Form 10-K
period 2008-12-31
NACCO INDUSTRIES INC
filed 2009-03-13
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 1-9172
NACCO INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	34-1505819 (I.R.S. Employer Identification No.)

5875 Landerbrook Drive, Cleveland, Ohio (Address of Principal Executive Offices)	44124-4069 (Zip Code)
Registrant’s telephone number, including area code: (440) 449-9600
Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered
Class A Common Stock, Par Value $1.00 Per Share	New York Stock Exchange
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter): $425,154,936
Number of shares of Class A Common Stock outstanding at March 9, 2009: 6,681,480
Number of shares of Class B Common Stock outstanding at March 9, 2009: 1,604,398
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for its 2009 annual meeting of stockholders are incorporated herein by reference in Part III of this Form 10-K.

NACCO INDUSTRIES, INC.

		PAGE
PART I.
Item 1.	BUSINESS	1
Item 1A.	RISK FACTORS	19
Item 1B.	UNRESOLVED STAFF COMMENTS	26
Item 2.	PROPERTIES	27
Item 3.	LEGAL PROCEEDINGS	28
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	28
Item 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT	29

PART II.
Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	33
Item 6.	SELECTED FINANCIAL DATA	34
Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	36
Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	80
Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	81
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	81
Item 9A.	CONTROLS AND PROCEDURES	81
Item 9B.	OTHER INFORMATION	81

PART III.
Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	81
Item 11.	EXECUTIVE COMPENSATION	82
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	82
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	82
Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	82

PART IV.
Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	83

SIGNATURES		84
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA		F-1
EXHIBIT INDEX		X-1
EX-10.22
EX-10.35
EX-10.81
EX-10.82
EX-18
EX-21
EX-23.1
EX-24.1
EX-24.2
EX-24.3
EX-24.4
EX-24.5
EX-24.6
EX-24.7
EX-24.8
EX-24.9
EX-31(I)(1)
EX-31(I)(2)
EX-32
FORM EX-99

PART I
Item 1. BUSINESS
General
NACCO Industries, Inc. (“NACCO” or the “Company”) is a holding company with the following principal businesses: lift trucks, housewares distribution, housewares retail and mining.
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
(b) Hamilton Beach Brands. The Company’s wholly owned subsidiary, Hamilton Beach Brands, Inc. (“HBB”), is a leading designer, marketer and distributor of small electric household appliances, as well as commercial products for restaurants, bars and hotels.
(c) Kitchen Collection. The Company’s wholly owned subsidiary, the Kitchen Collection, Inc. (“KC”), is a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States.
(d) North American Coal. The Company’s wholly owned subsidiary, The North American Coal Corporation and its affiliated coal companies (collectively, “NACoal”), mine and market lignite coal primarily as fuel for power generation and provide selected value-added mining services for other natural resources companies.
Additional information relating to financial and operating data on a segment basis (including NACCO and Other) and by geographic region is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II of this Form 10-K and in Note 18 to the Consolidated Financial Statements contained in this Form 10-K.
NACCO was incorporated as a Delaware corporation in 1986 in connection with the formation of a holding company structure for a predecessor corporation organized in 1913. As of January 31, 2009, the Company and its subsidiaries had approximately 9,300 employees, including approximately 1,000 employees at the Company’s unconsolidated project mining subsidiaries.
The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports available, free of charge, through its website, http://www.nacco.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).
Significant Events
During the fourth quarter of 2008, the Company’s stock price significantly declined compared with previous periods and the Company’s market value of equity was below the book value of tangible assets and the book value of equity. The Company performed an interim impairment test, which indicated that goodwill and certain other intangible assets were impaired at December 31, 2008. Therefore, the Company recorded a non-cash impairment charge of $435.7 million during the fourth quarter of 2008.
The Company believes that current stock market valuations, which were the basis for the impairment testing under existing accounting rules, are generally reflective of broader global macro-economic and stock market conditions than a reflection of the operating fundamentals and the programs being implemented at each of our subsidiaries. As market conditions improve, the Company expects that these fundamentals and the programs in place at our subsidiaries will position each of them to move positively toward achievement of sound long-term financial returns.

BUSINESS SEGMENT INFORMATION
A. NACCO Materials Handling Group
     1. NMHG Wholesale
General
NMHG Wholesale designs, engineers, manufactures and sells a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names.
Manufacturing and Assembly
NMHG Wholesale manufactures components, such as frames, masts and transmissions, and assembles products in the market of sale whenever practical to minimize freight cost and balance currency mix. In some instances, however, it utilizes one worldwide location to manufacture specific components or assemble specific products. Additionally, components and assembled lift trucks are exported to locations when it is advantageous to meet demand in certain markets. NMHG Wholesale operates 14 manufacturing and assembly facilities worldwide with five plants in the Americas, five in Europe and four in Asia-Pacific, including joint venture operations.
Sales of lift trucks represented approximately 87% of NMHG Wholesale’s annual revenues in 2008 and 86% in each of 2007 and 2006.
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
     Dealers
          Independent Dealers
The majority of NMHG Wholesale’s dealers are independently owned and operated. In the Americas, Hyster® had 81 independent dealers and Yale® had 68 independent dealers as of December 31, 2008. In Europe, Hyster® had 63 independent dealers with locations in 74 countries and Yale® had 111 independent dealers with locations in 48 countries as of December 31, 2008. In Asia-Pacific, Hyster® had 15 independent dealers and Yale® had 10 independent dealers as of December 31, 2008.
          Owned Dealers
NMHG has acquired, at times on an interim basis, certain independent Hyster®, Yale® and competitor dealers and rental companies to strengthen Hyster®‘s and Yale®‘s presence in select territories. See “2. NMHG Retail” for a description of NMHG’s owned dealers.
     National Accounts
NMHG Wholesale operates a National Accounts program for both Hyster® and Yale®. The National Accounts program focuses on large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. The National Accounts program accounted for 15%, 14% and 16% of new lift truck unit volume in 2008, 2007 and 2006, respectively. The dealer network described above supports the National Accounts program by providing aftermarket parts and service on a local basis. Dealers receive a commission for the support they provide in connection with National Accounts sales and for the preparation and delivery of lift trucks to customer locations. In addition to selling new lift trucks, the National Accounts program markets services, including full maintenance leases and total fleet management.

Customers
NMHG Wholesale’s customer base is diverse and fragmented, including, among others, light and heavy manufacturers, trucking and automotive companies, rental companies, building materials and paper suppliers, lumber, metal products, warehouses, retailers, food distributors, container handling companies and domestic and foreign governmental agencies.
Aftermarket Parts
NMHG Wholesale offers a line of aftermarket parts to service its large installed base of lift trucks currently in use in the industry. NMHG Wholesale offers online technical reference databases specifying the required aftermarket parts to service lift trucks and an aftermarket parts ordering system. Aftermarket parts sales represented approximately 13% of NMHG Wholesale’s annual revenues in 2008 and 14% in each of 2007 and 2006.
NMHG Wholesale sells Hyster®- and Yale®-branded aftermarket parts to dealers for Hyster® and Yale® lift trucks. NMHG Wholesale also sells aftermarket parts under the UNISOURCE™, MULTIQUIP™ and PREMIER™ brands to Hyster® and Yale® dealers for the service of competitor lift trucks. NMHG has entered into a contractual relationship with a third-party, multi-brand, aftermarket parts wholesaler in the Americas, Europe and Asia-Pacific whereby orders from NMHG Wholesale dealers for parts for lift trucks are fulfilled by the third party who then pays NMHG Wholesale a commission.
Financing of Sales
NMHG Wholesale is engaged in a joint venture with General Electric Capital Corporation (“GECC”) to provide dealer and customer financing of new lift trucks in the United States. NMHG owns 20% of the joint venture entity, NMHG Financial Services, Inc. (“NFS”), and receives fees and remarketing profits under a joint venture agreement. This agreement expires on December 31, 2013. NMHG accounts for its ownership of NFS using the equity method of accounting.
In addition, NMHG Wholesale has entered into an operating agreement with GECC under which GECC provides leasing and financing services to Hyster® and Yale® dealers and their customers outside of the United States. GECC pays NMHG a referral fee once certain financial thresholds are met. This agreement expires on December 31, 2013.
Under the joint venture agreement with NFS and the operating agreement with GECC, NMHG’s dealers and certain customers are extended credit for the purchase of lift trucks to be placed in the dealer’s floor plan inventory or the financing of lift trucks that are sold or leased to customers. For some of these arrangements, NMHG provides standby recourse obligations, guarantees or repurchase obligations to NFS or to GECC. In substantially all of these transactions, a perfected security interest is maintained in the lift trucks financed, so that in the event of a default, NMHG has the ability to foreclose on the leased property and sell it through the Hyster® or Yale® dealer network. Furthermore, NMHG has established reserves for exposures under these agreements when required. In addition, NMHG amended its agreement with GECC during 2008 to limit its exposure to losses at certain eligible dealers. Under this amended agreement, losses related to guarantees for these certain eligible dealers are limited to 7.5% of their original loan balance. See Note 14 and 21 to the Consolidated Financial Statements in this Form 10-K for further discussion.
Backlog
As of December 31, 2008, NMHG Wholesale’s backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks was approximately 14,900 units, or approximately $356 million, of which substantially all is expected to be filled during fiscal 2009. This compares to the backlog as of December 31, 2007 of approximately 30,500 units, or approximately $668 million. Backlog represents unfilled lift truck orders placed with NMHG Wholesale’s manufacturing and assembly facilities from dealers, National Accounts customers and contracts with the U.S. government.
Key Suppliers and Raw Material
At times, NMHG Wholesale has experienced significant increases in its material costs, primarily as a result of global increases in industrial metals including steel, lead and copper and other commodity products including rubber, due to increased demand and limited supply. While NMHG Wholesale attempts to pass these increased costs along to its customers in the form of higher prices for its products, it may not be able to fully offset the increased costs of industrial metals and other commodities, due to overall market conditions and the lag time involved in implementing price increases for its products. NMHG Wholesale believes there are comparable alternatives available for all suppliers.
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
As of December 31, 2008, NMHG Retail owned one dealer operation in Europe, two dealer operations in Australia and one dealer operation in Singapore.
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
Research and Development
NMHG’s research and development capability is organized around four major engineering centers, all coordinated on a global basis by NMHG’s global executive administrative center. Comparable products are designed for each brand concurrently and generally each center is focused on the global requirements for a single product line. NMHG’s counterbalanced development center, which has global design responsibility for several classes of lift trucks primarily used in industrial applications, is located in Portland, Oregon. NMHG’s big truck development center is located in Nijmegen, The Netherlands, adjacent to a dedicated global big truck assembly facility. Big trucks are primarily used in handling shipping containers and in specialized heavy lifting applications. Warehouse trucks, which are primarily used in distribution applications, are designed based on regional differences in stacking and storage practices. NMHG designs warehouse equipment for sale in the Americas market in Greenville, North Carolina, adjacent to the Americas assembly facility for warehouse equipment. NMHG designs warehouse equipment for the European market in Masate, Italy adjacent to its assembly facilities for warehouse equipment. In addition, NMHG has an engineering office in India to support its global drafting and design activities for its four major engineering centers.
NMHG’s engineering centers utilize a three-dimensional CAD/CAM system and are electronically connected with one another, with all of NMHG’s manufacturing and assembly facilities and with some suppliers. This allows for collaboration in technical engineering designs and collaboration with suppliers. Additionally, NMHG solicits customer feedback throughout the design phase to improve product development efforts. NMHG invested $55.2 million, $55.5 million and $52.4 million on product design and development activities in 2008, 2007 and 2006, respectively.
Sumitomo-NACCO Joint Venture
NMHG has a 50% ownership interest in Sumitomo-NACCO Materials Handling Group, Ltd. (“SN”), a limited liability company that was formed in 1970 to manufacture and distribute lift trucks in Japan. Sumitomo Heavy Industries, Ltd. owns the remaining 50% interest in SN. Each shareholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between NMHG and Sumitomo Heavy Industries, Ltd. prior to a vote of SN’s board of directors. As a result, NMHG accounts for its ownership in SN using the equity method of accounting. NMHG purchases Hyster®- and Yale®-branded lift trucks and related components and aftermarket parts from SN under normal trade terms for sale outside of Japan. NMHG also contracts with SN for engineering design services on a cost plus basis and charges SN for technology used by SN but developed by NMHG.
Employees
As of January 31, 2009, NMHG had approximately 5,500 employees, approximately 5,000 of whom were employed by the wholesale operations and approximately 500 of whom were employed by the retail operations. A majority of the employees in the Danville, Illinois parts depot operations (approximately 100 employees) are unionized. NMHG’s contract with the Danville union expires in June 2009. Employees at the facilities in Berea, Kentucky; Sulligent, Alabama; and Greenville, North Carolina are not represented by unions. In Brazil, all employees are unionized. NMHG’s contract with the Brazil union expires in October 2009. In Mexico, shop employees are unionized.
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
In addition, NMHG’s products may be subject to laws and regulations relating to the protection of the environment, including those governing vehicle exhaust. Regulatory agencies in the United States and Europe have issued or proposed various regulations and directives designed to reduce emissions from spark-ignited engines and diesel engines used in off-road vehicles, such as industrial lift trucks. These regulations require NMHG and other lift truck manufacturers to incur costs to modify designs and manufacturing processes and to perform additional testing and reporting. While there can be no assurance, NMHG believes the impact of the additional expenditures to comply with these requirements will not have a material adverse effect on its business.
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
Government and Trade Regulations
In the past, NMHG’s business has been affected by trade disputes between the United States and Europe. In the future, to the extent NMHG is affected by trade disputes and increased tariffs are levied on its goods, its results of operations may be materially adversely affected.
B. Hamilton Beach Brands
General
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
Furthermore, HBB supplies Wal-Mart with certain GE-brand kitchen electric and garment-care appliances under Wal-Mart’s license agreement with General Electric Company. HBB also supplies Target with certain Michael Graves-brand kitchen appliances under Target’s store-wide Michael Graves line. In addition, HBB supplies Kohl’s with certain Food Network-branded kitchen appliances. HBB licenses the Febreze® brand from The Procter & Gamble Company for use in HBB’s odor elimination line. In Canada, HBB supplies Canadian Tire with small kitchen appliances under the Lancaster® brand.
HBB markets its products primarily in North America, but also sells products in Latin America, Asia-Pacific and Europe. Sales are generated predominantly by a network of inside sales employees to mass merchandisers, national department stores, variety store chains, drug store chains, specialty home retailers and other retail outlets. Wal-Mart accounted for approximately 40%, 37% and 37% of HBB’s revenues in 2008, 2007 and 2006, respectively. HBB’s five largest customers accounted for approximately 60%, 58% and 57% of HBB’s revenues for the years ended December 31, 2008, 2007 and 2006, respectively. A loss of any key customer could result in significant decreases in HBB’s revenue and profitability.
Sales promotion activities are primarily focused on cooperative advertising. In 2008, HBB also promoted certain of its innovative products through the use of television, web and print advertising. In 2008, HBB licensed certain of its water treatment products, cookware, kitchen tools and gadgets and electronic products for the kitchen to various licensees.
Because of the seasonal nature of the markets for small electric appliances, HBB’s management believes backlog is not a meaningful indicator of performance and is not a significant indicator of annual sales. Backlog represents customer orders, which may be cancelled at any time prior to shipment. As of December 31, 2008, backlog for HBB was approximately $11.7 million. This compares with the backlog as of December 31, 2007 of approximately $17.2 million.
HBB’s warranty program to the consumer consists generally of a limited warranty lasting for varying periods of up to three years for electric appliances, with the majority of products having a warranty of one year or less. Under its warranty program, HBB may repair or replace, at its option, those products found to contain manufacturing defects.
Revenues and operating profit for HBB are traditionally greater in the second half of the year as sales of small electric appliances to retailers and consumers increase significantly with the fall holiday selling season. Because of the seasonality of purchases of its products, HBB incurs substantial short-term debt to finance inventories and accounts receivable in anticipation of the fall holiday selling season.
Product Design and Development
HBB spent $7.3 million in 2008, $7.1 million in 2007 and $7.4 million in 2006 on product design and development activities.
Key Suppliers and Raw Material
The majority of HBB’s products are supplied to its specifications by third-party suppliers located in China. HBB does not maintain long-term purchase contracts with suppliers and operates mainly on a purchase order basis. HBB generally negotiates purchase orders with its foreign suppliers in U.S. dollars. The weakening of the U.S. dollar against local currencies could result in certain manufacturers increasing the U.S. dollar prices for future product purchases.
During 2008, HBB purchased approximately 98% of its finished products from suppliers in China. HBB does not currently depend on any single supplier. HBB believes that the loss of any one supplier would not have a long-term material adverse effect on its business as there are adequate third-party supplier choices available that can meet HBB’s production and quality requirements. However, the loss of a supplier could, in the short term, adversely affect HBB’s business until alternative supply arrangements are secured.
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
As retailers generally purchase a limited selection of small electric appliances, HBB competes with other suppliers for retail shelf space. Since 1996, HBB has conducted consumer advertising for the Hamilton Beach® and Proctor Silex® brands. HBB believes the principal areas of competition with respect to its products are product design and innovation, quality, price, product features, merchandising, promotion and warranty.
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
Employees
As of January 31, 2009, HBB’s work force consisted of approximately 500 employees, most of whom are not represented by unions. In Canada, as of January 31, 2009, 17 hourly employees at HBB’s Picton, Ontario distribution facility were unionized. These employees are represented by an employee association which performs a consultative role on employment matters. None of HBB’s U.S. employees are unionized. HBB believes their current labor relations with both union and non-union employees are satisfactory.
C. Kitchen Collection
General
KC is a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States.
Sales and Marketing
KC operated 285 retail stores as of December 31, 2008. KC stores are located primarily in factory outlet malls and feature merchandise of highly recognizable name-brand manufacturers, including Hamilton Beach® and Proctor Silex®. Le Gourmet Chef® stores are located primarily in outlet and traditional malls throughout the United States and feature gourmet foods and home entertainment products, as well as brand name electric and non-electric kitchen items.
Seasonality
Revenues and operating profit for KC are traditionally greater in the second half of the year as sales to consumers increase significantly with the fall holiday selling season. Because of the seasonality of purchases of its products, KC incurs substantial short-term debt to finance inventories in anticipation of the fall holiday selling season.
Product Design and Development
KC, a retailer, has no expenditures for product design and development activities.
Product Sourcing and Distribution
KC purchases all inventory centrally, which allows KC to take advantage of volume purchase discounts and monitor controls over inventory and product mix. KC purchases its inventory from approximately 240 suppliers, three of which represented over 10% of purchases during the year ended December 31, 2008. KC does not currently depend on any single supplier. KC believes that the loss of any one supplier would not have a long-term material adverse effect on its business as there are adequate third-party supplier choices available that can meet KC’s requirements. However, the loss of a supplier could, in the short term, adversely affect KC’s business until alternative supply arrangements are secured.
KC currently maintains its inventory for distribution to its stores at two distribution centers located near its corporate headquarters in Chillicothe, Ohio.
Since the outlet mall channel of the retail industry is approaching maturity, KC continues to explore alternate areas of growth and diversification. For the past several years, KC has been testing alternative store formats both within the outlet mall industry and in the more traditional retail environments, including the traditional mall store format and the large store format. Because not all of these formats have met KC’s rigorous financial performance standards, KC continues to explore alternate channels of distribution, including distribution through the internet. In addition, KC is exploring alternatives for Le Gourmet Chef® stores in outlet malls, traditional malls and distribution through the internet.
Competition
KC competes against a diverse group of retailers ranging from specialty stores to department stores and discounters. The retail environment continues to be extremely competitive. Widespread Chinese sourcing of products allows many retailers to offer value-priced kitchen products.

KC believes there is growth potential in kitchenware retailing, but only through offering unique, high quality products at prices affordable to most consumers. While a number of very low-end and very high-end kitchenware retailers participate in the marketplace, there is still an opportunity for stores offering mid-priced, high-quality kitchenware.
Patents, Trademarks, Copyrights and Licenses
KC holds trademarks registered in the United States for the Kitchen Collection® and Le Gourmet Chef® store names. KC believes that the Kitchen Collection® and Le Gourmet Chef® store name trademarks are material to its business.
Employees
As of January 31, 2009, KC’s work force consisted of approximately 1,800 employees. None of KC’s employees are unionized. KC believes their current labor relations with employees are satisfactory.
D. North American Coal
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
At December 31, 2008, NACoal’s operating mines consisted both of mines where the reserves were acquired and developed by NACoal, as well as mines where reserves were owned by the customers of the mines. It is currently contemplated that the reported reserves will be mined within the term of the leases for each of the mines NACoal operates and controls the reserves. In the future, if any of the leases are projected to expire before mining operations can commence, it is currently expected that each such lease would be amended to extend the term or new leases would be negotiated. Under these terms, NACoal expects lignite coal mined pursuant to these leases will be available to meet its production requirements.
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
Sales, Marketing and Operations
The principal lignite coal customers of NACoal are electric utilities, an independent power provider and a synfuels plant. The distribution of lignite coal sales, including sales of the unconsolidated project mines, in the last five years has been as follows:

	Distribution
	Electric
	Utilities/
	Independent	Synfuels
	Power Provider	Plant
2008	82%	18%
2007	82%	18%
2006	82%	18%
2005	83%	17%
2004	84%	16%

The total coal production by mine for the last three years and the weighted average prices per ton sold/delivered for the last three years are as follows:

Total coal production by mine (in millions of tons)	2008	2007	2006
Unconsolidated Project Mines
Freedom	14.6	15.0	15.2
Falkirk	7.5	7.8	8.2
Sabine	4.1	4.2	4.0
Consolidated Mining Operations
San Miguel	3.1	2.9	3.6
Oxbow	0.6	0.5	0.8
Red Hills	2.8	3.6	3.8

Total lignite tons produced	32.7	34.0	35.6

Lignite price per ton sold/delivered	$15.32	$13.30	$12.14

The contracts under which the project mining subsidiaries were organized provide that, under certain conditions of default, the customer(s) involved may elect to acquire the assets (subject to the liabilities) or the capital stock of the subsidiary for an amount effectively equal to book value. NACoal does not know of any conditions of default that currently exist. In one case, the customer may elect to acquire the stock of the subsidiary upon a specified period of notice without reference to default, in exchange for certain payments on coal mined thereafter. NACoal does not know of any current intention of any customer to acquire the stock of a subsidiary or terminate a contract for convenience.
The location, mine type, reserve data, coal quality characteristics, customer, sales tonnage and contract expiration date for the mines operated by NACoal in 2008 were as follows:

LIGNITE COAL MINING OPERATIONS ON AN “AS RECEIVED” BASIS

		2008
		Proven and Probable Reserves (a)(b)								2007
		Committed Under					Sales			Total Committed	Sales
		Contract		Uncommitted		Total	Tonnage	Owned	Leased	and Uncommitted	Tonnage	Contract
Mine/Reserve	Type of Mine	(Millions of Tons)					(Millions)	(%)	(%)	(Millions of Tons)	(Millions)	Expires
Unconsolidated Project Mining Subsidiaries
Freedom Mine (c)	Surface Lignite	579.9		—		579.9	14.7	2%	98%	596.4	14.8	2012 (d)
Falkirk Mine (c)	Surface Lignite	473.8		—		473.8	7.5	1%	99%	478.3	7.9	2045
Sabine Mine (c)	Surface Lignite		(e)		(e)	—	4.1	(e)	(e)	—	4.2	2035
Consolidated Mining Operations
San Miguel Lignite Mining Operations	Surface Lignite		(e)		(e)	—	3.1	(e)	(e)	—	2.9	2010
Oxbow Mine	Surface Lignite	3.0		53.2		56.2	0.6	94%	6%	56.8	0.5	2011
Red Hills Mine	Surface Lignite	139.8		110.1		249.9	3.0	27%	73%	257.2	3.4	2032

Total Developed		1,196.5		163.3		1,359.8	33.0			1,388.7	33.7

Undeveloped Mining Operations
North Dakota	—	—		578.9		578.9	—	0%	100%	578.2	—	—
Texas	—	11.8		165.1		176.9	—	48%	52%	178.1	—	—
Eastern (f)	—		(f)	28.3		28.3	—	100%	0%	47.8	—	—
Mississippi	—	—		142.2		142.2	—	0%	100%	142.2	—	—

Total Undeveloped		11.8		914.5		926.3				946.3

Total Developed/Undeveloped		1,208.3		1,077.8		2,286.1				2,335.0

		Coal Formation or		Average Seam		Average		Average Coal Quality (As received)
Mine/Reserve	Type of Mine	Coal Seam(s)		Thickness (feet)		Depth (feet)		BTUs/lb		Sulfur (%)		Ash (%)		Moisture (%)
Unconsolidated Project Mining Subsidiaries
Freedom Mine (c)	Surface Lignite	Beulah-Zap Seams		18		130		6,700		0.9%		9%		36%
Falkirk Mine (c)	Surface Lignite	Hagel A&B, Tavis		8		60		6,200		0.6%		11%		38%
		Creek Seams
Sabine Mine (c)	Surface Lignite		(e)		(e)		(e)		(e)		(e)		(e)	(e)
Consolidated Mining Operations
San Miguel Lignite Mining Operations	Surface Lignite		(e)		(e)		(e)		(e)		(e)		(e)	(e)
Oxbow Mine	Surface Lignite	Chemard Lake Lignite		7		70		6,850		0.7%		14%		33%
		Lentil Seams
Red Hills Mine	Surface Lignite	C, D, E, F, G, H Seams		4		150		5,200		0.6%		14%		43%
Undeveloped Mining Operations
North Dakota	—	Fort Union Formation		13		130		6,500		0.8%		8%		38%
Texas	—	Wilcox Formation		8		120		6,800		1.0%		16%		30%
Eastern (f)	—	Freeport & Kittanning		4		400		12,070		3.3%		12%		3%
Mississippi	—	Wilcox Formation		12		130		5,200		0.6%		13%		44%

(a)	Committed and uncommitted tons represent in-place estimates. The projected extraction loss is approximately 10% of the proven and probable reserves, except with respect to the Eastern Undeveloped Mining Operations, in which case the extraction loss is approximately 30% of the proven and probable reserves. case the extraction loss is approximately 30% of the proven and probable reserves.

(b)	NACoal’s reserve estimates are based on the entire drill hole database, which was used to develop a geologic computer model using a 200 foot grid and inverse distance to the second power as an interpolator. None of NACoal’s coal reserves have been reviewed by independent experts. As such, all reserves are considered proven (measured) within NACoal’s reserve estimate.

(c)	The contracts for these mines require the customer to cover the cost of the ongoing replacement and upkeep of the plant and equipment of the mine.

(d)	Although the term of the existing coal sales agreement terminates in 2012, the term may be extended for five additional periods of five years, or until 2037, at the option of The Coteau Properties Company.

(e)	The reserves are owned and controlled by the customer and, therefore, have not been listed in the table.

(f)	The proven and probable reserves included in the table do not include coal that is leased to others. NACoal had 78.8 million tons and 57.8 million tons in 2008 and 2007, respectively, of Eastern Undeveloped Mining Operations with leased coal committed under contract.

Unconsolidated Project Mining Subsidiaries
Freedom Mine — The Coteau Properties Company
The Freedom Mine, operated by The Coteau Properties Company (“Coteau”), is located approximately 90 miles northwest of Bismarck, North Dakota. The main entrance to the Freedom Mine is accessed by means of a paved road and is located on County Road 15. Coteau holds 393 leases granting the right to mine approximately 40,354 acres of coal interests and the right to utilize approximately 27,669 acres of surface interests. In addition, Coteau owns in fee 29,929 acres of surface interests and 4,501 acres of coal interests. Substantially all of the leases held by Coteau were acquired in the early 1970s with terms totaling 40 years. Many of these leases were amended or replaced with new leases which extend the lease terms for a period sufficient to meet Coteau’s contractual production requirements.
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
Falkirk Mine — The Falkirk Mining Company
The Falkirk Mine, operated by The Falkirk Mining Company (“Falkirk”), is located approximately 50 miles north of Bismarck, North Dakota on a paved access road off U.S. Highway 83. Falkirk holds 342 leases granting the right to mine approximately 53,856 acres of coal interests and the right to utilize approximately 35,673 acres of surface interests. In addition, Falkirk owns in fee 32,434 acres of surface interests and 1,030 acres of coal interests. Substantially all of the leases held by Falkirk were acquired in the early 1970s with terms totaling 40 years, many of which can be or have been further extended by the continuation of mining operations.
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
NACoal has operated San Miguel since July 1, 1997 under a Contract Mining Agreement with San Miguel Electric Power Cooperative, Inc. (“San Miguel Electric”). Prior to July 1, 1997, another company operated the mine under a similar contract mining arrangement. Since the development of the project in the late 1970s, San Miguel Electric has owned the reserves and mine facilities and held all the permits and authorizations necessary to operate the power generating station and the adjacent lignite mine. The mine started delivering coal in 1980.
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
Oxbow Mine — Red River Mining Company
The Oxbow Mine, operated by Red River Mining Company (“Red River”), is located approximately 35 miles south of Shreveport, Louisiana. Access to the mine is by means of an unpaved road located one mile west of Highway 84 on Parish Road 604. Red River holds 18 leases granting the right to mine approximately 927 acres of coal interests and the right to utilize approximately 991 acres of surface interests. In addition, Red River owns in fee approximately 4,948 acres of surface interests and 4,908 acres of coal interests.
The Oxbow Mine generally produces between 500,000 and 800,000 tons of lignite coal annually as a supplemental fuel source based upon the demand from the Dolet Hills Power Station. Prior to 2006, substantially all production from the mine had been delivered to the Dolet Hills Power Station near Mansfield, Louisiana. The mine delivered 25,000 tons and 42,000 tons to other plants in Louisiana during 2008 and 2007, respectively. The mine started delivering coal in 1989.
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
Red Hills Mine — Mississippi Lignite Mining Company
The Red Hills Mine, operated by Mississippi Lignite Mining Company (“MLMC”), is located approximately 120 miles north of Jackson, Mississippi. The entrance to the mine is by means of a paved road located approximately one mile west of Highway 9. MLMC holds 150 leases granting the right to mine approximately 8,742 acres of coal interests and the right to utilize approximately 8,631 acres of surface interests. In addition, MLMC owns in fee 2,205 acres of surface interests and 1,892 acres of coal interests. Substantially all of the leases held by MLMC were acquired during the mid-1970s to the early 1980s with terms totaling 50 years.
The Red Hills Mine generally produces between 3.5 and 3.8 million tons of lignite coal annually for the Red Hills Power Plant. The mine started delivering coal in 2000.
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

Florida Dragline Operations — The North American Coal Corporation
NACoal’s Florida Dragline Operations operate draglines to mine limerock at the following quarries in Florida pursuant to mining services agreements with the quarry owners:

			Year NACoal
			Started Dragline
Quarry Name	Location	Quarry Owner	Operations
White Rock Quarry — North	Miami	WRQ	1995
White Rock Quarry — South	Miami	WRQ	2005
Krome Quarry	Miami	Cemex	2003
Alico Quarry	Ft. Myers	Cemex	2004
FEC Quarry	Miami	Cemex	2005
Pennsuco Quarry	Miami	Tarmac	2005
SCL Quarry	Miami	Cemex	2006
Vecellio & Grogan, Inc., d/b/a White Rock Quarries (“WRQ”), Cemex S.A.B. de C.V. (“Cemex”) and Tarmac America LLC (“Tarmac”) control all of the limerock reserves within their respective quarries. WRQ and Cemex perform drilling programs only occasionally for the purpose of redefining the bottom of the limerock bed.
Access to the White Rock Quarry is by means of a paved road from 122nd Avenue, access to the Krome Quarry is by means of a paved road from Krome Avenue and access to Pennsuco Quarry is by means of a paved road from NW 121st Way. Access to the FEC Quarry is by means of a paved road from NW 118th Avenue and access to the Alico Quarry is by means of a paved road from Alico Road. Access to the SCL Quarry is by means of a paved road from NW 137th Avenue. Florida Dragline Operations have no title, claim, lease or option to acquire any of the reserves at the White Rock Quarry (North and South), the FEC Quarry, the Krome Quarry, the Pennsuco Quarry, the SCL Quarry or the Alico Quarry.
North American Coal Royalty Company
No operating mines currently exist on the undeveloped reserves in North Dakota, Texas and Mississippi. NACoal Royalty Company does receive certain royalty payments from unrelated third parties for production or advance royalty payments for oil and gas, as well as coal reserves located in Ohio, Pennsylvania, North Dakota, Louisiana and Texas.
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
No Previous Operators. There were no previous operators of the Freedom Mine, Falkirk Mine, Sabine Mine, Oxbow Mine or Red Hills Mine.
Exploration and Development. The Freedom Mine, Falkirk Mine, Sabine Mine, San Miguel, Red Hills Mine and Oxbow Mine are well past the exploration stage and are in production. Additional pit development is underway at each mine. Drilling programs are routinely conducted for the purpose of refining guidance related to ongoing operations. For example, at the Red Hills Mine, the lignite coal reserve has been defined by a drilling program that is designed to provide 500-foot spaced drill holes for areas anticipated to be mined within six years of the current pit. Drilling beyond the six-year horizon ranges from 1,000 to 2,000-foot centers. Drilling is conducted every other year to stay current with the advance of mining operations.
Facilities and Equipment. The facilities and equipment for each of the mines are maintained to allow for safe efficient operation. The equipment is well maintained, in good physical condition and is either updated or replaced periodically with the latest models or upgrades available to keep up with modern technology. As equipment wears out, the mines evaluate what replacement option will be the most cost efficient, including the evaluation of both new and used equipment, and proceed with that replacement. The majority of electrical power for the draglines, shovels, coal crushers, coal conveyors and facilities generally is provided by the utility customer for the applicable mine. Electrical power for the Sabine facilities is provided by Upshur Rural Electric Co-op. Electrical power for the Sabine draglines is provided by the Pirkey Power Plant. The remainder of the equipment generally is powered by diesel or gasoline. The total cost of the property, plant and equipment, net of applicable accumulated amortization and depreciation as of December 31, 2008, for each of the mines is set forth in the chart below.

Total Historical Cost of Mine
Property, Plant and Equipment
(excluding Coal Lands, Real Estate
and Construction in Progress), Net of
Applicable Accumulated
Mine	Amortization and Depreciation
(in millions)
Unconsolidated Project Mine Subsidiaries
Freedom Mine — The Coteau Properties Company	$82.7
Falkirk Mine — The Falkirk Mining Company	$73.0
Sabine Mine — The Sabine Mining Company	$118.7
Consolidated Mining Operations
San Miguel Lignite Mining Operations — The North American Coal Corporation	$0.4
Oxbow Mine — Red River Mining Company	$5.4
Red Hills Mine — Mississippi Lignite Mining Company	$33.5
Florida Dragline Operations — The North American Coal Corporation	$4.9
Predominantly all of San Miguel’s machinery and equipment are owned by NACoal’s customer. A substantial portion of MLMC’s machinery, trucks and equipment is rented under operating leases. Two Florida draglines are also rented under operating leases. All other draglines were purchased used and have been updated with the latest technology.
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
The limerock quarries where NACoal provides dragline mining services are owned and operated by NACoal’s customers. All environmental permits for the limerock quarries are held by NACoal’s customers. During 2007, the U.S. District Court for the Southern District of Florida (“District Court”) issued an unfavorable decision that affects NACoal’s customers’ limerock mining permits in South Florida. The decision was appealed and upon appeal, the litigation was remanded back to the District Court.
On January 30, 2009, the District Court issued an order that set aside certain existing mining permits in the South Florida lake belt region where NACoal provides limerock mining services. By setting aside the existing mining permits previously issued by the U.S. Army Corps of Engineers, this order essentially prohibits mining in the lake belt region. An appeal of the District Court’s ruling was filed by the limerock producers, some of whom are NACoal’s customers. Due to the cost-plus nature of the majority of its limerock mining services contracts and its limited asset investment in this business, NACoal believes the effect of this ruling will not be material.
In addition, in response to the District Court decision, the Company anticipates that the U.S. Army Corps of Engineers will issue a final Supplemental Environmental Impact Statement for limerock mining in South Florida during 2009. Accordingly, the Company cannot be certain that NACoal’s customers will be able to refile and obtain all necessary permits for mining their resources in the future.
Some laws, as discussed below, place many requirements on NACoal’s coal mining operations and the limerock quarries where NACoal provides dragline mining services. Federal and state regulations require regular monitoring of NACoal’s operations to ensure compliance.
Mine Health and Safety Laws
The Federal Mine Safety and Health Act of 1977 imposes safety and health standards on all coal mining operations. Regulations are comprehensive and affect numerous aspects of mining operations, including training of mine personnel, mining procedures, blasting, the equipment used in mining operations and other matters. The Federal Mine Safety and Health Administration enforces compliance with these federal laws and regulations.
Environmental Laws
NACoal’s coal mining operations are subject to various federal environmental laws, including:
•	the Surface Mining Control and Reclamation Act of 1977 (“SMCRA”);

•	the Clean Air Act, including amendments to that act in 1990 (the “Clean Air Act”);

•	the Clean Water Act of 1972 (the “Clean Water Act”);

•	the Resource Conservation and Recovery Act; and

•	the Comprehensive Environmental Response and Compensation and Liability Act.
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
Although NACoal’s permits have stated expiration dates, SMCRA provides for a right of successive renewal. The cost of obtaining surface mining permits can vary widely depending on the quantity and type of information that must be provided to obtain the permits; however, the cost of obtaining a permit is usually between $1,000,000 and $5,000,000, and the cost of obtaining a permit renewal is usually between $15,000 and $100,000.
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
The Clean Air Act also imposes limits on sulfur dioxide emissions from coal-fired power plants. The electricity generators that are affected have been able to meet these requirements by, among other things, switching to lower sulfur fuels, installing pollution control devices such as flue gas desulfurization systems, which are known as “scrubbers,” reducing power generating levels or purchasing sulfur dioxide emission allowances.
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
In May 2005, the EPA published the Clean Air Mercury Rule (“CAMR”), which regulates the emission of mercury from coal-fired power plants. CAMR established a two phase cap and trade regulation with phase one being implemented in 2010 and phase two in 2018. It allowed affected electrical generating units to meet these regulations by, among other things, switching to lower mercury fuels, installing mercury control devices, or purchasing mercury emissions allowances.
In February 2008, the U.S. Court of Appeals for the D.C. Circuit struck down the CAMR on the grounds that the EPA did not follow the appropriate process under the Clean Air Act to reverse the decision to list coal-fired power plants as a category of sources for regulation under the hazardous air pollutant provisions of the Clean Air Act. In October 2008, the EPA filed a petition for certiorari with the U.S. Supreme Court. In February 2009, the EPA filed a motion to withdraw the petition.
If the Court’s decision striking down the CAMR stands, it will result in more stringent regulation of mercury emissions from all coal-fired power plants. The extent of the affect on these plants will depend upon the type of control technology the EPA requires and whether the EPA subcategorizes coal by rank. Lignite coal typically has a greater mercury content than higher rank coals; consequently, failure by the EPA to subcategorize coals by rank could have a disproportionately adverse affect on plants that burn lignite coal and the demand for lignite coal may decrease.
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
In October 2003, twelve states, two cities and fourteen environmental groups filed petitions in the United States Court of Appeals for the District of Columbia, challenging the EPA’s decision denying a rulemaking petition to regulate carbon dioxide as a criteria pollutant under the Clean Air Act. If these petitioners are successful in obtaining a court order requiring the EPA to set (or the EPA agrees to set) emission limitations for carbon dioxide and/or lower emission limitations for sulfur dioxide and particulate matter, the demand for coal may decrease.
The U.S. Supreme Court ruled in April 2007 that carbon dioxide is a pollutant under the Clean Air Act. As a result of the decision, the EPA has the authority to regulate greenhouse gas emissions from automobiles. This ruling increases the likelihood that carbon dioxide emissions from coal-fired power plants will be regulated in the future. Congress is considering legislation to restrict and/or control carbon dioxide emissions from power plants. Furthermore, a number of individual states are enacting laws and regulations that restrict or control carbon dioxide emissions. Until such laws are enacted and regulations promulgated, the Company cannot accurately predict the extent to which NACoal’s electric utility customers will be affected or the measures that will be required for compliance. If the EPA does promulgate regulations that limit carbon dioxide emissions from power plants, the demand for coal may decrease.
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
Bellaire Corporation, a wholly owned non-operating subsidiary of the Company (“Bellaire”), is treating mine water drainage from coal refuse piles associated with two former underground coal mines in Ohio and one former underground coal mine in Pennsylvania, and is treating mine water from a former underground coal mine in Pennsylvania. Bellaire anticipates that it will need to continue these activities indefinitely and has accrued a liability of $13.4 million as of December 31, 2008 related to these matters in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.”
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

The Company’s subsidiary, Sabine, has been named as a potentially responsible party for cleanup costs under the so-called Superfund law at a third-party site where Sabine disposed of waste oil in the past. The Company believes Sabine’s liability will be de minimis.
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
Based on industry information, NACoal believes it was one of the ten largest coal producers in the United States in 2008 based on total coal tons produced.
Employees
As of January 31, 2009, NACoal had approximately 1,500 employees, including approximately 1,000 employees at the unconsolidated project mining subsidiaries. NACoal believes its current labor relations with employees are satisfactory.
Item 1A. RISK FACTORS
NMHG
NMHG’s lift truck business is cyclical. Any downturn in the general economy could result in significant decreases in the Company’s revenue and profitability and an inability to sustain or grow the business.
NMHG’s lift truck business historically has been cyclical. Fluctuations in the rate of orders for lift trucks reflect the capital investment decisions of NMHG’s customers, which depend to a certain extent on the general level of economic activity in the various industries the lift truck customers serve. During economic downturns, customers tend to delay new lift truck and parts purchases. Consequently, as a result of the current economic environment, NMHG is currently experiencing, and in the future may continue to experience, significant reductions in its revenues and net income. If the current downturn continues or worsens, the Company’s revenue and profitability could decrease significantly and the Company’s financial results will be adversely affected.
If the capital goods market worsens, the cost saving efforts implemented by NMHG may not be sufficient to achieve the benefits NMHG expects.
If the current general economy or the capital goods market further declines, NMHG’s revenues will decline. If revenues are lower than expected, the programs implemented at NMHG may not achieve the benefits NMHG expects. Furthermore, NMHG may be forced to take additional cost savings steps that could result in additional charges that materially adversely affect its ability to compete or implement its current business strategies.
The pricing and costs of NMHG’s products have been and may continue to be impacted by foreign currency fluctuations, which could materially increase the Company’s costs, result in material exchange losses and materially reduce operating margins.
Because NMHG conducts transactions in various foreign currencies, including the euro, the British pound, the Australian dollar and the Japanese yen, its lift truck pricing is subject to the effects of fluctuations in the value of these foreign currencies and fluctuations in the related currency exchange rates. As a result, NMHG’s sales have historically been affected by, and may continue to be affected by, these fluctuations. In addition, exchange rate movements between currencies in which NMHG purchases materials and components and manufactures certain of its products and the currencies in which NMHG sells those products have been affected by and may continue to result in exchange losses that could materially reduce operating margins. Furthermore, NMHG’s hedging contracts may not offset current risks from changes in currency exchange rates.
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
Changes in the timing of implementation of its current cost reduction, efficiency and new product programs may result in a delay in the expected recognition of future costs and realization of future benefits. As such, because future industry demand levels are lower than historical industry demand cycles as a result of the current economic environment, the actual annual cost savings could be lower than expected. If NMHG is unable to successfully implement these programs, the Company’s revenues, profitability and market share could be significantly reduced.
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
Through arrangements with GECC and others, dealers and other customers are provided financing for new lift trucks in the United States and in major countries of the world outside of the United States. Through these arrangements, NMHG’s dealers and certain customers are extended credit for the purchase of lift trucks to be placed in the dealer’s floor plan inventory or the financing of lift trucks that are sold or leased to customers. For some of these arrangements, NMHG provides standby recourse obligations, guarantees or repurchase obligations such that it would become obligated in the event of default by the dealer or customer. Total amounts subject to these types of obligations at December 31, 2008 were $190.1 million. Generally, NMHG maintains a perfected security interest in the assets financed such that, in the event that it becomes obligated under the terms of the standby recourse obligations, guarantees or repurchase obligations, it may take title to the assets financed. NMHG cannot be certain, however, that the security interest will equal or exceed the amount of the standby recourse obligations, guarantees or repurchase obligations. In addition, NMHG cannot be certain that losses under the terms of the standby recourse obligations, guarantees or repurchase obligations will not exceed the reserves that it has set aside in its consolidated financial statements. The Company could incur a charge to earnings if its reserves prove to be inadequate, which could have a material adverse effect on the Company’s results of operations and liquidity for the period in which the charge is taken.
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
Part of the strategy to expand NMHG’s worldwide market share and decrease costs is strengthening its international distribution network and sourcing basic components in lower-cost countries. Implementation of this strategy may increase the impact of the risks described above and there can be no assurance that such risks will not have an adverse effect on the Company’s revenues, profitability or market share.
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
Hamilton Beach Brands
HBB’s business is sensitive to the strength of the U.S. retail market and weakness in this market could adversely affect its business.
The strength of the retail economy in the United States has a significant impact on HBB’s performance. Weakness in consumer confidence and poor financial performance by mass merchandisers, warehouse clubs, department stores or any of

HBB’s other customers would result in lost revenues. A general slowdown in the retail sector would result in additional pricing and marketing support pressures on HBB.
The market for HBB’s products is highly seasonal and dependent on consumer spending, which could result in significant variations in the Company’s revenues and profitability.
Sales of HBB’s products are related to consumer spending. Any downturn in the general economy or a shift in consumer spending away from small electric household appliances would adversely affect its business. In addition, the market for small electric household appliances is highly seasonal in nature. HBB often recognizes a substantial portion of its sales in the last half of the year. Accordingly, quarter-to-quarter comparisons of past operating results of HBB are meaningful, if at all, only when comparing equivalent time periods. The current economic downturn and the decrease in consumer spending or a shift in consumer spending away from small electric household appliances will significantly reduce revenues and profitability.
HBB is dependent on key customers and the loss of, or significant decline in business from, one or more of its key customers could materially reduce its revenues and profitability and its ability to sustain or grow its business.
HBB relies on several key customers. Its five largest customers accounted for approximately 60%, 58% and 57% of revenues for the years ended December 31, 2008, 2007 and 2006, respectively. Wal-Mart accounted for approximately 40%, 37% and 37% of HBB’s revenues in 2008, 2007 and 2006, respectively. Although HBB has long-established relationships with many customers, it does not have any long-term supply contracts with these customers, and purchases are generally made using individual purchase orders. A loss of any key customer could result in significant decreases in HBB’s revenues and profitability and an inability to sustain or grow its business.
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
The small electric household and commercial appliance industry does not have onerous entry barriers. As a result, HBB competes with many small manufacturers and distributors of housewares products. Additional competitors may also enter this market and cause competition to intensify. For example, some of HBB’s customers have expressed interest in sourcing, or expanding the extent of sourcing, small electric household and commercial appliances directly from manufacturers in Asia. The Company believes competition is based upon several factors, including product design and innovation, quality, price, product features, merchandising, promotion and warranty. If HBB fails to compete effectively with these manufacturers and distributors, it could lose market share and experience a decrease in revenues, which would adversely affect the Company’s results of operations.
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
Kitchen Collection
The market for KC’s products is highly seasonal and dependent on consumer spending, which could result in significant variations in the Company’s revenues and profitability.
Sales of products sold at KC stores are subject to a number of factors related to consumer spending, including general economic conditions affecting disposable consumer income such as unemployment rates, business conditions, interest rates, levels of consumer confidence, energy prices, mortgage rates, the level of consumer debt and taxation. The current economic environment, a worsening of the general economy or a shift in consumer spending will adversely affect KC’s business. In addition, KC often recognizes a substantial portion of its sales in the last half of the year. Accordingly, any economic downturn, decrease in consumer spending or a shift in consumer spending away from KC’s products could significantly reduce revenues and profitability.
KC faces an extremely competitive specialty retail market, and such competition could result in a reduction of KC’s prices and loss of market share.
The retail market is highly competitive. KC competes against a diverse group of retailers, including specialty stores, department stores, discount stores and catalog retailers. Many of KC’s competitors are larger and have significantly greater financial, marketing and other resources. This competition could result in the reduction of KC product prices and/or a loss of market share.

KC may not be able to forecast customer preferences accurately in its merchandise selections.
KC’s success depends in part on its ability to anticipate the tastes of its customers and to provide merchandise that appeals to their preferences. KC’s strategy requires merchandising staff to introduce products that meet current customer preferences and that are affordable and distinctive in quality and design. KC’s failure to anticipate, identify or react appropriately to changes in consumer trends could cause excess inventories and higher mark-downs or a shortage of products and could harm KC’s business and operating results.
KC depends on third-party suppliers for all of its products, which subjects KC to risks, including unanticipated increases in expenses, decreases in revenues and disruptions in the supply chain.
KC is dependent on third-party suppliers for all of its products. KC’s ability to select reliable suppliers who provide timely deliveries of quality products will impact its success in meeting customer demand. Any inability of KC’s suppliers to timely deliver products or any unanticipated changes in suppliers could be disruptive and costly to KC. In addition, KC may not be able to acquire desired merchandise in sufficient quantities on acceptable terms in the future. KC’s business would also be adversely affected by any delays in product shipments due to freight difficulties, strikes or other difficulties at its principal transport providers. Any significant failure by KC to obtain products on a timely basis at an affordable cost or any significant delays or interruptions of supply would have a material adverse effect on KC’s profitability.
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
The contracts with the unconsolidated project mining subsidiaries’ utility customers allow each mine to sell lignite coal at a price based on actual cost plus an agreed pre-tax profit per ton. Unconsolidated project mining subsidiary customers pay on a cost-plus basis only for the coal they consume and use. As a result, reduced coal usage by customers, including, but not limited to, unanticipated weather conditions and scheduled and unscheduled power plant outages, could have an adverse impact on the Company’s results of operations. Because of the contractual price formulas for the sale of coal and mining services by these unconsolidated project mining subsidiaries, the profitability of these operations is also subject to fluctuations in inflationary adjustments (or lack thereof) that can impact the per ton profit or management fee paid for the coal and taxes applicable to NACoal’s income on that coal.
NACoal’s other mining operations, including its consolidated mining operations, are subject to risks created by its capital investment in the mines, the costs of mining the coal and the dragline mining equipment, in addition to risks created by changes in customer demand, inflationary adjustments and tax rates.
The consolidated mining operations are comprised of San Miguel, Red River, MLMC, dragline mining services, royalties from mineral leases to other mining companies and other activities. The profitability of these consolidated mining operations is subject to the risk of loss of its investment in these mining operations, as well as increases in the cost of mining the coal. Except at San Miguel and some of the dragline mining locations, the costs of the consolidated mining operations are not passed on to its customers. As such, increased costs at these operations would materially reduce NACoal’s profitability. NACoal’s operations are also subject to customer demand, including but not limited to fluctuations in demand due to unanticipated weather conditions, the emergence of unidentified adverse mining conditions, power plant outages, inflationary adjustments and tax risks described above with respect to its unconsolidated project mining subsidiaries. These factors could materially reduce NACoal’s profitability.
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
In May 2005, the EPA published the CAMR, which regulates the emission of mercury from coal-fired power plants. CAMR is a two phase cap and trade regulation with phase one being implemented in 2010 and phase two in 2018. Affected electrical generating units will be able to meet these regulations by, among other things, switching to lower mercury fuels, installing mercury control devices or purchasing mercury emissions allowances. Mercury control devices are just beginning to be demonstrated on a commercial scale; therefore, their efficiency and cost of operation is uncertain at this time.
In February 2008, the U.S. Court of Appeals for the D.C. Circuit struck down the CAMR, on the grounds that the EPA did not follow the appropriate process under the Clean Air Act to reverse the decision to list coal-fired power plants as a category of sources for regulation under the hazardous air pollutant provisions of the Clean Air Act. It is uncertain at this time if the EPA will appeal the decision.
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
In May 2005, the EPA promulgated the CAIR, which requires reduction of nitrogen oxides and sulfur dioxides in 29 eastern states including Texas, Louisiana and Mississippi. CAIR requires more reductions in the emissions from power plants than the acid rain program, which is the current emission control regulation. Affected power plants will be required to install emission control devices, switch to lower emission fuels, or purchase emission allowances.
In June 2005, the EPA promulgated the CAVR, which requires power plants not covered by CAIR to install “Best Available Retrofit Technology” equipment to control emissions that cause haze and reduce visibility. The emissions include sulfur dioxide, nitrogen oxides and fine particulate matter.
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
The ability of the Company’s subsidiaries to make scheduled payments or to refinance their obligations with respect to indebtedness will depend on their operating and financial performance and credit availability, which in turn are subject to prevailing economic conditions. The economic recession, subprime mortgage crisis, decline in housing markets and disruptions in the financial markets, including the bankruptcy, restructuring, sale or acquisition of major financial institutions, may adversely affect the availability of credit already arranged, and the availability and cost of credit in the future. In the event that the Company’s subsidiaries seek to refinance or modify existing financial arrangements with their lenders, there is no assurance that such creditors will agree to refinance or to modify existing arrangements on acceptable terms or at all. The disruptions in the financial markets has had an adverse effect on the United States and world economies, which has and may continue to negatively affect business and consumer spending patterns. These disruptions could result in continued reductions in sales of the Company’s subsidiaries’ products and services, reductions in asset values, longer sales cycles, and increased price competition, as well as reductions in the borrowing base under the credit facilities of the Company’s subsidiaries. There can be no assurances that U.S. and non-U.S. governmental responses to the economic recession and disruptions in the financial markets will restore business or consumer confidence, stabilize the markets or increase liquidity and the availability of credit.
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
Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
A. NACCO
NACCO currently leases office space in Mayfield Heights, Ohio, a suburb of Cleveland, Ohio, that serves as its and NMHG’s corporate headquarters.
B. NMHG
     1. NMHG Wholesale
The following table presents the principal assembly, manufacturing, distribution and office facilities that NMHG owns or leases for use in the wholesale operations:

Owned/
Region	Facility Location	Leased	Function(s)

Americas	Berea, Kentucky	Owned	Assembly of lift trucks and manufacture of component parts

	Danville, Illinois	Owned	Americas parts distribution center

	Greenville, North Carolina	Owned	Divisional headquarters and marketing and sales operations for Hyster® and Yale® in Americas; Americas warehouse development center; assembly of lift trucks and manufacture of component parts

	Portland, Oregon	Owned	Counterbalanced development center for design and testing of lift trucks, prototype equipment and component parts

	Portland, Oregon	Leased	Global executive administrative center

	Ramos Arizpe, Mexico	Owned	Manufacture of component parts for lift trucks

	Sao Paulo, Brazil	Owned	Assembly of lift trucks and marketing operations for Brazil

	Sulligent, Alabama	Owned	Manufacture of component parts for lift trucks

Europe	Craigavon, Northern Ireland	Owned	Manufacture of lift trucks; cylinder and transmission assembly; mast fabrication and assembly for Europe

	Fleet, England	Leased	Hyster® and Yale® marketing and sales operations in Europe

	Irvine, Scotland	Leased	Divisional headquarters

	Irvine, Scotland	Owned	Assembly of lift trucks, mast manufacturing and assembly

	Modena, Italy	Leased	Assembly of lift trucks

	Masate, Italy	Leased	Assembly of lift trucks; European warehouse development center

	Nijmegen, The Netherlands	Owned	Big trucks development center; manufacture and assembly of big trucks and component parts; European parts distribution center

Asia	Shanghai, China	Owned (1)	Assembly of lift trucks by Shanghai Hyster joint venture

	Sydney, Australia	Leased	Divisional headquarters and sales and marketing for Asia-Pacific; Asia-Pacific parts distribution center

India	Pune, India	Leased	Engineering design services

(1)	This facility is owned by Shanghai Hyster Forklift Ltd., NMHG’s Chinese joint venture company.
SN’s operations are supported by five facilities. SN’s headquarters are located in Obu, Japan at a facility owned by SN. The Obu facility also has assembly and distribution capabilities. In Cavite, the Philippines, SN owns a facility for the manufacture of frames for SN products. As a result of the acquisition of a retail operation, SN also has one wholly-owned and seven partially-owned dealerships in Japan.

     2. NMHG Retail
As of January 31, 2009, NMHG Retail’s four dealer operations were in 16 locations. Of these locations, three were in Europe and 13 were in Asia-Pacific, as shown below:

Europe	Asia-Pacific
United Kingdom (3)	Australia (12) Singapore (1)
Dealer locations generally include facilities for displaying equipment, storing rental equipment, servicing equipment, aftermarket parts storage and sales and administrative offices. NMHG leases all 16 locations. Some of the leases were entered into or assumed in connection with acquisitions and many of the lessors under these leases are former owners of businesses that NMHG acquired.
C. Hamilton Beach Brands
The following table presents the principal distribution and office facilities owned or leased by HBB:

Owned/
Facility Location	Leased	Function(s)

Glen Allen, Virginia	Leased	Corporate headquarters

Geel, Belgium	(1)	Distribution center

Memphis, Tennessee	Leased	Distribution center

Mexico City, Mexico	(1)	Distribution center

Picton, Ontario, Canada	Leased	Distribution center

Southern Pines, North Carolina	Owned	Service center for customer returns; catalog distribution center; parts distribution center

Shenzhen, China	Leased	Representative office

Toronto, Ontario, Canada	Leased	Hamilton Beach Brands Canada sales and administration headquarters

Washington, North Carolina	Leased	Customer service center

(1)	This facility is managed by a third-party distribution provider.
Sales offices are also leased in several cities in the United States, Canada and Mexico.
D. The Kitchen Collection
KC currently leases its corporate headquarters building, the KC warehouse/distribution facility and a retail store in Chillicothe, Ohio. KC also currently leases the LGC distribution center in Circleville, Ohio. KC leases the remainder of its retail stores. A typical Kitchen Collection® store is approximately 3,000 square feet and a typical Le Gourmet Chef® store is approximately 4,300 square feet.
E. NACoal
NACoal currently leases its corporate headquarters office space in Dallas, Texas. NACoal’s proven and probable coal reserves and deposits (owned in fee or held under leases, which generally remain in effect until exhaustion of the reserves if mining is in progress) are estimated at approximately 2.3 billion tons (including the unconsolidated project mining subsidiaries), all of which are lignite coal deposits, except for approximately 28.3 million tons of bituminous coal. Reserves are estimates of quantities of coal, made by NACoal’s geological and engineering staff, which are considered mineable in the future using existing operating methods. Developed reserves are those which have been allocated to mines which are in operation; all other reserves are classified as undeveloped. Information concerning mine type, reserve data and coal quality characteristics for NACoal’s properties are set forth on the table on page 10 under “Item 1. Business — C. North American Coal — Sales, Marketing and Operations.”
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
EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Current Position	Other Positions

Alfred M. Rankin, Jr.	67	Chairman, President and Chief Executive Officer of NACCO (from prior to 2004), Chairman of NMHG (from October 2008)

Charles A. Bittenbender	59	Vice President, General Counsel and Secretary of NACCO (from prior to 2004), Vice President, General Counsel and Secretary of NMHG (from October 2008)

J.C. Butler, Jr.	48	Vice President — Corporate Development and Treasurer of NACCO (from prior to 2004), Senior Vice President — Project Development of NACoal (from May 2008)

Mary D. Maloney	47	Assistant General Counsel (from October 2005) and Assistant Secretary of NACCO (from May 2007)	From prior to 2004 to October 2005, Partner, Jones Day (law firm).

Lauren E. Miller	54	Vice President — Consulting Services of NACCO (from prior to 2004), Senior Vice-President, Marketing and Consulting of NMHG (from October 2008)

Kenneth C. Schilling	49	Vice President and Controller of NACCO (from prior to 2004), Vice President and Chief Financial Officer of NMHG (from October 2008)

Suzanne S. Taylor	46	Associate General Counsel and Assistant Secretary of NACCO (from December 2008)	From April 2007 to December 2008, Vice President, General Counsel and Chief Compliance Officer, Keithley Instruments, Inc. (developer, manufacturer and marketer of electronic instruments). From January 2006 to April 2007, Assistant General Counsel, Platinum Equity, LLC (a private equity firm). From prior to 2004 to November 2005, Senior Vice President, General Counsel, SourceOne Healthcare Technologies Inc., a Platinum Equity Company (distributor of imaging equipment).

PRINCIPAL OFFICERS OF THE COMPANY’S SUBSIDIARIES
A. NMHG

Name	Age	Current Position	Other Positions

Michael P. Brogan	58	President and Chief Executive Officer of NMHG (from June 2006)	From October 2005 to June 2006, Executive Vice President of NMHG. From April 2004 to October 2005, Senior Vice President, International Operations and Development of NMHG. From prior to 2004 to April 2004, Senior Vice President, Product Development and Procurement of NMHG.

Daniel P. Gerrone	59	Controller of NMHG (from prior to 2004)

Tommy L. Green	54	Vice President, Manufacturing, Americas of NMHG (from September 2007)	From August 2006 to September 2007, General Manager of Americas Assembly Operations of NMHG. From September 2005 to August 2006, Plant Manager — Berea of NMHG. From prior to 2004 to September 2005, Lean Manufacturing Manager for Ford Motor Co. (an international automobile manufacturer).

Jeffrey C. Mattern	56	Treasurer of NMHG (from prior to 2004)

Ralf A. Mock	53	Managing Director, Europe, Africa and Middle East of NMHG (from February 2006)	From January 2005 to February 2006, Independent Business Consultant. From prior to 2004 to January 2005, President, Villeroy & Boch AG (an international industrial enterprise).

James M. Phillips	60	Vice President, Human Resources of NMHG (from prior to 2004)

Rajiv K. Prasad	45	Vice President, Global Product Development of NMHG (from July 2007)	From November 2005 to July 2007, Vice President, Global Product Development, International Truck and Engine Corporation (an industrial company). From March 2004 to November 2005, Director, Engineering, International Truck and Engine Corporation (an industrial company). From prior to 2004 to March 2004, Director — Product and Business Operations, Lear Corporation, Ford Europe Customer Division, UK (an industrial company).

Victoria L. Rickey	56	Vice President, Asia-Pacific of NMHG (from October 2008)	From February 2006 to October 2008, Vice President, Chief Marketing Officer of NMHG. From October 2005 to February 2006, Vice President, Marketing of NMHG. From December 2004 to October 2005, Vice President, Marketing and Retail Operations, EAME of NMHG. From prior to 2004 to December 2004, Vice President, Chief Strategy Officer of NMHG.

Michael E. Rosberg	59	Vice President, Global Supply Chain of NMHG (from November 2006)	From May 2005 to February 2006, Vice President of Supply Chain Management, Brunswick Boat Group (an industrial company). From prior to 2004 to May 2005, Vice President of International Procurement, Maytag Corporation (an international industrial enterprise).

Michael K. Smith	64	Vice President, Finance and Information Systems of NMHG (from October 2008)	From prior to 2004 to October 2008, Vice President, Finance and Information Systems and Chief Financial Officer of NMHG.

Colin Wilson	54	Vice President and Chief Operating Officer of NMHG (from October 2005)	From prior to 2004 to October 2005, Vice President of NMHG; President, Americas of NMHG.

PRINCIPAL OFFICERS OF THE COMPANY’S SUBSIDIARIES
     B. HBB

Name	Age	Current Position	Other Positions

Michael J. Morecroft	67	President and Chief Executive Officer of HBB (from prior to 2004)

Keith B. Burns	52	Vice President — Engineering and Information Technology of HBB (from June 2008)	From prior to 2004 to June 2008, Vice President — Engineering and New Product Development of HBB.

Kathleen L. Diller	57	Vice President, General Counsel and Secretary of HBB (from May 2007)	From June 2006 to May 2007, Vice President, General Counsel and Human Resources, and Secretary of HBB. From February 2005 to June 2006, Vice President, General Counsel and Human Resources of HBB. From prior to 2004 to February 2005, Vice President, General Counsel and Secretary of HBB.

Gregory E. Salyers	48	Vice President, Global Operations of HBB (from May 2007)	From February 2005 to May 2007, Vice President — Operations and Information Systems of HBB. From prior to 2004 to February 2005, Vice President — Operations of HBB.

James H. Taylor	51	Vice President, Chief Financial Officer and Treasurer of HBB (from January 2007)	From February 2005 to January 2007, Vice President — Finance and Treasurer of HBB. From prior to 2004 to February 2005, Vice President — Treasurer of HBB.

R. Scott Tidey	44	Vice President, North America Sales of HBB (from July 2008)	From March 2007 to July 2008, Vice President, U.S. Consumer Sales of HBB. From January 2005 to March 2007, Vice President, International and National Account Sales of HBB. From prior to 2004 to January 2005, Vice President, National Account Sales of HBB.

Gregory H. Trepp	47	Vice President, Global Marketing of HBB (from June 2008)	From prior to 2004 to June 2008, Vice President, Marketing of HBB.
     C. KC

Name	Age	Current Position	Other Positions

Randolph J. Gawelek	61	President and Chief Executive Officer of KC (from prior to 2004)

PRINCIPAL OFFICERS OF THE COMPANY’S SUBSIDIARIES
     D. NACOAL

Name	Age	Current Position	Other Positions

Robert L. Benson	61	President and Chief Executive Officer of NACoal (from March 2006)	From September 2005 to March 2006, Executive Vice President and Chief Operating Officer of NACoal. From prior to 2004 to September 2005, Vice President — Eastern and Southern Operations of NACoal; General Manager of MLMC.

Lee A. Burton	42	Controller of NACoal (from June 2006)	From prior to 2004 to June 2006, Financial Planning Manager of NACoal.

Bob D. Carlton	51	Vice President and Chief Financial Officer of NACoal (from May 2008)	From March 2005 to May 2008, Vice President — Financial Services of NACoal. From prior to 2004 to June 2006, Controller of NACoal. From prior to 2004 to March 2005, Director of Tax of NACoal.

Douglas L. Darby	57	Vice President — Southern Operations of NACoal (from May 2008)	From June 2006 to May 2008, Vice President — Engineering and Eastern Operations of NACoal. From prior to 2004 to June 2006, President of Sabine.

Michael J. Gregory	61	Vice President — Engineering, Human Resources and International Operations of NACoal (from May 2008)	From June 2006 to May 2008, Vice President — Southern Operations and Human Resources of NACoal. From prior to 2004 to June 2006, General Manager of San Miguel.

K. Donald Grischow	61	Treasurer of NACoal (from prior to 2004)

Thomas A. Koza	62	Vice President — Law and Administration, and Secretary of NACoal (from prior to 2004)

Dan W. Swetich	63	President of Otter Creek Mining (from December 2008), Vice President — Northern Operations of NACoal (from June 2006) and President of Falkirk (from prior to 2004)

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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

	2008
	Sales Price		Cash
	High	Low	Dividend
First quarter	$107.00	$68.84	50.00¢
Second quarter	$95.46	$74.35	51.50¢
Third quarter	$125.50	$70.43	51.50¢
Fourth quarter	$95.22	$25.88	51.50¢

	2007
	Sales Price		Cash
	High	Low	Dividend
First quarter	$149.70	$126.90	48.00¢
Second quarter	$174.49	$137.42	50.00¢
Third quarter	$162.33	$95.68	50.00¢
Fourth quarter	$111.89	$88.04	50.00¢
At December 31, 2008, there were approximately 850 Class A common stockholders of record and approximately 250 Class B common stockholders of record. See Note 20 to Consolidated Financial Statements contained elsewhere in this Form 10-K for a discussion of the amount of NACCO’s investment in subsidiaries that was restricted at December 31, 2008.
Sales of Unregistered Company Stock
Pursuant to the Non-Employee Directors’ Equity Compensation Plan, the Company issued an aggregate of 2,907 shares of its Class A common stock on January 1, 2008, April 1, 2008, July 1, 2008 and October 1, 2008 for payment of a portion of the directors’ annual retainer fee. In addition, pursuant to the terms of such plan, directors may elect to receive shares of Class A common stock in lieu of cash for up to 100% of the balance of their annual retainer, meeting attendance fees and any committee chairman’s fees. An aggregate of 856 shares of Class A common stock were issued under voluntary elections on January 1, 2008, April 1, 2008, July 1, 2008 and October 1, 2008. The issuance of these unregistered shares qualifies as an exempt transaction pursuant to Section 4(2) of the Securities Act of 1933.
Pursuant to the Supplemental Executive Long-Term Incentive Bonus Plan, the Company issued an aggregate of 567 shares of its Class A common stock on December 5, 2008 to certain employees who were participants in the annual compensation plans of NACCO’s subsidiaries as of October 15, 2008. The issuance of these shares was not registered because such issuance of shares was a “no sale” pursuant to the federal securities laws.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Issuer Purchases of Equity Securities
				(d)
				Maximum
				Number of Shares
			(c)	(or Approximate
	(a)		Total Number of	Dollar Value)
	Total Number	(b)	Shares Purchased as	that May Yet
	of Shares	Average Price	Part of the Publicly	Be Purchased Under
Period	Purchased	Paid per Share	Announced Program	the Program (1)

Month #1 (October 1 to 31, 2008)	0	0	0	$100,000,000
Month #2 (November 1 to 30, 2008)	0	0	0	$100,000,000
Month #3 (December 1 to 31, 2008)	0	0	0	$100,000,000

Total	0	0	0	$100,000,000

(1)	On November 15, 2007, the Company announced that its Board of Directors had authorized a stock repurchase program (the “Program”). Under the terms of the Program, the Company may repurchase up to a total of $100.0 million of shares of the Company’s Class A Common Stock. The Company may repurchase shares on the open market or in privately negotiated transactions, including block trades. The Program has no expiration date. During the fourth quarter of 2008, the Company did not make any purchases under the terms of the Program.
Item 6. SELECTED FINANCIAL DATA

	Year Ended December 31
	2008 (1)	2007 (2)	2006 (2)	2005 (2)	2004 (2)
	(In millions, except per share data)

Operating Statement Data:
Revenues	$3,680.3	$3,602.7	$3,349.0	$3,157.4	$2,782.6
Operating profit (loss)	$(387.3)	$139.3	$173.6	$108.9	$86.9

Income (loss) before extraordinary gain	$(437.6)	$90.4	$94.0	$58.4	$46.7
Extraordinary gain, net-of-tax(3)	—	—	12.8	4.7	0.5

Net income (loss)	$(437.6)	$90.4	$106.8	$63.1	$47.2

Basic earnings (loss) per share:
Income (loss) before extraordinary gain	$(52.84)	$10.94	$11.41	$7.10	$5.69
Extraordinary gain, net-of-tax(3)	—	—	1.56	0.57	0.06

Net income (loss) per basic share	$(52.84)	$10.94	$12.97	$7.67	$5.75

Diluted earnings (loss) per share:
Income (loss) before extraordinary gain	$(52.84)	$10.93	$11.40	$7.10	$5.69
Extraordinary gain, net-of-tax(3)	—	—	1.56	0.57	0.06

Net income (loss) per diluted share	$(52.84)	$10.93	$12.96	$7.67	$5.75

	Year Ended December 31
	2008 (1)	2007 (2)	2006 (2)	2005 (2)	2004 (2)
	(In millions, except per share and employee data)
Balance Sheet Data at December 31:
Total assets	$1,687.9	$2,427.3	$2,154.5	$2,091.6	$2,035.6
Long-term debt	$400.5	$439.5	$359.9	$406.2	$407.4
Stockholders’ equity	$356.7	$891.4	$791.3	$700.9	$685.0

Cash Flow Data:
Provided by operating activities	$4.9	$81.4	$173.5	$75.2	$126.2
Used for investing activities	$(71.4)	$(59.9)	$(35.3)	$(56.3)	$(40.3)
Provided by (used for) financing activities	$(83.1)	$64.4	$(105.8)	$(1.8)	$(4.1)

Other Data:
Per share data:
Cash dividends	$2.045	$1.980	$1.905	$1.848	$1.675
Market value at December 31	$37.41	$99.69	$136.60	$117.15	$105.40
Stockholders’ equity at December 31	$43.05	$107.80	$96.05	$85.21	$83.39

Actual shares outstanding at December 31	8.286	8.269	8.238	8.226	8.214
Basic weighted average shares outstanding	8.281	8.263	8.234	8.223	8.212
Diluted weighted average shares outstanding	8.281	8.272	8.242	8.226	8.214
Total employees at December 31(4)	9,500	10,600	11,300	11,100	11,600

(1)	During the fourth quarter of 2008, the Company’s stock price significantly declined compared with previous periods and the Company’s market value of equity was below its book value of tangible assets and the book value of equity. The Company performed an interim impairment test, which indicated that goodwill and certain other intangibles were impaired at December 31, 2008. Therefore, the Company recorded a non-cash impairment charge of $435.7 million during the fourth quarter of 2008.

(2)	As revised for HBB change from the LIFO to FIFO inventory valuation method. See Note 2 to the Consolidated Financial Statements in this Form 10-K for further discussion.

(3)	An extraordinary gain was recognized in 2006, 2005 and 2004 as a result of a reduction to Bellaire’s estimated closed mine obligations relating to amounts owed to the Fund arising as a result of the Coal Act. See further discussion in the NACCO` and Other section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

(4)	Includes employees of the unconsolidated project mining subsidiaries.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
OVERVIEW
NACCO Industries, Inc. (the parent company or “NACCO”) and its wholly owned subsidiaries (collectively, the “Company”) operate in the following principal industries: lift trucks, housewares distribution, housewares retail and mining. Results of operations and financial condition are discussed separately by segment, which corresponds with the industry groupings. The Company manages its lift truck operations as two reportable segments: wholesale manufacturing and retail distribution. Results by segment are also summarized in Note 18 to the Consolidated Financial Statements contained elsewhere in this Form 10-K.
NMHG Holding Co. (“NMHG”) designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names. NMHG manages its operations as two reportable segments: wholesale manufacturing (“NMHG Wholesale”) and retail distribution (“NMHG Retail”). NMHG Wholesale includes the manufacture and sale of lift trucks and related service parts, primarily to independent and wholly owned Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Scotland, The Netherlands, China, Italy, Japan, Mexico, the Philippines and Brazil. NMHG Retail includes the sale, leasing and service of Hyster® and Yale® lift trucks and related service parts by wholly owned retail dealerships. Hamilton Beach Brands, Inc. (“HBB”) is a leading designer, marketer and distributor of small electric household appliances, as well as commercial products for restaurants, bars and hotels. The Kitchen Collection, Inc. (“KC”), is a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States. The North American Coal Corporation and its affiliated coal companies (collectively “NACoal”) mine and market lignite coal primarily as fuel for power generation and provide selected value-added mining services for other natural resources companies in the United States. Lignite coal is delivered from NACoal’s mines in Texas, North Dakota, Louisiana and Mississippi to adjacent or nearby power plants. Dragline mining services are provided for independently owned limerock quarries in Florida.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities (if any). On an ongoing basis, the Company evaluates its estimates, including those related to goodwill, product discounts and returns, bad debts, inventories, income taxes, warranty obligations, product liabilities, restructuring, closed-mine obligations, pensions and other post-retirement benefits. The Company bases its estimates on historical experience, actuarial valuations and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.
Due to recent market events that have adversely affected all industries and the economy as a whole, the Company has placed increased emphasis on monitoring the risks associated with the current economic environment, particularly the collectability of receivables, the fair value of assets and the Company’s liquidity. The Company will continue to monitor the risks associated with the current economic environment and any effect on the Company’s results.
The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.
Product liabilities: The Company provides for the estimated cost of personal and property damage relating to the Company’s products based on a review of the Company’s historical experience and consideration of any known trends. Reserves are recorded for estimates of the costs for known claims and estimates of the costs of incidents that have occurred but for which a claim has not yet been reported to the Company, in excess of available insurance coverage. While the Company engages in extensive product quality reviews and customer education programs, the Company’s product liability provision is affected by the number and magnitude of claims of alleged product-related damage and the cost to defend those claims. In addition, the Company’s estimates regarding the magnitude of claims are affected by changes in assumptions regarding medical costs, inflation rates and trends in damages awarded by juries. Changes in the Company’s assumptions regarding any one of these factors could result in a change in the estimate of the magnitude of claims. A one percent increase in the estimate of the number of claims or the magnitude of claims would increase the Company’s product liability reserve and reduce operating profit by approximately $0.6 million. During 2007 and 2006, as part of its periodic review of product liability estimates, the Company reduced its product liability accrual by $6.7 million and $10.7 million, respectively. These changes in estimate were based upon historical trends identified within recent favorable claim settlement experience that indicated both the frequency and severity of claim estimates should be reduced. The reduction in the product liability accrual is primarily the result of a reduction in the estimate of the number of claims that have been incurred but not reported and the average cost per claim. These adjustments are not necessarily indicative of trends or adjustments that may be required in the future to adjust the product liability accrual

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
and although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change our estimates in the future.
Goodwill: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company is required to test goodwill for impairment at least annually or on an interim basis if an indicator of impairment is present. Accordingly, the Company evaluates the carrying value of goodwill for impairment annually as of May 1st. To test goodwill for impairment, the Company is required to estimate the value, as determined under SFAS No. 142, of each of its reporting units. Since quoted market prices in an active market are not available for the Company’s reporting units, the Company uses other valuation techniques. The Company has developed a model to compute an estimate of the value, as determined under SFAS No. 142, of the reporting units, primarily incorporating a discounted cash flow valuation technique. This model incorporates the Company’s estimates of future cash flows, allocations of certain assets and cash flows among reporting units, future growth rates and the applicable cost of capital used to discount those estimated cash flows. The estimates and projections used have been consistent with the Company’s past performance and current annual operating and longer-range plans. No impairment was noted in the Company’s annual impairment test as of May 1, 2008.
During the fourth quarter of 2008, the Company’s stock price and operating results significantly declined compared with previous periods and the Company’s market value of equity was below the book value of tangible assets and the book value of equity. The decline in stock price, among other items, were indicators of impairment and therefore, the Company performed an interim goodwill impairment test as of December 31, 2008. The Company reduced its forecasted future cash flows based on the current deterioration and future uncertainty of global economic conditions for this interim test. The changes were based on significantly reduced 2008 operating results and a high level of uncertainty regarding the timing of the recovery of the economy. In addition to the impairment testing requirements of SFAS No. 142, the Company was required to perform a reconciliation of its market value of equity to the implied aggregated value of equity of its reporting units. This reconciliation required a cost of capital assumption well above normal market levels and, therefore, the second step of goodwill analysis under SFAS No. 142 was required. The Company’s analysis indicated that the current value of goodwill at each of its reporting units was impaired as of December 31, 2008. Accordingly, the Company recognized an impairment charge of $434.4 million for goodwill in the fourth quarter of 2008. In addition, the Company performed an impairment analysis of its tangible and other intangible assets that also indicated the value, as determined under SFAS No. 142, of certain intangible assets was below book value and was impaired as of December 31, 2008. Accordingly, the Company recorded an impairment charge of $1.3 million for other intangible assets at NMHG and KC during the fourth quarter of 2008. Based on the Company’s analysis, all remaining long-lived assets with finite lives were not impaired as of December 31, 2008.
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
Product discounts: The Company records estimated reductions to revenues for customer programs and incentive offerings, including special pricing agreements, price competition, promotions and other volume-based incentives. At NMHG, lift truck sales revenue is recorded net of projected discounts. The estimated discount amount is based upon historical trends for each truck model. In addition to standard discounts, dealers can also request additional discounts that allow them to offer price concessions to customers. From time to time, NMHG offers special incentives to increase retail share or dealer stock and offers certain customers volume rebates if a specified cumulative level of purchases is obtained. At HBB, net sales represent gross sales less negotiated price allowances based primarily on volume purchasing levels, estimated returns and allowances for defective products. At KC, retail markdowns are incorporated into KC’s retail method of accounting for cost of sales. If market conditions were to decline or if competition was to increase, the Company may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenues at the time the incentive is offered. If the Company’s estimates of customer programs and incentives were one percent higher than the levels offered during 2008, the reserves for product discounts would increase and revenue would be reduced by $0.2 million. The Company’s past results of operations have not been materially affected by a change in the estimate of product discounts and although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change its estimates in the future.
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
Product warranties: The Company provides for the estimated cost of product warranties at the time revenues are recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, labor costs and replacement component costs incurred in correcting a product failure. If actual product failure rates, labor costs or replacement component costs differ from the Company’s estimates, which are based on historical failure rates and consideration of known trends, revisions to the estimate of the cost to correct product failures would be required. If the Company’s estimate of the cost to correct product failures were to increase by one percent over 2008 levels, the reserves for product warranties would increase and additional expense of $0.6 million would be incurred. The Company’s past results of operations have not been materially affected by a change in the estimate of product warranties and although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change its estimates in the future.
Allowances for doubtful accounts: The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $4.2 million.
Inventory reserves: The Company writes down its inventory to the lower of cost or market, which includes an estimate for obsolescence or excess inventory based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve for impaired value is relieved to ensure that the cost basis of the inventory reflects any write-downs. An impairment in value of one percent of the outstanding inventories would result in additional expense of approximately $4.8 million.
Deferred tax valuation allowances: The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. A valuation allowance has been provided against certain deferred tax assets related to non-U.S. and U.S. state jurisdiction including net operating and capital loss carryforwards. Management believes the valuation allowances are adequate after considering future taxable income, allowable carryforward periods and ongoing prudent and feasible tax planning strategies. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount (including the valuation allowance), an adjustment to the valuation allowance would increase income in the period such determination was made. Conversely, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the valuation allowance would be expensed in the period such determination was made.
See Note 16 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company’s income taxes.
Self-insurance liabilities: The Company is generally self-insured for product liability, environmental liability, medical claims, certain workers’ compensation claims and certain closed mine liabilities. For product liability, catastrophic coverage is retained for potentially significant individual claims. An estimated provision for claims reported and for claims incurred but not yet reported under the self-insurance programs is recorded and revised periodically based on industry trends, historical experience and management judgment. In addition, industry trends are considered within management’s judgment for valuing claims. Changes in assumptions for such matters as legal judgments and settlements, legal defense costs, inflation rates, medical costs and actual experience could cause estimates to change in the near term. Changes in any of these factors could materially change the Company’s estimates for these self-insurance obligations causing a related increase or decrease in reported net operating results in the period of change in the estimate.
Retirement benefit plans: The Company maintains various defined benefit pension plans. Effective January 1, 2009, pension benefits for HBB employees in Canada were frozen. In 2004, pension benefits for certain NACoal employees, excluding certain unconsolidated project mining subsidiary employees, were frozen. In 1996, pension benefits were frozen for employees covered under NMHG’s and HBB’s U.S. defined benefit plans, except for those NMHG employees participating in collective bargaining agreements. As a result, in the United States only certain NMHG employees covered under collective bargaining agreements will earn retirement benefits under defined benefit pension plans. Other employees of the Company, including employees whose pension benefits were frozen, will receive retirement benefits under defined contribution retirement plans. The Company’s policy is to periodically make contributions to fund the defined benefit pension plans within the range allowed by applicable regulations. The defined benefit pension plan assets consist primarily of publicly traded stocks and government and corporate bonds. There is no guarantee the actual return on the plans’ assets will equal the expected long-term rate of return on plan assets or that the plans will not incur investment losses.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
The expected long-term rate of return on defined benefit plan assets reflects management’s expectations of long-term rates of return on funds invested to provide for benefits included in the projected benefit obligations. The Company has established the expected long-term rate of return assumption for plan assets by considering historical rates of return over a period of time that is consistent with the long-term nature of the underlying obligations of these plans. The historical rates of return for each of the asset classes used by the Company to determine its estimated rate of return assumption were based upon the rates of return earned by investments in the equivalent benchmark market indices for each of the asset classes over the time period since January 1, 1960.
Changes to the estimate of any of these factors could result in a material change to the Company’s pension obligation causing a related increase or decrease in reported net operating results in the period of change in the estimate. Because the 2008 assumptions are used to calculate 2009 pension expense amounts, a one percentage-point change in the expected long-term rate of return on plan assets would have resulted in a change in pension expense for 2009 of approximately $1.1 million for the U.S. plans. A one percentage-point increase or decrease in the discount rate would have lowered by approximately $2.3 million or raised by approximately $1.0 million, respectively, the U.S. plans’ 2009 expense and would have lowered by approximately $12.2 million or raised by approximately $14.4 million the U.S. plans’ projected benefit obligation as of the end of 2008.
The Company also maintains health care and life insurance plans which provide benefits to eligible retired employees. All health care and life insurance plans of the Company have a cap on the Company’s share of the costs. These plans have no assets. Under the Company’s current policy, plan benefits are funded at the time they are due to participants.
The basis for the selection of the discount rate for each plan is determined by matching the timing of the payment of the expected obligations under the defined benefit and health care and life insurance plans against the corresponding yield of high-quality corporate bonds of equivalent maturities.
See Note 17 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company’s retirement benefit plans.
CONSOLIDATED FINANCIAL SUMMARY
Selected consolidated operating results of the Company were as follows:

	2008 (1)	2007(2)	2006(2)
Consolidated operating results:
Income (loss) before extraordinary gain	$(437.6)	$90.4	$94.0
Extraordinary gain, net-of-tax (3)	—	—	12.8

Net income (loss)	$(437.6)	$90.4	$106.8

Basic earnings (loss) per share
Income (loss) before extraordinary gain	$(52.84)	$10.94	$11.41
Extraordinary gain, net-of-tax (3)	—	—	1.56

Net income (loss) per basic share	$(52.84)	$10.94	$12.97

Diluted earnings (loss) per share
Income (loss) before extraordinary gain	$(52.84)	$10.93	$11.40
Extraordinary gain, net-of-tax (3)	—	—	1.56

Net income (loss) per diluted share	$(52.84)	$10.93	$12.96

(1)	During the fourth quarter of 2008, the Company’s stock price significantly declined compared with previous periods and the Company’s market value of equity was below the book value of tangible assets and the book value of equity. The Company performed an interim impairment test, which indicated that goodwill and certain other intangibles were impaired at December 31, 2008. Therefore, the Company recorded a non-cash impairment charge of $435.7 million during the fourth quarter of 2008.

(2)	As revised for HBB change from the LIFO to FIFO inventory valuation method. See Note 2 to the Consolidated Financial Statements in this Form 10-K for further discussion.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)

(3)	An extraordinary item was recognized in 2006 as a result of changes to Bellaire Corporation’s (“Bellaire”) estimated closed mine obligations relating to amounts owed to the United Mine Workers of America Combined Benefit Fund (the “Fund”) arising as a result of the Coal Industry Retiree Health Benefit Act of 2006 (the “2006 Coal Act).” See further discussion in the NACCO and Other section.
The following table identifies, by operating segment, the components of change in consolidated revenues, operating profit (loss) and net income (loss) for 2008 compared with 2007:

		Operating	Net Income
	Revenues	Profit (Loss)	(Loss)
2007 (1)	$3,602.7	$139.3	$90.4
Increase (decrease) in 2008
NMHG Wholesale	158.2	(409.0)	(413.8)
NMHG Retail (net of eliminations)	(53.6)	7.7	(1.5)
HBB	(12.0)	(103.0)	(92.8)
KC (net of eliminations)	(8.4)	(12.6)	(9.0)
NACoal	(6.6)	(11.2)	(8.9)
NACCO and Other	—	1.5	(2.0)

2008	$3,680.3	$(387.3)	$(437.6)

(1)	As revised for HBB change from the LIFO to FIFO inventory valuation method. See Note 2 to the Consolidated Financial Statements in this Form 10-K for further discussion.
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
In accordance with SFAS No. 109, “Accounting for Income Taxes,” the Company continually evaluates its deferred tax assets to determine if a valuation allowance is required. During 2008, significant downturns were experienced in NMHG’s major markets. The significant decrease in its operations resulted in a three-year cumulative loss for each of NMHG’s Australian, European and U.S. operations. Although NMHG projects earnings over the longer term for each of these operations, SFAS No. 109 requires that such longer-term forecasts cannot be utilized to support the future utilization of deferred tax assets when a three-year cumulative loss is present. Accordingly, in 2008, NMHG recorded, as a discrete tax adjustment, a valuation allowance against the accumulated deferred tax assets for its Australian and European operations and certain U.S. state taxing jurisdictions of $10.7 million, $15.3 million and $3.8 million, respectively, where realization was determined to no longer meet the “more likely than not” standard. In addition to the valuation allowance recorded in the third quarter for the Australian operations and certain state taxing jurisdictions noted above, an additional valuation allowance of $3.0 million and $0.8 million, respectively, was recorded in the fourth quarter of 2008.
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

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
A reconciliation of the Company’s consolidated federal statutory and effective income tax is as follows for the years ended December 31:

	2008		2007 (a)	2006 (a)

Income (loss) before income taxes, minority interest, extraordinary gain	$(418.8)		$114.2	$121.5

Statutory taxes at 35%	$(146.6)		$40.0	$42.5

Discrete items:
HBB settlements	(1.2)		—	—
NMHG recognition of previously generated capital losses	—		(2.5)	(7.9)
NMHG Wholesale settlements	(1.3)		(1.6)	(0.4)
NMHG Wholesale valuation allowance	22.8		2.2	4.1
NMHG Wholesale change in tax law	(0.3)		0.3	—
NMHG Wholesale Jobs Act	—		—	0.1
NMHG Wholesale R&D credit	(0.8)		—	(1.3)
NMHG Retail valuation allowance	7.0		—	—
NMHG Retail sale of European dealerships	—		(0.6)	(1.3)
NACCO and Other recognition of previously generated capital losses	—		1.6	2.3
NACCO and Other settlements	(0.4)		(0.8)	—
Other	(0.3)		(0.8)	(2.4)

	25.5		(2.2)	(6.8)

Other permanent items:
Goodwill impairment	148.8		—	—
NMHG Wholesale equity interest earnings	(0.8)		(1.5)	(0.9)
Foreign tax rate differential	(5.5)		(2.4)	(1.7)
NACoal percentage depletion	(5.7)		(7.3)	(3.5)
Other	2.9		(2.7)	(1.4)

	139.7		(13.9)	(7.5)

Income tax provision	$18.6		$23.9	$28.2

Effective income tax rate	(b	)	20.9%	23.2%

(a)	As revised for HBB change from the LIFO to FIFO inventory valuation method. See Note 2 to the Consolidated Financial Statements in this Form 10-K for further discussion.

(b)	The effective income tax rate is not meaningful.
The effect of discrete items on the subsidiaries is as follows:
NMHG Wholesale: During 2008, NMHG Wholesale’s effective income tax rate was affected by the determination that deferred tax assets related to its Australian and European operations and certain U.S. state income taxing jurisdictions no longer met the threshold for recognition as described above.
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
During 2006, NMHG Wholesale resolved a claim with the Internal Revenue Service for a research and development credit claim in the amount of $1.3 million. Additionally, NMHG recognized a $7.9 million benefit related to the recognition of previously recorded capital losses. NMHG Wholesale’s effective income tax rate was also affected by the settlement of income tax audits and transfer pricing disputes with various taxing authorities. Partially offsetting these adjustments, NMHG Wholesale recognized a valuation allowance of $4.1 million for certain state deferred tax assets for which it was determined that future realization was uncertain.
NMHG Retail: During 2008, NMHG Retail’s effective income tax rate was affected by the determination that deferred tax assets related to its Australian and European operations no longer met the threshold for recognition as described above.
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

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
FINANCIAL REVIEW
The segment and geographic results of operations for NMHG were as follows for the year ended December 31:

	2008	2007	2006
Revenues
Wholesale
Americas	$1,592.6	$1,552.0	$1,563.2
Europe	895.3	836.1	619.1
Asia-Pacific	252.2	193.8	135.6

	2,740.1	2,581.9	2,317.9

Retail (net of eliminations)
Europe	22.0	46.3	60.6
Asia-Pacific	62.2	91.5	110.0

	84.2	137.8	170.6

NMHG Consolidated	$2,824.3	$2,719.7	$2,488.5

Operating profit (loss)
Wholesale
Americas	$(194.6)	$26.6	$63.2
Europe	(103.6)	39.5	8.4
Asia-Pacific	(44.5)	0.2	4.9

	(342.7)	66.3	76.5

Retail (net of eliminations)
Europe	(1.0)	1.8	2.5
Asia-Pacific	(0.3)	(10.8)	(11.5)

	(1.3)	(9.0)	(9.0)

NMHG Consolidated	$(344.0)	$57.3	$67.5

Interest expense
Wholesale	$(24.2)	$(21.7)	$(27.9)
Retail (net of eliminations)	(1.7)	(3.7)	(3.9)

NMHG Consolidated	$(25.9)	$(25.4)	$(31.8)

Other income (expense)
Wholesale	$9.7	$12.5	$(3.8)
Retail (net of eliminations)	(0.1)	(0.2)	(0.2)

NMHG Consolidated	$9.6	$12.3	$(4.0)

Net income (loss)
Wholesale	$(365.6)	$48.2	$43.7
Retail (net of eliminations)	(10.4)	(8.9)	(9.1)

NMHG Consolidated	$(376.0)	$39.3	$34.6

Effective income tax rate
Wholesale	(a)	15.8%	4.0%
Retail (net of eliminations)	(a)	31.0%	30.5%
NMHG Consolidated	(a)	11.3%	(6.9%)

(a)	The effective income tax rate is not meaningful.
See the discussion of the consolidated effective income tax rate in the Consolidated Income Taxes section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
NMHG WHOLESALE
2008 Compared with 2007
The following table identifies the components of change in revenues for 2008 compared with 2007:

Revenues

2007	$2,581.9

Increase (decrease) in 2008 from:
Unit product mix	83.3
Foreign currency	60.3
Unit price	48.3
Asia-Pacific realignment	32.0
Fleet services	9.9
Parts	8.9
Unit volume	(84.5)

2008	$2,740.1

Revenues increased $158.2 million, or 6.1%, due primarily to a favorable shift in unit product mix to higher-priced lift trucks in Europe, favorable foreign currency movements in Europe due to the strength of the British pound and euro compared with the U.S. dollar and unit price increases implemented during late 2007 and early 2008 in the Americas and Europe. In addition, the effect of the realignment of activities during 2007 to improve the operational effectiveness of the Asia-Pacific Wholesale and Retail groups, higher fleet services revenue and an increase in parts volume improved revenues during 2008 compared to 2007. The increase in revenues was partially offset by a decrease in unit volume in all locations due to the downturn in the market and an overall decline of 4.0% of worldwide shipments to 87,250 in 2008 from 90,899 in 2007.
The following table identifies the components of change in operating profit (loss) for 2008 compared with 2007:

Operating
Profit (Loss)

2007	$66.3

Increase (decrease) in 2008 from:
Restructuring program	8.0

74.3

Foreign currency	(39.2)
Gross profit	(30.7)
Other selling, general and administrative expenses	12.8

17.2

Non-cash impairment charge	(351.1)
Restructuring programs	(8.8)

2008	$(342.7)

NMHG Wholesale recorded an operating loss of $342.7 million in 2008 compared with operating profit of $66.3 million in 2007. The significant decrease in operating profit (loss) was primarily due to a non-cash impairment charge for goodwill and other intangible assets of $351.1 million due to the decline in the Company’s stock price and uncertain market conditions during the fourth quarter of 2008, unfavorable foreign currency movements and a decrease in gross profit in 2008 compared with 2007. Unfavorable foreign currency movements increased the cost of lift trucks and components sold in the U.S. market and sourced from countries with appreciated currencies. The decrease in gross profit was primarily due to higher material

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
costs of $65.0 million, mainly from higher commodity costs as well as higher freight and fuel costs, reduced volume in all locations and higher warranty costs in the Americas and Europe, partially offset by price increases of $48.3 million and sales of higher-margin parts in the Americas and Europe. Selling, general and administrative expenses decreased primarily due to lower employee-related expenses and lower product liability expense as a result of favorable claim settlement experience. The decrease in selling, general and administrative expenses was partially offset by higher marketing expenses and increased bad debt expense, primarily in Europe.
NMHG Wholesale recognized a net loss of $365.6 million in 2008 compared with net income of $48.2 million in 2007, primarily as a result of the decrease in operating profit and the recognition of a valuation allowance of $25.1 million taken primarily against the accumulated deferred tax assets for NMHG Wholesale’s Australian and European operations and for certain U.S. state tax jurisdictions in 2008. In addition, interest expense increased in 2008 compared with 2007 from higher average outstanding borrowings.
Backlog
NMHG Wholesale’s worldwide backlog level decreased to approximately 14,900 units at December 31, 2008 compared with approximately 30,500 units at December 31, 2007 and approximately 26,000 units at September 30, 2008.
2007 Compared with 2006
The following table identifies the components of change in revenues for 2007 compared with 2006:

Revenues

2006	$2,317.9

Increase in 2007 from:
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

NMHG Wholesale’s operating profit decreased $10.2 million to $66.3 million in 2007 compared with $76.5 million in 2006. The decrease in operating profit was primarily due to higher selling, general and administrative expenses, unfavorable foreign currency movements and restructuring charges recorded in 2007. Selling, general and administrative expenses increased primarily as a result of higher marketing and employee-related expenses. Unfavorable foreign currency movements increased the cost of lift trucks and components sold in the U.S. market but sourced from countries with appreciated currencies. Operating profit was also unfavorably affected by restructuring charges for a program in the The Netherlands implemented during the first quarter of 2007 and a manufacturing restructuring program initiated during the third quarter of 2007. In addition, operating profit was favorably affected during 2007, although to a lesser extent than in 2006, by adjustments to NMHG’s product liability reserve in the Americas resulting from a reduction in the estimate of the number of claims that have been incurred but not reported and the average cost per claim primarily due to more favorable claims experience than previously estimated of $5.5 million and $10.7 million in 2007 and 2006, respectively. The decreases were partially offset by an increase in gross profit primarily from price increases and an increase in sales of higher-margin units in Europe and higher-margin parts in the Americas. However, the improvement in gross profit was partially offset by higher material costs, including industrial metals and rubber, and increased warranty expense.
Net income increased to $48.2 million in 2007 compared with $43.7 million in 2006 primarily as a result of the absence of a charge for the early retirement of NMHG’s $250.0 million unsecured 10% Senior Notes due 2009 (the “Senior Notes”) of approximately $17.6 million in 2006 and a decrease in interest expense due to the refinancing of the Senior Notes in 2006 with a new term loan at a lower effective interest rate. The increase was partially offset by the items affecting operating profit.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
NMHG RETAIL (net of eliminations)
2008 Compared With 2007
The following table identifies the components of change in revenues for 2008 compared with 2007:

Revenues

2007	$137.8

Increase (decrease) in 2008 from:
Sale of European dealership	(42.8)
Asia-Pacific	(19.9)
Eliminations	3.6
Foreign currency	3.6
Europe	1.9

2008	$84.2

Revenues decreased to $84.2 million in 2008 compared with $137.8 million in 2007. This decrease was primarily the result of the sale of a retail dealership in Europe during 2007 and the effect of actions taken to improve the operational effectiveness of the Asia-Pacific retail operations during 2007. These actions resulted in a realignment of activities performed by the Asia-Pacific Retail and Wholesale groups. The decrease in revenues was partially offset by lower intercompany sales eliminations and favorable foreign currency movements due to the weakening of the Australian dollar compared with the U.S. dollar and higher new unit and part sales volume in Europe in 2008 compared with 2007.
The following table identifies the components of change in operating loss for 2008 compared with 2007:

Operating
Loss

2007	$(9.0)

Decrease (increase) in 2008 from:
Asia-Pacific	8.6
Europe	0.4
Foreign currency	0.2
Sale of European dealership	(1.5)

2008	$(1.3)

NMHG Retail recognized an operating loss of $1.3 million in 2008 compared with an operating loss of $9.0 million in 2007. The decrease in operating loss was primarily attributable to the realignment of activities at Asia-Pacific’s retail operations partially offset by the absence of a $1.5 million gain on the sale of a European dealership in 2007.
NMHG Retail recognized a net loss of $10.4 million in 2008 compared with a net loss of $8.9 million in 2007. The change was primarily due to the recognition of a valuation allowance of $8.5 million against the accumulated deferred tax assets for NMHG Retail’s Australian and European operations in 2008, partially offset by the factors affecting operating loss.

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
Restructuring and Related Programs:
During 2008, based on the decline in economic conditions that are expected to continue in 2009, NMHG’s management reduced its number of employees worldwide. As a result, NMHG recognized a charge of approximately $6.3 million in 2008 related to severance, which is classified in the Consolidated Statement of Operations on the line “Restructuring charges.” Severance payments of $1.3 million were made during 2008. Payments related to these reductions in force are expected to continue through the first half of 2009. No further charges are expected.
As a result of this restructuring program, NMHG expects estimated cost savings of $35.6 million in 2009 and $33.7 million in 2010 and annually thereafter.
During 2007, NMHG’s Board of Directors approved a plan to phase out production of current products at its facility in Irvine, Scotland by early 2009, change the product mix at its Craigavon, Northern Ireland facility and increase production at its Berea, Kentucky and Sulligent, Alabama plants in the United States and at its Ramos Arizpe facility in Mexico. As a result, NMHG Wholesale recognized a charge of approximately $5.5 million in 2007, which is classified in the Consolidated Statement of Operations on the line “Restructuring charges.” Of this amount, $5.2 million related to severance and $0.3 million related to other costs of the restructuring. During 2008, NMHG recognized an additional charge of $3.2 million, which is classified in the Consolidated Statement of Operations on the line “Restructuring charges.” Of this amount, $2.2 million related to severance and $1.0 million related to other costs of the restructuring. In addition, $0.4 million of the amount previously accrued was reversed in 2008, as a result of a reduction in the estimate of employees eligible to receive severance payments. Payments of $1.0 million were made for other costs related to the restructuring and $0.1 million for severance during 2008. Payments of $0.3 million were made for other costs related to the restructuring during 2007. Payments related to this restructuring plan are expected to be made through early 2009. No further charges related to this plan are expected.
As a result of this restructuring program, NMHG Wholesale expects estimated cost savings of $12.0 million in 2009, $16.0 million in 2010, $16.9 million in 2011 and $17.0 million in 2012 and annually thereafter.
In addition to the restructuring charges, NMHG incurred additional costs related to this restructuring program, primarily for accelerated depreciation of manufacturing equipment that will no longer be used and for manufacturing inefficiencies during the phase out of production and the rearrangement of equipment in its manufacturing plants. During 2008 and 2007, NMHG incurred $5.1 million and $2.1 million, respectively, of additional costs, primarily for accelerated depreciation. NMHG expects to incur additional costs of approximately $0.8 million during 2009.
Also during 2007, NMHG Wholesale’s management approved a plan for The Netherlands manufacturing facility to outsource its welding and painting operations to a lower cost country. As a result, NMHG Wholesale recognized a charge of approximately $2.5 million in 2007, which is classified in the Consolidated Statement of Operations on the line “Restructuring charges.” This amount included a cash charge of $1.1 million related to severance and $1.4 million related to a non-cash asset impairment charge for equipment, which was determined based on current estimated market values for similar assets compared with the net book value of these assets. Severance payments of $0.1 million were made to six employees during 2008. Severance payments of $1.0 million were made to 25 employees during 2007. No further charges or payments related to this restructuring plan are expected. As a result of this restructuring program, NMHG Wholesale expects estimated cost savings of $1.7 million in 2009 and annually thereafter.
See Note 3 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company’s restructuring and related programs.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the change in cash flow for NMHG for the years ended December 31:

	2008	2007	Change

Operating activities:

Net income (loss)	$(376.0)	$39.3	$(415.3)
Depreciation and amortization	42.0	41.7	0.3
Non-cash impairment charge	351.1	—	351.1
Restructuring charges	9.1	8.0	1.1
Other	32.3	3.5	28.8
Working capital changes, excluding the effect of business dispositions	(85.8)	(57.9)	(27.9)

Net cash provided by (used for) operating activities	(27.3)	34.6	(61.9)

Investing activities:

Expenditures for property, plant and equipment	(41.2)	(41.2)	—
Proceeds from the sale of assets	3.7	1.2	2.5
Proceeds from the sale of businesses	—	5.7	(5.7)
Other	—	0.4	(0.4)

Net cash used for investing activities	(37.5)	(33.9)	(3.6)

Cash flow before financing activities	$(64.8)	$0.7	$(65.5)

Net cash provided by (used for) operating activities decreased $61.9 million primarily as a result of the change in net income (loss), net of a non-cash impairment charge for goodwill and other intangible assets due to the decline in the Company’s stock price and uncertain market conditions during the fourth quarter of 2008, and working capital partially offset by an increase in other operating activities. The change in working capital was primarily attributable to a decrease in accounts payable due to the market downturn and a decrease in long-term liabilities, primarily from lower product liability and compensation-related accruals. These reductions were partially offset by a decrease in accounts receivable primarily due to lower revenue and improved collections and a decrease in inventory due to the decline in market demand. The change in other operating activities is due primarily to deferred taxes from the establishment of valuation allowances of $33.6 million against the accumulated deferred tax assets for NMHG’s Australian and European operations and for certain U.S. state tax jurisdictions in 2008. See Note 16 of the Consolidated Financial Statements in this Form 10-K for further discussion.
Net cash used for investing activities increased primarily as a result of the absence of proceeds from the sale of a European retail dealership in 2007.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2008	2007	Change

Financing Activities:

Net reductions of long-term debt and revolving credit agreements	$(13.0)	$(16.8)	$3.8
Capital contribution from NACCO	25.0	—	25.0
Intercompany loans	36.0	—	36.0
Cash dividends paid to NACCO	—	(17.3)	17.3

Net cash provided by (used for) financing activities	$48.0	$(34.1)	$82.1

The change in net cash provided by (used for) financing activities in 2008 compared with 2007 was primarily due to an increase in intercompany borrowings, a capital contribution from NACCO, and the absence of dividends paid to NACCO during 2008.
Financing Activities
NMHG’s primary financing is provided by a $175.0 million secured floating-rate revolving credit facility (the “NMHG Facility”) and a term loan facility (the “NMHG Term Loan”). The obligations under the NMHG Facility are secured by a first lien on the cash and cash equivalents, accounts receivable and inventory of NMHG. The approximate value of NMHG’s assets held as collateral under the NMHG Facility was $325 million as of December 31, 2008.
The maximum availability under the NMHG Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the NMHG Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the NMHG Facility. A portion of the availability can be denominated in British pound or euros. Borrowings bear interest at a floating rate, which can be a base rate or LIBOR, as defined in the NMHG Facility, plus an applicable margin. The current applicable margins, effective December 31, 2008, for domestic base rate loans and LIBOR loans were 0.75% and 1.75%, respectively. The applicable margin, effective December 31, 2008, for fixed foreign LIBOR loans was 1.75% and for foreign overdraft loans was 2.00%. The NMHG Facility also requires the payment of a fee of 0.375% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on a leverage ratio.
At December 31, 2008, the borrowing base under the NMHG Facility was $136.8 million, which reflects reductions for the commitments or availability under certain foreign credit facilities and for an excess availability requirement of $10.0 million. There were no borrowings outstanding under this facility at December 31, 2008. The domestic and foreign floating rates of interest applicable to the NMHG Facility on December 31, 2008 were 4.00% and 5.25%, respectively, including the applicable floating rate margin. The NMHG Facility expires in December 2010.
The terms of the NMHG Facility provide that availability is reduced by the commitments or availability under foreign credit facilities of the borrowers and certain foreign working capital facilities. A foreign credit facility commitment of approximately $9.9 million in Australia reduced the amount of availability under the NMHG Facility at December 31, 2008. In addition, availability under the NMHG Facility was reduced by $9.2 million in Europe for a reserve for preferential claims related to supplier-based inventory, $3.8 million for a working capital facility in China and by $5.3 million for other letters of credit. If the commitments or availability under these facilities are increased, availability under the NMHG Facility will be reduced. The $136.8 million of borrowing base capacity under the NMHG Facility at December 31, 2008 reflected reductions for these foreign credit facilities.
During 2006, NACCO Materials Handling Group, Inc. (“NMHG Inc.”), a wholly owned subsidiary of NMHG, entered into the NMHG Term Loan that provided for term loans up to an aggregate principal amount of $225.0 million, which mature in 2013. The term loans require quarterly payments in an amount equal to 1% of the original principal per year for the first six years, with the remaining balance to be paid in four equal installments in the seventh year. At December 31, 2008, there was $219.3 million outstanding under the NMHG Term Loan.
Borrowings under the NMHG Term Loan are guaranteed by NMHG and substantially all of NMHG’s domestic subsidiaries. The obligations of the guarantors under the NMHG Term Loan are secured by a first lien on all of the domestic machinery, equipment and real property owned by NMHG Inc. and each guarantor and a second lien on all of the collateral securing the obligations of NMHG under its revolving credit facility. The approximate value of NMHG’s assets held as collateral under the NMHG Term Loan was $450 million as of December 31, 2008, which includes the value of the collateral securing the NMHG Facility.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
Outstanding borrowings under the NMHG Term Loan bear interest at a variable rate that, at NMHG Inc.’s option, will be either LIBOR or a floating rate, as defined in the NMHG Term Loan, plus an applicable margin. The applicable margin is subject to adjustment based on a leverage ratio. The weighted average interest rate on the amount outstanding under the NMHG Term Loan at December 31, 2008 was 4.23%.
On May 15, 2006, NMHG Inc. borrowed a total principal amount of $225.0 million under the NMHG Term Loan. The proceeds of the loans, together with available cash, were used to redeem in full the Senior Notes that were issued in May 2002, which had an aggregate principal amount of $250.0 million outstanding. Pursuant to the Indenture governing the Senior Notes, NMHG paid the principal amount of the Senior Notes, a redemption premium of $12.5 million, plus accrued and unpaid interest up to but not including the redemption date to the registered holders of the Senior Notes. As a result, NMHG recognized a charge of $17.6 million during 2006 for the redemption premium and write-off of the remaining unamortized original bond issue discount and deferred financing fees related to the Senior Notes.
In addition to the amount outstanding under the NMHG Term Loan and the NMHG Facility, NMHG had borrowings of approximately $29.3 million at December 31, 2008 under various working capital facilities.
Both the NMHG Facility and NMHG Term Loan include restrictive covenants, which, among other things, limit the payment of dividends to NACCO. Subject to achieving availability thresholds, dividends to NACCO are limited to the larger of $5.0 million or 50% of the preceding year’s net income for NMHG. The NMHG Facility and the NMHG Term Loan also require NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. At December 31, 2008, NMHG was in compliance with the covenants in the NMHG Facility and the NMHG Term Loan.
In light of the current economic and market conditions, the Company and NMHG are continually monitoring NMHG’s covenant compliance. NMHG has implemented certain actions and future actions are being evaluated in connection with covenant compliance. However, given the current economic environment or a worsening of this environment, there is no assurance that such actions will be sufficient or in the event NMHG is required to refinance the NMHG Facility, if such refinancing could be obtained on acceptable terms or at all.
NMHG believes funds available from cash on hand at NMHG and the Company, the NMHG Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the NMHG Facility in December 2010.
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table summarizing the contractual obligations of NMHG as of December 31, 2008:

	Payments Due by Period
Contractual Obligations	Total	2009	2010	2011	2012	2013	Thereafter
NMHG Facility	$6.4	$6.4	$—	$—	$—	$—	$—
Variable interest payments on NMHG Facility	0.2	0.2	—	—	—	—	—
NMHG Term Loan	219.3	2.3	2.3	1.7	160.2	52.8	—
Variable interest payments on Term Loan	35.2	9.2	9.1	9.0	7.6	0.3	—
Other debt	22.9	16.3	2.6	2.2	1.1	0.7	—
Variable interest payments on other debt	0.8	0.5	0.2	0.1	—	—	—
Capital lease obligations including principal and interest	8.4	2.2	1.9	3.1	0.7	0.4	0.1
Operating leases	117.3	48.5	32.4	18.5	10.9	5.2	1.8
Purchase and other obligations	432.5	421.7	3.9	4.5	—	—	2.4

Total contractual cash obligations	$843.0	$507.3	$52.4	$39.1	$180.5	$59.4	$4.3

As a result of the adoption of FIN No. 48, NMHG has a long-term liability of approximately $12.7 million for unrecognized tax benefits as of December 31, 2008. At this time, the Company is unable to make a reasonable estimate of the timing of payments due to, among other factors, the uncertainty of the timing and outcome of its audits.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
An event of default, as defined in the agreements governing the NMHG Term Loan, the NMHG Facility, other revolving credit facilities, and in operating and capital lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred or is anticipated under these agreements.
NMHG’s interest payments are calculated based upon NMHG’s anticipated payment schedule and the December 31, 2008 LIBOR rate and applicable margins, as defined in the NMHG Term Loan, the NMHG Facility and its other debt. A 1/8% increase in the LIBOR rate would increase NMHG’s estimated total interest payments on the NMHG Term Loan by $1.0 million, the NMHG Facility by less than $0.1 million and its other debt by less than $0.1 million.
The purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll and incentive compensation.
Pension and post-retirement funding can vary significantly each year due to changes in the market value of plan assets, legislation and the Company’s funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension and post-retirement funding has not been included in the table above. Pension benefit payments are made from assets of the pension plans. NMHG expects to contribute approximately $0.9 million and $8.3 million to its U.S. and non-U.S. pension plans, respectively, in 2009. NHMG expects to make payments related to its other post-retirement plans of an additional amount of approximately $0.7 million per year over the next ten years. Benefit payments beyond that time cannot currently be estimated.
In addition, NMHG has the following commitments, stated at the maximum undiscounted potential liability, at December 31, 2008:

Total
Standby recourse obligations	$189.9
Guarantees or repurchase obligations	0.2

Total commercial commitments	$190.1

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
The amount of the standby recourse or repurchase obligations increase and decrease over time as obligations under existing arrangements expire and new obligations arise in the ordinary course of business. Losses anticipated under the terms of the standby recourse obligations, guarantees or repurchase obligations are not significant and reserves have been provided for such losses in the Consolidated Financial Statements included elsewhere in this Form 10-K. See also “Related Party Transactions” below.
Capital Expenditures
The following table summarizes actual and planned capital expenditures:

	Planned	Actual	Actual
	2009	2008	2007
NMHG Wholesale	$18.3	$39.2	$35.9
NMHG Retail	1.1	2.0	5.3

Total NMHG	$19.4	$41.2	$41.2

Planned expenditures in 2009 are primarily for product development, additions to the rental fleet and improvements to NMHG’s information technology infrastructure. The principal sources of financing for these capital expenditures are expected to be internally generated funds and bank borrowings.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
Capital Structure
NMHG’s capital structure is presented below:

	December 31	December 31
	2008	2007	Change

Total net tangible assets	$445.4	$467.4	$(22.0)
Goodwill and other intangibles, net	—	358.9	(358.9)

Net assets	445.4	826.3	(380.9)
Advances from NACCO	(35.0)	(39.0)	4.0
Other debt	(256.0)	(263.0)	7.0
Minority interest	(0.2)	—	(0.2)

Stockholder’s equity	$154.2	$524.3	$(370.1)

Debt to total capitalization	65%	37%	28%
The decrease in total net tangible assets was primarily attributable to a $74.4 million decrease in accounts receivable mainly due to lower revenue and improved collections, a $60.4 million decrease in inventory primarily as a result of the decline in market demand and a decrease in cash of $10.1 million. In addition, net derivative liabilities increased $23.3 million due to changes in market values and accrued warranty decreased $7.2 million. The decrease was partially offset by a $114.1 million decrease in accounts payable due to the market downturn, a $15.6 million decrease in long-term liabilities primarily from lower product liability and compensation-related accruals, a $15.4 million decrease in accrued payroll primarily attributable to lower short-term compensation-related accruals. In addition, other current liabilities decreased $17.4 million mainly due to a reduction of short-term product liability accruals.
During the fourth quarter of 2008, NMHG wrote off its goodwill and other intangibles, net and recorded a non-cash impairment charge of $351.1 million due to the decline in the Company’s stock price and uncertain market conditions.
Stockholder’s equity decreased in 2008 primarily as a result of the net loss of $376.0 million, a $61.2 million decrease in accumulated other comprehensive income (loss), primarily due to a decrease in the cumulative foreign currency translation adjustment, and a $1.2 million reduction in retained earnings for the adoption of the measurement date change provision of SFAS No. 158. See Note 2 of the Consolidated Financial Statements included elsewhere in this Form 10-K for further discussion of the adoption of the measurement date change provision of SFAS No. 158 as of January 1, 2008. The decrease was partially offset by $68.3 million of cash and non-cash capital contributions from NACCO.
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
Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. NFS’ total purchases of Hyster® and Yale® lift trucks from dealers, customers and directly from NMHG, such that NFS could provide lease financing to dealers and customers, for the years ended December 31, 2008, 2007 and 2006 were $428.3 million, $375.2 million and $388.3 million, respectively. Of these amounts, $73.9 million, $51.8 million and $66.1 million for the years ended December 31, 2008, 2007 and 2006, respectively, were invoiced directly from NMHG to NFS. Amounts receivable from NFS were $8.6 million and $6.7 million at December 31, 2008 and 2007, respectively.
Under the terms of the joint venture agreement with GECC, NMHG provides recourse for financing provided by NFS to NMHG dealers. Additionally, the credit quality of a customer or concentration issues within GECC may necessitate providing standby recourse or repurchase obligations or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At December 31, 2008, approximately $154.2 million of the Company’s total guarantees, standby recourse or repurchase obligations of $190.1 million related to transactions with NFS. NMHG has reserved for losses under the terms of the

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
guarantees or standby recourse or repurchase obligations in its consolidated financial statements. Historically, NMHG has not had significant losses with respect to these obligations. During 2008, 2007 and 2006, the net losses resulting from customer defaults did not have a material impact on NMHG’s results of operations or financial position.
In connection with the joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At December 31, 2008, loans from GECC to NFS totaled $918.2 million. Although NMHG’s contractual guarantee was $183.6 million, the loans by GECC to NFS are secured by NFS’ customer receivables, of which NMHG guarantees $154.2 million. Excluding the $154.2 million of NFS receivables guaranteed by NMHG from NFS’ loans to GECC, NMHG’s incremental obligation as a result of this guarantee to GECC is $152.8 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.
In addition to providing financing to NMHG’s dealers, NFS provides operating lease financing to NMHG. Operating lease obligations primarily relate to specific sale-leaseback-sublease transactions for certain NMHG customers whereby NMHG sells lift trucks to NFS, NMHG leases these lift trucks back under an operating lease agreement and NMHG subleases those lift trucks to customers under an operating lease agreement. Total obligations to NFS under the operating lease agreements were $7.6 million and $9.6 million at December 31, 2008 and 2007, respectively.
NMHG provides certain services to NFS for which it receives compensation under the terms of the joint venture agreement. These services consist primarily of administrative functions and remarketing services. Total income recorded by NMHG related to these services was $10.1 million in 2008, $9.0 million in 2007 and $8.0 million in 2006.
NMHG has a 50% ownership interest in Sumitomo-NACCO Materials Handling Group, Ltd. (“SN”), a limited liability company that was formed in 1970 to manufacture and distribute lift trucks in Japan. Sumitomo Heavy Industries, Ltd. owns the remaining 50% interest in SN. Each shareholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between NMHG and Sumitomo Heavy Industries, Ltd. prior to a vote of SN’s board of directors. As a result, NMHG accounts for its ownership in SN using the equity method of accounting. NMHG purchases, under normal trade terms based on current market prices, Hyster®- and Yale®-branded lift trucks and related component and aftermarket parts from SN for sale outside of Japan. In 2008, 2007 and 2006, purchases from SN were $116.0 million, $116.9 million and $95.6 million, respectively. Amounts payable to SN at December 31, 2008 and 2007 were $43.1 million and $36.0 million, respectively.
During 2008, 2007 and 2006, NMHG recognized $1.7 million, $2.0 million and $2.1 million, respectively, in expenses related to payments to SN for engineering design services. Additionally, NMHG recognized income of $1.6 million, $1.6 million and $1.4 million during 2008, 2007 and 2006, respectively, for payments from SN for use of technology developed by NMHG.
OUTLOOK
NMHG Wholesale
NMHG Wholesale expects significant declines in all lift truck markets in 2009 compared with 2008, with very little recovery until 2010. As a result, NMHG Wholesale expects lower unit booking and shipment levels and a reduction in parts sales in 2009 compared with 2008.
NMHG has taken a number of steps to respond to the market outlook, which include capital expenditure restraints, planned plant downtime, reductions in force, restrictions on spending and travel, suspension of incentive compensation and profit sharing, wage freezes and salary and benefit reductions.
Benefits from price increases implemented in late 2007 and 2008 to offset material cost increases are expected to be fully realized in 2009. Further, NMHG Wholesale is actively monitoring commodity costs and other supply chain drivers to ensure timely implementation of reductions in procurement costs because material costs, specifically steel, and fuel and freight costs have moderated in the fourth quarter of 2008 and early 2009. NMHG Wholesale’s goal is to improve near-term margins while still maintaining market positions.
Unfavorable foreign currency movements continued to affect 2008 results significantly. To offset these effects, NMHG Wholesale implemented a manufacturing restructuring program in 2007, which is expected to be completed in early 2009, in order to lessen NMHG Wholesale’s exposure to future currency exchange rate fluctuations, reduce the manufacturing footprint of NMHG Wholesale’s European manufacturing operations, provide additional opportunities to source components from lower-cost countries and reduce working capital. This program and other related manufacturing restructuring programs are anticipated to improve results beginning in 2009, and, at maturity, generate benefits of approximately $17 million in annual cost savings.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
NMHG Wholesale’s warehouse truck and big truck product development programs, and its important new electric-rider lift truck program, are progressing as planned. The new electric-rider lift truck program is expected to bring a full line of newly designed products to market, including the introduction of two series in the second quarter of 2009.
Overall, NMHG Wholesale expects earnings in the first half of 2009 to be well below the first half of 2008, with an especially difficult first quarter. Modest market improvements expected in the second half of 2009, along with benefits from new product introductions and restructuring and reductions in force actions are expected to lead to about breakeven results, assuming market conditions do not deteriorate further, and significantly improved cash flow before financing activities for 2009 compared with 2008 primarily as a result of the cost containment actions, plant restructurings and a reduction in working capital.
NMHG Retail
NMHG Retail’s key improvement programs, especially those implemented in Asia-Pacific during 2007, are expected to have an increasingly favorable effect on 2009 results and cash flow before financing activities and to assist NMHG Retail in meeting its strategic objective of achieving at least breakeven results while building market position. However, as economic conditions in the United Kingdom and Australia deteriorate further, sales of units and services are expected to decline further, which could adversely affect revenues and profit margins.
HAMILTON BEACH BRANDS, INC.
HBB is a leading designer, marketer and distributor of small electric household appliances, as well as commercial products for restaurants, bars and hotels. Because HBB’s business is seasonal, a majority of revenues and operating profit occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday selling season.
FINANCIAL REVIEW
Operating Results
The results of operations for HBB were as follows for the year ended December 31:

	2008	2007 (a)	2006 (a)
Revenues	$528.7	$540.7	$546.7
Operating profit (loss)	$(60.8)	$42.2	$43.5
Interest expense	$(10.4)	$(10.1)	$(4.8)
Other income (expense), net	$0.6	$(0.4)	$(2.4)
Net income (loss)	$(73.3)	$19.5	$22.8

Effective income tax rate	(b)	38.5%	37.2%

(a)	As revised for HBB change from the LIFO to FIFO inventory valuation method. See Note 2 to the Consolidated Financial Statements in this Form 10-K for further discussion.

(b)	The effective income tax rate is not meaningful.
See the discussion of the consolidated effective income tax rate in the Consolidated Income Taxes section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
2008 Compared with 2007
The following table identifies the components of change in revenues for 2008 compared with 2007:

Revenues

2007	$540.7

Increase (decrease) in 2008 from:
Unit volume	(21.1)
Foreign currency	(2.3)
Sales mix and other	7.5
Average sales price	3.9

2008	$528.7

Revenues decreased 2.2% in 2008 to $528.7 million compared with $540.7 million in 2007, primarily as a result of lower unit volumes from a decrease in sales to key retailers in a weak U.S. consumer market constrained by weak consumer purchasing activity as well as by foreign currency movements during 2008 compared with 2007. These decreases were partially offset by a shift to sales of higher-priced products and from higher average sales prices of products sold.
The following table identifies the components of change in operating profit (loss) for 2008 compared with 2007:

Operating
Profit (Loss)
2007	$42.2

Restructuring programs	0.5

42.7

Increase (decrease) in 2008 from:
Gross profit	(29.4)
Selling, general and administrative expenses	5.9
Foreign currency	0.7

19.9

Non-cash impairment charge	(80.7)

2008	$(60.8)

HBB recognized an operating loss of $60.8 million in 2008 compared with operating profit of $42.2 million in 2007, which includes a non-cash impairment charge for goodwill of $80.7 million due to the decline in the Company’s stock price and uncertain market conditions during the fourth quarter of 2008 and a restructuring charge of $0.5 million in 2007. Operating profit decreased primarily as a result of a reduction in gross profit mainly caused by increased product and freight costs, lower unit volume, a shift in mix to higher-cost products and a lower of cost or market adjustment to certain inventories. The reduction in gross profit was partially offset by the favorable effect of new product introductions and placements. The decrease in operating profit was partially offset by lower selling, general and administrative expenses primarily from lower employee-related expenses and cost containment actions initiated in response to the weakening economy, partially offset by an increase in HBB’s environmental liability due to the bankruptcy of a co-responsible party and the absence of a favorable product liability adjustment recognized in 2007. Operating profit was also favorably affected by foreign currency movements during 2008.
HBB recognized a net loss of $73.3 million in 2008 compared with net income of $19.5 million in 2007. The change was mainly due to the decrease in operating profit (loss) in 2008.

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
The following table identifies the components of change in operating profit for 2007 compared with 2006:

Operating
Profit
2006	$43.5

Restructuring program	1.5

45.0

Increase (decrease) in 2007 from:
Selling, general and administrative expenses	(2.3)
Foreign currency	(1.8)
Product liability	1.2
Gross profit	0.6

42.7

Restructuring program	(0.5)

2007	$42.2

HBB had operating profit of $42.2 million in 2007 and $43.5 million in 2006, which, included restructuring charges of $0.5 million and $1.5 million in 2007 and 2006, respectively. HBB’s operating results were also affected by higher selling, general and administrative expenses, which included increased employee-related expenses and higher warehouse, warranty and advertising expenses, partially offset by the absence of an environmental charge in 2006 as a result of revised remediation estimates for previously occupied sites. Operating profit was also reduced by unfavorable foreign currency movements during 2007. The decreases were partially offset by an adjustment to the product liability reserve resulting from a reduction in the estimate of the number of claims that have been incurred but not reported and the average cost per claim due to more favorable claims experience than previously estimated.
HBB’s net income decreased to $19.5 million in 2007 compared with $22.8 million in 2006. This decrease was mainly due to increased interest expense from additional borrowings for the payment of a $110.0 million special cash dividend during 2007.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the change in cash flow for the years ended December 31:

	2008	2007 (a)	Change
Operating activities:

Net income (loss)	$(73.3)	$19.5	$(92.8)
Depreciation and amortization	4.2	4.3	(0.1)
Non-cash impairment charge	80.7	—	80.7
Other	(4.6)	(0.3)	(4.3)
Working capital changes	11.0	(4.0)	15.0

Net cash provided by operating activities	18.0	19.5	(1.5)

Investing activities:

Expenditures for property, plant and equipment	(5.7)	(3.9)	(1.8)
Proceeds from the sale of assets	—	0.2	(0.2)

Net cash used for investing activities	(5.7)	(3.7)	(2.0)

Cash flow before financing activities	$12.3	$15.8	$(3.5)

(a)	As revised for HBB change from the LIFO to FIFO inventory valuation method. See Note 2 to the Consolidated Financial Statements in this Form 10-K for further discussion.
Net cash provided by operating activities decreased $1.5 million, primarily due to the decrease in net income, net of a non-cash impairment charge for goodwill of $80.7 million due to the decline in the Company’s stock price and uncertain market conditions during the fourth quarter of 2008, and other non-cash items. This was partially offset by favorable working capital changes in 2008 primarily due to a decrease in accounts receivable in 2008 compared with an increase in 2007 primarily due to lower revenue and improved collections during 2008. In addition, accounts payable and inventory decreased in 2008 primarily due to the lower demand.
The increase in net cash used for investing activities was due to higher expenditures for property, plant and equipment primarily for tooling for new products and improvements to HBB’s information technology infrastructure.

	2008	2007	Change
Financing activities:

Net additions (reductions) of long-term debt and revolving credit agreements	$(35.6)	$112.9	$(148.5)
Cash dividends paid to NACCO	—	(128.5)	128.5
Capital contribution from NACCO	29.0	—	29.0
Financing fees paid	—	(2.5)	2.5

Net cash used for financing activities	$(6.6)	$(18.1)	$11.5

Net cash used for financing activities decreased $11.5 million in 2008 compared with 2007, primarily due to the absence of dividends paid to NACCO and a $29.0 million capital contribution from NACCO during 2008, partially offset by payments

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
made on borrowings during 2008 compared with increased borrowings in 2007 under the term loan agreement, which were used to fund a $110.0 million special cash dividend paid in 2007.
Financing Activities
HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires July 31, 2012. The obligations under the HBB Facility are secured by a first lien on the accounts receivable and inventory of HBB and a second lien on all of the other assets of HBB. The approximate value of HBB’s assets held as collateral for the first and second lien under the HBB Facility was $260 million as of December 31, 2008.
The HBB Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable, as defined in the HBB Facility. Adjustments to reserves, including derivative reserves, will change the eligible borrowing base. A portion of the availability can be denominated in Canadian dollars to provide funding to HBB’s Canadian subsidiary. Borrowings bear interest at a floating rate, which can be either a base rate, LIBOR or bankers’ acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective December 31, 2008, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.00%, respectively. The applicable margins, effective December 31, 2008, for base rate and bankers’ acceptance loans denominated in Canadian dollars were 0.50% and 1.00%, respectively. The HBB Facility also requires a fee of 0.20% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on average excess availability.
At December 31, 2008, the borrowing base under the HBB Facility was $78.0 million. There were no borrowings outstanding under the HBB Facility at December 31, 2008. The floating rate of interest applicable to the HBB Facility at December 31, 2008 was 2.84% including the floating rate margin.
The HBB Facility includes restrictive covenants that, among other things, set limitations on additional indebtedness (other than indebtedness under the HBB Facility and HBB Term Loan (as defined below)), investments, asset sales and the payment of dividends to NACCO. Subject to achieving availability thresholds, dividends to NACCO are limited to $5.0 million plus 50% of HBB’s net income since the effective date of the amendment in 2007. The HBB Facility also requires HBB to meet minimum fixed charge ratio tests in certain circumstances. At December 31, 2008, HBB was in compliance with the covenants in the HBB Facility.
During 2007, HBB entered into a term loan agreement (the “HBB Term Loan”) that provided for term loans up to an aggregate principal amount of $125.0 million. A portion of the proceeds of the term loans under the HBB Term Loan were used to finance the payment of a $110.0 million special cash dividend. Borrowings outstanding under the HBB Term Loan were $119.4 million at December 31, 2008. The term loans require quarterly principal payments in an amount equal to 1% of the original principal amount per year for the term of the loan, with the remaining balance to be paid at the maturity date on May 31, 2013. Prior to the final maturity date, the term loans are subject to mandatory prepayments from the proceeds of the issuance of certain indebtedness, certain asset sales and 50% of excess cash flow, as defined in the HBB Term Loan. The obligations of HBB under the HBB Term Loan are secured by a second lien on accounts receivable and inventory and a first lien on all of the other assets of HBB. The approximate value of HBB’s assets held as collateral for the first and second lien under the HBB Term Loan was $260 million as of December 31, 2008.
The term loans bear interest at a floating rate that, at HBB’s option, can be either a base rate or LIBOR, as defined in the HBB Term Loan, plus an applicable margin. The applicable margins, effective December 31, 2008, for base rate loans and LIBOR loans were 1.25% and 2.25%, respectively. The applicable margins are subject to quarterly adjustment based on a leverage ratio. The weighted average interest rate on the amount outstanding under the HBB Term Loan was 4.79% at December 31, 2008.
The HBB Term Loan contains restrictive covenants substantially similar to those in the HBB Facility that, among other things, limit the amount of dividends HBB may declare and pay and the incurrence of indebtedness (other than indebtedness under the HBB Facility). Dividends to NACCO are limited to $5.0 million plus 50% of HBB’s net income since the closing date of the HBB Term Loan. The HBB Term Loan also requires HBB to meet certain financial tests, including, but not limited to, maximum total leverage ratio and minimum fixed charge coverage ratio tests. At December 31, 2008, HBB was in compliance with the covenants in the HBB Term Loan.
In light of the current economic and market conditions, the Company and HBB are continually monitoring HBB’s covenant compliance. HBB has implemented certain actions and future actions are being evaluated in connection with covenant compliance. However, given the current economic environment or a worsening of this environment, there is no assurance that such actions will be sufficient or in the event HBB is required to refinance the HBB Facility, if such refinancing could be obtained on acceptable terms or at all.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
HBB believes funds available from cash on hand at HBB and the Company, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the HBB Facility expires in July 2012.
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of HBB as of December 31, 2008:

	Payments Due by Period
Contractual Obligations	Total	2009	2010	2011	2012	2013	Thereafter
HBB Term Loan	$119.4	$3.3	$1.2	$1.2	$1.3	$112.4	$—
Variable interest payments on HBB Term Loan	24.0	5.6	5.5	5.5	5.4	2.0	—
Capital lease obligations including principal and interest	0.4	—	—	0.1	—	—	0.3
Purchase and other obligations	103.4	102.7	0.3	0.1	—	0.1	0.2
Operating leases	20.3	5.5	5.1	2.5	1.7	1.6	3.9

Total contractual cash obligations	$267.5	$117.1	$12.1	$9.4	$8.4	$116.1	$4.4

As a result of the adoption of FIN No. 48, HBB has a long-term liability of approximately $2.6 million for unrecognized tax benefits as of December 31, 2008. At this time, the Company is unable to make a reasonable estimate of the timing of payments due to, among other factors, the uncertainty of the timing and outcome of its audits.
An event of default, as defined in the HBB Facility, the HBB Term Loan and in HBB’s operating and capital lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred under these agreements.
HBB’s interest payments are calculated based upon HBB’s anticipated payment schedule and the December 31, 2008 LIBOR rate and applicable margins, as defined in the HBB’s Facility and the HBB Term Loan. A 1/8% increase in the LIBOR rate would increase HBB’s estimated total interest payments on the HBB’s Term Loan Agreement by $0.6 million.
The purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll and incentive compensation.
Pension and post-retirement funding can vary significantly each year due to changes in the market value of plan assets, legislation and the Company’s funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension and post-retirement funding has not been included in the table above. Pension benefit payments are made from assets of the pension plans. HBB expects to contribute approximately $0.3 million to its non-U.S. pension plan in 2009. HBB expects to make payments related to its other post-retirement plans of an additional amount of approximately $0.1 million per year over the next ten years. Benefit payments beyond that time cannot currently be estimated.
Capital Expenditures
Following is a table which summarizes actual and planned capital expenditures:

	Planned	Actual	Actual
	2009	2008	2007
HBB	$3.8	$5.7	$3.9
Planned expenditures for 2009 are primarily for tooling for new products. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
Capital Structure
HBB’s capital structure is presented below:

	December 31
	2008	2007 (a)	Change
Total net tangible assets	$81.4	$92.1	$(10.7)
Goodwill	—	80.7	(80.7)

Net assets	81.4	172.8	(91.4)
Total debt	(119.6)	(155.2)	35.6

Stockholder’s equity (deficit)	$(38.2)	$17.6	$(55.8)

Debt to total capitalization	(b )	90%	(b )

(a)	As revised for HBB change from the LIFO to FIFO inventory valuation method. See Note 2 to the Consolidated Financial Statements in this Form 10-K for further discussion.

(b)	Debt to total capitalization is not meaningful in 2008.
Total net tangible assets decreased $10.7 million at December 31, 2008 compared with December 31, 2007, primarily due to a $17.3 million decrease in accounts receivable from lower revenues and improved collections during 2008, an $11.1 million decrease in inventory primarily due to lower sales demand and a $6.7 million increase in other long-term liabilities mainly from an increase in pension obligations. The decrease was partially offset by an $11.3 million decrease in accounts payable from reduced purchases mainly due to lower sales demand, an $8.8 million decrease in other current liabilities from lower accruals for incentives and a $5.6 million increase in cash.
During the fourth quarter of 2008, HBB wrote off its goodwill and recorded a non-cash impairment charge of $80.7 million due to the decline in the Company’s stock price and uncertain market conditions.
Total debt decreased as a result of repayments made during 2008. Stockholder’s equity (deficit) changed primarily due to HBB’s net loss of $73.3 million during 2008, an $11.5 million increase in accumulated other comprehensive loss due to an increase in the pension liability primarily attributable to reductions in asset values experienced during 2008 and a decrease in the cumulative foreign currency translation adjustment. This was partially offset by a $29.0 million capital contribution from NACCO during 2008.
OUTLOOK
The global recession and other consumer financial concerns are among factors creating an extremely challenging retail environment as consumer confidence continues to decline. As a result, consumer spending is expected to be significantly reduced in 2009, particularly in the first half, with HBB revenues in 2009 expected to be lower than in 2008.
As a result of anticipated lower volumes, HBB took aggressive cost containment actions in the fourth quarter of 2008, including personnel reductions, spending and travel restrictions, suspension of incentive compensation, benefit reductions and wage freezes. In addition to these actions, HBB is actively working to improve pricing, improve product positioning and reduce product costs in light of softening commodity costs for resins, copper, steel and aluminum, as well as reduced transportation costs, to return to a more acceptable operating margin position. HBB is monitoring commodity costs closely and currently negotiating with suppliers and retailers on costs, prices and product placement programs.
While economic factors are expected to continue to affect consumer spending unfavorably over the near term, HBB is placing continued focus on strengthening its market position through product innovation, promotions and branding programs. HBB anticipates continued strong placements in 2009, with increased placements and distribution at some retailers. The current economic environment also provides HBB with opportunities for renewed focus and positioning of HBB’s Proctor Silex® brand in the quality, value brand segment. In addition, HBB plans to move forward with consumer advertising campaigns. New products recently introduced in 2008, as well as further new product introductions in the pipeline for 2009 and beyond, are also expected to improve revenues. However, uncertainty in U.S. consumer markets makes price point and margin mix prospects very difficult to predict and as a result overall revenues and margins are also difficult to predict.
Overall, 2009 net income and cash flow before financing activities are currently expected to improve compared with 2008 results, excluding the goodwill impairment charge, as a result of HBB’s cost containment actions and efforts to improve

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
margins through reduced costs, improved prices and new product introductions and placements. However, if markets deteriorate further, revenues and earnings could be adversely affected.
Longer term, HBB will continue to work to improve revenues and profitability by remaining focused on developing consumer-driven innovative products, improving efficiencies, reducing costs and pursuing strategic growth opportunities.
THE KITCHEN COLLECTION, INC.
KC is a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States. Because KC’s business is seasonal, a majority of revenues and operating profit occurs in the second half of the year when sales of small electric appliances to consumers increase significantly for the fall holiday selling season.
FINANCIAL REVIEW
Operating Results
The results of operations for KC were as follows for the year ended December 31:

	2008	2007	2006
Revenues	$202.3	$210.0	$170.7
Operating profit (loss)	$(12.2)	$0.5	$6.8
Interest expense	$(1.1)	$(1.8)	$(0.7)
Other income (expense), net	$—	$(0.1)	$(0.1)
Net income (loss)	$(10.0)	$(0.9)	$3.7

Effective income tax rate	24.8%	35.7%	38.3%
See the discussion of the consolidated effective income tax rate in the Consolidated Income Taxes section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
2008 Compared with 2007
The following table identifies the components of change in revenues for 2008 compared with 2007:

Revenues
2007	$210.0

Increase (decrease) in 2008 from:
LGC comparable store sales	(11.0)
Closed stores	(6.1)
New store sales	8.9
KC comparable store sales	0.5

2008	$202.3

Revenues decreased 3.7% in 2008 to $202.3 million compared with $210.0 million in 2007, primarily as a result of a decrease in comparable store sales at LGC, primarily due to fewer customer visits, a lower number of sales transactions and lower average sales transactions. Revenues were also lower as a result of the impact of closing unprofitable stores. The decrease in revenues was partially offset by the effect of opening new stores and higher comparable store sales at KC mainly due to higher average sales transactions. The net impact of opening new stores and closing unprofitable stores caused the number of KC stores to increase to 202 stores at December 31, 2008 from 198 stores at December 31, 2007, while LGC operated 83 stores at December 31, 2008 compared with 74 stores at December 31, 2007.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
The following table identifies the components of change in operating profit (loss) for 2008 compared with 2007:

Operating
Profit (Loss)
2007	$0.5

(Increase) decrease in 2008 from:
LGC comparable stores	(7.2)
New stores	(1.8)
KC comparable stores	(1.7)
Selling, general and administrative expenses	1.1
Closed stores	0.8

(8.3)

Non-cash impairment charge	(3.9)

2008	$(12.2)

KC recorded an operating loss of $12.2 million in 2008 compared with operating profit of $0.5 million in 2007. The change in operating results was primarily due to lower comparable LGC store results attributable to fewer sales coupled with significant mark-downs on discontinued products due to a change in format and a substantial updating of the product offering as well as a non-cash impairment charge for goodwill and other intangible assets due to the decline in the Company’s stock price and uncertain market conditions during the fourth quarter of 2008. In addition, the initial unfavorable effect of opening new stores as well as a decrease in comparable KC store results mainly as a result of lower margins from promotional mark-downs also contributed to the decrease in operating profit (loss). The decrease in operating profit (loss) was partially offset by a reduction in selling, general and administrative expenses primarily due to lower employee-related expenses and professional fees during 2008 compared with 2007 and the impact of closing unprofitable stores.
KC reported a net loss of $10.0 million in 2008 compared with $0.9 million in 2007 primarily due to the factors affecting the change in operating profit (loss), partially offset by lower interest expense due to lower interest rates on outstanding borrowings.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the change in cash flow for the years ended December 31:

	2008	2007	Change
Operating activities:

Net loss	$(10.0)	$(0.9)	$(9.1)
Depreciation and amortization	3.0	2.3	0.7
Non-cash impairment charge	3.9	—	3.9
Other	0.7	(0.3)	1.0
Working capital changes	(4.0)	(12.0)	8.0

Net cash used for operating activities	(6.4)	(10.9)	4.5

Investing activities:

Expenditures for property, plant and equipment	(6.0)	(3.9)	(2.1)

Net cash used for investing activities	(6.0)	(3.9)	(2.1)

Cash flow before financing activities	$(12.4)	$(14.8)	$2.4

Net cash used for operating activities decreased $4.5 million primarily due to working capital changes partially offset by the increase in net loss, net of a non-cash impairment charge for goodwill and certain intangible assets due to the decline in the Company’s stock price and uncertain market conditions during the fourth quarter of 2008. The change in working capital was mainly the result of a smaller increase in inventory as of December 31, 2008 compared with December 31, 2007, primarily as a result of mark-downs on products that are being discontinued as part of a program to improve LGC’s product offerings. In

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
addition, KC had an increase in accounts payable in 2008 compared with a decrease in 2007 primarily due to a change in the timing of payments. Accounts receivable decreased in 2008 compared to an increase in 2007 due to a change in the timing of collections.
The increase in expenditures for property, plant and equipment was primarily due to the addition of fixtures and equipment at the new LGC distribution operations and for fixtures and equipment at new stores.

	2008	2007	Change
Financing activities:

Net additions (reductions) to long-term debt and revolving credit agreement	$(0.1)	$0.1	$(0.2)
Intercompany loans	—	9.5	(9.5)
Financing fees paid	(0.1)	—	(0.1)
Capital contribution from NACCO	11.8	6.0	5.8

Net cash provided by financing activities	$11.6	$15.6	$(4.0)

Net cash provided by financing activities decreased $4.0 million in 2008 compared with 2007 primarily from lower intercompany borrowings in 2008, partially offset by a higher capital contribution from NACCO in 2008 compared with 2007.
Financing Activities
KC’s financing is provided by a $20.0 million secured floating-rate revolving line of credit (the “KC Facility”) that expires in July 2010. During 2008, the KC Facility was amended primarily to reduce the revolving line of credit, reduce the amount of the maximum borrowings for 30 consecutive days from December 15th to February 13th to $4.0 million and increase the maximum amount permitted for capital expenditures in 2008. The obligations under the KC Facility are secured by substantially all assets of KC. The approximate value of KC’s assets held as collateral under the KC Facility was $70 million as of December 31, 2008. The availability is derived from a borrowing base formula using KC’s eligible inventory, as defined in the KC Facility. At December 31, 2008, the borrowing base, as defined in the KC Facility, was $20.0 million. There were no borrowings outstanding under the KC Facility at December 31, 2008. The KC Facility requires a fee of 0.25% per annum on the unused commitment. Borrowings bear interest at LIBOR plus 2.85%. The KC Facility includes restrictive covenants that, among other things, limit capital expenditures and require that borrowings do not exceed $4.0 million for 30 consecutive days from December 15 to February 13. The KC Facility also prohibits the payment of dividends to NACCO. At December 31, 2008, KC was in compliance with its amended covenants in the KC Facility.
In light of the current economic and market conditions, the Company and KC are continually monitoring KC’s covenant compliance. KC has implemented certain actions and future actions are being evaluated in connection with covenant compliance. However, given the current economic environment or a worsening of this environment, there is no assurance that such actions will be sufficient or in the event KC is required to refinance the KC Facility, if such refinancing could be obtained on acceptable terms or at all.
KC believes funds available from cash on hand at KC and the Company, the KC Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the KC Facility expires in July 2010.
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of KC as of December 31, 2008:

	Payments Due by Period
Contractual Obligations	Total	2009	2010	2011	2012	2013	Thereafter
Purchase and other obligations	$43.4	$43.4	$—	$—	$—	$—	$—
Operating leases	72.0	17.2	14.3	12.0	9.3	6.4	12.8

Total contractual cash obligations	$115.4	$60.6	$14.3	$12.0	$9.3	$6.4	$12.8

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
An event of default, as defined in KC’s operating lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred under these agreements.
The purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll.
Capital Expenditures
Following is a table which summarizes actual and planned capital expenditures:

	Planned	Actual	Actual
	2009	2008	2007
KC	$1.4	$6.0	$3.9
Planned expenditures in 2009 for property, plant and equipment are primarily for store fixtures and equipment at new or existing stores and improvements to KC’s information technology infrastructure. These expenditures are expected to be funded from internally generated funds and bank borrowings.
Capital Structure
KC’s capital structure is presented below.

	December 31
	2008	2007	Change
Total net tangible assets	$37.5	$30.7	$6.8
Goodwill and other intangibles, net	—	4.1	(4.1)

Net assets	37.5	34.8	2.7
Advances from NACCO	—	(12.5)	12.5
Other debt	—	(0.1)	0.1

Stockholder’s equity	$37.5	$22.2	$15.3

Debt to total capitalization	0%	36%	(36)%
Total net tangible assets increased $6.8 million at December 31, 2008 compared with December 31, 2007, primarily due to a $4.2 million increase in property, plant and equipment and a $3.7 million increase in net intercompany accounts receivable and a $2.2 million increase in inventory. These increases were partially offset by a $0.7 million reduction in deferred tax assets, a $0.8 million increase in other liabilities, a $0.8 million decrease in cash and a $0.7 million increase in accounts payable. The increase in property, plant and equipment was primarily due to expenditures for the LGC distribution operations and the addition of fixtures and equipment at new stores. Net intercompany accounts receivable increased from the tax advance due from NACCO from the larger net loss during 2008 and inventory increased due to an increase in the number of KC and LGC stores and lower sales transactions. In addition, other liabilities increased due to additional required accruals for new stores and accounts payable increased due to a change in the timing of payments.
During the fourth quarter of 2008, KC wrote off its goodwill and other intangibles, net and recorded a non-cash impairment charge of $3.9 million due to the decline in the Company’s stock price and uncertain market conditions.
Stockholder’s equity increased due to the conversion of the Advances from NACCO to equity during 2008 and additional cash and non-cash capital contributions from NACCO of $12.8 million during 2008, partially offset by KC’s net loss of $10.0 million.
OUTLOOK
Uncertainty in the U.S. economy and the financial markets and a reduction in consumer confidence are expected to continue to affect consumer traffic to outlet and traditional malls and negatively affect retail spending decisions in 2009, all of which make forecasts of revenue very uncertain. Nevertheless, KC expects a modest increase in revenue in 2009 compared with 2008 as a result of an anticipated improved holiday selling season in late 2009 and expected improved sales volumes and margins at the Le Gourmet Chef® stores as a result of the completion of new product enhancement and store-merchandising

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
programs. These programs, coupled with the completion of the large product clearance program in the Le Gourmet Chef® stores that significantly reduced margins in 2008, are expected to improve results at LGC in 2009. Capital expenditure restraints and administrative cost control measures, including spending and travel restrictions, wage freezes, benefit reductions and suspension of incentive compensation are expected to help results in 2009. In addition, KC plans to aggressively renegotiate store leases whenever possible.
Overall, KC expects a difficult first quarter in 2009 with increasing improvements in quarterly results for the remainder of the year producing an improvement in the full year results compared with 2008 results. Cash flow before financing activities is still expected to be slightly negative in 2009, but significantly improved compared with 2008.
Longer term, KC also expects to continue programs for its Kitchen Collection® store format which are designed to enhance its merchandise mix, store displays and appearance and optimize store selling space. KC also expects to achieve growth in the Le Gourmet Chef® outlet and traditional mall store formats, while maintaining disciplined cost control. The total number of Kitchen Collection® and Le Gourmet Chef® stores is unlikely to increase in 2009.
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
Lignite tons sold by NACoal’s operating lignite mines were as follows for the year ended December 31:

	2008	2007	2006

Coteau	14.7	14.8	15.3
Falkirk	7.5	7.9	8.2
Sabine	4.1	4.2	3.9

Project mining subsidiaries	26.3	26.9	27.4

San Miguel	3.1	2.9	3.6
MLMC	3.0	3.4	3.6
Red River	0.6	0.5	0.8

Non-project mines	6.7	6.8	8.0

Total lignite tons sold	33.0	33.7	35.4

The limerock dragline mining operations delivered 22.0 million, 37.6 million and 39.2 million cubic yards of limerock for the years ended December 31, 2008, 2007 and 2006, respectively. The decrease in limerock yards delivered in 2008 was a result of a reduction in customer requirements due to a decline in the southern Florida housing and construction markets.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
Total coal reserves were as follows at December 31:

	2008	2007	2006
	(in billions of tons)

Project mining subsidiaries	1.1	1.1	1.0
Non-project mines	1.2	1.2	1.2

Total coal reserves	2.3	2.3	2.2

Operating Results
The results of operations for NACoal were as follows for the year ended December 31:

	2008	2007	2006

Revenues	$130.5	$137.1	$149.0
Operating profit	$32.0	$43.2	$61.5
Interest expense	$(5.5)	$(7.0)	$(7.4)
Other	$(1.3)	$0.7	$0.2
Net income	$22.1	$31.0	$39.7

Effective income tax rate	12.3%	16.0%	26.9%
See the discussion of the consolidated effective income tax rate in the Consolidated Income Taxes section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
2008 Compared with 2007
The following table identifies the components of change in revenues for 2008 compared with 2007:

Revenues

2007	$137.1

Increase (decrease) in 2008 from:
Limerock dragline mining operations	(10.5)
Consolidated coal mining operations	3.3
Other	0.6

2008	$130.5

Revenues for 2008 decreased $6.6 million to $130.5 million from $137.1 million in 2007. The decrease was primarily due to fewer yards delivered at the limerock dragline mining operations primarily attributable to lower demand from the continuing decline in the southern Florida housing and construction markets. The decrease was partially offset by higher sales at the consolidated coal mining operations and improved royalty income included in Other in the table above. The increase in sales from the consolidated coal mining operations was primarily due to an increase in contractual pass-through of costs at San Miguel and contractual price escalation at MLMC and Red River, partially offset by a decrease in tons delivered at MLMC due largely to a planned customer power plant outage in 2008.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
The following table identifies the components of change in operating profit for 2008 compared with 2007.

Operating
Profit

2007	$43.2

Increase (decrease) in 2008 from:
Consolidated coal and limerock dragline mining operating profit	(8.7)
2007 arbitration award	(3.7)
Other	(0.5)
Earnings of unconsolidated project mining subsidiaries	1.7

2008	$32.0

Operating profit decreased to $32.0 million in 2008 from $43.2 million in 2007, primarily as a result of lower consolidated coal and limerock mining operating profit mainly due to lower tons delivered at MLMC due to a planned customer power plant outage in 2008 and lower limerock yards delivered. In addition, operating profit was unfavorably affected by higher cost of sales during 2008 at MLMC and Red River primarily from the capitalization of fixed costs over lower production levels in prior years and by the absence of an arbitration award that was received in 2007. Operating profit was favorably affected by contractual price escalation at the unconsolidated project mining subsidiaries.
Net income in 2008 decreased to $22.1 million from $31.0 million in 2007 as a result of the factors affecting operating profit and to a lesser extent a reduction in other income (expense) primarily as a result of the ineffectiveness of interest rate swap contracts and the impairment of an equity investment during 2008. The decrease was partially offset by lower interest expense due to lower average outstanding borrowings and lower interest rates during 2008 compared with 2007.
2007 Compared with 2006
The following table identifies the components of change in revenues for 2007 compared with 2006:

Revenues

2006	$149.0

Decrease in 2007 from:
Consolidated coal mining operations	(8.9)
Royalty income	(2.6)
Limerock dragline mining operations	(0.4)

2007	$137.1

Revenues for 2007 decreased $11.9 million to $137.1 million from $149.0 million in 2006. The decrease was primarily due to lower sales at the consolidated coal mining operations and a reduction in royalty income as a result of the completion of mining certain reserves by third parties. The decline in sales from the consolidated coal mining operations between years was driven primarily by a planned customer power plant outage and lower sales to third parties at Red River.

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

Operating profit decreased to $43.2 million in 2007 from $61.5 million in 2006. The decrease in operating profit was primarily due to the absence of the gain on the sale of two draglines for $21.5 million in 2006, a decrease in consolidated coal and limerock dragline mining operating profit and a reduction in royalty income as a result of the completion of mining certain reserves by third parties. At the consolidated coal mining operations, the decrease in operating profit was primarily attributable to a planned customer power plant outage and lower sales to third parties at Red River, partially offset by the impact of contractual price escalations at MLMC. The decrease in operating profit at the limerock dragline mining operations was primarily due to the unfavorable decision in the ongoing Florida litigation, which has reduced operations at some of the customers’ quarries. The decrease in operating profit was partially offset by the receipt of an arbitration award of $3.7 million to recover costs related to a power plant and mine development project in Turkey, which was undertaken and failed several years ago. See additional discussion in Note 6 to the Consolidated Financial Statements in this Form 10-K. Additionally, earnings of the unconsolidated project mining subsidiaries increased primarily due to contractual price escalation, and selling, general and administrative expenses improved mainly due to lower employee-related expenses during 2007.
Net income in 2007 decreased to $31.0 million from $39.7 million in 2006 as a result of the factors affecting operating profit, lower interest expense due to lower average outstanding borrowings and lower interest rates and lower income tax expense. Income tax expense was higher in 2006 compared with 2007 primarily due to the tax effect of the gain on the sale of two draglines.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the change in cash flow for the years ended December 31:

	2008	2007	Change
Operating activities:

Net income	$22.1	$31.0	$(8.9)
Depreciation, depletion and amortization expense	11.1	12.4	(1.3)
Other	5.2	(2.0)	7.2
Working capital changes	(15.2)	3.3	(18.5)

Net cash provided by operating activities	23.2	44.7	(21.5)

Investing activities:

Expenditures for property, plant and equipment	(12.6)	(19.5)	6.9
Proceeds from the sale of assets	1.6	1.3	0.3
Investments in other unconsolidated affiliates	(4.9)	—	(4.9)

Net cash used for investing activities	(15.9)	(18.2)	2.3

Cash flow before financing activities	$7.3	$26.5	$(19.2)

The decrease in net cash provided by operating activities was primarily the result of changes in working capital and the decrease in net income, partially offset by the change in other non-cash items in 2008 compared with 2007 primarily from the change in deferred taxes. The change in working capital was primarily the result of a decrease in accounts payable during 2008 due to a change in the timing of payments, a change in net intercompany accounts receivable due to a decrease in the amount of tax benefits received, and from a reduction in other liabilities, mainly from lower compensation-related accruals in 2008 compared with 2007. Working capital also changed due to a decrease in accounts receivable primarily due to lower revenue in 2008 compared with 2007, partially offset by a decrease in inventory during 2008 from a reduction in coal inventory compared with a larger increase in 2007 from a build-up of coal inventory.
Net cash used for investing activities decreased primarily due to lower levels of capital expenditures in 2008 compared with 2007 from lower levels of investments in equipment for its mines and mine development activities, partially offset by an increased investment in other unconsolidated affiliates.

	2008	2007	Change
Financing activities:

Reductions of long-term debt and revolving credit agreements	$(17.3)	$(12.9)	$(4.4)
Cash dividends paid to NACCO	(7.2)	(37.4)	30.2
Intercompany loans	17.3	20.7	(3.4)

Net cash used for financing activities	$(7.2)	$(29.6)	$22.4

Net cash used for financing activities decreased primarily due to a reduction in the payment of dividends to NACCO during 2008, partially offset by higher repayments of debt and lower intercompany borrowings during 2008.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
Financing Activities
NACoal has an unsecured revolving line of credit of up to $75.0 million and an unsecured term loan of $25.0 million at December 31, 2008 (the “NACoal Facility”). The term loan requires annual repayments of $10.0 million and a final principal repayment of $15.0 million in March 2010. The NACoal Facility expires in March 2010. NACoal had $75.0 million of its revolving credit facility available at December 31, 2008.
The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. The NACoal Facility provides for, at NACoal’s option, Eurodollar loans that bear interest at LIBOR plus a margin based on the level of debt to EBITDA ratio achieved and Base Rate loans that bear interest at Base Rates plus the Applicable Margin, as defined in the NACoal Facility. A facility fee, which is determined based on the level of debt to EBITDA ratio achieved is also applied to the aggregate revolving line of credit. At December 31, 2008, term loan borrowings outstanding bore interest at LIBOR plus 0.875% and the revolving credit interest rate was LIBOR plus 0.725%. At December 31, 2008, the revolving credit facility fee was 0.150% of the unused commitment of the revolving facility.
The NACoal Facility also contains restrictive covenants that require, among other things, NACoal to maintain certain debt to EBITDA and fixed charge coverage ratios and provides the ability to make loans, dividends and advances to NACCO, with some restrictions based upon NACoal’s leverage ratio. At December 31, 2008, NACoal was in compliance with the covenants in the NACoal Facility.
During 2004 and 2005, NACoal issued unsecured notes totaling $45.0 million in a private placement (the “NACoal Notes”), which require annual principal payments of approximately $6.4 million that began in October 2008 and will mature on October 4, 2014. These unsecured notes bear interest at a weighted-average fixed rate of 6.08%, payable semi-annually on April 4 and October 4. The NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. NACoal had $38.6 million of the private placement notes outstanding at December 31, 2008. The NACoal Notes contain certain covenants and restrictions that require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios, and limit dividends to NACCO based upon NACoal’s leverage ratio. At December 31, 2008, NACoal was in compliance with the covenants in the NACoal Notes.
NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At December 31, 2008, the balance of the note was $7.2 million and the interest rate was 2.17%.
NACoal believes funds available from the NACoal Facility and operating cash flows will provide sufficient liquidity to finance all of its scheduled loan principal repayments and its operating needs and commitments arising during the next twelve months and until the expiration of the NACoal Facility in March 2010.
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of NACoal as of December 31, 2008:

	Payments Due by Period
Contractual Obligations	Total	2009	2010	2011	2012	2013	Thereafter
NACoal Facility	$25.0	$10.0	$15.0	$—	$—	$—	$—
Variable interest payments on NACoal Facility	0.9	0.6	0.3	—	—	—	—
NACoal Notes	38.6	6.5	6.4	6.4	6.4	6.4	6.5
Interest payments on NACoal Notes	7.6	2.2	1.8	1.5	1.1	0.7	0.3
Other debt	7.2	—	—	—	—	—	7.2
Purchase and other obligations	17.6	17.6	—	—	—	—	—
Capital lease obligations including principal and interest	0.4	0.1	0.1	0.1	0.1	—	—
Operating leases	34.1	6.9	6.5	4.6	3.8	3.8	8.5

Total contractual cash obligations	$131.4	$43.9	$30.1	$12.6	$11.4	$10.9	$22.5

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
As a result of the adoption of FIN No. 48, NACoal has a long-term liability of approximately $0.7 million for unrecognized tax benefits as of December 31, 2008. At this time, the Company is unable to make a reasonable estimate of the timing of payments due to, among other factors, the uncertainty of the timing and outcome of its audits.
An event of default, as defined in the NACoal Facility, NACoal Notes and NACoal’s lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred or is anticipated to occur.
NACoal’s variable interest payments are calculated based upon NACoal’s anticipated payment schedule and the December 31, 2008 LIBOR rate and applicable margins, as defined in the NACoal Facility. A 1/8% increase in the LIBOR rate would increase NACoal’s estimated total interest payments on the NACoal Facility by less than $0.1 million.
The purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll and incentive compensation.
Pension and post-retirement funding can vary significantly each year due to changes in the market value of plan assets, legislation and the Company’s funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension and post-retirement funding has not been included in the table above. NACoal expects to contribute approximately $1.5 million to its pension plan in 2009. NACoal maintains one supplemental retirement plan that pays monthly benefits to participants directly out of corporate funds and expects to pay benefits of approximately $0.3 million per year through 2011 and $0.4 million per year from 2012 through 2018. Benefit payments beyond that time cannot currently be estimated. All other pension benefit payments are made from assets of the pension plans. NACoal also expects to make payments related to its other post-retirement plans of approximately $0.2 million per year through 2012 and $0.3 million per year from 2013 through 2018. Benefit payments beyond that time cannot currently be estimated.
Capital Expenditures
Following is a table which summarizes actual and planned capital expenditures:

	Planned	Actual	Actual
	2009	2008	2007
NACoal	$29.0	$12.6	$19.5
Planned expenditures for 2009 include mine equipment and development. These expenditures are expected to be funded from internally generated funds and bank borrowings.
Capital Structure
NACoal’s capital structure is presented below:

	December 31
	2008	2007	Change

Total net tangible assets	$128.7	$116.1	$12.6
Coal supply agreements and other intangibles, net	66.7	69.2	(2.5)

Net assets	195.4	185.3	10.1
Advances from NACCO	(38.3)	(21.0)	(17.3)
Other debt	(71.1)	(88.3)	17.2

Stockholder’s equity	$86.0	$76.0	$10.0

Debt to total capitalization	56%	59%	(3)%
     The increase in total net tangible assets of $12.6 million was primarily from a $7.8 million decrease in accounts payable, a $5.8 million increase in net intercompany accounts receivable, a $4.1 million increase in other long-term assets, and a $3.9 million decrease in other current liabilities. The decrease in accounts payable was primarily due to a change in the timing of payments and the increase in net intercompany accounts receivable was from higher tax benefits due from NACCO. The increase in other long-term assets was primarily from additional investments in joint ventures and the decrease in other current liabilities was primarily due to lower compensation-related accruals. The increase was partially offset by a $9.7 million increase in other long-term liabilities mainly from an increase in pension obligations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
Stockholder’s equity increased as a result of net income of $22.1 million, partially offset by $7.1 million of dividends declared in 2008 and a $5.1 million increase in accumulated other comprehensive loss primarily due to the pension liability adjustment resulting from reductions in asset values experienced during 2008.
OUTLOOK
NACoal’s lignite coal mining operations are not significantly affected by the economic downturn because of its long-term contract structure and continued high demand for electricity from the power plants it serves. NACoal expects improved performance at its lignite coal mining operations in 2009 provided that customers achieve currently planned power plant operating levels. Tons delivered at the lignite coal mines are expected to increase in 2009 compared with 2008, especially at MLMC as a result of fewer planned outage days and improved operating efficiencies at the customer’s power plant. However, contractual price escalation at all mines is not expected to affect results as favorably in 2009 as it did in 2008 because of recent declines in commodity costs.
Limerock customer projections for 2009 deliveries reflect the continued significant decline in the southern Florida housing and construction markets. In addition, production will be significantly decreased due to an unfavorable legal ruling that terminates customers’ mining permits at most of the limerock mining operations. As a result, deliveries from the limerock dragline mining operations are expected to be significantly lower in 2009. Customers are expected to reduce inventory levels until they return to production under new permits that are expected to be issued toward the end of 2009. NACoal has mitigated its financial exposure to these limerock operations by transitioning to new cost reimbursable management fee contracts with the majority of its customers.
Overall, NACoal expects solid operating performance in 2009 with results comparable to 2008. Cash flow before financing activities is expected to be positive, but down somewhat from 2008.
NACoal has a number of potential new projects and opportunities under consideration and expects to incur additional expenses related to these opportunities in 2009. Permitting is taking place in NACoal’s Otter Creek Reserve in North Dakota in expectation of the construction of a new mine. NACoal is also working on a project with Mississippi Power to provide lignite coal to a new plant in Mississippi.
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
In 2006, as a result of the enactment of the 2006 Coal Act, the Company’s obligation to make premium payments to the Fund is being phased out. The 2006 Coal Act results in Bellaire’s annual premium payments to the Fund being reduced by 45% for the plan year beginning October 1, 2007, 60% for the plan year beginning October 1, 2008, and 85% for the plan year beginning on October 1, 2009. As of October 1, 2010, Bellaire’s obligation to the Fund will be completely phased out and no further payments will be required. The 2006 Coal Act did not affect Bellaire’s other obligations.
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

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
FINANCIAL REVIEW
Operating Results
The results of operations at NACCO and Other were as follows for the year ended December 31:

	2008	2007	2006

Revenues	$—	$—	$—
Operating loss	$(2.3)	$(3.8)	$(5.7)
Other income (expense)	$2.5	$6.7	$(1.1)
Income (loss) before extraordinary gain	$(0.4)	$1.6	$(6.8)
Extraordinary gain	$—	$—	$12.8
Net income (loss)	$(0.4)	$1.6	$6.0
NACCO and Other’s operating loss decreased to $2.3 million in 2008 compared with $3.8 million in 2007. The decrease was primarily due to lower employee-related expenses in 2008 and the absence of expenses related to the cancelled spin-off of Hamilton Beach, Inc. (“Hamilton Beach”), recognized in 2007. The decrease in operating loss was partially offset by higher professional fees and lower management fees charged to the operating subsidiaries during 2008 as a result of lower parent company expenses. The change in other income was primarily due to lower interest income at the parent company from lower levels of cash investments and lower interest rates on investments offset by a decrease in transaction expenses related to the Applica transaction, as discussed in the Applica Transaction section in Management’s Discussion and Analysis of Financial Position and Results of Operations. NACCO and Other recorded a net loss for 2008 of $0.4 million compared with net income of $1.6 million in 2007, due to the factors affecting operating loss and other income (expense).
The decrease in operating loss in 2007 compared with 2006 is primarily attributable to lower employee-related expenses partially offset by $1.4 million of expenses for professional fees incurred in 2007 related to the decision not to proceed with the spin-off of Hamilton Beach. The change in other income (expense) in 2007 compared with 2006 was mainly due to increased interest income at the parent company from higher levels of cash investments and increased intercompany interest as a result of higher intercompany borrowings at the subsidiaries and lower transaction expenses recorded in 2007 compared with 2006 related to the Applica transaction. The change in income (loss) before extraordinary gain in 2007 compared with 2006 is primarily due to the items affecting operating loss and other income (expense), as well as the absence of $2.3 million of tax expense recognized during 2006 for the reversal of previously generated capital gain benefits.
Applica Transaction
On July 24, 2006, the Company and Applica Incorporated (“Applica”) announced that NACCO, Hamilton Beach, which is HBB’s parent, and Applica entered into definitive agreements whereby NACCO would spin off Hamilton Beach to NACCO’s stockholders and, immediately after the spin-off, Applica would merge with and into Hamilton Beach.
On October 19, 2006, the Company received a notice from Applica in which Applica claimed to exercise its right to terminate its merger agreement with NACCO and Hamilton Beach. The notice also claimed that Applica’s Board of Directors authorized Applica to enter into a written agreement with an Applica shareholder that provided a cash offer to purchase shares of Applica common stock. Under the terms of the NACCO merger agreement, NACCO was entitled to a $6.0 million termination fee from Applica if the merger agreement was terminated under certain circumstances. NACCO received the $6.0 million termination fee during the fourth quarter of 2006 which was used to offset costs incurred to date in connection with the transaction. NACCO has reserved all of its rights in relation to this matter, including, without limitation, demanding additional damages for willful breach of the merger agreement.
On November 13, 2006, the Company announced it had initiated litigation in the Delaware Chancery Court against Applica and individuals and entities affiliated with Applica’s shareholder, Harbinger Capital Partners Master Fund I, Ltd. (“Harbinger”). The litigation is on-going and alleges a number of contract and tort claims against the defendants. In its claims, the Company seeks monetary damages and any appropriate equitable relief.
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
HBB Spin-off
On April 26, 2007, NACCO announced that its Board of Directors approved a plan to spin off Hamilton Beach to NACCO stockholders. On August 27, 2007, the Company announced that, in light of volatility and uncertainty in the capital markets, NACCO’s Board of Directors had decided not to pursue the tax-free spin-off of Hamilton Beach to NACCO stockholders. NACCO and Other and HBB incurred $1.4 million and $0.9 million, respectively, of expenses for professional fees related to this transaction, which have been included in “Selling, general and administrative expenses” for the year ended December 31, 2007.
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
Following is a table for comparison of parent company fees for the year ended December 31:

	2008	2007	2006
NACCO fees included in selling, general and administrative expenses
NMHG Wholesale	$9.0	$10.4	$10.0
HBB	$3.4	$4.1	$3.9
KC	$0.1	$—	$—
NACoal	$1.4	$1.6	$1.5
LIQUIDITY AND CAPITAL RESOURCES
Although NACCO’s subsidiaries have entered into substantial borrowing agreements, NACCO has not guaranteed any borrowings of its subsidiaries. The borrowing agreements at NMHG, HBB, KC and NACoal allow for the payment to NACCO of dividends and advances under certain circumstances. Dividends (to the extent permitted by its subsidiaries’ borrowing agreements), advances and management fees from its subsidiaries are the primary sources of cash for NACCO.
The Company believes funds available from cash on hand, its subsidiaries’ credit facilities and anticipated funds generated from operations are sufficient to finance all of its scheduled principal repayments, operating needs and commitments arising during the next twelve months and until the expiration of its subsidiaries’ credit facilities.
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of NACCO and Other as of December 31, 2008:

Contractual Obligations	Total	2009	2010	2011	2012	2013	Thereafter

Operating leases	$5.3	$0.6	$0.6	$0.6	$0.6	$0.6	$2.3
Capital lease obligations including principal and interest	3.0	3.0	—	—	—	—	—
Purchase and other obligations	6.2	6.2	—	—	—	—	—

Total contractual cash obligations	$14.5	$9.8	$0.6	$0.6	$0.6	$0.6	$2.3

Pension and post-retirement funding can vary significantly each year due to changes in the market value of plan assets, legislation and the Company’s funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension and post-retirement funding has not been included in the table above. NACCO and Other maintains one

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
supplemental retirement plan that pays monthly benefits to participants directly out of corporate funds. Annual benefit payments are expected to be less than $0.1 million per year over the next ten years. Benefit payments beyond that time cannot currently be estimated. All other pension benefit payments are made from assets of the pension plans. NACCO and Other does not expect to contribute to its pension plan during 2009. NACCO and Other also expects to make payments related to its other post-retirement plans of approximately $0.1 million per year over the next ten years. Benefit payments beyond that time cannot currently be estimated.
The purchase and other obligations are primarily for accounts payable, open purchase orders, accrued payroll and incentive compensation and obligations to the Fund.
Capital Structure
NACCO’s consolidated capital structure is presented below:

	December 31
	2008	2007	Change

Total net tangible assets	$753.5	$899.5	$(146.0)
Goodwill, coal supply agreements and other intangibles, net	66.7	512.9	(446.2)

Net assets	820.2	1,412.4	(592.2)
Total debt	(449.5)	(506.6)	57.1
Closed mine obligations, net of tax	(13.8)	(14.4)	0.6
Minority interest	(0.2)	—	(0.2)

Stockholders’ equity	$356.7	$891.4	$(534.7)

Debt to total capitalization	56%	36%	20%
RECENTLY ISSUED ACCOUNTING STANDARDS
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
NMHG: (1) reduction in demand for lift trucks and related aftermarket parts and service on a worldwide basis, including the ability of NMHG’s dealers and end-users to obtain financing at reasonable rates as a result of current economic conditions, (2) changes in sales prices, (3) delays in delivery or increases in costs, including transportation costs, of raw materials or sourced products and labor, (4) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which NMHG operates and/or sells products, (5) delays in, increased costs from or reduced benefits from restructuring programs, (6) customer acceptance of, changes in the prices of, or delays in the development of new products, (7) introduction of new products by, or more favorable product pricing offered by, NMHG’s competitors, (8) delays in manufacturing and delivery schedules, (9) changes in or unavailability of suppliers, (10) bankruptcy of or loss of major dealers, retail customers or suppliers, (11) product liability or other litigation, warranty claims or returns of products, (12) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives, (13) acquisitions and/or dispositions of dealerships by NMHG, (14) changes mandated by federal and state regulation including health, safety or environmental legislation, (15) the ability of NMHG and its dealers and suppliers to access credit in the current economic environment and (16) the ability of NMHG to obtain future financing on reasonable terms or at all.
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
KC: (1) changes in gasoline prices, weather conditions, the level of consumer confidence and disposable income as a result of the current financial crisis or other events or other conditions that may adversely affect the number of customers visiting Kitchen Collection® and Le Gourmet Chef® stores, (2) changes in the sales prices, product mix or levels of consumer purchases of kitchenware, small electric appliances and gourmet foods, (3) changes in costs, including transportation costs, of inventory, (4) delays in delivery or the unavailability of inventory, (5) customer acceptance of new products, (6) increased competition and (7) the ability to obtain future financing on reasonable terms or at all.
NACoal: (1) weather conditions, extended power plant outages or other events that would change the level of customers’ lignite coal or limerock requirements, (2) weather or equipment problems that could affect lignite coal or limerock deliveries to customers, (3) changes in mining permit requirements that could affect deliveries to customers, including the resumption of Florida limerock mining, (4) changes in costs related to geological conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (5) costs to pursue and develop new mining opportunities, including costs in connection with NACoal’s joint ventures, (6) changes in U.S. regulatory requirements, including changes in power plant emission regulations, (7) changes in the power industry that would affect demand for NACoal’s reserves, (8) the ability of NACoal’s utility customers to access credit markets to maintain current liquidity and (9) the ability of NACoal to obtain future financing on reasonable terms or at all.

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
In addition, NACoal has fixed rate debt arrangements. For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its liabilities. NACoal’s fixed rate debt arrangements have a fair value based on Company estimates of $38.8 million at December 31, 2008. Assuming a hypothetical 10% decrease in the effective interest yield on this fixed rate debt, the fair value of this liability would increase by $0.7 million compared with the fair value of this liability at December 31, 2008. The fair value of the Company’s interest rate swap agreements was a liability of $26.1 million at December 31, 2008. A hypothetical 10% decrease in interest rates would cause a decrease in the fair value of interest rate swap agreements and the resulting fair value would be a liability of $27.8 million.
FOREIGN CURRENCY EXCHANGE RATE RISK
NMHG and HBB operate internationally and enter into transactions denominated in foreign currencies. As such, their financial results are subject to the variability that arises from exchange rate movements. NMHG and HBB use forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts generally mature within 24 months and require the companies to buy or sell euros, British pounds, Japanese yen, Canadian dollars, Swedish kroner, Australian dollars and Mexican pesos for the functional currency in which the applicable subsidiary operates at rates agreed to at the inception of the contracts. The fair value of these contracts was a net liability of $10.7 million at December 31, 2008. See also Notes 2 and Note 12 to the Consolidated Financial Statements in this Form 10-K.
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. Assuming a hypothetical 10% strengthening of the U.S. dollar compared with other foreign currencies at December 31, 2008, the fair value of foreign currency-sensitive financial instruments, which primarily represents forward foreign currency exchange contracts, would decline by $19.7 million compared with its fair value at December 31, 2008. It is important to note that the loss in fair value indicated in this sensitivity analysis would be somewhat offset by changes in the fair value of the underlying receivables and payables.
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
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with accountants on accounting and financial disclosure for the three year period ended December 31, 2008.
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
Management’s report on internal control over financial reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008. The Company’s effectiveness of internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 15 of this Form 10-K and incorporated herein by reference.
Changes in internal control: During the fourth quarter of 2008, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. OTHER INFORMATION
None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to Directors of the Company will be set forth in the 2009 Proxy Statement under the subheadings “Business to be Transacted — 1. Election of Directors — Director Nominee Information” and “—Beneficial Ownership of Class A Common and Class B Common,” which information is incorporated herein by reference.
Information with respect to the audit review committee and the audit review committee financial expert will be set forth in the 2009 Proxy Statement under the heading “Business to be Transacted — 1. Election of Directors — Directors’ Meetings and Committees,” which information is incorporated herein by reference.
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Company’s Directors, executive officers and holders of more than ten percent of the Company’s equity securities will be set forth in the 2009 Proxy Statement under the subheading “Business to be Transacted — 1. Election of Directors — Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.
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

Item 11. EXECUTIVE COMPENSATION
Information with respect to executive compensation will be set forth in the 2009 Proxy Statement under the subheadings “Business to be Transacted — 1. Election of Directors — Director Compensation” and “— Executive Compensation,” which information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2009 Proxy Statement under the subheading “Business to be Transacted — 1. Election of Directors — Beneficial Ownership of Class A Common and Class B Common,” which information is incorporated herein by reference.
The following table sets forth information with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance, aggregated as follows:
Equity Compensation Plan Information

			Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Class A Shares:
Equity compensation plans approved by security holders	0	N/A	371,104
Equity compensation plans not approved by security holders	0	N/A	0

Total	0	N/A	371,104
Class B Shares:
Equity compensation plans approved by security holders	0	N/A	80,100
Equity compensation plans not approved by security holders	0	N/A	0

Total	0	N/A	80,100
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to certain relationships and related transactions will be set forth in the 2009 Proxy Statement under the subheadings “Business to be Transacted — 1. Election of Directors — Directors’ Meetings and Committees” and “— Certain Business Relationships,” which information is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services will be set forth in the 2009 Proxy Statement under the heading “Business to be Transacted — 2. Confirmation of Appointment of Independent Registered Public Accounting Firm for the Current Fiscal Year,” which information is incorporated herein by reference.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) and (2) The response to Item 15(a)(1) and (2) is set forth beginning at page F-1 of this Form 10-K.
(a) (3) Listing of Exhibits — See the exhibit index beginning at page X-1 of this Form 10-K.
(b) The response to Item 15(b) is set forth beginning at page X-1 of this Form 10-K.
(c) Financial Statement Schedules — The response to Item 15(c) is set forth beginning at page F-65 of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NACCO Industries, Inc.
By:	/s/ Kenneth C. Schilling
Kenneth C. Schilling
Vice President and Controller (principal financial and accounting officer)

March 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alfred M. Rankin, Jr. Alfred M. Rankin, Jr.	Chairman, President and Chief Executive Officer (principal executive officer), Director	March 13, 2009

/s/ Kenneth C. Schilling Kenneth C. Schilling	Vice President and Controller (principal financial and accounting officer)	March 13, 2009

* Owsley Brown II Owsley Brown II	Director	March 13, 2009

* Dennis W. LaBarre Dennis W. LaBarre	Director	March 13, 2009

* Richard de J. Osborne Richard de J. Osborne	Director	March 13, 2009

* Ian M. Ross Ian M. Ross	Director	March 13, 2009

* Michael E. Shannon Michael E. Shannon	Director	March 13, 2009

* Britton T. Taplin Britton T. Taplin	Director	March 13, 2009

* David F. Taplin David F. Taplin	Director	March 13, 2009

* John F. Turben John F. Turben	Director	March 13, 2009

* Eugene Wong Eugene Wong	Director	March 13, 2009

*	Kenneth C. Schilling, by signing his name hereto, does hereby sign this Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.

/s/ Kenneth C. Schilling	March 13, 2009
Kenneth C. Schilling, Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a)(1) AND (2), AND ITEM 15(c)
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULES
YEAR ENDED DECEMBER 31, 2008
NACCO INDUSTRIES, INC.
CLEVELAND, OHIO

FORM 10-K
ITEM 15(a)(1) AND (2)
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
     The following consolidated financial statements of NACCO Industries, Inc. and Subsidiaries are incorporated by reference in Item 8:
     Report of Ernst & Young LLP, Independent Registered Public Accounting Firm — For each of the three years in the period ended December 31, 2008.
     Report of Ernst & Young LLP, Independent Registered Public Accounting Firm on Internal Control over Financial Reporting — Year ended December 31, 2008.
     Consolidated Statements of Operations — Year ended December 31, 2008, 2007 and 2006.
     Consolidated Statements of Comprehensive Income (Loss) — Year ended December 31, 2008, 2007 and 2006.
     Consolidated Balance Sheets — December 31, 2008 and December 31, 2007.
     Consolidated Statements of Cash Flows — Year ended December 31, 2008, 2007 and 2006.
     Consolidated Statements of Stockholders’ Equity — Year ended December 31, 2008, 2007 and 2006.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of NACCO Industries, Inc.
We have audited the accompanying consolidated balance sheets of NACCO Industries, Inc. and Subsidiaries (collectively “the Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NACCO Industries, Inc. and Subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.
As explained in Note 2 to the consolidated financial statements, in 2008 the Company changed its method of accounting for inventory from LIFO to FIFO for their wholly owned subsidiary, Hamilton Beach Brands, Inc. On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (FIN 48). On January 1, 2006, the Company adopted Emerging Issues Task Force No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry and at December 31, 2006 and during 2008, the Company adopted the liability provisions, and measurement date provisions, respectively, of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NACCO Industries, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2009 expressed an unqualified opinion thereon.
March 10, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of NACCO Industries, Inc.
We have audited NACCO Industries, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The NACCO Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Form 10-K. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, NACCO Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NACCO Industries, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2008, and our report dated March 10, 2009 expressed an unqualified opinion thereon.
March 10, 2009

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2008	2007 (a)	2006 (a)
	(In millions, except per share data)

Revenues	$3,680.3	$3,602.7	$3,349.0
Cost of sales	3,187.0	3,001.5	2,785.8

Gross Profit	493.3	601.2	563.2
Earnings of unconsolidated project mining subsidiaries	39.4	37.7	36.0
Operating Expenses
Selling, general and administrative expenses	475.5	492.3	450.4
Goodwill and other intangible assets impairment charges	435.7	—	—
Restructuring charges	9.1	8.6	0.8
Gain on sale of businesses	—	(1.3)	(4.3)
Gain on sale of assets	(0.3)	—	(21.3)

	920.0	499.6	425.6

Operating Profit (Loss)	(387.3)	139.3	173.6
Other income (expense)
Interest expense	(40.6)	(40.7)	(41.8)
Interest income	7.6	12.0	7.5
Income from other unconsolidated affiliates	4.6	8.1	6.2
Loss on extinguishment of debt	—	—	(17.6)
Unsuccessful merger costs	(0.8)	(1.8)	(5.2)
Other	(2.3)	(2.7)	(1.2)

	(31.5)	(25.1)	(52.1)

Income (Loss) Before Income Taxes, Minority Interest and Extraordinary Gain	(418.8)	114.2	121.5
Income tax provision	18.6	23.9	28.2

Income (Loss) Before Minority Interest and Extraordinary Gain	(437.4)	90.3	93.3
Minority interest income (loss)	(0.2)	0.1	0.7

Income (Loss) Before Extraordinary Gain	(437.6)	90.4	94.0
Extraordinary gain, net of $6.9 tax expense in 2006	—	—	12.8

Net Income (Loss)	$(437.6)	$90.4	$106.8

Comprehensive Income (Loss)	$(517.0)	$124.7	$135.8

Basic Earnings (Loss) per Share:
Income (Loss) Before Extraordinary Gain	$(52.84)	$10.94	$11.41
Extraordinary gain, net-of-tax	—	—	1.56

Net Income (Loss) per Basic Share	$(52.84)	$10.94	$12.97

Diluted Earnings (Loss) per Share:
Income (Loss) Before Extraordinary Gain	$(52.84)	$10.93	$11.40
Extraordinary gain, net-of-tax	—	—	1.56

Net Income (Loss) per Diluted Share	$(52.84)	$10.93	$12.96

See Notes to Consolidated Financial Statements.

(a)	As revised for HBB change from the LIFO to FIFO inventory valuation method.
See Note 2 to the Consolidated Financial Statements for further discussion.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2008	2007 (a)	2006 (a)
	(In millions)

Net Income (Loss)	$(437.6)	$90.4	$106.8

Other comprehensive income (loss)
Foreign currency translation adjustment	(49.4)	28.4	20.4
Reclassification of hedging activities into earnings, net of $1.0 tax expense in 2008, $0.5 tax expense in 2007 and $1.5 tax benefit in 2006	2.2	0.8	(2.3)
Current period cash flow hedging activity, net of $2.2 tax benefit in 2008, $3.9 tax benefit in 2007 and $3.1 tax expense in 2006	(5.6)	(6.1)	4.6
Pension and post-retirement plan adjustment, net of $14.7 tax benefit in 2008, $5.6 tax expense in 2007 and $1.7 tax expense in 2006	(26.6)	11.2	6.3

	(79.4)	34.3	29.0

Comprehensive Income (Loss)	$(517.0)	$124.7	$135.8

See Notes to Consolidated Financial Statements.

(a)	As revised for HBB change from the LIFO to FIFO inventory valuation method.
See Note 2 to the Consolidated Financial Statements for further discussion.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2008	2007 (a)
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$138.3	$281.2
Accounts receivable, net of allowances of $21.9 in 2008 and $17.5 in 2007	419.2	512.5
Inventories	480.2	550.4
Deferred income taxes	38.2	51.5
Prepaid expenses and other	65.3	38.3

Total Current Assets	1,141.2	1,433.9
Property, Plant and Equipment, Net	358.9	374.2
Goodwill	—	441.9
Coal Supply Agreements and Other Intangibles, Net	66.7	71.0
Long-term Deferred Income Taxes	21.3	17.6
Other Non-current Assets	99.8	88.7

Total Assets	$1,687.9	$2,427.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$376.4	$505.0
Revolving credit agreements — not guaranteed by the parent company	6.4	31.9
Current maturities of long-term debt — not guaranteed by the parent company	42.6	35.2
Accrued payroll	34.2	63.8
Accrued warranty	46.3	39.0
Deferred revenue	17.7	18.4
Other current liabilities	151.7	163.0

Total Current Liabilities	675.3	856.3
Long-term Debt — not guaranteed by the parent company	400.5	439.5
Pension and other Post-retirement Obligations	100.9	74.2
Other Long-term Liabilities	154.3	165.9

Total Liabilities	1,331.0	1,535.9
Minority Interest	0.2	—

Stockholders’ Equity
Common stock:
Class A, par value $1 per share, 6,680,652 shares outstanding (2007 - 6,661,102 shares outstanding)	6.7	6.7
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,605,226 shares outstanding (2007 - 1,607,442 shares outstanding)	1.6	1.6
Capital in excess of par value	14.4	14.1
Retained earnings	399.3	854.9
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	17.4	66.8
Deferred loss on cash flow hedging	(9.1)	(5.7)
Pension and post-retirement plan adjustment	(73.6)	(47.0)

	356.7	891.4

Total Liabilities and Stockholders’ Equity	$1,687.9	$2,427.3

See Notes to Consolidated Financial Statements.

(a)	As revised for HBB change from the LIFO to FIFO inventory valuation method.
See Note 2 to the Consolidated Financial Statements for further discussion.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2008	2007 (a)	2006 (a)
	(In millions)
Operating Activities
Net income (loss)	$(437.6)	$90.4	$106.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	60.5	60.8	62.7
Amortization of deferred financing fees	2.0	2.0	2.2
Loss on extinguishment of debt	—	—	17.6
Deferred income taxes	20.3	4.9	9.1
Goodwill and other intangible assets impairment charges	435.7	—	—
Restructuring charges	9.1	8.6	0.8
Minority interest (income) loss	0.2	(0.1)	(0.7)
Extraordinary gain	—	—	(12.8)
Gain on sale of assets	(0.3)	—	(21.3)
Gain on sale of businesses	—	(1.3)	(4.3)
Other	10.9	(6.4)	(8.0)
Working capital changes, excluding the effect of business acquisitions and dispositions:
Accounts receivable	15.1	(112.3)	(17.1)
Inventories	36.5	(43.8)	(7.3)
Other current assets	(4.4)	(4.5)	2.1
Accounts payable	(108.8)	70.2	32.8
Other liabilities	(34.3)	12.9	10.9

Net cash provided by operating activities	4.9	81.4	173.5

Investing Activities
Expenditures for property, plant and equipment	(71.9)	(68.8)	(74.6)
Proceeds from the sale of assets	5.3	2.7	47.8
Proceeds from the sale of businesses	—	5.7	4.0
Acquisition of business	—	—	(14.2)
Other	(4.8)	0.5	1.7

Net cash used for investing activities	(71.4)	(59.9)	(35.3)

Financing Activities
Additions to long-term debt	31.7	147.4	247.8
Reductions of long-term debt	(71.9)	(66.8)	(316.9)
Net additions (reductions) to revolving credit agreements	(25.9)	2.7	(4.1)
Cash dividends paid	(16.9)	(16.4)	(15.7)
Premium on extinguishment of debt	—	—	(12.5)
Financing fees paid	(0.1)	(2.5)	(5.1)
Other	—	—	0.7

Net cash provided by (used for) financing activities	(83.1)	64.4	(105.8)

Effect of exchange rate changes on cash	6.7	(1.4)	(2.2)

Cash and Cash Equivalents
Increase (decrease) for the year	(142.9)	84.5	30.2
Balance at the beginning of the year	281.2	196.7	166.5

Balance at the end of the year	$138.3	$281.2	$196.7

See Notes to Consolidated Financial Statements.

(a)	As revised for HBB change from the LIFO to FIFO inventory valuation method.
See Note 2 to the Consolidated Financial Statements for further discussion.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31
	2008	2007 (a)	2006 (a)
	(In millions, except per share data)
Class A Common Stock
Beginning balance	$6.7	$6.7	$6.6
Shares issued under stock compensation plans	—	—	0.1

	6.7	6.7	6.7

Class B Common Stock	1.6	1.6	1.6

Capital in Excess of Par Value
Beginning balance	14.1	12.5	7.2
Stock-based compensation	—	1.1	4.0
Shares issued under stock compensation plans	0.3	0.5	1.3

	14.4	14.1	12.5

Retained Earnings
Balance as of December 31:
2007	854.9	—	—
2006	—	790.7	—
2005	—	—	729.6
Prior period adjustment for HBB change from LIFO to FIFO	—	—	(2.4)
Cumulative effect of accounting change for SFAS No. 158, net of $0.5 tax benefit	(1.1)	—	—
Cumulative effect of accounting change for FIN No. 48	—	(9.8)	—
Cumulative effect of accounting change for EITF No. 04-6, net of $14.9 tax benefit	—	—	(27.6)

Beginning balance	853.8	780.9	699.6
Net income (loss)	(437.6)	90.4	106.8
Cash dividends on Class A and Class B common stock:
2008: $2.045 per share	(16.9)	—	—
2007: $1.980 per share	—	(16.4)	—
2006: $1.905 per share	—	—	(15.7)

	399.3	854.9	790.7

Accumulated Other Comprehensive Income (Loss)
Beginning balance	14.1	(20.2)	(41.7)
Foreign currency translation adjustment	(49.4)	28.4	20.4
Reclassification of hedging activities into earnings	2.2	0.8	(2.3)
Current period cash flow hedging activity	(5.6)	(6.1)	4.6
Pension and post-retirement plan adjustment	(31.8)	0.4	—
Cumulative effect of accounting change for SFAS No. 158	1.0	—	(7.5)
Reclassification of pension and post-retirement activities into earnings	4.2	10.8	6.3

	(65.3)	14.1	(20.2)

Total Stockholders’ Equity	$356.7	$891.4	$791.3

See Notes to Consolidated Financial Statements.

(a)	As revised for HBB change from the LIFO to FIFO inventory valuation method.
See Note 2 to the Consolidated Financial Statements for further discussion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
NOTE 1—Principles of Consolidation and Nature of Operations
The Consolidated Financial Statements include the accounts of NACCO Industries, Inc. (the parent company or “NACCO”) and its wholly owned subsidiaries (“NACCO Industries, Inc. and Subsidiaries,” or the “Company”). Intercompany accounts and transactions are eliminated in consolidation. Also included is Shanghai Hyster Forklift Ltd., a 70% owned joint venture of NMHG in China. The Company’s subsidiaries operate in the following principal industries: lift trucks, housewares distribution, housewares retail and mining. The Company manages its subsidiaries primarily by industry; however, the Company manages its lift truck operations as two reportable segments: wholesale manufacturing and retail distribution.
NMHG Holding Co. (“NMHG”) designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names. NMHG manages its operations as two reportable segments: wholesale manufacturing (“NMHG Wholesale”) and retail distribution (“NMHG Retail”). NMHG Wholesale includes the manufacture, sale and leasing of lift trucks and related service parts, primarily to independent and wholly owned Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Scotland, The Netherlands, China, Italy, Japan, Mexico, the Philippines and Brazil. NMHG Retail includes the sale, leasing and service of Hyster® and Yale® lift trucks and related service parts by wholly owned retail dealerships. The sale of service parts represents approximately 13% of total NMHG revenues as reported for each of 2008, 2007 and 2006. Hamilton Beach Brands, Inc. (“HBB”) is a leading designer, marketer and distributor of small electric household appliances, as well as commercial products for restaurants, bars and hotels. The Kitchen Collection, Inc. (“KC”) is a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States. The North American Coal Corporation and its affiliated coal companies (collectively, “NACoal”) mine and market lignite coal primarily as fuel for power generation and provide selected value-added mining services for other natural resources companies.
Three of NACoal’s wholly owned subsidiaries, The Coteau Properties Company (“Coteau”), The Falkirk Mining Company and The Sabine Mining Company (collectively, the “project mining subsidiaries”), meet the definition of a variable interest entity pursuant to Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 (revised December 2003), “Consolidation of Variable Interest Entities.” The project mining subsidiaries were developed between 1974 and 1981 and operate lignite coal mines under long-term contracts with various utility customers. The contracts with the project mining subsidiaries’ utility customers allow each mine to sell lignite coal at a price based on actual cost plus an agreed pre-tax profit per ton. The taxes resulting from earnings of the project mining subsidiaries are solely the responsibility of the Company. These entities are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed. The obligations of the project mining subsidiaries are without recourse to NACCO and NACoal. Although NACoal owns 100% of the stock and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities of the project mining subsidiaries or absorb any expected losses without additional support from the utility customers. As a result, NACoal is not the primary beneficiary and therefore does not consolidate these entities. See Note 21 for further discussion.
Investments in Sumitomo-NACCO Materials Handling Company, Ltd. (“SN”), a 50% owned joint venture, and NMHG Financial Services, Inc. (“NFS”), a 20% owned joint venture, are also accounted for by the equity method. SN operates manufacturing facilities in Japan and the Philippines from which NMHG purchases certain components and internal combustion lift trucks. Sumitomo Heavy Industries, Ltd. owns the remaining 50% interest in SN. Each shareholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between NMHG and Sumitomo Heavy Industries, Ltd. prior to a vote of SN’s board of directors. NFS is a joint venture with General Electric Capital Corporation (“GECC”), formed primarily for the purpose of providing financial services to independent Hyster® and Yale® lift truck dealers and National Account customers in the United States. National Account customers are large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. The Company’s percentage share of the net income or loss from its equity investments is reported on the line “Income from other unconsolidated affiliates” in the “Other income (expense)” portion of the Consolidated Statements of Operations.
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
On December 31, 2008, HBB elected to change its method of valuing its inventory to the FIFO method, whereas in all prior years inventory was valued using the LIFO method. The Company and HBB believe that the FIFO method of inventory valuation is preferable because:
(1) the majority of HBB’s competitors are using the FIFO method,
(2) the FIFO method results in the valuation of HBB inventories at more current costs on the consolidated balance sheet, which proves a more meaningful presentation for investors, and
(3) the change conforms to a single method of accounting for all of HBB’s inventories.
Comparative financial statements of prior years have been adjusted to apply the new method retrospectively. The following financial statement line items for fiscal years 2007 and 2006 were affected by the change in accounting principle:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	Year Ended December 31, 2007
	As Previously	HBB LIFO to
	Reported	FIFO Change	As Revised

Revenues	$3,602.7	$—	$3,602.7
Cost of sales	3,003.4	(1.9)	3,001.5

Gross Profit	599.3	1.9	601.2
Earnings of unconsolidated project mining subsidiaries	37.7	—	37.7
Operating Expenses
Selling, general and administrative expenses	492.3	—	492.3
Restructuring charges	8.6	—	8.6
Gain on sale of businesses	(1.3)	—	(1.3)
(Gain) loss on sale of assets	—	—	—

	499.6	—	499.6

Operating Profit	137.4	1.9	139.3
Other income (expense)
Interest expense	(40.7)	—	(40.7)
Interest income	12.0	—	12.0
Income from other unconsolidated affiliates	8.1	—	8.1
Loss on extinguishment of debt	—	—	—
Unsuccessful merger costs	(1.8)	—	(1.8)
Other	(2.7)	—	(2.7)

	(25.1)	—	(25.1)

Income Before Income Taxes, Minority Interest and Extraordinary Gain	112.3	1.9	114.2
Income tax provision	23.1	0.8	23.9

Income Before Minority Interest and Extraordinary Gain	89.2	1.1	90.3
Minority interest income	0.1	—	0.1

Income Before Extraordinary Gain	89.3	1.1	90.4
Extraordinary gain	—	—	—

Net Income	$89.3	$1.1	$90.4

Comprehensive Income	$123.6	$1.1	$124.7

Basic Earnings per Share:
Income Before Extraordinary Gain	$10.81	$0.13	$10.94
Extraordinary gain, net-of-tax	—	—	—

Net Income per Basic Share	$10.81	$0.13	$10.94

Diluted Earnings per Share:
Income Before Extraordinary Gain	$10.80	$0.13	$10.93
Extraordinary gain, net-of-tax	—	—	—

Net Income per Diluted Share	$10.80	$0.13	$10.93

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	Year Ended December 31, 2006
	As Previously	HBB LIFO to
	Reported	FIFO Change	As Revised

Revenues	$3,349.0	$—	$3,349.0
Cost of sales	2,786.8	(1.0)	2,785.8

Gross Profit	562.2	1.0	563.2
Earnings of unconsolidated project mining subsidiaries	36.0	—	36.0
Operating Expenses
Selling, general and administrative expenses	450.4	—	450.4
Restructuring charges	0.8	—	0.8
Gain on sale of businesses	(4.3)	—	(4.3)
Gain on sale of assets	(21.3)	—	(21.3)

	425.6	—	425.6

Operating Profit	172.6	1.0	173.6
Other income (expense)
Interest expense	(41.8)	—	(41.8)
Interest income	7.5	—	7.5
Income from other unconsolidated affiliates	6.2	—	6.2
Loss on extinguishment of debt	(17.6)	—	(17.6)
Unsuccessful merger costs	(5.2)	—	(5.2)
Other	(1.2)	—	(1.2)

	(52.1)	—	(52.1)

Income Before Income Taxes, Minority Interest and Extraordinary Gain	120.5	1.0	121.5
Income tax provision	27.8	0.4	28.2

Income Before Minority Interest and Extraordinary Gain	92.7	0.6	93.3
Minority interest income	0.7	—	0.7

Income Before Extraordinary Gain	93.4	0.6	94.0
Extraordinary gain, net of $6.9 tax expense	12.8	—	12.8

Net Income	$106.2	$0.6	$106.8

Comprehensive Income	$135.2	$0.6	$135.8

Basic Earnings per Share:
Income Before Extraordinary Gain	$11.34	$0.07	$11.41
Extraordinary gain, net-of-tax	1.56	—	1.56

Net Income per Basic Share	$12.90	$0.07	$12.97

Diluted Earnings per Share:
Income Before Extraordinary Gain	$11.33	$0.07	$11.40
Extraordinary gain, net-of-tax	1.56	—	1.56

Net Income per Diluted Share	$12.89	$0.07	$12.96

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	December 31, 2007
	As Previously	HBB LIFO to
	Reported	FIFO Change	As Revised

ASSETS
Current Assets
Cash and cash equivalents	$281.2	$—	$281.2
Accounts receivable, net	512.5	—	512.5
Inventories	551.5	(1.1)	550.4
Deferred income taxes	51.1	0.4	51.5
Prepaid expenses and other	38.3	—	38.3

Total Current Assets	1,434.6	(0.7)	1,433.9
Property, Plant and Equipment, Net	374.2	—	374.2
Goodwill	441.9	—	441.9
Coal Supply Agreements and Other Intangibles, Net	71.0	—	71.0
Long-term Deferred Income Taxes	17.6	—	17.6
Other Non-current Assets	88.7	—	88.7

Total Assets	$2,428.0	$(0.7)	$2,427.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$505.0	$—	$505.0
Revolving credit agreements — not guaranteed by the parent company	31.9	—	31.9
Current maturities of long-term debt — not guaranteed by the parent company	35.2	—	35.2
Accrued payroll	63.8	—	63.8
Accrued warranty	39.0	—	39.0
Deferred revenue	18.4	—	18.4
Other current liabilities	163.0	—	163.0

Total Current Liabilities	856.3	—	856.3
Long-term Debt — not guaranteed by the parent company	439.5	—	439.5
Pension and other Post-retirement Obligations	74.2	—	74.2
Other Long-term Liabilities	165.9	—	165.9

Total Liabilities	1,535.9	—	1,535.9
Minority Interest	—	—	—
Stockholders’ Equity
Common stock:
Class A, par value $1 per share, 6,680,652 shares outstanding (2007 - 6,661,102 shares outstanding)	6.7	—	6.7
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,605,226 shares outstanding (2007 - 1,607,442 shares outstanding)	1.6	—	1.6
Capital in excess of par value	14.1	—	14.1
Retained earnings	855.6	(0.7)	854.9
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	66.8	—	66.8
Deferred loss on cash flow hedging	(5.7)	—	(5.7)
Pension and post-retirement plan adjustment	(47.0)	—	(47.0)

	892.1	(0.7)	891.4

Total Liabilities and Stockholders’ Equity	$2,428.0	$(0.7)	$2,427.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	Year Ended December 31, 2007
	As Previously	HBB LIFO to
	Reported	FIFO Change	As Revised
Operating Activities
Net income	$89.3	$1.1	$90.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	60.8	—	60.8
Amortization of deferred financing fees	2.0	—	2.0
Loss on extinguishment of debt	—	—	—
Deferred income taxes	4.1	0.8	4.9
Restructuring charges	8.6	—	8.6
Minority interest (income) loss	(0.1)	—	(0.1)
Extraordinary gain	—	—	—
Gain on sale of assets	—	—	—
Gain on sale of businesses	(1.3)	—	(1.3)
Other	(6.4)	—	(6.4)
Working capital changes, excluding the effect of business acquisitions and dispositions:
Accounts receivable	(112.3)	—	(112.3)
Inventories	(41.9)	(1.9)	(43.8)
Other current assets	(4.5)	—	(4.5)
Accounts payable	70.2	—	70.2
Other liabilities	12.9	—	12.9

Net cash provided by operating activities	81.4	—	81.4

Investing Activities
Expenditures for property, plant and equipment	(68.8)	—	(68.8)
Proceeds from the sale of assets	2.7	—	2.7
Proceeds from the sale of businesses	5.7	—	5.7
Acquisition of business	—	—	—
Other	0.5	—	0.5

Net cash used for investing activities	(59.9)	—	(59.9)

Financing Activities
Additions to long-term debt	147.4	—	147.4
Reductions of long-term debt	(66.8)	—	(66.8)
Net additions (reductions) to revolving credit agreements	2.7	—	2.7
Cash dividends paid	(16.4)	—	(16.4)
Premium on extinguishment of debt	—	—	—
Financing fees paid	(2.5)	—	(2.5)
Other	—	—	—

Net cash provided by financing activities	64.4	—	64.4

Effect of exchange rate changes on cash	(1.4)	—	(1.4)

Cash and Cash Equivalents
Increase for the year	84.5	—	84.5
Balance at the beginning of the year	196.7	—	196.7

Balance at the end of the year	$281.2	$—	$281.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	Year Ended December 31, 2006
	As Previously	HBB LIFO to
	Reported	FIFO Change	As Revised
Operating Activities
Net income	$106.2	$0.6	$106.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	62.7	—	62.7
Amortization of deferred financing fees	2.2	—	2.2
Loss on extinguishment of debt	17.6	—	17.6
Deferred income taxes	8.7	0.4	9.1
Restructuring charges	0.8	—	0.8
Minority interest (income) loss	(0.7)	—	(0.7)
Extraordinary gain	(12.8)	—	(12.8)
Gain on sale of assets	(21.3)	—	(21.3)
Gain on sale of businesses	(4.3)	—	(4.3)
Other	(8.0)	—	(8.0)
Working capital changes, excluding the effect of business acquisitions and dispositions:
Accounts receivable	(17.1)	—	(17.1)
Inventories	(6.3)	(1.0)	(7.3)
Other current assets	2.1	—	2.1
Accounts payable	32.8	—	32.8
Other liabilities	10.9	—	10.9

Net cash provided by operating activities	173.5	—	173.5

Investing Activities
Expenditures for property, plant and equipment	(74.6)	—	(74.6)
Proceeds from the sale of assets	47.8	—	47.8
Proceeds from the sale of businesses	4.0	—	4.0
Acquisition of business	(14.2)	—	(14.2)
Other	1.7	—	1.7

Net cash used for investing activities	(35.3)	—	(35.3)

Financing Activities
Additions to long-term debt	247.8	—	247.8
Reductions of long-term debt	(316.9)	—	(316.9)
Net additions (reductions) to revolving credit agreements	(4.1)	—	(4.1)
Cash dividends paid	(15.7)	—	(15.7)
Premium on extinguishment of debt	(12.5)	—	(12.5)
Financing fees paid	(5.1)	—	(5.1)
Other	0.7	—	0.7

Net cash used for financing activities	(105.8)	—	(105.8)

Effect of exchange rate changes on cash	(2.2)	—	(2.2)

Cash and Cash Equivalents
Increase for the year	30.2	—	30.2
Balance at the beginning of the year	166.5	—	166.5

Balance at the end of the year	$196.7	$—	$196.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	Year Ended December 31, 2007
	As Previously	HBB LIFO to
	Reported	FIFO Change	As Revised

Class A Common Stock	$6.7	$—	$6.7
Class B Common Stock	1.6	—	1.6
Capital in Excess of Par Value	14.1	—	14.1
Retained Earnings	855.6	(0.7)	854.9
Accumulated Other Comprehensive Income (Loss)	14.1	—	14.1

Total Stockholders’ Equity	$892.1	$(0.7)	$891.4

	Year Ended December 31, 2006
	As Previously	HBB LIFO to
	Reported	FIFO Change	As Revised

Class A Common Stock	$6.7	$—	$6.7
Class B Common Stock	1.6	—	1.6
Capital in Excess of Par Value	12.5	—	12.5
Retained Earnings	792.5	(1.8)	790.7
Accumulated Other Comprehensive Income (Loss)	(20.2)	—	(20.2)

Total Stockholders’ Equity	$793.1	$(1.8)	$791.3

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
Long-Lived Assets: The Company periodically evaluates long-lived assets for impairment when changes in circumstances or the occurrence of certain events indicate the carrying amount of an asset may not be recoverable. Upon identification of indicators of impairment, the Company evaluates the carrying value of the asset by comparing the estimated future undiscounted cash flows generated from the use of the asset and its eventual disposition with the asset’s net carrying value. If the carrying value of an asset is considered impaired, an impairment charge is recorded for the amount that the carrying value of the long-lived asset exceeds its fair value. Fair value is estimated as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company performed an impairment analysis of certain long-lived assets as of December 31, 2008. Based on the Company’s analysis, all remaining long-lived assets with finite lives were not impaired as of December 31, 2008.
Goodwill: Goodwill represents the excess purchase price paid over the fair value of the net assets acquired. The Company evaluates the carrying value of goodwill for impairment annually as of May 1st and between annual evaluations if changes in circumstances or the occurrence of certain events indicate potential impairment. When evaluating whether goodwill is impaired, the Company compares the value, as determined under SFAS No. 142, of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount. Impairment exists when the carrying amount of goodwill exceeds its value, as determined under SFAS No. 142. The Company estimates the value, as determined under SFAS No. 142, of the reporting unit using a model developed by the Company which incorporates estimates of future cash flows, allocations of certain assets and cash flows among reporting units future growth rates and the applicable cost of capital used to discount those estimated cash flows.
During the fourth quarter of 2008, the Company’s stock price and operating results significantly declined when compared with previous periods and the Company’s market value of equity was below the book value of tangible assets and the book value of equity. The decline in stock price, among other items, were indicators of impairment and therefore, the Company performed an interim goodwill impairment test as of December 31, 2008. The Company reduced its forecasted future cash flows based on the current deterioration and future uncertainty of global economic conditions for this interim test. The changes were based on significantly reduced 2008 operating results and a high level of uncertainty regarding the timing of the recovery of the economy. In addition to the impairment testing requirements of SFAS No. 142, the Company was required to perform a reconciliation of its market value of equity to the implied aggregated value of equity of its reporting units. This reconciliation required a cost of capital assumption well above normal market levels and, therefore, the second step of goodwill analysis under SFAS No. 142 was required. The Company’s analysis indicated that the current value of goodwill at each of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
its reporting units was impaired as of December 31, 2008. Accordingly, the Company recognized an impairment charge of $434.4 million for goodwill in the fourth quarter of 2008.
Coal Supply Agreements and Other Intangibles, Net: The coal supply agreements represent long-term supply agreements with customers and are recorded based on the fair value at the date of acquisition. These intangible assets are being amortized based on units of production over the lives of the applicable coal supply agreements, which are from ten to 30 years. The Company’s other intangible assets consist primarily of customer relationship intangibles. The Company reviews identified intangible assets for impairment whenever changes in circumstances or the occurrence of certain events indicate potential impairment. The Company performed an impairment analysis of its other intangible assets that indicated the value, as determined under SFAS No. 142, of certain intangible assets was below book value and was impaired as of December 31, 2008. Accordingly, the Company recorded an impairment charge of $1.3 million for other intangible assets at NMHG and KC during the fourth quarter of 2008.
Restructuring Reserves: Restructuring reserves reflect estimates related to employee-related costs, lease termination costs and other exit costs. Lease termination costs include remaining payments due under existing lease agreements after the cease-use date, less estimated sublease income and any lease cancellation fees. Other costs include costs to move equipment and costs incurred to close a facility. Actual costs could differ from management estimates, resulting in additional expense or the reversal of previously recorded expenses.
Self-insurance Liabilities: The Company is generally self-insured for product liability, environmental liability, medical, certain workers’ compensation claims and certain closed mine liabilities. For product liability, catastrophic coverage is retained for potentially significant individual claims. An estimated provision for claims reported and for claims incurred but not yet reported under the self-insurance programs is recorded and revised periodically based on industry trends, historical experience and management judgment. In addition, industry trends are considered within management’s judgment for valuing claims. Changes in assumptions for such matters as legal judgments and settlements, inflation rates, medical costs and actual experience could cause estimates to change in the near term.
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
The Company also records estimated reductions to revenues for customer programs and incentive offerings, including special pricing agreements, price competition, promotions and other volume-based incentives. At NMHG, lift truck sales revenue is recorded net of projected discounts. The estimated discount amount is based upon historical trends for each lift truck model. In addition to standard discounts, dealers can also request additional discounts that allow them to offer price concessions to customers. From time to time, NMHG offers special incentives to increase retail share or dealer stock and offers certain customers volume rebates if a specified cumulative level of purchases is obtained. At HBB, net sales represent gross sales less negotiated price allowances based primarily on volume purchasing levels, estimated returns and allowances for defective products. At KC, retail markdowns are incorporated into KC’s retail method of accounting for cost of sales. Additionally, the Company provides for the estimated cost of product warranties at the time revenues are recognized.
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
Advertising Costs: Advertising costs, except for direct response advertising, are expensed as incurred. Total advertising expense was $23.8 million, $25.7 million and $25.3 million in 2008, 2007 and 2006, respectively. Included in these advertising costs are amounts related to cooperative advertising programs at HBB that are recorded as a reduction of sales in the Consolidated Statements of Operations as related revenues are recognized, as required by EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Direct response advertising, which consists primarily of costs to produce television commercials for HBB products, is capitalized and amortized over the expected period of future benefits. No assets related to direct response advertising were capitalized at December 31, 2008 or 2007.
Product Development Costs: Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to $62.5 million, $62.6 million and $59.8 million in 2008, 2007 and 2006, respectively.

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
Stock Compensation: The Company maintains long-term incentive programs at all of its subsidiaries. The parent company has a stock compensation plan for a limited number of executives that allows the grant of shares of Class A common stock, subject to restrictions, as a means of retaining and rewarding them for long-term performance and to increase ownership in the Company. Shares awarded under the plan are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. The restriction period ends at the earliest of (i) five years after the participant’s retirement date, (ii) ten years from the award date, or (iii) the participant’s death or permanent disability. Pursuant to this plan, the Company issued 12,082 and 27,810 shares related to the years ended December 31, 2007 and 2006, respectively. Compensation expense related to these share awards was $1.2 million ($0.8 million net of tax) and $3.8 million ($2.5 million net of tax) for the years ended December 31, 2007 and 2006, respectively. Compensation expense represents fair value based on the market price of the shares. No shares were issued related to the year ended December 31, 2008.
The Company also has a stock compensation plan for non-employee directors of the Company under which $30,000 of the non-employee directors’ annual retainer of $55,000 is paid in restricted shares of Class A common stock. Shares awarded under the plan are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. The restriction period ends at the earliest of (i) ten years from the award date, (ii) the date of the director’s death or permanent disability, (iii) five years (or earlier with the approval of the Board of Directors) after the director’s date of retirement from the Board of Directors, or (iv) the date of the participant’s retirement from the Board of Directors and the director has reached 70 years of age. Pursuant to this plan, the Company issued 3,618, 2,115 and 2,206 shares related to the years ended December 31, 2008, 2007 and 2006, respectively. In addition to the mandatory $30,000 retainer fee received in restricted stock, directors may elect to receive shares of Class A common stock in lieu of cash for up to 100% of the balance of their annual retainer, meeting attendance fees, committee retainer and any committee chairman’s fees. These voluntary shares are not subject to any restrictions. Total shares issued under voluntary elections were 1,067, 623 and 703 in 2008, 2007 and 2006, respectively. Compensation expense related to these awards was $0.3 million ($0.2 million net of tax) for each of the years ended December 31, 2008, 2007 and 2006. Compensation expense represents fair value based on the market price of the shares at the grant date.
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
The Company uses interest rate swap agreements to partially reduce risks related to floating rate financing agreements that are subject to changes in the market rate of interest. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. The Company’s interest rate swap agreements and its variable rate financings are predominately based upon the three-month and six-month LIBOR (London Interbank Offered Rate). Changes in the fair value of interest rate swap agreements that are effective as hedges are recorded in OCI. Deferred gains or losses are reclassified from OCI to the Consolidated Statement of Operations in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in interest expense. The ineffective portion of derivatives that are classified as hedges is immediately recognized in earnings and included on the line “Other” in the “Other income (expense)” section of the Consolidated Statements of Operations.

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
The Company periodically enters into foreign currency exchange contracts that do not meet the criteria for hedge accounting in accordance with SFAS No. 133. These derivatives are used to reduce the Company’s exposure to foreign currency risk related to forecasted purchase or sales transactions or forecasted intercompany cash payments or settlements. Gains and losses on these derivatives are included on the line “Other” in the “Other income (expense)” section of the Consolidated Statements of Operations.
Cash flows from hedging activities are reported in the Consolidated Statements of Cash Flows in the same classification as the hedged item, generally as a component of cash flows from operations.
See Note 12 for further discussion of derivative financial instruments.
Recently Issued Accounting Standards
Accounting Standards adopted in 2008:
SFAS No. 157: In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 apply under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years for financial assets and liabilities, and for fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material effect on the Company’s financial position or results of operations. See Note 12 for additional disclosures required by SFAS No. 157.
SFAS No. 158: In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an entity to recognize the funded status of a defined benefit postretirement plan in its statement of financial position measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation would be the projected benefit obligation; for any other postretirement benefit plan, the benefit obligation would be the accumulated postretirement benefit obligation. The pronouncement also requires entities to recognize the actuarial gains and losses and the prior service costs and credits that arise during the period but are not recognized as components of net periodic benefit cost as a component of OCI and measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position. The pronouncement also requires disclosure of additional information in the notes to financial statements about certain effects of net periodic benefit cost in the subsequent fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits. As of December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. During 2008, the Company changed the measurement date of its postretirement benefit plans from September 30 to December 31, the date of its statement of financial position. As a result, an adjustment of three-fifteenths of the net periodic benefit cost determined for the period from September 30, 2007 to December 31, 2008 was recorded to opening retained earnings on January 1, 2008. The remaining twelve-fifteenths have been recognized as net periodic benefit cost during 2008.
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
SFAS No. 161: In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 modifies existing requirements to include qualitative disclosures regarding the objectives and strategies for using derivatives, fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The pronouncement also requires the cross-referencing of derivative disclosures within the financial statements and notes thereto. The requirements of SFAS No. 161 are effective for interim and annual periods beginning after November 15, 2008. The Company adopted SFAS No. 161 as of December 31, 2008 and has included the additional disclosures in Note 12.
SFAS No. 162: In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
be used in the preparation of financial statements that are prepared in conformity with U.S. generally accepted accounting principles. The pronouncement orders the sources of accounting principles into four categories and specifies that an entity shall follow the accounting treatment specified by the accounting principle from the source in the highest category. SFAS No. 162 also specifies that if the accounting treatment for a transaction or event is not specified by an accounting principle in one of the four categories, an entity shall first consider accounting principles for similar transactions or events within the four categories. An entity shall not follow the accounting treatment specified in accounting principles for similar transactions or events in cases in which those accounting principles either prohibit the application of the accounting treatment to the particular transaction or event or indicate that the accounting treatment should not be applied by analogy. Any effect of applying the provisions of SFAS No. 162 shall be reported as a change in accounting principle in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 162 was effective November 15, 2008. The adoption of SFAS No. 162 did not have a material effect on the Company’s financial position or results of operations.
FSP No. FIN 39-1: In April 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 39-1, “Amendment of FASB Interpretation No. 39.” The Company adopted the provisions of FSP No. FIN 39-1 on January 1, 2008. In accordance with FSP No. FIN 39-1, the Company offsets fair value amounts (or amounts that approximate fair value) recognized in the Consolidated Balance Sheets related to foreign currency exchange contracts executed with the same counterparty. Prior to the adoption of FSP No. FIN 39-1, the Company offset the fair value amounts recognized for foreign currency exchange contracts executed with the same counterparty in accordance with FASB Interpretation (“FIN”) No. 39, “Offsetting of Amounts Related to Certain Contracts.”
FSP FAS 140-4 and FIN 46(R)-8: In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Entities.” This FSP amends both SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and FIN No. 46(R), “Consolidation of Variable Interest Entities.” This FSP requires additional disclosures by public companies about transfers of financial assets and interests in variable interest entities. The FSP is effective for reporting periods that end after December 15, 2008. The Company adopted the FSP as of December 31, 2008 and has included additional disclosures in Notes 2, 14 and 21.
Accounting Standards adopted in 2007:
SFAS No. 155: In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 was effective for all financial instruments acquired or issued after the beginning of the first fiscal year that began after September 15, 2006. SFAS No. 155 did not have a material impact on the Company’s financial position or results of operations upon adoption.
SFAS No. 156: In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 was effective for transactions entered into after the beginning of the first fiscal year that began after September 15, 2006. SFAS No. 156 did not have a material impact on the Company’s financial position or results of operations upon adoption.
FIN No. 48: In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The pronouncement prescribes a recognition threshold and measurement attributable to financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The pronouncement also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition of uncertain taxes. FIN No. 48 was effective for fiscal years beginning after December 15, 2006. As a result of the adoption of FIN No. 48 on January 1,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
2007, the Company recognized a cumulative effect of accounting change of $9.8 million, which decreased beginning retained earnings in the accompanying Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2007 and increased “Self-insurance and Other Liabilities” in the accompanying Consolidated Balance Sheet as of December 31, 2007.
Accounting Standards Not Yet Adopted:
SFAS No. 141R: In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R modifies the accounting for business combinations by requiring that acquired assets and assumed liabilities be recorded at fair value, contingent consideration arrangements be recorded at fair value on the date of the acquisition and preacquisition contingencies will generally be accounted for in purchase accounting at fair value. The pronouncement also requires that transaction costs be expensed as incurred, acquired research and development be capitalized as an indefinite-lived intangible asset and the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” be met at the acquisition date in order to accrue for a restructuring plan in purchase accounting. SFAS No. 141R is required to be adopted prospectively effective for fiscal years beginning on or after December 15, 2008.
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
NOTE 3—Restructuring and Related Programs
NMHG 2008 Program
During 2008, based on the decline in economic conditions that are expected to continue in 2009, NMHG’s management reduced its number of employees worldwide. As a result, NMHG recognized a charge of approximately $6.3 million in 2008 related to severance, which is classified in the Consolidated Statement of Operations on the line “Restructuring charges.” Severance payments of $1.3 million were made during 2008. Payments related to these reductions in force are expected to continue through the first half of 2009. No further charges are expected.
NMHG 2007 Programs
During 2007, NMHG’s Board of Directors approved a plan to phase out production of current products at its facility in Irvine, Scotland by early 2009, change the product mix at its Craigavon, Northern Ireland facility and increase production at its Berea, Kentucky and Sulligent, Alabama plants in the United States and at its Ramos Arizpe facility in Mexico. As a result, NMHG Wholesale recognized a charge of approximately $5.5 million in 2007, which is classified in the Consolidated Statement of Operations on the line “Restructuring charges.” Of this amount, $5.2 million related to severance and $0.3 million related to other costs of the restructuring. During 2008, NMHG recognized an additional charge of $3.2 million, which is classified in the Consolidated Statement of Operations on the line “Restructuring charges.” Of this amount, $2.2 million related to severance and $1.0 million related to other costs of the restructuring. In addition, $0.4 million of the amount previously accrued was reversed in 2008, as a result of a reduction in the estimate of employees eligible to receive severance payments. Payments of $1.0 million were made for other costs related to the restructuring and $0.1 million for severance during 2008. Payments of $0.3 million were made for other costs related to the restructuring during 2007. Payments related to this restructuring plan are expected to be made through early 2009. No further charges related to this plan are expected.
Also during 2007, NMHG Wholesale’s management approved a plan for The Netherlands manufacturing facility to outsource its welding and painting operations to a lower cost country. As a result, NMHG Wholesale recognized a charge of approximately $2.5 million in 2007, which is classified in the Consolidated Statement of Operations on the line “Restructuring charges.” This amount included a cash charge of $1.1 million related to severance and $1.4 million related to a non-cash asset impairment charge for equipment, which was determined based on current estimated market values for similar assets compared with the net book value of these assets. Severance payments of $0.1 million were made to six employees during 2008. Severance payments of $1.0 million were made to 25 employees during 2007. No further charges or payments related to this restructuring plan are expected.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Following is the detail of the cash and non-cash charges related to the NMHG programs:

	Total charges
	expected to be	Charges incurred in	Charges incurred in
	incurred	2007	2008
Cash charges
Severance	$14.4	$6.3	$8.1
Other	1.3	0.3	1.0

	15.7	6.6	9.1

Non-cash charges
Asset impairment	1.4	1.4	—

Total charges	$17.1	$8.0	$9.1

Following is an analysis of the activity related to the NMHG liability:

	Severance	Other	Total

Balance at January 1, 2007	$—	$—	$—
Provision	6.3	0.3	6.6
Payments	(1.0)	(0.3)	(1.3)

Balance at December 31, 2007	5.3	—	5.3

Provision	8.5	1.0	9.5
Reversal	(0.4)	—	(0.4)
Payments	(1.5)	(1.0)	(2.5)
Foreign currency effect	(1.9)	—	(1.9)

Balance at December 31, 2008	$10.0	$—	$10.0

NMHG 2002 Program
As announced in December 2002, NMHG Wholesale phased out its Lenoir, North Carolina lift truck component facility and restructured other manufacturing and administrative operations, primarily its Irvine, Scotland lift truck assembly and component facility. As such, NMHG Wholesale recognized a restructuring charge of approximately $12.5 million during 2002. Of this amount, $3.8 million related to a non-cash asset impairment charge for a building, machinery and tooling, which was determined based on current market values for similar assets and broker quotes compared with the net book value of these assets, and $8.7 million related to severance and other employee benefits to be paid to approximately 615 manufacturing and administrative employees. Severance payments of $1.2 million were made to 69 employees during 2006. No further payments are expected under this program. In addition, $0.8 million of the amount accrued at December 31, 2002 was reversed in 2006, as a result of a reduction in the estimate of employees eligible to receive severance payments as well as a reduction in the average amount to be paid to each employee. Approximately $4.3 million of restructuring related costs, which were primarily related to manufacturing inefficiencies and were not eligible for accrual as of December 31, 2002, were expensed in 2006 and are not shown in the table below. Of the $4.3 million additional costs incurred in 2006, $4.1 million is classified as “Cost of sales” and $0.2 million is classified as “Selling, general and administrative expenses” in the Consolidated Statements of Operations for the year ended December 31, 2006.
HBB 2006 Program
During 2006, HBB’s management approved a plan for the Saltillo, Mexico facility to phase out production of blenders and coffeemakers for the Mexican and Latin American markets. Sourcing of blenders and coffeemakers for the Mexican and Latin American markets was shifted to third-party suppliers. As such, HBB recognized a charge of approximately $1.5 million in 2006, which is classified in the Consolidated Statement of Operations on the line “Restructuring charges.” Of this amount, $1.1 million was related to severance and $0.3 million was related to lease termination costs for machinery and equipment no longer in use. Also included in the restructuring charge is a $0.1 million non-cash asset impairment charge for equipment and tooling, which was determined based on current estimated market values for similar assets compared with the net book value of these assets. During 2007, HBB recognized an additional charge of approximately $0.9 million related to the lease impairment of the building and equipment no longer in use and $0.1 million for other costs related to the restructuring. Severance payments of $1.1 million were made to 129 employees during 2007. Lease payments of $1.1 million and payments of $0.1 million for other costs were also made during 2007. Lease payments of $0.1 million were made during 2008. No further charges or payments related to this restructuring plan are expected.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
HBB 2005 Program
During 2005, HBB’s management approved a plan for the Saltillo, Mexico facility to phase out production of blenders for the U.S. and Canadian markets and only produce blenders for the Mexican and Latin American markets. Blenders for the U.S. and Canadian markets are now sourced from third-party Chinese manufacturers. As such, HBB recognized a charge of approximately $3.8 million in 2005. Of this amount, $2.3 million related to severance, $1.0 million related to lease termination costs for machinery and equipment no longer in use and $0.1 million related to other costs. Also included in the restructuring charge was a $0.2 million non-cash asset impairment charge for equipment and tooling, which was determined based on current estimated market values for similar assets compared with the net book value of these assets and $0.2 million, related to the non-cash write-down of excess inventory. During 2006, HBB recognized a charge of approximately $0.2 million for other costs related to the restructuring. Severance payments of $0.4 million were made to 85 employees during 2007. Also, $0.1 million of the accrual related to lease termination costs for machinery and equipment no longer in use was reversed due to receiving higher than estimated proceeds for the sale of machinery and equipment during 2007. No further charges or payments related to this restructuring plan are expected.
HBB 2004 Program
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
Following is the detail of the cash and non-cash charges related to the HBB programs:

		Charges
		incurred
		through	Charges	Charges
		December 31,	incurred in	incurred in
	Total charges	2005	2006	2007
Cash charges
Severance	$5.3	$4.6	$1.0	$(0.3)
Lease impairment	6.0	4.9	0.3	0.8
Other	0.5	0.2	0.2	0.1

	11.8	9.7	1.5	0.6

Non-cash charges
Asset impairment	3.3	3.2	0.1	—
Excess inventory	0.5	0.6	—	(0.1)

	3.8	3.8	0.1	(0.1)

Total charges	$15.6	$13.5	$1.6	$0.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Following is an analysis of the activity related to the HBB liability

		Lease
	Severance	Impairment	Other	Total

HBB
Balance at January 1, 2007	$2.2	$0.4	$—	$2.6
Provision	—	0.9	0.1	1.0
Reversal	(0.3)	(0.1)	—	(0.4)
Payments	(1.9)	(1.1)	(0.1)	(3.1)

Balance at December 31, 2007	—	0.1	—	0.1

Payments	—	(0.1)	—	(0.1)

Balance at December 31, 2008	$—	$—	$—	$—

NOTE 4—Acquisitions
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
NOTE 5—Extraordinary Gain
The extraordinary gain recognized in 2006 relates to changes in the estimated obligation to the United Mine Workers of America Combined Benefit Fund (the “Fund”). The obligation to the Fund was initially recognized by the Bellaire Corporation, a wholly owned non-operating subsidiary of the Company (“Bellaire”), as an extraordinary charge in 1992 to accrue for the estimated costs associated with the Coal Industry Retiree Health Benefit Act of 1992 (the “Coal Act”). Revisions to this liability are recognized in the Consolidated Statements of Operations as an extraordinary item pursuant to the requirement of EITF No. 92-13, “Accounting for Estimated Payments in Connection with the Coal Industry Retiree Health Benefit Act of 1992.”
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
NOTE 6—Other Transactions
NMHG: During 2007 and 2006, as part of its periodic review of product liability estimates, NMHG reduced its product liability accrual by $5.5 million and $10.7 million, respectively. These changes in estimate are based upon historical trends identifying recent favorable claim settlement experience that indicated both the frequency and severity of claim estimates should be reduced. The reduction in the product liability accrual is primarily the result of a reduction in the estimate of the number of claims that have been incurred but not reported and the estimated average cost per claim. These adjustments are not necessarily indicative of trends or adjustments that may be required in the future to adjust the product liability accrual. These adjustments, reflected in the accompanying Consolidated Statements of Operations in “Selling, general and administrative expenses,” improved net income by $3.4 million, or $0.41 per diluted share, in 2007, and $6.5 million, or $0.79 per diluted share, in 2006.
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
NACCO and Other: On April 26, 2007, the Company announced that its Board of Directors approved a plan to spin off Hamilton Beach, Inc. (“Hamilton Beach”), the parent of HBB, to NACCO stockholders. On August 27, 2007, the Company announced that, in light of volatility and uncertainty in the capital markets, its Board of Directors had decided not to pursue the previously announced tax-free spin-off of Hamilton Beach to NACCO stockholders. During 2007, NACCO and Other incurred $1.4 million and HBB incurred $0.9 million of expenses for professional fees related to this transaction, which have been included in “Selling, general and administrative expenses.”
On July 24, 2006, the Company and Applica Incorporated (“Applica”) announced that NACCO, Hamilton Beach and Applica entered into definitive agreements whereby NACCO would spin off Hamilton Beach to NACCO’s stockholders and, immediately after the spin-off, Applica would merge with and into Hamilton Beach.
On October 19, 2006, the Company received a notice from Applica in which Applica claimed to exercise its right to terminate its merger agreement with NACCO and Hamilton Beach. The notice also claimed that Applica’s Board of Directors authorized Applica to enter into a written agreement with an Applica shareholder that provided a cash offer to purchase shares of Applica common stock. Under the terms of the NACCO merger agreement, NACCO was entitled to a $6.0 million termination fee from Applica if the merger agreement was terminated under certain circumstances. NACCO received the $6.0 million termination fee during the fourth quarter of 2006 which was used to offset costs incurred to date in connection with the transaction. NACCO has reserved all of its rights in relation to this matter, including, without limitation, demanding additional damages for willful breach of the merger agreement.
On November 13, 2006, the Company announced it had initiated litigation in the Delaware Chancery Court against Applica and individuals and entities affiliated with Applica’s shareholder, Harbinger Capital Partners Master Fund I, Ltd. (“Harbinger”). The complaint alleges a number of contract and tort claims against the defendants. In its claims, the Company seeks monetary damages and any appropriate equitable relief.
On December 15, 2006, the Company announced that it had commenced a cash tender offer, which was subsequently amended, to purchase all of the outstanding shares of common stock of Applica and proposed to amend the original merger agreement. The amended tender offer was terminated on January 23, 2007. Harbinger acquired the remaining outstanding shares of Applica on January 23, 2007.
The Company incurred unsuccessful merger costs related to the Applica transaction of $0.8 million, $1.8 million and $11.2 million in 2008, 2007 and 2006, respectively. The amount for 2006 does not include the $6.0 million termination fee tendered by Applica. Expenses recorded net of the termination fee in 2006 totaled $4.5 million for NACCO and Other and $0.7 million for HBB. The unsuccessful merger costs related to the Applica transaction have been recorded in “Other income (expense)” in the Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
NOTE 7—Inventories
Inventories are summarized as follows:

	December 31
	2008	2007 (a)
Manufactured inventories:
Finished goods and service parts —
NMHG Wholesale	$177.9	$180.8
Raw materials and work in process —
NMHG Wholesale	196.4	246.5

Total manufactured inventories	374.3	427.3

Sourced inventories:
HBB	70.4	81.5

Retail inventories:
NMHG Retail	24.7	25.5
KC	50.4	48.3

Total retail inventories	75.1	73.8

Total inventories at FIFO	519.8	582.6

Coal — NACoal	11.8	12.3
Mining supplies — NACoal	11.6	11.9

Total inventories at weighted average	23.4	24.2

NMHG LIFO reserve	(63.0)	(56.4)

	$480.2	$550.4

(a)	As revised for HBB change from the LIFO to FIFO inventory valuation method. See Note 2 to the Consolidated Financial Statements for further discussion.
The cost of certain manufactured and retail inventories at NMHG, including service parts, has been determined using the LIFO method. At December 31, 2008 and 2007, 38% and 40%, respectively, of total inventories were determined using the LIFO method. During 2008, reductions in LIFO inventories at NMHG resulted in liquidations of LIFO inventory layers carried at lower costs compared with current year purchases. The income statement effect of such liquidations on “Cost of sales” was $6.7 million during 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
NOTE 8—Property, Plant and Equipment, Net
Property, plant and equipment, net includes the following:

	December 31
	2008	2007
Coal lands and real estate:
NMHG Wholesale	$18.3	$19.9
HBB	0.2	0.2
NACoal	36.6	35.9

	55.1	56.0

Plant and equipment:
NMHG Wholesale	509.8	536.2
NMHG Retail	16.5	22.2
HBB	44.7	49.8
KC	24.7	18.8
NACoal	148.5	158.0
NACCO and Other	10.8	5.8

	755.0	790.8

Property, plant and equipment, at cost	810.1	846.8
Less allowances for depreciation, depletion and amortization	451.2	472.6

	$358.9	$374.2

Total depreciation, depletion and amortization expense on property, plant and equipment was $57.6 million, $57.6 million and $59.5 million during 2008, 2007 and 2006, respectively.
Proven and probable coal reserves, excluding the unconsolidated project mining subsidiaries, approximated 1.2 billion tons (unaudited) at December 31, 2008 and 2007. These tons are reported on an as received by the customer basis and are the equivalent of “demonstrated reserves” under the coal resource classification system of the U.S. Geological Survey. Generally, these reserves would be commercially mineable at year-end prices and cost levels, using current technology and mining practices.
NOTE 9—Goodwill and Intangible Assets
During the fourth quarter of 2008, the Company’s stock price and operating results significantly declined when compared with previous periods and the Company’s market value of equity was below the book value of tangible assets and the book value of equity. The decline in stock price, among other items, were indicators of impairment and therefore, the Company performed an interim goodwill impairment test as of December 31, 2008. The Company reduced its forecasted future cash flows based on the current deterioration and future uncertainty of global economic conditions for this interim test. The changes were based on significantly reduced 2008 operating results and a high level of uncertainty regarding the timing of the recovery of the economy. In addition to the impairment testing requirements of SFAS No. 142, the Company was required to perform a reconciliation of its market value of equity to the implied aggregated value of equity of its reporting units. This reconciliation required a cost of capital assumption well above normal market levels and, therefore, the second step of goodwill analysis under SFAS No. 142 was required. The Company’s analysis indicated that the current value of goodwill at each of its reporting units was impaired as of December 31, 2008. Accordingly, the Company recognized an impairment charge of $434.4 million for goodwill in the fourth quarter of 2008. In addition, the Company performed an impairment analysis of its tangible and other intangible assets that also indicated the value, as determined under SFAS No. 142, of certain intangible assets was below book value and impaired as of December 31, 2008. Accordingly, the Company recorded an impairment charge of $1.3 million for other intangible assets at NMHG and KC during the fourth quarter of 2008. Based on the Company’s analysis, all remaining long-lived assets with finite lives were not impaired as of December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Intangible assets other than goodwill, which are subject to amortization, consist of the following:

	Gross Carrying	Accumulated	Net
	Amount	Amortization	Balance
Balance at December 31, 2008
Coal supply agreements	$85.8	$(19.9)	$65.9
Other intangibles	1.0	(0.2)	0.8

	$86.8	$(20.1)	$66.7

Balance at December 31, 2007
Coal supply agreements	$85.8	$(17.4)	$68.4
Other intangibles	5.0	(2.4)	2.6

	$90.8	$(19.8)	$71.0

Amortization expense for intangible assets was $2.9 million, $3.2 million and $3.2 million in 2008, 2007 and 2006, respectively. Expected annual amortization expense of other intangible assets for the next five years is as follows: $2.9 million in 2009, $3.0 million in 2010, $2.9 million in 2011, $2.9 million in 2012 and $3.0 million in 2013. The weighted-average amortization period for the coal supply agreements and for other intangible assets is 30 years.
Following is a summary of goodwill by segment at December 31, 2008 and 2007:

	Carrying Amount of Goodwill
	NMHG			NACCO
	Wholesale	HBB	KC	Consolidated
Balance at January 1, 2007	$354.1	$80.7	$3.0	$437.8
Foreign currency translation	4.1	—	—	4.1

Balance at December 31, 2007	358.2	80.7	3.0	441.9
Impairment charge	(350.7)	(80.7)	(3.0)	(434.4)
Foreign currency translation	(7.5)	—	—	(7.5)

Balance at December 31, 2008	$—	$—	$—	$—

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
NACoal’s asset retirement obligations are principally for costs to dismantle certain mining equipment as well as for costs to close its surface mines and reclaim the land it has disturbed as a result of its normal mining activities. The Company determined the amounts of these obligations based on estimates adjusted for inflation, projected to the estimated closure dates, and then discounted using a credit-adjusted risk-free interest rate. The accretion of the liability is being recognized over the estimated life of each individual asset retirement obligation and is recorded in the line “Cost of sales” in the accompanying Consolidated Statements of Operations. The associated asset established in connection with the implementation of SFAS No. 143 is recorded in “Property, Plant and Equipment, net” in the accompanying Consolidated Balance Sheets.
Bellaire is a non-operating subsidiary of the Company with legacy liabilities relating to closed mining operations, primarily former Eastern U.S. underground coal mining operations. These legacy liabilities include obligations for water treatment and other environmental remediation that arose as part of the normal course of closing these underground mining operations. The Company determined the amounts of these obligations based on estimates adjusted for inflation and then discounted using a credit-adjusted risk-free interest rate. The accretion of the liability is recognized over the estimated life of the asset retirement obligation and is recorded in the line “Other” in the accompanying Consolidated Statements of Operations. Since Bellaire’s properties are no longer active operations, no associated asset was capitalized as a result of the adoption of SFAS No. 143.
There are currently no assets legally restricted for purposes of settling the asset retirement obligations. The asset retirement obligations will be funded out of general corporate funds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
A reconciliation of the beginning and ending aggregate carrying amount of the asset retirement obligations are as follows:

			NACCO
	NACoal	Bellaire	Consolidated
Balance at January 1, 2007	$5.8	$11.9	$17.7
Liabilities settled during the period	—	(0.5)	(0.5)
Accretion expense	0.6	0.9	1.5
Revision of estimated cash flows	—	(0.1)	(0.1)

Balance at December 31, 2007	6.4	12.2	18.6
Liabilities settled during the period	—	(0.6)	(0.6)
Accretion expense	0.6	0.9	1.5
Revision of estimated cash flows	—	0.9	0.9

Balance at December 31, 2008	$7.0	$13.4	$20.4

NOTE 11—Current and Long-Term Financing
Financing arrangements are obtained and maintained at the subsidiary level. NACCO has not guaranteed any borrowings of its subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
The following table summarizes the Company’s available and outstanding borrowings:

	December 31
	2008	2007
Total outstanding borrowings:
Revolving credit agreements:
NMHG	$6.4	$16.0
HBB	—	30.9
KC	—	0.1
NACoal	—	—

	6.4	47.0

Capital lease obligations and other term loans:
NMHG	249.6	247.0
HBB	119.6	124.3
NACoal	39.0	43.3
NACCO and Other	2.8	—

	411.0	414.6

Private Placement Notes — NACoal	32.1	45.0

Total debt outstanding	$449.5	$506.6

Current portion of borrowings outstanding:
NMHG	$26.3	$29.4
HBB	3.3	20.7
NACoal	16.6	17.0
NACCO and Other	2.8	—

	$49.0	$67.1

Long-term portion of borrowings outstanding:
NMHG	$229.7	$233.6
HBB	116.3	134.5
KC	—	0.1
NACoal	54.5	71.3

	$400.5	$439.5

Total available borrowings, net of limitations, under revolving credit agreements:
NMHG	$166.7	$151.2
HBB	78.0	100.6
KC	20.0	40.0
NACoal	75.0	75.0

	$339.7	$366.8

Unused revolving credit agreements:
NMHG	$160.3	$135.2
HBB	78.0	69.7
KC	20.0	39.9
NACoal	75.0	75.0

	$333.3	$319.8

Weighted average stated interest rate on total borrowings:
NMHG	4.2%	7.1%
HBB	4.8%	7.2%
KC	3.3%	7.1%
NACoal	4.5%	5.9%
Weighted average effective interest rate on total borrowings (including interest rate swap agreements):
NMHG	6.3%	7.1%
HBB	6.6%	7.5%
KC	3.3%	7.1%
NACoal	5.1%	5.8%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Annual maturities of total debt, excluding capital leases, are as follows:

2009	$44.8
2010	27.5
2011	11.5
2012	169.0
2013	172.3
thereafter	13.7

$438.8

Interest paid on total debt was $41.9 million, $42.2 million and $44.2 million during 2008, 2007 and 2006, respectively. Interest capitalized was $0.1 million and $0.8 million in 2008 and 2007, respectively. No interest was capitalized in 2006.
NMHG: NMHG’s primary financing is provided by a $175.0 million secured floating-rate revolving credit facility (the “NMHG Facility”) and a term loan facility (the “NMHG Term Loan”). The obligations under the NMHG Facility are secured by a first lien on the cash and cash equivalents, accounts receivable and inventory of NMHG. The approximate value of NMHG’s assets held as collateral under the NMHG Facility was $325 million as of December 31, 2008.
The maximum availability under the NMHG Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the NMHG Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the NMHG Facility. A portion of the availability can be denominated in British pound or euros. Borrowings bear interest at a floating rate, which can be a base rate or LIBOR, as defined in the NMHG Facility, plus an applicable margin. The current applicable margins, effective December 31, 2008, for domestic base rate loans and LIBOR loans were 0.75% and 1.75%, respectively. The applicable margin, effective December 31, 2008, for fixed foreign LIBOR loans was 1.75% and for foreign overdraft loans was 2.00%. The NMHG Facility also requires the payment of a fee of 0.375% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on a leverage ratio.
At December 31, 2008, the borrowing base under the NMHG Facility was $136.8 million, which reflects reductions for the commitments or availability under certain foreign credit facilities and for an excess availability requirement of $10.0 million. There were no borrowings outstanding under this facility at December 31, 2008. The domestic and foreign floating rates of interest applicable to the NMHG Facility on December 31, 2008 were 4.00% and 5.25%, respectively, including the applicable floating rate margin. The NMHG Facility expires in December 2010.
The terms of the NMHG Facility provide that availability is reduced by the commitments or availability under foreign credit facilities of the borrowers and certain foreign working capital facilities. A foreign credit facility commitment of approximately $9.9 million in Australia reduced the amount of availability under the NMHG Facility at December 31, 2008. In addition, availability under the NMHG Facility was reduced by $9.2 million in Europe for a reserve for preferential claims related to supplier-based inventory, $3.8 million for a working capital facility in China and by $5.3 million for other letters of credit. If the commitments or availability under these facilities are increased, availability under the NMHG Facility will be reduced. The $136.8 million of borrowing base capacity under the NMHG Facility at December 31, 2008 reflected reductions for these foreign credit facilities.
During 2006, NACCO Materials Handling Group, Inc. (“NMHG Inc.”), a wholly owned subsidiary of NMHG, entered into the NMHG Term Loan that provided for term loans up to an aggregate principal amount of $225.0 million, which mature in 2013. The term loans require quarterly payments in an amount equal to 1% of the original principal per year for the first six years, with the remaining balance to be paid in four equal installments in the seventh year. At December 31, 2008, there was $219.3 million outstanding under the NMHG Term Loan.
Borrowings under the NMHG Term Loan are guaranteed by NMHG and substantially all of NMHG’s domestic subsidiaries. The obligations of the guarantors under the NMHG Term Loan are secured by a first lien on all of the domestic machinery, equipment and real property owned by NMHG Inc. and each guarantor and a second lien on all of the collateral securing the obligations of NMHG under its revolving credit facility. The approximate value of NMHG’s assets held as collateral under the NMHG Term Loan was $450 million as of December 31, 2008, which includes the value of the collateral securing the NMHG Facility.
Outstanding borrowings under the NMHG Term Loan bear interest at a variable rate which, at NMHG Inc.’s option, will be either LIBOR or a floating rate, as defined in the NMHG Term Loan, plus an applicable margin. The applicable margin is subject to adjustment based on a leverage ratio. The weighted average interest rate on the amount outstanding under the NMHG Term Loan at December 31, 2008 was 4.23%.
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
In addition to the amount outstanding under the NMHG Term Loan and the NMHG Facility, NMHG had borrowings of approximately $29.3 million at December 31, 2008 under various working capital facilities.
Both the NMHG Facility and NMHG Term Loan include restrictive covenants, which, among other things, limit the payment of dividends to NACCO. Subject to achieving availability thresholds, dividends to NACCO are limited to the larger of $5.0 million or 50% of the preceding year’s net income for NMHG. The NMHG Facility and the NMHG Term Loan also require NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. At December 31, 2008, NMHG was in compliance with the covenants in the NMHG Facility and the NMHG Term Loan.
NMHG paid financing fees of approximately $4.9 million in 2006 related to the NMHG Term Loan. These fees were deferred and are being amortized as interest expense in the Consolidated Statements of Operations over the respective terms of the financing facilities. No similar fees were incurred in 2008 or 2007.
HBB: HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires July 31, 2012. The obligations under the HBB Facility are secured by a first lien on the accounts receivable and inventory of HBB and a second lien on all of the other assets of HBB. The approximate value of HBB’s assets held as collateral for the first and second lien under the HBB Facility was $260 million as of December 31, 2008.
The HBB Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable, as defined in the HBB Facility. Adjustments to reserves, including derivative reserves, will change the eligible borrowing base. A portion of the availability can be denominated in Canadian dollars to provide funding to HBB’s Canadian subsidiary. Borrowings bear interest at a floating rate, which can be either a base rate, LIBOR or bankers’ acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective December 31, 2008, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.00%, respectively. The applicable margins, effective December 31, 2008, for base rate and bankers’ acceptance loans denominated in Canadian dollars were 0.50% and 1.00%, respectively. The HBB Facility also requires a fee of 0.20% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on average excess availability.
At December 31, 2008, the borrowing base under the HBB Facility was $78.0 million. There were no borrowings outstanding under the HBB Facility at December 31, 2008. The floating rate of interest applicable to the HBB Facility at December 31, 2008 was 2.84% including the floating rate margin.
The HBB Facility includes restrictive covenants that, among other things, set limitations on additional indebtedness (other than indebtedness under the HBB Facility and HBB Term Loan), investments, asset sales and the payment of dividends to NACCO. Subject to achieving availability thresholds, dividends to NACCO are limited to $5.0 million plus 50% of HBB’s net income since the effective date of the amendment in 2007. The HBB Facility also requires HBB to meet minimum fixed charge ratio tests in certain circumstances. At December 31, 2008, HBB was in compliance with the covenants in the HBB Facility.
During 2007, HBB entered into a term loan agreement (the “HBB Term Loan”) that provided for term loans up to an aggregate principal amount of $125.0 million. A portion of the proceeds of the term loans under the HBB Term Loan were used to finance the payment of a $110.0 million special cash dividend. Borrowings outstanding under the HBB Term Loan were $119.4 million at December 31, 2008. The term loans require quarterly principal payments in an amount equal to 1% of the original principal amount per year for the term of the loan, with the remaining balance to be paid at the maturity date on May 31, 2013. Prior to the final maturity date, the term loans are subject to mandatory prepayments from the proceeds of the issuance of certain indebtedness, certain asset sales and 50% of excess cash flow, as defined in the HBB Term Loan. The obligations of HBB under the HBB Term Loan are secured by a second lien on accounts receivable and inventory and a first lien on all of the other assets of HBB. The approximate value of HBB’s assets held as collateral for the first and second lien under the HBB Term Loan was $260 million as of December 31, 2008.
The term loans bear interest at a floating rate which, at HBB’s option, can be either a base rate or LIBOR, as defined in the HBB Term Loan, plus an applicable margin. The applicable margins, effective December 31, 2008, for base rate loans and LIBOR loans were 1.25% and 2.25%, respectively. The applicable margins are subject to quarterly adjustment based on a leverage ratio. The weighted average interest rate on the amount outstanding under the HBB Term Loan was 4.79% at December 31, 2008.
The HBB Term Loan contains restrictive covenants substantially similar to those in the HBB Facility that, among other things, limit the amount of dividends HBB may declare and pay and the incurrence of indebtedness (other than indebtedness under the HBB Facility). Dividends to NACCO are limited to $5.0 million plus 50% of HBB’s net income since the closing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
date of the HBB Term Loan. The HBB Term Loan also requires HBB to meet certain financial tests, including, but not limited to, maximum total leverage ratio and minimum fixed charge coverage ratio tests. At December 31, 2008, HBB was in compliance with the covenants in the HBB Term Loan.
HBB incurred fees and expenses of approximately $2.5 million in 2007 related to the HBB Term Loan and the amendment of the HBB Facility. These fees were deferred and are being amortized as interest expense in the Consolidated Statements of Operations over the term of the HBB Term Loan and the HBB Facility. No similar fees were incurred in 2008 or 2006.
KC: KC’s financing is provided by a $20.0 million secured floating-rate revolving line of credit (the “KC Facility”) that expires in July 2010. During 2008, the KC Facility was amended primarily to reduce the revolving line of credit, reduce the amount of the maximum borrowings for 30 consecutive days from December 15th to February 13th to $4.0 million and increase the maximum amount permitted for capital expenditures in 2008. The obligations under the KC Facility are secured by substantially all assets of KC. The approximate value of KC’s assets held as collateral under the KC Facility was $70 million as of December 31, 2008. The availability is derived from a borrowing base formula using KC’s eligible inventory, as defined in the KC Facility. At December 31, 2008, the borrowing base as defined in the KC Facility was $20.0 million. There were no borrowings outstanding under the KC Facility at December 31, 2008. The KC Facility requires a fee of 0.25% per annum on the unused commitment. Borrowings bear interest at LIBOR plus 2.85%. The KC Facility includes restrictive covenants that, among other things, limit capital expenditures and require that borrowings do not exceed $4.0 million for 30 consecutive days from December 15 to February 13. The KC Facility also prohibits the payment of dividends to NACCO. At December 31, 2008, KC was in compliance with its amended covenants in the KC Facility.
KC incurred fees and expenses of approximately $0.1 million and $0.2 million in 2008 and 2006, respectively, related to the amendment of the KC Facility. These fees were deferred and are being amortized as interest expense in the Consolidated Statements of Operations over the term of the KC Facility. No similar fees were incurred in 2007.
NACoal: NACoal has an unsecured revolving line of credit of up to $75.0 million and an unsecured term loan of $25.0 million at December 31, 2008 (the “NACoal Facility”). The term loan requires annual repayments of $10.0 million and a final principal repayment of $15.0 million in March 2010. The NACoal Facility expires in March 2010. NACoal had $75.0 million of its revolving credit facility available at December 31, 2008.
The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. The NACoal Facility provides for, at NACoal’s option, Eurodollar loans which bear interest at LIBOR plus a margin based on the level of debt to EBITDA ratio achieved and Base Rate loans which bear interest at Base Rates plus the Applicable Margin, as defined in the NACoal Facility. A facility fee, which is determined based on the level of debt to EBITDA ratio achieved, is also applied to the aggregate revolving line of credit. At December 31, 2008, term loan borrowings outstanding bore interest at LIBOR plus 0.875% and the revolving credit interest rate was LIBOR plus 0.725%. At December 31, 2008, the revolving credit facility fee was 0.150% of the unused commitment of the revolving facility.
The NACoal Facility also contains restrictive covenants which require, among other things, NACoal to maintain certain debt to EBITDA and fixed charge coverage ratios and provides the ability to make loans, dividends and advances to NACCO, with some restrictions based upon NACoal’s leverage ratio. At December 31, 2008, NACoal was in compliance with the covenants in the NACoal Facility.
During 2004 and 2005, NACoal issued unsecured notes totaling $45.0 million in a private placement (the “NACoal Notes”), which require annual principal payments of approximately $6.4 million that began in October 2008 and will mature on October 4, 2014. These unsecured notes bear interest at a weighted-average fixed rate of 6.08%, payable semi-annually on April 4 and October 4. The NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. NACoal had $38.6 million of the private placement notes outstanding at December 31, 2008. The NACoal Notes contain certain covenants and restrictions that require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios, and limit dividends to NACCO based upon NACoal’s leverage ratio. At December 31, 2008, NACoal was in compliance with the covenants in the NACoal Notes.
NACoal has a demand note payable to Coteau that bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At December 31, 2008, the balance of the note was $7.2 million and the interest rate was 2.17%.
NOTE 12—Financial Instruments and Derivative Financial Instruments
Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
credit risk. At December 31, 2008, the fair value of revolving credit agreements and long-term debt, excluding capital leases, was $271.6 million compared with the book value of $438.8 million. At December 31, 2007, the fair value of revolving credit agreements and long-term debt, excluding capital leases, was $497.8 million compared with the book value of $497.6 million.
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable and derivatives. The large number of customers comprising the Company’s customer base and their dispersion across many different industries and geographies mitigates concentration of credit risk on accounts receivable. However, HBB maintains significant accounts receivable balances with several large retail customers. At December 31, 2008 and 2007, receivables from HBB’s five largest customers represented 13.3% and 10.8%, respectively, of the Company’s net accounts receivable. In addition, under its mining contracts, NACoal recognizes revenue and a related receivable as the coal is delivered. Substantially all of NACoal’s coal sales are to utilities or subsidiaries directly controlled by the utilities. As is customary in the coal industry, these mining contracts provide for monthly settlements. The Company’s significant credit concentration is uncollateralized; however, historically minimal credit losses have been incurred. To further reduce credit risk associated with accounts receivable, the Company performs periodic credit evaluations of its customers, but does not generally require advance payments or collateral. The Company enters into derivative contracts with high-quality financial institutions and limits the amount of credit exposure to any one institution.
Derivative Financial Instruments
The Company measures its derivatives at fair value on a recurring basis using significant observable inputs, which is Level 2 as defined in the SFAS No. 157 fair value hierarchy. The Company uses a present value technique that incorporates the LIBOR swap curve, foreign currency spot rates and foreign currency forward rates to value its derivatives, including its interest rate swap agreements and foreign currency exchange contracts, and also incorporates the effect of its subsidiary and counterparty credit risk into the valuation. The fair value of derivative assets was $3.0 million and the fair value of derivative liabilities was $39.8 million at December 31, 2008.
Foreign Currency Derivatives: NMHG and HBB held forward foreign currency exchange contracts with total notional amounts of $561.1 million and $13.0 million, respectively, at December 31, 2008, primarily denominated in euros, British pounds, Japanese yen, Canadian dollars, Swedish kroner, Australian dollars and Mexican pesos. NMHG and HBB held forward foreign currency exchange contracts with total notional amounts of $390.1 million and $18.6 million, respectively, at December 31, 2007, primarily denominated in euros, British pounds, Japanese yen, Canadian dollars, Australian dollars, Mexican pesos and Swedish kroner. The fair value of these contracts approximated a net liability of $10.7 million and $2.0 million at December 31, 2008 and 2007, respectively.
Forward foreign currency exchange contracts that qualify for hedge accounting are used to hedge transactions expected to occur within the next 24 months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges in accordance with SFAS No. 133, as amended, has been included in OCI. Based on market valuations at December 31, 2008, $4.5 million of the amount of net deferred loss included in OCI at December 31, 2008 is expected to be reclassified into the Consolidated Statement of Operations over the next twelve months, as the transactions occur.
During the year ended December 31, 2008, the Company settled $18.6 million of its foreign currency exchange contracts ahead of their maturities which is classified in the Consolidated Statements of Cash Flows on the line “Other Liabilities.”
Interest Rate Derivatives: The following table summarizes the notional amounts, related rates (including applicable margins) and remaining terms of interest rate swap agreements active at December 31:

	Notional Amount		Average Fixed Rate		Remaining Term at
	2008	2007	2008	2007	December 31, 2008

NMHG	$211.0	$200.0	4.4%	4.8%	Various, extending to May 2012
HBB	$108.0	$103.0	4.7%	5.6%	Various, extending to May 2012
NACoal	$25.0	$35.0	5.8%	5.7%	March 2010
In addition to the interest rate swap agreements reflected in the table, at December 31, 2008, NMHG holds certain contracts that begin in May 2009 and extend to February 2013. These contracts increase the notional amount outstanding to $428.5 million in 2009. In addition to the interest rate swap agreements reflected in the table, at December 31, 2008, HBB holds certain contracts that begin in June 2009 and extend to June 2013. These contracts increase the notional amount outstanding to $203.0 million in 2009. The fair value of all interest rate swap agreements was a net liability of $26.1 million and $8.6 million at December 31, 2008 and 2007, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges in accordance with SFAS No. 133, as amended, has been included in OCI. Based upon market valuations at December 31, 2008 approximately $5.2 million is expected to be reclassified into the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Consolidated Statement of Operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements.
NMHG: NMHG has interest rate swap agreements that hedge interest payments on the NMHG Term Loan. The interest rate swap agreements held by NMHG on December 31, 2008 are expected to continue to be effective as hedges.
HBB: HBB has interest rate swaps that hedge interest payments on the HBB Term Loan. The interest rate swap agreements held by HBB on December 31, 2008 are expected to continue to be effective as hedges.
NACoal: NACoal has interest rate swap agreements that hedge interest payments on NACoal’s $25.0 million term loan under the NACoal Facility. During 2008, as a result of the Company discontinuing hedge accounting for NACoal’s interest rate swap agreements, $0.8 million of a loss on interest rate swap agreements was recognized in the Consolidated Statement of Operations on the line “Other.”
The following table summarizes the fair value of derivative instruments at December 31 as recorded in the Consolidated Balance Sheets:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	Asset Derivatives			Liability Derivatives
	Balance sheet	2008	2007	Balance sheet	2008	2007
	location	Fair value	Fair value	location	Fair value	Fair value

Derivatives designated as hedging instruments under SFAS 133

Interest rate swap agreements
Current	Prepaid expenses and other	$—	$—	Other current liabilities	$3.4	$1.3
Long-term	Other non-current assets	—	—	Other long-term liabilities	21.9	7.3
Foreign currency exchange contracts
Current	Prepaid expenses and other	1.4	1.4	Other current liabilities	13.8	2.7
Long-term	Other non-current assets	1.7	—	Other long-term liabilities	—

Total derivatives designated as hedging instruments under SFAS 133		$3.1	$1.4		$39.1	$11.3

Derivatives not designated as hedging instruments under SFAS 133 (a)

Interest rate swap agreements
Current	Prepaid expenses and other	$—	$—	Other current liabilities	$0.7	$—
Long-term	Other non-current assets	—	—	Other long-term liabilities	—	—

Foreign currency exchange contracts
Current	Prepaid expenses and other	(0.1)	0.1	Other current liabilities	—	0.8
Long-term	Other non-current assets	—	—	Other long-term liabilities	—	—

Total derivatives not designated as hedging instruments under SFAS 133		$(0.1)	$0.1		$0.7	$0.8

Total derivatives		$3.0	$1.5		$39.8	$12.1

(a)	See Note 2 for additional information on the Company’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
The following table summarizes the impact of derivative instruments for the year ended December 31 as recorded in the Consolidated Statements of Operations:

								Location of Gain or
								(Loss) Recognized
								in Income on
								Derivative	Amount of Gain or (Loss)
				Location of Gain or				(Ineffective	Recognized in Income on
	Amount of Gain or (Loss)			(Loss) Reclassified	Amount of Gain or (Loss)			Portion and Amount	Derivative (Ineffective Portion
	Recognized in OCI on Derivative			from OCI into	Reclassified from OCI into			Excluded from	and Amount Excluded from
Derivatives in SFAS 133 Cash	(Effective Portion)			Income (Effective	Income (Effective Portion)			Effectiveness	Effectiveness Testing)
Flow Hedging Relationships	2008	2007	2006	Portion)	2008	2007	2006	Testing)	2008	2007	2006

Interest rate swap agreements	$(9.8)	$(6.1)	$1.5	Interest income (expense)	$(2.8)	$0.8	$0.8	N/A	—	—	—
Foreign currency exchange contracts	6.3	(0.7)	0.2	Cost of sales	(0.5)	1.3	3.2	N/A	—	—	—

Total	$(3.5)	$(6.8)	$1.7		$(3.3)	$2.1	$4.0		$—	$—	$—

Derivatives Not Designated as Hedging Instruments under				Location of Gain or (Loss) Recognized in Income on	Amount of Gain or (Loss) Recognized in Income on Derivative
SFAS 133 (a)				Derivative	2008	2007	2006

Interest rate swap agreements				Other	$(0.8)	$—	$—
Foreign currency exchange contracts				Cost of sales or Other	8.9	(4.2)	(1.0)

Total					$8.1	$(4.2)	$(1.0)

(a)	See Note 2 for additional information on the Company’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
 (Tabular Amounts in Millions, Except Per Share and Percentage Data)
NOTE 13—Leasing Arrangements
The Company leases certain office, manufacturing and warehouse facilities, retail stores and machinery and equipment under noncancellable capital and operating leases that expire at various dates through 2020. NMHG Retail also leases certain lift trucks that are carried in its rental fleet or subleased to customers. Many leases include renewal and/or fair value purchase options.
Future minimum capital and operating lease payments at December 31, 2008 are:

	Capital	Operating
	Leases	Leases
2009	$5.3	$78.7
2010	2.0	58.9
2011	3.3	38.2
2012	0.8	26.3
2013	0.4	17.6
Subsequent to 2013	0.4	29.2

Total minimum lease payments	12.2	$248.9

Amounts representing interest	1.5

Present value of net minimum lease payments	10.7
Current maturities	4.2

Long-term capital lease obligation	$6.5

Rental expense for all operating leases was $98.5 million, $87.1 million and $99.0 million for 2008, 2007 and 2006, respectively. The Company also recognized $63.5 million, $43.4 million and $66.2 million for 2008, 2007 and 2006, respectively, in rental income on subleases of equipment under operating leases in which it was the lessee. These subleases were primarily related to lift trucks in which NMHG derives revenues in the ordinary course of business under rental agreements with its customers. The sublease rental income for these lift trucks is included in “Revenues” and the related rent expense is included in “Cost of sales” in the Consolidated Statements of Operations for each period. Aggregate future minimum rentals to be received under noncancellable subleases of lift trucks as of December 31, 2008 are $93.4 million.
Assets recorded under capital leases are included in property, plant and equipment and consist of the following:

	December 31
	2008	2007
Plant and equipment	$20.9	$16.4
Less accumulated amortization	6.9	5.3

	$14.0	$11.1

Amortization of plant and equipment under capital leases is included in depreciation expense in each of the years ended December 31, 2008, 2007 and 2006.
Capital lease obligations of $5.8 million, $3.2 million and $7.5 million were incurred in connection with lease agreements to acquire plant and equipment during 2008, 2007 and 2006, respectively. Included in the 2008 obligation is NACCO’s airplane lease, which was previously accounted for as an operating lease and is now being accounted for as a capital lease. The airplane is now included in “Property, Plant and Equipment, Net” in the Consolidated Balance Sheet.
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
Under various financing arrangements for certain customers, including independently owned retail dealerships, NMHG provides guarantees of the residual values of lift trucks, or standby recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
 (Tabular Amounts in Millions, Except Per Share and Percentage Data)
NMHG is providing a guarantee generally range from one to five years. Total guarantees and amounts subject to standby recourse or repurchase obligations at December 31, 2008 and 2007 were $190.1 million and $251.7 million, respectively. Losses anticipated under the terms of the guarantees, standby recourse or repurchase obligations are not significant and reserves have been provided for such losses in the accompanying Consolidated Financial Statements. In such instances, NMHG generally retains a security interest in the related assets financed such that, in the event that NMHG would become obligated under the terms of the standby recourse or repurchase obligations, NMHG would take title to the assets financed. The fair value of collateral held at December 31, 2008 was approximately $232.9 million, based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities in which it has provided guarantees. As of December 31, 2008, the Company does not believe there is a significant risk of non-payment or non-performance of the obligations by these entities. In addition, NMHG amended an agreement with GECC during 2008 to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $42.5 million of guarantees for these certain eligible dealers are limited to 7.5% of their original loan balance, or $15.5 million as of December 31, 2008. The $42.5 million is included in the $190.1 million of total guarantees and amounts subject to standby recourse or repurchase obligations at December 31, 2008. See also Note 21 for a discussion of the amount of these guarantees provided to related parties.
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
In addition, NMHG sells extended warranty agreements that provide additional warranty up to two to five years or up to 2,400 to 10,000 hours. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which NMHG does business. Revenue received for the sale of extended warranty contracts is deferred and recognized in the same manner as the costs incurred to perform under the warranty contracts, in accordance with FASB Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.”
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

	2008	2007
Balance at beginning of year	$52.8	$44.6
Warranties issued	78.5	59.3
Settlements made	(67.3)	(51.3)
Foreign currency effect	(4 .1)	0.2

Balance at December 31	$59.9	$52.8

NOTE 15—Common Stock and Earnings per Share
NACCO Industries, Inc. Class A common stock is traded on the New York Stock Exchange under the ticker symbol “NC.” Because of transfer restrictions on Class B common stock, no trading market has developed, or is expected to develop, for the Company’s Class B common stock. The Class B common stock is convertible into Class A common stock on a one-for-one basis at any time at the request of the holder. The Company’s Class A common stock and Class B common stock have the same cash dividend rights per share. The Class A common stock has one vote per share and the Class B common stock has ten votes per share. The total number of authorized shares of Class A common stock and Class B common stock at December 31, 2008 was 25,000,000 shares and 6,756,176 shares, respectively. Treasury shares of Class A common stock totaling 1,497,964 and 1,515,298 at December 31, 2008 and 2007, respectively, have been deducted from shares outstanding.
Stock Options: The 1975 and 1981 stock option plans, as amended, provide for the granting to officers and other key employees of options to purchase Class A common stock and Class B common stock of the Company at a price not less than the market value of such stock at the date of grant. Options become exercisable over a four-year period and expire ten years from the date of the grant. During the three-year period ending December 31, 2008, there were 80,701 shares of Class A common stock and 80,100 shares of Class B common stock available for grant. However, no options were granted during

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
 (Tabular Amounts in Millions, Except Per Share and Percentage Data)
the three-year period ending December 31, 2008 and no options remain outstanding at the end of any of the years ended December 31, 2008, 2007 and 2006. At present, the Company does not intend to issue additional stock options.
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

		2007	2006
	2008	Revised	Revised

Basic weighted average shares outstanding	8.281	8.263	8.234
Dilutive effect of restricted stock awards	—	0.009	0.008

Diluted weighted average shares outstanding	8.281	8.272	8.242

Net income (loss) per share — basic	$(52.84)	$10.94	$12.97
Net income (loss) per share — diluted	$(52.84)	$10.93	$12.96
NOTE 16—Income Taxes
The components of income before income taxes and provision for income taxes for the years ended December 31 are as follows:

		2007	2006
	2008	Revised	Revised

Income (loss) before income taxes, minority interest and extraordinary gain
Domestic	$(391.8)	$57.5	$79.2
Foreign	(27.0)	56.7	42.3

	$(418.8)	$114.2	$121.5

Income tax provision
Current tax provision (benefit):
Federal	$(8.7)	$4.0	$9.3
State	0.4	1.8	3.0
Foreign	5.6	13.2	6.9

Total current	(2.7)	19.0	19.2

Deferred tax provision (benefit):
Federal	(1.6)	7.8	8.0
State	(0.2)	(1.8)	(1.7)
Foreign	(9.5)	4.5	4.9

Total deferred	(11.3)	10.5	11.2

Increase (decrease) in valuation allowance	32.6	(5.6)	(2.2)

	$18.6	$23.9	$28.2

The Company made income tax payments of $24.3 million, $18.4 million and $17.6 million during 2008, 2007 and 2006, respectively. During the same periods, income tax refunds totaled $4.1 million, $1.6 million and $4.7 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
 (Tabular Amounts in Millions, Except Per Share and Percentage Data)
A reconciliation of the federal statutory and effective income tax for the year ended December 31 is as follows:

		2007	2006
	2008	Revised	Revised

Income (loss) before income taxes, minority interest and extraordinary gain	$(418.8)	$114.2	$121.5

Statutory taxes at 35.0%	$(146.6)	$40.0	$42.5
Goodwill impairment	148.8	—	—
Valuation allowance	32.6	(5.6)	(2.2)
Percentage depletion	(5.7)	(7.3)	(3.5)
Foreign statutory rate differences	(5.6)	(2.4)	(7.9)
State income taxes	(1.8)	—	0.9
R&D Credit	(0.9)	(0.8)	(1.6)
Equity interest earnings	(0.8)	(1.5)	(0.9)
Tax controversy resolution	(0.8)	0.5	0.8
Other	(0.6)	1.0	0.1

Income tax provision	$18.6	$23.9	$28.2

Effective income tax rate	(a)	20.9%	23.2%

(a)	The effective income tax rate is not meaningful.
The increase in the benefit from percentage depletion in 2007 resulted from an increase in mining activities at NACoal that qualify for permanent percentage depletion benefits.
The Company does not provide for deferred taxes on certain unremitted foreign earnings. The Company has determined that certain earnings of foreign subsidiaries have been and will be indefinitely reinvested in foreign operations and, therefore, the recording of deferred tax liabilities for unremitted foreign earnings is not required. As of December 31, 2008, the cumulative unremitted earnings of the Company’s foreign subsidiaries are $261.5 million. It is impracticable to determine the amount of unrecognized deferred taxes with respect to these earnings; however, foreign tax credits would be available to partially reduce U.S. income taxes in the event of a distribution.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
 (Tabular Amounts in Millions, Except Per Share and Percentage Data)
A detailed summary of the total deferred tax assets and liabilities in the Company’s Consolidated Balance Sheets resulting from differences in the book and tax basis of assets and liabilities follows:

	December 31
		2007
	2008	Revised
Deferred tax assets
Accrued expenses and reserves	$78.3	$72.6
Tax carryforwards	36.0	20.6
Accrued pension benefits	35.2	26.3
Other employee benefits	16.4	25.0
Inventories	—	0.4
Other	10.1	9.2

Total deferred tax assets	176.0	154.1
Less: Valuation allowance	43.7	13.0

	132.3	141.1

Deferred tax liabilities
Depreciation and depletion	50.9	52.5
Partnership investment	19.8	19.5
Inventories	2.1	—

Total deferred tax liabilities	72.8	72.0

Net deferred tax asset	$59.5	$69.1

The following table summarizes the tax carryforwards and associated carryforward periods and related valuation allowances where the Company has determined that realization is uncertain:

	December 31, 2008
	Net deferred	Valuation	Carryforwards
	tax asset	allowance	expire during:
Non-U.S. net operating loss	$10.1	$8.6	2010-Indefinite
State losses	14.7	10.4	2009-2028
Foreign tax credit	7.3	—	2013-2018
Alternative minimum tax credit	1.5	—	Indefinite
General business credit	2.0	—	2026-2028
Contributions	0.4	—	2013

Total	$36.0	$19.0

	December 31, 2007
	Net deferred	Valuation	Carryforwards
	tax asset	allowance	expire during:
Non-U.S. net operating loss	$8.5	$3.7	2010-Indefinite
State losses	12.0	6.6	2008-2027
Foreign tax credit	0.1	—	2013-2017

Total	$20.6	$10.3

In accordance with SFAS No. 109, the Company continually evaluates its deferred tax assets to determine if a valuation allowance is required to the extent that realization is more likely than not. During 2008, significant downturns were experienced in NMHG’s major markets. The significant decrease in the operations resulted in a three-year cumulative loss for each of NMHG’s Australian, European and U.S. operations. Although NMHG projects earnings over the longer term for these operations, SFAS No. 109 requires that such longer-term forecasts cannot be utilized to support the future utilization of deferred tax assets when a three-year cumulative loss is present. Accordingly, in 2008, NMHG recorded, as a discrete adjustment, a valuation allowance against the accumulated deferred tax assets for its Australian and European operations and certain U.S. state taxing jurisdictions of $10.7 million, $15.3 million and $3.8 million, respectively, where realization was determined to no longer meet the “more likely than not” standard. In addition to the valuation allowance recorded in the third quarter for the Australian operations and certain state taxing jurisdictions as noted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
 (Tabular Amounts in Millions, Except Per Share and Percentage Data)
above, an additional valuation allowance of $3.0 million and $0.8 million, respectively, was recorded in the fourth quarter of 2008.
The establishment of a valuation allowance does not have an impact on cash, nor does such an allowance preclude the Company from using its loss carryforwards or other deferred tax assets in future periods. The tax net operating losses that comprise the Australian deferred tax assets do not expire under Australian law and the U.S. state taxing jurisdictions provide for a carryforward period of up to 20 years.
The net valuation allowance provided against certain deferred tax assets during 2008 increased by $30.7 million. The increase in the total valuation allowance included a net increase in tax expense for valuation allowance in the amount of $32.6 million and a charge of $1.9 million related to the items recorded directly to OCI, partly offset by a decrease in the overall U.S. dollar value of valuation allowances previously recorded in foreign currencies of approximately $3.8 million.
Based upon the review of historical earnings and trends, forecasted earnings and the relevant expiration of carryforwards, the Company believes the valuation allowances provided are appropriate. At December 31, 2008, the Company had gross net operating loss carryforwards in non-U.S. jurisdictions of $33.7 million and U.S. state jurisdictions of $349.1 million.
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
The following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2008 and 2007. Approximately $12.7 million and $15.5 million of these gross amounts as of December 31, 2008 and 2007, respectively, relate to permanent items that, if recognized, would impact the effective income tax rate. This amount differs from the gross unrecognized tax benefits presented in the table below due to the decrease in U.S. federal income taxes which would occur upon the recognition of the state tax benefits included herein.

	2008	2007
Balance at January 1	$17.9	$17.7
Net additions for tax positions of prior years	0.1	0.6
Additions based on tax positions related to the current year	1.0	1.3
Reductions due to settlements with taxing authorities and the lapse of the applicable statute of limitations	(2.4)	(1.9)
Other changes in unrecognized tax benefits including foreign currency translations adjustments	(1.8)	0.2

Balance at December 31	$14.8	$17.9

The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The Company recognized a net benefit of $0.3 million and a net charge of $0.8 million in interest and penalties during 2008 and 2007, respectively, related to uncertain tax positions. The total amount of interest and penalties accrued was $4.5 million and $5.0 million as of December 31, 2008 and 2007, respectively.
The Company expects the amount of unrecognized tax benefits will change within the next twelve months; however, the change in unrecognized tax benefits, which is reasonably possible within the next twelve months, is not expected to have a significant effect on the Company’s financial position or results of operations.
In general, the Company operates in taxing jurisdictions that provide a statute of limitations period ranging from three to six years for the taxing authorities to review the applicable tax filings. The examination of the U.S. federal tax returns for the 2005 and 2006 tax years began during 2008 and is expected to be completed by the fall of 2009. The Company is currently under examination in various non-U.S. jurisdictions for which the statute of limitations has been extended. The Company believes these examinations are routine in nature and are not expected to result in any material tax assessments. Certain U.S. state statutes of limitations have also been extended to facilitate the completion of the respective tax audits that are considered routine in nature; otherwise, the Company does not have any additional material taxing jurisdictions in which the statute of limitations has been extended beyond the applicable time frame allowed by law.
See Note 2 for further discussion of the adoption of FIN No. 48.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
NOTE 17—Retirement Benefit Plans
Defined Benefit Plans: The Company maintains various defined benefit pension plans that provide benefits based on years of service and average compensation during certain periods. The Company’s policy is to make contributions to fund these plans within the range allowed by applicable regulations. Plan assets consist primarily of publicly traded stocks and government and corporate bonds.
Effective January 1, 2009, pension benefits for HBB employees in Canada will be frozen. Pension benefits for certain NACoal employees, excluding certain project mining subsidiary employees, were frozen in 2004. In 1996, pension benefits were frozen for employees covered under NMHG’s and HBB’s U.S. plans, except for those NMHG employees participating in collective bargaining agreements. As a result, in the United States only certain NMHG employees covered under collective bargaining agreements will earn retirement benefits under defined benefit pension plans. Other employees of the Company, including employees whose pension benefits were frozen, will receive retirement benefits under defined contribution retirement plans.
The Company used a December 31 measurement date for its defined benefit plans in 2008 upon the adoption of the measurement date provisions of SFAS No. 158 and a September 30 measurement date in 2007. The assumptions used in accounting for the defined benefit plans were as follows for the years ended December 31:

	2008	2007	2006
United States Plans
Weighted average discount rates	6.25% - 6.30%	6.25%	5.90%
Expected long-term rate of return on assets	8.50%	9.00%	9.00%

Non-U.S. Plans
Weighted average discount rates	6.25% - 6.70%	5.25% - 5.90%	4.00% - 5.25%
Rate of increase in compensation levels	3.00% - 4.00%	3.00% - 4.00%	3.00% - 4.00%
Expected long-term rate of return on assets	4.00% - 8.50%	3.75% - 9.00%	3.75% - 9.00%
Set forth below is a detail of the net periodic pension (income) expense for the defined benefit plans for the years ended December 31:

	2008	2007	2006
United States Plans
Service cost	$0.3	$0.4	$0.3
Interest cost	8.5	8.1	7.8
Expected return on plan assets	(10.3)	(9.4)	(8.5)
Amortization of prior service cost	0.2	0.2	0.2
Amortization of actuarial loss	2.5	3.2	4.0

Net periodic pension expense	$1.2	$2.5	$3.8

Non-U.S. Plans
Service cost	$3.0	$3.2	$3.1
Interest cost	8.2	7.6	6.4
Expected return on plan assets	(9.3)	(8.9)	(7.1)
Employee contributions	(1.0)	(1.0)	(1.0)
Amortization of transition liability	0.2	0.1	0.1
Amortization of prior service cost	(0.1)	—	—
Amortization of actuarial loss	3.5	4.4	4.2

Net periodic pension expense	$4.5	$5.4	$5.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Set forth below is a detail of other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the year ended December 31:

	2008	2007
United States Plans
Current year actuarial (gain) loss	$43.7	$(4.0)
Amortization of actuarial loss	(2.5)	(3.2)
Amortization of prior service cost	(0.2)	(0.2)

Total recognized in other comprehensive income (loss)	$41.0	$(7.4)

Non-U.S. Plans
Current year actuarial (gain) loss	$5.6	$(3.8)
Amortization of actuarial loss	(3.5)	(4.4)
Amortization of prior service credit	0.1	—
Amortization of transition liability	(0.1)	(0.1)
Curtailment effect	(0.1)	(0.6)

Total recognized in other comprehensive income (loss)	$2.0	$(8.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
The following table sets forth the changes in the benefit obligation and the plan assets during the year and reconciles the funded status of the defined benefit plans with the amounts recognized in the Consolidated Balance Sheets at December 31:

	2008		2007
		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans
Change in benefit obligation
Projected benefit obligation at beginning of year	$141.2	$151.0	$140.7	$145.2
Service cost	0.3	3.0	0.4	3.2
Interest cost	8.5	8.2	8.1	7.6
Actuarial (gain) loss	0.6	(21.5)	2.1	(2.7)
Benefits paid	(11.0)	(6.5)	(10.1)	(6.5)
Employee contributions	—	0.2	—	—
Curtailments	—	(0.1)	—	(0.5)
Plan amendments	—	—	—	—
Change in measurement date	(0.2)	0.8	—	—
Foreign currency exchange rate changes	—	(35.7)	—	4.7

Projected benefit obligation at end of year	$139.4	$99.4	$141.2	$151.0

Accumulated benefit obligation at end of year	$139.4	$97.4	$141.1	$147.9

Change in plan assets
Fair value of plan assets at beginning of year	$122.1	$119.5	$107.6	$106.3
Actual return on plan assets	(32.8)	(16.8)	15.5	9.9
Employer contributions	4.2	9.2	9.1	5.1
Employee contributions	—	1.0	—	1.0
Benefits paid	(11.0)	(6.5)	(10.1)	(6.5)
Change in measurement date	0.6	(0.1)	—	—
Foreign currency exchange rate changes	—	(27.3)	—	3.7

Fair value of plan assets at end of year	$83.1	$79.0	$122.1	$119.5

Funded status at end of year	$(56.3)	$(20.4)	$(19.1)	$(31.5)

Net amount recognized
Obligation in excess of plan assets	$(56.3)	$(20.4)	$(19.1)	$(31.5)
Contributions in fourth quarter	—	—	0.5	1.1

Net amount recognized	$(56.3)	$(20.4)	$(18.6)	$(30.4)

Amounts recognized in the balance sheets consist of:
Noncurrent assets	$—	$2.1	$—	$1.5
Current liabilities	(0.3)	—	(0.4)	—
Noncurrent liabilities	(56.0)	(22.5)	(18.2)	(31.9)

	$(56.3)	$(20.4)	$(18.6)	$(30.4)

Components of accumulated other comprehensive income (loss) consist of:
Actuarial loss	$78.2	$46.3	$37.6	$46.9
Prior service (credit) cost	0.4	(0.7)	0.6	(0.6)
Transition liability	—	1.1	—	1.2
Deferred taxes	(28.3)	(0.1)	(14.9)	(13.4)
Change in statutory tax rate	(1.2)	(10.6)	0.1	(1.1)
Foreign currency translation adjustment	—	(9.7)	—	(7.8)

	$49.1	$26.3	$23.4	$25.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
The transition obligation, prior service cost and actuarial loss included in accumulated other comprehensive loss expected to be recognized in net periodic benefit cost in 2009 are $0.1 million ($0.1 million net of tax), less than $0.1 million (less than $0.1 million net of tax) and $6.4 million ($4.2 million net of tax), respectively.
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
The Company expects to contribute $2.4 million and $8.6 million to its U.S. and non-U.S. pension plans, respectively, in 2009.
The Company maintains two supplemental defined benefit plans that pay monthly benefits to participants directly out of corporate funds. All other pension benefit payments are made from assets of the pension plans. Future pension benefit payments expected to be paid are:

	U.S. Plans	Non-U.S. Plans
2009	$10.0	$5.1
2010	10.2	5.3
2011	10.5	5.7
2012	10.3	6.0
2013	10.7	6.2
2014 - 2018	54.0	33.9

	$105.7	$62.2

The expected long-term rate of return on plan assets reflects management’s expectations of long-term rates of return on funds invested to provide for benefits included in the projected benefit obligations. The Company has established the expected long-term rate of return assumption for plan assets by considering historical rates of return over a period of time that is consistent with the long-term nature of the underlying obligations of these plans. The historical rates of return for each of the asset classes used by the Company to determine its estimated rate of return assumption at its measurement date were based upon the rates of return earned by investments in the equivalent benchmark market indices for each of the asset classes since January 1, 1960.
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
The following is the actual allocation percentage and target allocation percentage for the U.S. pension plan assets at the measurement date:

	2008	2007
	Actual	Actual	Target Allocation
	Allocation	Allocation	Range
U.S. equity securities	49.4%	50.0%	41.0% - 62.0%
Non-U.S. equity securities	11.7%	13.8%	10.0% - 16.0%
Fixed income securities	37.4%	33.6%	30.0% - 40.0%
Money market	1.5%	2.6%	0.0% - 10.0%
The following is the actual allocation percentage and target allocation percentage for the NMHG U.K. pension plan assets at the measurement date:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2008	2007
	Actual	Actual	Target Allocation
	Allocation	Allocation	Range
U.K. equity securities	35.2%	34.3%	33.5% - 36.5%
Non-U.K. equity securities	35.5%	35.3%	27.5% - 42.5%
Fixed income securities	29.3%	30.4%	25.5% - 34.5%
The following is the actual allocation percentage and target allocation percentage for the HBB Canadian pension plan assets at the measurement date:

	2008	2007
	Actual	Actual	Target Allocation
	Allocation	Allocation	Range
Canadian equity securities	33.4%	36.5%	25.0% - 45.0%
Fixed income securities	25.5%	23.7%	20.0% - 40.0%
Non-Canadian equity securities	29.3%	30.1%	10.0% - 30.0%
Money market	5.1%	3.5%	0.0% - 20.0%
Hedge funds	6.7%	6.2%	0.0% - 10.0%
NMHG maintains a pension plan for certain employees in The Netherlands, which maintains 100% of its assets in fixed income securities.
Allocation between equity and debt securities varies by plan in countries outside the United States, but all plans’ assets are broadly diversified both domestically and internationally.
The defined benefit pension plans do not have any direct ownership of NACCO common stock.
Post-retirement Health Care and Life Insurance: The Company also maintains health care and life insurance plans that provide benefits to eligible retired employees. The plans have no assets. Under the Company’s current policy, plan benefits are funded at the time they are due to participants.
The assumptions used in accounting for the post-retirement benefit plans are set forth below for the years ended December 31:

	2008	2007	2006
Weighted average discount rates	6.20%	6.03%	5.66%
Health care cost trend rate assumed for next year	7.0%	8.0%	8.0%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2012	2012	2011
Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects at December 31, 2008:

	1-Percentage-Point	1-Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost	$—	$—
Effect on postretirement benefit obligation	$0.2	$(0.2)
Set forth below is a detail of the net periodic benefit cost and the assumptions used in accounting for the post-retirement health care and life insurance plans for the years ended December 31:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2008	2007	2006
Service cost	$0.2	$0.2	$0.2
Interest cost	0.7	0.8	0.8
Amortization of prior service cost	(0.2)	(0.2)	(0.2)
Amortization of actuarial (gain) loss	(0.5)	(0.8)	0.1

Net periodic benefit cost	$0.2	$—	$0.9

Set forth below is a detail of other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the year ended December 31:

	2008	2007

Current year actuarial gain	$(0.2)	$(1.5)
Amortization of actuarial gain	0.5	0.8
Current year prior service credit	(0.7)	—
Amortization of prior service credit	0.2	0.2

Total recognized in other comprehensive income (loss)	$(0.2)	$(0.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
The following sets forth the changes in benefit obligations during the year and reconciles the funded status of the post-retirement health care and life insurance plans with the amounts recognized in the Consolidated Balance Sheets at December 31:

	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$12.2	$13.8
Service cost	0.2	0.2
Interest cost	0.7	0.8
Actuarial gain	(0.2)	(1.5)
Plan amendments	(0.7)	—
Change in measurement date	(0.2)	—
Benefits paid	(1.3)	(1.1)

Benefit obligation at end of year	$10.7	$12.2

Funded status at end of year	$(10.7)	$(12.2)

Net amount recognized
Obligation in excess of plan assets	$(10.7)	$(12.2)
Contributions in the fourth quarter	—	0.1

Net amount recognized	$(10.7)	$(12.1)

Amounts recognized in the balance sheets consist of:
Current liabilities	$(1.0)	$(1.2)
Noncurrent liabilities	(9.7)	(10.9)

	$(10.7)	$(12.1)

Components of accumulated other comprehensive income (loss) consist of:
Actuarial gain	$(0.2)	$(0.5)
Prior service credit	(2.3)	(1.9)
Change in measurement date	(0.1)	—
Deferred taxes	1.0	0.8

	$(1.6)	$(1.6)

The prior service credit included in accumulated other comprehensive income (loss) expected to be recognized in net periodic benefit cost in 2009 is $0.3 million ($0.2 million net of tax). No transition obligation or actuarial loss is expected to be recognized in net periodic benefit cost in 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Future post-retirement benefit payments expected to be paid are:

2009	$1.0
2010	1.0
2011	1.0
2012	1.0
2013	1.0
2014 - 2018	5.0

$10.0

Defined Contribution Plans: NACCO and its subsidiaries have defined contribution (401(k)) plans for substantially all U.S. employees and similar plans for employees outside of the United States. For NACCO and those subsidiaries, other than HBB, the applicable company matches employee contributions based on plan provisions. In addition, NACCO and certain other subsidiaries have defined contribution retirement plans that provide a stated minimum employer contribution. These plans also permit additional contributions whereby the applicable company’s contribution to participants is determined annually based on a formula that includes the effect of actual compared with targeted operating results and the age and compensation of the participants. Total costs, including Company contributions, for these plans were $15.5 million, $22.6 million and $17.9 million in 2008, 2007 and 2006, respectively.
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
The accounting policies of the segments are the same as those described in Note 2. NMHG Wholesale derives a portion of its revenues from transactions with NMHG Retail. The amounts of these revenues, which are based on current market prices on similar third-party transactions, are indicated in the following table on the line “NMHG Eliminations” in the revenues section. HBB derives a portion of its revenues from transactions with KC. The amounts of these revenues, which are based on current market prices on similar third-party transactions, are indicated in the following table on the line “Eliminations” in the revenues section. No other intersegment sales transactions occur. Intercompany loans from NACCO to NMHG and KC are interest free beginning in the fourth quarter of 2008. Other intersegment transactions are recognized based on similar third-party transactions; that is, at current market prices.
The parent company charges management fees to its operating subsidiaries for services provided by the corporate headquarters. The management fees are based upon estimated parent company resources devoted to providing centralized services and stewardship activities and are allocated among all subsidiaries based upon the relative size and complexity of each subsidiary. In order to determine the allocation of management fees among the subsidiaries each year, the parent company reviews the time its employees devoted to each operating subsidiary during the prior year and the estimated costs for providing centralized services and stewardship activities in the next year to determine the amount of management fees to allocate to each operating subsidiary for that year. In addition, the parent company reviews the amount of management fees allocated to its operating subsidiaries each quarter to ensure the amount continues to be reasonable based on the actual costs incurred to date. The Company believes the allocation method is consistently applied and reasonable. Total 2008, 2007 and 2006 fees were $13.9 million, $16.1 million and $15.4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2008	2007 Revised	2006 Revised
Revenues from external customers
NMHG
NMHG Wholesale	$2,740.1	$2,581.9	$2,317.9
NMHG Retail	175.4	228.8	250.8
NMHG Eliminations	(91.2)	(91.0)	(80.2)

	2,824.3	2,719.7	2,488.5

Housewares
HBB	528.7	540.7	546.7
KC	202.3	210.0	170.7
Housewares Eliminations	(5.5)	(4.8)	(5.9)

	725.5	745.9	711.5

NACoal	130.5	137.1	149.0
NACCO and Other	—	—	—

Total	$3,680.3	$3,602.7	$3,349.0

Gross profit
NMHG
NMHG Wholesale	$278.4	$339.6	$310.4
NMHG Retail	30.6	34.0	36.3
NMHG Eliminations	1.1	1.1	0.7

	310.1	374.7	347.4

Housewares
HBB	84.2	112.4	114.9
KC	84.1	91.6	74.1
Housewares Eliminations	—	(0.1)	—

	168.3	203.9	189.0

NACoal	14.7	23.2	27.0
NACCO and Other	0.2	(0.6)	(0.2)

Total	$493.3	$601.2	$563.2

Selling, general and administrative expenses
NMHG
NMHG Wholesale	$261.3	$264.5	$234.5
NMHG Retail	32.7	45.4	50.3

	294.0	309.9	284.8

Housewares
HBB	64.2	69.6	69.6
KC	92.4	91.1	67.2

	156.6	160.7	136.8

NACoal	22.4	18.5	23.3
NACCO and Other	2.5	3.2	5.5

Total	$475.5	$492.3	$450.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2008	2007 Revised	2006 Revised
Operating profit (loss)
NMHG
NMHG Wholesale	$(342.7)	$66.3	$76.5
NMHG Retail	(2.4)	(10.1)	(9.7)
NMHG Eliminations	1.1	1.1	0.7

	(344.0)	57.3	67.5

Housewares
HBB	(60.8)	42.2	43.5
KC	(12.2)	0.5	6.8
Housewares Eliminations	—	(0.1)	—

	(73.0)	42.6	50.3

NACoal	32.0	43.2	61.5
NACCO and Other	(2.3)	(3.8)	(5.7)

Total	$(387.3)	$139.3	$173.6

Interest expense
NMHG
NMHG Wholesale	$(24.2)	$(21.7)	$(27.9)
NMHG Retail	(1.4)	(2.8)	(3.0)
NMHG Eliminations	(0.3)	(0.9)	(0.9)

	(25.9)	(25.4)	(31.8)

Housewares
HBB	(10.4)	(10.1)	(4.8)
KC	(1.1)	(1.8)	(0.7)

	(11.5)	(11.9)	(5.5)

NACoal	(5.5)	(7.0)	(7.4)
NACCO and Other	—	—	(0.1)
Eliminations	2.3	3.6	3.0

Total	$(40.6)	$(40.7)	$(41.8)

Interest income
NMHG
NMHG Wholesale	$4.4	$5.2	$6.2
NMHG Retail	—	—	—

	4.4	5.2	6.2

Housewares
HBB	0.2	—	—
KC	—	—	—

	0.2	—	—

NACoal	0.1	0.8	0.1
NACCO and Other	5.2	9.6	4.2
Eliminations	(2.3)	(3.6)	(3.0)

Total	$7.6	$12.0	$7.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2008	2007 Revised	2006 Revised
Other income (expense) (excluding interest income)
NMHG
NMHG Wholesale	$5.3	$7.3	$(10.0)
NMHG Retail	(0.1)	(0.2)	(0.1)
NMHG Eliminations	—	—	(0.1)

	5.2	7.1	(10.2)

Housewares
HBB	0.4	(0.4)	(2.4)
KC	—	(0.1)	(0.1)

	0.4	(0.5)	(2.5)

NACoal	(1.4)	(0.1)	0.1
NACCO and Other	(2.7)	(2.9)	(5.2)

Total	$1.5	$3.6	$(17.8)

Income tax provision (benefit)
NMHG
NMHG Wholesale	$8.2	$9.0	$1.8
NMHG Retail	7.0	(3.6)	(3.9)
NMHG Eliminations	0.3	(0.4)	(0.1)

	15.5	5.0	(2.2)

Housewares
HBB	2.7	12.2	13.5
KC	(3.3)	(0.5)	2.3

	(0.6)	11.7	15.8

NACoal	3.1	5.9	14.6
NACCO and Other	0.6	1.3	—

Total	$18.6	$23.9	$28.2

Net income (loss)
NMHG
NMHG Wholesale	$(365.6)	$48.2	$43.7
NMHG Retail	(10.9)	(9.5)	(8.9)
NMHG Eliminations	0.5	0.6	(0.2)

	(376.0)	39.3	34.6

Housewares
HBB	(73.3)	19.5	22.8
KC	(10.0)	(0.9)	3.7
Housewares Eliminations	—	(0.1)	—

	(83.3)	18.5	26.5

NACoal	22.1	31.0	39.7
NACCO and Other	(0.4)	1.6	6.0

Total	$(437.6)	$90.4	$106.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2008	2007 Revised	2006 Revised
Total assets
NMHG
NMHG Wholesale	$1,123.1	$1,647.5	$1,519.3
NMHG Retail	54.5	93.5	135.5
NMHG Eliminations	(82.5)	(137.4)	(161.8)

	1,095.1	1,603.6	1,493.0

Housewares
HBB	203.3	307.5	297.5
KC	74.9	70.7	60.5
Housewares Eliminations	(0.4)	(0.6)	(0.9)

	277.8	377.6	357.1

NACoal	276.6	268.7	262.4
NACCO and Other	188.5	308.0	213.7
Eliminations	(150.1)	(130.6)	(171.7)

Total	$1,687.9	$2,427.3	$2,154.5

Depreciation, depletion and amortization
NMHG
NMHG Wholesale	$38.4	$33.9	$30.9
NMHG Retail	3.6	7.8	10.8

	42.0	41.7	41.7

Housewares
HBB	4.2	4.3	5.5
KC	3.0	2.3	1.8

	7.2	6.6	7.3

NACoal	11.1	12.4	13.6
NACCO and Other	0.2	0.1	0.1

Total	$60.5	$60.8	$62.7

Capital Expenditures
NMHG
NMHG Wholesale	$39.2	$35.9	$32.3
NMHG Retail	2.0	5.3	9.8

	41.2	41.2	42.1

Housewares
HBB	5.7	3.9	4.2
KC	6.0	3.9	1.9

	11.7	7.8	6.1

NACoal	12.6	19.5	26.3
NACCO and Other	6.4	0.3	0.1

Total	$71.9	$68.8	$74.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Data By Geographic Region
No single country outside of the United States comprised 10% or more of the Company’s revenues from unaffiliated customers. The “Other” category below includes Canada, Mexico, South America and Asia-Pacific. In addition, no single customer comprised 10% or more of the Company’s revenues from unaffiliated customers. However, HBB and NACoal each derive sales from a single customer that exceeds 10% of the respective segment’s revenues. The loss of that operating segment’s customer would be material to each respective operating segment.

		Europe,
	United	Africa and
	States	Middle East	Other	Consolidated
2008
Revenues from unaffiliated customers, based on the customers’ location	$1,938.9	$921.8	$819.6	$3,680.3

Long-lived assets	$289.4	$60.0	$76.3	$425.7

2007
Revenues from unaffiliated customers, based on the customers’ location	$1,983.9	$896.3	$722.5	$3,602.7

Long-lived assets	$286.4	$67.6	$74.6	$428.6

2006
Revenues from unaffiliated customers, based on the customers’ location	$2,051.5	$691.8	$605.7	$3,349.0

Long-lived assets	$280.1	$69.0	$71.0	$420.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
NOTE 19—Quarterly Results of Operations (Unaudited)
A summary of the unaudited results of operations for the year ended December 31 is as follows:

	2008
	First	Second	Third
	Quarter	Quarter	Quarter	Fourth
	Revised	Revised	Revised	Quarter
Revenues
NMHG Wholesale	$677.9	$742.4	$673.2	$646.6
NMHG Retail (including eliminations)	21.0	25.1	23.2	14.9
HBB	95.2	108.8	138.2	186.5
KC	39.2	39.7	45.6	77.8
Housewares Eliminations	(0.6)	(1.0)	(1.4)	(2.5)
NACoal	32.3	33.1	39.0	26.1

	$865.0	$948.1	$917.8	$949.4

Gross profit	$132.3	$121.9	$104.0	$135.1

Earnings of unconsolidated project mining subsidiaries	$8.6	$9.3	$9.7	$11.8

Operating profit (loss)
NMHG Wholesale	$13.4	$7.3	$(5.0)	$(358.4)
NMHG Retail (including eliminations)	(0.2)	(0.1)	(0.6)	(0.4)
HBB	2.7	1.3	4.0	(68.8)
KC	(5.5)	(5.3)	(4.8)	3.4
Housewares Eliminations	0.1	(0.1)	—	—
NACoal	6.5	7.9	9.3	8.3
NACCO and Other	(0.7)	(0.3)	0.2	(1.5)

	$16.3	$10.7	$3.1	$(417.4)

Net income (loss)
NMHG Wholesale	$7.9	$3.2	$(12.7)	$(364.0)
NMHG Retail (including eliminations)	(0.6)	(0.6)	(7.4)	(1.8)
HBB	0.1	(0.6)	1.3	(74.1)
KC	(3.2)	(3.7)	(3.3)	0.2
Housewares Eliminations	(0.3)	0.8	1.3	(1.8)
NACoal	3.8	6.4	7.0	4.9
NACCO and Other	(2.1)	(3.2)	(3.5)	8.4

	$5.6	$2.3	$(17.3)	$(428.2)

Basic and Diluted earnings (loss) per share

Net income (loss) per basic and diluted share	$0.68	$0.28	$(2.09)	$(51.69)

The significant decrease in operating results in the fourth quarter of 2008 compared with the prior quarters of 2008 is primarily due to impairment charges for goodwill and other intangible assets recorded by NMHG, HBB and KC during the fourth quarter of 2008 of $435.7 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	Revised	Revised	Revised	Revised
Revenues
NMHG Wholesale	$590.7	$608.8	$622.9	$759.5
NMHG Retail (including eliminations)	42.5	45.8	33.0	16.5
HBB	96.8	103.3	140.4	200.2
KC	39.7	38.9	46.6	84.8
Housewares Eliminations	(0.4)	(0.8)	(2.1)	(1.5)
NACoal	34.6	34.9	34.4	33.2

	$803.9	$830.9	$875.2	$1,092.7

Gross profit	$133.0	$129.1	$150.5	$188.6

Earnings of unconsolidated project mining subsidiaries	$9.3	$8.6	$9.8	$10.0

Operating profit (loss)
NMHG Wholesale	$14.0	$14.9	$8.2	$29.2
NMHG Retail (including eliminations)	(3.8)	(6.7)	2.7	(1.2)
HBB	2.7	1.6	14.1	23.8
KC	(4.9)	(4.2)	(0.9)	10.5
Housewares Eliminations	—	—	—	(0.1)
NACoal	9.5	13.0	10.6	10.1
NACCO and Other	(0.5)	(1.7)	(0.8)	(0.8)

	$17.0	$16.9	$33.9	$71.5

Net income (loss)
NMHG Wholesale	$9.0	$10.4	$5.0	$23.8
NMHG Retail (including eliminations)	(3.7)	(5.9)	1.8	(1.1)
HBB	1.1	(0.6)	6.2	12.8
KC	(3.1)	(2.8)	(0.9)	5.9
Housewares Eliminations	(0.1)	0.1	0.2	(0.3)
NACoal	6.8	9.8	7.8	6.6
NACCO and Other	(2.2)	(1.3)	0.9	4.2

	$7.8	$9.7	$21.0	$51.9

Basic earnings per share

Net income per basic share	$0.95	$1.17	$2.54	$6.28

Diluted earnings per share

Net income per diluted share	$0.94	$1.17	$2.54	$6.27

The significant increase in operating results in the fourth quarter of 2007 compared with the prior quarters of 2007 is primarily due to the seasonal nature of HBB’s and KC’s business.
As previously described in Note 2, on December 31, 2008, HBB elected to change its method of valuing its inventory to the FIFO method, whereas in all prior years inventory was valued using the LIFO method. A reconciliation of previously reported unaudited quarterly results to the revised unaudited quarterly results of operations for the year ended December 31 is as follows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2008
	First	Second	Third
	Quarter	Quarter	Quarter

Cost of sales as previously reported	$737.4	$826.0	$813.9
HBB LIFO to FIFO change	(4.7)	0.2	(0.1)

Cost of sales as revised	$732.7	$826.2	$813.8

Gross profit as previously reported	$127.6	$122.1	$103.9
HBB LIFO to FIFO change	4.7	(0.2)	0.1

Gross profit as revised	$132.3	$121.9	$104.0

Operating profit as previously reported	$11.6	$10.9	$3.0
HBB LIFO to FIFO change	4.7	(0.2)	0.1

Operating profit as revised	$16.3	$10.7	$3.1

Income (loss) before income taxes and minority interest as previously reported	$3.4	$3.3	$(4.0)
HBB LIFO to FIFO change	4.7	(0.2)	0.1

Income (loss) before income taxes and minority interest as revised	$8.1	$3.1	$(3.9)

Income tax provision as previously reported	$0.7	$0.8	$13.2
HBB LIFO to FIFO change	1.8	(0.1)	—

Income tax provision as revised	$2.5	$0.7	$13.2

Income (loss) before minority interest as previously reported	$2.7	$2.5	$(17.2)
HBB LIFO to FIFO change	2.9	(0.1)	0.1

Income (loss) before minority interest as revised	$5.6	$2.4	$(17.1)

Net income (loss) as previously reported	$2.7	$2.4	$(17.4)
HBB LIFO to FIFO change	2.9	(0.1)	0.1

Net income (loss) as revised	$5.6	$2.3	$(17.3)

Comprehensive income (loss) as previously reported	$10.2	$16.9	$(45.5)
HBB LIFO to FIFO change	2.9	(0.1)	0.1

Comprehensive income (loss) as revised	$13.1	$16.8	$(45.4)

Basic and Diluted Earnings (Loss) per Share as previously reported	$0.33	$0.29	$(2.10)
HBB LIFO to FIFO change	0.35	(0.01)	0.01

Basic and Diluted Earnings (Loss) per Share as revised	$0.68	$0.28	$(2.09)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Cost of sales as previously reported	$672.9	$701.5	$724.6	$904.4
HBB LIFO to FIFO change	(2.0)	0.3	0.1	(0.3)

Cost of sales as revised	$670.9	$701.8	$724.7	$904.1

Gross profit as previously reported	$131.0	$129.4	$150.6	$188.3
HBB LIFO to FIFO change	2.0	(0.3)	(0.1)	0.3

Gross profit as revised	$133.0	$129.1	$150.5	$188.6

Operating profit as previously reported	$15.0	$17.2	$34.0	$71.2
HBB LIFO to FIFO change	2.0	(0.3)	(0.1)	0.3

Operating profit as revised	$17.0	$16.9	$33.9	$71.5

Income (loss) before income taxes and minority interest as previously reported	$8.7	$11.6	$26.5	$65.5
HBB LIFO to FIFO change	2.0	(0.3)	(0.1)	0.3

Income (loss) before income taxes and minority interest as revised	$10.7	$11.3	$26.4	$65.8

Income tax provision (benefit) as previously reported	$2.2	$1.7	$5.4	$13.8
HBB LIFO to FIFO change	0.8	(0.1)	—	0.1

Income tax provision (benefit) as revised	$3.0	$1.6	$5.4	$13.9

Income (loss) before minority interest as previously reported	$6.5	$9.9	$21.1	$51.7
HBB LIFO to FIFO change	1.2	(0.2)	(0.1)	0.2

Income (loss) before minority interest as revised	$7.7	$9.7	$21.0	$51.9

Net income (loss) as previously reported	$6.6	$9.9	$21.1	$51.7
HBB LIFO to FIFO change	1.2	(0.2)	(0.1)	0.2

Net income (loss) as revised	$7.8	$9.7	$21.0	$51.9

Comprehensive income (loss) as previously reported	$11.6	$20.1	$28.9	$63.0
HBB LIFO to FIFO change	1.2	(0.2)	(0.1)	0.2

Comprehensive income (loss) as revised	$12.8	$19.9	$28.8	$63.2

Basic Earnings (Loss) per Share as previously reported	$0.80	$1.20	$2.55	$6.25
HBB LIFO to FIFO change	0.15	(0.03)	(0.01)	0.03

Basic Earnings (Loss) per Share as revised	$0.95	$1.17	$2.54	$6.28

Diluted Earnings (Loss) per Share as previously reported	$0.80	$1.20	$2.55	$6.24
HBB LIFO to FIFO change	0.14	(0.03)	(0.01)	0.03

Diluted Earnings (Loss) per Share as revised	$0.94	$1.17	$2.54	$6.27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
NOTE 20—Parent Company Condensed Balance Sheets
The condensed balance sheets of NACCO, the parent company, at December 31 are as follows:

	2008	2007 Revised
ASSETS
Cash and cash equivalents	$71.2	$209.0
Other current assets	10.2	0.3
Current intercompany accounts receivable, net	—	0.6
Notes receivable from subsidiaries	73.3	72.5
Investment in subsidiaries
NMHG	154.2	524.3
HBB	(38.2)	17.6
KC	37.5	22.2
NACoal	86.0	76.0
Other	17.0	62.3

	256.5	702.4
Property, plant and equipment, net	5.2	0.4
Other non-current assets	4.8	2.4

Total Assets	$421.2	$987.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$8.8	$13.5
Current intercompany accounts payable, net	17.2	—
Note payable to Bellaire	28.2	74.3
Other non-current liabilities	10.3	8.4
Stockholders’ equity	356.7	891.4

Total Liabilities and Stockholders’ Equity	$421.2	$987.6

The credit agreements at NMHG, HBB, KC and NACoal allow the transfer of assets to NACCO under certain circumstances. The amount of NACCO’s investment in NMHG, HBB, KC and NACoal and NACCO and Other that was restricted at December 31, 2008 totaled approximately $208.4 million. The amount of unrestricted cash available to NACCO included in “Investment in subsidiaries” was $6.2 million at December 31, 2008. Dividends, advances and management fees from its subsidiaries are the primary sources of cash for NACCO.
NOTE 21—Related Party Transactions
Three of NACoal’s wholly owned subsidiaries, the project mining subsidiaries, meet the definition of a variable interest entity pursuant to FIN No. 46. The project mining subsidiaries were developed between 1974 and 1981 and operate lignite coal mines under long-term contracts with various utility customers. The contracts with the project mining subsidiaries’ utility customers allow each mine to sell lignite coal at a price based on actual cost plus an agreed pre-tax profit per ton. The taxes resulting from earnings of the project mining subsidiaries are solely the responsibility of the Company. These entities are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed. The obligations of the project mining subsidiaries are without recourse to NACCO and NACoal. Although NACoal owns 100% of the stock and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities of the project mining subsidiaries or absorb any expected losses without additional support from the utility customers. As a result, NACoal is not the primary beneficiary and therefore does not consolidate these entities’ financial position or results of operations. The pre-tax income from the project mining subsidiaries is reported on the line “Earnings of unconsolidated project mining subsidiaries” in the Consolidated Statements of Operations with related taxes included in the provision for income taxes. The Company has included the pre-tax earnings of the project mining subsidiaries above operating profit as they are an integral component of the Company’s business and operating results. The investment in the project mining subsidiaries and related tax assets and liabilities was $16.6 million and $15.6 million at December 31, 2008 and 2007, respectively, and are included on the line “Other Non-Current Assets” in the Consolidated Balance Sheets. The Company’s risk of loss relating to these entities is limited to its invested capital, which was $5.0 million, $5.1 million and $5.1 million at December 31, 2008, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Summarized financial information for the project mining subsidiaries is as follows:

	2008	2007	2006
Statement of Operations
Revenues	$402.0	$346.4	$323.7
Gross profit	$58.3	$52.4	$49.8
Income before income taxes	$39.4	$37.7	$36.0
Income from continuing operations	$30.3	$29.7	$26.3
Net income	$30.3	$29.7	$26.3

Balance Sheet
Current assets	$94.0	$81.8
Non-current assets	$557.4	$439.3
Current liabilities	$93.0	$75.3
Non-current liabilities	$553.4	$440.7
NACoal received dividends of $30.4 million and $29.8 million from the unconsolidated project mining subsidiaries in 2008 and 2007, respectively.
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
Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third-parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. NFS’ total purchases of Hyster® and Yale® lift trucks from dealers, customers and directly from NMHG, such that NFS could provide lease financing to dealers and customers, for the years ended December 31, 2008, 2007 and 2006 were $428.3 million, $375.2 million and $388.3 million, respectively. Of these amounts, $73.9 million, $51.8 million and $66.1 million for the years ended December 31, 2008, 2007 and 2006, respectively, were invoiced directly from NMHG to NFS so that the dealer or customer could obtain operating lease financing from NFS. Amounts receivable from NFS were $8.6 million and $6.7 million at December 31, 2008 and 2007, respectively.
Under the terms of the joint venture agreement with GECC, NMHG provides recourse for financing provided by NFS to NMHG dealers. Additionally, the credit quality of a customer or concentration issues within GECC may necessitate providing standby recourse or repurchase obligations or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At December 31, 2008, approximately $154.2 million of the Company’s total guarantees, standby recourse or repurchase obligations related to transactions with NFS. NMHG has reserved for losses under the terms of the guarantees or standby recourse or repurchase obligations in its consolidated financial statements. Historically, NMHG has not had significant losses with respect to these obligations. During 2008, 2007 and 2006, the net losses resulting from customer defaults did not have a material impact on NMHG’s results of operations or financial position.
In connection with the joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At December 31, 2008, loans from GECC to NFS totaled $918.2 million. Although NMHG’s contractual guarantee was $183.6 million, the loans by GECC to NFS are secured by NFS’ customer receivables, of which NMHG guarantees $154.2 million. Excluding the $154.2 million of NFS receivables guaranteed by NMHG from NFS’ loans to GECC, NMHG’s incremental obligation as a result of this guarantee to GECC is $152.8 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.
In addition to providing financing to NMHG’s dealers, NFS provides operating lease financing to NMHG. Operating lease obligations primarily relate to specific sale-leaseback-sublease transactions for certain NMHG customers whereby NMHG sells lift trucks to NFS, NMHG leases these lift trucks back under an operating lease agreement and NMHG subleases those lift trucks to customers under an operating lease agreement. Total obligations to NFS under the operating lease agreements were $7.6 million and $9.6 million at December 31, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
NMHG provides certain services to NFS for which it receives compensation under the terms of the joint venture agreement. These services consist primarily of administrative functions and remarketing services. Total income recorded by NMHG related to these services was $10.1 million in 2008, $9.0 million in 2007 and $8.0 million in 2006.
NMHG has a 50% ownership interest in SN, a limited liability company that was formed primarily to manufacture and distribute Sumitomo-Yale and Shinko-branded lift trucks in Japan and export Hyster®- and Yale®-branded lift trucks and related components and service parts outside of Japan. NMHG purchases products from SN under normal trade terms based on current market prices. In 2008, 2007 and 2006, purchases from SN were $116.0 million, $116.9 million and $95.6 million, respectively. Amounts payable to SN at December 31, 2008 and 2007 were $43.1 million and $36.0 million, respectively.
During 2008, 2007 and 2006, NMHG recognized $1.7 million, $2.0 million and $2.1 million, respectively, in expenses related to payments to SN for engineering design services. These expenses were included in “Selling, general and administrative expenses” in the Consolidated Statement of Operations. Additionally, NMHG recognized income of $1.6 million, $1.6 million and $1.4 million for payments from SN for use of technology developed by NMHG that are included in “Revenues” in the Consolidated Statement of Operations for the year ended December 31, 2008, 2007 and 2006, respectively.
Summarized financial information for both equity investments is as follows:

	2008	2007	2006
Statement of Operations
Revenues	$445.0	$408.7	$341.4
Gross profit	$121.3	$120.2	$103.6
Income from continuing operations	$18.9	$27.6	$23.5
Net income	$18.9	$27.6	$23.5

Balance Sheet
Current assets	$146.1	$125.7
Non-current assets	$1,274.4	$1,137.2
Current liabilities	$141.6	$121.3
Non-current liabilities	$1,144.3	$1,025.8
At December 31, 2008 and 2007, NMHG’s investment in NFS was $14.8 million and $15.0 million, respectively, and NMHG’s investment in SN was $29.9 million and $22.7 million, respectively. NMHG received dividends of $3.1 million and $2.1 million from NFS and $0.1 million and $0.1 million from SN in 2008 and 2007, respectively.
Legal services rendered by Jones Day approximated $3.2 million, $3.2 million and $6.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. The increase in 2006 related to the services provided in relation to the Applica transaction. See Note 6 for further discussion of the Applica transaction. A director of the Company is also a partner of this law firm.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY CONDENSED BALANCE SHEETS

	December 31
		2007
	2008	Revised
	(In millions)

Cash and cash equivalents	$71.2	$209.0

Other current assets	10.2	0.3

Current intercompany accounts receivable, net	—	0.6

Notes receivable from subsidiaries	73.3	72.5

Investment in subsidiaries
NMHG	154.2	524.3
HBB	(38.2)	17.6
KC	37.5	22.2
NACoal	86.0	76.0
Other	17.0	62.3

	256.5	702.4

Property, plant and equipment, net	5.2	0.4

Other non-current assets	4.8	2.4

Total Assets	$421.2	$987.6

Current liabilities	$8.8	$13.5

Current intercompany accounts payable, net	17.2	—

Note payable to Bellaire	28.2	74.3

Other non-current liabilities	10.3	8.4

Stockholders’ equity	356.7	891.4

Total Liabilities and Stockholders’ Equity	$421.2	$987.6

See Notes to Parent Company Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY CONDENSED STATEMENTS OF OPERATIONS

	Year ended December 31
		2007	2006
	2008	Revised	Revised
	(In millions)

Income (expense):
Intercompany interest income (expense)	$0.1	$(0.4)	$0.5
Other, net	2.2	4.1	(3.4)

	2.3	3.7	(2.9)
Administrative and general expenses	2.0	3.3	5.4

Income (loss) before income taxes	0.3	0.4	(8.3)

Income tax provision (benefit)	0.6	0.4	(0.6)

Net loss before equity in earnings of subsidiaries	(0.3)	—	(7.7)

Equity in earnings (loss) of subsidiaries	(437.3)	90.4	114.5

Net income (loss)	$(437.6)	$90.4	$106.8

See Notes to Parent Company Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31
		2007	2006
	2008	Revised	Revised
	(In millions)
Operating Activities
Net income (loss)	$(437.6)	$90.4	$106.8
Equity in earnings (loss) of subsidiaries	437.3	(90.4)	(114.5)

Parent company only net loss	(0.3)	—	(7.7)
Net changes related to operating activities	(1.2)	(11.2)	12.8

Net cash provided by (used for) operating activities	(1.5)	(11.2)	5.1

Investing Activities
Expenditures for property, plant and equipment	(6.4)	(0.2)	(0.1)

Net cash used for investing activities	(6.4)	(0.2)	(0.1)

Financing Activities
Dividends received from subsidiaries	52.2	148.8	51.0
Intercompany notes	(53.3)	48.0	3.2
Notes payable to Bellaire	(46.1)	(39.1)	(0.9)
Capital contributions to subsidiaries	(65.8)	(6.0)	—
Cash dividends paid	(16.9)	(16.4)	(15.7)

Net cash provided by (used for) financing activities	(129.9)	135.3	37.6

Cash and cash equivalents
Increase (decrease) for the period	(137.8)	123.9	42.6
Balance at the beginning of the period	209.0	85.1	42.5

Balance at the end of the period	$71.2	$209.0	$85.1

See Notes to Parent Company Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO PARENT COMPANY CONDENSED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2008, 2007 AND 2006
The notes to Consolidated Financial Statements, incorporated in Item 15 of this Form 10-K, are hereby incorporated by reference into these Notes to Parent Company Condensed Financial Statements.
NOTE A — LONG-TERM OBLIGATIONS AND GUARANTEES
NACCO Industries, Inc. (the parent company or “NACCO”) is a holding company that has five operating segments. It is NACCO’s policy not to guarantee the debt of its subsidiaries, which make up these segments.
NOTE B — UNRESTRICTED CASH
The amount of unrestricted cash available to NACCO, included in “Investment in subsidiaries” was $6.2 million at December 31, 2008 and was in addition to the $71.2 million of cash included in the Parent Company Condensed Balance Sheets at December 31, 2008.
NOTE C — RECLASSIFICATION
Certain reclassifications have been made to the parent company’s prior years’ financial statements to conform to the current year’s presentation.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
YEAR ENDED DECEMBER 31, 2008, 2007 AND 2006

COL A.	COL B.	COL C.		COL D.		COL E.
		Additions				(E)
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other Accounts	Deductions		End of
Description	of Period	Expenses	—Describe (C)	—Describe		Period
(In millions)

2008
Reserves deducted from asset accounts:
Allowance for doubtful accounts (D)	$9.7	$8.8	$(0.7)	$2.1	(A)	$15.7

Allowance for discounts, adjustments and returns	12.4	20.4	—	20.4	(B)	12.4

2007
Reserves deducted from asset accounts:
Allowance for doubtful accounts (D)	$9.1	$2.4	$0.1	$1.9	(A)	$9.7

Allowance for discounts, adjustments and returns	7.1	18.4	—	13.1	(B)	12.4

2006
Reserves deducted from asset accounts:
Allowance for doubtful accounts (D)	$10.0	$2.7	$0.3	$3.9	(A)	$9.1

Allowance for discounts, adjustments and returns	9.0	11.0	—	12.9	(B)	7.1

(A)	Write-offs, net of recoveries.

(B)	Payments and customer deductions for product returns, discounts and allowances.

(C)	Subsidiary’s foreign currency translation adjustments and other.

(D)	Includes allowance of receivables classified as long-term of $6.2 million, $4.6 million and $4.0 million in 2008, 2007 and 2006, respectively.

(E)	Balances which are not required to be presented and those which are immaterial have been omitted.

EXHIBIT INDEX
(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

2.1(i)	Amended and Restated Spin-Off Agreement, dated as of April 25, 2007, among NACCO Industries, Inc., Housewares Holding Company, Hamilton Beach, Inc. and Hamilton Beach/Proctor-Silex, Inc., is incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed by the Company on May 1, 2007, Commission File Number 1-9172.

(3) Articles of Incorporation and By-laws.

3.1(i)	Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 1-9172.

3.1(ii)	Amended and Restated By-laws of the Company are incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on August 7, 2008, Commission File Number 1-9172.

(4) Instruments defining the rights of security holders, including indentures.

4.1	The Company by this filing agrees, upon request, to file with the Securities and Exchange Commission the instruments defining the rights of holders of Long-Term debt of the Company and its subsidiaries where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

4.2	The Mortgage and Security Agreement, dated April 8, 1976, between The Falkirk Mining Company (as Mortgagor) and Cooperative Power Association and United Power Association (collectively as Mortgagee) is incorporated herein by reference to Exhibit 4(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 1-9172.

4.3	Amendment No. 1 to the Mortgage and Security Agreement, dated as of December 15, 1993, between Falkirk Mining Company (as Mortgagor) and Cooperative Power Association and United Power Association (collectively as Mortgagee) is incorporated herein by reference to Exhibit 4(iii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File Number 1-9172.

4.4	Stockholders’ Agreement, dated as of March 15, 1990, among the signatories thereto, the Company and Ameritrust Company National Association, as depository, is incorporated herein by reference to Exhibit 2 to the Schedule 13D filed on March 29, 1990 with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.5	Amendment to Stockholders’ Agreement, dated as of April 6, 1990, among the signatories thereto, the Company and Ameritrust Company National Association, as depository, is incorporated herein by reference to Exhibit 4 to Amendment No. 1 to the Schedule 13D filed on April 11, 1990 with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.6	Amendment to Stockholders’ Agreement, dated as of April 6, 1990, among the signatories thereto, the Company and Ameritrust Company National Association, as depository, is incorporated herein by reference to Exhibit 5 to Amendment No. 1 to the Schedule 13D filed on April 11, 1990 with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.7	Amendment to Stockholders’ Agreement, dated as of November 17, 1990, among the signatories thereto, the Company, and Ameritrust Company National Association, as depository, is incorporated herein by reference to Amendment No. 2 to the Schedule 13D filed on March 18, 1991 with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.8	Amendment to Stockholders’ Agreement, dated as of November 14, 1996, among the signatories thereto, the Company, the New Participating Stockholders (as defined therein) and Key Bank, N.A. (successor to Ameritrust Company National Association), as depository, is incorporated herein by reference to Amendment No. 3 to the Schedule 13D filed on November 26, 1996, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.9	Amendment to Stockholders’ Agreement, dated as of November 14, 1996, among the signatories thereto, the Company, the New Participating Stockholders (as defined therein) and Key Bank, N.A. (successor to Ameritrust Company National Association), as depository, is incorporated herein by reference to Amendment No. 3 to the Schedule 13D filed on November 26, 1996, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.10	Amendment to Stockholders’ Agreement, dated as of April 9, 1998, by and among KeyCorp Shareholder Services, Inc., the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated herein by reference to Amendment No. 6 to the Schedule 13D filed on March 25, 1999, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.11	Amendment to Stockholders’ Agreement, dated as of December 26, 1998, by and among KeyCorp Shareholder Services, Inc., the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated herein by reference to Amendment No. 6 to the Schedule 13D filed on March 25, 1999, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.12	Amendment to Stockholders’ Agreement, dated as of November 30, 1999, by and among First Chicago Trust Company of New York, the Company and the Participating Stockholders (as defined therein) is incorporated herein by reference to Amendment No. 7 to the Schedule 13D filed on March 30, 2000, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.13	Amendment to Stockholders’ Agreement, dated as of November 30, 1999, by and among First Chicago Trust Company of New York, the Company and the Participating Stockholders (as defined therein) is incorporated herein by reference to Amendment No. 7 to the Schedule 13D filed on March 30, 2000, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.14	Amendment to Stockholders’ Agreement, dated as of March 30, 2000, by and among First Chicago Trust Company of New York, the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated herein by reference to Amendment No. 7 to the Schedule 13D filed on March 30, 2000, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.15	Amendment to Stockholders’ Agreement, dated as of October 31, 2000, by and among First Chicago Trust Company of New York, the Company and the Participating Stockholders (as defined therein) is incorporated herein by reference to Amendment No. 8 to the Schedule 13D filed on February 14, 2001, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.16	Amendment to Stockholders’ Agreement, dated as of October 31, 2000, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated herein by reference to Amendment No. 8 to the Schedule 13D filed on February 14, 2001, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.17	Amendment to Stockholders’ Agreement, dated as of February 14, 2001, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated herein by reference to Amendment No. 8 to the Schedule 13D filed on February 14, 2001, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.18	Amendment to Stockholders’ Agreement, dated as of December 26, 2001, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated herein by reference to Amendment No. 9 to the Schedule 13D filed on February 14, 2002, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.19	Amendment to Stockholders’ Agreement, dated as of February 11, 2002, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated herein by reference to Amendment No. 9 to the Schedule 13D filed on February 14, 2002, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.20	Indenture, dated as of May 9, 2002, by and among NMHG Holding Co., the Subsidiary Guarantors named therein and U.S. Bank National Association, as Trustee (including the form of 10% senior note due 2009) is incorporated herein by reference to Exhibit 4.2 to the NMHG Holding Co.’s Registration Statement on Form S-4 filed on May 28, 2002, Commission File Number 333-89248.

4.21	Amendment to Stockholders’ Agreement, dated as of October 24, 2002, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated herein by reference to Amendment No. 10 to the Schedule 13D filed on February 14, 2003, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.22	Amendment to Stockholders’ Agreement, dated as of December 30, 2002, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated herein by reference to Amendment No. 10 to the Schedule 13D filed on February 14, 2003, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.23	Amendment to Stockholders’ Agreement, dated as of December 28, 2004, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated herein by reference to Exhibit 4.23 of the Registration Statement on Form S-4, filed by the Company on January 12, 2005, Commission File Number 333-121996.

4.24	Amendment to Stockholders’ Agreement, dated as of February 7, 2005, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated herein by reference to Exhibit 4.24 of the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-4, filed by the Company on February 7, 2005, Commission File Number 333-121996.

4.25	Amendment to Stockholders’ Agreement, dated as of March 24, 2006, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated herein by reference to Amendment No. 15 to the Schedule 13D filed on February 14, 2008, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.26	Amendment to Stockholders’ Agreement, dated as of September 19, 2007, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated herein by reference to Amendment No. 15 to the Schedule 13D filed on February 14, 2008, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.27	Amendment to Stockholders’ Agreement, dated as of November 13, 2008, by and among National City Bank, the Company, the Participating Stockholders and the New Participating Stockholders is incorporated herein by reference to Amendment No. 16 to the Schedule 13D filed on February 13, 2009, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.28	Amendment to Stockholders’ Agreement, dated as of November 26, 2008, by and among National City Bank, the Company, the Participating Stockholders and the New Participating Stockholders is incorporated herein by reference to Amendment No. 16 to the Schedule 13D filed on February 13, 2009, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

(10) Material Contracts.

10.1*	The NACCO Industries, Inc. 1975 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

10.2*	Form of Incentive Stock Option Agreement for incentive stock options granted before 1987 under The NACCO Industries, Inc. 1975 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

10.3*	Form of Incentive Stock Option Agreement for incentive stock options granted after 1986 under The NACCO Industries, Inc. 1975 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(iii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

10.4*	Form of Non-Qualified Stock Option Agreement under The NACCO Industries, Inc., 1975 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(iv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

10.5*	The NACCO Industries, Inc. 1981 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

10.6*	Form of Non-Qualified Stock Option Agreement under The NACCO Industries, Inc. 1981 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(vi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

10.7*	Form of Incentive Stock Option Agreement for incentive stock options granted before 1987 under The NACCO Industries, Inc. 1981 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(vii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

10.8*	Form of Incentive Stock Option Agreement for incentive stock options granted after 1986 under The NACCO Industries, Inc. 1981 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(viii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

10.9*	Form of award agreement for the NACCO Industries, Inc. Supplemental Executive Long-Term Incentive Bonus Plan is incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed by the Company on May 15, 2006, Commission File Number 1-9172.

10.10*	Form of award agreement for the NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan, effective December 12, 2006, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2006, Commission File Number 1-9172.

10.11*	NACCO Industries, Inc. 2007 Annual Incentive Compensation Plan, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on March 23, 2007, Commission File Number 1-9172.

10.12*	NACCO Industries, Inc. Supplemental Annual Incentive Compensation Plan (As Amended and Restated Effective as of January 1, 2008) is incorporated herein by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Commission File Number 1-9172.

10.13*	NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan (As Amended and Restated Effective as of January 1, 2008) is incorporated herein by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Commission File Number 1-9172.

10.14*	NACCO Industries, Inc. Supplemental Executive Long-Term Incentive Bonus Plan (Effective as of January 1, 2008) is incorporated herein by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Commission File Number 1-9172.

10.15*	NACCO Industries, Inc. Non-Employee Directors’ Equity Compensation Plan (Effective as of January 1, 2008) is incorporated herein by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Commission File Number 1-9172.

10.16*	The Retirement Plan For Alfred M. Rankin, Jr. (As Amended and Restated as of December 1, 2007) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.17*	The NACCO Industries, Inc. Unfunded Benefit Plan (As Amended and Restated as of December 1, 2007) is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.18*	The NACCO Industries, Inc. Excess Retirement Plan (Effective January 1, 2008) is incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.19*	NACCO Industries, Inc. 2008 Annual Incentive Compensation Plan, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on March 31, 2008, Commission File Number 1-9172.

10.20*	Amendment No. 1 to the Retirement Benefit Plan for Alfred M. Rankin, Jr. (As Amended and Restated as of December 1, 2007) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K., filed by the Company on November 13, 2008, Commission File Number 1-9172.

10.21*	Amendment No. 1 to the NACCO Industries, Inc. Unfunded Benefit Plan (As Amended and Restated Effective as of December 1, 2007) is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on November 13, 2008, Commission File Number 1-9172.

10.22*	Amendment No. 1 to the NACCO Industries, Inc. Supplemental Executive Long-term Incentive Bonus Plan (As Amended and Restated Effective as of January 1, 2008) is attached hereto as Exhibit 10.22.

10.23	Purchase and Sale Agreement, dated October 11, 2000, by and among Phillips Petroleum Company, Phillips Coal Company, The North American Coal Corporation, Oxbow Property Company L.L.C. and Red Hills Property Company L.L.C. is incorporated herein by reference to Exhibit 10(xxxvii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

10.24	Credit Agreement, dated as of October 11, 2000, by and among The North American Coal Corporation, the Initial Lenders named therein, Salomon Smith Barney Inc., as Lead Arranger and Book Manager, Keybank National Association, as Syndication Agent, and Citibank N.A., as Agent, is incorporated herein by reference to Exhibit 10(liv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

10.25	Letter Amendment, dated as of November 20, 2001, to the Credit Agreement, dated as of October 11, 2000, by and among The North American Coal Corporation, the Lenders named therein, and Citibank N.A., as Agent, is incorporated herein by reference to Exhibit 10(lv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission File Number 1-9172.

10.26	Credit Agreement, dated as of March 8, 2005, by and among The North American Coal Corporation, the Initial Lenders named therein and Citibank N.A., as Agent, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on March 8, 2005, Commission File Number 1-9172.

10.27	Amendment No. 2 to the Credit Agreement, dated as of March 8, 2005, by and among The North American Coal Corporation, the Lenders, as defined in the Credit Agreement, and Citibank N.A., as agent for the Lenders, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on August 2, 2006, Commission File Number 1-9172.

10.28*	The North American Coal Corporation Deferred Compensation Plan For Management Employees (As Amended and Restated as of December 1, 2007) is incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.29*	The North American Coal Corporation Excess Retirement Plan (Effective January 1, 2008) is incorporated herein by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.30*	The North American Coal Corporation Supplemental Retirement Benefit Plan (As Amended and Restated as of January 1, 2008) is incorporated herein by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.31*	The North American Coal Corporation Value Appreciation Plan For Years 2000 to 2009 (As Amended and Restated Effective as of December 1, 2007) is incorporated herein by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.32*	The North American Coal Corporation Value Appreciation Plan For Years 2006 to 2015 (As Amended and Restated Effective as of January 1, 2008) is incorporated herein by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.33*	The North American Coal Corporation 2008 Annual Incentive Compensation Plan, is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed by the Company on March 31, 2008, Commission File Number 1-9172.

10.34*	Amendment No. 1 to The North American Coal Corporation Deferred Compensation Plan For Management Employees (As Amended and Restated as of December 1, 2007) is incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed by the Company on November 13, 2008, Commission File Number 1-9172.

10.35*	Amendment No. 1 to the North American Coal Corporation Value Appreciation Plan for Years 2006 to 2015 (Amended and Restated Effective January 1, 2008) is attached hereto as Exhibit 10.35.

10.36	Agreement and Plan of Merger, dated as of April 7, 1989, among NACCO Industries, Inc., Yale Materials Handling Corporation, Acquisition I, Esco Corporation, Hyster Company and Newesco, is incorporated herein by reference to Exhibit 2.1 to Hyster-Yale Materials Handling, Inc.’s Registration Statement on Form S-1 filed May 17, 1989, Commission File Number 33-28812.

10.37	Agreement and Plan of Merger, dated as of April 7, 1989, among NACCO Industries, Inc., Yale Materials Handling Corporation, Acquisition II, Hyster Company and Newesco, is incorporated herein by reference to Exhibit 2.2 to Hyster-Yale Materials Handling, Inc.’s Registration Statement on Form S-1 filed May 17, 1989, Commission File Number 33-28812.

10.38	Credit Agreement, dated as of May 9, 2002, among NMHG Holding Co., NACCO Materials Handling Group, Inc., NMHG Distribution Co., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time a party thereto as Issuing Bank, Citicorp North America, Inc., as administrative agent for the Lenders and the Issuing Bank thereunder and Credit Suisse First Boston as joint arrangers and joint bookrunners and CSFB as syndication agent is incorporated herein by reference to Exhibit 10.1 to the NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.39	Operating Agreement, dated July 31, 1979, among Eaton Corporation and Sumitomo Heavy Industries, Ltd. is incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.40	Agreement and Plan of Merger, dated as of December 20, 1993, between Hyster Company, an Oregon corporation, and Hyster Company, a Delaware corporation, is incorporated herein by reference to Exhibit 10(lxxviii) to Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 33-28812.

10.41	Agreement and Plan of Merger, dated as of December 20, 1993, between Yale Materials Handling Corporation, a Delaware corporation, Hyster Company, a Delaware corporation, and Hyster-Yale Materials Handling, Inc., a Delaware corporation, is incorporated herein by reference to Exhibit 10(lxxix) to Hyster-Yale Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File Number 33-28812.

10.42	Amendment, dated as of January 1, 1994, to the Third Amendment and Restated Operating Agreement dated as of November 7, 1991, between NACCO Materials Handling Group and AT&T Commercial Finance Corporation is incorporated herein by reference to Exhibit 10(c) to the Hyster-Yale Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, Commission File Number 33-28812.

10.43	Equity joint venture contract, dated November 27, 1997, between Shanghai Perfect Jinqiao United Development Company Ltd., People’s Republic of China, NACCO Materials Handling Group, Inc., USA, and Sumitomo-Yale Company Ltd., Japan is incorporated herein by reference to Exhibit 10.3 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.44	Recourse and Indemnity Agreement, dated October 21, 1998, between General Electric Capital Corp., NMHG Financial Services, Inc. and NACCO Materials Handling Group, Inc. is incorporated herein by reference to Exhibit 10.4 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.45	Restated and Amended Joint Venture and Shareholders Agreement, dated April 15, 1998, between General Electric Capital Corp. and NACCO Materials Handling Group, Inc. is incorporated herein by reference to Exhibit 10.5 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.46	Amendment No. 1 to the Restated and Amended Joint Venture and Shareholders Agreement between General Electric Capital Corporation and NACCO Materials Handling Group, Inc., dated as of October 21, 1998 is incorporated herein by reference to Exhibit 10.6 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.47	International Operating Agreement, dated April 15, 1998, between NACCO Materials Handling Group, Inc. and General Electric Capital Corp. (the “International Operating Agreement”) is incorporated herein by reference to Exhibit 10.7 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.48	Amendment No. 1 to the International Operating Agreement, dated as of October 21, 1998 is incorporated herein by reference to Exhibit 10.8 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.49	Amendment No. 2 to the International Operating Agreement, dated as of December 1, 1999, is incorporated herein by reference to Exhibit 10.9 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.50	Amendment No. 3 to the International Operating Agreement, dated as of May 1, 2000, is incorporated herein by reference to Exhibit 10.10 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.51	Letter agreement, dated November 22, 2000, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated herein by reference to Exhibit 10.11 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.52	A$ Facility Agreement, dated November 22, 2000, between GE Capital Australia and National Fleet Network Pty Limited is incorporated herein by reference to Exhibit 10.12 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.53	Loan Agreement, dated as of June 28, 1996, between NACCO Materials Handling Group, Inc. and NACCO Industries, Inc. is incorporated herein by reference to Exhibit 10.13 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.54	Business Sale Agreement, dated November 10, 2000, between Brambles Australia Limited, ACN 094 802 141 Pty Limited and NACCO Materials Handling Group, Inc. is incorporated herein by reference to Exhibit 10.14 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.55	First Amendment, dated as of June 28, 2002, to the Credit Agreement dated as of May 9, 2002, among NMHG Holding Co., NACCO Materials Handling Group, Inc. NMHG Distribution Co., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time a party thereto as Issuing Bank, Citicorp North America, Inc., as administrative agent for the Lenders and the Issuing Bank thereunder and Credit Suisse First Boston as joint arrangers and joint bookrunners and CSFB as syndication agent is incorporated herein by reference to Exhibit 10(xci) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.56	Amendment No. 2, dated as of January 1, 2004, to the Restated and Amended Joint Venture and Shareholders Agreement between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. is incorporated herein by reference to Exhibit 10.35 to NMHG Holding Co.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, Commission File Number 333-89248.

10.57	Letter Agreement, dated March 12, 2004, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated herein by reference to Exhibit 10.36 to NMHG Holding Co.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, Commission File Number 333-89248.

10.58	Letter Agreement, dated December 15, 2004, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated herein by reference to Exhibit 10.1 to NMHG Holding Co.’s Current Report on Form 8-K, filed on February 18, 2005, Commission File Number 333-89248.

10.59	Letter Agreement, dated February 14, 2005, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated herein by reference to Exhibit 10.2 to NMHG Holding Co.’s Current Report on Form 8-K, filed on February 18, 2005, Commission File Number 333-89248.

10.60	Fourth Amendment, dated as of June 30, 2004, to the Credit Agreement dated as of May 9, 2002, among NMHG Holding Co., NACCO Materials Handling Group, Inc., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time a party thereto as Issuing Bank, Citicorp North America, Inc., as administrative agent for the Lenders and the Issuing Bank thereunder and Credit Suisse First Boston as joint arrangers and joint bookrunners and CSFB as syndication agent is incorporated herein by reference to Exhibit 10.37 to NMHG Holding Co.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File Number 333-89248.

10.61	Letter Agreement, dated March 28, 2005, between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on April 1, 2005, Commission File Number 1-9172.

10.62	Letter Agreement, dated May 31, 2005, between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on June 6, 2005, Commission File Number 1-9172.

10.63	Amendment No. 5, dated September 29, 2005, to the International Operating Agreement between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated herein by reference to Exhibit 10.1 to NMHG Holding Co.’s Current Report on Form 8-K, filed on October 4, 2005, Commission File Number 333-89248.

10.64	Amended and Restated Credit Agreement, dated as of December 19, 2005, among NMHG Holding Co., NACCO Materials Handling Group, Inc., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time a party thereto as Issuing Bank, Citicorp North America, Inc., in its capacity as administrative agent for the Lenders and the Issuing Bank thereunder and Citigroup Global Markets Inc. as sole lead arranger and sole bookrunner is incorporated herein by reference to Exhibit 10.1 to NMHG Holding Co.’s Current Report on Form 8-K, filed on December 21, 2005, Commission File Number 333-89248.

10.65	Term Loan Agreement, dated March 22, 2006, by and among NACCO Materials Handling Group, Inc., as borrower, the financial institutions party thereto, Citicorp North America, Inc., as Administrative Agent, and Citigroup Global Markets Inc., as Sole Lead Arranger, Sole Bookrunner and Syndication Agent, is incorporated herein by reference to Exhibit 10.1 to NMHG Holding Co.’s Current Report on Form 8-K, filed on March 28, 2006, Commission File Number 333-89248.

10.66	First Amendment to the Amended and Restated Credit Agreement, dated as of March 22, 2006, by and among NMHG Holding Co., NACCO Materials Handling Group, Inc., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time a party thereto as Issuing Bank, Citicorp North America, Inc., in its capacity as administrative agent for the Lenders and the Issuing Bank thereunder, and Citigroup Global Markets Inc. as sole lead arranger and sole bookrunner is incorporated herein by reference to Exhibit 10.1 to NMHG Holding Co.’s Current Report on Form 8-K, filed on April 3, 2006, Commission File Number 333-89248.

10.67	Second Amendment to the Amended and Restated Credit Agreement, dated as of December 19, 2005, by and among NMHG Holding Co., certain of its subsidiaries, the Lenders, as defined in the Credit Agreement, and Citicorp North America, Inc., as administrative agent for the Lenders, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on July 27, 2006, Commission File Number 1-9172.

10.68	Third Amendment to the Amended and Restated Credit Agreement, dated as of December 19, 2005, by and among NMHG Holding Co., NACCO Materials Handling Group, Inc., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time a party thereto as Issuing Bank, Citicorp North America, Inc., in its capacity as administrative agent for the Lenders and the Issuing Bank thereunder, and Citigroup Global Markets Inc. as sole lead arranger and sole bookrunner is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 19, 2006, Commission File Number 1-9172.

10.69	Agreement for Services between NMHG Oregon, LLC and Reginald R. Eklund, Effective July 1, 2006 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on September 6, 2006, Commission File Number 1-9172.

10.70*	The NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (As Amended and Restated Effective December 1, 2007), is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.71*	The NACCO Materials Handling Group, Inc. Excess Retirement Plan (Effective January 1, 2008), is incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.72*	The NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan For the Period From January 1, 2000 Through December 31, 2007 (As Amended and Restated as of December 1, 2007), is incorporated herein by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.73*	Amendment No. 1 to The NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan For the Period From January 1, 2000 Through December 31, 2007 (As Amended and Restated as of December 1, 2007), is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on April 30, 2008, Commission File Number 1-9172.

10.74*	The NACCO Materials Handling Group, Inc. 2008 Annual Incentive Compensation Plan, is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed by the Company on March 31, 2008, Commission File Number 1-9172.

10.75*	The NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (Effective January 1, 2008), is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on May 16, 2008, Commission File Number 1-9172.

10.76	Amendment No. 3, effective as of July 1, 2008, to the Restated and Amended Joint Venture and Shareholders Agreement, dated as of April 15, 1998, by and between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on August 1, 2008, Commission File Number 1-9172.

10.77	Amendment No. 7, effective as of July 1, 2008, to the International Operating Agreement, dated as of April 15, 1998, by and between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on August 1, 2008, Commission File Number 1-9172.

10.78	Amendment No. 2, effective as of July 1, 2008, to the Recourse and Indemnity Agreement, dated as of October 21, 1998, by and among NACCO Materials Handling Group, Inc., NMHG Financial Services, Inc. and General Electric Capital Corporation, is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed by the Company on August 1, 2008, Commission File Number 1-9172.

10.79	Letter Agreement executed October 15, 2008 by and between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on October 20, 2008, Commission File Number 1-9172.

10.80*	Amendment No. 1 to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (As Amended and Restated Effective December 1, 2007), is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed by the Company on November 13, 2008, Commission File Number 1-9172.

10.81*	NACCO Materials Handling Group, Inc. Excess Pension Plan for UK Transferees (As Amended and Restated Effective November 11, 2008) is attached hereto as Exhibit 10.81.

10.82*	Amendment No. 1 to the NACCO Materials Handling Group, Inc. Excess Retirement Plan (Effective January 1, 2008) is attached hereto as Exhibit 10.82.

10.83*	The Kitchen Collection, Inc. Deferred Compensation Plan for Management Employees (As Amended and Restated Effective December 1, 2007), is incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.84*	The Kitchen Collection, Inc. Excess Retirement Plan (Effective January 1, 2008), is incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.85*	The Kitchen Collection, Inc. Long-Term Incentive Compensation Plan For the Period From January 1, 2003 Through December 31, 2007 (As Amended and Restated Effective as of December 1, 2007), is incorporated herein by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.86*	Amendment No. 1 to The Kitchen Collection, Inc. Long-Term Incentive Compensation Plan For the Period From January 1, 2003 Through December 31, 2007 (As Amended and Restated Effective as of December 1, 2007), is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on April 30, 2008, Commission File Number 1-9172.

10.87*	The Kitchen Collection, Inc. 2008 Annual Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on April 30, 2008, Commission File Number 1-9172.

10.88*	The Kitchen Collection, Inc. Long-Term Incentive Compensation Plan (Effective January 1, 2008), is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on April 30, 2008, Commission File Number 1-9172.

10.89	Guaranty Agreement, dated as of December 17, 2002, executed by Hamilton Beach/Proctor-Silex, Inc. in favor of Wachovia National Association, as Administrative Agent, and ABN Amro Bank N.V., Canadian Branch, as Canadian Agent, and the Lenders, for the benefit of Proctor-Silex Canada, Inc. is incorporated herein by reference to Exhibit 10(xcvii)

to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.90	Pledge Agreement, dated as of December 17, 2002, by and among HB-PS Holding Company, Inc. and Wachovia National Association, as Administrative Agent (100% of stock of Hamilton Beach/Proctor-Silex, Inc.) is incorporated herein by reference to Exhibit 10(xcviii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.91	Pledge Agreement, dated as of December 17, 2002, by and among Hamilton Beach/Proctor-Silex, Inc. and Wachovia National Association, as Administrative Agent (65% of stock of each of Proctor-Silex Canada, Inc., Grupo HB/PS, S.A. de C.V., Hamilton Beach/Proctor-Silex de Mexico, S.A. de C.V., and Proctor-Silex, S.A. de C.V. and 100% of Altoona Services, Inc.) is incorporated herein by reference to Exhibit 10(xcix) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.92	Agreement of Merger, dated as of January 20, 1988, among NACCO Industries, Inc., Housewares Holding Company, WE-PS Merger, Inc. and WearEver-ProctorSilex, Inc., is incorporated herein by reference to pages 8 through 97 of Exhibit 2 to the Company’s Current Report on Form 8-K, dated February 1, 1988, Commission File Number 1-9172.

10.93	Shareholders Agreement, dated January 20, 1988, among NACCO Industries, Inc. and the shareholders named therein is incorporated herein by reference to pages 98 through 108 of Exhibit 2 to the Company’s Current Report on Form 8-K, dated February 1, 1988, Commission File Number 1-9172.

10.94	Credit Agreement, dated as of December 17, 2002, among Hamilton Beach/Proctor-Silex, Inc. and Proctor-Silex Canada, Inc., as Borrowers, each of the Financial Institutions initially a signatory, as Lenders, Wachovia National Association, as Administrative Agent, ABN Amro Bank N.V., Canadian Branch, as Canadian Agent, Key Bank, National Association, as Syndication Agent, Fleet Capital Corporation, as Documentation Agent, LaSalle Business Credit, Inc., as Documentation Agent, and National City Commercial Finance, Inc., as Documentation Agent is incorporated herein by reference to Exhibit 10(xciv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.95	Security Agreement, dated as of December 17, 2002, between Hamilton Beach/Proctor-Silex, Inc. and Wachovia National Association, as Administrative Agent is incorporated herein by reference to Exhibit 10 (xcv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.96	Security Agreement, dated as of December 17, 2002, between Proctor-Silex Canada, Inc., Wachovia National Association, as Administrative Agent, and ABN Amro Bank N.V., Canadian Branch, as Canadian Agent is incorporated herein by reference to Exhibit 10(xcvi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.97	First Amendment, dated as of June 29, 2004, to the Credit Agreement, dated as of December 17, 2002, among Hamilton Beach/Proctor-Silex, Inc. and Proctor-Silex Canada, Inc., as Borrowers, each of the Financial Institutions initially a signatory, as Lenders, Wachovia National Association, as Administrative Agent, ABN Amro Bank N.V., Canadian Branch, as Canadian Agent, Key Bank, National Association, as Syndication Agent, Fleet Capital Corporation, as Documentation Agent, LaSalle Business Credit, Inc., as Documentation Agent, and National City Business Credit, Inc., as Documentation Agent is incorporated herein by reference to Exhibit 10(cxxxvi) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File Number 1-9172.

10.98	Second Amendment to Credit Agreement, dated as of June 23, 2005, among Hamilton Beach/Proctor-Silex, Inc., the Lenders named therein and Wachovia Bank, as Agent, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on June 24, 2005, Commission File Number 1-9172.

10.99	Third Amendment to Credit Agreement, dated as of May 17, 2006, among Hamilton Beach/Proctor-Silex, Inc., the Lenders named therein and Wachovia Bank, as Agent, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on June 26, 2006, Commission File Number 1-9172.

10.100	Fourth Amendment to Credit Agreement, dated as of May 31, 2007, among Hamilton Beach/Proctor-Silex, Inc., the Lenders named therein and UBS AG, Stamford Branch as Administrative Agent, KeyBank National Association as Documentation Agent and Wachovia Bank, National Association as Syndication Agent, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on June 4, 2007, Commission File Number 1-9172.

10.101	Term Loan Credit Agreement, dated as of May 31, 2007, among Hamilton Beach/Proctor-Silex, Inc., the Lenders named therein and UBS AG, Stamford Branch as Administrative Agent, KeyBank National Association as Documentation Agent and Wachovia Bank, National Association as Syndication Agent, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on June 4, 2007, Commission File Number 1-9172.

10.102	First Amendment to Term Loan Credit Agreement, dated as of July 6, 2007, among Hamilton Beach/Proctor-Silex, Inc., the Lenders named therein and UBS AG, Stamford Branch as Administrative Agent, is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on August 6, 2007, Commission File Number 1-9172.

10.103*	The Hamilton Beach Brands, Inc. Unfunded Benefit Plan (As Amended and Restated Effective as of December 1, 2007), is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.104*	The Hamilton Beach Brands, Inc. Excess Retirement Plan (Effective January 1, 2008), is incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.105*	The Hamilton Beach Brands, Inc. Long-Term Incentive Compensation Plan For the Period From January 1, 2003 Through December 31, 2007 (As Amended and Restated as of December 1, 2007), is incorporated herein by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.106*	Amendment No. 1 to The Hamilton Beach Brands, Inc. Long-Term Incentive Compensation Plan For the Period From January 1, 2003 Through December 31, 2007 (As Amended and Restated Effective as of December 1, 2007), is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on April 30, 2008, Commission File Number 1-9172.

10.107*	The Hamilton Beach Brands, Inc. 2008 Annual Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on March 31, 2008, Commission File Number 1-9172.

10.108*	The Hamilton Beach Brands, Inc. Long-Term Incentive Compensation Plan (Effective January 1, 2008) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on May 16, 2008, Commission File Number 1-9172.

10.109*	Amendment No. 1 to the Hamilton Beach Brands, Inc. Unfunded Benefit Plan (As Amended and Restated Effective as of December 1, 2007), is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed by the Company on November 13, 2008, Commission File Number 1-9172.

(18)	Letter re change in accounting principles is attached hereto as Exhibit 18.

(21)	Subsidiaries. A list of the subsidiaries of the Company is attached hereto as Exhibit 21.

(23)	Consents of experts and counsel.

23.1	The consent of Ernst & Young LLP, independent registered public accounting firm, is attached hereto as Exhibit 23.1.

(24)	Powers of Attorney.

24.1	A copy of a power of attorney for Owsley Brown II is attached hereto as Exhibit 24.1.

24.2	A copy of a power of attorney for Dennis W. LaBarre is attached hereto as Exhibit 24.2.

24.3	A copy of a power of attorney for Richard de J. Osborne is attached hereto as Exhibit 24.3.

24.4	A copy of a power of attorney for Ian M. Ross is attached hereto as Exhibit 24.4.

24.5	A copy of a power of attorney for Michael E. Shannon is attached hereto as Exhibit 24.5.

24.6	A copy of a power of attorney for Britton T. Taplin is attached hereto as Exhibit 24.6.

24.7	A copy of a power of attorney for David F. Taplin is attached hereto as Exhibit 24.7.

24.8	A copy of a power of attorney for John F. Turben is attached hereto as Exhibit 24.8.

24.9	A copy of a power of attorney for Eugene Wong is attached hereto as Exhibit 24.9.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31(i)(1).

31(i)(2)	Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31(i)(2).

(32)	Certification of Alfred M. Rankin, Jr. and Kenneth C. Schilling pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.

(99)	Other exhibits not required to otherwise be filed. Audited Combined Financial Statements for the Project Mines of The North American Coal Corporation: The Coteau Properties Company, The Falkirk Mining Company and The Sabine Mining Company, dated December 31, 2008, 2007 and 2006 with Report of Independent Registered Public Accounting Firm is attached hereto as Exhibit 99.

*	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Annual Report on Form 10-K.