Form 10-Q
period 2009-03-31
NACCO INDUSTRIES INC
filed 2009-05-05
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
YES ☑     NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐     NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☑
Number of shares of Class A Common Stock outstanding at April 29, 2009 6,684,176
Number of shares of Class B Common Stock outstanding at April 29, 2009 1,604,396

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31	DECEMBER 31
	2009	2008
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$155.8	$138.3
Accounts receivable, net	294.9	419.2
Inventories	452.5	480.2
Deferred income taxes	34.1	38.2
Prepaid expenses and other	64.5	65.3

Total Current Assets	1,001.8	1,141.2

Property, Plant and Equipment, Net	346.5	358.9
Coal Supply Agreements and Other Intangibles, Net	65.9	66.7
Long-term Deferred Income Taxes	22.8	21.3
Other Non-current Assets	113.0	99.8

Total Assets	$1,550.0	$1,687.9

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$265.7	$376.4
Revolving credit agreements — not guaranteed by the parent company	66.0	6.4
Current maturities of long-term debt — not guaranteed by the parent company	48.7	42.6
Accrued payroll	18.8	34.2
Accrued warranty	38.9	46.3
Deferred revenue	17.9	17.7
Other current liabilities	126.2	151.7

Total Current Liabilities	582.2	675.3

Long-term Debt — not guaranteed by the parent company	380.6	400.5
Pension and other Post-retirement Obligations	98.2	100.9
Other Long-term Liabilities	148.1	154.3

Total Liabilities	1,209.1	1,331.0

Stockholders’ Equity
Common stock:
Class A, par value $1 per share, 6,684,175 shares outstanding (2008 - 6,680,652 shares outstanding)	6.7	6.7
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,604,397 shares outstanding (2008 - 1,605,226 shares outstanding)	1.6	1.6
Capital in excess of par value	14.6	14.4
Retained earnings	385.9	399.3
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	7.1	17.4
Deferred loss on cash flow hedging	(2.7)	(9.1)
Pension and post-retirement plan adjustment	(72.5)	(73.6)

Total Stockholders’ Equity	340.7	356.7

Noncontrolling Interest	0.2	0.2

Total Equity	340.9	356.9

Total Liabilities and Equity	$1,550.0	$1,687.9

See Notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31
	2009	2008
	(In millions, except per share data)
Revenues	$558.6	$865.0
Cost of sales	472.8	732.7

Gross Profit	85.8	132.3
Earnings of unconsolidated project mining subsidiaries	10.5	8.6
Operating Expenses
Selling, general and administrative expenses	98.1	124.2
Restructuring charges	0.7	0.6
Gain on sale of assets	(1.7)	(0.2)

	97.1	124.6

Operating Profit (Loss)	(0.8)	16.3

Other income (expense)
Interest expense	(8.2)	(11.0)
Interest income	0.8	3.1
Income (loss) from other unconsolidated affiliates	(0.8)	1.8
Other	0.3	(2.1)

	(7.9)	(8.2)

Income (Loss) Before Income Taxes	(8.7)	8.1
Income tax provision	0.4	2.5

Net Income (Loss)	$(9.1)	$5.6

Comprehensive Income (Loss)	$(11.9)	$13.1

Basic and Diluted Earnings (Loss) per Share	$(1.10)	$0.68

Dividends per Share	$0.5150	$0.5000

Basic Weighted Average Shares Outstanding	8.287	8.275

Diluted Weighted Average Shares Outstanding	8.287	8.282

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31
	2009	2008
	(In millions)
Operating Activities
Net income (loss)	$(9.1)	$5.6
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation, depletion and amortization	13.6	15.4
Amortization of deferred financing fees	0.5	0.5
Deferred income taxes	4.0	16.0
Restructuring charges	0.7	0.6
Gain on sale of assets	(1.7)	(0.2)
Other	(8.8)	1.9
Working capital changes
Accounts receivable	120.8	35.6
Inventories	22.2	(54.9)
Other current assets	(16.0)	(27.1)
Accounts payable	(107.2)	(15.5)
Other liabilities	(40.0)	(63.4)

Net cash used for operating activities	(21.0)	(85.5)

Investing Activities
Expenditures for property, plant and equipment	(9.0)	(18.0)
Proceeds from the sale of assets	4.9	1.8
Other	(0.8)	—

Net cash used for investing activities	(4.9)	(16.2)

Financing Activities
Additions to long-term debt	5.6	8.3
Reductions of long-term debt	(18.2)	(25.8)
Net additions to revolving credit agreements	60.3	62.2
Cash dividends paid	(4.3)	(4.1)
Other	(0.2)	—

Net cash provided by financing activities	43.2	40.6

Effect of exchange rate changes on cash	0.2	1.7

Cash and Cash Equivalents
Increase (decrease) for the period	17.5	(59.4)
Balance at the beginning of the period	138.3	281.2

Balance at the end of the period	$155.8	$221.8

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	THREE MONTHS ENDED
	MARCH 31
	2009	2008
	(In millions, except per share data)
Stockholders’ Equity:
Class A Common Stock	$6.7	$6.7

Class B Common Stock	1.6	1.6

Capital in Excess of Par Value
Beginning balance	14.4	14.1
Stock-based compensation	0.1	0.4
Shares issued under stock compensation plans	0.1	0.1

	14.6	14.6

Retained Earnings
Balance as of December 31:
2008	399.3	—
2007	—	854.9
Cumulative effect of accounting change for SFAS No. 158, net of $0.5 tax benefit	—	(1.1)

Beginning balance	399.3	853.8
Net income (loss)	(9.1)	5.6
Cash dividends on Class A and Class B common stock:
2009 $0.5150 per share	(4.3)	—
2008 $0.5000 per share	—	(4.1)

	385.9	855.3

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(65.3)	14.1
Foreign currency translation adjustment	(10.3)	11.3
Reclassification of hedging activity into earnings	1.1	0.3
Current period cash flow hedging activity	5.3	(6.1)
Cumulative effect of accounting change for SFAS No. 158	—	1.0
Reclassification of pension and post-retirement activities into earnings	1.1	1.0

	(68.1)	21.6

Total Stockholders’ Equity	340.7	899.8

Noncontrolling Interest	0.2	—

Total Equity	$340.9	$899.8

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of NACCO Industries, Inc. (the parent company or “NACCO”) and its wholly owned subsidiaries (collectively, “NACCO Industries, Inc. and Subsidiaries” or the “Company”). Intercompany accounts and transactions are eliminated in consolidation. Also included is Shanghai Hyster Forklift Ltd., a 70% owned joint venture of NMHG Holding Co. (“NMHG”) in China. The Company’s subsidiaries operate in the following principal industries: lift trucks, small appliance distribution, specialty retail and mining. The Company manages its subsidiaries primarily by industry; however, the Company manages its lift truck operations as two reportable segments: wholesale manufacturing and retail distribution.
NMHG designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names. NMHG manages its operations as two reportable segments: wholesale manufacturing (“NMHG Wholesale”) and retail distribution (“NMHG Retail”). NMHG Wholesale includes the manufacture, sale and leasing of lift trucks and the related sale of service parts, primarily to independent and wholly owned Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, The Netherlands, China, Italy, Japan, Mexico, the Philippines and Brazil. NMHG Retail includes the sale, leasing and service of Hyster® and Yale® lift trucks and related service parts by wholly owned retail dealerships. Hamilton Beach Brands, Inc. (“HBB”) is a leading designer, marketer and distributor of small electric household appliances, as well as commercial products for restaurants, bars and hotels. The Kitchen Collection, Inc. (“KC”) is a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States. The North American Coal Corporation and its affiliated coal companies (collectively, “NACoal”) mine and market lignite coal primarily as fuel for power generation and provide selected value-added mining services for other natural resources companies.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of March 31, 2009 and the results of its operations for the three months ended March 31, 2009 and 2008 and the results of its cash flows and changes in equity for the three months ended March 31, 2009 and 2008 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements.
Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2009. Because the HBB and KC businesses are seasonal, a majority of revenues and operating profit typically occurs in the second half of the calendar year when sales of small electric household appliances to retailers and consumers increase significantly for the fall holiday selling season. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Note 2 — Recently Issued Accounting Standards
FSP FAS 132(R)-1: In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets.” FSP FAS 132(R)-1 modifies existing requirements to require additional disclosures about plan assets of an employer’s defined benefit pension or other postretirement plan. The disclosure requirements of FSP FAS 132(R)-1 are effective for fiscal years ending after December 15, 2009. The Company will include the disclosures upon adoption in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
FSP FAS 107-1 and APB 28-1: In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB-28-1 amends Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments for interim reporting periods, as well as in annual financial statements. In addition, the pronouncement also amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim reporting periods ending after June 15, 2009. The Company will include the disclosures upon adoption in its Quarterly Report on Form 10-Q for the second quarter of 2009.

SFAS No. 141R: In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R modifies the accounting for business combinations by requiring that acquired assets and assumed liabilities be recorded at fair value, contingent consideration arrangements be recorded at fair value on the date of the acquisition and preacquisition contingencies will generally be accounted for in purchase accounting at fair value. The pronouncement also requires that transaction costs be expensed as incurred, acquired research and development be capitalized as an indefinite-lived intangible asset and the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” be met at the acquisition date in order to accrue for a restructuring plan in purchase accounting. SFAS No. 141R is required to be adopted prospectively effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 141R did not have a material effect on the Company’s financial position or results of operations.
SFAS No. 160: In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 modifies the reporting for noncontrolling interests in the balance sheet and minority interest income (loss) in the income statement. The pronouncement also requires that increases and decreases in the noncontrolling ownership interest amount be accounted for as equity transactions. SFAS No. 160 is required to be adopted prospectively, with limited exceptions, effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 did not have a material effect on the Company’s financial position or results of operations.
Reclassifications: Certain amounts in the prior periods’ Unaudited Condensed Consolidated Financial Statements have been reclassified to conform to the current period’s presentation.
Note 3 — Restructuring and Related Programs
NMHG Program
During 2008 and 2009, based on the decline in economic conditions, NMHG’s management reduced its number of employees worldwide. As a result, NMHG recognized a charge of approximately $6.3 million in 2008 and $0.7 million in 2009 related to severance. Severance payments of $2.5 million were made during the first three months of 2009. Payments related to these reductions in force are expected to continue through the first half of 2009. NMHG continues to evaluate the appropriate size of its workforce worldwide to match market demand for lift trucks in response to the decline in economic conditions.
NMHG 2007 Restructuring Programs
During 2007, NMHG’s Board of Directors approved a plan to phase out production of current products at its facility in Irvine, Scotland by early 2009, change the product mix at its Craigavon, Northern Ireland facility and increase production at its Berea, Kentucky and Sulligent, Alabama plants in the United States and at its Ramos Arizpe facility in Mexico. As a result, NMHG Wholesale recognized a charge of approximately $5.5 million in 2007. Of this amount, $5.2 million related to severance and $0.3 million related to other costs of the restructuring. During 2008, NMHG recognized an additional charge of $3.2 million. Of this amount, $2.2 million related to severance and $1.0 million related to other costs of the restructuring. In addition, $0.4 million of the amount previously accrued was reversed in 2008, as a result of a reduction in the estimate of employees eligible to receive severance payments. Payments of $2.4 million were made for severance during the first three months of 2009. Payments related to this restructuring plan are expected to be made through the first half of 2009. No further charges related to this plan are expected.
Following is the detail of the charges related to the NMHG restructuring programs:

	Total charges	Total charges	Charges incurred in
	expected to be	incurred through	the three months
	incurred	December 31, 2008	ended March 31, 2009
Cash charges
Severance	$14.0	$13.3	$0.7
Other	1.3	1.3	—

	$15.3	$14.6	$0.7

Following is an analysis of the activity related to the NMHG restructuring liability:

Severance
Balance at January 1, 2009	$10.0
Provision	0.7
Payments	(4.9)
Foreign currency effect	(0.2)

Balance at March 31, 2009	$5.6

Note 4 — Inventories
Inventories are summarized as follows:

	MARCH 31	DECEMBER 31
	2009	2008
Manufactured inventories:
Finished goods and service parts -
NMHG Wholesale	$172.0	$177.9
Raw materials and work in process -
NMHG Wholesale	174.2	196.4

Total manufactured inventories	346.2	374.3

Sourced inventories:
HBB	72.4	70.4

Retail inventories:
NMHG Retail	23.2	24.7
KC	50.8	50.4

Total retail inventories	74.0	75.1

Total inventories at FIFO	492.6	519.8

Coal — NACoal	8.7	11.8
Mining supplies — NACoal	11.6	11.6

Total inventories at weighted average	20.3	23.4

NMHG LIFO reserve	(60.4)	(63.0)

	$452.5	$480.2

The cost of certain manufactured and retail inventories at NMHG, including service parts, has been determined using the last-in-first-out (“LIFO”) method. At March 31, 2009 and December 31, 2008, 37% and 38%, respectively, of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation. During the first three months of 2009 and 2008, reductions in LIFO inventories at NMHG resulted in liquidations of LIFO inventory layers carried at lower costs compared with current year purchases. The income statement effect of such liquidations on “Cost of sales” was a benefit of $2.4 million and $0.8 million during the first three months of 2009 and 2008, respectively.

Note 5 — Derivative Financial Instruments
The Company uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies. These contracts hedge firm commitments and forecasted transactions relating to cash flows associated with sales and purchases denominated in currencies other than the subsidiaries’ functional currencies. Changes in the fair value of forward foreign currency exchange contracts that are effective as hedges are recorded in accumulated other comprehensive income (loss) (“OCI”). Deferred gains or losses are reclassified from OCI to the Unaudited Condensed Consolidated Statements of Operations in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in cost of sales. The ineffective portion of derivatives that are classified as hedges is immediately recognized in earnings and generally recognized in cost of sales.
The Company uses interest rate swap agreements to partially reduce risks related to floating rate financing agreements that are subject to changes in the market rate of interest. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. The Company’s interest rate swap agreements and its variable rate financings are predominately based upon the three-month and six-month LIBOR (London Interbank Offered Rate). Changes in the fair value of interest rate swap agreements that are effective as hedges are recorded in OCI. Deferred gains or losses are reclassified from OCI to the Unaudited Condensed Consolidated Statements of Operations in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in interest expense. The ineffective portion of derivatives that are classified as hedges is immediately recognized in earnings and included on the line “Other” in the “Other income (expense)” section of the Unaudited Condensed Consolidated Statements of Operations.
Interest rate swap agreements and forward foreign currency exchange contracts held by the Company have been designated as hedges of forecasted cash flows. The Company does not currently hold any nonderivative instruments designated as hedges or any derivatives designated as fair value hedges as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
The Company periodically enters into foreign currency exchange contracts that do not meet the criteria for hedge accounting in accordance with SFAS No. 133. These derivatives are used to reduce the Company’s exposure to foreign currency risk related to forecasted purchase or sales transactions or forecasted intercompany cash payments or settlements. Gains and losses on these derivatives are included on the line “Other” in the “Other income (expense)” section of the Unaudited Condensed Consolidated Statements of Operations.
Cash flows from hedging activities are reported in the Unaudited Condensed Consolidated Statements of Cash Flows in the same classification as the hedged item, generally as a component of cash flows from operations.
The Company measures its derivatives at fair value on a recurring basis using significant observable inputs, which is Level 2 as defined in the SFAS No. 157, “Fair Value Measurements,” fair value hierarchy. The Company uses a present value technique that incorporates the LIBOR swap curve, foreign currency spot rates and foreign currency forward rates to value its derivatives, including its interest rate swap agreements and foreign currency exchange contracts, and also incorporates the effect of its subsidiary and counterparty credit risk into the valuation. The fair value of derivative assets was $0.8 million and the fair value of derivative liabilities was $39.8 million at March 31, 2009.
Foreign Currency Derivatives: NMHG and HBB held forward foreign currency exchange contracts with total notional amounts of $398.7 million and $12.4 million, respectively, at March 31, 2009, primarily denominated in euros, British pounds, Japanese yen, Canadian dollars, Swedish kroner, Mexican pesos and Australian dollars. NMHG and HBB held forward foreign currency exchange contracts with total notional amounts of $561.1 million and $13.0 million, respectively, at December 31, 2008, primarily denominated in euros, British pounds, Japanese yen, Canadian dollars, Swedish kroner, Australian dollars and Mexican pesos. The fair value of these contracts approximated a net liability of $13.4 million and $10.7 million at March 31, 2009 and December 31, 2008, respectively.
Forward foreign currency exchange contracts that qualify for hedge accounting are used to hedge transactions expected to occur within the next twelve months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges in accordance with SFAS No. 133, as amended, has been included in OCI. Based on market valuations at March 31, 2009, $2.0 million of the amount included in OCI at March 31, 2009 is expected to be reclassified as income into the Consolidated Statement of Operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: The following table summarizes the notional amounts, related rates (including applicable margins) and remaining terms of interest rate swap agreements active at March 31, 2009 and December 31, 2008:

	Notional Amount		Average Fixed Rate
	March 31	December 31	March 31	December 31	Remaining Term at
	2009	2008	2009	2008	March 31, 2009
NMHG	$211.0	$211.0	4.4%	4.4%	Various, extending to May 2012
HBB	$108.0	$108.0	4.7%	4.7%	Various, extending to May 2012
NACoal	$15.0	$25.0	5.8%	5.8%	March 2010
In addition to the interest rate swap agreements reflected in the table, at March 31, 2009, NMHG holds certain contracts that begin on various dates starting in May 2009 and extend to various dates through February 2013. These contracts increase the notional amount to $428.5 million at March 31, 2009, but the amount outstanding at any one time will not exceed the balance of the NMHG Term Loan. In addition to the interest rate swap agreements reflected in the table, at March 31, 2009, HBB holds certain contracts that begin on various dates starting in June 2009 and extend to various dates through June 2013. These contracts increase the notional amount to $203.0 million at March 31, 2009, but the amount outstanding at any one time will not exceed the balance of the HBB Term Loan. The fair value of all interest rate swap agreements was a net liability of $25.6 million and $26.1 million at March 31, 2009 and December 31, 2008, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges in accordance with SFAS No. 133, as amended, has been included in OCI. Based on market valuations at March 31, 2009, $5.0 million is expected to be reclassified as expense into the Consolidated Statement of Operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements.
NMHG: NMHG has interest rate swap agreements that hedge interest payments on the NMHG Term Loan. The interest rate swap agreements held by NMHG on March 31, 2009 are expected to continue to be effective as hedges.
HBB: HBB has interest rate swaps that hedge interest payments on the HBB Term Loan. The interest rate swap agreements held by HBB on March 31, 2009 are expected to continue to be effective as hedges.
The following table summarizes the fair value of derivative instruments reflected on a gross basis at March 31, 2009 and December 31, 2008 as recorded in the Consolidated Balance Sheets:

	Asset Derivatives			Liability Derivatives
		March 31	December 31		March 31	December 31
	Balance sheet	2009	2008	Balance sheet	2009	2008
	location	Fair value	Fair value	location	Fair value	Fair value
Derivatives designated as hedging instruments under SFAS 133
Interest rate swap agreements
Current	Prepaid expenses and other	$—	$—	Other current liabilities	$4.4	$3.4
Long-term	Other non-current assets	—	—	Other long-term liabilities	20.6	21.9
Foreign currency exchange contracts
Current	Prepaid expenses and other	0.8	1.4	Other current liabilities	15.8	13.8
Long-term	Other non-current assets	—	1.7	Other long-term liabilities	—	—

Total derivatives designated as hedging instruments under SFAS 133		$0.8	$3.1		$40.8	$39.1

Derivatives not designated as hedging instruments under SFAS 133
Interest rate swap agreements
Current	Prepaid expenses and other	$—	$—	Other current liabilities	$0.6	$0.7
Long-term	Other non-current assets	—	—	Other long-term liabilities	—	—
Foreign currency exchange contracts
Current	Prepaid expenses and other	—	(0.1)	Other current liabilities	(1.6)	—
Long-term	Other non-current assets	—	—	Other long-term liabilities	—	—

Total derivatives not designated as hedging instruments under SFAS 133		$—	$(0.1)		$(1.0)	$0.7

Total derivatives		$0.8	$3.0		$39.8	$39.8

The following table summarizes the impact of derivative instruments for the three months ended March 31 as recorded in the Consolidated Statements of Operations:

						Location of Gain or	Amount of Gain or (Loss)
						(Loss) Recognized in	Recognized in Income on
	Amount of Gain or (Loss)		Location of Gain	Amount of Gain or		Income on Derivative	Derivative (Ineffective
	Recognized in OCI on		or (Loss)	(Loss) Reclassified from		(Ineffective Portion	Portion and Amount
	Derivative (Effective		Reclassified from	OCI into Income		and Amount	Excluded from
Derivatives in SFAS 133 Cash	Portion)		OCI into Income	(Effective Portion)		Excluded from	Effectiveness Testing)
Flow Hedging Relationships	2009	2008	(Effective Portion)	2009	2008	Effectiveness Testing)	2009	2008
Interest rate swap agreements	$1.5	$(8.1)	Interest income (expense)	$(2.1)	$(0.6)	N/A	$—	$—
Foreign currency exchange contracts	3.1	(2.6)	Cost of sales	0.6	1.1	N/A	—	—

Total	$4.6	$(10.7)		$(1.5)	$0.5		$—	$—

	Location of Gain
	or (Loss)
	Recognized in	Amount of Gain or (Loss)
Derivatives Not Designated as	Income on	Recognized in Income on
Hedging Instruments under	Derivative	Derivative
SFAS 133		2009	2008
Interest rate swap agreements	Other	$0.2	$(1.0)
Foreign currency exchange contracts	Cost of sales or Other	(0.4)	2.0

Total		$(0.2)	$1.0

Note 6 — Unconsolidated Subsidiaries and Equity Investments
Three of NACoal’s wholly owned subsidiaries, the project mining subsidiaries, meet the definition of a variable interest entity pursuant to FASB Interpretation (“FIN”) No. 46. The project mining subsidiaries were developed between 1974 and 1981 and operate lignite coal mines under long-term contracts with various utility customers. The contracts with the project mining subsidiaries’ utility customers allow each mine to sell lignite coal at a price based on actual cost plus an agreed pre-tax profit per ton. The taxes resulting from earnings of the project mining subsidiaries are solely the responsibility of the Company. These entities are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed. The obligations of the project mining subsidiaries are without recourse to NACCO and NACoal. Although NACoal owns 100% of the stock and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities of the project mining subsidiaries or absorb any expected losses without additional support from the utility customers. As a result, NACoal is not the primary beneficiary and therefore does not consolidate these entities’ financial position or results of operations. The pre-tax income from the project mining subsidiaries is reported on the line “Earnings of unconsolidated project mining subsidiaries” in the Unaudited Condensed Consolidated Statements of Operations with related taxes included in the provision for income taxes. The Company has included the pre-tax earnings of the project mining subsidiaries above operating profit as they are an integral component of the Company’s business and operating results. The investment in the project mining subsidiaries and related tax assets and liabilities was $18.3 million and $16.6 million at March 31, 2009 and December 31, 2008, respectively, and are included on the line “Other Non-Current Assets” in the Unaudited Condensed Consolidated Balance Sheets. The Company’s risk of loss relating to these entities is limited to its invested capital, which was $3.7 million and $5.0 million at March 31, 2009 and December 31, 2008, respectively.
Summarized financial information for the project mining subsidiaries is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2009	2008
Revenues	$95.1	$80.9
Gross profit	$15.9	$12.7
Income before income taxes	$10.5	$8.6
Income from continuing operations	$8.2	$6.6
Net income	$8.2	$6.6
NMHG has a 20% ownership interest in NMHG Financial Services, Inc. (“NFS”), a joint venture with GE Capital Corporation (“GECC”), formed primarily for the purpose of providing financial services to independent Hyster® and Yale® lift truck dealers and National Account customers in the United States. NMHG’s ownership in NFS is accounted for using the equity method of accounting. NFS is considered a variable interest entity, however, the Company has concluded that NMHG is not the primary beneficiary and will, therefore, continue to use the equity method to account for its 20% interest in NFS. NMHG does not consider its variable interest in NFS to be significant.
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
The Company’s percentage share of the net income or loss from its equity investments in NFS and SN are reported on the line “Income (loss) from other unconsolidated affiliates” in the “Other income (expense)” section of the Unaudited Condensed Consolidated Statements of Operations. The Company’s equity investments are included on the line “Other Non-current Assets” in the Unaudited Condensed Consolidated Balance Sheets. At March 31, 2009 and December 31, 2008, NMHG’s investment in NFS was $12.8 million and $14.8 million, respectively, and NMHG’s investment in SN was $28.5 million and $29.9 million, respectively.

Summarized financial information for these two NMHG equity investments is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2009	2008
Revenues	$71.0	$101.9
Gross profit	$20.6	$29.2
Income from continuing operations	$0.1	$6.3
Net income	$0.1	$6.3
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
Under various financing arrangements for certain customers, including independently owned retail dealerships, NMHG provides guarantees of the residual values of lift trucks or recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which NMHG is providing a guarantee generally range from one to five years. Total guarantees and amounts subject to recourse or repurchase obligations at March 31, 2009 and December 31, 2008 were $166.3 million and $190.1 million, respectively. Losses anticipated under the terms of the guarantees, recourse or repurchase obligations are not significant and reserves have been provided for such losses in the accompanying Unaudited Condensed Consolidated Financial Statements. In such circumstances, NMHG retains a security interest in the related assets financed such that, in the event NMHG would become obligated under the terms of the recourse or repurchase obligations, NMHG would take title to the assets financed. The fair value of collateral held at March 31, 2009 was approximately $192.8 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities in which it has provided guarantees. As of March 31, 2009, the Company does not believe there is a significant risk of non-payment or non-performance of the obligations by these entities. In addition, NMHG has an agreement with GECC to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $50.3 million of guarantees for these certain eligible dealers are limited to 7.5% of their original loan balance, or $16.7 million as of March 31, 2009. The $50.3 million is included in the $166.3 million of total guarantees and amounts subject to standby recourse or repurchase obligations at March 31, 2009.
Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. On occasion, the credit quality of a customer or concentration issues within GECC may necessitate providing standby recourse or repurchase obligations or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At March 31, 2009, approximately $132.0 million of the Company’s total guarantees, recourse or repurchase obligations related to transactions with NFS. In addition, in connection with the joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At March 31, 2009, the amount of NFS’ debt guaranteed by NMHG was $182.7 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods, but is monitoring the effect of the current economic environment on NFS and GECC.
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
Changes in the Company’s current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2009
Balance at January 1	$59.9
Warranties issued	7.3
Settlements made	(15.3)
Foreign currency effect	(0.3)

Balance at March 31	$51.6

Note 8 — Income Taxes
The income tax provision includes U.S. federal, state and local, and foreign income taxes and is based on the application of a forecasted annual income tax rate applied to the current quarter’s year-to-date pre-tax income or loss. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings, taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the Company’s ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates, and certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated effective annual income tax rate. Additionally, FIN No. 18, “Accounting for Income Taxes in Interim Periods,” requires that the Company’s interim effective income tax rate be computed and applied without regard to pre-tax losses where such losses are not expected to generate a current-year tax benefit.
A reconciliation of the Company’s consolidated federal statutory and effective income tax is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2009	2008
Income (loss) before income taxes:	$(8.7)	$8.1

Statutory taxes (benefit) at 35%	$(3.0)	$2.8

FIN No. 18 interim adjustment	4.5	—

Other permanent items:
NACoal percentage depletion	2.7	(0.2)
Foreign tax rate differential	1.1	(0.3)
Valuation allowance	(4.3)	0.1
Other	(0.6)	0.1

	(1.1)	(0.3)

Income tax provision	$0.4	$2.5

Effective income tax rate	(4.6%)	30.9%

The effective income tax rate for the three months ended March 31, 2009 was negative since the Company recorded an income tax provision on a loss before income taxes, primarily due to the interim accounting adjustment required by the calculation of the effective income tax rate in accordance with FIN No. 18.

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
The components of pension and post-retirement (income) expense are set forth below:

	THREE MONTHS ENDED
	MARCH 31
	2009	2008
U.S. Pension
Service cost	$0.1	$0.1
Interest cost	2.1	2.2
Expected return on plan assets	(2.2)	(2.7)
Amortization of actuarial loss	1.2	0.6
Amortization of prior service cost	—	0.1

Total	$1.2	$0.3

Non-U.S. Pension
Service cost	$0.5	$0.8
Interest cost	1.6	2.2
Expected return on plan assets	(1.9)	(2.4)
Employee contributions	(0.2)	(0.3)
Amortization of actuarial loss	0.4	0.9

Total	$0.4	$1.2

Post-retirement
Service cost	$0.1	$0.1
Interest cost	0.2	0.2
Amortization of prior service credit	(0.1)	(0.1)

Total	$0.2	$0.2

Note 10 — Business Segments
Financial information for each of NACCO’s reportable segments, as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” is presented in the following table. See Note 1 for a discussion of the Company’s operating segments and product lines. NACCO’s non-operating segment, NACCO and Other, includes the accounts of the parent company and Bellaire Corporation.
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

	THREE MONTHS ENDED
	MARCH 31
	2009	2008
Revenue from external customers
NMHG
NMHG Wholesale	$371.6	$677.9
NMHG Retail	31.0	46.9
NMHG Eliminations	(13.5)	(25.9)

	389.1	698.9

HBB	94.2	95.2
KC	39.7	39.2
NACoal	36.5	32.3
NACCO and Other	—	—
Eliminations	(0.9)	(0.6)

Total	$558.6	$865.0

Operating profit (loss)
NMHG
NMHG Wholesale	$(12.8)	$13.4
NMHG Retail	(0.4)	(0.3)
NMHG Eliminations	0.6	0.1

	(12.6)	13.2

HBB	4.4	2.7
KC	(4.3)	(5.5)
NACoal	12.8	6.5
NACCO and Other	(1.1)	(0.7)
Eliminations	—	0.1

Total	$(0.8)	$16.3

	THREE MONTHS ENDED
	MARCH 31
	2009	2008
Net income (loss)
NMHG
NMHG Wholesale	$(19.1)	$7.9
NMHG Retail	(0.5)	(0.3)
NMHG Eliminations	1.1	(0.3)

	(18.5)	7.3

HBB	1.4	0.1
KC	(2.8)	(3.2)
NACoal	10.8	3.8
NACCO and Other	(1.5)	0.4
Eliminations	1.5	(2.8)

Total	$(9.1)	$5.6

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
NACCO Industries, Inc. (the parent company or “NACCO”) and its wholly owned subsidiaries (collectively, the “Company”) operate in the following principal industries: lift trucks, small appliance distribution, specialty retail and mining. Results of operations and financial condition are discussed separately by segment, which corresponds with the industry groupings. The Company manages its lift truck operations as two reportable segments: wholesale manufacturing and retail distribution. Results by segment are also summarized in Note 10 to the Unaudited Condensed Consolidated Financial Statements.
NMHG Holding Co. (“NMHG”) designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names. NMHG manages its operations as two reportable segments: wholesale manufacturing (“NMHG Wholesale”) and retail distribution (“NMHG Retail”). NMHG Wholesale includes the manufacture, sale and leasing of lift trucks and the related sale of service parts, primarily to independent and wholly owned Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, The Netherlands, China, Italy, Japan, Mexico, the Philippines and Brazil. NMHG Retail includes the sale, leasing and service of Hyster® and Yale® lift trucks and related service parts by wholly owned retail dealerships. Hamilton Beach Brands, Inc. (“HBB”) is a leading designer, marketer and distributor of small electric household appliances, as well as commercial products for restaurants, bars and hotels. The Kitchen Collection, Inc. (“KC”) is a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States. The North American Coal Corporation and its affiliated coal companies (collectively “NACoal”) mine and market lignite coal primarily as fuel for power generation and provide selected value-added mining services for other natural resources companies in the United States. Lignite coal is delivered from NACoal’s mines in Texas, North Dakota, Louisiana and Mississippi to adjacent or nearby power plants. Dragline mining services are provided for independently owned limerock quarries in Florida.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Please refer to the discussion of the Company’s Critical Accounting Policies and Estimates as disclosed on pages 36 through 39 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company’s Critical Accounting Policies and Estimates have not materially changed from December 31, 2008.

NACCO MATERIALS HANDLING GROUP
FINANCIAL REVIEW
NMHG Retail includes the elimination of intercompany revenues and profits resulting from sales by NMHG Wholesale to NMHG Retail.
The segment and geographic results of operations for NMHG were as follows for the three months ended March 31:

	2009	2008
Revenues
Wholesale
Americas	$229.2	$394.1
Europe	100.3	222.7
Asia-Pacific	42.1	61.1

	371.6	677.9

Retail (net of eliminations)
Europe	4.4	5.5
Asia-Pacific	13.1	15.5

	17.5	21.0

NMHG Consolidated	$389.1	$698.9

Operating profit (loss)
Wholesale
Americas	$(1.8)	$1.9
Europe	(10.1)	11.4
Asia-Pacific	(0.9)	0.1

	(12.8)	13.4

Retail (net of eliminations)
Europe	(0.3)	(0.2)
Asia-Pacific	0.5	—

	0.2	(0.2)

NMHG Consolidated	$(12.6)	$13.2

Interest expense
Wholesale	$(4.7)	$(6.5)
Retail (net of eliminations)	(0.2)	(0.4)

NMHG Consolidated	$(4.9)	$(6.9)

Other income (expense)
Wholesale	$0.5	$2.7
Retail (net of eliminations)	0.1	(0.1)

NMHG Consolidated	$0.6	$2.6

Net income (loss)
Wholesale	$(19.1)	$7.9
Retail (net of eliminations)	0.6	(0.6)

NMHG Consolidated	$(18.5)	$7.3

Effective income tax rate
Wholesale	(a )	17.7%
Retail (net of eliminations)	(a )	14.3%
NMHG Consolidated	(a )	18.0%

(a)	The effective income tax rate is not meaningful.
See further discussion of the consolidated effective income tax rate in Note 8 of the Unaudited Condensed Consolidated Financial Statements.

First Quarter of 2009 Compared with First Quarter of 2008
NMHG Wholesale
The following table identifies the components of change in revenues for the first quarter of 2009 compared with the first quarter of 2008:

Revenues
2008	$677.9

Increase (decrease) in 2009 from:
Unit volume	(282.3)
Foreign currency	(30.2)
Parts	(22.1)
Fleet services	(2.5)
Unit product mix and other	18.6
Unit price	12.2

2009	$371.6

Revenues decreased 45.2% to $371.6 million in the first quarter of 2009, primarily as a result of a decrease in unit and parts volume in all geographic regions due to the economic downturn in each of these markets. Worldwide unit shipments decreased in the first quarter of 2009 to 10,711 from shipments of 22,341 in the first quarter of 2008. Unfavorable foreign currency movements as the U.S. dollar strengthened against the euro, British pound and Australian dollar also contributed to the decrease in revenue during the first quarter of 2009. A favorable shift in sales mix to higher-priced lift trucks in the Americas, Europe and Asia-Pacific and the effect of unit and parts price increases implemented in prior years in the Americas and Europe slightly offset the decrease in revenues.
The following table identifies the components of change in operating profit (loss) for the first quarter of 2009 compared with the first quarter of 2008:

Operating
Profit (Loss)
2008	$13.4

Increase (decrease) in 2009 from:
Gross profit	(42.3)
Foreign currency	(0.6)
Other selling, general and administrative expenses	16.7

2009	$(12.8)

NMHG Wholesale recognized an operating loss of $12.8 million in the first quarter of 2009 compared with operating profit of $13.4 million in the first quarter of 2008. The decrease was primarily due to a decrease in gross profit partially offset by a decrease in selling, general and administrative expenses. The decrease in gross profit was mainly attributable to the decline in unit and parts volume, a shift in sales to lower-margin units and an increase in manufacturing costs as less fixed costs were absorbed due to lower production volumes. The negative impact to gross margin was partially offset by reduced warranty costs, resulting from better claims experience and lower sales volumes, and benefits totaling $12.2 million from price increases implemented in prior periods. The benefits of these price increases were partially offset by material cost increases of $3.0 million. The decrease in selling, general and administrative expenses was primarily due to cost containment actions, including reductions in employee-related expenses, implemented in late 2008 and early 2009.
NMHG Wholesale recognized a net loss of $19.1 million in the first quarter of 2009 compared with net income of $7.9 million in the first quarter of 2008, primarily as a result of the decrease in operating profit (loss) and higher income tax expense as a result of an interim tax accounting adjustment from a shift in the mix of pre-tax losses to jurisdictions where NMHG does not currently recognize a tax benefit for the losses.

Backlog
NMHG Wholesale’s worldwide backlog level decreased to approximately 12,800 units at March 31, 2009 compared with approximately 29,100 units at March 31, 2008 and approximately 14,900 units at December 31, 2008.
NMHG Retail (net of eliminations)
The following table identifies the components of change in revenues for the first quarter of 2009 compared with the first quarter of 2008:

Revenues
2008	$21.0

Increase (decrease) in 2009 from:
Foreign currency	(9.3)
Europe	(4.4)
Asia-Pacific	(2.1)
Eliminations	12.3

2009	$17.5

Revenues decreased 16.7% to $17.5 million for the first quarter of 2009 compared with $21.0 million for the first quarter of 2008. The decrease was primarily the result of unfavorable foreign currency movements due to the weakening of the Australian dollar and lower unit and parts volume and rental revenues in Europe and Asia-Pacific. The decrease was partially offset by a reduction in the required intercompany revenue elimination compared with the first quarter of 2008 due to a decline in intercompany sales transactions.
The following table identifies the components of change in operating profit (loss) for the first quarter of 2009 compared with the first quarter of 2008:

Operating
Profit (Loss)
2008	$(0.2)

(Increase) decrease in 2009 from:
Eliminations	0.7
Foreign currency	(0.2)
Europe	(0.1)

2009	$0.2

NMHG Retail recognized operating profit of $0.2 million in the first quarter of 2009 compared with an operating loss of $0.2 million in the first quarter of 2008. The increase was primarily due to the favorable effect of the reduction in the required intercompany eliminations and reduced spending in Europe and Asia-Pacific, partially offset by lower volume, unit and rental margins in Europe and lower unit, service and rental margins in Asia-Pacific.
NMHG Retail recognized net income of $0.6 million in the first quarter of 2009 compared with net loss of $0.6 million in the first quarter of 2008. The change was primarily due to a higher income tax benefit in the first three months of 2009 and the factors affecting operating profit (loss).

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the three months ended March 31:

	2009	2008	Change
Operating activities:

Net income (loss)	$(18.5)	$7.3	$(25.8)
Depreciation and amortization	9.2	10.9	(1.7)
Other	9.0	10.8	(1.8)
Working capital changes
Accounts receivable	96.2	(0.5)	96.7
Inventories	21.5	(48.8)	70.3
Accounts payable and other liabilities	(122.8)	(31.5)	(91.3)
Other	(3.5)	(10.8)	7.3

Net cash used for operating activities	(8.9)	(62.6)	53.7

Investing activities:

Expenditures for property, plant and equipment	(1.7)	(10.9)	9.2
Proceeds from the sale of assets	5.9	0.5	5.4

Net cash provided by (used for) investing activities	4.2	(10.4)	14.6

Cash flow before financing activities	$(4.7)	$(73.0)	$68.3

Net cash used for operating activities decreased $53.7 million primarily as a result of the change in working capital, partially offset by the decrease in net income (loss). The change in working capital was mainly due to a reduction in accounts receivable as a result of the decline in revenues and a decline in inventory due to a reduction in production volume as a result of lower demand. These changes were partially offset by a decrease in accounts payable and other liabilities as a result of a decline in inventory due to reduced demand.
Net cash provided by (used for) investing activities increased primarily due to lower capital expenditures as a result of cost containment actions implemented in late 2008 and early 2009 and the funding of a portion of NMHG’s capital expenditures by NACCO during the first quarter of 2009. In addition, NMHG had an increase in proceeds from the sale of assets primarily due to the sale of the manufacturing facility in Irvine, Scotland and the intercompany sale of an airplane to NACCO during the first three months of 2009.

	2009	2008	Change
Financing activities:

Net additions of long-term debt and revolving credit agreements	$10.9	$43.9	$(33.0)
Capital contribution from NACCO	25.0	—	25.0
Intercompany loans	(15.0)	—	(15.0)

Net cash provided by financing activities	$20.9	$43.9	$(23.0)

The change in net cash provided by financing activities in the first three months of 2009 compared with the first three months of 2008 was primarily due to reduced borrowings and the repayment of intercompany loans, partially offset by a $25.0 million capital contribution from NACCO.

Financing Activities
NMHG’s primary financing is provided by a $175.0 million secured floating-rate revolving credit facility (the “NMHG Facility”) and a term loan facility (the “NMHG Term Loan”). The obligations under the NMHG Facility are secured by a first lien on the cash and cash equivalents, accounts receivable and inventory of NMHG. The approximate value of NMHG’s assets held as collateral under the NMHG Facility was $275 million as of March 31, 2009.
The maximum availability under the NMHG Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the NMHG Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the NMHG Facility. A portion of the availability can be denominated in British pounds or euros. Borrowings bear interest at a floating rate, which can be a base rate or LIBOR, as defined in the NMHG Facility, plus an applicable margin. The current applicable margins, effective March 31, 2009, for domestic base rate loans and LIBOR loans were 0.75% and 1.75%, respectively. The applicable margin, effective March 31, 2009, for fixed foreign LIBOR loans was 1.75% and for foreign overdraft loans was 2.00%. The NMHG Facility also requires the payment of a fee of 0.375% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on a leverage ratio.
At March 31, 2009, the borrowing base under the NMHG Facility was $126.5 million, which reflects reductions for the commitments or availability under certain foreign credit facilities, reduced collateral values of $7.9 million and for an excess availability requirement of $10.0 million. There were no borrowings outstanding under this facility at March 31, 2009. The domestic and foreign floating rates of interest applicable to the NMHG Facility on March 31, 2009 were 4.00% and 3.25%, respectively, including the applicable floating rate margin. The NMHG Facility expires in December 2010.
The terms of the NMHG Facility provide that availability is reduced by the commitments or availability under foreign credit facilities of the borrowers and certain foreign working capital facilities. A foreign credit facility commitment of approximately $16.1 million in Australia reduced the amount of availability under the NMHG Facility at March 31, 2009. In addition, availability under the NMHG Facility was reduced by $9.2 million in Europe for a reserve for preferential claims related to supplier-based inventory and by $5.3 million for other letters of credit. If the commitments or availability under these facilities are increased, availability under the NMHG Facility will be reduced. The $126.5 million of borrowing base capacity under the NMHG Facility at March 31, 2009 reflected reductions for these foreign credit facilities.
During 2006, NACCO Materials Handling Group, Inc. (“NMHG Inc.”), a wholly owned subsidiary of NMHG, entered into the NMHG Term Loan that provided for term loans up to an aggregate principal amount of $225.0 million, which mature in 2013. The term loans require quarterly payments in an amount equal to 1% of the original principal per year for the first six years, with the remaining balance to be paid in four equal installments in the seventh year. At March 31, 2009, there was $218.8 million outstanding under the NMHG Term Loan.
Borrowings under the NMHG Term Loan are guaranteed by NMHG and substantially all of NMHG’s domestic subsidiaries. The obligations of the guarantors under the NMHG Term Loan are secured by a first lien on all of the domestic machinery, equipment and real property owned by NMHG Inc. and each guarantor and a second lien on all of the collateral securing the obligations of NMHG under its revolving credit facility. The approximate value of NMHG’s assets held as collateral under the NMHG Term Loan was $400 million as of March 31, 2009, which includes the value of the collateral securing the NMHG Facility.
Outstanding borrowings under the NMHG Term Loan bear interest at a variable rate that, at NMHG Inc.’s option, will be either LIBOR or a floating rate, as defined in the NMHG Term Loan, plus an applicable margin. The applicable margin is subject to adjustment based on a leverage ratio. The weighted average interest rate on the amount outstanding under the NMHG Term Loan at March 31, 2009 was 3.65%.
In addition to the amount outstanding under the NMHG Term Loan and the NMHG Facility, NMHG had borrowings of approximately $43.9 million at March 31, 2009 under various working capital facilities.
Both the NMHG Facility and NMHG Term Loan include restrictive covenants, which, among other things, limit the payment of dividends to NACCO. Subject to achieving availability thresholds, dividends to NACCO are limited to the larger of $5.0 million or 50% of the preceding year’s net income for NMHG. The NMHG Facility and the NMHG Term Loan also require NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. At March 31, 2009, NMHG was in compliance with the covenants in the NMHG Facility and the NMHG Term Loan.
In light of the current economic and market conditions, the Company and NMHG are continually monitoring NMHG’s covenant compliance. NMHG has implemented certain actions and future actions are being evaluated in connection with covenant compliance. However, given the current economic environment or a worsening of this environment, there is no assurance that such actions will be sufficient, or in the event NMHG is required to refinance the NMHG Facility, if such refinancing could be obtained on acceptable terms or at all.

NMHG believes funds available from cash on hand at NMHG and the Company, the NMHG Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the NMHG Facility in December 2010.
Contractual Obligations, Contingent Liabilities and Commitments
Since December 31, 2008, there have been no significant changes in the total amount of NMHG’s contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported on page 52 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Capital Expenditures
Expenditures for property, plant and equipment were $1.6 million for NMHG Wholesale and $0.1 million for NMHG Retail during the first three months of 2009. Capital expenditures are estimated to be an additional $10.7 million for NMHG Wholesale and $0.6 million for NMHG Retail for the remainder of 2009. Planned expenditures for the remainder of 2009 include tooling for new products, product cost reduction programs and rental fleet additions. The principal sources of financing for these capital expenditures will be internally generated funds and bank borrowings.
Capital Structure
NMHG’s capital structure is presented below:

	March 31	December 31
	2009	2008	Change
Total net tangible assets	$450.3	$445.4	$4.9
Advances from NACCO	(20.0)	(35.0)	15.0
Other debt	(267.5)	(256.0)	(11.5)

Total equity	$162.8	$154.4	$8.4

Debt to total capitalization	64%	65%	(1%)
The $4.9 million increase in total net tangible assets was primarily attributable to a $98.5 million decrease in accounts payable primarily due to a reduction in inventory from lower demand. In addition, the increase was due to a $37.2 million decrease in other current liabilities primarily as a result of cost containment actions, including reductions in employee-related accruals implemented in late 2008 and early 2009, and the payment of amounts accrued at December 31, 2008 during the first quarter of 2009. The increase was offset by a $99.8 million reduction in accounts receivable primarily from the decline in revenues and a $27.0 million decrease in inventory primarily due to a reduction in production levels as a result of lower demand.
Total debt decreased due to the repayment of Advances from NACCO partially offset by higher borrowings of Other debt during the first three months of 2009. Stockholder’s equity increased $8.4 million in the first three months of 2009 as a result of $28.9 million of cash and non-cash capital contributions from NACCO, partially offset by an $18.5 million net loss and a $2.0 million decrease in accumulated other comprehensive income (loss), primarily due to a decrease in the cumulative foreign currency translation adjustment.
OUTLOOK
NMHG Wholesale
NMHG Wholesale expects significant declines in all lift truck markets in 2009 compared with 2008, with limited recovery until 2010, despite global market levels which appear to have stabilized at a very low level in recent months. As a result, NMHG Wholesale expects significantly lower unit booking and shipment levels and a reduction in parts sales in 2009 compared with 2008.
NMHG took a number of steps in late 2008 and the first quarter of 2009 to respond to the market outlook, which include capital expenditure restraints, planned plant downtime, reductions-in-force, restrictions on spending and travel, suspension of incentive compensation and profit-sharing, wage freezes and salary and benefit reductions, all of which are expected to continue to reduce expenses in 2009 compared with 2008.
NMHG Wholesale is also actively monitoring commodity costs and other supply chain drivers to ensure timely implementation of reductions in procurement costs because material costs, specifically steel, and fuel and freight costs, have moderated.

NMHG Wholesale completed its manufacturing restructuring program in the first quarter of 2009. This program is anticipated to improve results over the remainder of 2009, and to generate benefits of approximately $15 million in annual cost savings when production returns to more normal volume levels.
NMHG Wholesale’s warehouse truck and big truck product development programs, and its important new electric-rider lift truck program, are progressing as planned. The new electric-rider lift truck program is expected to bring a full line of newly designed products to market, including the introduction of two series in the second quarter of 2009 and two series in the second half of 2009.
NMHG Wholesale expects a significant loss in the second quarter. However, modest unit and parts volume improvements, benefits from new product introductions, improved material costs and product cost reductions, as well as further general expense reductions, are expected in the second half of the year, resulting in earnings beginning to improve, especially in the fourth quarter. Nevertheless, NMHG is expected to operate at a loss for the 2009 full year. Cash flow before financing activities is expected to improve significantly in 2009 compared with 2008 primarily as a result of a reduction in working capital and lower capital expenditures.
NMHG Retail
NMHG Retail’s key improvement programs are expected to continue to have a favorable effect on 2009 results and cash flow before financing activities and to assist NMHG Retail in meeting its strategic objective of achieving at least break-even results while building market position. However, as economic conditions in the United Kingdom and Australia continue to deteriorate, sales of units, parts and service are expected to decline further, which could adversely affect revenues and profit margins.
HAMILTON BEACH BRANDS, INC.
HBB’s business is seasonal, and the majority of revenues and operating profit occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday selling season.
FINANCIAL REVIEW
The results of operations for HBB were as follows for the three months ended March 31:

	2009	2008
Revenues	$94.2	$95.2
Operating profit	$4.4	$2.7
Interest expense	$(2.1)	$(2.9)
Other income (expense)	$0.1	$—
Net income	$1.4	$0.1

Effective income tax rate	41.7%	(a	)

(a)	The effective income tax rate is not meaningful.
First Quarter of 2009 Compared with First Quarter of 2008
The following table identifies the components of change in revenues for the first quarter of 2009 compared with the first quarter of 2008:

Revenues
2008	$95.2

Increase (decrease) in 2009 from:
Foreign currency	(3.0)
Unit volume and mix	(0.5)
Average sales price	2.5

2009	$94.2

Revenues decreased slightly to $94.2 million in the first quarter of 2009 compared with $95.2 million in the first quarter of 2008 primarily due to unfavorable foreign currency movements from a weakening Canadian dollar and Mexican peso. In addition, the decrease was due to a decline in unit volume as a result of reduced consumer spending from the weak global economy. The decrease in revenues was partially offset by higher average sales prices and a shift in mix to sales of higher-priced products in the first quarter of 2009 compared with the first quarter of 2008.
The following table identifies the components of change in operating profit for the first quarter of 2009 compared with the first quarter of 2008:

Operating
Profit
2008	$2.7

Increase (decrease) in 2009 from:
Other selling, general and administrative expenses	4.8
Gross profit	(2.9)
Foreign currency	(0.2)

2009	$4.4

HBB’s operating profit increased to $4.4 million in the first quarter of 2009 compared with $2.7 million in the first quarter of 2008. Operating results increased primarily as a result of lower selling, general and administrative expenses primarily due to cost containment actions, including the suspension and reduction of several employee-related benefits, taken in late 2008 and early 2009 and lower advertising expenses in the first quarter of 2009 compared with the first quarter of 2008. The increase in operating profit was partially offset by a reduction in gross profit primarily caused by higher commodity costs, partially offset by the favorable effect of price increases and the sale of higher-margin products.
HBB recognized net income of $1.4 million in the first quarter of 2009 compared with $0.1 million in the first quarter of 2008. The increase in net income was primarily due to the increase in operating results and reduced interest expense in the first quarter of 2009 compared with the first quarter of 2008.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the three months ended March 31:

	2009	2008	Change
Operating activities:
Net income	$1.4	$0.1	$1.3
Depreciation and amortization	0.8	0.8	—
Other	(2.4)	3.2	(5.6)
Working capital changes	12.4	0.7	11.7

Net cash provided by operating activities	12.2	4.8	7.4

Investing activities:

Expenditures for property, plant and equipment	(0.7)	(1.7)	1.0

Net cash used for investing activities	(0.7)	(1.7)	1.0

Cash flow before financing activities	$11.5	$3.1	$8.4

Net cash provided by operating activities increased $7.4 million primarily due to working capital changes partially offset by the decrease in other operating activities in the first three months of 2009. The change in working capital was primarily the result of a reduction in intercompany tax receivables due to a change in the timing of payments and a smaller increase in inventory due to lower levels of anticipated sales. The change was partially offset by a smaller decrease in accounts receivable in the first three months of 2009 compared with the first three months of 2008 as a result of lower revenues in the fourth quarter of 2008 compared with the fourth quarter of 2007 and improved collections. The change in other operating activities was primarily due to a change in deferred taxes.

	2009	2008	Change
Financing activities:

Net reductions to long-term debt and revolving credit agreements	$(2.3)	$(6.7)	$4.4
Capital contribution from NACCO	—	3.0	(3.0)
Other	—	0.1	(0.1)

Net cash used for financing activities	$(2.3)	$(3.6)	$1.3

Net cash used for financing activities decreased $1.3 million in the first three months of 2009 compared with the first three months of 2008, primarily due to lower payments made on borrowings during the first three months of 2009 compared with the first three months of 2008 partially offset by the absence of capital contributions from NACCO during the first three months of 2009.
Financing Activities
HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires July 31, 2012. The obligations under the HBB Facility are secured by a first lien on the accounts receivable and inventory of HBB and a second lien on all of the other assets of HBB. The approximate value of HBB’s assets held as collateral for the first and second lien under the HBB Facility was $270 million as of March 31, 2009.
The HBB Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable, as defined in the HBB Facility. Adjustments to reserves, including derivative reserves, will change the eligible borrowing base. A portion of the availability can be denominated in Canadian dollars to provide funding to HBB’s Canadian subsidiary. Borrowings bear interest at a floating rate, which can be either a base rate, LIBOR or bankers’ acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective March 31, 2009, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.00%, respectively. The applicable margins, effective March 31, 2009, for base rate and bankers’ acceptance loans denominated in Canadian dollars were 0.50% and 1.00%, respectively. The HBB Facility also requires a fee of 0.20% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on average excess availability.
At March 31, 2009, the borrowing base under the HBB Facility was $64.6 million. There were no borrowings outstanding under the HBB Facility at March 31, 2009. The floating rate of interest applicable to the HBB Facility at March 31, 2009 was 2.27% including the floating rate margin.
The HBB Facility includes restrictive covenants that, among other things, set limitations on additional indebtedness (other than indebtedness under the HBB Facility and HBB Term Loan (as defined below)), investments, asset sales and the payment of dividends to NACCO. Subject to achieving availability thresholds, dividends to NACCO are limited to $5.0 million plus 50% of HBB’s net income since the effective date of the amendment in 2007. The HBB Facility also requires HBB to meet minimum fixed charge ratio tests in certain circumstances. At March 31, 2009, HBB was in compliance with the covenants in the HBB Facility.
During 2007, HBB entered into a term loan agreement (the “HBB Term Loan”) that provided for term loans up to an aggregate principal amount of $125.0 million. Borrowings outstanding under the HBB Term Loan were $117.0 million at March 31, 2009. The term loans require quarterly principal payments in an amount equal to 1% of the original principal amount per year for the term of the loan, with the remaining balance to be paid at the maturity date on May 31, 2013. Prior to the final maturity date, the term loans are subject to mandatory prepayments from the proceeds of the issuance of certain indebtedness, certain asset sales and 50% of excess cash flow, as defined in the HBB Term Loan. The obligations of HBB under the HBB Term Loan are secured by a second lien on accounts receivable and inventory and a first lien on all of the other assets of HBB. The approximate value of HBB’s assets held as collateral for the first and second lien under the HBB Term Loan was $270 million as of March 31, 2009.
The term loans bear interest at a floating rate that, at HBB’s option, can be either a base rate or LIBOR, as defined in the HBB Term Loan, plus an applicable margin. The applicable margins, effective March 31, 2009, for base rate loans and LIBOR loans were 1.25% and 2.25%, respectively. The applicable margins are subject to quarterly adjustment based on a leverage ratio. The weighted average interest rate on the amount outstanding under the HBB Term Loan was 3.52% at March 31, 2009.
The HBB Term Loan contains restrictive covenants substantially similar to those in the HBB Facility that, among other things, limit the amount of dividends HBB may declare and pay and the incurrence of indebtedness (other than indebtedness under the HBB Facility). Dividends to NACCO are limited to $5.0 million plus 50% of HBB’s net income since the closing date of the HBB Term Loan in 2007. The HBB Term Loan also requires HBB to meet certain financial tests, including, but not limited to, maximum total leverage ratio and minimum fixed charge coverage ratio tests. At March 31, 2009, HBB was in compliance with the covenants in the HBB Term Loan.

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
Contractual Obligations, Contingent Liabilities and Commitments
Since December 31, 2008, there have been no significant changes in the total amount of HBB’s contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 61 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Capital Expenditures
Expenditures for property, plant and equipment were $0.7 million for the first three months of 2009 and are estimated to be an additional $3.1 million for the remainder of 2009. These planned capital expenditures are primarily for tooling for new products. These expenditures are expected to be funded from internally generated funds and bank borrowings.
Capital Structure
Working capital is significantly affected by the seasonality of HBB’s business. The following is a discussion of the changes in HBB’s capital structure at March 31, 2009 compared with both March 31, 2008 and December 31, 2008.
March 31, 2009 Compared with March 31, 2008

	March 31	March 31
	2009	2008	Change
Total net tangible assets	$79.7	$87.6	$(7.9)
Goodwill	—	80.7	(80.7)

Net assets	79.7	168.3	(88.6)
Total debt	(117.3)	(148.6)	31.3

Total equity	$(37.6)	$19.7	$(57.3)

Debt to total capitalization	(a )	88%	(a )

(a)	Debt to total capitalization is not meaningful.
Total net tangible assets decreased $7.9 million at March 31, 2009 compared with March 31, 2008, primarily due to a $17.1 million decrease in inventory primarily due to lower levels of anticipated sales, an $8.6 million decrease in accounts receivable as a result of improved collections and a $7.3 million decrease in other current assets primarily due to the collection of refundable foreign taxes. The decrease was partially offset by a $15.3 million increase in cash and an $11.4 million decrease in accounts payable primarily due to the lower levels of inventory.
During 2008, HBB wrote off all of its goodwill and recorded a non-cash impairment charge of $80.7 million as a result of the significant decline in the Company’s stock price and uncertain market conditions.
Total debt decreased as a result of repayments made since March 31, 2008. Stockholder’s equity decreased primarily due to HBB’s net loss of $72.0 million for the twelve month period ending March 31, 2009 and an $11.3 million decrease in accumulated other comprehensive loss, primarily due to an increase in the pension liability and the change in the cumulative foreign currency translation adjustment, partially offset by $26.0 million of capital contributions from NACCO during the last nine months of 2008.

March 31, 2009 Compared with December 31, 2008

	March 31	December 31
	2009	2008	Change
Total net tangible assets	$79.7	$81.4	$(1.7)
Total debt	(117.3)	(119.6)	2.3

Total equity	$(37.6)	$(38.2)	$0.6

Debt to total capitalization	(a )	(a )	(a	)

(a)	Debt to total capitalization is not meaningful.
The HBB capital structure at March 31, 2009 is comparable to the capital structure at December 31, 2008.
OUTLOOK
The global recession and other consumer financial concerns are among factors creating an extremely challenging retail environment. As a result, HBB’s revenues in 2009 are expected to be lower than in 2008.
As a result of anticipated lower volumes, HBB took aggressive cost containment actions in early 2009, including personnel reductions, spending and travel restrictions, suspension of incentive compensation, benefit reductions and wage freezes. These actions, along with initiatives to improve pricing and product positioning and to reduce product and transportation costs in light of softening commodity costs for resins, copper, steel, aluminum and fuel, are expected to help HBB return to improved operating margins for the remainder of the year in comparison with 2008, and to result in a significant improvement in full year operating profit.
Despite the economic environment, HBB is placing continued focus on strengthening its market position through product innovation, promotions and branding programs, together with appropriate advertising. New products were introduced in 2008, and additional new product introductions are in the pipeline for 2009. As a result of these new products, HBB anticipates continued strong placements in 2009, with increased placements and distribution at some retailers.
Overall, 2009 net income and cash flow before financing activities are currently expected to improve significantly compared with weak 2008 results before the goodwill impairment charge of $80.7 million because of the previously discussed actions. However, if HBB’s markets, which currently appear to have stabilized, deteriorate, revenues and earnings could be adversely affected.

THE KITCHEN COLLECTION, INC.
KC’s business is seasonal and the majority of revenues and operating profit occurs in the second half of the year when sales of small electric appliances to consumers increase significantly for the fall holiday selling season.
FINANCIAL REVIEW
The results of operations for KC were as follows for the three months ended March 31:

	2009	2008
Revenues	$39.7	$39.2
Operating loss	$(4.3)	$(5.5)
Interest expense	$(0.1)	$(0.2)
Other income (expense)	$0.1	$(0.1)
Net loss	$(2.8)	$(3.2)

Effective income tax rate	34.9%	44.8%
First Quarter of 2009 Compared with First Quarter of 2008
The following table identifies the components of change in revenues for the first quarter of 2009 compared with the first quarter of 2008:

Revenues
2008	$39.2

Increase (decrease) in 2009 from:
New store sales	2.5
KC comparable store sales	0.4
LGC comparable store sales	(1.6)
Closed stores	(0.8)

2009	$39.7

Revenues increased 1.3% in the first quarter of 2009 to $39.7 million compared with $39.2 million in the first quarter of 2008, primarily as a result of the impact of opening new stores at LGC and KC and an increase in comparable store sales at KC mainly due to higher sales transactions and more customer visits. The increase in revenues was partially offset by a decrease in comparable store sales at LGC as a result of fewer sales transactions and customer visits and the effect of closing unprofitable stores. The net effect of opening new stores and closing unprofitable stores caused the number of KC stores to increase to 202 stores as of March 31, 2009 from 197 stores at March 31, 2008, while LGC operated 80 stores at March 31, 2009 and 72 stores at March 31, 2008. KC and LGC operated 202 and 83 stores at December 31, 2008, respectively.

The following table identifies the components of change in operating loss for the first quarter of 2009 compared with the first quarter of 2008:

Operating
Loss
2008	$(5.5)

(Increase) decrease in 2009 from:
Selling, general and administrative expenses	0.8
Other	0.4
Closed stores	0.4
LGC comparable stores	0.2
New store sales	(0.4)
KC comparable stores	(0.2)

2009	$(4.3)

KC’s operating loss decreased in the first quarter of 2009 to $4.3 million compared with $5.5 million in the first quarter of 2008 primarily due to a reduction in selling, general and administrative expenses as a result of the movement of the LGC distribution operations from a third party to a KC-managed distribution operation in 2008 and other administrative cost control measures implemented in early 2009.
KC reported a net loss of $2.8 million in the first quarter of 2009 compared with $3.2 million in the first quarter of 2008 primarily due to the decrease in operating loss, partially offset by a lower income tax benefit in the first three months of 2009 from a lower effective income tax rate on a smaller pre-tax loss compared with the first three months of 2009.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the three months ended March 31:

	2009	2008	Change
Operating activities:

Net loss	$(2.8)	$(3.2)	$0.4
Depreciation and amortization	0.9	0.7	0.2
Other	—	0.4	(0.4)
Working capital changes	(11.5)	(15.6)	4.1

Net cash used for operating activities	(13.4)	(17.7)	4.3

Investing activities:

Expenditures for property, plant and equipment	(0.2)	(0.6)	0.4

Net cash used for investing activities	(0.2)	(0.6)	0.4

Cash flow before financing activities	$(13.6)	$(18.3)	$4.7

Net cash used for operating activities decreased $4.3 million primarily due to working capital changes. The change in working capital was mainly the result of a decrease in intercompany tax receivables compared with an increase in the first quarter of 2008 primarily due to KC’s lower net loss and a change in the timing of intercompany tax payments, a smaller decrease in accounts payable primarily due to the timing of payments and an increase in the value of inventory as of March 31, 2009 compared with a decrease in the value of inventory at March 31, 2008. The change in value of inventory is primarily the result of lower than anticipated sales in the fourth quarter of 2008 and from mark-downs on products that were being discontinued as part of a program to improve LGC’s product offerings during 2008.

	2009	2008	Change
Financing activities:

Net additions to long-term debt and revolving credit agreement	$10.1	$16.9	$(6.8)
Capital contribution from NACCO	3.0	0.8	2.2
Other	—	(0.1)	0.1

Net cash provided by financing activities	$13.1	$17.6	$(4.5)

Net cash provided by financing activities decreased $4.5 million in the first three months of 2009 compared with the first three months of 2008, primarily from lower levels of borrowings, partially offset by a larger capital contribution from NACCO during the first three months of 2009.
Financing Activities
KC’s financing is provided by a $20.0 million secured floating-rate revolving line of credit (the “KC Facility”) that expires in July 2010. The obligations under the KC Facility are secured by substantially all assets of KC. The approximate value of KC’s assets held as collateral under the KC Facility was $70 million as of March 31, 2009. The availability is derived from a borrowing base formula using KC’s eligible inventory, as defined in the KC Facility. At March 31, 2009, the borrowing base, as defined in the KC Facility, was $20.0 million. Borrowings outstanding under the KC Facility were $10.1 million at March 31, 2009. Therefore, at March 31, 2009, the excess availability under the KC Facility was $9.9 million. The KC Facility requires a fee of 0.25% per annum on the unused commitment. Borrowings bear interest at LIBOR plus 2.85%. The KC Facility includes restrictive covenants that, among other things, limit capital expenditures and require that borrowings do not exceed $4.0 million for 30 consecutive days from December 15 to February 13. The KC Facility also prohibits the payment of dividends to NACCO. At March 31, 2009, KC was in compliance with the covenants in the KC Facility.
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
Contractual Obligations, Contingent Liabilities and Commitments
Since December 31, 2008, there have been no significant changes in the total amount of KC’s contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 66 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Capital Expenditures
Expenditures for property, plant and equipment were $0.2 million for the first three months of 2009 and are estimated to be an additional $1.2 million for the remainder of 2009. These planned capital expenditures are primarily for improvements to KC’s information technology infrastructure and fixtures and equipment at new and existing stores. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure
Working capital is significantly affected by the seasonality of KC’s business. The following is a discussion of the changes in KC’s capital structure at March 31, 2009 compared with both March 31, 2008 and December 31, 2008.
March 31, 2009 Compared with March 31, 2008

	March 31	March 31
	2009	2008	Change
Total net tangible assets	$47.9	$45.2	$2.7
Goodwill and other intangibles, net	—	4.1	(4.1)

Net assets	47.9	49.3	(1.4)
Advances from NACCO	—	(12.5)	12.5
Other debt	(10.1)	(17.0)	6.9

Total equity	$37.8	$19.8	$18.0

Debt to total capitalization	21%	60%	(39%)
Total net tangible assets increased $2.7 million at March 31, 2009 compared with March 31, 2008. The increase was primarily due to a $4.4 million increase in inventory as a result of lower than anticipated sales in the fourth quarter of 2008 and from mark-downs on products that were being discontinued as part of a program to improve LGC’s product offerings during 2008, as well as a $3.8 million increase in property, plant and equipment primarily due to expenditures for the LGC distribution operation and the addition of fixtures and equipment at new stores. These items were partially offset by a $2.1 million increase in accounts payable primarily due to timing of payments and a $1.4 million increase in other current liabilities due to additional required accruals for new stores.
During 2008, KC wrote off all of its goodwill and other intangibles, net and recorded a non-cash impairment charge due to the significant decline in the Company’s stock price and uncertain market conditions.
Other debt decreased primarily as a result of lower borrowing requirements during the first three months of 2009 compared with the first three months of 2008.
Stockholder’s equity increased primarily due to $15.1 million of cash and non-cash capital contributions from NACCO during the twelve month period ending March 31, 2009 and the conversion of the “Advances from NACCO” to equity during 2008, partially offset by a net loss of $9.6 million recognized for the twelve month period ending March 31, 2009.
March 31, 2009 Compared with December 31, 2008

	March 31	December 31
	2009	2008	Change
Total net tangible assets	$47.9	$37.5	$10.4
Total debt	(10.1)	—	(10.1)

Total equity	$37.8	$37.5	$0.3

Debt to total capitalization	21%	—	21%
Total net tangible assets increased $10.4 million at March 31, 2009 compared with December 31, 2008, primarily from a $9.8 million decrease in accounts payable due to the seasonality of the business.
Total debt increased as a result of the seasonality of the business and the required funding of operations during the first three months of 2009. Stockholder’s equity increased due to $3.1 million of cash and non-cash capital contributions from NACCO during the first three months of 2009 partially offset by KC’s net loss of $2.8 million.
OUTLOOK
Uncertainty in the U.S. economy and diminished consumer confidence are expected to continue to affect consumer traffic to outlet and traditional malls and negatively affect retail spending decisions in 2009. Nevertheless, KC expects a significant increase in results in 2009 compared with 2008 due to an anticipated improved holiday selling season in late 2009, expected improved margins at the Le Gourmet Chef® stores resulting from the conclusion of new product enhancement and store-merchandising programs, and the completion of a large product clearance program in the Le Gourmet Chef® stores that significantly reduced margins in 2008. Capital expenditure restraints and administrative cost control measures implemented in late 2008 and early 2009 are also expected to help results in 2009.
Overall, KC expects that increasing improvements in quarterly results for the remainder of the year will lead to a significant improvement in full year results compared with 2008 results before charges for goodwill and intangible impairment of $3.9 million, pre-tax. Cash flow before financing activities is expected to be slightly negative in 2009, but significantly improved compared with 2008.
Longer term, KC expects to achieve growth in the Le Gourmet Chef® outlet and traditional mall store formats, although the total number of Kitchen Collection® and Le Gourmet Chef® stores is unlikely to increase in 2009.
THE NORTH AMERICAN COAL CORPORATION
Total coal reserves approximate 2.3 billion tons with approximately 1.2 billion tons committed to customers pursuant to long-term contracts. NACoal has six lignite mining operations: The Coteau Properties Company (“Coteau”), The Falkirk Mining Company (“Falkirk”), The Sabine Mining Company (“Sabine”) (collectively, the “project mining subsidiaries”), San Miguel Lignite Mining Operations (“San Miguel”), Red River Mining Company (“Red River”) and Mississippi Lignite Mining Company (“MLMC”). The project mining subsidiaries meet the definition of a variable interest entity pursuant to FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” and are accounted for by the equity method. The pre-tax earnings of the project mining subsidiaries are included on the line “Earnings of unconsolidated project mining subsidiaries” in the Unaudited Condensed Consolidated Statements of Operations. The Company has included the pre-tax earnings of the project mining subsidiaries as a component of operating profit because they are an integral part of the Company’s business and operating results. The investment in the project mining subsidiaries is included on the line “Other Non-current Assets” in the Unaudited Condensed Consolidated Balance Sheets.
FINANCIAL REVIEW
Lignite tons sold by NACoal’s operating lignite mines were as follows for the three months ended March 31:

	2009	2008
Coteau	3.9	3.4
Falkirk	2.0	1.7
Sabine	0.9	0.8

Project mining subsidiaries	6.8	5.9

San Miguel	0.8	0.6
MLMC	0.9	0.8
Red River	0.2	0.2

Non-project mines	1.9	1.6

Total lignite tons sold	8.7	7.5

The limerock dragline mining operations delivered 1.4 million and 6.8 million cubic yards of limerock in the three months ended March 31, 2009 and 2008, respectively. The decrease in limerock yards delivered during the first three months of 2009 was a result of a reduction in customer requirements due to a decline in the southern Florida housing and construction markets and an unfavorable legal ruling that set aside NACoal’s customers’ mining permits at most of the limerock dragline mining operations, which is currently being appealed by NACoal’s customers.

The results of operations for NACoal were as follows for the three months ended March 31:

	2009	2008
Revenues	$36.5	$32.3
Operating profit	$12.8	$6.5
Interest expense	$(1.1)	$(1.6)
Other income (expense)	$0.3	$(0.9)
Net income	$10.8	$3.8

Effective income tax rate	10.0%	5.0%
See further discussion of the consolidated effective income tax rate in Note 8 of the Unaudited Condensed Consolidated Financial Statements.
First Quarter of 2009 Compared with First Quarter of 2008
The following table identifies the components of change in revenues for the first quarter of 2009 compared with the first quarter of 2008:

Revenues
2008	$32.3

Increase (decrease) in 2009 from:
Consolidated coal mining operations	6.1
Other revenues	0.8
Royalty income	0.6
Limerock dragline mining operations	(3.3)

2009	$36.5

Revenues for the first quarter of 2009 increased 13.0% to $36.5 million from $32.3 million in the first quarter of 2008. Revenues increased mainly due to higher revenue at the consolidated coal mining operations primarily attributable to an increase in tons delivered and contractual price escalation at MLMC and an increase in contractual pass-through costs at San Miguel. The increase was partially offset by fewer yards delivered at the Florida limerock dragline mining operations primarily attributable to an unfavorable legal ruling that set aside NACoal’s customers’ mining permits at most of the limerock dragline mining operations.
The following table identifies the components of change in operating profit for the first quarter of 2009 compared with the first quarter of 2008:

Operating
Profit
2008	$6.5

Increase (decrease) in 2009 from:
Earnings of unconsolidated project mining subsidiaries	1.9
Consolidated coal and limerock mining operating profit	1.7
Gain on the sale of assets	1.6
Other	1.1
Royalty	0.7
Other selling, general and administrative expenses	(0.7)

2009	$12.8

Operating profit increased to $12.8 million in the first quarter of 2009 from $6.5 million in the first quarter of 2008, primarily as a result of higher earnings at the unconsolidated project mining subsidiaries primarily due to an increase in tons delivered and contractual price escalation, higher consolidated coal and limerock mining operating profit and from gains on the sale of assets,. The increase in consolidated coal and limerock mining operating profit was mainly from increased tonnage, contractual price escalation and reduced costs for diesel fuel at the consolidated coal mines.
Net income increased to $10.8 million in the first quarter of 2009 from $3.8 million in the first quarter of 2008. The increase was primarily due to the increase in operating profit and an increase in other income (expense) as a result of a gain on an ineffective interest rate swap contract during the first quarter of 2009 compared with a loss in the first quarter of 2008.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the three months ended March 31:

	2009	2008	Change
Operating activities:

Net income	$10.8	$3.8	$7.0
Depreciation, depletion and amortization	2.6	3.0	(0.4)
Other	(2.9)	—	(2.9)
Working capital changes	4.7	(3.9)	8.6

Net cash provided by operating activities	15.2	2.9	12.3

Investing activities:

Expenditures for property, plant and equipment	(0.7)	(4.8)	4.1
Proceeds from the sale of assets	1.9	1.3	0.6
Investments in other unconsolidated affiliates	(0.8)	—	(0.8)

Net cash provided by (used for) investing activities	0.4	(3.5)	3.9

Cash flow before financing activities	$15.6	$(0.6)	$16.2

The increase in net cash provided by operating activities was primarily the result of changes in working capital and the increase in net income, partially offset by the change in other non-cash items for the first three months of 2009 compared with the first three months of 2008. The change in working capital was primarily the result of a larger decrease in intercompany receivables for tax advances from NACCO, an increase in accounts payable during the first three months of 2009 compared with a decrease in the first three months of 2008 due to the timing of payments, a smaller decrease in other current liabilities from lower compensation-related payments to employees in the first three months of 2009 compared with the first three months of 2008 and a decrease in inventory as a result of a reduction in coal inventory. These changes were partially offset by an increase in accounts receivable due to higher revenues in the first three months of 2009 compared with the first three months of 2008. In addition, the change in other operating activities was primarily from the gain on the sale of assets.
Net cash provided by (used for) investing activities increased primarily due to lower levels of capital expenditures in the first three months of 2009 compared with the first three months of 2008 as a result of lower levels of investments in equipment for its mines and mine development activities.

	2009	2008	Change
Financing activities:

Additions (reductions) of long-term debt and revolving credit agreements	$26.7	$(9.4)	$36.1
Cash dividends paid to NACCO	(3.0)	—	(3.0)
Intercompany loans	(39.7)	9.0	(48.7)
Other	(0.2)	—	(0.2)

Net cash used for financing activities	$(16.2)	$(0.4)	$(15.8)

Net cash used for financing activities increased during the first three months of 2009 compared with the first three months of 2008 primarily due to the repayment of intercompany loans and an increase in the amount of dividends paid to NACCO, partially offset by additional borrowings during the first three months of 2009.
Financing Activities
NACoal has an unsecured revolving line of credit of up to $75.0 million and an unsecured term loan of $15.0 million at March 31, 2009 (the “NACoal Facility”). The term loan requires a final principal repayment of $15.0 million in March 2010. The NACoal Facility expires in March 2010. Borrowings outstanding under the NACoal Facility were $35.0 million at March 31, 2009. Therefore, at March 31, 2009, the excess availability under the NACoal Facility was $40.0 million.
The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. The NACoal Facility provides for, at NACoal’s option, Eurodollar loans that bear interest at LIBOR plus a margin based on the level of debt to EBITDA ratio achieved and Base Rate loans that bear interest at Base Rates plus the Applicable Margin, as defined in the NACoal Facility. A facility fee, which is determined based on the level of debt to EBITDA ratio achieved is also applied to the aggregate revolving line of credit. At March 31, 2009, term loan borrowings outstanding bore interest at LIBOR plus 0.875% and the revolving credit interest rate was LIBOR plus 0.725%. At March 31, 2009, the revolving credit facility fee was 0.150% of the unused commitment of the revolving facility.
The NACoal Facility also contains restrictive covenants that require, among other things, NACoal to maintain certain debt to EBITDA and fixed charge coverage ratios and provides the ability to make loans, dividends and advances to NACCO, with some restrictions based upon NACoal’s leverage ratio. At March 31, 2009, NACoal was in compliance with the covenants in the NACoal Facility.
During 2004 and 2005, NACoal issued unsecured notes totaling $45.0 million in a private placement (the “NACoal Notes”), which require annual principal payments of approximately $6.4 million that began in October 2008 and will mature on October 4, 2014. These unsecured notes bear interest at a weighted-average fixed rate of 6.08%, payable semi-annually on April 4 and October 4. The NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. NACoal had $38.6 million of the private placement notes outstanding at March 31, 2009. The NACoal Notes contain certain covenants and restrictions that require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios, and limit dividends to NACCO based upon NACoal’s leverage ratio. At March 31, 2009, NACoal was in compliance with the covenants in the NACoal Notes.
NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At March 31, 2009, the balance of the note was $8.8 million and the interest rate was 0.81%.
NACoal believes funds available from the NACoal Facility and operating cash flows will provide sufficient liquidity to finance all of its scheduled loan principal repayments and its operating needs and commitments until the expiration of the NACoal Facility in March 2010.
Contractual Obligations, Contingent Liabilities and Commitments
Since December 31, 2008, there have been no significant changes in the total amount of NACoal’s contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 73 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Capital Expenditures
Expenditures for property, plant and equipment were $0.7 million during the first three months of 2009. NACoal estimates that its capital expenditures for the remainder of 2009 will be an additional $24.8 million, primarily for lignite coal reserves, equipment for mining activities and mine development activities. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure
NACoal’s capital structure is presented below:

	March 31	December 31
	2009	2008	Change
Total net tangible assets	$124.4	$128.7	$(4.3)
Coal supply agreements and other intangibles, net	65.9	66.7	(0.8)

Net assets	190.3	195.4	(5.1)
Advances to (from) NACCO	1.3	(38.3)	39.6
Other debt	(97.7)	(71.1)	(26.6)

Total equity	$93.9	$86.0	$7.9

Debt to total capitalization	51%	56%	(5%)
The decrease in total net tangible assets of $4.3 million was primarily due to a $4.3 million decrease in intercompany accounts receivable as a result of a change in the timing of intercompany tax payments, a $3.1 million decrease in inventory from a reduction in coal inventory and a $2.0 million increase in accounts payable due to a change in the timing of payments. These items were partially offset by a $3.2 million increase in accounts receivable primarily from higher revenue in March 2009 compared with December 2008 and a $2.3 million decrease in other current liabilities primarily from the payment of compensation-related amounts accrued at December 31, 2008 during the first quarter of 2009.
Borrowings of other debt increased during the first three months of 2009 primarily from the repayment of “Advances from NACCO.”
Stockholder’s equity increased primarily due to net income of $10.8 million, partially offset by dividends to NACCO of $3.0 million during the first three months of 2009.
OUTLOOK
NACoal’s lignite coal mining operations are not significantly affected by the economic downturn because of NACoal’s long-term contract structure and continued stable demand for electricity from the power plants it serves. NACoal expects improved full year results at its lignite coal mining operations in 2009 provided that customers achieve currently planned power plant operating levels. Tons delivered at the lignite coal mines are expected to increase in 2009 compared with 2008, especially at MLMC as a result of fewer planned outage days and improved operating efficiencies at the customer’s power plant. However, contractual price escalation at all mines is not expected to affect results as favorably in 2009 as it did in 2008 because of recent declines in commodity costs.
Limerock customer projections for 2009 deliveries reflect the continued significant decline in the southern Florida housing and construction markets. In addition, production will continue to be significantly decreased due to an unfavorable legal ruling that set aside NACoal’s customers’ mining permits at most of the limerock mining operations. As a result, deliveries from the limerock dragline mining operations are expected to continue to be significantly lower in 2009. Customers are expected to reduce inventory levels before returning to production under new permits that are expected to be issued toward the end of 2009. NACoal has mitigated its financial exposure to these limerock operations by entering into new cost reimbursable management fee contracts with the majority of its customers.
Overall, NACoal expects solid operating performance in 2009 with net income somewhat better than 2008. Cash flow before financing activities is expected to be positive, but down from 2008 mainly due to planned investments in new mining opportunities.
NACoal has a number of potential new projects and opportunities under consideration and expects to incur additional expenses related to these opportunities in 2009. Permitting is taking place in NACoal’s Otter Creek Reserve in North Dakota in expectation of the construction of a new mine. NACoal is also working on a project with Mississippi Power to provide lignite coal to a new power plant in Mississippi. Finally, in April 2009, NACoal entered into an agreement to sell the assets of Red River in Louisiana to its customer for approximately $42 million in cash, subject to closing adjustments. The sale of Red River is a strategic opportunity in the context of the impending expiration of the coal supply contract in 2010. NACoal concluded that this was an appropriate time to monetize and redeploy the value of Red River. The sale of the mine, which is subject to customary closing conditions, including regulatory approval, is expected to generate a substantial gain and enhanced cash flow when the transaction is completed later this year.
Over the longer term, NACoal expects to continue its efforts to develop new domestic coal projects and is encouraged that more new project opportunities may become available, including opportunities for coal-to-liquids, coal gasification and other clean coal technologies. Further, NACoal continues to pursue additional non-coal mining opportunities, such as consulting services agreements.
NACCO AND OTHER
NACCO and Other includes the parent company operations and Bellaire Corporation, a non-operating subsidiary of NACCO.
FINANCIAL REVIEW
Operating Results
The results of operations at NACCO and Other were as follows for the three months ended March 31:

	2009	2008
Revenues	$—	$—
Operating loss	$(1.1)	$(0.7)
Other income (expense)	$(0.8)	$1.8
Net income (loss)	$(1.5)	$0.4
First Quarter of 2009 Compared with First Quarter of 2008
NACCO and Other recognized an operating loss of $1.1 million in the first quarter of 2009 compared with $0.7 million in the first quarter of 2008. The change was primarily due to lower management fees charged to the subsidiaries in the first quarter of 2009 mainly as a result of the expectation that the parent company plans to incur lower employee-related expenses during 2009. The change in other income (expense) in the first quarter of 2009 compared with the first quarter of 2008 was primarily due to lower interest income at the parent company from lower levels of cash investments and lower interest rates on investments. NACCO and Other recognized a net loss of $1.5 million in the first quarter of 2009 compared with net income of $0.4 million for the first quarter of 2008 primarily due to the factors affecting operating loss and other income (expense).
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
Following are the parent company management fees for the three months ended March 31:

	2009	2008
NACCO fees included in selling, general and administrative expenses
NMHG Wholesale	$1.6	$2.6
HBB	$0.5	$1.0
NACoal	$0.8	$0.4
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
Contractual Obligations, Contingent Liabilities and Commitments
Since December 31, 2008, there have been no significant changes in the total amount of NACCO and Other contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 77 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Capital Structure
NACCO’s consolidated capital structure is presented below:

	March 31	December 31
	2009	2008	Change
Total net tangible assets	$784.4	$753.5	$30.9
Coal supply agreements and other intangibles, net	65.9	66.7	(0.8)

Net assets	850.3	820.2	30.1
Total debt	(495.3)	(449.5)	(45.8)
Closed mine obligations, net of tax	(14.1)	(13.8)	(0.3)

Total equity	$340.9	$356.9	$(16.0)

Debt to total capitalization	59%	56%	3%

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
NMHG: (1) reduction in demand for lift trucks and related aftermarket parts and service on a worldwide basis, including the ability of NMHG’s dealers and end-users to obtain financing at reasonable rates as a result of current economic conditions, (2) changes in sales prices, (3) delays in delivery or increases in costs, including transportation costs, of raw materials or sourced products and labor, (4) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which NMHG operates and/or sells products, (5) delays in, increased costs from or reduced benefits from restructuring programs, (6) customer acceptance of, changes in the prices of, or delays in the development of new products, (7) introduction of new products by, or more favorable product pricing offered by, NMHG’s competitors, (8) delays in manufacturing and delivery schedules, (9) changes in or unavailability of suppliers, (10) bankruptcy of or loss of major dealers, retail customers or suppliers, (11) product liability or other litigation, warranty claims or returns of products, (12) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives, (13) acquisitions and/or dispositions of dealerships by NMHG, (14) changes mandated by federal and state regulation, including health, safety or environmental legislation, (15) the ability of NMHG and its dealers and suppliers to access credit in the current economic environment and (16) the ability of NMHG to obtain future financing on reasonable terms or at all.
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
NACoal: (1) weather conditions, extended power plant outages or other events that would change the level of customers’ lignite coal or limerock requirements, (2) weather or equipment problems that could affect lignite coal or limerock deliveries to customers, (3) changes in mining permit requirements that could affect deliveries to customers, including the resumption of Florida limerock mining, (4) changes in costs related to geological conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (5) costs to pursue and develop new mining opportunities, including costs in connection with NACoal’s joint ventures, (6) consummation of the sale of Red River, (7) changes in U.S. regulatory requirements, including changes in power plant emission regulations, (8) changes in the power industry that would affect demand for NACoal’s reserves, (9) the ability of NACoal’s utility customers to access credit markets to maintain current liquidity and (10) the ability of NACoal to obtain future financing on reasonable terms or at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See pages 80, F-19, F-20, F-34, F-35, F-36, F-37 and F-38 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of the Company’s derivative hedging policies and use of financial instruments. There have been no material changes in the Company’s market risk exposures since December 31, 2008.
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
Changes in internal control over financial reporting: During the first quarter of 2009, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1 Legal Proceedings
     None
Item 1A Risk Factors
     No changes
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information regarding the Company’s stock repurchase program:

Issuer Purchases of Equity Securities
				(d)
				Maximum Number
			(c)	of Shares (or
	(a)	(b)	Total Number	Approximate Dollar
	Total Number	Average Price	of Shares Purchased	Value) that May Yet
	of Shares	Paid per	as Part of the Publicly	Be Purchased Under
Period	Purchased	Share	Announced Program	the Program (1)
January 1 to 31, 2009	0	0	0	$100,000,000
February 1 to 28, 2009	0	0	0	$100,000,000
March 1 to 31, 2009	0	0	0	$100,000,000

Total	0	0	0	$100,000,000

(1)	On November 15, 2007, the Company announced that its Board of Directors had authorized a stock repurchase program (the “Program”). Under the terms of the Program, the Company may repurchase up to a total of $100.0 million of shares of the Company’s Class A Common Stock. The Company may repurchase shares on the open market or in privately negotiated transactions, including block trades. The Program has no expiration date. During the first quarter of 2009, the Company did not make any purchases under the terms of the Program.
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

NACCO Industries, Inc. (Registrant)
Date: May 5, 2009	/s/ Kenneth C. Schilling
Kenneth C. Schilling
Vice President and Controller (Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number*	Description of Exhibits

10.1	The NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (As Amended and Restated April 24, 2009) is attached hereto as Exhibit 10.1.

10.2	The NACCO Industries, Inc. Unfunded Benefit Plan for Terminated NMHG Employees is attached hereto as Exhibit 10.2.

10.3	Consulting Agreement between NACCO Industries, Inc. and Michael J. Morecroft, dated February 10, 2009 (effective as of June 30, 2008) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on February 12, 2009, Commission File Number 1-9172.

31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31(i)(2)	Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and Kenneth C. Schilling

*	Numbered in accordance with Item 601 of Regulation S-K.