Form 10-Q
period 2009-06-30
NACCO INDUSTRIES INC
filed 2009-08-05
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Number of shares of Class A Common Stock outstanding at July 31, 2009 6,686,851
Number of shares of Class B Common Stock outstanding at July 31, 2009 1,603,936

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30	DECEMBER 31
	2009	2008
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$178.8	$138.3
Accounts receivable, net	284.7	419.2
Inventories	377.5	480.2
Deferred income taxes	31.8	38.2
Prepaid expenses and other	52.2	65.3

Total Current Assets	925.0	1,141.2

Property, Plant and Equipment, Net	345.2	358.9
Coal Supply Agreements and Other Intangibles, Net	65.2	66.7
Long-term Deferred Income Taxes	16.5	21.3
Other Non-current Assets	117.6	99.8

Total Assets	$1,469.5	$1,687.9

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$216.5	$376.4
Revolving credit agreements — not guaranteed by the parent company	36.1	6.4
Current maturities of long-term debt — not guaranteed by the parent company	45.6	42.6
Accrued payroll	21.9	34.2
Accrued warranty	36.5	46.3
Deferred revenue	12.5	17.7
Other current liabilities	117.2	151.7

Total Current Liabilities	486.3	675.3

Long-term Debt — not guaranteed by the parent company	381.6	400.5
Pension and other Post-retirement Obligations	89.8	100.9
Other Long-term Liabilities	139.6	154.3

Total Liabilities	1,097.3	1,331.0

Stockholders’ Equity
Common stock:
Class A, par value $1 per share, 6,686,451 shares outstanding (2008 - 6,680,652 shares outstanding)	6.7	6.7
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,604,336 shares outstanding (2008 - 1,605,226 shares outstanding)	1.6	1.6
Capital in excess of par value	14.4	14.4
Retained earnings	383.2	399.3
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	27.8	17.4
Deferred gain (loss) on cash flow hedging	9.5	(9.1)
Pension and post-retirement plan adjustment	(71.4)	(73.6)

Total Stockholders’ Equity	371.8	356.7

Noncontrolling Interest	0.4	0.2

Total Equity	372.2	356.9

Total Liabilities and Equity	$1,469.5	$1,687.9

See Notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2009	2008	2009	2008
	(In millions, except per share data)
Revenues	$545.2	$948.1	$1,103.8	$1,813.1
Cost of sales	452.1	826.2	924.9	1,558.9

Gross Profit	93.1	121.9	178.9	254.2
Earnings of unconsolidated project mining subsidiaries	9.8	9.3	20.3	17.9
Operating Expenses
Selling, general and administrative expenses	88.3	119.7	186.4	243.9
Restructuring charges	1.5	0.8	2.2	1.4
Gain on sale of assets	(0.5)	—	(2.2)	(0.2)

	89.3	120.5	186.4	245.1

Operating Profit	13.6	10.7	12.8	27.0

Other income (expense)
Interest expense	(7.8)	(10.7)	(16.0)	(21.7)
Interest income	0.9	1.7	1.7	4.8
Income (loss) from other unconsolidated affiliates	(0.2)	1.6	(1.0)	3.4
Other	(0.1)	(0.2)	0.2	(2.3)

	(7.2)	(7.6)	(15.1)	(15.8)

Income (Loss) Before Income Taxes	6.4	3.1	(2.3)	11.2
Income tax provision	5.0	0.7	5.4	3.2

Net Income (Loss)	$1.4	$2.4	$(7.7)	$8.0

Net (income) loss attributable to noncontrolling interest	0.2	(0.1)	0.2	(0.1)

Net Income (Loss) Attributable to Stockholders	$1.6	$2.3	$(7.5)	$7.9

Comprehensive Income	$35.6	$16.8	$23.7	$29.9

Basic and Diluted Earnings (Loss) per Share	$0.19	$0.28	$(0.90)	$0.95

Dividends per Share	$0.5175	$0.5150	$1.0325	$1.0150

Basic Weighted Average Shares Outstanding	8.289	8.282	8.288	8.278

Diluted Weighted Average Shares Outstanding	8.294	8.288	8.288	8.285

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30
	2009	2008
	(In millions)
Operating Activities
Net income (loss)	$(7.7)	$8.0
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, depletion and amortization	26.8	30.5
Amortization of deferred financing fees	1.0	1.0
Deferred income taxes	11.4	7.5
Restructuring charges	2.2	1.4
Gain on sale of assets	(2.2)	(0.2)
Other	(26.4)	(5.4)
Working capital changes
Accounts receivable	154.7	38.3
Inventories	118.9	(4.9)
Other current assets	(4.3)	(23.8)
Accounts payable	(163.8)	(55.7)
Other liabilities	(68.7)	(48.1)

Net cash provided by (used for) operating activities	41.9	(51.4)

Investing Activities
Expenditures for property, plant and equipment	(16.1)	(39.5)
Proceeds from the sale of assets	12.6	2.4
Other	(1.5)	(1.1)

Net cash used for investing activities	(5.0)	(38.2)

Financing Activities
Additions to long-term debt	5.8	17.7
Reductions of long-term debt	(25.4)	(42.2)
Net additions to revolving credit agreements	28.1	26.7
Cash dividends paid	(8.6)	(8.4)
Other	(0.2)	—

Net cash used for financing activities	(0.3)	(6.2)

Effect of exchange rate changes on cash	3.9	1.9

Cash and Cash Equivalents
Increase (decrease) for the period	40.5	(93.9)
Balance at the beginning of the period	138.3	281.2

Balance at the end of the period	$178.8	$187.3

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	SIX MONTHS ENDED
	JUNE 30
	2009	2008
	(In millions, except per share data)
Stockholders’ Equity:
Class A Common Stock	$6.7	$6.7

Class B Common Stock	1.6	1.6

Capital in Excess of Par Value
Beginning balance	14.4	14.1
Stock-based compensation	0.2	0.7
Shares issued under stock compensation plans	0.2	0.2
Noncontrolling interest share of contributions to joint venture	(0.4)	—

	14.4	15.0

Retained Earnings
Balance as of December 31:
2008	399.3	—
2007	—	854.9
Cumulative effect of accounting change for SFAS No. 158, net of $0.5 tax benefit	—	(1.1)

Beginning balance	399.3	853.8
Net income (loss) attributable to stockholders	(7.5)	7.9
Cash dividends on Class A and Class B common stock:
2009 $1.0325 per share	(8.6)	—
2008 $1.0150 per share	—	(8.4)

	383.2	853.3

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(65.3)	14.1
Foreign currency translation adjustment	10.4	18.2
Reclassification of hedging activity into earnings	2.5	2.2
Current period cash flow hedging activity	16.1	(1.5)
Cumulative effect of accounting change for SFAS No. 158	—	1.0
Reclassification of pension and post-retirement activities into earnings	2.2	2.1

	(34.1)	36.1

Total Stockholders’ Equity	371.8	912.7

Noncontrolling Interest
Beginning balance	0.2	—
Net income (loss)	(0.2)	0.1
Noncontrolling interest share of contributions to joint venture	0.4	—

Total Noncontrolling Interest	0.4	0.1

Total Equity	$372.2	$912.8

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of NACCO Industries, Inc. (the parent company or “NACCO”) and its wholly owned subsidiaries (collectively, “NACCO Industries, Inc. and Subsidiaries” or the “Company”). Intercompany accounts and transactions are eliminated in consolidation. Also included is Shanghai Hyster Forklift Ltd., a 73% owned joint venture of NMHG Holding Co. (“NMHG”) in China. The Company’s subsidiaries operate in the following principal industries: lift trucks, small appliance distribution, specialty retail and mining. The Company manages its subsidiaries primarily by industry; however, the Company manages its lift truck operations as two reportable segments: wholesale manufacturing and retail distribution.
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
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of June 30, 2009 and the results of its operations for the three and six months ended June 30, 2009 and 2008 and the results of its cash flows and changes in equity for the six months ended June 30, 2009 and 2008 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements.
Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2009. Because the HBB and KC businesses are seasonal, a majority of revenues and operating profit typically occurs in the second half of the calendar year when sales of small electric household appliances to retailers and consumers increase significantly for the fall holiday selling season. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Management performed an evaluation of the Company’s activities through the date of filing this Form 10-Q with the SEC on August 5th, 2009. No significant subsequent events have occurred that required recognition or disclosure in the Unaudited Condensed Consolidated Financial Statements.
Note 2 — Recently Issued Accounting Standards
Accounting Standards Adopted in 2009:
SFAS No. 141R: In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations.” SFAS No. 141R modifies the accounting for business combinations by requiring that acquired assets and assumed liabilities be recorded at fair value, contingent consideration arrangements be recorded at fair value on the date of the acquisition and preacquisition contingencies will generally be accounted for in purchase accounting at fair value. The pronouncement also requires that transaction costs be expensed as incurred, acquired research and development be capitalized as an indefinite-lived intangible asset and the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” be met at the acquisition date in order to accrue for a restructuring plan in purchase accounting. SFAS No. 141R is required to be adopted prospectively effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 141R did not have a material effect on the Company’s financial position or results of operations.

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
SFAS No. 165: In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The pronouncement provides, a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is required to be adopted prospectively and was effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material effect on the Company’s financial position or results of operations.
FSP FAS 107-1 and APB 28-1: In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB-28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments for interim reporting periods, as well as in annual financial statements. In addition, the pronouncement also amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP was effective for interim reporting periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 as of June 30, 2009 and has included the disclosures in Note 5.
Accounting Standards Not Yet Adopted:
SFAS No. 166: In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.” SFAS No. 166 requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. The pronouncement eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. SFAS No. 166 also requires enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. SFAS No. 166 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. The Company is currently evaluating the effect the adoption of SFAS No. 166 will have on its financial position, results of operations, cash flows and related disclosures.
SFAS No. 167: In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The pronouncement requires ongoing assessment of whether an entity is the primary beneficiary of a variable interest entity and eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The pronouncement also requires additional disclosures regarding a company’s involvement with variable interest entities, any significant changes in risk exposure due to that involvement and how the company’s involvement with a variable interest entity affects the company’s financial statements. SFAS No. 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. The Company is currently evaluating the effect the adoption of SFAS No. 167 will have on its financial position, results of operations, cash flows and related disclosures.
SFAS No. 168: In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162.” SFAS No. 168 establishes the FASB Accounting Standards CodificationTM (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS No. 168 to have a material effect on the Company’s financial position, results of operations or cash flows.
FSP FAS 132(R)-1: In December 2008, the FASB issued FSP FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets.” FSP FAS 132(R)-1 modifies existing requirements to require additional disclosures about plan assets of an employer’s defined benefit pension or other postretirement plan. The disclosure requirements of FSP FAS 132(R)-1 are effective for fiscal years ending after December 15, 2009. The Company will include the disclosures upon adoption in its Annual Report on Form 10-K for the fiscal year ending December 31, 2009.
Reclassifications: Certain amounts in the prior periods’ Unaudited Condensed Consolidated Financial Statements have been reclassified to conform to the current period’s presentation.

Note 3 — Restructuring and Related Programs
NMHG Programs
During 2009, NMHG’s management approved a plan for a reduction in the number of employees in Asia-Pacific due to the sale of assets comprising NMHG’s fleet services business and wholly owned Hyster® retail dealerships in Australia. As a result, NMHG recognized a charge of approximately $1.9 million related to severance in 2009, which is classified in the Unaudited Condensed Consolidated Statement of Operations on the line “Restructuring charges.” Payments related to these reductions in force are expected to continue through the remainder of 2009.
In addition, the Company anticipates that it will incur subsequent charges, which were not eligible for accrual at June 30, 2009, totaling $0.2 million for other costs related to the restructuring during the remainder of 2009.
During 2008 and 2009, based on the decline in economic conditions, NMHG’s management reduced its number of employees worldwide. As a result, NMHG recognized a charge of approximately $6.3 million in 2008 and $0.7 million in the first quarter of 2009 related to severance. In addition, $0.2 million of the accrual was reversed during the second quarter of 2009 as a result of a reduction in the number of employees receiving severance payments as well as a reduction in the average amount paid to each employee. Severance payments of $3.8 million were made during the first six months of 2009. Payments related to these reductions in force are expected to continue through the remainder of 2009. NMHG continues to evaluate the appropriate size of its workforce worldwide to match market demand for lift trucks in response to the decline in economic conditions.
During 2007, NMHG’s Board of Directors approved a plan to phase out production of current products at its facility in Irvine, Scotland by early 2009, change the product mix at its Craigavon, Northern Ireland facility and increase production at its Berea, Kentucky and Sulligent, Alabama plants in the United States and at its Ramos Arizpe facility in Mexico. As a result, NMHG Wholesale recognized a charge of approximately $5.5 million in 2007. Of this amount, $5.2 million related to severance and $0.3 million related to other costs of the restructuring. During 2008, NMHG recognized an additional charge of $3.2 million. Of this amount, $2.2 million related to severance and $1.0 million related to other costs of the restructuring. In addition, $0.4 million of the amount previously accrued was reversed in 2008 as a result of a reduction in the estimate of employees eligible to receive severance payments. During the second quarter of 2009, $0.2 million of the amount previously accrued was reversed as a result of a reduction in the estimate of employees eligible to receive certain severance benefits. Payments of $4.5 million were made for severance during the first six months of 2009. Payments related to this restructuring plan are expected to be made through the remainder of 2009. No further charges related to this plan are expected.
Following is the detail of the charges related to the NMHG programs:

	Total charges	Total charges	Charges incurred in	Additional charges
	expected to be	incurred through	the six months ended	expected to be
	incurred	December 31, 2008	June 30, 2009	incurred
Cash charges
Severance	$15.5	$13.3	$2.2	$—
Other	1.5	1.3	—	0.2

	$17.0	$14.6	$2.2	$0.2

Following is the activity related to the liability for the NMHG programs, which is included on the line “Other current liabilities” in the Unaudited Condensed Consolidated Balance Sheets:

Severance
Balance at January 1, 2009	$10.0
Provision	2.6
Reversal	(0.4)
Payments	(8.3)

Balance at June 30, 2009	$3.9

Note 4 — Inventories
Inventories are summarized as follows:

	JUNE 30	DECEMBER 31
	2009	2008
Manufactured inventories:
Finished goods and service parts -
NMHG Wholesale	$140.3	$177.9
Raw materials and work in process -
NMHG Wholesale	124.6	196.4

Total manufactured inventories	264.9	374.3

Sourced inventories:
HBB	77.5	70.4

Retail inventories:
NMHG Retail	19.3	24.7
KC	49.7	50.4

Total retail inventories	69.0	75.1

Total inventories at FIFO	411.4	519.8

Coal – NACoal	8.4	11.8
Mining supplies – NACoal	11.4	11.6

Total inventories at weighted average	19.8	23.4

NMHG LIFO reserve	(53.7)	(63.0)

	$377.5	$480.2

The cost of certain manufactured and retail inventories at NMHG, including service parts, has been determined using the last-in-first-out (“LIFO”) method. At June 30, 2009 and December 31, 2008, 35% and 38%, respectively, of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation. During the three and six months ended June 30, 2009 and 2008, reductions in LIFO inventories at NMHG resulted in liquidations of LIFO inventory layers carried at lower costs compared with current year purchases. The income statement effect of such liquidations on “Cost of sales” during the three and six months ended June 30, 2009 was a benefit of $5.8 million and $8.2 million, respectively. This compares with a benefit of $1.0 million and $1.8 million during the three and six months ended June 30, 2008, respectively.

Note 5 — Financial Instruments and Derivative Financial Instruments
Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account subsidiary credit risk. At June 30, 2009, the fair value of revolving credit agreements and long-term debt, excluding capital leases, was $342.5 million compared with the book value of $454.4 million. At December 31, 2008, the fair value of revolving credit agreements and long-term debt, excluding capital leases, was $271.6 million compared with the book value of $438.8 million.
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
The Company measures its derivatives at fair value on a recurring basis using significant observable inputs, which is Level 2 as defined in the SFAS No. 157, “Fair Value Measurements,” fair value hierarchy. The Company uses a present value technique that incorporates the LIBOR swap curve, foreign currency spot rates and foreign currency forward rates to value its derivatives, including its interest rate swap agreements and foreign currency exchange contracts, and also incorporates the effect of its subsidiary and counterparty credit risk into the valuation. The fair value of derivative assets was $1.1 million and the fair value of derivative liabilities was $29.8 million at June 30, 2009. The fair value of derivative assets was $3.0 million and the fair value of derivative liabilities was $39.8 million at December 31, 2008.
Foreign Currency Derivatives: NMHG and HBB held forward foreign currency exchange contracts with total notional amounts of $238.6 million and $13.6 million, respectively, at June 30, 2009, primarily denominated in euros, British pounds, Japanese yen, Canadian dollars, Swedish kroner, Australian dollars and Mexican pesos. NMHG and HBB held forward foreign currency exchange contracts with total notional amounts of $561.1 million and $13.0 million, respectively, at December 31, 2008, primarily denominated in euros, British pounds, Japanese yen, Canadian dollars, Swedish kroner, Australian dollars and Mexican pesos. The fair value of these contracts approximated a net liability of $7.6 million and $10.7 million at June 30, 2009 and December 31, 2008, respectively.
Forward foreign currency exchange contracts that qualify for hedge accounting are used to hedge transactions expected to occur within the next twelve months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges in accordance with SFAS No. 133, as amended, has been included in OCI. Based on market valuations at June 30, 2009, $14.4 million of the amount included in OCI at June 30, 2009 is expected to be reclassified as income into the Consolidated Statement of Operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: The following table summarizes the notional amounts, related rates (including applicable margins) and remaining terms of interest rate swap agreements active at June 30, 2009 and December 31, 2008:

	Notional Amount		Average Fixed Rate
	June 30	December 31	June 30	December 31	Remaining Term at
	2009	2008	2009	2008	June 30, 2009
NMHG	$206.5	$211.0	4.3%	4.4%	Various, extending to May 2012
HBB	$108.0	$108.0	4.8%	4.7%	Various, extending to May 2012
NACoal	$15.0	$25.0	5.7%	5.8%	March 2010
In addition to the interest rate swap agreements reflected in the table, at June 30, 2009, NMHG holds certain contracts that begin on various dates starting in May 2010 and extend to various dates through February 2013. These contracts increase the notional amount to $367.5 million at June 30, 2009, but the amount outstanding at any one time will not exceed the balance of the NMHG Term Loan. In addition to the interest rate swap agreements reflected in the table, at June 30, 2009, HBB holds certain contracts that begin on various dates starting in June 2010 and extend to various dates through June 2013. These contracts increase the notional amount to $183.0 million at June 30, 2009, but the amount outstanding at any one time will not exceed the balance of the HBB Term Loan. The fair value of all interest rate swap agreements was a net liability of $21.1 million and $26.1 million at June 30, 2009 and December 31, 2008, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges in accordance with SFAS No. 133, as amended, has been included in OCI. Based on market valuations at June 30, 2009, $5.9 million is expected to be reclassified as expense into the Consolidated Statement of Operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements.
NMHG: NMHG has interest rate swap agreements that hedge interest payments on the NMHG Term Loan. The interest rate swap agreements held by NMHG on June 30, 2009 are expected to continue to be effective as hedges.
HBB: HBB has interest rate swaps that hedge interest payments on the HBB Term Loan. The interest rate swap agreements held by HBB on June 30, 2009 are expected to continue to be effective as hedges.
The following table summarizes the fair value of derivative instruments reflected on a gross basis at June 30, 2009 and December 31, 2008 as recorded in the Consolidated Balance Sheets:

	Asset Derivatives			Liability Derivatives
		June 30	December 31		June 30	December 31
	Balance sheet	2009	2008	Balance sheet	2009	2008
	location	Fair value	Fair value	location	Fair value	Fair value
Derivatives designated as hedging instruments under SFAS 133
Interest rate swap agreements
Current	Prepaid expenses and other	$—	$—	Other current liabilities	$5.5	$3.4
Long-term	Other non-current assets	—	—	Other long-term liabilities	15.1	21.9
Foreign currency exchange contracts
Current	Prepaid expenses and other	(0.2)	1.4	Other current liabilities	7.7	13.8
Long-term	Other non-current assets	—	1.7	Other long-term liabilities	—	—

Total derivatives designated as hedging instruments under SFAS 133		$(0.2)	$3.1		$28.3	$39.1

Derivatives not designated as hedging instruments under SFAS 133
Interest rate swap a greements
Current	Prepaid expenses and other	$—	$—	Other current liabilities	$0.5	$0.7
Long-term	Other non-current assets	—	—	Other long-ter liabilities	—	—
Foreign currency exchange contracts
Current	Prepaid expenses and other	1.3	(0.1)	Other current liabilities	1.0	—
Long-term	Other non-current assets	—	—	Other long-term liabilities	—	—

Total derivatives not designated as hedging instruments under SFAS 133		$1.3	$(0.1)		$1.5	$0.7

Total derivatives		$1.1	$3.0		$29.8	$39.8

The following table summarizes the impact of derivative instruments for the three and six months ended June 30 as recorded in the Unaudited Condensed Consolidated Statements of Operations:

										Location of Gain or
										(Loss) Recognized in
					Location of Gain					Income on Derivative	Amount of Gain or (Loss) Recognized in Income
	Amount of Gain or (Loss) Recognized in OCI on				or (Loss)	Amount of Gain or (Loss) Reclassified from OCI into				(Ineffective Portion	on Derivative (Ineffective Portion and Amount
	Derivative (Effective Portion)				Reclassified from	Income (Effective Portion)				and Amount	Excluded from Effectiveness Testing)
Derivatives in SFAS 133 Cash	THREE MONTHS		SIX MONTHS		OCI into Income	THREE MONTHS		SIX MONTHS		Excluded from	THREE MONTHS		SIX MONTHS
Flow Hedging Relationships	2009	2008	2009	2008	(Effective Portion)	2009	2008	2009	2008	Effectiveness Testing)	2009	2008	2009	2008
Interest rate swap agreements	$5.1	$10.2	$6.6	$2.1	Interest income (expense)	$(2.5)	$0.4	$(4.6)	$(0.2)	N/A	$—	$—	$—	$—
Foreign currency exchange contracts	8.9	—	12.0	(2.6)	Cost of sales	(0.2)	(2.2)	0.4	(1.1)	N/A	—	—	—	—

Total	$14.0	$10.2	$18.6	$(0.5)		$(2.7)	$(1.8)	$(4.2)	$(1.3)		$—	$—	$—	$—

	Location of Gain
	or (Loss)	Amount of Gain or (Loss) Recognized in Income on
	Recognized in	Derivative
Derivatives Not Designated as	Income on	THREE MONTHS		SIX MONTHS
Hedging Instruments under SFAS 133	Derivative	2009	2008	2009	2008
Interest rate swap agreements	Other	$0.1	$0.4	$0.3	$(0.6)
Foreign currency exchange contracts	Cost of sales or Other	0.8	(1.0)	0.4	1.0

Total		$0.9	$(0.6)	$0.7	$0.4

Note 6 — Unconsolidated Subsidiaries and Equity Investments
Three of NACoal’s wholly owned subsidiaries, the project mining subsidiaries, meet the definition of a variable interest entity pursuant to FASB Interpretation (“FIN”) No. 46. The project mining subsidiaries were developed between 1974 and 1981 and operate lignite coal mines under long-term contracts with various utility customers. The contracts with the project mining subsidiaries’ utility customers allow each mine to sell lignite coal at a price based on actual cost plus an agreed pre-tax profit per ton. The taxes resulting from earnings of the project mining subsidiaries are solely the responsibility of the Company. These entities are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed. The obligations of the project mining subsidiaries are without recourse to NACCO and NACoal. Although NACoal owns 100% of the stock and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities of the project mining subsidiaries or absorb any expected losses without additional support from the utility customers. As a result, NACoal is not the primary beneficiary and therefore does not consolidate these entities’ financial position or results of operations. The pre-tax income from the project mining subsidiaries is reported on the line “Earnings of unconsolidated project mining subsidiaries” in the Unaudited Condensed Consolidated Statements of Operations with related taxes included in the provision for income taxes. The Company has included the pre-tax earnings of the project mining subsidiaries above operating profit as they are an integral component of the Company’s business and operating results. The investment in the project mining subsidiaries and related tax assets and liabilities was $17.2 million and $16.6 million at June 30, 2009 and December 31, 2008, respectively, and are included on the line “Other Non-current Assets” in the Unaudited Condensed Consolidated Balance Sheets. The Company’s risk of loss relating to these entities is limited to its invested capital, which was $3.3 million and $5.0 million at June 30, 2009 and December 31, 2008, respectively.
Summarized financial information for the project mining subsidiaries is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2009	2008	2009	2008
Revenues	$109.3	$102.6	$204.4	$183.5
Gross profit	$15.4	$13.3	$31.3	$26.0
Income before income taxes	$9.8	$9.3	$20.3	$17.9
Income from continuing operations	$7.7	$7.3	$15.9	$13.9
Net income	$7.7	$7.3	$15.9	$13.9
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
The Company’s percentage share of the net income or loss from its equity investments in NFS and SN are reported on the line “Income (loss) from other unconsolidated affiliates” in the “Other income (expense)” section of the Unaudited Condensed Consolidated Statements of Operations. The Company’s equity investments are included on the line “Other Non-current Assets” in the Unaudited Condensed Consolidated Balance Sheets. At June 30, 2009 and December 31, 2008, NMHG’s investment in NFS was $13.3 million and $14.8 million, respectively, and NMHG’s investment in SN was $27.7 million and $29.9 million, respectively.

Summarized financial information for these two NMHG equity investments is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2009	2008	2009	2008
Revenues	$71.5	$106.3	$142.5	$208.2
Gross profit	$21.1	$28.6	$41.7	$57.8
Income from continuing operations	$1.0	$5.3	$1.1	$11.6
Net income	$1.0	$5.3	$1.1	$11.6
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
Under various financing arrangements for certain customers, including independently owned retail dealerships, NMHG provides guarantees of the residual values of lift trucks or recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which NMHG is providing a guarantee generally range from one to five years. Total guarantees and amounts subject to recourse or repurchase obligations at June 30, 2009 and December 31, 2008 were $160.4 million and $190.1 million, respectively. Losses anticipated under the terms of the guarantees, recourse or repurchase obligations are not significant and reserves have been provided for such losses in the accompanying Unaudited Condensed Consolidated Financial Statements. In such circumstances, NMHG retains a security interest in the related assets financed such that, in the event NMHG would become obligated under the terms of the recourse or repurchase obligations, NMHG would take title to the assets financed. The fair value of collateral held at June 30, 2009 was approximately $193.0 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities in which it has provided guarantees. As of June 30, 2009, the Company does not believe there is a significant risk of non-payment or non-performance of the obligations by these entities; however based upon the current economic environment, there can be no assurance that the risk may not increase in the future. In addition, NMHG has an agreement with GECC to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $50.3 million of guarantees for these certain eligible dealers are limited to 7.5% of their original loan balance, or $17.3 million as of June 30, 2009. The $50.3 million is included in the $160.4 million of total guarantees and amounts subject to standby recourse or repurchase obligations at June 30, 2009.
Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. On occasion, the credit quality of a customer or concentration issues within GECC may necessitate providing standby recourse or repurchase obligations or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At June 30, 2009, approximately $118.6 million of the Company’s total guarantees, recourse or repurchase obligations related to transactions with NFS. In addition, in connection with the joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At June 30, 2009, the amount of NFS’ debt guaranteed by NMHG was $176.8 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods, but is monitoring the effect of the current economic environment on NFS and GECC.
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
Changes in the Company’s current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2009
Balance at January 1	$59.9
Warranties issued	14.5
Settlements made	(27.3)
Foreign currency effect	1.5

Balance at June 30	$48.6

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

A reconciliation of the Company’s consolidated federal statutory and effective income tax is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2009	2008	2009	2008
Income (loss) before income taxes:	$6.4	$3.1	$(2.3)	$11.2

Statutory taxes (benefit) at 35%	$2.2	$1.1	$(0.8)	$3.9

FIN No. 18 interim adjustment	1.8	—	6.3	—

Other permanent items:
NACoal percentage depletion	(2.3)	(0.2)	0.4	(0.4)
Foreign tax rate differential	(0.9)	(0.5)	0.2	(0.8)
Valuation allowance	3.6	0.1	(0.7)	0.2
Other	0.6	0.2	—	0.3

	1.0	(0.4)	(0.1)	(0.7)

Income tax provision	$5.0	$0.7	$5.4	$3.2

Effective income tax rate	(a )	22.6%	(a )	28.6%

(a)	The effective income tax rate is not meaningful.
The effective income tax rate for the three and six months ended June 30, 2009 was not meaningful primarily due to the interim accounting adjustment required by the calculation of the effective income tax rate in accordance with FIN No. 18.

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
Pension benefits for all parent company, HBB and NACoal employees in the United States, excluding certain project mining subsidiary employees, have been frozen since at least 2004. Pension benefits were frozen for employees covered under NMHG’s U.S. plans, except for those NMHG employees in the United States participating in collective bargaining agreements, in 1996. In the second quarter of 2009, the Company negotiated that pension benefits for the remaining NMHG collectively-bargained employees will be frozen effective December 31, 2009. As a result, no employees in the United States, other than certain project mining subsidiary employees, will earn retirement benefits under defined benefit pension plans after December 31, 2009. Effective January 1, 2009, pension benefits for HBB employees in Canada were frozen. Certain grandfathered NMHG employees in the United Kingdom still earn retirement benefits under a defined benefit pension plan. All other eligible employees of the Company, including employees whose pension benefits are frozen, receive retirement benefits under defined contribution retirement plans.
The Company also maintains health care and life insurance plans which provide benefits to eligible retired employees. These plans have no assets. Under the Company’s current policy, benefits under these plans are funded at the time they are due to participants or beneficiaries.
The components of pension and post-retirement (income) expense are set forth below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2009	2008	2009	2008
U.S. Pension
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	2.1	2.1	4.2	4.3
Expected return on plan assets	(2.3)	(2.5)	(4.5)	(5.2)
Amortization of actuarial loss	1.2	0.6	2.4	1.2
Amortization of prior service cost	—	—	—	0.1

Total	$1.1	$0.3	$2.3	$0.6

Non-U.S. Pension
Service cost	$0.5	$0.8	$1.0	$1.6
Interest cost	1.7	2.1	3.3	4.3
Expected return on plan assets	(2.0)	(2.5)	(3.9)	(4.9)
Employee contributions	(0.2)	(0.2)	(0.4)	(0.5)
Amortization of transition obligation	—	0.1	—	0.1
Amortization of actuarial loss	0.4	0.9	0.8	1.8

Total	$0.4	$1.2	$0.8	$2.4

Post-retirement
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.1	0.2	0.3	0.4
Amortization of prior service credit	—	—	(0.1)	(0.1)

Total	$0.1	$0.2	$0.3	$0.4

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
NMHG Wholesale derives a portion of its revenues from transactions with NMHG Retail. The amount of these revenues, which are based on current market prices on similar third-party transactions, are indicated in the following table on the line “NMHG Eliminations” in the revenues section. HBB derives a portion of its revenues from transactions with KC. The amounts of these revenues, which are based on current market prices of similar third-party transactions, are indicated in the following table on the line “Eliminations” in the revenues section. No other sales transactions occur among reportable segments. Other transactions among reportable segments are recognized based on similar third-party transactions; that is, at current market prices.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2009	2008	2009	2008
Revenue from external customers
NMHG
NMHG Wholesale	$342.7	$742.4	$714.3	$1,420.3
NMHG Retail	31.2	47.6	62.2	94.5
NMHG Eliminations	(11.9)	(22.5)	(25.4)	(48.4)

	362.0	767.5	751.1	1,466.4

HBB	107.2	108.8	201.4	204.0
KC	40.6	39.7	80.3	78.9
NACoal	36.2	33.1	72.7	65.4
NACCO and Other	—	—	—	—
Eliminations	(0.8)	(1.0)	(1.7)	(1.6)

Total	$545.2	$948.1	$1,103.8	$1,813.1

Operating profit (loss)
NMHG
NMHG Wholesale	$(0.7)	$7.3	$(13.5)	$20.7
NMHG Retail	(0.7)	0.1	(1.1)	(0.2)
NMHG Eliminations	(0.3)	(0.2)	0.3	(0.1)

	(1.7)	7.2	(14.3)	20.4

HBB	9.8	1.3	14.2	4.0
KC	(2.6)	(5.3)	(6.9)	(10.8)
NACoal	9.5	7.9	22.3	14.4
NACCO and Other	(1.5)	(0.3)	(2.6)	(1.0)
Eliminations	0.1	(0.1)	0.1	—

Total	$13.6	$10.7	$12.8	$27.0

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2009	2008	2009	2008
Net income (loss) attributable to stockholders
NMHG
NMHG Wholesale	$(1.3)	$3.2	$(20.4)	$11.1
NMHG Retail	(0.7)	(0.2)	(1.2)	(0.5)
NMHG Eliminations	(1.1)	(0.4)	—	(0.7)

	(3.1)	2.6	(21.6)	9.9

HBB	4.7	(0.6)	6.1	(0.5)
KC	(1.7)	(3.7)	(4.5)	(6.9)
NACoal	7.1	6.4	17.9	10.2
NACCO and Other	(1.4)	(0.6)	(2.9)	(0.2)
Eliminations	(4.0)	(1.8)	(2.5)	(4.6)

Total	$1.6	$2.3	$(7.5)	$7.9

	JUNE 30	DECEMBER 31
	2009	2008
Total assets
NMHG
NMHG Wholesale	$945.7	$1,123.1
NMHG Retail	56.0	54.5
NMHG Eliminations	(86.9)	(82.5)

	914.8	1,095.1

HBB	203.4	203.3
KC	70.5	74.9
NACoal	271.8	276.6
NACCO and Other	109.2	188.5
Eliminations	(100.2)	(150.5)

Total	$1,469.5	$1,687.9

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

NACCO MATERIALS HANDLING GROUP
FINANCIAL REVIEW
NMHG Retail includes the elimination of intercompany revenues and profits resulting from sales by NMHG Wholesale to NMHG Retail.
The segment and geographic results of operations for NMHG were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2009	2008	2009	2008
Revenues
Wholesale
Americas	$186.5	$416.6	$415.7	$810.7
Europe	108.6	256.1	208.9	478.8
Asia-Pacific	47.6	69.7	89.7	130.8

	342.7	742.4	714.3	1,420.3

Retail (net of eliminations)
Europe	4.0	6.9	8.4	12.4
Asia-Pacific	15.3	18.2	28.4	33.7

	19.3	25.1	36.8	46.1

NMHG Consolidated	$362.0	$767.5	$751.1	$1,466.4

Operating profit (loss)
Wholesale
Americas	$10.2	$(3.2)	$8.4	$(1.3)
Europe	(8.7)	10.7	(18.8)	22.1
Asia-Pacific	(2.2)	(0.2)	(3.1)	(0.1)

	(0.7)	7.3	(13.5)	20.7

Retail (net of eliminations)
Europe	(0.2)	(0.2)	(0.5)	(0.4)
Asia-Pacific	(0.8)	0.1	(0.3)	0.1

	(1.0)	(0.1)	(0.8)	(0.3)

NMHG Consolidated	$(1.7)	$7.2	$(14.3)	$20.4

Interest expense
Wholesale	$(4.6)	$(6.7)	$(9.3)	$(13.2)
Retail (net of eliminations)	(0.1)	(0.5)	(0.3)	(0.9)

NMHG Consolidated	$(4.7)	$(7.2)	$(9.6)	$(14.1)

Other income (expense)
Wholesale	$1.0	$3.0	$1.5	$5.7
Retail (net of eliminations)	—	—	0.1	(0.1)

NMHG Consolidated	$1.0	$3.0	$1.6	$5.6

Net income (loss)
Wholesale	$(1.5)	$3.3	$(20.6)	$11.2
Retail (net of eliminations)	(1.8)	(0.6)	(1.2)	(1.2)

NMHG Consolidated	$(3.3)	$2.7	$(21.8)	$10.0

Net income (loss) attributable to stockholders
Wholesale	$(1.3)	$3.2	$(20.4)	$11.1
Retail (net of eliminations)	(1.8)	(0.6)	(1.2)	(1.2)

NMHG Consolidated	$(3.1)	$2.6	$(21.6)	$9.9

Effective income tax rate
Wholesale	(a )	8.3%	3.3%	15.2%
Retail (net of eliminations)	(a )	(a )	(a )	7.7%
NMHG Consolidated	38.9%	10.0%	2.2%	16.0%

(a)	The effective income tax rate is not meaningful.
See further discussion of the consolidated effective income tax rate in Note 8 of the Unaudited Condensed Consolidated Financial Statements.

Second Quarter of 2009 Compared with Second Quarter of 2008
NMHG Wholesale
The following table identifies the components of change in revenues for the second quarter of 2009 compared with the second quarter of 2008:

Revenues
2008	$742.4

Increase (decrease) in 2009 from:
Unit volume	(352.0)
Foreign currency	(36.8)
Parts	(30.5)
Fleet services	(8.5)
Unit product mix and other	14.7
Unit price	13.4

2009	$342.7

Revenues decreased 53.8% to $342.7 million in the second quarter of 2009 compared with the second quarter of 2008, primarily as a result of a decrease in unit and parts volume in all geographic regions due to the economic downturn in each of these markets. Worldwide unit shipments decreased in the second quarter of 2009 to 9,712 from shipments of 23,370 in the second quarter of 2008. Unfavorable foreign currency movements as the U.S. dollar strengthened against the British pound and Australian dollar also contributed to the decrease in revenue during the second quarter of 2009. A favorable shift in sales mix to higher-priced lift trucks in Asia-Pacific and the effect of unit and parts price increases implemented in prior years in the Americas and Europe slightly offset the decrease in revenues.
The following table identifies the components of change in operating profit (loss) for the second quarter of 2009 compared with the second quarter of 2008:

Operating
Profit (Loss)
2008	$7.3

Restructuring programs	0.8

8.1
Increase (decrease) in 2009 from:
Gross profit	(50.3)
Other selling, general and administrative expenses	22.6
Foreign currency	18.8

(0.8)

Restructuring programs	(0.7)
Gain on sale of assets	0.8

2009	$(0.7)

NMHG Wholesale recognized an operating loss of $0.7 million in the second quarter of 2009 compared with operating profit of $7.3 million in the second quarter of 2008. The decrease was primarily due to lower gross profit partially offset by a decrease in selling, general and administrative expenses and favorable foreign currency movements. The decrease in gross profit was mainly attributable to the significant decline in unit and parts volume, a shift in sales to lower-margin units and an increase in manufacturing costs as less fixed costs were absorbed due to lower production volumes. The negative impact to gross margin was partially offset by benefits totaling $13.4 million from price increases implemented in prior periods, reduced warranty costs, resulting from better claims experience and lower sales volumes, lower inventory carrying costs and material cost decreases of $6.1 million. The decrease in selling, general and administrative expenses was primarily due to cost containment actions, including reductions in employee-related expenses, implemented in late 2008 and early 2009. The second quarter of 2009 and

2008 were comparably impacted by lower product liability expense primarily as a result of a reduction in the average cost per claim due to favorable claim settlement experience.
In addition, NMHG Wholesale recognized a restructuring charge in the second quarter of 2009 to reduce the number of employees in Asia-Pacific due to the sale of assets comprising NMHG’s fleet services business in Australia which was offset by the gain on the sale of assets and reversals of restructuring accruals from previously announced programs.
NMHG Wholesale recognized a net loss attributable to stockholders of $1.3 million in the second quarter of 2009 compared with net income attributable to stockholders of $3.2 million in the second quarter of 2008, primarily as a result of the decrease in operating profit (loss) partially offset by an income tax benefit due to an interim tax accounting adjustment from a shift in the mix of pre-tax income and losses between jurisdictions where NMHG operates. The decrease was partially offset by reduced interest expense attributable to lower average levels of borrowings and lower average interest rates in the second quarter of 2009 compared with the second quarter of 2008.
Backlog
NMHG Wholesale’s worldwide backlog level decreased to approximately 12,300 units at June 30, 2009 compared with, approximately 12,800 units at March 31, 2009, approximately 14,900 units at December 31, 2008, and approximately 28,400 units at June 30, 2008.
NMHG Retail (net of eliminations)
The following table identifies the components of change in revenues for the second quarter of 2009 compared with the second quarter of 2008:

Revenues
2008	$25.1

Increase (decrease) in 2009 from:
Foreign currency	(8.7)
Asia-Pacific	(5.8)
Europe	(2.2)
Eliminations	10.9

2009	$19.3

Revenues decreased 23.1% to $19.3 million for the second quarter of 2009 compared with $25.1 million for the second quarter of 2008. The decrease was primarily the result of unfavorable foreign currency movements due to the weakening of the Australian dollar and British pound. In addition, lower new and used unit and parts volume and lower rental and service revenues in Asia-Pacific and Europe also contributed to the decrease in revenues. The decrease was partially offset by a reduction in the required intercompany revenue elimination compared with the second quarter of 2008 due to a decline in intercompany sales transactions.

The following table identifies the components of change in operating loss for the second quarter of 2009 compared with the second quarter of 2008:

Operating
Loss
2008	$(0.1)

(Increase) decrease in 2009 from:
Asia-Pacific	0.6
Other	(0.4)

0.1

Restructuring program	(0.8)
Loss on sale of assets	(0.3)

2009	$(1.0)

NMHG Retail recognized an operating loss of $1.0 million in the second quarter of 2009 compared with $0.1 million in the second quarter of 2008. The increase in the operating loss was primarily due to a restructuring charge recognized in the second quarter of 2009 to reduce the number of employees in Asia-Pacific due to the sale of assets comprising NMHG’s wholly owned Hyster® retail dealerships in Australia, from a loss on the sale of assets and by lower unit, service and rental margins in Asia-Pacific. The increase in operating loss was partially offset by the favorable impact of the reversal of reserves related to assets sold and reduced spending in Asia-Pacific.
NMHG Retail recognized a net loss of $1.8 million in the second quarter of 2009 compared with $0.6 million in the second quarter of 2008. The change was primarily due to the recognition of income tax expense on a pre-tax loss rather than an income tax benefit due to a change in the intercompany tax elimination adjustment and the factors affecting operating loss.
First Six Months of 2009 Compared with First Six Months of 2008
NMHG Wholesale
The following table identifies the components of change in revenues for the first six months of 2009 compared with the first six months of 2008:

Revenues
2008	$1,420.3

Increase (decrease) in 2009 from:
Unit volume	(633.2)
Foreign currency	(67.2)
Parts	(51.6)
Fleet services	(10.9)
Unit product mix and other	31.4
Unit price	25.5

2009	$714.3

Revenues decreased 49.7% to $714.3 million in the first six months of 2009, primarily as a result of a decrease in unit and parts volume in all geographic regions due to the economic downturn in each of these markets. Worldwide unit shipments decreased in the first six months of 2009 to 20,423 from shipments of 45,711 in the first six months of 2008. Unfavorable foreign currency movements as the U.S. dollar strengthened against the euro, British pound and Australian dollar also contributed to the decrease in revenue during the first six months of 2009. A favorable shift in sales mix to higher-priced lift trucks in Europe and Asia-Pacific and the effect of unit and parts price increases implemented in prior years in the Americas and Europe slightly offset the decrease in revenues.

The following table identifies the components of change in operating profit (loss) for the first six months of 2009 compared with the first six months of 2008:

Operating
Profit (Loss)
2008	$20.7

Restructuring programs	1.4

22.1

Increase (decrease) in 2009 from:
Gross profit	(89.2)
Other selling, general and administrative expenses	37.3
Foreign currency	17.0

(12.8)

Restructuring programs	(1.4)
Gain on the sale of assets	0.7

2009	$(13.5)

NMHG Wholesale recognized an operating loss of $13.5 million in the first six months of 2009 compared with operating profit of $20.7 million in the first six months of 2008. The decrease was primarily due to a decrease in gross profit partially offset by lower selling, general and administrative expenses and favorable foreign currency movements. The decrease in gross profit was mainly attributable to the significant decline in unit and parts volume, a shift in sales to lower-margin units and an increase in manufacturing costs as less fixed costs were absorbed due to lower production volumes. The negative impact to gross margin was partially offset by reduced warranty costs, resulting from better claims experience and lower sales volumes, and benefits totaling $25.5 million from price increases implemented in prior periods. The decrease in selling, general and administrative expenses was primarily due to cost containment actions, including reductions in employee-related expenses, implemented in late 2008 and early 2009. The first six months of 2009 and 2008 were comparably impacted by lower product liability expense primarily as a result of a reduction in the average cost per claim due to favorable claim settlement experience.
In addition, NMHG Wholesale recognized restructuring charges in the first six months of 2009 primarily to reduce the number of employees in Asia-Pacific due to the sale of assets comprising NMHG’s fleet services business in Australia. The decrease in operating profit (loss) was partially offset by a gain on the sale of assets.
NMHG Wholesale recognized a net loss attributable to stockholders of $20.4 million in the first six months of 2009 compared with net income attributable to stockholders of $11.1 million in the first six months of 2008, primarily as a result of the decrease in operating profit (loss) partially offset by an income tax benefit as a result of an interim tax accounting adjustment from a shift in the mix of pre-tax income and losses between jurisdictions where NMHG operates.
NMHG Retail (net of eliminations)
The following table identifies the components of change in revenues for the first six months of 2009 compared with the first six months of 2008:

Revenues
2008	$46.1

Increase (decrease) in 2009 from:
Foreign currency	(17.9)
Europe	(6.5)
Asia-Pacific	(8.0)
Eliminations	23.1

2009	$36.8

Revenues decreased 20.2% to $36.8 million in the first six months of 2009 compared with $46.1 million for the first six months of 2008. The decrease was primarily the result of unfavorable foreign currency movements due to the weakening of the Australian dollar and British pound. In addition, lower new and used unit and parts volume and rental revenues in Europe and Asia-Pacific also contributed to the decrease in revenues. The decrease was partially offset by a reduction in the required intercompany revenue elimination compared with the first six months of 2008 due to a decline in intercompany sales transactions.
The following table identifies the components of change in operating loss for the first six months of 2009 compared with the first six months of 2008:

Operating
Loss
2008	$(0.3)

(Increase) decrease in 2009 from:
Asia-Pacific	0.6
Eliminations	0.4
Foreign currency	(0.2)
Europe	(0.2)

0.3

Restructuring program	(0.8)
Loss on sale of assets	(0.3)

2009	$(0.8)

NMHG Retail recognized an operating loss of $0.8 million in the first six months of 2009 compared with $0.3 million in the first six months of 2008. The increase was primarily due to a restructuring charge recognized in the first six months of 2009 to reduce the number of employees in Asia-Pacific due to the sale of assets comprising NMHG’s wholly owned Hyster® retail dealerships in Australia, from a loss on the sale of assets and lower unit, service and rental margins in Asia-Pacific. The increase in operating loss was partially offset by the favorable impact of the reversal of reserves related to assets sold and reduced spending in Asia-Pacific as well as a reduction in the required intercompany eliminations.
NMHG Retail recognized a net loss of $1.2 million in both the first six months of 2009 and 2008.
Restructuring Program
During 2009, NMHG’s management approved a plan for a reduction in the number of employees in Asia-Pacific due to the sale of assets comprising NMHG’s fleet services business and wholly owned Hyster® retail dealerships in Australia. As a result, NMHG recognized a charge of approximately $1.9 million related to severance in 2009, which is classified in the Unaudited Condensed Consolidated Statement of Operations on the line “Restructuring charges.” Payments related to these reductions in force are expected to continue through the remainder of 2009.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the six months ended June 30:

	2009	2008	Change
Operating activities:
Net income (loss)	$(21.8)	$10.0	$(31.8)
Depreciation and amortization	17.6	21.4	(3.8)
Other	(0.7)	1.1	(1.8)
Working capital changes
Accounts receivable	131.1	5.2	125.9
Inventories	121.7	(8.4)	130.1
Accounts payable and other liabilities	(199.4)	(60.7)	(138.7)
Other	(4.0)	(14.9)	10.9

Net cash provided by (used for) operating activities	44.5	(46.3)	90.8

Investing activities:

Expenditures for property, plant and equipment	(2.9)	(23.2)	20.3
Proceeds from the sale of assets	10.7	1.0	9.7
Other	0.3	—	0.3

Net cash provided by (used for) investing activities	8.1	(22.2)	30.3

Cash flow before financing activities	$52.6	$(68.5)	$121.1

Net cash provided by (used for) operating activities increased $90.8 million primarily as a result of the change in working capital, partially offset by the decrease in net income (loss). The change in working capital was mainly due to a reduction in accounts receivable as a result of the decline in revenues and a decline in inventory due to a reduction in production volume as a result of lower demand. These changes were partially offset by a decrease in accounts payable and other liabilities as a result of the decline in inventory.
Net cash provided by (used for) investing activities increased primarily due to lower capital expenditures as a result of cost containment actions implemented in late 2008 and early 2009 and the funding of a portion of NMHG’s capital expenditures by NACCO during the first six months of 2009. In addition, NMHG had an increase in proceeds from the sale of assets primarily due to the sale of certain assets in Asia-Pacific, the manufacturing facility in Irvine, Scotland and the intercompany sale of an airplane to NACCO during the first six months of 2009.

	2009	2008	Change
Financing activities:

Net additions (reductions) of long-term debt and revolving credit agreements	$(0.6)	$3.2	$(3.8)
Capital contribution from NACCO	35.0	—	35.0
Intercompany loans	(25.0)	36.0	(61.0)

Net cash provided by financing activities	$9.4	$39.2	$(29.8)

The change in net cash provided by financing activities was primarily due to the repayment of intercompany loans in the first six months of 2009 compared with borrowings in the first six months of 2008, partially offset by a $35.0 million capital contribution from NACCO.

Financing Activities
NMHG’s primary financing is provided by a $175.0 million secured floating-rate revolving credit facility (the “NMHG Facility”) and a term loan facility (the “NMHG Term Loan”). The obligations under the NMHG Facility are secured by a first lien on the cash and cash equivalents, accounts receivable and inventory of NMHG. The approximate value of NMHG’s assets held as collateral under the NMHG Facility was $240 million as of June 30, 2009.
The maximum availability under the NMHG Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the NMHG Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the NMHG Facility. A portion of the availability can be denominated in British pounds or euros. Borrowings bear interest at a floating rate, which can be a base rate or LIBOR, as defined in the NMHG Facility, plus an applicable margin. The current applicable margins, effective June 30, 2009, for domestic base rate loans and LIBOR loans were 0.75% and 1.75%, respectively. The applicable margin, effective June 30, 2009, for fixed foreign LIBOR loans was 1.75% and for foreign overdraft loans was 2.00%. The NMHG Facility also requires the payment of a fee of 0.375% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on a leverage ratio.
At June 30, 2009, the borrowing base under the NMHG Facility was $107.0 million, which reflects underlying collateral availability of $152.4 reduced by a $10.0 million excess availability requirement, $19.8 million for a foreign credit facility commitment in Australia, $9.2 million in Europe for a reserve for preferential claims related to supplier-based inventory and $6.4 million for letters of credit.
There were no borrowings outstanding under this facility at June 30, 2009. The domestic and foreign floating rates of interest applicable to the NMHG Facility on June 30, 2009 were 4.00% and 2.75%, respectively, including the applicable floating rate margin. The NMHG Facility expires in December 2010.
During 2006, NACCO Materials Handling Group, Inc. (“NMHG Inc.”), a wholly owned subsidiary of NMHG, entered into the NMHG Term Loan that provided for term loans up to an aggregate principal amount of $225.0 million, which mature in 2013. The term loans require quarterly payments in an amount equal to 1% of the original principal per year for the first six years, with the remaining balance to be paid in four equal installments in the seventh year. At June 30, 2009, there was $218.3 million outstanding under the NMHG Term Loan.
Borrowings under the NMHG Term Loan are guaranteed by NMHG and substantially all of NMHG’s domestic subsidiaries. The obligations of the guarantors under the NMHG Term Loan are secured by a first lien on all of the domestic machinery, equipment and real property owned by NMHG Inc. and each guarantor and a second lien on all of the collateral securing the obligations of NMHG under its revolving credit facility. The approximate value of NMHG’s assets held as collateral under the NMHG Term Loan was $360 million as of June 30, 2009, which includes the value of the collateral securing the NMHG Facility.
Outstanding borrowings under the NMHG Term Loan bear interest at a variable rate that, at NMHG Inc.’s option, will be either LIBOR or a floating rate, as defined in the NMHG Term Loan, plus an applicable margin. The applicable margin is subject to adjustment based on a leverage ratio. The weighted average interest rate on the amount outstanding under the NMHG Term Loan at June 30, 2009 was 3.02%.
In addition to the amount outstanding under the NMHG Term Loan and the NMHG Facility, NMHG had borrowings of approximately $36.8 million at June 30, 2009 under various working capital facilities.
Both the NMHG Facility and NMHG Term Loan include restrictive covenants, which, among other things, limit the payment of dividends to NACCO. Subject to achieving availability thresholds, dividends to NACCO are limited to the larger of $5.0 million or 50% of the preceding year’s net income for NMHG. The NMHG Facility and the NMHG Term Loan also require NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. At June 30, 2009, NMHG was in compliance with the covenants in the NMHG Facility and the NMHG Term Loan.
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
Capital Expenditures
Expenditures by NMHG for property, plant and equipment were $2.7 million for NMHG Wholesale and $0.2 million for NMHG Retail during the first six months of 2009. Capital expenditures are estimated to be an additional $6.5 million for NMHG Wholesale and $0.5 million for NMHG Retail for the remainder of 2009. Planned expenditures for the remainder of 2009 include tooling for new products and rental fleet additions. The principal sources of financing for these capital expenditures will be internally generated funds and bank borrowings.
Capital Structure
NMHG’s capital structure is presented below:

	June 30	December 31
	2009	2008	Change
Cash and cash equivalents	$123.9	$58.0	$65.9
Other net tangible assets	373.3	387.4	(14.1)

Net tangible assets	497.2	445.4	51.8
Advances from NACCO	(10.0)	(35.0)	25.0
Other debt	(260.7)	(256.0)	(4.7)

Total equity	$226.5	$154.4	$72.1

Debt to total capitalization	54%	65%	(11%)
The $14.1 million decrease in other net tangible assets was primarily attributable to a $111.4 million reduction in accounts receivable primarily from the decline in revenues and a $105.5 million decrease in inventory primarily due to a reduction in production levels as a result of lower demand. The decrease was offset by a $155.2 million decrease in accounts payable primarily due to the reduction in inventory and a $43.8 million decrease in other current liabilities primarily as a result of cost containment actions, including reductions in employee-related accruals, implemented in late 2008 and early 2009 and the payment of amounts accrued at December 31, 2008 during the first six months of 2009.
Total debt decreased due to the repayment of Advances from NACCO partially offset by higher borrowings of Other debt during the first six months of 2009. Stockholder’s equity increased $72.1 million in the first six months of 2009 as a result of $62.8 million of cash and non-cash capital contributions from NACCO and a $31.2 million increase in accumulated other comprehensive income (loss), primarily due to increases in the current period cash flow hedging and cumulative foreign currency translation adjustments, partially offset by a $21.6 million net loss attributable to stockholders.
OUTLOOK
NMHG Wholesale
NMHG Wholesale expects continued significant declines in all lift truck markets for the second half of 2009 compared with the second half of 2008. Global market levels for units do, however, appear to have stabilized at current low levels. Parts volumes also appear to be stabilizing around current levels. NMHG Wholesale is not anticipating a market upturn of any significance during 2009. As a result, NMHG Wholesale expects significantly lower unit booking and shipment levels and a reduction in parts sales in the remainder of 2009 compared with the second half of 2008, although parts sales are expected to pick up slightly in the second half of 2009 compared with the first half of 2009.
NMHG Wholesale took a number of steps in late 2008 and the first quarter of 2009 to respond to the market outlook. These steps included capital expenditure restraints, planned plant downtime, reductions-in-force, restrictions on spending and travel, suspension of incentive compensation and profit-sharing, wage freezes and salary and benefit reductions, all of which are expected to continue to reduce expenses in the remainder of 2009 compared with 2008. NMHG Wholesale is closely monitoring its operations and will make additional adjustments if necessary.
NMHG Wholesale is also actively monitoring commodity costs and other supply chain drivers to ensure timely implementation of reductions in pricing because material costs, specifically steel, fuel and freight, have moderated.

NMHG Wholesale’s warehouse truck and big truck product development programs, and its important new electric-rider lift truck program, are progressing as planned. The new electric-rider lift truck program is expected to bring a full line of newly designed products to market. During the second quarter of 2009, NMHG Wholesale introduced two series, the 1 to 2 ton three- and four-wheel electric trucks in Europe and the 2 to 3 ton four-wheel electric trucks in the Americas, which have been very well received. NMHG Wholesale expects to introduce two additional series in the second half of 2009.
NMHG Wholesale is expected to operate at a loss for the 2009 full year. However, modest unit and parts volume improvements, benefits from new product introductions, reduced material and product costs, as well as further general expense reductions, are anticipated in the second half of the year, which are expected to drive an improvement in earnings in the fourth quarter following a very weak third quarter. Cash flow before financing activities is expected to continue to improve significantly in the second half of 2009 compared with 2008 in addition to improvements realized in the first half of 2009 primarily as a result of a reduction in working capital and lower capital expenditures.
Longer-term, NMHG Wholesale has been reviewing ways to strengthen its Hyster® and Yale® dealer structure in North America. As a result of this review, NMHG Wholesale has adjusted its current policy to permit common ownership of dealers for its two brands, Hyster® and Yale®, in defined North American territories, under controlled conditions.
NMHG Retail
NMHG Retail’s operations are expected to continue to focus on achieving its strategic objective of at least break-even results while building market position. However, if economic conditions in the United Kingdom and Australia remain low or continue to deteriorate, sales of units, parts and service are likely to decline further, which could continue to affect revenues and profit margins adversely.

HAMILTON BEACH BRANDS, INC.
HBB’s business is seasonal, and the majority of revenues and operating profit occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday selling season.
FINANCIAL REVIEW
The results of operations for HBB were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2009	2008	2009	2008
Revenues	$107.2	$108.8	$201.4	$204.0
Operating profit	$9.8	$1.3	$14.2	$4.0
Interest expense	$(2.2)	$(2.5)	$(4.3)	$(5.4)
Other income (expense)	$—	$(0.2)	$0.1	$(0.2)
Net income (loss)	$4.7	$(0.6)	$6.1	$(0.5)

Effective income tax rate	38.2%	(a )	39.0%	(a )

(a)	The effective income tax rate is not meaningful.
Second Quarter of 2009 Compared with Second Quarter of 2008
The following table identifies the components of change in revenues for the second quarter of 2009 compared with the second quarter of 2008:

Revenues
2008	$108.8

Increase (decrease) in 2009 from:
Foreign currency	(3.4)
Unit volume and mix	(2.2)
Average sales price	4.0

2009	$107.2

Revenues decreased slightly to $107.2 million in the second quarter of 2009 compared with $108.8 million in the second quarter of 2008 primarily due to unfavorable foreign currency movements from a weakening Canadian dollar and Mexican peso and due to a shift in mix to sales of lower-priced products. The decrease in revenues was partially offset by higher average sales prices in the second quarter of 2009 compared with the second quarter of 2008.

The following table identifies the components of change in operating profit for the second quarter of 2009 compared with the second quarter of 2008:

Operating
Profit
2008	$1.3

Increase in 2009 from:
Gross profit	4.6
Other selling, general and administrative expenses	3.7
Foreign currency	0.2

2009	$9.8

HBB’s operating profit increased to $9.8 million in the second quarter of 2009 compared with $1.3 million in the second quarter of 2008. Operating results increased primarily as a result of higher gross profit and lower selling, general and administrative expenses primarily from cost containment actions, including the suspension and reduction of several employee-related benefits, implemented in late 2008 and early 2009. Gross profit increased mainly as a result of sales of higher-priced products and lower transportation and warehousing costs, partially offset by higher costs of products sold due to higher commodity costs.
HBB recognized net income of $4.7 million in the second quarter of 2009 compared with a net loss of $0.6 million in the second quarter of 2008. The increase in net income was primarily due to the increase in operating profit and reduced interest expense in the second quarter of 2009 compared with the second quarter of 2008.
First Six Months of 2009 Compared with First Six Months of 2008
The following table identifies the components of change in revenues for the first six months of 2009 compared with the first six months of 2008:

Revenues
2008	$204.0

Increase (decrease) in 2009 from:
Foreign currency	(6.4)
Unit volume and mix	(2.7)
Average sales price	6.5

2009	$201.4

Revenues decreased slightly to $201.4 million in the first six months of 2009 compared with $204.0 million in the first six months of 2008 primarily due to unfavorable foreign currency movements from a weakening Canadian dollar and Mexican peso and due to a decline in unit volume as a result of reduced consumer spending from the weak global economy. The decrease in revenues was partially offset by higher average sales prices in the first six months of 2009 compared with the first six months of 2008.

The following table identifies the components of change in operating profit for the first six months of 2009 compared with the first six months of 2008:

Operating
Profit
2008	$4.0

Increase in 2009 from:
Other selling, general and administrative expenses	8.3
Gross profit	1.9

2009	$14.2

Operating profit increased to $14.2 million in the first six months of 2009 compared with $4.0 million in the first six months of 2008. Operating results increased primarily as a result of lower selling, general and administrative expenses mainly due to cost containment actions, including the suspension and reduction of several employee-related benefits, implemented in late 2008 and early 2009, lower advertising expenses and a reduction in management fees charged by the parent company in the first six months of 2009 compared with the first six months of 2008. See additional discussion of “Management Fees” in the NACCO and Other section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q. In addition, operating profit was favorably affected by an increase in gross profit primarily from the favorable effect of higher-priced and higher-margin products, partially offset by higher costs of products sold as a result of higher commodity costs.
HBB recognized net income of $6.1 million in the first six months of 2009 compared with a net loss of $0.5 million in the first six months of 2008. The increase in net income was primarily due to the increase in operating results and reduced interest expense in the first six months of 2009 compared with the first six months of 2008.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the six months ended June 30:

	2009	2008	Change
Operating activities:

Net income (loss)	$6.1	$(0.5)	$6.6
Depreciation and amortization	1.5	1.7	(0.2)
Other	(1.8)	4.9	(6.7)
Working capital changes	22.1	5.2	16.9

Net cash provided by operating activities	27.9	11.3	16.6

Investing activities:

Expenditures for property, plant and equipment	(1.0)	(3.3)	2.3

Net cash used for investing activities	(1.0)	(3.3)	2.3

Cash flow before financing activities	$26.9	$8.0	$18.9

Net cash provided by operating activities increased $16.6 million primarily due to working capital changes and the change in net income (loss) in the first six months of 2009 compared with the first six months of 2008. The change in working capital was primarily the result of a reduction in intercompany tax receivables due to a change in the timing of payments and an increase in accounts payable in the first six months of 2009 compared with a decrease in the first six months of 2008 as a result of higher levels of inventory purchases. These items were partially offset by a smaller decrease in accounts receivable in the first six months of 2009 compared with the first six months of 2008 as a result of lower revenues in the fourth quarter of 2008 compared with the fourth quarter of 2007 and improved collections and a larger increase in inventory caused by lower levels of inventory at December 31, 2008 from lower demand at year-end.

	2009	2008	Change
Financing activities:

Net reductions to long-term debt and revolving credit agreements	$(2.7)	$(9.2)	$6.5
Capital contribution from NACCO	—	3.0	(3.0)

Net cash used for financing activities	$(2.7)	$(6.2)	$3.5

Net cash used for financing activities decreased $3.5 million in the first six months of 2009 compared with the first six months of 2008, primarily due to lower payments made on borrowings during the first six months of 2009 compared with the first six months of 2008 partially offset by the absence of capital contributions from NACCO during the first six months of 2009.
Financing Activities
HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires July 31, 2012. The obligations under the HBB Facility are secured by a first lien on the accounts receivable and inventory of HBB and a second lien on all of the other assets of HBB. The approximate value of HBB’s assets held as collateral for the first and second lien under the HBB Facility was $285 million as of June 30, 2009.
The HBB Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable, as defined in the HBB Facility. Adjustments to reserves, including derivative reserves, will change the eligible borrowing base. A portion of the availability can be denominated in Canadian dollars to provide funding to HBB’s Canadian subsidiary. Borrowings bear interest at a floating rate, which can be either a base rate, LIBOR or bankers’ acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective June 30, 2009, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.00%, respectively. The applicable margins, effective June 30, 2009, for base rate and bankers’ acceptance loans denominated in Canadian dollars were 0.50% and 1.00%, respectively. The HBB Facility also requires a fee of 0.20% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on average excess availability.
At June 30, 2009, the borrowing base under the HBB Facility was $68.5 million, which reflects underlying collateral availability of $77.0 million reduced by $6.3 million of derivative reserves and $2.2 million for other reserves. There were no borrowings outstanding under the HBB Facility at June 30, 2009. The floating rate of interest applicable to the HBB Facility at June 30, 2009 was 1.62% including the floating rate margin.
The HBB Facility includes restrictive covenants that, among other things, set limitations on additional indebtedness (other than indebtedness under the HBB Facility and HBB Term Loan (as defined below)), investments, asset sales and the payment of dividends to NACCO. Subject to achieving availability thresholds, dividends to NACCO are limited to $5.0 million plus 50% of HBB’s net income. The HBB Facility also requires HBB to meet minimum fixed charge ratio tests in certain circumstances. At June 30, 2009, HBB was in compliance with the covenants in the HBB Facility.
During 2007, HBB entered into a term loan agreement (the “HBB Term Loan”) that provided for term loans up to an aggregate principal amount of $125.0 million. Borrowings outstanding under the HBB Term Loan were $116.7 million at June 30, 2009. The term loans require quarterly principal payments in an amount equal to 1% of the original principal amount per year for the term of the loan, with the remaining balance to be paid at the maturity date on May 31, 2013. Prior to the final maturity date, the term loans are subject to mandatory prepayments from the proceeds of the issuance of certain indebtedness, certain asset sales and 50% of excess cash flow, as defined in the HBB Term Loan. The obligations of HBB under the HBB Term Loan are secured by a second lien on accounts receivable and inventory and a first lien on all of the other assets of HBB. The approximate value of HBB’s assets held as collateral for the first and second lien under the HBB Term Loan was $285 million as of June 30, 2009.

The term loans bear interest at a floating rate that, at HBB’s option, can be either a base rate or LIBOR, as defined in the HBB Term Loan, plus an applicable margin. The applicable margins, effective June 30, 2009, for base rate loans and LIBOR loans were 1.25% and 2.25%, respectively. The applicable margins are subject to quarterly adjustment based on a leverage ratio. The weighted average interest rate on the amount outstanding under the HBB Term Loan was 3.02% at June 30, 2009.
The HBB Term Loan contains restrictive covenants substantially similar to those in the HBB Facility that, among other things, limit the amount of dividends HBB may declare and pay and the incurrence of indebtedness (other than indebtedness under the HBB Facility). Dividends to NACCO are limited to $5.0 million plus 50% of HBB’s net income since the closing date of the HBB Term Loan in 2007. The HBB Term Loan also requires HBB to meet certain financial tests, including, but not limited to, maximum total leverage ratio and minimum fixed charge coverage ratio tests. At June 30, 2009, HBB was in compliance with the covenants in the HBB Term Loan.
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
Capital Expenditures
Expenditures for property, plant and equipment were $1.0 million for the first six months of 2009 and are estimated to be an additional $2.1 million for the remainder of 2009. These planned capital expenditures are primarily for tooling for new products. These expenditures are expected to be funded from internally generated funds and bank borrowings.
Capital Structure
Working capital is significantly affected by the seasonality of HBB’s business. The following is a discussion of the changes in HBB’s capital structure at June 30, 2009 compared with both June 30, 2008 and December 31, 2008.
June 30, 2009 Compared with June 30, 2008

	June 30	June 30
	2009	2008	Change
Cash and cash equivalents	$31.0	$2.9	$28.1
Other net tangible assets	53.9	84.2	(30.3)
Goodwill	—	80.7	(80.7)

Net assets	84.9	167.8	(82.9)
Total debt	(116.9)	(146.0)	29.1

Total equity	$(32.0)	$21.8	$(53.8)

Debt to total capitalization	(a )	87%	(a )

(a)	Debt to total capitalization is not meaningful.
Total other net tangible assets decreased $30.3 million at June 30, 2009 compared with June 30, 2008, primarily due to a $10.6 million decrease in accounts receivable as a result of improved collections, a $6.6 million decrease in other current assets mainly due to the collection of refundable foreign taxes, a $6.5 million decrease in inventory primarily attributable to lower levels of anticipated sales and a $6.5 million increase in other long-term liabilities mainly from an increase in pension obligations.

Total debt decreased as a result of repayments made during the last six months of 2008 and the first six months of 2009.
Stockholder’s equity decreased primarily due to HBB’s net loss of $66.7 million during the last six months of 2008 and the first six months of 2009 primarily caused by HBB’s write off of all of its goodwill and the recording of a non-cash impairment charge of $80.7 million as a result of the significant decline in the Company’s stock price and uncertain market conditions during the fourth quarter of 2008. Also contributing to the decrease in Stockholder’s equity was a $13.1 million decrease in accumulated other comprehensive loss, mainly from an increase in the pension liability and the change in the cumulative foreign currency translation adjustment. The decrease in Stockholder’s equity was partially offset by $26.0 million of capital contributions from NACCO during the last six months of 2008.
June 30, 2009 Compared with December 31, 2008

	June 30	December 31
	2009	2008	Change
Cash and cash equivalents	$31.0	$6.8	$24.2
Other net tangible assets	53.9	74.6	(20.7)

Net tangible assets	84.9	81.4	3.5
Total debt	(116.9)	(119.6)	2.7

Total equity	$(32.0)	$(38.2)	$6.2

Debt to total capitalization	(a )	(a )	(a	)

(a)	Debt to total capitalization is not meaningful.
Total other net tangible assets decreased $20.7 million at June 30, 2009 compared with December 31, 2008, primarily due to a $26.3 million decrease in accounts receivable as a result of the seasonality of the business and a $6.7 million increase in accounts payable due to a change in the timing of payments. The decrease in other net tangible assets was partially offset by an $8.2 million decrease in other current liabilities primarily as a result of cost containment actions, including reductions in employee-related accruals, implemented in late 2008 and early 2009, the payment of amounts accrued at December 31, 2008 during the first six months of 2009 and a $7.1 million increase in inventory primarily due to the seasonality of the business.
Stockholder’s equity increased mainly as a result of HBB’s net income of $6.1 million during the first six months of 2009.
OUTLOOK
The global recession and other consumer financial concerns are among factors creating an extremely uncertain and challenging retail environment. As a result, HBB’s revenues for the second half of 2009 are expected to be lower than the second half of 2008.
As a result of anticipated lower volumes, HBB took aggressive cost containment actions in early 2009, including personnel reductions, spending and travel restrictions, suspension of incentive compensation, other employee-related benefit reductions and wage freezes. These actions, along with initiatives to improve pricing and product positioning and to reduce product and transportation costs in light of softening commodity costs for resins, copper, steel, aluminum and fuel, are expected to continue to help HBB have significantly improved results for the remainder of the year in comparison with 2008.
Despite the challenging economic environment, HBB is placing continued focus on strengthening its market position through product innovation, promotions and branding programs, together with appropriate advertising. New products were introduced in 2008, and additional new product introductions are in the pipeline for 2009. As a result of these new products, HBB anticipates continued strong placements in the remainder of 2009, with increased placements and distribution at some retailers.
Overall, 2009 net income and cash flow before financing activities are currently expected to improve significantly compared with very weak 2008 results before the goodwill impairment charge of $80.7 million pre-tax because of the previously discussed actions, with steadily, increasing improvements in the third and fourth quarters. However, if HBB’s markets, which currently appear to have stabilized, deteriorate, revenues and earnings could be adversely affected.

THE KITCHEN COLLECTION, INC.
KC’s business is seasonal and the majority of revenues and operating profit occurs in the second half of the year when sales of kitchenware to consumers increase significantly for the fall holiday selling season.
FINANCIAL REVIEW
The results of operations for KC were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2009	2008	2009	2008
Revenues	$40.6	$39.7	$80.3	$78.9
Operating loss	$(2.6)	$(5.3)	$(6.9)	$(10.8)
Interest expense	$(0.1)	$(0.3)	$(0.2)	$(0.5)
Other income (expense)	$(0.1)	$0.1	$—	$—
Net loss	$(1.7)	$(3.7)	$(4.5)	$(6.9)

Effective income tax rate	39.3%	32.7%	36.6%	38.9%
Second Quarter of 2009 Compared with Second Quarter of 2008
The following table identifies the components of change in revenues for the second quarter of 2009 compared with the second quarter of 2008:

Revenues
2008	$39.7

Increase (decrease) in 2009 from:
New store sales	2.2
KC comparable store sales	0.8
LGC comparable store sales	(1.3)
Closed stores	(0.8)

2009	$40.6

Revenues increased 2.3% in the second quarter of 2009 to $40.6 million compared with $39.7 million in the second quarter of 2008, primarily as a result of the impact of opening new stores at LGC and KC during the past twelve months and an increase in comparable store sales at KC mainly due to an increase in sales transactions. The increase in revenues was partially offset by a decrease in comparable store sales at LGC as a result of fewer sales transactions and customer visits, as well as lower average sales transactions at both LGC and KC. In addition, revenues were unfavorably impacted by the effect of closing unprofitable stores. The net effect of opening new stores and closing unprofitable stores caused the number of KC and LGC stores to change to 202 and 78, respectively, at June 30, 2009, from 198 and 74, respectively, at June 30, 2008, and 202 and 83 stores, respectively, at December 31, 2008.

The following table identifies the components of change in operating loss for the second quarter of 2009 compared with the second quarter of 2008:

Operating
Loss
2008	$(5.3)

Decrease in 2009 from:
KC comparable stores	1.4
LGC comparable stores	1.0
Selling, general and administrative expenses	0.2
Other	0.1

2009	$(2.6)

KC’s operating loss decreased in the second quarter of 2009 to $2.6 million compared with $5.3 million in the second quarter of 2008 primarily due to higher gross margins at both LGC and KC caused by fewer markdowns, lower product and freight costs and a decrease in warehousing costs as a result of the movement of the LGC warehouse from a third-party provider to a KC-managed distribution operation in 2008.
KC reported a net loss of $1.7 million in the second quarter of 2009 compared with $3.7 million in the second quarter of 2008 primarily due to the decrease in operating loss.
First Six Months of 2009 Compared with First Six Months of 2008
The following table identifies the components of change in revenues for the first six months compared with the first six months of 2008.

Revenues
2008	$78.9

Increase (decrease) in 2009 from:
New store sales	4.8
KC comparable store sales	1.2
LGC comparable store sales	(2.9)
Closed stores	(1.7)

2009	$80.3

Revenues increased 1.8% in the first six months of 2009 to $80.3 million compared with $78.9 million in the first six months of 2008, primarily as a result of the impact of opening new stores and higher comparable store sales at KC mainly due to higher average sales transactions and more customer visits. The increase in revenues was partially offset by a decrease in comparable store sales at LGC as a result of fewer sales transactions and customer visits and the effect of closing unprofitable stores.

The following table identifies the components of change in operating loss for the first six months of 2009 compared with the first six months of 2008:

Operating
Loss
2008	$(10.8)

(Increase) decrease in 2009 from:
LGC comparable stores	1.3
KC comparable stores	1.2
Selling, general and administrative expenses	1.0
Closed stores	0.5
Other	0.5
New store sales	(0.6)

2009	$(6.9)

KC’s operating loss decreased in the first six months of 2009 to $6.9 million compared with $10.8 million in the first six months of 2008 primarily due to higher gross margins caused by lower product and freight costs at both LGC and KC, and a decrease in warehousing costs as a result of the movement of the LGC warehouse from a third-party provider to a KC-managed distribution operation in 2008. In addition, operating loss was favorably affected by fewer markdowns at KC and LGC in the first six months of 2009 compared with the first six months of 2008. Selling, general and administrative expenses decreased as a result of other administrative cost control measures implemented in early 2009.
KC reported a net loss of $4.5 million in the first six months of 2009 compared with $6.9 million in the first six months of 2008 primarily due to the decrease in operating loss.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the six months ended June 30:

	2009	2008	Change
Operating activities:

Net loss	$(4.5)	$(6.9)	$2.4
Depreciation and amortization	1.7	1.4	0.3
Other	0.2	0.1	0.1
Working capital changes	(11.7)	(11.3)	(0.4)

Net cash used for operating activities	(14.3)	(16.7)	2.4

Investing activities:

Expenditures for property, plant and equipment	(0.4)	(3.4)	3.0

Net cash used for investing activities	(0.4)	(3.4)	3.0

Cash flow before financing activities	$(14.7)	$(20.1)	$5.4

Net cash used for operating activities decreased $2.4 million primarily due to the change in net loss. The decrease in expenditures for property, plant and equipment was mainly from the additions of fixtures and equipment during the first six months of 2008 at new stores and the new LGC distribution operations.

	2009	2008	Change
Financing activities:

Net additions to long-term debt and revolving credit agreement	$11.5	$18.7	$(7.2)
Capital contribution from NACCO	3.0	0.8	2.2
Other	—	(0.1)	0.1

Net cash provided by financing activities	$14.5	$19.4	$(4.9)

Net cash provided by financing activities decreased $4.9 million in the first six months of 2009 compared with the first six months of 2008, primarily from lower levels of borrowings, partially offset by a larger capital contribution from NACCO during the first six months of 2009.
Financing Activities
KC’s financing is provided by a $20.0 million secured floating-rate revolving line of credit (the “KC Facility”) that expires in July 2010. The obligations under the KC Facility are secured by substantially all assets of KC. The approximate value of KC’s assets held as collateral under the KC Facility was $65 million as of June 30, 2009. The availability is derived from a borrowing base formula using KC’s eligible inventory, as defined in the KC Facility. At June 30, 2009, the borrowing base, as defined in the KC Facility, was $20.0 million. Borrowings outstanding under the KC Facility were $11.5 million at June 30, 2009. Therefore, at June 30, 2009, the excess availability under the KC Facility was $8.5 million. The KC Facility requires a fee of 0.25% per annum on the unused commitment. Borrowings bear interest at LIBOR plus 2.85%. The KC Facility includes restrictive covenants that, among other things, limit capital expenditures and require that borrowings do not exceed $4.0 million for 30 consecutive days from December 15 to February 13. The KC Facility also prohibits the payment of dividends to NACCO. At June 30, 2009, KC was in compliance with the covenants in the KC Facility.
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
Capital Expenditures
Expenditures for property, plant and equipment were $0.4 million for the first six months of 2009 and are estimated to be an additional $1.0 million for the remainder of 2009. These planned capital expenditures are primarily for improvements to KC’s information technology infrastructure and fixtures and equipment at new and existing stores. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure
Working capital is significantly affected by the seasonality of KC’s business. The following is a discussion of the changes in KC’s capital structure at June 30, 2009 compared with both June 30, 2008 and December 31, 2008.
June 30, 2009 Compared with June 30, 2008

	June 30	June 30
	2009	2008	Change
Cash and cash equivalents	$1.0	$1.3	$(0.3)
Other net tangible assets	46.7	42.1	4.6
Goodwill and other intangibles, net	—	4.0	(4.0)

Net assets	47.7	47.4	0.3
Advances from NACCO	—	(12.5)	12.5
Other debt	(11.5)	(18.8)	7.3

Total equity	$36.2	$16.1	$20.1

Debt to total capitalization	24%	66%	(42%)
Total other net tangible assets increased $4.6 million at June 30, 2009 compared with June 30, 2008. The increase was primarily due to a $6.7 million increase in inventory as a result of a large product clearance program in the prior year which resulted in significantly lower inventory levels. This item was partially offset by a $0.9 million decrease in intercompany accounts receivable as a result of a change in the timing of intercompany tax payments and a $0.8 million decrease in refundable income taxes due to the improved operating results during the first six months of 2009 compared with the first six months of 2008.
Other debt decreased primarily as a result of lower borrowing requirements during the first six months of 2009 compared with the first six months of 2008.
Stockholder’s equity increased primarily due to $15.2 million of cash and non-cash capital contributions from NACCO during the twelve month period ending June 30, 2009 and the conversion of the Advances from NACCO to equity during 2008, partially offset by a net loss of $7.6 million recognized for the twelve month period ending June 30, 2009. During 2008, KC wrote off all of its goodwill and other intangibles, net and recorded a non-cash impairment charge due to the significant decline in the Company’s stock price and uncertain market conditions.

June 30, 2009 Compared with December 31, 2008

	June 30	December 31
	2009	2008	Change
Cash and cash equivalents	$1.0	$1.2	$(0.2)
Other net tangible assets	46.7	36.3	10.4

Net tangible assets	47.7	37.5	10.2
Total debt	(11.5)	—	(11.5)

Total equity	$36.2	$37.5	$(1.3)

Debt to total capitalization	24%	—	24%
Total other net tangible assets increased $10.4 million at June 30, 2009 compared with December 31, 2008, primarily from an $11.5 million decrease in accounts payable due to the seasonality of the business.
Total debt increased as a result of the seasonality of the business and the required funding of operations during the first six months of 2009. Stockholder’s equity decreased as a result of KC’s net loss of $4.5 million partially offset by $3.2 million of cash and non-cash capital contributions from NACCO during the first six months of 2009.
OUTLOOK
Uncertainty in the U.S. economy and diminished consumer confidence are expected to continue to affect consumer traffic to outlet and traditional malls and negatively affect retail spending decisions for the remainder of 2009. Nevertheless, KC expects an improved holiday selling season in late 2009 due to the continued strength of Kitchen Collection® stores and to the expectation of significantly improved margins at the Le Gourmet Chef® stores resulting from the conclusion of new product enhancement and store-merchandising programs and from the completion of a large product clearance program in the Le Gourmet Chef® stores that significantly reduced margins in 2008. Capital expenditure restraints and administrative cost control measures implemented in late 2008 and early 2009 are also expected to continue to improve results in the latter half of 2009.
Overall, KC expects that increasing improvements in quarterly results for the second half of the year will lead to significantly improved full year results compared with 2008 results before charges for goodwill and intangible impairment of $3.9 million, pre-tax. Cash flow before financing activities is expected to be about break-even in 2009 and significantly improved compared with 2008.
Longer term, KC expects to deliver store growth in the Kitchen Collection® and Le Gourmet Chef® formats. However, the total number of Kitchen Collection® and Le Gourmet Chef® stores is unlikely to increase in 2009.

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
FINANCIAL REVIEW
Lignite tons sold by NACoal’s operating lignite mines were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2009	2008	2009	2008
Coteau	3.6	3.9	7.5	7.3
Falkirk	1.8	1.5	3.8	3.2
Sabine	1.0	1.1	1.9	1.9

Project mining subsidiaries	6.4	6.5	13.2	12.4

San Miguel	0.8	0.7	1.6	1.3
MLMC	0.9	0.8	1.8	1.6
Red River	0.2	0.1	0.4	0.3

Non-project mines	1.9	1.6	3.8	3.2

Total lignite tons sold	8.3	8.1	17.0	15.6

The limerock dragline mining operations delivered 0.6 million and 2.0 million cubic yards of limerock in the three and six months ended June 30, 2009, respectively. This compares with 6.3 million and 13.1 million cubic yards of limerock in the three and six months ended June 30, 2008, respectively. The decrease in limerock yards delivered during the three and six months ended June 30, 2009 was a result of an unfavorable legal ruling that set aside NACoal’s customers’ mining permits at most of the limerock dragline mining operations, which is currently being appealed by NACoal’s customers and a reduction in customer requirements due to a decline in the southern Florida housing and construction markets.

The results of operations for NACoal were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2009	2008	2009	2008
Revenues	$36.2	$33.1	$72.7	$65.4
Operating profit	$9.5	$7.9	$22.3	$14.4
Interest expense	$(0.9)	$(1.3)	$(2.0)	$(2.9)
Other income (expense)	$0.2	$0.3	$0.5	$(0.6)
Net income	$7.1	$6.4	$17.9	$10.2

Effective income tax rate	19.3%	7.2%	13.9%	6.4%
See further discussion of the consolidated effective income tax rate in Note 8 of the Unaudited Condensed Consolidated Financial Statements.
Second Quarter of 2009 Compared with Second Quarter of 2008
The following table identifies the components of change in revenues for the second quarter of 2009 compared with the second quarter of 2008:

Revenues
2008	$33.1

Increase (decrease) in 2009 from:
Consolidated coal mining operations	5.4
Other revenues	1.1
Limerock dragline mining operations	(3.4)

2009	$36.2

Revenues for the second quarter of 2009 increased 9.4% to $36.2 million from $33.1 million in the second quarter of 2008. Revenues increased mainly due to higher revenue at the consolidated coal mining operations primarily attributable to contractual price escalation and an increase in tons delivered at MLMC, an increase in tons delivered at Red River from increased sales to third parties and an increase in contractual pass-through costs at the consolidated lignite coal mining operations. In addition, other revenues increased primarily as a result of revenues from other mining services during the second quarter of 2009. The increase was partially offset by fewer yards delivered at the Florida limerock dragline mining operations primarily as a result of an unfavorable legal ruling that set aside NACoal’s customers’ mining permits at most of the limerock dragline mining operations and the continued decline in the southern Florida housing and construction markets. The decrease at the limerock dragline mining operations was partially offset by an increase in contractual pass-through costs.

The following table identifies the components of change in operating profit for the second quarter of 2009 compared with the second quarter of 2008:

Operating
Profit
2008	$7.9

Increase (decrease) in 2009 from:
Consolidated coal and limerock mining	1.5
Other	0.9
Royalty	0.4
Earnings of unconsolidated project mining subsidiaries	0.4
Other selling, general and administrative expenses	(1.6)

2009	$9.5

Operating profit increased to $9.5 million in the second quarter of 2009 from $7.9 million in the second quarter of 2008, primarily as a result of higher consolidated coal mining operating profit mainly from increased tonnage, contractual price escalation and reduced costs for diesel fuel and from revenues from other mining services. The increase was partially offset by higher selling, general and administrative expenses mainly as a result of higher employee-related expenses.
Net income increased to $7.1 million in the second quarter of 2009 from $6.4 million in the second quarter of 2008. The increase was primarily due to the factors affecting operating profit and an increase in income tax expense primarily due to a shift in mix of income to entities with higher income tax rates.
First Six Months of 2009 Compared with First Six Months of 2008
The following table identifies the components of change in revenues for the first six months of 2009 compared with the first six months of 2008:

Revenues
2008	$65.4

Increase (decrease) in 2009 from:
Consolidated coal mining operations	11.5
Other revenues	1.8
Royalty income	0.7
Limerock dragline mining operations	(6.7)

2009	$72.7

Revenues for the first six months of 2009 increased 11.2% to $72.7 million from $65.4 million in the first six months of 2008. Revenues increased mainly due to higher revenue at the consolidated coal mining operations primarily attributable to an increase in tons delivered and contractual price escalation at MLMC, an increase in contractual pass-through costs at San Miguel and an increase in tons delivered at Red River from increased sales to third parties. In addition, other revenues increased primarily as a result of revenues from other mining services during the first six months of 2009. The increase was partially offset by fewer yards delivered at the Florida limerock dragline mining operations primarily attributable to an unfavorable legal ruling that set aside NACoal’s customers’ mining permits at most of the limerock dragline mining operations. The decrease at the limerock dragline mining operations was partially offset by an increase in contractual pass-through costs.

The following table identifies the components of change in operating profit for the first six months of 2009 compared with the first six months of 2008:

Operating
Profit
2008	$14.4

Increase (decrease) in 2009 from:
Consolidated coal and limerock mining	3.3
Earnings of unconsolidated project mining subsidiaries	2.4
Gain on the sale of assets	1.6
Other	1.6
Royalty	1.1
Other selling, general and administrative expenses	(2.1)

2009	$22.3

Operating profit increased to $22.3 million in the first six months of 2009 from $14.4 million in the first six months of 2008, primarily as a result of higher consolidated coal operating profit, higher earnings at the unconsolidated project mining subsidiaries, gains on the sale of assets and revenues from other mining services. The increase in consolidated coal and limerock mining operating profit was mainly from increased tonnage, contractual price escalation and reduced costs for diesel fuel at the consolidated coal mines. The increase in earnings of the unconsolidated project mining subsidiaries was primarily due to an increase in tons delivered and contractual price escalation.
Net income increased to $17.9 million in the first six months of 2009 from $10.2 million in the first six months of 2008. The improvement was primarily due to the increase in operating profit and an increase in other income (expense) as a result of lower interest expense from lower average outstanding borrowings and lower interest rates and by a gain on an ineffective interest rate swap contract during the first six months of 2009 compared with a loss during the first six months of 2008. In addition, income tax expense increased primarily due to a shift in mix of income to entities with higher income tax rates.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the six months ended June 30:

	2009	2008	Change
Operating activities:

Net income	$17.9	$10.2	$7.7
Depreciation, depletion and amortization	5.5	5.9	(0.4)
Other	(2.2)	1.9	(4.1)
Working capital changes	8.4	(8.7)	17.1

Net cash provided by operating activities	29.6	9.3	20.3

Investing activities:

Expenditures for property, plant and equipment	(3.2)	(9.6)	6.4
Proceeds from the sale of assets	1.9	1.4	0.5
Investments in other unconsolidated affiliates	(1.9)	(1.1)	(0.8)

Net cash used for investing activities	(3.2)	(9.3)	6.1

Cash flow before financing activities	$26.4	$—	$26.4

The increase in net cash provided by operating activities was primarily the result of changes in working capital and the increase in net income, partially offset by the change in other non-cash items for the first six months of 2009 compared with the first six months of 2008. The change in working capital was primarily the result of a decrease in intercompany receivables for tax advances from NACCO during the first six months of 2009 compared with an increase in the first six months of 2008, an increase in accounts payable during the first six months of 2009 compared with a decrease in the first six months of 2008 due to the timing of payments, a smaller decrease in other current liabilities from lower compensation-related payments to employees in the first six months of 2009 compared with the first six months of 2008 and a larger decrease in coal inventory. These changes were partially offset by a larger increase in accounts receivable in the first six months of 2009 compared with the first six months of 2008. In addition, the change in other operating activities was primarily from gains on the sale of assets in the first six months of 2009.
Net cash used for investing activities decreased primarily due to lower levels of capital expenditures in the first six months of 2009 compared with the first six months of 2008 as a result of lower levels of investments in equipment for the mines and mine development activities.

	2009	2008	Change
Financing activities:

Additions (reductions) of long-term debt and revolving credit agreements	$0.4	$(10.5)	$10.9
Cash dividends paid to NACCO	(6.5)	(0.6)	(5.9)
Intercompany loans	(19.5)	10.5	(30.0)
Other	(0.2)	—	(0.2)

Net cash used for financing activities	$(25.8)	$(0.6)	$(25.2)

Net cash used for financing activities increased during the first six months of 2009 compared with the first six months of 2008 primarily due to the repayment of intercompany loans and an increase in the amount of dividends paid to NACCO, partially offset by additional borrowings during the first six months of 2009.
Financing Activities
NACoal has an unsecured revolving line of credit of up to $75.0 million and an unsecured term loan of $15.0 million at June 30, 2009 (the “NACoal Facility”). The term loan requires a final principal repayment of $15.0 million in March 2010. The NACoal Facility expires in March 2010. Borrowings outstanding under the NACoal Facility were $10.0 million at June 30, 2009. Therefore, at June 30, 2009, the excess availability under the NACoal Facility was $65.0 million.
The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. The NACoal Facility provides for Eurodollar loans that bear interest at LIBOR plus a margin based on the level of debt to EBITDA ratio achieved and Base Rate loans that bear interest at Base Rates plus the Applicable Margin, as defined in the NACoal Facility. A facility fee, which is determined based on the level of debt to EBITDA ratio achieved, is also applied to the aggregate revolving line of credit. At June 30, 2009, term loan borrowings outstanding bore interest at LIBOR plus 0.750% and the revolving credit interest rate was 3.25%. At June 30, 2009, the revolving credit facility fee was 0.125% of the unused commitment of the revolving facility.
The NACoal Facility also contains restrictive covenants that require, among other things, NACoal to maintain certain debt to EBITDA and fixed charge coverage ratios and provides the ability to make loans, dividends and advances to NACCO, with some restrictions based upon NACoal’s leverage ratio. At June 30, 2009, NACoal was in compliance with the covenants in the NACoal Facility.

During 2004 and 2005, NACoal issued unsecured notes totaling $45.0 million in a private placement (the “NACoal Notes”), which require annual principal payments of approximately $6.4 million that began in October 2008 and will mature on October 4, 2014. These unsecured notes bear interest at a weighted-average fixed rate of 6.08%, payable semi-annually on April 4 and October 4. The NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. NACoal had $38.5 million of the private placement notes outstanding at June 30, 2009. The NACoal Notes contain certain covenants and restrictions that require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios, and limit dividends to NACCO based upon NACoal’s leverage ratio. At June 30, 2009, NACoal was in compliance with the covenants in the NACoal Notes.
NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At June 30, 2009, the balance of the note was $7.6 million and the interest rate was 0.83%.
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
Capital Expenditures
Expenditures for property, plant and equipment were $3.2 million during the first six months of 2009. NACoal estimates that its capital expenditures for the remainder of 2009 will be an additional $15.3 million, primarily for lignite coal reserves, equipment for mining activities and mine development activities. These expenditures are expected to be funded from internally generated funds and bank borrowings.
Capital Structure
NACoal’s capital structure is presented below:

	June 30	December 31
	2009	2008	Change
Cash and cash equivalents	$1.7	$1.1	$0.6
Other net tangible assets	121.0	127.6	(6.6)
Coal supply agreements and other intangibles, net	65.2	66.7	(1.5)

Net assets	187.9	195.4	(7.5)
Advances to (from) NACCO	(18.9)	(38.3)	19.4
Other debt	(71.6)	(71.1)	(0.5)

Total equity	$97.4	$86.0	$11.4

Debt to total capitalization	48%	56%	(8)%
The decrease in other net tangible assets of $6.6 million was primarily due to a $6.7 million decrease in intercompany accounts receivable as a result of the receipt of intercompany tax payments during the first six months of 2009.
Stockholder’s equity increased primarily due to net income of $17.9 million, partially offset by dividends to NACCO of $6.5 million during the first six months of 2009.

OUTLOOK
NACoal’s lignite coal mining operations have not been significantly affected by the economic downturn because of the long-term contracts with NACoal’s customers and continued stable demand for electricity from the power plants it serves. NACoal expects improved full year results at its lignite coal mining operations in 2009 provided that its customers continue to achieve currently planned power plant operating levels. Tons delivered by the lignite coal mines are expected to increase for the 2009 full year compared with 2008, but are expected to decline moderately in the second half of 2009 compared with the second half of 2008. In addition, contractual price escalation is not expected to affect second half results as favorably in 2009 as it did in the second half of 2008 because of recent declines in commodity costs.
Limerock customer projections for 2009 third and fourth quarter deliveries continue to be down compared with the prior year. For limerock mining operations within the lake belt region of Florida, production will be significantly reduced due to an unfavorable legal ruling that set aside NACoal’s customers’ mining permits at most of the limerock mining operations. Customers are expected to return to production under new permits that are currently anticipated to be issued toward the beginning of 2010. NACoal has mitigated its financial exposure to these limerock operations by entering into new cost reimbursable management fee contracts with the majority of its customers. Customer projections for deliveries for limerock mining operations outside of the lake belt region reflect the continued decline in the southern Florida housing and construction markets. In addition, early in the third quarter of 2009, NACoal entered into a new limerock mining services contract for a quarry outside of the region covered by the legal ruling which calls for deliveries of approximately 1.0 million cubic yards annually once the market improves, allowing the quarry to resume full operation. NACoal expects to commence limerock mining at this quarry in the third quarter of 2009.
Overall, NACoal expects full year 2009 net income to improve in comparison with 2008, although results in the second half of 2009, exclusive of pending transactions, are expected to be moderately lower than the second half of 2008. Full year cash flow before financing activities is expected to increase due to increased cash flow from operations.
NACoal has a number of new project opportunities for which it expects to incur additional expenses in 2009. In April 2009, NACoal entered into an agreement to sell the assets of Red River in Louisiana to its customer for approximately $42 million in cash, subject to closing adjustments. The sale of the mine, which is subject to customary closing conditions, including regulatory approval, is expected to generate a substantial gain and enhance cash flow when the transaction is completed in late 2009. In the second quarter of 2009, NACoal entered into a new contract mining services agreement to provide approximately 300,000 to 400,000 tons of lignite coal annually to a new customer, with initial deliveries expected to commence in 2010. NACoal is also continuing to pursue other contract mining opportunities. NACoal continues to seek permitting at its Otter Creek Reserve in North Dakota in expectation of the construction of a new mine. In addition, NACoal is working on a project with Mississippi Power to provide lignite coal to a new power plant in Mississippi.
Over the longer term, NACoal expects to continue its efforts to develop new domestic coal projects and is hopeful that more new project opportunities may become available, including opportunities for coal-to-liquids, coal gasification and other clean coal technologies. Further, NACoal continues to pursue additional non-coal mining opportunities.

NACCO AND OTHER
NACCO and Other includes the parent company operations and Bellaire Corporation, a non-operating subsidiary of NACCO.
FINANCIAL REVIEW
Operating Results
The results of operations at NACCO and Other were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2009	2008	2009	2008
Revenues	$—	$—	$—	$—
Operating loss	$(1.5)	$(0.3)	$(2.6)	$(1.0)
Other income (expense)	$(0.4)	$0.5	$(1.2)	$2.3
Net loss	$(1.4)	$(0.6)	$(2.9)	$(0.2)
Second Quarter of 2009 Compared with Second Quarter of 2008
NACCO and Other recognized an operating loss of $1.5 million in the second quarter of 2009 compared with $0.3 million in the second quarter of 2008. The change was primarily due to a reduction in total management fees charged to the subsidiaries in the second quarter of 2009 mainly as a result of the expectation that the parent company plans to incur lower employee-related expenses during 2009. The change in other income (expense) in the second quarter of 2009 compared with the second quarter of 2008 was primarily due to lower interest income at the parent company from lower levels of cash investments and lower interest rates on investments. NACCO and Other recognized a net loss of $1.4 million in the second quarter of 2009 compared with $0.6 million for the second quarter of 2008 primarily due to the factors affecting operating loss and other income (expense) partially offset by an income tax benefit in the second quarter of 2009 compared with income tax expense in the second quarter of 2008 primarily due to lower levels of taxable income in the second quarter of 2009.
First Six Months of 2009 Compared with First Six Months of 2008
NACCO and Other recognized an operating loss of $2.6 million in the first six months of 2009 compared with $1.0 million in the first six months of 2008. The change was primarily due to a reduction in total management fees charged to the subsidiaries in the first six months of 2009 mainly as a result of the expectation that the parent company plans to incur lower employee-related expenses during 2009. The change in other income (expense) in the first six months of 2009 compared with the first six months of 2008 was primarily due to lower interest income at the parent company from lower levels of cash investments and lower interest rates on investments. NACCO and Other recognized a net loss of $2.9 million in the first six months of 2009 compared with $0.2 million for the first six months of 2008 primarily due to the factors affecting operating loss and other income (expense).
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

Following are the parent company management fees for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2009	2008	2009	2008
NACCO fees included in selling, general and administrative expenses
NMHG Wholesale	$1.5	$2.5	$3.1	$5.1
HBB	$0.5	$1.0	$1.0	$2.0
KC	$0.1	$—	$0.1	$—
NACoal	$0.7	$0.4	$1.5	$0.8
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
Capital Structure
NACCO’s consolidated capital structure is presented below:

	June 30	December 31
	2009	2008	Change
Cash and cash equivalents	$178.8	$138.3	$40.5
Other net tangible assets	606.5	615.2	(8.7)
Coal supply agreements and other intangibles, net	65.2	66.7	(1.5)

Net assets	850.5	820.2	30.3
Total debt	(463.3)	(449.5)	(13.8)
Closed mine obligations, net of tax	(15.0)	(13.8)	(1.2)

Total equity	$372.2	$356.9	$15.3

Debt to total capitalization	55%	56%	(1)%

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
FORWARD-LOOKING STATEMENTS
The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Such risks and uncertainties with respect to each subsidiary’s operations include, without limitation:
NMHG: (1) reduction in demand for lift trucks and related aftermarket parts and service on a worldwide basis, including the ability of NMHG’s dealers and end-users to obtain financing at reasonable rates as a result of current economic conditions, (2) changes in sales prices, (3) delays in delivery or increases in costs, including transportation costs, of raw materials or sourced products and labor, (4) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which NMHG operates and/or sells products, (5) delays in, increased costs from or reduced benefits from restructuring programs, (6) customer acceptance of, changes in the costs of, or delays in the development of new products, (7) introduction of new products by, or more favorable product pricing offered by, NMHG’s competitors, (8) delays in manufacturing and delivery schedules, (9) changes in or unavailability of suppliers, (10) bankruptcy of or loss of major dealers, retail customers or suppliers, (11) product liability or other litigation, warranty claims or returns of products, (12) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives, (13) acquisitions and/or dispositions of dealerships by NMHG, (14) changes mandated by federal and state regulation, including health, safety or environmental legislation, (15) the ability of NMHG and its dealers and suppliers to access credit in the current economic environment and (16) the ability of NMHG to obtain future financing on reasonable terms or at all.
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
KC: (1) changes in gasoline prices, weather conditions, the level of consumer confidence and disposable income as a result of the current financial crisis or other events or other conditions that may adversely affect the number of customers visiting Kitchen Collection® and Le Gourmet Chef® stores, (2) changes in the sales prices, product mix or levels of consumer purchases of kitchenware, small electric appliances and gourmet foods, (3) changes in costs, including transportation costs, of inventory, (4) delays in delivery or the unavailability of inventory, (5) customer acceptance of new products, (6) increased competition and (7) the ability of KC to obtain future financing on reasonable terms or at all.
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
Changes in internal control over financial reporting: During the second quarter of 2009, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1	Legal Proceedings None

Item 1A	Risk Factors No changes

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the Company’s stock repurchase program:

Issuer Purchases of Equity Securities
				(d)
				Maximum Number
			(c)	of Shares (or
	(a)	(b)	Total Number	Approximate Dollar
	Total Number	Average Price	of Shares Purchased	Value) that May Yet
	of Shares	Paid per	as Part of the Publicly	Be Purchased Under
Period	Purchased	Share	Announced Program	the Program (1)
April 1 to 30, 2009	0	0	0	$100,000,000
May 1 to 31, 2009	0	0	0	$100,000,000
June 1 to 30, 2009	0	0	0	$100,000,000

Total	0	0	0	$100,000,000

(1)	On November 15, 2007, the Company announced that its Board of Directors had authorized a stock repurchase program (the “Program”). Under the terms of the Program, the Company may repurchase up to a total of $100.0 million of shares of the Company’s Class A Common Stock. The Company may repurchase shares on the open market or in privately negotiated transactions, including block trades. The Program has no expiration date. During the second quarter of 2009, the Company did not make any purchases under the terms of the Program.

Item 3	Defaults Upon Senior Securities None

Item 4	Submission of Matters to a Vote of Security Holders
The following matters were submitted to a vote of security holders at the Annual Meeting of Stockholders held May 13, 2009, with the results indicated:

	Outstanding Shares	Number of Votes
Class A Common	6,681,480	6,681,480
Class B Common	1,604,398	16,043,980

	8,285,878	22,725,460

Proposal 1. To elect ten directors for the ensuing year.

Director Nominee	For	Withheld	Total
Owsley Brown II	22,088,492	200,040	22,288,532
Dennis W. LaBarre	19,899,088	2,389,444	22,288,532
Richard de J. Osborne	21,738,050	550,482	22,288,532
Alfred M. Rankin, Jr.	22,030,129	258,403	22,288,532
Ian M. Ross	22,087,704	200,828	22,288,532
Michael E. Shannon	22,105,384	183,148	22,288,532
Britton T. Taplin	21,865,333	423,199	22,288,532
David F. Taplin	20,597,077	1,691,455	22,288,532
John F. Turben	22,088,492	200,040	22,288,532
Eugene Wong	22,104,921	183,611	22,288,532
There were no broker non-votes.

Proposal 2.	To confirm the appointment of Ernst & Young LLP the independent registered public accounting firm of the Company for the current fiscal year.

For	Against	Abstain	Total
22,178,181	107,107	3,244	22,288,532
There were no broker non-votes.
Item 5 Other Information

            None

Item 6	Exhibits See Exhibit index on page 58 of this quarterly report on Form 10-Q.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NACCO Industries, Inc. (Registrant)

Date: August 5, 2009	/s/ Kenneth C. Schilling
Kenneth C. Schilling
Vice President and Controller (Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number*	Description of Exhibits

10.1	Purchase and Sale Agreement, dated April 29, 2009, by and among The North American Coal Corporation, Oxbow Property Company L.L.C., Red River Mining Company, Cleco Power LLC, Southwestern Electric Power Company, and Dolet Hills Lignite Company, LLC is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on April 30, 2009, Commission File Number 1-9172.

10.2	NACCO Industries, Inc. 2009 Annual Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on June 22, 2009, Commission File Number 1-9172.

10.3	The North American Coal Corporation 2009 Annual Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on June 22, 2009, Commission File Number 1-9172.

31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31(i)(2)	Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and Kenneth C. Schilling

*	Numbered in accordance with Item 601 of Regulation S-K