Form 10-Q
period 2009-09-30
NACCO INDUSTRIES INC
filed 2009-11-04
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
YES ☐           NO ☑
Number of shares of Class A Common Stock outstanding at October 30, 2009 6,693,017
Number of shares of Class B Common Stock outstanding at October 30, 2009 1,599,356

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30	DECEMBER 31
	2009	2008
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$187.6	$138.3
Accounts receivable, net	313.6	419.2
Inventories, net	393.8	480.2
Deferred income taxes	30.2	38.2
Prepaid expenses and other	43.9	65.3

Total Current Assets	969.1	1,141.2

Property, Plant and Equipment, Net	340.3	358.9
Coal Supply Agreements and Other Intangibles, Net	64.4	66.7
Long-term Deferred Income Taxes	21.4	21.3
Other Non-current Assets	122.4	99.8

Total Assets	$1,517.6	$1,687.9

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$279.6	$376.4
Revolving credit agreements — not guaranteed by the parent company	26.4	6.4
Current maturities of long-term debt — not guaranteed by the parent company	44.5	42.6
Accrued payroll	23.8	34.2
Accrued warranty	31.7	46.3
Deferred revenue	12.9	17.7
Other current liabilities	123.6	151.7

Total Current Liabilities	542.5	675.3

Long-term Debt — not guaranteed by the parent company	380.7	400.5
Pension and other Post-retirement Obligations	83.0	100.9
Other Long-term Liabilities	142.0	154.3

Total Liabilities	1,148.2	1,331.0

Stockholders’ Equity
Common stock:
Class A, par value $1 per share, 6,692,977 shares outstanding (2008 - 6,680,652 shares outstanding)	6.7	6.7
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,599,396 shares outstanding (2008 - 1,605,226 shares outstanding)	1.6	1.6
Capital in excess of par value	14.6	14.4
Retained earnings	375.0	399.3
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	36.5	17.4
Deferred gain (loss) on cash flow hedging	4.9	(9.1)
Pension and post-retirement plan adjustment	(70.2)	(73.6)

Total Stockholders’ Equity	369.1	356.7

Noncontrolling Interest	0.3	0.2

Total Equity	369.4	356.9

Total Liabilities and Equity	$1,517.6	$1,687.9

See Notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2009	2008	2009	2008
	(In millions, except per share data)
Revenues	$532.6	$917.8	$1,636.4	$2,730.9
Cost of sales	438.3	813.8	1,363.2	2,372.7

Gross Profit	94.3	104.0	273.2	358.2
Earnings of unconsolidated mines	10.5	9.7	30.8	27.6
Operating Expenses
Selling, general and administrative expenses	94.7	109.2	281.1	353.1
Restructuring charges	6.9	1.7	9.1	3.1
Gain on sale of assets	(6.0)	(0.3)	(8.2)	(0.5)

	95.6	110.6	282.0	355.7

Operating Profit	9.2	3.1	22.0	30.1

Other income (expense)
Interest expense	(8.3)	(9.9)	(24.3)	(31.6)
Interest income	1.0	1.6	2.7	6.4
Income (loss) from other unconsolidated affiliates	(0.7)	1.3	(1.7)	4.7
Other	0.3	—	0.5	(2.3)

	(7.7)	(7.0)	(22.8)	(22.8)

Income (Loss) Before Income Taxes	1.5	(3.9)	(0.8)	7.3
Income tax provision	5.5	13.2	10.9	16.4

Net Loss	$(4.0)	$(17.1)	$(11.7)	$(9.1)

Net (income) loss attributable to noncontrolling interest	0.1	(0.2)	0.3	(0.3)

Net Loss Attributable to Stockholders	$(3.9)	$(17.3)	$(11.4)	$(9.4)

Comprehensive Income (Loss)	$1.4	$(45.4)	$25.1	$(15.5)

Basic and Diluted Loss per Share	$(0.47)	$(2.09)	$(1.38)	$(1.14)

Dividends per Share	$0.5175	$0.5150	$1.5500	$1.5300

Basic and Diluted Weighted Average Shares Outstanding	8.291	8.283	8.289	8.279

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30
	2009	2008
	(In millions)
Operating Activities
Net loss	$(11.7)	$(9.1)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation, depletion and amortization	40.7	45.9
Amortization of deferred financing fees	1.5	1.5
Deferred income taxes	9.5	17.8
Restructuring charges	9.1	3.1
Gain on sale of assets	(8.2)	(0.5)
Other	(33.0)	(5.6)
Working capital changes
Accounts receivable	137.5	18.8
Inventories	107.8	(53.6)
Other current assets	1.4	(13.5)
Accounts payable	(103.0)	0.8
Other liabilities	(75.2)	(50.6)

Net cash provided by (used for) operating activities	76.4	(45.0)

Investing Activities
Expenditures for property, plant and equipment	(23.8)	(57.5)
Proceeds from the sale of assets	13.3	3.1
Other	(3.6)	(2.2)

Net cash used for investing activities	(14.1)	(56.6)

Financing Activities
Additions to long-term debt	8.5	24.1
Reductions of long-term debt	(33.9)	(58.7)
Net additions to revolving credit agreements	20.0	37.2
Cash dividends paid	(12.9)	(12.6)
Other	—	(0.1)

Net cash used for financing activities	(18.3)	(10.1)

Effect of exchange rate changes on cash	5.3	1.8

Cash and Cash Equivalents
Increase (decrease) for the period	49.3	(109.9)
Balance at the beginning of the period	138.3	281.2

Balance at the end of the period	$187.6	$171.3

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	NINE MONTHS ENDED
	SEPTEMBER 30
	2009	2008
	(In millions, except per share data)
Stockholders’ Equity:
Class A Common Stock	$6.7	$6.7

Class B Common Stock	1.6	1.6

Capital in Excess of Par Value
Beginning balance	14.4	14.1
Stock-based compensation	0.4	0.6
Shares issued under stock compensation plans	0.2	0.2
Noncontrolling interest share of contributions to joint venture	(0.4)	—

	14.6	14.9

Retained Earnings
Balance as of December 31:
2008	399.3	—
2007	—	854.9
Cumulative effect of accounting change, net of $0.5 tax benefit	—	(1.1)

Beginning balance	399.3	853.8
Net loss attributable to stockholders	(11.4)	(9.4)
Cash dividends on Class A and Class B common stock:
2009 $1.5500 per share	(12.9)	—
2008 $1.5300 per share	—	(12.6)

	375.0	831.8

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(65.3)	14.1
Foreign currency translation adjustment	19.1	(19.2)
Reclassification of hedging activity into earnings	4.7	4.4
Current period cash flow hedging activity	9.3	4.6
Cumulative effect of accounting change	—	1.0
Reclassification of pension and post-retirement activities into earnings	3.4	3.1

	(28.8)	8.0

Total Stockholders’ Equity	369.1	863.0

Noncontrolling Interest
Beginning balance	0.2	—
Net income (loss)	(0.3)	0.3
Noncontrolling interest share of contributions to joint venture	0.4	—

Total Noncontrolling Interest	0.3	0.3

Total Equity	$369.4	$863.3

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of NACCO Industries, Inc. (the parent company or “NACCO”) and its wholly owned subsidiaries (collectively, “NACCO Industries, Inc. and Subsidiaries” or the “Company”). Intercompany accounts and transactions are eliminated in consolidation. Also included is Shanghai Hyster Forklift Ltd., a 73% owned joint venture of NMHG Holding Co. (“NMHG”) in China. The Company’s subsidiaries operate in the following principal industries: lift trucks, small appliances, specialty retail and mining. The Company manages its subsidiaries primarily by industry; however, the Company manages its lift truck operations as two reportable segments: wholesale manufacturing (“NMHG Wholesale”) and retail distribution (“NMHG Retail”).
NMHG designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names, primarily to independent and wholly owned Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, The Netherlands, China, Italy, Japan, Mexico, the Philippines and Brazil. Hamilton Beach Brands, Inc. (“HBB”) is a leading designer, marketer and distributor of small electric household appliances, as well as commercial products for restaurants, bars and hotels. The Kitchen Collection, Inc. (“KC”) is a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States. The North American Coal Corporation and its affiliated coal companies (collectively, “NACoal”) mine and market lignite coal primarily as fuel for power generation and provide selected value-added mining services for other natural resources companies.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 2009 and the results of its operations for the three and nine months ended September 30, 2009 and 2008 and the results of its cash flows and changes in equity for the nine months ended September 30, 2009 and 2008 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements.
Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2009. Because the HBB and KC businesses are seasonal, a majority of revenues and operating profit typically occurs in the second half of the calendar year when sales of small electric household appliances to retailers and consumers increase significantly for the fall holiday-selling season. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Management performed an evaluation of the Company’s activities through the date of filing this Form 10-Q with the Securities and Exchange Commission on November 4, 2009. No significant subsequent events have occurred that required recognition or disclosure in the Unaudited Condensed Consolidated Financial Statements.
Note 2 — Recently Issued Accounting Standards
Accounting Standards Adopted in 2009:
On January 1, 2009, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on business combinations. The guidance modifies the accounting for business combinations by requiring that acquired assets and assumed liabilities be recorded at fair value, contingent consideration arrangements be recorded at fair value on the date of the acquisition and preacquisition contingencies will generally be accounted for in purchase accounting at fair value. The guidance also requires that transaction costs be expensed as incurred, acquired research and development be capitalized as an indefinite-lived intangible asset and the requirements for exit and disposal activities be met at the acquisition date in order to accrue for a restructuring plan in purchase accounting. The adoption of the guidance did not have a material effect on the Company’s financial position, results of operations, cash flows or related disclosures.
On January 1, 2009, the Company adopted authoritative guidance issued by the FASB that changes the accounting and reporting for noncontrolling interests. The guidance modifies the reporting for noncontrolling interests in the balance sheet and minority interest income (loss) in the income statement. The guidance also requires that increases and decreases in the noncontrolling ownership interest amount be accounted for as equity transactions. The adoption of the guidance did not have a material effect on the Company’s financial position, results of operations, cash flows or related disclosures.

On June 30, 2009, the Company adopted authoritative guidance issued by the FASB on subsequent events. The guidance provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The guidance provides, (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of the guidance did not have a material effect on the Company’s financial position, results of operations, cash flows or related disclosures.
On June 30, 2009, the Company adopted authoritative guidance issued by the FASB on interim disclosures about the fair value of financial instruments. The guidance requires an entity to provide disclosures about fair value of financial instruments for interim reporting periods, as well as in annual financial statements. The Company has included the required disclosures in Note 6.
On September 30, 2009, the Company adopted authoritative guidance issued by the FASB which establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. generally accepted accounting principles. The Company has modified its disclosures in this Form 10-Q to comply with the requirements. The adoption of the guidance did not have a material effect on the Company’s financial position, results of operations or cash flows.
Accounting Standards Not Yet Adopted:
In October 2009, the FASB issued authoritative guidance on multiple-deliverable revenue arrangements which is effective for the Company on January 1, 2011 for new revenue arrangements or material modifications to existing agreements. The guidance amends the criteria for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. The Company is currently evaluating the effect the adoption of the guidance will have on its financial position, results of operations, cash flows and related disclosures.
In June 2009, the FASB issued authoritative guidance for accounting for transfers of financial assets which is effective for the Company on January 1, 2010. The guidance requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. The guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The guidance also requires enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. The Company is currently evaluating the effect the adoption of the guidance will have on its financial position, results of operations, cash flows and related disclosures.
In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities which is effective for the Company on January 1, 2010. The guidance changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The guidance requires an ongoing assessment of whether an entity is the primary beneficiary of a variable interest entity and eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The guidance also requires additional disclosures regarding a company’s involvement with variable interest entities, any significant changes in risk exposure due to that involvement and how the company’s involvement with a variable interest entity affects the company’s financial statements. The Company is currently evaluating the effect the adoption of the guidance will have on its financial position, results of operations, cash flows and related disclosures.
In December 2008, the FASB issued authoritative guidance on disclosures about postretirement benefit plan assets which is effective for the Company on December 31, 2009. The guidance modifies existing requirements to include additional disclosures about plan assets of an employer’s defined benefit pension or other postretirement plan. The Company will include the disclosures upon adoption in its Annual Report on Form 10-K for the fiscal year ending December 31, 2009.
Reclassifications: Certain amounts in the prior periods’ Unaudited Condensed Consolidated Financial Statements have been reclassified to conform to the current period’s presentation.
Note 3 — Restructuring and Related Programs
During 2009, NMHG’s management approved a plan to close its facility in Modena, Italy and consolidate its activities into NMHG’s facility in Masate, Italy. These actions are being taken to further reduce NMHG’s manufacturing capacity to more appropriate levels. As a result, NMHG recognized a charge of approximately $5.3 million related to severance in the first nine months of 2009, which is classified in the Unaudited Condensed Consolidated Statement of Operations on the line “Restructuring charges.” In addition, NMHG anticipates that it will incur subsequent charges related to this program, which were not eligible for accrual at September 30, 2009, of approximately $0.4 million for lease termination costs and $0.2 million of other charges during the fourth quarter of 2009. Payments are expected to continue through 2013.
During 2009, NMHG’s management approved a plan for a reduction in the number of employees in Asia-Pacific due to the sale of certain assets of NMHG’s fleet services business and wholly owned Hyster® retail dealerships in Australia. As a result, NMHG recognized a charge of approximately $2.0 million during the first nine months of 2009, which is classified in the Unaudited Condensed Consolidated Statement of Operations on the line “Restructuring charges.” Of this amount, $1.9 million related to severance and $0.1 million related to other costs of the restructuring. NMHG anticipates that it will incur subsequent charges related to this program, which were not eligible for accrual at September 30, 2009, of approximately $0.2 million for lease termination costs and $0.2 million of other charges, which includes approximately $0.2 million during the remainder of 2009 and $0.2 million during 2010. In addition, $0.8 million of the severance accrual was reversed during the first nine months of 2009 as a result of a reduction in the expected number of employees receiving severance payments. Payments of $1.1 million were made for severance during the first nine months of 2009. Payments are expected to continue through the remainder of 2009.
During 2008 and 2009, based on the decline in economic conditions, NMHG’s management reduced its number of employees worldwide. As a result, NMHG recognized a charge of approximately $6.3 million in 2008 and $3.2 million in the first nine months of 2009 related to severance. In addition, $0.4 million of the accrual was reversed during the first nine months of 2009 as a result of a reduction in the expected amount paid to employees. Severance payments of $4.1 million were made during the first nine months of 2009. Payments are expected to continue through 2010. NMHG continues to evaluate the appropriate size of its workforce worldwide to match market demand for lift trucks in response to the decline in economic conditions.
During 2007, NMHG’s Board of Directors approved a plan to phase out production of current products at its facility in Irvine, Scotland by early 2009, change the product mix at its Craigavon, Northern Ireland facility and increase production at its Berea, Kentucky and Sulligent, Alabama plants in the United States and at its Ramos Arizpe facility in Mexico. As a result, NMHG recognized a charge of approximately $5.5 million in 2007. Of this amount, $5.2 million related to severance and $0.3 million related to other costs of the restructuring. During 2008, NMHG recognized an additional charge of $3.2 million. Of this amount, $2.2 million related to severance and $1.0 million related to other costs of the restructuring. In addition, $0.4 million of the amount previously accrued was reversed in 2008 as a result of a reduction in the estimate of employees eligible to receive severance payments. During the first nine months of 2009, $0.2 million of the amount previously accrued was reversed as a result of a reduction in the estimate of employees eligible to receive severance benefits. Payments of $4.5 million were made for severance during the first nine months of 2009. Payments are expected to continue through the remainder of 2009. No further charges related to this plan are expected.
Following is the detail of the cash charges related to the NMHG programs:

	Total charges	Total charges	Charges incurred in	Additional charges
	expected to be	incurred through	the nine months ended	expected to be
	incurred	December 31, 2008	September 30, 2009	incurred
NMHG Wholesale
Severance	$21.2	$13.0	$8.2	$—
Lease impairment	0.4	—	—	0.4
Other	1.5	1.3	—	0.2

	$23.1	$14.3	$8.2	$0.6

NMHG Retail
Severance	$1.1	$0.3	$0.8	$—
Lease impairment	0.2	—	—	0.2
Other	0.3	—	0.1	0.2

	$1.6	$0.3	$0.9	$0.4

Total charges	$24.7	$14.6	$9.1	$1.0

Following is the activity related to the liability for the NMHG programs, which is included on the line “Other current liabilities” in the Unaudited Condensed Consolidated Balance Sheets:

	Severance	Other	Total
Balance at January 1, 2009	$10.0	$—	$10.0
Provision	10.4	0.1	10.5
Reversal	(1.4)	—	(1.4)
Payments	(9.7)	—	(9.7)

Balance at September 30, 2009	$9.3	$0.1	$9.4

Note 4 — Inventories
Inventories are summarized as follows:

	SEPTEMBER 30	DECEMBER 31
	2009	2008
Manufactured inventories:
Finished goods and service parts - NMHG	$120.7	$177.9
Raw materials and work in process - NMHG	128.8	196.4

Total manufactured inventories	249.5	374.3

Sourced inventories:
HBB	99.9	70.4

Retail inventories:
NMHG	18.6	24.7
KC	56.3	50.4

Total retail inventories	74.9	75.1

Total inventories at FIFO	424.3	519.8

Coal — NACoal	6.2	11.8
Mining supplies — NACoal	11.7	11.6

Total inventories at weighted average	17.9	23.4

NMHG LIFO reserve	(48.4)	(63.0)

	$393.8	$480.2

The cost of certain manufactured and retail inventories at NMHG, including service parts, has been determined using the last-in-first-out (“LIFO”) method. At September 30, 2009 and December 31, 2008, 32% and 38%, respectively, of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation. During the three and nine months ended September 30, 2009 and 2008, reductions in LIFO inventories at NMHG resulted in liquidations of LIFO inventory layers carried at lower costs compared with current year purchases. The income statement effect of such liquidations on “Cost of sales” during the three and nine months ended September 30, 2009 was a benefit of $3.5 million and $10.0 million, respectively. This compares with a benefit of $1.3 million and $3.1 million during the three and nine months ended September 30, 2008, respectively.
Note 5 — Current and Long-Term Financing
On October 27, 2009, NACoal entered into a credit agreement for a new three-year, $100.0 million unsecured revolving line of credit (the “NACoal Facility”). The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved, as defined, which can be either a base rate plus a margin ranging from 1.75% to 2.25%, or LIBOR plus a margin ranging from 2.75% to 3.25%. The NACoal Facility also has a commitment fee of 0.50% per year on the unused commitment. In addition, the NACoal Facility contains restrictive covenants which require, among other things, NACoal to maintain certain debt to EBITDA and interest coverage ratios and provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on the debt to EBITDA ratio and achieving availability thresholds.

Note 6 — Financial Instruments and Derivative Financial Instruments
Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account subsidiary credit risk. At September 30, 2009, the fair value of revolving credit agreements and long-term debt, excluding capital leases, was $346.0 million compared with the book value of $442.5 million. At December 31, 2008, the fair value of revolving credit agreements and long-term debt, excluding capital leases, was $271.6 million compared with the book value of $438.8 million.
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
Interest rate swap agreements and forward foreign currency exchange contracts held by the Company have been designated as hedges of forecasted cash flows. The Company does not currently hold any nonderivative instruments designated as hedges or any derivatives designated as fair value hedges.
The Company periodically enters into foreign currency exchange contracts that do not meet the criteria for hedge accounting. These derivatives are used to reduce the Company’s exposure to foreign currency risk related to forecasted purchase or sales transactions or forecasted intercompany cash payments or settlements. Gains and losses on these derivatives are included on the line “Other” in the “Other income (expense)” section of the Unaudited Condensed Consolidated Statements of Operations.
Cash flows from hedging activities are reported in the Unaudited Condensed Consolidated Statements of Cash Flows in the same classification as the hedged item, generally as a component of cash flows from operations.
The Company measures its derivatives at fair value on a recurring basis using significant observable inputs, which is Level 2 as defined in the fair value hierarchy. The Company uses a present value technique that incorporates the LIBOR swap curve, foreign currency spot rates and foreign currency forward rates to value its derivatives, including its interest rate swap agreements and foreign currency exchange contracts, and also incorporates the effect of its subsidiary and counterparty credit risk into the valuation. The fair value of derivative assets was $1.0 million and the fair value of derivative liabilities was $29.0 million at September 30, 2009. The fair value of derivative assets was $3.0 million and the fair value of derivative liabilities was $39.8 million at December 31, 2008.
Foreign Currency Derivatives: NMHG and HBB held forward foreign currency exchange contracts with total notional amounts of $213.6 million and $12.1 million, respectively, at September 30, 2009, primarily denominated in euros, British pounds, Japanese yen, Canadian dollars, Brazilian real, Swedish kroner, Australian dollars and Mexican pesos. NMHG and HBB held forward foreign currency exchange contracts with total notional amounts of $561.1 million and $13.0 million, respectively, at December 31, 2008, primarily denominated in euros, British pounds, Japanese yen, Canadian dollars, Swedish kroner, Australian dollars and Mexican pesos. The fair value of these contracts approximated a net liability of $5.2 million and $10.7 million at September 30, 2009 and December 31, 2008, respectively.
Forward foreign currency exchange contracts that qualify for hedge accounting are used to hedge transactions expected to occur within the next twelve months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at September 30, 2009, $15.6 million of the amount included in OCI at September 30, 2009 is expected to be reclassified as income into the Consolidated Statement of Operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: The following table summarizes the notional amounts, related rates and remaining terms of interest rate swap agreements active at September 30, 2009 and December 31, 2008:

	Notional Amount		Average Fixed Rate
	September 30	December 31	September 30	December 31	Remaining Term at
	2009	2008	2009	2008	September 30, 2009
NMHG	$206.5	$211.0	4.3%	4.4%	Various, extending to May 2012
HBB	$108.0	$108.0	4.8%	4.7%	Various, extending to May 2012
NACoal	$15.0	$25.0	5.7%	5.8%	March 2010
In addition to the interest rate swap agreements reflected in the table, at September 30, 2009, NMHG holds certain contracts that begin on various dates starting in May 2010 and extend to various dates through February 2013. These contracts increase the notional amount to $367.5 million at September 30, 2009, but the amount outstanding at any one time will not exceed the balance of the NMHG Term Loan. In addition to the interest rate swap agreements reflected in the table, at September 30, 2009, HBB holds certain contracts that begin on various dates starting in June 2010 and extend to various dates through June 2013. These contracts increase the notional amount to $183.0 million at September 30, 2009, but the amount outstanding at any one time will not exceed the balance of the HBB Term Loan. The fair value of all interest rate swap agreements was a net liability of $22.8 million and $26.1 million at September 30, 2009 and December 31, 2008, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at September 30, 2009, $6.6 million of the amount included in OCI is expected to be reclassified as expense into the Consolidated Statement of Operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements.
NMHG: NMHG has interest rate swap agreements that hedge interest payments on the NMHG Term Loan. The interest rate swap agreements held by NMHG on September 30, 2009 are expected to continue to be effective as hedges.
HBB: HBB has interest rate swap agreements that hedge interest payments on the HBB Term Loan. The interest rate swap agreements held by HBB on September 30, 2009 are expected to continue to be effective as hedges.
NACoal: NACoal has interest rate swap agreements that hedge interest payments on NACoal’s $15.0 million unsecured term loan. As a result of the Company discontinuing hedge accounting for NACoal’s interest rate swap agreements, $0.2 million and $0.5 million of a gain on interest rate swap agreements was recognized on the line “Other” in the “Other income (expense)” section of the Unaudited Condensed Consolidated Statement of Operations during the three and nine months ended September 30, 2009, respectively. This compares with a gain of $0.2 million and a loss of $0.4 million during the three and nine months ended September 30, 2008, respectively.
The following table summarizes the fair value of derivative instruments reflected on a gross basis at September 30, 2009 and December 31, 2008 as recorded in the Consolidated Balance Sheets:

	Asset Derivatives			Liability Derivatives
		September 30	December 31		September 30	December 31
	Balance sheet	2009	2008	Balance sheet	2009	2008
	location	Fair value	Fair value	location	Fair value	Fair value
Derivatives designated as hedging instruments

Interest rate swap agreements
Current	Prepaid expenses and other	$—	$—	Other current liabilities	$6.1	$3.4
Long-term	Other non-current assets	—	—	Other long-term liabilities	16.4	21.9
Foreign currency exchange contracts
Current	Prepaid expenses and other	(0.1)	1.4	Other current liabilities	5.9	13.8
Long-term	Other non-current assets	—	1.7	Other long-term liabilities	—	—

Total derivatives designated as hedging instruments		$(0.1)	$3.1		$28.4	$39.1

Derivatives not designated as hedging instruments
Interest rate swap agreements
Current	Prepaid expenses and other	$—	$—	Other current liabilities	$0.3	$0.7
Long-term	Other non-current assets	—	—	Other long-term liabilities	—	—
Foreign currency exchange contracts
Current	Prepaid expenses and other	1.1	(0.1)	Other current liabilities	0.3	—
Long-term	Other non-current assets	—	—	Other long-term liabilities	—	—

Total derivatives not designated as hedging instruments		$1.1	$(0.1)		$0.6	$0.7

Total derivatives		$1.0	$3.0		$29.0	$39.8

The following table summarizes the impact of derivative instruments for the three and nine months ended September 30 as recorded in the Unaudited Condensed Consolidated Statements of Operations:

										Location of Gain
										(Loss) Recognized
					Location of					in Income on
					Gain (Loss)					Derivative	Amount of Gain (Loss) Recognized in
					Reclassified					(Ineffective	Income on Derivative (Ineffective Portion
	Amount of Gain (Loss) Recognized in OCI on				from OCI into	Amount of Gain (Loss) Reclassified from OCI				Portion and	and Amount Excluded from Effectiveness
	Derivative (Effective Portion)				Income	into Income (Effective Portion)				Amount Excluded	Testing)
Derivatives in Cash Flow	THREE MONTHS		NINE MONTHS		(Effective	THREE MONTHS		NINE MONTHS		from Effectiveness	THREE MONTHS		NINE MONTHS
Hedging Relationships	2009	2008	2009	2008	Portion)	2009	2008	2009	2008	Testing)	2009	2008	2009	2008
Interest rate swap agreements	$(0.7)	$(0.4)	$6.5	$2.1	Interest income (expense)	$(3.0)	$(2.9)	$(7.5)	$(3.2)	N/A	$—	$—	$—	$—
Foreign currency exchange contracts	(3.8)	16.8	8.2	14.1	Cost of sales	0.9	(3.0)	1.2	(4.0)	N/A	—	—	—	—

Total	$(4.5)	$16.4	$14.7	$16.2		$(2.1)	$(5.9)	$(6.3)	$(7.2)		$—	$—	$—	$—

	Location of
	Gain (Loss)	Amount of Gain (Loss) Recognized in Income on
	Recognized in	Derivative
Derivatives Not Designated as	Income on	THREE MONTHS		NINE MONTHS
Hedging Instruments	Derivative	2009	2008	2009	2008
Interest rate swap agreements	Other	$0.2	$0.2	$0.5	$(0.4)
Foreign currency exchange contracts	Cost of sales or Other	(3.4)	2.9	(8.6)	3.8

Total		$(3.2)	$3.1	$(8.1)	$3.4

Note 7 — Unconsolidated Subsidiaries and Equity Investments
Five of NACoal’s wholly owned subsidiaries, The Coteau Properties Company (“Coteau”), The Falkirk Mining Company (“Falkirk”), The Sabine Mining Company (“Sabine”) (collectively, the “project mining subsidiaries”), Demery Resource Company, LLC (“Demery”) and Caddo Creek Resource Company, LLC (“Caddo Creek”) each meet the definition of a variable interest entity. The project mining subsidiaries were developed between 1974 and 1981 and operate lignite coal mines under long-term contracts with various utility customers. The contracts with the project mining subsidiaries’ utility customers allow each mine to sell lignite coal at a price based on actual cost plus an agreed pre-tax profit per ton. These project mining subsidiaries are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed. The obligations of the project mining subsidiaries are without recourse to NACCO and NACoal. Demery and Caddo Creek were formed during 2009 to develop, construct and operate lignite surface mines under long-term contracts for use in activated carbon plants of its customers. The contracts with the customers allow for reimbursement of all costs plus a management fee. The taxes resulting from earnings of these five entities are solely the responsibility of the Company. Although NACoal owns 100% of the stock and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities or absorb any expected losses without additional support from the customers. As a result, NACoal is not the primary beneficiary and therefore does not consolidate these entities’ financial position or results of operations. The pre-tax income from the unconsolidated mines is reported on the line “Earnings of unconsolidated mines” in the Unaudited Condensed Consolidated Statements of Operations with related taxes included in the provision for income taxes. The Company has included the pre-tax earnings of the unconsolidated mines above operating profit as they are an integral component of the Company’s business and operating results. The investment in the unconsolidated mines and related tax assets and liabilities was $18.3 million and $16.6 million at September 30, 2009 and December 31, 2008, respectively, and are included on the line “Other Non-current Assets” in the Unaudited Condensed Consolidated Balance Sheets. The Company’s risk of loss relating to these entities is limited to its invested capital, which was $3.3 million and $5.0 million at September 30, 2009 and December 31, 2008, respectively.
Summarized financial information for the unconsolidated mines is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2009	2008	2009	2008
Revenues	$118.5	$106.9	$322.9	$290.4
Gross profit	$18.3	$15.4	$49.6	$41.4
Income before income taxes	$10.5	$9.7	$30.8	$27.6
Income from continuing operations	$7.7	$7.3	$23.6	$21.2
Net income	$7.7	$7.3	$23.6	$21.2
NMHG has a 20% ownership interest in NMHG Financial Services, Inc. (“NFS”), a joint venture with GE Capital Corporation (“GECC”), formed primarily for the purpose of providing financial services to independent Hyster® and Yale® lift truck dealers and National Account customers in the United States. NMHG’s ownership in NFS is accounted for using the equity method of accounting. NFS is considered a variable interest entity; however, the Company has concluded that NMHG is not the primary beneficiary. NMHG does not consider its variable interest in NFS to be significant.
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
The Company’s percentage share of the net income or loss from its equity investments in NFS and SN are reported on the line “Income (loss) from other unconsolidated affiliates” in the “Other income (expense)” section of the Unaudited Condensed Consolidated Statements of Operations. The Company’s equity investments are included on the line “Other Non-current Assets” in the Unaudited Condensed Consolidated Balance Sheets. At September 30, 2009 and December 31, 2008, NMHG’s investment in NFS was $13.6 million and $14.8 million, respectively, and NMHG’s investment in SN was $26.7 million and $29.9 million, respectively.

Summarized financial information for these two NMHG equity investments is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2009	2008	2009	2008
Revenues	$71.4	$103.7	$213.9	$311.9
Gross profit	$17.2	$27.5	$58.9	$85.3
Income (loss) from continuing operations	$(0.6)	$4.2	$0.5	$15.8
Net income (loss)	$(0.6)	$4.2	$0.5	$15.8
Note 8 — Guarantees and Contingencies
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
Under various financing arrangements for certain customers, including independently owned retail dealerships, NMHG provides recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which NMHG is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at September 30, 2009 and December 31, 2008 were $147.7 million and $190.1 million, respectively. Losses anticipated under the terms of the recourse or repurchase obligations are not significant and reserves have been provided for such losses in the accompanying Unaudited Condensed Consolidated Financial Statements. In such circumstances, NMHG retains a security interest in the related assets financed such that, in the event NMHG would become obligated under the terms of the recourse or repurchase obligations, NMHG would take title to the assets financed. The fair value of collateral held at September 30, 2009 was approximately $177.7 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities in which it has provided recourse or repurchase obligations. As of September 30, 2009, the Company does not believe there is a significant risk of non-payment or non-performance of the obligations by these entities; however based upon the current economic environment, there can be no assurance that the risk may not increase in the future. In addition, NMHG has an agreement with GECC to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $45.8 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $17.7 million as of September 30, 2009. The $45.8 million is included in the $147.7 million of total amounts subject to recourse or repurchase obligations at September 30, 2009.
Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. On occasion, the credit quality of a customer or concentration issues within GECC may necessitate providing recourse or repurchase obligations of the lift trucks purchased by customers and financed through NFS. At September 30, 2009, approximately $110.8 million of the Company’s total recourse or repurchase obligations related to transactions with NFS. In addition, in connection with the joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At September 30, 2009, the amount of NFS’ debt guaranteed by NMHG was $168.7 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods, but is monitoring the effect of the current economic environment on NFS and GECC.
NMHG provides a standard warranty on its lift trucks, generally for six to twelve months or 1,000 to 2,000 hours. For certain series of lift trucks, NMHG provides an extended powertrain warranty of two years or 4,000 hours and an extended transmission warranty of three years or 5,000 hours as part of the standard warranty. HBB provides a standard warranty to consumers for all of its products. The specific terms and conditions of those warranties vary depending upon the product brand. In general, if a product is returned under warranty, a refund is provided to the consumer by HBB’s customer, the retailer. Generally, the retailer returns those products to HBB for a credit. The Company estimates the costs which may be incurred under its standard warranty programs and records a liability for such costs at the time product revenue is recognized.

In addition, NMHG sells extended warranty agreements, which provide a warranty for an additional two to five years or up to 2,400 to 10,000 hours. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which NMHG does business. Revenue received for the sale of extended warranty contracts is deferred and recognized in the same manner as the costs incurred to perform under the warranty contracts.
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
Changes in the Company’s current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2009
Balance at January 1	$59.9
Warranties issued	23.2
Settlements made	(41.5)
Foreign currency effect	1.3

Balance at September 30	$42.9

Note 9 — Income Taxes
The income tax provision includes U.S. federal, state and local, and foreign income taxes and is based on the application of a forecasted annual income tax rate applied to the current quarter’s year-to-date pre-tax income or loss. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings, taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the Company’s ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates, and certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated effective annual income tax rate. Additionally, the Company’s interim effective income tax rate is computed and applied without regard to pre-tax losses where such losses are not expected to generate a current-year tax benefit.
The Company continually evaluates its deferred tax assets to determine if a valuation allowance is required. During the third quarter of 2008, significant downturns were experienced in NMHG’s major markets. The significant decrease in the year-to-date operations resulted in an adjusted three-year cumulative loss for each of NMHG’s Australian and U.S. operations. Although NMHG projected earnings over the longer term for the Australian and U.S. operations, such longer-term forecasts cannot be utilized to support the future utilization of deferred tax assets when an adjusted three-year cumulative loss is present. Accordingly, in the third quarter of 2008, NMHG recorded a valuation allowance against the accumulated deferred tax assets for its Australian operations and certain U.S. state taxing jurisdictions of $14.5 million where realization was determined to no longer meet the “more likely than not” standard.

A reconciliation of the Company’s consolidated federal statutory and effective income tax is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2009	2008	2009	2008
Income (loss) before income taxes:	$1.5	$(3.9)	$(0.8)	$7.3

Statutory taxes (benefit) at 35%	$0.5	$(1.4)	$(0.3)	$2.6

Discrete items:
NMHG valuation allowance	—	14.5	—	14.5
Other	(1.8)	(0.8)	(1.7)	(0.6)

	(1.8)	13.7	(1.7)	13.9

Interim adjustment	7.0	0.6	13.3	0.6

Other permanent items:
NACoal percentage depletion	(0.2)	—	0.2	(0.4)
Foreign tax rate differential	(0.1)	0.2	0.1	(0.6)
Valuation allowance	0.1	—	(0.6)	(0.1)
Other	—	0.1	(0.1)	0.4

	(0.2)	0.3	(0.4)	(0.7)

Income tax provision	$5.5	$13.2	$10.9	$16.4

Effective income tax rate	(a )	(a )	(a )	(a )

(a)	The effective income tax rate is not meaningful.
The effective income tax rates for the three and nine months ended September 30, 2009 and 2008 were not meaningful primarily due to the interim accounting adjustment to exclude pre-tax losses not expected to generate a tax benefit for the full year.
Other discrete items include adjustments to the income tax provision based on the actual income tax returns filed by the Company in various jurisdictions during the third quarter of 2009 and 2008.
Note 10 — Retirement Benefit Plans
The Company maintains various defined benefit pension plans that provide benefits based on years of service and average compensation during certain periods. The Company’s policy is to make contributions to fund these plans within the range allowed by applicable regulations. Plan assets consist primarily of publicly traded stocks and government and corporate bonds.
Pension benefits for all parent company, HBB and NACoal employees in the United States, excluding certain project mining subsidiary employees, have been frozen since at least 2004. Pension benefits were frozen for employees covered under NMHG’s U.S. plans, except for those NMHG employees in the United States participating in collective bargaining agreements, in 1996. In the second quarter of 2009, the Company negotiated that pension benefits for the remaining NMHG collectively-bargained employees will be frozen effective December 31, 2009. As a result, no employees in the United States, other than certain project mining subsidiary employees, will earn retirement benefits under defined benefit pension plans after December 31, 2009. Effective January 1, 2009, pension benefits for HBB employees in Canada were frozen. Only certain grandfathered NMHG employees in the United Kingdom and the Netherlands still earn retirement benefits under defined benefit pension plans. All other eligible employees of the Company, including employees whose pension benefits are frozen, receive retirement benefits under defined contribution retirement plans.
The Company also maintains health care and life insurance plans which provide benefits to eligible retired employees. These plans have no assets. Under the Company’s current policy, benefits under these plans are funded at the time they are due to participants or beneficiaries.

The components of pension and post-retirement (income) expense are set forth below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2009	2008	2009	2008
U.S. Pension
Service cost	$—	$—	$0.2	$0.2
Interest cost	2.1	2.1	6.3	6.4
Expected return on plan assets	(2.1)	(2.5)	(6.6)	(7.7)
Amortization of actuarial loss	1.2	0.7	3.6	1.9
Amortization of prior service cost	0.1	—	0.1	0.1

Total	$1.3	$0.3	$3.6	$0.9

Non-U.S. Pension
Service cost	$0.6	$0.8	$1.6	$2.4
Interest cost	1.7	2.0	5.0	6.3
Expected return on plan assets	(2.1)	(2.3)	(6.0)	(7.2)
Employee contributions	(0.2)	(0.3)	(0.6)	(0.8)
Amortization of transition obligation	0.1	—	0.1	0.1
Amortization of actuarial loss	0.4	0.9	1.2	2.7
Amortization of prior service credit	(0.1)	—	(0.1)	—

Total	$0.4	$1.1	$1.2	$3.5

Post-retirement
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.2	0.1	0.5	0.5
Amortization of prior service credit	(0.1)	—	(0.2)	(0.1)

Total	$0.1	$0.1	$0.4	$0.5

Note 11 — Business Segments
Financial information for each of NACCO’s reportable segments is presented in the following table. See Note 1 for a discussion of the Company’s segments and product lines. NACCO’s non-operating segment, NACCO and Other, includes the accounts of the parent company and Bellaire Corporation.
NMHG Wholesale derives a portion of its revenues from transactions with NMHG Retail. The amount of these revenues, which are based on current market prices in similar third-party transactions, are included in the following table on the line “NMHG Eliminations” in the revenues section. HBB derives a portion of its revenues from transactions with KC. The amounts of these revenues, which are based on current market prices of similar third-party transactions, are included in the following table on the line “Eliminations” in the revenues section. No other sales transactions occur among reportable segments. Other transactions among reportable segments are recognized based on similar third-party transactions; that is, at current market prices.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2009	2008	2009	2008
Revenue from external customers
NMHG
NMHG Wholesale	$314.2	$673.2	$1,028.5	$2,093.5
NMHG Retail	17.6	45.0	79.8	139.5
NMHG Eliminations	(3.4)	(21.8)	(28.8)	(70.2)

	328.4	696.4	1,079.5	2,162.8

HBB	118.9	138.2	320.3	342.2
KC	48.3	45.6	128.6	124.5
NACoal	37.7	39.0	110.4	104.4
NACCO and Other	—	—	—	—
Eliminations	(0.7)	(1.4)	(2.4)	(3.0)

Total	$532.6	$917.8	$1,636.4	$2,730.9

Operating profit (loss)
NMHG
NMHG Wholesale	$(19.7)	$(5.0)	$(33.2)	$15.7
NMHG Retail	(2.0)	(1.4)	(3.1)	(1.6)
NMHG Eliminations	1.3	0.8	1.6	0.7

	(20.4)	(5.6)	(34.7)	14.8

HBB	13.5	4.0	27.7	8.0
KC	0.6	(4.8)	(6.3)	(15.6)
NACoal	16.9	9.3	39.2	23.7
NACCO and Other	(1.4)	0.2	(4.0)	(0.8)
Eliminations	—	—	0.1	—

Total	$9.2	$3.1	$22.0	$30.1

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2009	2008	2009	2008
Net income (loss) attributable to stockholders
NMHG
NMHG Wholesale	$(21.3)	$(12.7)	$(41.7)	$(1.6)
NMHG Retail	(2.0)	(8.0)	(3.2)	(8.5)
NMHG Eliminations	0.9	0.6	0.9	(0.1)

	(22.4)	(20.1)	(44.0)	(10.2)

HBB	6.9	1.3	13.0	0.8
KC	0.3	(3.3)	(4.2)	(10.2)
NACoal	11.4	7.0	29.3	17.2
NACCO and Other	(1.5)	0.8	(4.4)	0.6
Eliminations	1.4	(3.0)	(1.1)	(7.6)

Total	$(3.9)	$(17.3)	$(11.4)	$(9.4)

	SEPTEMBER 30	DECEMBER 31
	2009	2008
Total assets
NMHG
NMHG Wholesale	$951.1	$1,123.1
NMHG Retail	47.6	54.5
NMHG Eliminations	(80.2)	(82.5)

	918.5	1,095.1

HBB	236.5	203.3
KC	76.5	74.9
NACoal	281.1	276.6
NACCO and Other	106.6	188.5
Eliminations	(101.6)	(150.5)

Total	$1,517.6	$1,687.9

Note 12 — Other Transactions
During the first nine months of 2009, NACoal received bonus payments of $7.1 million for the lease of certain oil and gas mineral rights to a third party, which is included on the line “Gain on sale of assets” in the Unaudited Condensed Consolidated Statement of Operations.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
NACCO Industries, Inc. (the parent company or “NACCO”) and its wholly owned subsidiaries (collectively, the “Company”) operate in the following principal industries: lift trucks, small appliances, specialty retail and mining. Results of operations and financial condition are discussed separately by segment, which corresponds with the industry groupings. The Company manages its lift truck operations as two reportable segments: wholesale manufacturing (“NMHG Wholesale”) and retail distribution (“NMHG Retail”). Results by segment are also summarized in Note 11 to the Unaudited Condensed Consolidated Financial Statements.
NMHG Holding Co. (“NMHG”) designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names, primarily to independent and wholly owned Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, The Netherlands, China, Italy, Japan, Mexico, the Philippines and Brazil. Hamilton Beach Brands, Inc. (“HBB”) is a leading designer, marketer and distributor of small electric household appliances, as well as commercial products for restaurants, bars and hotels. The Kitchen Collection, Inc. (“KC”) is a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States. The North American Coal Corporation and its affiliated coal companies (collectively “NACoal”) mine and market lignite coal primarily as fuel for power generation and provide selected value-added mining services for other natural resources companies. Lignite coal is delivered from NACoal’s mines in Texas, North Dakota, Louisiana and Mississippi to adjacent or nearby power plants. Dragline mining services are provided for independently owned limerock quarries in Florida.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Please refer to the discussion of the Company’s Critical Accounting Policies and Estimates as disclosed on pages 36 through 39 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company’s Critical Accounting Policies and Estimates have not materially changed from December 31, 2008.

NACCO MATERIALS HANDLING GROUP
FINANCIAL REVIEW
NMHG Retail includes the elimination of intercompany revenues and profits resulting from sales by NMHG Wholesale to NMHG Retail.
The segment and geographic results of operations for NMHG were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2009	2008	2009	2008
Revenues
Wholesale
Americas	$197.7	$394.6	$613.4	$1,205.3
Europe	80.3	211.7	289.2	690.5
Asia-Pacific	36.2	66.9	125.9	197.7

	314.2	673.2	1,028.5	2,093.5

Retail (net of eliminations)
Europe	3.1	4.4	11.5	16.8
Asia-Pacific	11.1	18.8	39.5	52.5

	14.2	23.2	51.0	69.3

NMHG Consolidated	$328.4	$696.4	$1,079.5	$2,162.8

Operating profit (loss)
Wholesale
Americas	$4.3	$(0.7)	$12.7	$(2.0)
Europe	(20.6)	(1.7)	(39.4)	20.4
Asia-Pacific	(3.4)	(2.6)	(6.5)	(2.7)

	(19.7)	(5.0)	(33.2)	15.7

Retail (net of eliminations)
Europe	(0.5)	(0.6)	(1.0)	(1.0)
Asia-Pacific	(0.2)	—	(0.5)	0.1

	(0.7)	(0.6)	(1.5)	(0.9)

NMHG Consolidated	$(20.4)	$(5.6)	$(34.7)	$14.8

Interest expense
Wholesale	$(4.4)	$(5.9)	$(13.7)	$(19.1)
Retail (net of eliminations)	(0.3)	(0.5)	(0.6)	(1.4)

NMHG Consolidated	$(4.7)	$(6.4)	$(14.3)	$(20.5)

Other income (expense)
Wholesale	$0.8	$2.4	$2.3	$8.1
Retail (net of eliminations)	—	0.1	0.1	—

NMHG Consolidated	$0.8	$2.5	$2.4	$8.1

Net loss
Wholesale	$(21.4)	$(12.5)	$(42.0)	$(1.3)
Retail (net of eliminations)	(1.1)	(7.4)	(2.3)	(8.6)

NMHG Consolidated	$(22.5)	$(19.9)	$(44.3)	$(9.9)

Net loss attributable to stockholders
Wholesale	$(21.3)	$(12.7)	$(41.7)	$(1.6)
Retail (net of eliminations)	(1.1)	(7.4)	(2.3)	(8.6)

NMHG Consolidated	$(22.4)	$(20.1)	$(44.0)	$(10.2)

Effective income tax rate
Wholesale	8.2%	(a )	5.8%	(a )
Retail (net of eliminations)	(a )	(a )	(a )	(a )
NMHG Consolidated	7.4%	(a )	4.9%	(a )

(a)	The effective income tax rate is not meaningful.
See further discussion of the consolidated effective income tax rate in Note 9 of the Unaudited Condensed Consolidated Financial Statements.

Third Quarter of 2009 Compared with Third Quarter of 2008
The following table identifies the components of change in revenues for the third quarter of 2009 compared with the third quarter of 2008:

Revenues
2008	$696.4

Increase (decrease) in 2009 from:
Unit volume	(292.4)
Parts	(32.5)
Foreign currency	(21.6)
Unit product mix and other	(17.8)
Fleet services	(10.7)
Retail operations and eliminations	(6.6)
Unit price	13.6

2009	$328.4

Revenues decreased 52.8% to $328.4 million in the third quarter of 2009 compared with the third quarter of 2008, primarily as a result of a decrease in unit and parts volume in all geographic regions due to the economic downturn in each of these markets. Worldwide new unit shipments decreased in the third quarter of 2009 to 9,382 from shipments of 20,710 in the third quarter of 2008. Unfavorable foreign currency movements as the U.S. dollar strengthened against the British pound and Australian dollar also contributed to the decrease in revenues during the third quarter of 2009. In addition, an unfavorable shift in sales mix to lower-priced lift trucks in the Americas and Europe and lower revenues from fleet services also contributed to the decrease. Retail operations and eliminations also declined primarily due to the effect of the sale of certain assets of the Hyster® retail dealerships in Australia, partially offset by reduced eliminations of intercompany sales. The decline in revenues was slightly offset by unit and parts price increases implemented in prior years in the Americas and Europe.
The following table identifies the components of change in operating loss for the third quarter of 2009 compared with the third quarter of 2008:

Operating
Loss
2008	$(5.6)

Restructuring programs	1.7

(3.9)
(Increase) decrease in 2009 from:
Gross profit	(34.6)
Foreign currency	20.5
Other selling, general and administrative expenses	5.2
Retail operations and eliminations	0.2

(12.6)
Restructuring programs	(6.9)
Loss on sale of assets	(0.9)

2009	$(20.4)

NMHG recognized an operating loss of $20.4 million in the third quarter of 2009 compared with $5.6 million in the third quarter of 2008. The increase was primarily due to lower gross profit, higher restructuring charges in the third quarter of 2009 compared with the third quarter of 2008 and a loss on the sale of assets, partially offset by favorable foreign currency movements and a decrease in selling, general and administrative expenses. The decrease in gross profit was mainly attributable to the significant decline in unit and parts volume in Europe and the Americas, a shift in sales to lower-margin units and an increase in manufacturing costs as less fixed costs were absorbed due to lower production volumes. The negative impact to gross margin was partially offset by material cost decreases of $20.7 million, price increases implemented in prior periods of $13.6 million and reduced warranty costs resulting from better claims experience and lower sales volumes. The decrease in selling, general and administrative expenses was primarily due to on-going cost containment actions, including reduced workforce levels. The decrease was partially offset by higher product liability and employee-related expenses due to the absence of favorable adjustments taken in the third quarter of 2008.
NMHG’s net loss attributable to stockholders increased to $22.4 million in the third quarter of 2009 compared with $20.1 million in the third quarter of 2008, primarily as a result of the increase in operating loss, partially offset by lower income tax expense primarily from the absence of a $14.5 million valuation allowance established in the third quarter of 2008 against the accumulated deferred tax assets of NMHG’s Australian operations and for certain U.S. state tax jurisdictions.
Backlog
NMHG’s worldwide backlog level was approximately 13,200 units at September 30, 2009 compared with approximately 12,300 units at June 30, 2009 and approximately 26,000 units at September 30, 2008.
First Nine Months of 2009 Compared with First Nine Months of 2008
The following table identifies the components of change in revenues for the first nine months of 2009 compared with the first nine months of 2008:

Revenues
2008	$2,162.8

Increase (decrease) in 2009 from:
Unit volume	(925.7)
Foreign currency	(103.8)
Parts	(84.1)
Fleet services	(20.0)
Retail operations and eliminations	(0.2)
Unit price	39.2
Unit product mix and other	11.3

2009	$1,079.5

Revenues decreased 50.1% to $1,079.5 million in the first nine months of 2009, primarily as a result of a decrease in unit and parts volume in all geographic regions due to the economic downturn in each of these markets. Worldwide new unit shipments decreased in the first nine months of 2009 to 30,056 from shipments of 66,421 in the first nine months of 2008. Unfavorable foreign currency movements as the U.S. dollar strengthened against the British pound and Australian dollar and lower revenues from fleet services also contributed to the decrease in revenues during the first nine months of 2009. The effect of unit and parts price increases implemented in prior years in the Americas and Europe and a favorable shift in sales mix to higher-priced lift trucks in Asia-Pacific slightly offset the decrease in revenues.

The following table identifies the components of change in operating profit (loss) for the first nine months of 2009 compared with the first nine months of 2008:

Operating
Profit (Loss)
2008	$14.8

Restructuring programs	3.1

17.9
Increase (decrease) in 2009 from:
Gross profit	(124.5)
Other selling, general and administrative expenses	42.6
Foreign currency	38.3
Retail operations and eliminations	0.6

(25.1)

Restructuring programs	(9.1)
Loss on the sale of assets	(0.5)

2009	$(34.7)

NMHG recognized an operating loss of $34.7 million in the first nine months of 2009 compared with operating profit of $14.8 million in the first nine months of 2008. The decrease was primarily due to a decrease in gross profit, higher restructuring charges during the first nine months of 2009 compared with the first nine months of 2008 and a loss on the sale of assets, partially offset by lower selling, general and administrative expenses and favorable foreign currency movements. The decrease in gross profit was mainly attributable to the significant decline in unit and parts volume, a shift in sales to lower-margin units and an increase in manufacturing costs as less fixed costs were absorbed due to lower production volumes. The negative impact on gross profit was partially offset by the effect of price increases implemented in prior periods of $39.2 million, reduced warranty costs resulting from better claims experience and lower sales volumes and decreases in material costs totaling $23.5 million. The decrease in selling, general and administrative expenses was primarily due to on-going cost containment actions, including reductions in workforce and other employee-related expenses, partially offset by higher product liability expense.
NMHG recognized a net loss attributable to stockholders of $44.0 million in the first nine months of 2009 compared with $10.2 million in the first nine months of 2008, primarily as a result of the decrease in operating profit (loss), partially offset by lower income tax expense primarily from the absence of a $14.5 million valuation allowance established in the third quarter of 2008 against the accumulated deferred tax assets of NMHG’s Australian operations and for certain U.S. state tax jurisdictions.
Restructuring Programs
During 2009, NMHG’s management approved a plan to close its facility in Modena, Italy and consolidate its activities into NMHG’s facility in Masate, Italy. These actions are being taken to further reduce NMHG’s manufacturing capacity to more appropriate levels. As a result, NMHG recognized a charge of approximately $5.3 million related to severance in the first nine months of 2009, which is classified in the Unaudited Condensed Consolidated Statement of Operations on the line “Restructuring charges.” In addition, NMHG anticipates that it will incur subsequent charges related to this restructuring program of approximately $0.4 million for lease termination costs and $0.2 million of other charges during the fourth quarter of 2009. Payments related to this restructuring program are expected to continue through 2013.
Estimated benefits from this restructuring program are expected to be approximately $3.1 million in 2010, approximately $3.5 million in 2011 and approximately $3.1 million in 2012 and annually thereafter.
During 2008 and 2009, based on the decline in economic conditions, NMHG’s management reduced its number of employees worldwide. As a result, NMHG recognized a charge of approximately $6.3 million in 2008 and $3.2 million in the first nine months of 2009 related to severance. In addition, $0.4 million of the accrual was reversed during the first nine months of 2009 as a result of a reduction in the expected amount paid to employees. Severance payments of $4.1 million were made during the first nine months of 2009. Payments are expected to continue through 2010. NMHG continues to evaluate the appropriate size of its workforce worldwide to match market demand for lift trucks in response to the decline in economic conditions.

Estimated benefits at the current reduced workforce levels are expected to be approximately $11.8 million in the remainder of 2009 and approximately $50 million on a current annualized basis, with approximately 75% of the benefits related to manufacturing operations.
During 2009, NMHG’s management approved a plan for a reduction in the number of employees in Asia-Pacific due to the sale of certain assets of NMHG’s fleet services business and wholly owned Hyster® retail dealerships in Australia. As a result, NMHG recognized a charge of approximately $2.0 million during the first nine months of 2009, which is classified in the Unaudited Condensed Consolidated Statement of Operations on the line “Restructuring charges.” Of this amount, $1.9 million related to severance and $0.1 million related to other costs of the restructuring. NMHG anticipates that it will incur subsequent charges related to this program of approximately $0.2 million for lease termination costs and $0.2 million of other charges, which includes approximately $0.2 million during the remainder of 2009 and $0.2 million during 2010. In addition, $0.8 million of the severance accrual was reversed during the first nine months of 2009 as a result of a reduction in the expected number of employees receiving severance payments. Payments of $1.1 million were made for severance during the first nine months of 2009. Payments related to this restructuring are expected to continue through the remainder of 2009.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the nine months ended September 30:

	2009	2008	Change
Operating activities:

Net loss	$(44.3)	$(9.9)	$(34.4)
Depreciation and amortization	26.9	32.0	(5.1)
Other	1.6	15.2	(13.6)
Working capital changes
Accounts receivable	132.8	12.4	120.4
Inventories	137.7	(17.8)	155.5
Accounts payable and other liabilities	(184.1)	(66.6)	(117.5)
Other	(1.4)	(11.6)	10.2

Net cash provided by (used for) operating activities	69.2	(46.3)	115.5

Investing activities:

Expenditures for property, plant and equipment	(4.4)	(36.4)	32.0
Proceeds from the sale of assets	11.0	1.5	9.5
Other	0.3	—	0.3

Net cash provided by (used for) investing activities	6.9	(34.9)	41.8

Cash flow before financing activities	$76.1	$(81.2)	$157.3

Net cash provided by (used for) operating activities increased $115.5 million primarily as a result of the change in working capital, partially offset by the increase in net loss and the decrease in other non-cash items. The change in working capital was mainly due to a decline in inventory due to a reduction in production volume as a result of lower demand and a reduction in accounts receivable as a result of the decline in revenues. These changes were partially offset by a decrease in accounts payable and other liabilities as a result of the decline in inventory. The reduction in other non-cash items was due primarily to changes in foreign currency exchange gains and losses recognized in the Unaudited Condensed Consolidated Statement of Operations.
Net cash provided by (used for) investing activities increased primarily due to lower capital expenditures as a result of cost containment actions implemented in late 2008 and early 2009 and the funding of a portion of NMHG’s capital expenditures by NACCO during the first nine months of 2009. In addition, NMHG had an increase in proceeds from the sale of assets primarily due to the sale of certain assets of the Hyster® retail dealerships and fleet service business in Australia, the manufacturing facility in Irvine, Scotland and the intercompany sale of an airplane to NACCO during the first nine months of 2009.

	2009	2008	Change
Financing activities:

Additions (reductions) of long-term debt and revolving credit agreements	$(1.8)	$7.1	$(8.9)
Capital contribution from NACCO	35.0	25.0	10.0
Intercompany loans	(35.0)	36.0	(71.0)

Net cash provided by (used for) financing activities	$(1.8)	$68.1	$(69.9)

The change in net cash provided by (used for) financing activities was primarily due to the repayment of intercompany loans and other debt in the first nine months of 2009 compared with borrowings in the first nine months of 2008, partially offset by a higher capital contribution from NACCO during the first nine months of 2009.
Financing Activities
NMHG’s primary financing is provided by a $175.0 million secured floating-rate revolving credit facility (the “NMHG Facility”) and a term loan facility (the “NMHG Term Loan”). The obligations under the NMHG Facility are secured by a first lien on the cash and cash equivalents, accounts receivable and inventory of NMHG. The approximate book value of NMHG’s assets held as collateral under the NMHG Facility was $250 million as of September 30, 2009.
The maximum availability under the NMHG Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the NMHG Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the NMHG Facility. A portion of the availability can be denominated in British pounds or euros. Borrowings bear interest at a floating rate, which can be a base rate or LIBOR, as defined in the NMHG Facility, plus an applicable margin. The current applicable margins, effective September 30, 2009, for domestic base rate loans and LIBOR loans were 0.50% and 1.50%, respectively. The applicable margin, effective September 30, 2009, for fixed foreign LIBOR loans was 1.50% and for foreign overdraft loans was 1.75%. The NMHG Facility also requires the payment of a fee of 0.375% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on a leverage ratio.
At September 30, 2009, the borrowing base under the NMHG Facility was $74.8 million, which reflects underlying collateral availability of $122.4 reduced by a $10.0 million excess availability requirement, $21.6 million for a foreign credit facility commitment in Australia, $9.2 million in Europe for a reserve for preferential claims related to supplier-based inventory and $6.8 million for letters of credit. If commitments or availability under these facilities are increased, availability under the NMHG Facility will be reduced.
There were no borrowings outstanding under the NMHG Facility at September 30, 2009. The domestic and foreign floating rates of interest applicable to the NMHG Facility on September 30, 2009 were 3.75% and 2.75%, respectively, including the applicable floating rate margin. The NMHG Facility expires in December 2010.
During 2006, NACCO Materials Handling Group, Inc. (“NMHG Inc.”), a wholly owned subsidiary of NMHG, entered into the NMHG Term Loan that provided for term loans up to an aggregate principal amount of $225.0 million, which mature in 2013. The term loans require quarterly payments in an amount equal to 1% of the original principal per year for the first six years, with the remaining balance to be paid in four equal installments in the seventh year. At September 30, 2009, there was $217.7 million outstanding under the NMHG Term Loan.
Borrowings under the NMHG Term Loan are guaranteed by NMHG and substantially all of NMHG’s domestic subsidiaries. The obligations of the guarantors under the NMHG Term Loan are secured by a first lien on all of the domestic machinery, equipment and real property owned by NMHG Inc. and each guarantor and a second lien on all of the collateral securing the obligations of NMHG under its revolving credit facility. The approximate book value of NMHG’s assets held as collateral under the NMHG Term Loan was $370 million as of September 30, 2009, which includes the book value of the assets securing the NMHG Facility.
Outstanding borrowings under the NMHG Term Loan bear interest at a variable rate that, at NMHG Inc.’s option, will be either LIBOR or a floating rate, as defined in the NMHG Term Loan, plus an applicable margin. The applicable margin is subject to adjustment based on a leverage ratio. The weighted average interest rate on the amount outstanding under the NMHG Term Loan at September 30, 2009 was 2.75%.

In addition to the amount outstanding under the NMHG Term Loan and the NMHG Facility, NMHG had borrowings of approximately $38.0 million at September 30, 2009 under various working capital facilities.
Both the NMHG Facility and NMHG Term Loan include restrictive covenants, which, among other things, limit the payment of dividends to NACCO. Subject to achieving availability thresholds, dividends to NACCO are limited to the larger of $5.0 million or 50% of the preceding year’s net income for NMHG. The NMHG Facility and the NMHG Term Loan also require NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. At September 30, 2009, NMHG was in compliance with the covenants in the NMHG Facility and the NMHG Term Loan.
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
Capital Expenditures
Expenditures by NMHG for property, plant and equipment were $4.4 million during the first nine months of 2009. Capital expenditures are estimated to be an additional $5.7 million for the remainder of 2009. Planned expenditures for the remainder of 2009 primarily include tooling for new products. The principal sources of financing for these capital expenditures will be internally generated funds and bank borrowings.
Capital Structure
NMHG’s capital structure is presented below:

	September 30	December 31
	2009	2008	Change
Cash and cash equivalents	$137.4	$58.0	$79.4
Other net tangible assets	336.7	387.4	(50.7)

Net tangible assets	474.1	445.4	28.7
Advances from NACCO	—	(35.0)	35.0
Other debt	(261.7)	(256.0)	(5.7)

Total equity	$212.4	$154.4	$58.0

Debt to total capitalization	55%	65%	(10%)
The $50.7 million decrease in other net tangible assets was primarily attributable to a decrease in inventory primarily due to a reduction in production levels as a result of lower demand and a reduction in accounts receivable primarily from the decline in revenues. The decrease was offset by reduced accounts payable primarily due to the reduction in inventory and a decrease in other current liabilities primarily as a result of cost containment actions, including reductions in employee-related accruals, implemented in late 2008 and early 2009 and the payment of amounts accrued at December 31, 2008 during the first nine months of 2009.
Total debt decreased due to the repayment of Advances from NACCO partially offset by higher borrowings of Other debt during the first nine months of 2009. Stockholder’s equity increased $58.0 million in the first nine months of 2009 as a result of $65.2 million of cash and non-cash capital contributions from NACCO and a $37.1 million increase in accumulated other comprehensive income (loss), primarily due to changes in the cumulative foreign currency translation and cash flow hedging amounts, partially offset by a $44.0 million net loss attributable to stockholders.

OUTLOOK
Global market levels for units appear to have stabilized in 2009 at current low levels, especially in the Americas. Parts volumes also appear to be stabilizing around current levels. NMHG is not anticipating a market upturn of any significance in the last quarter of 2009. As a result, NMHG expects continued significantly lower levels in all lift truck markets, significantly lower unit shipment levels and a reduction in parts sales in the fourth quarter of 2009 compared with the fourth quarter of 2008. However, unit bookings and parts sales are expected to increase slightly in the fourth quarter of 2009 compared with the third quarter of 2009.
NMHG has taken a number of steps in late 2008 and during 2009 to respond to the market outlook, and NMHG continues to resize the organization as market conditions warrant through restructurings and reductions-in-force. Early in October 2009, NMHG announced the closure of one of the company’s Italian facilities which is expected to be completed in early 2010. Estimated benefits from the restructuring program are approximately $3.1 million in 2010, approximately $3.5 million in 2011 and approximately $3.1 million in 2012 and annually thereafter. This program supplements the estimated benefits from the Irvine, Scotland restructuring program of approximately $2.5 million in the fourth quarter of 2009, approximately $15.6 million in 2010 and approximately $18 million annually thereafter. In addition, estimated benefits at the current reduced workforce levels from the reductions-in-force program implemented over the last two years are approximately $11.8 million in the fourth quarter of 2009 and approximately $50 million on a current annualized basis, with approximately 75% of the benefits related to manufacturing operations. Additional actions taken include capital expenditure restraints, additional planned plant downtime, restrictions on spending and travel, suspension of incentive compensation and profit-sharing, wage freezes and salary and benefit reductions, all of which are expected to continue to reduce expenses in the fourth quarter of 2009 compared with 2008. NMHG is closely monitoring its operations and will make additional adjustments if necessary.
NMHG is also actively monitoring commodity costs and other supply chain drivers to ensure timely implementation of reductions in pricing because material costs, specifically steel, fuel and freight, have moderated.
NMHG’s warehouse truck and big truck product development programs, and its new electric-rider lift truck program, are progressing as planned. The new electric-rider lift truck program is expected to bring a full line of newly designed products to market. During the second quarter of 2009, NMHG introduced two series, the 1 to 2 ton three- and four-wheel electric trucks in Europe and the 2 to 3 ton four-wheel electric trucks in the Americas, which have been very well received. NMHG expects to introduce the 2 to 3 ton four-wheel electric trucks in Europe in the fourth quarter of 2009 and the remainder of the electric-rider lift truck series throughout 2010.
NMHG is expected to operate at a loss for the 2009 full year. However, modest unit and parts volume improvements, benefits from new product introductions, benefits from restructuring programs, reduced material and product costs, as well as further general expense reductions, are anticipated in the fourth quarter, which are expected to lead to a moderate loss in the fourth quarter of 2009. Cash flow before financing activities is expected to improve further in the fourth quarter of 2009 primarily as a result of a reduction in working capital and low capital expenditures.
Longer-term, NMHG has been reviewing ways to strengthen its Hyster® and Yale® dealer structure in North America. As a result of this review, NMHG has adjusted its policy to permit common ownership of dealers for its two brands, Hyster® and Yale®, in defined North American territories, under controlled conditions.

HAMILTON BEACH BRANDS, INC.
HBB’s business is seasonal, and a majority of revenues and operating profit typically occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday-selling season.
FINANCIAL REVIEW
The results of operations for HBB were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2009	2008	2009	2008
Revenues	$118.9	$138.2	$320.3	$342.2
Operating profit	$13.5	$4.0	$27.7	$8.0
Interest expense	$(2.3)	$(2.5)	$(6.6)	$(7.9)
Other income (expense)	$(0.1)	$0.1	$—	$(0.1)
Net income	$6.9	$1.3	$13.0	$0.8

Effective income tax rate	37.8%	18.7%	38.4%	(a )

(a)	The effective income tax rate is not meaningful.
See further discussion of the consolidated effective income tax rate in Note 9 of the Unaudited Condensed Consolidated Financial Statements.
Third Quarter of 2009 Compared with Third Quarter of 2008
The following table identifies the components of change in revenues for the third quarter of 2009 compared with the third quarter of 2008:

Revenues
2008	$138.2

Increase (decrease) in 2009 from:
Unit volume and mix	(18.8)
Foreign currency	(2.1)
Average sales price	1.6

2009	$118.9

Revenues decreased 14.0% to $118.9 million in the third quarter of 2009 compared with $138.2 million in the third quarter of 2008 primarily due to a decline in unit volume as a result of reduced consumer spending from the weak global economy, coupled with reduced distribution to certain retailers, partially offset by a shift in mix to sales of higher-priced products. In addition, revenues were unfavorably affected by foreign currency movements as the U.S. dollar strengthened against the Mexican peso and the Canadian dollar.

The following table identifies the components of change in operating profit for the third quarter of 2009 compared with the third quarter of 2008:

Operating
Profit
2008	$4.0

Increase in 2009 from:
Gross profit	7.0
Other selling, general and administrative expenses	2.0
Foreign currency	0.5

2009	$13.5

HBB’s operating profit increased to $13.5 million in the third quarter of 2009 compared with $4.0 million in the third quarter of 2008. Operating profit increased as a result of higher gross profit, lower selling, general and administrative expenses and favorable foreign currency movements. Gross profit increased mainly due to lower product costs resulting from the decline in commodity costs, sales of higher-margin and higher-priced products and lower freight costs, partially offset by lower unit volume. Other selling, general and administrative expenses decreased mainly due to lower advertising expenses, a reduction in management fees charged by the parent company in the third quarter of 2009 compared with the third quarter of 2008 and other cost containment initiatives. See the discussion of “Management Fees” in the NACCO and Other section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.
HBB recognized net income of $6.9 million in the third quarter of 2009 compared with $1.3 million in the third quarter of 2008. The increase in net income was primarily due to the increase in operating profit in the third quarter of 2009 compared with the third quarter of 2008.
First Nine Months of 2009 Compared with First Nine Months of 2008
The following table identifies the components of change in revenues for the first nine months of 2009 compared with the first nine months of 2008:

Revenues
2008	$342.2

Increase (decrease) in 2009 from:
Unit volume and mix	(21.8)
Foreign currency	(8.5)
Average sales price	8.4

2009	$320.3

Revenues decreased 6.4% to $320.3 million in the first nine months of 2009 compared with $342.2 million in the first nine months of 2008 primarily due to a decline in unit volume as a result of reduced consumer spending from the weak global economy, coupled with reduced distribution to certain retailers, and unfavorable foreign currency movements as the U.S. dollar strengthened against the Mexican peso and the Canadian dollar. The decrease in revenues was partially offset by higher average sales prices in the first nine months of 2009 compared with the first nine months of 2008.

The following table identifies the components of change in operating profit for the first nine months of 2009 compared with the first nine months of 2008:

Operating
Profit
2008	$8.0

Increase in 2009 from:
Other selling, general and administrative expenses	9.7
Gross profit	9.0
Foreign currency	0.5
Other	0.5

2009	$27.7

Operating profit increased to $27.7 million in the first nine months of 2009 compared with $8.0 million in the first nine months of 2008. Operating results increased primarily as a result of lower selling, general and administrative expenses mainly due to cost containment actions, including the suspension and reduction of several employee-related benefits, implemented in late 2008 and early 2009, a reduction in management fees charged by the parent company in the first nine months of 2009 compared with the first nine months of 2008, lower advertising expenses and lower professional fees. See the discussion of “Management Fees” in the NACCO and Other section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q. In addition, operating profit was favorably affected by an increase in gross profit primarily from the favorable effect of increased sales of higher-priced and higher-margin products, as well as reduced freight costs, partially offset by lower unit volume and higher product costs as a result of higher commodity costs.
HBB recognized net income of $13.0 million in the first nine months of 2009 compared with $0.8 million in the first nine months of 2008. The increase in net income was primarily due to the increase in operating profit in the first nine months of 2009 compared with the first nine months of 2008.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the nine months ended September 30:

	2009	2008	Change
Operating activities:

Net income	$13.0	$0.8	$12.2
Depreciation and amortization	2.2	2.8	(0.6)
Other	(2.2)	5.8	(8.0)
Working capital changes	8.0	(5.9)	13.9

Net cash provided by operating activities	21.0	3.5	17.5

Investing activities:

Expenditures for property, plant and equipment	(1.5)	(4.6)	3.1

Net cash used for investing activities	(1.5)	(4.6)	3.1

Cash flow before financing activities	$19.5	$(1.1)	$20.6

Net cash provided by operating activities increased $17.5 million, primarily due to working capital changes and the increase in net income in the first nine months of 2009 compared with the first nine months of 2008. The change in working capital was primarily the result of a smaller reduction in intercompany tax payables in the first nine months of 2009 compared with the first nine months of 2008 due to improved operating results, a smaller increase in inventory due to lower expected demand in the holiday selling season of 2009 compared with 2008 and an increase in other current liabilities in the first nine months of 2009 compared with a decrease in the first nine months of 2008 due to higher levels of payments for employee-related accruals in the prior year. These items were partially offset by a smaller increase in accounts payable in the first nine months of 2009 compared with the first nine months of 2008 due to lower levels of inventory.
Net cash used for investing activities decreased primarily due to lower capital expenditures as a result of cost containment actions implemented in late 2008 and early 2009.

	2009	2008	Change
Financing activities:

Reductions to long-term debt and revolving credit agreements	$(3.0)	$(9.3)	$6.3
Capital contribution from NACCO	—	13.0	(13.0)

Net cash provided by (used for) financing activities	$(3.0)	$3.7	$(6.7)

Net cash provided by (used for) financing activities decreased $6.7 million in the first nine months of 2009 compared with the first nine months of 2008, primarily due to the absence of capital contributions from NACCO during the first nine months of 2009, partially offset by lower payments made on borrowings during the first nine months of 2009 compared with the first nine months of 2008.
Financing Activities
HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires July 31, 2012. The obligations under the HBB Facility are secured by a first lien on the accounts receivable and inventory of HBB and a second lien on all of the other assets of HBB. The approximate book value of HBB’s assets held as collateral for the first and second lien under the HBB Facility was $200 million as of September 30, 2009.
The HBB Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable, as defined in the HBB Facility. Adjustments to reserves, including derivative reserves, will change the eligible borrowing base. A portion of the availability can be denominated in Canadian dollars to provide funding to HBB’s Canadian subsidiary. Borrowings bear interest at a floating rate, which can be either a base rate, LIBOR or bankers’ acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective September 30, 2009, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.00%, respectively. The applicable margins, effective September 30, 2009, for base rate and bankers’ acceptance loans denominated in Canadian dollars were 0.50% and 1.00%, respectively. The HBB Facility also requires a fee of 0.20% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on average excess availability.
At September 30, 2009, the borrowing base under the HBB Facility was $90.3 million. There were no borrowings outstanding under the HBB Facility at September 30, 2009. The floating rate of interest applicable to the HBB Facility at September 30, 2009 was 1.30% including the floating rate margin.
The HBB Facility includes restrictive covenants that, among other things, set limitations on additional indebtedness (other than indebtedness under the HBB Facility and HBB Term Loan (defined below)), investments, asset sales and the payment of dividends to NACCO. Subject to achieving availability thresholds, annual dividends to NACCO are limited to $5.0 million plus 50% of HBB’s net income since May 2007. The HBB Facility also requires HBB to meet minimum fixed charge ratio tests in certain circumstances. At September 30, 2009, HBB was in compliance with the covenants in the HBB Facility.
During 2007, HBB entered into a term loan agreement (the “HBB Term Loan”) that provided for term loans up to an aggregate principal amount of $125.0 million. Borrowings outstanding under the HBB Term Loan were $116.4 million at September 30, 2009. The term loans require quarterly principal payments in an amount equal to 1% of the original principal amount per year for the term of the loan, with the remaining balance to be paid at maturity in May 2013. Prior to maturity, the term loans are subject to mandatory prepayments from the proceeds of the issuance of certain indebtedness, certain asset sales and 50% of excess cash flow, as defined in the HBB Term Loan. The obligations of HBB under the HBB Term Loan are secured by a second lien on accounts receivable and inventory and a first lien on all of the other assets of HBB. The approximate book value of HBB’s assets held as collateral for the first and second lien under the HBB Term Loan was $200 million as of September 30, 2009.

The term loans bear interest at a floating rate that, at HBB’s option, can be either a base rate or LIBOR, as defined in the HBB Term Loan, plus an applicable margin. The applicable margins, effective September 30, 2009, for base rate loans and LIBOR loans were 1.25% and 2.00%, respectively. The applicable margins are subject to quarterly adjustment based on a leverage ratio. The weighted average interest rate on the amount outstanding under the HBB Term Loan was 2.42% at September 30, 2009.
The HBB Term Loan contains restrictive covenants substantially similar to those in the HBB Facility that, among other things, limit the amount of dividends HBB may declare and pay and the incurrence of indebtedness (other than indebtedness under the HBB Facility). Dividends to NACCO are limited to $5.0 million plus 50% of HBB’s net income since the closing date of the HBB Term Loan in 2007. The HBB Term Loan also requires HBB to meet certain financial tests, including, but not limited to, maximum total leverage ratio and minimum fixed charge coverage ratio tests. At September 30, 2009, HBB was in compliance with the covenants in the HBB Term Loan.
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
Capital Expenditures
Expenditures for property, plant and equipment were $1.5 million for the first nine months of 2009 and are estimated to be an additional $1.1 million for the remainder of 2009. These planned capital expenditures are primarily for tooling for new products. These expenditures are expected to be funded from internally generated funds and bank borrowings.
Capital Structure
Working capital is significantly affected by the seasonality of HBB’s business. The following is a discussion of the changes in HBB’s capital structure at September 30, 2009 compared with both September 30, 2008 and December 31, 2008.
September 30, 2009 Compared with September 30, 2008

	September 30	September 30
	2009	2008	Change
Cash and cash equivalents	$23.5	$3.7	$19.8
Other net tangible assets	67.4	93.9	(26.5)
Goodwill	—	80.7	(80.7)

Net assets	90.9	178.3	(87.4)
Total debt	(116.6)	(145.9)	29.3

Total equity	$(25.7)	$32.4	$(58.1)

Debt to total capitalization	(a )	82%	(a )

(a)	Debt to total capitalization is not meaningful.
Total other net tangible assets decreased $26.5 million at September 30, 2009 compared with September 30, 2008, primarily due to a decrease in inventory primarily attributable to lower levels of anticipated sales, a decrease in accounts receivable as a result of lower levels of revenues and an increase in other current and long-term liabilities mainly from an increase in pension obligations and derivative liabilities. These items were partially offset by a decrease in accounts payable primarily due to lower levels of inventory.

Total debt decreased as a result of repayments made during the first nine months of 2009.
Stockholder’s equity decreased primarily due to HBB’s net loss of $61.1 million during the twelve months ended September 30, 2009 primarily caused by HBB’s write off of all of its goodwill and the recording of a non-cash impairment charge of $80.7 million as a result of the significant decline in the Company’s stock price and uncertain market conditions during the fourth quarter of 2008. Also contributing to the decrease was a $13.0 million change in accumulated other comprehensive loss, partially offset by $16.0 million of capital contributions from NACCO during the fourth quarter of 2008.
September 30, 2009 Compared with December 31, 2008

	September 30	December 31
	2009	2008	Change
Cash and cash equivalents	$23.5	$6.8	$16.7
Other net tangible assets	67.4	74.6	(7.2)

Net tangible assets	90.9	81.4	9.5
Total debt	(116.6)	(119.6)	3.0

Total equity	$(25.7)	$(38.2)	$12.5

Debt to total capitalization	(a )	(a )	(a	)

(a)	Debt to total capitalization is not meaningful.
Other net tangible assets decreased $7.2 million at September 30, 2009 compared with December 31, 2008, primarily due to an increase in accounts payable and a decrease in accounts receivable offset by an increase in inventory due primarily to the seasonality of the business.
Stockholder’s equity increased mainly as a result of HBB’s net income of $13.0 million during the first nine months of 2009.
OUTLOOK
The economy and other consumer financial concerns are among factors creating an extremely uncertain and challenging retail environment, which has resulted in low retail expectations for the normally strong fourth-quarter holiday-selling season. Accordingly, HBB anticipates revenues for the fourth quarter of 2009 to be lower than the fourth quarter of 2008.
As a result of anticipated lower full year 2009 volumes, HBB took aggressive cost containment actions in early 2009. These actions, along with initiatives to improve pricing and product positioning and initiatives to reduce product and transportation costs are expected to continue to affect results favorably in the fourth quarter of 2009, resulting in significantly improved fourth quarter 2009 net income compared with a very weak 2008 fourth quarter.
Despite the challenging economic environment, HBB is placing continued focus on strengthening its market position through product innovation, promotions and branding programs, together with appropriate levels of advertising. In addition, HBB’s “Good Thinking®” consumer advertising campaign will commence during the fourth quarter of 2009, and will include two of HBB’s most innovative products: the BrewStation® Coffeemaker and the Stay or Go® Slow Cooker. These products, as well as further new product introductions in the pipeline for 2010, are expected to affect revenues favorably.
Overall, full-year 2009 net income and cash flow before financing activities are currently expected to improve significantly compared with very weak 2008 results before the goodwill impairment charge of $80.7 million as a result of previously discussed actions, including suspended or reduced employee compensation and benefits. However, if HBB’s markets, which currently appear to have stabilized, begin to deteriorate again, revenues and earnings could be adversely affected.

THE KITCHEN COLLECTION, INC.
KC’s business is seasonal, and a majority of revenues and operating profit typically occurs in the second half of the year when sales of kitchenware to consumers increase significantly for the fall holiday-selling season.
FINANCIAL REVIEW
The results of operations for KC were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2009	2008	2009	2008
Revenues	$48.3	$45.6	$128.6	$124.5
Operating profit (loss)	$0.6	$(4.8)	$(6.3)	$(15.6)
Interest expense	$(0.1)	$(0.3)	$(0.3)	$(0.8)
Other income (expense)	$—	$(0.1)	$—	$(0.1)
Net income (loss)	$0.3	$(3.3)	$(4.2)	$(10.2)

Effective income tax rate	40.0%	36.5%	36.4%	38.2%
See further discussion of the consolidated effective income tax rate in Note 9 of the Unaudited Condensed Consolidated Financial Statements.
Third Quarter of 2009 Compared with Third Quarter of 2008
The following table identifies the components of change in revenues for the third quarter of 2009 compared with the third quarter of 2008:

Revenues
2008	$45.6

Increase (decrease) in 2009 from:
New store sales	1.6
KC comparable store sales	1.0
LGC comparable store sales	0.9
Closed stores	(0.8)

2009	$48.3

Revenues increased 5.9% in the third quarter of 2009 to $48.3 million compared with $45.6 million in the third quarter of 2008, primarily as a result of the impact of opening new stores at KC and Le Gourmet Chef (“LGC”) during the past twelve months and an increase in comparable store sales at both KC and LGC. The increase in KC’s comparable store sales was mainly due to an increase in sales transactions and customer visits partially offset by a lower average sales transaction value. The increase in comparable store sales at LGC was primarily due to a higher average sales transaction value as a result of improvements in merchandising and fewer markdowns, despite fewer sales transactions and customer visits. The increase in revenues was partially offset by the effect of closing unprofitable stores during the third quarter of 2009. At September 30, 2009, KC operated 211 stores, which included nine seasonal stores that were kept open after the 2008 holiday season, compared with 199 stores at September 30, 2008 and 202 stores at December 31, 2008. LGC operated 77 stores at September 30, 2009, down from 79 stores at September 30, 2008 and 83 stores at December 31, 2008.

The following table identifies the components of change in operating profit (loss) for the third quarter of 2009 compared with the third quarter of 2008:

Operating
Profit (Loss)
2008	$(4.8)

Increase in 2009 from:
LGC comparable stores	3.0
KC comparable stores	1.2
Closed stores	0.4
New stores	0.4
Selling, general and administrative expenses	0.4

2009	$0.6

KC recognized operating profit of $0.6 million in the third quarter of 2009 compared with an operating loss of $4.8 million in the third quarter of 2008 primarily due to higher gross margins at both LGC and KC. The improvement in operating profit (loss) was primarily due to fewer markdowns at LGC and lower product and freight costs at both LGC and KC. In addition, operating profit (loss) was favorably affected by the closing of unprofitable stores and opening new stores during the past twelve months. Selling, general and administrative expenses decreased during the third quarter of 2009 as a result of administrative cost control measures implemented in early 2009.
KC reported net income of $0.3 million in the third quarter of 2009 compared with a net loss of $3.3 million in the third quarter of 2008 primarily due to the factors affecting operating profit (loss).
First Nine Months of 2009 Compared with First Nine Months of 2008
The following table identifies the components of change in revenues for the first nine months of 2009 compared with the first nine months of 2008.

Revenues
2008	$124.5

Increase (decrease) in 2009 from:
New store sales	6.4
KC comparable store sales	2.2
Closed stores	(2.5)
LGC comparable store sales	(2.0)

2009	$128.6

Revenues increased 3.3% in the first nine months of 2009 to $128.6 million compared with $124.5 million in the first nine months of 2008, primarily as a result of the impact of opening new stores and higher comparable store sales at KC, mainly due to an increase in sales transactions and customer visits partially offset by lower average sales transaction values. The increase in revenues was partially offset by the effect of closing unprofitable stores and a decrease in comparable store sales at LGC primarily as a result of fewer sales transactions and customer visits partially offset by higher average sales transaction values.

The following table identifies the components of change in operating loss for the first nine months of 2009 compared with the first nine months of 2008:

Operating
Loss
2008	$(15.6)

(Increase) decrease in 2009 from:
LGC comparable stores	4.2
KC comparable stores	2.4
Selling, general and administrative expenses	1.4
Closed stores	0.9
Other	0.6
New stores	(0.2)

2009	$(6.3)

KC’s operating loss decreased in the first nine months of 2009 to $6.3 million compared with $15.6 million in the first nine months of 2008 primarily due to higher gross margins caused by lower product and freight costs at both LGC and KC. In addition, operating loss was favorably affected by fewer markdowns at LGC and KC in the first nine months of 2009 compared with the first nine months of 2008. Selling, general and administrative expenses decreased as a result of a decrease in warehousing costs as a result of the movement of the LGC warehouse from a third-party provider to a KC-managed distribution operation in 2008 and from other administrative cost-control measures implemented in early 2009.
KC reported a net loss of $4.2 million in the first nine months of 2009 compared with $10.2 million in the first nine months of 2008 primarily due to the decrease in operating loss.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the nine months ended September 30:

	2009	2008	Change
Operating activities:

Net loss	$(4.2)	$(10.2)	$6.0
Depreciation and amortization	2.4	2.1	0.3
Other	(0.1)	0.3	(0.4)
Working capital changes	(9.9)	(8.9)	(1.0)

Net cash used for operating activities	(11.8)	(16.7)	4.9

Investing activities:

Expenditures for property, plant and equipment	(0.6)	(5.9)	5.3

Net cash used for investing activities	(0.6)	(5.9)	5.3

Cash flow before financing activities	$(12.4)	$(22.6)	$10.2

Net cash used for operating activities decreased $4.9 million primarily due to the change in net loss. The decrease in expenditures for property, plant and equipment was mainly from the higher additions of fixtures and equipment during the first nine months of 2008 for new stores and the new LGC distribution operations.

	2009	2008	Change
Financing activities:

Net additions to long-term debt and revolving credit agreement	$9.2	$15.6	$(6.4)
Capital contribution from NACCO	3.0	5.8	(2.8)
Other	—	(0.1)	0.1

Net cash provided by financing activities	$12.2	$21.3	$(9.1)

Net cash provided by financing activities decreased $9.1 million in the first nine months of 2009 compared with the first nine months of 2008, primarily from lower levels of borrowings and a smaller capital contribution from NACCO during the first nine months of 2009 compared with the first nine months of 2008.
Financing Activities
KC’s financing is provided by a $20.0 million secured floating-rate revolving line of credit (the “KC Facility”) that expires in July 2010. The obligations under the KC Facility are secured by substantially all assets of KC. The approximate book value of KC’s assets held as collateral under the KC Facility was $70 million as of September 30, 2009. The availability is derived from a borrowing base formula using KC’s eligible inventory, as defined in the KC Facility. At September 30, 2009, the borrowing base, as defined in the KC Facility, was $20.0 million. Borrowings outstanding under the KC Facility were $9.2 million at September 30, 2009. Therefore, at September 30, 2009, the excess availability under the KC Facility was $10.8 million. The KC Facility requires a fee of 0.25% per annum on the unused commitment. Borrowings bear interest at LIBOR plus 2.85%. The KC Facility includes restrictive covenants that, among other things, limit capital expenditures and require that borrowings do not exceed $4.0 million for 30 consecutive days from December 15 to February 13. The KC Facility also prohibits the payment of dividends to NACCO. At September 30, 2009, KC was in compliance with the covenants in the KC Facility.
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
KC believes funds available from cash on hand at KC and the Company, the KC Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising until the KC Facility expires in July 2010.
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
Capital Expenditures
Expenditures for property, plant and equipment were $0.6 million for the first nine months of 2009 and are estimated to be an additional $0.7 million for the remainder of 2009. These planned capital expenditures are primarily for fixtures and equipment at existing stores and improvements to KC’s information technology infrastructure. These expenditures are expected to be funded from internally generated funds and bank borrowings.
Capital Structure
Working capital is significantly affected by the seasonality of KC’s business. The following is a discussion of the changes in KC’s capital structure at September 30, 2009 compared with both September 30, 2008 and December 31, 2008.

September 30, 2009 Compared with September 30, 2008

	September 30	September 30
	2009	2008	Change
Cash and cash equivalents	$1.0	$0.7	$0.3
Other net tangible assets	44.7	41.3	3.4
Goodwill and other intangibles, net	—	4.0	(4.0)

Net assets	45.7	46.0	(0.3)
Advances from NACCO	—	(12.5)	12.5
Other debt	(9.2)	(15.7)	6.5

Total equity	$36.5	$17.8	$18.7

Debt to total capitalization	20%	61%	(41%)
Other net tangible assets increased $3.4 million at September 30, 2009 compared with September 30, 2008. The increase was primarily due to an increase in inventory as a result of a large product clearance program in the prior year which resulted in significantly lower inventory levels and a decrease in accounts payable as a result of a change in the timing of payments. These items were partially offset by a decrease in intercompany tax accounts receivable and refundable income taxes primarily due to improved operating results and a decrease in property, plant and equipment due to depreciation expense in excess of additions during the first nine months of 2009.
Other debt decreased primarily as a result of lower borrowing requirements during the first nine months of 2009 compared with the first nine months of 2008.
Stockholder’s equity increased primarily due to $10.2 million of cash and non-cash capital contributions from NACCO during the twelve month period ending September 30, 2009 and the conversion of the $12.5 million Advances from NACCO to equity during 2008, partially offset by a net loss of $4.0 million recognized during the twelve month period ending September 30, 2009. During the fourth quarter of 2008, KC wrote off all of its goodwill and other intangibles, net and recorded a non-cash impairment charge due to the significant decline in the Company’s stock price and uncertain market conditions.
September 30, 2009 Compared with December 31, 2008

	September 30	December 31
	2009	2008	Change
Cash and cash equivalents	$1.0	$1.2	$(0.2)
Other net tangible assets	44.7	36.3	8.4

Net tangible assets	45.7	37.5	8.2
Total debt	(9.2)	—	(9.2)

Total equity	$36.5	$37.5	$(1.0)

Debt to total capitalization	20%	—	20%
Net tangible assets increased $8.2 million at September 30, 2009 compared with December 31, 2008, primarily from an increase in inventory due to the seasonality of the business and a decrease in accounts payable due to a change in the timing of payments. In addition, other current liabilities decreased primarily due to the payment of sales taxes accrued at December 31, 2008 during the first nine months of 2009. The increase in net tangible assets was partially offset by a decrease in property, plant and equipment due to depreciation expense in excess of additions during the first nine months of 2009 and a decrease in intercompany tax accounts receivable as a result of improved operating results.
Total debt increased as a result of the seasonality of the business and the required funding of operations during the first nine months of 2009. Stockholder’s equity decreased as a result of KC’s net loss of $4.2 million partially offset by $3.2 million of cash and non-cash capital contributions from NACCO during the first nine months of 2009.

OUTLOOK
Uncertainties in the U.S. economy and consumer financial concerns are expected to continue to affect consumer traffic to outlet and traditional malls and negatively affect retail spending decisions in the fourth quarter of 2009. Nevertheless, KC expects an improved fourth-quarter holiday-selling season compared with 2008 due to the continued strength of Kitchen Collection® stores and the expectation of significantly improved margins at the Le Gourmet Chef® stores resulting from the conclusion of new product enhancement and store-merchandising programs. In addition, the opening of seasonal store locations during the holiday season, capital expenditure restraints and administrative cost control measures implemented in late 2008 and throughout 2009 are also expected to continue to improve results in the fourth quarter of 2009.
Overall, KC expects that its current sales and merchandising programs and sustained improvements in logistics will lead to significantly improved fourth-quarter and full-year results compared with 2008 results before charges of $3.9 million for goodwill and intangible impairment. Cash flow before financing activities is expected to be about breakeven in 2009 and significantly improved compared with 2008.
Longer term, KC expects to deliver store growth in the Kitchen Collection® and Le Gourmet Chef® formats. However, with the exception of opening seasonal stores for the holiday season, the total number of Kitchen Collection® and Le Gourmet Chef® stores is not expected to increase in the fourth quarter of 2009.

THE NORTH AMERICAN COAL CORPORATION
Total coal reserves approximate 2.3 billion tons with approximately 1.2 billion tons committed to customers pursuant to long-term contracts. NACoal has three consolidated lignite mining operations: San Miguel Lignite Mining Operations (“San Miguel”), Red River Mining Company (“Red River”) and Mississippi Lignite Mining Company (“MLMC”). NACoal has five unconsolidated lignite mining operations: The Coteau Properties Company (“Coteau”), The Falkirk Mining Company (“Falkirk”), The Sabine Mining Company (“Sabine”), (collectively, the “project mining subsidiaries”), Demery Resources Company, L.L.C. (“Demery”) and Caddo Creek Resources Company, L.L.C. (“Caddo Creek”). Demery and Caddo Creek are both developing plans to build mines and therefore do not currently mine or deliver coal. The unconsolidated mines each meet the definition of a variable interest entity and are accounted for by the equity method. The pre-tax earnings of the unconsolidated mines are included on the line “Earnings of unconsolidated mines” in the Unaudited Condensed Consolidated Statements of Operations. The Company has included the pre-tax earnings of the unconsolidated mines as a component of operating profit because they are an integral part of the Company’s business and operating results. The investment in the unconsolidated mines is included on the line “Other Non-current Assets” in the Unaudited Condensed Consolidated Balance Sheets.
FINANCIAL REVIEW
Lignite tons sold by NACoal’s operating lignite mines were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2009	2008	2009	2008
Coteau	3.7	3.7	11.2	11.0
Falkirk	2.1	2.0	5.9	5.2
Sabine	1.1	1.1	3.0	3.0

Project mining subsidiaries	6.9	6.8	20.1	19.2

San Miguel	0.9	0.9	2.5	2.2
MLMC	1.1	1.0	2.9	2.6
Red River	0.1	0.2	0.5	0.5

Non-project mines	2.1	2.1	5.9	5.3

Total lignite tons sold	9.0	8.9	26.0	24.5

The limerock dragline mining operations delivered 0.8 million and 2.8 million cubic yards of limerock in the three and nine months ended September 30, 2009, respectively. This compares with 4.6 million and 17.7 million cubic yards of limerock in the three and nine months ended September 30, 2008, respectively. The decrease in limerock yards delivered during the three and nine months ended September 30, 2009 was a result of an unfavorable legal ruling that set aside NACoal’s customers’ mining permits at most of the limerock dragline mining operations, which is currently being appealed by NACoal’s customers, and a reduction in customer requirements due to a decline in the southern Florida housing and construction markets.
The results of operations for NACoal were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2009	2008	2009	2008
Revenues	$37.7	$39.0	$110.4	$104.4
Operating profit	$16.9	$9.3	$39.2	$23.7
Interest expense	$(1.0)	$(1.4)	$(3.0)	$(4.3)
Other income (expense)	$0.2	$0.2	$0.7	$(0.4)
Net income	$11.4	$7.0	$29.3	$17.2

Effective income tax rate	29.2%	13.6%	20.6%	9.5%
See further discussion of the consolidated effective income tax rate in Note 9 of the Unaudited Condensed Consolidated Financial Statements.

Third Quarter of 2009 Compared with Third Quarter of 2008
The following table identifies the components of change in revenues for the third quarter of 2009 compared with the third quarter of 2008:

Revenues
2008	$39.0

Increase (decrease) in 2009 from:
Limerock dragline mining operations	(2.0)
Other	(0.4)
Consolidated coal mining operations	1.1

2009	$37.7

Revenues for the third quarter of 2009 decreased 3.3% to $37.7 million from $39.0 million in the third quarter of 2008. Revenues decreased mainly due to fewer yards delivered at the Florida limerock dragline mining operations primarily as a result of an unfavorable legal ruling that set aside NACoal’s customers’ mining permits at most of the limerock dragline mining operations and the continued decline in the southern Florida housing and construction markets. The decrease was partially offset by an increase in revenues from contractual pass-through costs at the limerock dragline mining operations and higher revenues at the consolidated coal mining operations from contractual price escalation and an increase in tons delivered at MLMC.
The following table identifies the components of change in operating profit for the third quarter of 2009 compared with the third quarter of 2008:

Operating
Profit
2008	$9.3

Increase (decrease) in 2009 from:
Lease bonus payments	7.1
Earnings of unconsolidated mines	0.8
Consolidated coal and limerock mining operations	(0.3)

2009	$16.9

Operating profit increased to $16.9 million in the third quarter of 2009 from $9.3 million in the third quarter of 2008, primarily as a result of the receipt of bonus payments for the lease of certain oil and gas mineral rights to a third party in the third quarter of 2009, which is included on the line “Gain on sale of assets” in the Unaudited Condensed Consolidated Statement of Operations, and an increase in earnings of the unconsolidated mines mainly due to contractual price escalation. Consolidated coal and limerock mining operating profit declined mainly from reduced operating results at Red River due to difficult mining conditions partially offset by improved results at the limerock mining operations as a result of amending most of NACoal’s limerock mining agreements to change them to cost reimbursable management fee contracts during the second half of 2008.
Net income increased to $11.4 million in the third quarter of 2009 from $7.0 million in the third quarter of 2008. The increase was primarily due to the factors affecting operating profit partially offset by an increase in income tax expense primarily due to a shift in mix of income to entities with higher income tax rates.

First Nine Months of 2009 Compared with First Nine Months of 2008
The following table identifies the components of change in revenues for the first nine months of 2009 compared with the first nine months of 2008:

Revenues
2008	$104.4

Increase (decrease) in 2009 from:
Consolidated coal mining operations	12.6
Other	2.1
Limerock dragline mining operations	(8.7)

2009	$110.4

Revenues for the first nine months of 2009 increased 5.7% to $110.4 million from $104.4 million in the first nine months of 2008. Revenues increased mainly due to higher revenues at the consolidated coal mining operations primarily attributable to an increase in tons delivered and contractual price escalation at MLMC, increased sales to third parties at Red River and an increase in revenues from the contractual pass-through costs at San Miguel. In addition, NACoal recognized higher revenues from other mining services during the first nine months of 2009. The increase was partially offset by fewer yards delivered at the Florida limerock dragline mining operations primarily attributable to an unfavorable legal ruling that set aside NACoal’s customers’ mining permits at most of the limerock dragline mining operations. The decrease at the limerock dragline mining operations was partially offset by an increase in revenues from contractual pass-through costs.
The following table identifies the components of change in operating profit for the first nine months of 2009 compared with the first nine months of 2008:

Operating
Profit
2008	$23.7

Increase (decrease) in 2009 from:
Gain on the sale of assets	8.9
Earnings of unconsolidated mines	3.2
Consolidated coal and limerock mining operations	3.1
Other	2.0
Other selling, general and administrative expenses	(1.7)

2009	$39.2

Operating profit increased to $39.2 million in the first nine months of 2009 from $23.7 million in the first nine months of 2008, primarily from gains on the sale of assets mainly due to the receipt of bonus payments for the lease of certain oil and gas mineral rights to a third party in the third quarter of 2009, higher earnings at the unconsolidated mines, higher consolidated coal and limerock mining operating profit and higher revenues from other mining services. The increase in earnings of the unconsolidated mines was primarily due to an increase in tons delivered and contractual price escalation. The increase in consolidated coal and limerock mining operating profit was mainly from increased tonnage and contractual price escalation at the consolidated coal mines and improved results at the limerock mining operations as a result of amending most of NACoal’s limerock mining agreements to change them to cost reimbursable management fee contracts during the second half of 2008. The increases were partially offset by reduced operating results at Red River during the first nine months of 2009 due to difficult mining conditions and increased selling, general and administrative expenses primarily from higher employee-related expenses and higher management fees charged by the parent company. See additional discussion of “Management Fees” in the NACCO and Other section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

Net income increased to $29.3 million in the first nine months of 2009 from $17.2 million in the first nine months of 2008. The improvement was primarily due to the increase in operating profit, lower interest expense from lower average outstanding borrowings and lower interest rates and an increase in other income (expense) mainly due to a gain on an ineffective interest rate swap contract during the first nine months of 2009 compared with a loss during the first nine months of 2008.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the nine months ended September 30:

	2009	2008	Change
Operating activities:

Net income	$29.3	$17.2	$12.1
Depreciation, depletion and amortization	8.4	8.9	(0.5)
Other	(9.6)	2.7	(12.3)
Working capital changes	13.5	(7.0)	20.5

Net cash provided by operating activities	41.6	21.8	19.8

Investing activities:

Expenditures for property, plant and equipment	(7.5)	(10.5)	3.0
Proceeds from the sale of assets	2.3	1.6	0.7
Investments in other unconsolidated affiliates	(4.0)	(2.3)	(1.7)

Net cash used for investing activities	(9.2)	(11.2)	2.0

Cash flow before financing activities	$32.4	$10.6	$21.8

The increase in net cash provided by operating activities was primarily the result of changes in working capital and the increase in net income, partially offset by the change in other non-cash items for the first nine months of 2009 compared with the first nine months of 2008. The change in working capital was primarily the result of a decrease in intercompany receivables for tax advances from NACCO during the first nine months of 2009 compared with an increase in the first nine months of 2008, an increase in accounts payable during the first nine months of 2009 compared with a decrease in the first nine months of 2008 due to the timing of payments and an increase in other current liabilities from lower compensation-related payments to employees in the first nine months of 2009 compared with the first nine months of 2008. In addition, the change in other non-cash items was primarily from an increase in gains on the sale of assets during the first nine months of 2009 compared with the first nine months of 2008 and the change in deferred taxes.
Net cash used for investing activities decreased primarily due to reduced capital expenditures in the first nine months of 2009 compared with the first nine months of 2008 as a result of lower levels of investments in equipment for the mines and mine development activities.

	2009	2008	Change
Financing activities:

Reductions of long-term debt and revolving credit agreements	$(9.6)	$(10.8)	$1.2
Cash dividends paid to NACCO	(9.6)	(1.3)	(8.3)
Intercompany loans	(14.1)	1.4	(15.5)

Net cash used for financing activities	$(33.3)	$(10.7)	$(22.6)

Net cash used for financing activities increased during the first nine months of 2009 compared with the first nine months of 2008 primarily due to the repayment of intercompany loans and an increase in the amount of dividends paid to NACCO.
Financing Activities
As of September 30, 2009, NACoal had an unsecured revolving line of credit of up to $75.0 million and an unsecured term loan of $15.0 million. The unsecured revolving line of credit and the unsecured term loan contained restrictive covenants that required, among other things, NACoal to maintain certain debt to EBITDA and fixed charge coverage ratios and provides the ability to make loans, dividends and advances to NACCO, with some restrictions based upon NACoal’s leverage ratio. At September 30, 2009, NACoal was in compliance with these covenants.
On October 27, 2009, NACoal entered into a credit agreement for a new three-year, $100.0 million unsecured revolving line of credit (the “NACoal Facility”). The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved, as defined, which can be either a base rate plus a margin ranging from 1.75% to 2.25%, or LIBOR plus a margin ranging from 2.75% to 3.25%. The NACoal Facility also has a commitment fee of 0.50% per year on the unused commitment. In addition, the NACoal Facility contains restrictive covenants which require, among other things, NACoal to maintain certain debt to EBITDA and interest coverage ratios and provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on the debt to EBITDA ratio and achieving availability thresholds.
During 2004 and 2005, NACoal issued unsecured notes totaling $45.0 million in a private placement (the “NACoal Notes”), which require annual principal payments of approximately $6.4 million that began in October 2008 and will mature on October 4, 2014. These unsecured notes bear interest at a weighted-average fixed rate of 6.08%, payable semi-annually on April 4 and October 4. The NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. NACoal had $38.5 million of the private placement notes outstanding at September 30, 2009. The NACoal Notes contain certain covenants and restrictions that require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios, and limit dividends to NACCO based upon NACoal’s leverage ratio. At September 30, 2009, NACoal was in compliance with the covenants in the NACoal Notes.
NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At September 30, 2009, the balance of the note was $7.6 million and the interest rate was 0.82%.
NACoal believes funds available from the NACoal Facility and operating cash flows will provide sufficient liquidity to finance its operating needs and commitments until the expiration of the NACoal Facility in October 2012.
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
Capital Expenditures
Expenditures for property, plant and equipment were $7.5 million during the first nine months of 2009. NACoal estimates that its capital expenditures for the remainder of 2009 will be an additional $3.9 million, primarily for equipment for mining activities, lignite coal reserves and mine development activities. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure
NACoal’s capital structure is presented below:

	September 30	December 31
	2009	2008	Change
Cash and cash equivalents	$0.2	$1.1	$(0.9)
Other net tangible assets	127.0	127.6	(0.6)
Coal supply agreements and other intangibles, net	64.4	66.7	(2.3)

Net assets	191.6	195.4	(3.8)
Advances from NACCO	(24.3)	(38.3)	14.0
Other debt	(61.6)	(71.1)	9.5

Total equity	$105.7	$86.0	$19.7

Debt to total capitalization	45%	56%	(11%)
Total debt decreased due to the repayment of Advances from NACCO and Other debt during the first nine months of 2009.
Stockholder’s equity increased primarily due to net income of $29.3 million, partially offset by dividends to NACCO of $9.6 million during the first nine months of 2009.
OUTLOOK
Overall, NACoal expects full year 2009 net income to improve in comparison with 2008, although results in the fourth quarter of 2009, excluding the pending Red River sale transaction, are expected to be lower than the fourth quarter of 2008. In addition, full year cash flow before financing activities and before the effect of the pending Red River transaction is expected to increase.
Tons delivered by the lignite coal mines are expected to decrease in the fourth quarter of 2009 compared with 2008 as a result of inclement October weather conditions and an increase in customer power plant outage days. In addition, contractual price escalation is not expected to affect fourth-quarter results as favorably in 2009 as it did in 2008 because of recent declines in commodity costs. An increase in income tax expense resulting from a shift in the mix of pre-tax income toward entities with higher income tax rates is also expected to continue to unfavorably affect fourth quarter results.
Limerock customer projections for the 2009 fourth-quarter deliveries continue to be down compared with the prior year. For limerock mining operations within the lake belt region of Florida, production will be significantly reduced due to an unfavorable legal ruling that set aside NACoal’s customers’ mining permits at most of the limerock mining operations. Customers are expected to return to production under new permits that are currently anticipated to be issued in early 2010. NACoal has mitigated its financial exposure to these limerock operations by entering into new cost reimbursable management fee contracts with the majority of its customers. Customer projections for deliveries from limerock mining operations outside of the lake belt region reflect the continued decline in the southern Florida housing and construction markets. Early in the third quarter of 2009, NACoal entered into a new limerock mining services contract for a quarry outside of the region covered by the legal ruling which calls for deliveries of approximately 1.0 million cubic yards annually once the market improves, which will then allow the quarry to reach full capacity. NACoal commenced limerock mining at this quarry during the third quarter of 2009.
In April 2009, NACoal entered into an agreement to sell the assets of Red River in Louisiana to its customer for approximately $42 million in cash, subject to closing adjustments. The sale of the mine, which is subject to customary closing conditions, including regulatory approval, is expected to generate a substantial gain and enhance cash flow when the transaction is completed in late 2009.
NACoal has a number of new project opportunities for which it expects to continue to incur additional expenses in the fourth quarter of 2009. In the second quarter of 2009, NACoal entered into a new contract mining services agreement to provide approximately 300,000 to 400,000 tons of lignite coal annually to a new customer, with initial deliveries expected to commence in 2010. In addition, in the third quarter of 2009, NACoal entered into a new contract mining services agreement to provide approximately 650,000 tons of lignite coal annually to a customer that currently purchases lignite coal from Sabine, with initial deliveries expected to commence in 2013. NACoal is also continuing to pursue other contract mining opportunities. NACoal continues to seek permitting at its Otter Creek Reserve in North Dakota in preparation for the expected construction of a new mine. In addition, NACoal is working on a project with Mississippi Power to provide lignite coal to a new coal gasification Integrated Gasification Combined Cycle power plant in Mississippi. NACoal is also pursuing a new mine in Texas and anticipates that it will sign an agreement for this mine in the fourth quarter of 2009.

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
FINANCIAL REVIEW
Operating Results
The results of operations at NACCO and Other were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2009	2008	2009	2008
Revenues	$—	$—	$—	$—
Operating profit (loss)	$(1.4)	$0.2	$(4.0)	$(0.8)
Other income (expense)	$(0.5)	$0.9	$(1.7)	$3.2
Net income (loss)	$(1.5)	$0.8	$(4.4)	$0.6
Third Quarter of 2009 Compared with Third Quarter of 2008
NACCO and Other recognized an operating loss of $1.4 million in the third quarter of 2009 compared with operating profit of $0.2 million in the third quarter of 2008. The change was primarily due to a reduction in management fees charged to the subsidiaries and higher employee-related expenses in the third quarter of 2009 compared with the third quarter of 2008, partially offset by lower professional fees. The decrease in management fees was mainly a result of the expectation that the parent company will incur lower employee-related expenses during 2009 due to cost containment programs. The increase in employee-related expenses during the third quarter of 2009 was primarily due to a favorable adjustment made in the third quarter of 2008 to reduce the incentive compensation accruals.
The change in other income (expense) in the third quarter of 2009 compared with the third quarter of 2008 was primarily due to lower interest income at the parent company from lower levels of cash investments, lower interest rates on investments and lower intercompany interest income from a reduction in loans to subsidiaries. NACCO and Other recognized a net loss of $1.5 million in the third quarter of 2009 compared with net income of $0.8 million in the third quarter of 2008 primarily due to the factors affecting operating profit (loss) and other income (expense).
First Nine Months of 2009 Compared with First Nine Months of 2008
NACCO and Other recognized an operating loss of $4.0 million in the first nine months of 2009 compared with $0.8 million in the first nine months of 2008. The change was primarily due to a reduction in management fees charged to the subsidiaries in the first nine months of 2009 mainly as a result of the expectation that the parent company will incur lower employee-related expenses during 2009 due to cost containment programs. The change in other income (expense) in the first nine months of 2009 compared with the first nine months of 2008 was primarily due to lower interest income at the parent company from lower levels of cash investments, lower interest rates on investments and lower intercompany interest from a reduction in loans to subsidiaries. NACCO and Other recognized a net loss of $4.4 million in the first nine months of 2009 compared with net income of $0.6 million for the first nine months of 2008 primarily due to the factors affecting operating profit (loss) and other income (expense).
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

Following are the parent company management fees included in each subsidiary’s selling, general and administrative expenses for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2009	2008	2009	2008
NMHG	$1.6	$2.6	$4.7	$7.7
HBB	$0.5	$0.9	$1.5	$2.9
KC	$—	$0.1	$0.1	$0.1
NACoal	$0.8	$0.4	$2.3	$1.2
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
Capital Structure
NACCO’s consolidated capital structure is presented below:

	September 30	December 31
	2009	2008	Change
Cash and cash equivalents	$187.6	$138.3	$49.3
Other net tangible assets	584.0	615.2	(31.2)
Coal supply agreements and other intangibles, net	64.4	66.7	(2.3)

Net assets	836.0	820.2	15.8
Total debt	(451.6)	(449.5)	(2.1)
Closed mine obligations, net of tax	(15.0)	(13.8)	(1.2)

Total equity	$369.4	$356.9	$12.5

Debt to total capitalization	55%	56%	(1%)

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
NACoal: (1) weather conditions, extended power plant outages or other events that would change the level of customers’ lignite coal or limerock requirements, (2) weather or equipment problems that could affect lignite coal or limerock deliveries to customers, (3) changes in mining permit requirements that could affect deliveries to customers, including the resumption of Florida limerock mining, (4) changes in costs related to geological conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (5) costs to pursue and develop new mining opportunities, including costs in connection with NACoal’s joint ventures, (6) consummation of the sale of the Red River, (7) changes in U.S. regulatory requirements, including changes in power plant emission regulations, (8) changes in the power industry that would affect demand for NACoal’s reserves and (9) the ability of NACoal’s utility customers to access credit markets to maintain current liquidity.

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
Changes in internal control over financial reporting: During the third quarter of 2009, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1 Legal Proceedings
None
Item 1A Risk Factors
No changes
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding the Company’s stock repurchase program:

Issuer Purchases of Equity Securities
				(d)
				Maximum Number
			(c)	of Shares (or
	(a)	(b)	Total Number	Approximate Dollar
	Total Number	Average Price	of Shares Purchased	Value) that May Yet
	of Shares	Paid per	as Part of the Publicly	Be Purchased Under
Period	Purchased	Share	Announced Program	the Program (1)
July 1 to 31, 2009	0	0	0	$100,000,000
August 1 to 31, 2009	0	0	0	$100,000,000
September 1 to 30, 2009	0	0	0	$100,000,000

Total	0	0	0	$100,000,000

(1)	On November 15, 2007, the Company announced that its Board of Directors had authorized a stock repurchase program (the “Program”). Under the terms of the Program, the Company may repurchase up to a total of $100.0 million of shares of the Company’s Class A Common Stock. The Company may repurchase shares on the open market or in privately negotiated transactions, including block trades. The Program has no expiration date. During the third quarter of 2009, the Company did not make any purchases under the terms of the Program.
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

NACCO Industries, Inc. (Registrant)

Date: November 4, 2009	/s/ Kenneth C. Schilling

Kenneth C. Schilling
Vice President and Controller
(Authorized Officer and Principal
Financial and Accounting Officer)

Exhibit Index

Exhibit
Number*	Description of Exhibits

10.1	Amendment No. 2 to The North American Coal Corporation Value Appreciation Plan for Years 2006 to 2015 (Amended and Restated Effective January 1, 2008) is attached hereto as Exhibit 10.1.

31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31(i)(2)	Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and Kenneth C. Schilling

*	Numbered in accordance with Item 601 of Regulation S-K.