Form 10-K
period 2009-12-31
NACCO INDUSTRIES INC
filed 2010-03-02
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
     YES ☐     NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
     YES ☐     NO ☑
Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter): $164,849,612
Number of shares of Class A Common Stock outstanding at February 26, 2010: 6,730,656
Number of shares of Class B Common Stock outstanding at February 26, 2010: 1,598,653
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for its 2010 annual meeting of stockholders are incorporated herein by reference in Part III of this Form 10-K.

NACCO INDUSTRIES, INC.

		PAGE
PART I.
Item 1.	BUSINESS	1
Item 1A.	RISK FACTORS	19
Item 1B.	UNRESOLVED STAFF COMMENTS	27
Item 2.	PROPERTIES	27
Item 3.	LEGAL PROCEEDINGS	29
Item 4.	RESERVED	29
Item 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT	30

PART II.
Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	34
Item 6.	SELECTED FINANCIAL DATA	36
Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	38
Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	80
Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	81
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	81
Item 9A.	CONTROLS AND PROCEDURES	81
Item 9B.	OTHER INFORMATION	81

PART III.
Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	81
Item 11.	EXECUTIVE COMPENSATION	82
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	82
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	82
Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	82

PART IV.
Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	82

SIGNATURES		83
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA		F-1
EXHIBIT INDEX		X-1
EX-10.24
EX-10.25
EX-10.26
EX-10.41
EX-10.42
EX-10.86
EX-10.87
EX-10.88
EX-10.117
EX-10.118
EX-10.119
EX-21
EX-23.1
EX-24.1
EX-24.2
EX-24.3
EX-24.4
EX-24.5
EX-24.6
EX-24.7
EX-24.8
EX-24.9
EX-31.I.1
EX-31.I.2
EX-32
EX-99

PART I
Item 1. BUSINESS
General
NACCO Industries, Inc. (“NACCO” or the “Company”) is a holding company with the following principal businesses: lift trucks, small appliances, specialty retail and mining.
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
(d) North American Coal. The Company’s wholly owned subsidiary, The North American Coal Corporation and its affiliated coal companies (collectively, “NACoal”), mine and market coal primarily as fuel for power generation and provide selected value-added mining services for other natural resources companies.
Additional information relating to financial and operating data on a segment basis (including NACCO and Other) and by geographic region is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II of this Form 10-K and in Note 17 to the Consolidated Financial Statements contained in this Form 10-K.
NACCO was incorporated as a Delaware corporation in 1986 in connection with the formation of a holding company structure for a predecessor corporation organized in 1913. As of January 31, 2010, the Company and its subsidiaries had approximately 8,200 employees, including approximately 1,000 employees at the Company’s unconsolidated mines.
The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports available, free of charge, through its website, http://www.nacco.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).
Significant Events
During the fourth quarter of 2009, NACoal completed the sale of certain assets of the Red River Mining Company (“Red River”). As a result of the sale, the Company recognized a gain of $35.8 million ($22.3 million after taxes of $13.5 million) in 2009. In addition, the Company received $41.4 million of cash proceeds related to the sale.
During the third quarter of 2009, NACoal received bonus payments for the lease of certain oil and gas mineral rights to a third party. The Company recorded a gain of $7.1 million in the third quarter of 2009 related to these payments.
During 2009, NMHG took various actions worldwide including reducing its number of employees, closing a facility and selling certain assets in response to the downturn in the economy. NMHG incurred charges of $9.3 million in 2009 related to these actions. NMHG continues to evaluate the appropriate size of its workforce worldwide to match market demand for lift trucks in response to the decline in economic conditions.

BUSINESS SEGMENT INFORMATION
A. NACCO Materials Handling Group
     1. NMHG Wholesale
General
NMHG Wholesale designs, engineers, manufactures and sells a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names.
Manufacturing and Assembly
NMHG Wholesale manufactures components, such as frames, masts and transmissions, and assembles products in the market of sale whenever practical to minimize freight cost and balance currency mix. In some instances, however, it utilizes one worldwide location to manufacture specific components or assemble specific products. Additionally, components and assembled lift trucks are exported to locations when it is advantageous to meet demand in certain markets. NMHG Wholesale operates 14 manufacturing and assembly facilities worldwide with five plants in the Americas, three in Europe and five in Asia-Pacific, including joint venture operations.
Sales of lift trucks represented approximately 73% of NMHG Wholesale’s annual revenues in 2009, 82% in 2008 and 82% in 2007. Service, rental and other revenues were approximately 8% in 2009, 5% in 2008 and 4% in 2007.
Aftermarket Parts
NMHG Wholesale offers a line of aftermarket parts to service its large installed base of lift trucks currently in use in the industry. NMHG Wholesale offers online technical reference databases specifying the required aftermarket parts to service lift trucks and an aftermarket parts ordering system. Aftermarket parts sales represented approximately 19% of NMHG Wholesale’s annual revenues in 2009 and 13% in 2008 and 14% in 2007.
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
Marketing
NMHG Wholesale’s marketing organization is structured in three regional divisions: the Americas; Europe, which includes the Middle East and Africa; and Asia-Pacific. In each region, certain marketing support functions for the Hyster® and Yale® brands are combined into a single shared services organization. These activities include sales and service training, information systems support, product launch coordination, specialized sales material development, help desks, order entry, marketing strategy and field service support. In addition, NMHG is currently aligning other specific aspects of its sales and marketing activities that have historically been brand specific, including dealer consulting and new lift truck unit and aftermarkets parts transaction support.
Patents, Trademarks and Licenses
NMHG Wholesale relies on a combination of trade secret protection, trademarks, copyrights, and patents to establish and protect its proprietary rights. These intellectual property rights may not have commercial value or may not be sufficiently broad to protect the aspect of NMHG Wholesale’s technology to which they relate or competitors may design around the patents. NMHG Wholesale is not materially dependent upon patents or patent protection; however, as materials handling equipment has become more technologically advanced, NMHG and its competitors have increasingly sought patent protection for inventions incorporated into their products. NMHG is the owner of the Hyster® and Yale® trademarks and believes these trademarks are material to its business.
Distribution Network
NMHG Wholesale distributes lift trucks and aftermarket parts through two channels: dealers and a National Accounts program.
     Dealers
          Independent Dealers
The majority of NMHG Wholesale’s dealers are independently owned and operated. In the Americas, Hyster® had 57 independent dealers and Yale® had 68 independent dealers as of December 31, 2009. In Europe, Hyster® had 63 independent dealers and Yale® had 109 independent dealers as of December 31, 2009. In Asia-Pacific, Hyster® had 12 independent dealers and Yale® had 13 independent dealers as of December 31, 2009. During 2009, NMHG adjusted its policy to permit common ownership of dealers for its two brands in defined territories.
          Owned Dealers
NMHG has acquired, at times on an interim basis, certain independent Hyster®, Yale® and competitor dealers and rental companies to strengthen Hyster®’s and Yale®’s presence in select territories. See “2. NMHG Retail” for a description of NMHG’s owned dealers.
     National Accounts
NMHG Wholesale operates a National Accounts program for both Hyster® and Yale®. The National Accounts program focuses on large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. The National Accounts program accounted for 18%, 15% and 14% of new lift truck unit volume in 2009, 2008 and 2007, respectively. The dealer network described above supports the National Accounts program by providing aftermarket parts and service on a local basis. Dealers receive a commission for the support they provide in connection with National Accounts sales and for the preparation and delivery of lift trucks to customer locations. In addition to selling new lift trucks, the National Accounts program markets services, including full maintenance leases and total fleet management.
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
Under the joint venture agreement with NFS and the operating agreement with GECC, NMHG’s dealers and certain customers are extended credit for the purchase of lift trucks to be placed in the dealer’s floor plan inventory or the financing of lift trucks that are sold or leased to customers. For some of these arrangements, NMHG provides recourse or repurchase obligations to NFS or to GECC. In substantially all of these transactions, a perfected security interest is maintained in the lift trucks financed, so that in the event of a default, NMHG has the ability to foreclose on the leased property and sell it through the Hyster® or Yale® dealer network. Furthermore, NMHG has established reserves for exposures under these agreements when required. In addition, NMHG amended its agreement with GECC during 2008 to limit its exposure to losses at certain eligible dealers. Under this amended agreement, losses related to guarantees for these certain eligible dealers are limited to 7.5% of their original loan balance. See Notes 13 and 20 to the Consolidated Financial Statements in this Form 10-K for further discussion.
Backlog
As of December 31, 2009, NMHG Wholesale’s backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks was approximately 13,200 units, or approximately $307 million, of which substantially all is expected to be filled during fiscal 2010. This compares to the backlog as of December 31, 2008 of approximately 14,900 units, or approximately $356 million. Backlog represents unfilled lift truck orders placed with NMHG Wholesale’s manufacturing and assembly facilities from dealers, National Accounts customers and contracts with the U.S. government.
Key Suppliers and Raw Materials
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
     2. NMHG Retail
General
From time to time, NMHG, through NMHG Retail, has acquired, at least on an interim basis, certain independent Hyster®, Yale® and competitor dealers and rental companies to strengthen Hyster®’s or Yale®’s presence in select territories. NMHG’s long-term strategy is to identify strategic buyers for owned dealers that represent “best-in-class” dealers to support the Hyster® and Yale® brands.
As of December 31, 2009, NMHG Retail owned one dealer operation in each of Europe, Australia and Singapore.
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
NMHG Retail dealerships are granted a primary geographic territory in which they operate by NMHG Wholesale. NMHG Retail operations are conducted at facilities located in major cities within NMHG Retail’s assigned area of operations.
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
Customers
NMHG Retail’s customer base is highly diversified and includes large and small businesses in a substantial number of manufacturing and service industries. NMHG Retail’s customer base varies widely by facility and is determined by several factors, including the equipment mix and marketing focus of the particular facility and the business composition of the local economy.
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
Research and Development
NMHG’s research and development capability is organized around four major engineering centers, all coordinated on a global basis by NMHG’s global executive administrative center. Comparable products are designed for each brand concurrently and generally each center is focused on the global requirements for a single product line. NMHG’s counterbalanced development center, which has global design responsibility for several classes of lift trucks for a highly diverse customer base such as industrial, warehouse, transportation and food processing applications, is located in Fairview, Oregon. NMHG’s big truck development center is located in Nijmegen, The Netherlands, adjacent to a dedicated global big truck assembly facility. Big trucks are primarily used in handling shipping containers and in specialized heavy lifting applications. Warehouse trucks, which are primarily used in distribution applications, are designed based on regional differences in stacking and storage practices. NMHG designs warehouse equipment for sale in the Americas market in Greenville, North Carolina, adjacent to the Americas assembly facility for warehouse equipment. NMHG designs warehouse equipment for the European market in Masate, Italy adjacent to its assembly facilities for warehouse equipment. In addition, NMHG has an engineering office in India to support its global drafting and design activities for its four major engineering centers.
NMHG’s engineering centers utilize a three-dimensional CAD/CAM system and are connected with one another, with all of NMHG’s manufacturing and assembly facilities and with some suppliers. This allows for collaboration in technical engineering designs and collaboration with suppliers. Additionally, NMHG solicits customer feedback throughout the design phase to improve product development efforts. NMHG invested $43.6 million, $55.2 million and $55.5 million on product design and development activities in 2009, 2008 and 2007, respectively.
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
Employees
As of January 31, 2010, NMHG had approximately 4,500 employees, approximately 4,300 of whom were employed by the wholesale operations and approximately 200 of whom were employed by the retail operations. A majority of the employees in the Danville, Illinois parts depot operations (approximately 90 employees) are unionized. NMHG’s contract with the Danville union expires in June 2012. Employees at the facilities in Berea, Kentucky; Sulligent, Alabama; and Greenville, North Carolina are not represented by unions. In Brazil, all employees are unionized. NMHG’s contract with the Brazilian union expires annually in October, at which time salaries are negotiated for the upcoming year. In Mexico, shop employees are unionized.
In Europe, some employees in the Craigavon, Northern Ireland and Masate, Italy facilities are unionized. Employees in the Nijmegen, The Netherlands facility are not represented by unions, but the employees have organized a works council, as required by Dutch law, which performs a consultative role on employment matters. All of the European employees are part of works councils that perform a consultative role on business and employment matters.
In Asia-Pacific, three locations have certified industrial agreements for hourly employees and unions for their employees.
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
Sales and Marketing
HBB designs, markets and distributes a wide range of small electric household appliances, including blenders, can openers, coffeemakers, food processors, indoor grills, irons, mixers, slow cookers, toasters and toaster ovens. HBB also markets a line of air purifiers and odor eliminators. In addition, HBB designs, markets and distributes commercial products for restaurants, bars and hotels. HBB generally markets its “better” and “best” segments under the Hamilton Beach® brand and uses the Proctor Silex® brand for the “good” segment and its opening price point products. HBB markets premium products under the Hamilton Beach® eclectrics® brand. HBB also markets air purifiers, allergen reducers and home odor elimination products under the TrueAir® brand.
Furthermore, HBB supplies Wal-Mart with certain GE-brand kitchen electric and garment-care appliances under Wal-Mart’s license agreement with General Electric Company. HBB also supplies Target with certain Michael Graves-brand kitchen appliances under Target’s store-wide Michael Graves line. In addition, HBB supplies Kohl’s with certain Food Network-branded kitchen appliances. HBB has licensed the Melitta® brand from Melitta, North America, Inc., for a unique line of coffee and hot beverage appliances. In Canada, HBB supplies Canadian Tire with small kitchen appliances under the Lancaster® brand.
HBB markets its retail products primarily in North America, but also sells products in Latin America. HBB commercial products are sold worldwide. Retail sales are generated predominantly by a network of inside sales employees to mass merchandisers, national department stores, variety store chains, drug store chains, specialty home retailers and other retail outlets. Wal-Mart accounted for approximately 38%, 40% and 37% of HBB’s revenues in 2009, 2008 and 2007, respectively. HBB’s five largest customers accounted for approximately 61%, 60% and 58% of HBB’s revenues for the years ended

December 31, 2009, 2008 and 2007, respectively. A loss of any key customer could result in significant decreases in HBB’s revenue and profitability.
Sales promotion activities are primarily focused on cooperative advertising. In 2009, HBB also promoted certain of its innovative products through the use of television, web and print advertising. In 2009, HBB licensed certain of its trademarks to various licensees for use with cookware, kitchen tools and gadgets and electronic products for the kitchen.
Because of the seasonal nature of the markets for small electric appliances, HBB’s management believes backlog is not a meaningful indicator of performance and is not a significant indicator of annual sales. Backlog represents customer orders, which may be cancelled at any time prior to shipment. Backlog for HBB was approximately $11.7 million at December 31, 2009 and 2008.
HBB’s warranty program to the consumer consists generally of a limited warranty lasting for varying periods of up to three years for electric appliances, with the majority of products having a warranty of one year or less. Under its warranty program, HBB may repair or replace, at its option, those products found to contain manufacturing defects.
Revenues and operating profit for HBB are traditionally greater in the second half of the year as sales of small electric appliances to retailers and consumers increase significantly with the fall holiday selling season. Because of the seasonality of purchases of its products, HBB generally uses a substantial amount of cash or short-term debt to finance inventories and accounts receivable in anticipation of the fall holiday selling season.
Patents, Trademarks, Copyrights and Licenses
HBB holds patents and trademarks registered in the United States and foreign countries for various products. HBB believes its business is not dependent upon any individual patent, trademark, copyright or license, but that the Hamilton Beach® and Proctor Silex® trademarks are material to its business.
Product Design and Development
HBB spent $6.8 million in 2009, $7.3 million in 2008 and $7.1 million in 2007 on product design and development activities.
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
During 2009, HBB purchased approximately 98% of its finished products from suppliers in China. HBB does not currently depend on any single supplier. HBB believes that the loss of any one supplier would not have a long-term material adverse effect on its business as there are adequate third-party supplier choices available that can meet HBB’s production and quality requirements. However, the loss of a supplier could, in the short term, adversely affect HBB’s business until alternative supply arrangements are secured.
The principal raw materials used by HBB’s third-party suppliers to manufacture its products are plastic, glass, steel, copper, aluminum and packaging materials. HBB believes that adequate quantities of raw materials are available from various suppliers.
Competition
The small electric household appliance industry does not have onerous entry barriers. As a result, HBB competes with many small manufacturers and distributors of housewares products. Based on publicly available information about the industry, HBB believes it is one of the largest full-line distributors and marketers of small electric household appliances in North America based on key product categories.
As retailers generally purchase a limited selection of small electric appliances, HBB competes with other suppliers for retail shelf space. HBB conducts consumer advertising for the Hamilton Beach® and Proctor Silex® brands. HBB believes the principal areas of competition with respect to its products are product design and innovation, quality, price, product features, merchandising, promotion and warranty.
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

Throughout the world, electrical appliances are subject to various mandatory and voluntary standards, including requirements in some jurisdictions that products be listed by Underwriters’ Laboratories, Inc. (“UL”) or other similar recognized laboratories. HBB also uses the ETL SEMKO division of Intertek for certification and testing of compliance with UL standards, as well as other nation- and industry-specific standards. HBB endeavors to have its products designed to meet the certification requirements of, and to be certified in, each of the jurisdictions in which they are sold.
Employees
As of January 31, 2010, HBB’s work force consisted of approximately 500 employees, most of whom are not represented by unions. In Canada, as of January 31, 2010, 16 hourly employees at HBB’s Picton, Ontario distribution facility were unionized. These employees are represented by an employee association which performs a consultative role on employment matters. None of HBB’s U.S. employees are unionized. HBB believes their current labor relations with both union and non-union employees are satisfactory.
C. Kitchen Collection
General
KC is a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States.
Sales and Marketing
KC operated 296 retail stores as of December 31, 2009, including nine seasonal stores kept open in 2009 after the 2008 holiday selling season. KC stores are located primarily in factory outlet malls and feature merchandise of highly recognizable name-brand manufacturers, including Hamilton Beach® and Proctor Silex®. Le Gourmet Chef® stores are located primarily in outlet and traditional malls throughout the United States and feature gourmet foods and home entertainment products, as well as brand name electric and non-electric kitchen items.
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
Product Sourcing and Distribution
KC purchases all inventory centrally, which allows KC to take advantage of volume purchase discounts and monitor controls over inventory and product mix. KC purchases its inventory from approximately 200 suppliers, one of which represented over 10% of purchases during the year ended December 31, 2009. KC does not currently depend on any single supplier. KC believes that the loss of any one supplier would not have a long-term material adverse effect on its business as there are adequate third-party supplier choices available that can meet KC’s requirements. However, the loss of a supplier could, in the short term, adversely affect KC’s business until alternative supply arrangements are secured.
KC currently maintains its inventory for distribution to its stores at two distribution centers located near its corporate headquarters in Chillicothe, Ohio.
Since the outlet mall channel of the retail industry is approaching maturity, KC continues to explore alternate areas of growth and diversification. For the past several years, KC has been testing alternative store formats both within the outlet mall industry and in the more traditional retail environments, including the traditional mall store format. Because not all of these formats have met KC’s rigorous financial performance standards, KC continues to explore alternate channels of distribution, including distribution through the internet. In addition, KC is exploring alternatives for Le Gourmet Chef® stores in outlet malls, traditional malls and distribution through the internet.
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
Employees
As of January 31, 2010, KC’s work force consisted of approximately 1,700 employees. None of KC’s employees are unionized. KC believes their current labor relations with employees are satisfactory.
D. North American Coal
General
NACoal mines and markets lignite and sub-bituminous coal primarily as fuel for power generation and provides selected value-added mining services for other natural resources companies. Lignite and sub-bituminous coal are or will be surface mined in Louisiana, Mississippi, North Dakota and Texas. NACoal has two consolidated mining operations: San Miguel Lignite Mine (“San Miguel”) and Mississippi Lignite Mining Company (“MLMC”). NACoal has six unconsolidated mining operations: The Coteau Properties Company (“Coteau”), The Falkirk Mining Company (“Falkirk”), The Sabine Mining Company (“Sabine”), (collectively, the “project mining subsidiaries”), Demery Resources Company, LLC (“Demery”), Caddo Creek Resources Company, LLC (“Caddo Creek”) and Camino Real Fuels, LLC (“Camino Real”). Demery, Caddo Creek and Camino Real are developing plans to build mines and therefore do not currently mine or deliver coal. NACoal also provides dragline mining services for independently owned limerock quarries in Florida. During 2009, NACoal completed the sale of certain assets of Red River.
The contracts with the project mining subsidiaries’ utility customers allow each mine to sell lignite coal at a price based on actual cost plus an agreed pre-tax profit per ton or cost plus a management fee.
At December 31, 2009, NACoal’s operating mines consisted both of mines where the reserves were acquired and developed by NACoal, as well as mines where reserves were owned by the customers of the mines. It is currently contemplated that the reported reserves will be mined within the term of the leases for each of the mines NACoal operates and controls the reserves. In the future, if any of the leases are projected to expire before mining operations can commence, it is currently expected that each such lease would be amended to extend the term or new leases would be negotiated. Under these terms, NACoal expects coal mined pursuant to these leases will be available to meet its production requirements.
Because each coal mining operation has a contract to provide coal to its customer, a significant portion of NACoal’s revenue is derived from a single source, which exceeds 10% of NACoal’s revenues. The loss of any of these customers would be material to NACoal.
Sales, Marketing and Operations
The principal coal customers of NACoal are electric utilities, an independent power provider and a synfuels plant. The distribution of coal sales, including sales of the unconsolidated mines, in the last five years has been as follows:

	Distribution
	Electric
	Utilities/
	Independent	Synfuels
	Power Provider	Plant
2009	82%	18%
2008	82%	18%
2007	82%	18%
2006	82%	18%
2005	82%	18%

The total coal production by mine (in millions of tons) for the last three years and the weighted average prices per ton delivered for the last three years are as follows:

	2009	2008	2007

Unconsolidated Mines
Freedom	15.0	14.6	15.0
Falkirk	8.1	7.5	7.8
Sabine	3.8	4.1	4.2

Consolidated Mining Operations
San Miguel	3.2	3.1	2.9
Red Hills	3.4	2.8	3.6

Total continuing tons produced	33.5	32.1	33.5

Oxbow (discontinued operations)	0.7	0.6	0.5

Price per ton delivered	$16.42	$15.22	$13.21

The contracts under which certain of the unconsolidated mines were organized provide that, under certain conditions of default, the customer(s) involved may elect to acquire the assets (subject to the liabilities) or the capital stock of the subsidiary for an amount effectively equal to book value. NACoal does not know of any conditions of default that currently exist. In one case, the customer may elect to acquire the stock of the subsidiary upon a specified period of notice without reference to default, in exchange for certain payments on coal mined thereafter. NACoal does not know of any current intention of any customer to acquire the stock of a subsidiary or terminate a contract for convenience.
The location, mine type, reserve data, coal quality characteristics, customer, sales tonnage and contract expiration date for the mines operated by NACoal in 2009 were as follows:

LIGNITE COAL MINING OPERATIONS ON AN “AS RECEIVED” BASIS

		2009										2008
		Proven and Probable Reserves (a)(b)
		Committed Under						Tons		Owned	Leased	Total Committed		Tons
		Contract		Uncommitted		Total		Delivered		Reserves	Reserves	and Uncommitted		Delivered		Contract
Mine/Reserve	Type of Mine	(Millions of Tons)						(Millions)		(%)	(%)	(Millions of Tons)		(Millions)		Expires

Unconsolidated Mining Operations
Freedom Mine (c)	Surface Lignite	573.6		—		573.6		15.1		2%	98%	579.9		14.7		2017	(d)
Falkirk Mine (c)	Surface Lignite	469.9		—		469.9		8.1		1%	99%	473.8		7.5		2045
Sabine Mine (c)	Surface Lignite	(e	)	(e	)	(e	)	3.3		(e )	(e )	(e	)	4.1		2035
Five Forks Mine (c)	Surface Lignite	(e	)	(e	)	(e	)	(g	)	(e )	(e )	(e	)	(g	)	2030
Marshall Mine (c)	Surface Lignite	(e	)	(e	)	(e	)	(g	)	(e )	(e )	(e	)	(g	)	2043
Eagle Pass Mine (c)	Surface Sub-bituminous	(e	)	(e	)	(e	)	(g	)	(e )	(e )	(e	)	(g	)	2012	(h)
Consolidated Mining Operations
San Miguel Lignite Mine (c)	Surface Lignite	(e	)	(e	)	(e	)	3.2		(e )	(e )	(e	)	3.1		2010
Red Hills Mine	Surface Lignite	132.3		99.4		231.7		3.7		28%	72%	249.9		3.0		2032

Total Developed		1,175.8		99.4		1,275.2		33.4				1,303.6		32.4

Undeveloped Mining Operations
North Dakota	—	—		595.7		595.7		—		0%	100%	578.9		—		—
Texas	—	—		165.1		165.1		—		52%	48%	176.9		—		—
Eastern (f)	—	—		28.6		28.6		—		100%	0%	28.3		—		—
Mississippi	—	—		142.2		142.2		—		0%	100%	142.2		—		—

Total Undeveloped		—		931.6		931.6						926.3

Total Developed/Undeveloped		1,175.8		1,031.0		2,206.8						2,229.9

		Coal Formation or	Average Seam		Average		Average Coal Quality (As received)
Mine/Reserve	Type of Mine	Coal Seam(s)	Thickness (feet)		Depth (feet)		BTUs/lb		Sulfur (%)	Ash (%)	Moisture (%)
Unconsolidated Mining Operations
Freedom Mine (c)	Surface Lignite	Beulah-Zap Seams	18		130		6,700		0.9%	9%	36%
Falkirk Mine (c)	Surface Lignite	Hagel A&B, Tavis Creek Seams	8		60		6,200		0.6%	11%	38%
Sabine Mine (c)	Surface Lignite	(e )	(e	)	(e	)	(e	)	(e )	(e )	(e )
Five Forks Mine (c)	Surface Lignite	(e )	(e	)	(e	)	(e	)	(e )	(e )	(e )
Marshall Mine (c)	Surface Lignite	(e )	(e	)	(e	)	(e	)	(e )	(e )	(e )
Eagle Pass Mine (c)	Surface Lignite	(e )	(e	)	(e	)	(e	)	(e )	(e )	(e )
Consolidated Mining Operations
San Miguel Lignite Mine (c)	Surface Lignite	(e )	(e	)	(e	)	(e	)	(e )	(e )	(e )
Red Hills Mine	Surface Lignite	C, D, E, F, G, H Seams	4		150		5,200		0.6%	14%	43%

Undeveloped Mining Operations
North Dakota	—	Fort Union Formation	13		130		6,500		0.8%	8%	38%
Texas	—	Wilcox Formation	8		120		6,800		1.0%	16%	30%
Eastern (f)	—	Freeport & Kittanning	4		400		12,070		3.3%	12%	3%
Mississippi	—	Wilcox Formation	12		130		5,200		0.6%	13%	44%

(a)	Committed and uncommitted tons represent in-place estimates. The projected extraction loss is approximately 10% of the proven and probable reserves, except with respect to the Eastern Undeveloped Mining Operations, in which case the extraction loss is approximately 30% of the proven and probable reserves.

(b)	NACoal’s reserve estimates are based on the entire drill hole database, which was used to develop a geologic computer model using a 200 foot grid and inverse distance to the second power as an interpolator. None of NACoal’s coal reserves have been reviewed by independent experts. As such, all reserves are considered proven (measured) within NACoal’s reserve estimate.

(c)	The contracts for these mines require the customer to cover the cost of the ongoing replacement and upkeep of the plant and equipment of the mine.

(d)	Although the term of the existing coal sales agreement terminates in 2017, the term may be extended for four additional periods of five years, or until 2037, at the option of The Coteau Properties Company.

(e)	The reserves are owned and controlled by the customer and, therefore, have not been listed in the table.

(f)	The proven and probable reserves included in the table do not include coal that is leased to others. NACoal had 80.7 million tons and 78.8 million tons in 2009 and 2008, respectively, of Eastern Undeveloped Mining Operations with leased coal committed under contract.

(g)	The contracts for these mines were executed during 2009, and no coal was delivered during 2009 or 2008.

(h)	Although the term of the existing contract mining agreement expires in 2012, it extends automatically if NACoal’s customer’s third-party coal supply agreement is extended, and can be terminated in certain circumstances by either party.

Unconsolidated Mines
Freedom Mine — The Coteau Properties Company
The Freedom Mine, operated by Coteau, is located approximately 90 miles northwest of Bismarck, North Dakota. The main entrance to the Freedom Mine is accessed by means of a paved road and is located on County Road 15. Coteau holds 388 leases granting the right to mine approximately 40,148 acres of coal interests and the right to utilize approximately 27,404 acres of surface interests. In addition, Coteau owns in fee 29,933 acres of surface interests and 4,345 acres of coal interests. Substantially all of the leases held by Coteau were acquired in the early 1970s with terms totaling 40 years. Many of these leases were amended or replaced with new leases which extend the lease terms for a period sufficient to meet Coteau’s contractual production requirements.
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
The reserves are located in Mercer County, North Dakota, starting approximately two miles north of Beulah, North Dakota. The center of the basin is located near the city of Williston, North Dakota, approximately 100 miles northwest of the Freedom Mine. The economically mineable coal in the reserve occurs in the Sentinel Butte Formation, and is overlain by the Coleharbor Formation. The Coleharbor Formation unconformably overlies the Sentinel Butte. It includes all of the unconsolidated sediments resulting from deposition during glacial and interglacial periods. Lithologic types include gravel, sand, silt, clay and till. The modified glacial channels are in-filled with gravels, sands, silts and clays overlain by till. The coarser gravel and sand beds are generally limited to near the bottom of the channel fill. The general stratigraphic sequence in the upland portions of the reserve area consists of till, silty sands and clayey silts.
Falkirk Mine — The Falkirk Mining Company
The Falkirk Mine, operated by Falkirk, is located approximately 50 miles north of Bismarck, North Dakota on a paved access road off U.S. Highway 83. Falkirk holds 334 leases granting the right to mine approximately 52,780 acres of coal interests and the right to utilize approximately 34,640 acres of surface interests. In addition, Falkirk owns in fee 31,466 acres of surface interests and 897 acres of coal interests. Substantially all of the leases held by Falkirk were acquired in the early 1970s with terms totaling 40 years, many of which can be or have been further extended by the continuation of mining operations.

The Falkirk Mine generally produces between 7 million to 9 million tons of lignite coal annually for the Coal Creek Station, an electric power generating station owned by Great River Energy. All production from the mine is used by Coal Creek Station. The mine started delivering coal in 1978.
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
Sabine Mine — The Sabine Mining Company
The Sabine Mine, operated by Sabine, is located approximately 150 miles east of Dallas, Texas on FM 968. The entrance to the mine is by means of a paved road. Sabine has no title, claim, lease or option to acquire any of the reserves at the Sabine Mine. Southwestern Electric Power Company controls all of the reserves within the Sabine Mine.
The Sabine Mine has two active pits generally producing between 3 million and 5 million tons of lignite coal annually based upon Southwestern Electric Power Company’s demand for its Henry W. Pirkey Plant and other contractual requirements. The mine started delivering coal in 1985.
Five Forks Mine — Demery Resources Company, LLC
The Five Forks Mine, to be operated by Demery, is in the development stage and will be developed near Creston, Natchitoches Parish, Louisiana. Access to the Five Forks Mine is by means of a gravel road. Demery will have no title, claim, lease or option to acquire any of the reserves at the Demery Mine. Five Forks Mining, LLC will control all of the reserves within the Demery Mine.
Marshall Mine — Caddo Creek Resources Company, LLC
The Marshall Mine, to be operated by Caddo Creek, is in the development stage and will be developed near Marshall, Texas in the counties of Harrison and Panola. Access to the Marshall Mine is by means of a paved road. Caddo Creek will have no title, claim, lease or option to acquire any of the reserves at the Caddo Creek Mine. Marshall Mine, LLC will control all of the reserves within the Caddo Creek Mine.
Eagle Pass Mine — Camino Real Fuels, LLC
The Eagle Pass Mine, to be operated by Camino Real, is in the development stage and will be developed near Eagle Pass, Maverick County, Texas. Access to the Eagle Pass Mine is by means of a gravel road. Camino Real will have no title, claim, lease or option to acquire any of the reserves at the Eagle Pass Mine. Dos Republicas Coal Partnership will control all of the reserves within the Eagle Pass Mine.
Consolidated Mines
San Miguel Lignite Mine — The North American Coal Corporation
San Miguel, operated by NACoal, is located approximately 60 miles south of San Antonio, Texas. Access to the mine is by means of an unpaved road from FM 338. San Miguel has no title, claim, lease or option to acquire any of the reserves at the San Miguel Lignite Mine.
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
San Miguel generally produces between 3 million and 4 million tons of lignite coal annually. Mine staff and workforce utilize an office building and a maintenance facility that includes a parts warehouse. Roads and drainage control facilities have been built to access the lignite deposit and control runoff. Walking draglines owned by San Miguel Electric are used to uncover the lignite seam in each pit. Front-end loaders and other mining equipment are used to load belly dump coal haulers and end-dump trucks are used to deliver the lignite coal to the power plant. The same complement of equipment is used to reclaim topsoil and subsoil materials. Dozers are used to grade the land once the lignite coal has been removed.
Red Hills Mine — Mississippi Lignite Mining Company
The Red Hills Mine, operated by MLMC, is located approximately 120 miles north of Jackson, Mississippi. The entrance to the mine is by means of a paved road located approximately one mile west of Highway 9. MLMC holds 129 leases granting the right to mine approximately 7,710 acres of coal interests and the right to utilize approximately 7,505 acres of surface interests.

In addition, MLMC owns in fee 2,387 acres of surface interests and 1,906 acres of coal interests. Substantially all of the leases held by MLMC were acquired during the mid-1970s to the early 1980s with terms totaling 50 years.
The Red Hills Mine generally produces between 3 million and 4 million tons of lignite coal annually for the Red Hills Power Plant. The mine started delivering coal in 2000.
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
Florida Dragline Operations — The North American Coal Corporation
NACoal’s Florida Dragline Operations operate draglines to mine limerock at the following quarries in Florida pursuant to mining services agreements with the quarry owners:

			Year NACoal
			Started Dragline
Quarry Name	Location	Quarry Owner	Operations
White Rock Quarry — North	Miami	WRQ	1995
White Rock Quarry — South	Miami	WRQ	2005
Krome Quarry	Miami	Cemex	2003
Alico Quarry	Ft. Myers	Cemex	2004
FEC Quarry	Miami	Cemex	2005
Pennsuco Quarry	Miami	Tarmac	2005
SCL Quarry	Miami	Cemex	2006
Card Sound Quarry	Miami	Cemex	2009
Vecellio & Grogan, Inc., d/b/a White Rock Quarries (“WRQ”), Cemex S.A.B. de C.V. (“Cemex”) and Tarmac America LLC (“Tarmac”) control all of the limerock reserves within their respective quarries. WRQ and Cemex perform drilling programs occasionally for the purpose of redefining the bottom of the limerock bed.
Access to the White Rock Quarry is by means of a paved road from 122nd Avenue, access to the Krome Quarry is by means of a paved road from Krome Avenue and access to Pennsuco Quarry is by means of a paved road from NW 121st Way. Access to the FEC Quarry is by means of a paved road from NW 118th Avenue and access to the Alico Quarry is by means of a paved road from Alico Road. Access to the SCL Quarry is by means of a paved road from NW 137th Avenue and access to the Card Sound Quarry is by means of a paved road from SW 408th Street. Florida Dragline Operations have no title, claim, lease or option to acquire any of the reserves at the White Rock Quarry (North and South), the FEC Quarry, the Krome Quarry, the Pennsuco Quarry, the SCL Quarry, the Alico Quarry or the Card Sound Quarry.
North American Coal Royalty Company
No operating mines currently exist on the undeveloped reserves in North Dakota, Texas and Mississippi. NACoal Royalty Company does receive certain royalty payments from unrelated third parties for production or advance royalty payments for oil and gas, as well as coal reserves located in Ohio, Pennsylvania, North Dakota, Louisiana and Texas.
During the third quarter of 2009, NACoal received bonus payments for the lease of certain oil and gas mineral rights to a third party. The Company recorded a gain of $7.1 million in the third quarter of 2009 related to these payments.
General Information about the Mines
Leases. The leases held by Coteau, Falkirk and MLMC have a variety of continuation provisions, but generally they permit the leases to be continued beyond their fixed terms. Under the terms of the leases held by these companies, each respective company expects that coal mined pursuant to its leases will be available to meet its production requirements.
No Previous Operators. There were no previous operators of the Freedom Mine, Falkirk Mine, Sabine Mine or Red Hills Mine.
Exploration and Development. The Freedom Mine, Falkirk Mine, Sabine Mine, San Miguel and Red Hills Mine are well past the exploration stage and are in production. Additional pit development is underway at each mine. Drilling programs are routinely conducted for the purpose of refining guidance related to ongoing operations. For example, at the Red Hills Mine, the lignite coal reserve has been defined by a drilling program that is designed to provide 500-foot spaced drill holes for areas anticipated to be mined within six years of the current pit. Drilling beyond the six-year horizon ranges from 1,000 to 2,000-foot centers. Drilling is conducted every other year to stay current with the advance of mining operations. Demery, Caddo Creek and Camino Real are in the mine planning and design phase. Demery and Caddo Creek are involved in initial mine permitting. Camino Real is involved in substantial revisions to an existing mine permit. Geological evaluation is in process at all three locations.
Facilities and Equipment. The facilities and equipment for each of the mines are maintained to allow for safe and efficient operation. The equipment is well maintained, in good physical condition and is either updated or replaced periodically with the latest models or upgrades available to keep up with modern technology. As equipment wears out, the mines evaluate what replacement option will be the most cost efficient, including the evaluation of both new and used equipment, and proceed with that replacement. The majority of electrical power for the draglines, shovels, coal crushers, coal conveyors and facilities generally is provided by the utility customer for the applicable mine. Electrical power for the Sabine facilities is provided by Upshur Rural Electric Co-op. Electrical power for the Sabine draglines is provided by the Pirkey Power Plant. The remainder of the equipment generally is powered by diesel or gasoline. The total cost of the property, plant and equipment, net of applicable accumulated amortization and depreciation as of December 31, 2009, for each of the mines is set forth in the chart below.

Total Historical Cost of Mine
Property, Plant and Equipment
(excluding Coal Lands, Real Estate
and Construction in Progress), Net of
Applicable Accumulated
Mine	Amortization and Depreciation
(in millions)
Unconsolidated Mining Operations
Freedom Mine — The Coteau Properties Company	$96.6
Falkirk Mine — The Falkirk Mining Company	$91.0
Sabine Mine — The Sabine Mining Company	$155.9
Five Forks Mine — Demery Resources Company, LLC	$—
Marshall Mine — Caddo Creek Resources Company, LLC	$—
Eagle Pass Mine — Camino Real Fuels, LLC	$—
Consolidated Mining Operations
San Miguel Lignite Mine — The North American Coal Corporation	$0.3
Red Hills Mine — Mississippi Lignite Mining Company	$30.0
Florida Dragline Operations — The North American Coal Corporation	$3.2
Predominantly all of San Miguel, Demery, Caddo Creek and Camino Real’s machinery and equipment is owned by NACoal’s customers. A substantial portion of MLMC’s machinery, trucks and equipment is rented under operating leases. Two Florida draglines are also rented under operating leases. All other draglines were purchased used and have been or will be updated with the latest technology.
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
Numerous governmental permits and approvals are required for coal mining operations. NACoal or one of its subsidiaries holds the necessary permits at all of NACoal’s coal mining operations except San Miguel, Demery and Camino Real, where NACoal’s customers hold or will hold the permits. The Company believes, based upon present information provided to it by NACoal’s customers, that NACoal’s customers have or will have all environmental permits necessary for NACoal to operate San Miguel, Demery and Camino Real; however, the Company cannot be certain that NACoal’s customers will be able to obtain and/or maintain all such permits in the future.
At the coal mining operations where NACoal holds the permits, NACoal is required to prepare and present to federal, state or local governmental authorities data pertaining to the effect or impact that any proposed exploration for or production of coal may have upon the environment and public and employee health and safety.
The limerock quarries where NACoal provides dragline mining services are owned and operated by NACoal’s customers. All environmental permits for the limerock quarries are held by NACoal’s customers. During 2007, the U.S. District Court for the Southern District of Florida (“District Court”) issued an unfavorable decision that affected NACoal’s customers’ limerock mining permits in South Florida. The decision was appealed and upon appeal, the litigation was remanded back to the District Court.
On January 30, 2009, the District Court issued an order that set aside certain existing mining permits in the South Florida lake belt region where NACoal provides limerock mining services. By setting aside the existing mining permits previously issued by the U.S. Army Corps of Engineers, this order essentially prohibited mining in the lake belt region. An appeal of the District Court’s ruling was filed by the limerock producers, some of whom are NACoal’s customers. The appeal was unsuccessful.
In response to the District Court’s ruling, the U.S. Army Corps of Engineers issued a Final Supplemental Environmental Impact Statement (“FSEIS”) in May 2009. The requisite Department of Army Record of Decision (“ROD”) and statement of findings on the May 2009 FSEIS was released on February 1, 2010. Project-specific mining permits for limerock mining in the lake belt area were issued for the FEC Quarry and White Rock Quarry — North during 2010. Additional mining permits are expected to be issued to the Company’s other customers in the near future.
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
Environmental Laws
NACoal’s coal mining operations are subject to various federal environmental laws, including:
•	the Surface Mining Control and Reclamation Act of 1977 (“SMCRA”);

•	the Clean Air Act, including amendments to that act in 1990 (“CAA”);

•	the Clean Water Act of 1972 (the “Clean Water Act”);

•	the Resource Conservation and Recovery Act; and

•	the Comprehensive Environmental Response, Compensation and Liability Act.
In addition to these federal environmental laws, various states have enacted environmental laws that provide for higher levels of environmental compliance than similar federal laws. These environmental laws require reporting, permitting and/or approval of many aspects of coal mining operations. Both federal and state inspectors regularly visit mines to enforce compliance. NACoal has ongoing training, compliance and permitting programs to ensure compliance with such environmental laws.
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
The Abandoned Mine Land Fund, which is part of SMCRA, imposes a tax on all current lignite coal mining operations. The proceeds are used principally to reclaim mine lands closed prior to 1977. In addition, the Abandoned Mine Land Fund also makes transfers annually to the United Mine Workers of America Combined Benefit Fund (the “Fund”), which provides health care benefits to retired coal miners who are beneficiaries of the Fund. The fee is currently $0.09 per ton on lignite coal produced.
SMCRA establishes operational, reclamation and closure standards for surface coal mines. The Company accrues for the costs of current mine disturbance and final mine closure, including the cost of treating mine water discharges, where necessary. These obligations are unfunded.
SMCRA stipulates compliance with many other major environmental programs. These programs include the CAA, Clean Water Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation and Liability Act, and Emergency Planning and Community Right-To-Know Act. The U.S. Army Corps of Engineers regulates activities affecting navigable waters, and the U.S. Bureau of Alcohol, Tobacco and Firearms regulates the use of explosives for blasting.
The Company does not believe there are any significant issues that pose a risk to NACoal’s ability to maintain its existing mining permits or hinder its ability to acquire future mining permits.
Clean Air Act
The process of burning coal can cause many compounds and impurities in the coal to be released into the air; including sulfur dioxide, nitrogen oxides, mercury, particulate matter and others. The CAA and the corresponding state laws that extensively regulate the emissions of materials into the air affect coal mining operations both directly and indirectly. Direct impacts on coal mining operations occur through CAA permitting requirements and/or emission control requirements relating to air contaminants, especially, particulate matter. Indirect impacts on coal mining operations occur through regulation of the air emissions of sulfur dioxide, nitrogen oxides, mercury, particulate matter and other compounds emitted by coal-fired power plants. The United States Environmental Protection Agency (“EPA”) has imposed or attempted to impose tighter emission restrictions in a number of areas, some of which are currently subject to litigation while others are pending. The general effect of tighter restrictions could be to reduce demand for coal. Any reduction in coal’s share of the capacity for power generation could have a material adverse effect on the Company’s business, financial condition and results of operations.
States are required to submit to EPA revisions to their state implementation plans (“SIPs”) that demonstrate the manner in which the states will attain national ambient air quality standards (“NAAQS”) every time a NAAQS is issued or revised by the EPA. The EPA has adopted NAAQS for several pollutants. In July 1997, the EPA adopted new, more stringent NAAQS for particulate matter that required some states to change their existing SIPs. Coal mining operations and coal-fired power plants that emit particulate matter are, therefore, affected by changes in the SIPs. In 2006, the EPA adopted a new NAAQS for particulate matter, which a number of states and environmental advocacy groups challenged as not sufficiently stringent to satisfy CAA requirements. In February 2009, the United States Court of Appeals for the District of Columbia Circuit agreed that the EPA had inadequately explained its decision regarding several aspects of these 2006 NAAQS and remanded those to the EPA for reconsideration. This process could lead to a more stringent NAAQS for particulate matter. In addition, in March 2008, the EPA also adopted a more stringent NAAQS for the ozone. NACoal’s coal mining operations and utility customers may be directly affected when the revisions to the SIPs are made and incorporate the new NAAQS for ozone and particulate matter. In addition to the SIP process, the CAA allows states to assert claims against sources in “upwind” states that allege emission sources, including coal-fired power plants, in the “upwind” states are preventing “downwind” states from attaining the applicable NAAQS. The new NAAQS for ozone and particulate matter and claims by “downwind” states may restrict NACoal’s ability to develop new mines or could require it to modify its existing operations. NACoal’s utility customers may also be required to install additional emission control equipment to meet the SIPs. The extent of the potential impact of the new NAAQS on the coal industry will depend on the policies and emission control strategies associated with the SIPs under the CAA but could have a material adverse effect on NACoal’s business, financial condition and the results of operations.
The CAA Acid Rain Control Provisions were promulgated as part of the CAA Amendments of 1990 in Title IV of the CAA (“Acid Rain Program”). The Acid Rain Program required reductions of sulfur dioxide emissions from coal-fired power plants. The Acid Rain Program is now a mature program and the Company believes that any market impacts of the required controls have likely been factored into the coal market.
The EPA promulgated a regional haze program designed to protect and to improve visibility at and around Class I Areas, which are generally National Parks, National Wilderness Areas and International Parks. This program may restrict the construction of new coal-fired power plants whose operation may impair visibility at and around the Class I Areas. Additionally, the program requires certain existing coal-fired power plants to install additional control measures designed to limit haze-causing emissions, such as sulfur dioxide, nitrogen oxide and particulate matter. States were required to submit Regional Haze SIPs to the EPA by December 2007; however, many states did not meet that deadline.
Under the CAA, new and modified sources of air pollution must meet certain new source standards (the “New Source Review Program”). In the late 1990s, the EPA filed lawsuits against many coal-fired power plants in the eastern United States alleging that the owners performed non-routine maintenance, causing increased emissions that should have triggered the application of these new source standards. Some of these lawsuits have been settled with the owners agreeing to install additional emission control devices in their coal-fired power plants. The remaining litigation and the uncertainty around the New Source Review Program rules could adversely impact demand for coal.
In March 2005, the EPA issued two related rules designed to significantly reduce levels of sulfur dioxide, nitrogen oxide and mercury: the Clean Air Interstate Rule (“CAIR”) and the Clean Air Mercury Rule (“CAMR”). CAIR sets a “cap-and-trade” program in 28 states and the District of Columbia to establish emissions limits for sulfur dioxide and nitrogen oxide, by allowing utilities to buy and sell credits to assist in achieving compliance with the NAAQS for eight-hour ozone and particulates. CAMR is designed to reduce mercury emissions by nearly 70% by 2018 through a “cap-and-trade” program. Both rules have been challenged in numerous lawsuits. The United States Court of Appeals for the District of Columbia vacated CAMR and remanded it to the EPA for reconsideration in February 2008. In February 2009, the EPA announced its intention to develop a technology-based standard to address mercury emissions rather than pursue the “cap-and-trade” approach of CAMR. The United States Court of Appeals for the District of Columbia vacated CAIR in July 2008, but subsequently remanded the matter to the EPA for reconsideration. The EPA is preparing its response to the remand, but the court did not impose a response date. Regardless of the outcome of litigation on either rule, stricter controls on emissions of sulfur dioxide, nitrogen oxide and mercury are likely. Any such controls may have an adverse impact on the demand for coal, which may have an adverse effect on the Company’s business, financial condition or results of operations.
The cost of controlling mercury emissions from coal combustion will be significant. NACoal’s utility customers may incur substantial costs in order to switch to other fuels which may require expensive modifications to their existing plants. If NACoal cannot offset the cost of mercury removal by lowering the costs of delivery of its coal on an energy equivalent basis, the Company’s business, financial condition and results of operations could be materially adversely effected.
Global climate change continues to attract considerable public and scientific attention and a considerable amount of legislative and regulatory attention in the United States. Congress is considering climate change legislation that would reduce greenhouse gas (“GHG”) emissions, particularly from coal combustion by power plants. The EPA is also developing regulations to control GHG under the CAA without new legislation. Enactment of laws and passage of regulations regarding GHG emissions by the United States or some of its states, or other actions to limit carbon dioxide emissions, such as opposition by environmental groups to expansion or modification of coal-fired power plants, could result in electric generators switching from coal to other fuel sources.
Congress continues to consider a variety of proposals to reduce GHG emissions from the combustion of coal and other fuels. These proposals include emission taxes, emission reductions, including “cap-and-trade” programs, and mandates or incentives to generate electricity by using renewable resources, such as wind or solar power. Some states have established programs to reduce GHG emissions.
The EPA has begun to establish a GHG regulation program under the CAA by issuing a finding that the emission of six GHG, including carbon dioxide and methane, may reasonably be anticipated to endanger public health and welfare. After issuing this finding, the EPA is proceeding to develop other regulations under the CAA, which could impact coal-fired power plants and reduce the demand for coal or increase our own energy costs.
The United States has not implemented the 1992 Framework Convention on Global Climate Change (“Kyoto Protocol”), which became effective for many countries on February 16, 2005. The Kyoto Protocol was intended to limit or reduce emissions of GHG, such as carbon dioxide. The United States has not ratified the emission targets of the Kyoto Protocol or any other GHG agreement. Because the Kyoto Protocol will expire in 2012, there have been efforts to reach an international agreement, including a meeting in Copenhagen, Denmark in December 2009, to construct a successor to the Kyoto Protocol. Even though the United States has not accepted these international GHG limiting treaties nor has it enacted domestic legislation to control GHG, numerous lawsuits and regulatory actions have been undertaken by states and environmental groups to try to force controls on the emission of carbon dioxide; or to prevent the construction of new coal-fired power plants. The implementation by the United States of an international agreement or the adoption of legislation to control GHG emissions, could have a materially adverse effect on the Company’s business, financial condition and results of operation.
NACoal has obtained all necessary permits under the CAA at all of its coal mining operations where it is responsible for permitting.
Clean Water Act
The Clean Water Act affects coal mining operations by establishing in-stream water quality standards and treatment standards for waste water discharge. Permits requiring regular monitoring, reporting and performance standards govern the discharge of pollutants into water.
Federal and state regulations establish standards for water quality. These regulations prohibit the diminution of water quality. Waters discharged from coal mines will be required to meet these standards. These federal and state requirements could require more costly water treatment and could materially adversely affect the Company’s business, financial condition and results of operation.
The Company believes NACoal has obtained all permits required under the Clean Water Act and corresponding state laws and is in compliance with such permits.
Bellaire Corporation, a wholly owned non-operating subsidiary of the Company (“Bellaire”), is treating mine water drainage from coal refuse piles associated with two former underground coal mines in Ohio and one former underground coal mine in Pennsylvania, and is treating mine water from a former underground coal mine in Pennsylvania. Bellaire anticipates that it will need to continue these activities indefinitely and has accrued a liability of $13.3 million as of December 31, 2009 related to these matters.
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
The extent of the liability and the cost of complying with environmental laws cannot be predicted with certainty due to the lack of specific information available with respect to many sites, the potential for new or changed laws and regulations and for the development of new remediation technologies and the uncertainty regarding the timing of work with respect to particular sites. As a result, the Company may incur material liabilities or costs related to environmental matters in the future, and such environmental liabilities or costs could adversely affect the Company’s results of operations and financial condition. In addition, there can be no assurance that changes in laws or regulations would not affect the manner in which NACoal is required to conduct its operations.
Competition
The coal industry competes with other sources of energy, particularly oil, gas, hydro-electric power and nuclear power. In addition, it competes with subsidized green energy projects, such as wind and solar projects. Among the factors that affect competition are the price and availability of oil and natural gas, environmental considerations, the time and expenditures required to develop new energy sources, the cost of transportation, the cost of compliance with governmental regulation of operations, the impact of federal and state energy policies and the current trend toward deregulation of energy markets. The ability of NACoal to market and develop its reserves will depend upon the interaction of these factors.
Based on industry information, NACoal believes it was one of the ten largest coal producers in the United States in 2009 based on total coal tons produced.
Employees
As of January 31, 2010, NACoal had approximately 1,500 employees, including approximately 1,000 employees at the unconsolidated mines. NACoal believes its current labor relations with employees are satisfactory.
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
Because NMHG conducts transactions in various foreign currencies, including the euro, the British pound, the Australian dollar, Brazilian real and the Japanese yen, its lift truck pricing is subject to the effects of fluctuations in the value of these foreign currencies and fluctuations in the related currency exchange rates. As a result, NMHG’s sales have historically been affected by, and may continue to be affected by, these fluctuations. In addition, exchange rate movements between currencies in which NMHG purchases materials and components and manufactures certain of its products and the currencies in which NMHG sells those products have been affected by and may continue to result in exchange losses that could materially reduce operating margins. Furthermore, NMHG’s hedging contracts may not offset current risks from changes in currency exchange rates.
The cost of raw materials used by NMHG’s products has and may continue to fluctuate, which could materially reduce the Company’s profitability.
At times, NMHG Wholesale has experienced significant increases in its materials costs, primarily as a result of global increases in industrial metals including steel, lead and copper and other commodity prices including rubber, as a result of increased demand and limited supply. NMHG manufactures products that include raw materials that consist of steel, rubber, copper, lead, castings and counterweights. NMHG also purchases parts provided by suppliers that are manufactured from castings and steel or contain lead. The cost of these parts is impacted by the same economic conditions that impact the cost of the parts that NMHG manufactures. The cost to manufacture lift trucks and related service parts has been and will continue to be affected by fluctuations in prices for these raw materials. If costs of these raw materials increase, the Company’s profitability could be reduced.
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
NMHG is subject to repurchase or recourse obligations with respect to financing arrangements of some of its customers.
Through arrangements with GECC and others, dealers and other customers are provided financing for new lift trucks in the United States and in major countries of the world outside of the United States. Through these arrangements, NMHG’s dealers and certain customers are extended credit for the purchase of lift trucks to be placed in the dealer’s floor plan inventory or the financing of lift trucks that are sold or leased to customers. For some of these arrangements, NMHG provides recourse or repurchase obligations such that it would become obligated in the event of default by the dealer or customer. Total amounts subject to these types of obligations at December 31, 2009 were $140.2 million. Generally, NMHG maintains a perfected security interest in the assets financed such that, in the event that it becomes obligated under the terms of the recourse or repurchase obligations, it may take title to the assets financed. NMHG cannot be certain, however, that the security interest will equal or exceed the amount of the recourse or repurchase obligations. In addition, NMHG cannot be certain that losses under the terms of the recourse or repurchase obligations will not exceed the reserves that it has set aside in its consolidated financial statements. The Company could incur a charge to earnings if its reserves prove to be inadequate, which could have a material adverse effect on the Company’s results of operations and liquidity for the period in which the charge is taken.
NMHG is subject to risks relating to its foreign operations.
Foreign operations represent a significant portion of NMHG’s business. NMHG expects revenue from foreign markets to continue to represent a significant portion of NMHG’s total revenue. NMHG owns or leases manufacturing facilities in Brazil, Italy, Mexico, The Netherlands and Northern Ireland, and owns interests in joint ventures with facilities in China, Japan, the Philippines and Vietnam. It also sells domestically produced products to foreign customers and sells foreign produced products to domestic customers. NMHG’s foreign operations are subject to additional risks, which include:
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

Sales of HBB’s products are related to consumer spending. Any downturn in the general economy or a shift in consumer spending away from small electric household appliances would adversely affect its business. In addition, the market for small electric household appliances is highly seasonal in nature. HBB often recognizes a substantial portion of its sales in the last half of the year. Accordingly, quarter-to-quarter comparisons of past operating results of HBB are meaningful, if at all, only when comparing equivalent time periods. The continued economic downturn and the decrease in consumer spending or a shift in consumer spending away from small electric household appliances may significantly reduce revenues and profitability.
HBB is dependent on key customers and the loss of, or significant decline in business from, one or more of its key customers could materially reduce its revenues and profitability and its ability to sustain or grow its business.
HBB relies on several key customers. Its five largest customers accounted for approximately 61%, 60% and 58% of revenues for the years ended December 31, 2009, 2008 and 2007, respectively. Wal-Mart accounted for approximately 38%, 40% and 37% of HBB’s revenues in 2009, 2008 and 2007, respectively. Although HBB has long-established relationships with many customers, it does not have any long-term supply contracts with these customers, and purchases are generally made using individual purchase orders. A loss of any key customer could result in significant decreases in HBB’s revenues and profitability and an inability to sustain or grow its business.
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
Because HBB’s suppliers are primarily based in China, international operations subject the Company to additional risks including, among others:
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
Sales of products sold at KC stores are subject to a number of factors related to consumer spending, including general economic conditions affecting disposable consumer income such as unemployment rates, business conditions, interest rates, levels of consumer confidence, energy prices, mortgage rates, the level of consumer debt and taxation. The weak economic environment, a worsening of the general economy or a shift in consumer spending will adversely affect KC’s business. In addition, KC often recognizes a substantial portion of its sales in the last half of the year. Accordingly, any economic downturn, decrease in consumer spending or a shift in consumer spending away from KC’s products could significantly reduce revenues and profitability.
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
North American Coal
Termination of long-term mining contracts could materially reduce the Company’s revenues and profitability.
Substantially all of NACoal’s revenues and profits are derived from long-term mining contracts. The contracts for certain of NACoal’s unconsolidated mines permit the customer under some conditions of default to acquire the assets or stock of the subsidiary for an amount roughly equal to book value. In one case, the customer may elect to acquire the stock of the subsidiary upon a specified period of prior notice, for any reason, in exchange for payments to NACoal on coal mined at that facility in the future. If any of NACoal’s long-term mining contracts were terminated, revenues and profitability could be materially reduced to the extent that NACoal is unable to find alternative customers at the same level of profitability.
NACoal’s unconsolidated mines are subject to risks created by changes in customer demand, inflationary adjustments and tax rates.
The contracts with the unconsolidated mines’ utility customers allow each mine to sell coal at a price based on actual cost plus an agreed pre-tax profit per ton or cost plus a management fee per ton. Unconsolidated mine customers pay on a cost-plus basis only for the coal they consume and use. As a result, reduced coal usage by customers, including, but not limited to, unanticipated weather conditions and scheduled and unscheduled power plant outages, could have an adverse impact on the Company’s results of operations. Because of the contractual price formulas for the sale of coal and mining services by these unconsolidated mines, the profitability of these operations is also subject to fluctuations in inflationary adjustments (or lack thereof) that can impact the per ton profit or management fee paid for the coal and taxes applicable to NACoal’s income on that coal. In addition, any changes in tax laws that eliminate benefits for percentage depletion would have a material adverse effect on the Company.
NACoal’s other mining operations, including its consolidated mining operations, are subject to risks created by its capital investment in the mines, the costs of mining the coal and the dragline mining equipment, in addition to risks created by changes in customer demand, inflationary adjustments and tax rates.
The consolidated mining operations are comprised of MLMC and San Miguel, dragline mining services, royalties from mineral leases to other mining companies and other activities. The profitability of these consolidated mining operations is subject to the risk of loss of its investment in these mining operations, as well as increases in the cost of mining the coal. At MLMC, the costs of mining operations are not passed on to its customer. As such, increased costs at MLMC could materially reduce NACoal’s profitability. NACoal’s operations are also subject to customer demand, including but not limited to fluctuations in demand due to unanticipated weather conditions, the emergence of unidentified adverse mining conditions, power plant outages, inflationary adjustments and tax risks described above with respect to its unconsolidated mines. In addition, any changes in tax laws that eliminate benefits for percentage depletion or eliminate the expensing of exploration and development costs would have a material adverse effect on the Company. These factors could materially reduce NACoal’s profitability.
Mining operations are vulnerable to weather and other conditions that are beyond NACoal’s control.
Many conditions beyond NACoal’s control can decrease the delivery, and therefore the use, of coal to NACoal’s customers. These conditions include weather, the emergence of unidentified adverse mining conditions, unexpected maintenance problems and increased costs of replacement parts which could significantly reduce the Company’s revenues and profitability.
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
The process of burning coal can cause many compounds and impurities in the coal to be released into the air; including sulfur dioxide, nitrogen oxides, mercury, particulate matter and others. The CAA and the corresponding state laws that extensively regulate the emissions of materials into the air affect coal mining operations both directly and indirectly. Direct impacts on coal mining operations occur through CAA permitting requirements and/or emission control requirements relating to air contaminants, especially, particulate matter. Indirect impacts on coal mining operations occur through regulation of the air emissions of sulfur dioxide, nitrogen oxides, mercury, particulate matter and other compounds emitted by coal-fired power plants. The EPA has imposed or attempted to impose tighter emission restrictions in a number of areas, some of which are currently subject to litigation while others are pending. The general effect of tighter restrictions could be to reduce demand for coal. Any reduction in coal’s share of the capacity for power generation could have a material adverse effect on the Company’s business, financial condition and results of operations.
States are required to submit to EPA revisions to their SIPs that demonstrate the manner in which the states will attain NAAQS every time a NAAQS is issued or revised by the EPA. The EPA has adopted NAAQS for several pollutants. In July 1997, the EPA adopted new, more stringent NAAQS for particulate matter that required some states to change their existing SIPs. Coal mining operations and coal-fired power plants that emit particulate matter are, therefore, affected by changes in the SIPs. In 2006, the EPA adopted a new NAAQS for particulate matter, which a number of states and environmental advocacy groups challenged as not sufficiently stringent to satisfy CAA requirements. In February 2009, the United States Court of Appeals for the District of Columbia Circuit agreed that the EPA had inadequately explained its decision regarding several aspects of these 2006 NAAQS and remanded those to the EPA for reconsideration. This process could lead to a more stringent NAAQS for particulate matter. In addition, in March 2008, the EPA also adopted a more stringent NAAQS for the ozone. NACoal’s coal mining operations and utility customers may be directly affected when the revisions to the SIPs are made and incorporate the new NAAQS for ozone and particulate matter. In addition to the SIP process, the CAA allows states to assert claims against sources in “upwind” states that allege emission sources, including coal-fired power plants, in the “upwind” states are preventing “downwind” states from attaining the applicable NAAQS. The new NAAQS for ozone and particulate matter and claims by “downwind” states may restrict NACoal’s ability to develop new mines or could require it to modify its existing operations. NACoal’s utility customers may also be required to install additional emission control equipment to meet the SIPs. The extent of the potential impact of the new NAAQS on the coal industry will depend on the policies and emission control strategies associated with the SIPs under the CAA but could have a material adverse effect on NACoal’s business, financial condition and the results of operations.
The Acid Rain Program required reductions of sulfur dioxide emissions from coal-fired power plants. The Acid Rain Program is now a mature program and the Company believes that any market impacts of the required controls have likely been factored into the coal market.
The EPA promulgated a regional haze program designed to protect and to improve visibility at and around Class I Areas, which are generally National Parks, National Wilderness Areas and International Parks. This program may restrict the construction of new coal-fired power plants whose operation may impair visibility at and around the Class I Areas. Additionally, the program requires certain existing coal-fired power plants to install additional control measures designed to limit haze-causing emissions, such as sulfur dioxide, nitrogen oxide and particulate matter. States were required to submit Regional Haze SIPs to the EPA by December 2007; however, many states did not meet that deadline.
In the late 1990s, the EPA filed lawsuits against many coal-fired power plants in the eastern United States alleging that the owners performed non-routine maintenance, causing increased emissions that should have triggered the application of these new source standards. Some of these lawsuits have been settled with the owners agreeing to install additional emission control devices in their coal-fired power plants. The remaining litigation and the uncertainty around the New Source Review Program rules could adversely impact demand for coal.
In March 2005, the EPA issued two related rules designed to significantly reduce levels of sulfur dioxide, nitrogen oxide and mercury: CAIR and CAMR. CAIR sets a “cap-and-trade” program in 28 states and the District of Columbia to establish emissions limits for sulfur dioxide and nitrogen oxide, by allowing utilities to buy and sell credits to assist in achieving compliance with the NAAQS for eight-hour ozone and particulates. CAMR is designed to reduce mercury emissions by nearly 70% by 2018 through a “cap-and-trade” program. Both rules have been challenged in numerous lawsuits. The United States

Court of Appeals for the District of Columbia vacated CAMR and remanded it to the EPA for reconsideration in February 2008. In February 2009, the EPA announced its intention to develop a technology-based standard to address mercury emissions rather than pursue the “cap-and-trade” approach of CAMR. The United States Court of Appeals for the District of Columbia vacated CAIR in July 2008, but subsequently remanded the matter to the EPA for reconsideration. The EPA is preparing its response to the remand, but the court did not impose a response date. Regardless of the outcome of litigation on either rule, stricter controls on emissions of sulfur dioxide, nitrogen oxide and mercury are likely. Any such controls may have an adverse impact on the demand for coal, which may have an adverse effect on the Company’s business, financial condition or results of operations.
The cost of controlling mercury emissions from coal combustion will be significant. NACoal’s utility customers may incur substantial costs in order to switch to other fuels which may require expensive modifications to their existing plants. If NACoal cannot offset the cost of mercury removal by lowering the costs of delivery of its coal on an energy equivalent basis, the Company’s business, financial condition and results of operations could be materially adversely effected.
Global climate change continues to attract considerable public and scientific attention and a considerable amount of legislative and regulatory attention in the United States. Congress is considering climate change legislation that would reduce GHG emissions, particularly from coal combustion by power plants. The EPA is also developing regulations to control GHG under the CAA without new legislation. Enactment of laws and passage of regulations regarding GHG emissions by the United States or some of its states, or other actions to limit carbon dioxide emissions, such as opposition by environmental groups to expansion or modification of coal-fired power plants, could result in electric generators switching from coal to other fuel sources.
Congress continues to consider a variety of proposals to reduce GHG emissions from the combustion of coal and other fuels. These proposals include emission taxes, emission reductions, including “cap-and-trade” programs, and mandates or incentives to generate electricity by using renewable resources, such as wind or solar power. Some states have established programs to reduce GHG emissions.
The EPA has begun to establish a GHG regulation program under the CAA by issuing a finding that the emission of six GHG, including carbon dioxide and methane, may reasonably be anticipated to endanger public health and welfare. After issuing this finding, the EPA is proceeding to develop other regulations under the CAA, which could impact coal-fired power plants and reduce the demand for coal or increase our own energy costs.
The United States has not implemented the Kyoto Protocol, which became effective for many countries on February 16, 2005. The Kyoto Protocol was intended to limit or reduce emissions of GHG, such as carbon dioxide. The United States has not ratified the emission targets of the Kyoto Protocol or any other GHG agreement. Because the Kyoto Protocol will expire in 2012, there have been efforts to reach an international agreement, including a meeting in Copenhagen, Denmark in December 2009, to construct a successor to the Kyoto Protocol. Even though the United States has not accepted these international GHG limiting treaties nor has it enacted domestic legislation to control GHG, numerous lawsuits and regulatory actions have been undertaken by states and environmental groups to try to force controls on the emission of carbon dioxide; or to prevent the construction of new coal-fired power plants. The implementation by the United States of an international agreement or the adoption of legislation to control GHG emissions, could have a materially adverse effect on the Company’s business, financial condition and results of operation.
Global climate change continues to attract considerable public and scientific attention and a considerable amount of legislative and regulatory attention in the United States. Congress is considering climate change legislation that would reduce GHG emissions, particularly from coal combustion by power plants. EPA is also developing regulations to control GHG under the CAA without new legislation; however, these draft regulations are not yet finalized. Enactment of laws and passage of regulations regarding greenhouse gas emissions by the United States or some of its states, or other actions to limit carbon dioxide emissions, could result in electric generators switching from coal to other fuel sources.
NACoal is subject to the high costs and risks involved in the development of new coal and dragline mining projects.
From time to time, NACoal seeks to develop new coal and dragline mining projects. The costs and risks associated with such projects can be substantial. In addition, any changes in tax laws that eliminate the expensing of exploration and development costs will increase the cost of building a mine and make the cost of coal less competitive with other power generation fuels.
General
The current economic environment may adversely affect the availability and cost of credit and business and consumer spending patterns.
The ability of the Company’s subsidiaries to make scheduled payments or to refinance their obligations with respect to indebtedness will depend on their operating and financial performance and credit availability, which in turn are subject to the weak economic conditions. The economic recession, subprime mortgage crisis, decline in housing markets and disruptions in the financial markets, including the bankruptcy, restructuring, sale or acquisition of major financial institutions, may adversely affect the availability of credit already arranged, and the availability and cost of credit in the future. In the event that the Company’s subsidiaries seek to refinance or modify existing financial arrangements with their lenders, there is no assurance that such creditors will agree to refinance or to modify existing arrangements on acceptable terms or at all. The disruptions in the financial markets has had an adverse effect on the United States and world economies, which has and may continue to negatively affect business and consumer spending patterns. These disruptions could result in continued reductions in sales of the Company’s subsidiaries’ products and services, reductions in asset values, longer sales cycles, and increased price competition, as well as reductions in the borrowing base under the credit facilities of the Company’s subsidiaries. There can be no assurances that U.S. and non-U.S. governmental responses to the economic recession and disruptions in the financial markets will restore business or consumer confidence, stabilize the markets or increase liquidity and the availability of credit.
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
B. NMHG
      1. NMHG Wholesale
The following table presents the principal assembly, manufacturing, distribution and office facilities that NMHG owns or leases for use in the wholesale operations:

Owned/
Region	Facility Location	Leased	Function(s)

Americas	Berea, Kentucky	Owned	Assembly of lift trucks and manufacture of component parts

	Danville, Illinois	Owned	Americas parts distribution center

	Greenville, North Carolina	Owned	Divisional headquarters and marketing and sales operations for Hyster® and Yale® in Americas; Americas warehouse development center; assembly of lift trucks and manufacture of component parts

	Fairview, Oregon	Owned	Counterbalanced development center for design and testing of lift trucks, prototype equipment and component parts

	Portland, Oregon	Leased	Global executive administrative center

	Ramos Arizpe, Mexico	Owned	Manufacture of component parts for lift trucks

	Sao Paulo, Brazil	Owned	Assembly of lift trucks and marketing operations for Brazil

	Sulligent, Alabama	Owned	Manufacture of component parts for lift trucks

Owned/
Region	Facility Location	Leased	Function(s)

Europe	Craigavon, Northern Ireland	Owned	Manufacture of lift trucks; cylinder and transmission assembly; mast fabrication and assembly for Europe

	Fleet, England	Leased	European executive center; marketing and sales operations for Hyster® and Yale® in Europe

	Irvine, Scotland	Leased	European administrative center

	Masate, Italy	Leased	Assembly of lift trucks; European warehouse development center

	Nijmegen, The Netherlands	Owned	Big trucks development center; manufacture and assembly of big trucks and component parts; European parts distribution center

Asia-Pacific	Shanghai, China	Owned (1)	Assembly of lift trucks by Shanghai Hyster joint venture

	Sydney, Australia	Leased	Divisional headquarters and sales and marketing for Asia-Pacific; Asia-Pacific parts distribution center

India	Pune, India	Leased	Engineering design services

(1)	This facility is owned by Shanghai Hyster Forklift Ltd., NMHG’s Chinese joint venture company.
SN’s operations are supported by five facilities. SN’s headquarters are located in Obu, Japan at a facility owned by SN. The Obu facility also has assembly and distribution capabilities. In Cavite, the Philippines and Hanoi, Vietnam, SN owns facilities for the manufacture of components for SN products. SN also has one wholly-owned and seven partially-owned dealerships in Japan.
     2. NMHG Retail
As of January 31, 2010, NMHG Retail’s three dealer operations were in six locations. Of these locations, three were in Europe and three were in Asia-Pacific, as shown below:

Europe	Asia-Pacific
United Kingdom (3)	Australia (2)
Singapore (1)
Dealer locations generally include facilities for displaying equipment, storing rental equipment, servicing equipment, aftermarket parts storage and sales and administrative offices. NMHG leases all six locations. Some of the leases were entered into or assumed in connection with acquisitions and many of the lessors under these leases are former owners of businesses that NMHG acquired.
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
D. The Kitchen Collection
KC currently leases its corporate headquarters building, the KC warehouse/distribution facility and two retail stores in Chillicothe, Ohio. KC also currently leases the LGC distribution center in Circleville, Ohio. KC leases the remainder of its retail stores. A typical Kitchen Collection® store is approximately 3,000 square feet and a typical Le Gourmet Chef® store is approximately 4,300 square feet.
E. NACoal
NACoal currently leases its corporate headquarters office space in Dallas, Texas. NACoal’s proven and probable coal reserves and deposits (owned in fee or held under leases, which generally remain in effect until exhaustion of the reserves if mining is in progress) are estimated at approximately 2.2 billion tons (including the unconsolidated project mining subsidiaries), all of which are lignite coal deposits, except for approximately 28.6 million tons of bituminous coal. Reserves are estimates of quantities of coal, made by NACoal’s geological and engineering staff, which are considered mineable in the future using existing operating methods. Developed reserves are those which have been allocated to mines which are in operation; all other reserves are classified as undeveloped. Information concerning mine type, reserve data and coal quality characteristics for NACoal’s properties are set forth on the table on page 11 under “Item 1. Business — C. North American Coal — Sales, Marketing and Operations.”
Item 3. LEGAL PROCEEDINGS
Neither the Company nor any of its subsidiaries is a party to any material legal proceeding other than ordinary routine litigation incidental to its respective business.
Item 4. RESERVED

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
EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Current Position	Other Positions

Alfred M. Rankin, Jr.	68	Chairman, President and Chief Executive Officer of NACCO (from prior to 2005), Chairman of NMHG (from October 2008), Chairman of HBB (from January 2010), Chairman of KC (from January 2010), Chairman of NACoal (from February 2010)

Charles A. Bittenbender	60	Vice President, General Counsel and Secretary of NACCO (from prior to 2005), Vice President, General Counsel and Secretary of NMHG (from October 2008)

J.C. Butler, Jr.	49	Vice President — Corporate Development and Treasurer of NACCO (from prior to 2005), Senior Vice President — Project Development and Administration of NACoal (from January 2010)	From May 2008 to January 2010, Senior Vice President — Project Development of NACoal.

Mary D. Maloney	48	Assistant General Counsel (from October 2005) and Assistant Secretary of NACCO (from May 2007)	From prior to 2005 to October 2005, Partner, Jones Day (law firm).

Lauren E. Miller	55	Vice President — Consulting Services of NACCO (from prior to 2005), Senior Vice-President, Marketing and Consulting of NMHG (from October 2008)

Kenneth C. Schilling	50	Vice President and Controller of NACCO (from prior to 2005), Vice President and Chief Financial Officer of NMHG (from October 2008)

Suzanne S. Taylor	47	Associate General Counsel and Assistant Secretary of NACCO (from December 2008)	From April 2007 to December 2008, Vice President, General Counsel and Chief Compliance Officer, Keithley Instruments, Inc. (developer, manufacturer and marketer of electronic instruments). From January 2006 to April 2007, Assistant General Counsel, Platinum Equity, LLC (a private equity firm). From prior to 2005 to November 2005, Senior Vice President, General Counsel, SourceOne Healthcare Technologies Inc., a Platinum Equity Company (distributor of imaging equipment).

PRINCIPAL OFFICERS OF THE COMPANY’S SUBSIDIARIES
A. NMHG

Name	Age	Current Position	Other Positions

Michael P. Brogan	59	President and Chief Executive Officer of NMHG (from June 2006)	From October 2005 to June 2006, Executive Vice President of NMHG. From prior to 2005 to October 2005, Senior Vice President, International Operations and Development of NMHG.

Daniel P. Gerrone	60	Controller of NMHG (from prior to 2005)

Jeffrey C. Mattern	57	Treasurer of NMHG (from prior to 2005)

Ralf A. Mock	54	Managing Director, Europe, Africa and Middle East of NMHG (from February 2006)	From January 2005 to February 2006, Independent Business Consultant. From prior to 2005 to January 2005, President, Villeroy & Boch AG (an international industrial enterprise).

James M. Phillips	61	Vice President, Human Resources of NMHG (from prior to 2005)

Rajiv K. Prasad	46	Vice President, Global Product Development of NMHG (from July 2007)	From November 2005 to July 2007, Vice President, Global Product Development, International Truck and Engine Corporation (an industrial company). From prior to 2005 to November 2005, Director, Engineering, International Truck and Engine Corporation (an industrial company).

Victoria L. Rickey	57	Vice President, Asia-Pacific of NMHG (from October 2008)	From February 2006 to October 2008, Vice President, Chief Marketing Officer of NMHG. From October 2005 to February 2006, Vice President, Marketing of NMHG. From prior to 2005 to October 2005, Vice President, Marketing and Retail Operations, EAME of NMHG.

Michael E. Rosberg	60	Vice President, Global Supply Chain of NMHG (from November 2006)	From May 2005 to February 2006, Vice President of Supply Chain Management, Brunswick Boat Group (an industrial company). From prior to 2005 to May 2005, Vice President of International Procurement, Maytag Corporation (an international industrial enterprise).

Michael K. Smith	65	Vice President, Finance and Information Systems of NMHG (from October 2008)	From prior to 2005 to October 2008, Vice President, Finance and Information Systems and Chief Financial Officer of NMHG.

Colin Wilson	55	Vice President and Chief Operating Officer of NMHG (from October 2005)	From prior to 2005 to October 2005, Vice President of NMHG; President, Americas of NMHG.

PRINCIPAL OFFICERS OF THE COMPANY’S SUBSIDIARIES
     B. HBB

Name	Age	Current Position	Other Positions

Gregory H. Trepp	48	President and Chief Executive Officer of HBB (from January 2010), Chief Executive Officer of KC (from January 2010)	From June 2008 to January 2010, Vice President, Global Marketing of HBB. From prior to 2005 to June 2008, Vice President, Marketing of HBB. From April 2009 to January 2010, Interim President and Chief Executive Officer of KC.

Keith B. Burns	53	Vice President — Engineering and Information Technology of HBB (from June 2008)	From prior to 2005 to June 2008, Vice President — Engineering and New Product Development of HBB.

Kathleen L. Diller	58	Vice President, General Counsel and Secretary of HBB (from May 2007)	From June 2006 to May 2007, Vice President, General Counsel and Human Resources, and Secretary of HBB. From February 2005 to June 2006, Vice President, General Counsel and Human Resources of HBB. From prior to 2005 to February 2005, Vice President, General Counsel and Secretary of HBB.

Gregory E. Salyers	49	Senior Vice President, Global Operations of HBB (from January 2010)	From May 2007 to January 2010, Vice President, Global Operations of HBB. From February 2005 to May 2007, Vice President — Operations and Information Systems of HBB. From prior to 2005 to February 2005, Vice President — Operations of HBB.

James H. Taylor	52	Vice President, Chief Financial Officer and Treasurer of HBB (from January 2007)	From February 2005 to January 2007, Vice President — Finance and Treasurer of HBB. From prior to 2005 to February 2005, Vice President — Treasurer of HBB.

R. Scott Tidey	45	Senior Vice President, North American Sales and Marketing of HBB (from January 2010)	From July 2008 to January 2010, Vice President, North America Sales of HBB. From March 2007 to July 2008, Vice President, U.S. Consumer Sales of HBB. From January 2005 to March 2007, Vice President, International and National Account Sales of HBB. From prior to 2005 to January 2005, Vice President, National Account Sales of HBB.
     C. KC

Name	Age	Current Position	Other Positions

Robert A. LeBrun, Jr.	53	President of KC (from January 2010)	From February 2009 to January 2010, Senior Vice President, General Merchandise Manager of KC. From prior to 2005 to January 2009, Vice President, Divisional Merchandise Manager, Linens ‘n Things, Inc. (an international retailer).

PRINCIPAL OFFICERS OF THE COMPANY’S SUBSIDIARIES
     D. NACOAL

Name	Age	Current Position	Other Positions

Robert L. Benson	62	President and Chief Executive Officer of NACoal (from March 2006)	From September 2005 to March 2006, Executive Vice President and Chief Operating Officer of NACoal. From prior to 2005 to September 2005, Vice President — Eastern and Southern Operations of NACoal; General Manager of MLMC.

Bob D. Carlton	52	Vice President and Chief Financial Officer of NACoal (from May 2008)	From March 2005 to May 2008, Vice President — Financial Services of NACoal. From prior to 2005 to June 2006, Controller of NACoal. From prior to 2005 to March 2005, Director of Tax of NACoal.

Douglas L. Darby	58	Vice President — Southern Operations of NACoal (from May 2008)	From June 2006 to May 2008, Vice President — Engineering and Eastern Operations of NACoal. From prior to 2005 to June 2006, President of Sabine.

Michael J. Gregory	62	Vice President — Engineering, Human Resources and International Operations of NACoal (from May 2008)	From June 2006 to May 2008, Vice President — Southern Operations and Human Resources of NACoal. From prior to 2005 to June 2006, General Manager of San Miguel.

K. Donald Grischow	62	Treasurer of NACoal (from prior to 2005)

Thomas A. Koza	63	Vice President — Law and Administration, and Secretary of NACoal (from prior to 2005)

John R. Pokorny	54	Controller of NACoal (from October 2009)	From June 2006 to October 2009, Director of Accounting and Financial Planning of NACoal. From prior to 2005 to June 2006, Accounting Manager of NACoal.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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

	2009
	Sales Price		Cash
	High	Low	Dividend
First quarter	$41.71	$13.66	51.50¢
Second quarter	$44.80	$25.59	51.75¢
Third quarter	$63.09	$27.09	51.75¢
Fourth quarter	$73.54	$47.91	51.75¢

	2008
	Sales Price		Cash
	High	Low	Dividend
First quarter	$107.00	$68.84	50.00¢
Second quarter	$95.46	$74.35	51.50¢
Third quarter	$125.50	$70.43	51.50¢
Fourth quarter	$95.22	$25.88	51.50¢
At December 31, 2009, there were approximately 850 Class A common stockholders of record and approximately 200 Class B common stockholders of record. See Note 19 to Consolidated Financial Statements contained elsewhere in this Form 10-K for a discussion of the amount of NACCO’s investment in subsidiaries that was restricted at December 31, 2009.
Sales of Unregistered Company Stock
Pursuant to the Non-Employee Directors’ Equity Compensation Plan, the Company issued an aggregate of 6,399 shares of its Class A common stock on January 1, 2009, April 1, 2009, July 1, 2009 and October 1, 2009 for payment of a portion of the directors’ annual retainer fee. In addition, pursuant to the terms of such plan, directors may elect to receive shares of Class A common stock in lieu of cash for up to 100% of the balance of their annual retainer, meeting attendance fees and any committee chairman’s fees. An aggregate of 1,891 shares of Class A common stock were issued under voluntary elections on January 1, 2009, April 1, 2009, July 1, 2009 and October 1, 2009. The issuance of these unregistered shares qualifies as an exempt transaction pursuant to Section 4(2) of the Securities Act of 1933.
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

				(d)
				Maximum
				Number of Shares
			(c)	(or Approximate
	(a)		Total Number of	Dollar Value) that
	Total Number	(b)	Shares Purchased as	May Yet Be
	of Shares	Average Price	Part of the Publicly	Purchased Under
Period	Purchased	Paid per Share	Announced Program	the Program (1)
Month #1 (October 1 to 31, 2009)	0	0	0	$100,000,000
Month #2 (November 1 to 30, 2009)	0	0	0	$100,000,000
Month #3 (December 1 to 31, 2009)	0	0	0	$100,000,000

Total	0	0	0	$100,000,000

(1)	On November 15, 2007, the Company announced that its Board of Directors had authorized a stock repurchase program (the “Program”). Under the terms of the Program, the Company may repurchase up to a total of $100.0 million of shares of the Company’s Class A Common Stock. The Company may repurchase shares on the open market or in privately negotiated transactions, including block trades. During the fourth quarter of 2009, the Company did not make any purchases under the terms of the Program. The Program terminated on December 31, 2009.

Item 6.	SELECTED FINANCIAL DATA

	Year Ended December 31
	2009	2008(1)	2007	2006	2005
	(In millions, except per share data)
Operating Statement Data:
Revenues	$2,310.6	$3,665.1	$3,590.0	$3,327.6	$3,144.2
Operating profit (loss)	$59.1	$(389.5)	$139.2	$171.1	$107.9
Income (loss) from continuing operations	$8.4	$(439.7)	$89.7	$90.5	$56.9
Discontinued operations, net-of-tax(2)	22.6	2.3	0.6	2.8	1.4
Extraordinary gain, net-of-tax(3)	—	—	—	12.8	4.7

Net income (loss)	$31.0	$(437.4)	$90.3	$106.1	$63.0
Net (income) loss attributable to noncontrolling interest	0.1	(0.2)	0.1	0.7	0.1

Net income (loss) attributable to stockholders	$31.1	$(437.6)	$90.4	$106.8	$63.1

Amounts Attributable to Stockholders
Income (loss) from continuing operations, net of tax	$8.5	$(439.9)	$89.8	$91.2	$57.0
Discontinued operations, net of tax(2)	22.6	2.3	0.6	2.8	1.4
Extraordinary gain, net of tax(3)	—	—	—	12.8	4.7

Net income (loss) attributable to stockholders	$31.1	$(437.6)	$90.4	$106.8	$63.1

Basic earnings (loss) per share attributable to stockholders:
Continuing operations	$1.03	$(53.12)	$10.87	$11.07	$6.93
Discontinued operations (2)	2.72	0.28	0.07	0.34	0.17
Extraordinary gain (3)	—	—	—	1.56	0.57

Basic earnings (loss) per share	$3.75	$(52.84)	$10.94	$12.97	$7.67

Diluted earnings (loss) per share attributable to stockholders:
Continuing operations	$1.03	$(53.12)	$10.86	$11.06	$6.93
Discontinued operations (2)	2.72	0.28	0.07	0.34	0.17
Extraordinary gain (3)	—	—	—	1.56	0.57

Diluted earnings (loss) per share	$3.75	$(52.84)	$10.93	$12.96	$7.67

	Year Ended December 31
	2009	2008(1)	2007	2006	2005
	(In millions, except per share and employee data)
Balance Sheet Data at December 31:
Total assets	$1,488.7	$1,687.9	$2,427.3	$2,154.5	$2,091.6
Long-term debt	$377.6	$400.3	$439.3	$359.9	$406.2
Stockholders’ equity	$396.6	$356.7	$891.4	$791.3	$700.9

Cash Flow Data:
Provided by operating activities	$157.0	$4.9	$81.4	$173.5	$75.2
Provided by (used for) investing activities	$23.1	$(71.4)	$(59.9)	$(35.3)	$(56.3)
Provided by (used for) financing activities	$(64.1)	$(83.2)	$64.4	$(105.8)	$(1.8)

Other Data:
Per share data:
Cash dividends	$2.068	$2.045	$1.980	$1.905	$1.848
Market value at December 31	$49.80	$37.41	$99.69	$136.60	$117.15
Stockholders’ equity at December 31	$47.82	$43.05	$107.80	$96.05	$85.21

Actual shares outstanding at December 31	8.294	8.286	8.269	8.238	8.226
Basic weighted average shares outstanding	8.290	8.281	8.263	8.234	8.223
Diluted weighted average shares outstanding	8.296	8.281	8.272	8.242	8.226
Total employees at December 31(4)	8,600	9,500	10,600	11,300	11,100

(1)	During the fourth quarter of 2008, the Company’s stock price significantly declined compared with previous periods and the Company’s market value of equity was below its book value of tangible assets and the book value of equity. The Company performed an interim impairment test, which indicated that goodwill and certain other intangibles were impaired at December 31, 2008. Therefore, the Company recorded a non-cash impairment charge of $435.7 million during the fourth quarter of 2008.

(2)	During 2009, NACoal completed the sale of certain assets of the Red River Mining Company (“Red River”). The results of operations of Red River are reflected as discontinued operations in the table above.

(3)	An extraordinary gain was recognized in 2006 and 2005 as a result of a reduction to Bellaire Corporation’s estimated closed mine obligations relating to amounts owed to the United Mine Workers of America Combined Benefit Fund arising as a result of the Coal Industry Retiree Health Benefit Act of 2006.

(4)	Includes employees of the unconsolidated mines and excludes employees of Red River.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
OVERVIEW
NACCO Industries, Inc. (the parent company or “NACCO”) and its wholly owned subsidiaries (collectively, the “Company”) operate in the following principal industries: lift trucks, small appliances, specialty retail and mining. Results of operations and financial condition are discussed separately by segment, which corresponds with the industry groupings. The Company manages its lift truck operations as two reportable segments: wholesale manufacturing (“NMHG Wholesale”) and retail distribution (“NMHG Retail”). Results by segment are also summarized in Note 17 to the Consolidated Financial Statements contained elsewhere in this Form 10-K.
NMHG Holding Co. (“NMHG”) designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names, primarily to independent and wholly owned Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, The Netherlands, China, Italy, Japan, Mexico, the Philippines, Vietnam and Brazil. Hamilton Beach Brands, Inc. (“HBB”) is a leading designer, marketer and distributor of small electric household appliances primarily in the United States, Canada and Mexico, as well as commercial products for restaurants, bars and hotels. The Kitchen Collection, Inc. (“KC”) is a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States. The North American Coal Corporation and its affiliated coal companies (collectively, “NACoal”) mine and market coal primarily as fuel for power generation and provide selected value-added mining services for other natural resources companies in the United States. Coal is delivered from NACoal’s mines in Louisiana, Mississippi, North Dakota and Texas to adjacent or nearby power plants. Dragline mining services are provided for independently owned limerock quarries in Florida.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities (if any). On an ongoing basis, the Company evaluates its estimates based on historical experience, actuarial valuations and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.
Due to the continuing challenging economic conditions of the global economy that have adversely affected all industries, the Company has placed increased emphasis on monitoring the risks associated with the current economic environment, particularly the collectability of receivables, the fair value of assets and the Company’s liquidity. The Company will continue to monitor the risks associated with the current economic environment and any effect on the Company’s results.
The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.
Revenue recognition: Revenues are generally recognized when title transfers and risk of loss passes as customer orders are completed and shipped. For NMHG’s National Account customers, revenue is recognized upon customer acceptance. National Account customers are large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. Under its mining contracts, the Company recognizes revenue as the coal or limerock is delivered. Reserves for discounts and returns are maintained for anticipated future claims. The accounting policies used to develop these product discounts and returns include:
Product discounts: The Company records estimated reductions to revenues for customer programs and incentive offerings, including special pricing agreements, price competition, promotions and other volume-based incentives. At NMHG, lift truck sales revenue is recorded net of projected discounts. The estimated discount amount is based upon historical trends for each truck model. In addition to standard discounts, dealers can also request additional discounts that allow them to offer price concessions to customers. From time to time, NMHG offers special incentives to increase retail share or dealer stock and offers certain customers volume rebates if a specified cumulative level of purchases is obtained. At HBB, net sales represent gross sales less cooperative advertising, negotiated price allowances based primarily on volume purchasing levels, estimated returns and allowances for defective products. At KC, retail markdowns are incorporated into KC’s retail method of accounting for cost of sales. If market conditions were to decline or if competition was to increase, the Company may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenues at the time the incentive is offered. If the Company’s estimates of customer programs and incentives were one percent higher than the levels offered during 2009, the reserves for product discounts would increase and revenue would be reduced by $0.1 million. The Company’s past results of operations have not been materially affected by a change in the estimate of product discounts and although

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change its estimates in the future.
Product returns: Products generally are not sold with the right of return. However, based on the Company’s historical experience, a portion of products sold are estimated to be returned due to reasons such as buyer remorse, duplicate gifts received, product failure and excess inventory stocked by the customer which, subject to certain terms and conditions, the Company will agree to accept. The Company records estimated reductions to revenues at the time of sale based on this historical experience and the limited right of return provided to certain customers. If future trends were to change significantly from those experienced in the past, incremental reductions to revenues may result based on this new experience. If the Company’s estimate of average return rates for each type of product sold were to increase by one percent over historical levels, the reserves for product returns would increase and revenues would be reduced by $0.1 million. The Company’s past results of operations have not been materially affected by a change in the estimate of product returns and although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change its estimates in the future.
Retirement benefit plans: The Company maintains various defined benefit pension plans that provide benefits based on years of service and average compensation during certain periods. Pension benefits for all parent company, HBB and NACoal employees in the United States, excluding certain project mining subsidiary employees, have been frozen since at least 2004. Pension benefits were frozen for employees covered under NMHG’s U.S. plans, except for those NMHG employees in the United States participating in collective bargaining agreements, in 1996. Pension benefits for the remaining NMHG collectively-bargained employees were frozen effective December 31, 2009. As a result, no employees in the United States, other than certain project mining subsidiary employees, will earn retirement benefits under defined benefit pension plans after December 31, 2009. Effective January 1, 2009, pension benefits for HBB employees in Canada were frozen. Only certain grandfathered NMHG employees in the United Kingdom and the Netherlands still earn retirement benefits under defined benefit pension plans. All other eligible employees of the Company, including employees whose pension benefits are frozen, receive retirement benefits under defined contribution retirement plans. The Company’s policy is to periodically make contributions to fund the defined benefit pension plans within the range allowed by applicable regulations. The defined benefit pension plan assets consist primarily of publicly traded stocks and government and corporate bonds. There is no guarantee the actual return on the plans’ assets will equal the expected long-term rate of return on plan assets or that the plans will not incur investment losses.
The expected long-term rate of return on defined benefit plan assets reflects management’s expectations of long-term rates of return on funds invested to provide for benefits included in the projected benefit obligations. The Company has established the expected long-term rate of return assumption for plan assets by considering historical rates of return over a period of time that is consistent with the long-term nature of the underlying obligations of these plans. The historical rates of return for each of the asset classes used by the Company to determine its estimated rate of return assumption were based upon the rates of return earned by investments in the equivalent benchmark market indices for each of the asset classes.
Changes to the estimate of any of these factors could result in a material change to the Company’s pension obligation causing a related increase or decrease in reported net operating results in the period of change in the estimate. Because the 2009 assumptions are used to calculate 2010 pension expense amounts, a one percentage-point change in the expected long-term rate of return on plan assets would result in a change in pension expense for 2010 of approximately $2.0 million for the plans. A one percentage-point increase or decrease in the discount rate would have lowered by approximately $2.7 million or raised by approximately $2.4 million, respectively, the plans’ 2010 expense and would have lowered by approximately $30.6 million or raised by approximately $36.7 million the plans’ projected benefit obligation as of the end of 2009.
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
Company’s estimates regarding the magnitude of claims are affected by changes in assumptions regarding medical costs, inflation rates and trends in damages awarded by juries. Changes in the Company’s assumptions regarding any one of these factors could result in a change in the estimate of the magnitude of claims. A one percent increase in the estimate of the number of claims or the magnitude of claims would increase the Company’s product liability reserve and reduce operating profit by approximately $0.2 million. During 2007, as part of its periodic review of product liability estimates, the Company reduced its product liability accrual by $6.7 million. This change in estimate was based upon historical trends identified within recent favorable claim settlement experience that indicated both the frequency and severity of claim estimates should be reduced. The reduction in the product liability accrual was primarily the result of a reduction in the estimate of the number of claims that had been incurred but not reported and the average cost per claim. This adjustment was not necessarily indicative of trends or adjustments that may be required in the future to adjust the product liability accrual and although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change our estimates in the future.
Self-insurance liabilities: The Company is generally self-insured for product liability, environmental liability, medical claims, certain workers’ compensation claims and certain closed mine liabilities. For product liability, catastrophic insurance coverage is retained for potentially significant individual claims. An estimated provision for claims reported and for claims incurred but not yet reported under the self-insurance programs is recorded and revised periodically based on industry trends, historical experience and management judgment. In addition, industry trends are considered within management’s judgment for valuing claims. Changes in assumptions for such matters as legal judgments and settlements, inflation rates, medical costs and actual experience could cause estimates to change in the near term. Changes in any of these factors could materially change the Company’s estimates for these self-insurance obligations causing a related increase or decrease in reported net operating results in the period of change in the estimate.
Product warranties: The Company provides for the estimated cost of product warranties at the time revenues are recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, labor costs and replacement component costs incurred in correcting a product failure. If actual product failure rates, labor costs or replacement component costs differ from the Company’s estimates, which are based on historical failure rates and consideration of known trends, revisions to the estimate of the cost to correct product failures would be required. If the Company’s estimate of the cost to correct product failures were to increase by one percent over 2009 levels, the reserves for product warranties would increase and additional expense of $0.4 million would be incurred. The Company’s past results of operations have not been materially affected by a change in the estimate of product warranties and although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change its estimates in the future.
Deferred tax valuation allowances: The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. A valuation allowance has been provided against certain deferred tax assets related to non-U.S. and U.S. state jurisdictions including net operating and capital loss carryforwards. Management believes the valuation allowances are adequate after considering future taxable income, allowable carryforward periods and ongoing prudent and feasible tax planning strategies. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount (including the valuation allowance), an adjustment to the valuation allowance would increase income in the period such determination was made. Conversely, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the valuation allowance would be expensed in the period such determination was made.
See Note 15 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company’s income taxes.
Inventory reserves: The Company writes down its inventory to the lower of cost or market, which includes an estimate for obsolescence or excess inventory based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve for impaired value is relieved to ensure that the cost basis of the inventory reflects any write-downs. An impairment in value of one percent of net inventories would result in additional expense of approximately $3.4 million.
Allowances for doubtful accounts: The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $3.2 million.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
CONSOLIDATED FINANCIAL SUMMARY
Selected consolidated results of the Company were as follows:

	2009	2008 (2)	2007
Consolidated results:
Income (loss) from continuing operations attributable to stockholders	$8.5	$(439.9)	$89.8
Discontinued operations, net-of-tax (1)	22.6	2.3	0.6

Net income (loss) attributable to stockholders	$31.1	$(437.6)	$90.4

Basic earnings (loss) per share
Income (loss) from continuing operations attributable to stockholders	$1.03	$(53.12)	$10.87
Discontinued operations, net-of-tax (1)	2.72	0.28	0.07

Basic earnings (loss) per share	$3.75	$(52.84)	$10.94

Diluted earnings (loss) per share
Income (loss) from continuing operations attributable to stockholders	$1.03	$(53.12)	$10.86
Discontinued operations, net-of-tax (1)	2.72	0.28	0.07

Diluted earnings (loss) per share	$3.75	$(52.84)	$10.93

(1)	During 2009, NACoal completed the sale of certain assets of the Red River Mining Company (“Red River”). The results of operations of Red River are reflected as discontinued operations.

(2)	During the fourth quarter of 2008, the Company’s stock price significantly declined compared with previous periods and the Company’s market value of equity was below the book value of tangible assets and the book value of equity. The Company performed an interim impairment test, which indicated that goodwill and certain other intangibles were impaired at December 31, 2008. Therefore, the Company recorded a non-cash impairment charge of $435.7 million during the fourth quarter of 2008.
The following table identifies, by operating segment, the components of change for 2009 compared with 2008:

			Income (Loss)	Net Income
		Operating	from Continuing	(Loss) Attributable
	Revenues	Profit (Loss)	Operations	to Stockholders
2008	$3,665.1	$(389.5)	$(439.7)	$(437.6)

Increase (decrease) in 2009
NMHG	(1,349.1)	312.8	332.6	332.9
HBB	(31.7)	111.2	99.4	99.4
KC (net of eliminations)	12.1	18.9	13.9	13.9
NACoal	14.2	12.8	10.8	31.1
NACCO and Other	—	(7.1)	(8.6)	(8.6)

2009	$2,310.6	$59.1	$8.4	$31.1

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
CONSOLIDATED INCOME TAXES
The Company’s income tax provision includes U.S. federal, state and local, and foreign income taxes. In determining the effective income tax rate, the Company analyzes various factors, including the Company’s annual earnings, taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the Company’s ability to use tax credits, net operating loss carryforwards and capital loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates, certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the effective income tax rate.
The Company continually evaluates its deferred tax assets to determine if a valuation allowance is required. A valuation allowance is required where realization is determined to no longer meet the “more likely than not” standard. During 2008 and continuing into 2009, significant downturns were experienced in NMHG’s major markets. The significant decrease in the operations, and certain actions taken by management to reduce NMHG’s manufacturing capacity to more appropriate levels, resulted in a three-year cumulative loss for each of NMHG’s Australian, European and U.S. operations. Although NMHG projects earnings over the longer term for the operations, such longer-term forecasts cannot be utilized to support the future utilization of deferred tax assets when a three-year cumulative loss is present. Accordingly, in 2009, NMHG recorded, as a discrete adjustment, additional valuation allowances against the accumulated deferred tax assets with respect to its European operations of $1.1 million. In addition, during 2008, NMHG recorded, as a discrete adjustment, a valuation allowance against the accumulated deferred tax assets for its Australian, other European operations and certain U.S. state taxing jurisdictions of $10.7 million, $15.3 million and $3.8 million, respectively.
The establishment of a valuation allowance does not have an impact on cash, nor does such an allowance preclude the Company from using its loss carryforwards or other deferred tax assets in future periods. Generally, the tax net operating losses that comprise the Australian and the substantial portion of the European deferred tax assets do not expire under local law and the U.S. state taxing jurisdictions provide for a carryforward period of up to 20 years.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
A reconciliation of the Company’s consolidated federal statutory and effective income tax is as follows for the years ended December 31:

	2009	2008	2007

Income (loss) before income taxes	$28.9	$(421.0)	$114.0

Statutory taxes at 35%	$10.1	$(147.4)	$39.9

Discrete items:
NMHG basis difference in foreign stock	(11.9)	—	—
NMHG unremitted foreign earnings	10.1	—	—
NMHG valuation allowance	1.1	29.8	2.2
NMHG settlements	0.1	(1.3)	(1.6)
HBB settlements	(0.4)	(1.2)	—
NMHG recognition of previously generated capital losses	—	—	(2.5)
NACCO and Other recognition of previously generated capital losses	—	—	1.6
Other	(1.6)	(1.8)	(1.9)

	(2.6)	25.5	(2.2)

Other permanent items:
Valuation allowance	16.4	2.8	(6.9)
NACoal percentage depletion	(6.5)	(5.7)	(7.3)
Foreign tax rate differential	(3.1)	(5.9)	(2.4)
Goodwill impairment	—	148.8	—
NMHG equity interest earnings	1.2	(0.8)	(1.5)
Other	5.0	1.4	3.8

	13.0	140.6	(14.3)

Income tax provision	$20.5	$18.7	$23.4

Effective income tax rate	70.9%	(a )	20.5%

(a)	The effective income tax rate is not meaningful.
The effect of discrete items on the subsidiaries is as follows:
NMHG: During 2009, NMHG recognized an $11.9 million tax benefit for the decline in value of its investment in foreign subsidiary stock.
During 2009, NMHG determined that up to $75 million in foreign earnings of its European business group may be repatriated within the foreseeable future. As a result of this determination, NMHG provided a deferred tax liability of $10.1 million with respect to these earnings. The Company has continued to conclude that predominately all remaining foreign earnings in excess of this amount will be indefinitely reinvested in its foreign operations and, therefore, the recording of deferred tax liabilities for such unremitted earnings is not required.
During 2008 and 2009, NMHG’s effective income tax rate was significantly affected by the determination that deferred tax assets related to its Australian and European operations and certain U.S. state income taxing jurisdictions no longer met the threshold for recognition and valuation allowances were recorded as discrete items as described above.
During 2007, NMHG recognized a benefit of $2.5 million from additional deferred tax assets for previously recorded capital losses, which was partially offset by additional valuation allowances of $2.2 million provided against certain state capital losses and net operating losses for which realization was determined to be uncertain.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
NACCO and Other: During 2007, consolidated capital losses previously recognized at NACCO and Other were reversed and recognized at NMHG as described above.
In addition to the effect of discrete items, the income tax provision is affected by permanent items, which are included in the effective income tax rate. In 2009 and 2008, the effective income tax rate included amounts for additional valuation allowances related to incremental deferred tax assets generated for which the realization is uncertain. In 2007, the effective income tax rate included a benefit related to valuation allowances for a reduction in deferred tax assets. These changes occurred primarily at NMHG. The effective income tax rate is also affected by the benefit of percentage depletion at NACoal, the foreign tax rate differential primarily at NMHG and NMHG’s equity interest earnings. During 2008, the majority of the charge for the goodwill impairment at NMHG, HBB and KC did not provide a tax benefit.
See Note 15 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company’s income taxes.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
NACCO MATERIALS HANDLING GROUP
FINANCIAL REVIEW
NMHG Retail includes the elimination of intercompany revenues and profits resulting from sales by NMHG Wholesale to NMHG Retail.
The segment and geographic results of operations for NMHG were as follows for the year ended December 31:

	2009	2008	2007
Revenues
Wholesale
Americas	$854.5	$1,592.6	$1,552.0
Europe	390.1	895.3	836.1
Asia-Pacific	165.4	252.2	193.8

	1,410.0	2,740.1	2,581.9

Retail (net of eliminations)
Europe	16.0	22.0	46.3
Asia-Pacific	49.2	62.2	91.5

	65.2	84.2	137.8

NMHG Consolidated	$1,475.2	$2,824.3	$2,719.7

Operating profit (loss)
Wholesale
Americas	$27.3	$(194.6)	$26.6
Europe	(46.2)	(103.6)	39.5
Asia-Pacific	(10.2)	(44.5)	0.2

	(29.1)	(342.7)	66.3

Retail (net of eliminations)
Europe	(0.9)	(1.0)	1.8
Asia-Pacific	(1.2)	(0.3)	(10.8)

	(2.1)	(1.3)	(9.0)

NMHG Consolidated	$(31.2)	$(344.0)	$57.3

Interest expense
Wholesale	$(18.4)	$(24.2)	$(21.7)
Retail (net of eliminations)	(0.6)	(1.7)	(3.7)

NMHG Consolidated	$(19.0)	$(25.9)	$(25.4)

Other income (expense)
Wholesale	$3.3	$9.7	$12.5
Retail (net of eliminations)	0.1	(0.1)	(0.2)

NMHG Consolidated	$3.4	$9.6	$12.3

Net income (loss) attributable to stockholders
Wholesale	$(40.0)	$(365.6)	$48.2
Retail (net of eliminations)	(3.1)	(10.4)	(8.9)

NMHG Consolidated	$(43.1)	$(376.0)	$39.3

Effective income tax rate
Wholesale	9.3%	(a )	15.8%
Retail (net of eliminations)	(19.2%)	(a )	31.0%
NMHG Consolidated	7.7%	(a )	11.3%

(a)	The effective income tax rate is not meaningful.
See the discussion of the consolidated effective income tax rate in the Consolidated Income Taxes section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
2009 Compared with 2008
The following table identifies the components of change in revenues for 2009 compared with 2008:

Revenues

2008	$2,824.3

Increase (decrease) in 2009 from:
Unit volume	(1,160.8)
Parts	(100.3)
Foreign currency	(81.9)
Fleet services	(33.5)
Unit product mix and other	(11.1)
Retail operations and eliminations	(8.0)
Unit price	46.5

2009	$1,475.2

Revenues decreased 47.8% to $1,475.2 million in 2009, primarily as a result of a decrease in unit and parts volume in all geographic regions due to the economic downturn in each of these markets. Worldwide new unit shipments decreased in 2009 to 41,597 from shipments of 87,067 in 2008. Unfavorable foreign currency movements as the U.S. dollar strengthened against the British pound and Australian dollar, lower revenues from fleet services and an unfavorable shift in mix to lower-priced lift trucks in the Americas and Europe also contributed to the decrease in revenues during 2009. The effect of unit and parts price increases implemented in prior years in the Americas and Europe slightly offset the decrease in revenues.
The following table identifies the components of change in operating loss for 2009 compared with 2008:

Operating
Loss

2008	$(344.0)

Increase (decrease) in 2009 from:

Restructuring programs	9.1
Non-cash impairment charge	351.1

16.2

Gross profit	(159.6)
Other selling, general and administrative expenses	63.0
Foreign currency	57.5
Retail operations and eliminations	(0.4)

(23.3)

Restructuring programs	(9.3)
Gain on sale of assets	1.4

2009	$(31.2)

NMHG recognized an operating loss of $31.2 million in 2009 compared with $344.0 million in 2008, which includes a non-cash impairment charge for goodwill and other intangibles totaling $351.1 million due to the decline in the Company’s stock price and uncertain market conditions during the fourth quarter of 2008. Excluding the impairment charges in 2008, the decrease in operating results was primarily due to a decrease in gross profit during 2009 compared with 2008, partially offset by lower selling, general and administrative expenses, favorable foreign currency movements and a gain on the sale of assets

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
in 2009. The decrease in gross profit was mainly attributable to the significant decline in unit and parts volume, a shift in sales to lower-margin units and an increase in manufacturing costs as less fixed costs were absorbed due to lower production volumes. The negative impact on gross profit was partially offset by the effect of price increases implemented in prior periods of $46.5 million, decreases in material costs totaling $41.1 million, reduced warranty costs from better claims experience and lower sales volumes. The decrease in selling, general and administrative expenses was primarily due to on-going cost containment actions, including reductions in the global workforce and other employee-related expenses and lower bad debt expense, partially offset by higher product liability expense.
NMHG recognized a net loss attributable to stockholders of $43.1 million in 2009 compared with $376.0 million in 2008, primarily as a result of the decrease in operating loss and lower income tax expense, primarily due to a $29.8 million valuation allowance established in 2008 against the accumulated deferred tax assets of NMHG’s Australian and European operations and for certain U.S. state tax jurisdictions.
Backlog
NMHG’s worldwide backlog level was approximately 13,200 units at each of December 31, 2009 and September 30, 2009 and approximately 14,900 units at December 31, 2008.
2008 Compared with 2007
The following table identifies the components of change in revenues for 2008 compared with 2007:

Revenues

2007	$2,719.7

Increase (decrease) in 2008 from:
Unit product mix	83.3
Foreign currency	63.9
Unit price	48.3
Fleet services	9.9
Parts	8.9
Unit volume	(84.5)
Retail operations and eliminations	(25.2)

2008	$2,824.3

Revenues increased $104.6 million, or 3.8%, due primarily to a favorable shift in unit product mix to higher-priced lift trucks in Europe, favorable foreign currency movements in Europe due to the strength of the British pound and euro compared with the U.S. dollar and unit price increases implemented during late 2007 and early 2008 in the Americas and Europe. In addition, higher fleet services revenue and an increase in parts volume improved revenues during 2008 compared to 2007. The increase in revenues was partially offset by a decrease in unit volume in all locations due to the downturn in the market and an overall decline of 4.1% of worldwide new unit shipments to 87,067 in 2008 from 90,789 in 2007. In addition, revenues were unfavorably affected by the sale of a retail dealership in Europe during 2007.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
The following table identifies the components of change in operating profit (loss) for 2008 compared with 2007:

Operating
Profit (Loss)

2007	$57.3

Increase (decrease) in 2008 from:
Restructuring program	8.0

65.3
Foreign currency	(39.0)
Gross profit	(27.0)
Other selling, general and administrative expenses	13.1
Retail operations and eliminations	3.8

16.2
Non-cash impairment charge	(351.1)
Restructuring programs	(9.1)

2008	$(344.0)

NMHG recorded an operating loss of $344.0 million in 2008 compared with operating profit of $57.3 million in 2007. The significant decrease in operating profit (loss) was primarily due to a non-cash impairment charge for goodwill and other intangible assets totaling $351.1 million due to the decline in the Company’s stock price and uncertain market conditions during the fourth quarter of 2008, unfavorable foreign currency movements and a decrease in gross profit in 2008 compared with 2007. Unfavorable foreign currency movements increased the cost of lift trucks and components sold in the U.S. market and sourced from countries with appreciated currencies. The decrease in gross profit was primarily due to higher material costs of $65.0 million, mainly from higher commodity costs as well as higher freight and fuel costs, reduced volume in all locations and higher warranty costs in the Americas and Europe, partially offset by price increases of $48.3 million and sales of higher-margin parts in the Americas and Europe. Selling, general and administrative expenses decreased primarily due to lower employee-related expenses and lower product liability expense as a result of favorable claim settlement experience. The decrease in selling, general and administrative expenses was partially offset by higher marketing expenses and increased bad debt expense, primarily in Europe.
NMHG recognized a net loss attributable to stockholders of $376.0 million in 2008 compared with net income attributable to stockholders of $39.3 million in 2007, primarily as a result of the decrease in operating profit and the recognition of a valuation allowance of $29.8 million taken primarily against the accumulated deferred tax assets for NMHG’s Australian and European operations and for certain U.S. state tax jurisdictions in 2008. In addition, interest expense increased in 2008 compared with 2007 from higher average outstanding borrowings.
Restructuring and Related Programs:
During 2009, NMHG’s management approved a plan to close its facility in Modena, Italy and consolidate its activities into NMHG’s facility in Masate, Italy. These actions are being taken to further reduce NMHG’s manufacturing capacity to more appropriate levels. As a result, NMHG recognized a charge of approximately $5.6 million during 2009, which is classified in the Consolidated Statement of Operations on the line “Restructuring charges.” Of this amount, $5.3 million related to severance and $0.3 million related to lease impairment. Severance payments of $0.3 million were made during 2009. Payments related to this restructuring program are expected to continue through 2013. No further charges related to this plan are expected.
Estimated benefits from this restructuring program are expected to be approximately $3.1 million in 2010, approximately $3.5 million in 2011 and approximately $3.1 million in 2012 and annually thereafter.
During 2008 and 2009, based on the decline in economic conditions, NMHG’s management reduced its number of employees worldwide. As a result, NMHG recognized a charge of approximately $6.3 million in 2008 and $3.4 million in 2009 related to severance, which is classified in the Consolidated Statement of Operations on the line “Restructuring charges.” In addition, $1.1 million of the accrual was reversed during 2009 as a result of a reduction in the expected amount paid to employees. Severance

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
payments of $1.3 million and $4.4 million were made during 2008 and 2009, respectively. Payments are expected to continue through 2010. NMHG continues to evaluate the appropriate size of its workforce worldwide to match market demand for lift trucks in response to the decline in economic conditions.
Estimated benefits at the current reduced workforce levels are expected to be approximately $50 million on a current annualized basis, with approximately 75% of the benefits related to manufacturing operations.
During 2009, NMHG’s management approved a plan for a reduction in the number of employees in Asia-Pacific due to the sale of certain assets of NMHG’s fleet services business and wholly owned Hyster® retail dealerships in Australia. As a result, NMHG recognized a charge of approximately $2.7 million during 2009, which is classified in the Consolidated Statement of Operations on the line “Restructuring charges.” Of this amount, $2.1 million related to severance, $0.5 million related to lease termination costs and $0.1 million related to other costs of the restructuring. In addition, $0.8 million of the severance accrual was reversed during 2009 as a result of a reduction in the expected number of employees receiving severance payments. Payments of $1.4 million were made for severance during 2009. Payments related to this restructuring are expected to continue through 2010. No further charges related to this plan are expected.
During 2007, NMHG’s Board of Directors approved a plan to phase out production of current products at its facility in Irvine, Scotland by early 2009, change the product mix at its Craigavon, Northern Ireland facility and increase production at its Berea, Kentucky and Sulligent, Alabama plants in the United States and at its Ramos Arizpe facility in Mexico. As a result, NMHG recognized a charge of approximately $5.5 million in 2007, which is classified in the Consolidated Statement of Operations on the line “Restructuring charges.” Of this amount, $5.2 million related to severance and $0.3 million related to other costs of the restructuring. During 2008, NMHG recognized an additional charge of $3.2 million, which is classified in the Consolidated Statement of Operations on the line “Restructuring charges.” Of this amount, $2.2 million related to severance and $1.0 million related to other costs of the restructuring. In addition, $0.4 million of the amount previously accrued was reversed in 2008, as a result of a reduction in the estimate of employees eligible to receive severance payments. During 2009, $0.5 million of the amount previously accrued was reversed as a result of lower than estimated severance benefits paid to fewer than estimated employees. Payments of $4.5 million were made for severance during 2009. Payments of $1.0 million were made for other costs related to the restructuring and $0.1 million for severance during 2008. Payments of $0.3 million were made for other costs related to the restructuring during 2007. No further charges or payments related to this plan are expected.
As a result of this restructuring program, NMHG expects estimated cost savings of $15.0 million in 2010, $14.6 million in 2011 and $14.7 million in 2012 and annually thereafter.
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
Also during 2007, NMHG’s management approved a plan for The Netherlands manufacturing facility to outsource its welding and painting operations to a lower cost country. As a result, NMHG recognized a charge of approximately $2.5 million in 2007, which is classified in the Consolidated Statement of Operations on the line “Restructuring charges.” This amount included a cash charge of $1.1 million related to severance and $1.4 million related to a non-cash asset impairment charge for equipment, which was determined based on current estimated market values for similar assets compared with the net book value of these assets. Severance payments of $0.1 million and $1.0 million were made during 2008 and 2007, respectively. No further charges or payments related to this restructuring plan are expected.
As a result of this restructuring program, NMHG Wholesale expects estimated cost savings of $1.7 million annually.
See Note 3 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company’s restructuring and related programs.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the change in cash flow for NMHG for the years ended December 31:

	2009	2008	Change

Operating activities:

Net loss	$(43.2)	$(375.8)	$332.6
Depreciation and amortization	36.2	42.0	(5.8)
Non-cash impairment charge	—	351.1	(351.1)
Restructuring charges	9.3	9.1	0.2
Other	(0.1)	32.1	(32.2)
Working capital changes
Accounts receivable	133.8	(3.9)	137.7
Inventories	160.3	26.7	133.6
Accounts payable and other liabilities	(160.4)	(104.7)	(55.7)
Other	(20.0)	(3.9)	(16.1)

Net cash provided by (used for) operating activities	115.9	(27.3)	143.2

Investing activities:

Expenditures for property, plant and equipment	(5.8)	(41.2)	35.4
Proceeds from the sale of assets	11.3	3.7	7.6
Other	0.3	—	0.3

Net cash provided by (used for) investing activities	5.8	(37.5)	43.3

Cash flow before financing activities	$121.7	$(64.8)	$186.5

Net cash provided by (used for) operating activities increased $143.2 million primarily as a result of the change in working capital, partially offset by the increase in net loss net of a non-cash impairment charge for goodwill and certain intangible assets due to the decline in the Company’s stock price and uncertain market conditions during the fourth quarter of 2008 and the decrease in other non-cash items. The change in working capital was mainly due to a reduction in accounts receivable as a result of the decline in revenues and a decline in inventory due to a reduction in production volume as a result of lower demand. These changes were partially offset by a decrease in accounts payable and other liabilities as a result of the decline in inventory. The reduction in other non-cash items was due primarily to changes in foreign currency exchange gains and losses recognized in the Consolidated Statement of Operations.
Net cash provided by (used for) investing activities increased primarily due to lower capital expenditures as a result of cost containment actions implemented in late 2008 and early 2009 and the funding of a portion of NMHG’s capital expenditures by NACCO during 2009. In addition, NMHG had an increase in proceeds from the sale of assets primarily due to the sale of certain assets of the Hyster® retail dealerships and fleet service business in Australia, the manufacturing facility in Irvine, Scotland and the intercompany sale of an airplane to NACCO during 2009.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2009	2008	Change

Financing Activities:

Net reductions of long-term debt and revolving credit agreements	$(18.3)	$(13.0)	$(5.3)
Capital contribution from NACCO	35.0	25.0	10.0
Intercompany loans	(35.0)	36.0	(71.0)

Net cash provided by (used for) financing activities	$(18.3)	$48.0	$(66.3)

The change in net cash provided by (used for) financing activities was primarily due to the repayment of intercompany loans and other debt in 2009 compared with borrowings in 2008, partially offset by a higher capital contribution from NACCO during 2009.
Financing Activities
NMHG’s primary financing is provided by a $175.0 million secured floating-rate revolving credit facility (the “NMHG Facility”) and a term loan facility (the “NMHG Term Loan”). The obligations under the NMHG Facility are secured by a first lien on the cash and cash equivalents, accounts receivable and inventory of NMHG. The approximate book value of NMHG’s assets held as collateral under the NMHG Facility was $235 million as of December 31, 2009.
The maximum availability under the NMHG Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the NMHG Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the NMHG Facility. A portion of the availability can be denominated in British pounds or euros. Borrowings bear interest at a floating rate, which can be a base rate or LIBOR, as defined in the NMHG Facility, plus an applicable margin. The current applicable margins, effective December 31, 2009, for domestic base rate loans and LIBOR loans were 0.50% and 1.50%, respectively. The applicable margin, effective December 31, 2009, for fixed foreign LIBOR loans was 1.50% and for foreign overdraft loans was 1.75%. The NMHG Facility also requires the payment of a fee of 0.375% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on a leverage ratio.
At December 31, 2009, the excess availability under the NMHG Facility was $81.0 million, which reflects underlying collateral availability of $131.1 million reduced by a $10.0 million excess availability requirement, $22.7 million for a foreign credit facility commitment in Australia, $9.2 million in Europe for a reserve for preferential claims related to supplier-based inventory and $8.2 million for letters of credit. If commitments or availability under these facilities are increased, availability under the NMHG Facility will be reduced.
There were no borrowings outstanding under the NMHG Facility at December 31, 2009. The domestic and foreign floating rates of interest applicable to the NMHG Facility on December 31, 2009 were 3.75% and a range of 2.75% to 3.63%, respectively, including the applicable floating rate margin. The NMHG Facility expires in December 2010.
During 2006, NACCO Materials Handling Group, Inc. (“NMHG Inc.”), a wholly owned subsidiary of NMHG, entered into the NMHG Term Loan that provided for term loans up to an aggregate principal amount of $225.0 million, which mature in 2013. The term loans require quarterly payments in an amount equal to 1% of the original principal per year for the first six years, with the remaining balance to be paid in four equal installments in the seventh year. At December 31, 2009, there was $217.1 million outstanding under the NMHG Term Loan.
Borrowings under the NMHG Term Loan are guaranteed by NMHG and substantially all of NMHG’s domestic subsidiaries. The obligations of the guarantors under the NMHG Term Loan are secured by a first lien on all of the domestic machinery, equipment and real property owned by NMHG Inc. and each guarantor and a second lien on all of the collateral securing the obligations of NMHG under the NMHG Facility. The approximate book value of NMHG’s assets held as collateral under the NMHG Term Loan was $350 million as of December 31, 2009, which includes the book value of the assets securing the NMHG Facility.
Outstanding borrowings under the NMHG Term Loan bear interest at a variable rate that, at NMHG Inc.’s option, will be either LIBOR or a floating rate, as defined in the NMHG Term Loan, plus an applicable margin. The applicable margin is subject to adjustment based on a leverage ratio. The weighted average interest rate on the amount outstanding under the NMHG Term Loan at December 31, 2009 was 2.36%.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
In addition to the amount outstanding under the NMHG Term Loan and the NMHG Facility, NMHG had borrowings of approximately $23.5 million at December 31, 2009 under various working capital facilities.
Both the NMHG Facility and NMHG Term Loan include restrictive covenants, which, among other things, limit the payment of dividends to NACCO. Subject to achieving availability thresholds, dividends to NACCO are limited to the larger of $5.0 million or 50% of the preceding year’s net income for NMHG. The NMHG Facility and the NMHG Term Loan also require NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. At December 31, 2009, NMHG was in compliance with the covenants in the NMHG Facility and the NMHG Term Loan.
In light of the current economic and market conditions, the Company and NMHG are continually monitoring NMHG’s covenant compliance. NMHG has implemented certain actions and future actions are being evaluated in connection with covenant compliance. However, given the current economic environment or a worsening of this environment, there is no assurance that such actions will be sufficient or in the event NMHG is required to refinance the NMHG Facility, if such refinancing of the NMHG Facility could be obtained on acceptable terms or at all.
NMHG believes funds available from cash on hand at NMHG and the Company, the NMHG Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments until the expiration of the NMHG Facility in December 2010.
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table summarizing the contractual obligations of NMHG as of December 31, 2009:

	Payments Due by Period
Contractual Obligations	Total	2010	2011	2012	2013	2014	Thereafter
NMHG Term Loan	$217.1	$2.2	$1.7	$160.2	$53.0	$—	$—
Variable interest payments on Term Loan	14.5	5.1	5.0	4.2	0.2	—	—
Other debt	23.5	13.2	4.0	3.0	2.4	0.9	—
Variable interest payments on other debt	1.5	0.8	0.4	0.2	0.1	—
Capital lease obligations including principal and interest	6.5	2.6	1.7	1.3	0.7	0.2	—
Operating leases	113.9	51.2	31.8	18.7	9.0	2.8	0.4
Purchase and other obligations	273.3	266.2	4.7	—	—	—	2.4

Total contractual cash obligations	$650.3	$341.3	$49.3	$187.6	$65.4	$3.9	$2.8

NMHG has a long-term liability of approximately $12.2 million for unrecognized tax benefits as of December 31, 2009. At this time, the Company is unable to make a reasonable estimate of the timing of payments due to, among other factors, the uncertainty of the timing and outcome of its audits.
An event of default, as defined in the agreements governing the NMHG Term Loan, the NMHG Facility, other revolving credit facilities, and in operating and capital lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred or is anticipated under these agreements.
NMHG’s interest payments are calculated based upon NMHG’s anticipated payment schedule and the December 31, 2009 LIBOR rate and applicable margins, as defined in the NMHG Term Loan and its other debt. A 1/8% increase in the LIBOR rate would increase NMHG’s estimated total interest payments on the NMHG Term Loan by $0.8 million and its other debt by less than $0.1 million.
The purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll and incentive compensation.
Pension and post-retirement funding can vary significantly each year due to plan amendments, changes in the market value of plan assets, legislation and the Company’s funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension and postretirement funding has not been included in the table above. Pension benefit payments are made from assets of the pension plans. NMHG expects to contribute approximately $1.4 million and $5.3 million to its U.S. and non-U.S. pension plans, respectively, in 2010. NHMG expects to make payments related to its other

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
postretirement plans of an additional amount of approximately $0.5 million per year over the next ten years. Benefit payments beyond that time cannot currently be estimated.
In addition, NMHG has recourse and repurchase obligations with a maximum undiscounted potential liability of $140.2 million at December 31, 2009. Recourse and repurchase obligations primarily represent contingent liabilities assumed by NMHG to support financing agreements made between NMHG’s customers and third-party finance companies for the customer’s purchase of lift trucks from NMHG. For these transactions, NMHG generally retains a perfected security interest in the lift truck, such that NMHG would take possession of the lift truck in the event NMHG would become liable under the terms of the recourse and repurchase obligations. Generally, these commitments are due upon demand in the event of default by the customer. The security interest is normally expected to equal or exceed the amount of the commitment. To the extent NMHG would be required to provide funding as a result of these commitments, NMHG believes the value of its perfected security interest and amounts available under existing credit facilities are adequate to meet these commitments in the foreseeable future.
The amount of the recourse or repurchase obligations increases and decreases over time as obligations under existing arrangements expire and new obligations arise in the ordinary course of business. Losses anticipated under the terms of the recourse or repurchase obligations are not significant and reserves have been provided for such losses in the Consolidated Financial Statements included elsewhere in this Form 10-K. See also “Related Party Transactions” below.
Capital Expenditures
The following table summarizes actual and planned capital expenditures:

	Planned	Actual	Actual
	2010	2009	2008
NMHG	$15.1	$5.8	$41.2
Planned expenditures in 2010 are primarily for product development and improvements to NMHG’s information technology infrastructure. The principal sources of financing for these capital expenditures are expected to be internally generated funds and bank borrowings.
Capital Structure
NMHG’s capital structure is presented below:

	December 31	December 31
	2009	2008	Change
Cash and cash equivalents	$163.2	$58.0	$105.2
Other net tangible assets	290.8	387.4	(96.6)

Net assets	454.0	445.4	8.6
Advances from NACCO	—	(35.0)	35.0
Other debt	(246.4)	(256.0)	9.6

Total equity	$207.6	$154.4	$53.2

Debt to total capitalization	54%	65%	(11%)
The $96.6 million decrease in other net tangible assets was primarily attributable to a decrease in inventory primarily due to a reduction in production levels as a result of lower demand and a reduction in accounts receivable primarily from the decline in revenues. The decrease was offset by reduced accounts payable primarily due to the reduction in inventory and a decrease in other current liabilities primarily as a result of cost containment actions, including reductions in employee-related accruals, implemented in late 2008 and early 2009 and the payment of amounts accrued at December 31, 2008 during 2009.
Total debt decreased due to the repayment of Advances from NACCO and payments of Other debt during 2009. Total equity, including noncontrolling interest, increased $53.2 million during 2009 as a result of $79.7 million of cash and non-cash capital contributions from NACCO and a $21.7 million decrease in accumulated other comprehensive loss, primarily due to changes in the cumulative foreign currency translation and cash flow hedging amounts, partially offset by a $43.2 million net loss, including noncontrolling interest of $0.1 million, and a $5.0 million declared dividend to NACCO.

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
Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. NFS’ total purchases of Hyster® and Yale® lift trucks from dealers, customers and directly from NMHG, such that NFS could provide lease financing to dealers and customers, for the years ended December 31, 2009, 2008 and 2007 were $266.7 million, $428.3 million and $375.2 million, respectively. Of these amounts, $38.0 million, $73.9 million and $51.8 million for the years ended December 31, 2009, 2008 and 2007, respectively, were invoiced directly from NMHG to NFS. Amounts receivable from NFS were $1.3 million and $8.6 million at December 31, 2009 and 2008, respectively.
Under the terms of the joint venture agreement with GECC, NMHG provides recourse for financing provided by NFS to NMHG dealers. Additionally, the credit quality of a customer or concentration issues within GECC may necessitate providing standby recourse or repurchase obligations for lift trucks purchased by customers and financed through NFS. At December 31, 2009, approximately $106.4 million of the Company’s recourse or repurchase obligations of $140.2 million related to transactions with NFS. NMHG has reserved for losses under the terms of the recourse or repurchase obligations in its consolidated financial statements. Historically, NMHG has not had significant losses with respect to these obligations. During 2009, 2008 and 2007, the net losses resulting from customer defaults did not have a material impact on NMHG’s results of operations or financial position.
In connection with the joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At December 31, 2009, loans from GECC to NFS totaled $831.5 million. Although NMHG’s contractual guarantee was $166.3 million, the loans by GECC to NFS are secured by NFS’ customer receivables, of which NMHG guarantees $106.4 million. Excluding the $106.4 million of NFS receivables guaranteed by NMHG from NFS’ loans to GECC, NMHG’s incremental obligation as a result of this guarantee to GECC is $145.0 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.
In addition to providing financing to NMHG’s dealers, NFS provides operating lease financing to NMHG. Operating lease obligations primarily relate to specific sale-leaseback-sublease transactions for certain NMHG customers whereby NMHG sells lift trucks to NFS, NMHG leases these lift trucks back under an operating lease agreement and NMHG subleases those lift trucks to customers under an operating lease agreement. Total obligations to NFS under the operating lease agreements were $7.5 million and $7.6 million at December 31, 2009 and 2008, respectively. In addition, NMHG provides certain subsidies to its customers that are paid directly to NFS. Total subsidies were $5.4 million, $7.5 million and $7.7 million for 2009, 2008 and 2007, respectively.
NMHG provides certain services to NFS for which it receives compensation under the terms of the joint venture agreement. These services consist primarily of administrative functions and remarketing services. Total income recorded by NMHG related to these services was $7.6 million in 2009, $10.1 million in 2008 and $9.0 million in 2007.
NMHG has a 50% ownership interest in Sumitomo-NACCO Materials Handling Group, Ltd. (“SN”), a limited liability company that was formed in 1970 to manufacture and distribute lift trucks in Japan. Sumitomo Heavy Industries, Ltd. owns the remaining 50% interest in SN. Each shareholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between NMHG and Sumitomo Heavy Industries, Ltd. prior to a vote of SN’s board of directors. As a result, NMHG accounts for its ownership in SN using the equity method of accounting. NMHG purchases, under normal trade terms based on current market prices, Hyster®- and Yale®-branded lift trucks and related component and aftermarket parts from SN for sale outside of Japan. In 2009, 2008 and 2007, purchases from SN were $44.7 million, $116.0 million and $116.9 million, respectively. Amounts payable to SN at December 31, 2009 and 2008 were $15.1 million and $43.1 million, respectively.
During 2009, 2008 and 2007, NMHG recognized $1.8 million, $1.7 million and $2.0 million, respectively, in expenses related to payments to SN for engineering design services. Additionally, NMHG recognized income of $0.4 million, $1.6 million and $1.6 million during 2009, 2008 and 2007, respectively, for payments from SN for use of technology developed by NMHG.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
OUTLOOK
Global market levels for units and parts volumes appear to have stabilized in the second half of 2009. However, NMHG is not anticipating a market upturn of any significance in the first half of 2010, with the exception of China and Brazil, and is cautiously optimistic a moderate recovery in other areas will begin in the second half of 2010. As a result, NMHG expects moderate increases in bookings, unit shipment levels and parts sales in 2010 compared with 2009, with gradual increases each quarter.
NMHG took several actions in late 2008 and during 2009 to respond to depressed market conditions. In 2009, NMHG announced and essentially completed the closure of one of its Italian facilities. Estimated benefits from this restructuring program are approximately $3 million annually. This program supplements the estimated benefits from the Irvine, Scotland restructuring program, completed in the first quarter of 2009, of approximately $15 million annually. In addition, estimated benefits at the current reduced workforce levels from the reduction-in-force programs implemented over the last two years are approximately $50 million on a current annualized basis with approximately 75 percent of the benefits related to manufacturing operations. Additional cost containment actions taken during 2009 included capital expenditure restraints, additional planned plant downtime, restrictions on spending and travel, suspension of incentive compensation and profit-sharing, wage freezes and salary and benefit reductions. As the market begins to improve, and as financial results permit, salary reductions and other suspended employee benefits will be gradually restored, although NMHG will continue to monitor its operations closely and will make additional adjustments if necessary.
Commodity costs appear to have stabilized and NMHG expects current levels to remain relatively constant through 2010. Overall, despite some recent 2010 commodity cost increases, material costs are expected to remain flat over the course of the year.
NMHG’s new electric-rider lift truck program and warehouse truck and big truck product development programs are progressing as planned. The new electric-rider lift truck program is bringing a full line of newly designed products to market. During 2009, NMHG introduced two series, the 1- to 2- ton three- and four-wheel electric trucks in Europe and the 2- to 3- ton four-wheel electric trucks in the Americas, all of which have been well received. NMHG introduced the 2- to 3- ton four-wheel electric trucks in Europe in early 2010 and expects to introduce five additional series of electric-rider lift trucks by the end of 2010. NMHG is also developing a new base-model internal combustion engine lift truck aimed at the medium duty segment of the market. The first lift trucks in this series are expected to be introduced in mid-2010, with a complete roll-out by 2012. All of these new products are expected to help improve revenues and enhance operating margins.
Overall, NMHG expects a net loss in the first half of 2010, with a more difficult first quarter. However, the net loss is expected to be well below the loss realized in the first half of 2009. Modest market improvements anticipated in the second half of 2010 are expected to generate about break-even results for the full year, based on NMHG’s current forecast of market conditions. Cash flow before financing activities for 2010 is expected to be positive, but significantly lower than 2009 since the working capital reductions achieved in 2009 will not be repeated in 2010.
NMHG has been reviewing ways to strengthen its Hyster® and Yale® dealer structure. As a result of this review, NMHG has adjusted its policy to permit common representation by dealers of its two brands, Hyster® and Yale®, in defined territories, under controlled conditions. NMHG will continue to focus on distribution effectiveness and on capitalizing on its enhanced product and cost position to gain additional market share. It will also continue its program of divesting its remaining retail dealerships to strong independent dealers.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
HAMILTON BEACH BRANDS, INC.
HBB’s business is seasonal and a majority of revenues and operating profit typically occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday-selling season.
FINANCIAL REVIEW
Operating Results
The results of operations for HBB were as follows for the year ended December 31:

	2009	2008	2007
Revenues	$497.0	$528.7	$540.7
Operating profit (loss)	$50.4	$(60.8)	$42.2
Interest expense	$(8.6)	$(10.4)	$(10.1)
Other income (expense)	$(0.3)	$0.6	$(0.4)
Net income (loss)	$26.1	$(73.3)	$19.5

Effective income tax rate	37.1%	(a )	38.5%

(a)	The effective income tax rate is not meaningful.
See the discussion of the consolidated effective income tax rate in the Consolidated Income Taxes section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
2009 Compared with 2008
The following table identifies the components of change in revenues for 2009 compared with 2008:

Revenues

2008	$528.7

Increase (decrease) in 2009 from:
Unit volume and mix	(32.9)
Foreign currency	(6.7)
Average sales price	7.9

2009	$497.0

Revenues decreased 6.0% in 2009 to $497.0 million compared with $528.7 million in 2008, primarily due to a decline in unit volume as a result of reduced consumer spending from the weak global economy along with reduced distribution to certain retailers, and unfavorable foreign currency movements as the U.S. dollar strengthened against the Mexican peso and the Canadian dollar. The decrease in revenues was partially offset by higher average sales prices in 2009 compared with 2008.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
The following table identifies the components of change in operating profit (loss) for 2009 compared with 2008:

Operating
Profit (Loss)
2008	$(60.8)

Non-cash impairment charge	80.7

19.9

Increase in 2009 from:
Gross profit	22.5
Selling, general and administrative expenses	7.7
Foreign currency	0.3

2009	$50.4

HBB recognized operating profit of $50.4 million in 2009 compared with an operating loss of $60.8 million in 2008, which includes a non-cash impairment charge for goodwill of $80.7 million due to the decline in the Company’s stock price and uncertain market conditions during the fourth quarter of 2008. Operating results increased primarily from an increase in gross profit from the favorable effect of innovative new products, as well as reduced freight and product costs, partially offset by lower unit volume. In addition, operating results were favorably impacted by lower selling, general and administrative expenses mainly due to lower advertising expenses, lower professional fees and a reduction in management fees charged by the parent company in 2009 compared with 2008. See the discussion of “Management Fees” in the NACCO and Other section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.
HBB recognized net income of $26.1 million in 2009 compared with a net loss of $73.3 million in 2008. The change was mainly due to the increase in operating profit (loss) in 2009 and lower interest expense.
2008 Compared with 2007
The following table identifies the components of change in revenues for 2008 compared with 2007:

Revenues

2007	$540.7

Increase (decrease) in 2008 from:
Unit volume and mix	(13.6)
Foreign currency	(2.3)
Average sales price	3.9

2008	$528.7

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

HBB recognized an operating loss of $60.8 million in 2008 compared with operating profit of $42.2 million in 2007, which includes a non-cash impairment charge for goodwill of $80.7 million due to the decline in the Company’s stock price and uncertain market conditions during the fourth quarter of 2008 and a restructuring charge of $0.5 million in 2007. Operating profit decreased primarily as a result of a reduction in gross profit mainly caused by increased product and freight costs, lower unit volume, a shift in mix to higher-cost products and a lower of cost or market adjustment to certain inventories. The reduction in gross profit was partially offset by the favorable effect of new product introductions and placements and lower selling, general and administrative expenses. Selling, general and administrative expenses declined primarily from lower employee-related expenses and cost containment actions initiated in response to the weakening economy, partially offset by an increase in HBB’s environmental liability due to the bankruptcy of a co-responsible party and the absence of a favorable product liability adjustment recognized in 2007. Operating profit was also favorably affected by foreign currency movements during 2008.
HBB recognized a net loss of $73.3 million in 2008 compared with net income of $19.5 million in 2007. The change was mainly due to the decrease in operating profit (loss) in 2008.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the change in cash flow for the years ended December 31:

	2009	2008	Change
Operating activities:

Net income (loss)	$26.1	$(73.3)	$99.4
Depreciation and amortization	3.7	4.2	(0.5)
Non-cash impairment charge	—	80.7	(80.7)
Other	(0.6)	(4.6)	4.0
Working capital changes	6.3	11.0	(4.7)

Net cash provided by operating activities	35.5	18.0	17.5

Investing activities:

Expenditures for property, plant and equipment	(2.1)	(5.7)	3.6

Net cash used for investing activities	(2.1)	(5.7)	3.6

Cash flow before financing activities	$33.4	$12.3	$21.1

Net cash provided by operating activities increased $17.5 million primarily due to the change in net income (loss), net of a non-cash impairment charge for goodwill and certain intangible assets due to the decline in the Company’s stock price and uncertain market conditions during the fourth quarter of 2008.
Net cash used for investing activities decreased primarily due to lower capital expenditures as a result of cost containment actions implemented in late 2008 and early 2009.

	2009	2008	Change
Financing activities:

Net reductions of long-term debt and revolving credit agreements	$(3.3)	$(35.6)	$32.3
Cash dividends paid to NACCO	(3.0)	—	(3.0)
Capital contribution from NACCO	—	29.0	(29.0)

Net cash used for financing activities	$(6.3)	$(6.6)	$0.3

Net cash used for financing activities decreased $0.3 million in 2009 compared with 2008, primarily due to lower payments made on borrowings during 2009 compared with 2008, offset by the absence of capital contributions from NACCO and a $3.0 million dividend paid to NACCO during 2009.
Financing Activities
HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires July 31, 2012. The obligations under the HBB Facility are secured by a first lien on the accounts receivable and inventory of HBB and a second lien on all of the other assets of HBB. The approximate book value of HBB’s assets held as collateral for the first and second lien under the HBB Facility was $220 million as of December 31, 2009.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
The HBB Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable, as defined in the HBB Facility. Adjustments to reserves, including derivative reserves, will change the eligible borrowing base. A portion of the availability can be denominated in Canadian dollars to provide funding to HBB’s Canadian subsidiary. Borrowings bear interest at a floating rate, which can be either a base rate, LIBOR or bankers’ acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective December 31, 2009, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.00%, respectively. The applicable margins, effective December 31, 2009, for base rate and bankers’ acceptance loans denominated in Canadian dollars were 0.50% and 1.00%, respectively. The HBB Facility also requires a fee of 0.20% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on average excess availability.
At December 31, 2009, the borrowing base under the HBB Facility was $75.6 million. There were no borrowings outstanding under the HBB Facility at December 31, 2009. The floating rate of interest applicable to the HBB Facility at December 31, 2009 was 1.25% including the floating rate margin.
The HBB Facility includes restrictive covenants that, among other things, set limitations on additional indebtedness (other than indebtedness under the HBB Facility and HBB Term Loan (defined below)), investments, asset sales and the payment of dividends to NACCO. Subject to achieving availability thresholds, annual dividends to NACCO are limited to $5.0 million plus 50% of HBB’s net income since the closing date of the HBB Term Loan in 2007. The HBB Facility also requires HBB to meet minimum fixed charge ratio tests in certain circumstances. At December 31, 2009, HBB was in compliance with the covenants in the HBB Facility.
During 2007, HBB entered into a term loan agreement (the “HBB Term Loan”) that provided for term loans up to an aggregate principal amount of $125.0 million. Borrowings outstanding under the HBB Term Loan were $116.1 million at December 31, 2009. The term loans require quarterly principal payments in an amount equal to 1% of the original principal amount per year for the term of the loan, with the remaining balance to be paid at maturity in May 2013. Prior to maturity, the term loans are subject to mandatory prepayments from the proceeds of the issuance of certain indebtedness, certain asset sales and 50% of excess cash flow, as defined in the HBB Term Loan. The obligations of HBB under the HBB Term Loan are secured by a second lien on accounts receivable and inventory and a first lien on all of the other assets of HBB. The approximate book value of HBB’s assets held as collateral for the first and second lien under the HBB Term Loan was $220 million as of December 31, 2009.
The term loans bear interest at a floating rate that, at HBB’s option, can be either a base rate or LIBOR, as defined in the HBB Term Loan, plus an applicable margin. The applicable margins, effective December 31, 2009, for base rate loans and LIBOR loans were 1.00% and 2.00%, respectively. The applicable margins are subject to quarterly adjustment based on a leverage ratio. The weighted average interest rate on the amount outstanding under the HBB Term Loan was 2.29% at December 31, 2009.
The HBB Term Loan contains restrictive covenants substantially similar to those in the HBB Facility that, among other things, limit the amount of dividends HBB may declare and pay and the incurrence of indebtedness (other than indebtedness under the HBB Facility). Dividends to NACCO are limited to $5.0 million plus 50% of HBB’s net income since the closing date of the HBB Term Loan in 2007. The HBB Term Loan also requires HBB to meet certain financial tests, including, but not limited to, maximum total leverage ratio and minimum fixed charge coverage ratio tests. At December 31, 2009, HBB was in compliance with the covenants in the HBB Term Loan.
HBB believes funds available from cash on hand at HBB and the Company, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the HBB Facility expires in July 2012.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of HBB as of December 31, 2009:

	Payments Due by Period
Contractual Obligations	Total	2010	2011	2012	2013	2014	Thereafter
HBB Term Loan	$116.1	$1.3	$1.3	$1.2	$112.3	$—	$—
Variable interest payments on HBB Term Loan	8.9	2.6	2.6	2.6	1.1	—	—
Capital lease obligations including principal and interest	0.4	—	—	0.1	—	0.1	0.2
Purchase and other obligations	111.6	111.6	—	—	—	—	—
Operating leases	17.0	5.6	3.5	1.9	1.8	1.9	2.3

Total contractual cash obligations	$254.0	$121.1	$7.4	$5.8	$115.2	$2.0	$2.5

HBB has a long-term liability of approximately $2.1 million for unrecognized tax benefits as of December 31, 2009. At this time, the Company is unable to make a reasonable estimate of the timing of payments due to, among other factors, the uncertainty of the timing and outcome of its audits.
An event of default, as defined in the HBB Facility, the HBB Term Loan and in HBB’s operating and capital lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred under these agreements.
HBB’s interest payments are calculated based upon HBB’s anticipated payment schedule and the December 31, 2009 LIBOR rate and applicable margins, as defined in the HBB Term Loan. A 1/8% increase in the LIBOR rate would increase HBB’s estimated total interest payments on the HBB’s Term Loan by $0.5 million.
The purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll and incentive compensation.
Pension and post-retirement funding can vary significantly each year due to plan amendments, changes in the market value of plan assets, legislation and the Company’s funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension and post-retirement funding has not been included in the table above. Pension benefit payments are made from assets of the pension plans. HBB contributed approximately $6.0 million and $1.2 million to its U.S. and non-U.S. pension plans, respectively, in 2010. HBB expects to make payments related to its other post-retirement plans of an additional amount of approximately $0.1 million per year over the next ten years. Benefit payments beyond that time cannot currently be estimated.
Capital Expenditures
Following is a table which summarizes actual and planned capital expenditures:

	Planned	Actual	Actual
	2010	2009	2008
HBB	$3.9	$2.1	$5.7
Planned expenditures for 2010 are primarily for tooling for new products. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
Capital Structure
HBB’s capital structure is presented below:

	December 31
	2009	2008	Change
Cash and cash equivalents	$34.1	$6.8	$27.3
Other net tangible assets	69.4	74.6	(5.2)

Net assets	103.5	81.4	22.1
Total debt	(116.3)	(119.6)	3.3

Total equity (deficit)	$(12.8)	$(38.2)	$25.4

Debt to total capitalization	(a )	(a )	(a	)

(a)	Debt to total capitalization is not meaningful.
Net assets increased $22.1 million at December 31, 2009 compared with December 31, 2008, primarily due to a $27.3 million increase in cash partially offset by a decrease in other net tangible assets. The decrease in other net tangible assets was primarily due to a decrease in deferred taxes partially offset by an increase in long-term pension obligations and derivative liabilities.
Total debt decreased as a result of repayments made during 2009. Total equity (deficit) changed primarily due to HBB’s net income of $26.1 million during 2009 and a $2.3 million decrease in accumulated other comprehensive loss due to a decrease in the cumulative foreign currency translation adjustment and a decrease in the pension adjustment. This was partially offset by a $3.0 million dividend paid to NACCO during 2009.
OUTLOOK
The small kitchen appliance market in which HBB participates appears to be recovering. However, while consumer confidence and other key indicators have improved compared with 2009, the pace and sustainability of the upturn is uncertain because consumers continue to struggle with financial concerns and high unemployment rates. Accordingly, HBB anticipates revenues in 2010 to be comparable or slightly lower than in 2009.
Despite the challenging economic environment, HBB continues to focus on strengthening its market position through product innovation, promotions and branding programs, together with appropriate levels of advertising for its highly successful Brewstation® coffee maker and Stay-or-Go® slow cooker lines. In 2010, HBB expects to continue to introduce innovative products in several small appliance categories. In addition, HBB is expected to launch a line of Melitta-branded beverage appliances under its new licensing agreement. These products, as well as other new product introductions in the pipeline for 2010, are expected to affect revenues favorably.
Overall, full-year 2010 net income and cash flow before financing activities are currently expected to be lower than 2009. Margins are expected to be somewhat lower and expenses somewhat higher than in 2009. HBB continues to monitor commodity costs closely and will adjust product prices and placements as appropriate if product costs increase. Certain employee-related benefit programs, which were suspended at the beginning of 2009, were partially phased back in during the fourth quarter of 2009 and are expected to be fully restored in 2010.
Longer term, HBB will continue to work to improve revenues and profitability by remaining focused on developing consumer-driven innovative products, improving efficiencies, reducing costs, gaining placements and pursuing additional strategic growth opportunities.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
THE KITCHEN COLLECTION, INC.
KC’s business is seasonal and a majority of revenues and operating profit typically occurs in the second half of the year when sales of small electric appliances to consumers increase significantly for the fall holiday-selling season.
FINANCIAL REVIEW
Operating Results
The results of operations for KC were as follows for the year ended December 31:

	2009	2008	2007
Revenues	$213.9	$202.3	$210.0
Operating profit (loss)	$6.7	$(12.2)	$0.5
Interest expense	$(0.4)	$(1.1)	$(1.8)
Other income (expense)	$(0.1)	$—	$(0.1)
Net income (loss)	$3.9	$(10.0)	$(0.9)

Effective income tax rate	37.1%	24.8%	35.7%
See the discussion of the consolidated effective income tax rate in the Consolidated Income Taxes section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
2009 Compared with 2008
The following table identifies the components of change in revenues for 2009 compared with 2008:

Revenues
2008	$202.3

Increase (decrease) in 2009 from:
New store sales	9.7
KC comparable store sales	4.7
LGC comparable store sales	1.8
Closed stores	(4.6)

2009	$213.9

Revenues increased 5.7% in 2009 to $213.9 million compared with $202.3 million in 2008, primarily as a result of the effect of opening new stores and an increase in comparable store sales at KC and LGC. The increase in revenue was partially offset by the impact of closing unprofitable stores. The increase in KC’s comparable store sales was mainly due to an increase in sales transactions and customer visits partially offset by a lower average sales transaction value. The increase in comparable store sales at LGC was primarily due to a higher average sales transaction value and customer visits partially offset by fewer sales transactions. At December 31, 2009, KC operated 219 stores compared with 202 stores at December 31, 2008. The number of KC stores at December 31, 2009 included nine seasonal stores kept open after the 2008 holiday season and eleven new stores opened during the fourth quarter of 2009 as a result of leasing opportunities to enter into short-term leases with favorable terms for stores that would have otherwise been opened as seasonal stores. LGC operated 77 stores at December 31, 2009 compared with 83 stores at December 31, 2008.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
The following table identifies the components of change in operating profit (loss) for 2009 compared with 2008:

Operating
Profit (Loss)
2008	$(12.2)

Non-cash impairment charge	3.9

(8.3)

Increase in 2009 from:
LGC comparable stores	6.2
KC comparable stores	3.9
Selling, general and administrative expenses	3.2
Closed stores	0.7
New stores	0.6
Other	0.4

2009	$6.7

KC recorded operating profit of $6.7 million in 2009 compared with an operating loss of $12.2 million in 2008 primarily due to higher gross margins caused by lower product and freight costs at both LGC and KC. In addition, operating profit (loss) was favorably affected by fewer markdowns at LGC in 2009 compared with 2008. Selling, general and administrative expenses decreased as a result of a decrease in warehousing costs as a result of the movement of the LGC warehouse from a third-party provider to a KC-managed distribution operation in 2008 and from other administrative cost-control measures implemented in early 2009.
KC reported net income of $3.9 million in 2009 compared with a net loss of $10.0 million in 2008 primarily due to the factors affecting the change in operating profit (loss).
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

KC recorded an operating loss of $12.2 million in 2008 compared with operating profit of $0.5 million in 2007. The change in operating results was primarily due to lower comparable LGC store results attributable to fewer sales coupled with significant mark-downs on discontinued products due to a change in format and a substantial updating of the product offering, as well as a non-cash impairment charge for goodwill and other intangible assets due to the decline in the Company’s stock price and uncertain market conditions during the fourth quarter of 2008. In addition, the initial unfavorable effect of opening new stores as well as a decrease in comparable KC store results mainly as a result of lower margins from promotional mark-downs also contributed to the decrease in operating profit (loss). The decrease in operating profit (loss) was partially offset by a reduction in selling, general and administrative expenses primarily due to lower employee-related expenses and professional fees during 2008 compared with 2007 and the impact of closing unprofitable stores.
KC reported a net loss of $10.0 million in 2008 compared with $0.9 million in 2007 primarily due to the factors affecting the change in operating profit (loss), partially offset by lower interest expense due to lower interest rates on outstanding borrowings.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the change in cash flow for the years ended December 31:

	2009	2008	Change
Operating activities:

Net income (loss)	$3.9	$(10.0)	$13.9
Depreciation and amortization	3.7	3.0	0.7
Non-cash impairment charge	—	3.9	(3.9)
Other	0.1	0.7	(0.6)
Working capital changes	(2.3)	(4.0)	1.7

Net cash provided by (used for) operating activities	5.4	(6.4)	11.8

Investing activities:

Expenditures for property, plant and equipment	(1.0)	(6.0)	5.0
Other	(0.1)	—	(0.1)

Net cash used for investing activities	(1.1)	(6.0)	4.9

Cash flow before financing activities	$4.3	$(12.4)	$16.7

Net cash provided by (used for) operating activities increased $11.8 million primarily due to the change in net income (loss), net of a non-cash impairment charge for goodwill and certain intangible assets due to the decline in the Company’s stock price and uncertain market conditions during the fourth quarter of 2008.
The decrease in expenditures for property, plant and equipment was primarily due to the addition of fixtures and equipment at the new LGC distribution operations and for fixtures and equipment at new stores during 2008.

	2009	2008	Change
Financing activities:

Net additions (reductions) to long-term debt and revolving credit agreement	$—	$(0.1)	$0.1
Financing fees paid	—	(0.1)	0.1
Capital contribution from NACCO	3.0	11.8	(8.8)

Net cash provided by financing activities	$3.0	$11.6	$(8.6)

Net cash provided by financing activities decreased $8.6 million primarily from a smaller capital contribution from NACCO in 2009 compared with 2008.
Financing Activities
KC’s financing is provided by a $20.0 million secured floating-rate revolving line of credit (the “KC Facility”) that expires in July 2010. The obligations under the KC Facility are secured by substantially all assets of KC. The approximate book value of KC’s assets held as collateral under the KC Facility was $80 million as of December 31, 2009. The availability is derived from a borrowing base formula using KC’s eligible inventory, as defined in the KC Facility. At December 31, 2009, the borrowing base, as defined in the KC Facility, was $20.0 million. There were no borrowings outstanding under the KC Facility at December 31, 2009. Therefore, at December 31, 2009, the excess availability under the KC Facility was $20.0 million. The KC Facility requires a fee of 0.25% per annum on the unused commitment. Borrowings bear interest at LIBOR

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
plus 2.85%. The KC Facility includes restrictive covenants that, among other things, limit capital expenditures and require that borrowings do not exceed $4.0 million for 30 consecutive days from December 15 to February 13. The KC Facility also prohibits the payment of dividends to NACCO. At December 31, 2009, KC was in compliance with the covenants in the KC Facility.
KC believes funds available from cash on hand at KC and the Company, the KC Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising until the KC Facility expires in July 2010.
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of KC as of December 31, 2009:

	Payments Due by Period
Contractual Obligations	Total	2010	2011	2012	2013	2014	Thereafter
Purchase and other obligations	$38.9	$38.9	$—	$—	$—	$—	$—
Operating leases	63.3	16.8	13.8	10.6	7.4	4.9	9.8

Total contractual cash obligations	$102.2	$55.7	$13.8	$10.6	$7.4	$4.9	$9.8

An event of default, as defined in KC’s operating lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred under these agreements.
The purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll.
Capital Expenditures
Following is a table which summarizes actual and planned capital expenditures:

	Planned	Actual	Actual
	2010	2009	2008
KC	$2.6	$1.0	$6.0
Planned expenditures in 2010 for property, plant and equipment are primarily for store fixtures and equipment at new or existing stores and improvements to KC’s information technology infrastructure. These expenditures are expected to be funded from internally generated funds and bank borrowings.
Capital Structure
KC’s capital structure is presented below.

	December 31
	2009		2008		Change
Cash and cash equivalents	$8.5		$1.2		$7.3
Other net tangible assets	36.1		36.3		(0.2)

Net assets	44.6		37.5		7.1
Total debt	—		—		—

Total equity	$44.6		$37.5		$7.1

Debt to total capitalization	(a	)	(a	)	(a	)

(a)	Debt to total capitalization is not meaningful.
Total equity increased during 2009 due to KC’s net income of $3.9 million and $3.2 million of cash and non-cash capital contributions from NACCO.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
OUTLOOK
While consumer spending remains constrained by financial concerns and high unemployment rates, the outlet mall market appears to be improving. KC expects a modest increase in revenue in 2010 compared with 2009 due to the continued strength of the Kitchen Collection® and Le Gourmet Chef® stores. Favorable sales and margin trends that occurred in the reformatted Le Gourmet Chef® stores in the second half of 2009 are expected to continue in 2010. In addition, KC plans to continue to make further improvements to the merchandise mix in the Le Gourmet Chef® stores. The opening of new store locations and KC’s aggressive efforts to close or renegotiate leases for underperforming stores, whenever possible, are also expected to provide improved results in 2010.
Overall, KC anticipates a moderate increase in full year net income for 2010 compared with 2009. Cash flow before financing activities is expected to be comparable with 2009.
Longer term, KC plans to focus on enhancing sales volumes through continued enhancement of its Kitchen Collection® and Le Gourmet Chef® store formats, which are designed to respond to consumer preferences by strengthening its merchandise mix, store displays and appearance, optimizing store selling space and generating sales growth. KC also expects to achieve store growth in both the Kitchen Collection® and Le Gourmet Chef® outlet and traditional mall store formats over the longer term while maintaining disciplined cost control. However, the closure of underperforming stores in 2010 will result in a near-term reduction in the number of Le Gourmet Chef® stores.
THE NORTH AMERICAN COAL CORPORATION
NACoal mines and markets coal primarily as fuel for power generation and provides selected value-added mining services for other natural resources companies. Lignite is surface mined in North Dakota, Texas and Mississippi. Total coal reserves approximate 2.2 billion tons with approximately 1.2 billion tons committed to customers pursuant to long-term contracts. NACoal has two consolidated mining operations: San Miguel Lignite Mine (“San Miguel”) and Mississippi Lignite Mining Company (“MLMC”). NACoal has six unconsolidated mining operations: The Coteau Properties Company (“Coteau”), The Falkirk Mining Company (“Falkirk”), The Sabine Mining Company (“Sabine”), (collectively, the “project mining subsidiaries”), Demery Resources Company, LLC (“Demery”), Caddo Creek Resources Company, LLC (“Caddo Creek”) and Camino Real Fuels, LLC (“Camino Real”). Demery, Caddo Creek and Camino Real are developing plans to build mines and therefore do not currently mine or deliver coal. NACoal also provides dragline mining services for independently owned limerock quarries in Florida. During 2009, NACoal completed the sale of certain assets of the Red River. The results of operations of Red River are reflected as discontinued operations.
The contracts with the project mining subsidiaries’ utility customers allow each mine to sell lignite coal at a price based on actual cost plus an agreed pre-tax profit per ton or cost plus a management fee. The pre-tax earnings of these mines are reported on the line “Earnings of unconsolidated mines” in the Consolidated Statements of Operations with related taxes included in the line “Income tax provision.”
FINANCIAL REVIEW
Tons delivered by NACoal’s operating lignite mines were as follows for the year ended December 31:

	2009	2008	2007

Coteau	15.1	14.7	14.8
Falkirk	8.1	7.5	7.9
Sabine	3.3	4.1	4.2

Unconsolidated mines	26.5	26.3	26.9

San Miguel	3.2	3.1	2.9
MLMC	3.7	3.0	3.4

Consolidated mines	6.9	6.1	6.3

Total lignite tons sold	33.4	32.4	33.2

The limerock dragline mining operations delivered 3.6 million, 22.0 million and 37.6 million cubic yards of limerock for the years ended December 31, 2009, 2008 and 2007, respectively. The decrease in limerock yards delivered during 2009 and 2008 was a result of an unfavorable legal ruling that set aside NACoal’s customers’ mining permits at most of the limerock dragline mining operations and a reduction in customer requirements due to a decline in the southern Florida housing and

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
construction markets. Red River sold 0.7 million, 0.6 million and 0.5 million tons of lignite in 2009, 2008 and 2007, respectively.
Total coal reserves were as follows at December 31:

	2009	2008	2007
	(in billions of tons)

Unconsolidated mines	1.1	1.1	1.1
Consolidated Mines	1.1	1.1	1.2

Total coal reserves	2.2	2.2	2.3

Operating Results
The results of operations for NACoal were as follows for the year ended December 31:

	2009	2008	2007

Revenues	$129.5	$115.3	$124.4
Operating profit	$42.6	$29.8	$43.1
Interest expense	$(4.1)	$(5.5)	$(7.0)
Other income (expense)	$0.9	$(1.3)	$0.6
Income from continuing operations	$30.6	$19.8	$30.4
Discontinued operations	$22.6	$2.3	$0.6
Net income	$53.2	$22.1	$31.0

Effective income tax rate	22.3%	13.9%	17.2%
See the discussion of the consolidated effective income tax rate in the Consolidated Income Taxes section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
2009 Compared with 2008
The following table identifies the components of change in revenues for 2009 compared with 2008:

Revenues

2008	$115.3

Increase (decrease) in 2009 from:
Consolidated coal mining operations	22.8
Other	2.2
Limerock dragline mining operations	(10.8)

2009	$129.5

Revenues for 2009 increased 12.3% to $129.5 million from $115.3 million in 2008. Revenues increased mainly due to higher revenues at the consolidated coal mining operations primarily attributable to an increase in tons delivered and contractual price escalation at MLMC and an increase in revenues from the contractual pass-through costs at San Miguel. In addition, NACoal recognized higher revenues from other mining services during 2009. The increase was partially offset by fewer yards delivered at the Florida limerock dragline mining operations primarily attributable to an unfavorable legal ruling that set aside NACoal’s customers’ mining permits at most of the limerock dragline mining operations. The decrease at the limerock dragline mining operations was partially offset by an increase in revenues from contractual pass-through costs.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
The following table identifies the components of change in operating profit for 2009 compared with 2008.

Operating
Profit

2008	$29.8

Increase (decrease) in 2009 from:
Gain on the sale of assets	8.5
Consolidated coal and limerock dragline mining operating profit	5.6
Other	2.2
Selling, general and administrative expenses	(2.7)
Earnings of unconsolidated mines	(0.8)

2009	$42.6

Operating profit increased to $42.6 million in 2009 from $29.8 million in 2008, primarily from gains on the sale of assets mainly due to the receipt of bonus payments for the lease of certain oil and gas mineral rights to a third party in 2009, higher consolidated coal and limerock dragline mining operating profit and higher revenues from other mining services. The increase in consolidated coal and limerock dragline mining operating profit was mainly from increased tonnage and contractual price escalation at MLMC and improved results at the limerock dragline mining operations as a result of amending most of NACoal’s limerock dragline mining agreements to change them to cost reimbursable management fee contracts during the second half of 2008. The increase was partially offset by higher selling, general and administrative expenses and a decrease in earnings of the unconsolidated mines primarily due to a decrease in contractual price escalators. Selling, general and administrative expenses increased primarily from higher employee-related expenses and higher management fees charged by the parent company. See additional discussion of “Management Fees” in the NACCO and Other section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.
Net income increased to $53.2 million in 2009 from $22.1 million in 2008 primarily from the gain on the sale of certain assets of Red River of $35.8 million ($22.3 million after taxes of $13.5 million) in 2009. In addition, net income also improved due to the increase in operating profit, lower interest expense from lower average outstanding borrowings and lower interest rates and an increase in other income (expense) mainly due to a gain on an ineffective interest rate swap contract during 2009 compared with a loss during 2008.
2008 Compared with 2007
The following table identifies the components of change in revenues for 2008 compared with 2007:

Revenues

2007	$124.4

Increase (decrease) in 2008 from:
Limerock dragline mining operations	(10.5)
Consolidated coal mining operations	0.8
Other	0.6

2008	$115.3

Revenues for 2008 decreased $9.1 million to $115.3 million from $124.4 million in 2007. The decrease was primarily due to fewer yards delivered at the limerock dragline mining operations primarily attributable to lower demand from the continuing decline in the southern Florida housing and construction markets. The decrease was partially offset by higher sales at the consolidated coal mining operations and improved royalty income included in Other in the table above. The increase in sales from the consolidated coal mining operations was primarily due to an increase in contractual pass-through of costs at San

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
Miguel and contractual price escalation at MLMC, partially offset by a decrease in tons delivered at MLMC due largely to a planned customer power plant outage in 2008.
The following table identifies the components of change in operating profit for 2008 compared with 2007.

Operating
Profit

2007	$43.1

Increase (decrease) in 2008 from:
Consolidated coal and limerock dragline mining operating profit	(10.6)
2007 arbitration award	(3.7)
Other	(0.7)
Earnings of unconsolidated project mining subsidiaries	1.7

2008	$29.8

Operating profit decreased to $29.8 million in 2008 from $43.1 million in 2007, primarily as a result of lower consolidated coal and limerock mining operating profit mainly due to lower tons delivered at MLMC due to a planned customer power plant outage in 2008 and lower limerock yards delivered. In addition, operating profit was unfavorably affected by higher cost of sales during 2008 at MLMC primarily from the capitalization of fixed costs over lower production levels in prior years and by the absence of an arbitration award that was received in 2007. Operating profit was favorably affected by contractual price escalation at the unconsolidated project mining subsidiaries.
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

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the change in cash flow for the years ended December 31:

	2009	2008	Change
Operating activities:

Net income	$53.2	$22.1	$31.1
Depreciation, depletion and amortization expense	9.0	9.5	(0.5)
Other	(8.9)	5.2	(14.1)
Working capital changes	19.7	(15.9)	35.6
Discontinued operations	(31.0)	2.3	(33.3)

Net cash provided by operating activities	42.0	23.2	18.8

Investing activities:

Expenditures for property, plant and equipment	(10.5)	(12.1)	1.6
Proceeds from the sale of assets	9.4	1.4	8.0
Investments in other unconsolidated affiliates	(5.4)	(4.9)	(0.5)
Discontinued operations	41.0	(0.3)	41.3

Net cash provided by (used for) investing activities	34.5	(15.9)	50.4

Cash flow before financing activities	$76.5	$7.3	$69.2

The increase in net cash provided by operating activities was primarily the result of changes in working capital partially offset by the change in other non-cash items during 2009 compared with 2008. The change in working capital was primarily the result of a decrease in intercompany receivables for tax advances from NACCO during 2009 compared with an increase in 2008, an increase in accounts payable during 2009 compared with a decrease in 2008 due to the timing of payments and a slight increase in accrued payroll in 2009 compared with a decrease in 2008. In addition, the change in other non-cash items was primarily from an increase in gains on the sale of assets during 2009 compared with 2008 and the change in deferred taxes.
Net cash provided by (used for) investing activities increased primarily due to the cash proceeds received related to the sale of Red River in 2009, which is included in discontinued operations, and an increase in proceeds received from the sale of assets during 2009 compared with 2008.

	2009	2008	Change
Financing activities:

Reductions of long-term debt and revolving credit agreements	$(23.9)	$(17.2)	$(6.7)
Cash dividends paid to NACCO	(12.5)	(7.2)	(5.3)
Intercompany loans	(38.4)	17.3	(55.7)
Financing fees paid	(1.1)	—	(1.1)
Other	—	(0.1)	0.1
Discontinued operations	—	(0.1)	0.1

Net cash used for financing activities	$(75.9)	$(7.3)	$(68.6)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
Net cash used for financing activities increased during 2009 compared with 2008 primarily due to the repayment of intercompany loans and other debt and an increase in the amount of dividends paid to NACCO.
Financing Activities
NACoal has an unsecured revolving line of credit of up to $100.0 million (the “NACoal Facility”) that expires in October 2012. Borrowings outstanding under the NACoal Facility were $7.0 million at December 31, 2009. Therefore, at December 31, 2009, the excess availability under the NACoal Facility was $93.0 million.
The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at either a base rate plus a margin of 1.75% or LIBOR plus a margin of 2.75%. The NACoal Facility also has a commitment fee of 0.50% per year on the unused commitment. The floating rate of interest applicable to the NACoal Facility at December 31, 2009 was 5.25% including the floating rate margin.
The NACoal Facility also contains restrictive covenants that require, among other things, NACoal to maintain certain debt to EBITDA and interest coverage ratios and provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on the debt to EBITDA ratio and achieving availability thresholds. At December 31, 2009, NACoal was in compliance with these covenants.
During 2004 and 2005, NACoal issued unsecured notes totaling $45.0 million in a private placement (the “NACoal Notes”), which require annual principal payments of approximately $6.4 million that began in October 2008 and will mature on October 4, 2014. These unsecured notes bear interest at a weighted-average fixed rate of 6.08%, payable semi-annually on April 4 and October 4. The NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. NACoal had $32.1 million of the private placement notes outstanding at December 31, 2009. The NACoal Notes contain certain covenants and restrictions that require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios, and limit dividends to NACCO based upon NACoal’s leverage ratio. At December 31, 2009, NACoal was in compliance with the covenants in the NACoal Notes.
NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At December 31, 2009, the balance of the note was $7.7 million and the interest rate was 0.75%.
NACoal believes funds available from the NACoal Facility and operating cash flows will provide sufficient liquidity to finance its operating needs and commitments arising during the next 12 months and until the expiration of the NACoal Facility in October 2012.
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of NACoal as of December 31, 2009:

	Payments Due by Period
Contractual Obligations	Total	2010	2011	2012	2013	2014	Thereafter
NACoal Facility	$7.0	$7.0	$—	$—	$—	$—	$—
Variable interest payments on NACoal Facility	0.3	0.3	—	—	—	—	—
NACoal Notes	32.1	6.4	6.4	6.4	6.4	6.5	—
Interest payments on NACoal Notes	5.4	1.8	1.5	1.1	0.7	0.3	—
Other debt	7.7	—	—	—	—	—	7.7
Purchase and other obligations	20.8	20.8	—	—	—	—	—
Operating leases	32.2	7.2	5.4	4.6	4.5	4.2	6.3

Total contractual cash obligations	$105.5	$43.5	$13.3	$12.1	$11.6	$11.0	$14.0

NACoal has a long-term liability of approximately $1.3 million for unrecognized tax benefits as of December 31, 2009. At this time, the Company is unable to make a reasonable estimate of the timing of payments due to, among other factors, the uncertainty of the timing and outcome of its audits.
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
NACoal’s variable interest payments are calculated based upon NACoal’s anticipated payment schedule and the December 31, 2009 LIBOR rate and applicable margins, as defined in the NACoal Facility. A 1/8% increase in the LIBOR rate would increase NACoal’s estimated total interest payments on the NACoal Facility by less than $0.1 million.
The purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll and incentive compensation.
Pension and postretirement funding can vary significantly each year due to plan amendments, changes in the market value of plan assets, legislation and the Company’s funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension and post-retirement funding has not been included in the table above. NACoal does not expect to contribute to its pension plan in 2010. NACoal maintains one supplemental retirement plan that pays monthly benefits to participants directly out of corporate funds and expects to pay benefits of approximately $0.3 million per year through 2011 and $0.4 million per year from 2012 through 2019. Benefit payments beyond that time cannot currently be estimated. All other pension benefit payments are made from assets of the pension plans. NACoal also expects to make payments related to its other postretirement plans of approximately $0.1 million in 2010 and $0.2 million per year from 2011 through 2019. Benefit payments beyond that time cannot currently be estimated.
Capital Expenditures
Following is a table which summarizes actual and planned capital expenditures:

	Planned	Actual	Actual
	2010	2009	2008
NACoal	$10.7	$10.5	$12.1
Planned expenditures for 2010 include mine equipment and development. These expenditures are expected to be funded from internally generated funds and bank borrowings.
Capital Structure
NACoal’s capital structure is presented below:

	December 31
	2009	2008	Change
Cash and cash equivalents	$1.6	$1.0	$0.6
Other net tangible assets	108.6	127.6	(19.0)
Coal supply agreement and other intangibles, net	63.5	66.4	(2.9)

Net assets	173.7	195.0	(21.3)
Advances from NACCO	—	(38.3)	38.3
Other debt	(46.8)	(70.7)	23.9

Total equity	$126.9	$86.0	$40.9

Debt to total capitalization	27%	56%	(29)%
The decrease in other net tangible assets is due primarily to an increase in net intercompany tax payables. Total debt decreased due to the repayment of Advances from NACCO and Other debt during 2009.
Total equity increased primarily due to net income of $53.2 million, partially offset by dividends paid to NACCO of $12.5 million during 2009.
OUTLOOK
NACoal expects steady performance at its coal mining operations in 2010 provided that customers achieve currently planned power plant operating levels. As a result, tons delivered at the coal mines in 2010 are expected to be comparable to 2009. Royalty income in 2010 is expected to be moderately lower than 2009.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
Limerock deliveries are expected to be significantly higher in 2010 than in 2009. In early 2010, the U.S. Army Corps of Engineers began issuing new mining permits for NACoal’s limerock customers in the lake belt region where an unfavorable legal ruling terminated the customers’ previous mining permits. As a result, most of NACoal’s limerock operations are expected to be operating again by the end of the first quarter. However, production will ramp up slowly and not all mining permits will be issued at once. In addition, although these mines will be back in production, production levels are expected to continue at low rates in 2010 because of the continued depressed levels of the southern Florida housing and construction markets. Delivery levels are not expected to return to 2008 levels until those markets recover.
NACoal has a number of new projects that are expected to begin to generate modest income during 2010. These projects are in start-up and development phases and will not be fully operational for several years. In the second quarter of 2009, NACoal entered into a contract mining services agreement to mine approximately 300,000 to 400,000 tons of coal annually for a new customer, with initial deliveries expected to commence in 2010. In addition, in the third quarter of 2009, NACoal entered into a contract mining services agreement to mine approximately 650,000 tons of coal annually for a customer that currently purchases coal from Sabine, with initial deliveries expected to commence in 2013. Finally, in the fourth quarter of 2009, NACoal entered into a contract mining services agreement to mine approximately 2.7 million tons of coal annually for a new customer, with initial deliveries expected to commence in 2012.
NACoal also has a number of new project opportunities for which it expects to continue to incur additional expenses in 2010. NACoal continues to seek permitting at its Otter Creek reserve in North Dakota in preparation for the expected construction of a new mine. The permit is anticipated to be issued in mid-2010. In addition, NACoal continues to work on a project with Mississippi Power to provide lignite coal to a new coal-fired Integrated Gasification Combined Cycle power plant expected to be built in Mississippi.
Overall, NACoal expects full year 2010 income from continuing operations to increase moderately over 2009 income from continuing operations, after excluding the lease bonus payments of $7.1 million received during the third quarter of 2009. Cash flow before financing activities in 2010 is expected to be positive, but down significantly from 2009 after excluding the effect of the Red River sale and lease bonus payments, as a result of changes in working capital.
NACoal’s contract at San Miguel expires at the end of 2010. NACoal intends to respond to San Miguel Electric’s “Request for Proposal” to operate the mine beyond 2010.
Over the longer term, NACoal expects to continue its efforts to develop new mining projects. NACoal is actively pursuing domestic opportunities for new coal mining projects which include prospects for power generation, coal-to-liquids, coal gasification and other clean coal technologies. Further, NACoal is encouraged that more new international value-added mining services projects for coal and other aggregates may become available, as evidenced by NACoal’s recent agreement for mining services in India. NACoal also continues to pursue additional non-coal mining opportunities outside of the United States.

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
FINANCIAL REVIEW
Operating Results
The results of operations at NACCO and Other were as follows for the year ended December 31:

	2009	2008	2007

Revenues	$—	$—	$—
Operating loss	$(9.4)	$(2.3)	$(3.8)
Other income (expense)	$(2.0)	$2.5	$6.7
Net income (loss)	$(9.0)	$(0.4)	$1.6
NACCO and Other’s operating loss increased to $9.4 million in 2009 compared with $2.3 million in 2008. The increase was primarily due to higher employee-related expenses, a reduction in management fees charged to the subsidiaries, an impairment charge recognized in connection with the buy-out of a capital lease asset, and higher professional fees during 2009. The change in other income was primarily due to lower interest income at the parent company from lower levels of cash investments and lower interest rates on investments. NACCO and Other recorded a net loss for 2009 of $9.0 million compared with $0.4 million in 2008, primarily due to the factors affecting operating loss and other income (expense).
The decrease in operating loss in 2008 compared with 2007 is primarily attributable to lower employee-related expenses in 2008 and the absence of expenses related to the cancelled spin-off of Hamilton Beach, Inc. (“Hamilton Beach”), recognized in 2007. The decrease in operating loss was partially offset by higher professional fees and lower management fees charged to the operating subsidiaries during 2008. The change in other income was primarily due to lower interest income at the parent company from lower levels of cash investments and lower interest rates on investments offset by a decrease in transaction expenses related to the Applica transaction, as discussed in the Applica Transaction section in Management’s Discussion and Analysis of Financial Position and Results of Operations. NACCO and Other recorded a net loss for 2008 of $0.4 million compared with net income of $1.6 million in 2007, due to the factors affecting operating loss and other income (expense).
Applica Transaction
In 2006, the Company initiated litigation in the Delaware Chancery Court against Applica Incorporated (“Applica”) and individuals and entities affiliated with Applica’s shareholder, Harbinger Capital Partners Master Fund I, Ltd. The litigation is on-going and alleges a number of contract and tort claims against the defendants related to the failed transaction with Applica, which had been previously announced. In its claims, the Company seeks monetary damages and any appropriate equitable relief.
Transaction related expenses were $1.1 million and $0.8 million in 2009 and 2008 for NACCO and Other and $1.6 million for NACCO and Other and $0.2 million for HBB in 2007. The Company expects to incur a higher level of litigation costs during 2010 related to this matter. The unsuccessful merger costs related to the Applica transaction and on-going litigation have been recorded in “Other income (expense)” in the Consolidated Statement of Operations.
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
services and stewardship activities and are allocated among all of its subsidiaries based upon the relative size and complexity of each subsidiary. In order to determine the allocation of management fees among the subsidiaries each year, the parent company reviews the time its employees devoted to each operating subsidiary during the prior year and the estimated costs for providing centralized services and stewardship activities in the next year to determine the amount of management fees to allocate to each operating subsidiary for that year. In addition, the parent company reviews the amount of management fees allocated to its operating subsidiaries each quarter to ensure the amount continues to be reasonable based on the actual costs incurred to date. The Company believes the allocation method is consistently applied and reasonable.
Following are the parent company management fees included in each subsidiary’s selling, general and administrative expenses for the year ended December 31:

	2009	2008	2007
NMHG	$6.3	$9.0	$10.4
HBB	$2.1	$3.4	$4.1
KC	$0.1	$0.1	$—
NACoal	$3.0	$1.4	$1.6
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
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of NACCO and Other as of December 31, 2009:

Contractual Obligations	Total	2010	2011	2012	2013	2014	Thereafter

Operating leases	$4.7	$0.6	$0.6	$0.6	$0.6	$0.6	$1.7
Purchase and other obligations	6.2	6.2	—	—	—	—	—

Total contractual cash obligations	$10.9	$6.8	$0.6	$0.6	$0.6	$0.6	$1.7

Pension and postretirement funding can vary significantly each year due to plan amendments, changes in the market value of plan assets, legislation and the Company’s funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension and postretirement funding has not been included in the table above. NACCO and Other maintains one supplemental retirement plan that pays monthly benefits to participants directly out of corporate funds. Annual benefit payments are expected to be less than $0.1 million per year over the next ten years. Benefit payments beyond that time cannot currently be estimated. All other pension benefit payments are made from assets of the pension plans. NACCO and Other expects to contribute $0.1 million to its pension plan during 2010. NACCO and Other also expects to make payments related to its other postretirement plans of less than $0.1 million per year over the next ten years. Benefit payments beyond that time cannot currently be estimated.
The purchase and other obligations are primarily for accounts payable, open purchase orders, accrued payroll and incentive compensation.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NACCO INDUSTRIES, INC. AND SUBSIDIARIES (Tabular Amounts in Millions, Except Per Share and Percentage Data)
Capital Structure
NACCO’s consolidated capital structure is presented below:

	December 31
	2009	2008	Change
Cash and cash equivalents	$256.2	$138.2	$118.0
Other net tangible assets	501.4	615.2	(113.8)
Coal supply agreements and other intangibles, net	63.5	66.4	(2.9)

Net assets	821.1	819.8	1.3
Total debt	(409.5)	(449.1)	39.6
Closed mine obligations, net-of-tax	(14.5)	(13.8)	(0.7)

Total equity	$397.1	$356.9	$40.2

Debt to total capitalization	51%	56%	(5)%
RECENTLY ISSUED ACCOUNTING STANDARDS
In June 2009, the FASB issued authoritative guidance for accounting for transfers of financial assets which is effective for the Company on January 1, 2010. The guidance requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. The guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The guidance also requires enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. The Company does not expect the adoption of the guidance to have a material effect on its financial position, results of operations, cash flows or related disclosures.
In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities which is effective for the Company on January 1, 2010. The guidance changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The guidance requires an ongoing assessment of whether an entity is the primary beneficiary of a variable interest entity and eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The guidance also requires additional disclosures regarding a company’s involvement with variable interest entities, any significant changes in risk exposure due to that involvement and how the company’s involvement with a variable interest entity affects the company’s financial statements. The Company does not expect the adoption of the guidance to have a material effect on its financial position, results of operations, cash flows or related disclosures.
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
NMHG: (1) reduction in demand for lift trucks and related aftermarket parts and service on a global basis, including the ability of NMHG’s dealers, suppliers and end-users to obtain financing at reasonable rates, or at all, as a result of current economic conditions, (2) changes in sales prices, (3) delays in delivery or increases in costs, including transportation costs, of raw materials or sourced products and labor, (4) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which NMHG operates and/or sells products, (5) delays in, increased costs from or reduced benefits from restructuring programs, (6) customer acceptance of, changes in the costs of, or delays in the development of new products, (7) introduction of new products by, or more favorable product pricing offered by, NMHG’s competitors, (8) delays in manufacturing and delivery schedules, (9) changes in or unavailability of suppliers, (10) bankruptcy of or loss of major dealers, retail customers or suppliers, (11) product liability or other litigation, warranty claims or returns of products, (12) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives, (13) acquisitions and/or dispositions of dealerships by NMHG, (14) changes mandated by federal, state and other regulation, including health, safety or environmental legislation and (15) the ability of NMHG to obtain future financing on reasonable terms or at all.
HBB: (1) changes in the sales prices, product mix or levels of consumer purchases of small electric appliances, (2) changes in consumer retail and credit markets, (3) bankruptcy of or loss of major retail customers or suppliers, (4) changes in costs, including transportation costs, of sourced products, (5) delays in delivery of sourced products, (6) changes in, or unavailability of quality or cost effective, suppliers, (7) exchange rate fluctuations, changes in the foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which HBB buys, operates and/or sells products, (8) product liability, regulatory actions or other litigation, warranty claims or returns of products, (9) customer acceptance of, changes in costs of, or delays in the development of new products, (10) increased competition, including consolidation within the industry, (11) changes mandated by federal, state and other regulation, including health, safety or environmental legislation, (12) the ability of HBB and its customers and suppliers to access credit in the current economic environment and (13) the ability of HBB to obtain future financing on reasonable terms or at all.
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
NACoal: (1) weather conditions, extended power plant outages or other events that would change the level of customers’ lignite coal or limerock requirements, (2) weather or equipment problems that could affect lignite coal or limerock deliveries to customers, (3) changes in mining permit requirements that could affect deliveries to customers, (4) changes in costs related to geological conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (5) costs to pursue and develop new mining opportunities, including costs in connection with NACoal’s joint ventures, (6) changes in tax laws or regulatory requirements, including changes in power plant emission regulations and health, safety or environmental legislation, (7) changes in the power industry that would affect demand for NACoal’s reserves and (8) the ability of NACoal’s utility customers to access credit markets to maintain current liquidity.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
The Company’s subsidiaries, NMHG, HBB, KC and NACoal, have entered into certain financing arrangements that require interest payments based on floating interest rates. As such, the Company’s financial results are subject to changes in the market rate of interest. To reduce the exposure to changes in the market rate of interest, the Company has entered into interest rate swap agreements for a significant portion of its floating rate financing arrangements. The Company does not enter into interest rate swap agreements for trading purposes. Terms of the interest rate swap agreements require the subsidiaries to receive a variable interest rate and pay a fixed interest rate. See also Note 2 and Note 11 to the Consolidated Financial Statements in this Form 10-K.
In addition, NACoal has fixed rate debt arrangements. For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its liabilities. NACoal’s fixed rate debt arrangements have a fair value based on Company estimates of $32.2 million at December 31, 2009. Assuming a hypothetical 10% decrease in the effective interest yield on this fixed rate debt, the fair value of this liability would increase by $0.5 million compared with the fair value of this liability at December 31, 2009. The fair value of the Company’s interest rate swap agreements was a liability of $20.8 million at December 31, 2009. A hypothetical 10% decrease in interest rates would cause a decrease in the fair value of interest rate swap agreements and the resulting fair value would be a liability of $21.9 million.
FOREIGN CURRENCY EXCHANGE RATE RISK
NMHG and HBB operate internationally and enter into transactions denominated in foreign currencies. As such, their financial results are subject to the variability that arises from exchange rate movements. NMHG and HBB use forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts generally mature within twelve months and require the companies to buy or sell British pounds, euros, Japanese yen, Australian dollars, Canadian dollars, Swedish kroner and Mexican pesos for the functional currency in which the applicable subsidiary operates at rates agreed to at the inception of the contracts. The fair value of these contracts was a net liability of $0.1 million at December 31, 2009. See also Notes 2 and Note 11 to the Consolidated Financial Statements in this Form 10-K.
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. Assuming a hypothetical 10% strengthening of the U.S. dollar compared with other foreign currencies at December 31, 2009, the fair value of foreign currency-sensitive financial instruments, which primarily represents forward foreign currency exchange contracts, would decline by $2.4 million compared with its fair value at December 31, 2009. It is important to note that the loss in fair value indicated in this sensitivity analysis would be somewhat offset by changes in the fair value of the underlying receivables and payables.
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
There were no disagreements with accountants on accounting and financial disclosure for the three year period ended December 31, 2009.
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
Management’s report on internal control over financial reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009. The Company’s effectiveness of internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 15 of this Form 10-K and incorporated herein by reference.
Changes in internal control: During the fourth quarter of 2009, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. OTHER INFORMATION
None.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to Directors of the Company will be set forth in the 2010 Proxy Statement under the subheadings “Business to be Transacted — 1. Election of Directors — Director Nominee Information” and “—Beneficial Ownership of Class A Common and Class B Common,” which information is incorporated herein by reference.
Information with respect to the audit review committee and the audit review committee financial expert will be set forth in the 2010 Proxy Statement under the heading “Business to be Transacted — 1. Election of Directors — Directors’ Meetings and Committees,” which information is incorporated herein by reference.
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Company’s Directors, executive officers and holders of more than ten percent of the Company’s equity securities will be set forth in the 2010 Proxy Statement under the subheading “Business to be Transacted — 1. Election of Directors — Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.
Information regarding the executive officers of the Company is included in this Form 10-K as Item 4A of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.
The Company has adopted a code of ethics applicable to all Company personnel, including the principal executive officer, principal financial officer, principal accounting officer or controller, or other persons performing similar functions. The code of ethics, entitled the “Code of Corporate Conduct,” is posted on the Company’s website at http://www.nacco.com under “Corporate Governance.” Amendments and waivers of the Company’s Code of Corporate Conduct for directors or executive officers of the Company, if any, will be disclosed on the Company’s website or on a current report on Form 8-K.

Item 11.	EXECUTIVE COMPENSATION
Information with respect to executive compensation will be set forth in the 2010 Proxy Statement under the subheadings “Business to be Transacted — 1. Election of Directors — Director Compensation” and “— Executive Compensation,” which information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2010 Proxy Statement under the subheading “Business to be Transacted — 1. Election of Directors — Beneficial Ownership of Class A Common and Class B Common,” which information is incorporated herein by reference.
Information with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance will be set forth in the 2010 Proxy Statement under the subheading “Business to be Transacted — 4. Approval for purposes of Section 162(m) of the Internal Revenue Code, of the NACCO Industries, Inc. Annual Incentive Compensation Plan (Effective January 1, 2010),” which information is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to certain relationships and related transactions will be set forth in the 2010 Proxy Statement under the subheadings “Business to be Transacted — 1. Election of Directors — Directors’ Meetings and Committees” and “— Certain Business Relationships,” which information is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services will be set forth in the 2010 Proxy Statement under the heading “Business to be Transacted — 6. Confirmation of Appointment of Independent Registered Public Accounting Firm for the Current Fiscal Year,” which information is incorporated herein by reference.
PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) and (2) The response to Item 15(a)(1) and (2) is set forth beginning at page F-1 of this Form 10-K.
(a) (3) Listing of Exhibits — See the exhibit index beginning at page X-1 of this Form 10-K.
(b) The response to Item 15(b) is set forth beginning at page X-1 of this Form 10-K.
(c) Financial Statement Schedules — The response to Item 15(c) is set forth beginning at page F-52 of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NACCO Industries, Inc.
By:	/s/ Kenneth C. Schilling
Kenneth C. Schilling
Vice President and Controller (principal financial and accounting officer)

March 2, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alfred M. Rankin, Jr.	Chairman, President and Chief Executive Officer (principal executive officer), Director	March 2, 2010
Alfred M. Rankin, Jr.

/s/ Kenneth C. Schilling Kenneth C. Schilling	Vice President and Controller (principal financial and accounting officer)	March 2, 2010

* Owsley Brown II	Director	March 2, 2010
Owsley Brown II

* Dennis W. LaBarre	Director	March 2, 2010
Dennis W. LaBarre

* Richard de J. Osborne	Director	March 2, 2010
Richard de J. Osborne

* Ian M. Ross	Director	March 2, 2010
Ian M. Ross

* Michael E. Shannon	Director	March 2, 2010
Michael E. Shannon

* Britton T. Taplin	Director	March 2, 2010
Britton T. Taplin

* David F. Taplin	Director	March 2, 2010
David F. Taplin

* John F. Turben	Director	March 2, 2010

John F. Turben

* Eugene Wong	Director	March 2, 2010
Eugene Wong

*	Kenneth C. Schilling, by signing his name hereto, does hereby sign this Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.

/s/ Kenneth C. Schilling	March 2, 2010
Kenneth C. Schilling, Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a)(1) AND (2), AND ITEM 15(c)
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULES
YEAR ENDED DECEMBER 31, 2009
NACCO INDUSTRIES, INC.
CLEVELAND, OHIO

FORM 10-K
ITEM 15(a)(1) AND (2)
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
     The following consolidated financial statements of NACCO Industries, Inc. and Subsidiaries are incorporated by reference in Item 8:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm — For each of the three years in the period ended December 31, 2009.	F-3
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm on Internal Control over Financial Reporting — Year ended December 31, 2009.	F-4
Consolidated Statements of Operations — Year ended December 31, 2009, 2008 and 2007.	F-5
Consolidated Statements of Comprehensive Income (Loss) — Year ended December 31, 2009, 2008 and 2007.	F-6
Consolidated Balance Sheets — December 31, 2009 and December 31, 2008.	F-7
Consolidated Statements of Cash Flows — Year ended December 31, 2009, 2008 and 2007.	F-8
Consolidated Statements of Equity — Year ended December 31, 2009, 2008 and 2007.	F-9
Notes to Consolidated Financial Statements.	F-10
     The following consolidated financial statement schedules of NACCO Industries, Inc. and Subsidiaries are included in Item 15(c):

Schedule I — Condensed Financial Information of the Parent	F-52
Schedule II — Valuation and Qualifying Accounts	F-56
     All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of NACCO Industries, Inc.
We have audited the accompanying consolidated balance sheets of NACCO Industries, Inc. and Subsidiaries (collectively “the Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NACCO Industries, Inc. and Subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.
As explained in Note 2 to the consolidated financial statements, during 2008, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (Codified in FASB ASC 715, Compensation — Retirement Benefits).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NACCO Industries, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Cleveland, Ohio
March 2, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of NACCO Industries, Inc.
We have audited NACCO Industries, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NACCO Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Form 10-K. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, NACCO Industries, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NACCO Industries, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2009, and our report dated March 2, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Cleveland, Ohio
March 2, 2010

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2009	2008	2007
	(In millions, except per share data)

Revenues	$2,310.6	$3,665.1	$3,590.0
Cost of sales	1,902.5	3,174.0	2,989.0

Gross Profit	408.1	491.1	601.0
Earnings of unconsolidated mines	38.6	39.4	37.7
Operating Expenses
Selling, general and administrative expenses	388.3	475.3	492.2
Goodwill and other intangible assets impairment charges	—	435.7	—
Restructuring charges	9.3	9.1	8.6
Gain on sale of businesses	—	—	(1.3)
Gain on sale of assets	(10.0)	(0.1)	—

	387.6	920.0	499.5

Operating Profit (Loss)	59.1	(389.5)	139.2
Other income (expense)
Interest expense	(32.2)	(40.6)	(40.7)
Interest income	3.2	7.6	12.0
Income (loss) from other unconsolidated affiliates	(1.7)	4.6	8.1
Unsuccessful merger costs	(1.1)	(0.8)	(1.8)
Other	1.6	(2.3)	(2.8)

	(30.2)	(31.5)	(25.2)

Income (Loss) Before Income Taxes	28.9	(421.0)	114.0
Income tax provision	20.5	18.7	24.3

Income (Loss) From Continuing Operations	8.4	(439.7)	89.7
Discontinued operations, net of $13.5 tax expense in 2009, $0.1 tax benefit in 2008 and $0.4 tax benefit in 2007	22.6	2.3	0.6

Net Income (Loss)	31.0	(437.4)	90.3
Net (income) loss attributable to noncontrolling interest	0.1	(0.2)	0.1

Net Income (Loss) Attributable to Stockholders	$31.1	$(437.6)	$90.4

Amounts Attributable to Stockholders
Income (loss) from continuing operations, net of tax	$8.5	$(439.9)	$89.8
Discontinued operations, net of tax	22.6	2.3	0.6

Net Income (Loss) Attributable to Stockholders	$31.1	$(437.6)	$90.4

Comprehensive Income (Loss)	$55.3	$(517.0)	$124.7

Basic Earnings (Loss) per Share Attributable to Stockholders:
Continuing operations	$1.03	$(53.12)	$10.87
Discontinued operations	2.72	0.28	0.07

Basic Earnings (Loss) per Share	$3.75	$(52.84)	$10.94

Diluted Earnings (Loss) per Share Attributable to Stockholders:
Continuing operations	$1.03	$(53.12)	$10.86
Discontinued operations	2.72	0.28	0.07

Diluted Earnings (Loss) per Share	$3.75	$(52.84)	$10.93

See Notes to Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2009	2008	2007
	(In millions)

Net Income (Loss) Attributable to Stockholders	$31.1	$(437.6)	$90.4

Other comprehensive income (loss)
Foreign currency translation adjustment	17.4	(49.4)	28.4
Current period cash flow hedging activity, net of $4.2 tax benefit in 2009, $2.2 tax benefit in 2008 and $3.9 tax benefit in 2007	8.7	(5.6)	(6.1)
Reclassification of hedging activities into earnings, net of $2.1 tax expense in 2009, $1.0 tax expense in 2008 and $0.5 tax expense in 2007	3.9	2.2	0.8
Current period pension and postretirement plan adjustment, net of $0.8 tax expense in 2009, $17.9 tax benefit in 2008 and $0.2 tax expense in 2007	(9.9)	(30.8)	0.4
Reclassification of pension and postretirement into earnings, net of $1.7 tax expense in 2009, $2.9 tax expense in 2008 and $5.4 tax expense in 2007	4.1	4.2	10.8

	24.2	(79.4)	34.3

Comprehensive Income (Loss)	$55.3	$(517.0)	$124.7

See Notes to Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2009	2008
	(In millions, except share data)

ASSETS
Current Assets
Cash and cash equivalents	$256.2	$138.2
Accounts receivable, net of allowances of $18.6 in 2009 and $21.9 in 2008	315.0	418.1
Inventories, net	336.7	479.0
Deferred income taxes	23.4	38.2
Prepaid expenses and other	35.0	65.3
Current assets of discontinued operations	1.3	2.4

Total Current Assets	967.6	1,141.2
Property, Plant and Equipment, Net	323.9	349.2
Coal Supply Agreement and Other Intangibles, Net	63.5	66.4
Long-term Deferred Income Taxes	11.8	21.3
Other Non-current Assets	121.9	99.8
Long-term Assets of Discontinued Operations	—	10.0

Total Assets	$1,488.7	$1,687.9

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$271.7	$375.9
Revolving credit agreements — not guaranteed by the parent company	9.5	6.4
Current maturities of long-term debt — not guaranteed by the parent company	22.4	42.4
Accrued payroll	44.3	60.1
Accrued warranty	27.9	46.3
Deferred revenue	12.5	17.7
Other current liabilities	89.1	125.4
Current liabilities of discontinued operations	1.9	1.1

Total Current Liabilities	479.3	675.3
Long-term Debt — not guaranteed by the parent company	377.6	400.3
Pension and other Postretirement Obligations	98.5	100.9
Other Long-term Liabilities	136.2	151.6
Long-term Liabilities of Discontinued Operations	—	2.9

Total Liabilities	1,091.6	1,331.0
Stockholders’ Equity
Common stock:
Class A, par value $1 per share, 6,694,380 shares outstanding (2008 - 6,680,652 shares outstanding)	6.7	6.7
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,599,356 shares outstanding (2008 - 1,605,226 shares outstanding)	1.6	1.6
Capital in excess of par value	16.1	14.4
Retained earnings	413.3	399.3
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	34.8	17.4
Deferred gain (loss) on cash flow hedging	3.5	(9.1)
Pension and postretirement plan adjustment	(79.4)	(73.6)

Total Stockholders’ Equity	396.6	356.7
Noncontrolling Interest	0.5	0.2

Total Equity	397.1	356.9

Total Liabilities and Equity	$1,488.7	$1,687.9

See Notes to Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2009	2008	2007
	(In millions)
Operating Activities
Income (loss) from continuing operations	$8.4	$(439.7)	$89.7
Discontinued operations	22.6	2.3	0.6

Net income (loss)	31.0	(437.4)	90.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	53.6	58.9	59.0
Amortization of deferred financing fees	2.2	2.0	2.0
Deferred income taxes	24.7	20.3	5.2
Goodwill and other intangible assets impairment charges	—	435.7	—
Restructuring charges	9.3	9.1	8.6
Gain on sale of assets	(10.0)	(0.1)	—
Gain on sale of businesses	—	—	(1.3)
Other non-current liabilities	(30.3)	(22.1)	(15.9)
Non-cash foreign currency	(7.6)	24.1	4.5
Other	0.6	7.3	4.8
Working capital changes, excluding the effect of business dispositions:
Accounts receivable	126.8	15.1	(112.5)
Inventories	163.0	36.1	(43.4)
Other current assets	13.1	(4.4)	(4.5)
Accounts payable	(109.6)	(107.6)	70.3
Other liabilities	(78.8)	(34.4)	12.9

Net cash provided by operating activities — continuing operations	188.0	2.6	80.0
Net cash provided by (used for) operating activities — discontinued operations	(31.0)	2.3	1.4

Net cash provided by operating activities	157.0	4.9	81.4

Investing Activities
Expenditures for property, plant and equipment	(33.5)	(71.4)	(65.2)
Proceeds from the sale of assets	20.7	5.1	2.7
Proceeds from the sale of businesses	—	—	5.7
Other	(5.1)	(4.8)	0.5

Net cash used for investing activities — continuing operations	(17.9)	(71.1)	(56.3)
Net cash provided by (used for) investing activities — discontinued operations	41.0	(0.3)	(3.6)

Net cash provided by (used for) investing activities	23.1	(71.4)	(59.9)

Financing Activities
Additions to long-term debt	13.0	31.7	147.4
Reductions of long-term debt	(61.5)	(71.8)	(66.8)
Net additions (reductions) to revolving credit agreements	2.6	(25.9)	2.7
Cash dividends paid	(17.1)	(16.9)	(16.4)
Financing fees paid	(1.1)	(0.1)	(2.5)
Other	—	(0.1)	—

Net cash provided by (used for) financing activities — continuing operations	(64.1)	(83.1)	64.4
Net cash used for financing activities — discontinued operations	—	(0.1)	—

Net cash provided by (used for) financing activities	(64.1)	(83.2)	64.4

Effect of exchange rate changes on cash	2.0	6.7	(1.4)

Cash and Cash Equivalents
Increase (decrease) for the year	118.0	(143.0)	84.5
Balance at the beginning of the year	138.2	281.2	196.7

Balance at the end of the year	$256.2	$138.2	$281.2

See Notes to Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended December 31
	2009	2008	2007
	(In millions, except per share data)
Stockholders’ Equity:

Class A Common Stock	$6.7	$6.7	$6.7

Class B Common Stock	1.6	1.6	1.6

Capital in Excess of Par Value
Beginning balance	14.4	14.1	12.5
Stock-based compensation	1.8	—	1.1
Shares issued under stock compensation plans	0.3	0.3	0.5
Noncontrolling interest share of contributions to joint venture	(0.4)	—	—

	16.1	14.4	14.1

Retained Earnings
Balance as of December 31:
2008	399.3	—	—
2007	—	854.9	—
2006	—	—	790.7
Cumulative effect of accounting change, net of $0.5 tax benefit in 2008	—	(1.1)	(9.8)

Beginning balance	399.3	853.8	780.9
Net income (loss) attributable to stockholders	31.1	(437.6)	90.4
Cash dividends on Class A and Class B common stock:
2009: $2.0675 per share	(17.1)	—	—
2008: $2.045 per share	—	(16.9)	—
2007: $1.980 per share	—	—	(16.4)

	413.3	399.3	854.9

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(65.3)	14.1	(20.2)
Foreign currency translation adjustment	17.4	(49.4)	28.4
Reclassification of hedging activities into earnings	3.9	2.2	0.8
Current period cash flow hedging activity	8.7	(5.6)	(6.1)
Pension and postretirement plan adjustment	(11.6)	(31.8)	0.4
Cumulative effect of accounting change	—	1.0	—
Reclassification of pension and postretirement activities into earnings	5.8	4.2	10.8

	(41.1)	(65.3)	14.1

Total Stockholders’ Equity	396.6	356.7	891.4

Noncontrolling Interest
Beginning balance	0.2	—	—
Net (income) loss	(0.1)	0.2	(0.1)
Foreign currency translation adjustment	—	—	0.1
Noncontrolling interest share of contributions to joint venture	0.4	—	—

Total Noncontrolling Interest	0.5	0.2	—

Total Equity	$397.1	$356.9	$891.4

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
NMHG designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names, primarily to independent and wholly owned Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, The Netherlands, China, Italy, Japan, Mexico, the Philippines, Vietnam and Brazil. The sale of service parts represents approximately 18%, 13% and 13% of total NMHG revenues as reported for 2009, 2008 and 2007, respectively. Hamilton Beach Brands, Inc. (“HBB”) is a leading designer, marketer and distributor of small electric household appliances, as well as commercial products for restaurants, bars and hotels. The Kitchen Collection, Inc. (“KC”) is a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States. The North American Coal Corporation and its affiliated coal companies (collectively, “NACoal”) mine and market coal primarily as fuel for power generation and provide selected value-added mining services for other natural resources companies.
Six of NACoal’s wholly owned subsidiaries, The Coteau Properties Company (“Coteau”), The Falkirk Mining Company (“Falkirk”), The Sabine Mining Company (“Sabine”) (collectively, the “project mining subsidiaries”), Demery Resource Company, LLC (“Demery”), Caddo Creek Resource Company, LLC (“Caddo Creek”) and Camino Real Fuels, LLC (“Camino Real”) each meet the definition of a variable interest entity. The project mining subsidiaries were developed between 1974 and 1981 and operate lignite coal mines under long-term contracts with various utility customers. The contracts with the project mining subsidiaries’ utility customers allow each mine to sell lignite coal at a price based on actual cost plus an agreed pre-tax profit per ton. These project mining subsidiaries are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed. The obligations of the project mining subsidiaries are without recourse to NACCO and NACoal. Demery, Caddo Creek and Camino Real were formed during 2009 to develop, construct and operate lignite surface mines under long-term contracts. The contracts with the customers allow for reimbursement of all costs plus a management fee. The taxes resulting from the earnings of these six entities are solely the responsibility of the Company. Although NACoal owns 100% of the stock and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities or absorb any expected losses without additional support from the customers. As a result, NACoal is not the primary beneficiary and therefore does not consolidate these entities. See Note 20 for further discussion.
Investments in Sumitomo-NACCO Materials Handling Company, Ltd. (“SN”), a 50% owned joint venture, and NMHG Financial Services, Inc. (“NFS”), a 20% owned joint venture, are also accounted for by the equity method. SN operates manufacturing facilities in Japan, the Philippines and Vietnam from which NMHG purchases certain components and internal combustion lift trucks. Sumitomo Heavy Industries, Ltd. owns the remaining 50% interest in SN. Each shareholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between NMHG and Sumitomo Heavy Industries, Ltd. prior to a vote of SN’s board of directors. NFS is a joint venture with General Electric Capital Corporation (“GECC”), formed primarily for the purpose of providing financial services to independent Hyster® and Yale® lift truck dealers and National Account customers in the United States. National Account customers are large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. See Note 20 for further discussion.
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
Property, Plant and Equipment, Net: Property, plant and equipment are recorded at cost. Depreciation, depletion and amortization are provided in amounts sufficient to amortize the cost of the assets, including assets recorded under capital leases, over their estimated useful lives using the straight-line method. Buildings are depreciated using a 40-year life or, at NACoal, over the life of the mine, which is 30 years. Estimated lives for machinery and equipment range from three to 15 years and for building improvements from five to 40 years. The units-of-production method is used to amortize certain tooling for sourced products and certain coal-related assets based on estimated recoverable tonnages. Capital grants received for the acquisition of equipment are recorded as reductions of the related equipment cost and reduce future depreciation expense. Repairs and maintenance costs are generally expensed when incurred.
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
Coal Supply Agreement and Other Intangibles, Net: The coal supply agreement represents a long-term supply agreement with NACoal’s customer and is recorded based on the fair value at the date of acquisition. This intangible asset is being amortized based on units of production over the life of the agreement, which is 30 years. The Company reviews identified intangible assets for impairment when changes in circumstances or the occurrence of certain events indicate potential impairment.
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
Self-insurance Liabilities: The Company is generally self-insured for product liability, environmental liability, medical, certain workers’ compensation claims and certain closed mine liabilities. For product liability, catastrophic insurance coverage is retained for potentially significant individual claims. An estimated provision for claims reported and for claims incurred but not yet reported under the self-insurance programs is recorded and revised periodically based on industry trends, historical experience and management judgment. In addition, industry trends are considered within management’s judgment for valuing claims. Changes in assumptions for such matters as legal judgments and settlements, inflation rates, medical costs and actual experience could cause estimates to change in the near term.
Revenue Recognition: Revenues are generally recognized when title transfers and risk of loss passes as customer orders are completed and shipped. For NMHG’s National Account customers, revenue is recognized upon customer acceptance. Under its mining contracts, the Company recognizes revenue as the coal or limerock is delivered.
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
The Company also records estimated reductions to revenues for customer programs and incentive offerings, including special pricing agreements, price competition, promotions and other volume-based incentives. At NMHG, lift truck sales revenue is recorded net of projected discounts. The estimated discount amount is based upon historical trends for each lift truck model. In addition to standard discounts, dealers can also request additional discounts that allow them to offer price concessions to customers. From time to time, NMHG offers special incentives to increase retail share or dealer stock and offers certain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
customers volume rebates if a specified cumulative level of purchases is obtained. At HBB, net sales represent gross sales less cooperative advertising, negotiated price allowances based primarily on volume purchasing levels, estimated returns and allowances for defective products. At KC, retail markdowns are incorporated into KC’s retail method of accounting for cost of sales. Additionally, the Company provides for the estimated cost of product warranties at the time revenues are recognized.
NMHG sells some lift trucks with multiple deliverables, including future product maintenance. Under these arrangements, the revenue related to the undelivered portion is determined based on vendor specific objective evidence and deferred until it can be properly recognized under company policy. Maintenance revenues are recognized in proportion to expected maintenance expenses.
Advertising Costs: Advertising costs, except for direct response advertising, are expensed as incurred. Total advertising expense was $15.6 million, $23.8 million and $25.7 million in 2009, 2008 and 2007, respectively. Included in these advertising costs are amounts related to cooperative advertising programs at HBB that are recorded as a reduction of sales in the Consolidated Statements of Operations as related revenues are recognized. Direct response advertising, which consists primarily of costs to produce television commercials for HBB products, is capitalized and amortized over the expected period of future benefits. No assets related to direct response advertising were capitalized at December 31, 2009 or 2008.
Product Development Costs: Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to $50.4 million, $62.5 million and $62.6 million in 2009, 2008 and 2007, respectively.
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
Stock Compensation: The Company maintains long-term incentive programs at all of its subsidiaries. The parent company has stock compensation plans for a limited number of executives that allows the grant of shares of Class A common stock, subject to restrictions, as a means of retaining and rewarding them for long-term performance and to increase ownership in the Company. Shares awarded under the plans are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends at the earliest of (i) five years after the participant’s retirement date, (ii) ten years from the award date, or (iii) the participant’s death or permanent disability. Pursuant to the plans, the Company issued 35,573 and 12,082 shares related to the years ended December 31, 2009 and 2007, respectively. Compensation expense related to these share awards was $1.8 million ($1.2 million net of tax) and $1.2 million ($0.8 million net of tax) for the years ended December 31, 2009 and 2007, respectively. Compensation expense represents fair value based on the market price of the shares. No shares were issued related to the year ended December 31, 2008.
The Company also has a stock compensation plan for non-employee directors of the Company under which a portion of the non-employee directors’ annual retainer is paid in restricted shares of Class A common stock. For the year ended December 31, 2009, $27,000 of the non-employee directors’ annual retainer of $49,500 was paid in restricted shares of Class A common stock. For the year ended December 31, 2008 and 2007, $30,000 of the non-employee directors’ annual retainer of $55,000 was paid in restricted shares of Class A common stock. Shares awarded under the plan are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends at the earliest of (i) ten years from the award date, (ii) the date of the director’s death or permanent disability, (iii) five years (or earlier with the approval of the Board of Directors) after the director’s date of retirement from the Board of Directors, or (iv) the date of the participant’s retirement from the Board of Directors and the director has reached 70 years of age. Pursuant to this plan, the Company issued 6,066, 3,618 and 2,115 shares related to the years ended December 31, 2009, 2008 and 2007, respectively. In addition to the mandatory retainer fee received in restricted stock, directors may elect to receive shares of Class A common stock in lieu of cash for up to 100% of the balance of their annual retainer, meeting attendance fees, committee retainer and any committee chairman’s fees. These voluntary shares are not subject to any restrictions. Total shares issued under voluntary elections were 1,792, 1,067 and 623 in 2009, 2008 and 2007, respectively. Compensation expense related to these awards was $0.3 million ($0.2 million net of tax) for each of the years ended December 31, 2009, 2008 and 2007. Compensation expense represents fair value based on the market price of the shares at the grant date.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Effective September 30, 2009, NMHG’s United Kingdom operations changed its functional currency to the euro. The change in functional currency reflects the fact that the majority of its business transactions are conducted in euros.
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
See Note 11 for further discussion of derivative financial instruments.
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
On June 30, 2009, the Company adopted authoritative guidance issued by the FASB on subsequent events. The guidance provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The guidance provides (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of the guidance did not have a material effect on the Company’s financial position, results of operations, cash flows or related disclosures.
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
On September 30, 2009, the Company adopted authoritative guidance issued by the FASB which establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. generally accepted accounting principles. The Company has modified its disclosures to comply with the requirements. The adoption of the guidance did not have a material effect on the Company’s financial position, results of operations or cash flows.
On December 31, 2009, the Company adopted authoritative guidance issued by the FASB on disclosures about postretirement benefit plan assets. The guidance modifies existing requirements to include additional disclosures about plan assets of an employer’s defined benefit pension or other postretirement plan. The adoption of the guidance did not have a material effect on the Company’s financial position, results of operations or cash flows. See Note 16 for additional disclosures required by this guidance.
Accounting Standards adopted in 2008:
On January 1, 2008, the Company adopted authoritative guidance issued by the FASB on fair value measurements. The guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of the guidance apply under other accounting pronouncements that require or permit fair value measurements. The adoption of the guidance did not have a material effect on the Company’s financial position, results of operations or cash flows. See Note 11 for additional disclosures required by this guidance.
On December 31, 2006, the Company adopted authoritative guidance issued by the FASB on defined benefit pension and other postretirement plans. The guidance requires an entity to recognize the funded status of a defined benefit postretirement plan in its statement of financial position measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation would be the projected benefit obligation; for any other postretirement benefit plan, the benefit obligation would be the accumulated postretirement benefit obligation. In addition, the guidance also requires entities to recognize the actuarial gains and losses and the prior service costs and credits that arise during the period but are not recognized as components of net periodic benefit cost as a component of OCI. The guidance also requires disclosure of additional information in the notes to financial statements about certain effects of net periodic benefit cost in the subsequent fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits. The guidance also requires entities to measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position. During 2008, the Company changed the measurement date of its postretirement benefit plans from September 30 to December 31, the date of its statement of financial position. As a result, an adjustment of three-fifteenths of the net periodic benefit cost determined for the period from September 30, 2007 to December 31, 2008 was recorded to opening retained earnings on January 1, 2008. The remaining twelve-fifteenths were recognized as net periodic benefit cost during 2008.
On January 1, 2008, the Company adopted authoritative guidance issued by the FASB that permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The guidance also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company did not elect to measure its financial instruments or any other items at fair value as permitted by the guidance. Therefore, the adoption of the guidance did not have a material effect on the Company’s financial position, results of operations, cash flows or related disclosures.
On January 1, 2008, the Company adopted authoritative guidance issued by the FASB requiring entities to offset fair value amounts (or amounts that approximate fair value) recognized in the Consolidated Balance Sheets related to foreign currency exchange contracts executed with the same counterparty. Prior to the adoption of this guidance, the Company offset the fair value amounts recognized for foreign currency exchange contracts executed with the same counterparty. Therefore, the adoption of the guidance did not have a material effect on the Company’s financial position, results of operations, cash flows or related disclosures.
On December 31, 2008, the Company adopted authoritative guidance issued by the FASB on disclosures about derivative instruments and hedging activities. The guidance modifies existing requirements to include qualitative disclosures regarding the objectives and strategies for using derivatives, fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The pronouncement also requires the cross-referencing of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
derivative disclosures within the financial statements and notes thereto. See Note 11 for additional disclosures required by this guidance.
On December 31, 2008, the Company adopted authoritative guidance issued by the FASB requiring additional disclosures by public companies about transfers of financial assets and interests in variable interest entities. See Notes 1, 13 and 20 for additional disclosures required by this guidance.
Accounting Standards Not Yet Adopted:
In June 2009, the FASB issued authoritative guidance for accounting for transfers of financial assets which is effective for the Company on January 1, 2010. The guidance requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. The guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The guidance also requires enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. The Company does not expect the adoption of the guidance to have a material effect on its financial position, results of operations, cash flows or related disclosures.
In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities which is effective for the Company on January 1, 2010. The guidance changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The guidance requires an ongoing assessment of whether an entity is the primary beneficiary of a variable interest entity and eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The guidance also requires additional disclosures regarding a company’s involvement with variable interest entities, any significant changes in risk exposure due to that involvement and how the company’s involvement with a variable interest entity affects the company’s financial statements. The Company does not expect the adoption of the guidance to have a material effect on its financial position, results of operations, cash flows or related disclosures.
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
NOTE 3—Restructuring and Related Programs
During 2009, NMHG’s management approved a plan to close its facility in Modena, Italy and consolidate its activities into NMHG’s facility in Masate, Italy. These actions are being taken to further reduce NMHG’s manufacturing capacity to more appropriate levels. As a result, NMHG recognized a charge of approximately $5.6 million during 2009, which is classified in the Consolidated Statement of Operations on the line “Restructuring charges.” Of this amount, $5.3 million related to severance and $0.3 million related to lease impairment. Severance payments of $0.3 million were made during 2009. Payments related to this restructuring program are expected to continue through 2013. No further charges related to this plan are expected.
During 2008 and 2009, based on the decline in economic conditions, NMHG’s management reduced its number of employees worldwide. As a result, NMHG recognized a charge of approximately $6.3 million in 2008 and $3.4 million in 2009 related to severance, which is classified in the Consolidated Statement of Operations on the line “Restructuring charges.” In addition, $1.1 million of the accrual was reversed during 2009 as a result of a reduction in the expected amount paid to employees. Severance payments of $1.3 million and $4.4 million were made during 2008 and 2009, respectively. Payments are expected to continue through 2010. NMHG continues to evaluate the appropriate size of its workforce worldwide to match market demand for lift trucks in response to the decline in economic conditions.
During 2009, NMHG’s management approved a plan for a reduction in the number of employees in Asia-Pacific due to the sale of certain assets of NMHG’s fleet services business and wholly owned Hyster® retail dealerships in Australia. As a result, NMHG recognized a charge of approximately $2.7 million during 2009, which is classified in the Consolidated Statement of Operations on the line “Restructuring charges.” Of this amount, $2.1 million related to severance, $0.5 million related to lease termination costs and $0.1 million related to other costs of the restructuring. In addition, $0.8 million of the severance accrual was reversed during 2009 as a result of a reduction in the expected number of employees receiving severance payments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Payments of $1.4 million were made for severance during 2009. Payments related to this restructuring are expected to continue through 2010. No further charges related to this plan are expected.
During 2007, NMHG’s Board of Directors approved a plan to phase out production of current products at its facility in Irvine, Scotland by early 2009, change the product mix at its Craigavon, Northern Ireland facility and increase production at its Berea, Kentucky and Sulligent, Alabama plants in the United States and at its Ramos Arizpe facility in Mexico. As a result, NMHG Wholesale recognized a charge of approximately $5.5 million in 2007, which is classified in the Consolidated Statement of Operations on the line “Restructuring charges.” Of this amount, $5.2 million related to severance and $0.3 million related to other costs of the restructuring. During 2008, NMHG recognized an additional charge of $3.2 million, which is classified in the Consolidated Statement of Operations on the line “Restructuring charges.” Of this amount, $2.2 million related to severance and $1.0 million related to other costs of the restructuring. In addition, $0.4 million of the amount previously accrued was reversed in 2008, as a result of a reduction in the estimate of employees eligible to receive severance payments. During 2009, $0.5 million of the amount previously accrued was reversed as a result of lower than estimated severance benefits paid to fewer than estimated employees. Payments of $4.5 million were made for severance during 2009. Payments of $1.0 million were made for other costs related to the restructuring and $0.1 million for severance during 2008. Payments of $0.3 million were made for other costs related to the restructuring during 2007. No further charges or payments related to this plan are expected.
Also during 2007, NMHG Wholesale’s management approved a plan for The Netherlands manufacturing facility to outsource its welding and painting operations to a lower cost country. As a result, NMHG Wholesale recognized a charge of approximately $2.5 million in 2007, which is classified in the Consolidated Statement of Operations on the line “Restructuring charges.” This amount included a cash charge of $1.1 million related to severance and $1.4 million related to a non-cash asset impairment charge for equipment, which was determined based on current estimated market values for similar assets compared with the net book value of these assets. Severance payments of $0.1 million and $1.0 million were made during 2008 and 2007, respectively. No further charges or payments related to this restructuring plan are expected.
Following is the detail of the cash and non-cash charges related to the NMHG programs:

	Total charges	Charges	Charges	Charges
	expected to be	incurred in	incurred in	incurred in
	incurred	2007	2008	2009
NMHG Wholesale
Cash charges
Severance	$21.8	$6.3	$7.8	$7.7
Lease impairment	0.3	—	—	0.3
Other	1.3	0.3	1.0	—

	23.4	6.6	8.8	8.0

Non-cash charges
Asset impairment	1.4	1.4	—	—

	1.4	1.4	—	—

	$24.8	$8.0	$8.8	$8.0

NMHG Retail
Cash charges
Severance	$1.0	$—	$0.3	$0.7
Lease impairment	0.5	—	—	0.5
Other	0.1	—	—	0.1

	1.6	—	0.3	1.3

Total charges	$26.4	$8.0	$9.1	$9.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Following is the activity related to the liability for the NMHG programs. Amounts for severance expected to be paid within one year are included on the line “Accrued Payroll” and amounts for severance expected to be paid after one year are included on the line “Other Long-term Liabilities” in the Consolidated Balance Sheets. Amounts for lease impairment and other are included in “Other current liabilities” in the Consolidated Balance Sheets.

		Lease
	Severance	Impairment	Other	Total

Balance at January 1, 2008	$5.3	$—	$—	$5.3
Provision	8.5	—	1.0	9.5
Reversal	(0.4)	—	—	(0.4)
Payments	(1.5)	—	(1.0)	(2.5)
Foreign currency effect	(1.9)	—	—	(1.9)

Balance at December 31, 2008	10.0	—	—	10.0

Provision	10.8	0.8	0.1	11.7
Reversal	(2.4)	—	—	(2.4)
Payments	(10.6)	—	—	(10.6)
Foreign currency effect	0.1	—	—	0.1

Balance at December 31, 2009	$7.9	$0.8	$0.1	$8.8

During 2006, HBB’s management approved a plan for the Saltillo, Mexico facility to phase out production of blenders and coffeemakers for the Mexican and Latin American markets. Sourcing of blenders and coffeemakers for the Mexican and Latin American markets was shifted to third-party suppliers. As such, HBB recognized a charge of approximately $1.5 million in 2006. Of this amount, $1.1 million was related to severance and $0.3 million was related to lease termination costs for machinery and equipment no longer in use. Also included in the restructuring charge is a $0.1 million non-cash asset impairment charge for equipment and tooling, which was determined based on current estimated market values for similar assets compared with the net book value of these assets. During 2007, HBB recognized an additional charge of approximately $0.9 million related to the lease impairment of the building and equipment no longer in use and $0.1 million for other costs related to the restructuring. Severance payments of $1.1 million were made during 2007. Lease payments of $1.1 million and payments of $0.1 million for other costs were also made during 2007. Lease payments of $0.1 million were made during 2008. No further charges or payments related to this restructuring plan are expected.
During 2005, HBB’s management approved a plan for the Saltillo, Mexico facility to phase out production of blenders for the U.S. and Canadian markets and only produce blenders for the Mexican and Latin American markets. Blenders for the U.S. and Canadian markets are now sourced from third-party Chinese manufacturers. As such, HBB recognized a charge of approximately $3.8 million in 2005. Of this amount, $2.3 million related to severance, $1.0 million related to lease termination costs for machinery and equipment no longer in use and $0.1 million related to other costs. Also included in the restructuring charge was a $0.2 million non-cash asset impairment charge for equipment and tooling, which was determined based on current estimated market values for similar assets compared with the net book value of these assets and $0.2 million, related to the non-cash write-down of excess inventory. During 2006, HBB recognized a charge of approximately $0.2 million for other costs related to the restructuring. Severance payments of $0.4 million were made during 2007. Also, $0.1 million of the accrual related to lease termination costs for machinery and equipment no longer in use was reversed due to receiving higher than estimated proceeds for the sale of machinery and equipment during 2007. No further charges or payments related to this restructuring plan are expected.
During 2004, HBB’s Board of Directors approved management’s plan to restructure HBB’s manufacturing activities by closing the Sotec manufacturing facility located near Juarez, Mexico and consolidating all remaining activities into its Saltillo, Mexico facility. In addition, it closed its El Paso, Texas distribution center and consolidated these activities into its Memphis, Tennessee distribution center. As a result, HBB recognized a charge of approximately $9.4 million in 2004. Of this amount, $3.6 million was related to lease termination costs for closed facilities and machinery and equipment no longer in use, $2.3 million was related to severance and $0.1 million was related to other expenses. Also included in the restructuring charge was a $3.0 million non-cash asset impairment charge for equipment and tooling, which was determined based on current estimated market values for similar assets compared with the net book value of these assets and $0.4 million for a non-cash writedown of inventory. During 2004, $0.6 million of the accrual for lease impairment was reversed primarily due to lower costs to dispose of leased assets. During 2005, additional expenses of $0.3 million for lease impairment were incurred. During 2006, $0.1 million of the amount accrued at December 31, 2004 was reversed as a result of a reduction in the estimate of employees eligible to receive severance payments. During 2007, severance payments of $0.4 million were made and $0.3 million of the amount accrued for severance was reversed as a result of a reduction in estimate of the total number of employees to receive severance. In addition, $0.1 million of the accrual for the write-down of excess inventory was reversed during 2007 and included in “Cost of sales” due to the inventory being sold for an amount higher than previously estimated. No further charges or payments related to this restructuring plan are expected.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Following is the detail of the cash and non-cash charges related to the HBB programs:

		Charges
		incurred
		through	Charges
		December	incurred in
	Total charges	31, 2006	2007
Cash charges
Severance	$5.3	$5.6	$(0.3)
Lease impairment	6.0	5.2	0.8
Other	0.5	0.4	0.1

	11.8	11.2	0.6

Non-cash charges
Asset impairment	3.3	3.3	—
Excess inventory	0.5	0.6	(0.1)

	3.8	3.9	(0.1)

Total charges	$15.6	$15.1	$0.5

NOTE 4—Dispositions
On December 29, 2009, NACoal completed the sale of certain assets of the Red River Mining Company (“Red River”). The financial position, results of operations and cash flows of Red River are reflected as discontinued operations in the accompanying Consolidated Financial Statements. Discontinued operations include revenue of Red River of $17.8 million, $15.2 million and $12.7 million for 2009, 2008 and 2007, respectively. In addition, discontinued operations include income before taxes of Red River of $0.3 million, $2.2 million and $0.2 million for 2009, 2008 and 2007, respectively. As a result of the sale, the Company recognized a gain of $35.8 million ($22.3 million after taxes of $13.5 million) in 2009 which is included in the Consolidated Statement of Operations on the line “Discontinued operations.” In addition, the Company received $41.4 million of cash proceeds related to the sale.
NOTE 5—Other Transactions
NMHG: During 2007, as part of its periodic review of product liability estimates, NMHG reduced its product liability accrual by $5.5 million. The change in estimate is based upon historical trends identifying recent favorable claim settlement experience that indicated both the frequency and severity of claim estimates should be reduced. The reduction in the product liability accrual is primarily the result of a reduction in the estimate of the number of claims that have been incurred but not reported and the estimated average cost per claim. The adjustment is not necessarily indicative of trends or adjustments that may be required in the future to adjust the product liability accrual. The adjustment, reflected in the accompanying Consolidated Statement of Operations in “Selling, general and administrative expenses,” improved net income by $3.4 million, or $0.41 per diluted share, in 2007.
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
NACoal: During 2009, NACoal received bonus payments of $7.1 million for the lease of certain oil and gas mineral rights to a third party, which is included on the line “Gain on sale of assets” in the Consolidated Statement of Operations.
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
In 2006, the Company initiated litigation in the Delaware Chancery Court against Applica Incorporated (“Applica”) and individuals and entities affiliated with Applica’s shareholder, Harbinger Capital Partners Master Fund I, Ltd. The complaint alleges a number of contract and tort claims against the defendants related to the failed transaction with Applica, which had been previously announced. In its claims, the Company seeks monetary damages and any appropriate equitable relief.
The Company incurred unsuccessful merger costs related to the Applica transaction of $1.1 million, $0.8 million and $1.8 million in 2009, 2008 and 2007, respectively. The unsuccessful merger costs related to the Applica transaction have been recorded in “Other income (expense)” in the Consolidated Statement of Operations.
NOTE 6—Inventories
Inventories are summarized as follows:

	December 31
	2009	2008
Manufactured inventories:
Finished goods and service parts —
NMHG	$110.0	$177.9
Raw materials and work in process —
NMHG	116.1	196.4

Total manufactured inventories	226.1	374.3

Sourced inventories:
HBB	67.0	70.4

Retail inventories:
NMHG	15.9	24.7
KC	57.0	50.4

Total retail inventories	72.9	75.1

Total inventories at FIFO	366.0	519.8

Coal — NACoal	5.0	11.0
Mining supplies — NACoal	11.2	11.2

Total inventories at weighted average	16.2	22.2

NMHG LIFO reserve	(45.5)	(63.0)

	$336.7	$479.0

The cost of certain manufactured and retail inventories at NMHG, including service parts, has been determined using the LIFO method. At December 31, 2009 and 2008, 35% and 38%, respectively, of total inventories were determined using the LIFO method. During 2009 and 2008, reductions in LIFO inventories at NMHG resulted in liquidations of LIFO inventory layers carried at lower costs compared with current year purchases. The income statement effect of such liquidations on “Cost of sales” was $14.6 million and $6.7 million during 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
NOTE 7—Property, Plant and Equipment, Net
Property, plant and equipment, net includes the following:

	December 31
	2009	2008
Coal lands and real estate:
NMHG	$17.2	$18.3
HBB	0.2	0.2
NACoal	33.3	32.7

	50.7	51.2

Plant and equipment:
NMHG	515.2	526.3
HBB	45.3	44.7
KC	25.8	24.7
NACoal	119.0	112.3
NACCO and Other	11.4	10.8

	716.7	718.8

Property, plant and equipment, at cost	767.4	770.0
Less allowances for depreciation, depletion and amortization	443.5	420.8

	$323.9	$349.2

Total depreciation, depletion and amortization expense on property, plant and equipment was $50.7 million, $55.9 million and $55.8 million during 2009, 2008, and 2007, respectively.
Proven and probable coal reserves, excluding the unconsolidated project mining subsidiaries, approximated 1.1 billion tons (unaudited) at December 31, 2009 and 2008, respectively. These tons are reported on an as received by the customer basis and are the equivalent of “demonstrated reserves” under the coal resource classification system of the U.S. Geological Survey. Generally, these reserves would be commercially mineable at year-end prices and cost levels, using current technology and mining practices.
NOTE 8—Goodwill and Intangible Assets
During the fourth quarter of 2008, the Company’s stock price and operating results significantly declined when compared with previous periods and the Company’s market value of equity was below the book value of tangible assets and the book value of equity. The decline in stock price, among other items, were indicators of impairment and therefore, the Company performed an impairment test as of December 31, 2008. The Company reduced its forecasted future cash flows based on the current deterioration and future uncertainty of global economic conditions for this test. The changes were based on significantly reduced 2008 operating results and a high level of uncertainty regarding the timing of the recovery of the economy. In addition to the impairment testing requirements, the Company was required to perform a reconciliation of its market value of equity to the implied aggregated value of equity of its reporting units. This reconciliation required a cost of capital assumption well above normal market levels and, therefore, the second step of goodwill analysis was required. The Company’s analysis indicated that the current value of goodwill at each of its reporting units was impaired as of December 31, 2008. Accordingly, the Company recognized an impairment charge of $434.4 million for goodwill in the fourth quarter of 2008. In addition, the Company performed an impairment analysis of its tangible and other intangible assets that also indicated certain intangible assets were impaired as of December 31, 2008. Accordingly, the Company recorded an impairment charge of $1.3 million for other intangible assets at NMHG and KC during the fourth quarter of 2008. Based on the Company’s analysis, all remaining long-lived assets with finite lives were not impaired as of December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Intangible assets other than goodwill, which are subject to amortization, consist of the following:

	Gross Carrying	Accumulated	Net
	Amount	Amortization	Balance
Balance at December 31, 2009
Coal supply agreement	$84.2	$(21.5)	$62.7
Other intangibles	1.0	(0.2)	0.8

	$85.2	$(21.7)	$63.5

Balance at December 31, 2008
Coal supply agreement	$84.2	$(18.6)	$65.6
Other intangibles	1.0	(0.2)	0.8

	$85.2	$(18.8)	$66.4

Amortization expense for intangible assets was $2.9 million, $2.8 million and $3.0 million in 2009, 2008 and 2007, respectively. Expected annual amortization expense of other intangible assets for the next five years is as follows: $3.6 million in 2010, $2.8 million in 2011, $2.9 million in 2012, $2.8 million in 2013 and $2.9 million in 2014. The amortization period for the coal supply agreement and other intangible assets is 30 years.
Following is a summary of goodwill by segment:

	Carrying Amount of Goodwill
	NMHG			NACCO
	Wholesale	HBB	KC	Consolidated
Balance at January 1, 2008	$358.2	$80.7	$3.0	$441.9
Impairment charge	(350.7)	(80.7)	(3.0)	(434.4)
Foreign currency translation	(7.5)	—	—	(7.5)

Balance at December 31, 2008	$—	$—	$—	$—

NOTE 9—Asset Retirement Obligations
NACoal’s asset retirement obligations are principally for costs to dismantle certain mining equipment as well as for costs to close its surface mines and reclaim the land it has disturbed as a result of its normal mining activities. The Company determined the amounts of these obligations based on estimates adjusted for inflation, projected to the estimated closure dates, and then discounted using a credit-adjusted risk-free interest rate. The accretion of the liability is being recognized over the estimated life of each individual asset retirement obligation and is recorded in the line “Cost of sales” in the accompanying Consolidated Statements of Operations. The associated asset is recorded in “Property, Plant and Equipment, net” in the accompanying Consolidated Balance Sheets.
Bellaire Corporation (“Bellaire”) is a non-operating subsidiary of the Company with legacy liabilities relating to closed mining operations, primarily former Eastern U.S. underground coal mining operations. These legacy liabilities include obligations for water treatment and other environmental remediation that arose as part of the normal course of closing these underground mining operations. The Company determined the amounts of these obligations based on estimates adjusted for inflation and then discounted using a credit-adjusted risk-free interest rate. The accretion of the liability is recognized over the estimated life of the asset retirement obligation and is recorded in the line “Other” in the accompanying Consolidated Statements of Operations. Since Bellaire’s properties are no longer active operations, no associated asset has been capitalized.
There are currently no assets legally restricted for purposes of settling the asset retirement obligations. The asset retirement obligations will be funded out of general corporate funds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
A reconciliation of the beginning and ending aggregate carrying amount of the asset retirement obligations are as follows:

			NACCO
	NACoal	Bellaire	Consolidated
Balance at January 1, 2008	$3.9	$12.2	$16.1
Liabilities settled during the period	—	(0.6)	(0.6)
Accretion expense	0.4	0.9	1.3
Revision of estimated cash flows	—	0.9	0.9

Balance at December 31, 2008	4.3	13.4	17.7
Liabilities settled during the period	—	(0.7)	(0.7)
Accretion expense	0.4	0.8	1.2
Revision of estimated cash flows	(0.5)	(0.2)	(0.7)

Balance at December 31, 2009	$4.2	$13.3	$17.5

NOTE 10—Current and Long-Term Financing
Financing arrangements are obtained and maintained at the subsidiary level. NACCO has not guaranteed any borrowings of its subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
The following table summarizes the Company’s available and outstanding borrowings:

	December 31
	2009	2008
Total outstanding borrowings:
Revolving credit agreements:
NMHG	$2.5	$6.4
NACoal	7.0	—

	9.5	6.4

Capital lease obligations and other term loans:
NMHG	243.9	249.6
HBB	116.3	119.6
NACoal	14.1	38.6
NACCO and Other	—	2.8

	374.3	410.6

Private Placement Notes — NACoal	25.7	32.1

Total debt outstanding	$409.5	$449.1

Current portion of borrowings outstanding:
NMHG	$17.2	$26.3
HBB	1.3	3.3
NACoal	13.4	16.4
NACCO and Other	—	2.8

	$31.9	$48.8

Long-term portion of borrowings outstanding:
NMHG	$229.2	$229.7
HBB	115.0	116.3
NACoal	33.4	54.3

	$377.6	$400.3

Total available borrowings, net of limitations, under revolving credit agreements:
NMHG	$102.3	$166.7
HBB	75.6	78.0
KC	20.0	20.0
NACoal	100.0	75.0

	$297.9	$339.7

Unused revolving credit agreements:
NMHG	$99.8	$160.3
HBB	75.6	78.0
KC	20.0	20.0
NACoal	93.0	75.0

	$288.4	$333.3

Weighted average stated interest rate on total borrowings:
NMHG	2.6%	4.2%
HBB	2.3%	4.8%
NACoal	5.1%	4.5%
Weighted average effective interest rate on total borrowings (including interest rate swap agreements):
NMHG	5.9%	6.3%
HBB	5.5%	6.6%
NACoal	5.1%	5.1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Annual maturities of total debt, excluding capital leases, are as follows:

2010	$30.1
2011	13.4
2012	170.8
2013	174.1
2014	7.3
thereafter	7.8

$403.5

Interest paid on total debt was $31.1 million, $41.9 million and $42.2 million during 2009, 2008 and 2007, respectively. Interest capitalized was $0.3 million, $0.1 million and $0.8 million in 2009, 2008 and 2007, respectively.
NMHG: NMHG’s primary financing is provided by a $175.0 million secured floating-rate revolving credit facility (the “NMHG Facility”) and a term loan facility (the “NMHG Term Loan”). The obligations under the NMHG Facility are secured by a first lien on the cash and cash equivalents, accounts receivable and inventory of NMHG. The approximate book value of NMHG’s assets held as collateral under the NMHG Facility was $235 million as of December 31, 2009.
The maximum availability under the NMHG Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the NMHG Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the NMHG Facility. A portion of the availability can be denominated in British pounds or euros. Borrowings bear interest at a floating rate, which can be a base rate or LIBOR, as defined in the NMHG Facility, plus an applicable margin. The current applicable margins, effective December 31, 2009, for domestic base rate loans and LIBOR loans were 0.50% and 1.50%, respectively. The applicable margin, effective December 31, 2009, for fixed foreign LIBOR loans was 1.50% and for foreign overdraft loans was 1.75%. The NMHG Facility also requires the payment of a fee of 0.375% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on a leverage ratio.
At December 31, 2009, the excess availability under the NMHG Facility was $81.0 million, which reflects underlying collateral availability of $131.1 million reduced by a $10.0 million excess availability requirement, $22.7 million for a foreign credit facility commitment in Australia, $9.2 million in Europe for a reserve for preferential claims related to supplier-based inventory and $8.2 million for letters of credit. If commitments or availability under these facilities are increased, availability under the NMHG Facility will be reduced.
There were no borrowings outstanding under the NMHG Facility at December 31, 2009. The domestic and foreign floating rates of interest applicable to the NMHG Facility on December 31, 2009 were 3.75% and a range of 2.75% to 3.63%, respectively, including the applicable floating rate margin. The NMHG Facility expires in December 2010.
During 2006, NACCO Materials Handling Group, Inc. (“NMHG Inc.”), a wholly owned subsidiary of NMHG, entered into the NMHG Term Loan that provided for term loans up to an aggregate principal amount of $225.0 million, which mature in 2013. The term loans require quarterly payments in an amount equal to 1% of the original principal per year for the first six years, with the remaining balance to be paid in four equal installments in the seventh year. At December 31, 2009, there was $217.1 million outstanding under the NMHG Term Loan.
Borrowings under the NMHG Term Loan are guaranteed by NMHG and substantially all of NMHG’s domestic subsidiaries. The obligations of the guarantors under the NMHG Term Loan are secured by a first lien on all of the domestic machinery, equipment and real property owned by NMHG Inc. and each guarantor and a second lien on all of the collateral securing the obligations of NMHG under its revolving credit facility. The approximate book value of NMHG’s assets held as collateral under the NMHG Term Loan was $350 million as of December 31, 2009, which includes the book value of the assets securing the NMHG Facility.
Outstanding borrowings under the NMHG Term Loan bear interest at a variable rate that, at NMHG Inc.’s option, will be either LIBOR or a floating rate, as defined in the NMHG Term Loan, plus an applicable margin. The applicable margin is subject to adjustment based on a leverage ratio. The weighted average interest rate on the amount outstanding under the NMHG Term Loan at December 31, 2009 was 2.36%.
In addition to the amount outstanding under the NMHG Term Loan and the NMHG Facility, NMHG had borrowings of approximately $23.5 million at December 31, 2009 under various working capital facilities.
Both the NMHG Facility and NMHG Term Loan include restrictive covenants, which, among other things, limit the payment of dividends to NACCO. Subject to achieving availability thresholds, dividends to NACCO are limited to the larger of $5.0 million or 50% of the preceding year’s net income for NMHG. The NMHG Facility and the NMHG Term Loan also require

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. At December 31, 2009, NMHG was in compliance with the covenants in the NMHG Facility and the NMHG Term Loan.
HBB: HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires July 31, 2012. The obligations under the HBB Facility are secured by a first lien on the accounts receivable and inventory of HBB and a second lien on all of the other assets of HBB. The approximate book value of HBB’s assets held as collateral for the first and second lien under the HBB Facility was $220 million as of December 31, 2009.
The HBB Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable, as defined in the HBB Facility. Adjustments to reserves, including derivative reserves, will change the eligible borrowing base. A portion of the availability can be denominated in Canadian dollars to provide funding to HBB’s Canadian subsidiary. Borrowings bear interest at a floating rate, which can be either a base rate, LIBOR or bankers’ acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective December 31, 2009, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.00%, respectively. The applicable margins, effective December 31, 2009, for base rate and bankers’ acceptance loans denominated in Canadian dollars were 0.50% and 1.00%, respectively. The HBB Facility also requires a fee of 0.20% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on average excess availability.
At December 31, 2009, the borrowing base under the HBB Facility was $75.6 million. There were no borrowings outstanding under the HBB Facility at December 31, 2009. The floating rate of interest applicable to the HBB Facility at December 31, 2009 was 1.25% including the floating rate margin.
The HBB Facility includes restrictive covenants that, among other things, set limitations on additional indebtedness (other than indebtedness under the HBB Facility and HBB Term Loan (defined below)), investments, asset sales and the payment of dividends to NACCO. Subject to achieving availability thresholds, annual dividends to NACCO are limited to $5.0 million plus 50% of HBB’s net income since the closing date of the HBB Term Loan in 2007. The HBB Facility also requires HBB to meet minimum fixed charge ratio tests in certain circumstances. At December 31, 2009, HBB was in compliance with the covenants in the HBB Facility.
During 2007, HBB entered into a term loan agreement (the “HBB Term Loan”) that provided for term loans up to an aggregate principal amount of $125.0 million. Borrowings outstanding under the HBB Term Loan were $116.1 million at December 31, 2009. The term loans require quarterly principal payments in an amount equal to 1% of the original principal amount per year for the term of the loan, with the remaining balance to be paid at maturity in May 2013. Prior to maturity, the term loans are subject to mandatory prepayments from the proceeds of the issuance of certain indebtedness, certain asset sales and 50% of excess cash flow, as defined in the HBB Term Loan. The obligations of HBB under the HBB Term Loan are secured by a second lien on accounts receivable and inventory and a first lien on all of the other assets of HBB. The approximate book value of HBB’s assets held as collateral for the first and second lien under the HBB Term Loan was $220 million as of December 31, 2009.
The term loans bear interest at a floating rate that, at HBB’s option, can be either a base rate or LIBOR, as defined in the HBB Term Loan, plus an applicable margin. The applicable margins, effective December 31, 2009, for base rate loans and LIBOR loans were 1.00% and 2.00%, respectively. The applicable margins are subject to quarterly adjustment based on a leverage ratio. The weighted average interest rate on the amount outstanding under the HBB Term Loan was 2.29% at December 31, 2009.
The HBB Term Loan contains restrictive covenants substantially similar to those in the HBB Facility that, among other things, limit the amount of dividends HBB may declare and pay and the incurrence of indebtedness (other than indebtedness under the HBB Facility). Dividends to NACCO are limited to $5.0 million plus 50% of HBB’s net income since the closing date of the HBB Term Loan in 2007. The HBB Term Loan also requires HBB to meet certain financial tests, including, but not limited to, maximum total leverage ratio and minimum fixed charge coverage ratio tests. At December 31, 2009, HBB was in compliance with the covenants in the HBB Term Loan.
HBB incurred fees and expenses of approximately $2.5 million in 2007 related to the HBB Term Loan and the amendment of the HBB Facility. These fees were deferred and are being amortized as interest expense in the Consolidated Statements of Operations over the term of the HBB Term Loan and the HBB Facility. No similar fees were incurred in 2009 or 2008.
KC: KC’s financing is provided by a $20.0 million secured floating-rate revolving line of credit (the “KC Facility”) that expires in July 2010. The obligations under the KC Facility are secured by substantially all assets of KC. The approximate book value of KC’s assets held as collateral under the KC Facility was $80 million as of December 31, 2009. The availability is derived from a borrowing base formula using KC’s eligible inventory, as defined in the KC Facility. At December 31, 2009, the borrowing base, as defined in the KC Facility, was $20.0 million. There were no borrowings outstanding under the KC Facility at December 31, 2009. Therefore, at December 31, 2009, the excess availability under the KC Facility was $20.0 million. The KC Facility requires a fee of 0.25% per annum on the unused commitment. Borrowings bear interest at LIBOR plus 2.85%. The KC Facility includes restrictive covenants that, among other things, limit capital expenditures and require that borrowings

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
do not exceed $4.0 million for 30 consecutive days from December 15 to February 13. The KC Facility also prohibits the payment of dividends to NACCO. At December 31, 2009, KC was in compliance with the covenants in the KC Facility.
KC incurred fees and expenses of approximately $0.1 million in 2008, related to the amendment of the KC Facility. These fees were deferred and are being amortized as interest expense in the Consolidated Statements of Operations over the term of the KC Facility. No similar fees were incurred in 2009 or 2007.
NACoal: NACoal has an unsecured revolving line of credit of up to $100.0 million (the “NACoal Facility”) that expires in October 2012. Borrowings outstanding under the NACoal Facility were $7.0 million at December 31, 2009. Therefore, at December 31, 2009, the excess availability under the NACoal Facility was $93.0 million.
The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at either a base rate plus a margin of 1.75%, or LIBOR plus a margin of 2.75%. The NACoal Facility also has a commitment fee of 0.50% per year on the unused commitment. The floating rate of interest applicable to the NACoal Facility at December 31, 2009 was 5.25% including the floating rate margin.
The NACoal Facility also contains restrictive covenants which require, among other things, NACoal to maintain certain debt to EBITDA and interest coverage ratios and provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on the debt to EBITDA ratio and achieving availability thresholds. At December 31, 2009, NACoal was in compliance with these covenants.
During 2004 and 2005, NACoal issued unsecured notes totaling $45.0 million in a private placement (the “NACoal Notes”), which require annual principal payments of approximately $6.4 million that began in October 2008 and will mature on October 4, 2014. These unsecured notes bear interest at a weighted-average fixed rate of 6.08%, payable semi-annually on April 4 and October 4. The NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. NACoal had $32.1 million of the private placement notes outstanding at December 31, 2009. The NACoal Notes contain certain covenants and restrictions that require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios, and limit dividends to NACCO based upon NACoal’s leverage ratio. At December 31, 2009, NACoal was in compliance with the covenants in the NACoal Notes.
NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At December 31, 2009, the balance of the note was $7.7 million and the interest rate was 0.75%.
NACoal incurred fees and expenses of approximately $1.1 million in 2009, related to the NACoal Facility. These fees were deferred and are being amortized as interest expense in the Consolidated Statements of Operations over the term of the NACoal Facility. No similar fees were incurred in 2008 or 2007.
NOTE 11—Financial Instruments and Derivative Financial Instruments
Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account subsidiary credit risk, which is Level 2 as defined in the fair value hierarchy. At December 31, 2009, the fair value of revolving credit agreements and long-term debt, excluding capital leases, was $341.5 million compared with the book value of $403.5 million. At December 31, 2008, the fair value of revolving credit agreements and long-term debt, excluding capital leases, was $271.6 million compared with the book value of $438.8 million.
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable and derivatives. The large number of customers comprising the Company’s customer base and their dispersion across many different industries and geographies mitigates concentration of credit risk on accounts receivable. However, HBB maintains significant accounts receivable balances with several large retail customers. At December 31, 2009 and 2008, receivables from HBB’s five largest customers represented 17.4% and 13.3%, respectively, of the Company’s net accounts receivable. In addition, under its mining contracts, NACoal recognizes revenue and a related receivable as the coal is delivered. Substantially all of NACoal’s coal sales are to utilities or subsidiaries directly controlled by the utilities. As is customary in the coal industry, these mining contracts provide for monthly settlements. The Company’s significant credit concentration is uncollateralized; however, historically minimal credit losses have been incurred. To further reduce credit risk associated with accounts receivable, the Company performs periodic credit evaluations of its customers, but does not generally require advance payments or collateral. The Company enters into derivative contracts with high-quality financial institutions and limits the amount of credit exposure to any one institution.

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
Foreign Currency Derivatives: NMHG and HBB held forward foreign currency exchange contracts with total notional amounts of $173.0 million and $10.0 million, respectively, at December 31, 2009, primarily denominated in British pounds, euros, Japanese yen, Australian dollars, Canadian dollars, Swedish kroner and Mexican pesos. NMHG and HBB held forward foreign currency exchange contracts with total notional amounts of $561.1 million and $13.0 million, respectively, at December 31, 2008, primarily denominated in euros, British pounds, Japanese yen, Canadian dollars, Swedish kroner, Australian dollars and Mexican pesos. The fair value of these contracts approximated a net liability of $0.1 million and $10.8 million at December 31, 2009 and 2008, respectively.
Forward foreign currency exchange contracts that qualify for hedge accounting are used to hedge transactions expected to occur within the next twelve months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at December 31, 2009, $15.8 million of the amount included in OCI at December 31, 2009 is expected to be reclassified as income into the Consolidated Statement of Operations over the next twelve months, as the transactions occur.
During the year ended December 31, 2009 and 2008, the Company settled $11.5 million and $18.7 million, respectively, of its foreign currency exchange contracts ahead of their maturities which are classified in the Consolidated Statements of Cash Flows on the line “Other Liabilities.” During 2009 and 2008, $15.1 million and $1.1 million, respectively, of the total $30.2 million was recognized as a gain in the Consolidated Statements of Operations on the line “Cost of sales.” The remaining gain of $14.0 million will be recognized during 2010.
Interest Rate Derivatives: The following table summarizes the notional amounts, related rates and remaining terms of interest rate swap agreements active at December 31:

	Notional Amount		Average Fixed Rate		Remaining Term at
	2009	2008	2009	2008	December 31, 2009
NMHG	$206.5	$211.0	4.3%	4.4%	Various, extending to May 2012
HBB	$84.0	$108.0	4.7%	4.7%	Various, extending to May 2012
NACoal	$15.0	$25.0	5.7%	5.8%	March 2010
In addition to the interest rate swap agreements reflected in the table, at December 31, 2009, NMHG holds certain contracts that begin on various dates starting in May 2010 and extend to various dates through February 2013. These contracts increase the notional amount to $367.5 million at December 31, 2009, but the amount outstanding at any one time will not exceed the balance of the NMHG Term Loan. In addition to the interest rate swap agreements reflected in the table, at December 31, 2009, HBB holds certain contracts that begin on various dates starting in June 2010 and extend to various dates through June 2013. These contracts increase the notional amount to $159.0 million at December 31, 2009, but the amount outstanding at any one time will not exceed the balance of the HBB Term Loan. The fair value of all interest rate swap agreements was a net liability of $20.8 million and $26.1 million at December 31, 2009 and 2008, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at December 31, 2009, $7.9 million of the amount included in OCI is expected to be reclassified as expense into the Consolidated Statement of Operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements.
NMHG: NMHG has interest rate swap agreements that hedge interest payments on the NMHG Term Loan. The interest rate swap agreements held by NMHG on December 31, 2009 are expected to continue to be effective as hedges.
HBB: HBB has interest rate swaps that hedge interest payments on the HBB Term Loan. The interest rate swap agreements held by HBB on December 31, 2009 are expected to continue to be effective as hedges.
NACoal: During 2008, the Company discontinued hedge accounting for NACoal’s interest rate swap agreements and subsequently recognized $0.6 million of a gain and $0.8 million of a loss on interest rate swap agreements in the Consolidated Statement of Operations on the line “Other” during 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
The following table summarizes the fair value of derivative instruments at December 31 as recorded in the Consolidated Balance Sheets:

	Asset Derivatives			Liability Derivatives
		2009	2008		2009	2008
	Balance sheet location	Fair value	Fair value	Balance sheet location	Fair value	Fair value
Derivatives designated as hedging instruments
Interest rate swap agreements
Current	Prepaid expenses and other	$—	$—	Other current liabilities	$4.8	$4.4
Long-term	Other non-current assets	—	—	Other long-term liabilities	15.8	20.9

Foreign currency exchange contracts
Current	Prepaid expenses and other	1.4	1.4	Other current liabilities	1.5	13.8
Long-term	Other non-current assets	—	1.7	Other long-term liabilities	—	—

Total derivatives designated as hedging instruments		$1.4	$3.1		$22.1	$39.1

Derivatives not designated as hedging instruments
Interest rate swap agreements
Current	Prepaid expenses and other	$—	$—	Other current liabilities	$0.2	$0.7
Long-term	Other non-current assets	—	—	Other long-term liabilities	—	—

Foreign currency exchange contracts
Current	Prepaid expenses and other	—	(0.1)	Other current liabilities	—	—
Long-term	Other non-current assets	—	—	Other long-term liabilities	—	—

Total derivatives not designated as hedging instruments		$—	$(0.1)		$0.2	$0.7

Total derivatives		$1.4	$3.0		$22.3	$39.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
     The following table summarizes the impact of derivative instruments for each year ended December 31 as recorded in the Consolidated Statements of Operations:

								Location of Gain or
								(Loss) Recognized
								in Income on
								Derivative
				Location of Gain or				(Ineffective	Amount of Gain or (Loss) Recognized
	Amount of Gain or (Loss)			(Loss) Reclassified				Portion and Amount	in Income on Derivative (Ineffective
	Recognized in OCI on			from OCI into	Amount of Gain or (Loss) Reclassified from OCI			Excluded from	Portion and Amount Excluded from
Derivatives in Cash Flow	Derivative (Effective Portion)			Income (Effective	into Income (Effective Portion)			Effectiveness	Effectiveness Testing)
Hedging Relationships	2009	2008	2007	Portion)	2009	2008	2007	Testing)	2009	2008	2007
Interest rate swap agreements	$(8.2)	$(17.0)	$(5.3)	Interest income (expense)	$0.2	$(5.3)	$(2.4)	N/A	$—	$—	$—

Foreign currency
exchange contracts	12.8	8.6	3.9	Cost of sales	1.7	(2.4)	(2.9)	N/A	—	—	—

Total	$4.6	$(8.4)	$(1.4)		$1.9	$(7.7)	$(5.3)		$—	$—	$—

	Location of Gain or
	(Loss) Recognized
	in Income on	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Derivative	2009	2008	2007
Interest rate swap agreements	Other	$0.6	$(0.8)	$—

Foreign currency exchange contracts	Cost of sales or Other	(10.4)	9.0	(4.2)

Total		$(9.8)	$8.2	$(4.2)

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
Future minimum capital and operating lease payments at December 31, 2009 are:

	Capital	Operating
	Leases	Leases
2010	$2.6	$81.4
2011	1.7	55.1
2012	1.4	36.4
2013	0.7	23.3
2014	0.3	14.4
Subsequent to 2014	0.2	20.5

Total minimum lease payments	6.9	$231.1

Amounts representing interest	0.9

Present value of net minimum lease payments	6.0
Current maturities	1.8

Long-term capital lease obligation	$4.2

Rental expense for all operating leases was $93.0 million, $98.4 million and $86.9 million for 2009, 2008 and 2007, respectively. The Company also recognized $40.7 million, $63.5 million and $43.4 million for 2009, 2008 and 2007, respectively, in rental income on subleases of equipment under operating leases in which it was the lessee. These subleases were primarily related to lift trucks in which NMHG derives revenues in the ordinary course of business under rental agreements with its customers. The sublease rental income for these lift trucks is included in “Revenues” and the related rent expense is included in “Cost of sales” in the Consolidated Statements of Operations for each period. Aggregate future minimum rentals to be received under noncancellable subleases of lift trucks as of December 31, 2009 are $55.4 million.
Assets recorded under capital leases are included in property, plant and equipment and consist of the following:

	December 31
	2009	2008
Plant and equipment	$14.7	$20.5
Less accumulated amortization	7.3	6.8

	$7.4	$13.7

Amortization of plant and equipment under capital leases is included in depreciation expense in each of the years ended December 31, 2009, 2008 and 2007.
Capital lease obligations of $1.2 million, $5.8 million and $2.7 million were incurred in connection with lease agreements to acquire plant and equipment during 2009, 2008 and 2007, respectively. Included in the 2008 obligation is NACCO’s airplane that was accounted for as a capital lease in 2008 and an operating lease in prior years.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Under various financing arrangements for certain customers, including independently owned retail dealerships, NMHG provides recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which NMHG is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at December 31, 2009 and 2008 were $140.2 million and $190.1 million, respectively. Losses anticipated under the terms of the recourse or repurchase obligations are not significant and reserves have been provided for such losses based on historical experience in the accompanying Consolidated Financial Statements. In such circumstances, NMHG generally retains a security interest in the related assets financed such that, in the event NMHG would become obligated under the terms of the recourse or repurchase obligations, NMHG would take title to the assets financed. The fair value of collateral held at December 31, 2009 was approximately $169.5 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities in which it has provided recourse or repurchase obligations. As of December 31, 2009, the Company does not believe there is a significant risk of non-payment or non-performance of the obligations by these entities; however based upon the current economic environment, there can be no assurance that the risk may not increase in the future. In addition, NMHG has an agreement with GECC to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $43.1 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $15.7 million as of December 31, 2009. The $43.1 million is included in the $140.2 million of total amounts subject to recourse or repurchase obligations at December 31, 2009.
NMHG provides a standard warranty on its lift trucks, generally for six to twelve months or 1,000 to 2,000 hours. For certain components in some series of lift trucks, NMHG provides an additional standard warranty of two to three years or 4,000 to 5,000 hours. HBB provides a standard warranty to consumers for all of its products. The specific terms and conditions of those warranties vary depending upon the product brand. In general, if a product is returned under warranty, a refund is provided to the consumer by HBB’s customer, the retailer. Generally, the retailer returns those products to HBB for a credit. The Company estimates the costs which may be incurred under its standard warranty programs and records a liability for such costs at the time product revenue is recognized.
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
Changes in the Company’s current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

	2009	2008
Balance at beginning of year	$59.9	$52.8
Warranties issued	26.4	78.5
Settlements made	(49.2)	(67.3)
Foreign currency effect	1.4	(4.1)

Balance at December 31	$38.5	$59.9

NOTE 14—Common Stock and Earnings per Share
NACCO Industries, Inc. Class A common stock is traded on the New York Stock Exchange under the ticker symbol “NC.” Because of transfer restrictions on Class B common stock, no trading market has developed, or is expected to develop, for the Company’s Class B common stock. The Class B common stock is convertible into Class A common stock on a one-for-one basis at any time at the request of the holder. The Company’s Class A common stock and Class B common stock have the same cash dividend rights per share. The Class A common stock has one vote per share and the Class B common stock has ten votes per share. The total number of authorized shares of Class A common stock and Class B common stock at December 31, 2009 was 25,000,000 shares and 6,756,176 shares, respectively. Treasury shares of Class A common stock totaling 1,490,106 and 1,497,964 at December 31, 2009 and 2008, respectively, have been deducted from shares outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Stock Options: The 1975 and 1981 stock option plans, as amended, provide for the granting to officers and other key employees of options to purchase Class A common stock and Class B common stock of the Company at a price not less than the market value of such stock at the date of grant. Options become exercisable over a four-year period and expire ten years from the date of the grant. During the three-year period ending December 31, 2009, there were 80,701 shares of Class A common stock and 80,100 shares of Class B common stock available for grant. However, no options were granted during the three-year period ending December 31, 2009 and no options remain outstanding at the end of any of the years ended December 31, 2009, 2008 and 2007. At present, the Company does not intend to issue additional stock options.
Stock Compensation: See Note 2 for a discussion of the Company’s restricted stock awards.
Earnings per Share: For purposes of calculating earnings per share, no adjustments have been made to the reported amounts of net income attributable to stockholders. In addition, basic and diluted earnings per share for Class A common stock and Class B common stock are the same. The weighted average number of shares of Class A common stock and Class B common stock outstanding used to calculate basic and diluted earnings per share were as follows:

	2009	2008	2007

Basic weighted average shares outstanding	8.290	8.281	8.263
Dilutive effect of restricted stock awards	0.006	—	0.009

Diluted weighted average shares outstanding	8.296	8.281	8.272

Basic earnings (loss) per share	$3.75	$(52.84)	$10.94
Diluted earnings (loss) per share	$3.75	$(52.84)	$10.93
NOTE 15—Income Taxes
The components of income before income taxes and provision for income taxes for the years ended December 31 are as follows:

	2009	2008	2007

Income (loss) before income taxes
Domestic	$49.1	$(394.0)	$57.3
Foreign	(20.2)	(27.0)	56.7

	$28.9	$(421.0)	$114.0

Income tax provision
Current tax provision (benefit):
Federal	$(12.1)	$(8.6)	$4.4
State	4.6	0.4	1.8
Foreign	3.0	5.6	13.2

Total current	(4.5)	(2.6)	19.4

Deferred tax provision (benefit):
Federal	23.8	(1.6)	7.8
State	(2.3)	(0.2)	(1.8)
Foreign	(14.3)	(9.5)	4.5

Total deferred	7.2	(11.3)	10.5

Increase (decrease) in valuation allowance	17.8	32.6	(5.6)

	$20.5	$18.7	$24.3

The Company made income tax payments of $8.5 million, $24.3 million and $18.4 million during 2009, 2008 and 2007, respectively. During the same periods, income tax refunds totaled $11.0 million, $4.1 million and $1.6 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
A reconciliation of the federal statutory and effective income tax rate for the year ended December 31 is as follows:

	2009	2008	2007

Income (loss) before income taxes	$28.9	$(421.0)	$114.0

Statutory taxes at 35.0%	$10.1	$(147.4)	$39.9
Valuation allowance	17.8	32.6	(5.6)
Unremitted foreign earnings	10.3	0.3	—
Non-deductible expenses	1.7	1.3	0.8
State income taxes	1.3	(1.8)	—
Equity interest earnings	1.2	(0.8)	(1.5)
Tax controversy resolution	0.7	(0.8)	0.5
Basis difference in foreign stock	(11.9)	—	—
Percentage depletion	(6.5)	(5.7)	(7.3)
Foreign statutory rate differences	(3.1)	(5.9)	(2.4)
R&D Credit	(0.9)	(0.9)	(0.8)
Goodwill impairment	—	148.8	—
Other	(0.2)	(1.0)	0.7

Income tax provision	$20.5	$18.7	$24.3

Effective income tax rate	70.9%	(a)	21.3%

(a)	The effective income tax rate is not meaningful.
As of December 31, 2009, the cumulative unremitted earnings of the Company’s foreign subsidiaries are approximately $275 million. The Company determined during the fourth quarter of 2009 that up to $75 million in foreign earnings with respect to its European business group may be repatriated within the foreseeable future. As a result of this determination, the Company has provided a deferred tax liability in the amount $10.1 million with respect to these earnings. The Company has continued to conclude that predominantly all remaining foreign earnings in excess of this amount will be indefinitely reinvested in its foreign operations and, therefore, the recording of deferred tax liabilities for such unremitted earnings is not required. It is impracticable to determine the total amount of unrecognized deferred taxes with respect to these permanently reinvested earnings; however, foreign tax credits would be available to partially reduce U.S. income taxes in the event of a distribution.
A detailed summary of the total deferred tax assets and liabilities in the Company’s Consolidated Balance Sheets resulting from differences in the book and tax basis of assets and liabilities follows:

	December 31
	2009	2008
Deferred tax assets
Accrued expenses and reserves	$56.8	$78.3
Tax carryforwards	73.3	36.0
Accrued pension benefits	30.9	35.2
Other employee benefits	13.1	16.4
Other	11.5	10.6

Total deferred tax assets	185.6	176.5
Less: Valuation allowance	66.5	43.7

	119.1	132.8

Deferred tax liabilities
Depreciation and depletion	49.8	50.9
Partnership investment	20.7	19.8
Inventories	2.6	2.1
Unremitted foreign earnings	10.8	0.5

Total deferred tax liabilities	83.9	73.3

Net deferred tax asset	$35.2	$59.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
The following table summarizes the tax carryforwards and associated carryforward periods and related valuation allowances where the Company has determined that realization is uncertain:

	December 31, 2009
	Net deferred tax	Valuation	Carryforwards
	asset	allowance	expire during:
Non-U.S. net operating loss	$36.4	$35.0	2010-Indefinite
State losses	15.9	9.8	2010-2029
Foreign tax credit	9.5	—	2013-2019
Alternative minimum tax credit	7.6	—	Indefinite
General business credit	3.3	—	2024-2029
Contributions	0.6	—	2013-2014

Total	$73.3	$44.8

	December 31, 2008
	Net deferred tax	Valuation	Carryforwards
	asset	allowance	expire during:
Non-U.S. net operating loss	$10.1	$8.6	2010-Indefinite
State losses	14.7	10.4	2009-2028
Foreign tax credit	7.3	—	2013-2018
Alternative minimum tax credit	1.5	—	Indefinite
General business credit	2.0	—	2026-2028
Contributions	0.4	—	2013

Total	$36.0	$19.0

The Company continually evaluates its deferred tax assets to determine if a valuation allowance is required. A valuation allowance is required where realization is determined to no longer meet the “more likely than not” standard. During 2008 and continuing into 2009, significant downturns were experienced in NMHG’s major markets. The significant decrease in the operations, and certain actions taken by management to reduce NMHG’s manufacturing capacity to more appropriate levels, resulted in a three-year cumulative loss for each of NMHG’s Australian, European and U.S. operations. Although NMHG projects earnings over the longer term for the operations, such longer-term forecasts cannot be utilized to support the future utilization of deferred tax assets when a three-year cumulative loss is present. Accordingly, in 2009, NMHG recorded, as a discrete adjustment, additional valuation allowances against the accumulated deferred tax assets with respect to its European operations of $1.1 million. In addition, during 2008, NMHG recorded, as a discrete adjustment, a valuation allowance against the accumulated deferred tax assets for its Australian, other European operations and certain U.S. state taxing jurisdictions of $10.7 million, $15.3 million and $3.8 million, respectively.
The establishment of a valuation allowance does not have an impact on cash, nor does such an allowance preclude the Company from using its loss carryforwards or other deferred tax assets in future periods. The tax net operating losses that comprise the Australian and the substantial portion of the European deferred tax assets do not expire under local law and the U.S. state taxing jurisdictions provide for a carryforward period of up to 20 years.
The net valuation allowance provided against certain deferred tax assets during 2009 increased by $22.8 million. The increase in the total valuation allowance included a net increase in tax expense for valuation allowance in the amount of $17.8 million, an increase in the overall U.S. dollar value of valuation allowances previously recorded in foreign currencies of approximately $5.4 million and a decrease of $0.4 million reflected in income from discontinued operations.
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
Based upon the review of historical earnings and trends, forecasted earnings and the relevant expiration of carryforwards, the Company believes the valuation allowances provided are appropriate. At December 31, 2009, the Company had gross net operating loss carryforwards in non-U.S. jurisdictions of $126.8 million and U.S. state jurisdictions of $340.6 million.
The tax returns of the Company and certain of its subsidiaries are under routine examination by various taxing authorities. The Company has not been informed of any material assessment for which an accrual has not been previously provided and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
the Company would vigorously contest any material assessment. Management believes any potential adjustment would not materially affect the Company’s financial condition or results of operations.
On January 1, 2007, the Company recognized an additional liability of approximately $9.8 million for “unrecognized tax benefits,” defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the financial statements, which was accounted for as a reduction to the beginning balance of retained earnings.
The following is a reconciliation of the Company’s total gross unrecognized tax benefits for the years ended December 31, 2009 and 2008. Approximately $15.0 million and $12.7 million of these gross amounts as of December 31, 2009 and 2008, respectively, relate to permanent items that, if recognized, would impact the effective income tax rate. This amount differs from the gross unrecognized tax benefits presented in the table below due to the decrease in U.S. federal income taxes which would occur upon the recognition of the state tax benefits included herein.

	2009	2008
Balance at January 1	$14.8	$17.9
Net additions for tax positions of prior years	0.9	0.1
Additions based on tax positions related to the current year	3.8	1.0
Reductions due to settlements with taxing authorities and the lapse of the applicable statute of limitations	(3.4)	(2.4)
Other changes in unrecognized tax benefits including foreign currency translations adjustments	0.5	(1.8)

Balance at December 31	$16.6	$14.8

The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The Company recognized a net benefit of $1.0 million and $0.3 million and a net charge of $0.8 million in interest and penalties during 2009, 2008 and 2007, respectively, related to uncertain tax positions. The total amount of interest and penalties accrued was $3.5 million and $4.5 million as of December 31, 2009 and 2008, respectively.
The Company expects the amount of unrecognized tax benefits will change within the next twelve months; however, the change in unrecognized tax benefits, which is reasonably possible within the next twelve months, is not expected to have a significant effect on the Company’s financial position or results of operations.
In general, the Company operates in taxing jurisdictions that provide a statute of limitations period ranging from three to six years for the taxing authorities to review the applicable tax filings. The examination of the U.S. federal tax returns for the 2007 and 2008 tax years began in the fall of 2009. The examination of the 2005 and 2006 U.S. federal tax returns was completed in 2009; however, the Company is currently pursuing one unsettled issue through the Internal Revenue Service Appeals process which the Company expects to settle during 2010. The Company does not expect the outcome of the settlement to have a material effect on the Company’s results of operations. The Company is currently under examination in various non-U.S. jurisdictions for which the statute of limitations has been extended. The Company believes these examinations are routine in nature and are not expected to result in any material tax assessments. The Company does not have any additional material taxing jurisdictions in which the statute of limitations has been extended beyond the applicable time frame allowed by law.
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
Pension benefits for all parent company, HBB and NACoal employees in the United States, excluding certain project mining subsidiary employees, have been frozen since at least 2004. Pension benefits were frozen for employees covered under NMHG’s U.S. plans, except for those NMHG employees in the United States participating in collective bargaining agreements, in 1996. During 2009, the Company negotiated that pension benefits for the remaining NMHG collectively-bargained employees were frozen effective December 31, 2009. As a result, no employees in the United States, other than certain project mining subsidiary employees, earn retirement benefits under defined benefit pension plans after December 31, 2009. Effective January 1, 2009, pension benefits for HBB employees in Canada were frozen. Only certain grandfathered NMHG employees in the United Kingdom and the Netherlands still earn retirement benefits under defined benefit pension plans. All other eligible employees of the Company, including employees whose pension benefits are frozen, receive retirement benefits under defined contribution retirement plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
The assumptions used in accounting for the defined benefit plans were as follows for the years ended December 31:

	2009	2008	2007
United States Plans
Weighted average discount rates	5.65% - 5.90%	6.25% - 6.30%	6.25%
Expected long-term rate of return on assets	8.50%	8.50%	9.00%

Non-U.S. Plans
Weighted average discount rates	5.70% - 6.00%	6.25% - 6.70%	5.25% - 5.90%
Rate of increase in compensation levels	2.50% - 4.00%	3.00% - 3.60%	3.00% - 4.00%
Expected long-term rate of return on assets	3.50% - 8.50%	4.00% - 8.50%	3.75% - 9.00%
Set forth below is a detail of the net periodic pension (income) expense for the defined benefit plans for the years ended December 31:

	2009	2008	2007
United States Plans
Service cost	$0.3	$0.3	$0.4
Interest cost	8.4	8.5	8.1
Expected return on plan assets	(8.8)	(10.3)	(9.4)
Amortization of actuarial loss	4.8	2.5	3.2
Amortization of prior service cost	0.1	0.2	0.2

Net periodic pension expense	$4.8	$1.2	$2.5

Non-U.S. Plans
Service cost	$1.4	$2.0	$2.2
Interest cost	6.9	8.2	7.6
Expected return on plan assets	(8.3)	(9.3)	(8.9)
Amortization of actuarial loss	1.6	3.5	4.4
Amortization of prior service cost	(0.1)	(0.1)	—
Amortization of transition liability	0.1	0.2	0.1

Net periodic pension expense	$1.6	$4.5	$5.4

Set forth below is a detail of other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the year ended December 31:

	2009	2008	2007
United States Plans
Current year actuarial (gain) loss	$0.2	$43.7	$(4.0)
Amortization of actuarial loss	(4.8)	(2.5)	(3.2)
Current year prior service (credit) cost	(2.9)	—	—
Amortization of prior service cost	(0.1)	(0.2)	(0.2)

Total recognized in other comprehensive income (loss)	$(7.6)	$41.0	$(7.4)

Non-U.S. Plans
Current year actuarial (gain) loss	$11.4	$5.6	$(3.8)
Amortization of actuarial loss	(1.6)	(3.5)	(4.4)
Amortization of prior service credit	0.1	0.1	—
Amortization of transition liability	(0.1)	(0.1)	(0.1)
Curtailment effect	—	(0.1)	(0.6)

Total recognized in other comprehensive income (loss)	$9.8	$2.0	$(8.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
The following table sets forth the changes in the benefit obligation and the plan assets during the year and the funded status of the defined benefit plans at December 31:

	2009		2008
		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans
Change in benefit obligation
Projected benefit obligation at beginning of year	$139.4	$99.4	$141.2	$151.0
Service cost	0.3	1.4	0.3	2.0
Interest cost	8.4	6.9	8.5	8.2
Actuarial (gain) loss	8.2	19.7	0.6	(21.5)
Benefits paid	(12.6)	(6.9)	(11.0)	(6.5)
Employee contributions	—	0.6	—	1.2
Curtailments	—	—	—	(0.1)
Plan amendments	(2.9)	—	—	—
Change in measurement date	—	—	(0.2)	0.8
Foreign currency exchange rate changes	—	11.5	—	(35.7)

Projected benefit obligation at end of year	$140.8	$132.6	$139.4	$99.4

Accumulated benefit obligation at end of year	$140.8	$131.5	$139.4	$97.4

Change in plan assets
Fair value of plan assets at beginning of year	$83.1	$79.0	$122.1	$119.5
Actual return on plan assets	16.9	17.1	(32.8)	(16.8)
Employer contributions	2.7	8.9	4.2	9.2
Employee contributions	—	0.6	—	1.0
Benefits paid	(12.6)	(6.9)	(11.0)	(6.5)
Change in measurement date	—	—	0.6	(0.1)
Foreign currency exchange rate changes	—	9.1	—	(27.3)

Fair value of plan assets at end of year	$90.1	$107.8	$83.1	$79.0

Funded status at end of year	$(50.7)	$(24.8)	$(56.3)	$(20.4)

Amounts recognized in the balance sheets consist of:
Noncurrent assets	$—	$3.2	$—	$2.1
Current liabilities	(0.3)	—	(0.3)	—
Noncurrent liabilities	(50.4)	(28.0)	(56.0)	(22.5)

	$(50.7)	$(24.8)	$(56.3)	$(20.4)

Components of accumulated other comprehensive income (loss) consist of:
Actuarial loss	$73.6	$49.1	$78.2	$46.3
Prior service (credit) cost	(2.6)	(0.5)	0.4	(0.7)
Transition obligation	—	0.9	—	1.1
Deferred taxes	(25.6)	0.1	(28.3)	(0.1)
Change in statutory tax rate	(1.2)	(10.6)	(1.2)	(10.6)
Foreign currency translation adjustment	—	(2.9)	—	(9.7)

	$44.2	$36.1	$49.1	$26.3

The transition obligation, prior service credit and actuarial loss included in accumulated other comprehensive income (loss) expected to be recognized in net periodic benefit cost in 2010 are $0.1 million (less than $0.1 million net of tax), $0.5 million ($0.3 million net of tax) and $7.8 million ($6.2 million net of tax), respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
The Company expects to contribute $7.5 million and $6.6 million to its U.S. and non-U.S. pension plans, respectively, in 2010.
The Company maintains two supplemental defined benefit plans that pay monthly benefits to participants directly out of corporate funds. All other pension benefit payments are made from assets of the pension plans. Future pension benefit payments expected to be paid are:

	U.S. Plans	Non-U.S. Plans
2010	$10.5	$7.5
2011	10.7	7.8
2012	10.3	8.2
2013	10.5	8.6
2014	10.3	8.8
2015 - 2019	53.2	48.7

	$105.5	$89.6

The expected long-term rate of return on plan assets reflects management’s expectations of long-term rates of return on funds invested to provide for benefits included in the projected benefit obligations. The Company has established the expected long-term rate of return assumption for plan assets by considering historical rates of return over a period of time that is consistent with the long-term nature of the underlying obligations of these plans. The historical rates of return for each of the asset classes used by the Company to determine its estimated rate of return assumption were based upon the rates of return earned by investments in the equivalent benchmark market indices for each of the asset classes.
The pension plans maintain an investment policy that, among other things, establishes a portfolio asset allocation methodology with percentage allocation bands for individual asset classes. The investment policy provides that investments are reallocated between asset classes as balances exceed or fall below the appropriate allocation bands.
The following is the actual allocation percentage and target allocation percentage for the U.S. pension plan assets at the measurement date:

	2009	2008
	Actual	Actual	Target Allocation
	Allocation	Allocation	Range
U.S. equity securities	52.5%	49.4%	41.0% - 62.0%
Non-U.S. equity securities	13.0%	11.7%	10.0% - 16.0%
Fixed income securities	33.7%	37.4%	30.0% - 40.0%
Money market	0.8%	1.5%	0.0% - 10.0%
The following is the actual allocation percentage and target allocation percentage for the NMHG U.K. pension plan assets at the measurement date:

	2009	2008
	Actual	Actual	Target Allocation
	Allocation	Allocation	Range
U.K. equity securities	35.2%	35.2%	33.5% - 36.5%
Non-U.K. equity securities	35.6%	35.5%	27.5% - 42.5%
Fixed income securities	29.2%	29.3%	25.5% - 34.5%
HBB maintains a pension plan for certain employees in Canada, which maintains 100% of its assets in a balanced fund. NMHG maintains a pension plan for certain employees in The Netherlands, which maintains 100% of its assets in fixed income securities.
The defined benefit pension plans do not have any direct ownership of NACCO common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
The fair value of each major category of plan assets for the Company’s pension plans are valued using quoted market prices in active markets for identical assets, or Level 1 in the fair value hierarchy. Following are the values as of December 31:

2009

U.S. equity securities	$58.5
U.K. equity securities	33.2
Non-U.S., non-U.K. equity securities	37.2
Fixed income securities	68.3
Money market	0.7

Total	$197.9

Post-retirement Health Care and Life Insurance: The Company also maintains health care and life insurance plans that provide benefits to eligible retired employees. Effective January 1, 2010, NMHG eliminated its retiree life insurance plan. The plans have no assets. Under the Company’s current policy, plan benefits are funded at the time they are due to participants.
The assumptions used in accounting for the post-retirement benefit plans are set forth below for the years ended December 31:

	2009	2008	2007
Weighted average discount rates	5.30%	6.20%	6.03%
Health care cost trend rate assumed for next year	6.0%	7.0%	8.0%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2012	2012	2012
Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects at December 31, 2009:

	1-Percentage-Point	1-Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost	$—	$—
Effect on postretirement benefit obligation	$0.3	$(0.2)
Set forth below is a detail of the net periodic benefit cost for the post-retirement health care and life insurance plans for the years ended December 31:

	2009	2008	2007
Service cost	$0.2	$0.2	$0.2
Interest cost	0.6	0.7	0.8
Amortization of actuarial (gain) loss	0.7	(0.5)	(0.8)
Amortization of prior service credit	(3.3)	(0.2)	(0.2)

Net periodic benefit (income) cost	$(1.8)	$0.2	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Set forth below is a detail of other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the year ended December 31:

	2009	2008	2007

Current year actuarial (gain) loss	$1.6	$(0.2)	$(1.5)
Amortization of actuarial gain (loss)	(0.7)	0.5	0.8
Current year prior service credit	(3.1)	(0.7)	—
Amortization of prior service credit	3.3	0.2	0.2

Total recognized in other comprehensive income (loss)	$1.1	$(0.2)	$(0.5)

The following sets forth the changes in benefit obligations during the year and the funded status of the post-retirement health care and life insurance plans at December 31:

	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$10.7	$12.2
Service cost	0.2	0.2
Interest cost	0.6	0.7
Actuarial gain (loss)	1.6	(0.2)
Plan amendments	(3.1)	(0.7)
Change in measurement date	—	(0.2)
Benefits paid	(1.7)	(1.3)

Benefit obligation at end of year	$8.3	$10.7

Funded status at end of year	$(8.3)	$(10.7)

Amounts recognized in the balance sheets consist of:
Current liabilities	$(0.8)	$(1.0)
Noncurrent liabilities	(7.5)	(9.7)

	$(8.3)	$(10.7)

Components of accumulated other comprehensive income (loss) consist of:
Actuarial gain	$0.6	$(0.2)
Prior service credit	(2.0)	(2.3)
Change in measurement date	—	(0.1)
Deferred taxes	0.5	1.0

	$(0.9)	$(1.6)

The prior service credit included in accumulated other comprehensive income (loss) expected to be recognized in net periodic benefit cost in 2010 is $0.3 million ($0.2 million net of tax). No transition obligation or actuarial loss is expected to be recognized in net periodic benefit cost in 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Future post-retirement benefit payments expected to be paid are:

2010	$0.8
2011	0.8
2012	0.8
2013	0.8
2014	0.9
2015 - 2019	3.8

$7.9

Defined Contribution Plans: NACCO and its subsidiaries have defined contribution (401(k)) plans for substantially all U.S. employees and similar plans for employees outside of the United States. For NACCO and those subsidiaries, other than HBB, the applicable company matches employee contributions based on plan provisions. In addition, NACCO and certain other subsidiaries have defined contribution retirement plans that generally provide for a stated minimum employer contribution. These plans also permit additional contributions whereby the applicable company’s contribution to participants is determined annually based on a formula that includes the effect of actual compared with targeted operating results and the age and compensation of the participants. Total costs, including Company contributions, for these plans were $5.4 million, $15.5 million and $22.6 million in 2009, 2008 and 2007, respectively. During 2009, the Company and certain subsidiaries of the Company suspended or reduced the company match of employee contributions and the employer contributions to its defined contribution retirement plans.
NOTE 17—Business Segments
Financial information for each of NACCO’s reportable segments is presented in the following table. See Note 1 for a discussion of the Company’s operating segments and product lines. NACCO’s non-operating segment, NACCO and Other, includes the accounts of the parent company and Bellaire.
The accounting policies of the segments are the same as those described in Note 2. NMHG Wholesale derives a portion of its revenues from transactions with NMHG Retail. The amounts of these revenues, which are based on current market prices in similar third-party transactions, are indicated in the following table on the line “NMHG Eliminations” in the revenues section. HBB derives a portion of its revenues from transactions with KC. The amounts of these revenues, which are based on current market prices in similar third-party transactions, are indicated in the following table on the line “Eliminations” in the revenues section. No other sales transactions occur among reportable segments. Intercompany loans from NACCO to NMHG and KC were interest free beginning in the fourth quarter of 2008. Other intersegment transactions are recognized based on similar third-party transactions; that is, at current market prices.
The parent company charges management fees to its operating subsidiaries for services provided by the corporate headquarters. The management fees are based upon estimated parent company resources devoted to providing centralized services and stewardship activities and are allocated among all subsidiaries based upon the relative size and complexity of each subsidiary. In order to determine the allocation of management fees among the subsidiaries each year, the parent company reviews the time its employees devoted to each operating subsidiary during the prior year and the estimated costs for providing centralized services and stewardship activities in the next year to determine the amount of management fees to allocate to each operating subsidiary for that year. In addition, the parent company reviews the amount of management fees allocated to its operating subsidiaries each quarter to ensure the amount continues to be reasonable based on the actual costs incurred to date. The Company believes the allocation method is consistently applied and reasonable. Total 2009, 2008 and 2007 fees were $11.5 million, $13.9 million and $16.1 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2009	2008	2007
Revenues from external customers
NMHG
NMHG Wholesale	$1,410.0	$2,740.1	$2,581.9
NMHG Retail	97.8	175.4	228.8
NMHG Eliminations	(32.6)	(91.2)	(91.0)

	1,475.2	2,824.3	2,719.7

HBB	497.0	528.7	540.7
KC	213.9	202.3	210.0
NACoal	129.5	115.3	124.4
NACCO and Other	—	—	—
Eliminations	(5.0)	(5.5)	(4.8)

Total	$2,310.6	$3,665.1	$3,590.0

Gross profit
NMHG
NMHG Wholesale	$167.6	$278.4	$339.6
NMHG Retail	14.6	30.6	34.0
NMHG Eliminations	2.5	1.1	1.1

	184.7	310.1	374.7

HBB	107.4	84.2	112.4
KC	94.8	84.1	91.6
NACoal	21.3	12.5	23.0
NACCO and Other	(0.1)	0.2	(0.6)
Eliminations	—	—	(0.1)

Total	$408.1	$491.1	$601.0

Selling, general and administrative expenses
NMHG
NMHG Wholesale	$189.6	$261.3	$264.5
NMHG Retail	18.5	32.7	45.4
NMHG Eliminations	(0.1)	—	—

	208.0	294.0	309.9

HBB	57.0	64.2	69.6
KC	88.1	92.4	91.1
NACoal	25.9	22.2	18.4
NACCO and Other	9.3	2.5	3.2

Total	$388.3	$475.3	$492.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2009	2008	2007
Operating profit (loss)
NMHG
NMHG Wholesale	$(29.1)	$(342.7)	$66.3
NMHG Retail	(4.7)	(2.4)	(10.1)
NMHG Eliminations	2.6	1.1	1.1

	(31.2)	(344.0)	57.3

HBB	50.4	(60.8)	42.2
KC	6.7	(12.2)	0.5
NACoal	42.6	29.8	43.1
NACCO and Other	(9.4)	(2.3)	(3.8)
Eliminations	—	—	(0.1)

Total	$59.1	$(389.5)	$139.2

Interest expense
NMHG
NMHG Wholesale	$(18.4)	$(24.2)	$(21.7)
NMHG Retail	(0.1)	(1.4)	(2.8)
NMHG Eliminations	(0.5)	(0.3)	(0.9)

	(19.0)	(25.9)	(25.4)

HBB	(8.6)	(10.4)	(10.1)
KC	(0.4)	(1.1)	(1.8)
NACoal	(4.1)	(5.5)	(7.0)
NACCO and Other	(0.4)	—	—
Eliminations	0.3	2.3	3.6

Total	$(32.2)	$(40.6)	$(40.7)

Interest income
NMHG
NMHG Wholesale	$2.8	$4.4	$5.2
NMHG Retail	—	—	—

	2.8	4.4	5.2

HBB	0.1	0.2	—
KC	—	—	—
NACoal	0.3	0.1	0.8
NACCO and Other	0.3	5.2	9.6
Eliminations	(0.3)	(2.3)	(3.6)

Total	$3.2	$7.6	$12.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2009	2008	2007
Other income (expense)
NMHG
NMHG Wholesale	$0.5	$5.3	$7.3
NMHG Retail	0.1	(0.1)	(0.2)

	0.6	5.2	7.1

HBB	(0.4)	0.4	(0.4)
KC	(0.1)	—	(0.1)
NACoal	0.6	(1.4)	(0.2)
NACCO and Other	(1.9)	(2.7)	(2.9)

Total	$(1.2)	$1.5	$3.5

Income tax provision (benefit)
NMHG
NMHG Wholesale	$(4.1)	$8.2	$9.0
NMHG Retail	0.9	7.0	(3.6)
NMHG Eliminations	(0.4)	0.3	(0.4)

	(3.6)	15.5	5.0

HBB	15.4	2.7	12.2
KC	2.3	(3.3)	(0.5)
NACoal	8.8	3.2	6.3
NACCO and Other	(2.4)	0.6	1.3

Total	$20.5	$18.7	$24.3

Net income (loss) attributable to stockholders
NMHG
NMHG Wholesale	$(40.0)	$(365.6)	$48.2
NMHG Retail	(5.6)	(10.9)	(9.5)
NMHG Eliminations	2.5	0.5	0.6

	(43.1)	(376.0)	39.3

HBB	26.1	(73.3)	19.5
KC	3.9	(10.0)	(0.9)
NACoal	53.2	22.1	31.0
NACCO and Other	(9.0)	(0.4)	1.6
Eliminations	—	—	(0.1)

Total	$31.1	$(437.6)	$90.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2009	2008	2007
Total assets
NMHG
NMHG Wholesale	$969.2	$1,123.1	$1,647.5
NMHG Retail	46.8	54.5	93.5
NMHG Eliminations	(101.9)	(82.5)	(137.4)

	914.1	1,095.1	1,603.6

HBB	217.8	203.3	307.5
KC	81.9	74.9	70.7
NACoal	266.6	276.6	268.7
NACCO and Other	105.1	188.5	308.0
Eliminations	(96.8)	(150.5)	(131.2)

Total	$1,488.7	$1,687.9	$2,427.3

Depreciation, depletion and amortization
NMHG
NMHG Wholesale	$33.7	$38.4	$33.9
NMHG Retail	2.5	3.6	7.8

	36.2	42.0	41.7

HBB	3.7	4.2	4.3
KC	3.7	3.0	2.3
NACoal	9.0	9.5	10.6
NACCO and Other	1.0	0.2	0.1

Total	$53.6	$58.9	$59.0

Capital expenditures
NMHG
NMHG Wholesale	$5.5	$39.2	$35.9
NMHG Retail	0.3	2.0	5.3

	5.8	41.2	41.2

HBB	2.1	5.7	3.9
KC	1.0	6.0	3.9
NACoal	10.5	12.1	15.9
NACCO and Other	14.1	6.4	0.3

Total	$33.5	$71.4	$65.2

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

		Europe,
	United	Africa and
	States	Middle East	Other	Consolidated
2009
Revenues from unaffiliated customers, based on the customers’ location	$1,415.5	$410.6	$484.5	$2,310.6

Long-lived assets	$277.4	$48.1	$66.2	$391.7

2008
Revenues from unaffiliated customers, based on the customers’ location	$1,923.7	$921.8	$819.6	$3,665.1

Long-lived assets	$279.7	$60.0	$76.3	$416.0

2007
Revenues from unaffiliated customers, based on the customers’ location	$1,971.2	$896.3	$722.5	$3,590.0

Long-lived assets	$275.6	$67.6	$74.6	$417.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
NOTE 18—Quarterly Results of Operations (Unaudited)
A summary of the unaudited results of operations for the year ended December 31 is as follows:

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues
NMHG	$389.1	$362.0	$328.4	$395.7
HBB	94.2	107.2	118.9	176.7
KC	39.7	40.6	48.3	85.3
NACoal	32.6	31.5	32.9	32.5
Eliminations	(0.9)	(0.8)	(0.7)	(2.6)

	$554.7	$540.5	$527.8	$687.6

Gross profit	$85.9	$92.8	$94.1	$135.3

Earnings of unconsolidated mines	$10.5	$9.8	$10.5	$7.8

Operating profit (loss)
NMHG	$(12.6)	$(1.7)	$(20.4)	$3.5
HBB	4.4	9.8	13.5	22.7
KC	(4.3)	(2.6)	0.6	13.0
NACoal	13.0	9.2	16.7	3.7
NACCO and Other	(1.1)	(1.5)	(1.4)	(5.4)
Eliminations	—	0.1	—	(0.1)

	$(0.6)	$13.3	$9.0	$37.4

Income (loss) from continuing operations	$(9.1)	$1.1	$(4.4)	$20.8

Discontinued operations	$—	$0.3	$0.4	$21.9

Net income (loss)	$(9.1)	$1.4	$(4.0)	$42.7

Net income (loss) attributable to stockholders
NMHG	$(18.5)	$(3.1)	$(22.4)	$0.9
HBB	1.4	4.7	6.9	13.1
KC	(2.8)	(1.7)	0.3	8.1
NACoal	10.8	7.1	11.4	23.9
NACCO and Other	(1.5)	(1.4)	(1.5)	(4.6)
Eliminations	1.5	(4.0)	1.4	1.1

	$(9.1)	$1.6	$(3.9)	$42.5

Basic and Diluted earnings (loss) per share	$(1.10)	$0.19	$(0.47)	$5.12

The significant increase in operating results in the fourth quarter of 2009 compared with the prior quarters of 2009 is primarily due to the seasonal nature of HBB’s and KC’s business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues
NMHG	$698.9	$767.5	$696.4	$661.5
HBB	95.2	108.8	138.2	186.5
KC	39.2	39.7	45.6	77.8
NACoal	28.4	29.9	34.6	22.4
Eliminations	(0.6)	(1.0)	(1.4)	(2.5)

	$861.1	$944.9	$913.4	$945.7

Gross profit	$132.1	$121.7	$102.7	$134.6

Earnings of unconsolidated mines	$8.6	$9.3	$9.7	$11.8

Operating profit (loss)
NMHG	$13.2	$7.2	$(5.6)	$(358.8)
HBB	2.7	1.3	4.0	(68.8)
KC	(5.5)	(5.3)	(4.8)	3.4
NACoal	6.4	7.5	8.1	7.8
NACCO and Other	(0.7)	(0.3)	0.2	(1.5)
Eliminations	0.1	(0.1)	—	—

	$16.2	$10.3	$1.9	$(417.9)

Income (loss) from continuing operations	$5.4	$2.1	$(18.4)	$(428.8)

Discontinued operations	$0.2	$0.3	$1.3	$0.5

Net income (loss)	$5.6	$2.4	$(17.1)	$(428.3)

Net income (loss) attributable to stockholders
NMHG	$7.3	$2.6	$(20.1)	$(365.8)
HBB	0.1	(0.6)	1.3	(74.1)
KC	(3.2)	(3.7)	(3.3)	0.2
NACoal	3.8	6.4	7.0	4.9
NACCO and Other	0.4	(0.6)	0.8	(1.0)
Eliminations	(2.8)	(1.8)	(3.0)	7.6

	$5.6	$2.3	$(17.3)	$(428.2)

Basic and Diluted earnings (loss) per share	$0.68	$0.28	$(2.09)	$(51.69)

The significant decrease in operating results in the fourth quarter of 2008 compared with the prior quarters of 2008 is primarily due to impairment charges for goodwill and other intangible assets recorded by NMHG, HBB and KC during the fourth quarter of 2008 of $435.7 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
NOTE 19—Parent Company Condensed Balance Sheets
The condensed balance sheets of NACCO, the parent company, at December 31 are as follows:

	2009	2008
ASSETS
Cash and cash equivalents	$48.8	$71.2
Other current assets	1.4	10.2
Notes receivable from subsidiaries	—	73.3
Investment in subsidiaries
NMHG	207.1	154.2
HBB	(12.8)	(38.2)
KC	44.6	37.5
NACoal	126.9	86.0
Other	17.2	17.0

	383.0	256.5
Property, plant and equipment, net	5.2	5.2
Other non-current assets	22.3	9.0

Total Assets	$460.7	$425.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$6.1	$8.8
Current intercompany accounts payable, net	15.7	17.2
Note payable to Bellaire	27.8	28.2
Other non-current liabilities	14.5	14.5
Stockholders’ equity	396.6	356.7

Total Liabilities and Stockholders’ Equity	$460.7	$425.4

The credit agreements at NMHG, HBB, KC and NACoal allow the transfer of assets to NACCO under certain circumstances. The amount of NACCO’s investment in NMHG, HBB, KC and NACoal and NACCO and Other that was restricted at December 31, 2009 totaled approximately $296.9 million. The amount of unrestricted cash available to NACCO included in “Investment in subsidiaries” was $8.6 million at December 31, 2009. Dividends, advances and management fees from its subsidiaries are the primary sources of cash for NACCO.
NOTE 20—Related Party Transactions
Six of NACoal’s wholly owned subsidiaries, The Coteau Properties Company (“Coteau”), The Falkirk Mining Company (“Falkirk”), The Sabine Mining Company (“Sabine”) (collectively, the “project mining subsidiaries”), Demery Resource Company, LLC (“Demery”), Caddo Creek Resource Company, LLC (“Caddo Creek”), and Camino Real Fuels, LLC (“Camino Real”) each meet the definition of a variable interest entity. The project mining subsidiaries were developed between 1974 and 1981 and operate lignite coal mines under long-term contracts with various utility customers. The contracts with the project mining subsidiaries’ utility customers allow each mine to sell lignite coal at a price based on actual cost plus an agreed pre-tax profit per ton. These project mining subsidiaries are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed. The obligations of the project mining subsidiaries are without recourse to NACCO and NACoal. Demery, Caddo Creek and Camino Real were formed during 2009 to develop, construct and operate lignite surface mines under long-term contracts. The contracts with the customers allow for reimbursement of all costs plus a management fee. The taxes resulting from earnings of these six entities are solely the responsibility of the Company. Although NACoal owns 100% of the stock and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities or absorb any expected losses without additional support from the customers. As a result, NACoal is not the primary beneficiary and therefore does not consolidate these entities’ financial position or results of operations. The pre-tax income from the unconsolidated mines is reported on the line “Earnings of unconsolidated mines” in the Consolidated Statements of Operations with related taxes included in the provision for income taxes. The Company has included the pre-tax earnings of the unconsolidated mines above operating profit as they are an integral component of the Company’s business and operating results. The investment in the unconsolidated mines and related tax assets and liabilities was $17.3 million and $16.6 million at December 31, 2009 and 2008, respectively, and are included on the line “Other Non-Current Assets” in the Consolidated Balance Sheets. The Company’s risk of loss relating to these entities is limited to its invested capital, which was $3.5 million, $5.0 million and $5.1 million at December 31, 2009, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Summarized financial information for the project mining subsidiaries is as follows:

	2009	2008	2007
Statement of Operations
Revenues	$421.1	$402.6	$346.4
Gross profit	$63.7	$58.3	$52.4
Income before income taxes	$38.6	$39.4	$37.7
Income from continuing operations	$29.8	$30.3	$29.7
Net income	$29.8	$30.3	$29.7

Balance Sheet
Current assets	$119.6	$94.0
Non-current assets	$637.6	$557.4
Current liabilities	$112.6	$93.0
Non-current liabilities	$641.1	$553.4
NACoal received dividends of $31.2 million and $30.4 million from the unconsolidated mines in 2009 and 2008, respectively.
In addition, NMHG maintains an interest in one variable interest entity, NFS. NFS is a joint venture with GECC formed primarily for the purpose of providing financial services to independent Hyster® and Yale® lift truck dealers and National Account customers in the United States. The Company, however, has concluded that NMHG is not the primary beneficiary and will, therefore, continue to use the equity method to account for its 20% interest in NFS. NMHG does not consider its variable interest in NFS to be significant.
Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third-parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. NFS’ total purchases of Hyster® and Yale® lift trucks from dealers, customers and directly from NMHG, such that NFS could provide lease financing to dealers and customers, for the years ended December 31, 2009, 2008 and 2007 were $266.7 million, $428.3 million and $375.2 million, respectively. Of these amounts, $38.0 million, $73.9 million and $51.8 million for the years ended December 31, 2009, 2008 and 2007, respectively, were invoiced directly from NMHG to NFS so that the dealer or customer could obtain operating lease financing from NFS. Amounts receivable from NFS were $1.3 million and $8.6 million at December 31, 2009 and 2008, respectively.
Under the terms of the joint venture agreement with GECC, NMHG provides recourse for financing provided by NFS to NMHG dealers. Additionally, the credit quality of a customer or concentration issues within GECC may necessitate providing standby recourse or repurchase obligations or a guarantee of the residual value of the lift trucks purchased by customers and financed through NFS. At December 31, 2009, approximately $106.4 million of the Company’s total recourse or repurchase obligations related to transactions with NFS. NMHG has reserved for losses under the terms of the recourse or repurchase obligations in its consolidated financial statements. Historically, NMHG has not had significant losses with respect to these obligations. During 2009, 2008 and 2007, the net losses resulting from customer defaults did not have a material impact on NMHG’s results of operations or financial position.
In connection with the joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At December 31, 2009, loans from GECC to NFS totaled $831.5 million. Although NMHG’s contractual guarantee was $166.3 million, the loans by GECC to NFS are secured by NFS’ customer receivables, of which NMHG guarantees $106.4 million. Excluding the $106.4 million of NFS receivables guaranteed by NMHG from NFS’ loans to GECC, NMHG’s incremental obligation as a result of this guarantee to GECC is $145.0 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.
In addition to providing financing to NMHG’s dealers, NFS provides operating lease financing to NMHG. Operating lease obligations primarily relate to specific sale-leaseback-sublease transactions for certain NMHG customers whereby NMHG sells lift trucks to NFS, NMHG leases these lift trucks back under an operating lease agreement and NMHG subleases those lift trucks to customers under an operating lease agreement. Total obligations to NFS under the operating lease agreements were $7.5 million and $7.6 million at December 31, 2009 and 2008, respectively. In addition, NMHG provides certain subsidies to its customers that are paid directly to NFS. Total subsidies were $5.4 million, $7.5 million and $7.7 million for 2009, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
NMHG provides certain services to NFS for which it receives compensation under the terms of the joint venture agreement. These services consist primarily of administrative functions and remarketing services. Total income recorded by NMHG related to these services was $7.6 million in 2009, $10.1 million in 2008 and $9.0 million in 2007.
NMHG has a 50% ownership interest in SN, a limited liability company that was formed primarily to manufacture and distribute Sumitomo-Yale and Shinko-branded lift trucks in Japan and export Hyster®- and Yale®-branded lift trucks and related components and service parts outside of Japan. NMHG purchases products from SN under normal trade terms based on current market prices. In 2009, 2008 and 2007, purchases from SN were $44.7 million, $116.0 million and $116.9 million, respectively. Amounts payable to SN at December 31, 2009 and 2008 were $15.1 million and $43.1 million, respectively.
During 2009, 2008 and 2007, NMHG recognized $1.8 million, $1.7 million and $2.0 million, respectively, in expenses related to payments to SN for engineering design services. These expenses were included in “Selling, general and administrative expenses” in the Consolidated Statement of Operations. Additionally, NMHG recognized income of $0.4 million, $1.6 million and $1.6 million for payments from SN for use of technology developed by NMHG that are included in “Revenues” in the Consolidated Statement of Operations for the year ended December 31, 2009, 2008 and 2007, respectively.
Summarized financial information for both equity investments is as follows:

	2009	2008	2007
Statement of Operations
Revenues	$310.6	$445.0	$408.7
Gross profit	$88.5	$121.3	$120.2
Income from continuing operations	$1.5	$18.9	$27.6
Net income	$1.5	$18.9	$27.6

Balance Sheet
Current assets	$95.6	$146.1
Non-current assets	$1,159.2	$1,274.4
Current liabilities	$104.1	$141.6
Non-current liabilities	$1,028.8	$1,144.3
The Company’s percentage share of the net income or loss from its equity investments is reported on the line “Income from other unconsolidated affiliates” in the “Other income (expense)” portion of the Consolidated Statements of Operations.
At December 31, 2009 and 2008, NMHG’s investment in NFS was $13.9 million and $14.8 million, respectively, and NMHG’s investment in SN was $25.8 million and $29.9 million, respectively. NMHG received dividends of $2.6 million and $3.1 million from NFS and $0.1 million and $0.1 million from SN in 2009 and 2008, respectively.
Legal services rendered by Jones Day approximated $2.7 million, $3.2 million and $3.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. A director of the Company is also a partner of this law firm.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY CONDENSED BALANCE SHEETS

	December 31
	2009	2008
	(In millions)

Cash and cash equivalents	$48.8	$71.2

Other current assets	1.4	10.2

Notes receivable from subsidiaries	—	73.3

Investment in subsidiaries
NMHG	207.1	154.2
HBB	(12.8)	(38.2)
KC	44.6	37.5
NACoal	126.9	86.0
Other	17.2	17.0

	383.0	256.5

Property, plant and equipment, net	5.2	5.2

Other non-current assets	22.3	9.0

Total Assets	$460.7	$425.4

Current liabilities	$6.1	$8.8

Current intercompany accounts payable, net	15.7	17.2

Note payable to Bellaire	27.8	28.2

Other non-current liabilities	14.5	14.5

Stockholders’ equity	396.6	356.7

Total Liabilities and Stockholders’ Equity	$460.7	$425.4

See Notes to Parent Company Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY CONDENSED STATEMENTS OF OPERATIONS

	Year ended December 31
	2009	2008	2007
	(In millions)

Income (expense):
Intercompany interest income (expense)	$(1.6)	$0.1	$(0.4)
Other, net	(1.5)	2.2	4.1

	(3.1)	2.3	3.7
Administrative and general expenses	9.2	2.0	3.3

Income (loss) before income taxes	(12.3)	0.3	0.4

Income tax provision (benefit)	(2.7)	0.6	0.4

Net loss before equity in earnings of subsidiaries	(9.6)	(0.3)	—

Equity in earnings (loss) of subsidiaries	40.6	(437.1)	90.3

Net income (loss)	31.0	(437.4)	90.3

Net (income) loss attributable to noncontrolling interest	0.1	(0.2)	0.1

Net income (loss) attributable to stockholders	$31.1	$(437.6)	$90.4

See Notes to Parent Company Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2009	2008	2007
	(In millions)
Operating Activities
Net income (loss)	$31.0	$(437.4)	$90.3
Equity in earnings (loss) of subsidiaries	(40.6)	437.1	(90.3)

Parent company only net loss	(9.6)	(0.3)	—
Net changes related to operating activities	(31.6)	(1.2)	(11.2)

Net cash used for operating activities	(41.2)	(1.5)	(11.2)

Investing Activities
Expenditures for property, plant and equipment	(14.1)	(6.4)	(0.2)

Net cash used for investing activities	(14.1)	(6.4)	(0.2)

Financing Activities
Dividends received from subsidiaries	15.5	52.2	148.8
Intercompany notes	72.9	(53.3)	48.0
Notes payable to Bellaire	(0.4)	(46.1)	(39.1)
Capital contributions to subsidiaries	(38.0)	(65.8)	(6.0)
Cash dividends paid	(17.1)	(16.9)	(16.4)

Net cash provided by (used for) financing activities	32.9	(129.9)	135.3

Cash and cash equivalents
Increase (decrease) for the period	(22.4)	(137.8)	123.9
Balance at the beginning of the period	71.2	209.0	85.1

Balance at the end of the period	$48.8	$71.2	$209.0

See Notes to Parent Company Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO PARENT COMPANY CONDENSED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2009, 2008 AND 2007
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
NOTE B — UNRESTRICTED CASH
The amount of unrestricted cash available to NACCO, included in “Investment in subsidiaries” was $8.6 million at December 31, 2009 and was in addition to the $48.8 million of cash included in the Parent Company Condensed Balance Sheets at December 31, 2009.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
YEAR ENDED DECEMBER 31, 2009, 2008 AND 2007

COL A.	COL B.	COL C.		COL D.		COL E.
		Additions				(E)
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other Accounts	Deductions		End of
Description	of Period	Expenses	— Describe (C)	— Describe		Period
(In millions)

2009
Reserves deducted from asset accounts:
Allowance for doubtful accounts (D)	$15.7	$3.9	$0.8	$1.3	(A)	$19.1

Allowance for discounts, adjustments and returns	12.4	17.0	—	17.9	(B)	11.5

2008
Reserves deducted from asset accounts:
Allowance for doubtful accounts (D)	$9.7	$8.8	$(0.7)	$2.1	(A)	$15.7

Allowance for discounts, adjustments and returns	12.4	20.4	—	20.4	(B)	12.4

2007
Reserves deducted from asset accounts:
Allowance for doubtful accounts (D)	$9.1	$2.4	$0.1	$1.9	(A)	$9.7

Allowance for discounts, adjustments and returns	7.1	18.4	—	13.1	(B)	12.4

(A)	Write-offs, net of recoveries.

(B)	Payments and customer deductions for product returns, discounts and allowances.

(C)	Subsidiary’s foreign currency translation adjustments and other.

(D)	Includes allowance of receivables classified as long-term of $12.0 million, $6.2 million and $4.6 million in 2009, 2008 and 2007, respectively.

(E)	Balances which are not required to be presented and those which are immaterial have been omitted.

EXHIBIT INDEX
(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.
2.1(i)	Amended and Restated Spin-Off Agreement, dated as of April 25, 2007, among NACCO Industries, Inc., Housewares Holding Company, Hamilton Beach, Inc. and Hamilton Beach/Proctor-Silex, Inc., is incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed by the Company on May 1, 2007, Commission File Number 1-9172.
(3) Articles of Incorporation and By-laws.
3.1(i)	Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 1-9172.

3.1(ii)	Amended and Restated By-laws of the Company are incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on August 7, 2008, Commission File Number 1-9172.
(4)	Instruments defining the rights of security holders, including indentures.
4.1	The Company by this filing agrees, upon request, to file with the Securities and Exchange Commission the instruments defining the rights of holders of long-term debt of the Company and its subsidiaries where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

4.2	The Mortgage and Security Agreement, dated April 8, 1976, between The Falkirk Mining Company (as Mortgagor) and Cooperative Power Association and United Power Association (collectively as Mortgagee) is incorporated herein by reference to Exhibit 4(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 1-9172.

4.3	Amendment No. 1 to the Mortgage and Security Agreement, dated as of December 15, 1993, between Falkirk Mining Company (as Mortgagor) and Cooperative Power Association and United Power Association (collectively as Mortgagee) is incorporated herein by reference to Exhibit 4(iii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File Number 1-9172.

4.4	Stockholders’ Agreement, dated as of March 15, 1990, among the signatories thereto, the Company and Ameritrust Company National Association, as depository, is incorporated herein by reference to Exhibit 2 to the Schedule 13D filed on March 29, 1990 with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.5	Amendment to Stockholders’ Agreement, dated as of April 6, 1990, among the signatories thereto, the Company and Ameritrust Company National Association, as depository, is incorporated herein by reference to Exhibit 4 to Amendment No. 1 to the Schedule 13D filed on April 11, 1990 with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.6	Amendment to Stockholders’ Agreement, dated as of April 6, 1990, among the signatories thereto, the Company and Ameritrust Company National Association, as depository, is incorporated herein by reference to Exhibit 5 to Amendment No. 1 to the Schedule 13D filed on April 11, 1990 with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.7	Amendment to Stockholders’ Agreement, dated as of November 17, 1990, among the signatories thereto, the Company, and Ameritrust Company National Association, as depository, is incorporated herein by reference to Amendment No. 2 to the Schedule 13D filed on March 18, 1991 with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.8	Amendment to Stockholders’ Agreement, dated as of November 14, 1996, among the signatories thereto, the Company, the New Participating Stockholders (as defined therein) and Key Bank, N.A. (successor to Ameritrust Company National Association), as depository, is incorporated herein by reference to Amendment No. 3 to the Schedule 13D filed on November 26, 1996, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.9	Amendment to Stockholders’ Agreement, dated as of November 14, 1996, among the signatories thereto, the Company, the New Participating Stockholders (as defined therein) and Key Bank, N.A. (successor to Ameritrust Company National Association), as depository, is incorporated herein by reference to Amendment No. 3 to the Schedule 13D filed on November 26, 1996, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.10	Amendment to Stockholders’ Agreement, dated as of April 9, 1998, by and among KeyCorp Shareholder Services, Inc., the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated herein by reference to Amendment No. 6 to the Schedule 13D filed on March 25, 1999, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.11	Amendment to Stockholders’ Agreement, dated as of December 26, 1998, by and among KeyCorp Shareholder Services, Inc., the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated herein by reference to Amendment No. 6 to the Schedule 13D filed on March 25, 1999, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.12	Amendment to Stockholders’ Agreement, dated as of November 30, 1999, by and among First Chicago Trust Company of New York, the Company and the Participating Stockholders (as defined therein) is incorporated herein by reference to Amendment No. 7 to the Schedule 13D filed on March 30, 2000, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.13	Amendment to Stockholders’ Agreement, dated as of November 30, 1999, by and among First Chicago Trust Company of New York, the Company and the Participating Stockholders (as defined therein) is incorporated herein by reference to Amendment No. 7 to the Schedule 13D filed on March 30, 2000, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.14	Amendment to Stockholders’ Agreement, dated as of March 30, 2000, by and among First Chicago Trust Company of New York, the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated herein by reference to Amendment No. 7 to the Schedule 13D filed on March 30, 2000, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.15	Amendment to Stockholders’ Agreement, dated as of October 31, 2000, by and among First Chicago Trust Company of New York, the Company and the Participating Stockholders (as defined therein) is incorporated herein by reference to Amendment No. 8 to the Schedule 13D filed on February 14, 2001, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.16	Amendment to Stockholders’ Agreement, dated as of October 31, 2000, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated herein by reference to Amendment No. 8 to the Schedule 13D filed on February 14, 2001, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.17	Amendment to Stockholders’ Agreement, dated as of February 14, 2001, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated herein by reference to Amendment No. 8 to the Schedule 13D filed on February 14, 2001, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.18	Amendment to Stockholders’ Agreement, dated as of December 26, 2001, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated herein by reference to Amendment No. 9 to the Schedule 13D filed on February 14, 2002, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.19	Amendment to Stockholders’ Agreement, dated as of February 11, 2002, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated herein by reference to Amendment No. 9 to the Schedule 13D filed on February 14, 2002, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.20	Indenture, dated as of May 9, 2002, by and among NMHG Holding Co., the Subsidiary Guarantors named therein and U.S. Bank National Association, as Trustee (including the form of 10% senior note due 2009) is incorporated herein by reference to Exhibit 4.2 to the NMHG Holding Co.’s Registration Statement on Form S-4 filed on May 28, 2002, Commission File Number 333-89248.

4.21	Amendment to Stockholders’ Agreement, dated as of October 24, 2002, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated herein by reference to Amendment No. 10 to the Schedule 13D filed on February 14, 2003, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.22	Amendment to Stockholders’ Agreement, dated as of December 30, 2002, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated herein by reference to Amendment No. 10 to the Schedule 13D filed on February 14, 2003, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.23	Amendment to Stockholders’ Agreement, dated as of December 28, 2004, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated herein by reference to Exhibit 4.23 of the Registration Statement on Form S-4, filed by the Company on January 12, 2005, Commission File Number 333-121996.

4.24	Amendment to Stockholders’ Agreement, dated as of February 7, 2005, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated herein by reference to Exhibit 4.24 of the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-4, filed by the Company on February 7, 2005, Commission File Number 333-121996.

4.25	Amendment to Stockholders’ Agreement, dated as of March 24, 2006, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated herein by reference to Amendment No. 15 to the Schedule 13D filed on February 14, 2008, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.26	Amendment to Stockholders’ Agreement, dated as of September 19, 2007, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated herein by reference to Amendment No. 15 to the Schedule 13D filed on February 14, 2008, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.27	Amendment to Stockholders’ Agreement, dated as of November 13, 2008, by and among National City Bank, the Company, the Participating Stockholders and the New Participating Stockholders is incorporated herein by reference to Amendment No. 16 to the Schedule 13D filed on February 13, 2009, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.28	Amendment to Stockholders’ Agreement, dated as of November 26, 2008, by and among National City Bank, the Company, the Participating Stockholders and the New Participating Stockholders is incorporated herein by reference to Amendment No. 16 to the Schedule 13D filed on February 13, 2009, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.29	Amendment to Stockholders’ Agreement, dated as of November 27, 2009, by and among National City Bank, the Company, the Participating Stockholders and the New Participating Stockholders is incorporated herein by reference to Amendment No. 17 to the Schedule 13D filed on February 16, 2010, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001
(10) Material Contracts.
10.1*	The NACCO Industries, Inc. 1975 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

10.2*	Form of Incentive Stock Option Agreement for incentive stock options granted after 1986 under The NACCO Industries, Inc. 1975 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(iii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

10.3*	Form of Non-Qualified Stock Option Agreement under The NACCO Industries, Inc., 1975 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(iv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

10.4*	The NACCO Industries, Inc. 1981 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

10.5*	Form of Non-Qualified Stock Option Agreement under The NACCO Industries, Inc. 1981 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(vi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

10.6*	Form of Incentive Stock Option Agreement for incentive stock options granted after 1986 under The NACCO Industries, Inc. 1981 Stock Option Plan (as amended and restated as of July 17, 1986) is incorporated herein by reference to Exhibit 10(viii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 1-9172.

10.7*	Form of award agreement for the NACCO Industries, Inc. Supplemental Executive Long-Term Incentive Bonus Plan is incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed by the Company on May 15, 2006, Commission File Number 1-9172.

10.8*	Form of award agreement for the NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan, effective December 12, 2006, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2006, Commission File Number 1-9172.

10.9*	NACCO Industries, Inc. 2007 Annual Incentive Compensation Plan, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on March 23, 2007, Commission File Number 1-9172.

10.10*	NACCO Industries, Inc. Supplemental Annual Incentive Compensation Plan (As Amended and Restated Effective as of January 1, 2008) is incorporated herein by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Commission File Number 1-9172. (Terminated effective as of December 31, 2009.)

10.11*	NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan (As Amended and Restated Effective as of January 1, 2008) is incorporated herein by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Commission File Number 1-9172.

10.12*	NACCO Industries, Inc. Supplemental Executive Long-Term Incentive Bonus Plan (Effective as of January 1, 2008) is incorporated herein by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Commission File Number 1-9172.

10.13*	NACCO Industries, Inc. Non-Employee Directors’ Equity Compensation Plan (Effective as of January 1, 2008) is incorporated herein by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Commission File Number 1-9172.

10.14*	The Retirement Plan For Alfred M. Rankin, Jr. (As Amended and Restated as of December 1, 2007) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.15*	The NACCO Industries, Inc. Unfunded Benefit Plan (As Amended and Restated as of December 1, 2007) is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.16*	The NACCO Industries, Inc. Excess Retirement Plan (Effective January 1, 2008) is incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.17*	NACCO Industries, Inc. 2008 Annual Incentive Compensation Plan, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on March 31, 2008, Commission File Number 1-9172.

10.18*	Amendment No. 1 to the Retirement Benefit Plan for Alfred M. Rankin, Jr. (As Amended and Restated as of December 1, 2007) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K., filed by the Company on November 13, 2008, Commission File Number 1-9172.

10.19*	Amendment No. 1 to the NACCO Industries, Inc. Unfunded Benefit Plan (As Amended and Restated Effective as of December 1, 2007) is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on November 13, 2008, Commission File Number 1-9172.

10.20*	Amendment No. 1 to the NACCO Industries, Inc. Supplemental Executive Long-Term Incentive Bonus Plan (As Amended and Restated Effective as of January 1, 2008) is incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Commission File Number 1-9172.

10.21*	The NACCO Industries, Inc. Unfunded Benefit Plan for Terminated NMHG Employees is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on May 5, 2009, Commission File Number 1-9172.

10.22*	Consulting Agreement between NACCO Industries, Inc. and Michael J. Morecroft, dated February 10, 2009 (effective as of June 30, 2008) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on February 12, 2009, Commission File Number 1-9172.

10.23*	NACCO Industries, Inc. 2009 Annual Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on June 22, 2009, Commission File Number 1-9172.

10.24*	Amendment No. 2 to the Retirement Benefit Plan for Alfred M. Rankin, Jr. (As Amended and Restated as of December 1, 2007) is attached hereto as Exhibit 10.24.

10.25*	Amendment No. 1 to the NACCO Industries, Inc. Excess Retirement Plan (Effective January 1, 2008) is attached hereto as Exhibit No 10.25.

10.26*	Amendment No. 2 to the NACCO Industries, Inc. Unfunded Benefit Plan (As Amended and Restated Effective as of December 1, 2007) is attached hereto as Exhibit 10.26.

10.27	Purchase and Sale Agreement, dated October 11, 2000, by and among Phillips Petroleum Company, Phillips Coal Company, The North American Coal Corporation, Oxbow Property Company L.L.C. and Red Hills Property Company L.L.C. is incorporated herein by reference to Exhibit 10(xxxvii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

10.28	Credit Agreement, dated as of October 11, 2000, by and among The North American Coal Corporation, the Initial Lenders named therein, Salomon Smith Barney Inc., as Lead Arranger and Book Manager, Keybank National Association, as Syndication Agent, and Citibank N.A., as Agent, is incorporated herein by reference to Exhibit 10(liv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File Number 1-9172.

10.29	Credit Agreement, dated as of October 27, 2009, by and among The North American Coal Corporation, the Lenders party hereto and U.S. Bank National Association and Regions Bank, as Co-Syndication Agents, and PNC Bank, National

Association, as Administrative Agent is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on November 2, 2009, Commission File Number 1-9172.
10.30*	The North American Coal Corporation Deferred Compensation Plan For Management Employees (As Amended and Restated as of December 1, 2007) is incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.31*	The North American Coal Corporation Excess Retirement Plan (Effective January 1, 2008) is incorporated herein by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.32*	The North American Coal Corporation Supplemental Retirement Benefit Plan (As Amended and Restated as of January 1, 2008) is incorporated herein by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.33*	The North American Coal Corporation Value Appreciation Plan For Years 2000 to 2009 (As Amended and Restated Effective as of December 1, 2007) is incorporated herein by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.34*	The North American Coal Corporation Value Appreciation Plan For Years 2006 to 2015 (As Amended and Restated Effective as of January 1, 2008) is incorporated herein by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.35*	The North American Coal Corporation 2008 Annual Incentive Compensation Plan, is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed by the Company on March 31, 2008, Commission File Number 1-9172.

10.36*	Amendment No. 1 to The North American Coal Corporation Deferred Compensation Plan For Management Employees (As Amended and Restated as of December 1, 2007) is incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed by the Company on November 13, 2008, Commission File Number 1-9172.

10.37*	Amendment No. 1 to the North American Coal Corporation Value Appreciation Plan for Years 2006 to 2015 (Amended and Restated Effective January 1, 2008) is incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Commission File Number 1-9172.

10.38	Purchase and Sale Agreement, dated April 29, 2009, by and among The North American Coal Corporation, Oxbow Property Company L.L.C., Red River Mining Company, Cleco Power LLC, Southwestern Electric Power Company, and Dolet Hills Lignite Company, LLC is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on April 30, 2009, Commission File Number 1-9172.

10.39*	The North American Coal Corporation 2009 Annual Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on June 22, 2009, Commission File Number 1-9172.

10.40*	Amendment No. 2 to The North American Coal Corporation Value Appreciation Plan for Years 2006 to 2015 (Amended and Restated Effective January 1, 2008) is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on November 4, 2009, Commission File Number 1-9172.

10.41*	Amendment No. 1 to The North America Coal Corporation Supplemental Retirement Benefit Plan (As Amended and Restated as of January 1, 2008) is attached hereto as Exhibit 10.41.

10.42*	Amendment No. 2 to the North American Coal Corporation Deferred Compensation Plan for Management Employees (As Amended and Restated as of December 1, 2007) is attached hereto as Exhibit 10.42.

10.43	Agreement and Plan of Merger, dated as of April 7, 1989, among NACCO Industries, Inc., Yale Materials Handling Corporation, Acquisition I, Esco Corporation, Hyster Company and Newesco, is incorporated herein by reference to Exhibit 2.1 to Hyster-Yale Materials Handling, Inc.’s Registration Statement on Form S-1 filed May 17, 1989, Commission File Number 33-28812.

10.44	Agreement and Plan of Merger, dated as of April 7, 1989, among NACCO Industries, Inc., Yale Materials Handling Corporation, Acquisition II, Hyster Company and Newesco, is incorporated herein by reference to Exhibit 2.2 to Hyster-Yale Materials Handling, Inc.’s Registration Statement on Form S-1 filed May 17, 1989, Commission File Number 33-28812.

10.45	Credit Agreement, dated as of May 9, 2002, among NMHG Holding Co., NACCO Materials Handling Group, Inc., NMHG Distribution Co., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time a party thereto as Issuing Bank, Citicorp North America, Inc., as administrative agent for the Lenders and the Issuing Bank thereunder and Credit Suisse First Boston as joint arrangers and joint bookrunners and CSFB as syndication agent is incorporated herein by reference to Exhibit 10.1 to the NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.46	Operating Agreement, dated July 31, 1979, among Eaton Corporation and Sumitomo Heavy Industries, Ltd. is incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.47	Amendment, dated as of January 1, 1994, to the Third Amendment and Restated Operating Agreement dated as of November 7, 1991, between NACCO Materials Handling Group and AT&T Commercial Finance Corporation is incorporated herein by reference to Exhibit 10(c) to the Hyster-Yale Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, Commission File Number 33-28812.

10.48	Equity joint venture contract, dated November 27, 1997, between Shanghai Perfect Jinqiao United Development Company Ltd., People’s Republic of China, NACCO Materials Handling Group, Inc., USA, and Sumitomo-Yale Company Ltd., Japan is incorporated herein by reference to Exhibit 10.3 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.49	Recourse and Indemnity Agreement, dated October 21, 1998, between General Electric Capital Corp., NMHG Financial Services, Inc. and NACCO Materials Handling Group, Inc. is incorporated herein by reference to Exhibit 10.4 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.50	Restated and Amended Joint Venture and Shareholders Agreement, dated April 15, 1998, between General Electric Capital Corp. and NACCO Materials Handling Group, Inc. is incorporated herein by reference to Exhibit 10.5 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.51	Amendment No. 1 to the Restated and Amended Joint Venture and Shareholders Agreement between General Electric Capital Corporation and NACCO Materials Handling Group, Inc., dated as of October 21, 1998 is incorporated herein by reference to Exhibit 10.6 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.52	International Operating Agreement, dated April 15, 1998, between NACCO Materials Handling Group, Inc. and General Electric Capital Corp. (the “International Operating Agreement”) is incorporated herein by reference to Exhibit 10.7 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.53	Amendment No. 1 to the International Operating Agreement, dated as of October 21, 1998 is incorporated herein by reference to Exhibit 10.8 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.54	Amendment No. 2 to the International Operating Agreement, dated as of December 1, 1999, is incorporated herein by reference to Exhibit 10.9 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.55	Amendment No. 3 to the International Operating Agreement, dated as of May 1, 2000, is incorporated herein by reference to Exhibit 10.10 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.56	Letter agreement, dated November 22, 2000, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated herein by reference to Exhibit 10.11 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.57	A$ Facility Agreement, dated November 22, 2000, between GE Capital Australia and National Fleet Network Pty Limited is incorporated herein by reference to Exhibit 10.12 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.58	Loan Agreement, dated as of June 28, 1996, between NACCO Materials Handling Group, Inc. and NACCO Industries, Inc. is incorporated herein by reference to Exhibit 10.13 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.59	First Amendment, dated as of June 28, 2002, to the Credit Agreement dated as of May 9, 2002, among NMHG Holding Co., NACCO Materials Handling Group, Inc. NMHG Distribution Co., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time a party thereto as Issuing Bank, Citicorp North America, Inc., as administrative agent for the Lenders and the Issuing Bank thereunder and Credit Suisse First Boston as joint arrangers and joint bookrunners and CSFB as syndication agent is incorporated herein by reference to Exhibit 10(xci) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.60	Amendment No. 2, dated as of January 1, 2004, to the Restated and Amended Joint Venture and Shareholders Agreement between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. is incorporated herein by reference to Exhibit 10.35 to NMHG Holding Co.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, Commission File Number 333-89248.

10.61	Letter Agreement, dated March 12, 2004, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated herein by reference to Exhibit 10.36 to NMHG Holding Co.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, Commission File Number 333-89248.

10.62	Letter Agreement, dated December 15, 2004, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated herein by reference to Exhibit 10.1 to NMHG Holding Co.’s Current Report on Form 8-K, filed on February 18, 2005, Commission File Number 333-89248.

10.63	Letter Agreement, dated February 14, 2005, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated herein by reference to Exhibit 10.2 to NMHG Holding Co.’s Current Report on Form 8-K, filed on February 18, 2005, Commission File Number 333-89248.

10.64	Fourth Amendment, dated as of June 30, 2004, to the Credit Agreement dated as of May 9, 2002, among NMHG Holding Co., NACCO Materials Handling Group, Inc., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time a party thereto as Issuing Bank, Citicorp North America, Inc., as administrative agent for the Lenders and the Issuing Bank thereunder and Credit Suisse First Boston as joint arrangers and joint bookrunners and CSFB as syndication agent is incorporated herein by reference to Exhibit 10.37 to NMHG Holding Co.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File Number 333-89248.

10.65	Letter Agreement, dated March 28, 2005, between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on April 1, 2005, Commission File Number 1-9172.

10.66	Letter Agreement, dated May 31, 2005, between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on June 6, 2005, Commission File Number 1-9172.

10.67	Amendment No. 5, dated September 29, 2005, to the International Operating Agreement between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated herein by reference to Exhibit 10.1 to NMHG Holding Co.’s Current Report on Form 8-K, filed on October 4, 2005, Commission File Number 333-89248.

10.68	Amended and Restated Credit Agreement, dated as of December 19, 2005, among NMHG Holding Co., NACCO Materials Handling Group, Inc., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time a party thereto as Issuing Bank, Citicorp North America, Inc., in its capacity as administrative agent for the Lenders and the Issuing Bank thereunder and Citigroup Global Markets Inc. as sole lead arranger and sole bookrunner is incorporated herein by reference to Exhibit 10.1 to NMHG Holding Co.’s Current Report on Form 8-K, filed on December 21, 2005, Commission File Number 333-89248.

10.69	Term Loan Agreement, dated March 22, 2006, by and among NACCO Materials Handling Group, Inc., as borrower, the financial institutions party thereto, Citicorp North America, Inc., as Administrative Agent, and Citigroup Global Markets Inc., as Sole Lead Arranger, Sole Bookrunner and Syndication Agent, is incorporated herein by reference to Exhibit 10.1 to NMHG Holding Co.’s Current Report on Form 8-K, filed on March 28, 2006, Commission File Number 333-89248.

10.70	First Amendment to the Amended and Restated Credit Agreement, dated as of March 22, 2006, by and among NMHG Holding Co., NACCO Materials Handling Group, Inc., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time a party thereto as Issuing Bank, Citicorp North America, Inc., in its capacity as administrative agent for the Lenders and the Issuing Bank thereunder, and Citigroup Global Markets Inc. as sole lead arranger and sole bookrunner is incorporated herein by reference to Exhibit 10.1 to NMHG Holding Co.’s Current Report on Form 8-K, filed on April 3, 2006, Commission File Number 333-89248.

10.71	Second Amendment to the Amended and Restated Credit Agreement, dated as of December 19, 2005, by and among NMHG Holding Co., certain of its subsidiaries, the Lenders, as defined in the Credit Agreement, and Citicorp North America, Inc., as administrative agent for the Lenders, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on July 27, 2006, Commission File Number 1-9172.

10.72	Third Amendment to the Amended and Restated Credit Agreement, dated as of December 19, 2005, by and among NMHG Holding Co., NACCO Materials Handling Group, Inc., NACCO Materials Handling Limited, NACCO Materials Handling B.V., the financial institutions from time to time a party thereto as Lenders, the financial institutions from time to time a party thereto as Issuing Bank, Citicorp North America, Inc., in its capacity as administrative agent for the Lenders and the Issuing Bank thereunder, and Citigroup Global Markets Inc. as sole lead arranger and sole bookrunner is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 19, 2006, Commission File Number 1-9172.

10.73	Agreement for Services between NMHG Oregon, LLC and Reginald R. Eklund, Effective July 1, 2006 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on September 6, 2006, Commission File Number 1-9172.

10.74*	The NACCO Materials Handling Group, Inc. Excess Retirement Plan (Effective January 1, 2008), is incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.75*	The NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan For the Period From January 1, 2000 Through December 31, 2007 (As Amended and Restated as of December 1, 2007), is incorporated herein by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.76*	Amendment No. 1 to The NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan For the Period From January 1, 2000 Through December 31, 2007 (As Amended and Restated as of December 1, 2007), is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on April 30, 2008, Commission File Number 1-9172.

10.77*	The NACCO Materials Handling Group, Inc. 2008 Annual Incentive Compensation Plan, is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed by the Company on March 31, 2008, Commission File Number 1-9172.

10.78*	The NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (Effective January 1, 2008), is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on May 16, 2008, Commission File Number 1-9172.

10.79	Amendment No. 3, effective as of July 1, 2008, to the Restated and Amended Joint Venture and Shareholders Agreement, dated as of April 15, 1998, by and between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on August 1, 2008, Commission File Number 1-9172.

10.80	Amendment No. 7, effective as of July 1, 2008, to the International Operating Agreement, dated as of April 15, 1998, by and between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on August 1, 2008, Commission File Number 1-9172.

10.81	Amendment No. 2, effective as of July 1, 2008, to the Recourse and Indemnity Agreement, dated as of October 21, 1998, by and among NACCO Materials Handling Group, Inc., NMHG Financial Services, Inc. and General Electric Capital Corporation, is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed by the Company on August 1, 2008, Commission File Number 1-9172.

10.82	Letter Agreement executed October 15, 2008 by and between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on October 20, 2008, Commission File Number 1-9172.

10.83*	NACCO Materials Handling Group, Inc. Excess Pension Plan for UK Transferees (As Amended and Restated Effective November 11, 2008) is incorporated herein by reference to Exhibit 10.81 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Commission File Number 1-9172.

10.84*	Amendment No. 1 to the NACCO Materials Handling Group, Inc. Excess Retirement Plan (Effective January 1, 2008) is incorporated herein by reference to Exhibit 10.82 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Commission File Number 1-9172.

10.85*	The NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (As Amended and Restated April 24, 2009) is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on May 5, 2009, Commission File Number 1-9172.

10.86*	Amendment No. 1 to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (As Amended and Restated Effective April 24, 2009) is attached hereto as Exhibit 10.86.

10.87*	Amendment No. 1 to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (Effective January 1, 2008) is attached hereto as Exhibit 10.87.

10.88*	Amendment No. 2 to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan for the Period from January 1, 2000 through December 31, 2007 (As Amended and Restated as of December 1, 2007) is attached hereto as Exhibit 10.88.

10.89*	The Kitchen Collection, Inc. Deferred Compensation Plan for Management Employees (As Amended and Restated Effective December 1, 2007), is incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.90*	The Kitchen Collection, Inc. Excess Retirement Plan (Effective January 1, 2008), is incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.91*	The Kitchen Collection, Inc. Long-Term Incentive Compensation Plan For the Period From January 1, 2003 Through December 31, 2007 (As Amended and Restated Effective as of December 1, 2007), is incorporated herein by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.92*	Amendment No. 1 to The Kitchen Collection, Inc. Long-Term Incentive Compensation Plan For the Period From January 1, 2003 Through December 31, 2007 (As Amended and Restated Effective as of December 1, 2007), is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on April 30, 2008, Commission File Number 1-9172.

10.93*	The Kitchen Collection, Inc. 2008 Annual Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on April 30, 2008, Commission File Number 1-9172.

10.94*	The Kitchen Collection, Inc. Long-Term Incentive Compensation Plan (Effective January 1, 2008), is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on April 30, 2008, Commission File Number 1-9172.

10.95	Guaranty Agreement, dated as of December 17, 2002, executed by Hamilton Beach/Proctor-Silex, Inc. in favor of Wachovia National Association, as Administrative Agent, and ABN Amro Bank N.V., Canadian Branch, as Canadian Agent, and the Lenders, for the benefit of Proctor-Silex Canada, Inc. is incorporated herein by reference to Exhibit 10(xcvii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.96	Pledge Agreement, dated as of December 17, 2002, by and among HB-PS Holding Company, Inc. and Wachovia National Association, as Administrative Agent (100% of stock of Hamilton Beach/Proctor-Silex, Inc.) is incorporated herein by reference to Exhibit 10(xcviii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.97	Pledge Agreement, dated as of December 17, 2002, by and among Hamilton Beach/Proctor-Silex, Inc. and Wachovia National Association, as Administrative Agent (65% of stock of each of Proctor-Silex Canada, Inc., Grupo HB/PS, S.A. de C.V., Hamilton Beach/Proctor-Silex de Mexico, S.A. de C.V., and Proctor-Silex, S.A. de C.V. and 100% of Altoona Services, Inc.) is incorporated herein by reference to Exhibit 10(xcix) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.98	Agreement of Merger, dated as of January 20, 1988, among NACCO Industries, Inc., Housewares Holding Company, WE-PS Merger, Inc. and WearEver-ProctorSilex, Inc., is incorporated herein by reference to pages 8 through 97 of Exhibit 2 to the Company’s Current Report on Form 8-K, dated February 1, 1988, Commission File Number 1-9172.

10.99	Shareholders Agreement, dated January 20, 1988, among NACCO Industries, Inc. and the shareholders named therein is incorporated herein by reference to pages 98 through 108 of Exhibit 2 to the Company’s Current Report on Form 8-K, dated February 1, 1988, Commission File Number 1-9172.

10.100	Credit Agreement, dated as of December 17, 2002, among Hamilton Beach/Proctor-Silex, Inc. and Proctor-Silex Canada, Inc., as Borrowers, each of the Financial Institutions initially a signatory, as Lenders, Wachovia National Association, as Administrative Agent, ABN Amro Bank N.V., Canadian Branch, as Canadian Agent, Key Bank, National Association, as Syndication Agent, Fleet Capital Corporation, as Documentation Agent, LaSalle Business Credit, Inc., as Documentation Agent, and National City Commercial Finance, Inc., as Documentation Agent is incorporated herein by reference to Exhibit 10(xciv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.101	Security Agreement, dated as of December 17, 2002, between Hamilton Beach/Proctor-Silex, Inc. and Wachovia National Association, as Administrative Agent is incorporated herein by reference to Exhibit 10 (xcv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.102	Security Agreement, dated as of December 17, 2002, between Proctor-Silex Canada, Inc., Wachovia National Association, as Administrative Agent, and ABN Amro Bank N.V., Canadian Branch, as Canadian Agent is incorporated herein by reference to Exhibit 10(xcvi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.103	First Amendment, dated as of June 29, 2004, to the Credit Agreement, dated as of December 17, 2002, among Hamilton Beach/Proctor-Silex, Inc. and Proctor-Silex Canada, Inc., as Borrowers, each of the Financial Institutions initially a signatory, as Lenders, Wachovia National Association, as Administrative Agent, ABN Amro Bank N.V., Canadian Branch, as Canadian Agent, Key Bank, National Association, as Syndication Agent, Fleet Capital Corporation, as Documentation Agent, LaSalle Business Credit, Inc., as Documentation Agent, and National City Business Credit, Inc., as Documentation Agent is incorporated herein by reference to Exhibit 10(cxxxvi) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File Number 1-9172.

10.104	Second Amendment to Credit Agreement, dated as of June 23, 2005, among Hamilton Beach/Proctor-Silex, Inc., the Lenders named therein and Wachovia Bank, as Agent, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on June 24, 2005, Commission File Number 1-9172.

10.105	Third Amendment to Credit Agreement, dated as of May 17, 2006, among Hamilton Beach/Proctor-Silex, Inc., the Lenders named therein and Wachovia Bank, as Agent, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on June 26, 2006, Commission File Number 1-9172.

10.106	Fourth Amendment to Credit Agreement, dated as of May 31, 2007, among Hamilton Beach/Proctor-Silex, Inc., the Lenders named therein and UBS AG, Stamford Branch as Administrative Agent, KeyBank National Association as Documentation Agent and Wachovia Bank, National Association as Syndication Agent, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on June 4, 2007, Commission File Number 1-9172.

10.107	Term Loan Credit Agreement, dated as of May 31, 2007, among Hamilton Beach/Proctor-Silex, Inc., the Lenders named therein and UBS AG, Stamford Branch as Administrative Agent, KeyBank National Association as Documentation Agent and Wachovia Bank, National Association as Syndication Agent, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on June 4, 2007, Commission File Number 1-9172.

10.108	First Amendment to Term Loan Credit Agreement, dated as of July 6, 2007, among Hamilton Beach/Proctor-Silex, Inc., the Lenders named therein and UBS AG, Stamford Branch as Administrative Agent, is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on August 6, 2007, Commission File Number 1-9172.

10.109*	The Hamilton Beach Brands, Inc. Unfunded Benefit Plan (As Amended and Restated Effective as of December 1, 2007), is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.110*	The Hamilton Beach Brands, Inc. Excess Retirement Plan (Effective January 1, 2008), is incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.111*	The Hamilton Beach Brands, Inc. Long-Term Incentive Compensation Plan For the Period From January 1, 2003 Through December 31, 2007 (As Amended and Restated as of December 1, 2007), is incorporated herein by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.112*	Amendment No. 1 to The Hamilton Beach Brands, Inc. Long-Term Incentive Compensation Plan For the Period From January 1, 2003 Through December 31, 2007 (As Amended and Restated Effective as of December 1, 2007), is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on April 30, 2008, Commission File Number 1-9172.

10.113*	The Hamilton Beach Brands, Inc. 2008 Annual Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on March 31, 2008, Commission File Number 1-9172.

10.114*	The Hamilton Beach Brands, Inc. Long-Term Incentive Compensation Plan (Effective January 1, 2008) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on May 16, 2008, Commission File Number 1-9172.

10.115*	Amendment No. 1 to the Hamilton Beach Brands, Inc. Unfunded Benefit Plan (As Amended and Restated Effective as of December 1, 2007), is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed by the Company on November 13, 2008, Commission File Number 1-9172.

10.116*	Consulting Agreement between Hamilton Beach Brands, Inc. and Michael J. Morecroft, dated November 10, 2009 (effective January 1, 2010) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on November 13, 2009, Commission File Number 1-9172.

10.117*	Amendment No. 2 to the Hamilton Beach Brands, Inc. Long-Term Incentive Compensation Plan for the Period from January 1, 2003 through December 31, 2007 (As Amended and Restated Effective as of December 1, 2007) is attached hereto as Exhibit 10.117.

10.118*	Amendment No. 2 to the Hamilton Beach Brands, Inc. Unfunded Benefit Plan (As Amended and Restated Effective as of December 1, 2007) is attached hereto as Exhibit 10.118.

10.119*	Amendment No. 1 to the Hamilton Beach Brands, Inc. Long-Term Incentive Compensation Plan (Effective January 1, 2008) is attached hereto as Exhibit 10.119.

(21)	Subsidiaries. A list of the subsidiaries of the Company is attached hereto as Exhibit 21.

(23)	Consents of experts and counsel.

23.1	The consent of Ernst & Young LLP, independent registered public accounting firm, is attached hereto as Exhibit 23.1.

(24)	Powers of Attorney.

24.1	A copy of a power of attorney for Owsley Brown II is attached hereto as Exhibit 24.1.

24.2	A copy of a power of attorney for Dennis W. LaBarre is attached hereto as Exhibit 24.2.

24.3	A copy of a power of attorney for Richard de J. Osborne is attached hereto as Exhibit 24.3.

24.4	A copy of a power of attorney for Ian M. Ross is attached hereto as Exhibit 24.4.

24.5	A copy of a power of attorney for Michael E. Shannon is attached hereto as Exhibit 24.5.

24.6	A copy of a power of attorney for Britton T. Taplin is attached hereto as Exhibit 24.6.

24.7	A copy of a power of attorney for David F. Taplin is attached hereto as Exhibit 24.7.

24.8	A copy of a power of attorney for John F. Turben is attached hereto as Exhibit 24.8.

24.9	A copy of a power of attorney for Eugene Wong is attached hereto as Exhibit 24.9.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31(i)(1).

31(i)(2)	Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31(i)(2).

(32)	Certification of Alfred M. Rankin, Jr. and Kenneth C. Schilling pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.

(99)	Other exhibits not required to otherwise be filed. Audited Combined Financial Statements for the Unconsolidated Mines of The North American Coal Corporation, dated December 31, 2009, 2008 and 2007 with Report of Independent Registered Public Accounting Firm is attached hereto as Exhibit 99.

*	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.