Form 10-Q
period 2010-03-31
NACCO INDUSTRIES INC
filed 2010-05-05
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
     (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☑
Number of shares of Class A Common Stock outstanding at April 30, 2010: 6,732,139
Number of shares of Class B Common Stock outstanding at April 30, 2010: 1,598,546

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31	DECEMBER 31
	2010	2009
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$233.3	$256.2
Accounts receivable, net	317.3	315.0
Inventories, net	330.1	336.7
Deferred income taxes	21.3	23.4
Prepaid expenses and other	66.3	35.0
Current assets of discontinued operations	—	1.3

Total Current Assets	968.3	967.6

Property, Plant and Equipment, Net	288.3	323.9
Coal Supply Agreement and Other Intangibles, Net	62.8	63.5
Long-term Deferred Income Taxes	13.3	11.8
Other Non-current Assets	117.4	121.9

Total Assets	$1,450.1	$1,488.7

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$268.7	$271.7
Revolving credit agreements — not guaranteed by the parent company	19.4	9.5
Current maturities of long-term debt — not guaranteed by the parent company	24.5	22.4
Accrued payroll	35.7	44.3
Accrued warranty	25.4	27.9
Deferred revenue	11.9	12.5
Other current liabilities	87.4	89.1
Current liabilities of discontinued operations	—	1.9

Total Current Liabilities	473.0	479.3

Long-term Debt — not guaranteed by the parent company	372.4	377.6
Pension and other Postretirement Obligations	88.7	98.5
Other Long-term Liabilities	127.5	136.2

Total Liabilities	1,061.6	1,091.6

Stockholders’ Equity
Common stock:
Class A, par value $1 per share, 6,732,082 shares outstanding (2009 - 6,694,380 shares outstanding)	6.7	6.7
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,598,603 shares outstanding (2009 - 1,599,356 shares outstanding)	1.6	1.6
Capital in excess of par value	16.7	16.1
Retained earnings	420.7	413.3
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	21.6	34.8
Deferred gain (loss) on cash flow hedging	(1.2)	3.5
Pension and postretirement plan adjustment	(78.0)	(79.4)

Total Stockholders’ Equity	388.1	396.6

Noncontrolling Interest	0.4	0.5

Total Equity	388.5	397.1

Total Liabilities and Equity	$1,450.1	$1,488.7

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31
	2010	2009
	(In millions, except per share data)
Revenues	$557.6	$554.7
Cost of sales	451.9	468.8

Gross Profit	105.7	85.9
Earnings of unconsolidated mines	10.5	10.5
Operating Expenses
Selling, general and administrative expenses	94.0	98.0
Restructuring charges (reversals)	(1.9)	0.7
Gain on sale of assets	(0.1)	(1.7)

	92.0	97.0

Operating Profit (Loss)	24.2	(0.6)
Other income (expense)
Interest expense	(6.8)	(8.2)
Unsuccessful merger costs	(2.4)	(0.6)
Other	—	0.9

	(9.2)	(7.9)

Income (Loss) Before Income Taxes	15.0	(8.5)
Income tax provision	3.4	0.6

Net Income (Loss)	11.6	(9.1)
Net loss attributable to noncontrolling interest	0.1	—

Net Income (Loss) Attributable to Stockholders	$11.7	$(9.1)

Comprehensive Loss	$(4.8)	$(11.9)

Basic Earnings (Loss) per Share	$1.41	$(1.10)

Diluted Earnings (Loss) per Share	$1.40	$(1.10)

Dividends per Share	$0.5175	$0.5150

Basic Weighted Average Shares Outstanding	8.321	8.287

Diluted Weighted Average Shares Outstanding	8.331	8.287

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31
	2010	2009
	(In millions)
Operating Activities
Net income (loss)	$11.6	$(9.1)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation, depletion and amortization	12.9	13.1
Amortization of deferred financing fees	0.5	0.5
Deferred income taxes	2.8	4.0
Restructuring charges (reversals)	(1.9)	0.7
Gain on sale of assets	(0.1)	(1.7)
Other non-current liabilities	(16.5)	(5.0)
Other	(1.9)	(3.8)
Working capital changes, excluding the effect of business dispositions:
Accounts receivable	(6.4)	121.4
Inventories	1.6	21.7
Other current assets	(7.5)	(15.9)
Accounts payable	3.7	(107.3)
Other liabilities	(14.4)	(39.9)

Net cash used for operating activities — continuing operations	(15.6)	(21.3)
Net cash provided by operating activities — discontinued operations	0.1	0.3

Net cash used for operating activities	(15.5)	(21.0)

Investing Activities
Expenditures for property, plant and equipment	(4.7)	(9.0)
Proceeds from the sale of assets	0.5	4.9
Other	(0.9)	(0.8)

Net cash used for investing activities	(5.1)	(4.9)

Financing Activities
Additions to long-term debt	2.7	5.6
Reductions of long-term debt	(6.2)	(18.2)
Net additions to revolving credit agreements	10.0	60.3
Cash dividends paid	(4.3)	(4.3)
Other	—	(0.2)

Net cash provided by financing activities — continuing operations	2.2	43.2
Net cash used for financing activities — discontinued operations	—	(0.1)

Net cash provided by financing activities	2.2	43.1

Effect of exchange rate changes on cash	(4.5)	0.2

Cash and Cash Equivalents
Increase (decrease) for the period	(22.9)	17.4
Balance at the beginning of the period	256.2	138.3

Balance at the end of the period	$233.3	$155.7

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	THREE MONTHS ENDED
	MARCH 31
	2010	2009
	(In millions, except per share data)
Stockholders’ Equity:
Class A Common Stock	$6.7	$6.7

Class B Common Stock	1.6	1.6

Capital in Excess of Par Value
Beginning balance	16.1	14.4
Stock-based compensation	0.4	0.1
Shares issued under stock compensation plans	0.2	0.1

	16.7	14.6

Retained Earnings
Beginning balance	413.3	399.3
Net income (loss) attributable to stockholders	11.7	(9.1)
Cash dividends on Class A and Class B common stock:
2010 $0.5175 per share	(4.3)	—
2009 $0.5150 per share	—	(4.3)

	420.7	385.9

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(41.1)	(65.3)
Foreign currency translation adjustment	(13.2)	(10.3)
Reclassification of hedging activity into earnings	(2.4)	1.1
Current period cash flow hedging activity	(2.3)	5.3
Reclassification of pension and postretirement activities into earnings	1.4	1.1

	(57.6)	(68.1)

Total Stockholders’ Equity	388.1	340.7

Noncontrolling Interest
Beginning balance	0.5	0.2
Net loss	(0.1)	—

Total Noncontrolling Interest	0.4	0.2

Total Equity	$388.5	$340.9

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of NACCO Industries, Inc. (the “parent company” or “NACCO”) and its wholly owned subsidiaries (collectively, “NACCO Industries, Inc. and Subsidiaries” or the “Company”). Intercompany accounts and transactions are eliminated in consolidation. Also included is Shanghai Hyster Forklift Ltd., a 73% owned joint venture of NMHG Holding Co. (“NMHG”) in China. The Company’s subsidiaries operate in the following principal industries: lift trucks, small appliances, specialty retail and mining. The Company manages its subsidiaries primarily by industry.
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
During 2009, NACoal completed the sale of certain assets of the Red River Mining Company (“Red River”). The financial position, results of operations and cash flows of Red River are reflected as discontinued operations in the accompanying unaudited condensed consolidated financial statements.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of March 31, 2010 and the results of its operations, cash flows and changes in equity for the three months ended March 31, 2010 and 2009 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements.
Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2010. Because the HBB and KC businesses are seasonal, a majority of revenues and operating profit typically occurs in the second half of the calendar year when sales of small electric household appliances to retailers and consumers increase significantly for the fall holiday-selling season. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Note 2 — Recently Issued Accounting Standards
Accounting Standards Adopted in 2010:
On January 1, 2010, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) for accounting for transfers of financial assets. The guidance requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. The guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The guidance also requires enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. The adoption of the guidance did not have a material effect on the Company’s financial position, results of operations, cash flows or related disclosures.
On January 1, 2010, the Company adopted authoritative guidance issued by the FASB on the consolidation of variable interest entities. The guidance changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The guidance requires an ongoing assessment of whether an entity is the primary beneficiary of a variable interest entity and eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The guidance also requires additional disclosures regarding a company’s involvement with variable interest entities, any significant changes in risk exposure due to that involvement and how the company’s involvement with a variable interest entity affects the company’s financial statements. The adoption of the guidance did not have a material effect on the Company’s financial position, results of operations, cash flows or related disclosures.

Accounting Standards Not Yet Adopted:
In October 2009, the FASB issued authoritative guidance on multiple-deliverable revenue arrangements, which is effective for the Company on January 1, 2011 for new revenue arrangements or material modifications to existing agreements. The guidance amends the criteria for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. The Company is currently evaluating the effect the adoption of the guidance will have on its financial position, results of operations, cash flows and related disclosures.
Reclassifications: Certain amounts in the prior periods’ unaudited condensed consolidated financial statements have been reclassified to conform to the current period’s presentation.
Note 3 — Restructuring and Related Programs
During 2009, NMHG’s management approved a plan to close its facility in Modena, Italy and consolidate its activities into NMHG’s facility in Masate, Italy. These actions were taken to further reduce NMHG’s manufacturing capacity to more appropriate levels. As a result, NMHG recognized a charge of approximately $5.6 million during 2009. Of this amount, $5.3 million related to severance and $0.3 million related to lease impairment. During the first three months of 2010, $1.9 million of the accrual was reversed as a result of a reduction in the expected amount to be paid to former employees due to the finalization of an agreement with the Italian government. Severance payments of $0.4 million were made during the first three months of 2010. Payments related to this restructuring program are expected to continue through 2012. No further charges related to this plan are expected.
During 2008 and 2009, based on the decline in economic conditions, NMHG’s management reduced its number of employees worldwide. As a result, NMHG recognized a charge of approximately $6.3 million in 2008 and $3.4 million in 2009 related to severance. In addition, $1.1 million of the accrual was reversed during 2009 as a result of a reduction in the expected amount paid to employees. Severance payments of $0.6 million were made during the first three months of 2010. Payments are expected to continue through the remainder of 2010. NMHG continues to evaluate the appropriate size of its workforce worldwide to align with current market demand for lift trucks in response to the decline in economic conditions.
During 2009, NMHG’s management approved a plan for a reduction in the number of employees in Asia-Pacific due to the sale of certain assets of NMHG’s fleet services business and wholly owned Hyster® retail dealerships in Australia. As a result, NMHG recognized a charge of approximately $2.7 million during 2009. Of this amount, $2.1 million related to severance, $0.5 million related to lease termination costs and $0.1 million related to other costs of the restructuring. In addition, $0.8 million of the severance accrual was reversed during 2009 as a result of a reduction in the expected number of employees receiving severance payments. Payments of $0.2 million were made for lease termination costs during the first three months of 2010. Payments related to this restructuring are expected to continue through the remainder of 2010. No further charges related to this plan are expected.

Following is the detail of the cash charges related to the NMHG programs:

	Total charges	Total charges incurred	Reversals in the three
	expected to be	through December 31,	months ended March
	incurred	2009	31, 2010
NMHG Americas
Severance	$3.3	$3.3	$—

	$3.3	$3.3	$—

NMHG Europe
Severance	$7.6	$9.5	$(1.9)
Lease impairment	0.3	0.3	—
Other	—	—	—

	$7.9	$9.8	$(1.9)

NMHG Other
Severance	$2.4	$2.4	$—
Lease impairment	0.5	0.5	—
Other	0.1	0.1	—

	$3.0	$3.0	$—

Total charges	$14.2	$16.1	$(1.9)

Following is the activity related to the liability for the NMHG programs. Amounts for severance expected to be paid within one year are included on the line “Accrued Payroll” and amounts for severance expected to be paid after one year are included on the line “Other Long-term Liabilities” in the Unaudited Condensed Consolidated Balance Sheets. Amounts for lease impairment and other are included in “Other current liabilities” in the Unaudited Condensed Consolidated Balance Sheets.

		Lease
	Severance	Impairment	Other	Total
Balance at January 1, 2010	$7.9	$0.8	$0.1	$8.8
Reversal	(1.9)	—	—	(1.9)
Payments	(1.0)	(0.2)	—	(1.2)
Foreign currency effect	(0.4)	—	—	(0.4)

Balance at March 31, 2010	$4.6	$0.6	$0.1	$5.3

Note 4 — Inventories
Inventories are summarized as follows:

	MARCH 31	DECEMBER 31
	2010	2009
Manufactured inventories:
Finished goods and service parts - NMHG	$113.6	$110.0
Raw materials and work in process - NMHG	116.4	116.1

Total manufactured inventories	230.0	226.1

Sourced inventories:
HBB	62.9	67.0

Retail inventories:
NMHG	12.1	15.9
KC	53.4	57.0

Total retail inventories	65.5	72.9

Total inventories at FIFO	358.4	366.0
Coal — NACoal	5.0	5.0
Mining supplies — NACoal	10.7	11.2

Total inventories at weighted average	15.7	16.2

NMHG LIFO reserve	(44.0)	(45.5)

	$330.1	$336.7

The cost of certain manufactured and retail inventories at NMHG, including service parts, has been determined using the last-in-first-out (“LIFO”) method. At March 31, 2010 and December 31, 2009, 35% of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation. During the first three months of 2010 and 2009, reductions in LIFO inventories at NMHG resulted in liquidations of LIFO inventory layers carried at lower costs compared with current year purchases. The income statement effect of such liquidations on “Cost of sales” during the first three months of 2010 and 2009 was a benefit of $0.8 million and $2.6 million, respectively.
Note 5 — Current and Long-Term Financing
On April 29, 2010, KC entered into a credit agreement for a three-year, $25.0 million secured revolving line of credit (the “KC Facility”), which replaced the prior facility. The KC Facility will automatically increase to $30.0 million within twelve months. The obligations under the KC Facility are secured by substantially all assets of KC. The availability is derived from a borrowing base formula using KC’s eligible inventory and eligible credit card accounts receivable, as defined in the KC Facility. Borrowings bear interest at a floating rate plus a margin based on the excess availability under the agreement, as defined in the KC Facility, which can be either a base rate plus a margin ranging from 1.75% to 2.50% or LIBOR (London Interbank Offered Rate ) plus a margin ranging from 2.75% to 3.50%. The KC Facility allows for the payment of dividends to NACCO, subject to certain restrictions based on availability and meeting a fixed charge coverage ratio, as described in the KC Facility. The KC Facility expires in April 2013 with an option to extend for an additional year, subject to the lender’s consent.

Note 6 — Financial Instruments and Derivative Financial Instruments
Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account subsidiary credit risk. At March 31, 2010, the fair value of revolving credit agreements and long-term debt, excluding capital leases, was $358.3 million compared with the book value of $411.7 million. At December 31, 2009, the fair value of revolving credit agreements and long-term debt, excluding capital leases, was $341.5 million compared with the book value of $403.5 million.
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
The Company uses interest rate swap agreements to partially reduce risks related to floating rate financing agreements that are subject to changes in the market rate of interest. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. The Company’s interest rate swap agreements and its variable rate financings are predominately based upon the three-month and six-month LIBOR. Changes in the fair value of interest rate swap agreements that are effective as hedges are recorded in OCI. Deferred gains or losses are reclassified from OCI to the Unaudited Condensed Consolidated Statements of Operations in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in interest expense. The ineffective portion of derivatives that are classified as hedges is immediately recognized in earnings and included on the line “Other” in the “Other income (expense)” section of the Unaudited Condensed Consolidated Statements of Operations.
Interest rate swap agreements and forward foreign currency exchange contracts held by the Company have been designated as hedges of forecasted cash flows. The Company does not currently hold any nonderivative instruments designated as hedges or any derivatives designated as fair value hedges.
The Company periodically enters into foreign currency exchange contracts that do not meet the criteria for hedge accounting. These derivatives are used to reduce the Company’s exposure to foreign currency risk related to forecasted purchase or sales transactions or forecasted intercompany cash payments or settlements. Gains and losses on these derivatives are included on the line “Cost of sales” or “Other” in the “Other income (expense)” section of the Unaudited Condensed Consolidated Statements of Operations.
Cash flows from hedging activities are reported in the Unaudited Condensed Consolidated Statements of Cash Flows in the same classification as the hedged item, generally as a component of cash flows from operations.
The Company measures its derivatives at fair value on a recurring basis using significant observable inputs, which is Level 2 as defined in the fair value hierarchy. The Company uses a present value technique that incorporates the LIBOR swap curve, foreign currency spot rates and foreign currency forward rates to value its derivatives, including its interest rate swap agreements and foreign currency exchange contracts, and also incorporates the effect of its subsidiary and counterparty credit risk into the valuation. The fair value of derivative assets was $1.0 million and $1.4 million at March 31, 2010 and December 31, 2009, respectively. The fair value of derivative liabilities was $22.9 million and $22.3 million at March 31, 2010 and December 31, 2009, respectively.
Foreign Currency Derivatives: NMHG and HBB held forward foreign currency exchange contracts with total notional amounts of $153.3 million and $16.3 million, respectively, at March 31, 2010, primarily denominated in euros, British pounds, Japanese yen, Canadian dollars, Swedish kroner, Mexican pesos and Australian dollars. NMHG and HBB held forward foreign currency exchange contracts with total notional amounts of $173.0 million and $10.0 million, respectively, at December 31, 2009, primarily denominated in British pounds, euros, Japanese yen, Australian dollars, Canadian dollars, Swedish kroner and Mexican pesos. The fair value of these contracts approximated a net liability of $1.2 million and $0.1 million at March 31, 2010 and December 31, 2009, respectively.
Forward foreign currency exchange contracts that qualify for hedge accounting are used to hedge transactions expected to occur within the next twelve months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at March 31, 2010, $10.3 million of the amount included in OCI at March 31, 2010 is expected to be reclassified as income into the Consolidated Statement of Operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: The following table summarizes the notional amounts, related rates and remaining terms of interest rate swap agreements active at March 31, 2010 and December 31, 2009:

	Notional Amount		Average Fixed Rate
	March 31	December 31	March 31	December 31	Remaining Term at
	2010	2009	2010	2009	March 31, 2010
NMHG	$206.5	$206.5	4.3%	4.3%	Various, extending to May 2012
HBB	$84.0	$84.0	4.7%	4.7%	Various, extending to May 2012
NACoal	$—	$15.0	0.0%	5.7%	No active agreements
In addition to the interest rate swap agreements reflected in the table, at March 31 2010, NMHG holds certain contracts that begin on various dates starting in May 2010 and extend to various dates through February 2013. These contracts increase the notional amount to $367.5 million at March 31, 2010, but the amount outstanding at any one time will not exceed the balance of the NMHG term loan agreement. In addition to the interest rate swap agreements reflected in the table, at March 31, 2010, HBB holds certain contracts that begin on various dates starting in June 2010 and extend to various dates through June 2013. These contracts increase the notional amount to $159.0 million at March 31, 2010, but the amount outstanding at any one time will not exceed the balance of the HBB term loan agreement. The fair value of all interest rate swap agreements was a net liability of $20.7 million and $20.8 million at March 31, 2010 and December 31, 2009, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at March 31, 2010, $7.2 million of the amount included in OCI is expected to be reclassified as expense into the Consolidated Statement of Operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements.
NMHG: NMHG has interest rate swap agreements that hedge interest payments on the NMHG term loan agreement. The interest rate swap agreements held by NMHG on March 31, 2010 are expected to continue to be effective as hedges.
HBB: HBB has interest rate swap agreements that hedge interest payments on the HBB term loan agreement. The interest rate swap agreements held by HBB on March 31, 2010 are expected to continue to be effective as hedges.

The following table summarizes the fair value of derivative instruments reflected on a gross basis at March 31, 2010 and December 31, 2009 as recorded in the Unaudited Condensed Consolidated Balance Sheets:

	Asset Derivatives			Liability Derivatives
		March 31	December 31		March 31	December 31
		2010	2009		2010	2009
	Balance sheet			Balance sheet
	location	Fair value	Fair value	location	Fair value	Fair value
Derivatives designated as hedging instruments
Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$5.0	$4.8
Long-term	Other long-term liabilities	—	—	Other long-term liabilities	15.7	15.8
Foreign currency exchange contracts
Current	Prepaid expenses and other	1.3	1.9	Prepaid expenses and other	0.3	0.2
	Other current liabilities	1.1	0.6	Other current liabilities	3.5	2.2

Total derivatives designated as hedging instruments		$2.4	$2.5		$24.5	$23.0

Derivatives not designated as hedging instruments
Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$—	$0.2
Foreign currency exchange contracts
Current	Prepaid expenses and other	—	—	Prepaid expenses and other	—	0.3
	Other current liabilities	0.3	0.2	Other current liabilities	0.1	0.1

Total derivatives not designated as hedging instruments		$0.3	$0.2		$0.1	$0.6

Total derivatives		$2.7	$2.7		$24.6	$23.6

The following table summarizes the impact of derivative instruments for the three months ended March 31 as recorded in the Unaudited Condensed Consolidated Statements of Operations:

						Location of Gain
						(Loss) Recognized
						in Income on
						Derivative	Amount of Gain (Loss)
			Location of Gain			(Ineffective	Recognized in Income on
	Amount of Gain (Loss)		(Loss) Reclassified	Amount of Gain (Loss)		Portion and Amount	Derivative (Ineffective
	Recognized in OCI on		from OCI into	Reclassified from OCI		Excluded from	Portion and Amount
	Derivative (Effective		Income (Effective	into Income (Effective		Effectiveness	Excluded from
	Portion)		Portion)	Portion)		Testing)	Effectiveness Testing)
Derivatives in Cash Flow
Hedging Relationships	2010	2009		2010	2009		2010	2009
Interest rate swap agreements	$(2.3)	$(2.2)	Interest income (expense)	$(2.9)	$(2.1)	N/A	$—	$—
Foreign currency exchange contracts	(1.4)	5.3	Cost of sales	4.2	0.6	N/A	—	—

Total	$(3.7)	$3.1		$1.3	$(1.5)		$—	$—

	Location of Gain
	(Loss) Recognized	Amount of Gain (Loss)
	in Income on	Recognized in Income on
	Derivative	Derivative
Derivatives Not Designated as
Hedging Instruments		2010	2009
Interest rate swap agreements	Other	$0.2	$0.2
	Cost of sales or
Foreign currency exchange contracts	Other	(0.2)	(0.4)

Total		$—	$(0.2)

Note 7 — Unconsolidated Subsidiaries and Equity Investments
Six of NACoal’s wholly owned subsidiaries, The Coteau Properties Company, The Falkirk Mining Company, The Sabine Mining Company (collectively, the “project mining subsidiaries”), Demery Resources Company, LLC (“Demery”), Caddo Creek Resources Company, LLC (“Caddo Creek”), and Camino Real Fuels, LLC (“Camino Real”) each meet the definition of a variable interest entity. The project mining subsidiaries were developed between 1974 and 1981 and operate lignite coal mines under long-term contracts with various utility customers. The contracts with the project mining subsidiaries’ utility customers allow each mine to sell lignite coal at a price based on actual cost plus an agreed pre-tax profit per ton. These project mining subsidiaries are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed. The obligations of the project mining subsidiaries are without recourse to NACCO and NACoal. Demery, Caddo Creek and Camino Real were formed during 2009 to develop, construct and operate surface mines under long-term contracts. The contracts with the customers of these mines allow for reimbursement of all costs plus a management fee. The taxes resulting from earnings of these six entities are solely the responsibility of the Company. Although NACoal owns 100% of the stock and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities or absorb any expected losses without additional support from the customers. The customers have a controlling financial interest and have the power to direct the activities that most significantly affect the economic performance of the entities. As a result, NACoal is not the primary beneficiary and therefore does not consolidate these entities’ financial position or results of operations. The pre-tax income from the unconsolidated mines is reported on the line “Earnings of unconsolidated mines” in the Unaudited Condensed Consolidated Statements of Operations, with related taxes included in the provision for income taxes. The Company has included the pre-tax earnings of the unconsolidated mines above operating profit as they are an integral component of the Company’s business and operating results. The investment in the unconsolidated mines and related tax asset was $21.1 million and $17.3 million at March 31, 2010 and December 31, 2009, respectively, and are included on the line “Other Non-current Assets” in the Unaudited Condensed Consolidated Balance Sheets. The Company’s risk of loss relating to these entities is limited to its invested capital, which was $3.8 million and $3.5 million at March 31, 2010 and December 31, 2009, respectively.
Summarized financial information for the unconsolidated mines is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2010	2009
Revenues	$111.8	$95.1
Gross profit	$17.9	$15.9
Income before income taxes	$10.5	$10.5
Income from continuing operations	$8.1	$8.2
Net income	$8.1	$8.2
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
NMHG has a 50% ownership interest in Sumitomo NACCO Materials Handling Company, Ltd. (“SN”), a limited liability company which was formed primarily for the manufacture and distribution of Sumitomo-Yale- and Shinko-branded lift trucks in Japan and the export of Hyster®- and Yale®-branded lift trucks and related components and service parts outside of Japan. NMHG purchases products from SN under normal trade terms based on current market prices. NMHG’s ownership in SN is also accounted for using the equity method of accounting.
The Company’s percentage share of the net income or loss from its equity investments in NFS and SN are reported on the line “Other” in the “Other income (expense)” section of the Unaudited Condensed Consolidated Statements of Operations. The Company’s equity investments are included on the line “Other Non-current Assets” in the Unaudited Condensed Consolidated Balance Sheets. At March 31, 2010 and December 31, 2009, NMHG’s investment in NFS was $11.0 million and $13.9 million, respectively, and NMHG’s investment in SN was $25.6 million and $25.8 million, respectively.

Summarized financial information for these two NMHG equity investments is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2010	2009
Revenues	$76.4	$71.0
Gross profit	$22.0	$20.6
Income (loss) from continuing operations	$(1.0)	$0.1
Net income (loss)	$(1.0)	$0.1
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
Under various financing arrangements for certain customers, including independently owned retail dealerships, NMHG provides guarantees of the residual values of lift trucks or recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which NMHG is providing a guarantee generally range from one to five years. Total guarantees and amounts subject to standby recourse or repurchase obligations at March 31, 2010 and December 31, 2009 were $211.3 million and $140.2 million, respectively. The increase from December 31, 2009 is primarily related to the guarantees entered into in conjunction with the sale of certain Australian operations during the first three months of 2010. As of March 31, 2010, losses anticipated under the terms of the guarantees, standby recourse or repurchase obligations were $5.5 million and reserves have been provided for such losses based on historical experience in the accompanying unaudited condensed consolidated financial statements. In such circumstances, NMHG generally retains a security interest in the related assets financed such that, in the event NMHG would become obligated under the terms of the guarantee, standby recourse or repurchase obligations, NMHG would take title to the assets financed. The fair value of collateral held at March 31, 2010 was approximately $237.7 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities in which it has provided guarantees, standby recourse or repurchase obligations. As of March 31, 2010, the Company does not believe there is a significant risk of non-payment or non-performance of the obligations by these entities; however based upon the economic environment, there can be no assurance that the risk may not increase in the future. In addition, NMHG has an agreement with GECC to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $41.5 million of guarantees for these certain eligible dealers are limited to 7.5% of their original loan balance, or $14.9 million as of March 31, 2010. The $41.5 million is included in the $211.3 million of total amounts subject to guarantees, standby recourse or repurchase obligations at March 31, 2010.
Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within GECC may necessitate providing guarantee, standby recourse or repurchase obligations of the lift trucks purchased by customers and financed through NFS. At March 31, 2010, approximately $99.7 million of the Company’s total guarantees, standby recourse or repurchase obligations related to transactions with NFS. In addition, in connection with the joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At March 31, 2010, the amount of NFS’ debt guaranteed by NMHG was $160.6 million. NFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods. However, NMHG is monitoring the effect of the economic environment on NFS and GECC.
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
Changes in the Company’s current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2010
Balance at January 1	$38.5
Warranties issued	7.8
Settlements made	(9.5)
Foreign currency effect	(0.5)

Balance at March 31	$36.3

Note 9 — Income Taxes
The income tax provision includes U.S. federal, state and local, and foreign income taxes and is based on the application of a forecasted annual income tax rate applied to the current quarter’s year-to-date pre-tax income or loss. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings, taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the Company’s ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates and certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated effective annual income tax rate. Additionally, the Company’s interim effective income tax rate is computed and applied without regard to pre-tax losses where such losses are not expected to generate a current-year tax benefit.
A reconciliation of the Company’s consolidated federal statutory and effective income tax is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2010	2009
Income (loss) before income taxes:	$15.0	$(8.5)

Statutory taxes (benefit) at 35%	$5.3	$(3.0)

Interim adjustment	0.8	4.5

Discrete items:
NMHG sale of foreign stock	(2.0)	—
Other	0.4	0.1

	(1.6)	0.1

Other permanent items:
NACoal percentage depletion	(1.3)	2.7
Foreign tax rate differential	(0.8)	1.1
Valuation allowance	0.7	(4.3)
Other	0.3	(0.5)

	(1.1)	(1.0)

Income tax provision	$3.4	$0.6

Effective income tax rate	22.7%	(7.1%)

The effective income tax rate for the three months ended March 31, 2009 was negative because the Company recorded an income tax provision on a loss before income taxes, primarily due to the interim accounting adjustment to exclude pre-tax losses not expected to generate a tax benefit for the full year from the effective income tax rate.
During the first three months of 2010, NMHG sold the stock of an entity in Australia for a pre-tax loss of $0.2 million. Due to the difference between the book basis and tax basis of the stock, the Company recognized a tax benefit related to the sale in the first three months of 2010.

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
Pension benefits for all parent company, NMHG, HBB and NACoal employees in the United States and Canada, excluding certain project mining subsidiary employees, have been frozen. Only certain grandfathered NMHG employees in the United Kingdom and the Netherlands still earn retirement benefits under defined benefit pension plans. All other eligible employees of the Company, including employees whose pension benefits are frozen, receive retirement benefits under defined contribution retirement plans.
The Company previously disclosed in its Form 10-K for the year ended December 31, 2009 that it expected to contribute approximately $7.5 million to its U.S. pension plans in 2010. The Company now expects to contribute approximately $13.4 million to its U.S. pension plans in 2010.
The Company also maintains health care and life insurance plans that provide benefits to eligible retired employees. Effective January 1, 2010, NMHG eliminated its retiree life insurance plan. These plans have no assets. Under the Company’s current policy, benefits under these plans are funded at the time they are due to participants.
The components of pension and post-retirement (income) expense are set forth below:

	THREE MONTHS ENDED
	MARCH 31
	2010	2009
U.S. Pension
Service cost	$—	$0.1
Interest cost	2.1	2.1
Expected return on plan assets	(2.2)	(2.2)
Amortization of actuarial loss	1.2	1.2
Amortization of prior service credit	(0.1)	—

Total	$1.0	$1.2

Non-U.S. Pension
Service cost	$0.4	$0.3
Interest cost	1.8	1.6
Expected return on plan assets	(2.2)	(1.9)
Amortization of actuarial loss	0.8	0.4

Total	$0.8	$0.4

Post-retirement
Service cost	$—	$0.1
Interest cost	0.1	0.2
Amortization of prior service credit	—	(0.1)

Total	$0.1	$0.2

Note 11 — Business Segments
NACCO is a holding company with the following principal subsidiaries: NMHG, HBB, KC and NACoal. See Note 1 for a discussion of the Company’s industries and product lines. NACCO’s non-operating segment, NACCO and Other, includes the accounts of the parent company and Bellaire Corporation.
Based on the sale of most of NMHG’s retail dealer operations, the information submitted to the Company’s chief operating decision maker was changed during the first quarter of 2010. Therefore, NACCO changed its reportable segments to include the following three management units: NMHG Americas, NMHG Europe and NMHG Other. NMHG Americas includes its operations in the United States, Mexico and Brazil. NMHG Europe includes its operations in Europe, the Middle East and Africa. NMHG Other includes NMHG’s corporate headquarters, its remaining wholly owned dealerships and its immaterial operating segments, which include operations in the Asia-Pacific region. Certain amounts are allocated to these geographic management units and are included in the segment results presented below, including product development costs, corporate headquarters expenses, information technology infrastructure costs, NACCO management fees, and debt and interest expense, which are not directly incurred by the geographic operations and are determined by NMHG’s corporate headquarters. In addition, other costs are incurred directly by these management units based upon the location of the manufacturing plant or sales units, including plant capacity and manufacturing variances, product liability, warranty and sales discounts, which may not be associated with the ultimate end user sales location where revenues and margins are reported. Therefore, the reported results of each NMHG segment cannot be considered as stand-alone entities as all NMHG reportable segments are inter-related and integrate into a single global NMHG business. Historical results have been revised to reflect this change in reportable segments within NMHG.
Financial information for each of NACCO’s reportable segments is presented in the following table. The line “NMHG Eliminations” in the revenues section eliminates revenues from sales of lift trucks from manufacturing operations to wholly owned retail operations. These revenues are based on current market prices in similar third-party transactions. The line “Eliminations” in the revenues section eliminates revenues from HBB sales to KC. The amounts of these revenues are based on current market prices of similar third-party transactions. No other sales transactions occur among reportable segments. Other transactions among reportable segments are recognized based on current market prices of similar third-party transactions.

	THREE MONTHS ENDED
	MARCH 31
	2010	2009
Revenue from external customers
NMHG
NMHG Americas	$228.3	$228.9
NMHG Europe	91.0	100.3
NMHG Other	57.6	60.9
NMHG Eliminations	(1.5)	(1.0)

	375.4	389.1

HBB	102.6	94.2
KC	42.8	39.7
NACoal	37.6	32.6
NACCO and Other	—	—
Eliminations	(0.8)	(0.9)

Total	$557.6	$554.7

	THREE MONTHS ENDED
	MARCH 31
	2010	2009
Operating profit (loss)
NMHG
NMHG Americas	$5.9	$(4.5)
NMHG Europe	(1.4)	(11.3)
NMHG Other	5.8	3.2

	10.3	(12.6)

HBB	7.4	4.4
KC	(2.9)	(4.3)
NACoal	11.0	13.0
NACCO and Other	(1.7)	(1.1)
Eliminations	0.1	—

Total	$24.2	$(0.6)

Net income (loss) attributable to stockholders
NMHG
NMHG Americas	$2.5	$(3.7)
NMHG Europe	(1.8)	(9.9)
NMHG Other	5.5	(5.6)
NMHG Eliminations	1.8	0.7

	8.0	(18.5)

HBB	3.4	1.4
KC	(1.8)	(2.8)
NACoal	8.1	10.8
NACCO and Other	(3.0)	(1.5)
Eliminations	(3.0)	1.5

Total	$11.7	$(9.1)

	MARCH 31	DECEMBER 31
	2010	2009
Total assets
NMHG
NMHG Americas	$395.1	$374.2
NMHG Europe	283.9	295.6
NMHG Other	305.8	335.4
NMHG Eliminations	(79.0)	(91.1)

	905.8	914.1

HBB	200.2	217.8
KC	70.9	81.9
NACoal	269.3	266.6
NACCO and Other	71.6	105.1
Eliminations	(67.7)	(96.8)

Total	$1,450.1	$1,488.7

At March 31, 2010 and December 31, 2009, NMHG Other’s total assets included $102.5 million and $64.3 million, respectively, of cash held by the corporate treasury center, which primarily related to the Americas operations. For the same periods, NMHG Europe had $53.6 million and $80.2 million, respectively, of cash.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Per Share and Percentage Data)
NACCO Industries, Inc. (the “parent company” or “NACCO”) and its wholly owned subsidiaries (collectively, the “Company”) operate in the following principal industries: lift trucks, small appliances, specialty retail and mining. Results of operations and financial condition are discussed separately by subsidiary, which corresponds with the industry groupings.
NMHG Holding Co. (“NMHG”) designs, engineers, manufactures, sells, services and leases a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names, primarily to independent and wholly owned Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, The Netherlands, China, Italy, Japan, Mexico, the Philippines, Vietnam and Brazil. Hamilton Beach Brands, Inc. (“HBB”) is a leading designer, marketer and distributor of small electric household appliances primarily in the United States, Canada and Mexico, as well as commercial products for restaurants, bars and hotels. The Kitchen Collection, Inc. (“KC”) is a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States. The North American Coal Corporation and its affiliated coal companies (collectively, “NACoal”) mine and market coal primarily as fuel for power generation and provide selected value-added mining services for other natural resources companies primarily in the United States. Coal is delivered from NACoal’s developed mines in Mississippi, North Dakota and Texas to adjacent or nearby power plants. Dragline mining services are provided for independently owned limerock quarries in Florida.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Please refer to the discussion of the Company’s Critical Accounting Policies and Estimates as disclosed on pages 38 through 40 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company’s Critical Accounting Policies and Estimates have not materially changed from December 31, 2009.

NACCO MATERIALS HANDLING GROUP
FINANCIAL REVIEW
The results of operations for NMHG were as follows for the three months ended March 31:

	THREE MONTHS
	2010	2009
Revenues
Americas	$228.3	$228.9
Europe	91.0	100.3
Other	57.6	60.9
Eliminations	(1.5)	(1.0)

	$375.4	$389.1

Operating profit (loss)
Americas	$5.9	$(4.5)
Europe	(1.4)	(11.3)
Other	5.8	3.2

	$10.3	$(12.6)

Interest expense	$(4.1)	$(4.9)
Other income (expense)	$0.1	$0.6
Net income (loss) attributable to stockholders	$8.0	$(18.5)
Effective income tax rate	(a )	(a )

(a)	The effective income tax rate is not meaningful.
See further discussion of the consolidated effective income tax rate in Note 9 of the unaudited condensed consolidated financial statements.
First Quarter of 2010 Compared with First Quarter of 2009
The following table identifies the components of change in revenues for the first quarter of 2010 compared with the first quarter of 2009:

Revenues
2009	$389.1

Increase (decrease) in 2010 from:
Unit product mix and other	(25.0)
Sale of certain Australian operations	(9.2)
Other	(2.6)
Foreign currency	10.4
Unit volume	10.0
Unit price	2.7

2010	$375.4

Revenues decreased 3.5% to $375.4 million in the first quarter of 2010 compared with $389.1 million in the first quarter of 2009, primarily as a result of an unfavorable shift in sales mix to lower-priced lift trucks in Europe and the Americas, and the sale of certain Australian operations and assets during the first quarter of 2010 and in 2009. The effect of favorable foreign currency movements, primarily in Asia-Pacific and Europe as the Australian dollar and euro strengthened against the U.S. dollar, and higher unit shipments in the Americas and Europe compared with the prior year partially offset the decrease in revenue. Worldwide new unit shipments increased in the first quarter of 2010 to 11,128 from shipments of 10,806 in the first quarter of 2009.

The following table identifies the components of change in operating profit (loss) for the first quarter of 2010 compared with the first quarter of 2009:

Operating
Profit (Loss)
2009	$(12.6)

Restructuring programs	0.7

(11.9)
Increase (decrease) in 2010 from:
Gross profit	10.9
Other selling, general and administrative expenses	5.2
Other	4.2

8.4

Restructuring programs	1.9

2010	$10.3

NMHG recognized operating profit of $10.3 million in the first quarter of 2010 compared with an operating loss of $12.6 million in the first quarter of 2009. The increase was primarily due to improved gross profit and lower selling, general and administrative expenses, primarily as a result of a favorable product liability adjustment of $4.4 million in the first three months of 2010 resulting from favorable claims experience, as well as the absence of a bad debt charge in the first quarter of 2009 primarily related to a customer filing for bankruptcy. In addition, operating profit improved by $4.2 million primarily from releases of cumulative foreign currency translation and deferred profit, partially offset by a loss on the sale of certain Australian operations. Gross profit improved mainly as a result of improved margins on units despite lower revenues, improved parts margins on higher sales volumes, lower manufacturing variances due to increased plant activity and the effect of favorable foreign currency movements, primarily in Europe. In addition, a reversal of a restructuring charge in Europe in the first quarter of 2010 that had been previously recognized favorably affected operating profit.
NMHG’s recognized net income attributable to stockholders of $8.0 million in the first quarter of 2010 compared with a net loss attributable to stockholders of $18.5 million in the first quarter of 2009, primarily as a result of the improvement in operating profit (loss). In addition, NMHG recognized an income tax benefit on pre-tax income as a result of an income tax benefit related to the sale of certain Australian operations in the first three months of 2010 and income tax expense on a pre-tax loss in 2009 due to an interim tax accounting adjustment to exclude the pre-tax losses not expected to generate a tax benefit for the full year from the effective income tax rate.
Backlog
NMHG’s worldwide backlog level was approximately 16,900 units at March 31, 2010 compared with approximately 12,800 units at March 31, 2009 and approximately 13,200 units at December 31, 2009.
Restructuring Programs
During 2009, NMHG’s management approved a plan to close its facility in Modena, Italy and consolidate its activities into NMHG’s facility in Masate, Italy. These actions were taken to further reduce NMHG’s manufacturing capacity to more appropriate levels. As a result, NMHG recognized a charge of approximately $5.6 million during 2009. Of this amount, $5.3 million related to severance and $0.3 million related to lease impairment. During the first three months of 2010, $1.9 million of the accrual was reversed as a result of a reduction in the expected amount to be paid to former employees due to the finalization of an agreement with the Italian government. Severance payments of $0.4 million were made during the first three months of 2010. Payments related to this restructuring program are expected to continue through 2012. No further charges related to this plan are expected.
Benefits from this restructuring program are expected to be approximately $2.1 million for the remainder of 2010, $3.2 million in 2011 and $2.9 million in 2012 and thereafter.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the three months ended March 31:

	2010	2009	Change
Operating activities:

Net income (loss)	$7.9	$(18.5)	$26.4
Depreciation and amortization	9.0	9.2	(0.2)
Other	(8.4)	9.0	(17.4)
Working capital changes, excluding the effects of business dispositions:
Accounts receivable	(29.4)	96.2	(125.6)
Inventories	(6.5)	21.5	(28.0)
Accounts payable and other liabilities	21.0	(122.8)	143.8
Other	19.8	(3.5)	23.3

Net cash provided by (used for) operating activities	13.4	(8.9)	22.3

Investing activities:

Expenditures for property, plant and equipment	(1.0)	(1.7)	0.7
Proceeds from the sale of assets	0.1	5.9	(5.8)

Net cash provided by (used for) investing activities	(0.9)	4.2	(5.1)

Cash flow before financing activities	$12.5	$(4.7)	$17.2

Net cash provided by (used for) operating activities increased $22.3 million in the first three months of 2010 compared with the first three months of 2009 primarily as a result of the increase in net income (loss) and the change in working capital, partially offset by the decrease in other non-cash items. The change in working capital was mainly due to the downturn in the economy, which significantly affected 2009 working capital with large decreases in accounts receivable and accounts payable as sales and inventory purchases declined significantly. The reduction in other non-cash items was due primarily to changes in deferred taxes and reduced product liability reserves.
Net cash provided by (used for) investing activities decreased primarily as a result of the absence of proceeds from the sale of assets, mainly from the sale of the manufacturing facility in Irvine, Scotland during the first quarter of 2009.

	2010	2009	Change
Financing activities:

Additions (reductions) of long-term debt and revolving credit agreements	$(3.7)	$10.9	$(14.6)
Cash dividends paid to NACCO	(5.0)	—	(5.0)
Capital contribution from NACCO	—	25.0	(25.0)
Intercompany loans	—	(15.0)	15.0

Net cash provided by (used for) financing activities	$(8.7)	$20.9	$(29.6)

The change in net cash provided by (used for) financing activities during the first three months of 2010 compared with 2009 was primarily due to the absence of cash capital contributions from NACCO and a $5.0 million dividend to NACCO during the first three months of 2010.
Financing Activities
NMHG’s primary financing is provided by a $175.0 million secured floating-rate revolving credit facility (the “NMHG Facility”) and a term loan facility (the “NMHG Term Loan”). The obligations under the NMHG Facility are secured by a first lien on the cash and cash equivalents, accounts receivable and inventory of NMHG. The approximate book value of NMHG’s assets held as collateral under the NMHG Facility was $290 million as of March 31, 2010.

The maximum availability under the NMHG Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the NMHG Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the NMHG Facility. A portion of the availability can be denominated in British pounds or euros. Borrowings bear interest at a floating rate, which can be a base rate or LIBOR, as defined in the NMHG Facility, plus an applicable margin. The current applicable margins, effective March 31, 2010, for domestic base rate loans and LIBOR loans were 0.50% and 1.50%, respectively. The applicable margin, effective March 31, 2010, for fixed foreign LIBOR loans was 1.50% and for foreign overdraft loans was 1.75%. The NMHG Facility also requires the payment of a fee of 0.375% per annum on the unused commitment. The margins are subject to quarterly adjustment based on a leverage ratio.
At March 31, 2010, the excess availability under the NMHG Facility was $63.6 million, which reflects underlying collateral availability of $113.9 million reduced by a $10.0 million excess availability requirement, $22.9 million for a foreign credit facility commitment in Australia, $9.2 million in Europe for a reserve for preferential claims and $8.2 million for letters of credit. If commitments or availability under these facilities are increased, availability under the NMHG Facility will be reduced.
There were no borrowings outstanding under the NMHG Facility at March 31, 2010. The domestic and foreign floating rates of interest applicable to the NMHG Facility on March 31, 2010 were 3.75% and a range of 2.15% to 3.50%, respectively, including the applicable floating rate margin. The NMHG Facility expires in December 2010.
During 2006, NACCO Materials Handling Group, Inc. (“NMHG Inc.”), a wholly owned subsidiary of NMHG, entered into the NMHG Term Loan that provided for term loans up to an aggregate principal amount of $225.0 million, which mature in 2013. The term loans require quarterly payments in an amount equal to 1% of the original principal per year for the first six years, with the remaining balance to be paid in four equal installments in the seventh year. At March 31, 2010, there was $216.6 million outstanding under the NMHG Term Loan.
Borrowings under the NMHG Term Loan are guaranteed by NMHG and substantially all of NMHG’s domestic subsidiaries. The obligations of the guarantors under the NMHG Term Loan are secured by a first lien on all of the domestic machinery, equipment and real property owned by NMHG Inc. and each guarantor and a second lien on all of the collateral securing the obligations of NMHG under the NMHG Facility. The approximate book value of NMHG’s assets held as collateral under the NMHG Term Loan was $400 million as of March 31, 2010, which includes the book value of the assets securing the NMHG Facility.
Outstanding borrowings under the NMHG Term Loan bear interest at a variable rate that, at NMHG Inc.’s option, will be either LIBOR or a floating rate, as defined in the NMHG Term Loan, plus an applicable margin. The applicable margin is subject to adjustment based on a leverage ratio. The weighted average interest rate on the amount outstanding under the NMHG Term Loan at March 31, 2010 was 2.34%.
In addition to the amount outstanding under the NMHG Term Loan and the NMHG Facility, NMHG had borrowings of approximately $22.1 million at March 31, 2010 under various working capital facilities.
Both the NMHG Facility and NMHG Term Loan include restrictive covenants, which, among other things, limit the payment of dividends to NACCO. Subject to achieving availability thresholds, dividends to NACCO are limited to the larger of $5.0 million or 50% of the preceding year’s net income for NMHG. The NMHG Facility and the NMHG Term Loan also require NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum capital expenditures, maximum leverage ratio and minimum fixed charge coverage ratio tests. At March 31, 2010, NMHG was in compliance with the covenants in the NMHG Facility and the NMHG Term Loan.
In light of the current economic and market conditions, the Company and NMHG are continually monitoring NMHG’s covenant compliance. NMHG has implemented certain actions and future actions are being evaluated in connection with covenant compliance. However, given the economic environment or a worsening of the environment, there is no assurance that such actions will be sufficient or in the event NMHG is required to refinance the NMHG Facility, if such refinancing of the NMHG Facility could be obtained on acceptable terms or at all.
NMHG believes funds available from cash on hand at NMHG and the Company, the NMHG Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments until the expiration of the NMHG Facility in December 2010.
Contractual Obligations, Contingent Liabilities and Commitments
Since December 31, 2009, there have been no significant changes in the total amount of NMHG’s contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported on page 52 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Capital Expenditures
Expenditures by NMHG for property, plant and equipment were $1.0 million during the first three months of 2010. Capital expenditures are estimated to be an additional $18.6 million for the remainder of 2010. Planned expenditures for the remainder of 2010 are primarily for product development and improvements to NMHG’s information technology infrastructure. The principal sources of financing for these capital expenditures will be internally generated funds and bank borrowings.
Capital Structure
NMHG’s capital structure is presented below:

	March 31	December 31
	2010	2009	Change
Cash and cash equivalents	$162.5	$163.2	$(0.7)
Other net tangible assets	281.7	290.8	(9.1)

Net assets	444.2	454.0	(9.8)
Other debt	(243.1)	(246.4)	3.3

Total equity	$201.1	$207.6	$(6.5)

Debt to total capitalization	55%	54%	1%
The $9.1 million decrease in other net tangible assets during the first three months of 2010 compared with 2009 was primarily attributable to a decrease in net intercompany tax receivables and a decrease in property, plant and equipment primarily from depreciation in excess of additions. The decrease was also due to an increase in accounts payable from increased purchases of inventory as a result of higher demand and a decrease in the investment in unconsolidated affiliates due to additional losses. The decrease was partially offset by higher accounts receivable from increased revenue, a reduction in pension obligations primarily due to changes in foreign currency exchange rates and lower product liability reserves during the first three months of 2010.
Total equity decreased $6.5 million in the first three months of 2010, primarily as a result of a $17.8 million decrease in accumulated other comprehensive income (loss), mainly due to changes in the cumulative foreign currency translation and cash flow hedging amounts, and a $5.0 million dividend to NACCO. These items were partially offset by $8.4 million of non-cash capital contributions from NACCO and $8.0 million of net income attributable to stockholders.
OUTLOOK
NMHG is cautiously optimistic that global market levels for units and parts volumes will improve at a moderate pace. However, NMHG is not anticipating a market upturn of significance compared with the levels for the most recent six months, until the second half of 2010, with the exception of China and Brazil. The Chinese market, in which NMHG is not a significant participant, has recovered to pre-recession levels and is expected to continue to grow. In the Americas, the Brazilian market also appears to be more robust than originally anticipated. Latin America and the critical North American markets appear to be improving, with moderate growth expected in these markets over the next three quarters. Recovery is also anticipated to be stronger in Eastern Europe, the Middle East and Asia than in Western Europe, which is expected to be relatively flat in comparison with 2009. As a result, NMHG expects increases in bookings, unit shipment levels and parts sales in 2010 compared with 2009, with significant comparative increases each quarter over the prior year quarter.
NMHG took several actions in late 2008 and during 2009 to respond to depressed market conditions. These included reductions in force, a plant closure in Italy, capital expenditure restraints, planned plant shutdowns, restrictions on spending and travel, suspension of incentive compensation and profit-sharing payments, wage freezes and salary and benefit reductions. A portion of the salary reductions has been reinstated during 2010. As the market continues to improve and financial results permit, the remaining salary reductions, incentive compensation and other compensation components will gradually be restored. NMHG will continue to monitor its operations and expenditures closely and will make additional adjustments as appropriate.
NMHG is actively monitoring increasing commodity costs and foreign currency movements and considering options to mitigate the potential effect of unfavorable factors. NMHG anticipates continued pressure on material costs, particularly steel costs, throughout 2010. Overall, material costs are expected to increase moderately over the course of the year.
NMHG’s new electric-rider lift truck program and warehouse truck and big truck product development programs are progressing as planned. The new electric-rider lift truck program is bringing a full line of newly designed products to market. NMHG introduced the 2- to 3-ton four-wheel electric trucks in Europe in early 2010. NMHG expects to launch three additional series of electric-rider lift trucks in 2010, two in the Americas and one in both the Americas and Europe, and two additional platforms in 2011, one in the Americas and one in Europe. NMHG is also developing a new base-model internal combustion engine lift truck aimed at the medium duty segment of the market. The first lift trucks in this series are expected to be introduced in mid-2010, with a complete roll-out by 2012. All of these new products are expected to help improve revenues and enhance operating margins.
NMHG will continue to focus on distribution effectiveness and on capitalizing on its enhanced product and cost position to gain additional market share.
Overall, market improvements anticipated in the remainder of 2010 are expected to generate modest profitability over the remaining three quarters of 2010. Certain unusual benefits achieved in the first quarter, such as the substantial product liability and restructuring adjustments, are not expected to be repeated. NMHG will also continue its program of divesting its remaining four retail dealerships to strong independent dealers. Cash flow before financing activities for 2010 is expected to be significant, but substantially lower than 2009 since the working capital reductions achieved in 2009 will not be repeated in 2010.

HAMILTON BEACH BRANDS, INC.
HBB’s business is seasonal, and a majority of revenues and operating profit typically occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday-selling season.
FINANCIAL REVIEW
The results of operations for HBB were as follows for the three months ended March 31:

	THREE MONTHS
	2010	2009
Revenues	$102.6	$94.2
Operating profit	$7.4	$4.4
Interest expense	$(1.8)	$(2.1)
Other income (expense)	$—	$0.1
Net income	$3.4	$1.4

Effective income tax rate	39.3%	41.7%
First Quarter of 2010 Compared with First Quarter of 2009
The following table identifies the components of change in revenues for the first quarter of 2010 compared with the first quarter of 2009:

Revenues
2009	$94.2

Increase (decrease) in 2010 from:
Unit volume and mix	8.5
Foreign currency	2.2
Average sales price	(2.3)

2010	$102.6

Revenues increased 8.9% to $102.6 million in the first quarter of 2010 compared with $94.2 million in the first quarter of 2009 primarily due to an increase in unit volume in the U.S., Mexican and Latin American consumer retail markets reflecting higher demand than in the first quarter of 2009, and favorable foreign currency movements caused by a strengthening Canadian dollar and Mexican peso. Revenues were unfavorably affected by moderately lower average selling prices.

The following table identifies the components of change in operating profit for the first quarter of 2010 compared with the first quarter of 2009:

Operating
Profit
2009	$4.4

Increase (decrease) in 2010 from:
Gross profit	6.0
Other selling, general and administrative expenses	(3.0)

2010	$7.4

HBB’s operating profit increased to $7.4 million in the first quarter of 2010 compared with $4.4 million in the first quarter of 2009. Operating profit increased as a result of higher gross profit partially offset by higher selling, general and administrative expenses. Gross profit increased mainly due to lower product costs, resulting from declines in commodity costs, and higher unit volume. Other selling, general and administrative expenses increased mainly due to higher employee-related expenses as a result of the full restoration of compensation and benefits that were suspended in the first three months of 2009.
HBB recognized net income of $3.4 million in the first quarter of 2010 compared with $1.4 million in the first quarter of 2009. The increase in net income was primarily due to the increase in operating profit in the first quarter of 2010 compared with the first quarter of 2009.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the three months ended March 31:

	2010	2009	Change
Operating activities:

Net income	$3.4	$1.4	$2.0
Depreciation and amortization	0.5	0.8	(0.3)
Other	(5.3)	(2.4)	(2.9)
Working capital changes	14.8	12.4	2.4

Net cash provided by operating activities	13.4	12.2	1.2

Investing activities:

Expenditures for property, plant and equipment	(0.4)	(0.7)	0.3

Net cash used for investing activities	(0.4)	(0.7)	0.3

Cash flow before financing activities	$13.0	$11.5	$1.5

Net cash provided by operating activities increased $1.2 million, primarily due to working capital changes and the increase in net income in the first three months of 2010 compared with the first three months of 2009. The change in working capital was primarily the result of a decrease in inventory mainly from higher sales in the first three months of 2010. These items were partially offset by the change in other operating activities primarily due to pension contributions made during the first three months of 2010.

	2010	2009	Change
Financing activities:

Reductions to long-term debt and revolving credit agreements	$(0.3)	$(2.3)	$2.0

Net cash used for financing activities	$(0.3)	$(2.3)	$2.0

Net cash used for financing activities decreased $2.0 million due to lower payments made on borrowings during the first three months of 2010 compared with the first three months of 2009.
Financing Activities
HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires July 31, 2012. The obligations under the HBB Facility are secured by a first lien on the accounts receivable and inventory of HBB and a second lien on all of the other assets of HBB. The approximate book value of HBB’s assets held as collateral for the first and second lien under the HBB Facility was $200 million as of March 31, 2010.
The HBB Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable, as defined in the HBB Facility. Adjustments to reserves, including derivative reserves, will change the eligible borrowing base. A portion of the availability can be denominated in Canadian dollars to provide funding to HBB’s Canadian subsidiary. Borrowings bear interest at a floating rate, which can be either a base rate, LIBOR or bankers’ acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective March 31, 2010, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.00%, respectively. The applicable margins, effective March 31, 2010, for base rate and bankers’ acceptance loans denominated in Canadian dollars were 0.50% and 1.00%, respectively. The HBB Facility also requires a fee of 0.20% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on average excess availability.
At March 31, 2010, the borrowing base under the HBB Facility was $59.5 million. There were no borrowings outstanding under the HBB Facility at March 31, 2010. The floating rate of interest applicable to the HBB Facility at March 31, 2010 was 1.27% including the floating rate margin.
The HBB Facility includes restrictive covenants that, among other things, set limitations on additional indebtedness (other than indebtedness under the HBB Facility and HBB Term Loan (defined below)), investments, asset sales and the payment of dividends to NACCO. Subject to achieving availability thresholds, annual dividends to NACCO are limited to $5.0 million plus 50% of HBB’s net income since the effective date of the amendment to the HBB Facility in 2007. The HBB Facility also requires HBB to meet minimum fixed charge ratio tests in certain circumstances. At March 31, 2010, HBB was in compliance with the covenants in the HBB Facility.
During 2007, HBB entered into a term loan agreement (the “HBB Term Loan”) that provided for term loans up to an aggregate principal amount of $125.0 million. Borrowings outstanding under the HBB Term Loan were $115.8 million at March 31, 2010. The term loans require quarterly principal payments in an amount equal to 1% of the original principal amount per year for the term of the loan, with the remaining balance to be paid at maturity in May 2013. Prior to maturity, the term loans are subject to mandatory prepayments from the proceeds of the issuance of certain indebtedness, certain asset sales and 50% of excess cash flow, as defined in the HBB Term Loan. The obligations of HBB under the HBB Term Loan are secured by a second lien on accounts receivable and inventory and a first lien on all of the other assets of HBB. The approximate book value of HBB’s assets held as collateral for the first and second lien under the HBB Term Loan was $200 million as of March 31, 2010.
The term loans bear interest at a floating rate that, at HBB’s option, can be either a base rate or LIBOR, as defined in the HBB Term Loan, plus an applicable margin. The applicable margins, effective March 31, 2010, for base rate loans and LIBOR loans were 1.00% and 2.00%, respectively. The applicable margins are subject to quarterly adjustment based on a leverage ratio. The weighted average interest rate on the amount outstanding under the HBB Term Loan was 2.29% at March 31, 2010.
The HBB Term Loan contains restrictive covenants substantially similar to those in the HBB Facility that, among other things, limit the amount of dividends HBB may declare and pay and the incurrence of indebtedness (other than indebtedness under the HBB Facility). Dividends to NACCO are limited to $5.0 million plus 50% of HBB’s net income since the closing date of the HBB Term Loan in 2007. The HBB Term Loan also requires HBB to meet certain financial tests, including, but not limited to, maximum total leverage ratio and minimum fixed charge coverage ratio tests. At March 31, 2010, HBB was in compliance with the covenants in the HBB Term Loan.
HBB believes funds available from cash on hand at HBB and the Company, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the HBB Facility expires in July 2012.

Contractual Obligations, Contingent Liabilities and Commitments
Since December 31, 2009, there have been no significant changes in the total amount of HBB’s contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 61 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Capital Expenditures
Expenditures for property, plant and equipment were $0.4 million for the first three months of 2010 and are estimated to be an additional $3.1 million for the remainder of 2010. These planned capital expenditures are primarily for tooling for new products. These expenditures are expected to be funded from internally generated funds.
Capital Structure
Working capital is significantly affected by the seasonality of HBB’s business. The following is a discussion of the changes in HBB’s capital structure at March 31, 2010 compared with both March 31, 2009 and December 31, 2009.
March 31, 2010 Compared with March 31, 2009

	March 31	March 31
	2010	2009	Change
Cash and cash equivalents	$46.8	$16.0	$30.8
Other net tangible assets	61.0	63.7	(2.7)

Net assets	107.8	79.7	28.1
Total debt	(116.0)	(117.3)	1.3

Total equity (deficit)	$(8.2)	$(37.6)	$29.4

Debt to total capitalization	(a )	(a )	(a	)

(a)	Debt to total capitalization is not meaningful.
Other net tangible assets decreased $2.7 million at March 31, 2010 compared with March 31, 2009, primarily due to a decrease in inventory from higher levels of sales in the first three months of 2010 compared with the first three months of 2009, a decrease in deferred tax assets and an increase in accrued payroll due to the full restoration of compensation and benefits in the first quarter of 2010. These items were partially offset by a decrease in the pension obligation from contributions made in the first quarter of 2010, an increase in accounts receivable due to higher sales levels and a decrease in accounts payable primarily attributable to lower levels of inventory in the first three months of 2010.
Total deficit decreased primarily due to HBB’s net income of $28.1 million during the twelve months ended March 31, 2010. Also contributing to the decrease was a $4.3 million change in accumulated other comprehensive loss, partially offset by a $3.0 million dividend paid to NACCO during the fourth quarter of 2009.

March 31, 2010 Compared with December 31, 2009

	March 31	December 31
	2010	2009	Change
Cash and cash equivalents	$46.8	$34.1	$12.7
Other net tangible assets	61.0	69.4	(8.4)

Net assets	107.8	103.5	4.3
Total debt	(116.0)	(116.3)	0.3

Total equity (deficit)	$(8.2)	$(12.8)	$4.6

Debt to total capitalization	(a )	(a )	(a	)

(a)	Debt to total capitalization is not meaningful.
Other net tangible assets decreased $8.4 million at March 31, 2010 compared with December 31, 2009, primarily from a decrease in accounts receivable due to the seasonality of the business, partially offset by a decrease in accrued payroll from payments made in the first quarter of 2010 and a reduction in the pension obligation due to contributions made in the first quarter of 2010.
Total deficit decreased mainly as a result of HBB’s net income of $3.4 million and a $1.2 million decrease in accumulated other comprehensive loss during the first three months of 2010.
OUTLOOK
The small kitchen appliance market in which HBB participates continues to recover. However, while consumer confidence and other key indicators have improved compared with 2009, the pace and sustainability of the upturn remains uncertain because consumers continue to struggle with financial concerns and high unemployment rates. Accordingly, HBB anticipates revenues for the full year 2010 to be comparable or slightly lower than in 2009.
Despite the challenging economic environment, HBB continues to focus on strengthening its market position through product innovation, promotions and branding programs, together with appropriate levels of advertising for HBB’s highly successful Brewstation® coffee maker and Stay-or-Go® slow cooker product lines. In 2010, HBB expects to continue to introduce innovative products in several small appliance categories. In addition, in late 2010, HBB expects to launch a line of Melitta-branded beverage appliances. These products, as well as other new product introductions in the pipeline for 2010, are expected to affect revenues favorably over time.
Overall, full-year 2010 net income and cash flow before financing activities are currently expected to be strong but lower than 2009. Employee-related costs are expected to be higher in 2010 than in 2009 because compensation and benefit programs which were suspended during 2009, have been fully restored. In addition, HBB continues to monitor commodity costs and relative currency relationships closely and expects to take appropriate action, as necessary, to maintain margins.
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
FINANCIAL REVIEW
The results of operations for KC were as follows for the three months ended March 31:

	2010	2009
Revenues	$42.8	$39.7
Operating loss	$(2.9)	$(4.3)
Interest expense	$(0.1)	$(0.1)
Other income (expense)	$—	$0.1
Net loss	$(1.8)	$(2.8)

Effective income tax rate	40.0%	34.9%
First Quarter of 2010 Compared with First Quarter of 2009
The following table identifies the components of change in revenues for the first quarter of 2010 compared with the first quarter of 2009:

Revenues
2009	$39.7

Increase (decrease) in 2010 from:
KC comparable store sales	1.9
New store sales	1.4
LGC comparable store sales	1.0
Closed stores	(1.2)

2010	$42.8

Revenues increased 7.8% in the first quarter of 2010 to $42.8 million compared with $39.7 million in the first quarter of 2009, primarily as a result of an increase in comparable store sales at both KC and Le Gourmet Chef (“LGC”) and the impact of opening new stores at KC during the past twelve months. The increase in comparable store sales was mainly due to an increase in sales transactions and a higher average sales transaction value primarily due to improved and increased product assortments as well as more effective merchandising, partially offset by fewer customer visits. The increase in revenues was partially offset by the effect of closing unprofitable stores since March 31, 2009, primarily at LGC. At March 31, 2010, KC operated 224 stores compared with 211 stores at March 31, 2009 and 219 stores at December 31, 2009. LGC operated 68 stores at March 31, 2010, down from 80 stores at March 31, 2009 and 77 stores at December 31, 2009.

The following table identifies the components of change in operating loss for the first quarter of 2010 compared with the first quarter of 2009:

Operating
Loss
2009	$(4.3)

(Increase) decrease in 2010 from:
KC comparable stores	0.7
LGC comparable stores	0.5
Closed stores	0.4
Selling, general and administrative expenses	(0.2)

2010	$(2.9)

KC recognized an operating loss of $2.9 million in the first quarter of 2010 compared with $4.3 million in the first quarter of 2009 primarily due to the sale of higher-margin products at both KC and LGC and a decrease in store rental expense at LGC. In addition, the operating loss was favorably affected by the closing of unprofitable LGC stores during the past twelve months. Selling, general and administrative expenses increased during the first quarter of 2010 primarily as a result of higher employee-related costs compared with 2009.
KC reported a net loss of $1.8 million in the first quarter of 2010 compared with $2.8 million in the first quarter of 2009 primarily due to the factors affecting operating loss.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the three months ended March 31:

	2010	2009	Change
Operating activities:

Net loss	$(1.8)	$(2.8)	$1.0
Depreciation and amortization	0.9	0.9	—
Other	(0.1)	—	(0.1)
Working capital changes	(10.6)	(11.5)	0.9

Net cash used for operating activities	(11.6)	(13.4)	1.8

Investing activities:

Expenditures for property, plant and equipment	(0.8)	(0.2)	(0.6)

Net cash used for investing activities	(0.8)	(0.2)	(0.6)

Cash flow before financing activities	$(12.4)	$(13.6)	$1.2

Net cash used for operating activities decreased $1.8 million primarily due to the lower net loss and a change in working capital. The change in working capital is primarily due to a decrease in inventory during the first three months of 2010, partially offset by the payment of intercompany taxes in the first three months of 2010 due to the improved operating results during 2009 compared with 2008. The increase in expenditures for property, plant and equipment was mainly from higher additions of fixtures and equipment at stores during the first quarter of 2010.

	2010	2009	Change
Financing activities:

Net additions to revolving credit agreement	$4.7	$10.1	$(5.4)
Capital contribution from NACCO	—	3.0	(3.0)

Net cash provided by financing activities	$4.7	$13.1	$(8.4)

Net cash provided by financing activities decreased $8.4 million in the first three months of 2010 compared with the first three months of 2009, primarily from lower levels of borrowings and the absence of capital contributions from NACCO.
Financing Activities
At March 31, 2010, KC had a $20.0 million secured floating-rate revolving line of credit. The obligations under this revolving line of credit were secured by substantially all assets of KC. The approximate book value of KC’s assets held as collateral under this revolving line of credit was $70 million as of March 31, 2010. The availability was derived from a borrowing base formula using KC’s eligible inventory, as defined in the agreement. At March 31, 2010, the borrowing base was $20.0 million. Borrowings outstanding under this revolving line of credit were $4.7 million at March 31, 2010. Therefore, at March 31, 2010, the excess availability under the KC Facility was $15.3 million. The agreement required a fee of 0.25% per annum on the unused commitment. Borrowings bore interest at LIBOR plus 2.85%. The line of credit included restrictive covenants that, among other things, limited capital expenditures and required that borrowings did not exceed $4.0 million for 30 consecutive days from December 15 to February 13. The agreement also prohibited the payment of dividends to NACCO. At March 31, 2010, KC was in compliance with the covenants in the agreement.
On April 29, 2010, KC entered into a credit agreement for a three-year, $25.0 million secured revolving line of credit (the “KC Facility”), which replaced the line of credit agreement described above. The KC Facility will automatically increase to $30.0 million within twelve months. The obligations under the KC Facility are secured by substantially all assets of KC. The availability is derived from a borrowing base formula using KC’s eligible inventory and eligible credit card accounts receivable, as defined in the KC Facility. Borrowings bear interest at a floating rate plus a margin based on the excess availability under the agreement, as defined, which can be either a base rate plus a margin ranging from 1.75% to 2.50% or LIBOR plus a margin ranging from 2.75% to 3.50%. The KC Facility allows for the payment of dividends to NACCO, subject to certain restrictions based on availability and meeting a fixed charge coverage ratio as described in the KC Facility. The KC Facility expires in April 2013 with an option to extend for an additional year, subject to the lender’s consent.
KC believes funds available from cash on hand at KC and the Company, the KC Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising until the KC Facility expires in April 2013.
Contractual Obligations, Contingent Liabilities and Commitments
Since December 31, 2009, there have been no significant changes in the total amount of KC’s contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 67 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Capital Expenditures
Expenditures for property, plant and equipment were $0.8 million for the first three months of 2010 and are estimated to be an additional $2.1 million for the remainder of 2010. These planned capital expenditures are primarily for fixtures and equipment at new and existing stores and improvements to KC’s information technology infrastructure. These expenditures are expected to be funded from internally generated funds and bank borrowings.
Capital Structure
Working capital is significantly affected by the seasonality of KC’s business. The following is a discussion of the changes in KC’s capital structure at March 31, 2010 compared with both March 31, 2009 and December 31, 2009.

March 31, 2010 Compared with March 31, 2009

	March 31	March 31
	2010	2009	Change
Cash and cash equivalents	$0.8	$0.7	$0.1
Other net tangible assets	46.7	47.2	(0.5)

Net assets	47.5	47.9	(0.4)
Total debt	(4.7)	(10.1)	5.4

Total equity	$42.8	$37.8	$5.0

Debt to total capitalization	10%	21%	(11%)
Total debt decreased primarily as a result of lower borrowing requirements during the first three months of 2010 compared with the first three months of 2009. Total equity increased primarily due to net income of $4.9 million recognized during the twelve month period ending March 31, 2010.
March 31, 2010 Compared with December 31, 2009

	March 31	December 31
	2010	2009		Change
Cash and cash equivalents	$0.8	$8.5		$(7.7)
Other net tangible assets	46.7	36.1		10.6

Net assets	47.5	44.6		2.9
Total debt	(4.7)	—		(4.7)

Total equity	$42.8	$44.6		$(1.8)

Debt to total capitalization	10%	(a	)	(a )

(a)	Debt to total capitalization is not meaningful.
Other net tangible assets increased $10.6 million at March 31, 2010 compared with December 31, 2009, primarily from a decrease in accounts payable due to the seasonality of the business, a decrease in other liabilities mainly attributable to the payment of sales taxes accrued at December 31, 2009 during the first three months of 2010 and a decrease in intercompany tax accounts payable as a result of payments made in the first three months of 2010. These items were partially offset by a decrease in inventory due to the seasonality of the business.
Total debt increased as a result of the seasonality of the business and the required funding of operations during the first three months of 2010. Total equity decreased as a result of KC’s net loss of $1.8 million during the first three months of 2010.
OUTLOOK
While consumer spending levels continue to reflect financial concerns and high unemployment rates, the outlet mall market appears to be improving. KC expects full year revenue in 2010 compared with 2009 to increase, but at a lower rate than in the first quarter. The favorable sales and margin trends that occurred in the reformatted Le Gourmet Chef® stores in the second half of 2009 and early 2010 are expected to continue throughout the remainder of the year. In addition, KC plans to continue to make further improvements to the merchandise mix in the Le Gourmet Chef® stores. The opening of new stores and KC’s continuing aggressive efforts to close, or renegotiate leases for, underperforming stores are also expected to provide improved results in 2010.
Overall, KC anticipates a significant percentage increase in full-year net income for 2010 compared with 2009, primarily as a result of market and format improvements in the first quarter of 2010 compared with the first quarter of 2009 and continued moderate improvement over the remainder of 2010 compared with 2009. Cash flow before financing activities is expected to be higher than in 2009.
Longer term, KC plans to focus on enhancing sales volumes through continued enhancements of its Kitchen Collection® and Le Gourmet Chef® store formats, which are designed to respond to consumer preferences, by strengthening its merchandise mix, store displays and appearance, optimizing store selling space and generating sales growth. KC also expects to achieve store growth in both the Kitchen Collection® and Le Gourmet Chef® outlet and traditional mall store formats over the longer term while maintaining disciplined cost control. However, the company also expects to close underperforming stores in 2010 and in future years.

THE NORTH AMERICAN COAL CORPORATION
NACoal mines and markets coal primarily as fuel for power generation and provides selected value-added mining services for other natural resources companies. Coal is surface mined in North Dakota, Texas and Mississippi. Total coal reserves approximate 2.2 billion tons with approximately 1.2 billion tons committed to customers pursuant to long-term contracts. NACoal has two consolidated mining operations: San Miguel Lignite Mine (“San Miguel”) and Mississippi Lignite Mining Company (“MLMC”). NACoal has six unconsolidated mining operations: The Coteau Properties Company (“Coteau”), The Falkirk Mining Company (“Falkirk”), The Sabine Mining Company (“Sabine”), (collectively, the “project mining subsidiaries”), Demery Resources Company, LLC (“Demery”), Caddo Creek Resources Company, LLC (“Caddo Creek”) and Camino Real Fuels, LLC (“Camino Real”). Demery, Caddo Creek and Camino Real are in the development stage. They do not currently mine or deliver coal. NACoal also provides dragline mining services for independently owned limerock quarries in Florida. During the fourth quarter of 2009, NACoal completed the sale of certain assets of the Red River Mining Company (“Red River”). The results of operations of Red River are reflected as discontinued operations.
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
FINANCIAL REVIEW
Tons of coal sold by NACoal’s operating mines were as follows for the three months ended March 31:

	2010	2009
Coteau	4.0	3.9
Falkirk	1.9	2.0
Sabine	1.1	0.9

Unconsolidated mines	7.0	6.8

San Miguel	0.8	0.8
MLMC	0.9	0.9

Consolidated mines	1.7	1.7

Total tons sold	8.7	8.5

The limerock dragline mining operations delivered 3.8 million and 1.4 million cubic yards of limerock in the three months ended March 31, 2010 and 2009, respectively. The increase in limerock yards delivered during the three months ended March 31, 2010 was a result of new mining permits issued to NACoal’s customers at all of the limerock dragline mining operations where an unfavorable legal ruling set aside NACoal’s customers’ previous mining permits.
The results of operations for NACoal were as follows for the three months ended March 31:

	2010	2009
Revenues	$37.6	$32.6
Operating profit	$11.0	$13.0
Interest expense	$(0.8)	$(1.1)
Other income (expense)	$0.2	$0.3
Net income	$8.1	$10.8

Effective income tax rate	23.1%	11.5%
See further discussion of the consolidated effective income tax rate in Note 9 of the unaudited condensed consolidated financial statements.

First Quarter of 2010 Compared with First Quarter of 2009
The following table identifies the components of change in revenues for the first quarter of 2010 compared with the first quarter of 2009:

Revenues
2009	$32.6

Increase in 2010 from:
Consolidated coal mining operations	2.8
Limerock dragline mining operations	1.3
Royalty income	0.7
Other	0.2

2010	$37.6

Revenues for the first quarter of 2010 increased 15.3% to $37.6 million from $32.6 million in the first quarter of 2009 mainly due to an increase in contractual pass-through costs at San Miguel and an increase in yards delivered at the limerock dragline mining operations. The increase at the limerock dragline mining operations was primarily the result of new mining permits issued to NACoal’s customers at all of the limerock dragline mining operations where an unfavorable legal ruling set aside NACoal’s customers’ previous mining permits. In addition, higher royalty income contributed to the increase in revenue.
The following table identifies the components of change in operating profit for the first quarter of 2010 compared with the first quarter of 2009:

Operating
Profit
2009	$13.0

Increase (decrease) in 2010 from:
Gain on the sale of assets	(1.6)
Consolidated coal and limerock mining operations	(0.5)
Other	(0.3)
Royalty	0.4

2010	$11.0

Operating profit decreased to $11.0 million in the first quarter of 2010 from $13.0 million in the first quarter of 2009, primarily as a result of the absence of a gain on the sale of assets recognized in the first quarter of 2009. The decrease was also a result of a decline in consolidated coal and limerock mining operating profit mainly from reduced operating results at MLMC due to higher operating expenses, primarily repairs and maintenance and diesel fuel costs, partially offset by the absence of higher costs in the prior year from reducing inventory levels. These decreases were partially offset by improved results at the limerock mining operations.
Net income decreased to $8.1 million in the first quarter of 2010 from $10.8 million in the first quarter of 2009. The decrease was primarily due to the factors affecting operating profit and an increase in income tax expense primarily due to a higher 2010 effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the changes in cash flow for the three months ended March 31:

	2010	2009	Change
Operating activities:

Net income	$8.1	$10.8	$(2.7)
Depreciation, depletion and amortization	2.3	2.1	0.2
Other	(3.7)	(2.9)	(0.8)
Working capital changes	(6.7)	4.9	(11.6)
Discontinued operations	0.1	0.3	(0.2)

Net cash provided by operating activities	0.1	15.2	(15.1)

Investing activities:

Expenditures for property, plant and equipment	(1.4)	(0.7)	(0.7)
Proceeds from the sale of assets	0.4	1.9	(1.5)
Investments in other unconsolidated affiliates	(0.9)	(0.8)	(0.1)

Net cash provided by (used for) investing activities	(1.9)	0.4	(2.3)

Cash flow before financing activities	$(1.8)	$15.6	$(17.4)

The decrease in net cash provided by operating activities was primarily the result of changes in working capital and the decrease in net income for the first three months of 2010 compared with the first three months of 2009. The change in working capital was primarily the result of the change in net intercompany tax amounts with NACCO due to payments made during the first three months of 2010 compared with benefits received in the first three months of 2009.
Net cash provided by (used for) investing activities decreased primarily due to reduced proceeds from the sales of assets and increased capital expenditures in the first three months of 2010 compared with the first three months of 2009.

	2010	2009	Change
Financing activities:

Net additions of long-term debt and revolving credit agreements	$5.8	$26.7	$(20.9)
Cash dividends paid to NACCO	(3.0)	(3.0)	—
Intercompany loans	—	(39.7)	39.7
Other	—	(0.2)	0.2
Discontinued operations	—	(0.1)	0.1

Net cash provided by (used for) financing activities	$2.8	$(16.3)	$19.1

Net cash provided by (used for) financing activities increased during the first three months of 2010 compared with the first three months of 2009 primarily due to the repayment of intercompany loans in the prior year, partially offset by higher borrowings in the prior year.
Financing Activities
NACoal has an unsecured revolving line of credit of up to $100.0 million (the “NACoal Facility”) that expires in October 2012. Borrowings outstanding under the NACoal Facility were $12.0 million at March 31, 2010. Therefore, at March 31, 2010, the excess availability under the NACoal Facility was $82.4 million, which reflects a reduction for outstanding letters of credit of $5.6 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at either a base rate plus a margin of 1.75% or LIBOR plus a margin of 2.75%. The NACoal Facility also has a commitment fee of 0.50% per year on the unused commitment. The floating rate of interest applicable to the NACoal Facility at March 31, 2010 was 5.25% including the floating rate margin.
The NACoal Facility also contains restrictive covenants that require, among other things, NACoal to maintain certain debt to EBITDA and interest coverage ratios and provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on the debt to EBITDA ratio and achieving availability thresholds. At March 31, 2010, NACoal was in compliance with these covenants.
During 2004 and 2005, NACoal issued unsecured notes totaling $45.0 million in a private placement (the “NACoal Notes”), which require annual principal payments of approximately $6.4 million that began in October 2008 and will mature on October 4, 2014. These unsecured notes bear interest at a weighted-average fixed rate of 6.08%, payable semi-annually on April 4 and October 4. The NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. NACoal had $32.1 million of the private placement notes outstanding at March 31, 2010. The NACoal Notes contain certain covenants and restrictions that require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios, and limit dividends to NACCO based upon NACoal’s leverage ratio. At March 31, 2010, NACoal was in compliance with the covenants in the NACoal Notes.
NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At March 31, 2010, the balance of the note was $8.4 million and the interest rate was 0.57%.
NACoal believes funds available from the NACoal Facility and operating cash flows will provide sufficient liquidity to finance its operating needs and commitments arising during the next 12 months and until the expiration of the NACoal Facility in October 2012.
Contractual Obligations, Contingent Liabilities and Commitments
Since December 31, 2009, there have been no significant changes in the total amount of NACoal’s contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 73 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Capital Expenditures
Expenditures for property, plant and equipment were $1.4 million during the first three months of 2010. NACoal estimates that its capital expenditures for the remainder of 2010 will be an additional $9.9 million, primarily for equipment for mining activities and coal reserves. These expenditures are expected to be funded from internally generated funds and bank borrowings.
Capital Structure
NACoal’s capital structure is presented below:

	March 31	December 31
	2010	2009	Change
Cash and cash equivalents	$2.6	$1.6	$1.0
Other net tangible assets	119.2	108.6	10.6
Coal supply agreements and other intangibles, net	62.8	63.5	(0.7)

Net assets	184.6	173.7	10.9
Total debt	(52.5)	(46.8)	(5.7)

Total equity	$132.1	$126.9	$5.2

Debt to total capitalization	28%	27%	1%
Other net tangible assets increased $10.6 million at March 31, 2010 compared with December 31, 2009, primarily from a decrease in net intercompany amounts with NACCO due to tax payments made during the first three months of 2010, an increase in the investment in unconsolidated mines during the first three months of 2010 primarily due to a change in taxes and a decrease in accrued payroll mainly resulting from the payment of amounts accrued at December 31, 2009.
Total debt increased due to additional borrowings during the first three months of 2010 to fund operations.

Total equity increased primarily due to net income of $8.1 million, partially offset by dividends to NACCO of $3.0 million during the first three months of 2010.
OUTLOOK
NACoal expects steady performance at its coal mining operations in 2010 provided that customers achieve currently planned power plant operating levels. Overall, tons delivered at the coal mines in 2010 are expected to be slightly higher than in 2009, although due to a tornado in the vicinity of MLMC in late April, tons delivered could be somewhat lower than previously anticipated.
Limerock deliveries are expected to be significantly higher in 2010 than in 2009. In early 2010, the U.S. Army Corps of Engineers issued new mining permits for NACoal’s limerock customers in the Florida lake belt region where an unfavorable legal ruling set aside the customers’ previous mining permits. Although these mines are back in production, production levels are expected to continue at low rates throughout the remainder of 2010 because of the continued depressed levels of the southern Florida housing and construction markets. Delivery levels are not expected to return to 2008 levels until those markets recover.
NACoal has three new mines that are expected to generate modest income during 2010. These mines, which are not consolidated with NACoal, are in the development stage and will not be in full production for several years. NACoal also has a number of new project opportunities for which it expects to continue to incur additional expenses in 2010. NACoal continues to move forward to gain a permit for its Otter Creek reserve in North Dakota in preparation for the expected construction of a new mine. The permit is anticipated to be issued in mid-2010. In addition, NACoal continues to work on a project with Mississippi Power Company to provide lignite coal to a new coal-fired Integrated Gasification Combined Cycle power plant expected to be built in Mississippi.
Overall, NACoal expects full year 2010 income from continuing operations to increase over 2009 income from continuing operations excluding the lease bonus payments of $7.1 million pre-tax received during the third quarter of 2009. Cash flow from operating activities in 2010 is expected to be substantial, but down from 2009.
NACoal’s contract at San Miguel expires at the end of 2010. NACoal intends to respond to San Miguel Electric’s “Request for Proposal” to operate the mine beyond 2010.
Over the longer term, NACoal expects to continue its efforts to develop new mining projects. NACoal is actively pursuing domestic opportunities for new coal mining projects, which include prospects for power generation, coal-to-liquids, coal gasification and other clean coal technologies. Furthermore, NACoal is encouraged that new international value-added mining services projects for coal and other aggregates may become available in addition to NACoal’s current agreement to provide mining services in India. NACoal also continues to pursue additional non-coal mining opportunities.

NACCO AND OTHER
NACCO and Other includes the parent company operations and Bellaire Corporation, a non-operating subsidiary of NACCO.
FINANCIAL REVIEW
Operating Results
The results of operations at NACCO and Other were as follows for the three months ended March 31:

	2010	2009
Revenues	$—	$—
Operating loss	$(1.7)	$(1.1)
Other income (expense)	$(2.7)	$(0.8)
Net loss	$(3.0)	$(1.5)
First Quarter of 2010 Compared with First Quarter of 2009
NACCO and Other recognized an operating loss of $1.7 million in the first quarter of 2010 compared with $1.1 million in the first quarter of 2009. The change was primarily due to higher employee-related expenses and professional fees in the first quarter of 2010 compared with the first quarter of 2009, partially offset by an increase in management fees charged to the subsidiaries. The increase in employee-related expenses and related increase in management fees during the first quarter of 2010 was primarily due to higher incentive compensation.
The change in other income (expense) in the first quarter of 2010 compared with the first quarter of 2009 was primarily due to an increase in expenses related to the failed Applica transaction, as discussed in the Applica Transaction section in Management’s Discussion and Analysis of Financial Position and Results of Operations. NACCO and Other recognized a net loss of $3.0 million in the first quarter of 2010 compared with $1.5 million in the first quarter of 2009 primarily due to the factors affecting the operating loss and other income (expense).
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
Transaction expenses related to this litigation were $2.4 million and $0.6 million during the first three months of 2010 and 2009, respectively. The Company expects to incur a higher level of litigation costs during 2010 related to this matter.
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

Following are the parent company management fees included in each subsidiary’s selling, general and administrative expenses for the three months ended March 31:

	2010	2009
NMHG	$1.6	$1.6
HBB	$0.9	$0.5
NACoal	$0.9	$0.8
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
Contractual Obligations, Contingent Liabilities and Commitments
Since December 31, 2009, there have been no significant changes in the total amount of NACCO and Other contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 77 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Capital Structure
NACCO’s consolidated capital structure is presented below:

	March 31	December 31
	2010	2009	Change
Cash and cash equivalents	$233.3	$256.2	$(22.9)
Other net tangible assets	523.0	501.4	21.6
Coal supply agreements and other intangibles, net	62.8	63.5	(0.7)

Net assets	819.1	821.1	(2.0)
Total debt	(416.3)	(409.5)	(6.8)
Closed mine obligations, net of tax	(14.3)	(14.5)	0.2

Total equity	$388.5	$397.1	$(8.6)

Debt to total capitalization	52%	51%	1%

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
FORWARD-LOOKING STATEMENTS
The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Such risks and uncertainties with respect to each subsidiary’s operations include, without limitation:
NMHG: (1) reduction in demand for lift trucks and related aftermarket parts and service on a global basis, including the ability of NMHG’s dealers, suppliers and end-users to obtain financing at reasonable rates, or at all, as a result of current economic and market conditions, (2) changes in sales prices, (3) delays in delivery or increases in costs, including transportation costs, of raw materials or sourced products and labor, (4) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which NMHG operates and/or sells products, (5) delays in, increased costs from or reduced benefits from restructuring programs, (6) customer acceptance of, changes in the costs of, or delays in the development of new products, (7) introduction of new products by, or more favorable product pricing offered by, NMHG’s competitors, (8) changes in or unavailability of suppliers, (9) delays in manufacturing and delivery schedules, (10) bankruptcy of or loss of major dealers, retail customers or suppliers, (11) product liability or other litigation, warranty claims or returns of products, (12) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives, (13) acquisitions and/or dispositions of dealerships by NMHG, (14) changes mandated by federal, state and other regulation, including health, safety or environmental legislation and (15) the ability of NMHG to obtain future financing on reasonable terms or at all.
HBB: (1) changes in the sales prices, product mix or levels of consumer purchases of small electric appliances, (2) changes in consumer retail and credit markets, (3) bankruptcy of or loss of major retail customers or suppliers, (4) changes in costs, including transportation costs, of sourced products, (5) delays in delivery of sourced products, (6) changes in, or unavailability of quality or cost effective, suppliers, (7) exchange rate fluctuations, changes in the foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which HBB buys, operates and/or sells products, (8) product liability, regulatory actions or other litigation, warranty claims or returns of products, (9) customer acceptance of, changes in costs of, or delays in the development of new products, (10) increased competition, including consolidation within the industry, (11) changes mandated by federal, state and other regulation, including health, safety or environmental legislation, (12) the ability of HBB and its customers and suppliers to access credit in the current economic and market environment and (13) the ability of HBB to obtain future financing on reasonable terms or at all.
KC: (1) changes in gasoline prices, weather conditions, the level of consumer confidence and disposable income as a result of the downturn in the economy or other events or other conditions that may adversely affect the number of customers visiting Kitchen Collection® and Le Gourmet Chef® stores, (2) changes in the sales prices, product mix or levels of consumer purchases of kitchenware, small electric appliances and gourmet foods, (3) changes in costs, including transportation costs, of inventory, (4) delays in delivery or the unavailability of inventory, (5) customer acceptance of new products and (6) increased competition.
NACoal: (1) weather conditions, extended power plant outages or other events that would change the level of customers’ coal or limerock requirements, (2) weather or equipment problems that could affect coal or limerock deliveries to customers, (3) changes in mining permit requirements that could affect deliveries to customers, (4) changes in costs related to geological conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (5) costs to pursue and develop new mining opportunities, including costs in connection with NACoal’s joint ventures, (6) changes in tax laws or regulatory requirements, including changes in power plant emission regulations and health, safety or environmental legislation, (7) changes in the power industry that would affect demand for NACoal’s reserves, (8) the ability of NACoal’s utility customers to access credit markets to maintain current liquidity and (9) the ability to renew existing contracts on favorable terms or at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See pages 80, F-13, F-26, F-27, F-28 and F-29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of the Company’s derivative hedging policies and use of financial instruments. There have been no material changes in the Company’s market risk exposures since December 31, 2009.
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
Changes in internal control over financial reporting: During the first quarter of 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1 Legal Proceedings
     None
Item 1A Risk Factors
     No changes
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3 Defaults Upon Senior Securities
     None
Item 4 Reserved
Item 5 Other Information
     None
Item 6 Exhibits
     Incorporated by reference to the Exhibit Index on page 48 of this Quarterly Report on Form 10-Q.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NACCO Industries, Inc.
(Registrant)

Date: May 5, 2010	/s/ Kenneth C. Schilling
Kenneth C. Schilling
Vice President and Controller (principal financial and accounting officer)

Exhibit Index

Exhibit
Number*	Description of Exhibits
10.1	Amendment No. 3 to The North American Coal Corporation Value Appreciation Plan for Years 2006 to 2015 (Amended and Restated Effective January 1, 2008)

10.2	The Hamilton Beach Brands, Inc. 2010 Annual Incentive Compensation Plan

10.3	Amendment No. 3 to The NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan for the Period from January 1, 2000 through December 31, 2007 (As Amended and Restated as of December 31, 2007)

10.4	Amendment No. 2 to the NACCO Materials Handling Group, Inc. Excess Retirement Plan (Effective January 1, 2008)

10.5	Amendment No. 2 to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (As Amended and Restated Effective as of April 24, 2009)

10.6	The NACCO Materials Handling Group, Inc. 2010 Annual Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on March 30, 2010, Commission File Number 1-9172.

31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31(i)(2)	Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and Kenneth C. Schilling

*	Numbered in accordance with Item 601 of Regulation S-K.