Form 10-Q
period 2010-09-30
NACCO INDUSTRIES INC
filed 2010-11-03
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

YES ☐ NO ☑

Number of shares of Class A Common Stock outstanding at October 29, 2010: 6,736,228
Number of shares of Class B Common Stock outstanding at October 29, 2010: 1,596,296

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30 2010	DECEMBER 31 2009
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$215.9	$256.2
Accounts receivable, net	411.4	315.0
Inventories, net	454.3	336.7
Deferred income taxes	26.7	23.4
Prepaid expenses and other	64.0	35.0
Current assets of discontinued operations	—	1.3
Total Current Assets	1,172.3	967.6

Property, Plant and Equipment, Net	274.3	323.9
Coal Supply Agreement and Other Intangibles, Net	60.6	63.5
Long-term Deferred Income Taxes	6.8	11.8
Other Non-current Assets	103.4	121.9
Total Assets	$1,617.4	$1,488.7

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$415.2	$271.7
Revolving credit agreements - not guaranteed by the parent company	7.5	9.5
Current maturities of long-term debt - not guaranteed by the parent company	20.0	22.4
Accrued payroll	47.5	44.3
Accrued warranty	26.0	27.9
Deferred revenue	11.7	12.5
Other current liabilities	109.0	89.1
Current liabilities of discontinued operations	—	1.9
Total Current Liabilities	636.9	479.3

Long-term Debt - not guaranteed by the parent company	363.5	377.6
Pension and other Postretirement Obligations	79.7	98.5
Other Long-term Liabilities	127.7	136.2
Total Liabilities	1,207.8	1,091.6

Stockholders' Equity
Common stock:
Class A, par value $1 per share, 6,736,228 shares outstanding (2009 - 6,694,380 shares outstanding)	6.7	6.7
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,596,296 shares outstanding (2009 - 1,599,356 shares outstanding)	1.6	1.6
Capital in excess of par value	18.1	16.1
Retained earnings	441.4	413.3
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	26.6	34.8
Deferred gain (loss) on cash flow hedging	(9.9)	3.5
Pension and postretirement plan adjustment	(75.2)	(79.4)
Total Stockholders' Equity	409.3	396.6

Noncontrolling Interest	0.3	0.5
Total Equity	409.6	397.1

Total Liabilities and Equity	$1,617.4	$1,488.7

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2010	2009	2010	2009
	(In millions, except per share data)
Revenues	$664.9	$527.8	$1,821.3	$1,623.0
Cost of sales	534.8	433.7	1,462.4	1,350.2
Gross Profit	130.1	94.1	358.9	272.8
Earnings of unconsolidated mines	11.3	10.5	31.3	30.8
Operating Expenses
Selling, general and administrative expenses	105.2	94.6	303.8	280.9
Restructuring charges (reversals)	—	6.9	(1.9)	9.1
(Gain) loss on sale of assets	1.9	(5.9)	2.3	(8.1)
Loss on sale of businesses	2.2	—	2.4	—
	109.3	95.6	306.6	281.9
Operating Profit	32.1	9.0	83.6	21.7
Other income (expense)
Interest expense	(7.0)	(8.3)	(20.7)	(24.3)
Unsuccessful merger costs	(6.1)	(0.1)	(13.0)	(0.9)
Other	0.4	0.7	1.4	2.4
	(12.7)	(7.7)	(32.3)	(22.8)
Income (Loss) Before Income Taxes	19.4	1.3	51.3	(1.1)
Income tax provision	6.1	5.7	10.4	11.3
Income (Loss) From Continuing Operations	13.3	(4.4)	40.9	(12.4)
Discontinued operations, net of tax	—	0.4	—	0.7
Net Income (Loss)	13.3	(4.0)	40.9	(11.7)
Net loss attributable to noncontrolling interest	0.2	0.1	0.2	0.3
Net Income (Loss) Attributable to Stockholders	$13.5	$(3.9)	$41.1	$(11.4)

Amounts Attributable to Stockholders
Income (loss) from continuing operations, net of tax	$13.5	$(4.3)	$41.1	$(12.1)
Discontinued operations, net of tax	—	0.4	—	0.7
Net Income (Loss) Attributable to Stockholders	$13.5	$(3.9)	$41.1	$(11.4)

Comprehensive Income	$26.2	$1.4	$23.7	$25.1

Basic Earnings (Loss) per Share Attributable to Stockholders:
Continuing operations	$1.62	$(0.52)	$4.94	$(1.46)
Discontinued operations	—	0.05	—	0.08
Basic Earnings (Loss) per Share	$1.62	$(0.47)	$4.94	$(1.38)
Diluted Earnings (Loss) per Share Attributable to Stockholders:
Continuing operations	$1.62	$(0.52)	$4.93	$(1.46)
Discontinued operations	—	0.05	—	0.08
Diluted Earnings (Loss) per Share	$1.62	$(0.47)	$4.93	$(1.38)

Dividends per Share	$0.5225	$0.5175	$1.5625	$1.5500

Basic Weighted Average Shares Outstanding	8.332	8.291	8.327	8.289

Diluted Weighted Average Shares Outstanding	8.346	8.291	8.338	8.289

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30
	2010	2009
	(In millions)
Operating Activities
Net income (loss)	$40.9	$(11.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	38.6	38.7
Amortization of deferred financing fees	1.8	1.5
Deferred income taxes	3.4	9.5
Restructuring charges (reversals)	(1.9)	9.1
(Gain) loss on sale of assets	2.3	(8.1)
Loss on sale of businesses	2.4	—
Other non-current liabilities	(21.6)	(23.1)
Other	(6.0)	(9.7)
Working capital changes, excluding the effect of business dispositions:
Accounts receivable	(91.2)	138.0
Inventories	(112.1)	107.2
Other current assets	(10.6)	1.5
Accounts payable	146.5	(103.1)
Other current liabilities	11.9	(75.2)
Net cash provided by operating activities - continuing operations	4.4	74.6
Net cash provided by operating activities - discontinued operations	—	1.8
Net cash provided by operating activities	4.4	76.4

Investing Activities
Expenditures for property, plant and equipment	(17.7)	(23.8)
Proceeds from the sale of assets	17.2	13.3
Proceeds from the sale of businesses	3.0	—
Other	(1.4)	(3.6)
Net cash provided by (used for) investing activities	1.1	(14.1)

Financing Activities
Additions to long-term debt	6.7	8.5
Reductions of long-term debt	(30.3)	(33.9)
Net additions to revolving credit agreements	0.9	20.0
Cash dividends paid	(13.0)	(12.9)
Financing fees paid	(3.4)	—
Net cash used for financing activities - continuing operations	(39.1)	(18.3)
Net cash used for financing activities - discontinued operations	—	(0.1)
Net cash used for financing activities	(39.1)	(18.4)

Effect of exchange rate changes on cash	(6.7)	5.3

Cash and Cash Equivalents
Increase (decrease) for the period	(40.3)	49.2
Balance at the beginning of the period	256.2	138.3
Balance at the end of the period	$215.9	$187.5

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	NINE MONTHS ENDED
	SEPTEMBER 30
	2010	2009
	(In millions, except per share data)
Stockholders' Equity:
Class A Common Stock	$6.7	$6.7

Class B Common Stock	1.6	1.6

Capital in Excess of Par Value
Beginning balance	16.1	14.4
Stock-based compensation	1.6	0.4
Shares issued under stock compensation plans	0.4	0.2
Noncontrolling interest share of contributions to joint venture	—	(0.4)
	18.1	14.6

Retained Earnings
Beginning balance	413.3	399.3
Net income (loss) attributable to stockholders	41.1	(11.4)
Cash dividends on Class A and Class B common stock:
2010 $1.5625 per share	(13.0)	—
2009 $1.5500 per share	—	(12.9)
	441.4	375.0

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(41.1)	(65.3)
Foreign currency translation adjustment	(8.2)	19.1
Current period cash flow hedging activity	(5.4)	9.3
Reclassification of hedging activity into earnings	(8.0)	4.7
Current period pension and postretirement plan activity	(0.1)	—
Reclassification of pension and postretirement activity into earnings	4.3	3.4
	(58.5)	(28.8)
Total Stockholders' Equity	409.3	369.1

Noncontrolling Interest
Beginning balance	0.5	0.2
Net loss	(0.2)	(0.3)
Noncontrolling interest share of contributions to joint venture	—	0.4
Total Noncontrolling Interest	0.3	0.3

Total Equity	$409.6	$369.4

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of NACCO Industries, Inc. (the “parent company” or “NACCO”) and its wholly owned subsidiaries (collectively, “NACCO Industries, Inc. and Subsidiaries” or the “Company”). Intercompany accounts and transactions are eliminated in consolidation. Also included is Shanghai Hyster Forklift Ltd., a 73% owned joint venture of NMHG Holding Co. (“NMHG”) in China. The Company's subsidiaries operate in the following principal industries: lift trucks, small appliances, specialty retail and mining. The Company manages its subsidiaries primarily by industry.

NMHG designs, engineers, manufactures, sells and services a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names, primarily to independent Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Mexico, Italy, Brazil, The Netherlands, China, Japan, the Philippines and Vietnam. Hamilton Beach Brands, Inc. (“HBB”) is a leading designer, marketer and distributor of small electric household appliances, as well as commercial products for restaurants, bars and hotels. The Kitchen Collection, Inc. (“KC”) is a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States. The North American Coal Corporation and its affiliated coal companies (collectively, “NACoal”) mine and market coal primarily as fuel for power generation and provide selected value-added mining services for other natural resources companies.

During 2009, NACoal completed the sale of certain assets of the Red River Mining Company (“Red River”). The financial position, results of operations and cash flows of Red River are reflected as discontinued operations in the accompanying unaudited condensed consolidated financial statements.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 2010 and the results of its operations for the three and nine months ended September 30, 2010 and 2009 and the results of its cash flows and changes in equity for the nine months ended September 30, 2010 and 2009 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements.

Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2010. Because the HBB and KC businesses are seasonal, a majority of revenues and operating profit typically occurs in the second half of the calendar year when sales of small electric household appliances to retailers and consumers increase significantly for the fall holiday-selling season. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Note 2 - Recently Issued Accounting Standards

Accounting Standards Adopted in 2010:

On January 1, 2010, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) for accounting for transfers of financial assets. The guidance requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. The guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The guidance also requires enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets and a transferor's continuing involvement with transferred financial assets. The adoption of the guidance did not have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.

On January 1, 2010, the Company adopted authoritative guidance issued by the FASB on the consolidation of variable interest entities. The guidance changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The guidance requires an ongoing assessment of whether an entity is the primary beneficiary of a variable interest entity and eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The guidance also requires additional disclosures regarding a company's involvement with variable interest entities, any significant changes in risk exposure due to that involvement and how the company's involvement with a variable interest entity affects the company's financial statements. The adoption of the guidance did not have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.

Accounting Standards Not Yet Adopted:

In October 2009, the FASB issued authoritative guidance on multiple-deliverable revenue arrangements, which is effective for the Company on January 1, 2011 for new revenue arrangements or material modifications to existing agreements. The guidance amends the criteria for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements. The Company is currently evaluating the effect the adoption of the guidance will have on its financial position, results of operations, cash flows and related disclosures.

In July 2010, the FASB issued authoritative guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses, which is effective for the Company on December 31, 2010. The guidance requires additional disclosures that facilitate financial statement users' evaluation of: (a) the nature of credit risk inherent in the entity's portfolio of financing receivables; (b) how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (c) the changes and reasons for those changes in the allowance for credit losses. In addition, the guidance amends current requirements to include additional disclosures about financing receivables, including: (a) credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables; (b) the aging of past due financing receivables at the end of the reporting period by class of financing receivables; and (c) the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. The Company does not expect the adoption of the guidance to have a material effect on its financial position, results of operations, cash flows or related disclosures.

Reclassifications: Certain amounts in the prior periods' unaudited condensed consolidated financial statements have been reclassified to conform to the current period's presentation.

Note 3 - Restructuring and Related Programs

During 2009, NMHG's management approved a plan to close its facility in Modena, Italy and consolidate its activities into NMHG's facility in Masate, Italy. These actions were taken to further reduce NMHG's manufacturing capacity to more appropriate levels. As a result, NMHG recognized a charge of approximately $5.6 million during 2009. Of this amount, $5.3 million related to severance and $0.3 million related to lease impairment. During the first nine months of 2010, $1.9 million of the accrual was reversed as a result of a reduction in the expected amount to be paid to former employees due to the finalization of an agreement with the Italian government. Payments of $0.9 million and $0.1 million were made for severance and lease termination respectively, during the first nine months of 2010. Payments related to this restructuring program are expected to continue through 2012. No further charges related to this plan are expected.

During 2008 and 2009, based on the decline in economic conditions, NMHG's management reduced its number of employees worldwide. As a result, NMHG recognized a charge of approximately $6.3 million in 2008 and $3.4 million in 2009 related to severance. In addition, $1.1 million of the accrual was reversed during 2009 as a result of a reduction in the expected amount paid to employees. Severance payments of $1.4 million were made during the first nine months of 2010. Payments are expected to continue through 2011. No further charges related to this plan are expected.

During 2009, NMHG's management approved a plan for a reduction in the number of employees in Asia-Pacific due to the sale of certain assets of NMHG's fleet services business and wholly owned Hyster® retail dealerships in Australia. As a result,

NMHG recognized a charge of approximately $2.7 million during 2009. Of this amount, $2.1 million related to severance, $0.5 million related to lease termination costs and $0.1 million related to other costs of the restructuring. In addition, $0.8 million of the severance accrual was reversed during 2009 as a result of a reduction in the expected number of employees receiving severance payments. Payments of $0.1 million, $0.4 million and $0.1 million were made for severance, lease termination and other costs, respectively, during the first nine months of 2010. No further charges or payments related to this plan are expected.

Following is the detail of the cash charges related to the NMHG programs:

	Total charges expected to be incurred	Total charges incurred through December 31, 2009	Reversals in the nine months ended September 30, 2010
NMHG Americas
Severance	$3.3	$3.3	$—
	$3.3	$3.3	$—
NMHG Europe
Severance	$7.6	$9.5	$(1.9)
Lease termination	0.3	0.3	—
	$7.9	$9.8	$(1.9)
NMHG Other
Severance	$2.4	$2.4	$—
Lease termination	0.5	0.5	—
Other	0.1	0.1	—
	$3.0	$3.0	$—
Total charges (reversals)	$14.2	$16.1	$(1.9)

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

	Severance	Lease Impairment	Other	Total
Balance at January 1, 2010	$7.9	$0.8	$0.1	$8.8
Reversal	(1.9)	—	—	(1.9)
Payments	(2.4)	(0.5)	(0.1)	(3.0)
Foreign currency effect	(0.5)	(0.1)	—	(0.6)
Balance at September 30, 2010	$3.1	$0.2	$—	$3.3

Note 4 - Inventories

Inventories are summarized as follows:

	SEPTEMBER 30 2010	DECEMBER 31 2009
Manufactured inventories:
Finished goods and service parts - NMHG	$129.9	$110.0
Raw materials and work in process - NMHG	166.0	116.1
Total manufactured inventories	295.9	226.1
Sourced inventories - HBB	109.3	67.0
Retail inventories:
NMHG	16.6	15.9
KC	57.0	57.0
Total retail inventories	73.6	72.9
Total inventories at FIFO	478.8	366.0
Coal - NACoal	8.4	5.0
Mining supplies - NACoal	10.3	11.2
Total inventories at weighted average	18.7	16.2
NMHG LIFO reserve	(43.2)	(45.5)
	$454.3	$336.7

The cost of certain manufactured inventories at NMHG, including service parts, has been determined using the last-in-first-out (“LIFO”) method. At September 30, 2010 and December 31, 2009, 30% and 35%, respectively, of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation. During the three and nine months ended September 30, 2010 and 2009, reductions in LIFO inventories at NMHG resulted in liquidations of LIFO inventory layers carried at lower costs compared with current year purchases. The income statement effect of such liquidations on “Cost of sales” during the three and nine months ended September 30, 2010 was a benefit of $0.4 million and $1.7 million, respectively. This compares with a benefit of $3.5 million and $10.0 million during the three and nine months ended September 30, 2009, respectively.

Note 5 - Current and Long-Term Financing

On June 30, 2010, NMHG entered into an amended and restated credit agreement for a $150.0 million secured revolving line of credit (the "NMHG Facility”). The obligations under the NMHG Facility are secured by a first lien on the cash and cash equivalents, accounts receivable and inventory of NMHG. The approximate book value of NMHG's assets held as collateral under the NMHG Facility was $510 million as of September 30, 2010.

The maximum availability under the NMHG Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the NMHG Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the NMHG Facility. A portion of the availability can be denominated in British pounds or euros. Borrowings bear interest at a floating rate which can be a base rate or LIBOR (London Interbank Offered Rate) plus a margin. The applicable margins, effective September 30, 2010, for domestic base rate loans and LIBOR loans were 2.25% and 3.25%, respectively. The applicable margin, effective September 30, 2010, for foreign overdraft loans was 3.50%. The NMHG Facility also requires the payment of a fee of 0.75% per annum on the unused commitment.

At September 30, 2010, the excess availability under the NMHG Facility was $85.1 million, which reflects underlying collateral availability of $137.1 million reduced by a $10.0 million excess availability requirement, $22.9 million for a foreign credit facility commitment in Australia, $10.7 million in Europe for a reserve for preferential claims and $8.4 million for letters of credit. If commitments or availability under these facilities are increased, availability under the NMHG Facility will be reduced.

There were no borrowings outstanding under the NMHG Facility at September 30, 2010. The domestic and foreign floating rates of interest applicable to the NMHG Facility on September 30, 2010 were 5.50% and a range of 3.50% to 4.50%, respectively, including the applicable floating rate margin. The NMHG Facility expires in June 2014.

The NMHG Facility includes restrictive covenants, which, among other things, limit the payment of dividends to NACCO. Subject to achieving availability thresholds, dividends to NACCO are limited to the larger of $5.0 million or 50% of the preceding year's net income for NMHG. The NMHG Facility also requires NMHG to maintain a minimum excess availability during the term of the agreement and achieve a maximum leverage ratio and a minimum fixed charge coverage ratio, in certain circumstances, as defined in the NMHG Facility. At September 30, 2010, NMHG was in compliance with the covenants in the NMHG Facility.

NMHG incurred fees and expenses of $3.2 million in the first nine months of 2010 related to the amended and restated NMHG Facility. These fees were deferred and are being amortized as interest expense over the term of the NMHG Facility.

On April 29, 2010, KC entered into a credit agreement for a $25.0 million secured revolving line of credit that expires in April 2013 (the “KC Facility”), which replaced the prior facility. The KC Facility can be extended at KC's option for an additional year, subject to the lender's consent, and will automatically increase to $30.0 million before April 29, 2011. The obligations under the KC Facility are secured by substantially all assets of KC. The approximate book value of KC's assets held as collateral under the KC Facility was $75 million as of September 30, 2010.

The availability is derived from a borrowing base formula using KC's eligible inventory and eligible credit card accounts receivable, as defined in the KC Facility. At September 30, 2010, the borrowing base was $22.5 million. Borrowings outstanding under the KC Facility were $3.6 million at September 30, 2010. Therefore, at September 30, 2010, the excess availability under the KC Facility was $18.9 million.

Borrowings bear interest at a floating rate, which can be either a base rate or LIBOR, as defined in the KC Facility, plus an applicable margin. The applicable margins, effective September 30, 2010, for base rate and LIBOR loans were 1.75% and 2.75%, respectively. The floating rate of interest applicable to the KC Facility was 3.63% at September 30, 2010, including the floating rate margin. The KC Facility also requires a fee of 0.50% per annum on the unused commitment.

The KC Facility allows for the payment of dividends to NACCO, subject to certain restrictions based on availability and meeting a fixed charge coverage ratio as described in the KC Facility.

KC incurred fees and expenses of $0.4 million in the first nine months of 2010 related to the amended and restated KC Facility. These fees were deferred and are being amortized as interest expense over the term of the KC Facility.

Note 6 - Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account subsidiary credit risk. At September 30, 2010, the fair value of revolving credit agreements and long-term debt, excluding capital leases, was $363.1 million compared with the book value of $389.4 million. At December 31, 2009, the fair value of revolving credit agreements and long-term debt, excluding capital leases, was $341.5 million compared with the book value of $403.5 million.

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

The Company periodically enters into foreign currency exchange contracts that do not meet the criteria for hedge accounting. These derivatives are used to reduce the Company's exposure to foreign currency risk related to forecasted purchase or sales transactions or forecasted intercompany cash payments or settlements. Gains and losses on these derivatives are included on the line “Cost of sales” or “Other” in the “Other income (expense)” section of the Unaudited Condensed Consolidated Statements of Operations.

Cash flows from hedging activities are reported in the Unaudited Condensed Consolidated Statements of Cash Flows in the same classification as the hedged item, generally as a component of cash flows from operations.

The Company measures its derivatives at fair value on a recurring basis using significant observable inputs, which is Level 2 as defined in the fair value hierarchy. The Company uses a present value technique that incorporates the LIBOR swap curve, foreign currency spot rates and foreign currency forward rates to value its derivatives, including its interest rate swap agreements and foreign currency exchange contracts, and also incorporates the effect of its subsidiary and counterparty credit risk into the valuation. The fair value of derivative assets was $1.2 million and $1.4 million at September 30, 2010 and December 31, 2009, respectively. The fair value of derivative liabilities was $21.7 million and $22.3 million at September 30, 2010 and December 31, 2009, respectively.

Foreign Currency Derivatives: NMHG and HBB held forward foreign currency exchange contracts with total notional amounts of $207.0 million and $22.1 million, respectively, at September 30, 2010, primarily denominated in euros, British pounds, Japanese yen, Australian dollars, Canadian dollars, Swedish kroner, Mexican pesos, Brazilian Real and Chinese renminbi. NMHG and HBB held forward foreign currency exchange contracts with total notional amounts of $173.0 million and $10.0 million, respectively, at December 31, 2009, primarily denominated in British pounds, euros, Japanese yen, Australian dollars, Canadian dollars, Swedish kroner and Mexican pesos. The fair value of these contracts approximated a net liability of $0.5 million and $0.1 million at September 30, 2010 and December 31, 2009, respectively.

Forward foreign currency exchange contracts that qualify for hedge accounting are used to hedge transactions expected to occur within the next twelve months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at September 30, 2010, $1.4 million of the amount included in OCI at September 30, 2010 is expected to be reclassified as income into the Consolidated Statement of Operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: NMHG and HBB have interest rate swap agreements that hedge interest payments on their term loan agreements. The following table summarizes the notional amounts, related rates and remaining terms of interest rate swap agreements active at September 30, 2010 and December 31, 2009:

	Notional Amount		Average Fixed Rate
	SEPTEMBER 30 2010	DECEMBER 31 2009	SEPTEMBER 30 2010	DECEMBER 31 2009	Remaining Term at September 30, 2010
NMHG	$206.5	$206.5	4.5%	4.3%	Various, extending to May 2012
HBB	$89.0	$84.0	4.8%	4.7%	Various, extending to May 2012
NACoal	$—	$15.0	—%	5.7%	No active agreements

In addition to the interest rate swap agreements reflected in the table, at September 30, 2010, NMHG holds certain contracts that begin on various dates starting in May 2011 and extend to various dates through February 2013. These contracts increase the notional amount to $311.0 million at September 30, 2010, but the amount outstanding at any one time will not exceed the balance of the NMHG term loan agreement. In addition to the interest rate swap agreements reflected in the table, at September 30, 2010, HBB holds certain contracts that begin on various dates starting in June 2011 and extend to various dates through June 2013. These contracts increase the notional amount to $139.0 million at September 30, 2010, but the amount outstanding at any one time will not exceed the balance of the HBB term loan agreement. The fair value of all interest rate swap agreements was a net liability of $20.0 million and $20.8 million at September 30, 2010 and December 31, 2009, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at September 30, 2010, $7.4 million of the amount included in OCI is expected to be reclassified as expense into the Consolidated Statement of Operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements. The interest rate swap agreements held by NMHG and HBB on September 30, 2010 are expected to continue to be effective as hedges.

The following table summarizes the fair value of derivative instruments reflected on a gross basis at September 30, 2010 and December 31, 2009 as recorded in the Unaudited Condensed Consolidated Balance Sheets:

	Asset Derivatives			Liability Derivatives
		SEPTEMBER 30 2010	DECEMBER 31 2009		SEPTEMBER 30 2010	DECEMBER 31 2009
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments

Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$6.6	$4.8
Long-term	Other long-term liabilities	—	—	Other long-term liabilities	13.4	15.8

Foreign currency exchange contracts
Current	Prepaid expenses and other	1.3	1.9	Prepaid expenses and other	1.0	0.2
	Other current liabilities	0.9	0.6	Other current liabilities	1.9	2.2

Total derivatives designated as hedging instruments		$2.2	$2.5		$22.9	$23.0
Derivatives not designated as hedging instruments

Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$—	$0.2

Foreign currency exchange contracts
Current	Prepaid expenses and other	1.3	—	Prepaid expenses and other	0.5	0.3
	Other current liabilities	0.7	0.2	Other current liabilities	1.3	0.1
Total derivatives not designated as hedging instruments		$2.0	$0.2		$1.8	$0.6
Total derivatives		$4.2	$2.7		$24.7	$23.6

The following table summarizes the pre-tax impact of derivative instruments for the three and nine months ended September 30 as recorded in the Unaudited Condensed Consolidated Statements of Operations:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)				Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)				Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	THREE MONTHS		NINE MONTHS			THREE MONTHS		NINE MONTHS			THREE MONTHS		NINE MONTHS
Derivatives in Cash Flow Hedging Relationships	2010	2009	2010	2009		2010	2009	2010	2009		2010	2009	2010	2009
Interest rate swap agreements	$(2.6)	$(4.1)	$(7.6)	$(3.8)	Interest expense	$(3.1)	$(2.9)	$(8.9)	$(7.5)	N/A	$—	$—	$—	$—
Foreign currency exchange contracts	(1.4)	(2.8)	(0.5)	10.8	Cost of sales	5.0	1.7	13.6	2.4	N/A	—	—	—	—
Total gain (loss)	$(4.0)	$(6.9)	$(8.1)	$7.0		$1.9	$(1.2)	$4.7	$(5.1)		$—	$—	$—	$—

		Amount of Gain or (Loss) Recognized in Income on Derivative
		THREE MONTHS		NINE MONTHS
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	2010	2009	2010	2009
Interest rate swap agreements	Other	$—	$0.2	$0.2	$0.5

	Cost of sales
Foreign currency exchange contracts	or Other	(1.3)	(3.4)	(1.5)	(8.6)

Total loss		$(1.3)	$(3.2)	$(1.3)	$(8.1)

Note 7 - Unconsolidated Subsidiaries and Equity Investments

Seven of NACoal's wholly owned subsidiaries, The Coteau Properties Company, The Falkirk Mining Company, The Sabine Mining Company (collectively, the “project mining subsidiaries”), Demery Resources Company, LLC (“Demery”), Caddo Creek Resources Company, LLC (“Caddo Creek”), Camino Real Fuels, LLC (“Camino Real”) and Liberty Fuels Company, LLC (“Liberty”) each meet the definition of a variable interest entity. The project mining subsidiaries were developed between 1974 and 1981 and operate lignite coal mines under long-term contracts with various utility customers. The contracts with the project mining subsidiaries' utility customers allow each mine to sell lignite coal at a price based on actual cost plus an agreed pre-tax profit per ton. These project mining subsidiaries are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed. The obligations of the project mining subsidiaries are without recourse to NACCO and NACoal. Demery, Caddo Creek, Camino Real and Liberty were formed during 2008 and 2009 to develop, construct and operate surface mines under long-term contracts. The contracts with the customers of these mines allow for reimbursement of all costs plus a management fee. The taxes resulting from earnings of these seven entities are solely the responsibility of the Company. Although NACoal owns 100% of the equity and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities or absorb any expected losses without additional support from the customers. The customers have a controlling financial interest and have the power to direct the activities that most significantly affect the economic performance of the entities. As a result, NACoal is not the primary beneficiary and therefore does not consolidate these entities' financial position or results of operations. The pre-tax income from the unconsolidated mines is reported on the line “Earnings of unconsolidated mines” in the Unaudited Condensed Consolidated Statements of Operations, with related taxes included in the provision for income taxes. The Company has included the pre-tax earnings of the unconsolidated mines above operating profit as they are an integral component of the Company's business and operating results. The investment in the unconsolidated mines and related tax asset was $20.1 million and $17.3 million at September 30, 2010 and December 31, 2009, respectively, and is included on the line “Other Non-current Assets” in the Unaudited Condensed Consolidated Balance Sheets. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $3.7 million and $3.5 million at September 30, 2010 and December 31, 2009, respectively.

Summarized financial information for the unconsolidated mines is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2010	2009	2010	2009
Revenues	$117.8	$118.5	$338.9	$322.9
Gross profit	$18.5	$18.3	$52.8	$49.6
Income before income taxes	$11.3	$10.5	$31.3	$30.8
Income from continuing operations	$8.5	$7.7	$23.7	$23.6
Net income	$8.5	$7.7	$23.7	$23.6

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

NMHG has a 50% ownership interest in Sumitomo NACCO Materials Handling Company, Ltd. (“SN”), a limited liability company which was formed primarily for the manufacture and distribution of Sumitomo-Yale- and Shinko-branded lift trucks in Japan and the export of Hyster®- and Yale®-branded lift trucks and related components and service parts outside of Japan. NMHG purchases products from SN under normal trade terms based on current market prices. NMHG's ownership in SN is also accounted for using the equity method of accounting.

The Company's percentage share of the net income or loss from its equity investments in NFS and SN are reported on the line “Other” in the “Other income (expense)” section of the Unaudited Condensed Consolidated Statements of Operations. The Company's equity investments are included on the line “Other Non-current Assets” in the Unaudited Condensed Consolidated Balance Sheets. At September 30, 2010 and December 31, 2009, NMHG's investment in NFS was $11.4 million and $13.9 million, respectively, and NMHG's investment in SN was $26.2 million and $25.8 million, respectively.

Summarized financial information for these two NMHG equity investments is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2010	2009	2010	2009
Revenues	$86.3	$71.4	$243.4	$213.9
Gross profit	$25.5	$17.2	$71.8	$58.9
Income (loss) from continuing operations	$1.2	$(0.6)	$2.5	$0.5
Net income (loss)	$1.2	$(0.6)	$2.5	$0.5

Note 8 - Guarantees and Contingencies

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

Under various financing arrangements for certain customers, including independently owned retail dealerships, NMHG provides guarantees of the residual values of lift trucks or recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which NMHG is providing a guarantee generally range from one to five years. Total guarantees and amounts subject to standby recourse or repurchase obligations at September 30, 2010 and December 31, 2009 were $207.5 million and $140.2 million, respectively. The increase from December 31, 2009 is primarily related to the guarantees entered into in conjunction with the sale of certain Australian operations during the first nine months of 2010. As of September 30, 2010, losses anticipated under the terms of the guarantees, standby recourse or repurchase obligations were $5.8 million and reserves have been provided for such losses based on historical experience in the accompanying unaudited condensed consolidated financial statements. NMHG generally retains a security interest in the related assets financed such that, in the event NMHG would become obligated under the terms of the guarantees, standby recourse or repurchase obligations, NMHG would take title to the assets financed. The fair value of collateral held at September 30, 2010 was approximately $227.9 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities in which it has provided guarantees, standby recourse or repurchase obligations. As of September 30, 2010, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, based upon the economic environment, there can be no assurance that the risk may not increase in the future. In addition, NMHG has an agreement with GECC to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $40.5 million of guarantees for these certain eligible dealers are limited to 7.5% of their original loan balance, or $11.8 million as of September 30, 2010. The $40.5 million is included in the $207.5 million of total amounts subject to guarantees, standby recourse or repurchase obligations at September 30, 2010.

Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within GECC may necessitate providing guarantees, standby recourse or repurchase obligations of the lift trucks purchased by customers and financed through NFS. At September 30, 2010, approximately $105.8 million of the Company's total guarantees, standby recourse or repurchase obligations of $207.5 million related to transactions with NFS. In addition, in connection with the joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS' debt with GECC, such that NMHG would become liable under the terms of NFS' debt agreements with GECC in the case of default by NFS. At September 30, 2010, the amount of NFS' debt guaranteed by NMHG was $148.2 million. NFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods. However, NMHG is monitoring the effect of the economic environment on NFS and GECC.

NMHG provides a standard warranty on its lift trucks, generally for six to twelve months or 1,000 to 2,000 hours. For certain components in some series of lift trucks, NMHG provides a standard warranty of two to three years or 4,000 to 5,000 hours. HBB provides a standard warranty to consumers for all of its products. The specific terms and conditions of those warranties vary depending upon the product brand. In general, if a product is returned under warranty, a refund is provided to the consumer by HBB's customer, the retailer. Generally, the retailer returns those products to HBB for a credit. The Company estimates the costs which may be incurred under its standard warranty programs and records a liability for such costs at the time product revenue is recognized.

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2010
Balance at January 1	$38.5
Warranties issued	25.4
Settlements made	(26.9)
Foreign currency effect	(0.6)
Balance at September 30	$36.4

Note 9 - Income Taxes

The income tax provision includes U.S. federal, state and local, and foreign income taxes and is based on the application of a forecasted annual income tax rate applied to the current quarter's year-to-date pre-tax income or loss. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company's annual earnings, taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the Company's ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates and certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated effective annual income tax rate. Additionally, the Company's interim effective income tax rate is computed and applied without regard to pre-tax losses where such losses are not expected to generate a current-year tax benefit as reflected in the interim adjustment line in the table below.

A reconciliation of the Company's consolidated federal statutory and effective income tax is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2010	2009	2010	2009
Income (loss) before income taxes:	$19.4	$1.3	$51.3	$(1.1)

Statutory taxes (benefit) at 35%	$6.8	$0.5	$18.0	$(0.4)

Interim adjustment	1.5	7.0	1.6	13.3
Discrete items:
NMHG sale of foreign investments	(0.4)	—	(2.4)	—
NMHG change in tax law	—	—	(1.8)	—
Other	(0.5)	(1.6)	(0.3)	(1.2)
	(0.9)	(1.6)	(4.5)	(1.2)
Other permanent items:
NACoal percentage depletion	(1.3)	(0.2)	(3.6)	0.2
Foreign tax rate differential	(1.4)	(0.1)	(4.4)	0.1
Valuation allowance	1.0	0.1	1.8	(0.6)
Other	0.4	—	1.5	(0.1)
	(1.3)	(0.2)	(4.7)	(0.4)

Income tax provision	$6.1	$5.7	$10.4	$11.3

Effective income tax rate	31.4%	(a)	20.3%	(a)

(a)	The effective income tax rate is not meaningful.

The effective income tax rate for the three and nine months ended September 30, 2009 was not meaningful primarily due to the interim accounting adjustment to exclude pre-tax losses not expected to generate a tax benefit for the full year from the effective income tax rate.

During the first nine months of 2010, NMHG sold investments in subsidiaries in Australia and Europe for pre-tax losses of $0.2 million and $2.2 million, respectively. Due to the difference between the book basis and tax basis of the investments in each subsidiary, the Company recognized tax benefits related to the sales during the first nine months of 2010.

During the second quarter of 2010, the Company recognized a tax benefit for the reduction in a required reserve for uncertain tax positions related to certain foreign tax law changes which became effective and reduced the statute of limitations for certain items.

Note 10 - Retirement Benefit Plans

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

The Company also maintains health care and life insurance plans that provide benefits to eligible retired employees. These plans have no assets. Under the Company's current policy, benefits under these plans are funded at the time they are due to participants. Effective January 1, 2010, NMHG eliminated its retiree life insurance plan for non-union retirees. Effective June 30, 2010, the parent company eliminated its subsidized retiree medical plan. Effective September 1, 2010, HBB eliminated its retiree life insurance plan. Accordingly, the Company recognized a gain of approximately $0.9 million during the first nine months of 2010 due to the HBB and parent company plan terminations.

The components of pension and postretirement (income) expense are set forth below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2010	2009	2010	2009
U.S. Pension
Service cost	$—	$—	$—	$0.2
Interest cost	1.9	2.1	5.9	6.3
Expected return on plan assets	(2.1)	(2.1)	(6.4)	(6.6)
Amortization of actuarial loss	1.2	1.2	3.6	3.6
Amortization of prior service cost (credit)	—	0.1	(0.2)	0.1
Total	$1.0	$1.3	$2.9	$3.6

Non-U.S. Pension
Service cost	$0.4	$0.4	$1.2	$1.0
Interest cost	1.8	1.7	5.3	5.0
Expected return on plan assets	(2.2)	(2.1)	(6.5)	(6.0)
Amortization of actuarial loss	0.7	0.4	2.2	1.2
Amortization of prior service credit	(0.1)	(0.1)	(0.1)	(0.1)
Amortization of transition obligation	0.1	0.1	0.1	0.1
Total	$0.7	$0.4	$2.2	$1.2

Postretirement
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.1	0.2	0.3	0.5
Amortization of prior service credit	—	(0.1)	(0.3)	(0.2)
Plan amendments	—	—	(0.7)	—
Total	$0.1	$0.1	$(0.6)	$0.4

Note 11 - Business Segments

NACCO is a holding company with the following principal subsidiaries: NMHG, HBB, KC and NACoal. See Note 1 for a discussion of the Company's industries and product lines. NACCO's non-operating segment, NACCO and Other, includes the accounts of the parent company and Bellaire Corporation.

Based on the sale of most of NMHG's retail dealer operations, the information submitted to the Company's chief operating decision maker was changed during the first quarter of 2010. Therefore, NACCO changed its reportable segments to include the following three management units: NMHG Americas, NMHG Europe and NMHG Other. NMHG Americas includes its operations in the United States, Canada, Mexico, Brazil and Latin America. NMHG Europe includes its operations in Europe, the Middle East and Africa. NMHG Other includes NMHG's corporate headquarters, its remaining wholly owned dealerships and its immaterial operating segments, which include operations in the Asia-Pacific region. Certain amounts are allocated to these geographic management units and are included in the segment results presented below, including product development costs, corporate headquarters expenses, information technology infrastructure costs, NACCO management fees, and debt and interest expense, which are determined by NMHG's corporate headquarters and not directly incurred by the geographic operations. In addition, other costs are incurred directly by these geographic management units based upon the location of the manufacturing plant or sales units, including manufacturing variances, product liability, warranty and sales discounts, which may not be associated with the geographic management unit of the ultimate end user sales location where revenues and margins are reported. Therefore, the reported results of each NMHG segment cannot be considered stand-alone entities as all NMHG reportable segments are inter-related and integrate into a single global NMHG business. Historical results have been revised to reflect the change in reportable segments within NMHG.

Financial information for each of NACCO's reportable segments is presented in the following table. The line “Eliminations” in the revenues section eliminates revenues from HBB sales to KC. The amounts of these revenues are based on current market prices of similar third-party transactions. No other sales transactions occur among reportable segments. Other transactions among reportable segments are recognized based on current market prices of similar third-party transactions.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2010	2009	2010	2009
Revenues from external customers
NMHG
NMHG Americas	$295.2	$197.4	$783.3	$612.6
NMHG Europe	110.5	80.3	314.4	289.2
NMHG Other	37.2	50.7	134.1	177.7
	442.9	328.4	1,231.8	1,079.5

HBB	133.3	118.9	339.2	320.3
KC	47.5	48.3	131.2	128.6
NACoal	42.4	32.9	122.3	97.0
NACCO and Other	—	—	—	—
Eliminations	(1.2)	(0.7)	(3.2)	(2.4)
Total	$664.9	$527.8	$1,821.3	$1,623.0

Operating profit (loss)
NMHG
NMHG Americas	$15.2	$3.6	$31.5	$8.9
NMHG Europe	(0.4)	(18.5)	2.3	(38.9)
NMHG Other	(6.6)	(5.5)	(5.5)	(4.7)
	8.2	(20.4)	28.3	(34.7)

HBB	10.9	13.5	26.1	27.7
KC	0.1	0.6	(5.7)	(6.3)
NACoal	15.0	16.7	41.7	38.9
NACCO and Other	(2.0)	(1.4)	(6.8)	(4.0)
Eliminations	(0.1)	—	—	0.1
Total	$32.1	$9.0	$83.6	$21.7

Net income (loss) attributable to stockholders
NMHG
NMHG Americas	$8.5	$1.2	$16.6	$2.9
NMHG Europe	(1.1)	(16.0)	(0.2)	(34.2)
NMHG Other	(3.6)	(7.6)	2.7	(12.7)
	3.8	(22.4)	19.1	(44.0)

HBB	5.6	6.9	12.8	13.0
KC	(0.1)	0.3	(3.7)	(4.2)
NACoal	11.0	11.4	30.4	29.3
NACCO and Other	(6.1)	(1.5)	(14.4)	(4.4)
Eliminations	(0.7)	1.4	(3.1)	(1.1)
Total	$13.5	$(3.9)	$41.1	$(11.4)

	SEPTEMBER 30 2010	DECEMBER 31 2009
Total assets
NMHG
NMHG Americas	$559.8	$438.5
NMHG Europe	334.8	295.6
NMHG Other	117.9	180.0
	1,012.5	914.1

HBB	269.3	217.8
KC	76.1	81.9
NACoal	272.4	266.6
NACCO and Other	70.3	105.1
Eliminations	(83.2)	(96.8)
Total	$1,617.4	$1,488.7

At September 30, 2010 and December 31, 2009, NMHG Americas total assets included $103.3 million and $66.2 million, respectively, of cash. For the same periods, NMHG Europe had $35.4 million and $80.2 million, respectively, of cash.

Note 12 - Other Events and Transactions

During the second quarter of 2010, NACoal received and recorded $7.6 million, which is included on the line “Revenues” in the Unaudited Condensed Consolidated Statement of Operations, related to the reimbursement from Mississippi Power Company for previously recognized costs for pre-development activities. NACoal also received $3.5 million related to Mississippi Power Company's purchase of permit assets which approximated NACoal's book value.

In addition, NACoal expects to sell an additional $23.1 million of assets, primarily a dragline, to Mississippi Power Company upon the resolution of certain contingencies. The sale of these assets is expected to occur in late 2010 or 2011. As a result, these assets have been classified as held-for-sale and are included on the line “Prepaid expenses and other” in the Unaudited Condensed Consolidated Balance Sheet at September 30, 2010.

NACoal's contract at San Miguel Lignite Mine (“San Miguel”) expires at the end of 2010. During the second quarter of 2010, NACoal responded to San Miguel Electric's “Request for Proposal” to operate the mine beyond 2010 but was not selected. NACoal is currently planning for the transition of the mine operations to another mining company. NACoal does not expect to incur significant costs or recognize any impairment of assets as part of the wind-down of this contract. Under the current contract, revenues generated by San Miguel were $30 to $50 million per year and were primarily for contractually reimbursable costs. Net income generated by San Miguel has been less than $1.0 million per year under the current contract.

During the third quarter of 2010, NACoal sold the majority of the assets of its investment in Great American Energy for cash proceeds of $11.2 million, which is included on the line "Proceeds from the sale of assets" in the Unaudited Condensed Consolidated Statement of Cash Flows.

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

NMHG Holding Co. (“NMHG”) designs, engineers, manufactures, sells and services a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names, primarily to independent Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Mexico, Italy, Brazil, The Netherlands, China, Japan, the Philippines and Vietnam. Hamilton Beach Brands, Inc. (“HBB”) is a leading designer, marketer and distributor of small electric household appliances primarily in the United States, Canada, Mexico and Latin America, as well as commercial products for restaurants, bars and hotels. The Kitchen Collection, Inc. (“KC”) is a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States. The North American Coal Corporation and its affiliated coal companies (collectively, “NACoal”) mine and market coal primarily as fuel for power generation and provide selected value-added mining services for other natural resources companies primarily in the United States. Coal is delivered from NACoal's developed mines in Mississippi, North Dakota and Texas to adjacent or nearby power plants. Dragline mining services are provided for independently owned limerock quarries in Florida.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Please refer to the discussion of the Company's Critical Accounting Policies and Estimates as disclosed on pages 38 through 40 in the Company's Annual Report on Form 10-K for the year ended December 31, 2009. The Company's Critical Accounting Policies and Estimates have not materially changed from December 31, 2009.

NACCO MATERIALS HANDLING GROUP

FINANCIAL REVIEW

The results of operations for NMHG were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2010	2009	2010	2009
Revenues
Americas	$295.2	$197.4	$783.3	$612.6
Europe	110.5	80.3	314.4	289.2
Other	37.2	50.7	134.1	177.7
	$442.9	$328.4	$1,231.8	$1,079.5
Operating profit (loss)
Americas	$15.2	$3.6	$31.5	$8.9
Europe	(0.4)	(18.5)	2.3	(38.9)
Other	(6.6)	(5.5)	(5.5)	(4.7)
	$8.2	$(20.4)	$28.3	$(34.7)

Interest expense	$(4.3)	$(4.7)	$(12.5)	$(14.3)
Other income (expense)	$0.8	$0.8	$2.4	$2.4
Net income (loss) attributable to stockholders	$3.8	$(22.4)	$19.1	$(44.0)
Effective income tax rate	23.4%	7.4%	(a)	4.9%

(a)	The effective income tax rate is not meaningful.

See discussion of the consolidated effective income tax rate in Note 9 of the unaudited condensed consolidated financial statements.

Third Quarter of 2010 Compared with Third Quarter of 2009

The following table identifies the components of change in revenues for the third quarter of 2010 compared with the third quarter of 2009:

Revenues
2009	$328.4
Increase (decrease) in 2010 from:
Unit volume and product mix	121.4
Parts	10.9
Other	6.7
Sale of certain operations	(17.4)
Foreign currency	(7.1)
2010	$442.9

Revenues increased 34.9% to $442.9 million in the third quarter of 2010 compared with $328.4 million in the third quarter of 2009, primarily as a result of an increase in units and parts volume in the Americas and Europe. Worldwide new unit shipments increased in the third quarter of 2010 to 15,434 from shipments of 9,382 in the third quarter of 2009. The increase in unit volume was partially offset by the sale of certain retail and rental operations in Australia and Europe in the first nine months of 2010 and during 2009 and by unfavorable foreign currency movements as the euro weakened against the U.S. dollar and the British pound.

The following table identifies the components of change in operating profit (loss) for the third quarter of 2010 compared with the third quarter of 2009:

Operating Profit (Loss)
2009	$(20.4)
Restructuring programs	6.9
Loss on sale of assets	0.9
(12.6)
(Increase) decrease in 2010 from:
Gross profit	22.8
Foreign currency	8.9
Other selling, general and administrative expenses	(7.2)
Other	(0.3)
11.6

Loss on sale of certain operations	(3.4)
2010	$8.2

NMHG recognized operating profit of $8.2 million in the third quarter of 2010 compared with an operating loss of $20.4 million in the third quarter of 2009. The increase was primarily due to improved gross profit, favorable foreign currency movements primarily from the strengthening of the Brazilian Real against the U.S. dollar and the absence of restructuring charges in Europe recognized in the third quarter of 2009. The improvement in gross profit was mainly a result of higher sales volumes and margins on units and parts and lower manufacturing variances due to higher production levels in 2010, partially offset by increased material and freight costs. The improvement in operating profit (loss) was partially offset by higher selling, general and administrative expenses, primarily as a result of higher employee-related expenses from the partial restoration of compensation and benefits, which were reduced in 2009, and a larger loss on the sale of certain operations in Australia and Europe during the third quarter of 2010.

NMHG recognized net income attributable to stockholders of $3.8 million in the third quarter of 2010 compared with a net loss attributable to stockholders of $22.4 million in the third quarter of 2009. The increase was primarily a result of the improvement in operating profit (loss) partially offset by higher income tax expense.

Backlog

NMHG's worldwide backlog level was approximately 24,500 units at September 30, 2010 compared with approximately 13,200 units at September 30, 2009 and approximately 21,700 units at June 30, 2010.

First Nine Months of 2010 Compared with First Nine Months of 2009

The following table identifies the components of change in revenues for the first nine months of 2010 compared with the first nine months of 2009:

Revenues
2009	$1,079.5
Increase (decrease) in 2010 from:
Unit volume and product mix	156.8
Parts	25.2
Other	11.9
Foreign currency	8.0
Sale of certain operations	(49.6)
2010	$1,231.8

Revenues increased 14.1% to $1,231.8 million in the first nine months of 2010 compared with $1,079.5 million in the first nine months of 2009, primarily as a result of an increase in units and parts volume in the Americas and Europe and favorable foreign currency movements due to the strengthening of the Australian dollar and Brazilian Real against the U.S. dollar. The increase in revenue was partially offset by lower sales of higher-priced trucks in the Americas, Europe and Asia-Pacific and the sale of certain retail and rental operations in Australia and Europe during the first nine months of 2010 and in 2009.

The following table identifies the components of change in operating profit (loss) for the first nine months of 2010 compared with the first nine months of 2009:

Operating Profit (Loss)
2009	$(34.7)
Restructuring programs	9.1
Loss on sale of assets	0.5
(25.1)
Increase (decrease) in 2010 from:
Gross profit	45.9
Foreign currency	22.8
Other	2.3
Other selling, general and administrative expenses	(15.3)
30.6

Loss on sale of certain operations	(4.2)
Restructuring programs	1.9
2010	$28.3

NMHG recognized operating profit of $28.3 million in the first nine months of 2010 compared with an operating loss of $34.7 million in the first nine months of 2009. The increase was primarily due to improved gross profit and favorable foreign currency movements, primarily in Europe. Gross profit improved mainly as a result of higher sales volumes and margins on units and parts and lower manufacturing variances due to higher production levels in 2010. In addition, a reversal of a restructuring charge in Europe in the first nine months of 2010 that had been previously recognized and the absence of a restructuring charge taken in the first nine months of 2009 favorably affected operating profit. The increase was partially offset by higher selling, general and administrative expenses primarily as a result of higher employee-related expenses from the partial restoration of compensation and benefits, which were reduced in 2009, and a larger loss on the sale of certain operations in Australia and Europe during the first nine months of 2010.

NMHG recognized net income attributable to stockholders of $19.1 million in the first nine months of 2010 compared with a net loss attributable to stockholders of $44.0 million in the first nine months of 2009. The increase was primarily a result of the improvement in operating profit (loss).

Restructuring Programs

During 2009, NMHG's management approved a plan to close its facility in Modena, Italy and consolidate its activities into NMHG's facility in Masate, Italy. These actions were taken to further reduce NMHG's manufacturing capacity to more appropriate levels. As a result, NMHG recognized a charge of approximately $5.6 million during 2009. Of this amount, $5.3 million related to severance and $0.3 million related to lease impairment. During the first nine months of 2010, $1.9 million of the accrual was reversed as a result of a reduction in the expected amount to be paid to former employees due to the finalization of an agreement with the Italian government. Payments of $0.9 million and $0.1 million were made for severance and lease termination, respectively, during the first nine months of 2010. Payments related to this restructuring program are expected to continue through 2012. No further charges related to this plan are expected.

Benefits from this restructuring program are expected to be approximately $0.7 million for the remainder of 2010 and $3.3 million in 2011 and annually thereafter.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the nine months ended September 30:

	2010	2009	Change
Operating activities:
Net income (loss)	$18.9	$(44.3)	$63.2
Depreciation and amortization	25.8	26.9	(1.1)
Other	(20.3)	1.6	(21.9)
Working capital changes, excluding the effects of business dispositions:
Accounts receivable	(80.1)	132.8	(212.9)
Inventories	(67.3)	137.7	(205.0)
Accounts payable and other liabilities	124.8	(184.1)	308.9
Other	15.1	(1.4)	16.5
Net cash provided by operating activities	16.9	69.2	(52.3)

Investing activities:
Expenditures for property, plant and equipment	(6.3)	(4.4)	(1.9)
Proceeds from the sale of assets	0.5	11.0	(10.5)
Proceeds from the sale of businesses	3.0	—	3.0
Other	0.1	0.3	(0.2)
Net cash provided by (used for) investing activities	(2.7)	6.9	(9.6)

Cash flow before financing activities	$14.2	$76.1	$(61.9)

Net cash provided by operating activities decreased $52.3 million in the first nine months of 2010 compared with the first nine months of 2009 primarily as a result of the change in working capital and other non-cash items partially offset by the improvement in net income (loss). During 2010, working capital was significantly affected as sales have begun to recover from the low levels experienced in 2009 and, as a result, accounts receivable, inventory and accounts payable have increased. In addition, 2009 working capital was significantly affected by large decreases in accounts receivable, inventory and accounts payable as sales and inventory purchases declined significantly. The reduction in other non-cash items was due primarily to changes in deferred taxes and the absence of restructuring charges recognized during 2009.

Net cash provided by (used for) investing activities decreased primarily as a result of the absence of proceeds from the sale of assets, mainly from the sale of certain assets in Asia-Pacific, the manufacturing facility in Irvine, Scotland and the intercompany sale of an airplane to NACCO during the first nine months of 2009. The decrease was partially offset by proceeds from the sale of certain retail businesses in the first nine months of 2010.

	2010	2009	Change
Financing activities:
Net reductions of long-term debt and revolving credit agreements	$(17.6)	$(1.8)	$(15.8)
Cash dividends paid to NACCO	(5.0)	—	(5.0)
Capital contribution from NACCO	—	35.0	(35.0)
Intercompany loans	—	(35.0)	35.0
Financing fees paid	(3.0)	—	(3.0)
Net cash used for financing activities	$(25.6)	$(1.8)	$(23.8)

The increase in net cash used for financing activities during the first nine months of 2010 compared with the first nine months of 2009 was primarily due to higher repayments of long-term debt and revolving credit agreements in the first nine months of 2010 compared with the first nine months of 2009, a $5.0 million dividend to NACCO during the first nine months of 2010, and the payment of financing fees during the first nine months of 2010 for the refinancing of its revolving credit agreement.

Financing Activities

NMHG's primary financing is provided by a $150.0 million secured floating-rate revolving credit facility (the “NMHG Facility”) and a term loan facility (the “NMHG Term Loan”). The obligations under the NMHG Facility are secured by a first lien on the cash and cash equivalents, accounts receivable and inventory of NMHG. The approximate book value of NMHG's assets held as collateral under the NMHG Facility was $510 million as of September 30, 2010.

The maximum availability under the NMHG Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the NMHG Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the NMHG Facility. A portion of the availability can be denominated in British pounds or euros. Borrowings bear interest at a floating rate which can be a base rate or LIBOR (London Interbank Offered Rate) plus a margin. The applicable margins, effective September 30, 2010, for domestic base rate loans and LIBOR loans were 2.25% and 3.25%, respectively. The applicable margin, effective September 30, 2010, for foreign overdraft loans was 3.50%. The NMHG Facility also requires the payment of a fee of 0.75% per annum on the unused commitment.

At September 30, 2010, the excess availability under the NMHG Facility was $85.1 million, which reflects underlying collateral availability of $137.1 million reduced by a $10.0 million excess availability requirement, $22.9 million for a foreign credit facility commitment in Australia, $10.7 million in Europe for a reserve for preferential claims and $8.4 million for letters of credit. If commitments or availability under these facilities are increased, availability under the NMHG Facility will be reduced.

There were no borrowings outstanding under the NMHG Facility at September 30, 2010. The domestic and foreign floating rates of interest applicable to the NMHG Facility on September 30, 2010 were 5.50% and a range of 3.50% to 4.50%, respectively, including the applicable floating rate margin. The NMHG Facility expires in June 2014.

The NMHG Facility includes restrictive covenants, which, among other things, limit the payment of dividends to NACCO. Subject to achieving availability thresholds, dividends to NACCO are limited to the larger of $5.0 million or 50% of the preceding year's net income for NMHG. The NMHG Facility also requires NMHG to maintain a minimum excess availability during the term of the agreement and achieve a maximum leverage ratio and a minimum fixed charge coverage ratio, in certain circumstances, as defined in the NMHG Facility. At September 30, 2010, NMHG was in compliance with the covenants in the NMHG Facility.

During 2006, NACCO Materials Handling Group, Inc. (“NMHG Inc.”), a wholly owned subsidiary of NMHG, entered into the NMHG Term Loan that provided for term loans up to an aggregate principal amount of $225.0 million, which mature in 2013. The term loans require quarterly payments in an amount equal to 1% of the original principal per year for the first six years, with the remaining balance to be paid in four equal installments in the seventh year. At September 30, 2010, there was $215.4 million outstanding under the NMHG Term Loan.

Borrowings under the NMHG Term Loan are guaranteed by NMHG and substantially all of NMHG's domestic subsidiaries. The obligations of the guarantors under the NMHG Term Loan are secured by a first lien on all of the domestic machinery, equipment and real property owned by NMHG Inc. and each guarantor and a second lien on all of the collateral securing the obligations of NMHG under the NMHG Facility. The approximate book value of NMHG's assets held as collateral under the NMHG Term Loan was $610 million as of September 30, 2010, which includes the book value of the assets securing the NMHG Facility.

Outstanding borrowings under the NMHG Term Loan bear interest at a variable rate that, at NMHG Inc.'s option, will be either LIBOR or a floating rate, as defined in the NMHG Term Loan, plus an applicable margin. The applicable margin is subject to adjustment based on a leverage ratio. The weighted average interest rate on the amount outstanding under the NMHG Term Loan at September 30, 2010 was 2.20%.

In addition to the amount outstanding under the NMHG Term Loan and the NMHG Facility, NMHG had borrowings of approximately $16.3 million at September 30, 2010 under various working capital facilities.

The NMHG Term Loan includes restrictive covenants, which, among other things, limit the payment of dividends to NACCO. Subject to achieving availability thresholds, dividends to NACCO are limited to the larger of $5.0 million or 50% of the preceding year's net income for NMHG. The NMHG Term Loan also requires NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum leverage ratio and minimum fixed charge coverage ratio tests. At

September 30, 2010, NMHG was in compliance with the covenants in the NMHG Term Loan.

NMHG believes funds available from cash on hand at NMHG and the Company, the NMHG Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments until the expiration of the NMHG Facility in June 2014.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2009, except for a reduction of approximately $75 million in operating leases primarily due to the sale of certain retail and rental operations in Australia and Europe, there have been no significant changes in the total amount of NMHG's contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported on page 52 in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Capital Expenditures

Expenditures by NMHG for property, plant and equipment were $6.3 million during the first nine months of 2010. Capital expenditures are estimated to be an additional $9.2 million for the remainder of 2010. Planned expenditures for the remainder of 2010 are primarily for product development and improvements to NMHG's facilities and information technology infrastructure. The principal sources of financing for these capital expenditures will be internally generated funds and bank borrowings.

Capital Structure

NMHG's capital structure is presented below:

	SEPTEMBER 30 2010	DECEMBER 31 2009	Change
Cash and cash equivalents	$145.1	$163.2	$(18.1)
Other net tangible assets	302.6	290.8	11.8
Net assets	447.7	454.0	(6.3)
Total debt	(233.1)	(246.4)	13.3
Total equity	$214.6	$207.6	$7.0

Debt to total capitalization	52%	54%	(2)%

The $11.8 million increase in other net tangible assets during the first nine months of 2010 was primarily attributable to higher accounts receivable from increased revenue, an increase in inventory as a result of higher demand, a reduction in pension obligations primarily due to changes in foreign currency exchange rates and contributions made during 2010 and a reduction in product liability and derivative accruals during the first nine months of 2010. The increase was partially offset by an increase in accounts payable to fund the higher levels of inventory, a decrease in property, plant and equipment primarily from depreciation in excess of additions, a decrease in net intercompany tax receivables and an increase in other current liabilities mainly due to an increase in employee-related accruals from the partial restoration of compensation and benefits, which were reduced in 2009, and an increase in the fair market value of derivative liabilities.

Total equity increased $7.0 million in the first nine months of 2010, primarily as a result of $19.1 million of net income attributable to stockholders and $12.7 million of non-cash capital contributions from NACCO. These items were partially offset by a $19.6 million increase in accumulated other comprehensive loss, mainly due to changes in the cash flow hedging and cumulative foreign currency translation amounts, and a $5.0 million dividend to NACCO in the first nine months of 2010.

OUTLOOK

NMHG expects global market levels for units and parts volumes to continue to improve in the fourth quarter of 2010 compared with the fourth quarter of 2009. All markets are expected to continue to grow at moderate rates during the fourth quarter. As a result, NMHG expects increased bookings compared with the fourth quarter of 2009. Unit shipment levels and parts sales are also expected to increase in the fourth quarter of 2010 compared with the fourth quarter of 2009.

NMHG took several actions in late 2008 and during 2009 to respond to depressed market conditions. These included reductions in force, a plant closure in Italy, capital expenditure restraints, planned plant shutdowns, restrictions on travel and spending, suspension of incentive compensation and profit-sharing programs, wage freezes and salary and benefit reductions. A portion of the salary reductions and the incentive compensation programs were reinstated during the first nine months of 2010. Remaining salary reductions have been fully restored in the fourth quarter of 2010. Further, with market demand at improved levels, NMHG is increasing its plant workforce by adding workers and shifts for certain manufacturing operations during the fourth quarter of 2010 to meet expected ongoing demand and to reduce lead times.

NMHG anticipates material costs, particularly steel, to continue to increase in the fourth quarter of 2010 and into 2011. As a result, price increases on selected models were announced during the second and fourth quarters of 2010, which, in combination with additional increases, if needed, are expected over time to offset the effect of increased commodity costs.

NMHG's new electric-rider lift truck program and warehouse, internal combustion engine and big truck product development programs are progressing as planned. The new electric-rider lift truck program is bringing a full line of newly designed products to market. NMHG introduced the 2- to 3-ton four-wheel electric lift truck in Europe in early 2010 and the 1- to 2-ton three-wheel electric cushion-tire lift truck and 1- to 2-ton four-wheel electric pneumatic lift truck in the Americas during the second quarter of 2010. NMHG expects to launch three additional series of electric-rider lift trucks in 2011, one in the Americas and two in Europe. NMHG also introduced a new 5,000 pound base-model internal combustion engine lift truck aimed at the medium duty segment of the market in the Americas in July 2010. The remaining trucks in this series are expected to be completely rolled out by 2012. All of these new products are expected to help improve revenues and enhance operating margins. In the context of these new product introductions, NMHG will continue to focus on enhancing distribution effectiveness and capitalizing on its product cost position to gain additional market share.

Overall, market improvements anticipated in the fourth quarter of 2010 are expected to generate increased profitability in the fourth quarter of 2010 compared with the fourth quarter of 2009. Cash flow before financing activities for the full year 2010 is expected to be significant, but substantially lower than 2009 because the working capital reductions in 2009 related to lower business activity will not be repeated in 2010.

HAMILTON BEACH BRANDS, INC.

HBB's business is seasonal, and a majority of revenues and operating profit typically occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday-selling season.

FINANCIAL REVIEW

The results of operations for HBB were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2010	2009	2010	2009
Revenues	$133.3	$118.9	$339.2	$320.3
Operating profit	$10.9	$13.5	$26.1	$27.7
Interest expense	$(1.8)	$(2.3)	$(5.4)	$(6.6)
Other income (expense)	$—	$(0.1)	$(0.2)	$—
Net income	$5.6	$6.9	$12.8	$13.0

Effective income tax rate	38.5%	37.8%	37.6%	38.4%

Third Quarter of 2010 Compared with Third Quarter of 2009

The following table identifies the components of change in revenues for the third quarter of 2010 compared with the third quarter of 2009:

Revenues
2009	$118.9
Increase (decrease) in 2010 from:
Unit volume and product mix	17.0
Foreign currency	1.0
Average sales price	(3.6)
2010	$133.3

Revenues increased 12.1% to $133.3 million in the third quarter of 2010 compared with $118.9 million in the third quarter of 2009 primarily due to increased unit sales volumes of products at lower average selling prices mainly in the U.S. consumer retail market.

The following table identifies the components of change in operating profit for the third quarter of 2010 compared with the third quarter of 2009:

Operating Profit
2009	$13.5
Increase (decrease) in 2010 from:
Other selling, general and administrative expenses	(2.8)
Foreign currency	(0.6)
Gross profit	0.8
2010	$10.9

HBB's operating profit decreased to $10.9 million in the third quarter of 2010 compared with $13.5 million in the third quarter of 2009. Operating profit decreased primarily as a result of an increase in selling, general and administrative expenses and unfavorable foreign currency movements, partially offset by an improvement in gross profit. Other selling, general and administrative expenses increased mainly due to higher employee-related expenses primarily as a result of the full restoration of certain compensation and benefits that were reduced during the first nine months of 2009. The increase in gross profit was mainly due to higher unit sales volumes partially offset by lower average selling prices.

HBB recognized net income of $5.6 million in the third quarter of 2010 compared with $6.9 million in the third quarter of 2009. The decrease in net income was primarily due to the decrease in operating profit in the third quarter of 2010 compared with the third quarter of 2009.

First Nine Months of 2010 Compared with First Nine Months of 2009

The following table identifies the components of change in revenues for the first nine months of 2010 compared with the first nine months of 2009:

Revenues
2009	$320.3
Increase (decrease) in 2010 from:
Unit volume and product mix	23.3
Foreign currency	4.6
Average sales price	(9.0)
2010	$339.2

Revenues increased 5.9% to $339.2 million in the first nine months of 2010 compared with $320.3 million in the first nine months of 2009 primarily due to an increase in unit sales volumes in the U.S., Mexican and Latin American consumer retail markets reflecting higher demand than in the first nine months of 2009, and favorable foreign currency movements caused by a strengthening Canadian dollar and Mexican peso. The increase in revenues was partially offset by lower average selling prices.

The following table identifies the components of change in operating profit for the first nine months of 2010 compared with the first nine months of 2009:

Operating Profit
2009	$27.7
Increase (decrease) in 2010 from:
Other selling, general and administrative expenses	(9.2)
Foreign currency	(1.2)
Gross profit	8.8
2010	$26.1

HBB's operating profit decreased to $26.1 million in the first nine months of 2010 compared with $27.7 million in the first nine months of 2009. Operating profit decreased as a result of higher selling, general and administrative expenses mainly due to higher employee-related expenses primarily as a result of the full restoration of certain compensation and benefits that were reduced in the first nine months of 2009 and unfavorable foreign currency movements. The decrease was almost completely offset by higher gross profit mainly due to lower product costs and higher unit sales volumes partially offset by lower average selling prices.

HBB recognized net income of $12.8 million in the first nine months of 2010 compared with $13.0 million in the first nine months of 2009. Net income was reduced in the first nine months of 2010 primarily from the decrease in operating profit, which was almost completely offset by lower interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the nine months ended September 30:

	2010	2009	Change
Operating activities:
Net income	$12.8	$13.0	$(0.2)
Depreciation and amortization	2.2	2.2	—
Other	(2.9)	(2.2)	(0.7)
Working capital changes	(3.2)	8.0	(11.2)
Net cash provided by operating activities	8.9	21.0	(12.1)

Investing activities:
Expenditures for property, plant and equipment	(1.7)	(1.5)	(0.2)
Net cash used for investing activities	(1.7)	(1.5)	(0.2)

Cash flow before financing activities	$7.2	$19.5	$(12.3)

Net cash provided by operating activities decreased $12.1 million primarily due to the change in working capital in the first nine months of 2010 compared with the first nine months of 2009. The change in working capital was primarily the result of a larger increase in inventory due to higher expected demand in the holiday-selling season of 2010 compared with 2009, an increase in accounts receivable in the first nine months of 2010 compared with a decrease in the first nine months of 2009 due to higher sales and a decrease in other current liabilities in the first nine months of 2010 primarily due to the payment of incentive compensation and a decrease in the derivative liability in the first nine months of 2010. These items were partially offset by an increase in accounts payable primarily due to the increase in inventory.

	2010	2009	Change
Financing activities:
Reductions to long-term debt and revolving credit agreements	$(0.9)	$(3.0)	$2.1
Net cash used for financing activities	$(0.9)	$(3.0)	$2.1

Net cash used for financing activities decreased $2.1 million due to lower payments made on borrowings during the first nine months of 2010 compared with the first nine months of 2009.

Financing Activities

HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires July 2012. The obligations under the HBB Facility are secured by a first lien on the accounts receivable and inventory of HBB and a second lien on all of the other assets of HBB. The approximate book value of HBB's assets held as collateral for the first and second lien under the HBB Facility was $270 million as of September 30, 2010.

The HBB Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable, as defined in the HBB Facility. Adjustments to reserves, including derivative reserves, will change the eligible borrowing base. A portion of the availability is denominated in Canadian dollars to provide funding to HBB's Canadian subsidiary. Borrowings bear interest at a floating rate, which can be either a base rate, LIBOR or bankers' acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective September 30, 2010, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.00%, respectively. The applicable margins, effective September 30, 2010, for base rate and bankers' acceptance loans denominated in Canadian dollars were 0.50% and 1.00%, respectively. The HBB Facility also requires a fee of 0.20% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on average excess availability.

At September 30, 2010, the borrowing base under the HBB Facility was $104.1 million. There were no borrowings outstanding under the HBB Facility at September 30, 2010. The floating rate of interest applicable to the HBB Facility at September 30, 2010 was 1.29% including the floating rate margin.

The HBB Facility includes restrictive covenants that, among other things, set limitations on additional indebtedness (other than indebtedness under the HBB Facility and HBB Term Loan (defined below)), investments, asset sales and the payment of dividends to NACCO. Subject to achieving availability thresholds, annual dividends to NACCO are limited to $5.0 million plus 50% of HBB's net income since the effective date of the amendment to the HBB Facility in 2007. The HBB Facility also requires HBB to meet minimum fixed charge ratio tests in certain circumstances. At September 30, 2010, HBB was in compliance with the covenants in the HBB Facility.

During 2007, HBB entered into a term loan agreement (the “HBB Term Loan”) that provided for term loans up to an aggregate principal amount of $125.0 million. Borrowings outstanding under the HBB Term Loan were $115.1 million at September 30, 2010. The term loans require quarterly principal payments in an amount equal to 1% of the original principal amount per year for the term of the loan, with the remaining balance to be paid at maturity in May 2013. Prior to maturity, the term loans are subject to mandatory prepayments from the proceeds of the issuance of certain indebtedness, certain asset sales and 50% of excess cash flow, as defined in the HBB Term Loan. The obligations of HBB under the HBB Term Loan are secured by a second lien on accounts receivable and inventory and a first lien on all of the other assets of HBB. The approximate book value of HBB's assets held as collateral for the first and second lien under the HBB Term Loan was $270 million as of September 30, 2010.

The term loans bear interest at a floating rate that, at HBB's option, can be either a base rate or LIBOR, as defined in the HBB Term Loan, plus an applicable margin. The applicable margins, effective September 30, 2010, for base rate loans and LIBOR loans were 1.00% and 2.00%, respectively. The applicable margins are subject to quarterly adjustment based on a leverage ratio. The weighted average interest rate on the amount outstanding under the HBB Term Loan was 2.37% at September 30, 2010.

The HBB Term Loan contains restrictive covenants substantially similar to those in the HBB Facility that, among other things, limit the amount of dividends HBB may declare and pay and the incurrence of indebtedness (other than indebtedness under the HBB Facility). Dividends to NACCO are limited to $5.0 million plus 50% of HBB's net income since the closing date of the HBB Term Loan in 2007. The HBB Term Loan also requires HBB to meet certain financial tests, including, but not limited to, maximum total leverage ratio and minimum fixed charge coverage ratio tests. At September 30, 2010, HBB was in compliance with the covenants in the HBB Term Loan.

HBB believes funds available from cash on hand at HBB and the Company, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the HBB Facility expires in July 2012.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2009, there have been no significant changes in the total amount of HBB's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 61 in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Capital Expenditures

Expenditures for property, plant and equipment were $1.7 million for the first nine months of 2010 and are estimated to be an additional $0.8 million for the remainder of 2010. These planned capital expenditures are primarily for tooling for new products. These expenditures are expected to be funded from internally generated funds.

Capital Structure

Working capital is significantly affected by the seasonality of HBB's business. The following is a discussion of the changes in HBB's capital structure at September 30, 2010 compared with both September 30, 2009 and December 31, 2009.

September 30, 2010 Compared with September 30, 2009

	SEPTEMBER 30 2010	SEPTEMBER 30 2009	Change
Cash and cash equivalents	$40.4	$23.5	$16.9
Other net tangible assets	77.0	67.4	9.6
Net assets	117.4	90.9	26.5
Total debt	(115.3)	(116.6)	1.3
Total equity (deficit)	$2.1	$(25.7)	$27.8

Debt to total capitalization	(a)	(a)	(a)

(a)	Debt to total capitalization is not meaningful.

Other net tangible assets increased $9.6 million from September 30, 2009 to September 30, 2010, primarily due to an increase in accounts receivable mainly as a result of higher sales, a decrease in other long-term liabilities primarily due to pension contributions in the first nine months of 2010 and an increase in inventory primarily attributable to higher expected demand in the holiday-selling season of 2010 compared with 2009. These items were partially offset by an increase in accounts payable mainly as a result of the increase in inventory.

Total equity (deficit) increased primarily due to HBB's net income of $25.9 million during the twelve months ended September 30, 2010 and a $4.9 million decrease in accumulated other comprehensive loss. This increase was partially offset by a $3.0 million dividend paid to NACCO during the fourth quarter of 2009.

September 30, 2010 Compared with December 31, 2009

	SEPTEMBER 30 2010	DECEMBER 31 2009	Change
Cash and cash equivalents	$40.4	$34.1	$6.3
Other net tangible assets	77.0	69.4	7.6
Net assets	117.4	103.5	13.9
Total debt	(115.3)	(116.3)	1.0

Total equity (deficit)	$2.1	$(12.8)	$14.9

Debt to total capitalization	(a)	(a)	(a)

(a)	Debt to total capitalization is not meaningful.

Other net tangible assets increased $7.6 million during the first nine months of 2010 primarily from an increase in inventory due to the seasonality of the business, a reduction in the pension obligation due to contributions made in the first nine months of 2010 and a decrease in other current liabilities, primarily from a reduction in accrued payroll from payments made in the first nine months of 2010 for incentive compensation accrued at December 31, 2009. The increase was partially offset by an increase in accounts payable primarily due to the increase in inventory for the fall holiday-selling season.

Total equity (deficit) increased mainly as a result of HBB's net income of $12.8 million and a $2.1 million decrease in accumulated other comprehensive loss during the first nine months of 2010.

OUTLOOK

The small kitchen appliance market in which HBB participates continues to recover. HBB has secured strong placements and promotional programs for the holiday-selling season and is moderately optimistic that markets for its consumer goods will strengthen further in the remainder of 2010 compared with 2009. HBB continues to focus on strengthening its market position through product innovation, promotions and branding programs, together with appropriate levels of advertising for HBB's highly successful Brewstation® coffee maker and Stay-or-Go® slow cooker product lines. In addition, HBB is launching a line of Melitta-branded beverage appliances during the fourth quarter of 2010. These products, as well as other new product introductions in the pipeline for 2010, are expected to increase revenues. Accordingly, HBB anticipates revenues for the fourth quarter of 2010 to be higher than the fourth quarter of 2009. However, although the market has shown improvement compared with 2009, the pace and sustainability of the upturn remains uncertain because consumers continue to struggle with financial concerns and high unemployment rates. If HBB's markets begin to deteriorate again, revenues could be adversely affected.

Overall, fourth quarter net income and full year cash flow before financing activities for 2010 are expected to be strong but lower than comparable periods in 2009. Anticipated lower gross margins due to increased product and transportation costs are expected to be partially offset by lower selling, general and administrative expenses in the fourth quarter.

Longer term, HBB will continue to work to improve revenues and profitability by remaining focused on developing consumer-driven innovative products, improving efficiencies, reducing costs, increasing pricing when needed, gaining placements and pursuing additional strategic growth opportunities.

THE KITCHEN COLLECTION, INC.

KC's business is seasonal, and a majority of revenues and operating profit typically occurs in the second half of the year when sales of kitchenware to consumers increase significantly for the fall holiday-selling season.

FINANCIAL REVIEW

The results of operations for KC were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2010	2009	2010	2009
Revenues	$47.5	$48.3	$131.2	$128.6
Operating profit (loss)	$0.1	$0.6	$(5.7)	$(6.3)
Interest expense	$(0.1)	$(0.1)	$(0.3)	$(0.3)
Other income (expense)	$(0.1)	$—	$(0.1)	$—
Net income (loss)	$(0.1)	$0.3	$(3.7)	$(4.2)

Effective income tax rate	(a)	40%	39.3%	36.4%

(a)	The effective income tax rate is not meaningful.

Third Quarter of 2010 Compared with Third Quarter of 2009

The following table identifies the components of change in revenues for the third quarter of 2010 compared with the third quarter of 2009:

Revenues
2009	$48.3
Increase (decrease) in 2010 from:
Closed stores	(2.8)
New store sales	1.5
LGC comparable store sales	0.4
KC comparable store sales	0.1
2010	$47.5

Revenues were $47.5 million in the third quarter of 2010 compared with $48.3 million in the third quarter of 2009. The effect of closing primarily unprofitable Le Gourmet Chef (“LGC”) and KC stores since September 30, 2009 was almost completely offset by sales at new KC and LGC stores and an increase in comparable store sales in both store formats. At September 30, 2010 and December 31, 2009, KC operated 219 stores compared with 211 stores at September 30, 2009. LGC operated 66 stores at September 30, 2010, down from 77 stores at September 30, 2009 and December 31, 2009.

The following table identifies the components of change in operating profit for the third quarter of 2010 compared with the third quarter of 2009:

Operating Profit
2009	$0.6
Increase (decrease) in 2010 from:
KC comparable stores	(0.6)
Selling, general and administrative expenses	(0.2)
New stores	(0.1)
LGC comparable stores	0.2
Closed stores	0.2
2010	$0.1

KC recognized operating profit of $0.1 million in the third quarter of 2010 compared with $0.6 million in the third quarter of 2009. The decrease was primarily due to lower KC comparable store results and higher selling, general and administrative expenses in the third quarter of 2010 compared with the third quarter of 2009 from higher employee-related expenses. The decrease was partially offset by improved LGC results from an increase in sales at comparable stores and the closing of unprofitable stores.

KC reported a net loss of $0.1 million in the third quarter of 2010 compared with net income of $0.3 million in the third quarter of 2009 primarily due to the factors affecting operating loss.

First Nine Months of 2010 Compared with First Nine Months of 2009

The following table identifies the components of change in revenues for the first nine months of 2010 compared with the first nine months of 2009:

Revenues
2009	$128.6
Increase (decrease) in 2010 from:
New store sales	4.3
KC comparable store sales	2.2
LGC comparable store sales	2.2
Closed stores	(6.1)
2010	$131.2

Revenues increased 2.0% in the first nine months of 2010 to $131.2 million compared with $128.6 million in the first nine months of 2009, primarily as a result of opening new stores at KC during the past twelve months and an increase in comparable store sales at both KC and LGC. The increase in comparable store sales was mainly due to an increase in sales transactions and a higher average sales transaction value primarily due to improved product assortments and more effective merchandising, partially offset by fewer customer visits. The increase in revenues was partially offset by the effect of closing unprofitable stores, primarily at LGC.

The following table identifies the components of change in operating loss for the first nine months of 2010 compared with the first nine months of 2009:

Operating Loss
2009	$(6.3)
(Increase) decrease in 2010 from:
LGC comparable stores	1.1
Closed stores	0.8
Selling, general and administrative expenses	(0.6)
KC comparable stores	(0.5)
New stores	(0.2)
2010	$(5.7)

KC recognized an operating loss of $5.7 million in the first nine months of 2010 compared with $6.3 million in the first nine months of 2009. The operating loss decreased primarily due to improved LGC results from an increase in sales at comparable stores as well as lower rent, and the closing of unprofitable stores. This decrease was partially offset by higher selling, general and administrative expenses primarily as a result of higher employee-related costs compared with 2009 and lower KC comparable store results in the first nine months of 2010 compared with the first nine months of 2009.

KC reported a net loss of $3.7 million in the first nine months of 2010 compared with $4.2 million in the first nine months of 2009 primarily due to the factors affecting operating loss.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the nine months ended September 30:

	2010	2009	Change
Operating activities:
Net loss	$(3.7)	$(4.2)	$0.5
Depreciation and amortization	2.3	2.4	(0.1)
Other	0.3	(0.1)	0.4
Working capital changes	(7.6)	(9.9)	2.3
Net cash used for operating activities	(8.7)	(11.8)	3.1

Investing activities:
Expenditures for property, plant and equipment	(2.0)	(0.6)	(1.4)
Net cash used for investing activities	(2.0)	(0.6)	(1.4)

Cash flow before financing activities	$(10.7)	$(12.4)	$1.7

Net cash used for operating activities decreased $3.1 million primarily due to the change in working capital from an increase in inventory in the prior year and a smaller decrease in accounts payable in the first nine months of 2010 compared with the first nine months of 2009 primarily as a result of a change in the timing of payments. These changes were partially offset by the change in intercompany taxes during the first nine months of 2010 due to the seasonality of the business.

The increase in expenditures for property, plant and equipment was mainly from higher additions of fixtures and equipment at stores during the first nine months of 2010.

	2010	2009	Change
Financing activities:
Net additions to revolving credit agreement	$3.6	$9.2	$(5.6)
Financing fees paid	(0.4)	—	(0.4)
Capital contribution from NACCO	—	3.0	(3.0)
Net cash provided by financing activities	$3.2	$12.2	$(9.0)

Net cash provided by financing activities decreased $9.0 million in the first nine months of 2010 compared with the first nine months of 2009, primarily from lower levels of borrowings and the absence of capital contributions from NACCO.

Financing Activities

KC has a $25.0 million secured revolving line of credit that expires in April 2013 (the “KC Facility”). The KC Facility can be extended at KC's option for an additional year, subject to the lender's consent, and will automatically increase to $30.0 million before April 29, 2011. The obligations under the KC Facility are secured by substantially all assets of KC. The approximate book value of KC's assets held as collateral under the KC Facility was $75 million as of September 30, 2010.

The availability is derived from a borrowing base formula using KC's eligible inventory and eligible credit card accounts receivable, as defined in the KC Facility. At September 30, 2010, the borrowing base was $22.5 million. Borrowings outstanding under the KC Facility were $3.6 million at September 30, 2010. Therefore, at September 30, 2010, the excess availability under the KC Facility was $18.9 million.

Borrowings bear interest at a floating rate, which can be either a base rate or LIBOR, as defined in the KC Facility, plus an applicable margin. The applicable margins, effective September 30, 2010, for base rate and LIBOR loans were 1.75% and 2.75%, respectively. The floating rate of interest applicable to the KC Facility was 3.63% at September 30, 2010, including the floating rate margin. The KC Facility also requires a fee of 0.50% per annum on the unused commitment.

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

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2009, there have been no significant changes in the total amount of KC's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 67 in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Capital Expenditures

Expenditures for property, plant and equipment were $2.0 million for the first nine months of 2010 and are estimated to be an additional $0.6 million for the remainder of 2010. These planned capital expenditures are primarily for fixtures and equipment at new and existing stores. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

Working capital is significantly affected by the seasonality of KC's business. The following is a discussion of the changes in KC's capital structure at September 30, 2010 compared with both September 30, 2009 and December 31, 2009.

September 30, 2010 Compared with September 30, 2009

	SEPTEMBER 30 2010	SEPTEMBER 30 2009	Change
Cash and cash equivalents	$1.0	$1.0	$—
Other net tangible assets	43.5	44.7	(1.2)
Net assets	44.5	45.7	(1.2)
Total debt	(3.6)	(9.2)	5.6
Total equity	$40.9	$36.5	$4.4

Debt to total capitalization	8%	20%	(12)%

Total debt decreased primarily as a result of lower borrowing requirements during the first nine months of 2010 compared with the first nine months of 2009. Total equity increased due to net income of $4.4 million recognized during the twelve-month period ended September 30, 2010.

September 30, 2010 Compared with December 31, 2009

	SEPTEMBER 30 2010	DECEMBER 31 2009	Change
Cash and cash equivalents	$1.0	$8.5	$(7.5)
Other net tangible assets	43.5	36.1	7.4
Net assets	44.5	44.6	(0.1)
Total debt	(3.6)	—	(3.6)
Total equity	$40.9	$44.6	$(3.7)

Debt to total capitalization	8%	(a)	(a)

(a)	Debt to total capitalization is not meaningful.

Other net tangible assets increased $7.4 million at September 30, 2010 compared with December 31, 2009, primarily from a decrease in intercompany tax accounts payable as a result of payments made in the first nine months of 2010, a decrease in accounts payable primarily due to the seasonality of the business and a decrease in other liabilities mainly attributable to the payment of sales taxes accrued at December 31, 2009 during the first nine months of 2010.

Total debt increased as a result of the seasonality of the business and the required funding of operations during the first nine months of 2010. Total equity decreased as a result of KC's net loss of $3.7 million during the first nine months of 2010.

OUTLOOK

Consumer sentiment and spending levels continue to reflect financial concerns and high unemployment rates, resulting in an uncertain and challenging retail environment. However, the outlet mall retail market has remained less volatile than in early 2009. KC expects to continue to take advantage of opportunities to increase the number of temporary and seasonal stores in the fourth quarter holiday-selling season. As a result, KC expects 2010 fourth quarter and full year revenue to increase compared with 2009.

The favorable sales trends that occurred in the reformatted Le Gourmet Chef® stores in the second half of 2009 and early 2010 are expected to continue in the 2010 fourth quarter. In addition, KC plans to continue to refine its promotional offers and merchandise mix in the Le Gourmet Chef® stores to improve sales and margins. The opening of new stores and seasonal store locations during the holiday season, the renegotiation of leases and KC's continuing program of closing underperforming stores are also expected to provide improved results for the remainder of 2010. However, KC anticipates increased transportation costs in the fourth quarter and expects to offset these increased costs through pricing and other actions as needed.

Overall, KC anticipates 2010 fourth quarter net income and full year cash flow before financing activities to be similar to the comparable 2009 periods.

Longer term, KC plans to focus on enhancing sales volumes through continued enhancements of its Kitchen Collection® and Le Gourmet Chef® store formats in response to changes in consumer preferences. By strengthening its merchandise mix, store displays and appearance and optimizing store selling space, KC expects to generate sales growth. KC also expects to achieve store growth in both the Kitchen Collection® and Le Gourmet Chef® outlet and traditional mall store formats over the longer term while maintaining disciplined cost control. However, KC expects to continue to evaluate and close underperforming stores as appropriate.

THE NORTH AMERICAN COAL CORPORATION

NACoal mines and markets coal primarily as fuel for power generation and provides selected value-added mining services for other natural resources companies. Coal is surface mined from NACoal's developed mines in North Dakota, Texas and Mississippi. Total coal reserves approximate 2.2 billion tons with approximately 1.2 billion tons committed to customers pursuant to long-term contracts. NACoal has two consolidated mining operations: San Miguel Lignite Mine (“San Miguel”) and Mississippi Lignite Mining Company (“MLMC”). NACoal has seven unconsolidated mining operations: The Coteau Properties Company (“Coteau”), The Falkirk Mining Company (“Falkirk”), The Sabine Mining Company (“Sabine”), (collectively, the “project mining subsidiaries”), Demery Resources Company, LLC (“Demery”), Caddo Creek Resources Company, LLC (“Caddo Creek”), Camino Real Fuels, LLC (“Camino Real”) and Liberty Fuels Company, LLC (“Liberty”). Demery, Caddo Creek, Camino Real and Liberty are in the development stage. Demery has started mining minimal tons of coal from a test pit. Caddo Creek, Camino Real and Liberty do not currently mine or deliver coal. NACoal also provides dragline mining services for independently owned limerock quarries in Florida. During the fourth quarter of 2009, NACoal completed the sale of certain assets of the Red River Mining Company (“Red River”). The results of operations of Red River are reflected as discontinued operations.

The unconsolidated mines each meet the definition of a variable interest entity and are accounted for by the equity method. The pre-tax earnings of the unconsolidated mines are included on the line “Earnings of unconsolidated mines” in the Unaudited Condensed Consolidated Statements of Operations. The Company has included the pre-tax earnings of the unconsolidated mines as a component of operating profit because they are an integral part of the Company's business and operating results. The investment in the unconsolidated mines is included on the line “Other Non-current Assets” in the Unaudited Condensed Consolidated Balance Sheets.

FINANCIAL REVIEW

Tons of coal sold by NACoal's operating mines were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2010	2009	2010	2009
Coteau	3.6	3.7	10.9	11.2
Falkirk	2.2	2.1	5.5	5.9
Sabine	1.1	1.1	3.4	3.0
Unconsolidated mines	6.9	6.9	19.8	20.1

San Miguel	0.9	0.9	2.4	2.5
MLMC	1.0	1.1	2.7	2.9
Consolidated mines	1.9	2.0	5.1	5.4
Total tons sold	8.8	8.9	24.9	25.5

The limerock dragline mining operations delivered 5.4 million and 14.3 million cubic yards of limerock in the three and nine months ended September 30, 2010, respectively. This compares with 0.8 million and 2.8 million cubic yards of limerock in the three and nine months ended September 30, 2009, respectively. The increase in limerock yards delivered during the three and nine months ended September 30, 2010 was primarily a result of new mining permits issued to NACoal's customers in 2010 at all of the limerock dragline mining operations where an unfavorable legal ruling set aside NACoal's customers' previous mining permits.

The results of operations for NACoal were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2010	2009	2010	2009
Revenues	$42.4	$32.9	$122.3	$97.0
Operating profit	$15.0	$16.7	$41.7	$38.9
Interest expense	$(0.8)	$(1.0)	$(2.5)	$(3.0)
Other income (expense)	$0.1	$0.2	$0.4	$0.7
Net income	$11.0	$11.4	$30.4	$29.3

Effective income tax rate	23.1%	30.8%	23.2%	21.9%

See further discussion of the consolidated effective income tax rate in Note 9 of the unaudited condensed consolidated financial statements.

Third Quarter of 2010 Compared with Third Quarter of 2009

The following table identifies the components of change in revenues for the third quarter of 2010 compared with the third quarter of 2009:

Revenues
2009	$32.9
Increase in 2010 from:
Consolidated coal mining operations	3.4
Royalty income	3.3
Limerock dragline mining operations	2.8
2010	$42.4

Revenues for the third quarter of 2010 increased 28.9% to $42.4 million from $32.9 million in the third quarter of 2009 mainly due to higher revenue at the consolidated coal mining operations, an increase in royalties received from third parties and increased deliveries at the limerock dragline mining operations. The increase at the consolidated coal mining operations was due primarily to an increase in revenue from contractually reimbursable costs at San Miguel and contractual price escalation at MLMC. In addition, the increase at the limerock dragline mining operations was primarily the result of new mining permits issued to NACoal's customers at all of the limerock dragline mining operations where an unfavorable legal ruling set aside NACoal's customers' previous mining permits.

The following table identifies the components of change in operating profit for the third quarter of 2010 compared with the third quarter of 2009:

Operating Profit
2009	$16.7
Increase (decrease) in 2010 from:
Lease bonus payments	(7.1)
Other selling, general and administrative expenses	(0.8)
Loss on sale of assets	(0.6)
Royalty income	3.2
Consolidated coal and limerock mining operations	2.8
Earnings of unconsolidated mines	0.8
2010	$15.0

Operating profit decreased to $15.0 million in the third quarter of 2010 from $16.7 million in the third quarter of 2009, primarily as a result of the absence of the receipt of bonus payments for the lease of certain oil and gas mineral rights controlled by NACoal to a third party in the third quarter of 2009. The decrease was partially offset by higher royalty income and an increase in consolidated coal and limerock mining operating profit mainly from the absence of higher costs of sales in the prior year from reducing inventory levels at MLMC and improved results at the limerock mining operations primarily due to higher deliveries.

Net income decreased to $11.0 million in the third quarter of 2010 from $11.4 million in the third quarter of 2009. The decrease was primarily attributable to the factors affecting operating profit, partially offset by a decrease in income tax expense primarily due to a lower 2010 effective income tax rate.

First Nine Months of 2010 Compared with First Nine Months of 2009

The following table identifies the components of change in revenues for the first nine months of 2010 compared with the first nine months of 2009:

Revenues
2009	$97.0
Increase in 2010 from:
Pre-development revenue	7.6
Limerock dragline mining operations	6.5
Consolidated coal mining operations	5.9
Royalty income	4.9
Other	0.4
2010	$122.3

Revenues for the first nine months of 2010 increased 26.1% to $122.3 million from $97.0 million in the first nine months of 2009 due to revenue recognized in the second quarter of 2010 related to the reimbursement from Mississippi Power Company for previously recognized costs for pre-development activities. In addition, revenues were favorably affected by increased deliveries at the limerock dragline mining operations, an increase in contractually reimbursable costs at San Miguel and an increase in royalty income. The increase at the limerock dragline mining operations was primarily the result of new mining permits issued to NACoal's customers at all of the limerock dragline mining operations where an unfavorable legal ruling set aside NACoal's customers' previous mining permits.

The following table identifies the components of change in operating profit for the first nine months of 2010 compared with the first nine months of 2009:

Operating Profit
2009	$38.9
Increase (decrease) in 2010 from:
Pre-development revenue	7.4
Royalty income	4.4
Consolidated coal and limerock mining operations	2.4
Earnings of unconsolidated mines	0.5
Lease bonus payments	(7.1)
Gain (loss) on the sale of assets	(2.2)
Other selling, general and administrative expenses	(1.6)
Other	(1.0)
2010	$41.7

Operating profit increased to $41.7 million in the first nine months of 2010 from $38.9 million in the first nine months of 2009, primarily as a result of revenue recognized in the second quarter of 2010 related to the reimbursement from Mississippi Power Company, higher royalty income and an increase in consolidated coal and limerock mining operating profit mainly from improved results at the limerock mining operations. The increase was partially offset by the absence of the receipt of bonus payments for the lease of certain oil and gas mineral rights controlled by NACoal to a third party and a gain on the sale of assets recognized in the first nine months of 2009. In addition, operating profit was unfavorably affected by higher selling, general and administrative expenses mainly due to higher employee-related expenses for incentive compensation in the first nine months of 2010 compared with the first nine months of 2009.

Net income was $30.4 million in the first nine months of 2010 compared with $29.3 million in the first nine months of 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the nine months ended September 30:

	2010	2009	Change
Operating activities:
Net income	$30.4	$29.3	$1.1
Depreciation, depletion and amortization	7.6	6.4	1.2
Other	0.9	(9.3)	10.2
Working capital changes	(14.6)	13.4	(28.0)
Discontinued operations	—	1.8	(1.8)
Net cash provided by operating activities	24.3	41.6	(17.3)

Investing activities:
Expenditures for property, plant and equipment	(6.8)	(7.5)	0.7
Proceeds from the sale of assets	16.7	2.3	14.4
Investments in other unconsolidated affiliates	(1.4)	(4.0)	2.6
Net cash provided by (used for) investing activities	8.5	(9.2)	17.7

Cash flow before financing activities	$32.8	$32.4	$0.4

The decrease in net cash provided by operating activities was primarily the result of changes in working capital for the first nine months of 2010 compared with the first nine months of 2009 partially offset by a change in other non-cash items. The change in working capital was mainly from the change in net intercompany tax amounts with NACCO due to payments made during the first nine months of 2010 compared with benefits received in the first nine months of 2009 and an increase in coal inventory at MLMC during the first nine months of 2010 compared with a decrease in the prior year. The change in other non-cash items was primarily from a loss on the sale of assets during the first nine months of 2010 compared with gains on the sale of assets in the first nine months of 2009 primarily from the lease bonus payments.

Net cash provided by (used for) investing activities increased primarily due to proceeds from the sale of the majority of the assets of its investment in Great American Energy and the sale of permit assets to Mississippi Power Company in the first nine months of 2010 .

	2010	2009	Change
Financing activities:
Net reductions of long-term debt and revolving credit agreements	$(7.8)	$(9.6)	$1.8
Cash dividends paid to NACCO	(9.0)	(9.6)	0.6
Intercompany loans	(10.8)	(14.1)	3.3
Discontinued operations	—	(0.1)	0.1
Net cash used for financing activities	$(27.6)	$(33.4)	$5.8

Net cash used for financing activities decreased during the first nine months of 2010 compared with the first nine months of 2009 primarily due to higher repayments of intercompany loans and long-term debt in the first nine months of 2009 compared with the first nine months of 2010.

Financing Activities

NACoal has an unsecured revolving line of credit of up to $100.0 million (the “NACoal Facility”) that expires in October 2012. There were no borrowings outstanding under the NACoal Facility at September 30, 2010. At September 30, 2010, the excess availability under the NACoal Facility was $94.4 million, which reflects a reduction for outstanding letters of credit of $5.6 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at either a base rate plus a margin of 1.75% or LIBOR plus a margin of 2.75%. The NACoal Facility also has a commitment fee of 0.50% per year on the unused commitment. The floating rate of interest applicable to the NACoal Facility at September 30, 2010 was 3.01% including the floating rate margin.

The NACoal Facility also contains restrictive covenants that require, among other things, NACoal to maintain certain debt to EBITDA and interest coverage ratios and provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on the debt to EBITDA ratio and achieving availability thresholds. At September 30, 2010, NACoal was in compliance with these covenants.

During 2004 and 2005, NACoal issued unsecured notes totaling $45.0 million in a private placement (the “NACoal Notes”), which require annual principal payments of approximately $6.4 million that began in October 2008 and will mature on October 4, 2014. These unsecured notes bear interest at a weighted-average fixed rate of 6.08%, payable semi-annually on April 4 and October 4. The NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. NACoal had $32.1 million of the private placement notes outstanding at September 30, 2010. The NACoal Notes contain certain covenants and restrictions that require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios, and limit dividends to NACCO based upon NACoal's leverage ratio. At September 30, 2010, NACoal was in compliance with the covenants in the NACoal Notes.

NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At September 30, 2010, the balance of the note was $6.9 million and the interest rate was 0.61%.

NACoal believes funds available from the NACoal Facility and operating cash flows will provide sufficient liquidity to finance its operating needs and commitments arising during the next 12 months and until the expiration of the NACoal Facility in October 2012.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2009, there have been no significant changes in the total amount of NACoal's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 73 in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Capital Expenditures

Expenditures for property, plant and equipment were $6.8 million during the first nine months of 2010. NACoal estimates that its capital expenditures for the remainder of 2010 will be an additional $3.6 million, primarily for mining activities and coal reserves. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

NACoal's capital structure is presented below:

	SEPTEMBER 30 2010	DECEMBER 31 2009	Change
Cash and cash equivalents	$6.8	$1.6	$5.2
Other net tangible assets	109.3	108.6	0.7
Coal supply agreement and other intangibles, net	60.6	63.5	(2.9)
Net assets	176.7	173.7	3.0
Advances to NACCO	10.8	—	10.8
Other debt	(39.0)	(46.8)	7.8

Total equity	$148.5	$126.9	$21.6

Debt to total capitalization	16%	27%	(11)%

Total equity increased primarily due to net income of $30.4 million, partially offset by dividends to NACCO of $9.0 million during the first nine months of 2010.

OUTLOOK

NACoal expects steady performance at its coal mining operations in the fourth quarter of 2010 provided customers continue to achieve currently planned power plant operating levels. Overall, tons delivered at the coal mines for the full year 2010 are expected to be comparable to 2009. However, fourth quarter tons, while anticipated to be higher than fourth quarter 2009, are expected to be lower than the 2010 third quarter as a result of reduced customer requirements and the timing of a customer's planned power plant outage.

Limerock deliveries are expected to be significantly higher in the fourth quarter of 2010 than the fourth quarter of 2009. In early 2010, the U.S. Army Corps of Engineers issued new mining permits for NACoal's limerock customers in the Florida lake belt region where an unfavorable legal ruling set aside the customers' previous mining permits. Although these quarries are back in production, production levels are expected to continue at moderate rates because of the continued depressed levels of the southern Florida housing and construction markets.

Four new unconsolidated mines, which are in the development stage and will not be in full production for several years, are expected to generate modest income during the fourth quarter of 2010.

During the second quarter, NACoal finalized an agreement with Mississippi Power Company to provide lignite coal from its new Liberty Mine to the new Kemper County lignite coal-fired Integrated Gasification Combined Cycle (“IGCC”) power plant currently being built in Mississippi. The building of the power plant is still contingent on satisfying legal challenges to recent and future regulatory approvals. Initial deliveries are expected to commence in late 2013.

NACoal also has new project opportunities for which it expects to continue to incur additional expenses in 2010. In particular, NACoal continues to move forward to gain a permit for its Otter Creek reserve in North Dakota in preparation for the expected construction of a new mine. The permit is anticipated to be issued in the first half of 2011.

Overall, NACoal expects fourth quarter and full year 2010 income, excluding discontinued operations, to increase over comparable 2009 income. Cash flow before financing activities in 2010 is expected to be significant, but down from 2009, when NACoal sold Red River. During the third quarter of 2010, NACoal sold the majority of the assets of its investment in Great American Energy for cash proceeds of $11.2 million.

NACoal's contract at San Miguel expires at the end of 2010. NACoal has begun planning for the transition of the mine operations to another mining company. NACoal does not expect to incur significant costs or impairment of assets as part of the wind-down of this contract.

Over the longer term, NACoal expects to continue its efforts to develop new mining projects. NACoal is actively pursuing domestic opportunities for new coal mining projects, which include prospects for power generation, coal-to-liquids, coal gasification and other clean coal technologies. Furthermore, NACoal is encouraged that new international value-added mining services projects for coal and other aggregates may become available in addition to NACoal's current agreement to provide mining services in India. NACoal also continues to pursue additional non-coal mining opportunities.

NACCO AND OTHER

NACCO and Other includes the parent company operations and Bellaire Corporation ("Bellaire"), a non-operating subsidiary of NACCO.

FINANCIAL REVIEW

Operating Results

The results of operations at NACCO and Other were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2010	2009	2010	2009
Revenues	$—	$—	$—	$—
Operating loss	$(2.0)	$(1.4)	$(6.8)	$(4.0)
Other income (expense)	$(6.5)	$(0.5)	$(14.1)	$(1.7)
Net loss	$(6.1)	$(1.5)	$(14.4)	$(4.4)

2010 Compared with 2009

NACCO and Other recognized a higher operating loss in the third quarter and first nine months of 2010 compared with the third quarter and first nine months of 2009. The change was primarily due to higher employee-related expenses in 2010 compared with 2009, partially offset by an increase in management fees charged to the subsidiaries. The increase in employee-related expenses and related increase in management fees during 2010 was primarily due to the partial restoration of compensation and benefits, which were reduced in 2009.

The change in other income (expense) in the third quarter and first nine months of 2010 compared with the third quarter and first nine months of 2009 was primarily due to an increase in expenses related to the failed Applica transaction, as discussed in the Applica Transaction section below. NACCO and Other recognized a higher net loss in the third quarter and first nine months of 2010 compared with the third quarter and first nine months of 2009 primarily due to the factors affecting the operating loss and other income (expense).

Applica Transaction

In 2006, the Company initiated litigation in the Delaware Chancery Court against Applica Incorporated (“Applica”) and individuals and entities affiliated with Applica's shareholder, Harbinger Capital Partners Master Fund I, Ltd. The litigation is on-going and alleges a number of contract and tort claims against the defendants related to the failed transaction with Applica, which had been previously announced. In its claims, the Company seeks monetary damages and any appropriate equitable relief.

Transaction expenses related to this litigation were $6.1 million and $13.0 million during the three and nine months ended September 30, 2010, respectively. This compares with $0.1 million and $0.9 million during the three and nine months ended September 30, 2009, respectively. The Company expects to continue to incur a higher level of litigation costs during the remainder of 2010 related to this matter.

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

Following are the parent company management fees included in each subsidiary's selling, general and administrative expenses for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2010	2009	2010	2009
NMHG	$1.6	$1.6	$4.8	$4.7
HBB	$0.8	$0.5	$2.5	$1.5
KC	$—	$—	$0.1	$0.1
NACoal	$0.9	$0.8	$2.7	$2.3

LIQUIDITY AND CAPITAL RESOURCES

Although NACCO's subsidiaries have entered into substantial borrowing agreements, NACCO has not guaranteed any borrowings of its subsidiaries. The borrowing agreements at NMHG, HBB, KC and NACoal allow for the payment to NACCO of dividends and advances under certain circumstances. Dividends (to the extent permitted by its subsidiaries' borrowing agreements), advances and management fees from its subsidiaries are the primary sources of cash for NACCO.

The Company believes funds available from cash on hand, its subsidiaries' credit facilities and anticipated funds generated from operations are sufficient to finance all of its scheduled principal repayments, operating needs and commitments arising during the next twelve months and until the expiration of its subsidiaries' credit facilities.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2009, there have been no significant changes in the total amount of NACCO and Other contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 77 in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Capital Structure

NACCO's consolidated capital structure is presented below:

	SEPTEMBER 30 2010	DECEMBER 31 2009	Change
Cash and cash equivalents	$215.9	$256.2	$(40.3)
Other net tangible assets	538.3	501.4	36.9
Coal supply agreement and other intangibles, net	60.6	63.5	(2.9)
Net assets	814.8	821.1	(6.3)
Total debt	(391.0)	(409.5)	18.5
Closed mine obligations, net of tax	(14.2)	(14.5)	0.3
Total equity	$409.6	$397.1	$12.5

Debt to total capitalization	49%	51%	(2)%

EFFECTS OF FOREIGN CURRENCY

NMHG and HBB operate internationally and enter into transactions denominated in foreign currencies. As a result, the Company is subject to the variability that arises from exchange rate movements. The effects of foreign currency fluctuations on revenues, operating profit and net income at NMHG and HBB are addressed in the previous discussions of operating results. See also Item 3, "Quantitative and Qualitative Disclosures About Market Risk,” in Part I of this Form 10-Q.

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

NMHG: (1) reduction in demand for lift trucks and related aftermarket parts and service on a global basis, (2) the ability of NMHG's dealers, suppliers and end-users to obtain financing at reasonable rates, or at all, as a result of current economic and market conditions, (3) customer acceptance of pricing, (4) delays in delivery or increases in costs, including transportation costs, of raw materials or sourced products and labor or changes in or unavailability of quality suppliers, (5) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which NMHG operates and/or sells products, (6) delays in, increased costs from or reduced benefits from restructuring programs, (7) customer acceptance of, changes in the costs of, or delays in the development of new products, (8) introduction of new products by, or more favorable product pricing offered by, NMHG's competitors, (9) delays in manufacturing and delivery schedules, (10) bankruptcy of or loss of major dealers, retail customers or suppliers, (11) product liability or other litigation, warranty claims or returns of products, (12) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives and (13) changes mandated by federal, state and other regulation, including health, safety or environmental legislation.

HBB: (1) changes in the sales prices, product mix or levels of consumer purchases of small electric appliances, (2) changes in consumer retail and credit markets, (3) bankruptcy of or loss of major retail customers or suppliers, (4) changes in costs, including transportation costs, of sourced products, (5) delays in delivery of sourced products, (6) changes in or unavailability of quality or cost effective suppliers, (7) exchange rate fluctuations, changes in the foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which HBB buys, operates and/or sells products, (8) product liability, regulatory actions or other litigation, warranty claims or returns of products, (9) customer acceptance of, changes in costs of, or delays in the development of new products, (10) increased competition, including consolidation within the industry, (11) changes mandated by federal, state and other regulation, including health, safety or environmental legislation and (12) the ability of HBB and its customers and suppliers to access credit in the current economic and market environment.

KC: (1) changes in gasoline prices, weather conditions, the level of consumer confidence and disposable income as a result of the uncertain economy, high unemployment rates or other events or conditions that may adversely affect the number of customers visiting Kitchen Collection® and Le Gourmet Chef® stores, (2) changes in the sales prices, product mix or levels of consumer purchases of kitchenware, small electric appliances and gourmet foods, (3) changes in costs, including transportation costs, of inventory, (4) delays in delivery or the unavailability of inventory, (5) customer acceptance of new products and (6) increased competition.

NACoal: (1) changes in tax laws or regulatory requirements, including changes in power plant emission regulations and health, safety or environmental legislation, (2) changes in costs related to geological conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (3) changes in mining permit requirements that could affect deliveries to customers, (4) weather conditions, extended power plant outages or other events that would change the level of customers' coal or limerock requirements, (5) weather or equipment problems that could affect coal or limerock deliveries to customers, (6) changes in the power industry that would affect demand for NACoal's reserves, (7) changes in the costs to reclaim current NACoal mining areas or NACCO's closed mining operations, (8) costs to pursue and develop new mining opportunities, (9) the outcome of legal challenges to the regulatory approvals necessary to construct the Liberty Mine and Kemper County IGCC Plant in Mississippi and (10) the ability to renew existing contracts on favorable terms or at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See pages 80, F-13, F-26, F-27, F-28 and F-29 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of the Company's derivative hedging policies and use of financial instruments. There have been no material changes in the Company's market risk exposures since December 31, 2009.

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

Changes in internal control over financial reporting: During the third quarter of 2010, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
None

Item 1A    Risk Factors
No changes

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3    Defaults Upon Senior Securities
None

Item 4    Reserved

Item 5    Other Information
Mine Safety and Health Administration Safety Data

The Company believes that NACoal is an industry leader in safety. NACoal has health and safety programs in place that include extensive employee training, accident prevention, workplace inspection, emergency response, accident investigation, regulatory compliance and program auditing. The objectives for NACoal's programs are to eliminate workplace incidents, comply with all mining-related regulations and provide support for both regulators and the industry to improve mine safety.

Under the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, each operator of a coal or other mine is required to include certain mine safety results in its periodic reports filed with the Securities and Exchange Commission. The operation of NACoal's mines is subject to regulation by the federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act"). MSHA inspects NACoal's mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. The Company has presented information below regarding certain mining safety and health matters for NACoal's mining operations for the three months ended September 30, 2010. In evaluating this information, consideration should be given to factors such as: (i) the number of citations and orders will vary depending on the size of the mine, (ii) the number of citations issued will vary from inspector to inspector and from mine to mine, and (iii) citations and orders can be contested and appealed, and in that process, are often reduced in severity and amount, and are sometimes dismissed.

During the three months ended September 30, 2010, neither NACoal's current mining operations nor Bellaire's closed mines: (i) were assessed any Mine Act section 104(b) orders for alleged failure to totally abate the subject matter of a Mine Act section 104(a) citation within the period specified in the citation; (ii) were assessed any Mine Act section 104(d) citations or orders for an alleged unwarrantable failure (i.e., aggravated conduct constituting more than ordinary negligence) to comply with a mining safety standard or regulation; (iii) were assessed any Mine Act section 110(b)(2) penalties for failure to correct the subject matter of a Mine Act section 104(a) citation within the specified time period, which failure was deemed flagrant (i.e., reckless or repeated failure to make reasonable efforts to eliminate a known violation that substantially and proximately caused, or reasonably could have been expected to cause, death or serious bodily injury); (iv) received any Mine Act section 107(a) imminent danger orders to immediately remove miners; or (v) received any MSHA written notices under Mine Act section 104(e) of a pattern of violation of mandatory health or safety standards or of the potential to have such a pattern. In addition, there were no fatalities at NACoal's mining operations or Bellaire's closed mines during the three months ended September 30, 2010.

During the three months ended September 30, 2010, San Miguel Lignite Mine had two pending legal actions before the Federal Mine Safety and Health Review Commission that were initiated to contest two citations. There were no other pending legal actions before the Federal Mine Safety and Health Review Commission related to NACoal's other current mining operations or Bellaire's closed mines.

The following table sets forth the total number of specific citations and orders and the total dollar value of the proposed civil penalty assessments that were issued by MSHA during the current quarterly reporting period, pursuant to the Mine Act, by individual mine at NACoal, excluding all citations and orders that were issued and vacated or terminated by MSHA during the current quarterly reporting period:

Name of Mine or Quarry (1)(2)	Mine Act Section 104 Significant & Substantial Citations (3)	Total Dollar Value of Proposed MSHA Assessments

MLMC (Red Hills Mine)	1	$—
San Miguel (San Miguel Lignite Mine)	—	3,648
Coteau (Freedom Mine)	—	200
Falkirk (Falkirk Mine)	1	1,590
Sabine (South Hallsville No. 1 Mine)	—	463
Demery (Five Forks Mine)	—	—
Caddo Creek (Marshall Mine)	—	—
Camino Real (Eagle Pass Mine)	—	—
Florida Limerock Operations:
White Rock Quarry - North	—	—
White Rock Quarry - South	—	—
Krome Quarry	—	670
Alico Quarry	—	—
FEC Quarry	1	1,136
SCL Quarry	—	—
Card Sound Quarry	—	200
Pennsuco Quarry	—	—

Total	3	$7,907

(1) MSHA assigns an identification number to each mine and may or may not assign separate identification numbers to related facilities. The information in the table is provided by mine rather than MSHA identification number because that is the manner in which NACoal operates its business and the Company believes this presentation will be more useful to investors than providing the information based on MSHA identification numbers.
(2) Bellaire's closed mines are not included in the table above and did not receive any of the indicated citations.
(3) Mine Act section 104(a) significant and substantial citations are for alleged violations of a mining safety standard or regulation where there exists a reasonable likelihood that the hazard contributed to or will result in an injury or illness of a reasonably serious nature.

Item 6    Exhibits
Incorporated by reference to the Exhibit Index on page 56 of this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NACCO Industries, Inc. (Registrant)
Date:	November 3, 2010	/s/ Kenneth C. Schilling
Kenneth C. Schilling
Vice President and Controller (principal financial and accounting officer)

Exhibit Index

Exhibit
Number*	Description of Exhibits
31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31(i)(2)	Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and Kenneth C. Schilling

•	Numbered in accordance with Item 601 of Regulation S-K.