Form 10-K
period 2010-12-31
NACCO INDUSTRIES INC
filed 2011-03-02
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
     YES ☐     NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
     YES ☐     NO ☑
Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of June 30, 2010 (the last business day of the registrant's most recently completed second fiscal quarter): $512,372,869
Number of shares of Class A Common Stock outstanding at February 28, 2011: 6,796,026
Number of shares of Class B Common Stock outstanding at February 28, 2011: 1.596,013
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2011 annual meeting of stockholders are incorporated herein by reference in Part III of this Form 10-K.

NACCO INDUSTRIES, INC.

PART I
Item 1. BUSINESS
General
NACCO Industries, Inc. (“NACCO” or the “Company”) is a holding company with the following principal businesses: lift trucks, small appliances, specialty retail and mining.
(a)NACCO Materials Handling Group. NACCO Materials Handling Group consists of the Company’s wholly owned subsidiary, NMHG Holding Co. (“NMHG”). NMHG designs, engineers, manufactures, sells and services a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names, primarily to independent Hyster® and Yale® retail dealerships.
(b)Hamilton Beach Brands. The Company’s wholly owned subsidiary, Hamilton Beach Brands, Inc. (“HBB”), is a leading designer, marketer and distributor of small electric household appliances, as well as commercial products for restaurants, bars and hotels.
(c)Kitchen Collection. The Company’s wholly owned subsidiary, The Kitchen Collection, LLC (“KC”), is a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States.
(d)North American Coal. The Company’s wholly owned subsidiary, The North American Coal Corporation and its affiliated coal companies (collectively, “NACoal”), mine and market coal primarily as fuel for power generation and provide selected value-added mining services for other natural resources companies.
Additional information relating to financial and operating data on a segment basis (including NACCO and Other) and by geographic region is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II of this Form 10-K and in Note 17 to the Consolidated Financial Statements contained in this Form 10-K.
NACCO was incorporated as a Delaware corporation in 1986 in connection with the formation of a holding company structure for a predecessor corporation organized in 1913. As of January 31, 2011, the Company and its subsidiaries had approximately 8,700 employees, including approximately 1,000 employees at the Company’s unconsolidated mines.
The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports available, free of charge, through its website, www.nacco.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).
Significant Events

During the second quarter of 2010, NACoal received and recorded $7.6 million related to the reimbursement from Mississippi Power Company for previously recognized costs for pre-development activities. NACoal also received $3.5 million related to Mississippi Power Company's purchase of capitalized assets for activities related to obtaining a mining permit, which approximated NACoal's book value.

In addition, NACoal expects to sell an additional $22.8 million of assets, primarily a dragline, to Mississippi Power Company upon the resolution of certain contingencies. The sale of these assets is expected to occur in 2011.

During the third quarter of 2010, NACoal sold the majority of the assets of its investment in Great American Energy for cash proceeds of $11.2 million.

NACoal's contract at San Miguel Lignite Mine (“San Miguel”) expired at the end of 2010. During the second quarter of 2010, NACoal responded to San Miguel Electric's “Request for Proposal” to operate the mine beyond 2010 but was not selected. NACoal did not incur significant costs or recognize any impairment of assets as a result of the transition of the operations related to this contract during the last six months of 2010.

In 2006, the Company initiated litigation in the Delaware Chancery Court against Applica Incorporated ("Applica") and individuals and entities affiliated with Applica's shareholder, Harbinger Capital Partners Master Fund, Ltd. The litigation alleged a number of contract and tort claims against the defendants related to the failed transaction with Applica, which had been previously announced. On February 14, 2011, the parties to this litigation entered into a settlement agreement. The settlement agreement provides for, among other things, the payment of $60 million to the Company and dismissal of the lawsuit with prejudice. The payment was received in February 2011.

Litigation costs related to the failed transaction with Applica were $18.8 million, $1.1 million and $0.8 million in 2010, 2009 and 2008, respectively. The Company expects to incur additional litigation costs for the first two months of 2011 in the range of approximately $2.5 million to $3.0 million for services rendered prior to entering into the settlement agreement. As a result of the settlement, no further litigation costs in relation to this matter will be incurred.

BUSINESS SEGMENT INFORMATION
A. NACCO Materials Handling Group
General
NMHG designs, engineers, manufactures, sells and services a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names.
Manufacturing and Assembly
NMHG manufactures components, such as frames, masts and transmissions, and assembles products in the market of sale whenever practical to minimize freight cost and balance currency mix. In some instances, however, it utilizes one worldwide location to manufacture specific components or assemble specific products. Additionally, components and assembled lift trucks are exported to locations when it is advantageous to meet demand in certain markets. NMHG operates 12 manufacturing and assembly facilities worldwide with five plants in the Americas, three in Europe and four in Asia-Pacific, including joint venture operations.
Sales of lift trucks represented approximately 77% of NMHG’s annual revenues in 2010, 71% in 2009 and 80% in 2008. Service, rental and other revenues were approximately 6% in 2010, 11% in 2009 and 7% in 2008.
Aftermarket Parts
NMHG offers a line of aftermarket parts to service its large installed base of lift trucks currently in use in the industry. NMHG offers online technical reference databases specifying the required aftermarket parts to service lift trucks and an aftermarket parts ordering system. Aftermarket parts sales represented approximately 17% of NMHG’s annual revenues in 2010 and 18% in 2009 and 13% in 2008.

NMHG sells Hyster®- and Yale®-branded aftermarket parts to dealers for Hyster® and Yale® lift trucks. NMHG also sells aftermarket parts under the UNISOURCE™, MULTIQUIP™ and PREMIER™ brands to Hyster® and Yale® dealers for the service of competitor lift trucks. NMHG has a contractual relationship with a third-party, multi-brand, aftermarket parts wholesaler in the Americas and Europe whereby orders from NMHG dealers for parts for lift trucks are fulfilled by the third party who then pays NMHG a commission.
Marketing
NMHG’s marketing organization is structured in three regional divisions: the Americas; Europe, which includes the Middle East and Africa; and Asia-Pacific. In each region, certain marketing support functions for the Hyster® and Yale® brands are combined into a single shared services organization. These activities include sales and service training, information systems support, product launch coordination, specialized sales material development, help desks, order entry, marketing strategy and field service support. In addition, NMHG is currently aligning other specific aspects of its sales and marketing activities that have historically been brand specific, including dealer consulting and new lift truck unit and aftermarket parts transaction support.
Patents, Trademarks and Licenses
NMHG relies on a combination of trade secret protection, trademarks, copyrights, and patents to establish and protect its proprietary rights. These intellectual property rights may not have commercial value or may not be sufficiently broad to protect the aspect of NMHG’s technology to which they relate or competitors may design around the patents. NMHG is not materially dependent upon patents or patent protection; however, as materials handling equipment has become more technologically advanced, NMHG and its competitors have increasingly sought patent protection for inventions incorporated into their products. NMHG is the owner of the Hyster® and Yale® trademarks and believes these trademarks are material to its business.

Distribution Network
NMHG distributes lift trucks and aftermarket parts primarily through two channels: independent dealers and a National Accounts program.
Independent Dealers
The majority of NMHG’s dealers are independently owned and operated. In the Americas, Hyster® had 51 independent dealers and Yale® had 68 independent dealers as of December 31, 2010. In Europe, Hyster® had 65 independent dealers and Yale® had 105 independent dealers as of December 31, 2010. In Asia-Pacific, Hyster® had 11 independent dealers and Yale® had 13 independent dealers as of December 31, 2010. During 2009, NMHG adjusted its policy to permit common ownership of dealers for its two brands in defined territories. As of December 31, 2010, NMHG had 9 dual-branded dealers in the Americas.
National Accounts
NMHG operates a National Accounts program for both Hyster® and Yale®. The National Accounts program focuses on large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. The National Accounts program accounted for 14%, 18% and 15% of new lift truck unit volume in 2010, 2009 and 2008, respectively. The independent dealers support the National Accounts program by providing aftermarket parts and service on a local basis. Dealers receive a commission for the support they provide in connection with National Accounts sales and for the preparation and delivery of lift trucks to customer locations. In addition to selling new lift trucks, the National Accounts program markets services, including full maintenance leases and total fleet management.
Customers
NMHG’s customer base is diverse and fragmented, including, among others, light and heavy manufacturers, trucking and automotive companies, rental companies, building materials and paper suppliers, lumber, metal products, warehouses, retailers, food distributors, container handling companies and domestic and foreign governmental agencies.
Financing of Sales
NMHG is engaged in a joint venture with General Electric Capital Corporation (“GECC”) to provide dealer and customer financing of new lift trucks in the United States. NMHG owns 20% of the joint venture entity, NMHG Financial Services, Inc. (“NFS”), and receives fees and remarketing profits under a joint venture agreement. This agreement expires on December 31, 2013. NMHG accounts for its ownership of NFS using the equity method of accounting.
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
Backlog
As of December 31, 2010, NMHG’s backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks was approximately 23,000 units, or approximately $512 million, of which substantially all is expected to be filled during fiscal 2011. This compares to the backlog as of December 31, 2009 of approximately 13,200 units, or approximately $307 million. Backlog represents unfilled lift truck orders placed with NMHG’s manufacturing and assembly facilities from dealers, National Accounts customers and contracts with the U.S. government.
Key Suppliers and Raw Materials
At times, NMHG has experienced significant increases in its material costs, primarily as a result of global increases in industrial metals including steel, lead and copper and other commodity products including rubber, due to increased demand and limited supply. While NMHG attempts to pass these increased costs along to its customers in the form of higher prices for its products, it may not be able to fully offset the increased costs of industrial metals and other commodities, due to overall market conditions and the lag time involved in implementing price increases for its products. NMHG believes there are comparable alternatives available for all suppliers.
Competition
NMHG is one of the leaders in the lift truck industry with respect to market share in the Americas and worldwide. Competition in the lift truck industry is intense and is based primarily on strength and quality of dealers, brand loyalty, customer service, new lift truck sales prices, availability of products and aftermarket parts, comprehensive product line offering, product performance, product quality and features and the cost of ownership over the life of the lift truck. NMHG competes with several global manufacturers that operate in all major markets.
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
Research and Development
NMHG’s research and development capability is organized around four major engineering centers, all coordinated on a global basis by NMHG’s global executive administrative center. Comparable products are designed for each brand concurrently and generally each center is focused on the global requirements for a single product line. NMHG’s counterbalanced development center, which has global design responsibility for several classes of lift trucks for a highly diverse customer base, such as industrial, warehouse, transportation and food processing applications, is located in Fairview, Oregon. NMHG’s big truck development center is located in Nijmegen, The Netherlands, adjacent to a dedicated global big truck assembly facility. Big trucks are primarily used in handling shipping containers and in specialized heavy lifting applications. Warehouse trucks, which are primarily used in distribution applications, are designed based on regional differences in stacking and storage practices. NMHG designs warehouse equipment for sale in the Americas market in Greenville, North Carolina, adjacent to the Americas assembly facility for warehouse equipment. NMHG designs warehouse equipment for the European market in Masate, Italy adjacent to its assembly facilities for warehouse equipment. In addition, NMHG has an engineering office in India to support its global drafting and design activities for its four major engineering centers.
NMHG’s engineering centers utilize a three-dimensional CAD/CAM system and are connected with one another, with all of NMHG’s manufacturing and assembly facilities and with some suppliers. This allows for collaboration in technical engineering designs and collaboration with suppliers. Additionally, NMHG solicits customer feedback throughout the design phase to improve product development efforts. NMHG invested $48.6 million, $43.6 million and $55.2 million on product design and development activities in 2010, 2009 and 2008, respectively.
Sumitomo-NACCO Joint Venture
NMHG has a 50% ownership interest in Sumitomo-NACCO Materials Handling Group, Ltd. (“SN”), a limited liability company that was formed in 1970 primarily to manufacture and distribute Sumitomo-Yale branded lift trucks in Japan and export Hyster®- and Yale®-branded lift trucks and related components and service parts outside of Japan. Sumitomo Heavy Industries, Ltd. owns the remaining 50% interest in SN. Each shareholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between NMHG and Sumitomo Heavy Industries, Ltd. prior to a vote of SN’s board of directors. As a result, NMHG accounts for its ownership in SN using the equity method of accounting. NMHG purchases Hyster®- and Yale®-branded lift trucks and related components and aftermarket parts from SN under normal trade terms for sale outside of Japan. NMHG also contracts with SN for engineering design services on a cost plus basis and charges SN for technology used by SN but developed by NMHG.

Employees
As of January 31, 2011, NMHG had approximately 5,000 employees. A majority of the employees in the Danville, Illinois parts depot operations (approximately 90 employees) are unionized. NMHG’s contract with the Danville union expires in June 2012. Employees at the facilities in Berea, Kentucky; Sulligent, Alabama; and Greenville, North Carolina are not represented by unions. In Brazil, all employees are unionized. NMHG’s contract with the Brazilian union expires annually in October, at which time salaries are negotiated for the upcoming year. In Mexico, shop employees are unionized.
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

HBB markets its retail products primarily in North America, but also sells products in Latin America. HBB commercial products are sold worldwide. Retail sales are generated predominantly by a network of inside sales employees to mass merchandisers, national department stores, variety store chains, drug store chains, specialty home retailers and other retail outlets. Wal-Mart accounted for approximately 36%, 38% and 40% of HBB’s revenues in 2010, 2009 and 2008, respectively. HBB’s five largest customers accounted for approximately 55%, 61% and 60% of HBB’s revenues for the years ended
December 31, 2010, 2009 and 2008, respectively. The loss of any key customer could result in significant decreases in HBB’s revenue and profitability.
Sales promotion activities are primarily focused on cooperative advertising. In addition, HBB promotes certain of its innovative products through the use of television, web and print advertising. HBB also licenses certain of its trademarks to various licensees for use with microwaves, compact refrigerators, cookware, kitchen tools and gadgets and hand and stick vacuums.
Because of the seasonal nature of the markets for small electric appliances, HBB’s management believes backlog is not a meaningful indicator of performance and is not a significant indicator of annual sales. Backlog represents customer orders, which may be cancelled at any time prior to shipment. Backlog for HBB was approximately $11.7 million at December 31, 2010 and 2009.
HBB’s warranty program to the consumer consists generally of a limited warranty lasting for varying periods of up to five years for electric appliances, with the majority of products having a warranty of one year. Under its warranty program, HBB may repair or replace, at its option, those products found to contain manufacturing defects.
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
Product Design and Development
HBB spent $7.6 million in 2010, $6.8 million in 2009 and $7.3 million in 2008 on product design and development activities.
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

During 2010, HBB purchased approximately 97% of its finished products from suppliers in China. HBB does not currently depend on any single supplier. HBB believes that the loss of any one supplier would not have a long-term material adverse effect on its business as there are adequate third-party supplier choices available that can meet HBB’s production and quality requirements. However, the loss of a supplier could, in the short term, adversely affect HBB’s business until alternative supply arrangements are secured.
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
Employees
As of January 31, 2011, HBB’s work force consisted of approximately 500 employees, most of whom are not represented by unions. In Canada, as of January 31, 2011, 16 hourly employees at HBB’s Picton, Ontario distribution facility were unionized. These employees are represented by an employee association which performs a consultative role on employment matters. None of HBB’s U.S. employees are unionized. HBB believes their current labor relations with both union and non-union employees are satisfactory.

C. Kitchen Collection
General
KC is a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States.
Sales and Marketing
KC operated 300 retail stores as of December 31, 2010. KC stores are located primarily in factory outlet malls and feature merchandise of highly recognizable name-brand manufacturers, including Hamilton Beach® and Proctor Silex®. Le Gourmet Chef® stores are located primarily in outlet and traditional malls throughout the United States and feature gourmet foods and home entertainment products, as well as brand name electric and non-electric kitchen items.
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
Product Sourcing and Distribution
KC purchases all inventory centrally, which allows KC to take advantage of volume purchase discounts and monitor controls over inventory and product mix. KC purchases its inventory from approximately 300 suppliers, none of which represented over 10% of purchases during the year ended December 31, 2010. KC does not currently depend on any single supplier. KC believes that the loss of any one supplier would not have a long-term material adverse effect on its business as there are adequate third-party supplier choices available that can meet KC’s requirements. However, the loss of a supplier could, in the short term, adversely affect KC’s business until alternative supply arrangements are secured.
KC currently maintains its inventory for distribution to its stores at two distribution centers located near its corporate headquarters in Chillicothe, Ohio. The two distribution centers will be consolidated into a single facility in 2011.
Because KC's coverage of the outlet mall channel of the retail industry is high, KC continues to explore alternate areas of growth and diversification. For the past several years, KC has been testing alternative store formats both within the outlet mall industry and in the more traditional retail environments, including the traditional mall store format. Because not all of these formats have met KC’s rigorous financial performance standards, KC continues to explore alternate channels of distribution, including increased distribution through the internet. In addition, KC is exploring alternatives for Le Gourmet Chef® stores in outlet malls, traditional malls and distribution through the internet.
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
Employees
As of January 31, 2011, KC’s work force consisted of approximately 1,700 employees. None of KC’s employees are unionized. KC believes their current labor relations with employees are satisfactory.

D. North American Coal
General
NACoal mines and markets lignite and sub-bituminous coal primarily as fuel for power generation and provides selected value-added mining services for other natural resources companies. Lignite and sub-bituminous coal are or will be surface mined in Louisiana, Mississippi, North Dakota and Texas. NACoal has one consolidated mining operation: Mississippi Lignite Mining Company (“MLMC”). NACoal has seven unconsolidated mining operations: The Coteau Properties Company (“Coteau”), The Falkirk Mining Company (“Falkirk”), The Sabine Mining Company (“Sabine”), (collectively, the “project mining subsidiaries”), Demery Resources Company, LLC (“Demery”), Caddo Creek Resources Company, LLC (“Caddo Creek”), Camino Real Fuels, LLC (“Camino Real”) and Liberty Fuels Company, LLC ("Liberty"). Demery, Caddo Creek, Camino Real and Liberty are in the development stage. Demery has started mining minimal tons of coal from a test pit. Caddo Creek, Camino Real and Liberty do not currently mine or deliver coal. NACoal also provides dragline mining services for independently owned limerock quarries in Florida. At the end of 2010, NACoal's contract at San Miguel Lignite Mine (“San Miguel”) expired and its mining operations were transitioned to another company. During 2009, NACoal completed the sale of certain assets of the Red River Mining Company ("Red River").
The contracts with the unconsolidated mines' customers allow each mine to sell coal at a price based on actual cost plus an agreed pre-tax profit per ton or cost plus a management fee.
At December 31, 2010, NACoal’s operating mines consisted both of mines where the reserves were acquired and developed by NACoal, as well as mines where reserves were owned by the customers of the mines. It is currently contemplated that the reported reserves will be mined within the term of the leases for each of the mines NACoal operates and controls the reserves. In the future, if any of the leases are projected to expire before mining operations can commence, it is currently expected that each such lease would be amended to extend the term or new leases would be negotiated. Under these terms, NACoal expects coal mined pursuant to these leases will be available to meet its production requirements.
The majority of NACoal's revenues is generated from its consolidated mining operations and dragline mining services. MLMC's customer, Choctaw Generation Limited Partnership accounted for approximately 49%, 58% and 49% of NACoal's revenues for the years ended December 31, 2010, 2009 and 2008, respectively. San Miguel's customer, San Miguel Electric Cooperative accounted for approximately 29%, 31% and 32% of NACoal's revenues for the years ended December 31, 2010, 2009 and 2008, respectively.
Sales, Marketing and Operations
The principal coal customers of NACoal are electric utilities, an independent power provider and a synfuels plant. The distribution of coal sales, including sales of the unconsolidated mines, in the last five years has been as follows:

	Distribution
	Electric Utilities/Independent Power Provider	Synfuels Plant
2010	82%	18%
2009	82%	18%
2008	82%	18%
2007	82%	18%
2006	82%	18%

The total coal production by mine (in millions of tons) for the last three years and the weighted average prices per ton delivered for the last three years are as follows:

	2010	2009	2008
Unconsolidated Mines
Freedom	14.6	15.0	14.6
Falkirk	7.6	8.1	7.5
South Hallsville No. 1	4.6	3.8	4.1
Consolidated Mining Operations
Red Hills	4.0	3.4	2.8
San Miguel	3.3	3.2	3.1
Total tons produced	34.1	33.5	32.1
Oxbow (discontinued operations)	—	0.7	0.6
Price per ton delivered	$17.52	$16.42	$15.22
The contracts under which certain of the unconsolidated mines were organized provide that, under certain conditions of default, the customer(s) involved may elect to acquire the assets (subject to the liabilities) or the capital stock of the subsidiary for an amount effectively equal to book value. NACoal does not know of any conditions of default that currently exist. In one case, the customer may elect to acquire the stock of the subsidiary upon a specified period of notice without reference to default, in exchange for certain payments on coal mined thereafter. NACoal does not know of any current intention of any customer to acquire the stock of a subsidiary or terminate a contract for convenience. In addition, the contracts under which certain of the unconsolidated mines were organized provide that, under certain conditions of default or termination by the customer, the subsidiaries have the right to acquire certain or all of the assets of the mines under the same terms as a third-party purchaser.
The location, mine type, reserve data, coal quality characteristics, customer, sales tonnage and contract expiration date for the mines operated by NACoal in 2010 were as follows:

LIGNITE COAL MINING OPERATIONS ON AN “AS RECEIVED” BASIS

		2010						2009
		Proven and Probable Reserves (a)(b)
		Committed Under Contract	Uncommitted	Total	Tons Delivered (Millions)	Owned Reserves (%)	Leased Reserves (%)	Total Committed and Uncommitted (Millions of Tons)	Tons Delivered (Millions)	Contract Expires
Mine/Reserve	Type of Mine	(Millions of Tons)
Unconsolidated Mining Operations
Freedom Mine (c)	Surface Lignite	561.2	—	561.2	14.6	2%	98%	573.6	15.1	2017	(d)
Falkirk Mine (c)	Surface Lignite	461.5	—	461.5	7.6	1%	99%	469.9	8.1	2045
South Hallsville No. 1 Mine (c)	Surface Lignite	(e)	(e)	(e)	4.4	(e)	(e)	(e)	3.3	2035
Five Forks Mine (c)	Surface Lignite	(e)	(e)	(e)	(g)	(e)	(e)	(e)	(g)	2030
Marshall Mine (c)	Surface Lignite	(e)	(e)	(e)	(g)	(e)	(e)	(e)	(g)	2043
Eagle Pass Mine (c)	Surface Sub-bituminous	(e)	(e)	(e)	(g)	(e)	(e)	(e)	(g)	2012	(h)
Liberty Mine (c)	Surface Lignite	(e)	(e)	(e)	(g)	(e)	(e)	(e)	(g)	2054	(i)
Consolidated Mining Operations (j)
Red Hills Mine	Surface Lignite	128.4	99.4	227.8	3.6	27%	73%	231.7	3.7	2032
Total Developed		1,151.1	99.4	1,250.5	30.2			1,275.2	30.2
Undeveloped Mining Operations
North Dakota	—	—	596.1	596.1	—	—%	100%	595.7	—	—
Texas	—	—	165.1	165.1	—	52%	48%	165.1	—	—
Eastern (f)	—	—	28.8	28.8	—	100%	—%	28.6	—	—
Mississippi	—	—	142.2	142.2	—	—%	100%	142.2	—	—
Total Undeveloped		—	932.2	932.2				931.6
Total Developed/Undeveloped		1,151.1	1,031.6	2,182.7				2,206.8

		Coal Formation or Coal Seam(s)	Average Seam Thickness (feet)	Average Depth (feet)	Average Coal Quality (As received)
Mine/Reserve	Type of Mine				BTUs/lb	Sulfur (%)	Ash (%)	Moisture (%)
Unconsolidated Mining Operations
Freedom Mine (c)	Surface Lignite	Beulah-Zap Seams	18	130	6,700	0.9%	9%	36%
Falkirk Mine (c)	Surface Lignite	Hagel A&B, Tavis Creek Seams	8	60	6,200	0.6%	11%	38%
South Hallsville No. 1 Mine (c)	Surface Lignite	(e)	(e)	(e)	(e)	(e)	(e)	(e)
Five Forks Mine (c)	Surface Lignite	(e)	(e)	(e)	(e)	(e)	(e)	(e)
Marshall Mine (c)	Surface Lignite	(e)	(e)	(e)	(e)	(e)	(e)	(e)
Eagle Pass Mine (c)	Surface Sub-bituminous	(e)	(e)	(e)	(e)	(e)	(e)	(e)
Liberty Mine (c)	Surface Lignite	(e)	(e)	(e)	(e)	(e)	(e)	(e)
Consolidated Mining Operations (j)
Red Hills Mine	Surface Lignite	C, D, E, F, G, H Seams	3.6	150	5,200	0.6%	14%	43%
Undeveloped Mining Operations
North Dakota	—	Fort Union Formation	13	130	6,500	0.8%	8%	38%
Texas	—	Wilcox Formation	8	120	6,800	1.0%	16%	30%
Eastern (f)	—	Freeport & Kittanning	4	400	12,070	3.3%	12%	3%
Mississippi	—	Wilcox Formation	12	130	5,200	0.6%	13%	44%
________________________________

(a)
Committed and uncommitted tons represent in-place estimates. The projected extraction loss is approximately 10% of the proven and probable reserves, except with respect to the Eastern Undeveloped Mining Operations, in which case the extraction loss is approximately 30% of the proven and probable reserves.

(b)
NACoal’s reserve estimates are generally based on the entire drill hole database, which was used to develop a geologic computer model using a 200 foot grid and inverse distance to the second power as an interpolator. None of NACoal’s coal reserves have been reviewed by independent experts. As such, all reserves are considered proven (measured) within NACoal’s reserve estimate.

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

(f)
The proven and probable reserves included in the table do not include coal that is leased to others. NACoal had 80.1 million tons and 80.7 million tons in 2010 and 2009, respectively, of Eastern Undeveloped Mining Operations with leased coal committed under contract.

(g)	These mines are in the development stage and no coal was delivered during 2010 or 2009.

(h)
Although the term of the existing contract mining agreement expires in 2012, it extends automatically if NACoal’s customer’s third-party coal supply agreement is extended, and can be terminated in certain circumstances by either party.

(i)	The contract term is for 40 years commencing the year commercial deliveries begin which is anticipated to be 2014.

(j)
The San Miguel Lignite Mine was operated by NACoal during 2010, but is not included in the table above or in the disclosures that follow because at the end of 2010, NACoal's contract at the San Miguel Lignite Mine expired and its mining operations were transitioned to another company.

NORTHAMERICAN COAL CORPORATION

Locations of Operations

Falkirk Mine
Freedom Mine
Sabine Mine
Marshall Mine
NORTHAMERICAN COAL CORPORATION Corporate Office
Red Hills Mine
Liberty Mine
Florida Dragline Operations
Eagle Pass Mine
Five Forks Mine

Unconsolidated Mines
Freedom Mine — The Coteau Properties Company
The Freedom Mine, operated by Coteau, is located approximately 90 miles northwest of Bismarck, North Dakota. The main entrance to the Freedom Mine is accessed by means of a paved road and is located on County Road 15. Coteau holds 298 leases granting the right to mine approximately 37,473 acres of coal interests and the right to utilize approximately 27,187 acres of surface interests. In addition, Coteau owns in fee 30,842 acres of surface interests and 4,350 acres of coal interests. Substantially all of the leases held by Coteau were acquired in the early 1970s and have been replaced with new leases or have lease terms for a period sufficient to meet Coteau’s contractual production requirements.
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
The reserves are located in Mercer County, North Dakota, starting approximately two miles north of Beulah, North Dakota. The center of the basin is located near the city of Williston, North Dakota, approximately 100 miles northwest of the Freedom Mine. The economically mineable coal in the reserve occurs in the Sentinel Butte Formation, and is overlain by the Coleharbor Formation. The Coleharbor Formation unconformably overlies the Sentinel Butte Formation. It includes all of the unconsolidated sediments resulting from deposition during glacial and interglacial periods. Lithologic types include gravel, sand, silt, clay and till. The modified glacial channels are in-filled with gravels, sands, silts and clays overlain by till. The coarser gravel and sand beds are generally limited to near the bottom of the channel fill. The general stratigraphic sequence in the upland portions of the reserve area consists of till, silty sands and clayey silts.
Falkirk Mine — The Falkirk Mining Company
The Falkirk Mine, operated by Falkirk, is located approximately 50 miles north of Bismarck, North Dakota on a paved access road off U.S. Highway 83. Falkirk holds 331 leases granting the right to mine approximately 52,862 acres of coal interests and the right to utilize approximately 31,269 acres of surface interests. In addition, Falkirk owns in fee 36,119 acres of surface interests and 897 acres of coal interests. Substantially all of the leases held by Falkirk were acquired in the early 1970s with initial terms that have been further extended by the continuation of mining operations.
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
South Hallsville No. 1 Mine — The Sabine Mining Company
The South Hallsville No. 1 Mine, operated by Sabine, is located approximately 150 miles east of Dallas, Texas on FM 968. The entrance to the mine is by means of a paved road. Sabine has no title, claim, lease or option to acquire any of the reserves at the South Hallsville No. 1 Mine. Southwestern Electric Power Company controls all of the reserves within the South Hallsville No. 1 Mine.
The South Hallsville No. 1 Mine has two active pits generally producing between 3 million and 5 million tons of lignite coal annually based upon Southwestern Electric Power Company’s demand for its Henry W. Pirkey Plant and other contractual requirements. The mine started delivering coal in 1985.
Five Forks Mine — Demery Resources Company, LLC
The Five Forks Mine, to be operated by Demery, is in the development stage and will be developed near Creston, Natchitoches Parish, Louisiana. Access to the Five Forks Mine is by means of a gravel road. Demery will have no title, claim, lease or option to acquire any of the reserves at the Five Forks Mine. Five Forks Mining, LLC will control all of the reserves within the Five Forks Mine.
Marshall Mine — Caddo Creek Resources Company, LLC
The Marshall Mine, to be operated by Caddo Creek, is in the development stage and will be developed near Marshall, Texas in the counties of Harrison and Panola. Access to the Marshall Mine is by means of a paved road. Caddo Creek will have no title, claim, lease or option to acquire any of the reserves at the Marshall Mine. Marshall Mine, LLC will control all of the reserves within the Marshall Mine.
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
Liberty Mine — Liberty Fuels, LLC

The Liberty Mine, to be operated by Liberty, is in the development stage and will be developed near DeKalb in Kemper and Lauderdale counties, Mississippi. Access to the Liberty Mine will be by means of a paved road. Liberty will have no title, claim, lease or option to acquire any of the reserves at the Liberty Mine. Kemper Natural Resources, LLC will control all of the reserves within the Liberty Mine.
Consolidated Mines
Red Hills Mine — Mississippi Lignite Mining Company
The Red Hills Mine, operated by MLMC, is located approximately 120 miles northeast of Jackson, Mississippi. The entrance to the mine is by means of a paved road located approximately one mile west of Highway 9. MLMC holds 129 leases granting the right to mine approximately 7,710 acres of coal interests and the right to utilize approximately 7,505 acres of surface interests.

In addition, MLMC owns in fee 2,387 acres of surface interests and 1,906 acres of coal interests. Substantially all of the leases held by MLMC were acquired during the mid-1970s to the early 1980s with terms totaling 50 years, many of which can be further extended by the continuation of mining operations.
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
Florida Dragline Operations — The North American Coal Corporation
NACoal’s Florida Dragline Operations operate draglines to mine limerock at the following quarries in Florida pursuant to mining services agreements with the quarry owners:

Quarry Name	Location	Quarry Owner	Year NACoal Started Dragline Operations
White Rock Quarry — North	Miami	WRQ	1995
White Rock Quarry — South	Miami	WRQ	2005
Krome Quarry	Miami	Cemex	2003
Alico Quarry	Ft. Myers	Cemex	2004
FEC Quarry	Miami	Cemex	2005
Pennsuco Quarry	Miami	Tarmac	2005
SCL Quarry	Miami	Cemex	2006
Card Sound Quarry	Miami	Cemex	2009

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
North American Coal Royalty Company
No operating mines currently exist on the undeveloped reserves in North Dakota, Texas and Mississippi. NACoal Royalty Company does receive certain royalty payments from unrelated third parties for production or advance royalty payments for oil and gas, as well as for coal reserves located in Ohio, Pennsylvania, North Dakota, Louisiana and Texas.
During 2009, NACoal received bonus payments for the lease of certain oil and gas mineral rights to a third party. The Company recorded a gain of $7.1 million in 2009 related to these payments.
General Information about the Mines
Leases. The leases held by Coteau, Falkirk and MLMC have a variety of continuation provisions, but generally they permit the leases to be continued beyond their fixed terms. Under the terms of the leases held by these companies, each respective company expects that coal mined pursuant to its leases will be available to meet its production requirements.
No Previous Operators. There were no previous operators of the Freedom Mine, Falkirk Mine, South Hallsville No. 1 Mine or Red Hills Mine.
Exploration and Development. The Freedom Mine, Falkirk Mine, South Hallsville No. 1 Mine and Red Hills Mine are well past the exploration stage and are in production. Additional pit development is underway at each mine. Drilling programs are routinely conducted for the purpose of refining guidance related to ongoing operations. For example, at the Red Hills Mine, the lignite coal reserve has been defined by a drilling program that is designed to provide 500-foot spaced drill holes for areas anticipated to be mined within six years of the current pit. Drilling beyond the six-year horizon ranges from 1,000 to 2,000-foot centers. Drilling is conducted every other year to stay current with the advance of mining operations. Demery, Caddo Creek, Camino Real and Liberty are in the mine planning and design phase. Demery, Caddo Creek and Liberty are involved in initial mine permitting. Camino Real is involved in substantial revisions to an existing mine permit. Geological evaluation is in process at all three locations.

Facilities and Equipment. The facilities and equipment for each of the mines are maintained to allow for safe and efficient operation. The equipment is well maintained, in good physical condition and is either updated or replaced periodically with the latest models or upgrades available to keep up with modern technology. As equipment wears out, the mines evaluate what replacement option will be the most cost efficient, including the evaluation of both new and used equipment, and proceed with that replacement. The majority of electrical power for the draglines, shovels, coal crushers, coal conveyors and facilities generally is provided by the utility customer for the applicable mine. Electrical power for the Sabine facilities is provided by Upshur Rural Electric Co-op. Electrical power for the Sabine draglines is provided by the Pirkey Power Plant. The remainder of the equipment generally is powered by diesel or gasoline. The total cost of the property, plant and equipment, net of applicable accumulated amortization and depreciation as of December 31, 2010, for each of the mines is set forth in the chart below.

Mine	Total Historical Cost of Mine Property, Plant and Equipment (excluding Coal Lands, Real Estate and Construction in Progress), Net of Applicable Accumulated Amortization and Depreciation
(in millions)
Unconsolidated Mining Operations
Freedom Mine — The Coteau Properties Company	$104.8
Falkirk Mine — The Falkirk Mining Company	$119.1
South Hallsville No. 1 Mine — The Sabine Mining Company	$144.2
Five Forks Mine — Demery Resources Company, LLC	$—
Marshall Mine — Caddo Creek Resources Company, LLC	$—
Eagle Pass Mine — Camino Real Fuels, LLC	$—
Liberty Mine — Liberty Fuels, LLC	$—
Consolidated Mining Operations
Red Hills Mine — Mississippi Lignite Mining Company	$35.7
Florida Dragline Operations — The North American Coal Corporation	$2.7
Predominantly all of Demery, Caddo Creek and Camino Real’s machinery and equipment is owned by NACoal’s customers. A substantial portion of MLMC’s machinery, trucks and equipment is rented under operating leases. All other draglines were purchased used and have been or will be updated with the latest technology.
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
Numerous governmental permits and approvals are required for coal mining operations. NACoal or one of its subsidiaries holds or will hold the necessary permits at all of NACoal’s coal mining operations except Demery and Camino Real, where NACoal’s customers hold or will hold the permits. The Company believes, based upon present information provided to it by NACoal’s customers, that NACoal’s customers have or will have all environmental permits necessary for NACoal to operate Demery and Camino Real; however, the Company cannot be certain that NACoal’s customers will be able to obtain and/or maintain all such permits in the future.
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

In response to the District Court’s ruling, the U.S. Army Corps of Engineers issued a Final Supplemental Environmental Impact Statement (“FSEIS”) in May 2009. The requisite Department of Army Record of Decision (“ROD”) and statement of findings on the May 2009 FSEIS was released on February 1, 2010. New mining permits were issued for NACoal's customers at all of the limerock dragline mining operations during 2010.
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
The Abandoned Mine Land Fund, which is part of SMCRA, imposes a fee on all current lignite coal mining operations. The proceeds are used principally to reclaim mine lands closed prior to 1977. In addition, the Abandoned Mine Land Fund also makes transfers annually to the United Mine Workers of America Combined Benefit Fund (the “Fund”), which provides health care benefits to retired coal miners who are beneficiaries of the Fund. The fee is currently $0.09 per ton on lignite coal produced.
SMCRA establishes operational, reclamation and closure standards for surface coal mines. The Company accrues for the costs of current mine disturbance and final mine closure, including the cost of treating mine water discharges, where necessary. These obligations are unfunded.
SMCRA stipulates compliance with many other major environmental programs. These programs include the CAA, Clean Water Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation and Liability Act, and Emergency Planning and Community Right-To-Know Act. The U.S. Army Corps of Engineers regulates activities affecting navigable waters, and the U.S. Bureau of Alcohol, Tobacco and Firearms regulates the use of explosives for blasting. In addition, the U.S. Environmental Protection Agency (“EPA”), the U.S. Army Corps of Engineers and the Federal Office of Surface Mining are engaged in a series of rulemakings and other administrative actions under the Clean Water Act and other statutes that are directed at reducing the impact of coal mining operations on water bodies. Currently, these initiatives are primarily with respect to mining operations in the Appalachian region, especially on mountaintops. However, these initiatives may extend beyond this region to areas where NACoal has mining operations.
The Company does not believe there are any significant issues that pose a risk to NACoal’s ability to maintain its existing mining permits or hinder its ability to acquire future mining permits.
Clean Air Act

The process of burning coal can cause many compounds and impurities in the coal to be released into the air; including sulfur dioxide, nitrogen oxides, mercury, particulate matter and others. The CAA and the corresponding state laws that extensively regulate the emissions of materials into the air affect coal mining operations both directly and indirectly. Direct impacts on coal mining operations occur through CAA permitting requirements and/or emission control requirements relating to air contaminants, especially, particulate matter. Indirect impacts on coal mining operations occur through regulation of the air emissions of sulfur dioxide, nitrogen oxides, mercury, particulate matter and other compounds emitted by coal-fired power plants. The EPA has promulgated or proposed regulations that impose tighter emission restrictions in a number of areas, some of which are currently subject to litigation. The general effect of tighter restrictions could be to reduce demand for coal. Any reduction in coal’s share of the capacity for power generation could have a material adverse effect on the Company’s business, financial condition and results of operations.
States are required to submit to EPA revisions to their state implementation plans (“SIPs”) that demonstrate the manner in which the states will attain national ambient air quality standards (“NAAQS”) every time a NAAQS is issued or revised by the EPA. The EPA has adopted NAAQS for several pollutants, which it continues to periodically review for revisions. When the EPA adopts new, more stringent NAAQS for a pollutant, some states have to change their existing SIPs. Coal mining operations and coal-fired power plants that emit particulate matter or other specified material are, therefore, affected by changes in the SIPs. Through this process over the last two years, the EPA has reduced the NAAQS for particulate matter, ozone, and nitrogen oxides. It is anticipated that new, reduced sulfur dioxide NAAQS will be implemented by mid-2011. The states are still in the process of revising their SIPs, so the specific impacts are yet uncertain. NACoal’s coal mining operations and utility customers may be directly affected when the revisions to the SIPs are made and incorporate the new NAAQS for sulfur dioxide, nitrogen oxides, ozone and particulate matter. In addition to the SIP process, the CAA allows states to assert claims against sources in “upwind” states that allege emission sources, including coal-fired power plants, in the “upwind” states are preventing “downwind” states from attaining the applicable NAAQS. The new NAAQS and claims by “downwind” states may restrict NACoal’s ability to develop new mines or could require it to modify its existing operations. NACoal’s utility customers may also be required to install additional emission control equipment to meet the SIPs. The extent of the potential impact of the new NAAQS and other rules on the coal industry will depend on the policies and emission control strategies associated with the SIPs and other rules under the CAA but could have a material adverse effect on NACoal’s business, financial condition and the results of operations.
In 2005, the EPA proposed the Clean Air Interstate Rule ("CAIR") to control the regional transport of sulfur dioxide and nitrogen oxides from coal-fired power plants and their impacts of downwind NAAQS areas. The courts vacated this rule in 2008. It is anticipated the EPA will be proposing a replacement CAIR rule by mid-2011. This rule would further limit power plant emissions that are determined to affect NAAQS in downwind areas; that could be hundreds of miles from the power plant. Any such restrictions may have an adverse impact on the demand for coal, which may have an adverse effect on NACoal's business, financial condition or results of operations.
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
Under the CAA, new and modified sources of air pollution must meet certain new source standards (the “New Source Review Program”). In the late 1990s, the EPA filed lawsuits against many coal-fired power plants in the eastern United States alleging that the owners performed non-routine maintenance, causing increased emissions that should have triggered the application of these new source standards. Some of these lawsuits have been settled with the owners agreeing to install additional emission control devices in their coal-fired power plants. The remaining litigation and the uncertainty around the New Source Review Program rules could adversely impact demand for coal. Regardless of the outcome of litigation on either rule, stricter controls on emissions of sulfur dioxide, nitrogen oxide and mercury are likely. Any such controls may have an adverse impact on the demand for coal, which may have an adverse effect on NACoal’s business, financial condition or results of operations.

The Clean Air Mercury Rule ("CAMR") was proposed in 2005. CAMR was a “cap and trade” approach to reduce mercury emissions from coal-fired power plants that was quite similar to the existing sulfur dioxide and nitrogen oxide rules. In 2009, the Courts vacated CAMR and EPA announced its plans to develop a technology based standard to control mercury emissions. EPA is planning to publish a proposed mercury rule in March 2011. This rule is likely to be authorized under the CAA as Maximum Achievable Control Technology ("MACT"), wherein EPA specifies the approved control technologies that may be used and the removal levels that will be met. It is purported that the mercury rule will require activated carbon injection to capture mercury and ninety percent removal will be required. Any such controls may have an adverse impact on the demand for coal, which may have an adverse effect on NACoal's business, financial condition or results of operations.
The cost of controlling mercury emissions from coal combustion will be significant. NACoal’s utility customers may incur substantial costs in order to switch to other fuels which may require expensive modifications to their existing plants. If NACoal cannot offset the cost of mercury removal by lowering the costs of delivery of its coal on an energy equivalent basis, the Company’s business, financial condition and results of operations could be materially adversely affected.

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
The United States has not implemented the 1992 Framework Convention on Global Climate Change (“Kyoto Protocol”), which became effective for many countries on February 16, 2005. The Kyoto Protocol was intended to limit or reduce emissions of GHG, such as carbon dioxide. The United States has not ratified the emission targets of the Kyoto Protocol or any other GHG agreement. Because the Kyoto Protocol will expire in 2012, there have been efforts to reach an international agreement, including a meeting in Copenhagen, Denmark in December 2009, to construct a successor to the Kyoto Protocol. Even though the United States has not accepted these international GHG limiting treaties nor has it enacted domestic legislation to control GHG, numerous lawsuits and regulatory actions have been undertaken by states and environmental groups to try to force controls on the emission of carbon dioxide; or to prevent the construction of new coal-fired power plants. The implementation by the United States of an international agreement, the regulations promulgated to date by the EPA with respect to GHG emissions or the adoption of legislation to control GHG emissions, could have a materially adverse effect on the Company’s business, financial condition and results of operations.
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
Bellaire Corporation, a wholly owned non-operating subsidiary of the Company (“Bellaire”), is treating mine water drainage from coal refuse piles associated with two former underground coal mines in Ohio and one former underground coal mine in Pennsylvania, and is treating mine water from a former underground coal mine in Pennsylvania. Bellaire anticipates that it will need to continue these activities indefinitely and has accrued a liability of $13.9 million as of December 31, 2010 related to these matters.

In connection with Bellaire's normal permit renewal with the Pennsylvania Department of Environmental Protection ("DEP"), it was notified during 2004 that in order to obtain renewal of the permit it would be required to establish a mine water treatment trust (the "Trust"). On October 1, 2010, Bellaire executed a Post-Mining Treatment Trust Consent Order and Agreement (“Consent”) with the DEP which established the Trust to provide a financial assurance mechanism in order to assure the long-term treatment of post-mining discharges.

Bellaire has agreed to initially fund the Trust with approximately $5.0 million. Bellaire funded $2.5 million upon execution of the Consent and the remaining amount will be funded in 2011.
Resource Conservation and Recovery Act
The Resource Conservation and Recovery Act ("RCRA") affects coal mining operations by establishing requirements for the treatment, storage and disposal of wastes, including hazardous wastes. Coal mine wastes, such as overburden and coal cleaning wastes, currently are exempted from hazardous waste management. The proposed rules regulate coal combustion residuals (“CCR”), such as coal ash, under RCRA. The EPA proposed rule exempts CCRs disposed of at mine sites in favor of deferring any regulation to the Federal Office of Surface Mining for these materials. The outcome of this rulemaking, and any subsequent action by OSM, could impact those NACoal operations which use CCRs for haul roads and other fill. If NACoal were unable to use CCRs for this purpose, its revenues for disposing of CCRs from its customers may decrease and its costs may increase due to the purchase of alternative materials for haul roads.
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
Based on industry information, NACoal believes it was one of the ten largest coal producers in the United States in 2010 based on total coal tons produced.
Employees
As of January 31, 2011, NACoal had approximately 1,400 employees, including approximately 1,000 employees at the unconsolidated mines. NACoal believes its current labor relations with employees are satisfactory.

Item 1A. RISK FACTORS
NMHG
NMHG's lift truck business is cyclical. Any downturn in the general economy could result in significant decreases in the Company's revenue and profitability and an inability to sustain or grow the business.
NMHG's lift truck business historically has been cyclical. Fluctuations in the rate of orders for lift trucks reflect the capital investment decisions of NMHG's customers, which depend to a certain extent on the general level of economic activity in the various industries the lift truck customers serve. During economic downturns, customers tend to delay new lift truck and parts purchases. Consequently, NMHG has experienced, and in the future may continue to experience, significant fluctuations in its revenues and net income. If there is a downturn in the general economy, or in the industries served by NMHG's lift truck customers, the Company's revenue and profitability could decrease significantly and the Company may not be able to sustain or grow the business.
If the capital goods market declines, the cost saving efforts implemented by NMHG may not be sufficient to achieve the benefits NMHG expects.
If the economy or the capital goods market declines, NMHG's revenues could decline. If revenues are lower than expected, the programs implemented at NMHG may not achieve the benefits NMHG expects. Furthermore, NMHG may be forced to take additional cost savings steps that could result in additional charges that materially adversely affect its ability to compete or implement its current business strategies.
The pricing and costs of NMHG's products have been and may continue to be impacted by foreign currency fluctuations, which could materially increase the Company's costs, result in material exchange losses and materially reduce operating margins.
Because NMHG conducts transactions in various foreign currencies, including the euro, British pound, Australian dollar, Brazilian Real and the Japanese yen, its lift truck pricing is subject to the effects of fluctuations in the value of these foreign currencies and fluctuations in the related currency exchange rates. As a result, NMHG's sales have historically been affected by, and may continue to be affected by, these fluctuations. In addition, exchange rate movements between currencies in which NMHG purchases materials and components and manufactures certain of its products and the currencies in which NMHG sells those products have been affected by and may continue to result in exchange losses that could materially reduce operating margins. Furthermore, NMHG's hedging contracts may not offset risks from changes in currency exchange rates.
The cost of raw materials used by NMHG's products has and may continue to fluctuate, which could materially reduce the Company's profitability.
At times, NMHG has experienced significant increases in its materials costs, primarily as a result of global increases in industrial metals including steel, lead and copper and other commodity prices including rubber, as a result of increased demand and limited supply. NMHG manufactures products that include raw materials that consist of steel, rubber, copper, lead, castings and counterweights. NMHG also purchases parts provided by suppliers that are manufactured from castings and steel or contain lead. The cost of these parts is impacted by the same economic conditions that impact the cost of the parts that NMHG manufactures. The cost to manufacture lift trucks and related service parts has been and will continue to be affected by fluctuations in prices for these raw materials. If costs of these raw materials increase, the Company's profitability could be reduced.
NMHG depends on a limited number of suppliers for specific critical components.
NMHG depends on a limited number of suppliers for some of its critical components, including diesel and gasoline engines and cast-iron counterweights used to counterbalance some lift trucks. Some of these critical components are imported and subject to regulation, such as inspection by the U.S. Department of Commerce. The Company's results of operations could be adversely affected if NMHG is unable to obtain these critical components, or if the costs of these critical components were to increase significantly, due to regulatory compliance or otherwise, and NMHG was unable to pass the cost increases on to its customers.
If NMHG's current cost reduction and efficiency programs, including the introduction of new products, does not prove effective, the Company's revenues, profitability and market share could be significantly reduced.
Changes in the timing of implementation of its current cost reduction, efficiency and new product programs may result in a delay in the expected recognition of future costs and realization of future benefits. As such, because future industry demand levels are lower than historical industry demand cycles as a result of the current economic environment, the actual annual cost savings could be lower than expected. If NMHG is unable to successfully implement these programs, the Company's revenues, profitability and market share could be significantly reduced.
The failure of NMHG to compete effectively within its industry could result in a significant decrease in the Company's revenues and profitability.
NMHG experiences intense competition in the sale of lift trucks and aftermarket parts. Competition in the lift truck industry is based primarily on strength and quality of dealers, brand loyalty, customer service, new lift truck sales prices, availability of products and aftermarket parts, comprehensive product line offerings, product performance, product quality and features and the cost of ownership over the life of the lift truck. NMHG competes with several global full-line manufacturers that operate in all major markets. These manufacturers may have greater financial resources and less debt than NMHG, which may enable them to commit larger amounts of capital in response to changing market conditions, and lower costs of manufacturing. If NMHG fails to compete effectively, the Company's revenues and profitability could be significantly reduced.
NMHG relies primarily on its network of independent dealers to sell its lift trucks and aftermarket parts and has no direct control over sales by those dealers to customers. Ineffective or poor performance by these independent dealers could result in a significant decrease in the Company's revenues and profitability and an inability by NMHG to sustain or grow the business.
NMHG relies primarily on independent dealers for sales of its lift trucks and aftermarket parts. Sales of NMHG's products are therefore subject to the quality and effectiveness of the dealers, who are generally not subject to NMHG's direct control. As a result, ineffective or poorly performing dealers could result in a significant decrease in the Company's revenues and profitability and NMHG may not be able to sustain or grow its business.
NMHG's actual liabilities relating to pending lawsuits may exceed its expectations.
NMHG is a defendant in pending lawsuits involving, among other things, product liability claims. NMHG cannot be sure that it will succeed in defending these claims, that judgments will not be rendered against NMHG with respect to any or all of these proceedings or that reserves set aside or insurance policies will be adequate to cover any such judgments. The Company could incur a charge to earnings if reserves prove to be inadequate or the average cost per claim or the number of claims exceed estimates, which could have a material adverse effect on the Company's results of operations and liquidity for the period in which the charge is taken and any judgment or settlement amount is paid.
NMHG is subject to guarantees of the residual values of lift trucks, standby repurchase or recourse obligations with respect to financing arrangements of some of its customers.
Through arrangements with GECC and others, dealers and other customers are provided financing for new lift trucks in the United States and in major countries of the world outside of the United States. Through these arrangements, NMHG's dealers and certain customers are extended credit for the purchase of lift trucks to be placed in the dealer's floor plan inventory or the financing of lift trucks that are sold or leased to customers. For some of these arrangements, NMHG provides guarantees of the residual values of lift trucks, standby recourse or repurchase obligations such that it would become obligated in the event of default by the dealer or customer. Total amounts subject to these types of obligations at December 31, 2010 were $193.3 million. Generally, NMHG maintains a perfected security interest in the assets financed such that, in the event that it becomes obligated under the terms of the guarantees of the residual values of lift trucks, standby recourse or repurchase obligations, it may take title to the assets financed. NMHG cannot be certain, however, that the security interest will equal or exceed the amount of the guarantees of the residual values of lift trucks, standby recourse or repurchase obligations. In addition, NMHG cannot be certain that losses under the terms of the guarantees of the residual values of lift trucks, standby recourse or repurchase obligations will not exceed the reserves that it has set aside in its consolidated financial statements. The Company could incur a charge to earnings if its reserves prove to be inadequate, which could have a material adverse effect on the Company's results of operations and liquidity for the period in which the charge is taken.
NMHG is subject to risks relating to its foreign operations.
Foreign operations represent a significant portion of NMHG's business. NMHG expects revenue from foreign markets to continue to represent a significant portion of NMHG's total revenue. NMHG owns or leases manufacturing facilities in Brazil, Italy, Mexico, The Netherlands and Northern Ireland, and owns interests in joint ventures with facilities in China, Japan, the Philippines and Vietnam. It also sells domestically produced products to foreign customers and sells foreign produced products to domestic customers. NMHG's foreign operations are subject to additional risks, which include:

•	potential political, economic and social instability in the foreign countries in which NMHG operates;

•
currency risks, see the risk factor titled “The pricing and costs of NMHG's products have been and may continue to be impacted by foreign currency fluctuations, which could materially increase the Company's costs, result in material exchange losses and materially reduce operating margins;”

•	imposition of or increases in currency exchange controls;

•	potential inflation in the applicable foreign economies;

•	imposition of or increases in import duties and other tariffs on NMHG's products;

•	imposition of or increases in foreign taxation of earnings and withholding on payments received by NMHG from its subsidiaries;

•	regulatory changes affecting international operations; and

•	stringent labor regulations.
Part of the strategy to expand NMHG's worldwide market share and decrease costs is strengthening its international distribution network and sourcing basic components in lower-cost countries. Implementation of this strategy may increase the impact of the risks described above and there can be no assurance that such risks will not have an adverse effect on the Company's revenues, profitability or market share.
NMHG's actual liabilities relating to environmental matters may exceed its expectations.
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
NMHG is investigating or remediating historical contamination at some current and former sites caused by its operations or those of businesses it acquired. NMHG has also been named as a potentially responsible party for cleanup costs under the so-called Superfund law at several third-party sites where NMHG (or its predecessors) disposed of wastes in the past. Under the Superfund law and often under similar state laws, the entire cost of cleanup can be imposed on any one of the statutorily liable parties, without regard to fault. While NMHG is not currently aware that any material outstanding claims or obligations exist with regard to these sites, the discovery of additional contamination at these or other sites could result in significant cleanup costs that could have a material adverse effect on NMHG's financial conditions and results of operations.
In connection with any acquisition made by NMHG, NMHG could, under some circumstances, be held financially liable for or suffer other adverse effects due to environmental violations or contamination caused by prior owners of businesses NMHG has acquired. In addition, under some of the agreements through which NMHG has sold businesses or assets, NMHG has retained responsibility for certain contingent environmental liabilities arising from pre-closing operations. These liabilities may not arise, if at all, until years later and could require NMHG to incur significant additional expenses, which could materially adversely affect the Company's results of operations and financial condition.
Hamilton Beach Brands
HBB's business is sensitive to the strength of the U.S. retail market and weakness in this market could adversely affect its business.
The strength of the retail economy in the United States has a significant impact on HBB's performance. Weakness in consumer confidence and poor financial performance by mass merchandisers, warehouse clubs, department stores or any of HBB's other customers would result in lost revenues. A general slowdown in the retail sector would result in additional pricing and marketing support pressures on HBB.
The market for HBB's products is highly seasonal and dependent on consumer spending, which could result in significant variations in the Company's revenues and profitability.
Sales of HBB's products are related to consumer spending. Any downturn in the general economy or a shift in consumer spending away from small electric household appliances would adversely affect its business. In addition, the market for small electric household appliances is highly seasonal in nature. HBB often recognizes a substantial portion of its sales in the last half of the year. Accordingly, quarter-to-quarter comparisons of past operating results of HBB are meaningful only when comparing equivalent time periods, if at all. Any economic downturn, decrease in consumer spending or a shift in consumer spending away from small electric household appliances may significantly reduce revenues and profitability.
HBB is dependent on key customers and the loss of, or significant decline in business from, one or more of its key customers could materially reduce its revenues and profitability and its ability to sustain or grow its business.
HBB relies on several key customers. Its five largest customers accounted for approximately 55%, 61% and 60% of revenues for the years ended December 31, 2010, 2009 and 2008, respectively. Wal-Mart accounted for approximately 36%, 38% and 40% of HBB's revenues in 2010, 2009 and 2008, respectively. Although HBB has long-established relationships with many customers, it does not have any long-term supply contracts with these customers, and purchases are generally made using individual purchase orders. A loss of any key customer could result in significant decreases in HBB's revenues and profitability and an inability to sustain or grow its business.
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
As a result of dependence on its key customers, HBB could experience a material adverse effect on its revenues and profitability if any of the following were to occur:
•the insolvency or bankruptcy of any key customer;
•a declining market in which customers materially reduce orders or demand lower prices; or
•a strike or work stoppage at a key customer facility, which could affect both its suppliers and customers.
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
HBB is dependent on third-party suppliers for the manufacturing of all of its products. HBB's ability to select reliable suppliers who provide timely deliveries of quality products will impact its success in meeting customer demand. Any inability of HBB's suppliers to timely deliver products or any unanticipated changes in suppliers could be disruptive and costly to the Company. Any significant failure by HBB to obtain products on a timely basis at an affordable cost or any significant delays or interruptions of supply would have a material adverse effect on the Company's profitability.
Because HBB's suppliers are primarily based in China, international operations subject the Company to additional risks including, among others:
•currency fluctuations;
•labor unrest;

•potential political, economic and social instability;
•lack of developed infrastructure;
•restrictions on transfers of funds;
•import and export duties and quotas;
•changes in domestic and international customs and tariffs;
•uncertainties involving the costs to transport products;
•long distance shipping routes dependent upon a small group of shipping and rail carriers;
•unexpected changes in regulatory environments;
•regulatory issues involved in dealing with foreign suppliers and in exporting and importing products;
•difficulty in complying with a variety of foreign laws;
•difficulty in obtaining distribution and support; and
•potentially adverse tax consequences.
The foregoing factors could have a material adverse effect on HBB's ability to maintain or increase the supply of products, which may result in material increases in expenses and decreases in revenues.
Increases in costs of products may materially reduce the Company's profitability.
Factors that are largely beyond the Company's control, such as movements in commodity prices for the raw materials needed by suppliers of HBB's products, may affect the cost of products, and HBB may not be able to pass those costs on to its customers. As an example, HBB's products require a substantial amount of plastic. Because the primary resource used in plastic is petroleum, the cost and availability of plastic varies to a great extent with the price of petroleum. In recent years, the prices of petroleum, as well as steel, aluminum and copper have increased significantly. These price increases may materially reduce the Company's profitability.
The increasing concentration of HBB's small electric household appliance sales among a few retailers and the trend toward private label brands could materially reduce revenues and profitability.
With the growing trend towards the concentration of HBB's small electric household appliance sales among a few retailers, HBB is increasingly dependent upon fewer customers whose bargaining strength is growing as a result of this concentration. HBB sells a substantial quantity of products to mass merchandisers, national department stores, variety store chains, drug store chains, specialty home retailers and other retail outlets. These retailers generally purchase a limited selection of small electric household appliances. As a result, HBB competes for retail shelf space with its competitors. In addition, certain of HBB's larger customers use their own private label brands on household appliances that compete directly with some of HBB's products. As the retailers in the small electric household appliance industry become more concentrated, competition for sales to these retailers may increase, which could materially reduce the Company's revenues and profitability.
The small electric household and commercial appliance industry is consolidating, which could reduce HBB's ability to successfully secure product placements at key customers and limit its ability to sustain a cost competitive position in the industry.
Over the past several years, the small electric household and commercial appliance industry has undergone substantial consolidation, and further consolidation is likely. As a result of this consolidation, the small electric household and commercial appliance industry primarily consists of a limited number of large distributors. To the extent that HBB does not continue to be a major participant in the small electric household and commercial appliance industry, its ability to compete effectively with these larger distributors could be negatively impacted. As a result, this condition could reduce HBB's ability to successfully secure product placements at key customers and limit the ability to sustain a cost competitive position in the industry.
HBB's inability to compete effectively with competitors in its industry, including large established companies with greater resources, could result in lost market share and decreased revenues.
The small electric household and commercial appliance industry does not have onerous entry barriers. As a result, HBB competes with many small manufacturers and distributors of housewares products. Additional competitors may also enter this market and cause competition to intensify. For example, some of HBB's customers have expressed interest in sourcing, or expanding the extent of sourcing, small electric household and commercial appliances directly from manufacturers in Asia. The Company believes competition is based upon several factors, including product design and innovation, quality, price, product features, merchandising, promotion and warranty. If HBB fails to compete effectively with these manufacturers and distributors, it could lose market share and experience a decrease in revenues, which would adversely affect the Company's results of operations.
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
Kitchen Collection
The market for KC's products is highly seasonal and dependent on consumer spending, which could result in significant variations in the Company's revenues and profitability.
Sales of products sold at KC stores are subject to a number of factors related to consumer spending, including general economic conditions affecting disposable consumer income such as unemployment rates, business conditions, interest rates, levels of consumer confidence, energy prices, mortgage rates, the level of consumer debt and taxation. The weak economic environment, a worsening of the general economy or a shift in consumer spending will adversely affect KC's business. In addition, KC often recognizes a substantial portion of its sales in the last half of the year. Accordingly, any economic downturn, decrease in consumer spending or a shift in consumer spending away from KC's products could significantly reduce revenues and profitability.
KC faces an extremely competitive specialty retail market, and such competition could result in a reduction of KC's prices and loss of market share.
The retail market is highly competitive. KC competes against a diverse group of retailers, including specialty stores, department stores, discount stores and catalog retailers. Many of KC's competitors are larger and have significantly greater financial, marketing and other resources. This competition could result in the reduction of KC product prices and a loss of market share.
KC may not be able to forecast customer preferences accurately in its merchandise selections.
KC's success depends in part on its ability to anticipate the tastes of its customers and to provide merchandise that appeals to their preferences. KC's strategy requires merchandising staff to introduce products that meet current customer preferences and that are affordable and distinctive in quality and design. KC's failure to anticipate, identify or react appropriately to changes in consumer trends could cause excess inventories and higher mark-downs or a shortage of products and could harm KC's business and operating results.
KC depends on third-party suppliers for all of its products, which subjects KC to risks, including unanticipated increases in expenses, decreases in revenues and disruptions in the supply chain.
KC is dependent on third-party suppliers for all of its products. KC's ability to select reliable suppliers who provide timely deliveries of quality products will impact its success in meeting customer demand. Any inability of KC's suppliers to timely deliver products or any unanticipated changes in suppliers could be disruptive and costly to KC. In addition, KC may not be able to acquire desired merchandise in sufficient quantities on acceptable terms in the future. KC's business would also be adversely affected by any delays in product shipments due to freight difficulties, strikes or other difficulties at its principal transport providers. Any significant failure by KC to obtain products on a timely basis at an affordable cost or any significant delays or interruptions of supply would have a material adverse effect on KC's profitability.
North American Coal
Termination of long-term mining contracts could materially reduce the Company's profitability.
Substantially all of NACoal's profits are derived from long-term mining contracts. The contracts for certain of NACoal's unconsolidated mines permit the customer under some conditions of default to acquire the assets or stock of the subsidiary for an amount roughly equal to book value. In one case, the customer may elect to acquire the stock of the subsidiary upon a specified period of prior notice, for any reason, in exchange for payments to NACoal on coal mined at that facility in the future. If any of NACoal's long-term mining contracts were terminated, profitability could be materially reduced to the extent that NACoal is unable to find alternative customers at the same level of profitability.

NACoal's unconsolidated mines are subject to risks created by changes in customer demand, inflationary adjustments and tax rates.
The contracts with the unconsolidated mines’ customers allow each mine to sell coal at a price based on actual cost plus an agreed pre-tax profit per ton or cost plus a management fee per ton during the production stage. During the development stage, the contracts with the unconsolidated mines' customers provide for reimbursement of actual costs incurred plus a monthly management fee. During the production stage, the unconsolidated mines' customers pay on a cost-plus basis only for the coal they consume and use. As a result, reduced coal usage by customers, including, but not limited to, unanticipated weather conditions and scheduled and unscheduled power plant outages, could have an adverse impact on the Company's results of operations. Because of the contractual price formulas for the sale of coal and mining services by these unconsolidated mines, the profitability of these operations is also subject to fluctuations in inflationary adjustments (or lack thereof) that can impact the per ton profit or management fee paid for the coal and taxes applicable to NACoal's income on that coal. In addition, any changes in tax laws that eliminate benefits for percentage depletion would have a material adverse effect on the Company. These factors could materially reduce NACoal's profitability.
NACoal’s consolidated mining operations are subject to risks created by its capital investment in the mines, the costs of mining the coal and the dragline mining equipment, in addition to risks created by changes in customer demand, inflationary adjustments and tax rates.
The consolidated mining operations are comprised of MLMC, dragline mining services, royalties from mineral leases to other mining companies and other activities. The profitability of these consolidated mining operations is subject to the risk of loss of its investment in these mining operations, as well as increases in the cost of mining the coal. At MLMC, the costs of mining operations are not passed on to its customer. As such, increased costs at MLMC could materially reduce NACoal's profitability. NACoal's operations are also subject to customer demand, including but not limited to fluctuations in demand due to unanticipated weather conditions, the emergence of unidentified adverse mining conditions, power plant outages, inflationary adjustments and tax risks. In addition, any changes in tax laws that eliminate benefits for percentage depletion or eliminate the expensing of exploration and development costs would have a material adverse effect on the Company. These factors could materially reduce NACoal's profitability.
Mining operations are vulnerable to weather and other conditions that are beyond NACoal's control.
Many conditions beyond NACoal's control can decrease the delivery, and therefore the use, of coal to NACoal's customers. These conditions include weather, the emergence of unidentified adverse mining conditions, unexpected maintenance problems and increased costs of replacement parts which could significantly reduce the Company's profitability.
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
New legislation and/or regulations and orders may materially adversely affect NACoal's mining operations or its cost structure. New legislation, including proposals related to environmental protection that would further regulate and tax the coal industry, may also require NACoal or its customers to change operations significantly or incur increased costs. Possible limitations on carbon emissions and requirements for a specific mix of fuel sources for energy generation methods may reduce potential coal demand. All of these factors could significantly reduce the Company's profitability.
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

NACoal's operations are impacted by the Clean Air Act Amendments on coal consumption.

The process of burning coal can cause many compounds and impurities in the coal to be released into the air; including sulfur dioxide, nitrogen oxides, mercury, particulate matter and others. The CAA and the corresponding state laws that extensively regulate the emissions of materials into the air affect coal mining operations both directly and indirectly. Direct impacts on coal mining operations occur through CAA permitting requirements and/or emission control requirements relating to air contaminants, especially, particulate matter. Indirect impacts on coal mining operations occur through regulation of the air emissions of sulfur dioxide, nitrogen oxides, mercury, particulate matter and other compounds emitted by coal-fired power plants. The EPA has promulgated or proposed regulations that impose tighter emission restrictions in a number of areas, some of which are currently subject to litigation. The general effect of tighter restrictions could be to reduce demand for coal. Any reduction in coal’s share of the capacity for power generation could have a material adverse effect on the Company’s business, financial condition and results of operations.
States are required to submit to EPA revisions to their SIPs that demonstrate the manner in which the states will attain NAAQS every time a NAAQS is issued or revised by the EPA. The EPA has adopted NAAQS for several pollutants, which it continues to periodically review for revisions. When the EPA adopts new, more stringent NAAQS for a pollutant, some states have to change their existing SIPs. Coal mining operations and coal-fired power plants that emit particulate matter or other specified material are, therefore, affected by changes in the SIPs. Through this process over the last two years, the EPA has reduced the NAAQS for particulate matter, ozone, and nitrogen oxides. It is anticipated that a new, reduced sulfur dioxide NAAQS will be implemented by mid-2011. The states are still in the process of revising their SIPs, so the specific impacts are yet uncertain. NACoal’s coal mining operations and utility customers may be directly affected when the revisions to the SIPs are made and incorporate the new NAAQS for sulfur dioxide, nitrogen oxides, ozone and particulate matter. In addition to the SIP process, the CAA allows states to assert claims against sources in “upwind” states that allege emission sources, including coal-fired power plants, in the “upwind” states are preventing “downwind” states from attaining the applicable NAAQS. The new NAAQS and claims by “downwind” states may restrict NACoal’s ability to develop new mines or could require it to modify its existing operations. NACoal’s utility customers may also be required to install additional emission control equipment to meet the SIPs. The extent of the potential impact of the new NAAQS and other rules on the coal industry will depend on the policies and emission control strategies associated with the SIPs and other rules under the CAA but could have a material adverse effect on NACoal’s business, financial condition and the results of operations.
In 2005, the EPA proposed the CAIR to control the regional transport of sulfur dioxide and nitrogen oxides from coal-fired power plants and their impacts of downwind NAAQS areas. The courts vacated this rule in 2008. It is anticipated the EPA will be proposing a replacement CAIR rule by mid-2011. This rule would further limit power plant emissions that are determined to affect NAAQS in downwind areas; that could be hundreds of miles from the power plant. Any such restrictions may have an adverse impact on the demand for coal, which may have an adverse effect on NACoal's business, financial condition or results of operations.
The CAA Acid Rain Control Provisions were promulgated as part of the Acid Rain Program. The Acid Rain Program required reductions of sulfur dioxide emissions from coal-fired power plants. The Acid Rain Program is now a mature program and the Company believes that any market impacts of the required controls have likely been factored into the coal market.
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
Under the CAA, new and modified sources of air pollution must meet certain new source standards. In the late 1990s, the EPA filed lawsuits against many coal-fired power plants in the eastern United States alleging that the owners performed non-routine maintenance, causing increased emissions that should have triggered the application of these new source standards. Some of these lawsuits have been settled with the owners agreeing to install additional emission control devices in their coal-fired power plants. The remaining litigation and the uncertainty around the New Source Review Program rules could adversely impact demand for coal. Regardless of the outcome of litigation on either rule, stricter controls on emissions of sulfur dioxide, nitrogen oxide and mercury are likely. Any such controls may have an adverse impact on the demand for coal, which may have an adverse effect on NACoal’s business, financial condition or results of operations.

The CAMR was proposed in 2005. CAMR was a “cap and trade” approach to reduce mercury emissions from coal-fired power plants that was quite similar to the existing sulfur dioxide and nitrogen oxide rules. In 2009, the Courts vacated CAMR and EPA announced its plans to develop a technology based standard to control mercury emissions. EPA is planning to publish a proposed mercury rule in March 2011. This rule is likely to be authorized under the CAA as MACT, wherein EPA specifies the approved control technologies that may be used and the removal levels that will be met. It is purported that the mercury rule will require activated carbon injection to capture mercury and ninety percent removal will be required. Any such controls may have an adverse impact on the demand for coal, which may have an adverse effect on NACoal's business, financial condition or results of operations.
The cost of controlling mercury emissions from coal combustion will be significant. NACoal's utility customers may incur substantial costs in order to switch to other fuels which may require expensive modifications to their existing plants. If NACoal cannot offset the cost of mercury removal by lowering the costs of delivery of its coal on an energy equivalent basis, the Company's business, financial condition and results of operations could be materially adversely affected.
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
The United States has not implemented the Kyoto Protocol, which became effective for many countries on February 16, 2005. The Kyoto Protocol was intended to limit or reduce emissions of GHG, such as carbon dioxide. The United States has not ratified the emission targets of the Kyoto Protocol or any other GHG agreement. Because the Kyoto Protocol will expire in 2012, there have been efforts to reach an international agreement, including a meeting in Copenhagen, Denmark in December 2009, to construct a successor to the Kyoto Protocol. Even though the United States has not accepted these international GHG limiting treaties nor has it enacted domestic legislation to control GHG, numerous lawsuits and regulatory actions have been undertaken by states and environmental groups to try to force controls on the emission of carbon dioxide; or to prevent the construction of new coal-fired power plants. The implementation by the United States of an international agreement or the adoption of legislation to control GHG emissions, could have a materially adverse effect on the Company's business, financial condition and results of operations.
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
Because the Company has employees, property and business operations outside of the United States, the Company is subject to the laws and the court systems of many jurisdictions. The Company may become subject to claims outside the United States based in foreign jurisdictions for violations of their laws with respect to the foreign operations of NMHG and HBB. In addition, these laws may be changed or new laws may be enacted in the future. International litigation is often expensive, time consuming and distracting. As a result, any of these risks could significantly reduce the Company's profitability and its ability to operate its businesses effectively.
The Company is dependent on key personnel and the loss of these key personnel could significantly reduce its profitability.
The Company is highly dependent on the skills, experience and services of its respective key personnel and the loss of key personnel could have a material adverse effect on its business, operating results and financial condition. Employment and retention of qualified personnel is important to the successful conduct of the Company's business. Therefore, the Company's success also depends upon its ability to recruit, hire, train and retain additional skilled and experienced management personnel. The Company's inability to hire and retain personnel with the requisite skills could impair its ability to manage and operate its business effectively and could significantly reduce its profitability.
The amount and frequency of dividend payments made on NACCO's common stock could change.
The Board of Directors has the power to determine the amount and frequency of the payment of dividends. Decisions regarding whether or not to pay dividends and the amount of any dividends are based on earnings, capital and future expense requirements, financial conditions, contractual limitations and other factors the Board of Directors may consider. Accordingly, holders of NACCO's common stock should not rely on past payments of dividends in a particular amount as an indication of the amount of dividends that will be paid in the future.

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
A. NACCO
NACCO currently leases office space in Mayfield Heights, Ohio, a suburb of Cleveland, Ohio, that serves as its and NMHG’s corporate headquarters.
B. NMHG
The following table presents the principal assembly, manufacturing, distribution and office facilities that NMHG owns or leases:

Region	Facility Location	Owned/Leased	Function(s)
Americas	Berea, Kentucky	Owned	Assembly of lift trucks and manufacture of component parts
	Danville, Illinois	Owned	Americas parts distribution center
	Greenville, North Carolina	Owned	Divisional headquarters and marketing and sales operations for Hyster® and Yale® in Americas; Americas warehouse development center; assembly of lift trucks and manufacture of component parts
	Fairview, Oregon	Owned	Global executive administrative center; counterbalanced development center for design and testing of lift trucks, prototype equipment and component parts
	Ramos Arizpe, Mexico	Owned	Manufacture of component parts for lift trucks
	Sao Paulo, Brazil	Owned	Assembly of lift trucks and marketing operations for Brazil
	Sulligent, Alabama	Owned	Manufacture of component parts for lift trucks
Europe	Craigavon, Northern Ireland	Owned	Manufacture of lift trucks; cylinder and transmission assembly; mast fabrication and assembly for Europe
	Fleet, England	Leased	European executive center; marketing and sales operations for Hyster® and Yale® in Europe
	Irvine, Scotland	Leased	European administrative center
	Masate, Italy	Leased	Assembly of lift trucks; European warehouse development center
	Nijmegen, The Netherlands	Owned	Big trucks development center; manufacture and assembly of big trucks and component parts; European parts distribution center
Asia-Pacific	Shanghai, China	Owned (1)	Assembly of lift trucks by Shanghai Hyster joint venture and marketing operations of China
	Sydney, Australia	Leased	Divisional headquarters and sales and marketing for Asia-Pacific; Asia-Pacific parts distribution center
India	Pune, India	Leased	Engineering design services

(1)	This facility is owned by Shanghai Hyster Forklift Ltd., NMHG’s Chinese joint venture company.
SN’s operations are supported by four facilities. SN’s headquarters are located in Obu, Japan at a facility owned by SN. The Obu facility also has assembly and distribution capabilities. In Cavite, the Philippines and Hanoi, Vietnam, SN owns facilities for the manufacture of components for SN products. SN also has one wholly-owned and six partially-owned dealerships in Japan.
NMHG currently leases the facility for its one retail dealership in Singapore.

C. Hamilton Beach Brands
The following table presents the principal distribution and office facilities owned or leased by HBB:

Owned/
Facility Location	Leased	Function(s)
Glen Allen, Virginia	Leased	Corporate headquarters
Geel, Belgium	(1)	Distribution center
Memphis, Tennessee	Leased	Distribution center
Mexico City, Mexico	Leased	Mexico sales and administrative headquarters
Mexico City, Mexico	(1)	Distribution center
Picton, Ontario, Canada	Leased	Distribution center
Southern Pines, North Carolina	Owned	Service center for customer returns; catalog distribution center; parts distribution center
Shenzhen, China	Leased	Administrative office
Toronto, Ontario, Canada	Leased	Canada sales and administration headquarters

(1)	This facility is not owned or leased by HBB. This facility is managed by a third-party distribution provider.
Sales offices are also leased in several cities in the United States, Canada and Mexico.
D. The Kitchen Collection

KC currently leases its corporate headquarters building, the KC warehouse/distribution facility and one retail store in Chillicothe, Ohio. KC also currently leases the LGC distribution center in Circleville, Ohio. KC has entered into a lease agreement for a new distribution center in Chillicothe, Ohio. The two current distribution centers will be consolidated into the new facility during 2011. KC leases the remainder of its retail stores. A typical Kitchen Collection® store is approximately 3,000 square feet and a typical Le Gourmet Chef® store is approximately 4,300 square feet.

E. NACoal

NACoal currently leases its corporate headquarters office space in Dallas, Texas. NACoal’s proven and probable coal reserves and deposits (owned in fee or held under leases, which generally remain in effect until exhaustion of the reserves if mining is in progress) are estimated at approximately 2.1 billion tons (including the unconsolidated mining operations), all of which are lignite coal deposits, except for approximately 28.8 million tons of bituminous coal. Reserves are estimates of quantities of coal, made by NACoal’s geological and engineering staff, which are considered mineable in the future using existing operating methods. Developed reserves are those which have been allocated to mines which are in operation; all other reserves are classified as undeveloped. Information concerning mine type, reserve data and coal quality characteristics for NACoal’s properties are set forth on the table on pages 10 and 11 under “Item 1. Business — C. North American Coal — Sales, Marketing and Operations.”

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
EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Current Position	Other Positions

Alfred M. Rankin, Jr.	69
Chairman, President and Chief Executive Officer of NACCO (from prior to 2006), Chairman of NMHG (from October 2008), Chairman of HBB (from January 2010), Chairman of KC (from January 2010), Chairman of NACoal (from February 2010)

Charles A. Bittenbender	61	Vice President, General Counsel and Secretary of NACCO (from prior to 2006), Vice President, General Counsel and Secretary of NMHG (from October 2008)

J.C. Butler, Jr.	50	Vice President — Corporate Development and Treasurer of NACCO (from prior to 2006), Senior Vice President — Project Development and Administration of NACoal (from January 2010)	From May 2008 to January 2010, Senior Vice President — Project Development of NACoal.

Mary D. Maloney	49	Assistant General Counsel (from prior to 2006) and Assistant Secretary of NACCO (from May 2007)

Lauren E. Miller	56	Vice President — Consulting Services of NACCO (from prior to 2006), Senior Vice President, Marketing and Consulting of NMHG (from October 2008)

Kenneth C. Schilling	51	Vice President and Controller of NACCO (from prior to 2006), Vice President and Chief Financial Officer of NMHG (from October 2008)

Suzanne S. Taylor	48	Associate General Counsel and Assistant Secretary of NACCO (from December 2008)
From April 2007 to December 2008, Vice President, General Counsel and Chief Compliance Officer, Keithley Instruments, Inc. (developer, manufacturer and marketer of electronic instruments). From prior to 2006 to April 2007, Assistant General Counsel, Platinum Equity, LLC (a private equity firm).

PRINCIPAL OFFICERS OF THE COMPANY’S SUBSIDIARIES
A. NMHG

Name	Age	Current Position	Other Positions

Michael P. Brogan	60	President and Chief Executive Officer of NMHG (from June 2006)	From prior to 2006 to June 2006, Executive Vice President of NMHG.

Daniel P. Gerrone	61	Controller of NMHG (from prior to 2006)

Jeffrey C. Mattern	58	Treasurer of NMHG (from prior to 2006)

Ralf A. Mock	55	Managing Director, Europe, Africa and Middle East of NMHG (from February 2006)	From prior to 2006 to February 2006, Independent Business Consultant.

Kevin S. Oxley	51	Vice President, Human Resources of NMHG (from December 2010)
From November 2009 to December 2010, Group Human Resource Director, Invacare Corporation (a manufacturing and distribution company). From prior to 2006 to May 2009, Human Resource Director - Wheel and Transportation Products, Alcoa, Inc (an industrial company).

Rajiv K. Prasad	47	Vice President, Global Product Development of NMHG (from July 2007)	From prior to 2006 to July 2007, Vice President, Global Product Development, International Truck and Engine Corporation (an industrial company).

Victoria L. Rickey	58	Vice President, Asia-Pacific of NMHG (from October 2008)	From February 2006 to October 2008, Vice President, Chief Marketing Officer of NMHG. From prior to 2006 to February 2006, Vice President, Marketing of NMHG.

Michael E. Rosberg	61	Vice President, Global Supply Chain of NMHG (from November 2006)	From prior to 2006 to February 2006, Vice President of Supply Chain Management, Brunswick Boat Group (an industrial company).

Michael K. Smith	66	Vice President, Finance and Information Systems of NMHG (from October 2008)	From prior to 2006 to October 2008, Vice President, Finance and Information Systems and Chief Financial Officer of NMHG.

Colin Wilson	56	Vice President and Chief Operating Officer of NMHG (from prior to 2006), President, Americas of NMHG (from October 2008)

PRINCIPAL OFFICERS OF THE COMPANY’S SUBSIDIARIES
B. HBB

Name	Age	Current Position	Other Positions

Gregory H. Trepp	49	President and Chief Executive Officer of HBB (from January 2010), Chief Executive Officer of KC (from January 2010)
From June 2008 to January 2010, Vice President, Global Marketing of HBB. From prior to 2006 to June 2008, Vice President, Marketing of HBB. From April 2009 to January 2010, Interim President and Chief Executive Officer of KC.

Keith B. Burns	54	Vice President — Engineering and Information Technology of HBB (from June 2008)	From prior to 2006 to June 2008, Vice President — Engineering and New Product Development of HBB.

Kathleen L. Diller	59	Vice President, General Counsel and Secretary of HBB (from May 2007)	From June 2006 to May 2007, Vice President, General Counsel and Human Resources, and Secretary of HBB. From prior to 2006 to June 2006, Vice President, General Counsel and Human Resources of HBB.

Richard E. Moss	47	Treasurer of HBB (from January 2011)	From prior to 2006 to February 2009, Director Financial Planning and Analysis of HBB. From March 2009 to December 2010, Senior Director Finance and Credit of HBB.

Gregory E. Salyers	50	Senior Vice President, Global Operations of HBB (from January 2010)	From May 2007 to January 2010, Vice President, Global Operations of HBB. From prior to 2006 to May 2007, Vice President — Operations and Information Systems of HBB.

James H. Taylor	53	Vice President and Chief Financial Officer of HBB (from January 2011)	From prior to 2006 to January 2007, Vice President — Finance and Treasurer of HBB. From January 2007 to January 2011, Vice President, Chief Financial Officer and Treasurer of HBB.

R. Scott Tidey	46	Senior Vice President, North American Sales and Marketing of HBB (from January 2010)
From July 2008 to January 2010, Vice President, North America Sales of HBB. From March 2007 to July 2008, Vice President, U.S. Consumer Sales of HBB. From prior to 2006 to March 2007, Vice President, International and National Account Sales of HBB.

C. KC

Name	Age	Current Position	Other Positions
Richard R. Chene, Jr.	48	President of KC (from February 2011)
From July 2008 to January 2011, Vice President, General Merchandising Manager - Dog, PETCO Animal Supplies, Inc. (a pet supply company). From prior to 2006 to April 2008, Divisional Merchandising Manager - Bed, Bath, Window, Rug and Storage, Sears Holdings Corporation (a national retailer).

PRINCIPAL OFFICERS OF THE COMPANY’S SUBSIDIARIES
D. NACOAL

Name	Age	Current Position	Other Positions

Robert L. Benson	63	President and Chief Executive Officer of NACoal (from March 2006)	From prior to 2006 to March 2006, Executive Vice President and Chief Operating Officer of NACoal.

Bob D. Carlton	53	Vice President and Chief Financial Officer of NACoal (from May 2008)	From prior to 2006 to May 2008, Vice President — Financial Services of NACoal. From prior to 2006 to June 2006, Controller of NACoal.

Michael J. Gregory	63	Vice President, International Operations and Special Projects of NACoal (from August 2010)
From May 2008 to August 2010, Vice President - Engineering, Human Resources and International Operations of NACoal. From June 2006 to May 2008, Vice President — Southern Operations and Human Resources of NACoal. From prior to 2006 to June 2006, General Manager of San Miguel.

K. Donald Grischow	63	Treasurer of NACoal (from prior to 2006)

Thomas A. Koza	64	Vice President, Senior Counsel and Assistant Secretary of NACoal (from January 2011)	From prior to 2006 to December 2010, Vice President — Law and Administration, and Secretary of NACoal.

John D. Neumann	35	Vice President, General Counsel and Secretary of NACoal (from January 2011)	From March 2009 to December 2010, Assistant General Counsel and Assistant Secretary of NACoal. From prior to 2006 to February 2009, associate, Jones Day (law firm).

John R. Pokorny	55	Controller of NACoal (from October 2009)	From June 2006 to October 2009, Director of Accounting and Financial Planning of NACoal. From prior to 2006 to June 2006, Accounting Manager of NACoal.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
NACCO's Class A common stock is traded on the New York Stock Exchange under the ticker symbol “NC.” Because of transfer restrictions, no trading market has developed, or is expected to develop, for the Company's Class B common stock. The Class B common stock is convertible into Class A common stock on a one-for-one basis. The high and low market prices for the Class A common stock and dividends per share for both classes of common stock for each quarter during the past two years are presented in the table below:

	2010
	Sales Price		Cash Dividend
	High	Low
First quarter	$86.15	$44.87	51.75¢
Second quarter	$114.69	$68.01	52.25¢
Third quarter	$112.45	$75.21	52.25¢
Fourth quarter	$121.73	$85.93	52.25¢

	2009
	Sales Price		Cash Dividend
	High	Low
First quarter	$41.71	$13.66	51.50¢
Second quarter	$44.80	$25.59	51.75¢
Third quarter	$63.09	$27.09	51.75¢
Fourth quarter	$73.54	$47.91	51.75¢
At December 31, 2010, there were approximately 850 Class A common stockholders of record and approximately 200 Class B common stockholders of record. See Note 19 to Consolidated Financial Statements contained elsewhere in this Form 10-K for a discussion of the amount of NACCO's investment in subsidiaries that was restricted at December 31, 2010.
Sales of Unregistered Company Stock
Pursuant to the Non-Employee Directors’ Equity Compensation Plan, the Company issued an aggregate of 3,516 shares of its Class A common stock on January 1, 2010, April 1, 2010, July 1, 2010 and October 1, 2010 for payment of a portion of the directors’ annual retainer fee. In addition, pursuant to the terms of such plan, directors may elect to receive shares of Class A common stock in lieu of cash for up to 100% of the balance of their annual retainer, meeting attendance fees and any committee chairman's fees. An aggregate of 1,062 shares of Class A common stock were issued under voluntary elections on January 1, 2010, April 1, 2010, July 1, 2010 and October 1, 2010. The issuance of these unregistered shares qualifies as an exempt transaction pursuant to Section 4(2) of the Securities Act of 1933.
Pursuant to the Non-Employee Directors’ Equity Compensation Plan, the Company issued an aggregate of 6,399 shares of its Class A common stock on January 1, 2009, April 1, 2009, July 1, 2009 and October 1, 2009 for payment of a portion of the directors’ annual retainer fee. In addition, pursuant to the terms of such plan, directors may elect to receive shares of Class A common stock in lieu of cash for up to 100% of the balance of their annual retainer, meeting attendance fees and any committee chairman's fees. An aggregate of 1,891 shares of Class A common stock were issued under voluntary elections on January 1, 2009, April 1, 2009, July 1, 2009 and October 1, 2009. The issuance of these unregistered shares qualifies as an exempt transaction pursuant to Section 4(2) of the Securities Act of 1933.
Pursuant to the Non-Employee Directors’ Equity Compensation Plan, the Company issued an aggregate of 2,907 shares of its Class A common stock on January 1, 2008, April 1, 2008, July 1, 2008 and October 1, 2008 for payment of a portion of the directors’ annual retainer fee. In addition, pursuant to the terms of such plan, directors may elect to receive shares of Class A common stock in lieu of cash for up to 100% of the balance of their annual retainer, meeting attendance fees and any committee chairman's fees. An aggregate of 856 shares of Class A common stock were issued under voluntary elections on January 1, 2008, April 1, 2008, July 1, 2008 and October 1, 2008. The issuance of these unregistered shares qualifies as an exempt transaction pursuant to Section 4(2) of the Securities Act of 1933.

Pursuant to the Supplemental Executive Long-Term Incentive Bonus Plan, the Company issued an aggregate of 567 shares of its Class A common stock on December 5, 2008 to certain employees who were participants in the annual compensation plans of NACCO's subsidiaries as of October 15, 2008. The issuance of these shares was not registered because such issuance of shares was a “no sale” pursuant to the federal securities laws.

Item 6. SELECTED FINANCIAL DATA

	Year Ended December 31
	2010(4)	2009(4)	2008(1)(4)	2007	2006
	(In millions, except per share data)
Operating Statement Data:
Revenues	$2,687.5	$2,310.6	$3,665.1	$3,590.0	$3,327.6
Operating profit (loss)	$140.3	$59.1	$(389.5)	$139.2	$171.1
Income (loss) from continuing operations	$79.4	$8.4	$(439.7)	$89.7	$90.5
Discontinued operations, net of tax(2)	—	22.6	2.3	0.6	2.8
Extraordinary gain, net of tax(3)	—	—	—	—	12.8
Net income (loss)	$79.4	$31.0	$(437.4)	$90.3	$106.1
Net (income) loss attributable to noncontrolling interest	0.1	0.1	(0.2)	0.1	0.7
Net income (loss) attributable to stockholders	$79.5	$31.1	$(437.6)	$90.4	$106.8

Amounts Attributable to Stockholders:
Income (loss) from continuing operations, net of tax	$79.5	$8.5	$(439.9)	$89.8	$91.2
Discontinued operations, net of tax(2)	—	22.6	2.3	0.6	2.8
Extraordinary gain, net of tax(3)	—	—	—	—	12.8
Net income (loss) attributable to stockholders	$79.5	$31.1	$(437.6)	$90.4	$106.8

Basic earnings (loss) per share attributable to stockholders:
Continuing operations	$9.55	$1.03	$(53.12)	$10.87	$11.07
Discontinued operations(2)	—	2.72	0.28	0.07	0.34
Extraordinary gain(3)	—	—	—	—	1.56
Basic earnings (loss) per share	$9.55	$3.75	$(52.84)	$10.94	$12.97

Diluted earnings (loss) per share attributable to stockholders:
Continuing operations	$9.53	$1.03	$(53.12)	$10.86	$11.06
Discontinued operations(2)	—	2.72	0.28	0.07	0.34
Extraordinary gain(3)	—	—	—	—	1.56
Diluted earnings (loss) per share	$9.53	$3.75	$(52.84)	$10.93	$12.96

	Year Ended December 31
	2010	2009	2008(1)	2007	2006
	(In millions, except per share and employee data)
Balance Sheet Data at December 31:
Total assets	$1,658.3	$1,488.7	$1,687.9	$2,427.3	$2,154.5
Long-term debt	$355.3	$377.6	$400.3	$439.3	$359.9
Stockholders' equity	$447.4	$396.6	$356.7	$891.4	$791.3

Cash Flow Data:
Provided by operating activities	$63.1	$157.0	$4.9	$81.4	$173.5
Provided by (used for) investing activities	$(5.8)	$23.1	$(71.4)	$(59.9)	$(35.3)
Provided by (used for) financing activities	$(43.3)	$(64.1)	$(83.2)	$64.4	$(105.8)

Other Data:
Per share data:
Cash dividends	$2.085	$2.068	$2.045	$1.980	$1.905
Market value at December 31	$108.37	$49.80	$37.41	$99.69	$136.60
Stockholders' equity at December 31	$53.69	$47.82	$43.05	$107.80	$96.05

Actual shares outstanding at December 31	8.333	8.294	8.286	8.269	8.238
Basic weighted average shares outstanding	8.328	8.290	8.281	8.263	8.234
Diluted weighted average shares outstanding	8.344	8.296	8.281	8.272	8.242
Total employees at December 31(5)	8,900	8,600	9,500	10,600	11,300

(1)
During the fourth quarter of 2008, the Company's stock price significantly declined compared with previous periods and the Company's market value of equity was below its book value of tangible assets and the book value of equity. The Company performed an interim impairment test, which indicated that goodwill and certain other intangibles were impaired at December 31, 2008. Therefore, the Company recorded a non-cash impairment charge of $435.7 million during the fourth quarter of 2008.

(2)
During 2009, NACoal completed the sale of certain assets of the Red River Mining Company (“Red River”). The results of operations of Red River are reflected as discontinued operations in the table above.

(3)
An extraordinary gain was recognized in 2006 as a result of a reduction to Bellaire Corporation's estimated closed mine obligations relating to amounts owed to the United Mine Workers of America Combined Benefit Fund arising as a result of the Coal Industry Retiree Health Benefit Act of 2006.

(4)
In 2006, the Company initiated litigation in the Delaware Chancery Court against Applica Incorporated ("Applica") and individuals and entities affiliated with Applica's shareholder, Harbinger Capital Partners Master Fund, Ltd. The litigation alleged a number of contract and tort claims against the defendants related to the failed transaction with Applica, which had been previously announced. On February 14, 2011, the parties to this litigation entered into a settlement agreement. The settlement agreement provides for, among other things, the payment of $60 million to the Company and dismissal of the lawsuit with prejudice. The payment was received in February 2011.

Litigation costs related to the failed transaction with Applica were $18.8 million, $1.1 million and $0.8 million in 2010, 2009 and 2008, respectively. The Company expects to incur additional litigation costs for the first two months of 2011 in the range of approximately $2.5 million to $3.0 million for services rendered prior to entering into the settlement agreement. As a result of the settlement, no further litigation costs in relation to this matter will be incurred.

(5)	Includes employees of the unconsolidated mines and excludes employees of Red River.

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
NMHG Holding Co. (“NMHG”) designs, engineers, manufactures, sells and services a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names, primarily to independent Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Mexico, Italy, Brazil, The Netherlands, China, Japan, the Philippines and Vietnam. Hamilton Beach Brands, Inc. (“HBB”) is a leading designer, marketer and distributor of small electric household appliances primarily in the United States, Canada, Mexico and Latin America, as well as commercial products for restaurants, bars and hotels. The Kitchen Collection, LLC (“KC”) is a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States. The North American Coal Corporation and its affiliated coal companies (collectively, “NACoal”) mine and market coal primarily as fuel for power generation and provide selected value-added mining services for other natural resources companies primarily in the United States. Coal is delivered from NACoal's developed mines in Mississippi, North Dakota and Texas to adjacent or nearby power plants. Dragline mining services are provided for independently owned limerock quarries in Florida.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities (if any). On an ongoing basis, the Company evaluates its estimates based on historical experience, actuarial valuations and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.
The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.
Revenue recognition: Revenues are generally recognized when title transfers and risk of loss passes as customer orders are completed and shipped. For NMHG's National Account customers, revenue is recognized upon customer acceptance. National Account customers are large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. Under its mining contracts, the Company recognizes revenue as the coal or limerock is delivered. Reserves for discounts and returns are maintained for anticipated future claims. The accounting policies used to develop these product discounts and returns include:
Product discounts: The Company records estimated reductions to revenues for customer programs and incentive offerings, including special pricing agreements, price competition, promotions and other volume-based incentives. At NMHG, lift truck sales revenue is recorded net of projected discounts. The estimated discount amount is based upon historical trends for each truck model. In addition to standard discounts, dealers can also request additional discounts that allow them to offer price concessions to customers. From time to time, NMHG offers special incentives to increase retail share or dealer stock and offers certain customers volume rebates if a specified cumulative level of purchases is obtained. At HBB, net sales represent gross sales less cooperative advertising, other volume-based incentives, estimated returns and allowances for defective products. At KC, retail markdowns are incorporated into KC's retail method of accounting for cost of sales. If market conditions were to decline or if competition was to increase, the Company may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenues at the time the incentive is offered. If the Company's estimates of customer programs and incentives were one percent higher than the levels offered during 2010, the reserves for product discounts would increase and revenue would be reduced by $0.3 million. The Company's past results of operations have not been materially affected by a change in the estimate of product discounts and although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change its estimates in the future.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Product returns: Products generally are not sold with the right of return. However, based on the Company's historical experience, a portion of products sold are estimated to be returned due to reasons such as buyer remorse, duplicate gifts received, product failure and excess inventory stocked by the customer which, subject to certain terms and conditions, the Company will agree to accept. The Company records estimated reductions to revenues at the time of sale based on this historical experience and the limited right of return provided to certain customers. If future trends were to change significantly from those experienced in the past, incremental reductions to revenues may result based on this new experience. If the Company's estimate of average return rates for each type of product sold were to increase by one percent over historical levels, the reserves for product returns would increase and revenues would be reduced by $0.1 million. The Company's past results of operations have not been materially affected by a change in the estimate of product returns and although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change its estimates in the future.
Retirement benefit plans: The Company maintains various defined benefit pension plans that provide benefits based on years of service and average compensation during certain periods. Pension benefits are frozen for all employees other than certain NACoal unconsolidated mines' employees and NMHG employees in the United Kingdom and The Netherlands. All other eligible employees of the Company, including employees whose pension benefits are frozen, receive retirement benefits under defined contribution retirement plans. The Company's policy is to periodically make contributions to fund the defined benefit pension plans within the range allowed by applicable regulations. The defined benefit pension plan assets consist primarily of publicly traded stocks and government and corporate bonds. There is no guarantee the actual return on the plans’ assets will equal the expected long-term rate of return on plan assets or that the plans will not incur investment losses.
The expected long-term rate of return on defined benefit plan assets reflects management's expectations of long-term rates of return on funds invested to provide for benefits included in the projected benefit obligations. The Company has established the expected long-term rate of return assumption for plan assets by considering historical rates of return over a period of time that is consistent with the long-term nature of the underlying obligations of these plans. The historical rates of return for each of the asset classes used by the Company to determine its estimated rate of return assumption were based upon the rates of return earned by investments in the equivalent benchmark market indices for each of the asset classes.
Expected returns for pension plans are based on a calculated market-related value of assets. Under this methodology, asset gains and losses resulting from actual returns that differ from the Company's expected returns are recognized in the market-related value of assets ratably over three years.
The Company also maintains health care and life insurance plans which provide benefits to eligible retired employees. All health care and life insurance plans of the Company have a cap on the Company's share of the costs. These plans have no assets. Under the Company's current policy, plan benefits are funded at the time they are due to participants. Effective January 1, 2010, NMHG eliminated its retiree life insurance plan for non-union retirees. Effective June 30, 2010, the parent company eliminated its subsidized retiree medical plan. Effective September 1, 2010, HBB eliminated its retiree life insurance plan.
The basis for the selection of the discount rate for each plan is determined by matching the timing of the payment of the expected obligations under the defined benefit plans and health care and life insurance plans against the corresponding yield of high-quality corporate bonds of equivalent maturities.
Changes to the estimate of any of these factors could result in a material change to the Company's pension obligation causing a related increase or decrease in reported net operating results in the period of change in the estimate. Because the 2010 assumptions are used to calculate 2011 pension expense amounts, a one percentage-point change in the expected long-term rate of return on plan assets would result in a change in pension expense for 2011 of approximately $2.2 million for the plans. A one percentage-point increase or decrease in the discount rate would have lowered by approximately $2.2 million or raised by approximately $2.4 million, respectively, the plans’ 2011 expense and would have lowered by approximately $31.5 million or raised by approximately $37.5 million the plans’ projected benefit obligation as of the end of 2010.
See Note 16 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company's retirement benefit plans.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Product liabilities: The Company provides for the estimated cost of personal and property damage relating to the Company's products based on a review of the Company's historical experience and consideration of any known trends. Reserves are recorded for estimates of the costs for known claims and estimates of the costs of incidents that have occurred but for which a claim has not yet been reported to the Company, up to the stop-loss insurance coverage. While the Company engages in extensive product quality reviews and customer education programs, the Company's product liability provision is affected by the number and magnitude of claims of alleged product-related damage and the cost to defend those claims. In addition, the
Company's estimates regarding the magnitude of claims are affected by changes in assumptions regarding medical costs, inflation rates and trends in damages awarded by juries. Changes in the Company's assumptions regarding any one of these factors could result in a change in the estimate of the magnitude of claims. A one percent increase in the estimate of the number of claims or the magnitude of claims would increase the Company's product liability reserve and reduce operating profit by approximately $0.1 million. Although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change our estimates in the future.
Self-insurance liabilities: The Company is generally self-insured for product liability, environmental liability, medical claims, certain workers’ compensation claims and certain closed mine liabilities. For product liability, catastrophic insurance coverage is retained for potentially significant individual claims. An estimated provision for claims reported and for claims incurred but not yet reported under the self-insurance programs is recorded and revised periodically based on industry trends, historical experience and management judgment. In addition, industry trends are considered within management's judgment for valuing claims. Changes in assumptions for such matters as legal judgments and settlements, inflation rates, medical costs and actual experience could cause estimates to change in the near term. Changes in any of these factors could materially change the Company's estimates for these self-insurance obligations causing a related increase or decrease in reported net operating results in the period of change in the estimate.
Product warranties: The Company provides for the estimated cost of product warranties at the time revenues are recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is affected by product failure rates, labor costs and replacement component costs incurred in correcting a product failure. If actual product failure rates, labor costs or replacement component costs differ from the Company's estimates, which are based on historical failure rates and consideration of known trends, revisions to the estimate of the cost to correct product failures would be required. If the Company's estimate of the cost to correct product failures were to increase by one percent over 2010 levels, the reserves for product warranties would increase and additional expense of $0.4 million would be incurred. The Company's past results of operations have not been materially affected by a change in the estimate of product warranties and although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change its estimates in the future.
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
See Note 15 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company's income taxes.
Inventory reserves: The Company writes down its inventory to the lower of cost or market, which includes an estimate for obsolescence or excess inventory based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve for impaired value is relieved to ensure that the cost basis of the inventory reflects any write-downs. An impairment in value of one percent of net inventories would result in additional expense of approximately $4.5 million.
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
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $4.3 million.
CONSOLIDATED FINANCIAL SUMMARY
Selected consolidated results of the Company were as follows:

	2010	2009	2008 (2)
Consolidated results:
Income (loss) from continuing operations attributable to stockholders	$79.5	$8.5	$(439.9)
Discontinued operations, net of tax (1)	—	22.6	2.3
Net income (loss) attributable to stockholders	$79.5	$31.1	$(437.6)
Basic earnings (loss) per share
Income (loss) from continuing operations attributable to stockholders	$9.55	$1.03	$(53.12)
Discontinued operations, net of tax (1)	—	2.72	0.28
Basic earnings (loss) per share	$9.55	$3.75	$(52.84)
Diluted earnings (loss) per share
Income (loss) from continuing operations attributable to stockholders	$9.53	$1.03	$(53.12)
Discontinued operations, net of tax (1)	—	2.72	0.28
Diluted earnings (loss) per share	$9.53	$3.75	$(52.84)

(1)	During 2009, NACoal completed the sale of certain assets of the Red River Mining Company (“Red River”). The results of operations of Red River are reflected as discontinued operations.

(2)
During the fourth quarter of 2008, the Company's stock price significantly declined compared with previous periods and the Company's market value of equity was below the book value of tangible assets and the book value of equity. The Company performed an interim impairment test, which indicated that goodwill and certain other intangibles were impaired at December 31, 2008. Therefore, the Company recorded a non-cash impairment charge of $435.7 million during the fourth quarter of 2008.

The following table identifies the components of change for 2010 compared with 2009 by subsidiary:

	Revenues	Operating Profit	Income from Continuing Operations	Net Income Attributable to Stockholders
2009	$2,310.6	$59.1	$8.4	$31.1
Increase (decrease) in 2010
NMHG	326.7	77.3	75.5	75.5
HBB	18.7	(4.5)	(1.7)	(1.7)
KC (net of eliminations)	4.2	(0.9)	(0.4)	(0.4)
NACoal	27.3	10.7	9.0	(13.6)
NACCO and Other	—	(1.4)	(11.4)	(11.4)
2010	$2,687.5	$140.3	$79.4	$79.5
CONSOLIDATED INCOME TAXES
The Company's income tax provision includes U.S. federal, state and local, and foreign income taxes. In determining the effective income tax rate, the Company analyzes various factors, including the Company's annual earnings, taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the Company's ability to use tax credits, net operating loss carryforwards and capital loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates, certain circumstances with respect to valuation allowances or other

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

unusual or non-recurring tax adjustments are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the effective income tax rate.
The Company continually evaluates its deferred tax assets to determine if a valuation allowance is required. A valuation allowance is required where realization is determined to no longer meet the “more likely than not” standard. During 2008 and continuing into 2009, significant downturns were experienced in NMHG's major markets. The significant decrease in the operations, and certain actions taken by management to reduce NMHG's manufacturing capacity to more appropriate levels, resulted in a three-year cumulative loss for each of NMHG's Australian, certain European and U.S. operations. Although NMHG projects earnings over the longer term for these operations, such longer-term forecasts cannot be utilized to support the future utilization of deferred tax assets when a three-year cumulative loss is present. Accordingly, during 2008, NMHG recorded, as a discrete adjustment, a valuation allowance against the accumulated deferred tax assets for its Australian, certain European operations and certain U.S. state taxing jurisdictions of $10.7 million, $15.3 million and $3.8 million, respectively. In addition, in 2009, NMHG recorded, as a discrete adjustment, additional valuation allowances against the accumulated deferred tax assets with respect to certain of its European operations of $1.1 million.

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

A reconciliation of the Company's consolidated federal statutory and effective income tax is as follows for the years ended December 31:

	2010	2009	2008
Income (loss) before income taxes	$96.8	$28.9	$(421.0)
Statutory taxes at 35%	$33.9	$10.1	$(147.4)
Discrete items:
NMHG settlements	(5.0)	0.1	(1.3)
NMHG sale of foreign investments	(2.4)	—	—
NMHG change in tax law	(2.4)	—	(1.1)
NMHG unremitted foreign earnings	1.3	10.1	—
NMHG basis difference in foreign stock	—	(11.9)	—
NMHG valuation allowance	—	1.1	29.8
NACCO and Other settlements	(1.2)	—	—
Other	1.7	(2.0)	(1.9)
	(8.0)	(2.6)	25.5
Other permanent items:
Valuation allowance	9.1	16.4	2.8
NACoal percentage depletion	(7.2)	(6.5)	(5.7)
Foreign tax rate differential	(14.1)	(3.1)	(5.9)
Goodwill impairment	—	—	148.8
Other	3.7	6.2	0.6
	(8.5)	13.0	140.6
Income tax provision	$17.4	$20.5	$18.7
Effective income tax rate	18.0%	70.9%	(a)

(a)	The effective income tax rate is not meaningful.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The effect of discrete items is as follows:

During 2010, the Company recognized a tax benefit for the reduction in a required reserve for uncertain tax positions related to certain foreign tax law changes which became effective and reduced the statute of limitations for certain items. Additionally, the Company has effectively settled its U.S. federal tax audits for the 2005 and 2006 tax years resulting in a reduction in the reserve for uncertain tax positions at NMHG and NACCO and Other. The reductions in uncertain tax positions are also the result of the lapse of the applicable statutes of limitation in certain U.S. and non-U.S. taxing jurisdictions.

During 2010, NMHG sold investments in subsidiaries in Australia and Europe. Due to the difference between the book basis and tax basis of the investments in each subsidiary, the Company recognized tax benefits related to the sales during 2010.
The Company determined during 2009 that up to $75 million in foreign earnings, primarily with respect to its European business group, may be repatriated within the foreseeable future. In 2010, as a result of additional earnings and changes in currency exchange rates, the Company increased its estimate of the foreign earnings to be repatriated within the foreseeable future by an additional $5 million. During 2010, the Company repatriated $28 million of such deferred earnings to the U.S. As a result of these determinations and actions, the Company has provided a cumulative deferred tax liability in the amount of $9.8 million with respect to these earnings as of December 31, 2010. The Company has continued to conclude that predominantly all remaining foreign earnings in excess of this amount will be indefinitely reinvested in its foreign operations and, therefore, the recording of deferred tax liabilities for such unremitted earnings is not required.
During 2009, NMHG recognized an $11.9 million tax benefit for the decline in value of its investment in foreign subsidiary stock.
During 2008 and 2009, NMHG's effective income tax rate was significantly affected by the determination that deferred tax assets related to its Australian and certain European operations and certain U.S. state income taxing jurisdictions no longer met the threshold for recognition and valuation allowances were recorded as discrete items as described above.
In addition to the effect of discrete items, the income tax provision is affected by permanent items, which are included in the effective income tax rate. In 2010, 2009 and 2008, the effective income tax rate included amounts for additional valuation allowances related to incremental deferred tax assets generated for which the realization is uncertain, primarily at NMHG. The effective income tax rate is also affected by the benefit of percentage depletion at NACoal and foreign income taxed at lower rates primarily at NMHG. During 2008, the majority of the charge for the goodwill impairment at NMHG, HBB and KC did not provide a tax benefit.
See Note 15 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company's income taxes.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NACCO MATERIALS HANDLING GROUP
FINANCIAL REVIEW
The segment and geographic results of operations for NMHG were as follows for the year ended December 31:

	2010	2009	2008
Revenues
Americas	$1,140.7	$853.4	$1,589.5
Europe	476.6	390.1	895.3
Other	184.6	231.7	339.5
	$1,801.9	$1,475.2	$2,824.3
Operating profit (loss)
Americas	$48.5	$23.5	$(8.9)
Europe	2.7	(47.9)	0.7
Other	(5.1)	(6.8)	(335.8)
	$46.1	$(31.2)	$(344.0)

Interest expense	$(16.6)	$(19.0)	$(25.9)
Other income	$4.6	$3.4	$9.6
Net income (loss) attributable to stockholders	$32.4	$(43.1)	$(376.0)
Effective income tax rate	5.3%	7.7%	(a)

(a)The effective income tax rate is not meaningful.
See the discussion of the consolidated effective income tax rate in the Consolidated Income Taxes section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
2010 Compared with 2009
The following table identifies the components of change in revenues for 2010 compared with 2009:

Revenues
2009	$1,475.2
Increase (decrease) in 2010 from:
Unit volume and product mix	337.9
Parts	33.0
Foreign currency	10.8
Other	7.9
Sale of certain operations	(62.9)
2010	$1,801.9
Revenues increased 22.1% to $1,801.9 million in 2010 compared with $1,475.2 million in 2009, primarily as a result of an increase in units and parts volume in the Americas and Europe and favorable foreign currency movements due to the strengthening of the Brazilian Real and Australian dollar against the U.S. dollar. Worldwide new unit shipments increased in 2010 to 60,014 units from shipments of 41,597 units in 2009. The increase in revenue was partially offset by the sale of certain retail and rental operations in Australia and Europe during 2010 and in 2009.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following table identifies the components of change in operating profit (loss) for 2010 compared with 2009:

Operating Profit (Loss)
2009	$(31.2)
Increase (decrease) in 2010 from:
Restructuring programs	9.3
Gain on sale of assets	(1.4)
(23.3)
Gross profit	83.2
Foreign currency	19.0
Other	3.8
Other selling, general and administrative expenses	(32.4)
50.3
Loss on sale of certain operations	(6.1)
Restructuring programs	1.9
2010	$46.1
NMHG recognized operating profit of $46.1 million in 2010 compared with an operating loss of $31.2 million in 2009. The increase was primarily due to improved gross profit and a favorable foreign currency impact primarily in Europe. Gross profit improved mainly as a result of higher sales volumes and margins on units and parts and lower manufacturing variances due to higher production levels in 2010. In addition, a reversal of a restructuring charge in Europe in 2010 that had been previously recognized and the absence of restructuring charges taken in 2009 favorably affected operating profit. The increase was partially offset by higher selling, general and administrative expenses primarily as a result of higher employee-related expenses from the partial restoration of compensation and benefits, which were reduced in 2009, and a loss on the sale of certain operations in Australia and Europe during 2010.

NMHG recognized net income attributable to stockholders of $32.4 million in 2010 compared with a net loss attributable to stockholders of $43.1 million in 2009. The increase was primarily a result of the improvement in operating profit (loss).
Backlog
NMHG’s worldwide backlog level was approximately 23,000 units at December 31, 2010 compared with approximately 13,200 units at December 31, 2009 and approximately 24,500 units at September 30, 2010.
2009 Compared with 2008
The following table identifies the components of change in revenues for 2009 compared with 2008:

Revenues
2008	$2,824.3
Increase (decrease) in 2009 from:
Unit volume and product mix	(1,171.9)
Parts	(100.3)
Foreign currency	(81.9)
Fleet services	(33.5)
Other	(8.0)
Unit price	46.5
2009	$1,475.2

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Revenues decreased 47.8% to $1,475.2 million in 2009, primarily as a result of a decrease in unit and parts volume in all geographic regions due to the economic downturn in each of these markets. Worldwide new unit shipments decreased in 2009 to 41,597 from shipments of 87,067 in 2008. Unfavorable foreign currency movements as the U.S. dollar strengthened against the British pound and Australian dollar and lower revenues from fleet services also contributed to the decrease in revenues during 2009. The effect of unit and parts price increases implemented in prior years in the Americas and Europe slightly offset the decrease in revenues.
The following table identifies the components of change in operating loss for 2009 compared with 2008:

Operating Loss
2008	$(344.0)
(Increase) decrease in 2009 from:
Restructuring programs	9.1
Non-cash impairment charge	351.1
16.2
Gross profit	(159.6)
Other selling, general and administrative expenses	63.0
Foreign currency	57.5
Other	(0.4)
(23.3)
Restructuring programs	(9.3)
Gain on sale of assets	1.4
2009	$(31.2)
NMHG recognized an operating loss of $31.2 million in 2009 compared with $344.0 million in 2008, which includes a non-cash impairment charge for goodwill and other intangibles totaling $351.1 million due to the decline in the Company’s stock price and uncertain market conditions during the fourth quarter of 2008. Excluding the impairment charges in 2008, the decrease in operating results was primarily due to a decrease in gross profit during 2009 compared with 2008, partially offset by lower selling, general and administrative expenses, favorable foreign currency movements and a gain on the sale of assets in 2009. The decrease in gross profit was mainly attributable to the significant decline in unit and parts volume, a shift in sales to lower-margin units and an increase in manufacturing costs as less fixed costs were absorbed due to lower production volumes. The negative impact on gross profit was partially offset by the effect of price increases implemented in prior periods of $46.5 million, decreases in material costs totaling $41.1 million, reduced warranty costs from better claims experience and lower sales volumes. The decrease in selling, general and administrative expenses was primarily due to on-going cost containment actions, including reductions in the global workforce and other employee-related expenses and lower bad debt expense, partially offset by higher product liability expense.
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
Restructuring and Related Programs:

During 2009, NMHG's management approved a plan to close its facility in Modena, Italy and consolidate its activities into NMHG's facility in Masate, Italy. These actions were taken to further reduce NMHG's manufacturing capacity to more appropriate levels. As a result, NMHG recognized a charge of approximately $5.6 million during 2009. Of this amount, $5.3 million related to severance and $0.3 million related to lease impairment. During 2010, $1.9 million of the accrual was reversed as a result of a reduction in the expected amount to be paid to former employees due to the finalization of an agreement with the Italian government. Payments of $1.4 million and $0.3 million were made for severance and lease

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

termination respectively, during 2010. Severance payments of $0.3 million were made during 2009. Payments related to this restructuring program are expected to continue through 2012. No further charges related to this plan are expected.
Estimated benefits from this restructuring program are expected to be approximately $3.2 million in 2011 and annually thereafter.
During 2008 and 2009, based on the decline in economic conditions, NMHG’s management reduced its number of employees worldwide. As a result, NMHG recognized a charge of approximately $6.3 million in 2008 and $3.4 million in 2009 related to severance. In addition, $1.1 million of the accrual was reversed during 2009 as a result of a reduction in the expected amount paid to employees. Severance payments of $1.5 million, $4.4 million and $1.3 million were made during 2010, 2009 and 2008, respectively. Payments are expected to continue through 2011. No further charges related to this plan are expected.
Estimated benefits at the reduced workforce levels were expected to be approximately $50 million on an annualized basis, with approximately 75% of the benefits related to manufacturing operations. The manufacturing portion of the savings is expected to decline over time as production levels increase.
During 2009, NMHG’s management approved a plan for a reduction in the number of employees in Asia-Pacific due to the sale of certain assets of NMHG’s fleet services business and wholly owned Hyster® retail dealerships in Australia. As a result, NMHG recognized a charge of approximately $2.7 million during 2009. Of this amount, $2.1 million related to severance, $0.5 million related to lease termination costs and $0.1 million related to other costs of the restructuring. In addition, $0.8 million of the severance accrual was reversed during 2009 as a result of a reduction in the expected number of employees receiving severance payments. Payments of $0.1 million, $0.4 million and $0.1 million were made for severance, lease termination and other costs, respectively, during 2010. Payments of $1.4 million were made for severance during 2009. No further charges or payments related to this plan are expected.
See Note 3 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company’s restructuring and related programs.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the change in cash flow for NMHG for the years ended December 31:

	2010	2009	Change
Operating activities:
Net income (loss)	$32.3	$(43.2)	$75.5
Depreciation and amortization	33.9	36.2	(2.3)
Restructuring charges (reversals)	(1.9)	9.3	(11.2)
Other	(23.4)	(0.1)	(23.3)
Working capital changes, excluding the effects of business dispositions:
Accounts receivable	(91.9)	133.8	(225.7)
Inventories	(83.1)	160.3	(243.4)
Accounts payable and other liabilities	159.2	(160.4)	319.6
Other	22.4	(20.0)	42.4
Net cash provided by operating activities	47.5	115.9	(68.4)

Investing activities:
Expenditures for property, plant and equipment	(12.1)	(5.8)	(6.3)
Proceeds from the sale of assets	0.6	11.3	(10.7)
Proceeds from the sale of businesses	3.0	—	3.0
Other	—	0.3	(0.3)
Net cash provided by (used for) investing activities	(8.5)	5.8	(14.3)

Cash flow before financing activities	$39.0	$121.7	$(82.7)
Net cash provided by operating activities decreased $68.4 million in 2010 compared with 2009 primarily as a result of the change in working capital and other non-cash items, partially offset by the improvement in net income (loss). During 2010, working capital was significantly affected as sales began to recover from the low levels experienced in 2009. As a result, accounts receivable, inventory and accounts payable increased. In addition, 2009 working capital was significantly affected by large decreases in accounts receivable, inventory and accounts payable as sales and inventory purchases declined significantly. The reduction in other non-cash items during 2010 was primarily due to changes in deferred taxes and the absence of restructuring charges recognized during 2009.

Net cash provided by (used for) investing activities decreased primarily as a result of lower proceeds from the sale of assets, mainly from the sale of certain assets in Asia-Pacific, the manufacturing facility in Irvine, Scotland and the intercompany sale of an airplane to NACCO during 2009. In addition, the decrease was affected by higher expenditures for property, plant and equipment in 2010 mainly due to cost containment actions in place in 2009. The decrease was partially offset by proceeds from the sale of certain retail businesses during 2010.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2010	2009	Change
Financing Activities:
Net reductions of long-term debt and revolving credit agreements	$(16.3)	$(18.3)	$2.0
Cash dividends paid to NACCO	(5.0)	—	(5.0)
Financing fees paid	(3.1)	—	(3.1)
Capital contribution from NACCO	—	35.0	(35.0)
Intercompany loans	—	(35.0)	35.0
Net cash used for financing activities	$(24.4)	$(18.3)	$(6.1)
The increase in net cash used for financing activities during 2010 compared with 2009 was primarily due to a $5.0 million dividend paid to NACCO and the payment of financing fees during 2010 for the refinancing of NMHG's revolving credit agreement, partially offset by lower repayments of long-term debt and revolving credit agreements in 2010 compared with 2009.
Financing Activities
NMHG's primary financing is provided by a $150.0 million secured floating-rate revolving credit facility (the “NMHG Facility”) and a term loan facility (the “NMHG Term Loan”). The obligations under the NMHG Facility are secured by a first lien on the cash and cash equivalents, accounts receivable and inventory of NMHG. The approximate book value of NMHG's assets held as collateral under the NMHG Facility was $540 million as of December 31, 2010.

The maximum availability under the NMHG Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the NMHG Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the NMHG Facility. A portion of the availability can be denominated in British pounds or euros. Borrowings bear interest at a floating rate which can be a base rate or LIBOR (London Interbank Offered Rate) plus a margin. The applicable margins, effective December 31, 2010, for domestic base rate loans and LIBOR loans were 2.25% and 3.25%, respectively. The applicable margin, effective December 31, 2010, for foreign overdraft loans was 3.50%. The NMHG Facility also requires the payment of a fee of 0.75% per annum on the unused commitment.

At December 31, 2010, the excess availability under the NMHG Facility was $104.5 million, which reflects underlying collateral availability of $150.0 million reduced by a $10.0 million excess availability requirement, $17.7 million for a foreign credit facility commitment in Australia, $9.0 million in Europe for a reserve for preferential claims and $8.8 million for letters of credit. If commitments or availability under these facilities are increased, availability under the NMHG Facility will be reduced.

There were no borrowings outstanding under the NMHG Facility at December 31, 2010. The domestic and foreign floating rates of interest applicable to the NMHG Facility on December 31, 2010 were 5.50% and a range of 3.50% to 4.50%, respectively, including the applicable floating rate margin. The NMHG Facility expires in June 2014.

The NMHG Facility includes restrictive covenants, which, among other things, limit the payment of dividends to NACCO. Subject to achieving availability thresholds, dividends to NACCO are limited to the larger of $5.0 million or 50% of the preceding year's net income for NMHG. The NMHG Facility also requires NMHG to maintain a minimum excess availability during the term of the agreement and achieve a maximum leverage ratio and a minimum fixed charge coverage ratio, in certain circumstances, as defined in the NMHG Facility. At December 31, 2010, NMHG was in compliance with the covenants in the NMHG Facility.

During 2006, NACCO Materials Handling Group, Inc. (“NMHG Inc.”), a wholly owned subsidiary of NMHG, entered into the NMHG Term Loan that provided for term loans up to an aggregate principal amount of $225.0 million, which mature in 2013. The term loans require quarterly payments in an amount equal to 1% of the original principal per year for the first six years, with the remaining balance to be paid in four equal installments in the seventh year. At December 31, 2010, there was $214.9 million outstanding under the NMHG Term Loan.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Borrowings under the NMHG Term Loan are guaranteed by NMHG and substantially all of NMHG's domestic subsidiaries. The obligations of the guarantors under the NMHG Term Loan are secured by a first lien on all of the domestic machinery, equipment and real property owned by NMHG Inc. and each guarantor and a second lien on all of the collateral securing the obligations of NMHG under the NMHG Facility. The approximate book value of NMHG's assets held as collateral under the NMHG Term Loan was $640 million as of December 31, 2010, which includes the book value of the assets securing the NMHG Facility.

Outstanding borrowings under the NMHG Term Loan bear interest at a variable rate that, at NMHG Inc.'s option, will be either LIBOR or a floating rate, as defined in the NMHG Term Loan, plus an applicable margin. The applicable margin is subject to adjustment based on a leverage ratio. The weighted average interest rate on the amount outstanding under the NMHG Term Loan at December 31, 2010 was 2.09%.

In addition to the amount outstanding under the NMHG Term Loan, NMHG had borrowings of approximately $19.5 million at December 31, 2010 under various foreign working capital facilities.

The NMHG Term Loan includes restrictive covenants, which, among other things, limit the payment of dividends to NACCO. Subject to achieving availability thresholds, dividends to NACCO are limited to the larger of $5.0 million or 50% of the preceding year's net income for NMHG. The NMHG Term Loan also requires NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum leverage ratio and minimum fixed charge coverage ratio tests. At December 31, 2010, NMHG was in compliance with the covenants in the NMHG Term Loan.

NMHG believes funds available from cash on hand at NMHG and the Company, the NMHG Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments until the expiration of the NMHG Facility in June 2014.
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table summarizing the contractual obligations of NMHG as of December 31, 2010:

	Payments Due by Period
Contractual Obligations	Total	2011	2012	2013	2014	2015	Thereafter
NMHG Term Loan	$214.9	$2.3	$159.6	$53.0	$—	$—	$—
Variable interest payments on Term Loan	8.3	4.5	3.7	0.1	—	—	—
Other debt	19.5	16.7	1.3	1.0	0.5	—	—
Variable interest payments on other debt	0.6	0.5	0.1	—	—	—	—
Capital lease obligations including principal and interest	0.1	—	0.1	—	—	—	—
Operating leases	28.8	11.7	8.7	5.3	2.3	0.6	0.2
Purchase and other obligations	420.0	413.3	0.8	—	3.5	—	2.4
Total contractual cash obligations	$692.2	$449.0	$174.3	$59.4	$6.3	$0.6	$2.6
NMHG has a long-term liability of approximately $8.3 million for unrecognized tax benefits, including interest and penalties, as of December 31, 2010. At this time, the Company is unable to make a reasonable estimate of the timing of payments due to, among other factors, the uncertainty of the timing and outcome of its audits.
An event of default, as defined in the agreements governing the NMHG Term Loan, the NMHG Facility, other revolving credit facilities, and in operating and capital lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred or is anticipated under these agreements.
NMHG’s interest payments are calculated based upon NMHG’s anticipated payment schedule and the December 31, 2010 LIBOR rate and applicable margins, as defined in the NMHG Term Loan and its other debt. A 1/8% increase in the LIBOR rate would increase NMHG’s estimated total interest payments on the NMHG Term Loan by $0.5 million and its other debt by less than $0.1 million.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll and incentive compensation.
Pension and postretirement funding can vary significantly each year due to plan amendments, changes in the market value of plan assets, legislation and the Company’s funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension and postretirement funding has not been included in the table above. Pension benefit payments are made from assets of the pension plans. NMHG expects to contribute approximately $12.6 million and $5.2 million to its U.S. and non-U.S. pension plans, respectively, in 2011. NHMG expects to make payments related to its other postretirement plans of an additional amount of approximately $0.4 million per year through 2015 and $0.3 million per year through 2020. Benefit payments beyond that time cannot currently be estimated.
In addition, NMHG has residual value guarantees, recourse and repurchase obligations with a maximum undiscounted potential liability of $193.3 million at December 31, 2010. Residual value guarantees, recourse and repurchase obligations primarily represent contingent liabilities assumed by NMHG to support financing agreements made between NMHG’s customers and third-party finance companies for the customer’s purchase of lift trucks from NMHG. For these transactions, NMHG generally retains a perfected security interest in the lift truck, such that NMHG would take possession of the lift truck in the event NMHG would become liable under the terms of the residual value guarantees, recourse and repurchase obligations. Generally, these commitments are due upon demand in the event of default by the customer. The security interest is normally expected to equal or exceed the amount of the commitment. To the extent NMHG would be required to provide funding as a result of these commitments, NMHG believes the value of its perfected security interest and amounts available under existing credit facilities are adequate to meet these commitments in the foreseeable future.
The amount of the residual value guarantees, recourse or repurchase obligations increases and decreases over time as obligations under existing arrangements expire and new obligations arise in the ordinary course of business. Losses anticipated under the terms of the residual value guarantees, recourse or repurchase obligations are approximately $4.6 million at December 31, 2010 and reserves have been provided for such losses in the Consolidated Financial Statements included elsewhere in this Form 10-K. See also “Related Party Transactions” below.
Capital Expenditures
The following table summarizes actual and planned capital expenditures:

	Planned 2011	Actual 2010	Actual 2009
NMHG	$31.2	$12.1	$5.8
Planned expenditures in 2011 are primarily for product development, improvements at NMHG's manufacturing locations and improvements to NMHG’s information technology infrastructure. The principal sources of financing for these capital expenditures are expected to be internally generated funds and bank borrowings.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Capital Structure
NMHG’s capital structure is presented below:

	December 31
	2010	2009	Change
Cash and cash equivalents	$169.5	$163.2	$6.3
Other net tangible assets	296.5	290.8	5.7
Net assets	466.0	454.0	12.0
Total debt	(234.5)	(246.4)	11.9
Total equity	$231.5	$207.6	$23.9

Debt to total capitalization	50%	54%	(4)%

Total equity increased $23.9 million in 2010, primarily as a result of $32.4 million of net income attributable to stockholders and $16.0 million of non-cash capital contributions from NACCO. These items were partially offset by a $19.4 million increase in accumulated other comprehensive loss, mainly due to changes in the cash flow hedging and cumulative foreign currency translation amounts, and a $5.0 million dividend to NACCO in 2010.
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
Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. NFS’ total purchases of Hyster® and Yale® lift trucks from dealers, customers and directly from NMHG, such that NFS could provide lease financing to dealers and customers, for the years ended December 31, 2010, 2009 and 2008 were $243.9 million, $266.7 million and $428.3 million, respectively. Of these amounts, $23.7 million, $38.0 million and $73.9 million for the years ended December 31, 2010, 2009 and 2008, respectively, were invoiced directly from NMHG to NFS. Amounts receivable from NFS were $3.2 million and $1.3 million at December 31, 2010 and 2009, respectively.
Under the terms of the joint venture agreement with GECC, NMHG provides recourse for financing provided by NFS to NMHG dealers. Additionally, the credit quality of a customer or concentration issues within GECC may necessitate providing guarantees, standby recourse or repurchase obligations for lift trucks purchased by customers and financed through NFS. At December 31, 2010, approximately $102.0 million of the Company’s total guarantees, standby recourse or repurchase obligations of $193.3 million related to transactions with NFS. NMHG has reserved for losses under the terms of the guarantees, standby recourse or repurchase obligations in its consolidated financial statements. Historically, NMHG has not had significant losses with respect to these obligations. During 2010, 2009 and 2008, the net losses resulting from customer defaults did not have a material impact on NMHG’s results of operations or financial position.
In connection with the joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At December 31, 2010, loans from GECC to NFS totaled $733.5 million. Although NMHG’s contractual guarantee was $146.7 million, the loans by GECC to NFS are secured by NFS’ customer receivables, of which NMHG guarantees $102.0 million. Excluding the $102.0 million of NFS receivables guaranteed by NMHG from NFS’ loans to GECC, NMHG’s incremental obligation as a result of this guarantee to GECC is $126.3 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods. However, NMHG is monitoring the effect of the economic environment on NFS and GECC.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

In addition to providing financing to NMHG’s dealers, NFS provides operating lease financing to NMHG. Operating lease obligations primarily relate to specific sale-leaseback-sublease transactions for certain NMHG customers whereby NMHG sells lift trucks to NFS, NMHG leases these lift trucks back under an operating lease agreement and NMHG subleases those lift trucks to customers under an operating lease agreement. Total obligations to NFS under the operating lease agreements were $7.3 million and $7.5 million at December 31, 2010 and 2009, respectively. In addition, NMHG provides certain subsidies to its customers that are paid directly to NFS. Total subsidies were $4.0 million, $5.4 million and $7.5 million for 2010, 2009 and 2008, respectively.
NMHG provides certain services to NFS for which it receives compensation under the terms of the joint venture agreement. These services consist primarily of administrative functions and remarketing services. Total income recorded by NMHG related to these services was $5.0 million in 2010, $7.6 million in 2009 and $10.1 million in 2008.
NMHG has a 50% ownership interest in Sumitomo-NACCO Materials Handling Group, Ltd. (“SN”), a limited liability company that was formed in 1970 primarily to manufacture and distribute Sumitomo-Yale branded lift trucks in Japan and export Hyster®- and Yale®-branded lift trucks and related components and service parts outside of Japan. Sumitomo Heavy Industries, Ltd. owns the remaining 50% interest in SN. Each shareholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between NMHG and Sumitomo Heavy Industries, Ltd. prior to a vote of SN’s board of directors. As a result, NMHG accounts for its ownership in SN using the equity method of accounting. NMHG purchases, under normal trade terms based on current market prices, Hyster®- and Yale®-branded lift trucks and related component and aftermarket parts from SN for sale outside of Japan. In 2010, 2009 and 2008, purchases from SN were $66.9 million, $44.7 million and $116.0 million, respectively. Amounts payable to SN at December 31, 2010 and 2009 were $30.7 million and $15.1 million, respectively.
During 2010, 2009 and 2008, NMHG recognized $1.1 million, $1.8 million and $1.7 million, respectively, in expenses related to payments to SN for engineering design services. Additionally, NMHG recognized income of $1.2 million, $0.4 million and $1.6 million during 2010, 2009 and 2008, respectively, for payments from SN for use of technology developed by NMHG.
OUTLOOK

NMHG expects global market levels for units and parts volumes to continue to improve in all markets in 2011 compared with 2010, particularly in the Americas, with more significant growth in the second half of the year. As a result, NMHG expects increased bookings in 2011 compared with 2010. Unit shipment levels and parts volume are also expected to continue to improve in 2011.

Over the past two years, NMHG has taken several actions to respond to depressed market conditions. These included reductions in force, a plant closure in Italy, capital expenditure restraints, planned plant shutdowns, restrictions on travel and spending, suspension of incentive compensation and profit-sharing programs, wage freezes and salary and benefit reductions. As of the fourth quarter 2010, all compensation and most benefits had been restored, with full restoration of benefits occurring in the first quarter of 2011. Further, with market demand at improved levels, during the fourth quarter of 2010, NMHG increased its plant workforce by adding workers and shifts for certain manufacturing operations to meet expected ongoing demand and to reduce lead times. NMHG will continue to monitor ongoing market improvements and adjust manufacturing levels as necessary.

NMHG anticipates material costs, particularly steel, to continue to increase in 2011 compared with 2010. As a result, price increases on selected models were announced during the second and fourth quarters of 2010, which, in combination with additional increases anticipated during 2011, are expected over time to offset the effect of increased commodity costs.

NMHG's new electric-rider lift truck program and warehouse, internal combustion engine and big truck product development programs are progressing as planned. The new electric-rider lift truck program is bringing a full line of newly designed products to market. During 2010, NMHG introduced three new electric-rider lift truck series in the Americas and one new electric-rider lift truck series in Europe, all of which were well received. NMHG is expected to introduce the remainder of its new lift truck line in 2011, with the launch of four additional series of electric-rider lift trucks in late 2011. NMHG also introduced new base-model internal combustion engine lift truck models aimed at the medium duty segment of the Americas market in July 2010 and expects to introduce one in Europe in mid-2011. The remaining trucks in this base-model range are

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

expected to be completely rolled out by 2013. Finally, NMHG expects to introduce a new 12 ton big truck in mid-2011. All of these new products are expected to help improve revenues and enhance operating margins. In the context of these new product introductions, NMHG will continue to focus on enhancing distribution effectiveness and capitalizing on its product capabilities to gain additional market share.

Overall, net income is expected to increase in 2011 compared with 2010. However, significant profit improvement from increased volume is expected to be partially offset by increased employee-related costs in 2011, the absence of currency contracts, which favorably affected 2010 results and by higher effective tax rates, especially in the first half of 2011. Cash flow before financing activities for the full year 2011 is expected to be higher than in 2010.

Longer term, NMHG is focused on improving margins on new lift truck units, especially in its internal combustion engine business, as a result of new products which have been or are expected to be introduced. In addition, NMHG has an objective of gaining market share through these new products, which meet a broad range of market applications cost effectively, and through enhancements of its dealer operations.

HAMILTON BEACH BRANDS, INC.
HBB’s business is seasonal and a majority of revenues and operating profit typically occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday-selling season.
FINANCIAL REVIEW
Operating Results
The results of operations for HBB were as follows for the year ended December 31:

	2010	2009	2008
Revenues	$515.7	$497.0	$528.7
Operating profit (loss)	$45.9	$50.4	$(60.8)
Interest expense	$(7.2)	$(8.6)	$(10.4)
Other income (expense)	$(0.3)	$(0.3)	$0.6
Net income (loss)	$24.4	$26.1	$(73.3)
Effective income tax rate	36.5%	37.1%	(a)

(a)The effective income tax rate is not meaningful.
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

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

2010 Compared with 2009
The following table identifies the components of change in revenues for 2010 compared with 2009:

Revenues
2009	$497.0
Increase (decrease) in 2010 from:
Unit volume and product mix	26.2
Foreign currency	6.1
Average sales price	(13.6)
2010	$515.7
Revenues increased 3.8% to $515.7 million in 2010 compared with $497.0 million in 2009 primarily due to an increase in unit sales volumes in the U.S., Mexican and Latin American consumer retail markets reflecting higher demand than in 2009, and favorable foreign currency movements caused by a strengthening Canadian dollar and Mexican peso. The increase in revenues was partially offset by lower average selling prices of products to its retail customers.
The following table identifies the components of change in operating profit for 2010 compared with 2009:

Operating Profit
2009	$50.4
Increase (decrease) in 2010 from:
Other selling, general and administrative expenses	(8.3)
Foreign currency	(0.3)
Gross profit	4.1
2010	$45.9

HBB's operating profit decreased to $45.9 million in 2010 compared with $50.4 million in 2009. Operating profit decreased as a result of higher selling, general and administrative expenses mainly due to higher employee-related expenses primarily as a result of the full restoration in 2010 of certain compensation and benefits that were reduced in 2009, an increase in management fees charged by the parent company in 2010 compared with 2009, and unfavorable foreign currency movements. See the discussion of “Management Fees” in the NACCO and Other section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K. The decrease was partially offset by higher gross profit mainly due to higher unit sales volumes and lower product costs partially offset by lower average selling prices of products to its retail customers.
HBB recognized net income of $24.4 million in 2010 compared with $26.1 million in 2009. The change was mainly due to the decrease in operating profit in 2010 partially offset by lower interest expense.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

2009 Compared with 2008
The following table identifies the components of change in revenues for 2009 compared with 2008:

Revenues
2008	$528.7
Increase (decrease) in 2009 from:
Unit volume and product mix	(32.9)
Foreign currency	(6.7)
Average sales price	7.9
2009	$497.0
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
The following table identifies the components of change in operating profit (loss) for 2009 compared with 2008:

Operating Profit (Loss)
2008	$(60.8)
Non-cash impairment charge	80.7
19.9
Increase in 2009 from:
Gross profit	22.5
Other selling, general and administrative expenses	7.7
Foreign currency	0.3
2009	$50.4
HBB recognized operating profit of $50.4 million in 2009 compared with an operating loss of $60.8 million in 2008, which includes a non-cash impairment charge for goodwill of $80.7 million due to the decline in the Company’s stock price and uncertain market conditions during the fourth quarter of 2008. Operating results increased primarily from an increase in gross profit from the favorable effect of innovative new products, as well as reduced freight and product costs, partially offset by lower unit volume. In addition, operating results were favorably affected by lower selling, general and administrative expenses mainly due to lower advertising expenses, lower professional fees and a reduction in management fees charged by the parent company in 2009 compared with 2008. See the discussion of “Management Fees” in the NACCO and Other section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.
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

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the change in cash flow for the years ended December 31:

	2010	2009	Change
Operating activities:
Net income	$24.4	$26.1	$(1.7)
Depreciation and amortization	3.6	3.7	(0.1)
Other	(0.9)	(0.6)	(0.3)
Working capital changes	(12.1)	6.3	(18.4)
Net cash provided by operating activities	15.0	35.5	(20.5)

Investing activities:
Expenditures for property, plant and equipment	(2.2)	(2.1)	(0.1)
Net cash used for investing activities	(2.2)	(2.1)	(0.1)

Cash flow before financing activities	$12.8	$33.4	$(20.6)
Net cash provided by operating activities decreased $20.5 million primarily due to the change in working capital in 2010 compared with 2009. The change in working capital was mainly the result of a larger increase in inventory due to lower than expected sales during the holiday selling season of 2010, a decrease in other current liabilities in 2010 primarily due to the payment of incentive compensation in 2010 and an increase in accounts receivable in 2010 compared with a decrease in 2009 due to higher sales. These items were partially offset by an increase in accounts payable primarily as a result of the increase in inventory.

	2010	2009	Change
Financing activities:
Net reductions of long-term debt and revolving credit agreements	$(1.3)	$(3.3)	$2.0
Cash dividends paid to NACCO	—	(3.0)	3.0
Net cash used for financing activities	$(1.3)	$(6.3)	$5.0
Net cash used for financing activities decreased $5.0 million in 2010 compared with 2009, primarily due to lower payments made on borrowings during 2010 compared with 2009 and by the absence of a $3.0 million dividend paid to NACCO during 2009.
Financing Activities
HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires July 2012. The obligations under the HBB Facility are secured by a first lien on the accounts receivable and inventory of HBB and a second lien on all of the other assets of HBB. The approximate book value of HBB's assets held as collateral for the first and second lien under the HBB Facility was $250 million as of December 31, 2010.

The HBB Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable, as defined in the HBB Facility. Adjustments to reserves, including derivative reserves, will change the eligible borrowing base. A portion of the availability is denominated in Canadian dollars to provide funding to HBB's Canadian subsidiary. Borrowings bear interest at a floating rate, which can be either a base rate, LIBOR or bankers' acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective December 31, 2010, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.00%, respectively. The applicable margins, effective December 31, 2010,

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

At December 31, 2010, the borrowing base under the HBB Facility was $95.2 million. There were no borrowings outstanding under the HBB Facility at December 31, 2010. The floating rate of interest applicable to the HBB Facility at December 31, 2010 was 1.30% including the floating rate margin.

The HBB Facility includes restrictive covenants that, among other things, set limitations on additional indebtedness (other than indebtedness under the HBB Facility and HBB Term Loan (defined below)), investments, asset sales and the payment of dividends to NACCO. Subject to achieving availability thresholds, annual dividends to NACCO are limited to $5.0 million plus 50% of HBB's net income since the effective date of the amendment to the HBB Facility in 2007. The HBB Facility also requires HBB to meet minimum fixed charge ratio tests in certain circumstances. At December 31, 2010, HBB was in compliance with the covenants in the HBB Facility.

During 2007, HBB entered into a term loan agreement (the “HBB Term Loan”) that provided for term loans up to an aggregate principal amount of $125.0 million. Borrowings outstanding under the HBB Term Loan were $114.9 million at December 31, 2010. The term loans require quarterly principal payments in an amount equal to 1% of the original principal amount per year for the term of the loan, with the remaining balance to be paid at maturity in May 2013. Prior to maturity, the term loans are subject to mandatory prepayments from the proceeds of the issuance of certain indebtedness, certain asset sales and 50% of excess cash flow, as defined in the HBB Term Loan. The obligations of HBB under the HBB Term Loan are secured by a second lien on accounts receivable and inventory and a first lien on all of the other assets of HBB. The approximate book value of HBB's assets held as collateral for the first and second lien under the HBB Term Loan was $250 million as of December 31, 2010.

The term loans bear interest at a floating rate that, at HBB's option, can be either a base rate or LIBOR, as defined in the HBB Term Loan, plus an applicable margin. The applicable margins, effective December 31, 2010, for base rate loans and LIBOR loans were 1.00% and 2.00%, respectively. The applicable margins are subject to quarterly adjustment based on a leverage ratio. The weighted average interest rate on the amount outstanding under the HBB Term Loan was 2.32% at December 31, 2010.

The HBB Term Loan contains restrictive covenants substantially similar to those in the HBB Facility that, among other things, limit the amount of dividends HBB may declare and pay and the incurrence of indebtedness (other than indebtedness under the HBB Facility). Dividends to NACCO are limited to $5.0 million plus 50% of HBB's net income since the closing date of the HBB Term Loan in 2007. The HBB Term Loan also requires HBB to meet certain financial tests, including, but not limited to, maximum total leverage ratio and minimum fixed charge coverage ratio tests. At December 31, 2010, HBB was in compliance with the covenants in the HBB Term Loan.

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

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of HBB as of December 31, 2010:

	Payments Due by Period
Contractual Obligations	Total	2011	2012	2013	2014	2015	Thereafter
HBB Term Loan	$114.9	$1.3	$1.3	$112.3	$—	$—	$—
Variable interest payments on HBB Term Loan	6.3	2.6	2.6	1.1	—	—	—
Capital lease obligations including principal and interest	0.4	—	0.1	—	0.1	—	0.2
Purchase and other obligations	130.8	130.8	—	—	—	—	—
Operating leases	34.6	4.1	2.6	2.7	3.5	3.9	17.8
Total contractual cash obligations	$287.0	$138.8	$6.6	$116.1	$3.6	$3.9	$18.0
HBB has a long-term liability of approximately $2.5 million for unrecognized tax benefits, including interest and penalties, as of December 31, 2010. At this time, the Company is unable to make a reasonable estimate of the timing of payments due to, among other factors, the uncertainty of the timing and outcome of its audits.
An event of default, as defined in the HBB Facility, the HBB Term Loan and in HBB’s operating and capital lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred under these agreements.
HBB’s interest payments are calculated based upon HBB’s anticipated payment schedule and the December 31, 2010 LIBOR rate and applicable margins, as defined in the HBB Term Loan. A 1/8% increase in the LIBOR rate would increase HBB’s estimated total interest payments on the HBB’s Term Loan by $0.3 million.
The purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll and incentive compensation.
Pension funding can vary significantly each year due to plan amendments, changes in the market value of plan assets, legislation and the Company’s funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension and postretirement funding has not been included in the table above. Pension benefit payments are made from assets of the pension plans. HBB does not expect to contribute to its U.S. or non-U.S. pension plans in 2011.
Capital Expenditures
Following is a table which summarizes actual and planned capital expenditures:

	Planned 2011	Actual 2010	Actual 2009
HBB	$4.7	$2.2	$2.1
Planned expenditures for 2011 are primarily for tooling for new products. These expenditures are expected to be funded from internally generated funds.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Capital Structure
HBB’s capital structure is presented below:

	December 31
	2010	2009	Change
Cash and cash equivalents	$45.6	$34.1	$11.5
Other net tangible assets	83.4	69.4	14.0
Net assets	129.0	103.5	25.5
Total debt	(115.1)	(116.3)	1.2
Total equity (deficit)	$13.9	$(12.8)	$26.7
Debt to total capitalization	(a)	(a)	(a)
(a)Debt to total capitalization is not meaningful.

Other net tangible assets increased $14.0 million during 2010 primarily from an increase in inventory due to lower than expected sales during the holiday selling season of 2010, an increase in accounts receivable due to higher sales in the fourth quarter of 2010 compared with the fourth quarter of 2009, a reduction in the pension obligation due to contributions made in 2010 and a decrease in other current liabilities, primarily from a reduction in accrued payroll from payments made in 2010 for incentive compensation accrued at December 31, 2009. The increase was partially offset by an increase in accounts payable primarily due to the increase in inventory.

Total equity (deficit) increased mainly as a result of HBB's net income of $24.4 million and a $2.3 million decrease in accumulated other comprehensive loss during 2010.
OUTLOOK

The small kitchen appliance market in which HBB participates has largely recovered. Nonetheless, although consumer confidence and other key indicators have improved compared with 2009, mass-market consumers continue to be cautious as a result of financial concerns, which together with high unemployment rates, are expected to result in this segment of the U.S. consumer market remaining soft. International markets and commercial product markets experienced a stronger recovery in 2010 and the momentum seen in these markets is expected to continue into 2011.

HBB continues to focus on strengthening its market position through product innovation, promotions, increased placements and branding programs, together with appropriate levels of advertising for the company's highly successful Brewstation® coffee maker and Stay-or-Go® slow cooker lines. In 2011, HBB expects the new Melitta-branded beverage appliances, introduced in late 2010, to continue to gain traction. In addition, HBB expects to continue to introduce innovative products in several small appliance categories. In 2011, HBB expects to launch the ScoopTM, a single serve coffee maker, and a new DurathonTM iron product line. These products, as well as other new product introductions in the pipeline for 2011, are expected to affect revenues favorably. As a result, HBB currently anticipates revenues in 2011 to increase compared with 2010.

Overall, full-year 2011 net income is expected to be slightly lower than 2010 due to increased operating expenses and higher income tax expense. Increased product and transportation costs in the first half of 2011 are expected to reduce net income in the first half of 2011 compared with the first half of 2010. HBB continues to monitor commodity costs closely and will adjust product prices and placements as appropriate if commodity costs continue to increase as expected. Also, to increase distribution efficiencies, HBB is moving its distribution center into a larger facility during the second quarter of 2011. HBB expects to incur additional expenses in the second quarter of 2011 related to this relocation. HBB anticipates cash flow before financing activities to be higher than in 2010.

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

THE KITCHEN COLLECTION, LLC
KC’s business is seasonal and a majority of revenues and operating profit typically occurs in the second half of the year when sales of small electric appliances to consumers increase significantly for the fall holiday-selling season.
FINANCIAL REVIEW
Operating Results
The results of operations for KC were as follows for the year ended December 31:

	2010	2009	2008
Revenues	$219.6	$213.9	$202.3
Operating profit (loss)	$5.9	$6.7	$(12.2)
Interest expense	$(0.3)	$(0.4)	$(1.1)
Other income (expense)	$(0.1)	$(0.1)	$—
Net income (loss)	$3.5	$3.9	$(10.0)
Effective income tax rate	36.4%	37.1%	24.8%
See the discussion of the consolidated effective income tax rate in the Consolidated Income Taxes section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
2010 Compared with 2009
The following table identifies the components of change in revenues for 2010 compared with 2009:

Revenues
2009	$213.9
Increase (decrease) in 2010 from:
New store sales	11.9
KC comparable store sales	2.6
LGC comparable store sales	2.6
Other	0.4
Closed stores	(11.8)
2010	$219.6
Revenues increased 2.7% in 2010 to $219.6 million compared with $213.9 million in 2009, primarily as a result of opening new stores at KC during the past twelve months and an increase in comparable store sales at both KC and LGC. The increase in comparable store sales was mainly due to an increase in the average sales transaction value primarily due to improved product assortments and more effective merchandising, partially offset by fewer customer visits. The increase in revenues was partially offset by the effect of closing unprofitable stores, primarily at LGC.
At December 31, 2010, KC operated 234 stores compared with 219 stores at December 31, 2009. LGC operated 66 stores at December 31, 2010 compared with 77 stores at December 31, 2009.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following table identifies the components of change in operating profit for 2010 compared with 2009:

Operating Profit
2009	$6.7
Increase (decrease) in 2010 from:
Selling, general and administrative expenses	(2.6)
KC comparable stores	(0.8)
LGC comparable stores	1.8
New stores	0.5
Closed stores	0.3
2010	$5.9
KC recorded lower operating profit of $5.9 million in 2010 compared with $6.7 million in 2009 primarily due to an increase in selling, general and administrative expenses from higher employee-related costs and lower KC comparable store results. The decrease was partially offset by improved LGC results from an increase in sales at comparable stores and lower rent, sales at new KC stores and the closing of unprofitable stores at LGC.
KC reported net income of $3.5 million in 2010 compared with $3.9 million in 2009 primarily due to the factors affecting the change in operating profit.
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
KC recorded operating profit of $6.7 million in 2009 compared with an operating loss of $12.2 million in 2008 primarily due to higher gross margins caused by lower product and freight costs at both LGC and KC. The operating loss in 2008 included a non-cash impairment charge for goodwill and other intangible assets totaling $3.9 million due to the decline in the Company's stock price and uncertain market conditions during the fourth quarter of 2008. In addition, operating profit (loss) was favorably affected by fewer markdowns at LGC in 2009 compared with 2008. Selling, general and administrative expenses decreased as a result of a decrease in warehousing costs as a result of the movement of the LGC warehouse from a third-party provider to a KC-managed distribution operation in 2008 and from other administrative cost-control measures implemented in early 2009.
KC reported net income of $3.9 million in 2009 compared with a net loss of $10.0 million in 2008 primarily due to the factors affecting the change in operating profit (loss).
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the change in cash flow for the years ended December 31:

	2010	2009	Change
Operating activities:
Net income	$3.5	$3.9	$(0.4)
Depreciation and amortization	3.5	3.7	(0.2)
Other	0.7	0.1	0.6
Working capital changes	(1.4)	(2.3)	0.9
Net cash provided by operating activities	6.3	5.4	0.9

Investing activities:
Expenditures for property, plant and equipment	(2.7)	(1.0)	(1.7)
Other	—	(0.1)	0.1
Net cash used for investing activities	(2.7)	(1.1)	(1.6)

Cash flow before financing activities	$3.6	$4.3	$(0.7)

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The increase in expenditures for property, plant and equipment was primarily due to higher additions of fixtures and equipment at stores during 2010 compared with 2009.

	2010	2009	Change
Financing activities:
Financing fees paid	$(0.4)	$—	$(0.4)
Capital contribution from NACCO	—	3.0	(3.0)
Net cash provided by (used for) financing activities	$(0.4)	$3.0	$(3.4)

Net cash provided by (used for) financing activities decreased $3.4 million in 2010 compared with 2009 primarily from the absence of capital contributions from NACCO made in 2009.
Financing Activities
KC has a $25.0 million secured revolving line of credit that expires in April 2013 (the “KC Facility”). The KC Facility can be extended at KC's option for an additional year, subject to the lender's consent, and will automatically increase to $30.0 million before April 29, 2011. The obligations under the KC Facility are secured by substantially all assets of KC. The approximate book value of KC's assets held as collateral under the KC Facility was $85 million as of December 31, 2010.

The availability is derived from a borrowing base formula using KC's eligible inventory and eligible credit card accounts receivable, as defined in the KC Facility. At December 31, 2010, the borrowing base was $22.5 million. There were no borrowings outstanding under the KC Facility at December 31, 2010.

Borrowings bear interest at a floating rate, which can be either a base rate or LIBOR, as defined in the KC Facility, plus an applicable margin. The applicable margins, effective December 31, 2010, for base rate and LIBOR loans were 1.75% and 2.75%, respectively. The floating rate of interest applicable to the KC Facility was 5.00% at December 31, 2010, including the floating rate margin. The KC Facility also requires a fee of 0.50% per annum on the unused commitment.

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
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of KC as of December 31, 2010:

	Payments Due by Period
Contractual Obligations	Total	2011	2012	2013	2014	2015	Thereafter
Purchase and other obligations	$40.1	$40.1	$—	$—	$—	$—	$—
Operating leases	66.7	16.3	12.3	9.0	5.8	17.4	5.9
Total contractual cash obligations	$106.8	$56.4	$12.3	$9.0	$5.8	$17.4	$5.9
An event of default, as defined in KC’s operating lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred under these agreements.
The purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Capital Expenditures
Following is a table which summarizes actual and planned capital expenditures:

	Planned 2011	Actual 2010	Actual 2009
KC	$3.0	$2.7	$1.0
Planned expenditures in 2011 for property, plant and equipment are primarily for store fixtures and equipment at new or existing stores and improvements to KC’s information technology infrastructure. These expenditures are expected to be funded from internally generated funds and bank borrowings.
Capital Structure
KC’s capital structure is presented below.

	December 31
	2010	2009	Change
Cash and cash equivalents	$11.7	$8.5	$3.2
Other net tangible assets	36.4	36.1	0.3
Net assets	48.1	44.6	3.5
Total debt	—	—	—
Total equity	$48.1	$44.6	$3.5
Debt to total capitalization	(a)	(a)	(a)
(a)Debt to total capitalization is not meaningful.
Total equity increased during 2010 due to KC’s net income of $3.5 million.
OUTLOOK

KC expects the economic recovery to continue in 2011, although consumer spending levels are likely to continue to reflect financial concerns and high unemployment rates of KC's target consumer. Overall, due to the opening of new Kitchen Collection® stores, enhanced product offerings and continued strength of the Kitchen Collection® and Le Gourmet Chef® store formats, KC expects a modest increase in revenue in 2011 compared with 2010. Favorable sales and margin trends that occurred in the stores during 2010 are expected to continue into 2011. In addition, KC plans to continue to refine its promotional offers and merchandise mix in the Le Gourmet Chef® stores to further enhance sales and margins. The opening of new stores, the renegotiation of leases and KC's continuing program of closing underperforming stores are also expected to provide improved results in 2011. In addition, to improve distribution operations and increase efficiencies, KC is combining its two distribution centers into one larger facility. KC expects to incur some additional expenses in the first quarter of 2011, when the relocation is expected to occur. KC also anticipates increased transportation costs in 2011 but expects to offset these increased costs through pricing and other actions as needed.

Overall, KC anticipates an increase in full year net income and cash flow before financing activities for 2011 compared with 2010.

Longer term, KC plans to focus on enhancing sales volume and profitability by strengthening its merchandise mix, store displays and appearance and optimizing store selling space. KC also expects to drive profitability by achieving store growth in the Kitchen Collection® and Le Gourmet Chef® outlet and traditional mall store formats over the longer term while maintaining disciplined cost control. In the near-term, expansion will be focused on the Kitchen Collection® format. When adequate profit prospects are demonstrated for the Le Gourmet Chef® format, it is expected that focus will shift to growth in the number of these stores. However, the closure of underperforming stores in 2011 will result in a near-term reduction in the number of Le Gourmet Chef® stores.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

THE NORTH AMERICAN COAL CORPORATION

NACoal mines and markets coal primarily as fuel for power generation and provides selected value-added mining services for other natural resources companies. Coal is surface mined from NACoal's developed mines in North Dakota, Texas and Mississippi. Total coal reserves approximate 2.1 billion tons with approximately 1.2 billion tons committed to customers pursuant to long-term contracts. NACoal has one consolidated mining operation: Mississippi Lignite Mining Company (“MLMC”). NACoal has seven unconsolidated mining operations: The Coteau Properties Company (“Coteau”), The Falkirk Mining Company (“Falkirk”), The Sabine Mining Company (“Sabine”), (collectively, the “project mining subsidiaries”), Demery Resources Company, LLC (“Demery”), Caddo Creek Resources Company, LLC (“Caddo Creek”), Camino Real Fuels, LLC (“Camino Real”) and Liberty Fuels Company, LLC (“Liberty”). Demery, Caddo Creek, Camino Real and Liberty are in the development stage. Demery has started mining minimal tons of coal from a test pit. Caddo Creek, Camino Real and Liberty do not currently mine or deliver coal. NACoal also provides dragline mining services for independently owned limerock quarries in Florida. At the end of 2010, NACoal's contract at San Miguel Lignite Mine (“San Miguel”) expired and its mining operations were transitioned to another company. During 2009, NACoal completed the sale of certain assets of the Red River Mining Company (“Red River”). The results of operations of Red River are reflected as discontinued operations.
The contracts with the unconsolidated mines' customers allow each mine to sell lignite coal at a price based on actual cost plus an agreed pre-tax profit per ton or cost plus a management fee. The unconsolidated mines each meet the definition of a variable interest entity and are accounted for by the equity method.
FINANCIAL REVIEW
Tons delivered by NACoal’s operating mines were as follows for the year ended December 31:

	2010	2009	2008
Coteau	14.6	15.1	14.7
Falkirk	7.6	8.1	7.5
Sabine	4.4	3.3	4.1
Unconsolidated mines	26.6	26.5	26.3
San Miguel	3.3	3.2	3.1
MLMC	3.6	3.7	3.0
Consolidated mines	6.9	6.9	6.1
Total lignite tons sold	33.5	33.4	32.4
The limerock dragline mining operations delivered 17.9 million, 3.6 million and 22.0 million cubic yards of limerock for the years ended December 31, 2010, 2009 and 2008, respectively. The increase in limerock yards delivered in 2010 was primarily from customers replenishing inventory levels as a result of obtaining new mining permits in 2010 at all of the limerock dragline mining operations which were required due to an unfavorable legal ruling setting aside NACoal's customers' previous mining permits. The decrease in limerock yards delivered during 2009 was a result of an unfavorable legal ruling that set aside NACoal's customers’ mining permits at most of the limerock dragline mining operations and a reduction in customer requirements due to a decline in the southern Florida housing and construction markets. Red River sold 0.7 million and 0.6 million tons of lignite in 2009 and 2008, respectively.
Total coal reserves were as follows at December 31:

	2010	2009	2008
	(in billions of tons)
Unconsolidated mines	1.0	1.1	1.1
Consolidated mines	1.1	1.1	1.1
Total coal reserves	2.1	2.2	2.2

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Operating Results
The results of operations for NACoal were as follows for the year ended December 31:

	2010	2009	2008
Revenues	$156.8	$129.5	$115.3
Operating profit	$53.3	$42.6	$29.8
Interest expense	$(3.3)	$(4.1)	$(5.5)
Other income (expense)	$0.4	$0.9	$(1.3)
Income from continuing operations	$39.6	$30.6	$19.8
Discontinued operations	$—	$22.6	$2.3
Net income	$39.6	$53.2	$22.1
Effective income tax rate	21.4%	22.3%	13.9%
See the discussion of the consolidated effective income tax rate in the Consolidated Income Taxes section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
2010 Compared with 2009
The following table identifies the components of change in revenues for 2010 compared with 2009:

Revenues
2009	$129.5
Increase in 2010 from:
Pre-development revenue	7.6
Limerock dragline mining operations	7.4
Consolidated coal mining operations	6.8
Royalty income	5.1
Other	0.4
2010	$156.8
Revenues for 2010 increased 21.1% to $156.8 million from $129.5 million in 2009. Revenues increased mainly due to revenue recognized in the second quarter of 2010 related to the reimbursement from Mississippi Power Company for previously recognized costs for pre-development activities. In addition, revenues were favorably affected by increased deliveries at the limerock dragline mining operations, an increase in contractually reimbursable costs at San Miguel and an increase in royalty income. The increase at the limerock dragline mining operations was primarily the result of new mining permits issued to NACoal's customers at all of the limerock dragline mining operations where an unfavorable legal ruling set aside NACoal's customers' previous mining permits.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following table identifies the components of change in operating profit for 2010 compared with 2009.

Operating Profit
2009	$42.6
Increase (decrease) in 2010 from:
Pre-development revenue	7.4
Consolidated coal and limerock mining operations	5.6
Earnings of unconsolidated mines	4.8
Royalty income	3.2
Other	0.5
Lease bonus payments received in 2009	(7.1)
Other selling, general and administrative expenses	(2.1)
Gain on the sale of assets	(1.6)
2010	$53.3
Operating profit increased to $53.3 million in 2010 from $42.6 million in 2009, primarily as a result of revenue recognized in the second quarter of 2010 related to the reimbursement from Mississippi Power Company, an increase in consolidated coal and limerock mining operating profit mainly from improved results at the limerock mining operations and the absence of higher costs of sales in the prior year from reducing inventory levels at MLMC, an increase in the earnings of unconsolidated mines and higher royalty income. The increase in earnings from unconsolidated mines was mainly due to contractual price escalators and income associated with the new Liberty mine in Mississippi. The increase was partially offset by the absence of the receipt of bonus payments for the lease of certain oil and gas mineral rights controlled by NACoal to a third party in 2009 and higher selling, general and administrative expenses mainly due to increased NACCO management fees and higher costs for outside services in 2010 compared with 2009. See the discussion of “Management Fees” in the NACCO and Other section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K. In addition, operating profit was unfavorably affected by the absence of a gain on the sale of assets recognized in 2009.
Net income decreased to $39.6 million in 2010 compared with $53.2 million in 2009 primarily from the absence of the gain on the sale of certain assets of Red River of $35.8 million ($22.3 million after taxes of $13.5 million) in 2009 partially offset by the factors affecting the improvement in operating profit.
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

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following table identifies the components of change in operating profit for 2009 compared with 2008.

Operating Profit
2008	$29.8
Increase (decrease) in 2009 from:
Gain on the sale of assets	8.5
Consolidated coal and limerock dragline mining operating profit	5.6
Other	2.2
Other selling, general and administrative expenses	(2.7)
Earnings of unconsolidated mines	(0.8)
2009	$42.6
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

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the change in cash flow for the years ended December 31:

	2010	2009	Change
Operating activities:
Net income	$39.6	$53.2	$(13.6)
Depreciation, depletion and amortization	9.9	9.0	0.9
Other	(1.9)	(8.9)	7.0
Working capital changes	(21.7)	19.7	(41.4)
Discontinued operations	—	(31.0)	31.0
Net cash provided by operating activities	25.9	42.0	(16.1)

Investing activities:
Expenditures for property, plant and equipment	(9.8)	(10.5)	0.7
Proceeds from the sale of assets	18.3	9.4	8.9
Investments in other unconsolidated affiliates	(1.6)	(5.4)	3.8
Discontinued operations	—	41.0	(41.0)
Net cash provided by investing activities	6.9	34.5	(27.6)

Cash flow before financing activities	$32.8	$76.5	$(43.7)
The decrease in net cash provided by operating activities was primarily the result of changes in working capital and the decrease in net income in 2010 compared with 2009, partially offset by the absence of a gain from discontinued operations related to the sale of Red River in 2009 and a change in other non-cash items. The change in working capital was mainly from the change in net intercompany tax amounts with NACCO due to payments made during 2010 related to the sale of Red River in 2009 and an increase in coal inventory at MLMC during 2010 compared with a decrease in the prior year. The change in other operating activities was primarily from the absence of gains on the sale of assets in 2009 mainly from the lease bonus payments.
Net cash provided by investing activities decreased primarily due to the absence of cash proceeds received related to the sale of Red River in 2009, which is included in discontinued operations, partially offset by proceeds from the sale of the majority of the assets of NACoal's investment in Great American Energy and the sale of permit assets to Mississippi Power Company in 2010.

	2010	2009	Change
Financing activities:
Net reductions of long-term debt and revolving credit agreements	$(4.8)	$(23.9)	$19.1
Cash dividends paid to NACCO	(24.6)	(12.5)	(12.1)
Intercompany loans	—	(38.4)	38.4
Financing fees paid	—	(1.1)	1.1
Net cash used for financing activities	$(29.4)	$(75.9)	$46.5
Net cash used for financing activities decreased during 2010 compared with 2009 primarily due to repayments of intercompany loans in the prior year and higher repayments of long-term debt in 2009 compared with 2010 partially offset by an increase in the amount of dividends paid to NACCO.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Financing Activities

NACoal has an unsecured revolving line of credit of up to $100.0 million (the “NACoal Facility”) that expires in October 2012. Borrowings outstanding under the NACoal Facility were $9.5 million at December 31, 2010. Therefore, at December 31, 2010, the excess availability under the NACoal Facility was $84.9 million, which reflects a reduction for outstanding letters of credit of $5.6 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at either a base rate plus a margin of 1.75% or LIBOR plus a margin of 2.75%. The NACoal Facility also has a commitment fee of 0.50% per year on the unused commitment. The floating rate of interest applicable to the NACoal Facility at December 31, 2010 was 5.00% including the floating rate margin.

The NACoal Facility also contains restrictive covenants that require, among other things, NACoal to maintain certain debt to EBITDA and interest coverage ratios and provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on the debt to EBITDA ratio and achieving availability thresholds. At December 31, 2010, NACoal was in compliance with these covenants.

During 2004 and 2005, NACoal issued unsecured notes totaling $45.0 million in a private placement (the “NACoal Notes”), which require annual principal payments of approximately $6.4 million that began in October 2008 and will mature on October 4, 2014. These unsecured notes bear interest at a weighted-average fixed rate of 6.08%, payable semi-annually on April 4 and October 4. The NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. NACoal had $25.7 million of the private placement notes outstanding at December 31, 2010. The NACoal Notes contain certain covenants and restrictions that require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios, and limit dividends to NACCO based upon NACoal's leverage ratio. At December 31, 2010, NACoal was in compliance with the covenants in the NACoal Notes.

NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At December 31, 2010, the balance of the note was $6.7 million and the interest rate was 0.41%.

NACoal believes funds available from the NACoal Facility and operating cash flows will provide sufficient liquidity to finance its operating needs and commitments arising during the next 12 months and until the expiration of the NACoal Facility in October 2012.
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of NACoal as of December 31, 2010:

	Payments Due by Period
Contractual Obligations	Total	2011	2012	2013	2014	2015	Thereafter
NACoal Facility	$9.5	$9.5	$—	$—	$—	$—	$—
Variable interest payments on NACoal Facility	0.4	0.4	—	—	—	—	—
NACoal Notes	25.7	6.4	6.4	6.4	6.5	—	—
Interest payments on NACoal Notes	3.5	1.4	1.1	0.7	0.3	—	—
Other debt	6.7	—	—	—	—	—	6.7
Purchase and other obligations	19.5	19.5	—	—	—	—	—
Operating leases	47.2	7.8	7.4	7.1	6.8	5.9	12.2
Total contractual cash obligations	$112.5	$45.0	$14.9	$14.2	$13.6	$5.9	$18.9

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NACoal has a long-term liability of approximately $0.8 million for unrecognized tax benefits, including interest and penalties, as of December 31, 2010. At this time, the Company is unable to make a reasonable estimate of the timing of payments due to, among other factors, the uncertainty of the timing and outcome of its audits.
An event of default, as defined in the NACoal Facility, NACoal Notes and NACoal’s lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred or is anticipated to occur.
NACoal’s variable interest payments are calculated based upon NACoal’s anticipated payment schedule and the December 31, 2010 base rate and applicable margins, as defined in the NACoal Facility. A 1/8% increase in the base rate would increase NACoal’s estimated total interest payments on the NACoal Facility by less than $0.1 million.
The purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll and incentive compensation.
Pension and postretirement funding can vary significantly each year due to plan amendments, changes in the market value of plan assets, legislation and the Company’s funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension and postretirement funding has not been included in the table above. NACoal does not expect to contribute to its pension plan in 2011. NACoal maintains one supplemental retirement plan that pays monthly benefits to participants directly out of corporate funds and expects to pay benefits of approximately $0.3 million in 2011, $0.4 million per year from 2012 through 2015 and $0.5 million per year from 2016 through 2020. Benefit payments beyond that time cannot currently be estimated. All other pension benefit payments are made from assets of the pension plans. NACoal also expects to make payments related to its other postretirement plans of approximately $0.1 million in 2011 and $0.2 million per year from 2012 through 2020. Benefit payments beyond that time cannot currently be estimated.
Capital Expenditures
Following is a table which summarizes actual and planned capital expenditures:

	Planned 2011	Actual 2010	Actual 2009
NACoal	$16.4	$9.8	$10.5
Planned expenditures for 2011 include mine equipment and development at existing mines. These expenditures are expected to be funded from internally generated funds and bank borrowings.
Capital Structure
NACoal’s capital structure is presented below:

	December 31
	2010	2009	Change
Cash and cash equivalents	$5.0	$1.6	$3.4
Other net tangible assets	118.4	108.6	9.8
Coal supply agreement and other intangibles, net	60.0	63.5	(3.5)
Net assets	183.4	173.7	9.7
Total debt	(41.9)	(46.8)	4.9
Total equity	$141.5	$126.9	$14.6
Debt to total capitalization	23%	27%	(4)%
The increase in other net tangible assets is due primarily to a decrease in intercompany accounts payable primarily as a result of payments made in 2010, an increase in accounts receivable from unconsolidated affiliates and an increase in coal inventory at MLMC during 2010 compared with the prior year. These items were partially offset by the sale of the majority of the assets of NACoal's investment in Great American Energy during 2010.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Total equity increased primarily due to net income of $39.6 million, partially offset by dividends paid to NACCO of $24.6 million during 2010.
OUTLOOK

NACoal expects steady performance at its coal mining operations in 2011 provided customers achieve currently planned power plant operating levels. However, tons delivered at the coal mines in 2011 are expected to be lower than in 2010 as a result of the expiration and non-renewal of the San Miguel contract in December 2010 and lower customer requirements. Royalty income in 2011 is also expected to be lower than 2010.

Limerock deliveries are expected to be lower in 2011 than in 2010. In 2010, NACoal's limerock customers in the Florida lake belt region required higher limerock deliveries as they rebuilt stockpiles that had been significantly diminished as a result of an unfavorable legal ruling that set aside mining permits in 2009. With the completion of this build up, 2011 customer requirements are expected to be lower as market conditions in the southern Florida housing and construction markets remain weak.

Four new unconsolidated mines, which are in the development stage and will not be in full production for several years, are expected to continue to generate modest income during 2011. In addition, in early 2011, NACoal finalized a new agreement to provide services to operate a refined coal processing facility through 2018. This agreement is expected to generate modest income during 2011.

NACoal also has new project opportunities for which it expects to continue to incur additional expenses in 2011. In particular, NACoal continues to move forward to gain a permit for its Otter Creek reserve in North Dakota in preparation for the expected construction of a new mine. The permit is anticipated to be issued in the second half of 2011.

Overall, NACoal expects full year 2011 net income to decrease compared with 2010 net income mainly as a result of the absence of the reimbursement of previously expensed costs received in 2010 and reduced royalties in 2011. Cash flow before financing activities in 2011 is expected to be higher than 2010, assuming mine development activities occur as currently planned.

Over the longer term, NACoal expects to continue its efforts to develop new mining projects. NACoal is actively pursuing domestic opportunities for new coal mining projects, which include prospects for power generation, coal-to-liquids, coal gasification and other clean coal technologies. Furthermore, NACoal is encouraged that new international value-added mining services projects for coal may become available in addition to NACoal's current agreement to provide mining services in India and Indonesia. NACoal also continues to pursue additional non-coal mining opportunities.

NACCO AND OTHER
NACCO and Other includes the parent company operations and Bellaire Corporation ("Bellaire"), a non-operating subsidiary of NACCO. Although Bellaire’s operations are immaterial, it has long-term liabilities related to closed mines, primarily from former Eastern U.S. underground coal mining activities.
FINANCIAL REVIEW
Operating Results
The results of operations at NACCO and Other were as follows for the year ended December 31:

	2010	2009	2008
Revenues	$—	$—	$—
Operating loss	$(10.8)	$(9.4)	$(2.3)
Other income (expense)	$(20.7)	$(2.0)	$2.5
Net loss	$(20.4)	$(9.0)	$(0.4)

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

2010 Compared with 2009
NACCO and Other’s operating loss increased to $10.8 million in 2010 compared with $9.4 million in 2009. The increase was primarily due to higher employee-related expenses partially offset by an increase in management fees charged to the subsidiaries in 2010 and the absence of an impairment charge recognized in connection with the buy-out of a capital lease asset during 2009. The increase in employee-related expenses, which contributed to the related increase in management fees during 2010, was primarily due to the restoration of compensation and benefits, which were reduced in 2009.
The change in other income (expense) in 2010 compared with 2009 was primarily due to an increase in litigation expenses related to the failed Applica transaction, as discussed in the Applica Transaction section below. NACCO and Other recognized a higher net loss in 2010 compared with 2009 primarily due to the factors affecting the operating loss and other income (expense).
2009 Compared with 2008

NACCO and Other's operating loss increased to $9.4 million in 2009 compared with $2.3 million in 2008. The increase was primarily due to higher employee-related expenses, a reduction in management fees charged to the subsidiaries, an impairment charge recognized in connection with the buy-out of a capital lease asset, and higher professional fees during 2009. The change in other income was primarily due to lower interest income at the parent company from lower levels of cash investments and lower interest rates on investments. NACCO and Other recorded a net loss for 2009 of $9.0 million compared with $0.4 million in 2008, primarily due to the factors affecting operating loss and other income (expense).
Applica Transaction

In 2006, the Company initiated litigation in the Delaware Chancery Court against Applica Incorporated ("Applica") and individuals and entities affiliated with Applica's shareholder, Harbinger Capital Partners Master Fund, Ltd. The litigation alleged a number of contract and tort claims against the defendants related to the failed transaction with Applica, which had been previously announced. On February 14, 2011, the parties to this litigation entered into a settlement agreement. The settlement agreement provides for, among other things, the payment of $60 million to the Company and dismissal of the lawsuit with prejudice. The payment was received in February 2011.
Litigation costs related to the failed transaction with Applica were $18.8 million, $1.1 million and $0.8 million in 2010, 2009 and 2008, respectively. The Company expects to incur additional litigation costs for the first two months of 2011 in the range of approximately $2.5 million to $3.0 million for services rendered prior to entering into the settlement agreement. As a result of the settlement, no further litigation costs in relation to this matter will be incurred.
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

	2010	2009	2008
NMHG	$7.8	$6.3	$9.0
HBB	$4.0	$2.1	$3.4
KC	$0.1	$0.1	$0.1
NACoal	$4.1	$3.0	$1.4
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
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of NACCO and Other as of December 31, 2010:

Contractual Obligations	Total	2011	2012	2013	2014	2015	Thereafter
Operating leases	$4.1	$0.6	$0.6	$0.6	$0.6	$0.6	$1.1
Purchase and other obligations	12.3	12.3	—	—	—	—	—
Total contractual cash obligations	$16.4	$12.9	$0.6	$0.6	$0.6	$0.6	$1.1
Pension and postretirement funding can vary significantly each year due to plan amendments, changes in the market value of plan assets, legislation and the Company’s funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension and postretirement funding has not been included in the table above. NACCO and Other maintains one supplemental retirement plan that pays monthly benefits to participants directly out of corporate funds. Annual benefit payments are expected to be less than $0.1 million per year over the next ten years. Benefit payments beyond that time cannot currently be estimated. All other pension benefit payments are made from assets of the pension plans. NACCO and Other does not expect to contribute to its pension plan during 2011. NACCO and Other also expects to make payments related to its other postretirement plans of less than $0.1 million per year over the next ten years. Benefit payments beyond that time cannot currently be estimated.
The purchase and other obligations are primarily for accounts payable, open purchase orders, accrued payroll and incentive compensation.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Capital Structure
NACCO’s consolidated capital structure is presented below:

	December 31
	2010	2009	Change
Cash and cash equivalents	$261.9	$256.2	$5.7
Other net tangible assets	533.8	501.4	32.4
Coal supply agreement and other intangibles, net	60.0	63.5	(3.5)
Net assets	855.7	821.1	34.6
Total debt	(391.5)	(409.5)	18.0
Closed mine obligations, net of tax	(16.0)	(14.5)	(1.5)
Total equity	$448.2	$397.1	$51.1
Debt to total capitalization	47%	51%	(4)%
RECENTLY ISSUED ACCOUNTING STANDARDS

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
NMHG: (1) reduction in demand for lift trucks and related aftermarket parts and service on a global basis, (2) the ability of NMHG's dealers, suppliers and end-users to obtain financing at reasonable rates, or at all, as a result of current economic and market conditions, (3) customer acceptance of pricing, (4) delays in delivery or increases in costs, including transportation costs, of raw materials or sourced products and labor or changes in or unavailability of quality suppliers, (5) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which NMHG operates and/or sells products, (6) delays in manufacturing and delivery schedules, (7) bankruptcy of or loss of major dealers, retail customers or suppliers, (8) customer acceptance of, changes in the costs of, or delays in the development of new products, (9) introduction of new products by, or more favorable product pricing offered by, NMHG's competitors, (10) product liability or other litigation, warranty claims or returns of products, (11) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives and (12) changes mandated by federal, state and other regulation, including health, safety or environmental legislation.

HBB: (1) changes in the sales prices, product mix or levels of consumer purchases of small electric appliances, (2) changes in consumer retail and credit markets, (3) bankruptcy of or loss of major retail customers or suppliers, (4) changes in costs, including transportation costs, of sourced products, (5) delays in delivery of sourced products, (6) changes in or unavailability of quality or cost effective suppliers, (7) exchange rate fluctuations, changes in the foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which HBB buys, operates and/or sells products, (8) product liability, regulatory actions or other litigation, warranty claims or returns of products, (9) customer acceptance of, changes in costs of, or delays in the development of new products, (10) increased competition, including consolidation within the industry and (11) changes mandated by federal, state and other regulation, including health, safety or environmental legislation.

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

NACoal: (1) changes in tax laws or regulatory requirements, including changes in power plant emission regulations and health, safety or environmental legislation, (2) changes in costs related to geological conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (3) changes in mining permit requirements that could affect deliveries to customers, (4) weather conditions, extended power plant outages or other events that would change the level of customers' coal or limerock requirements, (5) weather or equipment problems that could affect coal or limerock deliveries to customers, (6) changes in the power industry that would affect demand for NACoal's reserves, (7) changes in the costs to reclaim current NACoal mining areas or NACCO's closed mining operations, (8) costs to pursue and develop new mining opportunities and (9) the outcome of legal challenges to the regulatory approvals necessary to construct Liberty and the Ratcliffe Plant in Mississippi.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
The Company's subsidiaries, NMHG, HBB, KC and NACoal, have entered into certain financing arrangements that require interest payments based on floating interest rates. As such, the Company's financial results are subject to changes in the market rate of interest. To reduce the exposure to changes in the market rate of interest, the Company has entered into interest rate swap agreements for a significant portion of its floating rate financing arrangements. The Company does not enter into interest rate swap agreements for trading purposes. Terms of the interest rate swap agreements require the subsidiaries to receive a variable interest rate and pay a fixed interest rate. See also Note 2 and Note 11 to the Consolidated Financial Statements in this Form 10-K.
In addition, NACoal has fixed rate debt arrangements. For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its liabilities. NACoal's fixed rate debt arrangements have a fair value based on Company estimates of $26.8 million at December 31, 2010. Assuming a hypothetical 10% decrease in the effective interest yield on this fixed rate debt, the fair value of this liability would increase by $0.3 million compared with the fair value of this liability at December 31, 2010. The fair value of the Company's interest rate swap agreements was a liability of $16.3 million at December 31, 2010. A hypothetical 10% decrease in interest rates would cause a increase in the fair value of interest rate swap agreements and the resulting fair value would be a liability of $16.6 million.
FOREIGN CURRENCY EXCHANGE RATE RISK
NMHG and HBB operate internationally and enter into transactions denominated in foreign currencies. As such, their financial results are subject to the variability that arises from exchange rate movements. NMHG and HBB use forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts generally mature within twelve months and require the companies to buy or sell euros, British pounds, Japanese yen, Australian dollars, Brazilian Real, Canadian dollars, Swedish kroner and Mexican pesos for the functional currency in which the applicable subsidiary operates at rates agreed to at the inception of the contracts. The fair value of these contracts was a net liability of $2.4 million at December 31, 2010. See also Notes 2 and Note 11 to the Consolidated Financial Statements in this Form 10-K.
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. Assuming a hypothetical 10% strengthening of the U.S. dollar compared with other foreign currencies at December 31, 2010, the fair value of foreign currency-sensitive financial instruments, which primarily represents forward foreign currency exchange contracts, would be reduced by $7.8 million compared with its fair value at December 31, 2010. It is important to note that the change in fair value indicated in this sensitivity analysis would be somewhat offset by changes in the fair value of the underlying receivables and payables.
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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with accountants on accounting and financial disclosure for the three year period ended December 31, 2010.

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
Management's report on internal control over financial reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2010. The Company's effectiveness of internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 15 of this Form 10-K and incorporated herein by reference.
Changes in internal control: During the fourth quarter of 2010, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. OTHER INFORMATION
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

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, each operator of a coal or other mine is required to include certain mine safety results in its periodic reports filed with the Securities and Exchange Commission. The operation of NACoal's mines is subject to regulation by the federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act"). MSHA inspects NACoal's mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. The Company has presented information below regarding certain mining safety and health matters for NACoal's mining operations for the three and twelve months ended December 31, 2010. In evaluating this information, consideration should be given to factors such as: (i) the number of citations and orders will vary depending on the size of the mine, (ii) the number of citations issued will vary from inspector to inspector and from mine to mine, and (iii) citations and orders can be contested and appealed, and in that process, are often reduced in severity and amount, and are sometimes dismissed.

During the three and twelve months ended December 31, 2010, neither NACoal's current mining operations nor Bellaire's closed mines: (i) were assessed any Mine Act section 104(b) orders for alleged failure to totally abate the subject matter of a Mine Act section 104(a) citation within the period specified in the citation; (ii) were assessed any Mine Act section 104(d) citations or orders for an alleged unwarrantable failure (i.e., aggravated conduct constituting more than ordinary negligence) to comply with a mining safety standard or regulation; (iii) were assessed any Mine Act section 110(b)(2) penalties for failure to correct the subject matter of a Mine Act section 104(a) citation within the specified time period, which failure was deemed flagrant (i.e., reckless or repeated failure to make reasonable efforts to eliminate a known violation that substantially and proximately caused, or reasonably could have been expected to cause, death or serious bodily injury); (iv) received any Mine Act section 107(a) imminent danger orders to immediately remove miners; or (v) received any MSHA written notices under Mine Act section 104(e) of a pattern of violation of mandatory health or safety standards or of the potential to have such a pattern. In addition, there were no fatalities at NACoal's mining operations or Bellaire's closed mines during the three and twelve months ended December 31, 2010.

At December 31, 2010, San Miguel Lignite Mine had pending legal actions before the Federal Mine Safety and Health Review Commission that it initiated to contest one non-section 104 significant and substantial citation issued in the second quarter of 2010 and two non-section 104 significant and substantial citations issued in the third quarter of 2010. At December 31, 2010, NACoal's Florida limerock operations at the Alico Quarry had pending legal action before the Federal Mine Safety and Health Review Commission that it initiated to contest one non-section 104 significant and substantial citation issued in the fourth quarter of 2010. At December 31, 2010, NACoal's Florida limerock operations at the FEC Quarry had pending legal action before the Federal Mine Safety and Health Review Commission that it initiated to contest one section 104 significant and substantial citation issued in the fourth quarter of 2010. There were no other pending legal actions before the Federal Mine Safety and Health Review Commission related to NACoal's other current mining operations or Bellaire's closed mines.

The following table sets forth the total number of specific citations and orders and the total dollar value of the proposed civil penalty assessments that were issued by MSHA during the current quarterly reporting period, pursuant to the Mine Act, by individual mine at NACoal:

Name of Mine or Quarry (1)(2)	Mine Act Section 104 Significant & Substantial Citations (3)	Total Dollar Value of Proposed MSHA Assessments

MLMC (Red Hills Mine)	—	—
San Miguel (San Miguel Lignite Mine)	—	243
Coteau (Freedom Mine)	—	200
Falkirk (Falkirk Mine)	—	162
Sabine (South Hallsville No. 1 Mine)	1	761
Demery (Five Forks Mine)	—	—
Caddo Creek (Marshall Mine)	—	—
Camino Real (Eagle Pass Mine)	—	—
Florida Limerock Operations:
White Rock Quarry - North	—	—
White Rock Quarry - South	—	—
Krome Quarry	—	—
Alico Quarry	—	100
FEC Quarry	—	969
SCL Quarry	—	—
Card Sound Quarry	—	—
Pennsuco Quarry	—	—

Total	1	$2,435

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

The following table sets forth the total number of specific citations and orders and the total dollar value of the proposed civil penalty assessments that were issued by MSHA during the current annual reporting period, pursuant to the Mine Act, by individual mine at NACoal:

Name of Mine or Quarry (1)(2)	Mine Act Section 104 Significant & Substantial Citations (3)(4)	Total Dollar Value of Proposed MSHA Assessments	Total Dollar Value of Proposed MSHA Assessments Outstanding at December 31, 2010 (5)

MLMC (Red Hills Mine)	1	$300	$—
San Miguel (San Miguel Lignite Mine)	—	3,991	1,323
Coteau (Freedom Mine)	—	708	—
Falkirk (Falkirk Mine)	3	6,264	—
Sabine (South Hallsville No. 1 Mine)	7	8,322	—
Demery (Five Forks Mine)	2	4,344	—
Caddo Creek (Marshall Mine)	—	—	—
Camino Real (Eagle Pass Mine)	—	—	—
Florida Limerock Operations:
White Rock Quarry - North	—	100	—
White Rock Quarry - South	1	385	—
Krome Quarry	—	770	—
Alico Quarry	—	100	100
FEC Quarry	1	1,069	807
SCL Quarry	—	100	—
Card Sound Quarry	—	200	—
Pennsuco Quarry	1	807	—

Total	16	$27,460	$2,230

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
(4)    One citation at Falkirk and one citation at MLMC were reduced to non-section 104 significant and substantial citations after the original citation was issued. One citation at FEC Quarry is currently being contested.
(5)    Outstanding amounts of $1,080 at San Miguel, $100 at Alico Quarry and $807 at FEC Quarry are currently being contested.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to Directors of the Company will be set forth in the 2011 Proxy Statement under the subheadings “Business to be Transacted — 1. Election of Directors — Director Nominee Information,” which information is incorporated herein by reference.
Information with respect to the audit review committee and the audit review committee financial expert will be set forth in the 2011 Proxy Statement under the heading “Business to be Transacted — 1. Election of Directors — Directors’ Meetings and Committees,” which information is incorporated herein by reference.
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Company's Directors, executive officers and holders of more than ten percent of the Company's equity securities will be set forth in the 2011 Proxy Statement under the subheading “Business to be Transacted — 1. Election of Directors — Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.
Information regarding the executive officers of the Company is included in this Form 10-K as Item 4A of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.
The Company has adopted a code of ethics applicable to all Company personnel, including the principal executive officer, principal financial officer, principal accounting officer or controller, or other persons performing similar functions. The code of ethics, entitled the “Code of Corporate Conduct,” is posted on the Company's website at www.nacco.com under “Corporate Governance.” Amendments and waivers of the Company's Code of Corporate Conduct for directors or executive officers of the Company, if any, will be disclosed on the Company's website or on a current report on Form 8-K.

Item 11. EXECUTIVE COMPENSATION
Information with respect to executive compensation will be set forth in the 2011 Proxy Statement under the subheadings “Business to be Transacted — 1. Election of Directors — Director Compensation” and “— Executive Compensation,” which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2011 Proxy Statement under the heading “Beneficial Ownership of Class A Common and Class B Common,” which information is incorporated herein by reference.
Information with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance will be set forth in the 2011 Proxy Statement under the subheading “Business to be Transacted — 1. Election of Directors — Equity Compensation Plan Information," which information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to certain relationships and related transactions will be set forth in the 2011 Proxy Statement under the subheadings “Business to be Transacted — 1. Election of Directors — Directors’ Meetings and Committees” and “— Certain Business Relationships,” which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services will be set forth in the 2011 Proxy Statement under the heading “Business to be Transacted — 5. Confirmation of Appointment of Independent Registered Public Accounting Firm for the Current Fiscal Year,” which information is incorporated herein by reference.

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

March 2, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alfred M. Rankin, Jr.	Chairman, President and Chief Executive Officer (principal executive officer), Director	March 2, 2011
Alfred M. Rankin, Jr.

/s/ Kenneth C. Schilling	Vice President and Controller (principal financial and accounting officer)	March 2, 2011
Kenneth C. Schilling

* Owsley Brown II	Director	March 2, 2011
Owsley Brown II

* Dennis W. LaBarre	Director	March 2, 2011
Dennis W. LaBarre

* Richard de J. Osborne	Director	March 2, 2011
Richard de J. Osborne

* Michael E. Shannon	Director	March 2, 2011
Michael E. Shannon

* Britton T. Taplin	Director	March 2, 2011
Britton T. Taplin

* David F. Taplin	Director	March 2, 2011
David F. Taplin

* John F. Turben	Director	March 2, 2011
John F. Turben

* Eugene Wong	Director	March 2, 2011
Eugene Wong
____________________

* Kenneth C. Schilling, by signing his name hereto, does hereby sign this Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.

/s/ Kenneth C. Schilling	March 2, 2011
Kenneth C. Schilling, Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a)(1) AND (2), AND ITEM 15(c)
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULES
YEAR ENDED DECEMBER 31, 2010
NACCO INDUSTRIES, INC.
CLEVELAND, OHIO

FORM 10-K
ITEM 15(a)(1) AND (2)
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
The following consolidated financial statements of NACCO Industries, Inc. and Subsidiaries are incorporated by reference in Item 8:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm — For each of the three years in the period ended December 31, 2010.	F-3
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm on Internal Control over Financial Reporting — Year ended December 31, 2010.	F-4
Consolidated Statements of Operations — Year ended December 31, 2010, 2009 and 2008.	F-5
Consolidated Statements of Comprehensive Income (Loss) — Year ended December 31, 2010, 2009 and 2008.	F-6
Consolidated Balance Sheets — December 31, 2010 and December 31, 2009.	F-7
Consolidated Statements of Cash Flows — Year ended December 31, 2010, 2009 and 2008.	F-8
Consolidated Statements of Equity — Year ended December 31, 2010, 2009 and 2008.	F-9
Notes to Consolidated Financial Statements.	F-10
The following consolidated financial statement schedules of NACCO Industries, Inc. and Subsidiaries are included in Item 15(c):

Schedule I — Condensed Financial Information of the Parent	F-53
Schedule II — Valuation and Qualifying Accounts	F-57
All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of NACCO Industries, Inc.
We have audited the accompanying consolidated balance sheets of NACCO Industries, Inc. and Subsidiaries (collectively “the Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NACCO Industries, Inc. and Subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NACCO Industries, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
March 2, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of NACCO Industries, Inc.
We have audited NACCO Industries, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NACCO Industries, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Form 10-K. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, NACCO Industries, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NACCO Industries, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2010, and our report dated March 2, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
March 2, 2011

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2010	2009	2008
	(In millions, except per share data)
Revenues	$2,687.5	$2,310.6	$3,665.1
Cost of sales	2,161.3	1,902.5	3,174.0
Gross Profit	526.2	408.1	491.1
Earnings of unconsolidated mines	43.4	38.6	39.4
Operating Expenses
Selling, general and administrative expenses	425.3	388.3	475.3
Goodwill and other intangible assets impairment charges	—	—	435.7
Restructuring charges (reversals)	(1.9)	9.3	9.1
Loss on sale of businesses	4.0	—	—
(Gain) loss on sale of assets	1.9	(10.0)	(0.1)
	429.3	387.6	920.0
Operating Profit (Loss)	140.3	59.1	(389.5)
Other income (expense)
Interest expense	(27.4)	(32.2)	(40.6)
Interest income	2.6	3.2	7.6
Income (loss) from other unconsolidated affiliates	2.3	(1.7)	4.6
Unsuccessful merger costs	(18.8)	(1.1)	(0.8)
Other	(2.2)	1.6	(2.3)
	(43.5)	(30.2)	(31.5)
Income (Loss) Before Income Taxes	96.8	28.9	(421.0)
Income tax provision	17.4	20.5	18.7
Income (Loss) From Continuing Operations	79.4	8.4	(439.7)
Discontinued operations, net of $13.5 tax expense in 2009 and $0.1 tax benefit in 2008	—	22.6	2.3
Net Income (Loss)	79.4	31.0	(437.4)
Net (income) loss attributable to noncontrolling interest	0.1	0.1	(0.2)
Net Income (Loss) Attributable to Stockholders	$79.5	$31.1	$(437.6)

Amounts Attributable to Stockholders
Income (loss) from continuing operations, net of tax	$79.5	$8.5	$(439.9)
Discontinued operations, net of tax	—	22.6	2.3
Net Income (Loss) Attributable to Stockholders	$79.5	$31.1	$(437.6)
Comprehensive Income (Loss)	$61.6	$55.3	$(517.0)

Basic Earnings (Loss) per Share Attributable to Stockholders:
Continuing operations	$9.55	$1.03	$(53.12)
Discontinued operations	—	2.72	0.28
Basic Earnings (Loss) per Share	$9.55	$3.75	$(52.84)
Diluted Earnings (Loss) per Share Attributable to Stockholders:
Continuing operations	$9.53	$1.03	$(53.12)
Discontinued operations	—	2.72	0.28
Diluted Earnings (Loss) per Share	$9.53	$3.75	$(52.84)
See Notes to Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2010	2009	2008
	(In millions)
Net Income (Loss)	$79.4	$31.0	$(437.4)
Other comprehensive income (loss)
Foreign currency translation adjustment	(6.7)	17.4	(49.4)
Current period cash flow hedging activity, net of $3.3 tax benefit in 2010, $4.2 tax benefit in 2009 and $2.2 tax benefit in 2008	(3.7)	8.7	(5.6)
Reclassification of hedging activities into earnings, net of $4.2 tax expense in 2010, $2.1 tax expense in 2009 and $1.0 tax expense in 2008	(8.8)	3.9	2.2
Current period pension and postretirement plan adjustment, net of $1.6 tax benefit in 2010, $0.8 tax expense in 2009 and $17.9 tax benefit in 2008	(3.8)	(9.9)	(30.8)
Reclassification of pension and postretirement into earnings, net of $1.3 tax expense in 2010, $1.7 tax expense in 2009 and $2.9 tax expense in 2008	5.1	4.1	4.2
Comprehensive Income (Loss)	$61.5	$55.2	$(516.8)
Other comprehensive income (loss) attributable to noncontrolling interest
Net (income) loss attributable to noncontrolling interest	0.1	0.1	(0.2)
Comprehensive Income (Loss) Attributable to Stockholders	$61.6	$55.3	$(517.0)
See Notes to Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2010	2009
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$261.9	$256.2
Accounts receivable, net of allowances of $17.3 in 2010 and $18.6 in 2009	425.9	315.0
Inventories, net	447.4	336.7
Deferred income taxes	21.9	23.4
Prepaid expenses and other	33.4	35.0
Assets held for sale	23.7	23.3
Current assets of discontinued operations	—	1.3
Total Current Assets	1,214.2	990.9
Property, Plant and Equipment, Net	270.4	303.2
Coal Supply Agreement and Other Intangibles, Net	60.0	63.5
Long-term Deferred Income Taxes	5.2	11.8
Other Non-current Assets	108.5	119.3
Total Assets	$1,658.3	$1,488.7
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$414.5	$271.7
Revolving credit agreements — not guaranteed by the parent company	13.7	9.5
Current maturities of long-term debt — not guaranteed by the parent company	22.5	22.4
Accrued payroll	61.0	44.3
Deferred revenue	11.2	12.5
Other current liabilities	140.6	117.0
Current liabilities of discontinued operations	—	1.9
Total Current Liabilities	663.5	479.3
Long-term Debt — not guaranteed by the parent company	355.3	377.6
Pension and other Postretirement Obligations	77.8	98.5
Other Long-term Liabilities	113.5	136.2
Total Liabilities	1,210.1	1,091.6
Stockholders’ Equity
Common stock:
Class A, par value $1 per share, 6,737,199 shares outstanding (2009 - 6,694,380 shares outstanding)	6.8	6.7
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,596,093 shares outstanding (2009 - 1,599,356 shares outstanding)	1.6	1.6
Capital in excess of par value	22.6	16.1
Retained earnings	475.4	413.3
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	28.1	34.8
Deferred gain (loss) on cash flow hedging	(9.0)	3.5
Pension and postretirement plan adjustment	(78.1)	(79.4)
Total Stockholders’ Equity	447.4	396.6
Noncontrolling Interest	0.8	0.5
Total Equity	448.2	397.1
Total Liabilities and Equity	$1,658.3	$1,488.7
See Notes to Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2010	2009	2008
	(In millions)
Operating Activities
Income (loss) from continuing operations	$79.4	$8.4	$(439.7)
Discontinued operations	—	22.6	2.3
Net income (loss)	79.4	31.0	(437.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	52.2	53.6	58.9
Amortization of deferred financing fees	2.5	2.2	2.0
Deferred income taxes	10.5	24.7	20.3
Goodwill and other intangible assets impairment charges	—	—	435.7
Restructuring charges (reversals)	(1.9)	9.3	9.1
(Gain) loss on sale of assets	1.9	(10.0)	(0.1)
Loss on sale of businesses	4.0	—	—
Other non-current liabilities	(29.7)	(30.3)	(22.1)
Non-cash foreign currency	(3.8)	(12.2)	28.8
Other	(3.1)	5.2	2.6
Working capital changes, excluding the effect of business dispositions:
Accounts receivable	(110.4)	126.8	15.1
Inventories	(109.3)	163.0	36.1
Other current assets	(1.2)	13.1	(4.4)
Accounts payable	145.0	(109.6)	(107.6)
Other current liabilities	27.0	(78.8)	(34.4)
Net cash provided by operating activities — continuing operations	63.1	188.0	2.6
Net cash provided by (used for) operating activities — discontinued operations	—	(31.0)	2.3
Net cash provided by operating activities	63.1	157.0	4.9
Investing Activities
Expenditures for property, plant and equipment	(26.3)	(33.5)	(71.4)
Proceeds from the sale of assets	18.9	20.7	5.1
Proceeds from the sale of businesses	3.0	—	—
Other	(1.4)	(5.1)	(4.8)
Net cash used for investing activities — continuing operations	(5.8)	(17.9)	(71.1)
Net cash provided by (used for) investing activities — discontinued operations	—	41.0	(0.3)
Net cash provided by (used for) investing activities	(5.8)	23.1	(71.4)
Financing Activities
Additions to long-term debt	17.0	13.0	31.7
Reductions of long-term debt	(46.2)	(61.5)	(71.8)
Net additions (reductions) to revolving credit agreements	6.8	2.6	(25.9)
Cash dividends paid	(17.4)	(17.1)	(16.9)
Financing fees paid	(3.5)	(1.1)	(0.1)
Other	—	—	(0.1)
Net cash used for financing activities — continuing operations	(43.3)	(64.1)	(83.1)
Net cash used for financing activities — discontinued operations	—	—	(0.1)
Net cash used for financing activities	(43.3)	(64.1)	(83.2)
Effect of exchange rate changes on cash	(8.3)	2.0	6.7
Cash and Cash Equivalents
Increase (decrease) for the year	5.7	118.0	(143.0)
Balance at the beginning of the year	256.2	138.2	281.2
Balance at the end of the year	$261.9	$256.2	$138.2
See Notes to Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended December 31
	2010	2009	2008
	(In millions, except per share data)
Stockholders’ Equity:
Class A Common Stock
Beginning balance	$6.7	$6.7	$6.7
Stock-based compensation	0.1	—	—
	6.8	6.7	6.7

Class B Common Stock	1.6	1.6	1.6
Capital in Excess of Par Value
Beginning balance	16.1	14.4	14.1
Stock-based compensation	6.4	1.8	—
Shares issued under stock compensation plans	0.5	0.3	0.3
Noncontrolling interest share of contributions to joint venture	(0.4)	(0.4)	—
	22.6	16.1	14.4
Retained Earnings
Balance as of December 31:
2009	413.3	—	—
2008	—	399.3	—
2007	—	—	854.9
Cumulative effect of accounting change, net of $0.5 tax benefit in 2008	—	—	(1.1)
Beginning balance	413.3	399.3	853.8
Net income (loss) attributable to stockholders	79.5	31.1	(437.6)
Cash dividends on Class A and Class B common stock:
2010: $2.0850 per share	(17.4)	—	—
2009: $2.0675 per share	—	(17.1)	—
2008: $2.045 per share	—	—	(16.9)
	475.4	413.3	399.3
Accumulated Other Comprehensive Income (Loss)
Beginning balance	(41.1)	(65.3)	14.1
Foreign currency translation adjustment	0.4	17.4	(49.4)
Sale of certain NMHG operations	(7.1)	—	—
Current period cash flow hedging activity	(3.7)	8.7	(5.6)
Reclassification of hedging activities into earnings	(8.8)	3.9	2.2
Pension and postretirement plan adjustment	(3.8)	(9.9)	(31.8)
Reclassification of pension and postretirement activities into earnings	5.1	4.1	4.2
Cumulative effect of accounting change	—	—	1.0
	(59.0)	(41.1)	(65.3)
Total Stockholders’ Equity	447.4	396.6	356.7
Noncontrolling Interest
Beginning balance	0.5	0.2	—
Net (income) loss	(0.1)	(0.1)	0.2
Noncontrolling interest share of contributions to joint venture	0.4	0.4	—
Total Noncontrolling Interest	0.8	0.5	0.2
Total Equity	$448.2	$397.1	$356.9
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 1—Principles of Consolidation and Nature of Operations
The Consolidated Financial Statements include the accounts of NACCO Industries, Inc. (the parent company or “NACCO”) and its wholly owned subsidiaries (“NACCO Industries, Inc. and Subsidiaries,” or the “Company”). Intercompany accounts and transactions are eliminated in consolidation. Also included is Shanghai Hyster Forklift Ltd., a 75% owned joint venture of NMHG Holding Co. (“NMHG”) in China. The Company's subsidiaries operate in the following principal industries: lift trucks, small appliances, specialty retail and mining. The Company manages its subsidiaries primarily by industry.
NMHG designs, engineers, manufactures, sells and services a comprehensive line of lift trucks and aftermarket parts marketed globally under the Hyster® and Yale® brand names, primarily to independent Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Mexico, Italy, Brazil, The Netherlands, China, Japan, the Philippines and Vietnam. The sale of service parts represents approximately 17%, 18% and 13% of total NMHG revenues as reported for 2010, 2009 and 2008, respectively. Hamilton Beach Brands, Inc. (“HBB”) is a leading designer, marketer and distributor of small electric household appliances, as well as commercial products for restaurants, bars and hotels. The Kitchen Collection, LLC (“KC”) is a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States. The North American Coal Corporation and its affiliated coal companies (collectively, “NACoal”) mine and market coal primarily as fuel for power generation and provide selected value-added mining services for other natural resources companies.

Seven of NACoal's wholly owned subsidiaries, The Coteau Properties Company (“Coteau”), The Falkirk Mining Company (“Falkirk”), The Sabine Mining Company (“Sabine”) (collectively, the “project mining subsidiaries”), Demery Resources Company, LLC (“Demery”), Caddo Creek Resources Company, LLC (“Caddo Creek”), Camino Real Fuels, LLC (“Camino Real”) and Liberty Fuels Company ("Liberty"), each meet the definition of a variable interest entity. The project mining subsidiaries were developed between 1974 and 1981 and operate lignite coal mines under long-term contracts with various utility customers. The contracts with the project mining subsidiaries’ utility customers allow each mine to sell lignite coal at a price based on actual cost plus an agreed pre-tax profit per ton. These project mining subsidiaries are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed. The obligations of the project mining subsidiaries are without recourse to NACCO and NACoal. Demery, Caddo Creek, Camino Real and Liberty were formed during 2008 and 2009 to develop, construct and operate surface mines under long-term contracts. The contracts with the customers allow for reimbursement of all costs plus a management fee. The taxes resulting from the earnings of these seven entities are solely the responsibility of the Company. Although NACoal owns 100% of the equity and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities or absorb any expected losses without additional support from the customers. The customers have a controlling financial interest and have the power to direct the activities that most significantly affect the economic performance of the entities. As a result, NACoal is not the primary beneficiary and therefore does not consolidate these entities' financial position or results of operations. The unconsolidated mines are accounted for under the equity method. See Note 20 for further discussion.
Investments in Sumitomo-NACCO Materials Handling Company, Ltd. (“SN”), a 50% owned joint venture, and NMHG Financial Services, Inc. (“NFS”), a 20% owned joint venture, are also accounted for by the equity method. SN operates manufacturing facilities in Japan, the Philippines and Vietnam from which NMHG purchases certain components and internal combustion lift trucks. Sumitomo Heavy Industries, Ltd. owns the remaining 50% interest in SN. Each shareholder of SN is entitled to appoint directors representing 50% of the vote of SN's board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between NMHG and Sumitomo Heavy Industries, Ltd. prior to a vote of SN's board of directors. NFS is a joint venture with General Electric Capital Corporation (“GECC”), formed primarily for the purpose of providing financial services to independent Hyster® and Yale® lift truck dealers and National Account customers in the United States. National Account customers are large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. See Note 20 for further discussion.

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
Inventories: Inventories are stated at the lower of cost or market. Cost is determined under the last-in, first-out (“LIFO”) method primarily for manufactured inventories in the United States. The weighted average method is used for coal inventory. KC retail inventories are stated at the lower of cost or market using the retail inventory method. The first-in, first-out (“FIFO”) method is used with respect to all other inventories. Reserves are maintained for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve for impaired value is relieved to ensure that the cost basis of the inventory reflects any write-downs.
Property, Plant and Equipment, Net: Property, plant and equipment are recorded at cost. Depreciation, depletion and amortization are provided in amounts sufficient to amortize the cost of the assets, including assets recorded under capital leases, over their estimated useful lives using the straight-line method. Buildings are depreciated using a 40-year life or, at NACoal, over the life of the mine, which is 30 years. Estimated lives for machinery and equipment range from three to 15 years and for building improvements from five to 40 years. The units-of-production method is used to amortize certain tooling for sourced products and certain coal-related assets based on estimated recoverable tonnages. Capital grants received for the acquisition of equipment are recorded as reductions of the related equipment cost and reduce future depreciation expense. Repairs and maintenance costs are generally expensed when incurred. Asset retirement costs associated with asset retirement obligations are capitalized with the carrying amount of the related long-lived asset and depreciated over the asset's estimated useful life.
Long-Lived Assets: The Company periodically evaluates long-lived assets for impairment when changes in circumstances or the occurrence of certain events indicate the carrying amount of an asset may not be recoverable. Upon identification of indicators of impairment, the Company evaluates the carrying value of the asset by comparing the estimated future undiscounted cash flows generated from the use of the asset and its eventual disposition with the asset's net carrying value. If the carrying value of an asset is considered impaired, an impairment charge is recorded for the amount that the carrying value of the long-lived asset exceeds its fair value. Fair value is estimated as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
Coal Supply Agreement and Other Intangibles, Net: The coal supply agreement represents a long-term supply agreement with NACoal's customer and is recorded based on the fair value at the date of acquisition. This intangible asset is being amortized based on units of production over the life of the agreement, which is 30 years. The Company reviews identified intangible assets for impairment when changes in circumstances or the occurrence of certain events indicate potential impairment.
Restructuring Reserves: Restructuring reserves reflect estimates related to employee-related costs, lease termination costs and other exit costs. Lease termination costs include remaining payments due under existing lease agreements after the cease-use date, less estimated sublease income and any lease termination fees. Other costs include costs to move equipment and costs incurred to close a facility. Actual costs could differ from management estimates, resulting in additional expense or the reversal of previously recorded expenses.
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
Revenue Recognition: Revenues are generally recognized when title transfers and risk of loss passes as customer orders are completed and shipped. For NMHG's National Account customers, revenue is recognized upon customer acceptance. Under its mining contracts, the Company recognizes revenue as the coal or limerock is delivered.
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
The Company also records estimated reductions to revenues for customer programs and incentive offerings, including special pricing agreements, price competition, promotions and other volume-based incentives. At NMHG, lift truck sales revenue is recorded net of estimated discounts. The estimated discount amount is based upon historical trends for each lift truck model. In addition to standard discounts, dealers can also request additional discounts that allow them to offer price concessions to customers. From time to time, NMHG offers special incentives to increase retail share or dealer stock and offers certain customers volume rebates if a specified cumulative level of purchases is obtained. At HBB, net sales represent gross sales less cooperative advertising, other volume-based incentives, estimated returns and allowances for defective products. At KC, retail markdowns are incorporated into KC's retail method of accounting for cost of sales. Additionally, the Company provides for the estimated cost of product warranties at the time revenues are recognized.
Advertising Costs: Advertising costs, except for direct response advertising, are expensed as incurred. Total advertising expense was $16.2 million, $15.6 million and $23.8 million in 2010, 2009 and 2008, respectively. Included in these advertising costs are amounts related to cooperative advertising programs at HBB that are recorded as a reduction of sales in the Consolidated Statements of Operations as related revenues are recognized. Direct response advertising, which consists primarily of costs to produce television commercials for HBB products, is capitalized and amortized over the expected period of future benefits. No assets related to direct response advertising were capitalized at December 31, 2010 or 2009.
Product Development Costs: Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to $56.2 million, $50.4 million and $62.5 million in 2010, 2009 and 2008, respectively.
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
Stock Compensation: The Company maintains long-term incentive programs at all of its subsidiaries. The parent company has stock compensation plans for a limited number of executives that allows the grant of shares of Class A common stock, subject to restrictions, as a means of retaining and rewarding them for long-term performance and to increase ownership in the Company. Shares awarded under the plans are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends at the earliest of (i) five years after the participant's retirement date, (ii) ten years from the award date, or (iii) the participant's death or permanent disability. Pursuant to the plans, the Company issued 58,747 and 35,573 shares related to the years ended December 31, 2010 and 2009, respectively. After the issuance of these shares, there were 323,686 shares of Class A common stock available for issuance under these plans. Compensation expense related to these share awards was $6.5 million ($4.2 million net of tax) and $1.8 million ($1.2 million net of tax) for the years ended December 31, 2010 and 2009, respectively. Compensation expense represents fair value based on the market price of the shares. No shares were issued related to the year ended December 31, 2008.
The Company also has a stock compensation plan for non-employee directors of the Company under which a portion of the non-employee directors’ annual retainer is paid in restricted shares of Class A common stock. For the year ended December 31, 2010, $29,250 of the non-employee directors’ annual retainer of $53,626 was paid in restricted shares of Class A common stock. For the year ended December 31, 2009, $27,000 of the non-employee directors’ annual retainer of $49,500 was paid in restricted shares of Class A common stock. For the year ended December 31, 2008, $30,000 of the non-employee directors’ annual retainer of $55,000 was paid in restricted shares of Class A common stock. Shares awarded under the plan are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends at the earliest of (i) ten years from the award date, (ii) the date of the director's death or permanent disability, (iii) five years (or earlier with the approval of the Board of Directors) after the director's date of retirement from the Board of Directors, or (iv) the date of the participant's retirement from the Board of Directors and the director has reached 70 years of age. Pursuant to this plan, the Company issued 3,039,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

6,066 and 3,618 shares related to the years ended December 31, 2010, 2009 and 2008, respectively. In addition to the mandatory retainer fee received in restricted stock, directors may elect to receive shares of Class A common stock in lieu of cash for up to 100% of the balance of their annual retainer, meeting attendance fees, committee retainer and any committee chairman's fees. These voluntary shares are not subject to any restrictions. Total shares issued under voluntary elections were 944, 1,792 and 1,067 in 2010, 2009 and 2008, respectively. After the issuance of these shares, there were 32,238 shares of Class A common stock available for issuance under this plan. Compensation expense related to these awards was $0.3 million ($0.2 million net of tax) for each of the years ended December 31, 2010, 2009 and 2008. Compensation expense represents fair value based on the market price of the shares at the grant date.
Foreign Currency: Assets and liabilities of foreign operations are translated into U.S. dollars at the fiscal year-end exchange rate. The related translation adjustments are recorded as a separate component of stockholders’ equity, except for NMHG's Mexican operations. The U.S. dollar is considered the functional currency for NMHG's Mexican operations and, therefore, the effect of translating assets and liabilities from the Mexican peso to the U.S. dollar is recorded in results of operations. Revenues and expenses of all foreign operations are translated using average monthly exchange rates prevailing during the year.
During 2010, NMHG sold certain of its operations in Australia and Europe, which resulted in the release of the accumulated foreign currency translation adjustment of $7.1 million.
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
The Company uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies. The Company offsets fair value amounts related to foreign currency exchange contracts executed with the same counterparty. These contracts hedge firm commitments and forecasted transactions relating to cash flows associated with sales and purchases denominated in currencies other than the subsidiaries’ functional currencies. Changes in the fair value of forward foreign currency exchange contracts that are effective as hedges are recorded in accumulated other comprehensive income (loss) (“OCI”). Deferred gains or losses are reclassified from OCI to the Consolidated Statement of Operations in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in cost of sales. The ineffective portion of derivatives that are classified as hedges is immediately recognized in earnings and generally recognized in cost of sales.
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

On December 31, 2010, the Company adopted authoritative guidance issued by the FASB on disclosures about the credit quality of financing receivables and the allowance for credit losses. The guidance requires additional disclosures that facilitate financial statement users' evaluation of: (a) the nature of credit risk inherent in the entity's portfolio of financing receivables; (b) how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (c) the changes and reasons for those changes in the allowance for credit losses. In addition, the guidance amends current requirements to include additional disclosures about financing receivables, including: (a) credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables; (b) the aging of past due financing receivables at the end of the reporting period by class of financing receivables; and (c) the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. The adoption of the guidance did not have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.
Accounting Standards Adopted in 2009:
On January 1, 2009, the Company adopted authoritative guidance issued by the FASB on business combinations. The guidance modifies the accounting for business combinations by requiring that acquired assets and assumed liabilities be recorded at fair value, contingent consideration arrangements be recorded at fair value on the date of the acquisition and preacquisition contingencies will generally be accounted for in purchase accounting at fair value. The guidance also requires that transaction costs be expensed as incurred, acquired research and development be capitalized as an indefinite-lived intangible asset and the requirements for exit and disposal activities be met at the acquisition date in order to accrue for a restructuring plan in purchase accounting. The adoption of the guidance did not have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.
On January 1, 2009, the Company adopted authoritative guidance issued by the FASB that changes the accounting and reporting for noncontrolling interests. The guidance modifies the reporting for noncontrolling interests in the balance sheet and minority interest income or loss in the income statement. The guidance also requires that increases and decreases in the noncontrolling ownership interest amount be accounted for as equity transactions. The adoption of the guidance did not have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.

On June 30, 2009, the Company adopted authoritative guidance issued by the FASB on subsequent events. The guidance provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The guidance provides (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (c) the disclosures that an entity should make about events or transactions that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

occurred after the balance sheet date. The adoption of the guidance did not have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.
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
On September 30, 2009, the Company adopted authoritative guidance issued by the FASB which establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. generally accepted accounting principles. The Company has modified its disclosures to comply with the requirements. The adoption of the guidance did not have a material effect on the Company's financial position, results of operations or cash flows.
On December 31, 2009, the Company adopted authoritative guidance issued by the FASB on disclosures about postretirement benefit plan assets. The guidance modifies existing requirements to include additional disclosures about plan assets of an employer's defined benefit pension or other postretirement plan. The adoption of the guidance did not have a material effect on the Company's financial position, results of operations or cash flows. See Note 16 for additional disclosures required by this guidance.
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
Reclassifications: Certain amounts in the prior periods’ Consolidated Financial Statements have been reclassified to conform to the current period's presentation.

NOTE 3—Restructuring and Related Programs
During 2009, NMHG's management approved a plan to close its facility in Modena, Italy and consolidate its activities into NMHG's facility in Masate, Italy. These actions are being taken to further reduce NMHG's manufacturing capacity to more appropriate levels. As a result, NMHG recognized a charge of approximately $5.6 million during 2009, which is classified in the Consolidated Statement of Operations on the line “Restructuring charges (reversals).” Of this amount, $5.3 million related to severance and $0.3 million related to lease impairment. During 2010, $1.9 million of the accrual was reversed as a result of a reduction in the expected amount to be paid to former employees due to the finalization of an agreement with the Italian government. Payments of $1.4 million and $0.3 million were made for severance and lease termination, respectively, during 2010. Severance payments of $0.3 million were made during 2009. Payments related to this restructuring program are expected to continue through 2012. No further charges related to this plan are expected.
During 2008 and 2009, based on the decline in economic conditions, NMHG's management reduced its number of employees worldwide. As a result, NMHG recognized a charge of approximately $6.3 million in 2008 and $3.4 million in 2009 related to severance, which is classified in the Consolidated Statement of Operations on the line “Restructuring charges (reversals).” In addition, $1.1 million of the accrual was reversed during 2009 as a result of a reduction in the expected amount paid to employees. Severance payments of $1.5 million, $4.4 million and $1.3 million were made during 2010, 2009 and 2008, respectively. Payments are expected to continue through 2011. No further charges related to this plan are expected.
During 2009, NMHG's management approved a plan for a reduction in the number of employees in Asia-Pacific due to the sale of certain assets of NMHG's fleet services business and wholly owned Hyster® retail dealerships in Australia. As a result, NMHG recognized a charge of approximately $2.7 million during 2009, which is classified in the Consolidated Statement of Operations on the line “Restructuring charges (reversals).” Of this amount, $2.1 million related to severance, $0.5 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

related to lease termination costs and $0.1 million related to other costs of the restructuring. In addition, $0.8 million of the severance accrual was reversed during 2009 as a result of a reduction in the expected number of employees receiving severance payments. Payments of $0.1 million, $0.4 million and $0.1 million were made for severance, lease termination and other costs, respectively, during 2010. Payments of $1.4 million were made for severance during 2009. No further charges or payments related to this plan are expected.
During 2007, NMHG's Board of Directors approved a plan to phase out production at its facility in Irvine, Scotland by early 2009, change the product mix at its Craigavon, Northern Ireland facility and increase production at its Berea, Kentucky and Sulligent, Alabama plants in the United States and at its Ramos Arizpe facility in Mexico. As a result, NMHG recognized a charge of approximately $5.5 million in 2007. Of this amount, $5.2 million related to severance and $0.3 million related to other costs of the restructuring. During 2008, NMHG recognized an additional charge of $3.2 million, which is classified in the Consolidated Statement of Operations on the line “Restructuring charges (reversals).” Of this amount, $2.2 million related to severance and $1.0 million related to other costs of the restructuring. In addition, $0.4 million of the amount previously accrued for severance was reversed in 2008, as a result of a reduction in the estimate of employees eligible to receive severance payments. During 2009, $0.5 million of the amount previously accrued for severance was reversed as a result of lower than estimated severance benefits paid to fewer than estimated employees. Payments of $4.5 million were made for severance during 2009. No further charges or payments related to this plan are expected.
Following is the detail of the cash charges related to the NMHG programs:

	Total charges expected to be incurred	Charges incurred prior to 2008	Charges incurred in 2008	Charges incurred in 2009	Reversals incurred in 2010
NMHG Americas
Severance	$3.3	$—	$2.8	$0.5	$—
Other	1.3	0.3	1.0	—	—
	4.6	0.3	3.8	0.5	—
NMHG Europe
Severance	14.1	5.2	4.6	6.2	(1.9)
Lease impairment	0.3	—	—	0.3	—
	14.4	5.2	4.6	6.5	(1.9)
NMHG Other
Severance	2.4	—	0.7	1.7	—
Lease impairment	0.5	—	—	0.5	—
Other	0.1	—	—	0.1	—
	3.0	—	0.7	2.3	—
Total charges (reversals)	$22.0	$5.5	$9.1	$9.3	$(1.9)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	Severance	Lease Impairment	Other	Total
Balance at January 1, 2009	$10.0	$—	$—	$10.0
Provision	10.8	0.8	0.1	11.7
Reversal	(2.4)	—	—	(2.4)
Payments	(10.6)	—	—	(10.6)
Foreign currency effect	0.1	—	—	0.1
Balance at December 31, 2009	7.9	0.8	0.1	8.8
Reversal	(1.9)	—	—	(1.9)
Payments	(3.0)	(0.7)	(0.1)	(3.8)
Foreign currency effect	(0.6)	(0.1)	—	(0.7)
Balance at December 31, 2010	$2.4	$—	$—	$2.4

NOTE 4—Dispositions
On December 29, 2009, NACoal completed the sale of certain assets of the Red River Mining Company (“Red River”). The financial position, results of operations and cash flows of Red River are reflected as discontinued operations in the accompanying Consolidated Financial Statements. Discontinued operations include revenue of Red River of $17.8 million and $15.2 million for 2009 and 2008, respectively. In addition, discontinued operations include income before taxes of Red River of $0.3 million and $2.2 million for 2009 and 2008, respectively. As a result of the sale, the Company recognized a gain of $35.8 million ($22.3 million after taxes of $13.5 million) in 2009 which is included in the Consolidated Statement of Operations on the line “Discontinued operations.” In addition, the Company received $41.4 million of cash proceeds related to the sale.

NOTE 5—Other Transactions
NACoal: During 2010, NACoal received and recorded $7.6 million, which is included on the line “Revenues” in the Consolidated Statement of Operations, related to the reimbursement from Mississippi Power Company for previously recognized costs for pre-development activities. NACoal also received $3.5 million related to Mississippi Power Company's purchase of capitalized assets for activities related to obtaining a mining permit, which approximated NACoal's book value.

In addition, NACoal expects to sell an additional $22.8 million of assets, primarily a dragline, to Mississippi Power Company upon the resolution of certain contingencies. The sale of these assets is expected to occur in 2011. As a result, these assets have been classified as held-for-sale in the Consolidated Balance Sheets at December 31, 2010 and 2009.

During 2010, NACoal sold the majority of the assets of its investment in Great American Energy for cash proceeds of $11.2 million, which is included on the line "Proceeds from the sale of assets" in the Consolidated Statement of Cash Flows.

NACoal's contract at San Miguel Lignite Mine (“San Miguel”) expired at the end of 2010. During the second quarter of 2010, NACoal responded to San Miguel Electric's “Request for Proposal” to operate the mine beyond 2010 but was not selected. NACoal did not incur significant costs or recognize any impairment of assets as a result of the transition of the operations related to this contract during the last six months of 2010.
During 2009, NACoal received bonus payments of $7.1 million for the lease of certain oil and gas mineral rights to a third party, which is included on the line “(Gain) loss on sale of assets” in the Consolidated Statement of Operations.
NACCO and Other: In 2006, the Company initiated litigation in the Delaware Chancery Court against Applica Incorporated ("Applica") and individuals and entities affiliated with Applica's shareholder, Harbinger Capital Partners Master Fund, Ltd. The litigation alleged a number of contract and tort claims against the defendants related to the failed transaction with Applica, which had been previously announced. On February 14, 2011, the parties to this litigation entered into a settlement agreement. The settlement agreement provides for, among other things, the payment of $60 million to the Company and dismissal of the lawsuit with prejudice. The payment was received in February 2011.
Litigation costs related to the failed transaction with Applica were $18.8 million, $1.1 million and $0.8 million in 2010, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

and 2008, respectively, which have been recorded in “Other income (expense)” in the Consolidated Statement of Operations.

NOTE 6—Inventories
Inventories are summarized as follows:

	December 31
	2010	2009
Manufactured inventories:
Finished goods and service parts - NMHG	$152.6	$125.9
Raw materials and work in process - NMHG	171.8	116.1
Total manufactured inventories	324.4	242.0
Sourced inventories - HBB	84.7	67.0
Retail inventories - KC	59.3	57.0
Total inventories at FIFO	468.4	366.0
Coal - NACoal	10.9	5.0
Mining supplies - NACoal	11.4	11.2
Total inventories at weighted average	22.3	16.2
NMHG LIFO reserve	(43.3)	(45.5)
	$447.4	$336.7
The cost of certain manufactured inventories at NMHG, including service parts, has been determined using the LIFO method. At December 31, 2010 and 2009, 33% and 35%, respectively, of total inventories were determined using the LIFO method. During 2010 and 2009, reductions in LIFO inventories at NMHG resulted in liquidations of LIFO inventory layers carried at lower costs compared with current year purchases. The income statement effect of such liquidations on “Cost of sales” was $1.4 million and $14.6 million during 2010 and 2009, respectively.

NOTE 7—Property, Plant and Equipment, Net
Property, plant and equipment, net includes the following:

	December 31
	2010	2009
Coal lands and real estate:
NMHG	$17.1	$17.2
HBB	0.2	0.2
NACoal	35.0	33.3
	52.3	50.7
Plant and equipment:
NMHG	495.9	515.2
HBB	45.0	45.3
KC	27.3	25.8
NACoal	95.6	98.3
NACCO and Other	6.5	11.4
	670.3	696.0
Property, plant and equipment, at cost	722.6	746.7
Less allowances for depreciation, depletion and amortization	452.2	443.5
	$270.4	$303.2
Total depreciation, depletion and amortization expense on property, plant and equipment was $48.7 million, $50.7 million and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

$55.9 million during 2010, 2009, and 2008, respectively.
Proven and probable coal reserves, excluding the unconsolidated mines, approximated 1.1 billion tons (unaudited) at December 31, 2010 and 2009, respectively. These tons are reported on an as received by the customer basis and are the equivalent of “demonstrated reserves” under the coal resource classification system of the U.S. Geological Survey. Generally, these reserves would be commercially mineable at year-end prices and cost levels, using current technology and mining practices.

NOTE 8—Goodwill and Intangible Assets
During the fourth quarter of 2008, the Company's stock price and operating results significantly declined when compared with previous periods and the Company's market value of equity was below the book value of tangible assets and the book value of equity. The decline in stock price, among other items, were indicators of impairment and therefore, the Company performed an impairment test as of December 31, 2008. The Company reduced its forecasted future cash flows based on the current deterioration and future uncertainty of global economic conditions for this test. The changes were based on significantly reduced 2008 operating results and a high level of uncertainty regarding the timing of the recovery of the economy. In addition to the impairment testing requirements, the Company was required to perform a reconciliation of its market value of equity to the implied aggregated value of equity of its reporting units. This reconciliation required a cost of capital assumption well above normal market levels and, therefore, the second step of goodwill analysis was required. The Company's analysis indicated that the current value of goodwill at each of its reporting units was impaired as of December 31, 2008. Accordingly, the Company recognized an impairment charge of $434.4 million for goodwill in the fourth quarter of 2008. In addition, the Company performed an impairment analysis of its tangible and other intangible assets that also indicated certain intangible assets were impaired as of December 31, 2008. Accordingly, the Company recorded an impairment charge of $1.3 million for other intangible assets at NMHG and KC during the fourth quarter of 2008. Based on the Company's analysis, all remaining long-lived assets with finite lives were not impaired as of December 31, 2008.
Intangible assets other than goodwill, which are subject to amortization, consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance at December 31, 2010
Coal supply agreement	$84.2	$(24.2)	$60.0
Other intangibles	—	—	—
	$84.2	$(24.2)	$60.0
Balance at December 31, 2009
Coal supply agreement	$84.2	$(21.5)	$62.7
Other intangibles	1.0	(0.2)	0.8
	$85.2	$(21.7)	$63.5
During 2010, NACoal finalized an agreement with Mississippi Power Company to provide lignite coal from its new Liberty Mine to the new Ratcliffe power plant currently being built in Mississippi. Upon the execution of this agreement, the Company determined that its intangible asset at the Mississippi Lignite Mining Company was impaired. Accordingly, the Company recorded an impairment charge of $0.7 million for other intangible assets at NACoal during 2010.
Amortization expense for intangible assets was $3.5 million, $2.9 million and $2.8 million in 2010, 2009 and 2008, respectively. Amortization expense for 2010 includes an impairment charge of $0.7 million for other intangible assets at NACoal.
Expected annual amortization expense of other intangible assets for the next five years is as follows: $2.9 million in 2011, $2.7 million in 2012, $2.9 million in 2013, $2.9 million in 2014 and $2.8 million in 2015. The amortization period for the coal supply agreement is 30 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 9—Asset Retirement Obligations
NACoal's asset retirement obligations are principally for costs to dismantle certain mining equipment as well as for costs to close its surface mines and reclaim the land it has disturbed as a result of its normal mining activities. The Company determined the amounts of these obligations based on estimates adjusted for inflation, projected to the estimated closure dates, and then discounted using a credit-adjusted risk-free interest rate. The accretion of the liability is being recognized over the estimated life of each individual asset retirement obligation and is recorded in the line “Cost of sales” in the accompanying Consolidated Statements of Operations. The associated asset is recorded in “Property, Plant and Equipment, net” in the accompanying Consolidated Balance Sheets.
Bellaire Corporation (“Bellaire”) is a non-operating subsidiary of the Company with legacy liabilities relating to closed mining operations, primarily former Eastern U.S. underground coal mining operations. These legacy liabilities include obligations for water treatment and other environmental remediation that arose as part of the normal course of closing these underground mining operations. The Company determined the amounts of these obligations based on estimates adjusted for inflation and then discounted using a credit-adjusted risk-free interest rate. The accretion of the liability is recognized over the estimated life of the asset retirement obligation and is recorded in the line “Other” in the accompanying Consolidated Statements of Operations. Since Bellaire's properties are no longer active operations, no associated asset has been capitalized.

In connection with Bellaire's normal permit renewal with the Pennsylvania Department of Environmental Protection ("DEP"), it was notified during 2004 that in order to obtain renewal of the permit it would be required to establish a mine water treatment trust (the "Trust"). On October 1, 2010, Bellaire executed a Post-Mining Treatment Trust Consent Order and Agreement (“Consent”) with the DEP which established the Trust to provide a financial assurance mechanism in order to assure the long-term treatment of post-mining discharges.

Bellaire has agreed to initially fund the Trust with approximately $5.0 million. Bellaire funded $2.5 million during 2010 upon execution of the Consent and the remaining amount will be funded in 2011.
A reconciliation of the beginning and ending aggregate carrying amount of the asset retirement obligations are as follows:

	NACoal	Bellaire	NACCO Consolidated
Balance at January 1, 2009	$4.3	$13.4	$17.7
Liabilities settled during the period	—	(0.7)	(0.7)
Accretion expense	0.4	0.8	1.2
Revision of estimated cash flows	(0.5)	(0.2)	(0.7)
Balance at December 31, 2009	4.2	13.3	17.5
Liabilities incurred during the period	0.7	—	0.7
Liabilities settled during the period	—	(0.8)	(0.8)
Accretion expense	0.4	0.9	1.3
Revision of estimated cash flows	(0.2)	0.5	0.3
Balance at December 31, 2010	$5.1	$13.9	$19.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 10—Current and Long-Term Financing
Financing arrangements are obtained and maintained at the subsidiary level. NACCO has not guaranteed any borrowings of its subsidiaries.
The following table summarizes the Company's available and outstanding borrowings:

	December 31
	2010	2009
Total outstanding borrowings:
Revolving credit agreements:
NMHG	$4.2	$2.5
NACoal	9.5	7.0
	13.7	9.5
Capital lease obligations and other term loans:
NMHG	230.3	243.9
HBB	115.1	116.3
NACoal	6.7	14.1
	352.1	374.3
Private Placement Notes — NACoal	25.7	25.7
Total debt outstanding	$391.5	$409.5
Current portion of borrowings outstanding:
NMHG	$19.0	$17.2
HBB	1.3	1.3
NACoal	15.9	13.4
	$36.2	$31.9
Long-term portion of borrowings outstanding:
NMHG	$215.5	$229.2
HBB	113.8	115.0
NACoal	26.0	33.4
	$355.3	$377.6
Total available borrowings, net of limitations, under revolving credit agreements:
NMHG	$120.2	$102.3
HBB	95.2	75.6
KC	22.5	20.0
NACoal	94.4	100.0
	$332.3	$297.9
Unused revolving credit agreements:
NMHG	$116.0	$99.8
HBB	95.2	75.6
KC	22.5	20.0
NACoal	84.9	93.0
	$318.6	$288.4
Weighted average stated interest rate on total borrowings:
NMHG	2.4%	2.6%
HBB	2.3%	2.3%
NACoal	5.0%	5.1%
Weighted average effective interest rate on total borrowings (including interest rate swap agreements):
NMHG	6.0%	5.9%
HBB	4.8%	5.5%
NACoal	5.0%	5.1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Annual maturities of total debt, excluding capital leases, are as follows:

2011	$36.2
2012	168.6
2013	172.7
2014	7.0
2015	—
Thereafter	6.7
$391.2
Interest paid on total debt was $26.0 million, $31.1 million and $41.9 million during 2010, 2009 and 2008, respectively. Interest capitalized was $0.2 million, $0.3 million and $0.1 million in 2010, 2009 and 2008, respectively.
NMHG: NMHG's primary financing is provided by a $150.0 million secured floating-rate revolving credit facility (the “NMHG Facility”) and a term loan facility (the “NMHG Term Loan”). The obligations under the NMHG Facility are secured by a first lien on the cash and cash equivalents, accounts receivable and inventory of NMHG. The approximate book value of NMHG's assets held as collateral under the NMHG Facility was $540 million as of December 31, 2010.

The maximum availability under the NMHG Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the NMHG Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the NMHG Facility. A portion of the availability can be denominated in British pounds or euros. Borrowings bear interest at a floating rate which can be a base rate or LIBOR (London Interbank Offered Rate) plus a margin. The applicable margins, effective December 31, 2010, for domestic base rate loans and LIBOR loans were 2.25% and 3.25%, respectively. The applicable margin, effective December 31, 2010, for foreign overdraft loans was 3.50%. The NMHG Facility also requires the payment of a fee of 0.75% per annum on the unused commitment.

At December 31, 2010, the excess availability under the NMHG Facility was $104.5 million, which reflects underlying collateral availability of $150.0 million reduced by a $10.0 million excess availability requirement, $17.7 million for a foreign credit facility commitment in Australia, $9.0 million in Europe for a reserve for preferential claims and $8.8 million for letters of credit. If commitments or availability under these facilities are increased, availability under the NMHG Facility will be reduced.

There were no borrowings outstanding under the NMHG Facility at December 31, 2010. The domestic and foreign floating rates of interest applicable to the NMHG Facility on December 31, 2010 were 5.50% and a range of 3.50% to 4.50%, respectively, including the applicable floating rate margin. The NMHG Facility expires in June 2014.

The NMHG Facility includes restrictive covenants, which, among other things, limit the payment of dividends to NACCO. Subject to achieving availability thresholds, dividends to NACCO are limited to the larger of $5.0 million or 50% of the preceding year's net income for NMHG. The NMHG Facility also requires NMHG to maintain a minimum excess availability during the term of the agreement and achieve a maximum leverage ratio and a minimum fixed charge coverage ratio, in certain circumstances, as defined in the NMHG Facility. At December 31, 2010, NMHG was in compliance with the covenants in the NMHG Facility.

During 2006, NACCO Materials Handling Group, Inc. (“NMHG Inc.”), a wholly owned subsidiary of NMHG, entered into the NMHG Term Loan that provided for term loans up to an aggregate principal amount of $225.0 million, which mature in 2013. The term loans require quarterly payments in an amount equal to 1% of the original principal per year for the first six years, with the remaining balance to be paid in four equal installments in the seventh year. At December 31, 2010, there was $214.9 million outstanding under the NMHG Term Loan.

Borrowings under the NMHG Term Loan are guaranteed by NMHG and substantially all of NMHG's domestic subsidiaries. The obligations of the guarantors under the NMHG Term Loan are secured by a first lien on all of the domestic machinery, equipment and real property owned by NMHG Inc. and each guarantor and a second lien on all of the collateral securing the obligations of NMHG under the NMHG Facility. The approximate book value of NMHG's assets held as collateral under the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NMHG Term Loan was $640 million as of December 31, 2010, which includes the book value of the assets securing the NMHG Facility.

Outstanding borrowings under the NMHG Term Loan bear interest at a variable rate that, at NMHG Inc.'s option, will be either LIBOR or a floating rate, as defined in the NMHG Term Loan, plus an applicable margin. The applicable margin is subject to adjustment based on a leverage ratio. The weighted average interest rate on the amount outstanding under the NMHG Term Loan at December 31, 2010 was 2.09%.

In addition to the amount outstanding under the NMHG Term Loan, NMHG had borrowings of approximately $19.5 million at December 31, 2010 under various foreign working capital facilities.

The NMHG Term Loan includes restrictive covenants, which, among other things, limit the payment of dividends to NACCO. Subject to achieving availability thresholds, dividends to NACCO are limited to the larger of $5.0 million or 50% of the preceding year's net income for NMHG. The NMHG Term Loan also requires NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum leverage ratio and minimum fixed charge coverage ratio tests. At December 31, 2010, NMHG was in compliance with the covenants in the NMHG Term Loan.

NMHG incurred fees and expenses of $3.1 million during 2010 related to the amended and restated NMHG Facility. These fees were deferred and are being amortized as interest expense over the term of the NMHG Facility. No similar fees were incurred in 2009 or 2008.
HBB: HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires July 2012. The obligations under the HBB Facility are secured by a first lien on the accounts receivable and inventory of HBB and a second lien on all of the other assets of HBB. The approximate book value of HBB's assets held as collateral for the first and second lien under the HBB Facility was $250 million as of December 31, 2010.

The HBB Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable, as defined in the HBB Facility. Adjustments to reserves, including derivative reserves, will change the eligible borrowing base. A portion of the availability is denominated in Canadian dollars to provide funding to HBB's Canadian subsidiary. Borrowings bear interest at a floating rate, which can be either a base rate, LIBOR or bankers' acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective December 31, 2010, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.00%, respectively. The applicable margins, effective December 31, 2010, for base rate and bankers' acceptance loans denominated in Canadian dollars were 0.50% and 1.00%, respectively. The HBB Facility also requires a fee of 0.20% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on average excess availability.

At December 31, 2010, the borrowing base under the HBB Facility was $95.2 million. There were no borrowings outstanding under the HBB Facility at December 31, 2010. The floating rate of interest applicable to the HBB Facility at December 31, 2010 was 1.30% including the floating rate margin.

The HBB Facility includes restrictive covenants that, among other things, set limitations on additional indebtedness (other than indebtedness under the HBB Facility and HBB Term Loan (defined below)), investments, asset sales and the payment of dividends to NACCO. Subject to achieving availability thresholds, annual dividends to NACCO are limited to $5.0 million plus 50% of HBB's net income since the effective date of the amendment to the HBB Facility in 2007. The HBB Facility also requires HBB to meet minimum fixed charge ratio tests in certain circumstances. At December 31, 2010, HBB was in compliance with the covenants in the HBB Facility.

During 2007, HBB entered into a term loan agreement (the “HBB Term Loan”) that provided for term loans up to an aggregate principal amount of $125.0 million. Borrowings outstanding under the HBB Term Loan were $114.9 million at December 31, 2010. The term loans require quarterly principal payments in an amount equal to 1% of the original principal amount per year for the term of the loan, with the remaining balance to be paid at maturity in May 2013. Prior to maturity, the term loans are subject to mandatory prepayments from the proceeds of the issuance of certain indebtedness, certain asset sales and 50% of excess cash flow, as defined in the HBB Term Loan. The obligations of HBB under the HBB Term Loan are secured by a second lien on accounts receivable and inventory and a first lien on all of the other assets of HBB. The approximate book value of HBB's assets held as collateral for the first and second lien under the HBB Term Loan was $250 million as of December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The term loans bear interest at a floating rate that, at HBB's option, can be either a base rate or LIBOR, as defined in the HBB Term Loan, plus an applicable margin. The applicable margins, effective December 31, 2010, for base rate loans and LIBOR loans were 1.00% and 2.00%, respectively. The applicable margins are subject to quarterly adjustment based on a leverage ratio. The weighted average interest rate on the amount outstanding under the HBB Term Loan was 2.32% at December 31, 2010.

The HBB Term Loan contains restrictive covenants substantially similar to those in the HBB Facility that, among other things, limit the amount of dividends HBB may declare and pay and the incurrence of indebtedness (other than indebtedness under the HBB Facility). Dividends to NACCO are limited to $5.0 million plus 50% of HBB's net income since the closing date of the HBB Term Loan in 2007. The HBB Term Loan also requires HBB to meet certain financial tests, including, but not limited to, maximum total leverage ratio and minimum fixed charge coverage ratio tests. At December 31, 2010, HBB was in compliance with the covenants in the HBB Term Loan.
KC: KC has a $25.0 million secured revolving line of credit that expires in April 2013 (the “KC Facility”). The KC Facility can be extended at KC's option for an additional year, subject to the lender's consent, and will automatically increase to $30.0 million before April 29, 2011. The obligations under the KC Facility are secured by substantially all assets of KC. The approximate book value of KC's assets held as collateral under the KC Facility was $85 million as of December 31, 2010.

The availability is derived from a borrowing base formula using KC's eligible inventory and eligible credit card accounts receivable, as defined in the KC Facility. At December 31, 2010, the borrowing base was $22.5 million. There were no borrowings outstanding under the KC Facility at December 31, 2010.

Borrowings bear interest at a floating rate, which can be either a base rate or LIBOR, as defined in the KC Facility, plus an applicable margin. The applicable margins, effective December 31, 2010, for base rate and LIBOR loans were 1.75% and 2.75%, respectively. The floating rate of interest applicable to the KC Facility was 5.00% at December 31, 2010, including the floating rate margin. The KC Facility also requires a fee of 0.50% per annum on the unused commitment.

The KC Facility allows for the payment of dividends to NACCO, subject to certain restrictions based on availability and meeting a fixed charge coverage ratio as described in the KC Facility.

KC incurred fees and expenses of $0.4 million and $0.1 million during 2010 and 2008, respectively, related to the amended and restated KC Facility. These fees were deferred and are being amortized as interest expense over the term of the KC Facility. No similar fees were incurred in 2009.
NACoal: NACoal has an unsecured revolving line of credit of up to $100.0 million (the “NACoal Facility”) that expires in October 2012. Borrowings outstanding under the NACoal Facility were $9.5 million at December 31, 2010. Therefore, at December 31, 2010, the excess availability under the NACoal Facility was $84.9 million, which reflects a reduction for outstanding letters of credit of $5.6 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at either a base rate plus a margin of 1.75% or LIBOR plus a margin of 2.75%. The NACoal Facility also has a commitment fee of 0.50% per year on the unused commitment. The floating rate of interest applicable to the NACoal Facility at December 31, 2010 was 5.00% including the floating rate margin.

The NACoal Facility also contains restrictive covenants that require, among other things, NACoal to maintain certain debt to EBITDA and interest coverage ratios and provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on the debt to EBITDA ratio and achieving availability thresholds. At December 31, 2010, NACoal was in compliance with these covenants.

During 2004 and 2005, NACoal issued unsecured notes totaling $45.0 million in a private placement (the “NACoal Notes”), which require annual principal payments of approximately $6.4 million that began in October 2008 and will mature on October 4, 2014. These unsecured notes bear interest at a weighted-average fixed rate of 6.08%, payable semi-annually on April 4 and October 4. The NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. NACoal had $25.7 million of the private placement notes outstanding at December 31, 2010. The NACoal Notes contain certain covenants and restrictions that require,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios, and limit dividends to NACCO based upon NACoal's leverage ratio. At December 31, 2010, NACoal was in compliance with the covenants in the NACoal Notes.

NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At December 31, 2010, the balance of the note was $6.7 million and the interest rate was 0.41%.
NACoal incurred fees and expenses of approximately $1.1 million in 2009 related to the NACoal Facility. These fees were deferred and are being amortized as interest expense in the Consolidated Statements of Operations over the term of the NACoal Facility. No similar fees were incurred in 2010 or 2008.

NOTE 11—Financial Instruments and Derivative Financial Instruments
Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account subsidiary credit risk, which is Level 2 as defined in the fair value hierarchy. At December 31, 2010, the fair value of revolving credit agreements and long-term debt, excluding capital leases, was $384.6 million compared with the book value of $391.2 million. At December 31, 2009, the fair value of revolving credit agreements and long-term debt, excluding capital leases, was $341.5 million compared with the book value of $403.5 million.
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable and derivatives. The large number of customers comprising the Company's customer base and their dispersion across many different industries and geographies mitigates concentration of credit risk on accounts receivable. However, HBB maintains significant accounts receivable balances with several large retail customers. At December 31, 2010 and 2009, receivables from HBB's five largest customers represented 13.6% and 17.4%, respectively, of the Company's net accounts receivable. In addition, under its mining contracts, NACoal recognizes revenue and a related receivable as coal or limerock is delivered or predevelopment services are provided. These mining contracts provide for monthly settlements. NACoal's significant credit concentration is uncollateralized; however, historically minimal credit losses have been incurred. To further reduce credit risk associated with accounts receivable, the Company performs periodic credit evaluations of its customers, but does not generally require advance payments or collateral. The Company enters into derivative contracts with high-quality financial institutions and limits the amount of credit exposure to any one institution.
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
Foreign Currency Derivatives: NMHG and HBB held forward foreign currency exchange contracts with total notional amounts of $338.1 million and $16.5 million, respectively, at December 31, 2010, primarily denominated in euros, British pounds, Japanese yen, Australian dollars, Brazilian Real, Canadian dollars, Swedish kroner and Mexican pesos. NMHG and HBB held forward foreign currency exchange contracts with total notional amounts of $173.0 million and $10.0 million, respectively, at December 31, 2009, primarily denominated in British pounds, euros, Japanese yen, Australian dollars, Canadian dollars, Swedish kroner and Mexican pesos. The fair value of these contracts approximated a net liability of $2.4 million and $0.1 million at December 31, 2010 and 2009, respectively.
Forward foreign currency exchange contracts that qualify for hedge accounting are used to hedge transactions expected to occur within the next twelve months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at December 31, 2010, $0.2 million of the amount included in OCI is expected to be reclassified as income into the Consolidated Statement of Operations over the next twelve months, as the transactions occur.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

During the years ended December 31, 2009 and 2008, the Company settled $11.5 million and $18.7 million, respectively, of its foreign currency exchange contracts ahead of their maturities which were classified in the Consolidated Statements of Cash Flows on the line “Other Liabilities.” During 2010, 2009 and 2008, $14.0 million, $15.1 million and $1.1 million, respectively, was recognized as a gain in the Consolidated Statements of Operations on the line “Cost of sales" as the transactions occurred.
Interest Rate Derivatives: The following table summarizes the notional amounts, related rates and remaining terms of interest rate swap agreements active at December 31:

	Notional Amount		Average Fixed Rate		Remaining Term at
	2010	2009	2010	2009	December 31, 2010
NMHG	$206.5	$206.5	4.5%	4.3%	Various, extending to May 2012
HBB	$65.0	$84.0	4.6%	4.7%	Various, extending to May 2012
NACoal	$—	$15.0	—%	5.7%	No active agreements
In addition to the interest rate swap agreements reflected in the table, at December 31, 2010, NMHG holds certain contracts that begin on various dates starting in May 2011 and extend to various dates through February 2013. These contracts increase the notional amount to $311.0 million at December 31, 2010, but the amount outstanding at any one time will not exceed the balance of the NMHG Term Loan. In addition to the interest rate swap agreements reflected in the table, at December 31, 2010, HBB holds certain contracts that begin on various dates starting in June 2011 and extend to various dates through June 2013. These contracts increase the notional amount to $115.0 million at December 31, 2010, but the amount outstanding at any one time will not exceed the balance of the HBB Term Loan. The fair value of all interest rate swap agreements was a net liability of $16.3 million and $20.8 million at December 31, 2010 and 2009, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at December 31, 2010, $7.4 million of the amount included in OCI is expected to be reclassified as expense into the Consolidated Statement of Operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements.
NMHG: NMHG has interest rate swap agreements that hedge interest payments on the NMHG Term Loan. The interest rate swap agreements held by NMHG on December 31, 2010 are expected to continue to be effective as hedges.
HBB: HBB has interest rate swaps that hedge interest payments on the HBB Term Loan. The interest rate swap agreements held by HBB on December 31, 2010 are expected to continue to be effective as hedges.
NACoal: During 2008, the Company discontinued hedge accounting for NACoal's interest rate swap agreements and subsequently recognized $0.2 million and $0.6 million of a gain during 2010 and 2009, respectively, and $0.8 million of a loss during 2008 on interest rate swap agreements in the Consolidated Statement of Operations on the line “Other”.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following table summarizes the fair value of derivative instruments at December 31 as recorded in the Consolidated Balance Sheets:

	Asset Derivatives			Liability Derivatives
	Balance sheet location	2010	2009	Balance sheet location	2010	2009
Derivatives designated as hedging instruments
Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$4.7	$4.8
Long-term	Other long-term liabilities	—	—	Other long-term liabilities	11.6	15.8
Foreign currency exchange contracts
Current	Prepaid expenses and other	1.3	1.9	Prepaid expenses and other	1.2	0.2
	Other current liabilities	1.7	0.6	Other current liabilities	1.7	2.2
Total derivatives designated as hedging instruments		$3.0	$2.5		$19.2	$23.0
Derivatives not designated as hedging instruments
Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$—	$0.2
Long-term	Other non-current assets	—	—	Other long-term liabilities	—	—
Foreign currency exchange contracts
Current	Prepaid expenses and other	0.5	—	Prepaid expenses and other	0.3	0.3
	Other current liabilities	0.6	0.2	Other current liabilities	3.3	0.1
Total derivatives not designated as hedging instruments		$1.1	$0.2		$3.6	$0.6
Total derivatives		$4.1	$2.7		$22.8	$23.6
The following table summarizes the impact of derivative instruments for each year ended December 31 as recorded in the Consolidated Statements of Operations:

								Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
									Amount of Gain or (Loss) Recognized in Income on Derivative Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)
	2010	2009	2008		2010	2009	2008		2010	2009	2008
Interest rate swap agreements	$(7.6)	$(5.5)	$(17.0)	Interest expense	$(12.0)	$(10.5)	$(5.3)	N/A	$—	$—	$—

Foreign currency exchange contracts	0.6	10.5	8.6	Cost of sales	16.5	5.0	(2.4)	N/A	—	—	—
Total	$(7.0)	$5.0	$(8.4)		$4.5	$(5.5)	$(7.7)		$—	$—	$—

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments		2010	2009	2008
Interest rate swap agreements	Other	$0.2	$0.6	$(0.8)
Foreign currency exchange contracts	Cost of sales or Other	(3.7)	(10.4)	9.0
Total		$(3.5)	$(9.8)	$8.2

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
Future minimum capital and operating lease payments at December 31, 2010 are:

	Capital Leases	Operating Leases
2011	$—	$40.5
2012	0.2	31.6
2013	—	24.7
2014	0.1	19.0
2015	—	28.4
Subsequent to 2015	0.2	37.2
Total minimum lease payments	0.5	$181.4
Amounts representing interest	0.2
Present value of net minimum lease payments	0.3
Current maturities	—
Long-term capital lease obligation	$0.3
Rental expense for all operating leases was $62.1 million, $93.0 million and $98.4 million for 2010, 2009 and 2008, respectively. The Company also recognized $8.4 million, $40.7 million and $63.5 million for 2010, 2009 and 2008, respectively, in rental income on subleases of equipment under operating leases in which it was the lessee. These subleases were primarily related to lift trucks in which NMHG records revenues over the term of the lease in accordance with the rental agreements with its customers. The sublease rental income for these lift trucks is included in “Revenues” and the related rent expense is included in “Cost of sales” in the Consolidated Statements of Operations for each period. Aggregate future minimum rentals to be received under noncancellable subleases of lift trucks as of December 31, 2010 are $10.6 million.
Assets recorded under capital leases are included in property, plant and equipment and consist of the following:

	December 31
	2010	2009
Plant and equipment	$10.1	$14.7
Less accumulated amortization	4.1	7.3
	$6.0	$7.4
Amortization of plant and equipment under capital leases is included in depreciation expense in each of the years ended December 31, 2010, 2009 and 2008.
Capital lease obligations of $0.5 million, $1.2 million and $5.8 million were incurred in connection with lease agreements to acquire plant and equipment during 2010, 2009 and 2008, respectively. Included in the 2008 obligation is NACCO's airplane that was accounted for as a capital lease in 2008 and an operating lease in prior years.

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

Under various financing arrangements for certain customers, including independently owned retail dealerships, NMHG provides guarantees of the residual values of lift trucks or recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which NMHG is providing a guarantee generally range from one to five years. Total guarantees and amounts subject to standby recourse or repurchase obligations at December 31, 2010 and December 31, 2009 were $193.3 million and $140.2 million, respectively. The increase from December 31, 2009 is primarily related to the guarantees entered into in conjunction with the sale of certain Australian operations during 2010. As of December 31, 2010, losses anticipated under the terms of the guarantees, standby recourse or repurchase obligations were $4.6 million and reserves have been provided for such losses based on historical experience in the accompanying consolidated financial statements. NMHG generally retains a security interest in the related assets financed such that, in the event NMHG would become obligated under the terms of the guarantees, standby recourse or repurchase obligations, NMHG would take title to the assets financed. The fair value of collateral held at December 31, 2010 was approximately $216.4 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided guarantees, standby recourse or repurchase obligations. As of December 31, 2010, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, NMHG has an agreement with GECC to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $36.4 million of guarantees for these certain eligible dealers are limited to 7.5% of their original loan balance, or $12.0 million as of December 31, 2010. The $36.4 million is included in the $193.3 million of total amounts subject to guarantees, standby recourse or repurchase obligations at December 31, 2010.

NMHG provides a standard warranty on its lift trucks, generally for six to twelve months or 1,000 to 2,000 hours. For certain components in some series of lift trucks, NMHG provides a standard warranty of two to three years or 4,000 to 6,000 hours. HBB provides a standard warranty to consumers for all of its products. The specific terms and conditions of those warranties vary depending upon the product brand. In general, if a product is returned under warranty, a refund is provided to the consumer by HBB's customer, the retailer. Generally, the retailer returns those products to HBB for a credit. The Company estimates the costs which may be incurred under its standard warranty programs and records a liability for such costs at the time product revenue is recognized.

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
Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

	2010	2009
Balance at January 1	$38.5	$59.9
Warranties issued	37.2	26.4
Settlements made	(35.1)	(49.2)
Foreign currency effect	(0.6)	1.4
Balance at December 31	$40.0	$38.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 14—Common Stock and Earnings per Share
NACCO Industries, Inc. Class A common stock is traded on the New York Stock Exchange under the ticker symbol “NC.” Because of transfer restrictions on Class B common stock, no trading market has developed, or is expected to develop, for the Company's Class B common stock. The Class B common stock is convertible into Class A common stock on a one-for-one basis at any time at the request of the holder. The Company's Class A common stock and Class B common stock have the same cash dividend rights per share. The Class A common stock has one vote per share and the Class B common stock has ten votes per share. The total number of authorized shares of Class A common stock and Class B common stock at December 31, 2010 was 25,000,000 shares and 6,756,176 shares, respectively. Treasury shares of Class A common stock totaling 1,450,550 and 1,490,106 at December 31, 2010 and 2009, respectively, have been deducted from shares outstanding.
Stock Options: The 1975 and 1981 stock option plans, as amended, provide for the granting to officers and other key employees of options to purchase Class A common stock and Class B common stock of the Company at a price not less than the market value of such stock at the date of grant. Options become exercisable over a four-year period and expire ten years from the date of the grant. During the three-year period ending December 31, 2010, there were 80,701 shares of Class A common stock and 80,100 shares of Class B common stock available for grant. However, no options were granted during the three-year period ending December 31, 2010 and no options remain outstanding at the end of any of the years ended December 31, 2010, 2009 and 2008. At present, the Company does not intend to issue additional stock options.
Stock Compensation: See Note 2 for a discussion of the Company's restricted stock awards.
Earnings per Share: For purposes of calculating earnings per share, no adjustments have been made to the reported amounts of net income attributable to stockholders. In addition, basic and diluted earnings per share for Class A common stock are the same as Class B common stock. The weighted average number of shares of Class A common stock and Class B common stock outstanding used to calculate basic and diluted earnings per share were as follows:

	2010	2009	2008
Basic weighted average shares outstanding	8.328	8.290	8.281
Dilutive effect of restricted stock awards	0.016	0.006	—
Diluted weighted average shares outstanding	8.344	8.296	8.281
Basic earnings (loss) per share	$9.55	$3.75	$(52.84)
Diluted earnings (loss) per share	$9.53	$3.75	$(52.84)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 15—Income Taxes
The components of income before income taxes and provision for income taxes for the years ended December 31 are as follows:

	2010	2009	2008
Income (loss) before income taxes
Domestic	$35.4	$49.1	$(394.0)
Foreign	61.4	(20.2)	(27.0)
	$96.8	$28.9	$(421.0)
Income tax provision
Current tax provision (benefit):
Federal	$(2.9)	$(12.1)	$(8.6)
State	1.3	4.6	0.4
Foreign	10.5	3.0	5.6
Total current	8.9	(4.5)	(2.6)
Deferred tax provision (benefit):
Federal	7.8	23.8	(1.6)
State	0.3	(2.3)	(0.2)
Foreign	(8.7)	(14.3)	(9.5)
Total deferred	(0.6)	7.2	(11.3)
Increase (decrease) in valuation allowance	9.1	17.8	32.6
	$17.4	$20.5	$18.7
The Company made income tax payments of $15.8 million, $8.5 million and $24.3 million during 2010, 2009 and 2008, respectively. During the same periods, income tax refunds totaled $4.4 million, $11.0 million and $4.1 million, respectively.
A reconciliation of the federal statutory and effective income tax rate for the year ended December 31 is as follows:

	2010	2009	2008
Income (loss) before income taxes	$96.8	$28.9	$(421.0)
Statutory taxes at 35.0%	$33.9	$10.1	$(147.4)
Valuation allowance	9.1	17.8	32.6
Unremitted foreign earnings	1.7	10.3	0.3
Non-deductible expenses	1.4	1.7	1.3
State income taxes	1.2	1.3	(1.8)
Equity interest earnings	(0.4)	1.2	(0.8)
Tax controversy resolution	(6.6)	0.7	(0.8)
Basis difference in foreign stock	—	(11.9)	—
Percentage depletion	(7.2)	(6.5)	(5.7)
Foreign statutory rate differences	(14.7)	(3.1)	(5.9)
R&D Credit	(0.6)	(0.9)	(0.9)
Goodwill impairment	—	—	148.8
Other	(0.4)	(0.2)	(1.0)
Income tax provision	$17.4	$20.5	$18.7
Effective income tax rate	18.0%	70.9%	(a)

(a)The effective income tax rate is not meaningful.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

As of December 31, 2010, the cumulative unremitted earnings of the Company's foreign subsidiaries are approximately $257 million. The Company determined during 2009 that up to $75 million in foreign earnings, primarily with respect to its European business group, may be repatriated within the foreseeable future. During 2010, as a result of additional earnings and changes in currency exchange rates, the Company increased its estimate of the foreign earnings to be repatriated within the foreseeable future by an additional $5 million. During 2010, the Company repatriated $28 million of such deferred earnings to the U.S. As a result of these determinations and actions, the Company has provided a cumulative deferred tax liability in the amount of $9.8 million with respect to these earnings as of December 31, 2010. The Company has continued to conclude that predominantly all remaining foreign earnings in excess of this amount will be indefinitely reinvested in its foreign operations and, therefore, the recording of deferred tax liabilities for such unremitted earnings is not required. It is impracticable to determine the total amount of unrecognized deferred taxes with respect to these permanently reinvested earnings; however, foreign tax credits would be available to partially reduce U.S. income taxes in the event of a distribution.
A detailed summary of the total deferred tax assets and liabilities in the Company's Consolidated Balance Sheets resulting from differences in the book and tax basis of assets and liabilities follows:

	December 31
	2010	2009
Deferred tax assets
Tax carryforwards	$82.0	$73.3
Accrued expenses and reserves	58.3	56.8
Accrued pension benefits	23.8	30.9
Other employee benefits	10.8	13.1
Other	12.0	11.5
Total deferred tax assets	186.9	185.6
Less: Valuation allowance	76.9	66.5
	110.0	119.1
Deferred tax liabilities
Depreciation and depletion	48.8	49.8
Partnership investment - development costs	20.3	20.7
Unremitted foreign earnings	9.8	10.8
Inventories	4.0	2.6
Total deferred tax liabilities	82.9	83.9
Net deferred tax asset	$27.1	$35.2
The following table summarizes the tax carryforwards and associated carryforward periods and related valuation allowances where the Company has determined that realization is uncertain:

	December 31, 2010
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$47.0	$40.9	2011-Indefinite
State losses	16.0	10.8	2011-2030
Alternative minimum tax credit	8.6	—	Indefinite
Foreign tax credit	6.6	—	2013-2019
General business credit	3.8	—	2024-2030
Total	$82.0	$51.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	December 31, 2009
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$36.4	$35.0	2010-Indefinite
State losses	15.9	9.8	2010-2029
Foreign tax credit	9.5	—	2013-2019
Alternative minimum tax credit	7.6	—	Indefinite
General business credit	3.3	—	2024-2029
Contributions	0.6	—	2013-2014
Total	$73.3	$44.8
The Company continually evaluates its deferred tax assets to determine if a valuation allowance is required. A valuation allowance is required where realization is determined to no longer meet the “more likely than not” standard. During 2008 and continuing into 2009, significant downturns were experienced in NMHG's major markets. The significant decrease in the operations, and certain actions taken by management to reduce NMHG's manufacturing capacity to more appropriate levels, resulted in a three-year cumulative loss for each of NMHG's Australian, European and U.S. operations. Although NMHG projects earnings over the longer term for the operations, such longer-term forecasts cannot be utilized to support the future utilization of deferred tax assets when a three-year cumulative loss is present. Accordingly, in 2008, NMHG recorded, as a discrete adjustment, a valuation allowance against the accumulated deferred tax assets for its Australian, European operations and certain U.S. state taxing jurisdictions of $10.7 million, $15.3 million and $3.8 million, respectively. In addition, during 2009, NMHG recorded, as a discrete adjustment, additional valuation allowances against the accumulated deferred tax assets with respect to its other European operations of $1.1 million.
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
During 2010 and 2009, the net valuation allowance provided against certain deferred tax assets increased by $10.4 million and $22.8 million, respectively. The increase in the total valuation allowance included a net increase in tax expense of $9.1 million and $17.8 million for 2010 and 2009, respectively, an increase in the overall U.S. dollar value of valuation allowances previously recorded in foreign currencies and amounts recorded directly in equity of approximately $1.3 million and $5.4 million for 2010 and 2009, respectively, and a decrease of $0.4 million in 2009 reflected in income from discontinued operations.
Based upon the review of historical earnings and trends, forecasted earnings and the relevant expiration of carryforwards, the Company believes the valuation allowances provided are appropriate. At December 31, 2010, the Company had gross net operating loss carryforwards in non-U.S. jurisdictions of $144.8 million and U.S. state jurisdictions of $348.4 million.
The tax returns of the Company and certain of its subsidiaries are under routine examination by various taxing authorities. The Company has not been informed of any material assessment for which an accrual has not been previously provided and the Company would vigorously contest any material assessment. Management believes any potential adjustment would not materially affect the Company's financial condition or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following is a reconciliation of the Company's total gross unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the financial statements for the years ended December 31, 2010 and 2009. Approximately $10.0 million and $15.0 million of these gross amounts as of December 31, 2010 and 2009, respectively, relate to permanent items that, if recognized, would impact the effective income tax rate. This amount differs from the gross unrecognized tax benefits presented in the table below due to the decrease in U.S. federal income taxes which would occur upon the recognition of the state tax benefits included herein.

	2010	2009
Balance at January 1	$16.6	$14.8
Net additions for tax positions of prior years	—	0.9
Additions based on tax positions related to the current year	1.6	3.8
Reductions due to settlements with taxing authorities and the lapse of the applicable statute of limitations	(6.6)	(3.4)
Other changes in unrecognized tax benefits including foreign currency translations adjustments	(0.4)	0.5
Balance at December 31	$11.2	$16.6
The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The Company recognized a net benefit of $1.9 million, $1.0 million and $0.3 million in interest and penalties during 2010, 2009 and 2008, respectively, related to uncertain tax positions. The total amount of interest and penalties accrued was $1.6 million and $3.5 million as of December 31, 2010 and 2009, respectively.
The Company expects the amount of unrecognized tax benefits will change within the next twelve months; however, the change in unrecognized tax benefits, which is reasonably possible within the next twelve months, is not expected to have a significant effect on the Company's financial position or results of operations.
In general, the Company operates in taxing jurisdictions that provide a statute of limitations period ranging from three to six years for the taxing authorities to review the applicable tax filings. The examination of the 2005 and 2006 U.S. federal tax returns was completed in 2009; however, the Company resolved one unsettled issue through the Internal Revenue Service Appeals process favorably in the fourth quarter of 2010. The examination of the U.S. federal tax returns for the 2007 and 2008 tax years is expected to be completed in early 2011. The Company is currently under examination in various non-U.S. jurisdictions for which the statute of limitations has been extended. The Company believes these examinations are routine in nature and are not expected to result in any material tax assessments. The Company does not have any additional material taxing jurisdictions in which the statute of limitations has been extended beyond the applicable time frame allowed by law.

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
Pension benefits are frozen for all employees other than certain NACoal unconsolidated mines' employees and NMHG employees in the United Kingdom and the Netherlands. All other eligible employees of the Company, including employees whose pension benefits are frozen, receive retirement benefits under defined contribution retirement plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The assumptions used in accounting for the defined benefit plans were as follows for the years ended December 31:

	2010	2009	2008
United States Plans
Weighted average discount rates	5.10% - 5.30%	5.65% - 5.90%	6.25% - 6.30%
Expected long-term rate of return on assets	8.50%	8.50%	8.50%
Non-U.S. Plans
Weighted average discount rates	5.25% - 5.50%	5.70% - 6.00%	6.25% - 6.70%
Rate of increase in compensation levels	2.50% - 3.90%	2.50% - 4.00%	3.00% - 3.60%
Expected long-term rate of return on assets	5.50% - 8.25%	3.50% - 8.50%	4.00% - 8.50%
Each year, the assumptions used to calculate the benefit obligation are used to calculate the net periodic pension expense for the following year.
Set forth below is a detail of the net periodic pension expense for the defined benefit plans for the years ended December 31:

	2010	2009	2008
United States Plans
Service cost	$—	$0.3	$0.3
Interest cost	7.9	8.4	8.5
Expected return on plan assets	(8.5)	(8.8)	(10.3)
Amortization of actuarial loss	4.8	4.8	2.5
Amortization of prior service cost (credit)	(0.4)	0.1	0.2
Net periodic pension expense	$3.8	$4.8	$1.2
Non-U.S. Plans
Service cost	$1.6	$1.4	$2.0
Interest cost	7.0	6.9	8.2
Expected return on plan assets	(8.6)	(8.3)	(9.3)
Amortization of actuarial loss	2.9	1.6	3.5
Amortization of prior service credit	(0.1)	(0.1)	(0.1)
Amortization of transition liability	0.2	0.1	0.2
Net periodic pension expense	$3.0	$1.6	$4.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Set forth below is a detail of other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the year ended December 31:

	2010	2009	2008
United States Plans
Current year actuarial loss	$2.6	$0.2	$43.7
Amortization of actuarial loss	(4.8)	(4.8)	(2.5)
Current year prior service credit	(0.2)	(2.9)	—
Amortization of prior service (credit) cost	0.4	(0.1)	(0.2)
Total recognized in other comprehensive income (loss)	$(2.0)	$(7.6)	$41.0
Non-U.S. Plans
Current year actuarial loss	$3.4	$11.4	$5.6
Amortization of actuarial loss	(2.9)	(1.6)	(3.5)
Amortization of prior service credit	0.1	0.1	0.1
Amortization of transition liability	(0.2)	(0.1)	(0.1)
Curtailment effect	—	—	(0.1)
Total recognized in other comprehensive income (loss)	$0.4	$9.8	$2.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following table sets forth the changes in the benefit obligation and the plan assets during the year and the funded status of the defined benefit plans at December 31:

	2010		2009
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligation
Projected benefit obligation at beginning of year	$140.8	$132.6	$139.4	$99.4
Service cost	—	1.6	0.3	1.4
Interest cost	7.9	7.0	8.4	6.9
Actuarial loss	7.0	8.7	8.2	19.7
Benefits paid	(9.5)	(5.2)	(12.6)	(6.9)
Employee contributions	—	0.7	—	0.6
Plan amendments	(0.2)	—	(2.9)	—
Foreign currency exchange rate changes	—	(5.5)	—	11.5
Projected benefit obligation at end of year	$146.0	$139.9	$140.8	$132.6
Accumulated benefit obligation at end of year	$146.0	$138.0	$140.8	$131.5
Change in plan assets
Fair value of plan assets at beginning of year	$90.1	$107.8	$83.1	$79.0
Actual return on plan assets	12.8	14.0	16.9	17.1
Employer contributions	13.7	6.4	2.7	8.9
Employee contributions	—	0.7	—	0.6
Benefits paid	(9.5)	(5.2)	(12.6)	(6.9)
Foreign currency exchange rate changes	—	(4.6)	—	9.1
Fair value of plan assets at end of year	$107.1	$119.1	$90.1	$107.8
Funded status at end of year	$(38.9)	$(20.8)	$(50.7)	$(24.8)
Amounts recognized in the balance sheets consist of:
Noncurrent assets	$—	$0.8	$—	$3.2
Current liabilities	(0.3)	—	(0.3)	—
Noncurrent liabilities	(38.6)	(21.6)	(50.4)	(28.0)
	$(38.9)	$(20.8)	$(50.7)	$(24.8)
Components of accumulated other comprehensive income (loss) consist of:
Actuarial loss	$71.4	$47.6	$73.6	$49.1
Prior service credit	(2.4)	(0.2)	(2.6)	(0.5)
Transition obligation	—	0.7	—	0.9
Deferred taxes	(24.9)	(1.1)	(25.6)	0.1
Change in statutory tax rate	(1.2)	(10.6)	(1.2)	(10.6)
Foreign currency translation adjustment	—	(0.8)	—	(2.9)
	$42.9	$35.6	$44.2	$36.1
The transition obligation, prior service credit and actuarial loss included in accumulated other comprehensive income (loss) expected to be recognized in net periodic benefit cost in 2011 are $0.1 million (less than $0.1 million net of tax), $0.3 million ($0.2 million net of tax) and $9.3 million ($6.0 million net of tax), respectively.
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
The Company expects to contribute $12.6 million and $5.2 million to its U.S. and non-U.S. pension plans, respectively, in 2011.
The Company maintains two supplemental defined benefit plans that pay monthly benefits to participants directly out of corporate funds. All other pension benefit payments are made from assets of the pension plans. Future pension benefit payments expected to be paid from assets of the pension plans are:

	U.S. Plans	Non-U.S. Plans
2011	$10.3	$4.8
2012	10.2	4.7
2013	10.5	5.0
2014	10.2	5.7
2015	10.6	6.6
2016 - 2020	52.2	38.7
	$104.0	$65.5
The expected long-term rate of return on plan assets reflects management's expectations of long-term rates of return on funds invested to provide for benefits included in the projected benefit obligations. The Company has established the expected long-term rate of return assumption for plan assets by considering historical rates of return over a period of time that is consistent with the long-term nature of the underlying obligations of these plans. The historical rates of return for each of the asset classes used by the Company to determine its estimated rate of return assumption were based upon the rates of return earned by investments in the equivalent benchmark market indices for each of the asset classes.
Expected returns for pension plans are based on a calculated market-related value of assets. Under this methodology, asset gains and losses resulting from actual returns that differ from the Company's expected returns are recognized in the market-related value of assets ratably over three years.
The pension plans maintain an investment policy that, among other things, establishes a portfolio asset allocation methodology with percentage allocation bands for individual asset classes. The investment policy provides that investments are reallocated between asset classes as balances exceed or fall below the appropriate allocation bands.
The following is the actual allocation percentage and target allocation percentage for the U.S. pension plan assets at December 31:

	2010 Actual Allocation	2009 Actual Allocation	Target Allocation Range
U.S. equity securities	52.8%	52.5%	41.0% - 62.0%
Non-U.S. equity securities	13.1%	13.0%	10.0% - 16.0%
Fixed income securities	33.6%	33.7%	30.0% - 40.0%
Money market	0.5%	0.8%	0.0% - 10.0%
The following is the actual allocation percentage and target allocation percentage for the NMHG U.K. pension plan assets at December 31:

	2010 Actual Allocation	2009 Actual Allocation	Target Allocation Range
U.K. equity securities	34.5%	35.2%	33.5% - 36.5%
Non-U.K. equity securities	36.0%	35.6%	27.5% - 42.5%
Fixed income securities	29.5%	29.2%	25.5% - 34.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

HBB maintains a pension plan for certain employees in Canada. During 2010, the investment allocation was changed and the assets were transferred from a balanced fund to a Canadian equity fund, a global equity fund and a fixed income fund. The following is the actual allocation percentage and target allocation percentage for the HBB Canadian pension plan assets at December 31:

	2010 Actual Allocation	2009 Actual Allocation	Target Allocation Range
Canadian equity securities	36.0%	100.0%	28.0% - 38.0%
Non-Canadian equity securities	33.0%	—%	27.0% - 37.0%
Fixed income securities	31.0%	—%	25.0% - 45.0%
Cash and cash equivalents	—%	—%	0.0% - 5.0%
NMHG maintains a pension plan for certain employees in The Netherlands, which has purchased annuity contracts to meet its obligations.
The defined benefit pension plans do not have any direct ownership of NACCO common stock.
The fair value of each major category of U.S. plan assets for the Company's pension plans are valued using quoted market prices in active markets for identical assets, or Level 1 in the fair value hierarchy. The fair value of each major category of Non-U.S. plan assets for the Company's pension plans are valued using observable inputs, either directly or indirectly, other than quoted market prices in active markets for identical assets, or Level 2 in the fair value hierarchy. Following are the values as of December 31:

	Level 1		Level 2
	2010	2009	2010	2009
U.S. equity securities	$56.7	$47.3	$12.4	$11.2
U.K. equity securities	—	—	35.6	33.2
Non-U.S., non-U.K. equity securities	14.0	11.7	28.1	25.5
Fixed income securities	35.9	30.4	32.0	27.3
Annuity contracts	—	—	11.0	10.6
Money market	0.5	0.7	—	—
Total	$107.1	$90.1	$119.1	$107.8
Postretirement Health Care and Life Insurance: The Company also maintains health care and life insurance plans that provide benefits to eligible retired employees. The plans have no assets. Under the Company's current policy, plan benefits are funded at the time they are due to participants. Effective January 1, 2010, NMHG eliminated its retiree life insurance plan for non-union retirees. Effective June 30, 2010, the parent company eliminated its subsidized retiree medical plan. Effective September 1, 2010, HBB eliminated its retiree life insurance plan.
The assumptions used in accounting for the postretirement benefit plans are set forth below for the years ended December 31:

	2010	2009	2008
Weighted average discount rates	4.70%	5.30%	6.20%
Health care cost trend rate assumed for next year	7.5%	6.0%	7.0%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2018	2012	2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Each year, the assumptions used to calculate the benefit obligation are used to calculate the net periodic benefit cost for the following year.
Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects at December 31, 2010:

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$—	$—
Effect on postretirement benefit obligation	$0.3	$(0.3)
Set forth below is a detail of the net periodic benefit cost for the postretirement health care and life insurance plans for the years ended December 31:

	2010	2009	2008
Service cost	$0.2	$0.2	$0.2
Interest cost	0.4	0.6	0.7
Amortization of actuarial (gain) loss	(0.3)	0.7	(0.5)
Amortization of prior service credit	(0.3)	(3.3)	(0.2)
Plan amendments	(0.9)	—	—
Net periodic benefit (income) cost	$(0.9)	$(1.8)	$0.2
Set forth below is a detail of other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the year ended December 31:

	2010	2009	2008
Current year actuarial (gain) loss	$0.2	$1.6	$(0.2)
Amortization of actuarial gain (loss)	0.3	(0.7)	0.5
Current year prior service credit	—	(3.1)	(0.7)
Amortization of prior service credit	0.3	3.3	0.2
Total recognized in other comprehensive income (loss)	$0.8	$1.1	$(0.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following sets forth the changes in benefit obligations during the year and the funded status of the postretirement health care and life insurance plans at December 31:

	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$8.3	$10.7
Service cost	0.2	0.2
Interest cost	0.4	0.6
Actuarial gain	0.1	1.6
Plan amendments	(0.8)	(3.1)
Benefits paid	(1.1)	(1.7)
Benefit obligation at end of year	$7.1	$8.3
Funded status at end of year	$(7.1)	$(8.3)
Amounts recognized in the balance sheets consist of:
Current liabilities	$(0.7)	$(0.8)
Noncurrent liabilities	(6.4)	(7.5)
	$(7.1)	$(8.3)
Components of accumulated other comprehensive income (loss) consist of:
Actuarial gain	$0.2	$0.6
Prior service credit	(0.8)	(2.0)
Deferred taxes	0.2	0.5
	$(0.4)	$(0.9)
The prior service credit included in accumulated other comprehensive income (loss) expected to be recognized in net periodic benefit cost in 2011 is $0.2 million ($0.1 million net of tax). No transition obligation or actuarial loss is expected to be recognized in net periodic benefit cost in 2011.
Future postretirement benefit payments expected to be paid are:

2011	$0.7
2012	0.6
2013	0.7
2014	0.7
2015	0.7
2016 - 2020	3.0
$6.4
Defined Contribution Plans: NACCO and its subsidiaries have defined contribution (401(k)) plans for substantially all U.S. employees and similar plans for employees outside of the United States. For NACCO and those subsidiaries, other than HBB, the applicable company matches employee contributions based on plan provisions. In addition, NACCO and certain other subsidiaries have defined contribution retirement plans that generally provide for a stated minimum employer contribution. These plans also permit additional contributions whereby the applicable company's contribution to participants is determined annually based on a formula that includes the effect of actual compared with targeted operating results and the age and compensation of the participants. Total costs, including Company contributions, for these plans were $12.7 million, $5.4 million and $15.5 million in 2010, 2009 and 2008, respectively. During 2010 and 2009, the Company and certain subsidiaries of the Company suspended or reduced the company match of employee contributions and the employer contributions to its defined contribution retirement plans.

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

Based on the sale of most of NMHG's retail dealer operations, the information submitted to the Company's chief operating decision maker was changed during the first quarter of 2010. Therefore, NACCO changed its reportable segments to include the following three management units: NMHG Americas, NMHG Europe and NMHG Other. NMHG Americas includes its operations in the United States, Canada, Mexico, Brazil and Latin America. NMHG Europe includes its operations in Europe, the Middle East and Africa. NMHG Other includes NMHG's corporate headquarters and its immaterial operating segments, which include operations in the Asia-Pacific region. Certain amounts are allocated to these geographic management units and are included in the segment results presented below, including product development costs, corporate headquarters expenses, information technology infrastructure costs, NACCO management fees, and debt and interest expense, which are determined by NMHG's corporate headquarters and not directly incurred by the geographic operations. In addition, other costs are incurred directly by these geographic management units based upon the location of the manufacturing plant or sales units, including manufacturing variances, product liability, warranty and sales discounts, which may not be associated with the geographic management unit of the ultimate end user sales location where revenues and margins are reported. Therefore, the reported results of each NMHG segment cannot be considered stand-alone entities as all NMHG reportable segments are inter-related and integrate into a single global NMHG business. Historical results have been revised to reflect the change in reportable segments within NMHG.
Financial information for each of NACCO's reportable segments is presented in the following table. The accounting policies of the reportable segments are described in Note 2. The line “Eliminations” in the revenues section eliminates revenues from HBB sales to KC. The amounts of these revenues are based on current market prices of similar third-party transactions. No other sales transactions occur among reportable segments. Other transactions among reportable segments are recognized based on current market prices of similar third-party transactions.
The parent company charges management fees to its operating subsidiaries for services provided by the corporate headquarters. The management fees are based upon estimated parent company resources devoted to providing centralized services and stewardship activities and are allocated among all subsidiaries based upon the relative size and complexity of each subsidiary. In order to determine the allocation of management fees among the subsidiaries each year, the parent company reviews the time its employees devoted to each operating subsidiary during the prior year and the estimated costs for providing centralized services and stewardship activities in the next year to determine the amount of management fees to allocate to each operating subsidiary for that year. In addition, the parent company reviews the amount of management fees allocated to its operating subsidiaries each quarter to ensure the amount continues to be reasonable based on the actual costs incurred to date. The Company believes the allocation method is consistently applied and reasonable. Total 2010, 2009 and 2008 fees were $16.0 million, $11.5 million and $13.9 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2010	2009	2008
Revenues from external customers
NMHG
NMHG Americas	$1,140.7	$853.4	$1,589.5
NMHG Europe	476.6	390.1	895.3
NMHG Other	184.6	231.7	339.5
	1,801.9	1,475.2	2,824.3
HBB	515.7	497.0	528.7
KC	219.6	213.9	202.3
NACoal	156.8	129.5	115.3
NACCO and Other	—	—	—
Eliminations	(6.5)	(5.0)	(5.5)
Total	$2,687.5	$2,310.6	$3,665.1
Gross profit
NMHG
NMHG Americas	$176.3	$128.4	$136.4
NMHG Europe	73.8	31.6	118.3
NMHG Other	29.7	24.7	55.4
	279.8	184.7	310.1
HBB	111.1	107.4	84.2
KC	97.7	94.8	84.1
NACoal	37.9	21.3	12.5
NACCO and Other	(0.2)	(0.1)	0.2
Eliminations	(0.1)	—	—
Total	$526.2	$408.1	$491.1
Selling, general and administrative expenses
NMHG
NMHG Americas	$127.8	$104.8	$145.3
NMHG Europe	72.8	73.3	105.8
NMHG Other	28.9	29.9	42.9
	229.5	208.0	294.0
HBB	65.2	57.0	64.2
KC	91.8	88.1	92.4
NACoal	28.2	25.9	22.2
NACCO and Other	10.6	9.3	2.5
Total	$425.3	$388.3	$475.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2010	2009	2008
Operating profit (loss)
NMHG
NMHG Americas	$48.5	$23.5	$(8.9)
NMHG Europe	2.7	(47.9)	0.7
NMHG Other	(5.1)	(6.8)	(335.8)
	46.1	(31.2)	(344.0)
HBB	45.9	50.4	(60.8)
KC	5.9	6.7	(12.2)
NACoal	53.3	42.6	29.8
NACCO and Other	(10.8)	(9.4)	(2.3)
Eliminations	(0.1)	—	—
Total	$140.3	$59.1	$(389.5)
Interest expense
NMHG
NMHG Americas	$(10.1)	$(11.4)	$(16.4)
NMHG Europe	(2.5)	(3.5)	(6.9)
NMHG Other	(4.0)	(4.1)	(2.6)
	(16.6)	(19.0)	(25.9)
HBB	(7.2)	(8.6)	(10.4)
KC	(0.3)	(0.4)	(1.1)
NACoal	(3.3)	(4.1)	(5.5)
NACCO and Other	—	(0.4)	—
Eliminations	—	0.3	2.3
Total	$(27.4)	$(32.2)	$(40.6)
Interest income
NMHG
NMHG Americas	$1.5	$1.7	$1.9
NMHG Europe	0.2	0.4	2.1
NMHG Other	0.6	0.7	0.4
	2.3	2.8	4.4
HBB	—	0.1	0.2
KC	—	—	—
NACoal	0.3	0.3	0.1
NACCO and Other	—	0.3	5.2
Eliminations	—	(0.3)	(2.3)
Total	$2.6	$3.2	$7.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2010	2009	2008
Other income (expense)
NMHG
NMHG Americas	$3.0	$4.4	$4.7
NMHG Europe	(1.0)	(0.8)	(0.8)
NMHG Other	0.3	(3.0)	1.3
	2.3	0.6	5.2
HBB	(0.3)	(0.4)	0.4
KC	(0.1)	(0.1)	—
NACoal	0.1	0.6	(1.4)
NACCO and Other	(20.7)	(1.9)	(2.7)
Total	$(18.7)	$(1.2)	$1.5
Income tax provision (benefit)
NMHG
NMHG Americas	$16.3	$6.9	$(7.1)
NMHG Europe	(0.1)	(9.4)	(0.9)
NMHG Other	(14.4)	(1.1)	23.5
	1.8	(3.6)	15.5
HBB	14.0	15.4	2.7
KC	2.0	2.3	(3.3)
NACoal	10.8	8.8	3.2
NACCO and Other	(11.1)	(2.4)	0.6
Eliminations	(0.1)	—	—
Total	$17.4	$20.5	$18.7
Net income (loss) attributable to stockholders
NMHG
NMHG Americas	$26.5	$11.3	$(11.6)
NMHG Europe	(0.3)	(42.5)	(4.1)
NMHG Other	6.2	(11.9)	(360.3)
	32.4	(43.1)	(376.0)
HBB	24.4	26.1	(73.3)
KC	3.5	3.9	(10.0)
NACoal	39.6	53.2	22.1
NACCO and Other	(20.4)	(9.0)	(0.4)
Total	$79.5	$31.1	$(437.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2010	2009	2008
Total assets
NMHG
NMHG Americas	$557.0	$438.5	$548.7
NMHG Europe	353.0	295.6	438.0
NMHG Other	131.2	180.0	108.4
	1,041.2	914.1	1,095.1
HBB	251.7	217.8	203.3
KC	86.6	81.9	74.9
NACoal	269.2	266.6	276.6
NACCO and Other	71.8	105.1	188.5
Eliminations	(62.2)	(96.8)	(150.5)
Total	$1,658.3	$1,488.7	$1,687.9
Depreciation, depletion and amortization
NMHG
NMHG Americas	$17.0	$17.9	$18.2
NMHG Europe	6.5	6.4	10.0
NMHG Other	10.4	11.9	13.8
	33.9	36.2	42.0
HBB	3.6	3.7	4.2
KC	3.5	3.7	3.0
NACoal	9.9	9.0	9.5
NACCO and Other	1.3	1.0	0.2
Total	$52.2	$53.6	$58.9
Capital expenditures
NMHG
NMHG Americas	$5.1	$1.2	$20.0
NMHG Europe	3.5	3.3	14.2
NMHG Other	3.5	1.3	7.0
	12.1	5.8	41.2
HBB	2.2	2.1	5.7
KC	2.7	1.0	6.0
NACoal	9.8	10.5	12.1
NACCO and Other	1.1	14.1	6.4
Eliminations	(1.6)	—	—
Total	$26.3	$33.5	$71.4

At December 31, 2010 and 2009, NMHG Americas total assets included $90.4 million and $66.2 million, respectively, of cash. For the same periods, NMHG Europe had $68.8 million and $80.2 million, respectively, of cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Data By Geographic Region
No single country outside of the United States comprised 10% or more of the Company's revenues from unaffiliated customers. The “Other” category below includes Canada, Mexico, South America and Asia-Pacific. In addition, no single customer comprised 10% or more of the Company's revenues from unaffiliated customers. However, HBB and NACoal each derive sales from a single customer that exceeds 10% of the respective segment's revenues. The loss of that operating segment's customer could be material to each respective operating segment.

	United States	Europe, Africa and Middle East	Other	Consolidated
2010
Revenues from unaffiliated customers, based on the customers’ location	$1,556.5	$491.1	$639.9	$2,687.5
Long-lived assets	$227.1	$40.8	$66.5	$334.4
2009
Revenues from unaffiliated customers, based on the customers’ location	$1,415.5	$410.6	$484.5	$2,310.6
Long-lived assets	$277.4	$48.1	$66.2	$391.7
2008
Revenues from unaffiliated customers, based on the customers’ location	$1,923.7	$921.8	$819.6	$3,665.1
Long-lived assets	$279.7	$60.0	$76.3	$416.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 18—Quarterly Results of Operations (Unaudited)
A summary of the unaudited results of operations for the year ended December 31 is as follows:

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues
NMHG	$375.4	$413.5	$442.9	$570.1
HBB	102.6	103.3	133.3	176.5
KC	42.8	40.9	47.5	88.4
NACoal	37.6	42.3	42.4	34.5
Eliminations	(0.8)	(1.2)	(1.2)	(3.3)
	$557.6	$598.8	$664.9	$866.2
Gross profit	$105.7	$123.1	$130.1	$167.3
Earnings of unconsolidated mines	$10.5	$9.5	$11.3	$12.1
Operating profit (loss)
NMHG	$10.3	$9.8	$8.2	$17.8
HBB	7.4	7.8	10.9	19.8
KC	(2.9)	(2.9)	0.1	11.6
NACoal	11.0	15.7	15.0	11.6
NACCO and Other	(1.7)	(3.1)	(2.0)	(4.0)
Eliminations	0.1	—	(0.1)	(0.1)
	$24.2	$27.3	$32.1	$56.7

Net income	$11.6	$16.0	$13.3	$38.5
Net income (loss) attributable to stockholders
NMHG	$8.0	$7.3	$3.8	$13.3
HBB	3.4	3.8	5.6	11.6
KC	(1.8)	(1.8)	(0.1)	7.2
NACoal	8.1	11.3	11.0	9.2
NACCO and Other	(3.0)	(5.3)	(6.1)	(6.0)
Eliminations	(3.0)	0.6	(0.7)	3.1
	$11.7	$15.9	$13.5	$38.4

Basic earnings per share	$1.41	$1.91	$1.62	$4.61
Diluted earnings per share	$1.40	$1.91	$1.62	$4.59
The significant increase in operating results in the fourth quarter of 2010 compared with the prior quarters of 2010 is primarily due to the seasonal nature of HBB's and KC's business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues
NMHG	$389.1	$362.0	$328.4	$395.7
HBB	94.2	107.2	118.9	176.7
KC	39.7	40.6	48.3	85.3
NACoal	32.6	31.5	32.9	32.5
Eliminations	(0.9)	(0.8)	(0.7)	(2.6)
	$554.7	$540.5	$527.8	$687.6
Gross profit	$85.9	$92.8	$94.1	$135.3
Earnings of unconsolidated mines	$10.5	$9.8	$10.5	$7.8
Operating profit (loss)
NMHG	$(12.6)	$(1.7)	$(20.4)	$3.5
HBB	4.4	9.8	13.5	22.7
KC	(4.3)	(2.6)	0.6	13.0
NACoal	13.0	9.2	16.7	3.7
NACCO and Other	(1.1)	(1.5)	(1.4)	(5.4)
Eliminations	—	0.1	—	(0.1)
	$(0.6)	$13.3	$9.0	$37.4

Income (loss) from continuing operations	$(9.1)	$1.1	$(4.4)	$20.8
Discontinued operations	$—	$0.3	$0.4	$21.9
Net income (loss)	$(9.1)	$1.4	$(4.0)	$42.7
Net income (loss) attributable to stockholders
NMHG	$(18.5)	$(3.1)	$(22.4)	$0.9
HBB	1.4	4.7	6.9	13.1
KC	(2.8)	(1.7)	0.3	8.1
NACoal	10.8	7.1	11.4	23.9
NACCO and Other	(1.5)	(1.4)	(1.5)	(4.6)
Eliminations	1.5	(4.0)	1.4	1.1
	$(9.1)	$1.6	$(3.9)	$42.5

Basic and Diluted earnings (loss) per share	$(1.10)	$0.19	$(0.47)	$5.12
The significant increase in operating results in the fourth quarter of 2009 compared with the prior quarters of 2009 is primarily due to the seasonal nature of HBB's and KC's business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 19—Parent Company Condensed Balance Sheets
The condensed balance sheets of NACCO, the parent company, at December 31 are as follows:

	2010	2009
ASSETS
Cash and cash equivalents	$29.6	$48.8
Other current assets	0.2	1.4
Current intercompany accounts receivable, net	0.5	—
Investment in subsidiaries
NMHG	230.7	207.1
HBB	13.9	(12.8)
KC	48.1	44.6
NACoal	141.5	126.9
Other	16.8	17.2
	451.0	383.0
Property, plant and equipment, net	2.2	5.2
Other non-current assets	14.7	22.3
Total Assets	$498.2	$460.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$12.4	$6.1
Current intercompany accounts payable, net	—	15.7
Note payable to Bellaire	25.2	27.8
Other non-current liabilities	13.2	14.5
Stockholders’ equity	447.4	396.6
Total Liabilities and Stockholders’ Equity	$498.2	$460.7
The credit agreements at NMHG, HBB, KC and NACoal allow the transfer of assets to NACCO under certain circumstances. The amount of NACCO's investment in NMHG, HBB, KC and NACoal and NACCO and Other that was restricted at December 31, 2010 totaled approximately $344.2 million. The amount of unrestricted cash available to NACCO included in “Investment in subsidiaries” was $18.4 million at December 31, 2010. Dividends, advances and management fees from its subsidiaries are the primary sources of cash for NACCO.

NOTE 20—Related Party Transactions

Seven of NACoal's wholly owned subsidiaries, Coteau, Falkirk, Sabine, Demery, Caddo Creek, Camino Real and Liberty each meet the definition of a variable interest entity. The project mining subsidiaries were developed between 1974 and 1981 and operate lignite coal mines under long-term contracts with various utility customers. The contracts with the project mining subsidiaries' utility customers allow each mine to sell lignite coal at a price based on actual cost plus an agreed pre-tax profit per ton. These project mining subsidiaries are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed. The obligations of the project mining subsidiaries are without recourse to NACCO and NACoal. Demery, Caddo Creek, Camino Real and Liberty were formed during 2008 and 2009 to develop, construct and operate surface mines under long-term contracts. The contracts with the customers of these mines allow for reimbursement of all costs plus a management fee. The taxes resulting from earnings of these seven entities are solely the responsibility of the Company. Although NACoal owns 100% of the equity and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities or absorb any expected losses without additional support from the customers. The customers have a controlling financial interest and have the power to direct the activities that most significantly affect the economic performance of the entities. As a result, NACoal is not the primary beneficiary and therefore does not consolidate these entities' financial position or results of operations. The pre-tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

income from the unconsolidated mines is reported on the line “Earnings of unconsolidated mines” in the Consolidated Statements of Operations, with related taxes included in the provision for income taxes. The Company has included the pre-tax earnings of the unconsolidated mines above operating profit as they are an integral component of the Company's business and operating results. The investment in the unconsolidated mines and related tax asset was $21.6 million and $17.3 million at December 31, 2010 and 2009, respectively, and is included on the line “Other Non-current Assets” in the Consolidated Balance Sheets. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $5.0 million, $3.5 million and $5.0 million at December 31, 2010, 2009 and 2008, respectively.
Summarized financial information for the unconsolidated mines is as follows:

	2010	2009	2008
Statement of Operations
Revenues	$461.7	$421.1	$402.6
Gross profit	$71.7	$63.7	$58.3
Income before income taxes	$43.4	$38.6	$39.4
Income from continuing operations	$33.1	$29.8	$30.3
Net income	$33.1	$29.8	$30.3
Balance Sheet
Current assets	$130.9	$119.1
Non-current assets	$633.6	$637.4
Current liabilities	$115.2	$111.9
Non-current liabilities	$644.3	$641.1
NACoal received dividends of $31.6 million and $31.2 million from the unconsolidated mines in 2010 and 2009, respectively.
In addition, NMHG maintains an interest in one variable interest entity, NFS. NFS is a joint venture with GECC formed primarily for the purpose of providing financial services to independent Hyster® and Yale® lift truck dealers and National Account customers in the United States. NMHG does not have a controlling financial interest or have the power to direct the activities that most significantly affect the economic performance of NFS. Therefore, the Company has concluded that NMHG is not the primary beneficiary and will continue to use the equity method to account for its 20% interest in NFS. NMHG does not consider its variable interest in NFS to be significant.
Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third-parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. NFS’ total purchases of Hyster® and Yale® lift trucks from dealers, customers and directly from NMHG, such that NFS could provide lease financing to dealers and customers, for the years ended December 31, 2010, 2009 and 2008 were $243.9 million, $266.7 million and $428.3 million, respectively. Of these amounts, $23.7 million, $38.0 million and $73.9 million for the years ended December 31, 2010, 2009 and 2008, respectively, were invoiced directly from NMHG to NFS so that the dealer or customer could obtain operating lease financing from NFS. Amounts receivable from NFS were $3.2 million and $1.3 million at December 31, 2010 and 2009, respectively.
Under the terms of the joint venture agreement with GECC, NMHG provides recourse for financing provided by NFS to NMHG dealers. Additionally, the credit quality of a customer or concentration issues within GECC may necessitate providing guarantees, standby recourse or repurchase obligations of the lift trucks purchased by customers and financed through NFS. At December 31, 2010, approximately $102.0 million of the Company's total guarantees, standby recourse or repurchase obligations related to transactions with NFS. NMHG has reserved for losses under the terms of the guarantees, standby recourse or repurchase obligations in its consolidated financial statements. Historically, NMHG has not had significant losses with respect to these obligations. During 2010, 2009 and 2008, the net losses resulting from customer defaults did not have a material impact on NMHG's results of operations or financial position.
In connection with the joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At December 31, 2010, loans from GECC to NFS totaled $733.5 million. Although NMHG's contractual guarantee was $146.7 million, the loans by GECC to NFS are secured by NFS’ customer receivables, of which NMHG guarantees

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

$102.0 million. Excluding the $102.0 million of NFS receivables guaranteed by NMHG from NFS’ loans to GECC, NMHG's incremental obligation as a result of this guarantee to GECC is $126.3 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.
In addition to providing financing to NMHG's dealers, NFS provides operating lease financing to NMHG. Operating lease obligations primarily relate to specific sale-leaseback-sublease transactions for certain NMHG customers whereby NMHG sells lift trucks to NFS, NMHG leases these lift trucks back under an operating lease agreement and NMHG subleases those lift trucks to customers under an operating lease agreement. Total obligations to NFS under the operating lease agreements were $7.3 million and $7.5 million at December 31, 2010 and 2009, respectively. In addition, NMHG provides certain subsidies to its customers that are paid directly to NFS. Total subsidies were $4.0 million, $5.4 million and $7.5 million for 2010, 2009 and 2008, respectively.
NMHG provides certain services to NFS for which it receives compensation under the terms of the joint venture agreement. These services consist primarily of administrative functions and remarketing services. Total income recorded by NMHG related to these services was $5.0 million in 2010, $7.6 million in 2009 and $10.1 million in 2008.
NMHG has a 50% ownership interest in SN, a limited liability company that was formed primarily to manufacture and distribute Sumitomo-Yale branded lift trucks in Japan and export Hyster®- and Yale®-branded lift trucks and related components and service parts outside of Japan. NMHG purchases products from SN under normal trade terms based on current market prices. In 2010, 2009 and 2008, purchases from SN were $66.9 million, $44.7 million and $116.0 million, respectively. Amounts payable to SN at December 31, 2010 and 2009 were $30.7 million and $15.1 million, respectively.
During 2010, 2009 and 2008, NMHG recognized $1.1 million, $1.8 million and $1.7 million, respectively, in expenses related to payments to SN for engineering design services. These expenses were included in “Selling, general and administrative expenses” in the Consolidated Statement of Operations. Additionally, NMHG recognized income of $1.2 million, $0.4 million and $1.6 million for payments from SN for use of technology developed by NMHG that are included in “Revenues” in the Consolidated Statement of Operations for the years ended December 31, 2010, 2009 and 2008, respectively.
Summarized financial information for both equity investments is as follows:

	2010	2009	2008
Statement of Operations
Revenues	$358.6	$310.6	$445.0
Gross profit	$106.7	$88.5	$121.3
Income from continuing operations	$7.1	$1.5	$18.9
Net income	$7.1	$1.5	$18.9
Balance Sheet
Current assets	$128.6	$95.6
Non-current assets	$1,038.0	$1,159.2
Current liabilities	$119.0	$104.1
Non-current liabilities	$925.9	$1,028.8
The Company's percentage share of the net income or loss from its equity investments is reported on the line “Income from other unconsolidated affiliates” in the “Other income (expense)” portion of the Consolidated Statements of Operations.
At December 31, 2010 and 2009, NMHG's investment in NFS was $12.1 million and $13.9 million, respectively, and NMHG's investment in SN was $30.3 million and $25.8 million, respectively. NMHG received dividends of $2.9 million and $2.6 million from NFS in 2010 and 2009, respectively. NMHG received dividends of $0.1 million from SN in 2009. No dividends were received from SN in 2010.
Legal services rendered by Jones Day approximated $14.3 million, $2.7 million and $3.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. The significant increase in services rendered during 2010 related to the Applica litigation discussed further in Note 5. A director of the Company is also a partner of this law firm.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY CONDENSED BALANCE SHEETS

	December 31
	2010	2009
	(In millions)
ASSETS
Cash and cash equivalents	$29.6	$48.8
Other current assets	0.2	1.4
Current intercompany accounts receivable, net	0.5	—
Investment in subsidiaries
NMHG	230.7	207.1
HBB	13.9	(12.8)
KC	48.1	44.6
NACoal	141.5	126.9
Other	16.8	17.2
	451.0	383.0
Property, plant and equipment, net	2.2	5.2
Other non-current assets	14.7	22.3
Total Assets	$498.2	$460.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$12.4	$6.1
Current intercompany accounts payable, net	—	15.7
Note payable to Bellaire	25.2	27.8
Other non-current liabilities	13.2	14.5
Stockholders’ equity	447.4	396.6
Total Liabilities and Stockholders’ Equity	$498.2	$460.7
See Notes to Parent Company Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2010	2009	2008
	(In millions)
Income (expense):
Intercompany interest income (expense)	$(1.9)	$(1.6)	$0.1
Other, net	(18.8)	(1.5)	2.2
	(20.7)	(3.1)	2.3
Administrative and general expenses	10.5	9.2	2.0
Income (loss) before income taxes	(31.2)	(12.3)	0.3
Income tax provision (benefit)	(11.0)	(2.7)	0.6
Net loss before equity in earnings of subsidiaries	(20.2)	(9.6)	(0.3)
Equity in earnings (loss) of subsidiaries	99.6	40.6	(437.1)
Net income (loss)	79.4	31.0	(437.4)
Net (income) loss attributable to noncontrolling interest	0.1	0.1	(0.2)
Net income (loss) attributable to stockholders	$79.5	$31.1	$(437.6)
See Notes to Parent Company Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2010	2009	2008
	(In millions)
Operating Activities
Net income (loss)	$79.4	$31.0	$(437.4)
Equity in earnings (loss) of subsidiaries	(99.6)	(40.6)	437.1
Parent company only net loss	(20.2)	(9.6)	(0.3)
Net changes related to operating activities	(9.1)	(31.6)	(1.2)
Net cash used for operating activities	(29.3)	(41.2)	(1.5)
Investing Activities
Expenditures for property, plant and equipment	(1.1)	(14.1)	(6.4)
Net cash used for investing activities	(1.1)	(14.1)	(6.4)
Financing Activities
Dividends received from subsidiaries	29.6	15.5	52.2
Proceeds from the sale of assets	1.6	—	—
Intercompany notes	—	72.9	(53.3)
Notes payable to Bellaire	(2.6)	(0.4)	(46.1)
Capital contributions to subsidiaries	—	(38.0)	(65.8)
Cash dividends paid	(17.4)	(17.1)	(16.9)
Net cash provided by (used for) financing activities	11.2	32.9	(129.9)
Cash and cash equivalents
Decrease for the period	(19.2)	(22.4)	(137.8)
Balance at the beginning of the period	48.8	71.2	209.0
Balance at the end of the period	$29.6	$48.8	$71.2
See Notes to Parent Company Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO PARENT COMPANY CONDENSED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2010, 2009 AND 2008
The notes to Consolidated Financial Statements, incorporated in Item 15 of this Form 10-K, are hereby incorporated by reference into these Notes to Parent Company Condensed Financial Statements.
NOTE A — LONG-TERM OBLIGATIONS AND GUARANTEES
NACCO Industries, Inc. (the parent company or “NACCO”) is a holding company with subsidiaries that operate in four principal industries. It is NACCO's policy not to guarantee the debt of its subsidiaries.
NOTE B — UNRESTRICTED CASH
The amount of unrestricted cash available to NACCO, included in “Investment in subsidiaries” was $18.4 million at December 31, 2010 and was in addition to the $29.6 million of cash included in the Parent Company Condensed Balance Sheet at December 31, 2010.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
YEAR ENDED DECEMBER 31, 2010, 2009 AND 2008

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts — Describe (C)	Deductions — Describe		Balance at End of Period (E)
(In millions)
2010
Reserves deducted from asset accounts:
Allowance for doubtful accounts (D)	$19.1	$1.5	$(0.3)	$9.1	(A)	$11.2
Allowance for discounts, adjustments and returns	11.5	14.9	—	15.3	(B)	11.1
2009
Reserves deducted from asset accounts:
Allowance for doubtful accounts (D)	$15.7	$3.9	$0.8	$1.3	(A)	$19.1
Allowance for discounts, adjustments and returns	12.4	17.0	—	17.9	(B)	11.5
2008
Reserves deducted from asset accounts:
Allowance for doubtful accounts (D)	$9.7	$8.8	$(0.7)	$2.1	(A)	$15.7
Allowance for discounts, adjustments and returns	12.4	20.4	—	20.4	(B)	12.4

(A)	Write-offs, net of recoveries.

(B)	Payments and customer deductions for product returns, discounts and allowances.

(C)	Subsidiary's foreign currency translation adjustments and other.

(D)	Includes allowance of receivables classified as long-term of $5.0 million, $12.0 million and $6.2 million in 2010, 2009 and 2008, respectively.

(E)	Balances which are not required to be presented and those which are immaterial have been omitted.

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

4.21
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

4.23
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

4.25
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

10.10*
NACCO Industries, Inc. Non-Employee Directors’ Equity Compensation Plan (Effective as of January 1, 2008) is incorporated herein by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Commission File Number 1-9172.

10.11*
The Retirement Plan For Alfred M. Rankin, Jr. (As Amended and Restated as of December 1, 2007) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.12*
The NACCO Industries, Inc. Unfunded Benefit Plan (As Amended and Restated as of December 1, 2007) is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.13*
The NACCO Industries, Inc. Excess Retirement Plan (Effective January 1, 2008) is incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.14*
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

10.16*
The NACCO Industries, Inc. Unfunded Benefit Plan for Terminated NMHG Employees is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on May 5, 2009, Commission File Number 1-9172.

10.17*
Consulting Agreement between NACCO Industries, Inc. and Michael J. Morecroft, dated February 10, 2009 (effective as of June 30, 2008) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on February 12, 2009, Commission File Number 1-9172.

10.18*
NACCO Industries, Inc. 2009 Annual Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on June 22, 2009, Commission File Number 1-9172.

10.19*
Amendment No. 2 to the Retirement Benefit Plan for Alfred M. Rankin, Jr. (As Amended and Restated as of December 1, 2007) is incorporated herein by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, Commission File Number 1-9172.

10.20*
Amendment No. 1 to the NACCO Industries, Inc. Excess Retirement Plan (Effective January 1, 2008) is incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, Commission File Number 1-9172.

10.21*
Amendment No. 2 to the NACCO Industries, Inc. Unfunded Benefit Plan (As Amended and Restated Effective as of December 1, 2007) is incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, Commission File Number 1-9172.

10.22*
NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan (As Amended and Restated Effective as of January 1, 2010) is incorporated herein by reference to Appendix A to NACCO's Definitive Proxy Statement, filed by the Company on March 26, 2010, Commission File Number 1-9172.

10.23*
NACCO Industries, Inc. Annual Incentive Compensation Plan (Effective January 1, 2010) is incorporated herein by reference to Appendix D to NACCO's Definitive Proxy Statement, filed by the Company on March 26, 2010, Commission File Number 1-9172.

10.24
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

10.26*
The North American Coal Corporation Deferred Compensation Plan For Management Employees (As Amended and Restated as of December 1, 2007) is incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.27*
The North American Coal Corporation Excess Retirement Plan (Effective January 1, 2008) is incorporated herein by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.28*
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

10.31*
Amendment No. 1 to the North American Coal Corporation Value Appreciation Plan for Years 2006 to 2015 (Amended and Restated Effective January 1, 2008) is incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Commission File Number 1-9172.

10.32
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

10.33*
The North American Coal Corporation 2009 Annual Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on June 22, 2009, Commission File Number 1-9172.

10.34*
Amendment No. 2 to The North American Coal Corporation Value Appreciation Plan for Years 2006 to 2015 (Amended and Restated Effective January 1, 2008) is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on November 4, 2009, Commission File Number 1-9172.

10.35*
Amendment No. 1 to The North America Coal Corporation Supplemental Retirement Benefit Plan (As Amended and Restated as of January 1, 2008) is incorporated herein by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, Commission File Number 1-9172.

10.36*
Amendment No. 2 to the North American Coal Corporation Deferred Compensation Plan for Management Employees (As Amended and Restated as of December 1, 2007) is incorporated herein by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, Commission File Number 1-9172.

10.37*
The North American Coal Corporation Annual Incentive Compensation Plan (Effective January 1, 2010), is incorporated herein by reference to Appendix E to NACCO's Definitive Proxy Statement, filed by the Company on March 26, 2010, Commission File Number 1-9172.

10.38*
Amendment No. 3 to The North American Coal Corporation Value Appreciation Plan for Years 2006 to 2015 (Amended and Restated Effective January 1, 2008) is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on May 5, 2010, Commission File Number 1-9172.

10.39*
Amendment No. 4 to The North American Coal Corporation Value Appreciation Plan for Years 2006 to 2015 (Amended and Restated Effective January 1, 2008) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on November 12, 2010, Commission File Number 1-9172.

10.40*	Amendment No. 2 to The North American Coal Corporation Supplemental Retirement Benefit Plan (As Amended and Restated as of January 1, 2008) is attached hereto as Exhibit 10.40.
10.41
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

10.55
Letter Agreement, dated March 12, 2004, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated herein by reference to Exhibit 10.36 to NMHG Holding Co.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, Commission File Number 333-89248.

10.56
Letter Agreement, dated December 15, 2004, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated herein by reference to Exhibit 10.1 to NMHG Holding Co.’s Current Report on Form 8-K, filed on February 18, 2005, Commission File Number 333-89248.

10.57
Letter Agreement, dated February 14, 2005, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated herein by reference to Exhibit 10.2 to NMHG Holding Co.’s Current Report on Form 8-K, filed on February 18, 2005, Commission File Number 333-89248.

10.58
Letter Agreement, dated March 28, 2005, between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on April 1, 2005, Commission File Number 1-9172.

10.59
Letter Agreement, dated May 31, 2005, between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on June 6, 2005, Commission File Number 1-9172.

10.60
Amendment No. 5, dated September 29, 2005, to the International Operating Agreement between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated herein by reference to Exhibit 10.1 to NMHG Holding Co.’s Current Report on Form 8-K, filed on October 4, 2005, Commission File Number 333-89248.

10.61
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

10.62
Agreement for Services between NMHG Oregon, LLC and Reginald R. Eklund, Effective July 1, 2006 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on September 6, 2006, Commission File Number 1-9172.

10.63*
The NACCO Materials Handling Group, Inc. Excess Retirement Plan (Effective January 1, 2008), is incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.64*
The NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan For the Period From January 1, 2000 Through December 31, 2007 (As Amended and Restated as of December 1, 2007), is incorporated herein by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.65*
Amendment No. 1 to The NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan For the Period From January 1, 2000 Through December 31, 2007 (As Amended and Restated as of December 1, 2007), is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on April 30, 2008, Commission File Number 1-9172.

10.66
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

10.67
Amendment No. 7, effective as of July 1, 2008, to the International Operating Agreement, dated as of April 15, 1998, by and between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on August 1, 2008, Commission File Number 1-9172.

10.68
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

10.69
Letter Agreement executed October 15, 2008 by and between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on October 20, 2008, Commission File Number 1-9172.

10.70*
NACCO Materials Handling Group, Inc. Excess Pension Plan for UK Transferees (As Amended and Restated Effective November 11, 2008) is incorporated herein by reference to Exhibit 10.81 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Commission File Number 1-9172.

10.71*
Amendment No. 1 to the NACCO Materials Handling Group, Inc. Excess Retirement Plan (Effective January 1, 2008) is incorporated herein by reference to Exhibit 10.82 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Commission File Number 1-9172.

10.72*
The NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (As Amended and Restated April 24, 2009) is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on May 5, 2009, Commission File Number 1-9172.

10.73*
Amendment No. 1 to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (As Amended and Restated Effective April 24, 2009) is incorporated herein by reference to Exhibit 10.86 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, Commission File Number 1-9172.

10.74*
Amendment No. 2 to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan for the Period from January 1, 2000 through December 31, 2007 (As Amended and Restated as of December 1, 2007) is incorporated herein by reference to Exhibit 10.88 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, Commission File Number 1-9172.

10.75*
Amendment No. 3 to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan for the Period from January 1, 2000 through December 31, 2007 (As Amended and Restated as of December 1, 2007) is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed by the Company on May 5, 2010, Commission File Number 1-9172.

10.76*
Amendment No. 2 to the NACCO Materials Handling Group, Inc. Excess Retirement Plan (Effective January 1, 2008) is incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, filed by the Company on May 5, 2010, Commission File Number 1-9172.

10.77*
Amendment No. 2 to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (As Amended and Restated Effective as of April 24, 2009) is incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q, filed by the Company on May 5, 2010, Commission File Number 1-9172.

10.78*
The NACCO Materials Handling Group, Inc. 2010 Annual Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on March 30, 2010, Commission File Number 1-9172.

10.79*
NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (Effective January 1, 2010) is incorporated herein by reference to Appendix B to NACCO's Definitive Proxy Statement, filed by the Company on March 26, 2010, Commission File Number 1-9172.

10.80
Second Amended and Restated Credit Agreement, dated as of June 30, 2010, by and among NMHG Holding Co., NACCO Materials Handling Group, Inc., NACCO Materials Handling Limited, NACCO Materials Handling B.V., NMH International B.V., N.M.H. Holding B.V., the financial institutions from time to time party hereto as Lenders, the financial institutions from time to time party hereto as Issuing Banks, Bank of America, N.A., as Syndication Agent, Citicorp North America, Inc., as Administrative Agent, Citigroup Global Markets Inc. and Banc of America Securities LLC as Joint Lead Arrangers and as Joint Bookrunners, U.S. Bank National Association, as Senior Managing Agent and Wells Fargo Capital Finance, Inc., as Documentation Agent, is incorporated by reference to Exhibit No. 10.1 to the Company's Current Report on Form 8-K, filed by the Company on July 7, 2010, Commission File Number 1-9172.

10.81*
The Kitchen Collection, Inc. Excess Retirement Plan (Effective January 1, 2008), is incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.82*
The Kitchen Collection, Inc. Long-Term Incentive Compensation Plan For the Period From January 1, 2003 Through December 31, 2007 (As Amended and Restated Effective as of December 1, 2007), is incorporated herein by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.83*
Amendment No. 1 to The Kitchen Collection, Inc. Long-Term Incentive Compensation Plan For the Period From January 1, 2003 Through December 31, 2007 (As Amended and Restated Effective as of December 1, 2007), is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on April 30, 2008, Commission File Number 1-9172.

10.84
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

10.85
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

10.87
Shareholders Agreement, dated January 20, 1988, among NACCO Industries, Inc. and the shareholders named therein is incorporated herein by reference to pages 98 through 108 of Exhibit 2 to the Company’s Current Report on Form 8-K, dated February 1, 1988, Commission File Number 1-9172.

10.88
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

10.89
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

10.92
Second Amendment to Credit Agreement, dated as of June 23, 2005, among Hamilton Beach/Proctor-Silex, Inc., the Lenders named therein and Wachovia Bank, as Agent, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on June 24, 2005, Commission File Number 1-9172.

10.93
Third Amendment to Credit Agreement, dated as of May 17, 2006, among Hamilton Beach/Proctor-Silex, Inc., the Lenders named therein and Wachovia Bank, as Agent, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on June 26, 2006, Commission File Number 1-9172.

10.94
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

10.95
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

10.96
First Amendment to Term Loan Credit Agreement, dated as of July 6, 2007, among Hamilton Beach/Proctor-Silex, Inc., the Lenders named therein and UBS AG, Stamford Branch as Administrative Agent, is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on August 6, 2007, Commission File Number 1-9172.

10.97*
The Hamilton Beach Brands, Inc. Excess Retirement Plan (Effective January 1, 2008), is incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.98*
The Hamilton Beach Brands, Inc. Long-Term Incentive Compensation Plan For the Period From January 1, 2003 Through December 31, 2007 (As Amended and Restated as of December 1, 2007), is incorporated herein by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.99*
Amendment No. 1 to The Hamilton Beach Brands, Inc. Long-Term Incentive Compensation Plan For the Period From January 1, 2003 Through December 31, 2007 (As Amended and Restated Effective as of December 1, 2007), is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on April 30, 2008, Commission File Number 1-9172.

10.100*
Consulting Agreement between Hamilton Beach Brands, Inc. and Michael J. Morecroft, dated November 10, 2009 (effective January 1, 2010) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on November 13, 2009, Commission File Number 1-9172.

10.101*
Amendment No. 2 to the Hamilton Beach Brands, Inc. Long-Term Incentive Compensation Plan for the Period from January 1, 2003 through December 31, 2007 (As Amended and Restated Effective as of December 1, 2007) is incorporated herein by reference to Exhibit 10.117 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, Commission File Number 1-9172.

10.102*
The Hamilton Beach Brands, Inc. 2010 Annual Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed by the Company on May 5, 2010, Commission File Number 1-9172.

10.103*
The Hamilton Beach Brands, Inc. Long-Term Incentive Compensation Plan (Effective January 1, 2010) (is incorporated herein by reference to Appendix C to NACCO's Definitive Proxy Statement, filed by the Company on March 26, 2010, Commission File Number 1-9172.

(21) Subsidiaries. A list of the subsidiaries of the Company is attached hereto as Exhibit 21.
(23) Consents of experts and counsel.

23.1	Consents of experts and counsel.
(24) Powers of Attorney.

24.1	A copy of a power of attorney for Owsley Brown II is attached hereto as Exhibit 24.1.
24.2	A copy of a power of attorney for Dennis W. LaBarre is attached hereto as Exhibit 24.2.
24.3	A copy of a power of attorney for Richard de J. Osborne is attached hereto as Exhibit 24.3.
24.4	A copy of a power of attorney for Michael E. Shannon is attached hereto as Exhibit 24.4.
24.5	A copy of a power of attorney for Britton T. Taplin is attached hereto as Exhibit 24.5.
24.6	A copy of a power of attorney for David F. Taplin is attached hereto as Exhibit 24.6.
24.7	A copy of a power of attorney for John F. Turben is attached hereto as Exhibit 24.7.
24.8	A copy of a power of attorney for Eugene Wong is attached hereto as Exhibit 24.8.
(31) Rule 13a-14(a)/15d-14(a) Certifications.

31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31(i)(1).
31(i)(2)	Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31(i)(2).
(32) Certification of Alfred M. Rankin, Jr. and Kenneth C. Schilling pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.
(99) Other exhibits not required to otherwise be filed. Audited Combined Financial Statements for the Unconsolidated Mines of The North American Coal Corporation, dated December 31, 2010, 2009 and 2008 with Report of Independent Registered Public Accounting Firm is attached hereto as Exhibit 99.

*	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.