Form 10-Q
period 2011-03-31
NACCO INDUSTRIES INC
filed 2011-05-04
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

YES ☐ NO ☑

Number of shares of Class A Common Stock outstanding at April 29, 2011: 6,797,271
Number of shares of Class B Common Stock outstanding at April 29, 2011: 1,595,811

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31 2011	DECEMBER 31 2010
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$249.8	$261.9
Accounts receivable, net	465.7	425.9
Inventories, net	485.2	447.4
Deferred income taxes	14.8	21.9
Prepaid expenses and other	44.2	33.4
Assets held for sale	23.7	23.7
Total Current Assets	1,283.4	1,214.2
Property, Plant and Equipment, Net	268.2	270.4
Coal Supply Agreement, Net	59.6	60.0
Long-term Deferred Income Taxes	5.0	5.2
Other Non-current Assets	111.0	108.5
Total Assets	$1,727.2	$1,658.3
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$422.8	$414.5
Revolving credit agreements - not guaranteed by the parent company	21.0	13.7
Current maturities of long-term debt - not guaranteed by the parent company	20.0	22.5
Accrued payroll	31.5	61.0
Deferred revenue	12.6	11.2
Other current liabilities	154.0	140.6
Total Current Liabilities	661.9	663.5
Long-term Debt - not guaranteed by the parent company	354.0	355.3
Pension and other Postretirement Obligations	71.2	77.8
Long-term Deferred Income Taxes	7.5	—
Other Long-term Liabilities	115.9	113.5
Total Liabilities	1,210.5	1,210.1
Stockholders' Equity
Common stock:
Class A, par value $1 per share, 6,797,071 shares outstanding (2010 - 6,737,199 shares outstanding)	6.8	6.8
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,596,011 shares outstanding (2010 - 1,596,093 shares outstanding)	1.6	1.6
Capital in excess of par value	23.4	22.6
Retained earnings	533.8	475.4
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	38.3	28.1
Deferred loss on cash flow hedging	(11.8)	(9.0)
Pension and postretirement plan adjustment	(76.2)	(78.1)
Total Stockholders' Equity	515.9	447.4
Noncontrolling Interest	0.8	0.8
Total Equity	516.7	448.2
Total Liabilities and Equity	$1,727.2	$1,658.3

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31
	2011	2010
	(In millions, except per share data)
Revenues	$745.5	$557.6
Cost of sales	608.9	451.9
Gross Profit	136.6	105.7
Earnings of unconsolidated mines	12.1	10.5
Operating Expenses
Selling, general and administrative expenses	113.4	93.9
Restructuring reversal	—	(1.9)
	113.4	92.0
Operating Profit	35.3	24.2
Other (income) expense
Interest expense	6.2	6.8
Applica settlement and litigation costs	(57.2)	2.4
Other	(0.7)	—
	(51.7)	9.2
Income Before Income Taxes	87.0	15.0
Income tax provision	24.2	3.4
Net Income	62.8	11.6
Net loss attributable to noncontrolling interest	—	0.1
Net Income Attributable to Stockholders	$62.8	$11.7

Comprehensive Income (Loss)	$72.1	$(4.8)

Basic Earnings per Share	$7.51	$1.41
Diluted Earnings per Share	$7.48	$1.40

Dividends per Share	$0.5225	$0.5175

Basic Weighted Average Shares Outstanding	8.363	8.321
Diluted Weighted Average Shares Outstanding	8.399	8.331

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31
	2011	2010
	(In millions)
Operating Activities
Net income	$62.8	$11.6
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation, depletion and amortization	11.5	12.9
Amortization of deferred financing fees	0.7	0.5
Deferred income taxes	12.2	2.8
Restructuring reversal	—	(1.9)
Other non-current liabilities	(4.5)	(16.5)
Other	3.2	(2.0)
Working capital changes:
Accounts receivable	(25.6)	(6.4)
Inventories	(30.4)	1.6
Other current assets	(11.8)	(7.5)
Accounts payable	(1.4)	3.7
Other current liabilities	(25.5)	(14.4)
Net cash used for operating activities - continuing operations	(8.8)	(15.6)
Net cash provided by operating activities - discontinued operations	—	0.1
Net cash used for operating activities	(8.8)	(15.5)

Investing Activities
Expenditures for property, plant and equipment	(6.2)	(4.7)
Other	0.4	(0.4)
Net cash used for investing activities	(5.8)	(5.1)

Financing Activities
Additions to long-term debt	3.3	2.7
Reductions of long-term debt	(7.2)	(6.2)
Net additions to revolving credit agreements	7.4	10.0
Cash dividends paid	(4.4)	(4.3)
Other	(0.1)	—
Net cash provided by (used for) financing activities	(1.0)	2.2

Effect of exchange rate changes on cash	3.5	(4.5)

Cash and Cash Equivalents
Decrease for the period	(12.1)	(22.9)
Balance at the beginning of the period	261.9	256.2
Balance at the end of the period	$249.8	$233.3

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	THREE MONTHS ENDED
	MARCH 31
	2011	2010
	(In millions, except per share data)
Stockholders' Equity:
Class A Common Stock	$6.8	$6.7

Class B Common Stock	1.6	1.6

Capital in Excess of Par Value
Beginning balance	22.6	16.1
Stock-based compensation	0.7	0.4
Shares issued under stock compensation plans	0.1	0.2
	23.4	16.7

Retained Earnings
Beginning balance	475.4	413.3
Net income attributable to stockholders	62.8	11.7
Cash dividends on Class A and Class B common stock:
2011 $0.5225 per share	(4.4)	—
2010 $0.5175 per share	—	(4.3)
	533.8	420.7

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(59.0)	(41.1)
Foreign currency translation adjustment	10.2	(7.4)
Sale of certain NMHG operations	—	(5.8)
Current period cash flow hedging activity	(4.7)	(2.3)
Reclassification of hedging activity into earnings	1.9	(2.4)
Reclassification of pension and postretirement plan activity into earnings	1.9	1.4
	(49.7)	(57.6)
Total Stockholders' Equity	515.9	388.1

Noncontrolling Interest
Beginning balance	0.8	0.5
Net loss	—	(0.1)
Total Noncontrolling Interest	0.8	0.4

Total Equity	$516.7	$388.5

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of March 31, 2011 and the results of its operations, cash flows and changes in equity for the three months ended March 31, 2011 and 2010 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements.

Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2011. Because the HBB and KC businesses are seasonal, a majority of revenues and operating profit typically occurs in the second half of the calendar year when sales of small electric household appliances to retailers and consumers increase significantly for the fall holiday-selling season. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Note 2 - Recently Issued Accounting Standards

Accounting Standards Adopted in 2011:

On January 1, 2011, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board ("FASB") on multiple-deliverable revenue arrangements. The guidance amends the criteria for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements. The adoption of the guidance did not have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.

Reclassifications: Certain amounts in the prior periods' unaudited condensed consolidated financial statements have been reclassified to conform to the current period's presentation.

Note 3 - Restructuring and Related Programs
During 2009, NMHG's management approved a plan to close its facility in Modena, Italy and consolidate its activities into NMHG's facility in Masate, Italy. These actions were taken to further reduce NMHG's manufacturing capacity to more appropriate levels. As a result, NMHG recognized a charge of approximately $5.6 million during 2009. Of this amount, $5.3 million related to severance and $0.3 million related to lease impairment. During 2010, $1.9 million of the accrual was reversed as a result of a reduction in the expected amount to be paid to former employees due to the finalization of an agreement with the Italian government. Severance payments of $0.2 million were made during the first three months of 2011. Payments related to this restructuring program are expected to continue through 2012. No further charges related to this plan are expected.
During 2008 and 2009, based on the decline in economic conditions, NMHG's management reduced its number of employees worldwide. As a result, NMHG recognized a charge of approximately $6.3 million in 2008 and $3.4 million in 2009 related to severance. During 2009, $1.1 million of the accrual was reversed as a result of a reduction in the expected amount paid to employees. Severance payments of $0.2 million were made during the first three months of 2011. Payments are expected to continue through 2011. No further charges related to this plan are expected.

Following is the detail of the cash charges related to the NMHG programs:

	Total charges expected to be incurred	Total charges incurred through December 31, 2010
NMHG Americas
Severance	$3.3	$3.3
NMHG Europe
Severance	$7.6	$7.6
Lease termination	0.3	0.3
	$7.9	$7.9
NMHG Other
Severance	$1.1	$1.1
Total charges	$12.3	$12.3

Following is the activity related to the liability for the NMHG programs. Amounts for severance expected to be paid within one year are included on the line “Accrued payroll” and amounts for severance expected to be paid after one year are included on the line “Other Long-term Liabilities” in the Unaudited Condensed Consolidated Balance Sheets.

Severance
Balance at January 1, 2011	$2.4
Payments	(0.4)
Foreign currency effect	0.1
Balance at March 31, 2011	$2.1

Note 4 - Inventories

Inventories are summarized as follows:

	MARCH 31 2011	DECEMBER 31 2010
Manufactured inventories:
Finished goods and service parts - NMHG	$173.0	$152.6
Raw materials and work in process - NMHG	198.7	171.8
Sourced inventories - HBB	78.2	84.7
Retail inventories - KC	54.8	59.3
Total inventories at FIFO	504.7	468.4
Coal - NACoal	15.4	10.9
Mining supplies - NACoal	12.1	11.4
Total inventories at weighted average	27.5	22.3
NMHG LIFO reserve	(47.0)	(43.3)
	$485.2	$447.4

The cost of certain manufactured inventories at NMHG, including service parts, has been determined using the last-in-first-out (“LIFO”) method. At March 31, 2011 and December 31, 2010, 32% and 33%, respectively, of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation. During the three months ended March 31, 2011 and 2010, reductions in LIFO inventories at NMHG resulted in liquidations of LIFO inventory layers carried at lower costs compared with current year purchases. The income statement effect of such liquidations on “Cost of sales” during the first three months of 2011 and 2010 was a benefit of $0.1 million and $0.8 million, respectively.

Note 5 - Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account subsidiary credit risk. At March 31, 2011, the fair value of revolving credit agreements and long-term debt, excluding capital leases, was $393.9 million compared with the book value of $394.7 million. At December 31, 2010, the fair value of revolving credit agreements and long-term debt, excluding capital leases, was $384.6 million compared with the book value of $391.2 million.

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

The Company uses interest rate swap agreements to partially reduce risks related to floating rate financing agreements that are subject to changes in the market rate of interest. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. The Company's interest rate swap agreements and its variable rate financings are predominately based upon the three-month and six-month LIBOR. Changes in the fair value of interest rate swap agreements that are effective as hedges are recorded in OCI. Deferred gains or losses are reclassified from OCI to the

Unaudited Condensed Consolidated Statements of Operations in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in interest expense. The ineffective portion of derivatives that are classified as hedges is immediately recognized in earnings and included on the line “Other” in the “Other (income) expense” section of the Unaudited Condensed Consolidated Statements of Operations.

Interest rate swap agreements and forward foreign currency exchange contracts held by the Company have been designated as hedges of forecasted cash flows. The Company does not currently hold any nonderivative instruments designated as hedges or any derivatives designated as fair value hedges.

The Company periodically enters into foreign currency exchange contracts that do not meet the criteria for hedge accounting. These derivatives are used to reduce the Company's exposure to foreign currency risk related to forecasted purchase or sales transactions or forecasted intercompany cash payments or settlements. Gains and losses on these derivatives are included on the line “Cost of sales” or “Other” in the “Other (income) expense” section of the Unaudited Condensed Consolidated Statements of Operations.

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

Foreign Currency Derivatives: NMHG and HBB held forward foreign currency exchange contracts with total notional amounts of $335.0 million and $15.0 million, respectively, at March 31, 2011, primarily denominated in euros, British pounds, Japanese yen, Australian dollars, Canadian dollars, Swedish kroner, Mexican pesos and Brazilian Real. NMHG and HBB held forward foreign currency exchange contracts with total notional amounts of $338.1 million and $16.5 million, respectively, at December 31, 2010, primarily denominated in euros, British pounds, Japanese yen, Australian dollars, Brazilian Real, Canadian dollars, Swedish kroner and Mexican pesos. The fair value of these contracts approximated a net liability of $6.5 million and $2.4 million at March 31, 2011 and December 31, 2010, respectively.

Forward foreign currency exchange contracts that qualify for hedge accounting are used to hedge transactions expected to occur within the next twelve months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at March 31, 2011, $4.3 million of the amount included in OCI at March 31, 2011 is expected to be reclassified as expense into the Consolidated Statement of Operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: NMHG and HBB have interest rate swap agreements that hedge interest payments on their term loan agreements. The following table summarizes the notional amounts, related rates and remaining terms of active interest rate swap agreements at March 31, 2011 and December 31, 2010:

	Notional Amount		Average Fixed Rate
	MARCH 31 2011	DECEMBER 31 2010	MARCH 31 2011	DECEMBER 31 2010	Remaining Term at March 31, 2011
NMHG	$206.5	$206.5	4.5%	4.5%	Various, extending to May 2012
HBB	$65.0	$65.0	4.6%	4.6%	Various, extending to May 2012

In addition to the interest rate swap agreements reflected in the table, at March 31, 2011, NMHG holds certain contracts that begin on various dates starting in May 2011 and extend to various dates through February 2013. These contracts increase the notional amount to $311.0 million at March 31, 2011, but the amount outstanding at any one time will not exceed the balance of the NMHG term loan agreement. In addition to the interest rate swap agreements reflected in the table, at March 31, 2011, HBB holds certain contracts that begin on various dates starting in June 2011 and extend to various dates through June 2013. These contracts increase the notional amount to $115.0 million at March 31, 2011, but the amount outstanding at any one time will not exceed the balance of the HBB term loan agreement. The fair value of all interest rate swap agreements was a net liability of $14.6 million and $16.3 million at March 31, 2011 and December 31, 2010, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at March 31, 2011, $6.4 million of the amount included in OCI is expected to be reclassified as expense into the Consolidated

Statement of Operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements. The interest rate swap agreements held by NMHG and HBB on March 31, 2011 are expected to continue to be effective as hedges.

The following table summarizes the fair value of derivative instruments reflected on a gross basis at March 31, 2011 and December 31, 2010 as recorded in the Unaudited Condensed Consolidated Balance Sheets:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	2011	2010	Balance Sheet Location	2011	2010
Derivatives designated as hedging instruments
Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$3.8	$4.7
Long-term	Other long-term liabilities	—	—	Other long-term liabilities	10.8	11.6
Foreign currency exchange contracts
Current	Prepaid expenses and other	0.2	1.3	Prepaid expenses and other	0.2	1.2
	Other current liabilities	1.5	1.7	Other current liabilities	6.8	1.7
Total derivatives designated as hedging instruments		$1.7	$3.0		$21.6	$19.2
Derivatives not designated as hedging instruments
Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$—	$—
Foreign currency exchange contracts
Current	Prepaid expenses and other	0.1	0.5	Prepaid expenses and other	0.1	0.3
	Other current liabilities	1.7	0.6	Other current liabilities	2.9	3.3
Total derivatives not designated as hedging instruments		$1.8	$1.1		$3.0	$3.6
Total derivatives		$3.5	$4.1		$24.6	$22.8

The following table summarizes the pre-tax impact of derivative instruments for the three months ended March 31 as recorded in the Unaudited Condensed Consolidated Statements of Operations:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	THREE MONTHS			THREE MONTHS			THREE MONTHS
Derivatives in Cash Flow Hedging Relationships	2011	2010		2011	2010		2011	2010
Interest rate swap agreements	$(0.3)	$(2.3)	Interest expense	$(2.8)	$(2.9)	N/A	$—	$—
Foreign currency exchange contracts	(3.9)	(1.4)	Cost of sales	0.2	4.2	N/A	—	—
Total	$(4.2)	$(3.7)		$(2.6)	$1.3		$—	$—

							Amount of Gain or (Loss) Recognized in Income on Derivative
							THREE MONTHS
Derivatives Not Designated as Hedging Instruments						Location of Gain or (Loss) Recognized in Income on Derivative	2011	2010
Interest rate swap agreements						Other	$—	$0.2
Foreign currency exchange contracts						Cost of Sales or Other	(2.9)	(0.2)
Total							$(2.9)	$—

Note 6 - Unconsolidated Subsidiaries

Eight of NACoal's wholly owned subsidiaries, The Coteau Properties Company, The Falkirk Mining Company, The Sabine Mining Company, (collectively, the "project mining subsidiaries"), Demery Resources Company, LLC (“Demery”), Caddo Creek Resources Company, LLC (“Caddo Creek”), Camino Real Fuels, LLC (“Camino Real”), Liberty Fuels Company, LLC (“Liberty”) and NoDak Energy Services, LLC ("NoDak") each meet the definition of a variable interest entity. The contracts with the project mining subsidiaries' utility customers allow each mine to sell lignite coal at a price based on actual cost plus an agreed pre-tax profit per ton. The project mining subsidiaries are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed. The obligations of the project mining subsidiaries are without recourse to NACCO and NACoal. Demery, Caddo Creek, Camino Real, Liberty and NoDak were formed during 2008 and 2009. Demery, Caddo Creek, Camino Real and Liberty were formed to develop, construct and operate surface mines under long-term contracts. NoDak was formed to operate and maintain a coal processing facility. The contracts with the customers of these operations allow for reimbursement of all costs plus a management fee. The taxes resulting from the earnings of these eight entities are solely the responsibility of the Company. Although NACoal owns 100% of the equity and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities or absorb any expected losses without additional support from the customers. The customers have a controlling financial interest and have the power to direct the activities that most significantly affect the economic performance of the entities. As a result, NACoal is not the primary beneficiary and therefore does not consolidate these entities' financial position or results of operations. The pre-tax income from the unconsolidated operations is reported on the line “Earnings of unconsolidated mines” in the Unaudited Condensed Consolidated Statements of Operations, with related taxes included in the provision for income taxes. The Company has included the pre-tax earnings of the unconsolidated operations above operating profit as they are an integral component of the Company's business and operating results. The investment in the unconsolidated operations and related tax asset was $24.0 million and $21.6 million at March 31, 2011 and December 31, 2010, respectively, and is included on the line “Other Non-current Assets” in the Unaudited Condensed Consolidated Balance Sheets. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $4.0 million and $5.0 million at March 31, 2011 and December 31, 2010, respectively.

Summarized financial information for the unconsolidated operations is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2011	2010
Revenues	$114.3	$111.8
Gross profit	$19.1	$17.9
Income before income taxes	$12.1	$10.5
Income from continuing operations	$9.3	$8.1
Net income	$9.3	$8.1

Note 7 - Equity Investments

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

NMHG has a 50% ownership interest in Sumitomo NACCO Materials Handling Company, Ltd. (“SN”), a limited liability company which was formed primarily to manufacture and distribute Sumitomo-Yale lift trucks in Japan and export Hyster®- and Yale®-branded lift trucks and related components and service parts outside of Japan. NMHG purchases products from SN under normal trade terms based on current market prices. NMHG's ownership in SN is also accounted for using the equity method of accounting.

The Company's percentage share of the net income or loss from its equity investments in NFS and SN is reported on the line “Other” in the “Other (income) expense” section of the Unaudited Condensed Consolidated Statements of Operations. The Company's equity investments are included on the line “Other Non-current Assets” in the Unaudited Condensed Consolidated Balance Sheets. At March 31, 2011 and December 31, 2010, NMHG's investment in NFS was $10.8 million and $12.1 million, respectively, and NMHG's investment in SN was $30.6 million and $30.3 million, respectively.

Summarized financial information for these two NMHG equity investments is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2011	2010
Revenues	$96.2	$76.4
Gross profit	$30.3	$22.0
Income (loss) from continuing operations	$5.1	$(1.0)
Net income (loss)	$5.1	$(1.0)

Note 8 - Contingencies

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

Note 9 - Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, NMHG provides guarantees of the residual values of lift trucks or recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which NMHG is providing a guarantee generally range from one to five years. Total guarantees and amounts subject to standby recourse or repurchase obligations at March 31, 2011 and December 31, 2010 were $208.7 million and $193.3 million, respectively. As of March 31, 2011, losses anticipated under the terms of the guarantees, standby recourse or repurchase obligations were $5.1 million and reserves have been provided for such losses based on historical experience in the accompanying unaudited condensed consolidated financial statements. NMHG generally retains a security interest in the related assets financed such that, in the event NMHG would become obligated under the terms of the guarantees, standby recourse or repurchase obligations, NMHG would take title to the assets financed. The fair value of collateral held at March 31, 2011 was approximately $236.3 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities in which it has provided guarantees, standby recourse or repurchase obligations. As of March 31, 2011, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, based upon the economic environment, there can be no assurance that the risk may not increase in the future. In addition, NMHG has an agreement with GECC to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $39.3 million of guarantees for these certain eligible dealers are limited to 7.5% of their original loan balance, or $11.0 million as of March 31, 2011. The $39.3 million is included in the $208.7 million of total amounts subject to guarantees, standby recourse or repurchase obligations at March 31, 2011.

Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within GECC may necessitate providing guarantees, standby recourse or repurchase obligations of the lift trucks purchased by customers and financed through NFS. At March 31, 2011, approximately $123.1 million of the Company's total guarantees, standby recourse or repurchase obligations of $208.7 million related to transactions with NFS. In addition, in connection with the joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS' debt with GECC, such that NMHG would become liable under the terms of NFS' debt agreements with GECC in the case of default by NFS. At March 31, 2011, the amount of NFS' debt guaranteed by NMHG was $150.1 million. NFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.

Note 10 - Product Warranties

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

In addition, NMHG sells separately-priced extended warranty agreements which provide a warranty for an additional two to five years or up to 2,400 to 10,000 hours. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which NMHG does business. Revenue received for the sale of extended warranty contracts is deferred and recognized in the same manner as the costs incurred to perform under the warranty contracts.

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2011
Balance at January 1	$40.0
Warranties issued	9.0
Settlements made	(8.4)
Foreign currency effect	0.7
Balance at March 31	$41.3

Note 11 - Income Taxes

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

A reconciliation of the Company's consolidated federal statutory and effective income tax is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2011	2010
Income before income taxes:	$87.0	$15.0
Statutory taxes at 35%	$30.5	$5.3
Interim adjustment	—	0.8
Discrete items:
NMHG sale of foreign investments	—	(2.0)
Other	0.1	0.4
	0.1	(1.6)
Other permanent items:
Foreign tax rate differential	(3.8)	(0.8)
NACoal percentage depletion	(2.8)	(1.3)
Valuation allowance	(1.5)	0.7
Other	1.7	0.3
	(6.4)	(1.1)
Income tax provision	$24.2	$3.4
Effective income tax rate	27.8%	22.7%

During the first three months of 2010, NMHG sold an investment in a subsidiary in Australia. Due to the difference between the book basis and tax basis of the investment in the subsidiary, the Company recognized a tax benefit related to the sale during the first three months of 2010.

Note 12 - Retirement Benefit Plans

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

The Company also maintains health care and life insurance plans that provide benefits to a limited number of eligible retired employees. These plans have no assets. Under the Company's current policy, plan benefits are funded at the time they are due to participants.

The components of pension and postretirement (income) expense are set forth below:

	THREE MONTHS ENDED
	MARCH 31
	2011	2010
U.S. Pension
Service cost	$—	$—
Interest cost	1.8	2.1
Expected return on plan assets	(2.3)	(2.2)
Amortization of actuarial loss	1.3	1.2
Amortization of prior service credit	(0.1)	(0.1)
Total	$0.7	$1.0
Non-U.S. Pension
Service cost	$0.5	$0.4
Interest cost	1.9	1.8
Expected return on plan assets	(2.4)	(2.2)
Amortization of actuarial loss	1.0	0.8
Total	$1.0	$0.8
Postretirement
Service cost	$—	$—
Interest cost	0.1	0.1
Total	$0.1	$0.1

Note 13 - Business Segments

NACCO is a holding company with the following principal subsidiaries: NMHG, HBB, KC and NACoal. See Note 1 for a discussion of the Company's industries and product lines. NACCO's non-operating segment, NACCO and Other, includes the accounts of the parent company and Bellaire Corporation.

The Company has reportable segments for the following three management units: NMHG Americas, NMHG Europe and NMHG Other. NMHG Americas includes its operations in the United States, Canada, Mexico, Brazil and Latin America. NMHG Europe includes its operations in Europe, the Middle East and Africa. NMHG Other includes NMHG's corporate headquarters, its remaining wholly owned dealership and its immaterial operating segments, which include operations in the Asia-Pacific region. Certain amounts are allocated to these geographic management units and are included in the segment results presented below, including product development costs, corporate headquarters expenses, information technology infrastructure costs and NACCO management fees, which are determined by NMHG's corporate headquarters and not directly incurred by the geographic operations. In addition, other costs are incurred directly by these geographic management units based upon the location of the manufacturing plant or sales units, including manufacturing variances, product liability, warranty and sales discounts, which may not be associated with the geographic management unit of the ultimate end user sales location where revenues and margins are reported. Therefore, the reported results of each NMHG segment cannot be considered stand-alone entities as all NMHG reportable segments are inter-related and integrate into a single global NMHG business.

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

	THREE MONTHS ENDED
	MARCH 31
	2011	2010
Revenues from external customers
NMHG
NMHG Americas	$358.6	$228.3
NMHG Europe	174.1	91.0
NMHG Other	53.9	56.1
	586.6	375.4
HBB	100.6	102.6
KC	40.9	42.8
NACoal	17.9	37.6
NACCO and Other	—	—
Eliminations	(0.5)	(0.8)
Total	$745.5	$557.6

Operating profit (loss)
NMHG
NMHG Americas	$22.3	$5.9
NMHG Europe	5.7	(1.4)
NMHG Other	2.4	5.8
	30.4	10.3
HBB	3.3	7.4
KC	(5.4)	(2.9)
NACoal	9.5	11.0
NACCO and Other	(2.5)	(1.7)
Eliminations	—	0.1
Total	$35.3	$24.2
Net income (loss) attributable to stockholders
NMHG
NMHG Americas	$16.4	$2.5
NMHG Europe	5.3	(1.8)
NMHG Other	0.6	7.3
	22.3	8.0
HBB	1.0	3.4
KC	(3.3)	(1.8)
NACoal	7.1	8.1
NACCO and Other	34.7	(3.0)
Eliminations	1.0	(3.0)
Total	$62.8	$11.7

Note 14 - Other Events and Transactions

NACoal: NACoal expects to sell $22.8 million of assets, primarily a dragline, to Mississippi Power Company upon the resolution of certain contingencies. The sale of these assets is expected to occur in 2011. As a result, these assets have been classified as held for sale in the Unaudited Condensed Consolidated Balance Sheet at March 31, 2011 and December 31, 2010.
NACCO and Other: In 2006, the Company initiated litigation in the Delaware Chancery Court against Applica Incorporated ("Applica") and individuals and entities affiliated with Applica's shareholder, Harbinger Capital Partners Master Fund, Ltd. The litigation alleged a number of contract and tort claims against the defendants related to the failed transaction with Applica, which had been previously announced. On February 14, 2011, the parties to this litigation entered into a settlement agreement. The settlement agreement provided for, among other things, the payment of $60 million to the Company and dismissal of the lawsuit with prejudice. The payment was received in February 2011.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Please refer to the discussion of the Company's Critical Accounting Policies and Estimates as disclosed on pages 39 through 42 in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. The Company's Critical Accounting Policies and Estimates have not materially changed from December 31, 2010.

NACCO MATERIALS HANDLING GROUP

FINANCIAL REVIEW

The results of operations for NMHG were as follows for the three months ended March 31:

	THREE MONTHS
	2011	2010
Revenues
Americas	$358.6	$228.3
Europe	174.1	91.0
Other	53.9	56.1
	$586.6	$375.4
Operating profit
Americas	$22.3	$5.9
Europe	5.7	(1.4)
Other	2.4	5.8
	$30.4	$10.3
Interest expense	$3.9	$4.1
Other (income) expense	$(1.1)	$(0.1)
Net income attributable to stockholders	$22.3	$8.0
Effective income tax rate	19.2%	(a)

(a)	The effective income tax rate is not meaningful.

See discussion of the consolidated effective income tax rate in Note 11 of the unaudited condensed consolidated financial statements.

First Quarter of 2011 Compared with First Quarter of 2010

The following table identifies the components of change in revenues for the first quarter of 2011 compared with the first quarter of 2010:

Revenues
2010	$375.4
Increase (decrease) in 2011 from:
Unit volume and product mix	209.8
Parts	9.3
Price	8.6
Foreign currency	4.3
Sale of certain operations	(16.2)
Other	(4.6)
2011	$586.6

Revenues increased 56.3% to $586.6 million in the first quarter of 2011 compared with $375.4 million in the first quarter of 2010, primarily as a result of a significant increase in unit volume in all geographic markets as well as an increase in parts volume and the favorable effect of unit price increases implemented in late 2010 in the Americas and Europe. The increase was slightly offset by the sale of certain retail and rental operations in Australia and Europe in 2010. Worldwide new unit shipments increased in the first quarter of 2011 to 19,375 from shipments of 11,128 in the first quarter of 2010.

The following table identifies the components of change in operating profit for the first quarter of 2011 compared with the first quarter of 2010:

Operating Profit
2010	$10.3
Restructuring programs	(1.9)
8.4
Increase (decrease) in 2011 from:
Gross profit	51.1
Other selling, general and administrative expenses	(19.6)
Foreign currency	(6.8)
Other	(2.7)
2011	$30.4

NMHG recognized operating profit of $30.4 million in the first quarter of 2011 compared with $10.3 million in the first quarter of 2010. The increase was primarily due to improved gross profit as a result of higher sales volumes on units and parts, lower manufacturing variances due to higher production levels in 2011, the favorable effect of price increases and an increase in the sales of higher margin units, primarily in the Americas, partially offset by increased material costs. The increase in gross profit was partially offset by higher selling, general and administrative expenses, primarily as a result of higher employee-related expenses resulting from the full restoration in 2011 of compensation and benefits, and an unfavorable change in foreign currency primarily from the absence of deferred gains on foreign currency exchange contracts recognized in earnings during 2010.

NMHG recognized net income attributable to stockholders of $22.3 million in the first quarter of 2011 compared with $8.0 million in the first quarter of 2010. The increase was primarily a result of the improvement in operating profit partially offset by higher income tax expense from a movement toward a more normal effective income tax rate.

Backlog

NMHG's worldwide backlog level was approximately 24,800 units at March 31, 2011 compared with approximately 16,900 units at March 31, 2010 and approximately 23,000 units at December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the three months ended March 31:

	2011	2010	Change
Operating activities:
Net income	$22.3	$7.9	$14.4
Depreciation and amortization	8.0	9.0	(1.0)
Other	1.4	(8.4)	9.8
Working capital changes:
Accounts receivable	(60.6)	(29.4)	(31.2)
Inventories	(36.2)	(6.5)	(29.7)
Accounts payable and other liabilities	28.4	21.0	7.4
Other	1.4	19.8	(18.4)
Net cash provided by (used for) operating activities	(35.3)	13.4	(48.7)

Investing activities:
Expenditures for property, plant and equipment	(2.8)	(1.0)	(1.8)
Other	0.2	0.1	0.1
Net cash used for investing activities	(2.6)	(0.9)	(1.7)

Cash flow before financing activities	$(37.9)	$12.5	$(50.4)

Net cash provided by (used for) operating activities decreased $48.7 million in the first quarter of 2011 compared with the first quarter of 2010 primarily as a result of the change in working capital, partially offset by the improvement in net income and the change in other operating activities. During 2010 and 2011, working capital was significantly affected as sales began to recover from the low levels experienced in 2009 and, as a result, accounts receivable, inventory and accounts payable increased. The other working capital change was primarily the result of a decrease in intercompany tax receivables mainly due to improved operating results. The increase in other operating activities was due primarily to the non-cash effect of the release of deferred gains on foreign currency exchange contracts into earnings during 2010.

Net cash used for investing activities increased primarily as a result of an increase in expenditures for property, plant and equipment in the first quarter of 2011 compared to the first quarter of 2010.

	2011	2010	Change
Financing activities:
Net reductions of long-term debt and revolving credit agreements	$(3.1)	$(3.7)	$0.6
Cash dividends paid to NACCO	(5.0)	(5.0)	—
Net cash used for financing activities	$(8.1)	$(8.7)	$0.6

The decrease in net cash used for financing activities during the first quarter of 2011 compared with the first quarter of 2010 was primarily due to a lower net reduction of long-term debt and revolving credit agreements.

Financing Activities
NMHG's primary financing is provided by a $150.0 million secured floating-rate revolving credit facility (the “NMHG Facility”) and a term loan facility (the “NMHG Term Loan”). The obligations under the NMHG Facility are secured by a first lien on the cash and cash equivalents, accounts receivable and inventory of NMHG. The approximate book value of NMHG's assets held as collateral under the NMHG Facility was $610 million as of March 31, 2011.

The maximum availability under the NMHG Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the NMHG Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the NMHG Facility. A portion of the availability can be denominated in British pounds or euros. Borrowings bear interest at a floating rate which can be a base rate or LIBOR (London Interbank Offered Rate) plus a margin. The applicable margins, effective March 31, 2011, for domestic base rate loans and LIBOR loans were 2.25% and 3.25%, respectively. The applicable margin, effective March 31, 2011, for foreign overdraft loans was 3.50%. The NMHG Facility also requires the payment of a fee of 0.75% per annum on the unused commitment.

At March 31, 2011, the excess availability under the NMHG Facility was $132.6 million, which reflects reductions of $10.0 million for an excess availability requirement and $7.4 million for letters of credit. If commitments or availability under these facilities are increased, availability under the NMHG Facility will be reduced.

There were no borrowings outstanding under the NMHG Facility at March 31, 2011. The domestic and foreign floating rates of interest applicable to the NMHG Facility on March 31, 2011 were 5.50% and a range of 3.50% to 4.50%, respectively, including the applicable floating rate margin. The NMHG Facility expires in June 2014.

The NMHG Facility includes restrictive covenants, which, among other things, limit the payment of dividends to NACCO. Subject to achieving availability thresholds, dividends to NACCO are limited to the larger of $5.0 million or 50% of the preceding year's net income for NMHG. The NMHG Facility also requires NMHG to maintain a minimum excess availability during the term of the agreement and achieve a maximum leverage ratio and a minimum fixed charge coverage ratio, in certain circumstances, as defined in the NMHG Facility. At March 31, 2011, NMHG was in compliance with the covenants in the NMHG Facility.

During 2006, NACCO Materials Handling Group, Inc. (“NMHG Inc.”), a wholly owned subsidiary of NMHG, entered into the NMHG Term Loan that provided for term loans up to an aggregate principal amount of $225.0 million, which mature in 2013. The term loans require quarterly payments in an amount equal to 1% of the original principal per year for the first six years, with the remaining balance to be paid in four equal installments in the seventh year. At March 31, 2011, there was $214.4 million outstanding under the NMHG Term Loan.

Borrowings under the NMHG Term Loan are guaranteed by NMHG and substantially all of NMHG's domestic subsidiaries. The obligations of the guarantors under the NMHG Term Loan are secured by a first lien on all of the domestic machinery, equipment and real property owned by NMHG Inc. and each guarantor and a second lien on all of the collateral securing the obligations of NMHG under the NMHG Facility. The approximate book value of NMHG's assets held as collateral under the NMHG Term Loan was $700 million as of March 31, 2011, which includes the book value of the assets securing the NMHG Facility.

Outstanding borrowings under the NMHG Term Loan bear interest at a variable rate that, at NMHG Inc.'s option, will be either LIBOR or a floating rate, as defined in the NMHG Term Loan, plus an applicable margin. The applicable margin is subject to adjustment based on a leverage ratio. The weighted average interest rate on the amount outstanding under the NMHG Term Loan at March 31, 2011 was 2.10%.

In addition to the amount outstanding under the NMHG Term Loan, NMHG had borrowings of approximately $17.0 million at March 31, 2011 under various foreign working capital facilities.

The NMHG Term Loan includes restrictive covenants, which, among other things, limit the payment of dividends to NACCO. Subject to achieving availability thresholds, dividends to NACCO are limited to the larger of $5.0 million or 50% of the preceding year's net income for NMHG. The NMHG Term Loan also requires NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum leverage ratio and minimum fixed charge coverage ratio tests. At March 31, 2011, NMHG was in compliance with the covenants in the NMHG Term Loan.

NMHG believes funds available from cash on hand, the NMHG Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments during the next twelve months and until the expiration of the NMHG Facility in June 2014.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2010 there have been no significant changes in the total amount of NMHG's contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported on page 51 in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Capital Expenditures

Expenditures by NMHG for property, plant and equipment were $2.8 million during the first quarter of 2011. Capital expenditures are estimated to be an additional $28.4 million for the remainder of 2011. Planned expenditures for the remainder of 2011 are primarily for product development and improvements to NMHG's facilities and information technology infrastructure. The principal sources of financing for these capital expenditures will be internally generated funds and bank borrowings.

Capital Structure

NMHG's capital structure is presented below:

	MARCH 31 2011	DECEMBER 31 2010	Change
Cash and cash equivalents	$127.0	$169.5	$(42.5)
Other net tangible assets	366.2	296.5	69.7
Net assets	493.2	466.0	27.2
Total debt	(231.4)	(234.5)	3.1
Total equity	$261.8	$231.5	$30.3
Debt to total capitalization	47%	50%	(3)%

The $69.7 million increase in other net tangible assets during the first quarter of 2011 was primarily attributable to higher accounts receivable from increased revenue and an increase in inventory as a result of higher demand. The increase was partially offset by an increase in accounts payable to fund the higher levels of inventory.

Total equity increased $30.3 million in the first quarter of 2011 as a result of $22.3 million of net income attributable to stockholders and an $8.0 million decrease in accumulated other comprehensive loss during the first quarter of 2011.

OUTLOOK

NMHG expects global market levels for units and parts volumes to continue to improve in all markets in 2011 compared with 2010, particularly in the Americas, with more significant growth in the second half of the year. As a result, NMHG expects increased bookings in 2011 compared with 2010 but with declining comparative increases each quarter over the prior year quarter because the 2010 quarters became increasingly stronger as the year progressed. Unit shipment levels and parts volume are also expected to continue to improve in 2011.

NMHG will continue to monitor ongoing market improvements and adjust manufacturing levels as necessary. Currently, NMHG does not anticipate significant supply chain constraints or disruptions, despite earthquake-related events in Japan. The vast majority of NMHG's supplier plants are not in the affected areas. Nevertheless, NMHG will continue to monitor this situation closely. Further, recognizing that the safety of NMHG's employees is of paramount importance, NMHG has been in continuing contact with the personnel of its joint venture, Sumitomo NACCO Materials Handling, in Japan. None of NMHG's employees have been injured by the earthquake-induced events.

Despite the stronger lift truck markets, operating expenses are expected to be higher in 2011 compared with 2010, but at a decreasing rate each quarter, as a result of a larger workforce than in 2010 and the full restoration in 2011 of compensation and benefits, which were gradually restored over the course of 2010.

NMHG anticipates material costs, particularly steel, to continue to increase in 2011 compared with 2010. However, product price increases were announced in 2010 and in the first quarter of 2011, which, in combination with additional increases anticipated during 2011, are expected over time to offset the effect of increased commodity costs.

NMHG's new electric-rider, warehouse, internal combustion engine and big truck product development programs are progressing as planned. The new electric-rider lift truck program is bringing a full line of newly designed products to market. NMHG is expected to introduce the remainder of its new electric lift truck line in 2011, with the launch of four additional series of electric-rider lift trucks in late 2011. NMHG also introduced new internal combustion engine lift truck models aimed at the medium-duty segment of the Americas market in July 2010 and expects to introduce one in Europe in mid-2011. The remaining products in this series are expected to be rolled out by 2013. NMHG also expects to introduce a new light-duty internal combustion engine series of lift trucks beginning in 2011. Finally, NMHG expects to introduce a new 12-ton big truck in mid-2011. All of these new products are expected to help improve revenues and enhance operating margins.

Overall, net income is expected to increase in 2011 compared with 2010 as a result of a substantial improvement in volume. However, deferred gains on foreign currency contracts which favorably affected 2010 results are not expected to recur in 2011 and the effective income tax rate is expected to be higher in 2011 than in 2010. Also, despite additional volume, quarterly earnings for the remaining quarters of 2011 are expected to be substantially lower than the first quarter, and have smaller improvements over prior year earnings as a result of increased material costs, which are not expected to be fully offset by additional price increases, increased manufacturing overhead and increased selling, general and administrative expenses as a result of gradually increasing employee-related costs throughout 2010. In addition, the first quarter of 2011 included benefits from lower warranty rates and favorable foreign currency exchange rates which are not expected to recur throughout the remainder of 2011. Cash flow before financing activities for the full year 2011 is expected to be higher than in 2010.

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

FINANCIAL REVIEW

The results of operations for HBB were as follows for the three months ended March 31:

	THREE MONTHS
	2011	2010
Revenues	$100.6	$102.6
Operating profit	$3.3	$7.4
Interest expense	$1.6	$1.8
Net income	$1.0	$3.4
Effective income tax rate	41.2%	39.3%

First Quarter of 2011 Compared with First Quarter of 2010

The following table identifies the components of change in revenues for the first quarter of 2011 compared with the first quarter of 2010:

Revenues
2010	$102.6
Increase (decrease) in 2011 from:
Average sales price	(2.0)
Unit volume and product mix	(0.9)
Foreign currency	0.9
2011	$100.6

Revenues decreased 1.9% to $100.6 million in the first quarter of 2011 compared with $102.6 million in the first quarter of 2010 primarily due to lower prices on comparable products sold and a decrease in sales volumes, primarily in the U.S. consumer retail market. The decrease was partially offset by improved international and commercial sales and favorable foreign currency movements during the first quarter of 2011 compared with the first quarter of 2010.

The following table identifies the components of change in operating profit for the first quarter of 2011 compared with the first quarter of 2010:

Operating Profit
2010	$7.4
Increase (decrease) in 2011 from:
Gross profit	(5.5)
Foreign currency	1.4
2011	$3.3

HBB's operating profit decreased to $3.3 million in the first quarter of 2011 compared with $7.4 million in the first quarter of 2010. Operating profit declined primarily as a result of margin compression on most of its product lines. The decrease in operating profit was partially offset by favorable foreign currency movements.

HBB recognized net income of $1.0 million in the first quarter of 2011 compared with $3.4 million in the first quarter of 2010 primarily due to the factors affecting operating profit.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the three months ended March 31:

	2011	2010	Change
Operating activities:
Net income	$1.0	$3.4	$(2.4)
Depreciation and amortization	0.6	0.5	0.1
Other	3.0	(5.3)	8.3
Working capital changes	(5.2)	14.8	(20.0)
Net cash provided by (used for) operating activities	(0.6)	13.4	(14.0)

Investing activities:
Expenditures for property, plant and equipment	(0.4)	(0.4)	—
Net cash used for investing activities	(0.4)	(0.4)	—

Cash flow before financing activities	$(1.0)	$13.0	$(14.0)

Net cash provided by (used for) operating activities decreased $14.0 million primarily due to the change in working capital and the decrease in net income in the first quarter of 2011 compared with the first quarter of 2010, partially offset by the change in other operating activities. The change in working capital was primarily the result of a larger decrease in accounts payable during the first quarter of 2011 compared with the first quarter of 2010 primarily as a result of higher inventory levels at the end of the 2010 holiday selling season compared with the prior year. The change in other operating activities was primarily due to pension contributions made in the first quarter of 2010.

	2011	2010	Change
Financing activities:
Reductions to long-term debt and revolving credit agreements	$(0.3)	$(0.3)	$—
Net cash used for financing activities	$(0.3)	$(0.3)	$—

Financing Activities
HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires July 2012. The obligations under the HBB Facility are secured by a first lien on the accounts receivable and inventory of HBB and a second lien on all of the other assets of HBB. The approximate book value of HBB's assets held as collateral for the first and second lien under the HBB Facility was $215 million as of March 31, 2011.

The HBB Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable, as defined in the HBB Facility. Adjustments to reserves, including derivative reserves, will also change the eligible borrowing base. A portion of the availability is denominated in Canadian dollars to provide funding to HBB's Canadian subsidiary. Borrowings bear interest at a floating rate, which can be either a base rate, LIBOR or bankers' acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective March 31, 2011, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.00%, respectively. The applicable margins, effective March 31, 2011, for base rate and bankers' acceptance loans denominated in Canadian dollars were 0.50% and 1.00%, respectively. The HBB Facility also requires a fee of 0.20% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on average excess availability.

At March 31, 2011, the borrowing base under the HBB Facility was $79.4 million. There were no borrowings outstanding under the HBB Facility at March 31, 2011. The floating rate of interest applicable to the HBB Facility at March 31, 2011 was 1.30% including the floating rate margin.

The HBB Facility includes restrictive covenants that, among other things, set limitations on additional indebtedness (other than indebtedness under the HBB Facility and HBB Term Loan (defined below)), investments, asset sales and the payment of dividends to NACCO. Subject to achieving availability thresholds, annual dividends to NACCO are limited to $5.0 million plus 50% of HBB's net income since the effective date of the amendment to the HBB Facility in 2007. The HBB Facility also requires HBB to meet minimum fixed charge ratio tests in certain circumstances. At March 31, 2011, HBB was in compliance with the covenants in the HBB Facility.

During 2007, HBB entered into a term loan agreement (the “HBB Term Loan”) that provided for term loans up to an aggregate principal amount of $125.0 million. Borrowings outstanding under the HBB Term Loan were $114.6 million at March 31, 2011. The term loans require quarterly principal payments in an amount equal to 1% of the original principal amount per year for the term of the loan, with the remaining balance to be paid at maturity in May 2013. Prior to maturity, the term loans are subject to mandatory prepayments from the proceeds of the issuance of certain indebtedness, certain asset sales and 50% of excess cash flow, as defined in the HBB Term Loan. The obligations of HBB under the HBB Term Loan are secured by a second lien on accounts receivable and inventory and a first lien on all of the other assets of HBB. The approximate book value of HBB's assets held as collateral for the first and second lien under the HBB Term Loan was $215 million as of March 31, 2011.

The term loans bear interest at a floating rate that, at HBB's option, can be either a base rate or LIBOR, as defined in the HBB Term Loan, plus an applicable margin. The applicable margins, effective March 31, 2011, for base rate loans and LIBOR loans were 1.25% and 2.25%, respectively. The applicable margins are subject to quarterly adjustment based on a leverage ratio. The weighted average interest rate on the amount outstanding under the HBB Term Loan was 2.32% at March 31, 2011.

The HBB Term Loan contains restrictive covenants substantially similar to those in the HBB Facility that, among other things, limit the amount of dividends HBB may declare and pay and the incurrence of indebtedness (other than indebtedness under the HBB Facility). Dividends to NACCO are limited to $5.0 million plus 50% of HBB's net income since the closing date of the HBB Term Loan in 2007. The HBB Term Loan also requires HBB to meet certain financial tests, including, but not limited to, maximum total leverage ratio and minimum fixed charge coverage ratio tests. At March 31, 2011, HBB was in compliance with the covenants in the HBB Term Loan.

HBB believes funds available from cash on hand, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the HBB Facility expires in July 2012.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2010, there have been no significant changes in the total amount of HBB's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 60 in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Capital Expenditures

Expenditures for property, plant and equipment were $0.4 million for the first quarter of 2011 and are estimated to be an additional $4.2 million for the remainder of 2011. These planned capital expenditures are primarily for tooling for new products. These expenditures are expected to be funded from internally generated funds.

Capital Structure

Working capital is significantly affected by the seasonality of HBB's business. The following is a discussion of the changes in HBB's capital structure at March 31, 2011 compared with both March 31, 2010 and December 31, 2010.

March 31, 2011 Compared with March 31, 2010

	MARCH 31 2011	MARCH 31 2010	Change
Cash and cash equivalents	$44.3	$46.8	$(2.5)
Other net tangible assets	86.5	61.0	25.5
Net assets	130.8	107.8	23.0
Total debt	(114.8)	(116.0)	1.2
Total equity (deficit)	$16.0	$(8.2)	$24.2
Debt to total capitalization	88%	(a)	(a)

(a)	Debt to total capitalization is not meaningful.

Other net tangible assets increased $25.5 million from March 31, 2010 to March 31, 2011, primarily due to higher levels of inventory primarily attributable to lower than expected sales during the holiday-selling season of 2010, an increase in accounts receivable mainly as a result of a shift in mix of receivable balances to customers with longer payment terms and a decrease in accrued payroll primarily due to payments made in the second half of 2010. These items were partially offset by a change in deferred taxes and an increase in other long-term liabilities mainly due to an increase in long-term incentive compensation accruals.

Total equity (deficit) increased primarily due to HBB's net income of $22.0 million during the twelve months ended March 31, 2011 and a $2.2 million decrease in accumulated other comprehensive loss.

March 31, 2011 Compared with December 31, 2010

	MARCH 31 2011	DECEMBER 31 2010	Change
Cash and cash equivalents	$44.3	$45.6	$(1.3)
Other net tangible assets	86.5	83.4	3.1
Net assets	130.8	129.0	1.8
Total debt	(114.8)	(115.1)	0.3
Total equity	$16.0	$13.9	$2.1
Debt to total capitalization	88%	89%	(1)%

There were no significant changes in HBB's capital structure from December 31, 2010 to March 31, 2011.

OUTLOOK

The small kitchen appliance market in which HBB participates continues to show strength. However, HBB's target consumer, the mass-market consumer, continues to be cautious as a result of financial concerns and high unemployment rates. As a result, this segment of the U.S. consumer market is likely to remain soft. International and commercial product markets experienced a stronger recovery in 2010 and the first quarter of 2011 and the momentum in these markets is expected to continue through the remainder of 2011.

HBB continues to focus on strengthening its market position through product innovation, promotions, increased placements and branding programs, together with appropriate levels of advertising for its highly successful Brewstation® coffee maker and Stay-or-Go® slow cooker lines. In 2011, HBB expects the new Melitta-branded beverage appliances, introduced in late 2010, to continue to gain traction. In addition, HBB expects to continue to introduce innovative products in several small appliance categories.  In the second half of 2011, HBB expects to launch The ScoopTM, a single serve coffee maker, and the DurathonTM iron product line. These products, as well as other new product introductions in the pipeline for 2011, are expected to affect revenues favorably. As a result, HBB currently anticipates full year revenues in 2011 to increase compared with 2010.

Overall, full-year 2011 net income is expected to be slightly lower than 2010 due to increased transportation and product costs, particularly in the first half of 2011. HBB continues to monitor commodity costs closely and will adjust product prices and placements as appropriate if product costs continue to increase as expected. Also, to increase distribution efficiencies, HBB is moving its distribution center into a larger facility during the second quarter of 2011. HBB expects to incur additional expenses related to this relocation in the second quarter of 2011. HBB anticipates that 2011 cash flow before financing activities will be higher than in 2010.

Longer term, HBB will continue to work to improve revenues and profitability by remaining focused on developing consumer-driven innovative products, improving efficiencies, reducing costs, increasing pricing when needed, gaining placements and pursuing additional strategic growth opportunities.

THE KITCHEN COLLECTION, LLC

KC's business is seasonal, and a majority of revenues and operating profit typically occurs in the second half of the year when sales of kitchenware to consumers increase significantly for the fall holiday-selling season.

FINANCIAL REVIEW

The results of operations for KC were as follows for the three months ended March 31:

	THREE MONTHS
	2011	2010
Revenues	$40.9	$42.8
Operating loss	$(5.4)	$(2.9)
Interest expense	$0.1	$0.1
Net loss	$(3.3)	$(1.8)
Effective income tax rate	40.0%	40.0%

First Quarter of 2011 Compared with First Quarter of 2010

The following table identifies the components of change in revenues for the first quarter of 2011 compared with the first quarter of 2010:

Revenues
2010	$42.8
Increase (decrease) in 2011 from:
Closed stores	(3.9)
KC comparable store sales	(0.6)
LGC comparable store sales	(0.3)
New store sales	2.9
2011	$40.9

Revenues for the first quarter of 2011 decreased 4.4% to $40.9 million compared with $42.8 million in the first quarter of 2010. The decrease was primarily due to the effect of closing unprofitable Le Gourmet Chef (“LGC”) and KC stores since March 31, 2010 and a decrease in comparable store sales in both store formats, partially offset by sales at new KC and LGC stores. The decrease in comparable store sales at both formats was mainly attributable to fewer customer visits driven by inclement weather conditions, higher fuel costs and a shift in the timing of the Easter holiday, partially offset by a higher average sale transaction value. At March 31, 2011, KC operated 239 stores compared with 224 stores at March 31, 2010 and 234 stores at December 31, 2010. At March 31, 2011, LGC operated 60 stores compared with 68 stores at March 31, 2010 and 66 stores at December 31, 2010.

The following table identifies the components of change in operating loss for the first quarter of 2011 compared with the first quarter of 2010:

Operating Loss
2010	$(2.9)
(Increase) decrease in 2011 from:
KC comparable stores	(1.2)
Selling, general and administrative expenses	(1.0)
New stores	(0.4)
LGC comparable stores	(0.1)
Closed stores	0.2
2011	$(5.4)

KC's operating loss increased to $5.4 million in the first quarter of 2011 compared with $2.9 million in the first quarter of 2010. The increase was primarily due to lower KC comparable store results mainly due to a shift in sales mix to clearance and lower margin products, as well as increased store costs due to an increase in the number of stores. In addition, the operating loss increased from higher selling, general and administrative expenses primarily from $0.7 million of costs incurred in the first quarter of 2011 for the relocation of KC's two distribution centers into one larger facility.

KC reported a net loss of $3.3 million in the first quarter of 2011 compared with $1.8 million in the first quarter of 2010 primarily due to the factors affecting operating loss.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the three months ended March 31:

	2011	2010	Change
Operating activities:
Net loss	$(3.3)	$(1.8)	$(1.5)
Depreciation and amortization	0.8	0.9	(0.1)
Other	0.2	(0.1)	0.3
Working capital changes	(15.9)	(10.6)	(5.3)
Net cash used for operating activities	(18.2)	(11.6)	(6.6)

Investing activities:
Expenditures for property, plant and equipment	(0.6)	(0.8)	0.2
Net cash used for investing activities	(0.6)	(0.8)	0.2

Cash flow before financing activities	$(18.8)	$(12.4)	$(6.4)

Net cash used for operating activities increased $6.6 million primarily due to the change in working capital and the increase in net loss during the first quarter of 2011 compared with the first quarter of 2010. The change in working capital was mainly attributable to a change in intercompany taxes and a larger decrease in accounts payable during the first quarter of 2011 compared with the first quarter of 2010 due to a change in the timing of payments.

	2011	2010	Change
Financing activities:
Net additions to revolving credit agreement	$10.4	$4.7	$5.7
Cash dividends paid to NACCO	(2.5)	—	(2.5)
Other	(0.1)	—	(0.1)
Net cash provided by financing activities	$7.8	$4.7	$3.1

Net cash provided by financing activities increased $3.1 million in the first quarter of 2011 compared with the first quarter of 2010, primarily from higher levels of borrowings, partially offset by dividends paid to NACCO in the first quarter of 2011.

Financing Activities
KC has a $25.0 million secured revolving line of credit that expires in April 2013 (the “KC Facility”). The KC Facility can be extended at KC's option for an additional year, subject to the lender's consent. In April 2011, the KC Facility automatically increased to $30.0 million. The obligations under the KC Facility are secured by substantially all assets of KC. The approximate book value of KC's assets held as collateral under the KC Facility was $70 million as of March 31, 2011.

The availability is derived from a borrowing base formula using KC's eligible inventory and eligible credit card accounts receivable, as defined in the KC Facility. At March 31, 2011, the borrowing base was $22.5 million. Borrowings outstanding under the KC Facility were $10.4 million at March 31, 2011. Therefore, at March 31, 2011, the excess availability under the KC Facility was $12.1 million.

Borrowings bear interest at a floating rate, which can be either a base rate or LIBOR, as defined in the KC Facility, plus an applicable margin. The applicable margins, effective March 31, 2011, for base rate and LIBOR loans were 1.75% and 2.75%, respectively. The floating rate of interest applicable to the KC Facility was 3.40% at March 31, 2011, including the floating rate margin. The KC Facility also requires a fee of 0.50% per annum on the unused commitment.
The KC Facility allows for the payment of dividends to NACCO, subject to certain restrictions based on availability and meeting a fixed charge coverage ratio as described in the KC Facility.

KC believes funds available from cash on hand at KC, the KC Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the KC Facility expires in April 2013.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2010, there have been no significant changes in the total amount of KC's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 65 in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Capital Expenditures

Expenditures for property, plant and equipment were $0.6 million for the first quarter of 2011 and are estimated to be an additional $2.9 million for the remainder of 2011. These planned capital expenditures are primarily for fixtures and equipment at new or existing stores and improvements to KC's information technology infrastructure. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

Working capital is significantly affected by the seasonality of KC's business. The following is a discussion of the changes in KC's capital structure at March 31, 2011 compared with both March 31, 2010 and December 31, 2010.

March 31, 2011 Compared with March 31, 2010

	MARCH 31 2011	MARCH 31 2010	Change
Cash and cash equivalents	$0.7	$0.8	$(0.1)
Other net tangible assets	52.0	46.7	5.3
Net assets	52.7	47.5	5.2
Total debt	(10.4)	(4.7)	(5.7)
Total equity	$42.3	$42.8	$(0.5)
Debt to total capitalization	20%	10%	10%

The change in other net tangible assets at March 31, 2011 compared with March 31, 2010 was mainly due to a reduction in accounts payable primarily from a change in the timing of payments, an increase in intercompany tax accounts receivable due to the increase in net loss and from higher levels of inventory at March 31, 2011 compared with March 31, 2010. Total debt increased primarily as a result of higher borrowing requirements during the first quarter of 2011 compared with the first quarter of 2010. Total equity decreased due to dividends paid to NACCO of $2.5 million in the first quarter of 2011 partially offset by net income of $2.0 million recognized during the twelve-month period ended March 31, 2011.

March 31, 2011 Compared with December 31, 2010

	MARCH 31 2011	DECEMBER 31 2010	Change
Cash and cash equivalents	$0.7	$11.7	$(11.0)
Other net tangible assets	52.0	36.4	15.6
Net assets	52.7	48.1	4.6
Total debt	(10.4)	—	(10.4)
Total equity	$42.3	$48.1	$(5.8)
Debt to total capitalization	20%	(a)	(a)

(a)	Debt to total capitalization is not meaningful.

Other net tangible assets increased $15.6 million at March 31, 2011 compared with December 31, 2010, primarily from a decrease in accounts payable due to the seasonality of the business and a decrease in intercompany tax accounts payable, accrued payroll and other current liabilities as a result of payments made in the first quarter of 2011. These items were partially offset by a decrease in inventory primarily due to the seasonality of the business.

Total debt increased as a result of the seasonality of the business and the required funding of operations during the first quarter of 2011. Total equity decreased as a result of KC's net loss of $3.3 million and dividends paid to NACCO of $2.5 million during the first quarter of 2011.

OUTLOOK

High fuel prices and high unemployment rates, along with other financial concerns are expected to continue to constrain consumer spending levels for KC's target consumer, creating a challenging retail environment. However, as a result of opening new Kitchen Collection® stores, KC expects a modest increase in revenue in 2011 compared with 2010. KC plans to continue to refine its promotional offers and merchandise mix in both the Kitchen Collection® and Le Gourmet Chef® store formats to further enhance sales and margins. The opening of new stores, the renegotiation of leases and KC's continuing program of closing underperforming stores are also expected to provide improved results in 2011. In addition, to improve distribution operations and increase efficiencies, KC began implementation of its program to combine its two distribution centers into one larger facility during the first quarter of 2011. The Le Gourmet Chef® stores began shipping from the new facility in March 2011 and the Kitchen Collection® stores are expected to begin shipping in May 2011. KC expects to incur minimal additional expenses in the second quarter of 2011 as it finalizes the consolidation of these facilities. KC also anticipates increased product and transportation costs in 2011 but expects to offset these increased costs through pricing and other actions as needed.

Overall, KC anticipates modest increases in full year net income and cash flow before financing activities for 2011 compared with 2010.

Longer term, KC plans to focus on enhancing sales volume and profitability by strengthening its merchandise mix, store displays and appearance and optimizing store selling space. KC also expects to drive profitability by achieving store growth in the Kitchen Collection® and Le Gourmet Chef® outlet and traditional mall store formats over the longer term while maintaining disciplined cost control. In the near term, growth in the number of stores will be focused on the Kitchen Collection® format. When adequate profit prospects are demonstrated for the Le Gourmet Chef® format, KC's expansion focus will shift to growth in the number of these stores as well. However, the closure of underperforming stores in 2011 will result in a near-term reduction in the number of Le Gourmet Chef® stores.

THE NORTH AMERICAN COAL CORPORATION

NACoal mines and markets coal primarily as fuel for power generation and provides selected value-added mining services for other natural resources companies. Coal is surface mined from NACoal's developed mines in North Dakota, Texas and Mississippi. Total coal reserves approximate 2.1 billion tons with approximately 1.2 billion tons committed to customers pursuant to long-term contracts. NACoal has one consolidated mining operation: Mississippi Lignite Mining Company (“MLMC”). NACoal has eight unconsolidated operations: The Coteau Properties Company (“Coteau”), The Falkirk Mining Company (“Falkirk”), The Sabine Mining Company (“Sabine”), Demery Resources Company, LLC (“Demery”), Caddo Creek Resources Company, LLC (“Caddo Creek”), Camino Real Fuels, LLC (“Camino Real”), Liberty Fuels Company, LLC (“Liberty”) and NoDak Energy Services, LLC ("NoDak"). Demery, Caddo Creek, Camino Real and Liberty are in the development stage. Demery, Caddo Creek, Camino Real and Liberty do not currently mine or deliver coal. NoDak was formed to operate and maintain a coal processing facility. NACoal also provides dragline mining services for independently owned limerock quarries in Florida. At the end of 2010, NACoal's contract at San Miguel Lignite Mine (“San Miguel”) expired and its mining operations were transitioned to another company.
The contracts with the unconsolidated operations' customers allow for reimbursement at a price based on actual costs plus an agreed pre-tax profit per ton of coal sold or actual costs plus a management fee. The unconsolidated operations each meet the definition of a variable interest entity and are accounted for by the equity method.

FINANCIAL REVIEW

Tons of coal sold by NACoal's operating mines were as follows for the three months ended March 31:

	THREE MONTHS
	2011	2010
Coteau	3.8	4.0
Falkirk	2.0	1.9
Sabine	1.2	1.1
Unconsolidated mines	7.0	7.0
San Miguel	—	0.8
MLMC	0.6	0.9
Consolidated mines	0.6	1.7
Total tons sold	7.6	8.7

The limerock dragline mining operations delivered 3.6 million and 3.8 million cubic yards of limerock in the three months ended March 31, 2011 and 2010, respectively.

The results of operations for NACoal were as follows for the three months ended March 31:

	THREE MONTHS
	2011	2010
Revenues	$17.9	$37.6
Operating profit	$9.5	$11.0
Interest expense	$0.6	$0.8
Other (income) expense	$—	$(0.2)
Net income	$7.1	$8.1
Effective income tax rate	20.2%	23.1%

See further discussion of the consolidated effective income tax rate in Note 11 of the unaudited condensed consolidated financial statements.

First Quarter of 2011 Compared with First Quarter of 2010

The following table identifies the components of change in revenues for the first quarter of 2011 compared with the first quarter of 2010:

Revenues
2010	$37.6
Decrease in 2011 from:
San Miguel	(12.6)
Consolidated mining operations	(6.4)
Royalty income	(0.7)
2011	$17.9

Revenues for the first quarter of 2011 decreased 52.4% to $17.9 million from $37.6 million in the first quarter of 2010 due to the expiration of NACoal's contract at San Miguel at the end of 2010, lower revenues at the consolidated mining operations and lower royalty income. The decrease at the consolidated mining operations was due primarily to a decrease in tons delivered at MLMC due to unplanned customer power plant outages in the first quarter of 2011.

The following table identifies the components of change in operating profit for the first quarter of 2011 compared with the first quarter of 2010:

Operating Profit
2010	$11.0
Increase (decrease) in 2011 from:
Consolidated mining operations	(1.6)
Other selling, general and administrative expenses	(1.0)
Royalty income	(0.5)
Earnings of unconsolidated operations	1.6
2011	$9.5

Operating profit decreased to $9.5 million in the first quarter of 2011 from $11.0 million in the first quarter of 2010, primarily as a result of a decrease in consolidated mining operating profit mainly from lower deliveries at MLMC and at the limerock mining operations. In addition, operating profit was unfavorably affected by higher selling, general and administrative expenses from an increase in employee-related expenses and management fees from NACCO and lower royalty income. The decrease in operating profit was partially offset by improved earnings at the unconsolidated operations due to income associated with the new Liberty mine and a new service agreement to operate a refined coal processing facility, which began in early 2011.

Net income decreased to $7.1 million in the first quarter of 2011 from $8.1 million in the first quarter of 2010 due to the factors affecting operating profit.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the three months ended March 31:

	2011	2010	Change
Operating activities:
Net income	$7.1	$8.1	$(1.0)
Depreciation, depletion and amortization	2.0	2.3	(0.3)
Other	(2.5)	(3.7)	1.2
Working capital changes	1.2	(6.7)	7.9
Discontinued operations	—	0.1	(0.1)
Net cash provided by operating activities	7.8	0.1	7.7

Investing activities:
Expenditures for property, plant and equipment	(2.4)	(1.4)	(1.0)
Other	0.1	(0.5)	0.6
Net cash used for investing activities	(2.3)	(1.9)	(0.4)

Cash flow before financing activities	$5.5	$(1.8)	$7.3

The increase in net cash provided by operating activities was primarily the result of changes in working capital in the first quarter of 2011 compared with the first quarter of 2010. The change in working capital was mainly due to a decrease in accounts receivable in the first quarter of 2011 compared with an increase in the first quarter of 2010 primarily due to a reduction in revenue at MLMC and a change in net intercompany tax amounts with NACCO due to payments made during the first three months of 2010 related to the sale of the Red River Mining Company in 2009. These items were partially offset by an increase in coal inventory at MLMC during the first quarter of 2011 compared with a decrease in the prior year mainly as a result of the reduction in tons delivered at MLMC in 2011. In addition, primarily as a result of the expiration of the San Miguel contract at the end of 2010, accounts payable decreased in the first quarter of 2011 compared with an increase in the prior year.

	2011	2010	Change
Financing activities:
Net additions (reductions) of long-term debt and revolving credit agreements	$(3.5)	$5.8	$(9.3)
Cash dividends paid to NACCO	(5.0)	(3.0)	(2.0)
Net cash provided by (used for) financing activities	$(8.5)	$2.8	$(11.3)

The change in net cash provided by (used for) financing activities during the first quarter of 2011 compared with the first quarter of 2010 was primarily due to repayments of long-term debt in the first quarter of 2011 compared with borrowings in the first quarter of 2010 and an increase in the amount of dividends paid to NACCO.

Financing Activities

NACoal has an unsecured revolving line of credit of up to $100.0 million (the “NACoal Facility”) that expires in October 2012. Borrowings outstanding under the NACoal Facility were $5.8 million at March 31, 2011. Therefore, at March 31, 2011, the excess availability under the NACoal Facility was $93.0 million, which reflects a reduction for outstanding letters of credit of $1.2 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at either a base rate plus a margin of 1.75% or LIBOR plus a margin of 2.75%. The NACoal Facility also has a commitment fee of 0.50% per year on the unused commitment. The floating rate of interest applicable to the NACoal Facility at March 31, 2011 was 5.00%, including the floating rate margin.

The NACoal Facility also contains restrictive covenants that require, among other things, NACoal to maintain certain debt to

EBITDA and interest coverage ratios and provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on the debt to EBITDA ratio and achieving availability thresholds. At March 31, 2011, NACoal was in compliance with these covenants.

During 2004 and 2005, NACoal issued unsecured notes totaling $45.0 million in a private placement (the “NACoal Notes”), which require annual principal payments of approximately $6.4 million that began in October 2008 and will mature on October 4, 2014. These unsecured notes bear interest at a weighted-average fixed rate of 6.08%, payable semi-annually on April 4 and October 4. The NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. NACoal had $25.7 million of the private placement notes outstanding at March 31, 2011. The NACoal Notes contain certain covenants and restrictions that require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios, and limit dividends to NACCO based upon NACoal's leverage ratio. At March 31, 2011, NACoal was in compliance with the covenants in the NACoal Notes.

NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At March 31, 2011, the balance of the note was $6.9 million and the interest rate was 0.43%.

NACoal believes funds available from cash on hand, the NACoal Facility and operating cash flows will provide sufficient liquidity to finance its operating needs and commitments arising during the next twelve months and until the expiration of the NACoal Facility in October 2012.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2010, there have been no significant changes in the total amount of NACoal's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 72 in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Capital Expenditures

Expenditures for property, plant and equipment were $2.4 million during the first quarter of 2011. NACoal estimates that its capital expenditures for the remainder of 2011 will be an additional $12.6 million, primarily for mine equipment and development at existing mines. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

NACoal's capital structure is presented below:

	MARCH 31 2011	DECEMBER 31 2010	Change
Cash and cash equivalents	$2.0	$5.0	$(3.0)
Other net tangible assets	120.5	118.4	2.1
Coal supply agreement, net	59.6	60.0	(0.4)
Net assets	182.1	183.4	(1.3)
Total debt	(38.4)	(41.9)	3.5
Total equity	$143.7	$141.5	$2.2
Debt to total capitalization	21%	23%	(2)%

There were no significant changes in NACoal's capital structure from December 31, 2010 to March 31, 2011.

OUTLOOK

NACoal expects solid performance at its coal mining operations in 2011. However, tons delivered at the coal mines in 2011 are expected to be lower than in 2010 as a result of the expiration of the San Miguel contract in December 2010, a power plant customer's significant unplanned outage in the first quarter of 2011 and overall lower customer requirements. Royalty income in 2011 is also expected to be lower than 2010.

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

The new unconsolidated mines, which are in the development stage and will not be in full production for several years, are expected to continue to generate modest income during 2011. In addition, in early 2011, NACoal finalized a new agreement to provide services to operate a refined coal processing facility through 2018. This agreement is expected to generate modest income during 2011.

NACoal also has new project opportunities for which it expects to continue to incur additional expenses in 2011. In particular, NACoal continues to move forward to obtain a permit for its Otter Creek reserve in North Dakota in preparation for the expected construction of a new mine. The permit is anticipated to be issued in the second half of 2011.

Overall, NACoal expects full year 2011 net income to decrease compared with 2010 net income mainly as a result of the absence of the reimbursement of previously expensed costs of $7.4 million, or $4.4 million after tax of $3.0 million, received in 2010 and substantially reduced royalties in 2011. Higher selling, general and administrative expenses and the absence of San Miguel are also expected to contribute to the decline in full year net income. Cash flow before financing activities in 2011 is expected to be higher than 2010, assuming mine development activities occur as currently planned.

Over the longer term, NACoal expects to continue its efforts to develop new mining projects. NACoal is actively pursuing domestic opportunities for new coal mining projects, which include prospects for power generation, coal-to-liquids, coal gasification and other clean coal technologies. Furthermore, NACoal is encouraged that new international value-added mining services projects for coal may become available in addition to NACoal's current agreements to provide mining services in India and Indonesia. NACoal also continues to pursue additional non-coal mining opportunities.

NACCO AND OTHER

NACCO and Other includes the parent company operations and Bellaire Corporation ("Bellaire"), a non-operating subsidiary of NACCO.

FINANCIAL REVIEW

Operating Results

The results of operations at NACCO and Other were as follows for the three months ended March 31:

	THREE MONTHS
	2011	2010
Revenues	$—	$—
Operating loss	$(2.5)	$(1.7)
Other (income) expense	$(56.8)	$2.7
Net income (loss)	$34.7	$(3.0)

First Quarter of 2011 Compared with First Quarter of 2010

NACCO and Other recognized a higher operating loss in the first quarter of 2011 compared with the first quarter of 2010. The change was primarily due to higher employee-related expenses in 2011 compared with 2010, partially offset by an increase in management fees charged to the subsidiaries.

The change in other (income) expense in the first quarter of 2011 compared with the first quarter of 2010 was primarily due to the settlement of the Applica litigation, as discussed in the Applica Transaction section below. NACCO and Other recognized net income of $34.7 million in the first quarter of 2011 compared with a net loss of $3.0 million in the first quarter of 2010 primarily due to the factors affecting the operating loss and other (income) expense.

Applica Transaction

In 2006, the Company initiated litigation in the Delaware Chancery Court against Applica Incorporated ("Applica") and individuals and entities affiliated with Applica's shareholder, Harbinger Capital Partners Master Fund, Ltd. The litigation alleged a number of contract and tort claims against the defendants related to the failed transaction with Applica, which had been previously announced. On February 14, 2011, the parties to this litigation entered into a settlement agreement. The settlement agreement provided for, among other things, the payment of $60 million to the Company and dismissal of the lawsuit with prejudice. The payment was received in February 2011.
Litigation costs related to the failed transaction with Applica were $2.8 million and $2.4 million during the first three months of 2011 and 2010, respectively. As a result of the settlement, no further litigation costs in relation to this matter will be incurred.

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

Following are the parent company management fees included in each subsidiary's selling, general and administrative expenses for the three months ended March 31:

	THREE MONTHS
	2011	2010
NMHG	$2.5	$1.6
HBB	$1.0	$0.9
NACoal	$1.2	$0.9

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

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2010, there have been no significant changes in the total amount of NACCO and Other contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 76 in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Capital Structure

NACCO's consolidated capital structure is presented below:

	MARCH 31 2011	DECEMBER 31 2010	Change
Cash and cash equivalents	$249.8	$261.9	$(12.1)
Other net tangible assets	618.1	533.8	84.3
Coal supply agreement, net	59.6	60.0	(0.4)
Net assets	927.5	855.7	71.8
Total debt	(395.0)	(391.5)	(3.5)
Closed mine obligations, net of tax	(15.8)	(16.0)	0.2
Total equity	$516.7	$448.2	$68.5
Debt to total capitalization	43%	47%	(4)%

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

NMHG: (1) reduction in demand for lift trucks and related aftermarket parts and service on a global basis, (2) the ability of NMHG's dealers, suppliers and end-users to obtain financing at reasonable rates, or at all, as a result of current economic and market conditions, (3) customer acceptance of pricing, (4) delays in delivery or increases in costs, including transportation costs, of raw materials or sourced products and labor or changes in or unavailability of quality suppliers, (5) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which NMHG operates and/or sells products, (6) delays in manufacturing and delivery schedules, including any constraints or delays from the Japanese segment of the supply chain as a result of the earthquake-related events in Japan, (7) bankruptcy of or loss of major dealers, retail customers or suppliers, (8) customer acceptance of, changes in the costs of, or delays in the development of new products, (9) introduction of new products by, or more favorable product pricing offered by, NMHG's competitors, (10) product liability or other litigation, warranty claims or returns of products, (11) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives and (12) changes mandated by federal, state and other regulation, including health, safety or environmental legislation.

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

NACoal: (1) changes in tax laws or regulatory requirements, including changes in power plant emission regulations and health, safety or environmental legislation, (2) changes in costs related to geological conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (3) changes in mining permit requirements that could affect deliveries to customers, (4) weather conditions, extended power plant outages or other events that would change the level of customers' coal or limerock requirements, (5) weather or equipment problems that could affect deliveries to customers, (6) changes in the power industry that would affect demand for NACoal's reserves, (7) changes in the costs to reclaim current NACoal mining areas or NACCO's closed mining operations, (8) costs to pursue and develop new mining opportunities and (9) the outcome of legal challenges to the regulatory approvals necessary to construct Liberty and the Ratcliffe Plant in Mississippi.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See pages 79, F-13, F-25, F-26 and F-27 of the Company's Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of the Company's derivative hedging policies and use of financial instruments. There have been no material changes in the Company's market risk exposures since December 31, 2010.

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

Changes in internal control over financial reporting: During the first quarter of 2011, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, each operator of a coal or other mine is required to include certain mine safety results in its periodic reports filed with the Securities and Exchange Commission. The operation of NACoal's mines is subject to regulation by the federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act"). MSHA inspects NACoal's mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. The Company has presented information below regarding certain mining safety and health matters for NACoal's mining operations for the three months ended March 31, 2011. In evaluating this information, consideration should be given to factors such as: (i) the number of citations and orders will vary depending on the size of the mine, (ii) the number of citations issued will vary from inspector to inspector and from mine to mine, and (iii) citations and orders can be contested and appealed, and in that process, are often reduced in severity and amount, and are sometimes dismissed.

During the three months ended March 31, 2011, neither NACoal's current mining operations nor Bellaire's closed mines: (i) were assessed any Mine Act section 104(a) significant and substantial citations for alleged violations of a mine safety standard or regulation where there exists a reasonable likelihood that a hazard contributed to or will result in an injury or illness of a reasonably serious nature; (ii) were assessed any Mine Act section 104(d) citations or orders for an alleged unwarrantable failure (i.e., aggravated conduct constituting more than ordinary negligence) to comply with a mining safety standard or regulation; (iii) were assessed any Mine Act section 110(b)(2) penalties for failure to correct the subject matter of a Mine Act section 104(a) citation within the specified time period, which failure was deemed flagrant (i.e., reckless or repeated failure to make reasonable efforts to eliminate a known violation that substantially and proximately caused, or reasonably could have been expected to cause, death or serious bodily injury); (iv) received any Mine Act section 107(a) imminent danger orders to immediately remove miners; or (v) received any MSHA written notices under Mine Act section 104(e) of a pattern of violation of mandatory health or safety standards or of the potential to have such a pattern. In addition, there were no fatalities at NACoal's mining operations or Bellaire's closed mines during the three months ended March 31, 2011.

At March 31, 2011, NACoal's Florida limerock operations at the Krome Quarry had one pending legal action before the Federal Mine Safety and Health Review Commission that it initiated during the first quarter of 2011 to contest one section 104 non-significant and substantial citation issued in the first quarter of 2011. In addition, there were no material changes to the pending legal actions before the Federal Mine Safety and Health Review Commission outstanding at December 31, 2010. See pages 80 and 81 of the Company's Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of those actions. There were no other pending legal actions before the Federal Mine Safety and Health Review Commission related to NACoal's other current mining operations or Bellaire's closed mines.

The following table sets forth the total number of specific citations and orders and the total dollar value of the proposed civil penalty assessments that were issued by MSHA during the current quarterly reporting period, pursuant to the Mine Act, by individual mine at NACoal:

Name of Mine or Quarry (1)(2)	Mine Act Section 104(b) Order (3)	Total Dollar Value of Proposed MSHA Assessments	Total Dollar Value of Proposed MSHA Assessments Outstanding at March 31, 2011 (4)

MLMC (Red Hills Mine)	—	$—	$—
San Miguel (San Miguel Lignite Mine)	—	—	1,080
Coteau (Freedom Mine)	—	—	—
Falkirk (Falkirk Mine)	—	—	—
Sabine (South Hallsville No. 1 Mine)	1	112	112
Demery (Five Forks Mine)	—	—	—
Caddo Creek (Marshall Mine)	—	—	—
Camino Real (Eagle Pass Mine)	—	—	—
Florida Limerock Operations:	—	—	—
White Rock Quarry - North	—	127	127
White Rock Quarry - South	—	—	—
Krome Quarry	—	—	100
Alico Quarry	—	—	100
FEC Quarry	—	—	807
SCL Quarry	—	—	—
Card Sound Quarry	—	—	—
Pennsuco Quarry	—	—	—

Total	1	$239	$2,326

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
(3) Mine Act section 104(b) order for alleged failure to totally abate the subject matter of a Mine Act section 104(a) citation within the period specified in the citation. This order was terminated the same day it was issued.

(4)    Outstanding amounts of $1,080 at San Miguel, $100 at the Krome Quarry, $100 at Alico Quarry and $807 at FEC Quarry are currently being contested.

Item 6    Exhibits
Incorporated by reference to the Exhibit Index on page 43 of this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NACCO Industries, Inc. (Registrant)
Date:	May 4, 2011	/s/ Kenneth C. Schilling
Kenneth C. Schilling
Vice President and Controller (principal financial and accounting officer)

Exhibit Index

Exhibit
Number*	Description of Exhibits

10.1
The Hamilton Beach Brands, Inc. 2011 Annual Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on March 9, 2011, Commission File Number 1-9172.

10.2
The NACCO Materials Handling Group, Inc. 2011 Annual Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed by the Company on March 9, 2011, Commission File Number 1-9172.

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