Form 10-Q
period 2011-06-30
NACCO INDUSTRIES INC
filed 2011-08-03
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

YES ☐ NO ☑

Number of shares of Class A Common Stock outstanding at July 29, 2011: 6,798,464
Number of shares of Class B Common Stock outstanding at July 29, 2011: 1,595,781

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30 2011	DECEMBER 31 2010
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$301.5	$261.9
Accounts receivable, net	437.6	425.9
Inventories, net	491.2	447.4
Deferred income taxes	16.3	21.9
Prepaid expenses and other	41.1	33.4
Assets held for sale	23.7	23.7
Total Current Assets	1,311.4	1,214.2
Property, Plant and Equipment, Net	270.9	270.4
Coal Supply Agreement, Net	59.1	60.0
Long-term Deferred Income Taxes	3.7	5.2
Other Non-current Assets	109.3	108.5
Total Assets	$1,754.4	$1,658.3
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$414.0	$414.5
Revolving credit agreements - not guaranteed by the parent company	23.5	13.7
Current maturities of long-term debt - not guaranteed by the parent company	73.8	22.5
Accrued payroll	42.1	61.0
Deferred revenue	10.5	11.2
Other current liabilities	155.6	140.6
Total Current Liabilities	719.5	663.5
Long-term Debt - not guaranteed by the parent company	300.8	355.3
Pension and other Postretirement Obligations	67.3	77.8
Long-term Deferred Income Taxes	7.7	—
Other Long-term Liabilities	117.9	113.5
Total Liabilities	1,213.2	1,210.1
Stockholders' Equity
Common stock:
Class A, par value $1 per share, 6,798,464 shares outstanding (2010 - 6,737,199 shares outstanding)	6.8	6.8
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,595,781 shares outstanding (2010 - 1,596,093 shares outstanding)	1.6	1.6
Capital in excess of par value	24.1	22.6
Retained earnings	548.5	475.4
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	44.7	28.1
Deferred loss on cash flow hedging	(10.8)	(9.0)
Pension and postretirement plan adjustment	(74.4)	(78.1)
Total Stockholders' Equity	540.5	447.4
Noncontrolling Interest	0.7	0.8
Total Equity	541.2	448.2
Total Liabilities and Equity	$1,754.4	$1,658.3

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2011	2010	2011	2010
	(In millions, except per share data)
Revenues	$811.0	$598.8	$1,556.5	$1,156.4
Cost of sales	673.1	475.7	1,282.0	927.6
Gross Profit	137.9	123.1	274.5	228.8
Earnings of unconsolidated mines	9.5	9.5	21.6	20.0
Operating Expenses
Selling, general and administrative expenses	116.4	104.8	229.8	198.8
Restructuring reversal	—	—	—	(1.9)
(Gain) loss on sale of assets	(0.1)	0.5	(0.1)	0.4
	116.3	105.3	229.7	197.3
Operating Profit	31.1	27.3	66.4	51.5
Other (income) expense
Interest expense	6.1	6.9	12.3	13.7
Applica settlement and litigation costs	—	4.5	(57.2)	6.9
Other	(1.3)	(1.0)	(2.0)	(1.0)
	4.8	10.4	(46.9)	19.6
Income Before Income Taxes	26.3	16.9	113.3	31.9
Income tax provision	7.2	0.9	31.4	4.3
Net Income	19.1	16.0	81.9	27.6
Net (income) loss attributable to noncontrolling interest	0.1	(0.1)	0.1	—
Net Income Attributable to Stockholders	$19.2	$15.9	$82.0	$27.6

Comprehensive Income (Loss)	$28.4	$2.3	$100.5	$(2.5)

Basic Earnings per Share	$2.29	$1.91	$9.79	$3.32
Diluted Earnings per Share	$2.28	$1.91	$9.76	$3.31

Dividends per Share	$0.5325	$0.5225	$1.0550	$1.0400

Basic Weighted Average Shares Outstanding	8.393	8.331	8.376	8.325
Diluted Weighted Average Shares Outstanding	8.407	8.338	8.403	8.334

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30
	2011	2010
	(In millions)
Operating Activities
Net income	$81.9	$27.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	22.9	26.2
Amortization of deferred financing fees	1.4	1.1
Deferred income taxes	11.3	3.7
Restructuring reversal	—	(1.9)
(Gain) loss on sale of assets	(0.1)	0.4
Other non-current liabilities	(3.7)	(18.1)
Other	9.4	(3.2)
Working capital changes:
Accounts receivable	7.2	(14.3)
Inventories	(31.9)	(12.9)
Other current assets	(8.2)	(10.1)
Accounts payable	(13.2)	49.8
Other current liabilities	(21.1)	(8.9)
Net cash provided by operating activities	55.9	39.4

Investing Activities
Expenditures for property, plant and equipment	(16.5)	(10.4)
Proceeds from the sale of assets	0.7	4.2
Other	—	(1.1)
Net cash used for investing activities	(15.8)	(7.3)

Financing Activities
Additions to long-term debt	8.3	4.6
Reductions of long-term debt	(14.0)	(16.1)
Net additions to revolving credit agreements	9.8	15.3
Cash dividends paid	(8.9)	(8.7)
Financing fees paid	—	(2.9)
Other	—	0.1
Net cash used for financing activities	(4.8)	(7.7)

Effect of exchange rate changes on cash	4.3	(10.6)

Cash and Cash Equivalents
Increase for the period	39.6	13.8
Balance at the beginning of the period	261.9	256.2
Balance at the end of the period	$301.5	$270.0

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	SIX MONTHS ENDED
	JUNE 30
	2011	2010
	(In millions, except per share data)
Stockholders' Equity:
Class A Common Stock	$6.8	$6.7

Class B Common Stock	1.6	1.6

Capital in Excess of Par Value
Beginning balance	22.6	16.1
Stock-based compensation	1.3	1.1
Shares issued under stock compensation plans	0.2	0.3
	24.1	17.5

Retained Earnings
Beginning balance	475.4	413.3
Net income attributable to stockholders	82.0	27.6
Cash dividends on Class A and Class B common stock:
2011 $1.0550 per share	(8.9)	—
2010 $1.0400 per share	—	(8.7)
	548.5	432.2

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(59.0)	(41.1)
Foreign currency translation adjustment	16.6	(20.2)
Sale of certain NMHG operations	—	(5.8)
Current period cash flow hedging activity	(7.0)	(1.9)
Reclassification of hedging activity into earnings	5.2	(5.0)
Current period pension and postretirement plan activity	—	(0.1)
Reclassification of pension and postretirement plan activity into earnings	3.7	2.9
	(40.5)	(71.2)
Total Stockholders' Equity	540.5	386.8

Noncontrolling Interest
Beginning balance	0.8	0.5
Net loss	(0.1)	—
Total Noncontrolling Interest	0.7	0.5

Total Equity	$541.2	$387.3

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of June 30, 2011 and the results of its operations for the three and six months ended June 30, 2011 and 2010 and the results of its cash flows and changes in equity for the six months ended June 30, 2011 and 2010 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements.

Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2011. Because the HBB and KC businesses are seasonal, a majority of revenues and operating profit typically occurs in the second half of the calendar year when sales of small electric household appliances to retailers and consumers increase significantly for the fall holiday-selling season. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

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

Accounting Standards Not Yet Adopted:

In May 2011, the FASB issued authoritative guidance on fair value measurement, which is effective for the Company on January 1, 2012. The guidance resulted in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. generally accepted accounting principles and International Financial Reporting Standards. The Company does not expect the adoption of the guidance to have a material effect on its financial position, results of operations, cash flows or related disclosures.

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income, which is effective for the Company on January 1, 2012. The guidance provides an entity with the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity. The Company does not expect the adoption of the guidance to have a material effect on its financial position, results of operations, cash flows or related disclosures.

Reclassifications: Certain amounts in the prior periods' unaudited condensed consolidated financial statements have been reclassified to conform to the current period's presentation.

Note 3 - Restructuring and Related Programs
During 2009, NMHG's management approved a plan to close its facility in Modena, Italy and consolidate its activities into NMHG's facility in Masate, Italy. These actions were taken to further reduce NMHG's manufacturing capacity to more appropriate levels. As a result, NMHG recognized a charge of approximately $5.6 million during 2009. Of this amount, $5.3 million related to severance and $0.3 million related to lease impairment. During 2010, $1.9 million of the accrual was reversed as a result of a reduction in the expected amount to be paid to former employees due to the finalization of an agreement with the Italian government. Severance payments of $0.3 million were made during the first six months of 2011. Payments related to this restructuring program are expected to continue through 2012. No further charges related to this plan are expected.
During 2008 and 2009, based on the decline in economic conditions, NMHG's management reduced its number of employees worldwide. As a result, NMHG recognized a charge of approximately $6.3 million in 2008 and $3.4 million in 2009 related to severance. During 2009, $1.1 million of the accrual was reversed as a result of a reduction in the expected amount paid to employees. Severance payments of $0.4 million were made during the first six months of 2011. Payments are expected to continue through 2011. No further charges related to this plan are expected.

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

Severance
Balance at January 1, 2011	$2.4
Payments	(0.7)
Foreign currency effect	0.1
Balance at June 30, 2011	$1.8

Note 4 - Inventories

Inventories are summarized as follows:

	JUNE 30 2011	DECEMBER 31 2010
Manufactured inventories:
Finished goods and service parts - NMHG	$166.5	$152.6
Raw materials and work in process - NMHG	216.2	171.8
Sourced inventories - HBB	72.3	84.7
Retail inventories - KC	55.9	59.3
Total inventories at FIFO	510.9	468.4
Coal - NACoal	16.2	10.9
Mining supplies - NACoal	12.3	11.4
Total inventories at weighted average	28.5	22.3
NMHG LIFO reserve	(48.2)	(43.3)
	$491.2	$447.4

The cost of certain manufactured inventories at NMHG, including service parts, has been determined using the last-in-first-out (“LIFO”) method. At June 30, 2011 and December 31, 2010, 33% of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation. During 2010, reductions in LIFO inventories at NMHG resulted in liquidations of LIFO inventory layers carried at lower costs compared with current year purchases. The income statement effect of such liquidations on “Cost of sales" was a benefit of $0.5 million and $1.3 million during the three and six months ended June 30, 2010, respectively.

Note 5 - Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account subsidiary credit risk. At June 30, 2011, the fair value of revolving credit agreements and long-term debt, excluding capital leases, was $392.8 million compared with the book value of $395.5 million. At December 31, 2010, the fair value of revolving credit agreements and long-term debt, excluding capital leases, was $384.6 million compared with the book value of $391.2 million.

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

Foreign Currency Derivatives: NMHG and HBB held forward foreign currency exchange contracts with total notional amounts of $357.3 million and $22.2 million, respectively, at June 30, 2011, primarily denominated in euros, British pounds, Japanese yen, Canadian dollars, Australian dollars, Swedish kroner and Mexican pesos. NMHG and HBB held forward foreign currency exchange contracts with total notional amounts of $338.1 million and $16.5 million, respectively, at December 31, 2010, primarily denominated in euros, British pounds, Japanese yen, Australian dollars, Brazilian Real, Canadian dollars, Swedish kroner and Mexican pesos. The fair value of these contracts approximated a net liability of $7.3 million and $2.4 million at June 30, 2011 and December 31, 2010, respectively.

Forward foreign currency exchange contracts that qualify for hedge accounting are used to hedge transactions expected to occur within the next twelve months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at June 30, 2011, $4.0 million of the amount included in OCI at June 30, 2011 is expected to be reclassified as expense into the Consolidated Statement of Operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: NMHG and HBB have interest rate swap agreements that hedge interest payments on their term loan agreements. The following table summarizes the notional amounts, related rates and remaining terms of active interest rate swap agreements at June 30, 2011 and December 31, 2010:

	Notional Amount		Average Fixed Rate
	JUNE 30 2011	DECEMBER 31 2010	JUNE 30 2011	DECEMBER 31 2010	Remaining Term at June 30, 2011
NMHG	$204.5	$206.5	4.5%	4.5%	Various, extending to February 2013
HBB	$40.0	$65.0	4.6%	4.6%	Various, extending to June 2012

In addition to the interest rate swap agreements reflected in the table, at June 30, 2011, HBB holds certain contracts that begin on various dates starting in June 2012 and extend to various dates through June 2013. These contracts increase the notional amount to $65.0 million at June 30, 2011, but the amount outstanding at any one time will not exceed the balance of the HBB term loan agreement. The fair value of all interest rate swap agreements was a net liability of $12.6 million and $16.3 million at June 30, 2011 and December 31, 2010, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at June 30, 2011, $5.8 million of the amount included in OCI is expected to be reclassified as expense into the Consolidated Statement of Operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements. The interest rate swap agreements held by NMHG and HBB on June 30, 2011 are expected to continue to be effective as hedges.

The following table summarizes the fair value of derivative instruments reflected on a gross basis at June 30, 2011 and December 31, 2010 as recorded in the Unaudited Condensed Consolidated Balance Sheets:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	JUNE 30 2011	DECEMBER 31 2010	Balance Sheet Location	JUNE 30 2011	DECEMBER 31 2010
Derivatives designated as hedging instruments
Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$6.5	$4.7
Long-term	Other long-term liabilities	—	—	Other long-term liabilities	6.1	11.6
Foreign currency exchange contracts
Current	Prepaid expenses and other	—	1.3	Prepaid expenses and other	—	1.2
	Other current liabilities	1.7	1.7	Other current liabilities	8.1	1.7
Long-term	Other long-term liabilities	—	—	Other long-term liabilities	0.1	—
Total derivatives designated as hedging instruments		$1.7	$3.0		$20.8	$19.2
Derivatives not designated as hedging instruments
Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$—	$—
Foreign currency exchange contracts
Current	Prepaid expenses and other	—	0.5	Prepaid expenses and other	—	0.3
	Other current liabilities	1.6	0.6	Other current liabilities	2.4	3.3
Total derivatives not designated as hedging instruments		$1.6	$1.1		$2.4	$3.6
Total derivatives		$3.3	$4.1		$23.2	$22.8

The following table summarizes the pre-tax impact of derivative instruments for the three and six months ended June 30 as recorded in the Unaudited Condensed Consolidated Statements of Operations:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)				Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)				Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	THREE MONTHS		SIX MONTHS			THREE MONTHS		SIX MONTHS			THREE MONTHS		SIX MONTHS
Derivatives in Cash Flow Hedging Relationships	2011	2010	2011	2010		2011	2010	2011	2010		2011	2010	2011	2010
Interest rate swap agreements	$(1.3)	$(2.8)	$(1.6)	$(5.0)	Interest expense	$(2.6)	$(3.0)	$(5.4)	$(5.9)	N/A	$—	$—	$—	$—
Foreign currency exchange contracts	(1.1)	2.3	(5.0)	0.9	Cost of sales	(1.1)	4.4	(0.9)	8.6	N/A	—	—	—	—
Total	$(2.4)	$(0.5)	$(6.6)	$(4.1)		$(3.7)	$1.4	$(6.3)	$2.7		$—	$—	$—	$—

											Amount of Gain or (Loss) Recognized in Income on Derivative
											THREE MONTHS		SIX MONTHS
Derivatives Not Designated as Hedging Instruments										Location of Gain or (Loss) Recognized in Income on Derivative	2011	2010	2011	2010
Interest rate swap agreements										Other	$—	$—	$—	$0.2
Foreign currency exchange contracts										Cost of Sales or Other	(1.4)	0.1	(4.3)	(0.1)
Total											$(1.4)	$0.1	$(4.3)	$0.1

Note 6 - Unconsolidated Subsidiaries

Eight of NACoal's wholly owned subsidiaries, The Coteau Properties Company, The Falkirk Mining Company, The Sabine Mining Company, (collectively, the "project mining subsidiaries"), Demery Resources Company, LLC (“Demery”), Caddo Creek Resources Company, LLC (“Caddo Creek”), Camino Real Fuels, LLC (“Camino Real”), Liberty Fuels Company, LLC (“Liberty”) and NoDak Energy Services, LLC ("NoDak") each meet the definition of a variable interest entity. The contracts with the project mining subsidiaries' utility customers allow each mine to sell lignite coal at a price based on actual cost plus an agreed pre-tax profit per ton. The project mining subsidiaries are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed. The obligations of the project mining subsidiaries are without recourse to NACCO and NACoal. Demery, Caddo Creek, Camino Real, Liberty and NoDak were formed during 2008 and 2009. Demery, Caddo Creek, Camino Real and Liberty (collectively with the project mining subsidiaries, the "unconsolidated mines") were formed to develop, construct and operate surface mines under long-term contracts. NoDak was formed to operate and maintain a coal processing facility. The contracts with the unconsolidated operations' customers allow for reimbursement at a price based on actual costs plus an agreed pre-tax profit per ton of coal sold or actual costs plus a management fee. The taxes resulting from the earnings of these eight entities are solely the responsibility of the Company. Although NACoal owns 100% of the equity and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities or absorb any expected losses without additional support from the customers. The customers have a controlling financial interest and have the power to direct the activities that most significantly affect the economic performance of the entities. As a result, NACoal is not the primary beneficiary and therefore does not consolidate these entities' financial position or results of operations. The pre-tax income from the seven unconsolidated mines is reported on the line “Earnings of unconsolidated mines” in the Unaudited Condensed Consolidated Statements of Operations, with related taxes included in the provision for income taxes. The Company has included the pre-tax earnings of the unconsolidated mines above operating profit as they are an integral component of the Company's business and operating results. The pre-tax income from NoDak is reported on the line "Other" in the "Other (income) expense" section of the Unaudited Condensed Consolidated Statement of Operations, with the related income taxes included in the provision for income taxes. The investment in the eight unconsolidated operations and related tax position was $21.1 million and $21.6 million at June 30, 2011 and December 31, 2010, respectively, and is included on the line “Other Non-current Assets” in the

Unaudited Condensed Consolidated Balance Sheets. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $3.7 million and $5.0 million at June 30, 2011 and December 31, 2010, respectively.

Summarized financial information for the eight unconsolidated operations is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2011	2010	2011	2010
Revenues	$118.5	$109.3	$232.8	$221.1
Gross profit	$16.7	$16.4	$35.8	$34.3
Income before income taxes	$10.2	$9.5	$22.3	$20.0
Income from continuing operations	$7.6	$7.1	$16.9	$15.2
Net income	$7.6	$7.1	$16.9	$15.2

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

The Company's percentage share of the net income or loss from its equity investments in NFS and SN is reported on the line “Other” in the “Other (income) expense” section of the Unaudited Condensed Consolidated Statements of Operations. The Company's equity investments are included on the line “Other Non-current Assets” in the Unaudited Condensed Consolidated Balance Sheets. At June 30, 2011 and December 31, 2010, NMHG's investment in NFS was $11.2 million and $12.1 million, respectively, and NMHG's investment in SN was $30.5 million and $30.3 million, respectively.

Summarized financial information for these two NMHG equity investments is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2011	2010	2011	2010
Revenues	$102.2	$80.7	$198.4	$157.1
Gross profit	$29.3	$24.3	$59.6	$46.3
Income from continuing operations	$2.2	$2.3	$7.3	$1.3
Net income	$2.2	$2.3	$7.3	$1.3

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

Note 9 - Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, NMHG provides guarantees of the residual values of lift trucks or recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which NMHG is providing a guarantee generally range from one to five years. Total guarantees and amounts subject to standby recourse or repurchase obligations at June 30, 2011 and December 31, 2010 were $195.9 million and $193.3 million, respectively. As of June 30, 2011, losses anticipated under the terms of the guarantees, standby recourse or repurchase obligations were $3.4 million and reserves have been provided for such losses based on historical experience in the accompanying unaudited condensed consolidated financial statements. NMHG generally retains a security interest in the related assets financed such that, in the event NMHG would become obligated under the terms of the guarantees, standby recourse or repurchase obligations, NMHG would take title to the assets financed. The fair value of collateral held at June 30, 2011 was approximately $223.5 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities in which it has provided guarantees, standby recourse or repurchase obligations. As of June 30, 2011, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, based upon the economic environment, there can be no assurance that the risk may not increase in the future. In addition, NMHG has an agreement with GECC to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $42.2 million of guarantees for these certain eligible dealers are limited to 7.5% of their original loan balance, or $10.1 million as of June 30, 2011. The $42.2 million is included in the $195.9 million of total amounts subject to guarantees, standby recourse or repurchase obligations at June 30, 2011.

Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within GECC may necessitate providing guarantees, standby recourse or repurchase obligations of the lift trucks purchased by customers and financed through NFS. At June 30, 2011, approximately $117.1 million of the Company's total guarantees, standby recourse or repurchase obligations of $195.9 million related to transactions with NFS. In addition, in connection with the joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS' debt with GECC, such that NMHG would become liable under the terms of NFS' debt agreements with GECC in the case of default by NFS. At June 30, 2011, the amount of NFS' debt guaranteed by NMHG was $145.0 million. NFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2011
Balance at January 1	$40.0
Warranties issued	21.4
Settlements made	(18.2)
Foreign currency effect	1.0
Balance at June 30	$44.2

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

A reconciliation of the Company's consolidated federal statutory and effective income tax is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2011	2010	2011	2010
Income before income taxes:	$26.3	$16.9	$113.3	$31.9
Statutory taxes at 35%	$9.2	$5.9	$39.7	$11.2
Interim adjustment	—	(0.7)	—	0.1
Discrete items:
NMHG sale of foreign investments	—	—	—	(2.0)
NMHG change in tax law	—	(1.8)	—	(1.8)
Other	(0.2)	(0.2)	(0.1)	0.2
	(0.2)	(2.0)	(0.1)	(3.6)
Other permanent items:
NACoal percentage depletion	(0.5)	(1.0)	(3.3)	(2.3)
Foreign tax rate differential	(1.1)	(2.2)	(5.0)	(3.0)
Valuation allowance	(0.8)	0.1	(2.3)	0.8
Other	0.6	0.8	2.4	1.1
	(1.8)	(2.3)	(8.2)	(3.4)
Income tax provision	$7.2	$0.9	$31.4	$4.3
Effective income tax rate	27.4%	5.3%	27.7%	13.5%

During the first quarter of 2010, NMHG sold an investment in a subsidiary in Australia. Due to the difference between the book basis and tax basis of the investment in the subsidiary, the Company recognized a tax benefit related to the sale during the first three months of 2010.

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

The components of pension and postretirement (income) expense are set forth below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2011	2010	2011	2010
U.S. Pension
Service cost	$—	$—	$—	$—
Interest cost	1.9	1.9	3.7	4.0
Expected return on plan assets	(2.5)	(2.1)	(4.8)	(4.3)
Amortization of actuarial loss	1.5	1.2	2.8	2.4
Amortization of prior service credit	(0.1)	(0.1)	(0.2)	(0.2)
Total	$0.8	$0.9	$1.5	$1.9
Non-U.S. Pension
Service cost	$0.6	$0.4	$1.1	$0.8
Interest cost	1.9	1.7	3.8	3.5
Expected return on plan assets	(2.4)	(2.1)	(4.8)	(4.3)
Amortization of actuarial loss	1.0	0.7	2.0	1.5
Amortization of prior service credit	(0.1)	—	(0.1)	—
Amortization of transition liability	0.1	—	0.1	—
Total	$1.1	$0.7	$2.1	$1.5
Postretirement
Service cost	$0.1	$0.1	$0.1	$0.1
Interest cost	0.1	0.1	0.2	0.2
Amortization of prior service credit	(0.1)	(0.3)	(0.1)	(0.3)
Plan amendments	—	(0.7)	—	(0.7)
Total	$0.1	$(0.8)	$0.2	$(0.7)

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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2011	2010	2011	2010
Revenues from external customers
NMHG
NMHG Americas	$400.8	$259.8	$759.4	$488.1
NMHG Europe	194.8	112.9	368.9	203.9
NMHG Other	52.4	40.8	106.3	96.9
	648.0	413.5	1,234.6	788.9
HBB	104.3	103.3	204.9	205.9
KC	40.0	40.9	80.9	83.7
NACoal	19.4	42.3	37.3	79.9
NACCO and Other	—	—	—	—
Eliminations	(0.7)	(1.2)	(1.2)	(2.0)
Total	$811.0	$598.8	$1,556.5	$1,156.4

Operating profit (loss)
NMHG
NMHG Americas	$24.6	$10.4	$46.9	$16.3
NMHG Europe	3.5	4.1	9.2	2.7
NMHG Other	(0.6)	(4.7)	1.8	1.1
	27.5	9.8	57.9	20.1
HBB	3.6	7.8	6.9	15.2
KC	(4.3)	(2.9)	(9.7)	(5.8)
NACoal	5.3	15.7	14.8	26.7
NACCO and Other	(1.1)	(3.1)	(3.6)	(4.8)
Eliminations	0.1	—	0.1	0.1
Total	$31.1	$27.3	$66.4	$51.5
Net income (loss) attributable to stockholders
NMHG
NMHG Americas	$18.3	$5.6	$34.7	$8.1
NMHG Europe	3.2	2.7	8.5	0.9
NMHG Other	(2.3)	(1.0)	(1.7)	6.3
	19.2	7.3	41.5	15.3
HBB	1.3	3.8	2.3	7.2
KC	(2.7)	(1.8)	(6.0)	(3.6)
NACoal	4.6	11.3	11.7	19.4
NACCO and Other	(1.0)	(5.3)	33.7	(8.3)
Eliminations	(2.2)	0.6	(1.2)	(2.4)
Total	$19.2	$15.9	$82.0	$27.6

Note 14 - Other Events and Transactions

NACoal: NACoal expects to sell $22.8 million of assets, primarily a dragline, to Mississippi Power Company upon the resolution of certain contingencies. The sale of these assets is expected to occur in 2011. As a result, these assets have been classified as held for sale in the Unaudited Condensed Consolidated Balance Sheet at June 30, 2011 and December 31, 2010.

During the second quarter of 2010, NACoal received and recorded a payment of $7.6 million, which is included on the line “Revenues” in the Unaudited Condensed Consolidated Statement of Operations, related to the reimbursement from Mississippi Power Company for previously recognized costs for pre-development activities. NACoal also received a payment of $3.5 million related to Mississippi Power Company's purchase of permit assets which approximated NACoal's book value.

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
As a result of the settlement during the first quarter of 2011, no further litigation costs in relation to this matter will be incurred. Litigation costs related to the failed transaction with Applica were $2.8 million during the six months ended June 30, 2011. This compares with $4.5 million and $6.9 million during the three and six months ended June 30, 2010, respectively.

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

NACCO MATERIALS HANDLING GROUP

FINANCIAL REVIEW

The results of operations for NMHG were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2011	2010	2011	2010
Revenues
Americas	$400.8	$259.8	$759.4	$488.1
Europe	194.8	112.9	368.9	203.9
Other	52.4	40.8	106.3	96.9
	$648.0	$413.5	$1,234.6	$788.9
Operating profit (loss)
Americas	$24.6	$10.4	$46.9	$16.3
Europe	3.5	4.1	9.2	2.7
Other	(0.6)	(4.7)	1.8	1.1
	$27.5	$9.8	$57.9	$20.1
Interest expense	$3.9	$4.1	$7.8	$8.2
Other (income) expense	$(1.0)	$(1.5)	$(2.1)	$(1.6)
Net income attributable to stockholders	$19.2	$7.3	$41.5	$15.3
Effective income tax rate	22.4%	(a)	20.7%	(a)

(a)	The effective income tax rate is not meaningful.

See discussion of the consolidated effective income tax rate in Note 11 of the unaudited condensed consolidated financial statements.

Second Quarter of 2011 Compared with Second Quarter of 2010

The following table identifies the components of change in revenues for the second quarter of 2011 compared with the second quarter of 2010:

Revenues
2010	$413.5
Increase in 2011 from:
Unit volume and product mix	180.8
Foreign currency	27.7
Unit price	11.2
Other	7.8
Parts	7.0
2011	$648.0

Revenues increased 56.7% to $648.0 million in the second quarter of 2011 compared with $413.5 million in the second quarter of 2010, primarily as a result of a significant increase in unit volume in all geographic markets, favorable foreign currency movements primarily as the euro strengthened against the U.S. dollar, the favorable effect of unit price increases implemented in late 2010 and early 2011 primarily in the Americas and an increase in parts volume. Worldwide new unit shipments increased in the second quarter of 2011 to 19,921 from shipments of 13,757 in the second quarter of 2010.

The following table identifies the components of change in operating profit for the second quarter of 2011 compared with the second quarter of 2010:

Operating Profit
2010	$9.8
Increase (decrease) in 2011 from:
Gross profit	35.9
Other	1.2
Other selling, general and administrative expenses	(15.2)
Foreign currency	(4.2)
2011	$27.5

NMHG recognized operating profit of $27.5 million in the second quarter of 2011 compared with $9.8 million in the second quarter of 2010. The increase was primarily due to improved gross profit as a result of higher sales volumes on units and the favorable effect of price increases, with such price increases fully offsetting material cost increases. In addition, gross profit improved as a result of lower manufacturing variances due to higher production levels in 2011. The increase in gross profit was partially offset by higher selling, general and administrative expenses, primarily as a result of higher employee-related expenses resulting from the full restoration in 2011 of compensation and benefits, which were only partially restored in the second quarter of 2010, and an unfavorable change in foreign currency primarily from the absence of deferred gains on foreign currency exchange contracts recognized in earnings during 2010.

NMHG recognized net income attributable to stockholders of $19.2 million in the second quarter of 2011 compared with $7.3 million in the second quarter of 2010. The increase was primarily a result of the improvement in operating profit partially offset by higher income tax expense from increased pre-tax income in 2011 and the absence of an income tax benefit on pre-tax income in the second quarter of 2010 primarily from a change in a foreign tax law that reduced the statute of limitations for certain items.

Backlog

NMHG's worldwide backlog level was approximately 25,100 units at June 30, 2011 compared with approximately 21,700 units at June 30, 2010 and approximately 24,800 units at March 31, 2011.

First Six Months of 2011 Compared with First Six Months of 2010

The following table identifies the components of change in revenues for the first six months of 2011 compared with the first six months of 2010:

Revenues
2010	$788.9
Increase (decrease) in 2011 from:
Unit volume and product mix	390.4
Foreign currency	32.4
Unit price	19.8
Parts	16.4
Other	14.7
Sale of certain operations	(28.0)
2011	$1,234.6

Revenues increased 56.5% to $1,234.6 million in the first six months of 2011 compared with $788.9 million in the first six months of 2010, primarily due to a significant increase in unit volume in all geographic markets, favorable foreign currency movements primarily as a result of the euro strengthening against the U.S. dollar, the favorable effect of unit price increases implemented in late 2010 and early 2011 in the Americas and Europe as well as an increase in parts volume primarily in the Americas. The increase in revenue was slightly offset by the sale of certain retail and rental operations in Australia and Europe in 2010.

The following table identifies the components of change in operating profit for the first six months of 2011 compared with the first six months of 2010:

Operating Profit
2010	$20.1
Restructuring programs	(1.9)
18.2
Increase (decrease) in 2011 from:
Gross profit	88.1
Other selling, general and administrative expenses	(32.8)
Foreign currency	(12.6)
Other	(3.0)
2011	$57.9

NMHG recognized operating profit of $57.9 million in the first six months of 2011 compared with $20.1 million in the first six months of 2010. The increase was primarily due to improved gross profit as a result of higher sales volumes on units and parts, the favorable effect of price increases, lower manufacturing variances due to higher production levels in 2011 and an increase in the sales of higher margin units, primarily in the Americas, partially offset by increased material costs. The increase in gross profit was partially offset by higher selling, general and administrative expenses, primarily due to higher employee-related expenses resulting from the full restoration in 2011 of compensation and benefits which were only partially restored in the first six months of 2010, and an unfavorable change in foreign currency primarily from the absence of deferred gains on foreign currency exchange contracts recognized in earnings during 2010.

NMHG recognized net income attributable to stockholders of $41.5 million in the first six months of 2011 compared with $15.3 million in the first six months of 2010. The increase was primarily a result of the improvement in operating profit partially offset by higher income tax expense from increased pre-tax income in 2011 and the absence of income tax benefits on pre-tax income in the first six months of 2010 which were related to the sale of certain Australian operations and a change in a foreign tax law that reduced the statute of limitations for certain items.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the six months ended June 30:

	2011	2010	Change
Operating activities:
Net income	$41.4	$15.3	$26.1
Depreciation and amortization	16.1	17.7	(1.6)
Other	9.3	(16.7)	26.0
Working capital changes:
Accounts receivable	(36.1)	(37.6)	1.5
Inventories	(41.6)	(13.3)	(28.3)
Accounts payable	18.0	48.6	(30.6)
Other	(10.9)	30.8	(41.7)
Net cash provided by (used for) operating activities	(3.8)	44.8	(48.6)

Investing activities:
Expenditures for property, plant and equipment	(6.7)	(3.2)	(3.5)
Proceeds from the sale of assets	0.3	0.2	0.1
Net cash used for investing activities	(6.4)	(3.0)	(3.4)

Cash flow before financing activities	$(10.2)	$41.8	$(52.0)

Net cash provided by (used for) operating activities decreased $48.6 million in the first six months of 2011 compared with the first six months of 2010 primarily as a result of the change in working capital, partially offset by the improvement in net income and the change in other operating activities. During 2010 and 2011, working capital was significantly affected as sales began to recover from the low levels experienced in 2009 and, as a result, accounts receivable, inventory and accounts payable increased. The other working capital change was primarily from a decrease in intercompany tax receivables mainly due to improved operating results. The increase in other operating activities was due primarily to the non-cash effect of the release of deferred gains on foreign currency exchange contracts into earnings during 2010 and a change in deferred taxes.

Net cash used for investing activities increased primarily as a result of an increase in expenditures for property, plant and equipment in the first six months of 2011 compared to the first six months of 2010.

	2011	2010	Change
Financing activities:
Net reductions of long-term debt and revolving credit agreements	$(7.9)	$(5.9)	$(2.0)
Cash dividends paid to NACCO	(5.0)	(5.0)	—
Financing fees paid	—	(2.5)	2.5
Net cash used for financing activities	$(12.9)	$(13.4)	$0.5

The decrease in net cash used for financing activities during the first six months of 2011 compared with the first six months of 2010 was primarily due to the absence of financing fees paid in the first six months of 2010, partially offset by a larger net reduction of long-term debt and revolving credit agreements during the first six months of 2011.

Financing Activities
NMHG's primary financing is provided by a $150.0 million secured floating-rate revolving credit facility (the “NMHG Facility”) and a term loan facility (the “NMHG Term Loan”). The obligations under the NMHG Facility are secured by a first lien on the cash and cash equivalents, accounts receivable and inventory of NMHG. The approximate book value of NMHG's assets held as collateral under the NMHG Facility was $655 million as of June 30, 2011.

The maximum availability under the NMHG Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the NMHG Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the NMHG Facility. A portion of the availability can be denominated in British pounds or euros. Borrowings bear interest at a floating rate which can be a base rate or LIBOR (London Interbank Offered Rate) plus a margin. The applicable margins, effective June 30, 2011, for domestic base rate loans and LIBOR loans were 2.00% and 3.00%, respectively. The applicable margins, effective June 30, 2011, for foreign overdraft loans and foreign LIBOR loans were 3.50%, and 3.25%, respectively. The NMHG Facility also requires the payment of a fee of 0.75% per annum on the unused commitment.

At June 30, 2011, the excess availability under the NMHG Facility was $132.5 million, which reflects reductions of $10.0 million for an excess availability requirement and $7.5 million for letters of credit. If commitments or availability under these facilities are increased, availability under the NMHG Facility will be reduced.

There were no borrowings outstanding under the NMHG Facility at June 30, 2011. The domestic and foreign floating rates of interest applicable to the NMHG Facility on June 30, 2011 were 5.25% and a range of 3.50% to 4.50%, respectively, including the applicable floating rate margin. The NMHG Facility expires in June 2014.

The NMHG Facility includes restrictive covenants, which, among other things, limit the payment of dividends to NACCO. Subject to achieving availability thresholds, dividends to NACCO are limited to the larger of $5.0 million or 50% of the preceding year's net income for NMHG. The NMHG Facility also requires NMHG to maintain a minimum excess availability during the term of the agreement and achieve a maximum leverage ratio and a minimum fixed charge coverage ratio, in certain circumstances, as defined in the NMHG Facility. At June 30, 2011, NMHG was in compliance with the covenants in the NMHG Facility.

During 2006, NACCO Materials Handling Group, Inc. (“NMHG Inc.”), a wholly owned subsidiary of NMHG, entered into the NMHG Term Loan that provided for term loans up to an aggregate principal amount of $225.0 million, which mature in March 2013. The term loans require quarterly payments in an amount equal to 1% of the original principal per year for the first six years, with the remaining balance to be paid in four equal installments in the seventh year. At June 30, 2011, there was $213.8 million outstanding under the NMHG Term Loan.

Borrowings under the NMHG Term Loan are guaranteed by NMHG and substantially all of NMHG's domestic subsidiaries. The obligations of the guarantors under the NMHG Term Loan are secured by a first lien on all of the domestic machinery, equipment and real property owned by NMHG Inc. and each guarantor and a second lien on all of the collateral securing the obligations of NMHG under the NMHG Facility. The approximate book value of NMHG's assets held as collateral under the NMHG Term Loan was $745 million as of June 30, 2011, which includes the book value of the assets securing the NMHG Facility.

Outstanding borrowings under the NMHG Term Loan bear interest at a variable rate that, at NMHG Inc.'s option, will be either LIBOR or a floating rate, as defined in the NMHG Term Loan, plus an applicable margin. The applicable margin is subject to adjustment based on a leverage ratio. The weighted average interest rate on the amount outstanding under the NMHG Term Loan at June 30, 2011 was 3.09%.

In addition to the amount outstanding under the NMHG Term Loan, NMHG had borrowings of approximately $12.9 million at June 30, 2011 under various foreign working capital facilities.

The NMHG Term Loan includes restrictive covenants, which, among other things, limit the payment of dividends to NACCO. Subject to achieving availability thresholds, dividends to NACCO are limited to the larger of $5.0 million or 50% of the preceding year's net income for NMHG. The NMHG Term Loan also requires NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum leverage ratio and minimum fixed charge coverage ratio tests. At June 30, 2011, NMHG was in compliance with the covenants in the NMHG Term Loan.

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

Capital Expenditures

Expenditures by NMHG for property, plant and equipment were $6.7 million during the first six months of 2011. Capital expenditures are estimated to be an additional $23.8 million for the remainder of 2011. Planned expenditures for the remainder of 2011 are primarily for product development and improvements to NMHG's facilities and information technology infrastructure. The principal sources of financing for these capital expenditures will be internally generated funds and bank borrowings.

Capital Structure

NMHG's capital structure is presented below:

	JUNE 30 2011	DECEMBER 31 2010	Change
Cash and cash equivalents	$150.5	$169.5	$(19.0)
Other net tangible assets	361.4	296.5	64.9
Net assets	511.9	466.0	45.9
Total debt	(227.4)	(234.5)	7.1
Total equity	$284.5	$231.5	$53.0
Debt to total capitalization	44%	50%	(6)%

The $64.9 million increase in other net tangible assets during the first six months of 2011 was primarily attributable to higher accounts receivable from increased revenue and an increase in inventory as a result of higher demand. The increase was partially offset by an increase in accounts payable to fund the higher levels of inventory.

Total equity increased $53.0 million in the first six months of 2011 primarily as a result of $41.5 million of net income attributable to stockholders and a $16.6 million decrease in accumulated other comprehensive loss, partially offset by $5.0 million of dividends paid to NACCO during the first quarter of 2011.

OUTLOOK

NMHG expects global market levels for units and parts volumes to continue to strengthen in 2011 compared with 2010. NMHG expects increased bookings in 2011 compared with 2010 but with declining comparative increases each quarter over the prior year quarter because the 2010 quarters became increasingly stronger as the year progressed. Unit shipment levels and parts volume are also expected to continue to improve in 2011. NMHG will continue to monitor ongoing market improvements and adjust manufacturing levels as necessary. NMHG does not currently anticipate significant supply chain constraints or disruptions.

Operating expenses are expected to be higher in 2011 compared with 2010, but at a decreasing rate each quarter, as a result of a larger workforce than in 2010 and the full restoration in 2011 of compensation and benefits, which were gradually restored over the course of 2010. NMHG also anticipates further increases in material costs, particularly steel, in the second half of 2011.

NMHG's new electric-rider, warehouse, internal combustion engine and big truck product development programs are continuing to move forward. The new electric-rider lift truck program is bringing a full line of newly designed products to market. NMHG launched a new electric lift truck in June of 2011 and expects to launch two other electric-rider lift trucks in this series in late 2011. The final new product in the electric-rider lift truck program will be launched in the first half of 2012. NMHG expects to introduce a new medium-duty internal combustion engine lift truck in Europe in the third quarter of 2011 to complement the product launched in the Americas in July 2010. Additional products in this series are expected to be rolled out by 2013. NMHG also expects to introduce a new light-duty internal combustion engine series of lift trucks in the second half of 2011. Finally, NMHG introduced a new 12-ton big truck in the second quarter of 2011. All of these new products are expected to help improve revenues and enhance operating margins.

Overall, net income is expected to increase significantly in 2011 compared with 2010 as a result of a substantial improvement in volume. However, deferred gains on foreign currency contracts which favorably affected 2010 results will not recur in 2011, and the effective income tax rate is expected to be higher in 2011 than in 2010. Also, despite additional volume, earnings for the second half of 2011 are expected to be substantially lower than the first half, and have smaller improvements over prior year earnings as a result of scheduled third quarter plant shutdowns, increasing material costs, increased manufacturing overhead and higher selling, general and administrative expenses as a result of increased employee-related costs. Cash flow before financing activities for the full year 2011 is expected to be higher than in 2010.

Longer term, NMHG is focused on improving margins on new lift truck units, especially in its internal combustion engine business, as a result of new products which have been or are expected to be introduced. In addition, NMHG has an objective of gaining market share through these new products, which meet a broad range of market applications cost effectively, and through enhancements of its independent dealer network.

HAMILTON BEACH BRANDS, INC.

HBB's business is seasonal, and a majority of revenues and operating profit typically occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday-selling season.

FINANCIAL REVIEW

The results of operations for HBB were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2011	2010	2011	2010
Revenues	$104.3	$103.3	$204.9	$205.9
Operating profit	$3.6	$7.8	$6.9	$15.2
Interest expense	$1.3	$1.8	$2.9	$3.6
Other (income) expense	$0.2	$0.2	$0.2	$0.2
Net income	$1.3	$3.8	$2.3	$7.2
Effective income tax rate	38.1%	34.5%	39.5%	36.8%

Second Quarter of 2011 Compared with Second Quarter of 2010

The following table identifies the components of change in revenues for the second quarter of 2011 compared with the second quarter of 2010:

Revenues
2010	$103.3
Increase (decrease) in 2011 from:
Foreign currency	1.1
Unit volume and product mix	0.7
Average sales price	(0.8)
2011	$104.3

Revenues were $104.3 million in the second quarter of 2011 compared with $103.3 million in the second quarter of 2010 primarily due to favorable foreign currency movements caused by a strengthening Canadian dollar and Mexican peso, improved international and commercial sales and a shift in sales to higher-priced products, partially offset by a decrease in sales volumes in the U.S. consumer retail market. The increases were partially offset by lower prices on comparable products sold during the second quarter of 2011 compared with the second quarter of 2010.

The following table identifies the components of change in operating profit for the second quarter of 2011 compared with the second quarter of 2010:

Operating Profit
2010	$7.8
Increase (decrease) in 2011 from:
Gross profit	(4.0)
Other selling, general and administrative expenses	(0.7)
Foreign currency	0.5
2011	$3.6

HBB's operating profit decreased to $3.6 million in the second quarter of 2011 compared with $7.8 million in the second quarter of 2010. Operating profit declined primarily as a result of margin compression on most of its product lines mainly due to higher product and transportation costs as well as $0.9 million of pre-tax costs related to moving the HBB distribution center into a larger facility during the second quarter of 2011. In addition, other selling, general and administrative expenses increased mainly due to higher bad debt expense as a result of a customer filing for bankruptcy protection. The decrease in operating profit was partially offset by favorable foreign currency movements.

HBB recognized net income of $1.3 million in the second quarter of 2011 compared with $3.8 million in the second quarter of 2010 primarily due to the factors affecting operating profit.

First Six Months of 2011 Compared with First Six Months of 2010

The following table identifies the components of change in revenues for the first six months of 2011 compared with the first six months of 2010:

Revenues
2010	$205.9
Increase (decrease) in 2011 from:
Average sales price	(2.8)
Unit volume and product mix	(0.3)
Foreign currency	2.1
2011	$204.9

Revenues were $204.9 million in the first six months of 2011 compared with $205.9 million in the first six months of 2010 primarily due to lower prices on comparable products sold and a decrease in sales volumes in the U.S. consumer retail market. The decrease in revenues was partially offset by improved international and commercial sales and favorable foreign currency movements during the first six months of 2011 compared with the first six months of 2010.

The following table identifies the components of change in operating profit for the first six months of 2011 compared with the first six months of 2010:

Operating Profit
2010	$15.2
Increase (decrease) in 2011 from:
Gross profit	(9.4)
Other selling, general and administrative expenses	(0.8)
Foreign currency	1.9
2011	$6.9

HBB's operating profit decreased to $6.9 million in the first six months of 2011 compared with $15.2 million in the first six months of 2010. Operating profit declined primarily as a result of margin compression on most of its product lines due to lower prices on comparable products sold, higher product and transportation costs and $0.9 million of pre-tax costs related to moving the HBB distribution center into a larger facility during the second quarter of 2011. In addition, other selling, general and administrative expenses increased mainly due to higher bad debt expense as a result of a customer filing for bankruptcy protection. The decrease in operating profit was partially offset by favorable foreign currency movements.

HBB recognized net income of $2.3 million in the first six months of 2011 compared with $7.2 million in the first six months of 2010 primarily due to the factors affecting operating profit.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the six months ended June 30:

	2011	2010	Change
Operating activities:
Net income	$2.3	$7.2	$(4.9)
Depreciation and amortization	1.2	1.2	—
Other	4.1	(2.7)	6.8
Working capital changes	13.1	22.5	(9.4)
Net cash provided by operating activities	20.7	28.2	(7.5)

Investing activities:
Expenditures for property, plant and equipment	(1.5)	(1.2)	(0.3)
Net cash used for investing activities	(1.5)	(1.2)	(0.3)

Cash flow before financing activities	$19.2	$27.0	$(7.8)

Net cash provided by operating activities decreased $7.5 million primarily due to the change in working capital and the decline in net income in the first six months of 2011 compared with the first six months of 2010, partially offset by the change in other operating activities. The change in working capital was primarily the result of a decrease in accounts payable during the first six months of 2011 compared with an increase in the first six months of 2010 mainly due to higher inventory levels at the end of the 2010 holiday selling season compared with the prior year, partially offset by a decrease in inventory during the first six months of 2011. The change in other operating activities was primarily due to pension contributions made in the first six months of 2010.

	2011	2010	Change
Financing activities:
Reductions to long-term debt and revolving credit agreements	$(0.6)	$(0.6)	$—
Capital contribution from NACCO	4.0	—	4.0
Net cash provided by (used for) financing activities	$3.4	$(0.6)	$4.0

The change in net cash provided by (used for) financing activities was due to a capital contribution from NACCO during the first six months of 2011.

Financing Activities
HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires July 2012. The obligations under the HBB Facility are secured by a first lien on the accounts receivable and inventory of HBB and a second lien on all of the other assets of HBB. The approximate book value of HBB's assets held as collateral for the first and second lien under the HBB Facility was $230 million as of June 30, 2011.

The HBB Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable, as defined in the HBB Facility. Adjustments to reserves, including derivative reserves, will also change the eligible borrowing base. A portion of the availability is denominated in Canadian dollars to provide funding to HBB's Canadian subsidiary. Borrowings bear interest at a floating rate, which can be either a base rate, LIBOR or bankers' acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective June 30, 2011, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.00%, respectively. The applicable margins, effective June 30, 2011, for base rate and bankers' acceptance loans denominated in Canadian dollars were 0.50% and 1.00%, respectively. The HBB Facility also requires a fee of 0.20% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on average excess availability.

At June 30, 2011, the borrowing base under the HBB Facility was $72.4 million. There were no borrowings outstanding under the HBB Facility at June 30, 2011. The floating rate of interest applicable to the HBB Facility at June 30, 2011 was 1.25% including the floating rate margin.

The HBB Facility includes restrictive covenants that, among other things, set limitations on additional indebtedness (other than indebtedness under the HBB Facility and HBB Term Loan (defined below)), investments, asset sales and the payment of dividends to NACCO. Subject to achieving availability thresholds, annual dividends to NACCO are limited to $5.0 million plus 50% of HBB's net income since the effective date of the amendment to the HBB Facility in 2007. The HBB Facility also requires HBB to meet minimum fixed charge ratio tests in certain circumstances. At June 30, 2011, HBB was in compliance with the covenants in the HBB Facility.

During 2007, HBB entered into a term loan agreement (the “HBB Term Loan”) that provided for term loans up to an aggregate principal amount of $125.0 million. Borrowings outstanding under the HBB Term Loan were $114.3 million at June 30, 2011. The term loans require quarterly principal payments in an amount equal to 1% of the original principal amount per year for the term of the loan, with the remaining balance to be paid at maturity in May 2013. Prior to maturity, the term loans are subject to mandatory prepayments from the proceeds of the issuance of certain indebtedness, certain asset sales and 50% of excess cash flow, as defined in the HBB Term Loan. The obligations of HBB under the HBB Term Loan are secured by a second lien on accounts receivable and inventory and a first lien on all of the other assets of HBB. The approximate book value of HBB's assets held as collateral for the first and second lien under the HBB Term Loan was $230 million as of June 30, 2011.

The term loans bear interest at a floating rate that, at HBB's option, can be either a base rate or LIBOR, as defined in the HBB Term Loan, plus an applicable margin. The applicable margins, effective June 30, 2011, for base rate loans and LIBOR loans were 1.25% and 2.25%, respectively. The applicable margins are subject to quarterly adjustment based on a leverage ratio. The weighted average interest rate on the amount outstanding under the HBB Term Loan was 2.50% at June 30, 2011.

The HBB Term Loan contains restrictive covenants substantially similar to those in the HBB Facility that, among other things, limit the amount of dividends HBB may declare and pay and the incurrence of indebtedness (other than indebtedness under the HBB Facility). Annual dividends to NACCO are limited to $5.0 million plus 50% of HBB's net income since the closing date of the HBB Term Loan in 2007. The HBB Term Loan also requires HBB to meet certain financial tests, including, but not limited to, maximum total leverage ratio and minimum fixed charge coverage ratio tests. At June 30, 2011, HBB was in compliance with the covenants in the HBB Term Loan.

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

Capital Expenditures

Expenditures for property, plant and equipment were $1.5 million for the first six months of 2011 and are estimated to be an additional $2.9 million for the remainder of 2011. These planned capital expenditures are primarily for tooling for new products. These expenditures are expected to be funded from internally generated funds.

Capital Structure

Working capital is significantly affected by the seasonality of HBB's business. The following is a discussion of the changes in HBB's capital structure at June 30, 2011 compared with both June 30, 2010 and December 31, 2010.

June 30, 2011 Compared with June 30, 2010

	JUNE 30 2011	JUNE 30 2010	Change
Cash and cash equivalents	$68.4	$60.5	$7.9
Other net tangible assets	67.8	50.9	16.9
Net assets	136.2	111.4	24.8
Total debt	(114.5)	(115.6)	1.1
Total equity (deficit)	$21.7	$(4.2)	$25.9
Debt to total capitalization	84%	(a)	(a)

(a)	Debt to total capitalization is not meaningful.

Other net tangible assets increased $16.9 million from June 30, 2010 to June 30, 2011, primarily due to a decrease in accounts payable from reduced inventory purchases mainly attributable to higher levels of inventory in 2011 from lower than expected sales during the holiday-selling season of 2010 and a decrease in accrued payroll primarily due to payments made in the second half of 2010.

Total equity (deficit) increased primarily due to HBB's net income of $19.5 million during the twelve months ended June 30, 2011, a $4.0 million capital contribution from NACCO during the first six months of 2011 and a $2.4 million decrease in accumulated other comprehensive loss.

June 30, 2011 Compared with December 31, 2010

	JUNE 30 2011	DECEMBER 31 2010	Change
Cash and cash equivalents	$68.4	$45.6	$22.8
Other net tangible assets	67.8	83.4	(15.6)
Net assets	136.2	129.0	7.2
Total debt	(114.5)	(115.1)	0.6
Total equity	$21.7	$13.9	$7.8
Debt to total capitalization	84%	89%	(5)%

Other net tangible assets decreased $15.6 million from December 31, 2010 to June 30, 2011, primarily due to lower levels of accounts receivable and inventory, which were partially offset by lower levels of accounts payable primarily attributable to the seasonality of the business and a decrease in accrued payroll mainly due to payments made in the first half of 2011.

Total equity increased primarily due to a $4.0 million capital contribution from NACCO, HBB's net income of $2.3 million, and a $1.5 million decrease in accumulated other comprehensive loss during the first six months of 2011.

OUTLOOK

The small kitchen appliance market in which HBB participates has softened in the first half of 2011. HBB's target consumer, the mass-market consumer, continues to struggle as a result of financial concerns and high unemployment rates. As a result, this segment of the U.S. consumer market is expected to remain challenged. International and commercial product markets remain strong and strength in these markets is expected to continue throughout the remainder of 2011.

HBB continues to focus on strengthening its market position through product innovation, promotions, increased placements and branding programs, together with appropriate levels of advertising for its highly successful Brewstation® coffee maker and Stay-or-Go® slow cooker lines. HBB expects the new Melitta-branded beverage appliances, introduced in late 2010, to continue to gain market position over time. In addition, HBB expects to continue to introduce innovative products in several small appliance categories. In the second half of 2011, HBB expects to launch The ScoopTM, a single serve coffee maker, and the DurathonTM iron product line. These products, as well as other new product introductions in the pipeline for 2011, and key placements for the third and fourth quarters of 2011 are expected to affect revenues favorably. As a result, HBB currently anticipates full year revenues in 2011 to increase compared with 2010.

Overall, full-year 2011 net income is expected to be somewhat lower than 2010 due to margin pressure from increased transportation and product costs. HBB continues to monitor commodity costs closely and expects to adjust product prices and placements as appropriate if product costs continue to increase as anticipated. Nonetheless, price increases are not expected to fully offset cost increases in 2011. HBB anticipates that 2011 cash flow before financing activities will be higher than in 2010.

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

FINANCIAL REVIEW

The results of operations for KC were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2011	2010	2011	2010
Revenues	$40.0	$40.9	$80.9	$83.7
Operating loss	$(4.3)	$(2.9)	$(9.7)	$(5.8)
Interest expense	$0.1	$0.1	$0.2	$0.2
Net loss	$(2.7)	$(1.8)	$(6.0)	$(3.6)
Effective income tax rate	38.6%	40.0%	39.4%	40.0%

Second Quarter of 2011 Compared with Second Quarter of 2010

The following table identifies the components of change in revenues for the second quarter of 2011 compared with the second quarter of 2010:

Revenues
2010	$40.9
Increase (decrease) in 2011 from:
Closed stores	(2.8)
LGC comparable store sales	(0.7)
New store sales	2.6
2011	$40.0

Revenues for the second quarter of 2011 decreased 2.2% to $40.0 million compared with $40.9 million in the second quarter of 2010. The decrease was primarily due to the effect of closing unprofitable Le Gourmet Chef (“LGC”) and KC stores since June 30, 2010 and a decrease in comparable store sales at LGC, partially offset by an increase in sales at newly opened KC and LGC stores. The decrease in comparable store sales at LGC was mainly attributable to fewer customer visits and a decline in store transactions, partially offset by a higher average sale transaction value. At June 30, 2011, KC operated 240 stores compared with 224 stores at June 30, 2010 and 234 stores at December 31, 2010. At June 30, 2011, LGC operated 61 stores compared with 66 stores at June 30, 2010 and 66 stores at December 31, 2010.

The following table identifies the components of change in operating loss for the second quarter of 2011 compared with the second quarter of 2010:

Operating Loss
2010	$(2.9)
(Increase) decrease in 2011 from:
New stores	(0.6)
KC comparable stores	(0.5)
Selling, general and administrative expenses	(0.5)
LGC comparable stores	(0.1)
Closed stores	0.3
2011	$(4.3)

KC's operating loss increased to $4.3 million in the second quarter of 2011 compared with $2.9 million in the second quarter of 2010. The increase was primarily as a result of increased store costs due to an increase in the number of stores, lower KC comparable store results mainly from a shift in sales to lower margin products and an increase in selling, general and administrative expenses primarily from higher employee-related expenses.

KC reported a net loss of $2.7 million in the second quarter of 2011 compared with $1.8 million in the second quarter of 2010 primarily due to the factors affecting operating loss.

First Six Months of 2011 Compared with First Six Months of 2010

The following table identifies the components of change in revenues for the first six months of 2011 compared with the first six months of 2010:

Revenues
2010	$83.7
Increase (decrease) in 2011 from:
Closed stores	(6.5)
LGC comparable store sales	(1.1)
KC comparable store sales	(0.7)
New store sales	5.5
2011	$80.9

Revenues decreased 3.3% to $80.9 million for the first six months of 2011 compared with $83.7 million in the first six months of 2010. The decrease was primarily due to the effect of closing unprofitable LGC and KC stores since June 30, 2010 and a decrease in comparable store sales in both store formats, which was partially offset by an increase in sales at newly opened KC and LGC stores. The decrease in comparable store sales at both formats was mainly attributable to fewer customer visits, partially offset by a higher average sale transaction value.

The following table identifies the components of change in operating loss for the first six months of 2011 compared with the first six months of 2010:

Operating Loss
2010	$(5.8)
(Increase) decrease in 2011 from:
KC comparable stores	(1.9)
Selling, general and administrative expenses	(1.3)
New stores	(0.8)
LGC comparable stores	(0.3)
Closed stores	0.4
2011	$(9.7)

KC's operating loss increased to $9.7 million in the first six months of 2011 compared with $5.8 million in the first six months of 2010. The increase was primarily due to lower comparable store results, primarily at KC, as a result of a shift in sales to lower margin products and from higher selling, general and administrative expenses primarily from $0.7 million of costs incurred in the first quarter of 2011 for the relocation of KC's two distribution centers into one larger facility and an increase in employee-related expenses. In addition, the operating loss increased as a result of higher store costs due to an increase in the number of stores. The increase in operating loss was partially offset by the favorable effect of closing unprofitable LGC stores during the past twelve months.

KC reported a net loss of $6.0 million in the first six months of 2011 compared with $3.6 million in the first six months of 2010 primarily due to the factors affecting operating loss.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the six months ended June 30:

	2011	2010	Change
Operating activities:
Net loss	$(6.0)	$(3.6)	$(2.4)
Depreciation and amortization	1.5	1.6	(0.1)
Other	1.0	—	1.0
Working capital changes	(16.0)	(12.1)	(3.9)
Net cash used for operating activities	(19.5)	(14.1)	(5.4)

Investing activities:
Expenditures for property, plant and equipment	(1.5)	(1.1)	(0.4)
Net cash used for investing activities	(1.5)	(1.1)	(0.4)

Cash flow before financing activities	$(21.0)	$(15.2)	$(5.8)

Net cash used for operating activities increased $5.4 million primarily due to the change in working capital and the increase in net loss during the first six months of 2011 compared with the first six months of 2010. The change in working capital was mainly attributable to a change in intercompany taxes and a smaller decrease in inventory primarily attributable to lower than expected sales volume during the first six months of 2011 compared with the first six months of 2010. These items were partially offset by a smaller decrease in accounts payable during the first six months of 2011 compared with the first six months of 2010 mainly from higher levels of inventory compared with the prior year.

	2011	2010	Change
Financing activities:
Net additions to revolving credit agreement	$12.5	$8.0	$4.5
Cash dividends paid to NACCO	(2.5)	—	(2.5)
Financing fees paid	—	(0.4)	0.4
Other	(0.1)	0.1	(0.2)
Net cash provided by financing activities	$9.9	$7.7	$2.2

Net cash provided by financing activities increased $2.2 million in the first six months of 2011 compared with the first six months of 2010, primarily from higher levels of borrowings, partially offset by dividends paid to NACCO in the first quarter of 2011.

Financing Activities
KC has a $30.0 million secured revolving line of credit that expires in April 2013 (the “KC Facility”). The KC Facility can be extended at KC's option for an additional year, subject to the lender's consent. The obligations under the KC Facility are secured by substantially all assets of KC. The approximate book value of KC's assets held as collateral under the KC Facility was $75 million as of June 30, 2011.

The availability is derived from a borrowing base formula using KC's eligible inventory and eligible credit card accounts receivable, as defined in the KC Facility. At June 30, 2011, the borrowing base was $27.0 million. Borrowings outstanding under the KC Facility were $12.5 million at June 30, 2011. Therefore, at June 30, 2011, the excess availability under the KC Facility was $14.5 million.

Borrowings bear interest at a floating rate, which can be either a base rate or LIBOR, as defined in the KC Facility, plus an applicable margin. The applicable margins, effective June 30, 2011, for base rate and LIBOR loans were 1.75% and 2.75%, respectively. The floating rate of interest applicable to the KC Facility was 3.06% at June 30, 2011, including the floating rate margin. The KC Facility also requires a fee of 0.50% per annum on the unused commitment.

The KC Facility allows for the payment of dividends to NACCO, subject to certain restrictions based on availability and meeting a fixed charge coverage ratio as described in the KC Facility.

KC believes funds available from cash on hand, the KC Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the KC Facility expires in April 2013.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2010, except for an increase of approximately $30 million in operating leases primarily due to the opening of new KC stores, there have been no significant changes in the total amount of KC's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 65 in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Capital Expenditures

Expenditures for property, plant and equipment were $1.5 million for the first six months of 2011 and are estimated to be an additional $1.4 million for the remainder of 2011. These planned capital expenditures are primarily for fixtures and equipment at new or existing stores and improvements to KC's information technology infrastructure. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

Working capital is significantly affected by the seasonality of KC's business. The following is a discussion of the changes in KC's capital structure at June 30, 2011 compared with both June 30, 2010 and December 31, 2010.

June 30, 2011 Compared with June 30, 2010

	JUNE 30 2011	JUNE 30 2010	Change
Cash and cash equivalents	$0.6	$1.0	$(0.4)
Other net tangible assets	51.5	48.0	3.5
Net assets	52.1	49.0	3.1
Total debt	(12.5)	(8.0)	(4.5)
Total equity	$39.6	$41.0	$(1.4)
Debt to total capitalization	24%	16%	8%

The change in other net tangible assets at June 30, 2011 compared with June 30, 2010 was mainly due to higher levels of inventory at June 30, 2011 compared with June 30, 2010 and an increase in net intercompany tax accounts receivable due to the increase in net loss. The reduction was partially offset by an increase in accounts payable to support the higher inventory levels. Total debt increased primarily as a result of higher borrowing requirements during the first six months of 2011 compared with the first six months of 2010. Total equity decreased due to dividends paid to NACCO of $2.5 million in the first six months of 2011 partially offset by net income of $1.1 million recognized during the twelve-month period ended June 30, 2011.

June 30, 2011 Compared with December 31, 2010

	JUNE 30 2011	DECEMBER 31 2010	Change
Cash and cash equivalents	$0.6	$11.7	$(11.1)
Other net tangible assets	51.5	36.4	15.1
Net assets	52.1	48.1	4.0
Total debt	(12.5)	—	(12.5)
Total equity	$39.6	$48.1	$(8.5)
Debt to total capitalization	24%	(a)	(a)

(a)	Debt to total capitalization is not meaningful.

Other net tangible assets increased $15.1 million at June 30, 2011 compared with December 31, 2010, primarily from a decrease in accounts payable due to the seasonality of the business, an increase in intercompany tax accounts receivable due to the net loss during the first six months of 2011 and a decrease in intercompany tax accounts payable, other current liabilities and accrued payroll as a result of payments made in the first six months of 2011. These items were partially offset by a decrease in inventory due to the seasonality of the business.

Total debt increased as a result of the seasonality of the business and the required funding of operations during the first six months of 2011. Total equity decreased as a result of KC's net loss of $6.0 million and dividends paid to NACCO of $2.5 million during the first six months of 2011.

OUTLOOK

High unemployment rates and fuel prices, along with other financial concerns, are expected to continue to constrain consumer spending levels for KC's target consumer, creating a challenging retail environment. However, as a result of opening a significant number of new Kitchen Collection® stores over the remainder of 2011, KC expects a modest increase in revenue in 2011 compared with 2010. KC plans to continue to refine its promotional offers and merchandise mix in both the Kitchen Collection® and Le Gourmet Chef® store formats to further enhance sales and margins. The opening of new stores, the renegotiation of leases and KC's continuing program of closing underperforming stores are also expected to contribute to improved results in the second half of 2011. In addition, during the second quarter of 2011, KC completed the combination of its two distribution centers into one larger facility, which is expected to improve distribution operations and increase efficiencies. The Le Gourmet Chef® stores began shipping from the new facility in March 2011 and the Kitchen Collection® stores began shipping in May 2011. KC anticipates increased product and transportation costs in 2011 but expects to offset these increased costs through pricing and other actions as needed. Overall, KC anticipates a slight improvement in full year 2011 net income and an increase in 2011 cash flow before financing activities compared with 2010.

Longer term, KC plans to focus on enhancing sales volume and profitability by strengthening its merchandise mix, store displays and appearance and optimizing store selling space. KC also expects to drive profitability by achieving store growth in the Kitchen Collection® and Le Gourmet Chef® outlet and traditional mall store formats over the longer term while maintaining disciplined cost control. In the near term, growth in the number of stores will be focused on the Kitchen Collection® format. When adequate profit prospects are demonstrated for the Le Gourmet Chef® format, the company's expansion focus will shift to increasing the number of these stores as well.

THE NORTH AMERICAN COAL CORPORATION

NACoal mines and markets coal primarily as fuel for power generation and provides selected value-added mining services for other natural resources companies. Coal is surface mined from NACoal's developed mines in North Dakota, Texas and Mississippi. Total coal reserves approximate 2.1 billion tons with approximately 1.2 billion tons committed to customers pursuant to long-term contracts. NACoal has one consolidated mining operation: Mississippi Lignite Mining Company (“MLMC”). NACoal has eight unconsolidated operations: The Coteau Properties Company (“Coteau”), The Falkirk Mining Company (“Falkirk”), The Sabine Mining Company (“Sabine”), Demery Resources Company, LLC (“Demery”), Caddo Creek Resources Company, LLC (“Caddo Creek”), Camino Real Fuels, LLC (“Camino Real”), Liberty Fuels Company, LLC (“Liberty”) and NoDak Energy Services, LLC ("NoDak"). Demery, Caddo Creek, Camino Real and Liberty are in the development stage and do not currently mine or deliver coal. NoDak was formed to operate and maintain a coal processing facility. NACoal also provides dragline mining services for independently owned limerock quarries in Florida. At the end of 2010, NACoal's contract at San Miguel Lignite Mine (“San Miguel”) expired and its mining operations were transitioned to another company.
The contracts with the unconsolidated operations' customers allow for reimbursement at a price based on actual costs plus an agreed pre-tax profit per ton of coal sold or actual costs plus a management fee. The unconsolidated operations each meet the definition of a variable interest entity and are accounted for by the equity method.

FINANCIAL REVIEW

Tons of coal sold by NACoal's operating mines were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2011	2010	2011	2010
Coteau	2.8	3.3	6.6	7.3
Falkirk	1.5	1.4	3.5	3.3
Sabine	1.1	1.2	2.3	2.3
Unconsolidated mines	5.4	5.9	12.4	12.9
San Miguel	—	0.7	—	1.5
MLMC	0.6	0.8	1.2	1.7
Consolidated mines	0.6	1.5	1.2	3.2
Total tons sold	6.0	7.4	13.6	16.1

The limerock dragline mining operations delivered 4.0 million and 7.6 million cubic yards of limerock in the three and six months ended June 30, 2011, respectively. This compares with 5.1 million and 8.9 million cubic yards of limerock in the three and six months ended June 30, 2010, respectively.

The results of operations for NACoal were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2011	2010	2011	2010
Revenues	$19.4	$42.3	$37.3	$79.9
Operating profit	$5.3	$15.7	$14.8	$26.7
Interest expense	$0.8	$0.9	$1.4	$1.7
Other (income) expense	$(0.8)	$(0.1)	$(0.8)	$(0.3)
Net income	$4.6	$11.3	$11.7	$19.4
Effective income tax rate	13.2%	24.2%	17.6%	23.3%

See further discussion of the consolidated effective income tax rate in Note 11 of the unaudited condensed consolidated financial statements.

Second Quarter of 2011 Compared with Second Quarter of 2010

The following table identifies the components of change in revenues for the second quarter of 2011 compared with the second quarter of 2010:

Revenues
2010	$42.3
Decrease in 2011 from:
San Miguel	(11.3)
Pre-development revenue	(7.6)
Consolidated mining operations	(2.3)
Royalty and other income	(1.7)
2011	$19.4

Revenues for the second quarter of 2011 decreased 54.1% to $19.4 million from $42.3 million in the second quarter of 2010 due to the expiration of NACoal's contract at San Miguel at the end of 2010, the absence of revenue recognized in the second quarter of 2010 related to the reimbursement from Mississippi Power Company for previously recognized costs for pre-development activities, lower revenues at the consolidated mining operations and lower royalty and other income. The decrease at the consolidated mining operations was due primarily to a decrease in tons delivered at MLMC due to unplanned customer power plant outages in the second quarter of 2011 and reduced customer requirements at the limerock dragline mining operations.

The following table identifies the components of change in operating profit for the second quarter of 2011 compared with the second quarter of 2010:

Operating Profit
2010	$15.7
Increase (decrease) in 2011 from:
Pre-development revenue	(7.4)
Consolidated mining operations	(2.5)
Royalty and other income	(0.8)
Earnings of unconsolidated mines	0.3
2011	$5.3

Operating profit decreased to $5.3 million in the second quarter of 2011 from $15.7 million in the second quarter of 2010, primarily as a result of the absence of revenue recognized in the second quarter of 2010 related to the reimbursement from Mississippi Power Company, a decrease in consolidated mining operating profit mainly from higher costs of coal sold as a result of reduced production levels matching customer inventory requirements at MLMC and lower royalty and other income. The decrease in operating profit was partially offset by improved earnings at the unconsolidated mines primarily due to income at the new Liberty mine.

Net income decreased to $4.6 million in the second quarter of 2011 from $11.3 million in the second quarter of 2010 due to the factors affecting operating profit.

First Six Months of 2011 Compared with First Six Months of 2010

The following table identifies the components of change in revenues for the first six months of 2011 compared with the first six months of 2010:

Revenues
2010	$79.9
Decrease in 2011 from:
San Miguel	(23.9)
Consolidated mining operations	(8.6)
Pre-development revenue	(7.6)
Royalty and other income	(2.5)
2011	$37.3

Revenues for the first six months of 2011 decreased 53.3% to $37.3 million from $79.9 million in the first six months of 2010 primarily as a result of the expiration of NACoal's contract at San Miguel at the end of 2010. In addition, the decrease was the result of lower revenues at the consolidated mining operations, the absence of revenue recognized in the second quarter of 2010 related to the reimbursement from Mississippi Power Company for previously recognized costs for pre-development activities and lower royalty and other income. The decrease at the consolidated mining operations was due primarily to a decrease in tons delivered at MLMC due to unplanned customer power plant outages in the first six months of 2011 and reduced customer requirements at the limerock dragline mining operations.

The following table identifies the components of change in operating profit for the first six months of 2011 compared with the first six months of 2010:

Operating Profit
2010	$26.7
Increase (decrease) in 2011 from:
Pre-development revenue	(7.4)
Consolidated mining operations	(4.1)
Royalty and other income	(1.4)
Other selling, general and administrative expenses	(0.9)
Earnings of unconsolidated mines	1.9
2011	$14.8

Operating profit decreased to $14.8 million in the first six months of 2011 from $26.7 million in the first six months of 2010, primarily as a result of the absence of revenue recognized in the second quarter of 2010 related to the reimbursement from Mississippi Power Company, a decrease in consolidated mining operating profit mainly from higher labor, fuel and equipment costs at MLMC and lower royalty and other income. The decrease in operating profit was partially offset by improved earnings at the unconsolidated mines due to income associated with the new Liberty mine.

Net income decreased to $11.7 million in the first six months of 2011 from $19.4 million in the first six months of 2010 due to the factors affecting operating profit.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the six months ended June 30:

	2011	2010	Change
Operating activities:
Net income	$11.7	$19.4	$(7.7)
Depreciation, depletion and amortization	3.9	5.2	(1.3)
Other	5.6	(0.2)	5.8
Working capital changes	(6.1)	(9.5)	3.4
Net cash provided by operating activities	15.1	14.9	0.2

Investing activities:
Expenditures for property, plant and equipment	(6.8)	(3.9)	(2.9)
Proceeds from the sale of assets	0.4	4.0	(3.6)
Investments in other unconsolidated affiliates	—	(1.1)	1.1
Net cash used for investing activities	(6.4)	(1.0)	(5.4)

Cash flow before financing activities	$8.7	$13.9	$(5.2)

The increase in net cash provided by operating activities was primarily the result of changes in other operating activities and working capital in the first six months of 2011 compared with the first six months of 2010, offset by the decrease in net income. The increase in other operating activities was mainly due to a change in deferred taxes. The change in working capital was mainly the result of a decrease in accounts receivable in the first six months of 2011 compared with an increase in the first six months of 2010 primarily due to a reduction in revenue at MLMC and the expiration of NACoal's contract at San Miguel at then end of 2010. This change was partially offset by a decrease in accounts payable, primarily as a result of the expiration of the San Miguel contract at the end of 2010 and a larger increase in coal inventory at MLMC during the first six months of 2011 compared with the prior year mainly as a result of the reduction in tons delivered at MLMC due to unplanned customer power plant outages during the first six months of 2011.

Net cash used for investing activities increased primarily due to an increase in expenditures for mine development and equipment in the first six months of 2011 compared with the first six months of 2010 and fewer proceeds from the sale of assets.

	2011	2010	Change
Financing activities:
Net additions of long-term debt and revolving credit agreements	$0.1	$2.3	$(2.2)
Cash dividends paid to NACCO	(10.0)	(6.0)	(4.0)
Intercompany loans	—	(5.0)	5.0
Net cash used for financing activities	$(9.9)	$(8.7)	$(1.2)

The change in net cash used for financing activities during the first six months of 2011 compared with the first six months of 2010 was primarily due to an increase in the amount of dividends paid to NACCO and lower borrowings of long-term debt in the first six months of 2011 compared with the first six months of 2010, partially offset by the repayment of intercompany loans in the prior year.

Financing Activities

NACoal has an unsecured revolving line of credit of up to $100.0 million (the “NACoal Facility”) that expires in October 2012. Borrowings outstanding under the NACoal Facility were $11.0 million at June 30, 2011. The excess availability under the NACoal Facility was $87.8 million at June 30, 2011, which reflects a reduction for outstanding letters of credit of $1.2 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at either a base rate plus a margin of 1.75% or LIBOR plus a margin of 2.75%. The NACoal Facility also has a commitment fee of 0.50% per year on the unused commitment. The floating rate of interest applicable to the NACoal Facility at June 30, 2011 was 5.00%, including the floating rate margin.

The NACoal Facility also contains restrictive covenants that require, among other things, NACoal to maintain certain debt to EBITDA and interest coverage ratios and provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on the debt to EBITDA ratio and achieving availability thresholds. At June 30, 2011, NACoal was in compliance with these covenants.

During 2004 and 2005, NACoal issued unsecured notes totaling $45.0 million in a private placement (the “NACoal Notes”), which require annual principal payments of approximately $6.4 million that began in October 2008 and will mature on October 4, 2014. These unsecured notes bear interest at a weighted-average fixed rate of 6.08%, payable semi-annually on April 4 and October 4. The NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. NACoal had $25.7 million of the private placement notes outstanding at June 30, 2011. The NACoal Notes contain certain covenants and restrictions that require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios, and limit dividends to NACCO based upon NACoal's leverage ratio. At June 30, 2011, NACoal was in compliance with the covenants in the NACoal Notes.

NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At June 30, 2011, the balance of the note was $5.3 million and the interest rate was 0.55%.

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

Capital Expenditures

Expenditures for property, plant and equipment were $6.8 million during the first six months of 2011. NACoal estimates that its capital expenditures for the remainder of 2011 will be an additional $9.1 million, primarily for mine equipment and development at existing mines. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

NACoal's capital structure is presented below:

	JUNE 30 2011	DECEMBER 31 2010	Change
Cash and cash equivalents	$3.8	$5.0	$(1.2)
Other net tangible assets	124.2	118.4	5.8
Coal supply agreement, net	59.1	60.0	(0.9)
Net assets	187.1	183.4	3.7
Total debt	(43.7)	(41.9)	(1.8)
Total equity	$143.4	$141.5	$1.9
Debt to total capitalization	23%	23%	—%

There were no significant changes in NACoal's capital structure from December 31, 2010 to June 30, 2011.

OUTLOOK

NACoal expects solid operating performance at its coal mining operations in 2011. However, tons delivered at the coal mines in 2011 are expected to be lower than in 2010 as a result of the expiration of the San Miguel contract in December 2010, a power plant customer's significant unplanned maintenance outages in the first half of 2011 and overall lower customer requirements. Royalty and other income in 2011 is also expected to be lower than 2010.

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

The new unconsolidated mines, which are in the development stage and will not be in full production for several years, are expected to continue to generate modest income during 2011. In addition, in early 2011, NACoal finalized a new agreement to provide services to operate a refined coal processing facility through 2018. This agreement is expected to continue to generate modest income during the second half of 2011.

NACoal also has new project opportunities for which it expects to continue to incur additional expenses in 2011. In particular, NACoal continues to move forward to obtain a permit for its Otter Creek reserve in North Dakota in preparation for the expected construction of a new mine. The permit is anticipated to be issued in the second half of 2011.

Overall, NACoal expects full year 2011 net income to decrease significantly compared with 2010 net income mainly as a result of the absence of the reimbursement of previously expensed costs of $7.4 million, or $4.4 million after tax of $3.0 million, received in 2010, substantially reduced royalties and unplanned maintenance outages at a customer's power plant in 2011. Higher selling, general and administrative expenses and the absence of San Miguel are also expected to contribute to the decline in full year net income. Cash flow before financing activities in 2011 is expected to be higher than 2010, assuming mine development activities occur as currently planned.

Over the longer term, NACoal expects to continue its efforts to develop new mining projects. NACoal is actively pursuing domestic opportunities for new coal mining projects, which include prospects for power generation, coal-to-liquids, coal gasification and other clean coal technologies. Furthermore, NACoal is encouraged that new international value-added mining services projects for coal may become available. NACoal also continues to pursue additional non-coal mining opportunities.

NACCO AND OTHER

NACCO and Other includes the parent company operations and Bellaire Corporation ("Bellaire"), a non-operating subsidiary of NACCO.

FINANCIAL REVIEW

Operating Results

The results of operations at NACCO and Other were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2011	2010	2011	2010
Revenues	$—	$—	$—	$—
Operating loss	$(1.1)	$(3.1)	$(3.6)	$(4.8)
Other (income) expense	$0.3	$4.9	$(56.5)	$7.6
Net income (loss)	$(1.0)	$(5.3)	$33.7	$(8.3)

Second Quarter of 2011 Compared with Second Quarter of 2010

NACCO and Other recognized a lower operating loss in the second quarter of 2011 compared with the second quarter of 2010 primarily due to lower employee-related expenses in 2011 compared with 2010 and an increase in management fees charged to the subsidiaries.

The change in other (income) expense in the second quarter of 2011 compared with the second quarter of 2010 was primarily due to the settlement of the Applica litigation, as discussed in the Applica Transaction section below. NACCO and Other recognized a net loss of $1.0 million in the second quarter of 2011 compared with a net loss of $5.3 million in the second quarter of 2010 primarily due to the factors affecting the operating loss and other (income) expense.

First Six Months of 2011 Compared with First Six Months of 2010

NACCO and Other recognized an operating loss of $3.6 million in the first six months of 2011 compared with $4.8 million in the first six months of 2010. The change was primarily due to an increase in management fees charged to the subsidiaries, partially offset by higher employee-related expenses in the first six months of 2011 compared with the first six months of 2010.

The change in other (income) expense in the first six months of 2011 compared with the first six months of 2010 was primarily due to the settlement of the Applica litigation, as discussed in the Applica Transaction section below. NACCO and Other recognized net income of $33.7 million in the first six months of 2011 compared with a net loss of $8.3 million in the first six months of 2010 primarily due to the factors affecting the operating loss and other (income) expense.

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
As a result of the settlement during the first quarter of 2011, no further litigation costs in relation to this matter will be incurred. Litigation costs related to the failed transaction with Applica were $2.8 million during the six months ended June 30, 2011. This compares with $4.5 million and $6.9 million during the three and six months ended June 30, 2010, respectively.

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

Following are the parent company management fees included in each subsidiary's selling, general and administrative expenses for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2011	2010	2011	2010
NMHG	$2.5	$1.6	$5.0	$3.2
HBB	$0.9	$0.8	$1.9	$1.7
KC	$0.1	$0.1	$0.1	$0.1
NACoal	$1.1	$0.9	$2.3	$1.8

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

Capital Structure

NACCO's consolidated capital structure is presented below:

	JUNE 30 2011	DECEMBER 31 2010	Change
Cash and cash equivalents	$301.5	$261.9	$39.6
Other net tangible assets	594.6	533.8	60.8
Coal supply agreement, net	59.1	60.0	(0.9)
Net assets	955.2	855.7	99.5
Total debt	(398.1)	(391.5)	(6.6)
Closed mine obligations, net of tax	(15.9)	(16.0)	0.1
Total equity	$541.2	$448.2	$93.0
Debt to total capitalization	42%	47%	(5)%

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

Changes in internal control over financial reporting: During the second quarter of 2011, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, each operator of a coal or other mine is required to include certain mine safety results in its periodic reports filed with the Securities and Exchange Commission. The operation of NACoal's mines is subject to regulation by the federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act"). MSHA inspects NACoal's mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. The Company has presented information below regarding certain mining safety and health matters for NACoal's mining operations for the three and six months ended June 30, 2011. In evaluating this information, consideration should be given to factors such as: (i) the number of citations and orders will vary depending on the size of the mine, (ii) the number of citations issued will vary from inspector to inspector and from mine to mine, and (iii) citations and orders can be contested and appealed, and in that process, are often reduced in severity and amount, and are sometimes dismissed.

During the three and six months ended June 30, 2011, neither NACoal's current mining operations nor Bellaire's closed mines: (i) were assessed any Mine Act section 104(d) citations or orders for an alleged unwarrantable failure (i.e., aggravated conduct constituting more than ordinary negligence) to comply with a mining safety standard or regulation; (ii) were assessed any Mine Act section 110(b)(2) penalties for failure to correct the subject matter of a Mine Act section 104(a) citation within the specified time period, which failure was deemed flagrant (i.e., reckless or repeated failure to make reasonable efforts to eliminate a known violation that substantially and proximately caused, or reasonably could have been expected to cause, death or serious bodily injury); (iii) received any Mine Act section 107(a) imminent danger orders to immediately remove miners; or (iv) received any MSHA written notices under Mine Act section 104(e) of a pattern of violation of mandatory health or safety standards or of the potential to have such a pattern. In addition, there were no fatalities at NACoal's mining operations or Bellaire's closed mines during the three and six months ended June 30, 2011.

At June 30, 2011, South Hallsville No. 1 Mine had two pending legal actions before the Federal Mine Safety and Health Review Commission that it initiated during the second quarter of 2011 to contest two section 104 significant and substantial citations issued in the second quarter of 2011. At June 30, 2011, NACoal's Florida limerock operations at the Krome Quarry had one pending legal action before the Federal Mine Safety and Health Review Commission that it initiated during the first quarter of 2011 to contest one section 104 non-significant and substantial citation issued in the first quarter of 2011.

At December 31, 2010, NACoal's Florida limerock operations at the Alico Quarry had pending legal action before the Federal Mine Safety and Health Review Commission that it initiated to contest one non-section 104 significant and substantial citation issued in the fourth quarter of 2010. During the second quarter of 2011, the citation was vacated. At December 31, 2010, NACoal's Florida limerock operations at the FEC Quarry had pending legal action before the Federal Mine Safety and Health Review Commission that it initiated to contest one section 104 significant and substantial citation issued in the fourth quarter of 2010. During the second quarter of 2011, the citation was modified to a non-section 104 significant and substantial citation and the penalty was reduced from $807 to $164. There were no other material changes to the pending legal actions before the Federal Mine Safety and Health Review Commission outstanding at December 31, 2010. See pages 80 and 81 of the Company's Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of those actions. There were no other pending legal actions before the Federal Mine Safety and Health Review Commission related to NACoal's other current mining operations or Bellaire's closed mines.

The following table sets forth the total number of specific citations and orders and the total dollar value of the proposed civil penalty assessments that were issued by MSHA during the current quarterly reporting period, pursuant to the Mine Act, by individual mine at NACoal:

Name of Mine or Quarry (1)(2)	Mine Act Section 104 Significant & Substantial Citations (3)	Total Dollar Value of Proposed MSHA Assessments

MLMC (Red Hills Mine)	—	$—
San Miguel (San Miguel Lignite Mine)	—	—
Coteau (Freedom Mine)	—	308
Falkirk (Falkirk Mine)	1	761
Sabine (South Hallsville No. 1 Mine)	2	300
Demery (Five Forks Mine)	—	—
Caddo Creek (Marshall Mine)	—	—
Camino Real (Eagle Pass Mine)	—	—
Florida Limerock Operations:	—	—
White Rock Quarry - North	—	—
White Rock Quarry - South	—	—
Krome Quarry	—	—
Alico Quarry	—	—
FEC Quarry	—	—
SCL Quarry	—	—
Card Sound Quarry	—	—
Pennsuco Quarry	—	—

Total	3	$1,369

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

The following table sets forth the total number of specific citations and orders and the total dollar value of the proposed civil penalty assessments that were issued by MSHA during the current year-to-date reporting period, pursuant to the Mine Act, by individual mine at NACoal:

Name of Mine or Quarry (1)(2)	Mine Act Section 104 Significant & Substantial Citations (3)	Mine Act Section 104(b) Order (4)	Total Dollar Value of Proposed MSHA Assessments	Total Dollar Value of Proposed MSHA Assessments Outstanding at June 30, 2011 (5)

MLMC (Red Hills Mine)	—	—	$—	$—
San Miguel (San Miguel Lignite Mine)	—	—	—	—
Coteau (Freedom Mine)	—	—	308	308
Falkirk (Falkirk Mine)	1	—	761	761
Sabine (South Hallsville No. 1 Mine)	2	1	412	212
Demery (Five Forks Mine)	—	—	—	—
Caddo Creek (Marshall Mine)	—	—	—	—
Camino Real (Eagle Pass Mine)	—	—	—	—
Florida Limerock Operations:	—	—	—	—
White Rock Quarry - North	—	—	127	—
White Rock Quarry - South	—	—	—	—
Krome Quarry	—	—	—	—
Alico Quarry	—	—	—	—
FEC Quarry	—	—	—	—
SCL Quarry	—	—	—	—
Card Sound Quarry	—	—	—	—
Pennsuco Quarry	—	—	—	—

Total	3	1	$1,608	$1,281

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
(4) Mine Act section 104(b) order for alleged failure to totally abate the subject matter of a Mine Act section 104(a) citation within the period specified in the citation. This order was terminated the same day it was issued.
(5)    Outstanding amounts of $212 at Sabine are currently being contested.

Item 6    Exhibits
Incorporated by reference to the Exhibit Index on page 48 of this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NACCO Industries, Inc. (Registrant)
Date:	August 3, 2011	/s/ Kenneth C. Schilling
Kenneth C. Schilling
Vice President and Controller (principal financial and accounting officer)

Exhibit Index

Exhibit
Number*	Description of Exhibits

10.1
NACCO Industries, Inc. Non-Employee Directors' Equity Compensation Plan (Amended and Restated Effective May 11, 2011) (incorporated by reference to Appendix A to NACCO's Definitive Proxy Statement, filed by the Company on March 18, 2011, Commission File Number 1-9172)

31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31(i)(2)	Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and Kenneth C. Schilling

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

•	Numbered in accordance with Item 601 of Regulation S-K.