Form 10-Q
period 2011-09-30
NACCO INDUSTRIES INC
filed 2011-11-08
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

YES ☐ NO ☑

Number of shares of Class A Common Stock outstanding at November 4, 2011: 6,800,815
Number of shares of Class B Common Stock outstanding at November 4, 2011: 1,595,581

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30 2011	DECEMBER 31 2010
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$217.6	$261.9
Accounts receivable, net	483.1	425.9
Inventories, net	540.7	447.4
Deferred income taxes	19.5	21.9
Prepaid expenses and other	38.7	33.4
Assets held for sale	31.4	23.7
Total Current Assets	1,331.0	1,214.2
Property, Plant and Equipment, Net	257.0	270.4
Coal Supply Agreement, Net	58.5	60.0
Long-term Deferred Income Taxes	2.3	5.2
Other Non-current Assets	108.7	108.5
Total Assets	$1,757.5	$1,658.3
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$474.8	$414.5
Revolving credit agreements - not guaranteed by the parent company	23.5	13.7
Current maturities of long-term debt - not guaranteed by the parent company	124.9	22.5
Accrued payroll	48.7	61.0
Deferred revenue	13.7	11.2
Other current liabilities	157.0	140.6
Total Current Liabilities	842.6	663.5
Long-term Debt - not guaranteed by the parent company	188.4	355.3
Pension and other Postretirement Obligations	56.2	77.8
Long-term Deferred Income Taxes	3.4	—
Other Long-term Liabilities	119.1	113.5
Total Liabilities	1,209.7	1,210.1
Stockholders' Equity
Common stock:
Class A, par value $1 per share, 6,800,615 shares outstanding (2010 - 6,737,199 shares outstanding)	6.8	6.8
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,595,781 shares outstanding (2010 - 1,596,093 shares outstanding)	1.6	1.6
Capital in excess of par value	24.8	22.6
Retained earnings	569.8	475.4
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	20.4	28.1
Deferred loss on cash flow hedging	(3.5)	(9.0)
Pension and postretirement plan adjustment	(72.8)	(78.1)
Total Stockholders' Equity	547.1	447.4
Noncontrolling Interest	0.7	0.8
Total Equity	547.8	448.2
Total Liabilities and Equity	$1,757.5	$1,658.3

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2011	2010	2011	2010
	(In millions, except per share data)
Revenues	$823.4	$664.9	$2,379.9	$1,821.3
Cost of sales	685.9	534.8	1,967.9	1,462.4
Gross Profit	137.5	130.1	412.0	358.9
Earnings of unconsolidated mines	11.1	11.3	32.7	31.3
Operating Expenses
Selling, general and administrative expenses	111.1	105.2	340.9	303.8
Restructuring reversal	—	—	—	(1.9)
Loss on sale of assets	0.1	4.1	—	4.7
	111.2	109.3	340.9	306.6
Operating Profit	37.4	32.1	103.8	83.6
Other (income) expense
Interest expense	6.4	7.0	18.7	20.7
Applica settlement and litigation costs	—	6.1	(57.2)	13.0
Other	(0.9)	(0.4)	(2.9)	(1.4)
	5.5	12.7	(41.4)	32.3
Income Before Income Taxes	31.9	19.4	145.2	51.3
Income tax provision	6.2	6.1	37.6	10.4
Net Income	25.7	13.3	107.6	40.9
Net loss attributable to noncontrolling interest	—	0.2	0.1	0.2
Net Income Attributable to Stockholders	$25.7	$13.5	$107.7	$41.1

Comprehensive Income	$10.3	$26.2	$110.8	$23.7

Basic Earnings per Share	$3.06	$1.62	$12.85	$4.94
Diluted Earnings per Share	$3.05	$1.62	$12.81	$4.93

Dividends per Share	$0.5325	$0.5225	$1.5875	$1.5625

Basic Weighted Average Shares Outstanding	8.395	8.332	8.382	8.327
Diluted Weighted Average Shares Outstanding	8.416	8.346	8.407	8.338

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30
	2011	2010
	(In millions)
Operating Activities
Net income	$107.6	$40.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	35.5	38.6
Amortization of deferred financing fees	2.0	1.8
Deferred income taxes	5.8	3.4
Restructuring reversal	—	(1.9)
Loss on sale of assets	—	4.7
Other non-current liabilities	(5.6)	(21.6)
Other	14.1	(6.0)
Working capital changes, excluding the effect of business dispositions:
Accounts receivable	(61.2)	(91.2)
Inventories	(100.1)	(112.1)
Other current assets	(5.4)	(10.6)
Accounts payable	62.9	146.5
Other current liabilities	(4.3)	11.9
Net cash provided by operating activities	51.3	4.4

Investing Activities
Expenditures for property, plant and equipment	(26.3)	(17.7)
Proceeds from the sale of assets	1.0	20.2
Other	—	(1.4)
Net cash provided by (used for) investing activities	(25.3)	1.1

Financing Activities
Additions to long-term debt	12.1	6.7
Reductions of long-term debt	(78.9)	(30.3)
Net additions to revolving credit agreements	9.8	0.9
Cash dividends paid	(13.3)	(13.0)
Financing fees paid	—	(3.4)
Other	(0.4)	—
Net cash used for financing activities	(70.7)	(39.1)

Effect of exchange rate changes on cash	0.4	(6.7)

Cash and Cash Equivalents
Decrease for the period	(44.3)	(40.3)
Balance at the beginning of the period	261.9	256.2
Balance at the end of the period	$217.6	$215.9

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	NINE MONTHS ENDED
	SEPTEMBER 30
	2011	2010
	(In millions, except per share data)
Stockholders' Equity:
Class A Common Stock	$6.8	$6.7

Class B Common Stock	1.6	1.6

Capital in Excess of Par Value
Beginning balance	22.6	16.1
Stock-based compensation	1.8	1.6
Shares issued under stock compensation plans	0.4	0.4
	24.8	18.1

Retained Earnings
Beginning balance	475.4	413.3
Net income attributable to stockholders	107.7	41.1
Cash dividends on Class A and Class B common stock:
2011 $1.5875 per share	(13.3)	—
2010 $1.5625 per share	—	(13.0)
	569.8	441.4

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(59.0)	(41.1)
Foreign currency translation adjustment	(7.7)	(1.1)
Sale of certain NMHG operations	—	(7.1)
Current period cash flow hedging activity	(2.3)	(5.4)
Reclassification of hedging activity into earnings	7.8	(8.0)
Current period pension and postretirement plan activity	(2.9)	(0.1)
Reclassification of pension and postretirement plan activity into earnings	8.2	4.3
	(55.9)	(58.5)
Total Stockholders' Equity	547.1	409.3

Noncontrolling Interest
Beginning balance	0.8	0.5
Net loss	(0.1)	(0.2)
Total Noncontrolling Interest	0.7	0.3

Total Equity	$547.8	$409.6

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 2011 and the results of its operations for the three and nine months ended September 30, 2011 and 2010 and the results of its cash flows and changes in equity for the nine months ended September 30, 2011 and 2010 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements.

Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2011. Because the HBB and KC businesses are seasonal, a majority of revenues and operating profit typically occurs in the second half of the calendar year when sales of small electric household appliances to retailers and consumers increase significantly for the fall holiday-selling season. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

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

Note 3 - Restructuring and Related Programs
During 2009, NMHG's management approved a plan to close its facility in Modena, Italy and consolidate its activities into NMHG's facility in Masate, Italy. These actions were taken to further reduce NMHG's manufacturing capacity to more appropriate levels. As a result, NMHG recognized a charge of approximately $5.6 million during 2009. Of this amount, $5.3 million related to severance and $0.3 million related to lease impairment. During 2010, $1.9 million of the accrual was reversed as a result of a reduction in the expected amount to be paid to former employees due to the finalization of an agreement with the Italian government. Severance payments of $0.4 million were made during the first nine months of 2011. Payments related to this restructuring program are expected to continue through 2012. No further charges related to this plan are expected.
During 2008 and 2009, based on the decline in economic conditions, NMHG's management reduced its number of employees worldwide. As a result, NMHG recognized a charge of approximately $6.3 million in 2008 and $3.4 million in 2009 related to severance. During 2009, $1.1 million of the accrual was reversed as a result of a reduction in the expected amount paid to employees. Severance payments of $0.4 million were made during the first nine months of 2011. Payments are expected to continue through 2012. No further charges related to this plan are expected.

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

Severance
Balance at January 1, 2011	$2.4
Payments	(0.8)
Balance at September 30, 2011	$1.6

Note 4 - Inventories

Inventories are summarized as follows:

	SEPTEMBER 30 2011	DECEMBER 31 2010
Manufactured inventories:
Finished goods and service parts - NMHG	$175.3	$152.6
Raw materials and work in process - NMHG	228.6	171.8
Sourced inventories - HBB	93.8	84.7
Retail inventories - KC	66.3	59.3
Total inventories at FIFO	564.0	468.4
Coal - NACoal	14.9	10.9
Mining supplies - NACoal	12.4	11.4
Total inventories at weighted average	27.3	22.3
NMHG LIFO reserve	(50.6)	(43.3)
	$540.7	$447.4

The cost of certain manufactured inventories at NMHG, including service parts, has been determined using the last-in-first-out (“LIFO”) method. At September 30, 2011 and December 31, 2010, 35% and 33%, respectively, of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation. During 2010, reductions in LIFO inventories at NMHG resulted in liquidations of LIFO inventory layers carried at lower costs compared with current year purchases. The income statement effect of such liquidations on “Cost of sales" was a benefit of $0.4 million and $1.7 million during the three and nine months ended September 30, 2010, respectively.

Note 5 - Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account subsidiary credit risk. At September 30, 2011, the fair value of revolving credit agreements and long-term debt, excluding capital leases, was $327.4 million compared with the book value of $334.4 million. At December 31, 2010, the fair value of revolving credit agreements and long-term debt, excluding capital leases, was $384.6 million compared with the book value of $391.2 million.

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

Foreign Currency Derivatives: NMHG and HBB held forward foreign currency exchange contracts with total notional amounts of $252.7 million and $19.7 million, respectively, at September 30, 2011, primarily denominated in euros, British pounds, Japanese yen, Canadian dollars, Australian dollars, Swedish kroner and Mexican pesos. NMHG and HBB held forward foreign currency exchange contracts with total notional amounts of $338.1 million and $16.5 million, respectively, at December 31, 2010, primarily denominated in euros, British pounds, Japanese yen, Australian dollars, Brazilian Real, Canadian dollars, Swedish kroner and Mexican pesos. The fair value of these contracts approximated a net asset of $3.0 million and a net liability of $2.4 million at September 30, 2011 and December 31, 2010, respectively.

Forward foreign currency exchange contracts that qualify for hedge accounting are used to hedge transactions expected to occur within the next twelve months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at September 30, 2011, $1.6 million of the amount included in OCI at September 30, 2011 is expected to be reclassified as income into the Consolidated Statement of Operations over the next twelve months, as the transactions occur.

Interest Rate Derivatives: NMHG and HBB have interest rate swap agreements that hedge interest payments on their term loan agreements. The following table summarizes the notional amounts, related rates and remaining terms of active interest rate swap agreements at September 30, 2011 and December 31, 2010:

	Notional Amount		Average Fixed Rate
	SEPTEMBER 30 2011	DECEMBER 31 2010	SEPTEMBER 30 2011	DECEMBER 31 2010	Remaining Term at September 30, 2011
NMHG	$204.5	$206.5	4.5%	4.5%	Various, extending to February 2013
HBB	$40.0	$65.0	4.6%	4.6%	Various, extending to June 2012

In addition to the interest rate swap agreements reflected in the table, at September 30, 2011, HBB holds certain contracts that begin on various dates starting in June 2012 and extend to various dates through June 2013. These contracts increase the notional amount to $65.0 million at September 30, 2011, but the amount outstanding at any one time will not exceed the balance of the HBB term loan agreement. The fair value of all interest rate swap agreements was a net liability of $10.7 million and $16.3 million at September 30, 2011 and December 31, 2010, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at September 30, 2011, $4.9 million of the amount included in OCI is expected to be reclassified as expense into the Consolidated Statement of Operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements. The interest rate swap agreements held by NMHG and HBB on September 30, 2011 are expected to continue to be effective as hedges.

The following table summarizes the fair value of derivative instruments reflected on a gross basis at September 30, 2011 and December 31, 2010 as recorded in the Unaudited Condensed Consolidated Balance Sheets:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	SEPTEMBER 30 2011	DECEMBER 31 2010	Balance Sheet Location	SEPTEMBER 30 2011	DECEMBER 31 2010
Derivatives designated as hedging instruments
Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$7.4	$4.7
Long-term	Other long-term liabilities	—	—	Other long-term liabilities	3.3	11.6
Foreign currency exchange contracts
Current	Prepaid expenses and other	3.2	1.3	Prepaid expenses and other	1.3	1.2
	Other current liabilities	0.2	1.7	Other current liabilities	0.8	1.7
Long-term	Other non-current assets	0.2	—	Other non-current assets	—	—
Total derivatives designated as hedging instruments		$3.6	$3.0		$12.8	$19.2
Derivatives not designated as hedging instruments
Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$—	$—
Foreign currency exchange contracts
Current	Prepaid expenses and other	2.4	0.5	Prepaid expenses and other	1.1	0.3
	Other current liabilities	0.3	0.6	Other current liabilities	0.1	3.3
Total derivatives not designated as hedging instruments		$2.7	$1.1		$1.2	$3.6
Total derivatives		$6.3	$4.1		$14.0	$22.8

The following table summarizes the pre-tax impact of derivative instruments for the three and nine months ended September 30 as recorded in the Unaudited Condensed Consolidated Statements of Operations:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)				Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)				Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	THREE MONTHS		NINE MONTHS			THREE MONTHS		NINE MONTHS			THREE MONTHS		NINE MONTHS
Derivatives in Cash Flow Hedging Relationships	2011	2010	2011	2010		2011	2010	2011	2010		2011	2010	2011	2010
Interest rate swap agreements	$0.1	$(2.6)	$(1.6)	$(7.6)	Interest expense	$(2.6)	$(3.1)	$(8.0)	$(8.9)	N/A	$—	$—	$—	$—
Foreign currency exchange contracts	5.1	(1.4)	0.1	(0.5)	Cost of sales	(0.6)	5.0	(1.5)	13.6	N/A	—	—	—	—
Total	$5.2	$(4.0)	$(1.5)	$(8.1)		$(3.2)	$1.9	$(9.5)	$4.7		$—	$—	$—	$—

											Amount of Gain or (Loss) Recognized in Income on Derivative
											THREE MONTHS		NINE MONTHS
Derivatives Not Designated as Hedging Instruments										Location of Gain or (Loss) Recognized in Income on Derivative	2011	2010	2011	2010
Interest rate swap agreements										Other	$—	$—	$—	$0.2
Foreign currency exchange contracts										Cost of Sales or Other	2.8	(1.3)	(1.5)	(1.5)
Total											$2.8	$(1.3)	$(1.5)	$(1.3)

Note 6 - Unconsolidated Subsidiaries

Nine of NACoal's wholly owned subsidiaries, The Coteau Properties Company, The Falkirk Mining Company, The Sabine Mining Company, (collectively, the "project mining subsidiaries"), Demery Resources Company, LLC (“Demery”), Caddo Creek Resources Company, LLC (“Caddo Creek”), Camino Real Fuels, LLC (“Camino Real”), Liberty Fuels Company, LLC (“Liberty”), NoDak Energy Services, LLC ("NoDak") and North American Coal Corporation India Private Limited ("NACC India") each meet the definition of a variable interest entity. The contracts with the project mining subsidiaries' utility customers allow each mine to sell coal at a price based on actual cost plus an agreed pre-tax profit per ton. The project mining subsidiaries are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed. The obligations of the project mining subsidiaries are without recourse to NACCO and NACoal. Demery, Caddo Creek, Camino Real, Liberty and NoDak were formed during 2008 and 2009. NACC India was formed during 2011. Demery, Caddo Creek, Camino Real and Liberty (collectively with the project mining subsidiaries, the "unconsolidated mines") were formed to develop, construct and operate surface mines under long-term contracts. NoDak was formed to operate and maintain a coal processing facility. NACC India was formed to provide technical advisory services to the third-party owners of a coal mine in India. The contracts with the unconsolidated operations' customers allow for reimbursement at a price based on actual costs plus an agreed pre-tax profit per ton of coal sold or actual costs plus a management fee. Although NACoal owns 100% of the equity and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities or absorb any expected losses without additional support from the customers. The customers have a controlling financial interest and have the power to direct the activities that most significantly affect the economic performance of the entities. As a result, NACoal is not the primary beneficiary and therefore does not consolidate these entities' financial position or results of operations. The taxes resulting from the earnings of the unconsolidated mines and NoDak are solely the responsibility of the Company. The pre-tax income from the seven unconsolidated mines is reported on the line “Earnings of unconsolidated mines” in the Unaudited Condensed Consolidated Statements of Operations, with related taxes included in the provision for income taxes. The Company has included the pre-tax earnings of the unconsolidated mines above operating profit as they are an integral component of the Company's business and operating results. The pre-tax income from NoDak is reported on the line "Other" in the "Other (income) expense" section of the Unaudited Condensed Consolidated

Statement of Operations, with the related income taxes included in the provision for income taxes. The net income from NACC India is reported on the line "Other" in the "Other (income) expense" section of the Unaudited Condensed Consolidated Statement of Operations. The investment in the nine unconsolidated operations and related tax position was $21.7 million and $21.6 million at September 30, 2011 and December 31, 2010, respectively, and is included on the line “Other Non-current Assets” in the Unaudited Condensed Consolidated Balance Sheets. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $4.1 million and $5.0 million at September 30, 2011 and December 31, 2010, respectively.

Summarized financial information for the nine unconsolidated operations is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2011	2010	2011	2010
Revenues	$131.3	$117.8	$364.1	$338.9
Gross profit	$16.5	$18.5	$52.3	$52.8
Income before income taxes	$11.4	$11.3	$33.7	$31.3
Income from continuing operations	$8.9	$8.5	$25.8	$23.7
Net income	$8.9	$8.5	$25.8	$23.7

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

The Company's percentage share of the net income or loss from its equity investments in NFS and SN is reported on the line “Other” in the “Other (income) expense” section of the Unaudited Condensed Consolidated Statements of Operations. The Company's equity investments are included on the line “Other Non-current Assets” in the Unaudited Condensed Consolidated Balance Sheets. At September 30, 2011 and December 31, 2010, NMHG's investment in NFS was $11.8 million and $12.1 million, respectively, and NMHG's investment in SN was $31.3 million and $30.3 million, respectively.

Summarized financial information for these two NMHG equity investments is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2011	2010	2011	2010
Revenues	$109.6	$86.3	$308.0	$243.4
Gross profit	$31.2	$25.5	$90.8	$71.8
Income from continuing operations	$4.5	$1.2	$11.8	$2.5
Net income	$4.5	$1.2	$11.8	$2.5

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

Note 9 - Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, NMHG provides guarantees of the residual values of lift trucks or recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which NMHG is providing a guarantee generally range from one to five years. Total guarantees and amounts subject to standby recourse or repurchase obligations at September 30, 2011 and December 31, 2010 were $196.2 million and $193.3 million, respectively. As of September 30, 2011, losses anticipated under the terms of the guarantees, standby recourse or repurchase obligations were $2.7 million and reserves have been provided for such losses based on historical experience in the accompanying unaudited condensed consolidated financial statements. NMHG generally retains a security interest in the related assets financed such that, in the event NMHG would become obligated under the terms of the guarantees, standby recourse or repurchase obligations, NMHG would take title to the assets financed. The fair value of collateral held at September 30, 2011 was approximately $223.7 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities in which it has provided guarantees, standby recourse or repurchase obligations. As of September 30, 2011, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, based upon the economic environment, there can be no assurance that the risk may not increase in the future. In addition, NMHG has an agreement with GECC to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $45.5 million of guarantees for these certain eligible dealers are limited to 7.5% of their original loan balance, or $10.0 million as of September 30, 2011. The $45.5 million is included in the $196.2 million of total amounts subject to guarantees, standby recourse or repurchase obligations at September 30, 2011.

Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within GECC may necessitate NMHG providing guarantees, standby recourse or repurchase obligations of the lift trucks purchased by customers and financed through NFS. At September 30, 2011, approximately $120.7 million of the Company's total guarantees, standby recourse or repurchase obligations of $196.2 million related to transactions with NFS. In addition, in connection with the joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS' debt with GECC, such that NMHG would become liable under the terms of NFS' debt agreements with GECC in the case of default by NFS. At September 30, 2011, the amount of NFS' debt guaranteed by NMHG was $145.3 million. NFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2011
Balance at January 1	$40.0
Warranties issued	28.6
Settlements made	(24.5)
Foreign currency effect	0.1
Balance at September 30	$44.2

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

A reconciliation of the Company's consolidated federal statutory and effective income tax is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2011	2010	2011	2010
Income before income taxes:	$31.9	$19.4	$145.2	$51.3
Statutory taxes at 35%	$11.2	$6.8	$50.8	$18.0
Interim adjustment	—	1.5	—	1.6
Discrete items:
NMHG sale of foreign investments	—	(0.4)	—	(2.4)
NMHG change in tax law	—	—	—	(1.8)
Other	(0.6)	(0.5)	(0.7)	(0.3)
	(0.6)	(0.9)	(0.7)	(4.5)
Other permanent items:
NACoal percentage depletion	(0.8)	(1.3)	(4.0)	(3.6)
Foreign tax rate differential	(2.7)	(1.4)	(7.7)	(4.4)
Valuation allowance	(1.3)	1.0	(3.6)	1.8
Other	0.4	0.4	2.8	1.5
	(4.4)	(1.3)	(12.5)	(4.7)
Income tax provision	$6.2	$6.1	$37.6	$10.4
Effective income tax rate	19.4%	31.4%	25.9%	20.3%

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

The Company also maintains health care and life insurance plans that provide benefits to a limited number of eligible retired employees. These plans have no assets. Under the Company's current policy, plan benefits are funded at the time they are due to participants. Effective December 31, 2011, NMHG will eliminate all retiree life insurance plans and its subsidized retiree medical plan for employees who have not retired before such date. As of January 1, 2012, the Company will no longer maintain any retiree life insurance plans. Accordingly, the Company recognized a gain of approximately $2.9 million during the third quarter of 2011 due to the NMHG plan amendments.

The components of pension and postretirement (income) expense are set forth below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2011	2010	2011	2010
U.S. Pension
Service cost	$—	$—	$—	$—
Interest cost	1.9	1.9	5.6	5.9
Expected return on plan assets	(2.3)	(2.1)	(7.1)	(6.4)
Amortization of actuarial loss	1.3	1.2	4.1	3.6
Amortization of prior service credit	(0.1)	—	(0.3)	(0.2)
Total	$0.8	$1.0	$2.3	$2.9
Non-U.S. Pension
Service cost	$0.5	$0.4	$1.6	$1.2
Interest cost	1.9	1.8	5.7	5.3
Expected return on plan assets	(2.4)	(2.2)	(7.2)	(6.5)
Amortization of actuarial loss	1.0	0.7	3.0	2.2
Amortization of prior service credit	—	(0.1)	(0.1)	(0.1)
Amortization of transition liability	—	0.1	0.1	0.1
Total	$1.0	$0.7	$3.1	$2.2
Postretirement
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.1	0.1	0.3	0.3
Amortization of prior service credit	—	—	(0.1)	(0.3)
Plan amendments	(2.9)	—	(2.9)	(0.7)
Total	$(2.8)	$0.1	$(2.6)	$(0.6)

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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2011	2010	2011	2010
Revenues from external customers
NMHG
NMHG Americas	$389.8	$295.2	$1,149.2	$783.3
NMHG Europe	180.3	110.5	549.2	314.4
NMHG Other	58.7	37.2	165.0	134.1
	628.8	442.9	1,863.4	1,231.8
HBB	126.7	133.3	331.6	339.2
KC	48.9	47.5	129.8	131.2
NACoal	21.0	42.4	58.3	122.3
NACCO and Other	—	—	—	—
Eliminations	(2.0)	(1.2)	(3.2)	(3.2)
Total	$823.4	$664.9	$2,379.9	$1,821.3
Operating profit (loss)
NMHG
NMHG Americas	$17.4	$15.2	$64.3	$31.5
NMHG Europe	6.2	(0.4)	15.4	2.3
NMHG Other	0.5	(6.6)	2.3	(5.5)
	24.1	8.2	82.0	28.3
HBB	7.9	10.9	14.8	26.1
KC	(0.6)	0.1	(10.3)	(5.7)
NACoal	7.0	15.0	21.8	41.7
NACCO and Other	(0.9)	(2.0)	(4.5)	(6.8)
Eliminations	(0.1)	(0.1)	—	—
Total	$37.4	$32.1	$103.8	$83.6

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2011	2010	2011	2010
Net income (loss) attributable to stockholders
NMHG
NMHG Americas	$12.3	$8.5	$47.0	$16.6
NMHG Europe	5.9	(1.1)	14.4	(0.2)
NMHG Other	(0.7)	(3.6)	(2.4)	2.7
	17.5	3.8	59.0	19.1
HBB	4.1	5.6	6.4	12.8
KC	(0.5)	(0.1)	(6.5)	(3.7)
NACoal	5.8	11.0	17.5	30.4
NACCO and Other	(0.7)	(6.1)	33.0	(14.4)
Eliminations	(0.5)	(0.7)	(1.7)	(3.1)
Total	$25.7	$13.5	$107.7	$41.1

Note 14 - Other Events and Transactions

NACoal: During the second quarter of 2010 and the third quarter of 2011, NACoal entered into agreements to sell $30.5 million of assets, primarily two draglines. The sales of the assets are expected to occur in the fourth quarter of 2011 and in 2012. As a result, these assets have been classified as held for sale in the Unaudited Condensed Consolidated Balance Sheet at September 30, 2011 and December 31, 2010.

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
Litigation costs related to the failed transaction with Applica were $2.8 million during the first quarter of 2011. As a result of the settlement during the first quarter of 2011, no further litigation costs in relation to this matter will be incurred. Litigation costs were $6.1 million and $13.0 million during the three and nine months ended September 30, 2010, respectively.

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

NACCO MATERIALS HANDLING GROUP

FINANCIAL REVIEW

The results of operations for NMHG were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2011	2010	2011	2010
Revenues
Americas	$389.8	$295.2	$1,149.2	$783.3
Europe	180.3	110.5	549.2	314.4
Other	58.7	37.2	165.0	134.1
	$628.8	$442.9	$1,863.4	$1,231.8
Operating profit (loss)
Americas	$17.4	$15.2	$64.3	$31.5
Europe	6.2	(0.4)	15.4	2.3
Other	0.5	(6.6)	2.3	(5.5)
	$24.1	$8.2	$82.0	$28.3
Interest expense	$4.1	$4.3	$11.9	$12.5
Other (income) expense	$(1.6)	$(0.8)	$(3.7)	$(2.4)
Net income attributable to stockholders	$17.5	$3.8	$59.0	$19.1
Effective income tax rate	19.0%	23.4%	20.2%	(a)

(a)	The effective income tax rate is not meaningful.

See discussion of the consolidated effective income tax rate in Note 11 of the unaudited condensed consolidated financial statements.

Third Quarter of 2011 Compared with Third Quarter of 2010

The following table identifies the components of change in revenues for the third quarter of 2011 compared with the third quarter of 2010:

Revenues
2010	$442.9
Increase in 2011 from:
Unit volume and product mix	139.5
Foreign currency	29.0
Unit price	14.0
Parts	2.9
Other	0.5
2011	$628.8

Revenues increased 42.0% to $628.8 million in the third quarter of 2011 compared with $442.9 million in the third quarter of 2010, primarily as a result of a significant increase in unit volume in all geographic markets, favorable foreign currency movements primarily as the euro strengthened against the U.S. dollar, the favorable effect of unit price increases implemented in late 2010 and early 2011, mainly in the Americas and Europe, and an increase in parts volume. Worldwide new unit shipments increased in the third quarter of 2011 to 19,628 from shipments of 15,434 in the third quarter of 2010.

The following table identifies the components of change in operating profit for the third quarter of 2011 compared with the third quarter of 2010:

Operating Profit
2010	$8.2
Loss on the sale of certain operations	3.4
11.6
Increase (decrease) in 2011 from:
Gross profit	26.6
Other	3.9
Other selling, general and administrative expenses	(10.1)
Foreign currency	(7.9)
2011	$24.1

NMHG recognized operating profit of $24.1 million in the third quarter of 2011 compared with $8.2 million in the third quarter of 2010. The increase was primarily due to improved gross profit as a result of higher sales volumes on units and parts and the favorable effect of price increases, which fully offset material cost increases. In addition, operating profit was favorably affected by the absence of losses on the sale of certain retail operations recorded in the third quarter of 2010. These increases were partially offset by higher selling, general and administrative expenses, primarily as a result of higher employee-related expenses resulting from the full restoration in 2011 of compensation and benefits, which were only partially restored in the third quarter of 2010, somewhat offset by a $2.9 million benefit from the elimination of postretirement life insurance benefits and certain postretirement medical benefits during the third quarter of 2011. In addition, operating profit was unfavorably affected by a change in foreign currency primarily from the weakening of the U.S. dollar against the euro and Japanese yen and the absence of deferred gains on foreign currency exchange contracts recognized in earnings during 2010.

NMHG recognized net income attributable to stockholders of $17.5 million in the third quarter of 2011 compared with $3.8 million in the third quarter of 2010. The increase was primarily a result of the improvement in operating profit partially offset by higher income tax expense from increased pre-tax income in 2011.

Backlog

NMHG's worldwide backlog level was approximately 25,600 units at September 30, 2011 compared with approximately 24,500 units at September 30, 2010 and approximately 25,100 units at June 30, 2011.

First Nine Months of 2011 Compared with First Nine Months of 2010

The following table identifies the components of change in revenues for the first nine months of 2011 compared with the first nine months of 2010:

Revenues
2010	$1,231.8
Increase (decrease) in 2011 from:
Unit volume and product mix	528.6
Foreign currency	61.1
Unit price	35.4
Other	22.7
Parts	19.3
Sale of certain operations	(35.5)
2011	$1,863.4

Revenues increased 51.3% to $1,863.4 million in the first nine months of 2011 compared with $1,231.8 million in the first nine months of 2010 primarily due to a significant increase in unit volume in all geographic markets, favorable foreign currency movements mainly as a result of the euro strengthening against the U.S. dollar, the favorable effect of unit price increases implemented in late 2010 and early 2011 in the Americas and Europe, and an increase in parts volume primarily in the Americas. The increase in revenue was slightly offset by the sale of certain retail and rental operations in Australia and Europe in 2010.

The following table identifies the components of change in operating profit for the first nine months of 2011 compared with the first nine months of 2010:

Operating Profit
2010	$28.3
Loss on sale of certain operations	4.2
Restructuring programs	(1.9)
30.6
Increase (decrease) in 2011 from:
Gross profit	114.8
Other	0.6
Other selling, general and administrative expenses	(44.2)
Foreign currency	(19.8)
2011	$82.0

NMHG recognized operating profit of $82.0 million in the first nine months of 2011 compared with $28.3 million in the first nine months of 2010. The increase was primarily due to improved gross profit as a result of higher sales volumes on units and parts, lower manufacturing variances due to higher production levels in 2011 and the favorable effect of price increases, which fully offset material cost increases. The increase in gross profit was partially offset by higher selling, general and administrative expenses, primarily due to higher employee-related expenses resulting from the full restoration in 2011 of compensation and benefits, which were only partially restored in the first nine months of 2010, and an unfavorable change in foreign currency mainly from the absence of deferred gains on foreign currency exchange contracts recognized in earnings during 2010 and the weakening of the U.S. dollar against the euro and Japanese yen.

NMHG recognized net income attributable to stockholders of $59.0 million in the first nine months of 2011 compared with $19.1 million in the first nine months of 2010. The increase was primarily a result of the improvement in operating profit partially offset by higher income tax expense from increased pre-tax income in 2011 and the absence of income tax benefits recognized in the first nine months of 2010 which were related to the sale of certain Australian operations and a change in a foreign tax law that reduced the statute of limitations for certain items.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the nine months ended September 30:

	2011	2010	Change
Operating activities:
Net income	$58.9	$18.9	$40.0
Depreciation and amortization	23.6	25.8	(2.2)
Other	10.1	(20.3)	30.4
Working capital changes, excluding the effects of business dispositions:
Accounts receivable	(83.9)	(80.1)	(3.8)
Inventories	(79.0)	(67.3)	(11.7)
Accounts payable	57.4	124.8	(67.4)
Other	1.9	15.1	(13.2)
Net cash provided by (used for) operating activities	(11.0)	16.9	(27.9)

Investing activities:
Expenditures for property, plant and equipment	(11.0)	(6.3)	(4.7)
Proceeds from the sale of assets	0.5	0.5	—
Proceeds from the sale of businesses	—	3.0	(3.0)
Other	—	0.1	(0.1)
Net cash used for investing activities	(10.5)	(2.7)	(7.8)

Cash flow before financing activities	$(21.5)	$14.2	$(35.7)

Net cash provided by (used for) operating activities decreased $27.9 million in the first nine months of 2011 compared with the first nine months of 2010 primarily as a result of the change in working capital, partially offset by the improvement in net income and the change in other operating activities. During 2010 and 2011, working capital was significantly affected as sales began to recover from the low levels experienced in 2009 and, as a result, accounts receivable, inventory and accounts payable increased. The other working capital change was primarily from a decrease in intercompany tax receivables mainly due to improved operating results. The increase in other operating activities was mainly due to the non-cash effect of the release of deferred gains on foreign currency exchange contracts into earnings during 2010 and a change in deferred taxes.

Net cash used for investing activities increased primarily as a result of an increase in expenditures for property, plant and equipment in the first nine months of 2011 compared with the first nine months of 2010 and the absence of proceeds from the sale of certain retail and rental operations in Australia and Europe in 2010.

	2011	2010	Change
Financing activities:
Net reductions of long-term debt and revolving credit agreements	$(9.1)	$(17.6)	$8.5
Cash dividends paid to NACCO	(10.0)	(5.0)	(5.0)
Financing fees paid	—	(3.0)	3.0
Net cash used for financing activities	$(19.1)	$(25.6)	$6.5

The decrease in net cash used for financing activities during the first nine months of 2011 compared with the first nine months of 2010 was primarily due a smaller net reduction of long-term debt and revolving credit agreements during the first nine months of 2011 and the absence of financing fees paid in the first nine months of 2010, partially offset by increased dividends paid to NACCO.

Financing Activities
NMHG's primary financing is provided by a $150.0 million secured floating-rate revolving credit facility (the “NMHG Facility”) and a term loan facility (the “NMHG Term Loan”). The obligations under the NMHG Facility are secured by a first lien on the cash and cash equivalents, accounts receivable and inventory of NMHG. The approximate book value of NMHG's assets held as collateral under the NMHG Facility was $690 million as of September 30, 2011.

The maximum availability under the NMHG Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the NMHG Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the NMHG Facility. A portion of the availability can be denominated in British pounds or euros. Borrowings bear interest at a floating rate which can be a base rate or LIBOR (London Interbank Offered Rate) plus a margin. The applicable margins, effective September 30, 2011, for domestic base rate loans and LIBOR loans were 2.00% and 3.00%, respectively. The applicable margins, effective September 30, 2011, for foreign overdraft loans and foreign LIBOR loans were 3.25% and 3.00%, respectively. The NMHG Facility also requires the payment of a fee of 0.75% per annum on the unused commitment.

At September 30, 2011, the excess availability under the NMHG Facility was $132.3 million, which reflects reductions of $10.0 million for an excess availability requirement and $7.7 million for letters of credit. If commitments or availability under these facilities are increased, availability under the NMHG Facility will be reduced.

There were no borrowings outstanding under the NMHG Facility at September 30, 2011. The domestic and foreign floating rates of interest applicable to the NMHG Facility on September 30, 2011 were 5.25% and a range of 3.50% to 4.50%, respectively, including the applicable floating rate margin. The NMHG Facility expires in June 2014.

The NMHG Facility includes restrictive covenants, which, among other things, limit the payment of dividends to NACCO. Subject to achieving availability thresholds, dividends to NACCO are limited to the larger of $5.0 million or 50% of the preceding year's net income for NMHG. The NMHG Facility also requires NMHG to maintain a minimum excess availability during the term of the agreement and achieve a maximum leverage ratio and a minimum fixed charge coverage ratio, in certain circumstances, as defined in the NMHG Facility. At September 30, 2011, NMHG was in compliance with the covenants in the NMHG Facility.

During 2006, NACCO Materials Handling Group, Inc. (“NMHG Inc.”), a wholly owned subsidiary of NMHG, entered into the NMHG Term Loan that provided for term loans up to an aggregate principal amount of $225.0 million, which mature in March 2013. The term loans require quarterly payments in an amount equal to 1% of the original principal per year for the first six years, with the remaining balance to be paid in four equal installments in the seventh year. At September 30, 2011, there was $213.2 million outstanding under the NMHG Term Loan.

Borrowings under the NMHG Term Loan are guaranteed by NMHG and substantially all of NMHG's domestic subsidiaries. The obligations of the guarantors under the NMHG Term Loan are secured by a first lien on all of the domestic machinery, equipment and real property owned by NMHG Inc. and each guarantor and a second lien on all of the collateral securing the obligations of NMHG under the NMHG Facility. The approximate book value of NMHG's assets held as collateral under the NMHG Term Loan was $780 million as of September 30, 2011, which includes the book value of the assets securing the NMHG Facility.

Outstanding borrowings under the NMHG Term Loan bear interest at a variable rate that, at NMHG Inc.'s option, will be either LIBOR or a floating rate, as defined in the NMHG Term Loan, plus an applicable margin. The applicable margin is subject to adjustment based on a leverage ratio. The weighted average interest rate on the amount outstanding under the NMHG Term Loan at September 30, 2011 was 2.29%.

The NMHG Term Loan includes restrictive covenants, which, among other things, limit the payment of dividends to NACCO. Subject to achieving availability thresholds, dividends to NACCO are limited to the larger of $5.0 million or 50% of the preceding year's net income for NMHG. The NMHG Term Loan also requires NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum leverage ratio and minimum fixed charge coverage ratio tests. At September 30, 2011, NMHG was in compliance with the covenants in the NMHG Term Loan.

In addition to the amount outstanding under the NMHG Term Loan, NMHG had borrowings of approximately $12.3 million at September 30, 2011 under various foreign working capital facilities.

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

Capital Expenditures

Expenditures by NMHG for property, plant and equipment were $11.0 million during the first nine months of 2011. Capital expenditures are estimated to be an additional $12.5 million for the remainder of 2011. Planned expenditures for the remainder of 2011 are primarily for product development and improvements to NMHG's facilities and information technology infrastructure. The principal sources of financing for these capital expenditures will be internally generated funds and bank borrowings.

Capital Structure

NMHG's capital structure is presented below:

	SEPTEMBER 30 2011	DECEMBER 31 2010	Change
Cash and cash equivalents	$129.3	$169.5	$(40.2)
Other net tangible assets	384.4	296.5	87.9
Net assets	513.7	466.0	47.7
Total debt	(226.2)	(234.5)	8.3
Total equity	$287.5	$231.5	$56.0
Debt to total capitalization	44%	50%	(6)%

The $87.9 million increase in other net tangible assets during the first nine months of 2011 was primarily attributable to higher accounts receivable from increased revenue and an increase in inventory as a result of higher demand. The increase was partially offset by an increase in accounts payable to fund the higher levels of inventory.

Total equity increased $56.0 million in the first nine months of 2011 primarily as a result of $59.0 million of net income attributable to stockholders and a $2.1 million decrease in accumulated other comprehensive loss, partially offset by $5.0 million of dividends declared to NACCO during the first nine months of 2011.

OUTLOOK

For the fourth quarter of 2011 and for 2012, NMHG expects growth in global lift truck markets to moderate, with modest growth in the lift truck markets in the Americas and Asia-Pacific and volumes comparable to prior periods in Europe and China. With these market prospects, NMHG anticipates that unit booking and shipment levels in the fourth quarter of 2011 will be moderately higher than in the fourth quarter of 2010. For 2012, NMHG expects a slight increase in unit booking and shipment levels compared with 2011. Backlog is expected to remain relatively steady in the fourth quarter of 2011 and in 2012. Parts volume is also expected to improve modestly in the fourth quarter of 2011 and in 2012. NMHG will continue to monitor ongoing market conditions and adjust manufacturing levels as necessary. NMHG does not currently anticipate significant supply chain constraints or disruptions.

NMHG anticipates increases in material costs, particularly steel, in the fourth quarter of 2011 and in 2012. As a result, price increases already implemented and proposed for the fourth quarter of 2011, are expected to offset a significant portion of these anticipated higher material costs in the fourth quarter of 2011 and in 2012. Although commodity costs have stabilized and slightly decreased over the past month, these markets are highly volatile and commodity price increases are expected in 2012, which could result in further increases in the costs of components and materials. Accordingly, NMHG will also continue to monitor economic conditions and their resulting effects on costs to determine the need for future price increases.

NMHG's new electric-rider, warehouse, internal combustion engine and big truck product development programs are continuing to move forward. The new electric-rider lift truck program is bringing a full line of newly designed products to market. NMHG launched a new electric lift truck in June of 2011 and expects to launch another electric-rider lift truck in this series in the fourth quarter of 2011. The final two models in this electric-rider lift truck program are expected to be launched in the first half of 2012. In addition, NMHG introduced a new medium-duty internal combustion engine lift truck in Europe in the third quarter of 2011 to complement the product launched in the Americas in July 2010. NMHG also introduced a new light-duty internal combustion engine series of lift trucks in Latin America in the third quarter of 2011 and expects to introduce this series in North America in 2012. Finally, NMHG introduced an upgraded 8-16-ton big truck in the second quarter of 2011. All of these new products are expected to help enhance customer satisfaction, improve revenues and enhance operating margins.

Overall, fourth quarter 2011 net income is expected to improve modestly compared with the fourth quarter of 2010, reflecting higher unit and parts volumes coupled with price increases, which are anticipated to be partially offset by increased material costs, higher employee-related expenses due to improved earnings in 2011, significant adverse foreign currency movements and an anticipated shift in sales mix to lower margin distribution channels and lift truck models. Cash flow before financing activities for the full year 2011 is expected to be higher than in 2010.

Longer term, NMHG is focused on improving margins on new lift truck units, especially in its internal combustion engine business, as a result of new products which have been or are expected to be introduced. In addition, NMHG has an objective of gaining market share through these new products, which meet a broad range of market applications cost effectively, and through enhancements to its independent dealer network.

HAMILTON BEACH BRANDS, INC.

HBB's business is seasonal, and a majority of revenues and operating profit typically occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday-selling season.

FINANCIAL REVIEW

The results of operations for HBB were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2011	2010	2011	2010
Revenues	$126.7	$133.3	$331.6	$339.2
Operating profit	$7.9	$10.9	$14.8	$26.1
Interest expense	$1.3	$1.8	$4.2	$5.4
Other (income) expense	$0.8	$—	$1.0	$0.2
Net income	$4.1	$5.6	$6.4	$12.8
Effective income tax rate	29.3%	38.5%	33.3%	37.6%

Third Quarter of 2011 Compared with Third Quarter of 2010

The following table identifies the components of change in revenues for the third quarter of 2011 compared with the third quarter of 2010:

Revenues
2010	$133.3
Increase (decrease) in 2011 from:
Unit volume and product mix	(6.9)
Average sales price	(0.9)
Foreign currency	1.2
2011	$126.7

Revenues for the third quarter of 2011 decreased 5.0% to $126.7 million compared with $133.3 million in the third quarter of 2010 primarily due to a decrease in sales volumes in the U.S. consumer retail market and lower prices on comparable products sold in the third quarter of 2011 compared with the third quarter of 2010. The decrease was partially offset by favorable foreign currency movements caused by a strengthening Canadian dollar and Mexican peso and higher international sales during the third quarter of 2011 compared with the third quarter of 2010.

The following table identifies the components of change in operating profit for the third quarter of 2011 compared with the third quarter of 2010:

Operating Profit
2010	$10.9
Increase (decrease) in 2011 from:
Gross profit	(4.1)
Foreign currency	0.8
Other selling, general and administrative expenses	0.3
2011	$7.9

HBB's operating profit decreased to $7.9 million in the third quarter of 2011 compared with $10.9 million in the third quarter of 2010. Operating profit declined primarily as a result of higher product costs as well as a $1.3 million charge for the write-off of a capital lease asset no longer being leased. The decrease in operating profit was partially offset by favorable foreign currency movements and lower employee-related costs included in other selling, general and administrative expenses.

HBB recognized net income of $4.1 million in the third quarter of 2011 compared with $5.6 million in the third quarter of 2010 primarily due to the factors affecting operating profit partially offset by lower income tax expense.

First Nine Months of 2011 Compared with First Nine Months of 2010

The following table identifies the components of change in revenues for the first nine months of 2011 compared with the first nine months of 2010:

Revenues
2010	$339.2
Increase (decrease) in 2011 from:
Unit volume and product mix	(7.1)
Average sales price	(3.7)
Foreign currency	3.2
2011	$331.6

Revenues decreased 2.2% to $331.6 million in the first nine months of 2011 from $339.2 million in the first nine months of 2010 primarily due to a decrease in sales volumes in the U.S. consumer retail market and lower prices on comparable products sold. The decrease in revenues was partially offset by improved international and commercial sales and favorable foreign currency movements during the first nine months of 2011 compared with the first nine months of 2010.

The following table identifies the components of change in operating profit for the first nine months of 2011 compared with the first nine months of 2010:

Operating Profit
2010	$26.1
Increase (decrease) in 2011 from:
Gross profit	(13.6)
Other selling, general and administrative expenses	(0.4)
Foreign currency	2.7
2011	$14.8

HBB's operating profit decreased to $14.8 million in the first nine months of 2011 compared with $26.1 million in the first nine months of 2010. Operating profit declined primarily as a result of margin compression on most of its product lines due to lower prices on comparable products sold and higher product and transportation costs. In addition, operating profit decreased as a result of a $1.3 million charge during the third quarter of 2011 for the write-off of a capital lease asset no longer being leased and $0.9 million of costs related to moving the HBB distribution center into a larger facility during the second quarter of 2011. The decrease in operating profit was partially offset by favorable foreign currency movements.

HBB recognized net income of $6.4 million in the first nine months of 2011 compared with $12.8 million in the first nine months of 2010 primarily due to the factors affecting operating profit partially offset by lower income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the nine months ended September 30:

	2011	2010	Change
Operating activities:
Net income	$6.4	$12.8	$(6.4)
Depreciation and amortization	3.4	2.2	1.2
Other	3.8	(2.9)	6.7
Working capital changes	6.5	(3.2)	9.7
Net cash provided by operating activities	20.1	8.9	11.2

Investing activities:
Expenditures for property, plant and equipment	(2.5)	(1.7)	(0.8)
Net cash used for investing activities	(2.5)	(1.7)	(0.8)

Cash flow before financing activities	$17.6	$7.2	$10.4

Net cash provided by operating activities increased $11.2 million in the first nine months of 2011 compared with the first nine months of 2010 primarily due to the change in working capital and other operating activities partially offset by the decline in net income in the first nine months of 2011 compared with the first nine months of 2010. The change in working capital was primarily the result of a smaller increase in inventory and a decrease in accounts receivable during the first nine months of 2011 compared with a larger increase in inventory and an increase in accounts receivable in the first nine months of 2010. These items were partially offset by a smaller increase in accounts payable as a result of the lower levels of inventory during the first nine months of 2011 compared with the first nine months of 2010. The change in other operating activities was primarily due to pension contributions made in the first nine months of 2010.

	2011	2010	Change
Financing activities:
Reductions to long-term debt and revolving credit agreements	$(60.6)	$(0.9)	$(59.7)
Capital contribution from NACCO	4.0	—	4.0
Other	(0.2)	—	(0.2)
Net cash used for financing activities	$(56.8)	$(0.9)	$(55.9)

The increase in net cash used for financing activities was primarily the result of repaying $60.6 million of the HBB Term Loan (defined below) in the first nine months of 2011.

Financing Activities
HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires July 2012. The obligations under the HBB Facility are secured by a first lien on the accounts receivable and inventory of HBB and a second lien on all of the other assets of HBB. The approximate book value of HBB's assets held as collateral for the first and second lien under the HBB Facility was $210 million as of September 30, 2011.

The HBB Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable, as defined in the HBB Facility. Adjustments to reserves, including derivative reserves, will also change the eligible borrowing base. A portion of the availability is denominated in Canadian dollars to provide funding to HBB's Canadian subsidiary. Borrowings bear interest at a floating rate, which can be either a base rate, LIBOR or bankers' acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective September 30, 2011, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.00%, respectively. The applicable margins, effective September 30, 2011, for base rate and bankers' acceptance loans denominated in Canadian dollars were 0.50% and 1.00%, respectively. The HBB

Facility also requires a fee of 0.20% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on average excess availability.

At September 30, 2011, the borrowing base under the HBB Facility was $97.4 million. There were no borrowings outstanding under the HBB Facility at September 30, 2011. The floating rate of interest applicable to the HBB Facility at September 30, 2011 was 1.37% including the floating rate margin.

The HBB Facility includes restrictive covenants that, among other things, set limitations on additional indebtedness (other than indebtedness under the HBB Facility and HBB Term Loan (defined below)), investments, asset sales and the payment of dividends to NACCO. Subject to achieving availability thresholds, annual dividends to NACCO are limited to $5.0 million plus 50% of HBB's net income since the effective date of the amendment to the HBB Facility in 2007. The HBB Facility also requires HBB to meet minimum fixed charge ratio tests in certain circumstances. At September 30, 2011, HBB was in compliance with the covenants in the HBB Facility.

During 2007, HBB entered into a term loan agreement (the “HBB Term Loan”) that provided for term loans up to an aggregate principal amount of $125.0 million. Borrowings outstanding under the HBB Term Loan were $54.2 million at September 30, 2011, which reflect voluntary payments of $60.0 million made during the third quarter of 2011. The remaining balance is expected to be paid at maturity in May 2013. Prior to maturity, the term loans are subject to mandatory prepayments from the proceeds of the issuance of certain indebtedness, certain asset sales and 50% of excess cash flow, as defined in the HBB Term Loan. The obligations of HBB under the HBB Term Loan are secured by a second lien on accounts receivable and inventory and a first lien on all of the other assets of HBB. The approximate book value of HBB's assets held as collateral for the first and second lien under the HBB Term Loan was $210 million as of September 30, 2011.

The term loans bear interest at a floating rate that, at HBB's option, can be either a base rate or LIBOR, as defined in the HBB Term Loan, plus an applicable margin. The applicable margins, effective September 30, 2011, for base rate loans and LIBOR loans were 1.25% and 2.25%, respectively. The applicable margins are subject to quarterly adjustment based on a leverage ratio. The weighted average interest rate on the amount outstanding under the HBB Term Loan was 2.61% at September 30, 2011.

The HBB Term Loan contains restrictive covenants substantially similar to those in the HBB Facility that, among other things, limit the amount of dividends HBB may declare and pay and the incurrence of indebtedness (other than indebtedness under the HBB Facility). Annual dividends to NACCO are limited to $5.0 million plus 50% of HBB's net income since the closing date of the HBB Term Loan in 2007. The HBB Term Loan also requires HBB to meet certain financial tests, including, but not limited to, maximum total leverage ratio and minimum fixed charge coverage ratio tests. At September 30, 2011, HBB was in compliance with the covenants in the HBB Term Loan.

HBB believes funds available from cash on hand, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising until the HBB Facility expires in July 2012.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2010, except for the payment of $60.0 million on the HBB Term Loan, there have been no significant changes in the total amount of HBB's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 60 in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Capital Expenditures

Expenditures for property, plant and equipment were $2.5 million for the first nine months of 2011 and are estimated to be an additional $1.7 million for the remainder of 2011. These planned capital expenditures are primarily for tooling for new products. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

Working capital is significantly affected by the seasonality of HBB's business. The following is a discussion of the changes in HBB's capital structure at September 30, 2011 compared with both September 30, 2010 and December 31, 2010.

September 30, 2011 Compared with September 30, 2010

	SEPTEMBER 30 2011	SEPTEMBER 30 2010	Change
Cash and cash equivalents	$6.4	$40.4	$(34.0)
Other net tangible assets	72.8	77.0	(4.2)
Net assets	79.2	117.4	(38.2)
Total debt	(54.2)	(115.3)	61.1
Total equity	$25.0	$2.1	$22.9
Debt to total capitalization	68%	(a)	(a)

(a)	Debt to total capitalization is not meaningful.

Other net tangible assets decreased $4.2 million from September 30, 2010 to September 30, 2011 primarily due to a decrease in inventory, which was offset by a related decrease in accounts payable, and lower accounts receivable mainly due to lower sales volumes during the first nine months of 2011 compared with the first nine months of 2010.

Total debt decreased $61.1 million primarily due to payments of $60.0 million on the HBB Term Loan made during the third quarter of 2011.

Total equity increased due to HBB's net income of $18.0 million during the twelve months ended September 30, 2011, a $4.0 million capital contribution from NACCO during the first nine months of 2011 and a $0.9 million decrease in accumulated other comprehensive loss.

September 30, 2011 Compared with December 31, 2010

	SEPTEMBER 30 2011	DECEMBER 31 2010	Change
Cash and cash equivalents	$6.4	$45.6	$(39.2)
Other net tangible assets	72.8	83.4	(10.6)
Net assets	79.2	129.0	(49.8)
Total debt	(54.2)	(115.1)	60.9
Total equity	$25.0	$13.9	$11.1
Debt to total capitalization	68%	89%	(21)%

Other net tangible assets decreased $10.6 million from December 31, 2010 to September 30, 2011 primarily due to higher levels of accounts payable, which were partially offset by higher inventory levels, as well as lower levels of accounts receivable. The changes in working capital were primarily attributable to the seasonality of the business.

Total debt decreased $60.9 million primarily due to payments of $60.0 million made on the HBB Term Loan during the third quarter of 2011.

Total equity increased due to HBB's net income of $6.4 million, a $4.0 million capital contribution from NACCO and a $0.7 million decrease in accumulated other comprehensive loss during the first nine months of 2011.

OUTLOOK

The middle-market portion of the small kitchen appliance market in which HBB participates has weakened over the course of 2011 and is expected to remain soft during the fourth quarter of 2011 and in 2012. HBB's target consumer, the mass-market consumer, continues to struggle with financial concerns and high unemployment rates. As a result, sales volumes in this segment of the U.S. consumer market are expected to remain under pressure. International and commercial product markets are expected to remain strong, and this strength is expected to drive revenue growth.

In addition, HBB continues to focus on strengthening its market position through product innovation, promotions, increased placements and branding programs, together with appropriate levels of advertising for HBB's highly successful Brewstation® coffee maker and Stay-or-Go® slow cooker lines. HBB expects the new Melitta-branded beverage appliances, introduced in late 2010, to continue to gain market position over time. HBB is also continuing to introduce innovative products in several small appliance categories. In the third quarter of 2011, HBB launched The ScoopTM, a single serve coffee maker, and the DurathonTM iron product line. These products, as well as other new product introductions in the pipeline for the fourth quarter of 2011 and 2012, along with solid placements and promotional programs for the holiday-selling season, are expected to positively affect revenues and operating profit. However, as a result of the weak U.S. consumer market, HBB currently anticipates revenues for the fourth quarter of 2011 to be comparable to the fourth quarter of 2010, with a modest increase in 2012 revenues compared with 2011.

Overall, HBB expects fourth quarter 2011 net income to be comparable to the fourth quarter of 2010 and expects full-year 2011 net income to be lower than 2010 due to margin pressure from increased product and transportation costs. HBB continues to monitor commodity costs closely and expects to adjust product prices and placements as appropriate if product costs continue to increase. Nonetheless, price increases are not expected to fully offset cost increases in 2011. HBB anticipates that 2011 cash flow before financing activities will be higher than in 2010.

Longer term, HBB will continue to work to improve revenues and profitability by remaining focused on developing consumer-driven innovative products, improving efficiencies, reducing costs, increasing pricing when needed, gaining placements and pursuing additional strategic growth opportunities, specifically in the stronger international markets.

THE KITCHEN COLLECTION, LLC

KC's business is seasonal, and a majority of revenues and operating profit typically occurs in the second half of the year when sales of kitchenware to consumers increase significantly for the fall holiday-selling season.

FINANCIAL REVIEW

The results of operations for KC were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2011	2010	2011	2010
Revenues	$48.9	$47.5	$129.8	$131.2
Operating profit (loss)	$(0.6)	$0.1	$(10.3)	$(5.7)
Interest expense	$0.1	$0.1	$0.3	$0.3
Other (income) expense	$0.1	$0.1	$0.1	$0.1
Net loss	$(0.5)	$(0.1)	$(6.5)	$(3.7)
Effective income tax rate	37.5%	(a)	39.3%	39.3%
(a) The effective income tax is not meaningful.

Third Quarter of 2011 Compared with Third Quarter of 2010

The following table identifies the components of change in revenues for the third quarter of 2011 compared with the third quarter of 2010:

Revenues
2010	$47.5
Increase (decrease) in 2011 from:
New store sales	4.3
KC comparable store sales	0.2
Closed stores	(2.7)
LGC comparable store sales	(0.4)
2011	$48.9

Revenues for the third quarter of 2011 increased 2.9% to $48.9 million compared with $47.5 million in the third quarter of 2010. The increase was primarily due to an increase in sales at newly opened KC and Le Gourmet Chef (“LGC”) stores and an increase in comparable store sales at KC. The increase in comparable store sales at KC was primarily due to a higher average sale transaction value partially offset by a decline in store transactions and fewer customer visits. The increase in revenue was partially offset by the effect of closing unprofitable LGC and KC stores since September 30, 2010 and a decrease in comparable store sales at LGC. The decrease in comparable store sales at LGC was mainly attributable to fewer customer visits and a decline in store transactions, partially offset by a higher average sale transaction value. At September 30, 2011, KC operated 250 stores compared with 219 stores at September 30, 2010 and 234 stores at December 31, 2010. At September 30, 2011, LGC operated 62 stores compared with 66 stores at September 30, 2010 and December 31, 2010.

The following table identifies the components of change in operating profit (loss) for the third quarter of 2011 compared with the third quarter of 2010:

Operating Profit (Loss)
2010	$0.1
Increase (decrease) in 2011 from:
Selling, general and administrative expenses	(0.4)
New stores	(0.3)
KC comparable stores	(0.3)
Closed stores	0.3
2011	$(0.6)

KC recognized an operating loss of $0.6 million in the third quarter of 2011 compared with operating profit of $0.1 million in the third quarter of 2010. The change in operating profit (loss) was primarily due to an increase in selling, general and administrative expenses primarily from higher corporate employee-related expenses, an increase in store costs as a result of the operation of 27 more stores during the third quarter of 2011 compared with the third quarter of 2010 and lower KC comparable store results mainly from increased store employee-related expenses and higher rent. These items were partially offset by the favorable effect of closing unprofitable stores.

KC reported a net loss of $0.5 million in the third quarter of 2011 compared with $0.1 million in the third quarter of 2010 primarily due to the factors affecting operating profit (loss).

First Nine Months of 2011 Compared with First Nine Months of 2010

The following table identifies the components of change in revenues for the first nine months of 2011 compared with the first nine months of 2010:

Revenues
2010	$131.2
Increase (decrease) in 2011 from:
Closed stores	(9.3)
LGC comparable store sales	(1.4)
KC comparable store sales	(0.5)
New store sales	9.8
2011	$129.8

Revenues were $129.8 million for the first nine months of 2011 compared with $131.2 million in the first nine months of 2011. The decrease in revenues was primarily due to the effect of closing unprofitable LGC and KC stores since September 30, 2010 and a decrease in comparable store sales in both store formats. The decrease in comparable store sales at both formats was mainly attributable to fewer customer visits, partially offset by a higher average sale transaction value. These decreases were significantly offset by an increase in sales at newly opened KC and LGC stores.

The following table identifies the components of change in operating loss for the first nine months of 2011 compared with the first nine months of 2010:

Operating Loss
2010	$(5.7)
(Increase) decrease in 2011 from:
KC comparable stores	(2.2)
Selling, general and administrative expenses	(1.7)
New stores	(1.1)
LGC comparable stores	(0.3)
Closed stores	0.7
2011	$(10.3)

KC's operating loss increased to $10.3 million in the first nine months of 2011 compared with $5.7 million in the first nine months of 2010. The increase was primarily due to lower comparable store results, primarily at KC, as a result of a shift in sales to lower margin products and from higher selling, general and administrative expenses primarily from $0.7 million of costs incurred in the first quarter of 2011 for the relocation of KC's two distribution centers into one larger facility, as well as an increase in corporate employee-related expenses. In addition, the operating loss increased as a result of higher store costs due to an increase in the number of stores. The increase in the operating loss was partially offset by the favorable effect of closing unprofitable LGC stores during the past twelve months.

KC reported a net loss of $6.5 million in the first nine months of 2011 compared with $3.7 million in the first nine months of 2010 primarily due to the factors affecting the operating loss.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the nine months ended September 30:

	2011	2010	Change
Operating activities:
Net loss	$(6.5)	$(3.7)	$(2.8)
Depreciation and amortization	2.3	2.3	—
Other	0.9	0.3	0.6
Working capital changes	(17.9)	(7.6)	(10.3)
Net cash used for operating activities	(21.2)	(8.7)	(12.5)

Investing activities:
Expenditures for property, plant and equipment	(2.1)	(2.0)	(0.1)
Net cash used for investing activities	(2.1)	(2.0)	(0.1)

Cash flow before financing activities	$(23.3)	$(10.7)	$(12.6)

Net cash used for operating activities increased $12.5 million primarily due to the change in working capital and the increase in net loss during the first nine months of 2011 compared with the first nine months of 2010. The change in working capital was mainly attributable to a larger increase in inventory primarily due to the operation of 27 more stores at September 30, 2011 compared with September 30, 2010 and a change in intercompany taxes.

	2011	2010	Change
Financing activities:
Net additions to revolving credit agreement	$15.0	$3.6	$11.4
Cash dividends paid to NACCO	(2.5)	—	(2.5)
Financing fees paid	—	(0.4)	0.4
Other	(0.1)	—	(0.1)
Net cash provided by financing activities	$12.4	$3.2	$9.2

Net cash provided by financing activities increased $9.2 million in the first nine months of 2011 compared with the first nine months of 2010 primarily from higher levels of borrowings, partially offset by dividends paid to NACCO in the first quarter of 2011.

Financing Activities
KC has a $30.0 million secured revolving line of credit that expires in April 2013 (the “KC Facility”). The KC Facility can be extended at KC's option for an additional year, subject to the lender's consent. The obligations under the KC Facility are secured by substantially all assets of KC. The approximate book value of KC's assets held as collateral under the KC Facility was $85 million as of September 30, 2011.

The availability is derived from a borrowing base formula using KC's eligible inventory and eligible credit card accounts receivable, as defined in the KC Facility. At September 30, 2011, the borrowing base was $27.0 million. Borrowings outstanding under the KC Facility were $15.0 million at September 30, 2011. Therefore, at September 30, 2011, the excess availability under the KC Facility was $12.0 million.

Borrowings bear interest at a floating rate, which can be either a base rate or LIBOR, as defined in the KC Facility, plus an applicable margin. The applicable margins, effective September 30, 2011, for base rate and LIBOR loans were 2.00% and 3.00%, respectively. The floating rate of interest applicable to the KC Facility was 3.49% at September 30, 2011, including the floating rate margin. The KC Facility also requires a fee of 0.50% per annum on the unused commitment.

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

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2010, except for an increase of approximately $35 million in operating leases primarily due to the opening of new KC stores, there have been no significant changes in the total amount of KC's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 65 in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Capital Expenditures

Expenditures for property, plant and equipment were $2.1 million for the first nine months of 2011 and are estimated to be an additional $0.8 million for the remainder of 2011. These planned capital expenditures are primarily for fixtures and equipment at new or existing stores and improvements to KC's information technology infrastructure. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

Working capital is significantly affected by the seasonality of KC's business. The following is a discussion of the changes in KC's capital structure at September 30, 2011 compared with both September 30, 2010 and December 31, 2010.

September 30, 2011 Compared with September 30, 2010

	SEPTEMBER 30 2011	SEPTEMBER 30 2010	Change
Cash and cash equivalents	$0.8	$1.0	$(0.2)
Other net tangible assets	53.3	43.5	9.8
Net assets	54.1	44.5	9.6
Total debt	(15.0)	(3.6)	(11.4)
Total equity	$39.1	$40.9	$(1.8)
Debt to total capitalization	28%	8%	20%

The change in other net tangible assets at September 30, 2011 compared with September 30, 2010 was mainly due to higher levels of inventory primarily due to the operation of 27 more stores at September 30, 2011 compared with September 30, 2010. Total debt increased primarily as a result of higher borrowing requirements during the first nine months of 2011 compared with the first nine months of 2010. Total equity decreased due to dividends paid to NACCO of $2.5 million in the first nine months of 2011 partially offset by net income of $0.7 million recognized during the twelve-month period ended September 30, 2011.

September 30, 2011 Compared with December 31, 2010

	SEPTEMBER 30 2011	DECEMBER 31 2010	Change
Cash and cash equivalents	$0.8	$11.7	$(10.9)
Other net tangible assets	53.3	36.4	16.9
Net assets	54.1	48.1	6.0
Total debt	(15.0)	—	(15.0)
Total equity	$39.1	$48.1	$(9.0)
Debt to total capitalization	28%	(a)	(a)

(a)	Debt to total capitalization is not meaningful.

Other net tangible assets increased $16.9 million at September 30, 2011 compared with December 31, 2010, primarily from an increase in inventory and a decrease in accounts payable due to the seasonality of the business, as well as an increase in intercompany tax accounts receivable as a result of the net loss during the first nine months of 2011.

Total debt increased as a result of the seasonality of the business and the required funding of operations during the first nine months of 2011. Total equity decreased as a result of KC's net loss of $6.5 million and dividends paid to NACCO of $2.5 million during the first nine months of 2011.

OUTLOOK

The uncertain economy, high unemployment rates and fuel prices, along with other consumer financial concerns, are expected to continue to affect consumer sentiment and limit spending levels for KC's target customer, creating a challenging retail environment in the fourth quarter of 2011 and in 2012. However, KC expects to have an increased number of Kitchen Collection® stores in the fourth quarter holiday-selling season and in 2012. As a result, KC expects 2011 fourth quarter and full year revenue to increase compared with 2010 and expects revenue in 2012 to increase compared with 2011.

KC expects an increase in fourth quarter net income compared with the fourth quarter of 2010 primarily as a result of the significant increase in the number of stores in 2011. However, KC anticipates a modest decline in full year 2011 net income and cash flow before financing activities compared with 2010, as fourth quarter improvements are not expected to offset lower sales at comparable stores and the larger losses in the first nine months of 2011, resulting from costs incurred with the warehouse consolidation and unusually high repairs and maintenance expenses associated with improvements to older stores, as well as costs associated with a change in KC's merchandising approach in 2011. These costs are not expected to recur in 2012. KC expects the favorable momentum from the fourth quarter of 2011 to continue in 2012 and expects improvements in operating results at both store formats in 2012 as new stores are opened. In addition, KC anticipates improvements in operating results as KC continues its ongoing program of closing underperforming stores, as a result of further improvements in its store formats and layouts at both the Kitchen Collection® and Le Gourmet Chef® stores and as a result of further refinements of its promotional offers and merchandise mix in both store formats which are expected to further enhance sales and margins. The renegotiation of store leases and the combination of its two distribution centers into one larger, more efficient facility are also expected to contribute to improved results. KC anticipates increased product and transportation costs in the remainder of 2011 and 2012 but expects to offset these increased costs through price increases and other actions as needed.

Longer term, KC plans to focus on enhancing sales volume and profitability by refining its store formats, strengthening its merchandise mix, store displays and appearance and optimizing store selling space. KC also expects to drive profitability by achieving store growth in the Kitchen Collection® and Le Gourmet Chef® outlet and traditional mall store formats over the longer term while maintaining disciplined cost control, as well as evaluating and closing underperforming stores as appropriate. In the near term, growth in the number of stores will be focused on the Kitchen Collection® format. When adequate profit prospects are demonstrated for the Le Gourmet Chef® format, KC's expansion focus will shift to increasing the number of these stores as well.

THE NORTH AMERICAN COAL CORPORATION

NACoal mines and markets coal primarily as fuel for power generation and provides selected value-added mining services for other natural resources companies. Coal is surface mined from NACoal's developed mines in North Dakota, Texas and Mississippi. Total coal reserves approximate 2.1 billion tons with approximately 1.2 billion tons committed to customers pursuant to long-term contracts. NACoal has one consolidated mining operation: Mississippi Lignite Mining Company (“MLMC”). NACoal has nine unconsolidated operations: The Coteau Properties Company (“Coteau”), The Falkirk Mining Company (“Falkirk”), The Sabine Mining Company (“Sabine”), Demery Resources Company, LLC (“Demery”), Caddo Creek Resources Company, LLC (“Caddo Creek”), Camino Real Fuels, LLC (“Camino Real”), Liberty Fuels Company, LLC (“Liberty”), NoDak Energy Services, LLC ("NoDak") and North American Coal Corporation India Private Limited (“NACC India”). Demery, Caddo Creek, Camino Real and Liberty are in the development stage and do not currently mine or deliver coal. NoDak was formed to operate and maintain a coal processing facility. NACC India was formed to provide technical advisory services to the third-party owners of a mine in India. NACoal also provides dragline mining services for independently owned limerock quarries in Florida. At the end of 2010, NACoal's contract at the San Miguel Lignite Mine (“San Miguel”) expired and its mining operations were transitioned to another company.
The contracts with the unconsolidated operations' customers allow for reimbursement at a price based on actual costs plus an agreed pre-tax profit per ton of coal sold or actual costs plus a management fee. The unconsolidated operations each meet the definition of a variable interest entity and are accounted for using the equity method.

FINANCIAL REVIEW

Tons of coal sold by NACoal's operating mines were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2011	2010	2011	2010
Coteau	3.2	3.6	9.8	10.9
Falkirk	2.0	2.2	5.5	5.5
Sabine	1.2	1.1	3.5	3.4
Unconsolidated mines	6.4	6.9	18.8	19.8
San Miguel	—	0.9	—	2.4
MLMC	0.7	1.0	1.9	2.7
Consolidated mines	0.7	1.9	1.9	5.1
Total tons sold	7.1	8.8	20.7	24.9

The limerock dragline mining operations delivered 3.1 million and 10.7 million cubic yards of limerock in the three and nine months ended September 30, 2011, respectively. This compares with 5.4 million and 14.3 million cubic yards of limerock in the three and nine months ended September 30, 2010, respectively.

The results of operations for NACoal were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2011	2010	2011	2010
Revenues	$21.0	$42.4	$58.3	$122.3
Operating profit	$7.0	$15.0	$21.8	$41.7
Interest expense	$0.9	$0.8	$2.3	$2.5
Other (income) expense	$(0.4)	$(0.1)	$(1.2)	$(0.4)
Net income	$5.8	$11.0	$17.5	$30.4
Effective income tax rate	10.8%	23.1%	15.5%	23.2%

See further discussion of the consolidated effective income tax rate in Note 11 of the unaudited condensed consolidated financial statements.

Third Quarter of 2011 Compared with Third Quarter of 2010

The following table identifies the components of change in revenues for the third quarter of 2011 compared with the third quarter of 2010:

Revenues
2010	$42.4
Decrease in 2011 from:
San Miguel	(11.1)
Consolidated mining operations	(7.4)
Royalty and other income	(2.9)
2011	$21.0

Revenues for the third quarter of 2011 decreased 50.5% to $21.0 million from $42.4 million in the third quarter of 2010 due to the expiration of NACoal's contract at San Miguel at the end of 2010, lower revenues at the consolidated mining operations and lower royalty and other income. The decrease at the consolidated mining operations was primarily the result of a decrease in tons delivered at MLMC due to unplanned customer power plant outages in the third quarter of 2011 and reduced customer requirements at the limerock dragline mining operations.

The following table identifies the components of change in operating profit for the third quarter of 2011 compared with the third quarter of 2010:

Operating Profit
2010	$15.0
Decrease in 2011 from:
Consolidated mining operations	(5.1)
Royalty and other income	(1.4)
Other selling, general and administrative expenses	(1.3)
Earnings of unconsolidated mines	(0.2)
2011	$7.0

Operating profit decreased to $7.0 million in the third quarter of 2011 from $15.0 million in the third quarter of 2010, primarily as a result of a decrease in consolidated mining operating profit mainly from significant unplanned outages at a customer's power plant, fewer deliveries and higher cost of coal sold as a result of reduced production levels which were implemented to match customer inventory requirements at MLMC, lower royalty and other income and an increase in other selling, general and administrative expenses, primarily from higher employee-related expenses.

Net income decreased to $5.8 million in the third quarter of 2011 from $11.0 million in the third quarter of 2010 primarily due to the factors affecting operating profit.

First Nine Months of 2011 Compared with First Nine Months of 2010

The following table identifies the components of change in revenues for the first nine months of 2011 compared with the first nine months of 2010:

Revenues
2010	$122.3
Decrease in 2011 from:
San Miguel	(35.0)
Consolidated mining operations	(16.0)
Pre-development revenue	(7.6)
Royalty and other income	(5.4)
2011	$58.3

Revenues for the first nine months of 2011 decreased 52.3% to $58.3 million from $122.3 million in the first nine months of 2010 primarily as a result of the expiration of NACoal's contract at San Miguel at the end of 2010. In addition, the decrease was the result of lower revenues at the consolidated mining operations, the absence of revenue recognized in the second quarter of 2010 related to the reimbursement from Mississippi Power Company for previously recognized costs for pre-development activities and lower royalty and other income. The decrease at the consolidated mining operations was primarily due to a decrease in tons delivered at MLMC as a result of unplanned customer power plant outages in the first nine months of 2011 and reduced customer requirements at the limerock dragline mining operations.

The following table identifies the components of change in operating profit for the first nine months of 2011 compared with the first nine months of 2010:

Operating Profit
2010	$41.7
Increase (decrease) in 2011 from:
Consolidated mining operations	(9.2)
Pre-development revenue	(7.4)
Royalty and other income	(2.9)
Other selling, general and administrative expenses	(2.1)
Earnings of unconsolidated mines	1.7
2011	$21.8

Operating profit decreased to $21.8 million in the first nine months of 2011 from $41.7 million in the first nine months of 2010, primarily as a result of a decrease in consolidated mining operating profit mainly from higher labor, fuel and equipment costs at MLMC, the absence of revenue recognized in the second quarter of 2010 related to the reimbursement from Mississippi Power Company, lower royalty and other income and an increase in other selling, general and administrative expenses, primarily from higher employee-related expenses. The decrease in operating profit was partially offset by higher earnings at the unconsolidated mines due to income associated with the new Liberty mine.

Net income decreased to $17.5 million in the first nine months of 2011 from $30.4 million in the first nine months of 2010 primarily due to the factors affecting operating profit.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the nine months ended September 30:

	2011	2010	Change
Operating activities:
Net income	$17.5	$30.4	$(12.9)
Depreciation, depletion and amortization	5.9	7.6	(1.7)
Other	4.2	0.9	3.3
Working capital changes	(3.7)	(14.6)	10.9
Net cash provided by operating activities	23.9	24.3	(0.4)

Investing activities:
Expenditures for property, plant and equipment	(10.6)	(6.8)	(3.8)
Proceeds from the sale of assets	0.5	16.7	(16.2)
Investments in other unconsolidated affiliates	—	(1.4)	1.4
Net cash provided by (used for) investing activities	(10.1)	8.5	(18.6)

Cash flow before financing activities	$13.8	$32.8	$(19.0)

The decrease in net cash provided by operating activities was primarily the result of the decrease in net income during the first nine months of 2011 compared with the first nine months of 2010 partially offset by the change in working capital. The change in working capital was mainly the result of a decrease in accounts receivable in the first nine months of 2011 compared with an increase in the first nine months of 2010 primarily due to a reduction in revenue at MLMC and the expiration of NACoal's contract at San Miguel at the end of 2010. This change was partially offset by a decrease in accounts payable, primarily as a result of the expiration of the San Miguel contract at the end of 2010, and a larger increase in coal inventory at MLMC during the first nine months of 2011 compared with the prior year. The increase in inventory at MLMC was mainly as a result of the reduction in tons delivered at MLMC due to unplanned customer power plant outages during the first nine months of 2011.

The change in net cash provided by (used for) investing activities was primarily due to lower proceeds from the sale of assets and an increase in expenditures for mine development and equipment in the first nine months of 2011 compared with the first nine months of 2010.

	2011	2010	Change
Financing activities:
Net reductions of long-term debt and revolving credit agreements	$(2.3)	$(7.8)	$5.5
Cash dividends paid to NACCO	(15.0)	(9.0)	(6.0)
Intercompany loans	—	(10.8)	10.8
Net cash used for financing activities	$(17.3)	$(27.6)	$10.3

The decrease in net cash used for financing activities during the first nine months of 2011 compared with the first nine months of 2010 was primarily due to the repayment of intercompany loans in the prior year and lower repayments of revolving credit agreements in the first nine months of 2011 compared with the first nine months of 2010, partially offset by an increase in the amount of dividends paid to NACCO.

Financing Activities

NACoal has an unsecured revolving line of credit of up to $100.0 million (the “NACoal Facility”) that expires in October 2012. Borrowings outstanding under the NACoal Facility were $8.5 million at September 30, 2011. The excess availability under the NACoal Facility was $90.3 million at September 30, 2011, which reflects a reduction for outstanding letters of credit of $1.2 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at either a base rate plus a margin of 1.75% or

LIBOR plus a margin of 2.75%. The NACoal Facility also has a commitment fee of 0.50% per year on the unused commitment. The floating rate of interest applicable to the NACoal Facility at September 30, 2011 was 3.22%, including the floating rate margin.

The NACoal Facility also contains restrictive covenants that require, among other things, NACoal to maintain certain debt to EBITDA and interest coverage ratios and provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on the debt to EBITDA ratio and achieving availability thresholds. At September 30, 2011, NACoal was in compliance with these covenants.

During 2004 and 2005, NACoal issued unsecured notes totaling $45.0 million in a private placement (the “NACoal Notes”), which require annual principal payments of approximately $6.4 million that began in October 2008 and will mature on
October 4, 2014. These unsecured notes bear interest at a weighted-average fixed rate of 6.08%, payable semi-annually on April 4 and October 4. The NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. NACoal had $25.7 million of the private placement notes outstanding at September 30, 2011. The NACoal Notes contain certain covenants and restrictions that require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios, and limit dividends to NACCO based upon NACoal's leverage ratio. At September 30, 2011, NACoal was in compliance with the covenants in the NACoal Notes.

NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At September 30, 2011, the balance of the note was $5.5 million and the interest rate was 0.37%.

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

Capital Expenditures

Expenditures for property, plant and equipment were $10.6 million during the first nine months of 2011. NACoal estimates that its capital expenditures for the remainder of 2011 will be an additional $3.0 million, primarily for mine equipment and development at existing mines. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

NACoal's capital structure is presented below:

	SEPTEMBER 30 2011	DECEMBER 31 2010	Change
Cash and cash equivalents	$1.5	$5.0	$(3.5)
Other net tangible assets	125.7	118.4	7.3
Coal supply agreement, net	58.5	60.0	(1.5)
Net assets	185.7	183.4	2.3
Total debt	(41.4)	(41.9)	0.5
Total equity	$144.3	$141.5	$2.8
Debt to total capitalization	22%	23%	(1)%

There were no significant changes in NACoal's capital structure from December 31, 2010 to September 30, 2011.

OUTLOOK

NACoal expects steady operating performance at its coal mining operations in the fourth quarter of 2011 and in 2012. However, tons delivered at the coal mines in the fourth quarter of 2011 are expected to be lower than in 2010 as a result of the expiration of the San Miguel contract in December 2010, significant maintenance outages at a customer's power plant and overall lower customer requirements. Tons delivered in 2012 are expected to be slightly higher than 2011 provided customers continue to achieve currently planned power plant operating levels. Royalty and other income in 2011 is also expected to be lower than 2010, with 2012 expected to be comparable to or slightly higher than 2011.

Limerock deliveries are expected to be significantly lower in the fourth quarter of 2011 than the fourth quarter of 2010 and the third quarter of 2011, with an additional modest decrease in 2012. In 2010, NACoal's limerock customers in the Florida lake belt region required higher limerock deliveries as they rebuilt stockpiles that had been significantly diminished as a result of an unfavorable legal ruling that set aside mining permits in 2009. With the completion of this build up and customer projections for a continued weakness in the southern Florida housing and construction markets, customer requirements are expected to be lower for the remainder of 2011 and in 2012.

The new unconsolidated mines, which are in the development stage and will not be in full production for several years, are expected to continue to generate modest income during the fourth quarter of 2011 and in 2012. In addition, in early 2011, NACoal finalized a new agreement to provide services to operate a refined coal processing facility through 2018. This agreement is expected to continue to generate modest income during the fourth quarter of 2011.

NACoal also has new project opportunities for which it expects to continue to incur additional expenses in the fourth quarter of 2011 and in 2012. In particular, NACoal continues to move forward to obtain a permit for its Otter Creek reserve in North Dakota in preparation for the expected construction of a new mine. The permit is anticipated to be issued in the first half of 2012.

Overall, NACoal expects 2011 fourth quarter net income to be comparable to the fourth quarter of 2010. However, full year net income for 2011 is expected to decrease significantly compared with 2010 mainly as a result of the absence of the reimbursement of previously expensed costs of $7.4 million, or $4.4 million after tax of $3.0 million, received in 2010, substantially reduced royalties and continuing unplanned maintenance outages at a customer's power plant in 2011. Higher selling, general and administrative expenses and the absence of San Miguel are also expected to contribute to the decline in full year net income. Cash flow before financing activities in 2011 is expected to be significant but lower than 2010.

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

FINANCIAL REVIEW

Operating Results

The results of operations at NACCO and Other were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2011	2010	2011	2010
Revenues	$—	$—	$—	$—
Operating loss	$(0.9)	$(2.0)	$(4.5)	$(6.8)
Other (income) expense	$0.2	$6.5	$(56.3)	$14.1
Net income (loss)	$(0.7)	$(6.1)	$33.0	$(14.4)

Third Quarter of 2011 Compared with Third Quarter of 2010

NACCO and Other recognized a lower operating loss in the third quarter of 2011 compared with the third quarter of 2010 primarily due to an increase in management fees charged to the subsidiaries during the third quarter of 2011 compared with the third quarter of 2010.

The change in other (income) expense in the third quarter of 2011 compared with the third quarter of 2010 was primarily due to the settlement of the Applica litigation, as discussed in the Applica Transaction section below. NACCO and Other recognized a net loss of $0.7 million in the third quarter of 2011 compared with $6.1 million in the third quarter of 2010 primarily due to the factors affecting the operating loss and other (income) expense.

First Nine Months of 2011 Compared with First Nine Months of 2010

NACCO and Other recognized an operating loss of $4.5 million in the first nine months of 2011 compared with $6.8 million in the first nine months of 2010. The change was primarily due to an increase in management fees charged to the subsidiaries in the first nine months of 2011 compared with the first nine months of 2010.

The change in other (income) expense in the first nine months of 2011 compared with the first nine months of 2010 was primarily due to the settlement of the Applica litigation, as discussed in the Applica Transaction section below. NACCO and Other recognized net income of $33.0 million in the first nine months of 2011 compared with a net loss of $14.4 million in the first nine months of 2010 primarily due to the factors affecting the operating loss and other (income) expense.

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
Litigation costs related to the failed transaction with Applica were $2.8 million during the first quarter of 2011. As a result of the settlement during the first quarter of 2011, no further litigation costs in relation to this matter will be incurred. Litigation costs were $6.1 million and $13.0 million during the three and nine months ended September 30, 2010, respectively.

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

Following are the parent company management fees included in each subsidiary's selling, general and administrative expenses for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2011	2010	2011	2010
NMHG	$2.5	$1.6	$7.5	$4.8
HBB	$0.8	$0.8	$2.7	$2.5
KC	$—	$—	$0.1	$0.1
NACoal	$1.2	$0.9	$3.5	$2.7

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

Capital Structure

NACCO's consolidated capital structure is presented below:

	SEPTEMBER 30 2011	DECEMBER 31 2010	Change
Cash and cash equivalents	$217.6	$261.9	$(44.3)
Other net tangible assets	622.8	533.8	89.0
Coal supply agreement, net	58.5	60.0	(1.5)
Net assets	898.9	855.7	43.2
Total debt	(336.8)	(391.5)	54.7
Closed mine obligations, net of tax	(14.3)	(16.0)	1.7
Total equity	$547.8	$448.2	$99.6
Debt to total capitalization	38%	47%	(9)%

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

KC: (1) changes in gasoline prices, weather conditions, the level of consumer confidence and disposable income as a result of the uncertain economy, high unemployment rates or other events or conditions that may adversely affect the number of customers visiting Kitchen Collection® and Le Gourmet Chef® stores, (2) changes in the sales prices, product mix or levels of consumer purchases of kitchenware, small electric appliances and gourmet foods, (3) changes in costs, including transportation costs, of inventory, (4) delays in delivery or the unavailability of inventory, (5) customer acceptance of new products, (6) the anticipated impact of the opening of new stores, the ability to renegotiate existing leases and effectively and efficiently close unprofitable stores and (7) increased competition.

NACoal: (1) changes in tax laws or regulatory requirements, including changes in power plant emission regulations and health, safety or environmental legislation, (2) changes in costs related to geological conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (3) changes in mining permit requirements that could affect deliveries to customers, (4) weather conditions, extended power plant outages or other events that would change the level of customers' coal or limerock requirements, which would have an adverse effect on results of operations, (5) weather or equipment problems that could affect deliveries to customers, (6) changes in the power industry that would affect demand for NACoal's reserves, (7) changes in the costs to reclaim current NACoal mining areas or NACCO's closed mining operations, (8) costs to pursue and develop new mining opportunities and (9) the outcome of legal challenges to the regulatory approvals necessary to construct the Liberty Mine and the Ratcliffe Plant in Mississippi.

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

Changes in internal control over financial reporting: During the third quarter of 2011, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, each operator of a coal or other mine is required to include certain mine safety results in its periodic reports filed with the Securities and Exchange Commission. The operation of NACoal's mines is subject to regulation by the federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act"). MSHA inspects NACoal's mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. The Company has presented information below regarding certain mining safety and health matters for NACoal's mining operations for the three and nine months ended September 30, 2011. In evaluating this information, consideration should be given to factors such as: (i) the number of citations and orders will vary depending on the size of the mine, (ii) the number of citations issued will vary from inspector to inspector and from mine to mine, and (iii) citations and orders can be contested and appealed, and in that process, are often reduced in severity and amount, and are sometimes vacated.

During the three and nine months ended September 30, 2011, neither NACoal's current mining operations nor Bellaire's closed mines: (i) were assessed any Mine Act section 104(d) citations or orders for an alleged unwarrantable failure (i.e., aggravated conduct constituting more than ordinary negligence) to comply with a mining safety standard or regulation; (ii) were assessed any Mine Act section 110(b)(2) penalties for failure to correct the subject matter of a Mine Act section 104(a) citation within the specified time period, which failure was deemed flagrant (i.e., reckless or repeated failure to make reasonable efforts to eliminate a known violation that substantially and proximately caused, or reasonably could have been expected to cause, death or serious bodily injury); (iii) received any Mine Act section 107(a) imminent danger orders to immediately remove miners; or (iv) received any MSHA written notices under Mine Act section 104(e) of a pattern of violation of mandatory health or safety standards or of the potential to have such a pattern. In addition, there were no fatalities at NACoal's mining operations or Bellaire's closed mines during the three and nine months ended September 30, 2011.

At September 30, 2011, South Hallsville No. 1 Mine had one pending legal action before the Federal Mine Safety and Health Review Commission that it initiated during the second quarter of 2011 to contest a section 104 significant and substantial citation issued in the second quarter of 2011. During the third quarter of 2011, South Hallsville No. 1 voluntarily dismissed its only other pending legal action before the Federal Mine Safety and Health Review Commission.

At June 30, 2011, NACoal's Florida limerock operations at the Krome Quarry had one pending legal action before the Federal Mine Safety and Health Review Commission that it initiated during the first quarter of 2011 to contest one section 104 non-significant and substantial citation issued in the fourth quarter of 2010. During the third quarter of 2011, the citation was vacated.

At December 31, 2010, San Miguel Lignite Mine had pending legal action before the Federal Mine Safety and Health Review Commission that it initiated to contest two non-section 104 significant and substantial citations issued in the third quarter of 2010. During the third quarter of 2011, the citations were modified to reduce the level of negligence from high to low and the penalty for each was reduced from $540 to $112.

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

The following table sets forth the total number of specific citations and orders and the total dollar value of the proposed civil penalty assessments that were issued by MSHA during the current quarterly reporting period, pursuant to the Mine Act, by individual mine at NACoal:

Name of Mine or Quarry (1)(2)	Mine Act Section 104 Significant & Substantial Citations (3)	Total Dollar Value of Proposed MSHA Assessments

MLMC (Red Hills Mine)	—	$—
Coteau (Freedom Mine)	—	—
Falkirk (Falkirk Mine)	—	—
Sabine (South Hallsville No. 1 Mine)	1	540
Demery (Five Forks Mine)	—	—
Caddo Creek (Marshall Mine)	—	—
Camino Real (Eagle Pass Mine)	—	—
Florida Limerock Operations:	—	—
White Rock Quarry - North	—	—
White Rock Quarry - South	—	—
Krome Quarry	—	—
Alico Quarry	—	—
FEC Quarry	—	—
SCL Quarry	—	—
Card Sound Quarry	—	—
Pennsuco Quarry	—	—

Total	1	$540

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

The following table sets forth the total number of specific citations and orders and the total dollar value of the proposed civil penalty assessments that were issued by MSHA during the current year-to-date reporting period, pursuant to the Mine Act, by individual mine at NACoal:

Name of Mine or Quarry (1)(2)	Mine Act Section 104 Significant & Substantial Citations (3)	Mine Act Section 104(b) Order (4)	Total Dollar Value of Proposed MSHA Assessments	Total Dollar Value of Proposed MSHA Assessments Outstanding at September 30, 2011 (5)

MLMC (Red Hills Mine)	—	—	$—	$—
Coteau (Freedom Mine)	—	—	308	—
Falkirk (Falkirk Mine)	1	—	761	—
Sabine (South Hallsville No. 1 Mine)	3	1	952	100
Demery (Five Forks Mine)	—	—	—	—
Caddo Creek (Marshall Mine)	—	—	—	—
Camino Real (Eagle Pass Mine)	—	—	—	—
Florida Limerock Operations:	—	—	—	—
White Rock Quarry - North	—	—	127	—
White Rock Quarry - South	—	—	—	—
Krome Quarry	—	—	—	—
Alico Quarry	—	—	—	—
FEC Quarry	—	—	—	—
SCL Quarry	—	—	—	—
Card Sound Quarry	—	—	—	—
Pennsuco Quarry	—	—	—	—

Total	4	1	$2,148	$100

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

(5)	Outstanding amounts of $100 at Sabine are currently being contested.

Item 6    Exhibits
Incorporated by reference to the Exhibit Index on page 49 of this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NACCO Industries, Inc. (Registrant)
Date:	November 8, 2011	/s/ Kenneth C. Schilling
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

*    Numbered in accordance with Item 601 of Regulation S-K.