Form 10-K
period 2011-12-31
NACCO INDUSTRIES INC
filed 2012-02-29
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
     YES ☐     NO ☑
Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of June 30, 2011 (the last business day of the registrant's most recently completed second fiscal quarter): $568,596,169
Number of shares of Class A Common Stock outstanding at February 24, 2012: 6,793,716
Number of shares of Class B Common Stock outstanding at February 24, 2012: 1,592,571
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2012 annual meeting of stockholders are incorporated herein by reference in Part III of this Form 10-K.

NACCO INDUSTRIES, INC.

PART I
Item 1. BUSINESS
General
NACCO Industries, Inc. (“NACCO” or the “Company”) is a holding company with the following principal businesses: lift trucks, small appliances, specialty retail and mining.
(a)NACCO Materials Handling Group. NACCO Materials Handling Group consists of the Company’s wholly owned subsidiary, NMHG Holding Co. (“NMHG”). NMHG designs, engineers, manufactures, sells and services a comprehensive line of lift trucks and aftermarket parts marketed globally primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships.
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
NACCO was incorporated as a Delaware corporation in 1986 in connection with the formation of a holding company structure for a predecessor corporation organized in 1913. As of January 31, 2012, the Company and its subsidiaries had approximately 8,900 employees, including approximately 1,100 employees at the Company’s unconsolidated mines.
The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports available, free of charge, through its website, www.nacco.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).
Significant Events

In 2011, the Company announced that the Company's Board of Directors approved the repurchase of up to $50 million of the Company's outstanding Class A common stock. The authorization for the repurchase program expires on December 31, 2012.
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
Litigation costs related to the failed transaction with Applica were $2.8 million, $18.8 million and $1.1 million in 2011, 2010 and 2009, respectively.

During 2010 and 2011, NACoal entered into agreements to sell $31.4 million of assets, which consist primarily of two draglines. The sales of the assets are expected to occur in 2012.

BUSINESS SEGMENT INFORMATION
A. NACCO Materials Handling Group
General
NMHG designs, engineers, manufactures, sells and services a comprehensive line of lift trucks and aftermarket parts marketed globally primarily under the Hyster® and Yale® brand names.
Manufacturing and Assembly
NMHG manufactures components, such as frames, masts and transmissions, and assembles products in the market of sale whenever practical to minimize freight cost and balance currency mix. In some instances, however, it utilizes one worldwide location to manufacture specific components or assemble specific products. Additionally, components and assembled lift trucks are exported to locations when it is advantageous to meet demand in certain markets. NMHG operates twelve manufacturing and assembly facilities worldwide with five plants in the Americas, three in Europe and four in Asia-Pacific, including joint venture operations.
Sales of lift trucks represented approximately 83% of NMHG’s annual revenues in 2011, 77% in 2010 and 71% in 2009. Service, rental and other revenues were approximately 4% in 2011, 6% in 2010 and 11% in 2009.
Aftermarket Parts
NMHG offers a line of aftermarket parts to service its large installed base of lift trucks currently in use in the industry. NMHG offers online technical reference databases specifying the required aftermarket parts to service lift trucks and an aftermarket parts ordering system. Aftermarket parts sales represented approximately 13% of NMHG’s annual revenues in 2011, 17% in 2010 and 18% in 2009.

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
Distribution Network
NMHG distributes lift trucks and aftermarket parts primarily through two channels: independent dealers and a National Accounts program. NMHG’s end-user base is diverse and fragmented, including, among others, light and heavy manufacturers, trucking and automotive companies, rental companies, building materials and paper suppliers, lumber, metal products, warehouses, retailers, food distributors, container handling companies and domestic and foreign governmental agencies.
Independent Dealers
The majority of NMHG’s dealers are independently owned and operated. In the Americas, Hyster® had 43 independent dealers and Yale® had 66 independent dealers as of December 31, 2011. In Europe, Hyster® had 55 independent dealers and Yale® had 98 independent dealers as of December 31, 2011. In Asia-Pacific, Hyster® had 12 independent dealers and Yale® had 14 independent dealers as of December 31, 2011. As of December 31, 2011, NMHG had 15 dual-branded dealers in the Americas.
National Accounts
NMHG operates a National Accounts program for both Hyster® and Yale®. The National Accounts program focuses on large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. The National Accounts program accounted for 15%, 14% and 18% of new lift truck unit volume in 2011, 2010 and 2009, respectively. The independent dealers support the National Accounts program by providing aftermarket parts and service on a local basis. Dealers receive a commission for the support they provide in connection with National Accounts sales and for the preparation and delivery of lift trucks to customer locations. In addition to selling new lift trucks, the National Accounts program markets services, including full maintenance leases and total fleet management.
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
Under the joint venture agreement with NFS and the operating agreement with GECC, NMHG’s dealers and certain customers are extended credit for the purchase of lift trucks to be placed in the dealer’s floor plan inventory or the financing of lift trucks that are sold or leased to customers. For some of these arrangements, NMHG provides recourse or repurchase obligations to NFS or to GECC. In substantially all of these transactions, a perfected security interest is maintained in the lift trucks financed, so that in the event of a default, NMHG has the ability to foreclose on the leased property and sell it through the Hyster® or Yale® dealer network. Furthermore, NMHG has established reserves for exposures under these agreements when required. In addition, NMHG has an agreement with GECC to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to guarantees for these certain eligible dealers are limited to 7.5% of their original loan balance. See Notes 14 and 22 to the Consolidated Financial Statements in this Form 10-K for further discussion.
Backlog
As of December 31, 2011, NMHG’s backlog of unfilled orders placed with its manufacturing and assembly operations for new lift trucks was approximately 24,700 units, or approximately $629 million, of which substantially all is expected to be filled during fiscal 2012. This compares with the backlog as of December 31, 2010 of approximately 23,000 units, or approximately $512 million. Backlog represents unfilled lift truck orders placed with NMHG’s manufacturing and assembly facilities from dealers, National Accounts customers and contracts with the U.S. government.
Key Suppliers and Raw Materials
At times, NMHG has experienced significant increases in its material costs, primarily as a result of global increases in industrial metals including steel, lead and copper and other commodity products, including rubber, due to increased demand and limited supply. While NMHG attempts to pass these increased costs along to its customers in the form of higher prices for its products, it may not be able to fully offset the increased costs of industrial metals and other commodities, due to overall market conditions and the lag time involved in implementing price increases for its products. NMHG depends on a limited number of suppliers for some of its critical components, including diesel and gasoline engines and cast-iron counterweights used to counterbalance some lift trucks. Some of these critical components are imported and subject to regulation, such as inspection by the U.S. Department of Commerce. NMHG believes comparable alternatives are available for all suppliers.
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
Research and Development
NMHG’s research and development capability is organized around four major engineering centers, all coordinated on a global basis by NMHG’s global executive administrative center. Products are designed for each brand concurrently and generally each center is focused on the global requirements for a single product line. NMHG’s counterbalanced development center, which has global design responsibility for several classes of lift trucks for a highly diverse customer base, is located in Fairview, Oregon. NMHG’s big truck development center is located in Nijmegen, The Netherlands, adjacent to a dedicated global big truck assembly facility. Big trucks are primarily used in handling shipping containers and in specialized heavy lifting applications. Warehouse trucks, which are primarily used in distribution applications, are designed based on regional differences in stacking and storage practices. NMHG designs warehouse equipment for sale in the Americas market in Greenville, North Carolina, adjacent to the Americas assembly facility. NMHG designs warehouse equipment for the European market in Masate, Italy adjacent to its assembly facilities for warehouse equipment. NMHG also has an engineering Concept Center in the United Kingdom to support advanced design activities. In addition, NMHG has an engineering office in India to support its global drafting and design activities for its four major engineering centers.
NMHG’s engineering centers utilize a three-dimensional CAD/CAM system and are connected with one another, with all of NMHG’s manufacturing and assembly facilities and with some suppliers. This allows for collaboration in technical engineering designs and collaboration with suppliers. Additionally, NMHG solicits customer feedback throughout the design phase to improve product development efforts. NMHG invested $61.3 million, $48.6 million and $43.6 million on product design and development activities in 2011, 2010 and 2009, respectively.
Sumitomo-NACCO Joint Venture
NMHG has a 50% ownership interest in Sumitomo-NACCO Materials Handling Group, Ltd. (“SN”), a limited liability company that was formed in 1970 primarily to manufacture and distribute Sumitomo-Yale branded lift trucks in Japan and export Hyster®- and Yale®-branded lift trucks and related components and service parts outside of Japan. Sumitomo Heavy Industries, Ltd. owns the remaining 50% interest in SN. Each shareholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between NMHG and Sumitomo Heavy Industries, Ltd. prior to a vote of SN’s board of directors. As a result, NMHG accounts for its ownership in SN using the equity method of accounting. NMHG purchases Hyster®- and Yale®-branded lift trucks and related component and aftermarket parts from SN under normal trade terms for sale outside of Japan. NMHG also contracts with SN for engineering design services on a cost plus basis and charges SN for technology used by SN but developed by NMHG.
Employees
As of January 31, 2012, NMHG had approximately 5,300 employees. Certain employees in the Danville, Illinois parts depot operations (approximately 90 employees) are unionized. NMHG’s contract with the Danville union expires in June 2012. Employees at the facilities in Berea, Kentucky; Sulligent, Alabama; and Greenville, North Carolina are not represented by unions. In Brazil, all employees are unionized. NMHG’s contract with the Brazilian union expires annually in October, at which time salaries are negotiated for the following year. In Mexico, shop employees are unionized.
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

Environmental Matters
NMHG’s manufacturing operations are subject to laws and regulations relating to the protection of the environment, including those governing the management and disposal of hazardous substances. NMHG’s policies stress compliance, and NMHG believes it is currently in substantial compliance with existing environmental laws. If NMHG fails to comply with these laws or its environmental permits, then it could incur significant costs, including cleanup costs, fines and civil and criminal sanctions. In addition, future changes to environmental laws could require NMHG to incur significant additional expense or restrict operations. Based on current information, NMHG does not expect compliance with environmental requirements to have a material adverse effect on NMHG’s financial condition or results of operations.
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
In connection with any acquisition made by NMHG, NMHG could, under some circumstances, be held financially liable for or suffer other adverse effects due to environmental violations or contamination caused by prior owners of businesses NMHG has acquired. In addition, under some of the agreements through which NMHG has sold businesses or assets, NMHG has retained responsibility for certain contingent environmental liabilities arising from pre-closing operations. These liabilities may not arise, if at all, until years later and could require NMHG to incur significant additional expenses.
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
Sales and Marketing
HBB designs, markets and distributes a wide range of small electric household appliances, including blenders, can openers, coffeemakers, food processors, indoor electric and outdoor gas grills, irons, mixers, slow cookers, toasters and toaster ovens. HBB also markets a line of air purifiers and odor eliminators. In addition, HBB designs, markets and distributes commercial products for restaurants, bars and hotels. HBB generally markets its “better” and “best” segments under the Hamilton Beach® brand and uses the Proctor Silex® brand for the “good” segment and its opening price point products. HBB markets premium products under the Hamilton Beach® eclectrics® brand. HBB also markets air purifiers, allergen reducers and home odor elimination products under the TrueAir® brand.
Furthermore, HBB supplies Wal-Mart with certain GE-brand kitchen electric and garment-care appliances under Wal-Mart’s license agreement with General Electric Company. In addition, HBB supplies Kohl’s with certain Food Network-branded kitchen appliances. HBB has licensed the Melitta® brand from Melitta, North America, Inc. for a unique line of coffee and hot beverage appliances. HBB supplies additional private label products on a limited basis throughout North America.

HBB markets its retail products primarily in North America, but also sells products in Latin America and other selected markets. HBB commercial products are sold worldwide. Retail sales are generated predominantly by a network of inside sales employees to mass merchandisers, national department stores, variety store chains, drug store chains, specialty home retailers, distributors and other retail outlets. Wal-Mart accounted for approximately 30%, 36% and 38% of HBB’s revenues in 2011, 2010 and 2009, respectively. HBB’s five largest customers accounted for approximately 50%, 55% and 61% of HBB’s revenues for the years ended December 31, 2011, 2010 and 2009, respectively. The loss of or significant reduction in sales to any key customer could result in significant decreases in HBB’s revenue and profitability and an inability to sustain or grow its business.
Sales promotion activities are primarily focused on cooperative advertising. In addition, HBB promotes certain of its innovative products through the use of television, web and print advertising. HBB also licenses certain of its trademarks to various licensees for use with microwaves, compact refrigerators, cookware, kitchen tools and gadgets and hand and stick vacuums.
Because of the seasonal nature of the markets for small electric appliances, HBB’s management believes backlog is not a meaningful indicator of performance and is not a significant indicator of annual sales. Backlog represents customer orders, which may be cancelled at any time prior to shipment. Backlog for HBB was approximately $13.1 million and $11.7 million at December 31, 2011 and 2010, respectively.
HBB’s warranty program to the consumer consists generally of a limited warranty lasting for varying periods of up to five years for electric appliances, with the majority of products having a warranty of one year. Under its warranty program, HBB may repair or replace, at its option, those products found to contain manufacturing defects.
The market for small electric household appliances is highly seasonal in nature. Revenues and operating profit for HBB are traditionally greater in the second half of the year as sales of small electric appliances to retailers and consumers increase significantly with the fall holiday-selling season. Because of the seasonality of purchases of its products, HBB generally uses a substantial amount of cash or short-term debt to finance inventories and accounts receivable in anticipation of the fall holiday-selling season.
Patents, Trademarks, Copyrights and Licenses
HBB holds patents and trademarks registered in the United States and foreign countries for various products. HBB believes its business is not dependent upon any individual patent, copyright or license, but that the Hamilton Beach® and Proctor Silex® trademarks are material to its business.
Product Design and Development
HBB spent $7.4 million in 2011, $7.6 million in 2010 and $6.8 million in 2009 on product design and development activities.
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
During 2011, HBB purchased approximately 98% of its finished products from suppliers in China. HBB does not currently depend on any single supplier. HBB believes the loss of any one supplier would not have a long-term material adverse effect on its business as there are adequate third-party supplier choices available that can meet HBB’s production and quality requirements. However, the loss of a supplier could, in the short term, adversely affect HBB’s business until alternative supply arrangements are secured.
The principal raw materials used by HBB’s third-party suppliers to manufacture its products are plastic, glass, steel, copper, aluminum and packaging materials. HBB believes adequate quantities of raw materials are available from various suppliers.
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
Throughout the world, electrical appliances are subject to various mandatory and voluntary standards, including requirements in some jurisdictions that products be listed by Underwriters’ Laboratories, Inc. (“UL”) or other similar recognized laboratories. HBB also uses the Intertek Testing Services for certification and testing of compliance with UL standards, as well as other nation- and industry-specific standards. HBB endeavors to have its products designed to meet the certification requirements of, and to be certified in, each of the jurisdictions in which they are sold.
Employees
As of January 31, 2012, HBB’s work force consisted of approximately 500 employees, most of whom are not represented by unions. In Canada, as of January 31, 2012, 16 hourly employees at HBB’s Picton, Ontario distribution facility were unionized. These employees are represented by an employee association which performs a consultative role on employment matters. None of HBB’s U.S. employees are unionized. HBB believes its current labor relations with both union and non-union employees are satisfactory.
C. Kitchen Collection
General
KC is a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States.
Sales and Marketing
KC operated 337 retail stores as of December 31, 2011. Kitchen Collection® stores are located primarily in factory outlet and traditional malls and feature merchandise of highly recognizable name-brand manufacturers, including Hamilton Beach® and Proctor Silex®. Le Gourmet Chef® stores are located primarily in factory outlet and traditional malls throughout the United States and feature gourmet foods and home entertainment products, as well as brand name electric and non-electric kitchen items, including Hamilton Beach®.
Seasonality
Revenues and operating profit for KC are traditionally greater in the second half of the year as sales to consumers increase significantly with the fall holiday-selling season. Because of the seasonality of purchases of its products, KC incurs substantial short-term debt to finance inventories in anticipation of the fall holiday-selling season.
Product Design and Development
KC, a retailer, has no expenditures for product design and development activities.
Product Sourcing and Distribution
KC purchases all inventory centrally, which allows KC to take advantage of volume purchase discounts and monitor controls over inventory and product mix. KC purchases its inventory from approximately 250 suppliers, none of which represented over 10% of purchases during the year ended December 31, 2011. KC does not currently depend on any single supplier. KC believes that the loss of any one supplier would not have a long-term material adverse effect on its business as there are adequate third-party supplier choices available that can meet KC’s requirements. However, the loss of a supplier could, in the short term, adversely affect KC’s business until alternative supply arrangements are secured.
KC currently maintains its inventory for distribution to its stores at a distribution center located near its corporate headquarters in Chillicothe, Ohio.
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
KC believes there is growth potential in kitchenware retailing, but only through offering unique, high quality products at prices affordable to most consumers. While a number of very low-end and very high-end kitchenware retailers participate in the marketplace, KC believes there is still an opportunity for stores offering mid-priced, high-quality kitchenware.
Patents, Trademarks, Copyrights and Licenses
KC holds trademarks registered in the United States for the Kitchen Collection® and Le Gourmet Chef® store names. KC believes that the Kitchen Collection® and Le Gourmet Chef® store name trademarks are material to its business.
Employees
As of January 31, 2012, KC’s work force consisted of approximately 1,700 employees. None of KC’s employees are unionized. KC believes its current labor relations with employees are satisfactory.
D. North American Coal
General
NACoal mines and markets coal primarily as fuel for power generation and provides selected value-added mining services for other natural resources companies. Coal is or will be surface mined in Louisiana, Mississippi, North Dakota and Texas. NACoal has one consolidated mining operation: Mississippi Lignite Mining Company (“MLMC”). NACoal has nine unconsolidated operations: The Coteau Properties Company (“Coteau”), The Falkirk Mining Company (“Falkirk”), The Sabine Mining Company (“Sabine”), Demery Resources Company, LLC (“Demery”), Caddo Creek Resources Company, LLC (“Caddo Creek”), Camino Real Fuels, LLC (“Camino Real”), Liberty Fuels Company, LLC (“Liberty”), NoDak Energy Services, LLC (“NoDak”) and North American Coal Corporation India Private Limited (“NACC India”). Demery, Caddo Creek, Camino Real and Liberty are in the development stage and do not currently mine or deliver coal. NoDak was formed to operate and maintain a coal processing facility. NACC India was formed to provide technical advisory services to the third-party owners of a mine in India. NACoal also provides dragline mining services for independently owned limerock quarries in Florida. At the end of 2010, NACoal's contract at the San Miguel Lignite Mine (“San Miguel”) expired and its mining operations were transitioned to another company. During 2009, NACoal completed the sale of certain assets of the Red River Mining Company (“Red River”).
The contracts with the unconsolidated operations' customers provide for reimbursement at a price based on actual costs plus an agreed pre-tax profit per ton of coal sold or actual costs plus a management fee.
At December 31, 2011, NACoal’s operating mines consisted both of mines where the reserves were acquired and developed by NACoal, as well as mines where reserves were owned by the customers of the mines. It is currently contemplated that the reported reserves will be mined within the term of the leases for each of the mines NACoal operates and controls the reserves. In the future, if any of the leases are projected to expire before mining operations can commence, it is currently expected that each such lease would be amended to extend the term or new leases would be negotiated. Under these terms, NACoal expects coal mined pursuant to these leases will be available to meet its production requirements.
The majority of NACoal's revenues is generated from its consolidated mining operations and dragline mining services. MLMC's customer, Choctaw Generation Limited Partnership, accounted for approximately 77%, 49% and 58% of NACoal's revenues for the years ended December 31, 2011, 2010 and 2009, respectively. San Miguel's customer, San Miguel Electric Cooperative, accounted for approximately 29% and 31% of NACoal's revenues for the years ended December 31, 2010 and 2009, respectively.

Sales, Marketing and Operations
The principal coal customers of NACoal are electric utilities, an independent power provider and a synfuels plant. The distribution of coal sales, including sales of the unconsolidated mines, in the last five years has been as follows:

	Distribution
	Electric Utilities/Independent Power Provider	Synfuels Plant
2011	78%	22%
2010	82%	18%
2009	82%	18%
2008	82%	18%
2007	82%	18%
The total coal production by mine (in millions of tons) for the three years ended December 31 and the weighted average prices per ton delivered for the three years ended December 31 are as follows:

	2011	2010	2009
Unconsolidated Mines
Freedom	13.6	14.6	15.0
Falkirk	7.5	7.6	8.1
South Hallsville No. 1	4.0	4.6	3.8
Consolidated Mines
Red Hills	2.8	4.0	3.4
San Miguel	—	3.3	3.2
Total tons produced	27.9	34.1	33.5
Oxbow (discontinued operations)	—	—	0.7
Price per ton delivered	$20.06	$17.52	$16.42
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

The location, mine type, reserve data, coal quality characteristics, customer, sales tonnage and contract expiration date for the mines operated by NACoal in 2011 were as follows:

COAL MINING OPERATIONS ON AN “AS RECEIVED” BASIS

		2011						2010
		Proven and Probable Reserves (a)(b)
		Committed Under Contract	Uncommitted	Total	Tons Delivered (Millions)	Owned Reserves (%)	Leased Reserves (%)	Total Committed and Uncommitted (Millions of Tons)	Tons Delivered (Millions)	Contract Expires
Mine/Reserve	Type of Mine	(Millions of Tons)
Unconsolidated Mines
Freedom Mine (c)	Surface Lignite	549.5	—	549.5	13.5	2%	98%	561.2	14.6	2017	(d)
Falkirk Mine (c)	Surface Lignite	435.8	—	435.8	7.5	1%	99%	461.5	7.6	2045
South Hallsville No. 1 Mine (c)	Surface Lignite	(e)	(e)	(e)	4.2	(e)	(e)	(e)	4.4	2035
Five Forks Mine (c)	Surface Lignite	(e)	(e)	(e)	(g)	(e)	(e)	(e)	(g)	2030
Marshall Mine (c)	Surface Lignite	(e)	(e)	(e)	(g)	(e)	(e)	(e)	(g)	2043
Eagle Pass Mine (c)	Surface Sub-bituminous	(e)	(e)	(e)	(g)	(e)	(e)	(e)	(g)	2012	(h)
Liberty Mine (c)	Surface Lignite	(e)	(e)	(e)	(g)	(e)	(e)	(e)	(g)	2054	(i)
Consolidated Mines (j)
Red Hills Mine	Surface Lignite	125.6	101.3	226.9	2.7	27%	73%	227.8	3.6	2032
Total Developed		1,110.9	101.3	1,212.2	27.9			1,250.5	30.2
Undeveloped Mines
North Dakota	—	—	594.1	594.1	—	—%	100%	596.1	—	—
Texas	—	—	226.2	226.2	—	54%	46%	165.1	—	—
Eastern (f)	—	—	28.7	28.7	—	100%	—%	28.8	—	—
Mississippi	—	—	211.9	211.9	—	—%	100%	142.2	—	—
Total Undeveloped		—	1,060.9	1,060.9				932.2
Total Developed/Undeveloped		1,110.9	1,162.2	2,273.1				2,182.7

					Average Coal Quality (As received)
Mine/Reserve	Type of Mine	Coal Formation or Coal Seam(s)	Average Seam Thickness (feet)	Average Depth (feet)	BTUs/lb	Sulfur (%)	Ash (%)	Moisture (%)
Unconsolidated Mines
Freedom Mine (c)	Surface Lignite	Beulah-Zap Seams	18	130	6,700	0.9%	9%	36%
Falkirk Mine (c)	Surface Lignite	Hagel A&B, Tavis Creek Seams	8	60	6,200	0.6%	11%	38%
South Hallsville No. 1 Mine (c)	Surface Lignite	(e)	(e)	(e)	(e)	(e)	(e)	(e)
Five Forks Mine (c)	Surface Lignite	(e)	(e)	(e)	(e)	(e)	(e)	(e)
Marshall Mine (c)	Surface Lignite	(e)	(e)	(e)	(e)	(e)	(e)	(e)
Eagle Pass Mine (c)	Surface Sub-bituminous	(e)	(e)	(e)	(e)	(e)	(e)	(e)
Liberty Mine (c)	Surface Lignite	(e)	(e)	(e)	(e)	(e)	(e)	(e)
Consolidated Mines (j)
Red Hills Mine	Surface Lignite	C, D, E, F, G, H Seams	3.6	150	5,200	0.6%	14%	43%
Undeveloped Mines
North Dakota	—	Fort Union Formation	13	130	6,500	0.8%	8%	38%
Texas	—	Wilcox Formation	5	120	6,800	1.0%	16%	30%
Eastern (f)	—	Freeport & Kittanning	4	400	12,070	3.3%	12%	3%
Mississippi	—	Wilcox Formation	5	130	5,200	0.6%	13%	44%

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

(c)	The contracts for these mines require the customer to cover the cost of the ongoing replacement and upkeep of the plant and equipment of the mine.

(d)	Although the term of the existing coal sales agreement terminates in 2017, the term may be extended for four additional periods of five years, or until 2037, at the option of Coteau.

(e)	The reserves are owned and controlled by the customer and, therefore, have not been listed in the table.

(f)
The proven and probable reserves included in the table do not include coal that is leased to others. NACoal had 79.5 million tons and 80.1 million tons in 2011 and 2010, respectively, of Eastern Undeveloped Mining Operations with leased coal committed under contract.

(g)	These mines are in the development stage and no coal was delivered during 2011 or 2010.

(h)
Although the term of the existing contract mining agreement expires in 2012, it extends automatically if NACoal’s customer’s third-party coal supply agreement is extended, and can be terminated in certain circumstances by either party.

(i)	The contract term is for 40 years commencing the year commercial deliveries begin, which is anticipated to be 2014.

(j)
The San Miguel Lignite Mine was operated by NACoal during 2010, but is not included in the table above or in the disclosures that follow because at the end of 2010, NACoal's contract at the San Miguel Lignite Mine expired and its mining operations were transitioned to another company.

NorthAmerican Coal Corporation

Locations of Operations

Falkirk Mine
Freedom Mine
South Hallsville No.1 Mine
Marshall Mine
NorthAmerican Coal Corporation
Corporate Office
Red Hills Mine
Liberty Mine
Florida Dragline Operations
Eagle Pass Mine
Five Forks Mine

Unconsolidated Mines
Freedom Mine — The Coteau Properties Company
The Freedom Mine, operated by Coteau, is located approximately 90 miles northwest of Bismarck, North Dakota. The main entrance to the Freedom Mine is accessed by means of a paved road and is located on County Road 15. Coteau holds 290 leases granting the right to mine approximately 36,831 acres of coal interests and the right to utilize approximately 25,168 acres of surface interests. In addition, Coteau owns in fee 30,547 acres of surface interests and 4,345 acres of coal interests. Substantially all of the leases held by Coteau were acquired in the early 1970s and have been replaced with new leases or have lease terms for a period sufficient to meet Coteau’s contractual production requirements.
The Freedom Mine generally produces between 13 million and 15 million tons of lignite coal annually. The mine started delivering coal in 1983. All production from the mine is sold to Dakota Coal Company, a wholly owned subsidiary of Basin Electric Power Cooperative. Dakota Coal Company then sells the coal to Great Plains Synfuels Plant, Antelope Valley Station and Leland Olds Station, all of which are affiliates of Basin Electric Power Cooperative.
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
Falkirk Mine — The Falkirk Mining Company
The Falkirk Mine, operated by Falkirk, is located approximately 50 miles north of Bismarck, North Dakota on a paved access road off U.S. Highway 83. Falkirk holds 314 leases granting the right to mine approximately 50,721 acres of coal interests and the right to utilize approximately 29,573 acres of surface interests. In addition, Falkirk owns in fee 36,937 acres of surface interests and 1,270 acres of coal interests. Substantially all of the leases held by Falkirk were acquired in the early 1970s with initial terms that have been further extended by the continuation of mining operations.
The Falkirk Mine generally produces between 7 million and 9 million tons of lignite coal annually for the Coal Creek Station, an electric power generating station owned by Great River Energy. All production from the mine is used by Coal Creek Station. The mine started delivering coal in 1978.
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
Five Forks Mine — Demery Resources Company, LLC
The Five Forks Mine, to be operated by Demery, is in the development stage and is located approximately three miles north of Creston, Louisiana on State Highway 153. Access to the Five Forks Mine will be by means of a gravel road. Demery will have no title, claim, lease or option to acquire any of the reserves at the Five Forks Mine. Five Forks Mining, LLC will control all of the reserves within the Five Forks Mine.

Marshall Mine — Caddo Creek Resources Company, LLC
The Marshall Mine, to be operated by Caddo Creek, is in the development stage and is located approximately ten miles south of Marshall, Texas on FM-1186. Access to the Marshall Mine will be by means of a paved road. Caddo Creek will have no title, claim, lease or option to acquire any of the reserves at the Marshall Mine. Marshall Mine, LLC will control all of the reserves within the Marshall Mine.
Eagle Pass Mine — Camino Real Fuels, LLC

The Eagle Pass Mine, to be operated by Camino Real, is in the development stage and is located approximately six miles north of Eagle Pass, Texas on State Highway 1588. Access to the Eagle Pass Mine has not been determined. Camino Real will have no title, claim, lease or option to acquire any of the reserves at the Eagle Pass Mine. Dos Republicas Coal Partnership will control all of the reserves within the Eagle Pass Mine.
Liberty Mine — Liberty Fuels Company, LLC

The Liberty Mine, to be operated by Liberty, is in the development stage and is located approximately 20 miles north of Meridian, Mississippi off State Highway 493. Liberty will have no title, claim, lease or option to acquire any of the reserves at the Liberty Mine. Mississippi Power Company will control all of the reserves within the Liberty Mine.
Consolidated Mines
Red Hills Mine — Mississippi Lignite Mining Company
The Red Hills Mine, operated by MLMC, is located approximately 120 miles northeast of Jackson, Mississippi. The entrance to the mine is by means of a paved road located approximately one mile west of Highway 9. MLMC holds 129 leases granting the right to mine approximately 7,710 acres of coal interests and the right to utilize approximately 7,379 acres of surface interests. In addition, MLMC owns in fee 2,643 acres of surface interests and 1,944 acres of coal interests. Substantially all of the leases held by MLMC were acquired during the mid-1970s to the early 1980s with terms totaling 50 years, many of which can be further extended by the continuation of mining operations.
The Red Hills Mine generally produces between 2 million and 4 million tons of lignite coal annually for the Red Hills Power Plant. The mine started delivering coal in 2000.
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
No Previous Operators. There were no previous operators of the Freedom Mine, Falkirk Mine, South Hallsville No. 1 Mine or Red Hills Mine.
Exploration and Development. The Freedom Mine, Falkirk Mine, South Hallsville No. 1 Mine and Red Hills Mine are well past the exploration stage and are in production. Additional pit development is underway at each mine. Drilling programs are routinely conducted for the purpose of refining guidance related to ongoing operations. For example, at the Red Hills Mine, the lignite coal reserve has been defined by a drilling program that is designed to provide 500-foot spaced drill holes for areas anticipated to be mined within six years of the current pit. Drilling beyond the six-year horizon ranges from 1,000 to 2,000-foot centers. Drilling is conducted every other year to stay current with the advance of mining operations. Demery, Caddo Creek, Camino Real and Liberty are in the mine planning and design phase. Caddo Creek is involved in initial mine permitting. Camino Real is involved in substantial revisions to an existing mine permit. Geological evaluation is in process at all four locations.

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

The total cost of the property, plant and equipment, net of applicable accumulated amortization and depreciation as of December 31, 2011, for each of the mines is set forth in the chart below.

Mine	Total Historical Cost of Mine Property, Plant and Equipment (excluding Coal Lands, Real Estate and Construction in Progress), Net of Applicable Accumulated Amortization and Depreciation
(in millions)
Unconsolidated Mining Operations
Freedom Mine — The Coteau Properties Company	$114.7
Falkirk Mine — The Falkirk Mining Company	$111.6
South Hallsville No. 1 Mine — The Sabine Mining Company	$162.1
Five Forks Mine — Demery Resources Company, LLC	$—
Marshall Mine — Caddo Creek Resources Company, LLC	$—
Eagle Pass Mine — Camino Real Fuels, LLC	$—
Liberty Mine — Liberty Fuels, LLC	$—
Consolidated Mining Operations
Red Hills Mine — Mississippi Lignite Mining Company	$34.7
Florida Dragline Operations — The North American Coal Corporation	$3.1
Predominantly all of Demery, Caddo Creek, Camino Real and Liberty’s machinery and equipment is owned by NACoal’s customers. A substantial portion of MLMC’s machinery, trucks and equipment is rented under operating leases. All other draglines were purchased used and have been or will be updated with the latest technology.
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
SMCRA stipulates compliance with many other major environmental programs. These programs include the CAA, Clean Water Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation and Liability Act, and Emergency Planning and Community Right-To-Know Act. The U.S. Army Corps of Engineers regulates activities affecting navigable waters, and the U.S. Bureau of Alcohol, Tobacco and Firearms regulates the use of explosives for blasting. In addition, the U.S. Environmental Protection Agency (the “EPA”), the U.S. Army Corps of Engineers and the Federal Office of Surface Mining are engaged in a series of rulemakings and other administrative actions under the Clean Water Act and other statutes that are directed at reducing the impact of coal mining operations on water bodies. Currently, these initiatives are primarily with respect to mining operations in the Appalachian region, especially on mountaintops. However, these initiatives may extend beyond this region to areas where NACoal has mining operations.
The Company does not believe there are any significant issues that cause a risk to NACoal’s ability to maintain its existing mining permits or hinder its ability to acquire future mining permits.
Clean Air Act

The process of burning coal can cause many compounds and impurities in the coal to be released into the air; including sulfur dioxide, nitrogen oxides, mercury, particulate matter and others. The CAA and the corresponding state laws that extensively regulate the emissions of materials into the air affect coal mining operations both directly and indirectly. Direct impacts on coal mining operations occur through CAA permitting requirements and/or emission control requirements relating to air contaminants, especially particulate matter. Indirect impacts on coal mining operations occur through regulation of the air emissions of sulfur dioxide, nitrogen oxides, mercury, particulate matter and other compounds emitted by coal-fired power plants. The EPA has promulgated or proposed regulations that impose tighter emission restrictions in a number of areas, some of which are currently subject to litigation. The general effect of tighter restrictions could be to reduce demand for coal. Any reduction in coal’s share of the capacity for power generation could have a material adverse effect on the Company’s business, financial condition and results of operations.
States are required to submit to the EPA revisions to their state implementation plans ("SIPs") that demonstrate the manner in which the states will attain national ambient air quality standards ("NAAQS") every time a NAAQS is issued or revised by the EPA. The EPA has adopted NAAQS for several pollutants, which it continues to periodically review for revisions. When the EPA adopts new, more stringent NAAQS for a pollutant, some states have to change their existing SIPs. If a state fails to revise its SIP and obtain EPA approval, the EPA may adopt regulations to effect the revision. Coal mining operations and coal-fired power plants that emit particulate matter or other specified material are, therefore, affected by changes in the SIPs. Through this process over the last few years, the EPA has reduced the NAAQS for particulate matter, ozone, and nitrogen oxides. NACoal’s coal mining operations and utility customers may be directly affected when the revisions to the SIPs are made and incorporate new NAAQS for sulfur dioxide, nitrogen oxides, ozone and particulate matter. In response to a court remand of earlier rules to control the regional transport of sulfur dioxide and nitrogen oxides from coal-fired power plants and their impacts of downwind NAAQS areas, in mid-2011, the EPA finalized the Cross-State Air Pollution Rule ("CSAPR") to address interstate transport of pollutants. This affects states in the eastern half of the United States, including Texas. This rule imposes additional emission restrictions on coal-fired power plants to attain ozone and fine particulate NAAQS.
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

Under the CAA, the EPA also adopts national emission standards for hazardous air pollutants. In December 2011, the EPA adopted a final rule called the Mercury and Air Toxics Standard ("MATS"), which applies to new and existing coal-fired and oil-fired units. This requires mercury emission reductions, but also requires reductions in emissions of acid gases during fuel combustion, and additional reductions in fine particulates, which is being regulated as a surrogate for certain metals.
NACoal’s utility customers must incur substantial costs to control emissions to meet all of the CAA requirements, including the new requirements under CSAPR and the EPA's regional haze program. These costs could raise the price of coal-generated electricity, making coal-fired power less competitive with other sources of electricity, thereby reducing demand for coal. In addition, NACoal's utility customers may choose to close coal-fired generation units or to postpone or cancel plans to add new capacity, in light of not only these costs, but also of the adequacy of the time mandated for compliance with the new requirements and the prospects of the imposition of additional future requirements on emissions from coal-fired units. If NACoal cannot offset the cost to control mercury, acid gas and fine particulate emissions by lowering the costs of delivery of its coal on an energy equivalent basis or if NACoal's customers elect to close coal-fired units, the Company’s business, financial condition and results of operations could be materially adversely affected.

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
The EPA has begun to establish a GHG regulation program under the CAA by issuing a finding that the emission of six GHG, including carbon dioxide and methane, may reasonably be anticipated to endanger public health and welfare. This finding is currently being litigated. Based on this finding, the EPA plans to publish a New Source Performance Standard for greenhouse gases, emitted from future new power plants, in early 2012. This could impact coal-fired power plants and reduce the demand for coal.
The United States has not implemented the 1992 Framework Convention on Global Climate Change (“Kyoto Protocol”), which became effective for many countries on February 16, 2005. The Kyoto Protocol was intended to limit or reduce emissions of GHG, such as carbon dioxide. The United States has not ratified the emission targets of the Kyoto Protocol or any other GHG agreement. Because the Kyoto Protocol will expire in 2012, there have been efforts to reach an international agreement, including a meeting in Copenhagen, Denmark in December 2009, and Durban, South Africa in 2011, to construct a successor to the Kyoto Protocol. Even though the United States has not accepted these international GHG limiting treaties nor has it enacted domestic legislation to control GHG, numerous lawsuits and regulatory actions have been undertaken by states and environmental groups to try to force controls on the emission of carbon dioxide; or to prevent the construction of new coal-fired power plants. The implementation by the United States of an international agreement, the regulations promulgated to date by the EPA with respect to GHG emissions or the adoption of legislation to control GHG emissions, could have a materially adverse effect on the Company’s business, financial condition and results of operations.
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
Federal and state regulations establish standards for water quality. These regulations prohibit the diminution of water quality. Waters discharged from coal mines will be required to meet these standards. These federal and state requirements could require more costly water treatment and could materially adversely affect the Company’s business, financial condition and results of operations.
The Company believes NACoal has obtained all permits required under the Clean Water Act and corresponding state laws and is in compliance with such permits.
Bellaire Corporation, a wholly owned non-operating subsidiary of the Company (“Bellaire”), is treating mine water drainage from coal refuse piles associated with two former underground coal mines in Ohio and one former underground coal mine in Pennsylvania, and is treating mine water from a former underground coal mine in Pennsylvania. Bellaire anticipates that it will need to continue these activities indefinitely and has accrued a liability of $13.6 million as of December 31, 2011 related to these matters.

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

Bellaire has agreed to initially fund the Trust with approximately $5.0 million. Bellaire funded $2.5 million upon execution of the Consent and the remaining amount was funded in 2011.
Resource Conservation and Recovery Act
The Resource Conservation and Recovery Act ("RCRA") affects coal mining operations by establishing requirements for the treatment, storage and disposal of wastes, including hazardous wastes. Coal mine wastes, such as overburden and coal cleaning wastes, currently are exempted from hazardous waste management. EPA has proposed a rule that may designate coal combustion residuals or coal ash ("CCRs") as hazardous waste. However, the EPA proposed rule exempts CCRs disposed of at mine sites in favor of deferring any regulation to the Federal Office of Surface Mining (“OSM”) for these materials. Currently the Office of Surface Mining is developing rules to address the use of CCRs on coal mine sites. The outcome of these rulemakings, and any subsequent actions by EPA and OSM, could impact those NACoal operations which use CCRs for haul roads and other fill. If NACoal were unable to use CCRs for this purpose, its revenues for disposing of CCRs from its customers may decrease and its costs may increase due to the purchase of alternative materials for haul roads.
Comprehensive Environmental Response, Compensation and Liability Act
The Comprehensive Environmental Response, Compensation and Liability Act and similar state laws create liabilities for the investigation and remediation of releases of hazardous substances into the environment and for damages to natural resources. The Company must also comply with reporting requirements under the Emergency Planning and Community Right-to-Know Act and the Toxic Substances Control Act.
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
Competition
The coal industry competes with other sources of energy, particularly oil, gas, hydro-electric power and nuclear power. In addition, it competes with subsidized green energy projects, such as biofuels, wind and solar projects. Among the factors that affect competition are the price and availability of oil and natural gas, environmental considerations, the time and expenditures required to develop new energy sources, the cost of transportation, the cost of compliance with governmental regulation of operations, the impact of federal and state energy policies and the current trend toward deregulation of energy markets. The ability of NACoal to market and develop its reserves will depend upon the interaction of these factors.
Based on industry information, NACoal believes it was one of the ten largest coal producers in the United States in 2011 based on total coal tons produced.
Employees
As of January 31, 2012, NACoal had approximately 1,400 employees, including approximately 1,100 employees at the unconsolidated mines. None of NACoal’s employees are unionized. NACoal believes its current labor relations with employees are satisfactory.

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
If the economy or the capital goods market declines, NMHG's revenues could decline. If revenues are lower than expected, the programs implemented at NMHG may not achieve the benefits NMHG expects. Furthermore, NMHG may be forced to take additional cost saving steps that could result in additional charges that materially adversely affect its ability to compete or implement its current business strategies.
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
At times, NMHG has experienced significant increases in its materials costs, primarily as a result of global increases in industrial metals including steel, lead and copper and other commodity prices, including rubber, as a result of increased demand and limited supply. NMHG manufactures products that include raw materials that consist of steel, rubber, copper, lead, castings and counterweights. NMHG also purchases parts provided by suppliers that are manufactured from castings and steel or contain lead. The cost of these parts is impacted by the same economic conditions that impact the cost of the parts that NMHG manufactures. The cost to manufacture lift trucks and related service parts has been and will continue to be affected by fluctuations in prices for these raw materials. If costs of these raw materials increase, the Company's profitability could be reduced.
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
Changes in the timing of implementation of its current cost reduction, efficiency and new product programs may result in a delay in the expected recognition of future costs and realization of future benefits. In addition, if future industry demand levels are lower than expected, the actual annual cost savings could be lower than expected. If NMHG is unable to successfully implement these programs, the Company's revenues, profitability and market share could be significantly reduced.

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
NMHG is subject to recourse or repurchase obligations with respect to financing arrangements of some of its customers.
Through arrangements with GECC and others, dealers and other customers are provided financing for new lift trucks in the United States and in major countries of the world outside of the United States. Through these arrangements, NMHG's dealers and certain customers are extended credit for the purchase of lift trucks to be placed in the dealer's floor plan inventory or the financing of lift trucks that are sold or leased to customers. For some of these arrangements, NMHG provides recourse or repurchase obligations such that it would become obligated in the event of default by the dealer or customer. Total amounts subject to these types of obligations at December 31, 2011 were $179.1 million. Generally, NMHG maintains a perfected security interest in the assets financed such that, in the event that it becomes obligated under the terms of the recourse or repurchase obligations, it may take title to the assets financed. NMHG cannot be certain, however, that the security interest will equal or exceed the amount of the recourse or repurchase obligations. In addition, NMHG cannot be certain that losses under the terms of the recourse or repurchase obligations will not exceed the reserves that it has set aside in its consolidated financial statements. The Company could incur a charge to earnings if its reserves prove to be inadequate, which could have a material adverse effect on the Company's results of operations and liquidity for the period in which the charge is taken.
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
Sales of HBB's products are related to consumer spending. Any downturn in the general economy or a shift in consumer spending away from small electric household appliances would adversely affect its business. In addition, the market for small electric household appliances is highly seasonal in nature. HBB often recognizes a substantial portion of its sales in the last half of the year as sales of small electric appliances to retailers and consumers increase significantly with the fall holiday-selling season. Accordingly, quarter-to-quarter comparisons of past operating results of HBB are meaningful only when comparing equivalent time periods, if at all. Any economic downturn, decrease in consumer spending or a shift in consumer spending away from small electric household appliances may significantly reduce revenues and profitability.
HBB is dependent on key customers and the loss of, or significant decline in business from, one or more of its key customers could materially reduce its revenues and profitability and its ability to sustain or grow its business.
HBB relies on several key customers. Its five largest customers accounted for approximately 50%, 55% and 61% of revenues for the years ended December 31, 2011, 2010 and 2009, respectively. Wal-Mart accounted for approximately 30%, 36% and 38% of HBB's revenues in 2011, 2010 and 2009, respectively. Although HBB has long-established relationships with many customers, it does not have any long-term supply contracts with these customers, and purchases are generally made using individual purchase orders. A loss of any key customer could result in significant decreases in HBB's revenues and profitability and an inability to sustain or grow its business.
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
Factors that are largely beyond the Company's control, such as movements in commodity prices for the raw materials needed by suppliers of HBB's products, may affect the cost of products, and HBB may not be able to pass those costs on to its customers. As an example, HBB's products require a substantial amount of plastic. Because the primary resource used in plastic is petroleum, the cost and availability of plastic varies to a great extent with the price of petroleum. In recent years, the prices of petroleum, as well as steel, aluminum and copper, have increased significantly. These price increases may materially reduce the Company's profitability.
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
Sales of products sold at KC stores are subject to a number of factors related to consumer spending, including general economic conditions affecting disposable consumer income such as unemployment rates, business conditions, interest rates, levels of consumer confidence, energy prices, mortgage rates, the level of consumer debt and taxation. A weak economic environment, a worsening of the general economy or a shift in consumer spending will adversely affect KC's business. In addition, KC often recognizes a substantial portion of its revenues and operating profit in the last half of the year as sales to consumers increase significantly with the fall holiday-selling season. Accordingly, any economic downturn, decrease in consumer spending or a shift in consumer spending away from KC's products could significantly reduce, or cause significant variations in, KC's revenues and profitability.
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
North American Coal
Termination of or default under long-term mining contracts could materially reduce the Company's profitability.
Substantially all of NACoal's profits are derived from long-term mining contracts. The contracts for certain of NACoal's unconsolidated mines permit the customer under some conditions of default to acquire the assets or stock of the subsidiary for an amount roughly equal to book value. In one case, the customer may elect to acquire the stock of the subsidiary upon a specified period of prior notice, for any reason, in exchange for payments to NACoal on coal mined at that facility in the future. If any of NACoal's long-term mining contracts were terminated or if any of its customers were to default under the contracts, profitability could be materially reduced to the extent that NACoal is unable to find alternative customers at the same level of profitability.
NACoal's unconsolidated mines are subject to risks created by changes in customer demand, inflationary adjustments and tax rates.
The contracts with the unconsolidated mines’ customers allow each mine to sell coal at a price based on actual cost plus an agreed pre-tax profit per ton or cost plus a management fee per ton during the production stage. During the development stage, the contracts with the unconsolidated mines' customers provide for reimbursement of actual costs incurred plus a monthly management fee. During the production stage, the unconsolidated mines' customers pay on a cost-plus basis only for the coal they consume and use. As a result, reduced coal usage by customers for any reason, including but not limited to fluctuations in demand due to unanticipated weather conditions, scheduled and unscheduled power plant outages, economic conditions or governmental regulations, could have an adverse impact on the Company's results of operations. Because of the contractual price formulas for the sale of coal and mining services by these unconsolidated mines, the profitability of these operations is also subject to fluctuations in inflationary adjustments (or lack thereof) that can impact the per ton profit or management fee paid for the coal and taxes applicable to NACoal's income on that coal. In addition, any changes in tax laws that eliminate benefits for percentage depletion would have a material adverse effect on the Company. These factors could materially reduce NACoal's profitability.
NACoal’s consolidated mining operations are subject to risks created by its capital investment in the mines, the costs of mining the coal and the dragline mining equipment, in addition to risks created by changes in customer demand, inflationary adjustments and tax rates.
The consolidated mining operations are comprised of MLMC, dragline mining services, royalties from mineral leases to other mining companies and other activities. The profitability of these consolidated mining operations is subject to the risk of loss of its investment in these mining operations, changes in demand from customers, as well as increases in the cost of mining the coal. At MLMC, the costs of mining operations are not passed on to its customer. As such, increased costs at MLMC could materially reduce NACoal's profitability. NACoal's operations are subject to changes in customer demand for any reason, including but not limited to fluctuations in demand due to unanticipated weather conditions, the emergence of unidentified adverse mining conditions, planned and unplanned power plant outages, economic conditions, governmental regulations, inflationary adjustments and tax risks. In addition, any changes in tax laws that eliminate benefits for percentage depletion or eliminate the expensing of exploration and development costs would have a material adverse effect on the Company. These factors could materially reduce NACoal's profitability.
Mining operations are vulnerable to weather and other conditions that are beyond NACoal's control.
Many conditions beyond NACoal's control can decrease the delivery, and therefore the use, of coal to NACoal's customers. These conditions include weather, the emergence of unidentified adverse mining conditions, unexpected maintenance problems and increased costs of replacement parts, which could significantly reduce the Company's profitability.
Government regulations could impose costly requirements on NACoal.
The coal mining industry is subject to regulation by federal, state and local authorities on matters concerning the health and safety of employees, land use, permit and licensing requirements, air and water quality standards, plant and wildlife protection, reclamation and restoration of mining properties after mining, the discharge of materials into the environment, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability. Legislation mandating certain benefits for current and retired coal miners also affects the industry. Mining operations require numerous governmental permits and approvals. NACoal is required to prepare and present to federal, state or local authorities data pertaining to the impact the production of coal may have upon the environment. The public, including non-governmental organizations, opposition groups and individuals, have statutory rights to comment upon and submit objections to requested permits and approvals. Compliance with these requirements may be costly and time-consuming and may delay commencement or continuation of development or production.
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
NACoal's operations are impacted by the Clean Air Act requirements affecting coal consumption.

The process of burning coal can cause many compounds and impurities in the coal to be released into the air; including sulfur dioxide, nitrogen oxides, mercury, particulate matter and others. The CAA and the corresponding state laws that extensively regulate the emissions of materials into the air affect coal mining operations both directly and indirectly. Direct impacts on coal mining operations occur through CAA permitting requirements and/or emission control requirements relating to air contaminants, especially particulate matter. Indirect impacts on coal mining operations occur through regulation of the air emissions of sulfur dioxide, nitrogen oxides, mercury, particulate matter and other compounds emitted by coal-fired power plants. The EPA has promulgated or proposed regulations that impose tighter emission restrictions in a number of areas, some of which are currently subject to litigation. The general effect of tighter restrictions could be to reduce demand for coal. Any reduction in coal’s share of the capacity for power generation could have a material adverse effect on the Company’s business, financial condition and results of operations.
States are required to submit to the EPA revisions to their SIPs that demonstrate the manner in which the states will attain NAAQS every time a NAAQS is issued or revised by the EPA. The EPA has adopted NAAQS for several pollutants, which it continues to periodically review for revisions. When the EPA adopts new, more stringent NAAQS for a pollutant, some states have to change their existing SIPs. If a state fails to revise its SIP and obtain EPA approval, the EPA may adopt regulations to effect the revision. Coal mining operations and coal-fired power plants that emit particulate matter or other specified material are, therefore, affected by changes in the SIPs. Through this process over the last few years, the EPA has reduced the NAAQS for particulate matter, ozone, and nitrogen oxides. NACoal’s coal mining operations and utility customers may be directly affected when the revisions to the SIPs are made and incorporate new NAAQS for sulfur dioxide, nitrogen oxides, ozone and particulate matter. In response to a court remand of earlier rules to control the regional transport of sulfur dioxide and nitrogen oxides from coal-fired power plants and their impacts of downwind NAAQS areas, in mid-2011, the EPA finalized CSAPR to address interstate transport of pollutants. This affects states in the eastern half of the United States, including Texas. This rule imposes additional emission restrictions on coal-fired power plants to attain ozone and fine particulate NAAQS.
The CAA Acid Rain Control Provisions were promulgated as part of the CAA Amendments of 1990 in Title IV of the CAA. The Acid Rain Program required reductions of sulfur dioxide emissions from coal-fired power plants. The Acid Rain Program is now a mature program and the Company believes that any market impacts of the required controls have likely been factored into the coal market.
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

Under the CAA, the EPA also adopts national emission standards for hazardous air pollutants. In December 2011, the EPA adopted a final rule called MATS, which applies to new and existing coal-fired and oil-fired units. This requires mercury emission reductions, but also requires reductions in emissions of acid gases during fuel combustion, and additional reductions in fine particulates, which is being regulated as a surrogate for certain metals.
NACoal’s utility customers must incur substantial costs to control emissions to meet all of the CAA requirements, including the new requirements under CSAPR and the EPA's regional haze program. These costs could raise the price of coal-generated electricity, making coal-fired power less competitive with other sources of electricity, thereby reducing demand for coal. In addition, NACoal's utility customers may choose to close coal-fired generation units or to postpone or cancel plans to add new capacity, in light of not only these costs, but also of the adequacy of the time mandated for compliance with the new requirements and the prospects of the imposition of additional future requirements on emissions from coal-fired units. If NACoal cannot offset the cost to control mercury, acid gas and fine particulate emissions by lowering the costs of delivery of its coal on an energy equivalent basis or if NACoal's customers elect to close coal-fired units, the Company’s business, financial condition and results of operations could be materially adversely affected.

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
The EPA has begun to establish a GHG regulation program under the CAA by issuing a finding that the emission of six GHG, including carbon dioxide and methane, may reasonably be anticipated to endanger public health and welfare. This finding is currently being litigated. Based on this finding, the EPA plans to publish a New Source Performance Standard for greenhouse gases, emitted from future new power plants, in early 2012. This could impact coal-fired power plants and reduce the demand for coal.
The United States has not implemented the Kyoto Protocol, which became effective for many countries on February 16, 2005. The Kyoto Protocol was intended to limit or reduce emissions of GHG, such as carbon dioxide. The United States has not ratified the emission targets of the Kyoto Protocol or any other GHG agreement. Because the Kyoto Protocol will expire in 2012, there have been efforts to reach an international agreement, including a meeting in Copenhagen, Denmark in December 2009, and Durban, South Africa in 2011, to construct a successor to the Kyoto Protocol. Even though the United States has not accepted these international GHG limiting treaties nor has it enacted domestic legislation to control GHG, numerous lawsuits and regulatory actions have been undertaken by states and environmental groups to try to force controls on the emission of carbon dioxide; or to prevent the construction of new coal-fired power plants. The implementation by the United States of an international agreement, the regulations promulgated to date by the EPA with respect to GHG emissions or the adoption of legislation to control GHG emissions, could have a materially adverse effect on the Company’s business, financial condition and results of operations.
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
Because the Company has employees, property and business operations outside of the United States, the Company is subject to the laws and the court systems of many jurisdictions. The Company may become subject to claims outside the United States based in foreign jurisdictions for violations of their laws with respect to the foreign operations of NMHG, NACoal and HBB. In addition, these laws may be changed or new laws may be enacted in the future. International litigation is often expensive, time consuming and distracting. As a result, any of these risks could significantly reduce the Company's profitability and its ability to operate its businesses effectively.
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

Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
A. NACCO
NACCO leases office space in Mayfield Heights, Ohio, a suburb of Cleveland, Ohio, that serves as its and NMHG’s corporate headquarters.
B. NMHG
The following table presents the principal assembly, manufacturing, distribution and office facilities that NMHG owns or leases in addition to its corporate headquarters described above:

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
NMHG leases the facility for its one retail dealership in Singapore.

C. Hamilton Beach Brands
The following table presents the principal distribution and office facilities owned or leased by HBB:

Owned/
Facility Location	Leased	Function(s)
Glen Allen, Virginia	Leased	Corporate headquarters
Geel, Belgium	(1)	Distribution center
Hong Kong, People's Republic of China	(1)	Distribution center
Mexico City, Mexico	Leased	Mexico sales and administrative headquarters
Mexico City, Mexico	(1)	Distribution center
Olive Branch, Mississippi	Leased	Distribution center
Picton, Ontario, Canada	Leased	Distribution center
Southern Pines, North Carolina	Owned	Service center for customer returns; catalog distribution center; parts distribution center
Shenzhen, China	Leased	Administrative office
Markham, Ontario, Canada	Leased	Canada sales and administration headquarters

(1)	This facility is not owned or leased by HBB. This facility is managed by a third-party distribution provider.
Sales offices are also leased in several cities in the United States, Canada and Mexico.
D. The Kitchen Collection

KC leases its corporate headquarters building and the KC warehouse/distribution facility in Chillicothe, Ohio. KC leases its retail stores. A typical Kitchen Collection® store is approximately 3,000 square feet and a typical Le Gourmet Chef® store is approximately 4,300 square feet.

E. NACoal

NACoal leases its corporate headquarters office space in Plano, Texas. NACoal’s proven and probable coal reserves and deposits (owned in fee or held under leases, which generally remain in effect until exhaustion of the reserves if mining is in progress) are estimated at approximately 2.3 billion tons (including the unconsolidated mining operations), all of which are lignite coal deposits, except for approximately 28.7 million tons of bituminous coal. Reserves are estimates of quantities of coal, made by NACoal’s geological and engineering staff, which are considered mineable in the future using existing operating methods. Developed reserves are those which have been allocated to mines which are in operation; all other reserves are classified as undeveloped. Information concerning mine type, reserve data and coal quality characteristics for NACoal’s properties are set forth on the table on pages 10 and 11 under “Item 1. Business — C. North American Coal — Sales, Marketing and Operations.”
Item 3. LEGAL PROCEEDINGS
Neither the Company nor any of its subsidiaries is a party to any material legal proceeding other than ordinary routine litigation incidental to its respective business.
Item 4. MINE SAFETY DISCLOSURES
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 filed to this Form 10-K.

Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
The information under this Item is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.
There exists no arrangement or understanding between any executive officer and any other person pursuant to which such executive officer was elected. Each executive officer serves until his or her successor is elected and qualified.
The following tables set forth the name, age, current position and principal occupation and employment during the past five years of the Company’s executive officers. Certain executive officers of the Company listed below are also executive officers for certain of NACCO's subsidiaries.
EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Current Position	Other Positions

Alfred M. Rankin, Jr.	70
Chairman, President and Chief Executive Officer of NACCO (from prior to 2007), Chairman of NMHG (from October 2008), Chairman of HBB (from January 2010), Chairman of KC (from January 2010), Chairman of NACoal (from February 2010)

Charles A. Bittenbender	62	Vice President, General Counsel and Secretary of NACCO (from prior to 2007), Vice President, General Counsel and Secretary of NMHG (from October 2008)

J.C. Butler, Jr.	51
Vice President — Corporate Development and Treasurer of NACCO (from prior to 2007), Senior Vice President — Project Development and Administration of NACoal (from January 2010), Treasurer of NMHG (from September 2011)
			From May 2008 to January 2010, Senior Vice President — Project Development of NACoal.

Mary D. Maloney	49	Assistant General Counsel (from prior to 2007) and Assistant Secretary of NACCO (from May 2007), Assistant Secretary of NMHG (from August 2011)

Lauren E. Miller	57	Vice President — Consulting Services of NACCO (from prior to 2007), Senior Vice President, Marketing and Consulting of NMHG (from October 2008)

Kenneth C. Schilling	52	Vice President and Controller of NACCO (from prior to 2007), Vice President and Chief Financial Officer of NMHG (from October 2008)

Suzanne S. Taylor	49	Associate General Counsel and Assistant Secretary of NACCO (from December 2008), Assistant Secretary of NMHG (from August 2011)
From April 2007 to December 2008, Vice President, General Counsel and Chief Compliance Officer, Keithley Instruments, Inc. (developer, manufacturer and marketer of electronic instruments). From prior to 2007 to April 2007, Assistant General Counsel, Platinum Equity, LLC (a private equity firm).

PRINCIPAL OFFICERS OF THE COMPANY’S SUBSIDIARIES
A. NMHG

Name	Age	Current Position	Other Positions

Michael P. Brogan	61	President and Chief Executive Officer of NMHG (from prior to 2007)

Jennifer M. Langer	38	Controller of NMHG (from January 2012), Director of Financial Reporting, Planning and Analysis of NACCO (from March 2011)	From January 2008 to March 2011, Director of Financial Reporting of NACCO. From prior to 2007 to January 2008, Manager of Financial Reporting of NACCO.

Ralf A. Mock	56	Managing Director, Europe, Africa and Middle East of NMHG (from prior to 2007)

Rajiv K. Prasad	48	Vice President, Global Product Development and Manufacturing of NMHG (from January 2012)
From July 2007 to January 2012, Vice President, Global Product Development of NMHG. From prior to 2007 to July 2007, Vice President, Global Product Development, International Truck and Engine Corporation (an industrial company).

Victoria L. Rickey	59	Vice President, Asia-Pacific of NMHG (from October 2008)	From prior to 2007 to October 2008, Vice President, Chief Marketing Officer of NMHG.

Michael E. Rosberg	62	Vice President, Global Supply Chain of NMHG (from prior to 2007)

Colin Wilson	57	Vice President and Chief Operating Officer of NMHG (from prior to 2007), President, Americas of NMHG (from October 2008)

PRINCIPAL OFFICERS OF THE COMPANY’S SUBSIDIARIES
B. HBB

Name	Age	Current Position	Other Positions

Gregory H. Trepp	50	President and Chief Executive Officer of HBB (from January 2010), Chief Executive Officer of KC (from January 2010)
From June 2008 to January 2010, Vice President, Global Marketing of HBB. From prior to 2007 to June 2008, Vice President, Marketing of HBB. From April 2009 to January 2010, Interim President and Chief Executive Officer of KC.

Keith B. Burns	55	Vice President — Engineering and Information Technology of HBB (from June 2008)	From prior to 2007 to June 2008, Vice President — Engineering and New Product Development of HBB.

Kathleen L. Diller	60	Vice President, General Counsel and Secretary of HBB (from May 2007)	From prior to 2007 to May 2007, Vice President, General Counsel and Human Resources, and Secretary of HBB.

Richard E. Moss	48	Senior Director of Finance and Treasurer of HBB (from January 2011)	From March 2009 to December 2010, Senior Director Finance and Credit of HBB. From prior to 2007 to February 2009, Director Financial Planning and Analysis of HBB.

Gregory E. Salyers	51	Senior Vice President, Global Operations of HBB (from January 2010)	From May 2007 to January 2010, Vice President, Global Operations of HBB. From prior to 2007 to May 2007, Vice President — Operations and Information Systems of HBB.

James H. Taylor	54	Vice President and Chief Financial Officer of HBB (from January 2011)	From January 2007 to January 2011, Vice President, Chief Financial Officer and Treasurer of HBB. From prior to 2007 to January 2007, Vice President — Finance and Treasurer of HBB.

R. Scott Tidey	47	Senior Vice President, North American Sales and Marketing of HBB (from January 2010)
From July 2008 to January 2010, Vice President, North America Sales of HBB. From March 2007 to July 2008, Vice President, U.S. Consumer Sales of HBB. From prior to 2007 to March 2007, Vice President, International and National Account Sales of HBB.

C. KC

Name	Age	Current Position	Other Positions
Richard R. Chene, Jr.	49	President of KC (from February 2011)
From July 2008 to January 2011, Vice President, General Merchandising Manager - Dog, PETCO Animal Supplies, Inc. (a pet supply company). From prior to 2007 to April 2008, Divisional Merchandising Manager - Bed, Bath, Window, Rug and Storage, Sears Holdings Corporation (a national retailer).

PRINCIPAL OFFICERS OF THE COMPANY’S SUBSIDIARIES
D. NACOAL

Name	Age	Current Position	Other Positions

Robert L. Benson	64	President and Chief Executive Officer of NACoal (from prior to 2007)

Bob D. Carlton	54	Vice President and Chief Financial Officer of NACoal (from May 2008)	From prior to 2007 to May 2008, Vice President - Financial Services of NACoal.

Michael J. Gregory	64	Vice President, International Operations and Special Projects of NACoal (from August 2010)
From May 2008 to August 2010, Vice President - Engineering, Human Resources and International Operations of NACoal. From prior to 2007 to May 2008, Vice President — Southern Operations and Human Resources of NACoal.

K. Donald Grischow	64	Treasurer of NACoal (from prior to 2007)

Thomas A. Koza	65	Vice President, Senior Counsel and Assistant Secretary of NACoal (from January 2011)	From prior to 2007 to December 2010, Vice President - Law and Administration, and Secretary of NACoal.

John D. Neumann	36	Vice President, General Counsel and Secretary of NACoal (from January 2011)	From March 2009 to December 2010, Assistant General Counsel and Assistant Secretary of NACoal. From prior to 2007 to February 2009, associate, Jones Day (law firm).

John R. Pokorny	56	Controller of NACoal (from October 2009)	From prior to 2007 to October 2009, Director of Accounting and Financial Planning of NACoal.

Harry B. Tipton III	54	Vice President - Engineering, and Louisiana and Mississippi Operations of NACoal (from September 2010), Vice President of Liberty Fuels LLC (from March 2011)	From prior to 2007 to September 2010, General Manager of Mississippi Lignite Mine. From July 2010 to March 2011, President of Liberty Fuels, LLC.

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

	2011
	Sales Price
	High	Low	Cash Dividend
First quarter	$132.69	$91.11	52.25¢
Second quarter	$111.95	$86.55	53.25¢
Third quarter	$103.70	$60.01	53.25¢
Fourth quarter	$92.98	$56.53	53.25¢

	2010
	Sales Price
	High	Low	Cash Dividend
First quarter	$86.15	$44.87	51.75¢
Second quarter	$114.69	$68.01	52.25¢
Third quarter	$112.45	$75.21	52.25¢
Fourth quarter	$121.73	$85.93	52.25¢
At December 31, 2011, there were approximately 840 Class A common stockholders of record and approximately 200 Class B common stockholders of record. See Note 21 to Consolidated Financial Statements contained elsewhere in this Form 10-K for a discussion of the amount of NACCO's investment in subsidiaries that was restricted at December 31, 2011.
Sales of Unregistered Company Stock
Pursuant to the Non-Employee Directors’ Equity Compensation Plan, the Company issued an aggregate of 4,016 shares of its Class A common stock on January 1, 2011, April 1, 2011, July 1, 2011 and October 1, 2011 for payment of a portion of the directors’ annual retainer fee. In addition, pursuant to the terms of such plan, directors may elect to receive shares of Class A common stock in lieu of cash for up to 100% of the balance of their annual retainer, meeting attendance fees and any committee chairman's fees. An aggregate of 1,109 shares of Class A common stock were issued under voluntary elections on January 1, 2011, April 1, 2011, July 1, 2011 and October 1, 2011. The issuance of these unregistered shares qualifies as an exempt transaction pursuant to Section 4(2) of the Securities Act of 1933.
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (1)
Month #1 (October 1 to 31, 2011)	—	—	—	—
Month #2 (November 1 to 30, 2011)	—	—	—	$50,000,000
Month #3 (December 1 to 31, 2011)	24,406	$84.53	24,406	$47,937,034
Total	24,406	$84.53	24,406	$47,937,034

(1)
On November 8, 2011, the Company announced that the Company's Board of Directors approved the repurchase of up to $50 million of the Company's outstanding Class A common stock. The timing and amount of any repurchases will be determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives and market conditions for the Company's Class A common stock. The authorization for the repurchase program expires on December 31, 2012. The share repurchase program does not require the Company to acquire any specific number of shares. It may be modified, suspended, extended or terminated by the Company at any time without prior notice and may be executed through open market purchases, privately negotiated transactions or otherwise. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so. As of December 31, 2011, the Company had repurchased $2.1 million of Class A common stock under this program.

Item 6. SELECTED FINANCIAL DATA

	Year Ended December 31
	2011(2)	2010(2)	2009(2)	2008(1)(2)	2007
	(In millions, except per share data)
Operating Statement Data:
Revenues	$3,331.2	$2,687.5	$2,310.6	$3,665.1	$3,590.0
Operating profit (loss)	$174.1	$140.3	$59.1	$(389.5)	$139.2
Income (loss) from continuing operations	$162.1	$79.4	$8.4	$(439.7)	$89.7
Discontinued operations, net of tax(3)	—	—	22.6	2.3	0.6
Net income (loss)	$162.1	$79.4	$31.0	$(437.4)	$90.3
Net (income) loss attributable to noncontrolling interest	—	0.1	0.1	(0.2)	0.1
Net income (loss) attributable to stockholders	$162.1	$79.5	$31.1	$(437.6)	$90.4

Amounts Attributable to Stockholders:
Income (loss) from continuing operations, net of tax	$162.1	$79.5	$8.5	$(439.9)	$89.8
Discontinued operations, net of tax(3)	—	—	22.6	2.3	0.6
Net income (loss) attributable to stockholders	$162.1	$79.5	$31.1	$(437.6)	$90.4

Basic earnings (loss) per share attributable to stockholders:
Continuing operations	$19.34	$9.55	$1.03	$(53.12)	$10.87
Discontinued operations(3)	—	—	2.72	0.28	0.07
Basic earnings (loss) per share	$19.34	$9.55	$3.75	$(52.84)	$10.94

Diluted earnings (loss) per share attributable to stockholders:
Continuing operations	$19.28	$9.53	$1.03	$(53.12)	$10.86
Discontinued operations(3)	—	—	2.72	0.28	0.07
Diluted earnings (loss) per share	$19.28	$9.53	$3.75	$(52.84)	$10.93

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

Litigation costs related to the failed transaction with Applica were $2.8 million, $18.8 million, $1.1 million and $0.8 million in 2011, 2010, 2009 and 2008, respectively.

(3)
During 2009, NACoal completed the sale of certain assets of the Red River Mining Company (“Red River”). The results of operations of Red River are reflected as discontinued operations in the table above.

	Year Ended December 31
	2011	2010	2009	2008(1)	2007
	(In millions, except per share and employee data)
Balance Sheet Data at December 31:
Total assets	$1,801.4	$1,658.3	$1,488.7	$1,687.9	$2,427.3
Long-term debt	$129.1	$355.3	$377.6	$400.3	$439.3
Stockholders' equity	$576.2	$447.4	$396.6	$356.7	$891.4

Cash Flow Data:
Provided by operating activities	$155.2	$63.1	$157.0	$4.9	$81.4
Provided by (used for) investing activities	$(32.7)	$(5.8)	$23.1	$(71.4)	$(59.9)
Provided by (used for) financing activities	$(42.0)	$(43.3)	$(64.1)	$(83.2)	$64.4

Other Data:
Per share data:
Cash dividends	$2.120	$2.085	$2.068	$2.045	$1.980
Market value at December 31	$89.22	$108.37	$49.80	$37.41	$99.69
Stockholders' equity at December 31	$68.81	$53.69	$47.82	$43.05	$107.80

Actual shares outstanding at December 31	8.374	8.333	8.294	8.286	8.269
Basic weighted average shares outstanding	8.383	8.328	8.290	8.281	8.263
Diluted weighted average shares outstanding	8.408	8.344	8.296	8.281	8.272
Total employees at December 31(2)	9,300	8,900	8,600	9,500	10,600

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

(2)	Includes employees of the unconsolidated mines and excludes employees of Red River.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
NMHG Holding Co. (“NMHG”) designs, engineers, manufactures, sells and services a comprehensive line of lift trucks and aftermarket parts marketed globally primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Mexico, The Netherlands, the Philippines, Italy, Japan, Vietnam, Brazil and China. Hamilton Beach Brands, Inc. (“HBB”) is a leading designer, marketer and distributor of small electric household appliances primarily in the United States, Canada, Mexico and Latin America, as well as commercial products for restaurants, bars and hotels. The Kitchen Collection, LLC (“KC”) is a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States. The North American Coal Corporation and its affiliated coal companies (collectively, “NACoal”) mine and market coal primarily as fuel for power generation and provide selected value-added mining services for other natural resources companies primarily in the United States. Coal is delivered from NACoal's developed mines in Mississippi, North Dakota and Texas to adjacent or nearby power plants. Dragline mining services are provided for independently owned limerock quarries in Florida.
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
Product discounts: The Company records estimated reductions to revenues for customer programs and incentive offerings, including special pricing agreements, price competition, promotions and other volume-based incentives. At NMHG, lift truck sales revenue is recorded net of projected discounts. The estimated discount amount is based upon historical trends for each truck model. In addition to standard discounts, dealers can also request additional discounts that allow them to offer price concessions to customers. From time to time, NMHG offers special incentives to increase retail share or dealer stock and offers certain customers volume rebates if a specified cumulative level of purchases is obtained. At HBB, net sales represent gross sales less cooperative advertising, other volume-based incentives, estimated returns and allowances for defective products. At KC, retail markdowns are incorporated into KC's retail method of accounting for cost of sales. If market conditions were to decline or if competition was to increase, the Company may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenues at the time the incentive is offered. If the Company's estimates of customer programs and incentives were one percent higher than the levels offered during 2011, the reserves for product discounts would increase and revenue would be reduced by $0.2 million. The Company's past results of operations have not been materially affected by a change in the estimate of product discounts and although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change its estimates in the future.

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
The Company also maintains health care plans which provide benefits to eligible retired employees. All health care plans of the Company have a cap on the Company's share of the costs. These plans have no assets. Under the Company's current policy, plan benefits are funded at the time they are due to participants. Effective January 1, 2010, NMHG eliminated its retiree life insurance plan for non-union retirees. Effective June 30, 2010, the parent company eliminated its subsidized retiree medical plan. Effective September 1, 2010, HBB eliminated its retiree life insurance plan. Effective December 31, 2011, NMHG eliminated all retiree life insurance plans and its subsidized retiree medical plan for employees who had not retired before such date. As of January 1, 2012, the Company will no longer maintain any retiree life insurance plans.
The basis for the selection of the discount rate for each plan is determined by matching the timing of the payment of the expected obligations under the defined benefit plans and health care plans against the corresponding yield of high-quality corporate bonds of equivalent maturities.
Changes to the estimate of any of these factors could result in a material change to the Company's pension obligation causing a related increase or decrease in reported net operating results in the period of change in the estimate. Because the 2011 assumptions are used to calculate 2012 pension expense amounts, a one percentage-point change in the expected long-term rate of return on plan assets would result in a change in pension expense for 2012 of approximately $2.2 million for the plans. A one percentage-point increase in the discount rate would have lowered the plans’ 2012 expense by approximately $2.2 million; while a one percentage-point decrease in the discount rate would have raised the plans’ 2012 expense by approximately $2.4 million. A one percentage-point increase in the discount rate would have lowered the plans’ projected benefit obligation as of the end of 2011 by approximately $33.2 million; while a one percentage-point decrease in the discount rate would have raised the plans’ projected benefit obligation as of the end of 2011 by approximately $39.8 million.
See Note 18 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company's retirement benefit plans.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Product liabilities: The Company provides for the estimated cost of personal and property damage relating to the Company's products based on a review of the Company's historical experience and consideration of any known trends. Reserves are recorded for estimates of the costs for known claims and estimates of the costs of incidents that have occurred but for which a claim has not yet been reported to the Company, up to the stop-loss insurance coverage. While the Company engages in extensive product quality reviews and customer education programs, the Company's product liability provision is affected by the number and magnitude of claims of alleged product-related injury and property damage and the cost to defend those claims. In addition, the Company's estimates regarding the magnitude of claims are affected by changes in assumptions regarding medical costs, inflation rates and trends in damages awarded by juries. Changes in the Company's assumptions regarding any one of these factors could result in a change in the estimate of the magnitude of claims. A one percent increase in the estimate of the number of claims or the magnitude of claims would increase the Company's product liability reserve and reduce operating profit by approximately $0.2 million. Although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change our estimates in the future.
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
Product warranties: The Company provides for the estimated cost of product warranties at the time revenues are recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is affected by product failure rates, labor costs and replacement component costs incurred in correcting a product failure. If actual product failure rates, labor costs or replacement component costs differ from the Company's estimates, which are based on historical failure rates and consideration of known trends, revisions to the estimate of the cost to correct product failures would be required. If the Company's estimate of the cost to correct product failures were to increase by one percent over 2011 levels, the reserves for product warranties would increase and additional expense of $0.5 million would be incurred. The Company's past results of operations have not been materially affected by a change in the estimate of product warranties and although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change its estimates in the future.
Deferred tax valuation allowances: The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. A valuation allowance has been provided against certain deferred tax assets related to non-U.S. and U.S. state jurisdictions including net operating and capital loss carryforwards. Management believes the valuation allowances are adequate after considering future taxable income, allowable carryforward periods and ongoing prudent and feasible tax planning strategies. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount (including the valuation allowance), an adjustment to the valuation allowance would increase income in the period such determination was made. Conversely, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the valuation allowance would be expensed in the period such determination was made. The Company expects that if the major markets for its products continue to experience economic recovery similar to 2011, the Company would expect to start to release valuation allowances in taxing jurisdictions when a three-year cumulative loss is no longer present and long-term forecasts are favorable.
See Note 17 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company's income taxes.
Inventory reserves: The Company writes down its inventory to the lower of cost or market, which includes an estimate for obsolescence or excess inventory based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve for impaired value is relieved to ensure that the cost basis of the inventory reflects any write-downs. An impairment in value of one percent of net inventories would result in additional expense of approximately $4.7 million.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Allowances for doubtful accounts: The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $4.6 million.
CONSOLIDATED FINANCIAL SUMMARY
Selected consolidated results of the Company were as follows:

	2011	2010	2009
Consolidated results:
Income from continuing operations attributable to stockholders	$162.1	$79.5	$8.5
Discontinued operations, net of tax (1)	—	—	22.6
Net income attributable to stockholders	$162.1	$79.5	$31.1
Basic earnings per share:
Income from continuing operations attributable to stockholders	$19.34	$9.55	$1.03
Discontinued operations, net of tax (1)	—	—	2.72
Basic earnings per share	$19.34	$9.55	$3.75
Diluted earnings per share:
Income from continuing operations attributable to stockholders	$19.28	$9.53	$1.03
Discontinued operations, net of tax (1)	—	—	2.72
Diluted earnings per share	$19.28	$9.53	$3.75

(1)	During 2009, NACoal completed the sale of certain assets of the Red River Mining Company (“Red River”). The results of operations of Red River are reflected as discontinued operations.
The following table identifies the components of change for 2011 compared with 2010 by subsidiary:

	Revenues	Operating Profit	Net Income Attributable to Stockholders
2010	$2,687.5	$140.3	$79.5
Increase (decrease) in 2011
NMHG	738.9	63.9	50.2
HBB	(22.7)	(12.1)	(6.0)
KC (net of eliminations)	2.5	(3.4)	(2.5)
NACoal	(75.0)	(18.1)	(10.2)
NACCO and Other	—	3.5	51.1
2011	$3,331.2	$174.1	$162.1
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
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The Company continually evaluates its deferred tax assets to determine if a valuation allowance is required. A valuation allowance is required where realization is determined to no longer meet the “more likely than not” standard. During 2008 and continuing into 2009, significant downturns were experienced in NMHG's major markets. The significant decrease in the operations, and certain actions taken by management to reduce NMHG's manufacturing capacity to more appropriate levels, resulted in a three-year cumulative loss for each of NMHG's Australian, European and U.S. operations. As a result, valuation allowances against deferred tax assets for these operations have been provided. Although NMHG projects earnings over the longer term for the operations, such longer-term forecasts cannot be utilized to support the future utilization of deferred tax assets when a three-year cumulative loss is present.
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
The Company expects that if the major markets for its products continue to experience economic recovery similar to 2011, the Company would expect to start to release valuation allowances in taxing jurisdictions when a three-year cumulative loss is no longer present and long-term forecasts are favorable.

A reconciliation of the Company's consolidated federal statutory and effective income tax is as follows for the years ended December 31:

	2011	2010	2009
Income before income taxes	$213.8	$96.8	$28.9
Statutory taxes at 35%	$74.8	$33.9	$10.1
Discrete items:
NMHG settlements	(1.0)	(5.0)	0.1
NMHG sale of foreign investments	—	(2.4)	—
NMHG change in tax law	—	(2.4)	—
NMHG unremitted foreign earnings	—	1.3	10.1
NMHG basis difference in foreign stock	—	—	(11.9)
NMHG valuation allowance	—	—	1.1
NACCO and Other settlements	(0.1)	(1.2)	—
Other	(2.0)	1.7	(2.0)
	(3.1)	(8.0)	(2.6)
Other permanent items:
Valuation allowance	(9.5)	9.1	16.4
NACoal percentage depletion	(6.7)	(7.2)	(6.5)
Foreign tax rate differential	(8.7)	(14.1)	(3.1)
Other	4.9	3.7	6.2
	(20.0)	(8.5)	13.0
Income tax provision	$51.7	$17.4	$20.5
Effective income tax rate	24.2%	18.0%	70.9%

The effect of discrete items is as follows:

During 2011, the Company recognized a tax benefit related to the expiration of the statute of limitations on certain items.

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

The Company determined during 2009 that up to $75 million in foreign earnings, primarily with respect to its European business group, may be repatriated within the foreseeable future. As a result of additional earnings and changes in currency exchange rates, the Company increased its estimate of the foreign earnings to be repatriated within the foreseeable future by an additional $5 million in both 2011 and 2010. During 2010, the Company repatriated $28 million of such deferred earnings to the U.S. There were no repatriations of these deferred earnings in 2011. As a result of these determinations and actions, the Company has provided a cumulative deferred tax liability in the amount of $8.8 million with respect to the cumulative unremitted earnings of the Company as of December 31, 2011. The Company has continued to conclude that predominantly all remaining foreign earnings in excess of this amount will be indefinitely reinvested in its foreign operations and, therefore, the recording of deferred tax liabilities for such unremitted earnings is not required. It is impracticable to determine the total amount of unrecognized deferred taxes with respect to these permanently reinvested earnings; however, foreign tax credits would be available to partially reduce U.S. income taxes in the event of a distribution.
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
In addition to the effect of discrete items, the income tax provision is affected by permanent items, which are included in the effective income tax rate. In 2011, the effective income tax rate included amounts for the reversal of valuation allowances that were no longer required as a result of the utilization of net operating loss deferred tax assets, primarily at NMHG. In 2010 and 2009, the effective income tax rate included amounts for additional valuation allowances related to incremental deferred tax assets generated for which the realization was uncertain, primarily at NMHG. The effective income tax rate is also affected by the benefit of percentage depletion at NACoal and foreign income taxed at lower rates primarily at NMHG.
See Note 17 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company's income taxes.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NACCO MATERIALS HANDLING GROUP
FINANCIAL REVIEW
The segment and geographic results of operations for NMHG were as follows for the year ended December 31:

	2011	2010	2009
Revenues
Americas	$1,570.7	$1,140.7	$853.4
Europe	751.7	476.6	390.1
Other	218.4	184.6	231.7
	$2,540.8	$1,801.9	$1,475.2
Operating profit (loss)
Americas	$86.8	$48.5	$23.5
Europe	21.9	2.7	(47.9)
Other	1.3	(5.1)	(6.8)
	$110.0	$46.1	$(31.2)

Interest expense	$15.8	$16.6	$19.0
Other income	$(7.3)	$(4.6)	$(3.4)
Net income (loss) attributable to stockholders	$82.6	$32.4	$(43.1)
Effective income tax rate	18.6%	5.3%	7.7%
See the discussion of the consolidated effective income tax rate in the Consolidated Income Taxes section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.
2011 Compared with 2010
The following table identifies the components of change in revenues for 2011 compared with 2010:

Revenues
2010	$1,801.9
Increase (decrease) in 2011 from:
Unit volume and product mix	607.5
Foreign currency	63.3
Unit price	52.9
Other	29.0
Parts	26.6
Sale of certain operations	(40.4)
2011	$2,540.8
Revenues increased 41.0% to $2,540.8 million in 2011 compared with $1,801.9 million in 2010, primarily as a result of a significant increase in unit volume in all geographic markets, favorable foreign currency movements primarily as the euro and Australian dollar strengthened against the U.S. dollar, the favorable effect of unit price increases implemented in late 2010 and early 2011, mainly in the Americas and Europe, and an increase in parts volume, primarily in the Americas. The increase in revenue was slightly offset by the sale of certain retail and rental operations in Australia and Europe in 2010. Worldwide new unit shipments increased in 2011 to 79,671 units from shipments of 60,014 units in 2010.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following table identifies the components of change in operating profit for 2011 compared with 2010:

Operating Profit
2010	$46.1
Increase (decrease) in 2011 from:
Restructuring programs	(1.9)
Loss on sale of certain operations	6.1
50.3
Gross profit	132.3
Other	0.8
Other selling, general and administrative expenses	(52.2)
Foreign currency	(21.2)
2011	$110.0

NMHG recognized operating profit of $110.0 million in 2011 compared with $46.1 million in 2010. The increase was primarily due to improved gross profit as a result of higher sales volumes on units and parts, the favorable effect of price increases, which fully offset material cost increases, and lower manufacturing variances due to higher production levels in 2011. The increase in gross profit was partially offset by higher selling, general and administrative expenses, mainly due to higher employee-related expenses resulting from the full restoration in 2011 of compensation and benefits, which were only partially restored in 2010, and an unfavorable change in foreign currency primarily from the absence of deferred gains on foreign currency exchange contracts recognized in earnings during 2010 and the weakening of the U.S. dollar against the euro.

NMHG recognized net income attributable to stockholders of $82.6 million in 2011 compared with $32.4 million in 2010. The increase was primarily a result of the improvement in operating profit.
Backlog
NMHG’s worldwide backlog level was approximately 24,700 units at December 31, 2011 compared with approximately 23,000 units at December 31, 2010 and approximately 25,600 units at September 30, 2011.
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
NMHG recognized operating profit of $46.1 million in 2010 compared with an operating loss of $31.2 million in 2009. The increase was primarily due to improved gross profit and a favorable foreign currency impact mainly in Europe. Gross profit improved primarily as a result of higher sales volumes and margins on units and parts and lower manufacturing variances due to higher production levels in 2010. In addition, a reversal of a restructuring charge in Europe in 2010 that had been previously recognized and the absence of restructuring charges taken in 2009 favorably affected operating profit. See Note 3 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company’s restructuring and related programs.
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
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the change in cash flow for NMHG for the years ended December 31:

	2011	2010	Change
Operating activities:
Net income	$82.6	$32.3	$50.3
Depreciation and amortization	31.3	33.9	(2.6)
Restructuring reversals	—	(1.9)	1.9
Other	13.8	(23.4)	37.2
Working capital changes, excluding the effects of business dispositions:
Accounts receivable	(59.3)	(91.9)	32.6
Inventories	(37.8)	(83.1)	45.3
Accounts payable and other liabilities	25.8	159.2	(133.4)
Other	(1.8)	22.4	(24.2)
Net cash provided by operating activities	54.6	47.5	7.1

Investing activities:
Expenditures for property, plant and equipment	(16.5)	(12.1)	(4.4)
Proceeds from the sale of assets	0.5	0.6	(0.1)
Proceeds from the sale of businesses	—	3.0	(3.0)
Other	0.1	—	0.1
Net cash used for investing activities	(15.9)	(8.5)	(7.4)

Cash flow before financing activities	$38.7	$39.0	$(0.3)
Net cash provided by operating activities increased $7.1 million in 2011 compared with 2010 primarily as a result of the improvement in net income and the change in other operating activities, partially offset by the change in working capital. The increase in other operating activities was mainly due to the non-cash effect of the release of deferred gains on foreign currency exchange contracts into earnings during 2010 and a change in deferred taxes. During 2010 and 2011, working capital was significantly affected as sales began to recover from the low levels experienced in 2009 and, as a result, accounts receivable, inventory and accounts payable increased each year. The other working capital change was primarily from a decrease in intercompany tax receivables mainly due to improved operating results.

Net cash used for investing activities increased primarily as a result of an increase in expenditures for property, plant and equipment in 2011 compared with 2010 and the absence of proceeds from the sale of certain retail and rental operations in Australia and Europe in 2010.

	2011	2010	Change
Financing Activities:
Net reductions of long-term debt and revolving credit agreements	$(9.3)	$(16.3)	$7.0
Cash dividends paid to NACCO	(10.0)	(5.0)	(5.0)
Financing fees paid	—	(3.1)	3.1
Other	(0.2)	—	(0.2)
Net cash used for financing activities	$(19.5)	$(24.4)	$4.9

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The decrease in net cash used for financing activities during 2011 compared with 2010 was primarily due to a smaller net reduction of long-term debt and revolving credit agreements during 2011 and the absence of financing fees paid in 2010, partially offset by increased dividends paid to NACCO.
Financing Activities
NMHG's primary financing is provided by a $150.0 million secured floating-rate revolving credit facility (the “NMHG Facility”) and a term loan facility (the “NMHG Term Loan”). The obligations under the NMHG Facility are secured by a first lien on the cash and cash equivalents, accounts receivable and inventory of NMHG. The approximate book value of NMHG's assets held as collateral under the NMHG Facility was $675 million as of December 31, 2011.

The maximum availability under the NMHG Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the NMHG Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the NMHG Facility. A portion of the availability can be denominated in British pounds or euros. Borrowings bear interest at a floating rate which can be a base rate or LIBOR (London Interbank Offered Rate) plus a margin. The applicable margins, effective December 31, 2011, for domestic base rate loans and LIBOR loans were 2.00% and 3.25%, respectively. The applicable margin, effective December 31, 2011, for foreign overdraft loans and foreign LIBOR loans were 3.50% and 3.25%, respectively. The NMHG Facility also requires the payment of a fee of 0.75% per annum on the unused commitment.

At December 31, 2011, the excess availability under the NMHG Facility was $132.6 million, which reflects reductions of $10.0 million for an excess availability requirement and $7.4 million for letters of credit. If commitments or availability under these facilities are increased, availability under the NMHG Facility will be reduced.

There were no borrowings outstanding under the NMHG Facility at December 31, 2011. The domestic and foreign floating rates of interest applicable to the NMHG Facility on December 31, 2011 were 5.25% and a range of 3.50% to 4.50%, respectively, including the applicable floating rate margin. The NMHG Facility expires in June 2014.

The NMHG Facility includes restrictive covenants, which, among other things, limit the payment of dividends to NACCO. Subject to achieving availability thresholds, dividends to NACCO are limited to the larger of $5.0 million or 50% of the preceding year's net income for NMHG. The NMHG Facility also requires NMHG to maintain a minimum excess availability during the term of the agreement and achieve a maximum leverage ratio and a minimum fixed charge coverage ratio, in certain circumstances, as defined in the NMHG Facility. At December 31, 2011, NMHG was in compliance with the covenants in the NMHG Facility.

During 2006, NACCO Materials Handling Group, Inc. (“NMHG Inc.”), a wholly owned subsidiary of NMHG, entered into the NMHG Term Loan that provided for term loans up to an aggregate principal amount of $225.0 million, which mature in 2013. The term loans require quarterly payments in an amount equal to 1% of the original principal per year for the first six years, with the remaining balance to be paid in four equal installments in the seventh year. At December 31, 2011, there was $212.6 million outstanding under the NMHG Term Loan.

Borrowings under the NMHG Term Loan are guaranteed by NMHG and substantially all of NMHG's domestic subsidiaries. The obligations of the guarantors under the NMHG Term Loan are secured by a first lien on all of the domestic machinery, equipment and real property owned by NMHG Inc. and each guarantor and a second lien on all of the collateral securing the obligations of NMHG under the NMHG Facility. The approximate book value of NMHG's assets held as collateral under the NMHG Term Loan was $760 million as of December 31, 2011, which includes the book value of the assets securing the NMHG Facility.

Outstanding borrowings under the NMHG Term Loan bear interest at a variable rate that, at NMHG Inc.'s option, will be either LIBOR or a floating rate, as defined in the NMHG Term Loan, plus an applicable margin. The applicable margin is subject to adjustment based on a leverage ratio. The weighted average interest rate on the amount outstanding under the NMHG Term Loan at December 31, 2011 was 2.15%.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The NMHG Term Loan includes restrictive covenants, which, among other things, limit the payment of dividends to NACCO. Subject to achieving availability thresholds, dividends to NACCO are limited to the larger of $5.0 million or 50% of the preceding year's net income for NMHG. The NMHG Term Loan also requires NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum leverage ratio and minimum fixed charge coverage ratio tests. At December 31, 2011, NMHG was in compliance with the covenants in the NMHG Term Loan.

In addition to the amount outstanding under the NMHG Term Loan, NMHG had borrowings of approximately $12.8 million at December 31, 2011 under various foreign working capital facilities.

NMHG incurred fees and expenses of $3.1 million during 2010 related to the amended and restated NMHG Facility. These fees were deferred and are being amortized as interest expense over the term of the NMHG Facility. No similar fees were incurred in 2011 or 2009.

NMHG believes funds available from cash on hand at NMHG and the Company, the NMHG Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments during the next twelve months and until the expiration of the NMHG Facility in June 2014.
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table summarizing the contractual obligations of NMHG as of December 31, 2011:

	Payments Due by Period
Contractual Obligations	Total	2012	2013	2014	2015	2016	Thereafter
NMHG Term Loan	$212.6	$159.6	$53.0	$—	$—	$—	$—
Variable interest payments on Term Loan	3.4	3.3	0.1	—	—	—	—
Other debt	12.8	11.7	0.7	0.3	0.1	—	—
Variable interest payments on other debt	0.4	0.3	0.1	—	—	—	—
Capital lease obligations including principal and interest	0.8	0.2	0.2	0.2	0.2	—	—
Operating leases	29.1	11.8	8.5	4.7	2.4	1.1	0.6
Purchase and other obligations	453.4	442.6	—	3.9	4.5	—	2.4
Total contractual cash obligations	$712.5	$629.5	$62.6	$9.1	$7.2	$1.1	$3.0
NMHG has a long-term liability of approximately $8.1 million for unrecognized tax benefits, including interest and penalties, as of December 31, 2011. At this time, the Company is unable to make a reasonable estimate of the timing of payments due to, among other factors, the uncertainty of the timing and outcome of its audits.
An event of default, as defined in the agreements governing the NMHG Facility, other revolving credit facilities, and in operating and capital lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred or is anticipated under these agreements. An event of default, as defined in the agreements governing the NMHG Term Loan could cause an acceleration of the payment schedule. No such event of default has occurred and NMHG anticipates refinancing the NMHG Term Loan by September 30, 2012.
NMHG’s interest payments are calculated based upon NMHG’s anticipated payment schedule and the December 31, 2011 LIBOR rate and applicable margins, as defined in the NMHG Term Loan and its other debt. A 1/8% increase in the LIBOR rate would increase NMHG’s estimated total interest payments on the NMHG Term Loan by $0.2 million and its other debt by less than $0.1 million.
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
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

payments are made from assets of the pension plans. NMHG expects to contribute approximately $4.6 million and $3.5 million to its U.S. and non-U.S. pension plans, respectively, in 2012. NHMG expects to make payments related to its other postretirement plans of an additional amount of approximately $0.2 million per year in 2012 and 2013, $0.1 million per year in 2014 through 2016 and less than $0.1 million per year in 2017 through 2021. Benefit payments beyond that time cannot currently be estimated.
In addition, NMHG has recourse and repurchase obligations with a maximum undiscounted potential liability of $179.1 million at December 31, 2011. Recourse and repurchase obligations primarily represent contingent liabilities assumed by NMHG to support financing agreements made between NMHG’s customers and third-party finance companies for the customer’s purchase of lift trucks from NMHG. For these transactions, NMHG generally retains a perfected security interest in the lift truck, such that NMHG would take possession of the lift truck in the event NMHG would become liable under the terms of the recourse and repurchase obligations. Generally, these commitments are due upon demand in the event of default by the customer. The security interest is normally expected to equal or exceed the amount of the commitment. To the extent NMHG would be required to provide funding as a result of these commitments, NMHG believes the value of its perfected security interest and amounts available under existing credit facilities are adequate to meet these commitments in the foreseeable future.
The amount of the recourse or repurchase obligations increases and decreases over time as obligations under existing arrangements expire and new obligations arise in the ordinary course of business. Losses anticipated under the terms of the recourse or repurchase obligations were not significant at December 31, 2011 and reserves have been provided for such losses in the Consolidated Financial Statements included elsewhere in this Form 10-K. See also “Related Party Transactions” below.
Capital Expenditures
The following table summarizes actual and planned capital expenditures:

	Planned	Actual	Actual
	2012	2011	2010
NMHG	$39.5	$16.5	$12.1
Planned expenditures in 2012 are primarily for improvements at NMHG's manufacturing locations, improvements to NMHG’s information technology infrastructure and product development. The principal sources of financing for these capital expenditures are expected to be internally generated funds and bank borrowings.
Capital Structure
NMHG’s capital structure is presented below:

	December 31
	2011	2010	Change
Cash and cash equivalents	$184.9	$169.5	$15.4
Other net tangible assets	338.2	296.5	41.7
Net assets	523.1	466.0	57.1
Total debt	(226.0)	(234.5)	8.5
Total equity	$297.1	$231.5	$65.6
Debt to total capitalization	43%	50%	(7)%

The $41.7 million increase in other net tangible assets during 2011 was primarily attributable to higher accounts receivable from increased revenue and an increase in inventory as a result of higher demand. The increase was partially offset by a decrease in property, plant and equipment, an increase in other current liabilities primarily from employee-related accruals and an increase in accounts payable to fund higher levels of inventory.

Total equity increased $65.6 million in 2011 primarily as a result of $82.6 million of net income attributable to stockholders partially offset by a $12.0 million increase in accumulated other comprehensive loss and $5.0 million of dividends declared to NACCO during 2011.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

RELATED PARTY TRANSACTIONS

NMHG has a 20% ownership interest in NMHG Financial Services, Inc. (“NFS”), a joint venture with General Electric Capital Corporation (“GECC”), formed primarily for the purpose of providing financial services to independent Hyster® and Yale® lift truck dealers and National Account customers in the United States. NMHG’s ownership in NFS is accounted for using the equity method of accounting.
Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. NFS’ total purchases of Hyster® and Yale® lift trucks from dealers, customers and directly from NMHG, such that NFS could provide lease financing to dealers and customers, for the years ended December 31, 2011, 2010 and 2009 were $337.3 million, $243.9 million and $266.7 million, respectively. Of these amounts, $38.7 million, $23.7 million and $38.0 million for the years ended December 31, 2011, 2010 and 2009, respectively, were invoiced directly from NMHG to NFS so that the dealer or customer could obtain financing from NFS. Amounts receivable from NFS were $4.9 million and $3.2 million at December 31, 2011 and 2010, respectively.
Under the terms of the joint venture agreement with GECC, NMHG provides recourse for financing provided by NFS to NMHG dealers. Additionally, the credit quality of a customer or concentration issues within GECC may necessitate providing recourse or repurchase obligations for lift trucks purchased by customers and financed through NFS. At December 31, 2011, approximately $112.9 million of the Company’s recourse or repurchase obligations of $179.1 million related to transactions with NFS. NMHG has reserved for losses under the terms of the recourse or repurchase obligations in its consolidated financial statements. Historically, NMHG has not had significant losses with respect to these obligations. During 2011, 2010 and 2009, the net losses resulting from customer defaults did not have a material impact on NMHG’s results of operations or financial position.
In connection with the joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At December 31, 2011, loans from GECC to NFS totaled $684.7 million. Although NMHG’s contractual guarantee was $136.9 million, the loans by GECC to NFS are secured by NFS’ customer receivables, of which NMHG guarantees $112.9 million. Excluding the $112.9 million of NFS receivables guaranteed by NMHG from NFS’ loans to GECC, NMHG’s incremental obligation as a result of this guarantee to GECC is $114.4 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods. However, NMHG is monitoring the effect of the economic environment on NFS and GECC.
In addition to providing financing to NMHG’s dealers, NFS provides operating lease financing to NMHG. Operating lease obligations primarily relate to specific sale-leaseback-sublease transactions for certain NMHG customers whereby NMHG sells lift trucks to NFS, NMHG leases these lift trucks back under an operating lease agreement and NMHG subleases those lift trucks to customers under an operating lease agreement. Total obligations to NFS under the operating lease agreements were $6.0 million and $7.3 million at December 31, 2011 and 2010, respectively. In addition, NMHG provides certain subsidies to its customers that are paid directly to NFS. Total subsidies were $1.4 million, $4.0 million and $5.4 million for 2011, 2010 and 2009, respectively.
NMHG provides certain services to NFS for which it receives compensation under the terms of the joint venture agreement. These services consist primarily of administrative functions and remarketing services. Total income recorded by NMHG related to these services was $7.3 million in 2011, $5.0 million in 2010 and $7.6 million in 2009.
NMHG has a 50% ownership interest in Sumitomo-NACCO Materials Handling Group, Ltd. (“SN”), a limited liability company that was formed in 1970 primarily to manufacture and distribute Sumitomo-Yale branded lift trucks in Japan and export Hyster®- and Yale®-branded lift trucks and related components and service parts outside of Japan. Sumitomo Heavy Industries, Ltd. owns the remaining 50% interest in SN. Each shareholder of SN is entitled to appoint directors representing 50% of the vote of SN’s board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between NMHG and Sumitomo Heavy Industries, Ltd. prior to a vote of SN’s board of directors. As a result, NMHG accounts for its ownership in SN using the equity method of accounting. NMHG purchases, under normal trade terms based on current market prices, products from SN for sale outside of Japan. In 2011, 2010 and 2009, purchases from SN were $105.5 million, $66.9 million and $44.7 million, respectively. Amounts payable to SN at

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

December 31, 2011 and 2010 were $21.6 million and $30.7 million, respectively.
During 2010 and 2009, NMHG recognized $1.1 million and $1.8 million, respectively, in expenses related to payments to SN for engineering design services. No expenses were recognized for these services in 2011. Additionally, NMHG recognized income of $1.6 million, $1.2 million and $0.4 million during 2011, 2010 and 2009, respectively, for payments from SN for use of technology developed by NMHG.
OUTLOOK

NMHG expects global lift truck markets to moderate in 2012, with volumes comparable to prior periods in the Americas and Asia-Pacific and modest declines in Europe, particularly Western Europe, and China. Nonetheless, NMHG anticipates a slight increase in unit booking and shipment levels in 2012 compared with 2011, primarily as a result of new product introductions and marketing programs. Backlog and parts volumes are also expected to remain relatively steady in 2012. NMHG will continue to monitor ongoing market conditions and adjust manufacturing levels as necessary.

Although commodity costs stabilized and decreased slightly at the end of 2011, these markets are highly volatile and commodity price increases, particularly for steel, are expected in 2012. Price increases already implemented and announced in the first quarter of 2012 are expected to offset a significant portion of these anticipated higher material costs over time. NMHG will also continue to monitor economic conditions and the resulting effects on costs to determine the need for future price increases.

NMHG's new electric-rider, warehouse, internal combustion engine and big truck product development programs are continuing to move forward. The new electric-rider lift truck program is bringing a full line of newly designed products to market. NMHG launched two new electric lift trucks in 2011 and expects to launch the final two models in this electric-rider lift truck program in the first half of 2012. In addition, NMHG successfully launched a new medium-duty internal combustion engine lift truck in Europe in the third quarter of 2011 to complement the product launched in the Americas in July 2010. In mid-2011, NMHG also introduced into certain Latin American markets a new range of UTILEV® brand forklift trucks, which are basic forklift trucks that meet the needs of lower-intensity users. This new internal combustion engine series of utility lift trucks is expected to be introduced into global markets in 2012. Finally, stricter diesel emission regulations go into effect in 2012 in certain global markets. NMHG has truck engine systems that meet the emission requirements of various regions of the world. In response to the stricter regulations, NMHG expects to launch a range of lift trucks in 2012 that will include engine systems that meet the new Tier 4 emissions requirements. All of these new products are expected to help increase customer satisfaction, improve revenues and enhance operating margins. In the context of these new product introductions, NMHG will continue to focus on improving distribution effectiveness and capitalizing on its product capabilities to gain additional market share.

Nevertheless, net income is expected to decline materially in 2012 compared with 2011 as a result of the absence of one-time items, including the elimination of certain post retirement benefits, which benefited 2011 results, adverse currency movements, an anticipated shift in sales mix to lower margin markets, as well as higher marketing and employee-related costs. The decrease in net income is expected to occur primarily in the first half of the year, with modest improvements in the second half of 2012 compared with the second half of 2011. Results are expected to be down in all major markets, except Brazil. Significant improvements in Brazil are expected to be offset by a decline in the North America results. Cash flow before financing activities for the full year 2012 is expected to be higher than 2011 despite a significant increase in capital expenditures in 2012 compared with 2011.

Longer term, NMHG is focused on improving margins on new lift truck units, especially in its internal combustion engine business, through the introduction of its new products. In addition, NMHG is strategically focused on gaining market share through these new products, which meet a broad range of market applications cost effectively, and through enhancements of its independent dealer network.

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
FINANCIAL REVIEW
Operating Results
The results of operations for HBB were as follows for the year ended December 31:

	2011	2010	2009
Revenues	$493.0	$515.7	$497.0
Operating profit	$33.8	$45.9	$50.4
Interest expense	$5.2	$7.2	$8.6
Other expense	$0.8	$0.3	$0.3
Net income	$18.4	$24.4	$26.1
Effective income tax rate	33.8%	36.5%	37.1%
See the discussion of the consolidated effective income tax rate in the Consolidated Income Taxes section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.
2011 Compared with 2010
The following table identifies the components of change in revenues for 2011 compared with 2010:

Revenues
2010	$515.7
Increase (decrease) in 2011 from:
Unit volume and product mix	(22.9)
Average sales price	(1.5)
Foreign currency	1.7
2011	$493.0
Revenues decreased 4.4% to $493.0 million in 2011 compared with $515.7 million in 2010 primarily due to a decrease in sales volumes in the U.S. consumer retail market, mainly at HBB's mass market retail customers, and lower prices on comparable products sold. The decrease in revenues was partially offset by improved international and commercial sales and favorable foreign currency movements in 2011 compared with 2010.
The following table identifies the components of change in operating profit for 2011 compared with 2010:

Operating Profit
2010	$45.9
Increase (decrease) in 2011 from:
Gross profit	(15.9)
Foreign currency	2.1
Other selling, general and administrative expenses	1.7
2011	$33.8

HBB's operating profit decreased to $33.8 million in 2011 compared with $45.9 million in 2010. Operating profit declined primarily as a result of higher product costs, reduced sales volumes and higher transportation costs. In addition, operating

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

profit decreased as a result of a $1.3 million charge during 2011 for the write-off of a capital lease asset no longer being leased and $0.9 million of costs related to moving the HBB distribution center into a larger facility during 2011. The decrease in operating profit was partially offset by favorable foreign currency movements and a decrease in other selling, general and administrative expenses mainly due to lower employee-related expenses.
HBB recognized net income of $18.4 million in 2011 compared with $24.4 million in 2010. The change was mainly due to the decrease in operating profit in 2011 partially offset by lower interest expense primarily as a result of $60.0 million of voluntary repayments under the HBB term loan agreement in 2011.
2010 Compared with 2009
The following table identifies the components of change in revenues for 2010 compared with 2009:

Revenues
2009	$497.0
Increase (decrease) in 2010 from:
Unit volume and product mix	26.2
Foreign currency	6.1
Average sales price	(13.6)
2010	$515.7
Revenues increased 3.8% to $515.7 million in 2010 compared with $497.0 million in 2009 primarily due to an increase in unit sales volumes in the U.S., Mexican and Latin American consumer retail markets reflecting higher demand than in 2009 and favorable foreign currency movements caused by a strengthening Canadian dollar and Mexican peso. The increase in revenues was partially offset by lower average selling prices of products to its retail customers.
The following table identifies the components of change in operating profit for 2010 compared with 2009:

Operating Profit
2009	$50.4
Increase (decrease) in 2010 from:
Other selling, general and administrative expenses	(8.3)
Foreign currency	(0.3)
Gross profit	4.1
2010	$45.9

HBB's operating profit decreased to $45.9 million in 2010 compared with $50.4 million in 2009. Operating profit decreased as a result of higher selling, general and administrative expenses mainly due to higher employee-related expenses primarily as a result of the full restoration in 2010 of certain compensation and benefits that were reduced in 2009, an increase in management fees charged by the parent company in 2010 compared with 2009, and unfavorable foreign currency movements. See the discussion of “Management Fees” in the NACCO and Other section of Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K. The decrease was partially offset by higher gross profit mainly due to higher unit sales volumes and lower product costs partially offset by lower average selling prices of products to its retail customers.
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
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the change in cash flow for the years ended December 31:

	2011	2010	Change
Operating activities:
Net income	$18.4	$24.4	$(6.0)
Depreciation and amortization	4.9	3.6	1.3
Other	1.7	(0.9)	2.6
Working capital changes	(0.8)	(12.1)	11.3
Net cash provided by operating activities	24.2	15.0	9.2

Investing activities:
Expenditures for property, plant and equipment	(3.7)	(2.2)	(1.5)
Net cash used for investing activities	(3.7)	(2.2)	(1.5)

Cash flow before financing activities	$20.5	$12.8	$7.7
Net cash provided by operating activities increased $9.2 million in 2011 compared with 2010 primarily due to the change in working capital and other operating activities partially offset by the decline in net income in 2011 compared with 2010. The change in working capital was primarily the result of a decrease in inventory and accounts receivable in 2011 compared with an increase in 2010 mainly due to lower levels of inventory in 2011 from reduced sales volume. These items were partially offset by a decrease in accounts payable in 2011 compared with an increase in 2010 as a result of the lower levels of inventory in 2011. The change in other operating activities was primarily due to pension contributions made during 2010, partially offset by a change in deferred taxes.

	2011	2010	Change
Financing activities:
Net reductions of long-term debt and revolving credit agreements	$(60.6)	$(1.3)	$(59.3)
Capital contribution from NACCO	4.0	—	4.0
Other	(0.2)	$—	(0.2)
Net cash used for financing activities	$(56.8)	$(1.3)	$(55.5)

The increase in net cash used for financing activities was primarily the result of $60.0 million of voluntary payments under the HBB term loan agreement in 2011.
Financing Activities
HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires July 2012. The obligations under the HBB Facility are secured by a first lien on the accounts receivable and inventory of HBB and a second lien on all of the other assets of HBB. The approximate book value of HBB's assets held as collateral for the first and second lien under the HBB Facility was $200 million as of December 31, 2011.

The HBB Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable, as defined in the HBB Facility. Adjustments to reserves, including derivative reserves, will change the eligible borrowing base. A portion of the availability is denominated in Canadian dollars to provide funding to HBB's Canadian subsidiary. Borrowings bear interest at a floating rate, which can be either a base rate, LIBOR or bankers' acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective December 31, 2011, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.00%, respectively. The applicable margins, effective December 31, 2011, for

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

At December 31, 2011, the borrowing base under the HBB Facility was $88.2 million. There were no borrowings outstanding under the HBB Facility at December 31, 2011. The floating rate of interest applicable to the HBB Facility at December 31, 2011 was 1.58% including the floating rate margin.

The HBB Facility includes restrictive covenants that, among other things, set limitations on additional indebtedness (other than indebtedness under the HBB Facility and HBB Term Loan (defined below)), investments, asset sales and the payment of dividends to NACCO. Subject to achieving availability thresholds, annual dividends to NACCO are limited to $5.0 million plus 50% of HBB's net income since the effective date of the amendment to the HBB Facility in 2007. The HBB Facility also requires HBB to meet minimum fixed charge ratio tests in certain circumstances. At December 31, 2011, HBB was in compliance with the covenants in the HBB Facility.

During 2007, HBB entered into a term loan agreement (the “HBB Term Loan”) that provided for term loans up to an aggregate principal amount of $125.0 million. Borrowings outstanding under the HBB Term Loan were $54.2 million at December 31, 2011, which reflect voluntary payments of $60.0 million made during 2011. The remaining balance is expected to be paid at maturity in May 2013. Prior to maturity, the term loans are subject to mandatory prepayments from the proceeds of the issuance of certain indebtedness, certain asset sales and 50% of excess cash flow, as defined in the HBB Term Loan. The obligations of HBB under the HBB Term Loan are secured by a second lien on accounts receivable and inventory and a first lien on all of the other assets of HBB. The approximate book value of HBB's assets held as collateral for the first and second lien under the HBB Term Loan was $200 million as of December 31, 2011.

The term loans bear interest at a floating rate that, at HBB's option, can be either a base rate or LIBOR, as defined in the HBB Term Loan, plus an applicable margin. The applicable margins, effective December 31, 2011, for base rate loans and LIBOR loans were 1.00% and 2.00%, respectively. The applicable margins are subject to quarterly adjustment based on a leverage ratio. The weighted average interest rate on the amount outstanding under the HBB Term Loan was 2.78% at December 31, 2011.

The HBB Term Loan contains restrictive covenants substantially similar to those in the HBB Facility that, among other things, limit the amount of dividends HBB may declare and pay and the incurrence of indebtedness (other than indebtedness under the HBB Facility). Dividends to NACCO are limited to $5.0 million plus 50% of HBB's net income since the closing date of the HBB Term Loan in 2007. The HBB Term Loan also requires HBB to meet certain financial tests, including, but not limited to, maximum total leverage ratio and minimum fixed charge coverage ratio tests. At December 31, 2011, HBB was in compliance with the covenants in the HBB Term Loan.

HBB believes funds available from cash on hand at HBB and the Company, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months.
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of HBB as of December 31, 2011:

	Payments Due by Period
Contractual Obligations	Total	2012	2013	2014	2015	2016	Thereafter
HBB Term Loan	$54.2	$—	$54.2	$—	$—	$—	$—
Variable interest payments on HBB Term Loan	2.1	1.1	1.0	—	—	—	—
Purchase and other obligations	120.4	120.4	—	—	—	—	—
Operating leases	31.2	2.8	2.9	3.6	4.0	3.6	14.3
Total contractual cash obligations	$207.9	$124.3	$58.1	$3.6	$4.0	$3.6	$14.3
HBB has a long-term liability of approximately $2.5 million for unrecognized tax benefits, including interest and penalties, as

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

of December 31, 2011. At this time, the Company is unable to make a reasonable estimate of the timing of payments due to, among other factors, the uncertainty of the timing and outcome of its audits.
An event of default, as defined in the HBB Facility, the HBB Term Loan and in HBB’s operating and capital lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred under these agreements.
HBB’s interest payments are calculated based upon HBB’s anticipated payment schedule and the December 31, 2011 LIBOR rate and applicable margins, as defined in the HBB Term Loan. A 1/8% increase in the LIBOR rate would increase HBB’s estimated total interest payments on HBB’s Term Loan by $0.1 million.
The purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll and incentive compensation.
Pension funding can vary significantly each year due to plan amendments, changes in the market value of plan assets, legislation and the Company’s funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension and postretirement funding has not been included in the table above. Pension benefit payments are made from assets of the pension plans. HBB expects to contribute $1.4 million to its U.S. pension plan in 2012. HBB does not expect to contribute to its non-U.S. pension plans in 2012.
Capital Expenditures
Following is a table which summarizes actual and planned capital expenditures:

	Planned	Actual	Actual
	2012	2011	2010
HBB	$4.7	$3.7	$2.2
Planned expenditures for 2012 are primarily for tooling for new products. These expenditures are expected to be funded from internally generated funds and bank borrowings.
Capital Structure
HBB’s capital structure is presented below:

	December 31
	2011	2010	Change
Cash and cash equivalents	$9.3	$45.6	$(36.3)
Other net tangible assets	79.9	83.4	(3.5)
Net assets	89.2	129.0	(39.8)
Total debt	(54.2)	(115.1)	60.9
Total equity (deficit)	$35.0	$13.9	$21.1
Debt to total capitalization	61%	89%	(28)%
Total debt decreased $60.9 million primarily due to voluntary payments of $60.0 million made on the HBB Term Loan during 2011.
Total equity increased due to HBB's net income of $18.4 million and a $4.0 million capital contribution from NACCO, partially offset by a $1.3 million increase in accumulated other comprehensive loss during 2011.
OUTLOOK
The middle-market portion of the small kitchen appliance market in which HBB participates weakened over the course of 2011 and is expected to remain weak in 2012. HBB's target consumer, the middle-market mass consumer, continues to struggle with financial concerns and high unemployment rates. As a result, sales volumes in this segment of the U.S. consumer market are expected to remain under pressure. International and commercial product markets are expected to remain strong, and this strength is expected to drive revenue growth in 2012.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

In addition, HBB continues to focus on strengthening its market position through product innovation, promotions, increased placements and branding programs, together with appropriate levels of advertising for the company's highly successful and innovative product lines, such as The ScoopTM, a single-serve coffee maker. HBB expects the new Melitta-branded beverage appliances, introduced in late 2010, as well as The ScoopTM and the DurathonTM iron product line, both introduced in late 2011, to continue to gain market position over time as broader distribution is attained. HBB is also continuing to introduce innovative products in several small appliance categories. These products, as well as other new product introductions in the pipeline for 2012, are expected to positively affect revenues and operating profit. However, as a result of the weak U.S. consumer market, HBB currently anticipates only a modest increase in 2012 revenues compared with 2011.

Overall, HBB expects 2012 net income to increase modestly compared with 2011. Nonetheless, product costs are expected to increase modestly in the first half of 2012 but then level out for the second half of the year, while transportation costs are expected to increase in the second half of 2012. HBB continues to monitor commodity costs closely and expects to adjust product prices and placements, as appropriate, if these costs increase more than anticipated. HBB anticipates that 2012 cash flow before financing activities will be modestly lower than in 2011 resulting from increased working capital to fund revenue growth.

Longer term, HBB will continue to work to improve revenues and profitability by remaining focused on developing consumer-driven innovative products, improving efficiencies, reducing costs, increasing pricing when needed, gaining placements and market share, and pursuing additional strategic growth opportunities, specifically in the stronger international markets.
THE KITCHEN COLLECTION, LLC
KC’s business is seasonal and a majority of revenues and operating profit typically occurs in the second half of the year when sales of small electric appliances to consumers increase significantly for the fall holiday-selling season.
FINANCIAL REVIEW
Operating Results
The results of operations for KC were as follows for the year ended December 31:

	2011	2010	2009
Revenues	$221.2	$219.6	$213.9
Operating profit	$2.5	$5.9	$6.7
Interest expense	$0.5	$0.3	$0.4
Other expense	$0.1	$0.1	$0.1
Net income	$1.1	$3.5	$3.9
Effective income tax rate	42.1%	36.4%	37.1%
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
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

2011 Compared with 2010
The following table identifies the components of change in revenues for 2011 compared with 2010:

Revenues
2010	$219.6
Increase (decrease) in 2011 from:
New store sales	18.3
KC comparable store sales	1.0
Closed stores	(16.7)
LGC comparable store sales	(1.0)
2011	$221.2
Revenues increased to $221.2 million in 2011 compared with $219.6 million in 2010, primarily as a result of opening new KC stores during the past twelve months and an increase in comparable store sales at KC. The increase in comparable store sales was mainly due to a higher average sales transaction value partially offset by a decline in store transactions and fewer customer visits. The increase in revenue was partially offset by the effect of closing unprofitable LGC and KC stores since December 31, 2010 and a decrease in comparable store sales at LGC. The decrease in comparable store sales at LGC was mainly attributable to fewer customer visits and a decline in store transactions, partially offset by a higher average sales transaction value.
At December 31, 2011, KC operated 276 stores compared with 268 stores at December 31, 2010. LGC operated 61 stores at December 31, 2011 compared with 72 stores at December 31, 2010. The Kitchen Collection® and Le Gourmet Chef® store counts at December 31, 2010 included 34 stores and 6 stores, respectively, that were only open for the holiday-selling season. The company did not utilize the seasonal store format in 2011.
The following table identifies the components of change in operating profit for 2011 compared with 2010:

Operating Profit
2010	$5.9
Increase (decrease) in 2011 from:
KC comparable stores	(1.7)
Selling, general and administrative expenses	(1.4)
LGC comparable stores	(0.6)
Closed stores	0.3
2011	$2.5
KC recorded lower operating profit of $2.5 million in 2011 compared with $5.9 million in 2010. The decrease was primarily due to lower comparable store results, primarily at KC, as a result of a shift in sales to lower margin products and higher selling, general and administrative expenses primarily from $0.7 million of costs incurred in the first quarter of 2011 for the relocation of KC's two distribution centers into one larger facility. The increase in the operating loss was partially offset by the favorable effect of closing unprofitable LGC stores during 2011.
KC reported net income of $1.1 million in 2011 compared with $3.5 million in 2010 primarily due to the factors affecting the change in operating profit.

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
Revenues increased 2.7% in 2010 to $219.6 million compared with $213.9 million in 2009, primarily as a result of opening new stores at KC during the past twelve months and an increase in comparable store sales at both KC and LGC. The increase in comparable store sales was mainly due to an increase in the average sales transaction value primarily as a result of improved product assortments and more effective merchandising, partially offset by fewer customer visits. The increase in revenues was partially offset by the effect of closing unprofitable stores, primarily at LGC.
The following table identifies the components of change in operating profit for 2010 compared with 2009:

Operating Profit
2009	$6.7
Increase (decrease) in 2010 from:
Selling, general and administrative expenses	(2.6)
KC comparable stores	(0.8)
LGC comparable stores	1.8
New stores	0.5
Closed stores	0.3
2010	$5.9
KC recorded lower operating profit of $5.9 million in 2010 compared with $6.7 million in 2009 primarily due to an increase in selling, general and administrative expenses from higher employee-related costs and lower KC comparable store results. The decrease was partially offset by improved LGC results from an increase in sales at comparable stores and lower rent, as well as sales at new KC stores and the closing of unprofitable stores at LGC.
KC reported net income of $3.5 million in 2010 compared with $3.9 million in 2009 primarily due to the factors affecting the change in operating profit.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the change in cash flow for the years ended December 31:

	2011	2010	Change
Operating activities:
Net income	$1.1	$3.5	$(2.4)
Depreciation and amortization	3.1	3.5	(0.4)
Other	—	0.7	(0.7)
Working capital changes	0.7	(1.4)	2.1
Net cash provided by operating activities	4.9	6.3	(1.4)

Investing activities:
Expenditures for property, plant and equipment	(2.3)	(2.7)	0.4
Net cash used for investing activities	(2.3)	(2.7)	0.4

Cash flow before financing activities	$2.6	$3.6	$(1.0)
Net cash provided by operating activities decreased $1.4 million during 2011 compared with 2010 primarily due to the decrease in net income and other operating activities, mainly due to a change in deferred taxes. The decrease was partially offset by the change in working capital primarily attributable to an increase in accounts payable from higher levels of inventory and the timing of purchases, somewhat reduced by a change in intercompany taxes.

	2011	2010	Change
Financing activities:
Cash dividends paid to NACCO	$(2.5)	$—	$(2.5)
Financing fees paid	—	(0.4)	0.4
Net cash used for financing activities	$(2.5)	$(0.4)	$(2.1)

Net cash used for financing activities increased $2.1 million in 2011 compared with 2010 primarily as a result of dividends paid to NACCO in 2011.
Financing Activities
KC has a $30.0 million secured revolving line of credit that expires in April 2013 (the “KC Facility”). The KC Facility can be extended at KC's option for an additional year, subject to the lender's consent. The obligations under the KC Facility are secured by substantially all assets of KC. The approximate book value of KC's assets held as collateral under the KC Facility was $90 million as of December 31, 2011.

The availability is derived from a borrowing base formula using KC's eligible inventory and eligible credit card accounts receivable, as defined in the KC Facility. At December 31, 2011, the borrowing base was $27.0 million. There were no borrowings outstanding under the KC Facility at December 31, 2011.

Borrowings bear interest at a floating rate, which can be either a base rate or LIBOR, as defined in the KC Facility, plus an applicable margin. The applicable margins, effective December 31, 2011, for base rate and LIBOR loans were 2.00% and 3.00%, respectively. The floating rate of interest applicable to the KC Facility was 5.25% at December 31, 2011, including the floating rate margin. The KC Facility also requires a fee of 0.50% per annum on the unused commitment.

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
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of KC as of December 31, 2011:

	Payments Due by Period
Contractual Obligations	Total	2012	2013	2014	2015	2016	Thereafter
Purchase and other obligations	$46.3	$46.3	$—	$—	$—	$—	$—
Operating leases	83.3	22.8	16.3	12.1	8.9	5.8	17.4
Total contractual cash obligations	$129.6	$69.1	$16.3	$12.1	$8.9	$5.8	$17.4
An event of default, as defined in KC’s operating lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred under these agreements.
The purchase and other obligations are primarily for accounts payable, open purchase orders, accrued payroll and incentive compensation.
Capital Expenditures
Following is a table which summarizes actual and planned capital expenditures:

	Planned	Actual	Actual
	2012	2011	2010
KC	$3.7	$2.3	$2.7
Planned expenditures in 2012 for property, plant and equipment are primarily for store fixtures and equipment at new or existing stores and improvements to KC’s information technology infrastructure. These expenditures are expected to be funded from internally generated funds and bank borrowings.
Capital Structure
KC’s capital structure is presented below.

	December 31
	2011	2010	Change
Cash and cash equivalents	$11.8	$11.7	$0.1
Other net tangible assets	34.9	36.4	(1.5)
Net assets	46.7	48.1	(1.4)
Total debt	—	—	—
Total equity	$46.7	$48.1	$(1.4)
Debt to total capitalization	(a)	(a)	(a)
(a)Debt to total capitalization is not meaningful.
OUTLOOK

The uncertain economy, high unemployment rates and fuel prices, along with other consumer financial concerns, are expected to continue to affect consumer sentiment and limit spending levels for KC's target customer, prolonging a challenging retail environment in 2012. However, KC expects to have an increased number of Kitchen Collection® stores in 2012. As a result, KC expects revenue in 2012 to increase compared with 2011.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Overall, KC expects a modest increase in full year 2012 net income and cash flow before financing activities compared with 2011 primarily as a result of the increase in the number of Kitchen Collection® stores opened throughout 2011 and new stores expected to be opened in 2012. KC expects the momentum achieved by the new stores in the fourth quarter of 2011 to continue in 2012 and expects improvements in operating results at both store formats as the new stores opened in 2011 gain traction and additional new stores are opened in 2012. In addition, KC anticipates improvements in operating results as it continues its ongoing program of closing underperforming stores. Enhanced sales and margins are also expected as a result of further improvements in its store formats and layouts at both the Kitchen Collection® and Le Gourmet Chef® stores and as a result of further refinements of its promotional offers and merchandise mix in both store formats. The renegotiation of store leases and the combination of its two distribution centers into one larger, more efficient facility, as well as the absence of a number of costs incurred in 2011 not expected to recur in 2012, are also expected to contribute to improved results. Although KC anticipates increased product and transportation costs in 2012, it expects to offset these increased costs through price increases and other actions as needed.

Longer term, KC plans to focus on enhancing sales volume and profitability by refining its store formats, strengthening its merchandise mix, store displays and appearance, optimizing store selling space as well as evaluating and closing underperforming and loss-generating stores as lease contracts permit. KC also expects to drive profitability by achieving store growth in the Kitchen Collection® and Le Gourmet Chef® outlet and traditional mall store formats over the longer term while maintaining disciplined cost control. In the near term, KC expects to focus its growth in the number of stores on the Kitchen Collection® format. When adequate profit prospects are demonstrated for the Le Gourmet Chef® format, KC's expansion focus will shift to increasing the number of these stores as well.
THE NORTH AMERICAN COAL CORPORATION

NACoal mines and markets coal primarily as fuel for power generation and provides selected value-added mining services for other natural resources companies. Coal is surface mined from NACoal's developed mines in North Dakota, Texas and Mississippi. Total coal reserves approximate 2.3 billion tons with approximately 1.2 billion tons committed to customers pursuant to long-term contracts. NACoal has one consolidated mining operation: Mississippi Lignite Mining Company (“MLMC”). NACoal has nine unconsolidated operations: The Coteau Properties Company (“Coteau”), The Falkirk Mining Company (“Falkirk”), The Sabine Mining Company (“Sabine”), Demery Resources Company, LLC (“Demery”), Caddo Creek Resources Company, LLC (“Caddo Creek”), Camino Real Fuels, LLC (“Camino Real”), Liberty Fuels Company, LLC (“Liberty”), NoDak Energy Services, LLC (“NoDak”) and North American Coal Corporation India Private Limited (“NACC India”). Demery, Caddo Creek, Camino Real and Liberty are in the development stage and do not currently mine or deliver coal. NoDak was formed to operate and maintain a coal processing facility. NACC India was formed to provide technical advisory services to the third-party owners of a mine in India. NACoal also provides dragline mining services for independently owned limerock quarries in Florida. At the end of 2010, NACoal's contract at the San Miguel Lignite Mine (“San Miguel”) expired and its mining operations were transitioned to another company. During 2009, NACoal completed the sale of certain assets of Red River. The results of operations of Red River are reflected as discontinued operations.
The contracts with the unconsolidated operations' customers provide for reimbursement at a price based on actual costs plus an agreed pre-tax profit per ton of coal sold or actual costs plus a management fee. The unconsolidated operations each meet the definition of a variable interest entity and are accounted for using the equity method.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

FINANCIAL REVIEW
Tons delivered by NACoal’s operating mines were as follows for the year ended December 31:

	2011	2010	2009
Coteau	13.5	14.6	15.1
Falkirk	7.5	7.6	8.1
Sabine	4.2	4.4	3.3
Unconsolidated mines	25.2	26.6	26.5
San Miguel	—	3.3	3.2
MLMC	2.7	3.6	3.7
Consolidated mines	2.7	6.9	6.9
Total lignite tons sold	27.9	33.5	33.4
The limerock dragline mining operations delivered 13.7 million, 17.9 million and 3.6 million cubic yards of limerock for the years ended December 31, 2011, 2010 and 2009, respectively. The decrease in limerock yards delivered in 2011 compared with 2010 was primarily from lower customer requirements. The increase in limerock yards delivered in 2010 was primarily from customers replenishing inventory levels as a result of obtaining new mining permits in 2010 at all of the limerock dragline mining operations. These new permits were required due to an unfavorable legal ruling setting aside NACoal's customers' previous mining permits. Red River sold 0.7 million tons of coal in 2009.
Total coal reserves were as follows at December 31:

	2011	2010	2009
	(in billions of tons)
Unconsolidated mines	1.0	1.0	1.1
Consolidated mines	1.3	1.1	1.1
Total coal reserves	2.3	2.1	2.2
Operating Results
The results of operations for NACoal were as follows for the year ended December 31:

	2011	2010	2009
Revenues	$81.8	$156.8	$129.5
Operating profit	$35.2	$53.3	$42.6
Interest expense	$3.0	$3.3	$4.1
Other income	$(1.7)	$(0.4)	$(0.9)
Income from continuing operations	$29.4	$39.6	$30.6
Discontinued operations	$—	$—	$22.6
Net income	$29.4	$39.6	$53.2
Effective income tax rate	13.3%	21.4%	22.3%
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
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

2011 Compared with 2010
The following table identifies the components of change in revenues for 2011 compared with 2010:

Revenues
2010	$156.8
Decrease in 2011 from:
San Miguel	(45.8)
Consolidated mining operations	(16.9)
Pre-development revenue	(7.6)
Royalty and other income	(4.7)
2011	$81.8

Revenues decreased 47.8% in 2011 to $81.8 million from $156.8 million in 2010 mainly due to the expiration of NACoal's contract at San Miguel at the end of 2010. In addition, the decrease was the result of lower revenues at the consolidated mining operations, the absence of revenue recognized in 2010 related to the reimbursement from Mississippi Power Company for previously recognized costs for pre-development activities and lower royalty and other income. The decrease at the consolidated mining operations was primarily due to a decrease in tons delivered at MLMC as a result of unplanned customer power plant outages in 2011 and reduced customer requirements at the limerock dragline mining operations.

The following table identifies the components of change in operating profit for 2011 compared with 2010.

Operating Profit
2010	$53.3
Increase (decrease) in 2011 from:
Consolidated mining operations	(11.7)
Pre-development revenue	(7.4)
Royalty and other income	(1.1)
Earnings of unconsolidated mines	2.1
2011	$35.2

Operating profit decreased to $35.2 million in 2011 from $53.3 million in 2010, primarily as a result of a decrease in consolidated mining operating profit mainly from lower sales at MLMC, the absence of revenue recognized in 2010 related to the reimbursement from Mississippi Power Company and lower royalty and other income. The decrease in operating profit was partially offset by higher earnings at the unconsolidated mines due to income associated with the Liberty mine.

Net income decreased to $29.4 million in 2011 from $39.6 million in 2010 primarily due to the factors affecting operating profit.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

2010 Compared with 2009
The following table identifies the components of change in revenues for 2010 compared with 2009:

Revenues
2009	$129.5
Increase in 2010 from:
Pre-development revenue	7.6
Limerock dragline mining operations	7.4
Consolidated coal mining operations	6.8
Royalty and other income	5.5
2010	$156.8
Revenues for 2010 increased 21.1% to $156.8 million from $129.5 million in 2009. Revenues increased mainly due to revenue recognized in the second quarter of 2010 related to the reimbursement from Mississippi Power Company for previously recognized costs for pre-development activities. In addition, revenues were favorably affected by increased deliveries at the limerock dragline mining operations, an increase in contractually reimbursable costs at San Miguel and an increase in royalty and other income. The increase at the limerock dragline mining operations was primarily the result of new mining permits issued to NACoal's customers at all of the limerock dragline mining operations where an unfavorable legal ruling set aside NACoal's customers' previous mining permits.
The following table identifies the components of change in operating profit for 2010 compared with 2009.

Operating Profit
2009	$42.6
Increase (decrease) in 2010 from:
Pre-development revenue	7.4
Consolidated coal and limerock mining operations	5.6
Earnings of unconsolidated mines	4.8
Royalty and other income	3.7
Lease bonus payments received in 2009	(7.1)
Other selling, general and administrative expenses	(2.1)
Gain on the sale of assets	(1.6)
2010	$53.3
Operating profit increased to $53.3 million in 2010 from $42.6 million in 2009, primarily as a result of revenue recognized in the second quarter of 2010 related to the reimbursement from Mississippi Power Company, an increase in consolidated coal and limerock mining operating profit mainly from improved results at the limerock mining operations and the absence of higher costs of sales in the prior year from reducing inventory levels at MLMC, an increase in the earnings of unconsolidated mines and higher royalty and other income. The increase in earnings from unconsolidated mines was mainly due to contractual price escalators and income associated with the new Liberty mine in Mississippi. The increase was partially offset by the absence of the receipt of bonus payments for the lease of certain oil and gas mineral rights controlled by NACoal to a third party in 2009 and higher selling, general and administrative expenses mainly due to increased NACCO management fees and higher costs for outside services in 2010 compared with 2009. See the discussion of “Management Fees” in the NACCO and Other section of Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K. In addition, operating profit was unfavorably affected by the absence of a gain on the sale of assets recognized in 2009.
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
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the change in cash flow for the years ended December 31:

	2011	2010	Change
Operating activities:
Net income	$29.4	$39.6	$(10.2)
Depreciation, depletion and amortization	7.9	9.9	(2.0)
Other	(0.9)	(1.9)	1.0
Working capital changes	(4.7)	(21.7)	17.0
Net cash provided by operating activities	31.7	25.9	5.8

Investing activities:
Expenditures for property, plant and equipment	(14.1)	(9.8)	(4.3)
Proceeds from the sale of assets	3.4	18.3	(14.9)
Investments in other unconsolidated affiliates	—	(1.6)	1.6
Net cash provided by (used for) investing activities	(10.7)	6.9	(17.6)

Cash flow before financing activities	$21.0	$32.8	$(11.8)

The increase in net cash provided by operating activities was primarily the result of the change in working capital partially offset by the decrease in net income in 2011 compared with 2010. The change in working capital was mainly the result of a decrease in accounts receivable in 2011 compared with an increase in 2010 primarily due to a reduction in amounts due from the unconsolidated mines and the expiration of NACoal's contract at San Miguel at the end of 2010, a smaller increase in inventory in 2011 compared with 2010 and a change in intercompany taxes. This change was partially offset by a decrease in accounts payable, primarily as a result of the expiration of the San Miguel contract at the end of 2010.

The change in net cash provided by (used for) investing activities was primarily due to lower proceeds from the sale of assets and an increase in expenditures for mine development and equipment in 2011 compared with 2010.

	2011	2010	Change
Financing activities:
Net additions (reductions) of long-term debt and revolving credit agreements	$49.0	$(4.8)	$53.8
Cash dividends paid to NACCO	(72.9)	(24.6)	(48.3)
Financing fees paid	(0.8)	—	(0.8)
Net cash used for financing activities	$(24.7)	$(29.4)	$4.7
Net cash used for financing activities decreased during 2011 compared with 2010 primarily due to higher borrowings of revolving credit agreements in 2011 compared with 2010 partially offset by an increase in the amount of dividends paid to NACCO.
Financing Activities
NACoal has an unsecured revolving line of credit of up to $150.0 million (the “NACoal Facility”) that expires in December 2016. Borrowings outstanding under the NACoal Facility were $67.0 million at December 31, 2011. Therefore, at December 31, 2011, the excess availability under the NACoal Facility was $81.8 million, which reflects a reduction for outstanding letters of credit of $1.2 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved, as defined in the NACoal Facility. The applicable margins, effective December 31, 2011, for base rate and LIBOR loans were 0.75% and 1.75%, respectively. The NACoal Facility also has a commitment fee which is also based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.35% on the unused commitment at December 31, 2011. The floating rate of interest applicable to the NACoal Facility at December 31, 2011 was 2.10% including the floating rate margin.

The NACoal Facility also contains restrictive covenants that require, among other things, NACoal to maintain certain debt to EBITDA and interest coverage ratios, and provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on the debt to EBITDA ratio in conjunction with maintaining unused availability thresholds of borrowing capacity under the NACoal Facility. At December 31, 2011, NACoal was in compliance with these covenants.

During 2004 and 2005, NACoal issued unsecured notes totaling $45.0 million in a private placement (the “NACoal Notes”), which require annual principal payments of approximately $6.4 million that began in October 2008 and will mature on October 4, 2014. These unsecured notes bear interest at a weighted-average fixed rate of 6.08%, payable semi-annually on April 4 and October 4. The NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. NACoal had $19.3 million of the private placement notes outstanding at December 31, 2011. The NACoal Notes contain certain covenants and restrictions that require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios, and limit dividends to NACCO based upon NACoal's leverage ratio. At December 31, 2011, NACoal was in compliance with the covenants in the NACoal Notes.

NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At December 31, 2011, the balance of the note was $4.8 million and the interest rate was 0.16%.

NACoal believes funds available from the NACoal Facility and operating cash flows will provide sufficient liquidity to finance its operating needs and commitments arising during the next twelve months and until the expiration of the NACoal Facility in December 2016.
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of NACoal as of December 31, 2011:

	Payments Due by Period
Contractual Obligations	Total	2012	2013	2014	2015	2016	Thereafter
NACoal Facility	$67.0	$67.0	$—	$—	$—	$—	$—
Variable interest payments on NACoal Facility	1.2	1.2	—	—	—	—	—
NACoal Notes	19.3	6.4	6.5	6.4	—	—	—
Interest payments on NACoal Notes	2.2	1.1	0.7	0.4	—	—	—
Other debt	4.8	—	—	—	—	—	4.8
Capital lease obligations, including principal and interest	3.2	0.4	0.4	0.4	0.4	0.4	1.2
Operating leases	40.2	7.5	7.4	6.9	6.0	5.7	6.7
Purchase and other obligations	18.6	18.6	—	—	—	—	—
Total contractual cash obligations	$156.5	$102.2	$15.0	$14.1	$6.4	$6.1	$12.7
NACoal has a long-term liability of approximately $0.7 million for unrecognized tax benefits, including interest and penalties, as of December 31, 2011. At this time, the Company is unable to make a reasonable estimate of the timing of payments due to, among other factors, the uncertainty of the timing and outcome of its audits.
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
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NACoal’s variable interest payments are calculated based upon NACoal’s anticipated payment schedule and the December 31, 2011 base rate and applicable margins, as defined in the NACoal Facility. A 1/8% increase in the base rate would increase NACoal’s estimated total interest payments on the NACoal Facility by $0.1 million.
The purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll and incentive compensation.
Pension and postretirement funding can vary significantly each year due to plan amendments, changes in the market value of plan assets, legislation and the Company’s funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension and postretirement funding has not been included in the table above. NACoal expects to contribute $1.0 million to its pension plan in 2012. NACoal maintains one supplemental retirement plan that pays monthly benefits to participants directly out of corporate funds and expects to pay benefits of approximately $0.7 million in 2012 and $0.4 million per year from 2013 through 2021. Benefit payments beyond that time cannot currently be estimated. All other pension benefit payments are made from assets of the pension plans. NACoal also expects to make payments related to its other postretirement plans of approximately $0.1 million in 2012 and $0.2 million per year from 2013 through 2021. Benefit payments beyond that time cannot currently be estimated.
Capital Expenditures
Following is a table which summarizes actual and planned capital expenditures:

	Planned	Actual	Actual
	2012	2011	2010
NACoal	$12.9	$14.1	$9.8
Planned expenditures for 2012 include mine equipment and development at existing mines. These expenditures are expected to be funded from internally generated funds and bank borrowings.
Capital Structure
NACoal’s capital structure is presented below:

	December 31
	2011	2010	Change
Cash and cash equivalents	$1.3	$5.0	$(3.7)
Other net tangible assets	130.9	118.4	12.5
Coal supply agreement, net	57.9	60.0	(2.1)
Net assets	190.1	183.4	6.7
Total debt	(94.0)	(41.9)	(52.1)
Total equity	$96.1	$141.5	$(45.4)
Debt to total capitalization	49%	23%	26%
The increase in other net tangible assets is due primarily to expenditures for property, plant and equipment, a decrease in accounts payable and other current liabilities primarily as a result of the expiration of the San Miguel contract at the end of 2010 and a change in deferred taxes. These items were partially offset by an increase in other long-term liabilities, primarily from higher pension obligations.

Total debt increased $52.1 million primarily due to additional borrowings made during 2011.
Total equity decreased primarily due to dividends paid to NACCO of $72.9 million and a $1.9 million decrease in accumulated other comprehensive loss, partially offset by net income of $29.4 million in 2011.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

OUTLOOK

NACoal expects improved operating performance at its coal mining operations in 2012. Tons delivered in 2012 are expected to be slightly higher than 2011 provided customers achieve currently planned power plant operating levels. Limerock deliveries are expected to decrease modestly in 2012 as customer requirements are expected to be lower as a result of the continued weakness in the southern Florida housing and construction markets. Royalty and other income in 2012 is expected to be moderately higher than 2011.

The new unconsolidated mines, which are in the development stage and will not be in full production for several years, are expected to continue to generate modest income in 2012. NACoal also has new project opportunities for which it expects to continue to incur additional expenses in 2012. In particular, NACoal continues to move forward to obtain a permit for its Otter Creek reserve in North Dakota in preparation for the expected construction of a new mine. The permit is anticipated to be issued in the first half of 2012.

Overall, NACoal expects full year 2012 net income to increase compared with 2011 net income mainly as a result of expected improvements in tons delivered at MLMC. However, higher selling, general and administrative expenses as a result of increased employee-related costs and development activities are expected to partially offset the improvements in net income. Cash flow before financing activities in 2012 is expected to be higher than 2011.

Over the longer term, NACoal expects to continue its efforts to develop new mining projects. NACoal is actively pursuing domestic opportunities for new coal mining projects, which include prospects for power generation, coal-to-liquids, coal gasification, coal drying and other clean coal technologies. Furthermore, NACoal is encouraged that new international value-added mining services projects for coal may become available. NACoal also continues to pursue additional non-coal mining opportunities.
NACCO AND OTHER
NACCO and Other includes the parent company operations and Bellaire Corporation ("Bellaire"), a non-operating subsidiary of NACCO. Although Bellaire’s operations are immaterial, it has long-term liabilities related to closed mines, primarily from former Eastern U.S. underground coal mining activities.
FINANCIAL REVIEW
Operating Results
The results of operations at NACCO and Other were as follows for the year ended December 31:

	2011	2010	2009
Revenues	$—	$—	$—
Operating loss	$(7.3)	$(10.8)	$(9.4)
Other (income) expense	$(56.1)	$20.7	$2.0
Net income (loss)	$30.7	$(20.4)	$(9.0)
2011 Compared with 2010

NACCO and Other recognized an operating loss of $7.3 million in 2011 compared with $10.8 million in 2010. The change was primarily due to a decrease in employee-related costs in 2011 compared with 2010.

The change in other (income) expense in 2011 compared with 2010 was primarily due to the settlement of the Applica litigation, as discussed in the Applica Transaction section below. NACCO and Other recognized net income of $30.7 million in 2011 compared with a net loss of $20.4 million in 2010 primarily due to the factors affecting the operating loss and other (income) expense.

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
The change in other (income) expense in 2010 compared with 2009 was primarily due to an increase in litigation expenses related to the failed Applica transaction, as discussed in the Applica Transaction section below. NACCO and Other recognized a higher net loss in 2010 compared with 2009 primarily due to the factors affecting the operating loss and other (income) expense.
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
Litigation costs related to the failed transaction with Applica were $2.8 million, $18.8 million and $1.1 million in 2011, 2010 and 2009, respectively.
Management Fees

The parent company charges management fees to its operating subsidiaries for services provided by the corporate headquarters. The management fees are based upon estimated parent company resources devoted to providing centralized services and stewardship activities and are allocated among all subsidiaries based upon the relative size and complexity of each subsidiary. To determine the amounts and allocation of management fees among the subsidiaries each year, the parent company reviews the time its employees devote to each operating subsidiary and the estimated costs for providing centralized services and stewardship activities in the next year. In addition, the parent company reviews the amount of management fees allocated to its operating subsidiaries each quarter to ensure the amount continues to be reasonable based on the actual costs incurred to date. The Company believes the allocation method is consistently applied and reasonable.
Following are the parent company management fees included in each subsidiary’s selling, general and administrative expenses for the year ended December 31:

	2011	2010	2009
NMHG	$9.7	$7.8	$6.3
HBB	$3.3	$4.0	$2.1
KC	$0.1	$0.1	$0.1
NACoal	$3.8	$4.1	$3.0
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
The Company believes funds available from cash on hand, its subsidiaries’ credit facilities and anticipated funds generated from its subsidiaries operations are sufficient to finance all of its subsidiaries scheduled principal repayments, operating needs and commitments arising during the next twelve months and until the expiration of its subsidiaries’ credit facilities.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of NACCO and Other as of December 31, 2011:

Contractual Obligations	Total	2012	2013	2014	2015	2016	Thereafter
Operating leases	$3.6	$0.6	$0.6	$0.6	$0.6	$0.6	$0.6
Purchase and other obligations	17.1	17.1	—	—	—	—	—
Total contractual cash obligations	$20.7	$17.7	$0.6	$0.6	$0.6	$0.6	$0.6
Pension and postretirement funding can vary significantly each year due to plan amendments, changes in the market value of plan assets, legislation and the Company’s funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension and postretirement funding has not been included in the table above. NACCO and Other maintains one supplemental retirement plan that pays monthly benefits to participants directly out of corporate funds. Annual benefit payments are expected to be less than $0.1 million per year over the next ten years. Benefit payments beyond that time cannot currently be estimated. All other pension benefit payments are made from assets of the pension plans. NACCO and Other expects to contribute $1.0 million to its pension plan during 2012. NACCO and Other also expects to make payments related to its other postretirement plans of less than $0.1 million per year over the next ten years. Benefit payments beyond that time cannot currently be estimated.
The purchase and other obligations are primarily for accounts payable, open purchase orders, accrued payroll and incentive compensation.
Capital Structure
NACCO’s consolidated capital structure is presented below:

	December 31
	2011	2010	Change
Cash and cash equivalents	$338.6	$261.9	$76.7
Other net tangible assets	569.3	533.8	35.5
Coal supply agreement, net	57.9	60.0	(2.1)
Net assets	965.8	855.7	110.1
Total debt	(374.2)	(391.5)	17.3
Closed mine obligations, net of tax	(14.6)	(16.0)	1.4
Total equity	$577.0	$448.2	$128.8
Debt to total capitalization	39%	47%	(8)%
RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance on fair value measurement, which is effective for the Company on January 1, 2012. The guidance resulted in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. generally accepted accounting principles and International Financial Reporting Standards. The Company does not expect the adoption of the guidance to have a material effect on its financial position, results of operations, cash flows or related disclosures.

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income, which is effective for the Company on January 1, 2012. The guidance provides an entity with the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity. In December 2011, the FASB issued additional authoritative guidance, which is also effective for the Company on January 1, 2012, deferring the adoption of

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

certain provisions requiring the presentation of the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income on the face of the financial statements. The Company does not expect the adoption of the guidance to have a material effect on its financial position, results of operations, cash flows or related disclosures.
In December 2011, the FASB issued authoritative guidance on the offsetting of assets and liabilities, which is effective for the Company on January 1, 2013. The guidance requires additional disclosures regarding offsetting arrangements of balance sheet derivatives to enable financial statement users to understand the effect of these arrangements on a company's financial position. The Company is currently evaluating the effect the adoption of the guidance will have on its disclosures.
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

NACoal: (1) changes in tax laws or regulatory requirements, including changes in power plant emission regulations and health, safety or environmental legislation, (2) changes in costs related to geological conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (3) regulatory actions, changes in mining permit requirements or delays in obtaining mining permits that could affect deliveries to customers, (4) weather conditions, extended power plant outages or other events that would change the level of customers' coal or limerock requirements, which would have an adverse effect on results of operations, (5) weather or equipment problems that could affect deliveries to customers, (6) changes in the power industry that would affect demand for NACoal's reserves, (7) changes in the costs to reclaim current NACoal mining areas or NACCO and Other's closed mining operations, (8) costs to pursue and develop new mining opportunities and (9) the outcome of legal challenges to the regulatory approvals necessary to construct the Liberty Mine and the Ratcliffe Plant in Mississippi.

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
In addition, NACoal has fixed rate debt arrangements. For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its liabilities. NACoal's fixed rate debt arrangements have a fair value based on Company estimates of $20.8 million at December 31, 2011. Assuming a hypothetical 10% decrease in the effective interest yield on this fixed rate debt, the fair value of this liability would increase by $0.1 million compared with the fair value of this liability at December 31, 2011. The fair value of the Company's interest rate swap agreements was a liability of $7.3 million at December 31, 2011. A hypothetical 10% decrease in interest rates would cause an increase in the fair value of interest rate swap agreements and the resulting fair value would be a liability of $7.4 million.
FOREIGN CURRENCY EXCHANGE RATE RISK
NMHG and HBB operate internationally and enter into transactions denominated in foreign currencies. As such, their financial results are subject to the variability that arises from exchange rate movements. NMHG and HBB use forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts generally mature within twelve months and require the companies to buy or sell euros, British pounds, Japanese yen, Canadian dollars, Swedish kroner, Australian dollars and Mexican pesos for the functional currency in which the applicable subsidiary operates at rates agreed to at the inception of the contracts. The fair value of these contracts was a net asset of $5.2 million at December 31, 2011. See also Notes 2 and Note 11 to the Consolidated Financial Statements in this Form 10-K.
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. Assuming a hypothetical 10% weakening of the U.S. dollar compared with other foreign currencies at December 31, 2011, the fair value of foreign currency-sensitive financial instruments, which primarily represents forward foreign currency exchange contracts, would be decreased by $1.0 million compared with its fair value at December 31, 2011. It is important to note that the change in fair value indicated in this sensitivity analysis would be somewhat offset by changes in the fair value of the underlying receivables and payables.
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
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with accountants on accounting and financial disclosure for the three-year period ended December 31, 2011.

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
Management's report on internal control over financial reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2011. The Company's effectiveness of internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 15 of this Form 10-K and incorporated herein by reference.
Changes in internal control: During the fourth quarter of 2011, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. OTHER INFORMATION
None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to Directors of the Company will be set forth in the 2012 Proxy Statement under the subheadings “Business to be Transacted — 1. Election of Directors — Director Nominee Information,” which information is incorporated herein by reference.
Information with respect to the audit review committee and the audit review committee financial expert will be set forth in the 2012 Proxy Statement under the heading “Business to be Transacted — 1. Election of Directors — Directors’ Meetings and Committees,” which information is incorporated herein by reference.
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Company's Directors, executive officers and holders of more than ten percent of the Company's equity securities will be set forth in the 2012 Proxy Statement under the subheading “Business to be Transacted — 1. Election of Directors — Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.
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
Item 11. EXECUTIVE COMPENSATION
Information with respect to executive compensation will be set forth in the 2012 Proxy Statement under the subheadings “Business to be Transacted — 1. Election of Directors — Director Compensation” and “— Executive Compensation,” which information is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2012 Proxy Statement under the heading “Beneficial Ownership of Class A Common and Class B Common,” which information is incorporated herein by reference.
Information with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance will be set forth in the 2012 Proxy Statement under the subheading “Business to be Transacted — 1. Election of Directors — Equity Compensation Plan Information," which information is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to certain relationships and related transactions will be set forth in the 2012 Proxy Statement under the subheadings “Business to be Transacted — 1. Election of Directors — Directors’ Meetings and Committees” and “— Certain Business Relationships,” which information is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services will be set forth in the 2012 Proxy Statement under the heading “Business to be Transacted — 6. Confirmation of Appointment of Independent Registered Public Accounting Firm for the Current Fiscal Year,” which information is incorporated herein by reference.

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

February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alfred M. Rankin, Jr.	Chairman, President and Chief Executive Officer (principal executive officer), Director	February 29, 2012
Alfred M. Rankin, Jr.

/s/ Kenneth C. Schilling	Vice President and Controller (principal financial and accounting officer)	February 29, 2012
Kenneth C. Schilling

* John P. Jumper	Director	February 29, 2012
John P. Jumper

* Dennis W. LaBarre	Director	February 29, 2012
Dennis W. LaBarre

* Richard de J. Osborne	Director	February 29, 2012
Richard de J. Osborne

* Michael E. Shannon	Director	February 29, 2012
Michael E. Shannon

* Britton T. Taplin	Director	February 29, 2012
Britton T. Taplin

* David F. Taplin	Director	February 29, 2012
David F. Taplin

* John F. Turben	Director	February 29, 2012
John F. Turben

* Eugene Wong	Director	February 29, 2012
Eugene Wong

* Kenneth C. Schilling, by signing his name hereto, does hereby sign this Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.

/s/ Kenneth C. Schilling	February 29, 2012
Kenneth C. Schilling, Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a)(1) AND (2), AND ITEM 15(c)
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULES
YEAR ENDED DECEMBER 31, 2011
NACCO INDUSTRIES, INC.
CLEVELAND, OHIO

FORM 10-K
ITEM 15(a)(1) AND (2)
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
The following consolidated financial statements of NACCO Industries, Inc. and Subsidiaries are incorporated by reference in Item 8:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm — For each of the three years in the period ended December 31, 2011.	F-3
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm on Internal Control over Financial Reporting — Year ended December 31, 2011.	F-4
Consolidated Statements of Operations — Year ended December 31, 2011, 2010 and 2009.	F-5
Consolidated Statements of Comprehensive Income (Loss) — Year ended December 31, 2011, 2010 and 2009.	F-6
Consolidated Balance Sheets — December 31, 2011 and December 31, 2010.	F-7
Consolidated Statements of Cash Flows — Year ended December 31, 2011, 2010 and 2009.	F-8
Consolidated Statements of Equity — Year ended December 31, 2011, 2010 and 2009.	F-9
Notes to Consolidated Financial Statements.	F-10
The following consolidated financial statement schedules of NACCO Industries, Inc. and Subsidiaries are included in Item 15(c):

Schedule I — Condensed Financial Information of the Parent	F-53
Schedule II — Valuation and Qualifying Accounts	F-57
All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of NACCO Industries, Inc.
We have audited the accompanying consolidated balance sheets of NACCO Industries, Inc. and Subsidiaries (collectively “the Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NACCO Industries, Inc. and Subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NACCO Industries, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 29, 2012

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of NACCO Industries, Inc.
We have audited NACCO Industries, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NACCO Industries, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management's report on internal control over financial reporting in Item 9A of the Form 10-K. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, NACCO Industries, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NACCO Industries, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2011 of NACCO Industries, Inc. and Subsidiaries, and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 29, 2012

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2011	2010	2009
	(In millions, except per share data)
Revenues	$3,331.2	$2,687.5	$2,310.6
Cost of sales	2,738.1	2,161.3	1,902.5
Gross Profit	593.1	526.2	408.1
Earnings of unconsolidated mines	45.5	43.4	38.6
Operating Expenses
Selling, general and administrative expenses	465.3	425.3	388.3
Restructuring charges (reversals)	—	(1.9)	9.3
Loss on sale of businesses	—	4.0	—
(Gain) loss on sale of assets	(0.8)	1.9	(10.0)
	464.5	429.3	387.6
Operating Profit	174.1	140.3	59.1
Other (income) expense
Interest expense	24.5	27.4	32.2
(Income) loss from other unconsolidated affiliates	(7.4)	(2.3)	1.7
Applica settlement and litigation costs	(57.2)	18.8	1.1
Other	0.4	(0.4)	(4.8)
	(39.7)	43.5	30.2
Income Before Income Taxes	213.8	96.8	28.9
Income tax provision	51.7	17.4	20.5
Income From Continuing Operations	162.1	79.4	8.4
Discontinued operations, net of $13.5 tax expense in 2009	—	—	22.6
Net Income	162.1	79.4	31.0
Net loss attributable to noncontrolling interest	—	0.1	0.1
Net Income Attributable to Stockholders	$162.1	$79.5	$31.1

Amounts Attributable to Stockholders
Income from continuing operations, net of tax	$162.1	$79.5	$8.5
Discontinued operations, net of tax	—	—	22.6
Net Income Attributable to Stockholders	$162.1	$79.5	$31.1
Comprehensive Income	$146.5	$61.6	$55.3

Basic Earnings per Share Attributable to Stockholders:
Continuing operations	$19.34	$9.55	$1.03
Discontinued operations	—	—	2.72
Basic Earnings per Share	$19.34	$9.55	$3.75
Diluted Earnings per Share Attributable to Stockholders:
Continuing operations	$19.28	$9.53	$1.03
Discontinued operations	—	—	2.72
Diluted Earnings per Share	$19.28	$9.53	$3.75
See Notes to Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2011	2010	2009
	(In millions)
Net Income	$162.1	$79.4	$31.0
Other comprehensive income (loss)
Foreign currency translation adjustment	(14.9)	(6.7)	17.4
Current period cash flow hedging activity, net of $0.2 tax expense in 2011, $3.3 tax benefit in 2010 and $4.2 tax benefit in 2009	2.4	(3.7)	8.7
Reclassification of hedging activities into earnings, net of $2.6 tax expense in 2011, $4.2 tax expense in 2010 and $2.1 tax expense in 2009	9.2	(8.8)	3.9
Current period pension and postretirement plan adjustment, net of $7.3 tax benefit in 2011, $1.6 tax benefit in 2010, and $0.8 tax expense in 2009	(19.0)	(3.8)	(9.9)
Reclassification of pension and postretirement into earnings, net of $1.8 tax expense in 2011, $1.3 tax expense in 2010 and $1.7 tax expense in 2009	6.7	5.1	4.1
Comprehensive Income	$146.5	$61.5	$55.2
Other comprehensive income (loss) attributable to noncontrolling interest
Net loss attributable to noncontrolling interest	—	0.1	0.1
Comprehensive Income Attributable to Stockholders	$146.5	$61.6	$55.3
See Notes to Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2011	2010
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$338.6	$261.9
Accounts receivable, net of allowances of $21.4 in 2011 and $17.3 in 2010	464.5	425.9
Inventories, net	470.3	447.4
Deferred income taxes	30.7	21.9
Prepaid expenses and other	39.6	33.4
Assets held for sale	31.4	23.7
Total Current Assets	1,375.1	1,214.2
Property, Plant and Equipment, Net	254.3	270.4
Coal Supply Agreement, Net	57.9	60.0
Long-term Deferred Income Taxes	3.5	5.2
Other Non-current Assets	110.6	108.5
Total Assets	$1,801.4	$1,658.3
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$412.5	$414.5
Revolving credit agreements — not guaranteed by the parent company	67.0	13.7
Current maturities of long-term debt — not guaranteed by the parent company	178.1	22.5
Accrued payroll	61.7	61.0
Deferred revenue	11.2	11.2
Other current liabilities	160.7	140.6
Total Current Liabilities	891.2	663.5
Long-term Debt — not guaranteed by the parent company	129.1	355.3
Pension and other Postretirement Obligations	81.0	77.8
Long-term Deferred Income Taxes	12.7	—
Other Long-term Liabilities	110.4	113.5
Total Liabilities	1,224.4	1,210.1
Stockholders’ Equity
Common stock:
Class A, par value $1 per share, 6,778,346 shares outstanding (2010 - 6,737,199 shares outstanding)	6.8	6.8
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,595,581 shares outstanding (2010 - 1,596,093 shares outstanding)	1.6	1.6
Capital in excess of par value	22.7	22.6
Retained earnings	619.7	475.4
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	13.2	28.1
Deferred gain (loss) on cash flow hedging	2.6	(9.0)
Pension and postretirement plan adjustment	(90.4)	(78.1)
Total Stockholders’ Equity	576.2	447.4
Noncontrolling Interest	0.8	0.8
Total Equity	577.0	448.2
Total Liabilities and Equity	$1,801.4	$1,658.3
See Notes to Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2011	2010	2009
	(In millions)
Operating Activities
Income from continuing operations	$162.1	$79.4	$8.4
Discontinued operations	—	—	22.6
Net income	162.1	79.4	31.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	47.7	52.2	53.6
Amortization of deferred financing fees	2.7	2.5	2.2
Deferred income taxes	14.4	10.5	24.7
Restructuring charges (reversals)	—	(1.9)	9.3
(Gain) loss on sale of assets	(0.8)	1.9	(10.0)
Loss on sale of businesses	—	4.0	—
Other non-current liabilities	(7.6)	(29.7)	(30.3)
Other	10.3	(6.9)	(7.0)
Working capital changes, excluding the effect of business dispositions:
Accounts receivable	(49.1)	(110.4)	126.8
Inventories	(33.4)	(109.3)	163.0
Other current assets	(2.7)	(1.2)	13.1
Accounts payable	4.3	145.0	(109.6)
Other current liabilities	7.3	27.0	(78.8)
Net cash provided by operating activities — continuing operations	155.2	63.1	188.0
Net cash used for operating activities — discontinued operations	—	—	(31.0)
Net cash provided by operating activities	155.2	63.1	157.0
Investing Activities
Expenditures for property, plant and equipment	(36.7)	(26.3)	(33.5)
Proceeds from the sale of assets	3.9	18.9	20.7
Proceeds from the sale of businesses	—	3.0	—
Other	0.1	(1.4)	(5.1)
Net cash used for investing activities — continuing operations	(32.7)	(5.8)	(17.9)
Net cash provided by investing activities — discontinued operations	—	—	41.0
Net cash provided by (used for) investing activities	(32.7)	(5.8)	23.1
Financing Activities
Additions to long-term debt	16.6	17.0	13.0
Reductions of long-term debt	(90.8)	(46.2)	(61.5)
Net additions to revolving credit agreements	53.3	6.8	2.6
Cash dividends paid	(17.8)	(17.4)	(17.1)
Purchase of treasury shares	(2.1)	—	—
Financing fees paid	(0.8)	(3.5)	(1.1)
Other	(0.4)	—	—
Net cash used for financing activities	(42.0)	(43.3)	(64.1)

Effect of exchange rate changes on cash	(3.8)	(8.3)	2.0
Cash and Cash Equivalents
Increase for the year	76.7	5.7	118.0
Balance at the beginning of the year	261.9	256.2	138.2
Balance at the end of the year	$338.6	$261.9	$256.2
See Notes to Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended December 31
	2011	2010	2009
	(In millions, except per share data)
Stockholders’ Equity:
Class A Common Stock
Beginning balance	$6.8	$6.7	$6.7
Stock-based compensation	—	0.1	—
	6.8	6.8	6.7

Class B Common Stock	1.6	1.6	1.6

Capital in Excess of Par Value
Beginning balance	22.6	16.1	14.4
Stock-based compensation	1.7	6.4	1.8
Shares issued under stock compensation plans	0.5	0.5	0.3
Purchase of treasury shares	(2.1)	—	—
Noncontrolling interest share of contributions to joint venture	—	(0.4)	(0.4)
	22.7	22.6	16.1
Retained Earnings
Beginning balance	475.4	413.3	399.3
Net income attributable to stockholders	162.1	79.5	31.1
Cash dividends on Class A and Class B common stock:
2011: $2.1200 per share	(17.8)	—	—
2010: $2.0850 per share	—	(17.4)	—
2009: $2.0675 per share	—	—	(17.1)
	619.7	475.4	413.3
Accumulated Other Comprehensive Income (Loss)
Beginning balance	(59.0)	(41.1)	(65.3)
Foreign currency translation adjustment	(14.9)	0.4	17.4
Sale of certain NMHG operations	—	(7.1)	—
Current period cash flow hedging activity	2.4	(3.7)	8.7
Reclassification of hedging activities into earnings	9.2	(8.8)	3.9
Pension and postretirement plan adjustment	(19.0)	(3.8)	(9.9)
Reclassification of pension and postretirement activities into earnings	6.7	5.1	4.1
	(74.6)	(59.0)	(41.1)
Total Stockholders’ Equity	576.2	447.4	396.6
Noncontrolling Interest
Beginning balance	0.8	0.5	0.2
Net income	—	(0.1)	(0.1)
Noncontrolling interest share of contributions to joint venture	—	0.4	0.4
Total Noncontrolling Interest	0.8	0.8	0.5
Total Equity	$577.0	$448.2	$397.1
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

NMHG designs, engineers, manufactures, sells and services a comprehensive line of lift trucks and aftermarket parts marketed globally primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Mexico, The Netherlands, the Philippines, Italy, Japan, Vietnam, Brazil and China. The sale of service parts represents approximately 13%, 17% and 18% of total NMHG revenues as reported for 2011, 2010 and 2009, respectively. Hamilton Beach Brands, Inc. (“HBB”) is a leading designer, marketer and distributor of small electric household appliances, as well as commercial products for restaurants, bars and hotels. The Kitchen Collection, LLC (“KC”) is a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States. The North American Coal Corporation and its affiliated coal companies (collectively, “NACoal”) mine and market coal primarily as fuel for power generation and provide selected value-added mining services for other natural resources companies.

Nine of NACoal's wholly owned subsidiaries each meet the definition of a variable interest entity: The Coteau Properties Company ("Coteau"); The Falkirk Mining Company ("Falkirk"); The Sabine Mining Company ("Sabine" and collectively with Coteau and Falkirk, the "project mining subsidiaries"); Demery Resources Company, LLC (“Demery”); Caddo Creek Resources Company, LLC (“Caddo Creek”); Camino Real Fuels, LLC (“Camino Real”); Liberty Fuels Company, LLC (“Liberty”); NoDak Energy Services, LLC ("NoDak"); and North American Coal Corporation India Private Limited ("NACC India"). The project mining subsidiaries were developed between 1974 and 1981 and operate lignite coal mines under long-term contracts with various utility customers. These project mining subsidiaries are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed. The obligations of the project mining subsidiaries are without recourse to NACCO and NACoal. Demery, Caddo Creek, Camino Real, Liberty and NoDak were formed during 2008 and 2009. NACC India was formed during 2011. Demery, Caddo Creek, Camino Real and Liberty (collectively with the project mining subsidiaries, the "unconsolidated mines") were formed to develop, construct and operate surface mines under long-term contracts. NoDak was formed to operate and maintain a coal processing facility. NACC India was formed to provide technical advisory services to the third-party owners of a coal mine in India. The contracts with the unconsolidated operations' customers provide for reimbursement at a price based on actual costs plus an agreed pre-tax profit per ton of coal sold or actual costs plus a management fee. Although NACoal owns 100% of the equity and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities or absorb any expected losses without additional support from the customers. The customers have a controlling financial interest and have the power to direct the activities that most significantly affect the economic performance of the entities. As a result, NACoal is not the primary beneficiary and therefore does not consolidate these entities' financial position or results of operations. The taxes resulting from the earnings of the unconsolidated mines and NoDak are solely the responsibility of the Company. The pre-tax income from the seven unconsolidated mines is reported on the line “Earnings of unconsolidated mines” in the Consolidated Statements of Operations, with related taxes included in the provision for income taxes. The Company has included the pre-tax earnings of the unconsolidated mines above operating profit as they are an integral component of the Company's business and operating results. The pre-tax income from NoDak is reported on the line "Other" in the "Other (income) expense" section of the Consolidated Statement of Operations, with the related income taxes included in the provision for income taxes. The net income from NACC India is reported on the line "Other" in the "Other (income) expense" section of the Consolidated Statements of Operations. The unconsolidated mines are accounted for under the equity method. See Note 22 for further discussion.
Investments in Sumitomo-NACCO Materials Handling Company, Ltd. (“SN”), a 50% owned joint venture, and NMHG Financial Services, Inc. (“NFS”), a 20% owned joint venture, are also accounted for by the equity method. SN operates manufacturing facilities in Japan, the Philippines and Vietnam from which NMHG purchases certain components and internal combustion lift trucks. Sumitomo Heavy Industries, Ltd. owns the remaining 50% interest in SN. Each shareholder of SN is entitled to appoint directors representing 50% of the vote of SN's board of directors. All matters related to policies and programs of operation, manufacturing and sales activities require mutual agreement between NMHG and Sumitomo Heavy Industries, Ltd. prior to a vote of SN's board of directors. NFS is a joint venture with General Electric Capital Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

(“GECC”), formed primarily for the purpose of providing financial services to independent Hyster® and Yale® lift truck dealers and National Account customers in the United States. National Account customers are large customers with centralized purchasing and geographically dispersed operations in multiple dealer territories. See Note 22 for further discussion.
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
Property, Plant and Equipment, Net: Property, plant and equipment are recorded at cost. Depreciation, depletion and amortization are provided in amounts sufficient to amortize the cost of the assets, including assets recorded under capital leases, over their estimated useful lives using the straight-line method. Buildings are depreciated using a 20, 40 or 50-year life or, at NACoal, over the life of the mine, which is 30 years. Estimated lives for machinery and equipment range from three to 15 years and for building improvements from four to 40 years. The units-of-production method is used to amortize certain tooling for sourced products and certain coal-related assets based on estimated recoverable tonnages. Capital grants received for the acquisition of equipment are recorded as reductions of the related equipment cost and reduce future depreciation expense. Repairs and maintenance costs are generally expensed when incurred. Asset retirement costs associated with asset retirement obligations are capitalized with the carrying amount of the related long-lived asset and depreciated over the asset's estimated useful life.
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
Products generally are not sold with the right of return. However, based on the Company's historical experience, a portion of products sold is estimated to be returned due to reasons such as buyer remorse, duplicate gifts received, product failure and excess inventory stocked by the customer, which, subject to certain terms and conditions, the Company will agree to accept. The Company records estimated reductions to revenues at the time of the sale based upon this historical experience and the limited right of return provided to the Company's customers.
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
Advertising Costs: Advertising costs, except for direct response advertising, are expensed as incurred. Total advertising expense was $23.8 million, $16.2 million and $15.6 million in 2011, 2010 and 2009, respectively. Included in these advertising costs are amounts related to cooperative advertising programs at HBB that are recorded as a reduction of sales in the Consolidated Statements of Operations as related revenues are recognized. Direct response advertising, which consists primarily of costs to produce television commercials for HBB products, is capitalized and amortized over the expected period of future benefits. No assets related to direct response advertising were capitalized at December 31, 2011 or 2010.
Product Development Costs: Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to $68.7 million, $56.2 million and $50.4 million in 2011, 2010 and 2009, respectively.
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
Stock Compensation: The Company maintains long-term incentive programs at all of its subsidiaries. The parent company has stock compensation plans for a limited number of executives that allows the grant of shares of Class A common stock, subject to restrictions, as a means of retaining and rewarding them for long-term performance and to increase ownership in the Company. Shares awarded under the plans are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends at the earliest of (i) five years after the participant's retirement date, (ii) ten years from the award date, or (iii) the participant's death or permanent disability. Pursuant to the plans, the Company issued 18,805 and 58,747 shares related to the years ended December 31, 2011 and 2010, respectively. After the issuance of these shares, there were 304,881 shares of Class A common stock available for issuance under these plans. Compensation expense related to these share awards was $1.7 million ($1.1 million net of tax), $6.5 million ($4.2 million net of tax) and $1.8 million ($1.2 million net of tax) for the years ended December 31, 2011, 2010 and 2009, respectively. Compensation expense represents fair value based on the market price of the shares of Class A common stock at the grant date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The Company also has a stock compensation plan for non-employee directors of the Company under which a portion of the non-employee directors’ annual retainer is paid in restricted shares of Class A common stock. For the year ended December 31, 2011, $49,500 of the non-employee directors’ annual retainer of $90,000 was paid in restricted shares of Class A common stock. For the year ended December 31, 2010, $29,250 of the non-employee directors’ annual retainer of $53,626 was paid in restricted shares of Class A common stock. For the year ended December 31, 2009, $27,000 of the non-employee directors’ annual retainer of $49,500 was paid in restricted shares of Class A common stock. Shares awarded under the plan are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends at the earliest of (i) ten years from the award date, (ii) the date of the director's death or permanent disability, (iii) five years (or earlier with the approval of the Board of Directors) after the director's date of retirement from the Board of Directors, or (iv) the date of the participant's retirement from the Board of Directors and the director has reached 70 years of age. Pursuant to this plan, the Company issued 4,938, 3,039 and 6,066 shares related to the years ended December 31, 2011, 2010 and 2009, respectively. In addition to the mandatory retainer fee received in restricted stock, directors may elect to receive shares of Class A common stock in lieu of cash for up to 100% of the balance of their annual retainer, meeting attendance fees, committee retainer and any committee chairman's fees. These voluntary shares are not subject to any restrictions. Total shares issued under voluntary elections were 1,356 in 2011, 944 in 2010, and 1,792 in 2009. After the issuance of these shares, there were 94,749 shares of Class A common stock available for issuance under this plan. Compensation expense related to these awards was $0.5 million ($0.3 million net of tax), $0.3 million ($0.2 million net of tax) and $0.3 million ($0.2 million net of tax) for the years ended December 31, 2011, 2010 and 2009, respectively. Compensation expense represents fair value based on the market price of the shares of Class A common stock at the grant date.
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

Accounting Standards Adopted in 2010:

On January 1, 2010, the Company adopted authoritative guidance issued by the FASB for accounting for transfers of financial assets. The guidance requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. The guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The guidance also requires enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets and a transferor's continuing involvement with transferred financial assets. The adoption of the guidance did not have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.

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

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income, which is effective for the Company on January 1, 2012. The guidance provides an entity with the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity. In December 2011, the FASB issued additional authoritative guidance, which is also effective for the Company on January 1, 2012, deferring the adoption of certain provisions requiring the presentation of the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income on the face of the financial statements. The Company does not expect the adoption of the guidance to have a material effect on its financial position, results of operations, cash flows or related disclosures.
In December 2011, the FASB issued authoritative guidance on the offsetting of assets and liabilities, which is effective for the Company on January 1, 2013. The guidance requires additional disclosures regarding offsetting arrangements of balance sheet derivatives to enable financial statement users to understand the effect of these arrangements on a company's financial position. The Company is currently evaluating the effect the adoption of the guidance will have on its disclosures.
Reclassifications: Certain amounts in the prior periods’ Consolidated Financial Statements have been reclassified to conform to the current period's presentation.
NOTE 3—Restructuring and Related Programs
During 2009, NMHG's management approved a plan to close its facility in Modena, Italy and consolidate its activities into NMHG's facility in Masate, Italy. These actions were taken to further reduce NMHG's manufacturing capacity to more appropriate levels. As a result, NMHG recognized a charge of approximately $5.6 million during 2009, which is classified in the Consolidated Statement of Operations on the line “Restructuring charges (reversals).” Of this amount, $5.3 million related to severance and $0.3 million related to lease impairment. During 2010, $1.9 million of the accrual was reversed as a result of a reduction in the expected amount to be paid to former employees due to the finalization of an agreement with the Italian government. Severance payments of $0.5 million were made during 2011. Payments of $1.4 million and $0.3 million were made for severance and lease termination, respectively, during 2010. Severance payments of $0.3 million were made during 2009. Payments related to this restructuring program are expected to continue through 2012. No further charges related to this plan are expected.
During 2008 and 2009, based on the decline in economic conditions, NMHG's management reduced its number of employees worldwide. As a result, NMHG recognized a charge of approximately $6.3 million in 2008 and $3.4 million in 2009 related to severance, which is classified in the Consolidated Statement of Operations on the line “Restructuring charges (reversals).” In addition, $1.1 million of the accrual was reversed during 2009 as a result of a reduction in the expected amount paid to employees. Severance payments of $0.5 million, $1.5 million and $4.4 million were made during 2011, 2010 and 2009, respectively. Payments are expected to continue through 2012. No further charges related to this plan are expected.
During 2009, NMHG's management approved a plan for a reduction in the number of employees in Asia-Pacific due to the sale of certain assets of NMHG's fleet services business and wholly owned Hyster® retail dealerships in Australia. As a result, NMHG recognized a charge of approximately $2.7 million during 2009, which is classified in the Consolidated Statement of Operations on the line “Restructuring charges (reversals).” Of this amount, $2.1 million related to severance, $0.5 million related to lease termination costs and $0.1 million related to other costs of the restructuring. In addition, $0.8 million of the severance accrual was reversed during 2009 as a result of a reduction in the expected number of employees receiving severance payments. Payments of $0.1 million, $0.4 million and $0.1 million were made for severance, lease termination and other costs,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

respectively, during 2010. Payments of $1.4 million were made for severance during 2009. No further charges or payments related to this plan are expected.
During 2007, NMHG's Board of Directors approved a plan to phase out production at its facility in Irvine, Scotland by early 2009, change the product mix at its Craigavon, Northern Ireland facility and increase production at its Berea, Kentucky and Sulligent, Alabama plants in the United States and at its Ramos Arizpe facility in Mexico. As a result, NMHG recognized a charge of approximately $5.5 million in 2007. Of this amount, $5.2 million related to severance and $0.3 million related to other costs of the restructuring. During 2008, NMHG recognized an additional charge of $3.2 million. Of this amount, $2.2 million related to severance and $1.0 million related to other costs of the restructuring. In addition, $0.4 million of the amount previously accrued for severance was reversed in 2008, as a result of a reduction in the estimate of employees eligible to receive severance payments. During 2009, $0.5 million of the amount previously accrued for severance was reversed, which is classified in the Consolidated Statement of Operations on the line “Restructuring charges (reversals),” as a result of lower than estimated severance benefits paid to fewer than estimated employees. Payments of $4.5 million were made for severance during 2009. No further charges or payments related to this plan are expected.
Following is the detail of the cash charges related to the NMHG programs:

	Total charges expected to be incurred	Charges incurred prior to 2009	Charges incurred in 2009	Reversals incurred in 2010
NMHG Americas
Severance	$3.3	$2.8	$0.5	$—
Other	1.3	1.3	—	—
	4.6	4.1	0.5	—
NMHG Europe
Severance	14.1	9.8	6.2	(1.9)
Lease impairment	0.3	—	0.3	—
	14.4	9.8	6.5	(1.9)
NMHG Other
Severance	2.4	0.7	1.7	—
Lease impairment	0.5	—	0.5	—
Other	0.1	—	0.1	—
	3.0	0.7	2.3	—
Total charges (reversals)	$22.0	$14.6	$9.3	$(1.9)
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

	Severance	Lease Impairment	Other	Total
Balance at January 1, 2010	$7.9	$0.8	$0.1	$8.8
Reversal	(1.9)	—	—	(1.9)
Payments	(3.0)	(0.7)	(0.1)	(3.8)
Foreign currency effect	(0.6)	(0.1)	—	(0.7)
Balance at December 31, 2010	2.4	—	—	2.4
Payments	(1.0)	—	—	(1.0)
Balance at December 31, 2011	$1.4	$—	$—	$1.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 4—Dispositions
On December 29, 2009, NACoal completed the sale of certain assets of the Red River Mining Company (“Red River”). The financial position, results of operations and cash flows of Red River are reflected as discontinued operations in the accompanying Consolidated Financial Statements. Discontinued operations include revenue of Red River of $17.8 million for 2009. In addition, discontinued operations include income before taxes of Red River of $0.3 million for 2009. As a result of the sale, the Company recognized a gain of $35.8 million ($22.3 million after taxes of $13.5 million) in 2009 which is included in the Consolidated Statement of Operations on the line “Discontinued operations.” In addition, the Company received $41.4 million of cash proceeds related to the sale.
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

During 2010 and 2011, NACoal entered into agreements to sell $31.4 million of assets, which consist primarily of two draglines. The sales of the assets are expected to occur in 2012. As a result, these assets have been classified as held-for-sale in the Consolidated Balance Sheets at December 31, 2011 and 2010.

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
Litigation costs related to the failed transaction with Applica were $2.8 million, $18.8 million and $1.1 million in 2011, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 6—Inventories
Inventories are summarized as follows:

	December 31
	2011	2010
Manufactured inventories:
Finished goods and service parts - NMHG	$160.3	$152.6
Raw materials and work in process - NMHG	198.8	171.8
Total manufactured inventories	359.1	324.4
Sourced inventories - HBB	75.6	84.7
Retail inventories - KC	61.5	59.3
Total inventories at FIFO	496.2	468.4
Coal - NACoal	13.1	10.9
Mining supplies - NACoal	11.1	11.4
Total inventories at weighted average	24.2	22.3
NMHG LIFO reserve	(50.1)	(43.3)
	$470.3	$447.4
The cost of certain manufactured inventories at NMHG, including service parts, has been determined using the LIFO method. At December 31, 2011 and 2010, 35% and 33%, respectively, of total inventories were determined using the LIFO method.
NOTE 7—Property, Plant and Equipment, Net
Property, plant and equipment, net includes the following:

	December 31
	2011	2010
Coal lands and real estate:
NMHG	$17.1	$17.1
HBB	0.2	0.2
NACoal	36.7	35.0
	54.0	52.3
Plant and equipment:
NMHG	493.1	495.9
HBB	41.0	45.0
KC	29.1	27.3
NACoal	99.7	95.6
NACCO and Other	6.5	6.5
	669.4	670.3
Property, plant and equipment, at cost	723.4	722.6
Less allowances for depreciation, depletion and amortization	469.1	452.2
	$254.3	$270.4
Total depreciation, depletion and amortization expense on property, plant and equipment was $45.6 million, $48.7 million and $50.7 million during 2011, 2010, and 2009, respectively.
Proven and probable coal reserves, excluding the unconsolidated mines, approximated 1.3 billion tons (unaudited) and 1.1 billion tons (unaudited) at December 31, 2011 and 2010, respectively. These tons are reported on an as received by the customer basis and are the equivalent of “demonstrated reserves” under the coal resource classification system of the U.S. Geological Survey. Generally, these reserves would be commercially mineable at year-end prices and cost levels, using current technology and mining practices.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 8—Intangible Assets
Intangible assets other than goodwill, which are subject to amortization, consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance at December 31, 2011
Coal supply agreement	$84.2	$(26.3)	$57.9
Balance at December 31, 2010
Coal supply agreement	$84.2	$(24.2)	$60.0
During 2010, NACoal finalized an agreement with Mississippi Power Company to provide lignite coal from its Liberty Mine to the Ratcliffe power plant currently being built in Mississippi. Upon the execution of this agreement, the Company determined that its intangible asset at the Mississippi Lignite Mining Company was impaired. Accordingly, the Company recorded an impairment charge of $0.7 million for other intangible assets at NACoal during 2010.
Amortization expense for intangible assets was $2.1 million, $3.5 million and $2.9 million in 2011, 2010 and 2009, respectively. Amortization expense for 2010 includes an impairment charge of $0.7 million for other intangible assets at NACoal.
Expected annual amortization expense of other intangible assets for the next five years is as follows: $2.7 million in 2012, $2.4 million in 2013 and $2.7 million in 2014, 2015 and 2016, respectively. The amortization period for the coal supply agreement is 30 years.
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

In connection with Bellaire's normal permit renewal with the Pennsylvania Department of Environmental Protection ("DEP"), it was notified during 2004 that in order to obtain renewal of the permit it would be required to establish a mine water treatment trust (the "Trust"). On October 1, 2010, Bellaire executed a Post-Mining Treatment Trust Consent Order and Agreement (“Consent”) with the DEP which established the Trust to provide a financial assurance mechanism in order to assure the long-term treatment of post-mining discharges. Bellaire has agreed to initially fund the Trust with approximately $5.0 million. Bellaire funded $2.5 million during 2010 upon execution of the Consent and the remaining $2.5 million in 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

A reconciliation of the beginning and ending aggregate carrying amount of the asset retirement obligations are as follows:

	NACoal	Bellaire	NACCO Consolidated
Balance at January 1, 2010	$4.2	$13.3	$17.5
Liabilities incurred during the period	0.7	—	0.7
Liabilities settled during the period	—	(0.8)	(0.8)
Accretion expense	0.4	0.9	1.3
Revision of estimated cash flows	(0.2)	0.5	0.3
Balance at December 31, 2010	5.1	13.9	19.0
Liabilities settled during the period	—	(0.8)	(0.8)
Accretion expense	0.4	0.9	1.3
Revision of estimated cash flows	—	(0.4)	(0.4)
Balance at December 31, 2011	$5.5	$13.6	$19.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 10—Current and Long-Term Financing
Financing arrangements are obtained and maintained at the subsidiary level. NACCO has not guaranteed any borrowings of its subsidiaries.
The following table summarizes the Company's available and outstanding borrowings:

	December 31
	2011	2010
Total outstanding borrowings:
Revolving credit agreements:
NMHG	$—	$4.2
NACoal	67.0	9.5
	67.0	13.7
Capital lease obligations and other term loans:
NMHG	226.0	230.3
HBB	54.2	115.1
NACoal	7.7	6.7
	287.9	352.1
Private Placement Notes — NACoal	19.3	25.7
Total debt outstanding	$374.2	$391.5
Current portion of borrowings outstanding:
NMHG	$171.4	$19.0
HBB	—	1.3
NACoal	73.7	15.9
	$245.1	$36.2
Long-term portion of borrowings outstanding:
NMHG	$54.6	$215.5
HBB	54.2	113.8
NACoal	20.3	26.0
	$129.1	$355.3
Total available borrowings, net of limitations, under revolving credit agreements:
NMHG	$151.4	$120.2
HBB	88.2	95.2
KC	27.0	22.5
NACoal	148.8	94.4
	$415.4	$332.3
Unused revolving credit agreements:
NMHG	$151.4	$116.0
HBB	88.2	95.2
KC	27.0	22.5
NACoal	81.8	84.9
	$348.4	$318.6
Weighted average stated interest rate on total borrowings:
NMHG	2.3%	2.4%
HBB	2.8%	2.3%
NACoal	2.8%	5.0%
Weighted average effective interest rate on total borrowings (including interest rate swap agreements):
NMHG	5.9%	6.0%
HBB	5.7%	4.8%
NACoal	2.8%	5.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Annual maturities of total debt, excluding capital leases, are as follows:

2012	$244.7
2013	114.4
2014	6.7
2015	0.1
2016	—
Thereafter	4.8
$370.7
Interest paid on total debt was $22.7 million, $26.0 million and $31.1 million during 2011, 2010 and 2009, respectively. Interest capitalized was $0.2 million and $0.3 million in 2010 and 2009, respectively. No interest was capitalized in 2011.
NMHG: NMHG's primary financing is provided by a $150.0 million secured floating-rate revolving credit facility (the “NMHG Facility”) and a term loan facility (the “NMHG Term Loan”). The obligations under the NMHG Facility are secured by a first lien on the cash and cash equivalents, accounts receivable and inventory of NMHG. The approximate book value of NMHG's assets held as collateral under the NMHG Facility was $675 million as of December 31, 2011.

The maximum availability under the NMHG Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the NMHG Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the NMHG Facility. A portion of the availability can be denominated in British pounds or euros. Borrowings bear interest at a floating rate which can be a base rate or LIBOR (London Interbank Offered Rate) plus a margin. The applicable margins, effective December 31, 2011, for domestic base rate loans and LIBOR loans were 2.00% and 3.25%, respectively. The applicable margin, effective December 31, 2011, for foreign overdraft loans and foreign LIBOR loans were 3.50% and 3.25%, respectively. The NMHG Facility also requires the payment of a fee of 0.75% per annum on the unused commitment.

At December 31, 2011, the excess availability under the NMHG Facility was $132.6 million, which reflects reductions of $10.0 million for an excess availability requirement and $7.4 million for letters of credit. If commitments or availability under these facilities are increased, availability under the NMHG Facility will be reduced.

There were no borrowings outstanding under the NMHG Facility at December 31, 2011. The domestic and foreign floating rates of interest applicable to the NMHG Facility on December 31, 2011 were 5.25% and a range of 3.50% to 4.50%, respectively, including the applicable floating rate margin. The NMHG Facility expires in June 2014.

The NMHG Facility includes restrictive covenants, which, among other things, limit the payment of dividends to NACCO. Subject to achieving availability thresholds, dividends to NACCO are limited to the larger of $5.0 million or 50% of the preceding year's net income for NMHG. The NMHG Facility also requires NMHG to maintain a minimum excess availability during the term of the agreement and achieve a maximum leverage ratio and a minimum fixed charge coverage ratio, in certain circumstances, as defined in the NMHG Facility. At December 31, 2011, NMHG was in compliance with the covenants in the NMHG Facility.

During 2006, NACCO Materials Handling Group, Inc. (“NMHG Inc.”), a wholly owned subsidiary of NMHG, entered into the NMHG Term Loan that provided for term loans up to an aggregate principal amount of $225.0 million, which mature in 2013. The term loans require quarterly payments in an amount equal to 1% of the original principal per year for the first six years, with the remaining balance to be paid in four equal installments in the seventh year. At December 31, 2011, there was $212.6 million outstanding under the NMHG Term Loan.

Borrowings under the NMHG Term Loan are guaranteed by NMHG and substantially all of NMHG's domestic subsidiaries. The obligations of the guarantors under the NMHG Term Loan are secured by a first lien on all of the domestic machinery, equipment and real property owned by NMHG Inc. and each guarantor and a second lien on all of the collateral securing the obligations of NMHG under the NMHG Facility. The approximate book value of NMHG's assets held as collateral under the NMHG Term Loan was $760 million as of December 31, 2011, which includes the book value of the assets securing the NMHG Facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Outstanding borrowings under the NMHG Term Loan bear interest at a variable rate that, at NMHG's option, will be either LIBOR or a floating rate, as defined in the NMHG Term Loan, plus an applicable margin. The applicable margin is subject to adjustment based on a leverage ratio. The weighted average interest rate on the amount outstanding under the NMHG Term Loan at December 31, 2011 was 2.15%.

The NMHG Term Loan includes restrictive covenants, which, among other things, limit the payment of dividends to NACCO. Subject to achieving availability thresholds, dividends to NACCO are limited to the larger of $5.0 million or 50% of the preceding year's net income for NMHG. The NMHG Term Loan also requires NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum leverage ratio and minimum fixed charge coverage ratio tests. At December 31, 2011, NMHG was in compliance with the covenants in the NMHG Term Loan.

In addition to the amount outstanding under the NMHG Term Loan, NMHG had borrowings of approximately $12.8 million at December 31, 2011 under various foreign working capital facilities.

NMHG incurred fees and expenses of $3.1 million during 2010 related to the amended and restated NMHG Facility. These fees were deferred and are being amortized as interest expense over the term of the NMHG Facility. No similar fees were incurred in 2011 or 2009.
HBB: HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires July 2012. The obligations under the HBB Facility are secured by a first lien on the accounts receivable and inventory of HBB and a second lien on all of the other assets of HBB. The approximate book value of HBB's assets held as collateral for the first and second lien under the HBB Facility was $200 million as of December 31, 2011.

The HBB Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable, as defined in the HBB Facility. Adjustments to reserves, including derivative reserves, will change the eligible borrowing base. A portion of the availability is denominated in Canadian dollars to provide funding to HBB's Canadian subsidiary. Borrowings bear interest at a floating rate, which can be either a base rate, LIBOR or bankers' acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective December 31, 2011, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.00%, respectively. The applicable margins, effective December 31, 2011, for base rate and bankers' acceptance loans denominated in Canadian dollars were 0.50% and 1.00%, respectively. The HBB Facility also requires a fee of 0.20% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on average excess availability.

At December 31, 2011, the borrowing base under the HBB Facility was $88.2 million. There were no borrowings outstanding under the HBB Facility at December 31, 2011. The floating rate of interest applicable to the HBB Facility at December 31, 2011 was 1.58% including the floating rate margin.

The HBB Facility includes restrictive covenants that, among other things, set limitations on additional indebtedness (other than indebtedness under the HBB Facility and HBB Term Loan (defined below)), investments, asset sales and the payment of dividends to NACCO. Subject to achieving availability thresholds, annual dividends to NACCO are limited to $5.0 million plus 50% of HBB's net income since the effective date of the amendment to the HBB Facility in 2007. The HBB Facility also requires HBB to meet minimum fixed charge ratio tests in certain circumstances. At December 31, 2011, HBB was in compliance with the covenants in the HBB Facility.

During 2007, HBB entered into a term loan agreement (the “HBB Term Loan”) that provided for term loans up to an aggregate principal amount of $125.0 million. Borrowings outstanding under the HBB Term Loan were $54.2 million at December 31, 2011, which reflect voluntary payments of $60.0 million made during 2011. The remaining balance is expected to be paid at maturity in May 2013. Prior to maturity, the term loans are subject to mandatory prepayments from the proceeds of the issuance of certain indebtedness, certain asset sales and 50% of excess cash flow, as defined in the HBB Term Loan. The obligations of HBB under the HBB Term Loan are secured by a second lien on accounts receivable and inventory and a first lien on all of the other assets of HBB. The approximate book value of HBB's assets held as collateral for the first and second lien under the HBB Term Loan was $200 million as of December 31, 2011.

The term loans bear interest at a floating rate that, at HBB's option, can be either a base rate or LIBOR, as defined in the HBB Term Loan, plus an applicable margin. The applicable margins, effective December 31, 2011, for base rate loans and LIBOR loans were 1.00% and 2.00%, respectively. The applicable margins are subject to quarterly adjustment based on a leverage

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

ratio. The weighted average interest rate on the amount outstanding under the HBB Term Loan was 2.78% at December 31, 2011.

The HBB Term Loan contains restrictive covenants substantially similar to those in the HBB Facility that, among other things, limit the amount of dividends HBB may declare and pay and the incurrence of indebtedness (other than indebtedness under the HBB Facility). Dividends to NACCO are limited to $5.0 million plus 50% of HBB's net income since the closing date of the HBB Term Loan in 2007. The HBB Term Loan also requires HBB to meet certain financial tests, including, but not limited to, maximum total leverage ratio and minimum fixed charge coverage ratio tests. At December 31, 2011, HBB was in compliance with the covenants in the HBB Term Loan.
KC: KC has a $30.0 million secured revolving line of credit that expires in April 2013 (the “KC Facility”). The KC Facility can be extended at KC's option for an additional year, subject to the lender's consent. The obligations under the KC Facility are secured by substantially all assets of KC. The approximate book value of KC's assets held as collateral under the KC Facility was $90 million as of December 31, 2011.

The availability is derived from a borrowing base formula using KC's eligible inventory and eligible credit card accounts receivable, as defined in the KC Facility. At December 31, 2011, the borrowing base was $27.0 million. There were no borrowings outstanding under the KC Facility at December 31, 2011.

Borrowings bear interest at a floating rate, which can be either a base rate or LIBOR, as defined in the KC Facility, plus an applicable margin. The applicable margins, effective December 31, 2011, for base rate and LIBOR loans were 2.00% and 3.00%, respectively. The floating rate of interest applicable to the KC Facility was 5.25% at December 31, 2011, including the floating rate margin. The KC Facility also requires a fee of 0.50% per annum on the unused commitment.

The KC Facility allows for the payment of dividends to NACCO, subject to certain restrictions based on availability and meeting a fixed charge coverage ratio as described in the KC Facility.

KC incurred fees and expenses of $0.4 million during 2010, related to the amended and restated KC Facility. These fees were deferred and are being amortized as interest expense over the term of the KC Facility. No similar fees were incurred in 2011 or 2009.
NACoal: NACoal has an unsecured revolving line of credit of up to $150.0 million (the “NACoal Facility”) that expires in December 2016. Borrowings outstanding under the NACoal Facility were $67.0 million at December 31, 2011. Therefore, at December 31, 2011, the excess availability under the NACoal Facility was $81.8 million, which reflects a reduction for outstanding letters of credit of $1.2 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved, as defined in the NACoal Facility. The applicable margins, effective December 31, 2011, for base rate and LIBOR loans were 0.75% and 1.75%, respectively. The NACoal Facility also has a commitment fee which is also based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.35% on the unused commitment at December 31, 2011. The floating rate of interest applicable to the NACoal Facility at December 31, 2011 was 2.10% including the floating rate margin.

The NACoal Facility also contains restrictive covenants that require, among other things, NACoal to maintain certain debt to EBITDA and interest coverage ratios, and provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on the debt to EBITDA ratio in conjunction with maintaining unused availability thresholds of borrowing capacity under the NACoal Facility. At December 31, 2011, NACoal was in compliance with these covenants.

During 2004 and 2005, NACoal issued unsecured notes totaling $45.0 million in a private placement (the “NACoal Notes”), which require annual principal payments of approximately $6.4 million that began in October 2008 and will mature on October 4, 2014. These unsecured notes bear interest at a weighted-average fixed rate of 6.08%, payable semi-annually on April 4 and October 4. The NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. NACoal had $19.3 million of the private placement notes outstanding at December 31, 2011. The NACoal Notes contain certain covenants and restrictions that require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios, and limit dividends to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NACCO based upon NACoal's leverage ratio. At December 31, 2011, NACoal was in compliance with the covenants in the NACoal Notes.

NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At December 31, 2011, the balance of the note was $4.8 million and the interest rate was 0.16%.
NACoal incurred fees and expenses of approximately $0.8 million and $1.1 million in 2011 and 2009, respectively, related to the NACoal Facility. These fees were deferred and are being amortized as interest expense in the Consolidated Statements of Operations over the term of the NACoal Facility. No similar fees were incurred in 2010.
NOTE 11—Financial Instruments and Derivative Financial Instruments
Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account subsidiary credit risk, which is Level 2 as defined in the fair value hierarchy. At December 31, 2011, the fair value of revolving credit agreements and long-term debt, excluding capital leases, was $369.4 million compared with the book value of $370.7 million. At December 31, 2010, the fair value of revolving credit agreements and long-term debt, excluding capital leases, was $384.6 million compared with the book value of $391.2 million.
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable and derivatives. The large number of customers comprising the Company's customer base and their dispersion across many different industries and geographies mitigates concentration of credit risk on accounts receivable. However, HBB maintains significant accounts receivable balances with several large retail customers. At December 31, 2011 and 2010, receivables from HBB's five largest customers represented 10.2% and 13.6%, respectively, of the Company's net accounts receivable. In addition, under its mining contracts, NACoal recognizes revenue and a related receivable as coal or limerock is delivered or predevelopment services are provided. These mining contracts provide for monthly settlements. NACoal's significant credit concentration is uncollateralized; however, historically minimal credit losses have been incurred. To further reduce credit risk associated with accounts receivable, the Company performs periodic credit evaluations of its customers, but does not generally require advance payments or collateral. The Company enters into derivative contracts with high-quality financial institutions and limits the amount of credit exposure to any one institution.
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
Foreign Currency Derivatives: NMHG and HBB held forward foreign currency exchange contracts with total notional amounts of $285.1 million and $15.6 million, respectively, at December 31, 2011, primarily denominated in euros, British pounds, Japanese yen, Canadian dollars, Swedish kroner, Australian dollars and Mexican pesos. NMHG and HBB held forward foreign currency exchange contracts with total notional amounts of $338.1 million and $16.5 million, respectively, at December 31, 2010, primarily denominated in euros, British pounds, Japanese yen, Australian dollars, Brazilian Real, Canadian dollars, Swedish kroner and Mexican pesos. The fair value of these contracts approximated a net asset of $5.2 million at December 31, 2011 and a net liability of $2.4 million at December 31, 2010.
Forward foreign currency exchange contracts that qualify for hedge accounting are used to hedge transactions expected to occur within the next twelve months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at December 31, 2011, $6.2 million of the amount included in OCI is expected to be reclassified as income into the Consolidated Statement of Operations over the next twelve months, as the transactions occur.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

During the year ended December 31, 2009, the Company settled $11.5 million, of its foreign currency exchange contracts ahead of their maturities which were classified in the Consolidated Statements of Cash Flows in operating activities on the line “Other.” During 2010 and 2009, $14.0 million and $15.1 million, respectively, was recognized as a gain in the Consolidated Statements of Operations on the line “Cost of sales" as the forecasted transactions related to previously settled foreign currency exchange contracts occurred.
Interest Rate Derivatives: The following table summarizes the notional amounts, related rates and remaining terms of interest rate swap agreements active at December 31:

	Notional Amount		Average Fixed Rate		Remaining Term at
	2011	2010	2011	2010	December 31, 2011
NMHG	$204.5	$206.5	4.5%	4.5%	Various, extending to February 2013
HBB	$40.0	$65.0	4.6%	4.6%	Various, extending to June 2012
In addition to the interest rate swap agreements reflected in the table, at December 31, 2011, HBB holds certain contracts that begin in June 2012 and extend to June 2013. These contracts increase the notional amount to $65.0 million at December 31, 2011, but the amount outstanding at any one time will not exceed the balance of the HBB Term Loan. The fair value of all interest rate swap agreements was a net liability of $7.3 million and $16.3 million at December 31, 2011 and 2010, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at December 31, 2011, $3.5 million of the amount included in OCI is expected to be reclassified as expense into the Consolidated Statement of Operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements.
NMHG: NMHG has interest rate swap agreements that hedge interest payments on the NMHG Term Loan. The interest rate swap agreements held by NMHG on December 31, 2011 are expected to continue to be effective as hedges.
HBB: HBB has interest rate swaps that hedge interest payments on the HBB Term Loan. The interest rate swap agreements held by HBB on December 31, 2011 are expected to continue to be effective as hedges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following table summarizes the fair value of derivative instruments at December 31 as recorded in the Consolidated Balance Sheets:

	Asset Derivatives			Liability Derivatives
	Balance sheet location	2011	2010	Balance sheet location	2011	2010
Derivatives designated as hedging instruments
Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$5.5	$4.7
Long-term	Other long-term liabilities	—	—	Other long-term liabilities	1.8	11.6
Foreign currency exchange contracts
Current	Prepaid expenses and other	8.1	1.3	Prepaid expenses and other	2.4	1.2
	Other current liabilities	1.3	1.7	Other current liabilities	2.1	1.7
Total derivatives designated as hedging instruments		$9.4	$3.0		$11.8	$19.2
Derivatives not designated as hedging instruments
Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$—	$—
Long-term	Other non-current assets	—	—	Other long-term liabilities	—	—
Foreign currency exchange contracts
Current	Prepaid expenses and other	1.4	0.5	Prepaid expenses and other	0.8	0.3
	Other current liabilities	0.2	0.6	Other current liabilities	0.5	3.3
Total derivatives not designated as hedging instruments		$1.6	$1.1		$1.3	$3.6
Total derivatives		$11.0	$4.1		$13.1	$22.8
The following table summarizes the pre-tax impact of derivative instruments for each year ended December 31 as recorded in the Consolidated Statements of Operations:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative Portion and Amount Excluded from Effectiveness Testing)
	2011	2010	2009		2011	2010	2009		2011	2010	2009
Interest rate swap agreements	$(1.5)	$(7.6)	$(5.5)	Interest expense	$(10.5)	$(12.0)	$(10.5)	N/A	$—	$—	$—

Foreign currency exchange contracts	4.2	0.6	10.5	Cost of sales	(1.3)	16.5	5.0	N/A	—	—	—
Total	$2.7	$(7.0)	$5.0		$(11.8)	$4.5	$(5.5)		$—	$—	$—

		Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	2011	2010	2009
Interest rate swap agreements	Other	$—	$0.2	$0.6
Foreign currency exchange contracts	Cost of sales or Other	(1.5)	(3.7)	(10.4)
Total		$(1.5)	$(3.5)	$(9.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 12—Leasing Arrangements
The Company leases certain office, manufacturing and warehouse facilities, retail stores and machinery and equipment under noncancellable capital and operating leases that expire at various dates through 2022. Many leases include renewal and/or fair value purchase options.
Future minimum capital and operating lease payments at December 31, 2011 are:

	Capital Leases	Operating Leases
2012	$0.6	$45.5
2013	0.6	35.7
2014	0.6	27.9
2015	0.6	21.9
2016	0.4	16.8
Subsequent to 2016	1.2	39.6
Total minimum lease payments	4.0	$187.4
Amounts representing interest	0.5
Present value of net minimum lease payments	3.5
Current maturities	0.4
Long-term capital lease obligation	$3.1
Rental expense for all operating leases was $56.5 million, $62.3 million and $92.9 million for 2011, 2010 and 2009, respectively. The Company also recognized $3.6 million, $8.5 million and $40.7 million for 2011, 2010 and 2009, respectively, in rental income on subleases of equipment under operating leases in which it was the lessee. These subleases were primarily related to lift trucks in which NMHG records revenues over the term of the lease in accordance with the rental agreements with its customers. The sublease rental income for these lift trucks is included in “Revenues” and the related rent expense is included in “Cost of sales” in the Consolidated Statements of Operations for each period. Aggregate future minimum rentals to be received under noncancellable subleases as of December 31, 2011 are $8.8 million.
Assets recorded under capital leases are included in property, plant and equipment and consist of the following:

	December 31
	2011	2010
Plant and equipment	$8.2	$10.1
Less accumulated amortization	2.0	4.1
	$6.2	$6.0
Amortization of plant and equipment under capital leases is included in depreciation expense in each of the years ended December 31, 2011, 2010 and 2009.
Capital lease obligations of $3.8 million, $0.5 million and $1.2 million were incurred in connection with lease agreements to acquire plant and equipment during 2011, 2010 and 2009, respectively.
NOTE 13—Contingencies

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 14—Guarantees

Under various financing arrangements for certain customers, including independently owned retail dealerships, NMHG provides recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which NMHG is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at December 31, 2011 and December 31, 2010 were $179.1 million and $193.3 million, respectively. As of December 31, 2011, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying consolidated financial statements. NMHG generally retains a security interest in the related assets financed such that, in the event NMHG would become obligated under the terms of the recourse or repurchase obligations, NMHG would take title to the assets financed. The fair value of collateral held at December 31, 2011 was approximately $201.2 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities for which it has provided recourse or repurchase obligations. As of December 31, 2011, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, there can be no assurance that the risk may not increase in the future. In addition, NMHG has an agreement with GECC to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $44.3 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $9.6 million as of December 31, 2011. The $44.3 million is included in the $179.1 million of total amounts subject to recourse or repurchase obligations at December 31, 2011.
NOTE 15—Product Warranties

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
Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

	2011	2010
Balance at January 1	$40.0	$38.5
Warranties issued	42.6	37.2
Settlements made	(34.1)	(35.1)
Foreign currency effect	(0.5)	(0.6)
Balance at December 31	$48.0	$40.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 16—Common Stock and Earnings per Share
NACCO Industries, Inc. Class A common stock is traded on the New York Stock Exchange under the ticker symbol “NC.” Because of transfer restrictions on Class B common stock, no trading market has developed, or is expected to develop, for the Company's Class B common stock. The Class B common stock is convertible into Class A common stock on a one-for-one basis at any time at the request of the holder. The Company's Class A common stock and Class B common stock have the same cash dividend rights per share. The Class A common stock has one vote per share and the Class B common stock has ten votes per share. The total number of authorized shares of Class A common stock and Class B common stock at December 31, 2011 was 25,000,000 shares and 6,756,176 shares, respectively. Treasury shares of Class A common stock totaling 1,409,915 and 1,450,550 at December 31, 2011 and 2010, respectively, have been deducted from shares outstanding.
Stock Options: The 1975 and 1981 stock option plans, as amended, provide for the granting to officers and other key employees of options to purchase Class A common stock and Class B common stock of the Company at a price not less than the market value of such stock at the date of grant. Options become exercisable over a four-year period and expire ten years from the date of the grant. During the three-year period ending December 31, 2011, there were 80,701 shares of Class A common stock and 80,100 shares of Class B common stock available for grant. However, no options were granted during the three-year period ending December 31, 2011 and no options remain outstanding at the end of any of the years ended December 31, 2011, 2010 and 2009. At present, the Company does not intend to issue additional stock options.
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

	2011	2010	2009
Basic weighted average shares outstanding	8.383	8.328	8.290
Dilutive effect of restricted stock awards	0.025	0.016	0.006
Diluted weighted average shares outstanding	8.408	8.344	8.296
Basic earnings per share	$19.34	$9.55	$3.75
Diluted earnings per share	$19.28	$9.53	$3.75

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 17—Income Taxes
The components of income before income taxes and provision for income taxes for the years ended December 31 are as follows:

	2011	2010	2009
Income (loss) before income taxes
Domestic	$141.6	$35.4	$49.1
Foreign	72.2	61.4	(20.2)
	$213.8	$96.8	$28.9
Income tax provision
Current tax provision (benefit):
Federal	$31.5	$(2.9)	$(12.1)
State	2.8	1.3	4.6
Foreign	8.8	10.5	3.0
Total current	43.1	8.9	(4.5)
Deferred tax provision (benefit):
Federal	10.4	7.7	23.9
State	0.3	0.5	(1.8)
Foreign	(2.1)	0.3	2.9
Total deferred	8.6	8.5	25.0
	$51.7	$17.4	$20.5
The Company made income tax payments of $33.6 million, $15.8 million and $8.5 million during 2011, 2010 and 2009, respectively. During the same periods, income tax refunds totaled $0.6 million, $4.4 million and $11.0 million, respectively.
A reconciliation of the federal statutory and effective income tax rate for the year ended December 31 is as follows:

	2011	2010	2009
Income before income taxes	$213.8	$96.8	$28.9
Statutory taxes at 35.0%	$74.8	$33.9	$10.1
State income taxes	4.1	1.2	1.3
Non-deductible expenses	2.1	1.4	1.7
Unremitted foreign earnings	1.6	1.7	10.3
Foreign statutory rate differences	(10.0)	(14.7)	(3.1)
Valuation allowance	(9.5)	9.1	17.8
Percentage depletion	(6.9)	(7.2)	(6.5)
Equity interest earnings	(1.9)	(0.4)	1.2
R&D and other federal credits	(0.9)	(0.7)	(0.9)
Tax controversy resolution	—	(6.6)	0.7
Basis difference in foreign stock	—	—	(11.9)
Other	(1.7)	(0.3)	(0.2)
Income tax provision	$51.7	$17.4	$20.5
Effective income tax rate	24.2%	18.0%	70.9%

As of December 31, 2011, the cumulative unremitted earnings of the Company's foreign subsidiaries are approximately $300 million. The Company determined during 2009 that up to $75 million in foreign earnings, primarily with respect to its European business group, may be repatriated within the foreseeable future. As a result of additional earnings and changes in currency exchange rates, the Company increased its estimate of the foreign earnings to be repatriated within the foreseeable future by an additional $5 million in both 2011 and 2010. During 2010, the Company repatriated $28 million of such deferred earnings to the U.S. There were no repatriations of these deferred earnings in 2011. As a result of these determinations and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

actions, the Company has provided a cumulative deferred tax liability in the amount of $8.8 million with respect to the cumulative unremitted earnings of the Company as of December 31, 2011. The Company has continued to conclude that predominantly all remaining foreign earnings in excess of this amount will be indefinitely reinvested in its foreign operations and, therefore, the recording of deferred tax liabilities for such unremitted earnings is not required. It is impracticable to determine the total amount of unrecognized deferred taxes with respect to these permanently reinvested earnings; however, foreign tax credits would be available to partially reduce U.S. income taxes in the event of a distribution.
A detailed summary of the total deferred tax assets and liabilities in the Company's Consolidated Balance Sheets resulting from differences in the book and tax basis of assets and liabilities follows:

	December 31
	2011	2010
Deferred tax assets
Tax carryforwards	$62.7	$82.0
Accrued expenses and reserves	54.7	58.1
Accrued pension benefits	24.9	24.1
Other employee benefits	12.4	11.1
Other	11.4	11.2
Total deferred tax assets	166.1	186.5
Less: Valuation allowance	65.5	76.9
	100.6	109.6
Deferred tax liabilities
Depreciation and depletion	47.4	48.8
Partnership investment - development costs	18.7	20.3
Unremitted foreign earnings	8.8	9.8
Inventories	4.2	3.6
Total deferred tax liabilities	79.1	82.5
Net deferred tax asset	$21.5	$27.1
The following table summarizes the tax carryforwards and associated carryforward periods and related valuation allowances where the Company has determined that realization is uncertain:

	December 31, 2011
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$34.7	$34.7	2012-Indefinite
State losses	12.1	9.8	2012-2031
Alternative minimum tax credit	5.0	—	Indefinite
Foreign tax credit	2.1	—	2019-2020
Capital losses	8.8	8.8	2014-Indefinite
Total	$62.7	$53.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	December 31, 2010
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$40.9	$40.9	2011-Indefinite
State losses	13.9	10.8	2011-2030
Alternative minimum tax credit	8.6	—	Indefinite
Foreign tax credit	6.6	—	2013-2019
Capital losses	8.2	8.2	2011-Indefinite
General business credit	3.8	—	2024-2030
Total	$82.0	$59.9
The Company continually evaluates its deferred tax assets to determine if a valuation allowance is required. A valuation allowance is required where realization is determined to no longer meet the “more likely than not” standard. During 2008 and continuing into 2009, significant downturns were experienced in NMHG's major markets. The significant decrease in the operations, and certain actions taken by management to reduce NMHG's manufacturing capacity to more appropriate levels, resulted in a three-year cumulative loss for each of NMHG's Australian, European and U.S. operations. As a result, valuation allowances against deferred tax assets for these operations have been provided. Although NMHG projects earnings over the longer term for the operations, such longer-term forecasts cannot be utilized to support the future utilization of deferred tax assets when a three-year cumulative loss is present.
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
During 2011 and 2010, the net valuation allowance provided against certain deferred tax assets decreased by $11.4 million and increased by $10.4 million, respectively. The change in the total valuation allowance in 2011 included a net decrease in tax expense of $9.5 million and a decrease in the overall U.S. dollar value of valuation allowances previously recorded in foreign currencies and amounts recorded directly in equity of $1.9 million. The change in the total valuation allowance in 2010 included a net increase in tax expense of $9.1 million and an increase in the overall U.S. dollar value of valuation allowances previously recorded in foreign currencies and amounts recorded directly in equity of approximately $1.3 million.
Based upon the review of historical earnings and trends, forecasted earnings and the relevant expiration of carryforwards, the Company believes the valuation allowances provided are appropriate. At December 31, 2011, the Company had gross net operating loss carryforwards in non-U.S. jurisdictions of $126.4 million and U.S. state jurisdictions of $300.3 million. The Company expects that if the major markets for its products continue to experience economic recovery similar to 2011, the Company would expect to start to release valuation allowances in taxing jurisdictions when a three-year cumulative loss is no longer present and long-term forecasts are favorable.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following is a reconciliation of the Company's total gross unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the financial statements for the years ended December 31, 2011 and 2010. Approximately $9.6 million and $10.0 million of these gross amounts as of December 31, 2011 and 2010, respectively, relate to permanent items that, if recognized, would impact the effective income tax rate. This amount differs from the gross unrecognized tax benefits presented in the table below due to the decrease in U.S. federal income taxes which would occur upon the recognition of the state tax benefits included herein.

	2011	2010
Balance at January 1	$11.2	$16.6
Net additions for tax positions of prior years	0.1	—
Additions based on tax positions related to the current year	1.1	1.6
Reductions due to settlements with taxing authorities and the lapse of the applicable statute of limitations	(1.6)	(6.6)
Other changes in unrecognized tax benefits including foreign currency translations adjustments	(0.1)	(0.4)
Balance at December 31	$10.7	$11.2
The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The Company recognized net expense of $0.1 million, a net benefit of $1.9 million and a net benefit of $1.0 million in interest and penalties related to uncertain tax positions during 2011, 2010 and 2009, respectively. The total amount of interest and penalties accrued was $1.6 million as of both December 31, 2011 and 2010.
The Company expects the amount of unrecognized tax benefits will change within the next twelve months; however, the change in unrecognized tax benefits, which is reasonably possible within the next twelve months, is not expected to have a significant effect on the Company's financial position or results of operations.
In general, the Company operates in taxing jurisdictions that provide a statute of limitations period ranging from three to five years for the taxing authorities to review the applicable tax filings. The examination of the 2007 and 2008 U.S. federal tax returns was completed in May 2011; however, one unsettled issue is being pursued through the Internal Revenue Service Appeals process and is expected to be settled favorably during early 2012. The examination of the 2009 and 2010 U.S. federal tax years commenced in February 2012. The Company is currently under examination in various non-U.S. jurisdictions for which the statute of limitations has been extended. The Company believes these examinations are routine in nature and are not expected to result in any material tax assessments. The Company does not have any additional material taxing jurisdictions in which the statute of limitations has been extended beyond the applicable time frame allowed by law.
NOTE 18—Retirement Benefit Plans
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The assumptions used in accounting for the defined benefit plans were as follows for the years ended December 31:

	2011	2010	2009
United States Plans
Weighted average discount rates	4.30% - 4.55%	5.10% - 5.30%	5.65% - 5.90%
Expected long-term rate of return on assets	8.25%	8.50%	8.50%
Non-U.S. Plans
Weighted average discount rates	4.25% - 5.00%	5.25% - 5.50%	5.70% - 6.00%
Rate of increase in compensation levels	2.50% - 3.50%	2.50% - 3.90%	2.50% - 4.00%
Expected long-term rate of return on assets	5.00% - 8.00%	5.50% - 8.25%	3.50% - 8.50%
Each year, the assumptions used to calculate the benefit obligation are used to calculate the net periodic pension expense for the following year.
Set forth below is a detail of the net periodic pension expense for the defined benefit plans for the years ended December 31:

	2011	2010	2009
United States Plans
Service cost	$—	$—	$0.3
Interest cost	7.4	7.9	8.4
Expected return on plan assets	(9.5)	(8.5)	(8.8)
Amortization of actuarial loss	5.5	4.8	4.8
Amortization of prior service cost (credit)	(0.4)	(0.4)	0.1
Net periodic pension expense	$3.0	$3.8	$4.8
Non-U.S. Plans
Service cost	$2.2	$1.6	$1.4
Interest cost	7.7	7.0	6.9
Expected return on plan assets	(9.4)	(8.6)	(8.3)
Amortization of actuarial loss	3.7	2.9	1.6
Amortization of prior service credit	(0.2)	(0.1)	(0.1)
Amortization of transition liability	0.2	0.2	0.1
Net periodic pension expense	$4.2	$3.0	$1.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Set forth below is a detail of other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the year ended December 31:

	2011	2010	2009
United States Plans
Current year actuarial loss	$18.6	$2.6	$0.2
Amortization of actuarial loss	(5.5)	(4.8)	(4.8)
Current year prior service credit	—	(0.2)	(2.9)
Amortization of prior service (credit) cost	0.4	0.4	(0.1)
Total recognized in other comprehensive income (loss)	$13.5	$(2.0)	$(7.6)
Non-U.S. Plans
Current year actuarial loss	$7.8	$3.4	$11.4
Amortization of actuarial loss	(3.7)	(2.9)	(1.6)
Amortization of prior service credit	0.2	0.1	0.1
Amortization of transition liability	(0.2)	(0.2)	(0.1)
Total recognized in other comprehensive income (loss)	$4.1	$0.4	$9.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following table sets forth the changes in the benefit obligation and the plan assets during the year and the funded status of the defined benefit plans at December 31:

	2011		2010
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligation
Projected benefit obligation at beginning of year	$146.0	$139.9	$140.8	$132.6
Service cost	—	2.2	—	1.6
Interest cost	7.4	7.7	7.9	7.0
Actuarial (gain) loss	11.6	(2.5)	7.0	8.7
Benefits paid	(10.0)	(7.1)	(9.5)	(5.2)
Employee contributions	—	0.7	—	0.7
Plan amendments	—	—	(0.2)	—
Foreign currency exchange rate changes	—	(0.7)	—	(5.5)
Projected benefit obligation at end of year	$155.0	$140.2	$146.0	$139.9
Accumulated benefit obligation at end of year	$155.0	$133.1	$146.0	$138.0
Change in plan assets
Fair value of plan assets at beginning of year	$107.1	$119.1	$90.1	$107.8
Actual return on plan assets	2.4	(1.1)	12.8	14.0
Employer contributions	13.0	5.2	13.7	6.4
Employee contributions	—	0.7	—	0.7
Benefits paid	(10.0)	(7.1)	(9.5)	(5.2)
Foreign currency exchange rate changes	—	(0.5)	—	(4.6)
Fair value of plan assets at end of year	$112.5	$116.3	$107.1	$119.1
Funded status at end of year	$(42.5)	$(23.9)	$(38.9)	$(20.8)
Amounts recognized in the balance sheets consist of:
Noncurrent assets	$—	$—	$—	$0.8
Current liabilities	(0.7)	—	(0.3)	—
Noncurrent liabilities	(41.8)	(23.9)	(38.6)	(21.6)
	$(42.5)	$(23.9)	$(38.9)	$(20.8)
Components of accumulated other comprehensive income (loss) consist of:
Actuarial loss	$84.5	$51.7	$71.4	$47.6
Prior service credit	(2.0)	(0.1)	(2.4)	(0.2)
Transition obligation	—	0.6	—	0.7
Deferred taxes	(29.9)	(1.5)	(24.9)	(1.1)
Change in statutory tax rate	(1.2)	(10.6)	(1.2)	(10.6)
Foreign currency translation adjustment	—	(0.8)	—	(0.8)
	$51.4	$39.3	$42.9	$35.6
The transition obligation, prior service credit and actuarial loss included in accumulated other comprehensive income (loss) expected to be recognized in net periodic benefit cost in 2012 are $0.1 million (less than $0.1 million net of tax), $0.3 million ($0.2 million net of tax) and $10.3 million ($6.7 million net of tax), respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The Company expects to contribute $8.0 million and $5.0 million to its U.S. and non-U.S. pension plans, respectively, in 2012.
The Company maintains two supplemental defined benefit plans that pay monthly benefits to participants directly out of corporate funds. All other pension benefit payments are made from assets of the pension plans. Future pension benefit payments expected to be paid from assets of the pension plans are:

	U.S. Plans	Non-U.S. Plans
2012	$10.8	$4.7
2013	10.5	4.9
2014	10.6	5.6
2015	10.7	6.6
2016	10.8	6.6
2017 - 2021	53.6	39.9
	$107.0	$68.3
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
The following is the actual allocation percentage and target allocation percentage for the U.S. pension plan assets at December 31:

	2011 Actual Allocation	2010 Actual Allocation	Target Allocation Range
U.S. equity securities	52.6%	52.8%	41.0% - 62.0%
Non-U.S. equity securities	11.8%	13.1%	10.0% - 16.0%
Fixed income securities	34.6%	33.6%	30.0% - 40.0%
Money market	1.0%	0.5%	0.0% - 10.0%
The following is the actual allocation percentage and target allocation percentage for the NMHG U.K. pension plan assets at December 31:

	2011 Actual Allocation	2010 Actual Allocation	Target Allocation Range
U.K. equity securities	34.9%	34.5%	33.5% - 36.5%
Non-U.K. equity securities	34.4%	36.0%	27.5% - 42.5%
Fixed income securities	30.7%	29.5%	25.5% - 34.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following is the actual allocation percentage and target allocation percentage for the HBB Canadian pension plan assets at December 31:

	2011 Actual Allocation	2010 Actual Allocation	Target Allocation Range
Canadian equity securities	33.0%	36.0%	28.0% - 38.0%
Non-Canadian equity securities	34.0%	33.0%	27.0% - 37.0%
Fixed income securities	33.0%	31.0%	25.0% - 45.0%
Cash and cash equivalents	—%	—%	0.0% - 5.0%
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

	Level 1		Level 2
	2011	2010	2011	2010
U.S. equity securities	$59.2	$56.7	$12.6	$12.4
U.K. equity securities	—	—	35.7	35.6
Non-U.S., non-U.K. equity securities	13.3	14.0	25.7	28.1
Fixed income securities	38.9	35.9	32.9	32.0
Annuity contracts	—	—	9.4	11.0
Money market	1.1	0.5	—	—
Total	$112.5	$107.1	$116.3	$119.1
Postretirement Health Care and Life Insurance: The Company also maintains health care plans which provide benefits to eligible retired employees. All health care plans of the Company have a cap on the Company's share of the costs. These plans have no assets. Under the Company's current policy, plan benefits are funded at the time they are due to participants. Effective January 1, 2010, NMHG eliminated its retiree life insurance plan for non-union retirees. Effective June 30, 2010, the parent company eliminated its subsidized retiree medical plan. Effective September 1, 2010, HBB eliminated its retiree life insurance plan. Effective December 31, 2011, NMHG eliminated all retiree life insurance plans and its subsidized retiree medical plan for employees who have not retired before such date. As of January 1, 2012, the Company will no longer maintain any retiree life insurance plans.
The assumptions used in accounting for the postretirement benefit plans are set forth below for the years ended December 31:

	2011	2010	2009
Weighted average discount rates	3.90%	4.70%	5.30%
Health care cost trend rate assumed for next year	7.5%	7.5%	6.0%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2018	2018	2012
Each year, the assumptions used to calculate the benefit obligation are used to calculate the net periodic benefit cost for the following year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects at December 31, 2011:

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$—	$—
Effect on postretirement benefit obligation	$0.2	$(0.2)
Set forth below is a detail of the net periodic benefit income for the postretirement health care and life insurance plans for the years ended December 31:

	2011	2010	2009
Service cost	$0.1	$0.2	$0.2
Interest cost	0.3	0.4	0.6
Amortization of actuarial (gain) loss	0.2	(0.3)	0.7
Amortization of prior service credit	(0.1)	(0.3)	(3.3)
Plan amendments	(2.9)	(0.9)	—
Net periodic benefit income	$(2.4)	$(0.9)	$(1.8)
Set forth below is a detail of other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the year ended December 31:

	2011	2010	2009
Current year actuarial (gain) loss	$0.2	$0.2	$1.6
Amortization of actuarial gain (loss)	(0.2)	0.3	(0.7)
Current year prior service credit	(2.9)	—	(3.1)
Amortization of prior service credit	3.0	0.3	3.3
Total recognized in other comprehensive income (loss)	$0.1	$0.8	$1.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following sets forth the changes in benefit obligations during the year and the funded status of the postretirement health care and life insurance plans at December 31:

	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$7.1	$8.3
Service cost	0.1	0.2
Interest cost	0.3	0.4
Actuarial gain	0.2	0.1
Plan amendments	(2.9)	(0.8)
Benefits paid	(0.6)	(1.1)
Benefit obligation at end of year	$4.2	$7.1
Funded status at end of year	$(4.2)	$(7.1)
Amounts recognized in the balance sheets consist of:
Current liabilities	$(0.5)	$(0.7)
Noncurrent liabilities	(3.7)	(6.4)
	$(4.2)	$(7.1)
Components of accumulated other comprehensive income (loss) consist of:
Actuarial gain	$0.2	$0.2
Prior service credit	(0.7)	(0.8)
Deferred taxes	0.2	0.2
	$(0.3)	$(0.4)
The prior service credit included in accumulated other comprehensive income (loss) expected to be recognized in net periodic benefit cost in 2012 is $0.2 million ($0.1 million net of tax). No transition obligation or actuarial loss is expected to be recognized in net periodic benefit cost in 2012.
Future postretirement benefit payments expected to be paid are:

2012	$0.4
2013	0.4
2014	0.4
2015	0.4
2016	0.3
2017 - 2021	1.6
$3.5
Defined Contribution Plans: NACCO and its subsidiaries have defined contribution (401(k)) plans for substantially all U.S. employees and similar plans for employees outside of the United States. For NACCO and those subsidiaries, other than HBB, the applicable company matches employee contributions based on plan provisions. In addition, NACCO and certain other subsidiaries have defined contribution retirement plans that generally provide for a stated minimum employer contribution. These plans also permit additional contributions whereby the applicable company's contribution to participants is determined annually based on a formula that includes the effect of actual compared with targeted operating results and the age and compensation of the participants. Total costs, including Company contributions, for these plans were $24.8 million, $12.7 million and $5.4 million in 2011, 2010 and 2009, respectively. During 2010 and 2009, the Company and certain subsidiaries of the Company suspended or reduced the company match of employee contributions and the employer contributions to its defined contribution retirement plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 19—Business Segments
NACCO is a holding company with the following principal subsidiaries: NMHG, HBB, KC and NACoal. See Note 1 for a discussion of the Company's industries and product lines. NACCO's non-operating segment, NACCO and Other, includes the accounts of the parent company and Bellaire. NACCO's reportable segments include the following three management units: NMHG Americas, NMHG Europe and NMHG Other. NMHG Americas includes its operations in the United States, Canada, Mexico, Brazil and Latin America. NMHG Europe includes its operations in Europe, the Middle East and Africa. NMHG Other includes NMHG's corporate headquarters and its immaterial operating segments, which include operations in the Asia-Pacific region. Certain amounts are allocated to these geographic management units and are included in the segment results presented below, including product development costs, corporate headquarters expenses, information technology infrastructure costs and NACCO management fees. These allocations among geographic management units are determined by NMHG's corporate headquarters and not directly incurred by the geographic operations. In addition, other costs are incurred directly by these geographic management units based upon the location of the manufacturing plant or sales units, including manufacturing variances, product liability, warranty and sales discounts, which may not be associated with the geographic management unit of the ultimate end user sales location where revenues and margins are reported. Therefore, the reported results of each NMHG segment cannot be considered stand-alone entities as all NMHG reportable segments are inter-related and integrate into a single global NMHG business.
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
The parent company charges management fees to its operating subsidiaries for services provided by the corporate headquarters. The management fees are based upon estimated parent company resources devoted to providing centralized services and stewardship activities and are allocated among all subsidiaries based upon the relative size and complexity of each subsidiary. To determine the amounts and allocation of management fees among the subsidiaries each year, the parent company reviews the time its employees devoted to each operating subsidiary and the estimated costs for providing centralized services and stewardship activities in the next year. In addition, the parent company reviews the amount of management fees allocated to its operating subsidiaries each quarter to ensure the amount continues to be reasonable based on the actual costs incurred to date. The Company believes the allocation method is consistently applied and reasonable. Total 2011, 2010 and 2009 fees were $16.9 million, $16.0 million and $11.5 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2011	2010	2009
Revenues from external customers
NMHG
NMHG Americas	$1,570.7	$1,140.7	$853.4
NMHG Europe	751.7	476.6	390.1
NMHG Other	218.4	184.6	231.7
	2,540.8	1,801.9	1,475.2
HBB	493.0	515.7	497.0
KC	221.2	219.6	213.9
NACoal	81.8	156.8	129.5
NACCO and Other	—	—	—
Eliminations	(5.6)	(6.5)	(5.0)
Total	$3,331.2	$2,687.5	$2,310.6
Gross profit
NMHG
NMHG Americas	$244.0	$176.3	$128.4
NMHG Europe	110.2	73.8	31.6
NMHG Other	29.3	29.7	24.7
	383.5	279.8	184.7
HBB	97.2	111.1	107.4
KC	97.4	97.7	94.8
NACoal	15.3	37.9	21.3
NACCO and Other	(0.2)	(0.2)	(0.1)
Eliminations	(0.1)	(0.1)	—
Total	$593.1	$526.2	$408.1
Selling, general and administrative expenses
NMHG
NMHG Americas	$157.0	$127.8	$104.8
NMHG Europe	88.3	72.8	73.3
NMHG Other	28.0	28.9	29.9
	273.3	229.5	208.0
HBB	63.4	65.2	57.0
KC	94.9	91.8	88.1
NACoal	26.6	28.2	25.9
NACCO and Other	7.1	10.6	9.3
Total	$465.3	$425.3	$388.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2011	2010	2009
Operating profit (loss)
NMHG
NMHG Americas	$86.8	$48.5	$23.5
NMHG Europe	21.9	2.7	(47.9)
NMHG Other	1.3	(5.1)	(6.8)
	110.0	46.1	(31.2)
HBB	33.8	45.9	50.4
KC	2.5	5.9	6.7
NACoal	35.2	53.3	42.6
NACCO and Other	(7.3)	(10.8)	(9.4)
Eliminations	(0.1)	(0.1)	—
Total	$174.1	$140.3	$59.1
Interest expense
NMHG
NMHG Americas	$15.8	$10.1	$11.4
NMHG Europe	0.5	2.5	3.5
NMHG Other	(0.5)	4.0	4.1
	15.8	16.6	19.0
HBB	5.2	7.2	8.6
KC	0.5	0.3	0.4
NACoal	3.0	3.3	4.1
NACCO and Other	—	—	0.4
Eliminations	—	—	(0.3)
Total	$24.5	$27.4	$32.2
Interest income
NMHG
NMHG Americas	$(1.0)	$(1.5)	$(1.7)
NMHG Europe	(0.2)	(0.2)	(0.4)
NMHG Other	(0.6)	(0.6)	(0.7)
	(1.8)	(2.3)	(2.8)
HBB	—	—	(0.1)
KC	—	—	—
NACoal	(0.3)	(0.3)	(0.3)
NACCO and Other	—	—	(0.3)
Eliminations	—	—	0.3
Total	$(2.1)	$(2.6)	$(3.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2011	2010	2009
Other (income) expense
NMHG
NMHG Americas	$(5.5)	$(3.0)	$(4.4)
NMHG Europe	1.0	1.0	0.8
NMHG Other	(1.0)	(0.3)	3.0
	(5.5)	(2.3)	(0.6)
HBB	0.8	0.3	0.4
KC	0.1	0.1	0.1
NACoal	(1.4)	(0.1)	(0.6)
NACCO and Other	(56.1)	20.7	1.9
Total	$(62.1)	$18.7	$1.2
Income tax provision (benefit)
NMHG
NMHG Americas	$13.1	$16.3	$6.9
NMHG Europe	—	(0.1)	(9.4)
NMHG Other	5.8	(14.4)	(1.1)
	18.9	1.8	(3.6)
HBB	9.4	14.0	15.4
KC	0.8	2.0	2.3
NACoal	4.5	10.8	8.8
NACCO and Other	18.1	(11.1)	(2.4)
Eliminations	—	(0.1)	—
Total	$51.7	$17.4	$20.5
Net income (loss) attributable to stockholders
NMHG
NMHG Americas	$64.4	$26.5	$11.3
NMHG Europe	20.5	(0.3)	(42.5)
NMHG Other	(2.3)	6.2	(11.9)
	82.6	32.4	(43.1)
HBB	18.4	24.4	26.1
KC	1.1	3.5	3.9
NACoal	29.4	39.6	53.2
NACCO and Other	30.7	(20.4)	(9.0)
Eliminations	(0.1)	—	—
Total	$162.1	$79.5	$31.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2011	2010	2009
Total assets
NMHG
NMHG Americas	$596.0	$557.0	$438.5
NMHG Europe	404.5	353.0	295.6
NMHG Other	116.5	131.2	180.0
	1,117.0	1,041.2	914.1
HBB	201.5	251.7	217.8
KC	89.0	86.6	81.9
NACoal	278.5	269.2	266.6
NACCO and Other	169.5	71.8	105.1
Eliminations	(54.1)	(62.2)	(96.8)
Total	$1,801.4	$1,658.3	$1,488.7
Depreciation, depletion and amortization
NMHG
NMHG Americas	$15.4	$17.0	$17.9
NMHG Europe	6.1	6.5	6.4
NMHG Other	9.8	10.4	11.9
	31.3	33.9	36.2
HBB	4.9	3.6	3.7
KC	3.1	3.5	3.7
NACoal	7.9	9.9	9.0
NACCO and Other	0.5	1.3	1.0
Total	$47.7	$52.2	$53.6
Capital expenditures
NMHG
NMHG Americas	$7.3	$5.1	$1.2
NMHG Europe	3.9	3.5	3.3
NMHG Other	5.3	3.5	1.3
	16.5	12.1	5.8
HBB	3.7	2.2	2.1
KC	2.3	2.7	1.0
NACoal	14.1	9.8	10.5
NACCO and Other	0.1	1.1	14.1
Eliminations	—	(1.6)	—
Total	$36.7	$26.3	$33.5

At December 31, 2011, 2010, and 2009, NMHG Americas' total assets included $86.6 million, $90.4 million and $66.2 million, respectively, of cash. For the same periods, NMHG Europe had $88.2 million, $68.8 million and $80.2 million, respectively, of cash.

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

	United States	Europe, Africa and Middle East	Other	Consolidated
2011
Revenues from unaffiliated customers, based on the customers’ location	$1,797.6	$758.0	$775.6	$3,331.2
Long-lived assets	$231.9	$34.7	$57.6	$324.2
2010
Revenues from unaffiliated customers, based on the customers’ location	$1,556.5	$491.1	$639.9	$2,687.5
Long-lived assets	$227.1	$40.8	$66.5	$334.4
2009
Revenues from unaffiliated customers, based on the customers’ location	$1,415.5	$410.6	$484.5	$2,310.6
Long-lived assets	$277.4	$48.1	$66.2	$391.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 20—Quarterly Results of Operations (Unaudited)
A summary of the unaudited results of operations for the year ended December 31 is as follows:

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues
NMHG	$586.6	$648.0	$628.8	$677.4
HBB	100.6	104.3	126.7	161.4
KC	40.9	40.0	48.9	91.4
NACoal	17.9	19.4	21.0	23.5
Eliminations	(0.5)	(0.7)	(2.0)	(2.4)
	$745.5	$811.0	$823.4	$951.3
Gross profit	$136.6	$137.9	$137.5	$181.1
Earnings of unconsolidated mines	$12.1	$9.5	$11.1	$12.8
Operating profit (loss)
NMHG	$30.4	$27.5	$24.1	$28.0
HBB	3.3	3.6	7.9	19.0
KC	(5.4)	(4.3)	(0.6)	12.8
NACoal	9.5	5.3	7.0	13.4
NACCO and Other	(2.5)	(1.1)	(0.9)	(2.8)
Eliminations	—	0.1	(0.1)	(0.1)
	$35.3	$31.1	$37.4	$70.3

Net income	$62.8	$19.1	$25.7	$54.5
Net income (loss) attributable to stockholders
NMHG	$22.3	$19.2	$17.5	$23.6
HBB	1.0	1.3	4.1	12.0
KC	(3.3)	(2.7)	(0.5)	7.6
NACoal	7.1	4.6	5.8	11.9
NACCO and Other	34.7	(1.0)	(0.7)	(2.3)
Eliminations	1.0	(2.2)	(0.5)	1.6
	$62.8	$19.2	$25.7	$54.4

Basic earnings per share	$7.51	$2.29	$3.06	$6.48
Diluted earnings per share	$7.48	$2.28	$3.05	$6.47

During the first quarter of 2011, the Company entered into a settlement agreement for litigation against Applica and individuals and entities affiliated with Applica's shareholder, Harbinger Capital Partners Master Fund, Ltd. The settlement agreement provided for, among other things, the payment of $60 million to the Company and dismissal of the lawsuit with prejudice. The payment was received in February 2011.
The significant increase in operating results in the fourth quarter of 2011 compared with the prior quarters of 2011 is primarily due to the seasonal nature of HBB's and KC's businesses.
The reduction in operating results at NACoal during the first nine months of 2011 was primarily due to a decrease in tons delivered at MLMC as a result of unplanned customer power plant outages.

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
The significant increase in operating results in the fourth quarter of 2010 compared with the prior quarters of 2010 is primarily due to the seasonal nature of HBB's and KC's businesses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 21—Parent Company Condensed Balance Sheets
The condensed balance sheets of NACCO, the parent company, at December 31 are as follows:

	2011	2010
ASSETS
Cash and cash equivalents	$130.7	$29.6
Other current assets	6.3	0.2
Current intercompany accounts receivable, net	—	0.5
Investment in subsidiaries
NMHG	296.3	230.7
HBB	35.0	13.9
KC	46.7	48.1
NACoal	96.1	141.5
Other	16.6	16.8
	490.7	451.0
Property, plant and equipment, net	1.9	2.2
Other non-current assets	6.8	14.7
Total Assets	$636.4	$498.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$15.7	$12.4
Current intercompany accounts payable, net	9.3	—
Note payable to Bellaire	22.4	25.2
Other non-current liabilities	12.8	13.2
Stockholders’ equity	576.2	447.4
Total Liabilities and Stockholders’ Equity	$636.4	$498.2
The credit agreements at NMHG, HBB, KC and NACoal allow the transfer of assets to NACCO under certain circumstances. The amount of NACCO's investment in NMHG, HBB, KC and NACoal and NACCO and Other that was restricted at December 31, 2011 totaled approximately $390.5 million. The amount of unrestricted cash available to NACCO included in “Investment in subsidiaries” was $51.7 million at December 31, 2011. Dividends, advances and management fees from its subsidiaries are the primary sources of cash for NACCO.
NOTE 22—Related Party Transactions

Nine of NACoal's wholly owned subsidiaries, Coteau, Falkirk, Sabine, Demery, Caddo Creek, Camino Real, Liberty, NoDak and NACC India each meet the definition of a variable interest entity. See Note 1 for a discussion of these entities. The taxes resulting from the earnings of the unconsolidated mines and NoDak are solely the responsibility of the Company. The pre-tax income from the seven unconsolidated mines is reported on the line “Earnings of unconsolidated mines” in the Consolidated Statements of Operations, with related taxes included in the provision for income taxes. The Company has included the pre-tax earnings of the unconsolidated mines above operating profit as they are an integral component of the Company's business and operating results. The pre-tax income from NoDak is reported on the line "Other" in the "Other (income) expense" section of the Consolidated Statement of Operations, with the related income taxes included in the provision for income taxes. The net income from NACC India is reported on the line "Other" in the "Other (income) expense" section of the Consolidated Statements of Operations. The investment in the unconsolidated mines and related tax asset was $22.0 million and $21.6 million at December 31, 2011 and 2010, respectively, and is included on the line “Other Non-current Assets” in the Consolidated Balance Sheets. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $6.3 million, $5.0 million and $3.5 million at December 31, 2011, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Summarized financial information for the unconsolidated mines is as follows:

	2011	2010	2009
Statement of Operations
Revenues	$502.6	$461.7	$421.1
Gross profit	$71.7	$71.7	$63.7
Income before income taxes	$47.0	$43.4	$38.6
Income from continuing operations	$36.5	$33.1	$29.8
Net income	$36.5	$33.1	$29.8
Balance Sheet
Current assets	$144.1	$130.9
Non-current assets	$685.2	$633.6
Current liabilities	$162.1	$115.2
Non-current liabilities	$660.9	$644.3
NACoal received dividends of $35.2 million and $31.6 million from the unconsolidated mines in 2011 and 2010, respectively.
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
Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third-parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. NFS’ total purchases of Hyster® and Yale® lift trucks from dealers, customers and directly from NMHG, such that NFS could provide lease financing to dealers and customers, for the years ended December 31, 2011, 2010 and 2009 were $337.3 million, $243.9 million and $266.7 million, respectively. Of these amounts, $38.7 million, $23.7 million and $38.0 million for the years ended December 31, 2011, 2010 and 2009, respectively, were invoiced directly from NMHG to NFS so that the dealer or customer could obtain operating lease financing from NFS. Amounts receivable from NFS were $4.9 million and $3.2 million at December 31, 2011 and 2010, respectively.
Under the terms of the joint venture agreement with GECC, NMHG provides recourse for financing provided by NFS to NMHG dealers. Additionally, the credit quality of a customer or concentration issues within GECC may necessitate providing recourse or repurchase obligations of the lift trucks purchased by customers and financed through NFS. At December 31, 2011, approximately $112.9 million of the Company's total recourse or repurchase obligations related to transactions with NFS. NMHG has reserved for losses under the terms of the recourse or repurchase obligations in its consolidated financial statements. Historically, NMHG has not had significant losses with respect to these obligations. During 2011, 2010 and 2009, the net losses resulting from customer defaults did not have a material impact on NMHG's results of operations or financial position.
In connection with the joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS’ debt with GECC, such that NMHG would become liable under the terms of NFS’ debt agreements with GECC in the case of default by NFS. At December 31, 2011, loans from GECC to NFS totaled $684.7 million. Although NMHG's contractual guarantee was $136.9 million, the loans by GECC to NFS are secured by NFS’ customer receivables, of which NMHG guarantees $112.9 million. Excluding the $112.9 million of NFS receivables guaranteed by NMHG from NFS’ loans to GECC, NMHG's incremental obligation as a result of this guarantee to GECC is $114.4 million. NFS has not defaulted under the terms of this debt financing in the past and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.
In addition to providing financing to NMHG's dealers, NFS provides operating lease financing to NMHG. Operating lease obligations primarily relate to specific sale-leaseback-sublease transactions for certain NMHG customers whereby NMHG sells lift trucks to NFS, NMHG leases these lift trucks back under an operating lease agreement and NMHG subleases those lift

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

trucks to customers under an operating lease agreement. Total obligations to NFS under the operating lease agreements were $6.0 million and $7.3 million at December 31, 2011 and 2010, respectively. In addition, NMHG provides certain subsidies to its customers that are paid directly to NFS. Total subsidies were $1.4 million, $4.0 million and $5.4 million for 2011, 2010 and 2009, respectively.
NMHG provides certain services to NFS for which it receives compensation under the terms of the joint venture agreement. These services consist primarily of administrative functions and remarketing services. Total income recorded by NMHG related to these services was $7.3 million in 2011, $5.0 million in 2010 and $7.6 million in 2009.
NMHG has a 50% ownership interest in SN, a limited liability company that was formed primarily to manufacture and distribute Sumitomo-Yale branded lift trucks in Japan and export Hyster®- and Yale®-branded lift trucks and related components and service parts outside of Japan. NMHG purchases products from SN under normal trade terms based on current market prices. In 2011, 2010 and 2009, purchases from SN were $105.5 million, $66.9 million and $44.7 million, respectively. Amounts payable to SN at December 31, 2011 and 2010 were $21.6 million and $30.7 million, respectively.
During 2010 and 2009, NMHG recognized $1.1 million and $1.8 million, respectively, in expenses related to payments to SN for engineering design services. These expenses were included in “Selling, general and administrative expenses” in the Consolidated Statement of Operations. No expenses were recognized for these services in 2011. Additionally, NMHG recognized income of $1.6 million, $1.2 million and $0.4 million for payments from SN for use of technology developed by NMHG that are included in “Revenues” in the Consolidated Statement of Operations for the years ended December 31, 2011, 2010 and 2009, respectively.
Summarized financial information for both equity investments is as follows:

	2011	2010	2009
Statement of Operations
Revenues	$444.3	$358.6	$310.6
Gross profit	$126.9	$106.7	$88.5
Income from continuing operations	$23.7	$7.1	$1.5
Net income	$23.7	$7.1	$1.5
Balance Sheet
Current assets	$138.8	$128.6
Non-current assets	$997.2	$1,038.0
Current liabilities	$122.8	$119.0
Non-current liabilities	$875.7	$925.9
The Company's percentage share of the net income or loss from its equity investments is reported on the line “(Income) loss from other unconsolidated affiliates” in the “Other (income) expense” portion of the Consolidated Statements of Operations.
At December 31, 2011 and 2010, NMHG's investment in NFS was $13.6 million and $12.1 million, respectively, and NMHG's investment in SN was $34.2 million and $30.3 million, respectively. NMHG received dividends of $2.3 million and $2.9 million from NFS in 2011 and 2010, respectively. No dividends were received from SN in 2011 and 2010.
Legal services rendered by Jones Day approximated $4.9 million, $14.3 million and $2.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. The significant increase in services rendered during 2010 related to the Applica litigation discussed further in Note 5. A director of the Company is also a partner of this law firm.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY CONDENSED BALANCE SHEETS

	December 31
	2011	2010
	(In millions)
ASSETS
Cash and cash equivalents	$130.7	$29.6
Other current assets	6.3	0.2
Current intercompany accounts receivable, net	—	0.5
Investment in subsidiaries
NMHG	296.3	230.7
HBB	35.0	13.9
KC	46.7	48.1
NACoal	96.1	141.5
Other	16.6	16.8
	490.7	451.0
Property, plant and equipment, net	1.9	2.2
Other non-current assets	6.8	14.7
Total Assets	$636.4	$498.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$15.7	$12.4
Current intercompany accounts payable, net	9.3	—
Note payable to Bellaire	22.4	25.2
Other non-current liabilities	12.8	13.2
Stockholders’ equity	576.2	447.4
Total Liabilities and Stockholders’ Equity	$636.4	$498.2
See Notes to Parent Company Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2011	2010	2009
	(In millions)
(Income) expense:
Intercompany interest expense	$1.7	$1.9	$1.6
Other, net	2.9	18.8	1.5
	4.6	20.7	3.1
Administrative and general expenses	7.0	10.5	9.2
Loss before income taxes	(11.6)	(31.2)	(12.3)
Income tax benefit	(3.0)	(11.0)	(2.7)
Net loss before equity in earnings of subsidiaries	(8.6)	(20.2)	(9.6)
Equity in earnings of subsidiaries	170.7	99.6	40.6
Net income	162.1	79.4	31.0
Net loss attributable to noncontrolling interest	—	0.1	0.1
Net income attributable to stockholders	$162.1	$79.5	$31.1
See Notes to Parent Company Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2011	2010	2009
	(In millions)
Operating Activities
Net income	$162.1	$79.4	$31.0
Equity in earnings of subsidiaries	(170.7)	(99.6)	(40.6)
Parent company only net loss	(8.6)	(20.2)	(9.6)
Net changes related to operating activities	12.1	(9.1)	(31.6)
Net cash provided by (used for) operating activities	3.5	(29.3)	(41.2)
Investing Activities
Expenditures for property, plant and equipment	(0.1)	(1.1)	(14.1)
Net cash used for investing activities	(0.1)	(1.1)	(14.1)
Financing Activities
Dividends received from subsidiaries	124.4	29.6	15.5
Proceeds from the sale of assets	—	1.6	—
Intercompany notes	—	—	72.9
Notes payable to Bellaire	(2.8)	(2.6)	(0.4)
Capital contributions to subsidiaries	(4.0)	—	(38.0)
Purchase of treasury shares	(2.1)	—	—
Cash dividends paid	(17.8)	(17.4)	(17.1)
Net cash provided by financing activities	97.7	11.2	32.9
Cash and cash equivalents
Increase (decrease) for the period	101.1	(19.2)	(22.4)
Balance at the beginning of the period	29.6	48.8	71.2
Balance at the end of the period	$130.7	$29.6	$48.8
See Notes to Parent Company Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO PARENT COMPANY CONDENSED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2011, 2010 AND 2009
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
NOTE B — UNRESTRICTED CASH
The amount of unrestricted cash available to NACCO, included in “Investment in subsidiaries,” was $51.7 million at December 31, 2011 and was in addition to the $130.7 million of cash included in the Parent Company Condensed Balance Sheet at December 31, 2011.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
YEAR ENDED DECEMBER 31, 2011, 2010 AND 2009

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts — Describe (C)	Deductions — Describe		Balance at End of Period (E)
(In millions)
2011
Reserves deducted from asset accounts:
Allowance for doubtful accounts (D)	$11.2	$5.7	$(0.3)	$3.6	(A)	$13.0
Allowance for discounts, adjustments and returns	11.1	15.1	0.9	13.8	(B)	13.3
2010
Reserves deducted from asset accounts:
Allowance for doubtful accounts (D)	$19.1	$1.5	$(0.3)	$9.1	(A)	$11.2
Allowance for discounts, adjustments and returns	11.5	14.9	—	15.3	(B)	11.1
2009
Reserves deducted from asset accounts:
Allowance for doubtful accounts (D)	$15.7	$3.9	$0.8	$1.3	(A)	$19.1
Allowance for discounts, adjustments and returns	12.4	17.0	—	17.9	(B)	11.5

(A)	Write-offs, net of recoveries.

(B)	Payments and customer deductions for product returns, discounts and allowances.

(C)	Subsidiary's foreign currency translation adjustments and other.

(D)	Includes allowance of receivables classified as long-term of $4.9 million, $5.0 million and $12.0 million in 2011, 2010 and 2009, respectively.

(E)	Balances which are not required to be presented and those which are immaterial have been omitted.

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

4.8
Amendment to Stockholders’ Agreement, dated as of November 14, 1996, among the signatories thereto, the Company, the New Participating Stockholders (as defined therein) and Key Bank, N.A. (successor to Ameritrust Company National Association), as depository, is incorporated herein by reference to Exhibit No. 13 to Amendment No. 3 to the Schedule 13D filed on November 26, 1996, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.9
Amendment to Stockholders’ Agreement, dated as of November 14, 1996, among the signatories thereto, the Company, the New Participating Stockholders (as defined therein) and Key Bank, N.A. (successor to Ameritrust Company National Association), as depository, is incorporated herein by reference to Exhibit No. 14 to Amendment No. 3 to the Schedule 13D filed on November 26, 1996, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.10
Amendment to Stockholders’ Agreement, dated as of April 9, 1998, by and among KeyCorp Shareholder Services, Inc., the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated herein by reference to Exhibit No. 19 to Amendment No. 6 to the Schedule 13D filed on March 25, 1999, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.11
Amendment to Stockholders’ Agreement, dated as of December 26, 1998, by and among KeyCorp Shareholder Services, Inc., the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated herein by reference to Exhibit No. 20 to Amendment No. 6 to the Schedule 13D filed on March 25, 1999, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.12
Amendment to Stockholders’ Agreement, dated as of November 30, 1999, by and among First Chicago Trust Company of New York, the Company and the Participating Stockholders (as defined therein) is incorporated herein by reference to Exhibit No. 21 to Amendment No. 7 to the Schedule 13D filed on March 30, 2000, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.13
Amendment to Stockholders’ Agreement, dated as of November 30, 1999, by and among First Chicago Trust Company of New York, the Company and the Participating Stockholders (as defined therein) is incorporated herein by reference to Exhibit No. 22 to Amendment No. 7 to the Schedule 13D filed on March 30, 2000, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.14
Amendment to Stockholders’ Agreement, dated as of March 30, 2000, by and among First Chicago Trust Company of New York, the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated herein by reference to Exhibit No. 23 to Amendment No. 7 to the Schedule 13D filed on March 30, 2000, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.15
Amendment to Stockholders’ Agreement, dated as of October 31, 2000, by and among National City Bank (Cleveland), the Company, and the Participating Stockholders (as defined therein) is incorporated herein by reference to Exhibit No. 24 to Amendment No. 8 to the Schedule 13D filed on February 14, 2001, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.16
Amendment to Stockholders’ Agreement, dated as of October 31, 2000, by and among First Chicago Trust Company of New York, the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated herein by reference to Exhibit No. 25 Amendment No. 8 to the Schedule 13D filed on February 14, 2001, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.17
Amendment to Stockholders’ Agreement, dated as of February 14, 2001, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholders (as defined therein) is incorporated herein by reference to Exhibit No. 26 to Amendment No. 8 to the Schedule 13D filed on February 14, 2001, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.18
Amendment to Stockholders’ Agreement, dated as of December 26, 2001, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated herein by reference to Exhibit No. 27 to Amendment No. 9 to the Schedule 13D filed on February 14, 2002, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.19
Amendment to Stockholders’ Agreement, dated as of February 11, 2002, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated herein by reference to Exhibit No. 28 to Amendment No. 9 to the Schedule 13D filed on February 14, 2002, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.20
Amendment to Stockholders’ Agreement, dated as of October 24, 2002, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated herein by reference to Exhibit No. 29 to Amendment No. 10 to the Schedule 13D filed on February 14, 2003, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.21
Amendment to Stockholders’ Agreement, dated as of December 30, 2002, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated herein by reference to Exhibit No. 30 to Amendment No. 10 to the Schedule 13D filed on February 14, 2003, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

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

4.24
Amendment to Stockholders’ Agreement, dated as of March 24, 2006, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated herein by reference to Exhibit No. 35 to Amendment No. 15 to the Schedule 13D filed on February 14, 2008, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.25
Amendment to Stockholders’ Agreement, dated as of September 19, 2007, by and among National City Bank (Cleveland), the Company, the Participating Stockholders (as defined therein) and the New Participating Stockholder (as defined therein) is incorporated herein by reference to Exhibit No. 34 to Amendment No. 15 to the Schedule 13D filed on February 14, 2008, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.26
Amendment to Stockholders’ Agreement, dated as of November 13, 2008, by and among National City Bank, the Company, the Participating Stockholders and the New Participating Stockholders is incorporated herein by reference to Exhibit No. 36 to Amendment No. 16 to the Schedule 13D filed on February 13, 2009, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.27
Amendment to Stockholders’ Agreement, dated as of November 26, 2008, by and among National City Bank, the Company, the Participating Stockholders and the New Participating Stockholders is incorporated herein by reference to Exhibit No. 37 to Amendment No. 16 to the Schedule 13D filed on February 13, 2009, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.28
Amendment to Stockholders’ Agreement, dated as of November 27, 2009, by and among National City Bank, the Company, the Participating Stockholders and the New Participating Stockholders is incorporated herein by reference to Exhibit No. 38 to Amendment No. 17 to the Schedule 13D filed on February 16, 2010, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

4.29
Amendment to Stockholders’ Agreement, dated as of February 8, 2011, by and among PNC Bank (as successor in interest to National City Bank), the Company, the Participating Stockholders and the New Participating Stockholder is incorporated herein by reference to Exhibit No. 39 to Amendment No. 19 to the Schedule 13D filed on February 14, 2012, with respect to the Class B Common Stock, par value $1.00 per share, of NACCO Industries, Inc., Commission File Number 5-38001.

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

10.9*
NACCO Industries, Inc. Supplemental Executive Long-Term Incentive Bonus Plan (Amended and Restated Effective as of January 1, 2008) is incorporated herein by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Commission File Number 1-9172.

10.10*
The Retirement Plan For Alfred M. Rankin, Jr. (As Amended and Restated as of December 1, 2007) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.11*
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

10.14*
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

10.17*
Amendment No. 2 to the NACCO Industries, Inc. Unfunded Benefit Plan (As Amended and Restated Effective as of December 1, 2007) is incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, Commission File Number 1-9172.

10.18*
NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan (As Amended and Restated Effective as of January 1, 2010) is incorporated herein by reference to Appendix A to NACCO's Definitive Proxy Statement, filed by the Company on March 26, 2010, Commission File Number 1-9172.

10.19*
NACCO Industries, Inc. Annual Incentive Compensation Plan (Effective January 1, 2010) is incorporated herein by reference to Appendix D to NACCO's Definitive Proxy Statement, filed by the Company on March 26, 2010, Commission File Number 1-9172.

10.20*
NACCO Industries, Inc. Non-Employee Directors' Equity Compensation Plan (Amended and Restated Effective May 11, 2011) is incorporated herein by reference to Appendix A to NACCO's Definitive Proxy Statement, filed by the Company on March 18, 2011, Commission File Number 1-9172.

10.21
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

10.22
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

10.23*
The North American Coal Corporation Deferred Compensation Plan For Management Employees (As Amended and Restated as of December 1, 2007) is incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.24*
The North American Coal Corporation Excess Retirement Plan (Effective January 1, 2008) is incorporated herein by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.25*
The North American Coal Corporation Supplemental Retirement Benefit Plan (As Amended and Restated as of January 1, 2008) is incorporated herein by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.26*
The North American Coal Corporation Value Appreciation Plan For Years 2006 to 2015 (Amended and Restated Effective January 1, 2008) is incorporated herein by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.27*
Amendment No. 1 to The North American Coal Corporation Deferred Compensation Plan For Management Employees (As Amended and Restated as of December 1, 2007) is incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed by the Company on November 13, 2008, Commission File Number 1-9172.

10.28*
Amendment No. 1 to the North American Coal Corporation Value Appreciation Plan for Years 2006 to 2015 (Amended and Restated Effective January 1, 2008) is incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Commission File Number 1-9172.

10.29
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

10.30*
Amendment No. 2 to The North American Coal Corporation Value Appreciation Plan for Years 2006 to 2015 (Amended and Restated Effective January 1, 2008) is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on November 4, 2009, Commission File Number 1-9172.

10.31*
Amendment No. 1 to The North America Coal Corporation Supplemental Retirement Benefit Plan (As Amended and Restated as of January 1, 2008) is incorporated herein by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, Commission File Number 1-9172.

10.32*
Amendment No. 2 to the North American Coal Corporation Deferred Compensation Plan for Management Employees (As Amended and Restated as of December 1, 2007) is incorporated herein by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, Commission File Number 1-9172.

10.33*
The North American Coal Corporation Annual Incentive Compensation Plan (Effective January 1, 2010), is incorporated herein by reference to Appendix E to NACCO's Definitive Proxy Statement, filed by the Company on March 26, 2010, Commission File Number 1-9172.

10.34*
Amendment No. 3 to The North American Coal Corporation Value Appreciation Plan for Years 2006 to 2015 (Amended and Restated Effective January 1, 2008) is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on May 5, 2010, Commission File Number 1-9172.

10.35*
Amendment No. 4 to The North American Coal Corporation Value Appreciation Plan for Years 2006 to 2015 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on November 12, 2010, Commission File Number 1-9172.

10.36*
Amendment No. 2 to The North American Coal Corporation Supplemental Retirement Benefit Plan (As Amended and Restated as of January 1, 2008) is incorporated herein by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, Commission File Number 1-9172.

10.37
Amended and Restated Credit Agreement by and among The North American Coal Corporation and the Lenders party thereto and PNC Capital Markets LLC, as Lead Arranger and Bookrunner, PNC Bank, National Association, as Administrative Agent, and KeyBank National Association and Regions Bank, as Co-Syndication Agents, and Union Bank, N.A. as documentation agent, dated as of December 13, 2011 is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on December 16, 2011, Commission File Number 1-9172.

10.38
Operating Agreement, dated July 31, 1979, among Eaton Corporation and Sumitomo Heavy Industries, Ltd. is incorporated herein by reference to Exhibit 10.2 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.39
Amendment, dated as of January 1, 1994, to the Third Amendment and Restated Operating Agreement dated as of November 7, 1991, between NACCO Materials Handling Group and AT&T Commercial Finance Corporation is incorporated herein by reference to Exhibit 10(c) to the Hyster-Yale Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, Commission File Number 33-28812.

10.40
Equity joint venture contract, dated November 27, 1997, between Shanghai Perfect Jinqiao United Development Company Ltd., People’s Republic of China, NACCO Materials Handling Group, Inc., USA, and Sumitomo-Yale Company Ltd., Japan is incorporated herein by reference to Exhibit 10.3 to NMHG Holding Co.’s Registration Statement on Form S-4, dated May 28, 2002, Commission File Number 333-89248.

10.41
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

10.43
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

10.52
Letter Agreement, dated March 12, 2004, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated herein by reference to Exhibit 10.36 to NMHG Holding Co.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, Commission File Number 333-89248.

10.53
Letter Agreement, dated December 15, 2004, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated herein by reference to Exhibit 10.1 to NMHG Holding Co.’s Current Report on Form 8-K, filed on February 18, 2005, Commission File Number 333-89248.

10.54
Letter Agreement, dated February 14, 2005, between General Electric Capital Corporation and NACCO Materials Handling Group, Inc. amending the International Operating Agreement is incorporated herein by reference to Exhibit 10.2 to NMHG Holding Co.’s Current Report on Form 8-K, filed on February 18, 2005, Commission File Number 333-89248.

10.55
Letter Agreement, dated March 28, 2005, between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on April 1, 2005, Commission File Number 1-9172.

10.56
Letter Agreement, dated May 31, 2005, between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on June 6, 2005, Commission File Number 1-9172.

10.57
Amendment No. 5, dated September 29, 2005, to the International Operating Agreement between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated herein by reference to Exhibit 10.1 to NMHG Holding Co.’s Current Report on Form 8-K, filed on October 4, 2005, Commission File Number 333-89248.

10.58
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

10.59
Agreement for Services between NMHG Oregon, LLC and Reginald R. Eklund, Effective July 1, 2006 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on September 6, 2006, Commission File Number 1-9172.

10.60*
The NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan For the Period From January 1, 2000 Through December 31, 2007 (As Amended and Restated as of December 1, 2007), is incorporated herein by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.61*
Amendment No. 1 to The NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan For the Period From January 1, 2000 Through December 31, 2007 (As Amended and Restated as of December 1, 2007), is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on April 30, 2008, Commission File Number 1-9172.

10.62
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

10.63
Amendment No. 7, effective as of July 1, 2008, to the International Operating Agreement, dated as of April 15, 1998, by and between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on August 1, 2008, Commission File Number 1-9172.

10.64
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

10.65
Letter Agreement executed October 15, 2008 by and between NACCO Materials Handling Group, Inc. and General Electric Capital Corporation is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on October 20, 2008, Commission File Number 1-9172.

10.66*
NACCO Materials Handling Group, Inc. Excess Pension Plan for UK Transferees (As Amended and Restated Effective November 11, 2008) is incorporated herein by reference to Exhibit 10.81 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Commission File Number 1-9172.

10.67*
The NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (As Amended and Restated April 24, 2009) is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on May 5, 2009, Commission File Number 1-9172.

10.68*
Amendment No. 1 to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (As Amended and Restated Effective April 24, 2009) is incorporated herein by reference to Exhibit 10.86 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, Commission File Number 1-9172.

10.69*
Amendment No. 2 to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan for the Period from January 1, 2000 through December 31, 2007 (As Amended and Restated as of December 1, 2007) is incorporated herein by reference to Exhibit 10.88 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, Commission File Number 1-9172.

10.70*
Amendment No. 3 to the NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan for the Period from January 1, 2000 through December 31, 2007 (As Amended and Restated as of December 1, 2007) is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed by the Company on May 5, 2010, Commission File Number 1-9172.

10.71*
Amendment No. 2 to the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (As Amended and Restated Effective as of April 24, 2009) is incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q, filed by the Company on May 5, 2010, Commission File Number 1-9172.

10.72*
The NACCO Materials Handling Group, Inc. 2010 Annual Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on March 30, 2010, Commission File Number 1-9172.

10.73*
NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (Effective January 1, 2010) is incorporated herein by reference to Appendix B to NACCO's Definitive Proxy Statement, filed by the Company on March 26, 2010, Commission File Number 1-9172.

10.74*
The NACCO Materials Handling Group, Inc. Excess Retirement Plan (Effective January 1, 2012) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on November 16, 2011, Commission File Number 1-9172.

10.75*
The NACCO Materials Handling Group, Inc. 2011 Annual Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed by the Company on March 9, 2011, Commission File Number 1-9172.

10.76
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

10.77*
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

10.80
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

10.81
Pledge Agreement, dated as of December 17, 2002, by and among HB-PS Holding Company, Inc. and Wachovia National Association, as Administrative Agent (100% of stock of Hamilton Beach/Proctor-Silex, Inc.) is incorporated herein by reference to Exhibit 10(xcviii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.82
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

10.84
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

10.87
Second Amendment to Credit Agreement, dated as of June 23, 2005, among Hamilton Beach/Proctor-Silex, Inc., the Lenders named therein and Wachovia Bank, as Agent, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on June 24, 2005, Commission File Number 1-9172.

10.88
Third Amendment to Credit Agreement, dated as of May 17, 2006, among Hamilton Beach/Proctor-Silex, Inc., the Lenders named therein and Wachovia Bank, as Agent, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on June 26, 2006, Commission File Number 1-9172.

10.89
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

10.90
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

10.91
First Amendment to Term Loan Credit Agreement, dated as of July 6, 2007, among Hamilton Beach/Proctor-Silex, Inc., the Lenders named therein and UBS AG, Stamford Branch as Administrative Agent, is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on August 6, 2007, Commission File Number 1-9172.

10.92*
The Hamilton Beach Brands, Inc. Excess Retirement Plan (Effective January 1, 2008), is incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.93*
The Hamilton Beach Brands, Inc. Long-Term Incentive Compensation Plan For the Period From January 1, 2003 Through December 31, 2007 (As Amended and Restated as of December 1, 2007), is incorporated herein by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.94*
Amendment No. 1 to The Hamilton Beach Brands, Inc. Long-Term Incentive Compensation Plan For the Period From January 1, 2003 Through December 31, 2007 (As Amended and Restated Effective as of December 1, 2007), is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on April 30, 2008, Commission File Number 1-9172.

10.95*
Amendment No. 2 to the Hamilton Beach Brands, Inc. Long-Term Incentive Compensation Plan for the Period from January 1, 2003 through December 31, 2007 (As Amended and Restated Effective as of December 1, 2007) is incorporated herein by reference to Exhibit 10.117 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, Commission File Number 1-9172.

10.96*
The Hamilton Beach Brands, Inc. 2010 Annual Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed by the Company on May 5, 2010, Commission File Number 1-9172.

10.97*
The Hamilton Beach Brands, Inc. Long-Term Incentive Compensation Plan (Effective January 1, 2010) (is incorporated herein by reference to Appendix C to NACCO's Definitive Proxy Statement, filed by the Company on March 26, 2010, Commission File Number 1-9172.

10.98*
The Hamilton Beach Brands, Inc. 2011 Annual Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on March 9, 2011, Commission File Number 1-9172.

(21) Subsidiaries. A list of the subsidiaries of the Company is attached hereto as Exhibit 21.
(23) Consents of experts and counsel.

23.1	Consents of experts and counsel.
(24) Powers of Attorney.

24.1	A copy of a power of attorney for John P. Jumper is attached hereto as Exhibit 24.1.
24.2	A copy of a power of attorney for Dennis W. LaBarre is attached hereto as Exhibit 24.2.
24.3	A copy of a power of attorney for Richard de J. Osborne is attached hereto as Exhibit 24.3.
24.4	A copy of a power of attorney for Michael E. Shannon is attached hereto as Exhibit 24.4.
24.5	A copy of a power of attorney for Britton T. Taplin is attached hereto as Exhibit 24.5.
24.6	A copy of a power of attorney for David F. Taplin is attached hereto as Exhibit 24.6.
24.7	A copy of a power of attorney for John F. Turben is attached hereto as Exhibit 24.7.
24.8	A copy of a power of attorney for Eugene Wong is attached hereto as Exhibit 24.8.

(31) Rule 13a-14(a)/15d-14(a) Certifications.

31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31(i)(1).
31(i)(2)	Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31(i)(2).

(32)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and Kenneth C. Schilling

(95)	Mine Safety Disclosure Exhibit is attached hereto as Exhibit 95.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item15(b) of this Annual Report on Form 10-K.