Form 10-Q
period 2012-03-31
NACCO INDUSTRIES INC
filed 2012-05-02
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

YES ☐ NO ☑

Number of shares of Class A Common Stock outstanding at April 27, 2012: 6,797,404
Number of shares of Class B Common Stock outstanding at April 27, 2012: 1,590,571

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31 2012	DECEMBER 31 2011
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$314.9	$338.6
Accounts receivable, net	445.4	464.5
Inventories, net	477.9	470.3
Deferred income taxes	28.8	30.7
Prepaid expenses and other	64.4	39.6
Assets held for sale	10.0	31.4
Total Current Assets	1,341.4	1,375.1
Property, Plant and Equipment, Net	253.3	254.3
Coal Supply Agreement, Net	57.3	57.9
Long-term Deferred Income Taxes	3.7	3.5
Other Non-current Assets	94.1	110.6
Total Assets	$1,749.8	$1,801.4
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$412.0	$412.5
Revolving credit agreements - not guaranteed by the parent company	45.0	67.0
Current maturities of long-term debt - not guaranteed by the parent company	229.9	178.1
Accrued payroll	32.0	61.7
Deferred revenue	11.7	11.2
Other current liabilities	139.9	160.7
Total Current Liabilities	870.5	891.2
Long-term Debt - not guaranteed by the parent company	63.5	129.1
Pension and other Postretirement Obligations	75.7	81.0
Long-term Deferred Income Taxes	17.1	12.7
Other Long-term Liabilities	112.3	110.4
Total Liabilities	1,139.1	1,224.4
Stockholders' Equity
Common stock:
Class A, par value $1 per share, 6,795,404 shares outstanding (2011 - 6,778,346 shares outstanding)	6.8	6.8
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,592,571 shares outstanding (2011 - 1,595,581 shares outstanding)	1.6	1.6
Capital in excess of par value	23.2	22.7
Retained earnings	640.4	619.7
Accumulated other comprehensive loss	(62.1)	(74.6)
Total Stockholders' Equity	609.9	576.2
Noncontrolling Interest	0.8	0.8
Total Equity	610.7	577.0
Total Liabilities and Equity	$1,749.8	$1,801.4

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED
	MARCH 31
	2012	2011
	(In millions, except per share data)
Revenues	$803.2	$745.5
Cost of sales	658.6	608.9
Gross Profit	144.6	136.6
Earnings of unconsolidated mines	12.0	12.1
Selling, general and administrative expenses	118.8	113.4
Operating Profit	37.8	35.3
Other (income) expense
Interest expense	5.5	6.2
Applica settlement and litigation costs	—	(57.2)
Other	(1.4)	(0.7)
	4.1	(51.7)
Income Before Income Taxes	33.7	87.0
Income tax provision	8.5	24.2
Net Income	25.2	62.8
Net Income Attributable to Stockholders	$25.2	$62.8

Comprehensive Income	$37.7	$72.1

Basic Earnings per Share	$3.01	$7.51
Diluted Earnings per Share	$3.00	$7.48

Dividends per Share	$0.5325	$0.5225

Basic Weighted Average Shares Outstanding	8.379	8.363
Diluted Weighted Average Shares Outstanding	8.394	8.399

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31
	2012	2011
	(In millions)
Operating Activities
Net income	$25.2	$62.8
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation, depletion and amortization	10.3	11.5
Amortization of deferred financing fees	0.6	0.7
Deferred income taxes	3.4	12.2
Other non-current liabilities	(3.0)	(4.5)
Other	5.4	3.2
Working capital changes:
Accounts receivable	27.9	(25.6)
Inventories	(2.0)	(30.4)
Other current assets	(13.3)	(11.8)
Accounts payable	(5.2)	(1.4)
Other current liabilities	(46.8)	(25.5)
Net cash provided by (used for) operating activities	2.5	(8.8)

Investing Activities
Expenditures for property, plant and equipment	(5.5)	(6.2)
Proceeds from the sale of assets	20.6	—
Other	—	0.4
Net cash provided by (used for) investing activities	15.1	(5.8)

Financing Activities
Additions to long-term debt	4.7	3.3
Reductions of long-term debt	(20.3)	(7.2)
Net additions (reductions) to revolving credit agreements	(22.0)	7.4
Cash dividends paid	(4.5)	(4.4)
Purchase of treasury shares	(0.6)	—
Financing fees paid	(1.7)	—
Other	0.1	(0.1)
Net cash used for financing activities	(44.3)	(1.0)

Effect of exchange rate changes on cash	3.0	3.5

Cash and Cash Equivalents
Decrease for the period	(23.7)	(12.1)
Balance at the beginning of the period	338.6	261.9
Balance at the end of the period	$314.9	$249.8

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	THREE MONTHS ENDED
	MARCH 31
	2012	2011
	(In millions, except per share data)
Stockholders' Equity:
Class A Common Stock	$6.8	$6.8

Class B Common Stock	1.6	1.6

Capital in Excess of Par Value
Beginning balance	22.7	22.6
Stock-based compensation	0.9	0.7
Shares issued under stock compensation plans	0.2	0.1
Purchase of treasury shares	(0.6)	—
	23.2	23.4
Retained Earnings
Beginning balance	619.7	475.4
Net income attributable to stockholders	25.2	62.8
Cash dividends on Class A and Class B common stock:
2012 $0.5325 per share	(4.5)	—
2011 $0.5225 per share	—	(4.4)
	640.4	533.8
Accumulated Other Comprehensive Income (Loss)
Foreign currency translation adjustment
Beginning balance	13.2	28.1
Current period other comprehensive income	10.9	10.2
	24.1	38.3
Deferred gain (loss) on cash flow hedging
Beginning balance	2.6	(9.0)
Current period other comprehensive loss	(0.6)	(4.7)
Reclassification adjustment to net income	0.2	1.9
	2.2	(11.8)
Pension and postretirement plan adjustment
Beginning balance	(90.4)	(78.1)
Reclassification adjustment to net income	2.0	1.9
	(88.4)	(76.2)
	(62.1)	(49.7)
Total Stockholders' Equity	609.9	515.9

Noncontrolling Interest	0.8	0.8

Total Equity	$610.7	$516.7

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of March 31, 2012 and the results of its operations, cash flows and changes in equity for the three months ended March 31, 2012 and 2011 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements.

Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2012. Because the HBB and KC businesses are seasonal, a majority of revenues and operating profit typically occurs in the second half of the calendar year when sales of small electric household appliances to retailers and consumers increase significantly for the fall holiday-selling season. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Note 2 - Recently Issued Accounting Standards

Accounting Standards Adopted in 2012:

On January 1, 2012, the Company adopted authoritative guidance issued by the Financial Accounting Standard Board ("FASB") on fair value measurement. The guidance resulted in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. generally accepted accounting principles and International Financial Reporting Standards. The adoption of the guidance did not have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.

On January 1, 2012, the Company adopted authoritative guidance issued by the FASB on the presentation of comprehensive income. The guidance provides an entity with the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity. The adoption of the guidance did not have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.

Reclassifications: Certain amounts in the prior periods' unaudited condensed consolidated financial statements have been reclassified to conform to the current period's presentation.

Note 3 - Restructuring and Related Programs
During 2009, NMHG's management approved a plan to close its facility in Modena, Italy and consolidate its activities into NMHG's facility in Masate, Italy. These actions were taken to further reduce NMHG's manufacturing capacity to more appropriate levels. As a result, NMHG recognized a charge of approximately $5.6 million during 2009. Of this amount, $5.3 million related to severance and $0.3 million related to lease impairment. During 2010, $1.9 million of the accrual was reversed as a result of a reduction in the expected amount to be paid to former employees due to the finalization of an agreement with the Italian government. Severance payments of $0.1 million were made during the first three months of 2012. Payments related to this restructuring program are expected to continue through 2012. No further charges related to this plan are expected.
During 2008 and 2009, based on the decline in economic conditions, NMHG's management reduced its number of employees worldwide. As a result, NMHG recognized a charge of approximately $6.3 million in 2008 and $3.4 million in 2009 related to severance. During 2009, $1.1 million of the accrual was reversed as a result of a reduction in the expected amount paid to employees. No severance payments were made under this plan during the first three months of 2012, however payments are expected to be made through the remainder of 2012. No further charges related to this plan are expected.

Following is the activity related to the liability for the NMHG programs. Amounts for severance expected to be paid within one year are included on the line “Accrued payroll” in the Unaudited Condensed Consolidated Balance Sheets.

Severance
Balance at January 1, 2012	$1.4
Payments	(0.1)
Balance at March 31, 2012	$1.3

Note 4 - Inventories

Inventories are summarized as follows:

	MARCH 31 2012	DECEMBER 31 2011
Manufactured inventories:
Finished goods and service parts - NMHG	$167.6	$160.3
Raw materials and work in process - NMHG	201.7	198.8
Total manufactured inventories	369.3	359.1
Sourced inventories - HBB	75.1	75.6
Retail inventories - KC	59.8	61.5
Total inventories at FIFO	504.2	496.2
Coal - NACoal	14.0	13.1
Mining supplies - NACoal	11.9	11.1
Total inventories at weighted average	25.9	24.2
NMHG LIFO reserve	(52.2)	(50.1)
	$477.9	$470.3

The cost of certain manufactured inventories at NMHG, including service parts, has been determined using the last-in-first-out (“LIFO”) method. At March 31, 2012 and December 31, 2011, 33% and 35%, respectively, of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.

Note 5 - Current and Long-Term Financing

On March 8, 2012, NMHG entered into an amended and restated credit agreement for a $200.0 million secured, floating-rate revolving credit facility (the "NMHG Facility”). The NMHG Facility expires in March 2017. There were no borrowings outstanding under the NMHG Facility at March 31, 2012. At March 31, 2012, the excess availability under the NMHG Facility was $192.9 million, which reflects reductions of $7.1 million for letters of credit. The obligations under the NMHG Facility are secured by a first lien on the cash and cash equivalents, accounts receivable and inventory of NMHG. The approximate book value of NMHG's assets held as collateral under the NMHG Facility was $700 million as of March 31, 2012.

The maximum availability under the NMHG Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the NMHG Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the NMHG Facility. A portion of the availability can be denominated in British pounds or euros. Borrowings bear interest at a floating rate which can be a base rate or LIBOR, as defined in the NMHG Facility, plus an applicable margin. The applicable margins, effective March 31, 2012, for domestic base rate loans and LIBOR loans were 0.75% and 1.75%, respectively. The domestic and foreign floating rates of interest applicable to the NMHG Facility on March 31, 2012 were 4.00% and a range of 2.25% to 3.00%, respectively, including the applicable floating rate margin. The applicable margin, effective March 31, 2012, for foreign overdraft loans was 2.00%. The NMHG Facility also requires the payment of a fee of 0.375% to 0.50% per annum on the unused commitment based on the average daily outstanding balance during the preceding month. At March 31, 2012, the fee was 0.50%.

The NMHG Facility includes restrictive covenants, which, among other things, limit the payment of dividends to NACCO. Prior to the repayment of the NMHG term loan agreement and subject to achieving availability thresholds and a maximum leverage ratio, annual dividends to NACCO are limited to the larger of $5.0 million or 50% of the preceding year's net income for NMHG. After the repayment of the NMHG term loan agreement, annual dividends to NACCO are subject to maintaining a certain level of availability prior to and upon payment of a dividend and achieving a minimum fixed charge coverage ratio, as defined in the NMHG Facility. The NMHG Facility also requires NMHG to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the NMHG Facility. At March 31, 2012, NMHG was in compliance with the covenants in the NMHG Facility.

NMHG incurred fees and expenses of $1.7 million in the first quarter of 2012 related to the amended and restated NMHG Facility. These fees were deferred and are being amortized as interest expense over the term of the NMHG Facility.

Note 6 - Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account subsidiary credit risk, which is Level 2 as defined in the fair value hierarchy. At March 31, 2012, the fair value of revolving credit agreements and long-term debt, excluding capital leases, was $332.8 million compared with the book value of $333.1 million. At December 31, 2011, the fair value of revolving credit agreements and long-term debt, excluding capital leases, was $369.4 million compared with the book value of $370.7 million.

Derivative Financial Instruments

The Company uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies. The Company offsets fair value amounts related to foreign currency exchange contracts executed with the same counterparty. These contracts hedge firm commitments and forecasted transactions relating to cash flows associated with sales and purchases denominated in currencies other than the subsidiaries' functional currencies. Changes in the fair value of forward foreign currency exchange contracts that are effective as hedges are recorded in accumulated other comprehensive income (loss) (“OCI”). Deferred gains or losses are reclassified from OCI to the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in cost of sales. The ineffective portion of derivatives that are classified as hedges is immediately recognized in earnings and generally recognized in cost of sales.

The Company uses interest rate swap agreements to partially reduce risks related to floating rate financing agreements that are subject to changes in the market rate of interest. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. The Company's interest rate swap agreements and its variable rate financings are predominately based upon the three-month and six-month LIBOR. Changes in the fair value of interest rate swap agreements that are effective as hedges are recorded in OCI. Deferred gains or losses are reclassified from OCI to the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in interest expense. The ineffective portion of derivatives that are classified as hedges is immediately recognized in earnings and included on the line “Other” in the “Other (income) expense” section of the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss).

Interest rate swap agreements and forward foreign currency exchange contracts held by the Company have been designated as hedges of forecasted cash flows. The Company does not currently hold any nonderivative instruments designated as hedges or any derivatives designated as fair value hedges.

The Company periodically enters into foreign currency exchange contracts that do not meet the criteria for hedge accounting. These derivatives are used to reduce the Company's exposure to foreign currency risk related to forecasted purchase or sales transactions or forecasted intercompany cash payments or settlements. Gains and losses on these derivatives are included on the line “Cost of sales” or “Other” in the “Other (income) expense” section of the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss).

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

Foreign Currency Derivatives: NMHG and HBB held forward foreign currency exchange contracts with total notional amounts of $357.3 million and $19.5 million, respectively, at March 31, 2012, primarily denominated in euros, U.S. dollars, British pounds, Japanese yen, Canadian dollars, Swedish kroner, Mexican pesos and Australian dollars. NMHG and HBB held forward foreign currency exchange contracts with total notional amounts of $395.6 million and $15.6 million, respectively, at December 31, 2011, primarily denominated in euros, U.S. dollars, British pounds, Japanese yen, Canadian dollars, Swedish kroner, Australian dollars and Mexican pesos. The fair value of these contracts approximated a net asset of $4.4 million and $5.2 million at March 31, 2012 and December 31, 2011, respectively.

Forward foreign currency exchange contracts that qualify for hedge accounting are used to hedge transactions expected to occur within the next twelve months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at March 31, 2012, $4.7 million of the amount included in OCI is expected to be reclassified as income into the Consolidated Statement of Comprehensive Income (Loss) over the next twelve months, as the transactions occur.

Interest Rate Derivatives: NMHG and HBB have interest rate swap agreements that hedge interest payments on their term loan agreements. The following table summarizes the notional amounts, related rates and remaining terms of active interest rate swap agreements at March 31, 2012 and December 31, 2011:

	Notional Amount		Average Fixed Rate
	MARCH 31 2012	DECEMBER 31 2011	MARCH 31 2012	DECEMBER 31 2011	Remaining Term at March 31, 2012
NMHG	$204.5	$204.5	4.5%	4.5%	Various, extending to February 2013
HBB	$40.0	$40.0	4.6%	4.6%	Various, extending to June 2012

In addition to the interest rate swap agreements reflected in the table, at March 31, 2012, HBB holds certain contracts that begin on various dates starting in June 2012 and extend to various dates through June 2013. These contracts increase the notional amount to $65.0 million at March 31, 2012, but the amount outstanding at any one time will not exceed the balance of the HBB term loan agreement. The fair value of all interest rate swap agreements was a net liability of $5.8 million and $7.3 million at March 31, 2012 and December 31, 2011, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at March 31, 2012, $2.4 million of the amount included in OCI is expected to be reclassified as expense into the Consolidated Statement of Comprehensive Income (Loss) over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements. The interest rate swap agreements held by NMHG and HBB on March 31, 2012 are expected to continue to be effective as hedges.

The following table summarizes the fair value of derivative instruments reflected on a gross basis at March 31, 2012 and December 31, 2011 as recorded in the Unaudited Condensed Consolidated Balance Sheets:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	MARCH 31 2012	DECEMBER 31 2011	Balance Sheet Location	MARCH 31 2012	DECEMBER 31 2011
Derivatives designated as hedging instruments
Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$5.5	$5.5
Long-term	Other long-term liabilities	—	—	Other long-term liabilities	0.3	1.8
Foreign currency exchange contracts
Current	Prepaid expenses and other	5.3	8.1	Prepaid expenses and other	0.8	2.4
	Other current liabilities	0.2	1.3	Other current liabilities	0.2	2.1
Total derivatives designated as hedging instruments		$5.5	$9.4		$6.8	$11.8
Derivatives not designated as hedging instruments
Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$—	$—
Long-term	Other long-term liabilities	—	—	Other long-term liabilities	—	—
Foreign currency exchange contracts
Current	Prepaid expenses and other	1.5	1.4	Prepaid expenses and other	1.5	0.8
	Other current liabilities	0.3	0.2	Other current liabilities	0.4	0.5
Total derivatives not designated as hedging instruments		$1.8	$1.6		$1.9	$1.3
Total derivatives		$7.3	$11.0		$8.7	$13.1

The following table summarizes the pre-tax impact of derivative instruments for the three months ended March 31 as recorded in the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	THREE MONTHS			THREE MONTHS			THREE MONTHS
Derivatives in Cash Flow Hedging Relationships	2012	2011		2012	2011		2012	2011
Interest rate swap agreements	$(0.3)	$(0.3)	Interest expense	$(2.4)	$(2.8)	N/A	$—	$—
Foreign currency exchange contracts	0.3	(3.9)	Cost of sales	1.0	0.2	N/A	—	—
Total	$—	$(4.2)		$(1.4)	$(2.6)		$—	$—

							Amount of Gain or (Loss) Recognized in Income on Derivative
							THREE MONTHS
Derivatives Not Designated as Hedging Instruments						Location of Gain or (Loss) Recognized in Income on Derivative	2012	2011
Interest rate swap agreements						Other	$—	$—
Foreign currency exchange contracts						Cost of Sales or Other	(0.2)	(2.9)
Total							$(0.2)	$(2.9)

Note 7 - Unconsolidated Subsidiaries

Nine of NACoal's wholly owned subsidiaries each meet the definition of a variable interest entity: The Coteau Properties Company ("Coteau"); The Falkirk Mining Company ("Falkirk"); The Sabine Mining Company ("Sabine" and collectively with Coteau and Falkirk, the "project mining subsidiaries"); Demery Resources Company, LLC (“Demery”); Caddo Creek Resources Company, LLC (“Caddo Creek”); Camino Real Fuels, LLC (“Camino Real”); Liberty Fuels Company, LLC (“Liberty”); NoDak Energy Services, LLC ("NoDak") and North American Coal Corporation India Private Limited ("NACC India"). The contracts with the project mining subsidiaries' utility customers allow each mine to sell coal at a price based on actual cost plus an agreed pre-tax profit per ton. The project mining subsidiaries are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed. The obligations of the project mining subsidiaries are without recourse to NACCO and NACoal. Demery, Caddo Creek, Camino Real and Liberty (collectively with the project mining subsidiaries, the "unconsolidated mines") were formed to develop, construct and operate surface mines under long-term contracts. NoDak was formed to operate and maintain a coal processing facility. NACC India was formed to provide technical advisory services to the third-party owners of a coal mine in India. The contracts with the unconsolidated operations' customers allow for reimbursement at a price based on actual costs plus an agreed pre-tax profit per ton of coal sold or actual costs plus a management fee. Although NACoal owns 100% of the equity and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities or absorb any expected losses without additional support from the customers. The customers have a controlling financial interest and have the power to direct the activities that most significantly affect the economic performance of the entities. As a result, NACoal is not the primary beneficiary and therefore does not consolidate these entities' financial position or results of operations. The taxes resulting from the earnings of the unconsolidated mines and NoDak are solely the responsibility of the Company. The pre-tax income from the seven unconsolidated mines is reported on the line “Earnings of unconsolidated mines” in the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), with related taxes included in the provision for income taxes. The Company has included the pre-tax earnings of the unconsolidated mines above operating profit as they are an integral component of the Company's business and operating results. The pre-tax income from NoDak is reported on the line "Other" in the "Other (income) expense" section of the Unaudited Condensed Consolidated Statement of Comprehensive Income (Loss), with the related income taxes included in the provision for income taxes. The net income from

NACC India is reported on the line "Other" in the "Other (income) expense" section of the Unaudited Condensed Consolidated Statement of Comprehensive Income (Loss). The investment in the nine unconsolidated operations and related tax position was $22.2 million and $22.0 million at March 31, 2012 and December 31, 2011, respectively, and is included on the line “Other Non-current Assets” in the Unaudited Condensed Consolidated Balance Sheets. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $4.5 million and $6.3 million at March 31, 2012 and December 31, 2011, respectively.

Summarized financial information for the nine unconsolidated operations is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2012	2011
Revenues	$134.4	$114.3
Gross profit	$19.2	$19.1
Income before income taxes	$12.6	$12.1
Income from continuing operations	$9.5	$9.3
Net income	$9.5	$9.3

Note 8 - Equity Investments

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

The Company's percentage share of the net income or loss from its equity investments in NFS and SN is reported on the line “Other” in the “Other (income) expense” section of the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss). The Company's equity investments are included on the line “Other Non-current Assets” in the Unaudited Condensed Consolidated Balance Sheets. At March 31, 2012 and December 31, 2011, NMHG's investment in NFS was $9.9 million and $13.6 million, respectively, and NMHG's investment in SN was $34.2 million for both periods.

Summarized financial information for these two NMHG equity investments is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2012	2011
Revenues	$97.0	$96.2
Gross profit	$29.0	$30.3
Income from continuing operations	$4.4	$5.1
Net income	$4.4	$5.1

Note 9 - Contingencies

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

Note 10 - Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, NMHG provides recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which NMHG is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at March 31, 2012 and December 31, 2011 were $175.0 million and $179.1 million, respectively. As of March 31, 2012, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying unaudited condensed consolidated financial statements. NMHG generally retains a security interest in the related assets financed such that, in the event NMHG would become obligated under the terms of the recourse or repurchase obligations, NMHG would take title to the assets financed. The fair value of collateral held at March 31, 2012 was approximately $200.7 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities in which it has provided recourse or repurchase obligations. As of March 31, 2012, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, based upon the economic environment, there can be no assurance that the risk may not increase in the future. In addition, NMHG has an agreement with GECC to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $40.3 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $9.2 million as of March 31, 2012. The $40.3 million is included in the $175.0 million of total amounts subject to recourse or repurchase obligations at March 31, 2012.

Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within GECC may necessitate NMHG providing recourse or repurchase obligations of the lift trucks purchased by customers and financed through NFS. At March 31, 2012, approximately $117.4 million of the Company's total recourse or repurchase obligations of $175.0 million related to transactions with NFS. In addition, in connection with the joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS' debt with GECC, such that NMHG would become liable under the terms of NFS' debt agreements with GECC in the case of default by NFS. At March 31, 2012, the amount of NFS' debt guaranteed by NMHG was $144.2 million. NFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.

Note 11 - Product Warranties

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2012
Balance at January 1	$48.0
Warranties issued	9.4
Settlements made	(11.1)
Foreign currency effect	0.4
Balance at March 31	$46.7

Note 12 - Income Taxes

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

A reconciliation of the Company's consolidated federal statutory and effective income tax is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2012	2011
Income before income taxes:	$33.7	$87.0
Statutory taxes at 35%	$11.8	$30.5
Other permanent items:
NACoal percentage depletion	(1.3)	(2.8)
Foreign tax rate differential	(1.9)	(3.8)
Valuation allowance	(1.0)	(1.5)
Other	0.9	1.8
	(3.3)	(6.3)
Income tax provision	$8.5	$24.2
Effective income tax rate	25.2%	27.8%

Note 13 - Retirement Benefit Plans

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

The Company previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2011 that it expected to contribute approximately $8.0 million and $5.0 million to its U.S. and non-U.S. pension plans, respectively, in 2012. The Company expects to contribute approximately $7.6 million and $3.5 million to its U.S. and non-U.S. pension plans, respectively, in 2012.

The Company also maintains health care plans which provide benefits to eligible retired employees. These plans have no assets. Under the Company's current policy, plan benefits are funded at the time they are due to participants.

The components of pension and postretirement (income) expense are set forth below:

	THREE MONTHS ENDED
	MARCH 31
	2012	2011
U.S. Pension
Service cost	$—	$—
Interest cost	1.7	1.8
Expected return on plan assets	(2.4)	(2.3)
Amortization of actuarial loss	1.6	1.3
Amortization of prior service credit	—	(0.1)
Total	$0.9	$0.7
Non-U.S. Pension
Service cost	$0.6	$0.5
Interest cost	1.7	1.9
Expected return on plan assets	(2.3)	(2.4)
Amortization of actuarial loss	1.0	1.0
Total	$1.0	$1.0
Postretirement
Service cost	$—	$—
Interest cost	0.1	0.1
Total	$0.1	$0.1

Note 14 - Business Segments

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

	THREE MONTHS ENDED
	MARCH 31
	2012	2011
Revenues from external customers
NMHG
NMHG Americas	$394.7	$358.6
NMHG Europe	181.9	174.1
NMHG Other	52.9	53.9
	629.5	586.6
HBB	104.9	100.6
KC	45.3	40.9
NACoal	24.3	17.9
NACCO and Other	—	—
Eliminations	(0.8)	(0.5)
Total	$803.2	$745.5
Operating profit (loss)
NMHG
NMHG Americas	$18.6	$22.3
NMHG Europe	9.6	5.7
NMHG Other	1.6	2.4
	29.8	30.4
HBB	2.1	3.3
KC	(4.6)	(5.4)
NACoal	11.9	9.5
NACCO and Other	(1.5)	(2.5)
Eliminations	0.1	—
Total	$37.8	$35.3

	THREE MONTHS ENDED
	MARCH 31
	2012	2011
Net income (loss) attributable to stockholders
NMHG
NMHG Americas	$12.2	$16.4
NMHG Europe	8.9	5.3
NMHG Other	0.1	0.6
	21.2	22.3
HBB	1.0	1.0
KC	(2.8)	(3.3)
NACoal	9.2	7.1
NACCO and Other	(1.4)	34.7
Eliminations	(2.0)	1.0
Total	$25.2	$62.8

Note 15 - Other Events and Transactions

NACoal: During the second quarter of 2010 and the third quarter of 2011, NACoal entered into agreements to sell $31.4 million of assets, primarily two draglines. During the first quarter of 2012, NACoal sold a dragline for $20.2 million, which approximated book value. The remaining sales of the assets are expected to occur in 2012. These assets have been classified as held for sale in the Unaudited Condensed Consolidated Balance Sheet at March 31, 2012 and December 31, 2011.

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

NMHG Holding Co. ("NMHG") designs, engineers, manufactures, sells and services a comprehensive line of lift trucks and aftermarket parts marketed globally primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Mexico, The Netherlands, the Philippines, Italy, Japan, Vietnam, Brazil and China. Hamilton Beach Brands, Inc. (“HBB”) is a leading designer, marketer and distributor of small electric household appliances, as well as commercial products for restaurants, bars and hotels. The Kitchen Collection, LLC (“KC”) is a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States. The North American Coal Corporation and its affiliated coal companies (collectively, “NACoal”) mine and market coal primarily as fuel for power generation and provide selected value-added mining services for other natural resources companies.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Please refer to the discussion of the Company's Critical Accounting Policies and Estimates as disclosed on pages 39 through 42 in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. The Company's Critical Accounting Policies and Estimates have not materially changed since December 31, 2011.

NACCO MATERIALS HANDLING GROUP

FINANCIAL REVIEW

The results of operations for NMHG were as follows for the three months ended March 31:

	THREE MONTHS
	2012	2011
Revenues
Americas	$394.7	$358.6
Europe	181.9	174.1
Other	52.9	53.9
	$629.5	$586.6
Operating profit
Americas	$18.6	$22.3
Europe	9.6	5.7
Other	1.6	2.4
	$29.8	$30.4
Interest expense	$3.8	$3.9
Other (income) expense	$(0.9)	$(1.1)
Net income attributable to stockholders	$21.2	$22.3
Effective income tax rate	21.2%	19.2%

See discussion of the consolidated effective income tax rate in Note 12 of the unaudited condensed consolidated financial statements.

First Quarter of 2012 Compared with First Quarter of 2011

The following table identifies the components of change in revenues for the first quarter of 2012 compared with the first quarter of 2011:

Revenues
2011	$586.6
Increase (decrease) in 2012 from:
Unit volume and product mix	27.0
Unit price	9.1
Other	8.5
Parts	2.2
Foreign currency	(3.9)
2012	$629.5

Revenues increased 7.3% to $629.5 million in the first quarter of 2012 compared with $586.6 million in the first quarter of 2011, primarily as a result of an increase in sales of higher-priced trucks and an increase in sales in Western European markets, as well as an increase in unit volume mainly in North America. Revenues were also favorably affected by an increase in fleet services revenue included in "Other" above and the favorable effect of unit price increases implemented in 2011 and early 2012, primarily in the Americas and Europe. Worldwide new unit shipments increased in the first quarter of 2012 to 20,079 from shipments of 19,375 in the first quarter of 2011.

The following table identifies the components of change in operating profit for the first quarter of 2012 compared with the first quarter of 2011:

Operating Profit
2011	$30.4

Increase (decrease) in 2012 from:
Other selling, general and administrative expenses	(4.4)
Other	(0.7)
Gross profit	3.2
Foreign currency	1.3
2012	$29.8

NMHG recognized operating profit of $29.8 million in the first quarter of 2012 compared with $30.4 million in the first quarter of 2011. The decrease was primarily due to higher selling, general and administrative expenses, primarily as a result of higher employee-related expenses mainly attributable to hiring additional employees in the Americas and higher incentive compensation expense in Europe in the first quarter of 2012. The decrease was partially offset by improved gross profit as a result of a favorable shift in sales mix to higher-margin products and markets and the favorable effect of price increases, partially offset by material cost increases.

NMHG recognized net income attributable to stockholders of $21.2 million in the first quarter of 2012 compared with $22.3 million in the first quarter of 2011. The decrease was primarily a result of the decline in operating profit.

Backlog

NMHG's worldwide backlog level was approximately 22,300 units at March 31, 2012 compared with approximately 24,800 units at March 31, 2011 and approximately 24,700 units at December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the three months ended March 31:

	2012	2011	Change
Operating activities:
Net income	$21.2	$22.3	$(1.1)
Depreciation and amortization	6.9	8.0	(1.1)
Other	3.0	1.4	1.6
Working capital changes:
Accounts receivable	3.2	(60.6)	63.8
Inventories	(2.3)	(36.2)	33.9
Accounts payable and other liabilities	(11.5)	28.4	(39.9)
Other	(1.4)	1.4	(2.8)
Net cash provided by (used for) operating activities	19.1	(35.3)	54.4

Investing activities:
Expenditures for property, plant and equipment	(1.6)	(2.8)	1.2
Other	—	0.2	(0.2)
Net cash used for investing activities	(1.6)	(2.6)	1.0

Cash flow before financing activities	$17.5	$(37.9)	$55.4

Net cash provided by (used for) operating activities increased $54.4 million in the first three months of 2012 compared with the first three months of 2011 primarily as a result of the change in working capital. During 2011, working capital was significantly affected as sales continued to recover from the low levels experienced in 2009 and, as a result, accounts receivable, inventory and accounts payable increased. During 2012, the change in working capital was primarily due to the payment of amounts accrued at December 31, 2011, including employee-related payments.

	2012	2011	Change
Financing activities:
Net reductions of long-term debt and revolving credit agreements	$(1.8)	$(3.1)	$1.3
Cash dividends paid to NACCO	—	(5.0)	5.0
Financing fees paid	(1.7)	—	(1.7)
Net cash used for financing activities	$(3.5)	$(8.1)	$4.6

The decrease in net cash used for financing activities during the first three months of 2012 compared with the first three months of 2011 was primarily due to the absence of dividends paid to NACCO, partially offset by financing fees paid in the first three months of 2012 for the amendment to the NMHG Facility (defined below).

Financing Activities
NMHG has a $200.0 million secured, floating-rate revolving credit facility (the "NMHG Facility”) that expires in March 2017. There were no borrowings outstanding under the NMHG Facility at March 31, 2012. The excess availability under the NMHG Facility, at March 31, 2012, was $192.9 million, which reflects reductions of $7.1 million for letters of credit. The obligations under the NMHG Facility are secured by a first lien on the cash and cash equivalents, accounts receivable and inventory of NMHG. The approximate book value of NMHG's assets held as collateral under the NMHG Facility was $700 million as of March 31, 2012.

The maximum availability under the NMHG Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the NMHG Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the NMHG Facility. A portion of the availability can be denominated in British pounds or euros. Borrowings bear interest at a floating rate which can be a base rate or LIBOR, as defined in the NMHG Facility, plus an applicable margin. The applicable margins, effective March 31, 2012, for domestic base rate loans and LIBOR loans were 0.75% and 1.75%, respectively. The domestic and foreign floating rates of interest applicable to the NMHG Facility on March 31, 2012 were 4.00% and a range of 2.25% to 3.00%, respectively, including the applicable floating rate margin. The applicable margin, effective March 31, 2012, for foreign overdraft loans was 2.00%. The NMHG Facility also requires the payment of a fee of 0.375% to 0.50% per annum on the unused commitment based on the average daily outstanding balance during the preceding month. At March 31, 2012, the fee was 0.50%.

The NMHG Facility includes restrictive covenants, which, among other things, limit the payment of dividends to NACCO. Prior to the repayment of the NMHG Term Loan (as defined below) and subject to achieving availability thresholds and a maximum leverage ratio, annual dividends to NACCO are limited to the larger of $5.0 million or 50% of the preceding year's net income for NMHG. After the repayment of the NMHG Term Loan, annual dividends to NACCO are subject to maintaining a certain level of availability prior to and upon payment of a dividend and achieving a minimum fixed charge coverage ratio, as defined in the NMHG Facility. The NMHG Facility also requires NMHG to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the NMHG Facility. At March 31, 2012, NMHG was in compliance with the covenants in the NMHG Facility.

During 2006, NACCO Materials Handling Group, Inc. (“NMHG Inc.”), a wholly owned subsidiary of NMHG, entered into the NMHG term loan agreement (the "NMHG Term Loan") that provided for term loans up to an aggregate principal amount of $225.0 million, which mature in March 2013. The NMHG Term Loan requires quarterly payments in an amount equal to 1% of the original principal per year for the first six years, with the remaining balance to be paid in four equal installments in the seventh year. At March 31, 2012, there was $212.1 million outstanding under the NMHG Term Loan.

Borrowings under the NMHG Term Loan are guaranteed by NMHG and substantially all of NMHG's domestic subsidiaries. The obligations of the guarantors under the NMHG Term Loan are secured by a first lien on all of the domestic machinery, equipment and real property owned by NMHG Inc. and each guarantor and a second lien on all of the collateral securing the obligations of NMHG under the NMHG Facility. The approximate book value of NMHG's assets held as collateral under the NMHG Term Loan was $785 million as of March 31, 2012, which includes the book value of the assets securing the NMHG Facility.

Outstanding borrowings under the NMHG Term Loan bear interest at a variable rate that, at NMHG Inc.'s option, will be either LIBOR or a floating rate, as defined in the NMHG Term Loan, plus an applicable margin. The applicable margin is subject to adjustment based on a leverage ratio. The weighted average interest rate on the amount outstanding under the NMHG Term Loan at March 31, 2012 was 2.16%.

The NMHG Term Loan includes restrictive covenants, which, among other things, limit the payment of dividends to NACCO. Subject to achieving availability thresholds, annual dividends to NACCO are limited to the larger of $5.0 million or 50% of the preceding year's net income for NMHG. The NMHG Term Loan also requires NMHG to meet certain financial tests, including, but not limited to, minimum excess availability, maximum leverage ratio and minimum fixed charge coverage ratio tests. At March 31, 2012, NMHG was in compliance with the covenants in the NMHG Term Loan.

In addition to the amount outstanding under the NMHG Term Loan, NMHG had borrowings of approximately $11.5 million at March 31, 2012 under various foreign working capital facilities.

NMHG believes funds available from cash on hand, the NMHG Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments during the next twelve months and until the expiration of the NMHG Facility in March 2017.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2011 there have been no significant changes in the total amount of NMHG's contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported on page 50 in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Capital Expenditures

Expenditures by NMHG for property, plant and equipment were $1.6 million during the first three months of 2012. Capital expenditures are estimated to be an additional $34.8 million for the remainder of 2012. Planned expenditures for the remainder of 2012 are primarily for product development and improvements to NMHG's facilities and information technology infrastructure. The principal sources of financing for these capital expenditures are expected to be internally generated funds and bank borrowings.

Capital Structure

NMHG's capital structure is presented below:

	MARCH 31 2012	DECEMBER 31 2011	Change
Cash and cash equivalents	$201.9	$184.9	$17.0
Other net tangible assets	351.5	338.2	13.3
Net assets	553.4	523.1	30.3
Total debt	(224.2)	(226.0)	1.8
Total equity	$329.2	$297.1	$32.1
Debt to total capitalization	41%	43%	(2)%

The $13.3 million increase in other net tangible assets during the first three months of 2012 was primarily attributable to a decrease in accrued payroll mainly as a result of payments made in the first quarter of 2012 and an increase in inventory due to higher demand. The increase was partially offset by an increase in accounts payable to fund the higher levels of inventory.

Total equity increased $32.1 million in the first three months of 2012 primarily as a result of $21.2 million of net income attributable to stockholders and a $10.9 million decrease in accumulated other comprehensive loss.

OUTLOOK

NMHG expects global lift truck market growth to continue to moderate in the remainder of 2012, with volumes comparable to or up slightly from prior periods in the Americas, China and Asia-Pacific, and declining modestly in Europe, particularly Western Europe. Nonetheless, NMHG anticipates a slight increase in unit booking and shipment levels and parts volume in 2012 compared with 2011, primarily as a result of new product introductions and marketing programs. NMHG's backlog is expected to be modestly lower in 2012 compared with 2011. NMHG will continue to monitor ongoing market conditions and adjust manufacturing levels as necessary.

Although commodity costs stabilized and decreased slightly at the end of 2011 and early 2012, these markets are highly volatile and commodity price increases, particularly for steel, are still expected in 2012. Price increases implemented in the first quarter of 2012 are expected to offset a significant portion of these anticipated higher material costs over time. NMHG will also continue to monitor economic conditions and the resulting effects on costs to determine the need for future price increases.

NMHG's new electric-rider, warehouse, internal combustion engine and big truck product development programs are continuing to move forward. The new electric-rider lift truck program brings a full line of newly designed products to market. NMHG expects to launch the final two models in the new electric-rider lift truck program in the second quarter of 2012. In mid-2011, NMHG introduced into certain Latin American markets a new range of UTILEV® brand forklift trucks, which are basic forklift trucks that meet the needs of lower-intensity users. This new internal combustion engine series of utility lift trucks is expected to be introduced into global markets during 2012. All of these new products are expected to improve revenues and enhance operating margins, as well as help increase customer satisfaction. In the context of these new product introductions, NMHG will continue to focus on improving distribution effectiveness and capitalizing on its product capabilities to gain additional market share. In addition, NMHG currently has truck engine systems that meet the emission requirements of various regions of the world in which it does business. However, stricter diesel emission regulations for new trucks go into effect in 2012 in certain global markets and NMHG expects to launch a range of lift trucks in 2012 that will include engine systems that meet these new emission requirements.

Net income is expected to decline in 2012 compared with 2011 as a result of the absence of one-time items, including the elimination of certain post-retirement benefits, which benefited 2011 results, an anticipated shift in sales mix to lower margin products and markets during the remainder of 2012, and higher marketing and employee-related costs. The majority of the decrease in net income is expected to occur in the second quarter of 2012, with results in the second half of the year expected to improve modestly compared with the second half of 2011. Overall, results are expected to be down in both the Americas and the Europe, Middle East and Africa market segments. Cash flow before financing activities for the full year 2012 is expected to be higher than 2011 despite a significant increase in capital expenditures in 2012 compared with 2011.

Longer term, NMHG is focused on improving margins on new lift truck units, especially in its internal combustion engine business, through the introduction of its new products. In addition, NMHG is strategically focused on gaining market share through its new products, which meet a broad range of market applications cost effectively, and through enhancements to its independent dealer network.

HAMILTON BEACH BRANDS, INC.

HBB's business is seasonal, and a majority of revenues and operating profit typically occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday-selling season.

FINANCIAL REVIEW

The results of operations for HBB were as follows for the three months ended March 31:

	THREE MONTHS
	2012	2011
Revenues	$104.9	$100.6
Operating profit	$2.1	$3.3
Interest expense	$0.9	$1.6
Other income	$(0.5)	$—
Net income	$1.0	$1.0
Effective income tax rate	41.2%	41.2%

See discussion of the consolidated effective income tax rate in Note 12 of the unaudited condensed consolidated financial statements.

First Quarter of 2012 Compared with First Quarter of 2011

The following table identifies the components of change in revenues for the first quarter of 2012 compared with the first quarter of 2011:

Revenues
2011	$100.6
Increase (decrease) in 2012 from:
Product mix and unit volume	4.1
Average sales price	0.9
Foreign currency	(0.7)
2012	$104.9

Revenues for the first quarter of 2012 increased 4.3% to $104.9 million from $100.6 million in the first quarter of 2011 primarily as a result of a shift in sales to products with higher price points. Revenues were also favorably affected by higher prices on comparable products sold in the first quarter of 2012 compared with the first quarter of 2011. These items were partially offset by reduced sales of comparable products and unfavorable foreign currency movements caused by a weakening Canadian dollar and Mexican peso during the first quarter of 2012 compared with the first quarter of 2011.

The following table identifies the components of change in operating profit for the first quarter of 2012 compared with the first quarter of 2011:

Operating Profit
2011	$3.3
Increase (decrease) in 2012 from:
Other selling, general and administrative expenses	(1.0)
Foreign currency	(0.9)
Gross profit	0.7
2012	$2.1

HBB's operating profit decreased to $2.1 million in the first quarter of 2012 from $3.3 million in the first quarter of 2011. Operating profit declined primarily as a result of higher other selling, general and administrative expenses mainly from increased professional fees and by unfavorable foreign currency movements. The decrease was partially offset by higher gross profit from a shift in sales to higher-margin products, partially offset by higher product costs and reduced sales of comparable products during the first three months of 2012 compared with the first three months of 2011.

HBB recognized net income of $1.0 million in the first quarter of 2012 and the first quarter of 2011 primarily due to the factors affecting operating profit partially offset by higher "Other income," mainly from lower interest expense due to $74.2 million of voluntary repayments of the HBB term loan agreement in 2011 and the first three months of 2012 and the favorable effect of foreign currency revaluation.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the three months ended March 31:

	2012	2011	Change
Operating activities:
Net income	$1.0	$1.0	$—
Depreciation and amortization	0.6	0.6	—
Other	0.6	3.0	(2.4)
Working capital changes	4.3	(5.2)	9.5
Net cash provided by (used for) operating activities	6.5	(0.6)	7.1

Investing activities:
Expenditures for property, plant and equipment	(0.4)	(0.4)	—
Net cash used for investing activities	(0.4)	(0.4)	—

Cash flow before financing activities	$6.1	$(1.0)	$7.1

Net cash provided by (used for) operating activities increased $7.1 million in the first three months of 2012 compared with the first three months of 2011 primarily due to the change in working capital. The change in working capital was primarily the result of a smaller decrease in accounts payable mainly attributable to lower inventory levels at the end of the 2011 holiday-selling season compared with the prior year and a smaller decrease in accrued payroll from lower payments in the first three months of 2012 compared with the first three months of 2011. These items were partially offset by a smaller decrease in inventory due to lower inventory levels at the end of the 2011 holiday-selling season and a smaller decrease in accounts receivable primarily as a result of lower sales volumes during the 2011 holiday-selling season compared with the prior year.

	2012	2011	Change
Financing activities:
Reductions to long-term debt and revolving credit agreements	$(14.2)	$(0.3)	$(13.9)
Net cash used for financing activities	$(14.2)	$(0.3)	$(13.9)

The increase in net cash used for financing activities was primarily the result of repaying $14.2 million of the HBB Term Loan (defined below) in the first three months of 2012.

Financing Activities
HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires in July 2012. The obligations under the HBB Facility are secured by a first lien on the accounts receivable and inventory of HBB and a second lien on all of the other assets of HBB. The approximate book value of HBB's assets held as collateral for the first and second lien under the HBB Facility was $170 million as of March 31, 2012.

The HBB Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable, as defined in the HBB Facility. Adjustments to reserves, including derivative reserves, will also change the eligible borrowing base. A portion of the availability is denominated in Canadian dollars to provide funding to HBB's Canadian subsidiary. Borrowings bear interest at a floating rate, which can be either a base rate, LIBOR or bankers' acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective March 31, 2012, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.00%, respectively. The applicable margins, effective March 31, 2012, for base rate and bankers' acceptance loans denominated in Canadian dollars were 0.00% and 1.00%, respectively. The HBB Facility also requires a fee of 0.20% per annum on the unused commitment. The margins and unused commitment fee are subject to quarterly adjustment based on average excess availability.

At March 31, 2012, the borrowing base under the HBB Facility was $70.9 million. There were no borrowings outstanding under the HBB Facility at March 31, 2012. The floating rate of interest applicable to the HBB Facility at March 31, 2012 was 1.24% including the floating rate margin.

The HBB Facility includes restrictive covenants that, among other things, set limitations on additional indebtedness (other than indebtedness under the HBB Facility and HBB Term Loan (defined below)), investments, asset sales and the payment of dividends to NACCO. Subject to achieving availability thresholds, annual dividends to NACCO are limited to $5.0 million plus 50% of HBB's net income since the effective date of the amendment to the HBB Facility in 2007. The HBB Facility also requires HBB to meet minimum fixed charge ratio tests in certain circumstances. At March 31, 2012, HBB was in compliance with the covenants in the HBB Facility.

During 2007, HBB entered into a term loan agreement (the “HBB Term Loan”) that provided for term loans up to an aggregate principal amount of $125.0 million, which mature in 2013. Borrowings outstanding under the HBB Term Loan were $40.0 million at March 31, 2012, which reflect a voluntary payment of $14.2 million made during the first quarter of 2012. Prior to maturity, the term loans are subject to mandatory prepayments from the proceeds of the issuance of certain indebtedness, certain asset sales and 50% of excess cash flow, as defined in the HBB Term Loan. The obligations of HBB under the HBB Term Loan are secured by a second lien on accounts receivable and inventory and a first lien on all of the other assets of HBB. The approximate book value of HBB's assets held as collateral for the first and second lien under the HBB Term Loan was $170 million as of March 31, 2012.

The term loans bear interest at a floating rate that, at HBB's option, can be either a base rate or LIBOR, as defined in the HBB Term Loan, plus an applicable margin. The applicable margins, effective March 31, 2012, for base rate loans and LIBOR loans were 1.00% and 2.00%, respectively. The applicable margins are subject to quarterly adjustment based on a leverage ratio. The weighted average interest rate on the amount outstanding under the HBB Term Loan was 2.51% at March 31, 2012.

The HBB Term Loan contains restrictive covenants substantially similar to those in the HBB Facility that, among other things, limit the amount of dividends HBB may declare and pay and the incurrence of indebtedness (other than indebtedness under the HBB Facility). Annual dividends to NACCO are limited to $5.0 million plus 50% of HBB's net income since the closing date of the HBB Term Loan in 2007. The HBB Term Loan also requires HBB to meet certain financial tests, including, but not limited to, maximum total leverage ratio and minimum fixed charge coverage ratio tests. At March 31, 2012, HBB was in compliance with the covenants in the HBB Term Loan.

HBB believes funds available from cash on hand and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2011, except for the payment of $14.2 million on the HBB Term Loan, there have been no significant changes in the total amount of HBB's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 57 in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Capital Expenditures

Expenditures for property, plant and equipment were $0.4 million for the first three months of 2012 and are estimated to be an additional $4.1 million for the remainder of 2012. These planned capital expenditures are primarily for tooling for new products. These expenditures are expected to be funded from internally generated funds.

Capital Structure

Working capital is significantly affected by the seasonality of HBB's business. The following is a discussion of the changes in HBB's capital structure at March 31, 2012 compared with both March 31, 2011 and December 31, 2011.

March 31, 2012 Compared with March 31, 2011

	MARCH 31 2012	MARCH 31 2011	Change
Cash and cash equivalents	$1.2	$44.3	$(43.1)
Other net tangible assets	76.0	86.5	(10.5)
Net assets	77.2	130.8	(53.6)
Total debt	(40.0)	(114.8)	74.8
Total equity	$37.2	$16.0	$21.2
Debt to total capitalization	52%	88%	(36)%

Other net tangible assets decreased $10.5 million from March 31, 2011 to March 31, 2012 primarily as a result of an increase in accounts payable mainly due to the timing of inventory purchases as well as a decrease in inventory primarily attributable to lower levels of inventory after the 2011 holiday selling season compared with the prior year.

Total debt decreased $74.8 million primarily due to payments of $74.2 million on the HBB Term Loan made during 2011 and the first quarter of 2012.

Total equity increased due to HBB's net income of $18.4 million and a $4.0 million capital contribution from NACCO during the twelve months ended March 31, 2012, partially offset by a $1.2 million increase in accumulated other comprehensive loss.

March 31, 2012 Compared with December 31, 2011

	MARCH 31 2012	DECEMBER 31 2011	Change
Cash and cash equivalents	$1.2	$9.3	$(8.1)
Other net tangible assets	76.0	79.9	(3.9)
Net assets	77.2	89.2	(12.0)
Total debt	(40.0)	(54.2)	14.2
Total equity	$37.2	$35.0	$2.2
Debt to total capitalization	52%	61%	(9)%

Other net tangible assets decreased $3.9 million from December 31, 2011 to March 31, 2012 primarily due to lower levels of accounts receivable and accounts payable primarily as a result of the seasonality of the business and a decrease in accrued payroll from payments made during the first three months of 2012.

Total debt decreased $14.2 million due to a voluntary payment made on the HBB Term Loan during the first quarter of 2012.

Total equity increased as a result of a $1.2 million decrease in accumulated other comprehensive loss and HBB's net income of $1.0 million during the first three months of 2012.

OUTLOOK

The middle-market portion of the U.S. small kitchen appliance market in which HBB participates is expected to continue to remain under pressure. HBB's target consumer, the middle-market mass consumer, continues to struggle with financial concerns and high unemployment rates. As a result, sales volumes in this segment of the U.S. consumer market are expected to remain challenged. International and commercial product markets are anticipated to be stronger than the U.S. mass consumer market.

HBB continues to focus on strengthening its North American market position through product innovation, promotions, increased placements and branding programs, together with appropriate levels of advertising for HBB's highly successful and innovative product lines, such as The ScoopTM, a single-serve coffee maker. HBB expects The ScoopTM and the DurathonTM iron product line, both introduced in late 2011, to continue to gain market position over time as broader distribution is attained.

HBB is also continuing to introduce innovative products in several small appliance categories. In the second half of 2012, HBB expects to launch the Hamilton Beach® Open EaseTM Automatic Jar Opener. This product, as well as other new product introductions in the pipeline for 2012, are expected to positively affect revenues and operating profit. As a result of its improving position in the U.S. consumer, commercial and international markets, HBB anticipates an increase in revenues in 2012 compared with 2011.

Overall, HBB expects 2012 net income to increase compared with 2011 as a result of anticipated increased revenue and the non-recurrence in 2012 of one-time costs incurred in 2011, partially offset by an expected increase in operating expenses. HBB expects that 2012 cash flow before financing activities will be comparable to 2011.

Longer term, HBB will continue to work to improve revenues and profitability by remaining focused on developing consumer-driven innovative products, improving efficiencies, reducing costs, increasing pricing when needed, gaining placements and market share, and pursuing additional strategic growth opportunities, specifically in the international and commercial markets.

THE KITCHEN COLLECTION, LLC

KC's business is seasonal, and a majority of revenues and operating profit typically occurs in the second half of the year when sales of kitchenware to consumers increase significantly for the fall holiday-selling season.

FINANCIAL REVIEW

The results of operations for KC were as follows for the three months ended March 31:

	THREE MONTHS
	2012	2011
Revenues	$45.3	$40.9
Operating loss	$(4.6)	$(5.4)
Interest expense	$0.1	$0.1
Other (income) expense	$—	$—
Net loss	$(2.8)	$(3.3)
Effective income tax rate	40.4%	40.0%

See discussion of the consolidated effective income tax rate in Note 12 of the unaudited condensed consolidated financial statements.

First Quarter of 2012 Compared with First Quarter of 2011

The following table identifies the components of change in revenues for the first quarter of 2012 compared with the first quarter of 2011:

Revenues
2011	$40.9
Increase (decrease) in 2012 from:
New store sales	4.4
KC comparable store sales	1.9
LGC comparable store sales	0.6
Closed stores	(2.5)
2012	$45.3

Revenues for the first quarter of 2012 increased 10.8% to $45.3 million from $40.9 million in the first quarter of 2011. The increase was primarily as a result of sales at newly opened KC and Le Gourmet Chef (“LGC”) stores and an increase in comparable store sales at KC and LGC. The increase in comparable store sales at KC and LGC was primarily due to an increase in store transactions, a higher average sale transaction value and an increase in customer visits. The increase in revenue was partially offset by the effect of closing unprofitable KC and LGC stores since March 31, 2011. At March 31, 2012, KC operated 270 stores compared with 239 stores at March 31, 2011 and 276 stores at December 31, 2011. At March 31, 2012, LGC operated 57 stores compared with 60 stores at March 31, 2011 and 61 stores at December 31, 2011.

The following table identifies the components of change in operating loss for the first quarter of 2012 compared with the first quarter of 2011:

Operating Loss
2011	$(5.4)
(Increase) decrease in 2012 from:
KC comparable stores	0.8
Warehouse combination costs	0.7
Closed stores	0.3
Other selling, general and administrative costs	(0.7)
New stores	(0.3)
2012	$(4.6)

KC recognized an operating loss of $4.6 million in the first quarter of 2012 compared with $5.4 million in the first quarter of 2011. The change in the operating loss was primarily due to improved KC comparable store results from higher sales and improved gross margins, the favorable effect of the absence of costs incurred in the first quarter of 2011 related to combining KC's two warehouse facilities into one facility and the favorable effect of closing unprofitable stores. The increase was partially offset by higher other selling, general and administrative expenses mainly due to increased employee-related expenses and higher store costs from an increase in the number of stores in the first quarter of 2012 compared with the first quarter of 2011.

KC reported a net loss of $2.8 million in the first quarter of 2012 compared with $3.3 million in the first quarter of 2011 primarily due to the factors affecting the operating loss.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the three months ended March 31:

	2012	2011	Change
Operating activities:
Net loss	$(2.8)	$(3.3)	$0.5
Depreciation and amortization	0.7	0.8	(0.1)
Other	(0.1)	0.2	(0.3)
Working capital changes	(16.9)	(15.9)	(1.0)
Net cash used for operating activities	(19.1)	(18.2)	(0.9)

Investing activities:
Expenditures for property, plant and equipment	(1.7)	(0.6)	(1.1)
Net cash used for investing activities	(1.7)	(0.6)	(1.1)

Cash flow before financing activities	$(20.8)	$(18.8)	$(2.0)

Net cash used for operating activities increased $0.9 million primarily due to a change in working capital from a smaller decrease in inventory from the higher number of KC stores, partially offset by a change in intercompany accounts payable mainly attributable to lower payments of intercompany taxes to NACCO and to HBB for inventory in the first quarter of 2012 compared with the first quarter of 2011.

	2012	2011	Change
Financing activities:
Net additions to revolving credit agreement	$10.0	$10.4	$(0.4)
Cash dividends paid to NACCO	—	(2.5)	2.5
Other	—	(0.1)	0.1
Net cash provided by financing activities	$10.0	$7.8	$2.2

Net cash provided by financing activities increased $2.2 million in the first three months of 2012 compared with the first three months of 2011 primarily from the absence of dividends paid to NACCO in the first quarter of 2011.

Financing Activities
KC has a $30.0 million secured revolving line of credit (the “KC Facility”) that expires in April 2013. The KC Facility can be extended at KC's option for an additional year, subject to the lender's consent. The obligations under the KC Facility are secured by substantially all assets of KC. The approximate book value of KC's assets held as collateral under the KC Facility was $80 million as of March 31, 2012.

The availability is derived from a borrowing base formula using KC's eligible inventory and eligible credit card accounts receivable, as defined in the KC Facility. At March 31, 2012, the borrowing base was $27.0 million. Borrowings outstanding under the KC Facility were $10.0 million at March 31, 2012. Therefore, at March 31, 2012, the excess availability under the KC Facility was $17.0 million.

Borrowings bear interest at a floating rate, which can be either a base rate or LIBOR, as defined in the KC Facility, plus an applicable margin. The applicable margins, effective March 31, 2012, for base rate and LIBOR loans were 2.00% and 3.00%, respectively. The floating rate of interest applicable to the KC Facility was 3.59% at March 31, 2012, including the floating rate margin. The KC Facility also requires a fee of 0.50% per annum on the unused commitment.

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

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2011, there have been no significant changes in the total amount of KC's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 63 in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Capital Expenditures

Expenditures for property, plant and equipment were $1.7 million for the first three months of 2012 and are estimated to be an additional $2.1 million for the remainder of 2012. These planned capital expenditures are primarily for fixtures and equipment at new or existing stores and improvements to KC's information technology infrastructure. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

Working capital is significantly affected by the seasonality of KC's business. The following is a discussion of the changes in KC's capital structure at March 31, 2012 compared with both March 31, 2011 and December 31, 2011.

March 31, 2012 Compared with March 31, 2011

	MARCH 31 2012	MARCH 31 2011	Change
Cash and cash equivalents	$1.0	$0.7	$0.3
Other net tangible assets	52.9	52.0	0.9
Net assets	53.9	52.7	1.2
Total debt	(10.0)	(10.4)	0.4
Total equity	$43.9	$42.3	$1.6
Debt to total capitalization	19%	20%	(1)%

There were no significant changes in KC's capital structure from March 31, 2011 to March 31, 2012.

March 31, 2012 Compared with December 31, 2011

	MARCH 31 2012	DECEMBER 31 2011	Change
Cash and cash equivalents	$1.0	$11.8	$(10.8)
Other net tangible assets	52.9	34.9	18.0
Net assets	53.9	46.7	7.2
Total debt	(10.0)	—	(10.0)
Total equity	$43.9	$46.7	$(2.8)
Debt to total capitalization	19%	(a)	(a)

(a)	Debt to total capitalization is not meaningful.

Other net tangible assets increased $18.0 million at March 31, 2012 compared with December 31, 2011, primarily from a decrease in accounts payable due to the seasonality of the business and a decrease in accrued payroll from payments made during the first three months of 2012.

Total debt increased as a result of the seasonality of the business and the required funding of operations during the first three months of 2012. Total equity decreased as a result of KC's net loss of $2.8 million during the first three months of 2012.

OUTLOOK

The outlet mall retail market remains challenging as continued high unemployment rates and fuel prices, along with other consumer financial concerns, are expected to continue to affect consumer sentiment and limit spending levels for KC's target customer in 2012. However, KC expects to have an increased number of Kitchen Collection® stores in 2012 and anticipates revenue in 2012 will increase compared with 2011.

Overall, KC expects an increase in full-year net income for 2012 compared with 2011. However, further improvement over the favorable first quarter 2012 results is expected to be concentrated in the fourth quarter of 2012 with weak comparisons in the second and third quarters. KC expects the momentum achieved by the new stores in the fourth quarter of 2011 and the first quarter of 2012 to continue in the remainder of 2012 and expects improvements in full year operating results at both store formats as the new stores opened in 2011 develop an established customer base and as additional new stores are opened in 2012. In addition, KC anticipates improvements in operating results as it continues its ongoing program of closing underperforming stores. Enhanced sales and margins are also expected as a result of further improvements in the store formats and layouts at both the Kitchen Collection® and Le Gourmet Chef® stores, which are expected to be completed by the end of the third quarter of 2012, and as a result of further refinements of promotional offers and merchandise mix in both store formats. The renegotiation of store leases and the combination of KC's two distribution centers into one larger, more efficient facility, as well as the absence of a number of costs incurred in 2011 not expected to recur in 2012, are also expected to contribute to improved full year results. Although KC anticipates increased product and transportation costs in 2012, it expects to offset these increased costs through price increases and other actions as needed. Cash flow before financing in 2012 is expected to be comparable to 2011.

Longer term, KC plans to focus on enhancing sales volume and profitability by continuing to refine its store formats, strengthening its merchandise mix, store displays and appearance, optimizing store selling space as well as evaluating and closing underperforming and loss-generating stores as lease contracts permit. KC also expects to drive profitability by achieving store growth in the Kitchen Collection® and Le Gourmet Chef® outlet and traditional mall store formats over the longer term while maintaining disciplined cost control. In the near term, KC expects to focus its growth in the number of stores on the Kitchen Collection® format. When adequate profit prospects are demonstrated for the Le Gourmet Chef® format, KC's expansion focus will shift to increasing the number of these stores as well.

THE NORTH AMERICAN COAL CORPORATION

NACoal mines and markets coal primarily as fuel for power generation and provides selected value-added mining services for other natural resources companies. Coal is surface mined from NACoal's developed mines in North Dakota, Texas, Mississippi and Louisiana. Total coal reserves approximate 2.3 billion tons with approximately 1.2 billion tons committed to customers pursuant to long-term contracts. NACoal has one consolidated mining operation: Mississippi Lignite Mining Company (“MLMC”). NACoal has nine unconsolidated operations: The Coteau Properties Company (“Coteau”), The Falkirk Mining Company (“Falkirk”), The Sabine Mining Company (“Sabine”), Demery Resources Company, LLC (“Demery”), Caddo Creek Resources Company, LLC (“Caddo Creek”), Camino Real Fuels, LLC (“Camino Real”), Liberty Fuels Company, LLC (“Liberty”), NoDak Energy Services, LLC ("NoDak") and North American Coal Corporation India Private Limited (“NACC India”). Caddo Creek, Camino Real and Liberty are in the development stage and do not currently mine or deliver coal. NoDak was formed to operate and maintain a coal processing facility. NACC India was formed to provide technical advisory services to the third-party owners of a mine in India. NACoal also provides dragline mining services for independently owned limerock quarries in Florida.
The contracts with the unconsolidated operations' customers allow for reimbursement at a price based on actual costs plus an agreed pre-tax profit per ton of coal sold or actual costs plus a management fee. The unconsolidated operations each meet the definition of a variable interest entity and are accounted for using the equity method.

FINANCIAL REVIEW

Tons of coal sold by NACoal's operating mines were as follows for the three months ended March 31:

	THREE MONTHS
	2012	2011
Coteau	3.4	3.8
Falkirk	2.0	2.0
Sabine	1.2	1.2
Unconsolidated mines	6.6	7.0
MLMC	0.8	0.6
Consolidated mines	0.8	0.6
Total tons sold	7.4	7.6

The limerock dragline mining operations delivered 3.7 million cubic yards of limerock in the three months ended March 31, 2012. This compares with 3.6 million cubic yards of limerock in the three months ended March 31, 2011.

The results of operations for NACoal were as follows for the three months ended March 31:

	THREE MONTHS
	2012	2011
Revenues	$24.3	$17.9
Operating profit	$11.9	$9.5
Interest expense	$0.7	$0.6
Other (income) expense	$(0.3)	$—
Net income	$9.2	$7.1
Effective income tax rate	20.0%	20.2%

See further discussion of the consolidated effective income tax rate in Note 12 of the unaudited condensed consolidated financial statements.

First Quarter of 2012 Compared with First Quarter of 2011

The following table identifies the components of change in revenues for the first quarter of 2012 compared with the first quarter of 2011:

Revenues
2011	$17.9
Increase in 2012 from:
Consolidated mining operations	5.3
Royalty and other income	1.1
2012	$24.3

Revenues for the first quarter of 2012 increased 35.8% to $24.3 million from $17.9 million in the first quarter of 2011 due to higher revenues at the consolidated mining operations and an increase in royalty and other income. The increase at the consolidated mining operations was primarily the result of an increase in tons delivered at MLMC in the first quarter of 2012 due to improvements at a customer's power plant and fewer unplanned customer power plant outages in the first quarter of 2012 compared with 2011.

The following table identifies the components of change in operating profit for the first quarter of 2012 compared with the first quarter of 2011:

Operating Profit
2011	$9.5
Increase (decrease) in 2012 from:
Consolidated mining operations	1.4
Royalty and other income	1.3
Earnings of unconsolidated mines	(0.1)
Other selling, general and administrative expenses	(0.2)
2012	$11.9

Operating profit increased to $11.9 million in the first quarter of 2012 from $9.5 million in the first quarter of 2011, primarily as a result of an increase in consolidated mining operating profit mainly due to increased deliveries as a result of improvements at a customer's power plant and fewer unplanned customer power plant outages in the first quarter of 2012 compared with 2011, partially offset by higher cost of coal sold in the first quarter of 2012 as a result of increased production levels which resulted in fewer costs being capitalized into inventory in the first quarter of 2012 compared with 2011. In addition, higher royalty and other income contributed to the improvement in operating profit. The increase was partially offset by higher other selling, general and administrative expenses, primarily from an increase in employee-related expenses.

Net income increased to $9.2 million in the first quarter of 2012 from $7.1 million in the first quarter of 2011 primarily due to the factors affecting operating profit.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the three months ended March 31:

	2012	2011	Change
Operating activities:
Net income	$9.2	$7.1	$2.1
Depreciation, depletion and amortization	2.0	2.0	—
Other	2.8	(2.5)	5.3
Working capital changes	7.5	1.2	6.3
Net cash provided by operating activities	21.5	7.8	13.7

Investing activities:
Expenditures for property, plant and equipment	(1.8)	(2.4)	0.6
Proceeds from the sale of assets	20.6	—	20.6
Other	—	0.1	(0.1)
Net cash provided by (used for) investing activities	18.8	(2.3)	21.1

Cash flow before financing activities	$40.3	$5.5	$34.8

The increase in net cash provided by operating activities was primarily the result of the change in working capital and other operating activities during the first three months of 2012 compared with the first three months of 2011. The change in working capital was mainly the result of a change in intercompany tax amounts with NACCO, a smaller increase in coal inventory as a result of the increase in tons delivered at MLMC during the first quarter of 2012 due to fewer unplanned customer power plant outages compared with the first quarter of 2011 and a smaller decrease in accounts payable primarily as a result of the expiration of NACoal's contract at San Miguel at the end of 2010. The change in other operating activities was mainly from a change in deferred taxes. These items were partially offset by a smaller decrease in accounts receivable primarily due to lower payments from the unconsolidated mines.

The change in net cash provided by (used for) investing activities was primarily attributable to proceeds received from the sale of a dragline in the first quarter of 2012.

	2012	2011	Change
Financing activities:
Net reductions of long-term debt and revolving credit agreements	$(31.6)	$(3.5)	$(28.1)
Cash dividends paid to NACCO	(10.0)	(5.0)	(5.0)
Net cash used for financing activities	$(41.6)	$(8.5)	$(33.1)

The increase in net cash used for financing activities during the first quarter of 2012 compared with the first quarter of 2011 was primarily due to higher repayments of revolving credit agreements and an increase in the amount of dividends paid to NACCO in the first quarter of 2012 compared with the first quarter of 2011.

Financing Activities

NACoal has an unsecured revolving line of credit (the “NACoal Facility”) of up to $150.0 million that expires in December 2016. Borrowings outstanding under the NACoal Facility were $35.0 million at March 31, 2012. The excess availability under the NACoal Facility was $113.8 million at March 31, 2012, which reflects a reduction for outstanding letters of credit of $1.2 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved, as defined in the NACoal Facility. The applicable margins, effective March 31, 2012, for base rate and LIBOR loans were 0.75% and 1.75%, respectively. The NACoal Facility also has a commitment fee which is also based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.35% on the unused commitment at

March 31, 2012. The floating rate of interest applicable to the NACoal Facility at March 31, 2012 was 4.00% including the floating rate margin.

The NACoal Facility also contains restrictive covenants that require, among other things, NACoal to maintain certain debt to EBITDA and interest coverage ratios, and provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on the debt to EBITDA ratio in conjunction with maintaining unused availability thresholds of borrowing capacity under the NACoal Facility. At March 31, 2012, NACoal was in compliance with these covenants.

During 2004 and 2005, NACoal issued unsecured notes totaling $45.0 million in a private placement (the “NACoal Notes”), which require annual principal payments of approximately $6.4 million that began in October 2008 and will mature on October 4, 2014. These unsecured notes bear interest at a weighted-average fixed rate of 6.08%, payable semi-annually on April 4 and October 4. The NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. NACoal had $19.3 million of the private placement notes outstanding at March 31, 2012. The NACoal Notes contain certain covenants and restrictions that require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios, and limit dividends to NACCO based upon NACoal's leverage ratio. At March 31, 2012, NACoal was in compliance with the covenants in the NACoal Notes.

NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At March 31, 2012, the balance of the note was $5.3 million and the interest rate was 0.19%.

NACoal believes funds available from the NACoal Facility and operating cash flows will provide sufficient liquidity to finance its operating needs and commitments arising during the next twelve months and until the expiration of the NACoal Facility in December 2016.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2011, there have been no significant changes in the total amount of NACoal's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 69 in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Capital Expenditures

Expenditures for property, plant and equipment were $1.8 million during the first three months of 2012. NACoal estimates that its capital expenditures for the remainder of 2012 will be an additional $10.0 million, primarily for mine equipment and development at its mines. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

NACoal's capital structure is presented below:

	MARCH 31 2012	DECEMBER 31 2011	Change
Cash and cash equivalents	$—	$1.3	$(1.3)
Other net tangible assets	102.3	130.9	(28.6)
Coal supply agreement, net	57.3	57.9	(0.6)
Net assets	159.6	190.1	(30.5)
Total debt	(64.2)	(94.0)	29.8
Total equity	$95.4	$96.1	$(0.7)
Debt to total capitalization	40%	49%	(9)%

The decrease in other net tangible assets during the first three months of 2012 was primarily due to the sale of a dragline, a decrease in intercompany tax receivables from NACCO and a decrease in accounts receivable mainly from lower production levels at the consolidated mining operations at the end of the first quarter of 2012 compared with the end of 2011.

Total debt decreased $29.8 million primarily due to payments of $32.0 million on the NACoal Facility during the first three months of 2012.

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

The new unconsolidated mines, which are in the development stage and will not be in full production for several years, are expected to continue to generate modest income in 2012. NACoal also has new project opportunities for which it expects to continue to incur additional expenses in 2012. In particular, NACoal continues to move forward to obtain a permit for its Otter Creek reserve in North Dakota in preparation for the expected construction of a new mine. The permit is anticipated to be issued in mid-2012.

Overall, NACoal expects full year 2012 net income to increase compared with 2011 net income mainly as a result of expected improvements in tons delivered at MLMC. However, higher selling, general and administrative expenses as a result of increased employee-related costs and development activities are expected to partially offset the improvements in net income. Cash flow before financing activities in 2012 is expected to be substantially higher than 2011, mainly as a result of the receipt in the first quarter of $20.2 million for a dragline sold in the first quarter of 2012 to Mississippi Power Company.

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

FINANCIAL REVIEW

Operating Results

The results of operations at NACCO and Other were as follows for the three months ended March 31:

	THREE MONTHS
	2012	2011
Revenues	$—	$—
Operating loss	$(1.5)	$(2.5)
Other (income) expense	$0.3	$(56.8)
Net income (loss)	$(1.4)	$34.7

First Quarter of 2012 Compared with First Quarter of 2011

NACCO and Other recognized a lower operating loss in the first quarter of 2012 compared with the first quarter of 2011 primarily due to a decrease in selling, general and administrative expenses during the first quarter of 2012 compared with the first quarter of 2011.

The change in other (income) expense and net income (loss) in the first quarter of 2012 compared with the first quarter of 2011 was primarily due to the settlement of the Applica litigation in the first quarter of 2011, as discussed in the Applica Transaction section below.

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

Management Fees

The parent company charges management fees to its operating subsidiaries for services provided by the corporate headquarters. The management fees are based upon estimated parent company resources devoted to providing centralized services and stewardship activities and are allocated among all subsidiaries based upon the relative size and complexity of each subsidiary. To determine the amounts and allocation of management fees among the subsidiaries each year, the parent company reviews the time corporate employees devote to each operating subsidiary and the estimated costs for providing centralized services and stewardship activities. In addition, the parent company reviews the amount of management fees allocated to its operating subsidiaries each quarter to ensure the amount continues to be reasonable based on the actual costs incurred to date. The Company believes the allocation method is consistently applied and reasonable.

Following are the parent company management fees included in each subsidiary's selling, general and administrative expenses for the three months ended March 31:

	THREE MONTHS
	2012	2011
NMHG	$3.2	$2.5
HBB	$0.6	$1.0
KC	$0.1	$—
NACoal	$0.8	$1.2

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

The Company believes funds available from cash on hand, its subsidiaries' credit facilities and anticipated funds generated from operations are sufficient to finance all of the subsidiaries scheduled principal repayments, its operating needs and commitments arising during the next twelve months and until the expiration of its subsidiaries' credit facilities.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2011, there have been no significant changes in the total amount of NACCO and Other contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 73 in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Capital Structure

NACCO's consolidated capital structure is presented below:

	MARCH 31 2012	DECEMBER 31 2011	Change
Cash and cash equivalents	$314.9	$338.6	$(23.7)
Other net tangible assets	591.0	569.3	21.7
Coal supply agreement, net	57.3	57.9	(0.6)
Net assets	963.2	965.8	(2.6)
Total debt	(338.4)	(374.2)	35.8
Closed mine obligations, net of tax	(14.1)	(14.6)	0.5
Total equity	$610.7	$577.0	$33.7
Debt to total capitalization	36%	39%	(3)%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See pages 76, F-13, F-14, F-25, F-26 and F-27 of the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of the Company's derivative hedging policies and use of financial instruments. There have been no material changes in the Company's market risk exposures since December 31, 2011.

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

Changes in internal control over financial reporting: During the first quarter of 2012, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
None

Item 1A    Risk Factors
No changes

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (1)
Month #1 (January 1 to 31, 2012)	6,445	$89.59	30,851	$47,359,610
Month #2 (February 1 to 29, 2012)	—	—	30,851	$47,359,610
Month #3 (March 1 to 31, 2012)	—	—	30,851	$47,359,610
Total	6,445	$89.59	30,851	$47,359,610

(1)
On November 8, 2011, the Company announced that the Company's Board of Directors approved the repurchase of up to $50 million of the Company's outstanding Class A common stock. The timing and amount of any repurchases will be determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives and market conditions for the Company's Class A common stock. The authorization for the repurchase program expires on December 31, 2012. The share repurchase program does not require the Company to acquire any specific number of shares. It may be modified, suspended, extended or terminated by the Company at any time without prior notice and may be executed through open market purchases, privately negotiated transactions or otherwise. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so. As of March 31, 2012, the Company had repurchased $2.7 million of Class A common stock under this program.

Item 3    Defaults Upon Senior Securities
None

Item 4    Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 filed with this Quarterly Report on Form 10-Q for the period ended March 31, 2012.

Item 5    Other Information
None

Item 6    Exhibits
Incorporated by reference to the Exhibit Index on page 42 of this Quarterly Report on Form 10-Q for the period ended March 31, 2012.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NACCO Industries, Inc. (Registrant)
Date:	May 2, 2012	/s/ Kenneth C. Schilling
Kenneth C. Schilling
Vice President and Controller (principal financial and accounting officer)

Exhibit Index

Exhibit
Number*	Description of Exhibits

10.1	Amendment No. 1 dated March 2, 2012 to the Kitchen Collection, LLC Excess Retirement Plan (Effective January 1, 2008).

10.2
Amendment No. 1 dated March 8, 2012 to the Second Amended and Restated Credit Agreement, dated as of June 30, 2010, by and among NMHG Holding Co., NACCO Materials Handling Group, Inc., NACCO Materials Handling Limited, NACCO Materials Handling B.V., NMH International B.V., N.M.H. Holding B.V., the financial institutions from time to time party hereto as Lenders, the financial institutions from time to time party hereto as Issuing Banks, Wells Fargo Capital Finance, Inc., as Documentation Agent, Bank of America, N.A., as Syndication Agent, Citicorp North America, Inc., as Administrative Agent, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Joint Lead Arrangers and as Joint Bookrunners is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on March 14, 2012, Commission File Number 1-9172.

10.3
The Hamilton Beach Brands, Inc. 2012 Annual Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on March 15, 2012, Commission File Number 1-9172.

31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

31(i)(2)	Certification of Kenneth C. Schilling pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and Kenneth C. Schilling

95	Mine Safety Disclosure Exhibit

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Numbered in accordance with Item 601 of Regulation S-K.