Form 10-Q
period 2012-06-30
NACCO INDUSTRIES INC
filed 2012-08-02
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

YES ☐ NO ☑

Number of shares of Class A Common Stock outstanding at July 27, 2012: 6,799,142
Number of shares of Class B Common Stock outstanding at July 27, 2012: 1,590,421

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30 2012	DECEMBER 31 2011
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$303.2	$338.6
Accounts receivable, net	416.8	464.5
Inventories, net	474.8	470.3
Deferred income taxes	22.5	30.7
Prepaid expenses and other	46.8	39.6
Assets held for sale	10.0	31.4
Total Current Assets	1,274.1	1,375.1
Property, Plant and Equipment, Net	274.7	254.3
Coal Supply Agreement, Net	56.8	57.9
Long-term Deferred Income Taxes	4.0	3.5
Other Non-current Assets	95.2	110.6
Total Assets	$1,704.8	$1,801.4
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$396.6	$412.5
Revolving credit agreements - not guaranteed by the parent company	62.7	67.0
Current maturities of long-term debt - not guaranteed by the parent company	37.0	178.1
Accrued payroll	43.1	61.7
Deferred revenue	9.4	11.2
Other current liabilities	141.5	160.7
Total Current Liabilities	690.3	891.2
Long-term Debt - not guaranteed by the parent company	207.8	129.1
Pension and other Postretirement Obligations	72.2	81.0
Long-term Deferred Income Taxes	3.6	12.7
Other Long-term Liabilities	114.2	110.4
Total Liabilities	1,088.1	1,224.4
Stockholders' Equity
Common stock:
Class A, par value $1 per share, 6,799,142 shares outstanding (2011 - 6,778,346 shares outstanding)	6.8	6.8
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,590,421 shares outstanding (2011 - 1,595,581 shares outstanding)	1.6	1.6
Capital in excess of par value	24.3	22.7
Retained earnings	657.6	619.7
Accumulated other comprehensive loss	(74.4)	(74.6)
Total Stockholders' Equity	615.9	576.2
Noncontrolling Interest	0.8	0.8
Total Equity	616.7	577.0
Total Liabilities and Equity	$1,704.8	$1,801.4

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2012	2011	2012	2011
	(In millions, except per share data)
Revenues	$773.4	$811.0	$1,576.6	$1,556.5
Cost of sales	633.3	673.1	1,291.9	1,282.0
Gross Profit	140.1	137.9	284.7	274.5
Earnings of unconsolidated mines	10.6	9.5	22.6	21.6
Operating Expenses
Selling, general and administrative expenses	121.5	116.4	240.3	229.8
Gain on sale of assets	(2.3)	(0.1)	(2.3)	(0.1)
	119.2	116.3	238.0	229.7
Operating Profit	31.5	31.1	69.3	66.4
Other (income) expense
Interest expense	4.9	6.1	10.4	12.3
Applica settlement and litigation costs	—	—	—	(57.2)
Other	1.1	(1.3)	(0.3)	(2.0)
	6.0	4.8	10.1	(46.9)
Income Before Income Taxes	25.5	26.3	59.2	113.3
Income tax provision	3.7	7.2	12.2	31.4
Net Income	21.8	19.1	47.0	81.9
Net loss attributable to noncontrolling interest	—	0.1	—	0.1
Net Income Attributable to Stockholders	$21.8	$19.2	$47.0	$82.0

Basic Earnings per Share	$2.60	$2.29	$5.61	$9.79
Diluted Earnings per Share	$2.60	$2.28	$5.60	$9.76

Dividends per Share	$0.5475	$0.5325	$1.0800	$1.0550

Basic Weighted Average Shares Outstanding	8.388	8.393	8.383	8.376
Diluted Weighted Average Shares Outstanding	8.400	8.407	8.397	8.403

Comprehensive Income	$9.5	$28.4	$47.2	$100.5

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30
	2012	2011
	(In millions)
Operating Activities
Net income	$47.0	$81.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	20.6	22.9
Amortization of deferred financing fees	1.6	1.4
Deferred income taxes	(5.0)	11.3
Gain on sale of assets	(2.3)	(0.1)
Other non-current liabilities	(0.9)	(3.7)
Other	13.3	9.4
Working capital changes:
Accounts receivable	42.8	7.2
Inventories	(11.0)	(31.9)
Other current assets	(7.4)	(8.2)
Accounts payable	(12.1)	(13.2)
Other current liabilities	(34.9)	(21.1)
Net cash provided by operating activities	51.7	55.9

Investing Activities
Expenditures for property, plant and equipment	(40.3)	(16.5)
Proceeds from the sale of assets	23.7	0.7
Proceeds from note receivable	14.4	—
Net cash used for investing activities	(2.2)	(15.8)

Financing Activities
Additions to long-term debt	163.9	8.3
Reductions of long-term debt	(277.7)	(14.0)
Net additions to revolving credit agreements	45.4	9.8
Cash dividends paid	(9.1)	(8.9)
Financing fees paid	(6.8)	—
Purchase of treasury shares	(0.6)	—
Other	0.1	—
Net cash used for financing activities	(84.8)	(4.8)

Effect of exchange rate changes on cash	(0.1)	4.3

Cash and Cash Equivalents
Increase (decrease) for the period	(35.4)	39.6
Balance at the beginning of the period	338.6	261.9
Balance at the end of the period	$303.2	$301.5

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension and Postretirement Plan Adjustment	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(In millions, except per share data)
Balance, December 31, 2010	$6.8	$1.6	$22.6	$475.4	$28.1	$(9.0)	$(78.1)	$447.4	$0.8	$448.2
Stock-based compensation	—	—	1.3	—	—	—	—	1.3	—	1.3
Shares issued under stock compensation plans	—	—	0.2	—	—	—	—	0.2	—	0.2
Net income attributable to stockholders	—	—	—	82.0	—	—	—	82.0	—	82.0
Cash dividends on Class A and Class B common stock: $1.0550 per share	—	—	—	(8.9)	—	—	—	(8.9)	—	(8.9)
Current period other comprehensive income (loss)	—	—	—	—	16.6	(7.0)	—	9.6	—	9.6
Reclassification adjustment to net income	—	—	—	—	—	5.2	3.7	8.9	—	8.9
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance, June 30, 2011	$6.8	$1.6	$24.1	$548.5	$44.7	$(10.8)	$(74.4)	$540.5	$0.7	$541.2

Balance, December 31, 2011	$6.8	$1.6	$22.7	$619.7	$13.2	$2.6	$(90.4)	$576.2	$0.8	$577.0
Stock-based compensation	—	—	1.8	—	—	—	—	1.8	—	1.8
Shares issued under stock compensation plans	—	—	0.4	—	—	—	—	0.4	—	0.4
Purchase of treasury shares	—	—	(0.6)	—	—	—	—	(0.6)	—	(0.6)
Net income attributable to stockholders	—	—	—	47.0	—	—	—	47.0	—	47.0
Cash dividends on Class A and Class B common stock: $1.0800 per share	—	—	—	(9.1)	—	—	—	(9.1)	—	(9.1)
Current period other comprehensive income (loss)	—	—	—	—	(5.8)	2.3	—	(3.5)	—	(3.5)
Reclassification adjustment to net income	—	—	—	—	—	(0.2)	3.9	3.7	—	3.7
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	—
Balance, June 30, 2012	$6.8	$1.6	$24.3	$657.6	$7.4	$4.7	$(86.5)	$615.9	$0.8	$616.7

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of NACCO Industries, Inc. (the “parent company” or “NACCO”) and its wholly owned subsidiaries (collectively, “NACCO Industries, Inc. and Subsidiaries” or the “Company”). Intercompany accounts and transactions are eliminated in consolidation. Also included is Shanghai Hyster Forklift Ltd., a 75% owned joint venture of Hyster-Yale Materials Handling, Inc., formerly known as NMHG Holding Co. (“NMHG”) in China. The Company's subsidiaries operate in the following principal industries: materials handling, small appliances, specialty retail and mining. The Company manages its subsidiaries primarily by industry.

NMHG designs, engineers, manufactures, sells and services a comprehensive line of lift trucks and aftermarket parts marketed globally primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Mexico, The Netherlands, the Philippines, Italy, Japan, Vietnam, Brazil and China. Hamilton Beach Brands, Inc. (“HBB”) is a leading designer, marketer and distributor of small electric household appliances, as well as commercial products for restaurants, bars and hotels. The Kitchen Collection, LLC (“KC”) is a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States. The North American Coal Corporation and its affiliated coal companies (collectively, “NACoal”) mine and market coal primarily as fuel for power generation and provide selected value-added services for other natural resources companies.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of June 30, 2012 and the results of its operations for the three and six months ended June 30, 2012 and 2011 and the results of its cash flows and changes in equity for the six months ended June 30, 2012 and 2011 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements.

Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2012. Because the HBB and KC businesses are seasonal, a majority of revenues and operating profit typically occurs in the second half of the calendar year when sales of small electric household appliances to retailers and consumers increase significantly for the fall holiday-selling season. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Note 2 - Recently Issued Accounting Standards

Accounting Standards Adopted in 2012:

On January 1, 2012, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board ("FASB") on fair value measurement. The guidance resulted in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. generally accepted accounting principles and International Financial Reporting Standards. The adoption of the guidance did not have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.

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

Note 3 - Restructuring and Related Programs
During 2009, NMHG's management approved a plan to close its facility in Modena, Italy and consolidate its activities into NMHG's facility in Masate, Italy. These actions were taken to further reduce NMHG's manufacturing capacity to more appropriate levels. As a result, NMHG recognized a charge of approximately $5.6 million during 2009. Of this amount, $5.3 million related to severance and $0.3 million related to lease impairment. During 2010, $1.9 million of the accrual was reversed as a result of a reduction in the expected amount to be paid to former employees due to the finalization of an agreement with the Italian government. Severance payments of $0.2 million were made during the first six months of 2012. Payments related to this restructuring program are expected to continue through the remainder of 2012. No further charges related to this plan are expected.
During 2008 and 2009, based on the decline in economic conditions, NMHG's management reduced its number of employees worldwide. As a result, NMHG recognized a charge of approximately $6.3 million in 2008 and $3.4 million in 2009 related to severance. During 2009, $1.1 million of the accrual was reversed as a result of a reduction in the expected amount paid to employees. No severance payments were made under this plan during the first six months of 2012, however payments are expected to be made through early 2013. No further charges related to this plan are expected.

Following is the activity related to the liability for the NMHG programs. Amounts for severance expected to be paid within one year are included on the line “Accrued payroll” in the unaudited condensed consolidated balance sheets.

Severance
Balance at January 1, 2012	$1.4
Payments	(0.2)
Translation	(0.1)
Balance at June 30, 2012	$1.1

Note 4 - Inventories

Inventories are summarized as follows:

	JUNE 30 2012	DECEMBER 31 2011
Manufactured inventories:
Finished goods and service parts - NMHG	$160.3	$160.3
Raw materials and work in process - NMHG	192.4	198.8
Total manufactured inventories	352.7	359.1
Sourced inventories - HBB	86.2	75.6
Retail inventories - KC	58.6	61.5
Total inventories at FIFO	497.5	496.2
Coal - NACoal	17.1	13.1
Mining supplies - NACoal	12.0	11.1
Total inventories at weighted average	29.1	24.2
NMHG LIFO reserve	(51.8)	(50.1)
	$474.8	$470.3

The cost of certain manufactured inventories at NMHG, including service parts, has been determined using the last-in-first-out (“LIFO”) method. At June 30, 2012 and December 31, 2011, 32% and 35%, respectively, of total inventories were determined using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to change and may be different than the actual inventory levels and costs at the end of the year, interim results are subject to the final year-end LIFO inventory valuation.

Note 5 - Current and Long-Term Financing

On March 8, 2012, NMHG entered into an amended and restated credit agreement for a $200.0 million secured, floating-rate revolving credit facility (the "NMHG Facility”). The NMHG Facility expires in March 2017. There were no borrowings outstanding under the NMHG Facility at June 30, 2012. The excess availability under the NMHG Facility, at June 30, 2012, was $190.7 million, which reflects reductions of $9.3 million for letters of credit. The obligations under the NMHG Facility are guaranteed by substantially all domestic subsidiaries and, in the case of foreign borrowings, foreign subsidiaries. The obligations under the NMHG Facility are secured by a first lien on all domestic personal property and assets other than intellectual property, plant, property and equipment (all such property and assets, the “ABL Collateral”) and a second lien on all intellectual property, plant, property and equipment (the “Term Loan Collateral”). The approximate book value of NMHG's assets held as collateral under the NMHG Facility was $685 million as of June 30, 2012.

The maximum availability under the NMHG Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the NMHG Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the NMHG Facility. A portion of the availability can be denominated in British pounds or euros. Borrowings bear interest at a floating rate which can be a base rate or LIBOR, as defined in the NMHG Facility, plus an applicable margin. The applicable margins, effective June 30, 2012, for domestic base rate loans and LIBOR loans were 0.75% and 1.75%, respectively. The domestic and foreign floating rates of interest applicable to the NMHG Facility on June 30, 2012 were 4.00% and a range of 2.25% to 3.00%, respectively, including the applicable floating rate margin. The applicable margin, effective June 30, 2012, for foreign overdraft loans was 2.00%. The NMHG Facility also requires the payment of a fee of 0.375% to 0.50% per annum on the unused commitment based on the average daily outstanding balance during the preceding month. At June 30, 2012, the fee was 0.50%.

The NMHG Facility includes restrictive covenants, which, among other things, limit the payment of dividends. NMHG may pay dividends subject to maintaining a certain level of availability prior to and upon payment of a dividend and achieving a minimum fixed charge coverage ratio of 1.10 to 1.00, as defined in the NMHG Facility. The current level of availability required to pay dividends is $40 million. The NMHG Facility also requires NMHG to achieve a minimum fixed charge coverage ratio in certain circumstances if NMHG fails to maintain a minimum amount of availability as specified in the NMHG Facility.At June 30, 2012, NMHG was in compliance with the covenants in the NMHG Facility.

On June 22, 2012, NACCO Materials Handling Group, Inc. ("NMHG, Inc."), a wholly owned subsidiary of NMHG, entered into a new term loan agreement (the “NMHG Term Loan”) that provides for term loans up to an aggregate principal amount of $130.0 million, which mature in December 2017. The proceeds of the NMHG Term Loan, together with available cash on hand, were used to repay NMHG, Inc.'s previous term loan entered into in 2006. The NMHG Term Loan requires quarterly payments of $4.6 million each through September 2017 with the balance of the loan being due in full in December 2017. At June 30, 2012, there was $130.0 million outstanding under the NMHG Term Loan.

The obligations under the NMHG Term Loan are guaranteed by substantially all of NMHG, Inc.’s domestic subsidiaries. The obligations under the NMHG Term Loan are secured by a first lien on the Term Loan Collateral and a second lien on the ABL Collateral. The approximate book value of NMHG, Inc.'s assets held as collateral under the NMHG Term Loan was $685 million as of June 30, 2012, which includes the book value of the assets securing the NMHG Facility.

Outstanding borrowings under the NMHG Term Loan bear interest at a floating rate which can be, at NMHG, Inc.’s option, a base rate plus a margin of 3.00% or LIBOR, as defined in the NMHG Term Loan, plus a margin of 4.00%. The weighted average interest rate on the amount outstanding under the NMHG Term Loan at June 30, 2012 was 5.00%.

The NMHG Term Loan includes restrictive covenants, which, among other things, limit the payment of dividends. NMHG, Inc. may pay dividends subject to maintaining a certain level of availability under the NMHG Facility prior to and upon payment of a dividend and achieving the minimum fixed charge coverage ratio of 1.10 to 1.00. The current level of availability required to pay dividends is $40 million. The NMHG Term Loan also requires NMHG, Inc. to comply with a maximum leverage ratio and a minimum interest coverage ratio. At June 30, 2012, NMHG, Inc. was in compliance with the covenants in the NMHG Term Loan.

NMHG incurred fees and expenses of $5.6 million in the first six months of 2012 related to the amended and restated NMHG

Facility and the NMHG Term Loan. These fees were deferred and are being amortized as interest expense over the term of the applicable debt agreements.

On May 31, 2012, HBB entered into an amended and restated credit agreement for a $115.0 million secured, floating-rate revolving credit facility (the “HBB Facility”). The HBB Facility expires in July 2017. Borrowings under the HBB Facility were used to repay HBB's previous term loan entered into in 2007. The obligations under the HBB Facility are secured by substantially all of HBB's assets. The approximate book value of HBB's assets held as collateral under the HBB Facility was $180 million as of June 30, 2012.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible accounts receivable, inventory and trademarks of the borrowers, as defined in the HBB Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the HBB Facility. A portion of the availability is denominated in Canadian dollars to provide funding to HBB's Canadian subsidiary. Borrowings bear interest at a floating rate, which can be a base rate or LIBOR, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective June 30, 2012, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.50%, respectively. The applicable margins, effective June 30, 2012, for base rate loans denominated in Canadian dollars was 0.00%. The HBB Facility also requires a fee of 0.25% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability.

At June 30, 2012, the borrowing base under the HBB Facility was $108.0 million. Borrowings outstanding under the HBB Facility were $41.4 million at June 30, 2012. Therefore, at June 30, 2012, the excess availability under the HBB Facility was $66.6 million. The floating rate of interest applicable to the HBB Facility at June 30, 2012 was 2.09% including the floating rate margin.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends, subject to achieving availability thresholds. Dividends are limited to (i) $15.0 million from the closing date of the HBB Facility through December 31, 2012, so long as HBB has excess availability, as defined in the HBB Facility, of at least $30.0 million; (ii) the greater of $20.0 million or excess cash flow from the most recently ended fiscal year in each of the two twelve-month periods following the closing date of the HBB Facility, so long as HBB has excess availability under the HBB Facility of $25.0 million and maintains a minimum fixed charge coverage ratio of 1.0 to 1.0, as defined in the HBB Facility; and (iii) in such amounts as determined by HBB subsequent to the second anniversary of the closing date of the HBB Facility, so long as HBB has excess availability under the HBB Facility of $25.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At June 30, 2012, HBB was in compliance with the covenants in the HBB Facility.

HBB incurred fees and expenses of $1.2 million in the first six months of 2012 related to the amended and restated HBB Facility. These fees were deferred and are being amortized as interest expense over the term of the HBB Facility.

Note 6 - Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account subsidiary credit risk, which is Level 2 as defined in the fair value hierarchy. At June 30, 2012, the fair value of revolving credit agreements and long-term debt, excluding capital leases, was $303.5 million compared with the book value of $302.5 million. At December 31, 2011, the fair value of revolving credit agreements and long-term debt, excluding capital leases, was $369.4 million compared with the book value of $370.7 million.

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

The Company uses interest rate swap agreements to partially reduce risks related to floating rate financing agreements that are subject to changes in the market rate of interest. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. The Company's interest rate swap agreements and its variable rate financings are predominately based upon the three-month LIBOR. Changes in the fair value of interest rate swap agreements that are effective as hedges are recorded in OCI. Deferred gains or losses are reclassified from OCI to the unaudited condensed consolidated statements of comprehensive income (loss) in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in interest expense. The ineffective portion of derivatives that are classified as hedges is immediately recognized in earnings and included on the line “Other” in the “Other (income) expense” section of the unaudited condensed consolidated statements of comprehensive income (loss).

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

Foreign Currency Derivatives: NMHG and HBB held forward foreign currency exchange contracts with total notional amounts of $318.8 million and $12.2 million, respectively, at June 30, 2012, primarily denominated in euros, British pounds, Japanese yen, Canadian dollars, Brazilian real, Mexican pesos, Swedish kroner and Australian dollars. NMHG and HBB held forward foreign currency exchange contracts with total notional amounts of $395.6 million and $15.6 million, respectively, at December 31, 2011, primarily denominated in euros, British pounds, Japanese yen, Canadian dollars, Australian dollars, Swedish kroner and Mexican pesos. The fair value of these contracts approximated a net asset of $4.2 million and $5.2 million at June 30, 2012 and December 31, 2011, respectively.

Forward foreign currency exchange contracts that qualify for hedge accounting are used to hedge transactions expected to occur within the next twelve months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at June 30, 2012, $5.1 million of the amount included in OCI is expected to be reclassified as income into the consolidated statement of comprehensive income (loss) over the next twelve months, as the transactions occur.

Interest Rate Derivatives: NMHG and HBB have interest rate swap agreements that hedge interest payments on their three-month LIBOR borrowings. The following table summarizes the notional amounts, related rates and remaining terms of active interest rate swap agreements at June 30, 2012 and December 31, 2011:

	Notional Amount		Average Fixed Rate
	JUNE 30 2012	DECEMBER 31 2011	JUNE 30 2012	DECEMBER 31 2011	Remaining Term at June 30, 2012
NMHG	$104.5	$204.5	4.2%	4.5%	Various, extending to February 2013
HBB	$25.0	$40.0	4.1%	4.6%	Various, extending to June 2013

In connection with the refinancing of NMHG's term loan during the second quarter of 2012, NMHG determined that the hedged forecasted transactions were no longer probable of occurring. As such, NMHG recognized a loss of $1.4 million related to the ineffectiveness of NMHG's interest rate swap agreements. These expenses are recorded in the unaudited condensed consolidated statement of comprehensive income (loss) on the line “Other”.

The fair value of all interest rate swap agreements was a net liability of $2.8 million and $7.3 million at June 30, 2012 and December 31, 2011, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at June 30, 2012, $0.5 million of the amount included in OCI is expected to be reclassified as expense into the consolidated statement of comprehensive income (loss) over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements. The interest rate swap agreements held by HBB on June 30, 2012 are expected to continue to be effective as hedges.

The following table summarizes the fair value of derivative instruments reflected on a gross basis at June 30, 2012 and December 31, 2011 as recorded in the unaudited condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	JUNE 30 2012	DECEMBER 31 2011	Balance Sheet Location	JUNE 30 2012	DECEMBER 31 2011
Derivatives designated as hedging instruments
Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$0.9	$5.5
Long-term	Other long-term liabilities	—	—	Other long-term liabilities	—	1.8
Foreign currency exchange contracts
Current	Prepaid expenses and other	5.4	8.1	Prepaid expenses and other	1.1	2.4
	Other current liabilities	0.6	1.3	Other current liabilities	1.2	2.1
Total derivatives designated as hedging instruments		$6.0	$9.4		$3.2	$11.8
Derivatives not designated as hedging instruments
Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$1.9	$—
Long-term	Other long-term liabilities	—	—	Other long-term liabilities	—	—
Foreign currency exchange contracts
Current	Prepaid expenses and other	2.3	1.4	Prepaid expenses and other	1.1	0.8
	Other current liabilities	0.5	0.2	Other current liabilities	1.2	0.5
Total derivatives not designated as hedging instruments		$2.8	$1.6		$4.2	$1.3
Total derivatives		$8.8	$11.0		$7.4	$13.1

The following table summarizes the pre-tax impact of derivative instruments for the three and six months ended June 30 as recorded in the unaudited condensed consolidated statements of comprehensive income (loss):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)				Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)				Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	THREE MONTHS		SIX MONTHS			THREE MONTHS		SIX MONTHS			THREE MONTHS		SIX MONTHS
Derivatives in Cash Flow Hedging Relationships	2012	2011	2012	2011		2012	2011	2012	2011		2012	2011	2012	2011
Interest rate swap agreements	$0.3	$(1.3)	$—	$(1.6)	Interest expense	$(1.5)	$(2.6)	$(3.9)	$(5.4)	Other	$(1.4)	$—	$(1.4)	$—
Foreign currency exchange contracts	2.0	(1.1)	2.3	(5.0)	Cost of sales	2.2	(1.1)	3.2	(0.9)	N/A	—	—	—	—
Total	$2.3	$(2.4)	$2.3	$(6.6)		$0.7	$(3.7)	$(0.7)	$(6.3)		$(1.4)	$—	$(1.4)	$—

											Amount of Gain or (Loss) Recognized in Income on Derivative
											THREE MONTHS		SIX MONTHS
Derivatives Not Designated as Hedging Instruments										Location of Gain or (Loss) Recognized in Income on Derivative	2012	2011	2012	2011
Interest rate swap agreements										N/A	$—	$—	$—	$—
Foreign currency exchange contracts										Cost of Sales or Other	(0.1)	(1.4)	(1.3)	(4.3)
Total											$(0.1)	$(1.4)	$(1.3)	$(4.3)

Note 7 - Unconsolidated Subsidiaries

Nine of NACoal's wholly owned subsidiaries each meet the definition of a variable interest entity: The Coteau Properties Company ("Coteau"); The Falkirk Mining Company ("Falkirk"); The Sabine Mining Company ("Sabine" and collectively with Coteau and Falkirk, the "project mining subsidiaries"); Demery Resources Company, LLC (“Demery”); Caddo Creek Resources Company, LLC (“Caddo Creek”); Camino Real Fuels, LLC (“Camino Real”); Liberty Fuels Company, LLC (“Liberty”); NoDak Energy Services, LLC ("NoDak") and North American Coal Corporation India Private Limited ("NACC India"). The project mining subsidiaries are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed. The obligations of the project mining subsidiaries are without recourse to NACCO and NACoal. Demery, Caddo Creek, Camino Real and Liberty (collectively with the project mining subsidiaries, the "unconsolidated mines") were formed to develop, construct and operate surface mines under long-term contracts. NoDak was formed to operate and maintain a coal processing facility. NACC India was formed to provide technical advisory services to the third-party owners of a coal mine in India. The contracts with the unconsolidated operations' customers allow for reimbursement at a price based on actual costs plus an agreed pre-tax profit per ton of coal sold or actual costs plus a management fee. Although NACoal owns 100% of the equity and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities or absorb any expected losses without additional support from the customers. The customers have a controlling financial interest and have the power to direct the activities that most significantly affect the economic performance of the entities. As a result, NACoal is not the primary beneficiary and therefore does not consolidate these entities' financial position or results of operations. The taxes resulting from the earnings of the unconsolidated mines and NoDak are solely the responsibility of the Company. The pre-tax income from the seven unconsolidated mines is reported on the line “Earnings of unconsolidated mines” in the unaudited condensed consolidated statements of comprehensive income (loss), with related taxes included in the provision for income taxes. The Company has included the pre-tax earnings of the unconsolidated mines above operating profit as they are an integral component of the Company's business and operating results. The pre-tax income from NoDak is reported on the line "Other" in the "Other (income) expense" section of the unaudited condensed consolidated statement of comprehensive income (loss), with the related income taxes included in the provision for income taxes. The net income from NACC India is reported on the line

"Other" in the "Other (income) expense" section of the unaudited condensed consolidated statement of comprehensive income (loss). The investment in the nine unconsolidated operations and related tax position was $18.3 million and $22.0 million at June 30, 2012 and December 31, 2011, respectively, and is included on the line “Other Non-current Assets” in the unaudited condensed consolidated balance sheets. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $4.9 million and $6.3 million at June 30, 2012 and December 31, 2011, respectively.

Summarized financial information for the nine unconsolidated operations is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2012	2011	2012	2011
Revenues	$135.0	$118.5	$269.4	$232.8
Gross profit	$18.2	$16.7	$37.4	$35.8
Income before income taxes	$11.0	$10.2	$23.6	$22.3
Income from continuing operations	$8.9	$7.6	$18.4	$16.9
Net income	$8.9	$7.6	$18.4	$16.9

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

The Company's percentage share of the net income or loss from its equity investments in NFS and SN is reported on the line “Other” in the “Other (income) expense” section of the unaudited condensed consolidated statements of comprehensive income (loss). The Company's equity investments are included on the line “Other Non-current Assets” in the unaudited condensed consolidated balance sheets. At June 30, 2012 and December 31, 2011, NMHG's investment in NFS was $10.6 million and $13.6 million, respectively, and NMHG's investment in SN was $34.5 million and $34.2 million, respectively.

Summarized financial information for these two NMHG equity investments is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2012	2011	2012	2011
Revenues	$101.0	$102.2	$198.0	$198.4
Gross profit	$28.6	$29.3	$57.6	$59.6
Income from continuing operations	$3.6	$2.2	$8.0	$7.3
Net income	$3.6	$2.2	$8.0	$7.3

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

Note 10 - Guarantees

Under various financing arrangements for certain customers, including independent retail dealerships, NMHG provides recourse or repurchase obligations such that NMHG would be obligated in the event of default by the customer. Terms of the third-party financing arrangements for which NMHG is providing recourse or repurchase obligations generally range from one to five years. Total amounts subject to recourse or repurchase obligations at June 30, 2012 and December 31, 2011 were $154.3 million and $179.1 million, respectively. As of June 30, 2012, losses anticipated under the terms of the recourse or repurchase obligations were not significant and reserves have been provided for such losses based on historical experience in the accompanying unaudited condensed consolidated financial statements. NMHG generally retains a security interest in the related assets financed such that, in the event NMHG would become obligated under the terms of the recourse or repurchase obligations, NMHG would take title to the assets financed. The fair value of collateral held at June 30, 2012 was approximately $171.3 million based on Company estimates. The Company estimates the fair value of the collateral using information regarding the original sales price, the current age of the equipment and general market conditions that influence the value of both new and used lift trucks. The Company also regularly monitors the external credit ratings of the entities in which it has provided recourse or repurchase obligations. As of June 30, 2012, the Company did not believe there was a significant risk of non-payment or non-performance of the obligations by these entities; however, based upon the economic environment, there can be no assurance that the risk may not increase in the future. In addition, NMHG has an agreement with GECC to limit its exposure to losses at certain eligible dealers. Under this agreement, losses related to $47.4 million of recourse or repurchase obligations for these certain eligible dealers are limited to 7.5% of their original loan balance, or $10.7 million as of June 30, 2012. The $47.4 million is included in the $154.3 million of total amounts subject to recourse or repurchase obligations at June 30, 2012.

Generally, NMHG sells lift trucks through its independent dealer network or directly to customers. These dealers and customers may enter into a financing transaction with NFS or other unrelated third parties. NFS provides debt financing to dealers and lease financing to both dealers and customers. On occasion, the credit quality of a customer or credit concentration issues within GECC may necessitate NMHG providing recourse or repurchase obligations of the lift trucks purchased by customers and financed through NFS. At June 30, 2012, approximately $100.9 million of the Company's total recourse or repurchase obligations of $154.3 million related to transactions with NFS. In addition, in connection with the joint venture agreement, NMHG also provides a guarantee to GECC for 20% of NFS' debt with GECC, such that NMHG would become liable under the terms of NFS' debt agreements with GECC in the case of default by NFS. At June 30, 2012, the amount of NFS' debt guaranteed by NMHG was $150.4 million. NFS has not defaulted under the terms of this debt financing in the past, and although there can be no assurances, NMHG is not aware of any circumstances that would cause NFS to default in future periods.

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

Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

2012
Balance at January 1	$48.0
Warranties issued	17.8
Settlements made	(20.8)
Foreign currency effect	(0.5)
Balance at June 30	$44.5

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

A reconciliation of the Company's consolidated federal statutory and effective income tax is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2012	2011	2012	2011
Income before income taxes:	$25.5	$26.3	$59.2	$113.3
Statutory taxes at 35%	$8.9	$9.2	$20.7	$39.7
Discrete items:
NMHG unremitted foreign earnings	(2.1)	—	(2.1)	—
Other	0.1	(0.2)	0.1	(0.1)
	(2.0)	(0.2)	(2.0)	(0.1)
Other permanent items:
NACoal percentage depletion	(0.9)	(0.5)	(2.2)	(3.3)
Foreign tax rate differential	(1.4)	(1.1)	(3.3)	(5.0)
Valuation allowance	(1.4)	(0.8)	(2.4)	(2.3)
Other	0.5	0.6	1.4	2.4
	(3.2)	(1.8)	(6.5)	(8.2)
Income tax provision	$3.7	$7.2	$12.2	$31.4
Effective income tax rate	14.5%	27.4%	20.6%	27.7%

During April 2012, the Company received approval from the Internal Revenue Service for an election regarding the U.S. tax treatment of contributions to certain of the Company’s non-U.S. pension plans. As a result of the approval, the Company released $2.1 million of the deferred tax liability provided for unremitted foreign earnings in the second quarter of 2012. In addition, during May 2012, the Company repatriated $50.0 million of the unremitted foreign earnings of its European subsidiaries.

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

The Company previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2011 that it expected to contribute approximately $8.0 million and $5.0 million to its U.S. and non-U.S. pension plans, respectively, in 2012. The Company now expects to contribute approximately $7.6 million and $3.6 million to its U.S. and non-U.S. pension plans, respectively, in 2012.

The Company also maintains health care plans which provide benefits to eligible retired employees. These plans have no assets. Under the Company's current policy, plan benefits are funded at the time they are due to participants.

The components of pension and postretirement (income) expense are set forth below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2012	2011	2012	2011
U.S. Pension
Service cost	$—	$—	$—	$—
Interest cost	1.7	1.9	3.4	3.7
Expected return on plan assets	(2.4)	(2.5)	(4.8)	(4.8)
Amortization of actuarial loss	1.7	1.5	3.3	2.8
Amortization of prior service credit	(0.2)	(0.1)	(0.2)	(0.2)
Total	$0.8	$0.8	$1.7	$1.5
Non-U.S. Pension
Service cost	$0.7	$0.6	$1.3	$1.1
Interest cost	1.7	1.9	3.4	3.8
Expected return on plan assets	(2.3)	(2.4)	(4.6)	(4.8)
Amortization of actuarial loss	1.0	1.0	2.0	2.0
Amortization of prior service credit	(0.1)	(0.1)	(0.1)	(0.1)
Amortization of transition liability	0.1	0.1	0.1	0.1
Total	$1.1	$1.1	$2.1	$2.1
Postretirement
Service cost	$0.1	$0.1	$0.1	$0.1
Interest cost	—	0.1	0.1	0.2
Amortization of prior service credit	(0.1)	(0.1)	(0.1)	(0.1)
Total	$—	$0.1	$0.1	$0.2

Note 14 - Business Segments

NACCO is a holding company with the following principal subsidiaries: NMHG, HBB, KC and NACoal. See Note 1 for a discussion of the Company's industries and product lines. NACCO's non-operating segment, NACCO and Other, includes the accounts of the parent company and Bellaire Corporation.

The Company has reportable segments for the following three management units: NMHG Americas, NMHG Europe and NMHG Other. NMHG Americas includes its operations in the United States, Canada, Mexico, Brazil and Latin America. NMHG Europe includes its operations in Europe, the Middle East and Africa. NMHG Other includes NMHG's corporate headquarters, its remaining wholly owned dealership and its immaterial operating segments, which include operations in the Asia-Pacific region. Certain amounts are allocated to these geographic management units and are included in the segment results presented below, including product development costs, corporate headquarters expenses, information technology infrastructure costs and NACCO management fees. These allocations among geographic management units are determined by NMHG's corporate headquarters and not directly incurred by the geographic operations. In addition, other costs are incurred directly by these geographic management units based upon the location of the manufacturing plant or sales units, including manufacturing variances, product liability, warranty and sales discounts, which may not be associated with the geographic management unit of the ultimate end user sales location where revenues and margins are reported. Therefore, the reported results of each NMHG segment cannot be considered stand-alone entities as all NMHG segments are inter-related and integrate into a single global NMHG business.

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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2012	2011	2012	2011
Revenues from external customers
NMHG
NMHG Americas	$378.0	$400.8	$772.7	$759.4
NMHG Europe	171.1	194.8	353.0	368.9
NMHG Other	52.9	52.4	105.8	106.3
	602.0	648.0	1,231.5	1,234.6
HBB	110.7	104.3	215.6	204.9
KC	42.3	40.0	87.6	80.9
NACoal	19.2	19.4	43.5	37.3
NACCO and Other	—	—	—	—
Eliminations	(0.8)	(0.7)	(1.6)	(1.2)
Total	$773.4	$811.0	$1,576.6	$1,556.5
Operating profit (loss)
NMHG
NMHG Americas	$14.2	$24.6	$32.8	$46.9
NMHG Europe	9.5	3.5	19.1	9.2
NMHG Other	0.9	(0.6)	2.5	1.8
	24.6	27.5	54.4	57.9
HBB	5.1	3.6	7.2	6.9
KC	(5.1)	(4.3)	(9.7)	(9.7)
NACoal	9.2	5.3	21.1	14.8
NACCO and Other	(2.3)	(1.1)	(3.8)	(3.6)
Eliminations	—	0.1	0.1	0.1
Total	$31.5	$31.1	$69.3	$66.4

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2012	2011	2012	2011
Net income (loss) attributable to stockholders
NMHG
NMHG Americas	$8.0	$18.3	$20.2	$34.7
NMHG Europe	9.1	3.2	18.0	8.5
NMHG Other	2.4	(2.3)	2.5	(1.7)
	19.5	19.2	40.7	41.5
HBB	2.2	1.3	3.2	2.3
KC	(3.2)	(2.7)	(6.0)	(6.0)
NACoal	7.1	4.6	16.3	11.7
NACCO and Other	(2.2)	(1.0)	(3.6)	33.7
Eliminations	(1.6)	(2.2)	(3.6)	(1.2)
Total	$21.8	$19.2	$47.0	$82.0

Note 15 - Other Events and Transactions

NACoal: During the second quarter of 2010 and the third quarter of 2011, NACoal entered into agreements to sell $31.4 million of assets, primarily two draglines. During the first quarter of 2012, NACoal sold a dragline for $20.2 million, which approximated book value. The remaining sales of the assets are expected to occur in 2012. These assets have been classified as held for sale in the unaudited condensed consolidated balance sheet at June 30, 2012 and December 31, 2011.

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
Litigation costs related to the failed transaction with Applica were $2.8 million during the first six months of 2011.

Hyster-Yale Spin-Off: On June 28, 2012, Hyster-Yale Materials Handling, Inc., which will be known as Hyster-Yale after the spin-off, filed a registration statement with the U.S. Securities and Exchange Commission relating to a proposed spin-off by NACCO of its materials handling business to its stockholders. Hyster-Yale Materials Handling, Inc., as an independent public company, will own and operate the Company's materials handling business.

In the proposed spin-off, it is contemplated that NACCO stockholders, in addition to retaining their shares of NACCO common stock, will receive one share of Hyster-Yale Materials Handling, Inc. Class A common stock and one share of Hyster-Yale Materials Handling, Inc. Class B common stock for each share of NACCO Class A common stock and Class B common stock they own. The transaction is expected to be tax-free to NACCO and its stockholders and is expected to close in the third quarter of 2012.

The Company expects to reclassify NMHG's results as discontinued operations when the spin-off is completed.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NACCO Industries, Inc. (the “parent company” or “NACCO”) and its wholly owned subsidiaries (collectively, the “Company”) operate in the following principal industries: materials handling, small appliances, specialty retail and mining. Results of operations and financial condition are discussed separately by subsidiary, which corresponds with the industry groupings.

Hyster-Yale Materials Handling, Inc., formerly known as NMHG Holding Co. ("NMHG") designs, engineers, manufactures, sells and services a comprehensive line of lift trucks and aftermarket parts marketed globally primarily under the Hyster® and Yale® brand names, mainly to independent Hyster® and Yale® retail dealerships. Lift trucks and component parts are manufactured in the United States, Northern Ireland, Mexico, The Netherlands, the Philippines, Italy, Japan, Vietnam, Brazil and China. Hamilton Beach Brands, Inc. (“HBB”) is a leading designer, marketer and distributor of small electric household appliances, as well as commercial products for restaurants, bars and hotels. The Kitchen Collection, LLC (“KC”) is a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States. The North American Coal Corporation and its affiliated coal companies (collectively, “NACoal”) mine and market coal primarily as fuel for power generation and provide selected value-added services for other natural resources companies.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Please refer to the discussion of the Company's Critical Accounting Policies and Estimates as disclosed on pages 39 through 42 in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. The Company's Critical Accounting Policies and Estimates have not materially changed since December 31, 2011.

HYSTER-YALE MATERIALS HANDLING, INC.

FINANCIAL REVIEW

The results of operations for NMHG were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2012	2011	2012	2011
Revenues
Americas	$378.0	$400.8	$772.7	$759.4
Europe	171.1	194.8	353.0	368.9
Other	52.9	52.4	105.8	106.3
	$602.0	$648.0	$1,231.5	$1,234.6
Operating profit
Americas	$14.2	$24.6	$32.8	$46.9
Europe	9.5	3.5	19.1	9.2
Other	0.9	(0.6)	2.5	1.8
	$24.6	$27.5	$54.4	$57.9
Interest expense	$3.4	$3.9	$7.2	$7.8
Other (income) expense	$(0.3)	$(1.0)	$(1.2)	$(2.1)
Net income attributable to stockholders	$19.5	$19.2	$40.7	$41.5
Effective income tax rate	9.3%	22.4%	15.9%	20.7%

See discussion of the consolidated effective income tax rate in Note 12 of the unaudited condensed consolidated financial statements.

Second Quarter of 2012 Compared with Second Quarter of 2011

The following table identifies the components of change in revenues for the second quarter of 2012 compared with the second quarter of 2011:

Revenues
2011	$648.0
Increase (decrease) in 2012 from:
Foreign currency	(26.4)
Unit volume and product mix	(14.3)
Other	(13.7)
Unit price	7.4
Parts	1.0
2012	$602.0

Revenues decreased 7.1% to $602.0 million in the second quarter of 2012 compared with $648.0 million in the second quarter of 2011, primarily as a result of unfavorable foreign currency movements as the euro and Brazilian real weakened against the U.S. dollar. Revenues were also unfavorably affected by a decline in unit volume primarily in Europe and the Americas and lower other revenue. These items were partially offset by the favorable effect of unit price increases implemented in 2011 and early 2012, primarily in Europe and the Americas. Worldwide new unit shipments decreased in the second quarter of 2012 to 18,728 from shipments of 19,921 in the second quarter of 2011.

The following table identifies the components of change in operating profit for the second quarter of 2012 compared with the second quarter of 2011:

Operating Profit
2011	$27.5
Increase (decrease) in 2012 from:
Foreign currency	(4.3)
Other selling, general and administrative expenses	(2.9)
Gross profit	3.5
Other	0.8
2012	$24.6

NMHG recognized operating profit of $24.6 million in the second quarter of 2012 compared with $27.5 million in the second quarter of 2011 and operating margin of 4.1% in the second quarter of 2012 and 4.2% in the second quarter of 2011. The decrease in the second quarter of 2012 was primarily due to unfavorable foreign currency movements in the Americas and Europe and higher selling, general and administrative expenses, mainly as a result of higher employee-related expenses in the second quarter of 2012. The decrease was partially offset by improved gross profit as a result of the favorable effect of price increases and a favorable shift in sales mix to higher-margin products and markets, partially offset by material cost increases. Gross margin improved to 16.1% in the second quarter of 2012 from 15.1% in the second quarter of 2011.

NMHG recognized net income attributable to stockholders of $19.5 million in the second quarter of 2012 compared with $19.2 million in the second quarter of 2011. The increase was primarily a result of the favorable effect of lower income tax expense as a result of a favorable income tax ruling from the Internal Revenue Service that allowed NMHG to release $2.1 million of deferred tax liabilities provided for unremitted foreign earnings in the second quarter of 2012, partially offset by the decline in operating profit and the write-off of certain interest rate swap contracts as a result of refinancing its debt.

Backlog

NMHG's worldwide backlog level was approximately 24,200 units at June 30, 2012 compared with approximately 25,100 units at June 30, 2011 and approximately 22,300 units at March 31, 2012.

First Six Months of 2012 Compared with First Six Months of 2011

The following table identifies the components of change in revenues for the first six months of 2012 compared with the first six months of 2011:

Revenues
2011	$1,234.6
Increase (decrease) in 2012 from:
Foreign currency	(30.4)
Other	(5.1)
Unit price	16.5
Unit volume and product mix	12.9
Parts	3.0
2012	$1,231.5

Revenues decreased to $1,231.5 million in the first six months of 2012 compared with $1,234.6 million in the first six months of 2011, primarily as a result of unfavorable foreign currency movements as the euro and Brazilian real weakened against the U.S. dollar, partially offset by the favorable effect of unit price increases implemented in 2011 and early 2012 and an increase in sales of higher-priced trucks and an increase in sales in Western European markets in the first six months of 2012 compared with the first six months of 2011. Worldwide new unit shipments decreased in the first six months of 2012 to 38,807 from shipments of 39,296 in the first six months of 2012.

The following table identifies the components of change in operating profit for the first six months of 2012 compared with the first six months of 2011:

Operating Profit
2011	$57.9
Increase (decrease) in 2012 from:
Other selling, general and administrative expenses	(7.2)
Foreign currency	(2.6)
Other	(0.5)
Gross profit	6.8
2012	$54.4

NMHG recognized operating profit of $54.4 million in the first six months of 2012 compared with $57.9 million in the first six months of 2011 and operating margin of 4.4% in the first six months of 2012 and 4.7% in the first six months of 2011. The decrease was primarily due to higher selling, general and administrative expenses, primarily as a result of higher employee-related expenses mainly attributable to hiring additional employees and higher incentive compensation expense in the first six months of 2012 and unfavorable foreign currency movements. The decrease was partially offset by improved gross profit as a result of the favorable effect of price increases and a favorable shift in sales mix to higher-margin products and markets, partially offset by material cost increases. Gross margin improved to 15.9% in the first six months of 2012 from 15.7% in the first six months of 2011.

NMHG recognized net income attributable to stockholders of $40.7 million in the first six months of 2012 compared with $41.5 million in the first six months of 2011. The decrease was primarily a result of the factors affecting operating profit and the write-off of certain interest rate swap contracts as a result of refinancing its debt in the second quarter of 2012, partially offset by the favorable effect of lower income tax expense as a result of a favorable income tax ruling from the Internal Revenue Service that allowed NMHG to release $2.1 million of deferred tax liabilities provided for unremitted foreign earnings in the second quarter of 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the six months ended June 30:

	2012	2011	Change
Operating activities:
Net income	$40.7	$41.4	$(0.7)
Depreciation and amortization	13.8	16.1	(2.3)
Other	2.5	9.3	(6.8)
Working capital changes:
Accounts receivable	22.3	(36.1)	58.4
Inventories	1.8	(41.6)	43.4
Accounts payable and other liabilities	(28.1)	18.0	(46.1)
Other	0.1	(10.9)	11.0
Net cash provided by (used for) operating activities	53.1	(3.8)	56.9

Investing activities:
Expenditures for property, plant and equipment	(5.9)	(6.7)	0.8
Proceeds from the sale of assets	0.2	0.3	(0.1)
Net cash used for investing activities	(5.7)	(6.4)	0.7

Cash flow before financing activities	$47.4	$(10.2)	$57.6

Net cash provided by (used for) operating activities increased $56.9 million in the first six months of 2012 compared with the first six months of 2011 primarily as a result of the change in working capital. During 2011, working capital was significantly affected as sales continued to recover from the low levels experienced in 2009 and, as a result, accounts receivable, inventory and accounts payable increased. During 2012, the change in working capital was primarily due to the payment of amounts accrued at December 31, 2011, including employee-related payments, partially offset by a decrease in accounts receivable primarily as a result of lower revenues during the first six months of 2012.

	2012	2011	Change
Financing activities:
Net reductions of long-term debt and revolving credit agreements	$(83.4)	$(7.9)	$(75.5)
Cash dividends paid to NACCO	—	(5.0)	5.0
Financing fees paid	(5.6)	—	(5.6)
Net cash used for financing activities	$(89.0)	$(12.9)	$(76.1)

The increase in net cash used for financing activities during the first six months of 2012 compared with the first six months of 2011 was primarily due to the refinancing of NMHG's previous term loan agreement and financing fees paid in the first three months of 2012 for the amendment to the NMHG Facility (defined below), partially offset by the absence of cash dividends paid to NACCO.

Financing Activities

NMHG has a $200.0 million secured, floating-rate revolving credit facility (the "NMHG Facility”) that expires in March 2017. There were no borrowings outstanding under the NMHG Facility at June 30, 2012. The excess availability under the NMHG Facility, at June 30, 2012, was $190.7 million, which reflects reductions of $9.3 million for letters of credit. The obligations under the NMHG Facility are guaranteed by substantially all domestic subsidiaries and, in the case of foreign borrowings, foreign subsidiaries. The obligations under the NMHG Facility are secured by a first lien on all domestic personal property and assets other than intellectual property, plant, property and equipment (all such property and assets, the “ABL Collateral”) and a second lien on all intellectual property, plant, property and equipment (the “Term Loan Collateral”). The approximate book value of NMHG's assets held as collateral under the NMHG Facility was $685 million as of June 30, 2012.

The maximum availability under the NMHG Facility is governed by a borrowing base derived from advance rates against the inventory and accounts receivable of the borrowers, as defined in the NMHG Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the NMHG Facility. A portion of the availability can be denominated in British pounds or euros. Borrowings bear interest at a floating rate which can be a base rate or LIBOR, as defined in the NMHG Facility, plus an applicable margin. The applicable margins, effective June 30, 2012, for domestic base rate loans and LIBOR loans were 0.75% and 1.75%, respectively. The domestic and foreign floating rates of interest applicable to the NMHG Facility on June 30, 2012 were 4.00% and a range of 2.25% to 3.00%, respectively, including the applicable floating rate margin. The applicable margin, effective June 30, 2012, for foreign overdraft loans was 2.00%. The NMHG Facility also requires the payment of a fee of 0.375% to 0.50% per annum on the unused commitment based on the average daily outstanding balance during the preceding month. At June 30, 2012, the fee was 0.50%.

The NMHG Facility includes restrictive covenants, which, among other things, limit the payment of dividends. NMHG may pay dividends subject to maintaining a certain level of availability prior to and upon payment of a dividend and achieving a minimum fixed charge coverage ratio of 1.10 to 1.00, as defined in the NMHG Facility. The current level of availability required to pay dividends is $40 million. The NMHG Facility also requires NMHG to achieve a minimum fixed charge coverage ratio in certain circumstances if NMHG fails to maintain a minimum amount of availability as specified in the NMHG Facility. At June 30, 2012, NMHG was in compliance with the covenants in the NMHG Facility.

On June 22, 2012, NACCO Materials Handling Group, Inc. (“NMHG, Inc.”), a wholly owned subsidiary of NMHG, entered into a new term loan agreement (the “NMHG Term Loan”) that provides for term loans up to an aggregate principal amount of $130.0 million, which mature in December 2017. The proceeds of the NMHG Term Loan, together with available cash on hand, were used to repay NMHG, Inc.'s previous term loan entered into in 2006. The NMHG Term Loan requires quarterly payments of $4.6 million each through September 2017 with the balance of the loan being due in full in December 2017. At June 30, 2012, there was $130.0 million outstanding under the NMHG Term Loan.

The obligations under the NMHG Term Loan are guaranteed by substantially all of NMHG, Inc.’s domestic subsidiaries. The obligations under the NMHG Term Loan are secured by a first lien on the Term Loan Collateral and a second lien on the ABL Collateral. The approximate book value of NMHG, Inc.'s assets held as collateral under the NMHG Term Loan was $685 million as of June 30, 2012.

Outstanding borrowings under the NMHG Term Loan bear interest at a floating rate which can be, at NMHG, Inc.’s option, a base rate plus a margin of 3.00% or LIBOR, as defined in the NMHG Term Loan, plus a margin of 4.00%. The weighted average interest rate on the amount outstanding under the NMHG Term Loan at June 30, 2012 was 5.00%. Outstanding borrowings under NMHG's previous term loan bore interest at a variable rate which could be, at NMHG, Inc.’s option, either LIBOR or a floating rate, plus an applicable margin. The weighted average interest rate on the amount outstanding under NMHG previous term loan at March 31, 2012 was 5.94%, including the interest rate swap agreements.

The NMHG Term Loan includes restrictive covenants, which, among other things, limit the payment of dividends. NMHG, Inc. may pay dividends subject to maintaining a certain level of availability under the NMHG Facility prior to and upon payment of a dividend and achieving the minimum fixed charge coverage ratio of 1.10 to 1.00. The current level of availability required to pay dividends is $40 million. The NMHG Term Loan also requires NMHG, Inc. to comply with a maximum leverage ratio and a minimum interest coverage ratio. At June 30, 2012, NMHG, Inc. was in compliance with the covenants in the NMHG Term Loan.

NMHG incurred fees and expenses of $3.6 million in the first six months of 2012 related to the NMHG Term Loan. These fees were deferred and are being amortized as interest expense over the term of the NMHG Term Loan.

In addition to the amount outstanding under the NMHG Term Loan, NMHG had borrowings of approximately $12.0 million of other debt at June 30, 2012.

NMHG believes funds available from cash on hand, the NMHG Facility, other available lines of credit and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments during the next twelve months and until the expiration of the NMHG Facility in March 2017.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2011, except for the payment of $212.6 million on NMHG's previous term loan agreement and the borrowing of $130.0 million under the NMHG Term Loan, there have been no significant changes in the total amount of NMHG's contractual obligations or commercial commitments, or the timing of cash flows in accordance with those obligations, as reported on page 50 in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Capital Expenditures

Expenditures by NMHG for property, plant and equipment were $5.9 million during the first six months of 2012. Capital expenditures are estimated to be an additional $25.9 million for the remainder of 2012. Planned expenditures for the remainder of 2012 are primarily for product development and improvements to NMHG's facilities and information technology infrastructure. The principal sources of financing for these capital expenditures are expected to be internally generated funds and bank borrowings.

Capital Structure

NMHG's capital structure is presented below:

	JUNE 30 2012	DECEMBER 31 2011	Change
Cash and cash equivalents	$143.1	$184.9	$(41.8)
Other net tangible assets	336.0	338.2	(2.2)
Net assets	479.1	523.1	(44.0)
Total debt	(142.6)	(226.0)	83.4
Total equity	$336.5	$297.1	$39.4
Debt to total capitalization	30%	43%	(13)%

Total debt decreased $83.4 million due to the refinancing of NMHG's previous term loan agreement. Total equity increased $39.4 million in the first six months of 2012 primarily as a result of $40.7 million of net income attributable to stockholders, partially offset by a $1.3 million increase in accumulated other comprehensive loss.

OUTLOOK

NMHG expects global lift truck market growth to continue to moderate during the remainder of 2012, with volumes comparable to or up slightly from prior periods in the Americas, China and Asia-Pacific, and declining moderately in Europe, particularly Western Europe. Nevertheless, NMHG anticipates a slight increase in overall shipment levels and parts volume in the remainder of 2012 compared with 2011, primarily as a result of new product introductions and marketing programs. NMHG will continue to monitor ongoing market conditions and adjust manufacturing levels as necessary.

Expectations for material cost increases have moderated during the first half of 2012 and, as such, NMHG now expects commodity prices in the second half of 2012 to be similar to those in the last half of 2011. Presently, price increases implemented in the first quarter of 2012 have offset the higher material costs experienced in the first half. However, commodity prices remain sensitive to changes in the global economy, and as a result, NMHG will continue to monitor economic conditions and the resulting effects on costs to determine the need for future price increases.

NMHG's new electric-rider, warehouse, internal combustion engine and big truck product development programs are continuing to move forward. The new electric-rider lift truck program brings a full line of newly designed products to market. NMHG launched the 4 to 5 ton electric truck in Europe in early July 2012 and expects to launch the final model in the new electric-rider lift truck program in the first quarter of 2013. In mid-2011, NMHG introduced into certain Latin American markets a new range of UTILEV® brand forklift trucks, which are basic forklift trucks that meet the needs of lower-intensity users. This new brand series of internal combustion engine utility lift trucks is gradually being introduced into global markets during 2012. All of these new products are expected to improve revenues and enhance operating margins, as well as help increase customer satisfaction. In the context of these new product introductions, NMHG will continue to focus on improving distribution effectiveness and capitalizing on its product capabilities to gain additional market share. In addition, stricter diesel emission regulations for new trucks go into effect in 2012 in certain global markets and NMHG expects to launch a range of lift trucks in 2012 that will include engine systems that meet these new emission requirements.

Net income is expected to decline modestly in the second half of 2012 compared with the second half of 2011 as a result of the absence of one-time items, primarily the elimination of certain post-retirement benefits which resulted in a $2.9 million pre-tax gain in the 2011 results, an anticipated shift in sales mix to lower margin products and markets during the remainder of 2012 and higher marketing, engineering and employee-related costs. Specifically, results are expected to decrease in the Europe, Middle East and Africa market segment based on the anticipated decline in market growth in Europe as the European economy continues to be depressed as well as the anticipated effect of a weak euro on results. Cash flow before financing activities for the full year 2012 is expected to be higher than 2011, primarily from reduced working capital requirements as the global lift truck markets continue to moderate in the Americas, China and Asia-Pacific and decline moderately in Europe.

Longer term, NMHG is focused on improving margins on new lift truck units, especially in its internal combustion engine business, through the introduction of its new products. In addition, NMHG is strategically focused on gaining market share through its new products, which meet a broad range of market applications cost effectively, and through enhancements to its independent dealer network and its marketing activities.

HAMILTON BEACH BRANDS, INC.

HBB's business is seasonal, and a majority of its revenues and operating profit typically occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday-selling season.

FINANCIAL REVIEW

The results of operations for HBB were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2012	2011	2012	2011
Revenues	$110.7	$104.3	$215.6	$204.9
Operating profit	$5.1	$3.6	$7.2	$6.9
Interest expense	$0.7	$1.3	$1.6	$2.9
Other (income) expense	$0.9	$0.2	$0.4	$0.2
Net income	$2.2	$1.3	$3.2	$2.3
Effective income tax rate	37.1%	38.1%	38.5%	39.5%

See discussion of the consolidated effective income tax rate in Note 12 of the unaudited condensed consolidated financial statements.

Second Quarter of 2012 Compared with Second Quarter of 2011

The following table identifies the components of change in revenues for the second quarter of 2012 compared with the second quarter of 2011:

Revenues
2011	$104.3
Increase (decrease) in 2012 from:
Product mix and unit volume	7.5
Average sales price	0.7
Foreign currency	(1.8)
2012	$110.7

Revenues for the second quarter of 2012 increased 6.1% to $110.7 million from $104.3 million in the second quarter of 2011 primarily as a result of a shift in sales to products with higher price points and by higher prices on comparable products sold, primarily in the U.S. consumer retail market. These items were partially offset by unfavorable foreign currency movements as the Mexican peso and Canadian dollar weakened against the U.S. dollar during the second quarter of 2012 compared with the second quarter of 2011.

The following table identifies the components of change in operating profit for the second quarter of 2012 compared with the second quarter of 2011:

Operating Profit
2011	$3.6
Increase (decrease) in 2012 from:
Gross profit	1.4
Distribution center relocation costs	0.9
Foreign currency	(0.8)
2012	$5.1

HBB's operating profit increased to $5.1 million in the second quarter of 2012 from $3.6 million in the second quarter of 2011. Operating profit increased primarily as a result of higher gross profit and the absence of costs related to moving the HBB distribution center into a larger facility during the second quarter of 2011. The increase in gross profit was primarily the result of a shift in sales to higher-margin products, partially offset by higher product costs and unfavorable foreign currency movements during the second quarter of 2012 compared with the second quarter of 2011. In addition, higher employee-related costs in the second quarter of 2012 included in selling, general and administrative expenses were completely offset by the absence of bad debt expense recorded in the second quarter of 2011 as a result of a customer filing for bankruptcy.

HBB recognized net income of $2.2 million in the second quarter of 2012 compared with $1.3 million in the second quarter of 2011 primarily due to the factors affecting operating profit and by lower interest expense due to lower levels of borrowings during the second quarter of 2012 compared with the second quarter of 2011. These items were partially offset by the unfavorable effect of foreign currency revaluation and the write-off of the remaining deferred financing fees related to the HBB term loan agreement which was repaid in the second quarter of 2012.

First Six Months of 2012 Compared with First Six Months of 2011

The following table identifies the components of change in revenues for the first six months of 2012 compared with the first six months of 2011:

Revenues
2011	$204.9
Increase (decrease) in 2012 from:
Unit volume and product mix	11.6
Average sales price	1.6
Foreign currency	(2.5)
2012	$215.6

Revenues increased 5.2% to $215.6 million in the first six months of 2012 compared with $204.9 million in the first six months of 2011 primarily due to a shift in sales to products with higher price points and by higher prices on comparable products sold, partially offset by a decrease in sales volumes and unfavorable foreign currency movements as the Canadian dollar and Mexican peso weakened against the U.S. dollar during the first six months of 2012 compared with the first six months of 2011.

The following table identifies the components of change in operating profit for the first six months of 2012 compared with the first six months of 2011:

Operating Profit
2011	$6.9
Increase (decrease) in 2012 from:
Gross profit	2.1
Distribution center relocation costs	0.9
Foreign currency	(1.7)
Other selling, general and administrative expenses	(1.0)
2012	$7.2

HBB's operating profit increased to $7.2 million in the first six months of 2012 compared with $6.9 million in the first six months of 2011. Operating profit increased primarily as a result of higher gross profit from a shift in sales to higher-margin and higher-priced products, partially offset by higher product costs and reduced sales volumes. In addition, operating profit was favorably affected by the absence of costs related to moving the HBB distribution center into a larger facility during the second quarter of 2011. These items were partially offset by unfavorable foreign currency movements and an increase in other selling, general and administrative expenses mainly due to higher employee-related costs and increased professional fees in the first six months of 2012 compared with the first six months of 2011.

HBB recognized net income of $3.2 million in the first six months of 2012 compared with $2.3 million in the first six months of 2011 primarily due to the factors affecting operating profit and by lower interest expense due to lower levels of borrowings during the first six months of 2012 compared with the first six months of 2011.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the six months ended June 30:

	2012	2011	Change
Operating activities:
Net income	$3.2	$2.3	$0.9
Depreciation and amortization	1.2	1.2	—
Other	3.3	4.1	(0.8)
Working capital changes	11.7	13.1	(1.4)
Net cash provided by operating activities	19.4	20.7	(1.3)

Investing activities:
Expenditures for property, plant and equipment	(1.3)	(1.5)	0.2
Net cash used for investing activities	(1.3)	(1.5)	0.2

Cash flow before financing activities	$18.1	$19.2	$(1.1)

	2012	2011	Change
Financing activities:
Reductions to long-term debt and revolving credit agreements	$(12.8)	$(0.6)	$(12.2)
Cash dividends paid to NACCO	(10.0)	—	(10.0)
Capital contribution from NACCO	—	4.0	(4.0)
Financing fees paid	(1.2)	—	(1.2)
Net cash provided by (used for) financing activities	$(24.0)	$3.4	$(27.4)

The decrease in net cash provided by (used for) financing activities was primarily the result of repaying $54.2 million of the HBB term loan and $10.0 million of cash dividends paid to NACCO in the first six months of 2012, partially offset by higher borrowings under the HBB Facility (defined below).

Financing Activities

HBB has a $115.0 million senior secured floating-rate revolving credit facility that expires in July 2017 (the “HBB Facility”). Borrowings under the HBB Facility were used to repay HBB's previous term loan entered into in 2007. The obligations under the HBB Facility are secured by substantially all of HBB's assets. The approximate book value of HBB's assets held as collateral under the HBB Facility was $180 million as of June 30, 2012.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible accounts receivable, inventory and trademarks of the borrowers, as defined in the HBB Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the HBB Facility. A portion of the availability is denominated in Canadian dollars to provide funding to HBB's Canadian subsidiary. Borrowings bear interest at a floating rate, which can be a base rate or LIBOR, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective June 30, 2012, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.50%, respectively. The applicable margins, effective June 30, 2012, for base rate loans denominated in Canadian dollars was 0.00%. Under HBB's previous revolving credit facility, the applicable margins, effective March 31, 2012, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.00%, respectively, and 0.00% and 1.00%, respectively, for base rate and bankers' acceptance loans denominated in Canadian dollars. The HBB Facility also requires a fee of 0.25% per annum on the unused commitment. Under HBB's previous credit facility, the unused commitment fee was 0.20% per annum. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability.

At June 30, 2012, the borrowing base under the HBB Facility was $108.0 million. Borrowings outstanding under the HBB Facility were $41.4 million at June 30, 2012. Therefore, at June 30, 2012, the excess availability under the HBB Facility was

$66.6 million. The floating rate of interest applicable to the HBB Facility at June 30, 2012 was 2.09% including the floating rate margin.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends, subject to achieving availability thresholds. Dividends are limited to (i) $15.0 million from the closing date of the HBB Facility through December 31, 2012, so long as HBB has excess availability, as defined in the HBB Facility, of at least $30.0 million; (ii) the greater of $20.0 million or excess cash flow from the most recently ended fiscal year in each of the two twelve-month periods following the closing date of the HBB Facility, so long as HBB has excess availability under the HBB Facility of $25.0 million and maintains a minimum fixed charge coverage ratio of 1.0 to 1.0, as defined in the HBB Facility; and (iii) in such amounts as determined by HBB subsequent to the second anniversary of the closing date of the HBB Facility, so long as HBB has excess availability under the HBB Facility of $25.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At June 30, 2012, HBB was in compliance with the covenants in the HBB Facility.

HBB incurred fees and expenses of $1.2 million in the first six months of 2012 related to the amended and restated HBB Facility. These fees were deferred and are being amortized as interest expense over the term of the HBB Facility.

HBB believes funds available from cash on hand, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2011, except for the payment of $54.2 million on the HBB term loan agreement and the borrowing of $41.4 million under the HBB Facility, there have been no significant changes in the total amount of HBB's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 57 in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Capital Expenditures

Expenditures for property, plant and equipment were $1.3 million for the first six months of 2012 and are estimated to be an additional $2.4 million for the remainder of 2012. These planned capital expenditures are primarily for tooling for new products. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

Working capital is significantly affected by the seasonality of HBB's business. The following is a discussion of the changes in HBB's capital structure at June 30, 2012 compared with both June 30, 2011 and December 31, 2011.

June 30, 2012 Compared with June 30, 2011

	JUNE 30 2012	JUNE 30 2011	Change
Cash and cash equivalents	$3.5	$68.4	$(64.9)
Other net tangible assets	67.1	67.8	(0.7)
Net assets	70.6	136.2	(65.6)
Total debt	(41.4)	(114.5)	73.1
Total equity	$29.2	$21.7	$7.5
Debt to total capitalization	59%	84%	(25)%

Total debt decreased $73.1 million from June 30, 2011 to June 30, 2012 primarily due to payments of $114.2 million on the HBB term loan agreement made since June 30, 2011, which was funded by additional borrowings under the HBB Facility and available cash.

Total equity increased $7.5 million due to HBB's net income of $19.3 million during the twelve months ended June 30, 2012, partially offset by $10.0 million of dividends to NACCO and a $1.8 million increase in accumulated other comprehensive loss during the twelve months ended June 30, 2012.

June 30, 2012 Compared with December 31, 2011

	JUNE 30 2012	DECEMBER 31 2011	Change
Cash and cash equivalents	$3.5	$9.3	$(5.8)
Other net tangible assets	67.1	79.9	(12.8)
Net assets	70.6	89.2	(18.6)
Total debt	(41.4)	(54.2)	12.8
Total equity	$29.2	$35.0	$(5.8)
Debt to total capitalization	59%	61%	(2)%

Other net tangible assets decreased $12.8 million from December 31, 2011 to June 30, 2012 primarily due to lower levels of accounts receivable and higher accounts payable, which were partially offset by higher levels of inventory primarily attributable to the seasonality of the business and a decrease in accrued payroll mainly due to payments made in the first half of 2012.

Total debt decreased $12.8 million due to payments of $54.2 million made on the HBB term loan agreement during the first six months of 2012, partially funded by additional borrowings under the HBB Facility.

Total equity decreased as a result of $10.0 million of dividends to NACCO during the first six months of 2012, partially offset by HBB's net income of $3.2 million and a $1.0 million decrease in accumulated other comprehensive loss during the first six months of 2012.

OUTLOOK

The middle-market portion of the U.S. small kitchen appliance market in which HBB participates was under pressure at the end of 2011 and the pressure continued in the first half of 2012. HBB's target consumer, the middle-market mass consumer, continues to struggle with financial concerns and high unemployment rates. As a result, sales volumes in this segment of the U.S. consumer market are expected to remain challenged and retailers are likely to remain cautious. Nevertheless, HBB expects improved volumes in comparison to weak levels in 2011. International and commercial product markets are anticipated to continue to strengthen compared with the prior year.

HBB continues to focus on strengthening its North American market position through product innovation, promotions, increased placements and branding programs, together with appropriate levels of advertising for HBB's highly successful and innovative product lines, such as The ScoopTM, a single-serve coffee maker. HBB expects The ScoopTM, the Two-Way Brewer and the DurathonTM iron product line, all introduced in late 2011, to continue to gain market position over time as broader distribution is attained. HBB is also continuing to introduce innovative products in several small appliance categories. In the second half of 2012, HBB expects to launch the Hamilton Beach® Open EaseTM Automatic Jar Opener. These products, as well as other new product introductions in the pipeline for 2012, and expected key placements and promotions for the third and fourth quarters of 2012, are expected to affect both revenues and operating profit positively. As a result of these new products, placements and promotions, and HBB's improving position in the U.S. consumer, commercial and international markets, HBB anticipates an increase in revenues in the second half of 2012 compared with 2011.

Overall, HBB expects net income in the second half of 2012 to increase compared with 2011 primarily as a result of anticipated increases in revenue and the absence of a charge of $1.3 million, $0.8 million after taxes of $0.5 million, for the write-off of a capital lease relating to an asset no longer being utilized, partially offset by an expected increase in operating expenses. HBB expects that 2012 cash flow before financing activities will be slightly lower than 2011.

Longer term, HBB will continue to work to improve revenues and profitability by remaining focused on developing consumer-driven innovative products, improving efficiencies, reducing costs, increasing pricing when needed, gaining placements and market share, and pursuing additional strategic growth opportunities, especially in the international and commercial markets.

THE KITCHEN COLLECTION, LLC

KC's business is seasonal, and a majority of its revenues and operating profit typically occurs in the second half of the year when sales of kitchenware to consumers increase significantly for the fall holiday-selling season.

FINANCIAL REVIEW

The results of operations for KC were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2012	2011	2012	2011
Revenues	$42.3	$40.0	$87.6	$80.9
Operating loss	$(5.1)	$(4.3)	$(9.7)	$(9.7)
Interest expense	$0.1	$0.1	$0.2	$0.2
Other (income) expense	$0.1	$—	$0.1	$—
Net loss	$(3.2)	$(2.7)	$(6.0)	$(6.0)
Effective income tax rate	39.6%	38.6%	40.0%	39.4%

See discussion of the consolidated effective income tax rate in Note 12 of the unaudited condensed consolidated financial statements.

Second Quarter of 2012 Compared with Second Quarter of 2011

The following table identifies the components of change in revenues for the second quarter of 2012 compared with the second quarter of 2011:

Revenues
2011	$40.0
Increase (decrease) in 2012 from:
New store sales	3.5
KC comparable store sales	0.8
Closed stores	(2.0)
2012	$42.3

Revenues for the second quarter of 2012 increased 5.8% to $42.3 million from $40.0 million in the second quarter of 2011. The increase was primarily a result of sales at newly opened KC stores and an increase in comparable store sales at KC. The increase in comparable store sales at KC was mainly due to a higher average sale transaction value, an increase in store transactions and an increase in customer visits. The increase in revenue was partially offset by the effect of closing unprofitable KC and Le Gourmet Chef ("LGC") stores since June 30, 2011. At June 30, 2012, KC operated 265 stores compared with 240 stores at June 30, 2011 and 276 stores at December 31, 2011. At June 30, 2012, LGC operated 55 stores compared with 61 stores at June 30, 2011 and 61 stores at December 31, 2011.

The following table identifies the components of change in operating loss for the second quarter of 2012 compared with the second quarter of 2011:

Operating Loss
2011	$(4.3)
(Increase) decrease in 2012 from:
New stores	(0.4)
KC comparable stores	(0.3)
LGC comparable stores	(0.2)
Other selling, general and administrative costs	0.1
2012	$(5.1)

KC recognized an operating loss of $5.1 million in the second quarter of 2012 compared with $4.3 million in the second quarter of 2011. The change in the operating loss was primarily due to higher store costs from an increase in the number of KC stores in the second quarter of 2012 compared with the second quarter of 2011 and a decrease in KC and LGC comparable store results. The decrease in comparable store results was mainly a result of higher employee-related and travel costs at KC stores and higher rent and employee-related costs at LGC stores. The increase in these costs was mainly the result of the remodeling of 50 KC stores and store format changes completed at all of the LGC stores during the second quarter of 2012.

KC reported a net loss of $3.2 million in the second quarter of 2012 compared with $2.7 million in the second quarter of 2011 primarily due to the factors affecting the operating loss.

First Six Months of 2012 Compared with First Six Months of 2011

The following table identifies the components of change in revenues for the first six months of 2012 compared with the first six months of 2011:

Revenues
2011	$80.9
Increase (decrease) in 2012 from:
New store sales	7.8
KC comparable store sales	2.7
LGC comparable store sales	0.5
Closed stores	(4.3)
2012	$87.6
Revenues increased 8.3% to $87.6 million for the first six months of 2012 compared with $80.9 million in the first six months of 2011. The increase was primarily a result of sales at newly opened KC and LGC stores and an increase in comparable store sales at both KC and LGC. The increase in comparable store sales at KC and LGC was primarily due to an increase in store transactions and a higher average sale transaction value. The increase in revenue was partially offset by the effect of closing unprofitable KC and LGC stores since June 30, 2011.

The following table identifies the components of change in operating loss for the first six months of 2012 compared with the first six months of 2011:

Operating Loss
2011	$(9.7)
(Increase) decrease in 2012 from:
Warehouse combination costs	0.7
KC comparable stores	0.6
Closed stores	0.2
Selling, general and administrative expenses	(0.7)
New stores	(0.6)
LGC comparable stores	(0.2)
2012	$(9.7)

KC's recognized an operating loss of $9.7 million in the first six months of 2012 and in the first six months of 2011. The operating loss was favorably affected by the absence of costs incurred in the first six months of 2011 related to combining KC's two warehouse facilities into one facility, improved comparable store results at KC, mainly as a result of higher sales and improved gross margins and by the favorable effect of closing unprofitable KC and LGC stores during the past twelve months. These items were offset by higher selling, general and administrative expenses primarily from an increase in employee-related expenses, higher store costs due to an increase in the number of stores and lower comparable store results at LGC primarily from higher rent and employee-related costs at LGC stores.

KC reported a net loss of $6.0 million in the first six months of 2012 and in the first six months of 2011.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the six months ended June 30:

	2012	2011	Change
Operating activities:
Net loss	$(6.0)	$(6.0)	$—
Depreciation and amortization	1.4	1.5	(0.1)
Other	0.1	1.0	(0.9)
Working capital changes	(18.6)	(16.0)	(2.6)
Net cash used for operating activities	(23.1)	(19.5)	(3.6)

Investing activities:
Expenditures for property, plant and equipment	(2.5)	(1.5)	(1.0)
Net cash used for investing activities	(2.5)	(1.5)	(1.0)

Cash flow before financing activities	$(25.6)	$(21.0)	$(4.6)

Net cash used for operating activities increased $3.6 million primarily due to a change in working capital and a decrease in other operating activities from a change in deferred taxes. The change in working capital was mainly due to a larger decrease in accounts payable during the first six months of 2012 compared with the first six months of 2011 primarily attributable to a change in the timing of payments, partially offset by a smaller decrease in intercompany accounts payable mainly due to lower payments of intercompany taxes to NACCO and lower inventory from HBB in the first six months of 2012 compared with the first six months of 2011.

	2012	2011	Change
Financing activities:
Net additions to revolving credit agreement	$15.0	$12.5	$2.5
Cash dividends paid to NACCO	—	(2.5)	2.5
Other	(0.1)	(0.1)	—
Net cash provided by financing activities	$14.9	$9.9	$5.0

Net cash provided by financing activities increased $5.0 million in the first six months of 2012 compared with the first six months of 2011 primarily from higher levels of borrowings to support operations and the absence of dividends paid to NACCO in the first six months of 2011.

Financing Activities
KC has a $30.0 million secured revolving line of credit (the "KC Facility") that expires in April 2013. The KC Facility can be extended at KC's option for an additional year, subject to the lender's consent. The obligations under the KC Facility are secured by substantially all assets of KC. The approximate book value of KC's assets held as collateral under the KC Facility was $80 million as of June 30, 2012.
The availability is derived from a borrowing base formula using KC's eligible inventory and eligible credit card accounts receivable, as defined in the KC Facility. At June 30, 2012, the borrowing base was $27.0 million. Borrowings outstanding under the KC Facility were $15.0 million at June 30, 2012. Therefore, at June 30, 2012, the excess availability under the KC Facility was $12.0 million.
Borrowings bear interest at a floating rate, which can be either a base rate or LIBOR, as defined in the KC Facility, plus an applicable margin. The applicable margins, effective June 30, 2012, for base rate and LIBOR loans were 1.75% and 2.75%, respectively. The floating rate of interest applicable to the KC Facility was 3.19% at June 30, 2012, including the floating rate margin. The KC Facility also requires a fee of 0.50% per annum on the unused commitment.
The KC Facility allows for the payment of dividends to NACCO, subject to certain restrictions based on availability and meeting a fixed charge coverage ratio as described in the KC Facility. Dividends are limited to (i) $6.0 million in any twelve-

month period, so long as KC has excess availability, as defined in the KC Facility, of at least $7.5 million after giving effect to such payment and maintaining a minimum fixed charge coverage ratio of 1.1 to 1.0, as defined in the KC Facility; (ii) $2.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $7.5 million after giving effect to such payment and (iii) in such amounts as determined by KC, so long as KC has excess availability under the KC Facility of $15.0 million after giving effect to such payment.

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

Capital Expenditures

Expenditures for property, plant and equipment were $2.5 million for the first six months of 2012 and are estimated to be an additional $1.4 million for the remainder of 2012. These planned capital expenditures are primarily for fixtures and equipment at new or existing stores and improvements to KC's information technology infrastructure. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

Working capital is significantly affected by the seasonality of KC's business. The following is a discussion of the changes in KC's capital structure at June 30, 2012 compared with both June 30, 2011 and December 31, 2011.

June 30, 2012 Compared with June 30, 2011

	JUNE 30 2012	JUNE 30 2011	Change
Cash and cash equivalents	$1.1	$0.6	$0.5
Other net tangible assets	54.6	51.5	3.1
Net assets	55.7	52.1	3.6
Total debt	(15.0)	(12.5)	(2.5)
Total equity	$40.7	$39.6	$1.1
Debt to total capitalization	27%	24%	3%

Other net tangible assets increased $3.1 million at June 30, 2012 compared with June 30, 2011, primarily from an increase in inventory due to the higher number of KC stores.

Total debt increased as a result of the required funding for the higher inventory levels during the first six months of 2012. Total equity increased as a result of KC's net income of $1.1 million during the twelve months ended during June 30, 2012.

June 30, 2012 Compared with December 31, 2011

	JUNE 30 2012	DECEMBER 31 2011	Change
Cash and cash equivalents	$1.1	$11.8	$(10.7)
Other net tangible assets	54.6	34.9	19.7
Net assets	55.7	46.7	9.0
Total debt	(15.0)	—	(15.0)
Total equity	$40.7	$46.7	$(6.0)
Debt to total capitalization	27%	(a)	(a)

(a)	Debt to total capitalization is not meaningful.

Other net tangible assets increased $19.7 million at June 30, 2012 compared with December 31, 2011, primarily from a decrease in accounts payable due to the seasonality of the business, a decrease in intercompany accounts payable and accrued payroll for payments made during the first six months of 2012.

Total debt increased as a result of the seasonality of the business and the required funding of operations during the first six months of 2012. Total equity decreased as a result of KC's net loss of $6.0 million during the first six months of 2012.

OUTLOOK

The outlet mall retail market remains challenging as continued high unemployment rates and other consumer financial concerns are expected to continue to affect consumer sentiment and limit spending levels for KC's target customer for the remainder of 2012. However, KC expects to have an increased number of Kitchen Collection® stores in 2012 and anticipates revenue in the second half of 2012 will increase compared with 2011.

Overall, KC expects an increase in net income for the second half of 2012 compared with the second half of 2011, primarily in the fourth quarter of 2012. KC expects the momentum achieved by the new stores opened in 2011 and the first half of 2012 to continue for the remainder of 2012 and expects improvements in operating results in the remainder of 2012 at both store formats as the new stores opened in 2011 develop an established customer base and as additional new stores are opened in the remainder of 2012. In addition, KC anticipates improvements in operating results as KC continues its ongoing program of closing underperforming stores. Enhanced sales and margins are also expected as a result of further improvements in store formats and layouts at both the Kitchen Collection® and Le Gourmet Chef® stores, and as a result of further refinements of promotional offers and merchandise mix in both store formats. KC completed the format changes of all of its Le Gourmet Chef® stores in the second quarter of 2012 and expects to complete the remodeling of 30 more Kitchen Collection® stores in the third quarter of 2012. Although KC anticipates increased product and transportation costs in 2012, it expects to offset these increased costs through price increases and other actions as needed. Cash flow before financing in 2012 is expected to be comparable to 2011.

Longer term, KC plans to focus on enhancing sales volume and profitability by continuing to refine its store formats and review its product offerings, strengthening its merchandise mix, store displays and appearance, optimizing store selling space and evaluating and closing underperforming and loss-generating stores as lease contracts permit. KC also expects to drive profitability by achieving store growth in the Kitchen Collection® and Le Gourmet Chef® outlet and traditional mall store formats over the longer term while maintaining disciplined cost control. As leasing conditions change year to year, KC expects to continue to adjust its store expansion efforts to ensure it pursues the most favorable opportunities. In the near term, KC expects to focus its growth on increasing the number of Kitchen Collection® stores. When adequate profit prospects are demonstrated at the Le Gourmet Chef® format, KC's expansion focus will shift to increasing the number of these stores as well.

THE NORTH AMERICAN COAL CORPORATION

NACoal mines and markets coal primarily as fuel for power generation and provides selected value-added services for other natural resources companies. Coal is surface mined from NACoal's developed mines in North Dakota, Texas, Mississippi and Louisiana. Total coal reserves approximate 2.3 billion tons with approximately 1.2 billion tons committed to customers pursuant to long-term contracts. NACoal has one consolidated mining operation: Mississippi Lignite Mining Company (“MLMC”). NACoal has nine unconsolidated operations: The Coteau Properties Company (“Coteau”), The Falkirk Mining Company (“Falkirk”), The Sabine Mining Company (“Sabine”), Demery Resources Company, LLC (“Demery”), Caddo Creek Resources Company, LLC (“Caddo Creek”), Camino Real Fuels, LLC (“Camino Real”), Liberty Fuels Company, LLC (“Liberty”), NoDak Energy Services, LLC ("NoDak") and North American Coal Corporation India Private Limited (“NACC India”). Caddo Creek, Camino Real and Liberty are in the development stage and do not currently mine or deliver coal. NACoal also provides dragline mining services for independently owned limerock quarries in Florida.
The contracts with the unconsolidated operations' customers allow for reimbursement at a price based on actual costs plus an agreed pre-tax profit per ton of coal sold or actual costs plus a management fee. The unconsolidated operations each meet the definition of a variable interest entity and are accounted for using the equity method.

FINANCIAL REVIEW

Tons of coal sold by NACoal's operating mines were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2012	2011	2012	2011
Coteau	3.1	2.8	6.5	6.6
Falkirk	1.7	1.5	3.7	3.5
Sabine	1.1	1.1	2.3	2.3
Unconsolidated mines	5.9	5.4	12.5	12.4
MLMC	0.5	0.6	1.3	1.2
Consolidated mines	0.5	0.6	1.3	1.2
Total tons sold	6.4	6.0	13.8	13.6

The limerock dragline mining operations delivered 4.4 million and 8.1 million cubic yards of limerock in the three and six months ended June 30, 2012. This compares with 4.0 million and 7.6 million cubic yards of limerock in the three and six months ended June 30, 2011.

The results of operations for NACoal were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2012	2011	2012	2011
Revenues	$19.2	$19.4	$43.5	$37.3
Operating profit	$9.2	$5.3	$21.1	$14.8
Interest expense	$0.7	$0.8	$1.4	$1.4
Other (income) expense	$(0.4)	$(0.8)	$(0.7)	$(0.8)
Net income	$7.1	$4.6	$16.3	$11.7
Effective income tax rate	20.2%	13.2%	20.1%	17.6%

See further discussion of the consolidated effective income tax rate in Note 12 of the unaudited condensed consolidated financial statements.

Second Quarter of 2012 Compared with Second Quarter of 2011

The following table identifies the components of change in revenues for the second quarter of 2012 compared with the second quarter of 2011:

Revenues
2011	$19.4
Increase (decrease) in 2012 from:
Consolidated mining operations	(0.6)
Royalty and other income	0.4
2012	$19.2

Revenues decreased to $19.2 million for the second quarter of 2012 compared with $19.4 million in the second quarter of 2011 due to lower revenues at the consolidated mining operations, partially offset by an increase in royalty and other income. The decrease at the consolidated mining operations was primarily the result of a decrease in tons delivered at MLMC in the second quarter of 2012 as a result of an increase in unplanned outage days at a customer's power plant in the second quarter of 2012 compared with the second quarter of 2011.

The following table identifies the components of change in operating profit for the second quarter of 2012 compared with the second quarter of 2011:

Operating Profit
2011	$5.3
Increase (decrease) in 2012 from:
Gain on sale of asset	2.3
Earnings of unconsolidated mines	1.1
Consolidated mining operations	0.9
Other selling, general and administrative expenses	(0.4)
2012	$9.2

Operating profit increased to $9.2 million in the second quarter of 2012 from $5.3 million in the second quarter of 2011, primarily due to a gain on the sale of assets recorded in the second quarter of 2012, improved earnings at the unconsolidated mines mainly from an increase in tons delivered and contractual price escalators and increased operating profit at the consolidated mining operations mainly due to lower cost of coal sold which offset the decrease in tons delivered during the second quarter of 2012 compared with the second quarter of 2011. The increase was partially offset by higher other selling, general and administrative expenses, primarily from an increase in employee-related expenses.

Net income increased to $7.1 million in the second quarter of 2012 from $4.6 million in the second quarter of 2011 primarily due to the factors affecting operating profit.

First Six Months of 2012 Compared with First Six Months of 2011

The following table identifies the components of change in revenues for the first six months of 2012 compared with the first six months of 2011:

Revenues
2011	$37.3
Increase in 2012 from:
Consolidated mining operations	4.8
Royalty and other income	1.4
2012	$43.5

Revenues for the first six months of 2012 increased 16.6% to $43.5 million from $37.3 million in the first six months of 2011 primarily as a result of higher revenues at the consolidated mining operations and an increase in royalty and other income. The increase at the consolidated mining operations was primarily the result of an increase in tons delivered at MLMC in the first six months of 2012 due to improvements at a customer's power plant and fewer unplanned customer power plant outage days in the first six months of 2012 compared with 2011.

The following table identifies the components of change in operating profit for the first six months of 2012 compared with the first six months of 2011:

Operating Profit
2011	$14.8
Increase (decrease) in 2012 from:
Gain on sale of asset	2.3
Consolidated mining operations	2.3
Royalty and other income	1.4
Earnings of unconsolidated mines	1.0
Other selling, general and administrative expenses	(0.7)
2012	$21.1

Operating profit increased to $21.1 million in the first six months of 2012 from $14.8 million in the first six months of 2011, primarily as a result of a gain on the sale of assets recorded in the second quarter of 2012, an increase in consolidated mining operating profit mainly due to increased deliveries as a result of improvements at a customer's power plant and fewer unplanned customer power plant outage days in the first six months of 2012 compared with 2011. The increase in consolidated mining operating profit was partially offset by higher cost of coal sold in the first six months of 2012 as a result of increased production levels which resulted in fewer costs being capitalized into inventory in the first six months of 2012 compared with 2011. In addition, higher royalty and other income contributed to the improvement in operating profit. The increase was partially offset by higher other selling, general and administrative expenses, primarily from an increase in employee-related expenses.

Net income increased to $16.3 million in the first six months of 2012 from $11.7 million in the first six months of 2011 primarily due to the factors affecting operating profit.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the six months ended June 30:

	2012	2011	Change
Operating activities:
Net income	$16.3	$11.7	$4.6
Depreciation, depletion and amortization	4.0	3.9	0.1
Other	2.6	5.6	(3.0)
Working capital changes	(6.0)	(6.1)	0.1
Net cash provided by operating activities	16.9	15.1	1.8

Investing activities:
Expenditures for property, plant and equipment	(30.5)	(6.8)	(23.7)
Proceeds from the sale of assets	23.5	0.4	23.1
Proceeds from note receivable	14.4	—	14.4
Net cash provided by (used for) investing activities	7.4	(6.4)	13.8

Cash flow before financing activities	$24.3	$8.7	$15.6

The increase in net cash provided by operating activities was primarily the result of the increase in net income during the first six months of 2012 compared with the first six months of 2011, partially offset by a decrease in other operating activities mainly due to the gain on the sale of assets recorded in the second quarter of 2012.

The change in net cash provided by (used for) investing activities was primarily attributable to proceeds received from the sale of a dragline in the first quarter of 2012 and proceeds received from the collection of a long-term note related to the prior sale of a dragline, partially offset by an increase in expenditures for property, plant and equipment including the purchase of two draglines in the first six months of 2012.

	2012	2011	Change
Financing activities:
Net additions of long-term debt and revolving credit agreements	$12.8	$0.1	$12.7
Cash dividends paid to NACCO	(20.2)	(10.0)	(10.2)
Net cash used for financing activities	$(7.4)	$(9.9)	$2.5

The decrease in net cash used for financing activities during the first six months of 2012 compared with the first six months of 2011 was primarily due to higher borrowings on NACoal's revolving credit agreements, partially offset by an increase in the amount of cash dividends paid to NACCO in the first six months of 2012 compared with the first six months of 2011.

Financing Activities

NACoal has an unsecured revolving line of credit (the “NACoal Facility”) of up to $150.0 million that expires in December 2016. Borrowings outstanding under the NACoal Facility were $81.0 million at June 30, 2012. The excess availability under the NACoal Facility was $67.8 million at June 30, 2012, which reflects a reduction for outstanding letters of credit of $1.2 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved, as defined in the NACoal Facility. The applicable margins, effective June 30, 2012, for base rate and LIBOR loans were 0.50% and 1.50%, respectively. The NACoal Facility also has a commitment fee which is also based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.30% on the unused commitment at June 30, 2012. The floating rate of interest applicable to the NACoal Facility at June 30, 2012 was 2.10% including the floating rate margin.

The NACoal Facility also contains restrictive covenants that require, among other things, NACoal to maintain certain debt to EBITDA and interest coverage ratios, and provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 3.00 to 1.0 in conjunction with maintaining unused availability thresholds of borrowing capacity under a minimum interest coverage ratio, as defined in the NACoal Facility, of 4.0 to 1.0. The current level of availability required to pay dividends is $15 million. At June 30, 2012, NACoal was in compliance with the covenants in the NACoal Facility.

During 2004 and 2005, NACoal issued unsecured notes totaling $45.0 million in a private placement (the “NACoal Notes”), which require annual principal payments of approximately $6.4 million that began in October 2008 and will mature on October 4, 2014. These unsecured notes bear interest at a weighted-average fixed rate of 6.08%, payable semi-annually on April 4 and October 4. The NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. NACoal had $19.3 million of the private placement notes outstanding at June 30, 2012. The NACoal Notes contain certain covenants and restrictions that require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios, and limit dividends to NACCO based upon maintaining a maximum debt to EBITDA ratio of 3.50 to 1.0. At June 30, 2012, NACoal was in compliance with the covenants in the NACoal Notes.

NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At June 30, 2012, the balance of the note was $3.8 million and the interest rate was 0.25%.

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

Capital Expenditures

Expenditures for property, plant and equipment were $30.5 million during the first six months of 2012. NACoal estimates that its capital expenditures for the remainder of 2012 will be an additional $8.4 million, primarily for mine equipment and development at its mines. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

NACoal's capital structure is presented below:

	JUNE 30 2012	DECEMBER 31 2011	Change
Cash and cash equivalents	$18.2	$1.3	$16.9
Other net tangible assets	126.0	130.9	(4.9)
Coal supply agreement, net	56.8	57.9	(1.1)
Net assets	201.0	190.1	10.9
Total debt	(108.5)	(94.0)	(14.5)
Total equity	$92.5	$96.1	$(3.6)
Debt to total capitalization	54%	49%	5%

The decrease in other net tangible assets during the first six months of 2012 was primarily due to the collection of a note receivable related to the prior sale of a dragline in 2009 and a reduction of the investment in the unconsolidated mines due to dividends paid in the first six months of 2012. These items were partially offset by the purchase of two draglines in the second quarter of 2012, partially offset by the sale of a dragline in the first quarter of 2012 and an increase in inventory due to a decrease in tons delivered at MLMC in the second quarter of 2012 as a result of unplanned outage days at a customer's power plant.

Total debt increased $14.5 million primarily due to additional borrowings on the NACoal Facility during the first six months of 2012.

Total equity decreased as a result of $20.2 million of cash dividends paid to NACCO during the first six months of 2012, partially offset by NACoal's net income of $16.3 million and a $0.3 million decrease in accumulated other comprehensive loss during the first six months of 2012.

OUTLOOK

NACoal expects solid operating performance at its coal mining operations in the remainder of 2012. Tons delivered in the last half of 2012 are expected to be comparable to deliveries during the comparable 2011 period provided customers achieve currently planned power plant operating levels for the remainder of 2012. Limerock deliveries for the second half of 2012 are expected to be higher than deliveries in the last half of 2011 as customer requirements are expected to increase during the remainder of 2012. Royalty and other income in the remainder of 2012 is also expected to be moderately higher than the same period in 2011.

The new unconsolidated mines, which are in development and will not be in full production for several years, are expected to continue to generate modest income in the last half of 2012. NACoal also has new project opportunities for which it expects to continue to incur additional expenses in 2012. In particular, NACoal continues to move forward to obtain a permit for its Otter Creek reserve in North Dakota in preparation for the expected construction of a new mine. The permit is anticipated to be issued in late 2012.

Overall, NACoal expects net income in the second half of 2012 to be comparable to 2011 net income. Anticipated gains on sales of dragline assets held for sale are expected to be fully offset by higher selling, general and administrative expenses as a result of increased employee-related costs and development activities and lower operating results at the unconsolidated mining operations, particularly in the fourth quarter of 2012. Cash flow before financing activities for 2012 is expected to be substantially higher than 2011, mainly as a result of expected asset sales.

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

FINANCIAL REVIEW

Operating Results

The results of operations at NACCO and Other were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2012	2011	2012	2011
Revenues	$—	$—	$—	$—
Operating loss	$(2.3)	$(1.1)	$(3.8)	$(3.6)
Other (income) expense	$0.8	$0.3	$1.1	$(56.5)
Net income (loss)	$(2.2)	$(1.0)	$(3.6)	$33.7

Second Quarter of 2012 Compared with Second Quarter of 2011

NACCO and Other recognized an operating loss of $2.3 million in the second quarter of 2012 compared with $1.1 million in the second quarter of 2011 primarily due to an increase in employee-related expenses during the second quarter of 2012 compared with the second quarter of 2011 and costs incurred related to the proposed spin-off of Hyster-Yale Materials Handling, Inc. during the second quarter of 2012 as discussed below. NACCO and Other recognized a net loss of $2.2 million in the second quarter of 2012 compared with $1.0 million in the second quarter of 2011 primarily due to the factors affecting the operating loss.

First Six Months of 2012 Compared with First Six Months of 2011

NACCO and Other recognized a net loss of $3.6 million in the first six months of 2012 compared with net income of $33.7 million in the first six months of 2011 primarily due to the settlement of the Applica litigation, as discussed in the Applica Transaction section below.

Hyster-Yale Spin-Off

As previously announced on June 28, 2012, Hyster-Yale Materials Handling, Inc., which will be known as Hyster-Yale after the spin-off, filed a registration statement with the U.S. Securities and Exchange Commission relating to a proposed spin-off by NACCO of its materials handling business to its stockholders. Hyster-Yale Materials Handling, Inc., as an independent public company, will own and operate the Company's materials handling business.

Looking forward and taking into account the additional expenses associated with becoming a public company, Hyster-Yale Materials Handling, Inc. is expected to have ongoing annual incremental expenses of up to $3.5 million pre-tax. These expenses will commence on completion of the spin-off of Hyster-Yale Materials Handling, Inc. when normal and customary expenses associated with being a public company are expected to be incurred, such as expenses related to its public reporting obligations, directors fees and insurance. NACCO Industries, Inc., excluding Hyster-Yale Materials Handling, Inc., is expected to incur net additional public company expenses of up to $0.5 million annually.

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
Litigation costs related to the failed transaction with Applica were $2.8 million during the first six months of 2011.

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

Following are the parent company management fees included in each subsidiary's selling, general and administrative expenses for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2012	2011	2012	2011
NMHG	$3.3	$2.5	$6.5	$5.0
HBB	$0.5	$0.9	$1.1	$1.9
KC	$—	$0.1	$0.1	$0.1
NACoal	$0.8	$1.1	$1.6	$2.3

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

Capital Structure

NACCO's consolidated capital structure is presented below:

	JUNE 30 2012	DECEMBER 31 2011	Change
Cash and cash equivalents	$303.2	$338.6	$(35.4)
Other net tangible assets	577.9	569.3	8.6
Coal supply agreement, net	56.8	57.9	(1.1)
Net assets	937.9	965.8	(27.9)
Total debt	(307.5)	(374.2)	66.7
Closed mine obligations, net of tax	(13.7)	(14.6)	0.9
Total equity	$616.7	$577.0	$39.7
Debt to total capitalization	33%	39%	(6)%

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

NMHG: (1) reduction in demand for lift trucks and related aftermarket parts and service on a global basis, (2) the ability of NMHG's dealers, suppliers and end-users to obtain financing at reasonable rates, or at all, as a result of current economic and market conditions, (3) customer acceptance of pricing, (4) delays in delivery or increases in costs, including transportation costs, of raw materials or sourced products and labor or changes in or unavailability of quality suppliers, (5) exchange rate fluctuations, changes in foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which NMHG operates and/or sells products, (6) delays in manufacturing and delivery schedules, (7) bankruptcy of or loss of major dealers, retail customers or suppliers, (8) customer acceptance of, changes in the costs of, or delays in the development of new products, (9) introduction of new products by, or more favorable product pricing offered by, NMHG's competitors, (10) product liability or other litigation, warranty claims or returns of products, (11) the effectiveness of the cost reduction programs implemented globally, including the successful implementation of procurement and sourcing initiatives, (12) changes mandated by federal, state and other regulation, including health, safety or environmental legislation and (13) the failure to complete the spin-off of Hyster-Yale Materials Handling, Inc. or obtain New York Stock Exchange approval for the listing of Hyster-Yale Materials Handling, Inc.'s Class A common stock.

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

Changes in internal control over financial reporting: During the second quarter of 2012, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
None

Item 1A    Risk Factors
No changes

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (1)
Month #1 (April 1 to 30, 2012)	—	—	30,851	$47,359,610
Month #2 (May 1 to 31, 2012)	—	—	30,851	$47,359,610
Month #3 (June 1 to 30, 2012)	—	—	30,851	$47,359,610
Total	—	—	30,851	$47,359,610

(1)
On November 8, 2011, the Company announced that the Company's Board of Directors approved the repurchase of up to $50 million of the Company's outstanding Class A common stock. The timing and amount of any repurchases will be determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives and market conditions for the Company's Class A common stock. The authorization for the repurchase program expires on December 31, 2012. The share repurchase program does not require the Company to acquire any specific number of shares. It may be modified, suspended, extended or terminated by the Company at any time without prior notice and may be executed through open market purchases, privately negotiated transactions or otherwise. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so. As of June 30, 2012, the Company had repurchased $2.7 million of Class A common stock under this program.

Item 3    Defaults Upon Senior Securities
None

Item 4    Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 filed with this Quarterly Report on Form 10-Q for the period ended June 30, 2012.

Item 5    Other Information
None

Item 6    Exhibits
Incorporated by reference to the Exhibit Index on page 47 of this Quarterly Report on Form 10-Q for the period ended June 30, 2012.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NACCO Industries, Inc. (Registrant)
Date:	August 2, 2012	/s/ Kenneth C. Schilling
Kenneth C. Schilling
Vice President and Controller (principal financial and accounting officer)

Exhibit Index

Exhibit
Number*	Description of Exhibits

10.1
NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan (Amended and Restated Effective March 1, 2012) (incorporated by reference to Appendix A to NACCO's Definitive Proxy Statement, filed by NACCO on March 16, 2012, Commission File Number 1-9172).

10.2
Form Award Agreement for the NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan (Amended and Restated Effective March 1, 2012) is incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed by the Company on May 11, 2012, Commission File Number 1-9172.

10.3
NACCO Industries, Inc. Supplemental Executive Long-Term Incentive Bonus Plan (Amended and Restated Effective March 1, 2012) (incorporated by reference to Appendix B to NACCO's Definitive Proxy Statement, filed by NACCO on March 16, 2012, Commission File Number 1-9172).

10.4
Form Award Agreement for the NACCO Industries, Inc. Supplemental Executive Long-Term Incentive Bonus Plan (Amended and Restated Effective March 1, 2012) is incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed by the Company on May 11, 2012, Commission File Number 1-9172.

10.5
NACCO Materials Handling Group, Inc. Long-Term Incentive Compensation Plan (Amended and Restated Effective as of January 1, 2012) (incorporated by reference to Appendix C to NACCO's Definitive Proxy Statement, filed by NACCO on March 16, 2012, Commission File Number 1-9172).

10.6
NACCO Annual Incentive Compensation Plan (Effective January 1, 2012) (incorporated by reference to Appendix D to NACCO's Definitive Proxy Statement, filed by NACCO on March 16, 2012, Commission File Number 1-9172).

10.7
Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Capital Finance, LLC, as Sole Lead Arranger and Sole Lead Bookrunner, the Lenders that are Parties thereto as the Lenders, Hamilton Beach Brands, Inc. (as US Borrower) and Hamilton Beach Brands Canada, Inc., (as Canadian Borrower) as Borrowers, dated as of May 31, 2012 is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on June 6, 2012, Commission File Number 1-9172.

10.8
Amended and Restated Guaranty and Security Agreement, dated as of May 31, 2012, among Hamilton Beach Brands, Inc. and Hamilton Beach, Inc., as Grantors, and Wells Fargo Bank, National Association, as Administrative Agent is incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed by the Company on June 6, 2012, Commission File Number 1-9172.

10.9
Amended and Restated Canadian Guarantee and Security Agreement, dated as of May 31, 2012, among Hamilton Beach Brands Canada, Inc., as Grantor, and Wells Fargo Bank, National Association, as Administrative Agent is incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed by the Company on June 6, 2012, Commission File Number 1-9172.

10.10
Amendment No. 2 to the Second Amended and Restated Credit Agreement, dated as of June 1, 2012, by and among NMHG Holding Co., NACCO Materials Handling Group, Inc., NACCO Materials Handling Limited, NACCO Materials Handling B.V., N.M.H. International B.V., N.M.H. Holding B.V., the Requisite Lenders party thereto and Citicorp North America, Inc., as Administrative Agent for the Lenders and Issuing Banks is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on June 7, 2012, Commission File Number 1-9172.

10.11
Credit Agreement dated as of June 22, 2012, by and among NACCO Materials Handling Group, Inc., as Borrower, Certain Subsidiaries and Affiliates of the Borrower identified therein, as the Guarantors, Bank of America, N.A., as Administrative Agent, Citibank, N.A., as syndication agent, FirstMerit Bank, N.A. and General Electric Capital Corporation, as Co-Documentation Agents, and the other lenders party thereto, arranged by Bank of America Merrill Lynch and Citigroup Global Markets, Inc. as Joint Lead Arrangers and Joint Book Managers is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on June 26, 2012, Commission File Number 1-9172.

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