Form 10-Q
period 2012-09-30
NACCO INDUSTRIES INC
filed 2012-11-01
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

YES ☐ NO ☑

Number of shares of Class A Common Stock outstanding at October 26, 2012: 6,811,999
Number of shares of Class B Common Stock outstanding at October 26, 2012: 1,582,311

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30 2012	DECEMBER 31 2011
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$155.7	$153.7
Accounts receivable, net	107.7	100.7
Inventories, net	205.4	161.3
Deferred income taxes	23.9	24.5
Prepaid expenses and other	14.9	10.6
Assets held for sale	1.5	31.4
Current assets of discontinued operations	—	893.9
Total Current Assets	509.1	1,376.1
Property, Plant and Equipment, Net	193.5	107.2
Goodwill	7.5	—
Coal Supply Agreement and Other Intangibles, Net	71.9	57.9
Long-term Deferred Income Taxes	—	0.3
Other Non-current Assets	40.0	48.6
Long-term Assets of Discontinued Operations	—	218.6
Total Assets	$822.0	$1,808.7
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$134.4	$94.2
Revolving credit agreements of subsidiaries - not guaranteed by the parent company	42.0	67.0
Current maturities of long-term debt of subsidiaries - not guaranteed by the parent company	7.0	6.7
Accrued payroll	18.0	19.1
Deferred revenue	1.6	1.3
Other current liabilities	40.8	41.5
Current liabilities of discontinued operations	—	661.4
Total Current Liabilities	243.8	891.2
Long-term Debt of Subsidiaries - not guaranteed by the parent company	158.4	74.5
Asset Retirement Obligations	34.6	23.4
Pension and other Postretirement Obligations	24.5	29.3
Long-term Deferred Income Taxes	24.0	20.0
Other Long-term Liabilities	45.6	34.6
Long-term Liabilities of Discontinued Operations	—	158.7
Total Liabilities	530.9	1,231.7
Stockholders' Equity
Common stock:
Class A, par value $1 per share, 6,803,999 shares outstanding (2011 - 6,778,346 shares outstanding)	6.8	6.8
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,590,311 shares outstanding (2011 - 1,595,581 shares outstanding)	1.6	1.6
Capital in excess of par value	24.9	22.7
Retained earnings	321.3	619.7
Accumulated other comprehensive loss	(63.5)	(74.6)
Total Stockholders' Equity	291.1	576.2
Noncontrolling Interest	—	0.8
Total Equity	291.1	577.0
Total Liabilities and Equity	$822.0	$1,808.7

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2012	2011	2012	2011
	(In millions, except per share data)
Revenues	$210.1	$194.6	$555.2	$516.5
Cost of sales	157.8	146.1	414.1	387.2
Gross Profit	52.3	48.5	141.1	129.3
Earnings of unconsolidated mines	11.5	11.1	34.1	32.7
Operating Expenses
Selling, general and administrative expenses	52.1	46.4	150.1	140.4
Gain on sale of assets	(3.1)	(0.1)	(5.4)	(0.2)
	49.0	46.3	144.7	140.2
Operating Profit	14.8	13.3	30.5	21.8
Other (income) expense
Interest expense	1.5	2.3	4.7	6.8
Applica settlement and litigation costs	—	—	—	(57.2)
Other	(0.3)	0.7	0.6	0.8
	1.2	3.0	5.3	(49.6)
Income Before Income Taxes	13.6	10.3	25.2	71.4
Income tax provision	3.4	2.1	6.7	21.8
Income From Continuing Operations	10.2	8.2	18.5	49.6
Discontinued operations, net of $1.3 tax benefit and $7.6 tax expense in three and nine months ended September 30, 2012, respectively, and net of $4.1 and $15.8 tax expense in three and nine months ended September 30, 2011, respectively.	27.8	17.5	66.5	58.1
Net Income	$38.0	$25.7	$85.0	$107.7

Basic Earnings per Share:
Continuing operations	$1.22	$0.98	$2.21	$5.92
Discontinued operations	$3.31	$2.08	$7.93	$6.93
Basic Earnings per Share	$4.53	$3.06	$10.14	$12.85

Diluted Earnings per Share:
Continuing operations	$1.21	$0.97	$2.20	$5.90
Discontinued operations	$3.31	$2.08	$7.92	$6.91
Diluted Earnings per Share	$4.52	$3.05	$10.12	$12.81

Dividends per Share	$0.5475	$0.5325	$1.6275	$1.5875

Basic Weighted Average Shares Outstanding	8.391	8.395	8.385	8.382
Diluted Weighted Average Shares Outstanding	8.409	8.416	8.401	8.407

Comprehensive Income	$48.9	$10.3	$96.1	$110.8

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30
	2012	2011
	(In millions)
Operating Activities
Net income	$85.0	$107.7
Income from discontinued operations	66.5	58.1
Income from continuing operations	18.5	49.6
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation, depletion and amortization	11.4	11.9
Amortization of deferred financing fees	1.0	0.8
Deferred income taxes	4.3	(2.0)
Gain on sale of assets	(5.4)	(0.2)
Other non-current liabilities	2.4	8.2
Other	(0.2)	1.7
Working capital changes, excluding the effect of business acquisitions:
Accounts receivable	(7.3)	22.7
Inventories	(44.2)	(21.1)
Other current assets	(4.6)	(6.0)
Accounts payable	35.4	5.5
Other current liabilities	(0.6)	(8.8)
Net cash provided by operating activities of continuing operations	10.7	62.3
Net cash provided by (used for) operating activities of discontinued operations	68.7	(11.0)

Investing Activities
Expenditures for property, plant and equipment	(39.7)	(15.3)
Acquisition of business	(64.8)	—
Proceeds from the sale of assets	34.5	0.5
Proceeds from note receivable	14.5	—
Net cash used for investing activities of continuing operations	(55.5)	(14.8)
Net cash used for investing activities of discontinued operations	(10.5)	(10.5)

Financing Activities
Additions to long-term debt	25.0	—
Reductions of long-term debt	(54.6)	(61.9)
Net additions to revolving credit agreements	86.9	14.0
Cash dividends paid	(13.7)	(13.3)
Cash dividends received from Hyster-Yale	5.0	10.0
Financing fees paid	(1.4)	—
Purchase of treasury shares	(0.6)	—
Other	0.2	(0.4)
Net cash provided by (used for) financing activities of continuing operations	46.8	(51.6)
Net cash used for financing activities of discontinued operations	(98.9)	(19.1)

Effect of exchange rate changes on cash of continuing operations	—	—
Effect of exchange rate changes on cash of discontinued operations	0.8	0.4
Cash and Cash Equivalents
Decrease for the period	(37.9)	(44.3)
Net (increase) decrease related to discontinued operations	39.9	40.2
Balance at the beginning of the period	153.7	92.4
Balance at the end of the period	$155.7	$88.3
See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension and Postretirement Plan Adjustment	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(In millions, except per share data)
Balance, December 31, 2010	$6.8	$1.6	$22.6	$475.4	$28.1	$(9.0)	$(78.1)	$447.4	$0.8	$448.2
Stock-based compensation	—	—	1.8	—	—	—	—	1.8	—	1.8
Shares issued under stock compensation plans	—	—	0.4	—	—	—	—	0.4	—	0.4
Net income attributable to stockholders	—	—	—	107.7	—	—	—	107.7	—	107.7
Cash dividends on Class A and Class B common stock: $1.5875 per share	—	—	—	(13.3)	—	—	—	(13.3)	—	(13.3)
Current period other comprehensive income (loss)	—	—	—	—	(7.7)	(2.3)	(2.9)	(12.9)	—	(12.9)
Reclassification adjustment to net income	—	—	—	—	—	7.8	8.2	16.0	—	16.0
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance, September 30, 2011	$6.8	$1.6	$24.8	$569.8	$20.4	$(3.5)	$(72.8)	$547.1	$0.7	$547.8

Balance, December 31, 2011	$6.8	$1.6	$22.7	$619.7	$13.2	$2.6	$(90.4)	$576.2	$0.8	$577.0
Stock-based compensation	—	—	2.2	—	—	—	—	2.2	—	2.2
Shares issued under stock compensation plans	—	—	0.6	—	—	—	—	0.6	—	0.6
Purchase of treasury shares	—	—	(0.6)	—	—	—	—	(0.6)	—	(0.6)
Net income attributable to stockholders	—	—	—	85.0	—	—	—	85.0	—	85.0
Cash dividends on Class A and Class B common stock: $1.6275 per share	—	—	—	(13.7)	—	—	—	(13.7)	—	(13.7)
Stock dividend	—	—	—	(369.7)	—	—	—	(369.7)	(0.8)	(370.5)
Current period other comprehensive income (loss)	—	—	—	—	0.5	7.5	—	8.0	—	8.0
Reclassification adjustment to net income	—	—	—	—	—	(2.8)	5.9	3.1	—	3.1
Balance, September 30, 2012	$6.8	$1.6	$24.9	$321.3	$13.7	$7.3	$(84.5)	$291.1	$—	$291.1

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of NACCO Industries, Inc. (the “parent company” or “NACCO”) and its wholly owned subsidiaries (collectively, “NACCO Industries, Inc. and Subsidiaries” or the “Company”). Intercompany accounts and transactions are eliminated in consolidation. The Company's subsidiaries operate in the following principal industries: mining, small appliances and specialty retail. The Company manages its subsidiaries primarily by industry.

The North American Coal Corporation and its affiliated companies (collectively, “NACoal”) mine and market steam and metallurgical coal for use in power generation and steel production and provide selected value-added mining services for other natural resources companies. Hamilton Beach Brands, Inc. (“HBB”) is a leading designer, marketer and distributor of small electric household appliances, as well as commercial products for restaurants, bars and hotels. The Kitchen Collection, LLC (“KC”) is a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States. On September 28, 2012, the Company spun-off Hyster-Yale Materials Handling, Inc. ("Hyster-Yale"), a former wholly owned subsidiary of the Company. The financial position, results of operations and cash flows of Hyster-Yale are reflected as discontinued operations for all periods presented through the date of the spin-off. See Note 13 to the Unaudited Condensed Consolidated Financial Statements for further details regarding the spin-off.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 2012 and the results of its operations for the three and nine months ended September 30, 2012 and 2011 and the results of its cash flows and changes in equity for the nine months ended September 30, 2012 and 2011 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements.

Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2012. Because the HBB and KC businesses are seasonal, a majority of revenues and operating profit typically occurs in the second half of the calendar year when sales of small electric household appliances to retailers and consumers increase significantly for the fall holiday-selling season. For further information regarding seasonality of these businesses, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

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

On January 1, 2012, the Company adopted authoritative guidance issued by the FASB on the presentation of comprehensive income. The guidance provides an entity with the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity. The adoption of the guidance did not have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.

On January 1, 2012, the Company adopted authoritative guidance issued by the FASB on testing goodwill for impairment. The revised accounting standard update is intended to simplify how an entity tests goodwill for impairment and will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The adoption of the guidance did not have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.

On July 1, 2012, the Company adopted authoritative guidance issued by the FASB on testing indefinite-lived intangible assets other than goodwill for impairment. This guidance provides entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The adoption of the guidance did not have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.

Reclassifications: Certain amounts in the prior periods' unaudited condensed consolidated financial statements have been reclassified to conform to the current period's presentation.

Note 3 - Inventories

Inventories are summarized as follows:

	SEPTEMBER 30 2012	DECEMBER 31 2011
Coal - NACoal	$16.4	$13.1
Mining supplies - NACoal	12.8	11.1
Total inventories at weighted average	29.2	24.2
Sourced inventories - HBB	114.0	75.6
Retail inventories - KC	62.2	61.5
Total inventories at FIFO	176.2	137.1
	$205.4	$161.3

Note 4 - Current and Long-Term Financing

On May 31, 2012, HBB entered into an amended and restated credit agreement for a $115.0 million secured, floating-rate revolving credit facility (the “HBB Facility”). The HBB Facility expires in July 2017. Borrowings under the HBB Facility were used to repay HBB's previous term loan entered into in 2007. The obligations under the HBB Facility are secured by substantially all of HBB's assets. The approximate book value of HBB's assets held as collateral under the HBB Facility was $230 million as of September 30, 2012.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible accounts receivable, inventory and trademarks of the borrowers, as defined in the HBB Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the HBB Facility. A portion of the availability is denominated in Canadian dollars to provide funding to HBB's Canadian subsidiary. Borrowings bear interest at a floating rate, which can be a base rate or LIBOR, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective September 30, 2012, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.50%, respectively. The applicable margins, effective September 30, 2012, for base rate loans and bankers' acceptance loans denominated in Canadian dollars was 0.00% and 1.50%, respectively. The HBB Facility also requires a fee of 0.375% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability.

At September 30, 2012, the borrowing base under the HBB Facility was $110.8 million. Borrowings outstanding under the HBB Facility were $52.3 million at September 30, 2012. Therefore, at September 30, 2012, the excess availability under the HBB Facility was $58.5 million. The floating rate of interest applicable to the HBB Facility at September 30, 2012 was 2.08% including the floating rate margin.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to NACCO, subject to achieving availability thresholds. Dividends are limited to (i) $15.0 million from the closing date of the HBB Facility through December 31, 2012, so long as HBB has excess availability, as defined in the HBB Facility, of at least $30.0 million; (ii) the greater of $20.0 million or excess cash flow from the most recently ended fiscal year in each of the two twelve-month periods following the closing date of the HBB Facility, so long as HBB has excess availability under the HBB Facility of $25.0 million and maintains a minimum fixed charge coverage ratio of 1.0 to 1.0, as defined in the HBB Facility; and (iii) in such amounts as determined by HBB subsequent to the second anniversary of the closing date of the HBB Facility, so long as HBB has excess availability under the HBB Facility of $25.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At September 30, 2012, HBB was in compliance with the financial covenants in the HBB Facility.

HBB incurred fees and expenses of $1.2 million in the first nine months of 2012 related to the HBB Facility. These fees were deferred and are being amortized as interest expense over the term of the HBB Facility.

On August 7, 2012, KC entered into an amended credit agreement for a five-year, $30.0 million secured revolving line of credit (the “KC Facility”). The KC Facility expires in August 2017. The obligations under the KC Facility are secured by substantially all assets of KC. The approximate book value of KC's assets held as collateral under the KC Facility was $85 million as of September 30, 2012.

The maximum availability under the KC Facility is derived from a borrowing base formula using KC's eligible inventory and eligible credit card accounts receivable, as defined in the KC Facility. Borrowings bear interest at a floating rate plus a margin based on the excess availability under the agreement, as defined in the KC Facility, which can be either a base rate plus a margin of 1.00% or LIBOR plus a margin of 2.00%. The KC Facility also requires a fee of 0.375% per annum on the unused commitment.

At September 30, 2012, the borrowing base under the KC Facility was $27.0 million. Borrowings outstanding under the KC Facility were $14.7 million at September 30, 2012. Therefore, at September 30, 2012, the excess availability under the KC Facility was $12.3 million. The floating rate of interest applicable to the KC Facility at September 30, 2012 was 2.95%, including the floating rate margin.

The KC Facility allows for the payment of dividends to NACCO, subject to certain restrictions based on availability and meeting a fixed charge coverage ratio as described in the KC Facility. Dividends are limited to (i) $6.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $7.5 million after giving effect to such payment and maintaining a minimum fixed charge coverage ratio of 1.1 to 1.0, as defined in the KC Facility; (ii) $2.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $7.5 million after giving effect to such payment and (iii) in such amounts as determined by KC, so long as KC has excess availability under the KC Facility of $15.0 million after giving effect to such payment.

KC incurred fees and expenses of $0.2 million in the first nine months of 2012 related to the KC Facility. These fees were deferred and are being amortized as interest expense over the term of the KC Facility.

Note 5 - Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account subsidiary credit risk, which is Level 2 as defined in the fair value hierarchy. At September 30, 2012, the fair value of revolving credit agreements and long-term debt, excluding capital leases, was $204.1 million compared with the book value of $203.1 million. At December 31, 2011, the fair value of revolving credit agreements and long-term debt, excluding capital leases, was $146.1 million compared with the book value of $145.3 million.

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

The Company uses interest rate swap agreements to partially reduce risks related to floating rate financing agreements that are subject to changes in the market rate of interest. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. The Company's interest rate swap agreements and its variable rate financings are based upon the three-month LIBOR. Changes in the fair value of interest rate swap agreements that are effective as hedges are recorded in OCI. Deferred gains or losses are reclassified from OCI to the unaudited condensed consolidated statements of comprehensive income (loss) in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in interest expense. The ineffective portion of derivatives that are classified as hedges is immediately recognized in earnings and included on the line “Other” in the “Other (income) expense” section of the unaudited condensed consolidated statements of comprehensive income (loss).

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

Foreign Currency Derivatives: HBB held forward foreign currency exchange contracts with total notional amounts of $15.4 million, at September 30, 2012, denominated in Canadian dollars. HBB held forward foreign currency exchange contracts with total notional amounts of $15.6 million, at December 31, 2011, denominated in Canadian dollars. The fair value of these contracts approximated a net liability of $0.1 million and a net asset of $0.4 million at September 30, 2012 and December 31, 2011, respectively.

Forward foreign currency exchange contracts that qualify for hedge accounting are used to hedge transactions expected to occur within the next twelve months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at September 30, 2012, $0.1 million of the amount included in OCI is expected to be reclassified as expense into the consolidated statement of comprehensive income (loss) over the next twelve months, as the transactions occur.

Interest Rate Derivatives: HBB has interest rate swap agreements that hedge interest payments on its three-month LIBOR borrowings. The following table summarizes the notional amounts, related rates and remaining terms of active interest rate swap agreements at September 30, 2012 and December 31, 2011:

	Notional Amount		Average Fixed Rate
	SEPTEMBER 30 2012	DECEMBER 31 2011	SEPTEMBER 30 2012	DECEMBER 31 2011	Remaining Term at September 30, 2012
HBB	$25.0	$40.0	4.0%	4.6%	Various, extending to June 2013

The fair value of all interest rate swap agreements was a net liability of $0.7 million and a net liability of $1.5 million at September 30, 2012 and December 31, 2011, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at September 30, 2012, $0.6 million of the amount included in OCI is expected to be reclassified as expense into the consolidated statement of comprehensive income (loss) over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements. The interest rate swap agreements held by HBB on September 30, 2012 are expected to continue to be effective as hedges.

The following table summarizes the fair value of derivative instruments reflected on a gross basis at September 30, 2012 and December 31, 2011 as recorded in the unaudited condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	SEPTEMBER 30 2012	DECEMBER 31 2011	Balance Sheet Location	SEPTEMBER 30 2012	DECEMBER 31 2011
Derivatives designated as hedging instruments
Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$0.7	$1.1
Long-term	Other long-term liabilities	—	—	Other long-term liabilities	—	0.4
Foreign currency exchange contracts
Current	Prepaid expenses and other	—	0.4	Prepaid expenses and other	0.1	—
	Other current liabilities	—	—	Other current liabilities	—	—
Total derivatives designated as hedging instruments		$—	$0.4		$0.8	$1.5
Derivatives not designated as hedging instruments
Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$—	$—
Long-term	Other long-term liabilities	—	—	Other long-term liabilities	—	—
Foreign currency exchange contracts
Current	Prepaid expenses and other	—	—	Prepaid expenses and other	—	—
	Other current liabilities	—	—	Other current liabilities	—	—
Total derivatives not designated as hedging instruments		$—	$—		$—	$—
Total derivatives		$—	$0.4		$0.8	$1.5

The following table summarizes the pre-tax impact of derivative instruments for the three and nine months ended September 30 as recorded in the unaudited condensed consolidated statements of comprehensive income (loss):

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)				Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)				Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	THREE MONTHS		NINE MONTHS			THREE MONTHS		NINE MONTHS			THREE MONTHS		NINE MONTHS
Derivatives in Cash Flow Hedging Relationships	2012	2011	2012	2011		2012	2011	2012	2011		2012	2011	2012	2011
Interest rate swap agreements	$—	$(0.1)	$(0.1)	$(0.4)	Interest expense	$(0.2)	$(0.4)	$(1.0)	$(1.5)	Other	$—	$—	$—	$—
Foreign currency exchange contracts	(0.5)	1.9	(0.7)	2.0	Cost of sales	(0.1)	0.2	(0.1)	0.8	N/A	—	—	—	—
Total	$(0.5)	$1.8	$(0.8)	$1.6		$(0.3)	$(0.2)	$(1.1)	$(0.7)		$—	$—	$—	$—

											Amount of Gain or (Loss) Recognized in Income on Derivatives
											THREE MONTHS		NINE MONTHS
Derivatives Not Designated as Hedging Instruments										Location of Gain or (Loss) Recognized in Income on Derivative	2012	2011	2012	2011
Interest rate swap agreements										N/A	$—	$—	$—	$—
Foreign currency exchange contracts										Cost of Sales or Other	—	—	(0.2)	(0.1)
Total											$—	$—	$(0.2)	$(0.1)

Note 6 - Unconsolidated Subsidiaries

Nine of NACoal's wholly owned subsidiaries each meet the definition of a variable interest entity: The Coteau Properties Company ("Coteau"); The Falkirk Mining Company ("Falkirk"); The Sabine Mining Company ("Sabine" and collectively with Coteau and Falkirk, the "project mining subsidiaries"); Demery Resources Company, LLC (“Demery”); Caddo Creek Resources Company, LLC (“Caddo Creek”); Camino Real Fuels, LLC (“Camino Real”); Liberty Fuels Company, LLC (“Liberty”); NoDak Energy Services, LLC ("NoDak") and North American Coal Corporation India Private Limited ("NACC India"). The project mining subsidiaries are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed and which are without recourse to NACCO and NACoal. Demery, Caddo Creek, Camino Real and Liberty (collectively with the project mining subsidiaries, the "unconsolidated mines") were formed to develop, construct and operate surface mines under long-term contracts. NoDak was formed to operate and maintain a coal processing facility. The debt obligations of the unconsolidated mines are without recourse to NACCO and NACoal. NACC India was formed to provide technical advisory services to the third-party owners of a coal mine in India. The contracts with the customers of the nine unconsolidated subsidiaries allow for reimbursement at a price based on actual costs plus an agreed pre-tax profit per ton of coal sold or actual costs plus a management fee. Although NACoal owns 100% of the equity and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities or absorb any expected losses without additional support from the customers. The customers have a controlling financial interest and have the power to direct the activities that most significantly affect the economic performance of the entities. As a result, NACoal is not the primary beneficiary and therefore does not consolidate these entities' financial position or results of operations. The taxes resulting from the earnings of the unconsolidated mines and NoDak are solely the responsibility of the Company. The pre-tax income from the seven unconsolidated mines is reported on the line “Earnings of unconsolidated mines” in the unaudited condensed consolidated statements of comprehensive income (loss), with related taxes included in the provision for income taxes. The Company has included the pre-tax earnings of the unconsolidated mines above operating profit as they are an integral component of the Company's business and operating results. The pre-tax income from NoDak is reported on the line "Other" in the "Other (income) expense" section of the unaudited condensed consolidated statement of comprehensive income (loss), with the related income taxes included in the provision for income taxes. The net income from NACC India is reported on the line "Other" in the "Other (income) expense" section of the unaudited condensed consolidated statement of comprehensive income (loss). The investment in the nine unconsolidated operations and related tax position was $22.5 million and $22.0 million at September 30, 2012 and December 31, 2011, respectively, and is included on the line “Other Non-current Assets” in the unaudited condensed consolidated balance sheets. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $5.2 million and $6.3 million at September 30, 2012 and December 31, 2011, respectively.

Summarized financial information for the nine unconsolidated operations is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2012	2011	2012	2011
Revenues	$144.2	$131.3	$413.6	$364.1
Gross profit	$19.0	$16.5	$56.4	$52.3
Income before income taxes	$11.9	$11.4	$35.3	$33.7
Income from continuing operations	$9.9	$8.9	$28.3	$25.8
Net income	$9.9	$8.9	$28.3	$25.8

Note 7 - Contingencies

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

HBB is investigating or remediating historical environmental contamination at some current and former sites operated by HBB or by businesses it acquired. Based on the current stage of the investigation or remediation at each known site, HBB estimates the total investigation and remediation costs and the period of assessment and remediation activity required for each site. The estimate of future investigation and remediation costs is primarily based on variables associated with site clean-up, including, but not limited to, physical characteristics of the site, the nature and extent of the contamination and applicable regulatory programs and remediation standards. No assessment can fully characterize all subsurface conditions at a site. There is no assurance that additional assessment and remediation efforts will not result in adjustments to estimated remediation costs or the time frame for remediation at these sites.

Past results of operations have not been materially affected by a change in estimate of HBB's environmental exposure at known sites. HBB's estimates of investigation and remediation costs may change if it discovers contamination at additional sites or additional contamination at known sites, if the effectiveness of its current remediation efforts change, if applicable federal or state regulations change or if HBB's estimate of the time required to remediate the sites changes. HBB's revised estimates may differ materially from original estimates.

At September 30, 2012, HBB had accrued approximately $4.8 million for environmental investigation and remediation activities at these sites. In addition, HBB estimates that it is reasonably possible that it may incur additional expenses in the range of $0 to $3.5 million related to the environmental investigation and remediation at these sites.

Note 8 - Product Warranties

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

Changes in the Company's current and long-term warranty obligations are as follows:

2012
Balance at January 1	$4.2
Current year warranty expense	4.3
Payments made	(4.9)
Balance at September 30	$3.6

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

A reconciliation of the Company's consolidated federal statutory and effective income tax on income from continuing operations is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2012	2011	2012	2011
Income before income taxes:	$13.6	$10.3	$25.2	$71.4
Statutory taxes at 35%	$4.8	$3.6	$8.8	$25.0
Discrete items:
Other	(0.3)	(0.2)	(0.3)	(0.4)
	(0.3)	(0.2)	(0.3)	(0.4)
Other permanent items:
NACoal percentage depletion	(1.5)	(0.7)	(2.4)	(3.6)
Foreign tax rate differential	(0.1)	(0.7)	(0.1)	(0.8)
Other	0.5	0.1	0.7	1.6
	(1.1)	(1.3)	(1.8)	(2.8)
Income tax provision	$3.4	$2.1	$6.7	$21.8
Effective income tax rate	25.0%	20.4%	26.6%	30.5%

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
Pension benefits are frozen for all employees other than certain NACoal employees of the project mining subsidiaries. All other eligible employees of the Company, including employees whose pension benefits are frozen, receive retirement benefits under defined contribution retirement plans.

The Company previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2011 that it expected to contribute approximately $8.0 million and $5.0 million, which included Hyster-Yale, to its U.S. and non-U.S. pension plans, respectively, in 2012. Excluding the contributions of Hyster-Yale prior to the spin-off, the Company expects to contribute approximately $7.0 million to its remaining U.S. pension plans in 2012. The Company does not expect to contribute to its remaining non-U.S. pension plans in 2012.

The Company also maintains health care plans which provide benefits to eligible retired employees. These plans have no assets. Under the Company's current policy, plan benefits are funded at the time they are due to participants.

The components of pension and postretirement (income) expense are set forth below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2012	2011	2012	2011
U.S. Pension
Service cost	$—	$—	$—	$—
Interest cost	0.8	0.9	2.4	2.6
Expected return on plan assets	(1.1)	(1.1)	(3.3)	(3.4)
Amortization of actuarial loss	0.7	0.6	2.1	1.8
Amortization of prior service credit	—	(0.1)	(0.1)	(0.1)
Total	$0.4	$0.3	$1.1	$0.9
Non-U.S. Pension
Service cost	$—	$—	$—	$—
Interest cost	0.1	0.1	0.2	0.2
Expected return on plan assets	(0.1)	(0.1)	(0.2)	(0.3)
Amortization of actuarial loss	—	—	0.1	—
Total	$—	$—	$0.1	$(0.1)
Postretirement
Service cost	$—	$—	$0.1	$0.1
Interest cost	—	—	0.1	0.1
Amortization of prior service credit	—	—	(0.1)	(0.1)
Total	$—	$—	$0.1	$0.1

Note 11 - Business Segments

NACCO is a holding company with the following principal subsidiaries: NACoal, HBB and KC. See Note 1 for a discussion of the Company's industries and product lines. NACCO's non-operating segment, NACCO and Other, includes the accounts of the parent company and Bellaire Corporation.

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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2012	2011	2012	2011
Revenues from external customers
NACoal	$38.0	$21.0	$81.5	$58.3
HBB	124.8	126.7	340.4	331.6
KC	48.2	48.9	135.8	129.8
NACCO and Other	—	—	—	—
Eliminations	(0.9)	(2.0)	(2.5)	(3.2)
Total	$210.1	$194.6	$555.2	$516.5

Operating profit (loss)
NACoal	$8.6	$7.0	$29.7	$21.8
HBB	8.7	7.9	15.9	14.8
KC	(1.9)	(0.6)	(11.6)	(10.3)
NACCO and Other	(0.6)	(0.9)	(3.6)	(4.5)
Eliminations	—	(0.1)	0.1	—
Total	$14.8	$13.3	$30.5	$21.8

Income (loss) from continuing operations
NACoal	$8.2	$5.8	$24.5	$17.5
HBB	5.3	4.1	8.5	6.4
KC	(1.2)	(0.5)	(7.2)	(6.5)
NACCO and Other	(1.1)	(0.7)	(4.2)	33.0
Eliminations	(1.0)	(0.5)	(3.1)	(0.8)
Total	$10.2	$8.2	$18.5	$49.6

Note 12 - Acquisitions

On August 31, 2012, NACoal acquired, through a wholly owned subsidiary, four related companies - Reed Minerals, Inc., Reed Hauling Inc., C&H Mining Company, Inc. and Reed Management, LLC - from members of and entities controlled by the Reed family. These companies, known as Reed Minerals, are based in Jasper, Alabama and are involved in the mining of steam and metallurgical coal. The results of Reed Minerals' operations have been included in the Company's consolidated financial statements since August 31, 2012.
Reed Minerals mines and markets steam coal and metallurgical coal for sale primarily into the power generation and steel markets. Steam coal is primarily sold to a cooperative association which provides fuel under a long-term contract with a significant U.S. utility. Metallurgical coal is sold to several customers. Reed Minerals operates three mines on leased reserves in central Alabama. For the year ended December 31, 2011, Reed Minerals sold 0.9 million tons of coal and had revenue of approximately $86.0 million and net income of approximately $4.0 million.
The acquisition, which was funded using borrowings under NACoal's unsecured revolving line of credit, was completed for a preliminary purchase price of approximately $64.8 million. The terms of the transaction also include an earn-out contingent on the average coal selling price received on the first 15 million tons of coal sold by NACoal from the Reed Minerals operations average coal selling price received on the first 15 million tons of coal sold by NACoal from the Reed Minerals operations.

The earn-out payments will be paid quarterly. No earn-out payments were made during the third quarter of 2012.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed of Reed Minerals at the acquisition date of August 31, 2012. NACoal is in the process of finalizing its accounting for the transaction including obtaining third-party valuations of certain assets and liabilities. In addition, NACoal continues to evaluate the fair value of any contingent consideration which may be paid. Changes in the assumptions used to calculate the preliminary fair values will affect the allocation of the purchase price to the assets and liabilities of the acquisition. Accordingly, these initial measurements are subject to change.

At August 31, 2012

Assets:
Property, plant and equipment (including mineral rights)	$54.6
Other non-current assets	2.5
Goodwill	7.5
Other intangible assets	15.9
Total assets acquired	$80.5

Liabilities:
Other current liabilities	$0.7
Other long-term liabilities	15.0
Total liabilities assumed	$15.7

Net assets acquired	$64.8

The results of Reed Minerals included in the Company's unaudited condensed consolidated statement of comprehensive income (loss) from the acquisition date through September 30, 2012 are as follows:

September 30, 2012

Revenues	$7.7
Operating profit	$—
Net income	$—

Note 13 - Other Events and Transactions

NACoal: During the second quarter of 2010 and the third quarter of 2011, NACoal entered into agreements to sell $31.4 million of assets, primarily two draglines. During the first nine months of 2012, NACoal sold the draglines for $31.2 million and recognized a gain on the sale of one dragline of $3.3 million. These assets were previously reported as held for sale on the statement of financial position.

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
Litigation costs related to the failed transaction with Applica were $2.8 million during the first nine months of 2011.

Hyster-Yale Spin-Off: On September 28, 2012, the Company spun-off Hyster-Yale, a former wholly owned subsidiary. To complete the spin-off, the Company distributed one share of Hyster-Yale Class A common stock and one share of Hyster-Yale Class B common stock to NACCO stockholders for each share of NACCO Class A common stock and Class B common stock owned. In accordance with the applicable authoritative accounting guidance, the Company accounted for the spin-off based on the carrying value of Hyster-Yale.

In connection with the spin-off of Hyster-Yale, the Company and Hyster-Yale entered into a Transition Services Agreement ("TSA"). Under the terms of the TSA, the Company will obtain various services from Hyster-Yale and provide various services to Hyster-Yale on a transitional basis, as needed, for varying periods after the spin-off.

None of the transition services is expected to exceed one year. The Company or Hyster-Yale may extend the initial transition period for a period of up to three months for any service upon 30 days written notice to the other party prior to the initial termination date. The Company expects to pay net aggregate fees to Hyster-Yale of no more than $0.6 million over the initial term of the TSA.

In addition, the Company entered into an office services agreement pursuant to which Hyster-Yale will provide certain office services to NACCO under certain mutually agreed upon conditions. The fees the Company will pay to Hyster-Yale will be determined on an arm's-length basis. The Company expects to pay approximately $0.2 million annually to Hyster-Yale for these services. The office services agreement will have an initial term of one year and will automatically renew for additional one year periods until terminated by either the Company or Hyster-Yale.

As a result of the spin-off, the financial position, results of operations and cash flows of Hyster-Yale are reflected as discontinued operations through the date of the spin-off in the unaudited condensed consolidated financial statements.

In connection with the spin-off of Hyster-Yale, NACCO and Other recognized expenses of $2.6 million, $2.5 million after-tax, for the three months ended September 30, 2012 and $3.4 million, $3.0 million after-tax, for the nine months ended September 30, 2012, which are reflected as discontinued operations in the unaudited condensed consolidated financial statements.

Discontinued operations includes the following results of Hyster-Yale for the three and nine months ended September 30, 2012 and 2011:

	THREE MONTHS		NINE MONTHS
	2012	2011	2012	2011
Revenues	$585.6	$628.8	$1,817.1	$1,863.4
Net income	$24.9	$17.5	$65.6	$59.0
Basic earnings per share	$2.97	$2.08	$7.82	$7.04
Diluted earnings per share	$2.96	$2.08	$7.81	$7.02

Note 14 - Subsequent Events

On October 10, 2012, Coyote Creek Mining Company, LLC (“CCMC”), an indirect subsidiary of the Company, entered into a Lignite Sales Agreement (the “LSA”) with Otter Tail Power Company (“OTP”), a wholly owned subsidiary of Otter Tail Corporation, and with OTP’s co-owners in the Coyote Station baseload generation plant, Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc., Northern Municipal Power Agency and NorthWestern Corporation. Under the LSA, CCMC will develop a lignite mine in Mercer County, North Dakota and deliver to the Coyote Station co-owners, as an exclusive supplier, the annual fuel requirements of the Coyote Station plant (expected to be approximately 2.5 million tons annually starting in 2016). The term of the LSA consists of two periods: (i) the development period, which is from October 10, 2012 until on or around May 5, 2016, and (ii) the production period, which is from the last day of the development period until December 31, 2040. The production period is subject to automatic 5-year extensions unless either party gives notice of its desire not to extend the LSA or the lignite at the mine is exhausted. The price per ton under the LSA will reflect the cost of production, along with an agreed profit and capital charge. In addition, the LSA provides for certain early termination events following which the Coyote Station co-owners must purchase the membership interests in CCMC. If the termination occurs in 2024 or later, NACoal is obligated to buy CCMC’s dragline and rolling stock as a condition to the sale of the membership interests in CCMC. NACoal provides a payment and performance guaranty of CCMC’s obligations in connection with the LSA.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NACCO Industries, Inc. (the “parent company” or “NACCO”) and its wholly owned subsidiaries (collectively, the “Company”) operate in the following principal industries: mining, small appliances and specialty retail. Results of operations and financial condition are discussed separately by subsidiary, which corresponds with the industry groupings.

The North American Coal Corporation and its affiliated coal companies (collectively, “NACoal”) mine and market steam and metallurgical coal for use in power generation and steel production and provide selected value-added mining services for other natural resources companies. Hamilton Beach Brands, Inc. (“HBB”) is a leading designer, marketer and distributor of small electric household appliances, as well as commercial products for restaurants, bars and hotels. The Kitchen Collection, LLC (“KC”) is a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States.

On September 28, 2012, the Company completed the spin-off of Hyster-Yale Materials Handling, Inc. ("Hyster-Yale"), a former wholly owned subsidiary. To complete the spin-off, the Company distributed one share of Hyster-Yale Class A common stock and one share of Hyster-Yale Class B common stock to NACCO stockholders for each share of NACCO Class A common stock and Class B common stock they owned. As a result of the spin-off, the financial position, results of operations and cash flows of Hyster-Yale are reflected as discontinued operations for all periods presented through the date of the spin-off in the unaudited condensed consolidated financial statements.

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
NACoal: (1) the successful integration of the Reed Minerals acquisition, (2) changes in the demand for and market prices of metallurgical coal produced in the Reed Minerals mines, (3) changes in tax laws or regulatory requirements, including changes in mining or power plant emission regulations and health, safety or environmental legislation, (4) changes in costs related to geological conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (5) regulatory actions, changes in mining permit requirements or delays in obtaining mining permits that could affect deliveries to customers, (6) weather conditions, extended power plant outages or other events that would change the level of customers' coal or limerock requirements, which would have an adverse effect on results of operations, (7) weather or equipment problems that could affect deliveries to customers, (8) changes in the power industry that would affect demand for NACoal's reserves, (9) changes in the costs to reclaim current NACoal mining areas, (10) costs to pursue and develop new mining opportunities, (11) legal challenges related to Mississippi Power's Ratcliffe Plant in Mississippi and (12) increased competition, including consolidation within the industry.
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
Revenue recognition: Revenues are generally recognized when title transfers and risk of loss passes as customer orders are completed and shipped. Under its mining contracts, the Company recognizes revenue as the coal or limerock is delivered. Reserves for discounts and returns for HBB are maintained for anticipated future claims. The accounting policies used to develop these product discounts and returns include:
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
Retirement benefit plans: The Company maintains various defined benefit pension plans that provide benefits based on years of service and average compensation during certain periods. Pension benefits are frozen for all employees other than certain NACoal employees of the project mining subsidiaries. All other eligible employees of the Company, including employees whose pension benefits are frozen, receive retirement benefits under defined contribution retirement plans. The Company's policy is to periodically make contributions to fund the defined benefit pension plans within the range allowed by applicable regulations. The defined benefit pension plan assets consist primarily of publicly traded stocks and government and corporate bonds. There is no guarantee the actual return on the plans’ assets will equal the expected long-term rate of return on plan assets or that the plans will not incur investment losses.
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
Self-insurance liabilities: The Company is generally self-insured for product liability, environmental liability, medical claims, certain workers’ compensation claims and certain closed mine liabilities. For product liability, catastrophic insurance coverage is maintained for potentially significant individual claims. An estimated provision for claims reported and for claims incurred but not yet reported under the self-insurance programs is recorded and revised periodically based on industry trends, historical experience and management judgment. In addition, industry trends are considered within management's judgment for valuing claims. Changes in assumptions for such matters as legal judgments and settlements, inflation rates, medical costs and actual experience could cause estimates to change in the near term. Changes in any of these factors could materially change the Company's estimates for these self-insurance obligations causing a related increase or decrease in reported net operating results in the period of change in the estimate.
Accounting for Asset Retirement Obligations: The Company's asset retirement obligations are principally for costs to dismantle certain mining equipment as well as for costs to close its surface mines and reclaim the land it has disturbed as a result of its normal mining activities. Under certain federal and state regulations, the Company is required to reclaim land disturbed as a result of mining. The Company determined the amounts of these obligations based on estimates adjusted for inflation, projected to the estimated closure dates, and then discounted using a credit-adjusted risk-free interest rate. Changes in any of these estimates could materially change the Company's estimates for these asset retirement obligations causing a related increase or decrease in reported net operating results in the period of change in the estimate. The accretion of the liability is being recognized over the estimated life of each individual asset retirement obligation. The Company has capitalized an asset’s retirement cost as part of the cost of the related long-lived asset. These capitalized amounts are subsequently allocated to expense using a systematic and rational method.
Bellaire Corporation (“Bellaire”) is a non-operating subsidiary of the Company with legacy liabilities relating to closed mining operations, primarily former Eastern U.S. underground coal mining operations. These legacy liabilities include obligations for water treatment and other environmental remediation that arose as part of the normal course of closing these underground mining operations. The Company determined the amounts of these obligations based on estimates adjusted for inflation and then discounted using a credit-adjusted risk-free interest rate. The accretion of the liability is recognized over the estimated life of the asset retirement obligation. Since Bellaire's properties are no longer active operations, no associated asset has been capitalized. Changes in any of these estimates could materially change the Company's estimates for these asset retirement obligations causing a related increase or decrease in reported net operating income in the period of change in the estimate.
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

THE NORTH AMERICAN COAL CORPORATION

NACoal mines and markets steam and metallurgical coal for use in power generation and steel production and provides selected value-added mining services for other natural resources companies. Coal is surface mined from NACoal's developed mines in North Dakota, Texas, Mississippi, Louisiana and Alabama. Total coal reserves approximate 2.3 billion tons with approximately 1.2 billion tons committed to customers pursuant to long-term contracts. NACoal has two consolidated mining operations: Mississippi Lignite Mining Company (“MLMC”) and Reed Minerals ("Reed"). NACoal has nine unconsolidated subsidiaries: The Coteau Properties Company (“Coteau”), The Falkirk Mining Company (“Falkirk”), The Sabine Mining Company (“Sabine”), Demery Resources Company, LLC (“Demery”), Caddo Creek Resources Company, LLC (“Caddo Creek”), Camino Real Fuels, LLC (“Camino Real”), Liberty Fuels Company, LLC (“Liberty”), NoDak Energy Services, LLC ("NoDak") and North American Coal Corporation India Private Limited (“NACC India”). Caddo Creek, Camino Real and Liberty are in the development stage and do not currently mine or deliver coal. NACoal also provides dragline mining services for independently owned limerock quarries in Florida.
The contracts with the customers of the nine unconsolidated subsidiaries allow for reimbursement at a price based on actual costs plus an agreed pre-tax profit per ton of coal sold or actual costs plus a management fee. The unconsolidated operations each meet the definition of a variable interest entity and are accounted for using the equity method.

On August 31, 2012, NACoal acquired, through a wholly owned subsidiary, four related companies - Reed Minerals, Inc., Reed Hauling Inc., C&H Mining Company, Inc. and Reed Management, LLC - from members of and entities controlled by the Reed family. These companies, which will be known as Reed Minerals, are based in Jasper, Alabama and are involved in the mining of steam and metallurgical coal. See Note 12 for further discussion of this acquisition.

On October 10, 2012, Coyote Creek Mining Company, LLC (“CCMC”), an indirect subsidiary of the Company, entered into a Lignite Sales Agreement (the “LSA”) with Otter Tail Power Company (“OTP”), a wholly owned subsidiary of Otter Tail Corporation, and with OTP’s co-owners in the Coyote Station baseload generation plant, Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc., Northern Municipal Power Agency and NorthWestern Corporation. Under the LSA, CCMC will develop a lignite mine in Mercer County, North Dakota and deliver to the Coyote Station co-owners, as an exclusive supplier, the annual fuel requirements of the Coyote Station plant (expected to be approximately 2.5 million tons annually starting in 2016). See Note 14 for further discussion of this agreement.

FINANCIAL REVIEW

Tons of coal sold by NACoal's operating mines were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2012	2011	2012	2011
Coteau	3.2	3.2	9.7	9.8
Falkirk	2.2	2.0	5.9	5.5
Sabine	1.1	1.2	3.4	3.5
Unconsolidated mines	6.5	6.4	19.0	18.8
MLMC	1.0	0.7	2.3	1.9
Reed Minerals	0.1	—	0.1	—
Consolidated mines	1.1	0.7	2.4	1.9
Total tons sold	7.6	7.1	21.4	20.7

The limerock dragline mining operations delivered 4.9 million and 13.0 million cubic yards of limerock in the three and nine months ended September 30, 2012. This compares with 3.1 million and 10.7 million cubic yards of limerock in the three and nine months ended September 30, 2011.

The results of operations for NACoal were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2012	2011	2012	2011
Revenues	$38.0	$21.0	$81.5	$58.3
Operating profit	$8.6	$7.0	$29.7	$21.8
Interest expense	$0.9	$0.9	$2.3	$2.3
Other (income) expense	$(0.4)	$(0.4)	$(1.1)	$(1.2)
Net income	$8.2	$5.8	$24.5	$17.5
Effective income tax rate	(a)	10.8%	14.0%	15.5%

(a) The effective income tax rate is not meaningful.

See further discussion of the consolidated effective income tax rate in Note 9 of the unaudited condensed consolidated financial statements.

Third Quarter of 2012 Compared with Third Quarter of 2011

The following table identifies the components of change in revenues for the third quarter of 2012 compared with the third quarter of 2011:

Revenues
2011	$21.0
Increase in 2012 from:
Consolidated mining operations	8.7
Reed Minerals	7.7
Royalty and other income	0.6
2012	$38.0
Revenues increased to $38.0 million for the third quarter of 2012 compared with $21.0 million in the third quarter of 2011 due to higher revenues at the consolidated mining operations and an increase in royalty and other income. The increase at the consolidated mining operations was primarily the result of additional revenues from the acquisition of Reed during the third quarter of 2012, an increase in tons delivered at MLMC in the third quarter of 2012 as a result of improvements at a customer's power plant and fewer unplanned customer power plant outage days in the third quarter of 2012 compared with the third quarter of 2011 and increased customer requirements at the limerock dragline mining operations in the third quarter of 2012 compared with the third quarter of 2011.

The following table identifies the components of change in operating profit for the third quarter of 2012 compared with the third quarter of 2011:

Operating Profit
2011	$7.0
Increase (decrease) in 2012 from:
Gain on sale of asset	3.3
Consolidated mining operations	2.8
Earnings of unconsolidated mines	0.4
Royalty and other income	0.2
Other selling, general and administrative expenses	(5.1)
2012	$8.6
Operating profit increased to $8.6 million in the third quarter of 2012 from $7.0 million in the third quarter of 2011, primarily due to a gain on the sale of assets, previously classified as held for sale, recorded in the third quarter of 2012, increased operating profit at the consolidated mining operations mainly due to the increase in tons delivered at MLMC during the third quarter of 2012 compared with the third quarter of 2011, and improved earnings at the unconsolidated mines mainly from an increase in tons delivered and contractual price escalators. The increase was partially offset by higher other selling, general and administrative expenses, primarily from an increase in employee-related expenses and acquisition-related costs, including professional fees.

Net income increased to $8.2 million in the third quarter of 2012 from $5.8 million in the third quarter of 2011 primarily due to the factors affecting operating profit and favorable income tax expense from the benefit of increased losses from entities in jurisdictions with higher income tax rates.

First Nine Months of 2012 Compared with First Nine Months of 2011

The following table identifies the components of change in revenues for the first nine months of 2012 compared with the first nine months of 2011:

Revenues
2011	$58.3
Increase in 2012 from:
Consolidated mining operations	13.4
Reed Minerals	7.7
Royalty and other income	2.1
2012	$81.5

Revenues for the first nine months of 2012 increased 39.8% to $81.5 million from $58.3 million in the first nine months of 2011 primarily as a result of higher revenues at the consolidated mining operations and an increase in royalty and other income. The increase at the consolidated mining operations was primarily the result of an increase in tons delivered at MLMC in the first nine months of 2012 as a result of improvements at a customer's power plant in the first nine months of 2012 compared with 2011, the acquisition of Reed during the third quarter of 2012, and increased customer requirements at the limerock dragline mining operations in the first nine months of 2012 compared with the first nine months of 2011.

The following table identifies the components of change in operating profit for the first nine months of 2012 compared with the first nine months of 2011:

Operating Profit
2011	$21.8
Increase (decrease) in 2012 from:
Gain on sale of asset	5.6
Consolidated mining operations	5.2
Royalty and other income	1.4
Earnings of unconsolidated mines	1.4
Other selling, general and administrative expenses	(5.7)
2012	$29.7

Operating profit increased to $29.7 million in the first nine months of 2012 from $21.8 million in the first nine months of 2011, primarily as a result of gains on the sale of assets, previously classified as held for sale, recorded in the first nine months of 2012, and an increase in consolidated mining operating profit mainly due to increased deliveries as a result of improvements at a customer's power plant in the first nine months of 2012 compared with 2011. In addition, higher royalty and other income and an increase in earnings of the unconsolidated mines from contractual price escalators contributed to the improvement in operating profit. The increases were partially offset by higher other selling, general and administrative expenses, primarily from an increase in employee-related expenses and acquisition-related costs, including professional fees.

Net income increased to $24.5 million in the first nine months of 2012 from $17.5 million in the first nine months of 2011 primarily due to the factors affecting operating profit and lower income tax rates from the benefit of increased losses from entities in jurisdictions with higher income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the nine months ended September 30:

	2012	2011	Change
Operating activities:
Net income	$24.5	$17.5	$7.0
Depreciation, depletion and amortization	7.0	5.9	1.1
Other	2.1	4.2	(2.1)
Working capital changes	0.5	(3.7)	4.2
Net cash provided by operating activities	34.1	23.9	10.2

Investing activities:
Expenditures for property, plant and equipment	(33.9)	(10.6)	(23.3)
Acquisition of business	(64.8)	—	(64.8)
Proceeds from the sale of assets	34.5	0.5	34.0
Proceeds from note receivable	14.4	—	14.4
Net cash used for investing activities	(49.8)	(10.1)	(39.7)

Cash flow before financing activities	$(15.7)	$13.8	$(29.5)

The increase in net cash provided by operating activities was primarily the result of the increase in net income and working capital changes during the first nine months of 2012 compared with the first nine months of 2011, partially offset by a decrease in other operating activities mainly due to the adjustment of gains on the sale of assets recorded in the first nine months of 2012 from net cash provided by operating activities. The change in working capital was mainly due to an increase in accounts receivable in the first nine months of 2012 partially offset by an increase in accounts payable primarily as a result of the Reed operations since the date of the acquisition. These changes were in contrast to a decrease in accounts receivable and an increase in accounts payable during the first nine months of 2011.

The change in net cash used for investing activities was primarily attributable to the acquisition of Reed in the third quarter of 2012 and an increase in expenditures for property, plant and equipment including the purchase of two draglines in the first nine months of 2012. These items were partially offset by proceeds received from the sale of two different draglines in the first nine months of 2012 and proceeds received under a long-term note related to the prior sale of a dragline.

	2012	2011	Change
Financing activities:
Net additions (reductions) of long-term debt and revolving credit agreements	$44.6	$(2.3)	$46.9
Cash dividends paid to NACCO	(25.6)	(15.0)	(10.6)
Net cash provided by (used for) financing activities	$19.0	$(17.3)	$36.3

The increase in net cash provided by (used for) financing activities during the first nine months of 2012 compared with the first nine months of 2011 was primarily due to higher borrowings on NACoal's revolving credit agreements to fund the acquisition of Reed and two draglines, partially offset by an increase in the amount of cash dividends paid to NACCO in the first nine months of 2012 compared with the first nine months of 2011.

Financing Activities

NACoal has an unsecured revolving line of credit (the “NACoal Facility”) of up to $150.0 million that expires in December 2016. Borrowings outstanding under the NACoal Facility were $112.0 million at September 30, 2012. The excess availability under the NACoal Facility was $36.8 million at September 30, 2012, which reflects a reduction for outstanding letters of credit of $1.2 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios of NACoal, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved, as defined in the NACoal Facility. The applicable margins, effective September 30, 2012, for base rate and LIBOR loans were 0.75% and 1.75%, respectively. The NACoal Facility also has a commitment fee which is also based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.35% on the unused commitment at September 30, 2012. The floating rate of interest applicable to the NACoal Facility at September 30, 2012 was 1.94% including the floating rate margin.

The NACoal Facility also contains restrictive covenants that require, among other things, NACoal to maintain certain debt to EBITDA and interest coverage ratios, and provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 3.0 to 1.0 in conjunction with maintaining unused availability thresholds of borrowing capacity under a minimum interest coverage ratio, as defined in the NACoal Facility, of 4.0 to 1.0. The current level of availability required to pay dividends is $15 million. At September 30, 2012, NACoal was in compliance with the financial covenants in the NACoal Facility.

During 2004 and 2005, NACoal issued unsecured notes totaling $45.0 million in a private placement (the “NACoal Notes”), which require annual principal payments of approximately $6.4 million that began in October 2008 and will mature on October 4, 2014. These unsecured notes bear interest at a weighted-average fixed rate of 6.08%, payable semi-annually on April 4 and October 4. The NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. NACoal had $19.3 million of the private placement notes outstanding at September 30, 2012. The NACoal Notes contain certain covenants and restrictions that require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios, and limit dividends to NACCO based upon maintaining a maximum debt to EBITDA ratio of 3.5 to 1.0. At September 30, 2012, NACoal was in compliance with the financial covenants in the NACoal Notes.

NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At September 30, 2012, the balance of the note was $4.8 million and the interest rate was 0.24%.

NACoal believes funds available from the NACoal Facility and operating cash flows will provide sufficient liquidity to finance its operating needs and commitments arising during the next twelve months and until the expiration of the NACoal Facility in December 2016.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2011, except for the additional borrowing of $45.0 million under the NACoal Facility, a $14.2 million increase in purchase and other obligations and a $7.7 million increase in operating lease commitments primarily related to the Reed acquisition, there have been no significant changes in the total amount of NACoal's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 69 in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Capital Expenditures

Expenditures for property, plant and equipment were $33.9 million during the first nine months of 2012. NACoal estimates that its capital expenditures for the remainder of 2012 will be an additional $9.1 million, primarily for mine equipment and development at its mines. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

NACoal's capital structure is presented below:

	SEPTEMBER 30 2012	DECEMBER 31 2011	Change
Cash and cash equivalents	$4.6	$1.3	$3.3
Other net tangible assets	151.8	130.9	20.9
Goodwill, coal supply agreements and other intangibles, net	79.4	57.9	21.5
Net assets	235.8	190.1	45.7
Total debt	(140.4)	(94.0)	(46.4)
Total equity	$95.4	$96.1	$(0.7)
Debt to total capitalization	60%	49%	11%

The increase in other net tangible assets during the first nine months of 2012 was primarily due to the acquisition of Reed and the purchase of two draglines in the first nine months of 2012, partially offset by the sale of two different draglines and the collection of a note receivable related to the prior sale of a dragline in 2009 in the first nine months of 2012.

In addition, goodwill and other intangible assets increased during the first nine months of 2012 mainly due to the acquisition of Reed.

Total debt increased $46.4 million primarily due to additional borrowings on the NACoal Facility during the first nine months of 2012 to fund the acquisition of Reed and the purchase of two draglines.

Total equity decreased as a result of $25.6 million of cash dividends paid to NACCO during the first nine months of 2012, mostly offset by NACoal's net income of $24.5 million and a $0.4 million decrease in accumulated other comprehensive loss during the first nine months of 2012.

OUTLOOK
NACoal expects steady operating performance at its coal mining operations in the fourth quarter of 2012 and in 2013. However, a decrease in tons delivered is expected in the fourth quarter of 2012 compared with 2011 as a result of lower customer requirements at the consolidated and unconsolidated lignite mining operations, which are expected to more than offset the increase in tons delivered at the newly acquired Reed Minerals mines. Tons delivered in 2013 are expected to increase over 2012 at both the consolidated and unconsolidated mining operations provided customers achieve currently planned power plant operating levels. Limerock deliveries in the fourth quarter of 2012 are expected to be higher than the fourth quarter of 2011 as customer requirements are expected to increase. However, limerock deliveries are anticipated to decrease in 2013 compared with 2012 as customer requirements are expected to decline moderately. Royalty and other income is expected to be higher in the fourth quarter of 2012 and in 2013 compared with prior periods.
Unconsolidated mines currently in development are expected to continue to generate modest income in the fourth quarter of 2012 and in 2013. Demery has commenced delivering coal to its customer and is expected to ramp up production of coal moderately in 2013. Full production is expected in 2014 with 300,000 to 400,000 tons delivered. NACoal's three other unconsolidated mines in development are not expected to be at full production for several years. Liberty is eventually expected to produce approximately 4.8 million tons of lignite coal annually for Mississippi Power Company's new Ratcliffe power plant currently being built in Mississippi. While completion of the project is still contingent on resolving legal challenges to regulatory approvals for the power plant, the project is currently on track for initial coal deliveries to commence in mid-2014. Caddo Creek is in the permitting stage of a project in Texas for which it expects to mine approximately 650,000 tons of coal annually for a customer that currently purchases its coal from Sabine. Initial deliveries are expected to commence in early 2014. Camino Real is also in the permitting stage of a project in Texas for which it expects to mine approximately 2.7 million tons of coal annually. Initial deliveries are expected to commence in mid-to-late 2014. In addition, in October 2012, NACoal's subsidiary, CCMC, entered into a new agreement with Otter Tail Power Company and with Otter Tail Power Company's co-owners in the Coyote Station baseload generation plant, to develop a lignite mine in Mercer County, North Dakota. CCMC will deliver to the Coyote Station co-owners, as an exclusive supplier, the annual fuel requirements of the Coyote Station plant, which are expected to be approximately 2.5 million tons of coal annually, starting in May 2016.
NACoal also has new project opportunities for which it expects to continue to incur additional expenses in the fourth quarter of 2012 and in 2013. In particular, NACoal continues to move forward to obtain a permit for its Otter Creek reserve in North Dakota in preparation for the anticipated construction of a new mine.

Overall, NACoal expects 2012 fourth quarter net income to be lower than fourth quarter 2011 net income. Additional income from the Reed Minerals acquisition is expected to be more than offset by higher selling, general and administrative expenses as a result of increased employee-related costs and development activities and lower operating results, primarily at the unconsolidated mining operations. Net income in 2013 is expected to increase moderately over 2012 due to the expected favorable impact of increased deliveries, especially from the Reed Minerals acquisition, and lower operating expenses are expected to be partially offset by higher interest expense on greater debt levels. Cash flow before financing activities for 2012 is expected to be substantially lower than 2011, mainly as a result of the Reed Minerals acquisition. Cash flow before financing activities in 2013 is expected to be higher than 2012, but not back to the levels of 2011 due to an anticipated increase in capital expenditures to support the Reed Minerals acquisition.

Over the longer term, NACoal expects to continue its efforts to develop new mining projects. NACoal is actively pursuing domestic opportunities for new or expanded coal mining projects, which include prospects for power generation, coal-to-liquids, coal gasification, coal drying and other clean coal technologies. Furthermore, NACoal views its acquisition of Reed Minerals as the first step in developing a metallurgical coal platform and the company believes that exports for coal and other new international value-added mining services projects may become available. NACoal also continues to pursue additional non-coal mining opportunities in aggregates and sand mining.

HAMILTON BEACH BRANDS, INC.

HBB's business is seasonal, and a majority of its revenues and operating profit typically occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday-selling season.

FINANCIAL REVIEW

The results of operations for HBB were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2012	2011	2012	2011
Revenues	$124.8	$126.7	$340.4	$331.6
Operating profit	$8.7	$7.9	$15.9	$14.8
Interest expense	$0.5	$1.3	$2.1	$4.2
Other (income) expense	$(0.3)	$0.8	$0.1	$1.0
Net income	$5.3	$4.1	$8.5	$6.4
Effective income tax rate	37.6%	29.3%	38.0%	33.3%

See discussion of the consolidated effective income tax rate in Note 9 of the unaudited condensed consolidated financial statements.

Third Quarter of 2012 Compared with Third Quarter of 2011

The following table identifies the components of change in revenues for the third quarter of 2012 compared with the third quarter of 2011:

Revenues
2011	$126.7
Increase (decrease) in 2012 from:
Unit volume and product mix	(2.5)
Foreign currency	(0.8)
Average sales price	1.4
2012	$124.8

Revenues for the third quarter of 2012 decreased 1.5% to $124.8 million from $126.7 million in the third quarter of 2011 primarily as a result of a decrease in sales volumes in the U.S. consumer and Canadian retail markets as well as unfavorable foreign currency movements as the U.S. dollar strengthened against the Mexican peso and Canadian dollar during the third quarter of 2012 compared with the third quarter of 2011. The decrease was partially offset by higher prices on comparable products sold, primarily in the U.S. consumer retail market.

The following table identifies the components of change in operating profit for the third quarter of 2012 compared with the third quarter of 2011:

Operating Profit
2011	$7.9
Increase (decrease) in 2012 from:
Gross profit	1.9
Foreign currency	(0.6)
Other selling, general and administrative expenses	(0.5)
2012	$8.7

HBB's operating profit increased to $8.7 million in the third quarter of 2012 from $7.9 million in the third quarter of 2011. Operating profit increased primarily as a result of higher gross profit primarily as a result of a shift in sales to higher-price and higher-margin products and the absence of a $1.3 million charge recorded in the third quarter of 2011 for a capital lease asset no longer being leased, partially offset by higher product costs. The increase in gross profit was partially offset by unfavorable foreign currency movements during the third quarter of 2012 compared with the third quarter of 2011 and higher employee-related costs included in selling, general and administrative expenses.

HBB recognized net income of $5.3 million in the third quarter of 2012 compared with $4.1 million in the third quarter of 2011 primarily due to the factors affecting operating profit, the favorable effect of foreign currency revaluation and lower interest expense due to lower levels of borrowings during the third quarter of 2012 compared with the third quarter of 2011.

First Nine Months of 2012 Compared with First Nine Months of 2011

The following table identifies the components of change in revenues for the first nine months of 2012 compared with the first nine months of 2011:

Revenues
2011	$331.6
Increase (decrease) in 2012 from:
Unit volume and product mix	9.1
Average sales price	3.0
Foreign currency	(3.3)
2012	$340.4

Revenues increased 2.7% to $340.4 million in the first nine months of 2012 compared with $331.6 million in the first nine months of 2011 primarily due to a shift in sales to products with higher price points and by higher prices on comparable products sold, partially offset by a decrease in sales volumes and unfavorable foreign currency movements as the U.S. dollar strengthened against the Canadian dollar and Mexican peso during the first nine months of 2012 compared with the first nine months of 2011.

The following table identifies the components of change in operating profit for the first nine months of 2012 compared with the first nine months of 2011:

Operating Profit
2011	$14.8
Increase (decrease) in 2012 from:
Gross profit	4.9
Foreign currency	(2.3)
Other selling, general and administrative expenses	(1.5)
2012	$15.9

HBB's operating profit increased to $15.9 million in the first nine months of 2012 compared with $14.8 million in the first nine months of 2011. Operating profit increased primarily as a result of higher gross profit from a shift in sales to higher-margin and higher-priced products, partially offset by higher product costs and reduced sales volumes. In addition, operating profit was favorably affected by the absence of a $1.3 million charge recorded in the third quarter of 2011 for a capital lease asset no longer being leased and $0.9 million of costs related to moving the HBB distribution center into a larger facility during the second quarter of 2011. These items were partially offset by unfavorable foreign currency movements and an increase in other selling, general and administrative expenses mainly due to higher employee-related costs and increased professional fees in the first nine months of 2012 compared with the first nine months of 2011.

HBB recognized net income of $8.5 million in the first nine months of 2012 compared with $6.4 million in the first nine months of 2011 primarily due to the factors affecting operating profit, lower interest expense due to lower levels of borrowings during the first nine months of 2012 compared with the first nine months of 2011 and the favorable effect of foreign currency revaluation.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the nine months ended September 30:

	2012	2011	Change
Operating activities:
Net income	$8.5	$6.4	$2.1
Depreciation and amortization	1.9	3.4	(1.5)
Other	3.8	3.8	—
Working capital changes	(6.7)	6.5	(13.2)
Net cash provided by operating activities	7.5	20.1	(12.6)

Investing activities:
Expenditures for property, plant and equipment	(2.2)	(2.5)	0.3
Net cash used for investing activities	(2.2)	(2.5)	0.3

Cash flow before financing activities	$5.3	$17.6	$(12.3)

Net cash provided by operating activities decreased $12.6 million in the first nine months of 2012 compared with the first nine months of 2011 primarily due to the change in working capital from a larger increase in inventory and a smaller decrease in accounts receivable during the first nine months of 2012 compared with the first nine months of 2011. These items were partially offset by an increase in accounts payable as a result of the higher levels of inventory and from a smaller decrease in accrued payroll during the first nine months of 2012 compared with the first nine months of 2011 mainly due to lower employee-related payments made in 2012.

	2012	2011	Change
Financing activities:
Reductions to long-term debt and revolving credit agreements	$(1.9)	$(60.6)	$58.7
Cash dividends paid to NACCO	(10.0)	—	(10.0)
Capital contribution from NACCO	—	4.0	(4.0)
Financing fees paid	(1.2)	—	(1.2)
Other	—	(0.2)	0.2
Net cash used for financing activities	$(13.1)	$(56.8)	$43.7

The decrease in net cash used for financing activities was primarily the result of repaying $60.6 million of the HBB term loan agreement during the first nine months of 2011. This was partially offset by $10.0 million of cash dividends paid to NACCO in the first nine months of 2012 and the absence of a $4.0 capital contribution from NACCO in the first nine months of 2011.

Financing Activities

HBB has a $115.0 million senior secured floating-rate revolving credit facility that expires in July 2017 (the “HBB Facility”). Borrowings under the HBB Facility were used to repay HBB's previous term loan entered into in 2007. The obligations under the HBB Facility are secured by substantially all of HBB's assets. The approximate book value of HBB's assets held as collateral under the HBB Facility was $230 million as of September 30, 2012.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible accounts receivable, inventory and trademarks of the borrowers, as defined in the HBB Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the HBB Facility. A portion of the availability is denominated in Canadian dollars to provide funding to HBB's Canadian subsidiary. Borrowings bear interest at a floating rate, which can be a base rate or LIBOR, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective September 30, 2012, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.50%, respectively. The applicable margins, effective September 30, 2012, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.00% and 1.50%, respectively. The HBB Facility also requires a fee of 0.375% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability.

At September 30, 2012, the borrowing base under the HBB Facility was $110.8 million. Borrowings outstanding under the HBB Facility were $52.3 million at September 30, 2012. Therefore, at September 30, 2012, the excess availability under the HBB Facility was $58.5 million. The floating rate of interest applicable to the HBB Facility at September 30, 2012 was 2.08% including the floating rate margin.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to NACCO, subject to achieving availability thresholds. Dividends are limited to (i) $15.0 million from the closing date of the HBB Facility through December 31, 2012, so long as HBB has excess availability, as defined in the HBB Facility, of at least $30.0 million; (ii) the greater of $20.0 million or excess cash flow from the most recently ended fiscal year in each of the two twelve-month periods following the closing date of the HBB Facility, so long as HBB has excess availability under the HBB Facility of $25.0 million and maintains a minimum fixed charge coverage ratio of 1.0 to 1.0, as defined in the HBB Facility; and (iii) in such amounts as determined by HBB subsequent to the second anniversary of the closing date of the HBB Facility, so long as HBB has excess availability under the HBB Facility of $25.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At September 30, 2012, HBB was in compliance with the financial covenants in the HBB Facility.

HBB incurred fees and expenses of $1.2 million in the first nine months of 2012 related to the HBB Facility. These fees were deferred and are being amortized as interest expense over the term of the HBB Facility.

HBB believes funds available from cash on hand, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the HBB Facility in July 2017.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2011, except for the payment of $54.2 million on the HBB term loan agreement and the borrowing of $52.3 million under the HBB Facility, there have been no significant changes in the total amount of HBB's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 57 in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Capital Expenditures

Expenditures for property, plant and equipment were $2.2 million for the first nine months of 2012 and are estimated to be an additional $1.5 million for the remainder of 2012. These planned capital expenditures are primarily for tooling for new products. These expenditures are expected to be funded from internally generated funds.

Capital Structure

Working capital is significantly affected by the seasonality of HBB's business. The following is a discussion of the changes in HBB's capital structure at September 30, 2012 compared with both September 30, 2011 and December 31, 2011.

September 30, 2012 Compared with September 30, 2011

	SEPTEMBER 30 2012	SEPTEMBER 30 2011	Change
Cash and cash equivalents	$1.5	$6.4	$(4.9)
Other net tangible assets	86.1	72.8	13.3
Net assets	87.6	79.2	8.4
Total debt	(52.3)	(54.2)	1.9
Total equity	$35.3	$25.0	$10.3
Debt to total capitalization	60%	68%	(8)%
Other net tangible assets increased $13.3 million from September 30, 2011 primarily due to an increase in inventory, which was partially offset by a related increase in accounts payable.
Total equity increased $10.3 million due to HBB's net income of $20.5 million during the twelve months ended September 30, 2012, partially offset by $10.0 million of dividends to NACCO and a $0.2 million increase in accumulated other comprehensive loss during the twelve months ended September 30, 2012.

September 30, 2012 Compared with December 31, 2011

	SEPTEMBER 30 2012	DECEMBER 31 2011	Change
Cash and cash equivalents	$1.5	$9.3	$(7.8)
Other net tangible assets	86.1	79.9	6.2
Net assets	87.6	89.2	(1.6)
Total debt	(52.3)	(54.2)	1.9
Total equity	$35.3	$35.0	$0.3
Debt to total capitalization	60%	61%	(1)%

There has been no significant change in capital structure since December 31, 2011.

OUTLOOK

The middle-market portion of the U.S. small kitchen appliance market in which HBB participates has been under pressure since 2009 and is expected to remain stressed through the end of 2012 and into 2013. HBB's target consumer, the middle-market mass consumer, continues to struggle with financial and economic concerns and high unemployment rates. As a result, sales volumes in this segment of the U.S. consumer market are expected to remain challenged and retailers are likely to remain cautious. Nevertheless, HBB expects improved sales volumes from increased promotions and placements in the fourth quarter of 2012 in comparison with the fourth quarter of 2011 and improved sales volumes in 2013 compared with 2012. International and commercial product markets are anticipated to continue to grow in the remainder of 2012 and in 2013 compared with the comparable prior periods.

HBB continues to focus on strengthening its North American consumer market position through product innovation, promotions, increased placements and branding programs, together with appropriate levels of advertising for HBB's highly successful and innovative product lines, such as The Scoop®, a single-serve coffee maker. HBB expects The Scoop®, the Two-Way Brewer and the DurathonTM iron product line, all introduced in late 2011, to continue to gain market position over time as broader distribution is attained. HBB is also continuing to introduce innovative products in several small appliance categories. In the third quarter of 2012, HBB launched the Hamilton Beach® Open EaseTM Automatic Jar Opener and expects to launch the FlexBrewTM single-serve coffee maker in late 2012. These products, as well as other new product introductions in the pipeline for the fourth quarter of 2012 and in 2013, and expected key placements and promotions for the holiday-selling season, are expected to affect both revenues and operating profit positively. As a result of these new products, placements and promotions, and HBB's improving position in commercial and international markets, HBB anticipates an increase in revenues in the fourth quarter of 2012, provided consumer spending is at expected fourth quarter levels, and in 2013 compared with the respective prior year periods.

Overall, HBB expects fourth quarter 2012 and full year 2013 net income to increase compared with the comparable prior periods, primarily driven by anticipated increases in revenue, partially offset by expected increases in operating expenses. HBB expects that 2012 cash flow before financing activities will be lower than 2011 but higher in 2013 as compared with 2012.

Longer term, HBB will continue to work to improve revenues and profitability by remaining focused on five strategic initiatives: (1) increasing placements in the North America consumer business through the development of consumer-driven innovative products and strong sales and marketing support, (2) achieving further penetration of the global Commercial market through a commitment to an enhanced global product line aimed at the global hospitality and food service markets, (3) expanding internationally in the emerging Asian and Latin American markets by offering products designed specifically for those market needs, by expanding distribution channels and by increasing the use of the Internet, (4) successfully entering the "only the best" market with a strong brand and broad product line, and (5) enhancing internet sales and support activities.

THE KITCHEN COLLECTION, LLC

KC's business is seasonal, and a majority of its revenues and operating profit typically occurs in the second half of the year when sales of kitchenware to consumers increase significantly for the fall holiday-selling season.

FINANCIAL REVIEW

The results of operations for KC were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2012	2011	2012	2011
Revenues	$48.2	$48.9	$135.8	$129.8
Operating loss	$(1.9)	$(0.6)	$(11.6)	$(10.3)
Interest expense	$0.1	$0.1	$0.3	$0.3
Other (income) expense	$—	$0.1	$0.1	$0.1
Net loss	$(1.2)	$(0.5)	$(7.2)	$(6.5)
Effective income tax rate	40.0%	37.5%	40.0%	39.3%

See discussion of the consolidated effective income tax rate in Note 9 of the unaudited condensed consolidated financial statements.

Third Quarter of 2012 Compared with Third Quarter of 2011

The following table identifies the components of change in revenues for the third quarter of 2012 compared with the third quarter of 2011:

Revenues
2011	$48.9
Increase (decrease) in 2012 from:
Closed stores	(2.8)
KC comparable store sales	(0.4)
LGC comparable store sales	(0.3)
Other	(0.2)
New store sales	3.0
2012	$48.2

Revenues for the third quarter of 2012 decreased to $48.2 million from $48.9 million in the third quarter of 2011. The decrease was primarily a result of the effect of closing unprofitable KC and Le Gourmet Chef ("LGC") stores since September 30, 2011 and a decrease in comparable store sales at KC and LGC. The decrease in comparable store sales at both KC and LGC was mainly due to a decrease in store transactions and fewer customer visits, partially offset by a higher average sale transaction value in the third quarter of 2012 compared to the third quarter of 2011. The decrease in revenue was partially offset by sales at newly opened KC stores. At September 30, 2012, KC operated 264 stores compared with 250 stores at September 30, 2011 and 276 stores at December 31, 2011. At September 30, 2012, LGC operated 55 stores compared with 62 stores at September 30, 2011 and 61 stores at December 31, 2011.

The following table identifies the components of change in operating loss for the third quarter of 2012 compared with the third quarter of 2011:

Operating Loss
2011	$(0.6)
(Increase) decrease in 2012 from:
KC comparable stores	(1.0)
LGC comparable stores	(0.3)
New stores	(0.2)
Closed stores	0.2
2012	$(1.9)
KC recognized an operating loss of $1.9 million in the third quarter of 2012 compared with $0.6 million in the third quarter of 2011. The change in the operating loss was primarily due to a decrease in KC and LGC comparable store results and higher store costs from an increase in the number of KC stores in the third quarter of 2012 compared with the third quarter of 2011. The decrease in comparable store results was mainly a result of a shift in sales to lower-margin products at both KC and LGC stores and higher employee-related and travel costs at KC stores. The increase in these costs was mainly the result of the remodeling of 26 KC stores during the third quarter of 2012. These items were partially offset by the favorable effect of closing unprofitable KC and LGC stores.

KC reported a net loss of $1.2 million in the third quarter of 2012 compared with $0.5 million in the third quarter of 2011 primarily due to the factors affecting the operating loss.

First Nine Months of 2012 Compared with First Nine Months of 2011

The following table identifies the components of change in revenues for the first nine months of 2012 compared with the first nine months of 2011:

Revenues
2011	$129.8
Increase (decrease) in 2012 from:
New store sales	10.5
KC comparable store sales	2.3
LGC comparable store sales	0.2
Closed stores	(7.0)
2012	$135.8

Revenues increased 4.6% to $135.8 million for the first nine months of 2012 compared with $129.8 million in the first nine months of 2011. The increase was primarily a result of sales at newly opened KC stores and an increase in comparable store sales at KC. The increase in comparable store sales at KC was primarily due to an increase in store transactions and a higher average sale transaction value. The increase in revenue was partially offset by the effect of closing unprofitable KC and LGC stores since September 30, 2011.

The following table identifies the components of change in operating loss for the first nine months of 2012 compared with the first nine months of 2011:

Operating Loss
2011	$(10.3)
(Increase) decrease in 2012 from:
New stores	(0.8)
Selling, general and administrative expenses	(0.7)
LGC comparable stores	(0.4)
KC comparable stores	(0.4)
Warehouse combination costs	0.7
Closed stores	0.3
2012	$(11.6)

KC recognized an operating loss of $11.6 million in the first nine months of 2012 and $10.3 million in the first nine months of 2011. The increase in operating loss was primarily the result of higher store costs due to an increase in the number of stores, higher selling, general and administrative expenses primarily from an increase in employee-related expenses, lower comparable store results mainly due to a shift in sales to lower-margin products at both KC and LGC stores, higher rent and employee-related costs at LGC stores and higher employee-related and travel costs at KC stores. The operating loss was favorably affected by the absence of costs incurred in the first nine months of 2011 related to combining KC's two warehouse facilities into one facility and by the favorable effect of closing unprofitable LGC and KC stores during the past twelve months.

KC reported a net loss of $7.2 million in the first nine months of 2012 and $6.5 million in the first nine months of 2011 primarily due to the factors affecting the operating loss.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the nine months ended September 30:

	2012	2011	Change
Operating activities:
Net loss	$(7.2)	$(6.5)	$(0.7)
Depreciation and amortization	2.2	2.3	(0.1)
Other	0.8	0.9	(0.1)
Working capital changes	(17.5)	(17.9)	0.4
Net cash used for operating activities	(21.7)	(21.2)	(0.5)

Investing activities:
Expenditures for property, plant and equipment	(3.5)	(2.1)	(1.4)
Net cash used for investing activities	(3.5)	(2.1)	(1.4)

Cash flow before financing activities	$(25.2)	$(23.3)	$(1.9)

Expenditures for property, plant and equipment increased primarily due to the addition of new KC stores and the remodeling of certain KC stores during the first nine months of 2012.

	2012	2011	Change
Financing activities:
Net additions to revolving credit agreement	$14.7	$15.0	$(0.3)
Cash dividends paid to NACCO	—	(2.5)	2.5
Financing fees paid	(0.2)	—	(0.2)
Other	—	(0.1)	0.1
Net cash provided by financing activities	$14.5	$12.4	$2.1

Net cash provided by financing activities increased $2.1 million in the first nine months of 2012 compared with the first nine months of 2011 primarily from the absence of dividends paid to NACCO in the first nine months of 2011.

Financing Activities

On August 7, 2012, KC entered into an amended credit agreement for a five-year, $30.0 million secured revolving line of credit (the “KC Facility”). The KC Facility expires in August 2017. The obligations under the KC Facility are secured by substantially all assets of KC. The approximate book value of KC's assets held as collateral under the KC Facility was $85 million as of September 30, 2012.

The maximum availability under the KC Facility is derived from a borrowing base formula using KC's eligible inventory and eligible credit card accounts receivable, as defined in the KC Facility. Borrowings bear interest at a floating rate plus a margin based on the excess availability under the agreement, as defined in the KC Facility, which can be either a base rate plus a margin of 1.00% or LIBOR plus a margin of 2.00% as of September 30, 2012. Under KC's previous revolving credit facility, the applicable margins, effective June 30, 2012, were 1.75% for base rate loans and 2.75% for LIBOR loans. The KC Facility also requires a fee of 0.375% per annum on the unused commitment. Under KC's previous revolving credit facility, the unused commitment fee was 0.50% per annum.

At September 30, 2012, the borrowing base under the KC Facility was $27.0 million. Borrowings outstanding under the KC Facility were $14.7 million at September 30, 2012. Therefore, at September 30, 2012, the excess availability under the KC Facility was $12.3 million. The floating rate of interest applicable to the KC Facility at September 30, 2012 was 2.95%, including the floating rate margin. The floating rate of interest applicable to KC's previous revolving credit facility at June 30, 2012 was 3.19%.

The KC Facility allows for the payment of dividends to NACCO, subject to certain restrictions based on availability and meeting a fixed charge coverage ratio as described in the KC Facility. Dividends are limited to (i) $6.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $7.5 million after giving effect to such payment and maintaining a minimum fixed charge coverage ratio of 1.1 to 1.0, as defined in the KC Facility; (ii) $2.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $7.5 million after giving effect to such payment and (iii) in such amounts as determined by KC, so long as KC has excess availability under the KC Facility of $15.0 million after giving effect to such payment.

KC incurred fees and expenses of $0.2 million in the first nine months of 2012 related to the KC Facility. These fees were deferred and are being amortized as interest expense over the term of the KC Facility.

KC believes funds available from cash on hand, the KC Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the KC Facility in August 2017.

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

Capital Expenditures

Expenditures for property, plant and equipment were $3.5 million for the first nine months of 2012 and are estimated to be an additional $0.7 million for the remainder of 2012. These planned capital expenditures are primarily for improvements to KC's information technology infrastructure. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

Working capital is significantly affected by the seasonality of KC's business. The following is a discussion of the changes in KC's capital structure at September 30, 2012 compared with both September 30, 2011 and December 31, 2011.

September 30, 2012 Compared with September 30, 2011

	SEPTEMBER 30 2012	SEPTEMBER 30 2011	Change
Cash and cash equivalents	$1.1	$0.8	$0.3
Other net tangible assets	53.1	53.3	(0.2)
Net assets	54.2	54.1	0.1
Total debt	(14.7)	(15.0)	0.3
Total equity	$39.5	$39.1	$0.4
Debt to total capitalization	27%	28%	(1)%

There was no significant change in capital structure since September 30, 2011.

September 30, 2012 Compared with December 31, 2011

	SEPTEMBER 30 2012	DECEMBER 31 2011	Change
Cash and cash equivalents	$1.1	$11.8	$(10.7)
Other net tangible assets	53.1	34.9	18.2
Net assets	54.2	46.7	7.5
Total debt	(14.7)	—	(14.7)
Total equity	$39.5	$46.7	$(7.2)
Debt to total capitalization	27%	(a)	(a)

(a)	Debt to total capitalization is not meaningful.

Other net tangible assets increased $18.2 million at September 30, 2012 compared with December 31, 2011, primarily from a decrease in intercompany accounts payable and accrued payroll for payments made during the first nine months of 2012 and a decrease in accounts payable due to the seasonality of the business.

Total debt increased as a result of the seasonality of the business and the required funding of operations during the first nine months of 2012. Total equity decreased as a result of KC's net loss of $7.2 million during the first nine months of 2012.

OUTLOOK

The outlet mall retail market remains challenging and is expected to continue to be so since the middle market consumer remains under pressure due to high unemployment rates, elevated fuel prices, other consumer financial concerns and distractions from the upcoming election, all of which are expected to continue to dampen consumer sentiment and consumer traffic to outlet mall locations, and limit consumer spending levels for KC's target customer in the fourth quarter of 2012 and in 2013. Nevertheless, KC expects an increase in revenues in the fourth quarter of 2012 compared with 2011 as a result of the opening of 34 seasonal store locations during the fourth-quarter holiday-selling season and sales at new Kitchen Collection® stores opened since the fourth quarter of 2011, provided consumer spending is at anticipated fourth quarter levels. KC expects 2013 revenues to be comparable to 2012, although the company expects to maintain a lower number of stores through much of 2013 than in 2012.

KC expects an increase in 2012 fourth quarter net income compared with the fourth quarter of 2011 primarily from the increase in the number of stores in 2012, from enhanced sales and margins expected as a result of further improvements in store formats and layouts at both the Kitchen Collection® and Le Gourmet Chef® stores, and as a result of further refinements of promotional offers and merchandise mix in both store formats. During 2012, KC reformatted many of its stores to promote a value and trend message at the front of its stores, which is expected to drive customers into the store. KC completed format changes at all of its Le Gourmet Chef® stores in the first half of the year and is expected to complete the remodeling of a total of 82 Kitchen Collection® stores in 2012, of which 76 had been completed through the end of the third quarter. Preliminary feedback on these changes is favorable, but making the changes has resulted in higher up-front costs during 2012 which are not expected to recur in 2013. As these new formats gain traction, they are expected to drive improved income in 2013. Cash flow before financing in 2012 is expected to be lower than 2011, but increase in 2013 compared with 2012.

Longer term, KC plans to focus on enhancing sales volume and profitability by building on its profitable Kitchen Collection® store format through refinement of its store formats and ongoing review of product offerings, merchandise mix, store displays and appearance, while continuing to evaluate and, as lease contracts permit, close underperforming and loss-generating stores. In the near term, KC expects to focus its growth on increasing the number of Kitchen Collection® stores, with store expansion expected to be focused on identifying the best outlet malls and positions. When adequate profit prospects are demonstrated at the Le Gourmet Chef® format, the company's expansion focus will shift to increasing the number of these stores as well.

NACCO AND OTHER

NACCO and Other includes the parent company operations and Bellaire Corporation ("Bellaire"), a non-operating subsidiary of NACCO.

FINANCIAL REVIEW

Operating Results

The results of operations at NACCO and Other were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2012	2011	2012	2011
Revenues	$—	$—	$—	$—
Operating loss	$(0.6)	$(0.9)	$(3.6)	$(4.5)
Other (income) expense	$0.4	$0.2	$1.5	$(56.3)
Income (loss) from continuing operations	$(1.1)	$(0.7)	$(4.2)	$33.0

Third Quarter of 2012 Compared with Third Quarter of 2011

NACCO and Other recognized an operating loss of $0.6 million in the third quarter of 2012 compared with $0.9 million in the third quarter of 2011 primarily due to higher management fees charged to subsidiaries and lower professional fees, partially offset by an increase in employee-related expenses during the third quarter of 2012 compared with the third quarter of 2011. NACCO and Other recognized a loss from continuing operations of $1.1 million in the third quarter of 2012 compared with $0.7 million in the third quarter of 2011 primarily due to favorable income tax expense and the factors affecting operating income (loss).

First Nine Months of 2012 Compared with First Nine Months of 2011

NACCO and Other recognized a net loss from continuing operations of $4.2 million in the first nine months of 2012 compared with net income from continuing operations of $33.0 million in the first nine months of 2011 primarily due to the settlement of the Applica litigation, as discussed in the Applica Transaction section below.

Hyster-Yale Spin-Off

On September 28, 2012, the Company completed the spin-off of Hyster-Yale, a former wholly owned subsidiary. To complete the spin-off, the Company distributed one share of Hyster-Yale Class A common stock and one share of Hyster-Yale Class B common stock to NACCO stockholders for each share of NACCO Class A common stock and Class B common stock they owned. As a result of the spin-off, the financial position, results of operations and cash flows of Hyster-Yale are reflected as discontinued operations for all periods presented through the date of the spin-off in the unaudited condensed consolidated financial statements.

In connection with the spin-off of Hyster-Yale, NACCO and Other recognized expenses of $2.6 million, $2.5 million after-tax, for the three months ended September 30, 2012 and $3.4 million, $3.0 million after-tax, for the nine months ended September 30, 2012, which are reflected as discontinued operations in the unaudited condensed consolidated financial statements.

In connection with the spin-off of Hyster-Yale, the Company and Hyster-Yale entered into a Transition Services Agreement ("TSA"). Under the terms of the TSA, the Company will obtain various services from Hyster-Yale and provide various services to Hyster-Yale on a transitional basis, as needed, for varying periods after the spin-off.

None of the transition services is expected to exceed one year. The Company or Hyster-Yale may extend the initial transition period for a period of up to three months for any service upon 30 days written notice to the other party prior to the initial termination date. The Company expects to pay net aggregate fees to Hyster-Yale of no more than $0.6 million over the initial term of the TSA.

In addition, the Company entered into an office services agreement pursuant to which Hyster-Yale will provide certain office services to NACCO under certain mutually agreed upon conditions. The fees the Company will pay to Hyster-Yale will be determined on an arm's-length basis. The Company expects to pay approximately $0.2 million annually to Hyster-Yale for these services. The office services agreement will have an initial term of one year and will automatically renew for additional one year periods until terminated by either the Company or Hyster-Yale.

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
Litigation costs related to the failed transaction with Applica were $2.8 million during the first nine months of 2011.

Management Fees

The parent company charges management fees to its operating subsidiaries for services provided by the parent company. The management fees are based upon estimated parent company resources devoted to providing centralized services and stewardship activities and are allocated among all subsidiaries based upon the relative size and complexity of each subsidiary. To determine the amounts and allocation of management fees among the subsidiaries each year, the parent company reviews the time employees devote to each operating subsidiary and the estimated costs for providing centralized services and stewardship activities. In addition, the parent company reviews the amount of management fees allocated to its operating subsidiaries each quarter to ensure the amount continues to be reasonable based on the actual costs incurred to date. The Company believes the allocation method is consistently applied and reasonable.

Following are the parent company management fees included in each subsidiary's selling, general and administrative expenses for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2012	2011	2012	2011
NACoal	$2.0	$1.2	$3.6	$3.5
HBB	$0.6	$0.8	$1.7	$2.7
KC	$0.1	$—	$0.2	$0.1

In addition, the parent company received management fees from Hyster-Yale of $3.1 million and $2.5 million for the three months ended September 30, 2012 and 2011, respectively, and $9.6 million and $7.5 million for the nine months ended September 30, 2012 and 2011, respectively. The parent company will no longer receive management fees or incur expenses related to providing centralized services and stewardship activities to Hyster-Yale due to the spin-off. The Company is currently evaluating the manner in which future management fees will be allocated among the remaining subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Although NACCO's subsidiaries have entered into substantial borrowing agreements, NACCO has not guaranteed any borrowings of its subsidiaries. The borrowing agreements at NACoal, HBB and KC allow for the payment to NACCO of dividends and advances under certain circumstances. Dividends (to the extent permitted by its subsidiaries' borrowing agreements), advances and management fees from its subsidiaries are the primary sources of cash for NACCO. NACoal is currently evaluating its capital structure following the acquisition of Reed in the third quarter of 2012, if NACoal decides to move toward a more conservative capital structure, future dividends to NACCO may be affected.

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

Capital Structure

NACCO's consolidated capital structure is presented below:

	SEPTEMBER 30 2012	DECEMBER 31 2011	Change
Cash and cash equivalents	$155.7	$153.7	$2.0
Other net tangible assets	277.0	528.2	(251.2)
Goodwill, coal supply agreement and other intangibles, net	79.4	57.9	21.5
Net assets	512.1	739.8	(227.7)
Total debt	(207.4)	(148.2)	(59.2)
Closed mine obligations, net of tax	(13.6)	(14.6)	1.0
Total equity	$291.1	$577.0	$(285.9)
Debt to total capitalization	42%	20%	22%

EFFECTS OF FOREIGN CURRENCY

HBB operates internationally and enters into transactions denominated in foreign currencies. As a result, the Company is subject to the variability that arises from exchange rate movements. The effects of foreign currency fluctuations on revenues, operating profit and net income at HBB are addressed in the previous discussions of operating results. See also Item 3, "Quantitative and Qualitative Disclosures About Market Risk,” in Part I of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
INTEREST RATE RISK
The Company's subsidiaries, NACoal, HBB and KC, have entered into certain financing arrangements that require interest payments based on floating interest rates. As such, the Company's financial results are subject to changes in the market rate of interest. To reduce the exposure to changes in the market rate of interest, the Company has entered into interest rate swap agreements for a significant portion of its floating rate financing arrangements. The Company does not enter into interest rate swap agreements for trading purposes. Terms of the interest rate swap agreements require the subsidiaries to receive a variable interest rate and pay a fixed interest rate. See also Note 5 to the unaudited condensed consolidated financial statements in this Form 10-Q.
In addition, NACoal has fixed rate debt arrangements. For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its liabilities. NACoal's fixed rate debt arrangements have a fair value based on Company estimates of $20.3 million at September 30, 2012. Assuming a hypothetical 10% decrease in the effective interest yield on this fixed rate debt, the fair value of this liability would increase by $0.1 million compared with the fair value of this liability at September 30, 2012. The fair value of the Company's interest rate swap agreements was a liability of $0.7 million at September 30, 2012. A hypothetical 10% decrease in interest rates would cause an increase in the fair value of interest rate swap agreements and the resulting fair value would be a liability of $0.8 million.
FOREIGN CURRENCY EXCHANGE RATE RISK
HBB operates internationally and enters into transactions denominated in foreign currencies. As such, their financial results are subject to the variability that arises from exchange rate movements. HBB uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts generally mature within twelve months and require HBB to buy or sell the functional currency in which the applicable subsidiary operates and buy U.S. dollars at rates agreed to at the inception of the contracts. The fair value of these contracts was a net liability of $0.1 million at September 30, 2012. See also Note 5 to the unaudited condensed consolidated financial statements in this Form 10-Q.
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. Assuming a hypothetical 10% weakening of the U.S. dollar compared with other foreign currencies at September 30, 2012, the fair value of foreign currency-sensitive financial instruments, which primarily represent forward foreign currency exchange contracts, would be increased by less than $0.1 million compared with its fair value at September 30, 2012. It is important to note that the change in fair value indicated in this sensitivity analysis would be somewhat offset by changes in the fair value of the underlying receivables and payables.

COMMODITY PRICE RISK
The Company uses certain commodities, including diesel fuel, resins and linerboard, in the normal course of its distribution and mining processes. As such, the cost of operations is subject to variability as the markets for these commodities change. The Company monitors these risks and, from time to time, enters into derivative contracts to hedge these risks. The Company does not currently have any such derivative contracts outstanding, nor does the Company have any significant purchase obligations to obtain fixed quantities of commodities in the future.
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

Changes in internal control over financial reporting: During the third quarter of 2012, other than changes resulting from the acquisition of Reed Minerals discussed below, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

On August 31, 2012, NACoal acquired Reed Minerals. The Company is currently in the process of integrating Reed's operations, processes and internal controls. See Note 12 for additional information regarding the acquisition.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
None

Item 1A    Risk Factors
No changes for HBB, KC, NACoal or General.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (1)
Month #1 (July 1 to 31, 2012)	—	—	30,851	$47,359,610
Month #2 (August 1 to 31, 2012)	—	—	30,851	$47,359,610
Month #3 (September 1 to 30, 2012)	—	—	30,851	$47,359,610
Total	—	—	30,851	$47,359,610

(1)
On November 8, 2011, the Company announced that the Company's Board of Directors approved the repurchase of up to $50 million of the Company's outstanding Class A common stock. The timing and amount of any repurchases will be determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives and market conditions for the Company's Class A common stock. The authorization for the repurchase program expires on December 31, 2012. The share repurchase program does not require the Company to acquire any specific number of shares. It may be modified, suspended, extended or terminated by the Company at any time without prior notice and may be executed through open market purchases, privately negotiated transactions or otherwise. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so. As of September 30, 2012, the Company had repurchased $2.7 million of Class A common stock under this program.

Item 3    Defaults Upon Senior Securities
None

Item 4    Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 filed with this Quarterly Report on Form 10-Q for the period ended September 30, 2012.

Item 5    Other Information
None

Item 6    Exhibits
Incorporated by reference to the Exhibit Index on page 43 of this Quarterly Report on Form 10-Q for the period ended September 30, 2012.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NACCO Industries, Inc. (Registrant)
Date:	November 1, 2012	/s/ J.C. Butler, Jr.
J.C. Butler, Jr.
Senior Vice President, Finance, Treasurer and Chief Administrative Officer (Principal Financial Officer)

Exhibit Index

Exhibit
Number*	Description of Exhibits

10.1
Share and Membership Interest Purchase Agreement by and among TRU Energy Services, LLC, as Buyer, the sellers party thereto, and the trustees and beneficiaries party thereto dated as of August 31, 2012 is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on September 5, 2012, Commission File Number 1-9172.

10.2
NACCO Industries, Inc. Executive Excess Retirement Plan (Effective as of September 28, 2012) is incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed by the Company on September 17, 2012, Commission File Number 1-9172).

10.3
Amendment No. 1 to The North American Coal Corporation Excess Retirement Plan (Effective January 1, 2008) is incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed by the Company on September 17, 2012, Commission File Number 1-9172).

10.4
The NACCO Industries, Inc. Annual Incentive Compensation Plan (Effective as of September 28, 2012), sponsored by NACCO Industries, Inc. is incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, filed by the Company on September 17, 2012, Commission File Number 1-9172).

10.5
Amendment No. 1 to the NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan (Amended and Restated Effective March 1, 2012) is incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, filed by the Company on September 17, 2012, Commission File Number 1-9172).

10.6
Form Award Agreement for the NACCO Industries, Inc. Supplemental Executive Long-Term Incentive Bonus Plan (Amended and Restated Effective March 1, 2012) is incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K, filed by the Company on September 17, 2012, Commission File Number 1-9172).

10.7	Separation Agreement, dated as of September 28, 2012, by and between NACCO Industries, Inc. and Hyster-Yale Materials Handling, Inc.**
10.8	Transition Services Agreement, dated as of September 28, 2012, by and among NACCO Industries, Inc. and Hyster-Yale Materials Handling, Inc.**
10.9	Tax Allocation Agreement, dated as of September 28, 2012, by and between NACCO Industries, Inc. and Hyster-Yale Materials Handling, Inc.**
10.10
Amended and Restated Stockholders' Agreement, dated as of September 28, 2012, among the signatories thereto, NACCO Industries, Inc., as depository, and NACCO Industries, Inc. is incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed by the Company on October 4, 2012, Commission File Number 1-9172.

10.11	Coteau Lignite Sales Agreement by and between The Coteau Properties Company and Dakota Coal Company, dated as of January 1, 1990.**+
10.12	First Amendment to Coteau Lignite Sales Agreement by and between The Coteau Properties Company and Dakota Coal Company, dated as of June 1, 1994.**+
10.13	Second Amendment to Coteau Lignite Sales Agreement by and between The Coteau Properties Company and Dakota Coal Company, dated as of January 1, 1997.**+
10.14	Option and Put Agreement by and among The North American Coal Corporation, Dakota Coal Company and the State of North Dakota, dated as of January 1, 1990.**
10.15	First Amendment to the Option and Put Agreement by and among The North American Coal Corporation, Dakota Coal Company and the State of North Dakota, dated as of June 1, 1994.**
10.16	Lignite Sales Agreement by and between Mississippi Lignite Mining Company and Choctaw Generation Limited Partnership, dated as of April 1, 1998.**+
10.17	Pay Scale Agreement by and between Mississippi Lignite Mining Company and Choctaw Generation Limited Partnership, dated as of September 29, 2005.**
10.18	Second Restatement of Coal Sales Agreement by and between The Falkirk Mining Company and Great River Energy, dated January 1, 2007.**+
10.19	Amendment No. 1 to Second Restatement of Coal Sales Agreement, by and between The Falkirk Mining Company and Great River Energy, dated as of January 21, 2011.**
10.20	Restatement of Option Agreement by and among The Falkirk Mining Company, Cooperative Power Association, United Power Association, and the State of North Dakota, dated as of January 1, 1997.**
10.21	Third Restatement of Lignite Mining Agreement by and between The Sabine Mining Company and Southwestern Electric Power Company, dated January 1, 2008.**+
10.22	Option Agreement by and among The North American Coal Corporation, Southwestern Electric Power Company and Longview National Bank, dated as of January 15, 1981.**
10.23	Addendum to option Agreement, by and among The North American Coal Corporation, Southwestern Electric Power Company and Longview National Bank, dated as of January 15, 1981.**
10.24	Amendment to Option Agreement, by and among The North American Coal Corporation, Southwestern Electric Power Company and Longview National Bank, dated as of December 2, 1996.**

10.25	Second Amendment to Option Agreement, by and among The North American Coal Corporation, Southwestern Electric Power Company and Regions Bank, dated as of January 1, 2008.**
10.26
Agreement by and among The North American Coal Corporation, Southwestern Electric Power Company, Texas Commerce Bank-Longview, Nortex Mining Company and the Sabine Mining Company, dated as of June 30, 1988.**

10.27	Credit Agreement, dated as of April 29, 2010, among The Kitchen Collection, Inc., the borrowers and guarantors thereto, Wells Fargo Retail Finance, LLC and the other lenders thereto.**
10.28
First Amendment to Credit Agreement, dated as of August 7, 2012, among The Kitchen Collection, LLC, as successor to The Kitchen Collection, Inc., the borrowers and guarantors thereto, Wells Fargo Bank, National Association, as successor to Wells Fargo Retail Finance, LLC, and the other lenders thereto.**

31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
31(i)(2)	Certification of J.C. Butler, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and J.C. Butler, Jr.
95	Mine Safety Disclosure Exhibit
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Numbered in accordance with Item 601 of Regulation S-K.
**    Filed herewith.
+    Confidential treatment requested for portions of this document. Portions for which confidential treatment is requested have been marked with three asterisks [***] and a footnote indicating "Confidential treatment requested". Material omitted has been filed separately with the Securities and Exchange Commission.