Form 10-Q/A
period 2012-09-30
NACCO INDUSTRIES INC
filed 2012-11-05
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 _______________________________________________________________________________________________________________________________________________________________________________________________________
Amendment No. 1 TO
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

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 (this “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012 (the “Initial Report”) to include Exhibit 10.29, which was omitted from the Initial Report. This Amendment No. 1 also includes an updated exhibit list and currently dated certifications required by the Sarbanes-Oxley Act of 2002 filed as Exhibits 31(i)(1), 31(i)(2) and 32 hereto. This Amendment No. 1 does not change the Company's previously reported consolidated financial statements or make any other changes to the Initial Report and should be read in conjunction with the Initial Report. The Company has not updated the disclosures contained in the Initial Report to reflect any events that have occurred after the filing date of the Initial Report.

Item 6 - Exhibits

Incorporated by reference to the Exhibit Index following the signature page to this Amendment No. 1 which is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NACCO Industries, Inc. (Registrant)
Date:	November 5, 2012	/s/ J.C. Butler, Jr.
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

10.2
NACCO Industries, Inc. Executive Excess Retirement Plan (Effective as of September 28, 2012) is incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed by the Company on September 17, 2012, Commission File Number 1-9172.

10.3
Amendment No. 1 to The North American Coal Corporation Excess Retirement Plan (Effective January 1, 2008) is incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed by the Company on September 17, 2012, Commission File Number 1-9172.

10.4
The NACCO Industries, Inc. Annual Incentive Compensation Plan (Effective as of September 28, 2012), sponsored by NACCO Industries, Inc. is incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, filed by the Company on September 17, 2012, Commission File Number 1-9172.

10.5
Amendment No. 1 to the NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan (Amended and Restated Effective March 1, 2012) is incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, filed by the Company on September 17, 2012, Commission File Number 1-9172.

10.6
Form Award Agreement for the NACCO Industries, Inc. Supplemental Executive Long-Term Incentive Bonus Plan (Amended and Restated Effective March 1, 2012) is incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K, filed by the Company on September 17, 2012, Commission File Number 1-9172.

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

10.29	Consent and Agreement by and among Mississippi Lignite Mining Company, Choctaw Generation Limited Partnership, SE Choctaw L.L.C. and Citibank, N.A., dated December 20, 2002.
31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
31(i)(2)	Certification of J.C. Butler, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and J.C. Butler, Jr.
95	Mine Safety Disclosure Exhibit**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*    Numbered in accordance with Item 601 of Regulation S-K.
**    Previously filed.
***    Previously furnished.
+    Confidential treatment requested for portions of this document. Portions for which confidential treatment is requested have been marked with three asterisks [***] and a footnote indicating "Confidential treatment requested". Material omitted has been filed separately with the Securities and Exchange Commission.