Form 10-K
period 2012-12-31
NACCO INDUSTRIES INC
filed 2013-03-06
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-9172
NACCO INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	34-1505819 (I.R.S. Employer Identification No.)

5875 Landerbrook Drive, Suite 220, Cleveland, Ohio (Address of principal executive offices)	44124-4069 (Zip Code)
Registrant's telephone number, including area code: (440) 229-5151

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, Par Value $1.00 Per Share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
     YES ☐    NO ☑
Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of June 30, 2012 (the last business day of the registrant's most recently completed second fiscal quarter): $674,878,564
Number of shares of Class A Common Stock outstanding at March 1, 2013: 6,825,512
Number of shares of Class B Common Stock outstanding at March 1, 2013: 1,582,285
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2013 annual meeting of stockholders are incorporated herein by reference in Part III of this Form 10-K.

1

NACCO INDUSTRIES, INC.

2

PART I
Item 1. BUSINESS
General
NACCO Industries, Inc. (“NACCO” or the “Company”) is a holding company with the following principal businesses: mining, small appliances and specialty retail.
(a)North American Coal. The Company’s wholly owned subsidiary, The North American Coal Corporation and its affiliated companies (collectively, “NACoal”), mine and market steam and metallurgical coal for use in power generation and steel production and provide selected value-added mining services for other natural resources companies.
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
Additional information relating to financial and operating data on a segment basis (including NACCO and Other) and by geographic region is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II of this Form 10-K and in Note 16 to the Consolidated Financial Statements contained in this Form 10-K.
NACCO was incorporated as a Delaware corporation in 1986 in connection with the formation of a holding company structure for a predecessor corporation organized in 1913. As of January 31, 2013, the Company and its subsidiaries had approximately 3,900 employees, including approximately 1,300 employees at the Company’s unconsolidated mines.
The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports available, free of charge, through its website, www.nacco.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).
Significant Events

On October 10, 2012, NACoal entered into a Lignite Sales Agreement (the “LSA”) with Otter Tail Power Company (“OTP”), a wholly owned subsidiary of Otter Tail Corporation, and with OTP's co-owners in the Coyote Station baseload generation plant, Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc., Northern Municipal Power Agency and NorthWestern Corporation. Under the LSA, NACoal will develop a lignite mine in Mercer County, North Dakota and deliver to the Coyote Station co-owners, as an exclusive supplier, the annual fuel requirements of the Coyote Station plant (expected to be approximately 2.5 million tons annually) starting in 2016.

On September 28, 2012, the Company spun-off Hyster-Yale Materials Handling, Inc. ("Hyster-Yale"), a former subsidiary. To complete the spin-off, the Company distributed one share of Hyster-Yale Class A common stock and one share of Hyster-Yale Class B common stock to NACCO stockholders for each share of NACCO Class A common stock or Class B common stock owned. In accordance with the applicable authoritative accounting guidance, the Company accounted for the spin-off based on the carrying value of Hyster-Yale.

On August 31, 2012, NACoal acquired, through a wholly owned subsidiary, four related companies - Reed Minerals, Inc., Reed Hauling Inc., C&H Mining Company, Inc. and Reed Management, LLC - from members of and entities controlled by the Reed family. These companies, known as Reed Minerals, are based in Jasper, Alabama and are involved in the mining of steam and metallurgical coal. The results of Reed Minerals operations have been included in the Company's consolidated financial statements since August 31, 2012.

During 2012, NACoal recognized a gain of $3.5 million from the sale of land and a $3.3 million gain for the sale of a dragline.

In 2011, the Company announced that the Company's Board of Directors approved the repurchase of up to $50 million of the Company's outstanding Class A common stock. The authorization for the repurchase program originally expired on December 31, 2012; however, in November 2012 the Company's Board of Directors approved an extension of the stock repurchase program through December 31, 2013. As of December 31, 2012, the Company had repurchased $5.3 million of Class A common stock under this program.

In 2006, the Company initiated litigation in the Delaware Chancery Court against Applica Incorporated ("Applica") and individuals and entities affiliated with Applica's shareholder, Harbinger Capital Partners Master Fund, Ltd. The litigation alleged a number of contract and tort claims against the defendants related to the Company's failed transaction with Applica, which had been previously announced. On February 14, 2011, the parties to this litigation entered into a settlement agreement. The settlement agreement provided for, among other things, the payment of $60 million to the Company and dismissal of the lawsuit with prejudice. The payment was received in February 2011. Litigation costs related to this matter were $2.8 million and $18.8 million in 2011 and 2010, respectively.

A. North American Coal
General
NACoal mines and markets steam and metallurgical coal for use in power generation and steel production and provides selected value-added mining services for other natural resources companies. Coal is surface mined from NACoal's developed mines in North Dakota, Texas, Mississippi, Louisiana and Alabama. Total coal reserves approximate 2.2 billion tons (including the unconsolidated mining operations) with approximately 1.1 billion tons committed to customers pursuant to long-term contracts. NACoal has two consolidated mining operations: Mississippi Lignite Mining Company (“MLMC”) and Reed Minerals, Inc. ("Reed Minerals"). NACoal has ten unconsolidated subsidiaries: The Coteau Properties Company (“Coteau”), The Falkirk Mining Company (“Falkirk”), The Sabine Mining Company (“Sabine”), Demery Resources Company, LLC (“Demery”), Caddo Creek Resources Company, LLC (“Caddo Creek”), Coyote Creek Mining Company, LLC (“Coyote Creek”), Camino Real Fuels, LLC (“Camino Real”), Liberty Fuels Company, LLC (“Liberty”), NoDak Energy Services, LLC ("NoDak") and North American Coal Corporation India Private Limited (“NACC India”). Caddo Creek, Coyote Creek, Camino Real and Liberty are in the development stage and do not currently mine or deliver coal. NACoal also provides dragline mining services for independently owned limerock quarries in Florida.
The contracts with the customers of the ten unconsolidated subsidiaries provide for reimbursement to the Company at a price based on actual costs plus an agreed pre-tax profit per ton of coal sold or actual costs plus a management fee.
At December 31, 2012, NACoal's operating mines consisted both of mines where the reserves were acquired (whether in fee or through leases) and developed by NACoal, as well as mines where reserves are owned or leased by the customers of the mines and developed by NACoal. It is currently contemplated that the reported reserves will be mined within the term of the majority of the leases for each of the mines. In the future, if any of the leases are projected to expire before mining operations can commence, it is currently expected that each such lease would be amended to extend the term or new leases would be negotiated. NACoal expects coal mined pursuant to these leases will be available to meet production requirements.
The majority of NACoal's revenues is generated from its consolidated mining operations and dragline mining services. MLMC's customer, Choctaw Generation Limited Partnership, accounted for approximately 56%, 77% and 49% of NACoal's revenues for the years ended December 31, 2012, 2011 and 2010, respectively. NACoal's former customer, San Miguel Electric Cooperative, accounted for approximately 29% of NACoal's revenues for the year ended December 31, 2010. NACoal's contract with San Miguel Electric Cooperative expired December 31, 2010.
Sales, Marketing and Operations
The principal coal customers of NACoal are electric utilities, an independent power provider and a synfuels plant. Reed Minerals also sells coal to coke processing plants, cement plants and coal brokers in Alabama. The distribution of coal sales, including sales from the unconsolidated mines, in the last five years has been as follows:

	Distribution
	Synfuels Plant	Other
2012	21%	79%
2011	22%	78%
2010	18%	82%
2009	18%	82%
2008	18%	82%

The total coal severed by mine (in millions of tons) for the three years ended December 31 and the weighted average prices per ton delivered for the three years ended December 31 are as follows:

	2012	2011	2010
Unconsolidated Mines
Freedom	13.0	13.6	14.6
Falkirk	7.9	7.5	7.6
South Hallsville No. 1	4.2	4.0	4.6
Other	0.1	—	—
Consolidated Mines
Red Hills	3.0	2.8	4.0
Reed Minerals (1)	0.3	—	—
San Miguel	—	—	3.3
Total tons severed	28.5	27.9	34.1
Price per ton delivered	$22.60	$20.06	$17.52

(1) The results of Reed Minerals operations have been included in the Company's consolidated financial statements since NACoal acquired Reed Minerals on August 31, 2012.
The contracts under which certain of the unconsolidated mines operate provide that, under certain conditions of default, the customer(s) involved may elect to acquire the assets (subject to the liabilities) or the capital stock of the subsidiary for an amount effectively equal to book value. NACoal does not know of any conditions of default that currently exist. In one case, the customer may elect to acquire the stock of the subsidiary upon a specified notice period without regard to default, in exchange for certain payments on coal mined thereafter. NACoal does not know of any current intention of any customer to acquire the stock of a subsidiary or terminate a contract for convenience. In addition, the contracts under which certain of the unconsolidated mines operate provide that, under certain conditions of default or termination by the customer, the subsidiaries have the right to acquire certain or all of the assets of the mines under the same terms as a third-party purchaser.

The location, mine type, reserve data, coal quality characteristics, customer, sales tonnage and contract expiration date for the mines operated by NACoal in 2012 were as follows:

COAL MINING OPERATIONS ON AN “AS RECEIVED” BASIS

		2012							2011
		Proven and Probable Reserves (a)(b)
		Committed Under Contract	Uncommitted	Total	Tons Delivered (Millions)		Owned Reserves (%)	Leased Reserves (%)	Total Committed and Uncommitted (Millions of Tons)	Tons Delivered (Millions)	Contract Expires
Mine/Reserve	Type of Mine	(Millions of Tons)
Unconsolidated Mines
Freedom Mine (c)	Surface Lignite	526.9	—	526.9	13.1		2%	98%	549.5	13.5	2017	(d)
Falkirk Mine (c)	Surface Lignite	427.2	—	427.2	8.0		1%	99%	435.8	7.5	2045
South Hallsville No. 1 Mine (c)	Surface Lignite	(e)	(e)	(e)	3.8		(e)	(e)	(e)	4.2	2035
Five Forks Mine (c)	Surface Lignite	(e)	(e)	(e)	0.1		(e)	(e)	(e)	—	2030
Marshall Mine (c)	Surface Lignite	(e)	(e)	(e)	(f)		(e)	(e)	(e)	(f)	2043
Eagle Pass Mine (c)	Surface Sub-bituminous	(e)	(e)	(e)	(f)		(e)	(e)	(e)	(f)	2017
Liberty Mine (c)	Surface Lignite	(e)	(e)	(e)	(g)		(e)	(e)	(e)	(g)	2054	(h)
Coyote Creek Mine (c)	Surface Lignite	57.8	—	57.8	(i)		0%	100%	—	—	2040
Consolidated Mines
Reed Minerals Mines	Surface Bituminous	3.6	25.7	29.3	0.3	(l)	0%	100%	—	—	(j)
Red Hills Mine	Surface Lignite	123.4	101.3	224.7	3.1		32%	68%	226.9	2.7	2032
Total Developed		1,138.9	127.0	1,265.9	28.4				1,212.2	27.9
Undeveloped Mines
North Dakota	—	—	483.9	483.9	—		0%	100%	594.1	—	—
Texas	—	—	225.6	225.6	—		54%	46%	226.2	—	—
Eastern (k)	—	—	28.2	28.2	—		100%	0%	28.7	—	—
Mississippi	—	—	187.8	187.8	—		0%	100%	211.9	—	—
Total Undeveloped		—	925.5	925.5					1,060.9
Total Developed/Undeveloped		1,138.9	1,052.5	2,191.4					2,273.1

					Average Coal Quality (As received)
Mine/Reserve	Type of Mine	Coal Formation or Coal Seam(s)	Average Seam Thickness (feet)	Average Depth (feet)	BTUs/lb	Sulfur (%)	Ash (%)	Moisture (%)
Unconsolidated Mines
Freedom Mine (c)	Surface Lignite	Beulah-Zap Seam	18	130	6,700	0.90%	9%	36%
Falkirk Mine (c)	Surface Lignite	Hagel A&B, Tavis Creek Seams	8	60	6,200	0.60%	11%	38%
South Hallsville No. 1 Mine (c)	Surface Lignite	(e)	(e)	(e)	(e)	(e)	(e)	(e)
Five Forks Mine (c)	Surface Lignite	(e)	(e)	(e)	(e)	(e)	(e)	(e)
Marshall Mine (c)	Surface Lignite	(e)	(e)	(e)	(e)	(e)	(e)	(e)
Eagle Pass Mine (c)	Surface Sub-bituminous	(e)	(e)	(e)	(e)	(e)	(e)	(e)
Liberty Mine (c)	Surface Lignite	(e)	(e)	(e)	(e)	(e)	(e)	(e)
Coyote Creek Mine (c)	Surface Lignite	Beulah-Zap Seam	10	95	6,900	0.98%	8%	36%
Consolidated Mines
Reed Minerals Mines	Surface Bituminous	Black Creek, C1, C2, C3, New Castle, Mary Lee, Jefferson, American, Nickel Plate, Pratt Seams	1.44	178	13,226	2.32%	10%	3%
Red Hills Mine	Surface Lignite	C, D, E, F, G, H Seams	3.6	150	5,200	0.60%	14%	43%
Undeveloped Mines
North Dakota	—	Fort Union Formation	13	130	6,500	0.8%	8%	38%
Texas	—	Wilcox Formation	5	120	6,800	1.0%	16%	30%
Eastern (k)	—	Freeport & Kittanning Seams	4	400	12,070	3.3%	12%	3%
Mississippi	—	Wilcox Formation	5	130	5,200	0.6%	13%	44%

(a)
Committed and uncommitted tons represent in-place estimates. The projected extraction loss is approximately 10% of the proven and probable reserves, except with respect to the Eastern Undeveloped Mines, in which case the projected extraction loss is approximately 30% of the proven and probable reserves.

(b)
NACoal’s reserve estimates are generally based on the entire drill hole database for each reserve, which was used to develop a geologic computer model using a 200 foot grid and inverse distance to the second power as an interpolator. As such, all reserves are considered proven (measured) within NACoal’s reserve estimate. None of NACoal’s coal reserves have been reviewed by independent experts.

(c)	The contracts for these mines require the customer to cover the cost of the ongoing replacement and upkeep of the plant and equipment of the mine.

(d)	Although the term of the existing coal sales agreement terminates in 2017, the term may be extended for four additional periods of five years, or until 2037, at the option of Coteau.

(e)	The reserves are owned and controlled by the customer and, therefore, have not been listed in the table.

(f)	The contracts for development of these mines were executed during 2009, and no sales occurred during 2012 or 2011.

(g)	The contract for development of this mine was executed during 2010, and no sales occurred during 2012 or 2011.

(h)	The term of this contract is 40 years commencing the year of commercial deliveries which is anticipated to occur during 2014.

(i)	The contract for development of this mine was executed during 2012, and no sales occurred during 2012.

(j)	The majority of the coal produced is sold to a single customer under contract until 2020. The remaining coal generally is sold to customers under one year contracts.

(k)
The proven and probable reserves included in the table do not include coal that is leased to others. NACoal had 78.4 million tons and 79.5 million tons in 2012 and 2011, respectively, of Eastern Undeveloped Mines with leased coal committed under contract.

(l)	The tons delivered only includes the period of NACoal ownership of Reed Minerals from August 31, 2012 through December 31, 2012.

NorthAmerican Coal Corporation

Locations of Operations

Coyote Creek Mine
Falkirk Mine
Freedom Mine
South Hallsville No.1 Mine
Marshall Mine
Red Hills Mine
NorthAmerican Coal Corporation Corporate Office
Reed Minerals Mines
Liberty Mine
Florida Dragline Operations
Eagle Pass Mine
Five Forks Mine

Unconsolidated Mines
Freedom Mine — The Coteau Properties Company
The Freedom Mine, operated by Coteau, is located approximately 90 miles northwest of Bismarck, North Dakota. The main entrance to the Freedom Mine is accessed by means of a paved road and is located on County Road 15. Coteau holds 287 leases granting the right to mine approximately 36,546 acres of coal interests and the right to utilize approximately 24,745 acres of surface interests. In addition, Coteau owns in fee 30,548 acres of surface interests and 4,345 acres of coal interests. Substantially all of the leases held by Coteau were acquired in the early 1970s and have been replaced with new leases or have lease terms for a period sufficient to meet Coteau’s contractual production requirements.
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
Falkirk Mine — The Falkirk Mining Company
The Falkirk Mine, operated by Falkirk, is located approximately 50 miles north of Bismarck, North Dakota on a paved access road off U.S. Highway 83. Falkirk holds 304 leases granting the right to mine approximately 47,501 acres of coal interests and the right to utilize approximately 28,209 acres of surface interests. In addition, Falkirk owns in fee 37,826 acres of surface interests and 1,270 acres of coal interests. Substantially all of the leases held by Falkirk were acquired in the early 1970s with initial terms that have been further extended by the continuation of mining operations.
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
Five Forks Mine — Demery Resources Company, LLC
The Five Forks Mine, operated by Demery, is located approximately three miles north of Creston, Louisiana on State Highway 153. Access to the Five Forks Mine is by means of a gravel road. Demery commenced delivering coal to its customer in 2012 and is expected to increase production beginning in 2013, with expected full production levels reached in late 2015 or 2016. Demery has no title, claim, lease or option to acquire any of the reserves at the Five Forks Mine. Demery's customer, Five Forks Mining, LLC, will control all of the reserves within the Five Forks Mine.

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
Coyote Creek Mine - Coyote Creek Mining Company, LLC

The Coyote Creek Mine, to be operated by Coyote Creek, is in the development stage and is located approximately 70 miles northwest of Bismarck, North Dakota. The main entrance to the Coyote Creek Mine is accessed by means of a four-mile graveled road extending west off of State Highway 49. Coyote Creek will hold a sublease to 71 leases granting the right to mine approximately 5,758 acres of coal interests and the right to utilize approximately 13,568 acres of surface interests. Substantially all of these leases were acquired during the years 2010 through 2012 and have lease terms for a period sufficient to meet Coyote Creek's contractual production requirements.

In May 2016, the Coyote Creek Mine is expected to begin coal deliveries to the Coyote Station owned by Otter Tail Power Company, Northern Municipal Power Agency, Montana-Dakota Utilities Company and Northwestern Corporation.

The reserves are located in Mercer County, North Dakota, starting approximately six miles southwest of Beulah, North Dakota. The center of the basin is located near the city of Williston, North Dakota, approximately 110 miles northwest of the Coyote Creek Mine. The economically mineable coal in the reserve occurs in the Sentinel Butte Formation, and is overlain by the Coleharbor Formation. The Coleharbor Formation unconformably overlies the Sentinel Butte Formation. It includes all of the unconsolidated sediments resulting from deposition during glacial and interglacial periods. Lithologic types include gravel, sand silt, clay and till. The modified glacial channels are in-filled with gravels, sands, silts and clays overlain by till. The coarser gravel and sand beds are generally limited to near the bottom of the channel fill. The general stratigraphic sequence in the upland portions of the reserve area consists of till, silty sands and clayey silts.
Consolidated Mines
Reed Minerals Mines
Reed Minerals operating mines are located about 12 miles east and southeast of the city of Jasper in Walker County, Alabama and about 20 miles southeast of the city of Jasper in Jefferson County, Alabama. The main entrances to the Walker County, Alabama operating mines are accessed by means of a half-mile graveled road extending south off Sipsey Road and a half-mile graveled road extending west off Cordova Gorgas Road. The main entrance to the Jefferson County, Alabama operating mine is accessed by means of a one-mile paved section of Short Creek Road extending south off Porter Road. The mining rights to the reserves within the Reed Minerals operating mines are controlled by Reed Minerals. The Reed Minerals operating mines produce about 900,000 tons per year which are sold to several customers in Alabama.
Structurally, the reserves for the Reed Minerals operating mines are located within the Warrior Coal Basin. The strata which underlies and outcrops in this region is of the Pottsville Formation of the Pennsylvanian Age. The Warrior Basin is the southernmost of a series of Pennsylvanian basins of the Appalachian Plateau. The Pottsville Formation in this area consists of thin to thick bedded sandstones, siltstones, shales, clays and coal seams. This sequence of clastic sediments is representative of a deltaic depositional environment. Structurally, the Warrior Basin is formed by a large gentle syncline that extends from north-central Mississippi in the west to north-central Alabama in the east. The syncline is tilted southwestward with a regional dip of 30 to 200 feet per mile. Toward the interior of the Warrior Basin, the regional southwest dip of Pottsville strata is modified by a series of three synclines and two anticlines. Of these, the major structural areas are the Warrior and Coalburg synclines, and the Sequatchie anticline. The fold axes are parallel to the Appalachian system in a northeast-southwest direction and plunge to the southwest with the regional dip.
Red Hills Mine — Mississippi Lignite Mining Company
The Red Hills Mine, operated by MLMC, is located approximately 120 miles northeast of Jackson, Mississippi. The entrance to the mine is by means of a paved road located approximately one mile west of Highway 9. MLMC holds 126 leases granting the right to mine approximately 7,274 acres of coal interests and the right to utilize approximately 6,964 acres of surface interests. In addition, MLMC owns in fee 3,097 acres of surface interests and 2,585 acres of coal interests. Substantially all of the leases held by MLMC were acquired during the mid-1970s to the early 1980s with terms totaling 50 years, many of which can be further extended by the continuation of mining operations.
The Red Hills Mine generally produces approximately 3 million to 4 million tons of lignite coal annually for use at the Red Hills Power Plant. The mine started delivering coal in 2000.
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
North American Coal Royalty Company
No operating mines currently exist on the undeveloped reserves in North Dakota, Texas and Mississippi. North American Coal Royalty Company does receive certain royalty payments from unrelated third parties for production or advance royalty payments for oil and gas, as well as for coal reserves located in Ohio, Pennsylvania, North Dakota, Louisiana and Texas.
General Information about the Mines
Leases. The leases held by Coteau, Falkirk and MLMC have a variety of continuation provisions, but generally they permit the leases to be continued beyond their fixed terms. Under the terms of the leases held by these companies, each respective company expects that coal mined pursuant to its leases will be available to meet its production requirements. Reed Minerals holds the mining rights to the reserves within their mines through leases and licenses from the coal and surface owners.
Previous Operators. There were no previous operators of the Freedom Mine, Falkirk Mine, South Hallsville No. 1 Mine, Five Forks Mine or Red Hills Mine. Reed Minerals operates mines under which third-party surface and underground mine operators may have operated in the past.
Exploration and Development. The Freedom Mine, Falkirk Mine, South Hallsville No. 1 Mine, Red Hills Mine and the Reed Minerals operating mines are well past the exploration stage and are in production. Additional pit development is underway at each mine. Drilling programs are routinely conducted for the purpose of refining guidance related to ongoing operations. For example, at the Red Hills Mine, the lignite coal reserve has been defined by a drilling program that is designed to provide 500-foot spaced drill holes for areas anticipated to be mined within six years of the current pit. Drilling beyond the six-year horizon ranges from 1,000 to 2,000-foot centers. Drilling is conducted every other year to stay current with the advance of mining operations. The Five Forks Mine commenced delivering coal to its customer in 2012 and is expected to increase production beginning in 2013, with expected full production levels reached in late 2015 or 2016. Caddo Creek, Camino Real, Coyote Creek and Liberty are in the mine planning and design phase. Geological evaluation is in process at all four locations.

Facilities and Equipment. The facilities and equipment for each of the mines are maintained to allow for safe and efficient operation. The equipment is well maintained, in good physical condition and is either updated or replaced periodically with the latest models or upgrades available to keep up with modern technology. As equipment wears out, the mines evaluate what replacement option will be the most cost efficient, including the evaluation of both new and used equipment, and proceed with that replacement. The majority of electrical power for the draglines, shovels, coal crushers, coal conveyors and facilities generally is provided by the utility customer for the applicable mine. Electrical power for the Sabine facilities is provided by Upshur Rural Electric Co-op. Electrical power for the Sabine draglines is provided by the Pirkey Power Plant. Electrical power for a Reed Minerals dragline expected to be placed in service in 2013 is expected to be provided by Alabama Power Company. The remainder of the equipment generally is powered by diesel or gasoline.

The total cost of the property, plant and equipment, net of applicable accumulated amortization and depreciation as of December 31, 2012 is set forth in the chart below.

Mine	Total Historical Cost of Mine Property, Plant and Equipment (excluding Coal Lands, Real Estate and Construction in Progress), Net of Applicable Accumulated Amortization and Depreciation
(in millions)
Unconsolidated Mining Operations
Freedom Mine — The Coteau Properties Company	$173.6
Falkirk Mine — The Falkirk Mining Company	$118.4
South Hallsville No. 1 Mine — The Sabine Mining Company	$214.4
Five Forks Mine — Demery Resources Company, LLC	$—
Marshall Mine — Caddo Creek Resources Company, LLC	$—
Eagle Pass Mine — Camino Real Fuels, LLC	$—
Liberty Mine — Liberty Fuels, LLC	$20.5
Coyote Creek Mine — Coyote Creek Mining, LLC	$22.8
Consolidated Mining Operations
Red Hills Mine — Mississippi Lignite Mining Company	$43.5
Reed Minerals — The North American Coal Corporation	$31.4
Florida Dragline Operations — The North American Coal Corporation	$2.7
Predominantly all of Demery, Caddo Creek and Camino Real's machinery and equipment is owned by NACoal’s customers. A substantial portion of MLMC’s and Reed Minerals' machinery, trucks and equipment is rented under operating leases. All other draglines were purchased used and have been or are expected to be updated with the latest technology.

Government Regulation
NACoal’s coal mining operations and dragline mining services are subject to various federal, state and local laws and regulations on matters such as employee health and safety, and certain environmental laws relating to, among others, the reclamation and restoration of properties after mining operations, air pollution, water pollution, the disposal of wastes and effects on groundwater. In addition, the electric utility industry is subject to extensive regulation regarding the environmental impact of its power generation activities that could affect demand for coal from NACoal’s coal mining operations.
Numerous governmental permits and approvals are required for coal mining operations. NACoal or one of its subsidiaries holds or will hold the necessary permits at all of NACoal’s coal mining operations except Demery and Camino Real, where NACoal’s customers hold or will hold the permits, and Reed Minerals, where a coal reserve owner and a contract miner hold certain permits. The Company believes, based upon present information provided to it by these third party mine permit holders, that these third parties have or will have all environmental permits necessary for NACoal to operate Reed Minerals, Demery and Camino Real; however, the Company cannot be certain that NACoal’s customers will be able to obtain and/or maintain all such permits in the future.
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
Surface Mining Control and Reclamation Act
SMCRA establishes mining, environmental protection and reclamation standards for all aspects of surface coal mining operations. Where state regulatory agencies have adopted federal mining programs under SMCRA, the state becomes the primary regulatory authority. All of the states where NACoal has active coal mining operations have achieved primary control of enforcement through federal authorization.
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
The Abandoned Mine Land Fund, which is part of SMCRA, imposes a fee on all current lignite coal mining operations. The proceeds are used principally to reclaim mine lands closed prior to 1977. In addition, the Abandoned Mine Land Fund also makes transfers annually to the United Mine Workers of America Combined Benefit Fund (the “Fund”), which provides health care benefits to retired coal miners who are beneficiaries of the Fund. The fee was $0.09 per ton on lignite coal produced and $0.315 per ton on other surface-mined coal from prior to 2010 through September 30, 2012. As of October 1, 2012, the fee is currently $0.08 per ton on lignite coal produced and $0.28 per ton on other surface-mined coal.
SMCRA establishes operational, reclamation and closure standards for surface coal mines. The Company accrues for the costs of current mine disturbance and final mine closure, including the cost of treating mine water discharges, where necessary. These obligations are unfunded with the exception of the final mine closure costs for the Coyote Creek Mine, which will be funded throughout the production stage.
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
States are required to submit to the EPA revisions to their state implementation plans ("SIPs") that demonstrate the manner in which the states will attain national ambient air quality standards ("NAAQS") every time a NAAQS is issued or revised by the EPA. The EPA has adopted NAAQS for several pollutants, which it continues to periodically review for revisions. When the EPA adopts new, more stringent NAAQS for a pollutant, some states have to change their existing SIPs. If a state fails to revise its SIP and obtain EPA approval, the EPA may adopt regulations to effect the revision. Coal mining operations and coal-fired power plants that emit particulate matter or other specified material are, therefore, affected by changes in the SIPs. Through this process over the last few years, the EPA has reduced the NAAQS for particulate matter, ozone, and nitrogen oxides. NACoal’s coal mining operations and utility customers may be directly affected when the revisions to the SIPs are made and incorporate new NAAQS for sulfur dioxide, nitrogen oxides, ozone and particulate matter. In response to a court remand of earlier rules to control the regional transport of sulfur dioxide and nitrogen oxides from coal-fired power plants and their impacts of downwind NAAQS areas, in mid-2011, the EPA finalized the Cross-State Air Pollution Rule ("CSAPR") to address interstate transport of pollutants. This affects states in the eastern half of the United States, including Texas. This rule imposes additional emission restrictions on coal-fired power plants to attain ozone and fine particulate NAAQS. On August 21, 2012 the U.S. Court of Appeals stuck down the CSAPR rule, effectively eliminating the new additional emission restrictions.
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
NACoal’s utility customers must incur substantial costs to control emissions to meet all of the CAA requirements, including the new requirements under MATS and the EPA's regional haze program. These costs could raise the price of coal-generated electricity, making coal-fired power less competitive with other sources of electricity, thereby reducing demand for coal. In addition, NACoal's utility customers may choose to close coal-fired generation units or to postpone or cancel plans to add new capacity, in light of not only these costs, but also of the adequacy of the time mandated for compliance with the new requirements and the prospects of the imposition of additional future requirements on emissions from coal-fired units. If NACoal cannot offset the cost to control mercury, acid gas and fine particulate emissions by lowering the costs of delivery of its coal on an energy equivalent basis or if NACoal's customers elect to close coal-fired units, the Company’s business, financial condition and results of operations could be materially adversely affected.

Global climate change continues to attract considerable public and scientific attention and a considerable amount of legislative and regulatory attention in the United States. The United States Congress is considering climate change legislation that would reduce greenhouse gas (“GHG”) emissions, particularly from coal combustion by power plants. The EPA has promulgated regulations to control GHG under the CAA without new legislation. Enactment of laws and passage of regulations regarding GHG emissions by the United States or some of its states, or other actions to limit carbon dioxide emissions, such as opposition by environmental groups to expansion or modification of coal-fired power plants, could result in electric generators switching from coal to other fuel sources.
The United States Congress continues to consider a variety of proposals to reduce GHG emissions from the combustion of coal and other fuels. These proposals include emission taxes, emission reductions, including “cap-and-trade” programs, and mandates or incentives to generate electricity by using renewable resources, such as wind or solar power. Some states have established programs to reduce GHG emissions.
The EPA has begun to establish a GHG regulation program under the CAA by issuing a finding that the emission of six GHG, including carbon dioxide and methane, may reasonably be anticipated to endanger public health and welfare. On June 26, 2012 the U.S. Court of Appeals upheld this finding. Based on this finding, the EPA published a New Source Performance Standard for greenhouse gases, emitted from future new power plants, in 2012. The EPA is contemplating establishing greenhouse gas limits for existing power plants. This could impact coal-fired power plants and reduce the demand for coal.
The United States has not implemented the 1992 Framework Convention on Global Climate Change (“Kyoto Protocol”), which became effective for many countries on February 16, 2005. The Kyoto Protocol was intended to limit or reduce emissions of GHG, such as carbon dioxide. The United States has not ratified the emission targets of the Kyoto Protocol or any other GHG agreement. Because the first Protocol commitment period ended in 2012, an amendment to extend the Kyoto Protocol was adopted in Doha, Qatar on December 8, 2012. The United States is not a signatory to the amendment. Even though the United States has not accepted these international GHG limiting treaties nor has it enacted domestic legislation to control GHG, numerous lawsuits and regulatory actions have been undertaken by states and environmental groups to try to force controls on the emission of carbon dioxide; or to prevent the construction of new coal-fired power plants. The implementation by the United States of an international agreement, the regulations promulgated to date by the EPA with respect to GHG emissions or the adoption of legislation to control GHG emissions, could have a materially adverse effect on the Company’s business, financial condition and results of operations.

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
Bellaire Corporation, a wholly owned non-operating subsidiary of the Company (“Bellaire”), is treating mine water drainage from coal refuse piles associated with two former underground coal mines in Ohio and one former underground coal mine in Pennsylvania, and is treating mine water from a former underground coal mine in Pennsylvania. Bellaire anticipates that it will need to continue these activities indefinitely and has accrued a liability of $16.4 million as of December 31, 2012 related to these matters.

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

Bellaire agreed to initially fund the Trust with approximately $5.0 million. Bellaire funded $2.5 million upon execution of the Consent and the remaining amount was funded in 2011.
Resource Conservation and Recovery Act
The Resource Conservation and Recovery Act ("RCRA") affects coal mining operations by establishing requirements for the treatment, storage and disposal of wastes, including hazardous wastes. Coal mine wastes, such as overburden and coal cleaning wastes, currently are exempted from hazardous waste management. EPA has proposed a rule that may designate coal combustion residuals or coal ash ("CCRs") as hazardous waste. However, the EPA proposed rule exempts CCRs disposed of at mine sites in favor of deferring any regulation to the Federal Office of Surface Mining (“OSM”) for these materials. Currently the Office of Surface Mining is developing rules to address the use of CCRs on coal mine sites. The outcome of these rulemakings, and any subsequent actions by EPA and OSM, could impact those NACoal operations which use CCRs for haul roads and other beneficial uses. If NACoal were unable to use CCRs for this purpose, its revenues for disposing of CCRs from its customers may decrease and its costs may increase due to the purchase of alternative materials for haul roads.
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

Competition
The coal industry competes with other sources of energy, particularly oil, gas, hydro-electric power and nuclear power. In addition, it competes with subsidized green energy projects, such as biofuels, wind and solar projects. Among the factors that affect competition are the price and availability of oil and natural gas, environmental considerations, the time and expenditures required to develop new energy sources, the cost of transportation, the cost of compliance with governmental regulations, the impact of federal and state energy policies and the current trend toward deregulation of energy markets. The ability of NACoal to market and develop its reserves will depend upon the interaction of these factors.
Based on industry information, NACoal believes it was one of the ten largest coal producers in the United States in 2012 based on total coal tons produced.
Employees
As of January 31, 2013, NACoal had approximately 1,700 employees, including approximately 1,300 employees at the unconsolidated mines. None of NACoal’s employees are unionized. NACoal believes its current labor relations with employees are satisfactory.

B. Hamilton Beach Brands
General
HBB is a leading designer, marketer and distributor of small electric household appliances, as well as commercial products for restaurants, bars and hotels. HBB’s products are marketed primarily to retail merchants and wholesale distributors.
Sales and Marketing
HBB designs, markets and distributes a wide range of small electric household appliances, including, but not limited to, blenders, can openers, coffeemakers, food processors, indoor electric and outdoor gas grills, irons, mixers, slow cookers, toasters and toaster ovens. HBB also markets a line of air purifiers and odor eliminators. In addition, HBB designs, markets and distributes commercial products for restaurants, bars and hotels. HBB generally markets its “better” and “best” segments under the Hamilton Beach® brand and uses the Proctor Silex® brand for the “good” segment and its opening price point products. HBB markets premium stand mixers under the Hamilton Beach® eclectrics® brand. HBB also markets air purifiers, allergen reducers and home odor elimination products under the TrueAir® brand.
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

HBB markets its retail products primarily in North America, but also sells products in Latin America and other selected markets. HBB commercial products are sold worldwide. Retail sales are generated predominantly by a network of inside sales employees to mass merchandisers, national department stores, variety store chains, drug store chains, specialty home retailers, distributors and other retail outlets. Wal-Mart accounted for approximately 31%, 30% and 36% of HBB’s revenues in 2012, 2011 and 2010, respectively. HBB’s five largest customers accounted for approximately 53%, 50% and 55% of HBB’s revenues for the years ended December 31, 2012, 2011 and 2010, respectively. The loss of or significant reduction in sales to any key customer could result in significant decreases in HBB’s revenue and profitability and an inability to sustain or grow its business.
Sales promotion activities are primarily focused on cooperative advertising. In addition, HBB promotes certain of its innovative products through the use of television, web and print advertising. HBB also licenses certain of its trademarks to various licensees for use with microwaves, compact refrigerators, cookware, kitchen tools and gadgets and hand and stick vacuums.
Because of the seasonal nature of the markets for small electric appliances, HBB’s management believes backlog is not a meaningful indicator of performance and is not a significant indicator of annual sales. Backlog represents customer orders, which may be cancelled at any time prior to shipment. Backlog for HBB was approximately $14.9 million and $13.1 million at December 31, 2012 and 2011, respectively.
HBB’s warranty program to the consumer consists generally of a limited warranty lasting for varying periods of up to ten years for electric appliances, with the majority of products having a warranty of one year. Under its warranty program, HBB may repair or replace, at its option, those products found to contain manufacturing defects.
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
Product Design and Development
HBB spent $7.5 million, $7.4 million and $7.6 million in 2012, 2011 and 2010, respectively, on product design and development activities.

Key Suppliers and Raw Material
The majority of HBB’s products are supplied to its specifications by third-party suppliers located in China. HBB does not maintain long-term purchase contracts with suppliers and operates mainly on a purchase order basis. HBB generally negotiates purchase orders with its foreign suppliers in U.S. dollars. The weakening of the U.S. dollar against local currencies could result in certain non-U.S. manufacturers increasing the U.S. dollar prices for future product purchases.
During 2012, HBB purchased approximately 98% of its finished products from suppliers in China. HBB does not currently depend on any single supplier. HBB believes the loss of any one supplier would not have a long-term material adverse effect on its business as there are adequate third-party supplier choices available that can meet HBB’s production and quality requirements. However, the loss of a supplier could, in the short term, adversely affect HBB’s business until alternative supply arrangements are secured.
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
As retailers generally purchase a limited selection of small electric appliances, HBB competes with other suppliers for retail shelf space. HBB conducts consumer advertising for the Hamilton Beach® brand. HBB believes the principal areas of competition with respect to its products are product design and innovation, quality, price, product features, merchandising, promotion and warranty.
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
The Securities and Exchange Commission (the "SEC") adopted conflict mineral rules under Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank") on August 22, 2012. The rules require public companies to disclose information about their use of specific minerals originating from and financing armed groups in the Democratic Republic of the Congo or adjoining countries ("DRC"). The rules do not ban the use of minerals from conflict sources, but require public disclosure beginning with calendar year 2013. HBB is subject to the rules and is evaluating its supply chain and will continue to develop processes to assess the impacts and comply with the regulation.
Employees
As of January 31, 2013, HBB’s work force consisted of approximately 500 employees, most of whom are not represented by unions. In Canada, as of January 31, 2013, 16 hourly employees at HBB’s Picton, Ontario distribution facility were unionized. These employees are represented by an employee association which performs a consultative role on employment matters. None of HBB’s U.S. employees are unionized. HBB believes its current labor relations with both union and non-union employees are satisfactory.

C. Kitchen Collection
General
KC is a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States.
Sales and Marketing
KC operated 312 retail stores as of December 31, 2012. Kitchen Collection® stores are located primarily in factory outlet and traditional malls and feature merchandise of highly recognizable name-brand manufacturers, including Hamilton Beach® and Proctor Silex®. Le Gourmet Chef® stores are located primarily in factory outlet and traditional malls throughout the United States and feature gourmet foods and home entertainment products, as well as brand name electric and non-electric kitchen items, including Hamilton Beach®.
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
Product Sourcing and Distribution
KC purchases all inventory centrally, which allows KC to take advantage of volume purchase discounts and monitor controls over inventory and product mix. KC purchases its inventory from approximately 300 suppliers, one of which represented approximately 11% of purchases during the year ended December 31, 2012. No other suppliers represent more than 10% of purchases. KC believes that the loss of any one supplier would not have a long-term material adverse effect on its business as there are adequate third-party supplier choices available that can meet KC’s requirements. However, the loss of a supplier could, in the short term, adversely affect KC’s business until alternative supply arrangements are secured.
KC currently maintains its inventory for distribution to its stores at a distribution center located near its corporate headquarters in Chillicothe, Ohio.
In the near term, KC will focus on comparable store sales growth and expansion into new outlet centers.  Longer term, KC will continue expansion into traditional outlet centers as new centers open and as new opportunities become available into well-established outlet centers that meet the Company's site profile. KC plans to focus on enhancing sales volume and profitability through refinement of its store format display and appearance, ongoing review of product offerings and merchandise mix, while continuing to evaluate and, as lease contracts permit, close underperforming stores.  If adequate profit prospects are demonstrated at the Le Gourmet Chef® format, the Company's expansion focus will shift to increasing the number of these stores as well.
Competition
KC competes against a diverse group of retailers, including specialty stores, department stores, discount stores and internet and catalog retailers. The retail environment continues to be extremely competitive. Widespread Chinese sourcing of products allows many retailers to offer value-priced kitchen products.
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
Employees
As of January 31, 2013, KC’s work force consisted of approximately 1,700 employees. None of KC’s employees are unionized. KC believes its current labor relations with employees are satisfactory.

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
The contracts with the unconsolidated mines’ customers allow each mine to sell coal at a price based on actual cost plus an agreed pre-tax profit per ton or cost plus a management fee during the production stage. During the development stage, the contracts with the unconsolidated mines' customers (other than the Coyote Creek customer) provide for reimbursement of actual costs incurred plus a monthly management fee. Coyote Creek's customer does not reimburse developments costs until the production stage, when deferred development costs are reimbursed over a 52-month period. During the production stage, the unconsolidated mines' customers pay on a cost-plus basis only for the coal they consume and use. As a result, reduced coal usage by customers for any reason, including but not limited to fluctuations in demand due to unanticipated weather conditions, scheduled and unscheduled power plant outages, economic conditions or governmental regulations, could have an adverse impact on the Company's results of operations. Because of the contractual price formulas for the sale of coal and mining services by these unconsolidated mines, the profitability of these operations is also subject to fluctuations in inflationary adjustments (or lack thereof) that can impact the per ton profit or management fee paid for the coal and taxes applicable to NACoal's income on that coal. In addition, any changes in tax laws that eliminate benefits for percentage depletion would have a material adverse effect on the Company. These factors could materially reduce NACoal's profitability.
NACoal’s consolidated mining operations are subject to risks created by its capital investment in the mines, the costs of mining the coal and the dragline mining equipment, in addition to risks created by changes in customer demand, inflationary adjustments and tax rates.
The consolidated mining operations are comprised of MLMC, Reed Minerals, dragline mining services, royalties from mineral leases to other mining companies and other activities. The profitability of these consolidated mining operations is subject to the risk of loss of its investment in these mining operations, changes in demand from customers, as well as increases in the cost of mining the coal. At MLMC and Reed Minerals, the costs of mining operations are not passed on to customers. As such, increased costs at MLMC and Reed Minerals could materially reduce NACoal's profitability. NACoal's operations are subject to changes in customer demand for any reason, including but not limited to fluctuations in demand due to unanticipated weather conditions, the emergence of unidentified adverse mining conditions, planned and unplanned power plant outages, economic conditions, including economic conditions that adversely affect the demand for steel, governmental regulations, inflationary adjustments and tax risks. In addition, any changes in tax laws that eliminate benefits for percentage depletion or eliminate the expensing of exploration and development costs would have a material adverse effect on the Company. These factors could materially reduce NACoal's profitability.
Mining operations are vulnerable to weather and other conditions that are beyond NACoal's control.
Many conditions beyond NACoal's control can decrease the delivery, and therefore the use, of coal to NACoal's customers. These conditions include weather, the emergence of unidentified adverse mining conditions, unexpected maintenance problems and shortages of replacement parts, which could significantly reduce the Company's profitability.
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
On July 21, 2010, the United States Congress passed the Dodd-Frank act, which resulted in the SEC adopting rules that will require NACoal to disclose on an annual basis, beginning in 2014, certain payments made by NACoal to the U.S. government and foreign governments, including sub-national governments. NACoal's efforts to comply with the Dodd-Frank act, the rules and regulations promulgated thereunder, and other new rules and regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.
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
States are required to submit to the EPA revisions to their SIPs that demonstrate the manner in which the states will attain NAAQS every time a NAAQS is issued or revised by the EPA. The EPA has adopted NAAQS for several pollutants, which it continues to periodically review for revisions. When the EPA adopts new, more stringent NAAQS for a pollutant, some states have to change their existing SIPs. If a state fails to revise its SIP and obtain EPA approval, the EPA may adopt regulations to effect the revision. Coal mining operations and coal-fired power plants that emit particulate matter or other specified material are, therefore, affected by changes in the SIPs. Through this process over the last few years, the EPA has reduced the NAAQS for particulate matter, ozone, and nitrogen oxides. NACoal’s coal mining operations and utility customers may be directly affected when the revisions to the SIPs are made and incorporate new NAAQS for sulfur dioxide, nitrogen oxides, ozone and particulate matter. In response to a court remand of earlier rules to control the regional transport of sulfur dioxide and nitrogen oxides from coal-fired power plants and their impacts of downwind NAAQS areas, in mid-2011, the EPA finalized CSAPR to address interstate transport of pollutants. This affects states in the west, including Texas, whose emissions may travel to states in the eastern half of the United States. This rule imposes additional emission restrictions on coal-fired power plants to attain ozone and fine particulate NAAQS. On August 21, 2012 the U.S. Court of Appeals stuck down the CSAPR rule, effectively eliminating the new additional emission restrictions.
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

Global climate change continues to attract considerable public and scientific attention and a considerable amount of legislative and regulatory attention in the United States. Congress is considering climate change legislation that would reduce GHG emissions, particularly from coal combustion by power plants. The EPA has promulgated regulations to control GHG under the CAA without new legislation. Enactment of laws and passage of regulations regarding GHG emissions by the United States or some of its states, or other actions to limit carbon dioxide emissions, such as opposition by environmental groups to expansion or modification of coal-fired power plants, could result in electric generators switching from coal to other fuel sources.
Congress continues to consider a variety of proposals to reduce GHG emissions from the combustion of coal and other fuels. These proposals include emission taxes, emission reductions, including “cap-and-trade” programs, and mandates or incentives to generate electricity by using renewable resources, such as wind or solar power. Some states have established programs to reduce GHG emissions.
The EPA has begun to establish a GHG regulation program under the CAA by issuing a finding that the emission of six GHG, including carbon dioxide and methane, may reasonably be anticipated to endanger public health and welfare. On June 26, 2012 the U.S. Court of Appeals upheld this finding. Based on this finding, the EPA published a New Source Performance Standard for greenhouse gases, emitted from future new power plants, in 2012. The EPA is contemplating establishing greenhouse gas limits for existing power plants. This could impact coal-fired power plants and reduce the demand for coal.
The United States has not implemented the Kyoto Protocol, which became effective for many countries on February 16, 2005. The Kyoto Protocol was intended to limit or reduce emissions of GHG, such as carbon dioxide. The United States has not ratified the emission targets of the Kyoto Protocol or any other GHG agreement. Because the first Protocol commitment period ended in 2012, an amendment to extend the Kyoto Protocol was adopted in Doha, Qatar on December 8, 2012. The United States is not a signatory to the amendment. Even though the United States has not accepted these international GHG limiting treaties nor has it enacted domestic legislation to control GHG, numerous lawsuits and regulatory actions have been undertaken by states and environmental groups to try to force controls on the emission of carbon dioxide; or to prevent the construction of new coal-fired power plants. The implementation by the United States of an international agreement, the regulations promulgated to date by the EPA with respect to GHG emissions or the adoption of legislation to control GHG emissions, could have a materially adverse effect on the Company’s business, financial condition and results of operations.

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
HBB relies on several key customers. Its five largest customers accounted for approximately 53%, 50% and 55% of revenues for the years ended December 31, 2012, 2011 and 2010, respectively. Wal-Mart accounted for approximately 31%, 30% and 36% of HBB's revenues in 2012, 2011 and 2010, respectively. Although HBB has long-established relationships with many customers, it does not have any long-term supply contracts with these customers, and purchases are generally made using individual purchase orders. A loss of any key customer could result in significant decreases in HBB's revenues and profitability and an inability to sustain or grow its business.
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
HBB is dependent on third-party suppliers for the manufacturing of all of its products. HBB's ability to select reliable suppliers who provide timely deliveries of quality products will impact its success in meeting customer demand. Any inability of HBB's suppliers to timely deliver products that meet HBB's specifications or any unanticipated changes in suppliers could be disruptive and costly to the Company. Any significant failure by HBB to obtain quality products on a timely basis at an affordable cost or any significant delays or interruptions of supply would have a material adverse effect on the Company's profitability.

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
•protection of intellectual property;
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
Government regulations could impose costly requirements on HBB.
The SEC adopted conflict mineral rules under Section 1502 of Dodd-Frank on August 22, 2012. The rules require disclosure of the use of certain minerals, known as "conflict minerals," which are mined from the DRC and adjoining countries. The new rules will require HBB to engage in due diligence efforts for the 2013 calendar year, with initial disclosures required no later than May 31, 2014, and subsequent disclosures required no later than May 31 of each following year. HBB expects that it will incur additional costs and expenses, which may be significant, in order to comply with these rules, including (i) due diligence to verify the sources of such conflict minerals; and (ii) any changes that HBB may make to its products, processes, or sources of supply as a result of such diligence and verification activities. Since HBB's supply chain is complex, ultimately it may not be able to designate all products as "DRC conflict free" which may adversely affect its reputation with certain customers. In such event, HBB may also face difficulties in satisfying customers who require products purchased from HBB to be "DRC conflict free". If HBB is not able to meet such requirements, customers may choose not to purchase HBB products, which could adversely affect sales and the value of portions of HBB's inventory. Further, there may be only a limited number of suppliers offering products containing only DRC conflict free parts, components and subassemblies and, as a result, HBB cannot be sure that it will be able to satisfy its purchase requirements, from such suppliers in sufficient quantities or at competitive prices. Any one or a combination of these various factors could harm HBB's business, which would adversely affect HBB's results of operations.
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
The retail market is highly competitive. KC competes against a diverse group of retailers, including specialty stores, department stores, discount stores and internet and catalog retailers. Widespread sourcing of products allows many retailers to offer value-priced kitchen products. Many of KC's competitors are larger and have significantly greater financial, marketing and other resources. This competition could result in the reduction of KC product prices and a loss of market share.

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
Increases in health insurance costs could adversely impact KC's profitability.
The costs of employee health care insurance have been increasing in recent years due to rising health care costs, legislative changes, and general economic conditions. The Patient Protection and Affordable Care Act, as amended, and related legislation (collectively, the “Health Care Reform Laws”) that were signed into law in March 2010, with varied effective dates may require KC to provide health care insurance to certain part-time employees that would not otherwise have participated in KC's health care insurance plan. As a result, KC may incur additional costs.  A continued increase in health care costs or additional costs incurred as a result of the Health Care Reform Laws could have a negative impact on KC's profitability.
General
The Company may become subject to claims under foreign laws and regulations, which may be expensive, time consuming and distracting.
Because the Company has employees, property and business operations outside of the United States, the Company is subject to the laws and the court systems of many jurisdictions. The Company may become subject to claims outside the United States based in foreign jurisdictions for violations of their laws with respect to the foreign operations of NACoal and HBB. In addition, these laws may be changed or new laws may be enacted in the future. International litigation is often expensive, time consuming and distracting. As a result, any of these risks could significantly reduce the Company's profitability and its ability to operate its businesses effectively.
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

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
A. NACCO
NACCO leases office space in Mayfield Heights, Ohio, a suburb of Cleveland, Ohio, that serves as its corporate headquarters.

B. NACoal

NACoal leases its corporate headquarters office space in Plano, Texas. NACoal’s proven and probable coal reserves and deposits (owned in fee or held under leases, which generally remain in effect until exhaustion of the reserves if mining is in progress) are estimated at approximately 2.2 billion tons (including the unconsolidated mining operations), all of which are lignite coal deposits, except for approximately 57.5 million tons of bituminous coal. Reserves are estimates of quantities of coal, made by NACoal’s geological and engineering staff, which are considered mineable in the future using existing operating methods. Developed reserves are those which have been allocated to mines which are in operation; all other reserves are classified as undeveloped. Information concerning mine type, reserve data and coal quality characteristics for NACoal’s properties are set forth on the table on pages 4 and 5 under “Item 1. Business — A. North American Coal — Sales, Marketing and Operations.”
C. Hamilton Beach Brands
The following table presents the principal distribution and office facilities owned or leased by HBB:

Owned/
Facility Location	Leased	Function(s)
Glen Allen, Virginia	Leased	Corporate headquarters
Geel, Belgium	(1)	Distribution center
Hong Kong, People's Republic of China	(1)	Distribution center
Mexico City, Mexico	Leased	Mexico sales and administrative headquarters
Tlalnepantla de Baz, Mexico	(1)	Distribution center
Olive Branch, Mississippi	Leased	Distribution center
Picton, Ontario, Canada	Leased	Distribution center
Southern Pines, North Carolina	Owned	Service center for customer returns; catalog distribution center; parts distribution center
Shenzhen, China	Leased	Administrative office
Markham, Ontario, Canada	Leased	Canada sales and administration headquarters

(1)	This facility is not owned or leased by HBB. This facility is managed by a third-party distribution provider.
Sales offices are also leased in several cities in the United States, Canada and Mexico.
D. The Kitchen Collection

KC leases its corporate headquarters building and the KC warehouse/distribution facility in Chillicothe, Ohio. KC leases its retail stores. A typical Kitchen Collection® store is approximately 3,000 square feet and a typical Le Gourmet Chef® store is approximately 4,300 square feet. At December 31, 2012, there were 261 Kitchen Collection® stores and 51 Le Gourmet Chef® stores. The Kitchen Collection® store count at December 31, 2012 does not include 34 stores that were only open for the holiday-selling season.

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
EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Current Position	Other Positions

Alfred M. Rankin, Jr.	71	Chairman, President and Chief Executive Officer of NACCO (from prior to 2008), Chairman of HBB (from January 2010), Chairman of KC (from January 2010), Chairman of NACoal (from February 2010)	Chairman, President and Chief Executive Officer of Hyster-Yale (from September 2012). From October 2008 to September 2012, Chairman of NACCO Materials Handling Group, Inc.

J.C. Butler, Jr.	52
Senior Vice President - Finance, Treasurer and Chief Administrative Officer of NACCO (from September 2012), Senior Vice President - Project Development and Administration of NACoal (from January 2010).

From prior to 2008 to September 2012, Vice President - Corporate Development and Treasurer of NACCO. From September 2011 to September 2012, Treasurer of NACCO Materials Handling Group, Inc. From May 2008 to January 2010, Senior Vice President - Project Development of NACoal.

Mark E. Barrus	51	Vice President and Controller (from February 2013)	From prior to 2008, Partner, KPMG LLP (an international accounting firm).

John D. Neumann	37	Vice President, General Counsel and Secretary of NACCO (from September 2012), Vice President, General Counsel and Secretary of NACoal (from January 2011).	From March 2009 to December 2010, Assistant General Counsel and Assistant Secretary of NACoal. From prior to 2008 to February 2009, associate, Jones Day (law firm).

PRINCIPAL OFFICERS OF THE COMPANY’S SUBSIDIARIES
A. NACOAL

Name	Age	Current Position	Other Positions

Robert L. Benson	65	President and Chief Executive Officer of NACoal (from prior to 2008)

Michael J. Gregory	65	Vice President - International Operations and Special Projects of NACoal (from August 2010)
From May 2008 to August 2010, Vice President - Engineering, Human Resources and International Operations of NACoal. From prior to 2008 to May 2008, Vice President - Southern Operations and Human Resources of NACoal.

K. Donald Grischow	65	Treasurer of NACoal (from prior to 2008)

Thomas A. Koza	66	Vice President, Senior Counsel and Assistant Secretary of NACoal (from January 2011)	From prior to 2008 to December 2010, Vice President - Law and Administration, and Secretary of NACoal.

John R. Pokorny	57	Controller of NACoal (from October 2009)	From prior to 2008 to October 2009, Director of Accounting and Financial Planning of NACoal.

Harry B. Tipton III	55	Vice President - Engineering, and Louisiana and Mississippi Operations of NACoal (from September 2010)	From prior to 2008 to September 2010, General Manager of Mississippi Lignite Mining Company.

PRINCIPAL OFFICERS OF THE COMPANY’S SUBSIDIARIES
B. HBB

Name	Age	Current Position	Other Positions

Gregory H. Trepp	51	President and Chief Executive Officer of HBB (from January 2010), Chief Executive Officer of KC (from January 2010)
From June 2008 to January 2010, Vice President, Global Marketing of HBB. From prior to 2008 to June 2008, Vice President, Marketing of HBB. From April 2009 to January 2010, Interim President and Chief Executive Officer of KC.

Keith B. Burns	56	Vice President, Engineering and Information Technology of HBB (from June 2008)	From prior to 2008 to June 2008, Vice President — Engineering and New Product Development of HBB.

Kathleen L. Diller	61	Vice President, General Counsel and Secretary of HBB (from prior to 2008)

Richard E. Moss	49	Senior Director, Finance and Treasurer of HBB (from January 2011)	From March 2009 to December 2010, Senior Director Finance and Credit of HBB. From prior to 2008 to February 2009, Director Financial Planning and Analysis of HBB.

Gregory E. Salyers	52	Senior Vice President, Global Operations of HBB (from January 2010)	From prior to 2008 to January 2010, Vice President, Global Operations of HBB.

James H. Taylor	55	Vice President and Chief Financial Officer of HBB (from January 2011)	From prior to 2008 to January 2011, Vice President, Chief Financial Officer and Treasurer of HBB.

R. Scott Tidey	48	Senior Vice President, North America Sales and Marketing of HBB (from January 2010)	From July 2008 to January 2010, Vice President, North America Sales of HBB. From prior to 2008 to July 2008, Vice President, U.S. Consumer Sales of HBB.
C. KC

Name	Age	Current Position	Other Positions
Richard R. Chene, Jr.	50	President of KC (from February 2011)
From July 2008 to January 2011, Vice President, General Merchandising Manager - Dog, PETCO Animal Supplies, Inc. (a pet supply company). From prior to 2008 to April 2008, Divisional Merchandising Manager - Bed, Bath, Window, Rug and Storage, Sears Holdings Corporation (a national retailer).

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

On September 28, 2012, the Company spun-off Hyster-Yale, a former subsidiary. To complete the spin-off, the Company distributed one share of Hyster-Yale Class A common stock and one share of Hyster-Yale Class B common stock to NACCO stockholders for each share of NACCO Class A common stock or Class B common stock owned.
The high and low sales prices for the Class A common stock and dividends per share for both classes of common stock for each quarter during the past two years are presented in the table below:

	2012
	Sales Price
	High	Low	Cash Dividend (2)
Fourth quarter (1)	$60.96	$41.04	$3.7500
Third quarter	$129.20	$97.95	$0.5475
Second quarter	$119.31	$97.54	$0.5475
First quarter	$119.25	$88.39	$0.5325

	2011
	Sales Price
	High	Low	Cash Dividend
Fourth quarter	$92.98	$56.53	$0.5325
Third quarter	$103.70	$60.01	$0.5325
Second quarter	$111.95	$86.55	$0.5325
First quarter	$132.69	$91.11	$0.5225

(1)
On September 28, 2012, the Company spun-off Hyster-Yale, a former subsidiary. To complete the spin-off, the Company distributed one share of Hyster-Yale Class A common stock and one share of Hyster-Yale Class B common stock to NACCO stockholders for each share of NACCO Class A common stock or Class B common stock owned.

(2)
The fourth quarter dividend included a regular quarterly cash dividend of 25 cents per share and a one-time special cash dividend of $3.50 per share. The 25 cent dividend paid in the fourth quarter of 2012 was the first regular quarterly dividend following the spin-off of Hyster-Yale.

At December 31, 2012, there were approximately 810 Class A common stockholders of record and approximately 200 Class B common stockholders of record. See Note 18 to Consolidated Financial Statements contained elsewhere in this Form 10-K for a discussion of the amount of NACCO's investment in subsidiaries that was restricted at December 31, 2012.
Sales of Unregistered Company Stock
Pursuant to the Non-Employee Directors’ Equity Compensation Plan, the Company issued an aggregate of 7,882 shares of its Class A common stock on January 1, 2012, April 1, 2012, July 1, 2012 and October 1, 2012 for payment of a portion of the directors’ annual retainer fee. In addition, pursuant to the terms of such plan, directors may elect to receive shares of Class A common stock in lieu of cash for up to 100% of the balance of their annual retainer, meeting attendance fees and any committee chairman's fees. An aggregate of 2,078 shares of Class A common stock were issued under voluntary elections on January 1, 2012, April 1, 2012, July 1, 2012 and October 1, 2012. The issuance of these unregistered shares qualifies as an exempt transaction pursuant to Section 4(2) of the Securities Act of 1933.
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (1)
Month #1 (October 1 to 31, 2012)	—	—	—	$47,359,610
Month #2 (November 1 to 30, 2012)	—	—	—	$47,359,610
Month #3 (December 1 to 31, 2012)	44,223	$58.76	44,223	$44,761,058
Total	44,223	$58.76	44,223	$44,761,058

(1)
On November 8, 2011, the Company announced that the Company's Board of Directors approved the repurchase of up to $50 million of the Company's outstanding Class A common stock. The timing and amount of any repurchases will be determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives and market conditions for the Company's Class A common stock. The original authorization for the repurchase program expired on December 31, 2012; however, in November 2012 the Company's Board of Directors approved an extension of the stock repurchase program through December 31, 2013. The share repurchase program does not require the Company to acquire any specific number of shares. It may be modified, suspended, extended or terminated by the Company at any time without prior notice and may be executed through open market purchases, privately negotiated transactions or otherwise. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so. As of December 31, 2012, the Company had repurchased $5.2 million of Class A common stock under this program.

Table of Contents

Item 6. SELECTED FINANCIAL DATA

	Year Ended December 31
	2012	2011(2)	2010(2)	2009(2)	2008(1)(2)
	(In millions, except per share data)
Operating Statement Data:
Revenues	$873.4	$790.4	$885.6	$835.4	$840.8

Operating profit (loss)	$67.5	$64.1	$94.2	$90.3	$(45.5)

Income (loss) from continuing operations	$42.2	$79.5	$47.1	$51.6	$(63.9)
Discontinued operations, net of tax(3)(4)	66.5	82.6	32.4	(20.5)	(373.7)
Net income (loss)	$108.7	$162.1	$79.5	$31.1	$(437.6)

Basic earnings (loss) per share:
Continuing operations	$5.04	$9.49	$5.66	$6.22	$(7.71)
Discontinued operations(3)(4)	7.93	9.85	3.89	(2.47)	(45.13)
Basic earnings (loss) per share	$12.97	$19.34	$9.55	$3.75	$(52.84)

Diluted earnings (loss) per share:
Continuing operations	$5.02	$9.46	$5.65	$6.22	$(7.71)
Discontinued operations(3)(4)	7.90	9.82	3.88	(2.47)	(45.13)
Diluted earnings (loss) per share	$12.92	$19.28	$9.53	$3.75	$(52.84)

(1)
During the fourth quarter of 2008, the Company's stock price significantly declined compared with previous periods and the Company's market value of equity was below its book value of tangible assets and the book value of equity. The Company performed an interim impairment test, which indicated that goodwill and certain other intangibles were impaired at December 31, 2008. Therefore, the Company recorded a non-cash impairment charge of $435.7 million during the fourth quarter of 2008, of which $84.6 million is included in continuing operations and $351.1 million is included in discontinued operations.

(2)
In 2006, the Company initiated litigation in the Delaware Chancery Court against Applica Incorporated ("Applica") and individuals and entities affiliated with Applica's shareholder, Harbinger Capital Partners Master Fund, Ltd. The litigation alleged a number of contract and tort claims against the defendants related to the Company's failed transaction with Applica, which had been previously announced. On February 14, 2011, the parties to this litigation entered into a settlement agreement. The settlement agreement provided for, among other things, the payment of $60 million to the Company and dismissal of the lawsuit with prejudice. The payment was received in February 2011. Litigation costs related to this matter were $2.8 million, $18.8 million, $1.1 million and $0.8 million in 2011, 2010, 2009 and 2008, respectively.

(3)	During 2012, NACCO spun-off Hyster-Yale, a former subsidiary. The results of operations of Hyster-Yale are reflected as discontinued operations in the table above.

(4)
During 2009, NACoal completed the sale of certain assets of the Red River Mining Company (“Red River”). The results of operations of Red River are reflected as discontinued operations in the table above.

Table of Contents

	Year Ended December 31
	2012 (3)	2011	2010	2009	2008 (1)
	(In millions, except per share and employee data)
Balance Sheet Data at December 31:
Total assets (3)	$776.3	$1,808.7	$1,670.9	$1,497.4	$1,702.3
Long-term debt (3)	$135.4	$74.5	$139.8	$148.4	$170.6
Stockholders' equity	$281.4	$576.2	$447.4	$396.6	$356.7

Cash Flow Data:
Provided by operating activities (5)	$143.1	$155.2	$63.1	$157.0	$4.9
Provided by (used for) investing activities (5)	$(74.2)	$(32.7)	$(5.8)	$23.1	$(71.4)
Used for financing activities (5)	$(123.4)	$(42.0)	$(43.3)	$(64.1)	$(83.2)

Other Data:
Per share data:
Cash dividends (4)	$5.378	$2.120	$2.085	$2.068	$2.045
Market value at December 31	$60.69	$89.22	$108.37	$49.80	$37.41
Stockholders' equity at December 31	$33.69	$68.81	$53.69	$47.82	$43.05

Actual shares outstanding at December 31	8.353	8.374	8.333	8.294	8.286
Basic weighted average shares outstanding	8.384	8.383	8.328	8.290	8.281
Diluted weighted average shares outstanding	8.414	8.408	8.344	8.296	8.281
Total employees at December 31(2)	4,300	4,000	3,900	4,100	3,800

(1)
During the fourth quarter of 2008, the Company's stock price significantly declined compared with previous periods and the Company's market value of equity was below its book value of tangible assets and the book value of equity. The Company performed an interim impairment test, which indicated that goodwill and certain other intangibles were impaired at December 31, 2008. Therefore, the Company recorded a non-cash impairment charge of $435.7 million during the fourth quarter of 2008, of which $84.6 million is included in continuing operations and $351.1 million is included in discontinued operations.

(2)	Includes employees of Reed Minerals in 2012 and the unconsolidated mines for all years presented. Excludes employees of Hyster-Yale and Red River for all years presented.

(3)	During 2012, the Company spun-off Hyster-Yale, a former subsidiary.

(4)
2012 cash dividends includes a one-time special cash dividend of $3.50 per share. The 25 cent dividend paid in the fourth quarter of 2012 was the first regular quarterly dividend following the spin-off of Hyster-Yale.

(5)	Includes both continuing operations and discontinued operations.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Revenue recognition: Revenues are generally recognized when title transfers and risk of loss passes to the customer. Under its mining contracts, the Company recognizes revenue as the coal or limerock is delivered. Revenues at HBB are recognized when customer orders are completed and shipped. Revenues at KC are recognized at the point of sale when payment is made and customers take possession of the merchandise in stores. Reserves for discounts and returns are maintained for anticipated future claims at HBB and KC. The accounting policies used to develop these product discounts and returns include:
Product discounts: The Company records estimated reductions to revenues for customer programs and incentive offerings, including special pricing agreements, price competition, promotions and other volume-based incentives. At HBB, net sales represent gross sales less cooperative advertising, other volume-based incentives, estimated returns and allowances for defective products. At KC, retail markdowns are incorporated into KC's retail method of accounting for cost of sales. If market conditions were to decline or if competition was to increase, the Company may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenues at the time the incentive is offered. If the Company's estimates of customer programs and incentives were one percent higher than the levels offered during 2012, the reserves for product discounts would increase and revenues would be reduced by $0.1 million. The Company's past results of operations have not been materially affected by a change in the estimate of product discounts and although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change its estimates in the future.
Product returns: Products generally are not sold with the right of return. However, based on the Company's historical experience, a portion of products sold are estimated to be returned due to reasons such as buyer remorse, duplicate gifts received, product failure and excess inventory stocked by the customer which, subject to certain terms and conditions, the Company will agree to accept. The Company records estimated reductions to revenues at the time of sale based on this historical experience and the limited right of return provided to certain customers. If future trends were to change significantly from those experienced in the past, incremental reductions to revenues may result based on this new experience. If the Company's estimate of average return rates for each type of product sold were to increase by one percent over historical levels, the reserves for product returns would increase and revenues would be reduced by less than $0.2 million. The Company's past results of operations have not been materially affected by a change in the estimate of product returns and although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change its estimates in the future.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Retirement benefit plans: The Company maintains various defined benefit pension plans that provide benefits based on years of service and average compensation during certain periods. Pension benefits are frozen for all employees other than certain NACoal unconsolidated mines' employees. All other eligible employees of the Company, including employees whose pension benefits are frozen, receive retirement benefits under defined contribution retirement plans. The Company's policy is to periodically make contributions to fund the defined benefit pension plans within the range allowed by applicable regulations. The defined benefit pension plan assets consist primarily of publicly traded stocks and government and corporate bonds. There is no guarantee the actual return on the plans’ assets will equal the expected long-term rate of return on plan assets or that the plans will not incur investment losses.
The expected long-term rate of return on defined benefit plan assets reflects management's expectations of long-term rates of return on funds invested to provide for benefits included in the projected benefit obligations. In establishing the expected long-term rate of return assumption for plan assets, the Company considers the historical rates of return over a period of time that is consistent with the long-term nature of the underlying obligations of these plans as well as a forward-looking rate of return. The historical and forward-looking rates of return for each of the asset classes used to determine the Company's estimated rate of return assumption were based upon the rates of return earned or expected to be earned by investments in the equivalent benchmark market indices for each of the asset classes.
Expected returns for pension plans are based on a calculated market-related value of assets. Under this methodology, asset gains and losses resulting from actual returns that differ from the Company's expected returns are recognized in the market-related value of assets ratably over three years.
The Company also maintains health care plans which provide benefits to eligible retired employees. All health care plans of the Company have a cap on the Company's share of the costs. These plans have no assets. Under the Company's current policy, plan benefits are funded at the time they are due to participants. Effective June 30, 2010, the parent company eliminated its subsidized retiree medical plan. Effective September 1, 2010, HBB eliminated its retiree life insurance plan. The Company no longer maintains any retiree life insurance plans.
The basis for the selection of the discount rate for each plan is determined by matching the timing of the payment of the expected obligations under the defined benefit plans and health care plans against the corresponding yield of high-quality corporate bonds of equivalent maturities.
Changes to the estimate of any of these factors could result in a material change to the Company's pension obligation causing a related increase or decrease in reported net operating results in the period of change in the estimate. Because the 2012 assumptions are used to calculate 2013 pension expense amounts, a one percentage-point change in the expected long-term rate of return on plan assets would result in a change in pension expense for 2013 of approximately $0.6 million for the plans. A one percentage-point change in the discount rate would result in a change in pension expense for 2013 by approximately $0.4 million. A one percentage-point increase in the discount rate would have lowered the plans’ projected benefit obligation as of the end of 2012 by approximately $7.1 million; while a one percentage-point decrease in the discount rate would have raised the plans’ projected benefit obligation as of the end of 2012 by approximately $8.6 million.
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
Inventory reserves: The Company writes down its inventory to the lower of cost or market, which includes an estimate for obsolescence or excess inventory based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve for impaired value is relieved to ensure that the cost basis of the inventory reflects any write-downs. An impairment in value of one percent of net inventories would result in additional expense of approximately $1.7 million.
Allowances for doubtful accounts: The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $1.5 million.
Income taxes: Tax law requires certain items to be included in the tax return at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses that are not deductible for tax purposes, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities. The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year, and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or tax returns.
The Company's tax assets, liabilities, and tax expense are supported by historical earnings and losses and the Company's best estimates and assumptions of future earnings. When the Company determines, based on all available evidence, that it is more likely than not that deferred tax assets will not be realized, a valuation allowance is established.
Since significant judgment is required to assess the future tax consequences of events that have been recognized in the Company's financial statements or tax returns, the ultimate resolution of these events could result in adjustments to the Company's financial statements and such adjustments could be material. The Company believes the current assumptions, judgments and other considerations used to estimate the current year accrued and deferred tax positions are appropriate. If the actual outcome of future tax consequences differs from these estimates and assumptions, due to changes or future events, the resulting change to the provision for income taxes could have a material impact on the Company's results of operations and financial position

Valuation of acquisitions: The allocation of the purchase price to the tangible assets and liabilities and identifiable intangible assets acquired requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to contingent consideration in the Reed Minerals acquisition. These estimates are based on information obtained from management of the acquired companies, future coal prices and future volume forecasts. These estimates can include, but are not limited to, the cash flows that the acquisition is expected to generate in the future and the appropriate weighted-average cost of capital. These estimates are inherently uncertain and unpredictable, and if different estimates were used,

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

the purchase price for the acquisition may have been allocated to the acquired assets and liabilities assumed differently from the current allocation. Although the Company believes the assumptions, judgments and estimates used are reasonable and appropriate, different assumptions, judgments and estimates could materially affect the value ascribed to an acquired asset and, potentially, the Company's results of operations and financial position if changes to the contingent consideration or impairment charges were required to be recorded.
CONSOLIDATED FINANCIAL SUMMARY
Selected consolidated results of the Company were as follows:

	2012	2011 (1)	2010
Consolidated results:
Income from continuing operations	$42.2	$79.5	$47.1
Discontinued operations, net of tax (2)	66.5	82.6	32.4
Net income	$108.7	$162.1	$79.5
Basic earnings per share:
Income from continuing operations	$5.04	$9.49	$5.66
Discontinued operations (2)	7.93	9.85	3.89
Basic earnings per share	$12.97	$19.34	$9.55
Diluted earnings per share:
Income from continuing operations	$5.02	$9.46	$5.65
Discontinued operations (2)	7.90	9.82	3.88
Diluted earnings per share	$12.92	$19.28	$9.53

(1)
In 2006, the Company initiated litigation in the Delaware Chancery Court against Applica and individuals and entities affiliated with Applica's shareholder, Harbinger Capital Partners Master Fund, Ltd. The litigation alleged a number of contract and tort claims against the defendants related to the Company's failed transaction with Applica, which had been previously announced. On February 14, 2011, the parties to this litigation entered into a settlement agreement. The settlement agreement provided for, among other things, the payment of $60 million to the Company and dismissal of the lawsuit with prejudice. The payment was received in February 2011. Litigation costs related to this matter were $2.8 million and $18.8 million in 2011 and 2010, respectively.

(2)	During 2012, the Company spun-off Hyster-Yale, a former subsidiary. The results of operations of Hyster-Yale are reflected as discontinued operations in the table above.
The following table identifies the components of change for 2012 compared with 2011 by subsidiary:

	Revenues	Operating Profit	Net Income
2011	$790.4	$64.1	$162.1
Increase (decrease) in 2012
NACoal	50.6	8.0	3.4
HBB	28.6	2.0	2.8
KC (net of eliminations)	3.8	(6.9)	(4.2)
NACCO and Other	—	0.3	(39.3)
Discontinued operations	—	—	(16.1)
2012	$873.4	$67.5	$108.7

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

THE NORTH AMERICAN COAL CORPORATION

NACoal mines and markets steam and metallurgical coal for use in power generation and steel production and provides selected value-added mining services for other natural resources companies. Coal is surface mined from NACoal's developed mines in North Dakota, Texas, Mississippi, Louisiana and Alabama. Total coal reserves approximate 2.2 billion tons with approximately 1.1 billion tons committed to customers pursuant to long-term contracts. NACoal has two consolidated mining operations: Mississippi Lignite Mining Company (“MLMC”) and Reed Minerals, Inc. ("Reed Minerals"). NACoal has ten unconsolidated subsidiaries: The Coteau Properties Company (“Coteau”), The Falkirk Mining Company (“Falkirk”), The Sabine Mining Company (“Sabine”), Demery Resources Company, LLC (“Demery”), Caddo Creek Resources Company, LLC (“Caddo Creek”), Coyote Creek Mining Company, LLC (“Coyote Creek”), Camino Real Fuels, LLC (“Camino Real”), Liberty Fuels Company, LLC (“Liberty”), NoDak Energy Services, LLC ("NoDak") and North American Coal Corporation India Private Limited (“NACC India”). Caddo Creek, Coyote Creek, Camino Real and Liberty are in the development stage and do not currently mine or deliver coal. NACoal also provides dragline mining services for independently owned limerock quarries in Florida. NoDak was formed to operate and maintain a coal processing facility. NACC India was formed to provide technical advisory services to the third-party owners of a mine in India. NACoal also provides dragline mining services for independently owned limerock quarries in Florida. At the end of 2010, NACoal's contract at the San Miguel Lignite Mine (“San Miguel”) expired and its mining operations were transitioned to another company.
The contracts with the unconsolidated operations' customers provide for reimbursement at a price based on actual costs plus an agreed pre-tax profit per ton of coal sold or actual costs plus a management fee. The unconsolidated operations each meet the definition of a variable interest entity and are accounted for using the equity method.
FINANCIAL REVIEW
Tons delivered by NACoal’s operating mines were as follows for the years ended December 31:

	2012	2011	2010
Coteau	13.1	13.5	14.6
Falkirk	8.0	7.5	7.6
Sabine	3.8	4.2	4.4
Other	0.1	—	—
Unconsolidated mines	25.0	25.2	26.6
San Miguel	—	—	3.3
MLMC	3.1	2.7	3.6
Reed Minerals	0.3	—	—
Consolidated mines	3.4	2.7	6.9
Total tons sold	28.4	27.9	33.5
The limerock dragline mining operations delivered 18.8 million, 13.7 million and 17.9 million cubic yards of limerock for the years ended December 31, 2012, 2011 and 2010, respectively. The decrease in limerock yards delivered in 2011 compared with 2012 and 2010 was primarily from lower customer requirements.
Total coal reserves were as follows at December 31:

	2012	2011	2010
	(in billions of tons)
Unconsolidated mines	1.0	1.0	1.0
Consolidated mines	1.2	1.3	1.1
Total coal reserves	2.2	2.3	2.1

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Operating Results
The results of operations for NACoal were as follows for the years ended December 31:

	2012	2011	2010
Revenues	$132.4	$81.8	$156.8
Operating profit	$43.2	$35.2	$53.3
Interest expense	$2.9	$3.0	$3.3
Other (income) expense	$(1.5)	$(1.7)	$(0.4)
Net income	$32.8	$29.4	$39.6
Effective income tax rate	21.5%	13.3%	21.4%
The NACoal effective income tax rate is affected by the benefit of percentage depletion. The effective tax rate in 2012 and 2010 is higher than the effective tax rate in 2011 primarily due to a shift in mix of taxable income towards entities with a higher effective income tax rate and a decrease in taxable income at entities eligible for percentage depletion in 2012 and 2010.
2012 Compared with 2011
The following table identifies the components of change in revenues for 2012 compared with 2011:

Revenues
2011	$81.8
Increase in 2012 from:
Reed Minerals	29.3
Other consolidated mining operations	15.8
Royalty and other income	5.5
2012	$132.4

Revenues increased 61.9% in 2012 to $132.4 million from $81.8 million in 2011 due to the Reed Minerals acquisition, higher revenues at the consolidated mining operations and an increase in royalty and other income. The increase at the consolidated mining operations was primarily the result of an increase in tons delivered at MLMC due to improvements at a customer's power plant in 2012 compared with 2011 and increased customer requirements at the limerock dragline mining operations in 2012 compared with 2011.

The following table identifies the components of change in operating profit for 2012 compared with 2011.

Operating Profit
2011	$35.2
Increase (decrease) in 2012 from:
Royalty and other income	5.9
Gain on sale of assets	5.8
Other consolidated mining operations	4.7
Reed Minerals	1.5
Other selling, general and administrative expenses	(9.6)
Earnings of unconsolidated mines	(0.3)
2012	$43.2

Operating profit increased to $43.2 million in 2012 from $35.2 million in 2011, primarily as a result of higher royalty and other income, gains on the sale of draglines and land recorded in 2012, an increase in consolidated mining operating results

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

and operating profit contributed by the newly acquired Reed Minerals. The increase in operating profit at the other consolidated mining operations is attributable to increased deliveries as a result of improvements at a customer's power plant in 2012 compared with 2011 and higher limerock dragline mining operating profit due to increased customer requirements. These increases were partially offset by higher other selling, general and administrative expenses, primarily from an increase in employee-related expenses and $2.6 million of acquisition-related costs, including professional fees. Employee-related costs increased primarily due to incentives tied to the significant expansion of NACoal's business through the new Coyote Creek mining contract and the Reed Minerals acquisition.

Net income increased to $32.8 million in 2012 from $29.4 million in 2011 primarily due to the factors affecting operating profit partially offset by an increase in income tax expense due to a shift in the mix of taxable income to entities with higher effective income tax rates.
2011 Compared with 2010
The following table identifies the components of change in revenues for 2011 compared with 2010:

Revenues
2010	$156.8
Decrease in 2011 from:
San Miguel	(45.8)
Consolidated mining operations	(16.9)
Pre-development revenue	(7.6)
Royalty and other income	(4.7)
2011	$81.8

Revenues decreased 47.8% in 2011 to $81.8 million from $156.8 million in 2011 mainly due to the expiration of NACoal's contract at San Miguel at the end of 2010. In addition, the decrease was the result of lower revenues at the consolidated mining operations, the absence of revenue recognized in 2010 related to the reimbursement from Mississippi Power Company for previously recognized costs for pre-development activities and lower royalty and other income. The decrease at the consolidated mining operations was primarily due to a decrease in tons delivered at MLMC as a result of unplanned customer power plant outages in 2011 and reduced customer requirements at the limerock dragline mining operations.
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
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the change in cash flow for the years ended December 31:

	2012	2011	Change
Operating activities:
Net income	$32.8	$29.4	$3.4
Depreciation, depletion and amortization	10.9	7.9	3.0
Deferred income taxes	12.2	(1.8)	14.0
Gain on sale of assets	(6.8)	(1.0)	(5.8)
Other	5.9	1.9	4.0
Working capital changes	(4.8)	(4.7)	(0.1)
Net cash provided by operating activities	50.2	31.7	18.5

Investing activities:
Expenditures for property, plant and equipment	(37.1)	(14.1)	(23.0)
Acquisition of business	(69.3)	—	(69.3)
Proceeds from the sale of assets	35.9	3.4	32.5
Proceeds from note receivable	14.4	—	14.4
Other	(0.2)	—	(0.2)
Net cash used for investing activities	(56.3)	(10.7)	(45.6)

Cash flow before financing activities	$(6.1)	$21.0	$(27.1)
The increase in net cash provided by operating activities was primarily the result of the change in deferred income taxes and net income in 2012 compared with 2011, partially offset by gains on sale of assets recorded in 2012.
The change in net cash used for investing activities was primarily attributable to the acquisition of Reed Minerals in 2012 and an increase in expenditures for property, plant and equipment including the purchase of two draglines in 2012. These items were partially offset by proceeds received from the sale of land and two different draglines in 2012 and proceeds received under a long-term note related to the prior sale of a dragline.

	2012	2011	Change
Financing activities:
Net additions to long-term debt and revolving credit agreements	$34.7	$49.0	$(14.3)
Cash dividends paid to NACCO	(25.6)	(72.9)	47.3
Financing fees paid	—	(0.8)	0.8
Net cash provided by (used for) financing activities	$9.1	$(24.7)	$33.8
The increase in net cash provided by (used for) financing activities during 2012 compared with 2011 was primarily due to a decrease in the amount of cash dividends paid to NACCO in 2012 compared with 2011 partially offset by higher borrowings under the NACoal Facility to fund the acquisition of Reed Minerals and two draglines.
Financing Activities
NACoal has an unsecured revolving line of credit of up to $150.0 million (the “NACoal Facility”) that expires in December 2016. Borrowings outstanding under the NACoal Facility were $110.0 million at December 31, 2012. Therefore, at

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

December 31, 2012, the excess availability under the NACoal Facility was $38.8 million, which reflects a reduction for outstanding letters of credit of $1.2 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios of NACoal, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved, as defined in the NACoal Facility. The applicable margins, effective December 31, 2012, for base rate and LIBOR loans were 0.75% and 1.75%, respectively. The NACoal Facility also has a commitment fee which is also based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.35% on the unused commitment at December 31, 2012. The floating rate of interest applicable to the NACoal Facility at December 31, 2012 was 1.95% including the floating rate margin.
The NACoal Facility also contains restrictive covenants that require, among other things, NACoal to maintain certain debt to EBITDA and interest coverage ratios, and provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 3.0 to 1.0 in conjunction with maintaining unused availability thresholds of borrowing capacity under a minimum interest coverage ratio, as defined in the NACoal Facility, of 4.0 to 1.0. The current level of availability required to pay dividends is $15.0 million. At December 31, 2012, NACoal was in compliance with the financial covenants in the NACoal Facility.
During 2004 and 2005, NACoal issued unsecured notes totaling $45.0 million in a private placement (the “NACoal Notes”), which require annual principal payments of approximately $6.4 million that began in October 2008 and will mature on October 4, 2014. These unsecured notes bear interest at a weighted-average fixed rate of 6.08%, payable semi-annually on April 4 and October 4. The NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. NACoal had $12.9 million of the private placement notes outstanding at December 31, 2012. The NACoal Notes contain certain covenants and restrictions that require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios, and limit dividends to NACCO based upon maintaining a maximum debt to EBITDA ratio of 3.5 to 1.0. At December 31, 2012, NACoal was in compliance with the financial covenants in the NACoal Notes.

NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At December 31, 2012, the balance of the note was $3.5 million and the interest rate was 0.23%.

NACoal believes funds available from the NACoal Facility and operating cash flows will provide sufficient liquidity to finance its operating needs and commitments arising during the next twelve months and until the expiration of the NACoal Facility in December 2016.
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of NACoal as of December 31, 2012:

	Payments Due by Period
Contractual Obligations	Total	2013	2014	2015	2016	2017	Thereafter
NACoal Facility	$110.0	$22.6	$—	$—	$87.4	$—	$—
Variable interest payments on NACoal Facility	6.9	2.0	1.7	1.7	1.5	—	—
NACoal Notes	12.9	6.4	6.5	—	—	—	—
Interest payments on NACoal Notes	1.1	0.7	0.4	—	—	—	—
Other debt	3.5	—	—	—	—	—	3.5
Capital lease obligations, including principal and interest	13.3	1.2	1.4	1.4	1.4	1.4	6.5
Operating leases	41.4	12.8	8.7	6.9	5.7	2.8	4.5
Purchase and other obligations	21.4	21.4	—	—	—	—	—
Total contractual cash obligations	$210.5	$67.1	$18.7	$10.0	$96.0	$4.2	$14.5

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NACoal has a long-term liability of approximately $0.7 million for unrecognized tax benefits, including interest and penalties, as of December 31, 2012. At this time, the Company is unable to make a reasonable estimate of the timing of payments due to, among other factors, the uncertainty of the timing and outcome of its audits.
An event of default, as defined in the NACoal Facility, NACoal Notes and NACoal’s lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred or is anticipated to occur.
NACoal’s variable interest payments are calculated based upon NACoal’s anticipated payment schedule and the December 31, 2012 base rate and applicable margins, as defined in the NACoal Facility. A 1/8% increase in the base rate would increase NACoal’s estimated total interest payments on the NACoal Facility by $0.4 million.
The purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll and incentive compensation.
Pension and postretirement funding can vary significantly each year due to plan amendments, changes in the market value of plan assets, legislation and the Company’s funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension and postretirement funding has not been included in the table above. NACoal does not expect to contribute to its pension plan in 2013. NACoal maintains one supplemental retirement plan that pays monthly benefits to participants directly out of corporate funds and expects to pay benefits of approximately $0.5 million in 2013 and $0.4 million per year from 2014 through 2022. Benefit payments beyond that time cannot currently be estimated. All other pension benefit payments are made from assets of the pension plan. NACoal also expects to make payments related to its other postretirement plans of approximately $0.2 million per year from 2013 through 2022. Benefit payments beyond that time cannot currently be estimated.
NACoal has a long-term liability for mine closing reserves, primarily asset retirement obligations, of approximately $14.2 million that is not included in the table above due to the uncertainty of the timing of payments to settle these liabilities.
Off Balance Sheet Arrangements
NACoal has not entered into any off balance sheet financing arrangements, other than operating leases, which are disclosed in the contractual obligations table above.
Capital Expenditures
Following is a table which summarizes actual and planned capital expenditures:

	Planned	Actual	Actual
	2013	2012	2011
NACoal	$40.5	$37.1	$14.1
Planned expenditures for 2013 include mine equipment and development at existing mines. These expenditures are expected to be funded from internally generated funds and bank borrowings. The increase in capital expenditures in 2012 and 2013 from 2011 levels is due to dragline purchases in 2012 and dragline refurbishment and other capital expenditures related to consolidated mines in 2013.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Capital Structure
NACoal’s capital structure is presented below:

	December 31
	2012	2011	Change
Cash and cash equivalents	$4.3	$1.3	$3.0
Other net tangible assets	166.3	130.9	35.4
Goodwill and coal supply agreements, net	69.8	57.9	11.9
Net assets	240.4	190.1	50.3
Total debt	(138.0)	(94.0)	(44.0)
Total equity	$102.4	$96.1	$6.3
Debt to total capitalization	57%	49%	8%
The increase in other net tangible assets during 2012 is primarily due to the acquisition of Reed Minerals and the purchase of two draglines in 2012, partially offset by the sale of two different draglines and the collection of a note receivable related to the prior sale of a dragline.

Total debt increased $44.0 million primarily due to additional borrowings made during 2012 to fund the acquisition of Reed Minerals.
Total equity increased primarily due to net income of $32.8 million, partially offset by dividends paid to NACCO of $25.6 million and a $0.9 million decrease in accumulated other comprehensive loss in 2012.
OUTLOOK
NACoal expects steady operating performance at its coal mining operations in 2013. Steam coal tons delivered in 2013 are expected to increase over 2012 at both the consolidated and unconsolidated mining operations provided customers achieve currently planned power plant operating levels. However, metallurgical coal sales for Reed Minerals are expected to be below the company's initial expectations as demand for steel is down and customers are reducing inventories. Limerock deliveries are expected to decrease in 2013 compared with 2012 as customer requirements are expected to decline moderately. Demery Resources Company's Five Forks Mine commenced delivering coal to its customer in 2012 and is expected to increase production in 2013, with full production levels expected to be reached in late 2015 or 2016. Royalty income is expected to be lower in 2013 compared with 2012.
Unconsolidated mines currently in development are expected to continue to generate modest income in 2013. The company's four mines in development are also not expected to be at full production for several years. Liberty Fuels is eventually expected to produce approximately 4.5 million tons of lignite coal annually for Mississippi Power Company's new Ratcliffe power plant currently being built in Mississippi. The project is on track for initial coal deliveries in mid-2014. In February 2013, the mining permit needed to commence mining operations at the Caddo Creek Resources Company's project in Texas was issued. Caddo Creek expects to mine approximately 650,000 tons of coal annually and initial deliveries are expected in early 2014. In January 2013, the mining permit needed to commence mining operations at the Camino Real Fuels project in Texas was issued. Camino Real Fuels expects initial deliveries in the third quarter of 2014, and expects to mine approximately 2.7 million tons of coal annually when at full production. In addition, in October 2012, NACoal's subsidiary, Coyote Creek Mining Company, entered into a new agreement with the co-owners of the Coyote Station generation plant to develop a lignite mine in Mercer County, North Dakota. Coyote Creek Mining Company expects to deliver approximately 2.5 million tons of coal annually, beginning in May 2016.
NACoal also has new project opportunities for which it expects to continue to incur additional expenses in 2013. In particular, the company continues to move forward to obtain a permit for its Otter Creek reserve in North Dakota in preparation for the anticipated construction of a new mine.
Overall, NACoal expects net income in 2013 to decrease slightly from 2012 primarily due to the absence of pre-tax gains of approximately $7.0 million from asset sales during 2012. Excluding the effect of the asset sales, operating results are

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

expected to increase compared with 2012 mainly as a result of increased deliveries and lower operating expenses. Cash flow before financing activities for 2013 is expected to be higher than 2012, but not at the levels of 2011 due to an anticipated increase in capital expenditures to support the Reed Minerals operations.
Over the longer term, NACoal expects to continue its efforts to develop new mining projects. The company is actively pursuing domestic opportunities for new or expanded coal mining projects, which include prospects for power generation, coal-to-liquids, coal-to-chemicals, coal gasification, coal drying and other clean coal technologies. Also, the company views its acquisition of Reed Minerals as the first step in a metallurgical coal strategic initiative which includes coal exports. NACoal also continues to pursue additional non-coal mining opportunities, principally in aggregates, and international value-added mining services projects, particularly in India.
HAMILTON BEACH BRANDS, INC.
HBB’s business is seasonal and a majority of revenues and operating profit typically occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday-selling season.
FINANCIAL REVIEW
Operating Results
The results of operations for HBB were as follows for the years ended December 31:

	2012	2011	2010
Revenues	$521.6	$493.0	$515.7
Operating profit	$35.8	$33.8	$45.9
Interest expense	$2.7	$5.2	$7.2
Other expense	$0.3	$0.8	$0.3
Net income	$21.2	$18.4	$24.4
Effective income tax rate	35.4%	33.8%	36.5%
2012 Compared with 2011
The following table identifies the components of change in revenues for 2012 compared with 2011:

Revenues
2011	$493.0
Increase (decrease) in 2012 from:
Unit volume and product mix	28.5
Average sales price	2.2
Foreign currency	(2.1)
2012	$521.6
Revenues increased 5.8% to $521.6 million in 2012 compared with $493.0 million in 2011 primarily due to an increase in sales volumes of higher-priced products in the U.S. consumer retail market, mainly at HBB's mass market retail customers, and higher prices on comparable products sold. The increase in revenues was partially offset by unfavorable foreign currency movements in 2012 compared with 2011.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following table identifies the components of change in operating profit for 2012 compared with 2011:

Operating Profit
2011	$33.8
Increase (decrease) in 2012 from:
Gross profit	6.9
Other selling, general and administrative expenses	(3.2)
Foreign currency	(1.7)
2012	$35.8

HBB's operating profit increased to $35.8 million in 2012 compared with $33.8 million in 2011. Operating profit increased primarily as a result of higher gross profit caused by a shift in sales mix to higher-margin and higher-priced products partially offset by increased product and transportation costs. In addition, operating profit was favorably affected by the absence of a $1.3 million charge during 2011 for the write-off of a capital lease asset no longer being leased and $0.9 million of costs related to moving the HBB distribution center into a larger facility during 2011. The increase in operating profit was partially offset by an increase in other selling, general and administrative expenses mainly due to higher employee-related expenses and unfavorable foreign currency movements.
HBB recognized net income of $21.2 million in 2012 compared with $18.4 million in 2011. The change was mainly due to the increase in operating profit in 2012, lower interest expense primarily due to lower levels of borrowings and lower average interest rates during 2012 compared with 2011.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the change in cash flow for the years ended December 31:

	2012	2011	Change
Operating activities:
Net income	$21.2	$18.4	$2.8
Depreciation and amortization	3.1	4.9	(1.8)
Other	1.9	1.7	0.2
Working capital changes	1.2	(0.8)	2.0
Net cash provided by operating activities	27.4	24.2	3.2

Investing activities:
Expenditures for property, plant and equipment	(3.2)	(3.7)	0.5
Net cash used for investing activities	(3.2)	(3.7)	0.5

Cash flow before financing activities	$24.2	$20.5	$3.7
Net cash provided by operating activities increased $3.2 million in 2012 compared with 2011 primarily due to the increase in net income and the change in working capital, partially offset by a reduction in depreciation and amortization expense. The change in working capital was primarily the result of an increase in accounts payable and accrued payroll in 2012 compared with a decrease in 2011 partially offset by an increase in inventory and accounts receivable in 2012 compared with a decrease in 2011, mainly due to lower levels of inventory and accounts receivable in 2011 from reduced sales volume. Depreciation expense for 2011 includes a charge of $1.3 million for a capital lease asset no longer being leased.

	2012	2011	Change
Financing activities:
Net reductions of long-term debt and revolving credit agreements	$(14.5)	$(60.6)	$46.1
Cash dividends paid to NACCO	(15.0)	—	(15.0)
Financing fees paid	(1.2)	—	(1.2)
Capital contribution from NACCO	—	4.0	(4.0)
Other	—	(0.2)	0.2
Net cash used for financing activities	$(30.7)	$(56.8)	$26.1

The decrease in net cash used for financing activities was primarily the result of repaying $60.6 million of the HBB term loan agreement during 2011. This was partially offset by cash dividends paid to NACCO in 2012 of $15.0 million and the absence of a $4.0 million capital contribution from NACCO in 2011.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Financing Activities
HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires in July 2017. The obligations under the HBB Facility are secured by substantially all of HBB's assets. The approximate book value of HBB's assets held as collateral under the HBB Facility was $215.5 million as of December 31, 2012.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible accounts receivable, inventory and trademarks of the borrowers, as defined in the HBB Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the HBB Facility. A portion of the availability is denominated in Canadian dollars to provide funding to HBB's Canadian subsidiary. Borrowings bear interest at a floating rate, which can be a base rate or LIBOR, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective December 31, 2012, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.50%, respectively. The applicable margins, effective December 31, 2012, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.00% and 1.50%, respectively. The HBB Facility also requires a fee of 0.375% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability and average usage, respectively.

At December 31, 2012, the borrowing base under the HBB Facility was $112.0 million. Borrowings outstanding under the HBB Facility were $39.7 million at December 31, 2012. Therefore, at December 31, 2012, the excess availability under the HBB Facility was $72.3 million. The floating rate of interest applicable to the HBB Facility at December 31, 2012 was 1.98% including the floating rate margin.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to NACCO, subject to achieving availability thresholds. Dividends are limited to (i) $15.0 million from the closing date of the HBB Facility through December 31, 2012, so long as HBB has excess availability, as defined in the HBB Facility, of at least $30.0 million; (ii) the greater of $20.0 million or excess cash flow from the most recently ended fiscal year in each of the two twelve-month periods following the closing date of the HBB Facility, so long as HBB has excess availability under the HBB Facility of not less than $25.0 million and maintains a minimum fixed charge coverage ratio of 1.0 to 1.0, as defined in the HBB Facility; and (iii) in such amounts as determined by HBB subsequent to the second anniversary of the closing date of the HBB Facility, so long as HBB has excess availability under the HBB Facility of not less than $25.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At December 31, 2012, HBB was in compliance with the financial covenants in the HBB Facility.

HBB believes funds available from cash on hand at HBB and the Company, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the HBB Facility expires in July 2017.
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of HBB as of December 31, 2012:

	Payments Due by Period
Contractual Obligations	Total	2013	2014	2015	2016	2017	Thereafter
HBB Facility	$39.7	$12.7	$—	$—	$—	$27.0	$—
Variable interest payments on HBB Facility	10.0	1.7	2.1	2.4	2.5	1.3	—
Purchase and other obligations	163.0	156.2	3.3	1.6	1.9	—	—
Operating leases	29.8	3.6	4.0	4.1	3.7	3.0	11.4
Total contractual cash obligations	$242.5	$174.2	$9.4	$8.1	$8.1	$31.3	$11.4
HBB has a long-term liability of approximately $1.8 million for unrecognized tax benefits, including interest and penalties, as of December 31, 2012. At this time, the Company is unable to make a reasonable estimate of the timing of payments due to, among other factors, the uncertainty of the timing and outcome of its audits.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

An event of default, as defined in the HBB Facility and in HBB’s operating agreements, could cause an acceleration of the payment schedule. No such event of default has occurred under these agreements.
HBB’s interest payments are calculated based upon HBB’s anticipated payment schedule and the December 31, 2012 LIBOR rate and applicable margins, as defined in the HBB Facility. A 1/8% increase in the LIBOR rate would increase HBB’s estimated total interest payments on HBB’s Facility by $0.2 million.
The purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll and incentive compensation.
Pension funding can vary significantly each year due to plan amendments, changes in the market value of plan assets, legislation and the Company’s funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension and postretirement funding has not been included in the table above. Pension benefit payments are made from assets of the pension plans. HBB does not expect to contribute to its pension plans in 2013.
Off Balance Sheet Arrangements
HBB has not entered into any off balance sheet financing arrangements, other than operating leases, which are disclosed in the contractual obligations table above.
Capital Expenditures
Following is a table which summarizes actual and planned capital expenditures:

	Planned	Actual	Actual
	2013	2012	2011
HBB	$4.8	$3.2	$3.7
Planned expenditures for 2013 are primarily for tooling for new products. These expenditures are expected to be funded from internally generated funds and bank borrowings.
Capital Structure
HBB’s capital structure is presented below:

	December 31
	2012	2011	Change
Cash and cash equivalents	$2.8	$9.3	$(6.5)
Other net tangible assets	80.1	79.9	0.2
Net assets	82.9	89.2	(6.3)
Total debt	(39.7)	(54.2)	14.5
Total equity	$43.2	$35.0	$8.2
Debt to total capitalization	48%	61%	(13)%

OUTLOOK
HBB's target consumer, the middle-market mass consumer, continues to struggle with financial and economic concerns. As a result, sales volumes in the middle-market portion of the U.S. small kitchen appliance market in which HBB participates are projected to grow only moderately in 2013 compared with 2012. International and commercial product markets are expected to continue to grow reasonably in 2013 compared with 2012.
HBB continues to focus on strengthening its North American consumer market position through product innovation, promotions, increased placements and branding programs, together with appropriate levels of advertising for the company's highly successful and innovative product lines, with particular focus on single-serve coffee products such as The Scoop® and FlexBrewTM. HBB expects The Scoop®, the Two-Way Brewer and the DurathonTM iron product line, all introduced in late

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

2011, as well as the FlexBrewTM launched in late 2012, to continue to gain market position as broader distribution is attained over time. The company is continuing to introduce innovative products in several small appliance categories. In the first quarter of 2013, HBB expects to launch the Hamilton Beach® Breakfast Sandwich Maker, which provides an innovative and convenient way for consumers to cook breakfast sandwiches quickly at home. These products, as well as other new product introductions in the pipeline for 2013, are expected to increase both revenues and operating profit. As a result of these new products, the company's improving position in commercial and international markets and execution of the company's strategic initiatives, HBB expects to increase volumes and revenues in 2013 compared with 2012 at more than the 2013 market forecast rate of increase.
Overall, HBB expects full year 2013 net income to be comparable to 2012 as anticipated increases in profit from increased revenues are forecasted to be largely offset by expected increases in operating expenses to support HBB's strategic initiatives. Product and transportation costs are currently expected to remain comparable to 2012. However, HBB continues to monitor commodity costs closely and will adjust product prices and product placements, as appropriate, if these costs increase more than anticipated. HBB expects 2013 cash flow before financing activities to be moderately lower than in 2012 due to increased working capital.
Longer term, HBB will work to take advantage of the potential to improve return on sales through economies of scale derived from market growth, strategic partnerships and a focus on its five strategic growth initiatives: (1) enhancing its placements in the North America consumer business through consumer-driven innovative products and strong sales and marketing support, (2) enhancing internet sales by providing best in class retailer support and increased consumer content and engagement, (3) achieving further penetration of the global Commercial market through a commitment to an enhanced global product line for chains and distributors serving the global food service and hospitality markets, (4) expanding internationally in the emerging Asian and Latin American markets by offering products designed specifically for those market needs and by expanding distribution channels and sales and marketing capabilities and (5) entering the "only the best" market with a strong brand and broad product line.
THE KITCHEN COLLECTION, LLC
KC’s business is seasonal and a majority of revenues and operating profit typically occurs in the second half of the year when sales of small electric appliances to consumers increase significantly for the fall holiday-selling season.
FINANCIAL REVIEW
Operating Results
The results of operations for KC were as follows for the years ended December 31:

	2012	2011	2010
Revenues	$224.7	$221.2	$219.6
Operating profit (loss)	$(4.6)	$2.5	$5.9
Interest expense	$0.5	$0.5	$0.3
Other expense	$—	$0.1	$0.1
Net income (loss)	$(3.1)	$1.1	$3.5
Effective income tax rate	39.2%	42.1%	36.4%

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

2012 Compared with 2011
The following table identifies the components of change in revenues for 2012 compared with 2011:

Revenues
2011	$221.2
Increase (decrease) in 2012 from:
New store sales	17.0
KC comparable store sales	0.4
Closed stores	(12.3)
LGC comparable store sales	(1.5)
Other	(0.1)
2012	$224.7
Revenues increased to $224.7 million in 2012 compared with $221.2 million in 2011, primarily as a result of opening new KC stores during the past twelve months. The increase in revenue was partially offset by the effect of closing unprofitable LGC and KC stores since December 31, 2011 and a decrease in comparable store sales at LGC. The decrease in comparable store sales at LGC was mainly attributable to fewer customer visits and a decline in store transactions, partially offset by a higher average sales transaction value.
At December 31, 2012, KC operated 261 stores compared with 276 stores at December 31, 2011. LGC operated 51 stores at December 31, 2012 compared with 61 stores at December 31, 2011. The Kitchen Collection® store count at December 31, 2012 does not include 34 stores that were only open for the holiday-selling season. The company did not utilize the seasonal store format in 2011.
The following table identifies the components of change in operating profit (loss) for 2012 compared with 2011:

Operating Profit (Loss)
2011	$2.5
Increase (decrease) in 2012 from:
KC comparable stores	(2.2)
Selling, general and administrative expenses	(2.2)
Closed stores	(1.5)
LGC comparable stores	(1.1)
Leasehold impairment charge	(0.7)
New stores	(0.1)
Warehouse combination costs	0.7
2012	$(4.6)
KC recorded an operating loss of $4.6 million in 2012 compared with operating profit of $2.5 million in 2011. The operating loss in 2012 was primarily due to lower comparable store results as a result of a shift in sales to lower margin products at both KC and LGC comparable stores and higher employee-related costs at both KC and LGC stores. Higher selling, general and administrative expenses were primarily due to an increase in employee-related expenses, professional fees and real estate taxes. Unfavorable margins at closed stores from the liquidation of inventory contributed to the 2012 operating loss. In addition, KC recorded an impairment charge for leasehold improvements and furniture and fixtures at certain stores in 2012. The operating loss was favorably affected by the absence of costs incurred in 2011 for the relocation of KC's two distribution centers into one larger facility.
KC reported a net loss of $3.1 million in 2012 compared with net income of $1.1 million in 2011 primarily due to the factors affecting the change in operating profit.

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
The following table identifies the components of change in operating profit for 2011 compared with 2010:

Operating Profit
2010	$5.9
Increase (decrease) in 2011 from:
KC comparable stores	(1.7)
Selling, general and administrative expenses	(0.7)
Warehouse combination costs	(0.7)
LGC comparable stores	(0.6)
Closed stores	0.3
2011	$2.5
KC recorded lower operating profit of $2.5 million in 2011 compared with $5.9 million in 2010. The decrease was primarily due to lower comparable store results, primarily at KC stores, as a result of a shift in sales to lower margin products, higher selling, general and administrative expenses and costs incurred in the first quarter of 2011 for the relocation of KC's two distribution centers into one larger facility. The increase in the operating loss was partially offset by the favorable effect of closing unprofitable LGC stores during 2011.
KC reported net income of $1.1 million in 2011 compared with $3.5 million in 2010 primarily due to the factors affecting the change in operating profit.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the change in cash flow for the years ended December 31:

	2012	2011	Change
Operating activities:
Net income (loss)	$(3.1)	$1.1	$(4.2)
Depreciation and amortization	3.6	3.1	0.5
Other	(0.3)	—	(0.3)
Working capital changes	3.6	0.7	2.9
Net cash provided by operating activities	3.8	4.9	(1.1)

Investing activities:
Expenditures for property, plant and equipment	(3.9)	(2.3)	(1.6)
Net cash used for investing activities	(3.9)	(2.3)	(1.6)

Cash flow before financing activities	$(0.1)	$2.6	$(2.7)
Net cash provided by operating activities decreased $1.1 million during 2012 compared with 2011 primarily due to the net loss reported in 2012 partially offset by the change in working capital. The change in working capital was primarily the result of a decrease in inventory in 2012 compared with an increase in inventory in 2011, partially offset by a decrease in accounts payable in 2012 compared with an increase in 2011 as a result of the lower levels of inventory in 2012.
Expenditures for property, plant and equipment increased primarily due to the addition of new KC stores and the remodeling of certain KC stores during 2012.

	2012	2011	Change
Financing activities:
Cash dividends paid to NACCO	$—	$(2.5)	$2.5
Financing fees paid	(0.2)	—	(0.2)
Net cash used for financing activities	$(0.2)	$(2.5)	$2.3
Net cash used for financing activities decreased $2.3 million in 2012 compared with 2011 primarily from the absence of dividends paid to NACCO in 2012.
Financing Activities
KC has a $30.0 million secured revolving line of credit that expires in August 2017 (the “KC Facility”). The obligations under the KC Facility are secured by substantially all assets of KC. The approximate book value of KC's assets held as collateral under the KC Facility was $81.0 million as of December 31, 2012.

The maximum availability under the KC Facility is derived from a borrowing base formula using KC's eligible inventory and eligible credit card accounts receivable, as defined in the KC Facility. Borrowings bear interest at a floating rate plus a margin based on the excess availability under the agreement, as defined in the KC Facility, which can be either a base rate plus a margin of 1.00% or LIBOR plus a margin of 2.00% as of December 31, 2012. The KC Facility also requires a fee of 0.375% per annum on the unused commitment.

At December 31, 2012, the borrowing base under the KC Facility was $27.0 million. There were no borrowings outstanding under the KC Facility at December 31, 2012. Therefore, at December 31, 2012, the excess availability under the KC Facility was $27.0 million.

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

KC believes funds available from cash on hand at KC and the Company, the KC Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the KC Facility expires in August 2017.
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of KC as of December 31, 2012:

	Payments Due by Period
Contractual Obligations	Total	2013	2014	2015	2016	2017	Thereafter
Purchase and other obligations	$42.8	$42.8	$—	$—	$—	$—	$—
Operating leases	84.2	21.9	16.5	12.8	9.5	6.6	16.9
Total contractual cash obligations	$127.0	$64.7	$16.5	$12.8	$9.5	$6.6	$16.9
Debt repayments are not included in the table above as there were no borrowings outstanding under the KC Facility at December 31, 2012. An event of default, as defined in KC’s operating lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred under these agreements.
The purchase and other obligations are primarily for accounts payable, open purchase orders, accrued payroll and incentive compensation.
Off Balance Sheet Arrangements
KC has not entered into any off balance sheet financing arrangements, other than operating leases, which are disclosed in the contractual obligations table above.
Capital Expenditures
Following is a table which summarizes actual and planned capital expenditures:

	Planned	Actual	Actual
	2013	2012	2011
KC	$3.5	$3.9	$2.3
Planned expenditures in 2013 for property, plant and equipment are primarily for store fixtures and equipment at new or existing stores and improvements to KC’s information technology infrastructure. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Capital Structure
KC’s capital structure is presented below.

	December 31
	2012	2011	Change
Cash and cash equivalents	$11.5	$11.8	$(0.3)
Other net tangible assets	32.1	34.9	(2.8)
Net assets	43.6	46.7	(3.1)
Total debt	—	—	—
Total equity	$43.6	$46.7	$(3.1)
Debt to total capitalization	(a)	(a)	(a)
(a)Debt to total capitalization is not meaningful.

OUTLOOK
Consumer traffic to outlet mall locations declined in 2012, especially in the fourth quarter. Prospects for 2013 remain uncertain, but are expected to improve over 2012 levels. The middle market consumer remains under pressure due to financial and economic concerns, and those concerns are expected to continue to dampen consumer sentiment and limit consumer spending levels for Kitchen Collection's target customer in 2013. As a result, Kitchen Collection expects 2013 revenues to be comparable to 2012, although the company expects to maintain a lower number of stores through much of 2013 than in 2012.
Overall, KC expects modest net income for the 2013 full year and positive cash flow before financing activities compared with a net loss and essentially break even cash flow before financing in 2012. The net effect of the anticipated closing of a number of stores early in 2013 and the anticipated opening of new stores during the second half of 2013 are expected to contribute to improved results. Also, enhanced sales per store and product margins are expected as a result of improvements in store formats and layouts, and further refinements of promotional offers and merchandise mix at both the Kitchen Collection® and Le Gourmet Chef® stores. During 2012, KC reformatted many of its stores to promote a value and trend message at the front of its stores, which is expected, with some further adjustments, to drive an increased number of customers into its locations. The company completed format changes at all of its Le Gourmet Chef® stores in the first half of 2012 and completed the remodeling of a total of 82 Kitchen Collection® stores in 2012. Feedback to date on these changes is favorable, but reduced traffic in 2012 made it difficult to determine their longer-term impact. In addition, these changes resulted in higher up-front costs during 2012 and the liquidation of a substantial amount of inventory, both of which are not expected to recur in 2013. As these new formats gain traction, they are expected to improve margins and income in 2013.
Longer term, KC plans to focus on comparable store sales growth and creating a solid store portfolio. KC expects to accomplish these goals through enhancing sales volume and profitability through refinement of its formats and ongoing review of specific product offerings, merchandise mix, store displays and appearance, while improving inventory efficiency and store inventory controls. The company will also continue to evaluate and, as lease contracts permit, close underperforming and loss-generating stores. In the near term, KC expects to concentrate its growth on increasing the number of Kitchen Collection® stores, with store expansion expected to be focused on identifying the best positions in the best outlet malls for Kitchen Collection® stores. At such time as adequate profit prospects are demonstrated by the Le Gourmet Chef® format, the company's expansion focus will shift to increasing the number of these stores as well. KC also expects to explore other growth opportunities in textiles and gourmet foods, as well as in e-commerce.

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
FINANCIAL REVIEW
Operating Results
The results of operations at NACCO and Other were as follows for the years ended December 31:

	2012	2011	2010
Revenues	$—	$—	$—
Operating loss	$(7.0)	$(7.3)	$(10.8)
Other (income) expense	$4.6	$(56.1)	$20.7
Net income (loss)	$(7.7)	$30.7	$(20.4)
2012 Compared with 2011

NACCO and Other recognized an operating loss of $7.0 million in 2012 compared with an operating loss of $7.3 million in 2011. The change was primarily due to lower professional fees, partially offset by an increase in employee-related costs in 2012 compared with 2011.

The change in other (income) expense in 2012 compared with 2011 was primarily due to the settlement of the Applica litigation, as discussed in the Applica Transaction section below. NACCO and Other recognized a net loss of $7.7 million in 2012 compared with a net income of $30.7 million in 2011 primarily due to the factors affecting the operating loss and other (income) expense.
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

Hyster-Yale Spin-Off

On September 28, 2012, the Company completed the spin-off of Hyster-Yale, a former subsidiary. To complete the spin-off, the Company distributed one share of Hyster-Yale Class A common stock and one share of Hyster-Yale Class B common stock to NACCO stockholders for each share of NACCO Class A common stock or Class B common stock they owned. As a result of the spin-off, the financial position, results of operations and cash flows of Hyster-Yale are reflected as discontinued operations for all periods presented through the date of the spin-off in the Consolidated Financial Statements.

In connection with the spin-off of Hyster-Yale, NACCO and Other recognized expenses of $3.4 million, $3.0 million after-tax, in 2012 which are reflected as discontinued operations in the Consolidated Statements of Operations.

In connection with the spin-off of Hyster-Yale, the Company and Hyster-Yale entered into a Transition Services Agreement ("TSA"). Under the terms of the TSA, the Company will obtain various services from Hyster-Yale, including accounting and tax services, and provide various services to Hyster-Yale on a transitional basis, as needed, for varying periods after the spin-off.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

None of the transition services is expected to exceed one year. The Company or Hyster-Yale may extend the initial transition period for a period of up to three months for any service upon 30 days written notice to the other party prior to the initial termination date. The Company expects to pay net aggregate fees to Hyster-Yale of no more than $0.6 million over the initial term of the TSA. The Company recognized $0.2 million of expense for transition services in 2012.

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

Share Repurchase Program
On November 8, 2011, the Company announced that the Company's Board of Directors approved the repurchase of up to $50 million of the Company's outstanding Class A common stock. The timing and amount of any repurchases will be determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives and market conditions for the Company's Class A common stock. The original authorization for the repurchase program expired on December 31, 2012; however, in November 2012 the Company's Board of Directors approved an extension of the stock repurchase program through December 31, 2013. The share repurchase program does not require the Company to acquire any specific number of shares. It may be modified, suspended, extended or terminated by the Company at any time without prior notice and may be executed through open market purchases, privately negotiated transactions or otherwise. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so. As of December 31, 2012, the Company had repurchased $5.2 million of Class A common stock under this program.
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
Litigation costs related to the failed transaction with Applica were $2.8 million and $18.8 million in 2011 and 2010, respectively.
Management Fees
The management fees charged to operating subsidiaries represent an allocation of corporate overhead of the parent company. Management fees are allocated among all subsidiaries based upon the relative size and complexity of each subsidiary. The Company believes the allocation method is consistently applied and reasonable.
Following are the parent company management fees included in each subsidiary’s selling, general and administrative expenses for the years ended December 31:

	2012	2011	2010
NACoal	$4.1	$3.8	$4.1
HBB	$2.5	$3.3	$4.0
KC	$0.3	$0.1	$0.1

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of NACCO and Other as of December 31, 2012:

Contractual Obligations	Total	2013	2014	2015	2016	2017	Thereafter
Operating leases	$2.8	$0.3	$0.3	$0.3	$0.3	$0.3	$1.3
Purchase and other obligations	8.4	8.4	—	—	—	—	—
Total contractual cash obligations	$11.2	$8.7	$0.3	$0.3	$0.3	$0.3	$1.3
Pension and postretirement funding can vary significantly each year due to plan amendments, changes in the market value of plan assets, legislation and the Company’s funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension and postretirement funding has not been included in the table above. NACCO and Other maintains one supplemental retirement plan that pays monthly benefits to participants directly out of corporate funds. Annual benefit payments are expected to be less than $0.1 million per year over the next ten years. Benefit payments beyond that time cannot currently be estimated. All other pension benefit payments are made from assets of the pension plan. NACCO does not expect to contribute to its pension plan during 2013.
The purchase and other obligations are primarily for accounts payable, open purchase orders, accrued payroll and incentive compensation.
NACCO and Other has a long-term liability for mine closing reserves, primarily asset retirement obligations, of approximately $19.9 million that is not included in the table above due to the uncertainty of the timing of payments to settle these liabilities.
Off Balance Sheet Arrangements
NACCO has not entered into any off balance sheet financing arrangements, other than operating leases, which are disclosed in the contractual obligations table above.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Capital Structure
NACCO’s consolidated capital structure is presented below:

	December 31
	2012	2011	Change
Cash and cash equivalents	$139.9	$153.7	$(13.8)
Other net tangible assets	264.4	231.1	33.3
Goodwill and coal supply agreements, net	69.8	57.9	11.9
Net assets - continuing operations	474.1	442.7	31.4
Net assets - discontinued operations	—	523.1	(523.1)
Total net assets	474.1	965.8	(491.7)

Debt - continuing operations	(177.7)	(148.2)	(29.5)
Debt - discontinued operations	—	(226.0)	226.0
Total debt	(177.7)	(374.2)	196.5

Closed mine obligations, net of tax	(15.0)	(14.6)	(0.4)
Total equity	$281.4	$577.0	$(295.6)
Debt to total capitalization - continuing operations	39%	35%	4%

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

On January 1, 2012, the Company adopted authoritative guidance issued by the FASB on the presentation of comprehensive income. The guidance provides an entity with the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity. As this guidance is related to presentation only, the adoption of this guidance did not have any effect on the Company's financial position, results of operations or cash flows.

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
EFFECTS OF FOREIGN CURRENCY
HBB operates internationally and enters into transactions denominated in foreign currencies. As a result, the Company is subject to the variability that arises from exchange rate movements. The effects of foreign currency on operating results at HBB is discussed above. The Company’s use of foreign currency derivative contracts is discussed in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of this Form 10-K.
ENVIRONMENTAL MATTERS
The Company’s previous manufacturing operations, like those of other companies engaged in similar businesses, involved the use, disposal and cleanup of substances regulated under environmental protection laws. The Company’s NACoal and Bellaire subsidiaries are affected by the regulations of agencies under which they operate, particularly the Federal Office of Surface Mining, the United States Environmental Protection Agency and associated state regulatory authorities. In addition, NACoal and Bellaire closely monitor proposed legislation concerning SMCRA, CAA, reauthorization of the Resource Conservation and Recovery Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Endangered Species Act and other regulatory actions.
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

North American Coal: (1) the successful integration of the Reed Minerals acquisition, (2) changes in the demand for and market prices of metallurgical coal produced at the Reed Minerals operations, (3) changes in tax laws or regulatory requirements, including changes in mining or power plant emission regulations and health, safety or environmental legislation, (4) changes in costs related to geological conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (5) regulatory actions, changes in mining permit requirements or delays in obtaining mining permits that could affect deliveries to customers, (6) weather conditions, extended power plant outages or other events that would change the level of customers' coal or limerock requirements, which would have an adverse effect on results of operations, (7) weather or equipment problems that could affect deliveries to customers, (8) changes in the power industry that would affect demand for North American Coal's reserves, (9) changes in the costs to reclaim current North American Coal mining areas, (10) costs to pursue and develop new mining opportunities, (11) legal challenges related to Mississippi Power's Ratcliffe Plant in Mississippi, (12) changes or termination of a long-term mining contract, or a customer default under a contract and (13) increased competition, including consolidation within the industry.

Hamilton Beach: (1) changes in the sales prices, product mix or levels of consumer purchases of small electric appliances, (2) changes in consumer retail and credit markets, (3) bankruptcy of or loss of major retail customers or suppliers, (4) changes in costs, including transportation costs, of sourced products, (5) delays in delivery of sourced products, (6) changes in or unavailability of quality or cost effective suppliers, (7) exchange rate fluctuations, changes in the foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which Hamilton Beach buys, operates and/or sells products, (8) product liability, regulatory actions or other litigation, warranty claims or returns of products, (9) customer acceptance of, changes in costs of, or delays in the development of new products, (10) increased competition, including consolidation within the industry and (11) changes mandated by federal, state and other regulation, including health, safety or environmental legislation.

Kitchen Collection: (1) changes in gasoline prices, weather conditions, the level of consumer confidence and disposable income as a result of economic conditions, unemployment rates or other events or conditions that may adversely affect the number of customers visiting Kitchen Collection® and Le Gourmet Chef® stores, (2) changes in the sales prices, product mix or levels of consumer purchases of kitchenware, small electric appliances and gourmet foods, (3) changes in costs, including transportation costs, of inventory, (4) delays in delivery or the unavailability of inventory, (5) customer acceptance of new products, (6) the anticipated impact of the opening of new stores, the ability to renegotiate existing leases and effectively and efficiently close unprofitable stores, (7) increased competition and (8) changes in health care benefits that could adversely affect costs or required staffing levels.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
The Company's subsidiaries, NACoal, HBB and KC, have entered into certain financing arrangements that require interest payments based on floating interest rates. As such, the Company's financial results are subject to changes in the market rate of interest. There is an inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. To reduce the exposure to changes in the market rate of interest, the Company has entered into interest rate swap agreements for a portion of its floating rate financing arrangements. The Company does not enter into interest rate swap agreements for trading purposes. Terms of the interest rate swap agreements require the subsidiaries to receive a variable interest rate and pay a fixed interest rate. See Note 2 and Note 8 to the Consolidated Financial Statements in this Form10-K.
In addition, NACoal has fixed rate debt arrangements. For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its liabilities. NACoal's fixed rate debt arrangements have a fair value based on Company estimates of $13.7 million at December 31, 2012. Assuming a hypothetical 10% decrease in the effective interest yield on this fixed rate debt, the fair value of this liability would increase by less than $0.1 million compared with the fair value of this liability at December 31, 2012. The fair value of the Company's interest rate swap agreements was a liability of $0.5 million at December 31, 2012. A hypothetical 10% decrease in interest rates would cause an increase of less than $0.1 million in the fair value of interest rate swap agreements and the resulting fair value would be a liability of $0.5 million.
FOREIGN CURRENCY EXCHANGE RATE RISK
HBB operates internationally and enters into transactions denominated in foreign currencies, principally the Canadian dollar and, to a lesser extent, the Mexican peso. As such, HBB's financial results are subject to the variability that arises from exchange rate movements. HBB uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts generally mature within twelve months and require the companies to buy or sell Canadian dollars. See also Notes 2 and Note 8 to the Consolidated Financial Statements in this Form 10-K.
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. Assuming a hypothetical 10% weakening of the U.S. dollar compared with the Canadian dollar at December 31, 2012, the fair value of foreign currency-sensitive financial instruments, which represents forward foreign currency exchange contracts, would be decreased by $1.0 million compared with its fair value at December 31, 2012. It is important to note that the change in fair value indicated in this sensitivity analysis would be somewhat offset by changes in the fair value of the underlying receivables and payables.
COMMODITY PRICE RISK
The Company uses certain commodities, including steel and diesel fuel, in the normal course of its mining processes. As such, the cost of operations is subject to variability as the market for these commodities changes. The Company monitors this risk and, from time to time, enters into derivative contracts to hedge this risk. The Company does not currently have any such derivative contracts outstanding, nor does the Company have any significant purchase obligations to obtain fixed quantities of commodities in the future.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is set forth in the Financial Statements and Supplementary Data contained in Part IV of this Form 10-K and is hereby incorporated herein by reference to such information.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with accountants on accounting and financial disclosure for the three-year period ended December 31, 2012.

Item 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures: An evaluation was carried out under the supervision and with the participation of the Company's management, including the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, these officers have concluded that the Company's disclosure controls and procedures are effective. Management has excluded Reed Minerals from its assessment of the Company's disclosure controls and procedures because it was acquired on August 31, 2012.
Management's report on internal control over financial reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2012. As noted above in our evaluation of disclosure controls and procedures, management has excluded Reed Minerals from its assessment of the effectiveness of the Company's internal control over financial reporting.  Reed Minerals represented 13% of the Company's total assets as of December 31, 2012 and 3% of revenues for the year ended December 31, 2012. The Company's effectiveness of internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 15 of this Form 10-K and incorporated herein by reference.
Changes in internal control: There have been no changes in the Company's internal control over financial reporting, that occurred during the fourth quarter of 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company acquired Reed Minerals on August 31, 2012, and is currently in the process of integrating Reed Minerals operations, processes and internal controls. See Note 20 to the Consolidated Financial Statements for additional information regarding the acquisition.
Item 9B. OTHER INFORMATION
None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to Directors of the Company will be set forth in the 2013 Proxy Statement under the subheadings “Business to be Transacted — 1. Election of Directors — Director Nominee Information,” which information is incorporated herein by reference.
Information with respect to the audit review committee and the audit review committee financial expert will be set forth in the 2013 Proxy Statement under the heading “Business to be Transacted — 1. Election of Directors — Directors’ Meetings and Committees,” which information is incorporated herein by reference.
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Company's Directors, executive officers and holders of more than ten percent of the Company's equity securities will be set forth in the 2013 Proxy Statement under the subheading “Business to be Transacted — 1. Election of Directors — Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.
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
Item 11. EXECUTIVE COMPENSATION
Information with respect to executive compensation will be set forth in the 2013 Proxy Statement under the subheadings “Business to be Transacted — 1. Election of Directors — Director Compensation” and “— Executive Compensation,” which information is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2013 Proxy Statement under the heading “Beneficial Ownership of Class A Common and Class B Common,” which information is incorporated herein by reference.
Information with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance will be set forth in the 2013 Proxy Statement under the subheading “Business to be Transacted — 1. Election of Directors — Equity Compensation Plan Information," which information is incorporated herein by reference.
The following table sets forth information as of December 31, 2012 with respect to our compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Class A Shares:	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	N/A	489,875
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	—	489,875
Class B Shares:
Equity compensation plans approved by security holders	—	N/A	80,100
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	—	80,100

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to certain relationships and related transactions will be set forth in the 2013 Proxy Statement under the subheadings “Business to be Transacted — 1. Election of Directors — Directors’ Meetings and Committees” and “— Certain Business Relationships,” which information is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services will be set forth in the 2013 Proxy Statement under the heading “Business to be Transacted — 3. Ratification of Appointment of Independent Registered Public Accounting Firm for the Current Fiscal Year,” which information is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) and (2) The response to Item 15(a)(1) and (2) is set forth beginning at page F-1 of this Form 10-K.
(a) (3) Listing of Exhibits — See the exhibit index beginning at page X-1 of this Form 10-K.
(b) The response to Item 15(b) is set forth beginning at page X-1 of this Form 10-K.
(c) Financial Statement Schedules — The response to Item 15(c) is set forth beginning at page F-45 of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NACCO Industries, Inc.
By:	/s/ J.C. Butler, Jr.
J.C. Butler, Jr.
Senior Vice President - Finance, Treasurer and Chief Administrative Officer (principal financial officer and principal accounting officer)

March 6, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alfred M. Rankin, Jr.	Chairman, President and Chief Executive Officer (principal executive officer), Director	March 6, 2013
Alfred M. Rankin, Jr.

/s/ J.C. Butler, Jr.	Senior Vice President - Finance, Treasurer and Chief Administrative Officer (principal financial officer and principal accounting officer)	March 6, 2013
J.C. Butler, Jr.

* John P. Jumper	Director	March 6, 2013
John P. Jumper

* Dennis W. LaBarre	Director	March 6, 2013
Dennis W. LaBarre

* Richard de J. Osborne	Director	March 6, 2013
Richard de J. Osborne

* James A. Ratner	Director	March 6, 2013
James A. Ratner

* Britton T. Taplin	Director	March 6, 2013
Britton T. Taplin

* David F. Taplin	Director	March 6, 2013
David F. Taplin

* John F. Turben	Director	March 6, 2013
John F. Turben

* David B. H. Williams	Director	March 6, 2013
David B. H. Williams

* J.C. Butler, Jr., by signing his name hereto, does hereby sign this Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.

/s/ J.C. Butler, Jr.	March 6, 2013
J.C. Butler, Jr., Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a)(1) AND (2), AND ITEM 15(c)
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULES
YEAR ENDED DECEMBER 31, 2012
NACCO INDUSTRIES, INC.
CLEVELAND, OHIO

FORM 10-K
ITEM 15(a)(1) AND (2)
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
The following consolidated financial statements of NACCO Industries, Inc. and Subsidiaries are incorporated by reference in Item 8:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm — For each of the three years in the period ended December 31, 2012.	F-3
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm on Internal Control over Financial Reporting — Year ended December 31, 2012.	F-4
Consolidated Statements of Operations — Year ended December 31, 2012, 2011 and 2010.	F-5
Consolidated Statements of Comprehensive Income (Loss) — Year ended December 31, 2012, 2011 and 2010.	F-6
Consolidated Balance Sheets — December 31, 2012 and December 31, 2011.	F-7
Consolidated Statements of Cash Flows — Year ended December 31, 2012, 2011 and 2010.	F-8
Consolidated Statements of Equity — Year ended December 31, 2012, 2011 and 2010.	F-9
Notes to Consolidated Financial Statements.	F-10
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of NACCO Industries, Inc.
We have audited the accompanying consolidated balance sheets of NACCO Industries, Inc. and Subsidiaries (collectively “the Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NACCO Industries, Inc. and Subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NACCO Industries, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
March 6, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of NACCO Industries, Inc.
We have audited NACCO Industries, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NACCO Industries, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management's report on internal control over financial reporting in Item 9A of the Form 10-K. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
As indicated in the accompanying management's report on internal control over financial reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Reed Minerals, which is included in the 2012 consolidated financial statements of NACCO Industries, Inc. and Subsidiaries and constituted 13% of total assets as of December 31, 2012 and 3% of revenues for the year then ended. Our audit of internal control over financial reporting of NACCO Industries, Inc. and Subsidiaries also did not include an evaluation of the internal control over financial reporting of Reed Minerals.
In our opinion, NACCO Industries, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NACCO Industries, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2012 of NACCO Industries, Inc. and Subsidiaries, and our report dated March 6, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
March 6, 2013

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2012	2011	2010
	(In millions, except per share data)
Revenues	$873.4	$790.4	$885.6
Cost of sales	647.5	580.8	639.2
Gross Profit	225.9	209.6	246.4
Earnings of unconsolidated mines	45.2	45.5	43.4
Operating Expenses
Selling, general and administrative expenses	210.4	192.0	195.8
Gain on sale of assets	(6.8)	(1.0)	(0.2)
	203.6	191.0	195.6
Operating Profit	67.5	64.1	94.2
Other (income) expense
Interest expense	6.1	8.7	10.8
Income from other unconsolidated affiliates	(1.6)	(1.4)	—
Applica settlement and litigation costs	—	(57.2)	18.8
Closed mine obligations	4.6	1.0	1.9
Other	0.4	0.7	—
	9.5	(48.2)	31.5
Income Before Income Taxes	58.0	112.3	62.7
Income tax provision	15.8	32.8	15.6
Income From Continuing Operations	42.2	79.5	47.1
Discontinued operations, net of tax expense of $7.6, $18.9 and $1.8 in 2012, 2011 and 2010, respectively	66.5	82.6	32.4
Net Income	$108.7	$162.1	$79.5

Basic Earnings per Share:
Continuing operations	$5.04	$9.49	$5.66
Discontinued operations	7.93	9.85	3.89
Basic Earnings per Share	$12.97	$19.34	$9.55

Diluted Earnings per Share:
Continuing operations	$5.02	$9.46	$5.65
Discontinued operations	7.90	9.82	3.88
Diluted Earnings per Share	$12.92	$19.28	$9.53

Comprehensive Income	$118.2	$146.5	$61.6
See Notes to Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2012	2011	2010
	(In millions)
Net Income	$108.7	$162.1	$79.5
Other comprehensive income (loss)
Foreign currency translation adjustment	0.4	(14.9)	(6.7)
Current period cash flow hedging activity, net of $2.4 tax expense in 2012, $0.2 tax expense in 2011 and $3.3 tax benefit in 2010	7.7	2.4	(3.7)
Reclassification of hedging activities into earnings, net of $2.7 tax expense in 2012, $2.6 tax expense in 2011 and $4.2 tax expense in 2010	(2.8)	9.2	(8.8)
Current period pension and postretirement plan adjustment, net of $1.6 tax benefit in 2012, $7.3 tax benefit in 2011, and $1.6 tax benefit in 2010	(1.7)	(19.0)	(3.8)
Reclassification of pension and postretirement adjustments into earnings, net of $2.0 tax expense in 2012, $1.8 tax expense in 2011 and $1.3 tax expense in 2010	5.9	6.7	5.1
Comprehensive Income	$118.2	$146.5	$61.6
See Notes to Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2012	2011
	(In millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$139.9	$153.7
Accounts receivable, net of allowances of $16.2 in 2012 and $14.3 in 2011	121.2	96.7
Accounts receivable from affiliates	28.1	4.0
Inventories, net	169.4	161.3
Deferred income taxes	15.3	24.5
Prepaid expenses and other	11.4	10.6
Assets held for sale	1.5	31.4
Current assets of discontinued operations	—	893.9
Total Current Assets	486.8	1,376.1
Property, Plant and Equipment, Net	183.0	107.2
Goodwill	6.4	—
Coal Supply Agreements and Other Intangibles, Net	63.4	57.9
Other Non-current Assets	36.7	48.9
Long-term Assets of Discontinued Operations	—	218.6
Total Assets	$776.3	$1,808.7
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$127.5	$94.2
Revolving credit agreements of subsidiaries — not guaranteed by the parent company	35.3	67.0
Current maturities of long-term debt of subsidiaries — not guaranteed by the parent company	7.0	6.7
Accrued payroll	24.2	19.1
Other current liabilities	33.2	42.8
Current liabilities of discontinued operations	—	661.4
Total Current Liabilities	227.2	891.2
Long-term Debt of Subsidiaries — not guaranteed by the parent company	135.4	74.5
Mine closing reserves	29.0	18.2
Pension and other Postretirement Obligations	24.4	29.3
Long-term Deferred Income Taxes	27.3	20.0
Other Long-term Liabilities	51.6	39.8
Long-term Liabilities of Discontinued Operations	—	158.7
Total Liabilities	494.9	1,231.7
Stockholders’ Equity
Common stock:
Class A, par value $1 per share, 6,770,689 shares outstanding (2011 - 6,778,346 shares outstanding)	6.8	6.8
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,582,310 shares outstanding (2011 - 1,595,581 shares outstanding)	1.6	1.6
Capital in excess of par value	24.5	22.7
Retained earnings	313.6	619.7
Accumulated other comprehensive income (loss)	(65.1)	(74.6)
Total Stockholders’ Equity	281.4	576.2
Noncontrolling Interest	—	0.8
Total Equity	281.4	577.0
Total Liabilities and Equity	$776.3	$1,808.7
See Notes to Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2012	2011	2010
	(In millions)
Operating Activities
Net income	$108.7	$162.1	$79.5
Discontinued operations	66.5	82.6	32.4
Income from continuing operations	42.2	79.5	47.1

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	18.0	16.4	18.3
Amortization of deferred financing fees	1.1	1.2	1.2
Deferred income taxes	14.6	(0.1)	9.6
(Gain) loss on sale of assets	(6.8)	(1.0)	(0.2)
Other non-current liabilities	1.3	6.2	(7.0)
Other	11.8	—	(24.1)
Working capital changes, excluding the effect of business acquisition:
Accounts receivable	(19.1)	10.2	(18.5)
Inventories	(2.8)	4.4	(26.2)
Other current assets	(1.0)	(2.0)	2.6
Accounts payable	23.9	(11.4)	20.6
Other current liabilities	(8.8)	(2.8)	(7.8)
Net cash provided by operating activities of continuing operations	74.4	100.6	15.6
Net cash provided by operating activities of discontinued operations	68.7	54.6	47.5

Investing Activities
Expenditures for property, plant and equipment	(44.7)	(20.2)	(15.8)
Acquisition of business	(69.3)	—	—
Proceeds from the sale of assets	35.9	3.4	19.9
Proceeds from note receivable	14.4	—	—
Other	—	—	(1.4)
Net cash provided by (used for) investing activities of continuing operations	(63.7)	(16.8)	2.7
Net cash used for investing activities of discontinued operations	(10.5)	(15.9)	(8.5)

Financing Activities
Reductions of long-term debt	(62.5)	(69.1)	(8.6)
Net additions to revolving credit agreements	82.7	57.5	2.5
Cash dividends paid	(45.1)	(17.8)	(17.4)
Cash dividends received from Hyster-Yale	5.0	10.0	5.0
Purchase of treasury shares	(3.2)	(2.1)	—
Financing fees paid	(1.4)	(0.8)	(0.4)
Other	—	(0.2)	—
Net cash used for financing activities of continuing operations	(24.5)	(22.5)	(18.9)
Net cash used for financing activities of discontinued operations	(98.9)	(19.5)	(24.4)

Effect of exchange rate changes on cash of discontinued operations	0.8	(3.8)	(8.3)
Cash and Cash Equivalents
Increase (decrease) for the year	(53.7)	76.7	5.7
Net (increase) decrease related to discontinued operations	39.9	(15.4)	(6.3)
Balance at the beginning of the year	153.7	92.4	93.0
Balance at the end of the year	$139.9	$153.7	$92.4
See Notes to Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension and Postretirement Plan Adjustment	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(In millions, except per share data)
Balance, January 1, 2010	$6.7	$1.6	$16.1	$413.3	$34.8	$3.5	$(79.4)	$396.6	$0.5	$397.1
Stock-based compensation	0.1	—	6.4	—	—	—	—	6.5	—	6.5
Shares issued under stock compensation plans	—	—	0.5	—	—	—	—	0.5	—	0.5
Net income attributable to stockholders	—	—	—	79.5	—	—	—	79.5	—	79.5
Cash dividends on Class A and Class B common stock: $2.0850 per share	—	—	—	(17.4)	—	—	—	(17.4)	—	(17.4)
Current period other comprehensive income (loss)	—	—	—	—	0.4	(3.7)	(3.8)	(7.1)	—	(7.1)
Reclassification adjustment to net income	—	—	—	—	—	(8.8)	5.1	(3.7)	—	(3.7)
Sale of certain Hyster-Yale operations	—	—	—	—	(7.1)	—	—	(7.1)	—	(7.1)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Noncontrolling interest share of contributions to joint venture	—	—	(0.4)	—	—	—	—	(0.4)	0.4	—
Balance, December 31, 2010	$6.8	$1.6	$22.6	$475.4	$28.1	$(9.0)	$(78.1)	$447.4	$0.8	$448.2
Stock-based compensation	—	—	1.7	—	—	—	—	1.7	—	1.7
Shares issued under stock compensation plans	—	—	0.5	—	—	—	—	0.5	—	0.5
Purchase of treasury shares	—	—	(2.1)	—	—	—	—	(2.1)	—	(2.1)
Net income attributable to stockholders	—	—	—	162.1	—	—	—	162.1	—	162.1
Cash dividends on Class A and Class B common stock: $2.1200 per share	—	—	—	(17.8)	—	—	—	(17.8)	—	(17.8)
Current period other comprehensive income (loss)	—	—	—	—	(14.9)	2.4	(19.0)	(31.5)	—	(31.5)
Reclassification adjustment to net income	—	—	—	—	—	9.2	6.7	15.9	—	15.9
Balance, December 31, 2011	$6.8	$1.6	$22.7	$619.7	$13.2	$2.6	$(90.4)	$576.2	$0.8	$577.0
Stock-based compensation	—	—	4.2	—	—	—	—	4.2	—	4.2
Shares issued under stock compensation plans	—	—	0.7	—	—	—	—	0.7	—	0.7
Purchase of treasury shares	—	—	(3.1)	—	—	—	—	(3.1)	—	(3.1)
Net income	—	—	—	108.7	—	—	—	108.7	—	108.7
Cash dividends on Class A and Class B common stock: $5.3775 per share	—	—	—	(45.1)	—	—	—	(45.1)	—	(45.1)
Stock dividend	—	—	—	(369.7)	—	—	—	(369.7)	(0.8)	(370.5)
Current period other comprehensive income (loss)	—	—	—	—	0.4	7.7	(1.7)	6.4	—	6.4
Reclassification adjustment to net income	—	—	—	—	—	(2.8)	5.9	3.1	—	3.1
Balance, December 31, 2012	$6.8	$1.6	$24.5	$313.6	$13.6	$7.5	$(86.2)	$281.4	$—	$281.4
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

The North American Coal Corporation and its affiliated companies (collectively, “NACoal”) mine and market steam and metallurgical coal for use in power generation and steel production and provide selected value-added mining services for other natural resources companies. Hamilton Beach Brands, Inc. (“HBB”) is a leading designer, marketer and distributor of small electric household appliances, as well as commercial products for restaurants, bars and hotels. The Kitchen Collection, LLC (“KC”) is a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States. On September 28, 2012, the Company spun-off Hyster-Yale Materials Handling, Inc. ("Hyster-Yale"), a former subsidiary. The financial position, results of operations and cash flows of Hyster-Yale are reflected as discontinued operations for all periods presented through the date of the spin-off. See Note 3 for further details regarding the spin-off.

NACoal has two consolidated mining operations: Mississippi Lignite Mining Company (“MLMC”) and Reed Minerals, Inc. ("Reed Minerals"). NACoal has ten wholly owned unconsolidated subsidiaries that each meet the definition of a variable interest entity: The Coteau Properties Company ("Coteau"); The Falkirk Mining Company ("Falkirk"); The Sabine Mining Company ("Sabine" and collectively with Coteau and Falkirk, the "project mining subsidiaries"); Demery Resources Company, LLC (“Demery”); Caddo Creek Resources Company, LLC (“Caddo Creek”); Coyote Creek Mining, LLC (“Coyote Creek”), Camino Real Fuels, LLC (“Camino Real”); Liberty Fuels Company, LLC (“Liberty”); NoDak Energy Services, LLC ("NoDak"); and North American Coal Corporation India Private Limited ("NACC India"). The project mining subsidiaries were developed between 1974 and 1981 and operate lignite coal mines under long-term contracts with various utility customers. These project mining subsidiaries are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed. The obligations of the project mining subsidiaries are without recourse to NACCO and NACoal. Demery, Caddo Creek, Camino Real, Liberty and NoDak were formed during 2008 and 2009. NACC India was formed during 2011. Coyote Creek was formed during 2012. Demery, Caddo Creek, Coyote Creek, Camino Real and Liberty (collectively with the project mining subsidiaries, the "unconsolidated mines") were formed to develop, construct and operate surface mines under long-term contracts. NoDak was formed to operate and maintain a coal processing facility. NACC India was formed to provide technical advisory services to the third-party owners of a coal mine in India. The contracts with the unconsolidated operations' customers provide for reimbursement at a price based on actual costs plus an agreed pre-tax profit per ton of coal sold or actual costs plus a management fee. Although NACoal owns 100% of the equity and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities or absorb any expected losses without additional support from the customers. The customers have a controlling financial interest and have the power to direct the activities that most significantly affect the economic performance of the entities. As a result, NACoal is not the primary beneficiary and therefore does not consolidate these entities' financial position or results of operations. The taxes resulting from the unconsolidated entities are solely the responsibility of the Company. The pre-tax income from the unconsolidated mines is reported on the line “Earnings of unconsolidated mines” in the Consolidated Statements of Operations, with related taxes included in the provision for income taxes. The Company has included the pre-tax earnings of the unconsolidated mines above operating profit as they are an integral component of the Company's business and operating results. The pre-tax income from NoDak is reported on the line "Income from other unconsolidated affiliates" in the "Other (income) expense" section of the Consolidated Statement of Operations, with the related income taxes included in the provision for income taxes. The net income from NACC India is reported on the line "Income from other unconsolidated affiliates" in the "Other (income) expense" section of the Consolidated Statements of Operations. The unconsolidated mines are accounted for under the equity method. See Note 19 for further discussion.

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
Property, Plant and Equipment, Net: Property, plant and equipment are recorded at cost. Depreciation, depletion and amortization are provided in amounts sufficient to amortize the cost of the assets, including assets recorded under capital leases, over their estimated useful lives using the straight-line method. Buildings and building improvements are depreciated using a 40 year life or, at NACoal, over the life of the mine, which is 30 years. Estimated lives for machinery and equipment range from three to 15 years. Leasehold improvements are depreciated over the shorter of the estimated useful life or the term of the lease. The units-of-production method is used to amortize certain tooling for sourced products and certain coal-related assets based on estimated recoverable tonnages. Repairs and maintenance costs are generally expensed when incurred. Asset retirement costs associated with asset retirement obligations are capitalized with the carrying amount of the related long-lived asset and depreciated over the asset's estimated useful life.
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
Goodwill: Goodwill represents the excess purchase price paid over the fair value of the net assets acquired. The Company evaluates the carrying value of goodwill for impairment annually and between annual evaluations if changes in circumstances or the occurrence of certain events indicate potential impairment. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit's carrying amount. Impairment exists when the carrying amount of the goodwill exceeds its implied fair value.
Coal Supply Agreements and Other Intangibles, Net: The coal supply agreements represent long-term supply agreements with NACoal's customers and are recorded based on the fair value at the date of acquisition. The coal supply agreements are amortized based on units of production or straight line over the life of the agreements, which range from 8 to 30 years. The Company reviews identified intangible assets for impairment when changes in circumstances or the occurrence of certain events indicate potential impairment.
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
Revenue Recognition: Revenues are generally recognized when title transfers and risk of loss passes to the customer. Under its mining contracts, the Company recognizes revenue as the coal or limerock is delivered. Revenues at HBB are recognized when customer orders are completed and shipped. Revenues at KC are recognized at the point of sale when payment is made and customers take possession of the merchandise in stores.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The Company's products generally are not sold with the right of return. Based on the Company's historical experience, a portion of KC and HBB products sold are estimated to be returned due to reasons such as buyer remorse, duplicate gifts received, product failure and excess inventory stocked by the customer, which, subject to certain terms and conditions, the Company will agree to accept. The Company records estimated reductions to revenues at the time of the sale based upon this historical experience and the limited right of return provided to the Company's customers.
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
Advertising Costs: Advertising costs, except for direct response advertising, are expensed as incurred. Total advertising expense was $16.5 million, $13.5 million and $8.1 million in 2012, 2011 and 2010, respectively. Included in these advertising costs are amounts related to cooperative advertising programs at HBB that are recorded as a reduction of sales in the Consolidated Statements of Operations as related revenues are recognized. Direct response advertising, which consists primarily of costs to produce television commercials for HBB products, is capitalized and amortized over the expected period of future benefits. No assets related to direct response advertising were capitalized at December 31, 2012 or 2011.
Product Development Costs: Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to $7.5 million, $7.4 million and $7.6 million in 2012, 2011 and 2010, respectively.
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
Stock Compensation: The Company maintains long-term incentive programs at all of its subsidiaries. The parent company has stock compensation plans that allow the grant of shares of Class A common stock, subject to restrictions, as a means of retaining and rewarding selected employees for long-term performance and to increase ownership in the Company. Shares awarded under the plans are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends at the earliest of (i) five years after the participant's retirement date, (ii) ten years from the award date, or (iii) the participant's death or permanent disability. Pursuant to the plans, the Company issued 72,566 and 18,805 shares related to the years ended December 31, 2012 and 2011, respectively. After the issuance of these shares, there were 249,882 shares of Class A common stock available for issuance under these plans. Compensation expense related to these share awards was $4.4 million ($2.8 million net of tax), $1.7 million ($1.1 million net of tax) and $6.5 million ($4.2 million net of tax) for the years ended December 31, 2012, 2011 and 2010, respectively. Compensation expense represents fair value based on the market price of the shares of Class A common stock at the grant date.
The Company also has a stock compensation plan for non-employee directors of the Company under which a portion of the non-employee directors’ annual retainer is paid in restricted shares of Class A common stock. For the year ended December 31, 2012, $69,000 of the non-employee directors’ annual retainer of $125,000 was paid in restricted shares of Class A common stock. For the year ended December 31, 2011, $49,500 of the non-employee directors’ annual retainer of $90,000 was paid in restricted shares of Class A common stock. For the year ended December 31, 2010, $29,250 of the non-employee directors’ annual retainer of $53,626 was paid in restricted shares of Class A common stock. Shares awarded under the plan are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends at the earliest of (i) ten years from the award date, (ii) the date of the director's death or permanent disability, (iii) five years (or earlier with the approval of the Board of Directors) after the director's date of retirement from the Board of Directors, or (iv) the date of the participant's retirement from the Board of Directors and the director has reached 70 years of age. Pursuant to this plan, the Company issued 8,944, 4,938 and 3,039 shares related to the years ended December 31, 2012, 2011 and 2010, respectively. In addition to the mandatory retainer fee received in restricted stock, directors may elect to receive shares of Class A common stock in lieu of cash for up to 100% of the balance of their annual retainer, meeting attendance fees, committee retainer and any committee

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

chairman's fees. These voluntary shares are not subject to any restrictions. Total shares issued under voluntary elections were 1,991 in 2012, 1,356 in 2011, and 944 in 2010. After the issuance of these shares, there were 83,814 shares of Class A common stock available for issuance under this plan. Compensation expense related to these awards was $0.8 million ($0.5 million net of tax), $0.5 million ($0.3 million net of tax) and $0.3 million ($0.2 million net of tax) for the years ended December 31, 2012, 2011 and 2010, respectively. Compensation expense represents fair value based on the market price of the shares of Class A common stock at the grant date.
Foreign Currency: Assets and liabilities of foreign operations are translated into U.S. dollars at the fiscal year-end exchange rate. The related translation adjustments are recorded as a separate component of stockholders’ equity. Revenues and expenses of all foreign operations are translated using average monthly exchange rates prevailing during the year.
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
See Note 9 for further discussion of derivative financial instruments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

On January 1, 2012, the Company adopted authoritative guidance issued by the FASB on the presentation of comprehensive income. The guidance provides an entity with the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity. As this guidance is related to presentation only, the adoption of this guidance did not have any effect on the Company's financial position, results of operations or cash flows.

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

Accounting Standards Not Yet Adopted:

In February 2013, the FASB issued authoritative guidance on the presentation of comprehensive income, which is effective for the Company on January 1, 2013. The guidance provides an entity with the option to (i) present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and (ii) cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense. The Company does not expect the adoption of the guidance to have a material effect on its financial position, results of operations, cash flows or related disclosures.

Reclassifications: Certain amounts in the prior periods’ Consolidated Financial Statements have been reclassified to conform to the current period's presentation.

NOTE 3—Other Transactions

During 2012, Coyote Creek, an indirect subsidiary of the Company, entered into a Lignite Sales Agreement (the “LSA”) with Otter Tail Power Company (“OTP”), a wholly owned subsidiary of Otter Tail Corporation, and with OTP's co-owners in the Coyote Station baseload generation plant, Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc., Northern Municipal Power Agency and NorthWestern Corporation. Under the LSA, NACoal will develop a lignite mine in Mercer County, North Dakota and deliver to the Coyote Station co-owners, as an exclusive supplier, the annual fuel requirements of the Coyote Station plant (expected to be approximately 2.5 million tons annually starting in 2016). The term of the LSA consists of two periods: (i) the development period, which is from October 10, 2012 until on or around May 5, 2016, and (ii) the production period, which is from the last day of the development period until December 31, 2040. The production period is subject to automatic 5-year extensions unless either party gives notice of its desire not to extend the LSA or the lignite at the mine is exhausted. Included in "Accounts receivable from affiliates" on the Consolidated Balance Sheet is $24.8 million due from Coyote Creek, primarily for the purchase of a dragline from NACoal.
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

During 2010 and 2011, NACoal entered into agreements to sell $31.4 million of assets, primarily two draglines. During 2012, NACoal sold the draglines for $31.2 million and recognized a gain on the sale of one dragline of $3.3 million. These assets were previously reported as held for sale on the statement of financial position. Also during 2012, NACoal recognized a gain of $3.5 million from the sale of land.

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
NACCO and Other: In 2006, the Company initiated litigation in the Delaware Chancery Court against Applica Incorporated ("Applica") and individuals and entities affiliated with Applica's shareholder, Harbinger Capital Partners Master Fund, Ltd. The litigation alleged a number of contract and tort claims against the defendants related to the Company's failed transaction with Applica, which had been previously announced. On February 14, 2011, the parties to this litigation entered into a settlement agreement. The settlement agreement provided for, among other things, the payment of $60.0 million to the Company and dismissal of the lawsuit with prejudice. The payment was received in February 2011. Litigation costs related to this matter were $2.8 million and $18.8 million in 2011 and 2010, respectively.

Hyster-Yale Spin-Off: On September 28, 2012, the Company spun-off Hyster-Yale, a former subsidiary. To complete the spin-off, the Company distributed one share of Hyster-Yale Class A common stock and one share of Hyster-Yale Class B common stock to NACCO stockholders for each share of NACCO Class A common stock or Class B common stock owned. In accordance with the applicable authoritative accounting guidance, the Company accounted for the spin-off based on the carrying value of Hyster-Yale.

In connection with the spin-off of Hyster-Yale, the Company and Hyster-Yale entered into a Transition Services Agreement ("TSA"). Under the terms of the TSA, the Company will obtain various services from Hyster-Yale, including accounting and tax services, and provide various services to Hyster-Yale on a transitional basis, as needed, for varying periods after the spin-off.

None of the transition services is expected to exceed one year. The Company or Hyster-Yale may extend the initial transition period for a period of up to three months for any service upon 30 days written notice to the other party prior to the initial termination date. The Company expects to pay net aggregate fees to Hyster-Yale of no more than $0.6 million over the initial term of the TSA. The Company recognized $0.2 million of expense for transition services in 2012.

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

As a result of the spin-off, the financial position, results of operations and cash flows of Hyster-Yale are reflected as discontinued operations through the date of the spin-off in the Consolidated Financial Statements.

In connection with the spin-off of Hyster-Yale, NACCO and Other recognized expenses of $3.4 million, $3.0 million after-tax, for the year ended December 31, 2012, which is reflected as discontinued operations in the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Discontinued operations includes the following results of Hyster-Yale for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Revenues	$1,817.1	$2,540.8	$1,801.9
Net income	$65.6	$82.6	$32.4
Basic earnings per share	$7.82	$9.85	$3.89
Diluted earnings per share	$7.81	$9.82	$3.88

NOTE 4—Inventories
Inventories are summarized as follows:

	December 31
	2012	2011
Coal - NACoal	$17.3	$13.1
Mining supplies - NACoal	13.6	11.1
Total inventories at weighted average	30.9	24.2
Sourced inventories - HBB	84.8	75.6
Retail inventories - KC	53.7	61.5
Total inventories at FIFO	138.5	137.1
	$169.4	$161.3

NOTE 5—Property, Plant and Equipment, Net
Property, plant and equipment, net includes the following:

	December 31
	2012	2011
Coal lands and real estate:
NACoal	$67.6	$36.7
HBB	0.2	0.2
	67.8	36.9
Plant and equipment:
NACoal	149.9	99.7
HBB	42.9	41.0
KC	29.5	29.1
NACCO and Other	4.3	6.5
	226.6	176.3
Property, plant and equipment, at cost	294.4	213.2
Less allowances for depreciation, depletion and amortization	111.4	106.0
	$183.0	$107.2
Total depreciation, depletion and amortization expense on property, plant and equipment was $15.2 million, $14.3 million and $14.8 million during 2012, 2011, and 2010, respectively. Depreciation expense for 2012 includes an impairment charge of $0.7 million for leasehold improvements and furniture and fixtures at KC. Depreciation expense for 2011 includes a charge of $1.3 million for a capital lease asset no longer being leased at HBB.
Proven and probable coal reserves, excluding the unconsolidated mines, approximated 1.2 billion tons (unaudited) at December 31, 2012 and 1.3 billion tons (unaudited) at December 31, 2011. These tons are reported on an as received by the customer basis and are the equivalent of “demonstrated reserves” under the coal resource classification system of the U.S. Geological Survey. Generally, these reserves would be commercially mineable at year-end prices and cost levels, using current technology and mining practices.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 6—Intangible Assets
As described in Note 20, NACoal acquired Reed Minerals on August 31, 2012 for a preliminary purchase price of approximately $73.3 million, which includes preliminary estimated contingent consideration of up to $4.0 million. Of the preliminary purchase price, $8.2 million was allocated to identifiable intangible assets, including a coal supply agreement of $7.3 million and other intangibles of $0.9 million. Preliminary goodwill is $6.4 million. The allocation of the purchase price is preliminary as the Company has not yet finalized its analysis of the fair value of the contingent consideration and income taxes. Changes in the assumptions used to calculate the preliminary fair values will affect the allocation of the purchase price to the assets and liabilities of the acquisition. Accordingly, the preliminary amount allocated to goodwill is subject to change.
Intangible assets other than goodwill, which are subject to amortization, consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance at December 31, 2012
Coal supply agreements	$91.5	$(29.0)	$62.5
Other intangibles	0.9	—	0.9
	$92.4	$(29.0)	$63.4
Balance at December 31, 2011
Coal supply agreement	$84.2	$(26.3)	$57.9
During 2010, NACoal finalized an agreement with Mississippi Power Company to provide lignite coal from its Liberty Mine to the a power plant currently being built in Mississippi. Upon the execution of this agreement, the Company determined that its intangible asset at the Mississippi Lignite Mining Company was impaired. Accordingly, the Company recorded an impairment charge of $0.7 million for other intangible assets at NACoal during 2010.
Amortization expense for intangible assets was $2.8 million, $2.1 million and $3.5 million in 2012, 2011 and 2010, respectively. Amortization expense for 2010 includes an impairment charge of $0.7 million for other intangible assets at NACoal.
Expected annual amortization expense of other intangible assets for the next five years is as follows: $3.8 million in 2013, $3.6 million in 2014 and $3.8 million in 2015, 2016 and 2017, respectively. The weighted average amortization period for intangible assets is approximately 28 years.
NOTE 7—Asset Retirement Obligations
NACoal's asset retirement obligations are principally for costs to dismantle certain mining equipment at the end of the life of the mine as well as for costs to close its surface mines and reclaim the land it has disturbed as a result of its normal mining activities. The Company determined the amounts of these obligations based on estimates adjusted for inflation, projected to the estimated closure dates, and then discounted using a credit-adjusted risk-free interest rate. The accretion of the liability is being recognized over the estimated life of each individual asset retirement obligation and is recorded in the line “Cost of sales” in the accompanying Consolidated Statements of Operations. The associated asset is recorded in “Property, Plant and Equipment, net” in the accompanying Consolidated Balance Sheets.
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

In connection with Bellaire's normal permit renewal with the Pennsylvania Department of Environmental Protection ("DEP"), it was notified during 2004 that in order to obtain renewal of the permit it would be required to establish a mine water treatment trust (the "Trust"). On October 1, 2010, Bellaire executed a Post-Mining Treatment Trust Consent Order and Agreement (“Consent”) with the DEP which established the Trust to provide a financial assurance mechanism in order to assure the long-term treatment of post-mining discharges. Bellaire agreed to initially fund the Trust with approximately $5.0 million. Bellaire

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

funded $2.5 million during 2010 upon execution of the Consent and the remaining $2.5 million in 2011. The fair value of the trust assets are $5.4 million at December 31, 2012 and are legally restricted for purposes of settling the Bellaire asset retirement obligation. The fair value was obtained using quoted market prices in active markets for identical assets, or Level 1 in the fair value hierarchy.
A reconciliation of the beginning and ending aggregate carrying amount of the asset retirement obligations are as follows:

	NACoal	Bellaire	NACCO Consolidated
Balance at January 1, 2011	$5.1	$13.9	$19.0
Liabilities settled during the period	—	(0.8)	(0.8)
Accretion expense	0.4	0.9	1.3
Revision of estimated cash flows	—	(0.4)	(0.4)
Balance at December 31, 2011	$5.5	$13.6	$19.1
Liabilities acquired with the Reed Minerals acquisition	9.0	—	9.0
Liabilities settled during the period	—	(1.5)	(1.5)
Accretion expense	0.6	1.6	2.2
Revision of estimated cash flows	—	2.7	2.7
Balance at December 31, 2012	$15.1	$16.4	$31.5
The revision of estimated cash flows for the year ended December 31, 2012 is due to increases in future estimated operating costs, including changes in state regulations related to water treatment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 8—Current and Long-Term Financing
Financing arrangements are obtained and maintained at the subsidiary level. NACCO has not guaranteed any borrowings of its subsidiaries.
The following table summarizes the Company's available and outstanding borrowings:

	December 31
	2012	2011
Total outstanding borrowings:
Revolving credit agreements:
HBB	$39.7	$—
NACoal	110.0	67.0
	$149.7	$67.0
Capital lease obligations and other term loans:
HBB	$—	$54.2
NACoal	15.2	7.7
	15.2	61.9
Private Placement Notes — NACoal	12.8	19.3
Total debt outstanding	$177.7	$148.2
Current portion of borrowings outstanding:
HBB	$12.7	$—
NACoal	29.6	73.7
	$42.3	$73.7
Long-term portion of borrowings outstanding:
HBB	$27.0	$54.2
NACoal	108.4	20.3
	$135.4	$74.5
Total available borrowings, net of limitations, under revolving credit agreements:
HBB	$112.0	$88.2
KC	27.0	27.0
NACoal	148.8	148.8
	$287.8	$264.0
Unused revolving credit agreements:
HBB	$72.3	$88.2
KC	27.0	27.0
NACoal	38.8	81.8
	$138.1	$197.0
Weighted average stated interest rate on total borrowings:
HBB	1.9%	2.8%
NACoal	2.4%	2.8%
Weighted average effective interest rate on total borrowings (including interest rate swap agreements):
HBB	4.3%	5.7%
NACoal	2.4%	2.8%
Annual maturities of total debt, excluding capital leases, are as follows:

2013	$29.0
2014	6.4
2015	—
2016	87.4
2017	39.7
Thereafter	3.5
$166.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Interest paid on total debt was $5.5 million, $8.5 million and $10.8 million during 2012, 2011 and 2010, respectively. Interest capitalized was $0.2 million in 2010. No interest was capitalized in 2012 or 2011.
HBB: HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires in July 2017. The obligations under the HBB Facility are secured by substantially all of HBB's assets. The approximate book value of HBB's assets held as collateral under the HBB Facility was $215.5 million as of December 31, 2012.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible accounts receivable, inventory and trademarks of the borrowers, as defined in the HBB Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the HBB Facility. A portion of the availability is denominated in Canadian dollars to provide funding to HBB's Canadian subsidiary. Borrowings bear interest at a floating rate, which can be a base rate or LIBOR, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective December 31, 2012, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.50%, respectively. The applicable margins, effective December 31, 2012, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.00% and 1.50%, respectively. The HBB Facility also requires a fee of 0.375% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability and average usage, respectively.

At December 31, 2012, the borrowing base under the HBB Facility was $112.0 million. Borrowings outstanding under the HBB Facility were $39.7 million at December 31, 2012. Therefore, at December 31, 2012, the excess availability under the HBB Facility was $72.3 million. The floating rate of interest applicable to the HBB Facility at December 31, 2012 was 1.98% including the floating rate margin.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to NACCO, subject to achieving availability thresholds. Dividends are limited to (i) $15.0 million from the closing date of the HBB Facility through December 31, 2012, so long as HBB has excess availability, as defined in the HBB Facility, of at least $30.0 million; (ii) the greater of $20.0 million or excess cash flow from the most recently ended fiscal year in each of the two twelve-month periods following the closing date of the HBB Facility, so long as HBB has excess availability under the HBB Facility of not less than $25.0 million and maintains a minimum fixed charge coverage ratio of 1.0 to 1.0, as defined in the HBB Facility; and (iii) in such amounts as determined by HBB subsequent to the second anniversary of the closing date of the HBB Facility, so long as HBB has excess availability under the HBB Facility of not less than $25.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At December 31, 2012, HBB was in compliance with the financial covenants in the HBB Facility.

HBB incurred fees and expenses of $1.2 million in the year ended December 31, 2012 related to the HBB Facility. These fees were deferred and are being amortized as interest expense in the Consolidated Statements of Operations over the term of the HBB Facility.
KC: KC has a $30.0 million secured revolving line of credit that expires in August 2017 (the “KC Facility”). The obligations under the KC Facility are secured by substantially all assets of KC. The approximate book value of KC's assets held as collateral under the KC Facility was $81.0 million as of December 31, 2012.

The maximum availability under the KC Facility is derived from a borrowing base formula using KC's eligible inventory and eligible credit card accounts receivable, as defined in the KC Facility. Borrowings bear interest at a floating rate plus a margin based on the excess availability under the agreement, as defined in the KC Facility, which can be either a base rate plus a margin of 1.00% or LIBOR plus a margin of 2.00% as of December 31, 2012. The KC Facility also requires a fee of 0.375% per annum on the unused commitment.

At December 31, 2012, the borrowing base under the KC Facility was $27.0 million. There were no borrowings outstanding under the KC Facility at December 31, 2012. Therefore, at December 31, 2012, the excess availability under the KC Facility was $27.0 million.

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

KC incurred fees and expenses of approximately $0.2 million and $0.4 million in 2012 and 2010, respectively, related to the KC Facility. These fees were deferred and are being amortized as interest expense in the Consolidated Statements of Operations over the term of the KC Facility. No similar fees were incurred in 2011.
NACoal: NACoal has an unsecured revolving line of credit of up to $150.0 million (the “NACoal Facility”) that expires in December 2016. Borrowings outstanding under the NACoal Facility were $110.0 million at December 31, 2012. Therefore, at December 31, 2012, the excess availability under the NACoal Facility was $38.8 million, which reflects a reduction for outstanding letters of credit of $1.2 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios of NACoal, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved, as defined in the NACoal Facility. The applicable margins, effective December 31, 2012, for base rate and LIBOR loans were 0.75% and 1.75%, respectively. The NACoal Facility also has a commitment fee which is also based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.35% on the unused commitment at December 31, 2012. The floating rate of interest applicable to the NACoal Facility at December 31, 2012 was 1.95% including the floating rate margin.
The NACoal Facility also contains restrictive covenants that require, among other things, NACoal to maintain certain debt to EBITDA and interest coverage ratios, and provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 3.0 to 1.0 in conjunction with maintaining unused availability thresholds of borrowing capacity under a minimum interest coverage ratio, as defined in the NACoal Facility, of 4.0 to 1.0. The current level of availability required to pay dividends is $15.0 million. At December 31, 2012, NACoal was in compliance with the financial covenants in the NACoal Facility.
During 2004 and 2005, NACoal issued unsecured notes totaling $45.0 million in a private placement (the “NACoal Notes”), which require annual principal payments of approximately $6.4 million that began in October 2008 and will mature on October 4, 2014. These unsecured notes bear interest at a weighted-average fixed rate of 6.08%, payable semi-annually on April 4 and October 4. The NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. NACoal had $12.9 million of the private placement notes outstanding at December 31, 2012. The NACoal Notes contain certain covenants and restrictions that require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios, and limit dividends to NACCO based upon maintaining a maximum debt to EBITDA ratio of 3.5 to 1.0. At December 31, 2012, NACoal was in compliance with the financial covenants in the NACoal Notes.

NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At December 31, 2012, the balance of the note was $3.5 million and the interest rate was 0.23%.
NACoal incurred fees and expenses of approximately $0.8 million in the year ended December 31, 2011 related to the NACoal Facility. These fees were deferred and are being amortized as interest expense in the Consolidated Statements of Operations over the term of the NACoal Facility. No similar fees were incurred in 2012 or 2010.
NOTE 9—Financial Instruments and Derivative Financial Instruments
Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account subsidiary credit risk, which is Level 2 as defined in the fair value hierarchy. At December 31, 2012, the fair value of revolving credit agreements and long-term debt, excluding capital leases, was $166.8 million compared with the book value of $166.0 million. At December 31, 2011, the fair value of revolving credit agreements and long-term debt, excluding capital leases, was $146.1 million compared with the book value of $145.3 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable and derivatives. HBB maintains significant accounts receivable balances with several large retail customers. At December 31, 2012 and 2011, receivables from HBB's five largest customers represented 48.8% and 49.0%, respectively, of the Company's net accounts receivable. In addition, under its mining contracts, NACoal recognizes revenue and a related receivable as coal or limerock is delivered or predevelopment services are provided. These mining contracts provide for monthly settlements. HBB and NACoal's significant credit concentration is uncollateralized; however, historically minimal credit losses have been incurred. To further reduce credit risk associated with accounts receivable, the Company performs periodic credit evaluations of its customers, but does not generally require advance payments or collateral. The Company enters into derivative contracts with high-quality financial institutions and limits the amount of credit exposure to any one institution.
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
Foreign Currency Derivatives: HBB held forward foreign currency exchange contracts with total notional amounts of $10.5 million, respectively, at December 31, 2012, denominated in Canadian dollars. HBB held forward foreign currency exchange contracts with total notional amounts of $15.6 million, respectively, at December 31, 2011, primarily denominated in Canadian dollars. The fair value of these contracts approximated a net liability of less than $0.1 million and net asset $0.4 million at December 31, 2012 and 2011, respectively.
Forward foreign currency exchange contracts that qualify for hedge accounting are used to hedge transactions expected to occur within the next twelve months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at December 31, 2012, less than $0.1 million of the amount included in OCI is expected to be reclassified as expense into the Consolidated Statement of Operations over the next twelve months, as the transactions occur.
Interest Rate Derivatives: HBB has interest rate swaps that hedge interest payments on its three-month LIBOR borrowings. The following table summarizes the notional amounts, related rates and remaining terms of interest rate swap agreements active at December 31:

	Notional Amount		Average Fixed Rate		Remaining Term at
	2012	2011	2012	2011	December 31, 2012
HBB	$25.0	$40.0	4.0%	4.6%	extending to June 2013
The fair value of all interest rate swap agreements was a net liability of $0.5 million and $1.5 million at December 31, 2012 and 2011, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at December 31, 2012, $0.3 million of the amount included in OCI is expected to be reclassified as expense into the Consolidated Statement of Operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements. The interest rate swap agreements held by HBB on December 31, 2012 are expected to continue to be effective as hedges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following table summarizes the fair value of derivative instruments at December 31 as recorded in the Consolidated Balance Sheets:

	Asset Derivatives			Liability Derivatives
	Balance sheet location	2012	2011	Balance sheet location	2012	2011
Derivatives designated as hedging instruments
Interest rate swap agreements
Current	Other current liabilities	$—	$—	Other current liabilities	$0.5	$1.1
Long-term	Other long-term liabilities	—	—	Other long-term liabilities	—	0.4
Foreign currency exchange contracts
Current	Prepaid expenses and other	—	0.4	Prepaid expenses and other	—	—
Total derivatives designated as hedging instruments		$—	$0.4		$0.5	$1.5
The following table summarizes the pre-tax impact of derivative instruments for each year ended December 31 as recorded in the Consolidated Statements of Operations:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative Portion and Amount Excluded from Effectiveness Testing)
	2012	2011	2010		2012	2011	2010		2012	2011	2010
Interest rate swap agreements	$(0.1)	$(0.4)	$(2.1)	Interest expense	$(1.2)	$(2.0)	$(3.7)	N/A	$—	$—	$—

Foreign currency exchange contracts	(0.3)	1.7	0.1	Cost of sales	0.1	0.9	(0.1)	N/A	—	—	—
Total	$(0.4)	$1.3	$(2.0)		$(1.1)	$(1.1)	$(3.8)		$—	$—	$—

		Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	2012	2011	2010
Interest rate swap agreements	Other	$—	$—	$—
Foreign currency exchange contracts	Cost of sales or Other	(0.2)	(0.1)	—
Total		$(0.2)	$(0.1)	$—

NOTE 10—Leasing Arrangements
The Company leases certain office, manufacturing and warehouse facilities, retail stores and machinery and equipment under noncancellable capital and operating leases that expire at various dates through 2026. Many leases include renewal and/or fair value purchase options.
Future minimum capital and operating lease payments at December 31, 2012 are:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	Capital Leases	Operating Leases
2013	$1.2	$38.6
2014	1.5	29.4
2015	1.5	24.0
2016	1.4	19.2
2017	1.4	12.6
Subsequent to 2017	6.5	34.1
Total minimum lease payments	13.5	$157.9
Amounts representing interest	1.8
Present value of net minimum lease payments	11.7
Current maturities	0.5
Long-term capital lease obligation	$11.2
Rental expense for all operating leases was $42.9 million, $40.9 million and $41.3 million for 2012, 2011 and 2010, respectively. The Company also recognized $0.6 million, $0.8 million and $0.9 million for 2012, 2011 and 2010, respectively, in rental income on subleases of equipment under operating leases in which it was the lessee.
Assets recorded under capital leases are included in property, plant and equipment and consist of the following:

	December 31
	2012	2011
Plant and equipment	$12.3	$3.0
Less accumulated amortization	0.7	0.1
	$11.6	$2.9
Amortization of plant and equipment under capital leases is included in depreciation expense in each of the years ended December 31, 2012, 2011 and 2010.
Capital lease obligations of $9.3 million and $3.0 million were incurred in connection with lease agreements to acquire plant and equipment during 2012 and 2011, respectively. No capital lease obligations were incurred in 2010.
NOTE 11—Contingencies

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

At December 31, 2012, HBB had accrued approximately $4.7 million for environmental investigation and remediation activities at these sites. In addition, HBB estimates that it is reasonably possible that it may incur additional expenses in the range of zero to $3.2 million related to the environmental investigation and remediation at these sites.

NOTE 12—Product Warranties

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
Changes in the Company's current and long-term warranty obligations, including deferred revenue on extended warranty contracts, are as follows:

	2012	2011
Balance at January 1	$4.2	$4.1
Warranties issued	6.4	5.7
Settlements made	(6.4)	(5.6)
Balance at December 31	$4.2	$4.2

NOTE 13—Common Stock and Earnings per Share
NACCO Industries, Inc. Class A common stock is traded on the New York Stock Exchange under the ticker symbol “NC.” Because of transfer restrictions on Class B common stock, no trading market has developed, or is expected to develop, for the Company's Class B common stock. The Class B common stock is convertible into Class A common stock on a one-for-one basis at any time at the request of the holder. The Company's Class A common stock and Class B common stock have the same cash dividend rights per share. The Class A common stock has one vote per share and the Class B common stock has ten votes per share. The total number of authorized shares of Class A common stock and Class B common stock at December 31, 2012 was 25,000,000 shares and 6,756,176 shares, respectively. Treasury shares of Class A common stock totaling 1,430,843 and 1,409,915 at December 31, 2012 and 2011, respectively, have been deducted from shares outstanding.
Stock Options: The 1975 and 1981 stock option plans, as amended, provide for the granting to officers and other key employees of options to purchase Class A common stock and Class B common stock of the Company at a price not less than the market value of such stock at the date of grant. Options become exercisable over a four-year period and expire ten years from the date of the grant. During the three-year period ending December 31, 2012, there were 80,701 shares of Class A common stock and 80,100 shares of Class B common stock available for grant. However, no options were granted during the three-year period ended December 31, 2012 and no options remain outstanding at the end of any of the years ended December 31, 2012, 2011 and 2010. At present, the Company does not intend to issue additional stock options.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The weighted average number of shares of Class A common stock and Class B common stock outstanding used to calculate basic and diluted earnings per share were as follows:

	2012	2011	2010
Basic weighted average shares outstanding	8.384	8.383	8.328
Dilutive effect of restricted stock awards	0.030	0.025	0.016
Diluted weighted average shares outstanding	8.414	8.408	8.344

Continuing operations	$5.04	$9.49	$5.66
Discontinued operations	7.93	9.85	3.89
Basic earnings per share	$12.97	$19.34	$9.55

Continuing operations	$5.02	$9.46	$5.65
Discontinued operations	7.90	9.82	3.88
Diluted earnings per share	$12.92	$19.28	$9.53

NOTE 14—Income Taxes
The components of income before income taxes and provision for income taxes for the years ended December 31 are as follows:

	2012	2011	2010
Income before income taxes
Domestic	$53.1	$107.0	$59.6
Foreign	4.9	5.3	3.1
	$58.0	$112.3	$62.7
Income tax provision
Current tax provision (benefit):
Federal	$(1.8)	$28.7	$3.9
State	1.5	2.5	1.4
Foreign	1.5	1.7	0.7
Total current	1.2	32.9	6.0
Deferred tax provision (benefit):
Federal	14.1	(0.2)	9.3
State	0.6	0.3	0.3
Foreign	(0.1)	(0.2)	—
Total deferred	14.6	(0.1)	9.6
	$15.8	$32.8	$15.6
The Company made income tax payments of $20.3 million, $24.9 million and $5.6 million during 2012, 2011 and 2010, respectively. During the same periods, income tax refunds totaled $0.8 million, $0.5 million and $3.4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

A reconciliation of the federal statutory and effective income tax rate for the years ended December 31 is as follows:

	2012	2011	2010
Income before income taxes	$58.0	$112.3	$62.7
Statutory taxes at 35.0%	$20.3	$39.3	$21.9
State income taxes	1.6	1.9	1.2
Non-deductible expenses	1.1	1.3	1.2
Unremitted foreign earnings	0.1	0.1	—
Foreign statutory rate differences	(0.3)	(1.2)	(0.4)
Valuation allowance	—	—	0.1
Percentage depletion	(5.0)	(6.9)	(7.2)
R&D and other federal credits	(0.1)	(0.2)	(0.1)
Tax controversy resolution	(0.4)	(0.1)	(1.1)
Domestic production deduction	(0.7)	—	—
Other	(0.8)	(1.4)	—
Income tax provision	$15.8	$32.8	$15.6
Effective income tax rate	27.2%	29.2%	24.9%
As of December 31, 2012, the cumulative unremitted earnings of the Company's foreign subsidiaries are approximately $9.0 million. The Company has provided a cumulative deferred tax liability in the amount of $0.1 million with respect to the cumulative unremitted earnings of the Company as of December 31, 2012 which are expected to be repatriated. The Company has continued to conclude predominately all remaining foreign earnings in excess of this amount will be indefinitely reinvested in its foreign operations and, therefore, the recording of deferred tax liabilities for such unremitted earnings is not required. It is impracticable to determine the amount of unrecognized deferred taxes with respect to these permanently reinvested earnings; however, foreign tax credits would be available to reduce, in part, U.S. income taxes in the event of a distribution.
A detailed summary of the total deferred tax assets and liabilities in the Company's Consolidated Balance Sheets resulting from differences in the book and tax basis of assets and liabilities follows:

	December 31
	2012	2011
Deferred tax assets
Tax carryforwards	$7.0	$12.4
Inventories	3.1	4.0
Accrued expenses and reserves	24.0	23.3
Accrued pension benefits	7.4	9.9
Other employee benefits	8.0	5.8
Other	7.2	7.0
Total deferred tax assets	56.7	62.4
Less: Valuation allowance	3.1	3.0
	53.6	59.4
Deferred tax liabilities
Depreciation and depletion	45.0	35.8
Partnership investment - development costs	19.9	18.7
Unremitted foreign earnings	0.1	0.1
Total deferred tax liabilities	65.0	54.6
Net deferred tax asset (liability)	$(11.4)	$4.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following table summarizes the tax carryforwards and associated carryforward periods and related valuation allowances where the Company has determined that realization is uncertain:

	December 31, 2012
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$0.4	$0.4	2019 - 2022
State losses	4.7	2.7	2013 - 2032
Alternative minimum tax credit	1.9	—	Indefinite
Total	$7.0	$3.1

	December 31, 2011
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$0.4	$0.4	2019 - 2022
State losses	4.9	2.6	2012-2031
Alternative minimum tax credit	5.0	—	Indefinite
Foreign tax credit	2.1	—	2019-2020
Total	$12.4	$3.0
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
Based upon the review of historical earnings and the relevant expiration of carryforwards, including utilization limitations in the various state taxing jurisdictions, the Company believes the valuation allowances are appropriate and does not expect to release valuation allowances within the next twelve months that would have a significant effect on the Company's financial position or results of operations.
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
The following is a reconciliation of the Company's total gross unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the financial statements for the years ended December 31, 2012 and 2011. Approximately $1.7 million and $1.9 million of these gross amounts as of December 31, 2012 and 2011, respectively, relate to permanent items that, if recognized, would impact the effective income tax rate. This amount differs from the gross unrecognized tax benefits presented in the table below due to the decrease in U.S. federal income taxes which would occur upon the recognition of the state tax benefits included herein.

	2012	2011
Balance at January 1	$3.0	$3.3
Additions based on tax positions related to the current year	0.2	0.1
Reductions due to settlements with taxing authorities and the lapse of the applicable statute of limitations	(0.5)	(0.4)
Balance at December 31	$2.7	$3.0
The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The Company recognized a net benefit of $0.2 million and a net expense of $0.2 million in interest and penalties related to uncertain tax positions during 2012 and 2010, respectively. There were deminimus interest and penalties related to uncertain tax positions recorded during 2011. The total amount of interest and penalties accrued was $1.0 million  and $1.2 million as of December 31, 2012 and 2011, respectively.

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
In general, the Company operates in taxing jurisdictions that provide a statute of limitations period ranging from three to five years for the taxing authorities to review the applicable tax filings. The examination of the U.S. federal tax returns for the 2007 and 2008 tax years was completed in 2011 except for one issue that was settled favorably in the Internal Revenue Service Appeals process in November 2012. The examination of the 2009 and 2010 U.S. federal tax returns commenced in February 2012 and is expected to be settled in the first quarter of 2013, subject to Joint Committee review, which is expected in late 2013. The Company does not have any additional material taxing jurisdictions in which the statute of limitations has been extended beyond the applicable time frame allowed by law.
NOTE 15—Retirement Benefit Plans
Defined Benefit Plans: The Company maintains various defined benefit pension plans that provide benefits based on years of service and average compensation during certain periods. The Company's policy is to make contributions to fund these plans within the range allowed by applicable regulations. Plan assets consist primarily of publicly traded stocks and government and corporate bonds.
Pension benefits are frozen for all employees other than certain NACoal unconsolidated mine employees. All other eligible employees of the Company, including employees whose pension benefits are frozen, receive retirement benefits under defined contribution retirement plans.
The assumptions used in accounting for the defined benefit plans were as follows for the years ended December 31:

	2012	2011	2010
United States Plans
Weighted average discount rates	3.50% - 3.90%	4.30% - 4.55%	5.10% - 5.30%
Expected long-term rate of return on assets	7.75%	8.25%	8.50%
Non-U.S. Plan
Weighted average discount rate	4.00%	4.25%	5.25%
Rate of increase in compensation levels	3.50%	3.50%	3.50%
Expected long-term rate of return on assets	6.00%	6.25%	6.50%
Each year, the assumptions used to calculate the benefit obligation are used to calculate the net periodic pension expense for the following year.
Set forth below is a detail of the net periodic pension expense for the defined benefit plans for the years ended December 31:

	2012	2011	2010
United States Plans
Interest cost	$3.1	$3.4	$3.6
Expected return on plan assets	(4.3)	(4.4)	(5.0)
Amortization of actuarial loss	2.8	2.3	1.6
Amortization of prior service credit	(0.1)	(0.1)	—
Net periodic pension expense	$1.5	$1.2	$0.2

Non-U.S. Plan
Interest cost	$0.2	$0.2	$0.2
Expected return on plan assets	(0.2)	(0.3)	(0.3)
Amortization of actuarial loss	0.1	—	—
Net periodic pension benefit expense (income)	$0.1	$(0.1)	$(0.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Set forth below is a detail of other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended December 31:

	2012	2011	2010
United States Plans
Current year actuarial loss	$3.1	$7.0	$1.6
Amortization of actuarial loss	(2.8)	(2.3)	(1.6)
Current year prior service credit	—	—	(0.2)
Amortization of prior service credit	0.1	0.1	—
Total recognized in other comprehensive income (loss)	$0.4	$4.8	$(0.2)
Non-U.S. Plan
Current year actuarial loss	$—	$1.2	$0.3
Amortization of actuarial loss	(0.1)	(0.1)	(0.1)
Total recognized in other comprehensive income (loss)	$(0.1)	$1.1	$0.2
The following table sets forth the changes in the benefit obligation and the plan assets during the year and the funded status of the defined benefit plans at December 31:

	2012		2011
	U.S. Plans	Non-U.S. Plan	U.S. Plans	Non-U.S. Plan
Change in benefit obligation
Projected benefit obligation at beginning of year	$69.8	$4.9	$65.8	$4.4
Interest cost	3.1	0.2	3.4	0.2
Actuarial loss	5.3	0.2	4.8	0.7
Benefits paid	(5.2)	(0.1)	(4.2)	(0.3)
Foreign currency exchange rate changes	—	—	—	(0.1)
Projected benefit obligation at end of year	$73.0	$5.2	$69.8	$4.9
Accumulated benefit obligation at end of year	$73.0	$5.2	$69.8	$4.9
Change in plan assets
Fair value of plan assets at beginning of year	$51.6	$4.6	$53.2	$5.2
Actual return on plan assets	6.5	0.4	2.2	(0.2)
Employer contributions	7.1	—	0.4	—
Benefits paid	(5.2)	(0.1)	(4.2)	(0.3)
Foreign currency exchange rate changes	—	0.1	—	(0.1)
Fair value of plan assets at end of year	$60.0	$5.0	$51.6	$4.6
Funded status at end of year	$(13.0)	$(0.2)	$(18.2)	$(0.3)
Amounts recognized in the balance sheets consist of:
Current liabilities	$(0.5)	$—	$(0.7)	$—
Non-current liabilities	(12.5)	(0.2)	(17.5)	(0.3)
	$(13.0)	$(0.2)	$(18.2)	$(0.3)
Components of accumulated other comprehensive income (loss) consist of:
Actuarial loss	$32.2	$2.3	$31.8	$2.5
Prior service credit	0.2	—	0.1	—
Deferred taxes	(13.3)	(0.9)	(12.2)	(1.0)
	$19.1	$1.4	$19.7	$1.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The prior service credit and actuarial loss included in accumulated other comprehensive income (loss) expected to be recognized in net periodic benefit cost in 2013 are $0.1 million (less than $0.1 million net of tax) and $2.5 million ($1.6 million net of tax), respectively. No transition obligation is expected to be recognized in net periodic benefit cost in 2013.
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
The Company does not expect to contribute to its U.S. or non-U.S. pension plans in 2013.
The Company maintains one supplemental defined benefit plan that pays monthly benefits to participants directly out of corporate funds. All other pension benefit payments are made from assets of the pension plans.
Future pension benefit payments expected to be paid from assets of the pension plans are:

	U.S. Plans	Non-U.S. Plan
2013	$4.4	$0.1
2014	4.5	0.2
2015	4.5	0.2
2016	4.5	0.2
2017	4.6	0.2
2018 - 2022	23.6	1.1
	$46.1	$2.0
The expected long-term rate of return on defined benefit plan assets reflects management's expectations of long-term rates of return on funds invested to provide for benefits included in the projected benefit obligations. In establishing the expected long-term rate of return assumption for plan assets, the Company considers the historical rates of return over a period of time that is consistent with the long-term nature of the underlying obligations of these plans as well as a forward-looking rate of return. The historical and forward-looking rates of return for each of the asset classes used to determine the Company's estimated rate of return assumption were based upon the rates of return earned or expected to be earned by investments in the equivalent benchmark market indices for each of the asset classes.
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
The following is the actual allocation percentage and target allocation percentage for the U.S. pension plan assets at December 31:

	2012 Actual Allocation	2011 Actual Allocation	Target Allocation Range
U.S. equity securities	52.0%	52.6%	41.0% - 62.0%
Non-U.S. equity securities	12.5%	11.8%	10.0% - 16.0%
Fixed income securities	34.5%	34.6%	30.0% - 40.0%
Money market	1.0%	1.0%	0.0% - 10.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following is the actual allocation percentage and target allocation percentage for the HBB Canadian pension plan assets at December 31:

	2012 Actual Allocation	2011 Actual Allocation	Target Allocation Range
Canadian equity securities	34.0%	33.0%	28.0% - 38.0%
Non-Canadian equity securities	37.0%	34.0%	27.0% - 37.0%
Fixed income securities	29.0%	33.0%	25.0% - 45.0%
Cash and cash equivalents	—%	—%	0.0% - 5.0%
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

	Level 1		Level 2
	2012	2011	2012	2011
U.S. equity securities	$31.4	$27.2	$—	$—
Non-U.S. equity securities	7.4	6.1	3.5	3.1
Fixed income securities	20.6	17.9	1.5	1.5
Money market	0.6	0.4	—	—
Total	$60.0	$51.6	$5.0	$4.6
Postretirement Health Care and Life Insurance: The Company also maintains health care plans which provide benefits to eligible retired employees. All health care plans of the Company have a cap on the Company's share of the costs. These plans have no assets. Under the Company's current policy, plan benefits are funded at the time they are due to participants. Effective June 30, 2010, the parent company eliminated its subsidized retiree medical plan. Effective September 1, 2010, HBB eliminated its retiree life insurance plan and the Company no longer maintains any retiree life insurance plans.
The assumptions used in accounting for the postretirement benefit plans are set forth below for the years ended December 31:

	2012	2011	2010
Weighted average discount rates	3.05%	3.90%	4.70%
Health care cost trend rate assumed for next year	7.0%	7.5%	7.5%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2022	2018	2018
Each year, the assumptions used to calculate the benefit obligation are used to calculate the net periodic benefit cost for the following year.
Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects at December 31, 2012:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Set forth below is a detail of the net periodic benefit income for the postretirement health care and life insurance plans for the years ended December 31:

	2012	2011	2010
Service cost	$0.1	$0.1	$0.1
Interest cost	0.1	0.2	0.2
Amortization of actuarial loss	0.1	—	0.1
Amortization of prior service credit	(0.2)	(0.2)	(0.3)
Plan amendments	—	—	(0.9)
Net periodic benefit income (expense)	$0.1	$0.1	$(0.8)
Set forth below is a detail of other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended December 31:

	2012	2011	2010
Current year actuarial loss	$0.3	$—	$0.6
Amortization of actuarial loss	(0.1)	—	(0.1)
Amortization of prior service credit	0.2	0.2	0.3
Total recognized in other comprehensive income	$0.4	$0.2	$0.8
The following sets forth the changes in benefit obligations during the year and the funded status of the postretirement health care and life insurance plans at December 31:

	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$3.1	$3.2
Service cost	0.1	0.1
Interest cost	0.1	0.2
Actuarial loss	0.3	—
Benefits paid	(0.3)	(0.4)
Benefit obligation at end of year	$3.3	$3.1
Funded status at end of year	$(3.3)	$(3.1)
Amounts recognized in the balance sheets consist of:
Current liabilities	$(0.2)	$(0.2)
Noncurrent liabilities	(3.1)	(2.9)
	$(3.3)	$(3.1)
Components of accumulated other comprehensive income (loss) consist of:
Actuarial loss	$0.5	$0.2
Prior service credit	(0.5)	(0.7)
Deferred taxes	0.7	0.2
	$0.7	$(0.3)
The prior service credit included in accumulated other comprehensive income (loss) expected to be recognized in net periodic benefit cost in 2013 is $0.1 million (less than $0.1 million net of tax). No transition obligation or actuarial loss is expected to be recognized in net periodic benefit cost in 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Future postretirement benefit payments expected to be paid are:

2013	$0.2
2014	0.3
2015	0.3
2016	0.3
2017	0.3
2018 - 2022	1.4
$2.8
Defined Contribution Plans: NACCO and its subsidiaries have defined contribution (401(k)) plans for substantially all U.S. employees and similar plans for employees outside of the United States. For NACCO and those subsidiaries, other than HBB, the applicable company matches employee contributions based on plan provisions. In addition, NACCO and certain other subsidiaries have defined contribution retirement plans that generally provide for a stated minimum employer contribution. These plans also permit additional contributions whereby the applicable company's contribution to participants is determined annually based on a formula that includes the effect of actual compared with targeted operating results and the age and compensation of the participants. Total costs, including Company contributions, for these plans were $6.7 million, $5.3 million and $6.6 million in 2012, 2011 and 2010, respectively.
NOTE 16—Business Segments
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
The majority of NACoal's revenues is generated from its consolidated mining operations and dragline mining services. MLMC's customer, Choctaw Generation Limited Partnership, accounted for approximately 56%, 77% and 49% of NACoal's revenues for the years ended December 31, 2012, 2011 and 2010, respectively. NACoal's former customer, San Miguel Electric Cooperative, accounted for approximately 29% of NACoal's revenues for the year ended December 31, 2010. Wal-Mart accounted for approximately 31%, 30% and 36% of HBB’s revenues in 2012, 2011 and 2010, respectively. HBB’s five largest customers accounted for approximately 53%, 50% and 55% of HBB’s revenues for the years ended December 31, 2012, 2011 and 2010, respectively. The loss of or significant reduction in sales to any key customer could result in significant decreases in NACoal's and HBB’s revenue and profitability and an inability to sustain or grow its business.
The management fees charged to operating subsidiaries represent an allocation of corporate overhead of the parent company. Management fees are are allocated among all subsidiaries based upon the relative size and complexity of each subsidiary. The Company believes the allocation method is consistently applied and reasonable. Management fees included in the selling, general and administrative expenses of the subsidiaries were $6.9 million, $7.2 million and $8.2 million for 2012, 2011 and 2010, respectively. In addition, the parent company received management fees from Hyster-Yale prior to the spin-off of $9.6 million, $9.7 million and $7.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2012	2011	2010
Revenues from external customers
NACoal	$132.4	$81.8	$156.8
HBB	521.6	493.0	515.7
KC	224.7	221.2	219.6
Eliminations	(5.3)	(5.6)	(6.5)
Total	$873.4	$790.4	$885.6
Gross profit
NACoal	$28.0	$15.3	$37.9
HBB	102.3	97.2	111.1
KC	95.8	97.4	97.7
NACCO and Other	(0.3)	(0.2)	(0.2)
Eliminations	0.1	(0.1)	(0.1)
Total	$225.9	$209.6	$246.4
Selling, general and administrative expenses
NACoal	$36.8	$26.6	$28.2
HBB	66.5	63.4	65.2
KC	100.4	94.9	91.8
NACCO and Other	6.7	7.1	10.6
Total	$210.4	$192.0	$195.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2012	2011	2010
Operating profit (loss)
NACoal	$43.2	$35.2	$53.3
HBB	35.8	33.8	45.9
KC	(4.6)	2.5	5.9
NACCO and Other	(7.0)	(7.3)	(10.8)
Eliminations	0.1	(0.1)	(0.1)
Total	$67.5	$64.1	$94.2
Interest expense
NACoal	$2.9	$3.0	$3.3
HBB	2.7	5.2	7.2
KC	0.5	0.5	0.3
Total	$6.1	$8.7	$10.8
Interest income
NACoal	$(0.2)	$(0.3)	$(0.3)
Total	$(0.2)	$(0.3)	$(0.3)
Other (income) expense
NACoal	$(1.3)	$(1.4)	$(0.1)
HBB	0.3	0.8	0.3
KC	—	0.1	0.1
NACCO and Other	4.6	(56.1)	20.7
Total	$3.6	$(56.6)	$21.0
Income tax provision (benefit)
NACoal	$9.0	$4.5	$10.8
HBB	11.6	9.4	14.0
KC	(2.0)	0.8	2.0
NACCO and Other	(3.0)	18.1	(11.1)
Eliminations	0.2	—	(0.1)
Total	$15.8	$32.8	$15.6
Income (loss) from continuing operations
NACoal	$32.8	$29.4	$39.6
HBB	21.2	18.4	24.4
KC	(3.1)	1.1	3.5
NACCO and Other	(8.6)	30.7	(20.4)
Eliminations	(0.1)	(0.1)	—
Total	$42.2	$79.5	$47.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2012	2011	2010
Total assets
NACoal	$368.7	$278.5	$269.2
HBB	215.5	201.5	251.7
KC	84.0	89.0	86.6
NACCO and Other	154.6	169.5	71.8
Discontinued Operations	—	1,117.0	1,041.2
Eliminations	(46.5)	(46.8)	(49.6)
Total	$776.3	$1,808.7	$1,670.9
Depreciation, depletion and amortization
NACoal	$10.9	$7.9	$9.9
HBB	3.1	4.9	3.6
KC	3.6	3.1	3.5
NACCO and Other	0.4	0.5	1.3
Total	$18.0	$16.4	$18.3
Capital expenditures
NACoal	$37.1	$14.1	$9.8
HBB	3.2	3.7	2.2
KC	3.9	2.3	2.7
NACCO and Other	0.5	0.1	1.1
Total	$44.7	$20.2	$15.8

Data By Geographic Region
No single country outside of the United States comprised 10% or more of the Company's revenues from unaffiliated customers.

	United States	Other	Consolidated
2012
Revenues from unaffiliated customers, based on the customers’ location	$746.8	$126.6	$873.4
Long-lived assets	$197.1	$6.1	$203.2
2011
Revenues from unaffiliated customers, based on the customers’ location	$662.0	$128.4	$790.4
Long-lived assets	$124.2	$5.0	$129.2
2010
Revenues from unaffiliated customers, based on the customers’ location	$770.8	$114.8	$885.6
Long-lived assets	$125.1	$4.2	$129.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 17—Quarterly Results of Operations (Unaudited)
A summary of the unaudited results of operations for the year ended December 31 is as follows:

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues
NACoal	$24.3	$19.2	$38.0	$50.9
HBB	104.9	110.7	124.8	181.2
KC	45.3	42.3	48.2	88.9
Eliminations	(0.8)	(0.8)	(0.9)	(2.8)
	$173.7	$171.4	$210.1	$318.2
Gross profit	$45.6	$43.2	$52.3	$84.8
Earnings of unconsolidated mines	$12.0	$10.6	$11.5	$11.1
Operating profit (loss)
NACoal	$11.9	$9.2	$8.6	$13.5
HBB	2.1	5.1	8.7	19.9
KC	(4.6)	(5.1)	(1.9)	7.0
NACCO and Other	(1.5)	(1.5)	(0.6)	(3.4)
Eliminations	0.1	—	—	—
	$8.0	$7.7	$14.8	$37.0

NACoal	$9.2	$7.1	$8.2	$8.3
HBB	1.0	2.2	5.3	12.7
KC	(2.8)	(3.2)	(1.2)	4.1
NACCO and Other	(1.4)	(1.7)	(1.1)	(4.4)
Eliminations	(1.2)	(0.9)	(1.0)	3.0
Income from continuing operations	4.8	3.5	10.2	23.7
Discontinued operations	20.4	18.3	27.8	—
Net income	$25.2	$21.8	$38.0	$23.7

Basic earnings per share:
Continuing operations	$0.57	$0.42	$1.22	$2.83
Discontinued operations	2.44	2.18	3.31	—
Basic earnings per share	$3.01	$2.60	$4.53	$2.83

Diluted earnings per share:
Continuing operations	$0.57	$0.42	$1.21	$2.81
Discontinued operations	2.43	2.18	3.31	—
Diluted earnings per share	$3.00	$2.60	$4.52	$2.81
The significant increase in operating results in the fourth quarter of 2012 compared with the prior quarters of 2012 is primarily due to the seasonal nature of HBB's and KC's businesses. NACoal results include the following related to the Reed Minerals acquisition:

	Third Quarter	Fourth Quarter
Revenues	$7.7	$21.6
Operating profit	$—	$1.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues
NACoal	$17.9	$19.4	$21.0	$23.5
HBB	100.6	104.3	126.7	161.4
KC	40.9	40.0	48.9	91.4
Eliminations	(0.5)	(0.7)	(2.0)	(2.4)
	$158.9	$163.0	$194.6	$273.9
Gross profit	$40.8	$40.0	$48.5	$80.3
Earnings of unconsolidated mines	$12.1	$9.5	$11.1	$12.8
Operating profit (loss)
NACoal	$9.5	$5.3	$7.0	$13.4
HBB	3.3	3.6	7.9	19.0
KC	(5.4)	(4.3)	(0.6)	12.8
NACCO and Other	(2.5)	(1.1)	(0.9)	(2.8)
Eliminations	—	0.1	(0.1)	(0.1)
	$4.9	$3.6	$13.3	$42.3

NACoal	$7.1	$4.6	$5.8	$11.9
HBB	1.0	1.3	4.1	12.0
KC	(3.3)	(2.7)	(0.5)	7.6
NACCO and Other	34.7	(1.0)	(0.7)	(2.3)
Eliminations	0.5	(0.8)	(0.5)	0.7
Income from continuing operations	40.0	1.4	8.2	29.9
Discontinued operations	22.8	17.8	17.5	24.5
Net income	$62.8	$19.2	$25.7	$54.4

Basic earnings per share:
Continuing operations	$4.78	$0.17	$0.98	$3.56
Discontinued operations	2.73	2.12	2.08	2.92
Basic earnings per share	$7.51	$2.29	$3.06	$6.48

Diluted earnings per share:
Continuing operations	$4.76	$0.17	$0.97	$3.56
Discontinued operations	2.72	2.11	2.08	2.91
Diluted earnings per share	$7.48	$2.28	$3.05	$6.47
The significant increase in operating results in the fourth quarter of 2011 compared with the prior quarters of 2011 is primarily due to the seasonal nature of HBB's and KC's businesses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

NOTE 18—Parent Company Condensed Balance Sheets
The condensed balance sheets of NACCO, the parent company, at December 31 are as follows:

	2012	2011
ASSETS
Cash and cash equivalents	$120.7	$130.7
Other current assets	4.2	6.3
Investment in subsidiaries
Hyster-Yale	—	296.3
HBB	43.1	35.0
KC	43.7	46.7
NACoal	102.3	96.1
Other	14.3	16.6
	203.4	490.7
Property, plant and equipment, net	1.6	1.9
Other non-current assets	4.2	6.8
Total Assets	$334.1	$636.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$6.6	$15.7
Current intercompany accounts payable, net	12.9	9.3
Note payable to Bellaire	20.4	22.4
Other non-current liabilities	12.8	12.8
Stockholders’ equity	281.4	576.2
Total Liabilities and Stockholders’ Equity	$334.1	$636.4
The credit agreements at NACoal, HBB and KC allow the transfer of assets to NACCO under certain circumstances. The amount of NACCO's investment in NACoal, HBB, KC and NACCO and Other that was restricted at December 31, 2012 totaled approximately $149.0 million. The amount of unrestricted cash available to NACCO included in “Investment in subsidiaries” was $4.9 million at December 31, 2012. Dividends, advances and management fees from its subsidiaries are the primary sources of cash for NACCO.
NOTE 19—Related Party Transactions

Ten of NACoal's wholly owned subsidiaries each meet the definition of a variable interest entity. See Note 1 for a discussion of these entities. The taxes resulting from the earnings of the unconsolidated entities are solely the responsibility of the Company. The pre-tax income from the unconsolidated mines is reported on the line “Earnings of unconsolidated mines” in the Consolidated Statements of Operations, with related taxes included in the provision for income taxes. The Company has included the pre-tax earnings of the unconsolidated mines above operating profit as they are an integral component of the Company's business and operating results. The pre-tax income from NoDak is reported on the line "Income from other unconsolidated affiliates" in the "Other (income) expense" section of the Consolidated Statement of Operations, with the related income taxes included in the provision for income taxes. The net income from NACC India is reported on the line "Income from other unconsolidated affiliates" in the "Other (income) expense" section of the Consolidated Statements of Operations. The investment in the unconsolidated entities and related tax asset was $20.2 million and $22.0 million at December 31, 2012 and 2011, respectively, and is included on the line “Other Non-current Assets” in the Consolidated Balance Sheets. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $3.2 million, $6.3 million and $5.0 million at December 31, 2012, 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

Summarized financial information for the unconsolidated mines is as follows:

	2012	2011	2010
Statement of Operations
Revenues	$543.9	$502.6	$461.7
Gross profit	$74.5	$71.7	$71.7
Income before income taxes	$46.8	$47.0	$43.4
Income from continuing operations	$35.6	$36.5	$33.1
Net income	$35.6	$36.5	$33.1
Balance Sheet
Current assets	$148.6	$144.1
Non-current assets	$836.3	$685.2
Current liabilities	$144.3	$162.1
Non-current liabilities	$837.4	$660.9
NACoal received dividends of $38.8 million and $35.2 million from the unconsolidated mines in 2012 and 2011, respectively.
Legal services rendered by Jones Day approximated $3.0 million, $4.7 million and $13.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. The significant increase in services rendered during 2010 related to the Applica litigation discussed further in Note 3. A director of the Company is also a partner of this law firm.

NOTE 20—Acquisition
On August 31, 2012, NACoal acquired, through a wholly owned subsidiary, four related companies - Reed Minerals, Inc., Reed Hauling Inc., C&H Mining Company, Inc. and Reed Management, LLC - from members of and entities controlled by the Reed family. These companies, known as Reed Minerals, are based in Jasper, Alabama and are involved in the mining of steam and metallurgical coal. The results of Reed Minerals have been included in the Company's consolidated financial statements since the date of acquisition.
Reed Minerals mines and markets steam coal and metallurgical coal for sale primarily into the power generation and steel markets. Steam coal is primarily sold to a cooperative association which provides fuel under a long-term contract with a significant U.S. utility. Metallurgical coal is sold to several customers. Reed Minerals operates three mines on leased reserves in central Alabama. For the year ended December 31, 2011, Reed Minerals sold 0.9 million tons of coal and had revenue of approximately $86.0 million and net income of approximately $4.0 million. The Reed Minerals acquisition provides the Company a foundation to build a metallurgical coal business.
The acquisition was funded using borrowings under NACoal's unsecured revolving line of credit. The preliminary purchase price included a $69.3 million cash payment and preliminary estimated contingent consideration of up to an additional $4.0 million based on the average coal selling price received on the first 15 million tons of coal sold by NACoal from the Reed Minerals operations. The preliminary estimated fair value of the contingent consideration ($4.0 million) was determined based on the probability of future anticipated payouts and was recorded at the net present value of those future anticipated cash flows, using a discount rate that appropriately captures a market participant's view of the risk associated with the liability. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The liability for contingent consideration is included in other long-term liabilities in the Consolidated Balance Sheet at December 31, 2012. The earn-out payments, if payable, will be paid quarterly. No earn-out payments were made during 2012. Acquisition-related expenses of $2.6 million are included in selling, general and administrative expenses on the Consolidated Statement of Operations for the year ended December 31, 2012.

The allocation of the purchase price is preliminary as the Company has not yet finalized its analysis of the fair value of the contingent consideration and income taxes. The goodwill arising from the acquisition is expected to be deductible for tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Millions, Except Per Share and Percentage Data)

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed of Reed Minerals as of the acquisition date:

Property, plant and equipment (including mineral rights)	$60.2
Other assets	15.0
Other intangible assets	8.2
Total assets acquired	83.4
Other current liabilities	8.3
Other long-term liabilities	8.2
Total liabilities assumed	16.5
Net assets acquired	66.9
Purchase price	73.3
Goodwill	$6.4

The results of Reed Minerals included in the Company's Consolidated Statements of Operations from the acquisition date through December 31, 2012 are as follows:

Revenues	$29.3
Operating profit	$1.5
Net income	$1.0

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY CONDENSED BALANCE SHEETS

	December 31
	2012	2011
	(In millions)
ASSETS
Cash and cash equivalents	$120.7	$130.7
Other current assets	4.2	6.3
Investment in subsidiaries
Hyster-Yale	—	296.3
HBB	43.1	35.0
KC	43.7	46.7
NACoal	102.3	96.1
Other	14.3	16.6
	203.4	490.7
Property, plant and equipment, net	1.6	1.9
Other non-current assets	4.2	6.8
Total Assets	$334.1	$636.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$6.6	$15.7
Current intercompany accounts payable, net	12.9	9.3
Note payable to Bellaire	20.4	22.4
Other non-current liabilities	12.8	12.8
Stockholders’ equity	281.4	576.2
Total Liabilities and Stockholders’ Equity	$334.1	$636.4
See Notes to Parent Company Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2012	2011	2010
	(In millions)
(Income) expense:
Intercompany interest expense	$1.5	$1.7	$1.9
Other, net	2.9	2.9	18.8
	4.4	4.6	20.7
Administrative and general expenses	6.7	7.0	10.5
Loss before income taxes	(11.1)	(11.6)	(31.2)
Income tax benefit	(1.8)	(3.0)	(11.0)
Net loss before equity in earnings of subsidiaries	(9.3)	(8.6)	(20.2)
Equity in earnings of subsidiaries	51.5	88.1	67.3
Income from continuing operations	42.2	79.5	47.1
Discontinued operations, net of tax	66.5	82.6	32.4
Net income	108.7	162.1	79.5
Foreign currency translation adjustment	0.4	(14.9)	(6.7)
Current period cash flow hedging activity, net of $2.4 tax expense in 2012, $0.2 tax expense in 2011 and $3.3 tax benefit in 2010	7.7	2.4	(3.7)
Reclassification of hedging activities into earnings, net of $2.7 tax expense in 2012, $2.6 tax expense in 2011 and $4.2 tax expense in 2010	(2.8)	9.2	(8.8)
Current period pension and postretirement plan adjustment, net of $1.6 tax benefit in 2012, $7.3 tax benefit in 2011, and $1.6 tax benefit in 2010	(1.7)	(19.0)	(3.8)
Reclassification of pension and postretirement adjustments into earnings, net of $2.0 tax expense in 2012, $1.8 tax expense in 2011 and $1.3 tax expense in 2010	5.9	6.7	5.1
Comprehensive Income	$118.2	$146.5	$61.6
See Notes to Parent Company Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2012	2011	2010
	(In millions)
Operating Activities
Income from continuing operations	$42.2	$79.5	$47.1
Equity in earnings of subsidiaries	51.5	88.1	67.3
Parent company only net loss	(9.3)	(8.6)	(20.2)
Net changes related to operating activities	4.5	12.1	(9.1)
Net cash provided by (used for) operating activities	(4.8)	3.5	(29.3)
Investing Activities
Expenditures for property, plant and equipment	(0.5)	(0.1)	(1.1)
Net cash used for investing activities	(0.5)	(0.1)	(1.1)
Financing Activities
Dividends received from subsidiaries	40.6	114.4	24.6
Dividends received from Hyster-Yale	5.0	10.0	5.0
Proceeds from the sale of assets	—	—	1.6
Notes payable to Bellaire	(2.0)	(2.8)	(2.6)
Capital contributions to subsidiaries	—	(4.0)	—
Purchase of treasury shares	(3.2)	(2.1)	—
Cash dividends paid	(45.1)	(17.8)	(17.4)
Net cash provided by financing activities	(4.7)	97.7	11.2
Cash and cash equivalents
Increase (decrease) for the period	(10.0)	101.1	(19.2)
Balance at the beginning of the period	130.7	29.6	48.8
Balance at the end of the period	$120.7	$130.7	$29.6
See Notes to Parent Company Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO PARENT COMPANY CONDENSED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2012, 2011 AND 2010
The notes to Consolidated Financial Statements, incorporated in Item 15 of this Form 10-K, are hereby incorporated by reference into these Notes to Parent Company Condensed Financial Statements.
NOTE A — ACCOUNTING POLICIES
NACCO Industries, Inc. (the parent company or “NACCO”) is a holding company with subsidiaries that operate in three principal industries. In the Parent Company Condensed Financial Statements, NACCO's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. NACCO's share of net income of unconsolidated subsidiaries is included in net income using the equity method. Parent Company financial statements should be read in conjunction with the Company's consolidated financial statements.
NOTE B — LONG-TERM OBLIGATIONS AND GUARANTEES
It is NACCO's policy not to guarantee the debt of its subsidiaries.
NOTE C — UNRESTRICTED CASH
The amount of unrestricted cash available to NACCO, included in “Investment in subsidiaries,” was $4.9 million at December 31, 2012 and was in addition to the $120.7 million  of cash included in the Parent Company Condensed Balance Sheet at December 31, 2012.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
YEAR ENDED DECEMBER 31, 2012, 2011 AND 2010

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts — Describe	Deductions — Describe		Balance at End of Period (C)
(In millions)
2012
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$1.0	$—	$—	$—		$1.0
Allowance for discounts, adjustments and returns	$13.3	$19.9	$0.4	$18.4	(B)	$15.2
2011
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$1.3	$1.0	$—	$1.3	(A)	$1.0
Allowance for discounts, adjustments and returns	$11.1	$15.1	$0.9	$13.8	(B)	$13.3
2010
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$1.5		$—	$0.2	(A)	$1.3
Allowance for discounts, adjustments and returns	$11.5	$14.9	$—	$15.3	(B)	$11.1

(A)	Write-offs, net of recoveries.

(B)	Payments and customer deductions for product returns, discounts and allowances.

(C)	Balances which are not required to be presented and those which are immaterial have been omitted.

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

4.4
Amended and Restated Stockholders' Agreement, dated as of September 28, 2012, among the signatories thereto, NACCO Industries, Inc., as depository, and NACCO Industries, Inc. is incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed by the Company on October 4, 2012, Commission File Number 1-9172.

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

10.08*
The Retirement Plan For Alfred M. Rankin, Jr. (As Amended and Restated as of December 1, 2007) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.09*
The NACCO Industries, Inc. Unfunded Benefit Plan (As Amended and Restated Effective as of December 1, 2007) is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.10*
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

10.12*
Amendment No. 1 to the NACCO Industries, Inc. Unfunded Benefit Plan (As Amended and Restated Effective as of December 1, 2007) is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on November 13, 2008, Commission File Number 1-9172.

10.13*
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

10.15*
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

10.17*
NACCO Industries, Inc. Non-Employee Directors' Equity Compensation Plan (Amended and Restated Effective May 11, 2011) is incorporated herein by reference to Appendix A to NACCO's Definitive Proxy Statement, filed by the Company on March 18, 2011, Commission File Number 1-9172.

10.18*
NACCO Industries, Inc. Executive Excess Retirement Plan (Effective as of September 28, 2012) is incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed by the Company on September 17, 2012, Commission File Number 1-9172.

10.19*
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

10.21*
Form Award Agreement for the NACCO Industries, Inc. Supplemental Executive Long-Term Incentive Bonus Plan (Amended and Restated Effective March 1, 2012) is incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K, filed by the Company on September 17, 2012, Commission File Number 1-9172.

10.22
Separation Agreement, dated as of September 28, 2012, by and between NACCO Industries, Inc. and Hyster-Yale Materials Handling, Inc is incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on November 1, 2012, Commission File Number 1-9172.

10.23
Transition Services Agreement, dated as of September 28, 2012, by and between NACCO Industries, Inc. and Hyster-Yale Materials Handling, Inc. is incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on November 1, 2012, Commission File Number 1-9172.

10.24
Tax Allocation Agreement, dated as of September 28, 2012, by and between NACCO Industries, Inc. and Hyster-Yale Materials Handling, Inc. is incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on November 1, 2012, Commission File Number 1-9172.

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

10.33*
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

10.35*
The North American Coal Corporation Annual Incentive Compensation Plan (Effective January 1, 2010), is incorporated herein by reference to Appendix E to NACCO's Definitive Proxy Statement, filed by the Company on March 26, 2010, Commission File Number 1-9172.

10.36*
Amendment No. 3 to The North American Coal Corporation Value Appreciation Plan for Years 2006 to 2015 (Amended and Restated Effective January 1, 2008) is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on May 5, 2010, Commission File Number 1-9172.

10.37*
Amendment No. 4 to The North American Coal Corporation Value Appreciation Plan for Years 2006 to 2015 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on November 12, 2010, Commission File Number 1-9172.

10.38*
Amendment No. 2 to The North American Coal Corporation Supplemental Retirement Benefit Plan (As Amended and Restated as of January 1, 2008) is incorporated herein by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, Commission File Number 1-9172.

10.39
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

10.40
Share and Membership Interest Purchase Agreement by and among TRU Energy Services, LLC, as Buyer, the sellers party thereto, and the trustees and beneficiaries party thereto dated as of August 31, 2012 is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on September 5, 2012, Commission File Number 1-9172.

10.41
Amendment No. 1 to The North American Coal Corporation Excess Retirement Plan (Effective January 1, 2008) is incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed by the Company on September 17, 2012, Commission File Number 1-9172.

10.42
Coteau Lignite Sales Agreement by and between The Coteau Properties Company and Dakota Coal Company, dated as of January 1, 1990 is incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on November 1, 2012, Commission File Number 1-9172.+

10.43
First Amendment to Coteau Lignite Sales Agreement by and between The Coteau Properties Company and Dakota Coal Company, dated as of June 1, 1994 is incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on November 1, 2012, Commission File Number 1-9172.+

10.44
Second Amendment to Coteau Lignite Sales Agreement by and between The Coteau Properties Company and Dakota Coal Company, dated as of January 1, 1997 is incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on November 1, 2012, Commission File Number 1-9172.+

10.45
Option and Put Agreement by and among The North American Coal Corporation, Dakota Coal Company and the State of North Dakota, dated as of January 1, 1990 is incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on November 1, 2012, Commission File Number 1-9172.

10.46
First Amendment to the Option and Put Agreement by and among The North American Coal Corporation, Dakota Coal Company and the State of North Dakota, dated as of June 1, 1994 is incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on November 1, 2012, Commission File Number 1-9172.

10.47
Lignite Sales Agreement by and between Mississippi Lignite Mining Company and Choctaw Generation Limited Partnership, dated as of April 1, 1998 is incorporated herein by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on November 1, 2012, Commission File Number 1-9172.+

10.48
Pay Scale Agreement by and between Mississippi Lignite Mining Company and Choctaw Generation Limited Partnership, dated as of September 29, 2005 is incorporated herein by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on November 1, 2012, Commission File Number 1-9172.

10.49
Second Restatement of Coal Sales Agreement by and between The Falkirk Mining Company and Great River Energy, dated January 1, 2007 is incorporated herein by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on November 1, 2012, Commission File Number 1-9172.+

10.50
Amendment No. 1 to Second Restatement of Coal Sales Agreement, by and between The Falkirk Mining Company and Great River Energy, dated as of January 21, 2011 is incorporated herein by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on November 1, 2012, Commission File Number 1-9172.

10.51
Restatement of Option Agreement by and among The Falkirk Mining Company, Cooperative Power Association, United Power Association, and the State of North Dakota, dated as of January 1, 1997 is incorporated herein by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on November 1, 2012, Commission File Number 1-9172.

10.52
Third Restatement of Lignite Mining Agreement by and between The Sabine Mining Company and Southwestern Electric Power Company, dated January 1, 2008 is incorporated herein by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on November 1, 2012, Commission File Number 1-9172.+

10.53
Option Agreement by and among The North American Coal Corporation, Southwestern Electric Power Company and Longview National Bank, dated as of January 15, 1981 is incorporated herein by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on November 1, 2012, Commission File Number 1-9172.

10.54
Addendum to Option Agreement, by and among The North American Coal Corporation, Southwestern Electric Power Company and Longview National Bank, dated as of January 15, 1981 is incorporated herein by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on November 1, 2012, Commission File Number 1-9172.

10.55
Amendment to Option Agreement, by and among The North American Coal Corporation, Southwestern Electric Power Company and Longview National Bank, dated as of December 2, 1996 is incorporated herein by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on November 1, 2012, Commission File Number 1-9172.

10.56
Second Amendment to Option Agreement, by and among The North American Coal Corporation, Southwestern Electric Power Company and Regions Bank, dated as of January 1, 2008 is incorporated herein by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on November 1, 2012, Commission File Number 1-9172.

10.57
Agreement by and among The North American Coal Corporation, Southwestern Electric Power Company, Texas Commerce Bank-Longview, Nortex Mining Company and the Sabine Mining Company, dated as of June 30, 1988 is incorporated herein by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on November 1, 2012, Commission File Number 1-9172.

10.58
Lignite Sales Agreement between Coyote Creek Mining Company, L.L.C. and Otter Tail Power Company, Northern Municipal Power Agency, Montana-Dakota Utilities Co. and Northwestern Corporation dated as of October 10, 2012.**+

10.59
Credit Agreement, dated as of April 29, 2010, among The Kitchen Collection, Inc., the borrowers and guarantors thereto, Wells Fargo Retail Finance, LLC and the other lenders thereto is incorporated herein by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on November 1, 2012, Commission File Number 1-9172.

10.60
First Amendment to Credit Agreement, dated as of August 7, 2012, among The Kitchen Collection, LLC, as successor to The Kitchen Collection, Inc., the borrowers and guarantors thereto, Wells Fargo Bank, National Association, as successor to Wells Fargo Retail Finance, LLC, and the other lenders thereto is incorporated herein by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on November 1, 2012, Commission File Number 1-9172.

10.61
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

10.62
Pledge Agreement, dated as of December 17, 2002, by and among HB-PS Holding Company, Inc. and Wachovia National Association, as Administrative Agent (100% of stock of Hamilton Beach/Proctor-Silex, Inc.) is incorporated herein by reference to Exhibit 10(xcviii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.63
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

10.64
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

10.65
Security Agreement, dated as of December 17, 2002, between Hamilton Beach/Proctor-Silex, Inc. and Wachovia National Association, as Administrative Agent is incorporated herein by reference to Exhibit 10 (xcv) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.66
Security Agreement, dated as of December 17, 2002, between Proctor-Silex Canada, Inc., Wachovia National Association, as Administrative Agent, and ABN Amro Bank N.V., Canadian Branch, as Canadian Agent is incorporated herein by reference to Exhibit 10(xcvi) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File Number 1-9172.

10.67
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

10.68
Second Amendment to Credit Agreement, dated as of June 23, 2005, among Hamilton Beach/Proctor-Silex, Inc., the Lenders named therein and Wachovia Bank, as Agent, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on June 24, 2005, Commission File Number 1-9172.

10.69
Third Amendment to Credit Agreement, dated as of May 17, 2006, among Hamilton Beach/Proctor-Silex, Inc., the Lenders named therein and Wachovia Bank, as Agent, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on June 26, 2006, Commission File Number 1-9172.

10.70
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

10.71
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

10.72
First Amendment to Term Loan Credit Agreement, dated as of July 6, 2007, among Hamilton Beach/Proctor-Silex, Inc., the Lenders named therein and UBS AG, Stamford Branch as Administrative Agent, is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on August 6, 2007, Commission File Number 1-9172.

10.73*
The Hamilton Beach Brands, Inc. Excess Retirement Plan (Effective January 1, 2008), is incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.74*
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

10.76*
Amendment No. 2 to the Hamilton Beach Brands, Inc. Long-Term Incentive Compensation Plan for the Period from January 1, 2003 through December 31, 2007 (As Amended and Restated Effective as of December 1, 2007) is incorporated herein by reference to Exhibit 10.117 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, Commission File Number 1-9172.

10.77*
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

10.79*
The Hamilton Beach Brands, Inc. 2011 Annual Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on March 9, 2011, Commission File Number 1-9172.

10.80
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

10.81
Amended and Restated Guaranty and Security Agreement, dated as of May 31, 2012, among Hamilton Beach Brands, Inc. and Hamilton Beach, Inc., as Grantors, and Wells Fargo Bank, National Association, as Administrative Agent is incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed by the Company on June 6, 2012, Commission File Number 1-9172.

10.82
Amended and Restated Canadian Guarantee and Security Agreement, dated as of May 31, 2012, among Hamilton Beach Brands Canada, Inc., as Grantor, and Wells Fargo Bank, National Association, as Administrative Agent is incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed by the Company on June 6, 2012, Commission File Number 1-9172.

10.83*
The Hamilton Beach Brands, Inc. 2012 Annual Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on March 15, 2012, Commission File Number 1-9172.

10.84*	Amendment No. 1 to the Hamilton Beach Brands, Inc. Long-Term Incentive Compensation Plan (Effective January 1, 2010)**
(21) Subsidiaries. A list of the subsidiaries of the Company is attached hereto as Exhibit 21.
(23) Consents of experts and counsel.

23.1	Consents of experts and counsel.

(24) Powers of Attorney.

24.1	A copy of a power of attorney for John P. Jumper is attached hereto as Exhibit 24.1.
24.2	A copy of a power of attorney for Dennis W. LaBarre is attached hereto as Exhibit 24.2.
24.3	A copy of a power of attorney for Richard de J. Osborne is attached hereto as Exhibit 24.3.
24.4	A copy of a power of attorney for James A. Ratner is attached hereto as Exhibit 24.4.
24.5	A copy of a power of attorney for Britton T. Taplin is attached hereto as Exhibit 24.5.
24.6	A copy of a power of attorney for David F. Taplin is attached hereto as Exhibit 24.6.
24.7	A copy of a power of attorney for John F. Turben is attached hereto as Exhibit 24.7.
24.8	A copy of a power of attorney for David B.H. Williams is attached hereto as Exhibit 24.8.
(31) Rule 13a-14(a)/15d-14(a) Certifications.

31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31(i)(1).
31(i)(2)	Certification of J.C. Butler, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31(i)(2).

(32)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and J.C. Butler, Jr.

(95)	Mine Safety Disclosure Exhibit is attached hereto as Exhibit 95.

(99)
Other exhibits not otherwise required to be filed. Audited Combined Financial Statements for the Unconsolidated Mines of the North American Coal Corporation, dated December 31, 2012, 2011 and 2010 with Report of Independent Registered Public Accounting Firm is attached hereto as Exhibit 99.**

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