Form 10-Q/A
period 2012-09-30
NACCO INDUSTRIES INC
filed 2013-03-20
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 _______________________________________________________________________________________________________________________________________________________________________________________________________
Amendment No. 2 TO
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-9172

NACCO INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE		34-1505819
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

5875 LANDERBROOK DRIVE, SUITE 220, CLEVELAND, OHIO		44124-4069
(Address of principal executive offices)		(Zip code)

(440) 229-5151
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

EXPLANATORY NOTE

The Company is filing this Amendment No. 2 (this “Amendment No. 2”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012 (the “Initial Report”) to replace the copies of the agreements filed as Exhibits 10.11, 10.12, 10.13, 10.16, 10.18 and 10.21 to the Initial Report with the copies of such agreements filed herewith. The Company has withdrawn its request for confidential treatment with respect to portions of the agreement filed as Exhibit 10.21 to the Initial Report, and an unredacted copy of such agreement is filed as Exhibit 10.21 hereto. The Company is refiling Exhibits 10.11, 10.12, 10.13, 10.16 and 10.18 to the Initial Report in connection with the Company's request for confidential treatment with respect to portions of such exhibits.

This Amendment No. 2 also includes an updated exhibit list and currently dated certifications required by the Sarbanes-Oxley Act of 2002 filed as Exhibits 31(i)(1), 31(i)(2) and 32 hereto. This Amendment No. 2 does not change the Company's previously reported consolidated financial statements or make any other changes to the Initial Report and should be read in conjunction with the Initial Report and Amendment No. 1 thereto. The Company has not updated the disclosures contained in the Initial Report to reflect any events that have occurred after the filing date of the Initial Report.

Item 6 - Exhibits

Incorporated by reference to the Exhibit Index following the signature page to this Amendment No. 2 which is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NACCO Industries, Inc. (Registrant)
Date:	March 20, 2013	/s/ J.C. Butler, Jr.
J.C. Butler, Jr.
Senior Vice President - Finance, Treasurer and Chief Administrative Officer (Principal Financial Officer)

Exhibit Index

Exhibit
Number*	Description of Exhibits

10.1
Share and Membership Interest Purchase Agreement by and among TRU Energy Services, LLC, as Buyer, the sellers party thereto, and the trustees and beneficiaries party thereto dated as of August 31, 2012 is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on September 5, 2012, Commission File Number 1-9172.**

10.2
NACCO Industries, Inc. Executive Excess Retirement Plan (Effective as of September 28, 2012) is incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed by the Company on September 17, 2012, Commission File Number 1-9172.**

10.3
Amendment No. 1 to The North American Coal Corporation Excess Retirement Plan (Effective January 1, 2008) is incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed by the Company on September 17, 2012, Commission File Number 1-9172.**

10.4
The NACCO Industries, Inc. Annual Incentive Compensation Plan (Effective as of September 28, 2012), sponsored by NACCO Industries, Inc. is incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, filed by the Company on September 17, 2012, Commission File Number 1-9172.**

10.5
Amendment No. 1 to the NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan (Amended and Restated Effective March 1, 2012) is incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, filed by the Company on September 17, 2012, Commission File Number 1-9172.**

10.6
Form Award Agreement for the NACCO Industries, Inc. Supplemental Executive Long-Term Incentive Bonus Plan (Amended and Restated Effective March 1, 2012) is incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K, filed by the Company on September 17, 2012, Commission File Number 1-9172.**

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
10.10
Amended and Restated Stockholders' Agreement, dated as of September 28, 2012, among the signatories thereto, NACCO Industries, Inc., as depository, and NACCO Industries, Inc. is incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed by the Company on October 4, 2012, Commission File Number 1-9172.**

10.11	Coteau Lignite Sales Agreement by and between The Coteau Properties Company and Dakota Coal Company, dated as of January 1, 1990.+
10.12	First Amendment to Coteau Lignite Sales Agreement by and between The Coteau Properties Company and Dakota Coal Company, dated as of June 1, 1994.+
10.13	Second Amendment to Coteau Lignite Sales Agreement by and between The Coteau Properties Company and Dakota Coal Company, dated as of January 1, 1997.+
10.14	Option and Put Agreement by and among The North American Coal Corporation, Dakota Coal Company and the State of North Dakota, dated as of January 1, 1990.**
10.15	First Amendment to the Option and Put Agreement by and among The North American Coal Corporation, Dakota Coal Company and the State of North Dakota, dated as of June 1, 1994.**
10.16	Lignite Sales Agreement by and between Mississippi Lignite Mining Company and Choctaw Generation Limited Partnership, dated as of April 1, 1998.+
10.17	Pay Scale Agreement by and between Mississippi Lignite Mining Company and Choctaw Generation Limited Partnership, dated as of September 29, 2005.**
10.18	Second Restatement of Coal Sales Agreement by and between The Falkirk Mining Company and Great River Energy, dated January 1, 2007.+
10.19	Amendment No. 1 to Second Restatement of Coal Sales Agreement, by and between The Falkirk Mining Company and Great River Energy, dated as of January 21, 2011.**
10.20	Restatement of Option Agreement by and among The Falkirk Mining Company, Cooperative Power Association, United Power Association, and the State of North Dakota, dated as of January 1, 1997.**
10.21	Third Restatement of Lignite Mining Agreement by and between The Sabine Mining Company and Southwestern Electric Power Company, dated January 1, 2008.
10.22	Option Agreement by and among The North American Coal Corporation, Southwestern Electric Power Company and Longview National Bank, dated as of January 15, 1981.**
10.23	Addendum to Option Agreement, by and among The North American Coal Corporation, Southwestern Electric Power Company and Longview National Bank, dated as of January 15, 1981.**
10.24	Amendment to Option Agreement, by and among The North American Coal Corporation, Southwestern Electric Power Company and Longview National Bank, dated as of December 2, 1996.**

10.25	Second Amendment to Option Agreement, by and among The North American Coal Corporation, Southwestern Electric Power Company and Regions Bank, dated as of January 1, 2008.**
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

10.29	Consent and Agreement by and among Mississippi Lignite Mining Company, Choctaw Generation Limited Partnership, SE Choctaw L.L.C. and Citibank, N.A., dated December 20, 2002.**
31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
31(i)(2)	Certification of J.C. Butler, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and J.C. Butler, Jr.
95	Mine Safety Disclosure Exhibit**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

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