Form 10-Q
period 2013-03-31
NACCO INDUSTRIES INC
filed 2013-05-01
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

YES ☐ NO ☑

Number of shares of Class A Common Stock outstanding at April 26, 2013: 6,756,682
Number of shares of Class B Common Stock outstanding at April 26, 2013: 1,581,955

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31 2013	DECEMBER 31 2012
	(In thousands, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$96,870	$139,855
Accounts receivable, net	90,240	121,147
Accounts receivable from affiliates	27,642	28,144
Inventories, net	162,234	169,440
Deferred income taxes	10,604	15,335
Prepaid expenses and other	19,272	12,921
Total Current Assets	406,862	486,842
Property, Plant and Equipment, Net	184,062	182,985
Goodwill	6,399	6,399
Coal Supply Agreement and Other Intangibles, Net	62,312	63,353
Other Non-current Assets	54,093	36,727
Total Assets	$713,728	$776,306
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$90,576	$127,469
Revolving credit agreements of subsidiaries - not guaranteed by the parent company	42,754	35,288
Current maturities of long-term debt of subsidiaries - not guaranteed by the parent company	6,965	6,961
Accrued payroll	13,590	24,288
Other current liabilities	27,366	33,163
Total Current Liabilities	181,251	227,169
Long-term Debt of Subsidiaries - not guaranteed by the parent company	123,839	135,448
Mine Closing Reserves	29,223	29,033
Pension and other Postretirement Obligations	23,735	24,394
Long-term Deferred Income Taxes	24,632	27,313
Other Long-term Liabilities	50,555	51,618
Total Liabilities	433,235	494,975
Stockholders' Equity
Common stock:
Class A, par value $1 per share, 6,756,482 shares outstanding (2012 - 6,770,689 shares outstanding)	6,756	6,771
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,582,155 shares outstanding (2012 - 1,582,310 shares outstanding)	1,582	1,582
Capital in excess of par value	20,035	24,612
Retained earnings	315,770	313,450
Accumulated other comprehensive loss	(63,650)	(65,084)
Total Stockholders' Equity	280,493	281,331
Total Liabilities and Equity	$713,728	$776,306

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31
	2013	2012
	(In thousands, except per share data)
Revenues	$196,052	$173,679
Cost of sales	149,791	128,160
Gross profit	46,261	45,519
Earnings of unconsolidated mines	12,098	12,006
Operating expenses
Selling, general and administrative expenses	50,991	49,416
Loss on sale of assets	346	41
	51,337	49,457
Operating profit	7,022	8,068
Other (income) expense
Interest expense	1,304	1,707
Income from other unconsolidated affiliates	(391)	(351)
Closed mine obligations	405	334
Other	(133)	(372)
	1,185	1,318
Income from continuing operations before income tax provision	5,837	6,750
Income tax provision	1,415	2,038
Income from continuing operations, net of tax	4,422	4,712
Income from discontinued operations, net of tax expense of $6,425	—	20,538
Net income	$4,422	$25,250

Basic Earnings per Share:
Continuing operations	$0.53	$0.57
Discontinued operations	—	2.44
Basic earnings per share	$0.53	$3.01

Diluted Earnings per Share:
Continuing operations	$0.53	$0.57
Discontinued operations	—	2.43
Diluted earnings per share	$0.53	$3.00

Dividends per share	$0.2500	$0.5325

Basic Weighted Average Shares Outstanding	8,360	8,379
Diluted Weighted Average Shares Outstanding	8,399	8,394

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED
	MARCH 31
	2013	2012
	(In thousands)
Net income	$4,422	$25,250
Foreign currency translation adjustment	723	10,821
Current period cash flow hedging activity, net of $76 tax expense in 2013, and $525 tax expense in 2012	120	(536)
Reclassification of hedging activities into earnings, net of $93 tax expense in 2013 and $1,222 tax expense in 2012	149	146
Reclassification of pension and postretirement adjustments into earnings, net of $144 tax expense in 2013 and $572 tax expense in 2012	442	1,993
Comprehensive income	$5,856	$37,674

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31
	2013	2012
	(In thousands)
Operating Activities
Net income	$4,422	$25,250
Income from discontinued operations	—	(20,538)
Income from continuing operations	4,422	4,712
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation, depletion and amortization	5,372	3,410
Amortization of deferred financing fees	149	252
Deferred income taxes	1,810	1,738
Loss on sale of assets	346	41
Other non-current liabilities	1,289	(410)
Other	(18,183)	(2,060)
Working capital changes, excluding the effect of business acquisitions:
Accounts receivable	32,584	24,622
Inventories	7,684	267
Other current assets	(7,735)	(8,730)
Accounts payable	(37,862)	(21,879)
Other current liabilities	(14,902)	(18,487)
Net cash used for operating activities of continuing operations	(25,026)	(16,524)
Net cash provided by operating activities of discontinued operations	—	19,068

Investing Activities
Expenditures for property, plant and equipment	(7,465)	(3,908)
Proceeds from the sale of assets	954	20,583
Other	(117)	(32)
Net cash provided by (used for) investing activities of continuing operations	(6,628)	16,643
Net cash used for investing activities of discontinued operations	—	(1,582)

Financing Activities
Additions to long-term debt	2,793	460
Reductions of long-term debt	(10,132)	(14,312)
Net additions (reductions) to revolving credit agreements	3,199	(22,048)
Cash dividends paid	(2,102)	(4,466)
Purchase of treasury shares	(5,100)	(577)
Other	3	2
Net cash used for financing activities of continuing operations	(11,339)	(40,941)
Net cash used for financing activities of discontinued operations	—	(3,476)

Effect of exchange rate changes on cash of continuing operations	8	14
Effect of exchange rate changes on cash of discontinued operations	—	3,057
Cash and Cash Equivalents
Decrease for the period	(42,985)	(23,741)
Decrease related to discontinued operations	—	(17,067)
Balance at the beginning of the period	139,855	153,783
Balance at the end of the period	$96,870	$112,975
See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension and Postretirement Plan Adjustment	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(In thousands, except per share data)
Balance, December 31, 2011	$6,778	$1,596	$22,786	$619,614	$13,230	$2,598	$(90,392)	$576,210	$882	$577,092
Stock-based compensation	20	—	1,041	—	—	—	—	1,061	—	1,061
Purchase of treasury shares	(6)	—	(571)	—	—	—	—	(577)	—	(577)
Conversion of Class B to Class A shares	3	(3)	—	—	—	—	—	—	—	—
Net income	—	—	—	25,250	—	—	—	25,250	—	25,250
Cash dividends on Class A and Class B common stock: $0.5325 per share	—	—	—	(4,466)	—	—	—	(4,466)	—	(4,466)
Current period other comprehensive income (loss)	—	—	—	—	10,821	(536)	—	10,285	—	10,285
Reclassification adjustment to net income	—	—	—	—	—	146	1,993	2,139	—	2,139
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(43)	(43)
Balance, March 31, 2012	$6,795	$1,593	$23,256	$640,398	$24,051	$2,208	$(88,399)	$609,902	$839	$610,741

Balance, December 31, 2012	$6,771	$1,582	$24,612	$313,450	$13,640	$7,499	$(86,223)	$281,331	$—	$281,331
Stock-based compensation	75	—	433	—	—	—	—	508	—	508
Purchase of treasury shares	(90)	—	(5,010)	—	—	—	—	(5,100)	—	(5,100)
Net income	—	—	—	4,422	—	—	—	4,422	—	4,422
Cash dividends on Class A and Class B common stock: $0.2500 per share	—	—	—	(2,102)	—	—	—	(2,102)	—	(2,102)
Current period other comprehensive income (loss)	—	—	—	—	723	120	—	843	—	843
Reclassification adjustment to net income	—	—	—	—	—	149	442	591	—	591
Balance, March 31, 2013	$6,756	$1,582	$20,035	$315,770	$14,363	$7,768	$(85,781)	$280,493	$—	$280,493

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(In thousands, except as noted and per share amounts)

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

The North American Coal Corporation and its affiliated companies (collectively, “NACoal”) mine and market steam and metallurgical coal for use in power generation and steel production and provide selected value-added mining services for other natural resources companies. Hamilton Beach Brands, Inc. (“HBB”) is a leading designer, marketer and distributor of small electric household appliances, as well as commercial products for restaurants, bars and hotels. The Kitchen Collection, LLC (“KC”) is a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States. On September 28, 2012, the Company spun-off Hyster-Yale Materials Handling, Inc. ("Hyster-Yale"), a former subsidiary. The financial position, results of operations and cash flows of Hyster-Yale are reflected as discontinued operations for all periods presented through the date of the spin-off. See Note 4 to the unaudited condensed consolidated financial statements for further details regarding the spin-off.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of March 31, 2013 and the results of its operations, cash flows and changes in equity for the three months ended March 31, 2013 and 2012 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. GAAP for complete financial statements.

Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2013. The HBB and KC businesses are seasonal and a majority of revenues and operating profit typically occurs in the second half of the calendar year when sales of small electric household appliances to retailers and consumers increase significantly for the fall holiday-selling season. For further information regarding seasonality of these businesses, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Note 2 - Recently Issued Accounting Standards

Accounting Standards Adopted in 2013:

In February 2013, the FASB issued authoritative guidance on the presentation of comprehensive income, which was effective for the Company on January 1, 2013. The guidance requires an entity to (i) present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and (ii) cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense. The Company adopted this guidance during the first quarter of 2013. Because this guidance is related to presentation only, the adoption did not have any effect on the Company's financial position, results of operations or cash flows.

Reclassifications: Certain amounts in the prior periods' unaudited condensed consolidated financial statements have been reclassified to conform to the current period's presentation.

Note 3 - Acquisition

On August 31, 2012, NACoal acquired, through a wholly owned subsidiary, four related companies - Reed Minerals, Inc., Reed Hauling Inc., C&H Mining Company, Inc. and Reed Management, LLC - from members of and entities controlled by the Reed family. These companies, (collectively known as "Reed Minerals"), are based in Jasper, Alabama and are involved in the mining of steam and metallurgical coal. The results of Reed Minerals have been included in the Company's consolidated financial statements since the date of acquisition.
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
The acquisition was funded using borrowings under NACoal's unsecured revolving line of credit. The preliminary purchase price included a $69.3 million cash payment and preliminary estimated contingent consideration of up to an additional $4.0 million based on the average coal selling price received on the first 15 million tons of coal sold by NACoal from the Reed Minerals operations. The preliminary estimated fair value of the contingent consideration ($4.0 million) was determined based on the probability of future anticipated payouts and was recorded at the net present value of those future anticipated cash flows, using a discount rate based upon the risk associated with the liability. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The liability for contingent consideration ($4.4 million at March 31, 2013 after accretion and payments) is included in other long-term liabilities in the unaudited condensed consolidated balance sheet. Earn-out payments, if payable, are paid quarterly. Earn-out payments of less than $0.1 million were paid during the three months ended March 31, 2013.

The allocation of the purchase price is preliminary because the Company has not yet finalized its analysis of the fair value of the contingent consideration and income taxes. The goodwill arising from the acquisition is expected to be deductible for tax purposes.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed of Reed Minerals as of the acquisition date:

(In millions)
Property, plant and equipment (including mineral rights)	$60.2
Other assets	15.0
Other intangible assets	8.2
Total assets acquired	83.4
Other current liabilities	8.3
Other long-term liabilities	8.2
Total liabilities assumed	16.5
Net assets acquired	66.9
Purchase price	73.3
Goodwill	$6.4

Note 4 - Other Events and Transactions

NACoal: During the first three months of 2012, NACoal sold a dragline for $20.2 million, which approximated book value. This asset was previously reported as held for sale on the consolidated balance sheet.
During 2012, Coyote Creek, an indirect subsidiary of the Company, entered into a Lignite Sales Agreement (the “LSA”) with Otter Tail Power Company (“OTP”), a wholly owned subsidiary of Otter Tail Corporation, and with OTP's co-owners in the Coyote Station baseload generation plant, Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc., Northern Municipal Power Agency and NorthWestern Corporation. Under the LSA, NACoal will develop a lignite mine in Mercer County, North Dakota and deliver to the Coyote Station co-owners, as an exclusive supplier, the annual fuel requirements of the

Coyote Station plant (expected to be approximately 2.5 million tons annually starting in 2016). The term of the LSA consists of two periods: (i) the development period, which is from October 10, 2012 until on or around May 5, 2016, and (ii) the production period, which is from the last day of the development period until December 31, 2040. The production period is subject to automatic 5-year extensions unless either party gives notice of its desire not to extend the LSA or the lignite at the mine is exhausted. Included in "Accounts receivable from affiliates" is $25.2 million and $24.8 million as of March 31, 2013 and December 31, 2012, respectively due from Coyote Creek, primarily for the purchase of a dragline from NACoal.

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

In connection with the spin-off of Hyster-Yale, the Company and Hyster-Yale entered into a Transition Services Agreement ("TSA"). Under the terms of the TSA, as amended, the Company will obtain various services from Hyster-Yale and provide various services to Hyster-Yale on a transitional basis, as needed, for varying periods after the spin-off. None of the transition services is expected to exceed one year. The Company or Hyster-Yale may extend the initial transition period for a period of up to three months for any service upon 30 days written notice to the other party prior to the initial termination date. Under the TSA, the Company paid net aggregate fees to Hyster-Yale of $0.2 million in the three months ended March 31, 2013.

As a result of the spin-off, the financial position, results of operations and cash flows of Hyster-Yale are reflected as discontinued operations through the date of the spin-off in the unaudited condensed consolidated financial statements.

Discontinued operations includes the following results for the three months ended March 31, 2012:

(In millions, except per share data)
Revenues	$629.5
Net income	$20.5
Basic earnings per share	$2.44
Diluted earnings per share	$2.43

Note 5 - Inventories

Inventories are summarized as follows:

	MARCH 31 2013	DECEMBER 31 2012
Coal - NACoal	$14,685	$17,311
Mining supplies - NACoal	15,299	13,587
Total inventories at weighted average cost	29,984	30,898
Sourced inventories - HBB	80,007	84,814
Retail inventories - KC	52,243	53,728
Total inventories at FIFO	132,250	138,542
	$162,234	$169,440

Note 6 - Stockholders' Equity

Share Repurchase Program: In 2011, the Company announced that the Company's Board of Directors approved the repurchase of up to $50 million of the Company's outstanding Class A common stock. The authorization for the repurchase program originally was scheduled to expire on December 31, 2012; however, in November 2012 the Company's Board of Directors approved an extension of the stock repurchase program through December 31, 2013. As of March 31, 2013, the Company had repurchased 164,559 shares of Class A common stock for an aggregate purchase price of $10.3 million under this program. The weighted average purchase price per share and number of shares repurchased were $56.96 per share and 89,485 for the three months ended March 31, 2013, respectively.

Amounts Reclassified out of Accumulated Other Comprehensive Income: The following table summarized the amounts reclassified out of accumulated other comprehensive income ("AOCI") and recognized in the unaudited condensed consolidated statements of operations:

	Amount Reclassified from AOCI
Details about AOCI Components	Three Months Ended March 31, 2013	Location of gain (loss) reclassified from AOCI into income
	(in thousands)
Gain (loss) on cash flow hedging
Foreign exchange contracts	$10	Cost of sales
Interest rate contracts	232	Interest expense
	242	Total before income tax expense
	93	Income tax expense
	$149	Net of tax

Pension and postretirement plan
Actuarial gain/(loss)	$631	(a)
Prior-service cost	(45)	(a)
	586	Total before income tax expense
	144	Income tax expense
	$442	Net of tax

Total reclassifications for the period	$591	Net of tax

(a) These accumulated other comprehensive income components are included in the computation of pension expense. See Note 12 for a discussion of the Company's pension expense.

Note 7 - Financial Instruments and Derivative Financial Instruments

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account subsidiary credit risk, which is Level 2 as defined in the fair value hierarchy. At March 31, 2013, the fair value of the revolving credit agreements and long-term debt, excluding capital leases, was $162.8 million compared with the book value of $162.0 million. At December 31, 2012, the fair value of the revolving credit agreements and long-term debt, excluding capital leases, was $166.8 million compared with the book value of $166.0 million.

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

The Company uses interest rate swap agreements to partially reduce risks related to floating rate financing agreements that are subject to changes in the market rate of interest. Terms of the interest rate swap agreements provide for the Company to receive a variable interest rate and pay a fixed interest rate. The Company's interest rate swap agreements and its variable rate financings are based upon the three-month LIBOR. Changes in the fair value of interest rate swap agreements that are effective as hedges are recorded in OCI. Deferred gains or losses are reclassified from OCI to the unaudited condensed consolidated statements of comprehensive income (loss) in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in interest expense. The ineffective portion of derivatives that are classified as hedges is immediately recognized in earnings and included on the line “Other” in the “Other (income) expense” section of the unaudited condensed consolidated statements of operations.

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

Foreign Currency Derivatives: HBB held forward foreign currency exchange contracts with total notional amounts of $8.6 million, at March 31, 2013, denominated in Canadian dollars. HBB held forward foreign currency exchange contracts with total notional amounts of $10.5 million, at December 31, 2012, denominated in Canadian dollars. The fair value of these contracts approximated a net asset of $0.2 million and a net liability of less than $0.1 million at March 31, 2013 and December 31, 2012, respectively.

Forward foreign currency exchange contracts that qualify for hedge accounting are used to hedge transactions expected to occur within the next twelve months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at March 31, 2013, $0.1 million of the amount included in OCI is expected to be reclassified as income into the consolidated statement of comprehensive income (loss) over the next twelve months, as the transactions occur.

Interest Rate Derivatives: HBB has interest rate swap agreements that hedge interest payments on its three-month LIBOR borrowings. The following table summarizes the notional amounts, related rates and remaining terms of active interest rate swap agreements at March 31, 2013 and December 31, 2012:

	Notional Amount		Average Fixed Rate
	MARCH 31 2013	DECEMBER 31 2012	MARCH 31 2013	DECEMBER 31 2012	Remaining Term at March 31, 2013
	(In millions)
HBB	$25.0	$25.0	4.0%	4.0%	extending to June 2013

The fair value of all interest rate swap agreements was a net liability of $0.2 million and $0.5 million at March 31, 2013 and December 31, 2012, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at March 31, 2013, $0.1 million of the amount included in OCI is expected to be reclassified as expense into the consolidated statement of comprehensive income (loss) over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements. The interest rate swap agreements held by HBB on March 31, 2013 are expected to continue to be effective as hedges.

The following table summarizes the fair value of derivative instruments reflected on a gross basis at March 31, 2013 and December 31, 2012 as recorded in the unaudited condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	MARCH 31 2013	DECEMBER 31 2012	Balance Sheet Location	MARCH 31 2013	DECEMBER 31 2012
Derivatives designated as hedging instruments
Interest rate swap agreements
Current	Other current liabilities	—	—	Other current liabilities	$227	456
Foreign currency exchange contracts
Current	Prepaid expenses and other	205	—	Prepaid expenses and other	—	4
Total derivatives designated as hedging instruments		205	—		$227	460

The following table summarizes the pre-tax impact of derivative instruments for the three months ended March 31, 2013 and 2012 as recorded in the unaudited condensed consolidated statements of operations:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	2013	2012		2013	2012		2013	2012
Interest rate swap agreements	$(3)	$(85)	Interest expense	$(232)	$(400)	Other	$—	$—
Foreign currency exchange contracts	198	(494)	Cost of sales	(10)	(239)	N/A	—	—
Total	$195	$(579)		$(242)	$(639)		$—	$—

							Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments						Location of Gain or (Loss) Recognized in Income on Derivative	2013	2012
Interest rate swap agreements						N/A	$—	$—
Foreign currency exchange contracts						Other	—	(229)
Total							$—	$(229)

Note 8 - Unconsolidated Subsidiaries

NACoal has two consolidated mining operations: Mississippi Lignite Mining Company (“MLMC”) and Reed Minerals. NACoal has ten wholly owned unconsolidated subsidiaries that each meet the definition of a variable interest entity and are accounted for using the equity method:

The Coteau Properties Company ("Coteau")
The Falkirk Mining Company ("Falkirk")
The Sabine Mining Company ("Sabine")
Demery Resources Company, LLC (“Demery”)
Caddo Creek Resources Company, LLC (“Caddo Creek”)
Coyote Creek Mining Company, LLC (“Coyote Creek”)
Camino Real Fuels, LLC (“Camino Real”)
Liberty Fuels Company, LLC (“Liberty”)
NoDak Energy Services, LLC ("NoDak")
North American Coal Corporation India Private Limited ("NACC India")

Coteau, Falkirk and Sabine (the "project mining subsidiaries") were developed between 1974 and 1981 and operate lignite coal mines under long-term contracts with various utility customers. These project mining subsidiaries are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed. The obligations of the project mining subsidiaries are without recourse to NACCO and NACoal.

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

The contracts with customers of the unconsolidated mines provide for reimbursement at a price based on actual costs plus an agreed pre-tax profit per ton of coal sold or actual costs plus a management fee. Although NACoal owns 100% of the equity and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities or absorb any expected losses without additional support from the customers. The customers have a controlling financial interest and have the power to direct the activities that most significantly affect the economic performance of the entities. As a result, NACoal is not the primary beneficiary and therefore does not consolidate these entities' financial position or results of operations.

The income taxes resulting from the operations of the unconsolidated mines are solely the responsibility of the Company. The pre-tax income from the unconsolidated mines is reported on the line “Earnings of unconsolidated mines” in the Consolidated Statements of Operations, with related income taxes included in the provision for income taxes. The Company has included the pre-tax earnings of the unconsolidated mines above operating profit because they are an integral component of the Company's business and operating results. The pre-tax income from NoDak is reported on the line "Income from other unconsolidated affiliates" in the "Other (income) expense" section of the consolidated statements of operations, with the related income taxes included in the provision for income taxes. The net income from NACC India is reported on the line "Income from other unconsolidated affiliates" in the "Other (income) expense" section of the consolidated statements of operations.

The investment in the ten unconsolidated operations and related tax position was $37.2 million and $20.2 million at March 31, 2013 and December 31, 2012, respectively, and is included on the line “Other Non-current Assets” in the unaudited condensed consolidated balance sheets. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $5.1 million and $3.2 million at March 31, 2013 and December 31, 2012, respectively.

Summarized financial information for the ten unconsolidated operations is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2013	2012
Revenues	$139,636	$134,378
Gross profit	$19,497	$19,163
Income before income taxes	$12,783	$12,579
Net income	$9,801	$9,482

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

At March 31, 2013, HBB had accrued approximately $5.0 million for environmental investigation and remediation activities at these sites. In addition, HBB estimates that it is reasonably possible that it may incur additional expenses in the range of $0 to $2.9 million related to the environmental investigation and remediation at these sites.

Note 10 - Product Warranties

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

Changes in the Company's current and long-term recorded warranty liability are as follows (in thousands):

2013
Balance at January 1	$4,269
Current year warranty expense	1,760
Payments made	(2,232)
Balance as of March 31	$3,797

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

A reconciliation of the Company's consolidated federal statutory and effective income tax on income from continuing operations is as follows (in thousands):

	THREE MONTHS ENDED
	MARCH 31
	2013	2012
Income from continuing operations before income tax provision:	$5,837	$6,750
Statutory taxes at 35%	$2,043	$2,363
Discrete items:
Other	(142)	11
	(142)	11
Other permanent items:
NACoal percentage depletion	(586)	(603)
Foreign tax rate differential	(24)	(21)
Other	124	288
	(486)	(336)
Income tax provision	$1,415	$2,038
Effective income tax rate	24.2%	30.2%

Note 12 - Retirement Benefit Plans

The Company maintains various defined benefit pension and postretirement health care plans that provide benefits based on years of service and average compensation during certain periods. The Company's policy is to make contributions to fund these plans within the range allowed by applicable regulations. Plan assets consist primarily of publicly traded stocks and government and corporate bonds.
Pension benefits are frozen for all employees other than certain NACoal unconsolidated mine employees. All other eligible employees of the Company, including employees whose pension benefits are frozen, receive retirement benefits under defined contribution retirement plans.

The components of pension and postretirement health care expense care are set forth below:

	THREE MONTHS ENDED
	MARCH 31
	2013	2012
U.S. Pension and Postretirement Health Care
Service cost	$20	$20
Interest cost	780	877
Expected return on plan assets	(1,216)	(1,180)
Amortization of actuarial loss	601	680
Amortization of prior service credit	(45)	30
Total	$140	$427
Non-U.S. Pension
Service cost	$—	$—
Interest cost	50	52
Expected return on plan assets	(72)	(71)
Amortization of actuarial loss	30	32
Total	$8	$13

Note 13 - Business Segments

NACCO is a holding company with the following principal subsidiaries: NACoal, HBB and KC. See Note 1 for a discussion of the Company's industries and product lines. NACCO's non-operating segment, NACCO and Other, includes the accounts of the parent company and Bellaire Corporation, a non-operating subsidiary of the Company.

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

	THREE MONTHS ENDED
	MARCH 31
	2013	2012
	(In thousands)
Revenues from external customers
NACoal	$51,147	$24,334
HBB	106,151	104,940
KC	39,711	45,293
Eliminations	(957)	(888)
Total	$196,052	$173,679

Operating profit (loss)
NACoal	$11,785	$11,928
HBB	2,668	2,151
KC	(4,980)	(4,578)
NACCO and Other	(2,436)	(1,514)
Eliminations	(15)	81
Total	$7,022	$8,068

Income (loss) from continuing operations
NACoal	$9,591	$9,207
HBB	1,501	1,027
KC	(3,267)	(2,817)
NACCO and Other	(2,003)	(1,452)
Eliminations	(1,400)	(1,253)
Total	$4,422	$4,712

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except as noted and per share and percentage data)

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Please refer to the discussion of the Company's Critical Accounting Policies and Estimates as disclosed on pages 33 through 36 in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. The Company's Critical Accounting Policies and Estimates have not materially changed since December 31, 2012.

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

NACoal has two consolidated mining operations: Mississippi Lignite Mining Company (“MLMC”) and Reed Minerals, Inc. ("Reed Minerals") and provides dragline mining services for independently owned limerock quarries in Florida. NACoal also has ten wholly owned unconsolidated subsidiaries that each meet the definition of a variable interest entity and are accounted for using the equity method:

The Coteau Properties Company ("Coteau")
The Falkirk Mining Company ("Falkirk")
The Sabine Mining Company ("Sabine")
Demery Resources Company, LLC (“Demery”)
Caddo Creek Resources Company, LLC (“Caddo Creek”)
Coyote Creek Mining Company, LLC (“Coyote Creek”)
Camino Real Fuels, LLC (“Camino Real”)
Liberty Fuels Company, LLC (“Liberty”)
NoDak Energy Services, LLC ("NoDak")
North American Coal Corporation India Private Limited ("NACC India")

Coteau, Falkirk and Sabine (the "project mining subsidiaries") were developed between 1974 and 1981 and operate lignite coal mines under long-term contracts with various utility customers. These project mining subsidiaries are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed. The obligations of the project mining subsidiaries are without recourse to NACCO and NACoal.

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

On August 31, 2012, NACoal acquired, through a wholly owned subsidiary, four related companies - Reed Minerals, Inc., Reed Hauling Inc., C&H Mining Company, Inc. and Reed Management, LLC - from members of and entities controlled by the Reed family. These companies, known collectively as Reed Minerals, are based in Jasper, Alabama and are involved in the mining of steam and metallurgical coal. See Note 3 for further discussion of this acquisition.

FINANCIAL REVIEW

Tons of coal sold by NACoal's operating mines were as follows for the three months ended March 31:

	THREE MONTHS
	2013	2012
Coteau	3.8	3.4
Falkirk	2.0	2.0
Sabine	1.2	1.2
Unconsolidated mines	7.0	6.6
MLMC	0.9	0.8
Reed Minerals	0.2	—
Consolidated mines	1.1	0.8
Total tons sold	8.1	7.4

The limerock dragline mining operations sold 6.3 million cubic yards of limerock in the three months ended March 31, 2013. This compares with 3.7 million cubic yards of limerock in the three months ended March 31, 2012.

The results of operations for NACoal were as follows for the three months ended March 31:

	THREE MONTHS
	2013	2012
Revenues	$51.1	$24.3
Operating profit	$11.8	$11.9
Interest expense	$0.8	$0.7
Other (income) expense	$(0.4)	$(0.3)
Net income	$9.6	$9.2
Effective income tax rate	15.6%	20.2%

The decrease in the effective income tax rate is primarily due to a shift in the mix of taxable income to entities with lower estimated effective income tax rates. See further information regarding the consolidated effective income tax rate in Note 11 of the unaudited condensed consolidated financial statements.

First Quarter of 2013 Compared with First Quarter of 2012

The following table identifies the components of change in revenues for the first quarter of 2013 compared with the first quarter of 2012:

Revenues
2012	$24.3
Increase from:
Reed Minerals	16.7
Other consolidated mining operations	8.1
Royalty and other income	2.0
2013	$51.1

Revenues increased to $51.1 million for the first quarter of 2013 from $24.3 million in the first quarter of 2012 primarily due to the Reed Minerals acquisition, increased deliveries at MLMC and the limerock dragline mining operations and an increase in royalty and other income. The increase in tons delivered at MLMC in the first quarter of 2013 was the result of fewer outage days at a customer's power plant.

The following table identifies the components of change in operating profit for the first quarter of 2013 compared with the first quarter of 2012:

Operating Profit
2012	$11.9
Increase (decrease) from:
Reed Minerals	(1.7)
Other selling, general and administrative expenses	(1.0)
Gain on sale of asset	(0.3)
Royalty and other income	2.5
Other consolidated mining operations	0.3
Earnings of unconsolidated mines	0.1
2013	$11.8
Operating profit of $11.8 million in the first quarter of 2013 was comparable to the first quarter of 2012. An operating loss at the Reed Minerals operations and higher selling, general and administrative expenses, primarily from an increase in employee-related expenses and outside services costs, was mostly offset by higher royalty income and improvements at the consolidated mining operations. Reed Minerals experienced an operating loss due to lower than expected sales, partially as a result of inclement weather that led to operational mining delays. The improvements at the consolidated mining operations were attributable to increased deliveries at MLMC and the limerock dragline mining operations, partially offset by higher operating expenses at MLMC as increased production levels resulted in fewer costs being capitalized into inventory in 2013 compared with 2012.
Net income increased to $9.6 million in the first quarter of 2013 from $9.2 million in the first quarter of 2012 primarily due to the factors affecting operating profit and lower income tax expense due to a shift in the mix of taxable income to entities with lower estimated effective income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the three months ended March 31:

	2013	2012	Change
Operating activities:
Net income	$9.6	$9.2	$0.4
Depreciation, depletion and amortization	4.0	2.0	2.0
Other	(15.6)	2.8	(18.4)
Working capital changes	12.3	7.5	4.8
Net cash provided by operating activities	10.3	21.5	(11.2)

Investing activities:
Expenditures for property, plant and equipment	(6.2)	(1.7)	(4.5)
Proceeds from the sale of assets	0.9	20.6	(19.7)
Other	(0.1)	(0.1)	—
Net cash provided by (used for) investing activities	(5.4)	18.8	(24.2)

Cash flow before financing activities	$4.9	$40.3	$(35.4)

The decrease in net cash provided by operating activities was primarily the result of the decrease in other operating activities partially offset by an increase due to working capital changes and increased depreciation, depletion and amortization during the first three months of 2013 compared with the first three months of 2012. The change in other operating activities and working capital were primarily the result of changes in intercompany taxes and accounts receivable from the unconsolidated mines. The increase in depreciation, depletion and amortization was primarily a result of the Reed Minerals acquisition.

The change in net cash provided by (used for) investing activities was primarily attributable to proceeds received from the sale of a dragline in the first quarter of 2012.

	2013	2012	Change
Financing activities:
Net reductions of long-term debt and revolving credit agreements	$(7.3)	$(31.7)	$24.4
Cash dividends paid to NACCO	—	(10.0)	10.0
Net cash used for financing activities	$(7.3)	$(41.7)	$34.4

The decrease in net cash used for financing activities during the first three months of 2013 compared with the first three months of 2012 was primarily due to higher repayments of revolving credit agreements during the first three months of 2012 and the absence of dividends paid to NACCO in the first three months of 2013.

Financing Activities

NACoal has an unsecured revolving line of credit (the “NACoal Facility”) of up to $150.0 million that expires in December 2016. Borrowings outstanding under the NACoal Facility were $100.0 million at March 31, 2013. The excess availability under the NACoal Facility was $48.9 million at March 31, 2013, which reflects a reduction for outstanding letters of credit of $1.1 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios of NACoal, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved, as defined in the NACoal Facility. The applicable margins, effective March 31, 2013, for base rate and LIBOR loans were 0.75% and 1.75%, respectively. The NACoal Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.35% on the unused commitment at March 31, 2013. The floating rate of interest applicable to the NACoal Facility at March 31, 2013 was 1.96% including the floating rate margin.

The NACoal Facility also contains restrictive covenants that require, among other things, NACoal to maintain certain debt to EBITDA and interest coverage ratios, and provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 3.0 to 1.0 in conjunction with maintaining unused availability thresholds of borrowing capacity under a minimum interest coverage ratio, as defined in the NACoal Facility, of 4.0 to 1.0. The current level of availability required to pay dividends is $15 million. At March 31, 2013, NACoal was in compliance with the financial covenants in the NACoal Facility.

During 2004 and 2005, NACoal issued unsecured notes totaling $45.0 million in a private placement (the “NACoal Notes”), which require annual principal payments of approximately $6.4 million that began in October 2008 and will continue until October 4, 2014. These unsecured notes bear interest at a weighted-average fixed rate of 6.08%, payable semi-annually on April 4 and October 4. The NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. NACoal had $12.9 million of the private placement notes outstanding at March 31, 2013. The NACoal Notes contain certain covenants and restrictions that require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios, and limit dividends to NACCO based upon maintaining a maximum debt to EBITDA ratio of 3.5 to 1.0. At March 31, 2013, NACoal was in compliance with the financial covenants in the NACoal Notes.

NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At March 31, 2013, the balance of the note was $6.3 million and the interest rate was 0.21%.

NACoal believes funds available from cash on hand at NACoal and the Company, the NACoal Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the NACoal Facility in December 2016.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2012, there have been no significant changes in the total amount of NACoal's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 41 in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Capital Expenditures

Expenditures for property, plant and equipment were $6.2 million during the first three months of 2013. NACoal estimates that its capital expenditures for the remainder of 2013 will be an additional $35.1 million, primarily for dragline refurbishment, mine equipment and development at its mines. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

NACoal's capital structure is presented below:

	MARCH 31 2013	DECEMBER 31 2012	Change
Cash and cash equivalents	$1.9	$4.3	$(2.4)
Other net tangible assets	172.2	166.3	5.9
Goodwill, coal supply agreements and other intangibles, net	68.7	69.8	(1.1)
Net assets	242.8	240.4	2.4
Total debt	(130.7)	(138.0)	7.3
Total equity	$112.1	$102.4	$9.7
Debt to total capitalization	54%	57%	(3)%

The increase in other net tangible assets during the first three months of 2013 was primarily due to a decrease in accrued payroll from payments made during the first three months of 2013.

Total debt decreased $7.3 million primarily due to payments on the NACoal Facility during the first three months of 2013.

OUTLOOK
Steam coal tons delivered in 2013 are expected to increase over 2012 at both the consolidated and unconsolidated mining operations provided customers achieve currently planned power plant operating levels. Increased deliveries at MLMC are expected to continue longer-term as a result of improved operation of the customer's power plant, which is now under new ownership. In addition, Demery's Five Forks Mine commenced delivering coal to its customer in 2012 and is expected to increase production in 2013, with full production levels expected to be reached in late 2015 or in 2016.

Near-term metallurgical coal sales for Reed Minerals are expected to be below the company's initial expectations. Full year 2013 demand for steel is expected to increase at a slower pace than 2012. Also, limerock deliveries are expected to decrease in 2013 compared with 2012 as customer requirements are expected to decline moderately beginning in the second half of 2013. Royalty income is expected to be modestly lower in 2013 compared with 2012.

Unconsolidated mines currently in development are expected to continue to generate modest income in 2013. NACoal's four mines in development are also not expected to be at full production for several years. Liberty is eventually expected to produce approximately 4.5 million tons of lignite coal annually for Mississippi Power Company's new Kemper County Energy Facility currently being built in Mississippi. The project is on track for initial coal deliveries in mid-2014. In February 2013, the mining permit needed to commence mining operations at Caddo Creek's project in Texas was issued. Caddo Creek expects to begin making initial coal deliveries in 2014. In January 2013, the mining permit needed to commence mining operations at the Camino Real project in Texas was issued. Camino Real expects initial deliveries in the latter half of 2014, and expects to mine approximately 3.0 million tons of coal annually when at full production. Coyote Creek is developing a lignite mine in Mercer County, North Dakota, from which it expects to deliver approximately 2.5 million tons of coal annually beginning in May 2016.

NACoal also has new project opportunities for which it expects to continue to incur additional expenses in 2013. In particular, the company continues to move forward to obtain a permit for its Otter Creek reserve in North Dakota in preparation for the anticipated construction of a new mine.

Overall, NACoal expects net income in 2013 to decrease from 2012 primarily due to the absence of pre-tax gains from asset sales of approximately $7.0 million during 2012. Excluding the effect of the asset sales, operating results are expected to be comparable with 2012. Cash flow before financing activities for 2013 is expected to be higher than 2012, but not at the levels of 2011 due to an anticipated increase in capital expenditures at the MLMC and at the Reed Minerals operations. The capital expenditures associated with the Reed Minerals operations were designed as part of the Reed Minerals acquisition plan to reduce costs and increase capacity.

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

FINANCIAL REVIEW

The results of operations for HBB were as follows for the three months ended March 31:

	THREE MONTHS
	2013	2012
Revenues	$106.2	$104.9
Operating profit	$2.7	$2.1
Interest expense	$0.5	$0.9
Other (income) expense	$(0.2)	$(0.4)
Net income	$1.5	$1.0
Effective income tax rate	37.0%	41.2%

First Quarter of 2013 Compared with First Quarter of 2012

The following table identifies the components of change in revenues for the first quarter of 2013 compared with the first quarter of 2012:

Revenues
2012	$104.9
Increase (decrease) from:
Unit volume and product mix	1.7
Foreign currency	0.1
Average sales price	(0.5)
2013	$106.2

Revenues for the first quarter of 2013 increased to $106.2 million from $104.9 million in the first quarter of 2012 primarily as a result of an increase in sales volumes of lower-priced products mainly in the U.S. consumer market, partially offset by lower unit sales volumes in the Canadian and international consumer markets.

The following table identifies the components of change in operating profit for the first quarter of 2013 compared with the first quarter of 2012:

Operating Profit
2012	$2.1
Increase (decrease) from:
Gross profit	0.6
Foreign currency	0.5
Other selling, general and administrative expenses	(0.5)
2013	$2.7

HBB's operating profit increased to $2.7 million in the first quarter of 2013 from $2.1 million in the first quarter of 2012. Operating profit increased as a result of higher gross profit and favorable foreign currency movements due to the strengthening of the Canadian dollar and Mexican peso partially, offset by higher selling, general and administrative expenses. The increase in gross profit was primarily due to increased sales volumes and a shift in sales mix to higher-margin products, partially offset by higher product costs. Selling, general and administrative expenses increased due to additional costs incurred to execute HBB's strategic initiatives, partially offset by lower professional fees.

HBB recognized net income of $1.5 million in the first quarter of 2013 compared with $1.0 million in the first quarter of 2012 primarily due to the factors affecting operating profit and lower interest expense as a result of lower levels of borrowings during the first quarter of 2013 compared with the first quarter of 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the three months ended March 31:

	2013	2012	Change
Operating activities:
Net income	$1.5	$1.0	$0.5
Depreciation and amortization	0.5	0.6	(0.1)
Other	1.2	0.6	0.6
Working capital changes	(0.2)	4.3	(4.5)
Net cash provided by operating activities	3.0	6.5	(3.5)

Investing activities:
Expenditures for property, plant and equipment	(0.3)	(0.4)	0.1
Net cash used for investing activities	(0.3)	(0.4)	0.1

Cash flow before financing activities	$2.7	$6.1	$(3.4)

Net cash provided by operating activities decreased $3.5 million in the first quarter of 2013 compared with the first quarter of 2012 primarily due to the change in working capital, partially offset by the change in other operating activities and higher net income. The change in working capital was mainly the result of a larger decrease in accounts payable and in inventory during the first quarter of 2013 primarily attributable to higher inventory levels at the end of the 2012 holiday-selling season compared with the prior year, partially offset by a larger decrease in accounts receivable mainly from higher sales volumes during the 2012 holiday-selling season compared with the prior year.

	2013	2012	Change
Financing activities:
Reductions to long-term debt and revolving credit agreements	$(5.0)	$(14.2)	$9.2
Net cash used for financing activities	$(5.0)	$(14.2)	$9.2

The decrease in net cash used for financing activities was the result of payments made on the HBB term loan in the first quarter of 2012.

Financing Activities

HBB has a $115.0 million senior secured floating-rate revolving credit facility that expires in July 2017 (the “HBB Facility”). The obligations under the HBB Facility are secured by substantially all of HBB's assets. The approximate book value of HBB's assets held as collateral under the HBB Facility was $176.9 million as of March 31, 2013.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible accounts receivable, inventory and trademarks of the borrowers, as defined in the HBB Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the HBB Facility. A portion of the availability is denominated in Canadian dollars to provide funding to HBB's Canadian subsidiary. Borrowings bear interest at a floating rate, which can be a base rate or LIBOR, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective March 31, 2013, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.50%, respectively. The applicable margins, effective March 31, 2013, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.00% and 1.50%, respectively. The HBB Facility also requires a fee of 0.375% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability and average usage, respectively.

At March 31, 2013, the borrowing base under the HBB Facility was $94.5 million. Borrowings outstanding under the HBB Facility were $34.7 million at March 31, 2013. Therefore, at March 31, 2013, the excess availability under the HBB Facility was $59.8 million. The floating rate of interest applicable to the HBB Facility at March 31, 2013 was 1.95% including the floating rate margin.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to NACCO, subject to achieving availability thresholds. Dividends are limited to the greater of $20.0 million or excess cash flow from the most recently ended fiscal year in each of the two twelve-month periods following the closing date of the HBB Facility, so long as HBB has excess availability under the HBB Facility of not less than $25.0 million and maintains a minimum fixed charge coverage ratio of 1.0 to 1.0, as defined in the HBB Facility; and in such amounts as determined by HBB subsequent to the second anniversary of the closing date of the HBB Facility, so long as HBB has excess availability under the HBB Facility of not less than $25.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At March 31, 2013, HBB was in compliance with the financial covenants in the HBB Facility.

HBB believes funds available from cash on hand at HBB and the Company, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the HBB Facility in July 2017.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2012, there have been no significant changes in the total amount of HBB's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 47 in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Capital Expenditures

Expenditures for property, plant and equipment were $0.3 million for the first three months of 2013 and are estimated to be an additional $3.5 million for the remainder of 2013. These planned capital expenditures are primarily for tooling for new products. These expenditures are expected to be funded from internally generated funds.

Capital Structure

Working capital is significantly affected by the seasonality of HBB's business. The following is a discussion of the changes in HBB's capital structure at March 31, 2013 compared with both March 31, 2012 and December 31, 2012.

March 31, 2013 Compared with March 31, 2012

	MARCH 31 2013	MARCH 31 2012	Change
Cash and cash equivalents	$0.5	$1.2	$(0.7)
Other net tangible assets	79.6	76.0	3.6
Net assets	80.1	77.2	2.9
Total debt	(34.7)	(40.0)	5.3
Total equity	$45.4	$37.2	$8.2
Debt to total capitalization	43%	52%	(9)%

Other net tangible assets increased $3.6 million from March 31, 2012 primarily due to an increase in inventory, a decrease in other current liabilities as a result of a decrease in co-op advertising and state taxes payable and a decrease in other long-term liabilities mainly due to a decrease in the pension liability. The increase in inventory was driven by higher sales forecasts and higher average inventory costs as more higher-priced products were introduced in late 2012 and 2013. These items were partially offset by an increase in accounts payable primarily due to the increase in inventory and a shift in payment terms with certain suppliers.

Total debt decreased $5.3 million due to payments made during 2012 and the first quarter of 2013.

Total equity increased $8.2 million primarily due to HBB's net income of $21.7 million for the twelve months ended March 31, 2013 largely offset by $15.0 million of dividends paid to NACCO during the twelve months ended March 31, 2013.

March 31, 2013 Compared with December 31, 2012

	MARCH 31 2013	DECEMBER 31 2012	Change
Cash and cash equivalents	$0.5	$2.8	$(2.3)
Other net tangible assets	79.6	80.0	(0.4)
Net assets	80.1	82.8	(2.7)
Total debt	(34.7)	(39.7)	5.0
Total equity	$45.4	$43.1	$2.3
Debt to total capitalization	43%	48%	(5)%

The decrease in cash and cash equivalents was due to the seasonality of the business. Other net tangible assets decreased $0.4 million from December 31, 2012 primarily due to lower levels of accounts receivable and accounts payable mainly as a result of the seasonality of the business.

Total debt decreased $5.0 million due to payments made during the first quarter of 2013.

OUTLOOK

HBB's target consumer, the middle-market mass consumer, continues to struggle with financial and economic concerns. As a result, sales volumes in the middle-market portion of the U.S. small kitchen appliance market in which HBB participates are projected to grow only moderately in 2013 compared with 2012. International and commercial product markets are expected to grow reasonably in 2013 compared with 2012.

HBB continues to focus on strengthening its North American consumer market position through product innovation, promotions, increased placements and branding programs, together with appropriate levels of advertising for the company's highly successful and innovative product lines. HBB expects The Scoop®, the Two-Way Brewer and the DurathonTM iron product line, all introduced in late 2011, as well as the FlexBrewTM launched in late 2012, to continue to gain market position as broader distribution is attained over time. HBB is continuing to introduce innovative products in several small appliance categories. In the first quarter of 2013, HBB launched the Hamilton Beach® Breakfast Sandwich Maker, which provides an innovative and convenient way for consumers to cook breakfast sandwiches quickly at home. These products, as well as other new product introductions in the pipeline for 2013, are expected to increase both revenues and operating profit. As a result of these new products, HBB's solid position in commercial and international markets, and execution of its strategic initiatives, HBB expects to increase volumes and revenues in 2013 compared with 2012 at more than the 2013 market forecast rate of increase.

Overall, HBB expects full year 2013 net income to be comparable to 2012 as anticipated increases in profit from increased revenues are forecasted to be largely offset by expected increases in operating expenses to support HBB's strategic initiatives. Product and transportation costs are currently expected to remain comparable to 2012. However, HBB continues to monitor commodity costs closely and intends to adjust product prices and product placements, as appropriate, if these costs increase more than anticipated. HBB expects 2013 cash flow before financing activities to be moderately lower than in 2012 due to increased working capital.

Longer term, HBB will work to take advantage of the potential to improve return on sales through economies of scale derived from market growth and a focus on its five strategic growth initiatives: (1) enhancing its placements in the North America consumer business through consumer-driven innovative products and strong sales and marketing support, (2) enhancing internet sales by providing best in class retailer support and increased consumer content and engagement, (3) achieving further penetration of the global Commercial market through a commitment to an enhanced global product line for chains and distributors serving the global food service and hospitality markets, (4) expanding internationally in the emerging Asian and Latin American markets by increasing product offerings in these markets, increasing focus on offering products designed specifically for those market needs and expanding distribution channels and sales and marketing capabilities and (5) entering the "only the best" market with a strong brand and broad product line. During the first quarter of 2013, HBB continued to make strides in the execution of its strategic initiatives and expects to continue to do so over the remainder of 2013.

THE KITCHEN COLLECTION, LLC

KC is a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® ("LGC") store names in outlet and traditional malls throughout the United States. KC's business is seasonal, and a majority of its revenues and operating profit typically occurs in the second half of the year when sales of kitchenware to consumers increase significantly for the fall holiday-selling season.

FINANCIAL REVIEW

The results of operations for KC were as follows for the three months ended March 31:

	THREE MONTHS
	2013	2012
Revenues	$39.7	$45.3
Operating loss	$(5.0)	$(4.6)
Interest expense	$0.1	$0.1
Other (income) expense	$—	$—
Net loss	$(3.3)	$(2.8)
Effective income tax rate	35.4%	40.0%

First Quarter of 2013 Compared with First Quarter of 2012

The following table identifies the components of change in revenues for the first quarter of 2013 compared with the first quarter of 2012:

Revenues
2012	$45.3
Increase (decrease) from:
Closed stores	(3.3)
KC comparable store sales	(2.8)
LGC comparable store sales	(0.9)
New store sales	1.4
2013	$39.7

Revenues for the first quarter of 2013 decreased to $39.7 million from $45.3 million in the first quarter of 2012. The decrease was primarily a result of a decline in both KC and LGC comparable store sales and the effect of closing unprofitable KC and LGC stores during and since 2012. The decrease in comparable store sales at both KC and LGC was mainly due to a reduction in store transactions and fewer customer visits, partially offset by a higher average sale transaction value in the first quarter of 2013 compared to the first quarter of 2012. These decreases in revenue were partially offset by sales at newly opened KC stores.

At March 31, 2013, KC operated 255 stores compared with 270 stores at March 31, 2012 and 261 stores at December 31, 2012. At March 31, 2013, LGC operated 44 stores compared with 57 stores at March 31, 2012 and 51 stores at December 31, 2012.

The following table identifies the components of change in operating loss for the first quarter of 2013 compared with the first quarter of 2012:

Operating Loss
2012	$(4.6)
(Increase) decrease from:
KC comparable stores	(0.9)
New stores	(0.1)
LGC comparable stores	0.3
Closed stores	0.1
Other selling, general and administrative expenses	0.2
2013	$(5.0)
KC recognized an operating loss of $5.0 million in the first quarter of 2013 compared with an operating loss of $4.6 million in the first quarter of 2012. The increase in the operating loss was primarily due to reduced sales and a shift in mix to lower margin products at KC comparable stores, partially offset by increased gross margins for LGC comparable stores.

KC reported a net loss of $3.3 million in the first quarter of 2013 compared with a net loss of $2.8 million in the first quarter of 2012 primarily due to the factors affecting the operating loss.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the three months ended March 31:

	2013	2012	Change
Operating activities:
Net loss	$(3.3)	$(2.8)	$(0.5)
Depreciation and amortization	0.7	0.7	—
Other	(0.1)	(0.1)	—
Working capital changes	(15.3)	(16.9)	1.6
Net cash used for operating activities	(18.0)	(19.1)	1.1

Investing activities:
Expenditures for property, plant and equipment	(0.8)	(1.8)	1.0
Net cash used for investing activities	(0.8)	(1.8)	1.0

Cash flow before financing activities	$(18.8)	$(20.9)	$2.1

Net cash used for operating activities decreased $1.1 million in the first three months of 2013 compared with the first three months of 2012 primarily from the change in working capital. The change in working capital was mainly the result of a change in intercompany tax amounts with NACCO.

Expenditures for property, plant and equipment decreased primarily due to the reduction of new KC stores opened during the first quarter of 2013 compared with first quarter of 2012.

	2013	2012	Change
Financing activities:
Net additions to revolving credit agreement	$8.2	$10.0	$(1.8)
Net cash provided by financing activities	$8.2	$10.0	$(1.8)

Financing Activities

KC has a $30.0 million secured revolving line of credit that expires in August 2017 (the “KC Facility”). The obligations under the KC Facility are secured by substantially all assets of KC. The approximate book value of KC's assets collateralized under the KC Facility was $68.1 million as of March 31, 2013.

The maximum availability under the KC Facility is derived from a borrowing base formula using KC's eligible inventory and eligible credit card accounts receivable, as defined in the KC Facility. Borrowings bear interest at a floating rate plus a margin based on the excess availability under the agreement, as defined in the KC Facility, which can be either a base rate plus a margin of 1.00% or LIBOR plus a margin of 2.00% as of March 31, 2013. The KC Facility also requires a commitment fee of 0.375% per annum on the unused commitment.

At March 31, 2013, the borrowing base under the KC Facility was $27.0 million. Borrowings outstanding under the KC Facility were $8.2 million at March 31, 2013. Therefore, at March 31, 2013, the excess availability under the KC Facility was $18.8 million. The floating rate of interest applicable to the KC Facility at March 31, 2013 was 2.51%, including the floating rate margin.

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

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2012, there have been no significant changes in the total amount of KC's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 53 in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Capital Expenditures

Expenditures for property, plant and equipment were $0.8 million for the first three months of 2013 and are estimated to be an additional $2.6 million for the remainder of 2013. These planned capital expenditures are primarily for fixtures and equipment at new or existing stores and improvements to KC's information technology infrastructure. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

Working capital is significantly affected by the seasonality of KC's business. The following is a discussion of the changes in KC's capital structure at March 31, 2013 compared with both March 31, 2012 and December 31, 2012.

March 31, 2013 Compared with 2012

	MARCH 31 2013	MARCH 31 2012	Change
Cash and cash equivalents	$1.1	$1.0	$0.1
Other net tangible assets	47.6	52.9	(5.3)
Net assets	48.7	53.9	(5.2)
Total debt	(8.2)	(10.0)	1.8
Total equity	$40.5	$43.9	$(3.4)
Debt to total capitalization	17%	19%	(2)%

The $5.3 million change in other net tangible assets at March 31, 2013 compared with March 31, 2012 was mainly due to a reduction in inventory and accounts payable primarily from a decrease in the number of stores at March 31, 2013 compared with March 31, 2012.

Total equity decreased due to the net loss of $3.4 million recognized during the twelve-month period ended March 31, 2013.

March 31, 2013 Compared with December 31, 2012

	MARCH 31 2013	DECEMBER 31 2012	Change
Cash and cash equivalents	$1.1	$11.5	$(10.4)
Other net tangible assets	47.6	32.1	15.5
Net assets	48.7	43.6	5.1
Total debt	(8.2)	—	(8.2)
Total equity	$40.5	$43.6	$(3.1)
Debt to total capitalization	17%	(a)	(a)

(a)	Debt to total capitalization is not meaningful.

Other net tangible assets increased $15.5 million at March 31, 2013 compared with December 31, 2012, primarily from a decrease in accounts payable, sales tax payable and accrued payroll due to the seasonality of the business.

Total debt increased as a result of the seasonality of the business and the required funding of operations during the first three months of 2013. Total equity decreased as a result of KC's net loss during the first three months of 2013.

OUTLOOK

KC believes consumer traffic to outlet mall locations continued to decline in the first quarter of 2013 and prospects for the balance of 2013 remain uncertain. The middle market consumer remains under pressure due to financial and economic concerns, and those concerns are expected to continue to dampen consumer sentiment and limit consumer spending levels by KC's target customer in 2013. In addition, KC expects to maintain a lower number of stores through much of 2013 than in 2012. As a result, KC expects 2013 revenues to decrease compared with 2012.

Overall, KC expects modest net income for the 2013 full year and positive cash flow before financing activities compared with a net loss and essentially break even cash flow before financing in 2012. The net effect of the closing of a number of stores early in 2013 and the anticipated opening of new stores during the second half of 2013 are expected to contribute to improved results over the remainder of 2013. Also, enhanced sales per store and product margins are expected as a result of improvements in store formats and layouts, and further refinements of promotional offers and merchandise mix at both the Kitchen Collection® and Le Gourmet Chef® stores. During 2012, KC reformatted many of its stores, which resulted in higher up-front costs during 2012 and the liquidation of a substantial amount of inventory, both of which are not expected to recur in 2013. These new formats are expected to gain traction and improve margins and income in 2013.

Longer term, KC plans to focus on comparable store sales growth around a sound store portfolio. KC expects to accomplish its goals by enhancing sales volume and profitability through continued refinement of its formats and ongoing review of specific product offerings, merchandise mix, store displays and appearance, while improving inventory efficiency and store inventory controls. KC will also continue to evaluate and, as lease contracts permit, close underperforming and loss-generating stores. In the near term, Kitchen Collection expects to concentrate its growth on increasing the number of Kitchen Collection® stores, with store expansion expected to be focused on identifying the best positions in the best outlet malls for Kitchen Collection® stores. KC also expects to explore other growth opportunities in textiles and e-commerce.

NACCO AND OTHER

NACCO and Other includes the parent company operations and Bellaire Corporation ("Bellaire"), a non-operating subsidiary of NACCO.

FINANCIAL REVIEW

Operating Results

The results of operations at NACCO and Other were as follows for the three months ended March 31:

	THREE MONTHS
	2013	2012
Revenues	$—	$—
Operating loss	$(2.4)	$(1.5)
Other (income) expense	$0.4	$0.3
Loss from continuing operations	$(2.0)	$(1.5)

First Quarter of 2013 Compared with First Quarter of 2012

NACCO and Other recognized an operating loss of $2.4 million in the first quarter of 2013 compared with an operating loss of $1.5 million in the first quarter of 2012 primarily due to a reduction in management fees charged to subsidiaries partially offset by a decrease in employee-related expenses during the first quarter of 2013 compared with the first quarter of 2012, both as a result of the spin-off of Hyster-Yale. NACCO and Other recognized a loss from continuing operations of $2.0 million in the first quarter of 2013 compared with a loss from continuing operations of $1.5 million in the first quarter of 2012 primarily due to the factors affecting operating loss.

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

Following are the parent company management fees included in each subsidiary's selling, general and administrative expenses for the three months ended March 31:

	THREE MONTHS
	2013	2012
NACoal	$0.7	$0.8
HBB	$0.8	$0.6
KC	$0.1	$0.1

In addition, the parent company received management fees from Hyster-Yale of $3.3 million for the three months ended March 31, 2012. The parent company no longer receives management fees from Hyster-Yale.

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

In connection with the spin-off of Hyster-Yale, the Company and Hyster-Yale entered into a Transition Services Agreement ("TSA"). Under the terms of the TSA, as amended, the Company will obtain various services from Hyster-Yale and provide various services to Hyster-Yale on a transitional basis, as needed, for varying periods after the spin-off. None of the transition services is expected to exceed one year. The Company or Hyster-Yale may extend the initial transition period for a period of up to three months for any service upon 30 days written notice to the other party prior to the initial termination date. The Company paid net aggregate fees to Hyster-Yale of $0.2 million in the three months ended March 31, 2013.

Share Repurchase Program
On November 8, 2011, the Company announced that the Company's Board of Directors approved the repurchase of up to $50 million of the Company's outstanding Class A common stock. The timing and amount of any repurchases will be determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives and market conditions for the Company's Class A common stock. The original authorization for the repurchase program was scheduled to expire on December 31, 2012; however, in November 2012 the Company's Board of Directors approved an extension of the stock repurchase program through December 31, 2013. The share repurchase program does not require the Company to acquire any specific number of shares. It may be modified, suspended, extended or terminated by the Company at any time without prior notice and may be executed through open market purchases, privately negotiated transactions or otherwise. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so. As of March 31, 2013, the Company had repurchased 164,559 shares of Class A common stock for an aggregate purchase price of $10.3 million under this program.

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

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2012, there have been no significant changes in the total amount of NACCO and Other contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 57 in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Capital Structure

NACCO's consolidated capital structure is presented below:

	MARCH 31 2013	DECEMBER 31 2012	Change
Cash and cash equivalents	$96.9	$139.9	$(43.0)
Other net tangible assets	303.3	264.4	38.9
Goodwill, coal supply agreement and other intangibles, net	68.7	69.8	(1.1)
Net assets	468.9	474.1	(5.2)
Total debt	(173.6)	(177.7)	4.1
Closed mine obligations, net of tax	(14.9)	(15.0)	0.1
Total equity	$280.4	$281.4	$(1.0)
Debt to total capitalization	38%	39%	(1)%

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
NACoal: (1) the successful integration of the Reed Minerals acquisition, (2) changes in the demand for and market prices of metallurgical coal produced at the Reed Minerals operations, (3) changes in tax laws or regulatory requirements, including changes in mining or power plant emission regulations and health, safety or environmental legislation, (4) changes in costs related to geological conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (5) regulatory actions, changes in mining permit requirements or delays in obtaining mining permits that could affect deliveries to customers, (6) weather conditions, extended power plant outages or other events that would change the level of customers' coal or limerock requirements, which would have an adverse effect on results of operations, (7) weather or equipment problems that could affect deliveries to customers, (8) changes in the power industry that would affect demand for NACoal's reserves, (9) changes in the costs to reclaim current NACoal mining areas, (10) costs to pursue and develop new mining opportunities, (11) legal challenges related to Mississippi Power's Kemper County Energy Facility in Mississippi, (12) changes or termination of a long-term mining contract, or a customer default under a contract and (13) increased competition, including consolidation within the industry.

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

KC: (1) changes in gasoline prices, weather conditions, the level of consumer confidence and disposable income as a result of economic conditions, unemployment rates or other events or conditions that may adversely affect the number of customers visiting Kitchen Collection® and Le Gourmet Chef® stores, (2) changes in the sales prices, product mix or levels of consumer purchases of kitchenware, small electric appliances and gourmet foods, (3) changes in costs, including transportation costs, of inventory, (4) delays in delivery or the unavailability of inventory, (5) customer acceptance of new products, (6) the anticipated impact of the opening of new stores, the ability to renegotiate existing leases and effectively and efficiently close under-performing stores, (7) increased competition and (8) changes in health care benefits that could adversely affect costs or required staffing levels.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
INTEREST RATE RISK
The Company's subsidiaries, NACoal, HBB and KC, have entered into certain financing arrangements that require interest payments based on floating interest rates. As such, the Company's financial results are subject to changes in the market rate of interest. There is an inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. To reduce the exposure to changes in the market rate of interest, the Company has entered into interest rate swap agreements for a portion of its floating rate financing arrangements. The Company does not enter into interest rate swap agreements for trading purposes. Terms of the interest rate swap agreements provide the subsidiaries to receive a variable interest rate and pay a fixed interest rate. See also Note 7 to the unaudited condensed consolidated financial statements in this Form 10-Q.
The fair value of the Company's interest rate swap agreements was a liability of $0.2 million at March 31, 2013. A hypothetical 10% decrease in interest rates would not cause a material change in the fair value of the interest rate swap agreements at March 31, 2013.

FOREIGN CURRENCY EXCHANGE RATE RISK
HBB operates internationally and enters into transactions denominated in foreign currencies, principally the Canadian dollar and, to a lesser extent the Mexican peso. As such, its financial results are subject to the variability that arises from exchange rate movements. HBB uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts generally mature within twelve months and require HBB to buy or sell the functional currency in which the applicable subsidiary operates and buy U.S. dollars at rates agreed to at the inception of the contracts. The fair value of these contracts was a net asset of $0.2 million at March 31, 2013. See also Note 7 to the unaudited condensed consolidated financial statements in this Form 10-Q.
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. Assuming a hypothetical 10% weakening of the U.S. dollar compared with other foreign currencies at March 31, 2013, the fair value of foreign currency-sensitive financial instruments, which primarily represent forward foreign currency exchange contracts, would not cause a material change in the fair value of the contracts at March 31, 2013. It is important to note that the change in fair value indicated in this sensitivity analysis would be somewhat offset by changes in the fair value of the underlying receivables and payables.
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

Changes in internal control over financial reporting: During the first quarter of 2013, other than changes resulting from the acquisition of Reed Minerals discussed below, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

On August 31, 2012, NACoal acquired Reed Minerals. The Company is currently in the process of integrating Reed's operations, processes and internal controls. See Note 3 to the unaudited condensed consolidated financial statements for additional information regarding the acquisition.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
None
Item 1A    Risk Factors
No material changes for HBB, KC, NACoal or General from the Company's Annual Report on Form 10-K for the year ended December 31, 2012

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (1)
Month #1 (January 1 to 31, 2013)	13,793	$59.43	13,793	$43,941,408
Month #2 (February 1 to 28, 2013)	3,975	$58.76	17,768	$43,707,822
Month #3 (March 1 to 31, 2013)	71,717	$56.39	89,485	$39,663,765
Total	89,485	$56.96	89,485	$39,663,765

(1)
On November 8, 2011, the Company announced that the Company's Board of Directors approved the repurchase of up to $50 million of the Company's outstanding Class A common stock. The timing and amount of any repurchases will be determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives and market conditions for the Company's Class A common stock. The original authorization for the repurchase program was scheduled to expire on December 31, 2012; however, in November 2012 the Company's Board of Directors approved an extension of the stock repurchase program through December 31, 2013. The share repurchase program does not require the Company to acquire any specific number of shares. It may be modified, suspended, extended or terminated by the Company at any time without prior notice and may be executed through open market purchases, privately negotiated transactions or otherwise. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so. As of March 31, 2013, the Company had repurchased 164,559 shares of Class A common stock for an aggregate purchase price of $10.3 million under this program.

Item 3    Defaults Upon Senior Securities
None

Item 4    Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 filed with this Quarterly Report on Form 10-Q for the period ended March 31, 2013.

Item 5    Other Information
None

Item 6    Exhibits
Incorporated by reference to the Exhibit Index on page 38 of this Quarterly Report on Form 10-Q for the period ended March 31, 2013.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NACCO Industries, Inc. (Registrant)
Date:	May 1, 2013	/s/ Mark E. Barrus
Mark E. Barrus
Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit
Number*	Description of Exhibits

10.1**	Lignite Sales Agreement dated February 28, 2013 by and between Mississippi Lignite Mining Company and KMRC RH, LLC +
10.2**	Modification and Omnibus Agreement dated February 28, 2013 by and between Mississippi Lignite Mining Company and Choctaw Generation Limited Partnership
10.3**	Amendment No. 1 to the Transition Services Agreement dated as of April 1, 2013, by and between NACCO Industries, Inc. and Hyster-Yale Materials Handling Inc.
10.4
Hamilton Beach Brands, Inc. 2013 Annual Incentive Compensation Plan is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on March 27, 2013, Commission File Number 1-9172

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