Form 10-Q
period 2013-06-30
NACCO INDUSTRIES INC
filed 2013-08-07
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

YES ☐ NO ☑

Number of shares of Class A Common Stock outstanding at August 2, 2013: 6,417,202
Number of shares of Class B Common Stock outstanding at August 2, 2013: 1,581,635

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30 2013	DECEMBER 31 2012	JUNE 30 2012
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$85,058	$139,855	$160,098
Accounts receivable, net	81,271	121,147	75,986
Accounts receivable from affiliates	29,029	28,144	3,993
Inventories, net	167,470	169,440	173,913
Deferred income taxes	13,701	15,335	17,724
Prepaid expenses and other	16,111	12,921	25,834
Current assets of discontinued operations	—	—	817,098
Total current assets	392,640	486,842	1,274,646
Property, plant and equipment, net	185,626	182,985	137,012
Goodwill	3,973	6,399	—
Coal supply agreements and other intangibles, net	61,693	63,353	56,851
Other non-current assets	54,185	36,727	32,979
Long-term assets of discontinued operations	—	—	212,220
Total assets	$698,117	$776,306	$1,713,708
LIABILITIES AND EQUITY
Accounts payable	$90,334	$127,469	$86,859
Revolving credit agreements of subsidiaries - not guaranteed by the parent company	27,264	35,288	62,708
Current maturities of long-term debt of subsidiaries - not guaranteed by the parent company	6,969	6,961	6,960
Accrued payroll	18,378	24,288	13,534
Other current liabilities	30,510	33,163	36,562
Current liabilities of discontinued operations	—	—	483,753
Total current liabilities	173,455	227,169	690,376
Long-term debt of subsidiaries - not guaranteed by the parent company	129,687	135,448	95,251
Mine closing reserves	28,928	29,033	18,531
Pension and other postretirement obligations	23,166	24,394	25,577
Long-term deferred income taxes	22,961	27,313	12,384
Other long-term liabilities	51,894	51,618	43,360
Long-term liabilities of discontinued operations	—	—	211,521
Total liabilities	430,091	494,975	1,097,000
Stockholders' equity
Common stock:
Class A, par value $1 per share, 6,454,764 shares outstanding (December 31, 2012 - 6,770,689 shares outstanding; June 30, 2012 - 6,799,142 shares outstanding)	6,455	6,771	6,799
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,581,835 shares outstanding (December 31, 2012 - 1,582,310 shares outstanding; June 30, 2012 - 1,590,421 shares outstanding)	1,582	1,582	1,590
Capital in excess of par value	4,185	24,612	24,364
Retained earnings	318,885	313,450	657,518
Accumulated other comprehensive loss	(63,081)	(65,084)	(74,490)
Total stockholders' equity	268,026	281,331	615,781
Noncontrolling interest	—	—	927
Total equity	268,026	281,331	616,708
Total liabilities and equity	$698,117	$776,306	$1,713,708

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2013	2012	2013	2012
	(In thousands, except per share data)
Revenues	$196,017	$171,435	$392,069	$345,114
Cost of sales	148,387	128,138	298,178	256,298
Gross profit	47,630	43,297	93,891	88,816
Earnings of unconsolidated mines	10,281	10,579	22,379	22,585
Operating expenses
Selling, general and administrative expenses	48,484	48,125	98,434	96,932
Amortization of intangible assets	619	464	1,660	1,073
(Gain) loss on sale of assets	5	(2,314)	351	(2,273)
	49,108	46,275	100,445	95,732
Operating profit	8,803	7,601	15,825	15,669
Other (income) expense
Interest expense	1,148	1,504	2,452	3,211
Income from other unconsolidated affiliates	(336)	(432)	(727)	(783)
Closed mine obligations	272	860	677	1,194
Other net, including interest income	476	839	343	467
	1,560	2,771	2,745	4,089
Income from continuing operations before income tax provision	7,243	4,830	13,080	11,580
Income tax provision	2,096	1,387	3,511	3,425
Income from continuing operations, net of tax	5,147	3,443	9,569	8,155
Income from discontinued operations, net of tax expense of $2,237 and $8,752 in the three and six months ended June 30, 2012, respectively	—	18,269	—	38,807
Net income	$5,147	$21,712	$9,569	$46,962

Basic Earnings per Share:
Continuing operations	$0.63	$0.42	$1.16	$0.97
Discontinued operations	—	2.18	—	4.64
Basic earnings per share	$0.63	$2.60	$1.16	$5.61

Diluted Earnings per Share:
Continuing operations	$0.63	$0.42	$1.16	$0.97
Discontinued operations	—	2.18	—	4.63
Diluted earnings per share	$0.63	$2.60	$1.16	$5.60

Dividends per share	$0.2500	$0.5475	$0.5000	$1.0800

Basic Weighted Average Shares Outstanding	8,179	8,388	8,259	8,383
Diluted Weighted Average Shares Outstanding	8,184	8,400	8,284	8,397

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2013	2012	2013	2012
	(In thousands)
Net income	$5,147	$21,712	$9,569	$46,962
Foreign currency translation adjustment	(495)	(16,696)	228	(5,875)
Current period cash flow hedging activity, net of $356 and $432 tax expense in the three and six months ended June 30, 2013, respectively, and $541 and $16 tax expense in the three and six months ended June 30, 2012, respectively	577	2,810	697	2,274
Reclassification of hedging activities into earnings, net of $77 and $170 tax benefit in the three and six months ended June 30, 2013, respectively, and $1,071 and $2,293 tax expense in the three and six months ended June 30, 2012, respectively	124	(368)	273	(222)
Reclassification of pension and postretirement adjustments into earnings, net of $264 and $408 tax benefit in the three and six months ended June 30, 2013, respectively, and $542 and $1,114 tax benefit in the three and six months ended June 30, 2012, respectively	363	1,904	805	3,897
Comprehensive income	$5,716	$9,362	$11,572	$47,036

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30
	2013	2012
	(In thousands)
Operating activities
Net income	$9,569	$46,962
Income from discontinued operations	—	(38,807)
Income from continuing operations	9,569	8,155
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation, depletion and amortization	10,209	6,774
Amortization of deferred financing fees	295	812
Deferred income taxes	(3,333)	(1,897)
Loss (gain) on sale of assets	351	(2,273)
Other non-current liabilities	1,460	745
Other	(14,255)	2,721
Working capital changes, excluding the effect of business acquisitions:
Accounts receivable	40,334	20,452
Inventories	2,070	(12,819)
Other current assets	(4,131)	(5,146)
Accounts payable	(37,738)	(7,418)
Other current liabilities	(7,389)	(11,488)
Net cash used for operating activities of continuing operations	(2,558)	(1,382)
Net cash provided by operating activities of discontinued operations	—	53,064

Investing activities
Expenditures for property, plant and equipment	(13,816)	(34,312)
Proceeds from the sale of assets	1,274	23,499
Other	(173)	14,389
Net cash provided by (used for) investing activities of continuing operations	(12,715)	3,576
Net cash used for investing activities of discontinued operations	—	(5,713)

Financing activities
Additions to long-term debt	1,768	25,000
Reductions of long-term debt	(15,264)	(55,425)
Net additions (reductions) to revolving credit agreements	(280)	45,331
Cash dividends paid	(4,134)	(9,058)
Financing fees paid	—	(1,222)
Purchase of treasury shares	(21,608)	(577)
Other	(10)	5
Net cash provided by (used for) financing activities of continuing operations	(39,528)	4,054
Net cash used for financing activities of discontinued operations	—	(88,976)

Effect of exchange rate changes on cash of continuing operations	4	67
Effect of exchange rate changes on cash of discontinued operations	—	(185)
Cash and cash equivalents
Decrease for the period	(54,797)	(35,495)
Increase related to discontinued operations	—	41,810
Balance at the beginning of the period	139,855	153,783
Balance at the end of the period	$85,058	$160,098
See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension and Postretirement Plan Adjustment	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(In thousands, except per share data)
Balance, December 31, 2011	$6,778	$1,596	$22,786	$619,614	$13,230	$2,598	$(90,392)	$576,210	$882	$577,092
Stock-based compensation	21	—	2,149	—	—	—	—	2,170	—	2,170
Purchase of treasury shares	(6)	—	(571)	—	—	—	—	(577)	—	(577)
Conversion of Class B to Class A shares	6	(6)	—	—	—	—	—	—	—	—
Net income	—	—	—	46,962	—	—	—	46,962	—	46,962
Cash dividends on Class A and Class B common stock: $1.0800 per share	—	—	—	(9,058)	—	—	—	(9,058)	—	(9,058)
Current period other comprehensive income (loss)	—	—	—	—	(5,875)	2,274	—	(3,601)	—	(3,601)
Reclassification adjustment to net income	—	—	—	—	—	(222)	3,897	3,675	—	3,675
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	45	45
Balance, June 30, 2012	$6,799	$1,590	$24,364	$657,518	$7,355	$4,650	$(86,495)	$615,781	$927	$616,708

Balance, December 31, 2012	$6,771	$1,582	$24,612	$313,450	$13,640	$7,499	$(86,223)	$281,331	$—	$281,331
Stock-based compensation	78	—	787	—	—	—	—	865	—	865
Purchase of treasury shares	(394)	—	(21,214)	—	—	—	—	(21,608)	—	(21,608)
Net income	—	—	—	9,569	—	—	—	9,569	—	9,569
Cash dividends on Class A and Class B common stock: $0.5000 per share	—	—	—	(4,134)	—	—	—	(4,134)	—	(4,134)
Current period other comprehensive income	—	—	—	—	228	697	—	925	—	925
Reclassification adjustment to net income	—	—	—	—	—	273	805	1,078	—	1,078
Balance, June 30, 2013	$6,455	$1,582	$4,185	$318,885	$13,868	$8,469	$(85,418)	$268,026	$—	$268,026

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at June 30, 2013 and the results of its operations, comprehensive income, cash flows and changes in equity for the six months ended June 30, 2013 and 2012 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. GAAP for complete financial statements.

Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2013. The HBB and KC businesses are seasonal and a majority of revenues and operating profit typically occurs in the second half of the calendar year when sales of small electric household appliances to retailers and consumers increase significantly for the fall holiday-selling season. For further information regarding seasonality of these businesses, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Note 2 - Recently Issued Accounting Guidance

Accounting Guidance Adopted in 2013:

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

Note 3 - Acquisition

On August 31, 2012, NACoal acquired, through a wholly owned subsidiary, four related operating companies - Reed Minerals, Inc., Reed Hauling Inc., C&H Mining Company, Inc. and Reed Management LLC - from members of and entities controlled by the Reed family. These companies (collectively known as "Reed Minerals") are based in Jasper, Alabama and are involved in the mining of steam and metallurgical coal. The results of Reed Minerals have been included in the Company's consolidated financial statements since the date of acquisition.
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
The acquisition was funded using borrowings under NACoal's unsecured revolving line of credit. The purchase price included a $69.3 million cash payment and estimated contingent consideration valued at an additional $1.6 million. The value of the contingent consideration as of the acquisition date was based on a Monte Carlo simulation model. The contingent consideration is structured as an earn-out payment to the sellers of Reed Minerals. The earn-out is calculated as a percentage by which the monthly average coal selling price exceeds an established threshold multiplied by the number of tons sold during the month. The earn-out period covers the first 15 million tons of coal sold from the Reed Minerals coal reserves. There is no monetary cap on the amount payable under this contingent payment arrangement. The liability for contingent consideration ($1.6 million at June 30, 2013 after accretion and payments) is included in other long-term liabilities in the unaudited condensed consolidated balance sheet. Earn-out payments, if payable, are paid quarterly. Earn-out payments of less than $0.1 million were paid during the six months ended June 30, 2013.

The goodwill arising from the acquisition is expected to be deductible for tax purposes.

The following table summarizes the fair values of the assets acquired and liabilities assumed of Reed Minerals as of the acquisition date:

(In millions)
Property, plant and equipment (including mineral rights)	$60.2
Other assets	21.3
Other intangible assets	8.2
Total assets acquired	89.7
Other current liabilities	8.3
Other long-term liabilities	14.5
Total liabilities assumed	22.8
Net assets acquired	66.9
Purchase price	70.9
Goodwill	$4.0

The fair values of the assets acquired and liabilities assumed in the table above includes a $6.3 million liability reflected within other long-term liabilities for tax liabilities associated with pre-acquisition business activities of Reed Minerals. There is also a $6.3 million long-term asset recorded, recognizing the sellers' contractual obligation to indemnify the Company for this pre-acquisition liability. The indemnification asset was measured on the same basis as the corresponding liability.

Note 4 - Other Events and Transactions

NACoal: During the first six months of 2012, NACoal sold a dragline for $20.2 million, which approximated book value. This asset was previously reported as held for sale on the consolidated balance sheet.
During 2012, Coyote Creek, an indirect subsidiary of the Company, entered into a Lignite Sales Agreement (the “LSA”) with Otter Tail Power Company (“OTP”), a wholly owned subsidiary of Otter Tail Corporation, and with OTP's co-owners in the Coyote Station baseload generation plant, Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc., Northern

Municipal Power Agency and NorthWestern Corporation. Under the LSA, NACoal will develop a lignite mine in Mercer County, North Dakota and deliver to the Coyote Station co-owners, as an exclusive supplier, the annual fuel requirements of the Coyote Station plant (expected to be approximately 2.5 million tons annually starting in 2016). The term of the LSA consists of two periods: (i) the development period, which is from October 10, 2012 until on or around May 5, 2016, and (ii) the production period, which is from the last day of the development period until December 31, 2040. The production period is subject to automatic 5-year extensions unless either party gives notice of its desire not to extend the LSA or the lignite at the mine is exhausted. Included in "Accounts receivable from affiliates" is $25.9 million and $24.8 million as of June 30, 2013 and December 31, 2012, respectively due from Coyote Creek, primarily for the purchase of a dragline from NACoal.

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

Discontinued operations includes the following results:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
	(In millions, except per share data)
Revenues	$602.0	$1,231.5
Net income	$18.3	$38.8
Basic earnings per share	$2.18	$4.64
Diluted earnings per share	$2.18	$4.63

Note 5 - Inventories

Inventories are summarized as follows:

	JUNE 30 2013	DECEMBER 31 2012	JUNE 30 2012
Coal - NACoal	$22,154	$17,311	$17,144
Mining supplies - NACoal	15,994	13,587	11,949
Total inventories at weighted average cost	38,148	30,898	29,093
Sourced inventories - HBB	79,778	84,814	86,212
Retail inventories - KC	49,544	53,728	58,608
Total inventories at FIFO	129,322	138,542	144,820
	$167,470	$169,440	$173,913

Note 6 - Stockholders' Equity

Share Repurchase Program: In 2011, the Company announced that the Company's Board of Directors approved the repurchase of up to $50 million of the Company's outstanding Class A common stock. The authorization for the repurchase program originally was scheduled to expire on December 31, 2012; however, in November 2012 the Company's Board of Directors approved an extension of the stock repurchase program through December 31, 2013. As of June 30, 2013, the Company had repurchased 469,471 shares of Class A common stock for an aggregate purchase price of $26.8 million under this program. The weighted average purchase price per share and number of shares repurchased were $54.79 per share and 394,397 for the six months ended June 30, 2013, respectively.

Amounts Reclassified out of Accumulated Other Comprehensive Income: The following table summarizes the amounts reclassified out of accumulated other comprehensive income ("AOCI") and recognized in the unaudited condensed consolidated statements of operations:

	Amount Reclassified from AOCI
Details about AOCI Components	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Location of loss (gain) reclassified from AOCI into income
	(in thousands)
Loss (gain) on cash flow hedging
Foreign exchange contracts	$(27)	$(17)	Cost of sales
Interest rate contracts	228	460	Interest expense
	201	443	Total before income tax expense
	77	170	Income tax benefit
	$124	$273	Net of tax

Pension and postretirement plan
Actuarial loss	$682	$1,313	(a)
Prior-service credit	(55)	(100)	(a)
	627	1,213	Total before income tax expense
	264	408	Income tax benefit
	$363	$805	Net of tax

Total reclassifications for the period	$487	$1,078	Net of tax

(a) These accumulated other comprehensive income components are included in the computation of pension expense. See Note 13 for a discussion of the Company's pension expense.

Note 7 - Derivative Financial Instruments

The Company uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies. The Company offsets fair value amounts related to foreign currency exchange contracts executed with the same counterparty. These contracts hedge firm commitments and forecasted transactions relating to cash flows associated with sales and purchases denominated in currencies other than the Company's subsidiaries' functional currencies. Changes in the fair value of forward foreign currency exchange contracts that are effective as hedges are recorded in accumulated other comprehensive income (loss) (“OCI”). Deferred gains or losses are reclassified from OCI to the unaudited condensed consolidated statements of comprehensive income in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in cost of sales. The ineffective portion of derivatives that are classified as hedges is immediately recognized in earnings and generally recognized in cost of sales.

The Company uses interest rate swap agreements to partially reduce risks related to floating rate financing agreements that are subject to changes in the market rate of interest. Terms of the interest rate swap agreements provide for the Company to receive a variable interest rate and pay a fixed interest rate. The Company's interest rate swap agreements and its variable rate financings are based upon LIBOR. Changes in the fair value of interest rate swap agreements that are effective as hedges are recorded in OCI. Deferred gains or losses are reclassified from OCI to the unaudited condensed consolidated statements of comprehensive income in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in interest expense. The ineffective portion of derivatives that are classified as hedges is immediately recognized in earnings and included on the line “Other” in the “Other (income) expense” section of the unaudited condensed consolidated statements of operations.

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

Foreign Currency Derivatives: HBB held forward foreign currency exchange contracts denominated in Canadian dollars with total notional amounts of $6.0 million, $10.5 million and $12.2 million at June 30, 2013, December 31, 2012 and June 30, 2012, respectively. The fair value of these contracts approximated a net asset of $0.3 million, a net liability of less than $0.1 million, and a net asset of $0.3 million at June 30, 2013, December 31, 2012, and June 30, 2012, respectively.

Forward foreign currency exchange contracts that qualify for hedge accounting are used to hedge transactions expected to occur within the next twelve months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in OCI. Based on market valuations at June 30, 2013, $0.2 million of the amount included in OCI is expected to be reclassified as income into the consolidated statement of comprehensive income (loss) over the next twelve months, as the transactions occur.

Interest Rate Derivatives: HBB has interest rate swap agreements that hedge interest payments on its one-month LIBOR borrowings. The following table summarizes the notional amounts, related rates and remaining terms of active interest rate swap agreements at June 30, 2013, December 31, 2012, and June 30, 2012:

Notional Amount			Average Fixed Rate
JUNE 30 2013	DECEMBER 31 2012	JUNE 30 2012	JUNE 30 2013	DECEMBER 31 2012	JUNE 30 2012	Remaining Term at June 30, 2013
(In millions)
$20.0	$25.0	$25.0	1.4%	4.0%	4.1%	delayed contracts extending to January 2020

The fair value of all interest rate swap agreements was a net asset of $0.8 million, a net liability of $0.5 million, and a net liability of $0.9 million at June 30, 2013, December 31, 2012, and June 30, 2012, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in OCI. Based on market valuations at June 30, 2013, $0.5 million of the amount included in OCI is expected to be reclassified as income into the consolidated statement of comprehensive income (loss) over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements. The interest rate swap agreements held by HBB on June 30, 2013 are expected to continue to be effective as hedges.

The following table summarizes the fair value of derivatives designated as hedging instruments reflected on a gross basis at June 30, 2013, December 31, 2012, and June 30, 2012 as recorded in the unaudited condensed consolidated balance sheets:

	Derivative Assets
	Balance Sheet Location	JUNE 30 2013	DECEMBER 31 2012	JUNE 30 2012
Interest rate swap agreements	Prepaid expenses and other	$64	$—	$—
Interest rate swap agreements	Other non-current assets	700	—	—
Foreign currency exchange contracts	Prepaid expenses and other	326	—	257
		$1,090	$—	$257

	Derivative Liabilities
	Balance Sheet Location	JUNE 30 2013	DECEMBER 31 2012	JUNE 30 2012
Interest rate swap agreements	Other current liabilities	$—	$456	$878
Foreign currency exchange contracts	Other current liabilities	—	4	—
		$—	$460	$878

The following table summarizes the pre-tax impact of derivative instruments for the three and six months ended June 30, 2013 and 2012 as recorded in the unaudited condensed consolidated statements of operations:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)				Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)
	THREE MONTHS		SIX MONTHS			THREE MONTHS		SIX MONTHS
Derivatives in Cash Flow Hedging Relationships	2013	2012	2013	2012		2013	2012	2013	2012
Interest rate swap agreements	$763	$(10)	$760	$(95)	Interest expense	$(228)	$(343)	$(460)	$(743)
Foreign currency exchange contracts	170	374	369	(120)	Cost of sales	27	230	17	(9)
Total	$933	$364	$1,129	$(215)		$(201)	$(113)	$(443)	$(752)

						Amount of Gain or (Loss) Recognized in Income on Derivatives
						THREE MONTHS		SIX MONTHS
Derivatives Not Designated as Hedging Instruments					Location of Gain or (Loss) Recognized in Income on Derivative	2013	2012	2013	2012
Interest rate swap agreements					N/A	$—	$—	$—	$—
Foreign currency exchange contracts					Other	—	67	—	(162)
Total						$—	$67	$—	$(162)

See Note 8 for a discussion of the Company's fair value disclosures. There was no gain or loss recognized resulting from ineffectiveness and no amounts were excluded from effectiveness testing.

Note 8 - Fair Value Disclosure

The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	June 30, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Interest rate swap agreements	$764	$—	$764	$—
Foreign currency exchange contracts	326	—	326	—
	$1,090	$—	$1,090	$—
Liabilities:
Contingent consideration	$1,564	$—	$—	$1,564
	$1,564	$—	$—	$1,564

The Company uses significant other observable inputs to value derivative instruments used to hedge foreign currency and interest rate risk; therefore, they are classified within Level 2 of the valuation hierarchy. The fair value for these contracts is determined based on exchange rates and interest rates, respectively. See Note 7 for further discussion of the Company's derivative financial instruments. The valuation techniques and Level 3 inputs used to estimate the fair value of contingent consideration payable in connection with the Company's acquisition of Reed Minerals are described below. There were no transfers into or out of Levels 1, 2 or 3 during the six months ended June 30, 2013.

The following table summarizes changes in Level 3 liabilities measured at fair value on a recurring basis:

		Contingent Consideration
Balance at	December 31, 2012	$4,000
Change in estimate		(2,426)
Accretion expense		27
Payments		(37)
Balance at	June 30, 2013	$1,564

As described in Note 3, NACoal acquired Reed Minerals on August 31, 2012 for a purchase price of approximately $70.9 million, which includes estimated contingent consideration valued at $1.6 million . The estimated fair value of the contingent consideration was determined based on the income approach with key assumptions that include future projected metallurgical coal prices, forecasted coal deliveries and the estimated discount rate used to determine the present value of the projected contingent consideration payments. Future projected coal prices were estimated using a stochastic modeling methodology based on Geometric Brownian Motion with a risk neutral Monte Carlo simulation. Significant assumptions used in the model include coal price volatility and the risk-free interest rate based on U.S. Treasury yield curves with maturities consistent with the expected life of the contingent consideration. Volatility is considered a significant assumption and is based on historical coal prices. A significant increase or decrease in any of the aforementioned key assumptions related to the fair value measurement of the contingent consideration would result in a significantly higher or lower reported fair value for the contingent consideration liability.

The future anticipated cash flow for the contingent consideration was discounted using an interest rate that appropriately captures a market participant's view of the risk associated with the liability. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The liability for contingent consideration is included in other long-term liabilities in the Unaudited Condensed Consolidated Balance Sheets. Contingent consideration payments, if payable, are paid quarterly.

During the six months ended June 30, 2013, the estimate of the contingent consideration liability decreased by $2.4 million as the Company finalized purchase accounting for the Reed Minerals acquisition. The estimate of the contingent consideration liability reflects information known as of the acquisition date.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account subsidiary credit risk, which is Level 2 as defined in the fair value hierarchy. At June 30, 2013, the fair value of the revolving credit agreements and long-term debt, excluding capital leases, was $152.9 million compared with the book value of $152.5 million. At December 31, 2012, the fair value of the revolving credit agreements and long-term debt, excluding capital leases, was $166.8 million compared with the book value of $166.0 million. At June 30, 2012, the fair value of the revolving credit agreements and long-term debt, excluding capital leases, was $161.4 million compared with the book value of $160.5 million.

Note 9 - Unconsolidated Subsidiaries

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
Camino Real Fuels, LLC (“Camino Real”)
Liberty Fuels Company, LLC (“Liberty”)
NoDak Energy Services, LLC ("NoDak")
North American Coal Corporation India Private Limited ("NACC India")

Coteau, Falkirk and Sabine were developed between 1974 and 1981 and operate lignite coal mines under long-term contracts with various utility customers. Coteau, Falkirk and Sabine are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed, and are without recourse to NACCO and NACoal.

Demery, Caddo Creek, Coyote Creek, Camino Real and Liberty (collectively with Coteau, Falkirk and Sabine, the "Unconsolidated Mines") were formed to develop, construct and operate surface mines under long-term contracts. Demery commenced delivering coal to its customer in 2012 and is expected to reach full production levels in late 2015 or 2016. Liberty commenced production in June 2013 and is expected to reach full production levels in late 2014. Caddo Creek, Coyote Creek and Camino Real are still in development and are not expected to be at full production for several years.

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

The income taxes resulting from the operations of the unconsolidated mines are solely the responsibility of the Company. The pre-tax income from the unconsolidated mines is reported on the line “Earnings of unconsolidated mines” in the unaudited condensed consolidated statements of operations, with related income taxes included in the provision for income taxes. The Company has included the pre-tax earnings of the unconsolidated mines above operating profit because they are an integral component of the Company's business and operating results.

The pre-tax income from NoDak is reported on the line "Income from other unconsolidated affiliates" in the "Other (income) expense" section of the unaudited condensed consolidated statements of operations, with the related income taxes included in the provision for income taxes. The net income from NACC India is reported on the line "Income from other unconsolidated affiliates" in the "Other (income) expense" section of the unaudited condensed consolidated statements of operations.

The investment in the ten unconsolidated operations and related tax position was $34.5 million, $20.2 million, and $18.3 million at June 30, 2013, December 31, 2012, and June 30, 2012, respectively, and is included on the line “Other Non-current Assets” in the unaudited condensed consolidated balance sheets. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $4.2 million, $3.2 million, and $4.9 million at June 30, 2013, December 31, 2012, and June 30, 2012 respectively.

Summarized financial information for the ten unconsolidated operations is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2013	2012	2013	2012
Revenues	$141,302	$135,004	$280,938	$269,382
Gross profit	$17,515	$18,236	$37,012	$37,399
Income before income taxes	$10,695	$11,018	$23,478	$23,597
Net income	$8,191	$8,915	$17,992	$18,397

Note 10 - Contingencies

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

At June 30, 2013, December 31, 2012, and June 30, 2012, HBB had accrued approximately $7.1 million, $4.7 million, and $4.5 million for environmental investigation and remediation activities at these sites, respectively. HBB estimates that it is reasonably possible that it may incur additional expenses in the range of $0 to $4.7 million related to the environmental investigation and remediation at these sites. The increase in the liability from December 31, 2012 is primarily due to a $2.3 million charge to establish a liability for environmental investigation and remediation activities at HBB's Picton, Ontario facility as a result of an environmental study performed in the second quarter of 2013.

Note 11 - Product Warranties

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

Changes in the Company's current and long-term recorded warranty liability are as follows:

2013
Balance at January 1	$4,269
Current year warranty expense	3,905
Payments made	(4,268)
Balance as of June 30	$3,906

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

A reconciliation of the Company's consolidated federal statutory and effective income tax on income from continuing operations is as follows (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2013	2012	2013	2012
Income from continuing operations before income tax provision:	$7,243	$4,830	$13,080	$11,580
Statutory taxes at 35%	$2,535	$1,691	$4,578	$4,053
Discrete items:
Other	140	10	(2)	21
	140	10	(2)	21
Other permanent items:
NACoal percentage depletion	(711)	(346)	(1,297)	(949)
Other	132	32	232	300
	(579)	(314)	(1,065)	(649)
Income tax provision	$2,096	$1,387	$3,511	$3,425
Effective income tax rate	28.9%	28.7%	26.8%	29.6%

At June 30, 2013, the Company has a $1.8 million liability, included in Other long-term liabilities on the unaudited condensed consolidated balance sheet, for an uncertain tax position associated with pre-acquisition business activities of Reed Minerals. There is also a $1.8 million long-term asset recorded, recognizing a third party's contractual obligation to indemnify the Company in connection with this uncertain tax position. The indemnification asset was measured on the same basis as the corresponding liability.

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
Pension benefits are frozen for all employees other than certain NACoal unconsolidated mine employees (see Note 15 regarding subsequent events related to this plan). All other eligible employees of the Company, including employees whose pension benefits are frozen, receive retirement benefits under defined contribution retirement plans.

The components of pension and postretirement health care expense are set forth below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2013	2012	2013	2012
U.S. Pension and Postretirement Health Care
Service cost	$18	$19	$38	$39
Interest cost	686	769	1,466	1,646
Expected return on plan assets	(1,087)	(1,055)	(2,303)	(2,235)
Amortization of actuarial loss	651	773	1,252	1,453
Amortization of prior service credit	(55)	(156)	(100)	(126)
Total	$213	$350	$353	$777
Non-U.S. Pension
Service cost	$—	$—	$—	$—
Interest cost	51	51	101	103
Expected return on plan assets	(71)	(71)	(143)	(142)
Amortization of actuarial loss	31	33	61	65
Total	$11	$13	$19	$26

Note 14 - Business Segments

NACCO is a holding company with the following principal subsidiaries: NACoal, HBB and KC. See Note 1 for a discussion of the Company's industries and product lines. NACCO's non-operating segment, NACCO and Other, includes the accounts of the parent company and Bellaire Corporation, a non-operating subsidiary of the Company ("Bellaire").

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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2013	2012	2013	2012
	(In thousands)
Revenues from external customers
NACoal	$43,567	$19,199	$94,714	$43,533
HBB	114,651	110,676	220,802	215,616
KC	38,380	42,340	78,091	87,633
Eliminations	(581)	(780)	(1,538)	(1,668)
Total	$196,017	$171,435	$392,069	$345,114

Operating profit (loss)
NACoal	$11,196	$9,152	$22,981	$21,080
HBB	4,005	5,048	6,673	7,199
KC	(5,407)	(5,163)	(10,387)	(9,741)
NACCO and Other	(1,099)	(1,480)	(3,535)	(2,994)
Eliminations	108	44	93	125
Total	$8,803	$7,601	$15,825	$15,669

Income (loss) from continuing operations, net of tax
NACoal	$8,952	$7,130	$18,543	$16,337
HBB	1,985	2,214	3,486	3,241
KC	(2,403)	(3,189)	(5,670)	(6,006)
NACCO and Other	(1,048)	(1,715)	(3,051)	(3,167)
Eliminations	(2,339)	(997)	(3,739)	(2,250)
Total	$5,147	$3,443	$9,569	$8,155

Note 15 - Subsequent Events

During the third quarter of 2013, the Company approved a plan to freeze pension benefits for certain NACoal unconsolidated mines' employees effective January 1, 2014. Affected employees will earn benefits under the Company's defined contribution retirement plans. The Company has not yet determined the estimated curtailment gain or loss associated with freezing the pension benefits but does not expect the curtailment gain or loss to have a significant impact on the Company's future financial position, results of operations or cash flows.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except as noted and per share and percentage data)

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
Camino Real Fuels, LLC (“Camino Real”)
Liberty Fuels Company, LLC (“Liberty”)
NoDak Energy Services, LLC ("NoDak")
North American Coal Corporation India Private Limited ("NACC India")

Coteau, Falkirk and Sabine were developed between 1974 and 1981 and operate lignite coal mines under long-term contracts with various utility customers. Coteau, Falkirk and Sabine are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed, and are without recourse to NACCO and NACoal.

Demery, Caddo Creek, Coyote Creek, Camino Real and Liberty (collectively with Coteau, Falkirk and Sabine, the "Unconsolidated Mines") were formed to develop, construct and operate surface mines under long-term contracts. Demery commenced delivering coal to its customer in 2012 and is expected to reach full production levels in late 2015 or 2016. Liberty commenced production in June 2013 and is expected to reach full production levels in late 2014. Caddo Creek, Coyote Creek and Camino Real are still in development and are not expected to be at full production for several years.

NoDak was formed to operate and maintain a coal processing facility. NACC India was formed to provide technical advisory services to the third-party owners of a coal mine in India.
The contracts with the customers of the unconsolidated mines provide for reimbursement at a price based on actual costs plus an agreed pre-tax profit per ton of coal sold or actual costs plus a management fee.

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

FINANCIAL REVIEW

Tons of coal sold by NACoal's operating mines were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2013	2012	2013	2012
	(In millions)
Coteau	2.9	3.1	6.7	6.5
Falkirk	1.6	1.7	3.6	3.7
Sabine	1.1	1.1	2.3	2.3
Unconsolidated mines	5.6	5.9	12.6	12.5
MLMC	0.4	0.5	1.3	1.3
Reed Minerals	0.3	—	0.5	—
Consolidated mines	0.7	0.5	1.8	1.3
Total tons sold	6.3	6.4	14.4	13.8

The limerock dragline mining operations sold 5.3 million and 11.6 million cubic yards of limerock in the three and six months ended June 30, 2013, respectively. This compares with 4.4 million and 8.1 million cubic yards of limerock in the three and six months ended June 30, 2012, respectively.

The results of operations for NACoal were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2013	2012	2013	2012
Revenue - consolidated mines	$36,595	$17,353	$82,430	$38,461
Royalty and other	6,972	1,846	12,284	5,072
Total revenues	43,567	19,199	94,714	43,533
Cost of sales - consolidated mines	35,412	14,801	77,570	31,601
Cost of sales - royalty and other	310	569	570	1,183
Total cost of sales	35,722	15,370	78,140	32,784
Gross profit	7,845	3,829	16,574	10,749
Earnings of unconsolidated mines (a)	10,281	10,579	22,379	22,585
Selling, general and administrative expenses	6,302	7,106	13,953	13,454
Amortization of intangibles	619	464	1,660	1,073
(Gain) loss on sale of assets	9	(2,314)	359	(2,273)
Operating profit	11,196	9,152	22,981	21,080
Interest expense	628	689	1,412	1,431
Other (income) expense (including income from other unconsolidated affiliates)	(297)	(426)	(657)	(779)
Income from continuing operations before income tax provision	10,865	8,889	22,226	20,428
Income tax provision	1,913	1,759	3,683	4,091
Net income	$8,952	$7,130	$18,543	$16,337

Effective income tax rate	17.6%	19.8%	16.6%	20.0%

(a) See Note 9 for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.

The decrease in the effective income tax rate is primarily due to a shift in the mix of taxable income to entities with lower estimated effective income tax rates. See further information regarding the consolidated effective income tax rate in Note 12 of the unaudited condensed consolidated financial statements.

Second Quarter of 2013 Compared with Second Quarter of 2012

The following table identifies the components of change in revenues for the second quarter of 2013 compared with the second quarter of 2012:

Revenues
2012	$19,199
Increase from:
Reed Minerals	20,535
Royalty and other income	5,125
Other consolidated mining operations	(1,292)
2013	$43,567
Revenues increased to $43.6 million for the second quarter of 2013 from $19.2 million in the second quarter of 2012 primarily due to the Reed Minerals acquisition and an increase in royalty and other income. The decrease in other consolidated mining operations was primarily due to decreased deliveries at MLMC due to an extended shutdown at the customer's power plant partially offset by increased deliveries at the limerock dragline operations.

The following table identifies the components of change in operating profit for the second quarter of 2013 compared with the second quarter of 2012:

Operating Profit
2012	$9,152
Increase (decrease) from:

Royalty and other income	5,495
Other selling, general and administrative expenses	384
Other consolidated mining operations	147
Gain on sale of asset	(2,323)
Reed Minerals	(1,361)
Earnings of unconsolidated mines	(298)
2013	$11,196
Operating profit increased to $11.2 million in the second quarter of 2013 from $9.2 million in the second quarter of 2012. Higher royalty and other income was partially offset by the absence of a gain on the sale of assets recorded in the second quarter of 2012 and an operating loss at the Reed Minerals operations. The operating loss at Reed Minerals was due to lower sales resulting from lower demand for metallurgical coal and higher mining costs due to unexpected major equipment repairs and operational productivity which, while improving, has not yet reached expected levels.
Net income increased to $9.0 million in the second quarter of 2013 from $7.1 million in the second quarter of 2012 primarily due to the factors affecting operating profit and the benefit of a shift in the mix of taxable income towards entities with lower estimated effective income tax rates.

First Six Months of 2013 Compared with First Six Months of 2012

The following table identifies the components of change in revenues for the first six months of 2013 compared with the first six months of 2012:

Revenues
2012	$43,533
Increase from:
Reed Minerals	37,200
Royalty and other income	7,210
Consolidated mining operations	6,771
2013	$94,714

Revenues for the first six months of 2013 increased to $94.7 million from $43.5 million in the first six months of 2012 due to the Reed Minerals acquisition, an increase in royalty and other income and higher revenues at the consolidated mining operations. The increase at the consolidated mining operations was primarily the result of increased customer requirements at the limerock dragline mining operations and an increase in tons delivered at MLMC as a result of improvements at a customer's power plant in the first six months of 2013 compared with 2012.

The following table identifies the components of change in operating profit for the first six months of 2013 compared with the first six months of 2012:

Operating Profit
2012	$21,080
Increase (decrease) in 2012 from:
Royalty and other income	7,991
Other consolidated mining operations	436
Reed Minerals	(3,098)
Gain on sale of asset	(2,632)
Other selling, general and administrative expenses	(590)
Earnings of unconsolidated mines	(206)
2013	$22,981

Operating profit increased to $23.0 million in the first six months of 2013 from $21.1 million in the first six months of 2012, primarily as a result of higher royalty and other income partially offset by an operating loss at the Reed Minerals operations and the absence of a gain on the sale of assets recorded in the first six months of 2012. The operating loss at Reed Minerals was due to sales which were below expectations as a result of inclement weather that led to operational mining delays and lower demand for metallurgical coal as well as higher mining costs due to unexpected major equipment repairs and operational productivity which, while improving, has not yet reached expected levels.

Net income increased to $18.5 million in the first six months of 2013 from $16.3 million in the first six months of 2012 primarily due to the factors affecting operating profit and the benefit of a shift in the mix of taxable income towards entities with lower estimated effective income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the six months ended June 30:

	2013	2012	Change
Operating activities:
Net income	$18,543	$16,337	$2,206
Depreciation, depletion and amortization	7,475	3,998	3,477
Other	(15,584)	2,616	(18,200)
Working capital changes	2,329	(6,117)	8,446
Net cash provided by operating activities	12,763	16,834	(4,071)

Investing activities:
Expenditures for property, plant and equipment	(11,522)	(30,369)	18,847
Proceeds from the sale of assets	1,235	23,482	(22,247)
Other	(213)	14,349	(14,562)
Net cash provided by (used for) investing activities	(10,500)	7,462	(17,962)

Cash flow before financing activities	$2,263	$24,296	$(22,033)

The decrease in net cash provided by operating activities was primarily the result of the decrease in other operating activities partially offset by favorable working capital changes, higher depreciation, depletion and amortization and the increase in net income during the first six months of 2013 compared with the first six months of 2012. The change in other operating activities and working capital were primarily the result of changes in intercompany taxes and accounts receivable from the unconsolidated mines. The increase in depreciation, depletion and amortization was primarily a result of the Reed Minerals acquisition.

The change in net cash provided by (used for) investing activities was primarily attributable to transactions in the first six months of 2012 that did not recur in the first six months of 2013. In the first six months of 2012, NACoal received proceeds from the sale of a dragline and the collection of a long-term note related to the prior sale of a dragline that were partially offset by an increase in expenditures for property, plant and equipment including the purchase of two draglines in the first six months of 2012.

	2013	2012	Change
Financing activities:
Net additions (reductions) of long-term debt and revolving credit agreements	$(6,496)	$12,772	$(19,268)
Cash dividends paid to NACCO	—	(20,192)	20,192
Net cash used for financing activities	$(6,496)	$(7,420)	$924

The decrease in net cash used for financing activities during the first six months of 2013 compared with the first six months of 2012 was due to the absence of dividends paid to NACCO in the first six months of 2013 and repayments under the revolving credit agreement during the first six months of 2013 compared with borrowings in the 2012 period.

Financing Activities

NACoal has an unsecured revolving line of credit (the “NACoal Facility”) of up to $150.0 million that expires in December 2016. Borrowings outstanding under the NACoal Facility were $102.0 million at June 30, 2013. The excess availability under the NACoal Facility was $46.9 million at June 30, 2013, which reflects a reduction for outstanding letters of credit of $1.1 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios of NACoal, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved, as defined in the NACoal Facility. The applicable margins, effective June 30, 2013, for base rate and LIBOR loans were 0.75% and 1.75%, respectively. The NACoal Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.35% on the unused commitment at June 30, 2013. The floating rate of interest applicable to the NACoal Facility at June 30, 2013 was 1.92% including the floating rate margin.

The NACoal Facility also contains restrictive covenants that require, among other things, NACoal to maintain certain debt to EBITDA and interest coverage ratios, and provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 3.0 to 1.0 in conjunction with maintaining unused availability thresholds of borrowing capacity under a minimum interest coverage ratio, as defined in the NACoal Facility, of 4.0 to 1.0. The current level of availability required to pay dividends is $15 million. At June 30, 2013, NACoal was in compliance with the financial covenants in the NACoal Facility.

During 2004 and 2005, NACoal issued unsecured notes totaling $45.0 million in a private placement (the “NACoal Notes”), which require annual principal payments of approximately $6.4 million that began in October 2008 and will continue until October 4, 2014. These unsecured notes bear interest at a weighted-average fixed rate of 6.08%, payable semi-annually on April 4 and October 4. The NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. NACoal had $12.9 million of the private placement notes outstanding at June 30, 2013. The NACoal Notes contain certain covenants and restrictions that require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios, and limit dividends to NACCO based upon maintaining a maximum debt to EBITDA ratio of 3.5 to 1.0. At June 30, 2013, NACoal was in compliance with the financial covenants in the NACoal Notes.

NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At June 30, 2013, the balance of the note was $5.2 million and the interest rate was 0.22%.

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

Capital Expenditures

Expenditures for property, plant and equipment were $11.5 million during the first six months of 2013. NACoal estimates that its capital expenditures for the remainder of 2013 will be an additional $31.1 million, primarily for dragline refurbishment, mine equipment and development at its mines. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

NACoal's capital structure is presented below:

	JUNE 30 2013	DECEMBER 31 2012	Change
Cash and cash equivalents	$26	$4,259	$(4,233)
Other net tangible assets	187,090	166,265	20,825
Goodwill, coal supply agreements and other intangibles, net	65,666	69,752	(4,086)
Net assets	252,782	240,276	12,506
Total debt	(131,525)	(138,021)	6,496
Total equity	$121,257	$102,255	$19,002
Debt to total capitalization	52%	57%	(5)%

The increase in other net tangible assets during the first six months of 2013 was primarily due to an increase in inventory and a decrease in taxes payable. The increase in inventory was attributable to a decrease in tons delivered at MLMC in the second quarter of 2013 as a result of an extended outage at a customer's power plant and an increase in inventory at Reed Minerals as sales in the first six months of 2013 were below expectations.

Total debt decreased $6.5 million due to payments made on the NACoal Facility during the first six months of 2013.

OUTLOOK
Steam coal tons delivered in the last half of 2013 are expected to increase over the same period in 2012 at the unconsolidated mining operations provided customers achieve currently planned power plant operating levels for the remainder of 2013. Demery's Five Forks Mine commenced delivering coal to its customer in 2012 and is expected to increase production in 2013, with full production levels expected to be reached in late 2015 or in 2016. Liberty also commenced production in 2013 and is expected to reach full production levels of approximately 4.5 million tons of lignite coal annually for Mississippi Power Company's new Kemper County Energy Facility in late 2014.

At the consolidated mining operations, deliveries at MLMC are expected to be slightly lower in the second half of 2013 than in the latter half of 2012. Deliveries at MLMC are expected to increase longer-term as a result of recently implemented and anticipated operational improvements at the customer's power plant. Metallurgical coal sales for Reed Minerals in the second half of 2013 are expected to be slightly higher than the first half of 2013 but below the company's initial expectations as a result of volume expectations for the metallurgical coal market. Overall operating results are expected to be comparable to the first half of 2013 as a result of these volume expectations and operating costs which are not yet at the levels expected in future years. Post-acquisition productivity improvements are being made to increase mining efficiencies. Substantial improvements are expected in 2014 once a new, large dragline is in operation. Also, limerock deliveries for the second half of 2013 are expected to decrease compared with deliveries in the last half of 2012 as customer requirements are expected to decline moderately. Royalty and other income in the remainder of 2013 is also expected to be lower than the same period in 2012.

Unconsolidated mines currently in development are expected to continue to generate modest income in the remainder of 2013. The three mines in development are not expected to be at full production for several years. In the first quarter of 2013, mining permits needed to commence mining operations in Texas were issued for the Caddo Creek project and the Camino Real project. Caddo Creek expects to begin making initial coal deliveries in 2014. Camino Real expects initial deliveries in the latter half of

2014, and expects to mine approximately 3.0 million tons of coal annually when at full production. Coyote Creek is developing a lignite mine in Mercer County, North Dakota, from which it expects to deliver approximately 2.5 million tons of coal annually beginning in May 2016.

NACoal also has new project opportunities for which it expects to continue to incur additional expenses in 2013. In particular, the company continues to move forward to obtain a permit for its Otter Creek reserve in North Dakota in preparation for the anticipated construction of a new mine.

Overall, NACoal expects net income in the second half of 2013 to decline from the same period in 2012 primarily due to the absence of pre-tax gains from asset sales of approximately $4.5 million recognized during the last half of 2012. Excluding the effect of the asset sales, operating results are expected to be down slightly compared with 2012. Cash flow before financing activities for 2013 is expected to be higher than 2012, but not at the levels of 2011, due to anticipated increases in capital expenditures at MLMC and at the Reed Minerals operations. The capital expenditures associated with the Reed Minerals operations were designed as part of the Reed Minerals acquisition plan to improve mining efficiencies by reducing costs and increasing production capacity.

Over the longer term, NACoal's goal is to increase earnings of unconsolidated mines by approximately 50% over the next five years through the development and ongoing maturation of its new mines and normal escalation of contractual compensation at its existing mines. At the consolidated mines, NACoal has a goal of at least doubling the contribution from consolidated mining operations as MLMC benefits from recently implemented and anticipated operational improvements at its customer's power plant and as the company executes its long-term plan at the Reed Minerals operations. NACoal also expects to continue its efforts to develop new mining projects. NACoal is actively pursuing domestic opportunities for new or expanded coal mining projects, which include prospects for power generation, coal-to-liquids, coal-to-chemicals, coal gasification, coal drying and other clean coal technologies. Also, NACoal views its acquisition of Reed Minerals as the first step in a metallurgical coal strategic initiative which includes coal exports. NACoal also continues to pursue additional non-coal mining opportunities, principally in aggregates, and international value-added mining services projects, particularly in India.

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

FINANCIAL REVIEW

The results of operations for HBB were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2013	2012	2013	2012
Revenues	$114,651	$110,676	$220,802	$215,616
Operating profit	$4,005	$5,048	$6,673	$7,199
Interest expense	$440	$682	$909	$1,561
Other (income) expense	$425	$818	$242	$415
Net income	$1,985	$2,214	$3,486	$3,241
Effective income tax rate	36.8%	37.6%	36.9%	37.9%

Second Quarter of 2013 Compared with Second Quarter of 2012

The following table identifies the components of change in revenues for the second quarter of 2013 compared with the second quarter of 2012:

Revenues
2012	$110,676
Increase (decrease) from:
Unit volume and product mix	4,177
Foreign currency	482
Average sales price	(684)
2013	$114,651

Revenues for the second quarter of 2013 increased to $114.7 million from $110.7 million in the second quarter of 2012 primarily as a result of an increase in sales of products with higher price points, mainly in the U.S. consumer market. The improvement in revenue was partially offset by lower unit sales volumes in the Canadian and international consumer markets.

The following table identifies the components of change in operating profit for the second quarter of 2013 compared with the second quarter of 2012:

Operating Profit
2012	$5,048
Increase (decrease) from:
Environmental charge	(2,254)
Other selling, general and administrative expenses	(2,054)
Gross profit	2,997
Foreign currency	268
2013	$4,005

HBB's operating profit decreased to $4.0 million in the second quarter of 2013 from $5.0 million in the second quarter of 2012 primarily due to a $2.3 million charge to establish a liability for environmental investigation and remediation activities at HBB's Picton, Ontario facility, and increased other selling, general and administrative expenses, partially offset by higher gross profit. The increase in other selling, general and administrative expenses was mainly due to higher employee-related costs, an increase in advertising expenses and additional costs incurred to execute HBB's five strategic initiatives. The increase in gross profit was mainly attributable to a shift in sales mix to higher-margin products and a $0.9 million favorable product liability adjustment, primarily as a result of a change in estimate.

HBB recognized net income of $2.0 million in the second quarter of 2013 compared with $2.2 million in the second quarter of 2012 primarily due to the factors affecting operating profit and lower interest expense. The decrease in interest expense was due to lower levels of borrowings during the second quarter of 2013 compared with the second quarter of 2012 and the write-off of deferred financing fees in the second quarter of 2012 related to the HBB term loan that was repaid in that period.

First Six Months of 2013 Compared with First Six Months of 2012

The following table identifies the components of change in revenues for the first six months of 2013 compared with the first six months of 2012:

Revenues
2012	$215,616
Increase (decrease) in 2012 from:
Unit volume and product mix	5,747
Foreign currency	624
Average sales price	(1,185)
2013	$220,802

Revenues increased to $220.8 million in the first six months of 2013 compared with $215.6 million in the first six months of 2012 primarily due to an increase in sales volumes, mainly in the U.S. consumer market, partially offset by decreases in the international and Canadian consumer markets. The increase was partially offset by lower prices on comparable products sold.

The following table identifies the components of change in operating profit for the first six months of 2013 compared with the first six months of 2012:

Operating Profit
2012	$7,199
Increase (decrease) in 2012 from:
Other selling, general and administrative expenses	(2,704)
Environmental charge	(2,254)
Gross profit	3,593
Foreign currency	839
2013	$6,673

HBB's operating profit decreased to $6.7 million in the first six months of 2013 compared with $7.2 million in the first six months of 2012. Operating profit decreased primarily as a result of an increase in other selling, general and administrative expenses, mainly due to higher employee-related costs and increased advertising in the first six months of 2013 compared with the first six months of 2012, and a $2.3 million charge to establish a liability for environmental investigation and remediation activities at HBB's Picton, Ontario facility. These items were partially offset by higher gross profit primarily attributable to a shift in sales mix to higher-margin products in the first six months of 2013 compared with the first six months of 2012 and a $0.9 million favorable product liability adjustment, primarily as a result of a change in estimate in the first six months of 2013.

HBB recognized net income of $3.5 million in the first six months of 2013 compared with $3.2 million in the first six months of 2012 primarily due to the factors affecting operating profit and lower interest expense due to lower levels of borrowings during the first six months of 2013 compared with the first six months of 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the six months ended June 30:

	2013	2012	Change
Operating activities:
Net income	$3,486	$3,241	$245
Depreciation and amortization	1,107	1,141	(34)
Other	271	3,317	(3,046)
Working capital changes	16,743	11,719	5,024
Net cash provided by operating activities	21,607	19,418	2,189

Investing activities:
Expenditures for property, plant and equipment	(735)	(1,281)	546
Proceeds from the sale of assets	8	—	8
Net cash used for investing activities	(727)	(1,281)	554

Cash flow before financing activities	$20,880	$18,137	$2,743

Net cash provided by operating activities increased $2.2 million in the first six months of 2013 compared with the first six months of 2012 primarily due to the change in working capital partially offset by the change in other operating activities. The change in working capital was mainly the result of changes in accounts payable, inventory and accounts receivable. In the first six months of 2013, inventory decreased compared with an increase in the first six months of 2012 primarily attributable to higher inventory levels at the end of the 2012 holiday-selling season compared with the prior year. A larger decrease in accounts receivable in the first six months of 2013 compared with the comparable 2012 period occurred primarily from higher sales volumes during the 2012 holiday-selling season compared with the prior year. The change in inventory and accounts receivable was partially offset by a decrease in accounts payable in the first six months of 2013 compared with an increase in the first six months of 2012 as a result of the changes in inventory. The decrease in other operating activities was primarily due to a change in deferred income taxes and an increase in a derivative asset.

	2013	2012	Change
Financing activities:
Reductions to long-term debt and revolving credit agreements	$(19,452)	$(12,807)	$(6,645)
Cash dividends paid to NACCO	—	(10,000)	10,000
Financing fees paid	—	(1,207)	1,207
Net cash used for financing activities	$(19,452)	$(24,014)	$4,562

The decrease in net cash used for financing activities was the result of the absence of dividends paid to NACCO in the first six months of 2013, partially offset by an increase in payments made on the HBB revolver in the first six months of 2013 compared with the first six months of 2012.

Financing Activities

HBB has a $115.0 million senior secured floating-rate revolving credit facility that expires in July 2017 (the “HBB Facility”). The obligations under the HBB Facility are secured by substantially all of HBB's assets. The approximate book value of HBB's assets held as collateral under the HBB Facility was $180.6 million as of June 30, 2013.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible accounts receivable, inventory and trademarks of the borrowers, as defined in the HBB Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the HBB Facility. A portion of the availability is denominated in Canadian dollars to provide funding to HBB's Canadian subsidiary. Borrowings bear interest at a floating rate, which can be a base rate or LIBOR, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective June 30, 2013, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.50%, respectively. The applicable margins, effective June 30, 2013, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.00% and 1.50%, respectively. The HBB Facility also requires a fee of 0.375% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability and average usage, respectively.

At June 30, 2013, the borrowing base under the HBB Facility was $93.1 million. Borrowings outstanding under the HBB Facility were $20.2 million at June 30, 2013 and the excess availability under the HBB Facility was $72.9 million. The floating rate of interest applicable to the HBB Facility at June 30, 2013 was 1.8% including the floating rate margin.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to NACCO, subject to achieving availability thresholds. Dividends are limited to the greater of $20.0 million or excess cash flow from the most recently ended fiscal year in each of the two twelve-month periods following the closing date of the HBB Facility, so long as HBB has excess availability under the HBB Facility of not less than $25.0 million and maintains a minimum fixed charge coverage ratio of 1.0 to 1.0, as defined in the HBB Facility; and in such amounts as determined by HBB subsequent to the second anniversary of the closing date of the HBB Facility, so long as HBB has excess availability under the HBB Facility of not less than $25.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At June 30, 2013, HBB was in compliance with the financial covenants in the HBB Facility.

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

Capital Expenditures

Expenditures for property, plant and equipment were $0.7 million for the first six months of 2013 and are estimated to be an additional $3.3 million for the remainder of 2013. These planned capital expenditures are primarily for tooling for new products. These expenditures are expected to be funded from internally generated funds.

Capital Structure

Working capital is significantly affected by the seasonality of HBB's business. The following is a discussion of the changes in HBB's capital structure at June 30, 2013 compared with both June 30, 2012 and December 31, 2012.

June 30, 2013 Compared with June 30, 2012

	JUNE 30 2013	JUNE 30 2012	Change
Cash and cash equivalents	$4,216	$3,506	$710
Other net tangible assets	63,749	67,073	(3,324)
Net assets	67,965	70,579	(2,614)
Total debt	(20,223)	(41,389)	21,166
Total equity	$47,742	$29,190	$18,552
Debt to total capitalization	30%	59%	(29)%

Other net tangible assets decreased $3.3 million from June 30, 2012 primarily due to a decrease in inventory, partially offset by an increase in accounts receivable and a decrease in accounts payable. The reduction in inventory and higher accounts receivable were driven by higher sales in the second quarter of 2013 compared with the second quarter of 2012. Accounts payable declined primarily due to the decrease in inventory.

Total debt decreased $21.2 million due to payments made since June 30, 2012.

Total equity increased $18.6 million primarily due to HBB's net income of $21.5 million for the twelve months ended June 30, 2013 partially offset by $5.0 million of dividends paid to NACCO during the twelve months ended June 30, 2013.

June 30, 2013 Compared with December 31, 2012

	JUNE 30 2013	DECEMBER 31 2012	Change
Cash and cash equivalents	$4,216	$2,784	$1,432
Other net tangible assets	63,749	80,003	(16,254)
Net assets	67,965	82,787	(14,822)
Total debt	(20,223)	(39,676)	19,453
Total equity	$47,742	$43,111	$4,631
Debt to total capitalization	30%	48%	(18)%

Other net tangible assets decreased $16.3 million from December 31, 2012 primarily due to lower levels of accounts receivable mainly as a result of the seasonality of the business and lower inventory levels partially offset by lower accounts payable.

Total debt decreased $19.5 million due to payments made during the first six months of 2013.

OUTLOOK

HBB's target consumer, the middle-market mass consumer, continues to struggle with financial and economic concerns. As a result, sales volumes in the middle-market portion of the U.S. small kitchen appliance market in which HBB participates are projected to grow only moderately in the second half of 2013 compared with the second half of 2012. International and commercial product markets are expected to grow reasonably in the second half of 2013 compared with the same period in 2012.

HBB continues to focus on strengthening its North American consumer market position through product innovation, promotions, increased placements and branding programs, together with appropriate levels of advertising for the company's highly successful and innovative product lines. HBB expects The Scoop®, the Two-Way Brewer and the DurathonTM iron product line, all introduced in late 2011, as well as the FlexBrewTM launched in late 2012, to continue to gain market position as broader distribution is attained over time. HBB is continuing to introduce innovative products in several small appliance categories. In the first quarter of 2013, HBB launched the Hamilton Beach® Breakfast Sandwich Maker, which provides an innovative and convenient way for consumers to cook breakfast sandwiches quickly at home. These products, as well as other new product introductions in the pipeline for 2013, are expected to increase both revenues and operating profit. As a result of these new products and execution of HBB's strategic initiatives, HBB expects to increase volumes and revenues in the second half of 2013 compared with the same period in 2012.

Overall, HBB expects net income in the second half of 2013 to be comparable to or up slightly from the second half of 2012 as anticipated increases in operating profit from increased revenues are forecasted to offset expected increases in operating expenses to support HBB's strategic initiatives and promotional programs. Product and transportation costs in the second half of 2013 are currently expected to be comparable with the same period in 2012. HBB continues to monitor commodity costs closely and intends to adjust product prices and product placements, as appropriate, if these costs increase more than anticipated. HBB expects cash flow before financing activities for the 2013 full year to be moderately lower than in 2012 due to increased working capital.

Longer term, HBB will work to take advantage of the potential to improve return on sales through economies of scale derived from market growth and a focus on its five strategic growth initiatives: (1) enhancing its placements in the North America consumer business through consumer-driven innovative products and strong sales and marketing support, (2) enhancing internet sales by providing best in class retailer support and increased consumer content and engagement, (3) achieving further penetration of the global Commercial market through a commitment to an enhanced global product line for chains and distributors serving the global food service and hospitality markets, (4) expanding internationally in the emerging Asian and Latin American markets by increasing product offerings in these markets, increasing focus on offering products designed specifically for those market needs and expanding distribution channels and sales and marketing capabilities and (5) entering the "only the best" market with a strong brand and broad product line. During the first half of 2013, HBB continued to make strides in the execution of its strategic initiatives and expects to continue to do so over the remainder of 2013.

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

FINANCIAL REVIEW

The results of operations for KC were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2013	2012	2013	2012
Revenues	$38,380	$42,340	$78,091	$87,633
Operating loss	$(5,407)	$(5,163)	$(10,387)	$(9,741)
Interest expense	$79	$130	$130	$211
Other (income) expense	$19	$22	$42	$58
Net loss	$(2,403)	$(3,189)	$(5,670)	$(6,006)
Effective income tax rate	56.3%	40.0%	46.3%	40.0%

Second Quarter of 2013 Compared with Second Quarter of 2012

The following table identifies the components of change in revenues for the second quarter of 2013 compared with the second quarter of 2012:

Revenues
2012	$42,340
Increase (decrease) from:
Closed stores	(3,816)
KC comparable store sales	(1,152)
LGC comparable store sales	(315)
Other	(25)
New store sales	1,348
2013	$38,380

Revenues for the second quarter of 2013 decreased to $38.4 million from $42.3 million in the second quarter of 2012. The decrease was primarily a result of the effect of closing unprofitable KC and LGC stores since June 30, 2012 and a decline in both KC and LGC comparable store sales. The decrease in comparable store sales was mainly due to fewer customer visits and a reduction in store transactions at both store formats partially offset by a higher average sale transaction value in the second quarter of 2013 compared with the second quarter of 2012. These decreases were partially offset by sales at newly opened KC stores.

At June 30, 2013, KC operated 254 stores compared with 265 stores at June 30, 2012 and 261 stores at December 31, 2012. At June 30, 2013, LGC operated 41 stores compared with 55 stores at June 30, 2012 and 51 stores at December 31, 2012.

The following table identifies the components of change in operating loss for the second quarter of 2013 compared with the second quarter of 2012:

Operating Loss
2012	$(5,163)
(Increase) decrease from:
KC comparable stores	(1,146)
New stores	(177)
LGC comparable stores	(17)
Closed stores	696
Selling, general and administrative expenses	400
2013	$(5,407)
KC recognized an operating loss of $5.4 million in the second quarter of 2013 compared with an operating loss of $5.2 million in the second quarter of 2012. The increase in the operating loss was primarily due to reduced sales and a shift in mix to lower-margin products at KC comparable stores, partially offset by the favorable effect of closing unprofitable KC and LGC stores during the past twelve months and lower SG&A expenses primarily due to decreased employee-related expenses.

KC reported a net loss of $2.4 million in the second quarter of 2013 compared with a net loss of $3.2 million in the second quarter of 2012 primarily due to a higher separate company effective tax rate in 2013 which generated a greater tax benefit on the loss from operations.

First Six Months of 2013 Compared with First Six Months of 2012

The following table identifies the components of change in revenues for the first six months of 2013 compared with the first six months of 2012:

Revenues
2012	$87,633
Increase (decrease) from:
Closed stores	(7,098)
KC comparable store sales	(3,936)
LGC comparable store sales	(1,250)
Other	(50)
New store sales	2,792
2013	$78,091

Revenues decreased to $78.1 million for the first six months of 2013 from $87.6 million in the first six months of 2012. The decrease was primarily the result of closing unprofitable KC and LGC stores since June 30, 2012 and a decline in comparable stores sales at KC and LGC. The decrease in comparable store sales was primarily attributable to a decrease in store transactions at both store formats and fewer customer visits, partially offset by a higher average sale transaction value at both KC and LGC stores. These decreases were partially offset by sales at newly opened KC stores.

The following table identifies the components of change in operating loss for the first six months of 2013 compared with the first six months of 2012:

Operating Loss
2012	$(9,741)
(Increase) decrease from:
KC comparable stores	(2,007)
New stores	(229)
Closed stores	781
Selling, general and administrative expenses	510
LGC comparable stores	299
2013	$(10,387)

KC recognized an operating loss of $10.4 million in the first six months of 2013 compared with an operating loss of $9.7 million in the first six months of 2012. The increase in the operating loss was primarily the result of reduced sales and a shift in mix to lower-margin products at the KC comparable stores, partially offset by the favorable effect of closing unprofitable KC and LGC stores during the past twelve months and lower selling, general and administrative expenses primarily from a decrease in employee-related expenses.

KC reported a net loss of $5.7 million in the first six months of 2013 and $6.0 million in the first six months of 2012 primarily due to the factors affecting the operating loss and a higher separate company effective tax rate in 2013 which generated a greater tax benefit on the loss from operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the six months ended June 30:

	2013	2012	Change
Operating activities:
Net loss	$(5,670)	$(6,006)	$336
Depreciation and amortization	1,457	1,413	44
Other	122	94	28
Working capital changes	(17,343)	(18,641)	1,298
Net cash used for operating activities	(21,434)	(23,140)	1,706

Investing activities:
Expenditures for property, plant and equipment	(1,342)	(2,536)	1,194
Proceeds from the sale of assets	31	17	14
Net cash used for investing activities	(1,311)	(2,519)	1,208

Cash flow before financing activities	$(22,745)	$(25,659)	$2,914

Net cash used for operating activities decreased $1.7 million in the first six months of 2013 compared with the first six months of 2012 primarily from the change in working capital. The change in working capital was mainly the result of a larger decrease in inventory in the first six months of 2013 compared with the first six months of 2012.

Expenditures for property, plant and equipment decreased primarily due to the reduction of new KC stores opened during the first six months of 2013 compared with first six months of 2012 and the remodeling of a number of KC stores during the first six months of 2012.

	2013	2012	Change
Financing activities:
Net additions to revolving credit agreement	$12,172	$14,944	$(2,772)
Financing fees paid	—	(15)	15
Other	(2)	—	(2)
Net cash provided by financing activities	$12,170	$14,929	$(2,759)

Net cash provided by financing activities decreased $2.8 million in the first six months of 2013 compared with the first six months of 2012 as a result of lower levels of borrowings to support operations.

Financing Activities

KC has a $30.0 million secured revolving line of credit that expires in August 2017 (the “KC Facility”). The obligations under the KC Facility are secured by substantially all of the assets of KC. The approximate book value of KC's assets collateralized under the KC Facility was $63.8 million as of June 30, 2013.

The maximum availability under the KC Facility is derived from a borrowing base formula using KC's eligible inventory and eligible credit card accounts receivable, as defined in the KC Facility. Borrowings bear interest at a floating rate plus a margin based on the excess availability under the agreement, as defined in the KC Facility, which can be either a base rate plus a margin of 1.00% or LIBOR plus a margin of 2.00% as of June 30, 2013. The KC Facility also requires a commitment fee of 0.375% per annum on the unused commitment.

At June 30, 2013, the borrowing base under the KC Facility was $27.0 million. Borrowings outstanding under the KC Facility were $12.2 million at June 30, 2013. Therefore, at June 30, 2013, the excess availability under the KC Facility was $14.8 million. The floating rate of interest applicable to the KC Facility at June 30, 2013 was 2.39%, including the floating rate margin.

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

Capital Expenditures

Expenditures for property, plant and equipment were $1.3 million for the first six months of 2013 and are estimated to be an additional $1.9 million for the remainder of 2013. These planned capital expenditures are primarily for fixtures and equipment at new or existing stores and improvements to KC's information technology infrastructure. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

Working capital is significantly affected by the seasonality of KC's business. The following is a discussion of the changes in KC's capital structure at June 30, 2013 compared with both June 30, 2012 and December 31, 2012.

June 30, 2013 Compared with June 30, 2012

	JUNE 30 2013	JUNE 30 2012	Change
Cash and cash equivalents	$947	$1,132	$(185)
Other net tangible assets	49,211	54,568	(5,357)
Net assets	50,158	55,700	(5,542)
Total debt	(12,172)	(14,964)	2,792
Total equity	$37,986	$40,736	$(2,750)
Debt to total capitalization	24%	27%	(3)%

The $5.4 million change in other net tangible assets at June 30, 2013 compared with June 30, 2012 was mainly due to a reduction in inventory and accounts payable primarily from a decrease in the number of stores open at June 30, 2013 compared with June 30, 2012 and an increase in intercompany taxes receivable from NACCO. Total debt decreased as a result of the reduction in inventory.

June 30, 2013 Compared with December 31, 2012

	JUNE 30 2013	DECEMBER 31 2012	Change
Cash and cash equivalents	$947	$11,522	$(10,575)
Other net tangible assets	49,211	32,134	17,077
Net assets	50,158	43,656	6,502
Total debt	(12,172)	—	(12,172)
Total equity	$37,986	$43,656	$(5,670)
Debt to total capitalization	24%	(a)	(a)

(a)	Debt to total capitalization is not meaningful.

Cash and cash equivalents decreased $10.6 million at June 30, 2013 compared with December 31, 2012. Other net tangible assets increased $17.1 million at June 30, 2013 compared with December 31, 2012 primarily from a decrease in accounts payable, inventory, sales tax payable, accrued payroll and an increase in intercompany taxes receivable from NACCO due to the seasonality of the business. Total debt increased as a result of the seasonality of the business and the required funding of operations during the first six months of 2013. Total equity decreased as a result of KC's net loss during the first six months of 2013.

OUTLOOK

KC believes the middle market consumer remains under pressure due to financial and economic concerns, and those concerns are expected to continue to dampen consumer sentiment and limit consumer spending levels by KC's target customer in 2013. KC expects to increase the number of Kitchen Collection® stores in the second half of 2013 compared with the first half of the year. However, overall the company expects to continue to have fewer aggregate stores than in 2012, as it expects to close six additional Le Gourmet Chef stores® during the remainder of 2013. As a result, KC expects revenues in the second half of 2013 to decrease compared with the second half of 2012.

Overall, KC expects an increase in net income for the second half of 2013 compared with the second half of 2012, primarily in the fourth quarter. However, these improvements are not expected to completely offset the losses from the first half of the year. As a result, KC expects a moderate loss for the 2013 full year. The net effect of the closing of a number of stores early in 2013 and the anticipated opening of new stores during the second half of 2013 are expected to contribute to improved results over the remainder of 2013 compared with the second half of 2012. Nevertheless, a shift in sales mix from higher-margin gadgets to lower-margin electrics is expected to continue to affect operating margins negatively. KC expects to continue to make improvements in store formats and layouts, and promotional offers and merchandise mix, at both the Kitchen Collection® and Le Gourmet Chef® stores to offset the shift in product mix. KC expects positive cash flow before financing activities in 2013 compared with essentially break even cash flow before financing activities in 2012.

Longer term, KC plans to focus on comparable store sales growth around a sound store portfolio. KC expects to accomplish its goals by enhancing sales volume and profitability through continued refinement of its formats and ongoing review of specific product offerings, merchandise mix, store displays and appearance, while improving inventory efficiency and store inventory controls. The company will also continue to evaluate and, as lease contracts permit, close underperforming and loss-generating stores. KC expects to have closed most underperforming and loss-generating stores by the first quarter of 2014. In the near term, KC expects to concentrate its growth on increasing the number of Kitchen Collection® stores, with store expansion expected to be focused on identifying the best positions in the best outlet malls for Kitchen Collection® stores. KC also expects to explore other growth opportunities in textiles, with limited testing occurring later in 2013, and e-commerce.

NACCO AND OTHER

NACCO and Other includes the parent company operations and Bellaire.

FINANCIAL REVIEW

Operating Results

The results of operations at NACCO and Other were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2013	2012	2013	2012
Revenues	$—	$—	$—	$—
Operating loss	$(1,099)	$(1,480)	$(3,535)	$(2,994)
Other (income) expense	$265	$856	$666	$1,192
Loss from continuing operations, net of tax	$(1,048)	$(1,715)	$(3,051)	$(3,167)
Net loss	$(1,048)	$(2,237)	$(3,051)	$(3,689)

Second Quarter of 2013 Compared with Second Quarter of 2012 and First Six Months of 2013 Compared with First Six Months of 2012

NACCO and Other recognized an operating loss of $1.1 million in the second quarter of 2013 compared with an operating loss of $1.5 million in the second quarter of 2012. The decrease in the operating loss was primarily the result of a decrease in employee-related expenses and professional fees partially offset by a reduction in management fees charged to subsidiaries during the second quarter of 2013 compared with the second quarter of 2012 as a result of the spin-off of Hyster-Yale.

NACCO and Other recognized an operating loss of $3.5 million in the first six months of 2013 compared with an operating loss of $3.0 million in the first six months of 2012. The increase in the operating loss was primarily due to a reduction in management fees charged to the subsidiaries partially offset by a decrease in employee-related expenses during the first six months of 2013 compared with the first six months of 2012, both as a result of the spin-off of Hyster-Yale.

The change in the loss from continuing operations for both the three and six months ended June 30, 2013 compared with the 2012 comparable periods were primarily due to the factors affecting the operating losses.

In connection with the spin-off of Hyster-Yale, NACCO and Other recognized expenses of $0.8 million, $0.5 million after-tax, for the three and six months ended June 30, 2012, which are reflected as discontinued operations in the unaudited condensed consolidated financial statements.

Management Fees
The management fees charged to the operating subsidiaries represent an allocation of corporate overhead of the parent company. Management fees are allocated among all subsidiaries based upon the relative size and complexity of each subsidiary. The Company believes the allocation method is consistently applied and reasonable.

Following are the parent company management fees included in each subsidiary's selling, general and administrative expenses for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2013	2012	2013	2012
NACoal	$740	$787	$1,480	$1,569
HBB	$855	$562	$1,647	$1,125
KC	$63	$63	$125	$125

In addition, the parent company received management fees from Hyster-Yale of $3.2 million and $6.5 million for the three and six months ended June 30, 2012, respectively. The parent company no longer receives management fees from Hyster-Yale.

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

In connection with the spin-off of Hyster-Yale, the Company and Hyster-Yale entered into a Transition Services Agreement ("TSA"). Under the terms of the TSA, as amended, the Company will obtain various services from Hyster-Yale and provide various services to Hyster-Yale on a transitional basis, as needed, for varying periods after the spin-off. The TSA will end on September 28, 2013. Under the TSA, the Company paid net aggregate fees to Hyster-Yale of $0.1 million and $0.3 million in the three and six months ended June 30, 2013, respectively.

Share Repurchase Program
On November 8, 2011, the Company announced that the Company's Board of Directors approved the repurchase of up to $50 million of the Company's outstanding Class A common stock. The timing and amount of any repurchases will be determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives and market conditions for the Company's Class A common stock. The original authorization for the repurchase program was scheduled to expire on December 31, 2012; however, in November 2012 the Company's Board of Directors approved an extension of the stock repurchase program through December 31, 2013. The share repurchase program does not require the Company to acquire any specific number of shares. It may be modified, suspended, extended or terminated by the Company at any time without prior notice and may be executed through open market purchases, privately negotiated transactions or otherwise. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so. As of June 30, 2013, the Company had repurchased 469,471 shares of Class A common stock for an aggregate purchase price of $26.8 million under this program.

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

Capital Structure

NACCO's consolidated capital structure is presented below:

	JUNE 30 2013	DECEMBER 31 2012	Change
Cash and cash equivalents	$85,058	$139,855	$(54,797)
Other net tangible assets	295,898	264,449	31,449
Goodwill, coal supply agreement and other intangibles, net	65,666	69,752	(4,086)
Net assets	446,622	474,056	(27,434)
Total debt	(163,920)	(177,697)	13,777
Bellaire closed mine obligations, net of tax	(14,676)	(15,028)	352
Total equity	$268,026	$281,331	$(13,305)
Debt to total capitalization	38%	39%	(1)%

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

HBB: (1) changes in the sales prices, product mix or levels of consumer purchases of small electric appliances, (2) changes in consumer retail and credit markets, (3) bankruptcy of or loss of major retail customers or suppliers, (4) changes in costs, including transportation costs, of sourced products, (5) delays in delivery of sourced products, (6) changes in or unavailability of quality or cost effective suppliers, (7) exchange rate fluctuations, changes in the foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which HB buys, operates and/or sells products, (8) product liability, regulatory actions or other litigation, warranty claims or returns of products, (9) customer acceptance of, changes in costs of, or delays in the development of new products, (10) increased competition, including consolidation within the industry and (11) changes mandated by federal, state and other regulation, including health, safety or environmental legislation.

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
The fair value of the Company's interest rate swap agreements was a net asset of $0.8 million at June 30, 2013. A hypothetical 10% decrease in interest rates would not cause a material change in the fair value of the interest rate swap agreements at June 30, 2013.

FOREIGN CURRENCY EXCHANGE RATE RISK
HBB operates internationally and enters into transactions denominated in foreign currencies, principally the Canadian dollar and, to a lesser extent the Mexican peso. As such, its financial results are subject to the variability that arises from exchange rate movements. HBB uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts generally mature within twelve months and require HBB to buy or sell the functional currency in which the applicable subsidiary operates and buy U.S. dollars at rates agreed to at the inception of the contracts. The fair value of these contracts was a net asset of $0.3 million at June 30, 2013. See also Note 7 to the unaudited condensed consolidated financial statements in this Form 10-Q.
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. Assuming a hypothetical 10% weakening of the U.S. dollar compared with other foreign currencies at June 30, 2013, the fair value of foreign currency-sensitive financial instruments, which primarily represent forward foreign currency exchange contracts, would not cause a material change in the fair value of the contracts at June 30, 2013. It is important to note that the change in fair value indicated in this sensitivity analysis would be somewhat offset by changes in the fair value of the underlying receivables and payables, which would not be material.
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

Changes in internal control over financial reporting: During the second quarter of 2013, other than changes resulting from the acquisition of Reed Minerals discussed below, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

On August 31, 2012, NACoal acquired Reed Minerals. The Company is currently in the process of integrating Reed's operations, processes and internal controls. See Note 3 to the unaudited condensed consolidated financial statements for additional information regarding the acquisition.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
None.

Item 1A    Risk Factors
No material changes for HBB, KC, NACoal or General from the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (1)
Month #1 (April 1 to 30, 2013)	127,620	$52.60	127,620	$32,950,896
Month #2 (May 1 to 31, 2013)	82,199	$54.06	82,199	$28,506,974
Month #3 (June 1 to 30, 2013)	95,093	$56.30	95,093	$23,152,887
Total	304,912	$54.15	304,912	$23,152,887

(1)
On November 8, 2011, the Company announced that the Company's Board of Directors approved the repurchase of up to $50 million of the Company's outstanding Class A common stock. The timing and amount of any repurchases will be determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives and market conditions for the Company's Class A common stock. The original authorization for the repurchase program was scheduled to expire on December 31, 2012; however, in November 2012 the Company's Board of Directors approved an extension of the stock repurchase program through December 31, 2013. The share repurchase program does not require the Company to acquire any specific number of shares. It may be modified, suspended, extended or terminated by the Company at any time without prior notice and may be executed through open market purchases, privately negotiated transactions or otherwise. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so. As of June 30, 2013, the Company has repurchased 469,471 shares of Class A common stock for an aggregate purchase price of $26.8 million under this program.

Item 3    Defaults Upon Senior Securities
None.

Item 4    Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 filed with this Quarterly Report on Form 10-Q for the period ended June 30, 2013.

Item 5    Other Information
None.

Item 6    Exhibits
Incorporated by reference to the Exhibit Index on page 46 of this Quarterly Report on Form 10-Q for the period ended June 30, 2013.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NACCO Industries, Inc. (Registrant)
Date:	August 7, 2013	/s/ Mark E. Barrus
Mark E. Barrus
Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit
Number*	Description of Exhibits

10.1**	Amendment No. 2 to the Transition Services Agreement dated as of July 1, 2013, by and between NACCO Industries, Inc. and Hyster-Yale Materials Handling Inc.
10.2
NACCO Industries, Inc. Annual Incentive Compensation Plan (incorporated by reference to Appendix A to NACCO's Definitive Proxy Statement, filed by NACCO on March 22, 2013, Commission File Number 1-9172)

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