Form 10-Q
period 2013-09-30
NACCO INDUSTRIES INC
filed 2013-10-30
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

YES ☐ NO ☑

Number of shares of Class A Common Stock outstanding at October 25, 2013: 6,324,367
Number of shares of Class B Common Stock outstanding at October 25, 2013: 1,581,406

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30 2013	DECEMBER 31 2012	SEPTEMBER 30 2012
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$79,353	$139,855	$155,714
Accounts receivable, net	107,630	121,147	104,489
Accounts receivable from affiliates	30,551	28,144	3,242
Inventories, net	207,349	169,440	205,355
Deferred income taxes	14,428	15,335	23,930
Prepaid expenses and other	15,644	12,921	16,411
Total current assets	454,955	486,842	509,141
Property, plant and equipment, net	193,864	182,985	193,544
Goodwill	3,973	6,399	7,456
Coal supply agreements and other intangibles, net	60,617	63,353	71,884
Other non-current assets	64,680	36,727	39,992
Total assets	$778,089	$776,306	$822,017
LIABILITIES AND EQUITY
Accounts payable	$141,919	$127,469	$134,401
Revolving credit agreements of subsidiaries - not guaranteed by the parent company	37,812	35,288	41,955
Current maturities of long-term debt of subsidiaries - not guaranteed by the parent company	7,850	6,961	6,957
Accrued payroll	22,469	24,288	18,002
Other current liabilities	40,418	33,163	42,524
Total current liabilities	250,468	227,169	243,839
Long-term debt of subsidiaries - not guaranteed by the parent company	129,123	135,448	158,404
Mine closing reserves	29,212	29,033	29,773
Pension and other postretirement obligations	15,466	24,394	24,491
Long-term deferred income taxes	23,074	27,313	23,995
Other long-term liabilities	55,025	51,618	50,369
Total liabilities	502,368	494,975	530,871
Stockholders' equity
Common stock:
Class A, par value $1 per share, 6,356,996 shares outstanding (December 31, 2012 - 6,770,689 shares outstanding; September 30, 2012 - 6,803,999 shares outstanding)	6,357	6,771	6,804
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,581,406 shares outstanding (December 31, 2012 - 1,582,310 shares outstanding; September 30, 2012 - 1,590,311 shares outstanding)	1,581	1,582	1,590
Capital in excess of par value	367	24,612	24,946
Retained earnings	327,746	313,450	321,297
Accumulated other comprehensive loss	(60,330)	(65,084)	(63,491)
Total stockholders' equity	275,721	281,331	291,146
Total liabilities and equity	$778,089	$776,306	$822,017

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2013	2012	2013	2012
	(In thousands, except per share data)
Revenues	$228,614	$210,067	$620,683	$555,181
Cost of sales	179,395	157,840	477,573	414,138
Gross profit	49,219	52,227	143,110	141,043
Earnings of unconsolidated mines	11,808	11,471	34,187	34,056
Operating expenses
Selling, general and administrative expenses	43,317	51,203	141,751	148,135
Amortization of intangible assets	1,076	767	2,736	1,840
(Gain) loss on sale of assets	(48)	(3,108)	303	(5,381)
	44,345	48,862	144,790	144,594
Operating profit	16,682	14,836	32,507	30,505
Other (income) expense
Interest expense	1,044	1,509	3,496	4,720
Income from other unconsolidated affiliates	(286)	(383)	(1,013)	(1,166)
Closed mine obligations	266	273	943	1,467
Other net, including interest income	174	(238)	517	229
	1,198	1,161	3,943	5,250
Income from continuing operations before income tax provision	15,484	13,675	28,564	25,255
Income tax provision	3,159	3,299	6,670	6,724
Income from continuing operations, net of tax	12,325	10,376	21,894	18,531
Income from discontinued operations, net of $1,154 tax benefit and $7,599 tax expense in the three and nine months ended September 30, 2012, respectively	—	27,728	—	66,535
Net income	$12,325	$38,104	$21,894	$85,066

Basic Earnings per Share:
Continuing operations	$1.54	$1.24	$2.68	$2.21
Discontinued operations	—	3.29	—	7.93
Basic earnings per share	$1.54	$4.53	$2.68	$10.14

Diluted Earnings per Share:
Continuing operations	$1.54	$1.23	$2.67	$2.21
Discontinued operations	—	3.29	—	7.91
Diluted earnings per share	$1.54	$4.52	$2.67	$10.12

Dividends per share	$0.2500	$0.5475	$0.7500	$1.6275

Basic Weighted Average Shares Outstanding	7,988	8,391	8,173	8,385
Diluted Weighted Average Shares Outstanding	7,996	8,409	8,193	8,401

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2013	2012	2013	2012
	(In thousands)
Net income	$12,325	$38,104	$21,894	$85,066
Foreign currency translation adjustment	130	6,450	358	575
Current period cash flow hedging activity, net of $88 tax benefit and $344 tax expense in the three and nine months ended September 30, 2013, respectively, and $2,334 and $2,350 tax expense in the three and nine months ended September 30, 2012, respectively.	(124)	5,209	573	7,483
Reclassification of hedging activities into earnings, net of $24 tax expense and $146 tax benefit in the three and nine months ended September 30, 2013, respectively, and $305 and $2,598 tax expense in the three and nine months ended September 30, 2012, respectively.	(38)	(2,586)	235	(2,808)
Current period pension and postretirement plan adjustment, net of $3,497 tax expense in both the three and nine months ended September 30, 2013, respectively.	3,652	—	3,652	—
Current period curtailment gain into earnings, net of $578 tax expense in both the three and nine months ended September 30, 2013, respectively.	(1,123)	—	(1,123)	—
Reclassification of pension and postretirement adjustments into earnings, net of $109 and $517 tax benefit in the three and nine months ended September 30, 2013, respectively, and $491 and $1,605 tax benefit in the three and nine months ended September 30, 2012, respectively.	254	1,926	1,059	5,823
Comprehensive income	$15,076	$49,103	$26,648	$96,139

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30
	2013	2012
	(In thousands)
Operating activities
Net income	$21,894	$85,066
Income from discontinued operations	—	(66,535)
Income from continuing operations	21,894	18,531
Adjustments to reconcile from net income to net cash provided by operating activities:
Depreciation, depletion and amortization	16,377	11,403
Amortization of deferred financing fees	442	967
Deferred income taxes	(7,401)	4,275
Loss (gain) on sale of assets	303	(5,381)
Other non-current liabilities	368	2,390
Other	(16,468)	(90)
Working capital changes, excluding the effect of business acquisitions:
Accounts receivable	12,199	(7,323)
Inventories	(37,776)	(44,229)
Other current assets	(2,548)	(4,643)
Accounts payable	13,843	35,378
Other current liabilities	5,750	(594)
Net cash provided by operating activities of continuing operations	6,983	10,684
Net cash provided by operating activities of discontinued operations	—	68,679

Investing activities
Expenditures for property, plant and equipment	(24,905)	(39,588)
Acquisition of business	—	(64,797)
Proceeds from the sale of assets	1,316	34,539
Proceeds from notes receivable	—	14,494
Cash in escrow for investment	(5,000)	—
Other	(261)	(147)
Net cash used for investing activities of continuing operations	(28,850)	(55,499)
Net cash used for investing activities of discontinued operations	—	(10,469)

Financing activities
Additions to long-term debt	1,511	25,000
Reductions of long-term debt	(11,762)	(54,607)
Net additions to revolving credit agreements	5,136	86,934
Cash dividends paid	(6,133)	(13,651)
Cash dividends received from Hyster-Yale	—	5,000
Financing fees paid	—	(1,400)
Purchase of treasury shares	(27,355)	(577)
Other	(26)	7
Net cash provided by (used for) financing activities of continuing operations	(38,629)	46,706
Net cash used for financing activities of discontinued operations	—	(98,913)

Effect of exchange rate changes on cash of continuing operations	(6)	39
Effect of exchange rate changes on cash of discontinued operations	—	838
Cash and cash equivalents
Decrease for the period	(60,502)	(37,935)
Increase related to discontinued operations	—	39,865
Balance at the beginning of the period	139,855	153,784
Balance at the end of the period	$79,353	$155,714
See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Cash Flow Hedging	Pension and Postretirement Plan Adjustment	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(In thousands, except per share data)
Balance, January 1, 2012	$6,778	$1,596	$22,786	$619,614	$13,230	$2,598	$(90,392)	$576,210	$882	$577,092
Stock-based compensation	26	—	2,731	—	—	—	—	2,757	—	2,757
Purchase of treasury shares	(6)	—	(571)	—	—	—	—	(577)	—	(577)
Conversion of Class B to Class A shares	6	(6)	—	—	—	—	—	—	—	—
Net income	—	—	—	85,066	—	—	—	85,066	—	85,066
Cash dividends on Class A and Class B common stock: $1.6275 per share	—	—	—	(13,651)	—	—	—	(13,651)	—	(13,651)
Stock dividend	—	—	—	(369,732)	—	—	—	(369,732)	(882)	(370,614)
Current period other comprehensive income (loss)	—	—	—	—	575	7,483	—	8,058	—	8,058
Reclassification adjustment to net income	—	—	—	—	—	(2,808)	5,823	3,015	—	3,015
Balance, September 30, 2012	$6,804	$1,590	$24,946	$321,297	$13,805	$7,273	$(84,569)	$291,146	$—	$291,146

Balance, January 1, 2013	$6,771	$1,582	$24,612	$313,450	$13,640	$7,499	$(86,223)	$281,331	$—	$281,331
Stock-based compensation	80	—	1,150	—	—	—	—	1,230	—	1,230
Purchase of treasury shares	(495)	—	(25,395)	(1,465)	—	—	—	(27,355)	—	(27,355)
Conversion of Class B to Class A shares	1	(1)	—	—	—	—	—	—	—	—
Net income	—	—	—	21,894	—	—	—	21,894	—	21,894
Cash dividends on Class A and Class B common stock: $0.7500 per share	—	—	—	(6,133)	—	—	—	(6,133)	—	(6,133)
Current period other comprehensive income	—	—	—	—	358	573	3,652	4,583	—	4,583
Current period curtailment gain	—	—	—	—			(1,123)	(1,123)		(1,123)
Reclassification adjustment to net income	—	—	—	—	—	235	1,059	1,294	—	1,294
Balance, September 30, 2013	$6,357	$1,581	$367	$327,746	$13,998	$8,307	$(82,635)	$275,721	$—	$275,721

See notes to unaudited condensed consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(In thousands, except as noted and per share amounts)

NOTE 1—Basis of Presentation

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

The North American Coal Corporation and its affiliated companies (collectively, “NACoal”) mine and market steam and metallurgical coal for use in power generation and steel production and provide selected value-added mining services for other natural resources companies. Hamilton Beach Brands, Inc. (“HBB”) is a leading designer, marketer and distributor of small electric household appliances, as well as commercial products for restaurants, bars and hotels. The Kitchen Collection, LLC (“KC”) is a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States. On September 28, 2012, the Company spun-off Hyster-Yale Materials Handling, Inc. ("Hyster-Yale"), a former subsidiary. The financial position, results of operations and cash flows of Hyster-Yale are reflected as discontinued operations for all periods presented through the date of the spin-off. See Note 3 to the unaudited condensed consolidated financial statements for further details regarding the spin-off.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at September 30, 2013 and the results of its operations, comprehensive income, cash flows and changes in equity for the nine months ended September 30, 2013 and 2012 have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. GAAP for complete financial statements.

Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2013. The HBB and KC businesses are seasonal and a majority of revenues and operating profit typically occurs in the second half of the calendar year when sales of small electric household appliances to retailers and consumers increase significantly for the fall holiday-selling season. For further information regarding seasonality of these businesses, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

NOTE 2—Recently Issued Accounting Standards

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

NOTE 3—Other Events and Transactions

NACoal: As of September 30, 2013, the Company recognized $3.1 million in other long-term liabilities related to pre-acquisition obligations to third parties associated with the Company's Reed Minerals acquisition.  The Company is indemnified by the sellers, the former Reed Minerals shareholders, for $2.8 million of these liabilities. An indemnification receivable was recognized in other non-current assets taking into account factors such as collectability.  The measurement of the indemnification receivable is subject to changes in management’s assessment of changes in both the indemnified items and collectability.

During the first nine months of 2013, NACoal recorded a cash outflow for investing activities for $5.0 million placed in escrow for a future investment. The $5.0 million is included in "Other non-current assets" on the unaudited condensed consolidated balance sheet at September 30, 2013.

During the first nine months of 2012, NACoal sold two draglines for $31.2 million and recognized a gain on the sale of one dragline of $3.3 million. These assets were previously reported as held for sale on the consolidated balance sheet. Also during the first nine months of 2012, NACoal recognized a gain of $2.3 million from the sale of land.

Included in "Accounts receivable from affiliates" is $26.7 million and $24.8 million as of September 30, 2013 and December 31, 2012, respectively due from Coyote Creek Mining Company, LLC, an indirect, unconsolidated subsidiary, primarily for the purchase of a dragline from NACoal.

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

Discontinued operations includes the following results:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
	(In millions, except per share data)
Revenues	$585.6	$1,817.1
Net income	$27.7	$66.5
Basic earnings per share	$3.29	$7.93
Diluted earnings per share	$3.29	$7.91

NOTE 4—Inventories

Inventories are summarized as follows:

	SEPTEMBER 30 2013	DECEMBER 31 2012	SEPTEMBER 30 2012
Coal - NACoal	$21,048	$17,311	$16,429
Mining supplies - NACoal	17,131	13,587	12,783
Total inventories at weighted average cost	38,179	30,898	29,212
Sourced inventories - HBB	112,250	84,814	113,999
Retail inventories - KC	56,920	53,728	62,144
Total inventories at FIFO	169,170	138,542	176,143
	$207,349	$169,440	$205,355

NOTE 5—Stockholders' Equity

Share Repurchase Program: In 2011, the Company announced that the Company's Board of Directors approved the repurchase of up to $50 million of the Company's outstanding Class A common stock. The authorization for the repurchase program originally was scheduled to expire on December 31, 2012; however, in November 2012 the Company's Board of Directors approved an extension of the stock repurchase program through December 31, 2013. As of September 30, 2013, the Company had repurchased 570,370 shares of Class A common stock for an aggregate purchase price of $32.6 million under this program. The weighted average purchase price per share and number of shares repurchased were $55.23 per share and 495,296 shares for the nine months ended September 30, 2013, respectively.

Amounts Reclassified out of Accumulated Other Comprehensive Income: The following table summarizes the amounts reclassified out of accumulated other comprehensive income ("AOCI") and recognized in the unaudited condensed consolidated statements of operations:

	Amount Reclassified from AOCI
Details about AOCI Components	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Location of loss (gain) reclassified from AOCI into income
	(In thousands)
Loss (gain) on cash flow hedging
Foreign exchange contracts	$(62)	$(79)	Cost of sales
Interest rate contracts	—	460	Interest expense
	(62)	381	Total before income tax expense
	(24)	146	Income tax (expense) benefit
	$(38)	$235	Net of tax

Pension and postretirement plan
Actuarial loss	$396	$1,709	(a)
Prior-service credit	(33)	(133)	(a)
	363	1,576	Total before income tax expense
	109	517	Income tax benefit
	$254	$1,059	Net of tax

Total reclassifications for the period	$216	$1,294	Net of tax

(a) These accumulated other comprehensive income components are included in the computation of pension expense. See Note 12 for a discussion of the Company's pension expense.

NOTE 6—Derivative Financial Instruments

The Company uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies. The Company offsets fair value amounts related to foreign currency exchange contracts executed with the same counterparty. These contracts hedge firm commitments and forecasted transactions relating to cash flows associated with sales and purchases denominated in currencies other than the Company's subsidiaries' functional currencies. Changes in the fair value of forward foreign currency exchange contracts that are effective as hedges are recorded in AOCI. Deferred gains or losses are reclassified from AOCI to the unaudited condensed consolidated statements of comprehensive income in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in cost of sales. The ineffective portion of derivatives that are classified as hedges is immediately recognized in earnings and generally recognized in cost of sales.

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

Foreign Currency Derivatives: HBB held forward foreign currency exchange contracts denominated in Canadian dollars with total notional amounts of $5.9 million, $10.5 million and $15.4 million at September 30, 2013, December 31, 2012 and September 30, 2012, respectively. The fair value of these contracts approximated a net asset of $0.1 million, a net liability of less than $0.1 million, and a net liability of $0.2 million at September 30, 2013, December 31, 2012, and September 30, 2012, respectively.

Forward foreign currency exchange contracts that qualify for hedge accounting are used to hedge transactions expected to occur within the next twelve months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges have been included in OCI. Based on market valuations at September 30, 2013, $0.1 million of the amount included in OCI is expected to be reclassified as income into the consolidated statement of comprehensive income (loss) over the next twelve months, as the transactions occur.

Interest Rate Derivatives: HBB has interest rate swap agreements that hedge interest payments on its one-month LIBOR borrowings. The following table summarizes the notional amounts, related rates and remaining terms of active interest rate swap agreements at September 30, 2013, December 31, 2012, and September 30, 2012:

Notional Amount			Average Fixed Rate
SEPTEMBER 30 2013	DECEMBER 31 2012	SEPTEMBER 30 2012	SEPTEMBER 30 2013	DECEMBER 31 2012	SEPTEMBER 30 2012	Remaining Term at September 30, 2013
(In millions)
$20.0	$25.0	$25.0	1.4%	4.0%	4.0%	delayed contracts extending to January 2020

The fair value of all interest rate swap agreements was a net asset of $0.6 million, a net liability of $0.5 million, and a net liability of $0.7 million at September 30, 2013, December 31, 2012, and September 30, 2012, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges have been included in OCI. Based on market valuations at September 30, 2013, $0.4 million of the amount included in OCI is expected to be reclassified as income into the consolidated statement of comprehensive income (loss) over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements. The interest rate swap agreements held by HBB on September 30, 2013 are expected to continue to be effective as hedges.

The following table summarizes the fair value of derivatives designated as hedging instruments reflected on a gross basis at September 30, 2013, December 31, 2012, and September 30, 2012 as recorded in the unaudited condensed consolidated balance sheets:

	Derivative Assets
	Balance Sheet Location	SEPTEMBER 30 2013	DECEMBER 31 2012	SEPTEMBER 30 2012
Interest rate swap agreements	Prepaid expenses and other	$80	$—	$—
Interest rate swap agreements	Other non-current assets	565	—	—
Foreign currency exchange contracts	Prepaid expenses and other	111	—	—
		$756	$—	$—

	Derivative Liabilities
	Balance Sheet Location	SEPTEMBER 30 2013	DECEMBER 31 2012	SEPTEMBER 30 2012
Interest rate swap agreements	Other current liabilities	$—	$456	$685
Foreign currency exchange contracts	Other current liabilities	—	4	159
		$—	$460	$844

The following table summarizes the pre-tax impact of derivative instruments for the three and nine months ended September 30, 2013 and 2012 as recorded in the unaudited condensed consolidated statements of operations:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)				Location of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Income (Effective Portion)
	THREE MONTHS		NINE MONTHS			THREE MONTHS		NINE MONTHS
Derivatives in Cash Flow Hedging Relationships	2013	2012	2013	2012		2013	2012	2013	2012
Interest rate swap agreements	$(119)	$(38)	$641	$(133)	Interest expense	$—	$(230)	$(460)	$(973)
Foreign currency exchange contracts	(93)	(512)	276	(632)	Cost of sales	62	(106)	79	(115)
Total	$(212)	$(550)	$917	$(765)		$62	$(336)	$(381)	$(1,088)

						Amount of Gain or (Loss) Recognized in Income on Derivatives
						THREE MONTHS		NINE MONTHS
Derivatives Not Designated as Hedging Instruments					Location of Gain or (Loss) Recognized in Income on Derivative	2013	2012	2013	2012
Interest rate swap agreements					N/A	$—	$—	$—	$—
Foreign currency exchange contracts					Other	—	—	—	(162)
Total						$—	$—	$—	$(162)

See Note 7 for a discussion of the Company's fair value disclosures. There was no gain or loss recognized resulting from ineffectiveness and no amounts were excluded from effectiveness testing.

NOTE 7—Fair Value Disclosure

The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	September 30, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Interest rate swap agreements	$645	$—	$645	$—
Foreign currency exchange contracts	111	—	111	—
	$756	$—	$756	$—
Liabilities:
Contingent consideration	$1,572	$—	$—	$1,572
	$1,572	$—	$—	$1,572

The Company uses significant other observable inputs to value derivative instruments used to hedge foreign currency and interest rate risk; therefore, they are classified within Level 2 of the valuation hierarchy. The fair value for these contracts is determined based on exchange rates and interest rates, respectively. See Note 6 for further discussion of the Company's derivative financial instruments. The valuation techniques and Level 3 inputs used to estimate the fair value of contingent consideration payable in connection with the Company's acquisition of Reed Minerals are described below. There were no transfers into or out of Levels 1, 2 or 3 during the nine months ended September 30, 2013.

The following table summarizes changes in Level 3 liabilities measured at fair value on a recurring basis:

		Contingent Consideration
Balance at	January 1, 2013	$4,000
Change in estimate		(2,426)
Accretion expense		35
Payments		(37)
Balance at	September 30, 2013	$1,572

NACoal acquired Reed Minerals on August 31, 2012 for a purchase price of approximately $70.9 million, which included estimated contingent consideration valued at $1.6 million. During the nine months ended September 30, 2013, the estimate of the contingent consideration liability decreased by $2.4 million as the Company finalized purchase accounting for the Reed Minerals acquisition. The contingent consideration is structured as an earn-out payment to the sellers of Reed Minerals. The earn-out is calculated as a percentage by which the monthly average coal selling price exceeds an established threshold multiplied by the number of tons sold during the month. The earn-out period covers the first 15.0 million tons of coal sold from the Reed Minerals coal reserves. There is no monetary cap on the amount payable under this contingent payment arrangement. The liability for contingent consideration is included in other long-term liabilities in the unaudited condensed consolidated balance sheet. Earn-out payments, if payable, are paid quarterly. Earn-out payments of less than $0.1 million were paid during the nine months ended September 30, 2013.

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

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account subsidiary credit risk, which is Level 2 as defined in the fair value hierarchy. At September 30, 2013, the fair value of the revolving credit agreements and long-term debt, excluding capital leases, was $161.8 million compared with the book value of $161.4 million. At December 31, 2012, the fair value of the revolving credit agreements and long-term debt, excluding capital leases, was $166.8 million compared with the book value of $166.0 million. At September 30, 2012, the fair value of the revolving credit agreements and long-term debt, excluding capital leases, was $204.1 million compared with the book value of $203.1 million.

NOTE 8—Unconsolidated Subsidiaries

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

Demery, Caddo Creek, Coyote Creek, Camino Real and Liberty (collectively with Coteau, Falkirk and Sabine, the "Unconsolidated Mines") were formed to develop, construct and operate surface mines under long-term contracts. Demery commenced delivering coal to its customer in 2012 and is expected to reach full production levels in late 2015 or 2016. Liberty commenced production in June 2013 and is expected to increase production levels gradually from 1 to 2 million tons in 2014 to full production of approximately 4.7 million tons annually in 2019. Caddo Creek, Coyote Creek and Camino Real are still in development and are not expected to be at full production for several years.

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

The income taxes resulting from the operations of the unconsolidated mines are solely the responsibility of the Company. The pre-tax income from the unconsolidated mines is reported on the line “Earnings of unconsolidated mines” in the unaudited condensed consolidated statements of operations, with related income taxes included in the provision for income taxes. The Company has included the pre-tax earnings of the unconsolidated mines, excluding NoDak and NACC India, above operating profit because they are an integral component of the Company's business and operating results.

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

The investments in the ten Unconsolidated Mines and related tax positions totaled $35.2 million, $20.2 million, and $22.5 million at September 30, 2013, December 31, 2012, and September 30, 2012, respectively, and is included on the line “Other Non-current Assets” in the unaudited condensed consolidated balance sheets. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $5.0 million, $3.2 million, and $5.2 million at September 30, 2013, December 31, 2012, and September 30, 2012 respectively.

Summarized financial information for the ten Unconsolidated Mines is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2013	2012	2013	2012
Revenues	$152,999	$144,237	$433,937	$413,619
Gross profit	$18,847	$18,973	$55,859	$56,372
Income before income taxes	$12,172	$11,920	$35,650	$35,517
Net income	$9,471	$9,895	$27,463	$28,292

NOTE 9—Contingencies

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

At September 30, 2013, December 31, 2012, and September 30, 2012, HBB had accrued approximately $7.2 million, $4.7 million, and $4.8 million for environmental investigation and remediation activities at these sites, respectively. HBB estimates that it is reasonably possible that it may incur additional expenses in the range of $0 to $4.7 million related to the environmental investigation and remediation at these sites. The increase in the liability from December 31, 2012 is primarily due to a $2.3 million charge to establish a liability for environmental investigation and remediation activities at HBB's Picton, Ontario facility as a result of an environmental study performed in the first nine months of 2013. Also during the first nine months of 2013, HBB recorded a $1.6 million receivable related to a third party's commitment to share in environmental liabilities at HBB's Southern Pines and Mt. Airy locations. The recognition of the receivable reduced selling, general and administrative expenses in the third quarter and the first nine months of 2013.

NOTE 10—Product Warranties

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

Changes in the Company's current and long-term recorded warranty liability are as follows:

2013
Balance at January 1	$4,269
Current year warranty expense	5,915
Payments made	(6,022)
Balance as of September 30	$4,162

NOTE 11—Income Taxes

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

A reconciliation of the Company's consolidated federal statutory and effective income tax on income from continuing operations is as follows (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2013	2012	2013	2012
Income from continuing operations before income tax provision:	$15,484	$13,675	$28,564	$25,255
Statutory taxes at 35%	$5,419	$4,786	$9,997	$8,839
Discrete items:
Other	(727)	(344)	(729)	(323)
	(727)	(344)	(729)	(323)
Other permanent items:
NACoal percentage depletion	(1,728)	(1,462)	(3,025)	(2,411)
Other	195	319	427	619
	(1,533)	(1,143)	(2,598)	(1,792)
Income tax provision	$3,159	$3,299	$6,670	$6,724
Effective income tax rate	20.4%	24.1%	23.4%	26.6%

As of September 30, 2013, the Company had a $2.5 million liability, included in Other long-term liabilities on the unaudited condensed consolidated balance sheet, for uncertain tax positions associated with prior period returns at NACoal. There is also a $1.8 million long-term asset recorded, recognizing the former Reed Minerals shareholders' contractual obligation to indemnify the Company in connection with a portion of an uncertain tax position.

NOTE 12—Retirement Benefit Plans

During the third quarter of 2013, the Company amended the Combined Defined Benefit Plan for NACCO Industries, Inc. and its subsidiaries (the “Combined Plan”) to freeze pension benefits for all employees, including those for certain unconsolidated mines' employees and cost of living adjustments ("COLA's") for other employees, effective January 1, 2014. As a result of this amendment, the Company remeasured the Combined Plan and recorded a $1.7 million pre-tax curtailment gain applying a discount rate of 4.70% and a long-term rate of return on assets of 7.75%. In connection with the plan freeze, the Company recognized a decrease to its pension liability of $7.3 million.
The Company also approved freezing all pension benefits under its Supplemental Retirement Benefit Plan (the “SERP”). In years prior to 2013, benefits other than COLA’s were frozen for all SERP participants. Effective January 1, 2014, all COLA benefits under the SERP will be eliminated for all plan participants.
For the third quarter of 2013, the net periodic benefit cost for defined benefit pension plans reflects expense calculated based upon the remeasurement.
The components of pension and postretirement health care (income) expense are set forth below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2013	2012	2013	2012
U.S. Pension and Postretirement Health Care
Service cost	$20	$20	$58	$59
Interest cost	698	765	2,164	2,411
Expected return on plan assets	(1,100)	(1,056)	(3,403)	(3,291)
Amortization of actuarial loss	365	680	1,617	2,133
Amortization of prior service credit	(33)	(64)	(133)	(190)
Curtailment gain	(1,701)	—	(1,701)	—
Total	$(1,751)	$345	$(1,398)	$1,122
Non-U.S. Pension
Service cost	$—	$—	$—	$—
Interest cost	48	52	149	155
Expected return on plan assets	(72)	(72)	(215)	(214)
Amortization of actuarial loss	31	33	92	98
Total	$7	$13	$26	$39

NOTE 13—Business Segments

NACCO is a holding company with the following principal subsidiaries: NACoal, HBB and KC. See Note 1 for a discussion of the Company's industries and product lines. NACCO's non-operating segment, NACCO and Other, includes the accounts of the parent company and Bellaire Corporation ("Bellaire"), a non-operating subsidiary of the Company.

Financial information for each of NACCO's reportable segments is presented in the following table. The line “Eliminations” in the revenues section eliminates revenues from HBB sales to KC. The amounts of these revenues are based on current market prices of similar third-party transactions. No other sales transactions occur among reportable segments.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2013	2012	2013	2012
	(In thousands)
Revenues from external customers
NACoal	$52,870	$38,012	$147,584	$81,545
HBB	134,099	124,820	354,901	340,436
KC	42,618	48,154	120,709	135,787
Eliminations	(973)	(919)	(2,511)	(2,587)
Total	$228,614	$210,067	$620,683	$555,181

Operating profit (loss)
NACoal	$9,740	$8,632	$32,721	$29,712
HBB	11,788	8,663	18,461	15,862
KC	(3,658)	(1,873)	(14,045)	(11,614)
NACCO and Other	(1,155)	(587)	(4,690)	(3,581)
Eliminations	(33)	1	60	126
Total	$16,682	$14,836	$32,507	$30,505

Income (loss) from continuing operations, net of tax
NACoal	$7,794	$8,143	$26,337	$24,480
HBB	7,427	5,206	10,913	8,447
KC	(2,822)	(1,208)	(8,492)	(7,214)
NACCO and Other	(1,137)	(997)	(4,188)	(4,164)
Eliminations	1,063	(768)	(2,676)	(3,018)
Total	$12,325	$10,376	$21,894	$18,531

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except as noted and per share data)

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

Demery, Caddo Creek, Coyote Creek, Camino Real and Liberty (collectively with Coteau, Falkirk and Sabine, the "Unconsolidated Mines") were formed to develop, construct and operate surface mines under long-term contracts. Demery commenced delivering coal to its customer in 2012 and is expected to reach full production levels in late 2015 or 2016. Liberty commenced production in June 2013 and is expected to increase production levels gradually from 1 to 2 million tons in 2014 to full production of approximately 4.7 million tons annually in 2019. Caddo Creek, Coyote Creek and Camino Real are still in development and are not expected to be at full production for several years.

NoDak was formed to operate and maintain a coal processing facility. NACC India was formed to provide technical advisory services to the third-party owners of a coal mine in India.

The contracts with the customers of the unconsolidated mines provide for reimbursement at a price based on actual costs plus an agreed pre-tax profit per ton of coal sold or actual costs plus a management fee.

FINANCIAL REVIEW

Tons of coal sold by NACoal's operating mines were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2013	2012	2013	2012
	(In millions)
Coteau	3.5	3.2	10.2	9.7
Falkirk	2.0	2.2	5.6	5.9
Sabine	1.2	1.1	3.5	3.4
Unconsolidated mines	6.7	6.5	19.3	19.0
MLMC	1.0	1.0	2.3	2.3
Reed Minerals	0.2	0.1	0.7	0.1
Consolidated mines	1.2	1.1	3.0	2.4
Total tons sold	7.9	7.6	22.3	21.4

The limerock dragline mining operations sold 4.9 million and 16.5 million cubic yards of limerock in the three and nine months ended September 30, 2013, respectively. This compares with 4.9 million and 13.0 million cubic yards of limerock in the three and nine months ended September 30, 2012, respectively.

The results of operations for NACoal were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2013	2012	2013	2012
Revenue - consolidated mines	$49,045	$35,247	$131,475	$73,708
Royalty and other	3,825	2,765	16,109	7,837
Total revenues	52,870	38,012	147,584	81,545
Cost of sales - consolidated mines	48,222	31,145	125,792	62,746
Cost of sales - royalty and other	623	463	1,193	1,646
Total cost of sales	48,845	31,608	126,985	64,392
Gross profit	4,025	6,404	20,599	17,153
Earnings of unconsolidated mines (a)	11,808	11,471	34,187	34,056
Selling, general and administrative expenses	5,047	11,576	19,000	25,030
Amortization of intangibles	1,076	767	2,736	1,840
(Gain) loss on sale of assets	(30)	(3,100)	329	(5,373)
Operating profit	9,740	8,632	32,721	29,712
Interest expense	788	858	2,200	2,289
Other (income) expense (including income from other unconsolidated affiliates)	12	(328)	(645)	(1,107)
Income from continuing operations before income tax provision	8,940	8,102	31,166	28,530
Income tax provision (benefit)	1,146	(41)	4,829	4,050
Net income	$7,794	$8,143	$26,337	$24,480

Effective income tax rate	12.8%	(b)	15.5%	14.2%

(a) See Note 8 for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.
(b) The effective tax rate is not meaningful.

See further information regarding the consolidated effective income tax rate in Note 11 of the unaudited condensed consolidated financial statements.

Third Quarter of 2013 Compared with Third Quarter of 2012

The following table identifies the components of change in revenues for the third quarter of 2013 compared with the third quarter of 2012:

Revenues
2012	$38,012
Increase from:
Reed Minerals	10,884
Other consolidated mining operations	2,913
Royalty and other income	1,061
2013	$52,870
Revenues increased to $52.9 million in the third quarter of 2013 from $38.0 million in the third quarter of 2012 primarily due to the Reed Minerals acquisition, higher revenues at the other consolidated mining operations and an increase in royalty and other income. The increase at Reed Minerals is due primarily to the third quarter of 2012 including only one month of operations as the Reed Minerals acquisition was completed in August 31, 2012. The increase at the consolidated mining operations was primarily the result of an increase in reimbursable costs at the limerock dragline mining operations and higher deliveries at MLMC due to increased customer requirements in the third quarter of 2013 compared with the third quarter of 2012.

The following table identifies the components of change in operating profit for the third quarter of 2013 compared with the third quarter of 2012:

Operating Profit
2012	$8,632
Increase (decrease) from:

Other selling, general and administrative expenses	5,215
Pension curtailment	1,587
Other consolidated mining operations	1,063
Royalty and other income	784
Earnings of unconsolidated mines	338
Reed Minerals	(4,809)
Gain on sale of asset	(3,070)
2013	$9,740
Operating profit increased to $9.7 million in the third quarter of 2013 from $8.6 million in the third quarter of 2012 due to favorable other selling, general and administrative expenses, a $1.6 million curtailment gain associated with freezing pension benefits, and increased operating profit at the other consolidated mining operations, mainly due to improved results at MLMC in the third quarter of 2013 compared with the third quarter of 2012. The increase was partially offset by an operating loss at the Reed Minerals operations and the absence of a gain on the sale of assets recognized in the third quarter of 2012. Other selling, general and administrative expenses decreased in the third quarter of 2013 compared with the third quarter of 2012 primarily due to lower employee-related expenses and acquisition costs, including a decrease in professional fees primarily related to the Reed Minerals acquisition in 2012. The operating loss at Reed Minerals was the result of lower than expected sales partially due to lower demand for higher-quality metallurgical coal, higher mining costs and an increase in royalty expense. The higher mining costs are attributable to the unexpected thinning of a coal seam in an isolated area, substantial one-time costs associated with the development of a new mining area and current mining restrictions, which have significantly increased hauling distances and reduced overburden removal and equipment productivity.
Net income decreased to $7.8 million in the third quarter of 2013 from $8.1 million in the third quarter of 2012 primarily due to a shift in the mix of taxable income towards entities with higher estimated effective income tax rates in the third quarter of 2013 compared with the third quarter of 2012, partially offset by the factors affecting operating profit.

First Nine Months of 2013 Compared with First Nine Months of 2012

The following table identifies the components of change in revenues for the first nine months of 2013 compared with the first nine months of 2012:

Revenues
2012	$81,545
Increase from:
Reed Minerals	48,084
Consolidated mining operations	9,684
Royalty and other income	8,271
2013	$147,584

Revenues for the first nine months of 2013 increased to $147.6 million from $81.5 million in the first nine months of 2012 due to the Reed Minerals acquisition, higher revenues at the consolidated mining operations and an increase in royalty and other income. The increase at the consolidated mining operations was primarily the result of increased reimbursable costs at the limerock dragline mining operations and an increase in tons delivered at MLMC as a result of an increase in customer requirements in the first nine months of 2013 compared with in the first nine months of 2012.

The following table identifies the components of change in operating profit for the first nine months of 2013 compared with the first nine months of 2012:

Operating Profit
2012	$29,712
Increase (decrease) from:
Royalty and other income	8,775
Other selling, general and administrative expenses	4,625
Pension curtailment	1,587
Other consolidated mining operations	1,499
Earnings of unconsolidated mines	132
Reed Minerals	(7,907)
Gain on sale of asset	(5,702)
2013	$32,721

Operating profit increased to $32.7 million in the first nine months of 2013 from $29.7 million in the first nine months of 2012, primarily as a result of higher royalty and other income, favorable other selling, general and administrative expenses, primarily due to lower employee-related expenses and acquisition costs, including professional fees, recognized in 2012 for the Reed Minerals acquisition, a $1.6 million curtailment gain associated with freezing pension benefits, and increased operating profit at the other consolidated mining operations, mainly due to improved results at MLMC in the first nine months of 2013 compared with the first nine months of 2012. The increase was partially offset by an operating loss at the Reed Minerals operations and the absence of a gain on the sale of assets recorded in the first nine months of 2012. The operating loss at Reed Minerals was the result of lower than expected sales partially due to lower demand for higher-quality metallurgical coal, higher mining costs, an increase in royalty expense and inclement weather in the first quarter of 2013. The higher mining costs are attributable to the unexpected thinning of a coal seam in an isolated area, substantial one-time costs associated with the development of a new mining area and current mining restrictions, which have significantly increased hauling distances and reduced overburden removal and equipment productivity.

Post-acquisition productivity improvements are being made to increase mining efficiencies at Reed.  While short-term results have not met expectations, the Company continues to believe that Reed Mineral's long-term prospects continue to be strong. The Company will continue to evaluate Reed Minerals during the fourth quarter of 2013 as part of its annual impairment testing cycle.  Any potential impairment charge would be non-cash and would not be expected to affect the Company’s liquidity or debt covenants.

Net income increased to $26.3 million in the first nine months of 2013 from $24.5 million in the first nine months of 2012 primarily due to the factors affecting operating profit.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the nine months ended September 30:

	2013	2012	Change
Operating activities:
Net income	$26,337	$24,480	$1,857
Depreciation, depletion and amortization	11,872	7,015	4,857
Other	(19,405)	2,117	(21,522)
Working capital changes	5,588	514	5,074
Net cash provided by operating activities	24,392	34,126	(9,734)

Investing activities:
Expenditures for property, plant and equipment	(21,588)	(33,801)	12,213
Acquisition of business	—	(64,797)	64,797
Proceeds from the sale of assets	1,245	34,513	(33,268)
Proceeds from notes receivable	—	14,434	(14,434)
Cash in escrow for investment	(5,000)	—	(5,000)
Other	(321)	(147)	(174)
Net cash used for investing activities	(25,664)	(49,798)	24,134

Cash flow before financing activities	$(1,272)	$(15,672)	$14,400

The decrease in net cash provided by operating activities was primarily the result of the decrease in other operating activities partially offset by favorable working capital changes, higher depreciation, depletion and amortization and the increase in net income during the first nine months of 2013 compared with the first nine months of 2012. The changes in other operating activities and working capital were primarily the result of changes in intercompany taxes and accounts receivable from the unconsolidated mines. The increase in depreciation, depletion and amortization was primarily due to the Reed Minerals acquisition.

The decrease in net cash used for investing activities was primarily attributable to transactions in the first nine months of 2012 that did not recur in the first nine months of 2013. In the first nine months of 2012, NACoal completed the acquisition of Reed Minerals and had increased capital expenditures including the purchase of two draglines, that were partially offset by proceeds from the sale of a dragline and the collection of a long-term note related to the prior sale of a dragline. In addition, the first nine months of 2013 includes a cash outflow for $5 million placed in escrow for a future investment.

	2013	2012	Change
Financing activities:
Net additions (reductions) of long-term debt and revolving credit agreements	$(2,959)	$44,573	$(47,532)
Cash dividends paid to NACCO	—	(25,624)	25,624
Net cash provided by (used for) financing activities	$(2,959)	$18,949	$(21,908)

The change in net cash provided by (used for) financing activities during the first nine months of 2013 compared with the first nine months of 2012 was due to the absence of dividends paid to NACCO in the first nine months of 2013 and repayments under the revolving credit agreement during the first nine months of 2013 compared with borrowings in the 2012 period.

Financing Activities

NACoal has an unsecured revolving line of credit (the “NACoal Facility”) of up to $150.0 million that expires in December 2016. Borrowings outstanding under the NACoal Facility were $106.0 million at September 30, 2013. The excess availability under the NACoal Facility was $42.9 million at September 30, 2013, which reflects a reduction for outstanding letters of credit of $1.1 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios of NACoal, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved, as defined in the NACoal Facility. The applicable margins, effective September 30, 2013, for base rate and LIBOR loans were 0.75% and 1.75%, respectively. The NACoal Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.35% on the unused commitment at September 30, 2013. The floating rate of interest applicable to the NACoal Facility at September 30, 2013 was 1.97% including the floating rate margin.

The NACoal Facility also contains restrictive covenants that require, among other things, NACoal to maintain certain debt to EBITDA and interest coverage ratios, and provides the ability to make loans and advances, and pay dividends to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 3.0 to 1.0 in conjunction with maintaining unused availability thresholds of borrowing capacity under a minimum interest coverage ratio, as defined in the NACoal Facility, of 4.0 to 1.0. The current level of availability required to pay dividends is $15 million. At September 30, 2013, NACoal was in compliance with the financial covenants in the NACoal Facility.

During 2004 and 2005, NACoal issued unsecured notes totaling $45.0 million in a private placement (the “NACoal Notes”), which require annual principal payments of approximately $6.4 million that began in October 2008 and will continue until October 4, 2014. These unsecured notes bear interest at a weighted-average fixed rate of 6.08%, payable semi-annually on April 4 and October 4. The NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. NACoal had $12.9 million of the private placement notes outstanding at September 30, 2013. The NACoal Notes contain certain covenants and restrictions that require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios, and limit dividends to NACCO based upon maintaining a maximum debt to EBITDA ratio of 3.5 to 1.0. At September 30, 2013, NACoal was in compliance with the financial covenants in the NACoal Notes.

NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At September 30, 2013, the balance of the note was $5.0 million and the interest rate was 0.23%.

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

Capital Expenditures

Expenditures for property, plant and equipment were $21.6 million during the first nine months of 2013. NACoal estimates that its capital expenditures for the remainder of 2013 will be an additional $11.4 million, primarily for dragline refurbishment, land acquisition, mine equipment and development at its mines. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

NACoal's capital structure is presented below:

	SEPTEMBER 30 2013	DECEMBER 31 2012	Change
Cash and cash equivalents	$28	$4,259	$(4,231)
Other net tangible assets	204,326	166,265	38,061
Goodwill, coal supply agreements and other intangibles, net	64,590	69,752	(5,162)
Net assets	268,944	240,276	28,668
Total debt	(137,265)	(138,021)	756
Total equity	$131,679	$102,255	$29,424
Debt to total capitalization	51%	57%	(6)%

The increase in other net tangible assets during the first nine months of 2013 was primarily due to an increase in other long-term assets, property, plant and equipment and inventory and a decrease in pension liabilities. The increase in other long-term assets was mainly attributable to indemnification assets related to the Reed Minerals acquisition and amounts placed in escrow for a future investment. The increase in property, plant and equipment was primarily due to the purchase of a dragline. The increase in inventory was primarily attributable to an increase in supplies and coal inventory at MLMC and Reed Minerals. The decrease in pension liabilities was the result of the remeasurement of the pension liabilities due to the Company amending its pension plan during the third quarter of 2013 to freeze pension benefits effective January 1, 2014.

OUTLOOK
NACoal expects improved operating performance at its coal mining operations in the fourth quarter of 2013 and in 2014. Steam coal tons delivered in the fourth quarter of 2013 and in 2014 are expected to increase over the prior year periods at the unconsolidated mining operations provided customers achieve currently planned power plant operating levels for the remainder of 2013 and in 2014. Demery's Five Forks Mine commenced delivering coal to its customer in 2012 and is expected to maintain similar levels of quarterly production in the fourth quarter of 2013 and in 2014, with full production levels expected to be reached in late 2015 or early 2016. Liberty also commenced production of lignite coal in 2013 for Mississippi Power Company's new Kemper County Energy Facility. Production levels are expected to increase gradually from 1 to 2 million tons in 2014 to full production of approximately 4.7 million tons of lignite coal annually in 2019. The Kemper County project has announced a start-up delay for the power plant. NACoal is currently evaluating the impact of this delay on its forecasted 2014 results but, based on the most recent information, the delay is not expected to have a material effect.

At the consolidated mining operations, deliveries at MLMC are expected to be higher in the fourth quarter of 2013 compared with the fourth quarter of 2012, but slightly lower in 2014 compared with the prior year period as a result of a planned outage at the customer's power plant. Deliveries at MLMC are expected to increase over the longer term as a result of recently implemented and anticipated operational improvements at the customer's power plant. Coal tons sold by Reed Minerals in the fourth quarter of 2013 are expected to be comparable to the fourth quarter of 2012, increase slightly over the third quarter of 2013 and increase in 2014 compared with 2013. Overall Reed Minerals fourth quarter 2013 operating results are expected to improve slightly compared with the third quarter of 2013 as a result of the expected increase in tons sold, provided the mining restrictions can be appropriately resolved, but still result in an operating loss since operating costs are expected to be comparable to the third quarter costs. Post-acquisition productivity improvements which increase mining efficiencies are expected in 2014 and, along with the resolution of the mining restrictions, are expected to move 2014 results toward break-even compared with the expected 2013 loss. Also, limerock deliveries in the fourth quarter of 2013 and in 2014 are expected to be lower than the comparable prior year periods as customer requirements are expected to decline. Royalty and other income is expected to be lower in the remainder of 2013 compared with the fourth quarter of 2012 and significantly lower in 2014 compared with 2013.

Unconsolidated mines currently in development are expected to continue to generate modest income in the remainder of 2013 and in 2014. The three mines in development are not expected to be at full production for several years. In the first quarter of 2013, mining permits needed to commence mining operations were issued for the Caddo Creek and the Camino Real projects in Texas. Caddo Creek expects to begin making initial coal deliveries in 2015. Camino Real expects initial deliveries in the latter half of 2015, and expects to mine approximately 3.0 million tons of coal annually when at full production. Coyote Creek is developing a lignite mine in Mercer County, North Dakota, from which it expects to deliver approximately 2.5 million tons of coal annually beginning in May 2016.

NACoal also has new project opportunities for which it expects to continue to incur additional expenses in the fourth quarter of 2013 and in 2014. In particular, the company continues to move forward to obtain a permit for its Otter Creek reserve in North Dakota in preparation for the anticipated construction of a new mine.

Overall, NACoal expects 2013 fourth quarter net income to be comparable to 2012 fourth quarter net income. Lower operating expenses and favorable operating results at MLMC are expected to offset the absence of pre-tax gains from asset sales of approximately $1.4 million recognized during the fourth quarter of 2012 and an anticipated fourth quarter operating loss at Reed Minerals. Net income in 2014 is expected to decline moderately compared with 2013 as improvements at Reed Minerals are expected to be more than offset by a decline in royalty income and fewer deliveries at MLMC. Cash flow before financing activities for 2013 is expected to improve over 2012, but remain negative, due to anticipated increases in capital expenditures at MLMC and at the Reed Minerals operations. The capital expenditures associated with the Reed Minerals operations are part of the Reed Minerals acquisition plan to improve mining efficiencies by reducing costs and increasing production capacity. Cash flow before financing activities in 2014 is expected to be significantly higher than 2013.

Over the longer term, NACoal's goal is to increase earnings of its unconsolidated mines by approximately 50% over the next five years through the development and maturation of its new mines and normal escalation of contractual compensation at its existing mines. Also, NACoal has a goal of at least doubling the earnings contribution from its consolidated mining operations due to benefits from recently implemented and anticipated operational improvements at MLMC's customer's power plant and from the company's execution of its long-term plan at the Reed Minerals operations. The company views its acquisition of Reed Minerals as the first step in a metallurgical coal strategic initiative which includes significantly increased volume.

NACoal also expects to continue its efforts to develop new mining projects. The company is actively pursuing domestic opportunities for new or expanded coal mining projects, which include prospects for power generation, coal-to-liquids, coal-to-chemicals, coal gasification, coal drying and other clean coal technologies. NACoal also continues to pursue additional non-coal mining opportunities, principally in aggregates, and international value-added mining services projects, particularly in India.

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

FINANCIAL REVIEW

The results of operations for HBB were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2013	2012	2013	2012
Revenues	$134,099	$124,820	$354,901	$340,436
Operating profit	$11,788	$8,663	$18,461	$15,862
Interest expense	$169	$525	$1,078	$2,086
Other (income) expense	$(60)	$(304)	$182	$111
Net income	$7,427	$5,206	$10,913	$8,447
Effective income tax rate	36.4%	38.3%	36.6%	38.2%

Third Quarter of 2013 Compared with Third Quarter of 2012

The following table identifies the components of change in revenues for the third quarter of 2013 compared with the third quarter of 2012:

Revenues
2012	$124,820
Increase (decrease) from:
Unit volume and product mix	11,632
Average sales price	(1,872)
Foreign currency	(481)
2013	$134,099

Revenues for the third quarter of 2013 increased to $134.1 million from $124.8 million in the third quarter of 2012 primarily as a result of an increase in sales volumes of products with higher price points and new products, mainly in the U.S. and Canadian consumer markets, and improved sales of commercial products. The improvement in revenue was partially offset by lower sales volumes in the international consumer markets.

The following table identifies the components of change in operating profit for the third quarter of 2013 compared with the third quarter of 2012:

Operating Profit
2012	$8,663
Increase (decrease) from:
Gross profit	3,070
Environmental expense	1,615
Foreign currency	177
Selling, general and administrative expenses	(1,737)
2013	$11,788

HBB's operating profit increased to $11.8 million in the third quarter of 2013 from $8.7 million in the third quarter of 2012 primarily due to an increase in gross profit and a $1.6 million decrease in HBB's environmental expense related to a third party's commitment to share in environmental liabilities at HBB's Southern Pines and Mt. Airy locations, partially offset by increased selling, general and administrative expenses, mainly due to higher employee-related costs and additional costs incurred to execute HBB's five strategic initiatives. The increase in gross profit was mainly attributable to a shift in sales mix to higher-margin products, partially offset by lower prices on comparable products sold,

HBB recognized net income of $7.4 million in the third quarter of 2013 compared with $5.2 million in the third quarter of 2012 primarily due to the factors affecting operating profit.

First Nine Months of 2013 Compared with First Nine Months of 2012

The following table identifies the components of change in revenues for the first nine months of 2013 compared with the first nine months of 2012:

Revenues
2012	$340,436
Increase (decrease) from:
Unit volume and product mix	17,379
Foreign currency	143
Average sales price	(3,057)
2013	$354,901

Revenues increased to $354.9 million in the first nine months of 2013 compared with $340.4 million in the first nine months of 2012 primarily as a result of an increase in sales of new products and products with higher price points, mainly in the U.S.

consumer market and improved sales of commercial products. This improvement was partially offset by decreases in the international consumer markets.

The following table identifies the components of change in operating profit for the first nine months of 2013 compared with the first nine months of 2012:

Operating Profit
2012	$15,862
Increase (decrease) from:
Gross profit	6,663
Environmental expense - Southern Pines and Mt. Airy	1,615
Foreign currency	1,016
Other selling, general and administrative expenses	(4,441)
Environmental expense - Picton	(2,254)
2013	$18,461

HBB's operating profit increased to $18.5 million in the first nine months of 2013 compared with $15.9 million in the first nine months of 2012. Operating profit increased primarily as a result of higher gross profit, a $1.6 million decrease in HBB's environmental expense related to a third party's commitment to share in environmental liabilities at HBB's Southern Pines and Mt. Airy locations and favorable foreign currency movements, partially offset by an increase in other selling, general and administrative expenses, mainly due to higher employee-related costs, and a $2.3 million charge to establish a liability for environmental investigation and remediation activities at HBB's Picton, Ontario facility. The increase in gross profit was primarily attributable to an increase in sales of new products and products with higher price points in the first nine months of 2013 compared with the first nine months of 2012, partially offset by lower prices on comparable products sold.

HBB recognized net income of $10.9 million in the first nine months of 2013 compared with $8.4 million in the first nine months of 2012 primarily due to the factors affecting operating profit and lower interest expense as a result of lower levels of borrowings during the first nine months of 2013 compared with the first nine months of 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the nine months ended September 30:

	2013	2012	Change
Operating activities:
Net income	$10,913	$8,447	$2,466
Depreciation and amortization	2,077	1,900	177
Other	(4,150)	3,856	(8,006)
Working capital changes	7,780	(6,719)	14,499
Net cash provided by operating activities	16,620	7,484	9,136

Investing activities:
Expenditures for property, plant and equipment	(1,271)	(2,180)	909
Proceeds from the sale of assets	35	8	27
Net cash used for investing activities	(1,236)	(2,172)	936

Cash flow before financing activities	$15,384	$5,312	$10,072

Net cash provided by operating activities increased $9.1 million in the first nine months of 2013 compared with the first nine months of 2012 primarily due to the change in working capital partially offset by the change in other operating activities. The change in working capital was mainly from a smaller increase in inventory, a larger decrease in accounts receivable and a larger increase in accrued payroll during the first nine months of 2013 compared with the comparable 2012 period. These items were partially offset by a smaller increase in accounts payable as a result of the smaller increase in inventory during the first nine months of 2013. The decrease in other operating activities was primarily due to a change in deferred income taxes.

	2013	2012	Change
Financing activities:
Reductions to long-term debt and revolving credit agreements	$(16,860)	$(1,942)	$(14,918)
Cash dividends paid to NACCO	—	(10,000)	10,000
Financing fees paid	—	(1,197)	1,197
Net cash used for financing activities	$(16,860)	$(13,139)	$(3,721)

The increase in net cash used for financing activities was the result of an increase in payments made on the HBB revolver in the first nine months of 2013 compared with the first nine months of 2012 partially offset by the absence of dividends paid to NACCO in the first nine months of 2013.

Financing Activities

HBB has a $115.0 million senior secured floating-rate revolving credit facility that expires in July 2017 (the “HBB Facility”). The obligations under the HBB Facility are secured by substantially all of HBB's assets. The approximate book value of HBB's assets held as collateral under the HBB Facility was $238.2 million as of September 30, 2013.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible accounts receivable, inventory and trademarks of the borrowers, as defined in the HBB Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the HBB Facility. A portion of the availability is denominated in Canadian dollars to provide funding to HBB's Canadian subsidiary. Borrowings bear interest at a floating rate, which can be a base rate or LIBOR, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective September 30, 2013, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.50%, respectively. The applicable margins, effective September 30, 2013, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.00% and 1.50%, respectively. The HBB Facility also requires a fee of 0.375% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability and average usage, respectively.

At September 30, 2013, the borrowing base under the HBB Facility was $111.2 million. Borrowings outstanding under the HBB Facility were $22.8 million at September 30, 2013 and the excess availability under the HBB Facility was $88.4 million. The floating rate of interest applicable to the HBB Facility at September 30, 2013 was 2.3% including the floating rate margin.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to NACCO, subject to achieving availability thresholds. Dividends are limited to the greater of $20.0 million or excess cash flow from the most recently ended fiscal year in each of the two twelve-month periods following the closing date of the HBB Facility, so long as HBB has excess availability under the HBB Facility of not less than $25.0 million and maintains a minimum fixed charge coverage ratio of 1.0 to 1.0, as defined in the HBB Facility; and in such amounts as determined by HBB subsequent to the second anniversary of the closing date of the HBB Facility, so long as HBB has excess availability under the HBB Facility of not less than $25.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At September 30, 2013, HBB was in compliance with the financial covenants in the HBB Facility.

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

Capital Expenditures

Expenditures for property, plant and equipment were $1.3 million for the first nine months of 2013 and are estimated to be an additional $2.0 million for the remainder of 2013. These planned capital expenditures are primarily for tooling for new products. These expenditures are expected to be funded from internally generated funds.

Capital Structure

Working capital is significantly affected by the seasonality of HBB's business. The following is a discussion of the changes in HBB's capital structure at September 30, 2013 compared with both September 30, 2012 and December 31, 2012.

September 30, 2013 Compared with September 30, 2012

	SEPTEMBER 30 2013	SEPTEMBER 30 2012	Change
Cash and cash equivalents	$1,302	$1,528	$(226)
Other net tangible assets	76,616	86,022	(9,406)
Net assets	77,918	87,550	(9,632)
Total debt	(22,816)	(52,253)	29,437
Total equity	$55,102	$35,297	$19,805
Debt to total capitalization	29%	60%	(31)%

Other net tangible assets decreased $9.4 million from September 30, 2012 primarily due to an increase in accounts payable as a result of a shift in payment terms with certain suppliers and an increase in other current liabilities from increased payroll-related accruals, both partially offset by an increase in accounts receivable driven by higher sales in the third quarter of 2013 compared with the third quarter of 2012.

Total debt decreased $29.4 million due to payments made since September 30, 2012.

Total equity increased $19.8 million primarily attributable to HBB's net income of $22.7 million for the twelve months ended September 30, 2013 partially offset by $5.0 million of dividends paid to NACCO during the twelve months ended September 30, 2013.

September 30, 2013 Compared with December 31, 2012

	SEPTEMBER 30 2013	DECEMBER 31 2012	Change
Cash and cash equivalents	$1,302	$2,784	$(1,482)
Other net tangible assets	76,616	80,003	(3,387)
Net assets	77,918	82,787	(4,869)
Total debt	(22,816)	(39,676)	16,860
Total equity	$55,102	$43,111	$11,991
Debt to total capitalization	29%	48%	(19)%

Other net tangible assets decreased $3.4 million from December 31, 2012 primarily due to higher levels of accounts payable, a decrease in accounts receivable and an increase in other current liabilities from increased payroll-related accruals, partially offset by higher inventory levels. The changes in working capital were primarily attributable to the seasonality of the business and a shift in payment terms with certain suppliers.

Total debt decreased $16.9 million due to payments made during the first nine months of 2013.

OUTLOOK

HBB's target consumer, the middle-market mass consumer, continues to struggle with financial and economic concerns. As a result, sales volumes in the middle-market portion of the U.S. small kitchen appliance market in which HBB participates are projected to grow only moderately in the remainder of 2013 and in 2014. Nevertheless, HBB expects sales volumes to grow more favorably than the market due to increased promotions and placements in the fourth quarter of 2013 in comparison with the fourth quarter of 2012 and improved placements and sales volumes in 2014 compared with 2013. HBB's international and commercial product markets are anticipated to grow in the remainder of 2013 and in 2014 compared with the comparable prior periods.

HBB continues to focus on strengthening its North American consumer market position through product innovation, promotions, increased placements and branding programs, together with appropriate levels of advertising for the company's highly successful and innovative product lines. HBB expects The Scoop®, introduced in late 2011, and the FlexBrewTM launched in late 2012, to continue to gain market position as broader distribution is attained over time. The company is continuing to introduce innovative products in several small appliance categories. In the first quarter of 2013, HBB launched the Hamilton Beach® Breakfast Sandwich Maker, which continues to gain market attention. These products, as well as other new product introductions in the pipeline for the fourth quarter of 2013 and for 2014, and expected key placements and promotions for the holiday-selling season, are expected to affect both revenues and operating profit positively. As a result of these new products and execution of the company's strategic initiatives, both domestically and internationally, HBB expects an increase in revenues in the fourth quarter of 2013, provided consumer spending is at expected fourth quarter levels, and in 2014 compared with the respective prior year periods.

Overall, HBB expects fourth quarter 2013 net income to be comparable to the fourth quarter of 2012 as anticipated increases in operating profit from higher revenues are expected to be offset by planned increases in operating expenses to support HBB's strategic initiatives and its promotional programs. Full year 2014 net income is expected to improve slightly over 2013 as a result of increased sales volumes attributable to the continued implementation and execution of HBB's strategic initiatives, offset by the costs to implement these initiatives and by the related promotional costs. Product and transportation costs, as well as currency translation changes, are currently expected to be modestly higher in the fourth quarter of 2013 than in the fourth quarter of 2012. These items are also expected to increase modestly in 2014 compared with 2013. HBB continues to monitor both currency effects and commodity costs closely and intends to adjust product prices and product placements, as appropriate, if these costs increase more than anticipated. HBB expects 2013 cash flow before financing activities to be slightly lower than 2012. Cash flow before financing activities in 2014 is expected to be moderately lower than 2013.

Longer term, HBB will work to take advantage of the potential to improve return on sales through economies of scale derived from market growth and a focus on its five strategic volume growth initiatives: (1) enhancing its placements in the North America consumer business through consumer-driven innovative products and strong sales and marketing support, (2) enhancing internet sales by providing best in class retailer support and increased consumer content and engagement, (3) achieving further penetration of the global Commercial market through a commitment to an enhanced global product line for chains and distributors serving the global food service and hospitality markets, (4) expanding internationally in the emerging Asian and Latin American markets by increasing product offerings designed specifically for the needs of these markets and expanding its distribution channels and sales and marketing capabilities and (5) entering the "only the best" market with a strong brand and broad product line. During the first nine months of 2013, HBB continued to make strides in the execution of its strategic initiatives and expects to continue to do so over the remainder of 2013 and in 2014.

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

FINANCIAL REVIEW

The results of operations for KC were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2013	2012	2013	2012
Revenues	$42,618	$48,154	$120,709	$135,787
Operating loss	$(3,658)	$(1,873)	$(14,045)	$(11,614)
Interest expense	$87	$125	$217	$336
Other (income) expense	$17	$17	$59	$75
Net loss	$(2,822)	$(1,208)	$(8,492)	$(7,214)
Effective income tax rate	25.0%	40.0%	40.7%	40.0%

Third Quarter of 2013 Compared with Third Quarter of 2012

The following table identifies the components of change in revenues for the third quarter of 2013 compared with the third quarter of 2012:

Revenues
2012	$48,154
Increase (decrease) from:
Closed stores	(4,549)
KC comparable store sales	(1,371)
LGC comparable store sales	(823)
New store sales	1,115
Other	92
2013	$42,618

Revenues for the third quarter of 2013 decreased to $42.6 million from $48.2 million in the third quarter of 2012. The decrease was primarily a result of the effect of closing unprofitable KC and LGC stores since September 30, 2012 and a decline in both KC and LGC comparable store sales. The decrease in comparable store sales was mainly due to fewer customer visits and a reduction in store transactions at both store formats, partially offset by a higher average sale transaction value in the third quarter of 2013 compared with the third quarter of 2012. These decreases were partially offset by sales at newly opened KC stores.

At September 30, 2013, KC operated 258 stores compared with 264 stores at September 30, 2012 and 261 stores at December 31, 2012. At September 30, 2013, LGC operated 36 stores compared with 55 stores at September 30, 2012 and 51 stores at December 31, 2012.

The following table identifies the components of change in operating loss for the third quarter of 2013 compared with the third quarter of 2012:

Operating Loss
2012	$(1,873)
(Increase) decrease from:
KC comparable stores	(1,108)
New stores	(247)
LGC comparable stores	(245)
Selling, general and administrative expenses	(215)
Other	(169)
Closed stores	199
2013	$(3,658)
KC recognized an operating loss of $3.7 million in the third quarter of 2013 compared with an operating loss of $1.9 million in the third quarter of 2012. The increase in the operating loss was primarily due to reduced sales and a shift in mix to lower-margin product categories at comparable stores and seasonal losses at newly opened KC stores.

KC reported a net loss of $2.8 million in the third quarter of 2013 compared with a net loss of $1.2 million in the third quarter of 2012 primarily due to the factors affecting the operating loss and a lower separate company effective tax rate in the third quarter of 2013 compared with the third quarter of 2012 resulting in less of a tax benefit on the 2013 operating loss.

First Nine Months of 2013 Compared with First Nine Months of 2012

The following table identifies the components of change in revenues for the first nine months of 2013 compared with the first nine months of 2012:

Revenues
2012	$135,787
Increase (decrease) from:
Closed stores	(11,607)
KC comparable store sales	(5,242)
LGC comparable store sales	(1,985)
New store sales	3,714
Other	42
2013	$120,709

Revenues decreased to $120.7 million for the first nine months of 2013 from $135.8 million in the first nine months of 2012. The decrease was primarily the result of closing unprofitable KC and LGC stores and a decline in comparable stores sales at KC and LGC. The decrease in comparable store sales was primarily attributable to a decrease in store transactions at both store formats and fewer customer visits, partially offset by a higher average sale transaction value at both KC and LGC stores. These decreases were partially offset by sales at newly opened KC stores.

The following table identifies the components of change in operating loss for the first nine months of 2013 compared with the first nine months of 2012:

Operating Loss
2012	$(11,614)
(Increase) decrease from:
KC comparable stores	(3,076)
New stores	(472)
Other	(175)
Closed stores	938
Selling, general and administrative expenses	295
LGC comparable stores	59
2013	$(14,045)

KC recognized an operating loss of $14.0 million in the first nine months of 2013 compared with an operating loss of $11.6 million in the first nine months of 2012. The increase in the operating loss was primarily the result of reduced sales and a shift in mix to lower-margin products at the KC comparable stores and seasonal losses at newly opened KC stores, partially offset by the favorable effect of closing unprofitable KC and LGC stores during the past twelve months and lower selling, general and administrative expenses primarily from a decrease in supplies and employee-related expenses.

KC reported a net loss of $8.5 million in the first nine months of 2013 compared with a net loss of $7.2 million in the first nine months of 2012 primarily due to the factors affecting the operating loss partially offset by a higher separate company effective tax rate in 2013 resulting in a greater tax benefit on the 2013 operating loss.

Revenues and operating profit for KC are traditionally greater in the second half of the year as sales to consumers increase significantly with the fall holiday-selling season. The Company is continuing to evaluate KC's expected short- and long-term financial forecasts. Any potential impairment charge related to long-lived assets would be non-cash and would not be expected to affect the Company’s liquidity or debt covenants.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the nine months ended September 30:

	2013	2012	Change
Operating activities:
Net loss	$(8,492)	$(7,214)	$(1,278)
Depreciation and amortization	2,170	2,156	14
Other	300	812	(512)
Working capital changes	(17,426)	(17,534)	108
Net cash used for operating activities	(23,448)	(21,780)	(1,668)

Investing activities:
Expenditures for property, plant and equipment	(1,826)	(3,451)	1,625
Proceeds from the sale of assets	36	18	18
Net cash used for investing activities	(1,790)	(3,433)	1,643

Cash flow before financing activities	$(25,238)	$(25,213)	$(25)

Net cash used for operating activities increased $1.7 million in the first nine months of 2013 compared with the first nine months of 2012 primarily from the increase in the net loss in the first nine months of 2013 compared with the first nine months of 2012.

Expenditures for property, plant and equipment decreased primarily due to the reduction of new KC stores opened during the first nine months of 2013 compared with first nine months of 2012 and the remodeling of a number of KC stores during the first nine months of 2012.

	2013	2012	Change
Financing activities:
Net additions to revolving credit agreement	$14,704	$14,681	$23
Financing fees paid	—	(203)	203
Other	(17)	—	(17)
Net cash provided by financing activities	$14,687	$14,478	$209

Financing Activities

KC has a $30.0 million secured revolving line of credit that expires in August 2017 (the “KC Facility”). The obligations under the KC Facility are secured by substantially all of the assets of KC. The approximate book value of KC's assets collateralized under the KC Facility was $72.0 million as of September 30, 2013.

The maximum availability under the KC Facility is derived from a borrowing base formula using KC's eligible inventory and eligible credit card accounts receivable, as defined in the KC Facility. Borrowings bear interest at a floating rate plus a margin based on the excess availability under the agreement, as defined in the KC Facility, which can be either a base rate plus a margin of 1.00% or LIBOR plus a margin of 2.00% as of September 30, 2013. The KC Facility also requires a commitment fee of 0.375% per annum on the unused commitment.

At September 30, 2013, the borrowing base under the KC Facility was $27.0 million. Borrowings outstanding under the KC Facility were $14.7 million at September 30, 2013. Therefore, at September 30, 2013, the excess availability under the KC Facility was $12.3 million. The floating rate of interest applicable to the KC Facility at September 30, 2013 was 2.49%, including the floating rate margin.

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

Capital Expenditures

Expenditures for property, plant and equipment were $1.8 million for the first nine months of 2013 and are estimated to be an additional $0.9 million for the remainder of 2013. These planned capital expenditures are primarily for fixtures and equipment at new or existing stores and improvements to KC's information technology infrastructure. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

Working capital is significantly affected by the seasonality of KC's business. The following is a discussion of the changes in KC's capital structure at September 30, 2013 compared with both September 30, 2012 and December 31, 2012.

September 30, 2013 Compared with September 30, 2012

	SEPTEMBER 30 2013	SEPTEMBER 30 2012	Change
Cash and cash equivalents	$971	$1,127	$(156)
Other net tangible assets	48,897	53,104	(4,207)
Net assets	49,868	54,231	(4,363)
Total debt	(14,704)	(14,702)	(2)
Total equity	$35,164	$39,529	$(4,365)
Debt to total capitalization	29%	27%	2%

The $4.2 million change in other net tangible assets at September 30, 2013 compared with September 30, 2012 was mainly due to a reduction in inventory and accounts payable primarily from a decrease in the number of stores open at September 30, 2013 compared with September 30, 2012.

September 30, 2013 Compared with December 31, 2012

	SEPTEMBER 30 2013	DECEMBER 31 2012	Change
Cash and cash equivalents	$971	$11,522	$(10,551)
Other net tangible assets	48,897	32,134	16,763
Net assets	49,868	43,656	6,212
Total debt	(14,704)	—	(14,704)
Total equity	$35,164	$43,656	$(8,492)
Debt to total capitalization	29%	(a)	(a)

(a)	Debt to total capitalization is not meaningful.

Cash and cash equivalents decreased $10.6 million at September 30, 2013 compared with December 31, 2012. Other net tangible assets increased $16.8 million at September 30, 2013 compared with December 31, 2012 primarily from an increase in intercompany receivable from NACCO related to taxes, a decrease in accounts payable, sales tax payable and accrued payroll due to the seasonality of the business and an increase in inventory due to a decrease in sales. Total debt increased as a result of the seasonality of the business and the required funding of operations during the first nine months of 2013. Total equity decreased as a result of KC's net loss during the first nine months of 2013.

OUTLOOK

The outlet mall retail market remains very challenging, especially in the housewares segment, and is expected to remain so for the remainder of 2013 and for 2014. KC believes the middle market consumer continues to have financial and economic concerns, and those concerns are expected to limit consumer spending levels of KC's target customer in the fourth quarter of 2013 and in 2014. While KC expects to add 20 Kitchen Collection® stores during the fourth quarter of 2013, the company expects to end the year with a lower number of stores than in 2012 and expects to maintain a lower number of stores throughout much of 2014 compared with 2013 as a result of closing a number of stores during the first quarter of 2014. As a result, KC expects revenues for the fourth quarter of 2013 and for 2014 to decrease compared with the prior year periods.

Overall, KC expects a modest increase in 2013 fourth quarter net income compared with the fourth quarter of 2012 primarily from enhanced margins resulting from further refinements of promotional offers and merchandise mix in both store formats, and from closure of stores with store operating losses. However, these improvements will depend on improved mall traffic compared with earlier in 2013 and are still not expected to offset fully the losses from the first nine months of the year. As a result, KC expects a loss for the 2013 full year. The net effect of closing a number of stores early in 2014 and the anticipated opening of new stores during the second half of 2014 is expected to contribute to improved results of around break-even in 2014. Nevertheless, a shift in sales mix from higher-margin gadgets to lower-margin electrics is expected to continue to affect operating margins negatively. KC is focused on driving consumer interest back toward the higher-margin products and expects to continue to make improvements in store formats and layouts, and promotional offers and merchandise mix, at both the Kitchen Collection® and Le Gourmet Chef® stores to improve product mix. Cash flow before financing in 2013 is expected to be lower than 2012, but improve in 2014 compared with 2013.

Longer term, KC plans to focus on comparable store sales growth around a sound store portfolio. KC expects to accomplish this by enhancing sales volume and profitability through continued refinement of its formats and ongoing review of specific product offerings, merchandise mix, store displays and appearance, while improving inventory efficiency and store inventory controls. The company will also continue to evaluate and, as lease contracts permit, close or restructure leases for underperforming and loss-generating stores over the next few years. In the near term, KC expects to concentrate its growth on increasing the number of Kitchen Collection® stores, with new stores expected to be located in sound positions in strong outlet malls.

NACCO AND OTHER

NACCO and Other includes the parent company operations and Bellaire.

FINANCIAL REVIEW

Operating Results

The results of operations at NACCO and Other were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2013	2012	2013	2012
Revenues	$—	$—	$—	$—
Operating loss	$(1,155)	$(587)	$(4,690)	$(3,581)
Other (income) expense	$185	$268	$852	$1,460
Loss from continuing operations, net of tax	$(1,137)	$(997)	$(4,188)	$(4,164)
Net (loss) income	$(1,137)	$493	$(4,188)	$(3,196)

Third Quarter of 2013 Compared with Third Quarter of 2012 and First Nine Months of 2013 Compared with First Nine Months of 2012

NACCO and Other recognized an operating loss of $1.2 million and $4.7 million in the third quarter and the first nine months of 2013, respectively, compared with an operating loss of $0.6 million and $3.6 million in the third quarter and first nine months of 2012, respectively. The increase in the operating loss in the third quarter and the first nine months of 2013 was primarily due to a reduction in management fees charged to the subsidiaries partially offset by a decrease in employee-related expenses, both as a result of the spin-off of Hyster-Yale.

In connection with the spin-off of Hyster-Yale, NACCO and Other recognized expenses of $2.6 million, $2.5 million after-tax, for the three months ended September 30, 2012, and $3.4 million, $3.0 million after tax, for the nine months ended September 30, 2012, which are reflected as discontinued operations in the unaudited condensed consolidated financial statements.

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

Following are the parent company management fees included in each subsidiary's selling, general and administrative expenses for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2013	2012	2013	2012
NACoal	$739	$2,021	$2,219	$3,590
HBB	$824	$563	$2,471	$1,688
KC	$62	$62	$187	$187

In addition, the parent company received management fees from Hyster-Yale of $3.2 million and $9.7 million for the three and nine months ended September 30, 2012, respectively. Since the spin-off of Hyster-Yale, the parent company no longer receives management fees from Hyster-Yale.

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

In connection with the spin-off of Hyster-Yale, the Company and Hyster-Yale entered into a Transition Services Agreement ("TSA"). Under the terms of the TSA, as amended, the Company obtained various services from Hyster-Yale and provided various services to Hyster-Yale on a transitional basis, as needed, for varying periods of time after the spin-off. The term of the TSA expired on September 28, 2013. Under the TSA, the Company paid net aggregate fees to Hyster-Yale of $0.3 million in the nine months ended September 30, 2013.

Share Repurchase Program
On November 8, 2011, the Company announced that the Company's Board of Directors approved the repurchase of up to $50 million of the Company's outstanding Class A common stock. The timing and amount of any repurchases will be determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives and market conditions for the Company's Class A common stock. The original authorization for the repurchase program was scheduled to expire on December 31, 2012; however, in November 2012 the Company's Board of Directors approved an extension of the stock repurchase program through December 31, 2013. The share repurchase program does not require the Company to acquire any specific number of shares. It may be modified, suspended, extended or terminated by the Company at any time without prior notice and may be executed through open market purchases, privately negotiated transactions or otherwise. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so. As of September 30, 2013, the Company had repurchased 570,370 shares of Class A common stock for an aggregate purchase price of $32.6 million under this program.

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

The Company believes funds available from cash on hand, its subsidiaries' credit facilities and anticipated funds generated from operations are sufficient to finance all of the subsidiaries scheduled principal repayments, and its operating needs and commitments arising during the next twelve months and until the expiration of its subsidiaries' credit facilities.

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

Capital Structure

NACCO's consolidated capital structure is presented below:

	SEPTEMBER 30 2013	DECEMBER 31 2012	Change
Cash and cash equivalents	$79,353	$139,855	$(60,502)
Other net tangible assets	321,322	264,449	56,873
Goodwill, coal supply agreement and other intangibles, net	64,590	69,752	(5,162)
Net assets	465,265	474,056	(8,791)
Total debt	(174,785)	(177,697)	2,912
Bellaire closed mine obligations, net of tax	(14,759)	(15,028)	269
Total equity	$275,721	$281,331	$(5,610)
Debt to total capitalization	39%	39%	—%

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

FORWARD-LOOKING STATEMENTS

The statements contained in the this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Such risks and uncertainties with respect to each subsidiary's operations include, without limitation:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
INTEREST RATE RISK
The Company's subsidiaries, NACoal, HBB and KC, have entered into certain financing arrangements that require interest payments based on floating interest rates. As such, the Company's financial results are subject to changes in the market rate of interest. There is an inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. To reduce the exposure to changes in the market rate of interest, the Company has entered into interest rate swap agreements for a portion of its floating rate financing arrangements. The Company does not enter into interest rate swap agreements for trading purposes. Terms of the interest rate swap agreements provide for the subsidiaries to receive a variable interest rate and pay a fixed interest rate. See Note 6 to the unaudited condensed consolidated financial statements in this Form 10-Q.
The fair value of the Company's interest rate swap agreements was a net asset of $0.6 million at September 30, 2013. A hypothetical 10% decrease in interest rates would not cause a material change in the fair value of the interest rate swap agreements at September 30, 2013.

FOREIGN CURRENCY EXCHANGE RATE RISK
HBB operates internationally and enters into transactions denominated in foreign currencies, principally the Canadian dollar and, to a lesser extent the Mexican peso. As such, its financial results are subject to the variability that arises from exchange rate movements. HBB uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts generally mature within twelve months and require HBB to buy or sell the functional currency in which the applicable subsidiary operates and buy U.S. dollars at rates agreed to at the inception of the contracts. The fair value of these contracts was a net asset of $0.1 million at September 30, 2013. See Note 6 to the unaudited condensed consolidated financial statements in this Form 10-Q.
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. Assuming a hypothetical 10% weakening of the U.S. dollar compared with other foreign currencies at September 30, 2013, the fair value of foreign currency-sensitive financial instruments, which primarily represent forward foreign currency exchange contracts, would not cause a material change in the fair value of the contracts at September 30, 2013. It is important to note that the change in fair value indicated in this sensitivity analysis would be somewhat offset by changes in the fair value of the underlying receivables and payables, which would not be material.

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

Changes in internal control over financial reporting: During the third quarter of 2013, other than changes resulting from the acquisition of Reed Minerals discussed below, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

On August 31, 2012, NACoal acquired Reed Minerals. The Company is currently in the process of integrating Reed's operations, processes and internal controls.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
None.

Item 1A    Risk Factors
No material changes for HBB, KC, NACoal or General from the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (1)
Month #1 (July 1 to 31, 2013)	37,762	$57.97	37,762	$20,963,748
Month #2 (August 1 to 31, 2013)	22,007	$57.92	22,007	$19,689,082
Month #3 (September 1 to 30, 2013)	41,130	$55.51	41,130	$17,405,896
Total	100,899	$56.96	100,899	$17,405,896

(1)
On November 8, 2011, the Company announced that the Company's Board of Directors approved the repurchase of up to $50 million of the Company's outstanding Class A common stock. The timing and amount of any repurchases will be determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives and market conditions for the Company's Class A common stock. The original authorization for the repurchase program was scheduled to expire on December 31, 2012; however, in November 2012 the Company's Board of Directors approved an extension of the stock repurchase program through December 31, 2013. The share repurchase program does not require the Company to acquire any specific number of shares. It may be modified, suspended, extended or terminated by the Company at any time without prior notice and may be executed through open market purchases, privately negotiated transactions or otherwise. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so. As of September 30, 2013, the Company has repurchased 570,370 shares of Class A common stock for an aggregate purchase price of $32.6 million under this program.

Item 3    Defaults Upon Senior Securities
None.

Item 4    Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 filed with this Quarterly Report on Form 10-Q for the period ended September 30, 2013.

Item 5    Other Information
None.

Item 6    Exhibits
Incorporated by reference to the Exhibit Index on page 45 of this Quarterly Report on Form 10-Q for the period ended September 30, 2013.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NACCO Industries, Inc. (Registrant)
Date:	October 30, 2013	/s/ Mark E. Barrus
Mark E. Barrus
Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit
Number*	Description of Exhibits

10.1**	Amendment No. 3 to The North American Coal Corporation Supplemental Retirement Benefit Plan (As Amended and Restated as of January 1, 2008).
31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
31(i)(2)	Certification of J.C. Butler, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and J.C. Butler, Jr.
95	Mine Safety Disclosure Exhibit
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Numbered in accordance with Item 601 of Regulation S-K.
**    Filed herewith.