Form 10-K
period 2013-12-31
NACCO INDUSTRIES INC
filed 2014-03-04
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
     YES ☐    NO ☑
Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of June 30, 2013 (the last business day of the registrant's most recently completed second fiscal quarter): $313,269,819
Number of shares of Class A Common Stock outstanding at February 28, 2014: 6,276,027
Number of shares of Class B Common Stock outstanding at February 28, 2014: 1,581,006
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2014 annual meeting of stockholders are incorporated herein by reference in Part III of this Form 10-K.

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
NACCO was incorporated as a Delaware corporation in 1986 in connection with the formation of a holding company structure for a predecessor corporation organized in 1913. As of December 31, 2013, the Company and its subsidiaries had approximately 4,100 employees, including approximately 1,300 employees at the Company’s unconsolidated mines.
The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports available, free of charge, through its website, www.nacco.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).
Significant Events
In 2013, NACoal concluded during its annual assessment for impairment of goodwill that the goodwill within the Reed Minerals reporting unit was fully impaired and, as a result, recorded a $4.0 million non-cash, goodwill impairment charge during the fourth quarter.
During 2013, the Company amended the Combined Defined Benefit Plan for NACCO Industries, Inc. and its subsidiaries (the “Combined Plan”) to freeze pension benefits for all employees, including those for certain unconsolidated mines' employees and cost of living adjustments ("COLAs") for other employees, effective as of the close of business on December 31, 2013. As a result of this amendment, the Company remeasured the Combined Plan and recorded a $1.7 million pre-tax curtailment gain during the third quarter of 2013.

In 2012, NACoal entered into an agreement to develop a lignite mine in Mercer County, North Dakota and deliver, as an exclusive supplier, the annual fuel requirements of the Coyote Station plant (expected to be approximately 2.5 million tons annually) starting in 2016.

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

On November 8, 2011, the Company announced that the Company's Board of Directors approved the repurchase of up to $50 million of the Company's outstanding Class A common stock (the "2011 Stock Repurchase Program"). The original authorization for the 2011 Stock Repurchase Program expired on December 31, 2012; however, in November 2012 the Company's Board of Directors approved an extension of the 2011 Stock Repurchase Program through December 31, 2013. In total, the Company repurchased $35.6 million of Class A common stock under the 2011 Stock Repurchase Program.

On November 12, 2013, the Company's Board of Directors terminated the 2011 Stock Repurchase Program and approved a new stock repurchase program (the "2013 Stock Repurchase Program") providing for the purchase of up to $60 million of the Company's outstanding Class A Common Stock through December 31, 2015. As of December 31, 2013, the Company repurchased $0.9 million of Class A common stock under the 2013 Stock Repurchase Program.

In 2006, the Company initiated litigation in the Delaware Chancery Court against Applica Incorporated ("Applica") and individuals and entities affiliated with Applica's shareholder, Harbinger Capital Partners Master Fund, Ltd. The litigation alleged a number of contract and tort claims against the defendants related to the Company's failed transaction with Applica, which had been previously announced. On February 14, 2011, the parties to this litigation entered into a settlement agreement. The settlement agreement provided for, among other things, the payment of $60 million to the Company and dismissal of the lawsuit with prejudice. The payment was received in February 2011. Litigation costs related to this matter were $2.8 million in 2011.

A. North American Coal
General
NACoal mines and markets steam and metallurgical coal for use in power generation and steel production and provides selected value-added mining services for other natural resources companies. Coal is surface mined from NACoal's developed mines in North Dakota, Texas, Mississippi, Louisiana and Alabama. Total coal reserves approximate 2.2 billion tons (including the unconsolidated mining operations) with approximately 1.1 billion tons committed to customers pursuant to long-term contracts. NACoal has two consolidated mining operations: Mississippi Lignite Mining Company (“MLMC”) and Reed Minerals, Inc. ("Reed Minerals"). NACoal has ten unconsolidated subsidiaries: The Coteau Properties Company (“Coteau”), The Falkirk Mining Company (“Falkirk”), The Sabine Mining Company (“Sabine”), Demery Resources Company, LLC (“Demery”), Caddo Creek Resources Company, LLC (“Caddo Creek”), Coyote Creek Mining Company, LLC (“Coyote Creek”), Camino Real Fuels, LLC (“Camino Real”), Liberty Fuels Company, LLC (“Liberty”), NoDak Energy Services, LLC ("NoDak") and North American Coal Corporation India Private Limited (“NACC India”). Caddo Creek, Coyote Creek and Camino Real are in the development stage and do not currently mine or deliver coal. NACoal also provides dragline mining services for independently owned limerock quarries in Florida.
The contracts with the customers of the ten unconsolidated subsidiaries provide for reimbursement to the Company at a price based on actual costs plus an agreed pre-tax profit per ton of coal sold or actual costs plus a management fee.
At December 31, 2013, NACoal's operating mines consisted both of mines where the reserves were acquired (whether in fee or through leases) and developed by NACoal, as well as mines where reserves are owned or leased by the customers of the mines and developed by NACoal. It is currently contemplated that the reported reserves will be mined within the term of the majority of the leases for each of the mines. In the future, if any of the leases are projected to expire before mining operations can commence, it is currently expected that each such lease would be amended to extend the term or new leases would be negotiated. NACoal expects coal mined pursuant to these leases will be available to meet production requirements.
The majority of NACoal's revenue is generated from its consolidated mining operations and dragline mining services. MLMC's customer, Choctaw Generation Limited Partnership until February 28, 2013 and KMRC RH, LLC subsequent to February 28, 2013, accounted for approximately 42%, 56% and 77% of NACoal's revenues for the years ended December 31, 2013, 2012 and 2011, respectively. Reed Minerals' largest customer, Alabama Coal Cooperative, accounted for approximately 27% and 15% of NACoal's revenues for the years ended December 31, 2013 and 2012, respectively. The results of Reed Minerals operations have been included in the Company's consolidated financial statements since August 31, 2012.

Sales, Marketing and Operations
The principal coal customers of NACoal are electric utilities, an independent power provider, a coal cooperative and a synfuels plant. Reed Minerals also sells coal to coke processing plants, cement plants and coal brokers in Alabama. The distribution of coal sales, including sales from the unconsolidated mines, in the last five years has been as follows:

	Distribution
	Synfuels Plant	Other
2013	19%	81%
2012	21%	79%
2011	22%	78%
2010	18%	82%
2009	18%	82%
The total coal severed by mine (in millions of tons) for the three years ended December 31 and the weighted average prices per ton delivered for the three years ended December 31 are as follows:

	2013	2012	2011
Unconsolidated Mines
Freedom	13.8	13.0	13.6
Falkirk	7.7	7.9	7.5
South Hallsville No. 1	3.9	4.2	4.0
Other	0.3	0.1	—
Consolidated Mines
Red Hills	3.3	3.0	2.8
Reed Minerals (1)	0.9	0.3	—
Total tons severed	29.9	28.5	27.9
Price per ton delivered	$24.32	$22.60	$20.06

(1) The results of Reed Minerals operations have been included in the Company's consolidated financial statements since NACoal acquired Reed Minerals on August 31, 2012.
The contracts under which certain of the unconsolidated mines operate provide that, under certain conditions of default, the customer(s) involved may elect to acquire the assets (subject to the liabilities) or the capital stock of the subsidiary for an amount effectively equal to book value. NACoal does not know of any conditions of default that currently exist. In one case, the customer may elect to acquire the stock of the subsidiary upon a specified notice period without regard to default, in exchange for certain payments on coal mined thereafter. NACoal does not know of any current intention of any customer to acquire the stock of an NACoal subsidiary or terminate a contract for convenience. In addition, the contracts under which certain of the unconsolidated mines operate provide that, under certain conditions of default or termination by the customer, the customers have the right to acquire certain or all of the assets of the mines under the same terms as a third-party purchaser.

The location, mine type, reserve data, coal quality characteristics, sales tonnage and contract expiration date for the mines operated by NACoal were as follows:

COAL MINING OPERATIONS ON AN “AS RECEIVED” BASIS

		2013						2012
		Proven and Probable Reserves (a)(b)
		Committed Under Contract	Uncommitted	Total	Tons Delivered (Millions)	Owned Reserves (%)	Leased Reserves (%)	Total Committed and Uncommitted (Millions of Tons)	Tons Delivered (Millions)	Contract Expires
Mine/Reserve	Type of Mine	(Millions of Tons)
Unconsolidated Mines
Freedom Mine (c)	Surface Lignite	512.4	—	512.4	13.8	2%	98%	526.9	13.1	2017	(d)
Falkirk Mine (c)	Surface Lignite	407.7	—	407.7	7.7	1%	99%	427.2	8.0	2045
South Hallsville No. 1 Mine (c)	Surface Lignite	(e)	(e)	(e)	4.3	(e)	(e)	(e)	3.8	2035
Five Forks Mine (c)	Surface Lignite	(e)	(e)	(e)	0.1	(e)	(e)	(e)	0.1	2030
Marshall Mine (c)	Surface Lignite	(e)	(e)	(e)	(f)	(e)	(e)	(e)	(f)	2043
Eagle Pass Mine (c)	Surface Sub-bituminous	(e)	(e)	(e)	(f)	(e)	(e)	(e)	(f)	2018
Liberty Mine (c)	Surface Lignite	(e)	(e)	(e)	(g)	(e)	(e)	(e)	(g)	2054	(h)
Coyote Creek Mine (c)	Surface Lignite	55.1	—	55.1	(i)	0%	100%	57.8	(i)	2040
Consolidated Mines
Reed Minerals Mines	Surface Bituminous	3.8	48.8	52.6	0.8	34%	66%	29.3	0.3	(j)	(l)
Red Hills Mine	Surface Lignite	124.8	115.6	240.4	3.2	33%	67%	224.7	3.1	2032
Total Developed		1,103.8	164.4	1,268.2	29.9			1,265.9	28.4
Undeveloped Mines
North Dakota	—	—	474.2	474.2	—	0%	100%	483.9	—	—
Texas	—	—	225.6	225.6	—	54%	46%	225.6	—	—
Eastern (k)	—	—	28.7	28.7	—	100%	0%	28.2	—	—
Mississippi	—	—	187.8	187.8	—	0%	100%	187.8	—	—
Total Undeveloped		—	916.3	916.3				925.5
Total Developed/Undeveloped		1,103.8	1,080.7	2,184.5				2,191.4

					Average Coal Quality (As received)
Mine/Reserve	Type of Mine	Coal Formation or Coal Seam(s)	Average Seam Thickness (feet)	Average Depth (feet)	BTUs/lb	Sulfur (%)	Ash (%)	Moisture (%)
Unconsolidated Mines
Freedom Mine (c)	Surface Lignite	Beulah-Zap Seam	18	130	6,700	0.90%	9%	36%
Falkirk Mine (c)	Surface Lignite	Hagel A&B, Tavis Creek Seams	8	60	6,200	0.60%	11%	38%
South Hallsville No. 1 Mine (c)	Surface Lignite	(e)	(e)	(e)	(e)	(e)	(e)	(e)
Five Forks Mine (c)	Surface Lignite	(e)	(e)	(e)	(e)	(e)	(e)	(e)
Marshall Mine (c)	Surface Lignite	(e)	(e)	(e)	(e)	(e)	(e)	(e)
Eagle Pass Mine (c)	Surface Sub-bituminous	(e)	(e)	(e)	(e)	(e)	(e)	(e)
Liberty Mine (c)	Surface Lignite	(e)	(e)	(e)	(e)	(e)	(e)	(e)
Coyote Creek Mine (c)	Surface Lignite	Beulah-Zap Seam	10	95	6,900	0.98%	8%	36%
Consolidated Mines
Reed Minerals Mines	Surface Bituminous	Black Creek, C1, C2, C3, New Castle, Mary Lee, Jefferson, American, Nickel Plate, Pratt Seams	1.44	178	13,226	2.32%	10%	3%
Red Hills Mine	Surface Lignite	C, D, E, F, G, H Seams	3.6	150	5,200	0.60%	14%	43%
Undeveloped Mines
North Dakota	—	Fort Union Formation	13	130	6,500	0.8%	8%	38%
Texas	—	Wilcox Formation	5	120	6,800	1.0%	16%	30%
Eastern (k)	—	Freeport & Kittanning Seams	4	400	12,070	3.3%	12%	3%
Mississippi	—	Wilcox Formation	5	130	5,200	0.6%	13%	44%

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

(c)	The contracts for these mines require the customer to cover the cost of the ongoing replacement and upkeep of the plant and equipment of the mine.

(d)	Although the term of the existing coal sales agreement terminates in 2017, the term may be extended for four additional periods of five years, or until 2037, at the option of Coteau.

(e)	The reserves are owned and controlled by the customer and, therefore, have not been listed in the table.

(f)	The contracts for development of these mines were executed during 2009, and no sales occurred during 2013 or 2012.

(g)	The contract for development of this mine was executed during 2010, and less than 0.1 million tons were mined during 2013. No sales occurred during 2013 or 2012.

(h)	The term of this contract is 40 years, commencing on the date of commercial deliveries, which is anticipated to occur during 2014.

(i)	The contract for development of this mine was executed during 2012, and no sales occurred during 2013 or 2012.

(j)	The majority of the coal produced is sold to a single customer under contract until 2020. The remaining coal generally is sold to customers under one and two year contracts.

(k)
The proven and probable reserves included in the table do not include coal that is leased to others. NACoal had 78.7 million tons and 78.4 million tons in 2013 and 2012, respectively, of Eastern Undeveloped Mines with leased coal committed under contract.

(l)	The tons delivered during 2012 only include the period of NACoal ownership of Reed Minerals from August 31, 2012 through December 31, 2012.

NorthAmerican Coal Corporation

Locations of Operations

Coyote Creek Mine
Falkirk Mine
Freedom Mine
South Hallsville No.1 Mine
Marshall Mine
Red Hills Mine
NorthAmerican Coal Corporation Corporate Office
Reed Minerals Mines
Liberty Mine
Florida Dragline Operations
Eagle Pass Mine
Five Forks Mine

Unconsolidated Mines
Freedom Mine — The Coteau Properties Company
The Freedom Mine, operated by Coteau, is located approximately 90 miles northwest of Bismarck, North Dakota. The main entrance to the Freedom Mine is accessed by means of a paved road and is located on County Road 15. Coteau holds 285 leases granting the right to mine approximately 35,451 acres of coal interests and the right to utilize approximately 24,541 acres of surface interests. In addition, Coteau owns in fee 30,388 acres of surface interests and 4,265 acres of coal interests. Substantially all of the leases held by Coteau were acquired in the early 1970s and have been replaced with new leases or have lease terms for a period sufficient to meet Coteau’s contractual production requirements.
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
Falkirk Mine — The Falkirk Mining Company
The Falkirk Mine, operated by Falkirk, is located approximately 50 miles north of Bismarck, North Dakota on a paved access road off U.S. Highway 83. Falkirk holds 294 leases granting the right to mine approximately 46,421 acres of coal interests and the right to utilize approximately 26,985 acres of surface interests. In addition, Falkirk owns in fee 38,326 acres of surface interests and 1,270 acres of coal interests. Substantially all of the leases held by Falkirk were acquired in the early 1970s with initial terms that have been further extended by the continuation of mining operations.
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
Five Forks Mine — Demery Resources Company, LLC
The Five Forks Mine, operated by Demery, is located approximately three miles north of Creston, Louisiana on State Highway 153. Access to the Five Forks Mine is by means of a gravel road. Demery commenced delivering coal to its customer in 2012 and is expected to reach full production levels in late 2015. Demery has no title, claim, lease or option to acquire any of the reserves at the Five Forks Mine. Demery's customer, Five Forks Mining, LLC, will control all of the reserves within the Five Forks Mine.

Marshall Mine — Caddo Creek Resources Company, LLC
The Marshall Mine, operated by Caddo Creek, is in the development stage and is located approximately ten miles south of Marshall, Texas on FM-1186. Access to the Marshall Mine will be by means of a paved road. Caddo Creek will have no title, claim, lease or option to acquire any of the reserves at the Marshall Mine. Marshall Mine, LLC will control all of the reserves within the Marshall Mine.
Eagle Pass Mine — Camino Real Fuels, LLC

The Eagle Pass Mine, operated by Camino Real, is in the development stage and is located approximately six miles north of Eagle Pass, Texas on State Highway 1588. Access to the Eagle Pass Mine will be by means of a paved road. Camino Real will have no title, claim, lease or option to acquire any of the reserves at the Eagle Pass Mine. Dos Republicas Coal Partnership will control all of the reserves within the Eagle Pass Mine.
Liberty Mine — Liberty Fuels Company, LLC

The Liberty Mine, operated by Liberty, is located approximately 20 miles north of Meridian, Mississippi off State Highway 493. Liberty commenced production in June 2013 and is expected to increase production levels gradually beginning in 2014, with expected full production levels reached in 2019. Liberty will have no title, claim, lease or option to acquire any of the reserves at the Liberty Mine. Mississippi Power Company controls all of the reserves within the Liberty Mine.
Coyote Creek Mine - Coyote Creek Mining Company, LLC

The Coyote Creek Mine, to be operated by Coyote Creek, is in the development stage and is located approximately 70 miles northwest of Bismarck, North Dakota. The main entrance to the Coyote Creek Mine is accessed by means of a four-mile graveled road extending west off of State Highway 49. Coyote Creek holds a sublease to 73 leases granting the right to mine approximately 5,777 acres of coal interests and the right to utilize approximately 13,408 acres of surface interests. In addition, Coyote Creek Mine owns in fee 160 acres of surface interests. Substantially all of these leases were acquired during the years 2010 through 2012 and have lease terms for a period sufficient to meet Coyote Creek's contractual production requirements.

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
Consolidated Mines
Reed Minerals Mines
Reed Minerals' operating mines are located about 12 miles east and southeast of the city of Jasper in Walker County, Alabama and about 20 miles southeast of the city of Jasper in Jefferson County, Alabama. The main entrances to the Walker County, Alabama operating mines are accessed by means of a half-mile graveled road extending south off Sipsey Road and a half-mile graveled road extending west off Cordova Gorgas Road. The main entrance to the Jefferson County, Alabama operating mine is accessed by means of a one-mile paved section of Short Creek Road extending south off Porter Road. The mining rights to the reserves within the Reed Minerals operating mines are controlled by Reed Minerals. The Reed Minerals operating mines produce about 900,000 tons per year, which are sold to several customers in Alabama.
Structurally, the reserves for the Reed Minerals operating mines are located within the Warrior Coal Basin. The strata that underlies and outcrops in this region is of the Pottsville Formation of the Pennsylvanian Age. The Warrior Basin is the southernmost of a series of Pennsylvanian basins of the Appalachian Plateau. The Pottsville Formation in this area consists of thin to thick bedded sandstones, siltstones, shales, clays and coal seams. This sequence of clastic sediments is representative of a deltaic depositional environment. Structurally, the Warrior Basin is formed by a large gentle syncline that extends from north-central Mississippi in the west to north-central Alabama in the east. The syncline is tilted southwestward with a regional dip of 30 to 200 feet per mile.

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
Red Hills Mine — Mississippi Lignite Mining Company
The Red Hills Mine, operated by MLMC, is located approximately 120 miles northeast of Jackson, Mississippi. The entrance to the mine is by means of a paved road located approximately one mile west of Highway 9. MLMC owns in fee approximately 4,387 acres of surface interest and 2,198 acres of coal interests. MLMC holds leases granting the right to mine approximately 7,588 acres of coal interests and the right to utilize approximately 6,535 acres of surface interests. MLMC holds subleases under which it has the right to mine approximately 308 acres of coal interests. The majority of the leases held by MLMC were originally acquired during the mid-1970s to the early 1980s with terms extending 50 years, many of which can be further extended by the continuation of mining operations.
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

Vecellio & Grogan, Inc., d/b/a White Rock Quarries (“WRQ”) and Cemex S.A.B. de C.V. (“Cemex”) control all of the limerock reserves within their respective quarries. WRQ and Cemex perform drilling programs occasionally for the purpose of redefining the bottom of the limerock bed.
Access to the White Rock Quarry is by means of a paved road from 122nd Avenue and access to the Krome Quarry is by means of a paved road from Krome Avenue. Access to the FEC Quarry is by means of a paved road from NW 118th Avenue and access to the Alico Quarry is by means of a paved road from Alico Road. Access to the SCL Quarry is by means of a paved road from NW 137th Avenue and access to the Card Sound Quarry is by means of a paved road from SW 408th Street. Florida Dragline Operations have no title, claim, lease or option to acquire any of the reserves at the White Rock Quarry (North and South), the FEC Quarry, the Krome Quarry, the SCL Quarry, the Alico Quarry or the Card Sound Quarry.
North American Coal Royalty Company
No operating mines currently exist on the undeveloped reserves in North Dakota, Texas and Mississippi. North American Coal Royalty Company does receive certain royalty payments from unrelated third parties for production or advance royalty payments for oil and gas, as well as for coal reserves located in Alabama, Ohio, Pennsylvania, North Dakota, Louisiana and Texas.
General Information about the Mines
Leases. The leases held by Coteau, Falkirk, Coyote Creek and MLMC have a variety of continuation provisions, but generally permit the leases to be continued beyond their fixed terms. Under the terms of the leases held by these subsidiaries, each respective subsidiary expects that coal mined pursuant to its leases will be available to meet its production requirements. Reed

Minerals holds the mining rights to the reserves within their mines through fee ownership, and leases and licenses from the coal and surface owners.
Previous Operators. There were no previous operators of the Freedom Mine, Falkirk Mine, South Hallsville No. 1 Mine, Five Forks Mine, Marshall Mine, Eagle Pass Mine, Liberty Mine, Coyote Creek Mine or Red Hills Mine. Reed Minerals operates mines adjacent to and under which third-party surface and underground mine operators may have operated in the past.
Exploration and Development. The Freedom Mine, Falkirk Mine, South Hallsville No. 1 Mine, Red Hills Mine and the Reed Minerals operating mines are well past the exploration stage and are in production. Additional pit development is under way at each mine. Drilling programs are routinely conducted for the purpose of refining guidance related to ongoing operations. For example, at the Red Hills Mine, the lignite coal reserve has been defined by a drilling program that is designed to provide 500-foot spaced drill holes for areas anticipated to be mined within six years of the current pit. Drilling beyond the six-year horizon ranges from 1,000 to 2,000-foot centers. Drilling is conducted every other year to stay current with the advance of mining operations. The Five Forks Mine commenced delivering coal to its customer in 2012 and is expected to reach full production levels in late 2015. The Liberty Mine commenced production in June 2013 and is expected to increase production levels gradually beginning in 2014, with expected full production levels reached in 2019. Caddo Creek, Camino Real, and Coyote Creek are in various stages of mine development. Geological evaluation is in process at all four locations.

Facilities and Equipment. The facilities and equipment for each of the mines are maintained to allow for safe and efficient operation. The equipment is well maintained, in good physical condition and is either updated or replaced periodically with models or upgrades available to keep up with modern technology. As equipment wears out, the mines evaluate what replacement option will be the most cost-efficient, including the evaluation of both new and used equipment, and proceed with that replacement. The majority of electrical power for the draglines, shovels, coal crushers, coal conveyors and facilities generally is provided by the utility customer for the applicable mine. Electrical power for the Sabine facilities is provided by Upshur Rural Electric Co-op. Electrical power for the Sabine draglines is provided by the Pirkey Power Plant. Electrical power for a Reed Minerals dragline expected to be placed in service in 2014 is expected to be provided by Alabama Power Company. The remainder of the equipment generally is powered by diesel or gasoline.

The total cost of the property, plant and equipment, net of applicable accumulated amortization and depreciation as of December 31, 2013 is set forth in the chart below:

Mine	Total Historical Cost of Mine Property, Plant and Equipment (excluding Coal Lands, Real Estate and Construction in Progress), Net of Applicable Accumulated Amortization and Depreciation
(in millions)
Unconsolidated Mining Operations
Freedom Mine — The Coteau Properties Company	$166.3
Falkirk Mine — The Falkirk Mining Company	$103.8
South Hallsville No. 1 Mine — The Sabine Mining Company	$194.2
Five Forks Mine — Demery Resources Company, LLC	$—
Marshall Mine — Caddo Creek Resources Company, LLC	$—
Eagle Pass Mine — Camino Real Fuels, LLC	$—
Liberty Mine — Liberty Fuels Company, LLC	$20.0
Coyote Creek Mine — Coyote Creek Mining Company, LLC	$23.2
Consolidated Mining Operations
Red Hills Mine — Mississippi Lignite Mining Company	$39.2
Reed Minerals — Reed Minerals, Inc. and C&H Mining Company, Inc.	$50.1
Florida Dragline Operations — The North American Coal Corporation	$2.5
Predominantly all of Demery, Caddo Creek, Camino Real and Liberty's machinery and equipment is owned by NACoal’s customers. A substantial portion of MLMC’s and Reed Minerals' machinery, trucks and equipment is rented under operating leases. All other draglines were purchased used and have been or are expected to be updated with the latest technology.

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
Numerous governmental permits and approvals are required for coal mining operations. NACoal or one of its subsidiaries holds or will hold the necessary permits at all of NACoal’s coal mining operations except Demery, Caddo Creek and Camino Real, where NACoal’s customers hold or will hold the permits, and Reed Minerals, where a coal reserve owner and a contract miner hold certain permits. The Company believes, based upon present information provided to it by these third party mine permit holders, that these third parties have or will have all permits necessary for NACoal to operate Reed Minerals, Demery and Camino Real; however, the Company cannot be certain that these third parties will be able to obtain and/or maintain all such permits in the future.
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
Environmental Laws
NACoal’s coal mining operations are subject to various federal environmental laws, as amended, including:

•	the Surface Mining Control and Reclamation Act of 1977 (“SMCRA”);

•	the Clean Air Act, including amendments to that act in 1990 (“CAA”);

•	the Clean Water Act of 1972 (the “Clean Water Act”);

•	the Resource Conservation and Recovery Act; and

•	the Comprehensive Environmental Response, Compensation and Liability Act.
In addition to these federal environmental laws, various states have enacted environmental laws that provide for higher levels of environmental compliance than similar federal laws. These state environmental laws require reporting, permitting and/or approval of many aspects of coal mining operations. Both federal and state inspectors regularly visit mines to enforce compliance. NACoal has ongoing training, compliance and permitting programs to ensure compliance with such environmental laws.
Surface Mining Control and Reclamation Act
SMCRA establishes mining, environmental protection and reclamation standards for all aspects of surface coal mining operations. Where state regulatory agencies have adopted federal mining programs under SMCRA, the state becomes the primary regulatory authority. All of the states where NACoal has active coal mining operations have achieved primary control of enforcement through federal authorization under SMCRA.
Coal mine operators must obtain SMCRA permits and permit renewals for coal mining operations from the applicable regulatory agency. These SMCRA permit provisions include requirements for coal prospecting, mine plan development, topsoil removal, storage and replacement, selective handling of overburden materials, mine pit backfilling and grading, protection of the hydrologic balance, surface drainage control, mine drainage and mine discharge control and treatment, and revegetation.

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
The Abandoned Mine Land Fund, which is part of SMCRA, imposes a fee on certain coal mining operations. The proceeds are used principally to reclaim mine lands closed prior to 1977. In addition, the Abandoned Mine Land Fund also makes transfers annually to the United Mine Workers of America Combined Benefit Fund (the “Fund”), which provides health care benefits to retired coal miners who are beneficiaries of the Fund. The fee was $0.09 per ton on lignite coal produced and $0.315 per ton on other surface-mined coal from prior to 2011 through September 30, 2012. As of October 1, 2012, the fee is currently $0.08 per ton on lignite coal produced and $0.28 per ton on other surface-mined coal.
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
The Company does not believe there is any significant risk to NACoal’s ability to maintain its existing mining permits or its ability to acquire future mining permits for its mines.
Clean Air Act

The process of burning coal can cause many compounds and impurities in the coal to be released into the air, including sulfur dioxide, nitrogen oxides, mercury, particulates and other matter. The CAA and the corresponding state laws that extensively regulate the emissions of materials into the air affect coal mining operations both directly and indirectly. Direct impacts on coal mining operations occur through CAA permitting requirements and/or emission control requirements relating to air contaminants, especially particulate matter. Indirect impacts on coal mining operations occur through regulation of the air emissions of sulfur dioxide, nitrogen oxides, mercury, particulate matter and other compounds emitted by coal-fired power plants. The EPA has promulgated or proposed regulations that impose tighter emission restrictions in a number of areas, some of which are currently subject to litigation. The general effect of tighter restrictions could be to reduce demand for coal. Any reduction in coal’s share of the capacity for power generation could have a material adverse effect on the Company’s business, financial condition and results of operations.
States are required to submit to the EPA revisions to their state implementation plans ("SIPs") that demonstrate the manner in which the states will attain national ambient air quality standards ("NAAQS") every time a NAAQS is issued or revised by the EPA. The EPA has adopted NAAQS for several pollutants, which it continues to periodically review for revisions. When the EPA adopts new, more stringent NAAQS for a pollutant, some states have to change their existing SIPs. If a state fails to revise its SIP and obtain EPA approval, the EPA may adopt regulations to effect the revision. Coal mining operations and coal-fired power plants that emit particulate matter or other specified material are, therefore, affected by changes in the SIPs. Through this process over the last few years, the EPA has reduced the NAAQS for particulate matter, ozone, and nitrogen oxides. NACoal’s coal mining operations and utility customers may be directly affected when the revisions to the SIPs are made and incorporate new NAAQS for sulfur dioxide, nitrogen oxides, ozone and particulate matter. In response to a court remand of earlier rules to control the regional transport of sulfur dioxide and nitrogen oxides from coal-fired power plants and their impacts of downwind NAAQS areas, in mid-2011, the EPA finalized the Cross-State Air Pollution Rule ("CSAPR") to address interstate transport of pollutants. This affects states in the eastern half of the United States and Texas. This rule imposes additional emission restrictions on coal-fired power plants to attain ozone and fine particulate NAAQS. On August 21, 2012, the U.S. Court of Appeals stuck down the CSAPR rule, effectively eliminating the new additional emission restrictions. The EPA subsequently appealed to the U.S. Supreme Court. Oral arguments were heard December 10, 2013 and a ruling is pending.
The CAA Acid Rain Control Provisions were promulgated as part of the CAA Amendments of 1990 in Title IV of the CAA (“Acid Rain Program”). The Acid Rain Program required reductions of sulfur dioxide emissions from coal-fired power plants. The Acid Rain Program is now a mature program, and the Company believes that any market impacts of the required controls have likely been factored into the coal market.

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

Under the CAA, the EPA also adopts national emission standards for hazardous air pollutants. In December 2011, the EPA adopted a final rule called the Mercury and Air Toxics Standard ("MATS"), which applies to new and existing coal-fired and oil-fired units. This rule requires mercury emission reductions, but also requires reductions in emissions of acid gases during fuel combustion, and additional reductions in fine particulates, which are being regulated as a surrogate for certain metals.
NACoal’s utility customers must incur substantial costs to control emissions to meet all of the CAA requirements, including the new requirements under MATS and the EPA's regional haze program. These costs could raise the price of coal-generated electricity, making coal-fired power less competitive with other sources of electricity, thereby reducing demand for coal. In addition, NACoal's utility customers may choose to close coal-fired generation units or to postpone or cancel plans to add new capacity, in light of not only these costs, but also of the adequacy of the time mandated for compliance with the new requirements and the prospects of the imposition of additional future requirements on emissions from coal-fired units. If NACoal's customers cannot offset the cost to control mercury, acid gas and fine particulate emissions by lowering the costs of delivery of its coal on an energy equivalent basis or if NACoal's customers elect to close coal-fired units, the Company’s business, financial condition and results of operations could be materially adversely affected.

Global climate change continues to attract considerable public and scientific attention and a considerable amount of legislative and regulatory attention in the United States. The United States Congress has considered climate change legislation that would reduce greenhouse gas (“GHG”) emissions, particularly from coal combustion by power plants. The EPA is promulgating regulations to control GHG under the CAA without new legislation. Enactment of laws and passage of regulations regarding GHG emissions by the United States or some of its states, or other actions to limit carbon dioxide emissions, such as opposition by environmental groups to expansion or modification of coal-fired power plants, could result in electric generators switching from coal to other fuel sources.
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
The EPA has begun to establish a GHG regulation program under the CAA by issuing a finding that the emission of six GHGs, including carbon dioxide and methane, may reasonably be anticipated to endanger public health and welfare. On June 26, 2012 the U.S. Court of Appeals upheld this finding. Based on this finding, in 2012 the EPA published a New Source Performance Standard for greenhouse gases, emitted from future new power plants. This was withdrawn and subsequently reissued in January 2014. The EPA plans to establish greenhouse gas limits for existing power plants. This could impact coal-fired power plants and reduce the demand for coal.
The United States has not implemented the 1992 Framework Convention on Global Climate Change (“Kyoto Protocol”), which became effective for many countries on February 16, 2005. The Kyoto Protocol was intended to limit or reduce emissions of GHGs, such as carbon dioxide. The United States has not ratified the emission targets of the Kyoto Protocol or any other GHG agreement. Because the first Protocol commitment period ended in 2012, an amendment to extend the Kyoto Protocol was adopted in Doha, Qatar on December 8, 2012. The United States is not a signatory to the amendment. Even though the United States has not accepted these international GHG limiting treaties nor has it enacted domestic legislation to control GHG, numerous lawsuits and regulatory actions have been undertaken by states and environmental groups to try to force controls on the emission of carbon dioxide; or to prevent the construction of new coal-fired power plants. The implementation by the United States of an international agreement, the regulations promulgated to date by the EPA with respect to GHG emissions or the adoption of legislation to control GHG emissions, could have a materially adverse effect on the Company’s business, financial condition and results of operations.
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

The Company believes NACoal has obtained all permits required under the Clean Water Act and corresponding state laws and is in compliance with such permits. In many instances, mining operations require securing Clean Water Act authorization or a permit from the U.S. Army Corps of Engineers for operations in waters of the United States. The Army Corps of Engineers is currently in litigation regarding the validity of certain Clean Water Act permits used by Reed Minerals in Alabama. The Army Corps of Engineers is arguing that the permits it issued are valid, and Reed Minerals and several other operators have intervened in the litigation to protect their permits. Invalidation of these Clean Water Act permits in Alabama could require adjustment of Reed Minerals' mine plans, increasing costs for mining coal in Alabama, and could materially adversely affect the Company's business, financial position and results of operations.

Bellaire Corporation, a wholly owned non-operating subsidiary of the Company (“Bellaire”), is treating mine water drainage from coal refuse piles associated with two former underground coal mines in Ohio and one former underground coal mine in Pennsylvania, and is treating mine water from a former underground coal mine in Pennsylvania. Bellaire anticipates that it will need to continue these activities indefinitely and has accrued a liability of $16.9 million as of December 31, 2013 related to these treatment operations.

In connection with Bellaire's normal permit renewal with the Pennsylvania Department of Environmental Protection ("DEP"), Bellaire was notified during 2004 that in order to obtain renewal of the permit Bellaire would be required to establish a mine water treatment trust (the "Trust"). On October 1, 2010, Bellaire executed a Post-Mining Treatment Trust Consent Order and Agreement (“Consent”) with the DEP which established the Trust to provide a financial assurance mechanism in order to assure the long-term treatment of post-mining discharges.

Bellaire agreed to initially fund the Trust with approximately $5.0 million. Bellaire funded $2.5 million upon execution of the Consent and the remaining amount was funded in 2011.
Resource Conservation and Recovery Act
The Resource Conservation and Recovery Act ("RCRA") affects coal mining operations by establishing requirements for the treatment, storage and disposal of wastes, including hazardous wastes. Coal mine wastes, such as overburden and coal cleaning wastes, currently are exempted from hazardous waste management. EPA has proposed a rule that may designate coal combustion residuals or coal ash ("CCRs") as hazardous waste. However, the EPA proposed rule exempts CCRs disposed of at mine sites in favor of deferring any regulation to the Federal Office of Surface Mining (“OSM”) for these materials. Currently the Office of Surface Mining is developing rules to address the use of CCRs on coal mine sites. The outcome of these rulemakings, and any subsequent actions by EPA and OSM, could impact those NACoal operations that use CCRs for haul roads and other beneficial uses. If NACoal were unable to use CCRs for this purpose, its revenues for disposing of CCRs from its customers may decrease and its costs may increase due to the purchase of alternative materials for haul roads.
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

The extent of the liability and the cost of complying with environmental laws cannot be predicted with certainty due to many factors, including the lack of specific information available with respect to many sites, the potential for new or changed laws and regulations, the development of new remediation technologies and the uncertainty regarding the timing of work with respect to particular sites. As a result, the Company may incur material liabilities or costs related to environmental matters in the future, and such environmental liabilities or costs could materially and adversely affect the Company’s results of operations and financial condition. In addition, there can be no assurance that changes in laws or regulations would not affect the manner in which NACoal is required to conduct its operations.
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
Based on industry information, NACoal believes it was one of the ten largest coal producers in the United States in 2013 based on total coal tons produced.
Employees
As of December 31, 2013, NACoal had approximately 1,800 employees, including approximately 1,300 employees at the unconsolidated mines. None of NACoal’s employees are unionized. NACoal believes its current labor relations with employees are satisfactory.

B. Hamilton Beach Brands
General
HBB is a leading designer, marketer and distributor of small electric household appliances, as well as commercial products for restaurants, bars and hotels. HBB’s products are marketed primarily to retail merchants and wholesale distributors.
Sales and Marketing
HBB designs, markets and distributes a wide range of small electric household appliances, including, but not limited to, blenders, can openers, coffeemakers, food processors, indoor electric grills, irons, mixers, slow cookers, toasters and toaster ovens. HBB also markets a line of air purifiers and odor eliminators. In addition, HBB designs, markets and distributes commercial products for restaurants, bars and hotels. HBB generally markets its “better” and “best” products under the Hamilton Beach® brand and uses the Proctor Silex® brand for the “good” and opening price point products. HBB markets premium stand mixers under the Hamilton Beach® eclectrics® brand. In addition, HBB supplies Kohl’s with certain Food Network-branded kitchen appliances. HBB has licensed the Melitta® brand from Melitta, North America, Inc. for a unique line of coffee and hot beverage appliances. HBB has also licensed the Jamba® brand from Jamba Juice Company. HBB supplies additional private label products on a limited basis throughout North America.
HBB markets its retail products primarily in North America, but also sells products in Latin America, Asia and other selected markets. HBB commercial products are sold worldwide. Retail sales in North America are generated predominantly by a network of inside sales employees to mass merchandisers, national department stores, variety store chains, drug store chains, specialty home retailers, distributors and other retail outlets. Wal-Mart accounted for approximately 31%, 31% and 30% of HBB’s revenues in 2013, 2012 and 2011, respectively. HBB’s five largest customers accounted for approximately 55%, 53% and 50% of HBB’s revenues for the years ended December 31, 2013, 2012 and 2011, respectively. The loss of or significant reduction in sales to any key customer could result in significant decreases in HBB’s revenue and profitability and its ability to sustain or grow its business.
Sales promotion activities are primarily focused on cooperative advertising. In addition, HBB promotes certain of its innovative products through the use of television, web and print advertising. HBB also licenses certain of its trademarks to various licensees for use with microwaves, compact refrigerators, cookware, kitchen tools and gadgets and full-size household vacuums.
Because of the seasonal nature of the markets for small electric appliances, HBB’s management believes backlog is not a meaningful indicator of performance and is not a significant indicator of annual sales. Backlog represents customer orders, which may be cancelled at any time prior to shipment. Backlog for HBB was approximately $12.5 million and $14.9 million at December 31, 2013 and 2012, respectively.

HBB’s warranty program to the consumer consists generally of a limited warranty lasting for varying periods of up to ten years for electric appliances, with the majority of products having a warranty of one year. Under its warranty program, HBB may repair or replace, at its option, those products returned under warranty.
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
Product Design and Development
HBB spent $8.1 million, $7.5 million and $7.4 million in 2013, 2012 and 2011, respectively, on product design and development activities.
Key Suppliers and Raw Material
HBB’s products are supplied to its specifications by third-party suppliers located primarily in China. HBB does not maintain long-term purchase contracts with suppliers and operates mainly on a purchase order basis. HBB generally negotiates purchase orders with its foreign suppliers in U.S. dollars. The weakening of the U.S. dollar against local currencies could result in certain non-U.S. manufacturers increasing the U.S. dollar prices for future product purchases.
During 2013, HBB purchased 99.7% of its finished products from suppliers in China. HBB believes the loss of any one supplier would not have a long-term material adverse effect on its business because there are adequate supplier choices available that can meet HBB’s production and quality requirements. However, the loss of a supplier could, in the short term, adversely affect HBB’s business until alternative supply arrangements are secured.
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
Besides North America, HBB also competes to a lesser degree in Europe through its commercial product lines, and in South America and China. The competition in these geographic markets is more fragmented than in North America, and HBB is not yet a significant participant in these markets.
As retailers generally purchase a limited selection of small electric appliances, HBB competes with other suppliers for retail shelf space. HBB conducts consumer advertising for the Hamilton Beach® brand. HBB believes the principal areas of competition with respect to its products are product design and innovation, quality, price, product features, supply chain excellence, merchandising, promotion and warranty.
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
Throughout the world, electrical appliances are subject to various mandatory and voluntary standards, including requirements in some jurisdictions that products be listed by Underwriters’ Laboratories, Inc. (“UL”) or other similar recognized laboratories. HBB also uses Intertek Testing Services for certification and testing of compliance with UL standards, as well as other nation-

and industry-specific standards. HBB endeavors to have its products designed to meet the certification requirements of, and to be certified in, each of the jurisdictions in which they are sold.
The Securities and Exchange Commission (the "SEC") adopted conflict mineral rules under Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank") on August 22, 2012. The rules require public companies to conduct certain investigations and in some cases to disclose information about their use of specific minerals that may have originated from the Democratic Republic of the Congo or adjoining countries ("DRC"). The rules do not ban the use of minerals from conflict sources, but require public disclosure beginning with calendar year 2013, with initial disclosures required no later than May 31, 2014, and subsequent disclosures required no later than May 31 of each following year. HBB is subject to the rules and is evaluating its supply chain and will continue to develop processes to assess the impacts and comply with the regulation.
Employees
As of December 31, 2013, HBB’s work force consisted of approximately 500 employees, most of whom are not represented by unions. In Canada, as of December 31, 2013, 16 hourly employees at HBB’s Picton, Ontario distribution facility were unionized. These employees are represented by an employee association which performs a consultative role on employment matters. None of HBB’s U.S. employees are unionized. HBB believes its current labor relations with both union and non-union employees are satisfactory.
C. Kitchen Collection
General
KC is a national specialty retailer of kitchenware and gourmet foods operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States.
Sales and Marketing
KC operated 304 retail stores as of December 31, 2013. Kitchen Collection® stores are located primarily in outlet and traditional malls and feature merchandise of highly recognizable name-brand manufacturers, including Hamilton Beach® and Proctor Silex®. Le Gourmet Chef® stores are located primarily in outlet and traditional malls throughout the United States and feature gourmet foods and home entertainment products, as well as brand name electric and non-electric kitchen items, including Hamilton Beach®.
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
Product Sourcing and Distribution
KC purchases all inventory centrally, which allows KC to take advantage of volume purchase discounts and monitor controls over inventory and product mix. KC purchases its inventory from approximately 250 suppliers, one of which represented approximately 12% of purchases during the year ended December 31, 2013. No other suppliers represent more than 10% of purchases. KC believes that the loss of any one supplier would not have a long-term material adverse effect on its business because there are adequate supplier choices available that can meet KC’s requirements. However, the loss of a supplier could, in the short term, adversely affect KC’s business until alternative supply arrangements are secured.
KC currently maintains its inventory for distribution to its stores at a distribution center located near its corporate headquarters in Chillicothe, Ohio.
In the near term, KC will focus on its program to re-align its business by closing unprofitable stores, reducing expenses through a number of cost reduction programs at its headquarters, distribution center and remaining core stores, terminating its medical benefit plan and driving consumer interest back toward higher-margin products.  Longer term, KC plans to focus on comparable store sales growth around a solid core store portfolio. KC expects to accomplish this by enhancing sales volume and profitability through continued refinement of its formats and ongoing review of specific product offerings, merchandise mix, store displays and appearance, while improving inventory efficiency and store inventory controls. The company will also continue to evaluate and, as lease contracts permit, close or restructure leases for underperforming and loss-generating stores.

Longer term, KC expects to add stores cautiously and focus its growth on its core Kitchen Collection® stores, with new stores expected to be located in sound positions in strong outlet malls. KC also expects to focus on growth opportunities in e-commerce.
Competition
KC competes against a diverse group of retailers, including specialty stores, department stores, discount stores and internet and catalog retailers. The retail environment continues to be extremely competitive. Widespread Chinese sourcing of products allows many retailers to offer value-priced kitchen products.
KC believes there is growth potential in kitchenware retailing, but only through offering unique, high-quality products at prices affordable to most consumers. While a number of very low-end and very high-end kitchenware retailers participate in the marketplace, KC believes there is still an opportunity for stores offering mid-priced, high-quality kitchenware.
Patents, Trademarks, Copyrights and Licenses
KC holds trademarks registered in the United States for the Kitchen Collection® and Le Gourmet Chef® store names. KC believes that the Kitchen Collection® and Le Gourmet Chef® store name trademarks are material to its business.
Employees
As of December 31, 2013, KC’s work force consisted of approximately 1,800 employees. None of KC’s employees are unionized. KC believes its current labor relations with employees are satisfactory.
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
The contracts with the unconsolidated mines’ customers allow each mine to sell coal at a price based on actual cost plus an agreed pre-tax profit per ton or cost plus a management fee during the production stage. During the development stage, the contracts with the unconsolidated mines' customers (other than the Coyote Creek customer) provide for reimbursement of actual costs incurred plus a monthly management fee. Coyote Creek's customer does not reimburse developments costs until the production stage, when deferred development costs are reimbursed over a 52-month period. During the production stage, the unconsolidated mines' customers pay the Company its per-ton profit or management fee only for the coal they consume and use. As a result, reduced coal usage by customers for any reason, including but not limited to fluctuations in demand due to unanticipated weather conditions, scheduled and unscheduled power plant outages, economic conditions or governmental regulations, could have a material adverse effect on the Company's results of operations. Because of the contractual price formulas for the sale of coal and mining services by these unconsolidated mines, the profitability of these operations is also subject to fluctuations in inflationary adjustments (or lack thereof) that can impact the per ton profit or management fee paid for the coal and taxes applicable to NACoal's income on that coal. In addition, any changes in tax laws that eliminate benefits for percentage depletion would have a material adverse effect on the Company. These factors could materially reduce NACoal's profitability.
NACoal’s consolidated mining operations are subject to risks created by its capital investment in the mines, the costs of mining the coal and the dragline mining equipment costs, in addition to risks created by changes in customer demand, inflationary adjustments and tax rates.
The consolidated mining operations are comprised of MLMC, Reed Minerals, dragline mining services, royalties from mineral leases to other mining and oil and gas companies, and other activities. The profitability of these consolidated mining operations is subject to the risk of loss of investment in these mining operations, changes in demand from customers, as well as increases in the cost of mining the coal. At MLMC and Reed Minerals, the costs of mining operations are not reimbursed by customers. As such, increased costs at MLMC and Reed Minerals could materially reduce NACoal's profitability. NACoal's operations are subject to changes in customer demand for any reason, including, but not limited to, fluctuations in demand due to unanticipated weather conditions, the emergence of unidentified adverse mining conditions, availability of alternative fuels such as natural gas at reduced prices making coal-fueled generation less competitive with natural gas-fueled generation, planned and unplanned power plant outages, economic conditions, including economic conditions that adversely affect the demand for steel, governmental regulations, inflationary adjustments and tax risks. In addition, any changes in tax laws that eliminate benefits for percentage depletion or eliminate the expensing of exploration and development costs would have a material adverse effect on the Company. These factors could materially reduce NACoal's profitability.
Mining operations are vulnerable to weather and other conditions that are beyond NACoal's control.
Many conditions beyond NACoal's control can decrease the delivery, and therefore the use, of coal to NACoal's customers. These conditions include weather, the emergence of unidentified adverse mining conditions, availability of alternative fuels such as natural gas at reduced prices making coal-fueled generation less competitive with natural gas-fueled generation, unexpected maintenance problems and shortages of replacement parts, which could significantly reduce the Company's profitability.
Government regulations could impose costly requirements on NACoal.
The coal mining industry is subject to extensive regulation by federal, state and local authorities on matters concerning the health and safety of employees, land use, permit and licensing requirements, air and water quality standards, plant and wildlife protection, reclamation and restoration of mining properties after mining, the discharge of materials into the environment, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability. Legislation mandating certain benefits for current and retired coal miners also affects the industry. Mining operations require numerous governmental permits and approvals. NACoal is required to prepare and present to federal, state or local authorities data pertaining to the impact the production of coal may have upon the environment. The public, including non-governmental organizations, opposition groups and individuals, have statutory rights to comment upon and submit objections to requested permits and approvals. Compliance with these requirements may be costly and time-consuming and may delay commencement or continuation of development or production.
New legislation and/or regulations and orders may materially adversely affect NACoal's mining operations or its cost structure. New legislation, including proposals related to environmental protection that would further regulate and tax the coal industry, may also require NACoal or its customers to change operations significantly or incur increased costs. Possible mandates that limit carbon emissions and require a specific mix of fuel sources for energy generation methods may reduce potential coal demand. All of these factors could significantly reduce the Company's profitability.
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

The process of burning coal can cause many compounds and impurities in the coal to be released into the air, including sulfur dioxide, nitrogen oxides, mercury, particulates and other matter. The CAA and the corresponding state laws that extensively regulate the emissions of materials into the air affect coal mining operations both directly and indirectly. Direct impacts on coal mining operations occur through CAA permitting requirements and/or emission control requirements relating to air contaminants, especially particulate matter. Indirect impacts on coal mining operations occur through regulation of the air emissions of sulfur dioxide, nitrogen oxides, mercury, particulate matter and other compounds emitted by coal-fired power plants. The EPA has promulgated or proposed regulations that impose tighter emission restrictions in a number of areas, some of which are currently subject to litigation. The general effect of tighter restrictions could be to reduce demand for coal. Any reduction in coal’s share of the capacity for power generation could have a material adverse effect on the Company’s business, financial condition and results of operations.
States are required to submit to the EPA revisions to their SIPs that demonstrate the manner in which the states will attain NAAQS every time a NAAQS is issued or revised by the EPA. The EPA has adopted NAAQS for several pollutants, which it continues to periodically review for revisions. When the EPA adopts new, more stringent NAAQS for a pollutant, some states have to change their existing SIPs. If a state fails to revise its SIP and obtain EPA approval, the EPA may adopt regulations to effect the revision. Coal mining operations and coal-fired power plants that emit particulate matter or other specified material are, therefore, affected by changes in the SIPs. Through this process over the last few years, the EPA has reduced the NAAQS for particulate matter, ozone, and nitrogen oxides. NACoal’s coal mining operations and utility customers may be directly affected when the revisions to the SIPs are made and incorporate new NAAQS for sulfur dioxide, nitrogen oxides, ozone and particulate matter. In response to a court remand of earlier rules to control the regional transport of sulfur dioxide and nitrogen oxides from coal-fired power plants and their impacts of downwind NAAQS areas, in mid-2011, the EPA finalized CSAPR to address interstate transport of pollutants. This affects states in the west, including Texas, whose emissions may travel to states in the eastern half of the United States. This rule imposes additional emission restrictions on coal-fired power plants to attain ozone and fine particulate NAAQS. On August 21, 2012 the U.S. Court of Appeals stuck down the CSAPR rule, effectively eliminating the new additional emission restrictions. The EPA subsequently appealed to the U.S. Supreme Court. Oral arguments were heard December 10, 2013 and a ruling is pending.
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
Under the CAA, new and modified sources of air pollution must meet certain new source standards. In the late 1990s, the EPA filed lawsuits against many coal-fired power plants in the eastern United States alleging that the owners performed non-routine maintenance, causing increased emissions that should have triggered the application of these new source standards. Some of these lawsuits have been settled with the owners agreeing to install additional emission control devices in their coal-fired power plants. The remaining litigation and the uncertainty around the New Source Review Program rules could adversely impact demand for coal. Regardless of the outcome of litigation on either rule, stricter controls on emissions of sulfur dioxide, nitrogen oxide and mercury are likely. Any such controls may have an adverse impact on the demand for coal, which may have a material adverse effect on the Company’s business, financial condition or results of operations.

Under the CAA, the EPA also adopts national emission standards for hazardous air pollutants. In December 2011, the EPA adopted a final rule called MATS, which applies to new and existing coal-fired and oil-fired units. This rule requires mercury emission reductions, but also requires reductions in emissions of acid gases during fuel combustion, and additional reductions in fine particulates, which are being regulated as a surrogate for certain metals.
NACoal’s utility customers must incur substantial costs to control emissions to meet all of the CAA requirements, including the new requirements under CSAPR and the EPA's regional haze program. These costs could raise the price of coal-generated electricity, making coal-fired power less competitive with other sources of electricity, thereby reducing demand for coal. In addition, NACoal's utility customers may choose to close coal-fired generation units or to postpone or cancel plans to add new capacity, in light of not only these costs, but also of the adequacy of the time mandated for compliance with the new requirements and the prospects of the imposition of additional future requirements on emissions from coal-fired units. If NACoal's customers cannot offset the cost to control mercury, acid gas and fine particulate emissions by lowering the costs of delivery of its coal on an energy equivalent basis or if NACoal's customers elect to close coal-fired units, the Company’s business, financial condition and results of operations could be materially adversely affected.

Global climate change continues to attract considerable public and scientific attention and a considerable amount of legislative and regulatory attention in the United States. Congress has considered climate change legislation that would reduce GHG emissions, particularly from coal combustion by power plants. The EPA is promulgating regulations to control GHGs under the CAA without new legislation. Enactment of laws and passage of regulations regarding GHG emissions by the United States or some of its states, or other actions to limit carbon dioxide emissions, such as opposition by environmental groups to expansion or modification of coal-fired power plants, could result in electric generators switching from coal to other fuel sources.
Congress continues to consider a variety of proposals to reduce GHG emissions from the combustion of coal and other fuels. These proposals include emission taxes, emission reductions, including “cap-and-trade” programs, and mandates or incentives to generate electricity by using renewable resources, such as wind or solar power. Some states have established programs to reduce GHG emissions.

The EPA has begun to establish a GHG regulation program under the CAA by issuing a finding that the emission of six GHG, including carbon dioxide and methane, may reasonably be anticipated to endanger public health and welfare. On June 26, 2012 the U.S. Court of Appeals upheld this finding. Based on this finding, in 2012 the EPA published a New Source Performance Standard for greenhouse gases, emitted from future new power plants. This was withdrawn and subsequently reissued in January 2014. The EPA plans to establish greenhouse gas limits for existing power plants. This could impact coal-fired power plants and reduce the demand for coal.
The United States has not implemented the Kyoto Protocol, which became effective for many countries on February 16, 2005. The Kyoto Protocol was intended to limit or reduce emissions of GHGs, such as carbon dioxide. The United States has not ratified the emission targets of the Kyoto Protocol or any other GHG agreement. Because the first Protocol commitment period ended in 2012, an amendment to extend the Kyoto Protocol was adopted in Doha, Qatar on December 8, 2012. The United States is not a signatory to the amendment. Even though the United States has not accepted these international GHG limiting treaties nor has it enacted domestic legislation to control GHGs, numerous lawsuits and regulatory actions have been undertaken by states and environmental groups to try to force controls on the emission of carbon dioxide; or to prevent the construction of new coal-fired power plants. The implementation by the United States of an international agreement, the regulations promulgated to date by the EPA with respect to GHG emissions or the adoption of legislation to control GHG emissions, could have a materially adverse effect on the Company’s business, financial condition and results of operations.
NACoal is subject to the high costs and risks involved in the development of new coal and dragline mining projects.
From time to time, NACoal seeks to develop new coal and dragline mining projects. The costs and risks associated with such projects can be substantial. In addition, any changes in tax laws that eliminate the expensing of exploration and development costs will increase the after-tax cost of building a mine and make the cost of coal less competitive with other power-generation fuels.
Hamilton Beach Brands
HBB's business is sensitive to the strength of the North American retail markets and weakness in these markets could adversely affect its business.
The strength of the retail economy in the United States, and to a lesser degree in Canada and Mexico, has a significant impact on HBB's performance. Weakness in consumer confidence and poor financial performance by mass merchandisers, warehouse clubs, department stores or any of HBB's other customers would result in lost revenues. A general slowdown in the retail sector would result in additional pricing and marketing support pressures on HBB.
The market for HBB's products is highly seasonal and dependent on consumer spending, which could result in significant variations in the Company's revenues and profitability.
Sales of HBB's products are related to consumer spending. Any downturn in the general economy or a shift in consumer spending away from small electric household appliances would adversely affect its business. In addition, the market for small electric household appliances is highly seasonal in nature. HBB often recognizes a substantial portion of its sales in the last half of the year as sales of small electric appliances to retailers and consumers increase significantly with the fall holiday-selling season. Accordingly, quarter-to-quarter comparisons of past operating results of HBB are meaningful only when comparing equivalent time periods, if at all. Any economic downturn, decrease in consumer spending or shift in consumer spending away from small electric household appliances may significantly reduce revenues and profitability.
HBB is dependent on key customers and the loss of, or significant decline in business from, one or more of its key customers could materially reduce its revenues and profitability and its ability to sustain or grow its business.
HBB relies on several key customers. Its five largest customers accounted for approximately 55%, 53% and 50% of revenues for the years ended December 31, 2013, 2012 and 2011, respectively. Wal-Mart accounted for approximately 31%, 31% and 30% of HBB's revenues in 2013, 2012 and 2011, respectively. Although HBB has long-established relationships with many customers, it does not have any long-term supply contracts with these customers, and purchases are generally made using individual purchase orders. A loss of any key customer could result in significant decreases in HBB's revenues and profitability and an inability to sustain or grow its business.
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
If HBB were to lose, or experience a significant decline in business from, any major retail customer or if any major retail customers were to go bankrupt, HBB might be unable to find alternate distribution outlets.
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
With the growing trend towards the concentration of HBB's small electric household appliance sales among a few retailers, HBB is increasingly dependent upon fewer customers whose bargaining strength is growing as a result of this concentration. HBB sells a substantial quantity of products to mass merchandisers, ecommerce retailers, national department stores, variety store chains, drug store chains, specialty home retailers and other retail outlets. These retailers generally purchase a limited selection of small electric household appliances. As a result, HBB competes for retail shelf space with its competitors. In addition, certain of HBB's larger customers use their own private label brands on household appliances that compete directly with some of HBB's products. As the retailers in the small electric household appliance industry become more concentrated, competition for sales to these retailers may increase, which could materially reduce the Company's revenues and profitability.
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
The small electric household and commercial appliance industry does not have substantial entry barriers. As a result, HBB competes with many small manufacturers and distributors of housewares products. Additional competitors may also enter this market and cause competition to intensify. For example, some of HBB's customers have expressed interest in sourcing, or expanding the extent of sourcing, small electric household and commercial appliances directly from manufacturers in Asia. The Company believes competition is based upon several factors, including product design and innovation, quality, price, product features, merchandising, promotion and warranty. If HBB fails to compete effectively with these manufacturers and distributors, it could lose market share and experience a decrease in revenues, which would adversely affect the Company's results of operations.
HBB also competes with established companies, a number of which have substantially greater facilities, personnel, financial and other resources. In addition, HBB competes with retail customers, who use their own private label brands, and importers and foreign manufacturers of unbranded products. Some competitors may be willing to reduce prices and accept lower profit margins to compete. As a result of this competition, HBB could lose market share and revenues.
Government regulations could impose costly requirements on HBB.
The SEC adopted conflict mineral rules under Section 1502 of Dodd-Frank on August 22, 2012. The rules require disclosure of the use of certain minerals, known as "conflict minerals," which are mined from the DRC and adjoining countries. HBB has been engaged in due diligence efforts during the 2013 calendar year. Initial disclosures are required no later than May 31, 2014, and subsequent disclosures are required no later than May 31 of each following year. HBB expects that it will incur additional costs and expenses, which may be significant, in order to comply with these rules, including (i) due diligence to verify the sources of such conflict minerals; and (ii) any changes that HBB may make to its products, processes, or sources of supply as a result of such diligence and verification activities. Since HBB's supply chain is complex, ultimately it may not be able to designate all products as "DRC conflict free" which may adversely affect its reputation with certain customers. In such event, HBB may also face difficulties in satisfying customers who require products purchased from HBB to be "DRC conflict free". If HBB is not able to meet such requirements, customers may choose not to purchase HBB products, which could adversely affect sales and the value of portions of HBB's inventory. Further, there may be only a limited number of suppliers offering products containing only DRC conflict free parts, components and subassemblies and, as a result, HBB cannot be sure that it will be able to satisfy its purchase requirements from such suppliers in sufficient quantities or at competitive prices. Any one or a combination of these various factors could harm HBB's business, and materially and adversely affect HBB's results of operations.

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
KC is dependent on third-party suppliers for all of its products. KC's inability to select reliable suppliers who provide timely deliveries of quality products could reduce its success in meeting customer demand. Any inability of KC's suppliers to timely deliver products or any unanticipated changes in suppliers could be disruptive and costly to KC. The loss of a supplier could, in the short term, adversely affect KC’s business until alternative supply arrangements are secured. In addition, KC may not be able to acquire desired merchandise in sufficient quantities on acceptable terms in the future. KC's business could also be adversely affected by delays in product shipments due to freight difficulties, strikes or other difficulties at its principal transport providers. Any significant failure by KC to obtain products on a timely basis at an affordable cost or any significant delays or interruptions of supply would have a material adverse effect on KC's profitability.
NACCO
The Company may be subject to risk relating to increasing cash requirements of certain employee benefits plans which may affect its financial position.
Although the Company's defined benefit pension plans are frozen as of January 1, 2014 and no longer provide for the accrual of future benefits, the expenses recorded for, and cash contributions required to be made to, its defined benefit pension plans are dependent on changes in market interest rates and the value of plan assets, which are dependent on actual investment returns.
Significant changes in market interest rates, decreases in the value of plan assets or investment losses on plan assets may require the Company to increase the cash contributed to defined benefit plans which may affect its financial position.
The Company may become subject to claims under foreign laws and regulations, which may be expensive, time consuming and distracting.
Because the Company has employees, property and business operations outside of the United States, the Company is subject to the laws and the court systems of many jurisdictions. The Company may become subject to claims outside the United States for violations or alleged violations of laws with respect to the foreign operations of NACoal and HBB. In addition, these laws may be changed or new laws may be enacted in the future. International litigation is often expensive, time consuming and distracting. As a result, any of these risks could significantly reduce the Company's profitability and its ability to operate its businesses effectively.

The Company is dependent on key personnel and the loss of these key personnel could significantly reduce its profitability.
The Company is highly dependent on the skills, experience and services of its key personnel and the loss of key personnel could have a material adverse effect on its business, operating results and financial condition. Employment and retention of qualified personnel is important to the successful conduct of the Company's business. Therefore, the Company's success also depends upon its ability to recruit, hire, train and retain additional skilled and experienced management personnel. The Company's inability to hire and retain personnel with the requisite skills could impair its ability to manage and operate its business effectively and could significantly reduce its profitability.
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

Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
A. NACCO
NACCO leases office space in Mayfield Heights, Ohio, a suburb of Cleveland, Ohio, which serves as its corporate headquarters.

B. NACoal

NACoal leases its corporate headquarters office space in Plano, Texas. NACoal’s proven and probable coal reserves and deposits (owned in fee or held under leases, which generally remain in effect until exhaustion of the reserves if mining is in progress) are estimated at approximately 2.2 billion tons (including the unconsolidated mining operations), all of which are lignite coal deposits, except for approximately 81.3 million tons of bituminous coal. Reserves are estimates of quantities of coal, made by NACoal’s geological and engineering staff, which are considered mineable in the future using existing operating methods. Developed reserves are those which have been allocated to mines which are in operation; all other reserves are classified as undeveloped. Information concerning mine type, reserve data and coal quality characteristics for NACoal’s properties are set forth on the table on pages 4 and 5 under “Item 1. Business — A. North American Coal — Sales, Marketing and Operations.”
C. Hamilton Beach Brands
The following table presents the principal distribution and office facilities owned or leased by HBB:

Owned/
Facility Location	Leased	Function(s)
Glen Allen, Virginia	Leased	Corporate headquarters
Geel, Belgium	(1)	Distribution center
Shanghai, People's Republic of China	(1)	Distribution center
Mexico City, Mexico	Leased	Mexico sales and administrative headquarters
Tlalnepantla de Baz, Mexico	(1)	Distribution center
Olive Branch, Mississippi	Leased	Distribution center
Picton, Ontario, Canada	Leased	Distribution center
Southern Pines, North Carolina	Owned	Service center for customer returns; catalog distribution center; parts distribution center
Shenzhen, China	Leased	Administrative office
Markham, Ontario, Canada	Leased	Canada sales and administration headquarters
City of Sao Paulo, Sao Paulo, Brazil	Leased	Brazil sales and administrative headquarters
Jundiai, Sao Paulo, Brazil	(1)	Distribution center

(1)	This facility is not owned or leased by HBB. This facility is managed by a third-party distribution provider.
Sales offices are also leased in several cities in the United States, Canada, China and Mexico.
D. The Kitchen Collection

KC leases its corporate headquarters building and the KC warehouse/distribution facility in Chillicothe, Ohio. KC leases its retail stores. A typical Kitchen Collection® store is approximately 3,000 square feet and a typical Le Gourmet Chef® store is approximately 4,300 square feet. At December 31, 2013, there were 272 Kitchen Collection® stores and 32 Le Gourmet Chef® stores. The Kitchen Collection® store count at December 31, 2013 does not include 5 stores that were only open for the holiday-selling season.

Item 3. LEGAL PROCEEDINGS
Neither the Company nor any of its subsidiaries is a party to any material legal proceeding other than ordinary routine litigation incidental to its respective business.
Item 4. MINE SAFETY DISCLOSURES
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 filed with this Form 10-K.

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
EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Current Position	Other Positions

Alfred M. Rankin, Jr.	72	Chairman, President and Chief Executive Officer of NACCO (from prior to 2009), Chairman of HBB (from January 2010), Chairman of KC (from January 2010), Chairman of NACoal (from February 2010)	Chairman, President and Chief Executive Officer of Hyster-Yale (from September 2012). From October 2008 to present, Chairman of NACCO Materials Handling Group, Inc.

J.C. Butler, Jr.	53
Senior Vice President - Finance, Treasurer and Chief Administrative Officer of NACCO (from September 2012), Senior Vice President - Project Development and Administration of NACoal (from January 2010), Assistant Secretary of HBB and KC (from November 2012)

From prior to 2009 to September 2012, Vice President - Corporate Development and Treasurer of NACCO. From September 2011 to September 2012, Treasurer of NACCO Materials Handling Group, Inc. From May 2008 to January 2010, Senior Vice President - Project Development of NACoal.

Mark E. Barrus	52	Vice President and Controller (from February 2013)	From prior to 2009, Partner, KPMG LLP (an international accounting firm).

John D. Neumann	38
Vice President, General Counsel and Secretary of NACCO (from September 2012), Vice President, General Counsel and Secretary of NACoal (from January 2011), Assistant Secretary of HBB and KC (from November 2012)
			From March 2009 to December 2010, Assistant General Counsel and Assistant Secretary of NACoal. From prior to 2009 to February 2009, Associate, Jones Day (law firm).

Miles B. Haberer	47	Associate General Counsel and Assistant Secretary (from October 2012), Associate General Counsel, Assistant Secretary of NACoal (from October 2012) and Director-Land of NACoal (from October 2013)	From prior to 2009 to October 2012, Partner, Hunton & Williams (law firm).

Mary D. Maloney	51
Associate General Counsel, Assistant Secretary and Senior Director - Benefits & Human Resources (from January 1, 2014), Associate General Counsel, Assistant Secretary and Senior Dirctor - Benefits and Compensation of NACoal (from January 1, 2014)

From September 2012, Associate General Counsel and Assistant Secretary of Hyster-Yale. From September 2012, Associate General Counsel and Assistant Secretary of NMHG. From May 2012 to September 2012, Assistant General Counsel and Assistant Secretary of Hyster-Yale. From prior to 2009 to September 2012, Assistant General Counsel and Assistant Secretary of NACCO. From August 2011 to September 2012, Assistant Secretary of NMHG.

Jesse L. Adkins	31	Associate Counsel (September 2012) and Assistant Secretary (from November 2013), Associate Counsel (August 2012) and Assistant Secretary (from May 2013) of NACoal	From prior to 2009 to December 2010, Managing Principal, Studio Properties, LLC (commercial property redevelopment firm). From January 2011 to August 2012, Law Clerk, NACoal.

PRINCIPAL OFFICERS OF THE COMPANY’S SUBSIDIARIES
A. NACOAL

Name	Age	Current Position	Other Positions

Robert L. Benson	66	President and Chief Executive Officer of NACoal (from prior to 2009)

Michael J. Gregory	66	Vice President - Marketing and Special Projects (from October 2013)
From prior to 2009 to August 2010, Vice President - Engineering, Human Resources and International Operations of NACoal. From August 2010 to September 2013, Vice President - International Operations and Special Projects of NACoal.

K. Donald Grischow	66	Treasurer of NACoal (from prior to 2009)

John R. Pokorny	58	Controller of NACoal (from October 2009)	From prior to 2009 to October 2009, Director of Accounting and Financial Planning of NACoal.

J. Patrick Sullivan, Jr.	55	Vice President and Chief Financial Officer (from May 2013)	From prior to 2009 to May 2013, Controller, Luminant Generation, Mining, Construction and Development of Energy-Future Holdings Corporation.

Harry B. Tipton III	56	Vice President - Engineering, and Alabama, Louisiana and Mississippi Operations of NACoal (from October 2013)	From prior to 2009 to September 2010, General Manager of Mississippi Lignite Mining Company. From September 2010, Vice President - Engineering, and Louisiana and Mississippi Operations of NACoal.

PRINCIPAL OFFICERS OF THE COMPANY’S SUBSIDIARIES
B. HBB

Name	Age	Current Position	Other Positions

Gregory H. Trepp	52	President and Chief Executive Officer of HBB (from January 2010), Chief Executive Officer of KC (from January 2010), Interim President of KC (from November 2013)	From prior to 2009 to January 2010, Vice President, Global Marketing of HBB. From April 2009 to January 2010, Interim President and Chief Executive Officer of KC.

Keith B. Burns	57	Vice President, Engineering and Information Technology of HBB (from prior to 2009)

Kathleen L. Diller	62	Vice President, General Counsel and Secretary of HBB (from prior to 2009)

Richard E. Moss	50	Senior Director, Finance and Treasurer of HBB (from January 2011)	From March 2009 to December 2010, Senior Director Finance and Credit of HBB. From prior to 2009 to February 2009, Director Financial Planning and Analysis of HBB.

Gregory E. Salyers	53	Senior Vice President, Global Operations of HBB (from January 2010)	From prior to 2009 to January 2010, Vice President, Global Operations of HBB.

James H. Taylor	56	Vice President and Chief Financial Officer of HBB (from January 2011)	From prior to 2009 to January 2011, Vice President, Chief Financial Officer and Treasurer of HBB.

R. Scott Tidey	49	Senior Vice President, North America Sales and Marketing of HBB (from January 2010)	From prior to 2009 to January 2010, Vice President, North America Sales of HBB.
C. KC

Name	Age	Current Position	Other Positions
Robert O. Strenski	57	Vice President, General Merchandise Manager of KC(from February 2014)
From June 2013 to January 2014, General Merchandise Manager of KC. From April 2010 to January 2013, Vice President, Divisional Merchandise Manager, Consumables, Biglots Stores, Inc. From February 2008 to March 2010, Vice President, Divisional Merchandise Manager,Furniture, Biglots Stores, Inc.

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
The high and low sales prices for the Class A common stock and dividends per share for both classes of common stock for each quarter during the past two years are presented in the table below:

	2013
	Sales Price
	High	Low	Cash Dividend
Fourth quarter	$65.40	$53.87	$0.2500
Third quarter	$63.91	$53.52	$0.2500
Second quarter	$60.34	$47.69	$0.2500
First quarter	$67.35	$53.07	$0.2500

	2012
	Sales Price
	High	Low	Cash Dividend (2)
Fourth quarter (1)	$60.96	$41.04	$3.7500
Third quarter	$129.20	$97.95	$0.5475
Second quarter	$119.31	$97.54	$0.5475
First quarter	$119.25	$88.39	$0.5325

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

At December 31, 2013, there were approximately 786 Class A common stockholders of record and approximately 186 Class B common stockholders of record. See Note 19 to Consolidated Financial Statements contained elsewhere in this Form 10-K for a discussion of the amount of NACCO's investment in subsidiaries that was restricted at December 31, 2013.
Sales of Unregistered Company Stock
Pursuant to the Non-Employee Directors’ Equity Compensation Plan, the Company issued an aggregate of 9,712 shares of its Class A common stock on January 1, 2013, April 1, 2013, July 1, 2013 and October 1, 2013 for payment of a portion of the directors’ annual retainer fee. In addition, pursuant to the terms of such plan, directors may elect to receive shares of Class A common stock in lieu of cash for up to 100% of the balance of their annual retainer, meeting attendance fees and any committee chairman's fees. An aggregate of 1,333 shares of Class A common stock was issued under voluntary elections on January 1, 2013, April 1, 2013, July 1, 2013 and October 1, 2013. The issuance of these unregistered shares qualifies as an exempt transaction pursuant to Section 4(2) of the Securities Act of 1933.
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
Pursuant to the Non-Employee Directors’ Equity Compensation Plan, the Company issued an aggregate of 4,016 shares of its Class A common stock on January 1, 2011, April 1, 2011, July 1, 2011 and October 1, 2011 for payment of a portion of the directors’ annual retainer fee. In addition, pursuant to the terms of such plan, directors may elect to receive shares of Class A common stock in lieu of cash for up to 100% of the balance of their annual retainer, meeting attendance fees and any committee chairman's fees. An aggregate of 1,109 shares of Class A common stock was issued under voluntary elections on January 1, 2011, April 1, 2011, July 1, 2011 and October 1, 2011. The issuance of these unregistered shares qualifies as an exempt transaction pursuant to Section 4(2) of the Securities Act of 1933.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (1)
Month #1 (October 1 to 31, 2013)	38,409	$57.11	38,409	$15,212,546
Month #2 (November 1 to 30, 2013)	31,112	$56.45	31,112	$59,084,968
Month #3 (December 1 to 31, 2013)	—	$—	—	$59,084,968
Total	69,521	$56.81	69,521	$59,084,968

(1)
On November 8, 2011, the Company announced that the Company's Board of Directors approved the repurchase of up to $50 million of the Company's outstanding Class A common stock (the "2011 Stock Repurchase Program"). The original authorization for the 2011 Stock Repurchase Program expired on December 31, 2012; however, in November 2012 the Company's Board of Directors approved an extension of the 2011 Stock Repurchase Program through December 31, 2013. In total, the Company repurchased $35.6 million of Class A common stock under the 2011 Stock Repurchase Program.

On November 12, 2013, the Company's Board of Directors terminated the 2011 Stock Repurchase Program and approved a new stock repurchase program (the "2013 Stock Repurchase Program") providing for the purchase of up to $60 million of the Company's outstanding Class A Common Stock through December 31, 2015. The timing and amount of any repurchases under the 2013 Stock Repurchase Program are determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives and market conditions for the Company's Class A common stock. The 2013 Stock Repurchase Program does not require the Company to acquire any specific number of shares. It may be modified, suspended, extended or terminated by the Company at any time without prior notice and may be executed through open market purchases, privately negotiated transactions or otherwise. All or part of the repurchases under the 2013 Stock Repurchase Program may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so. As of December 31, 2013, the Company repurchased $0.9 million of Class A common stock under the 2013 Stock Repurchase Program.

Item 6. SELECTED FINANCIAL DATA

	Year Ended December 31
	2013	2012	2011(1)	2010(1)	2009(1)
	(In millions, except per share data)
Operating Statement Data:
Revenues	$932.7	$873.4	$790.5	$885.6	$835.4

Operating profit	$61.3	$67.6	$64.1	$94.2	$90.3

Income from continuing operations	$44.5	$42.2	$79.5	$47.1	$51.6
Discontinued operations, net of tax(2)(3)	—	66.5	82.6	32.4	(20.5)
Net income	$44.5	$108.7	$162.1	$79.5	$31.1

Basic earnings (loss) per share:
Continuing operations	$5.48	$5.04	$9.49	$5.66	$6.22
Discontinued operations(2)(3)	—	7.93	9.85	3.89	(2.47)
Basic earnings (loss) per share	$5.48	$12.97	$19.34	$9.55	$3.75

Diluted earnings (loss) per share:
Continuing operations	$5.47	$5.02	$9.46	$5.65	$6.22
Discontinued operations(2)(3)	—	7.90	9.82	3.88	(2.47)
Diluted earnings (loss) per share	$5.47	$12.92	$19.28	$9.53	$3.75

(1)
In 2006, the Company initiated litigation in the Delaware Chancery Court against Applica Incorporated ("Applica") and individuals and entities affiliated with Applica's shareholder, Harbinger Capital Partners Master Fund, Ltd. The litigation alleged a number of contract and tort claims against the defendants related to the Company's failed transaction with Applica, which had been previously announced. On February 14, 2011, the parties to this litigation entered into a settlement agreement. The settlement agreement provided for, among other things, the payment of $60 million to the Company and dismissal of the lawsuit with prejudice. The payment was received in February 2011. Litigation costs related to this matter were $2.8 million, $18.8 million and $1.1 million in 2011, 2010 and 2009, respectively.

(2)	During 2012, NACCO spun-off Hyster-Yale, a former subsidiary. The results of operations of Hyster-Yale are reflected as discontinued operations in the table above.

(3)
During 2009, NACoal completed the sale of certain assets of the Red River Mining Company (“Red River”). The results of operations of Red River are reflected as discontinued operations in the table above.

	Year Ended December 31
	2013	2012 (2)	2011	2010	2009
	(In millions, except per share and employee data)
Balance Sheet Data at December 31:
Total assets (2)	$810.0	$776.3	$1,808.8	$1,670.9	$1,497.4
Long-term debt (2)	$152.4	$135.4	$74.5	$139.8	$148.4
Stockholders' equity	$297.8	$281.3	$576.2	$447.4	$396.6

Cash Flow Data:
Provided by operating activities (4)	$53.1	$143.0	$155.2	$63.1	$157.0
Provided by (used for) investing activities (4)	$(60.7)	$(74.2)	$(32.7)	$(5.8)	$23.1
Used for financing activities (4)	$(36.8)	$(123.4)	$(41.9)	$(43.3)	$(64.1)

Other Data:
Per share data:
Cash dividends (3)	$1.000	$5.378	$2.120	$2.085	$2.068
Market value at December 31	$62.19	$60.69	$89.22	$108.37	$49.80
Stockholders' equity at December 31	$37.83	$33.68	$68.81	$53.69	$47.82

Actual shares outstanding at December 31	7.872	8.353	8.374	8.333	8.294
Basic weighted average shares outstanding	8.105	8.384	8.383	8.328	8.290
Diluted weighted average shares outstanding	8.124	8.414	8.408	8.344	8.296
Total employees at December 31(1)	4,100	4,300	4,000	3,900	4,100

(1)	Includes employees of Reed Minerals starting in 2012 and the unconsolidated mines for all years presented. Excludes employees of Hyster-Yale and Red River for all years presented.

(2)	During 2012, the Company spun-off Hyster-Yale, a former subsidiary.

(3)
2012 cash dividends includes a one-time special cash dividend of $3.50 per share. The 25 cent dividend paid in the fourth quarter of 2012 was the first regular quarterly dividend following the spin-off of Hyster-Yale.

(4)	Includes both continuing operations and discontinued operations.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

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
Revenue recognition: Revenues are generally recognized when title transfers and risk of loss passes to the customer. Under its mining contracts, the Company recognizes revenue as the coal or limerock is delivered or services are performed. Revenues at HBB are recognized when customer orders are completed and shipped. Revenues at KC are recognized at the point of sale when payment is made and customers take possession of the merchandise in stores. Reserves for discounts and returns are maintained for anticipated future claims at HBB and KC. The accounting policies used to develop these product discounts and returns include:
Product discounts: The Company records estimated reductions to revenues for customer programs and incentive offerings, including special pricing agreements, price competition, promotions and other volume-based incentives. At HBB, net sales represent gross sales less cooperative advertising, other volume-based incentives, estimated returns and allowances for defective products. At KC, retail markdowns are incorporated into KC's retail method of accounting for cost of sales. If market conditions were to decline or if competition were to increase, the Company may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenues at the time the incentive is offered. If the Company's estimates of customer programs and incentives were one percent higher than the levels offered during 2013, the reserves for product discounts would increase and revenues would be reduced by $0.1 million. The Company's past results of operations have not been materially affected by a change in the estimate of product discounts and although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change its estimates in the future.
Product returns: Products generally are not sold with the right of return. However, based on the Company's historical experience, a portion of products sold are estimated to be returned due to reasons such as buyer remorse, duplicate gifts received, product failure and excess inventory stocked by the customer which, subject to certain terms and conditions, the Company will agree to accept. The Company records estimated reductions to revenues at the time of sale based on this historical experience and the limited right of return provided to certain customers. If future trends were to change significantly from those experienced in the past, incremental reductions to revenues may result based on this new experience. If the Company's estimate of average return rates for each type of product sold were to increase by one percent over historical levels, the reserves for product returns would increase and revenues would be reduced by less than $0.1 million. The Company's past results of operations have not been materially affected by a change in the estimate of

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

product returns and although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change its estimates in the future.
Retirement benefit plans: The Company maintains various defined benefit pension plans that provide benefits based on years of service and average compensation during certain periods. Pension benefits are frozen for all employees other than certain NACoal unconsolidated mines' employees. During 2013, the Company amended the Combined Plan to freeze pension benefits for all employees, including those for certain unconsolidated mines' employees and cost of living adjustments for other employees, effective as of the close of business on December 31, 2013. All other eligible employees of the Company, including employees whose pension benefits are frozen, receive retirement benefits under defined contribution retirement plans. The Company's policy is to periodically make contributions to fund the defined benefit pension plans within the range allowed by applicable regulations. The defined benefit pension plan assets consist primarily of publicly traded stocks and government and corporate bonds. There is no guarantee the actual return on the plans’ assets will equal the expected long-term rate of return on plan assets or that the plans will not incur investment losses.
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
Expected returns for pension plans are based on a calculated market-related value for U.S. pension plan assets. Under this methodology, asset gains and losses resulting from actual returns that differ from the Company's expected returns are recognized in the market-related value of assets ratably over three years. Expected returns for pension plans are based on fair market value for Non-U.S. pension plan assets.
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
Changes to the estimate of any of these factors could result in a material change to the Company's pension obligation causing a related increase or decrease in reported net operating results in the period of change in the estimate. Because the 2013 assumptions are used to calculate 2014 pension expense amounts, a one percentage-point change in the expected long-term rate of return on plan assets would result in a change in pension expense for 2014 of approximately $0.6 million for the plans. A one percentage-point change in the discount rate would result in a change in pension expense for 2014 by approximately $0.1 million. A one percentage-point increase in the discount rate would have lowered the plans’ projected benefit obligation as of the end of 2013 by approximately $5.9 million; while a one percentage-point decrease in the discount rate would have raised the plans’ projected benefit obligation as of the end of 2013 by approximately $6.4 million.
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
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

Accounting for Asset Retirement Obligations: The Company's asset retirement obligations are principally for costs to dismantle certain mining equipment as well as for costs to close its surface mines and reclaim the land it has disturbed as a result of its normal mining activities. Under certain federal and state regulations, the Company is required to reclaim land disturbed as a result of mining. The Company determined the amounts of these obligations based on estimates adjusted for inflation, projected to the estimated closure dates, and then discounted using a credit-adjusted risk-free interest rate. Changes in any of these estimates could materially change the Company's estimates for these asset retirement obligations causing a related increase or decrease in reported net operating results in the period of change in the estimate. The accretion of the liability is being recognized over the estimated life of each individual asset retirement obligation. The Company has capitalized an asset’s retirement cost as part of the cost of the related long-lived asset. These capitalized amounts are subsequently amortized to expense using a systematic and rational method.
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
Inventory reserves: The Company writes down its inventory to the lower of cost or market, which includes an estimate for obsolescence or excess inventory based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve for impaired value is relieved to ensure that the cost basis of the inventory reflects any write-downs. An impairment in value of one percent of net inventories would result in additional expense of approximately $1.8 million.
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
KC evaluates long-lived assets for impairment whenever changes in circumstances or the occurrence of certain events indicate the carrying amount may not be recoverable. The carrying amount is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. KC considered the poor results from the fall holiday-selling season and related 2013 operating loss to be an indicator of impairment. For KC’s asset impairment analysis, the primary input is projected future cash flows utilizing assumptions consistent with those the Company uses in its internal planning. As a result of the fiscal year-end review of long-lived store-related assets, the Company recorded impairment charges of $1.1 million and $0.7 million in 2013 and 2012, respectively, included in depreciation expense within cost of goods sold in the Consolidated Statements of Operations. Long-lived assets at the stores consist mainly of leasehold improvements and furniture and fixtures. The fair value for leasehold improvements was determined to be zero as such assets were deemed to have no future use or economic benefit based on the Company's analysis using market participant assumptions, and therefore no expected future cash flows. The fair value for store fixtures is based on the market exit price based on historical experience. The impairment charges in 2013 were largely the result of decreased expected future operating results and the decision to close certain stores in 2014.  If operating results do not improve, KC may be required to record additional long-lived asset impairment charges.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

See Note 10 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company's long-lived asset impairment.
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
Since significant judgment is required to assess the future tax consequences of events that have been recognized in the Company's financial statements or tax returns, the ultimate resolution of these events could result in adjustments to the Company's financial statements and such adjustments could be material. The Company believes the current assumptions, judgments and other considerations used to estimate the current year accrued and deferred tax positions are appropriate. If the actual outcome of future tax consequences differs from these estimates and assumptions, due to changes or future events, the resulting change to the provision for income taxes could have a material impact on the Company's results of operations and financial position

Valuation of acquisitions: The allocation of the purchase price to the tangible assets and liabilities and identifiable intangible assets acquired requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to contingent consideration in the Reed Minerals acquisition. These estimates are based on information obtained from management of the acquired companies, future coal prices and future volume forecasts. These estimates can include, but are not limited to, the cash flows that the acquisition is expected to generate in the future and the appropriate weighted-average cost of capital. These estimates are inherently uncertain and unpredictable, and if different estimates were used, the purchase price for the acquisition may have been allocated to the acquired assets and liabilities assumed differently from the current allocation. Although the Company believes the assumptions, judgments and estimates used are reasonable and appropriate, different assumptions, judgments and estimates could materially affect the value ascribed to an acquired asset and, potentially, the Company's results of operations and financial position if changes to the contingent consideration were required to be recorded.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

CONSOLIDATED FINANCIAL SUMMARY
Selected consolidated results of the Company were as follows:

	2013	2012	2011 (1)
Consolidated results:
Income from continuing operations	$44,450	$42,163	$79,470
Discontinued operations, net of tax (2)	—	66,535	82,601
Net income	$44,450	$108,698	$162,071
Basic earnings per share:
Income from continuing operations	$5.48	$5.04	$9.49
Discontinued operations (2)	—	7.93	9.85
Basic earnings per share	$5.48	$12.97	$19.34
Diluted earnings per share:
Income from continuing operations	$5.47	$5.02	$9.46
Discontinued operations (2)	—	7.90	9.82
Diluted earnings per share	$5.47	$12.92	$19.28

(1)
In 2006, the Company initiated litigation in the Delaware Chancery Court against Applica and individuals and entities affiliated with Applica's shareholder, Harbinger Capital Partners Master Fund, Ltd. The litigation alleged a number of contract and tort claims against the defendants related to the Company's failed transaction with Applica, which had been previously announced. On February 14, 2011, the parties to this litigation entered into a settlement agreement. The settlement agreement provided for, among other things, the payment of $60 million to the Company and dismissal of the lawsuit with prejudice. The payment was received in February 2011. Litigation costs related to this matter were $2.8 million in 2011.

(2)
During 2012, the Company spun-off Hyster-Yale Materials Handling, Inc. ("Hyster-Yale"), a former subsidiary. The results of operations of Hyster-Yale are reflected as discontinued operations in the table above.

The following table identifies the components of change for 2013 compared with 2012 by subsidiary:

	Revenues	Operating Profit	Income from continuing operations
2012	$873,364	$67,642	$42,163
Increase (decrease) in 2013
NACoal	61,284	(5,778)	(844)
HBB	26,223	5,145	3,893
KC (net of eliminations)	(28,205)	(6,440)	(3,693)
NACCO and Other	—	767	2,931
2013	$932,666	$61,336	$44,450

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

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

The Coteau Properties Company (“Coteau”)
The Falkirk Mining Company (“Falkirk”)
The Sabine Mining Company (“Sabine”)
Demery Resources Company, LLC (“Demery”)
Caddo Creek Resources Company, LLC (“Caddo Creek”)
Coyote Creek Mining Company, LLC (“Coyote Creek”)
Camino Real Fuels, LLC (“Camino Real”)
Liberty Fuels Company, LLC (“Liberty”)
NoDak Energy Services, LLC ("NoDak")
North American Coal Corporation India Private Limited (“NACC India”)

Coteau, Falkirk and Sabine were developed between 1974 and 1981 and operate lignite coal mines under long-term contracts with various utility customers. Coteau, Falkirk and Sabine are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed. Demery, Caddo Creek, Coyote Creek, Camino Real and Liberty (collectively with Coteau, Falkirk and Sabine, the "Unconsolidated Mines") were formed to develop, construct and operate surface mines under long-term contracts. Demery commenced delivering coal to its customer in 2012 and is expected to reach full production levels in late 2015. Liberty commenced production in 2013 and is expected to increase production levels gradually from 0.5 to 1.0 million tons in 2014 to full production of approximately 4.7 million tons annually in 2019. Caddo Creek, Coyote Creek and Camino Real are still in development and are not expected to be in full production for several years. NoDak was formed to operate and maintain a coal processing facility. NACC India was formed to provide technical advisory services to the third-party owners of a coal mine in India.

The contracts with the customers of the unconsolidated mines provide for reimbursement at a price based on actual costs plus an agreed pre-tax profit per ton of coal sold or actual costs plus a management fee.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

FINANCIAL REVIEW
Tons of coal sold by NACoal’s operating mines were as follows for the years ended December 31 (in millions):

	2013	2012	2011
Coteau	13.8	13.1	13.5
Falkirk	7.7	8.0	7.5
Sabine	4.3	3.8	4.2
Other	0.1	0.1	—
Unconsolidated mines	25.9	25.0	25.2
MLMC	3.2	3.1	2.7
Reed Minerals	0.8	0.3	—
Consolidated mines	4.0	3.4	2.7
Total tons sold	29.9	28.4	27.9
The limerock dragline mining operations mined 22.1 million, 18.8 million and 13.7 million cubic yards of limerock for the years ended December 31, 2013, 2012 and 2011, respectively.
Total coal reserves were as follows at December 31:

	2013	2012	2011
	(in billions of tons)
Unconsolidated mines	1.0	1.0	1.0
Consolidated mines	1.2	1.2	1.3
Total coal reserves	2.2	2.2	2.3

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

Operating Results
The results of operations for NACoal were as follows for the years ended December 31:

	2013	2012	2011
Revenue - consolidated mines	$172,532	$118,066	$73,129
Royalty and other	21,119	14,301	8,637
Revenues	193,651	132,367	81,766
Cost of sales - consolidated mines	166,881	102,224	64,255
Cost of sales - royalty and other	1,540	2,145	2,251
Total cost of sales	168,421	104,369	66,506
Gross profit	25,230	27,998	15,260
Earnings of unconsolidated mines (a)	46,429	45,244	45,485
Selling, general and administrative expenses	27,118	33,999	24,478
Goodwill impairment charge	3,973	—	—
Amortization of intangibles	3,668	2,802	2,065
Gain on sale of assets	(561)	(6,798)	(1,048)
Operating profit	37,461	43,239	35,250
Interest expense	3,105	2,909	3,048
Other (income) expense (including income from other unconsolidated affiliates)	(1,032)	(1,477)	(1,690)
Income from continuing operations before income tax provision	35,388	41,807	33,892
Income tax provision	3,462	9,037	4,443
Net income	$31,926	$32,770	$29,449

Effective income tax rate (b)	9.8%	21.6%	13.1%
(a) See Note 20 for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.
(b) The NACoal effective income tax rate is affected by the benefit of percentage depletion. The effective income tax rate in 2012 is higher than the effective income tax rate in 2013 and 2011 primarily due to a shift in mix of taxable income towards entities with a higher effective income tax rate and a decrease in taxable income at entities eligible for percentage depletion.
2013 Compared with 2012
The following table identifies the components of change in revenues for 2013 compared with 2012:

Revenues
2012	$132,367
Increase in 2013 from:
Reed Minerals	42,451
Other consolidated mining operations	12,014
Royalty and other income	6,819
2013	$193,651

Revenues increased 46.3% in 2013 to $193.7 million from $132.4 million in 2012 due to the Reed Minerals acquisition in August 2012, higher revenues at the other consolidated mining operations and an increase in royalty and other income. The increase at the other consolidated mining operations was primarily the result of an increase in tons delivered at MLMC due to

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

an increase in customer requirements and increased reimbursable costs at the limerock dragline mining operations in 2013 compared with 2012.

The following table identifies the components of change in operating profit for 2013 compared with 2012.

Operating Profit
2012	$43,239
Increase (decrease) in 2013 from:

Reed Minerals	(14,197)
Gain on sale of assets	(6,237)
Goodwill impairment charge	(3,973)
Royalty and other income	7,664
Other selling, general and administrative expenses	5,153
Other consolidated mining operations	3,040
Pension curtailment	1,587
Earnings of unconsolidated mines	1,185
2013	$37,461

Operating profit decreased to $37.5 million in 2013 from $43.2 million in 2012, primarily as a result of an operating loss at the Reed Minerals operations and a $4.0 million charge to impair the goodwill associated with the Reed Minerals acquisition as well as the absence of gains on the sale of draglines and land recorded in 2012. The operating loss at Reed Minerals was the result of lower than expected sales partially due to lower demand and lower prices for higher-quality metallurgical coal and higher mining costs. The higher mining costs are attributable to the unexpected thinning of a coal seam in an isolated area, substantial costs associated with the development of a new mining area and mining restrictions, which significantly increased hauling distances and reduced equipment and overburden removal productivity. The Company evaluated Reed Minerals during the fourth quarter of 2013 as part of its annual impairment testing cycle and determined that the goodwill associated with Reed Minerals was fully impaired.  See Notes 6 and 10 for a discussion of the goodwill impairment charge. These items were partially offset by higher royalty and other income and a reduction in other selling, general and administrative expenses, primarily due to lower employee-related expenses and acquisition costs, including professional fees, recognized in 2012 for the Reed Minerals acquisition. Increased operating profit at the other consolidated mining operations, mainly due to improved results at MLMC, a curtailment gain of $1.6 million associated with freezing pension benefits and an increase in earnings of unconsolidated mines mainly due to increased volume also partially offset the decrease in operating profit.

Net income decreased to $31.9 million in 2013 from $32.8 million in 2012 primarily due to the factors affecting operating profit, partially offset by a decrease in the effective income tax rate to 9.8% in 2013 from 21.6% in 2012. The effective income tax rate was higher in 2012 than the effective income tax rate in 2013 primarily due to a shift in mix of taxable income towards entities with a higher effective income tax rate and a decrease in taxable income at entities eligible for percentage depletion in 2012.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

2012 Compared with 2011
The following table identifies the components of change in revenues for 2012 compared with 2011:

Revenues
2011	$81,766
Increase in 2012 from:
Reed Minerals	29,272
Other consolidated mining operations	15,774
Royalty and other income	5,555
2012	$132,367

Revenues increased 61.9% in 2012 to $132.4 million from $81.8 million in 2011 due to the Reed Minerals acquisition, higher revenues at the consolidated mining operations and an increase in royalty and other income. The increase at the consolidated mining operations was primarily the result of an increase in tons delivered at MLMC due to improvements at a customer's power plant and increased customer requirements at the limerock dragline mining operations in 2012 compared with 2011.
The following table identifies the components of change in operating profit for 2012 compared with 2011.

Operating Profit
2011	$35,250
Increase (decrease) in 2012 from:
Royalty and other income	5,714
Gain on sale of assets	5,749
Other consolidated mining operations	4,794
Reed Minerals	1,534
Other selling, general and administrative expenses	(9,561)
Earnings of unconsolidated mines	(241)
2012	$43,239

Operating profit increased to $43.2 million in 2012 from $35.3 million in 2011, primarily as a result of higher royalty and other income, gains on the sale of draglines and land recorded in 2012, an increase in consolidated mining operating results and operating profit contributed by the newly acquired Reed Minerals. The increase in operating profit at the other consolidated mining operations is attributable to increased deliveries resulting from improvements at a customer's power plant in 2012 compared with 2011 and higher limerock dragline mining operating profit due to increased customer requirements. These increases were partially offset by higher other selling, general and administrative expenses, primarily from an increase in employee-related expenses and $2.6 million of acquisition-related costs, including professional fees. Employee-related costs increased primarily due to incentives tied to the significant expansion of NACoal's business through the new Coyote Creek lignite sales agreement and the Reed Minerals acquisition.

Net income increased to $32.8 million in 2012 from $29.4 million in 2011, primarily due to the factors affecting operating profit partially offset by an increase in income tax expense due to a shift in the mix of taxable income to entities with higher effective income tax rates.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the change in cash flow for the years ended December 31:

	2013	2012	Change
Operating activities:
Net income	$31,926	$32,770	$(844)
Depreciation, depletion and amortization	16,601	10,849	5,752
Deferred income taxes	(7,338)	12,175	(19,513)
Gain on sale of assets	(561)	(6,798)	6,237
Goodwill impairment charge	3,973	—	3,973
Other	(14,880)	6,043	(20,923)
Working capital changes	(196)	(4,881)	4,685
Net cash provided by operating activities	29,525	50,158	(20,633)

Investing activities:
Expenditures for property, plant and equipment	(52,748)	(37,125)	(15,623)
Acquisition of business	—	(69,287)	69,287
Proceeds from the sale of assets	2,432	35,946	(33,514)
Proceeds from note receivable	—	14,434	(14,434)
Cash in escrow for investment	(5,000)	—	(5,000)
Other	(869)	(288)	(581)
Net cash used for investing activities	(56,185)	(56,320)	135

Cash flow before financing activities	$(26,660)	$(6,162)	$(20,498)
The decrease in net cash provided by operating activities was primarily the result of the change in deferred income taxes and other operating activities partially offset by the decrease in gains on sale of assets, higher depreciation, depletion and amortization, favorable working capital changes and the non-cash goodwill impairment charge recorded in 2013. The changes in other operating activities and working capital were primarily the result of changes in intercompany taxes and accounts receivable from the unconsolidated mines, an increase in inventory primarily attributable to an increase in supplies and coal inventory at MLMC and Reed Minerals and a decrease in pension liabilities due to the Company amending its pension plan during 2013 to freeze pension benefits effective as of the close of business on December 31, 2013 and a favorable return on plan assets. The increase in depreciation, depletion and amortization was primarily due to the Reed Minerals acquisition.
Net cash used for investing activities in 2013 was comparable to 2012. Cash used for investing activities in 2013 was primarily for expenditures for property, plant and equipment, primarily for the purchase of a dragline, land and equipment at Reed Minerals, and an amount placed in escrow for a future investment, partially offset by proceeds received from the sale of assets. Cash used for investing activities in 2012 was primarily for the acquisition of Reed Minerals and expenditures for property, plant and equipment, including the purchase of two draglines, partially offset by proceeds received from the sale of land and two different draglines in 2012 and proceeds received under a long-term note related to the prior sale of a dragline.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

	2013	2012	Change
Financing activities:
Net additions to long-term debt and revolving credit agreements	$23,620	$34,733	$(11,113)
Cash dividends paid to NACCO	—	(25,624)	25,624
Financing fees paid	(1,192)	—	(1,192)
Other	—	1	(1)
Net cash provided by financing activities	$22,428	$9,110	$13,318
The increase in net cash provided by financing activities during 2013 compared with 2012 was primarily due to the absence of cash dividends paid to NACCO partially offset by a reduction in borrowings. Borrowings were higher in 2012 to fund the acquisition of Reed Minerals.

Financing Activities
NACoal has an unsecured revolving line of credit of up to $225.0 million (the “NACoal Facility”) that expires in November 2018. Borrowings outstanding under the NACoal Facility were $140.0 million at December 31, 2013. At December 31, 2013, the excess availability under the NACoal Facility was $83.9 million, which reflects a reduction for outstanding letters of credit of $1.1 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon NACoal achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective December 31, 2013, for base rate and LIBOR loans were 1.00% and 2.00%, respectively. The NACoal Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.35% on the unused commitment at December 31, 2013. The floating rate of interest applicable to the NACoal Facility at December 31, 2013 was 2.16% including the floating rate margin.

To reduce the exposure to changes in the market rate of interest, NACoal has entered into an interest rate swap agreement for a portion of the NACoal Facility. Terms of the interest rate swap agreement require NACoal to receive a variable interest rate and pay a fixed interest rate. NACoal has interest rate swaps with notional values totaling $100.0 million at December 31, 2013 at an average fixed interest rate of 1.4%. The weighted average effective interest rate including the interest rate swap agreement applicable to the NACoal Facility at December 31, 2013 was 3.0%. See Note 2 and Note 9 to the Consolidated Financial Statements in this Form 10-K for further discussion of NACoal's interest rate swap agreement.

The NACoal Facility contains restrictive covenants, which require, among other things, NACoal to maintain a maximum debt to EBITDA ratio of 3.50 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The NACoal Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 3.00 to 1.00 in conjunction with maintaining unused availability thresholds of borrowing capacity, as defined in the NACoal Facility, of $15.0 million. At December 31, 2013, NACoal was in compliance with all covenants in the NACoal Facility.

During 2004 and 2005, NACoal issued unsecured notes totaling $45.0 million in a private placement (the “NACoal Notes”), which require annual principal payments of approximately $6.4 million, which began in October 2008, and will mature on October 4, 2014. These unsecured notes bear interest at a weighted-average fixed rate of 6.08%, payable semi-annually on April 4 and October 4. The NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. NACoal had $6.4 million of the private placement notes outstanding at December 31, 2013. The NACoal Notes contain certain covenants and restrictions that require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios, and limit dividends to NACCO based upon maintaining a maximum debt to EBITDA ratio of 3.25 to 1.00. At December 31, 2013, NACoal was in compliance with all covenants in the NACoal Notes.

NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At December 31, 2013, the balance of the note was $4.3 million and the interest rate was 0.32%.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

NACoal believes funds available from cash on hand at the Company, the NACoal Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the NACoal Facility in November 2018.
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of NACoal as of December 31, 2013:

	Payments Due by Period
Contractual Obligations	Total	2014	2015	2016	2017	2018	Thereafter
NACoal Facility	$140,000	$22,000	$—	$—	$—	$118,000	$—
Variable interest payments on NACoal Facility	12,842	2,965	2,549	2,549	2,549	2,230	—
NACoal Notes	6,429	6,429	—	—	—	—	—
Interest payments on NACoal Notes	342	342	—	—	—	—	—
Other debt	4,347	—	—	—	—	—	4,347
Capital lease obligations, including principal and interest	14,468	1,732	1,732	1,732	1,732	2,022	5,518
Operating leases	35,047	11,239	8,503	6,276	3,312	2,259	3,458
Purchase and other obligations	44,206	44,206	—	—	—	—	—
Unrecognized tax benefits	3,425	3,425	—	—	—	—	—
Total contractual cash obligations	$261,106	$92,338	$12,784	$10,557	$7,593	$124,511	$13,323
Not included in the table above, NACoal has a long-term liability of approximately $3.1 million for unrecognized tax benefits, including interest and penalties, as of December 31, 2013. At this time, the Company is unable to make a reasonable estimate of the timing of payments due to, among other factors, the uncertainty of the timing and outcome of its tax audits.
An event of default, as defined in the NACoal Facility, NACoal Notes and NACoal’s lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred or is anticipated to occur.
NACoal’s variable interest payments are calculated based upon NACoal’s anticipated payment schedule and the December 31, 2013 base rate and applicable margins, as defined in the NACoal Facility. A 1/8% increase in the base rate would increase NACoal’s estimated total annual interest payments on the NACoal Facility by $0.7 million.
The purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll and incentive compensation.
Pension and postretirement funding can vary significantly each year due to plan amendments, changes in the market value of plan assets, legislation and the Company’s decisions to contribute above the minimum regulatory funding requirements. As a result, pension and postretirement funding has not been included in the table above. NACoal does not expect to contribute to its pension plan in 2014. NACoal maintains one supplemental retirement plan that pays monthly benefits to participants directly out of corporate funds and expects to pay benefits of approximately $1.1 million in 2014 and approximately $0.5 million per year from 2015 through 2023. Benefit payments beyond that time cannot currently be estimated. All other pension benefit payments are made from assets of the pension plan. NACoal also expects to make payments related to its other postretirement plans of approximately $0.2 million per year from 2014 through 2023. Benefit payments beyond that time cannot currently be estimated.
NACoal has a long-term liability for mine closing reserves, primarily asset retirement obligations, of approximately $14.3 million and a liability for contingent consideration of $1.6 million, related to the Reed Minerals acquisition, that are not included in the table above due to the uncertainty of the timing of payments to settle these liabilities.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

Off Balance Sheet Arrangements
NACoal has not entered into any off balance sheet financing arrangements, other than operating leases, which are disclosed in the contractual obligations table above.
Capital Expenditures
Following is a table which summarizes actual and planned capital expenditures (in millions):

	Planned	Actual	Actual
	2014	2013	2012
NACoal	$59.4	$52.7	$37.1
Planned expenditures for 2014 include mine equipment and development at existing mines. These expenditures are expected to be funded from internally generated funds and bank borrowings. The increase in planned and actual capital expenditures in 2014 and 2013 from 2012 levels is due to dragline purchases, dragline refurbishment, coal reserve acquisitions and other capital expenditures related to the consolidated mines.
Capital Structure
NACoal’s capital structure is presented below:

	December 31
	2013	2012	Change
Cash and cash equivalents	$27	$4,259	$(4,232)
Other net tangible assets	242,486	166,265	76,221
Goodwill and coal supply agreements, net	59,685	69,752	(10,067)
Net assets	302,198	240,276	61,922
Total debt	(163,843)	(138,021)	(25,822)
Total equity	$138,355	$102,255	$36,100
Debt to total capitalization	54%	57%	(3)%
The increase in other net tangible assets during 2013 is primarily due to an increase in property, plant and equipment, inventory and other long-term assets and a decrease in pension liabilities. The increase in property, plant and equipment was primarily due to the purchase of a dragline, mineral rights, land and equipment. The increase in other long-term assets was mainly attributable to indemnification assets related to the Reed Minerals acquisition and amounts placed in escrow for a future investment. The increase in inventory was primarily attributable to an increase in supplies and coal inventory at MLMC and Reed Minerals. The decrease in pension liabilities was due to the Company amending its pension plan during 2013 to freeze pension benefits effective as of the close of business on December 31, 2013 and a favorable return on assets.

Total debt increased $25.8 million primarily to fund the increase in property, plant and equipment, changes in intercompany taxes and accounts receivable from the unconsolidated mines and $5.0 million placed in escrow for a future investment.
Total equity increased primarily due to net income of $31.9 million and a $4.2 million decrease in accumulated other comprehensive loss in 2013.
OUTLOOK
NACoal expects improved operating performance overall at its coal mining operations in 2014. At the unconsolidated mining operations, steam coal tons delivered in 2014 are expected to increase over 2013 provided customers achieve currently planned power plant operating levels. Demery commenced delivering coal to its customer in 2012 and full production levels are expected to be reached in late 2015. Liberty also commenced production of lignite coal in 2013 for Mississippi Power Company's new Kemper County Energy Facility. Production levels at Liberty are expected to increase gradually from 0.5 million to 1 million tons in 2014 to full production of approximately 4.7 million tons of lignite coal annually in 2019.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

Unconsolidated mines currently in development are expected to continue to generate modest income in 2014. The three mines in development are not expected to be at full production for several years. In the first quarter of 2013, mining permits needed to commence mining operations were issued for the Caddo Creek and the Camino Real projects in Texas. Caddo Creek expects to begin making initial coal deliveries in late 2014. Camino Real expects initial deliveries in the latter half of 2015, and expects to mine approximately 3.0 million tons of coal annually when at full production. Coyote Creek is developing a lignite mine in Mercer County, North Dakota, from which it expects to deliver approximately 2.5 million tons of coal annually beginning in May 2016.

The consolidated coal mining operations are expected to improve significantly. Tons sold at Reed Minerals are expected to increase in 2014 compared with 2013 and productivity improvements and increased mining efficiencies are expected in the second half of 2014. As part of its overall Reed Minerals improvement program, NACoal plans to temporarily idle a higher-cost Reed Minerals mining area during the last three quarters of 2014 while it files a revised mining permit. This permit will allow for a larger contiguous mining area that is expected to improve productivity and reduce costs. While this mining area is temporarily idled, NACoal will continue to supply current customers with coal mined from a nearby operation. However, these improvements at Reed Minerals are expected to be somewhat offset by reduced results at MLMC due to fewer deliveries in 2014 compared with 2013 because of two significant planned outages at the customer's power plant in 2014. Deliveries at MLMC are expected to increase over the longer term as a result of continued operational improvements at the customer's power plant. NACoal also has project opportunities for which it expects to continue to incur additional expenses in 2014. In particular, the company continues to move forward to obtain a permit for its Otter Creek reserve in North Dakota in preparation for construction of a new mine.

Limerock deliveries in 2014 are expected to be lower than 2013 as customer requirements are expected to decline.

Substantial declines in royalty and other income are also expected in 2014 from the high levels realized in 2013 and as a result, net income is expected to decrease significantly in 2014 compared with 2013.

The decrease in 2014 net income is expected to occur largely in the first half of 2014 due to significant losses at Reed Minerals in the first half of the year and substantially lower royalty and other income. Productivity improvements and increased mining efficiencies are expected to result in a slight profit at Reed Minerals in the second half of 2014 but are unlikely to offset the large operating losses expected at Reed Minerals in the first half of the year, fewer deliveries for the year at MLMC and significantly lower royalty and other income. Cash flow before financing activities in 2014 is expected to be positive as compared with the negative cash flow before financing activities in 2013.

Over the longer term, NACoal's goal is to increase earnings of its unconsolidated mines by approximately 50% over 2012 results over the following five years through the development and maturation of its new mines and normal escalation of contractual compensation at its existing mines. Also, NACoal has a goal of at least doubling the earnings contribution from its consolidated mining operations over the following five years from 2012 levels due to benefits from anticipated continued operational improvements at MLMC's customer's power plant and from the company's execution of its long-term plan at the Reed Minerals operations. The company views its acquisition of Reed Minerals as a metallurgical coal strategic initiative which includes significantly increased volume and profitability for the company over the long term.

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
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

Operating Results
The results of operations for HBB were as follows for the years ended December 31:

	2013	2012	2011
Revenues	$547,790	$521,567	$493,047
Operating profit	$40,960	$35,815	$33,823
Interest expense	$1,279	$2,635	$5,231
Other expense	$461	$344	$846
Net income	$25,093	$21,200	$18,363
Effective income tax rate	36.0%	35.4%	33.8%
2013 Compared with 2012
The following table identifies the components of change in revenues for 2013 compared with 2012:

Revenues
2012	$521,567
Increase (decrease) in 2013 from:
Unit volume and product mix	30,952
Average sales price	(3,920)
Foreign currency	(809)
2013	$547,790
Revenues increased 5.0% to $547.8 million in 2013 from $521.6 million in 2012 primarily due to an increase in sales of new products with higher price points, mainly in the U.S. consumer market and improved sales of commercial products, partially offset by decreases in the international consumer markets. The increase in revenues was also partially offset by lower average selling prices of products to retail customers due to an increase in promotions and unfavorable foreign currency movements in 2013 compared with 2012 as the Canadian dollar weakened against the U.S. dollar, partially offset by a strengthening of the Mexican peso.
The following table identifies the components of change in operating profit for 2013 compared with 2012:

Operating Profit
2012	$35,815
Increase (decrease) in 2013 from:
Gross profit	13,082
Environmental expense - Southern Pines and Mt. Airy	1,615
Other selling, general and administrative expenses	(7,352)
Environmental expense - Picton	(2,335)
Foreign currency	135
2013	$40,960

HBB's operating profit increased to $41.0 million in 2013 from $35.8 million in 2012 primarily as a result of higher gross profit and a $1.6 million decrease in HBB's environmental expense related to a third party's commitment to share in environmental liabilities at HBB's Southern Pines and Mt. Airy locations. The increase in gross profit was primarily attributable to an increase in sales of new products with higher price points in 2013 compared with 2012, partially offset by lower prices on comparable products sold. An increase in other selling, general and administrative expenses, mainly due to higher employee-related and advertising costs, and a $2.3 million charge to establish a liability for environmental investigation and remediation activities at HBB's Picton, Ontario facility also partially offset the improvement in operating profit.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

Net income increased to $25.1 million in 2013 compared with $21.2 million in 2012 primarily due to the factors affecting operating profit and lower interest expense as a result of lower levels of borrowings during 2013 compared with 2012.
2012 Compared with 2011
The following table identifies the components of change in revenues for 2012 compared with 2011:

Revenues
2011	$493,047
Increase (decrease) in 2012 from:
Unit volume and product mix	28,432
Average sales price	2,180
Foreign currency	(2,092)
2012	$521,567
Revenues increased 5.8% to $521.6 million in 2012 from $493.0 million in 2011 primarily due to an increase in sales volumes of higher-priced products in the U.S. consumer retail market, mainly to HBB's mass-market retail customers, and higher prices on comparable products sold. The increase in revenues was partially offset by unfavorable foreign currency movements in 2012 compared with 2011.
The following table identifies the components of change in operating profit for 2012 compared with 2011:

Operating Profit
2011	$33,823
Increase (decrease) in 2012 from:
Gross profit	6,985
Other selling, general and administrative expenses	(3,295)
Foreign currency	(1,698)
2012	$35,815

HBB's operating profit increased to $35.8 million in 2012 compared with $33.8 million in 2011. Operating profit increased primarily as a result of higher gross profit caused by a shift in sales mix to higher-margin and higher-priced products partially offset by increased product and transportation costs. In addition, operating profit was favorably affected by the absence of a $1.3 million charge during 2011 for the write-off of a capital lease asset no longer being leased and $0.9 million of costs related to moving the HBB distribution center into a larger facility during 2011. The increase in operating profit was partially offset by an increase in other selling, general and administrative expenses, mainly due to higher employee-related expenses, and unfavorable foreign currency movements.
Net income increased to $21.2 million in 2012 compared with $18.4 million in 2011. The increase was mainly attributable to the increase in operating profit in 2012, combined with lower interest expense primarily due to lower levels of borrowings and lower average interest rates during 2012 compared with 2011.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the change in cash flow for the years ended December 31:

	2013	2012	Change
Operating activities:
Net income	$25,093	$21,200	$3,893
Depreciation and amortization	3,475	3,113	362
Other	332	1,926	(1,594)
Working capital changes	11,854	1,151	10,703
Net cash provided by operating activities	40,754	27,390	13,364

Investing activities:
Expenditures for property, plant and equipment	(2,313)	(3,223)	910
Other	35	8	27
Net cash used for investing activities	(2,278)	(3,215)	937

Cash flow before financing activities	$38,476	$24,175	$14,301
Net cash provided by operating activities increased $13.4 million in 2013 compared with 2012 primarily due to the change in working capital and the increase in net income partially offset by the change in other operating activities. The change in working capital in 2013 is mainly the result of an increase in accounts payable and payroll-related accruals, partially offset by an increase in inventory and accounts receivable. The increase in accounts payable was primarily due to the increase in inventory and a shift in payment terms with certain suppliers. The increase in inventory was driven primarily by higher sales forecasts and higher average inventory costs as a result of a shift in mix to higher-priced products, while the increase in accounts receivable was driven by higher sales. The decrease in other operating activities was mainly due to a change in HBB's pension liability.

	2013	2012	Change
Financing activities:
Net reductions of long-term debt and revolving credit agreements	$(21,229)	$(14,519)	$(6,710)
Cash dividends paid to NACCO	(20,000)	(15,000)	(5,000)
Financing fees paid	—	(1,212)	1,212
Net cash used for financing activities	$(41,229)	$(30,731)	$(10,498)

The increase in net cash used for financing activities was primarily the result of an increase in payments made on the HBB revolver and cash dividends paid to NACCO.

Financing Activities
HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires in July 2017. The obligations under the HBB Facility are secured by substantially all of HBB's assets. The approximate book value of HBB's assets held as collateral under the HBB Facility was $228.9 million as of December 31, 2013.

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
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

the liquidity provided by the HBB Facility. A portion of the availability is denominated in Canadian dollars to provide funding to HBB's Canadian subsidiary. Borrowings bear interest at a floating rate, which can be a base rate, LIBOR or bankers acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective December 31, 2013, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.50%, respectively. The applicable margins, effective December 31, 2013, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.00% and 1.50%, respectively. The HBB Facility also requires a fee of 0.375% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability and average usage, respectively. The floating rate of interest applicable to the HBB Facility at December 31, 2013 was 3.18% including the floating rate margin.
At December 31, 2013, the borrowing base under the HBB Facility was $111.6 million and borrowings outstanding under the HBB Facility were $18.4 million. At December 31, 2013, the excess availability under the HBB Facility was $93.1 million.
To reduce the exposure to changes in the market rate of interest, HBB has entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require HBB to receive a variable interest rate and pay a fixed interest rate. HBB has delayed start interest rate swaps with notional values totaling $20.0 million at December 31, 2013 at an average fixed interest rate of 1.4%. See Note 2 and Note 9 to the Consolidated Financial Statements in this Form10-K for further discussion of HBB's interest rate swap agreements.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to NACCO, subject to achieving availability thresholds. Dividends are limited to the greater of $20.0 million and excess cash flow from the most recently ended fiscal year in each of the two twelve-month periods following the closing date of the HBB Facility, so long as HBB has excess availability under the HBB Facility of not less than $25.0 million and maintains a minimum fixed charge coverage ratio of at least 1.0 to 1.0, as defined in the HBB Facility; and in such amounts as determined by HBB subsequent to the second anniversary of the closing date of the HBB Facility, so long as HBB has excess availability under the HBB Facility of not less than $25.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At December 31, 2013, HBB was in compliance with all covenants in the HBB Facility.

HBB believes funds available from cash on hand at the Company, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the HBB Facility in July 2017.
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of HBB as of December 31, 2013:

	Payments Due by Period
Contractual Obligations	Total	2014	2015	2016	2017	2018	Thereafter
HBB Facility	$18,447	$—	$—	$—	$18,447	$—	$—
Variable interest payments on HBB Facility	3,527	707	880	1,172	768	—	—
Purchase and other obligations	187,350	180,635	1,778	2,218	2,719	—	—
Operating leases	26,475	4,114	4,235	3,704	2,983	3,043	8,396
Unrecognized tax benefits	1,272	1,272	—	—	—	—	—
Total contractual cash obligations	$237,071	$186,728	$6,893	$7,094	$24,917	$3,043	$8,396
Not included in the table above, HBB has a long-term liability of approximately $1.5 million for unrecognized tax benefits, including interest and penalties, as of December 31, 2013. At this time, the Company is unable to make a reasonable estimate of the timing of payments due to, among other factors, the uncertainty of the timing and outcome of its audits.
An event of default, as defined in the HBB Facility and in HBB’s operating agreements, could cause an acceleration of the payment schedule. No such event of default has occurred or is anticipated to occur.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

The purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll and incentive compensation.
Pension funding can vary significantly each year due to plan amendments, changes in the market value of plan assets, legislation and the Company’s decisions to contribute above the minimum regulatory funding requirements. As a result, pension funding has not been included in the table above. HBB does not expect to contribute to its pension plans in 2014. Pension benefit payments are made from assets of the pension plans.
Off Balance Sheet Arrangements
HBB has not entered into any off balance sheet financing arrangements, other than operating leases, which are disclosed in the contractual obligations table above.
Capital Expenditures
Following is a table which summarizes actual and planned capital expenditures (in millions):

	Planned	Actual	Actual
	2014	2013	2012
HBB	$6.7	$2.3	$3.2
Planned expenditures for 2014 are primarily for tooling for new products and improvements to HBB’s information technology infrastructure. These expenditures are expected to be funded from internally generated funds and bank borrowings.
Capital Structure
HBB’s capital structure is presented below:

	December 31
	2013	2012	Change
Cash and cash equivalents	$11	$2,784	$(2,773)
Other net tangible assets	70,700	80,003	(9,303)
Net assets	70,711	82,787	(12,076)
Total debt	(18,447)	(39,676)	21,229
Total equity	$52,264	$43,111	$9,153
Debt to total capitalization	26%	48%	(22)%

Other net tangible assets decreased $9.3 million from December 31, 2012 primarily due to an increase in accounts payable as a result of a shift in payment terms with certain suppliers, an increase in other current liabilities from increased payroll-related accruals and a change in deferred income taxes, partially offset by an increase in inventory and accounts receivable and a change in HBB's pension liability. The increase in inventory was driven by higher sales forecasts and higher average inventory costs due to a shift in mix to higher-priced products while the increase in accounts receivable was driven by higher sales in 2013 compared with 2012.

Total debt decreased $21.2 million due to payments made during 2013.

Total equity increased $9.2 million primarily attributable to HBB's net income of $25.1 million in 2013 and a $4.1 decrease in accumulated other comprehensive loss, mainly due to changes in cash flow hedging and pension, partially offset by $20.0 million of dividends paid to NACCO during 2013.

OUTLOOK
HBB's target consumer, the middle-market mass consumer, continues to struggle with financial and economic concerns. As a result, sales volumes in the middle-market portion of the U.S. small kitchen appliance market in which HBB participates are

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

projected to grow only moderately in 2014. International and commercial product markets in which HBB participates are also anticipated to grow in 2014 compared with 2013.

HBB expects sales volumes to grow more favorably than the market due to improved placements and sales volumes in 2014 compared with 2013. HBB continues to focus on strengthening its North American consumer market position through product innovation, promotions, increased placements and branding programs, together with appropriate levels of advertising for the company's highly successful and innovative product lines. HBB expects the FlexBrewTM coffee maker, launched in late 2012, and the Hamilton Beach® Breakfast Sandwich Maker, launched in early 2013, to continue to gain market position. The company is continuing to introduce innovative products and upgrades to certain products in several small appliance categories. These products, as well as other new product introductions in the pipeline for 2014, are expected to affect both revenues and operating profit positively. As a result of these new products and execution of the company's strategic initiatives, both domestically and internationally, HBB expects an increase in revenues in 2014 compared with 2013 at more than the 2014 market forecast rate of increase.

Overall, HBB expects full-year 2014 net income to be comparable to 2013. The anticipated increase in sales volumes attributable to the continued implementation and execution of HBB's strategic initiatives is expected to be substantially offset by the costs to implement these initiatives and by increased advertising and promotional costs. Product and transportation costs, as well as the negative effects of foreign currency fluctuations, are currently expected to increase modestly in 2014 compared with 2013. HBB continues to monitor both currency effects and commodity costs closely and intends to adjust product prices and product placements, as appropriate, if these costs increase more than anticipated. HBB expects cash flow before financing activities in 2014 to be substantial but down significantly from 2013.

Longer term, HBB will work to take advantage of the potential to improve return on sales through economies of scale derived from market growth and a focus on its five strategic volume growth initiatives: (1) enhancing its placements in the North America consumer business through consumer-driven innovative products and strong sales and marketing support, (2) enhancing internet sales by providing best-in-class retailer support and increased consumer content and engagement, (3) participating in the "only-the-best" market with a strong brand and broad product line, (4) expanding internationally in the emerging Asian and Latin American markets by increasing product offerings and expanding its distribution channels and sales and marketing capabilities and (5) achieving global Commercial market leadership through a commitment to an enhanced global product line for chains and distributors serving the global food service and hospitality markets. During 2013, HBB made strides in the execution of its strategic initiatives and expects to continue to do so in 2014.

THE KITCHEN COLLECTION, LLC
KC’s business is seasonal and a majority of revenues and operating profit typically occurs in the second half of the year when sales of small electric appliances to consumers increase significantly for the fall holiday-selling season.
FINANCIAL REVIEW
Operating Results
The results of operations for KC were as follows for the years ended December 31:

	2013	2012	2011
Revenues	$196,033	$224,695	$221,173
Operating profit (loss)	$(10,903)	$(4,512)	$2,508
Interest expense	$390	$479	$489
Other expense	$70	$86	$85
Net income (loss)	$(6,884)	$(3,087)	$1,105
Effective income tax rate	39.4%	39.2%	42.9%

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

2013 Compared with 2012
The following table identifies the components of change in revenues for 2013 compared with 2012:

Revenues
2012	$224,695
Increase (decrease) in 2013 from:
Closed stores	(25,865)
KC comparable store sales	(7,069)
LGC comparable store sales	(3,018)
New store sales	7,054
Other	236
2013	$196,033
Revenues decreased 12.8% to $196.0 million in 2013 compared with $224.7 million in 2012, primarily as a result of closing unprofitable KC and LGC stores and a decline in comparable store sales at both KC and LGC. The decrease in comparable store sales was mainly due to fewer customer visits and a reduction in store transactions at both store formats, partially offset by a higher average sale transaction value in 2013 compared with 2012. These decreases were partially offset by sales at newly opened KC stores.
At December 31, 2013, KC operated 272 stores compared with 261 stores at December 31, 2012. LGC operated 32 stores at December 31, 2013 compared with 51 stores at December 31, 2012. The Kitchen Collection® store count does not include 5 stores and 34 stores at December 31, 2013 and December 31, 2012, respectively, that were only open for the holiday-selling season.
The following table identifies the components of change in operating loss for 2013 compared with 2012:

Operating loss
2012	$(4,512)
Increase (decrease) in 2013 from:
KC comparable stores	(5,198)
KC new stores	(1,095)
Asset impairment charges	(421)
Severance charges	(355)
Lower of cost or market charge	(341)
LGC comparable stores	(203)
Selling, general and administrative expenses and other	681
Closed stores	541
2013	$(10,903)
KC recorded an operating loss of $10.9 million in 2013 compared with an operating loss of $4.5 million in 2012. The operating loss in 2013 was primarily the result of reduced sales and a shift in sales mix to lower margin products at KC and LGC comparable stores and KC new stores. In addition, KC recorded impairment charges for leasehold improvements and furniture and fixtures at certain stores of $1.1 million in 2013 compared with $0.7 million in 2012, an increase of $0.4 million in severance charges and a $0.3 million lower of cost or market inventory charge. These items were partially offset by favorable selling, general and administrative expenses primarily due to reductions in employee-related and supplies expense.
KC reported a net loss of $6.9 million in 2013 compared with a net loss of $3.1 million in 2012 primarily due to the factors affecting the change in operating loss.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

2012 Compared with 2011
The following table identifies the components of change in revenues for 2012 compared with 2011:

Revenues
2011	$221,173
Increase (decrease) in 2012 from:
New store sales	16,966
KC comparable store sales	430
Closed stores	(12,245)
LGC comparable store sales	(1,458)
Other	(171)
2012	$224,695
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
The following table identifies the components of change in operating profit for 2012 compared with 2011:

Operating Profit (Loss)
2011	$2,508
Increase (decrease) in 2012 from:
KC comparable stores	(2,321)
Selling, general and administrative expenses	(2,127)
Closed stores	(1,430)
LGC comparable stores	(1,093)
New stores	(112)
Leasehold impairment charge	(661)
Warehouse combination costs	724
2012	$(4,512)
KC recorded an operating loss of $4.5 million in 2012 compared with operating profit of $2.5 million in 2011. The operating loss in 2012 was primarily due to lower comparable store results as a result of a shift in sales to lower margin products at both KC and LGC comparable stores and higher employee-related costs at both KC and LGC stores. Higher selling, general and administrative expenses were primarily due to an increase in employee-related expenses, professional fees and real estate taxes. Unfavorable margins at closed stores from the liquidation of inventory contributed to the 2012 operating loss. In addition, KC recorded an impairment charge for leasehold improvements and furniture and fixtures at certain stores in 2012. The operating loss was favorably affected by the absence of costs incurred in 2011 for the relocation of KC's two distribution centers into one larger facility.
KC reported a net loss of $3.1 million in 2012 compared with net income of $1.1 million in 2011 primarily due to the factors affecting the change in operating profit.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the change in cash flow for the years ended December 31:

	2013	2012	Change
Operating activities:
Net loss	$(6,884)	$(3,087)	$(3,797)
Depreciation	4,162	3,611	551
Other	(992)	(312)	(680)
Working capital changes	(6,357)	3,542	(9,899)
Net cash provided by (used for) operating activities	(10,071)	3,754	(13,825)

Investing activities:
Expenditures for property, plant and equipment	(2,150)	(3,872)	1,722
Other	37	20	17
Net cash used for investing activities	(2,113)	(3,852)	1,739

Cash flow before financing activities	$(12,184)	$(98)	$(12,086)
Net cash provided by (used for) operating activities decreased $13.8 million during 2013 compared with 2012 primarily due to the change in working capital and the increase in the net loss in 2013 compared with 2012. The change in working capital was primarily the result of a larger decrease in accounts payable as a result of the lower levels of inventory in 2013 and a smaller decrease in inventory in 2013 compared with 2012 primarily due to KC closing less stores in 2013 than in 2012. The increase in depreciation is primarily due to the inclusion of impairment charges for leasehold improvements and furniture and fixtures at certain stores of $1.1 million in 2013 compared with $0.7 million in 2012.
Expenditures for property, plant and equipment decreased primarily due to the reduction in the number of stores.

	2013	2012	Change
Financing activities:
Net additions (reductions) of long-term debt and revolving credit agreements	$1,460	$(21)	$1,481
Financing fees paid	(17)	(221)	204
Net cash provided by (used for) financing activities	$1,443	$(242)	$1,685
The $1.7 million change in net cash provided by (used for) financing activities during 2013 compared with 2012 was primarily due to borrowings outstanding under the KC revolving credit agreement at December 31, 2013.
Financing Activities
KC has a $30.0 million secured revolving line of credit that expires in August 2017 (the “KC Facility”). The obligations under the KC Facility are secured by substantially all assets of KC. The approximate book value of KC's assets held as collateral under the KC Facility was $63.4 million as of December 31, 2013.

The maximum availability under the KC Facility is derived from a borrowing base formula using KC's eligible inventory and eligible credit card accounts receivable, as defined in the KC Facility. Borrowings bear interest at a floating rate plus a margin based on the excess availability under the agreement, as defined in the KC Facility, which can be either a base rate plus a margin of 1.00% or LIBOR plus a margin of 2.00% as of December 31, 2013. The KC Facility also requires a fee of 0.375% per annum on the unused commitment. The floating rate of interest applicable to the KC Facility at December 31, 2013 was 4.25% including the floating rate margin.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

At December 31, 2013, the borrowing base under the KC Facility was $27.0 million and borrowings outstanding under the KC Facility were $1.5 million. At December 31, 2013, the excess availability under the KC Facility was $25.5 million.

The KC Facility allows for the payment of dividends to NACCO, subject to certain restrictions based on availability and meeting a fixed charge coverage ratio as described in the KC Facility. Dividends are limited to (i) $6.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $7.5 million after giving effect to such payment and maintaining a minimum fixed charge coverage ratio of 1.1 to 1.0, as defined in the KC Facility; (ii) $2.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $7.5 million after giving effect to such payment and (iii) in such amounts as determined by KC, so long as KC has excess availability under the KC Facility of $15.0 million after giving effect to such payment. At December 31, 2013, KC was in compliance with all covenants in the KC Facility.

KC believes funds available from cash on hand at KC and the Company, the KC Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the KC Facility expires in August 2017.

Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of KC as of December 31, 2013:

	Payments Due by Period
Contractual Obligations	Total	2014	2015	2016	2017	2018	Thereafter
KC Facility	$1,460	$1,460	$—	$—	$—	$—	$—
Variable interest payments on KC Facility	54	54	—	—	—	—	—
Purchase and other obligations	33,775	33,775	—	—	—	—	—
Operating leases	79,902	19,958	15,776	12,789	9,354	6,550	15,475
Total contractual cash obligations	$115,191	$55,247	$15,776	$12,789	$9,354	$6,550	$15,475
An event of default, as defined in the KC Facility and KC’s operating lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred or is anticipated to occur.
KC’s interest payments are calculated based upon KC’s anticipated payment schedule and the December 31, 2013 LIBOR rate and applicable margins, as defined in the KC Facility.
The purchase and other obligations are primarily for accounts payable, open purchase orders, accrued payroll and incentive compensation.
Off Balance Sheet Arrangements
KC has not entered into any off balance sheet financing arrangements, other than operating leases, which are disclosed in the contractual obligations table above.
Capital Expenditures
Following is a table which summarizes actual and planned capital expenditures:

	Planned	Actual	Actual
	2014	2013	2012
KC	$1,579	$2,150	$3,872
Planned expenditures in 2014 for property, plant and equipment are primarily for improvements to KC’s information technology infrastructure and store fixtures and equipment at new or existing stores. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

Capital Structure
KC’s capital structure is presented below.

	December 31
	2013	2012	Change
Cash and cash equivalents	$781	$11,522	$(10,741)
Other net tangible assets	37,451	32,134	5,317
Net assets	38,232	43,656	(5,424)
Total debt	(1,460)	—	(1,460)
Total equity	$36,772	$43,656	$(6,884)
Debt to total capitalization	(a)	(a)	(a)
(a)Debt to total capitalization is not meaningful.

Other net tangible assets increased $5.3 million from December 31, 2012 primarily due to a decrease in accounts payable and inventory. The decrease in accounts payable is mainly the result of a reduction in inventory purchases due to lower than expected sales during the 2013 holiday-selling season and the decrease in inventory is from the decrease in the number of stores at December 31, 2013 compared with December 31, 2012.

OUTLOOK

Consumer traffic to all mall locations, and particularly outlet malls, continued to decline in 2013, especially in the fourth quarter. Prospects for 2014 are uncertain. Fewer households were established in 2013, and this trend is expected to continue in 2014 because the middle-market consumer remains under pressure as a result of financial and economic concerns. These concerns are expected to continue to dampen consumer sentiment and limit consumer spending levels for KC's target customer in 2014. In this context, KC expects to close over 50 stores in 2014, with the majority closing in the first quarter, as part of a program to close underperforming stores and realign the business around core stores which perform with acceptable profitability. KC plans to maintain a lower number of stores in 2014 and, as a result, expects 2014 revenues to decrease compared with 2013.

The net effect of closing stores early in 2014 and the anticipated opening of a small number of new stores during the second half of 2014 is expected to contribute to significantly improved operating results with the objective of approaching break-even operating profit in 2014 compared with the significant loss in 2013. As part of KC's program to realign its business, the company plans not only to close unprofitable stores, but also to reduce expenses through a number of cost reduction programs at its headquarters, distribution center and remaining core stores and by terminating its medical benefit plan. This program is expected to be largely implemented in the first half of 2014 and generate significant improvements during the second half of 2014. In addition, KC is focused on driving consumer interest back toward higher-margin products.

Longer term, KC plans to focus on comparable store sales growth around a solid core store portfolio. KC expects to accomplish this by enhancing sales volume and profitability through continued refinement of its formats and ongoing review of specific product offerings, merchandise mix, store displays and appearance, while improving inventory efficiency and store inventory controls. A particular focus will be on increasing sales of higher-margin products. The company will also continue to evaluate and, as lease contracts permit, close or restructure leases for underperforming and loss-generating stores. In the near term, KC expects to add stores cautiously and focus its growth on its core Kitchen Collection® stores, with new stores expected to be located in sound positions in strong outlet malls. KC also expects to focus on growth opportunities in e-commerce.

NACCO AND OTHER
NACCO and Other includes the parent company operations and Bellaire Corporation ("Bellaire"), a non-operating subsidiary of NACCO. Although Bellaire’s operations are immaterial, it has long-term liabilities related to closed mines, primarily from former Eastern U.S. underground coal mining activities.
FINANCIAL REVIEW
Operating Results
The results of operations at NACCO and Other were as follows for the years ended December 31:

	2013	2012	2011
Revenues	$—	$—	$—
Operating loss	$(6,233)	$(7,000)	$(7,463)
Other (income) expense, including closed mine obligations and Applica settlement and litigations costs	$1,547	$4,583	$(56,159)
Net income (loss)	$(5,718)	$(7,681)	$30,589

2013 Compared with 2012

NACCO and Other recognized an operating loss of $6.2 million in 2013 compared with an operating loss of $7.0 million in 2012. The decrease in the operating loss was primarily due to a decrease in employee-related expenses partially offset by a reduction in management fees charged to the subsidiaries', both as a result of the spin-off of Hyster-Yale.
NACCO and Other recognized a decrease in other (income) expense primarily due to revisions of estimated cash flows for the Bellaire asset retirement obligation.

NACCO and Other recognized a net loss of $5.7 million in 2013 compared with a net loss of $7.7 million in 2012 primarily due to the factors affecting the operating loss and other (income) expense.

2012 Compared with 2011

NACCO and Other recognized an operating loss of $7.0 million in 2012 compared with $7.5 million in 2011. The change was primarily due to lower professional fees, partially offset by an increase in employee-related costs in 2012 compared with 2011.

Other (income) expense in 2011 includes the settlement of the Applica litigation, as discussed in the Applica Transaction section below.

NACCO and Other recognized a net loss of $7.7 million in 2012 compared with net income of $30.6 million in 2011 primarily due to the items affecting other (income) expense.

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
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

Share Repurchase Program

On November 8, 2011, the Company announced that the Company's Board of Directors approved the repurchase of up to $50 million of the Company's outstanding Class A common stock (the "2011 Stock Repurchase Program"). The original authorization for the 2011 Stock Repurchase Program expired on December 31, 2012; however, in November 2012 the Company's Board of Directors approved an extension of the 2011 Stock Repurchase Program through December 31, 2013. In total, the Company repurchased $35.6 million of Class A common stock under the 2011 Stock Repurchase Program.

On November 12, 2013, the Company's Board of Directors terminated the 2011 Stock Repurchase Program and approved a new stock repurchase program (the "2013 Stock Repurchase Program") providing for the purchase of up to $60 million of the Company's outstanding Class A Common Stock through December 31, 2015. The timing and amount of any repurchases under the 2013 Stock Repurchase Program will be determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives and market conditions for the Company's Class A common stock. The 2013 Stock Repurchase Program does not require the Company to acquire any specific number of shares. It may be modified, suspended, extended or terminated by the Company at any time without prior notice and may be executed through open market purchases, privately negotiated transactions or otherwise. All or part of the repurchases under the 2013 Stock Repurchase Program may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so. As of December 31, 2013, the Company repurchased $0.9 million of Class A common stock under the 2013 Stock Repurchase Program.

Applica Transaction

In 2006, the Company initiated litigation in the Delaware Chancery Court against Applica Incorporated ("Applica") and individuals and entities affiliated with Applica's shareholder, Harbinger Capital Partners Master Fund, Ltd. The litigation alleged a number of contract and tort claims against the defendants related to the failed transaction with Applica, which had been previously announced. On February 14, 2011, the parties to this litigation entered into a settlement agreement. The settlement agreement provided for, among other things, the payment of $60 million to the Company and dismissal of the lawsuit with prejudice. The payment was received in February 2011. Litigation costs related to the failed transaction with Applica were $2.8 million in 2011.

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

	2013	2012	2011
NACoal	$3,136	$4,135	$3,766
HBB	$3,424	$2,491	$3,314
KC	$250	$250	$125
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
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of NACCO and Other as of December 31, 2013:

Contractual Obligations	Total	2014	2015	2016	2017	2018	Thereafter
Operating leases	$2,660	$266	$266	$266	$266	$266	$1,330
Income taxes payable	7,860	7,860	—	—	—	—	—
Purchase and other obligations	6,380	6,380	—	—	—	—	—
Total contractual cash obligations	$16,900	$14,506	$266	$266	$266	$266	$1,330
Pension and postretirement funding can vary significantly each year due to plan amendments, changes in the market value of plan assets, legislation and the Company’s funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension and postretirement funding has not been included in the table above. NACCO does not expect to contribute to its pension plan during 2014. NACCO and Other maintains one supplemental retirement plan that pays monthly benefits to participants directly out of corporate funds. Annual benefit payments are expected to be less than $0.1 million per year over the next ten years. Benefit payments beyond that time cannot currently be estimated. All other pension benefit payments are made from assets of the pension plan.
The purchase and other obligations are primarily for accounts payable, open purchase orders, accrued payroll and incentive compensation.
NACCO and Other has a long-term liability for mine closing reserves, primarily asset retirement obligations, of $19.7 million that is not included in the table above due to the uncertainty of the timing of payments to settle these liabilities.
Off Balance Sheet Arrangements
NACCO has not entered into any off balance sheet financing arrangements, other than operating leases, which are disclosed in the contractual obligations table above.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

Capital Structure
NACCO’s consolidated capital structure is presented below:

	December 31
	2013	2012	Change
Cash and cash equivalents	$95,390	$139,855	$(44,465)
Other net tangible assets	341,230	264,449	76,781
Goodwill and coal supply agreements, net	59,685	69,752	(10,067)
Net assets	496,305	474,056	22,249
Total debt	(183,750)	(177,697)	(6,053)
Closed mine obligations, net of tax	(14,775)	(15,028)	253
Total equity	$297,780	$281,331	$16,449
Debt to total capitalization - continuing operations	38%	39%	(1)%
RECENTLY ISSUED ACCOUNTING STANDARDS

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
ENVIRONMENTAL MATTERS
The Company’s previous manufacturing operations, like those of other companies engaged in similar businesses, involved the use, disposal and cleanup of substances regulated under environmental protection laws. The Company’s NACoal and Bellaire subsidiaries are affected by the regulations of numerous agencies, particularly the Federal Office of Surface Mining, the United States Environmental Protection Agency, the U.S. Army Corps of Engineers and associated state regulatory authorities. In addition, NACoal and Bellaire closely monitor proposed legislation concerning SMCRA, CAA, reauthorization of the Resource Conservation and Recovery Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Endangered Species Act and other regulatory actions.
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
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

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

KC: (1) changes in gasoline prices, weather conditions, the level of consumer confidence and disposable income as a result of economic conditions, unemployment rates or other events or conditions that may adversely affect the number of customers visiting Kitchen Collection® and Le Gourmet Chef® stores, (2) changes in the sales prices, product mix or levels of consumer purchases of kitchenware, small electric appliances and gourmet foods, (3) changes in costs, including transportation costs, of inventory, (4) delays in delivery or the unavailability of inventory, (5) customer acceptance of new products, (6) the anticipated impact of the opening of new stores, the ability to renegotiate existing leases and effectively and efficiently close under-performing stores, (7) increased competition and (8) the impact of tax penalties under health care reform legislation beginning in 2015.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
The Company's subsidiaries, NACoal, HBB and KC, have entered into certain financing arrangements that require interest payments based on floating interest rates. As such, the Company's financial results are subject to changes in the market rate of interest. There is an inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. To reduce the exposure to changes in the market rate of interest, NACoal and HBB have entered into interest rate swap agreements for a portion of its floating rate financing arrangements. The Company does not enter into interest rate swap agreements for trading purposes. Terms of the interest rate swap agreements require the subsidiaries to receive a variable interest rate and pay a fixed interest rate. See Note 2 and Note 9 to the Consolidated Financial Statements in this Form10-K.

For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its liabilities. The fair value of the Company's interest rate swap agreements was a receivable of $0.9 million at December 31, 2013. A hypothetical 10% decrease in interest rates would cause a decrease of $0.2 million in the fair value of interest rate swap agreements and the resulting fair value would be a receivable of $0.7 million.
FOREIGN CURRENCY EXCHANGE RATE RISK
HBB operates internationally and enters into transactions denominated in foreign currencies, principally the Canadian dollar, the Mexican peso and, to a lesser extent, the Chinese yuan and Brazilian real. As such, HBB's financial results are subject to the variability that arises from exchange rate movements. HBB uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts generally mature within twelve months and require the companies to buy or sell Canadian dollars. See Note 2 and Note 9 to the Consolidated Financial Statements in this Form 10-K.
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. The fair value of the Company's foreign currency exchange contracts was a net receivable of $0.1 million at December 31, 2013. Assuming a hypothetical 10% weakening of the U.S. dollar compared with the Canadian dollar and Brazilian real at December 31, 2013, the fair value of foreign currency-sensitive financial instruments, which represents forward foreign currency exchange contracts, would be decreased by $0.4 million compared with its fair value at December 31, 2013. It is important to note that the change in fair value indicated in this sensitivity analysis would be somewhat offset by changes in the fair value of the underlying receivables and payables.
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
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with accountants on accounting and financial disclosure for the three-year period ended December 31, 2013.

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
Management's report on internal control over financial reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework (1992 framework), management concluded that the Company's internal control over financial reporting was effective as of December 31, 2013. The Company's effectiveness of internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 15 of this Form 10-K and incorporated herein by reference.

Changes in internal control: There have been no changes in the Company's internal control over financial reporting, that occurred during the fourth quarter of 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. OTHER INFORMATION
None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to Directors of the Company will be set forth in the 2014 Proxy Statement under the subheadings “Business to be Transacted — 1. Election of Directors — Director Nominee Information,” which information is incorporated herein by reference.
Information with respect to the audit review committee and the audit review committee financial expert will be set forth in the 2014 Proxy Statement under the heading “Business to be Transacted — 1. Election of Directors — Director Meetings and Committees,” which information is incorporated herein by reference.
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Company's Directors, executive officers and holders of more than ten percent of the Company's equity securities will be set forth in the 2014 Proxy Statement under the subheading “Business to be Transacted — 1. Election of Directors — Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.
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
Item 11. EXECUTIVE COMPENSATION
Information with respect to executive compensation will be set forth in the 2014 Proxy Statement under the subheadings “Business to be Transacted — 1. Election of Directors — Director Compensation” and “— Executive Compensation,” which information is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2014 Proxy Statement under the heading “Beneficial Ownership of Class A Common and Class B Common,” which information is incorporated herein by reference.
Information with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance will be set forth in the 2014 Proxy Statement under the subheading “Business to be Transacted — 1. Election of Directors — Equity Compensation Plan Information," which information is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to certain relationships and related transactions will be set forth in the 2014 Proxy Statement under the subheadings “Business to be Transacted — 1. Election of Directors — Director Meetings and Committees” and “— Certain Business Relationships,” which information is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services will be set forth in the 2014 Proxy Statement under the heading “Business to be Transacted — 4. Ratification of Appointment of Independent Registered Public Accounting Firm for the Current Fiscal Year,” which information is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) and (2) The response to Item 15(a)(1) and (2) is set forth beginning at page F-1 of this Form 10-K.
(a) (3) Listing of Exhibits — See the exhibit index beginning at page X-1 of this Form 10-K.
(b) The response to Item 15(b) is set forth beginning at page X-1 of this Form 10-K.
(c) Financial Statement Schedules — The response to Item 15(c) is set forth beginning at page F-49 of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NACCO Industries, Inc.
By:	/s/ Elizabeth I. Loveman
Elizabeth I. Loveman
Director of Financial Reporting
(Principal Accounting Officer)

March 4, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alfred M. Rankin, Jr.	Chairman, President and Chief Executive Officer (principal executive officer), Director	March 4, 2014
Alfred M. Rankin, Jr.

/s/ J.C. Butler, Jr.	Senior Vice President - Finance, Treasurer and Chief Administrative Officer (principal financial officer)	March 4, 2014
J.C. Butler, Jr.

/s/ Elizabeth I. Loveman	Director of Financial Reporting (principal accounting officer)	March 4, 2014
Elizabeth I. Loveman

* John P. Jumper	Director	March 4, 2014
John P. Jumper

* Dennis W. LaBarre	Director	March 4, 2014
Dennis W. LaBarre

* Richard de J. Osborne	Director	March 4, 2014
Richard de J. Osborne

* James A. Ratner	Director	March 4, 2014
James A. Ratner

* Britton T. Taplin	Director	March 4, 2014
Britton T. Taplin

* David F. Taplin	Director	March 4, 2014
David F. Taplin

* John F. Turben	Director	March 4, 2014
John F. Turben

* David B. H. Williams	Director	March 4, 2014
David B. H. Williams

* J.C. Butler, Jr., by signing his name hereto, does hereby sign this Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.

/s/ J.C. Butler, Jr.	March 4, 2014
J.C. Butler, Jr., Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a)(1) AND (2), AND ITEM 15(c)
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULES
YEAR ENDED DECEMBER 31, 2013
NACCO INDUSTRIES, INC.
CLEVELAND, OHIO

FORM 10-K
ITEM 15(a)(1) AND (2)
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
The following consolidated financial statements of NACCO Industries, Inc. and Subsidiaries are incorporated by reference in Item 8:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm — For each of the three years in the period ended December 31, 2013.	F-3
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm on Internal Control over Financial Reporting — Year ended December 31, 2013.	F-4
Consolidated Statements of Operations — Year ended December 31, 2013, 2012 and 2011.	F-5
Consolidated Statements of Comprehensive Income (Loss) — Year ended December 31, 2013, 2012 and 2011.	F-6
Consolidated Balance Sheets — December 31, 2013 and December 31, 2012.	F-7
Consolidated Statements of Cash Flows — Year ended December 31, 2013, 2012 and 2011.	F-8
Consolidated Statements of Equity — Year ended December 31, 2013, 2012 and 2011.	F-9
Notes to Consolidated Financial Statements.	F-10
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of NACCO Industries, Inc.

We have audited the accompanying consolidated balance sheets of NACCO Industries, Inc. and Subsidiaries (collectively “the Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NACCO Industries, Inc. and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NACCO Industries, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 4, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
March 4, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of NACCO Industries, Inc.

We have audited NACCO Industries, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). NACCO Industries, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting in Item 9A of the Form 10‑K. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, NACCO Industries, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NACCO Industries, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2013 of NACCO Industries, Inc. and Subsidiaries, and our report dated March 4, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
March 4, 2014

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2013	2012	2011
	(In thousands, except per share data)
Revenues	$932,666	$873,364	$790,455
Cost of sales	711,375	647,422	580,815
Gross profit	221,291	225,942	209,640
Earnings of unconsolidated mines	46,429	45,244	45,485
Operating expenses
Selling, general and administrative expenses	199,331	207,553	190,036
Goodwill impairment charge	3,973	—	—
Amortization of intangible assets	3,668	2,802	2,065
Gain on sale of assets	(588)	(6,811)	(1,050)
	206,384	203,544	191,051
Operating profit	61,336	67,642	64,074
Other (income) expense
Interest expense	4,775	6,088	8,789
Income from other unconsolidated affiliates	(1,432)	(1,552)	(1,420)
Applica settlement and litigation costs	—	—	(57,146)
Closed mine obligations	1,817	4,595	989
Other, net, including interest income	456	483	641
	5,616	9,614	(48,147)
Income from continuing operations before income tax provision	55,720	58,028	112,221
Income tax provision	11,270	15,865	32,751
Income from continuing operations, net of tax	44,450	42,163	79,470
Income from discontinued operations, net of tax expense of $7,599 and $18,893 in 2012 and 2011, respectively	—	66,535	82,601
Net income	$44,450	$108,698	$162,071

Basic earnings per share:
Continuing operations	$5.48	$5.04	$9.49
Discontinued operations	—	7.93	9.85
Basic earnings per share	$5.48	$12.97	$19.34

Diluted earnings per share:
Continuing operations	$5.47	$5.02	$9.46
Discontinued operations	—	7.90	9.82
Diluted earnings per share	$5.47	$12.92	$19.28

Basic weighted average shares outstanding	8,105	8,384	8,383
Diluted weighted average shares outstanding	8,124	8,414	8,408

See notes to consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2013	2012	2011
	(In thousands)
Net income	$44,450	$108,698	$162,071
Other comprehensive income (loss)
Foreign currency translation adjustment	(229)	145	(14,942)
Deferred gain on available for sale securities	729	265	27
Current period cash flow hedging activity, net of $477 tax expense in 2013, $2,471 tax expense in 2012 and $266 tax expense in 2011	810	7,658	2,395
Reclassification of hedging activities into earnings, net of $95 tax benefit in 2013, $2,630 tax expense in 2012 and $2,668 tax benefit in 2011	152	(2,757)	9,155
Current period pension and postretirement plan adjustment, net of $5,531 tax expense in 2013, $1,553 tax benefit in 2012, and $7,391 tax benefit in 2011	8,022	(1,716)	(18,977)
Current period curtailment gain into earnings, net of $718 tax expense in 2013	(983)	—	—
Reclassification of pension and postretirement adjustments into earnings, net of $740 tax benefit in 2013, $2,056 tax benefit in 2012 and $1,900 tax benefit in 2011	1,101	5,885	6,704
Comprehensive income	$54,052	$118,178	$146,433
See notes to consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2013	2012
	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$95,390	$139,855
Accounts receivable, net of allowances of $13,705 in 2013 and $16,149 in 2012	120,789	121,147
Accounts receivable from affiliates	32,636	28,144
Inventories, net	184,445	169,440
Deferred income taxes	14,452	15,335
Prepaid expenses and other	13,578	12,921
Total current assets	461,290	486,842
Property, plant and equipment, net	219,256	182,985
Goodwill	—	6,399
Coal supply agreements and other intangibles, net	59,685	63,353
Other non-current assets	69,725	36,727
Total assets	$809,956	$776,306
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$133,016	$127,469
Revolving credit agreements of subsidiaries — not guaranteed by the parent company	23,460	35,288
Current maturities of long-term debt of subsidiaries — not guaranteed by the parent company	7,859	6,961
Accrued income taxes	8,877	2,088
Accrued payroll	29,030	24,288
Other current liabilities	35,877	31,075
Total current liabilities	238,119	227,169
Long-term debt of subsidiaries — not guaranteed by the parent company	152,431	135,448
Mine closing reserves	29,764	29,032
Pension and other postretirement obligations	7,648	15,801
Long-term deferred income taxes	24,786	27,313
Other long-term liabilities	59,428	60,212
Total liabilities	512,176	494,975
Stockholders’ equity
Common stock:
Class A, par value $1 per share, 6,290,414 shares outstanding (2012 - 6,770,689 shares outstanding)	6,290	6,771
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,581,106 shares outstanding (2012 - 1,582,310 shares outstanding)	1,581	1,582
Capital in excess of par value	941	24,612
Retained earnings	301,227	270,227
Accumulated other comprehensive income (loss)	(12,259)	(21,861)
Total stockholders’ equity	297,780	281,331
Total liabilities and equity	$809,956	$776,306
See notes to consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2013	2012	2011
	(In thousands)
Operating Activities
Net income	$44,450	$108,698	$162,071
Income from discontinued operations	—	66,535	82,601
Income from continuing operations	44,450	42,163	79,470

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	24,572	17,992	16,301
Amortization of deferred financing fees	614	1,118	1,129
Deferred income taxes	(7,646)	14,646	(68)
Goodwill impairment charge	3,973	—	—
Gain on sale of assets	(588)	(6,811)	(1,050)
Other	(14,572)	13,117	6,410
Working capital changes, excluding the effect of business acquisitions:
Accounts receivable	(2,779)	(19,154)	10,153
Inventories	(14,871)	(2,776)	4,436
Other current assets	(802)	(1,077)	(1,991)
Accounts payable	4,851	23,870	(11,339)
Other current liabilities	15,863	(8,753)	(2,854)
Net cash provided by operating activities of continuing operations	53,065	74,335	100,597
Net cash provided by operating activities of discontinued operations	—	68,679	54,582

Investing Activities
Expenditures for property, plant and equipment	(57,449)	(44,682)	(20,218)
Acquisition of business	—	(69,287)	—
Proceeds from the sale of assets	2,504	35,974	3,353
Proceeds from note receivable	—	14,434	—
Cash in escrow from investment	(5,000)	—	—
Other	(789)	(207)	80
Net cash used for investing activities of continuing operations	(60,734)	(63,768)	(16,785)
Net cash used for investing activities of discontinued operations	—	(10,469)	(15,916)

Financing Activities
Reductions of long-term debt	(15,803)	(62,446)	(69,115)
Net additions to revolving credit agreements	19,654	82,655	57,507
Cash dividends paid	(8,104)	(45,130)	(17,795)
Cash dividends received from Hyster-Yale	—	5,000	10,000
Purchase of treasury shares	(31,306)	(3,178)	(2,063)
Financing fees paid	(1,209)	(1,433)	(786)
Other	(8)	12	(194)
Net cash used for financing activities of continuing operations	(36,776)	(24,520)	(22,446)
Net cash used for financing activities of discontinued operations	—	(98,913)	(19,425)

Effect of exchange rate changes on cash of continuing operations	(20)	24	(4)
Effect of exchange rate changes on cash of discontinued operations	—	838	(3,832)
Cash and Cash Equivalents
Increase (decrease) for the year	(44,465)	(53,794)	76,771
Net (increase) decrease related to discontinued operations	—	39,865	(15,409)
Balance at the beginning of the year	139,855	153,784	92,422
Balance at the end of the year	$95,390	$139,855	$153,784
See notes to consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Available for Sale Securities	Deferred Gain (Loss) on Cash Flow Hedging	Pension and Postretirement Plan Adjustment	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(In thousands, except per share data)
Balance, January 1, 2011	$6,737	$1,596	$22,668	$475,338	$28,152	$—	$(8,953)	$(78,125)	$447,413	$802	$448,215
Stock-based compensation	65	—	2,157	—	—	—	—	—	2,222	—	2,222
Purchase of treasury shares	(24)	—	(2,039)	—	—	—	—	—	(2,063)		(2,063)
Net income attributable to stockholders	—	—	—	162,071	—	—	—	—	162,071	—	162,071
Cash dividends on Class A and Class B common stock: $2.1200 per share	—	—	—	(17,795)	—	—	—	—	(17,795)	—	(17,795)
Current period other comprehensive income (loss)	—	—	—	—	(14,942)	27	2,395	(18,977)	(31,497)	—	(31,497)
Reclassification adjustment to net income	—	—	—	—	—	—	9,155	6,704	15,859	—	15,859
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	80	80
Balance, December 31, 2011	$6,778	$1,596	$22,786	$619,614	$13,210	$27	$2,597	$(90,398)	$576,210	$882	$577,092
Stock-based compensation	30	—	4,953	—	—	—	—	—	4,983	—	4,983
Purchase of treasury shares	(51)	—	(3,127)	—	—	—	—	—	(3,178)	—	(3,178)
Conversion of Class B to Class A shares	14	(14)	—	—	—	—	—	—	—	—	—
Net income attributable to stockholders	—	—	—	108,698	—	—	—	—	108,698	—	108,698
Cash dividends on Class A and Class B common stock: $5.3775 per share	—	—	—	(45,130)	—	—	—	—	(45,130)	—	(45,130)
Stock dividend	—	—	—	(412,955)	(13,929)	—	(7,784)	64,936	(369,732)	(882)	(370,614)
Current period other comprehensive income (loss)	—	—	—	—	145	265	7,658	(1,716)	6,352	—	6,352
Reclassification adjustment to net income	—	—	—	—	—		(2,757)	5,885	3,128	—	3,128
Balance, December 31, 2012	$6,771	$1,582	$24,612	$270,227	$(574)	$292	$(286)	$(21,293)	$281,331	$—	$281,331
Stock-based compensation	83	—	1,724	—	—	—	—	—	1,807	—	1,807
Purchase of treasury shares	(565)	—	(25,395)	(5,346)	—	—	—	—	(31,306)	—	(31,306)
Conversion of Class B to Class A shares	1	(1)	—	—	—	—	—	—	—	—	—
Net income	—	—	—	44,450	—	—	—	—	44,450	—	44,450
Cash dividends on Class A and Class B common stock: $1.000 per share	—	—	—	(8,104)	—	—	—	—	(8,104)	—	(8,104)
Current period other comprehensive income (loss)	—	—	—	—	(229)	729	810	8,022	9,332	—	9,332
Current period curtailment gain	—	—	—	—	—	—	—	(983)	(983)	—	(983)
Reclassification adjustment to net income	—	—	—	—	—	—	152	1,101	1,253	—	1,253
Balance, December 31, 2013	$6,290	$1,581	$941	$301,227	$(803)	$1,021	$676	$(13,153)	$297,780	$—	$297,780
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

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

The Coteau Properties Company (“Coteau”)
The Falkirk Mining Company (“Falkirk”)
The Sabine Mining Company (“Sabine”)
Demery Resources Company, LLC (“Demery”)
Caddo Creek Resources Company, LLC (“Caddo Creek”)
Coyote Creek Mining Company, LLC (“Coyote Creek”)
Camino Real Fuels, LLC (“Camino Real”)
Liberty Fuels Company, LLC (“Liberty”)
NoDak Energy Services, LLC ("NoDak")
North American Coal Corporation India Private Limited (“NACC India”)

Coteau, Falkirk and Sabine were developed between 1974 and 1981 and operate lignite coal mines under long-term contracts with various utility customers. Coteau, Falkirk and Sabine are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed. Demery, Caddo Creek, Coyote Creek, Camino Real and Liberty (collectively with Coteau, Falkirk and Sabine, the "Unconsolidated Mines") were formed to develop, construct and operate surface mines under long-term contracts. Demery commenced delivering coal to its customer in 2012 and is expected to reach full production levels in late 2015. Liberty commenced production in 2013 and is expected to increase production levels gradually from 0.5 to 1.0 million tons in 2014 to full production of approximately 4.7 million tons annually in 2019. Caddo Creek, Coyote Creek and Camino Real are still in development and are not expected to be in full production for several years. NoDak was formed to operate and maintain a coal processing facility. NACC India was formed to provide technical advisory services to the third-party owners of a coal mine in India.

The contracts with the customers of the Unconsolidated Mines provide for reimbursement at a price based on actual costs plus an agreed pre-tax profit per ton of coal sold or actual costs plus a management fee. Although NACoal owns 100% of the equity and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities or absorb any expected losses without additional support from the customers. The customers have a controlling financial interest and have the power to direct the activities that most significantly affect the economic performance of the entities. As a result, NACoal is not the primary beneficiary and therefore does not consolidate these entities' financial position or results of operations. The income taxes resulting from operations of the Unconsolidated Mines are solely the responsibility of the Company. The pre-tax income from the unconsolidated mines is reported on the line “Earnings of unconsolidated mines” in the Consolidated Statements of Operations, with related taxes included in the provision for income taxes. The Company has included the pre-tax earnings of the Unconsolidated Mines,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

excluding NoDak and NACC India, above operating profit as they are an integral component of the Company's business and operating results. The pre-tax income from NoDak is reported on the line "Income from other unconsolidated affiliates" in the "Other (income) expense" section of the Consolidated Statement of Operations, with the related income taxes included in the provision for income taxes. The net income from NACC India is reported on the line "Income from other unconsolidated affiliates" in the "Other (income) expense" section of the Consolidated Statements of Operations. The unconsolidated mines are accounted for under the equity method. See Note 20 for further discussion.

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
Property, Plant and Equipment, Net: Property, plant and equipment are recorded at cost. Depreciation, depletion and amortization are provided in amounts sufficient to amortize the cost of the assets, including assets recorded under capital leases, over their estimated useful lives using the straight-line method. Buildings and building improvements are depreciated using a 40 year life or, at NACoal, over the life of the mine, which at inception was 30 years. Estimated lives for machinery and equipment range from three to 15 years. Leasehold improvements are depreciated over the shorter of the estimated useful life or the term of the lease. The units-of-production method is used to amortize certain tooling for sourced products and certain coal-related assets based on estimated recoverable tonnages. Repairs and maintenance costs are generally expensed when incurred. Asset retirement costs associated with asset retirement obligations are capitalized with the carrying amount of the related long-lived asset and depreciated over the asset's estimated useful life.
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
Coal Supply Agreements and Other Intangibles, Net: The coal supply agreements represent long-term supply agreements with NACoal's customers and are recorded based on the fair value at the date of acquisition. The coal supply agreements are amortized based on units of production or straight line over the original term of the agreements, which range from 8 to 30 years. The Company reviews identified intangible assets for impairment when changes in circumstances or the occurrence of certain events indicate potential impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

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
Revenue Recognition: Revenues are generally recognized when title transfers and risk of loss passes to the customer. Under its mining contracts, the Company recognizes revenue as the coal or limerock is delivered or services are performed. Revenues at HBB are recognized when customer orders are completed and shipped. Revenues at KC are recognized at the point of sale when payment is made and customers take possession of the merchandise in stores.
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
Advertising Costs: Advertising costs, except for direct response advertising, are expensed as incurred. Total advertising expense was $20.1 million, $16.5 million and $13.5 million in 2013, 2012 and 2011, respectively. Included in these advertising costs are amounts related to cooperative advertising programs at HBB that are recorded as a reduction of sales in the Consolidated Statements of Operations as related revenues are recognized. Direct response advertising, which consists primarily of costs to produce television commercials for HBB products, is capitalized and amortized over the expected period of future benefits. No assets related to direct response advertising were capitalized at December 31, 2013 or 2012.
Product Development Costs: Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to $8.1 million, $7.5 million and $7.4 million in 2013, 2012 and 2011, respectively.
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
Stock Compensation: The Company maintains long-term incentive programs at all of its subsidiaries. The parent company has stock compensation plans that allow the grant of shares of Class A common stock, subject to restrictions, as a means of retaining and rewarding selected employees for long-term performance and to increase ownership in the Company. Shares awarded under the plans are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends at the earliest of (i) five years after the participant's retirement date, (ii) ten years from the award date, or (iii) the participant's death or permanent disability. Pursuant to the plans, the Company issued 16,123 and 72,566 shares related to the years ended December 31, 2013 and 2012, respectively. After the issuance of these shares, there were 233,759 shares of Class A common stock available for issuance under these plans. Compensation expense related to these share awards was $0.9 million ($0.6 million net of tax), $4.4 million ($2.8 million net of tax) and $1.7 million ($1.1 million net of tax) for the years ended December 31, 2013, 2012 and 2011, respectively. Compensation expense represents fair value based on the market price of the shares of Class A common stock at the grant date.
The Company also has a stock compensation plan for non-employee directors of the Company under which a portion of the non-employee directors’ annual retainer is paid in restricted shares of Class A common stock. For the years ended December 31,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

2013 and December 31, 2012, $69,000 of the non-employee directors’ annual retainer of $125,000 was paid in restricted shares of Class A common stock. For the year ended December 31, 2011, $49,500 of the non-employee directors’ annual retainer of $90,000 was paid in restricted shares of Class A common stock. Shares awarded under the plan are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends at the earliest of (i) ten years from the award date, (ii) the date of the director's death or permanent disability, (iii) five years (or earlier with the approval of the Board of Directors) after the director's date of retirement from the Board of Directors, or (iv) the date of the participant's retirement from the Board of Directors and the director has reached 70 years of age. Pursuant to this plan, the Company issued 9,472, 8,944 and 4,938 shares related to the years ended December 31, 2013, 2012 and 2011, respectively. In addition to the mandatory retainer fee received in restricted stock, directors may elect to receive shares of Class A common stock in lieu of cash for up to 100% of the balance of their annual retainer, meeting attendance fees, committee retainer and any committee chairman's fees. These voluntary shares are not subject to any restrictions. Total shares issued under voluntary elections were 1,300 in 2013, 1,991 in 2012, and 1,356 in 2011. After the issuance of these shares, there were 73,042 shares of Class A common stock available for issuance under this plan. Compensation expense related to these awards was $0.6 million ($0.4 million net of tax), $0.8 million ($0.5 million net of tax) and $0.5 million ($0.3 million net of tax) for the years ended December 31, 2013, 2012 and 2011, respectively. Compensation expense represents fair value based on the market price of the shares of Class A common stock at the grant date.
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
The Company uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies. The Company offsets fair value amounts related to foreign currency exchange contracts executed with the same counterparty. These contracts hedge firm commitments and forecasted transactions relating to cash flows associated with sales and purchases denominated in currencies other than the subsidiaries’ functional currencies. Changes in the fair value of forward foreign currency exchange contracts that are effective as hedges are recorded in Accumulated other comprehensive income (loss) (“AOCI”). Deferred gains or losses are reclassified from AOCI to the Consolidated Statement of Operations in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in cost of sales. The ineffective portion of derivatives that are classified as hedges is immediately recognized in earnings and generally recognized in cost of sales.
The Company uses interest rate swap agreements to partially reduce risks related to floating rate financing agreements that are subject to changes in the market rate of interest. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. The Company's interest rate swap agreements and its variable rate financings are predominately based upon the three-month LIBOR (London Interbank Offered Rate). Changes in the fair value of interest rate swap agreements that are effective as hedges are recorded in AOCI. Deferred gains or losses are reclassified from AOCI to the Consolidated Statement of Operations in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in interest expense. The ineffective portion of derivatives that are classified as hedges is immediately recognized in earnings and included on the line “Other” in the “Other income (expense)” section of the Consolidated Statements of Operations.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

Fair Value Measurements: The Company accounts for the fair value measurement of its financial assets and liabilities in accordance with U.S. generally accepted accounting principles, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
A fair value hierarchy requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.
Described below are the three levels of inputs that may be used to measure fair value:
Level 1 - Quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.
Level 2 - Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3 - Unobservable inputs are used when little or no market data is available.
The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement.
See Note 10 for further discussion of fair value measurements.

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

NOTE 3—Other Transactions

NACoal: During 2013, NACoal recorded a cash outflow for investing activities for $5.0 million placed in escrow for a future investment. The $5.0 million is included in "Other non-current assets" on the Consolidated Balance Sheet at December 31, 2013.

On August 31, 2012, NACoal acquired, through a wholly owned subsidiary, four related companies - Reed Minerals, Inc., Reed Hauling Inc., C&H Mining Company, Inc. and Reed Management, LLC (collectively known as "Reed Minerals") - from members of and entities controlled by the Reed family. Reed Minerals is based in Jasper, Alabama and is involved in the mining of steam and metallurgical coal. The results of Reed Minerals have been included in the Company's consolidated financial statements since the date of acquisition. See Note 21 for further discussion of the Reed Minerals acquisition.

During 2012, NACoal sold two draglines for $31.2 million and recognized a gain on the sale of one dragline of $3.3 million. These assets were previously reported as held for sale on the Consolidated Balance Sheet. Also during 2012, NACoal recognized a gain of $3.5 million from the sale of land.

Included in "Accounts receivable from affiliates" on the Consolidated Balance Sheet is $27.9 million and $24.8 million as of December 31, 2013 and December 31, 2012, respectively, due from Coyote Creek, an unconsolidated mine, primarily for the purchase of a dragline from NACoal.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

NACCO and Other: In 2006, the Company initiated litigation in the Delaware Chancery Court against Applica Incorporated ("Applica") and individuals and entities affiliated with Applica's shareholder, Harbinger Capital Partners Master Fund, Ltd. The litigation alleged a number of contract and tort claims against the defendants related to the Company's failed transaction with Applica, which had been previously announced. On February 14, 2011, the parties to this litigation entered into a settlement agreement. The settlement agreement provided for, among other things, the payment of $60.0 million to the Company and dismissal of the lawsuit with prejudice. The payment was received in February 2011. Litigation costs related to this matter were approximately $2.8 million in 2011.

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

NOTE 4—Inventories

Inventories are summarized as follows:

	December 31
	2013	2012
Coal - NACoal	$24,710	$17,311
Mining supplies - NACoal	17,406	13,587
Total inventories at weighted average	42,116	30,898
Sourced inventories - HBB	90,713	84,814
Retail inventories - KC	51,616	53,728
Total inventories at FIFO	142,329	138,542
	$184,445	$169,440

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

NOTE 5—Property, Plant and Equipment, Net

Property, plant and equipment, net includes the following:

	December 31
	2013	2012
Coal lands and real estate:
NACoal	$83,736	$67,621
HBB	226	226
	83,962	67,847
Plant and equipment:
NACoal	180,418	149,908
HBB	45,141	42,850
KC	28,615	29,519
NACCO and Other	4,552	4,339
	258,726	226,616
Property, plant and equipment, at cost	342,688	294,463
Less allowances for depreciation, depletion and amortization	123,432	111,478
	$219,256	$182,985
Total depreciation, depletion and amortization expense on property, plant and equipment was $20.9 million, $15.2 million and $14.3 million during 2013, 2012, and 2011, respectively.
KC's long-lived asset evaluations during 2013 and 2012 resulted in the Company recording an impairment charge of $1.1 million and $0.7 million, respectively, in depreciation expense for leasehold improvements and furniture and fixtures as projected future cash flows were not sufficient to recover the net carrying value of these assets. See Note 10 for further discussion of these nonrecurring fair value measurements.
Depreciation expense for 2011 includes a charge of $1.3 million for a capital lease asset no longer being leased at HBB.
Proven and probable coal reserves, excluding the unconsolidated mines, approximated 1.2 billion tons (unaudited) at December 31, 2013 and 1.2 billion tons (unaudited) at December 31, 2012. These tons are reported on an as received by the customer basis and are the equivalent of “demonstrated reserves” under the coal resource classification system of the U.S. Geological Survey. Generally, these reserves would be commercially mineable at year-end prices and cost levels, using current technology and mining practices.
NOTE 6—Intangible Assets
During 2013, the estimated amount of goodwill decreased by $2.4 million as the Company finalized purchase accounting for the Reed Minerals acquisition. See Note 21 for further discussion of the Reed Minerals acquisition.
The Company performs its annual assessment for impairment of goodwill as of October 1 and more frequently if indicators of impairment are present. The Company concluded during the annual assessment for 2013 that the goodwill within the Reed Minerals reporting unit was fully impaired and recorded a $4.0 million non-cash, goodwill impairment charge during the fourth quarter. See Note 10 for further discussion of this nonrecurring fair value measurement.
The change in the carrying amount of goodwill is as follows:

2013
Balance at December 31, 2012	$6,399
Change in estimate	(2,426)
Goodwill impairment charge	(3,973)
Balance at December 31, 2013	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

Intangible assets other than goodwill, which are subject to amortization, consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance at December 31, 2013
Coal supply agreements	$91,480	$(32,492)	$58,988
Other intangibles	950	(253)	697
	$92,430	$(32,745)	$59,685
Balance at December 31, 2012
Coal supply agreements	$91,480	$(29,015)	$62,465
Other intangibles	950	(62)	888
	$92,430	$(29,077)	$63,353
Amortization expense for intangible assets was $3.7 million, $2.8 million and $2.1 million in 2013, 2012 and 2011, respectively.
Expected annual amortization expense of intangible assets for the next five years is as follows: $3.5 million in 2014, $3.8 million in 2015, 2016, and 2017 and $3.7 million in 2018, respectively. The weighted average amortization period for intangible assets is approximately 27 years.
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
Bellaire Corporation (“Bellaire”) is a non-operating subsidiary of the Company with legacy liabilities relating to closed mining operations, primarily former Eastern U.S. underground coal mining operations. These legacy liabilities include obligations for water treatment and other environmental remediation that arose as part of the normal course of closing these underground mining operations. The Company determined the amounts of these obligations based on estimates adjusted for inflation and then discounted using a credit-adjusted risk-free interest rate. The accretion of the liability is recognized over the estimated life of the asset retirement obligation and is recorded in the line “Closed mine obligations” in the accompanying Consolidated Statements of Operations. Since Bellaire's properties are no longer active operations, no associated asset has been capitalized.

In connection with Bellaire's normal permit renewal with the Pennsylvania Department of Environmental Protection ("DEP"), Bellaire was notified during 2004 that in order to obtain renewal of the permit Bellaire would be required to establish a mine water treatment trust (the "Mine Water Treatment Trust"). On October 1, 2010, Bellaire executed a Post-Mining Treatment Trust Consent Order and Agreement (“Consent”) with the DEP which established the Mine Water Treatment Trust to provide a financial assurance mechanism in order to assure the long-term treatment of post-mining discharges. Bellaire agreed to initially fund the Mine Water Treatment Trust with $5.0 million. Bellaire funded $2.5 million during 2010 upon execution of the Consent and the remaining $2.5 million in 2011. The fair value of the Mine Water Treatment assets are $6.5 million at December 31, 2013 and are legally restricted for purposes of settling the Bellaire asset retirement obligation. See Note 10 for further fair value disclosure.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

A reconciliation of the beginning and ending aggregate carrying amount of the asset retirement obligations are as follows:

	NACoal	Bellaire	NACCO Consolidated
Balance at January 1, 2012	$5,480	$13,652	$19,132
Liabilities acquired with the Reed Minerals acquisition	9,039	—	9,039
Liabilities settled during the period	(14)	(1,539)	(1,553)
Accretion expense	565	1,649	2,214
Revision of estimated cash flows	—	2,654	2,654
Balance at December 31, 2012	$15,070	$16,416	$31,486
Liabilities settled during the period	(316)	(1,243)	(1,559)
Accretion expense	735	1,161	1,896
Revision of estimated cash flows	—	592	592
Balance at December 31, 2013	$15,489	$16,926	$32,415
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

The following table summarizes the Company's available and outstanding borrowings:

	December 31
	2013	2012
Total outstanding borrowings:
Revolving credit agreements:
HBB	$18,447	$39,676
KC	1,460	—
NACoal	140,000	110,000
	$159,907	$149,676

Capital lease obligations and other term loans — NACoal	$17,414	$15,163
Private Placement Notes — NACoal	6,429	12,858
Total debt outstanding	$183,750	$177,697

Current portion of borrowings outstanding:
HBB	$—	$12,676
KC	1,460	—
NACoal	29,859	29,573
	$31,319	$42,249
Long-term portion of borrowings outstanding:
HBB	$18,447	$27,000
NACoal	133,984	108,448
	$152,431	$135,448
Total available borrowings, net of limitations, under revolving credit agreements:
HBB	$111,584	$112,020
KC	27,000	27,000
NACoal	223,936	148,828
	$362,520	$287,848
Unused revolving credit agreements:
HBB	$93,137	$72,344
KC	25,540	27,000
NACoal	83,936	38,828
	$202,613	$138,172
Weighted average stated interest rate on total borrowings:
HBB	3.2%	1.9%
KC	4.3%	N/A
NACoal	2.3%	2.4%
Weighted average effective interest rate on total borrowings (including interest rate swap agreements):
HBB	3.2%	4.3%
KC	N/A	N/A
NACoal	3.0%	2.4%
Annual maturities of total debt, excluding capital leases, are as follows:

2014	$29,889
2015	—
2016	—
2017	—
2018	136,447
Thereafter	4,347
$170,683

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

Interest paid on total debt was $5.3 million, $5.5 million and $8.5 million during 2013, 2012 and 2011, respectively. Interest capitalized was $0.5 million and $0.3 million in 2013 and 2012, respectively. No interest was capitalized in 2011.
HBB: HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires in July 2017. The obligations under the HBB Facility are secured by substantially all of HBB's assets. The approximate book value of HBB's assets held as collateral under the HBB Facility was $228.9 million as of December 31, 2013.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible accounts receivable, inventory and trademarks of the borrowers, as defined in the HBB Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the HBB Facility. A portion of the availability is denominated in Canadian dollars to provide funding to HBB's Canadian subsidiary. Borrowings bear interest at a floating rate, which can be a base rate, LIBOR or bankers acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective December 31, 2013, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.50%, respectively. The applicable margins, effective December 31, 2013, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.00% and 1.50%, respectively. The HBB Facility also requires a fee of 0.375% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability and average usage, respectively. The floating rate of interest applicable to the HBB Facility at December 31, 2013 was 3.18% including the floating rate margin.

At December 31, 2013, the borrowing base under the HBB Facility was $111.6 million and borrowings outstanding were $18.4 million. At December 31, 2013, the excess availability under the HBB Facility was $93.1 million.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to NACCO, subject to achieving availability thresholds. Dividends are limited to the greater of $20.0 million and excess cash flow from the most recently ended fiscal year in each of the two twelve-month periods following the closing date of the HBB Facility, so long as HBB has excess availability under the HBB Facility of not less than $25.0 million and maintains a minimum fixed charge coverage ratio of at least 1.0 to 1.0, as defined in the HBB Facility; and in such amounts as determined by HBB subsequent to the second anniversary of the closing date of the HBB Facility, so long as HBB has excess availability under the HBB Facility of not less than $25.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At December 31, 2013, HBB was in compliance with all covenants in the HBB Facility.

HBB incurred fees and expenses of $1.2 million in the year ended December 31, 2012 related to the HBB Facility. These fees were deferred and are being amortized as interest expense in the Consolidated Statements of Operations over the term of the HBB Facility. No similar fees were incurred in 2013 and 2011.
KC: KC has a $30.0 million secured revolving line of credit that expires in August 2017 (the “KC Facility”). The obligations under the KC Facility are secured by substantially all assets of KC. The approximate book value of KC's assets held as collateral under the KC Facility was $63.4 million as of December 31, 2013.

The maximum availability under the KC Facility is derived from a borrowing base formula using KC's eligible inventory and eligible credit card accounts receivable, as defined in the KC Facility. Borrowings bear interest at a floating rate plus a margin based on the excess availability under the agreement, as defined in the KC Facility, which can be either a base rate plus a margin of 1.00% or LIBOR plus a margin of 2.00% as of December 31, 2013. The KC Facility also requires a fee of 0.375% per annum on the unused commitment. The floating rate of interest applicable to the KC Facility at December 31, 2013 was 4.25% including the floating margin rate.

At December 31, 2013, the borrowing base under the KC Facility was $27.0 million and borrowings outstanding were $1.5 million. At December 31, 2013, the excess availability under the KC Facility was $25.5 million.

The KC Facility allows for the payment of dividends to NACCO, subject to certain restrictions based on availability and meeting a fixed charge coverage ratio as described in the KC Facility. Dividends are limited to (i) $6.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $7.5 million after giving effect to such payment and maintaining a minimum fixed charge coverage ratio of 1.1 to 1.0, as defined in the KC Facility; (ii) $2.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $7.5 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

after giving effect to such payment and (iii) in such amounts as determined by KC, so long as KC has excess availability under the KC Facility of $15.0 million after giving effect to such payment. At December 31, 2013, KC was in compliance with all covenants in the KC Facility.

KC incurred fees and expenses of approximately $0.2 million in the year ended December 31, 2012 related to the KC Facility. These fees were deferred and are being amortized as interest expense in the Consolidated Statements of Operations over the term of the KC Facility. No similar fees were incurred in 2013 and 2011.
NACoal: NACoal has an unsecured revolving line of credit of up to $225.0 million (the “NACoal Facility”) that expires in November 2018. Borrowings outstanding under the NACoal Facility were $140.0 million at December 31, 2013. At December 31, 2013, the excess availability under the NACoal Facility was $83.9 million, which reflects a reduction for outstanding letters of credit of $1.1 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon NACoal achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective December 31, 2013, for base rate and LIBOR loans were 1.00% and 2.00%, respectively. The NACoal Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.35% on the unused commitment at December 31, 2013. The floating rate of interest applicable to the NACoal Facility at December 31, 2013 was 2.16% including the floating rate margin.

The NACoal Facility contains restrictive covenants, which require, among other things, NACoal to maintain a maximum debt to EBITDA ratio of 3.50 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The NACoal Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 3.00 to 1.00 in conjunction with maintaining unused availability thresholds of borrowing capacity, as defined in the NACoal Facility, of $15.0 million. At December 31, 2013, NACoal was in compliance with all covenants in the NACoal Facility.

During 2004 and 2005, NACoal issued unsecured notes totaling $45.0 million in a private placement (the “NACoal Notes”), which require annual principal payments of approximately $6.4 million which began in October 2008 and will mature on October 4, 2014. These unsecured notes bear interest at a weighted-average fixed rate of 6.08%, payable semi-annually on April 4 and October 4. The NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. NACoal had $6.4 million of the private placement notes outstanding at December 31, 2013. The NACoal Notes contain certain covenants and restrictions that require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios, and limit dividends to NACCO based upon maintaining a maximum debt to EBITDA ratio of 3.25 to 1.00. At December 31, 2013, NACoal was in compliance with all covenants in the NACoal Notes.

NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At December 31, 2013, the balance of the note was $4.3 million and the interest rate was 0.32%.

NACoal incurred fees and expenses of $1.2 million and $0.8 million in the years ended December 31, 2013 and December 31, 2011, respectively, related to the NACoal Facility. These fees were deferred and are being amortized as interest expense in the Consolidated Statements of Operations over the term of the NACoal Facility. No similar fees were incurred in 2012.
NOTE 9—Derivative Financial Instruments

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
Foreign Currency Derivatives: HBB held forward foreign currency exchange contracts with total notional amounts of $5.0 million and $10.5 million at December 31, 2013 and December 31, 2012, respectively, denominated in Canadian dollars. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

fair value of these contracts approximated a net receivable of less than $0.1 million and net liability of less than $0.1 million at December 31, 2013 and 2012, respectively.
Forward foreign currency exchange contracts that qualify for hedge accounting are used to hedge transactions expected to occur within the next twelve months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in AOCI. Based on market valuations at December 31, 2013, less than $0.1 million of the amount included in AOCI is expected to be reclassified as income into the Consolidated Statement of Operations over the next twelve months, as the transactions occur.
Interest Rate Derivatives: HBB has interest rate swaps that hedge interest payments on its one-month LIBOR borrowings. The following table summarizes the notional amounts, related rates and remaining terms of interest rate swap agreements active at December 31 in millions:

	Notional Amount		Average Fixed Rate		Remaining Term at
	2013	2012	2013	2012	December 31, 2013
HBB	$20.0	$25.0	1.4%	4.0%	delayed contracts extending to January 2020
The fair value of HBB's interest rate swap agreements was a net receivable of $0.8 million and a net liability of $0.5 million at December 31, 2013 and 2012, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in AOCI. Based on market valuations at December 31, 2013, $0.1 million of the amount included in AOCI is expected to be reclassified as income into the Consolidated Statement of Operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements. The interest rate swap agreements held by HBB on December 31, 2013 are expected to continue to be effective as hedges.
NACoal has interest rate swaps that hedge interest payments on its one-month LIBOR borrowings. The following table summarizes the notional amounts, related rates and remaining terms of the interest rate swap agreement active at December 31 in millions:

	Notional Amount		Average Fixed Rate		Remaining Term at
	2013	2012	2013	2012	December 31, 2013
NACoal	$100.0	$—	1.4%	—%	extending to May 2018
The fair value of NACoal's interest rate swap agreement was a net receivable of $0.1 million at December 31, 2013. NACoal did not hold any derivative financial instruments at December 31, 2012. The mark-to-market effect of the interest rate swap agreement that is considered effective as a hedge has been included in AOCI. Based on market valuations at December 31, 2013, $0.1 million of the amount included in AOCI is expected to be reclassified as income into the Consolidated Statement of Operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreement. The interest rate swap agreement held by NACoal on December 31, 2013 is expected to continue to be effective as a hedge.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

The following table summarizes the fair value of derivative instruments at December 31 as recorded in the Consolidated Balance Sheets:

	Asset Derivatives			Liability Derivatives
	Balance sheet location	2013	2012	Balance sheet location	2013	2012
Derivatives designated as hedging instruments
Interest rate swap agreements
Current	Prepaid expenses and other	$128	$—	Other current liabilities	$—	$456
Long-term	Other non-current assets	809	—	Other long-term liabilities	—	—
Foreign currency exchange contracts
Current	Prepaid expenses and other	83	—	Other current liabilities	—	4
Long-term	Other non-current assets	—	—	Other long-term liabilities	—	—
Total derivatives designated as hedging instruments		$1,020	$—		$—	$460
Derivatives not designated as hedging instruments
Foreign currency exchange contracts
Current	Prepaid expenses and other	$—	$—	Prepaid expenses and other	$14	$—
Long-term	Other current liabilities	—	—	Other current liabilities	—	—
Total derivatives not designated as hedging instruments		$—	$—		$14	$—
Total derivatives		$1,020	$—		$14	$460

The following table summarizes the pre-tax impact of derivative instruments for each year ended December 31 as recorded in the Consolidated Statements of Operations:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2013	2012	2011		2013	2012	2011		2013	2012	2011
Interest rate swap agreements	$933	$(138)	$(398)	Interest expense	$(460)	$(1,207)	$(1,984)	N/A	$—	$—	$—

Foreign currency exchange contracts	354	(282)	1,721	Cost of sales	213	87	855	N/A	—	—	—
Total	$1,287	$(420)	$1,323		$(247)	$(1,120)	$(1,129)		$—	$—	$—

		Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	2013	2012	2011
Foreign currency exchange contracts	Cost of sales or Other	$(14)	$(162)	$(65)
Total		$(14)	$(162)	$(65)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

NOTE 10—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities	$6,540	$6,540	$—	$—
Interest rate swap agreements	937	—	937	—
Foreign currency exchange contracts	83	—	83	—
	$7,560	$6,540	$1,020	$—
Liabilities:
Foreign currency exchange contracts	$14	$—	$14	$—
Contingent consideration	1,581	—	—	1,581
	$1,595	$—	$14	$1,581

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities	$5,419	$5,419	$—	$—
	$5,419	$5,419	$—	$—
Liabilities:
Interest rate swap agreements	$456	$—	$456	$—
Foreign currency exchange contracts	4	—	4	—
Contingent consideration	4,000	—	—	4,000
	$4,460	$—	$460	$4,000

Bellaire's Mine Water Treatment Trust invests in available for sale securities that are reported at fair value based upon quoted market prices in active markets for identical assets; therefore, they are classified as Level 1 within the fair value hierarchy. See Note 7 for further discussion of Bellaire's Mine Water Treatment Trust.

The Company uses significant other observable inputs to value derivative instruments used to hedge foreign currency and interest rate risk; therefore, they are classified within Level 2 of the valuation hierarchy. The fair value for these contracts is determined based on exchange rates and interest rates, respectively. See Note 9 for further discussion of the Company's derivative financial instruments.

The valuation techniques and Level 3 inputs used to estimate the fair value of contingent consideration payable in connection with the Company's acquisition of Reed Minerals are described below. There were no transfers into or out of Levels 1, 2 or 3 during the year ended December 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

The following table summarizes changes in Level 3 liabilities measured at fair value on a recurring basis:

		Contingent Consideration
Balance at	December 31, 2012	$4,000
Change in estimate		(2,426)
Accretion expense		44
Payments		(37)
Balance at	December 31, 2013	$1,581

NACoal acquired Reed Minerals on August 31, 2012 for a purchase price of approximately $70.9 million, which included contingent consideration initially estimated to be $4.0 million. During 2013, the estimate of the contingent consideration liability decreased by $2.4 million as the Company finalized purchase accounting for the Reed Minerals acquisition. The contingent consideration is structured as an earn-out payment to the sellers of Reed Minerals. The earn-out is calculated as a percentage by which the monthly average coal selling price exceeds an established threshold multiplied by the number of tons sold during the month. The earn-out period covers the first 15.0 million tons of coal sold from the Reed Minerals coal reserves. There is no monetary cap on the amount payable under this contingent payment arrangement. The liability for contingent consideration is included in other long-term liabilities in the Consolidated Balance Sheet. Earn-out payments, if payable, are paid quarterly. Earn-out payments of less than $0.1 million were paid during the year ended December 31, 2013.

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

Nonrecurring Fair Value Measurements: The Company performs its annual assessment for impairment of goodwill as of October 1 and more frequently if indicators of impairment are present. In performing the test of goodwill, the Company utilized the two-step approach. The first step requires a comparison of the carrying value of the reporting unit to the estimated fair value of the reporting unit. If the carrying value of the reporting unit exceeds its estimated fair value, the Company performs the second step of the goodwill impairment test to calculate the implied fair value of the reporting unit's goodwill and compares that to its carrying value to measure the amount of the impairment, if any.
In step one, the Company used a combination of an income approach and a market approach to estimate the fair value of the Reed Minerals reporting unit. The income approach utilized a discounted cash flow valuation technique ("DCF model") which incorporates the Company's historical results and projected, future estimates of after-tax cash flows attributable to the reporting units future growth rates, terminal value amounts and the weighted average cost of capital. The market approach utilized the guideline public company method and the guideline merged and acquired company method to determine the fair value of the reporting unit. The valuation result from the market approach was dependent upon the selection of the comparable guideline companies and transactions and the revenue multiple applied to the Reed Minerals reporting unit's historical and projected financial information. Significant management judgment was applied in determining the weight, 25% and 75%, assigned to the outcome of the market approach and the income approach, respectively, which resulted in one single estimate of fair value of the reporting unit. The Company determined that the carrying value of the Reed Minerals reporting unit exceeded its estimated fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

In performing Step 2 of the goodwill impairment test, the Company estimated the implied fair value of the Reed Minerals reporting units goodwill and concluded goodwill was fully impaired resulting in a non-cash charge of $4.0 million recognized during the year ended December 31, 2013. This charge had no impact on the Company's cash flows or compliance with debt covenants. The primary factors contributing to the goodwill impairment charge were changes to the mine plan in 2014 and beyond as a result of decreased demand for high-quality metallurgical coal, assumptions regarding future metallurgical coal price trends, higher mining costs and the associated impact on future cash flows from these changes.
The fair value measurement of the reporting unit under the step-one analysis and the step-two analysis in their entirety are classified as Level 3 inputs. The estimates and assumptions underlying the fair value calculations used in the Company's annual impairment tests are uncertain by their nature and can vary significantly from actual results. Factors that management must estimate include, but are not limited to, industry and market conditions, sales volume and pricing, mining costs, capital expenditures, working capital changes, cost of capital, debt-equity mix and tax rates. The estimates and assumptions that most significantly affect the fair value calculation are metallurgical coal prices and sales volume and the associated cash flow assumptions, weighted average cost of capital, and revenue multiples from the selected comparable companies. The estimates and assumptions used in the estimate of fair value are consistent with those the Company uses in its internal planning.
KC evaluates long-lived assets for impairment whenever changes in circumstances or the occurrence of certain events indicate the carrying amount may not be recoverable. The carrying amount is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. KC considered the poor results from the fall holiday-selling season and related 2013 operating loss to be an indicator of impairment.  For KC’s asset impairment analysis, the primary input is projected future cash flows utilizing assumptions consistent with those the Company uses in its internal planning, which are classified as Level 3 inputs. As a result of the fiscal year-end review of long-lived store-related assets, the Company recorded impairment charges of $1.1 million and $0.7 million in 2013 and 2012, respectively, included in depreciation expense within cost of goods sold in the Consolidated Statements of Operations. The 2013 charges were related to underperforming stores ($0.5 million), LGC and KC stores scheduled to close in 2014 ($0.4 million) and test concept stores ($0.2 million). Long-lived assets at the stores consist mainly of leasehold improvements and furniture and fixtures. The fair value for leasehold improvements was determined to be zero as such assets were deemed to have no future use or economic benefit based on the Company's analysis using market participant assumptions, and therefore no expected future cash flows. The fair value for store fixtures is based on the market exit price based on historical experience. The impairment charges in 2013 were largely the result of decreased expected future operating results and the decision to close certain stores in 2014.
See Note 5 and Note 6 for further discussion of Property, Plant and Equipment and Intangible Assets, respectively.

Other Fair Value Measurement Disclosures: The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account subsidiary credit risk, which is Level 2 as defined in the fair value hierarchy. At December 31, 2013, both the fair value and the book value of revolving credit agreements and long-term debt, excluding capital leases, was $170.7 million. At December 31, 2012, the fair value of revolving credit agreements and long-term debt, excluding capital leases, was $166.8 million compared with the book value of $166.0 million.
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable and derivatives. HBB maintains significant accounts receivable balances with several large retail customers. At December 31, 2013 and 2012, receivables from HBB's five largest customers represented 53.5% and 48.9%, respectively, of the Company's consolidated, net accounts receivable. In addition, under its mining contracts, NACoal recognizes revenue and a related receivable as coal or limerock is delivered or predevelopment services are provided. These mining contracts provide for monthly settlements. HBB and NACoal's significant credit concentration is uncollateralized; however, historically minimal credit losses have been incurred. To further reduce credit risk associated with accounts receivable, the Company performs periodic credit evaluations of its customers, but does not generally require advance payments or collateral. The Company enters into derivative contracts with high-quality financial institutions and limits the amount of credit exposure to any one institution. See Note 9 for further discussion of the Company's derivative financial instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

NOTE 11—Leasing Arrangements

The Company leases certain office and warehouse facilities, retail stores and machinery and equipment under noncancellable capital and operating leases that expire at various dates through 2026. Many leases include renewal and/or fair value purchase options.
Future minimum capital and operating lease payments at December 31, 2013 are:

	Capital Leases	Operating Leases
2014	$1,732	$35,577
2015	1,732	28,780
2016	1,732	23,035
2017	1,732	15,915
2018	2,022	12,118
Subsequent to 2018	5,517	28,659
Total minimum lease payments	14,467	$144,084
Amounts representing interest	1,400
Present value of net minimum lease payments	13,067
Current maturities	1,430
Long-term capital lease obligation	$11,637
Rental expense for all operating leases was $45.0 million, $42.9 million and $40.9 million for 2013, 2012 and 2011, respectively. The Company also recognized $0.6 million, $0.6 million and $0.8 million for 2013, 2012 and 2011, respectively, in rental income on subleases of equipment under operating leases in which it was the lessee.
Assets recorded under capital leases are included in property, plant and equipment and consist of the following:

	December 31
	2013	2012
Plant and equipment	$14,509	$12,307
Less accumulated depreciation	1,650	726
	$12,859	$11,581
Depreciation of plant and equipment under capital leases is included in depreciation expense in each of the years ended December 31, 2013, 2012 and 2011.
Capital lease obligations of $2.2 million, $9.3 million and $3.0 million were incurred in connection with lease agreements to acquire plant and equipment during 2013, 2012 and 2011, respectively.
NOTE 12—Contingencies

Various legal and regulatory proceedings and claims have been or may be asserted against NACCO and certain subsidiaries relating to the conduct of their businesses, including product liability, patent infringement, asbestos related claims, environmental and other claims. These proceedings and claims are incidental to the ordinary course of business of the Company. Management believes that it has meritorious defenses and will vigorously defend the Company in these actions. Any costs that management estimates will be paid as a result of these claims are accrued when the liability is considered probable and the amount can be reasonably estimated. Although the ultimate disposition of these proceedings is not presently determinable, management believes, after consultation with its legal counsel, that the likelihood is remote that material costs will be incurred in excess of accruals already recognized.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

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

HBB's estimates of investigation and remediation costs may change if it discovers contamination at additional sites or additional contamination at known sites, if the effectiveness of its current remediation efforts change, if applicable federal or state regulations change or if HBB's estimate of the time required to remediate the sites changes. HBB's revised estimates may differ materially from original estimates. At December 31, 2013 and December 31, 2012, HBB had accrued undiscounted obligations of $6.9 million and $4.7 million, respectively, for environmental investigation and remediation activities at these sites. In addition, HBB estimates that it is reasonably possible that it may incur additional expenses in the range of zero to $4.6 million related to the environmental investigation and remediation at these sites. The increase in the liability from December 31, 2012 is primarily due to a $2.3 million charge to establish a liability for environmental investigation and remediation activities at HBB's Picton, Ontario facility as a result of an environmental study performed in 2013. Also during 2013, HBB recorded a $1.6 million receivable recorded in "Other non-current assets" on the Consolidated Balance Sheet, related to a third party's commitment to share in environmental liabilities at HBB's Southern Pines and Mt. Airy locations. The recognition of the receivable reduced selling, general and administrative expenses in 2013. Both the obligations and the receivable are undiscounted.

NOTE 13—Product Warranties

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
Changes in the Company's current and long-term warranty obligations are as follows:

	2013	2012
Balance at January 1	$4,269	$4,230
Warranties issued	8,855	6,398
Settlements made	(7,781)	(6,359)
Balance at December 31	$5,343	$4,269

NOTE 14—Stockholders' Equity and Earnings Per Share

NACCO Industries, Inc. Class A common stock is traded on the New York Stock Exchange under the ticker symbol “NC.” Because of transfer restrictions on Class B common stock, no trading market has developed, or is expected to develop, for the Company's Class B common stock. The Class B common stock is convertible into Class A common stock on a one-for-one basis at any time at the request of the holder. The Company's Class A common stock and Class B common stock have the same cash dividend rights per share. The Class A common stock has one vote per share and the Class B common stock has ten votes per share. The total number of authorized shares of Class A common stock and Class B common stock at December 31, 2013 was 25,000,000 shares and 6,756,176 shares, respectively. Treasury shares of Class A common stock totaling 1,912,322 and 1,430,843 at December 31, 2013 and 2012, respectively, have been deducted from shares outstanding.

Share Repurchase Program: On November 8, 2011, the Company announced that the Company's Board of Directors approved the repurchase of up to $50 million of the Company's outstanding Class A common stock (the "2011 Stock Repurchase Program"). The original authorization for the 2011 Stock Repurchase Program expired on December 31, 2012; however, in November 2012 the Company's Board of Directors approved an extension of the 2011 Stock Repurchase Program

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

through December 31, 2013. In total, the Company repurchased $35.6 million of Class A common stock under the 2011 Stock Repurchase Program.

On November 12, 2013, the Company's Board of Directors terminated the 2011 Stock Repurchase Program and approved a new stock repurchase program (the "2013 Stock Repurchase Program") providing for the purchase of up to $60 million of the Company's outstanding Class A Common Stock through December 31, 2015. The timing and amount of any repurchases under the 2013 Stock Repurchase Program will be determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives and market conditions for the Company's Class A common stock. The 2013 Stock Repurchase Program does not require the Company to acquire any specific number of shares. It may be modified, suspended, extended or terminated by the Company at any time without prior notice and may be executed through open market purchases, privately negotiated transactions or otherwise. All or part of the repurchases under the 2013 Stock Repurchase Program may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so. As of December 31, 2013, the Company repurchased $0.9 million of Class A common stock under the 2013 Stock Repurchase Program.

As of December 31, 2013, the Company had repurchased 639,891 shares of Class A common stock for an aggregate purchase price of $36.5 million under both the 2011 Stock Repurchase Program and the 2013 Stock Repurchase Program (the "2011 and 2013 Programs"). During 2013, the Company repurchased $31.3 million under the 2011 and 2013 Programs. During 2013 the average purchase price per share and number of shares repurchased under the 2011 and 2013 Programs were $55.42 per share and 564,817 shares, respectively.
Stock Options: The 1975 and 1981 stock option plans, as amended, provide for the granting to officers and other key employees of options to purchase Class A common stock and Class B common stock of the Company at a price not less than the market value of such stock at the date of grant. Options become exercisable over a four-year period and expire ten years from the date of the grant. During the three-year period ending December 31, 2013, there were 80,701 shares of Class A common stock and 80,100 shares of Class B common stock available for grant. However, no options were granted during the three-year period ended December 31, 2013 and no options remain outstanding at the end of any of the years ended December 31, 2013, 2012 and 2011. At present, the Company does not intend to issue additional stock options.
Stock Compensation: See Note 2 for a discussion of the Company's restricted stock awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

Amounts Reclassified out of Accumulated Other Comprehensive Income: The following table summarizes the amounts reclassified out of AOCI and recognized in the Consolidated Statement of Operations:

	Amount reclassified from AOCI
Details about AOCI components	2013	Location of loss (gain) reclassified from AOCI into income
	(In thousands)
Loss (gain) on cash flow hedging
Foreign exchange contracts	$(213)	Cost of sales
Interest rate contracts	460	Interest expense
	247	Total before income tax expense
	(95)	Income tax expense (benefit)
	$152	Net of tax

Pension and postretirement plan
Actuarial loss	$1,995	(a)
Prior-service credit	(154)	(a)
	1,841	Total before income tax expense
	(740)	Income tax expense (benefit)
	$1,101	Net of tax

Total reclassifications for the period	$1,253	Net of tax

(a) These AOCI components are included in the computation of pension expense. See Note 16 for a discussion of the Company's pension expense.
Earnings per Share: For purposes of calculating earnings per share, no adjustments have been made to the reported amounts of net income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

The weighted average number of shares of Class A common stock and Class B common stock outstanding used to calculate basic and diluted earnings per share were as follows:

	2013	2012	2011
Basic weighted average shares outstanding	8,105	8,384	8,383
Dilutive effect of restricted stock awards	19	30	25
Diluted weighted average shares outstanding	8,124	8,414	8,408

Continuing operations	$5.48	$5.04	$9.49
Discontinued operations	—	7.93	9.85
Basic earnings per share	$5.48	$12.97	$19.34

Continuing operations	$5.47	$5.02	$9.46
Discontinued operations	—	7.90	9.82
Diluted earnings per share	$5.47	$12.92	$19.28

NOTE 15—Income Taxes

The components of income from continuing operations before income tax provision and the income tax provision for the years ended December 31 are as follows:

	2013	2012	2011
Income from continuing operations before income tax provision
Domestic	$54,630	$53,167	$106,944
Foreign	1,090	4,861	5,277
	$55,720	$58,028	$112,221
Income tax provision
Current income tax provision (benefit):
Federal	$15,392	$(1,811)	$28,714
State	1,965	1,474	2,472
Foreign	1,559	1,556	1,633
Total current	18,916	1,219	32,819
Deferred income tax provision (benefit):
Federal	(5,490)	14,107	(205)
State	(1,141)	668	310
Foreign	(1,015)	(129)	(173)
Total deferred	(7,646)	14,646	(68)
	$11,270	$15,865	$32,751
The Company made income tax payments of $10.8 million, $20.3 million and $24.9 million during 2013, 2012 and 2011, respectively. During the same periods, income tax refunds totaled $1.2 million, $0.8 million and $0.5 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

A reconciliation of the federal statutory and effective income tax rate for the years ended December 31 is as follows:

	2013	2012	2011
Income from continuing operations before income tax provision	$55,720	$58,028	$112,221
Statutory taxes at 35.0%	$19,502	$20,310	$39,277
State and local income taxes	136	1,568	1,925
Non-deductible expenses	1,081	1,112	1,336
Percentage depletion	(8,057)	(4,963)	(6,895)
R&D and other federal credits	(1,173)	(132)	(206)
Other, net	(219)	(2,030)	(2,686)
Income tax provision	$11,270	$15,865	$32,751
Effective income tax rate	20.2%	27.3%	29.2%
As of December 31, 2013, the cumulative unremitted earnings of the Company's foreign subsidiaries are approximately $8.8 million. The Company has provided a cumulative deferred tax liability in the amount of $0.2 million with respect to the cumulative unremitted earnings of the Company as of December 31, 2013 which are expected to be repatriated. The Company has continued to conclude predominately all remaining foreign earnings in excess of this amount will be indefinitely reinvested in its foreign operations and, therefore, the recording of deferred tax liabilities for such unremitted earnings is not required. It is impracticable to determine the amount of unrecognized deferred taxes with respect to these permanently reinvested earnings; however, foreign tax credits would be available to reduce, in part, U.S. income taxes in the event of a distribution.
A detailed summary of the total deferred tax assets and liabilities in the Company's Consolidated Balance Sheets resulting from differences in the book and tax basis of assets and liabilities follows:

	December 31
	2013	2012
Deferred tax assets
Tax carryforwards	$5,029	$6,995
Inventories	4,709	3,139
Accrued expenses and reserves	26,019	24,041
Accrued pension benefits	—	7,357
Other employee benefits	11,432	7,971
Other	7,375	7,201
Total deferred tax assets	54,564	56,704
Less: Valuation allowance	2,280	3,082
	52,284	53,622
Deferred tax liabilities
Depreciation and depletion	39,906	45,023
Partnership investment - development costs	20,215	19,852
Accrued pension benefits	1,037	—
Unremitted foreign earnings	168	101
Total deferred tax liabilities	61,326	64,976
Net deferred liability	$(9,042)	$(11,354)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

The following table summarizes the tax carryforwards and associated carryforward periods and related valuation allowances where the Company has determined that realization is uncertain:

	December 31, 2013
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$430	$351	2020 - Indefinite
State losses	4,529	1,849	2014 - 2033
Alternative minimum tax credit	70	—	Indefinite
Total	$5,029	$2,200

	December 31, 2012
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$367	$366	2020 - Indefinite
State losses	4,761	2,650	2014 - 2033
Alternative minimum tax credit	1,867	—	Indefinite
Total	$6,995	$3,016
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
The following is a reconciliation of the Company's total gross unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the financial statements for the years ended December 31, 2013 and 2012. Approximately $4.2 million and $1.7 million of these gross amounts as of December 31, 2013 and 2012, respectively, relate to permanent items that, if recognized, would impact the effective income tax rate. This amount differs from the gross unrecognized tax benefits presented in the table below due to the decrease in U.S. federal income taxes which would occur upon the recognition of the state tax benefits included herein.

	2013	2012
Balance at January 1	$2,691	$2,965
Additions based on tax positions related to prior years	5,615	—
Additions based on tax positions related to the current year	78	264
Reductions due to settlements with taxing authorities and the lapse of the applicable statute of limitations	(536)	(538)
Balance at December 31	$7,848	$2,691
The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The Company recognized net expense of $0.4 million and $0.2 million in interest and penalties related to uncertain tax positions during 2013 and 2012, respectively. The total amount of interest and penalties accrued was $1.4 million and $1.0 million as of December 31, 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

The Company expects the amount of unrecognized tax benefits will change significantly within the next twelve months. The change in unrecognized tax benefits, which is reasonably possible within the next twelve months, is $5.7 million. The expected change includes $3.5 million of items already provided to and agreed by the Internal Revenue Service during the course of the examination of the 2011 and 2012 U.S. federal tax returns. These items will be removed from the schedule of unrecognized tax benefits upon close of the exam, expected in the first half of 2014.
In general, the Company operates in taxing jurisdictions that provide a statute of limitations period ranging from three to five years for the taxing authorities to review the applicable tax filings. The examination of the 2009 and 2010 U.S. federal tax returns concluded in the third quarter of 2013. The 2011 and 2012 U.S. federal tax returns are currently under exam and are expected to be settled during 2014. The Company does not have any additional material taxing jurisdictions in which the statute of limitations has been extended beyond the applicable time frame allowed by law.
NOTE 16—Retirement Benefit Plans
Defined Benefit Plans: The Company maintains various defined benefit pension plans that provide benefits based on years of service and average compensation during certain periods. During 2013, the Company amended the Combined Defined Benefit Plan for NACCO Industries, Inc. and its subsidiaries (the “Combined Plan”) to freeze pension benefits for all employees, including those for certain unconsolidated mines' employees and cost of living adjustments ("COLA's") for other employees, effective as of the close of business on December 31, 2013. As a result of this amendment, the Company remeasured the Combined Plan and recorded a $1.7 million pre-tax curtailment gain during the third quarter of 2013.
The Company also amended the Supplemental Retirement Benefit Plan (the “SERP”) to freeze all remaining pension benefits. In years prior to 2013, benefits other than COLA’s were frozen for all SERP participants. Effective as of the close of business on December 31, 2013, all COLA benefits under the SERP were eliminated for all plan participants.
Certain executive officers also maintain accounts under various deferred compensation plans that were frozen effective December 31, 2007. All other eligible employees of the Company, including employees whose pension benefits are frozen, receive retirement benefits under defined contribution retirement plans.
The assumptions used in accounting for the defined benefit plans were as follows for the years ended December 31:

	2013	2012	2011
United States Plans
Weighted average discount rates for pension benefit obligation	4.00% - 4.75%	3.50% - 3.90%	4.30% - 4.55%
Weighted average discount rates for net periodic benefit cost	3.50% - 4.70%	4.30% - 4.55%	5.10% - 5.30%
Expected long-term rate of return on assets for pension benefit obligation	7.75%	7.75%	8.25%
Expected long-term rate of return on assets for net periodic benefit cost	7.75%	8.25%	8.50%
Non-U.S. Plan
Weighted average discount rates for pension benefit obligation	4.50%	4.00%	4.25%
Weighted average discount rates for net periodic benefit cost	4.00%	4.25%	5.25%
Rate of increase in compensation levels	3.50%	3.50%	3.50%
Expected long-term rate of return on assets for pension benefit obligation	6.00%	6.00%	6.25%
Expected long-term rate of return on assets for net periodic benefit cost	6.00%	6.25%	6.50%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

Set forth below is a detail of the net periodic pension expense (income) for the defined benefit plans for the years ended December 31:

	2013	2012	2011
United States Plans
Interest cost	$2,766	$3,056	$3,374
Expected return on plan assets	(4,513)	(4,344)	(4,430)
Amortization of actuarial loss	1,822	2,772	2,326
Amortization of prior service credit	(47)	(100)	(99)
Curtailment gain	(1,701)	—	—
Net periodic pension expense (income)	$(1,673)	$1,384	$1,171

Non-U.S. Plan
Interest cost	$197	$208	$229
Expected return on plan assets	(282)	(287)	(336)
Amortization of actuarial loss	121	131	53
Net periodic pension expense (income)	$36	$52	$(54)
Set forth below is a detail of other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended December 31:

	2013	2012	2011
United States Plans
Current year actuarial (gain) loss	$(11,503)	$3,131	$6,972
Amortization of actuarial loss	(1,822)	(2,772)	(2,326)
Current year prior service credit	(1,331)	—	—
Amortization of prior service credit	47	100	99
Curtailment gain	1,701	—	—
Total recognized in other comprehensive (income) loss	$(12,908)	$459	$4,745
Non-U.S. Plan
Current year actuarial (gain) loss	$(735)	$45	$1,218
Amortization of actuarial loss	(121)	(131)	(53)
Total recognized in other comprehensive (income) loss	$(856)	$(86)	$1,165

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

The following table sets forth the changes in the benefit obligation and the plan assets during the year and the funded status of the defined benefit plans at December 31:

	2013		2012
	U.S. Plans	Non-U.S. Plan	U.S. Plans	Non-U.S. Plan
Change in benefit obligation
Projected benefit obligation at beginning of year	$72,977	$5,212	$69,796	$4,877
Interest cost	2,766	197	3,056	208
Actuarial (gain) loss	(4,488)	(317)	5,302	167
Benefits paid	(4,715)	(160)	(5,177)	(148)
Plan amendments	(1,441)	—	—	—
Foreign currency exchange rate changes	—	(329)	—	108
Projected benefit obligation at end of year	$65,099	$4,603	$72,977	$5,212
Accumulated benefit obligation at end of year	$65,099	$4,603	$72,977	$5,212
Change in plan assets
Fair value of plan assets at beginning of year	$60,012	$4,961	$51,620	$4,597
Actual return on plan assets	11,383	719	6,513	410
Employer contributions	490	—	7,056	—
Benefits paid	(4,715)	(160)	(5,177)	(148)
Foreign currency exchange rate changes	—	(334)	—	102
Fair value of plan assets at end of year	$67,170	$5,186	$60,012	$4,961
Funded status at end of year	$2,071	$583	$(12,965)	$(251)
Amounts recognized in the balance sheets consist of:
Noncurrent assets	$8,005	$583	$20	$—
Current liabilities	(1,138)	—	(477)	—
Non-current liabilities	(4,796)	—	(12,508)	(251)
	$2,071	$583	$(12,965)	$(251)
Components of accumulated other comprehensive loss (income) consist of:
Actuarial loss	$18,861	$1,380	$32,187	$2,385
Prior service cost	626	—	210	—
Deferred taxes	(7,854)	(576)	(13,216)	(945)
	$11,633	$804	$19,181	$1,440
The actuarial loss and prior service cost included in accumulated other comprehensive income (loss) expected to be recognized in net periodic benefit cost in 2014 are $0.9 million ($0.6 million net of tax) and less than $0.1 million, respectively.
The Company's policy is to make contributions to fund its pension plans within the range allowed by applicable regulations. The Company does not expect to contribute to its U.S. or non-U.S. pension plans in 2014.
The Company maintains one supplemental defined benefit plan that pays monthly benefits to participants directly out of corporate funds. All other pension benefit payments are made from assets of the pension plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

Future pension benefit payments expected to be paid from assets of the pension plans are:

	U.S. Plans	Non-U.S. Plan
2014	$5,247	$151
2015	4,530	162
2016	4,726	170
2017	4,512	185
2018	4,527	183
2019 - 2023	23,185	1,232
	$46,727	$2,083
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
Expected returns for pension plans are based on a calculated market-related value for U.S. pension plan assets. Under this methodology, asset gains and losses resulting from actual returns that differ from the Company's expected returns are recognized in the market-related value of assets ratably over three years. Expected returns for pension plans are based on fair market value for Non-U.S. pension plan assets.
The pension plans maintain investment policies that, among other things, establish a portfolio asset allocation methodology with percentage allocation bands for individual asset classes. The investment policies provide that investments are reallocated between asset classes as balances exceed or fall below the appropriate allocation bands.
The following is the actual allocation percentage and target allocation percentage for the U.S. pension plan assets at December 31:

	2013 Actual Allocation	2012 Actual Allocation	Target Allocation Range
U.S. equity securities	53.6%	52.0%	41.0% - 62.0%
Non-U.S. equity securities	13.0%	12.5%	10.0% - 16.0%
Fixed income securities	32.9%	34.5%	30.0% - 40.0%
Money market	0.5%	1.0%	0.0% - 10.0%
The following is the actual allocation percentage and target allocation percentage for the Non-U.S. pension plan assets at December 31:

	2013 Actual Allocation	2012 Actual Allocation	Target Allocation Range
Canadian equity securities	31.0%	34.0%	25.0% - 35.0%
Non-Canadian equity securities	32.0%	37.0%	25.0% - 35.0%
Fixed income securities	37.0%	29.0%	30.0% - 50.0%
Cash and cash equivalents	—%	—%	0.0% - 5.0%
The defined benefit pension plans do not have any direct ownership of NACCO common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

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

	Level 1		Level 2
	2013	2012	2013	2012
U.S. equity securities	$35,980	$31,357	$—	$—
Non-U.S. equity securities	8,701	7,440	3,288	3,496
Fixed income securities	22,125	20,605	1,898	1,465
Money market	364	610	—	—
Total	$67,170	$60,012	$5,186	$4,961
Postretirement Health Care: The Company also maintains health care plans which provide benefits to eligible retired employees. All health care plans of the Company have a cap on the Company's share of the costs. These plans have no assets. Under the Company's current policy, plan benefits are funded at the time they are due to participants.
The assumptions used in accounting for the postretirement health care plans are set forth below for the years ended December 31:

	2013	2012	2011
Weighted average discount rates for benefit obligation	3.85%	3.05%	3.90%
Weighted average discount rates for net periodic benefit cost	3.05%	3.90%	4.70%
Health care cost trend rate assumed for next year	7.0%	7.0%	7.5%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2022	2022	2018
Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects at December 31, 2013:

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$16	$(14)
Effect on postretirement benefit obligation	$245	$(218)
Set forth below is a detail of the net periodic benefit expense for the postretirement health care plans for the years ended December 31:

	2013	2012	2011
Service cost	$77	$79	$98
Interest cost	98	120	151
Amortization of actuarial loss	52	40	27
Amortization of prior service credit	(107)	(156)	(160)
Net periodic benefit expense	$120	$83	$116

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

Set forth below is a detail of other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended December 31:

	2013	2012	2011
Current year actuarial loss	$16	$295	$15
Amortization of actuarial loss	(52)	(40)	(27)
Amortization of prior service credit	107	156	160
Total recognized in other comprehensive income	$71	$411	$148
The following sets forth the changes in benefit obligations during the year and the funded status of the postretirement health care at December 31:

	2013	2012
Change in benefit obligation
Benefit obligation at beginning of year	$3,283	$3,131
Service cost	77	79
Interest cost	98	120
Actuarial loss	16	295
Benefits paid	(365)	(342)
Benefit obligation at end of year	$3,109	$3,283
Funded status at end of year	$(3,109)	$(3,283)
Amounts recognized in the balance sheets consist of:
Current liabilities	$(257)	$(241)
Noncurrent liabilities	(2,852)	(3,042)
	$(3,109)	$(3,283)
Components of accumulated other comprehensive loss (income) consist of:
Actuarial loss	$457	$494
Prior service credit	(415)	(522)
Deferred taxes	674	700
	$716	$672
The actuarial loss and prior service credit included in accumulated other comprehensive income (loss) expected to be recognized in net periodic benefit cost in 2014 is $0.1 million (less than $0.1 million net of tax) and $0.1 million (less than $0.1 million net of tax), respectively.
Future postretirement health care benefit payments expected to be paid are:

2014	$257
2015	263
2016	242
2017	244
2018	254
2019 - 2023	1,352
$2,612

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

Defined Contribution Plans: NACCO and its subsidiaries have defined contribution (401(k)) plans for substantially all U.S. employees and similar plans for employees outside of the United States. For NACCO and those subsidiaries, other than HBB, the applicable company matches employee contributions based on plan provisions. In addition, NACCO and certain other subsidiaries have defined contribution retirement plans that generally provide for a stated minimum employer contribution. These plans also permit additional contributions whereby the applicable company's contribution to participants is determined annually based on a formula that includes the effect of actual compared with targeted operating results and the age and compensation of the participants. Total costs, including Company contributions, for these plans were $8.0 million, $6.7 million and $5.3 million in 2013, 2012 and 2011, respectively.
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
The majority of NACoal's revenues is generated from its consolidated mining operations and dragline mining services. MLMC's customer, Choctaw Generation Limited Partnership until February 28, 2013 and KMRC RH, LLC subsequent to February 28, 2013, accounted for approximately 42%, 56% and 77% of NACoal's revenues for the years ended December 31, 2013, 2012 and 2011, respectively. Reed Minerals' largest customer, Alabama Coal Cooperative, accounted for approximately 27% and 15% of NACoal's revenues for the years ended December 31, 2013 and 2012, respectively. The results of Reed Minerals operations have been included in the Company's consolidated financial statements since August 31, 2012. Wal-Mart accounted for approximately 31%, 31% and 30% of HBB’s revenues in 2013, 2012 and 2011, respectively. HBB’s five largest customers accounted for approximately 55%, 53% and 50% of HBB’s revenues for the years ended December 31, 2013, 2012 and 2011, respectively. The loss of or significant reduction in sales to any key customer could result in significant decreases in NACoal's and HBB’s revenue and profitability and an inability to sustain or grow its business.
The management fees charged to operating subsidiaries represent an allocation of corporate overhead of the parent company. Management fees are allocated among all subsidiaries based upon the relative size and complexity of each subsidiary. The Company believes the allocation method is consistently applied and reasonable. Management fees included in the selling, general and administrative expenses of the subsidiaries were $6.8 million, $6.9 million and $7.2 million for 2013, 2012 and 2011, respectively. In addition, the parent company received management fees from Hyster-Yale prior to the spin-off of $9.6 million and $9.7 million for the years ended December 31, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

	2013	2012	2011
Revenues from external customers
NACoal	$193,651	$132,367	$81,766
HBB	547,790	521,567	493,047
KC	196,033	224,695	221,173
Eliminations	(4,808)	(5,265)	(5,531)
Total	$932,666	$873,364	$790,455
Gross profit
NACoal	$25,230	$27,998	$15,260
HBB	115,506	102,289	97,179
KC	80,972	95,832	97,441
NACCO and Other	(469)	(278)	(197)
Eliminations	52	101	(43)
Total	$221,291	$225,942	$209,640
Selling, general and administrative expenses, including Amortization of intangible assets
NACoal	$30,786	$36,801	$26,543
HBB	74,570	66,481	63,356
KC	91,878	100,350	94,933
NACCO and Other	5,765	6,723	7,269
Total	$202,999	$210,355	$192,101

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

	2013	2012	2011
Operating profit (loss)
NACoal	$37,461	$43,239	$35,250
HBB	40,960	35,815	33,823
KC	(10,903)	(4,512)	2,508
NACCO and Other	(6,233)	(7,000)	(7,463)
Eliminations	51	100	(44)
Total	$61,336	$67,642	$64,074
Interest expense
NACoal	$3,105	$2,909	$3,048
HBB	1,279	2,635	5,231
KC	390	479	489
NACCO and Other	1	65	21
Total	$4,775	$6,088	$8,789
Interest income
NACoal	$(19)	$(152)	$(270)
HBB	(1)	—	(2)
KC	—	—	—
NACCO and Other	(205)	(10)	(18)
Total	$(225)	$(162)	$(290)
Other (income) expense, including closed mine obligations and Applica settlement and litigations costs
NACoal	$(1,013)	$(1,325)	$(1,420)
HBB	462	344	848
KC	70	86	85
NACCO and Other	1,547	4,583	(56,159)
Total	$1,066	$3,688	$(56,646)
Income tax provision (benefit)
NACoal	$3,462	$9,037	$4,443
HBB	14,127	11,636	9,383
KC	(4,479)	(1,990)	829
NACCO and Other	(1,858)	(2,989)	18,104
Eliminations	18	171	(8)
Total	$11,270	$15,865	$32,751
Income (loss) from continuing operations, net of tax
NACoal	$31,926	$32,770	$29,449
HBB	25,093	21,200	18,363
KC	(6,884)	(3,087)	1,105
NACCO and Other	(5,718)	(8,649)	30,589
Eliminations	33	(71)	(36)
Total	$44,450	$42,163	$79,470

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

	2013	2012	2011
Total assets
NACoal	$419,786	$368,652	$278,544
HBB	228,891	215,503	201,488
KC	70,014	83,977	88,998
NACCO and Other	131,085	154,605	169,360
Discontinued Operations	—	—	1,117,027
Eliminations	(39,820)	(46,431)	(46,584)
Total	$809,956	$776,306	$1,808,833
Depreciation, depletion and amortization
NACoal	$16,601	$10,849	$7,884
HBB	3,475	3,113	4,920
KC	4,162	3,611	3,045
NACCO and Other	334	419	452
Total	$24,572	$17,992	$16,301
Capital expenditures
NACoal	$52,748	$37,125	$14,103
HBB	2,313	3,223	3,708
KC	2,150	3,872	2,292
NACCO and Other	238	462	115
Total	$57,449	$44,682	$20,218
Data By Geographic Region
No single country outside of the United States comprised 10% or more of the Company's revenues from unaffiliated customers.

	United States	Other	Consolidated
2013
Revenues from unaffiliated customers, based on the customers’ location	$813,609	$119,057	$932,666
Long-lived assets	$246,902	$5,486	$252,388
2012
Revenues from unaffiliated customers, based on the customers’ location	$746,800	$126,564	$873,364
Long-lived assets	$197,141	$6,034	$203,175
2011
Revenues from unaffiliated customers, based on the customers’ location	$662,061	$128,394	$790,455
Long-lived assets	$124,236	$4,998	$129,234

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

NOTE 18—Quarterly Results of Operations (Unaudited)

A summary of the unaudited results of operations for the year ended December 31 is as follows:

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues
NACoal	$51,147	$43,567	$52,870	$46,067
HBB	106,151	114,651	134,099	192,889
KC	39,711	38,380	42,618	75,324
Eliminations	(957)	(581)	(973)	(2,297)
	$196,052	$196,017	$228,614	$311,983
Gross profit	$46,261	$47,630	$49,219	$78,181
Earnings of unconsolidated mines	$12,098	$10,281	$11,808	$12,242
Operating profit (loss)
NACoal	$11,785	$11,196	$9,740	$4,740
HBB	2,668	4,005	11,788	22,499
KC	(4,980)	(5,407)	(3,658)	3,142
NACCO and Other	(2,436)	(1,099)	(1,155)	(1,543)
Eliminations	(15)	108	(33)	(9)
	$7,022	$8,803	$16,682	$28,829

NACoal	$9,591	$8,952	$7,794	$5,589
HBB	1,501	1,985	7,427	14,180
KC	(3,267)	(2,403)	(2,822)	1,608
NACCO and Other	(2,003)	(1,048)	(1,137)	(1,530)
Eliminations	(1,400)	(2,339)	1,063	2,709
Net income	$4,422	$5,147	$12,325	$22,556

Basic earnings per share	$0.53	$0.63	$1.54	$2.86

Diluted earnings per share	$0.53	$0.63	$1.54	$2.85
The significant increase in operating results in the fourth quarter of 2013 compared with the prior quarters of 2013 is primarily due to the seasonal nature of HBB's and KC's businesses.
During the third quarter of 2013, the Company recorded a $1.7 million million pre-tax curtailment gain, of which $1.6 million and $0.1 million were recorded by NACoal and NACCO and Other, respectively. See Note 16 for further information.
During the fourth quarter of 2013, NACoal recorded a $4.0 million non-cash, goodwill impairment charge related to its Reed Minerals reporting unit. See Note 6 and Note 10 for further information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues
NACoal	$24,334	$19,199	$38,012	$50,822
HBB	104,940	110,676	124,820	181,131
KC	45,293	42,340	48,154	88,908
Eliminations	(888)	(780)	(919)	(2,678)
	$173,679	$171,435	$210,067	$318,183
Gross profit	$45,519	$43,297	$52,227	$84,899
Earnings of unconsolidated mines	$12,006	$10,579	$11,471	$11,188
Operating profit (loss)
NACoal	$11,928	$9,152	$8,632	$13,527
HBB	2,151	5,048	8,663	19,953
KC	(4,578)	(5,163)	(1,873)	7,102
NACCO and Other	(1,514)	(1,480)	(587)	(3,419)
Eliminations	81	44	1	(26)
	$8,068	$7,601	$14,836	$37,137

NACoal	$9,207	$7,130	$8,143	$8,290
HBB	1,027	2,214	5,206	12,753
KC	(2,817)	(3,189)	(1,208)	4,127
NACCO and Other	(1,452)	(1,715)	(997)	(4,485)
Eliminations	(1,253)	(997)	(768)	2,947
Income from continuing operations	4,712	3,443	10,376	23,632
Discontinued operations	20,538	18,269	27,728	—
Net income	$25,250	$21,712	$38,104	$23,632

Basic earnings per share:
Continuing operations	$0.57	$0.42	$1.24	$2.82
Discontinued operations	2.44	2.18	3.29	—
Basic earnings per share	$3.01	$2.60	$4.53	$2.82

Diluted earnings per share:
Continuing operations	$0.57	$0.42	$1.23	$2.80
Discontinued operations	2.43	2.18	3.29	—
Diluted earnings per share	$3.00	$2.60	$4.52	$2.80
The significant increase in operating results in the fourth quarter of 2012 compared with the prior quarters of 2012 is primarily due to the seasonal nature of HBB's and KC's businesses.

During the second quarter of 2012, NACoal recognized a gain of $2.3 million from the sale of land. See Note 3 for further details.

During the third quarter of 2012, NACoal recognized a gain of $3.3 million on the sale of one dragline. See Note 3 for further details.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

NACoal results include the following related to the Reed Minerals acquisition in 2012:

	Third Quarter	Fourth Quarter
Revenues	$7,715	$21,557
Operating profit	$35	$1,499

NOTE 19—Parent Company Condensed Balance Sheets

The condensed balance sheets of NACCO, the parent company, at December 31 are as follows:

	2013	2012
ASSETS
Cash and cash equivalents	$94,035	$120,659
Other current assets	946	4,299
Investment in subsidiaries
HBB	52,265	43,111
KC	36,772	43,656
NACoal	138,355	102,255
Other	14,792	14,393
	242,184	203,415
Property, plant and equipment, net	1,477	1,575
Other non-current assets	5,707	4,343
Total Assets	$344,349	$334,291
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$12,750	$6,628
Current intercompany accounts payable, net	304	12,940
Note payable to Bellaire	20,450	20,450
Other non-current liabilities	13,065	12,942
Stockholders’ equity	297,780	281,331
Total Liabilities and Stockholders’ Equity	$344,349	$334,291
The credit agreements at NACoal, HBB and KC allow the transfer of assets to NACCO under certain circumstances. The amount of NACCO's investment in NACoal, HBB, KC and NACCO and Other that was restricted at December 31, 2013 totaled approximately $151.2 million. The amount of unrestricted cash available to NACCO included in “Investment in subsidiaries” was $0.6 million at December 31, 2013. Dividends, advances and management fees from its subsidiaries are the primary sources of cash for NACCO.
NOTE 20—Related Party Transactions

Ten of NACoal's wholly owned subsidiaries each meet the definition of a variable interest entity. See Note 1 for a discussion of these entities. The income taxes resulting from the operations of the Unconsolidated Mines are solely the responsibility of the Company. The pre-tax income from the Unconsolidated Mines, excluding NoDak and NACC India, is reported on the line “Earnings of unconsolidated mines” in the Consolidated Statements of Operations, with related income taxes included in the provision for income taxes. The Company has included the pre-tax earnings of the Unconsolidated Mines, excluding NoDak and NACC India, above operating profit as they are an integral component of the Company's business and operating results. The pre-tax income from NoDak is reported on the line "Income from other unconsolidated affiliates" in the "Other (income) expense" section of the Consolidated Statement of Operations, with the related income taxes included in the provision for income taxes. The net income from NACC India is reported on the line "Income from other unconsolidated affiliates" in the "Other (income) expense" section of the Consolidated Statements of Operations. The investment in the Unconsolidated Mines and related tax positions totaled $33.1 million and $20.2 million at December 31, 2013 and 2012, respectively, and is included

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

on the line “Other Non-current Assets” in the Consolidated Balance Sheets. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $5.4 million, $3.2 million and $6.3 million at December 31, 2013, 2012 and 2011, respectively.
Summarized financial information for the Unconsolidated Mines is as follows:

	2013	2012	2011
Statement of Operations
Revenues	$577,436	$543,892	$502,633
Gross profit	$74,870	$74,542	$71,736
Income before income taxes	$47,953	$46,819	$47,001
Net income	$37,468	$35,616	$36,458
Balance Sheet
Current assets	$147,370	$148,552
Non-current assets	$737,851	$836,289
Current liabilities	$148,264	$144,284
Non-current liabilities	$731,525	$837,392
NACoal received dividends of $35.2 million and $38.8 million from the Unconsolidated Mines in 2013 and 2012, respectively.
Legal services rendered by Jones Day approximated $1.1 million, $3.0 million and $4.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. A director of the Company is also Of Counsel with this law firm.

NOTE 21—Acquisition

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
The acquisition was funded using borrowings under NACoal's unsecured revolving line of credit. The purchase price included a $69.3 million cash payment and estimated contingent consideration valued as of the acquisition date at an additional $1.6 million. The value of the contingent consideration was based on a Monte Carlo simulation model. The contingent consideration is structured as an earn-out payment to the sellers of Reed Minerals. The earn-out is calculated as a percentage by which the monthly average coal selling price exceeds an established threshold multiplied by the number of tons sold during the month. The earn-out period covers the first 15.0 million tons of coal sold from the Reed Minerals coal reserves. There is no monetary cap on the amount payable under this contingent payment arrangement. The liability for contingent consideration ($1.6 million at December 31, 2013 after accretion and payments) is included in other long-term liabilities in the consolidated balance sheet. Earn-out payments, if payable, are paid quarterly. Earn-out payments of less than $0.1 million were paid during 2013 and no payments were made during 2012. See Note 10 for additional information on the earn-out.
Acquisition-related expenses of $2.6 million are included in selling, general and administrative expenses on the Consolidated Statement of Operations for the year ended December 31, 2012.

The goodwill arising from the acquisition is expected to be deductible for tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

The following table summarizes the fair values of the assets acquired and liabilities assumed of Reed Minerals as of the acquisition date (in millions):

Property, plant and equipment (including mineral rights)	$60.2
Other assets	21.3
Other intangible assets	8.2
Total assets acquired	89.7
Other current liabilities	8.3
Other long-term liabilities	14.5
Total liabilities assumed	22.8
Net assets acquired	66.9
Purchase price	70.9
Goodwill	$4.0

The fair values of the assets acquired and liabilities assumed in the table above includes a $6.3 million liability reflected within other long-term liabilities for tax liabilities associated with pre-acquisition business activities of Reed Minerals and a $6.3 million long-term asset included in other assets, recognizing the sellers' contractual obligation to indemnify the Company for this pre-acquisition liability. The indemnification asset was measured on the same basis as the corresponding liability.

The results of Reed Minerals included in the Company's Consolidated Statements of Operations from the acquisition date through December 31, 2012 are as follows (in millions):

Revenues	$29.3
Operating profit	$1.5
Net income	$1.0

During 2013, the estimated amount of goodwill decreased by $2.4 million as the Company finalized purchase accounting for the Reed Minerals acquisition. Also during the fourth quarter of 2013, the Company concluded during the annual assessment that the goodwill within the Reed Minerals reporting unit was fully impaired and recorded a $4.0 million non-cash, goodwill impairment charge. See Note 6 and See Note 10 for further discussion of goodwill and this nonrecurring fair value measurement.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY CONDENSED BALANCE SHEETS

	December 31
	2013	2012
	(In thousands)
ASSETS
Cash and cash equivalents	$94,035	$120,659
Other current assets	946	4,299
Investment in subsidiaries
HBB	52,265	43,111
KC	36,772	43,656
NACoal	138,355	102,255
Other	14,792	14,393
	242,184	203,415
Property, plant and equipment, net	1,477	1,575
Other non-current assets	5,707	4,343
Total Assets	$344,349	$334,291
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$12,750	$6,628
Current intercompany accounts payable, net	304	12,940
Note payable to Bellaire	20,450	20,450
Other non-current liabilities	13,065	12,942
Stockholders’ equity	297,780	281,331
Total Liabilities and Stockholders’ Equity	$344,349	$334,291
See Notes to Parent Company Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2013	2012	2011
	(In thousands)
(Income) expense:
Intercompany interest expense	$1,431	$1,501	$1,691
Other, net	(471)	3,021	2,877
	960	4,522	4,568
Administrative and general expenses	5,670	6,569	7,161
Loss before income taxes	(6,630)	(11,091)	(11,729)
Income tax benefit	(1,527)	(1,754)	(3,024)
Net loss before equity in earnings of subsidiaries	(5,103)	(9,337)	(8,705)
Equity in earnings of subsidiaries	49,553	51,500	88,175
Income from continuing operations, net of tax	44,450	42,163	79,470
Discontinued operations, net of tax	—	66,535	82,601
Net income	44,450	108,698	162,071
Foreign currency translation adjustment	(229)	145	(14,942)
Deferred gain on available for sale securities	729	265	27
Current period cash flow hedging activity, net of $477 tax expense in 2013, $2,471 tax expense in 2012 and $266 tax expense in 2011	810	7,658	2,395
Reclassification of hedging activities into earnings, net of $95 tax benefit in 2013, $2,630 tax expense in 2012 and $2,668 tax benefit in 2011	152	(2,757)	9,155
Current period pension and postretirement plan adjustment, net of $5,531 tax expense in 2013, $1,553 tax benefit in 2012, and $7,391 tax benefit in 2011	8,022	(1,716)	(18,977)
Current period curtailment gain into earnings, net of $718 tax expense in 2013	(983)	—	—
Reclassification of pension and postretirement adjustments into earnings, net of $740 tax benefit in 2013, $2,056 tax benefit in 2012 and $1,900 tax benefit in 2011	1,101	5,885	6,704
Comprehensive Income	$54,052	$118,178	$146,433
See Notes to Parent Company Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2013	2012	2011
	(In thousands)
Operating Activities
Income from continuing operations	$44,450	$42,163	$79,470
Equity in earnings of subsidiaries	49,553	51,500	88,175
Parent company only net loss	(5,103)	(9,337)	(8,705)
Net changes related to operating activities	(1,858)	4,428	12,104
Net cash provided by (used for) operating activities	(6,961)	(4,909)	3,399
Investing Activities
Expenditures for property, plant and equipment	(238)	(462)	(115)
Net cash used for investing activities	(238)	(462)	(115)
Financing Activities
Cash dividends received from subsidiaries	20,000	40,623	114,368
Cash dividends received from Hyster-Yale	—	5,000	10,000
Notes payable to Bellaire	—	(1,980)	(2,763)
Capital contributions to subsidiaries	—	—	(4,000)
Purchase of treasury shares	(31,306)	(3,178)	(2,063)
Cash dividends paid	(8,104)	(45,130)	(17,795)
Other	(15)	19	(5)
Net cash provided by financing activities	(19,425)	(4,646)	97,742
Cash and cash equivalents
Increase (decrease) for the period	(26,624)	(10,017)	101,026
Balance at the beginning of the period	120,659	130,676	29,650
Balance at the end of the period	$94,035	$120,659	$130,676
See Notes to Parent Company Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO PARENT COMPANY CONDENSED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2013, 2012 AND 2011
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
NOTE C — UNRESTRICTED CASH
The amount of unrestricted cash available to NACCO, included in “Investment in subsidiaries,” was $0.6 million at December 31, 2013 and was in addition to the $94.0 million of cash included in the Parent Company Condensed Balance Sheet at December 31, 2013.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
YEAR ENDED DECEMBER 31, 2013, 2012 AND 2011

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts — Describe	Deductions — Describe		Balance at End of Period (C)
(In thousands)
2013
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$955	$(5)	$—	$104	(A)	$846
Allowance for discounts, adjustments and returns	$15,194	$20,476	$60	$22,871	(B)	$12,859
2012
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$949	$46	$7	$47	(A)	$955
Allowance for discounts, adjustments and returns	$13,296	$19,897	$379	$18,378	(B)	$15,194
2011
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$1,254	$1,050	$(20)	$1,335	(A)	$949
Allowance for discounts, adjustments and returns	$11,149	$15,138	$847	$13,838	(B)	$13,296

(A)	Write-offs, net of recoveries.

(B)	Payments and customer deductions for product returns, discounts and allowances.

(C)	Balances which are not required to be presented and those which are immaterial have been omitted.

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

10.11*
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

10.13*
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

10.15*
NACCO Industries, Inc. Non-Employee Directors' Equity Compensation Plan (Amended and Restated Effective May 11, 2011) is incorporated herein by reference to Appendix A to NACCO's Definitive Proxy Statement, filed by the Company on March 18, 2011, Commission File Number 1-9172.

10.16*
NACCO Industries, Inc. Executive Excess Retirement Plan (Effective as of September 28, 2012) is incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed by the Company on September 17, 2012, Commission File Number 1-9172.

10.17*
Amendment No. 1 to the NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan (Amended and Restated Effective March 1, 2012) is incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, filed by the Company on September 17, 2012, Commission File Number 1-9172.

10.18*
Form Award Agreement for the NACCO Industries, Inc. Supplemental Executive Long-Term Incentive Bonus Plan (Amended and Restated Effective March 1, 2012) is incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K, filed by the Company on September 17, 2012, Commission File Number 1-9172.

10.19
Separation Agreement, dated as of September 28, 2012, by and between NACCO Industries, Inc. and Hyster-Yale Materials Handling, Inc is incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.

10.20
Transition Services Agreement, dated as of September 28, 2012, by and between NACCO Industries, Inc. and Hyster-Yale Materials Handling, Inc. is incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.

10.21
Tax Allocation Agreement, dated as of September 28, 2012, by and between NACCO Industries, Inc. and Hyster-Yale Materials Handling, Inc. is incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.

10.22*
NACCO Industries, Inc. Annual Incentive Compensation Plan (Effective as of September 28, 2012), sponsored by NACCO Industries, Inc. is incorporated herin by reference to Appendix A to NACCO's Definitive Proxy Statement, filed by the Company on March 22, 2013, Commission File Number 1-9172.

10.23
Amendment No. 1 to the Transition Services Agreement, dated as of April 1, 2013, by and between NACCO Industries, Inc. and Hyster-Yale Materials Handling Inc. is incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on May 1, 2013, Commission File Number 1-9172.

10.24
Amendment No. 2 to the Transition Services Agreement, dated as of July 1, 2013, by and between NACCO Industries, Inc. and Hyster-Yale Materials Handling Inc. is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on August 7, 2013, Commission File Number 1-9172.

10.25*
The Retirement Benefit Plan for Alfred M. Rankin, Jr. (Amended and Restated Effective as of January 1, 2014) is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 8-K, filed by the Company on February 14, 2014, Commission File Number 1-9172.

10.26*
NACCO Industries, Inc. Unfunded Benefit Plan (Amended and Restated Effective as of January 1, 2014) is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 8-K, filed by the Company on February 14, 2014, Commission File Number 1-9172.

10.27*
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

10.32*
Amendment No. 1 to The North American Coal Corporation Value Appreciation Plan for Years 2006 to 2015 (Amended and Restated Effective January 1, 2008) is incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Commission File Number 1-9172.

10.33*
Amendment No. 2 to The North American Coal Corporation Value Appreciation Plan for Years 2006 to 2015 (Amended and Restated Effective January 1, 2008) is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on November 4, 2009, Commission File Number 1-9172.

10.34*
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

10.37*
Amendment No. 3 to The North American Coal Corporation Value Appreciation Plan for Years 2006 to 2015 (Amended and Restated Effective January 1, 2008) is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on May 5, 2010, Commission File Number 1-9172.

10.38*
Amendment No. 4 to The North American Coal Corporation Value Appreciation Plan for Years 2006 to 2015 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on November 12, 2010, Commission File Number 1-9172.

10.39
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

10.41*
Amendment No. 1 to The North American Coal Corporation Excess Retirement Plan (Effective January 1, 2008) is incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed by the Company on September 17, 2012, Commission File Number 1-9172.

10.42
Coteau Lignite Sales Agreement by and between The Coteau Properties Company and Dakota Coal Company, dated as of January 1, 1990 is incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.+

10.43
First Amendment to Coteau Lignite Sales Agreement by and between The Coteau Properties Company and Dakota Coal Company, dated as of June 1, 1994 is incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.+

10.44
Second Amendment to Coteau Lignite Sales Agreement by and between The Coteau Properties Company and Dakota Coal Company, dated as of January 1, 1997 is incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.+

10.45
Option and Put Agreement by and among The North American Coal Corporation, Dakota Coal Company and the State of North Dakota, dated as of January 1, 1990 is incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.

10.46
First Amendment to the Option and Put Agreement by and among The North American Coal Corporation, Dakota Coal Company and the State of North Dakota, dated as of June 1, 1994 is incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.

10.47
Lignite Sales Agreement by and between Mississippi Lignite Mining Company and Choctaw Generation Limited Partnership, dated as of April 1, 1998 is incorporated herein by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.+

10.48
Pay Scale Agreement by and between Mississippi Lignite Mining Company and Choctaw Generation Limited Partnership, dated as of September 29, 2005 is incorporated herein by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.

10.49
Consent and Agreement by and among Mississippi Lignite Mining Company, Choctaw Generation Limited Partnership, SE Choctaw L.L.C. and Citibank, N.A., dated as of December 20, 2002 is incorporated herein by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.

10.50
Second Restatement of Coal Sales Agreement by and between The Falkirk Mining Company and Great River Energy, dated January 1, 2007 is incorporated herein by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.+

10.51
Amendment No. 1 to Second Restatement of Coal Sales Agreement, by and between The Falkirk Mining Company and Great River Energy, dated as of January 21, 2011 is incorporated herein by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.

10.52	Amendment No. 2 to Second Restatement of Coal Sales Agreement, by and between The Falkirk Mining Company and Great River Energy, dated as of March 1, 2014.**
10.53
Restatement of Option Agreement by and among The Falkirk Mining Company, Cooperative Power Association, United Power Association, and the State of North Dakota, dated as of January 1, 1997 is incorporated herein by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.

10.54
Third Restatement of Lignite Mining Agreement by and between The Sabine Mining Company and Southwestern Electric Power Company, dated January 1, 2008 is incorporated herein by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.+

10.55
Option Agreement by and among The North American Coal Corporation, Southwestern Electric Power Company and Longview National Bank, dated as of January 15, 1981 is incorporated herein by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.

10.56
Addendum to Option Agreement, by and among The North American Coal Corporation, Southwestern Electric Power Company and Longview National Bank, dated as of January 15, 1981 is incorporated herein by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.

10.57
Amendment to Option Agreement, by and among The North American Coal Corporation, Southwestern Electric Power Company and Longview National Bank, dated as of December 2, 1996 is incorporated herein by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.

10.58
Second Amendment to Option Agreement, by and among The North American Coal Corporation, Southwestern Electric Power Company and Regions Bank, dated as of January 1, 2008 is incorporated herein by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.

10.59
Agreement by and among The North American Coal Corporation, Southwestern Electric Power Company, Texas Commerce Bank-Longview, Nortex Mining Company and the Sabine Mining Company, dated as of June 30, 1988 is incorporated herein by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.

10.60
Lignite Sales Agreement between Coyote Creek Mining Company, L.L.C. and Otter Tail Power Company, Northern Municipal Power Agency, Montana-Dakota Utilities Co. and Northwestern Corporation dated as of October 10, 2012 is incorporated herein by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K, filed by the Company on March 6, 2013, Commission File Number 1-9172..++

10.61
Lignite Sales Agreement between Mississippi Lignite Mining Company and KMRC RH, LLC, dated as of February 28, 2013 is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on May 1, 2013, Commission File Number 1-9172.+++

10.62
Modification and Omnibus Agreement between Mississippi Lignite Mining Company and Choctaw Generation Limited Partnership, dated as of February 28, 2013 is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on May 1, 2013, Commission File Number 1-9172.

10.63*
Amendment No. 3 to The North American Coal Corporation Supplemental Retirement Benefit Plan (As Amended and Restated as of January 1, 2008) is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed by the Company on October 1, 2013, Commission File Number 1-9172.

10.64
Amended and Restated Credit Agreement by and among The North American Coal Corporation and the Lenders party thereto and PNC Capital Markets LLC, as Lead Arranger and Bookrunner, PNC Bank, National Association, as Administrative Agent, and KeyBank National Association and Regions Bank, as Co-Syndication Agents, dated as of November 22, 2013 is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on November 27, 2013, Commission File Number 1-9172.

10.65*	The North American Coal Corporation Excess Retirement Plan (Amended and Restated Effective January 1, 2014)**
10.66
First Amendment to Lignite Sales Agreement dated as of January 30, 2014 between Coyote Creek Mining Company, L.L.C. and Otter Tail Power Company, Northern Municipal Power Agency, Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc. and NorthWestern Corporation is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 8-K, filed by the Company on January 30, 2014, Commission File Number 1-9172.

10.67*
The North American Coal Corporation Deferred Compensation Plan for Management Employees (Amended and Restated Effective as of January 1, 2014) is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 8-K, filed by the Company on February 14, 2014, Commission File Number 1-9172.

10.68
Credit Agreement, dated as of April 29, 2010, among The Kitchen Collection, Inc., the borrowers and guarantors thereto, Wells Fargo Retail Finance, LLC and the other lenders thereto is incorporated herein by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.

10.69
First Amendment to Credit Agreement, dated as of August 7, 2012, among The Kitchen Collection, LLC, as successor to The Kitchen Collection, Inc., the borrowers and guarantors thereto, Wells Fargo Bank, National Association, as successor to Wells Fargo Retail Finance, LLC, and the other lenders thereto is incorporated herein by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.

10.70*
The Hamilton Beach Brands, Inc. Long-Term Incentive Compensation Plan (Effective January 1, 2010) (is incorporated herein by reference to Appendix C to NACCO's Definitive Proxy Statement, filed by the Company on March 26, 2010, Commission File Number 1-9172.

10.71*
The Hamilton Beach Brands, Inc. 2011 Annual Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on March 9, 2011, Commission File Number 1-9172.

10.72
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

10.73
Amended and Restated Guaranty and Security Agreement, dated as of May 31, 2012, among Hamilton Beach Brands, Inc. and Hamilton Beach, Inc., as Grantors, and Wells Fargo Bank, National Association, as Administrative Agent is incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed by the Company on June 6, 2012, Commission File Number 1-9172.

10.74
Amended and Restated Canadian Guarantee and Security Agreement, dated as of May 31, 2012, among Hamilton Beach Brands Canada, Inc., as Grantor, and Wells Fargo Bank, National Association, as Administrative Agent is incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed by the Company on June 6, 2012, Commission File Number 1-9172.

10.75*
The Hamilton Beach Brands, Inc. 2012 Annual Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on March 15, 2012, Commission File Number 1-9172.

10.76*
Amendment No. 1 to the Hamilton Beach Brands, Inc. Long-Term Incentive Compensation Plan (Effective January 1, 2010) is incorporated herein by reference to Exhibit 10.84 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, Commission File Number 1-9172.

10.77*
The Hamilton Beach Brands, Inc. 2013 Annual Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on March 27, 2013, Commission File Number 1-9172.

10.78*
Hamilton Beach Brands, Inc. Long-Term Incentive Compensation Plan (Amended and Restated Effective as of January 1, 2014) is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 8-K, filed by the Company on February 14, 2014, Commission File Number 1-9172.

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
(99)
Other exhibits not otherwise required to be filed. Audited Combined Financial Statements for the Unconsolidated Mines of the North American Coal Corporation, dated December 31, 2013, 2012 and 2011 with Report of Independent Registered Public Accounting Firm is attached hereto as Exhibit 99.**

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

+
Portions of Exhibit have been omitted and filed separately with the Securities and Exchange Commission in reliance on Rule 24b-2 and an Order from the Commission granting the Company's request for confidential treatment dated March 27, 2013. Portions for which confidential treatment has been granted have been marked with three asterisks [***] and a footnote indicating "Confidential treatment requested".

++
Portions of Exhibit have been omitted and filed separately with the Securities and Exchange Commission in reliance on Rule 24b-2 and an Order from the Commission granting the Company's request for confidential treatment dated April 2, 2013. Portions for which confidential treatment has been granted have been marked with three asterisks [***] and a footnote indicating "Confidential treatment requested".

+++
Portions of Exhibit have been omitted and filed separately with the Securities and Exchange Commission in reliance on Rule 24b-2 and an Order from the Commission granting the Company's request for confidential treatment dated June 17, 2013. Portions for which confidential treatment has been granted have been marked with three asterisks [***] and a footnote indicating "Confidential treatment requested".