Form 10-Q
period 2014-03-31
NACCO INDUSTRIES INC
filed 2014-04-30
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

YES ☐ NO ☑

Number of shares of Class A Common Stock outstanding at April 25, 2014: 6,218,289
Number of shares of Class B Common Stock outstanding at April 25, 2014: 1,580,870

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31 2014	DECEMBER 31 2013	MARCH 31 2013
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$70,070	$95,390	$96,870
Accounts receivable, net	74,788	120,789	90,240
Accounts receivable from affiliates	32,247	32,636	27,642
Inventories, net	193,913	184,445	162,234
Deferred income taxes	10,721	14,452	10,604
Prepaid expenses and other	21,498	13,578	19,272
Total current assets	403,237	461,290	406,862
Property, plant and equipment, net	245,858	219,256	184,062
Coal supply agreements and other intangibles, net	58,920	59,685	68,711
Other non-current assets	71,985	69,725	54,093
Total assets	$780,000	$809,956	$713,728
LIABILITIES AND EQUITY
Accounts payable	$103,642	$133,016	$90,576
Revolving credit agreements of subsidiaries - not guaranteed by the parent company	47,364	23,460	42,754
Current maturities of long-term debt of subsidiaries - not guaranteed by the parent company	7,868	7,859	6,965
Accrued payroll	10,351	29,030	13,590
Other current liabilities	32,836	44,754	27,366
Total current liabilities	202,061	238,119	181,251
Long-term debt of subsidiaries - not guaranteed by the parent company	168,069	152,431	123,839
Mine closing reserves	29,878	29,764	29,223
Pension and other postretirement obligations	7,409	7,648	15,142
Long-term deferred income taxes	22,918	24,786	24,632
Other long-term liabilities	60,122	59,428	59,148
Total liabilities	490,457	512,176	433,235
Stockholders' equity
Common stock:
Class A, par value $1 per share, 6,218,289 shares outstanding (December 31, 2013 - 6,290,414 shares outstanding; March 31, 2013 - 6,756,482 shares outstanding)	6,218	6,290	6,756
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,580,870 shares outstanding (December 31, 2013 - 1,581,106 shares outstanding; March 31, 2013 - 1,582,155 shares outstanding)	1,581	1,581	1,582
Capital in excess of par value	—	941	20,035
Retained earnings	294,183	301,227	272,547
Accumulated other comprehensive loss	(12,439)	(12,259)	(20,427)
Total stockholders' equity	289,543	297,780	280,493
Total liabilities and equity	$780,000	$809,956	$713,728

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31
	2014	2013
	(In thousands, except per share data)
Revenues	$177,413	$196,052
Cost of sales	141,242	149,791
Gross profit	36,171	46,261
Earnings of unconsolidated mines	12,438	12,098
Operating expenses
Selling, general and administrative expenses	48,429	50,296
Amortization of intangible assets	765	1,041
	49,194	51,337
Operating profit (loss)	(585)	7,022
Other expense (income)
Interest expense	1,454	1,304
Income from other unconsolidated affiliates	(388)	(391)
Closed mine obligations	316	405
Other, net, including interest income	122	(133)
	1,504	1,185
Income (loss) before income tax provision (benefit)	(2,089)	5,837
Income tax provision (benefit)	(565)	1,415
Net income (loss)	$(1,524)	$4,422

Basic earnings (loss) per share	$(0.19)	$0.53
Diluted earnings (loss) per share	$(0.19)	$0.53

Dividends per share	$0.25	$0.25

Basic weighted average shares outstanding	7,848	8,360
Diluted weighted average shares outstanding	7,860	8,399

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED
	MARCH 31
	2014	2013
	(In thousands)
Net income (loss)	$(1,524)	$4,422
Foreign currency translation adjustment	(174)	479
Deferred gain on available for sale securities	63	244
Current period cash flow hedging activity, net of $225 tax benefit and $76 tax expense in the three months ended March 31, 2014 and March 31, 2013, respectively.	(407)	120
Reclassification of hedging activities into earnings, net of $96 and $93 tax benefit in the three months ended March 31, 2014 and March 31, 2013, respectively.	180	149
Reclassification of pension and postretirement adjustments into earnings, net of $83 and $144 tax benefit in the three months ended March 31, 2014 and March 31, 2013, respectively.	158	442
Total other comprehensive income (loss)	$(180)	$1,434
Comprehensive income (loss)	$(1,704)	$5,856

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31
	2014	2013
	(In thousands)
Operating activities
Net income (loss)	$(1,524)	$4,422
Adjustments to reconcile from net income (loss) to net cash used for operating activities:
Depreciation, depletion and amortization	5,979	5,372
Amortization of deferred financing fees	184	149
Deferred income taxes	1,796	1,810
Other	(3,559)	(16,548)
Working capital changes:
Accounts receivable	46,307	32,584
Inventories	(9,469)	7,684
Other current assets	(7,949)	(7,735)
Accounts payable	(26,899)	(37,862)
Other current liabilities	(30,882)	(14,902)
Net cash used for operating activities	(26,016)	(25,026)

Investing activities
Expenditures for property, plant and equipment	(31,845)	(7,465)
Other	(57)	837
Net cash used for investing activities	(31,902)	(6,628)

Financing activities
Additions to long-term debt	1,553	2,793
Reductions of long-term debt	(354)	(132)
Net additions (reductions) to revolving credit agreements	38,352	(6,801)
Cash dividends paid	(1,964)	(2,102)
Purchase of treasury shares	(4,986)	(5,100)
Other	—	3
Net cash provided by (used for) financing activities	32,601	(11,339)

Effect of exchange rate changes on cash	(3)	8
Cash and cash equivalents
Decrease for the period	(25,320)	(42,985)
Balance at the beginning of the period	95,390	139,855
Balance at the end of the period	$70,070	$96,870

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Available for Sale Securities	Deferred Gain (Loss) on Cash Flow Hedging	Pension and Postretirement Plan Adjustment	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2013	$6,771	$1,582	$24,612	$270,227	$(574)	$292	$(286)	$(21,293)	$281,331
Stock-based compensation	75	—	433	—	—	—	—	—	508
Purchase of treasury shares	(90)	—	(5,010)	—	—	—	—	—	(5,100)
Net income (loss)	—	—	—	4,422	—	—	—	—	4,422
Cash dividends on Class A and Class B common stock: $0.25 per share	—	—	—	(2,102)	—	—	—	—	(2,102)
Current period other comprehensive income (loss)	—	—	—	—	479	244	120	—	843
Reclassification adjustment to net income (loss)	—	—	—	—	—	—	149	442	591
Balance, March 31, 2013	$6,756	$1,582	$20,035	$272,547	$(95)	$536	$(17)	$(20,851)	$280,493

Balance, January 1, 2014	$6,290	$1,581	$941	$301,227	$(803)	$1,021	$676	$(13,153)	$297,780
Stock-based compensation	19	—	398	—	—	—	—	—	417
Purchase of treasury shares	(91)	—	(1,339)	(3,556)	—	—	—	—	(4,986)
Net income (loss)	—	—	—	(1,524)	—	—	—	—	(1,524)
Cash dividends on Class A and Class B common stock: $0.25 per share	—	—	—	(1,964)	—	—	—	—	(1,964)
Current period other comprehensive income (loss)	—	—	—	—	(174)	63	(407)	—	(518)
Reclassification adjustment to net income (loss)	—	—	—	—	—	—	180	158	338
Balance, March 31, 2014	$6,218	$1,581	$—	$294,183	$(977)	$1,084	$449	$(12,995)	$289,543

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at March 31, 2014 and the results of its operations, comprehensive income, cash flows and changes in equity for the three months ended March 31, 2014 and 2013 have been included. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. GAAP for complete financial statements.

Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2014. The HBB and KC businesses are seasonal and a majority of revenues and operating profit typically occurs in the second half of the calendar year when sales of small electric household appliances to retailers and consumers increase significantly for the fall holiday-selling season. For further information regarding seasonality of these businesses, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Certain amounts in the prior periods' Unaudited Condensed Consolidated Financial Statements have been reclassified to conform to the current period's presentation.

NOTE 2—Recently Issued Accounting Standards

Accounting Guidance Adopted in 2014: In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations - that is, a major effect on the organization's operations and financial results should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The Company adopted this guidance during the first quarter of 2014.  The adoption did not have an effect on the Company’s financial position, results of operations or cash flows.

NOTE 3—Inventories

Inventories are summarized as follows:

	MARCH 31 2014	DECEMBER 31 2013	MARCH 31 2013
Coal - NACoal	$29,521	$24,710	$14,685
Mining supplies - NACoal	17,920	17,406	15,299
Total inventories at weighted average cost	47,441	42,116	29,984
Sourced inventories - HBB	97,322	90,713	80,007
Retail inventories - KC	49,150	51,616	52,243
Total inventories at FIFO	146,472	142,329	132,250
	$193,913	$184,445	$162,234

NOTE 4—Stockholders' Equity

Stock Repurchase Program: On November 8, 2011, the Company announced that its Board of Directors approved the repurchase of up to $50 million of the Company's Class A Common Stock outstanding (the "2011 Stock Repurchase Program"). The original authorization for the 2011 Stock Repurchase Program expired on December 31, 2012; however, in November 2012 the Company's Board of Directors approved an extension of the 2011 Stock Repurchase Program through December 31, 2013. In total, the Company repurchased $35.6 million of Class A Common Stock under the 2011 Stock Repurchase Program.

On November 12, 2013, the Company's Board of Directors terminated the 2011 Stock Repurchase Program and approved a new stock repurchase program (the "2013 Stock Repurchase Program") providing for the purchase of up to $60 million of the Company's Class A Common Stock outstanding through December 31, 2015. The timing and amount of any repurchases under the 2013 Stock Repurchase Program will be determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives and market conditions for the Company's Class A Common Stock. The 2013 Stock Repurchase Program does not require the Company to acquire any specific number of shares. It may be modified, suspended, extended or terminated by the Company at any time without prior notice and may be executed through open market purchases, privately negotiated transactions or otherwise. All or part of the repurchases under the 2013 Stock Repurchase Program may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so.

As of March 31, 2014, the Company had repurchased a total of 107,073 shares of Class A Common Stock for an aggregate purchase price of $5.9 million under the 2013 Stock Repurchase Program, including 90,978 shares at an average purchase price of $54.80 per share during the three months ended March 31, 2014.

Amounts Reclassified out of Accumulated Other Comprehensive Income (Loss): The following table summarizes the amounts reclassified out of Accumulated other comprehensive income (loss) ("AOCI") and recognized in the Unaudited Condensed Consolidated Statements of Operations:

	Amount Reclassified from AOCI
Details about AOCI Components	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Location of (gain) loss reclassified from AOCI into income (loss)
(Gain) loss on cash flow hedging
Foreign exchange contracts	$(88)	$10	Cost of sales
Interest rate contracts	364	232	Interest expense
	276	242	Total before income tax benefit
	(96)	(93)	Income tax benefit
	$180	$149	Net of tax

Pension and postretirement plan
Actuarial loss	$260	$631	(a)
Prior-service credit	(19)	(45)	(a)
	241	586	Total before income tax benefit
	(83)	(144)	Income tax benefit
	$158	$442	Net of tax

Total reclassifications for the period	$338	$591	Net of tax

(a) These AOCI components are included in the computation of pension and postretirement health care (income) expense. See Note 11 for further discussion.

NOTE 5—Derivative Financial Instruments

The Company uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies. The Company offsets fair value amounts related to foreign currency exchange contracts executed with the same counterparty. These contracts hedge firm commitments and forecasted transactions relating to cash flows associated with sales and purchases denominated in currencies other than the Company's subsidiaries' functional currencies. Changes in the fair value of forward foreign currency exchange contracts that are effective as hedges are recorded in AOCI. Deferred gains or losses are reclassified from AOCI to the Unaudited Condensed Consolidated Statements of Operations in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in cost of sales. The ineffective portion of derivatives that are classified as hedges is immediately recognized in earnings and generally recognized in cost of sales.

The Company uses interest rate swap agreements to partially reduce risks related to floating rate financing agreements that are subject to changes in market rates of interest. Terms of the interest rate swap agreements provide for the Company to receive a variable interest rate and pay a fixed interest rate. The Company's interest rate swap agreements and its variable rate financings are based upon LIBOR. Changes in the fair value of interest rate swap agreements that are effective as hedges are recorded in AOCI. Deferred gains or losses are reclassified from AOCI to the Unaudited Condensed Consolidated Statements of Operations in the same period as the gains or losses from the underlying transactions are recorded and are generally recognized in interest expense. The ineffective portion of derivatives that are classified as hedges is immediately recognized in earnings and included on the line “Other” in the “Other expense (income)” section of the Unaudited Condensed Consolidated Statements of Operations.

Interest rate swap agreements and forward foreign currency exchange contracts held by the Company have been designated as hedges of forecasted cash flows. The Company does not currently hold any nonderivative instruments designated as hedges or any derivatives designated as fair value hedges.

The Company periodically enters into foreign currency exchange contracts that do not meet the criteria for hedge accounting. These derivatives are used to reduce the Company's exposure to foreign currency risk related to forecasted purchase or sales transactions or forecasted intercompany cash payments or settlements. Gains and losses on these derivatives are included on the line “Cost of sales” or “Other” in the “Other expense (income)” section of the Unaudited Condensed Consolidated Statements of Operations.

Cash flows from hedging activities are reported in the Unaudited Condensed Consolidated Statements of Cash Flows in the same classification as the hedged item, generally as a component of cash flows from operations.

The Company measures its derivatives at fair value on a recurring basis using significant observable inputs, which is Level 2 as defined in the fair value hierarchy. The Company uses a present value technique that incorporates the LIBOR-swap curve, foreign currency spot rates and foreign currency forward rates to value its derivatives, including its interest rate swap agreements and foreign currency exchange contracts, and also incorporates the effect of its subsidiary and counterparty credit risk into the valuation.
Foreign Currency Derivatives: HBB held forward foreign currency exchange contracts denominated primarily in Canadian dollars with total notional amounts of $11.0 million, $5.0 million and $8.6 million at March 31, 2014, December 31, 2013 and March 31, 2013, respectively. The fair value of these contracts approximated a net asset of $0.1 million at March 31, 2014, a net asset of less than $0.1 million at December 31, 2013 and a net asset of $0.2 million at March 31, 2013.

Forward foreign currency exchange contracts that qualify for hedge accounting are used to hedge transactions expected to occur within the next twelve months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges have been included in AOCI. Based on market valuations at March 31, 2014, $0.1 million of the amount included in AOCI is expected to be reclassified as income into the Unaudited Condensed Consolidated Statements of Operations over the next twelve months, as the transactions occur.
Interest Rate Derivatives: HBB has interest rate swap agreements that hedge interest payments on its one-month LIBOR borrowings. The following table summarizes the notional amounts, related rates and remaining terms of interest rate swap agreements active at March 31, 2014, delayed at December 31, 2013 and active at March 31, 2013, in millions:

Notional Amount			Average Fixed Rate
MARCH 31 2014	DECEMBER 31 2013	MARCH 31 2013	MARCH 31 2014	DECEMBER 31 2013	MARCH 31 2013	Remaining Term at March 31, 2014
$20.0	$20.0	$25.0	1.4%	1.4%	4.0%	extending to January 2020

The fair value of HBB's interest rate swap agreements was a net asset of $0.6 million, a net asset of $0.8 million, and a net liability of $0.2 million at March 31, 2014, December 31, 2013, and March 31, 2013, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges have been included in AOCI. Based on market valuations at March 31, 2014, $0.1 million of the amount included in AOCI is expected to be reclassified as income into the Unaudited Condensed Consolidated Statements of Operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements. The interest rate swap agreements held by HBB on March 31, 2014 are expected to continue to be effective as hedges.
NACoal has interest rate swaps that hedge interest payments on its one-month LIBOR borrowings. The following table summarizes the notional amounts, related rates and remaining terms of the interest rate swap agreement active at March 31, 2014, December 31, 2013 and March 31, 2013 in millions:

Notional Amount			Average Fixed Rate
MARCH 31 2014	DECEMBER 31 2013	MARCH 31 2013	MARCH 31 2014	DECEMBER 31 2013	MARCH 31 2013	Remaining Term at March 31, 2014
$100.0	$100.0	N/A	1.4%	1.4%	N/A	extending to May 2018

The fair value of NACoal's interest rate swap agreement was a net asset of less than $0.1 million and $0.1 million at March 31, 2014 and December 31, 2013, respectively. NACoal did not hold any derivative financial instruments at March 31, 2013. The mark-to-market effect of the interest rate swap agreement that is considered effective as a hedge has been included in AOCI. Based on market valuations at March 31, 2014, less than $0.1 million of the amount included in AOCI is expected to be reclassified as income into the Unaudited Condensed Consolidated Statements of Operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreement. The interest rate swap agreement held by NACoal on March 31, 2014 is expected to continue to be effective as a hedge.

The following table summarizes the fair value of derivatives designated as hedging instruments reflected on a gross basis at March 31, 2014, December 31, 2013, and March 31, 2013 as recorded in the Unaudited Condensed Consolidated Balance Sheets:

	Derivative Assets
Derivatives designated as hedging instruments	Balance Sheet Location	MARCH 31 2014	DECEMBER 31 2013	MARCH 31 2013
Interest rate swap agreements	Prepaid expenses and other	$103	$128	$—
Interest rate swap agreements	Other non-current assets	491	809	—
Foreign currency exchange contracts	Prepaid expenses and other	125	83	205
		$719	$1,020	$205

	Derivative Liabilities
Derivatives designated as hedging instruments	Balance Sheet Location	MARCH 31 2014	DECEMBER 31 2013	MARCH 31 2013
Interest rate swap agreements	Other current liabilities	$—	$—	$227
Foreign currency exchange contracts	Other current liabilities	—	—	—
		$—	$—	$227

The following table summarizes the fair value of derivatives not designated as hedging instruments reflected on a gross basis at March 31, 2014, December 31, 2013, and March 31, 2013 as recorded in the Unaudited Condensed Consolidated Balance Sheets:

	Derivative Liabilities
Derivatives not designated as hedging instruments	Balance Sheet Location	MARCH 31 2014	DECEMBER 31 2013	MARCH 31 2013
Foreign currency exchange contracts	Other current liabilities	$46	$14	$—
		$46	$14	$—

The following table summarizes the pre-tax impact of derivative instruments for the three months ended March 31, 2014 and 2013 as recorded in the unaudited condensed consolidated statements of operations:

	Amount of Gain or (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	THREE MONTHS			THREE MONTHS
Derivatives in Cash Flow Hedging Relationships	2014	2013		2014	2013
Interest rate swap agreements	$(708)	$(3)	Interest expense	$(364)	$(232)
Foreign currency exchange contracts	76	199	Cost of sales	88	(10)
Total	$(632)	$196		$(276)	$(242)

			Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivatives
				THREE MONTHS
Derivatives Not Designated as Hedging Instruments				2014	2013
Foreign currency exchange contracts			Other	$(46)	$—
Total				$(46)	$—

See Note 6 for a discussion of the Company's fair value disclosures. There was no gain or loss recognized from ineffectiveness and no amounts were excluded from effectiveness testing.

NOTE 6—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Date	(Level 1)	(Level 2)	(Level 3)
	March 31, 2014
Assets:
Available for sale securities	$6,638	$6,638	$—	$—
Interest rate swap agreements	594	—	594	—
Foreign currency exchange contracts	125	—	125	—
	$7,357	$6,638	$719	$—
Liabilities:
Foreign currency exchange contracts	$46	$—	$46	$—
Contingent consideration	1,589	—	—	1,589
	$1,635	$—	$46	$1,589

	December 31, 2013
Assets:
Available for sale securities	$6,540	$6,540	$—	$—
Interest rate swap agreements	937	—	937	—
Foreign currency exchange contracts	83	—	83	—
	$7,560	$6,540	$1,020	$—
Liabilities:
Foreign currency exchange contracts	$14	$—	$14	$—
Contingent consideration	1,581	—	—	1,581
	$1,595	$—	$14	$1,581

	March 31, 2013
Assets:
Available for sale securities	$5,794	$5,794	$—	$—
Foreign currency exchange contracts	205	—	205	—
	$5,999	$5,794	$205	$—
Liabilities:
Interest rate swap agreements	$227	$—	$227	$—
Contingent consideration	4,360	—	—	4,360
	$4,587	$—	$227	$4,360

Bellaire Corporation (“Bellaire”) is a non-operating subsidiary of the Company with legacy liabilities relating to closed mining operations, primarily former Eastern U.S. underground coal mining operations. In connection with Bellaire's normal permit renewal with the Pennsylvania Department of Environmental Protection ("DEP"), Bellaire was notified during 2004 that in order to obtain renewal of the permit Bellaire would be required to establish a mine water treatment trust (the "Mine Water Treatment Trust"). On October 1, 2010, Bellaire executed a Post-Mining Treatment Trust Consent Order and Agreement with the DEP which established the Mine Water Treatment Trust to provide a financial assurance mechanism in order to assure the long-term treatment of post-mining discharges. Bellaire agreed to initially fund the Mine Water Treatment Trust with $5.0 million. Bellaire's Mine Water Treatment Trust invests in available for sale securities that are reported at fair value based upon quoted market prices in active markets for identical assets; therefore, they are classified as Level 1 within the fair value hierarchy and in the table above.

The Company uses significant other observable inputs to value derivative instruments used to hedge foreign currency and interest rate risk; therefore, they are classified within Level 2 of the valuation hierarchy. The fair value for these contracts is determined based on exchange rates and interest rates, respectively. See Note 5 for further discussion of the Company's derivative financial instruments. The valuation techniques and Level 3 inputs used to estimate the fair value of contingent consideration payable in connection with the Company's 2012 acquisition of Reed Minerals are described below. There were no transfers into or out of Levels 1, 2 or 3 during the three months ended March 31, 2014 and 2013.

The following table summarizes changes in Level 3 liabilities measured at fair value on a recurring basis:

		Contingent Consideration
Balance at	January 1, 2014	$1,581
Accretion expense		8
Payments		—
Balance at	March 31, 2014	$1,589

The contingent consideration is structured as an earn-out payment to the sellers of Reed Minerals. The earn-out is calculated as a percentage by which the monthly average coal selling price exceeds an established threshold multiplied by the number of tons sold during the month. The earn-out period covers the first 15.0 million tons of coal sold from the Reed Minerals coal reserves. There is no monetary cap on the amount payable under this contingent payment arrangement. The liability for contingent consideration is included in Other long-term liabilities in the Unaudited Condensed Consolidated Balance Sheet. Earn-out payments, if payable, are paid quarterly. No earn-out payments were made during the three months ended March 31, 2014. Earn-out payments of less than $0.1 million were paid during the three months ended March 31, 2013.

The estimated fair value of the contingent consideration was determined based on the income approach with key assumptions that include future projected metallurgical coal prices, forecasted coal deliveries and the estimated discount rate used to determine the present value of the projected contingent consideration payments. Future projected coal prices were estimated using a stochastic modeling methodology based on Geometric Brownian Motion with a risk neutral Monte Carlo simulation. Significant assumptions used in the model include coal price volatility and the risk-free interest rate based on U.S. Treasury yield curves with maturities consistent with the expected life of the contingent consideration. Volatility is considered a significant assumption and is based on historical coal prices. A significant increase or decrease in any of the aforementioned key assumptions related to the fair value measurement of the contingent consideration may result in a significantly higher or lower reported fair value for the contingent consideration liability.

The future anticipated cash flow for the contingent consideration was discounted using an interest rate that appropriately captures a market participant's view of the risk associated with the liability. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.

Other Fair Value Measurement Disclosures: The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account subsidiary credit risk, which is Level 2 as defined in the fair value hierarchy. At March 31, 2014, both the fair value and the book value of the revolving credit agreements and long-term debt, excluding capital leases, was $210.6 million. At December 31, 2013, both the fair value and the book value of the revolving credit agreements and long-term debt, excluding capital leases, was $170.7 million. At March 31, 2013, the fair value of the revolving credit agreements and long-term debt, excluding capital leases, was $162.8 million compared with the book value of $162.0 million.

NOTE 7—Unconsolidated Subsidiaries

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
Camino Real Fuels, LLC (“Camino Real”)
Liberty Fuels Company, LLC (“Liberty”)
NoDak Energy Services, LLC ("NoDak")
North American Coal Corporation India Private Limited ("NACC India")

Coteau, Falkirk and Sabine were developed between 1974 and 1981 and operate lignite coal mines under long-term contracts with various utility customers. Coteau, Falkirk and Sabine are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed, and are without recourse to NACCO and NACoal. Demery, Caddo Creek, Coyote Creek, Camino Real and Liberty (collectively with Coteau, Falkirk and Sabine, the "Unconsolidated Mines") were formed to develop, construct and operate surface mines under long-term contracts. Demery commenced delivering coal to its customer in 2012 and is expected to reach full production levels in late 2015. Liberty commenced production in 2013 and is expected to increase production levels gradually from 0.5 to 1 million tons in 2014 to full production of approximately 4.7 million tons of coal annually in 2019. Caddo Creek, Coyote Creek and Camino Real are still in development and are not expected to be at full production for several years. NoDak was formed to operate and maintain a coal processing facility. NACC India was formed to provide technical advisory services to the third-party owners of a coal mine in India.

The contracts with the customers of the Unconsolidated Mines provide for reimbursement at a price based on actual costs plus an agreed pre-tax profit per ton of coal sold or actual costs plus a management fee. Although NACoal owns 100% of the equity and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities or absorb any expected losses without additional support from the customers. The customers have a controlling financial interest and have the power to direct the activities that most significantly affect the economic performance of the entities. As a result, NACoal is not the primary beneficiary and therefore does not consolidate these entities' financial position or results of operations. The income taxes resulting from the operations of the Unconsolidated Mines are solely the responsibility of the Company. The pre-tax income from the Unconsolidated Mines is reported on the line “Earnings of unconsolidated mines” in the Unaudited Condensed Consolidated Statements of Operations, with related income taxes included in the provision for income taxes. The Company has included the pre-tax earnings of the Unconsolidated Mines above operating profit because they are an integral component of the Company's business and operating results. The pre-tax income from NoDak is reported on the line "Income from other unconsolidated affiliates" in the "Other expense (income)" section of the Unaudited Condensed Consolidated Statements of Operations, with the related income taxes included in the provision for income taxes. The net income from NACC India is reported on the line "Income from other unconsolidated affiliates" in the "Other expense (income)" section of the Unaudited Condensed Consolidated Statements of Operations.

The investments in the Unconsolidated Mines, NoDak and NACC India and related tax positions totaled $34.1 million, $33.1 million, and $37.2 million at March 31, 2014, December 31, 2013, and March 31, 2013, respectively, and is included on the line “Other Non-current Assets” in the Unaudited Condensed Consolidated Balance Sheets. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $5.3 million, $5.4 million, and $5.1 million at March 31, 2014, December 31, 2013, and March 31, 2013 respectively.

Included in "Accounts receivable from affiliates" is $29.6 million, $27.9 million and $25.2 million as of March 31, 2014, December 31, 2013 and March 31, 2013, respectively due from Coyote Creek, primarily for the purchase of a dragline from NACoal.

Summarized financial information for the Unconsolidated Mines, NoDak and NACC India is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2014	2013
Revenues	$138,523	$139,636
Gross profit	$19,493	$19,497
Income before income taxes	$13,168	$12,783
Net income	$10,146	$9,801

NOTE 8—Contingencies

Various legal and regulatory proceedings and claims have been or may be asserted against NACCO and certain subsidiaries relating to the conduct of their businesses, including product liability, patent infringement, asbestos-related claims, environmental and other claims. These proceedings and claims are incidental to the ordinary course of business of the Company. Management believes that it has meritorious defenses and will vigorously defend the Company in these actions. Any costs that management estimates will be paid as a result of these claims are accrued when the liability is considered probable and the amount can be reasonably estimated. Although the ultimate disposition of these proceedings is not presently determinable, management believes, after consultation with its legal counsel, that the likelihood is remote that material costs will be incurred in excess of accruals already recognized.

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

At March 31, 2014, December 31, 2013, and March 31, 2013, HBB had accrued an undiscounted obligation of $6.8 million, $6.9 million and $5.0 million, respectively, for environmental investigation and remediation activities at these sites. In addition, HBB estimates that it is reasonably possible that it may incur additional expenses in the range of $0 to $4.3 million related to the environmental investigation and remediation at these sites.

NOTE 9—Product Warranties

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

Changes in the Company's current and long-term recorded warranty liability are as follows:

2014
Balance at January 1	$5,343
Warranties issued	1,674
Settlements made	(2,466)
Balance at March 31	$4,551

NOTE 10—Income Taxes

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

NOTE 11—Retirement Benefit Plans

The Company maintains various defined benefit pension plans that provide benefits based on years of service and average compensation during certain periods. The Company's policy is to make contributions to fund these plans within the range allowed by applicable regulations. Plan assets consist primarily of publicly traded stocks and government and corporate bonds. Pension benefits were frozen for all employees effective as of the close of business on December 31, 2013. All eligible employees of the Company, including employees whose pension benefits are frozen, receive retirement benefits under defined contribution retirement plans.

The Company also maintains postretirement health care plans which provide benefits to eligible retired employees. All health care plans of the Company have a cap on the Company's share of the costs. These plans have no assets. Under the Company's current policy, plan benefits are funded at the time they are due to participants.
The components of pension and postretirement health care expense (income) are set forth below:

	THREE MONTHS ENDED
	MARCH 31
	2014	2013
U.S. Pension and Postretirement Health Care
Service cost	$18	$20
Interest cost	794	780
Expected return on plan assets	(1,267)	(1,216)
Amortization of actuarial loss	244	601
Amortization of prior service credit	(19)	(45)
Total	$(230)	$140
Non-U.S. Pension
Service cost	$—	$—
Interest cost	49	50
Expected return on plan assets	(74)	(72)
Amortization of actuarial loss	16	30
Total	$(9)	$8

NOTE 12—Business Segments

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

	THREE MONTHS ENDED
	MARCH 31
	2014	2013
Revenues from external customers
NACoal	$39,872	$51,147
HBB	101,325	106,151
KC	36,876	39,711
Eliminations	(660)	(957)
Total	$177,413	$196,052

Operating profit (loss)
NACoal	$6,653	$11,785
HBB	937	2,668
KC	(6,514)	(4,980)
NACCO and Other	(1,352)	(2,436)
Eliminations	(309)	(15)
Total	$(585)	$7,022

Net income (loss)
NACoal	$5,705	$9,591
HBB	350	1,501
KC	(4,033)	(3,267)
NACCO and Other	(1,197)	(2,003)
Eliminations	(2,349)	(1,400)
Total	$(1,524)	$4,422

NOTE 13—Subsequent Events

During the fourth quarter of 2013, NACoal acquired the equipment of National Coal of Alabama, Inc. ("NCOA") in exchange for the assumption of outstanding debt of $9.7 million associated with the acquired equipment. The outstanding debt was repaid concurrently with the acquisition of equipment utilizing borrowings under NACoal's existing unsecured revolving line of credit. In April 2014, NACoal acquired coal reserves and prepaid royalties and assumed certain reclamation obligations of NCOA. No cash payment was made to NCOA. This acquisition, which will be accounted for as a business combination, provides additional coal reserves in Alabama and equipment that can be used at NACoal's Reed Minerals mine, also located in Alabama.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Please refer to the discussion of the Company's Critical Accounting Policies and Estimates as disclosed on pages 34 through 37 in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The Company's Critical Accounting Policies and Estimates have not materially changed since December 31, 2013.

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
Camino Real Fuels, LLC (“Camino Real”)
Liberty Fuels Company, LLC (“Liberty”)
NoDak Energy Services, LLC ("NoDak")
North American Coal Corporation India Private Limited ("NACC India")

Coteau, Falkirk and Sabine were developed between 1974 and 1981 and operate lignite coal mines under long-term contracts with various utility customers. Coteau, Falkirk and Sabine are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed, and are without recourse to NACCO and NACoal. Demery, Caddo Creek, Coyote Creek, Camino Real and Liberty (collectively with Coteau, Falkirk and Sabine, the "Unconsolidated Mines") were formed to develop, construct and operate surface mines under long-term contracts. Demery commenced delivering coal to its customer in 2012 and is expected to reach full production levels in late 2015. Liberty commenced production in 2013 and is expected to increase production levels gradually from 0.5 to 1 million tons in 2014 to full production of approximately 4.7 million tons of coal annually in 2019. Caddo Creek, Coyote Creek and Camino Real are still in development and are not expected to be at full production for several years. NoDak was formed to operate and maintain a coal processing facility. NACC India was formed to provide technical advisory services to the third-party owners of a coal mine in India.

The contracts with the customers of the Unconsolidated Mines provide for reimbursement at a price based on actual costs plus an agreed pre-tax profit per ton of coal sold or actual costs plus a management fee.

FINANCIAL REVIEW

Tons of coal sold by NACoal's operating mines were as follows for the three months ended March 31:

	2014	2013
	(In millions)
Coteau	4.0	3.8
Falkirk	2.0	2.0
Sabine	1.1	1.2
Unconsolidated mines	7.1	7.0
MLMC	0.6	0.9
Reed Minerals	0.2	0.2
Consolidated mines	0.8	1.1
Total tons sold	7.9	8.1

The limerock dragline mining operations sold 5.0 million and 6.3 million cubic yards of limerock in the three months ended March 31, 2014 and March 31, 2013, respectively.

The results of operations for NACoal were as follows for the three months ended March 31:

	2014	2013
Revenue - consolidated mines	$37,496	$45,835
Royalty and other	2,376	5,312
Total revenues	39,872	51,147
Cost of sales - consolidated mines	36,582	42,158
Cost of sales - royalty and other	445	260
Total cost of sales	37,027	42,418
Gross profit	2,845	8,729
Earnings of unconsolidated mines (a)	12,438	12,098
Selling, general and administrative expenses	7,865	8,001
Amortization of intangible assets	765	1,041
Operating profit	6,653	11,785
Interest expense	1,071	784
Other income (including income from other unconsolidated affiliates)	(473)	(360)
Income before income tax provision	6,055	11,361
Income tax provision	350	1,770
Net income	$5,705	$9,591

Effective income tax rate (b)	5.8%	15.6%

(a) See Note 7 to Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.
(b) The NACoal effective tax rate is affected by the benefit of percentage depletion.

See further information regarding the consolidated effective income tax rate in Note 10 to Unaudited Condensed Consolidated Financial Statements.

First Quarter of 2014 Compared with First Quarter of 2013

The following table identifies the components of change in revenues for the first quarter of 2014 compared with the first quarter of 2013:

Revenues
2013	$51,147
Decrease from:
Consolidated mining operations	(8,339)
Royalty and other income	(2,936)
2014	$39,872
Revenues decreased to $39.9 million in the first quarter of 2014 from $51.1 million in the first quarter of 2013 primarily due to a decrease in revenue at the consolidated mining operations as a result of a planned outage at MLMC's customer's power plant resulting in fewer tons sold in the first quarter of 2014 compared with the first quarter of 2013, and lower customer requirements at the limerock dragline mining operations. This decrease was partially offset by a slight increase in revenue at Reed Minerals as an increase in tons sold was largely offset by a lower selling price. A decrease in royalty and other income also contributed to the reduction in revenues.

The following table identifies the components of change in operating profit for the first quarter of 2014 compared with the first quarter of 2013:

Operating Profit
2013	$11,785
Increase (decrease) from:
Royalty and other income	(3,235)
Consolidated mining operations	(2,110)
Other selling, general and administrative expenses	(450)
Earnings of unconsolidated mines	340
Loss on sale of asset	323
2014	$6,653
Operating profit decreased to $6.7 million in the first quarter of 2014 from $11.8 million in the first quarter of 2013 due to a substantial decrease in royalty and other income and lower operating results at the consolidated mining operations. The decrease at the consolidated mining operations was primarily attributable to a decrease in tons sold at MLMC due to a planned, but longer than expected, outage at the customer's power plant resulting in decreased customer requirements. Reed Minerals also generated a slightly higher loss in the first quarter of 2014 compared with the first quarter of 2013 due to an increase in depreciation expense on equipment acquired during 2013 and 2014, as well as from higher repairs and maintenance expense.
Net income decreased to $5.7 million in the first quarter of 2014 from $9.6 million in the first quarter of 2013 primarily due to the factors affecting operating profit, partially offset by lower income tax expense due to a lower effective income tax rate resulting from a shift in the mix of taxable income toward entities with lower estimated effective income tax rates and a higher tax benefit from percentage depletion.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the three months ended March 31:

	2014	2013	Change
Operating activities:
Net income	$5,705	$9,591	$(3,886)
Depreciation, depletion and amortization	4,778	4,030	748
Other	(4,237)	(15,577)	11,340
Working capital changes	11,770	12,335	(565)
Net cash provided by operating activities	18,016	10,379	7,637

Investing activities:
Expenditures for property, plant and equipment	(30,936)	(6,225)	(24,711)
Other	(189)	798	(987)
Net cash used for investing activities	(31,125)	(5,427)	(25,698)

Cash flow before financing activities	$(13,109)	$4,952	$(18,061)

The increase in net cash provided by operating activities was primarily the result of the change in other operating activities, partially offset by the decrease in net income during the first three months of 2014 compared with the first three months of 2013. The change in other operating activities was primarily the result of changes in intercompany taxes from unconsolidated mines.

The increase in net cash used for investing activities was primarily attributable to expenditures for property, plant and equipment, mainly for the refurbishment of a dragline and purchase of equipment at Reed Minerals in the first three months of 2014.

	2014	2013	Change
Financing activities:
Net additions (reductions) to long-term debt and revolving credit agreements	$10,094	$(7,339)	$17,433
Capital contribution from NACCO	3,000	—	3,000
Net cash provided by (used for) financing activities	$13,094	$(7,339)	$20,433

The change in net cash provided by (used for) financing activities was primarily due to an increase in borrowings and a capital contribution from NACCO during the first three months of 2014 compared with a reduction in borrowings in the first three months of 2013.

Financing Activities

NACoal has an unsecured revolving line of credit of up to $225.0 million (the “NACoal Facility”) that expires in November 2018. Borrowings outstanding under the NACoal Facility were $150.0 million at March 31, 2014. At March 31, 2014, the excess availability under the NACoal Facility was $74.0 million, which reflects a reduction for outstanding letters of credit of $1.0 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective March 31, 2014, for base rate and LIBOR loans were 1.00% and 2.00%, respectively. The NACoal Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.35% on the unused commitment at March 31, 2014. The weighted average interest rate applicable to the NACoal Facility at March 31, 2014 was 2.97% including the floating rate margin and the effect of the interest rate swap agreement.

To reduce the exposure to changes in the market rate of interest, NACoal has entered into an interest rate swap agreement for a portion of the NACoal Facility. Terms of the interest rate swap agreement require NACoal to receive a variable interest rate and pay a fixed interest rate. NACoal has interest rate swaps with notional values totaling $100.0 million at March 31, 2014 at an average fixed interest rate of 1.4%. See Note 5 to the Unaudited Condensed Consolidated Financial Statements for further discussion of NACoal's interest rate swap agreement.

The NACoal Facility contains restrictive covenants, which require, among other things, NACoal to maintain a maximum debt to EBITDA ratio of 3.50 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The NACoal Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 3.00 to 1.00 in conjunction with maintaining unused availability thresholds of borrowing capacity, as defined in the NACoal Facility, of $15.0 million. At March 31, 2014, NACoal was in compliance with all covenants in the NACoal Facility.

During 2004 and 2005, NACoal issued unsecured notes totaling $45.0 million in a private placement (the “NACoal Notes”), which require annual principal payments of approximately $6.4 million, which began in October 2008, and will mature on October 4, 2014. These unsecured notes bear interest at a weighted-average fixed rate of 6.08%, payable semi-annually on April 4 and October 4. The NACoal Notes are redeemable at any time at the option of NACoal, in whole or in part, at an amount equal to par plus accrued and unpaid interest plus a “make-whole premium,” if applicable. NACoal had $6.4 million of the private placement notes outstanding at March 31, 2014. The NACoal Notes contain certain covenants and restrictions that require, among other things, NACoal to maintain certain net worth, leverage and interest coverage ratios, and limit dividends to NACCO based upon maintaining a maximum debt to EBITDA ratio of 3.25 to 1.00. At March 31, 2014, NACoal was in compliance with the financial covenants in the NACoal Notes.

NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At March 31, 2014, the balance of the note was $4.8 million and the interest rate was 0.25%.

NACoal believes funds available from cash on hand at the Company, the NACoal Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the NACoal Facility in November 2018.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2013, there have been no significant changes in the total amount of NACoal's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 46 in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Capital Expenditures

Expenditures for property, plant and equipment were $30.9 million during the first three months of 2014. NACoal estimates that its capital expenditures for the remainder of 2014 will be an additional $29.1 million, primarily for dragline refurbishment, mine equipment and development at its mines. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

NACoal's capital structure is presented below:

	MARCH 31 2014	DECEMBER 31 2013	Change
Cash and cash equivalents	$12	$27	$(15)
Other net tangible assets	262,036	242,486	19,550
Coal supply agreements and other intangibles, net	58,920	59,685	(765)
Net assets	320,968	302,198	18,770
Total debt	(173,937)	(163,843)	(10,094)
Total equity	$147,031	$138,355	$8,676
Debt to total capitalization	54%	54%	—%

The increase in other net tangible assets during the first three months of 2014 was primarily due to an increase in property, plant and equipment slightly offset by a decrease in accounts receivable. The increase in property, plant and equipment was mainly attributable to the refurbishment of a dragline and purchase of equipment at Reed Minerals. The decrease in accounts receivable primarily resulted from the reduction in revenue due to the planned outage at MLMC's customer's power plant, as well as the collection of a Reed Minerals receivable in the first three months of 2014. Total debt increased mainly to fund the increase in property, plant and equipment.

OUTLOOK

NACoal continues to expect improved operating performance overall at its coal mining operations in 2014. At the unconsolidated mining operations, steam coal tons delivered in 2014 are expected to increase over 2013 provided customers achieve currently planned power plant operating levels in 2014. Demery commenced delivering coal to its customer in 2012 and full production levels are expected to be reached in late 2015. Liberty commenced production in 2013 for Mississippi Power Company's new Kemper County Energy Facility. Production levels at Liberty are expected to increase gradually from 0.5 million to 1 million tons in 2014 to full production of approximately 4.7 million tons of coal annually in 2019.

Unconsolidated mines currently in development are expected to continue to generate modest income during 2014. The three mines in development are not expected to be at full production for several years. Mining permits needed to commence mining operations were issued in 2013 for the Caddo Creek and the Camino Real projects in Texas. Caddo Creek expects to begin making initial coal deliveries in late 2014. Camino Real expects initial deliveries in the latter half of 2015, and expects to mine approximately 3.6 million tons of coal annually when at full production. Coyote Creek is developing a mine in Mercer County, North Dakota, from which it expects to deliver approximately 2.5 million tons of coal annually beginning in May 2016.

Consolidated coal mining operations are expected to improve significantly. Tons sold at Reed Minerals are expected to continue to increase in 2014 compared with 2013 and productivity improvements and increased mining efficiencies are expected in the second half of 2014. As part of its overall Reed Minerals improvement program, NACoal plans to temporarily idle a higher-cost Reed Minerals mining area during the last three quarters of 2014 while it files a revised mining permit. This permit will allow for a larger contiguous mining area that is expected to improve productivity and reduce costs. While this mining area is temporarily idled, NACoal will continue to supply current customers with coal mined from a nearby operation. In addition during the fourth quarter of 2013 and the first quarter of 2014, NACoal continued to acquire additional reserves and equipment near the Reed Minerals operation as part of its improvement program and the company's plans to expand its Alabama metallurgical coal platform. The improvements at Reed Minerals are expected to be somewhat offset by reduced results at MLMC due to fewer deliveries in 2014 compared with 2013 because of a planned outage at the customer's power plant in the first quarter of 2014, which was longer than expected, and another significant planned outage at the customer's power plant in the fourth quarter of 2014. Deliveries at MLMC are expected to increase over the longer term as a result of continued operational improvements at the customer's power plant. NACoal also has project opportunities for which it expects to continue to incur additional expenses in 2014. In particular, the company continues to move forward to obtain a permit for its Otter Creek reserve in North Dakota in preparation for construction of a new mine.

Limerock deliveries over the remainder of 2014 are expected to continue to be lower than 2013 as a result of reduced customer requirements.

Substantial declines in royalty and other income are also expected in 2014 from the high levels realized in 2013 and as a result, net income is expected to decrease significantly in 2014 compared with 2013.

NACoal expects a significant decline in net income in the second quarter of 2014 compared with the first quarter of 2014 due to increased losses at Reed Minerals and substantially lower royalty and other income. However, in the second half of 2014, NACoal expects net income to increase significantly compared with the second half of 2013. Productivity improvements and increased mining efficiencies are expected to result in a slight profit at Reed Minerals in the second half of 2014 compared with a large loss in the second half of 2013 but are not expected to offset Reed Minerals' operating losses incurred in the first half of the year. This improvement in the second half of 2014 is expected to be partially offset by significantly reduced deliveries at MLMC due to another planned outage at the customer's power plant and lower royalty and other income than in the second half of 2013. Overall, net income for the full year is expected to decline due to expected lower first half results. Cash flow before financing activities in 2014 is expected to be positive as compared with the negative cash flow before financing activities in 2013.

Over the longer term, NACoal's goal is to increase earnings of its unconsolidated mines by approximately 50% by 2017 from 2012 levels through the development and maturation of its new mines and normal escalation of contractual compensation at its existing mines. Also, NACoal has a goal of at least doubling the earnings contribution from its consolidated mining operations by 2017 from 2012 levels due to benefits from anticipated continued operational improvements at MLMC's customer's power plant and from the company's execution of its long-term plan at the Reed Minerals operations. The company views its acquisition of Reed Minerals as a metallurgical coal strategic initiative which includes significantly increased volume and profitability for the company over the long term.

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

FINANCIAL REVIEW

The results of operations for HBB were as follows for the three months ended March 31:

	2014	2013
Revenues	$101,325	$106,151
Operating profit	$937	$2,668
Interest expense	$295	$469
Other expense (income)	$220	$(183)
Net income	$350	$1,501
Effective income tax rate	17.1%	37.0%

First Quarter of 2014 Compared with First Quarter of 2013

The following table identifies the components of change in revenues for the first quarter of 2014 compared with the first quarter of 2013:

Revenues
2013	$106,151
Decrease from:
Unit volume and product mix	(3,285)
Foreign currency	(990)
Other	(551)
2014	$101,325

Revenues for the first quarter of 2014 decreased to $101.3 million from $106.2 million in the first quarter of 2013 primarily as a result of a decrease in sales volumes in the U.S. and International consumer markets, partially offset by improved sales of commercial products. Unfavorable foreign currency movements in the first quarter of 2014 compared with the comparable 2013 period also contributed to the decrease in revenue as both the Canadian dollar and the Mexican peso weakened against the U.S. dollar.

The following table identifies the components of change in operating profit for the first quarter of 2014 compared with the first quarter of 2013:

Operating Profit
2013	$2,668
Decrease from:
Foreign currency	(672)
Selling, general and administrative expenses	(625)
Gross profit	(434)
2014	$937

HBB's operating profit decreased to $0.9 million in the first quarter of 2014 from $2.7 million in the first quarter of 2013 primarily due to unfavorable foreign currency movements, increased selling, general and administrative expenses and reduced gross profit. Selling, general and administrative expenses increased mainly due to higher employee-related costs and advertising expenses. The decrease in gross profit primarily resulted from decreased sales volumes partially offset by a shift in sales mix to higher-priced, higher-margin products.

HBB recognized net income of $0.4 million in the first quarter of 2014 compared with $1.5 million in the first quarter of 2013 primarily due to the factors affecting operating profit.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the three months ended March 31:

	2014	2013	Change
Operating activities:
Net income	$350	$1,501	$(1,151)
Depreciation and amortization	634	538	96
Other	1,496	1,168	328
Working capital changes	(18,556)	(150)	(18,406)
Net cash (used for) provided by operating activities	(16,076)	3,057	(19,133)

Investing activities:
Expenditures for property, plant and equipment	(495)	(337)	(158)
Other	—	4	(4)
Net cash used for investing activities	(495)	(333)	(162)

Cash flow before financing activities	$(16,571)	$2,724	$(19,295)

Net cash provided by operating activities decreased $19.1 million in the first three months of 2014 compared with the first three months of 2013 primarily due to the change in working capital and the decrease in net income. The change in working capital was mainly from an increase in inventory in the first quarter of 2014 compared with a decrease in the 2013 comparable period, a larger decrease in accounts payable and a larger decrease in accrued payroll from increased payments, partially offset by a larger decrease in accounts receivable in the first quarter of 2014 compared with the 2013 comparable period. The increase in inventory and decrease in accounts receivable was primarily the result of reduced sales in the first three months of 2014. The decrease in accounts payable was mainly due to the timing of inventory purchases and a shift in payment terms with certain suppliers.

	2014	2013	Change
Financing activities:
Net additions (reductions) to revolving credit agreement	$19,189	$(5,022)	$24,211
Net cash provided by (used for) financing activities	$19,189	$(5,022)	$24,211

The change in net cash provided by (used for) financing activities was the result of an increase in borrowings during the first three months of 2014 compared with a decrease in borrowings in the first three months of 2013.

Financing Activities

HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires in July 2017. The obligations under the HBB Facility are secured by substantially all of HBB's assets. The approximate book value of HBB's assets held as collateral under the HBB Facility was $198.3 million as of March 31, 2014. At March 31, 2014, the borrowing base under the HBB Facility was $96.0 million and borrowings outstanding under the HBB Facility were $37.6 million. At March 31, 2014, the excess availability under the HBB Facility was $58.4 million.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible accounts receivable, inventory and trademarks of the borrowers, as defined in the HBB Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the HBB Facility. A portion of the availability is denominated in Canadian dollars to provide funding to HBB's Canadian subsidiary. Borrowings bear interest at a floating rate, which can be a base rate or LIBOR, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective March 31, 2014, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.50%, respectively. The applicable margins, effective March 31, 2014, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.00% and 1.50%, respectively. The HBB Facility also requires a fee of 0.375% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability and average usage, respectively. The weighted average interest rate applicable to the HBB Facility at March 31, 2014 was 3.03% including the floating rate margin and the effect of interest rate swap agreements.

To reduce the exposure to changes in the market rate of interest, HBB has entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require HBB to receive a variable interest rate and pay a fixed interest rate. HBB has interest rate swaps with notional values totaling $20.0 million at March 31, 2014 at an average fixed interest rate of 1.4%. See Note 5 to Unaudited Condensed Consolidated Financial Statements for further discussion of HBB's interest rate swap agreements.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to NACCO, subject to achieving availability thresholds. Dividends are limited to the greater of $20.0 million or excess cash flow from the most recently ended fiscal year in each of the two twelve-month periods following the closing date of the HBB Facility, so long as HBB has excess availability under the HBB Facility of not less than $25.0 million and maintains a minimum fixed charge coverage ratio of 1.0 to 1.0, as defined in the HBB Facility; and in such amounts as determined by HBB subsequent to the second anniversary of the closing date of the HBB Facility, so long as HBB has excess availability under the HBB Facility of not less than $25.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At March 31, 2014, HBB was in compliance with the financial covenants in the HBB Facility.

HBB believes funds available from cash on hand at the Company, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the HBB Facility in July 2017.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2013, there have been no significant changes in the total amount of HBB's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 52 in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Capital Expenditures

Expenditures for property, plant and equipment were $0.5 million for the first three months of 2014 and are estimated to be an additional $6.2 million for the remainder of 2014. These planned capital expenditures are primarily for tooling for new products and improvements to HBB's information technology infrastructure. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

Working capital is significantly affected by the seasonality of HBB's business. The following is a discussion of the changes in HBB's capital structure at March 31, 2014 compared with both March 31, 2013 and December 31, 2013.

March 31, 2014 Compared with March 31, 2013

	MARCH 31 2014	MARCH 31 2013	Change
Cash and cash equivalents	$2,626	$494	$2,132
Other net tangible assets	87,400	79,640	7,760
Net assets	90,026	80,134	9,892
Total debt	(37,636)	(34,654)	(2,982)
Total equity	$52,390	$45,480	$6,910
Debt to total capitalization	42%	43%	(1)%

Other net tangible assets increased $7.8 million from March 31, 2013 primarily due to an increase in inventory and a change in HBB's pension liability partially offset by an increase in accounts payable, a decrease in accounts receivable and a change in deferred income taxes. The increase in inventory and the decrease in accounts receivable were driven by lower sales in the first quarter of 2014 compared with the first quarter of 2013. The increase in accounts payable was due to the timing of inventory purchases.

Total equity increased $6.9 million primarily attributable to both HBB's net income of $23.9 million and the change in Accumulated other comprehensive loss of $3.0 million for the twelve months ended March 31, 2014, partially offset by $20.0 million of dividends paid to NACCO during the twelve months ended March 31, 2014.

March 31, 2014 Compared with December 31, 2013

	MARCH 31 2014	DECEMBER 31 2013	Change
Cash and cash equivalents	$2,626	$11	$2,615
Other net tangible assets	87,400	70,700	16,700
Net assets	90,026	70,711	19,315
Total debt	(37,636)	(18,447)	(19,189)
Total equity	$52,390	$52,264	$126
Debt to total capitalization	42%	26%	16%

Other net tangible assets increased $16.7 million from December 31, 2013 primarily due to lower levels of accounts payable, a decrease in other current liabilities from decreased payroll-related accruals as payments were made during the first three months of 2014, increased inventory and a decrease in intercompany taxes payable. The increase in other net tangible assets was partially offset by a decrease in accounts receivable. The changes in accounts payable and accounts receivable were primarily attributable to the seasonality of the business. The increase in inventory was driven by higher sales forecasts in the first quarter of 2014.

Total debt increased $19.2 million as a result of the seasonality of the business and the required funding of operations during the first three months of 2014.

OUTLOOK

HBB's target consumer, the middle-market mass consumer, continues to struggle with financial and economic concerns. As a result, sales volumes in the middle-market portion of the U.S. small kitchen appliance market in which HBB participates are projected to grow only moderately in 2014. International and commercial product markets in which HBB participates are also anticipated to grow in 2014 compared with 2013.

HBB expects sales volumes to grow more favorably than the market due to improved placements in 2014 compared with 2013. HBB continues to focus on strengthening its North American consumer market position through product innovation, promotions, increased placements and branding programs, together with appropriate levels of advertising for the company's highly successful and innovative product lines. HBB expects the FlexBrewTM coffee maker, launched in late 2012, and the Hamilton Beach® Breakfast Sandwich Maker, launched in early 2013, to continue to gain market position. The company is continuing to introduce innovative products and upgrades to certain products in several small appliance categories. These products, as well as other new product introductions in the pipeline for 2014, are expected to affect both revenues and operating profit positively. As a result of these new products and execution of the company's strategic initiatives, both domestically and internationally, HBB expects an increase in revenues in 2014 compared with 2013 at more than the 2014 market forecast rate of increase.

Overall, HBB expects full-year 2014 net income to be comparable to or moderately lower than 2013. The anticipated increase in sales volumes attributable to the continued implementation and execution of HBB's strategic initiatives is expected to be substantially offset by the costs of implementing those initiatives and by increased advertising and promotional costs and outside services fees. Product and transportation costs, as well as the negative effects of foreign currency fluctuations, are expected to gradually increase throughout 2014 compared with 2013. HBB continues to monitor both currency effects and commodity costs closely and intends to adjust product prices and product placements appropriately in response to such cost increases. HBB expects cash flow before financing activities in 2014 to be substantial but down significantly from 2013.

Longer term, HBB will work to take advantage of the potential to improve return on sales through economies of scale derived from market growth and a focus on its five strategic volume growth initiatives: (1) enhancing its placements in the North America consumer business through consumer-driven innovative products and strong sales and marketing support, (2) enhancing internet sales by providing best-in-class retailer support and increased consumer content and engagement, (3) participating in the "only-the-best" market with a strong brand and broad product line, (4) expanding internationally in the emerging Asian and Latin American markets by increasing product offerings and expanding its distribution channels and sales and marketing capabilities and (5) achieving global Commercial market leadership through a commitment to an enhanced global product line for chains and distributors serving the global food service and hospitality markets. During 2013 and the first quarter of 2014, HBB continued to make strides in the execution of its strategic initiatives and expects to continue to do so in the remainder of 2014.

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

FINANCIAL REVIEW

The results of operations for KC were as follows for the three months ended March 31:

	2014	2013
Revenues	$36,876	$39,711
Operating loss	$(6,514)	$(4,980)
Interest expense	$88	$51
Other expense (income)	$18	$23
Net loss	$(4,033)	$(3,267)
Effective income tax rate	39.1%	35.4%

First Quarter of 2014 Compared with First Quarter of 2013

The following table identifies the components of change in revenues for the first quarter of 2014 compared with the first quarter of 2013:

Revenues
2013	$39,711
Increase (decrease) from:
Closed stores	(3,085)
KC comparable store sales	(1,667)
LGC comparable store sales	(246)
New store sales	2,007
Other	156
2014	$36,876

Revenues for the first quarter of 2014 decreased to $36.9 million from $39.7 million in the first quarter of 2013. The decrease was primarily the result of the loss of sales from closing unprofitable KC and LGC stores since March 31, 2013 and a decline in both KC and LGC comparable store sales. The decrease in comparable store sales was mainly due to fewer customer visits and a reduction in store transactions at both store formats, partially offset by a modest improvement in the average sales transaction value at KC stores in the first quarter of 2014 compared with the first quarter of 2013. First quarter 2014 revenues were also unfavorably affected by an increase in the number of temporary store closures due to inclement weather. These decreases were partially offset by sales at newly opened KC stores.

At March 31, 2014, KC operated 238 stores compared with 255 stores at March 31, 2013 and 272 stores at December 31, 2013. At March 31, 2014, LGC operated 20 stores compared with 44 stores at March 31, 2013 and 32 stores at December 31, 2013.

The following table identifies the components of change in operating loss for the first quarter of 2014 compared with the first quarter of 2013:

Operating Loss
2013	$(4,980)
(Increase) decrease from:
Comparable stores	(1,678)
New stores	(276)
Closed stores	(70)
Other	(38)
Selling, general and administrative expenses	528
2014	$(6,514)

KC recognized an operating loss of $6.5 million in the first quarter of 2014 compared with an operating loss of $5.0 million in the first quarter of 2013. The increase in the operating loss was primarily due to reduced sales and unfavorable margins from the liquidation of discontinued inventory at comparable stores and seasonal losses at newly opened stores. Unfavorable margins from the liquidation of inventory at closed stores were almost completely offset by reduced closed store expenses. Favorable selling, general and administrative expenses primarily due to lower employee-related costs partially offset the increased operating loss.

KC reported a net loss of $4.0 million in the first quarter of 2014 compared with a net loss of $3.3 million in the first quarter of 2013 primarily due to the factors affecting the operating loss, partially offset by a higher estimated effective income tax rate in the first quarter of 2014 compared with the first quarter of 2013 resulting in a greater tax benefit on the 2014 operating loss.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the three months ended March 31:

	2014	2013	Change
Operating activities:
Net loss	$(4,033)	$(3,267)	$(766)
Depreciation and amortization	491	728	(237)
Other	(26)	(63)	37
Working capital changes	(6,804)	(15,323)	8,519
Net cash used for operating activities	(10,372)	(17,925)	7,553

Investing activities:
Expenditures for property, plant and equipment	(341)	(772)	431
Other	112	15	97
Net cash used for investing activities	(229)	(757)	528

Cash flow before financing activities	$(10,601)	$(18,682)	$8,081

Net cash used for operating activities decreased $7.6 million in the first three months of 2014 compared with the first three months of 2013 primarily due to the change in working capital. The change in working capital was mainly the result of a lesser decrease in accounts payable due to lower inventory levels in the first three months of 2014 compared with the first three months of 2013.

Expenditures for property, plant and equipment decreased primarily due to the reduction in number of stores.

	2014	2013	Change
Financing activities:
Net additions to revolving credit agreement	$10,268	$8,221	$2,047
Other	—	(2)	2
Net cash provided by financing activities	$10,268	$8,219	$2,049

The change in net cash provided by financing activities was the result of an increase in borrowings to fund operations during the first three months of 2014 compared with the first three months of 2013.

Financing Activities

KC has a $30.0 million secured revolving line of credit that expires in August 2017 (the “KC Facility”). The obligations under the KC Facility are secured by substantially all of the assets of KC. The approximate book value of KC's assets collateralized under the KC Facility was $60.6 million as of March 31, 2014.

The maximum availability under the KC Facility is derived from a borrowing base formula using KC's eligible inventory and eligible credit card accounts receivable, as defined in the KC Facility. Borrowings bear interest at a floating rate plus a margin based on the excess availability under the agreement, as defined in the KC Facility, which can be either a base rate plus a margin of 1.00% or LIBOR plus a margin of 2.00% as of March 31, 2014. The KC Facility also requires a commitment fee of 0.375% per annum on the unused commitment. The floating rate of interest applicable to the KC Facility at March 31, 2014 was 2.15% including the floating rate margin.

At March 31, 2014, the borrowing base under the KC Facility was $27.0 million and borrowings outstanding under the KC Facility were $11.7 million. At March 31, 2014, the excess availability under the KC Facility was $15.3 million.

The KC Facility allows for the payment of dividends to NACCO, subject to certain restrictions based on availability and meeting a fixed charge coverage ratio as described in the KC Facility. Dividends are limited to (i) $6.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $7.5 million after giving effect to such payment and maintaining a minimum fixed charge coverage ratio of 1.1 to 1.0, as defined in the KC Facility; (ii) $2.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $7.5 million after giving effect to such payment and (iii) in such amounts as determined by KC, so long as KC has excess availability under the KC Facility of $15.0 million after giving effect to such payment. At March 31, 2014, KC was in compliance with all covenants in the KC Facility.

KC believes funds available from cash on hand at KC and the Company, the KC Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the KC Facility expires in August 2017.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2013, there have been no significant changes in the total amount of KC's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 58 in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Capital Expenditures

Expenditures for property, plant and equipment were $0.3 million for the first three months of 2014 and are estimated to be an additional $1.0 million for the remainder of 2014. These planned capital expenditures are primarily for fixtures and equipment at new or existing stores and improvements to KC's information technology infrastructure. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

Working capital is significantly affected by the seasonality of KC's business. The following is a discussion of the changes in KC's capital structure at March 31, 2014 compared with both March 31, 2013 and December 31, 2013.

March 31, 2014 Compared with March 31, 2013

	MARCH 31 2014	MARCH 31 2013	Change
Cash and cash equivalents	$449	$1,059	$(610)
Other net tangible assets	44,018	47,551	(3,533)
Net assets	44,467	48,610	(4,143)
Total debt	(11,728)	(8,221)	(3,507)
Total equity	$32,739	$40,389	$(7,650)
Debt to total capitalization	26%	17%	9%

The $3.5 million decrease in other net tangible assets at March 31, 2014 compared with March 31, 2013 was mainly due to a reduction in inventory and property, plant and equipment primarily from a decrease in the number of stores open at March 31, 2014 compared with March 31, 2013.

The increase in borrowings during the first three months of 2014 compared with the first three months of 2013 was mainly due to lower sales volumes.

March 31, 2014 Compared with December 31, 2013

	MARCH 31 2014	DECEMBER 31 2013	Change
Cash and cash equivalents	$449	$781	$(332)
Other net tangible assets	44,018	37,451	6,567
Net assets	44,467	38,232	6,235
Total debt	(11,728)	(1,460)	(10,268)
Total equity	$32,739	$36,772	$(4,033)
Debt to total capitalization	26%	(a)	(a)

(a)	Debt to total capitalization is not meaningful.

Other net tangible assets increased $6.6 million at March 31, 2014 compared with December 31, 2013 primarily from decreases in accounts payable, sales tax payable and accrued payroll partially offset by a decrease in inventory, all due to the seasonality of the business.

Total debt increased as a result of the seasonality of the business and the required funding of operations during the first three months of 2014. Total equity decreased as a result of KC's net loss during the first three months of 2014.

OUTLOOK

Consumer traffic to all mall locations, and particularly outlet malls, continued to decline in the first quarter of 2014 and prospects for the remainder of 2014 are uncertain. Fewer households were established in 2013, and this trend is expected to continue in 2014 because the middle-market consumer remains under pressure as a result of financial and economic concerns. These concerns are expected to continue to dampen consumer sentiment and limit consumer spending levels for KC's target customer in 2014. In this context, KC closed 48 stores in the first quarter of 2014 and plans to close approximately ten more in the second quarter, as part of a program to close underperforming stores and realign the business around core stores which perform with acceptable profitability. KC plans to maintain a lower number of stores in 2014 and, as a result, expects 2014 revenues to decrease compared with 2013.

The net effect of closing stores early in 2014 and the anticipated opening of a small number of new stores during the second half of 2014 is expected to contribute to significantly improved operating results beginning in the second quarter and gradually improving throughout 2014 with the objective of approaching break-even operating profit for the full year, compared with a significant loss in 2013, and to generate positive cash flow before financing activities. As part of KC's program to realign its business, the company has taken additional steps to reduce expenses through a number of cost reduction programs implemented during the first quarter of 2014 at its headquarters, distribution center and remaining core stores and by terminating its medical benefit plan in late February 2014. This program is expected to be mostly finalized in the second quarter of 2014 and is expected to generate significant improvements during the second half of 2014. In addition, during the first quarter KC executed revisions to its store layouts designed to focus customers on higher-margin products. These changes appear to be working as margins improved late in the first quarter of 2014 and are expected to continue improving during the balance of 2014. Overall, however, KC expects a moderate net loss in 2014.

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

FINANCIAL REVIEW

Operating Results

The results of operations at NACCO and Other were as follows for the three months ended March 31:

	THREE MONTHS
	2014	2013
Revenues	$—	$—
Operating loss	$(1,352)	$(2,436)
Other expense	$285	$401
Net loss	$(1,197)	$(2,003)

First Quarter of 2014 Compared with First Quarter of 2013

NACCO and Other recognized an operating loss of $1.4 million and $2.4 million in the first quarter of 2014 and 2013, respectively. The decrease in the operating loss in the first quarter of 2014 compared with the first quarter of 2013 was primarily due to an increase in management fees charged to the subsidiaries and lower professional fees.

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

Following are the parent company management fees included in each subsidiary's selling, general and administrative expenses for the three months ended March 31:

	2014	2013
NACoal	$1,022	$740
HBB	$887	$792
KC	$65	$62

Stock Repurchase Program

On November 8, 2011, the Company announced that its Board of Directors approved the repurchase of up to $50 million of the Company's Class A Common Stock outstanding (the "2011 Stock Repurchase Program"). The original authorization for the 2011 Stock Repurchase Program expired on December 31, 2012; however, in November 2012 the Company's Board of Directors approved an extension of the 2011 Stock Repurchase Program through December 31, 2013. In total, the Company repurchased $35.6 million of Class A Common Stock under the 2011 Stock Repurchase Program.

On November 12, 2013, the Company's Board of Directors terminated the 2011 Stock Repurchase Program and approved a new stock repurchase program (the "2013 Stock Repurchase Program") providing for the purchase of up to $60 million of the Company's Class A Common Stock outstanding through December 31, 2015. The timing and amount of any repurchases under the 2013 Stock Repurchase Program are determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives and market conditions for the Company's Class A common stock. The 2013 Stock Repurchase Program does not require the Company to acquire any specific number of shares. It may be modified, suspended, extended or terminated by the Company at any time without prior notice and may be executed through open market purchases, privately negotiated transactions or otherwise. All or part of the repurchases under the 2013 Stock Repurchase Program may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so. As of March 31, 2014, the Company had repurchased a total of 107,073 shares of Class A Common Stock for an aggregate purchase price of $5.9 million under the 2013 Stock Repurchase Program, including 90,978 shares at an average purchase price of $54.80 per share during the three months ended March 31, 2014.

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

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2013, there have been no significant changes in the total amount of NACCO and Other contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 62 in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Capital Structure

NACCO's consolidated capital structure is presented below:

	MARCH 31 2014	DECEMBER 31 2013	Change
Cash and cash equivalents	$70,070	$95,390	$(25,320)
Other net tangible assets	398,542	341,230	57,312
Coal supply agreement and other intangibles, net	58,920	59,685	(765)
Net assets	527,532	496,305	31,227
Total debt	(223,301)	(183,750)	(39,551)
Bellaire closed mine obligations, net of tax	(14,688)	(14,775)	87
Total equity	$289,543	$297,780	$(8,237)
Debt to total capitalization	44%	38%	6%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
INTEREST RATE RISK
The Company's subsidiaries, NACoal, HBB and KC, have entered into certain financing arrangements that require interest payments based on floating interest rates. As such, the Company's financial results are subject to changes in the market rate of interest. There is an inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. To reduce the exposure to changes in the market rate of interest, NACoal and HBB have entered into interest rate swap agreements for a portion of its floating rate financing arrangements. The Company does not enter into interest rate swap agreements for trading purposes. Terms of the interest rate swap agreements provide for the subsidiaries to receive a variable interest rate and pay a fixed interest rate. See Note 5 to Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.

The fair value of the Company's interest rate swap agreements was a net asset of $0.6 million at March 31, 2014. A hypothetical 10% decrease in interest rates would not cause a material change in the fair value of the interest rate swap agreements at March 31, 2014.

FOREIGN CURRENCY EXCHANGE RATE RISK
HBB operates internationally and enters into transactions denominated in foreign currencies, principally the Canadian dollar, the Mexican peso and, to a lesser extent, the Chinese yuan and Brazilian real. As such, its financial results are subject to the variability that arises from exchange rate movements. HBB uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts generally mature within twelve months and require HBB to buy or sell the functional currency in which the applicable subsidiary operates and buy or sell U.S. dollars at rates agreed to at the inception of the contracts. The fair value of these contracts was a net asset of $0.1 million at March 31, 2014. See Note 5 to Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.

For purposes of risk analysis, the Company uses sensitivity analyses to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. Assuming a hypothetical 10% weakening of the U.S. dollar compared with other foreign currencies at March 31, 2014, the fair value of foreign currency-sensitive financial instruments, which primarily represent forward foreign currency exchange contracts, would not cause a material change in the fair value of the contracts at March 31, 2014. It is important to note that the change in fair value indicated in this sensitivity analysis would be somewhat offset by changes in the fair value of the underlying receivables and payables, which would not be material.

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

Changes in internal control over financial reporting: During the first quarter of 2014, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
None.

Item 1A    Risk Factors
No material changes for HBB, KC, NACoal or General from the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (1)
Month #1 (January 1 to 31, 2014)	5,826	$59.04	5,826	$58,740,974
Month #2 (February 1 to 28, 2014)	24,784	$58.30	24,784	$57,296,067
Month #3 (March 1 to 31, 2014)	60,368	$52.95	60,368	$54,099,581
Total	90,978	$54.80	90,978	$54,099,581

(1)
On November 12, 2013, the Company's Board of Directors approved a stock repurchase program (the "2013 Stock Repurchase Program") providing for the purchase of up to $60 million of the Company's Class A Common Stock outstanding through December 31, 2015. The timing and amount of any repurchases under the 2013 Stock Repurchase Program are determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives and market conditions for the Company's Class A Common Stock. The 2013 Stock Repurchase Program does not require the Company to acquire any specific number of shares. It may be modified, suspended, extended or terminated by the Company at any time without prior notice and may be executed through open market purchases, privately negotiated transactions or otherwise. All or part of the repurchases under the 2013 Stock Repurchase Program may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so. As of March 31, 2014, the Company repurchased $5.9 million of Class A Common Stock under the 2013 Stock Repurchase Program.

Item 3    Defaults Upon Senior Securities
None.

Item 4    Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 filed with this Quarterly Report on Form 10-Q for the period ended March 31, 2014.

Item 5    Other Information
None.

Item 6    Exhibits
Incorporated by reference to the Exhibit Index on page 42 of this Quarterly Report on Form 10-Q for the period ended March 31, 2014.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NACCO Industries, Inc. (Registrant)
Date:	April 30, 2014	/s/ Elizabeth I. Loveman
Elizabeth I. Loveman
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