Form 10-Q
period 2014-06-30
NACCO INDUSTRIES INC
filed 2014-07-30
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

YES ☐ NO ☑

Number of shares of Class A Common Stock outstanding at July 25, 2014: 6,046,238
Number of shares of Class B Common Stock outstanding at July 25, 2014: 1,580,590

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30 2014	DECEMBER 31 2013	JUNE 30 2013
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$60,907	$95,390	$85,058
Accounts receivable, net	85,001	120,789	81,271
Accounts receivable from affiliates	36,351	32,636	29,029
Inventories, net	188,148	184,445	167,470
Deferred income taxes	12,740	14,452	13,701
Prepaid expenses and other	23,195	13,578	16,111
Total current assets	406,342	461,290	392,640
Property, plant and equipment, net	254,362	219,256	185,626
Coal supply agreements and other intangibles, net	57,929	59,685	65,666
Other non-current assets	70,160	69,725	54,185
Total assets	$788,793	$809,956	$698,117
LIABILITIES AND EQUITY
Accounts payable	$99,319	$133,016	$90,334
Revolving credit agreements of subsidiaries - not guaranteed by the parent company	74,524	23,460	27,264
Current maturities of long-term debt of subsidiaries - not guaranteed by the parent company	7,877	7,859	6,969
Accrued payroll	14,837	29,030	18,378
Other current liabilities	37,868	44,754	30,510
Total current liabilities	234,425	238,119	173,455
Long-term debt of subsidiaries - not guaranteed by the parent company	147,257	152,431	129,687
Mine closing reserves	35,930	29,764	28,928
Pension and other postretirement obligations	7,355	7,648	14,573
Long-term deferred income taxes	23,026	24,786	22,961
Other long-term liabilities	66,013	59,428	60,487
Total liabilities	514,006	512,176	430,091
Stockholders' equity
Common stock:
Class A, par value $1 per share, 6,046,238 shares outstanding (December 31, 2013 - 6,290,414 shares outstanding; June 30, 2013 - 6,454,764 shares outstanding)	6,046	6,290	6,455
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,580,590 shares outstanding (December 31, 2013 - 1,581,106 shares outstanding; June 30, 2013 - 1,581,835 shares outstanding)	1,581	1,581	1,582
Capital in excess of par value	—	941	4,185
Retained earnings	279,922	301,227	275,662
Accumulated other comprehensive loss	(12,762)	(12,259)	(19,858)
Total stockholders' equity	274,787	297,780	268,026
Total liabilities and equity	$788,793	$809,956	$698,117

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2014	2013	2014	2013
	(In thousands, except per share data)
Revenues	$200,370	$196,017	$377,783	$392,069
Cost of sales	163,847	148,387	305,089	298,178
Gross profit	36,523	47,630	72,694	93,891
Earnings of unconsolidated mines	11,567	10,281	24,005	22,379
Operating expenses
Selling, general and administrative expenses	50,990	48,489	99,419	98,785
Amortization of intangible assets	991	619	1,756	1,660
	51,981	49,108	101,175	100,445
Operating profit (loss)	(3,891)	8,803	(4,476)	15,825
Other expense (income)
Interest expense	1,950	1,148	3,404	2,452
(Income) loss from other unconsolidated affiliates	420	(336)	32	(727)
Closed mine obligations	308	272	624	677
Other, net, including interest income	(273)	476	(151)	343
	2,405	1,560	3,909	2,745
Income (loss) before income tax provision (benefit)	(6,296)	7,243	(8,385)	13,080
Income tax provision (benefit)	(2,672)	2,096	(3,237)	3,511
Net income (loss)	$(3,624)	$5,147	$(5,148)	$9,569

Basic earnings (loss) per share	$(0.47)	$0.63	$(0.66)	$1.16
Diluted earnings (loss) per share	$(0.47)	$0.63	$(0.66)	$1.16

Dividends per share	$0.2575	$0.2500	$0.5075	$0.5000

Basic weighted average shares outstanding	7,712	8,179	7,777	8,259
Diluted weighted average shares outstanding	7,718	8,184	7,787	8,284

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2014	2013	2014	2013
	(In thousands)
Net income (loss)	$(3,624)	$5,147	$(5,148)	$9,569
Foreign currency translation adjustment	258	(543)	84	(64)
Deferred gain on available for sale securities	174	48	237	292
Current period cash flow hedging activity, net of $583 and $808 tax benefit in the three and six months ended June 30, 2014, respectively, and $356 and $432 tax expense in the three and six months ended June 30, 2013, respectively.	(1,043)	577	(1,450)	697
Reclassification of hedging activities into earnings, net of $91 and $187 tax benefit in the three and six months ended June 30, 2014, respectively, and $77 and $170 tax benefit in the three and six months ended June 30, 2013, respectively.	173	124	353	273
Reclassification of pension and postretirement adjustments into earnings, net of $77 and $160 tax benefit in the three and six months ended June 30, 2014, respectively, and $264 and $408 tax benefit in the three and six months ended June 30, 2013, respectively.	115	363	273	805
Total other comprehensive income (loss)	$(323)	$569	$(503)	$2,003
Comprehensive income (loss)	$(3,947)	$5,716	$(5,651)	$11,572

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30
	2014	2013
	(In thousands)
Operating activities
Net income (loss)	$(5,148)	$9,569
Adjustments to reconcile from net income (loss) to net cash used for operating activities:
Depreciation, depletion and amortization	12,597	10,209
Amortization of deferred financing fees	270	295
Deferred income taxes	(248)	(3,333)
Other	7,569	(12,444)
Working capital changes:
Accounts receivable	31,466	40,334
Inventories	(3,723)	2,070
Other current assets	(9,163)	(4,131)
Accounts payable	(33,695)	(37,738)
Other current liabilities	(21,337)	(7,389)
Net cash used for operating activities	(21,412)	(2,558)

Investing activities
Expenditures for property, plant and equipment	(41,180)	(13,816)
Other	380	1,101
Net cash used for investing activities	(40,800)	(12,715)

Financing activities
Additions to long-term debt	1,553	1,768
Reductions of long-term debt	(1,710)	(7,264)
Net additions (reductions) to revolving credit agreements	46,063	(8,280)
Cash dividends paid	(3,957)	(4,134)
Purchase of treasury shares	(14,247)	(21,608)
Other	2	(10)
Net cash provided by (used for) financing activities	27,704	(39,528)

Effect of exchange rate changes on cash	25	4
Cash and cash equivalents
Decrease for the period	(34,483)	(54,797)
Balance at the beginning of the period	95,390	139,855
Balance at the end of the period	$60,907	$85,058

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Available for Sale Securities	Deferred Gain (Loss) on Cash Flow Hedging	Pension and Postretirement Plan Adjustment	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2013	$6,771	$1,582	$24,612	$270,227	$(574)	$292	$(286)	$(21,293)	$281,331
Stock-based compensation	78	—	787	—	—	—	—	—	865
Purchase of treasury shares	(394)	—	(21,214)	—	—	—	—	—	(21,608)
Net income (loss)	—	—	—	9,569	—	—	—	—	9,569
Cash dividends on Class A and Class B common stock: $0.50 per share	—	—	—	(4,134)	—	—	—	—	(4,134)
Current period other comprehensive income (loss)	—	—	—	—	(64)	292	697	—	925
Reclassification adjustment to net income (loss)	—	—	—	—	—	—	273	805	1,078
Balance, June 30, 2013	$6,455	$1,582	$4,185	$275,662	$(638)	$584	$684	$(20,488)	$268,026

Balance, January 1, 2014	$6,290	$1,581	$941	$301,227	$(803)	$1,021	$676	$(13,153)	$297,780
Stock-based compensation	22	—	840	—	—	—	—	—	862
Purchase of treasury shares	(266)	—	(1,781)	(12,200)	—	—	—	—	(14,247)
Net income (loss)	—	—	—	(5,148)	—	—	—	—	(5,148)
Cash dividends on Class A and Class B common stock: $0.5075 per share	—	—	—	(3,957)	—	—	—	—	(3,957)
Current period other comprehensive income (loss)	—	—	—	—	84	237	(1,450)	—	(1,129)
Reclassification adjustment to net income (loss)	—	—	—	—	—	—	353	273	626
Balance, June 30, 2014	$6,046	$1,581	$—	$279,922	$(719)	$1,258	$(421)	$(12,880)	$274,787

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at June 30, 2014 and the results of its operations, comprehensive income (loss), cash flows and changes in equity for the six months ended June 30, 2014 and 2013 have been included. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. GAAP for complete financial statements.

Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2014. The HBB and KC businesses are seasonal and a majority of revenues and operating profit typically occurs in the second half of the calendar year when sales of small electric household appliances to retailers and consumers increase significantly for the fall holiday-selling season. For further information regarding seasonality of these businesses, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Certain amounts in the prior periods' Unaudited Condensed Consolidated Financial Statements have been reclassified to conform to the current period's presentation.

NOTE 2—Recently Issued Accounting Standards

Accounting Standards Adopted in 2014: In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations - that is, a major effect on the organization's operations and financial results should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The Company adopted this guidance during the first quarter of 2014.  The adoption did not have an effect on the Company’s financial position, results of operations or cash flows.

Accounting Standards Not Yet Adopted: In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which supersedes most current revenue recognition guidance, including industry-specific guidance, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. The Company is currently assessing the impact of implementing this guidance on the Company's financial position, results of operations, and cash flows.

NOTE 3—Inventories

Inventories are summarized as follows:

	JUNE 30 2014	DECEMBER 31 2013	JUNE 30 2013
Coal - NACoal	$24,377	$24,710	$22,154
Mining supplies - NACoal	19,659	17,406	15,994
Total inventories at weighted average cost	44,036	42,116	38,148
Sourced inventories - HBB	97,545	90,713	79,778
Retail inventories - KC	46,567	51,616	49,544
Total inventories at FIFO	144,112	142,329	129,322
	$188,148	$184,445	$167,470

NOTE 4—Stockholders' Equity

Stock Repurchase Program: On November 8, 2011, the Company announced that its Board of Directors approved the repurchase of up to $50 million of the Company's Class A Common Stock outstanding (the "2011 Stock Repurchase Program"). The original authorization for the 2011 Stock Repurchase Program was set to expire on December 31, 2012; however, in November 2012 the Company's Board of Directors approved an extension of the 2011 Stock Repurchase Program through December 31, 2013. In total, the Company repurchased $35.6 million of Class A Common Stock under the 2011 Stock Repurchase Program.

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

During the three months ended June 30, 2014, the Company repurchased a total of 175,359 shares of Class A Common Stock for an aggregate purchase price of $9.3 million under the 2013 Stock Repurchase Program at an average purchase price of $52.82 per share. During the six months ended June 30, 2014, the Company repurchased a total of 266,337 shares of Class A Common Stock for an aggregate purchase price of $14.2 million under the 2013 Stock Repurchase Program at an average purchase price of $53.49 per share.

Amounts Reclassified out of Accumulated Other Comprehensive Income (Loss): The following table summarizes the amounts reclassified out of Accumulated other comprehensive income (loss) ("AOCI") and recognized in the Unaudited Condensed Consolidated Statements of Operations:

	Amount Reclassified from AOCI
	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30		June 30
Details about AOCI Components	2014	2013	2014	2013	Location of (gain) loss reclassified from AOCI into income (loss)
(Gain) loss on cash flow hedging
Foreign exchange contracts	$(114)	$(27)	$(202)	$(17)	Cost of sales
Interest rate contracts	378	228	742	460	Interest expense
	264	201	540	443	Total before income tax benefit
	(91)	(77)	(187)	(170)	Income tax benefit
	$173	$124	$353	$273	Net of tax

Pension and postretirement plan
Actuarial loss	$209	$682	$469	$1,313	(a)
Prior-service credit	(17)	(55)	(36)	(100)	(a)
	192	627	433	1,213	Total before income tax benefit
	(77)	(264)	(160)	(408)	Income tax benefit
	$115	$363	$273	$805	Net of tax

Total reclassifications for the period	$288	$487	$626	$1,078	Net of tax

(a) These AOCI components are included in the computation of pension and postretirement health care (income) expense. See Note 10 for further discussion.

NOTE 5—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Date	(Level 1)	(Level 2)	(Level 3)
	June 30, 2014
Assets:
Available for sale securities	$6,906	$6,906	$—	$—
Interest rate swap agreements	278	—	278	—
	$7,184	$6,906	$278	$—
Liabilities:
Interest rate swap agreements	$602	$—	$602	$—
Foreign currency exchange contracts	393	—	393	—
Contingent consideration	1,597	—	—	1,597
	$2,592	$—	$995	$1,597

	December 31, 2013
Assets:
Available for sale securities	$6,540	$6,540	$—	$—
Interest rate swap agreements	937	—	937	—
Foreign currency exchange contracts	83	—	83	—
	$7,560	$6,540	$1,020	$—
Liabilities:
Foreign currency exchange contracts	$14	$—	$14	$—
Contingent consideration	1,581	—	—	1,581
	$1,595	$—	$14	$1,581

	June 30, 2013
Assets:
Available for sale securities	$5,869	$5,869	$—	$—
Interest rate swap agreements	764	—	764	—
Foreign currency exchange contracts	326	—	326	—
	$6,959	$5,869	$1,090	$—
Liabilities:
Contingent consideration	$1,564	$—	$—	$1,564
	$1,564	$—	$—	$1,564

Bellaire Corporation (“Bellaire”) is a non-operating subsidiary of the Company with legacy liabilities relating to closed mining operations, primarily former Eastern U.S. underground coal mining operations. In connection with Bellaire's normal permit renewal with the Pennsylvania Department of Environmental Protection ("DEP"), Bellaire established a $5 million mine water treatment trust (the "Mine Water Treatment Trust") to provide a financial assurance mechanism in order to assure the long-term treatment of post-mining discharges. Bellaire's Mine Water Treatment Trust invests in available for sale securities that are reported at fair value based upon quoted market prices in active markets for identical assets; therefore, they are classified as Level 1 within the fair value hierarchy and in the table above.

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

The valuation techniques and Level 3 inputs used to estimate the fair value of contingent consideration payable in connection with the Company's 2012 acquisition of Reed Minerals are described below. The following table summarizes changes in Level 3 liabilities measured at fair value on a recurring basis:

Contingent Consideration
Balance at January 1, 2014	$1,581
Accretion expense	16
Payments	—
Balance at June 30, 2014	$1,597

The contingent consideration is structured as an earn-out payment to the sellers of Reed Minerals. The earn-out is calculated as a percentage by which the monthly average coal selling price exceeds an established threshold multiplied by the number of tons sold during the month. The earn-out period covers the first 15.0 million tons of coal sold from certain Reed Minerals coal reserves. There is no monetary cap on the amount payable under this contingent payment arrangement. The liability for contingent consideration is included in Other long-term liabilities in the Unaudited Condensed Consolidated Balance Sheets. Earn-out payments, if payable, are paid quarterly. No earn-out payments were made during the three and six months ended June 30, 2014.

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

There were no transfers into or out of Levels 1, 2 or 3 during the three and six months ended June 30, 2014 and 2013.

Other Fair Value Measurement Disclosures: The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. Revolving credit agreements and long-term debt are recorded at carrying value in the Unaudited Condensed Consolidated Balance Sheets. The fair value of revolving credit agreements approximates their carrying value as the stated rates of the debt reflect recent market conditions. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account subsidiary credit risk, which is Level 2 as defined in the fair value hierarchy. At June 30, 2014, both the fair value and the book value of the revolving credit agreements and long-term debt, excluding capital leases, was $217.3 million. At December 31, 2013, both the fair value and the book value of the revolving credit agreements and long-term debt, excluding capital leases, was $170.7 million. At June 30, 2013, the fair value of the revolving credit agreements and long-term debt, excluding capital leases, was $152.9 million compared with the book value of $152.5 million.

NOTE 6—Unconsolidated Subsidiaries

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
Camino Real Fuels, LLC (“Camino Real”)
Liberty Fuels Company, LLC (“Liberty”)
NoDak Energy Services, LLC ("NoDak")
North American Coal Corporation India Private Limited ("NACC India")

Coteau, Falkirk and Sabine were developed between 1974 and 1981 and operate lignite coal mines under long-term contracts with various utility customers. Coteau, Falkirk and Sabine are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed, and are without recourse to NACCO and NACoal. Demery, Caddo Creek, Coyote Creek, Camino Real and Liberty (collectively with Coteau, Falkirk and Sabine, the "Unconsolidated Mines") were formed to develop, construct and operate surface mines under long-term contracts. Demery commenced delivering coal to its customer in 2012 and is expected to reach full production levels in late 2015. Liberty commenced production in 2013 and is expected to increase production levels gradually from approximately 0.5 million tons in 2014 to full production of approximately 4.7 million tons of coal annually in 2019. Caddo Creek, Coyote Creek and Camino Real are still in development and are not expected to be at full production for several years. NoDak was formed to operate and maintain a coal processing facility. NACC India was formed to provide technical advisory services to the third-party owners of a coal mine in India. See Note 13 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a discussion of a subsequent event related to NACC India's contract with its Indian customer.

The contracts with the customers of the Unconsolidated Mines provide for reimbursement at a price based on actual costs plus an agreed pre-tax profit per ton of coal sold or actual costs plus a management fee. Although NACoal owns 100% of the equity and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities or absorb any expected losses without additional support from the customers. The customers have a controlling financial interest and have the power to direct the activities that most significantly affect the economic performance of the entities. As a result, NACoal is not the primary beneficiary and therefore does not consolidate these entities' financial position or results of operations. The income taxes resulting from the operations of the Unconsolidated Mines are solely the responsibility of the Company. The pre-tax income from the Unconsolidated Mines is reported on the line “Earnings of unconsolidated mines” in the Unaudited Condensed Consolidated Statements of Operations, with related income taxes included in the provision for income taxes. The Company has included the pre-tax earnings of the Unconsolidated Mines above operating profit because they are an integral component of the Company's business and operating results. The pre-tax income from NoDak is reported on the line "(Income) loss from other unconsolidated affiliates" in the "Other expense (income)" section of the Unaudited Condensed Consolidated Statements of Operations, with the related income taxes included in the provision for income taxes. The net income or loss from NACC India is reported on the line "(Income) loss from other unconsolidated affiliates" in the "Other expense (income)" section of the Unaudited Condensed Consolidated Statements of Operations.

The investments in the Unconsolidated Mines, NoDak and NACC India and related tax positions totaled $30.3 million, $33.1 million, and $34.5 million at June 30, 2014, December 31, 2013, and June 30, 2013, respectively, and is included on the line “Other Non-current Assets” in the Unaudited Condensed Consolidated Balance Sheets. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $4.5 million, $5.4 million, and $4.2 million at June 30, 2014, December 31, 2013, and June 30, 2013 respectively.

Included in "Accounts receivable from affiliates" is $32.5 million, $27.9 million and $25.9 million as of June 30, 2014, December 31, 2013 and June 30, 2013, respectively, due from Coyote Creek, primarily for the purchase of a dragline from NACoal.

Summarized financial information for the Unconsolidated Mines, NoDak and NACC India is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2014	2013	2014	2013
Revenues	$148,075	$141,302	$286,598	$280,938
Gross profit	$17,126	$17,515	$36,619	$37,012
Income before income taxes	$10,994	$10,695	$24,162	$23,478
Net income	$8,530	$8,191	$18,674	$17,992

NOTE 7—Contingencies

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

At June 30, 2014, December 31, 2013, and June 30, 2013, HBB had accrued an undiscounted obligation of $10.3 million, $6.9 million and $7.1 million, respectively, for environmental investigation and remediation activities. In addition, HBB estimates that it is reasonably possible that it may incur up to $4.2 million of additional expenses related to the environmental investigation and remediation at these sites.

During the three and six months ended June 30, 2014, HBB recorded a $3.3 million charge to increase the liability for environmental investigation and remediation activities at the Picton, Ontario facility as a result of an environmental study performed in the second quarter of 2014. Partially offsetting the increase in the Picton, Ontario facility environmental reserve in the first six months of 2014 is a $0.8 million reduction in selling, general and administrative expenses in the second quarter and the first six months of 2014 as a result of a third-party's commitment to share in anticipated remediation costs at HBB's Southern Pines and Mt. Airy locations. During the three and six months ended June 30, 2013, HBB recorded a $2.3 million charge to establish a liability for environmental investigation and remediation activities at the Picton, Ontario facility.

NOTE 8—Product Warranties

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

Changes in the Company's current and long-term recorded warranty liability are as follows:

2014
Balance at January 1	$5,343
Warranties issued	3,541
Settlements made	(4,567)
Balance at June 30	$4,317

NOTE 9—Income Taxes

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

The effective income tax rates for the three and six months ended June 30, 2014 were 42.4% and 38.6%, respectively. These rates were impacted by favorable net discrete tax items totaling $1.4 million in the three and six months ended June 30, 2014 primarily resulting from the conclusion of the 2011 and 2012 U.S. federal tax return examinations. The effective income tax rates for the three and six months ended June 30, 2013 were 28.9% and 26.8%, respectively. Discrete tax items impacting the three and six months ended June 30, 2013 were not significant.

NOTE 10—Retirement Benefit Plans

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

The components of pension and postretirement health care expense (income) are set forth below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2014	2013	2014	2013
U.S. Pension and Postretirement Health Care
Service cost	$17	$18	$35	$38
Interest cost	695	686	1,489	1,466
Expected return on plan assets	(1,141)	(1,087)	(2,408)	(2,303)
Amortization of actuarial loss	190	651	434	1,252
Amortization of prior service credit	(17)	(55)	(36)	(100)
Total	$(256)	$213	$(486)	$353
Non-U.S. Pension
Service cost	$—	$—	$—	$—
Interest cost	50	51	99	101
Expected return on plan assets	(75)	(71)	(149)	(143)
Amortization of actuarial loss	19	31	35	61
Total	$(6)	$11	$(15)	$19

NOTE 11—Business Segments

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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2014	2013	2014	2013
Revenues
NACoal	$49,780	$43,567	$89,652	$94,714
HBB	118,385	114,651	219,710	220,802
KC	32,804	38,380	69,680	78,091
Eliminations	(599)	(581)	(1,259)	(1,538)
Total	$200,370	$196,017	$377,783	$392,069

Operating profit (loss)
NACoal	$183	$11,196	$6,836	$22,981
HBB	2,251	4,005	3,188	6,673
KC	(4,255)	(5,407)	(10,769)	(10,387)
NACCO and Other (a)	(2,004)	(1,099)	(3,356)	(3,535)
Eliminations	(66)	108	(375)	93
Total	$(3,891)	$8,803	$(4,476)	$15,825

Net income (loss)
NACoal	$(75)	$8,952	$5,630	$18,543
HBB	1,359	1,985	1,709	3,486
KC	(2,657)	(2,403)	(6,690)	(5,670)
NACCO and Other	(1,673)	(1,048)	(2,870)	(3,051)
Eliminations	(578)	(2,339)	(2,927)	(3,739)
Total	$(3,624)	$5,147	$(5,148)	$9,569

(a) During the second quarter of 2014, the Company recorded a $1.1 million charge included in selling, general and administrative expenses in NACCO and Other to correct a prior period accounting error related to an increase in the estimated liability for certain frozen deferred compensation plans. Management, quantitatively and qualitatively, assessed the materiality of the error and the correction thereof and concluded that the effect of the previous accounting treatment was not material to prior periods, expected 2014 full-year results, or trend of earnings and determined no material misstatements existed in those prior periods and no restatement of those prior period financial statements was necessary.

NOTE 12—Acquisition

During the fourth quarter of 2013, NACoal acquired the equipment of National Coal of Alabama, Inc. ("NCOA") in exchange for the assumption of outstanding debt of $9.7 million associated with the acquired equipment. The outstanding debt was repaid concurrently with the acquisition of the equipment utilizing borrowings under NACoal's existing unsecured revolving line of credit. In April 2014, NACoal acquired coal reserves and prepaid royalties and assumed certain reclamation obligations of NCOA. No cash payment was made to NCOA. This acquisition, which is being accounted for as a business combination, provides additional coal reserves in Alabama and equipment that can be used to mine these new coal reserves and at NACoal's Reed Minerals mines, also located in Alabama. During the six months ended June 30, 2014, the Company incurred $0.1 million in acquisition costs related to NCOA, which are included in Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations. The Company has incurred total acquisition costs of $0.4 million related to NCOA.

The determination of the fair value of assets acquired and liabilities assumed as of the April 2014 acquisition date is preliminary as the Company has not finalized its analysis of the fair value of the equipment, coal reserves, prepaid royalties and reclamation obligations. The final allocation is expected to be completed as soon as practicable but no later than 12 months after the acquisition date.

NOTE 13—Subsequent Events

During the three and six months ended June 30, 2014, NACoal recognized a $1.0 million after-tax charge to establish an allowance against the receivable from NACC India's customer as a result of its Indian customer disputing, and ultimately defaulting on, its contractual payment obligations. As a result of this default, NACC India has terminated its contract with the Indian customer, and intends to pursue its contractual remedies.

On July 29, 2014, HBB amended its $115.0 million secured, floating-rate revolving credit facility (the “Amended HBB Facility”), extending the term through July 2019. The terms of the Amended HBB Facility are substantially similar to the terms under the existing HBB Facility.

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
Camino Real Fuels, LLC (“Camino Real”)
Liberty Fuels Company, LLC (“Liberty”)
NoDak Energy Services, LLC ("NoDak")
North American Coal Corporation India Private Limited ("NACC India")

Coteau, Falkirk and Sabine were developed between 1974 and 1981 and operate lignite coal mines under long-term contracts with various utility customers. Coteau, Falkirk and Sabine are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed, and are without recourse to NACCO and NACoal. Demery, Caddo Creek, Coyote Creek, Camino Real and Liberty (collectively with Coteau, Falkirk and Sabine, the "Unconsolidated Mines") were formed to develop, construct and operate surface mines under long-term contracts. Demery commenced delivering coal to its customer in 2012 and is expected to reach full production levels in late 2015. Liberty commenced production in 2013 and is expected to increase production levels gradually from approximately 0.5 million tons in 2014 to full production of approximately 4.7 million tons of coal annually in 2019. Caddo Creek, Coyote Creek and Camino Real are still in development and are not expected to be at full production for several years. NoDak was formed to operate and maintain a coal processing facility. NACC India was formed to provide technical advisory services to the third-party owners of a coal mine in India.

The contracts with the customers of the Unconsolidated Mines provide for reimbursement at a price based on actual costs plus an agreed pre-tax profit per ton of coal sold or actual costs plus a management fee.

Coal-fired power plants produce carbon dioxide and other greenhouse gases ("GHGs") as a by-product of their operations. GHG emissions have received increasing scrutiny from local, state, federal and international government bodies. The

Environmental Protection Agency (the “EPA”) and other regulators are using existing laws, including the Clean Air Act ("CAA"), to limit emissions of carbon dioxide and other GHGs from major sources, including coal-fired power plants. On June 2, 2014, the EPA proposed new regulations limiting carbon dioxide emissions from existing power plants. Under this proposal, nationwide carbon dioxide emissions would be reduced by 30% from 2005 levels by 2030, with a focus on emissions from coal-fired generation. The final rule is expected to be issued in June 2015 with state implementation plans ("SIPs") due by June 2016 and emissions reductions scheduled to be phased in between 2020 and 2030. The proposed rule would give states a variety of approaches, including “cap-and-trade” programs, to meet proposed carbon dioxide emission standards. On June 18, 2014, the EPA also issued a carbon dioxide emission regulation for reconstructed and modified power plants, which addresses carbon dioxide emissions limits for power plants subsequent to modification. Enactment of laws and passage of regulations regarding GHG emissions by the United States or some of its states, or other actions to limit carbon dioxide emissions, such as opposition by environmental groups to expansion or modification of coal-fired power plants, could result in electric generators switching from coal to other fuel sources and could have a materially adverse effect on NACoal’s business, financial condition and results of operations.

FINANCIAL REVIEW

Tons of coal sold by NACoal's operating mines were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2014	2013	2014	2013
	(In millions)
Coteau	3.4	2.9	7.4	6.7
Falkirk	1.6	1.6	3.6	3.6
Sabine	1.2	1.1	2.3	2.3
Unconsolidated mines	6.2	5.6	13.3	12.6
MLMC	0.9	0.4	1.5	1.3
Reed Minerals	0.2	0.3	0.4	0.5
Consolidated mines	1.1	0.7	1.9	1.8
Total tons sold	7.3	6.3	15.2	14.4

The limerock dragline mining operations sold 6.3 million and 11.3 million cubic yards of limerock in the three and six months ended June 30, 2014, respectively. This compares with 5.3 million and 11.6 million cubic yards of limerock in the three and six months ended June 30, 2013, respectively.

The results of operations for NACoal were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2014	2013	2014	2013
Revenue - consolidated mines	$45,809	$36,595	$83,304	$82,430
Royalty and other	3,971	6,972	6,348	12,284
Total revenues	49,780	43,567	89,652	94,714
Cost of sales - consolidated mines	50,958	35,412	87,539	77,570
Cost of sales - royalty and other	669	310	1,115	570
Total cost of sales	51,627	35,722	88,654	78,140
Gross profit (loss)	(1,847)	7,845	998	16,574
Earnings of unconsolidated mines (a)	11,567	10,281	24,005	22,379
Selling, general and administrative expenses	8,546	6,311	16,411	14,312
Amortization of intangible assets	991	619	1,756	1,660
Operating profit	183	11,196	6,836	22,981
Interest expense	1,506	628	2,577	1,412
Other (income) or loss [including (income) loss from other unconsolidated affiliates]	290	(297)	(183)	(657)
Income (loss) before income tax provision	(1,613)	10,865	4,442	22,226
Income tax provision (benefit)	(1,538)	1,913	(1,188)	3,683
Net income (loss)	$(75)	$8,952	$5,630	$18,543

Effective income tax rate (b)	n/m	17.6%	n/m	16.6%

(a) See Note 6 to Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.
(b) Effective income tax rate is not meaningful. The NACoal effective tax rate is affected by the benefit of percentage depletion.

See further information regarding the consolidated effective income tax rate in Note 9 to Unaudited Condensed Consolidated Financial Statements.

Second Quarter of 2014 Compared with Second Quarter of 2013

The following table identifies the components of change in revenues for the second quarter of 2014 compared with the second quarter of 2013:

Revenues
2013	$43,567
Increase (decrease) from:
Consolidated mining operations	9,213
Royalty and other income	(3,000)
2014	$49,780

Revenues increased in the second quarter of 2014 compared with the second quarter of 2013 primarily due to the increase at the consolidated mining operations, partially offset by a decrease in royalty and other income. The increase at the consolidated mining operations was primarily due to fewer outage days at MLMC's customer's power plant in the second quarter of 2014 compared with the second quarter of 2013, which resulted in increased tons sold, and increased customer requirements at the limerock dragline mining operations, which resulted in increased yards sold. These increases were partially offset by a reduction in revenue at Reed Minerals due to lower selling prices resulting from unfavorable market conditions and a decrease in tons sold.

The following table identifies the components of change in operating profit for the second quarter of 2014 compared with the second quarter of 2013:

Operating Profit
2013	$11,196
Increase (decrease) from:
Consolidated mining operations	(5,995)
Royalty and other income	(4,124)
Other selling, general and administrative expenses	(1,137)
Reimbursement of damage to customer-owned equipment	(1,043)
Earnings of unconsolidated mines	1,286
2014	$183
Operating profit decreased substantially in the second quarter of 2014 from the second quarter of 2013 primarily due to a significant decline in operating results at the consolidated mining operations, reduced royalty and other income, increased selling, general and administrative expenses primarily from higher employee-related expenses and higher professional service fees, and a $1.0 million charge to reimburse a customer for damage to certain customer-owned equipment at the limerock dragline mining operations. These decreases were partially offset by an increase in earnings of unconsolidated mines mainly due to an increase in tons sold in the the second quarter of 2014 compared with the second quarter of 2013.
The substantial decline in operating profit at the consolidated mining operations was largely due to a significantly larger loss at Reed Minerals than in the second quarter of 2013.  Operating and productivity improvements at Reed Minerals were implemented later than anticipated in the second quarter of 2014, primarily related to a delay in the startup of a new dragline. As a result of the delay, Reed Minerals experienced production shortfalls, which caused a decrease in inventory levels and reduced tons sold.  In addition, Reed Minerals results were unfavorably affected by an increase in depreciation expense on equipment acquired during 2013 and 2014 to improve efficiencies and productivity, and higher repairs and maintenance expense.  The lower operating results at the consolidated mining operations were slightly offset by marginally improved results at MLMC as higher revenues were almost fully offset by higher operating expenses and fewer costs were capitalized into inventory in the second quarter of 2014 compared with second quarter of 2013.
NACoal recognized a net loss of $0.1 million in the second quarter of 2014 compared with net income of $9.0 million in the second quarter of 2013 primarily due to the factors affecting operating profit and a $1.0 million after-tax charge to establish an allowance against the receivable from NACC India's customer. The net loss was partially offset by a $1.4 million discrete tax benefit resulting from the conclusion of the 2011 and 2012 U.S. federal tax return examinations in the second quarter of 2014 and a higher tax benefit from percentage depletion.

First Six Months of 2014 Compared with First Six Months of 2013

The following table identifies the components of change in revenues for the first six months of 2014 compared with the first six months of 2013:

Revenues
2013	$94,714
Increase (decrease) from:
Royalty and other income	(5,936)
Consolidated mining operations	874
2014	$89,652

Revenues decreased in the first six months of 2014 compared with the first six months of 2013 as a result of the decrease in royalty and other income partially offset by higher revenues at the consolidated mining operations. The increase at the consolidated mining operations was primarily the result of an increase in tons sold at MLMC in the first six months of 2014 compared with the comparable 2013 period partially offset by a decrease in revenue at Reed Minerals mainly resulting from lower selling prices.

The following table identifies the components of change in operating profit for the first six months of 2014 compared with the first six months of 2013:

Operating Profit
2013	$22,981
Increase (decrease) from:
Consolidated mining operations	(8,155)
Royalty and other income	(7,238)
Other selling, general and administrative expenses	(1,334)
Reimbursement of damage to customer-owned equipment	(1,043)
Earnings of unconsolidated mines	1,625
2014	$6,836

Operating profit decreased substantially in the first six months of 2014 from the first six months of 2013 primarily due to a significant decline in operating results at the consolidated mining operations, reduced royalty and other income, an increase in other selling, general and administrative expenses primarily from higher employee-related expenses, higher professional fees, higher management fees and a $1.0 million charge to reimburse a customer for damage to certain customer-owned equipment at the limerock dragline mining operations. The decrease at the consolidated mining operations was largely attributable to a significantly larger loss at Reed Minerals than in the first six months of 2013 due to the items discussed above in the changes in operating profit for the second quarter of 2014 compared with the second quarter of 2013. These decreases were partially offset by an increase in earnings of unconsolidated mines mainly due to an increase in tons sold in the first six months of 2014 compared with the first six months of 2013.

Net income decreased to $5.6 million in the first six months of 2014 from $18.5 million in the first six months of 2013 primarily due to the factors affecting operating profit and a $1.0 million after-tax charge to establish an allowance against the receivable from NACC India's customer. The decrease in net income was partially offset by lower income tax expense due to a $1.4 million discrete tax benefit resulting from the conclusion of the 2011 and 2012 U.S. federal tax return examinations in the first six months of 2014 and a higher tax benefit from percentage depletion.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the six months ended June 30:

	2014	2013	Change
Operating activities:
Net income	$5,630	$18,543	$(12,913)
Depreciation, depletion and amortization	10,363	7,475	2,888
Other	3,148	(15,584)	18,732
Working capital changes	(10,786)	2,329	(13,115)
Net cash provided by operating activities	8,355	12,763	(4,408)

Investing activities:
Expenditures for property, plant and equipment	(37,955)	(11,522)	(26,433)
Other	(5)	1,022	(1,027)
Net cash used for investing activities	(37,960)	(10,500)	(27,460)

Cash flow before financing activities	$(29,605)	$2,263	$(31,868)

The decrease in net cash provided by operating activities was primarily the result of working capital changes and the decrease in net income, partially offset by the change in other operating activities during the first six months of 2014 compared with the first six months of 2013. The change in working capital and other operating activities was primarily the result of changes in intercompany taxes and accounts receivable from unconsolidated mines, a slight increase in accounts receivable in the first six months of 2014 compared with a decrease in the comparable 2013 period resulting from decreased deliveries at MLMC due to an extended shutdown at the customer's power plant and a smaller increase in inventory at Reed Minerals in the first six months of 2014 compared with the first six months of 2013.

The increase in net cash used for investing activities was primarily attributable to expenditures for property, plant and equipment, mainly for the refurbishment of a dragline and purchase of equipment at Reed Minerals in the first six months of 2014.

	2014	2013	Change
Financing activities:
Net additions (reductions) to long-term debt and revolving credit agreements	$21,290	$(6,496)	$27,786
Capital contribution from NACCO	8,300	—	8,300
Net cash provided by (used for) financing activities	$29,590	$(6,496)	$36,086

The change in net cash provided by (used for) financing activities was primarily due to an increase in borrowings and a capital contribution from NACCO during the first six months of 2014 to fund operations and expenditures for property, plant and equipment compared with a reduction in borrowings in the first six months of 2013.

Financing Activities

NACoal has an unsecured revolving line of credit of up to $225.0 million (the “NACoal Facility”) that expires in November 2018. Borrowings outstanding under the NACoal Facility were $163.0 million at June 30, 2014. At June 30, 2014, the excess availability under the NACoal Facility was $61.0 million, which reflects a reduction for outstanding letters of credit of $1.0 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective June 30, 2014, for base rate and LIBOR loans were 1.00% and 2.00%, respectively. The NACoal Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.35% on the unused commitment at June 30, 2014. The weighted average interest rate applicable to the NACoal Facility at June 30, 2014 was 2.93% including the floating rate margin and the effect of the interest rate swap agreement.

To reduce the exposure to changes in the market rate of interest, NACoal has entered into an interest rate swap agreement for a portion of the NACoal Facility. Terms of the interest rate swap agreement require NACoal to receive a variable interest rate and pay a fixed interest rate. NACoal has interest rate swaps with notional values totaling $100.0 million at June 30, 2014 at an average fixed rate of 1.4%.

The NACoal Facility contains restrictive covenants, which require, among other things, NACoal to maintain a maximum debt to EBITDA ratio of 3.50 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The NACoal Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 3.00 to 1.00 in conjunction with maintaining unused availability thresholds of borrowing capacity, as defined in the NACoal Facility, of $15.0 million. At June 30, 2014, NACoal was in compliance with all covenants in the NACoal Facility.

NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At June 30, 2014, the balance of the note was $3.3 million and the interest rate was 0.28%.

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

Capital Expenditures

Expenditures for property, plant and equipment were $38.0 million during the first six months of 2014. NACoal estimates that its capital expenditures for the remainder of 2014 will be an additional $21.8 million, primarily for dragline refurbishment, mine equipment and development at its mines. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

NACoal's capital structure is presented below:

	JUNE 30 2014	DECEMBER 31 2013	Change
Cash and cash equivalents	$12	$27	$(15)
Other net tangible assets	279,090	242,486	36,604
Coal supply agreements and other intangibles, net	57,929	59,685	(1,756)
Net assets	337,031	302,198	34,833
Total debt	(185,134)	(163,843)	(21,291)
Total equity	$151,897	$138,355	$13,542
Debt to total capitalization	55%	54%	1%

The increase in other net tangible assets during the first six months of 2014 was primarily due to an increase in property, plant and equipment. The increase in property, plant and equipment was mainly attributable to the refurbishment of a dragline and purchase of equipment at Reed Minerals and the National Coal of Alabama, Inc. ("NCOA") acquisition. Total debt increased mainly to fund operations and the increase in property, plant and equipment. Total equity increased mainly due to $8.3 million of capital contributions from NACCO during the first six months of 2014.

OUTLOOK

NACoal expects improved operating performance overall at its coal mining operations in the second half of 2014 compared with the second half of 2013. Performance at the consolidated coal mining operations is expected to improve, specifically at Reed Minerals. NACoal installed key management from legacy operations in the Reed Minerals operations during the second quarter. These personnel changes are expected to help Reed Minerals achieve its planned operating and productivity improvements during the second half of 2014. As part of its overall Reed Minerals improvement program, a higher-cost Reed Minerals mining area was temporarily idled at the beginning of the second quarter and will be idled at least through the end of 2014 while it files for a revised mining permit and assesses the selling prices for the coal produced from this mine area against anticipated production costs. The improved performance at Reed Minerals is expected to be somewhat offset by reduced results at MLMC due to fewer deliveries in the second half of 2014 compared with the same period in 2013 because of a significant planned outage at the customer's power plant in the fourth quarter of 2014. Deliveries at MLMC are expected to increase over the longer term as a result of continued operational improvements at the customer's power plant. NACoal also has project opportunities for which it expects to continue to incur additional expenses in the second half of 2014. In particular, the company continues to move forward to obtain a permit for its Otter Creek reserve in North Dakota in preparation for construction of a new mine.

At the unconsolidated mining operations, steam coal tons delivered in the last half of 2014 are expected to decline slightly from the same period in 2013 based on the customers' currently planned power plant operating levels for the remainder of 2014. Demery commenced delivering coal to its customer in 2012 and full production levels are expected to be reached in late 2015. Liberty commenced production in 2013 for Mississippi Power Company's new Kemper County Energy Facility. Production levels at Liberty are expected to increase gradually to approximately 0.5 million tons in 2014 up to full production of approximately 4.7 million tons of coal annually in 2019.

Unconsolidated mines currently in development are expected to continue to generate modest income during the second half of 2014. The three mines in development are not expected to be at full production for several years. Mining permits needed to commence mining operations were issued in 2013 for the Caddo Creek and the Camino Real projects in Texas. Caddo Creek expects to begin making initial coal deliveries in late 2014. Camino Real expects initial deliveries in the second half of 2015, and expects to mine approximately 3.6 million tons of coal annually when at full production. Coyote Creek is developing a mine in Mercer County, North Dakota, from which it expects to deliver approximately 2.5 million tons of coal annually beginning in May 2016.

Limerock deliveries in the second half of 2014 are expected to be lower than the second half of 2013 as a result of reduced customer requirements. Declines in royalty and other income are also expected in the second half of 2014 from the high levels realized in the second half of 2013.

Overall, NACoal expects net income in the second half of 2014 to increase compared with the second half of 2013. Productivity improvements and increased mining efficiencies are expected to result in breakeven results at Reed Minerals in the second half of 2014 compared with a significant loss in the second half of 2013 but are not expected to offset the substantial operating losses that Reed Minerals incurred in the first half of the year. Improvements at Reed Minerals in the second half of 2014 are expected to be partially offset by significantly reduced deliveries at MLMC due to a planned outage at the customer's power plant and lower royalty and other income than in the second half of 2013. Cash flow before financing activities in 2014 is expected to be positive as compared with negative cash flow before financing activities in 2013.

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

NACoal also expects to continue its efforts to develop new mining projects. The company is actively pursuing domestic opportunities for new or expanded coal mining projects, which include various clean coal technologies. NACoal also continues to pursue additional non-coal mining opportunities, principally in aggregates, and international value-added mining services projects.

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

FINANCIAL REVIEW

The results of operations for HBB were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2014	2013	2014	2013
Revenues	$118,385	$114,651	$219,710	$220,802
Operating profit	$2,251	$4,005	$3,188	$6,673
Interest expense	$324	$440	$619	$909
Other expense (income)	$(87)	$425	$133	$242
Net income	$1,359	$1,985	$1,709	$3,486
Effective income tax rate	32.5%	36.8%	29.8%	36.9%

Second Quarter of 2014 Compared with Second Quarter of 2013

The following table identifies the components of change in revenues for the second quarter of 2014 compared with the second quarter of 2013:

Revenues
2013	$114,651
Increase (decrease) from:
Unit volume and product mix	5,509
Foreign currency	(1,027)
Other	(748)
2014	$118,385

Revenues for the second quarter of 2014 increased compared with the second quarter of 2013 primarily as a result of an increase in sales of products with higher price points, mainly in the commercial market and U.S. and Canadian consumer markets. The increase was partially offset by lower unit sales volumes primarily in the U.S. consumer market, and unfavorable foreign currency movements as both the Canadian dollar and Mexican peso weakened against the U.S. dollar in the second quarter of 2014 compared with the comparable 2013 period.

The following table identifies the components of change in operating profit for the second quarter of 2014 compared with the second quarter of 2013:

Operating Profit
2013	$4,005
Increase (decrease) from:
Selling, general and administrative expenses	(2,316)
Foreign currency	(883)
Gross profit	1,445
2014	$2,251

HBB's operating profit decreased in the second quarter of 2014 from the second quarter of 2013 primarily due to increased selling, general and administrative expenses and unfavorable foreign currency movements partially offset by higher gross profit. Selling, general and administrative expenses increased mainly due to increased outside service fees, advertising expenses, additional costs incurred to execute HBB's five strategic initiatives and environmental expenses. During the second quarter of 2014, HBB recorded a $3.3 million charge to increase the liability for environmental investigation and remediation activities at its Picton, Ontario facility, which was partially offset by a $0.8 million receivable recorded in "Other non-current assets" on the unaudited condensed consolidated balance sheet, related to a third party's commitment to share in environmental liabilities at HBB's Southern Pines and Mt. Airy locations. The recognition of the receivable reduced selling, general and administrative expenses. The second quarter of 2013 included a $2.3 million charge to establish a liability for the Picton, Ontario facility. The increase in gross profit primarily resulted from an increase in sales of products with higher price points and higher margins partially offset by decreased sales volumes. In addition, gross profit in the second quarter of 2014 was unfavorably affected by the absence of a $0.9 million favorable product liability adjustment recognized during the second quarter of 2013 as a result of a change in estimate.

HBB recognized net income of $1.4 million in the second quarter of 2014 compared with $2.0 million in the second quarter of 2013 primarily due to the factors affecting operating profit.

First Six Months of 2014 Compared with First Six Months of 2013

The following table identifies the components of change in revenues for the first six months of 2014 compared with the first six months of 2013:

Revenues
2013	$220,802
Increase (decrease) from:
Foreign currency	(2,016)
Other	(1,299)
Unit volume and product mix	2,223
2014	$219,710

Revenues decreased in the first six months of 2014 compared with the first six months of 2013 primarily due to unfavorable foreign currency movements as both the Canadian dollar and the Mexican peso weakened against the U.S. dollar. Lower unit sales volumes, primarily in the U.S. consumer market, also contributed to the decrease in revenues in the first six months of 2014 compared with the comparable 2013 period. These decreases were partially offset by increased sales of products with higher price points, mainly in the commercial market and U.S. and Canadian consumer markets.

The following table identifies the components of change in operating profit for the first six months of 2014 compared with the first six months of 2013:

Operating Profit
2013	$6,673
Increase (decrease) from:
Selling, general and administrative expenses	(2,940)
Foreign currency	(1,556)
Gross profit	1,011
2014	$3,188

HBB's operating profit decreased in the first six months of 2014 from the first six months of 2013 primarily as a result of an increase in selling, general and administrative expenses and unfavorable foreign currency movements partially offset by an increase in gross profit. Selling, general and administrative expenses increased mainly due to higher professional and outside service fees, advertising expenses, additional costs incurred to execute HBB's five strategic initiatives and higher employee-related expenses in the first six months of 2014 compared with the first six months of 2013. The increase in gross profit primarily resulted from an increase in sales of products with higher price points and higher margins, partially offset by the absence of a $0.9 million favorable product liability adjustment recognized during the first six months of 2013 as a result of a change in estimate.

HBB recognized net income of $1.7 million in the first six months of 2014 compared with $3.5 million in the first six months of 2013 primarily due to the factors affecting operating profit.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the six months ended June 30:

	2014	2013	Change
Operating activities:
Net income	$1,709	$3,486	$(1,777)
Depreciation and amortization	1,006	1,107	(101)
Other	2,573	271	2,302
Working capital changes	(10,201)	16,743	(26,944)
Net cash (used for) provided by operating activities	(4,913)	21,607	(26,520)

Investing activities:
Expenditures for property, plant and equipment	(2,006)	(735)	(1,271)
Other	—	8	(8)
Net cash used for investing activities	(2,006)	(727)	(1,279)

Cash flow before financing activities	$(6,919)	$20,880	$(27,799)

Net cash provided by (used for) operating activities changed by $26.5 million in the first six months of 2014 compared with the first six months of 2013 primarily as a result of the change in working capital. The change in working capital was mainly due to an increase in inventory in the first six months of 2014 compared with a decrease in the 2013 comparable period, a larger decrease in accounts payable and a decrease in accrued payroll from increased payments in the 2014 period. The increase in inventory purchases was primarily the result of higher sales forecasts in the second quarter of 2014. The decrease in accounts payable was mainly due to the timing of inventory purchases.

	2014	2013	Change
Financing activities:
Net additions (reductions) to revolving credit agreement	$10,658	$(19,452)	$30,110
Net cash provided by (used for) financing activities	$10,658	$(19,452)	$30,110

The change in net cash provided by (used for) financing activities was the result of an increase in borrowings during the first six months of 2014 compared with a decrease in borrowings in the first six months of 2013.

Financing Activities

As of June 30, 2014, HBB had a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires in July 2017. See Note 13 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a discussion of a subsequent amendment to the HBB Facility that extends the term through July 2019.

The obligations under the HBB Facility are secured by substantially all of HBB's assets. The approximate book value of HBB's assets held as collateral under the HBB Facility was $202.0 million as of June 30, 2014. At June 30, 2014, the borrowing base under the HBB Facility was $94.3 million and borrowings outstanding under the HBB Facility were $29.1 million. At June 30, 2014, the excess availability under the HBB Facility was $65.2 million.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible accounts receivable, inventory and trademarks of the borrowers, as defined in the HBB Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the HBB Facility. A portion of the availability is denominated in Canadian dollars to provide funding to HBB's Canadian subsidiary. Borrowings bear interest at a floating rate, which can be a base rate or LIBOR, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective June 30, 2014, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.50%, respectively. The applicable margins, effective June 30, 2014, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.00% and 1.50%, respectively. The HBB Facility also required a fee of 0.375% per annum on the unused commitment. The margins and unused commitment fee under the HBB

Facility are subject to quarterly adjustment based on average excess availability and average usage, respectively. The weighted average interest rate applicable to the HBB Facility at June 30, 2014 was 2.67% including the floating rate margin and the effect of interest rate swap agreements.

To reduce the exposure to changes in the market rate of interest, HBB has entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require HBB to receive a variable interest rate and pay a fixed interest rate. HBB has interest rate swaps with notional values totaling $20.0 million at June 30, 2014 at an average fixed rate of 1.4%.

The HBB Facility included restrictive covenants, which, among other things, limited the payment of dividends to NACCO, subject to achieving availability thresholds. Dividends are discretionary to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains Excess Availability of not less than $25.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At June 30, 2014, HBB was in compliance with the financial covenants in the HBB Facility.

HBB believes funds available from cash on hand at the Company, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the HBB Facility.

Contractual Obligations, Contingent Liabilities and Commitments

In the six months ended June 30, 2014, there were no significant changes in the total amount of HBB's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 52 in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. On July 29, 2014, HBB amended its $115.0 million secured, floating-rate revolving credit facility, extending the term through July 2019. The terms of the Amended HBB Facility are similar to the terms under the existing HBB Facility that extends the term through July 2019. See Note 13 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a discussion of the Company's subsequent events.

Capital Expenditures

Expenditures for property, plant and equipment were $2.0 million for the first six months of 2014 and are estimated to be an additional $3.3 million for the remainder of 2014. These planned capital expenditures are primarily for tooling for new products and improvements to HBB's information technology infrastructure. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

Working capital is significantly affected by the seasonality of HBB's business. The following is a discussion of the changes in HBB's capital structure at June 30, 2014 compared with both June 30, 2013 and December 31, 2013.

June 30, 2014 Compared with June 30, 2013

	JUNE 30 2014	JUNE 30 2013	Change
Cash and cash equivalents	$3,775	$4,216	$(441)
Other net tangible assets	78,950	63,749	15,201
Net assets	82,725	67,965	14,760
Total debt	(29,105)	(20,223)	(8,882)
Total equity	$53,620	$47,742	$5,878
Debt to total capitalization	35%	30%	5%

Other net tangible assets increased $15.2 million from June 30, 2013 primarily due to an increase in inventory and a change in HBB's pension liability partially offset by an increase in accounts payable and a change in deferred income taxes. The increase in inventory was driven by higher sales forecasts in the second quarter of 2014. The increase in accounts payable was due to the timing of inventory purchases.

Total debt increased $8.9 million as a result of the required funding of operations and the increase in inventory.

June 30, 2014 Compared with December 31, 2013

	JUNE 30 2014	DECEMBER 31 2013	Change
Cash and cash equivalents	$3,775	$11	$3,764
Other net tangible assets	78,950	70,700	8,250
Net assets	82,725	70,711	12,014
Total debt	(29,105)	(18,447)	(10,658)
Total equity	$53,620	$52,264	$1,356
Debt to total capitalization	35%	26%	9%

Other net tangible assets increased $8.3 million from December 31, 2013 primarily due to lower levels of accounts payable, a decrease in other current liabilities from decreased payroll-related accruals as payments were made during the first six months of 2014, increased inventory and a decrease in intercompany taxes payable. The increase in other net tangible assets was partially offset by a decrease in accounts receivable. The changes in accounts payable and accounts receivable were primarily attributable to the seasonality of the business. The increase in inventory was driven by higher sales forecasts in the second quarter of 2014.

Total debt increased $10.7 million as a result of the seasonality of the business and the required funding of operations during the first six months of 2014.

OUTLOOK

Following a difficult start to the year, the overall consumer retail market continued to struggle with consumer traffic at both the high-end and middle markets not returning to expected levels in the second quarter of 2014. These market conditions are creating continued uncertainty about the strength of the retail market and expectations regarding consumer activity in the second half of 2014, particularly with HBB's target consumer, the middle-market mass consumer, who continues to struggle with financial and economic concerns. As a result, sales volumes in the middle-market portion of the U.S. small kitchen appliance market in which HBB participates are projected to grow only moderately in the second half of 2014, provided consumer traffic improves. The Canadian retail market is expected to follow U.S. trends, while other International and commercial product markets in which HBB participates are anticipated to grow moderately in the second half of 2014 compared with the same period in 2013.

HBB expects sales volumes to grow more favorably than the market due to improved placements of products with higher price points over the remainder of 2014 compared with the second half of 2013. HBB continues to focus on strengthening its North American consumer market position through product innovation, promotions, increased placements and branding programs, together with appropriate levels of advertising for the company's highly successful and innovative product lines. HBB expects the FlexBrewTM coffee maker, launched in late 2012, and the Hamilton Beach® Breakfast Sandwich Maker, launched in early 2013, to continue to gain market position. The company is continuing to introduce innovative products and upgrades to certain products in several small appliance categories. These products, as well as other new product introductions in the pipeline for 2014, are expected to affect both revenues and operating profit positively. As a result of these new products and execution of the company's strategic initiatives, both domestically and internationally, HBB expects an increase in revenues in the second half of 2014 compared with the second half of 2013 and expects to outperform the overall market's 2014 forecasted rate of increase.

Overall, HBB expects net income in the second half of 2014 to be comparable to or moderately lower than the second half of 2013. The anticipated increase in sales volumes attributable to the continued implementation and execution of HBB's strategic initiatives is expected to be substantially offset by the costs of implementing those initiatives and by increased advertising and promotional costs and outside services fees. Product and transportation costs are expected to increase modestly in the second half of 2014 compared with the second half of 2013, and the negative effects of foreign currency fluctuations are expected to continue throughout the remainder of 2014. HBB continues to monitor both currency effects and commodity costs closely and intends to adjust product prices and product placements appropriately in response to such cost increases. HBB expects cash flow before financing activities in 2014 to be substantial but down significantly from 2013.

Longer term, HBB will work to take advantage of the potential to improve return on sales through economies of scale derived from market growth and a focus on its five strategic volume growth initiatives: (1) enhancing its placements in the North

America consumer business through consumer-driven innovative products and strong sales and marketing support, (2) enhancing internet sales by providing best-in-class retailer support and increased consumer content and engagement, (3) participating in the "only-the-best" market with a strong brand and broad product line, including investing in new products to be sold under the Jamba and Wolf Gourmet brand names, (4) expanding internationally in the emerging Asian and Latin American markets by increasing product offerings and expanding its distribution channels and sales and marketing capabilities and (5) achieving global Commercial market leadership through a commitment to an enhanced global product line for chains and distributors serving the global food service and hospitality markets. During 2013 and the first half of 2014, HBB continued to make strides in the execution of its strategic initiatives and expects to continue to do so over the remainder of 2014.

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

FINANCIAL REVIEW

The results of operations for KC were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2014	2013	2014	2013
Revenues	$32,804	$38,380	$69,680	$78,091
Operating loss	$(4,255)	$(5,407)	$(10,769)	$(10,387)
Interest expense	$92	$79	$180	$130
Other expense (income)	$16	$19	$34	$42
Net loss	$(2,657)	$(2,403)	$(6,690)	$(5,670)
Effective income tax rate	39.1%	56.3%	39.1%	46.3%

Second Quarter of 2014 Compared with Second Quarter of 2013

The following table identifies the components of change in revenues for the second quarter of 2014 compared with the second quarter of 2013:

Revenues
2013	$38,380
Increase (decrease) from:
Closed stores	(6,340)
KC comparable store sales	(1,304)
LGC comparable store sales	(377)
New store sales	2,350
Other	95
2014	$32,804

Revenues for the second quarter of 2014 decreased compared with the second quarter of 2013. The decrease was primarily the result of the loss of sales from closing unprofitable KC and LGC stores since June 30, 2013 and a decline in both KC and LGC comparable store sales. The decrease in comparable store sales was mainly due to fewer customer visits and a reduction in store transactions at both store formats, as well as a decrease in the average sales transaction value at both store formats from shifts to lower priced but higher-margin products in the second quarter of 2014 compared with the second quarter of 2013. These decreases were partially offset by sales at newly opened KC stores.

At June 30, 2014, KC operated 240 stores compared with 254 stores at June 30, 2013 and 272 stores at December 31, 2013. At June 30, 2014, LGC operated 14 stores compared with 41 stores at June 30, 2013 and 32 stores at December 31, 2013.

The following table identifies the components of change in operating loss for the second quarter of 2014 compared with the second quarter of 2013:

Operating Loss
2013	$(5,407)
(Increase) decrease from:
Closed stores	779
Comparable stores	411
Selling, general and administrative expenses	289
New stores	(238)
Other	(89)
2014	$(4,255)

KC recognized a decreased operating loss in the second quarter of 2014 compared with the second quarter of 2013 primarily as a result of closing unprofitable KC and LGC stores since June 30, 2013, improved operating margins at both KC and LGC stores from a shift in mix to higher-margin products and a reduction in store expenses at comparable stores, and reduced selling, general and administrative expenses, primarily due to lower employee-related costs. Seasonal losses at newly opened stores partially offset these improvements.

KC reported a net loss of $2.7 million in the second quarter of 2014 compared with a net loss of $2.4 million in the second quarter of 2013 primarily due to the factors affecting operating loss partially offset by a lower estimated effective income tax rate in the second quarter of 2014 compared with the second quarter of 2013 resulting in less of a tax benefit on the 2014 operating loss.

First Six Months of 2014 Compared with First Six Months of 2013

The following table identifies the components of change in revenues for the first six months of 2014 compared with the first six months of 2013:

Revenues
2013	$78,091
Increase (decrease) from:
Closed stores	(9,351)
KC comparable store sales	(3,017)
LGC comparable store sales	(648)
New store sales	4,357
Other	248
2014	$69,680

Revenues decreased for the first six months of 2014 compared with the first six months of 2013. The decrease was primarily due to closing unprofitable KC and LGC stores since June 30, 2013 and a decline in comparable store sales at KC and LGC. The decrease in comparable store sales resulted from fewer customer visits, a reduction in store transactions and a decrease in the average sales transaction value at both store formats for the first six months of 2014 compared with the first six months of 2013. These decreases were partially offset by sales at newly opened KC stores.

The following table identifies the components of change in operating loss for the first six months of 2014 compared with the first six months of 2013:

Operating Loss
2013	$(10,387)
(Increase) decrease from:
Comparable stores	(1,339)
New stores	(514)
Other	(129)
Selling, general and administrative expenses	896
Closed stores	704
2014	$(10,769)

KC recognized an increased operating loss in the first six months of 2014 compared with the first six months of 2013 primarily due to reduced sales at KC comparable stores and seasonal losses at newly opened KC stores, partially offset by lower selling, general and administrative expenses, primarily from a decrease in employee-related expenses, and the favorable effect of closing unprofitable KC and LGC stores during the past twelve months.

KC reported a net loss of $6.7 million in the first six months of 2014 compared with $5.7 million in the first six months of 2013 primarily due to the factors affecting the operating loss and a lower estimated effective income tax rate in 2014 resulting in less of a tax benefit on the 2014 operating loss.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the six months ended June 30:

	2014	2013	Change
Operating activities:
Net loss	$(6,690)	$(5,670)	$(1,020)
Depreciation and amortization	1,076	1,457	(381)
Other	(437)	122	(559)
Working capital changes	(7,408)	(17,343)	9,935
Net cash used for operating activities	(13,459)	(21,434)	7,975

Investing activities:
Expenditures for property, plant and equipment	(740)	(1,342)	602
Other	345	31	314
Net cash used for investing activities	(395)	(1,311)	916

Cash flow before financing activities	$(13,854)	$(22,745)	$8,891

Net cash used for operating activities decreased $8.0 million in the first six months of 2014 compared with the first six months of 2013 primarily due to the change in working capital. The change in working capital was mainly the result of a lesser decrease in accounts payable due to lower inventory levels in the first six months of 2014 compared with the first six months of 2013 primarily due to the reduction in the number of stores.

Expenditures for property, plant and equipment decreased primarily as a result of the reduction in the number of stores.

	2014	2013	Change
Financing activities:
Net additions to revolving credit agreement	$13,958	$12,172	$1,786
Other	—	(2)	2
Net cash provided by financing activities	$13,958	$12,170	$1,788

The change in net cash provided by financing activities was the result of an increase in borrowings to fund operations during the first six months of 2014 compared with the first six months of 2013.

Financing Activities

KC has a $30.0 million secured revolving line of credit that expires in August 2017 (the “KC Facility”). The obligations under the KC Facility are secured by substantially all of the assets of KC. The approximate book value of KC's assets collateralized under the KC Facility was $59.4 million as of June 30, 2014.

The maximum availability under the KC Facility is derived from a borrowing base formula using KC's eligible inventory and eligible credit card accounts receivable, as defined in the KC Facility. Borrowings bear interest at a floating rate plus a margin based on the excess availability under the agreement, as defined in the KC Facility, which can be either a base rate plus a margin of 1.00% or LIBOR plus a margin of 2.00% as of June 30, 2014. The KC Facility also requires a commitment fee of 0.375% per annum on the unused commitment. The floating rate of interest applicable to the KC Facility at June 30, 2014 was 2.34% including the floating rate margin.

At June 30, 2014, the borrowing base under the KC Facility was $27.0 million and borrowings outstanding under the KC Facility were $15.4 million. At June 30, 2014, the excess availability under the KC Facility was $11.6 million.

The KC Facility allows for the payment of dividends to NACCO, subject to certain restrictions based on availability and meeting a fixed charge coverage ratio as described in the KC Facility. Dividends are limited to (i) $6.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $7.5 million after giving effect to such payment and maintaining a minimum fixed charge coverage ratio of 1.1 to 1.0, as defined in the KC Facility; (ii) $2.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $7.5 million after giving effect to such payment and (iii) in such amounts as determined by KC, so long as KC has excess availability under the KC Facility of $15.0 million after giving effect to such payment. At June 30, 2014, KC was in compliance with all covenants in the KC Facility.

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

Capital Expenditures

Expenditures for property, plant and equipment were $0.7 million for the first six months of 2014 and are estimated to be an additional $0.6 million for the remainder of 2014. These planned capital expenditures are primarily for fixtures and equipment at new or existing stores and improvements to KC's information technology infrastructure. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

Working capital is significantly affected by the seasonality of KC's business. The following is a discussion of the changes in KC's capital structure at June 30, 2014 compared with both June 30, 2013 and December 31, 2013.

June 30, 2014 Compared with June 30, 2013

	JUNE 30 2014	JUNE 30 2013	Change
Cash and cash equivalents	$885	$947	$(62)
Other net tangible assets	44,616	49,211	(4,595)
Net assets	45,501	50,158	(4,657)
Total debt	(15,419)	(12,172)	(3,247)
Total equity	$30,082	$37,986	$(7,904)
Debt to total capitalization	34%	24%	10%

The $4.6 million decrease in other net tangible assets at June 30, 2014 compared with June 30, 2013 was mainly due to a reduction in inventory and property, plant and equipment primarily from a decrease in the number of stores open at June 30, 2014 compared with June 30, 2013.

The increase in borrowings during the first six months of 2014 compared with the first six months of 2013 was mainly due to the required funding of operations.

June 30, 2014 Compared with December 31, 2013

	JUNE 30 2014	DECEMBER 31 2013	Change
Cash and cash equivalents	$885	$781	$104
Other net tangible assets	44,616	37,451	7,165
Net assets	45,501	38,232	7,269
Total debt	(15,419)	(1,460)	(13,959)
Total equity	$30,082	$36,772	$(6,690)
Debt to total capitalization	34%	(a)	(a)

(a)	Debt to total capitalization is not meaningful.

Other net tangible assets increased $7.2 million at June 30, 2014 compared with December 31, 2013 primarily from decreases in accounts payable, sales tax payable and accrued payroll partially offset by a decrease in inventory, all due to the seasonality of the business.

Total debt increased as a result of the seasonality of the business and the required funding of operations during the first six months of 2014. Total equity decreased as a result of KC's net loss during the first six months of 2014.

OUTLOOK

Consumer traffic to all mall locations, and particularly outlet malls, continued to decline in the second quarter of 2014 and prospects for the remainder of 2014 are uncertain. The trend of fewer households being established appears to be continuing and the middle-market consumer remains under pressure as a result of financial and economic concerns. These concerns are expected to continue to dampen consumer sentiment and limit consumer spending levels for KC's target customer over the remainder of 2014. KC expects to continue to refine its business plan on the assumption of continued market softness. In this context, KC closed 56 stores in the first half of 2014 as part of a program to close underperforming stores and realign the business around core stores which perform with acceptable profitability. KC plans to maintain a lower number of stores in the remainder of 2014 and, as a result, expects revenues in the second half of 2014 to decrease substantially compared with the second half of 2013.

Overall, KC expects substantial net income for the second half of 2014 compared with a net loss in the second half of 2013, primarily in the fourth quarter. The net effect of closing stores early in 2014 and the anticipated opening of a small number of new stores during the second half of 2014 is expected to contribute to improved operating results, which began in the second quarter and are expected to improve gradually over the second half of 2014. As part of KC's program to realign its business, the company has taken additional steps to reduce expenses through a number of cost reduction programs implemented during the first half of 2014 at its headquarters, distribution center and remaining core stores and by terminating its medical benefit plan in late February 2014. This program is expected to generate significant operating expense savings during the second half of 2014. In addition, during the first quarter of 2014, KC executed revisions to its store layouts designed to focus customers on higher-margin products. These changes appear to be well received as margins improved late in the first quarter of 2014, continued to improve in the second quarter and are expected to continue to improve during the remainder of 2014. These improvements, while positive for the second half of 2014, are not expected to offset the losses from the first half of the year. As a result, KC expects a loss for the 2014 full year. KC expects to generate positive cash flow before financing activities in 2014 compared with negative cash flow before financing activities in 2013.

Longer term, KC plans to focus on comparable store sales growth around a solid core store portfolio. KC expects to accomplish this by enhancing sales volume and profitability through continued refinement of its formats and ongoing review of specific product offerings, merchandise mix, store displays and appearance, while improving inventory efficiency and store inventory controls. Increasing sales of higher-margin products will continue to be a key focus. The company will also continue to evaluate and, as lease contracts permit, close or restructure leases for underperforming and loss-generating stores. In the near term, KC expects to add stores cautiously and focus its growth on its core Kitchen Collection® stores, with new stores expected to be located in sound positions in strong outlet malls.

NACCO AND OTHER

NACCO and Other includes the parent company operations and Bellaire.

FINANCIAL REVIEW

Operating Results

The results of operations at NACCO and Other were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2014	2013	2014	2013
Revenues	$—	$—	$—	$—
Operating loss	$(2,004)	$(1,099)	$(3,356)	$(3,535)
Other expense	$264	$265	$549	$666
Net loss	$(1,673)	$(1,048)	$(2,870)	$(3,051)

Second Quarter of 2014 Compared with Second Quarter of 2013 and First Six Months of 2014 Compared with First Six Months of 2013

During the second quarter of 2014, the Company detected a prior period accounting error and recorded a $1.1 million charge included in Selling, general and administrative expenses in NACCO and Other related to an increase in the estimated liability for certain frozen deferred compensation plans. See Note 11 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for further discussion of this error.

The increase in the operating loss in the second quarter of 2014 compared with the second quarter of 2013 was due to an increase in employee-related expenses primarily as a result of a $1.1 million charge for the correction of an error related to the estimated liabilities on certain frozen retirement plans partially offset by an increase in management fees charged to the subsidiaries.

The decrease in the operating loss in the first six months of 2014 compared with the first six months of 2013 was primarily due to an increase in management fees charged to the subsidiaries and a reduction in professional fees partially offset by a $1.1 million charge for the correction of an error related to the estimated liabilities on certain frozen retirement plans recorded during the first six months of 2014 compared with the first six months of 2013.

The change in net loss for both the three and six months ended June 30, 2014 compared with the 2013 comparable periods was primarily due to the factors affecting operating loss.

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

Following are the parent company management fees included in each subsidiary's selling, general and administrative expenses for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2014	2013	2014	2013
NACoal	$977	$740	$1,999	$1,480
HBB	$941	$855	$1,828	$1,647
KC	$65	$63	$130	$125

Stock Repurchase Programs
See Item 2 and Note 4 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a discussion of the Company's stock repurchase programs.

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

Capital Structure

NACCO's consolidated capital structure is presented below:

	JUNE 30 2014	DECEMBER 31 2013	Change
Cash and cash equivalents	$60,907	$95,390	$(34,483)
Other net tangible assets	400,276	341,230	59,046
Coal supply agreement and other intangibles, net	57,929	59,685	(1,756)
Net assets	519,112	496,305	22,807
Total debt	(229,658)	(183,750)	(45,908)
Bellaire closed mine obligations, net of tax	(14,667)	(14,775)	108
Total equity	$274,787	$297,780	$(22,993)
Debt to total capitalization	46%	38%	8%

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

NACoal: (1) changes in tax laws or regulatory requirements, including changes in mining or power plant emission regulations and health, safety or environmental legislation, (2) the successful integration of the Reed Minerals acquisition, (3) changes in the demand for and market prices of metallurgical coal produced at the Reed Minerals operations, (4) changes in costs related to geological conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (5) regulatory actions, changes in mining permit requirements or delays in obtaining mining permits that could affect deliveries to customers, (6) weather conditions, extended power plant outages or other events that would change the level of customers' coal or limerock requirements, which would have an adverse effect on results of operations, (7) weather or equipment problems that could affect deliveries to customers, (8) changes in the power industry that would affect demand for NACoal's reserves, (9) changes in the costs to reclaim current NACoal mining areas, (10) costs to pursue and develop new mining opportunities, (11) legal challenges related to Mississippi Power's Kemper County Energy Facility in Mississippi, (12) changes or termination of a long-term mining contract, or a customer default under a contract and (13) increased competition, including consolidation within the industry.

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

The fair value of the Company's interest rate swap agreements was a net liability of $0.3 million at June 30, 2014. A hypothetical 10% decrease in interest rates would not cause a material change in the fair value of the interest rate swap agreements at June 30, 2014.

FOREIGN CURRENCY EXCHANGE RATE RISK
HBB operates internationally and enters into transactions denominated in foreign currencies, principally the Canadian dollar, the Mexican peso and, to a lesser extent, the Chinese yuan and Brazilian real. As such, its financial results are subject to the variability that arises from exchange rate movements. HBB uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts generally mature within twelve months and require HBB to buy or sell the functional currency in which the applicable subsidiary operates and buy or sell U.S. dollars at rates agreed to at the inception of the contracts. The fair value of these contracts was a net liability of $0.4 million at June 30, 2014.

For purposes of risk analysis, the Company uses sensitivity analyses to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. Assuming a hypothetical 10% weakening of the U.S. dollar compared with other foreign currencies at June 30, 2014, the fair value of foreign currency-sensitive financial instruments, which primarily represent forward foreign currency exchange contracts, would not cause a material change in the fair value of the contracts at June 30, 2014. It is important to note that the change in fair value indicated in this sensitivity analysis would be somewhat offset by changes in the fair value of the underlying receivables and payables, which would not be material.

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

Changes in internal control over financial reporting: During the second quarter of 2014, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
None.

Item 1A    Risk Factors
The specific risk factor set forth below was included within risk factors in the Company's Annual Report on Form 10-K and has been updated to provide information as of June 30, 2014.  There have been no other material changes to the risk factors for HBB, KC, NACoal or General from the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

NACoal's operations are impacted by the Clean Air Act ("CAA") requirements affecting coal consumption.

The process of burning coal can cause many compounds and impurities in the coal to be released into the air, including sulfur dioxide, nitrogen oxides, mercury, particulates and other matter. The CAA and the corresponding state laws that extensively regulate the emissions of materials into the air affect coal mining operations both directly and indirectly. Direct impacts on coal mining operations occur through CAA permitting requirements and/or emission control requirements relating to air contaminants, especially particulate matter. Indirect impacts on coal mining operations occur through regulation of the air emissions of sulfur dioxide, nitrogen oxides, mercury, particulate matter and other compounds emitted by coal-fired power plants. The EPA has promulgated or proposed regulations that impose tighter emission restrictions in a number of areas, some of which are currently subject to litigation. These tighter restrictions could have a direct impact on NACoal's existing mines which serve coal-fired power plants. In addition, prospects for new coal-fired power plants could be reduced, both of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

States are required to submit to the EPA revisions to their SIPs that demonstrate the manner in which the states will attain national ambient air quality standards ("NAAQS") every time a NAAQS is issued or revised by the EPA. The EPA has adopted NAAQS for several pollutants, which it continues to periodically review for revisions. When the EPA adopts new, more stringent NAAQS for a pollutant, some states have to change their existing SIPs. If a state fails to revise its SIP and obtain EPA approval, the EPA may adopt regulations to effect the revision. Coal mining operations and coal-fired power plants that emit particulate matter or other specified material are, therefore, affected by changes in the SIPs. Through this process over the last few years, the EPA has reduced the NAAQS for particulate matter, ozone, and nitrogen oxides. NACoal’s coal mining operations and utility customers may be directly affected when the revisions to the SIPs are made and incorporate new NAAQS for sulfur dioxide, nitrogen oxides, ozone and particulate matter. In response to a court remand of earlier rules to control the regional transport of sulfur dioxide and nitrogen oxides from coal-fired power plants and their impacts of downwind NAAQS areas, in mid-2011, the EPA finalized the Cross-State Air Pollution Rule ("CSAPR") to address interstate transport of pollutants. This affects states in the west, including Texas, whose emissions may travel to states in the eastern half of the United States. This rule imposes additional emission restrictions on coal-fired power plants to attain ozone and fine particulate NAAQS.

The CAA Acid Rain Control Provisions were promulgated as part of the CAA Amendments of 1990 in Title IV of the CAA. The Acid Rain Program required reductions of sulfur dioxide emissions from coal-fired power plants. The Acid Rain Program is now a mature program and the Company believes that any market impacts of the required controls have likely been factored into the coal market.

The EPA promulgated a regional haze program designed to protect and to improve visibility at and around Class I Areas, which are generally National Parks, National Wilderness Areas and International Parks. This program may restrict the construction of new coal-fired power plants whose operations may impair visibility at and around the Class I Areas. Additionally, the program requires certain existing coal-fired power plants to install additional control measures designed to limit haze-causing emissions, such as sulfur dioxide, nitrogen oxide and particulate matter. States were required to submit Regional Haze SIPs to the EPA by December 2007; however, many states did not meet that deadline.

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

Under the CAA, the EPA also adopts national emission standards for hazardous air pollutants. In December 2011, the EPA adopted a final rule called the Mercury and Air Toxics Standard, which applies to new and existing coal-fired and oil-fired units. This rule requires mercury emission reductions, but also requires reductions in emissions of acid gases during fuel combustion, and additional reductions in fine particulates, which are being regulated as a surrogate for certain metals.

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

Global climate change continues to attract considerable public and scientific attention and a considerable amount of legislative and regulatory attention in the United States. Congress has considered climate change legislation that would reduce greenhouse gas ("GHG") emissions, particularly from coal combustion by power plants. The EPA is promulgating regulations to control GHGs under the CAA without new legislation.

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

On June 2, 2014, the EPA proposed new regulations limiting carbon dioxide emissions from existing power plants. Under this proposal, nationwide carbon dioxide emissions would be reduced by 30% from 2005 levels by 2030, with a focus on emissions from coal-fired generation. The final rule is expected to be issued in June 2015 with SIPs due by June 2016 and emissions reductions scheduled to be phased in between 2020 and 2030. The proposed rule would give states a variety of approaches, including “cap-and-trade” programs, to meet proposed carbon dioxide emission standards. On June 18, 2014, the EPA also issued a carbon dioxide emission regulation for reconstructed and modified power plants, which addresses carbon dioxide emissions limits for power plants subsequent to modification.

Enactment of laws and passage of regulations regarding GHG emissions by the United States or some of its states, or other actions to limit carbon dioxide emissions, such as opposition by environmental groups to expansion or modification of coal-fired power plants, could result in electric generators switching from coal to other fuel sources.

The United States has not implemented the Kyoto Protocol, which became effective for many countries on February 16, 2005. The Kyoto Protocol was intended to limit or reduce emissions of GHGs, such as carbon dioxide. The United States has not ratified the emission targets of the Kyoto Protocol or any other GHG agreement. Because the first Protocol commitment period ended in 2012, an amendment to extend the Kyoto Protocol was adopted in Doha, Qatar on December 8, 2012. The United States is not a signatory to the amendment. Even though the United States has not accepted these international GHG limiting treaties nor has it enacted domestic legislation to control GHGs, numerous lawsuits and regulatory actions have been undertaken by states and environmental groups to try to force controls on the emission of carbon dioxide; or to prevent the construction of new coal-fired power plants. The implementation by the United States of an international agreement, the regulations promulgated and proposed to date by the EPA with respect to GHG emissions or the adoption of legislation to control GHG emissions, could have a materially adverse effect on the Company’s business, financial condition and results of operations.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (1)
Month #1 (April 1 to 30, 2014)	60,599	$53.51	60,599	$50,856,929
Month #2 (May 1 to 31, 2014)	55,128	$51.85	55,128	$47,998,542
Month #3 (June 1 to 30, 2014)	59,632	$53.01	59,632	$44,837,450
Total	175,359	$52.82	175,359	$44,837,450

(1)
On November 12, 2013, the Company's Board of Directors approved a stock repurchase program (the "2013 Stock Repurchase Program") providing for the purchase of up to $60 million of the Company's Class A Common Stock outstanding through December 31, 2015. The timing and amount of any repurchases under the 2013 Stock Repurchase Program are determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives and market conditions for the Company's Class A Common Stock. The 2013 Stock Repurchase Program does not require the Company to acquire any specific number of shares. It may be modified, suspended, extended or terminated by the Company at any time without prior notice and may be executed through open market purchases, privately negotiated transactions or otherwise. All or part of the repurchases under the 2013 Stock Repurchase Program may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so. As of June 30, 2014, the Company repurchased $15.2 million of Class A Common Stock under the 2013 Stock Repurchase Program.

Item 3    Defaults Upon Senior Securities
None.

Item 4    Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 filed with this Quarterly Report on Form 10-Q for the period ended June 30, 2014.

Item 5    Other Information
None.

Item 6    Exhibits
Incorporated by reference to the Exhibit Index on page 44 of this Quarterly Report on Form 10-Q for the period ended June 30, 2014.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NACCO Industries, Inc. (Registrant)
Date:	July 30, 2014	/s/ Elizabeth I. Loveman
Elizabeth I. Loveman
Vice President and Controller (principal financial and accounting officer)

Exhibit Index

Exhibit
Number*	Description of Exhibits

10.1**
Amendment No.1 to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties Hereto as the Lenders, Hamilton Beach Brands, Inc. (as US Borrower) and Hamilton Beach Brands Canada, Inc., (as Canadian Borrower) as Borrowers, dated as of July 29, 2014.

31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
31(i)(2)	Certification of Elizabeth I. Loveman pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and Elizabeth I. Loveman
95	Mine Safety Disclosure Exhibit
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Numbered in accordance with Item 601 of Regulation S-K.
**    Filed herewith.