Form 10-Q
period 2014-09-30
NACCO INDUSTRIES INC
filed 2014-10-29
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

YES ☐ NO ☑

Number of shares of Class A Common Stock outstanding at October 24, 2014: 5,725,879
Number of shares of Class B Common Stock outstanding at October 24, 2014: 1,573,804

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30 2014	DECEMBER 31 2013	SEPTEMBER 30 2013
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$50,598	$95,390	$79,353
Accounts receivable, net	97,639	120,789	107,630
Accounts receivable from affiliates	44,339	32,636	30,551
Inventories, net	220,607	184,445	207,349
Deferred income taxes	11,486	14,452	14,428
Prepaid expenses and other	25,774	13,578	15,644
Total current assets	450,443	461,290	454,955
Property, plant and equipment, net	252,039	219,256	193,864
Coal supply agreements and other intangibles, net	57,017	59,685	64,590
Other non-current assets	69,661	69,725	64,680
Total assets	$829,160	$809,956	$778,089
LIABILITIES AND EQUITY
Accounts payable	$149,343	$133,016	$141,919
Revolving credit agreements of subsidiaries - not guaranteed by the parent company	69,805	23,460	37,812
Current maturities of long-term debt of subsidiaries - not guaranteed by the parent company	7,886	7,859	7,850
Accrued payroll	19,136	29,030	22,469
Other current liabilities	41,325	44,754	40,418
Total current liabilities	287,495	238,119	250,468
Long-term debt of subsidiaries - not guaranteed by the parent company	138,958	152,431	129,123
Mine closing reserves	36,217	29,764	29,212
Pension and other postretirement obligations	7,312	7,648	6,873
Long-term deferred income taxes	23,304	24,786	23,074
Other long-term liabilities	66,632	59,428	63,618
Total liabilities	559,918	512,176	502,368
Stockholders' equity
Common stock:
Class A, par value $1 per share, 5,821,078 shares outstanding (December 31, 2013 - 6,290,414 shares outstanding; September 30, 2013 - 6,356,996 shares outstanding)	5,821	6,290	6,357
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,573,804 shares outstanding (December 31, 2013 - 1,581,106 shares outstanding; September 30, 2013 - 1,581,406 shares outstanding)	1,574	1,581	1,581
Capital in excess of par value	—	941	367
Retained earnings	274,297	301,227	284,523
Accumulated other comprehensive loss	(12,450)	(12,259)	(17,107)
Total stockholders' equity	269,242	297,780	275,721
Total liabilities and equity	$829,160	$809,956	$778,089

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2014	2013	2014	2013
	(In thousands, except per share data)
Revenues	$221,714	$228,614	$599,497	$620,683
Cost of sales	175,171	179,395	480,260	477,573
Gross profit	46,543	49,219	119,237	143,110
Earnings of unconsolidated mines	12,064	11,808	36,069	34,187
Operating expenses
Selling, general and administrative expenses	46,373	43,269	145,792	142,054
Amortization of intangible assets	911	1,076	2,667	2,736
	47,284	44,345	148,459	144,790
Operating profit	11,323	16,682	6,847	32,507
Other expense (income)
Interest expense	2,046	1,044	5,450	3,496
Income from other unconsolidated affiliates	(191)	(286)	(159)	(1,013)
Closed mine obligations	316	266	940	943
Other, net, including interest income	86	174	(65)	517
	2,257	1,198	6,166	3,943
Income before income tax provision (benefit)	9,066	15,484	681	28,564
Income tax provision (benefit)	1,367	3,159	(1,870)	6,670
Net income	$7,699	$12,325	$2,551	$21,894

Basic earnings per share	$1.02	$1.54	$0.33	$2.68
Diluted earnings per share	$1.02	$1.54	$0.33	$2.67

Dividends per share	$0.2575	$0.2500	$0.7650	$0.7500

Basic weighted average shares outstanding	7,515	7,988	7,688	8,173
Diluted weighted average shares outstanding	7,533	7,996	7,702	8,193

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2014	2013	2014	2013
	(In thousands)
Net income	$7,699	$12,325	$2,551	$21,894
Foreign currency translation adjustment	(740)	(21)	(656)	(85)
Deferred gain on available for sale securities	33	151	270	443
Current period cash flow hedging activity, net of $351 tax expense and $457 tax benefit in the three and nine months ended September 30, 2014, respectively, and $88 tax benefit and $344 tax expense in the three and nine months ended September 30, 2013, respectively.	590	(124)	(860)	573
Reclassification of hedging activities into earnings, net of $137 and $324 tax benefit in the three and nine months ended September 30, 2014, respectively, and $24 tax expense and $146 tax benefit in the three and nine months ended September 30, 2013, respectively.	249	(38)	602	235
Current period pension and postretirement plan adjustment, net of $3,497 tax expense in both the three and nine months ended September 30, 2013, respectively.	—	3,652	—	3,652
Current period curtailment gain into earnings, net of $578 tax expense in both the three and nine months ended September 30, 2013, respectively	—	(1,123)	—	(1,123)
Reclassification of pension and postretirement adjustments into earnings, net of $75 and $235 tax benefit in the three and nine months ended September 30, 2014, respectively, and $109 and $517 tax benefit in the three and nine months ended September 30, 2013, respectively.	180	254	453	1,059
Total other comprehensive income (loss)	$312	$2,751	$(191)	$4,754
Comprehensive income	$8,011	$15,076	$2,360	$26,648

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30
	2014	2013
	(In thousands)
Operating activities
Net income	$2,551	$21,894
Adjustments to reconcile from net income to net cash provided by operating activities:
Depreciation, depletion and amortization	19,445	16,377
Amortization of deferred financing fees	347	442
Deferred income taxes	994	(7,401)
Other	10,086	(15,797)
Working capital changes:
Accounts receivable	10,511	12,199
Inventories	(36,183)	(37,776)
Other current assets	(7,921)	(2,548)
Accounts payable	16,884	13,843
Other current liabilities	(14,496)	5,750
Net cash provided by for operating activities	2,218	6,983

Investing activities
Expenditures for property, plant and equipment	(47,663)	(24,905)
Cash in escrow for investment	—	(5,000)
Other	366	1,055
Net cash used for investing activities	(47,297)	(28,850)

Financing activities
Additions to long-term debt	1,553	1,511
Reductions of long-term debt	(2,000)	(11,762)
Net additions (reductions) to revolving credit agreements	33,345	5,136
Cash dividends paid	(5,884)	(6,133)
Purchase of treasury shares	(26,447)	(27,355)
Other	(255)	(26)
Net cash provided by (used for) financing activities	312	(38,629)

Effect of exchange rate changes on cash	(25)	(6)
Cash and cash equivalents
Decrease for the period	(44,792)	(60,502)
Balance at the beginning of the period	95,390	139,855
Balance at the end of the period	$50,598	$79,353

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Available for Sale Securities	Deferred Gain (Loss) on Cash Flow Hedging	Pension and Postretirement Plan Adjustment	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2013	$6,771	$1,582	$24,612	$270,227	$(574)	$292	$(286)	$(21,293)	$281,331
Stock-based compensation	80	—	1,150	—	—	—	—	—	1,230
Purchase of treasury shares	(495)	—	(25,395)	(1,465)	—	—	—	—	(27,355)
Net income	—	—	—	21,894	—	—	—	—	21,894
Conversion of Class B to Class A shares	1	(1)	—	—	—	—	—	—	—
Cash dividends on Class A and Class B common stock: $0.7500 per share	—	—	—	(6,133)	—	—	—	—	(6,133)
Current period other comprehensive income (loss)	—	—	—	—	(85)	443	573	3,652	4,583
Current period curtailment gain								(1,123)	(1,123)
Reclassification adjustment to net income (loss)	—	—	—	—	—	—	235	1,059	1,294
Balance, September 30, 2013	$6,357	$1,581	$367	$284,523	$(659)	$735	$522	$(17,705)	$275,721

Balance, January 1, 2014	$6,290	$1,581	$941	$301,227	$(803)	$1,021	$676	$(13,153)	$297,780
Stock-based compensation	26	—	1,407	—	—	—	—	—	1,433
Purchase of treasury shares	(502)	—	(2,348)	(23,597)	—	—	—	—	(26,447)
Conversion of Class B to Class A shares	7	(7)	—	—	—	—	—	—	—
Net income	—	—	—	2,551	—	—	—	—	2,551
Cash dividends on Class A and Class B common stock: $0.7650 per share	—	—	—	(5,884)	—	—	—	—	(5,884)
Current period other comprehensive income (loss)	—	—	—	—	(656)	270	(860)	—	(1,246)
Reclassification adjustment to net income (loss)	—	—	—	—	—	—	602	453	1,055
Balance, September 30, 2014	$5,821	$1,574	$—	$274,297	$(1,459)	$1,291	$418	$(12,700)	$269,242

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at September 30, 2014 and the results of its operations, comprehensive income (loss), cash flows and changes in equity for the nine months ended September 30, 2014 and 2013 have been included. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. GAAP for complete financial statements.

Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2014. The HBB and KC businesses are seasonal and a majority of revenues and operating profit typically occurs in the second half of the calendar year when sales of small electric household appliances to retailers and consumers increase significantly for the fall holiday selling season. For further information regarding seasonality of these businesses, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Certain amounts in the prior periods' Unaudited Condensed Consolidated Financial Statements have been reclassified to conform to the current period's presentation.

NOTE 2—Recently Issued Accounting Standards

Accounting Standards Adopted in 2014: In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations - that is, a major effect on the organization's operations and financial results - should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The Company adopted this guidance during the first quarter of 2014.  The adoption did not have an effect on the Company’s financial position, results of operations, cash flows or related disclosures.

Accounting Standards Not Yet Adopted: In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which supersedes most current revenue recognition guidance, including industry-specific guidance, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. The Company is currently assessing the impact of implementing this guidance on the Company's financial position, results of operations, cash flows and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, "Preparation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  Specifically, the amendments (1) provide a definition of the term “substantial doubt,” (2) require an evaluation every reporting period, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that financial statements are issued.  ASU 2014-15 is effective for fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted. The Company does not expect the adoption of this guidance to have an effect on the Company's financial position, results of operations, cash flows or related disclosures.

NOTE 3—Inventories

Inventories are summarized as follows:

	SEPTEMBER 30 2014	DECEMBER 31 2013	SEPTEMBER 30 2013
Coal - NACoal	$25,749	$24,710	$21,048
Mining supplies - NACoal	18,641	17,406	17,131
Total inventories at weighted average cost	44,390	42,116	38,179
Sourced inventories - HBB	130,012	90,713	112,250
Retail inventories - KC	46,205	51,616	56,920
Total inventories at FIFO	176,217	142,329	169,170
	$220,607	$184,445	$207,349

NOTE 4—Stockholders' Equity

Stock Repurchase Program: On November 8, 2011, the Company announced that its Board of Directors approved the repurchase of up to $50 million of the Company's Class A Common Stock outstanding (the "2011 Stock Repurchase Program"). The original authorization for the 2011 Stock Repurchase Program was set to expire on December 31, 2012; however, in November 2012, the Company's Board of Directors approved an extension of the 2011 Stock Repurchase Program through December 31, 2013. In total, the Company repurchased $35.6 million of Class A Common Stock under the 2011 Stock Repurchase Program.

On November 12, 2013, the Company's Board of Directors terminated the 2011 Stock Repurchase Program and approved a new stock repurchase program (the "2013 Stock Repurchase Program") providing for the purchase of up to $60 million of the Company's Class A Common Stock outstanding through December 31, 2015. The timing and amount of any repurchases under the 2013 Stock Repurchase Program are determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives and market conditions for the Company's Class A Common Stock. The 2013 Stock Repurchase Program does not require the Company to acquire any specific number of shares. It may be modified, suspended, extended or terminated by the Company at any time without prior notice and may be executed through open market purchases, privately negotiated transactions or otherwise. All or part of the repurchases under the 2013 Stock Repurchase Program may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so under applicable securities laws.

During the three months ended September 30, 2014, the Company repurchased a total of 235,194 shares of Class A Common Stock for an aggregate purchase price of $12.2 million under the 2013 Stock Repurchase Program at a weighted average purchase price of $51.86 per share. During the nine months ended September 30, 2014, the Company repurchased a total of 501,531 shares of Class A Common Stock for an aggregate purchase price of $26.4 million under the 2013 Stock Repurchase Program at a weighted average purchase price of $52.73 per share.

Amounts Reclassified out of Accumulated Other Comprehensive Income (Loss): The following table summarizes the amounts reclassified out of Accumulated other comprehensive income (loss) ("AOCI") and recognized in the Unaudited Condensed Consolidated Statements of Operations:

	Amount Reclassified from AOCI
	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30		September 30
Details about AOCI Components	2014	2013	2014	2013	Location of (gain) loss reclassified from AOCI into income (loss)
(Gain) loss on cash flow hedging
Foreign exchange contracts	$8	$(62)	$(194)	$(79)	Cost of sales
Interest rate contracts	378	—	1,120	460	Interest expense
	386	(62)	926	381	Total before income tax expense (benefit)
	(137)	24	(324)	(146)	Income tax expense (benefit)
	$249	$(38)	$602	$235	Net of tax

Pension and postretirement plan
Actuarial loss	$273	$396	$742	$1,709	(a)
Prior-service credit	(18)	(33)	(54)	(133)	(a)
	255	363	688	1,576	Total before income tax benefit
	(75)	(109)	(235)	(517)	Income tax benefit
	$180	$254	$453	$1,059	Net of tax

Total reclassifications for the period	$429	$216	$1,055	$1,294	Net of tax

(a) These AOCI components are included in the computation of pension and postretirement health care (income) expense. See Note 10 for further discussion.

NOTE 5—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Date	(Level 1)	(Level 2)	(Level 3)
	September 30, 2014
Assets:
Available for sale securities	$6,955	$6,955	$—	$—
Interest rate swap agreements	538	—	538	—
Foreign currency exchange contracts	213	—	213	—
	$7,706	$6,955	$751	$—
Liabilities:
Foreign currency exchange contracts	$29	$—	$29	$—
Contingent consideration	1,606	—	—	1,606
	$1,635	$—	$29	$1,606

	December 31, 2013
Assets:
Available for sale securities	$6,540	$6,540	$—	$—
Interest rate swap agreements	937	—	937	—
Foreign currency exchange contracts	83	—	83	—
	$7,560	$6,540	$1,020	$—
Liabilities:
Foreign currency exchange contracts	$14	$—	$14	$—
Contingent consideration	1,581	—	—	1,581
	$1,595	$—	$14	$1,581

	September 30, 2013
Assets:
Available for sale securities	$6,010	$6,010	$—	$—
Interest rate swap agreements	645	—	645	—
Foreign currency exchange contracts	111	—	111	—
	$6,766	$6,010	$756	$—
Liabilities:
Contingent consideration	$1,572	$—	$—	$1,572
	$1,572	$—	$—	$1,572

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

The contingent consideration is structured as an earn-out payment to the sellers of Reed Minerals. The earn-out is calculated as a percentage by which the monthly average coal selling price exceeds an established threshold multiplied by the number of tons sold during the month. The earn-out period covers the first 15.0 million tons of coal sold from certain Reed Minerals coal reserves. There is no monetary cap on the amount payable under this contingent payment arrangement. The liability for contingent consideration is included in Other long-term liabilities in the Unaudited Condensed Consolidated Balance Sheets. Earn-out payments, if payable, are paid quarterly. No earn-out payments were made during the three and nine months ended September 30, 2014.

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

There were no transfers into or out of Levels 1, 2 or 3 during the three and nine months ended September 30, 2014 and 2013.

Other Fair Value Measurement Disclosures: The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. Revolving credit agreements and long-term debt are recorded at carrying value in the Unaudited Condensed Consolidated Balance Sheets. The fair value of revolving credit agreements approximates their carrying value as the stated rates of the debt reflect recent market conditions. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account subsidiary credit risk, which is Level 2 as defined in the fair value hierarchy. At September 30, 2014, both the fair value and the book value of the revolving credit agreements and long-term debt, excluding capital leases, was $204.7 million. At December 31, 2013, both the fair value and the book value of the revolving credit agreements and long-term debt, excluding capital leases, was $170.7 million. At September 30, 2013, the fair value of the revolving credit agreements and long-term debt, excluding capital leases, was $161.8 million compared with the book value of $161.4 million.

NOTE 6—Unconsolidated Subsidiaries

NACoal has two consolidated mining operations: Mississippi Lignite Mining Company (“MLMC”) and Reed Minerals, and provides dragline mining services for independently owned limerock quarries in Florida. NACoal also has the following wholly owned unconsolidated subsidiaries that each meet the definition of a variable interest entity and are accounted for using the equity method:

The Coteau Properties Company ("Coteau")
The Falkirk Mining Company ("Falkirk")
The Sabine Mining Company ("Sabine")
Demery Resources Company, LLC (“Demery”)
Caddo Creek Resources Company, LLC (“Caddo Creek”)
Coyote Creek Mining Company, LLC (“Coyote Creek”)
Camino Real Fuels, LLC (“Camino Real”)
Liberty Fuels Company, LLC (“Liberty”)
NoDak Energy Services, LLC ("NoDak")

Coteau, Falkirk and Sabine were developed between 1974 and 1981 and operate lignite coal mines under long-term contracts with various utility customers. Coteau, Falkirk and Sabine are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed, and are without recourse to NACCO and NACoal. Demery, Caddo Creek, Coyote Creek, Camino Real and Liberty (collectively with Coteau, Falkirk and Sabine, the "Unconsolidated Mines") were formed to develop, construct and operate surface mines under long-term contracts. Demery commenced delivering coal to its customer in 2012 and is expected to reach full production levels in 2016. Liberty commenced production in 2013 but is not expected to produce tons for Mississippi Power Company's new Kemper County Energy Facility for the remainder of 2014. Production levels are expected to increase gradually beginning in 2015 to full production of approximately 4.3 million tons of coal annually beginning in 2019. Construction of the Kemper County Energy Facility is still ongoing which may affect the pace of the increase in deliveries. Mining permits needed to commence mining operations were issued in 2013 for Caddo Creek and Camino Real. Caddo Creek expects to begin making initial coal deliveries in late 2014. Camino Real expects initial deliveries in the second half of 2015, and expects to mine approximately 2.5 million to3.0 million tons of coal annually when at full production. Coyote Creek received its mining permit in October 2014 and is developing a mine in Mercer County, North Dakota, from which it expects to deliver approximately 2.5 million tons of coal annually beginning in mid-2016. NoDak was formed to operate and maintain a coal processing facility.

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

North American Coal Corporation India Private Limited ("NACC India") was formed to provide technical business advisory services to the third-party owners of a coal mine in India.  During the first nine months of 2014, NACoal recognized a $1.1 million after-tax charge to establish an allowance against the receivable from NACC India's customer. During the third quarter of 2014, NACC India's customer defaulted on its contractual payment obligations and as a result of this default, NACC India has terminated its contract with the customer and is pursuing contractual remedies. Prior to contract termination, NACC India met the definition of a variable interest entity of which NACoal was not the primary beneficiary and was accounted for using the equity method with net income or loss reported on the line "(Income) loss from other unconsolidated affiliates" in the "Other expense (income)" section of the Unaudited Condensed Consolidated Statements of Operations. Subsequent to contract termination, NACC India is no longer a variable interest entity and its financial position and results of operations are consolidated by NACoal as of the contract termination date.

The investments in the Unconsolidated Mines and NoDak and related tax positions totaled $28.9 million at September 30, 2014. The investments in the Unconsolidated Mines, NoDak and NACC India and related tax positions totaled $33.1 million and $35.2 million at December 31, 2013 and September 30, 2013, respectively. These amounts are included on the line “Other Non-current Assets” in the Unaudited Condensed Consolidated Balance Sheets. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $3.8 million, $5.4 million and $5.0 million at September 30, 2014, December 31, 2013, and September 30, 2013 respectively.

Included in "Accounts receivable from affiliates" is $42.2 million, $27.9 million and $26.7 million as of September 30, 2014, December 31, 2013 and September 30, 2013, respectively, due from Coyote Creek, primarily for the purchase of a dragline from NACoal.

Summarized financial information for the Unconsolidated Mines, NoDak and NACC India is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2014	2013	2014	2013
Revenues	$150,529	$152,999	$437,127	$433,937
Gross profit	$19,504	$18,847	$56,123	$55,859
Income before income taxes	$12,201	$12,172	$36,363	$35,650
Net income	$9,372	$9,471	$28,046	$27,463

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

At September 30, 2014, December 31, 2013, and September 30, 2013, HBB had accrued an undiscounted obligation of $10.0 million, $6.9 million and $7.2 million, respectively, for environmental investigation and remediation activities. In addition, HBB estimates that it is reasonably possible that it may incur up to $4.2 million of additional expenses related to the environmental investigation and remediation at these sites.

During the nine months ended September 30, 2013, HBB recorded a $2.3 million charge to establish a liability for environmental investigation and remediation activities at the Picton, Ontario facility. During the nine months ended September 30, 2014, HBB recorded an additional $3.3 million charge to increase the liability at the Picton, Ontario facility as a result of an environmental study performed in the second quarter of 2014.

During the nine months ended September 30, 2014 and 2013, HBB recorded a $0.8 million and $1.6 million reduction, respectively, in selling, general and administrative expenses as a result of a third party's commitment to share in anticipated remediation costs at HBB's Southern Pines and Mt. Airy locations.

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

Changes in the Company's current and long-term recorded warranty liability are as follows:

2014
Balance at January 1	$5,343
Warranties issued	5,325
Settlements made	(6,402)
Balance at September 30	$4,266

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

The effective income tax rate for the three months ended September 30, 2014 was 15.1%. The effective income tax rate for the nine months ended September 30, 2014 was not meaningful as the $1.9 million income tax benefit is not directly correlated to the $0.7 million pre-tax income. The effective income tax rates were impacted by favorable net discrete tax items totaling $0.6 million and $2.0 million in the three and nine months ended September 30, 2014, respectively, primarily resulting from return to provision adjustments attributable to changes in estimates and the conclusion of the 2011 and 2012 U.S. federal tax return examinations. The effective income tax rates for the three and nine months ended September 30, 2013 were 20.4% and 23.4%, respectively. Discrete tax items impacting the three and nine months ended September 30, 2013 were not significant.

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

The components of pension and postretirement health care expense (income) are set forth below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2014	2013	2014	2013
U.S. Pension and Postretirement Health Care
Service cost	$18	$20	$53	$58
Interest cost	691	698	2,180	2,164
Expected return on plan assets	(1,143)	(1,100)	(3,551)	(3,403)
Amortization of actuarial loss	256	365	690	1,617
Amortization of prior service credit	(18)	(33)	(54)	(133)
Curtailment	—	(1,701)	—	(1,701)
Total	$(196)	$(1,751)	$(682)	$(1,398)
Non-U.S. Pension
Interest cost	$50	$48	$149	$149
Expected return on plan assets	(75)	(72)	(224)	(215)
Amortization of actuarial loss	17	31	52	92
Total	$(8)	$7	$(23)	$26

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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2014	2013	2014	2013
Revenues
NACoal	$49,840	$52,870	$139,492	$147,584
HBB	135,155	134,099	354,865	354,901
KC	37,551	42,618	107,231	120,709
Eliminations	(832)	(973)	(2,091)	(2,511)
Total	$221,714	$228,614	$599,497	$620,683

Operating profit (loss)
NACoal	$4,362	$9,740	$11,198	$32,721
HBB	9,531	11,788	12,719	18,461
KC	(1,429)	(3,658)	(12,198)	(14,045)
NACCO and Other (a)	(1,073)	(1,155)	(4,429)	(4,690)
Eliminations	(68)	(33)	(443)	60
Total	$11,323	$16,682	$6,847	$32,507

Net income (loss)
NACoal	$3,185	$7,794	$8,815	$26,337
HBB	6,008	7,427	7,717	10,913
KC	(966)	(2,822)	(7,656)	(8,492)
NACCO and Other	(906)	(1,137)	(3,776)	(4,188)
Eliminations	378	1,063	(2,549)	(2,676)
Total	$7,699	$12,325	$2,551	$21,894

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

NOTE 12—Acquisition

During the fourth quarter of 2013, NACoal acquired the equipment of National Coal of Alabama, Inc. ("NCOA") in exchange for the assumption of outstanding debt of $9.7 million associated with the acquired equipment. The outstanding debt was repaid concurrently with the acquisition of the equipment utilizing borrowings under NACoal's existing unsecured revolving line of credit. In April 2014, NACoal acquired coal reserves and prepaid royalties and assumed certain reclamation obligations of NCOA. The acquisition of NCOA did not include any additional cash consideration. This acquisition, which is being accounted for as a business combination, provides additional coal reserves in Alabama and equipment that can be used to mine these acquired coal reserves and coal reserves at NACoal's Reed Minerals mines, also located in Alabama. During the nine months ended September 30, 2014, the Company incurred $0.1 million in acquisition costs related to NCOA, which are included in Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations. The Company has incurred total acquisition costs of $0.4 million related to NCOA.

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

NOTE 13—Subsequent Events

In October 2014, NACoal sold assets classified as held for sale at September 30, 2014 to Mississippi Power Company for $5.0 million and will recognize a gain of $3.5 million in the fourth quarter of 2014.

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

NACoal has two consolidated mining operations: Mississippi Lignite Mining Company (“MLMC”) and Reed Minerals, and provides dragline mining services for independently owned limerock quarries in Florida. NACoal also has the following wholly owned unconsolidated subsidiaries that each meet the definition of a variable interest entity and are accounted for using the equity method:

The Coteau Properties Company ("Coteau")
The Falkirk Mining Company ("Falkirk")
The Sabine Mining Company ("Sabine")
Demery Resources Company, LLC (“Demery”)
Caddo Creek Resources Company, LLC (“Caddo Creek”)
Coyote Creek Mining Company, LLC (“Coyote Creek”)
Camino Real Fuels, LLC (“Camino Real”)
Liberty Fuels Company, LLC (“Liberty”)
NoDak Energy Services, LLC ("NoDak")

Coteau, Falkirk and Sabine were developed between 1974 and 1981 and operate lignite coal mines under long-term contracts with various utility customers. Coteau, Falkirk and Sabine are capitalized primarily with debt financing, which the utility customers have arranged and guaranteed, and are without recourse to NACCO and NACoal. Demery, Caddo Creek, Coyote Creek, Camino Real and Liberty (collectively with Coteau, Falkirk and Sabine, the "Unconsolidated Mines") were formed to develop, construct and operate surface mines under long-term contracts. Demery commenced delivering coal to its customer in 2012 and is expected to reach full production levels in 2016. Liberty commenced production in 2013 but is not expected to produce tons for Mississippi Power Company's new Kemper County Energy Facility for the remainder of 2014. Production levels are expected to increase gradually beginning in 2015 to full production of approximately 4.3 million tons of coal annually beginning in 2019. Construction of the Kemper County Energy Facility is still ongoing which may affect the pace of the increase in deliveries. Mining permits needed to commence mining operations were issued in 2013 for Caddo Creek and Camino Real. Caddo Creek expects to begin making initial coal deliveries in late 2014. Camino Real expects initial deliveries in the second half of 2015, and expects to mine approximately 2.5 million to 3.0 million tons of coal annually when at full production. Coyote Creek received its mining permit in October 2014 and is developing a mine in Mercer County, North Dakota, from which it expects to deliver approximately 2.5 million tons of coal annually beginning in mid-2016. NoDak was formed to operate and maintain a coal processing facility.

The contracts with the customers of the Unconsolidated Mines provide for reimbursement at a price based on actual costs plus an agreed pre-tax profit per ton of coal sold or actual costs plus a management fee.

North American Coal Corporation India Private Limited ("NACC India") was formed to provide technical business advisory services to the third-party owners of a coal mine in India.  During the first nine months of 2014, NACoal recognized a $1.1 million after-tax charge to establish an allowance against the receivable from NACC India's customer. During the third quarter of 2014, NACC India's customer defaulted on its contractual payment obligations and as a result of this default, NACC India has terminated its contract with the customer and intends to pursue contractual remedies.

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

FINANCIAL REVIEW

Tons of coal sold by NACoal's operating mines were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2014	2013	2014	2013
	(In millions)
Coteau	3.4	3.5	10.8	10.2
Falkirk	2.0	2.0	5.6	5.6
Sabine	1.2	1.2	3.5	3.5
Unconsolidated mines	6.6	6.7	19.9	19.3
MLMC	0.8	1.0	2.3	2.3
Reed Minerals	0.3	0.2	0.7	0.7
Consolidated mines	1.1	1.2	3.0	3.0
Total tons sold	7.7	7.9	22.9	22.3

The limerock dragline mining operations sold 5.2 million and 16.5 million cubic yards of limerock in the three and nine months ended September 30, 2014, respectively. This compares with 4.9 million and 16.5 million cubic yards of limerock in the three and nine months ended September 30, 2013, respectively.

The results of operations for NACoal were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2014	2013	2014	2013
Revenue - consolidated mines	$48,209	$49,045	$131,513	$131,475
Royalty and other	1,631	3,825	7,979	16,109
Total revenues	49,840	52,870	139,492	147,584
Cost of sales - consolidated mines	47,403	48,222	134,941	125,792
Cost of sales - royalty and other	503	623	1,619	1,193
Total cost of sales	47,906	48,845	136,560	126,985
Gross profit	1,934	4,025	2,932	20,599
Earnings of unconsolidated mines (a)	12,064	11,808	36,069	34,187
Selling, general and administrative expenses	8,725	5,017	25,136	19,329
Amortization of intangible assets	911	1,076	2,667	2,736
Operating profit	4,362	9,740	11,198	32,721
Interest expense	1,721	788	4,298	2,200
Other (income) or loss, including (income) loss from other unconsolidated affiliates	(367)	12	(550)	(645)
Income before income tax provision (benefit)	3,008	8,940	7,450	31,166
Income tax provision (benefit)	(177)	1,146	(1,365)	4,829
Net income	$3,185	$7,794	$8,815	$26,337

Effective income tax rate (b)(c)	n/m	12.8%	n/m	15.5%

(a) See Note 6 to Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.
(b) The NACoal effective tax rate is affected by the benefit of percentage depletion.
(c) The effective income tax rate is not meaningful in 2014 as the income tax benefit amounts are not directly correlated to the pre-tax income for the three and nine months ended September 30, 2014. See further information regarding the consolidated effective income tax rate in Note 9 to Unaudited Condensed Consolidated Financial Statements.

Third Quarter of 2014 Compared with Third Quarter of 2013

The following table identifies the components of change in revenues for the third quarter of 2014 compared with the third quarter of 2013:

Revenues
2013	$52,870
Increase (decrease) from:
Royalty and other income	(2,195)
Consolidated mining operations	(835)
2014	$49,840

Revenues decreased in the third quarter of 2014 compared with the third quarter of 2013 due to significantly lower royalty and other income as well as a decrease in revenues at the consolidated mining operations. The decrease in revenues at the consolidated mining operations was primarily the result of fewer tons sold at MLMC due to an increase in the number of planned and unplanned outage days at the customer's power plant in the third quarter of 2014 compared with the third quarter of 2013. The decrease in revenues at MLMC was largely offset by an increase in revenues at Reed Minerals. Revenues at Reed Minerals improved due to an increase in tons sold partially offset by lower average selling prices in the third quarter of 2014 compared with the third quarter of 2013.

The following table identifies the components of change in operating profit for the third quarter of 2014 compared with the third quarter of 2013:

Operating Profit
2013	$9,740
Increase (decrease) from:
Selling, general and administrative expenses	(3,195)
Royalty and other income	(2,422)
Consolidated mining operations	(17)
Earnings of unconsolidated mines	256
2014	$4,362
Operating profit decreased substantially in the third quarter of 2014 from the third quarter of 2013 primarily as a result of significantly higher selling, general and administrative expenses, mainly attributable to the absence of a $1.6 million pension curtailment gain recognized in the third quarter of 2013 that did not recur in 2014 and higher professional service fees. Substantially reduced royalty and other income also contributed to the decrease in operating profit.

Operating results at the consolidated mining operations were comparable with the prior year quarter as the unfavorable effect of reduced tons sold at MLMC was largely offset by improved operating results at Reed Minerals. The increase in tons sold at Reed Minerals, combined with operating and productivity improvements implemented earlier in 2014, efficiencies and productivity improvements resulting from personnel changes in the second quarter of 2014 and investments in equipment and reserves made in late 2013 and early 2014 contributed to Reed Minerals' improved results.

NACoal recognized net income of $3.2 million in the third quarter of 2014 compared with net income of $7.8 million in the third quarter of 2013 primarily due to the factors affecting operating profit and a favorable return to provision adjustment recognized in the third quarter of 2014.

First Nine Months of 2014 Compared with First Nine Months of 2013

The following table identifies the components of change in revenues for the first nine months of 2014 compared with the first nine months of 2013:

Revenues
2013	$147,584
Increase (decrease) from:
Royalty and other income	(8,130)
Consolidated mining operations	38
2014	$139,492

Revenues decreased in the first nine months of 2014 compared with the first nine months of 2013 primarily as a result of a decrease in royalty and other income. Overall revenues at the consolidated mining operations in the first nine months of 2014 were comparable to the prior year period as an increase in revenue at Reed Minerals and the limerock dragline mining operations was almost fully offset by reduced revenue at MLMC. The increase in Reed Minerals revenues was due to an increase in tons sold , partially offset by lower selling prices in the first nine months of 2014 compared with the first nine months of 2013 resulting from unfavorable metallurgical coal market conditions. Revenues at the the limerock dragline mining operations increased as a result of an increase in reimbursed costs. Reduced revenues at MLMC was primarily due to an increase in the number of planned and unplanned outage days at the customer's power plant in first nine months of 2014 compared with the first nine months of 2013.

The following table identifies the components of change in operating profit for the first nine months of 2014 compared with the first nine months of 2013:

Operating Profit
2013	$32,721
Increase (decrease) from:
Royalty and other income	(9,814)
Consolidated mining operations	(7,935)
Selling, general and administrative expenses	(4,480)
Reimbursement of damage to customer-owned equipment	(1,176)
Earnings of unconsolidated mines	1,882
2014	$11,198

Operating profit decreased substantially in the first nine months of 2014 from the first nine months of 2013 primarily due to significantly reduced royalty and other income, a significant decline in operating results at the consolidated mining operations, an increase in selling, general and administrative expenses and a $1.2 million charge to reimburse a customer for damage to certain customer-owned equipment at the limerock dragline mining operations. The increase in selling, general and administrative expenses was primarily due to the absence of a $1.6 million pre-tax pension curtailment gain, higher professional fees and higher management fees. These decreases were partially offset by an increase in earnings of unconsolidated mines mainly resulting from an increase in tons sold in the first nine months of 2014 compared with the first nine months of 2013.

The substantial decline in operating profit at the consolidated mining operations was largely due to a significantly larger loss at Reed Minerals than in the first nine months of 2013 and fewer tons sold at MLMC.  Operating and productivity improvements at Reed Minerals were implemented later than anticipated in 2014, primarily related to a delay in the startup of a new dragline. As a result of the delay, Reed Minerals experienced production shortfalls, which caused a decrease in inventory levels.  In addition, Reed Minerals' results were unfavorably affected by an increase in depreciation expense on equipment acquired during 2013 and in 2014 to improve efficiencies and productivity. These additional expenses were partially offset by favorable equipment rental expense, fuel and labor.

Net income decreased to $8.8 million in the first nine months of 2014 from $26.3 million in the first nine months of 2013 primarily due to the factors affecting operating profit, increased interest expense as a result of higher debt outstanding during 2014 and a $1.1 million after-tax charge to establish an allowance against the receivable from NACC India's customer. The decrease in net income was partially offset by an income tax benefit mainly attributable to a $1.4 million discrete tax benefit resulting from the conclusion of the 2011 and 2012 U.S. federal tax return examinations and a favorable return to provision adjustment in the first nine months of 2014.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the nine months ended September 30:

	2014	2013	Change
Operating activities:
Net income	$8,815	$26,337	$(17,522)
Depreciation, depletion and amortization	16,063	11,872	4,191
Other	6,430	(19,405)	25,835
Working capital changes	(16,804)	5,588	(22,392)
Net cash provided by operating activities	14,504	24,392	(9,888)

Investing activities:
Expenditures for property, plant and equipment	(43,321)	(21,588)	(21,733)
Cash in escrow for investment	—	(5,000)	5,000
Other	(82)	924	(1,006)
Net cash used for investing activities	(43,403)	(25,664)	(17,739)

Cash flow before financing activities	$(28,899)	$(1,272)	$(27,627)

The decrease in net cash provided by operating activities was primarily the result of working capital changes and the decline in net income, partially offset by the change in other operating activities during the first nine months of 2014 compared with the first nine months of 2013. The change in working capital and other operating activities was mainly the result of changes in intercompany taxes and accounts receivable from unconsolidated mines in the first nine months of 2014 compared with the comparable 2013 period.

The increase in net cash used for investing activities was primarily attributable to expenditures for property, plant and equipment, mainly for the refurbishment of a dragline and purchase of equipment at Reed Minerals in the first nine months of 2014.

	2014	2013	Change
Financing activities:
Net additions (reductions) to long-term debt and revolving credit agreements	$18,000	$(2,959)	$20,959
Capital contribution from NACCO	11,300	—	11,300
Net cash provided by (used for) financing activities	$29,300	$(2,959)	$32,259

The change in net cash provided by (used for) financing activities was primarily due to an increase in borrowings and a capital contribution from NACCO during the first nine months of 2014 to fund operations and expenditures for property, plant and equipment as opposed to a reduction in borrowings in the first nine months of 2013.

Financing Activities

NACoal has an unsecured revolving line of credit of up to $225.0 million (the “NACoal Facility”) that expires in November 2018. Borrowings outstanding under the NACoal Facility were $160.0 million at September 30, 2014. At September 30, 2014, the excess availability under the NACoal Facility was $64.0 million, which reflects a reduction for outstanding letters of credit of $1.0 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective September 30, 2014, for base rate and LIBOR loans were 1.25% and 2.25%, respectively. The NACoal Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.40% on the unused commitment at September 30, 2014. The weighted average interest rate applicable to the NACoal Facility at September 30, 2014 was 3.20% including the floating rate margin and the effect of the interest rate swap agreement.

To reduce the exposure to changes in the market rate of interest, NACoal has entered into an interest rate swap agreement for a portion of the NACoal Facility. Terms of the interest rate swap agreement require NACoal to receive a variable interest rate and pay a fixed interest rate. NACoal has interest rate swaps with notional values totaling $100.0 million at September 30, 2014 at an average fixed rate of 1.4%.

The NACoal Facility contains restrictive covenants, which require, among other things, NACoal to maintain a maximum debt to EBITDA ratio of 3.50 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The NACoal Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 3.00 to 1.00 in conjunction with maintaining unused availability thresholds of borrowing capacity, as defined in the NACoal Facility, of $15.0 million. At September 30, 2014, NACoal was in compliance with all financial covenants in the NACoal Facility.

NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At September 30, 2014, the balance of the note was $3.4 million and the interest rate was 0.31%.

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

Capital Expenditures

Expenditures for property, plant and equipment were $43.3 million during the first nine months of 2014. NACoal estimates that its capital expenditures for the remainder of 2014 will be an additional $13.2 million, primarily for mine equipment and development at its mines. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

NACoal's capital structure is presented below:

	SEPTEMBER 30 2014	DECEMBER 31 2013	Change
Cash and cash equivalents	$428	$27	$401
Other net tangible assets	283,016	242,486	40,530
Coal supply agreements and other intangibles, net	57,017	59,685	(2,668)
Net assets	340,461	302,198	38,263
Total debt	(181,844)	(163,843)	(18,001)
Total equity	$158,617	$138,355	$20,262
Debt to total capitalization	53%	54%	(1)%

The increase in other net tangible assets during the first nine months of 2014 was primarily due to an increase in property, plant and equipment. The increase in property, plant and equipment was mainly attributable to the refurbishment of a dragline and purchase of equipment at Reed Minerals and the National Coal of Alabama, Inc. ("NCOA") acquisition. Total debt increased mainly to fund operations and the increase in property, plant and equipment. Total equity increased primarily as a result of $11.3 million of capital contributions from NACCO during the first nine months of 2014.

OUTLOOK

NACoal expects overall improved operating performance at its coal mining operations in the fourth quarter of 2014 compared with the fourth quarter of 2013. At the consolidated coal mining operations, tons sold at Reed Minerals are expected to increase in the fourth quarter of 2014 over the fourth quarter of 2013. The company installed key management from NACoal legacy operations in the Reed Minerals operations late in the second quarter of 2014. These personnel changes contributed to operating and productivity improvements in the third quarter and are expected to help Reed Minerals achieve additional planned operating and productivity improvements in the remainder of 2014. In addition, a higher-cost Reed Minerals mining area was temporarily idled at the beginning of the 2014 second quarter and will remain idled while a revised mining permit for the area is reviewed by state regulators and selling prices for the coal produced from this mine area are assessed against anticipated production costs. If selling prices remain low, Reed Minerals expects to continue to shift the production of tons to lower cost mine areas. Productivity improvements and increased mining efficiencies are expected to contribute to a reduced operating loss at Reed Minerals in the fourth quarter of 2014 compared with the fourth quarter of 2013, excluding the effect of the $4.0 million impairment charge recognized in 2013.

The improved performance at Reed Minerals in the fourth quarter of 2014 is expected to be somewhat offset by reduced income at MLMC resulting from fewer deliveries compared with the fourth quarter 2013 because of a significant planned outage at the customer's power plant that began late in the third quarter and will continue into the fourth quarter of 2014. No significant outages are anticipated at the customer's power plant in 2015.

At the unconsolidated mining operations, steam coal tons delivered in the fourth quarter of 2014 are expected to increase slightly from the same period in 2013. Demery commenced delivering coal to its customer in 2012 and full production levels are expected to be reached in 2016. Liberty commenced production in 2013 but is not expected to produce tons for Mississippi Power Company's new Kemper County Energy Facility for the remainder of 2014. Production levels are expected to increase gradually beginning in 2015 to full production of approximately 4.3 million tons of coal annually beginning in 2019. Construction of the Kemper County Energy Facility is still ongoing which may affect the pace of the increase in deliveries.

Unconsolidated mines currently in development are expected to continue to generate modest income during the remainder of 2014. Mining permits needed to commence mining operations were issued in 2013 for the Caddo Creek and the Camino Real projects in Texas. Caddo Creek expects to begin making initial coal deliveries in late 2014. Camino Real expects initial deliveries in the second half of 2015, and expects to mine approximately 2.5 million to 3.0 million tons of coal annually when at full production. Coyote Creek received its mining permit in October 2014 and is developing a mine in Mercer County, North Dakota, from which it expects to deliver approximately 2.5 million tons of coal annually beginning in mid-2016.

Limerock deliveries in the fourth quarter of 2014 are expected to be lower than in the fourth quarter of 2013 as a result of reduced customer requirements. Declines in royalty and other income are also expected in the fourth quarter of 2014 from the higher levels realized in the prior year period.

Overall, NACoal expects net income in the fourth quarter of 2014 to increase significantly over the fourth quarter of 2013. Improvements at Reed Minerals and a $3.5 million gain on sale of assets sold to Mississippi Power in early October 2014 are expected to be partially offset by significantly reduced deliveries at MLMC and lower royalty and other income than in the prior year fourth quarter.

Net income in 2015 is expected to increase significantly compared with 2014 as improvements at Reed Minerals are expected to continue. In addition, deliveries are expected to increase at MLMC and at the unconsolidated mines, based on the customers' currently planned power plant operating levels and as production increases at the newer mines.

Cash flow before financing activities in 2014 is expected to be positive as compared with negative cash flow before financing activities in 2013, and is expected to increase substantially in 2015 over 2014.

Over the longer term, NACoal's goal is to increase earnings of its unconsolidated mines by approximately 50% by 2017 from 2012 levels through the development and maturation of its new mines and normal escalation of contractual compensation at its existing mines. Also, NACoal has a goal of at least doubling the earnings contribution from its consolidated mining operations by 2017 from 2012 levels due to benefits from operational improvements at MLMC's customer's power plant and from the company's execution of its long-term plan at the Reed Minerals operations. The company views its acquisition of Reed Minerals and related acquisitions of coal reserves and mining equipment in Alabama as a metallurgical coal strategic initiative which includes increased volume and profitability for the company over the long term. Achieving the goal for the consolidated mining operations will be dependent on improved market conditions for Reed Minerals' metallurgical coal, the demand for and selling price of which have declined substantially since 2012, and steam coal.

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

FINANCIAL REVIEW

The results of operations for HBB were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2014	2013	2014	2013
Revenues	$135,155	$134,099	$354,865	$354,901
Operating profit	$9,531	$11,788	$12,719	$18,461
Interest expense	$236	$169	$855	$1,078
Other expense (income)	$345	$(60)	$478	$182
Net income	$6,008	$7,427	$7,717	$10,913
Effective income tax rate	32.9%	36.4%	32.2%	36.6%

Third Quarter of 2014 Compared with Third Quarter of 2013

The following table identifies the components of change in revenues for the third quarter of 2014 compared with the third quarter of 2013:

Revenues
2013	$134,099
Increase (decrease) from:
Unit volume and product mix	1,859
Foreign currency	(753)
Other	(50)
2014	$135,155

Revenues for the third quarter of 2014 increased slightly compared with the third quarter of 2013 mainly in the commercial and international consumer markets. The increase was partially offset by unfavorable foreign currency movements as both the Canadian dollar and Mexican peso weakened against the U.S. dollar in the third quarter of 2014 compared with the comparable 2013 period.

The following table identifies the components of change in operating profit for the third quarter of 2014 compared with the third quarter of 2013:

Operating Profit
2013	$11,788
Increase (decrease) from:
Selling, general and administrative expenses	(2,921)
Foreign currency	(378)
Gross profit	1,042
2014	$9,531

HBB's operating profit decreased in the third quarter of 2014 from the third quarter of 2013 due to increased selling, general and administrative expenses and unfavorable foreign currency movements partially offset by higher gross profit. Selling, general and administrative expenses increased primarily because the third quarter of 2013 included a $1.6 million benefit that did not recur in the third quarter of 2014, related to a third party's commitment to share in environmental liabilities at HBB's Southern Pines and Mt. Airy locations which reduced the third quarter 2013 selling, general and administrative expenses. Selling, general and administrative expenses also increased as a result of higher outside service fees and advertising expenses incurred to execute HBB's five strategic initiatives. The increase in gross profit was mainly attributable to an increase in sales of products with higher price points and higher margins partially offset by decreased sales volumes.

HBB recognized net income of $6.0 million in the third quarter of 2014 compared with $7.4 million in the third quarter of 2013 primarily due to the factors affecting operating profit.

First Nine Months of 2014 Compared with First Nine Months of 2013

The following table identifies the components of change in revenues for the first nine months of 2014 compared with the first nine months of 2013:

Revenues
2013	$354,901
Increase (decrease) from:
Unit volume and product mix	4,083
Foreign currency	(2,769)
Other	(1,350)
2014	$354,865

Revenues for the first nine months of 2014 were comparable to the first nine months of 2013. An increase in sales mainly in the commercial market and Canadian consumer market, was largely offset by decreased sales in the U.S. consumer market, and unfavorable foreign currency movements as both the Canadian dollar and Mexican peso weakened against the U.S. dollar.

The following table identifies the components of change in operating profit for the first nine months of 2014 compared with the first nine months of 2013:

Operating Profit
2013	$18,461
Increase (decrease) from:
Selling, general and administrative expenses	(5,862)
Foreign currency	(1,933)
Gross profit	2,053
2014	$12,719

HBB's operating profit decreased in the first nine months of 2014 compared with the first nine months of 2013 as a result of an increase in selling, general and administrative expenses and unfavorable foreign currency movements partially offset by an increase in gross profit. Selling, general and administrative expenses increased primarily due to an increase in environmental expense, higher professional and outside service fees and advertising expenses incurred to execute HBB's five strategic initiatives and higher employee-related expenses. The increase in gross profit primarily resulted from more sales of products with higher price points and higher margins, partially offset by the absence of a favorable product liability adjustment recognized during the first nine months of 2013 as a result of a change in estimate.

HBB recognized net income of $7.7 million in the first nine months of 2014 compared with $10.9 million in the first nine months of 2013 primarily due to the factors affecting operating profit.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the nine months ended September 30:

	2014	2013	Change
Operating activities:
Net income	$7,717	$10,913	$(3,196)
Depreciation and amortization	1,587	2,077	(490)
Other	3,168	(4,150)	7,318
Working capital changes	(7,741)	7,780	(15,521)
Net cash provided by operating activities	4,731	16,620	(11,889)

Investing activities:
Expenditures for property, plant and equipment	(2,751)	(1,271)	(1,480)
Other	—	35	(35)
Net cash used for investing activities	(2,751)	(1,236)	(1,515)

Cash flow before financing activities	$1,980	$15,384	$(13,404)

Net cash provided by operating activities decreased by $11.9 million in the first nine months of 2014 compared with the first nine months of 2013 primarily as a result of the change in working capital. The change in working capital was mainly due to a larger increase in inventory in the first nine months of 2014, a decrease in accrued payroll from increased payments in the 2014 period and the change in intercompany taxes payable compared with the 2013 comparable period. These items were partially offset by a larger decrease in accounts receivable in the first nine months of 2014 compared with the 2013 comparable period primarily due to timing. The increase in inventory purchases mainly resulted from higher expected demand in the 2014 holiday selling season.

	2014	2013	Change
Financing activities:
Net additions (reductions) to revolving credit agreement	$4,094	$(16,860)	$20,954
Net cash provided by (used for) financing activities	$4,094	$(16,860)	$20,954

The change in net cash provided by (used for) financing activities was primarily due to an increase in borrowings as HBB required more cash for working capital during the first nine months of 2014 compared with a decrease in borrowings in the first nine months of 2013.

Financing Activities

HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires in July 2019. The obligations under the HBB Facility are secured by substantially all of HBB's assets. The approximate book value of HBB's assets held as collateral under the HBB Facility was $254.3 million as of September 30, 2014. At September 30, 2014, the borrowing base under the HBB Facility was $110.5 million and borrowings outstanding under the HBB Facility were $22.8 million. At September 30, 2014, the excess availability under the HBB Facility was $87.7 million.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible accounts receivable, inventory and trademarks of the borrowers, as defined in the HBB Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the HBB Facility. A portion of the availability is denominated in Canadian dollars to provide funding to HBB's Canadian subsidiary. Borrowings bear interest at a floating rate, which can be a base rate or LIBOR, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective September 30, 2014, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.50%, respectively. The applicable margins, effective September 30, 2014, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.00% and 1.50%, respectively. The HBB Facility also required a fee of 0.25% per annum on the unused commitment. The margins under the HBB Facility are subject to quarterly adjustment based on average excess availability. The weighted average interest rate applicable to the HBB Facility at September 30, 2014 was 2.87% including the floating rate margin and the effect of interest rate swap agreements.

To reduce the exposure to changes in the market rate of interest, HBB has entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require HBB to receive a variable interest rate and pay a fixed interest rate. HBB has interest rate swaps with notional values totaling $20.0 million at September 30, 2014 at an average fixed rate of 1.4%.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to NACCO, subject to achieving availability thresholds. Dividends are discretionary to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains Excess Availability of not less than $25.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At September 30, 2014, HBB was in compliance with all financial covenants in the HBB Facility.

HBB believes funds available from cash on hand at the Company, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the HBB Facility.

Contractual Obligations, Contingent Liabilities and Commitments

In the nine months ended September 30, 2014, there were no significant changes in the total amount of HBB's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 52 in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. On July 29, 2014, HBB amended its $115.0 million secured, floating-rate revolving credit facility, extending the term through July 2019. The terms of the amended HBB Facility are similar to the terms under the previous HBB Facility.

Capital Expenditures

Expenditures for property, plant and equipment were $2.8 million for the first nine months of 2014 and are estimated to be an additional $2.1 million for the remainder of 2014. These planned capital expenditures are primarily for tooling for new products and improvements to HBB's information technology infrastructure. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

Working capital is significantly affected by the seasonality of HBB's business. The following is a discussion of the changes in HBB's capital structure at September 30, 2014 compared with both September 30, 2013 and December 31, 2013.

September 30, 2014 Compared with September 30, 2013

	SEPTEMBER 30 2014	SEPTEMBER 30 2013	Change
Cash and cash equivalents	$6,060	$1,302	$4,758
Other net tangible assets	76,099	76,616	(517)
Net assets	82,159	77,918	4,241
Total debt	(22,781)	(22,816)	35
Total equity	$59,378	$55,102	$4,276
Debt to total capitalization	28%	29%	(1)%

Other net tangible assets decreased $0.5 million from September 30, 2013 primarily due to a decrease in accounts receivable, an increase in accounts payable and a change in deferred income taxes, partially offset by an increase in inventory and a change in HBB's pension liability. The decrease in accounts receivable was primarily attributable to timing and the increase in accounts payable was mainly the result of the timing of inventory purchases. The increase in inventory was driven by higher expected demand in the 2014 holiday selling season.
September 30, 2014 Compared with December 31, 2013

	SEPTEMBER 30 2014	DECEMBER 31 2013	Change
Cash and cash equivalents	$6,060	$11	$6,049
Other net tangible assets	76,099	70,700	5,399
Net assets	82,159	70,711	11,448
Total debt	(22,781)	(18,447)	(4,334)
Total equity	$59,378	$52,264	$7,114
Debt to total capitalization	28%	26%	2%

Other net tangible assets increased $5.4 million from December 31, 2013 primarily due to an increase in inventory and a decrease in payroll-related accruals, partially offset by a decrease in accounts receivable and an increase in accounts payable during the first nine months of 2014. The changes in inventory, accounts receivable and accounts payable were attributable to the seasonality of the business.

Total debt increased $4.3 million mainly as a result of the seasonality of the business and the required funding of operations during the first nine months of 2014.

OUTLOOK

HBB's target consumer, the middle-market mass consumer, continues to struggle with financial and economic concerns. These conditions, as well as weakened consumer traffic to retail locations, are creating continued uncertainty about the strength of the retail market. As a result, sales volumes in the middle-market portion of the U.S. small kitchen appliance market in which HBB participates are projected to grow only moderately in the remainder of 2014. The Canadian retail market is expected to follow U.S. trends, while other international and commercial product markets in which HBB participates are also anticipated to grow moderately in the remainder of 2014 compared with the fourth quarter of 2013. Nevertheless, HBB expects its sales volumes to grow more favorably than the market due to increased promotions and placements of products in the fourth quarter of 2014 compared with the fourth quarter of 2013. HBB's sales volumes in the international and commercial product markets are anticipated to grow in the remainder of 2014 compared with the same period in the prior year as a result of HBB's strategic initiatives.

HBB continues to focus on strengthening its North American consumer market position through product innovation, promotions, increased placements and branding programs, together with appropriate levels of advertising for HBB's highly successful and innovative product lines. HBB expects the FlexBrewTM coffee maker, launched in late 2012, and the Hamilton Beach® Breakfast Sandwich Maker line, launched in early 2013 to continue to gain market position. In addition, during 2015, HBB expects to expand both product lines with products offering a broader range of features. HBB is continuing to introduce other innovative products and upgrades to certain products in several small appliance categories, as well as in its growing global commercial business. HBB expects the commercial business to benefit from several new products, including the FuryTM and EclipseTM high-performance blenders and the Blend-in-Cup mixer and PrimePour "cocktails-on-tap" machine. Finally, HBB's new Jamba® blenders and juicing products and Wolf Gourmet® brand products are expected to enter the market in the first half of 2015 and expand and gain market position during the remainder of 2015. These products, as well as other new product introductions in the pipeline for the fourth quarter of 2014 and for 2015, are expected to affect both revenues and operating profit positively. As a result of these new products and execution of HBB's strategic initiatives, both domestically and internationally, HBB expects an increase in revenues in the fourth quarter of 2014 compared with the fourth quarter of 2013, provided consumer spending is at expected fourth quarter levels.

Overall, HBB expects fourth quarter 2014 net income to be moderately higher than the fourth quarter of 2013, although full year 2014 net income is expected to be lower than full year 2013 as the second half improvements are not expected to offset the declines from the first half of 2014. In the near-term, the anticipated increase in sales volumes attributable to the continued implementation and execution of HBB's strategic initiatives is expected to be partially offset by the planned costs of implementing those initiatives and by increased advertising and promotional costs and outside services fees. Product and transportation costs are expected to increase modestly in the fourth quarter of 2014 compared with 2013. HBB continues to monitor both currency effects and commodity costs closely and intends to adjust product prices and product placements appropr iately in response to cost increases. HBB expects cash flow before financing activities in 2014 to be substantial but down significantly from 2013.

Revenues and net income are expected to increase in 2015 compared with 2014 due to increased product placements and sales volumes resulting from the execution of HBB's strategic initiatives, partially offset by the costs to implement these initiatives, modest increases in product and transportation costs and unfavorable foreign currency translation. Cash flow before financing activities in 2015 is expected to be slightly higher than 2014.

Longer term, HBB will work to take advantage of the potential to improve return on sales through economies of scale derived from market growth and a focus on its five strategic volume growth initiatives: (1) enhancing its placements in the North America consumer business through consumer-driven innovative products and strong sales and marketing support, (2) enhancing internet sales by providing best-in-class retailer support and increased consumer content and engagement, (3) participating in the "only-the-best" market with a strong brand and broad product line, including investing in new products to be sold under the Jamba® and Wolf Gourmet® brand names, (4) expanding internationally in the emerging Asian and Latin American markets by increasing product offerings and expanding its distribution channels and sales and marketing capabilities and (5) achieving global Commercial market leadership through a commitment to an enhanced global product line for chains and distributors serving the global food service and hospitality markets. HBB continues to make strides in the execution of its strategic initiatives and expects to continue to do so over the remainder of 2014 and in 2015.

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

FINANCIAL REVIEW

The results of operations for KC were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2014	2013	2014	2013
Revenues	$37,551	$42,618	$107,231	$120,709
Operating loss	$(1,429)	$(3,658)	$(12,198)	$(14,045)
Interest expense	$90	$87	$270	$217
Other expense, net	$16	$17	$50	$59
Net loss	$(966)	$(2,822)	$(7,656)	$(8,492)
Effective income tax rate	37.1%	25.0%	38.8%	40.7%

Third Quarter of 2014 Compared with Third Quarter of 2013

The following table identifies the components of change in revenues for the third quarter of 2014 compared with the third quarter of 2013:

Revenues
2013	$42,618
Increase (decrease) from:
Closed stores	(6,731)
KC comparable store sales	(918)
LGC comparable store sales	(572)
New store sales	3,057
Other	97
2014	$37,551

Revenues for the third quarter of 2014 decreased compared with the third quarter of 2013. The decrease was primarily the result of the loss of sales from closing unprofitable KC and LGC stores since September 30, 2013 and a decline in comparable store sales at both KC and LGC. The decrease in comparable store sales was mainly due to fewer customer visits and a decrease in the average sales transaction value at both store formats from a shift in sales mix to lower-priced but higher-margin products, as well as a reduction in store transactions at LGC store formats in the third quarter of 2014 compared with the third q uarter of 2013. These decreases were partially offset by an increase in store transactions at KC and sales at newly opened KC stores.

At September 30, 2014, KC operated 239 stores compared with 258 stores at September 30, 2013 and 272 stores at December 31, 2013. At September 30, 2014, LGC operated 14 stores compared with 36 stores at September 30, 2013 and 32 stores at December 31, 2013.

The following table identifies the components of change in operating loss for the third quarter of 2014 compared with the third quarter of 2013:

Operating Loss
2013	$(3,658)
(Increase) decrease from:
Closed stores	923
Selling, general and administrative expenses	659
Comparable stores	508
Other	85
New stores	54
2014	$(1,429)

KC recognized a decreased operating loss in the third quarter of 2014 compared with the third quarter of 2013 primarily as a result of closing unprofitable KC and LGC stores since September 30, 2013 and reduced selling, general and administrative expenses, primarily due to lower employee-related costs. In addition, comparable store operating margins improved at the KC store formats due to a shift in mix to higher-margin products, fewer promotional sales and a reduction in store expenses.

KC reported a net loss of $1.0 million in the third quarter of 2014 compared with a net loss of $2.8 million in the third quarter of 2013 primarily due to the factors affecting operating loss and a higher estimated effective income tax rate in the third quarter of 2014 compared with the third quarter of 2013 resulting in a greater tax benefit on the 2014 operating loss.

First Nine Months of 2014 Compared with First Nine Months of 2013

The following table identifies the components of change in revenues for the first nine months of 2014 compared with the first nine months of 2013:

Revenues
2013	$120,709
Increase (decrease) from:
Closed stores	(15,945)
KC comparable store sales	(3,937)
LGC comparable store sales	(1,219)
New store sales	7,277
Other	346
2014	$107,231

Revenues decreased for the first nine months of 2014 compared with the first nine months of 2013 primarily due to closing unprofitable KC and LGC stores since September 30, 2013 and a decline in comparable store sales at both KC and LGC. The decrease in comparable store sales resulted from fewer customer visits, a reduction in store transactions and a decrease in the average sales transaction value at both store formats for the first nine months of 2014 compared with the first nine months of 2013. These decreases were partially offset by sales at newly opened KC stores.

The following table identifies the components of change in operating loss for the first nine months of 2014 compared with the first nine months of 2013:

Operating Loss
2013	$(14,045)
(Increase) decrease from:
Closed stores	1,775
Selling, general and administrative expenses	1,414
Comparable stores	(865)
New stores	(433)
Other	(44)
2014	$(12,198)

KC recognized a decreased operating loss in the first nine months of 2014 compared with the first nine months of 2013 primarily as a result of closing unprofitable KC and LGC stores during the last 12 months and lower selling, general and administrative expenses, mainly from a decrease in employee-related expenses. The decrease in the operating loss was partially offset by reduced sales and unfavorable inventory adjustments at comparable stores, as well as seasonal losses at newly opened KC stores.

KC reported a net loss of $7.7 million in the first nine months of 2014 compared with a net loss of $8.5 million in the first nine months of 2013 primarily due to the factors affecting the operating loss and a lower estimated effective income tax rate in 2014 resulting in less of a tax benefit on the 2014 operating loss.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the nine months ended September 30:

	2014	2013	Change
Operating activities:
Net loss	$(7,656)	$(8,492)	$836
Depreciation and amortization	1,561	2,170	(609)
Other	(509)	300	(809)
Working capital changes	(3,303)	(17,426)	14,123
Net cash used for operating activities	(9,907)	(23,448)	13,541

Investing activities:
Expenditures for property, plant and equipment	(1,038)	(1,826)	788
Other	388	36	352
Net cash used for investing activities	(650)	(1,790)	1,140

Cash flow before financing activities	$(10,557)	$(25,238)	$14,681

Net cash used for operating activities decreased $13.5 million in the first nine months of 2014 compared with the first nine months of 2013 primarily due to the change in working capital. The change in working capital was mainly the result of a large decrease in inventory levels in the first nine months of 2014 compared with a large increase in inventory levels in the first nine months of 2013, primarily attributable to the reduction in the number of stores.

Expenditures for property, plant and equipment decreased mainly as a result of the reduction in the number of stores.

	2014	2013	Change
Financing activities:
Net additions to revolving credit agreement	$10,564	$14,704	$(4,140)
Other	(15)	(17)	2
Net cash provided by financing activities	$10,549	$14,687	$(4,138)

The change in net cash provided by financing activities was the result of a decrease in borrowings as KC required less cash for both working capital and capital expenditures during the first nine months of 2014 compared with the first nine months of 2013.

Financing Activities

KC has a $30.0 million secured revolving line of credit that expires in September 2019 (the “KC Facility”). The obligations under the KC Facility are secured by substantially all of the assets of KC. The approximate book value of KC's assets collateralized under the KC Facility was $56.9 million as of September 30, 2014.

The maximum availability under the KC Facility is derived from a borrowing base formula using KC's eligible inventory and eligible credit card accounts receivable, as defined in the KC Facility. Borrowings bear interest at a floating rate plus a margin based on the excess availability under the agreement, as defined in the KC Facility, which can be either a base rate plus a margin of 1.00% or LIBOR plus a margin of 2.00% as of September 30, 2014. The KC Facility also requires a commitment fee of 0.32% per annum on the unused commitment. The floating rate of interest applicable to the KC Facility at September 30, 2014 was 2.16% including the floating rate margin.

At September 30, 2014, the borrowing base under the KC Facility was $26.7 million and borrowings outstanding under the KC Facility were $12.0 million. At September 30, 2014, the excess availability under the KC Facility was $14.7 million.

The KC Facility allows for the payment of dividends to NACCO, subject to certain restrictions based on availability and meeting a fixed charge coverage ratio as described in the KC Facility. Dividends are limited to (i) $6.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $7.5 million after giving effect to such payment and maintaining a minimum fixed charge coverage ratio of 1.1 to 1.0, as defined in the KC Facility; (ii) $2.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $7.5 million after giving effect to such payment and (iii) in such amounts as determined by KC, so long as KC has excess availability under the KC Facility of $15.0 million after giving effect to such payment. At September 30, 2014, KC was in compliance with all financial covenants in the KC Facility.

KC believes funds available from cash on hand at KC and the Company, the KC Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the KC Facility.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2013, there have been no significant changes in the total amount of KC's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 58 in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. On September 19, 2014, KC amended its $30.0 million secured revolving line of credit, extending the term through September 2019. The terms of the amended KC Facility are similar to the terms under the previous KC Facility.

Capital Expenditures

Expenditures for property, plant and equipment were $1.0 million for the first nine months of 2014 and are estimated to be an additional $0.2 million for the remainder of 2014. These planned capital expenditures are primarily for fixtures and equipment at new or existing stores and improvements to KC's information technology infrastructure. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

Working capital is significantly affected by the seasonality of KC's business. The following is a discussion of the changes in KC's capital structure at September 30, 2014 compared with both September 30, 2013 and December 31, 2013.

September 30, 2014 Compared with September 30, 2013

	SEPTEMBER 30 2014	SEPTEMBER 30 2013	Change
Cash and cash equivalents	$773	$971	$(198)
Other net tangible assets	40,367	48,897	(8,530)
Net assets	41,140	49,868	(8,728)
Total debt	(12,024)	(14,704)	2,680
Total equity	$29,116	$35,164	$(6,048)
Debt to total capitalization	29%	29%	—%

The $8.5 million decrease in other net tangible assets at September 30, 2014 compared with September 30, 2013 was mainly due to a reduction in inventory and property, plant and equipment, partially offset by a decrease in accounts payable, all primarily from the decrease in the number of stores open at September 30, 2014 compared with September 30, 2013.

The decrease in borrowings during the first nine months of 2014 compared with the first nine months of 2013 was mainly due to the required funding of operations. Total equity decreased as a result of KC's net loss during the last 12 months.

September 30, 2014 Compared with December 31, 2013

	SEPTEMBER 30 2014	DECEMBER 31 2013	Change
Cash and cash equivalents	$773	$781	$(8)
Other net tangible assets	40,367	37,451	2,916
Net assets	41,140	38,232	2,908
Total debt	(12,024)	(1,460)	(10,564)
Total equity	$29,116	$36,772	$(7,656)
Debt to total capitalization	29%	4%	25%

Other net tangible assets increased $2.9 million at September 30, 2014 compared with December 31, 2013 primarily from decreases in accounts payable, sales tax payable and accrued payroll partially offset by a decrease in inventory, all due to the seasonality of the business.

Total debt increased as a result of the seasonality of the business and the required funding of operations during the first nine months of 2014. Total equity decreased as a result of KC's net loss during the first nine months of 2014.

OUTLOOK

Consumer traffic to all mall locations, and particularly outlet malls, remained weak in the third quarter of 2014 and prospects for the remainder of 2014 and 2015 remain uncertain. The trend of fewer households being established appears to be continuing and the middle-market consumer remains under pressure as a result of financial and economic concerns. These concerns are expected to continue to dampen consumer sentiment and limit consumer spending levels for KC's target customer over the remainder of 2014 and in 2015. KC expects to continue to refine its business plan on the assumption of continued market softness. In this context, KC closed 62 stores in the first nine months of 2014 and only opened five new stores as part of a program to close underperforming stores and realign the business around core stores which perform with acceptable profitability. KC also expects to maintain a lower number of stores during 2015 compared with 2014 as a result of closing a number of additional stores during the first quarter of 2015. As a result, KC expects revenues in the fourth quarter of 2014 and in 2015 to decrease substantially compared with the comparable prior year periods. However, KC believes it is well-positioned to take advantage of any market rebound.

Overall, KC expects a substantial increase in fourth quarter 2014 net income compared with the fourth quarter of 2013. This improvement is expected primarily due to the closure of stores with operating losses and reduced operating expenses at both the stores and headquarters resulting from KC's business realignment and cost reduction programs implemented during the first half of 2014, as well as the absence of charges totaling $2.0 million pre-tax recorded in 2013 related to the 2014 store closures and business realignment. In addition, during the first quarter of 2014, KC executed revisions to its store layouts designed to focus customers on higher-margin products. These changes appear to be taking hold as margins have improved since late in the first quarter of 2014 and are expected to continue to improve during the remainder of 2014 and in 2015. These improvements, while positive, are not expected to offset the losses from the first nine months of the year. As a result, KC expects a loss for the 2014 full year. The net effect of closing additional stores early in 2015 and the anticipated opening of new stores during the second half of 2015, as well as the ongoing evaluation of KC's expense structure, is expected to contribute to improved results of near break-even in 2015. KC expects to generate positive cash flow before financing activities in 2014 compared with negative cash flow before financing activities in 2013 and to continue to improve in 2015 compared with 2014.

Longer term, KC plans to focus on comparable store sales growth around a solid core store portfolio. KC expects to accomplish this by enhancing sales volume and profitability through continued refinement of its formats and ongoing review of specific product offerings, merchandise mix, store displays and appearance, while improving inventory efficiency and store inventory controls. Increasing sales of higher-margin products will continue to be a key focus. KC will also continue to evaluate and, as lease contracts permit, close or restructure leases for underperforming and loss-generating stores. In the near term, KC expects to add stores cautiously and focus its growth on its core Kitchen Collection® stores, with new stores expected to be located in sound positions in strong outlet malls.

NACCO AND OTHER

NACCO and Other includes the parent company operations and Bellaire.

FINANCIAL REVIEW

Operating Results

The results of operations at NACCO and Other were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2014	2013	2014	2013
Revenues	$—	$—	$—	$—
Operating loss	$(1,073)	$(1,155)	$(4,429)	$(4,690)
Other expense	$216	$185	$765	$851
Net loss	$(906)	$(1,137)	$(3,776)	$(4,188)

Third Quarter of 2014 Compared with Third Quarter of 2013 and First Nine Months of 2014 Compared with First Nine Months of 2013

The decrease in the operating loss in the third quarter of 2014 compared with the third quarter of 2013 was primarily due to an increase in management fees charged to the subsidiaries partially offset by an increase in employee-related costs.

The decrease in the operating loss in the first nine months of 2014 compared with the first nine months of 2013 was primarily due to an increase in management fees charged to the subsidiaries and a reduction in professional fees partially offset by a $1.1 million charge for the correction of an error recorded during the first nine months of 2014. During the second quarter of 2014, the Company detected a prior period accounting error and recorded the $1.1 million charge included in Selling, general and administrative expenses in NACCO and Other related to an increase in the estimated liability for certain frozen deferred compensation plans. See Note 11 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for further discussion of this error.

The change in net loss for both the three and nine months ended September 30, 2014 compared with the 2013 comparable periods was primarily due to the factors affecting operating loss.

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

Following are the parent company management fees included in each subsidiary's selling, general and administrative expenses for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2014	2013	2014	2013
NACoal	$1,104	$739	$3,103	$2,219
HBB	$914	$824	$2,742	$2,471
KC	$65	$62	$195	$187

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

Capital Structure

NACCO's consolidated capital structure is presented below:

	SEPTEMBER 30 2014	DECEMBER 31 2013	Change
Cash and cash equivalents	$50,598	$95,390	$(44,792)
Other net tangible assets	392,837	341,230	51,607
Coal supply agreement and other intangibles, net	57,017	59,685	(2,668)
Net assets	500,452	496,305	4,147
Total debt	(216,649)	(183,750)	(32,899)
Bellaire closed mine obligations, net of tax	(14,561)	(14,775)	214
Total equity	$269,242	$297,780	$(28,538)
Debt to total capitalization	45%	38%	7%

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

NACoal: (1) changes in tax laws or regulatory requirements, including changes in mining or power plant emission regulations and health, safety or environmental legislation, (2) changes in the demand for and market prices of metallurgical and steam coal produced at the Reed Minerals operations, (3) changes in costs related to geological conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (4) regulatory actions, changes in mining permit requirements or delays in obtaining mining permits that could affect deliveries to customers, (5) weather conditions, extended power plant outages or other events that would change the level of customers' coal or limerock requirements, which would have an adverse effect on results of operations, (6) weather or equipment problems that could affect deliveries to customers, (7) changes in the power industry that would affect demand for NACoal's reserves, (8) changes in the costs to reclaim current NACoal mining areas, (9) costs to pursue and develop new mining opportunities, (10) changes or termination of a long-term mining contract, or a customer default under a contract and (11) increased competition, including consolidation within the industry.

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

The fair value of the Company's interest rate swap agreements was a net asset of $0.5 million at September 30, 2014. A hypothetical 10% change in interest rates would not cause a material change in the fair value of the interest rate swap agreements at September 30, 2014 and assuming no changes in the Company's financial structure as it stands, would not have a material effect on annual interest expense.

FOREIGN CURRENCY EXCHANGE RATE RISK
HBB operates internationally and enters into transactions denominated in foreign currencies, principally the Canadian dollar, the Mexican peso and, to a lesser extent, the Chinese yuan and Brazilian real. As such, its financial results are subject to the variability that arises from exchange rate movements. The fluctuation in the value of the U.S. Dollar against other currencies affects the reported amounts of revenues, expenses, assets and liabilities. The potential impact of currency fluctuation increases as international expansion increases.
HBB uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts generally mature within twelve months and require HBB to buy or sell the functional currency in which the applicable subsidiary operates and buy or sell U.S. dollars at rates agreed to at the inception of the contracts. The fair value of these contracts was a net asset of $0.2 million at September 30, 2014.

For purposes of risk analysis, the Company uses sensitivity analyses to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. Assuming a hypothetical 10% weakening of the U.S. dollar compared with other foreign currencies at September 30, 2014, the fair value of foreign currency-sensitive financial instruments, which primarily represent forward foreign currency exchange contracts, would not cause a material change in the fair value of the contracts at September 30, 2014. It is important to note that the change in fair value indicated in this sensitivity analysis would be somewhat offset by changes in the fair value of the underlying receivables and payables, which would not be material.

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

Changes in internal control over financial reporting: During the third quarter of 2014, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
None.

Item 1A    Risk Factors
The specific risk factor set forth below was included within risk factors in the Company's Annual Report on
Form 10-K and has been updated to provide information as of September 30, 2014.  There have been no other material changes to the risk factors for HBB, KC, NACoal or General from the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (1)
Month #1 (July 1 to 31, 2014)	72,467	$51.77	72,467	$41,085,506
Month #2 (August 1 to 31, 2014)	69,802	$52.95	69,802	$37,389,418
Month #3 (September 1 to 30, 2014)	92,925	$51.11	92,925	$32,639,949
Total	235,194	$51.86	235,194	$32,639,949

(1)
On November 12, 2013, the Company's Board of Directors approved a stock repurchase program (the "2013 Stock Repurchase Program") providing for the purchase of up to $60 million of the Company's Class A Common Stock outstanding through December 31, 2015. The timing and amount of any repurchases under the 2013 Stock Repurchase Program are determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives and market conditions for the Company's Class A Common Stock. The 2013 Stock Repurchase Program does not require the Company to acquire any specific number of shares. It may be modified, suspended, extended or terminated by the Company at any time without prior notice and may be executed through open market purchases, privately negotiated transactions or otherwise. All or part of the repurchases under the 2013 Stock Repurchase Program may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so. As of September 30, 2014, the Company repurchased $27.4 million of Class A Common Stock under the 2013 Stock Repurchase Program.

Item 3    Defaults Upon Senior Securities
None.

Item 4    Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 filed with this Quarterly Report on Form 10-Q for the period ended September 30, 2014.

Item 5    Other Information
None.

Item 6    Exhibits
Incorporated by reference to the Exhibit Index on page 42 of this Quarterly Report on Form 10-Q for the period ended September 30, 2014.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NACCO Industries, Inc. (Registrant)
Date:	October 29, 2014	/s/ Elizabeth I. Loveman
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