Form 10-K
period 2014-12-31
NACCO INDUSTRIES INC
filed 2015-03-09
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
     YES ☐    NO ☑
Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of June 30, 2014 (the last business day of the registrant's most recently completed second fiscal quarter): $255,895,939
Number of shares of Class A Common Stock outstanding at February 27, 2015: 5,610,926
Number of shares of Class B Common Stock outstanding at February 27, 2015: 1,572,847
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2015 annual meeting of stockholders are incorporated herein by reference in Part III of this Form 10-K.

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
(b)Hamilton Beach Brands. The Company’s wholly owned subsidiary, Hamilton Beach Brands, Inc. (“HBB”), is a leading designer, marketer and distributor of small electric household and specialty housewares appliances, as well as commercial products for restaurants, bars and hotels.
(c)Kitchen Collection. The Company’s wholly owned subsidiary, The Kitchen Collection, LLC (“KC”), is a national specialty retailer of kitchenware in outlet and traditional malls throughout the United States.
Additional information relating to financial and operating data on a segment basis (including NACCO and Other) and by geographic region is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II of this Form 10-K and in Note 17 to the Consolidated Financial Statements contained in this Form 10-K.
NACCO was incorporated as a Delaware corporation in 1986 in connection with the formation of a holding company structure for a predecessor corporation organized in 1913. As of December 31, 2014, the Company and its subsidiaries had approximately 4,000 employees, including approximately 1,350 employees at the Company’s unconsolidated mines.
The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports available, free of charge, through its website, www.nacco.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).
Significant Events

During the fourth quarter of 2014, NACoal determined that indicators of impairment existed at its Reed Minerals mining operations and, as a result, reviewed Reed Minerals' long-lived assets for impairment. NACoal recorded a non-cash, asset impairment charge of $105.1 million in 2014 for Reed Minerals' long-lived asset group.

During 2014, NACoal recognized a gain of $3.5 million from the sale of assets to Mississippi Power Company and an unrelated gain of $2.2 million from the sale of land.

During 2014, HBB completed the acquisition of Weston Products, LLC, which HBB refers to as Weston Brands, in exchange for cash consideration of $25.4 million, of which $25.0 million was paid at closing. As a result of the 2014 Weston Brands acquisition, HBB now markets a range of game and garden food processing equipment including, but not limited to, meat grinders, bag sealers, dehydrators and meat slicers under the Weston® brand as well as several private label brands. The results of Weston Brands operations have been included in the Company's Consolidated Financial Statements since December 16, 2014.

During 2013, HBB entered the "only-the-best" market through a licensing agreement with Jamba Juice Company. HBB will begin selling Jamba® branded products in 2015. Also during 2013, HBB entered into a licensing agreement with Sub-Zero Group, Inc. and will begin selling Wolf Gourmet® branded counter top appliances and kitchen tools in 2015.

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

On August 31, 2012, NACoal acquired Reed Minerals, which is based in Jasper, Alabama and is involved in the mining of steam and metallurgical coal. The results of Reed Minerals operations have been included in the Company's Consolidated Financial Statements since August 31, 2012.

During 2012, NACoal recognized a gain of $3.5 million from the sale of land and a $3.3 million gain for the sale of a dragline.

As of December 31, 2014, NACCO has repurchased 680,013 shares for an aggregate purchase price of $36.0 million, including $35.1 million of stock purchased during 2014, as part of the stock repurchase program the Company announced in November 2013, which permits the repurchase of up to $60 million of the Company's outstanding Class A common stock. Under a previous stock repurchase program which ran from November 2011 to November 2013, the Company repurchased approximately 624,000 shares of Class A common stock for an aggregate purchase price of $35.6 million.

A. North American Coal
General
NACoal mines and markets steam and metallurgical coal for use in power generation and steel production and provides selected value-added mining services for other natural resources companies. Coal is surface mined from NACoal's developed mines in North Dakota, Texas, Mississippi, Louisiana and Alabama. Total coal reserves approximate 2.0 billion tons (including the unconsolidated mining operations) with approximately 1.1 billion tons committed to customers pursuant to long-term contracts. NACoal has two consolidated mining operations: Mississippi Lignite Mining Company (“MLMC”) and Reed Minerals, Inc. ("Reed Minerals"). NACoal also provides dragline mining services for independently owned limerock quarries in Florida. NACoal has the following wholly owned unconsolidated subsidiaries: The Coteau Properties Company (“Coteau”), The Falkirk Mining Company (“Falkirk”), The Sabine Mining Company (“Sabine”), Demery Resources Company, LLC (“Demery”), Caddo Creek Resources Company, LLC (“Caddo Creek”), Coyote Creek Mining Company, LLC (“Coyote Creek”), Camino Real Fuels, LLC (“Camino Real”), Liberty Fuels Company, LLC (“Liberty”) and NoDak Energy Services, LLC ("NoDak").

The unconsolidated subsidiaries, with the exception of NoDak, were formed to develop, construct and operate surface coal mines under long-term contracts and are capitalized primarily with debt financing provided by or supported by their respective customers, and without recourse to NACCO and NACoal. Coteau, Falkirk, Sabine, Liberty and Coyote supply lignite coal for power generation. Demery and Caddo Creek supply lignite coal for the production of activated carbon. Camino Real supplies sub-bituminous coal for power generation. NoDak operates and maintains a coal processing facility.

Coteau, Falkirk and Sabine were developed between 1974 and 1981. Demery commenced delivering coal to its customer in 2012 and full production levels are expected to be reached in 2016. Liberty commenced production in 2013 but did not deliver any coal in 2014. Production levels are expected to increase gradually beginning in 2015 to full production of approximately 4.3 million tons of coal annually beginning in 2020. Construction of the Kemper County Energy Facility adjacent to Liberty is still ongoing, which may affect the pace of the increase in deliveries. Caddo Creek commenced delivering coal in late 2014. Camino Real expects initial deliveries in the second half of 2015, and expects to mine approximately 2.5 million to 3.0 million tons of coal annually when at full production. Coyote Creek received its mining permit in October 2014 and is developing a mine in Mercer County, North Dakota, from which it expects to deliver approximately 2.5 million tons of coal annually beginning in mid-2016.

The contracts with the customers of the unconsolidated subsidiaries provide for reimbursement to the company at a price based on actual costs plus an agreed pre-tax profit per ton of coal sold or actual costs plus a management fee.
At December 31, 2014, NACoal's operating mines consisted both of mines where the reserves were acquired (whether in fee or through leases) and developed by NACoal, as well as mines where reserves are owned or leased by the customers of the mines and developed by NACoal. It is currently contemplated that the reported reserves will be mined within the term of the majority of the leases for each of the mines. In the future, if any of the leases are projected to expire before mining operations can commence, it is currently expected that each such lease would be amended to extend the term or new leases would be negotiated. NACoal expects coal mined pursuant to these leases will be available to meet production requirements.

The majority of NACoal's revenue is generated from its consolidated mining operations and dragline mining services. MLMC's customer, Choctaw Generation Limited Partnership until February 28, 2013 and KMRC RH, LLC subsequent to February 28, 2013, accounted for approximately 39%, 42% and 56% of NACoal's revenues for the years ended December 31, 2014, 2013 and 2012, respectively. Reed Minerals' largest customer, Alabama Coal Cooperative ("ACC"), accounted for approximately 27% of NACoal's revenues for the years ended December 31, 2014 and 2013. The results of Reed Minerals operations have been included in the Company's consolidated financial statements since August 31, 2012.

North American Coal Corporation India Private Limited (“NACC India”) was formed to provide technical business advisory services to the third-party owner of a coal mine in India.  During 2014, NACC India's customer defaulted on its contractual payment obligations and, as a result of this default, NACC India has terminated its contract with the customer and is pursuing contractual remedies.
Sales, Marketing and Operations
The principal coal customers of NACoal are electric utilities, an independent power provider, a coal cooperative and a synfuels plant. Reed Minerals also sells coal to coke processing plants, cement plants and coal brokers in Alabama. The distribution of coal sales, including sales from the unconsolidated mines, in the last five years has been as follows:

	Distribution
	Synfuels Plant	Other
2014	20%	80%
2013	19%	81%
2012	21%	79%
2011	22%	78%
2010	18%	82%
The total coal severed by mine (in millions of tons) for the three years ended December 31 and the weighted average prices per ton delivered for the three years ended December 31 are as follows:

	2014	2013	2012
Unconsolidated Mines
Freedom — The Coteau Properties Company	14.4	13.8	13.0
Falkirk — The Falkirk Mining Company	8.0	7.7	7.9
South Hallsville No. 1 — The Sabine Mining Company	4.4	3.9	4.2
Other	1.0	0.3	0.1
Consolidated Mines
Red Hills — Mississippi Lignite Mining Company	2.9	3.3	3.0
Reed Minerals (1)	0.9	0.9	0.3
Total tons severed	31.6	29.9	28.5
Price per ton delivered	$23.75	$24.32	$22.60

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

The location, mine type, reserve data, coal quality characteristics, sales tonnage and contract expiration date for the mines operated by NACoal were as follows:

COAL MINING OPERATIONS ON AN “AS RECEIVED” BASIS

		2014						2013
		Proven and Probable Reserves (a)(b)
		Committed Under Contract	Uncommitted	Total	Tons Delivered (Millions)	Owned Reserves (%)	Leased Reserves (%)	Total Committed and Uncommitted (Millions of Tons)	Tons Delivered (Millions)	Contract Expires
Mine/Reserve	Type of Mine	(Millions of Tons)
Unconsolidated Mines
Freedom Mine (c)	Surface Lignite	495.7	—	495.7	14.3	2%	98%	512.4	13.8	2022	(d)
Falkirk Mine (c)	Surface Lignite	399.1	—	399.1	7.8	1%	99%	407.7	7.7	2045
South Hallsville No. 1 Mine (c)	Surface Lignite	(e)	(e)	(e)	4.5	(e)	(e)	(e)	4.3	2035
Five Forks Mine (c)	Surface Lignite	(e)	(e)	(e)	0.1	(e)	(e)	(e)	0.1	2030
Marshall Mine (c)	Surface Lignite	(e)	(e)	(e)	(f)	(e)	(e)	(e)	(f)	2043
Eagle Pass Mine (c)	Surface Sub-bituminous	(e)	(e)	(e)	(g)	(e)	(e)	(e)	(g)	2018
Liberty Mine (c)	Surface Lignite	(e)	(e)	(e)	(h)	(e)	(e)	(e)	(h)	2055	(i)
Coyote Creek Mine (c)	Surface Lignite	78.9	—	78.9	(j)	0%	100%	55.1	(j)	2040
Consolidated Mines
Reed Minerals Mines	Surface Bituminous	7.5	57.1	64.6	0.9	27%	73%	52.6	0.8	(k)
Red Hills Mine	Surface Lignite	120.6	115.9	236.5	2.6	32%	68%	240.4	3.2	2032
Total Developed		1,101.8	173.0	1,274.8	30.2			1,268.2	29.9
Undeveloped Mines
North Dakota		—	287.3	287.3	—	0%	100%	474.2	—
Texas		—	225.6	225.6	—	54%	46%	225.6	—
Eastern (l)		—	28.7	28.7	—	100%	0%	28.7	—
Mississippi		—	187.8	187.8	—	0%	100%	187.8	—
Total Undeveloped		—	729.4	729.4	—			916.3	—
Total Developed/Undeveloped		1,101.8	902.4	2,004.2				2,184.5

					Average Coal Quality (As received)
Mine/Reserve	Type of Mine	Coal Formation or Coal Seam(s)	Average Seam Thickness (feet)	Average Depth (feet)	BTUs/lb	Sulfur (%)	Ash (%)	Moisture (%)
Unconsolidated Mines
Freedom Mine (c)	Surface Lignite	Beulah-Zap Seam	18	130	6,700	0.90%	9%	36%
Falkirk Mine (c)	Surface Lignite	Hagel A&B, Tavis Creek Seams	8	90	6,200	0.62%	11%	38%
South Hallsville No. 1 Mine (c)	Surface Lignite	(e)	(e)	(e)	(e)	(e)	(e)	(e)
Five Forks Mine (c)	Surface Lignite	(e)	(e)	(e)	(e)	(e)	(e)	(e)
Marshall Mine (c)	Surface Lignite	(e)	(e)	(e)	(e)	(e)	(e)	(e)
Eagle Pass Mine (c)	Surface Sub-bituminous	(e)	(e)	(e)	(e)	(e)	(e)	(e)
Liberty Mine (c)	Surface Lignite	(e)	(e)	(e)	(e)	(e)	(e)	(e)
Coyote Creek Mine (c)	Surface Lignite	Beulah-Zap Seam	10	95	6,900	0.98%	8%	36%
Consolidated Mines
Reed Minerals Mines	Surface Bituminous	Black Creek, C1, C2, C3, New Castle, Mary Lee, Jefferson, American, Nickel Plate, Pratt Seams	1.75	178	13,226	2.00%	10%	4%
Red Hills Mine	Surface Lignite	C, D, E, F, G, H Seams	3.6	150	5,200	0.60%	14%	43%
Undeveloped Mines
North Dakota	—	Fort Union Formation	13	130	6,500	0.8%	8%	38%
Texas	—	Wilcox Formation	5	120	6,800	1.0%	16%	30%
Eastern (l)	—	Freeport & Kittanning Seams	4	400	12,070	3.3%	12%	3%
Mississippi	—	Wilcox Formation	5	130	5,200	0.6%	13%	44%

(a)
Committed and uncommitted tons represent in-place estimates. The projected extraction loss is approximately 10% of the proven and probable reserves, except with respect to the Eastern Undeveloped Mines, in which case the projected extraction loss is approximately 30% of the proven and probable reserves.

(b)
NACoal’s reserve estimates are generally based on the entire drill hole database for each reserve, which was used to develop a geologic computer model using a 200 foot grid and inverse distance to the second power as an interpolator for all of NACoal's reserves, except for the reserves of Reed Minerals where a 50 foot grid was used. As such, all reserves are considered proven (measured) within NACoal’s reserve estimate. None of NACoal’s coal reserves have been reviewed by independent experts.

(c)	The contracts for these mines require the customer to cover the cost of the ongoing replacement and upkeep of the plant and equipment of the mine.

(d)	Although the term of the existing coal sales agreement terminates in 2022, the term may be extended for three additional periods of five years, or until 2037, at the option of Coteau.

(e)	The reserves are owned and controlled by the customer and, therefore, have not been listed in the table.

(f)	The contract for development of this mine was executed during 2009, and less than 0.1 million tons were sold in 2014. No sales occurred during 2013.

(g)	The contract for development of this mine was executed during 2009, and no sales occurred during 2014 or 2013.

(h)	The contract for development of this mine was executed during 2010, and no sales occurred during 2014 or 2013.

(i)	The term of this contract is 40 years, commencing on the date of commercial deliveries, which is anticipated to occur during 2015.

(j)	The contract for development of this mine was executed during 2012, and no sales occurred during 2014 or 2013.

(k)	The majority of the coal produced is sold to a single customer under contract until 2020. The remaining coal generally is sold to customers under one and two year contracts.

(l)
The proven and probable reserves included in the table do not include coal that is leased to others. NACoal had 105.2 million tons and 78.7 million tons in 2014 and 2013, respectively, of Eastern Undeveloped Mines with leased coal committed under contract.

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
The Falkirk Mine generally produces between 7 million and 9 million tons of lignite coal annually primarily for the Coal Creek Station, an electric power generating station owned by Great River Energy. Commencing in the second half of 2014, Falkirk began delivering coal to Spiritwood Station, another electric power generating station owned by Great River Energy. Annual deliveries to Spiritwood Station are expected to average approximately 500,000 tons. The mine started delivering coal in 1978.
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
Five Forks Mine — Demery Resources Company, LLC
The Five Forks Mine, operated by Demery, is located approximately three miles north of Creston, Louisiana on State Highway 153. Access to the Five Forks Mine is by means of a gravel road. Demery commenced delivering coal to its customer in 2012 and is expected to reach full production levels in 2016. Demery has no title, claim, lease or option to acquire any of the reserves at the Five Forks Mine. Demery's customer, Five Forks Mining, LLC, controls all of the reserves within the Five Forks Mine.

Marshall Mine — Caddo Creek Resources Company, LLC
The Marshall Mine, operated by Caddo Creek, commenced production in late 2014 and is located approximately ten miles south of Marshall, Texas on FM-1186. Access to the Marshall Mine will be by means of a paved road. Caddo Creek has no title, claim, lease or option to acquire any of the reserves at the Marshall Mine. Marshall Mine, LLC controls all of the reserves within the Marshall Mine.
Eagle Pass Mine — Camino Real Fuels, LLC

The Eagle Pass Mine, operated by Camino Real, is in the development stage and is located approximately six miles north of Eagle Pass, Texas on State Highway 1588. Access to the Eagle Pass Mine is by means of a paved road. Camino Real has no title, claim, lease or option to acquire any of the reserves at the Eagle Pass Mine. Dos Republicas Coal Partnership controls all of the reserves within the Eagle Pass Mine.
Liberty Mine — Liberty Fuels Company, LLC

The Liberty Mine, operated by Liberty, is located approximately 20 miles north of Meridian, Mississippi off State Highway 493. Liberty commenced production in 2013 and is expected to increase production levels gradually with expected full production levels reached in 2020. Liberty has no title, claim, lease or option to acquire any of the reserves at the Liberty Mine. Mississippi Power Company controls all of the reserves within the Liberty Mine.
Coyote Creek Mine - Coyote Creek Mining Company, LLC

The Coyote Creek Mine, to be operated by Coyote Creek, is in the development stage and is located approximately 70 miles northwest of Bismarck, North Dakota. The main entrance to the Coyote Creek Mine is accessed by means of a four-mile graveled road extending west off of State Highway 49. Coyote Creek holds a sublease to 73 leases granting the right to mine approximately 5,777 acres of coal interests and the right to utilize approximately 13,408 acres of surface interests. In addition, Coyote Creek Mine owns in fee 160 acres of surface interests and has four easements to conduct coal mining operations on approximately 345 acres. Substantially all of these leases were acquired during the years 2010 through 2012 and have lease terms for a period sufficient to meet Coyote Creek's contractual production requirements.

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
Consolidated Mines
Reed Minerals Mines
Reed Minerals' operating mines are located about 12 miles east and southeast of the city of Jasper in Walker County, Alabama, about 20 miles southeast of the city of Jasper in Jefferson County, Alabama, and about 15 miles northwest of the City of Jasper in Winston County, Alabama. The main entrances to the Walker County, Alabama operating mines are accessed by means of a half-mile graveled road extending south off Sipsey Road and a half-mile graveled road extending west off Cordova Gorgas Road. The main entrance to the Jefferson County, Alabama operating mine is accessed by means of a three-mile paved section of Porter Road extending south off Snowville - Brent Road. The main entrance to the Winston County, Alabama operating mine is accessed by means of a quarter-mile gravel road extending west off County Road 21. The reserves within the Reed Minerals operating mines are controlled by Reed Minerals. The Reed Minerals operating mines produce about 900,000 tons per year, which are sold to several customers in Alabama.
Reed Minerals owns in fee approximately 5,339 acres of coal interests and approximately 2,397 acres of surface interests. Reed Minerals holds leases granting the right to mine approximately 14,438 acres of coal interests and the right to utilize approximately

15,057 acres of surface interests. The majority of the leases held by Reed Minerals were originally acquired between 2000 and 2010 with terms that can be extended by the continuation of mining operations.
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
Access to the White Rock Quarry is by means of a paved road from 122nd Avenue and access to the Krome Quarry is by means of a paved road from Krome Avenue. Access to the FEC Quarry is by means of a paved road from NW 118th Avenue and access to the Alico Quarry is by means of a paved road from Alico Road. Access to the SCL Quarry is by means of a paved road from NW 137th Avenue and access to the Card Sound Quarry is by means of a paved road from SW 408th Street. Florida Dragline Operations have no title, claim, lease or option to acquire any of the reserves at the White Rock Quarry (North and South), the FEC Quarry, the Krome Quarry, the SCL Quarry or the Alico Quarry.

North American Coal Royalty Company
No operating mines currently exist on the undeveloped reserves in North Dakota, Texas and Mississippi. North American Coal Royalty Company does receive certain royalty payments from third parties for production or advance royalty payments for oil and gas, as well as for coal reserves located in Alabama, Ohio, Pennsylvania, North Dakota, Louisiana and Texas.
General Information about the Mines
Leases. The leases held by Coteau, Falkirk, Coyote Creek and MLMC have a variety of continuation provisions, but generally permit the leases to be continued beyond their fixed terms. Under the terms of the leases held by these subsidiaries, each respective subsidiary expects that coal mined pursuant to its leases will be available to meet its production requirements. Reed Minerals holds the mining rights to the reserves within its mines through fee ownership, and leases and licenses from the coal and surface owners.
Previous Operators. There were no previous operators of the Freedom Mine, Falkirk Mine, South Hallsville No. 1 Mine, Five Forks Mine, Marshall Mine, Eagle Pass Mine, Liberty Mine, Coyote Creek Mine or Red Hills Mine. Reed Minerals operates mines adjacent to and under which third-party surface and underground mine operators may have operated in the past.
Exploration and Development. The Freedom Mine, Falkirk Mine, South Hallsville No. 1 Mine, Red Hills Mine and the Reed Minerals operating mines are well past the exploration stage and are in production. Additional pit development is under way at each mine. Drilling programs are routinely conducted for the purpose of refining guidance related to ongoing operations. For example, at the Red Hills Mine, the lignite coal reserve has been defined by a drilling program that is designed to provide 500-foot spaced drill holes for areas anticipated to be mined within six years of the current pit. Drilling beyond the six-year horizon ranges from 1,000 to 2,000-foot centers. Drilling is conducted every other year to stay current with the advance of mining operations. Geological evaluation is in process at all locations.
Facilities and Equipment. The facilities and equipment for each of the mines are maintained to allow for safe and efficient operation. The equipment is well maintained, in good physical condition and is either updated or replaced periodically with newer models or upgrades available to keep up with modern technology. As equipment wears out, the mines evaluate what replacement option will be the most cost-efficient, including the evaluation of both new and used equipment, and proceed with that replacement. The majority of electrical power for the draglines, shovels, coal crushers, coal conveyors and facilities generally is provided by the power generation customer for the applicable mine. Electrical power for the Sabine facilities is provided by Upshur Rural Electric Co-op. Electrical power for the Sabine draglines is provided by the Pirkey Power Plant. Electrical power for a Reed Minerals dragline placed in service in 2014 is provided by Alabama Power Company ("APC"). The remainder of the equipment generally is powered by diesel or gasoline.

The total cost of the property, plant and equipment, net of applicable accumulated amortization, depreciation and impairment as of December 31, 2014 is set forth in the chart below:

Mine	Total Historical Cost of Mine Property, Plant and Equipment (excluding Coal Land, Real Estate and Construction in Progress), Net of Applicable Accumulated Amortization, Depreciation and Impairment
(in millions)
Unconsolidated Mining Operations
Freedom Mine — The Coteau Properties Company	$150.6
Falkirk Mine — The Falkirk Mining Company	$94.0
South Hallsville No. 1 Mine — The Sabine Mining Company	$179.8
Five Forks Mine — Demery Resources Company, LLC	$—
Marshall Mine — Caddo Creek Resources Company, LLC	$—
Eagle Pass Mine — Camino Real Fuels, LLC	$—
Liberty Mine — Liberty Fuels Company, LLC	$19.5
Coyote Creek Mine — Coyote Creek Mining Company, LLC	$50.3
Consolidated Mining Operations
Red Hills Mine — Mississippi Lignite Mining Company	$44.5
Reed Minerals — Reed Minerals, Inc. and C&H Mining Company, Inc. (a)	$35.8
Florida Dragline Operations — The North American Coal Corporation	$2.4
(a) Reflects a reduction in property, plant and equipment as a result of the Reed Minerals non-cash, long-lived asset impairment charge recorded during the fourth quarter of 2014. See Note 5, Note 6 and Note 10 to the Consolidated Financial Statements for further discussion of the long-lived asset impairment charge.
Predominantly all of Demery, Caddo Creek, Camino Real and Liberty's machinery and equipment is owned by NACoal’s customers. A substantial portion of MLMC’s and Reed Minerals' machinery, trucks and equipment is rented under operating leases and one of Reed Minerals' draglines is under a capital lease. All other draglines were purchased used and have been or are expected to be updated with the latest technology.
Government Regulation
NACoal’s coal mining operations and dragline mining services are subject to various federal, state and local laws and regulations on matters such as employee health and safety, and certain environmental laws relating to, among others, the reclamation and restoration of properties after mining operations, air pollution, water pollution, the disposal of wastes and effects on groundwater. In addition, the electric power generation industry is subject to extensive regulation regarding the environmental impact of its power generation activities that could affect demand for coal from NACoal’s coal mining operations.
Numerous governmental permits and approvals are required for coal mining operations. NACoal or one of its subsidiaries holds or will hold the necessary permits at all of NACoal’s coal mining operations except Demery, Caddo Creek and Camino Real, where NACoal’s customers hold or will hold the permits, and Reed Minerals, where a coal reserve owner and a contract miner hold certain permits. The Company believes, based upon present information provided to it by these third-party mine permit holders, that these third parties have or will have all permits necessary for NACoal to operate Reed Minerals, Caddo Creek, Demery and Camino Real; however, the Company cannot be certain that these third parties will be able to obtain and/or maintain all such permits in the future.
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
SMCRA stipulates compliance with many other major environmental programs, including the CAA and Clean Water Act. The U.S. Army Corps of Engineers regulates activities affecting navigable waters, and the U.S. Bureau of Alcohol, Tobacco and Firearms regulates the use of explosives for blasting. In addition, the U.S. Environmental Protection Agency (the “EPA”), the U.S. Army Corps of Engineers and the Federal Office of Surface Mining are engaged in a series of rulemakings and other administrative actions under the Clean Water Act and other statutes that are directed at reducing the impact of coal mining operations on water bodies. Currently, these initiatives are primarily with respect to mining operations in the Appalachian region, especially on mountaintops.
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
States are required to submit to the EPA revisions to their state implementation plans ("SIPs") that demonstrate the manner in which the states will attain national ambient air quality standards ("NAAQS") every time a NAAQS is issued or revised by the EPA. The EPA has adopted NAAQS for several pollutants, which it continues to periodically review for revisions. When the EPA adopts new, more stringent NAAQS for a pollutant, some states have to change their existing SIPs. If a state fails to revise its SIP and obtain EPA approval, the EPA may adopt regulations to effect the revision. Coal mining operations and coal-fired power plants that emit particulate matter or other specified material are, therefore, affected by changes in the SIPs. Through this process over the last few years, the EPA has reduced the NAAQS for particulate matter, ozone, and nitrogen oxides. NACoal’s coal mining operations and power generation customers may be directly affected when the revisions to the SIPs are made and incorporate new NAAQS for sulfur dioxide, nitrogen oxides, ozone and particulate matter. In response to a court remand of earlier rules to control the regional dispersion of sulfur dioxide and nitrogen oxides from coal-fired power plants and their impacts of downwind NAAQS areas, in mid-2011, the EPA finalized the Cross-State Air Pollution Rule ("CSAPR") to address interstate transport of pollutants. This affects states in the eastern half of the U.S. and Texas. This rule imposes additional emission restrictions on coal-fired power plants to attain ozone and fine particulate NAAQS. On August 21, 2012, the U.S. Court of Appeals stuck down the CSAPR rule, effectively eliminating the new additional emission restrictions. The EPA subsequently appealed to the U.S. Supreme Court, which overturned the lower court ruling on April 29, 2014. EPA began implementation of the rule January 1, 2015. Some questions regarding the rule remain unresolved and additional litigation is pending.
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
The EPA promulgated a regional haze program designed to protect and to improve visibility at and around Class I Areas, which are generally National Parks, National Wilderness Areas and International Parks. This program may restrict the construction of new coal-fired power plants, the operation of which may impair visibility at and around the Class I Areas. Additionally, the program requires certain existing coal-fired power plants to install additional control measures designed to limit haze-causing emissions, such as sulfur dioxide, nitrogen oxide and particulate matter. States were required to submit Regional Haze SIPs to the EPA by December 2007; however, many states did not meet that deadline.
Under the CAA, new and modified sources of air pollution must meet certain new source standards (the “New Source Review Program”). In the late 1990s, the EPA filed lawsuits against many coal-fired power plants in the eastern U.S.alleging that the owners performed non-routine maintenance, causing increased emissions that should have triggered the application of these new source standards. Some of these lawsuits have been settled with the owners agreeing to install additional emission control devices in their coal-fired power plants. The remaining litigation and the uncertainty around the New Source Review Program rules could adversely impact demand for coal. Regardless of the outcome of litigation on either rule, stricter controls on emissions of sulfur dioxide, nitrogen oxide and mercury are likely. Any such controls may have an adverse impact on the demand for coal, which may have an adverse effect on the Company’s business, financial condition or results of operations.
Under the CAA, the EPA also adopts national emission standards for hazardous air pollutants. In December 2011, the EPA adopted a final rule called the Mercury and Air Toxics Standard ("MATS"), which applies to new and existing coal-fired and oil-fired units. This rule requires mercury emission reductions, but also requires reductions in emissions of acid gases during fuel combustion, and additional reductions in fine particulates, which are being regulated as a surrogate for certain metals. Through a series of legal challenges this rule is now under review by the U.S. Supreme Court. A ruling on its legality is expected during 2015.
The power plant that utilizes most of the thermal coal sold by Reed Minerals will be required to meet the MATS standards by the MATS effectiveness date of April 16, 2016. In January 2015, the owner of this power plant clarified its MATS compliance strategy, including more restrictive coal quality requirements than the MATS requirements and Reed Minerals previously anticipated. Reed Minerals will be required to meet these new coal quality requirements for deliveries beginning October 1, 2015. Currently, not all of the coal at Reed Minerals meets the power plant owner's new coal quality requirements. Reed Minerals is working to develop coal blending and coal washing strategies to comply with the power plant owner's new coal quality requirements so that it can continue to supply its coal to this power plant. It is not clear at this point whether either strategy can be executed or executed in a way that will allow Reed Minerals to meet the new coal quality requirements profitably.
NACoal’s power generation customers must incur substantial costs to control emissions to meet all of the CAA requirements, including the new requirements under MATS and the EPA's regional haze program. These costs could raise the price of coal-generated electricity, making coal-fired power less competitive with other sources of electricity, thereby reducing demand for coal. In addition, NACoal's power generation customers may choose to close coal-fired generation units or to postpone or cancel plans to add new capacity, in light of not only these costs, but also of the limited time available for compliance with the requirements and the prospects of the imposition of additional future requirements on emissions from coal-fired units. If NACoal's customers cannot offset the cost to control certain regulated pollutant emissions by lowering the costs of delivery of its coal on an energy equivalent basis or if NACoal's customers elect to close coal-fired units, the Company’s business, financial condition and results of operations could be materially adversely affected.
Global climate change continues to attract considerable public and scientific attention and a considerable amount of legislative and regulatory attention in the United States. The U.S. Congress has considered climate change legislation that would reduce greenhouse gas (“GHG”) emissions, particularly from coal combustion by power plants. The EPA has proposed regulations to control GHG under the CAA without new legislation. Enactment of laws and passage of regulations regarding GHG emissions by the U.S. or some of its states, or other actions to limit carbon dioxide emissions, such as opposition by environmental groups to expansion or modification of coal-fired power plants, could result in electric generators switching from coal to other fuel sources.
The U.S. Congress continues to consider a variety of proposals to reduce GHG emissions from the combustion of coal and other fuels. These proposals include emission taxes, emission reductions, including “cap-and-trade” programs, and mandates or incentives to generate electricity by using renewable resources, such as wind or solar power. Some states have established programs to reduce GHG emissions.
The EPA has begun to establish a GHG regulation program under the CAA by issuing a finding that the emission of six GHGs, including carbon dioxide and methane, may reasonably be anticipated to endanger public health and welfare. On June 26, 2012 the U.S. Court of Appeals - DC Circuit upheld this finding. Based on this finding, in 2012 the EPA published a New Source Performance Standard for greenhouse gases, emitted from future new power plants. This was withdrawn and subsequently reissued in January 2014. On June 2, 2014, the EPA proposed new regulations limiting carbon dioxide emissions from existing power plants. Under this proposal, nationwide carbon dioxide emissions would be reduced by 30% from 2005 levels by 2030, with a focus on emissions from coal-fired plants. The final rule is expected to be issued in mid-2015 with SIPs due one year after the rule is finalized, and emissions reductions scheduled to be phased in between 2020 and 2030. The proposed rule would give states a variety of approaches, including “cap-and-trade” programs, to meet proposed carbon dioxide emission standards. On June 18, 2014, the EPA also issued a proposed carbon dioxide emission regulation for reconstructed and modified power plants, which addresses carbon dioxide emissions limits for power plants subsequent to modification. Enactment of laws and passage of regulations regarding GHG emissions by the U.S. or some of its states or other actions to limit carbon dioxide emissions, such as opposition by environmental groups to expansion or modification of coal-fired power plants, could result in electric generators closing coal-fired power plants and/or switching from coal to other fuel sources and could have a materially adverse effect on NACoal’s business, financial condition and results of operations.
The U.S. has not implemented the 1992 Framework Convention on Global Climate Change (“Kyoto Protocol”), which became effective for many countries on February 16, 2005. The Kyoto Protocol was intended to limit or reduce emissions of GHGs. The U.S. has not ratified the emission targets of the Kyoto Protocol or any other GHG agreement. Because the first Protocol commitment period ended in 2012, an amendment to extend the Kyoto Protocol was adopted in Doha, Qatar on December 8, 2012. The U.S. is not a signatory to the amendment. Even though the U.S. has not accepted these international GHG limiting treaties or enacted domestic legislation to control GHGs, numerous lawsuits and regulatory actions have been undertaken by states and environmental groups to try to force controls on the emission of carbon dioxide; or to prevent the construction of new coal-fired power plants. On November 11, 2014, President Obama and Chinese President Xi Jinping jointly announced each nation's intentions to limit GHG emissions. These are non-binding statements of intent. It is expected that President Obama will make some commitments to the United Nations Framework Convention on Climate Change in Paris in late 2015. The implementation by the U.S. of an international agreement, the regulations promulgated to date by the EPA with respect to GHG emissions or the adoption of legislation to control GHG emissions, could have a materially adverse effect on the Company’s business, financial condition and results of operations.
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

Federal and state regulations establish standards that prohibit the diminution of water quality. Waters discharged from coal mines are required to meet these standards. These federal and state requirements could require more costly water treatment and could materially adversely affect the Company’s business, financial condition and results of operations.

The Company believes NACoal has obtained all permits required under the Clean Water Act and corresponding state laws and is in compliance with such permits. In many instances, mining operations require securing Clean Water Act authorization or a permit from the U.S. Army Corps of Engineers for operations in waters of the United States.

Bellaire Corporation, a wholly owned non-operating subsidiary of the Company (“Bellaire”), is treating mine water drainage from coal refuse piles associated with two former underground coal mines in Ohio and one former underground coal mine in Pennsylvania, and is treating mine water from a former underground coal mine in Pennsylvania. Bellaire anticipates that it will need to continue these activities indefinitely and has accrued a liability of $17.6 million as of December 31, 2014 related to these treatment operations.

In connection with Bellaire's normal permit renewal with the Pennsylvania Department of Environmental Protection ("DEP"), Bellaire was notified during 2004 that in order to obtain renewal of the permit Bellaire would be required to establish a mine water treatment trust (the "Trust"). On October 1, 2010, Bellaire executed a Post-Mining Treatment Trust Consent Order and Agreement with the DEP which established the Trust to provide a financial assurance mechanism in order to assure the long-term treatment of post-mining discharges. Bellaire funded the Trust with $5.0 million. See Note 10 for further information on the Trust.
Resource Conservation and Recovery Act
The Resource Conservation and Recovery Act ("RCRA") affects coal mining operations by establishing requirements for the treatment, storage and disposal of wastes, including hazardous wastes. Coal mine wastes, such as overburden and coal cleaning wastes, currently are exempted from hazardous waste management. In December 2014, the EPA finalized a rule specifying management standards for coal combustion residuals or coal ash ("CCRs") as a non-hazardous waste. These standards may raise the cost for CCR disposal at coal-fired power plants, making them less competitive, and may have an adverse impact on demand for coal.
The EPA proposed rule exempts CCRs disposed of at mine sites and reserves any regulation thereof to the Federal Office of Surface Mining (“OSM”). Currently, the OSM is developing rules to address the use of CCRs on coal mine sites. The outcome of these rulemakings, and any subsequent actions by EPA and OSM, could impact those NACoal operations that beneficially use CCRs. If NACoal were unable to beneficially use CCRs, its revenues for disposing of CCRs from its customers may decrease and its costs may increase due to the purchase of alternative materials for beneficial uses.
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
Based on industry information, NACoal believes it was one of the ten largest coal producers in the U.S. in 2014 based on total coal tons produced.
Employees
As of December 31, 2014, NACoal had approximately 1,900 employees, including approximately 1,350 employees at the unconsolidated mines. None of NACoal’s employees are unionized. NACoal believes its current labor relations with employees are satisfactory.

B. Hamilton Beach Brands
General
HBB is a leading designer, marketer and distributor of small electric household and specialty housewares appliances, as well as commercial products for restaurants, bars and hotels. HBB’s products are marketed primarily to retail merchants and wholesale distributors.
Sales and Marketing
HBB designs, markets and distributes a wide range of small electric household appliances, including, but not limited to, blenders, can openers, coffeemakers, food processors, indoor electric grills, irons, mixers, slow cookers, toasters and toaster ovens. HBB also markets a line of air purifiers and odor eliminators. In addition, HBB designs, markets and distributes commercial products for restaurants, bars and hotels. HBB generally markets its “better” and “best” products under the Hamilton Beach® brand and uses the Proctor Silex® brand for the “good” and opening price point products. HBB has licensed the Melitta® brand from Melitta, North America, Inc. for a unique line of coffee and hot beverage appliances. HBB has also licensed the Jamba® brand from Jamba Juice Company and sells Jamba® branded blenders and juicing products. HBB entered into a licensing agreement with Sub-Zero Group to create a line of counter top appliances and kitchen tools under the Wolf Gourmet® brand. As a result of the 2014 Weston Brands acquisition, HBB now markets a range of game and garden food processing equipment including, but not limited to, meat grinders, bag sealers, dehydrators and meat slicers under the Weston® brand as well as several private label brands. HBB supplies additional private label products on a limited basis throughout North America.
HBB markets its retail products primarily in North America, but also sells products in Latin America, Asia and other selected markets. HBB commercial products are sold worldwide. Retail sales in North America are generated predominantly by a network of inside sales employees to mass merchandisers, national department stores, variety store chains, drug store chains, specialty home retailers, distributors and other retail outlets. Wal-Mart accounted for approximately 33%, 31% and 31% of HBB’s revenues in 2014, 2013 and 2012, respectively. HBB’s five largest customers accounted for approximately 56%, 55% and 53% of HBB’s revenues for the years ended December 31, 2014, 2013 and 2012, respectively. The loss of or significant reduction in sales to any key customer could result in significant decreases in HBB’s revenue and profitability and its ability to sustain or grow its business.
Sales promotion activities are primarily focused on cooperative advertising. In addition, HBB promotes certain of its innovative products through the use of television, internet and print advertising. HBB also licenses certain of its trademarks to various licensees for use with microwaves, compact refrigerators, cookware, kitchen tools and gadgets and full-size household vacuums.
Because of the seasonal nature of the markets for small electric appliances, HBB’s management believes backlog is not a meaningful indicator of performance and is not a significant indicator of annual sales. Backlog represents customer orders, which may be cancelled at any time prior to shipment. Backlog for HBB was approximately $17.5 million and $12.5 million at December 31, 2014 and 2013, respectively.
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
Patents, Trademarks, Copyrights and Licenses
HBB holds patents and trademarks registered in the U.S. and foreign countries for various products. HBB believes its business is not dependent upon any individual patent, copyright or license, but that the Hamilton Beach® and Proctor Silex® trademarks are material to its business.
Product Design and Development
HBB spent $9.6 million, $8.1 million and $7.5 million in 2014, 2013 and 2012, respectively, on product design and development activities.
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
During 2014, HBB purchased 99% of its finished products from suppliers in China. HBB purchases its inventory from approximately 30 suppliers, two of which represented more than 10% of purchases during the year ended December 31, 2014. HBB believes the loss of any one supplier would not have a long-term material adverse effect on its business because there are adequate supplier choices available that can meet HBB’s production and quality requirements. However, the loss of a supplier could, in the short term, adversely affect HBB’s business until alternative supply arrangements are secured.
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
As retailers generally purchase a limited selection of small electric appliances, HBB competes with other suppliers for retail shelf space. HBB conducts consumer advertising for the Hamilton Beach® brand and the Weston® brand. HBB believes the principal areas of competition with respect to its products are product design and innovation, quality, price, product features, supply chain excellence, merchandising, promotion and warranty.
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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 Section 1502 (the "Dodd-Frank Act") requires public companies to disclose whether certain minerals, commonly known as "conflict minerals," are necessary to the functionality or production of a product manufactured by those companies and if those minerals originated in the Democratic Republic of the Congo ("DRC") or an adjoining country. The ongoing implementation of these disclosure requirements by HBB could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of certain components used in HBB's products. In addition, the supply-chain due diligence investigation required by the conflict minerals rules requires expenditures of resources and management attention, regardless of the results of the investigation.
Employees
As of December 31, 2014, HBB’s work force, including Weston Brands, consisted of approximately 600 employees, none of whom are represented by unions except 16 hourly employees at HBB’s Picton, Ontario distribution facility. These employees are represented by an employee association which performs a consultative role on employment matters. None of HBB’s U.S. employees are unionized. HBB believes its current labor relations with both union and non-union employees are satisfactory.
C. Kitchen Collection
General
KC is a national specialty retailer of kitchenware operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States.
Sales and Marketing
KC operated 248 retail stores as of December 31, 2014 under the Kitchen Collection® and Le Gourmet Chef®store names in outlet and traditional malls throughout the United States. The stores sell kitchenware from highly recognizable name-brands, including Hamilton Beach® and Proctor Silex®.
Seasonality
Revenues and operating profit for KC are traditionally greater in the second half of the year as sales to consumers increase significantly with the fall holiday-selling season. Because of the seasonality of purchases of its products, KC incurs substantial short-term debt to finance inventories in anticipation of the fall holiday-selling season.
Product Design and Development
KC, a retailer, has limited expenditures for product design and development activities.
Product Sourcing and Distribution
KC purchases all inventory centrally, which allows KC to take advantage of volume purchase discounts and monitor controls over inventory and product mix. KC purchases its inventory from approximately 250 suppliers, one of which represented approximately 21% of purchases during the year ended December 31, 2014. No other supplier represents more than 10% of purchases. KC believes that the loss of any one supplier would not have a long-term material adverse effect on its business because there are adequate supplier choices available that can meet KC’s requirements. However, the loss of a supplier could, in the short term, adversely affect KC’s business until alternative supply arrangements are secured.
KC currently maintains its inventory for distribution to its stores at a distribution center located near its corporate headquarters in Chillicothe, Ohio.
In the near term, KC expects to add stores cautiously and focus its growth on its core Kitchen Collection® stores, with new stores expected to be positioned in optimum locations in strong outlet malls. Longer term, KC plans to focus on comparable store sales growth around a solid core store portfolio. KC expects to accomplish this by enhancing sales volume and profitability through continued refinement of its formats and ongoing review of specific product offerings, merchandise mix, store displays and appearance, while continuing to improve inventory efficiency. Increasing sales of higher-margin products will continue to be a key focus. The company will also continue to evaluate and, as lease contracts permit, close or restructure leases for underperforming and loss-generating stores.
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
Patents, Trademarks, Copyrights and Licenses
KC holds trademarks registered in the U.S. for the Kitchen Collection® and Le Gourmet Chef® store names. KC believes that the Kitchen Collection® store name trademark is material to its business.
Employees
As of December 31, 2014, KC’s work force consisted of approximately 1,500 employees. None of KC’s employees are unionized. KC believes its current labor relations with employees are satisfactory.
Item 1A. RISK FACTORS
North American Coal
Termination of or default under long-term mining contracts could materially reduce the Company's profitability.
Substantially all of NACoal's profits are derived from long-term mining contracts. The contracts for certain of NACoal's unconsolidated mines permit the customer under some conditions of default to acquire the assets or stock of the NACoal subsidiary for an amount roughly equal to book value. In one case, the customer may elect to acquire the stock of the subsidiary upon a specified period of prior notice, for any reason, in exchange for payments to NACoal on coal mined at that facility in the future. If any of NACoal's long-term mining contracts were terminated or if any of its customers were to default under the contracts, profitability could be materially reduced to the extent that NACoal is unable to find alternative customers at the same level of profitability.
NACoal's unconsolidated mines are subject to risks created by changes in customer demand, inflationary adjustments and tax rates.
The contracts with the unconsolidated mines’ customers allow each mine to sell coal at a price based on actual cost plus an agreed pre-tax profit per ton or cost plus a management fee during the production stage. During the development stage, the contracts with the unconsolidated mines' customers (other than the Coyote Creek customer) provide for reimbursement of actual costs incurred plus a monthly management fee. Coyote Creek's customer does not reimburse developments costs until the production stage, when certain deferred development costs are reimbursed over a 52-month period. During the production stage, the unconsolidated mines' customers pay the Company its per-ton profit or management fee only for the coal they consume and use. As a result, reduced coal usage by customers for any reason, including, but not limited to, fluctuations in demand due to unanticipated weather conditions, scheduled and unscheduled power plant outages, economic conditions or governmental regulations, could have a material adverse effect on the Company's results of operations. Because of the contractual price formulas for the sale of coal and mining services by these unconsolidated mines, the profitability of these operations is also subject to fluctuations in inflationary adjustments (or lack thereof) that can impact the per ton profit or management fee paid for the coal and taxes applicable to NACoal's income on that coal. In addition, any changes in tax laws that eliminate benefits for percentage depletion would have a material adverse effect on the Company. These factors could materially reduce NACoal's profitability.
NACoal’s consolidated mining operations are subject to risks created by its capital investment in the mines, the costs of mining the coal and the dragline mining equipment costs, in addition to risks created by changes in customer demand, inflationary adjustments and tax rates.
The consolidated mining operations are comprised of MLMC, Reed Minerals, dragline mining services, royalties from mineral leases to other mining and oil and gas companies, and other activities. The profitability of these consolidated mining operations is subject to the risk of loss of investment in these mining operations, changes in demand from customers, as well as increases in the cost of mining the coal and changes in the market values of coal, oil and gas. At MLMC and Reed Minerals, the costs of mining operations are not reimbursed by customers. As such, increased costs at MLMC and Reed Minerals and decreases in the market value of coal sold by Reed Minerals could materially reduce NACoal's profitability. NACoal's operations are subject to changes in customer demand for any reason, including, but not limited to, fluctuations in demand due to unanticipated weather conditions, the emergence of unidentified adverse mining conditions, availability of alternative fuels such as natural gas at reduced prices making coal-fueled generation less competitive with natural gas-fueled generation, planned and unplanned power plant outages, economic conditions, including economic conditions that adversely affect the demand for coal and steel, governmental regulations, inflationary adjustments and tax risks. In addition, any changes in tax laws that eliminate benefits for percentage depletion or eliminate the expensing of exploration and development costs could have a material adverse effect on NACoal's profitability.
Mining operations are vulnerable to weather and other conditions that are beyond NACoal's control.
Many conditions beyond NACoal's control can decrease the delivery, and therefore the use, of coal to NACoal's customers. These conditions include weather, adverse mining conditions, availability of alternative fuels such as natural gas at reduced prices making coal-fueled generation less competitive with natural gas-fueled generation, unexpected maintenance problems and shortages of replacement parts, which could significantly reduce the Company's profitability.
Government regulations could impose costly requirements on NACoal.
The coal mining industry is subject to extensive regulation by federal, state and local authorities on matters concerning the health and safety of employees, land use, permit and licensing requirements, air and water quality standards, plant and wildlife protection, reclamation and restoration of mining properties after mining, the discharge of GHGs and other materials into the environment, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability. Legislation mandating certain benefits for current and retired coal miners also affects the industry. Mining operations require numerous governmental permits and approvals. NACoal is required to prepare and present to federal, state or local authorities data pertaining to the impact the production of coal may have upon the environment. The public, including non-governmental organizations, opposition groups and individuals, have statutory rights to comment upon and submit objections to requested permits and approvals. Compliance with these requirements may be costly and time-consuming and may delay commencement or continuation of development or production. New legislation and/or regulations and orders may materially adversely affect NACoal's mining operations or its cost structure. All of these factors could significantly reduce the Company's profitability. See “Item 1. Business — A. North American Coal — Government Regulation" on page 11 in this Form 10-K for further discussion.
NACoal is subject to burdensome federal and state mining regulations.
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
The Clean Air Act requirements affecting coal consumption could increase mining expenses and reduce the demand for coal.
The process of burning coal can cause many compounds and impurities in the coal to be released into the air, including carbon dioxide, sulfur dioxide, nitrogen oxides, mercury, particulates and other matter. The CAA and the corresponding state laws that extensively regulate the emissions of materials into the air affect coal mining operations both directly and indirectly. Direct impacts on coal mining operations occur through CAA permitting requirements and/or emission control requirements relating to air contaminants, especially particulate matter. Indirect impacts on coal mining operations occur through regulation of the air emissions of carbon dioxide, sulfur dioxide, nitrogen oxides, mercury, particulate matter and other compounds emitted by coal-fired power plants. The EPA has promulgated or proposed regulations that impose tighter emission restrictions on a number of these compounds, some of which are currently subject to litigation. The general effect of tighter restrictions could be to reduce demand for coal. Any reduction in coal’s share of the capacity for power generation could have a material adverse effect on the Company’s business, financial condition and results of operations. See “Item 1. Business — A. North American Coal — Government Regulation" on page 11 in this Form 10-K for further discussion.
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
Estimates of NACoal's recoverable coal reserves involve uncertainties, and inaccuracies in these estimates could result in lower than expected revenues, higher than expected costs, decreased profitability and asset impairments.
NACoal estimates recoverable coal reserves based on engineering and geological data assembled and analyzed by internal and, less frequently, external engineers and geologists. NACoal's estimates as to the quantity and quality of the coal in its reserves are updated annually to reflect production of coal from the reserves and new drilling, engineering or other data. These estimates depend upon a variety of factors and assumptions, many of which involve uncertainties and factors beyond NACoal's control, such as geological and mining conditions that may not be fully identified by available exploration data or that may differ from experience in current operations.
For these reasons, estimates of the recoverable quantities and qualities attributable to any particular group of properties, classifications of reserves based on risk of recovery and estimates of net cash flows expected from particular reserves may vary substantially. In addition, coal tonnage recovered from identified reserve areas or properties and revenues and expenditures with respect to NACoal's reserves may vary materially from estimates. Accordingly, NACoal's estimates may vary from the actual reserves. Any inaccuracy in the reserve estimates could result in lower than expected revenues, higher than expected costs, decreased profitability and asset impairments.
Hamilton Beach Brands
HBB's business is sensitive to the strength of the North American retail markets and weakness in these markets could adversely affect its business.
The strength of the retail economy in the United States, and to a lesser degree in Canada and Mexico, has a significant impact on HBB's performance. Weakness in consumer confidence and poor financial performance by mass merchandisers, warehouse clubs, department stores or any of HBB's other customers would result in reduced revenues and profitability. A general slowdown in the retail sector could result in additional pricing and marketing support pressures on HBB.
The market for HBB's products is highly seasonal and dependent on consumer spending, which could result in significant variations in the Company's revenues and profitability.
Sales of HBB's products are related to consumer spending. Any downturn in the general economy or a shift in consumer spending away from small electric household appliances would adversely affect its business. In addition, the market for small electric household appliances is highly seasonal in nature. HBB generally recognizes a substantial portion of its sales in the last half of the year as sales of small electric appliances to retailers and consumers increase significantly with the fall holiday-selling season. Accordingly, quarter-to-quarter comparisons of past operating results of HBB are meaningful only when comparing equivalent time periods, if at all. Any economic downturn, decrease in consumer spending or shift in consumer spending away from small electric household appliances may significantly reduce revenues and profitability.
HBB is dependent on key customers and the loss of, or significant decline in business from, one or more of its key customers could materially reduce its revenues and profitability and its ability to sustain or grow its business.
HBB relies on several key customers, which is discussed under “Item 1. Business — B. Hamilton Beach Brands — Sales and Marketing" on page 16 in this Form 10-K. Although HBB has long-established relationships with many customers, it does not have any long-term supply contracts with these customers, and purchases are generally made using individual purchase orders. A loss of any key customer could result in significant decreases in HBB's revenues and profitability and an inability to sustain or grow its business.
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
HBB is dependent on third-party suppliers for the manufacturing of all of its products. HBB's ability to select reliable suppliers who provide timely deliveries of quality products will impact its success in meeting customer demand. Any inability of HBB's suppliers to timely deliver products that meet HBB's specifications or any unanticipated changes in suppliers could be disruptive and costly to the Company. Any significant failure by HBB to obtain quality products on a timely basis at an affordable cost or any significant delays or interruptions of supply would have a material adverse effect on the Company's revenues and profitability.
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
The foregoing factors could have a material adverse effect on HBB's ability to maintain or increase the supply of products, which may result in material increases in expenses and decreases in revenues and profitability.
Increases in costs of products may materially reduce the Company's profitability.
Factors that are largely beyond the Company's control, such as movements in commodity prices for the raw materials needed by suppliers of HBB's products, may affect the cost of products, and HBB may not be able to pass those costs on to its customers. As an example, HBB's products require a substantial amount of plastic. Because the primary resource used in plastic is petroleum, the cost and availability of plastic varies to a great extent with the price of petroleum. When the prices of petroleum, as well as steel, aluminum and copper, increase significantly, they may materially reduce the Company's profitability.
The increasing concentration of HBB's small electric household and specialty housewares appliance sales among a few retailers and the trend toward private label brands could materially reduce revenues and profitability.
With the growing trend towards the concentration of HBB's small electric household and specialty housewares appliance sales among a few retailers, HBB is increasingly dependent upon fewer customers whose bargaining strength is growing as a result of this concentration. HBB sells a substantial quantity of products to mass merchandisers, ecommerce retailers, national department stores, variety store chains, drug store chains, specialty home retailers and other retail outlets. These retailers generally purchase a limited selection of small electric household appliances. As a result, HBB competes for retail shelf space with its competitors. In addition, certain of HBB's larger customers use their own private label brands on household appliances that compete directly with some of HBB's products. As the retailers in the small electric household appliance industry become more concentrated, competition for sales to these retailers may increase, which could materially reduce the Company's revenues and profitability.

The small electric household, specialty housewares appliances and commercial appliance industry is consolidating, which could reduce HBB's ability to successfully secure product placements at key customers and limit its ability to sustain a cost competitive position in the industry.
Over the past several years, the small electric household, specialty housewares appliances and commercial appliance industry has undergone substantial consolidation, and further consolidation is likely. As a result of this consolidation, the small electric household, specialty housewares appliances and commercial appliance industry primarily consists of a limited number of large distributors. To the extent that HBB does not continue to be a major participant in the small electric household, specialty housewares appliances and commercial appliance industry, its ability to compete effectively with these larger distributors could be negatively impacted. As a result, this condition could reduce HBB's ability to successfully secure product placements at key customers and limit the ability to sustain a cost competitive position in the industry.
HBB's inability to compete effectively with competitors in its industry, including large established companies with greater resources, could result in lost market share and decreased revenues.
The small electric household, specialty housewares appliances and commercial appliance industry does not have substantial entry barriers. As a result, HBB competes with many small manufacturers and distributors of housewares products. Additional competitors may also enter this market and cause competition to intensify. For example, some of HBB's customers have expressed interest in sourcing, or expanding the extent of sourcing, small electric household and commercial appliances directly from manufacturers in Asia. The Company believes competition is based upon several factors, including product design and innovation, quality, price, product features, merchandising, promotion and warranty. If HBB fails to compete effectively with these manufacturers and distributors, it could lose market share and experience a decrease in revenues, which would adversely affect the Company's results of operations.
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
Sales of products sold at KC stores are subject to a number of factors related to consumer spending, including general economic conditions affecting disposable consumer income such as unemployment rates, business conditions, interest rates, levels of consumer confidence, energy prices, mortgage rates, the level of consumer debt and taxation. In addition, KC generally recognizes a substantial portion of its revenues and operating profit in the last half of the year as sales to consumers increase significantly with the fall holiday-selling season. Accordingly, any economic downturn, decrease in consumer spending or a shift in consumer spending away from KC's products could significantly reduce, or cause significant variations in, KC's revenues and profitability.

KC faces an extremely competitive specialty retail market, and such competition could result in a reduction of KC's prices and loss of market share.
The retail market is highly competitive. KC competes against a diverse group of retailers, including specialty stores, department stores, discount stores and internet and catalog retailers. Widespread sourcing of products allows many retailers to offer value-priced kitchen products. Many of KC's competitors are larger and have significantly greater financial, marketing and other resources. This competition could result in the reduction of KC product prices and a loss of market share, revenues and profitability.
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
Although the Company's defined benefit pension plans are frozen and no longer provide for the accrual of future benefits, the expenses recorded for, and cash contributions required to be made to its defined benefit pension plans are dependent on changes in market interest rates and the value of plan assets, which are dependent on actual investment returns. Significant changes in market interest rates, decreases in the value of plan assets or investment losses on plan assets may require the Company to increase the cash contributed to defined benefit pension plans which may affect its financial position.
The Company may become subject to claims under foreign laws and regulations, which may be expensive, time consuming and distracting.
Because the Company has employees, property and business operations outside of the United States, the Company is subject to the laws and the court systems of many jurisdictions. The Company may become subject to claims outside the U.S. for violations or alleged violations of laws with respect to the foreign operations of NACoal and HBB. In addition, these laws may be changed or new laws may be enacted in the future. International litigation is often expensive, time consuming and distracting. As a result, any of these risks could significantly reduce the Company's profitability and its ability to operate its businesses effectively.
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
The Company’s business could suffer if NACCO’s information technology systems are disrupted or cease to operate effectively.
The Company relies heavily on information technology systems to operate websites; record and process transactions; respond to customer inquiries; manage inventory; purchase, sell and ship merchandise on a timely basis; and maintain cost-efficient operations. Given the significant number of transactions that are completed annually, it is vital to maintain constant operation of computer hardware and software systems and maintain cyber security. Despite the Company's cyber security efforts, the Company’s information technology systems may be vulnerable from time to time to damage or interruption from computer viruses, power outages, third-party intrusions and other technical malfunctions. If the Company’s systems are damaged, or fail to function properly, NACCO may have to make monetary investments to repair or replace the systems and could endure delays in operations.
In addition, the Company regularly evaluates information technology systems and requirements and from time to time implements modifications and/or upgrades to the information technology systems that support its businesses. Modifications include replacing existing systems with successor systems, making changes to existing systems and acquiring new systems with new functionality. The Company is aware of the inherent risks associated with replacing and modifying these systems, including inaccurate system information, system disruptions and user acceptance and understanding. The Company believes it is taking appropriate action to mitigate the risks through disciplined adherence to program management, testing systems and user involvement, improving the resiliency of systems, as well as securing appropriate commercial contracts with third-party vendors.
Any material disruption or slowdown of the Company’s systems, including a disruption or slowdown caused by a security breach or the Company’s failure to successfully upgrade its systems, could cause information, including data related to customer orders, to be lost or delayed. Such a loss or delay could reduce demand and cause the Company’s sales and/or profitability to decline.

Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
A. NACCO
NACCO leases office space in Mayfield Heights, Ohio, a suburb of Cleveland, Ohio, which serves as its corporate headquarters.

B. NACoal

NACoal leases its corporate headquarters office space in Plano, Texas. NACoal’s proven and probable coal reserves and deposits (owned in fee or held under leases, which generally remain in effect until exhaustion of the reserves if mining is in progress) are estimated at approximately 2.0 billion tons (including the unconsolidated mining operations), all of which are lignite coal deposits, except for approximately 93.3 million tons of bituminous coal. Reserves are estimates of quantities of coal, made by NACoal’s geological and engineering staff, which are considered mineable in the future using existing operating methods. Developed reserves are those which have been allocated to mines which are in operation; all other reserves are classified as undeveloped. Information concerning mine type, reserve data and coal quality characteristics for NACoal’s properties are set forth on the table on pages 4 and 5 under “Item 1. Business — A. North American Coal — Sales, Marketing and Operations.”

C. Hamilton Beach Brands
The following table presents the principal distribution and office facilities owned or leased by HBB:

Owned/
Facility Location	Leased	Function(s)
Glen Allen, Virginia	Leased	Corporate headquarters
Geel, Belgium	(1)	Distribution center
Shenzhen, People's Republic of China	(1)	Distribution center
Mexico City, Mexico	Leased	Mexico sales and administrative headquarters
Tlalnepantla de Baz, Mexico	(1)	Distribution center
Olive Branch, Mississippi	Leased	Distribution center
Picton, Ontario, Canada	Leased	Distribution center
Southern Pines, North Carolina	Owned	Service center for customer returns; catalog distribution center; parts distribution center
Shenzhen, People's Republic of China	Leased	Administrative office
Markham, Ontario, Canada	Leased	Canada sales and administration headquarters
City of Sao Paulo, Sao Paulo, Brazil	Leased	Brazil sales and administrative headquarters
Jundiai, Sao Paulo, Brazil	(1)	Distribution center
Shanghai, People's Republic of China	Leased	Sales office
Strongsville, Ohio	Subleased	Weston Brands sales and distribution center

(1)	This facility is not owned or leased by HBB. This facility is managed by a third-party distribution provider.
Sales offices are also leased in several cities in the United States, Canada, China and Mexico.
D. The Kitchen Collection

KC leases its corporate headquarters building and the KC warehouse/distribution facility in Chillicothe, Ohio. KC leases its retail stores. A typical Kitchen Collection® store is approximately 3,000 square feet and a typical Le Gourmet Chef® store is approximately 4,300 square feet. At December 31, 2014, there were 237 Kitchen Collection® stores and 11 Le Gourmet Chef® stores.

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
EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Current Position	Other Positions

Alfred M. Rankin, Jr.	73	Chairman, President and Chief Executive Officer of NACCO (from prior to 2010), Chairman of HBB (from January 2010), Chairman of KC (from January 2010), Chairman of NACoal (from February 2010)	Chairman, President and Chief Executive Officer of Hyster-Yale (from September 2012). Chairman of NACCO Materials Handling Group, Inc (from prior to 2010).

J.C. Butler, Jr.	54
Senior Vice President - Finance, Treasurer and Chief Administrative Officer of NACCO (from September 2012), Senior Vice President - Project Development, Administration and Mississippi Operations of NACoal (from July 2014), Assistant Secretary of HBB and KC (from November 2012)

From January 2010 to June 2014, Senior Vice President - Project Development and Administration of NACoal. From prior to 2010 to September 2012, Vice President - Corporate Development and Treasurer of NACCO. From September 2011 to September 2012, Treasurer of NACCO Materials Handling Group, Inc. From prior to 2010 to January 2010, Senior Vice President - Project Development of NACoal.

Elizabeth I. Loveman	45	Vice President and Controller (from March 2014) and Principal Financial Officer (from June 2014)	From December 2012 to March 2014, Director of Financial Reporting of NACCO. From prior to 2010 to November 2012, Manager of Financial Reporting of OM Group, Inc.

John D. Neumann	39
Vice President, General Counsel and Secretary of NACCO (from September 2012), Vice President, General Counsel and Secretary of NACoal (from January 2011), Assistant Secretary of HBB and KC (from November 2012)
			From prior to 2010 to December 2010, Assistant General Counsel and Assistant Secretary of NACoal.

Miles B. Haberer	48
Associate General Counsel and Assistant Secretary of NACCO (from October 2012), Associate General Counsel, Assistant Secretary of NACoal (from October 2012) and Director-Land of NACoal (from October 2013)

			From prior to 2010 to October 2012, Partner, Hunton & Williams (law firm).

Mary D. Maloney	53
Associate General Counsel, Assistant Secretary and Senior Director - Benefits & Human Resources of NACCO (from January 1, 2014), Associate General Counsel, Assistant Secretary and Senior Director - Benefits and Compensation of NACoal (from January 1, 2014)

From September 2012, Associate General Counsel and Assistant Secretary of Hyster-Yale. From September 2012, Associate General Counsel and Assistant Secretary of NMHG. From May 2012 to September 2012, Assistant General Counsel and Assistant Secretary of Hyster-Yale. From prior to 2010 to September 2012, Assistant General Counsel and Assistant Secretary of NACCO. From August 2011 to September 2012, Assistant Secretary of NMHG.

Jesse L. Adkins	32	Associate Counsel (from September 2012) and Assistant Secretary of NACCO (from November 2013), Associate Counsel (from August 2012) and Assistant Secretary (from May 2013) of NACoal	From prior to 2010 to December 2010, Managing Principal, Studio Properties, LLC (commercial property redevelopment firm). From January 2011 to August 2012, Law Clerk, NACoal.

PRINCIPAL OFFICERS OF THE COMPANY’S SUBSIDIARIES
A. NACOAL

Name	Age	Current Position	Other Positions

Robert L. Benson	67	President and Chief Executive Officer of NACoal (from prior to 2010)

Carroll L. Dewing	58
Vice President - North Dakota, Texas and Florida Operations, Human Resources and External Affairs of NACoal (from July 2014) and President, The Coteau Properties Company (an NACoal subsidiary) (from September 2011)

From October 2013 to July 2014, President, The Coteau Properties Company (an NACoal subsidiary) and Director - Northern Operations of NACoal. From September 2011 to October 2013, President, The Coteau Properties Company. From January 2010 to September 2011, President, The Falkirk Mining Company (an NACoal subsidiary). From prior to 2010 to January 2010, Administration/Engineering Manager, The Falkirk Mining Company.

Michael J. Gregory	67	Vice President - Marketing and Special Projects of NACoal (from October 2013)
From August 2010 to September 2013, Vice President - International Operations and Special Projects of NACoal. From prior to 2010 to August 2010, Vice President - Engineering, Human Resources and International Operations of NACoal.

K. Donald Grischow	67	Treasurer, Director - Compensation and Benefits and Global Risk Management of NACoal (from January 2013)	Treasurer of NACoal (from prior to 2010)

John R. Pokorny	59	Controller of NACoal (from prior to 2010)

J. Patrick Sullivan, Jr.	56	Vice President and Chief Financial Officer of NACoal (from May 2013)	From prior to 2010 to May 2013, Controller, Luminant Generation, Mining, Construction and Development of Energy-Future Holdings Corporation.

Harry B. Tipton III	57	Vice President - Engineering, and Alabama and Louisiana Operations of NACoal (from July 2014)
From October 2013 to June 2014, Vice President - Engineering, and Alabama, Louisiana and Mississippi Operations of NACoal. From September 2010 to October 2013, Vice President - Engineering, and Louisiana and Mississippi Operations of NACoal. From prior to 2010 to September 2010, General Manager of Mississippi Lignite Mining Company.

PRINCIPAL OFFICERS OF THE COMPANY’S SUBSIDIARIES
B. HBB

Name	Age	Current Position	Other Positions

Gregory H. Trepp	53	President and Chief Executive Officer of HBB (from January 2010), Chief Executive Officer of KC (from January 2010)
From November 2013 to December 2014, Interim President of KC. From prior to 2010 to January 2010, Vice President, Global Marketing of HBB. From prior to 2010 to January 2010, Interim President and Chief Executive Officer of KC.

Keith B. Burns	58	Vice President, Engineering and Information Technology of HBB (from prior to 2010)

Kathleen L. Diller	63	Vice President, General Counsel and Secretary of HBB (from prior to 2010)

Richard E. Moss	51	Senior Director, Finance &Treasurer of HBB (from January 2011)	From prior to 2010 to December 2010, Senior Director Finance and Credit of HBB. From prior to 2010, Director Financial Planning and Analysis of HBB.

Gregory E. Salyers	54	Senior Vice President, Global Operations of HBB (from January 2010)	From prior to 2010 to January 2010, Vice President, Global Operations of HBB.

Dana B. Sykes	53	Associate General Counsel, Assistant Secretary and Senior Director, Human Resources of HBB (from July 2014)	From February 2012 to July 2014, Assistant General Counsel and Director, Human Resources of HBB. From prior to 2010 to February 2012, Assistant General Counsel of HBB.

James H. Taylor	57	Vice President and Chief Financial Officer of HBB (from January 2011)	From prior to 2010 to January 2011, Vice President, Chief Financial Officer and Treasurer of HBB.

R. Scott Tidey	50	Senior Vice President, North America Sales and Marketing of HBB (from January 2010)	From prior to 2010 to January 2010, Vice President, North America Sales of HBB.
C. KC

Name	Age	Current Position	Other Positions
Robert O. Strenski	58	President of KC (from January 2015)
From February 2014 to December 2014, Vice President, General Merchandise Manager of KC. From June 2013 to January 2014, General Merchandise Manager of KC. From April 2010 to January 2013, Vice President, Divisional Merchandise Manager, Consumables, Biglots Stores, Inc. From prior to 2010 to March 2010, Vice President, Divisional Merchandise Manager, Furniture, Biglots Stores, Inc.

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
The high and low sales prices for the Class A common stock and dividends per share for both classes of common stock for each quarter during the past two years are presented in the table below:

	2014
	Sales Price
	High	Low	Cash Dividend
Fourth quarter	$63.88	$47.42	$0.2575
Third quarter	$55.90	$46.59	$0.2575
Second quarter	$56.86	$46.50	$0.2575
First quarter	$62.84	$49.44	$0.2500

	2013
	Sales Price
	High	Low	Cash Dividend
Fourth quarter	$65.40	$53.87	$0.2500
Third quarter	$63.91	$53.52	$0.2500
Second quarter	$60.34	$47.69	$0.2500
First quarter	$67.35	$53.07	$0.2500
At December 31, 2014, there were approximately 756 Class A common stockholders of record and approximately 175 Class B common stockholders of record. See Note 19 to Consolidated Financial Statements contained elsewhere in this Form 10-K for a discussion of the amount of NACCO's investment in subsidiaries that was restricted at December 31, 2014.
Sales of Unregistered Company Stock
Pursuant to the Non-Employee Directors’ Equity Compensation Plan, the Company issued an aggregate of 10,318 shares of its Class A common stock on January 1, 2014, April 1, 2014, July 1, 2014 and October 1, 2014 for payment of a portion of the directors’ annual retainer fee. In addition, pursuant to the terms of such plan, directors may elect to receive shares of Class A common stock in lieu of cash for up to 100% of the balance of their annual retainer, meeting attendance fees and any committee chairman's fees. An aggregate of 1,091 shares of Class A common stock was issued under voluntary elections on January 1, 2014, April 1, 2014, July 1, 2014 and October 1, 2014. The issuance of these unregistered shares qualifies as an exempt transaction pursuant to Section 4(2) of the Securities Act of 1933.
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (1)
Month #1 (October 1 to 31, 2014)	102,889	$50.30	102,889	$27,464,391
Month #2 (November 1 to 30, 2014)	25,901	$58.29	25,901	$25,954,506
Month #3 (December 1 to 31, 2014)	33,597	$57.88	33,597	$24,010,025
Total	162,387	$56.81	162,387	$24,010,025

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

On November 12, 2013, the Company's Board of Directors terminated the 2011 Stock Repurchase Program and approved a new stock repurchase program (the "2013 Stock Repurchase Program") providing for the purchase of up to $60 million of the Company's outstanding Class A Common Stock through December 31, 2015. The timing and amount of any repurchases under the 2013 Stock Repurchase Program are determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives and market conditions for the Company's Class A common stock. The 2013 Stock Repurchase Program does not require the Company to acquire any specific number of shares. It may be modified, suspended, extended or terminated by the Company at any time without prior notice and may be executed through open market purchases, privately negotiated transactions or otherwise. All or part of the repurchases under the 2013 Stock Repurchase Program may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so. As of December 31, 2014, the Company has repurchased $36.0 million of Class A common stock under the 2013 Stock Repurchase Program.

Item 6. SELECTED FINANCIAL DATA

	Year Ended December 31
	2014 (1)	2013	2012	2011(3)	2010(3)
	(In millions, except per share data)
Operating Statement Data:
Revenues	$896.8	$932.7	$873.4	$790.5	$885.6

Operating profit (loss)	$(66.3)	$61.3	$67.6	$64.1	$94.2

Income (loss) from continuing operations	$(38.1)	$44.5	$42.2	$79.5	$47.1
Discontinued operations, net of tax(2)	—	—	66.5	82.6	32.4
Net income (loss)	$(38.1)	$44.5	$108.7	$162.1	$79.5

Basic earnings (loss) per share:
Continuing operations	$(5.02)	$5.48	$5.04	$9.49	$5.66
Discontinued operations(2)	—	—	7.93	9.85	3.89
Basic earnings (loss) per share	$(5.02)	$5.48	$12.97	$19.34	$9.55

Diluted earnings (loss) per share:
Continuing operations	$(5.02)	$5.47	$5.02	$9.46	$5.65
Discontinued operations(2)	—	—	7.90	9.82	3.88
Diluted earnings (loss) per share	$(5.02)	$5.47	$12.92	$19.28	$9.53

(1)
During the fourth quarter of 2014, NACoal determined that indicators of impairment existed at its Reed Minerals mining operations and as a result reviewed the Reed Minerals long-lived assets for impairment. NACoal recorded a non-cash, asset impairment charge of $105.1 million for the Reed Minerals' long-lived asset group. See Note 5,

Note 6 and Note 10 to the Consolidated Financial Statements for further discussion of the Company's long-lived asset impairment.

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

	Year Ended December 31
	2014	2013	2012 (2)	2011	2010
	(In millions, except per share and employee data)
Balance Sheet Data at December 31:
Total assets (2)	$770.5	$810.0	$776.3	$1,808.8	$1,670.9
Long-term debt (2)	$191.4	$152.4	$135.4	$74.5	$139.8
Stockholders' equity	$211.5	$297.8	$281.3	$576.2	$447.4

Cash Flow Data:
Provided by operating activities (4)	$19.8	$53.1	$143.0	$155.2	$63.1
Used for investing activities (4)	$(74.9)	$(60.7)	$(74.2)	$(32.7)	$(5.8)
Provided by (used for) financing activities (4)	$21.0	$(36.8)	$(123.4)	$(41.9)	$(43.3)

Other Data:
Per share data:
Cash dividends (3)	$1.0225	$1.0000	$5.3775	$2.1200	$2.0850
Market value at December 31	$59.36	$62.19	$60.69	$89.22	$108.37
Stockholders' equity at December 31	$29.23	$37.83	$33.68	$68.81	$53.69

Actual shares outstanding at December 31	7.236	7.872	8.353	8.374	8.333
Basic weighted average shares outstanding	7.590	8.105	8.384	8.383	8.328
Diluted weighted average shares outstanding	7.590	8.124	8.414	8.408	8.344
Total employees at December 31(1)	4,000	4,100	4,300	4,000	3,900

(1)	Includes employees of Weston Brands in 2014, Reed Minerals starting in 2012 and the unconsolidated mines for all years presented. Excludes employees of Hyster-Yale for all years presented.

(2)	During 2012, the Company spun-off Hyster-Yale, a former subsidiary.

(3)
2012 cash dividends includes a one-time special cash dividend of $3.50 per share. The 25 cent dividend paid in the fourth quarter of 2012 was the first regular quarterly dividend following the spin-off of Hyster-Yale.

(4)	Includes both continuing operations and discontinued operations for 2012, 2011 and 2010.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The North American Coal Corporation and its affiliated coal companies (collectively, “NACoal”) mine and market steam and metallurgical coal for use in power generation and steel production and provide selected value-added mining services for other natural resources companies. Hamilton Beach Brands, Inc. (“HBB”) is a leading designer, marketer and distributor of small electric household and specialty housewares appliances primarily in the United States, Canada, Mexico and Latin America, as well as commercial products for restaurants, bars and hotels. The Kitchen Collection, LLC (“KC”), is a national specialty retailer of kitchenware in outlet and traditional malls throughout the U.S.
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
Product discounts: The Company records estimated reductions to revenues for customer programs and incentive offerings, including special pricing agreements, price competition, promotions and other volume-based incentives. At HBB, net sales represent gross sales less cooperative advertising, other volume-based incentives, estimated returns and allowances for defective products. At KC, retail markdowns are incorporated into KC's retail method of accounting for cost of sales. If market conditions were to decline or if competition were to increase, the Company may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenues at the time the incentive is offered. If the Company's estimates of customer programs and incentives were one percent higher than the levels offered during 2014, the reserves for product discounts would increase and revenues would be reduced by $0.1 million. The Company's past results of operations have not been materially affected by a change in the estimate of product discounts and although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change its estimates in the future.
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
Changes to the estimate of any of these factors could result in a material change to the Company's pension obligation causing a related increase or decrease in reported net operating results in the period of change in the estimate. Because the 2014 assumptions are used to calculate 2015 pension expense amounts, a one percentage-point change in the expected long-term rate of return on plan assets would result in a change in pension expense for 2015 of approximately $0.6 million for the plans. A one percentage-point change in the discount rate would result in a change in pension expense for 2015 by approximately $0.1 million. A one percentage-point increase in the discount rate would have lowered the plans’ projected benefit obligation as of the end of 2014 by approximately $6.9 million; while a one percentage-point decrease in the discount rate would have raised the plans’ projected benefit obligation as of the end of 2014 by approximately $8.3 million.

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
Inventory reserves: The Company writes down its inventory to the lower of cost or market, which includes an estimate for obsolescence or excess inventory based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve for impaired value is relieved to ensure that the cost basis of the inventory reflects any write-downs. An impairment in value of one percent of net inventories would result in additional expense of approximately $1.9 million.
Allowances for doubtful accounts: The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments. These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $1.8 million.
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
The Company determined that indicators of potential impairment were present during the fourth quarter of 2014 with respect to its Reed Minerals mining operations asset group. The 2015 operating plan and long-range outlook were updated to reflect new information about compliance with the U.S. Environmental Protection Agency’s new Mercury and Air Toxics Standards ("MATS"), continued weakness in the Alabama coal markets, decreased demand and market prices associated with the metallurgical coal market and the lack of any reliable indicators of a recovery in coal demand or price. Reed Minerals obtained new information from its largest thermal coal customer on more stringent coal quality requirements its customer planned to adopt to comply with MATS, beginning in the fourth quarter of 2015 instead of 2016, when MATS compliance becomes mandatory. In contemplation of satisfying the more stringent MATS coal quality requirements, Reed Minerals’ coal processing costs are expected to increase, beginning in 2015, beyond what was previously assumed in the Reed Minerals' 2015 operating plan and long-range outlook, without any increase in selling price.
After considering these factors, the Company assessed the recoverability of Reed Minerals assets and determined that the assets were not fully recoverable when compared to the remaining future undiscounted cash flows from these assets. As a result, the Company estimated the fair value of the asset group and the long-lived assets were written down to their estimated fair value which resulted in a non-cash asset impairment charge of $105.1 million. The asset impairment charge was recorded as Reed Minerals long-lived asset impairment charge in the Consolidated Statement of Operations for the year ended December 31, 2014 and relates exclusively to the NACoal segment. The fair value of the asset group was calculated using the

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

combination of a market and income approach and reduced the carrying value of coal land and real estate to $7.2 million, other property, plant and equipment to $37.1 million and intangible assets to zero.
The fair value estimate for the coal land and real estate and other property, plant and equipment was calculated using market data for similar assets, which are classified as Level 2 inputs. The fair value of the coal supply agreement and non-compete intangible assets were estimated to be zero given current market conditions. Key inputs in this model are based on significant unobservable inputs and include the forecast of tons sold and coal pricing and are classified as Level 3 inputs.
In 2014, 2013 and 2012, KC considered its operating loss to be an indicator of impairment.  For KC’s asset impairment analysis, the primary input is projected future cash flows utilizing assumptions consistent with those the Company uses in its internal planning, which are classified as Level 3 inputs. As a result of the fiscal year-end review of long-lived store-related assets, the Company recorded impairment charges of $0.9 million, $1.1 million and $0.7 million in 2014, 2013 and 2012, respectively, included in depreciation expense within Selling, general and administrative expenses in the Consolidated Statements of Operations. Long-lived assets at the stores consist mainly of leasehold improvements and furniture and fixtures. The fair value for leasehold improvements was determined to be zero as such assets were deemed to have no future use or economic benefit based on the Company's analysis using market participant assumptions, and therefore no expected future cash flows. The fair value for store fixtures is based on the market exit price based on historical experience. The impairment charges in 2014 were largely the result of decreased expected future operating results. If operating results do not improve, KC may be required to record additional long-lived asset impairment charges.
See Note 5, Note 6 and Note 10 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company's long-lived asset impairment.
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
Since significant judgment is required to assess the future tax consequences of events that have been recognized in the Company's financial statements or tax returns, the ultimate resolution of these events could result in adjustments to the Company's financial statements and such adjustments could be material. The Company believes the current assumptions, judgments and other considerations used to estimate the current year accrued and deferred tax positions are appropriate. If the actual outcome of future tax consequences differs from these estimates and assumptions, due to changes or future events, the resulting change to the provision for income taxes could have a material impact on the Company's results of operations and financial position

Valuation of acquisitions: The allocation of the purchase price to the tangible assets and liabilities and identifiable intangible assets acquired requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to contingent consideration in the Reed Minerals acquisition. These estimates are based on information obtained from management of the acquired companies, future coal prices and future volume forecasts. These estimates can include, but are not limited to, the cash flows that the acquisition is expected to generate in the future and the appropriate weighted-average cost of capital. These estimates are inherently uncertain and unpredictable, and if different estimates were used, the purchase price for the acquisition may have been allocated to the acquired assets and liabilities assumed differently from the current allocation. Although the Company believes the assumptions, judgments and estimates used are reasonable and appropriate, different assumptions, judgments and estimates could materially affect the value ascribed to an acquired asset and the Company's results of operations and financial position when changes to the contingent consideration are required to be recorded. See Note 21 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company's acquisitions. See Note 10 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Reed Minerals' contingent consideration.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

CONSOLIDATED FINANCIAL SUMMARY
Selected consolidated results of the Company were as follows:

	2014 (1)	2013	2012
Consolidated results:
Income (loss) from continuing operations	$(38,118)	$44,450	$42,163
Discontinued operations, net of tax (2)	—	—	66,535
Net income (loss)	$(38,118)	$44,450	$108,698
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(5.02)	$5.48	$5.04
Discontinued operations (2)	—	—	7.93
Basic earnings (loss) per share	$(5.02)	$5.48	$12.97
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(5.02)	$5.47	$5.02
Discontinued operations (2)	—	—	7.90
Diluted earnings (loss) per share	$(5.02)	$5.47	$12.92

(1)
During the fourth quarter of 2014, the Company recorded a non-cash asset impairment charge of $105.1 million. The asset impairment charge was recorded as Reed Minerals long-lived asset impairment charge in the Consolidated Statement of Operations for the year ended December 31, 2014 and relates exclusively to the NACoal segment.

(2)	During 2012, the Company spun-off Hyster-Yale, a former subsidiary. The results of operations of Hyster-Yale are reflected as discontinued operations in the table above for 2012.

The following table identifies the components of change for 2014 compared with 2013 by subsidiary:

	Revenues	Operating profit (loss)	Net income (loss)
2013	$932,666	$61,336	$44,450
Increase (decrease) in 2014
NACoal	(20,949)	(126,491)	(82,903)
HBB	11,893	(5,188)	(1,949)
KC (net of eliminations)	(26,828)	3,257	1,910
NACCO and Other	—	777	374
2014	$896,782	$(66,309)	$(38,118)

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
A reconciliation of the Company's consolidated federal statutory and effective income tax is as follows for the years ended December 31:

	2014	2013	2012
Income (loss) from continuing operations before income tax provision (benefit)	$(76,573)	$55,720	$58,028
Statutory taxes (benefit) at 35.0%	$(26,801)	$19,502	$20,310
Discrete items:
NACoal valuation allowance	5,742	—	—
NACoal settlements	(1,360)	—	—
HBB settlements	(1,533)	—	—
NACCO and other settlements	—	116	(459)
Tax law changes	—	(503)	—
Provision to return adjustments	(867)	(330)	(305)
Other, net	(414)	(721)	—
	1,568	(1,438)	(764)
Other permanent items:
Percentage depletion	(7,091)	(8,008)	(5,157)
State income taxes	(6,361)	1,106	1,568
Federal credits	(529)	(941)	(132)
Non-deductible expenses	632	1,081	1,112
Domestic production deduction	(522)	(603)	(724)
Foreign tax rate differential	225	(27)	(279)
Other, net	424	598	(69)
	(13,222)	(6,794)	(3,681)
Income tax provision (benefit)	$(38,455)	$11,270	$15,865
Effective income tax rate	50.2%	20.2%	27.3%
NACoal: During 2014, NACoal recorded a valuation allowance of $5.7 million against its Alabama state deferred tax assets as realization was determined to no longer meet the “more likely than not” standard. The establishment of a valuation allowance does not have an impact on cash, nor does such an allowance preclude the Company from using its loss carryforwards or other deferred tax assets in future periods. The tax net operating losses which comprise the Alabama deferred tax assets provide for a carryforward period of up to 15 years. Partially offsetting the valuation allowance, NACoal recognized a $1.4 million discrete tax benefit resulting from the conclusion of the 2011 and 2012 U.S. federal tax return examinations and a $0.5 million favorable return to provision adjustment in 2014.
HBB: During 2014, HBB's effective income tax rate was affected by the reversal of a $1.4 million uncertain tax position as a result of the effective settlement of certain state tax issues resulting in a discrete tax benefit.
See Note 15 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company's income taxes.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

THE NORTH AMERICAN COAL CORPORATION

NACoal mines and markets steam and metallurgical coal for use in power generation and steel production and provides selected value-added mining services for other natural resources companies. Coal is surface mined from NACoal's developed mines in North Dakota, Texas, Mississippi, Louisiana and Alabama. Total coal reserves approximate 2.0 billion tons with approximately 1.1 billion tons committed to customers pursuant to long-term contracts.

NACoal has two consolidated mining operations: Mississippi Lignite Mining Company (“MLMC”) and Reed Minerals, Inc. ("Reed Minerals"). NACoal also provides dragline mining services for independently owned limerock quarries in Florida. NACoal has the following wholly owned unconsolidated subsidiaries that each meet the definition of a variable interest entity and are accounted for using the equity method:

The Coteau Properties Company (“Coteau”)
The Falkirk Mining Company (“Falkirk”)
The Sabine Mining Company (“Sabine”)
Demery Resources Company, LLC (“Demery”)
Caddo Creek Resources Company, LLC (“Caddo Creek”)
Coyote Creek Mining Company, LLC (“Coyote Creek”)
Camino Real Fuels, LLC (“Camino Real”)
Liberty Fuels Company, LLC (“Liberty”)
NoDak Energy Services, LLC ("NoDak")
See “Item 1. Business — A. North American Coal — General" on page 2 in this Form 10-K for further discussion of each of the consolidated mining operations and unconsolidated subsidiaries.

FINANCIAL REVIEW
Tons of coal sold by NACoal’s operating mines were as follows for the years ended December 31 (in millions):

	2014	2013	2012
Coteau	14.3	13.8	13.1
Falkirk	7.8	7.7	8.0
Sabine	4.5	4.3	3.8
Other	0.1	0.1	0.1
Unconsolidated mines	26.7	25.9	25.0
MLMC	2.6	3.2	3.1
Reed Minerals	0.9	0.8	0.3
Consolidated mines	3.5	4.0	3.4
Total tons sold	30.2	29.9	28.4
The limerock dragline mining operations mined 21.0 million, 22.1 million and 18.8 million cubic yards of limerock for the years ended December 31, 2014, 2013 and 2012, respectively.
Total coal reserves were as follows at December 31:

	2014	2013	2012
	(in billions of tons)
Unconsolidated mines	1.0	1.0	1.0
Consolidated mines	1.0	1.2	1.2
Total coal reserves	2.0	2.2	2.2

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

Operating Results
The results of operations for NACoal were as follows for the years ended December 31:

	2014	2013	2012
Revenue - consolidated mines	$161,964	$172,532	$118,066
Royalty and other	10,738	21,119	14,301
Revenues	172,702	193,651	132,367
Cost of sales - consolidated mines	174,135	166,881	102,224
Cost of sales - royalty and other	1,706	1,540	2,145
Total cost of sales	175,841	168,421	104,369
Gross profit (loss)	(3,139)	25,230	27,998
Earnings of unconsolidated mines (a)	48,396	46,429	45,244
Selling, general and administrative expenses	32,905	27,118	33,999
Reed Minerals long-lived asset impairment charge	105,119	—	—
Reed Minerals goodwill impairment charge	—	3,973	—
Amortization of intangibles	3,242	3,668	2,802
Gain on sale of assets	(6,979)	(561)	(6,798)
Operating profit (loss)	(89,030)	37,461	43,239
Interest expense	6,034	3,105	2,909
Other, net, including interest income and income from other unconsolidated affiliates	(779)	(1,032)	(1,477)
Income (loss) from continuing operations before income tax provision (benefit)	(94,285)	35,388	41,807
Income tax provision (benefit)	(43,308)	3,462	9,037
Net income (loss)	$(50,977)	$31,926	$32,770

Effective income tax rate (b) (c)	n/m	9.8%	21.6%
(a) See Note 20 for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.
(b) The NACoal effective income tax rate is affected by the benefit of percentage depletion. The effective income tax rate in 2012 is higher than the effective income tax rate in 2013 primarily due to a shift in mix of taxable income towards entities with a higher effective income tax rate and a decrease in taxable income at entities eligible for percentage depletion.
(c) The effective income tax rate is not meaningful in 2014 as the income tax benefit amounts are not directly correlated to the pre-tax income in 2014 due to the impact of discrete tax items. See further information regarding the income taxes in the Consolidated Income Taxes discussion above and in Note 15 to the Consolidated Financial Statements.
2014 Compared with 2013
The following table identifies the components of change in revenues for 2014 compared with 2013:

Revenues
2013	$193,651
Increase (decrease) from:
Royalty and other income	(10,537)
Consolidated mining operations	(10,412)
2014	$172,702

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

Revenues decreased 10.8% in 2014 compared with 2013 primarily as a result of a reduction in both royalty and other income and the consolidated mining operations. The decrease in revenues at the consolidated mining operations was primarily the result of fewer tons sold at MLMC due to an increase in the number of planned and unplanned outage days at the customer's power plant in 2014 compared with 2013, slightly offset by increased reimbursable costs at the limerock dragline mining operations and an increase in revenues at Reed Minerals. The slight increase in revenues at Reed Minerals was due to an increase in tons sold and was almost completely offset by lower selling prices in 2014 compared with 2013 resulting from unfavorable metallurgical coal market conditions.

The following table identifies the components of change in operating profit (loss) for 2014 compared with 2013.

Operating Profit (Loss)
2013	$37,461
Increase (decrease) from:
Reed Minerals long-lived asset impairment charge	(105,119)
Consolidated mining operations	(16,040)
Royalty and other income	(11,823)
Other selling, general and administrative expenses	(4,684)
Pension curtailment in 2013	(1,587)
Reimbursement of damage to customer-owned equipment	(1,211)
Gain on sale of assets	6,418
Reed Minerals goodwill impairment charge in 2013	3,974
Earnings of unconsolidated mines	1,967
Earn-out change in estimate	1,614
2014	$(89,030)

NACoal reported an operating loss of $89.0 million in 2014 compared with operating profit of $37.5 million in 2013, primarily as a result of the $105.1 million non-cash, long-lived asset impairment charge associated with Reed Minerals. See Note 5, Note 6 and Note 10 to the Consolidated Financial Statements for further discussion of the Reed Minerals long-lived asset impairment charge.

In addition to the long-lived asset impairment charge, operating results at the consolidated mines decreased in 2014 compared with 2013 primarily due to increased mining costs at Reed Minerals. While productivity improved and Reed Minerals worked to reduce operating costs during the second half of 2014, productivity improvements at Reed Minerals were implemented later in 2014 than anticipated, primarily related to a delay in the startup of a new dragline. As a result of the delay, Reed Minerals experienced production shortfalls, which caused a decrease in inventory levels. Reed Minerals' results were also unfavorably affected by an increase in depreciation expense on equipment acquired during 2013 and in 2014 to improve efficiencies and productivity as well as higher repair and maintenance expense. Operating results at the consolidated mining operations were also negatively impacted by a reduction in tons sold at MLMC due to substantial increase in planned and unplanned outage days at the customer's power plant during 2014 and unfavorable costs at the limerock dragline mining operations.

Also impacting the change in operating profit (loss) is a significant reduction in royalty and other income, an increase in Selling, general and administrative expenses, the absence in 2014 compared to 2013 of a $1.6 million pre-tax pension curtailment gain and a $1.2 million charge in 2014 to reimburse a customer for damage to certain customer-owned equipment at the limerock dragline mining operations. The increase in Selling, general and administrative expenses was primarily due to the higher employee-related costs, higher professional fees and higher management fees. These items were partially offset by gains on the sale of assets and land, the absence of a goodwill impairment charge in 2014, an increase in earnings of unconsolidated mines and a change in estimate for the earn-out liability associated with Reed Minerals. The increase in earnings of unconsolidated mines mainly resulted from an increase in tons sold as well as an increase in contractual compensation levels. See Notes 6 and 10 to the Consolidated Financial Statements for a discussion of the 2013 goodwill impairment charge and Note 10 for a discussion of the earn-out liability.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

NACoal recognized a net loss of $51.0 million in 2014 compared with net income of $31.9 million in 2013 primarily due to the factors affecting operating profit (loss), increased interest expense as a result of higher debt outstanding during 2014 and a $1.1 million after-tax charge to establish an allowance against the receivable from NACC India's customer. The 2014 net loss includes the recognition of a valuation allowance of $5.7 million taken against the Alabama deferred tax assets, partially offset by a $1.4 million discrete tax benefit resulting from the conclusion of the 2011 and 2012 U.S. federal tax return examinations and a $0.5 million favorable return to provision adjustment in 2014.

2013 Compared with 2012
The following table identifies the components of change in revenues for 2013 compared with 2012:

Revenues
2012	$132,367
Increase from:
Reed Minerals	42,451
Other consolidated mining operations	12,014
Royalty and other income	6,819
2013	$193,651

Revenues increased 46.3% in 2013 compared with 2012 due to the Reed Minerals acquisition in August 2012, higher revenues at the other consolidated mining operations and an increase in royalty and other income. The increase at the other consolidated mining operations was primarily the result of an increase in tons delivered at MLMC due to an increase in customer requirements and increased reimbursable costs at the limerock dragline mining operations in 2013 compared with 2012.
The following table identifies the components of change in operating profit for 2013 compared with 2012.

Operating Profit
2012	$43,239
Increase (decrease) from:
Reed Minerals	(14,197)
Gain on sale of assets	(6,237)
Reed Minerals goodwill impairment charge	(3,973)
Royalty and other income	7,664
Other selling, general and administrative expenses	5,153
Other consolidated mining operations	3,040
Pension curtailment	1,587
Earnings of unconsolidated mines	1,185
2013	$37,461

Operating profit decreased in 2013 compared with 2012, primarily as a result of an operating loss at the Reed Minerals operations and a $4.0 million charge to impair the goodwill associated with the Reed Minerals acquisition as well as the absence of gains on the sale of draglines and land recorded in 2012. The operating loss at Reed Minerals was the result of lower than expected sales partially due to lower demand and lower prices for higher-quality metallurgical coal and higher mining costs. The higher mining costs were attributable to the unexpected thinning of a coal seam in an isolated area, substantial costs associated with the development of a new mining area and mining restrictions, which significantly increased hauling distances and reduced equipment and overburden removal productivity. The Company evaluated Reed Minerals during the fourth quarter of 2013 as part of its annual impairment testing cycle and determined that the goodwill associated with Reed Minerals was fully impaired.  See Notes 6 and 10 for a discussion of the goodwill impairment charge. These items were partially offset by higher royalty and other income and a reduction in other selling, general and administrative expenses, primarily due to lower employee-related expenses and acquisition costs, including professional fees, recognized in 2012 for

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

Net income decreased to $31.9 million in 2013 from $32.8 million in 2012, primarily due to the factors affecting operating profit, partially offset by a decrease in the effective income tax rate to 9.8% in 2013 from 21.6% in 2012. The effective income tax rate was higher in 2012 than the effective income tax rate in 2013 primarily due to a shift in mix of taxable income towards entities with a higher effective income tax rate and a decrease in taxable income at entities eligible for percentage depletion in 2012.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the change in cash flow for the years ended December 31:

	2014	2013	Change
Operating activities:
Net income (loss)	$(50,977)	$31,926	$(82,903)
Depreciation, depletion and amortization	22,003	16,601	5,402
Deferred income taxes	(37,322)	(7,338)	(29,984)
Gain on sale of assets	(6,979)	(561)	(6,418)
Reed Minerals long-lived asset impairment charge	105,119	—	105,119
Reed Minerals goodwill impairment charge	—	3,973	(3,973)
Other	7,941	(14,880)	22,821
Working capital changes	(45,867)	(196)	(45,671)
Net cash provided by (used for) operating activities	(6,082)	29,525	(35,607)

Investing activities:
Expenditures for property, plant and equipment	(51,228)	(52,748)	1,520
Proceeds from the sale of assets	7,733	2,432	5,301
Cash in escrow for investment	—	(5,000)	5,000
Other	(648)	(869)	221
Net cash used for investing activities	(44,143)	(56,185)	12,042

Cash flow before financing activities	$(50,225)	$(26,660)	$(23,565)

The $35.6 million decrease in net cash provided by (used for) operating activities was primarily the result of unfavorable working capital changes partially offset by the change in other, mainly attributable to a $25.3 million increase in accounts receivable from affiliates, partially offset by changes in timing related to intercompany taxes.  The increase in accounts receivable from affiliates is related to a receivable from Coyote Creek, an unconsolidated mine, primarily for the purchase of a dragline from NACoal and additional equipment and mine development costs.

In 2014 and 2013, the cash used for investing activities is primarily attributable to additional expenditures for property, plant and equipment, mainly for the refurbishment of a dragline in 2014, the purchase of a dragline in 2013 and the purchase of equipment at Reed Minerals in both years partially offset by proceeds received from the sale of assets and land. Cash used for investing activities in 2013 also included an amount placed in escrow for NACoal's investment in Midwest AgEnergy Group, LLC, which was released from escrow and invested in 2014.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

	2014	2013	Change
Financing activities:
Net additions to long-term debt and revolving credit agreements	$30,601	$23,620	$6,981
Financing fees paid	—	(1,192)	1,192
Capital contribution from NACCO	19,800	—	19,800
Net cash provided by financing activities	$50,401	$22,428	$27,973
The change in net cash provided by financing activities was primarily due to an increase in borrowings and a capital contribution from NACCO during 2014 to fund operations and expenditures for property, plant and equipment as opposed to fewer borrowings in 2013.

Financing Activities
NACoal has an unsecured revolving line of credit of up to $225.0 million (the “NACoal Facility”) that expires in November 2018. Borrowings outstanding under the NACoal Facility were $180.0 million at December 31, 2014. At December 31, 2014, the excess availability under the NACoal Facility was $44.0 million, which reflects a reduction for outstanding letters of credit of $1.0 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon NACoal achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective December 31, 2014, for base rate and LIBOR loans were 1.25% and 2.25%, respectively. The NACoal Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.40% on the unused commitment at December 31, 2014. The floating rate of interest applicable to the NACoal Facility at December 31, 2014 was 2.53% including the floating rate margin and the effect of an interest rate swap agreement.

To reduce the exposure to changes in the market rate of interest, NACoal has entered into an interest rate swap agreement for a portion of the NACoal Facility. Terms of the interest rate swap agreement require NACoal to receive a variable interest rate and pay a fixed interest rate. NACoal has interest rate swaps with notional values totaling $100.0 million at December 31, 2014 at an average fixed interest rate of 1.4%. See Note 2 and Note 9 to the Consolidated Financial Statements in this Form 10-K for further discussion of NACoal's interest rate swap agreement.

The NACoal Facility contains restrictive covenants, which require, among other things, NACoal to maintain a maximum debt to EBITDA ratio of 3.50 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The NACoal Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 3.00 to 1.00 in conjunction with maintaining unused availability thresholds of borrowing capacity, as defined in the NACoal Facility, of $15.0 million. At December 31, 2014, NACoal was in compliance with all covenants in the NACoal Facility.

NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At December 31, 2014, the balance of the note was $2.8 million and the interest rate was 0.38%.

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
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of NACoal as of December 31, 2014:

	Payments Due by Period
Contractual Obligations	Total	2015	2016	2017	2018	2019	Thereafter
NACoal Facility	$180,000	$55,000	$—	$—	$125,000	$—	$—
Variable interest payments on NACoal Facility	16,341	5,020	3,938	3,938	3,445	—	—
Other debt	2,807	—	—	—	—	—	2,807
Capital lease obligations, including principal and interest	12,736	1,732	1,732	1,732	2,022	1,521	3,997
Operating leases	24,023	8,667	6,313	3,328	2,256	1,236	2,223
Purchase and other obligations	47,382	47,382	—	—	—	—	—
Total contractual cash obligations	$283,289	$117,801	$11,983	$8,998	$132,723	$2,757	$9,027
Not included in the table above, NACoal has a long-term liability of approximately $3.3 million for unrecognized tax benefits, including interest and penalties, as of December 31, 2014. At this time, the Company is unable to make a reasonable estimate of the timing of payments due to, among other factors, the uncertainty of the timing and outcome of its tax audits.
An event of default, as defined in the NACoal Facility, NACoal Notes and NACoal’s lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred or is anticipated to occur.
NACoal’s variable interest payments are calculated based upon NACoal’s anticipated payment schedule and the December 31, 2014 base rate and applicable margins, as defined in the NACoal Facility. A 1/8% increase in the base rate would increase NACoal’s estimated total annual interest payments on the NACoal Facility by $0.6 million.
The purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll and incentive compensation.
Pension and postretirement funding can vary significantly each year due to plan amendments, changes in the market value of plan assets, legislation and the Company’s decisions to contribute above the minimum regulatory funding requirements. As a result, pension and postretirement funding has not been included in the table above. NACoal does not expect to contribute to its pension plan in 2015. NACoal maintains one supplemental retirement plan that pays monthly benefits to participants directly out of corporate funds and expects to pay benefits of approximately $1.1 million in 2015, approximately $0.5 million in 2016 and approximately $0.4 million per year from 2017 through 2024. Benefit payments beyond that time cannot currently be estimated. All other pension benefit payments are made from assets of the pension plan. NACoal also expects to make payments related to its other postretirement plans of approximately $0.3 million per year from 2015 through 2024. Benefit payments beyond that time cannot currently be estimated.
NACoal has a long-term liability for mine closing reserves, primarily asset retirement obligations, of approximately $21.0 million that is not included in the table above due to the uncertainty of the timing of payments to settle this liability.
Off Balance Sheet Arrangements
NACoal has not entered into any off balance sheet financing arrangements, other than operating leases, which are disclosed in the contractual obligations table above.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

Capital Expenditures
Following is a table which summarizes actual and planned capital expenditures (in millions):

	Planned	Actual	Actual
	2015	2014	2013
NACoal	$24.1	$51.2	$52.7
Planned expenditures for 2015 include mine machinery and equipment. These expenditures are expected to be funded from internally generated funds and bank borrowings.
Capital Structure
NACoal’s capital structure is presented below:

	December 31
	2014	2013	Change
Cash and cash equivalents	$203	$27	$176
Other net tangible assets	246,519	242,486	4,033
Intangible assets, net	50,779	59,685	(8,906)
Net assets	297,501	302,198	(4,697)
Total debt	(194,445)	(163,843)	(30,602)
Total equity	$103,056	$138,355	$(35,299)
Debt to total capitalization	65%	54%	11%
The net $4.7 million decrease in net assets is primarily due to the decrease in intangible assets, partially offset by the increase in other net tangible assets. The net increase in other net tangible assets during 2014 is primarily due to an increase in deferred taxes, accounts receivable from affiliates and intercompany taxes largely offset by a decrease in property, plant and equipment. The increase in accounts receivable from affiliates was mainly attributable to an increase in the receivable due from Coyote Creek, an unconsolidated mine, primarily for the purchase of a dragline from NACoal and additional equipment and mine development costs. The decrease in property, plant and equipment and intangible assets was due to Reed Minerals long-lived asset impairment charge recorded during the fourth quarter of 2014. See Note 5, Note 6 and Note 10 to the Consolidated Financial Statements for further discussion of the Company's long-lived asset impairment.

Total debt increased $30.6 million mainly to fund operations and the increase in the receivable due from Coyote Creek.
Total equity decreased primarily as a result of the $51.0 million net loss in 2014 and a $4.1 million increase in accumulated other comprehensive loss in 2014, partially offset by $19.8 million of capital contributions from NACCO during 2014.
OUTLOOK

NACoal expects overall improved operating performance at its coal mining operations in 2015 compared with 2014.

At the consolidated coal mining operations, tons sold and results from operations are expected to be substantially higher than in 2014 at MLMC because no planned outages are scheduled at the customer's power plant. Two significant planned outages took place in 2014 at the plant that are not expected to reoccur in 2015.

Reed Minerals was renamed Centennial Natural Resources on January 1, 2015 for coal marketing and other operational reasons. Centennial’s operating results, cash flow before financing and EBITDA are expected to improve in 2015 compared with 2014, excluding the asset impairment charge, largely through efforts to right-size operations for expected volume levels and manage costs and capital employed. A reduction in Centennial's depreciation and amortization expense of approximately $5.0 million as a result of the asset impairment charge taken in 2014 is also expected to contribute to the improvement in 2015 results. However, operating results in 2015 at Centennial, including non-cash charges, are expected to remain in a substantial

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

loss position. Larger losses are expected in the first quarter of 2015 compared with the first quarter of 2014 as Centennial contends with a customer’s power plant outage and significantly fewer costs are capitalized for mine development. In the remaining three quarters of 2015, operating results are expected to improve substantially over 2014, although these improvements are expected to be partially offset by significantly higher coal processing costs in the fourth quarter to comply with a change in customer requirements related to the MATS regulations. Cash expenditures in 2015 will include required final reclamation at some mine areas where mining has concluded. Although cash flow before financing activities is expected to be significantly improved from 2014, Centennial is expected to have a marginally negative effect on NACoal’s 2015 cash flow before financing activities. The Company believes that efforts to manage the business around conservative volume expectations and manage for cash will help to position this business to take advantage of any rebound in the coal market that may occur over time.

Limerock deliveries in 2015 are expected to be lower than in 2014 as a result of reduced customer requirements, but operating results are expected to improve as a result of the absence of a $1.2 million pre-tax charge incurred in 2014 to reimburse a customer for damaged equipment. Royalty and other income is expected to decline significantly in 2015 compared with 2014.

At the unconsolidated mining operations, steam coal tons delivered in 2015 are expected to increase from 2014 based on customers' currently planned power plant operating levels and as a result of production increases at the newer mines. Demery commenced delivering coal to its customer in 2012 and full production levels are expected to be reached in 2016. Liberty commenced production in 2013 but did not deliver any coal in 2014. Production levels at Liberty are expected to increase gradually beginning in 2015 to full production of approximately 4.3 million tons of coal annually beginning in 2020. Construction of the Kemper County Energy Facility adjacent to Liberty is still ongoing, which may affect the pace of the increase in deliveries. Caddo Creek commenced delivering coal in late 2014.

Unconsolidated mines currently in development are expected to continue to generate modest income in 2015. The mining permit needed to commence mining operations was issued in 2013 for the Camino Real project in Texas. Camino Real expects initial deliveries in the second half of 2015, and expects to mine approximately 2.5 million to 3.0 million tons of coal annually when at full production. Coyote Creek received its mining permit in October 2014 and is developing a mine in Mercer County, North Dakota, from which it expects to deliver approximately 2.5 million tons of coal annually beginning in mid-2016.

Overall, excluding the 2014 gain on the sale of assets, 2015 income before income taxes is expected to increase significantly over 2014 adjusted income before income taxes. Cash flow before financing activities is expected to be positive, as compared with the negative cash flow before financing activities in 2014. Capital expenditures for 2015 are expected to be reduced substantially from the prior two years to $24.1 million, comprised largely of $21.0 million for replacement equipment and land at MLMC and approximately $1.7 million at Centennial. Coyote Creek, which is an unconsolidated mine, expects to complete its debt financing in the first quarter of 2015. This will allow Coyote Creek to repay its payable due to NACoal, which was $53.2 million at December 31, 2014.  NACoal has been using its revolving credit facility to finance mine development at Coyote Creek, and expects to use the repayment proceeds to pay down its revolving credit facility.

Over the longer-term, NACoal’s goal is to increase earnings of its unconsolidated mines by approximately 50% by 2017 from 2012 levels through the development and maturation of its new mines and normal escalation of contractual compensation at its existing mines. The power plant served by the MLMC, a consolidated mine, received significant improvements and upgrades in 2014 during planned power plant outages, which are expected to improve the operating performance and reliability of that power plant. NACoal is hopeful that these improvements will increase tons sold and profitability of this mining operation in 2015 and beyond, substantially above historical levels, except when planned or unplanned power plant outages occur. The outlook at Centennial is poor at this time due to low coal prices, low demand and the aforementioned regulatory challenges. NACoal is currently not prepared to forecast significant GAAP earnings at Centennial and will not until these price and demand conditions improve.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

NACoal expects to continue its efforts to develop new mining projects. The company is actively pursuing domestic opportunities for new or expanded coal mining projects, but opportunities are likely to be very limited. In addition, NACoal continues to pursue additional non-coal mining opportunities, principally in aggregates.

HAMILTON BEACH BRANDS, INC.
HBB’s business is seasonal and a majority of revenues and operating profit typically occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday-selling season.
FINANCIAL REVIEW
Operating Results
The results of operations for HBB were as follows for the years ended December 31:

	2014	2013	2012
Revenues	$559,683	$547,790	$521,567
Operating profit	$35,772	$40,960	$35,815
Interest expense	$1,137	$1,279	$2,635
Other expense	$1,132	$461	$344
Net income	$23,144	$25,093	$21,200
Effective income tax rate	30.9%	36.0%	35.4%
2014 Compared with 2013
The following table identifies the components of change in revenues for 2014 compared with 2013:

Revenues
2013	$547,790
Increase (decrease) from:
Unit volume and product mix	18,736
Foreign currency	(4,681)
Average sales price	(2,162)
2014	$559,683
Revenues increased 2.2% in 2014 compared with 2013 primarily due to an increase in sales of new products with higher price points, mainly in the commercial market and U.S. consumer market. The increase in revenues was partially offset by unfavorable foreign currency movements as both the Canadian dollar and Mexican peso weakened against the U.S. dollar and by lower average selling prices on comparable products sold.
Revenue for 2014 includes $1.1 million of revenue from Weston Brands from the December 16, 2014 acquisition date through December 31, 2014.
The following table identifies the components of change in operating profit for 2014 compared with 2013:

Operating Profit
2013	$40,960
Increase (decrease) from:
Other selling, general and administrative expenses	(5,510)
Foreign currency	(2,038)
Environmental expense - Picton	(934)
Environmental expense - Southern Pines and Mt. Airy	(808)
Gross profit	4,102
2014	$35,772

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

HBB's operating profit decreased in 2014 compared with 2013 primarily as a result of an increase in Selling, general and administrative expenses, unfavorable foreign currency movements and unfavorable changes in environmental expenses partially offset by an increase in gross profit.

Selling, general and administrative expenses increased as a result of higher professional and outside service fees, higher employee-related expenses and advertising expenses incurred to execute HBB's five strategic initiatives. Environmental expenses increased during 2014 as HBB recorded an additional $3.3 million charge for environmental investigation and remediation activities at HBB's Picton, Ontario facility as a result of an environmental study performed in 2014. During 2013, HBB recorded a $2.3 million charge to establish the liability for environmental investigation and remediation activities at the Picton, Ontario facility. Also during 2014 and 2013, HBB recorded an $0.8 million and $1.6 million reduction, respectively, in Selling, general and administrative expenses as a result of a third party's commitment to share in anticipated remediation costs at HBB's Southern Pines and Mt. Airy locations.

The increase in gross profit primarily resulted from more sales of products with higher price points and higher margins, partially offset by lower prices on comparable products sold and the absence of a favorable product liability adjustment recognized during 2013 as a result of a change in estimate.
The operating loss from Weston Brands from the December 16, 2014 acquisition date through December 31, 2014 is $0.2 million and is included in operating profit above.

Net income decreased to $23.1 million in 2014 compared with $25.1 million in 2013 primarily due to the factors affecting operating profit partially offset by the reversal of a $1.4 million uncertain tax position resulting in a discrete tax benefit.
2013 Compared with 2012
The following table identifies the components of change in revenues for 2013 compared with 2012:

Revenues
2012	$521,567
Increase (decrease) from:
Unit volume and product mix	30,952
Average sales price	(3,920)
Foreign currency	(809)
2013	$547,790
Revenues increased 5.0% in 2013 compared with 2012 primarily due to an increase in sales of new products with higher price points, mainly in the U.S. consumer market and improved sales of commercial products, partially offset by decreases in the international consumer markets. The increase in revenues was also partially offset by lower average selling prices of products to retail customers due to an increase in promotions and unfavorable foreign currency movements in 2013 compared with 2012 as the Canadian dollar weakened against the U.S. dollar, partially offset by a strengthening of the Mexican peso.
The following table identifies the components of change in operating profit for 2013 compared with 2012:

Operating Profit
2012	$35,815
Increase (decrease) from:
Gross profit	13,082
Environmental expense - Southern Pines and Mt.Airy	1,615
Other selling, general and administrative expenses	(7,352)
Environmental expense - Picton	(2,335)
Foreign currency	135
2013	$40,960

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

HBB's operating profit increased in 2013 compared with 2012 primarily as a result of higher gross profit and a $1.6 million decrease in HBB's environmental expense related to a third party's commitment to share in environmental liabilities at HBB's Southern Pines and Mt. Airy locations. The increase in gross profit was primarily attributable to an increase in sales of new products with higher price points in 2013 compared with 2012, partially offset by lower prices on comparable products sold. An increase in other selling, general and administrative expenses, mainly due to higher employee-related and advertising costs, and a $2.3 million charge to establish a liability for environmental investigation and remediation activities at HBB's Picton, Ontario facility also partially offset the improvement in operating profit.
Net income increased to $25.1 million in 2013 compared with $21.2 million in 2012 primarily due to the factors affecting operating profit and lower interest expense as a result of lower levels of borrowings during 2013 compared with 2012.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the change in cash flow for the years ended December 31:

	2014	2013	Change
Operating activities:
Net income	$23,144	$25,093	$(1,949)
Depreciation and amortization	2,693	3,475	(782)
Other	1,148	332	816
Working capital changes	(8,404)	11,854	(20,258)
Net cash provided by operating activities	18,581	40,754	(22,173)

Investing activities:
Expenditures for property, plant and equipment	(4,516)	(2,313)	(2,203)
Acquisition of business	(25,000)	—	(25,000)
Other	—	35	(35)
Net cash used for investing activities	(29,516)	(2,278)	(27,238)

Cash flow before financing activities	$(10,935)	$38,476	$(49,411)
Net cash provided by operating activities decreased $22.2 million in 2014 compared with 2013 primarily due to the change in working capital and the decrease in net income slightly offset by the change in other operating activities. The change in working capital was mainly due to larger increases in accounts receivable and inventory in 2014, less of an increase in accounts payable in 2014 compared with 2013 and a decrease in accrued payroll. The increase in accounts receivable was driven by higher sales in 2014, while the increase in inventory was driven primarily by higher sales forecasts and higher average inventory costs as a result of a shift in mix to higher-priced products. The change in accounts payable was primarily due to the favorable shift in payment terms with certain suppliers in 2013, and the decrease in accrued payroll was from increased payments in the 2014 period. The increase in other operating activities was mainly due to a change in HBB's pension liability.
The change in net cash used for investing activities was primarily due to the acquisition of Weston Brands in 2014 and an increase in expenditures for property, plant and equipment.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

	2014	2013	Change
Financing activities:
Net additions (reductions) to revolving credit agreements	$35,006	$(21,229)	$56,235
Cash dividends paid to NACCO	(22,300)	(20,000)	(2,300)
Other	(241)	—	(241)
Net cash provided by (used for) financing activities	$12,465	$(41,229)	$53,694

The change in net cash provided by (used for) financing activities was primarily the result of higher borrowings under the HBB Facility to fund the acquisition of Weston Brands during 2014 compared with a decrease in borrowings in 2013, slightly offset by an increase in cash dividends paid to NACCO.

Financing Activities
HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires in July 2019. The obligations under the HBB Facility are secured by substantially all of HBB's assets. The approximate book value of HBB's assets held as collateral under the HBB Facility was $269.7 million as of December 31, 2014. At December 31, 2014, the borrowing base under the HBB Facility was $112.1 million and borrowings outstanding under the HBB Facility were $52.8 million. At December 31, 2014, the excess availability under the HBB Facility was $59.3 million.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible accounts receivable, inventory and trademarks of the borrowers, as defined in the HBB Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the HBB Facility. A portion of the availability is denominated in Canadian dollars to provide funding to HBB's Canadian subsidiary. Borrowings bear interest at a floating rate, which can be a base rate, LIBOR or bankers' acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective December 31, 2014, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.50%, respectively. The applicable margins, effective December 31, 2014, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.00% and 1.50%, respectively. The HBB Facility also requires a fee of 0.25% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability. The floating rate of interest applicable to the HBB Facility at December 31, 2014 was 2.50%, including the floating rate margin and the effect of the interest rate swap agreement.

To reduce the exposure to changes in the market rate of interest, HBB has entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require HBB to receive a variable interest rate and pay a fixed interest rate. HBB has interest rate swaps with notional values totaling $20.0 million at December 31, 2014 at an average fixed interest rate of 1.4%. See Note 2 and Note 9 to the Consolidated Financial Statements in this Form10-K for further discussion of HBB's interest rate swap agreements.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to NACCO, subject to achieving availability thresholds. Dividends are discretionary to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $25.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At December 31, 2014, HBB was in compliance with all covenants in the HBB Facility.

HBB believes funds available from cash on hand at the Company, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the HBB Facility in July 2019.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of HBB as of December 31, 2014:

	Payments Due by Period
Contractual Obligations	Total	2015	2016	2017	2018	2019	Thereafter
HBB Facility	$52,845	$—	$—	$—	$—	$52,845	$—
Variable interest payments on HBB Facility	9,477	1,835	1,923	2,089	2,292	1,338	—
Other debt	608	—	608	—	—	—	—
Purchase and other obligations	210,675	202,167	2,464	3,041	3,003	—	—
Operating leases	25,731	5,308	4,401	3,446	3,497	3,564	5,515
Unrecognized tax benefits	100	100	—	—	—	—	—
Total contractual cash obligations	$299,436	$209,410	$9,396	$8,576	$8,792	$57,747	$5,515
Not included in the table above, HBB has a long-term liability of approximately $0.1 million for unrecognized tax benefits, including interest and penalties, as of December 31, 2014. At this time, the Company is unable to make a reasonable estimate of the timing of payments due to, among other factors, the uncertainty of the timing and outcome of its audits.
An event of default, as defined in the HBB Facility and in HBB’s operating agreements, could cause an acceleration of the payment schedule. No such event of default has occurred or is anticipated to occur.
The purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll and incentive compensation.
Pension funding can vary significantly each year due to plan amendments, changes in the market value of plan assets, legislation and the Company’s decisions to contribute above the minimum regulatory funding requirements. As a result, pension funding has not been included in the table above. HBB does not expect to contribute to its pension plans in 2015. Pension benefit payments are made from assets of the pension plans.
Off Balance Sheet Arrangements
HBB has not entered into any off balance sheet financing arrangements, other than operating leases, which are disclosed in the contractual obligations table above.
Capital Expenditures
Following is a table which summarizes actual and planned capital expenditures (in millions):

	Planned	Actual	Actual
	2015	2014	2013
HBB	$9.0	$4.5	$2.3
Planned expenditures for 2015 are primarily for improvements to HBB’s information technology infrastructure and tooling for new products. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

Capital Structure
HBB’s capital structure is presented below:

	December 31
	2014	2013	Change
Cash and cash equivalents	$1,442	$11	$1,431
Other net tangible assets	85,329	70,700	14,629
Goodwill and intangible assets, net	16,295	—	16,295
Net assets	103,066	70,711	32,355
Total debt	(53,453)	(18,447)	(35,006)
Total equity	$49,613	$52,264	$(2,651)
Debt to total capitalization	52%	26%	26%

Net assets increased $32.4 million from December 31, 2013 primarily due to the acquisition of Weston Brands.

Total debt increased $35.0 million due to additional borrowings made during 2014 to fund the acquisition of Weston Brands.

Total equity decreased $2.7 million primarily attributable to $22.3 million of dividends paid to NACCO during 2014 and a $3.5 million increase in accumulated other comprehensive loss, mainly due to changes in cash flow hedging and pension, partially offset by HBB's net income of $23.1 million in 2014.

OUTLOOK

While the economy appears to be improving, HBB's target consumer, the middle-market mass consumer, continues to struggle with financial and economic concerns. These concerns, as well as weakened consumer traffic to retail locations, are creating continued uncertainty about the ongoing strength of the retail market for small appliances. As a result, sales volumes in the middle-market portion of the U.S. small kitchen appliance market in which HBB's core brands participate are projected to grow only moderately in 2015. The Canadian retail market is expected to follow U.S. trends. Other international markets and commercial product markets in which HBB participates are also anticipated to grow moderately in 2015 compared with 2014. HBB believes the underlying market conditions in the hunting, gardening and food enthusiast markets will continue to generate increasing interest and demand in the categories in which the company's new subsidiary, Weston Brands, participates. Given these market conditions, HBB expects its sales volumes in its core small kitchen appliance business to grow more favorably than the market in 2015 due to improved placements of products. In addition, HBB believes there are a number of existing placements and market opportunities that can be secured for the Weston business. As a result, the Weston sales volumes in 2015 are expected to grow at or above the growth rate experienced by the core HBB small kitchen appliance business. Sales volumes in international and commercial product markets are anticipated to grow in 2015 compared with 2014 as a result of the company's strategic initiatives.

HBB continues to focus on strengthening its North American consumer market position through product innovation, promotions, increased placements and branding programs, together with appropriate levels of advertising for the company's highly successful and innovative product lines and its new line of Weston products. HBB expects the FlexBrewTM coffee maker, launched in late 2012, and the Hamilton Beach® Breakfast Sandwich Maker line, launched in early 2013, to continue to gain market position. In addition, during 2015, HBB expects to expand both product lines with products offering a broader range of features. The company is continuing to introduce other innovative products and upgrades to certain products in several small appliance categories, as well as in its growing global commercial business. HBB expects the commercial business to benefit from several new products, including the FuryTM and EclipseTM high-performance blenders, the Blend-in-Cup mixer and the PrimePour "cocktails-on-tap" machine. Finally, HBB's new Jamba® blenders and juicing products and Wolf Gourmet® branded products are expected to enter the market in the first half of 2015 and expand and gain market position during the remainder of 2015. These products, as well as other new product introductions in the pipeline for 2015, and the new line of Weston products, are expected to enhance both revenues and operating profit. As a result of these new

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

products and execution of the company's strategic initiatives, both domestically and internationally, HBB expects an increase in revenues in 2015 compared with 2014.

Overall, HBB expects full-year 2015 net income to be moderately higher than 2014. The anticipated increase in sales volumes attributable to the continued implementation and execution of HBB's strategic initiatives, along with a full year of revenue from the Weston Brands acquisition, is expected to be partially offset by a full year of operating expenses, including amortization on acquired intangibles, for Weston Brands, costs to implement HBB's strategic initiatives, increases in transportation costs and the absence of the $1.6 million tax benefit realized in 2014. In addition, the negative effects of foreign currency fluctuations are currently expected to increase modestly in 2015 compared with 2014. HBB continues to monitor both currency effects and commodity costs closely and intends to adjust product prices and product placements, as appropriate, if these costs increase more than anticipated.

Excluding the cash paid for the acquisition of Weston Brands, HBB expects cash flow before financing activities in 2015 to be higher than 2014. Capital expenditures are expected to be $9.0 million in 2015.

Longer term, HBB will work to improve return on sales through economies of scale derived from market growth and its five strategic volume growth initiatives: (1) enhancing its placements in the North America consumer business through consumer-driven innovative products and strong sales and marketing support, (2) enhancing internet sales by providing best-in-class retailer support and increased consumer content and engagement, (3) participating in the "only-the-best" market with a strong brand and broad product line, including investing in new products to be sold under the Jamba® and Wolf Gourmet® brand names, (4) expanding internationally in the emerging Asian and Latin American markets by increasing product offerings and expanding its distribution channels and sales and marketing capabilities and (5) achieving global Commercial market leadership through a commitment to an enhanced global product line for chains and distributors serving the global food service and hospitality markets. HBB expects to make continued progress in the execution of its strategic initiatives in 2015.

THE KITCHEN COLLECTION, LLC
KC’s business is seasonal and a majority of revenues and operating profit typically occurs in the second half of the year when sales of small electric appliances to consumers increase significantly for the fall holiday-selling season.
FINANCIAL REVIEW
Operating Results
The results of operations for KC were as follows for the years ended December 31:

	2014	2013	2012
Revenues	$168,545	$196,033	$224,695
Operating loss	$(7,075)	$(10,903)	$(4,512)
Interest expense	$367	$390	$479
Other expense	$65	$70	$86
Net loss	$(4,603)	$(6,884)	$(3,087)
Effective income tax rate	38.7%	39.4%	39.2%

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

2014 Compared with 2013
The following table identifies the components of change in revenues for 2014 compared with 2013:

Revenues
2013	$196,033
Increase (decrease) from:
Closed stores	(30,467)
KC comparable store sales	(5,491)
LGC comparable store sales	(2,450)
New store sales	10,639
Other	281
2014	$168,545
Revenues decreased 14.0% in 2014 compared with 2013 primarily as a result of closing unprofitable KC and LGC stores and a decline in comparable store sales at both KC and LGC. The decrease in comparable store sales resulted from fewer customer visits, a reduction in store transactions and a decrease in the average sales transaction value at both store formats for 2014 compared with 2013. These decreases were partially offset by sales at newly opened KC stores.
At December 31, 2014, KC operated 237 stores compared with 272 stores at December 31, 2013. LGC operated 11 stores at December 31, 2014 compared with 32 stores at December 31, 2013. The Kitchen Collection® store count does not include 5 stores at December 31, 2013 that were only open for the holiday-selling season. The company did not utilize the seasonal store format in 2014.
The following table identifies the components of change in operating loss for 2014 compared with 2013:

Operating loss
2013	$(10,903)
Increase (decrease) from:
Selling, general and administrative expenses and other	2,790
KC comparable stores	1,458
Closed stores	1,144
KC new stores	225
Lease termination penalties	(1,200)
LGC comparable stores	(589)
2014	$(7,075)
KC recognized a decreased operating loss in 2014 compared with 2013 primarily as a result of lower Selling, general and administrative expenses, mainly from a reduction in employee-related expenses and professional fees. The decrease in operating loss was also a result of a shift in sales mix to higher margin products at KC comparable stores and from closing unprofitable KC and LGC stores during the last 12 months. These improvements were partially offset by lease termination penalties as well as losses at comparable LGC stores.
KC reported a net loss of $4.6 million in 2014 compared with a net loss of $6.9 million in 2013 primarily due to the factors affecting the change in operating loss.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

2013 Compared with 2012
The following table identifies the components of change in revenues for 2013 compared with 2012:

Revenues
2012	$224,695
Increase (decrease) from:
Closed stores	(25,865)
KC comparable store sales	(7,069)
LGC comparable store sales	(3,018)
New store sales	7,054
Other	236
2013	$196,033
Revenues decreased 12.8% in 2013 compared with 2012 primarily as a result of closing unprofitable KC and LGC stores and a decline in comparable store sales at both KC and LGC. The decrease in comparable store sales was mainly due to fewer customer visits and a reduction in store transactions at both store formats, partially offset by a higher average sale transaction value in 2013 compared with 2012. These decreases were partially offset by sales at newly opened KC stores.
At December 31, 2013, KC operated 272 stores compared with 261 stores at December 31, 2012. LGC operated 32 stores at December 31, 2013 compared with 51 stores at December 31, 2012. The Kitchen Collection® store count does not include 5 stores and 34 stores at December 31, 2013 and December 31, 2012, respectively, which were only open for the holiday-selling season.
The following table identifies the components of change in operating loss for 2013 compared with 2012:

Operating loss
2012	$(4,512)
Increase (decrease) from:
KC comparable stores	(5,198)
New stores	(1,095)
Leasehold impairment charge	(421)
Severance charges	(355)
Lower of cost or market charge	(341)
LGC comparable stores	(203)
Selling, general and administrative expenses and other	681
Closed stores	541
2013	$(10,903)
KC recognized an increased operating loss in 2013 compared with 2012. The operating loss in 2013 was primarily the result of reduced sales and a shift in sales mix to lower margin products at KC and LGC comparable stores and KC new stores. In addition, KC recorded impairment charges for leasehold improvements and furniture and fixtures at certain stores of $1.1 million in 2013 compared with $0.7 million in 2012, an increase of $0.4 million in severance charges and a $0.3 million lower of cost or market inventory charge. These items were partially offset by favorable Selling, general and administrative expenses primarily due to reductions in employee-related and supplies expense.
KC reported a net loss of $6.9 million in 2013 compared with net loss of $3.1 million in 2012 primarily due to the factors affecting the change in operating loss.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the change in cash flow for the years ended December 31:

	2014	2013	Change
Operating activities:
Net loss	$(4,603)	$(6,884)	$2,281
Depreciation	3,048	4,162	(1,114)
Other	(943)	(992)	49
Working capital changes	9,595	(6,357)	15,952
Net cash provided by (used for) operating activities	7,097	(10,071)	17,168

Investing activities:
Expenditures for property, plant and equipment	(1,193)	(2,150)	957
Other	401	37	364
Net cash used for investing activities	(792)	(2,113)	1,321

Cash flow before financing activities	$6,305	$(12,184)	$18,489
Net cash provided by (used for) operating activities increased $17.2 million during 2014 compared with 2013 primarily due to the change in working capital and the decrease in the net loss in 2014 compared with 2013. The change in working capital was primarily the result of a large decrease in inventory levels in 2014 compared with 2013, primarily attributable to the reduction in the number of stores and KC's inventory management initiative, which resulted in less inventory per store. These increases were partially offset by a decrease in depreciation primarily due to less property, plant and equipment as fewer stores were open at December 31, 2014, and impairment charges for leasehold improvements and furniture and fixtures in 2014 and 2013 resulted in less property, plant and equipment to depreciate.
Expenditures for property, plant and equipment decreased primarily due to the reduction in the number of stores.

	2014	2013	Change
Financing activities:
Net additions (reductions) of revolving credit agreements	$(1,460)	$1,460	$(2,920)
Financing fees paid	(92)	(17)	(75)
Net cash provided by (used for) financing activities	$(1,552)	$1,443	$(2,995)
The $3.0 million change in net cash provided by (used for) financing activities during 2014 compared with 2013 was primarily due to a decrease in borrowings outstanding under the KC revolving credit agreement at December 31, 2014.
Financing Activities
KC has a $30.0 million secured revolving line of credit that expires in August 2017 (the “KC Facility”). The obligations under the KC Facility are secured by substantially all assets of KC. The approximate book value of KC's assets held as collateral under the KC Facility was $50.4 million as of December 31, 2014. At December 31, 2014, the borrowing base and excess availability under the KC Facility were $22.6 million. KC had no borrowings outstanding under the KC Facility.

The maximum availability under the KC Facility is derived from a borrowing base formula using KC's eligible inventory and eligible credit card accounts receivable, as defined in the KC Facility. Borrowings bear interest at a floating rate plus a margin based on the excess availability under the agreement, as defined in the KC Facility, which can be either a base rate plus a margin of 1.00% or LIBOR plus a margin of 2.00% as of December 31, 2014. The KC Facility also requires a fee of 0.32% per annum on the unused commitment.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

The KC Facility allows for the payment of dividends to NACCO, subject to certain restrictions based on availability and meeting a fixed charge coverage ratio as described in the KC Facility. Dividends are limited to (i) $6.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $7.5 million after giving effect to such payment and maintaining a minimum fixed charge coverage ratio of 1.1 to 1.0, as defined in the KC Facility; (ii) $2.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $7.5 million after giving effect to such payment and (iii) in such amounts as determined by KC, so long as KC has excess availability under the KC Facility of $15.0 million after giving effect to such payment. At December 31, 2014, KC was in compliance with all financial covenants in the KC Facility.

KC believes funds available from cash on hand at KC and the Company, the KC Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the KC Facility expires in August 2017.

Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of KC as of December 31, 2014:

	Payments Due by Period
Contractual Obligations	Total	2015	2016	2017	2018	2019	Thereafter
Purchase and other obligations	$23,779	$23,779	$—	$—	$—	$—	$—
Operating leases	81,320	20,062	16,203	12,582	9,598	6,516	16,359
Total contractual cash obligations	$105,099	$43,841	$16,203	$12,582	$9,598	$6,516	$16,359
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
Capital Expenditures
Following is a table which summarizes actual and planned capital expenditures (in millions):

	Planned	Actual	Actual
	2015	2014	2013
KC	$1.4	$1.2	$2.2
Planned expenditures in 2015 for property, plant and equipment are primarily for improvements to KC’s information technology infrastructure and facility improvement. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

Capital Structure
KC’s capital structure is presented below.

	December 31
	2014	2013	Change
Cash and cash equivalents	$5,534	$781	$4,753
Other net tangible assets	26,636	37,451	(10,815)
Net assets	32,170	38,232	(6,062)
Total debt	—	(1,460)	1,460
Total equity	$32,170	$36,772	$(4,602)
Debt to total capitalization	(a)	(a)	(a)
(a)Debt to total capitalization is not meaningful.

Other net tangible assets decreased $10.8 million from December 31, 2013 primarily due to a decrease in inventory and property, plant and equipment, partially offset by a decrease in accounts payable, all primarily from the decrease in the number of stores open at December 31, 2014 compared with December 31, 2013.

OUTLOOK

Consumer traffic to all mall locations, and particularly outlet malls, remained weak in 2014 and that weakness is expected to continue in 2015. The middle-market consumer remains under pressure as a result of financial and economic concerns despite an economy which is improving. These factors are expected to continue to limit consumer spending levels for KC's target customer in 2015. KC expects continued market softness in 2015. In this context, KC expects to close an additional 28 stores in 2015, with most of those stores closing in the first quarter as it, in large measure, completes its program of closing underperforming stores to realign the business around core stores which perform with acceptable profitability. KC plans to maintain a lower number of stores in 2015 and, as a result, expects 2015 revenues to decrease compared with 2014.

The net effect of closing additional stores early in 2015 and the anticipated opening of a small number of new stores, mostly during the second half of 2015, as well as the ongoing evaluation of the company's expense structure, are expected to produce net income near break-even in 2015. Further, KC believes its remaining core stores will be well-positioned to take advantage of any upturn in consumer traffic. Cash flow before financing activities is expected to be positive again in 2015, but down from the high level generated in 2014. Capital expenditures are expected to be $1.4 million in 2015.

Longer term, KC plans to focus on comparable store sales growth around a solid core store portfolio. KC expects to accomplish this by enhancing sales volume and profitability through continued refinement of its formats and ongoing review of specific product offerings, merchandise mix, store displays and appearance, while continuing to improve inventory efficiency. Increasing sales of higher-margin products will continue to be a key focus. The company will also continue to evaluate and, as lease contracts permit, close or restructure leases for underperforming and loss-generating stores. In the near term, KC expects to add stores cautiously and focus its growth on its core Kitchen Collection® stores, with new stores expected to be positioned in optimum locations in strong outlet malls.

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
FINANCIAL REVIEW
Operating Results
The results of operations at NACCO and Other were as follows for the years ended December 31:

	2014	2013	2012
Revenues	$—	$—	$—
Operating loss	$(5,456)	$(6,233)	$(7,000)
Other expense, including closed mine obligations	$2,284	$1,547	$4,583
Net loss	$(5,344)	$(5,718)	$(7,681)

2014 Compared with 2013

NACCO and Other recognized a decreased operating loss in 2014 compared with 2013. The decrease in the operating loss was primarily due higher management fees charged to the subsidiaries partially offset by higher employee-related expenses. The increase in employee-related expenses was the result of a prior period accounting error detected in 2014. As a result of the error, the Company recorded a $1.1 million charge included in Selling, general and administrative expenses in NACCO and Other related to an increase in the estimated liability for certain frozen deferred compensation plans. See Note 18 to the Consolidated Financial Statements in this Form 10-K for further discussion of this error.

NACCO and Other recognized an increase in Other expense primarily due to revisions of estimated cash flows for the Bellaire asset retirement obligation.

NACCO and Other recognized a net loss of $5.3 million in 2014 compared with a net loss of $5.7 million in 2013 primarily due to the factors affecting the operating loss and other (income) expense.

2013 Compared with 2012

NACCO and Other recognized a decreased operating loss in 2013 compared with 2012. The decrease in the operating loss was primarily due to a decrease in employee-related expenses partially offset by a reduction in management fees charged to the subsidiaries', both as a result of the spin-off of Hyster-Yale.

NACCO and Other recognized a decrease in other (income) expense primarily due to revisions of estimated cash flows for the Bellaire asset retirement obligation.

NACCO and Other recognized a net loss of $5.7 million in 2013 compared with a net loss of $7.7 million in 2012 primarily due to the items affecting other (income) expense.

Hyster-Yale Spin-Off

On September 28, 2012, the Company completed the spin-off of Hyster-Yale, a former subsidiary. To complete the spin-off, the Company distributed one share of Hyster-Yale Class A common stock and one share of Hyster-Yale Class B common stock to NACCO stockholders for each share of NACCO Class A common stock or Class B common stock they owned. As a result of the spin-off, the financial position, results of operations and cash flows of Hyster-Yale are reflected as discontinued operations for 2012 in the Consolidated Financial Statements.

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

Stock Repurchase Programs

See, "Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" and Note 14 to the Consolidated Financial Statements in this Form 10-K for a discussion of the Company's stock repurchase programs.

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
Following are the parent company management fees included in each subsidiary’s Selling, general and administrative expenses for the years ended December 31:

	2014	2013	2012
NACoal	$4,521	$3,136	$4,135
HBB	$3,714	$3,424	$2,491
KC	$260	$250	$250
LIQUIDITY AND CAPITAL RESOURCES
Although NACCO’s subsidiaries have entered into borrowing agreements, NACCO has not guaranteed any borrowings of its subsidiaries. The borrowing agreements at NACoal, HBB and KC allow for the payment to NACCO of dividends and advances under certain circumstances. Dividends (to the extent permitted by its subsidiaries’ borrowing agreements), advances and management fees from its subsidiaries are the primary sources of cash for NACCO.
The Company believes funds available from cash on hand, its subsidiaries’ credit facilities and anticipated funds generated from its subsidiaries operations are sufficient to finance all of its subsidiaries scheduled principal repayments, operating needs and commitments arising during the next twelve months and until the expiration of its subsidiaries’ credit facilities.
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of NACCO and Other as of December 31, 2014:

Contractual Obligations	Total	2015	2016	2017	2018	2019	Thereafter
Operating leases	$2,491	$279	$279	$279	$279	$279	$1,096
Income taxes payable	3,670	3,670	—	—	—	—	—
Purchase and other obligations	5,223	5,223	—	—	—	—	—
Total contractual cash obligations	$11,384	$9,172	$279	$279	$279	$279	$1,096
Pension and postretirement funding can vary significantly each year due to plan amendments, changes in the market value of plan assets, legislation and the Company’s funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension and postretirement funding has not been included in the table above. NACCO does not expect to contribute to its pension plan during 2015. NACCO and Other maintains one supplemental retirement plan that pays monthly benefits to participants directly out of corporate funds. Annual benefit payments are expected to be less than $0.1 million per year over the next ten years. Benefit payments beyond that time cannot currently be estimated. All other pension benefit payments are made from assets of the pension plan.
The purchase and other obligations are primarily for accounts payable, open purchase orders, accrued payroll and incentive compensation.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

NACCO and Other has a long-term liability for mine closing reserves, primarily asset retirement obligations, of $16.4 million that is not included in the table above due to the uncertainty of the timing of payments to settle these liabilities.
Off Balance Sheet Arrangements
NACCO has not entered into any off balance sheet financing arrangements, other than operating leases, which are disclosed in the contractual obligations table above.
Capital Structure
NACCO’s consolidated capital structure is presented below:

	December 31
	2014	2013	Change
Cash and cash equivalents	$61,135	$95,390	$(34,255)
Other net tangible assets	346,704	341,483	5,221
Goodwill and intangible assets, net	67,074	59,685	7,389
Net assets	474,913	496,558	(21,645)
Total debt	(247,898)	(183,750)	(64,148)
Closed mine obligations, net of tax	(15,540)	(15,028)	(512)
Total equity	$211,475	$297,780	$(86,305)
Debt to total capitalization - continuing operations	54%	38%	16%

RECENTLY ISSUED ACCOUNTING STANDARDS
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
ENVIRONMENTAL MATTERS
The Company’s previous manufacturing operations, like those of other companies engaged in similar businesses, involved the use, disposal and cleanup of substances regulated under environmental protection laws. The Company’s NACoal and Bellaire subsidiaries are affected by the regulations of numerous agencies, particularly the Federal Office of Surface Mining, the U.S. Environmental Protection Agency, the U.S. Army Corps of Engineers and associated state regulatory authorities. In addition, NACoal and Bellaire closely monitor proposed legislation concerning SMCRA, CAA, reauthorization of the Resource Conservation and Recovery Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Endangered Species Act and other regulatory actions.
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

NACoal: (1) changes in tax laws or regulatory requirements, including changes in mining or power plant emission regulations and health, safety or environmental legislation, (2) changes in the demand for and market prices of metallurgical and steam coal produced at the Centennial (formerly known as Reed Minerals) operations, (3) changes in costs related to geological conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (4) regulatory actions, changes in mining permit requirements or delays in obtaining mining permits that could affect deliveries to customers, (5) weather conditions, extended power plant outages or other events that would change the level of customers' coal or limerock requirements, (6) weather or equipment problems that could affect deliveries to customers, (7) changes in the power industry that would affect demand for NACoal's reserves, (8) changes in the costs to reclaim current NACoal mining areas, (9) costs to pursue and develop new mining opportunities, (10) changes or termination of a long-term mining contract, or a customer default under a contract and (11) increased competition, including consolidation within the industry.

HBB: (1) changes in the sales prices, product mix or levels of consumer purchases of small electric and specialty housewares appliances, (2) changes in consumer retail and credit markets, (3) bankruptcy of or loss of major retail customers or suppliers, (4) changes in costs, including transportation costs, of sourced products, (5) delays in delivery of sourced products, (6) changes in or unavailability of quality or cost effective suppliers, (7) exchange rate fluctuations, changes in the foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which HBB buys, operates and/or sells products, (8) product liability, regulatory actions or other litigation, warranty claims or returns of products, (9) customer acceptance of, changes in costs of, or delays in the development of new products, (10) the successful integration of

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except as Noted and Per Share and Percentage Data)

the Weston Brands acquisition, (11) increased competition, including consolidation within the industry and (12) changes mandated by federal, state and other regulation, including health, safety or environmental legislation.

KC: (1) changes in gasoline prices, weather conditions, the level of consumer confidence and disposable income as a result of economic conditions, unemployment rates or other events or conditions that may adversely affect the number of customers visiting Kitchen Collection® and Le Gourmet Chef® stores, (2) changes in the sales prices, product mix or levels of consumer purchases of kitchenware, small electric appliances and gourmet foods, (3) changes in costs, including transportation costs, of inventory, (4) delays in delivery or the unavailability of inventory, (5) customer acceptance of new products, (6) the anticipated impact of the opening of new stores, the ability to renegotiate existing leases and effectively and efficiently close under-performing stores and (7) increased competition.

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
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its liabilities. The fair value of the Company's interest rate swap agreements was a payable of $0.2 million at December 31, 2014. A hypothetical 10% decrease in interest rates would cause a decrease of $0.6 million in the fair value of interest rate swap agreements and the resulting fair value would be a payable of $0.8 million.
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
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. The fair value of the Company's foreign currency exchange contracts was a net receivable of $0.3 million at December 31, 2014. Assuming a hypothetical 10% weakening of the U.S. dollar compared with the Canadian dollar at December 31, 2014, the fair value of foreign currency-sensitive financial instruments, which represents forward foreign currency exchange contracts, would be decreased by $1.0 million compared with its fair value at December 31, 2014. It is important to note that the change in fair value indicated in this sensitivity analysis would be somewhat offset by changes in the fair value of the underlying receivables and payables.
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
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure for the three-year period ended December 31, 2014.

Item 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures: An evaluation was carried out under the supervision and with the participation of the Company's management, including the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, these officers have concluded that the Company's disclosure controls and procedures are effective. Management has excluded Weston Brands from its assessment of the Company's disclosure controls and procedures because it was acquired on December 16, 2014.
Management's report on internal control over financial reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework (2013 framework), management concluded that the Company's internal control over financial reporting was effective as of December 31, 2014. As noted above in our evaluation of disclosure controls and procedures, management has excluded Weston Brands from its assessment of the effectiveness of the Company's internal control over financial reporting.  Weston Brands represented 3.6% of the Company's total assets as of December 31, 2014 and 0.1% of revenues for the year ended December 31, 2014. The Company's effectiveness of internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 15 of this Form 10-K and incorporated herein by reference.
Changes in internal control: There have been no changes in the Company's internal control over financial reporting, that occurred during the fourth quarter of 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company acquired Weston Brands on December 16, 2014, and is currently in the process of integrating Weston Brands operations, processes and internal controls. See Note 21 to the Consolidated Financial Statements for additional information regarding the acquisition.
Item 9B. OTHER INFORMATION
None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to Directors of the Company will be set forth in the 2015 Proxy Statement under the subheadings “Proposals To Be Voted On At The 2015 Annual Meeting — Proposal 1 — Election of Directors — Director Nominee Information,” which information is incorporated herein by reference.
Information with respect to the audit review committee and the audit review committee financial expert will be set forth in the 2015 Proxy Statement under the subheading “Corporate Governance Information — Directors' Meetings and Committees,” which information is incorporated herein by reference.
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Company's Directors, executive officers and holders of more than ten percent of the Company's equity securities will be set forth in the 2015 Proxy Statement under the subheading “Other Important Information — Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.
Information regarding the executive officers of the Company is included in this Form 10-K as Item 4A of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.
The Company has adopted a code of business conduct and ethics applicable to all Company personnel, including the principal executive officer, principal financial officer, principal accounting officer or controller, or other persons performing similar functions. The code of business conduct and ethics, entitled the “Code of Corporate Conduct,” is posted on the Company's website at www.nacco.com under “Corporate Governance.”
Item 11. EXECUTIVE COMPENSATION
Information with respect to executive compensation will be set forth in the 2015 Proxy Statement under the heading “Executive Compensation Information” and subheadings “Proposals To Be Voted On At The 2015 Annual Meeting — Proposal 1 — Election of Directors— Director Compensation,” which information is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2015 Proxy Statement under the subheading “Other Important Information — Beneficial Ownership of Class A Common and Class B Common,” which information is incorporated herein by reference.
Information with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance will be set forth in the 2015 Proxy Statement under the subheading “Other Important Information — Equity Compensation Plan Information," which information is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to certain relationships and related transactions will be set forth in the 2015 Proxy Statement under the subheadings “Corporate Governance Information — Directors' Meetings and Committees” and “— Certain Business Relationships,” which information is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services will be set forth in the 2015 Proxy Statement under the heading “Proposals To Be Voted On At The 2015 Annual Meeting — Proposal 4 — Ratification of the Appointment of Ernst & Young LLP as the Company's Independent Registered Public Accounting Firm for 2015,” which information is incorporated herein by reference.

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

March 9, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alfred M. Rankin, Jr.	Chairman, President and Chief Executive Officer (principal executive officer), Director	March 9, 2015
Alfred M. Rankin, Jr.

/s/ Elizabeth I. Loveman	Vice President and Controller (principal financial and accounting officer)	March 9, 2015
Elizabeth I. Loveman

* Scott S. Cowen	Director	March 9, 2015
Scott S. Cowen

* John P. Jumper	Director	March 9, 2015
John P. Jumper

* Dennis W. LaBarre	Director	March 9, 2015
Dennis W. LaBarre

* Richard de J. Osborne	Director	March 9, 2015
Richard de J. Osborne

* James A. Ratner	Director	March 9, 2015
James A. Ratner

* Britton T. Taplin	Director	March 9, 2015
Britton T. Taplin

* David F. Taplin	Director	March 9, 2015
David F. Taplin

* David B. H. Williams	Director	March 9, 2015
David B. H. Williams

* Elizabeth I. Loveman, by signing her name hereto, does hereby sign this Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.

/s/ Elizabeth I. Loveman	March 9, 2015
Elizabeth I. Loveman, Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a)(1) AND (2), AND ITEM 15(c)
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULES
YEAR ENDED DECEMBER 31, 2014
NACCO INDUSTRIES, INC.
CLEVELAND, OHIO

FORM 10-K
ITEM 15(a)(1) AND (2)
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
The following consolidated financial statements of NACCO Industries, Inc. and Subsidiaries are incorporated by reference in Item 8:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm — For each of the three years in the period ended December 31, 2014.	F-3
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm on Internal Control over Financial Reporting — Year ended December 31, 2014.	F-4
Consolidated Statements of Operations — Year ended December 31, 2014, 2013 and 2012.	F-5
Consolidated Statements of Comprehensive Income (Loss) — Year ended December 31, 2014, 2013 and 2012.	F-6
Consolidated Balance Sheets — December 31, 2014 and December 31, 2013.	F-7
Consolidated Statements of Cash Flows — Year ended December 31, 2014, 2013 and 2012.	F-8
Consolidated Statements of Equity — Year ended December 31, 2014, 2013 and 2012.	F-9
Notes to Consolidated Financial Statements.	F-10
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of NACCO Industries, Inc.

We have audited the accompanying consolidated balance sheets of NACCO Industries, Inc. and Subsidiaries (collectively “the Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NACCO Industries, Inc. and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NACCO Industries, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 9, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
March 9, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of NACCO Industries, Inc.

We have audited NACCO Industries, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). NACCO Industries, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting in Item 9A of the Form 10‑K. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, NACCO Industries, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NACCO Industries, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2014 of NACCO Industries, Inc. and Subsidiaries, and our report dated March 9, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
March 9, 2015

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2014	2013	2012
	(In thousands, except per share data)
Revenues	$896,782	$932,666	$873,364
Cost of sales	711,710	711,375	647,422
Gross profit	185,072	221,291	225,942
Earnings of unconsolidated mines	48,396	46,429	45,244
Operating expenses
Selling, general and administrative expenses	198,697	199,331	207,553
Reed Minerals long-lived asset impairment charge	105,119	—	—
Reed Minerals goodwill impairment charge	—	3,973	—
Amortization of intangible assets	3,300	3,668	2,802
Gain on sale of assets	(7,339)	(588)	(6,811)
	299,777	206,384	203,544
Operating profit (loss)	(66,309)	61,336	67,642
Other expense (income)
Interest expense	7,566	4,775	6,088
Income from other unconsolidated affiliates	(161)	(1,432)	(1,552)
Closed mine obligations	2,582	1,817	4,595
Other, net, including interest income	277	456	483
	10,264	5,616	9,614
Income (loss) from continuing operations before income tax (benefit) provision	(76,573)	55,720	58,028
Income tax provision (benefit)	(38,455)	11,270	15,865
Income (loss) from continuing operations, net of tax	(38,118)	44,450	42,163
Income from discontinued operations, net of tax expense of $7,599 in 2012	—	—	66,535
Net income (loss)	$(38,118)	$44,450	$108,698

Basic earnings (loss) per share:
Continuing operations	$(5.02)	$5.48	$5.04
Discontinued operations	—	—	7.93
Basic earnings (loss) per share	$(5.02)	$5.48	$12.97

Diluted earnings (loss) per share:
Continuing operations	$(5.02)	$5.47	$5.02
Discontinued operations	—	—	7.90
Diluted earnings (loss) per share	$(5.02)	$5.47	$12.92

Basic weighted average shares outstanding	7,590	8,105	8,384
Diluted weighted average shares outstanding	7,590	8,124	8,414

See notes to consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2014	2013	2012
	(In thousands)
Net income (loss)	$(38,118)	$44,450	$108,698
Other comprehensive income (loss)
Foreign currency translation adjustment	(1,896)	(229)	145
Deferred gain on available for sale securities	442	729	265
Current period cash flow hedging activity, net of $838 tax benefit in 2014, $477 tax expense in 2013 and $2,471 tax expense in 2012	(1,518)	810	7,658
Reclassification of hedging activities into earnings, net of $489 tax benefit in 2014, $95 tax benefit in 2013 and $2,630 tax expense in 2012	898	152	(2,757)
Current period pension and postretirement plan adjustment, net of $3,292 tax benefit in 2014, $5,531 tax expense in 2013 and $1,553 tax benefit in 2012	(6,483)	8,022	(1,716)
Curtailment gain into earnings, net of $718 tax expense in 2013	—	(983)	—
Reclassification of pension and postretirement adjustments into earnings, net of $313 tax benefit in 2014, $740 tax benefit in 2013 and $2,056 tax benefit in 2012	627	1,101	5,885
Total other comprehensive income (loss)	$(7,930)	$9,602	$9,480
Comprehensive income (loss)	$(46,048)	$54,052	$118,178
See notes to consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2014	2013
	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$61,135	$95,390
Accounts receivable, net of allowances of $17,327 in 2014 and $13,705 in 2013	123,466	120,789
Accounts receivable from affiliates	57,421	32,636
Inventories, net	190,382	184,445
Deferred income taxes	18,566	14,452
Prepaid expenses and other	14,743	13,578
Total current assets	465,713	461,290
Property, plant and equipment, net	159,644	219,256
Goodwill	6,253	—
Other intangibles, net	60,821	59,685
Deferred income taxes	15,806	595
Other non-current assets	62,283	69,130
Total assets	$770,520	$809,956
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$133,668	$133,016
Revolving credit agreements of subsidiaries — not guaranteed by the parent company	55,000	23,460
Current maturities of long-term debt of subsidiaries — not guaranteed by the parent company	1,467	7,859
Accrued income taxes	4,015	8,877
Accrued payroll	23,567	29,030
Other current liabilities	36,964	35,877
Total current liabilities	254,681	238,119
Long-term debt of subsidiaries — not guaranteed by the parent company	191,431	152,431
Mine closing reserves	37,399	29,764
Pension and other postretirement obligations	10,616	7,648
Deferred income taxes	—	24,786
Other long-term liabilities	64,919	59,428
Total liabilities	559,046	512,176
Stockholders’ equity
Common stock:
Class A, par value $1 per share, 5,662,214 shares outstanding (2013 - 6,290,414 shares outstanding)	5,662	6,290
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,573,292 shares outstanding (2013 - 1,581,106 shares outstanding)	1,573	1,581
Capital in excess of par value	—	—
Retained earnings	224,428	302,168
Accumulated other comprehensive income (loss)	(20,189)	(12,259)
Total stockholders’ equity	211,474	297,780
Total liabilities and equity	$770,520	$809,956
See notes to consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2014	2013	2012
	(In thousands)
Operating Activities
Net income (loss)	$(38,118)	$44,450	$108,698
Income from discontinued operations	—	—	66,535
Income (loss) from continuing operations	(38,118)	44,450	42,163

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	28,070	24,572	17,992
Amortization of deferred financing fees	229	614	1,118
Deferred income taxes	(41,347)	(7,646)	14,646
Reed Minerals long-lived asset impairment charge	105,119	—	—
Reed Minerals goodwill impairment charge	—	3,973	—
Gain on sale of assets	(7,339)	(588)	(6,811)
Other	14,667	(14,572)	13,117
Working capital changes, excluding the effect of business acquisitions:
Accounts receivable	(22,506)	(2,779)	(19,154)
Inventories	(879)	(14,871)	(2,776)
Other current assets	201	(802)	(1,077)
Accounts payable	(2,963)	4,851	23,870
Other current liabilities	(15,335)	15,863	(8,753)
Net cash provided by operating activities of continuing operations	19,799	53,065	74,335
Net cash provided by operating activities of discontinued operations	—	—	68,679

Investing Activities
Expenditures for property, plant and equipment	(57,500)	(57,449)	(44,682)
Acquisition of business	(25,000)	—	(69,287)
Proceeds from the sale of assets	8,134	2,504	35,974
Proceeds from note receivable	—	—	14,434
Cash payment for cost method investment	—	(5,000)	—
Other	(568)	(789)	(207)
Net cash used for investing activities of continuing operations	(74,934)	(60,734)	(63,768)
Net cash used for investing activities of discontinued operations	—	—	(10,469)

Financing Activities
Reductions of long-term debt	(9,399)	(15,803)	(62,446)
Net additions to revolving credit agreements	73,546	19,654	82,655
Cash dividends paid	(7,755)	(8,104)	(45,130)
Cash dividends received from Hyster-Yale	—	—	5,000
Purchase of treasury shares	(35,075)	(31,306)	(3,178)
Financing fees paid	(333)	(1,209)	(1,433)
Other	(5)	(8)	12
Net cash provided by (used for) financing activities of continuing operations	20,979	(36,776)	(24,520)
Net cash used for financing activities of discontinued operations	—	—	(98,913)

Effect of exchange rate changes on cash of continuing operations	(99)	(20)	24
Effect of exchange rate changes on cash of discontinued operations	—	—	838
Cash and Cash Equivalents
Decrease for the year	(34,255)	(44,465)	(53,794)
Net increase related to discontinued operations	—	—	39,865
Balance at the beginning of the year	95,390	139,855	153,784
Balance at the end of the year	$61,135	$95,390	$139,855
See notes to consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Available for Sale Securities	Deferred Gain (Loss) on Cash Flow Hedging	Pension and Postretirement Plan Adjustment	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(In thousands, except per share data)
Balance, January 1, 2012	$6,778	$1,596	$22,786	$619,614	$13,210	$27	$2,597	$(90,398)	$576,210	$882	$577,092
Stock-based compensation	30	—	4,953	—	—	—	—	—	4,983	—	4,983
Purchase of treasury shares	(51)	—	(3,127)	—	—	—	—	—	(3,178)	—	(3,178)
Conversion of Class B to Class A shares	14	(14)	—	—	—	—	—	—	—	—	—
Net income attributable to stockholders	—	—	—	108,698	—	—	—	—	108,698	—	108,698
Cash dividends on Class A and Class B common stock: $5.3775 per share	—	—	—	(45,130)	—	—	—	—	(45,130)	—	(45,130)
Stock dividend	—	—	—	(412,955)	(13,929)	—	(7,784)	64,936	(369,732)	(882)	(370,614)
Current period other comprehensive income (loss)	—	—	—	—	145	265	7,658	(1,716)	6,352	—	6,352
Reclassification adjustment to net income	—	—	—	—	—	—	(2,757)	5,885	3,128	—	3,128
Balance, December 31, 2012	$6,771	$1,582	$24,612	$270,227	$(574)	$292	$(286)	$(21,293)	$281,331	$—	$281,331
Stock-based compensation	83	—	1,724	—	—	—	—	—	1,807	—	1,807
Purchase of treasury shares	(565)	—	(26,336)	(4,405)	—	—	—	—	(31,306)	—	(31,306)
Conversion of Class B to Class A shares	1	(1)	—	—	—	—	—	—	—	—	—
Net income	—	—	—	44,450	—	—	—	—	44,450	—	44,450
Cash dividends on Class A and Class B common stock: $1.000 per share	—	—	—	(8,104)	—	—	—	—	(8,104)	—	(8,104)
Current period other comprehensive income (loss)	—	—	—	—	(229)	729	810	8,022	9,332	—	9,332
Current period curtailment gain	—	—	—	—	—	—	—	(983)	(983)	—	(983)
Reclassification adjustment to net income	—	—	—	—	—		152	1,101	1,253	—	1,253
Balance, December 31, 2013	$6,290	$1,581	$—	$302,168	$(803)	$1,021	$676	$(13,153)	$297,780	$—	$297,780
Stock-based compensation	28	—	2,544	—	—	—	—	—	2,572	—	2,572
Purchase of treasury shares	(664)	—	(2,544)	(31,867)	—	—	—	—	(35,075)	—	(35,075)
Conversion of Class B to Class A shares	8	(8)	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	(38,118)	—	—	—	—	(38,118)	—	(38,118)
Cash dividends on Class A and Class B common stock: $1.0225 per share	—	—	—	(7,755)	—	—	—	—	(7,755)	—	(7,755)
Current period other comprehensive income (loss)	—	—	—	—	(1,896)	442	(1,518)	(6,483)	(9,455)	—	(9,455)
Reclassification adjustment to net income (loss)	—	—	—	—	—	—	898	627	1,525	—	1,525
Balance, December 31, 2014	$5,662	$1,573	$—	$224,428	$(2,699)	$1,463	$56	$(19,009)	$211,474	$—	$211,474
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

The North American Coal Corporation and its affiliated companies (collectively, “NACoal”) mine and market steam and metallurgical coal for use in power generation and steel production and provide selected value-added mining services for other natural resources companies. Hamilton Beach Brands, Inc. (“HBB”) is a leading designer, marketer and distributor of small electric household and specialty housewares appliances as well as commercial products for restaurants, bars and hotels. The Kitchen Collection, LLC (“KC”) is a national specialty retailer of kitchenware operating under the Kitchen Collection® and Le Gourmet Chef® store names in outlet and traditional malls throughout the United States. On September 28, 2012, the Company spun-off Hyster-Yale Materials Handling, Inc. ("Hyster-Yale"), a former subsidiary. The financial position, results of operations and cash flows of Hyster-Yale are reflected as discontinued operations for all periods presented through the date of the spin-off. See Note 3 for further details regarding the spin-off.

NACoal has two consolidated mining operations: Mississippi Lignite Mining Company (“MLMC”) and Reed Minerals, Inc. ("Reed Minerals"). NACoal also provides dragline mining services for independently owned limerock quarries in Florida. NACoal has the following wholly owned unconsolidated subsidiaries that each meet the definition of a variable interest entity and are accounted for using the equity method:

The Coteau Properties Company (“Coteau”)
The Falkirk Mining Company (“Falkirk”)
The Sabine Mining Company (“Sabine”)
Demery Resources Company, LLC (“Demery”)
Caddo Creek Resources Company, LLC (“Caddo Creek”)
Coyote Creek Mining Company, LLC (“Coyote Creek”)
Camino Real Fuels, LLC (“Camino Real”)
Liberty Fuels Company, LLC (“Liberty”)
NoDak Energy Services, LLC ("NoDak")

The unconsolidated subsidiaries, with the exception of NoDak (collectively the "Unconsolidated Mines"), were formed to develop, construct and operate surface coal mines under long-term contracts and are capitalized primarily with debt financing provided by or supported by their respective customers, and without recourse to NACCO and NACoal. Coteau, Falkirk, Sabine, Liberty and Coyote supply lignite coal for power generation. Demery and Caddo Creek supply lignite coal for the production of activated carbon. Camino Real supplies sub-bituminous coal for power generation. NoDak operates and maintains a coal processing facility.

Coteau, Falkirk and Sabine were developed between 1974 and 1981. Demery commenced delivering coal to its customer in 2012 and full production levels are expected to be reached in 2016. Liberty commenced production in 2013 but did not deliver any coal in 2014. Production levels are expected to increase gradually beginning in 2015 to full production of approximately 4.3 million tons of coal annually beginning in 2020. Construction of the Kemper County Energy Facility adjacent to Liberty is still ongoing, which may affect the pace of the increase in deliveries. Caddo Creek commenced delivering coal in late 2014. Camino Real expects initial deliveries in the second half of 2015, and expects to mine approximately 2.5 million to 3.0 million tons of coal annually when at full production. Coyote Creek received its mining permit in October 2014 and is developing a mine in Mercer County, North Dakota, from which it expects to deliver approximately 2.5 million tons of coal annually beginning in mid-2016.

The contracts with the customers of the Unconsolidated Mines provide for reimbursement at a price based on actual costs plus an agreed pre-tax profit per ton of coal sold or actual costs plus a management fee. Although NACoal owns 100% of the equity and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities or absorb any expected losses without additional support from the customers. The customers have a controlling financial interest and have the power to direct the activities that most significantly

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

affect the economic performance of the entities. As a result, NACoal is not the primary beneficiary and therefore does not consolidate these entities' financial position or results of operations. The income taxes resulting from operations of the Unconsolidated Mines are solely the responsibility of the Company. The pre-tax income from the Unconsolidated Mines, excluding NoDak, is reported on the line “Earnings of unconsolidated mines” in the Consolidated Statements of Operations, with related taxes included in the provision for income taxes. The Company has included the pre-tax earnings of the Unconsolidated Mines, excluding NoDak, above operating profit as they are an integral component of the Company's business and operating results. The pre-tax income from NoDak is reported on the line "Income from other unconsolidated affiliates" in the "Other (income) expense" section of the Consolidated Statements of Operations, with the related income taxes included in the provision for income taxes. The Unconsolidated Mines are accounted for under the equity method. See Note 20 for further discussion.

North American Coal Corporation India Private Limited ("NACC India") was formed to provide technical business advisory services to the third-party owner of a coal mine in India.  During 2014, NACC India's customer defaulted on its contractual payment obligations and as a result of this default, NACC India has terminated its contract with the customer and is pursuing contractual remedies. As a result of this default, NACoal recognized a $1.1 million after-tax charge to establish an allowance against the receivable from NACC India's customer. Prior to contract termination, NACC India met the definition of a variable interest entity of which NACoal was not the primary beneficiary and was accounted for using the equity method with net income or loss reported on the line "(Income) loss from other unconsolidated affiliates" in the "Other expense (income)" section of the Consolidated Statements of Operations. Subsequent to contract termination, NACC India is no longer a variable interest entity and its financial position and results of operations are consolidated by NACoal as of the contract termination date.

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
Property, Plant and Equipment, Net: Property, plant and equipment are initially recorded at cost. Depreciation, depletion and amortization are provided in amounts sufficient to amortize the cost of the assets, including assets recorded under capital leases, over their estimated useful lives using the straight-line method. Buildings and building improvements are depreciated using a 40 year life or, at NACoal, over the life of the mine, which is 30 years. Estimated lives for machinery and equipment range from three to 15 years. Leasehold improvements are depreciated over the shorter of the estimated useful life or the term of the lease. The units-of-production method is used to amortize certain tooling for sourced products and certain coal-related assets based on estimated recoverable tonnages. Repairs and maintenance costs are generally expensed when incurred. Asset retirement costs associated with asset retirement obligations are capitalized with the carrying amount of the related long-lived asset and depreciated over the asset's estimated useful life.
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
Coal Supply Agreement: The coal supply agreement represents a long-term supply agreement with NACoal's customer and was recorded based on the fair value at the date of acquisition. The coal supply agreement is amortized based on units of production over the term of the agreement, which is estimated to be 30 years. The Company reviews identified intangible assets for impairment when changes in circumstances or the occurrence of certain events indicate potential impairment.
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
Advertising Costs: Advertising costs, except for direct response advertising, are expensed as incurred. Total advertising expense was $20.4 million, $20.1 million and $16.5 million in 2014, 2013 and 2012, respectively. Included in these advertising costs are amounts related to cooperative advertising programs at HBB that are recorded as a reduction of sales in the Consolidated Statements of Operations as related revenues are recognized. Direct response advertising, which consists primarily of costs to produce television commercials for HBB products, is capitalized and amortized over the expected period of future benefits. No assets related to direct response advertising were capitalized at December 31, 2014 or 2013.
Product Development Costs: Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to $9.6 million, $8.1 million and $7.5 million in 2014, 2013 and 2012, respectively.
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
Stock Compensation: The Company maintains long-term incentive programs at all of its subsidiaries. The parent company has stock compensation plans that allow the grant of shares of Class A common stock, subject to restrictions, as a means of retaining and rewarding selected employees for long-term performance and to increase ownership in the Company. Shares awarded under the plans are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends at the earliest of (i) five years after the participant's retirement date, (ii) ten years from the award date, or (iii) the participant's death or permanent disability. Pursuant to the plans, the Company issued 32,591 and 16,123 shares related to the years ended December 31, 2014 and 2013, respectively. After the issuance of these shares, there were 201,168 shares of Class A common

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

stock available for issuance under these plans. Compensation expense related to these share awards was $1.8 million ($1.2 million net of tax), $0.9 million ($0.6 million net of tax) and $4.4 million ($2.8 million net of tax) for the years ended December 31, 2014, 2013 and 2012, respectively. Compensation expense represents fair value based on the market price of the shares of Class A common stock at the grant date.
The Company also has a stock compensation plan for non-employee directors of the Company under which a portion of the non-employee directors’ annual retainer is paid in restricted shares of Class A common stock. For the years ended December 31, 2014, December 31, 2013 and December 31, 2012, $69,000 of the non-employee directors’ annual retainer of $125,000 was paid in restricted shares of Class A common stock. Shares awarded under the plan are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends at the earliest of (i) ten years from the award date, (ii) the date of the director's death or permanent disability, (iii) five years (or earlier with the approval of the Board of Directors) after the director's date of retirement from the Board of Directors, or (iv) the date of the participant's retirement from the Board of Directors and the director has reached 70 years of age. Pursuant to this plan, the Company issued 10,446, 9,472 and 8,944 shares related to the years ended December 31, 2014, 2013 and 2012, respectively. In addition to the mandatory retainer fee received in restricted stock, directors may elect to receive shares of Class A common stock in lieu of cash for up to 100% of the balance of their annual retainer, meeting attendance fees, committee retainer and any committee chairman's fees. These voluntary shares are not subject to any restrictions. Total shares issued under voluntary elections were 1,335 in 2014, 1,300 in 2013, and 1,991 in 2012. After the issuance of these shares, there were 61,261 shares of Class A common stock available for issuance under this plan. Compensation expense related to these awards was $0.6 million ($0.4 million net of tax), $0.6 million ($0.4 million net of tax) and $0.8 million ($0.5 million net of tax) for the years ended December 31, 2014, 2013 and 2012, respectively. Compensation expense represents fair value based on the market price of the shares of Class A common stock at the grant date.
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

NOTE 3—Other Transactions

NACoal: During the fourth quarter of 2014, NACoal's long-lived asset evaluation resulted in the Company recording a non-cash, asset impairment charge of $105.1 million on the line Reed Minerals long-lived asset impairment charge in the Consolidated Statements of Operations. See Note 5, Note 6 and Note 10 for further discussion of the Company's long-lived asset impairment.

During 2014, NACoal recognized a gain of $3.5 million from the sale of assets to Mississippi Power Company. These assets were previously classified as held for sale. Also during 2014, NACoal recognized an unrelated gain of $2.2 million from the sale of land.

During 2013, NACoal acquired the equipment of National Coal of Alabama, Inc. ("NCOA") in exchange for the assumption of outstanding debt. The outstanding debt was repaid concurrently with the acquisition of the equipment utilizing borrowings under NACoal's existing unsecured revolving line of credit. During 2014, NACoal acquired coal reserves and prepaid royalties and assumed certain reclamation obligations of NCOA. See Note 21 for further discussion of the NCOA acquisition.

During 2013, NACoal recorded a cash outflow for investing activities for $5.0 million for a cost method investment, which is included in "Other non-current assets" on the Consolidated Balance Sheet at December 31, 2014 and 2013.

On August 31, 2012, NACoal acquired Reed Minerals, which is based in Jasper, Alabama and is involved in the mining of steam and metallurgical coal. The results of Reed Minerals operations have been included in the Company's consolidated financial statements since the date of acquisition.

During 2012, NACoal sold two draglines for $31.2 million and recognized a gain on the sale of one dragline of $3.3 million. These assets were previously reported as held for sale on the Consolidated Balance Sheet. Also during 2012, NACoal recognized a gain of $3.5 million from the sale of land.

Included in "Accounts receivable from affiliates" on the Consolidated Balance Sheet is $53.2 million and $27.9 million as of December 31, 2014 and December 31, 2013, respectively, due from Coyote Creek, an unconsolidated mine, primarily for the purchase of a dragline from NACoal.

HBB: During 2014, HBB completed the acquisition of Weston Products, LLC, which HBB refers to as Weston Brands, in exchange for cash consideration of $25.4 million, of which $25.0 million was paid at closing. The final purchase price is subject to customary post-closing adjustments based on net working capital and EBITDA calculations. The net working capital and EBITDA adjustment is estimated to be $0.4 million and will be paid in 2015. As a result of the 2014 Weston Brands acquisition, HBB now markets a range of game and garden food processing equipment including, but not limited to, meat grinders, bag sealers, dehydrators and meat slicers under the Weston® brand as well as several private label brands. The results of Weston Brands operations have been included in the Company's Consolidated Financial Statements since December 16, 2014. See Note 21 for further discussion of the Weston acquisition.

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

As a result of the spin-off, the results of operations and cash flows of Hyster-Yale are reflected as discontinued operations through the date of the spin-off in the Consolidated Financial Statements.

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

NOTE 4—Inventories

Inventories are summarized as follows:

	December 31
	2014	2013
Coal - NACoal	$29,576	$24,710
Mining supplies - NACoal	19,774	17,406
Total inventories at weighted average cost	49,350	42,116
Sourced inventories - HBB	104,746	90,713
Retail inventories - KC	36,286	51,616
Total inventories at FIFO	141,032	142,329
	$190,382	$184,445

NOTE 5—Property, Plant and Equipment, Net

Property, plant and equipment, net includes the following:

	December 31
	2014	2013
Coal lands and real estate:
NACoal	$54,228	$83,736
HBB	226	226
NACCO and Other	469	—
	54,923	83,962
Plant and equipment:
NACoal	146,994	180,418
HBB	49,579	45,141
KC	26,152	28,615
NACCO and Other	4,655	4,552
	227,380	258,726
Property, plant and equipment, at cost	282,303	342,688
Less allowances for depreciation, depletion and amortization	122,659	123,432
	$159,644	$219,256
Total depreciation, depletion and amortization expense on property, plant and equipment was $24.8 million, $20.9 million and $15.2 million during 2014, 2013, and 2012, respectively.

NACoal's long-lived asset evaluation during 2014 resulted in the Company recording a non-cash, impairment charge with respect to its Reed Minerals mining operations asset group of $105.1 million recorded on the line Reed Minerals long-lived asset impairment charge in the Consolidated Statements of Operations, of which $99.4 million was for Reed Minerals' Property, Plant and Equipment. The fair value of the asset group was calculated using the combination of a market and income approach and reduced the carrying value of coal land and real estate to $7.2 million and other property, plant and equipment to $37.1 million. See Note 10 for further discussion of this nonrecurring fair value measurement.

KC's long-lived asset evaluations during 2014, 2013 and 2012 resulted in the Company recording an impairment charge of $0.9 million, $1.1 million and $0.7 million, respectively, in depreciation expense for leasehold improvements and furniture and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

fixtures as projected future cash flows were not sufficient to recover the net carrying value of these assets. See Note 10 for further discussion of these nonrecurring fair value measurements.

Proven and probable coal reserves, excluding the Unconsolidated Mines, approximated 1.0 billion tons (unaudited) at December 31, 2014 and 1.2 billion tons (unaudited) at December 31, 2013. These tons are reported on an "as received by the customer basis" and are the equivalent of “demonstrated reserves” under the coal resource classification system of the U.S. Geological Survey. Generally, these reserves would be commercially mineable at year-end prices and cost levels, using current technology and mining practices.

NOTE 6—Intangible Assets
During 2014, HBB acquired Weston Brands for a preliminary purchase price of $25.4 million. Of the preliminary purchase price, $10.1 million was allocated to identifiable intangible assets, including customer relationships of $5.8 million, trademarks of $3.1 million and other intangibles of $1.2 million. Preliminary goodwill is $6.3 million. See Note 21 for further discussion of the Weston Brands acquisition.
Intangible assets other than goodwill, which are subject to amortization, consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance at December 31, 2014
NACoal:
Coal supply agreements	$84,200	$(33,421)	$50,779
Other intangibles	—	—	—
	$84,200	$(33,421)	$50,779

HBB:
Customer relationships	$5,760	$(40)	$5,720
Trademarks	3,100	(8)	3,092
Other intangibles	1,240	(10)	1,230
	$10,100	$(58)	$10,042

Balance at December 31, 2013
NACoal:
Coal supply agreements	$91,480	$(32,492)	$58,988
Other intangibles	950	(253)	697
	$92,430	$(32,745)	$59,685
Amortization expense for intangible assets was $3.3 million, $3.7 million and $2.8 million in 2014, 2013 and 2012, respectively.
NACoal's long-lived asset evaluation during 2014 resulted in the Company recording a non-cash, impairment charge with respect to its Reed Minerals mining operations asset group of $105.1 million recorded on the line Reed Minerals long-lived asset impairment charge in the Consolidated Statements of Operations, of which $5.7 million was for intangible assets. The fair value of the intangible assets was calculated using an income approach and reduced the carrying value of the Reed Minerals' intangible assets to zero. See Note 10 for further discussion of this nonrecurring fair value measurement.
Expected annual amortization expense of NACoal's coal supply agreement for the next five years is as follows: $2.7 million in 2015 and 2016, $2.8 million in 2017, 2018 and 2019, respectively. The coal supply agreement is amortized based on units of production over the term of the agreement, which is estimated to be 30 years.
Expected annual amortization expense of HBB's intangible assets for the next five years is $1.4 million in 2015, 2016, 2017, 2018 and 2019. The weighted average amortization period for HBB's intangible assets is approximately 9 years.

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
Bellaire Corporation (“Bellaire”) is a non-operating subsidiary of the Company with legacy liabilities relating to closed mining operations, primarily former Eastern U.S. underground coal mining operations. These legacy liabilities include obligations for water treatment and other environmental remediation that arose as part of the normal course of closing these underground mining operations. The Company determined the amounts of these obligations based on estimates adjusted for inflation and then discounted the amounts using a credit-adjusted risk-free interest rate. The accretion of the liability is recognized over the estimated life of the asset retirement obligation and is recorded in the line “Closed mine obligations” in the accompanying Consolidated Statements of Operations. Since Bellaire's properties are no longer active operations, no associated asset has been capitalized.

In connection with Bellaire's normal permit renewal with the Pennsylvania Department of Environmental Protection ("DEP"), Bellaire was notified during 2004 that in order to obtain renewal of the permit Bellaire would be required to establish a mine water treatment trust (the "Mine Water Treatment Trust"). On October 1, 2010, Bellaire executed a Post-Mining Treatment Trust Consent Order and Agreement with the DEP which established the Mine Water Treatment Trust to provide a financial assurance mechanism in order to assure the long-term treatment of post-mining discharges. Bellaire funded the Mine Water Treatment Trust with $5.0 million. The fair value of the Mine Water Treatment assets are $7.2 million at December 31, 2014 and are legally restricted for purposes of settling the Bellaire asset retirement obligation. See Note 10 for further fair value disclosure.
A reconciliation of the beginning and ending aggregate carrying amount of the asset retirement obligations are as follows:

	NACoal	Bellaire	NACCO Consolidated
Balance at January 1, 2013	$15,070	$16,416	$31,486
Liabilities settled during the period	(316)	(1,243)	(1,559)
Accretion expense	735	1,161	1,896
Revision of estimated cash flows	—	592	592
Balance at December 31, 2013	$15,489	$16,926	$32,415
Liabilities acquired during the period	7,297	—	7,297
Liabilities settled during the period	(381)	(1,128)	(1,509)
Accretion expense	379	1,183	1,562
Revision of estimated cash flows	1,448	606	2,054
Balance at December 31, 2014	$24,232	$17,587	$41,819
The revision of estimated cash flows for the year ended December 31, 2014 is due to reclamation of Reed mines.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

NOTE 8—Current and Long-Term Financing

Financing arrangements are obtained and maintained at the subsidiary level. NACCO has not guaranteed any borrowings of its subsidiaries.
The following table summarizes the Company's available and outstanding borrowings:

	December 31
	2014	2013
Total outstanding borrowings:
Revolving credit agreements:
NACoal	$180,000	$140,000
HBB	52,845	18,447
KC	—	1,460
	$232,845	$159,907

Capital lease obligations and other term loans — NACoal	$14,445	$17,414
Private Placement Notes — NACoal	—	6,429
Other debt — HBB	608	—
Total debt outstanding	$247,898	$183,750

Current portion of borrowings outstanding:
NACoal	$56,467	$29,859
KC	—	1,460
	$56,467	$31,319
Long-term portion of borrowings outstanding:
NACoal	$137,978	$133,984
HBB	53,453	18,447
	$191,431	$152,431
Total available borrowings, net of limitations, under revolving credit agreements:
NACoal	$223,995	$223,936
HBB	112,105	111,584
KC	22,596	27,000
	$358,696	$362,520
Unused revolving credit agreements:
NACoal	$43,995	$83,936
HBB	59,260	93,137
KC	22,596	25,540
	$125,851	$202,613
Weighted average stated interest rate on total borrowings:
NACoal	2.5%	2.3%
HBB	2.0%	3.2%
KC	N/A	4.3%

Weighted average effective interest rate on total borrowings (including interest rate swap agreements):
NACoal	3.1%	3.0%
HBB	2.5%	3.2%
KC	N/A	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

Annual maturities of total debt, excluding capital leases, are as follows:

2015	$55,000
2016	608
2017	—
2018	125,000
2019	55,652
Thereafter	—
$236,260
Interest paid on total debt was $7.4 million, $5.3 million and $5.5 million during 2014, 2013 and 2012, respectively. Interest capitalized was $0.3 million and $0.5 million in 2014 and 2013 and respectively.
NACoal: NACoal has an unsecured revolving line of credit of up to $225.0 million (the “NACoal Facility”) that expires in November 2018. Borrowings outstanding under the NACoal Facility were $180.0 million at December 31, 2014. At December 31, 2014, the excess availability under the NACoal Facility was $44.0 million, which reflects a reduction for outstanding letters of credit of $1.0 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon NACoal achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective December 31, 2014, for base rate and LIBOR loans were 1.25% and 2.25%, respectively. The NACoal Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.40% on the unused commitment at December 31, 2014. The weighted average interest rate applicable to the NACoal Facility at December 31, 2014 was 2.53% including the floating rate margin and excluding the effect of the interest rate swap agreements.

The NACoal Facility contains restrictive covenants, which require, among other things, NACoal to maintain a maximum debt to EBITDA ratio of 3.50 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The NACoal Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 3.00 to 1.00 in conjunction with maintaining unused availability thresholds of borrowing capacity, as defined in the NACoal Facility, of $15.0 million. At December 31, 2014, NACoal was in compliance with all financial covenants in the NACoal Facility.

NACoal has a demand note payable to Coteau, one of the unconsolidated subsidiaries, which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At December 31, 2014, the balance of the note was $2.8 million and the interest rate was 0.38%.

NACoal incurred fees and expenses of $1.2 million in the year ended December 31, 2013 related to the NACoal Facility. These fees were deferred and are being amortized as interest expense in the Consolidated Statements of Operations over the term of the NACoal Facility. No similar fees were incurred in 2014 and 2012.
HBB: HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires in July 2019. The obligations under the HBB Facility are secured by substantially all of HBB's assets. The approximate book value of HBB's assets held as collateral under the HBB Facility was $269.7 million as of December 31, 2014. At December 31, 2014, the borrowing base under the HBB Facility was $112.1 million and borrowings outstanding were $52.8 million. At December 31, 2014, the excess availability under the HBB Facility was $59.3 million.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible accounts receivable, inventory and trademarks of the borrowers, as defined in the HBB Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the HBB Facility. A portion of the availability is denominated in Canadian dollars to provide funding to HBB's Canadian subsidiary. Borrowings bear interest at a floating rate, which can be a base rate or LIBOR, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective December 31, 2014, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.50%, respectively. The applicable margins, effective December 31, 2014,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.00% and 1.50%, respectively. The HBB Facility also requires a fee of 0.25% per annum on the unused commitment. The margins under the HBB Facility are subject to quarterly adjustment based on average excess availability. The weighted average interest rate applicable to the HBB Facility at December 31, 2014 was 2.50% including the floating rate margin and the effect of the interest rate swap agreement.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to NACCO, subject to achieving availability thresholds. Dividends are discretionary to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains Excess Availability of not less than $25.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At December 31, 2014, HBB was in compliance with all financial covenants in the HBB Facility.

HBB incurred fees and expenses of $0.2 million and $1.2 million in the years ended December 31, 2014 and December 31, 2012, respectively, related to the HBB Facility. These fees were deferred and are being amortized as interest expense in the Consolidated Statements of Operations over the term of the HBB Facility. No similar fees were incurred in 2013.
KC: KC has a $30.0 million secured revolving line of credit that expires in September 2019 (the “KC Facility”). The obligations under the KC Facility are secured by substantially all assets of KC. The approximate book value of KC's assets held as collateral under the KC Facility was $50.4 million as of December 31, 2014. At December 31, 2014, the borrowing base and excess availability under the KC Facility were $22.6 million. KC had no borrowings outstanding under the KC Facility as of December 31, 2014.

The maximum availability under the KC Facility is derived from a borrowing base formula using KC's eligible inventory and eligible credit card accounts receivable, as defined in the KC Facility. Borrowings bear interest at a floating rate plus a margin based on the excess availability under the agreement, as defined in the KC Facility, which can be either a base rate plus a margin of 1.00% or LIBOR plus a margin of 2.00% as of December 31, 2014. The KC Facility also requires a fee of 0.32% per annum on the unused commitment.

The KC Facility allows for the payment of dividends to NACCO, subject to certain restrictions based on availability and meeting a fixed charge coverage ratio as described in the KC Facility. Dividends are limited to (i) $6.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $7.5 million after giving effect to such payment and maintaining a minimum fixed charge coverage ratio of 1.1 to 1.0, as defined in the KC Facility; (ii) $2.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $7.5 million after giving effect to such payment and (iii) in such amounts as determined by KC, so long as KC has excess availability under the KC Facility of $15.0 million after giving effect to such payment. At December 31, 2014, KC was in compliance with all financial covenants in the KC Facility.

KC incurred fees and expenses of $0.1 million and $0.2 million in the years ended December 31, 2014 and December 31, 2012, respectively, related to the KC Facility. These fees were deferred and are being amortized as interest expense in the Consolidated Statements of Operations over the term of the KC Facility. No similar fees were incurred in 2013.

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
Foreign Currency Derivatives: HBB held forward foreign currency exchange contracts with total notional amounts of $7.2 million and $5.0 million at December 31, 2014 and December 31, 2013, respectively, denominated primarily in Canadian dollars. The fair value of these contracts approximated a net receivable of $0.3 million and $0.1 million at December 31, 2014 and 2013, respectively.
Forward foreign currency exchange contracts that qualify for hedge accounting are used to hedge transactions expected to occur within the next twelve months. The mark-to-market effect of forward foreign currency exchange contracts that are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

considered effective as hedges has been included in AOCI. Based on market valuations at December 31, 2014, $0.1 million of the amount included in AOCI is expected to be reclassified as income into the Consolidated Statement of Operations over the next twelve months, as the hedged transactions occur.
Interest Rate Derivatives: HBB has interest rate swaps that hedge interest payments on its one-month LIBOR borrowings. The following table summarizes the notional amounts, related rates and remaining terms of interest rate swap agreements active at December 31 in millions:

	Notional Amount		Average Fixed Rate		Remaining Term at
	2014	2013	2014	2013	December 31, 2014
HBB	$20.0	$20.0	1.4%	1.4%	extending to January 2020
The fair value of HBB's interest rate swap agreements was a net receivable of $0.2 million and $0.8 million at December 31, 2014 and 2013, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in AOCI. Based on market valuations at December 31, 2014, less than $0.1 million of the amount included in AOCI is expected to be reclassified as income into the Consolidated Statement of Operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements. The interest rate swap agreements held by HBB on December 31, 2014 are expected to continue to be effective as hedges.
NACoal has interest rate swaps that hedge interest payments on its one-month LIBOR borrowings. The following table summarizes the notional amounts, related rates and remaining terms of the interest rate swap agreement active at December 31 in millions:

	Notional Amount		Average Fixed Rate		Remaining Term at
	2014	2013	2014	2013	December 31, 2014
NACoal	$100.0	$100.0	1.4%	1.4%	extending to May 2018
The fair value of NACoal's interest rate swap agreement was a net payable of $0.4 million at December 31, 2014. The mark-to-market effect of the interest rate swap agreement that is considered effective as a hedge has been included in AOCI. Based on market valuations at December 31, 2014, $0.8 million of the amount included in AOCI is expected to be reclassified as income into the Consolidated Statement of Operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreement. The interest rate swap agreement held by NACoal on December 31, 2014 is expected to continue to be effective as a hedge.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

The following table summarizes the fair value of derivative instruments at December 31 as recorded in the Consolidated Balance Sheets:

	Asset Derivatives			Liability Derivatives
	Balance sheet location	2014	2013	Balance sheet location	2014	2013
Derivatives designated as hedging instruments
Interest rate swap agreements
Current	Prepaid expenses and other	$39	$128	Other current liabilities	$121	$—
Long-term	Other non-current assets	142	809	Other long-term liabilities	291	—
Foreign currency exchange contracts
Current	Prepaid expenses and other	292	83	Other current liabilities	—	—
Long-term	Other non-current assets	—	—	Other long-term liabilities	—	—
Total derivatives designated as hedging instruments		$473	$1,020		$412	$—
Derivatives not designated as hedging instruments
Foreign currency exchange contracts
Current	Prepaid expenses and other	$—	$—	Prepaid expenses and other	$—	$14
Total derivatives not designated as hedging instruments		$—	$—		$—	$14
Total derivatives		$473	$1,020		$412	$14

The following table summarizes the pre-tax impact of derivative instruments for each year ended December 31 as recorded in the Consolidated Statements of Operations:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2014	2013	2012		2014	2013	2012		2014	2013	2012
Interest rate swap agreements	$(2,664)	$933	$(138)	Interest expense	$(1,495)	$(460)	$(1,207)	N/A	$—	$—	$—

Foreign currency exchange contracts	308	354	(282)	Cost of sales	108	213	87	N/A	—	—	—
Total	$(2,356)	$1,287	$(420)		$(1,387)	$(247)	$(1,120)		$—	$—	$—

		Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	2014	2013	2012
Foreign currency exchange contracts	Cost of sales or Other	$25	$(14)	$(162)
Total		$25	$(14)	$(162)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

NOTE 10—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities	$7,220	$7,220	$—	$—
Interest rate swap agreements	181	—	181	—
Foreign currency exchange contracts	292	—	292	—
	$7,693	$7,220	$473	$—
Liabilities:
Interest rate swap agreements	$412	$—	$412	$—
	$412	$—	$412	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities	$6,540	$6,540	$—	$—
Interest rate swap agreements	937	—	937	—
Foreign currency exchange contracts	83	—	83	—
	$7,560	$6,540	$1,020	$—
Liabilities:
Foreign currency exchange contracts	$14	$—	$14	$—
Contingent consideration	1,581	—	—	1,581
	$1,595	$—	$14	$1,581

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

There were no transfers into or out of Levels 1, 2 or 3 during the year ended December 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

The following table summarizes changes in Level 3 liabilities measured at fair value on a recurring basis:

		Contingent Consideration
Balance at	December 31, 2013	$1,581
Change in estimate		(1,614)
Accretion expense		33
Balance at	December 31, 2014	$—

NACoal acquired Reed Minerals on August 31, 2012 for a purchase price of approximately $70.9 million, which included contingent consideration initially estimated to be $4.0 million. During 2013, the estimate of the contingent consideration liability decreased by $2.4 million as the Company finalized purchase accounting for the Reed Minerals acquisition. During 2014, the estimate of the contingent consideration liability decreased by $1.6 million and is recorded as a reduction of Selling, general and administrative expenses in the Consolidated Statements of Operations. The contingent consideration is structured as an earn-out payment to the sellers of Reed Minerals. The earn-out is calculated as a percentage by which the monthly average coal selling price exceeds an established threshold multiplied by the number of tons sold during the month. The earn-out period covers the first 15.0 million tons of coal sold from the Reed Minerals coal reserves. There is no monetary cap on the amount payable under this contingent payment arrangement. The $1.6 million liability for contingent consideration at December 31, 2013 was included in other long-term liabilities in the Consolidated Balance Sheet. Earn-out payments, if payable, are paid quarterly. No earn-out payments were paid during the year ended December 31, 2014. At December 31, 2014, the estimated fair value of the earn-out liability is zero.

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

Nonrecurring Fair Value Measurements: The Company determined that indicators of potential impairment were present during the fourth quarter of 2014 with respect to its Reed Minerals mining operations asset group. The 2015 operating plan and long-range outlook were updated to reflect new information about compliance with the U.S. Environmental Protection Agency’s new Mercury and Air Toxics Standards ("MATS"), continued weakness in the Alabama coal markets, decreased demand and market prices associated with the metallurgical coal market and the lack of any reliable indicators of a recovery in coal demand or price. Reed Minerals obtained new information from its largest thermal coal customer on more stringent coal quality requirements its customer planned to adopt to comply with MATS, beginning in the fourth quarter of 2015 instead of 2016, when MATS compliance becomes mandatory. In contemplation of satisfying the more stringent MATS coal quality requirements, Reed Minerals’ coal processing costs are expected to increase, beginning in 2015, beyond what was previously assumed in the Reed Minerals' 2015 operating plan and long-range outlook, without any increase in selling price.
After considering these factors, the Company assessed the recoverability of Reed Minerals assets and determined that the assets were not fully recoverable when compared to the remaining future undiscounted cash flows from these assets. As a result, the Company estimated the fair value of the asset group and the long-lived assets were written down to their estimated fair value which resulted in a non-cash asset impairment charge of $105.1 million. The asset impairment charge was recorded as Reed Minerals long-lived asset impairment charge in the Consolidated Statement of Operations for the year ended December 31, 2014 and relates exclusively to the NACoal segment. The fair value of the asset group was calculated using the combination of a market and income approach and reduced the carrying value of coal land and real estate to $7.2 million, other property, plant and equipment to $37.1 million and intangible assets to zero.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

The fair value estimate for the coal land and real estate and other property, plant and equipment was calculated using market data for similar assets, which are classified as Level 2 inputs. The fair value of the coal supply agreement and non-compete intangible assets were estimated to be zero given current market conditions. Key inputs in this model are based on significant unobservable inputs and include the forecast of tons sold and coal pricing and are classified as Level 3 inputs.
The Company assessed the goodwill of the Reed Minerals reporting unit as of October 1, 2013. In performing the test of goodwill, the Company utilized the two-step approach. The first step requires a comparison of the carrying value of the reporting unit to the estimated fair value of the reporting unit. If the carrying value of the reporting unit exceeds its estimated fair value, the Company performs the second step of the goodwill impairment test to calculate the implied fair value of the reporting unit's goodwill and compares that to its carrying value to measure the amount of the impairment, if any.
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
In performing step 2 of the goodwill impairment test, the Company estimated the implied fair value of the Reed Minerals reporting unit's goodwill and concluded goodwill was fully impaired resulting in a non-cash charge of $4.0 million recognized during the year ended December 31, 2013. This charge had no impact on the Company's cash flows or compliance with debt covenants. The primary factors contributing to the goodwill impairment charge were changes to the mine plan in 2014 and assumptions regarding future metallurgical coal price trends and mining costs and the associated impact on future cash flows from these changes.
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
In 2014, 2013 and 2012, KC considered its operating loss to be an indicator of impairment. For KC’s asset impairment analysis, the primary input is projected future store level cash flows utilizing assumptions consistent with those the Company uses in its internal planning, which are classified as Level 3 inputs. As a result of the year-end review of long-lived store-related assets, the Company recorded impairment charges of $0.9 million, $1.1 million and $0.7 million in 2014, 2013 and 2012, respectively, included in depreciation expense within Selling, general and administrative expenses in the Consolidated Statements of Operations. Long-lived assets at the stores consist mainly of leasehold improvements and furniture and fixtures. The fair value for leasehold improvements was determined to be zero as such assets were deemed to have no future use or economic benefit based on the Company's analysis using market participant assumptions, and therefore no expected future cash flows. The fair value for store fixtures is based on the market exit price based on historical experience. The impairment charges in 2014 were largely the result of decreased expected future operating results.
See Note 5 and Note 6 for further discussion of Property, Plant and Equipment and Intangible Assets, respectively.

Other Fair Value Measurement Disclosures: The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account subsidiary credit risk, which is Level 2 as defined in the fair value hierarchy. At December 31, 2014, both the fair value and the book value of revolving credit agreements and long-term debt, excluding capital leases, was

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

$236.3 million. At December 31, 2013, both the fair value and the book value of revolving credit agreements and long-term debt, excluding capital leases, was $170.7 million.
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable and derivatives. HBB maintains significant accounts receivable balances with several large retail customers. At December 31, 2014 and 2013, receivables from HBB's five largest customers represented 53.3% and 53.5%, respectively, of the Company's consolidated, net accounts receivable. In addition, under its mining contracts, NACoal recognizes revenue and a related receivable as coal or limerock is delivered or predevelopment services are provided. These mining contracts provide for monthly settlements. HBB and NACoal's significant credit concentration is uncollateralized; however, historically minimal credit losses have been incurred. To further reduce credit risk associated with accounts receivable, the Company performs periodic credit evaluations of its customers, but does not generally require advance payments or collateral. The Company enters into derivative contracts with high-quality financial institutions and limits the amount of credit exposure to any one institution. See Note 9 for further discussion of the Company's derivative financial instruments.

NOTE 11—Leasing Arrangements

The Company leases certain office and warehouse facilities, retail stores and machinery and equipment under noncancellable capital and operating leases that expire at various dates through 2026. Many leases include renewal and/or fair value purchase options.
Future minimum capital and operating lease payments at December 31, 2014 are:

	Capital Leases	Operating Leases
2015	$1,732	$34,316
2016	1,732	27,196
2017	1,732	19,635
2018	2,022	15,630
2019	1,521	11,595
Subsequent to 2019	3,997	25,193
Total minimum lease payments	12,736	$133,565
Amounts representing interest	1,098
Present value of net minimum lease payments	11,638
Current maturities	1,467
Long-term capital lease obligation	$10,171
Rental expense for all operating leases was $39.8 million, $45.0 million and $42.9 million in 2014, 2013 and 2012, respectively. The Company also recognized $0.7 million, $0.6 million and $0.6 million in 2014, 2013 and 2012, respectively, for rental income on subleases of equipment and buildings under operating leases in which it was the lessee.

KC accrued $1.2 million in early lease termination penalties within Selling, general, and administrative expenses for the year ended December 2014. These penalties arose as a result of early exit provisions in certain operating lease contracts permitting the company to exit these sites in the first half of 2015 rather than upon lease expiration in outlying years.

Assets recorded under capital leases are included in property, plant and equipment and consist of the following:

	December 31
	2014	2013
Plant and equipment	$4,807	$14,509
Less accumulated depreciation	1,927	1,650
	$2,880	$12,859
Depreciation of plant and equipment under capital leases is included in depreciation expense in each of the years ended December 31, 2014, 2013 and 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

Capital lease obligations of $2.2 million and $9.3 million were incurred in connection with lease agreements to acquire plant and equipment during 2013 and 2012, respectively. No capital lease obligations were incurred in 2014.
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

At December 31, 2014 and December 31, 2013, HBB had accrued undiscounted obligations of $9.7 million and $6.9 million, respectively, for environmental investigation and remediation activities at these sites. In addition, HBB estimates that it is reasonably possible that it may incur additional expenses in the range of zero to $3.9 million related to the environmental investigation and remediation at these sites.

The increase in the liability from December 31, 2013 is primarily due to an additional $3.3 million charge for environmental investigation and remediation activities at HBB's Picton, Ontario facility as a result of an environmental study performed in 2014. During 2013, HBB recorded a $2.3 million charge to establish the liability for environmental investigation and remediation activities at the Picton, Ontario facility.

Also during 2014 and 2013, HBB recorded an $0.8 million and $1.6 million reduction, respectively, in Selling, general and administrative expenses as a result of a third party's commitment to share in anticipated remediation costs at HBB's Southern Pines and Mt. Airy locations. The undiscounted receivable is recorded in "Other non-current assets" on the Consolidated Balance Sheets.

NOTE 13—Product Warranties

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
Changes in the Company's current and long-term warranty obligations are as follows:

	2014	2013
Balance at January 1	$5,343	$4,269
Warranties issued	8,640	8,855
Settlements made	(8,127)	(7,781)
Balance at December 31	$5,856	$5,343

NOTE 14—Stockholders' Equity and Earnings Per Share

NACCO Industries, Inc. Class A common stock is traded on the New York Stock Exchange under the ticker symbol “NC.” Because of transfer restrictions on Class B common stock, no trading market has developed, or is expected to develop, for the Company's Class B common stock. The Class B common stock is convertible into Class A common stock on a one-for-one basis at any time at the request of the holder. The Company's Class A common stock and Class B common stock have the same cash dividend rights per share. The Class A common stock has one vote per share and the Class B common stock has ten votes per share. The total number of authorized shares of Class A common stock and Class B common stock at December 31, 2014 was 25,000,000 shares and 6,756,176 shares, respectively. Treasury shares of Class A common stock totaling 2,548,336 and 1,912,322 at December 31, 2014 and 2013, respectively, have been deducted from shares outstanding.

Stock Repurchase Programs: On November 8, 2011, the Company announced that the Company's Board of Directors approved the repurchase of up to $50 million of the Company's outstanding Class A common stock (the "2011 Stock Repurchase Program"). The original authorization for the 2011 Stock Repurchase Program expired on December 31, 2012; however, in November 2012 the Company's Board of Directors approved an extension of the 2011 Stock Repurchase Program through December 31, 2013. In total, the Company repurchased $35.6 million of Class A common stock under the 2011 Stock Repurchase Program.

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

As of December 31, 2014, the Company repurchased 680,013 shares of Class A Common Stock for an aggregate purchase price of $36.0 million under the 2013 Stock Repurchase Program (the "2013 Program"). During 2014, the Company repurchased $35.1 million under the 2013 Program. During 2014, the average purchase price per share and number of shares repurchased under 2013 Program were $52.83 per share and 663,918 shares, respectively.
Stock Options: The 1975 and 1981 stock option plans, as amended, provide for the granting to officers and other key employees of options to purchase Class A common stock and Class B common stock of the Company at a price not less than the market value of such stock at the date of grant. Options become exercisable over a four-year period and expire ten years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

from the date of the grant. During the three-year period ending December 31, 2014, there were 80,701 shares of Class A common stock and 80,100 shares of Class B common stock available for grant. However, no options were granted during the three-year period ended December 31, 2014 and no options remain outstanding at the end of any of the years ended December 31, 2014, 2013 or 2012. At present, the Company does not intend to issue additional stock options.
Stock Compensation: See Note 2 for a discussion of the Company's restricted stock awards.

Amounts Reclassified out of Accumulated Other Comprehensive Income: The following table summarizes the amounts reclassified out of AOCI and recognized in the Consolidated Statement of Operations:

	Amount reclassified from AOCI
Details about AOCI components	2014	2013	Location of loss (gain) reclassified from AOCI into income
	(In thousands)
Loss (gain) on cash flow hedging
Foreign exchange contracts	$(108)	$(213)	Cost of sales
Interest rate contracts	1,495	460	Interest expense
	1,387	247	Total before income tax expense
	(489)	(95)	Income tax expense (benefit)
	$898	$152	Net of tax

Pension and postretirement plan
Actuarial loss	$1,015	$1,995	(a)
Prior-service credit	(75)	(154)	(a)
	940	1,841	Total before income tax expense
	(313)	(740)	Income tax expense (benefit)
	$627	$1,101	Net of tax

Total reclassifications for the period	$1,525	$1,253	Net of tax

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
The weighted average number of shares of Class A common stock and Class B common stock outstanding used to calculate basic and diluted earnings per share were as follows:

	2014	2013	2012
Basic weighted average shares outstanding	7,590	8,105	8,384
Dilutive effect of restricted stock awards	N/A	19	30
Diluted weighted average shares outstanding	7,590	8,124	8,414

Continuing operations	$(5.02)	$5.48	$5.04
Discontinued operations	—	—	7.93
Basic earnings (loss) per share	$(5.02)	$5.48	$12.97

Continuing operations	$(5.02)	$5.47	$5.02
Discontinued operations	—	—	7.90
Diluted earnings (loss) per share	$(5.02)	$5.47	$12.92

NOTE 15—Income Taxes

The components of income (loss) from continuing operations before income tax provision (benefit) and the income tax provision (benefit) for the years ended December 31 are as follows:

	2014	2013	2012
Income (loss) from continuing operations before income tax provision (benefit)
Domestic	$(74,402)	$54,630	$53,167
Foreign	(2,171)	1,090	4,861
	$(76,573)	$55,720	$58,028
Income tax provision (benefit)
Current income tax provision (benefit):
Federal	$2,778	$15,392	$(1,811)
State	(472)	1,965	1,474
Foreign	586	1,559	1,556
Total current	2,892	18,916	1,219
Deferred income tax provision (benefit):
Federal	(38,829)	(5,490)	14,107
State	(1,817)	(1,141)	668
Foreign	(701)	(1,015)	(129)
Total deferred	(41,347)	(7,646)	14,646
	$(38,455)	$11,270	$15,865
The Company made income tax payments of $10.2 million, $10.8 million and $20.3 million during 2014, 2013 and 2012, respectively. During the same periods, income tax refunds totaled $0.9 million, $1.2 million and $0.8 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

A reconciliation of the federal statutory and effective income tax rate for the years ended December 31 is as follows:

	2014	2013	2012
Income (loss) from continuing operations before income tax provision (benefit)	$(76,573)	$55,720	$58,028
Statutory taxes (benefit) at 35.0%	$(26,801)	$19,502	$20,310
State and local income taxes	(7,112)	136	1,568
NACoal valuation allowance	5,742	(12)	—
Non-deductible expenses	632	1,081	1,112
Percentage depletion	(8,572)	(8,057)	(4,963)
R&D and other federal credits	(1,397)	(1,173)	(132)
Other, net	322	520	(1,629)
Tax settlements	(1,269)	(727)	(401)
Income tax provision	$(38,455)	$11,270	$15,865
Effective income tax rate	50.2%	20.2%	27.3%
As of December 31, 2014, the cumulative unremitted earnings of the Company's foreign subsidiaries are approximately $8.0 million. The Company has provided a cumulative deferred tax liability in the amount of $0.2 million with respect to the cumulative unremitted earnings of the Company as of December 31, 2014 which are expected to be repatriated. The Company has continued to conclude predominately all remaining foreign earnings in excess of this amount will be indefinitely reinvested in its foreign operations and, therefore, the recording of deferred tax liabilities for such unremitted earnings is not required. It is impracticable to determine the amount of unrecognized deferred taxes with respect to these permanently reinvested earnings; however, foreign tax credits would be available to reduce, in part, U.S. income taxes in the event of a distribution.
A detailed summary of the total deferred tax assets and liabilities in the Company's Consolidated Balance Sheets resulting from differences in the book and tax basis of assets and liabilities follows:

	December 31
	2014	2013
Deferred tax assets
Tax carryforwards	$8,531	$5,029
Inventories	7,027	4,709
Accrued expenses and reserves	28,842	26,019
Other employee benefits	13,264	11,432
Asset impairment(1)	39,757	841
Other	9,199	6,534
Total deferred tax assets	106,620	54,564
Less: Valuation allowance	8,521	2,280
	98,099	52,284
Deferred tax liabilities
Depreciation and depletion	43,111	39,906
Partnership investment - development costs	19,535	20,215
Accrued pension benefits	858	1,037
Unremitted foreign earnings	223	168
Total deferred tax liabilities	63,727	61,326
Net deferred asset (liability)	$34,372	$(9,042)
(1)During the fourth quarter of 2014, NACoal's long-lived asset evaluation resulted in the Company recording a non-cash asset impairment charge of $105.1 million for the Reed Minerals' long-lived asset group. See Note 5, Note 6 and Note 10 for further discussion of the Company's long-lived asset impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

The following table summarizes the tax carryforwards and associated carryforward periods and related valuation allowances where the Company has determined that realization is uncertain:

	December 31, 2014
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$772	$772	2020 - Indefinite
State losses	9,791	5,687	2015 - 2033
Alternative minimum tax credit	1,396	—	Indefinite
Total	$11,959	$6,459

	December 31, 2013
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$430	$351	2020 - Indefinite
State losses	6,967	2,845	2014 - 2033
Alternative minimum tax credit	70	—	Indefinite
Total	$7,467	$3,196
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
The following is a reconciliation of the Company's total gross unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the financial statements for the years ended December 31, 2014 and 2013. Approximately $3.0 million and $4.2 million of these gross amounts as of December 31, 2014 and 2013, respectively, relate to permanent items that, if recognized, would impact the effective income tax rate. This amount differs from the gross unrecognized tax benefits presented in the table below due to the decrease in U.S. federal income taxes which would occur upon the recognition of the state tax benefits included herein.

	2014	2013
Balance at January 1	$7,848	$2,691
Additions based on tax positions related to prior years	453	5,615
Additions based on tax positions related to the current year	921	78
Reductions due to settlements with taxing authorities	(4,701)	(191)
Reductions due to lapse of the applicable statute of limitations	(1,055)	(345)
Balance at December 31	$3,466	$7,848
The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The Company recognized net (benefit)/expense of $(0.9) million and $0.4 million in interest and penalties related to uncertain tax positions during 2014 and 2013, respectively. The total amount of interest and penalties accrued was $0.5 million and $1.4 million as of December 31, 2014 and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

The Company expects the amount of unrecognized tax benefits will change within the next 12 months; however, the change in unrecognized tax benefits, which is reasonably possible within the next 12 months, is not expected to have a significant effect on the Company's financial position or results of operations.
In general, the Company operates in taxing jurisdictions that provide a statute of limitations period ranging from three to five years for the taxing authorities to review the applicable tax filings. The examination of the 2011 and 2012 U.S. federal tax returns concluded in the second quarter of 2014. The Company does not have any additional material taxing jurisdictions in which the statute of limitations has been extended beyond the applicable time frame allowed by law.
NOTE 16—Retirement Benefit Plans
Defined Benefit Plans: The Company maintains various defined benefit pension plans that provide benefits based on years of service and average compensation during certain periods. During 2013, the Company amended the Combined Defined Benefit Plan for NACCO Industries, Inc. and its subsidiaries (the “Combined Plan”) to freeze pension benefits for all employees, including those for certain Unconsolidated Mines' employees and cost of living adjustments ("COLA's") for other employees, effective as of the close of business on December 31, 2013. As a result of this amendment, the Company remeasured the Combined Plan and recorded a $1.7 million pre-tax curtailment gain during 2013.
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
During 2014, the Society of Actuaries released a new mortality table, referred to as RP-2014, which is believed to better reflect mortality improvements and is to be used in calculating defined benefit pension obligations. The Company used RP-2014 to measure its projected benefit obligation as of December 31, 2014 and the Company's projected benefit obligation increased by $5.0 million in total for its U.S. Plans and SERP as of December 31, 2014 as a result of RP-2014.
The assumptions used in accounting for the defined benefit plans were as follows for the years ended December 31:

	2014	2013	2012
U.S. Plans
Weighted average discount rates for pension benefit obligation	3.45% - 3.95%	4.00% - 4.75%	3.50% - 3.90%
Weighted average discount rates for net periodic benefit cost	4.00% - 4.75%	3.50% - 4.70%	4.30% - 4.55%
Expected long-term rate of return on assets for pension benefit obligation	7.75%	7.75%	7.75%
Expected long-term rate of return on assets for net periodic benefit cost	7.75%	7.75%	8.25%
Non-U.S. Plan
Weighted average discount rates for pension benefit obligation	3.75%	4.50%	4.00%
Weighted average discount rates for net periodic benefit cost	4.50%	4.00%	4.25%
Rate of increase in compensation levels	3.50%	3.50%	3.50%
Expected long-term rate of return on assets for pension benefit obligation	5.75%	6.00%	6.00%
Expected long-term rate of return on assets for net periodic benefit cost	6.00%	6.00%	6.25%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

Set forth below is a detail of the net periodic pension expense (income) for the defined benefit plans for the years ended December 31:

	2014	2013	2012
U.S. Plans
Interest cost	$2,754	$2,766	$3,056
Expected return on plan assets	(4,689)	(4,513)	(4,344)
Amortization of actuarial loss	837	1,822	2,772
Amortization of prior service cost (credit)	32	(47)	(100)
Curtailment gain	—	(1,701)	—
Net periodic pension expense (income)	$(1,066)	$(1,673)	$1,384

Non-U.S. Plan
Interest cost	$196	$197	$208
Expected return on plan assets	(296)	(282)	(287)
Amortization of actuarial loss	112	121	131
Net periodic pension expense	$12	$36	$52
Set forth below is detail of other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended December 31:

	2014	2013	2012
U.S. Plans
Current year actuarial (gain) loss	$8,896	$(11,503)	$3,131
Amortization of actuarial loss	(837)	(1,822)	(2,772)
Current year prior service cost (credit)	360	(1,331)	—
Amortization of prior service (cost) credit	(32)	47	100
Curtailment gain	—	1,701	—
Total recognized in other comprehensive (income) loss	$8,387	$(12,908)	$459
Non-U.S. Plan
Current year actuarial (gain) loss	$(94)	$(735)	$45
Amortization of actuarial loss	(112)	(121)	(131)
Total recognized in other comprehensive (income)	$(206)	$(856)	$(86)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

The following table sets forth the changes in the benefit obligation and the plan assets during the year and the funded status of the defined benefit plans at December 31:

	2014		2013
	U.S. Plans	Non-U.S. Plan	U.S. Plans	Non-U.S. Plan
Change in benefit obligation
Projected benefit obligation at beginning of year	$65,099	$4,603	$72,977	$5,212
Interest cost	2,754	196	2,766	197
Actuarial (gain) loss	8,736	301	(4,488)	(317)
Benefits paid	(4,262)	(151)	(4,715)	(160)
Plan amendments	—	—	(1,441)	—
Foreign currency exchange rate changes	—	(400)	—	(329)
Intercompany transfers	512	—	—	—
Projected benefit obligation at end of year	$72,839	$4,549	$65,099	$4,603
Accumulated benefit obligation at end of year	$72,839	$4,549	$65,099	$4,603
Change in plan assets
Fair value of plan assets at beginning of year	$67,170	$5,186	$60,012	$4,961
Actual return on plan assets	5,972	690	11,383	719
Employer contributions	496	20	490	—
Benefits paid	(4,262)	(151)	(4,715)	(160)
Foreign currency exchange rate changes	—	(459)	—	(334)
Intercompany transfers	(701)	—	—	—
Fair value of plan assets at end of year	$68,675	$5,286	$67,170	$5,186
Funded status at end of year	$(4,164)	$737	$2,071	$583
Amounts recognized in the balance sheets consist of:
Noncurrent assets	$4,304	$737	$8,005	$583
Current liabilities	(1,110)	—	(1,138)	—
Non-current liabilities	(7,358)	—	(4,796)	—
	$(4,164)	$737	$2,071	$583
Components of accumulated other comprehensive loss (income) consist of:
Actuarial loss	$26,925	$1,110	$18,861	$1,380
Prior service cost	955	—	626	—
Deferred taxes	(10,683)	(426)	(7,854)	(576)
Currency differences	—	(43)	—	—
	$17,197	$641	$11,633	$804
The actuarial loss and prior service cost included in accumulated other comprehensive income (loss) expected to be recognized in net periodic benefit cost in 2015 are $1.1 million ($0.6 million net of tax) and less than $0.1 million, respectively.

The Company recognizes as a component of benefit cost (income), as of the measurement date, any unrecognized actuarial net gains or losses that exceed 10% of the larger of the projected benefit obligations or the plan assets, defined as the "corridor." Amounts outside the corridor are amortized over the average expected remaining service of active participants expected to benefit under the retiree medical plans or over the average expected remaining lifetime of inactive participants for the pension plans. The (gain) loss amounts recognized in AOCI are not expected to be fully recognized until the plan is terminated or as settlements occur, which would trigger accelerated recognition. Prior service costs resulting from plan changes are also in AOCI.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

The Company's policy is to make contributions to fund its pension plans within the range allowed by applicable regulations. The Company expects to contribute less than $0.1 million to its non-U.S. pension plans in 2015.
The Company maintains one supplemental defined benefit plan that pays monthly benefits to participants directly out of corporate funds. All other pension benefit payments are made from assets of the pension plans.
Future pension benefit payments expected to be paid from assets of the pension plans are:

	U.S. Plans	Non-U.S. Plan
2015	$5,068	$149
2016	4,751	157
2017	4,581	171
2018	4,491	169
2019	4,494	177
2020 - 2024	23,468	1,245
	$46,853	$2,068
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
Expected returns for U.S. pension plans are based on a calculated market-related value for U.S. pension plan assets. Under this methodology, asset gains and losses resulting from actual returns that differ from the Company's expected returns are recognized in the market-related value of assets ratably over three years. Expected returns for Non-U.S. pension plans are based on fair market value for Non-U.S. pension plan assets.
The pension plans maintain investment policies that, among other things, establish a portfolio asset allocation methodology with percentage allocation bands for individual asset classes. The investment policies provide that investments are reallocated between asset classes as balances exceed or fall below the appropriate allocation bands.
The following is the actual allocation percentage and target allocation percentage for the U.S. pension plan assets at December 31:

	2014 Actual Allocation	2013 Actual Allocation	Target Allocation Range
U.S. equity securities	55.3%	53.6%	41.0% - 62.0%
Non-U.S. equity securities	11.3%	13.0%	10.0% - 16.0%
Fixed income securities	32.9%	32.9%	30.0% - 40.0%
Money market	0.5%	0.5%	0.0% - 10.0%
The following is the actual allocation percentage and target allocation percentage for the Non-U.S. pension plan assets at December 31:

	2014 Actual Allocation	2013 Actual Allocation	Target Allocation Range
Canadian equity securities	30.2%	31.0%	25.0% - 35.0%
Non-Canadian equity securities	30.1%	32.0%	25.0% - 35.0%
Fixed income securities	39.7%	37.0%	30.0% - 50.0%
Cash and cash equivalents	—%	—%	0.0% - 5.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

The defined benefit pension plans do not have any direct ownership of NACCO common stock.
The fair value of each major category of the Company's U.S. pension plan assets are valued using quoted market prices in active markets for identical assets, or Level 1 in the fair value hierarchy. The fair value of each major category of the Company's Non-U.S. pension plan assets are valued using observable inputs, either directly or indirectly, other than quoted market prices in active markets for identical assets, or Level 2 in the fair value hierarchy. Following are the values as of December 31:

	Level 1		Level 2
	2014	2013	2014	2013
U.S. equity securities	$37,969	$35,980	$864	$833
Non-U.S. equity securities	7,764	8,701	2,326	2,455
Fixed income securities	22,617	22,125	2,096	1,898
Money market	325	364	—	—
Total	$68,675	$67,170	$5,286	$5,186
Postretirement Health Care: The Company also maintains health care plans which provide benefits to eligible retired employees. All health care plans of the Company have a cap on the Company's share of the costs. These plans have no assets. Under the Company's current policy, plan benefits are funded at the time they are due to participants.
The assumptions used in accounting for the postretirement health care plans are set forth below for the years ended December 31:

	2014	2013	2012
Weighted average discount rates for benefit obligation	3.25%	3.85%	3.05%
Weighted average discount rates for net periodic benefit cost	3.85%	3.05%	3.90%
Health care cost trend rate assumed for next year	7.0%	7.0%	7.0%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2022	2022	2022
Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects at December 31, 2014:

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$17	$(15)
Effect on postretirement benefit obligation	$268	$(244)
Set forth below is a detail of the net periodic benefit expense for the postretirement health care plans for the years ended December 31:

	2014	2013	2012
Service cost	$70	$77	$79
Interest cost	118	98	120
Amortization of actuarial loss	66	52	40
Amortization of prior service credit	(107)	(107)	(156)
Net periodic benefit expense	$147	$120	$83

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

Set forth below is a detail of other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended December 31:

	2014	2013	2012
Current year actuarial loss	$613	$16	$295
Amortization of actuarial loss	(66)	(52)	(40)
Amortization of prior service credit	107	107	156
Total recognized in other comprehensive income	$654	$71	$411
The following sets forth the changes in benefit obligations during the year and the funded status of the postretirement health care at December 31:

	2014	2013
Change in benefit obligation
Benefit obligation at beginning of year	$3,109	$3,283
Service cost	70	77
Interest cost	118	98
Actuarial loss	613	16
Benefits paid	(376)	(365)
Benefit obligation at end of year	$3,534	$3,109
Funded status at end of year	$(3,534)	$(3,109)
Amounts recognized in the balance sheets consist of:
Current liabilities	$(276)	$(257)
Noncurrent liabilities	(3,258)	(2,852)
	$(3,534)	$(3,109)
Components of accumulated other comprehensive loss (income) consist of:
Actuarial loss	$1,005	$457
Prior service credit	(309)	(415)
Deferred taxes	475	674
	$1,171	$716
The actuarial loss and prior service credit included in accumulated other comprehensive income (loss) expected to be recognized in net periodic benefit cost in 2015 is $0.1 million (less than $0.1 million net of tax) and $0.1 million (less than $0.1 million net of tax), respectively.
Future postretirement health care benefit payments expected to be paid are:

2015	$276
2016	264
2017	273
2018	292
2019	301
2020 - 2024	1,515
$2,921

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

Defined Contribution Plans: NACCO and its subsidiaries maintain defined contribution (401(k)) plans for substantially all U.S. employees and similar plans for employees outside of the United States. All companies provide employer matching (or safe harbor) contributions based on plan provisions. The defined contribution retirement plans also provide for an additional minimum employer contribution. Certain plans also permit additional contributions whereby the applicable company's contribution to participants is determined annually based on a formula that includes the effect of actual compared with targeted operating results and the age and/or compensation of the participants. Total costs, including Company contributions, for these plans were $7.6 million, $8.0 million and $6.7 million in 2014, 2013 and 2012, respectively.
NOTE 17—Business Segments

NACCO is a holding company with the following reportable segments: NACoal, HBB and KC. See Note 1 for a discussion of the Company's industries and product lines. NACCO's non-operating segment, NACCO and Other, includes the accounts of the parent company and Bellaire.
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
The majority of NACoal's revenues is generated from its consolidated mining operations and dragline mining services. MLMC's customer, Choctaw Generation Limited Partnership until February 28, 2013 and KMRC RH, LLC subsequent to February 28, 2013, accounted for approximately 39%, 42% and 56% of NACoal's revenues for the years ended December 31, 2014, 2013 and 2012, respectively. Reed Minerals' largest customer, Alabama Coal Cooperative, accounted for approximately 27%, 27% and 15% of NACoal's revenues for the years ended December 31, 2014, 2013 and 2012, respectively. The results of Reed Minerals operations have been included in the Company's consolidated financial statements since August 31, 2012. The results of Weston have been included since December 16, 2014. Wal-Mart accounted for approximately 33%, 31% and 31% of HBB’s revenues in 2014, 2013 and 2012, respectively. HBB’s five largest customers accounted for approximately 56%, 55% and 53% of HBB’s revenues for the years ended December 31, 2014, 2013 and 2012, respectively. The loss of or significant reduction in sales to any key customer could result in significant decreases in NACoal's and HBB’s revenue and profitability and an inability to sustain or grow its business.
The management fees charged to operating subsidiaries represent an allocation of corporate overhead of the parent company. Management fees are allocated among all subsidiaries based upon the relative size and complexity of each subsidiary. The Company believes the allocation method is consistently applied and reasonable. Management fees included in the Selling, general and administrative expenses of the subsidiaries were $8.5 million, $6.8 million and $6.9 million for 2014, 2013 and 2012, respectively. In addition, the parent company received management fees from Hyster-Yale prior to the spin-off of $9.6 million for the year ended December 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

	2014	2013	2012
Revenues from external customers
NACoal	$172,702	$193,651	$132,367
HBB	559,683	547,790	521,567
KC	168,545	196,033	224,695
Eliminations	(4,148)	(4,808)	(5,265)
Total	$896,782	$932,666	$873,364
Gross profit (loss)
NACoal	$(3,139)	$25,230	$27,998
HBB	117,570	115,506	102,289
KC	71,621	80,972	95,832
NACCO and Other	(461)	(469)	(278)
Eliminations	(519)	52	101
Total	$185,072	$221,291	$225,942
Selling, general and administrative expenses, including Amortization of intangible assets
NACoal	$36,147	$30,786	$36,801
HBB	81,798	74,570	66,481
KC	79,056	91,878	100,350
NACCO and Other	4,996	5,765	6,723
Total	$201,997	$202,999	$210,355

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

	2014	2013	2012
Operating profit (loss)
NACoal	$(89,030)	$37,461	$43,239
HBB	35,772	40,960	35,815
KC	(7,075)	(10,903)	(4,512)
NACCO and Other	(5,456)	(6,233)	(7,000)
Eliminations	(520)	51	100
Total	$(66,309)	$61,336	$67,642
Interest expense
NACoal	$6,034	$3,105	$2,909
HBB	1,137	1,279	2,635
KC	367	390	479
NACCO and Other	28	1	65
Total	$7,566	$4,775	$6,088
Interest income
NACoal	$(823)	$(19)	$(152)
HBB	(4)	(1)	—
KC	—	—	—
NACCO and Other	(4)	(205)	(10)
Total	$(831)	$(225)	$(162)
Other (income) expense, including closed mine obligations
NACoal	$44	$(1,013)	$(1,325)
HBB	1,136	462	344
KC	65	70	86
NACCO and Other	2,284	1,547	4,583
Total	$3,529	$1,066	$3,688
Income tax provision (benefit)
NACoal	$(43,308)	$3,462	$9,037
HBB	10,359	14,127	11,636
KC	(2,904)	(4,479)	(1,990)
NACCO and Other	(2,420)	(1,858)	(2,989)
Eliminations	(182)	18	171
Total	$(38,455)	$11,270	$15,865
Income (loss) from continuing operations, net of tax
NACoal	$(50,977)	$31,926	$32,770
HBB	23,144	25,093	21,200
KC	(4,603)	(6,884)	(3,087)
NACCO and Other	(5,344)	(5,718)	(8,649)
Eliminations	(338)	33	(71)
Total	$(38,118)	$44,450	$42,163

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

	2014	2013	2012
Total assets
NACoal	$389,964	$419,786	$368,652
HBB	270,265	228,891	215,503
KC	56,260	70,014	83,977
NACCO and Other	96,918	131,085	154,605
Eliminations	(42,887)	(39,820)	(46,431)
Total	$770,520	$809,956	$776,306
Depreciation, depletion and amortization
NACoal	$22,003	$16,601	$10,849
HBB	2,693	3,475	3,113
KC	3,048	4,162	3,611
NACCO and Other	326	334	419
Total	$28,070	$24,572	$17,992
Capital expenditures, excluding acquisitions of business
NACoal	$51,228	$52,748	$37,125
HBB	4,516	2,313	3,223
KC	1,193	2,150	3,872
NACCO and Other	563	238	462
Total	$57,500	$57,449	$44,682
Data By Geographic Region
No single country outside of the U.S. comprised 10% or more of the Company's revenues from unaffiliated customers.

	United States	Other	Consolidated
2014
Revenues from unaffiliated customers, based on the customers’ location	$779,890	$116,892	$896,782
Long-lived assets	$182,116	$5,780	$187,896
2013
Revenues from unaffiliated customers, based on the customers’ location	$813,609	$119,057	$932,666
Long-lived assets	$246,902	$5,486	$252,388
2012
Revenues from unaffiliated customers, based on the customers’ location	$746,800	$126,564	$873,364
Long-lived assets	$197,141	$6,034	$203,175

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

NOTE 18—Quarterly Results of Operations (Unaudited)

A summary of the unaudited results of operations for the year ended December 31 is as follows:

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues
NACoal	$39,872	$49,780	$49,840	$33,210
HBB	101,325	118,385	135,155	204,818
KC	36,876	32,804	37,551	61,314
Eliminations	(660)	(599)	(832)	(2,057)
	$177,413	$200,370	$221,714	$297,285
Gross profit	$36,171	$36,523	$46,543	$65,835
Earnings of unconsolidated mines	$12,438	$11,567	$12,064	$12,327
Operating profit (loss)
NACoal	$6,653	$183	$4,362	$(100,228)
HBB	937	2,251	9,531	23,053
KC	(6,514)	(4,255)	(1,429)	5,123
NACCO and Other	(1,352)	(2,004)	(1,073)	(1,027)
Eliminations	(309)	(66)	(68)	(77)
	$(585)	$(3,891)	$11,323	$(73,156)

NACoal	$5,705	$(75)	$3,185	$(59,792)
HBB	350	1,359	6,008	15,427
KC	(4,033)	(2,657)	(966)	3,053
NACCO and Other	(1,197)	(1,673)	(906)	(1,568)
Eliminations	(2,349)	(578)	378	2,211
Net income (loss)	$(1,524)	$(3,624)	$7,699	$(40,669)

Basic earnings (loss) per share	$0.19	$0.47	$1.02	$(5.57)

Diluted earnings (loss) per share	$0.19	$0.47	$1.02	$(5.57)

During the fourth quarter of 2014, NACoal's long-lived asset evaluation resulted in the Company recording a non-cash, asset impairment charge of $105.1 million on the line Reed Minerals long-lived asset impairment charge in the Consolidated Statements of Operations. See Note 5, Note 6 and Note 10 for further discussion of the Company's long-lived asset impairment.
The significant increase in gross profit of HBB and KC in the fourth quarter of 2014 compared with the prior quarters of 2014 is primarily due to the seasonal nature of of their businesses.

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
The significant increase in gross profit in the fourth quarter of 2013 compared with the prior quarters of 2013 is primarily due to the seasonal nature of HBB's and KC's businesses.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

NOTE 19—Parent Company Condensed Balance Sheets

The condensed balance sheets of NACCO, the parent company, at December 31 are as follows:

	2014	2013
ASSETS
Cash and cash equivalents	$53,415	$94,035
Other current assets	1,570	946
Investment in subsidiaries
HBB	49,613	52,265
KC	32,170	36,772
NACoal	103,056	138,355
Other	13,142	14,792
	197,981	242,184
Property, plant and equipment, net	1,253	1,477
Other non-current assets	8,078	5,707
Total Assets	$262,297	$344,349
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$7,636	$12,750
Current intercompany accounts payable, net	9,756	304
Note payable to Bellaire	18,700	20,450
Other non-current liabilities	14,732	13,065
Stockholders’ equity	211,473	297,780
Total Liabilities and Stockholders’ Equity	$262,297	$344,349
The credit agreements at NACoal, HBB and KC allow the transfer of assets to NACCO under certain circumstances. The amount of NACCO's investment in NACoal, HBB, KC and NACCO and Other that was restricted at December 31, 2014 totaled approximately $186.8 million. The amount of unrestricted cash available to NACCO included in “Investment in subsidiaries” was $0.5 million at December 31, 2014. Dividends, advances and management fees from its subsidiaries are the primary sources of cash for NACCO.
NOTE 20—Related Party Transactions

NACoal's wholly owned unconsolidated subsidiaries each meet the definition of a variable interest entity. See Note 1 for a discussion of these entities. The income taxes resulting from the operations of the Unconsolidated Mines are solely the responsibility of the Company. The pre-tax income from the Unconsolidated Mines, excluding NoDak, is reported on the line “Earnings of unconsolidated mines” in the Consolidated Statements of Operations, with related income taxes included in the provision for income taxes. The Company has included the pre-tax earnings of the Unconsolidated Mines, excluding NoDak, above operating profit as they are an integral component of the Company's business and operating results. The pre-tax income from NoDak is reported on the line "Income from other unconsolidated affiliates" in the "Other (income) expense" section of the Consolidated Statements of Operations, with the related income taxes included in the provision for income taxes. See Note 1 for a discussion of NACC India.

The investment in the Unconsolidated Mines and related tax positions totaled $28.2 million and $33.1 million at December 31, 2014 and 2013, respectively, and is included on the line “Other Non-current Assets” in the Consolidated Balance Sheets. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $4.0 million, $5.4 million and $3.2 million at December 31, 2014, 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

Summarized financial information for the Unconsolidated Mines is as follows:

	2014	2013	2012
Statement of Operations
Revenues	$579,031	$577,436	$543,892
Gross profit	$74,244	$74,870	$74,542
Income before income taxes	$48,592	$47,953	$46,819
Net income	$37,067	$37,468	$35,616
Balance Sheet
Current assets	$143,105	$147,370
Non-current assets	$781,475	$737,851
Current liabilities	$177,659	$148,264
Non-current liabilities	$742,938	$731,525
NACoal received dividends of $38.3 million and $35.2 million from the Unconsolidated Mines in 2014 and 2013, respectively.
Legal services rendered by Jones Day approximated $1.9 million, $1.1 million and $3.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. A director of the Company was also Of Counsel with this law firm during 2014, 2013 and 2012.

NOTE 21—Acquisitions

Weston Brands: On December 16, 2014, HBB completed the asset acquisition of Weston Products, LLC, which HBB refers to as Weston Brands, in exchange for cash consideration of $25.4 million, of which $25.0 million was paid at closing. The final purchase price is subject to customary post-closing adjustments based on net working capital and EBITDA calculations. The net working capital and EBITDA adjustment is estimated to be $0.4 million and will be paid in 2015.

Weston Brands markets a range of game and garden food processing equipment including, but not limited to, meat grinders, bag sealers, dehydrators and meat slicers under the Weston® brand as well as several private label brands. The results of Weston Brands operations have been included in the Company's Consolidated Financial Statements since the date of acquisition.

The Weston Brands acquisition allows HBB to expand beyond its small kitchen and commercial appliance businesses into the growing, hunting, wild game processing, specialty food processing and specialty housewares industries.  The acquisition is also fully supportive of HBB's strategic initiatives, including enhancing placements in the North American consumer market, enhancing internet sales and participating in the only-the-best market.

During 2014, the Company incurred $0.4 million in acquisition costs related to Weston Brands, which is included in Selling, general and administrative expenses in the Consolidated Statement of Operations.

The goodwill arising from the acquisition is expected to be deductible for tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(In thousands, Except as noted and Per Share and Percentage Data)

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed of Weston Brands as of the acquisition date:

Accounts receivable	$6,100
Inventory	5,113
Other current assets	658
Property, plant and equipment	590
Intangible assets	10,100
Total assets acquired	22,561
Current liabilities	3,367
Total liabilities assumed	3,367
Net assets acquired	19,194
Purchase price	25,447
Goodwill	$6,253

The determination of the fair value of assets acquired and liabilities assumed as of the December 16, 2014 acquisition date is preliminary as the Company has not yet finalized its analysis of the Weston Brands acquisition, including the valuation of identified intangibles. The final purchase price is subject to customary post-closing adjustments based on net working capital and EBITDA calculations. The final allocation is expected to be completed as soon as practicable but no later than 12 months after the acquisition date. See Note 6 for further discussion of the intangible assets acquired.

The results of Weston Brands included in the Company's Consolidated Statement of Operations from the acquisition date through December 31, 2014 are as follows:

Revenues	$1,102
Operating loss	$(193)

NCOA: During 2013, NACoal acquired the equipment of NCOA in exchange for the assumption of outstanding debt of $9.7 million associated with the acquired equipment. The outstanding debt was repaid concurrently with the acquisition of the equipment utilizing borrowings under NACoal's existing unsecured revolving line of credit. In April 2014, NACoal acquired coal reserves and prepaid royalties and assumed certain reclamation obligations of NCOA. The acquisition of NCOA did not include any additional cash consideration. This acquisition, which is being accounted for as a business combination, provides additional coal reserves in Alabama and additional mining equipment with a fair value of $16.6 million as of the acquisition date. The Company also acquired Other non-current assets with a fair value of $3.3 million, assumed reclamation obligations with a fair value of $7.3 million and Other liabilities with a fair value of $12.6 million as of the acquisition date.

During 2014 and 2013, the Company incurred $0.1 million and $0.3 million, respectively, in acquisition costs related to NCOA, which are included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY CONDENSED BALANCE SHEETS

	December 31
	2014	2013
	(In thousands)
ASSETS
Cash and cash equivalents	$53,415	$94,035
Other current assets	1,570	946
Investment in subsidiaries
HBB	49,613	52,265
KC	32,170	36,772
NACoal	103,056	138,355
Other	13,142	14,792
	197,981	242,184
Property, plant and equipment, net	1,253	1,477
Other non-current assets	8,078	5,707
Total Assets	$262,297	$344,349
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$7,636	$12,750
Current intercompany accounts payable, net	9,756	304
Note payable to Bellaire	18,700	20,450
Other non-current liabilities	14,732	13,065
Stockholders’ equity	211,473	297,780
Total Liabilities and Stockholders’ Equity	$262,297	$344,349
See Notes to Parent Company Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2014	2013	2012
	(In thousands)
(Income) expense:
Intercompany interest expense	$1,305	$1,431	$1,501
Other, net	(276)	(471)	3,021
	1,029	960	4,522
Administrative and general expenses	4,862	5,670	6,569
Loss before income taxes	(5,891)	(6,630)	(11,091)
Income tax benefit	(1,764)	(1,527)	(1,754)
Net loss before equity in earnings of subsidiaries	(4,127)	(5,103)	(9,337)
Equity in earnings of subsidiaries	(33,991)	49,553	51,500
Income (loss) from continuing operations, net of tax	(38,118)	44,450	42,163
Discontinued operations, net of tax	—	—	66,535
Net income (loss)	(38,118)	44,450	108,698
Foreign currency translation adjustment	(1,896)	(229)	145
Deferred gain on available for sale securities	442	729	265
Current period cash flow hedging activity, net of $838 tax benefit in 2014, $477 tax expense in 2013 and $2,471 tax expense in 2012	(1,518)	810	7,658
Reclassification of hedging activities into earnings, net of $489 tax benefit in 2014, $95 tax benefit in 2013 and $2,630 tax expense in 2012	898	152	(2,757)
Current period pension and postretirement plan adjustment, net of $3,292 tax benefit in 2014, $5,531 tax expense in 2013 and $1,553 tax benefit in 2012	(6,483)	8,022	(1,716)
Curtailment gain into earnings, net of $718 tax expense in 2013	—	(983)	—
Reclassification of pension and postretirement adjustments into earnings, net of $313 tax benefit in 2014, $740 tax benefit in 2013 and $2,056 tax benefit in 2012	627	1,101	5,885
Comprehensive Income (loss)	$(46,048)	$54,052	$118,178
See Notes to Parent Company Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2014	2013	2012
	(In thousands)
Operating Activities
Income (loss) from continuing operations	$(38,118)	$44,450	$42,163
Equity in earnings of subsidiaries	(33,991)	49,553	51,500
Parent company only net loss	(4,127)	(5,103)	(9,337)
Net changes related to operating activities	5,710	(1,858)	4,428
Net cash provided by (used for) operating activities	1,583	(6,961)	(4,909)
Investing Activities
Expenditures for property, plant and equipment	(103)	(238)	(462)
Net cash used for investing activities	(103)	(238)	(462)
Financing Activities
Cash dividends received from subsidiaries	22,300	20,000	40,623
Cash dividends received from Hyster-Yale	—	—	5,000
Notes payable to Bellaire	(1,750)	—	(1,980)
Capital contributions to subsidiaries	(19,800)	—	—
Purchase of treasury shares	(35,075)	(31,306)	(3,178)
Cash dividends paid	(7,755)	(8,104)	(45,130)
Other	(20)	(15)	19
Net cash used for financing activities	(42,100)	(19,425)	(4,646)
Cash and cash equivalents
Decrease for the period	(40,620)	(26,624)	(10,017)
Balance at the beginning of the period	94,035	120,659	130,676
Balance at the end of the period	$53,415	$94,035	$120,659
See Notes to Parent Company Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO PARENT COMPANY CONDENSED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2014, 2013 AND 2012
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
NOTE C — UNRESTRICTED CASH
The amount of unrestricted cash available to NACCO, included in “Investment in subsidiaries,” was $0.5 million at December 31, 2014 and was in addition to the $53.4 million of cash included in the Parent Company Condensed Balance Sheet at December 31, 2014.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
YEAR ENDED DECEMBER 31, 2014, 2013 AND 2012

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts — Describe	Deductions — Describe		Balance at End of Period (C)
(In thousands)
2014
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$846	$2,035	$—	$150	(A)	$2,731
Allowance for discounts, adjustments and returns	$12,859	$23,629	$—	$21,440	(B)	$15,048
2013
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$955	$(5)	$—	$104	(A)	$846
Allowance for discounts, adjustments and returns	$15,194	$20,476	$60	$22,871	(B)	$12,859
2012
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$949	$46	$7	$47	(A)	$955
Allowance for discounts, adjustments and returns	$13,296	$19,897	$379	$18,378	(B)	$15,194

(A)	Write-offs, net of recoveries.

(B)	Payments and customer deductions for product returns, discounts and allowances.

(C)	Balances which are not required to be presented and those which are immaterial have been omitted.

EXHIBIT INDEX
(3) Articles of Incorporation and By-laws.

3.1(i)
Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 1-9172.

3.1(ii)
Amended and Restated By-laws of the Company are incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed by the Company on December 18, 2014, Commission File Number 1-9172.

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

4.2
The Mortgage and Security Agreement, dated April 8, 1976, between The Falkirk Mining Company (as Mortgagor) and Cooperative Power Association and United Power Association (collectively, as Mortgagee) is incorporated herein by reference to Exhibit 4(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 1-9172.

4.3
Amendment No. 1 to the Mortgage and Security Agreement, dated as of December 15, 1993, between Falkirk Mining Company (as Mortgagor) and Cooperative Power Association and United Power Association (collectively, as Mortgagee) is incorporated herein by reference to Exhibit 4(iii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File Number 1-9172.

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

10.7*
NACCO Industries, Inc. Supplemental Executive Long-Term Incentive Bonus Plan (Amended and Restated March 1, 2012) is incorporated herein by reference to Appendix B to NACCO's Definitive Proxy Statement, filed by NACCO on March 16, 2012, Commission File Number 1-9172.

10.8*
NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan (Amended and Restated March 1, 2012) is incorporated herein by reference to Appendix A to NACCO's Definitive Proxy Statement, filed by the Company on March 16, 2012, Commission File Number 1-9172.

10.9*
NACCO Industries, Inc. Non-Employee Directors' Equity Compensation Plan (Amended and Restated May 11, 2011) is incorporated herein by reference to Appendix A to NACCO's Definitive Proxy Statement, filed by the Company on March 18, 2011, Commission File Number 1-9172.

10.10*
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

10.12*
Form of Award Agreement for the NACCO Industries, Inc. Supplemental Executive Long-Term Incentive Bonus Plan (Amended and Restated Effective March 1, 2012) is incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K, filed by the Company on September 17, 2012, Commission File Number 1-9172.

10.13*	Form of Cashless Exercise Award Agreement for the NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan (Amended and Restated Effective March 1, 2012)**
10.14*	Form of Non-Cashless Exercise Award Agreement for the NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan (Amended and Restated Effective March 1, 2012)**
10.15
Separation Agreement, dated as of September 28, 2012, by and between NACCO Industries, Inc. and Hyster-Yale Materials Handling, Inc is incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.

10.16
Tax Allocation Agreement, dated as of September 28, 2012, by and between NACCO Industries, Inc. and Hyster-Yale Materials Handling, Inc. is incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.

10.17*
NACCO Industries, Inc. Annual Incentive Compensation Plan (Effective as of September 28, 2012) is incorporated herin by reference to Appendix A to NACCO's Definitive Proxy Statement, filed by the Company on March 22, 2013, Commission File Number 1-9172.

10.18*
The Retirement Benefit Plan for Alfred M. Rankin, Jr. (Amended and Restated Effective as of January 1, 2014) is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 8-K, filed by the Company on February 14, 2014, Commission File Number 1-9172.

10.19*
NACCO Industries, Inc. Unfunded Benefit Plan (Amended and Restated Effective as of January 1, 2014) is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 8-K, filed by the Company on February 14, 2014, Commission File Number 1-9172.

10.20*
The North American Coal Corporation Supplemental Retirement Benefit Plan (Amended and Restated as of January 1, 2008) is incorporated herein by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.21*
The North American Coal Corporation Value Appreciation Plan For Years 2006 to 2015 (Amended and Restated Effective January 1, 2008) is incorporated herein by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K, filed by the Company on December 19, 2007, Commission File Number 1-9172.

10.22*
Amendment No. 1 to The North American Coal Corporation Value Appreciation Plan for Years 2006 to 2015 (Amended and Restated Effective January 1, 2008) is incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Commission File Number 1-9172.

10.23*
Amendment No. 2 to The North American Coal Corporation Value Appreciation Plan for Years 2006 to 2015 (Amended and Restated Effective January 1, 2008) is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on November 4, 2009, Commission File Number 1-9172.

10.24*
Amendment No. 1 to The North America Coal Corporation Supplemental Retirement Benefit Plan (Amended and Restated as of January 1, 2008) is incorporated herein by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, Commission File Number 1-9172.

10.25*
The North American Coal Corporation Annual Incentive Compensation Plan (Effective January 1, 2010), is incorporated herein by reference to Appendix E to NACCO's Definitive Proxy Statement, filed by the Company on March 26, 2010, Commission File Number 1-9172.

10.26*
Amendment No. 3 to The North American Coal Corporation Value Appreciation Plan for Years 2006 to 2015 (Amended and Restated Effective January 1, 2008) is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on May 5, 2010, Commission File Number 1-9172.

10.27*
Amendment No. 4 to The North American Coal Corporation Value Appreciation Plan for Years 2006 to 2015 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on November 12, 2010, Commission File Number 1-9172.

10.28*
Amendment No. 2 to The North American Coal Corporation Supplemental Retirement Benefit Plan (Amended and Restated as of January 1, 2008) is incorporated herein by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, Commission File Number 1-9172.

10.29
Share and Membership Interest Purchase Agreement by and among TRU Energy Services, LLC, as Buyer, the sellers party thereto, and the trustees and beneficiaries party thereto dated as of August 31, 2012 is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on September 5, 2012, Commission File Number 1-9172.

10.30
Coteau Lignite Sales Agreement by and between The Coteau Properties Company and Dakota Coal Company, dated as of January 1, 1990, is incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.+

10.31
First Amendment to Coteau Lignite Sales Agreement by and between The Coteau Properties Company and Dakota Coal Company, dated as of June 1, 1994, is incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.+

10.32
Second Amendment to Coteau Lignite Sales Agreement by and between The Coteau Properties Company and Dakota Coal Company, dated as of January 1, 1997, is incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.+

10.33
Option and Put Agreement by and among The North American Coal Corporation, Dakota Coal Company and the State of North Dakota, dated as of January 1, 1990, is incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.

10.34
First Amendment to the Option and Put Agreement by and among The North American Coal Corporation, Dakota Coal Company and the State of North Dakota, dated as of June 1, 1994, is incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.

10.35
Lignite Sales Agreement by and between Mississippi Lignite Mining Company and Choctaw Generation Limited Partnership, dated as of April 1, 1998, is incorporated herein by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.+

10.36
Pay Scale Agreement by and between Mississippi Lignite Mining Company and Choctaw Generation Limited Partnership, dated as of September 29, 2005, is incorporated herein by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.

10.37
Consent and Agreement by and among Mississippi Lignite Mining Company, Choctaw Generation Limited Partnership, SE Choctaw L.L.C. and Citibank, N.A., dated as of December 20, 2002, is incorporated herein by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.

10.38
Second Restatement of Coal Sales Agreement by and between The Falkirk Mining Company and Great River Energy, dated as of January 1, 2007, is incorporated herein by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.+

10.39
Amendment No. 1 to Second Restatement of Coal Sales Agreement, by and between The Falkirk Mining Company and Great River Energy, dated as of January 21, 2011, is incorporated herein by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.

10.40
Amendment No. 2 to Second Restatement of Coal Sales Agreement, by and between The Falkirk Mining Company and Great River Energy, dated as of March 1, 2014, is incorporated herein by reference to Exhibit 10.52 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, Commission File Number 1-9172.

10.41
Restatement of Option Agreement by and among The Falkirk Mining Company, Cooperative Power Association, United Power Association, and the State of North Dakota, dated as of January 1, 1997, is incorporated herein by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.

10.42
Third Restatement of Lignite Mining Agreement by and between The Sabine Mining Company and Southwestern Electric Power Company, dated as of January 1, 2008, is incorporated herein by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.+

10.43	Amendment No. 1 to Third Restatement of Lignite Mining Agreement by and between The Sabine Mining Company and Southwestern Electric Power Company, dated as of October 18, 2013**
10.44
Option Agreement by and among The North American Coal Corporation, Southwestern Electric Power Company and Longview National Bank, dated as of January 15, 1981, is incorporated herein by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.

10.45
Addendum to Option Agreement, by and among The North American Coal Corporation, Southwestern Electric Power Company and Longview National Bank, dated as of January 15, 1981 is incorporated herein by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.

10.46
Amendment to Option Agreement, by and among The North American Coal Corporation, Southwestern Electric Power Company and Longview National Bank, dated as of December 2, 1996, is incorporated herein by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.

10.47
Second Amendment to Option Agreement, by and among The North American Coal Corporation, Southwestern Electric Power Company and Regions Bank, dated as of January 1, 2008, is incorporated herein by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.

10.48
Agreement by and among The North American Coal Corporation, Southwestern Electric Power Company, Texas Commerce Bank-Longview, Nortex Mining Company and The Sabine Mining Company, dated as of June 30, 1988, is incorporated herein by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.

10.49
Lignite Sales Agreement between Coyote Creek Mining Company, L.L.C. and Otter Tail Power Company, Northern Municipal Power Agency, Montana-Dakota Utilities Co. and Northwestern Corporation dated as of October 10, 2012 is incorporated herein by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K, filed by the Company on March 6, 2013, Commission File Number 1-9172.++

10.50
Lignite Sales Agreement between Mississippi Lignite Mining Company and KMRC RH, LLC, dated as of February 28, 2013 is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on May 1, 2013, Commission File Number 1-9172.+++

10.51	Letter Agreement, dated January 1, 2015, between Mississippi Lignite Mining Company and KMRC RH, LLC. **
10.52
Modification and Omnibus Agreement between Mississippi Lignite Mining Company and Choctaw Generation Limited Partnership, dated as of February 28, 2013 is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on May 1, 2013, Commission File Number 1-9172.

10.53*
Amendment No. 3 to The North American Coal Corporation Supplemental Retirement Benefit Plan (Amended and Restated as of January 1, 2008) is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed by the Company on October 1, 2013, Commission File Number 1-9172.

10.54*	Amendment No. 4 to The North American Coal Corporation Supplemental Retirement Benefit Plan (Amended and Restated as of January 1, 2008) **
10.55
Amended and Restated Credit Agreement by and among The North American Coal Corporation and the Lenders party thereto and PNC Capital Markets LLC, as Lead Arranger and Bookrunner, PNC Bank, National Association, as Administrative Agent, and KeyBank National Association and Regions Bank, as Co-Syndication Agents, dated as of November 22, 2013 is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on November 27, 2013, Commission File Number 1-9172.

10.56*
The North American Coal Corporation Excess Retirement Plan (Amended and Restated Effective January 1, 2014) is incorporated herein by reference to Exhibit 10.65 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, Commission File Number 1-9172.

10.57
First Amendment to Lignite Sales Agreement, dated as of January 30, 2014, between Coyote Creek Mining Company, L.L.C. and Otter Tail Power Company, Northern Municipal Power Agency, Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc. and NorthWestern Corporation is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 8-K, filed by the Company on January 30, 2014, Commission File Number 1-9172.

10.58*
The North American Coal Corporation Deferred Compensation Plan for Management Employees (Amended and Restated Effective January 1, 2014) is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 8-K, filed by the Company on February 14, 2014, Commission File Number 1-9172.

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

10.61
Second Amendment to Credit Agreement, dated as of September 19, 2014, among The Kitchen Collection, LLC, as successor to The Kitchen Collection, Inc., the borrowers and guarantors thereto, Wells Fargo Bank, National Association, as successor to Wells Fargo Retail Finance, LLC, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on September 19, 2014, Commission File Number 1-9172.

10.62
Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Capital Finance, LLC, as Sole Lead Arranger and Sole Lead Bookrunner, the Lenders that are Parties thereto as the Lenders, Hamilton Beach Brands, Inc. (as US Borrower) and Hamilton Beach Brands Canada, Inc., (as Canadian Borrower) as Borrowers, dated as of May 31, 2012 is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on June 6, 2012, Commission File Number 1-9172.

10.63
Amended and Restated Guaranty and Security Agreement, dated as of May 31, 2012, among Hamilton Beach Brands, Inc. and Hamilton Beach, Inc., as Grantors, and Wells Fargo Bank, National Association, as Administrative Agent is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed by the Company on June 6, 2012, Commission File Number 1-9172.

10.64
Amended and Restated Canadian Guarantee and Security Agreement, dated as of May 31, 2012, among Hamilton Beach Brands Canada, Inc., as Grantor, and Wells Fargo Bank, National Association, as Administrative Agent is incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed by the Company on June 6, 2012, Commission File Number 1-9172.

10.65
Amendment No.1 to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties Hereto as the Lenders, Hamilton Beach Brands, Inc. (as US Borrower) and Hamilton Beach Brands Canada, Inc., (as Canadian Borrower) as Borrowers, dated as of July 29, 2014, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on July 30, 2014, Commission File Number 1-9172.

10.66
Amendment No.2 to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties Hereto as the Lenders, Hamilton Beach Brands, Inc. (as US Borrower) and Hamilton Beach Brands Canada, Inc., (as Canadian Borrower) as Borrowers, dated as of November 20, 2014 **

10.67*
The Hamilton Beach Brands, Inc. 2012 Annual Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on March 15, 2012, Commission File Number 1-9172.

10.68*
The Hamilton Beach Brands, Inc. 2013 Annual Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on March 27, 2013, Commission File Number 1-9172.

10.69*
Hamilton Beach Brands, Inc. Long-Term Incentive Compensation Plan (Amended and Restated Effective as of January 1, 2014) is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 8-K, filed by the Company on February 14, 2014, Commission File Number 1-9172.

10.70*
The Hamilton Beach Brands, Inc. Annual Incentive Compensation Plan (Effective January 1, 2014) is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on May 9, 2014, Commission File Number 1-9172.

10.71*	The Hamilton Beach Brands, Inc. Excess Retirement Plan (As Amended and Restated Effective January 1, 2015)**

(21) Subsidiaries. A list of the subsidiaries of the Company is attached hereto as Exhibit 21.
(23) Consents of experts and counsel.

23.1	Consents of experts and counsel.
(24) Powers of Attorney.

24.1	A copy of a power of attorney for Scott S. Cowen is attached hereto as Exhibit 24.1.
24.2	A copy of a power of attorney for John P. Jumper is attached hereto as Exhibit 24.2.
24.3	A copy of a power of attorney for Dennis W. LaBarre is attached hereto as Exhibit 24.3.
24.4	A copy of a power of attorney for Richard de J. Osborne is attached hereto as Exhibit 24.4.
24.5	A copy of a power of attorney for James A. Ratner is attached hereto as Exhibit 24.5.
24.6	A copy of a power of attorney for Britton T. Taplin is attached hereto as Exhibit 24.6.
24.7	A copy of a power of attorney for David F. Taplin is attached hereto as Exhibit 24.7.
24.8	A copy of a power of attorney for David B.H. Williams is attached hereto as Exhibit 24.8.
(31) Rule 13a-14(a)/15d-14(a) Certifications.

31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31(i)(1).
31(i)(2)	Certification of Elizabeth I. Loveman pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31(i)(2).
(32)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and Elizabeth I. Loveman.
(95)	Mine Safety Disclosure Exhibit is attached hereto as Exhibit 95.
(99)
Other exhibits not otherwise required to be filed. Audited Combined Financial Statements for the Unconsolidated Mines of the North American Coal Corporation, dated December 31, 2014, 2013 and 2012 with Report of Independent Registered Public Accounting Firm is attached hereto as Exhibit 99.**

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