Form 10-Q
period 2015-03-31
NACCO INDUSTRIES INC
filed 2015-05-05
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

YES ☐ NO ☑

Number of shares of Class A Common Stock outstanding at April 30, 2015: 5,487,987
Number of shares of Class B Common Stock outstanding at April 30, 2015: 1,572,627

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31 2015	DECEMBER 31 2014	MARCH 31 2014
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$29,312	$61,135	$70,070
Accounts receivable, net	92,007	123,466	74,788
Accounts receivable from affiliates	2,119	57,421	32,247
Inventories, net	187,096	190,382	193,913
Deferred income taxes	17,562	18,566	10,721
Prepaid expenses and other	26,918	14,743	21,498
Total current assets	355,014	465,713	403,237
Property, plant and equipment, net	156,551	159,644	245,858
Goodwill	6,253	6,253	—
Other Intangibles, net	59,737	60,821	58,920
Deferred income taxes	11,660	15,806	736
Other non-current assets	64,422	62,283	71,249
Total assets	$653,637	$770,520	$780,000
LIABILITIES AND EQUITY
Accounts payable	$101,011	$133,668	$103,642
Revolving credit agreements of subsidiaries - not guaranteed by the parent company	22,512	55,000	47,364
Current maturities of long-term debt of subsidiaries - not guaranteed by the parent company	1,476	1,467	7,868
Accrued payroll	24,135	23,567	10,351
Other current liabilities	36,083	40,979	32,836
Total current liabilities	185,217	254,681	202,061
Long-term debt of subsidiaries - not guaranteed by the parent company	164,935	191,431	168,069
Mine closing reserves	37,875	37,399	29,878
Pension and other postretirement obligations	10,498	10,616	7,409
Deferred income taxes	—	—	22,918
Other long-term liabilities	52,162	64,919	60,122
Total liabilities	450,687	559,046	490,457
Stockholders' equity
Common stock:
Class A, par value $1 per share, 5,574,814 shares outstanding (December 31, 2014 - 5,662,214 shares outstanding; March 31, 2014 - 6,218,289 shares outstanding)	5,575	5,662	6,218
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,572,647 shares outstanding (December 31, 2014 - 1,573,292 shares outstanding; March 31, 2014 - 1,580,870 shares outstanding)	1,573	1,573	1,581
Capital in excess of par value	—	—	—
Retained earnings	216,927	224,428	294,183
Accumulated other comprehensive loss	(21,125)	(20,189)	(12,439)
Total stockholders' equity	202,950	211,474	289,543
Total liabilities and equity	$653,637	$770,520	$780,000

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31
	2015	2014
	(In thousands, except per share data)
Revenues	$193,734	$177,413
Cost of sales	155,545	141,242
Gross profit	38,189	36,171
Earnings of unconsolidated mines	12,553	12,438
Operating expenses
Selling, general and administrative expenses	46,416	48,429
Amortization of intangible assets	1,085	765
	47,501	49,194
Operating profit (loss)	3,241	(585)
Other expense (income)
Interest expense	2,125	1,454
Income from other unconsolidated affiliates	(1,172)	(388)
Closed mine obligations	402	316
Other, net, including interest income	479	122
	1,834	1,504
Income (loss) before income tax provision (benefit)	1,407	(2,089)
Income tax provision (benefit)	380	(565)
Net income (loss)	$1,027	$(1,524)

Basic earnings (loss) per share	$0.14	$(0.19)
Diluted earnings (loss) per share	$0.14	$(0.19)

Dividends per share	$0.2575	$0.2500

Basic weighted average shares outstanding	7,189	7,848
Diluted weighted average shares outstanding	7,208	7,848

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED
	MARCH 31
	2015	2014
	(In thousands)
Net income (loss)	$1,027	$(1,524)
Foreign currency translation adjustment	(823)	(174)
Deferred gain on available for sale securities	38	63
Current period cash flow hedging activity, net of $320 and $225 tax benefit in the three months ended March 31, 2015 and March 31, 2014, respectively.	(595)	(407)
Reclassification of hedging activities into earnings, net of $99 and $96 tax benefit in the three months ended March 31, 2015 and March 31, 2014, respectively.	185	180
Reclassification of pension and postretirement adjustments into earnings, net of $108 and $83 tax benefit in the three months ended March 31, 2015 and March 31, 2014, respectively.	259	158
Total other comprehensive loss	$(936)	$(180)
Comprehensive income (loss)	$91	$(1,704)

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31
	2015	2014
	(In thousands)
Operating activities
Net income (loss)	$1,027	$(1,524)
Adjustments to reconcile from net income (loss) to net cash provided by (used for) operating activities:
Depreciation, depletion and amortization	5,758	5,979
Amortization of deferred financing fees	631	184
Deferred income taxes	5,150	1,796
Other	(8,216)	(3,559)
Working capital changes:
Accounts receivable	83,716	46,307
Inventories	3,286	(9,469)
Other current assets	(8,641)	(7,949)
Accounts payable	(24,800)	(26,899)
Other current liabilities	(20,439)	(30,882)
Net cash provided by (used for) for operating activities	37,472	(26,016)

Investing activities
Expenditures for property, plant and equipment	(2,386)	(31,845)
Other	864	(57)
Net cash used for investing activities	(1,522)	(31,902)

Financing activities
Additions to long-term debt	2,876	1,553
Reductions of long-term debt	(363)	(354)
Net additions (reductions) to revolving credit agreements	(61,488)	38,352
Cash dividends paid	(1,850)	(1,964)
Purchase of treasury shares	(6,911)	(4,986)
Other	(21)	—
Net cash provided by (used for) financing activities	(67,757)	32,601

Effect of exchange rate changes on cash	(16)	(3)
Cash and cash equivalents
Decrease for the period	(31,823)	(25,320)
Balance at the beginning of the period	61,135	95,390
Balance at the end of the period	$29,312	$70,070

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Available for Sale Securities	Deferred Gain (Loss) on Cash Flow Hedging	Pension and Postretirement Plan Adjustment	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2014	$6,290	$1,581	$941	$301,227	$(803)	$1,021	$676	$(13,153)	$297,780
Stock-based compensation	19	—	398	—	—	—	—	—	417
Purchase of treasury shares	(91)	—	(1,339)	(3,556)	—	—	—	—	(4,986)
Net loss	—	—	—	(1,524)	—	—	—	—	(1,524)
Cash dividends on Class A and Class B common stock: $0.25 per share	—	—	—	(1,964)	—	—	—	—	(1,964)
Current period other comprehensive income (loss)	—	—	—	—	(174)	63	(407)	—	(518)
Reclassification adjustment to net income (loss)	—	—	—	—	—	—	180	158	338
Balance, March 31, 2014	$6,218	$1,581	$—	$294,183	$(977)	$1,084	$449	$(12,995)	$289,543

Balance, January 1, 2015	$5,662	$1,573	$—	$224,428	$(2,699)	$1,463	$56	$(19,009)	$211,474
Stock-based compensation	34	—	112	—	—	—	—	—	146
Purchase of treasury shares	(121)	—	(112)	(6,678)	—	—	—	—	(6,911)
Net income	—	—	—	1,027	—	—	—	—	1,027
Cash dividends on Class A and Class B common stock: $0.2575 per share	—	—	—	(1,850)	—	—	—	—	(1,850)
Current period other comprehensive income (loss)	—	—	—	—	(823)	38	(595)	—	(1,380)
Reclassification adjustment to net income (loss)	—	—	—	—	—	—	185	259	444
Balance, March 31, 2015	$5,575	$1,573	$—	$216,927	$(3,522)	$1,501	$(354)	$(18,750)	$202,950

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
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

The North American Coal Corporation and its affiliated companies (collectively, “NACoal”) mine and market steam and metallurgical coal for use in power generation and steel production and provide selected value-added mining services for other natural resources companies. Hamilton Beach Brands, Inc. (“HBB”) is a leading designer, marketer and distributor of small electric household and specialty housewares appliances, as well as commercial products for restaurants, bars and hotels. The Kitchen Collection, LLC (“KC”) is a national specialty retailer of kitchenware in outlet and traditional malls throughout the United States.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at March 31, 2015 and the results of its operations, comprehensive income (loss), cash flows and changes in equity for the three months ended March 31, 2015 and 2014 have been included. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. GAAP for complete financial statements.

Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2015. The HBB and KC businesses are seasonal and a majority of revenues and operating profit typically occurs in the second half of the calendar year when sales of small electric household appliances to retailers and consumers increase significantly for the fall holiday selling season. For further information regarding seasonality of these businesses, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

NOTE 2—Recently Issued Accounting Standards

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

In April 2015, the FASB issued ASU No. 2015-03, "Interest—Imputation of Interest," to simplify the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early application is permitted. The Company does not expect the adoption of this guidance to have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.

NOTE 3—Inventories

Inventories are summarized as follows:

	MARCH 31 2015	DECEMBER 31 2014	MARCH 31 2014
Coal - NACoal	$26,306	$29,576	$29,521
Mining supplies - NACoal	19,445	19,774	17,920
Total inventories at weighted average cost	45,751	49,350	47,441
Sourced inventories - HBB	104,258	104,746	97,322
Retail inventories - KC	37,087	36,286	49,150
Total inventories at FIFO	141,345	141,032	146,472
	$187,096	$190,382	$193,913

NOTE 4—Stockholders' Equity

Stock Repurchase Program: On November 12, 2013, the Company's Board of Directors approved a stock repurchase program (the "2013 Stock Repurchase Program") providing for the purchase of up to $60 million of the Company's Class A Common Stock outstanding through December 31, 2015. The timing and amount of any repurchases under the 2013 Stock Repurchase Program are determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives and market conditions for the Company's Class A Common Stock. The 2013 Stock Repurchase Program does not require the Company to acquire any specific number of shares. It may be modified, suspended, extended or terminated by the Company at any time without prior notice and may be executed through open market purchases, privately negotiated transactions or otherwise. All or part of the repurchases under the 2013 Stock Repurchase Program may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so under applicable securities laws.

During the three months ended March 31, 2015 and March 31, 2014, the Company repurchased 121,763 and 90,978 shares of Class A Common Stock for an aggregate purchase price of $6.9 million and $5.0 million under the 2013 Stock Repurchase Program at a weighted average purchase price of $56.76 and $54.80 per share, respectively.

Amounts Reclassified out of Accumulated Other Comprehensive Income (Loss): The following table summarizes the amounts reclassified out of Accumulated other comprehensive income (loss) ("AOCI") and recognized in the Unaudited Condensed Consolidated Statements of Operations:

	Amount Reclassified from AOCI
	THREE MONTHS ENDED
	March 31
Details about AOCI Components	2015	2014	Location of (gain) loss reclassified from AOCI into income (loss)
(Gain) loss on cash flow hedging
Foreign exchange contracts	$(85)	$(88)	Cost of sales
Interest rate contracts	369	364	Interest expense
	284	276	Total before income tax benefit
	(99)	(96)	Income tax benefit
	$185	$180	Net of tax

Pension and postretirement plan
Actuarial loss	$381	$260	(a)
Prior-service credit	(14)	(19)	(a)
	367	241	Total before income tax benefit
	(108)	(83)	Income tax benefit
	$259	$158	Net of tax

Total reclassifications for the period	$444	$338	Net of tax

(a) These AOCI components are included in the computation of pension and postretirement health care (income) expense. See Note 10 for further discussion.

NOTE 5—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Date	(Level 1)	(Level 2)	(Level 3)
	March 31, 2015
Assets:
Available for sale securities	$7,279	$7,279	$—	$—
Foreign currency exchange contracts	634	—	634	—
	$7,913	$7,279	$634	$—
Liabilities:
Interest rate swap agreements	$1,242	$—	$1,242	$—
	$1,242	$—	$1,242	$—

	December 31, 2014
Assets:
Available for sale securities	$7,220	$7,220	$—	$—
Interest rate swap agreements	181	—	181	—
Foreign currency exchange contracts	292	—	292	—
	$7,693	$7,220	$473	$—
Liabilities:
Interest rate swap agreements	412	—	412	—
	$412	$—	$412	$—

	March 31, 2014
Assets:
Available for sale securities	$6,638	$6,638	$—	$—
Interest rate swap agreements	594	—	594	—
Foreign currency exchange contracts	125	—	125	—
	$7,357	$6,638	$719	$—
Liabilities:
Foreign currency exchange contracts	$46	$—	$46	$—
Contingent consideration	1,589	—	—	1,589
	$1,635	$—	$46	$1,589

Bellaire Corporation (“Bellaire”) is a non-operating subsidiary of the Company with legacy liabilities relating to closed mining operations, primarily former Eastern U.S. underground coal mining operations. In connection with Bellaire's normal permit renewal with the Pennsylvania Department of Environmental Protection ("DEP"), Bellaire established a $5.0 million mine water treatment trust (the "Mine Water Treatment Trust") to provide a financial assurance mechanism in order to assure the long-term treatment of post-mining discharges. Bellaire's Mine Water Treatment Trust invests in available for sale securities that are reported at fair value based upon quoted market prices in active markets for identical assets; therefore, they are classified as Level 1 within the fair value hierarchy.

The Company uses significant other observable inputs to value derivative instruments used to hedge foreign currency and interest rate risk; therefore, they are classified within Level 2 of the valuation hierarchy. The fair value for these contracts is determined based on exchange rates and interest rates, respectively.

There were no transfers into or out of Levels 1, 2 or 3 during the three months ended March 31, 2015 and 2014.

Other Fair Value Measurement Disclosures: The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. Revolving credit agreements and long-term debt are recorded at carrying value in the Unaudited Condensed Consolidated Balance Sheets. The fair value of revolving credit agreements approximates their carrying value as the stated rates of the debt reflect recent market conditions. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account subsidiary credit risk, which is Level 2 as defined in the fair value hierarchy. At March 31, 2015, December 31, 2014 and March 31, 2014, both the fair value and the book value of the revolving credit agreements and long-term debt, excluding capital leases, was $177.6 million, $236.3 million and $210.6 million, respectively.

NOTE 6—Unconsolidated Subsidiaries

NACoal has two consolidated mining operations: Mississippi Lignite Mining Company (“MLMC”) and Centennial Natural Resources ("Centennial"), and provides dragline mining services for independently owned limerock quarries in Florida. Reed Minerals was renamed Centennial on January 1, 2015 for coal marketing and other operational reasons. NACoal also has the following wholly owned unconsolidated subsidiaries that each meet the definition of a variable interest entity and are accounted for using the equity method:

The Coteau Properties Company ("Coteau")
The Falkirk Mining Company ("Falkirk")
The Sabine Mining Company ("Sabine")
Demery Resources Company, LLC (“Demery”)
Caddo Creek Resources Company, LLC (“Caddo Creek”)
Coyote Creek Mining Company, LLC (“Coyote Creek”)
Camino Real Fuels, LLC (“Camino Real”)
Liberty Fuels Company, LLC (“Liberty”)
NoDak Energy Services, LLC ("NoDak")

The unconsolidated subsidiaries, with the exception of NoDak (collectively, the "Unconsolidated Mines"), were formed to develop, construct and operate surface coal mines under long-term contracts and are capitalized primarily with debt financing provided by or supported by their respective customers, and without recourse to NACCO and NACoal. Coteau, Falkirk, Sabine, Liberty and Coyote supply lignite coal for power generation. Demery and Caddo Creek supply lignite coal for the production of activated carbon. Camino Real supplies sub-bituminous coal for power generation. NoDak operates and maintains a coal processing facility.

The contracts with the customers of the Unconsolidated Mines provide for reimbursement at a price based on actual costs plus an agreed pre-tax profit per ton of coal sold or actual costs plus a management fee. Although NACoal owns 100% of the equity and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities or absorb any expected losses without additional support from the customers. The customers have a controlling financial interest and have the power to direct the activities that most significantly affect the economic performance of the entities. As a result, NACoal is not the primary beneficiary and, therefore, does not consolidate these entities' financial positions or results of operations. The income taxes resulting from the operations of the Unconsolidated Mines are solely the responsibility of the Company. The pre-tax income from the Unconsolidated Mines is reported on the line “Earnings of unconsolidated mines” in the Unaudited Condensed Consolidated Statements of Operations, with related income taxes included in the provision for income taxes. The Company has included the pre-tax earnings of the Unconsolidated Mines above operating profit because they are an integral component of the Company's business and operating results. The pre-tax income from NoDak is reported on the line "(Income) loss from other unconsolidated affiliates" in the "Other expense (income)" section of the Unaudited Condensed Consolidated Statements of Operations, with the related income taxes included in the provision for income taxes.

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

The investments in the Unconsolidated Mines and related tax positions totaled $31.2 million, $28.2 million and $34.1 million at March 31, 2015, December 31, 2014 and March 31, 2014, respectively. These amounts are included on the line “Other Non-current Assets” in the Unaudited Condensed Consolidated Balance Sheets. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $4.0 million at both March 31, 2015 and December 31, 2014, and $5.3 million at March 31, 2014, respectively.

Included in "Accounts receivable from affiliates" was $53.2 million and $29.6 million as of December 31, 2014 and March 31, 2014, respectively, due from Coyote Creek, primarily for the purchase of a dragline from NACoal and mine development. Coyote Creek repaid NACoal the amount outstanding during the first quarter of 2015 as a result of Coyote Creek’s completion of third party financing.

NACoal is a party to certain guarantees related to Coyote Creek. Under certain circumstances of default or termination of Coyote Creek’s Lignite Sales Agreement (“LSA”), NACoal would be obligated for payment of a "make-whole" amount to Coyote Creek’s third party lenders. The “make-whole” amount is based on the excess, if any, of the discounted value of the remaining scheduled debt payments over the principal amount. In addition, in the event Coyote Creek’s LSA is terminated on or after January 1, 2024 by Coyote Creek’s customers, NACoal is obligated to purchase Coyote Creek’s dragline and rolling stock for the then net book value of those assets. To date, no payments have been required from NACoal since the inception of these guarantees. The Company believes that the likelihood of NACoal’s future performance under the guarantees is remote, and no amounts related to these guarantees have been recorded.

Summarized financial information for the Unconsolidated Mines is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2015	2014
Revenues	$148,071	$138,523
Gross profit	$18,878	$19,493
Income before income taxes	$13,119	$13,168
Net income	$10,155	$10,146

NOTE 7—Contingencies

Various legal and regulatory proceedings and claims have been or may be asserted against NACCO and certain subsidiaries relating to the conduct of their businesses, including product liability, patent infringement, asbestos-related claims, environmental and other claims. These proceedings and claims are incidental to the ordinary course of business of the Company. Management believes that it has meritorious defenses and will vigorously defend the Company in these actions. The Company's policy is to expense legal fees as services are rendered and to accrue for liabilities when losses are probable and reasonably estimable. Although the ultimate disposition of these proceedings is not presently determinable, management believes, after consultation with its legal counsel, that the likelihood is remote that material losses will be incurred in excess of accruals already recognized.

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

At March 31, 2015, December 31, 2014 and March 31, 2014, HBB had accrued undiscounted obligations of $9.3 million, $9.7 million and $6.8 million, respectively, for environmental investigation and remediation activities. In addition, HBB estimates that it is reasonably possible that it may incur additional expenses in the range of zero to $5.0 million related to the environmental investigation and remediation at these sites.

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

Changes in the Company's current and long-term recorded warranty liability are as follows:

2015
Balance at January 1	$5,856
Warranties issued	2,164
Settlements made	(2,815)
Balance at March 31	$5,205

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

The components of pension and postretirement health care expense (income) are set forth below:

	THREE MONTHS ENDED
	MARCH 31
	2015	2014
U.S. Pension and Postretirement Health Care
Service cost	$17	$18
Interest cost	717	794
Expected return on plan assets	(1,277)	(1,267)
Amortization of actuarial loss	311	244
Amortization of prior service credit	(14)	(19)
Total	$(246)	$(230)
Non-U.S. Pension
Interest cost	$39	$49
Expected return on plan assets	(70)	(74)
Amortization of actuarial loss	11	16
Total	$(20)	$(9)

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

	THREE MONTHS ENDED
	MARCH 31
	2015	2014
Revenues
NACoal	$41,319	$39,872
HBB	123,293	101,325
KC	29,967	36,876
Eliminations	(845)	(660)
Total	$193,734	$177,413

Operating profit (loss)
NACoal	$5,207	$6,653
HBB	2,188	937
KC	(3,045)	(6,514)
NACCO and Other	(1,289)	(1,352)
Eliminations	180	(309)
Total	$3,241	$(585)

Net income (loss)
NACoal	$4,547	$5,705
HBB	618	350
KC	(1,893)	(4,033)
NACCO and Other	(1,239)	(1,197)
Eliminations	(1,006)	(2,349)
Total	$1,027	$(1,524)

NOTE 12—Acquisition

Weston Brands: On December 16, 2014, HBB completed the asset acquisition of Weston Products, LLC, which HBB refers to as Weston Brands, in exchange for cash consideration of $25.4 million, of which $25.0 million was paid at closing. The final purchase price was subject to customary post-closing adjustments based on net working capital and EBITDA calculations. The net working capital and EBITDA adjustment is $0.4 million and will be paid in the second quarter of 2015. During 2014 and the first three months of 2015, the Company incurred $0.4 million and less than $0.1 million, respectively, in acquisition costs related to Weston Brands.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed of Weston Brands as of the acquisition date:

Accounts receivable	$6,100
Inventory	5,113
Other current assets	624
Property, plant and equipment	590
Intangible assets	10,100
Total assets acquired	22,527
Current liabilities acquired	3,367
Net assets acquired	19,160
Purchase price	25,413
Goodwill	$6,253

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

The North American Coal Corporation and its affiliated coal companies (collectively, “NACoal”) mine and market steam and metallurgical coal for use in power generation and steel production and provide selected value-added mining services for other natural resources companies. Hamilton Beach Brands, Inc. (“HBB”) is a leading designer, marketer and distributor of small electric household and specialty housewares appliances, as well as commercial products for restaurants, bars and hotels. The Kitchen Collection, LLC (“KC”) is a national specialty retailer of kitchenware in outlet and traditional malls throughout the United States.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Please refer to the discussion of the Company's Critical Accounting Policies and Estimates as disclosed on pages 34 through 37 in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. The Company's Critical Accounting Policies and Estimates have not materially changed since December 31, 2014.

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

NACoal has two consolidated mining operations: Mississippi Lignite Mining Company (“MLMC”) and Centennial Natural Resources ("Centennial"), and provides dragline mining services for independently owned limerock quarries in Florida. Reed Minerals was renamed Centennial on January 1, 2015. NACoal also has the following wholly owned unconsolidated subsidiaries that each meet the definition of a variable interest entity and are accounted for using the equity method:

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

Coteau, Falkirk and Sabine were developed between 1974 and 1981. Demery commenced delivering coal to its customer in 2012 and full production levels are expected to be reached in 2016. Liberty commenced production in 2013 but has not delivered any coal to its customer. Production levels are expected to increase gradually beginning in the second half of 2015 to full production of approximately 4.4 million tons of coal annually beginning in 2020. Construction of the Kemper County Energy Facility adjacent to Liberty is still in process, and the pace of completion may affect the pace of the increase in deliveries. Caddo Creek commenced delivering coal in late 2014. Camino Real expects initial deliveries in the second half of 2015, and expects to mine approximately 2.5 million to 3.0 million tons of coal annually when at full production. Coyote Creek received its mining permit in October 2014 and is developing a mine in Mercer County, North Dakota, from which it expects to deliver approximately 2.5 million tons of coal annually beginning in mid-2016.

The contracts with the customers of the unconsolidated subsidiaries provide for reimbursement to the company at a price based on actual costs plus an agreed pre-tax profit per ton of coal sold or actual costs plus a management fee.

North American Coal Corporation India Private Limited (“NACC India”) was formed to provide technical business advisory services to the third-party owner of a coal mine in India.  During the third quarter of 2014, NACC India's customer defaulted on its contractual payment obligations and, as a result of this default, NACC India has terminated its contract with the customer and is pursuing contractual remedies.

FINANCIAL REVIEW

Tons of coal sold by NACoal's operating mines were as follows for the three months ended March 31:

	2015	2014
	(In millions)
Coteau	3.8	4.0
Falkirk	1.9	2.0
Sabine	1.0	1.1
Other	0.1	—
Unconsolidated mines	6.8	7.1
MLMC	0.9	0.6
Centennial	0.1	0.2
Consolidated mines	1.0	0.8
Total tons sold	7.8	7.9

The limerock dragline mining operations sold 4.5 million and 5.0 million cubic yards of limerock in the three months ended March 31, 2015 and March 31, 2014, respectively.

The results of operations for NACoal were as follows for the three months ended March 31:

	2015	2014
Revenue - consolidated mines	$39,087	$37,496
Royalty and other	2,232	2,376
Total revenues	41,319	39,872
Cost of sales - consolidated mines	39,666	36,582
Cost of sales - royalty and other	500	445
Total cost of sales	40,166	37,027
Gross profit	1,153	2,845
Earnings of unconsolidated mines (a)	12,553	12,438
Selling, general and administrative expenses	7,759	7,865
Amortization of intangible assets	740	765
Operating profit	5,207	6,653
Interest expense	1,681	1,071
Other (income) or loss, including (income) loss from other unconsolidated affiliates	(1,485)	(473)
Income before income tax provision	5,011	6,055
Income tax provision	464	350
Net income	$4,547	$5,705

Effective income tax rate (b)	9.3%	5.8%

(a) See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.
(b) The NACoal effective income tax rate is affected by the benefit of percentage depletion. See further information regarding the consolidated effective income tax rate in Note 9 to the Unaudited Condensed Consolidated Financial Statements.

First Quarter of 2015 Compared with First Quarter of 2014

The following table identifies the components of change in revenues for the first quarter of 2015 compared with the first quarter of 2014:

Revenues
2014	$39,872
Increase (decrease) from:
Consolidated mining operations	1,651
Royalty and other income	(204)
2015	$41,319

Revenues increased in the first quarter of 2015 compared with the first quarter of 2014 due to an increase in revenues at the consolidated mining operations. The increase in revenues at the consolidated mining operations was primarily the result of more tons sold at MLMC, as its customer's power plant did not have a planned outage in the first quarter of 2015 in contrast to a significant outage during the first quarter of 2014, and increased reimbursable costs at the limerock dragline mining operations. The increase in revenues at MLMC and the limerock dragline mining operations was partially offset by a decrease in revenues at Centennial primarily due to reduced coal requirements at a customer's power plant, in part as a result of a significant planned outage during the first quarter of 2015.

The following table identifies the components of change in operating profit for the first quarter of 2015 compared with the first quarter of 2014:

Operating Profit
2014	$6,653
Increase (decrease) from:
Consolidated mining operations	(1,468)
Royalty and other income	(199)
Earnings of unconsolidated mines	116
Selling, general and administrative expenses	105
2015	$5,207
Operating profit decreased in the first quarter of 2015 from the first quarter of 2014 primarily as a result of lower operating results at the consolidated mining operations. The decrease at the consolidated mining operations was primarily attributable to a higher operating loss at Centennial resulting from a reduction in tons sold and no capitalized costs related to mine development in the first quarter of 2015, partially offset by a substantial improvement in operating results at MLMC due to an increase in tons sold in the first quarter of 2015 compared with the first quarter of 2014.

NACoal recognized net income of $4.5 million in the first quarter of 2015 compared with net income of $5.7 million in the first quarter of 2014. The decrease in net income was primarily due to the factors affecting operating profit and increased interest expense as a result of higher debt outstanding during the first quarter of 2015, partially offset by $0.9 million in other income related to a dividend received in the first quarter of 2015.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the three months ended March 31:

	2015	2014	Change
Operating activities:
Net income	$4,547	$5,705	$(1,158)
Depreciation, depletion and amortization	4,403	4,778	(375)
Other	(3,548)	(4,237)	689
Working capital changes	66,025	11,770	54,255
Net cash provided by operating activities	71,427	18,016	53,411

Investing activities:
Expenditures for property, plant and equipment	(1,065)	(30,936)	29,871
Other	808	(189)	997
Net cash used for investing activities	(257)	(31,125)	30,868

Cash flow before financing activities	$71,170	$(13,109)	$84,279

The increase in net cash provided by operating activities was primarily the result of working capital changes during the first three months of 2015 compared with the first three months of 2014. The change in working capital was mainly attributable to a significant decrease in accounts receivable from affiliates as well as a decrease in intercompany taxes and a decrease in inventory, all slightly offset by a decrease in accounts payable. Accounts receivable from affiliates, primarily to fund the purchases by Coyote Creek, an unconsolidated mine, of a dragline from NACoal, additional equipment and mine development costs, decreased as NACoal received payment from Coyote Creek. Inventory was lower as MLMC's coal stockpile decreased during the first three months of 2015 compared with an increase in the first three months of 2014 due to the planned outage at the customer's power plant.

The decrease in net cash used for investing activities was primarily attributable to a reduction in expenditures for property, plant and equipment. In the first three months of 2014, capital expenditures were mainly for the refurbishment of a dragline and purchase of equipment at Centennial.

	2015	2014	Change
Financing activities:
Net additions (reductions) to long-term debt and revolving credit agreements	$(71,334)	$10,094	$(81,428)
Capital contribution from NACCO	—	3,000	(3,000)
Other	(18)	—	(18)
Net cash provided by (used for) financing activities	$(71,352)	$13,094	$(84,446)

The change in net cash provided by (used for) financing activities was primarily due to repayments on NACoal's revolver as a result of the payment received from Coyote Creek, an unconsolidated mine, during the first three months of 2015.

Financing Activities

NACoal has an unsecured revolving line of credit of up to $225.0 million (the “NACoal Facility”) that expires in November 2018. Borrowings outstanding under the NACoal Facility were $108.0 million at March 31, 2015. At March 31, 2015, the excess availability under the NACoal Facility was $115.9 million, which reflects a reduction for outstanding letters of credit of $1.1 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective March 31, 2015, for base rate and LIBOR loans were 1.25% and 2.25%, respectively. The NACoal Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.40% on the unused commitment at March 31, 2015. The floating rate of interest applicable to the NACoal Facility at March 31, 2015 was 3.56% including the floating rate margin and the effect of the interest rate swap agreement discussed below.

To reduce the exposure to changes in the market rate of interest, NACoal has entered into an interest rate swap agreement for a portion of the NACoal Facility. Terms of the interest rate swap agreement require NACoal to receive a variable interest rate and pay a fixed interest rate. NACoal has interest rate swaps with notional values totaling $100.0 million at March 31, 2015 at an average fixed rate of 1.4%.

The NACoal Facility contains restrictive covenants, which require, among other things, NACoal to maintain a maximum debt to EBITDA ratio of 3.50 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The NACoal Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 3.00 to 1.00 in conjunction with maintaining unused availability thresholds of borrowing capacity, as defined in the NACoal Facility, of $15.0 million. At March 31, 2015, NACoal was in compliance with all financial covenants in the NACoal Facility.

NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At March 31, 2015, the balance of the note was $3.8 million and the interest rate was 0.41%.

NACoal believes funds available from cash on hand at the Company, the NACoal Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the NACoal Facility.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2014, other than a reduction in the borrowings outstanding on NACoal's Facility, there have been no significant changes in the total amount of NACoal's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 46 in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. See Note 6 for a discussion of certain guarantees related to Coyote Creek.

Capital Expenditures

Expenditures for property, plant and equipment were $1.1 million during the first three months of 2015. NACoal estimates that its capital expenditures for the remainder of 2015 will be an additional $11.4 million, primarily for mine machinery and equipment. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

NACoal's capital structure is presented below:

	MARCH 31 2015	DECEMBER 31 2014	Change
Cash and cash equivalents	$21	$203	$(182)
Other net tangible assets	180,229	246,519	(66,290)
Coal supply agreements, net	50,039	50,779	(740)
Net assets	230,289	297,501	(67,212)
Total debt	(123,111)	(194,445)	71,334
Total equity	$107,178	$103,056	$4,122
Debt to total capitalization	53%	65%	(12)%

The decrease in other net tangible assets and total debt during the first three months of 2015 was primarily due to the collection of accounts receivable from affiliates as NACoal received payment from Coyote Creek. NACoal used the payment from Coyote Creek primarily to pay down the NACoal Facility.

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

Faced with the ongoing weakness in the Alabama and global coal markets, and higher anticipated coal processing costs related to more stringent coal quality requirements, NACoal is focused on managing the Centennial business based on cash generation. The management team is managing operations in line with conservative volume estimates, altering mining plans, identifying and implementing less costly coal processing methods, managing production methods and volumes to optimize cash flow, and evaluating capital employed, including selling certain non-core assets. In this context, Centennial expects mining areas to be reduced from three currently to a single mine area during the second half of 2015. Centennial’s operating results, cash flow before financing and EBITDA are expected to improve significantly in the last three quarters of 2015 compared with 2014, excluding the asset impairment charge recognized in 2014, largely due to increased tons sold, improved cost effectiveness and reduced capital employed. A reduction in Centennial's annual depreciation and amortization expense of approximately $6.0 million as a result of the asset impairment charge taken in 2014 will be reflected in the improved 2015 results. However, operating results in 2015 at Centennial, including non-cash charges, are expected to remain in a substantial loss position due in part to the loss incurred in the first quarter of 2015 and also to increasing coal processing costs in the remaining three quarters of 2015 to comply with a change in customer requirements for coal to be sold beginning in the fourth quarter of 2015. Cash expenditures in the remainder of 2015 will include required final reclamation at some mine areas where mining will have been concluded. Although cash flow before financing activities is expected to improve from 2014, Centennial is still expected to have cash losses in the remaining three quarters of 2015. Management believes that actions taken during 2015 will position Centennial for further improvement in cash generation in 2016, assuming that market conditions do not deteriorate. The Company believes that efforts to manage the Centennial business around conservative volume expectations and manage for cash will help to position this business to take advantage of any rebound in the coal market that may occur over time.

Limerock deliveries in 2015 are expected to be lower than in 2014 as a result of reduced customer requirements, but operating results are expected to improve as a result of the absence of a $1.2 million pre-tax charge incurred in the second quarter of 2014 to reimburse a customer for damaged equipment. Also, royalty and other income is expected to decline in 2015 compared with 2014.

At the unconsolidated mining operations, steam coal tons delivered in 2015 are expected to increase from 2014 based on customers' currently planned power plant operating levels and as a result of production increases at the newer mines. Demery commenced delivering coal to its customer in 2012 and full production levels are expected to be reached in 2016. Liberty commenced production in 2013 but has not delivered any coal to its customer. Production levels at Liberty are expected to increase gradually beginning in the second half of 2015 to full production of approximately 4.4 million tons of coal annually beginning in 2020. Construction of the Kemper County Energy Facility adjacent to Liberty is still in process, and the pace of completion may affect the pace of the increase in deliveries. Caddo Creek commenced delivering coal in late 2014.

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

Overall, excluding the 2014 asset impairment charge of $105.1 million, or $66.4 million after tax of $38.7 million, and gains on the sale of assets, 2015 income before income taxes is expected to increase significantly over 2014 income before income taxes. Cash flow before financing activities is expected to be positive, as compared with the negative cash flow before financing activities in 2014. Capital expenditures for 2015 are now expected to be $12.4 million, a decrease from the $24.1 million projected at the end of 2014. Capital expenditures during the last three quarters of 2015 are expected to be $11.4 million, comprised largely of $9.0 million for replacement equipment and land at MLMC and approximately $1.6 million at Centennial. The reduction in expected capital expenditures reflects NACoal's continued efforts to manage capital employed at appropriate levels.

Over the longer-term, NACoal’s goal is to increase earnings of its unconsolidated mines by approximately 50% by 2017 from the 2012 level of $45.2 million through the development and maturation of its newer mines and normal escalation of contractual compensation at its existing mines. The power plant served by MLMC, a consolidated mine, received significant improvements and upgrades in 2014 during planned power plant outages, which are expected to improve the operating performance and reliability of that power plant. NACoal expects that these improvements will increase tons sold and profitability of this mining operation above historical levels in 2015 and beyond, except when planned or unplanned power plant outages occur. The outlook at Centennial is poor at this time due to low coal prices, low demand and higher coal processing costs. NACoal is currently not prepared to forecast significant GAAP earnings at Centennial and will not do so until these price and demand conditions improve.

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

FINANCIAL REVIEW

The results of operations for HBB were as follows for the three months ended March 31:

	2015	2014
Revenues	$123,293	$101,325
Operating profit	$2,188	$937
Interest expense	$420	$295
Other expense (income)	$832	$220
Net income	$618	$350
Effective income tax rate	34.0%	17.1%

First Quarter of 2015 Compared with First Quarter of 2014

The following table identifies the components of change in revenues for the first quarter of 2015 compared with the first quarter of 2014:

Revenues
2014	$101,325
Increase (decrease) from:
Unit volume and product mix	20,547
Weston Brands	3,929
Foreign currency	(2,040)
Other	(468)
2015	$123,293

Revenues for the first quarter of 2015 increased 21.7%, or 17.8% excluding the sales from the Weston Brands acquisition, compared with the first quarter of 2014. Revenues increased primarily due to increased sales volumes of higher-priced and new products, mainly in the U.S. and international consumer markets and the commercial market. The increase was partially offset by unfavorable foreign currency movements as both the Mexican peso and Canadian dollar weakened against the U.S. dollar.

The following table identifies the components of change in operating profit for the first quarter of 2015 compared with the first quarter of 2014:

Operating Profit
2014	$937
Increase (decrease) from:
Gross profit	4,469
Selling, general and administrative expenses	(1,760)
Weston Brands	(791)
Foreign currency	(667)
2015	$2,188

HBB's operating profit increased in the first quarter of 2015 from the first quarter of 2014 due to higher gross profit partially offset by increased selling, general and administrative expenses, an operating loss at Weston Brands and unfavorable foreign currency movements. The improvement in HBB's gross profit was mainly attributable to an increase in sales of higher margin products. Selling, general and administrative expenses increased primarily as a result of higher employee-related expenses and costs to implement HBB's strategic initiatives.

Weston Brands generated gross profit but incurred an operating loss in the seasonally weak first quarter of 2015. The first quarter results include certain integration costs, including relocation and employee severance expenses, as well as amortization expense on acquired intangibles.

HBB recognized net income of $0.6 million in the first quarter of 2015 compared with $0.4 million in the first quarter of 2014 primarily due to the factors affecting operating profit partially offset by unfavorable foreign currency movements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the three months ended March 31:

	2015	2014	Change
Operating activities:
Net income	$618	$350	$268
Depreciation and amortization	878	634	244
Other	313	1,496	(1,183)
Working capital changes	(11,970)	(18,556)	6,586
Net cash used for operating activities	(10,161)	(16,076)	5,915

Investing activities:
Expenditures for property, plant and equipment	(1,167)	(495)	(672)
Net cash used for investing activities	(1,167)	(495)	(672)

Cash flow before financing activities	$(11,328)	$(16,571)	$5,243

Net cash used for operating activities decreased by $5.9 million in the first three months of 2015 compared with the first three months of 2014 primarily as a result of a change in working capital. The change in working capital was mainly due to less of an increase in inventory and less of a decrease in accounts payable and accrued payroll in the first three months of 2015 compared with 2014. These items were partially offset by a smaller decrease in accounts receivable in the first three months of 2015 compared with 2014 primarily due to higher sales during 2015.

	2015	2014	Change
Financing activities:
Net additions (reductions) to revolving credit agreement and other	$11,959	$19,189	$(7,230)
Net cash provided by financing activities	$11,959	$19,189	$(7,230)

The change in net cash provided by financing activities was mainly the result of a decrease in borrowings as HBB required less cash to fund working capital during the first three months of 2015 than in the first three months of 2014.

Financing Activities

HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires in July 2019. The obligations under the HBB Facility are secured by substantially all of HBB's assets. The approximate book value of HBB's assets held as collateral under the HBB Facility was $236.0 million as of March 31, 2015. At March 31, 2015, the borrowing base under the HBB Facility was $109.8 million and borrowings outstanding under the HBB Facility were $64.8 million. At March 31, 2015, the excess availability under the HBB Facility was $44.9 million.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible accounts receivable, inventory and trademarks of the borrowers, as defined in the HBB Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the HBB Facility. A portion of the availability is denominated in Canadian dollars to provide funding to HBB's Canadian subsidiary. Borrowings bear interest at a floating rate, which can be a base rate or LIBOR, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective March 31, 2015, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.50%, respectively. The applicable margins, effective March 31, 2015, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.00% and 1.50%, respectively. The HBB Facility also required a fee of 0.25% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability. The floating rate of interest applicable to the HBB Facility at March 31, 2015 was 2.74% including the floating rate margin and the effect of interest rate swap agreements discussed below.

To reduce the exposure to changes in the market rate of interest, HBB has entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require HBB to receive a variable interest rate and pay a fixed interest rate. HBB has interest rate swaps with notional values totaling $20.0 million at March 31, 2015 at an average fixed rate of 1.4%.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to NACCO, subject to achieving availability thresholds. Dividends are discretionary to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $25.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At March 31, 2015, HBB was in compliance with all financial covenants in the HBB Facility.

HBB believes funds available from cash on hand at the Company, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the HBB Facility.

Contractual Obligations, Contingent Liabilities and Commitments

In the three months ended March 31, 2015, there were no significant changes in the total amount of HBB's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 53 in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Capital Expenditures

Expenditures for property, plant and equipment were $1.2 million for the first three months of 2015 and are estimated to be an additional $7.2 million for the remainder of 2015. These planned capital expenditures are primarily for tooling for new products and improvements to HBB's information technology infrastructure. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

Working capital is significantly affected by the seasonality of HBB's business. The following is a discussion of the changes in HBB's capital structure at March 31, 2015 compared with both March 31, 2014 and December 31, 2014.

March 31, 2015 Compared with March 31, 2014

	MARCH 31 2015	MARCH 31 2014	Change
Cash and cash equivalents	$2,057	$2,626	$(569)
Other net tangible assets	97,068	87,400	9,668
Goodwill and intangible assets, net	15,951	—	15,951
Net assets	115,076	90,026	25,050
Total debt	(65,412)	(37,636)	(27,776)
Total equity	$49,664	$52,390	$(2,726)
Debt to total capitalization	57%	42%	15%

Net assets increased $25.1 million from March 31, 2014 primarily due to the acquisition of Weston Brands resulting in $16.0 million of goodwill and intangible assets, net, as well as an increase in other net tangible assets. Other net tangible assets increased $9.7 million from March 31, 2014 mainly as a result of an increase in accounts receivable and inventory partially offset by an increase in accounts payable. The increases in accounts receivable and inventory were primarily attributable to higher sales in the first three months of 2015 compared with the first three months of 2014 and the increase in accounts payable was mainly the result of the increase in inventory purchases.

Total debt increased $27.8 million due to additional borrowings made during the fourth quarter of 2014 to fund the acquisition of Weston Brands.

March 31, 2015 Compared with December 31, 2014

	MARCH 31 2015	DECEMBER 31 2014	Change
Cash and cash equivalents	$2,057	$1,442	$615
Other net tangible assets	97,068	85,329	11,739
Goodwill and intangible assets, net	15,951	16,295	(344)
Net assets	115,076	103,066	12,010
Total debt	(65,412)	(53,453)	(11,959)
Total equity	$49,664	$49,613	$51
Debt to total capitalization	57%	52%	5%

Other net tangible assets increased $11.7 million from December 31, 2014 primarily due to a decrease in accounts payable and payroll-related accruals partially offset by a decrease in accounts receivable during the first three months of 2015. The changes in accounts receivable and accounts payable were primarily attributable to the seasonality of the business. The decrease in payroll-related accruals was due to payments made during the first three months of 2015.

Total debt increased $12.0 million mainly as a result of the seasonality of the business and the required funding of operations during the first three months of 2015.

OUTLOOK

While the economy appears to be improving, HBB's target consumer, the middle-market mass consumer, continues to remain under pressure financially. This situation and weakened consumer traffic to retail locations are creating continued uncertainty about the ongoing strength of the retail market for small appliances. As a result, sales volumes in the middle-market portion of the U.S. small kitchen appliance market in which HBB's core brands participate are projected to grow only moderately in 2015. The Canadian retail market is expected to follow U.S. trends. Other international markets and commercial product markets in which HBB participates are also anticipated to grow moderately in 2015 compared with 2014. HBB believes the underlying market conditions in the hunting, gardening and food enthusiast markets will continue to generate increasing interest and demand in the categories in which the company's new subsidiary, Weston Brands, participates.  Given these market conditions, HBB expects sales volumes in its core small kitchen appliance business to grow more favorably than the market in 2015 due to broader placements of products. In addition, the company believes there are a number of existing placements and market opportunities that can be secured for the Weston business. As a result, 2015 Weston sales volumes are expected to grow at or above the growth rate experienced by the core HBB small kitchen appliance business. Finally, HBB's international and commercial product sales volumes are anticipated to grow in 2015 compared with 2014 as a result of the company's strategic initiatives.

HBB continues to focus on strengthening its North American consumer market position through product innovation, promotions, increased placements and branding programs, together with appropriate levels of advertising for the company's highly successful and innovative product lines and its new line of Weston products. HBB expects the FlexBrewTM coffee maker, launched in late 2012, and the Hamilton Beach® Breakfast Sandwich Maker line, launched in early 2013, to continue to gain market position. In addition, during 2015, HBB expects to expand both product lines with products offering a broader range of features. The company is continuing to introduce other innovative products and upgrades to certain products in several small appliance categories, as well as in its growing global commercial business. HBB expects the commercial business to benefit from several new products, including the FuryTM and EclipseTM high-performance blenders, the Blend-in-Cup mixer and the PrimePour "cocktails-on-tap" machine. Finally, HBB's new Jamba® blenders and juicing products and Wolf Gourmet® -branded products are expected to enter the market in the first half of 2015 and expand and gain market position during the remainder of 2015. These products, as well as other new product introductions in the pipeline for 2015, and the line of Weston products, are expected to enhance both revenues and operating profit. As a result of these new products and execution of the company's strategic initiatives, both domestically and internationally, HBB expects an increase in revenues in 2015 compared with 2014.

Overall, HBB expects full-year 2015 net income to be moderately higher than 2014. The anticipated increase in sales volumes attributable to the continued implementation and execution of HBB's strategic initiatives, along with a full year of revenue from the Weston Brands acquisition, is expected to be partially offset by a full year of operating expenses, including amortization on acquired intangibles, for Weston Brands. Costs to implement HBB's strategic initiatives, increases in transportation costs and the absence of the $1.6 million tax benefit realized in 2014 are also expected to partially offset the benefits from increased sales volumes. In addition, the negative effects of foreign currency fluctuations are currently expected to increase in 2015 compared with 2014. HBB continues to monitor both currency effects and commodity costs closely and intends to adjust product prices and product placements, as appropriate, if these costs continue to increase.

Excluding the cash paid for the acquisition of Weston Brands, HBB expects cash flow before financing activities in 2015 to be higher than 2014. Capital expenditures are expected to be $7.2 million in the remainder of 2015.

Longer term, HBB will work to improve return on sales through economies of scale derived from market growth and its five strategic volume growth initiatives: (1) enhancing its placements in the North American consumer business through consumer-driven innovative products and strong sales and marketing support, (2) enhancing internet sales by providing best-in-class retailer support and increased consumer content and engagement, (3) participating in the "only-the-best" market with a strong brand and broad product line, including investing in new products to be sold under the Jamba® and Wolf Gourmet® brand names, (4) expanding internationally in the emerging Asian and Latin American markets by increasing product offerings and expanding its distribution channels and sales and marketing capabilities, and (5) achieving global Commercial market leadership through a commitment to an enhanced global product line for chains and distributors serving the global food service and hospitality markets. HBB expects to make continued progress in the execution of its strategic initiatives in 2015.

THE KITCHEN COLLECTION, LLC

KC is a national specialty retailer of kitchenware in outlet and traditional malls throughout the United States. KC's business is seasonal, and a majority of its revenues and operating profit typically occurs in the second half of the year when sales of kitchenware to consumers increase significantly for the fall holiday selling season.

FINANCIAL REVIEW

The results of operations for KC were as follows for the three months ended March 31:

	2015	2014
Revenues	$29,967	$36,876
Operating loss	$(3,045)	$(6,514)
Interest expense	$24	$88
Other expense, net	$23	$18
Net loss	$(1,893)	$(4,033)
Effective income tax rate	38.8%	39.1%

First Quarter of 2015 Compared with First Quarter of 2014

The following table identifies the components of change in revenues for the first quarter of 2015 compared with the first quarter of 2014:

Revenues
2014	$36,876
Increase (decrease) from:
KC closed stores	(4,434)
Le Gourmet Chef ("LGC") stores	(3,579)
KC comparable stores	(256)
Other	(114)
KC new store sales	1,474
2015	$29,967

Revenues for the first quarter of 2015 decreased compared with the first quarter of 2014. The decrease was primarily the result of the loss of sales from closing unprofitable stores since March 31, 2014 partially offset by an increase in sales at newly opened KC stores.

At March 31, 2015, KC operated a total of 223 stores compared with 258 stores at March 31, 2014 and 248 stores at December 31, 2014.

The following table identifies the components of change in operating loss for the first quarter of 2015 compared with the first quarter of 2014:

Operating Loss
2014	$(6,514)
(Increase) decrease from:
KC comparable stores	1,454
LGC stores	912
KC closed stores	885
Selling, general and administrative expenses	218
Other	107
KC new stores	(107)
2015	$(3,045)

KC recognized a lower operating loss in the first quarter of 2015 compared with the first quarter of 2014 primarily as a result of improvements in KC comparable store operating margins, closing unprofitable stores since March 31, 2014 and reduced selling, general and administrative expenses. Comparable store operating margins improved due to fewer promotional sales and lower mark-downs, a shift in mix to higher-margin products and a reduction in store expenses. Selling general and administrative expenses decreased as a result of lower employee-related costs.

KC reported a net loss of $1.9 million in the first quarter of 2015 compared with a net loss of $4.0 million in the first quarter of 2014 primarily due to the factors affecting the operating loss.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the three months ended March 31:

	2015	2014	Change
Operating activities:
Net loss	$(1,893)	$(4,033)	$2,140
Depreciation and amortization	409	491	(82)
Other	539	(26)	565
Working capital changes	(4,346)	(6,804)	2,458
Net cash used for operating activities	(5,291)	(10,372)	5,081

Investing activities:
Expenditures for property, plant and equipment	(150)	(341)	191
Other	36	112	(76)
Net cash used for investing activities	(114)	(229)	115

Cash flow before financing activities	$(5,405)	$(10,601)	$5,196

Net cash used for operating activities decreased $5.1 million in the first three months of 2015 compared with the first three months of 2014 primarily due to the change in working capital and the decrease in the net loss. The change in working capital was mainly the result of less of a decrease in accounts payable, intercompany accounts payable and accrued payroll in the first three months of 2015 compared with the first three months of 2014 partially offset by a change in inventory. The change in inventory was the result of a slight increase in inventory levels in the first three months of 2015 compared with a large decrease in inventory levels in the first three months of 2014. These changes are primarily attributable to a large reduction in the number of stores during the first three months of 2014.

	2015	2014	Change
Financing activities:
Net additions to revolving credit agreement	$400	$10,268	$(9,868)
Net cash provided by financing activities	$400	$10,268	$(9,868)

The reduction in net cash provided by financing activities was the result of a decrease in borrowings as KC required less cash for working capital during the first three months of 2015 compared with the first three months of 2014.

Financing Activities

KC has a $30.0 million secured revolving line of credit that expires in September 2019 (the “KC Facility”). The obligations under the KC Facility are secured by substantially all of the assets of KC. The approximate book value of KC's assets collateralized under the KC Facility was $45.7 million as of March 31, 2015. At March 31, 2015, the borrowing base under the KC Facility was $19.8 million and borrowings outstanding under the KC Facility were $0.4 million. At March 31, 2015, the excess availability under the KC Facility was $19.4 million.

The maximum availability under the KC Facility is derived from a borrowing base formula using KC's eligible inventory and eligible credit card accounts receivable, as defined in the KC Facility. Borrowings bear interest at a floating rate plus a margin based on the excess availability under the agreement, as defined in the KC Facility, which can be either a base rate plus a margin of 1.00% or LIBOR plus a margin of 2.00% as of March 31, 2015. The KC Facility also requires a commitment fee of 0.32% per annum on the unused commitment. The floating rate of interest applicable to the KC Facility at March 31, 2015 was 4.25% including the floating rate margin.

The KC Facility allows for the payment of dividends to NACCO, subject to certain restrictions based on availability and meeting a fixed charge coverage ratio as described in the KC Facility. Dividends are limited to (i) $6.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $7.5 million after giving effect to such payment and maintaining a minimum fixed charge coverage ratio of 1.1 to 1.0, as defined in the KC Facility; (ii) $2.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $7.5 million after giving effect to such payment and (iii) in such amounts as determined by KC, so long as KC has excess availability under the KC Facility of $15.0 million after giving effect to such payment. At March 31, 2015, KC was in compliance with all financial covenants in the KC Facility.

KC believes funds available from cash on hand at the Company, the KC Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the KC Facility.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2014, there have been no significant changes in the total amount of KC's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 59 in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Capital Expenditures

Expenditures for property, plant and equipment were $0.2 million for the first three months of 2015 and are estimated to be an additional $1.2 million for the remainder of 2015. These planned capital expenditures are primarily for fixtures and equipment at new or existing stores and improvements to KC's information technology infrastructure. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

Working capital is significantly affected by the seasonality of KC's business. The following is a discussion of the changes in KC's capital structure at March 31, 2015 compared with both March 31, 2014 and December 31, 2014.

March 31, 2015 Compared with March 31, 2014

	MARCH 31 2015	MARCH 31 2014	Change
Cash and cash equivalents	$529	$449	$80
Other net tangible assets	30,148	44,018	(13,870)
Net assets	30,677	44,467	(13,790)
Total debt	(400)	(11,728)	11,328
Total equity	$30,277	$32,739	$(2,462)
Debt to total capitalization	(a)	26%	(a)
(a)Debt to total capitalization is not meaningful.

The $13.9 million decrease in other net tangible assets at March 31, 2015 compared with March 31, 2014 was mainly due to a significant reduction in inventory primarily from the decrease in the number of stores open at March 31, 2015 compared with March 31, 2014 and KC's inventory management initiative, which resulted in less inventory per store. The decrease in other net tangible assets was the result of a reduction in property, plant and equipment, largely offset by a decrease in accounts payable, both primarily from the reduction in the number of stores.

KC required less cash for working capital, mainly due to KC's inventory management initiative and the reduction in the number of stores, which resulted in an $11.3 million reduction in borrowings during the first three months of 2015 compared with the first three months of 2014.

March 31, 2015 Compared with December 31, 2014

	MARCH 31 2015	DECEMBER 31 2014	Change
Cash and cash equivalents	$529	$5,534	$(5,005)
Other net tangible assets	30,148	26,636	3,512
Net assets	30,677	32,170	(1,493)
Total debt	(400)	—	(400)
Total equity	$30,277	$32,170	$(1,893)
Debt to total capitalization	(a)	(a)	(a)
(a)Debt to total capitalization is not meaningful.

Other net tangible assets increased $3.5 million at March 31, 2015 compared with December 31, 2014 primarily as a result of decreases in accounts payable, sales tax payable and accrued payroll all due to the seasonality of the business.

OUTLOOK

Consumer traffic to mall locations continues to be soft. Despite an economy which is showing signs of improvement, the middle-market consumer remains under pressure, which is expected to continue to limit consumer spending for KC's target customer in 2015. As a result, KC expects continued market softness throughout 2015. In this context, KC closed 25 stores in the first quarter of 2015, which, in large measure, completes KC's program of closing underperforming stores to realign the business around a core of Kitchen Collection® stores which perform with acceptable profitability. KC plans to maintain a lower number of stores in 2015 and, as a result, expects 2015 revenues to decrease compared with 2014.

KC expects to close the three remaining Le Gourmet Chef® stores by mid-2015 and focus its growth on its core Kitchen Collection® stores, adding stores cautiously with new stores expected to be positioned in optimum locations in strong outlet malls. The net effect of closing stores early in 2015 and the anticipated opening of a small number of new stores, mostly during the second half of 2015, as well as the ongoing evaluation of the company's expense structure and lower store closure expenses in the fourth quarter, are expected to produce net income near break-even in 2015. Further, KC believes its remaining core stores will be well-positioned to take advantage of any upturn in consumer traffic. Cash flow before financing activities is expected to be positive again in 2015, but down from the level generated in 2014. Capital expenditures are expected to be $1.2 million in the remainder of 2015.

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

FINANCIAL REVIEW

Operating Results

The results of operations at NACCO and Other were as follows for the three months ended March 31:

	2015	2014
Revenues	$—	$—
Operating loss	$(1,289)	$(1,352)
Other expense	$339	$285
Net loss	$(1,239)	$(1,197)

First Quarter of 2015 Compared with First Quarter of 2014

Operating loss and net loss in the first quarter of 2015 were comparable to the first quarter of 2014 as decreased employee-related expenses and professional fees were largely offset by a decrease in management fees charged to the subsidiaries.

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

Following are the parent company management fees included in each subsidiary's selling, general and administrative expenses for the three months ended March 31:

	2015	2014
NACoal	$794	$1,022
HBB	$946	$887
KC	$67	$65

Stock Repurchase Program
See Item 2 and Note 4 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a discussion of the Company's stock repurchase program.

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

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2014, there have been no significant changes in the total amount of NACCO and Other contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 62 in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Capital Structure

NACCO's consolidated capital structure is presented below:

	MARCH 31 2015	DECEMBER 31 2014	Change
Cash and cash equivalents	$29,312	$61,135	$(31,823)
Other net tangible assets	311,732	346,703	(34,971)
Goodwill and intangible assets, net	65,990	67,074	(1,084)
Net assets	407,034	474,912	(67,878)
Total debt	(188,923)	(247,898)	58,975
Bellaire closed mine obligations, net of tax	(15,161)	(15,540)	379
Total equity	$202,950	$211,474	$(8,524)
Debt to total capitalization	48%	54%	(6)%

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

NACoal: (1) changes in tax laws or regulatory requirements, including changes in mining or power plant emission regulations and health, safety or environmental legislation, (2) changes in the demand for and market prices of metallurgical and steam coal produced at the Centennial operations, (3) changes in costs related to geological conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (4) regulatory actions, changes in mining permit requirements or delays in obtaining mining permits that could affect deliveries to customers, (5) weather conditions, extended power plant outages, utility dispatch decisions on the basis of cost or regulatory compliance criteria which may result in the utilization of electric generating units other than generating units supplied by NACoal, or other events that would change the level of customers' coal or limerock requirements, (6) weather or equipment problems that could affect deliveries to customers, (7) changes in the power industry that would affect demand for NACoal's reserves, (8) changes in the costs to reclaim current NACoal mining areas, (9) costs to pursue and develop new mining and other business development opportunities, (10) changes or termination of a long-term mining contract, or a customer default under a contract and (11) increased competition, including consolidation within the industry.

HBB: (1) changes in the sales prices, product mix or levels of consumer purchases of small electric and specialty housewares appliances, (2) changes in consumer retail and credit markets, (3) bankruptcy of or loss of major retail customers or suppliers, (4) changes in costs, including transportation costs, of sourced products, (5) delays in delivery of sourced products, (6) changes in or unavailability of quality or cost effective suppliers, (7) exchange rate fluctuations, changes in the foreign import tariffs and monetary policies and other changes in the regulatory climate in the foreign countries in which HBB buys, operates and/or sells products, (8) product liability, regulatory actions or other litigation, warranty claims or returns of products, (9) customer acceptance of, changes in costs of, or delays in the development of new products, (10) the successful integration of the Weston Brands acquisition, (11) increased competition, including consolidation within the industry and (12) changes mandated by federal, state and other regulation, including health, safety or environmental legislation.

KC: (1) changes in gasoline prices, weather conditions, the level of consumer confidence and disposable income as a result of economic conditions, unemployment rates or other events or conditions that may adversely affect the number of customers visiting Kitchen Collection® stores, (2) changes in the sales prices, product mix or levels of consumer purchases of kitchenware, small electric appliances and gourmet foods, (3) changes in costs, including transportation costs, of inventory, (4) delays in delivery or the unavailability of inventory, (5) customer acceptance of new products, (6) the anticipated impact of the opening of new stores, the ability to renegotiate existing leases and effectively and efficiently close under-performing stores and (7) increased competition.

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

The fair value of the Company's interest rate swap agreements was a net payable of $1.2 million at March 31, 2015. A hypothetical 10% change in interest rates would not cause a material change in the fair value of the interest rate swap agreements at March 31, 2015 and, assuming no changes in the Company's financial structure as it stands, would not have a material effect on annual interest expense.

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
HBB uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts generally mature within twelve months and require HBB to buy or sell the functional currency in which the applicable subsidiary operates and buy or sell U.S. dollars at rates agreed to at the inception of the contracts. The fair value of these contracts was a net receivable of $0.6 million at March 31, 2015.

For purposes of risk analysis, the Company uses sensitivity analyses to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. Assuming a hypothetical 10% weakening of the U.S. dollar compared with other foreign currencies at March 31, 2015, the fair value of foreign currency-sensitive financial instruments, which primarily represent forward foreign currency exchange contracts, would not cause a material change in the fair value of the contracts at March 31, 2015. It is important to note that the change in fair value indicated in this sensitivity analysis would be somewhat offset by changes in the fair value of the underlying receivables and payables, which would not be material.

COMMODITY PRICE RISK
The Company uses certain commodities, including steel and diesel fuel, in the normal course of its mining processes. As such, the cost of operations is subject to variability as the market for these commodities changes. The Company monitors this risk and utilizes forward purchase contracts to manage a portion of NACoal's exposure related to diesel fuel volatility. There have been no material changes in the Company's commodity price risk during the three months ended March 31, 2015.

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

Changes in internal control over financial reporting: During the first quarter of 2015, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company acquired Weston Brands on December 16, 2014, and is currently in the process of integrating Weston Brands operations, processes and internal controls. See Note 12 to the unaudited condensed consolidated financial statements for additional information regarding the acquisition.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
None.

Item 1A    Risk Factors
No material changes to the risk factors for HBB, KC, NACoal or General from the Company's Annual Report on
Form 10-K for the year ended December 31, 2014.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (1)
Month #1 (January 1 to 31, 2015)	46,718	$58.01	46,718	$21,299,759
Month #2 (February 1 to 28, 2015)	35,486	$57.53	35,486	$19,258,256
Month #3 (March 1 to 31, 2015)	39,559	$54.60	39,559	$17,098,192
Total	121,763	$56.76	121,763	$17,098,192

(1)
On November 12, 2013, the Company's Board of Directors approved a stock repurchase program (the "2013 Stock Repurchase Program") providing for the purchase of up to $60 million of the Company's Class A Common Stock outstanding through December 31, 2015. The timing and amount of any repurchases under the 2013 Stock Repurchase Program are determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives and market conditions for the Company's Class A Common Stock. The 2013 Stock Repurchase Program does not require the Company to acquire any specific number of shares. It may be modified, suspended, extended or terminated by the Company at any time without prior notice and may be executed through open market purchases, privately negotiated transactions or otherwise. All or part of the repurchases under the 2013 Stock Repurchase Program may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so. As of March 31, 2015, the Company repurchased $42.9 million of Class A Common Stock under the 2013 Stock Repurchase Program.

Item 3    Defaults Upon Senior Securities
None.

Item 4    Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 filed with this Quarterly Report on Form 10-Q for the period ended March 31, 2015.

Item 5    Other Information
None.

Item 6    Exhibits
Incorporated by reference to the Exhibit Index on page 37 of this Quarterly Report on Form 10-Q for the period ended March 31, 2015.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NACCO Industries, Inc. (Registrant)
Date:	May 5, 2015	/s/ Elizabeth I. Loveman
Elizabeth I. Loveman
Vice President and Controller (principal financial and accounting officer)

Exhibit Index

Exhibit
Number*	Description of Exhibits

10.1**
Second Amendment to Lignite Sales Agreement dated as of March 16, 2015 between Coyote Creek Mining Company, L.L.C. and Otter Tail Power Company, Northern Municipal Power Agency, Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc., and NorthWestern Corporation.

10.2**
Agreement dated as of March 16, 2015 among The North American Coal Corporation, Otter Tail Power Company, Northern Municipal Power Agency, Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc. and NorthWestern Corporation.

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