Form 10-Q
period 2015-06-30
NACCO INDUSTRIES INC
filed 2015-08-05
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

YES ☐ NO ☑

Number of shares of Class A Common Stock outstanding at July 31, 2015: 5,379,848
Number of shares of Class B Common Stock outstanding at July 31, 2015: 1,572,627

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30 2015	DECEMBER 31 2014	JUNE 30 2014
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$19,323	$61,135	$60,907
Accounts receivable, net	88,295	123,466	85,001
Accounts receivable from affiliates	3,137	57,421	36,351
Inventories, net	203,167	190,382	188,148
Deferred income taxes	19,705	18,566	12,740
Prepaid expenses and other	25,977	14,743	23,195
Total current assets	359,604	465,713	406,342
Property, plant and equipment, net	154,020	159,644	254,362
Goodwill	6,253	6,253	—
Other Intangibles, net	58,786	60,821	57,929
Deferred income taxes	11,775	15,806	1,324
Other non-current assets	60,961	62,283	68,836
Total assets	$651,399	$770,520	$788,793
LIABILITIES AND EQUITY
Accounts payable	$116,246	$133,668	$99,319
Revolving credit agreements of subsidiaries - not guaranteed by the parent company	11,340	55,000	74,524
Current maturities of long-term debt of subsidiaries - not guaranteed by the parent company	1,485	1,467	7,877
Accrued payroll	29,484	23,567	14,837
Other current liabilities	34,248	40,979	37,868
Total current liabilities	192,803	254,681	234,425
Long-term debt of subsidiaries - not guaranteed by the parent company	166,239	191,431	147,257
Mine closing reserves	38,320	37,399	35,930
Pension and other postretirement obligations	9,831	10,616	7,355
Deferred income taxes	—	—	23,026
Other long-term liabilities	52,112	64,919	66,013
Total liabilities	459,305	559,046	514,006
Stockholders' equity
Common stock:
Class A, par value $1 per share, 5,407,112 shares outstanding (December 31, 2014 - 5,662,214 shares outstanding; June 30, 2014 - 6,046,238 shares outstanding)	5,407	5,662	6,046
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,572,627 shares outstanding (December 31, 2014 - 1,573,292 shares outstanding; June 30, 2014 - 1,580,590 shares outstanding)	1,573	1,573	1,581
Retained earnings	206,400	224,428	279,922
Accumulated other comprehensive loss	(21,286)	(20,189)	(12,762)
Total stockholders' equity	192,094	211,474	274,787
Total liabilities and equity	$651,399	$770,520	$788,793

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2015	2014	2015	2014
	(In thousands, except per share data)
Revenues	$196,500	$200,370	$390,234	$377,783
Cost of sales	161,119	163,847	316,664	305,089
Gross profit	35,381	36,523	73,570	72,694
Earnings of unconsolidated mines	12,076	11,567	24,629	24,005
Operating expenses
Selling, general and administrative expenses	45,219	50,990	91,635	99,419
Amortization of intangible assets	950	991	2,035	1,756
	46,169	51,981	93,670	101,175
Operating profit (loss)	1,288	(3,891)	4,529	(4,476)
Other expense (income)
Interest expense	1,661	1,950	3,786	3,404
Income from other unconsolidated affiliates	(300)	420	(1,472)	32
Closed mine obligations	425	308	827	624
Other, net, including interest income	(167)	(273)	312	(151)
	1,619	2,405	3,453	3,909
Income (loss) before income tax provision (benefit)	(331)	(6,296)	1,076	(8,385)
Income tax provision (benefit)	(56)	(2,672)	324	(3,237)
Net income (loss)	$(275)	$(3,624)	$752	$(5,148)

Basic earnings (loss) per share	$(0.04)	$(0.47)	$0.11	$(0.66)
Diluted earnings (loss) per share	$(0.04)	$(0.47)	$0.11	$(0.66)

Dividends per share	$0.2625	$0.2575	$0.5200	$0.5075

Basic weighted average shares outstanding	7,048	7,712	7,114	7,777
Diluted weighted average shares outstanding	7,048	7,712	7,129	7,777

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2015	2014	2015	2014
	(In thousands)
Net income (loss)	$(275)	$(3,624)	$752	$(5,148)
Foreign currency translation adjustment	(339)	258	(1,162)	84
Deferred gain (loss) on available for sale securities	(14)	174	24	237
Current period cash flow hedging activity, net of $50 and $370 tax benefit in the three and six months ended June 30, 2015, respectively, and $583 and $808 tax benefit in the three and six months ended June 30, 2014, respectively.	(63)	(1,043)	(658)	(1,450)
Reclassification of hedging activities into earnings, net of $38 and $137 tax benefit in the three and six months ended June 30, 2015, respectively, and $91 and $187 tax benefit in the three and six months ended June 30, 2014, respectively.	89	173	274	353
Reclassification of pension and postretirement adjustments into earnings, net of $95 and $203 tax benefit in the three and six months ended June 30, 2015, respectively, and $77 and $160 tax benefit in the three and six months ended June 30, 2014, respectively.	166	115	425	273
Total other comprehensive loss	$(161)	$(323)	$(1,097)	$(503)
Comprehensive loss	$(436)	$(3,947)	$(345)	$(5,651)

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30
	2015	2014
	(In thousands)
Operating activities
Net income (loss)	$752	$(5,148)
Adjustments to reconcile from net income (loss) to net cash provided by (used for) operating activities:
Depreciation, depletion and amortization	11,559	12,597
Amortization of deferred financing fees	790	270
Deferred income taxes	2,892	(248)
Other	(6,922)	7,569
Working capital changes:
Accounts receivable	89,406	31,466
Inventories	(12,785)	(3,723)
Other current assets	(1,860)	(1,576)
Accounts payable	(16,465)	(33,695)
Other current liabilities	(10,814)	(16,172)
Income taxes receivable/payable	(6,672)	(12,752)
Net cash provided by (used for) for operating activities	49,881	(21,412)

Investing activities
Expenditures for property, plant and equipment	(4,152)	(41,180)
Other	1,088	380
Net cash used for investing activities	(3,064)	(40,800)

Financing activities
Additions to long-term debt	2,047	1,553
Reductions of long-term debt	(728)	(1,710)
Net additions (reductions) to revolving credit agreements	(70,153)	46,063
Cash dividends paid	(3,688)	(3,957)
Purchase of treasury shares	(16,009)	(14,247)
Other	(42)	2
Net cash provided by (used for) financing activities	(88,573)	27,704

Effect of exchange rate changes on cash	(56)	25
Cash and cash equivalents
Decrease for the period	(41,812)	(34,483)
Balance at the beginning of the period	61,135	95,390
Balance at the end of the period	$19,323	$60,907

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Available for Sale Securities	Deferred Gain (Loss) on Cash Flow Hedging	Pension and Postretirement Plan Adjustment	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2014	$6,290	$1,581	$941	$301,227	$(803)	$1,021	$676	$(13,153)	$297,780
Stock-based compensation	22	—	840	—	—	—	—	—	862
Purchase of treasury shares	(266)	—	(1,781)	(12,200)	—	—	—	—	(14,247)
Net loss	—	—	—	(5,148)	—	—	—	—	(5,148)
Cash dividends on Class A and Class B common stock: $0.5075 per share	—	—	—	(3,957)	—	—	—	—	(3,957)
Current period other comprehensive income (loss)	—	—	—	—	84	237	(1,450)	—	(1,129)
Reclassification adjustment to net income (loss)	—	—	—	—	—	—	353	273	626
Balance, June 30, 2014	$6,046	$1,581	$—	$279,922	$(719)	$1,258	$(421)	$(12,880)	$274,787

Balance, January 1, 2015	$5,662	$1,573	$—	$224,428	$(2,699)	$1,463	$56	$(19,009)	$211,474
Stock-based compensation	37	—	625	—	—	—	—	—	662
Purchase of treasury shares	(292)	—	(625)	(15,092)	—	—	—	—	(16,009)
Net income	—	—	—	752	—	—	—	—	752
Cash dividends on Class A and Class B common stock: $0.5200 per share	—	—	—	(3,688)	—	—	—	—	(3,688)
Current period other comprehensive income (loss)	—	—	—	—	(1,162)	24	(658)	—	(1,796)
Reclassification adjustment to net income (loss)	—	—	—	—	—	—	274	425	699
Balance, June 30, 2015	$5,407	$1,573	$—	$206,400	$(3,861)	$1,487	$(328)	$(18,584)	$192,094

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at June 30, 2015 and the results of its operations, comprehensive income (loss), cash flows and changes in equity for the six months ended June 30, 2015 and 2014 have been included. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. GAAP for complete financial statements.

Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2015. The HBB and KC businesses are seasonal and a majority of revenues and operating profit typically occurs in the second half of the calendar year when sales of small electric household appliances to retailers and consumers increase significantly for the fall holiday selling season. For further information regarding seasonality of these businesses, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

NOTE 2—Recently Issued Accounting Standards

Accounting Standards Not Yet Adopted: In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which supersedes most current revenue recognition guidance, including industry-specific guidance, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of ASU 2014-09 until fiscal years, and interim periods within those years, beginning after December 15, 2017. The guidance is to be applied retrospectively, with early application permitted to the original effective date of December 15, 2016. The Company is currently assessing the impact of implementing this guidance on the Company's financial position, results of operations, cash flows and related disclosures.

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

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest," to simplify the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early application is permitted. The Company does not expect the adoption of this guidance to have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, "Inventory - Simplifying the Measurement of Inventory," to simplify the measurement of inventory by requiring that inventory be measured at lower of cost or net realizable value. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted. The Company is currently assessing the impact of implementing this guidance on the Company's financial position, results of operations, cash flows and related disclosures.

NOTE 3—Inventories

Inventories are summarized as follows:

	JUNE 30 2015	DECEMBER 31 2014	JUNE 30 2014
Coal - NACoal	$25,235	$29,576	$24,377
Mining supplies - NACoal	20,727	19,774	19,659
Total inventories at weighted average cost	45,962	49,350	44,036
Sourced inventories - HBB	116,368	104,746	97,545
Retail inventories - KC	40,837	36,286	46,567
Total inventories at FIFO	157,205	141,032	144,112
	$203,167	$190,382	$188,148

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

During the three months ended June 30, 2015 and June 30, 2014, the Company repurchased 170,960 and 175,359 shares of Class A Common Stock for an aggregate purchase price of $9.1 million and $9.3 million under the 2013 Stock Repurchase Program at a weighted average purchase price of $53.22 and $52.82 per share, respectively. During the six months ended June 30, 2015 and June 30, 2014, the Company repurchased 292,723 and 266,337 shares of Class A Common Stock for an aggregate purchase price of $16.0 million and $14.2 million under the 2013 Stock Repurchase Program at a weighted average purchase price of $54.69 and $53.49 per share.

Amounts Reclassified out of Accumulated Other Comprehensive Income (Loss): The following table summarizes the amounts reclassified out of Accumulated other comprehensive income (loss) ("AOCI") and recognized in the Unaudited Condensed Consolidated Statements of Operations:

	Amount Reclassified from AOCI
	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30		June 30
Details about AOCI Components	2015	2014	2015	2014	Location of (gain) loss reclassified from AOCI into income (loss)
(Gain) loss on cash flow hedging
Foreign exchange contracts	$(235)	$(114)	$(320)	$(202)	Cost of sales
Interest rate contracts	362	378	731	742	Interest expense
	127	264	411	540	Total before income tax benefit
	(38)	(91)	(137)	(187)	Income tax benefit
	$89	$173	$274	$353	Net of tax

Pension and postretirement plan
Actuarial loss	$276	$209	$657	$469	(a)
Prior-service credit	(15)	(17)	(29)	(36)	(a)
	261	192	628	433	Total before income tax benefit
	(95)	(77)	(203)	(160)	Income tax benefit
	$166	$115	$425	$273	Net of tax

Total reclassifications for the period	$255	$288	$699	$626	Net of tax

(a) These AOCI components are included in the computation of pension and postretirement health care (income) expense. See Note 10 for further discussion.

NOTE 5—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Date	(Level 1)	(Level 2)	(Level 3)
	June 30, 2015
Assets:
Available for sale securities	$7,256	$7,256	$—	$—
Interest rate swap agreements	30	—	30	—
Foreign currency exchange contracts	240	—	240	—
	$7,526	$7,256	$270	$—
Liabilities:
Interest rate swap agreements	$951	$—	$951	$—
	$951	$—	$951	$—

	December 31, 2014
Assets:
Available for sale securities	$7,220	$7,220	$—	$—
Interest rate swap agreements	181	—	181	—
Foreign currency exchange contracts	292	—	292	—
	$7,693	$7,220	$473	$—
Liabilities:
Interest rate swap agreements	$412	$—	$412	$—
	$412	$—	$412	$—

	June 30, 2014
Assets:
Available for sale securities	$6,906	$6,906	$—	$—
Interest rate swap agreements	278	—	278	—
	$7,184	$6,906	$278	$—
Liabilities:
Interest rate swap agreements	$602	$—	$602	$—
Foreign currency exchange contracts	393	—	393	—
Contingent consideration	1,597	—	—	1,597
	$2,592	$—	$995	$1,597

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

There were no transfers into or out of Levels 1, 2 or 3 during the three and six months ended June 30, 2015 and 2014.

Other Fair Value Measurement Disclosures: The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. Revolving credit agreements and long-term debt are recorded at carrying value in the Unaudited Condensed Consolidated Balance Sheets. The fair value of revolving credit agreements approximates their carrying value as the stated rates of the debt reflect recent market conditions. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account subsidiary credit risk, which is Level 2 as defined in the fair value hierarchy. At June 30, 2015, December 31, 2014 and June 30, 2014, both the fair value and the book value of the Company's revolving credit agreements and long-term debt, excluding capital leases, was $168.2 million, $236.3 million and $217.3 million, respectively.

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
The Sabine Mining Company ("Sabine")
Demery Resources Company, LLC (“Demery”)
Caddo Creek Resources Company, LLC (“Caddo Creek”)
Coyote Creek Mining Company, LLC (“Coyote Creek”)
Camino Real Fuels, LLC (“Camino Real”)
Liberty Fuels Company, LLC (“Liberty”)
NoDak Energy Services, LLC ("NoDak")

The unconsolidated subsidiaries, with the exception of NoDak (collectively, the "Unconsolidated Mines"), were formed to develop, construct and operate surface coal mines under long-term contracts and are capitalized primarily with debt financing provided by or supported by their respective customers, and without recourse to NACCO and NACoal. Coteau, Falkirk, Sabine, Liberty and Coyote supply or will supply lignite coal for power generation. Demery and Caddo Creek supply lignite coal for the production of activated carbon. Camino Real will supply sub-bituminous coal for power generation. NoDak operates and maintains a coal processing facility.

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

The investments in the Unconsolidated Mines and related tax positions totaled $27.1 million, $28.2 million and $30.3 million at June 30, 2015, December 31, 2014 and June 30, 2014, respectively. These amounts are included on the line “Other Non-current Assets” in the Unaudited Condensed Consolidated Balance Sheets. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $4.0 million at both June 30, 2015 and December 31, 2014, and $4.5 million at June 30, 2014.

Included in "Accounts receivable from affiliates" was $53.2 million and $32.5 million as of December 31, 2014 and June 30, 2014, respectively, due from Coyote Creek, primarily for the purchase of a dragline from NACoal and mine development. Coyote Creek repaid NACoal the amount outstanding during the first quarter of 2015 as a result of Coyote Creek’s completion of third-party financing.

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

Summarized financial information for the unconsolidated subsidiaries is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2015	2014	2015	2014
Revenues	$155,103	$148,075	$303,174	$286,598
Gross profit	$18,068	$17,126	$36,946	$36,619
Income before income taxes	$12,531	$10,994	$25,650	$24,162
Net income	$9,563	$8,530	$19,718	$18,674

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

At June 30, 2015, December 31, 2014 and June 30, 2014, HBB had accrued undiscounted obligations of $9.3 million, $9.7 million and $10.3 million, respectively, for environmental investigation and remediation activities. In addition, HBB estimates that it is reasonably possible that it may incur additional expenses in the range of zero to $4.9 million related to the environmental investigation and remediation at these sites. During the three and six months ended June 30, 2014, HBB recorded a $3.3 million charge to increase the liability for environmental investigation and remediation activities at the Picton, Ontario facility as a result of an environmental study performed in the second quarter of 2014.

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

Changes in the Company's current and long-term recorded warranty liability are as follows:

2015
Balance at January 1	$5,856
Warranties issued	4,383
Settlements made	(5,025)
Balance at June 30	$5,214

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

The effective income tax rates for the three and six months ended June 30, 2015 were 16.9% and 30.1%, respectively. Discrete tax items impacting the three and six months ended June 30, 2015 were not significant. The effective income tax rates for the three and six months ended June 30, 2014 were 42.4% and 38.6%, respectively. These rates were impacted by net favorable discrete tax items totaling $1.4 million in the three and six months ended June 30, 2014 primarily resulting from the conclusion of the 2011 and 2012 U.S. federal tax return examinations.

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

The components of pension and postretirement health care expense (income) are set forth below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2015	2014	2015	2014
U.S. Pension and Postretirement Health Care
Service cost	$18	$17	$35	$35
Interest cost	673	695	1,390	1,489
Expected return on plan assets	(1,205)	(1,141)	(2,482)	(2,408)
Amortization of actuarial loss	274	190	585	434
Amortization of prior service credit	(15)	(17)	(29)	(36)
Total	$(255)	$(256)	$(501)	$(486)
Non-U.S. Pension
Interest cost	$40	$50	$79	$99
Expected return on plan assets	(71)	(75)	(141)	(149)
Amortization of actuarial loss	12	19	23	35
Total	$(19)	$(6)	$(39)	$(15)

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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2015	2014	2015	2014
Revenues
NACoal	$37,942	$49,780	$79,261	$89,652
HBB	129,498	118,385	252,791	219,710
KC	29,782	32,804	59,749	69,680
Eliminations	(722)	(599)	(1,567)	(1,259)
Total	$196,500	$200,370	$390,234	$377,783

Operating profit (loss)
NACoal	$2,382	$183	$7,589	$6,836
HBB	2,880	2,251	5,068	3,188
KC	(2,972)	(4,255)	(6,017)	(10,769)
NACCO and Other (a)	(836)	(2,004)	(2,125)	(3,356)
Eliminations	(166)	(66)	14	(375)
Total	$1,288	$(3,891)	$4,529	$(4,476)

Net income (loss)
NACoal	$4,199	$(75)	$8,746	$5,630
HBB	1,618	1,359	2,236	1,709
KC	(1,847)	(2,657)	(3,740)	(6,690)
NACCO and Other	(697)	(1,673)	(1,936)	(2,870)
Eliminations	(3,548)	(578)	(4,554)	(2,927)
Total	$(275)	$(3,624)	$752	$(5,148)

(a) During the second quarter of 2014, the Company recorded a $1.1 million charge included in Selling, general and administrative expenses in NACCO and Other to correct a prior period accounting error related to an increase in the estimated liability for certain frozen deferred compensation plans. Management, quantitatively and qualitatively, assessed the materiality of the error and the correction thereof and concluded that the effect of the previous accounting treatment was not material to prior periods, 2014 full-year results, or trend of earnings and determined no material misstatements existed in those prior periods and no restatement of those prior period financial statements was necessary.

NOTE 12—Subsequent Events

On July 31, 2015, management recommended and The North American Coal Corporation’s Board of Directors approved permanently discontinuing operations at Centennial in Alabama by the end of 2015. The decision was made as a result of worsening conditions in the Alabama and global coal markets and the adverse effect regulatory changes have had on Centennial’s business.

As a result of permanently discontinuing Centennial's operations, the Company expects to record estimated pre-tax charges of approximately $0.5 million to $1.0 million relating to severance and other employee benefit costs. In addition, the Company expects to record estimated pre-tax charges of up to $15.0 million for administrative and other costs associated with mine reclamation that otherwise would have been recognized in the future had the Company continued to produce coal at Centennial. These mine reclamation charges are additive to the existing $16.0 million mine reclamation liability accrued as of June 30, 2015. Most of these severance- and reclamation-related charges are expected to be recognized during the third quarter of 2015. All of these charges are expected to result in future cash expenditures, with the future cash expenditures related to mine reclamation continuing until final mine reclamation is complete. The Company’s estimated charges are subject to a number of assumptions and actual results may differ materially. Additional charges not currently expected may be incurred in connection with or as a result of the decision to permanently discontinue operations at Centennial.

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
The Sabine Mining Company ("Sabine")
Demery Resources Company, LLC (“Demery”)
Caddo Creek Resources Company, LLC (“Caddo Creek”)
Coyote Creek Mining Company, LLC (“Coyote Creek”)
Camino Real Fuels, LLC (“Camino Real”)
Liberty Fuels Company, LLC (“Liberty”)
NoDak Energy Services, LLC ("NoDak")

The unconsolidated subsidiaries, with the exception of NoDak, were formed to develop, construct and operate surface coal mines under long-term contracts and are capitalized primarily with debt financing provided by or supported by their respective customers, and without recourse to NACCO and NACoal. Coteau, Falkirk, Sabine, Liberty and Coyote supply or will supply lignite coal for power generation. Demery and Caddo Creek supply lignite coal for the production of activated carbon. Camino Real will supply sub-bituminous coal for power generation. NoDak operates and maintains a coal processing facility.

Coteau, Falkirk and Sabine were developed between 1974 and 1981. Full production levels are expected to be reached at Demery in 2017. Liberty commenced production in 2013 but has not delivered any coal to its customer. Production levels are expected to increase gradually beginning in the second half of 2015 to full production of approximately 4.6 million tons of coal annually. Construction of the Kemper County Energy Facility adjacent to Liberty is still in process, and the pace of completion may affect the pace of deliveries. Caddo Creek commenced delivering coal in late 2014. Camino Real's customer has indicated it expects to take initial deliveries in the second half of 2015. Camino Real expects to mine approximately 2.5 million to 3.0 million tons of coal annually when at full production. Coyote Creek received its mining permit in October 2014 and is developing a mine in Mercer County, North Dakota, from which it expects to deliver approximately 2.5 million tons of coal annually beginning in mid-2016.

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

FINANCIAL REVIEW

Tons of coal sold by NACoal's operating mines were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2015	2014	2015	2014
	(In millions)
Coteau	3.4	3.4	7.2	7.4
Falkirk	2.0	1.6	3.9	3.6
Sabine	1.0	1.2	2.0	2.3
Other	0.1	—	0.2	—
Unconsolidated mines	6.5	6.2	13.3	13.3
MLMC	0.7	0.9	1.6	1.5
Centennial	0.2	0.2	0.3	0.4
Consolidated mines	0.9	1.1	1.9	1.9
Total tons sold	7.4	7.3	15.2	15.2

The limerock dragline mining operations sold 5.1 million and 9.6 million cubic yards of limerock in the three and six months ended June 30, 2015, respectively. This compares with 6.3 million and 11.3 million cubic yards of limerock in the three and six months ended June 30, 2014, respectively.

The results of operations for NACoal were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2015	2014	2015	2014
Revenue - consolidated mines	$36,078	$45,809	$75,224	$83,304
Royalty and other	1,864	3,971	4,037	6,348
Total revenues	37,942	49,780	79,261	89,652
Cost of sales - consolidated mines	39,748	50,958	79,474	87,539
Cost of sales - royalty and other	499	669	939	1,115
Total cost of sales	40,247	51,627	80,413	88,654
Gross profit (loss)	(2,305)	(1,847)	(1,152)	998
Earnings of unconsolidated mines (a)	12,076	11,567	24,629	24,005
Selling, general and administrative expenses	6,785	8,546	14,544	16,411
Amortization of intangible assets	604	991	1,344	1,756
Operating profit	2,382	183	7,589	6,836
Interest expense	1,139	1,506	2,820	2,577
Other (income) or loss, including (income) loss from other unconsolidated affiliates	(218)	290	(1,703)	(183)
Income (loss) before income tax provision (benefit)	1,461	(1,613)	6,472	4,442
Income tax provision (benefit)	(2,738)	(1,538)	(2,274)	(1,188)
Net income (loss)	$4,199	$(75)	$8,746	$5,630

Effective income tax rate (b)	n/m	n/m	n/m	n/m

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

Second Quarter of 2015 Compared with Second Quarter of 2014

The following table identifies the components of change in revenues for the second quarter of 2015 compared with the second quarter of 2014:

Revenues
2014	$49,780
Increase (decrease) from:
Consolidated mining operations	(9,731)
Royalty and other income	(2,107)
2015	$37,942

Revenues decreased in the second quarter of 2015 compared with the second quarter of 2014 primarily due to fewer tons sold at the consolidated mining operations in part because customer demand for coal was lower as a result of mild weather. The reduction in tons sold at MLMC was also due to more outage days at its customer's power plant in the second quarter of 2015 compared with the second quarter of 2014. Revenues decreased at the limerock dragline mining operations as a result of fewer reimbursable costs and a reduction in tons sold due to lower customer requirements during the second quarter of 2015 compared with the second quarter of 2014. A decrease in royalty and other income also contributed to the decrease in revenues.

The following table identifies the components of change in operating profit for the second quarter of 2015 compared with the second quarter of 2014:

Operating Profit
2014	$183
Increase (decrease) from:
Reimbursement of damage to customer-owned equipment in 2014	1,043
Consolidated mining operations	823
Gain on sale of assets	695
Earnings of unconsolidated mines	509
Other selling, general and administrative expenses	302
Royalty and other income	(1,173)
2015	$2,382
Operating profit increased in the second quarter of 2015 from the second quarter of 2014 primarily due to the absence of a $1.0 million charge to reimburse a customer for damage to certain customer-owned equipment at the limerock dragline mining operations, improved operating results at the consolidated mining operations and a gain on the sale of certain assets, partially offset by a decease in royalty and other income. The increase in operating profit at the consolidated mining operations was primarily attributable to improved productivity at MLMC in the second quarter of 2015, which resulted in lower costs than in the second quarter of 2014, and a reduction in depreciation and amortization expense at Centennial due to the $105.1 million impairment charge taken in December 2014.

NACoal recognized net income of $4.2 million in the second quarter of 2015 compared with a net loss of $0.1 million in the second quarter of 2014. The increase in net income was due to the factors affecting operating profit and decreased interest expense as a result of higher debt outstanding during the second quarter of 2014. In addition, the second quarter 2014 net loss included a $1.0 million after-tax charge to establish an allowance against the receivable from NACC India's customer as well as a $1.4 million discrete tax benefit resulting from the conclusion of the 2011 and 2012 U.S. federal tax return examinations.

First Six Months of 2015 Compared with First Six Months of 2014
The following table identifies the components of change in revenues for the first six months of 2015 compared with the first six months of 2014:

Revenues
2014	$89,652
Increase (decrease) from:
Consolidated mining operations	(8,080)
Royalty and other income	(2,311)
2015	$79,261

Revenues decreased in the first six months of 2015 compared with the first six months of 2014 as a result of a decrease in revenues at the consolidated mining operations and a reduction in royalty and other income. The decrease at the consolidated mining operations was primarily due to fewer tons sold at Centennial partially offset by an increase in tons sold at MLMC. The reduction in tons sold at Centennial was mainly attributable to reduced coal requirements at a customer's power plant, in part as a result of a significant outage during the first quarter of 2015. The increase in tons sold at MLMC was primarily the result of fewer outage days at its customer's power plant in the first six months of 2015 compared with the comparable 2014 period.

The following table identifies the components of change in operating profit for the first six months of 2015 compared with the first six months of 2014:

Operating Profit
2014	$6,836
Increase (decrease) from:
Reimbursement of damage to customer-owned equipment in 2014	1,043
Gain on sale of assets	734
Earnings of unconsolidated mines	625
Other selling, general and administrative expenses	367
Royalty and other income	(1,372)
Consolidated mining operations	(644)
2015	$7,589

Operating profit increased in the first six months of 2015 from the first six months of 2014 primarily due to the absence of a $1.0 million charge to reimburse a customer for damage to certain customer-owned equipment at the limerock dragline mining operations and a gain on the sale of certain assets. This improvement was partially offset by a decrease in royalty and other income and lower results at the consolidated mining operations in the first six months of 2015 compared with the first six months of 2014.

At the consolidated mining operations, a decline in operating profit at Centennial was partially offset by improved results at MLMC, primarily due to the increase in tons sold from a decrease in outage days at the customer's power plant during the first six months of 2015 compared with 2014. At Centennial, an increased operating loss resulted from a reduction in tons sold and no capitalized costs related to mine development in the first six months of 2015.

NACoal recognized net income of $8.7 million in the six months ended June 30, 2015 compared with net income of $5.6 million in the six months ended June 30, 2014. The increase in net income was primarily due to the factors affecting operating profit and $0.9 million in other income related to a dividend received in the first quarter of 2015. In addition, net income for the six months ended June 30, 2014 included a $1.0 million after-tax charge to establish an allowance against the receivable from NACC India's customer as well as a $1.4 million discrete tax benefit resulting from the conclusion of the 2011 and 2012 U.S. federal tax return examinations.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the six months ended June 30:

	2015	2014	Change
Operating activities:
Net income	$8,746	$5,630	$3,116
Depreciation, depletion and amortization	8,554	10,363	(1,809)
Other	(4,522)	3,148	(7,670)
Working capital changes	62,448	(10,786)	73,234
Net cash provided by operating activities	75,226	8,355	66,871

Investing activities:
Expenditures for property, plant and equipment	(2,124)	(37,955)	35,831
Other	1,009	(5)	1,014
Net cash used for investing activities	(1,115)	(37,960)	36,845

Cash flow before financing activities	$74,111	$(29,605)	$103,716

The increase in net cash provided by operating activities was primarily the result of working capital changes during the first six months of 2015 compared with the first six months of 2014. The change in working capital was mainly attributable to a significant decrease in accounts receivable from affiliates as well as a decrease in intercompany taxes. Accounts receivable from affiliates decreased as NACoal received payment from Coyote Creek, an unconsolidated mine, in the first quarter of 2015.

The decrease in net cash used for investing activities was primarily attributable to a reduction in expenditures for property, plant and equipment. In the first six months of 2014, capital expenditures were mainly for the refurbishment of a dragline and purchase of equipment at Centennial.

	2015	2014	Change
Financing activities:
Net additions (reductions) to long-term debt and revolving credit agreements	$(74,221)	$21,290	$(95,511)
Capital contribution from NACCO	—	8,300	(8,300)
Other	(36)	—	(36)
Net cash provided by (used for) financing activities	$(74,257)	$29,590	$(103,847)

The change in net cash provided by (used for) financing activities was primarily from repayments made on NACoal's revolver as a result of the payment received from Coyote Creek during the first quarter of 2015.

Financing Activities

NACoal has an unsecured revolving line of credit of up to $225.0 million (the “NACoal Facility”) that expires in November 2018. Borrowings outstanding under the NACoal Facility were $107.0 million at June 30, 2015. At June 30, 2015, the excess availability under the NACoal Facility was $116.8 million, which reflects a reduction for outstanding letters of credit of $1.2 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective June 30, 2015, for base rate and LIBOR loans were 1.00% and 2.00%, respectively. The NACoal Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.35% on the unused commitment at June 30, 2015. The floating rate of interest applicable to the NACoal Facility at June 30, 2015 was 3.31% including the floating rate margin and the effect of the interest rate swap agreement discussed below.

To reduce the exposure to changes in the market rate of interest, NACoal has entered into an interest rate swap agreement for a portion of the NACoal Facility. Terms of the interest rate swap agreement require NACoal to receive a variable interest rate and pay a fixed interest rate. NACoal has interest rate swaps with notional values totaling $100.0 million at June 30, 2015 at an average fixed rate of 1.4%.

The NACoal Facility contains restrictive covenants, which require, among other things, NACoal to maintain a maximum debt to EBITDA ratio of 3.50 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The NACoal Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 3.00 to 1.00 in conjunction with maintaining unused availability thresholds of borrowing capacity, as defined in the NACoal Facility, of $15.0 million. At June 30, 2015, NACoal was in compliance with all financial covenants in the NACoal Facility.

NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At June 30, 2015, the balance of the note was $2.3 million and the interest rate was 0.31%.

NACoal believes funds available from cash on hand at the Company, the NACoal Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the NACoal Facility.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2014, other than a reduction in the borrowings outstanding on NACoal's Facility and certain guarantees made by NACoal related to Coyote Creek obligations, there have been no significant changes in the total amount of NACoal's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 46 in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. See Note 6 for a discussion of certain guarantees related to Coyote Creek.

Capital Expenditures

Expenditures for property, plant and equipment were $2.1 million during the first six months of 2015. NACoal estimates that its capital expenditures for the remainder of 2015 will be an additional $6.0 million, primarily for mine machinery and equipment. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

NACoal's capital structure is presented below:

	JUNE 30 2015	DECEMBER 31 2014	Change
Cash and cash equivalents	$57	$203	$(146)
Other net tangible assets	182,356	246,519	(64,163)
Coal supply agreements, net	49,434	50,779	(1,345)
Net assets	231,847	297,501	(65,654)
Total debt	(120,224)	(194,445)	74,221
Total equity	$111,623	$103,056	$8,567
Debt to total capitalization	52%	65%	(13)%

The decrease in other net tangible assets and total debt during the first six months of 2015 was primarily due to the collection of accounts receivable from affiliates as NACoal received payment from Coyote Creek. NACoal used the payment from Coyote Creek primarily to pay down the NACoal Facility.

OUTLOOK

Operating results at Centennial have been negatively affected at an accelerating rate by worsening conditions in the Alabama and global coal markets. Reduced customer volumes resulted in increased per unit production costs while average sales price per unit continued to decline. As a result, previously anticipated improvements in operating results and cash flow before financing in the second quarter of 2015 did not occur. Centennial's outlook for the remainder of 2015 and beyond has deteriorated further due to its receipt in June 2015 of notification of additional tightening of a customer's thermal coal quality requirement in connection with the implementation of the U.S. Environmental Protection Agency’s (“U.S. EPA”) Mercury and Air Toxics Standards (“MATS”), which would result in increased coal processing costs for Centennial and a reduction in tons that could be sold for power generation. These factors, along with further deterioration of coal prices and declining demand, would have led to more substantial cash loss expectations than previously anticipated had Centennial continued to operate. As a result, management recommended and the Board of Directors approved permanently discontinuing operations at Centennial by the end of 2015.

Accordingly, coal production at Centennial's one remaining active mine area will conclude during the second half of 2015. Coal produced and any remaining coal inventory will be sold to satisfy customer requirements. Equipment and parts inventory not needed for reclamation activities will be evaluated for sale. Alabama mineral reserves will also be evaluated and sold as appropriate, taking into account that certain reserves contain substantial unmined coal tons. Sales of most equipment and reserves are expected to be completed as quickly as is reasonable to maximize cash flows.

As a result of permanently discontinuing Centennial's operations, NACoal expects to incur estimated pre-tax charges of $0.5 million to $1.0 million for severance and other employee benefit costs during the second half of 2015 as it substantially reduces employment levels at Centennial during the remainder of 2015.  NACoal also expects to recognize up to $15.0 million for administrative and other costs associated with mine reclamation that otherwise would have been recognized in the future had the Company continued to produce coal at Centennial. These mine reclamation charges are additive to the existing $16.0 million mine reclamation liability accrued as of June 30, 2015. It is expected that most of these severance- and reclamation-related charges will be recognized in the third quarter of 2015. All of these charges are expected to result in future cash expenditures, with the future cash expenditures related to mine reclamation continuing until final mine reclamation is complete.

Centennial represents the only operation where NACoal has direct exposure to changes in market prices for coal. The decision to close Centennial substantially insulates NACoal from fluctuations in domestic and international coal pricing. All of NACoal’s current and in-development mining operations operate pursuant to long-term management fee contracts, other than MLMC, which operates pursuant to a long-term fixed price coal sales agreement. All of these contracts include contractual escalators utilizing various indices to adjust the applicable management fee or fixed price.

Excluding the Centennial operations, NACoal's consolidated mining operations are expected to have strong results with overall improved operating performance at these mining operations in the second half of 2015 compared with the second half of 2014, with the majority of the improvement in the fourth quarter. At MLMC, tons sold and results from operations are expected to be higher in the remainder of 2015 than in the second half of 2014 when a significant planned outage took place at the customer's power plant. No outages are planned in the second half of 2015. At the limerock mining operations, deliveries in the remainder of 2015 are expected to be lower than the second half of 2014 as a result of reduced customer requirements.

At the unconsolidated mining operations, operating results are expected to improve moderately as a result of an expected increase in steam coal tons delivered in the remainder of 2015 over the same period in 2014 based on customers' currently planned power plant operating levels and as a result of production increases at the newer mines. Demery's Five Forks Mine anticipates achieving full production levels in 2017. Liberty commenced production in 2013 but has not delivered any coal to its customer. Production levels at Liberty are expected to increase gradually beginning in the second half of 2015 to full production of approximately 4.6 million tons of coal annually beginning in 2020. Construction of the Kemper County Energy Facility adjacent to Liberty is still in process, and the pace of completion may affect the pace of deliveries. Caddo Creek commenced delivering coal in late 2014.

Unconsolidated mines currently in development are expected to continue to generate modest income in the remainder of 2015. Camino Real's customer has indicated it expects to take initial deliveries in the second half of 2015. Camino Real expects to mine approximately 2.5 million to 3.0 million tons of coal annually when at full production. Coyote Creek received its mining permit in October 2014 and is developing a mine in Mercer County, North Dakota, from which it expects to deliver approximately 2.5 million tons of coal annually beginning in mid-2016.

In addition, royalty and other income is expected to decline in the second half of 2015 compared with the second half of 2014.

Overall, excluding the 2014 asset impairment charge of $105.1 million, or $66.4 million after tax of $38.7 million and 2014 gains on the sale of assets, as well as the Centennial operations and related shut-down costs, income before income taxes for the second half of 2015 is expected to increase substantially over the second half of 2014 income before income taxes. Cash flow before financing activities for the second half of 2015 is expected to be significant as compared with negative cash flow before financing activities in the second half of 2014. Capital expenditures during the remainder of 2015 are expected to be $6.0 million and capital expenditures for full-year 2015 are now expected to be $8.1 million, a decrease from the $24.1 million of capital expenditures projected for 2015 at the end of 2014. The reduction in expected capital expenditures reflects appropriately reduced capital expenditures at Centennial and reduced capital expenditures at MLMC resulting from delaying replacement expenditures and developing less capital intensive mine plans, as part of NACoal's continued efforts to manage capital employed at appropriate levels.

Over the longer-term, NACoal’s goal is to increase earnings of its unconsolidated mines by approximately 50% by 2017 from the 2012 level of $45.2 million through the development and maturation of its newer mines and normal escalation of contractual compensation at its existing mines.

NACoal expects to continue its efforts to develop new mining projects. The company is actively pursuing opportunities for new or expanded coal mining projects, but opportunities are likely to be very limited. In addition, NACoal continues to pursue additional non-coal mining opportunities, principally in aggregates.

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

FINANCIAL REVIEW

The results of operations for HBB were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2015	2014	2015	2014
Revenues	$129,498	$118,385	$252,791	$219,710
Operating profit	$2,880	$2,251	$5,068	$3,188
Interest expense	$501	$324	$921	$619
Other expense (income)	$(182)	$(87)	$650	$133
Net income	$1,618	$1,359	$2,236	$1,709
Effective income tax rate	36.8%	32.5%	36.1%	29.8%

Second Quarter of 2015 Compared with Second Quarter of 2014

The following table identifies the components of change in revenues for the second quarter of 2015 compared with the second quarter of 2014:

Revenues
2014	$118,385
Increase (decrease) from:
Unit volume and product mix	9,542
Weston Brands	4,337
Foreign currency	(2,641)
Other	(125)
2015	$129,498

Revenues for the second quarter of 2015 increased 9.4%, or 5.7% excluding the sales from the December 16, 2014 Weston Brands acquisition, compared with the second quarter of 2014. Revenues increased primarily due to increased sales volumes in the U.S. consumer retail market. The increase was partially offset by decreased sales in the Canadian consumer retail market and unfavorable foreign currency movements as both the Mexican peso and Canadian dollar weakened against the U.S. dollar.

The following table identifies the components of change in operating profit for the second quarter of 2015 compared with the second quarter of 2014:

Operating Profit
2014	$2,251
Increase (decrease) from:
Environmental expense in 2014 - Picton, Southern Pines and Mt. Airy	2,500
Weston Brands	11
Gross profit	(825)
Foreign currency	(647)
Other selling, general and administrative expenses	(410)
2015	$2,880

HBB's operating profit increased in the second quarter of 2015 from the second quarter of 2014 due to the absence of an environmental charge partially offset by lower gross profit, unfavorable foreign currency movements and increased selling general and administrative expenses, primarily due to increased employee-related expenses partially offset by lower advertising costs. During the second quarter of 2014, HBB recorded a $3.3 million charge to increase the liability for environmental investigation and remediation activities at its Picton, Ontario facility, which was partially offset by a $0.8 million receivable related to a third party's commitment to share in anticipated remediation costs at HBB's Southern Pines and Mt. Airy locations. Gross profit declined as the favorable effect of higher volumes was more than offset by increased sales of lower-margin products, an increase in product costs and an increase in transportation and warehousing costs resulting from the higher volumes.

HBB recognized net income of $1.6 million in the second quarter of 2015 compared with net income of $1.4 million in the second quarter of 2014 primarily due to the factors affecting operating profit.

First Six Months of 2015 Compared with First Six Months of 2014

The following table identifies the components of change in revenues for the first six months of 2015 compared with the first six months of 2014:

Revenues
2014	$219,710
Increase (decrease) from:
Unit volume and product mix	30,089
Weston Brands	8,265
Foreign currency	(4,680)
Other	(593)
2015	$252,791

Revenues for the first six months of 2015 increased 15.1%, or 11.3% excluding the sales from the December 16, 2014 Weston Brands acquisition, compared with the first six months of 2014. Revenues increased primarily due to increased sales volumes in the U.S. and international consumer retail markets and the commercial market. The increase was partially offset by decreased sales in the Canadian consumer retail market and unfavorable foreign currency movements as both the Mexican peso and Canadian dollar weakened against the U.S. dollar.

The following table identifies the components of change in operating profit for the first six months of 2015 compared with the first six months of 2014:

Operating Profit
2014	$3,188
Increase (decrease) from:
Gross profit	3,740
Environmental expense in 2014 - Picton, Southern Pines and Mt. Airy	2,500
Other selling, general and administrative expenses	(2,170)
Foreign currency	(1,409)
Weston Brands	(781)
2015	$5,068

HBB's operating profit increased in the first six months of 2015 from the first six months of 2014 primarily as a result of an increase in gross profit and the absence of an environmental charge partially offset by increased selling general and administrative expenses and unfavorable foreign currency movements. Gross profit improved due to the favorable effect of higher volumes partially offset by an increase in product costs, sales of lower-margin products and an increase in transportation and warehousing costs resulting from the higher volumes. During the first six months of 2014, HBB recorded a $3.3 million charge to increase the liability for environmental investigation and remediation activities at its Picton, Ontario facility, which was partially offset by a $0.8 million receivable related to a third party's commitment to share in anticipated remediation costs at HBB's Southern Pines and Mt. Airy locations.

Weston Brands generated gross profit but incurred an operating loss in the seasonally weak first six months of 2015. The first six months of 2015 results also include certain integration costs, including relocation and employee severance expenses, as well as amortization expense on acquired intangibles relating to the Weston acquisition.

HBB's net income increased to $2.2 million in the first six months of 2015 from net income of $1.7 million in the first six months of 2014 primarily due to the factors affecting operating profit, partially offset by unfavorable foreign currency movements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the six months ended June 30:

	2015	2014	Change
Operating activities:
Net income	$2,236	$1,709	$527
Depreciation and amortization	2,085	1,006	1,079
Other	77	2,573	(2,496)
Working capital changes	(5,014)	(10,201)	5,187
Net cash used for operating activities	(616)	(4,913)	4,297

Investing activities:
Expenditures for property, plant and equipment	(1,502)	(2,006)	504
Other	3	—	3
Net cash used for investing activities	(1,499)	(2,006)	507

Cash flow before financing activities	$(2,115)	$(6,919)	$4,804

Net cash used for operating activities decreased by $4.3 million in the first six months of 2015 compared with the first six months of 2014 primarily as a result of a change in working capital. The change in working capital was mainly due to a smaller decrease in accounts payable and payroll-related accruals in the first six months of 2015 compared with 2014. These items were partially offset by a larger increase in inventory purchases in the first six months of 2015 compared with 2014. The changes in accounts payable and inventory are primarily the result of higher actual and forecasted sales during 2015.

	2015	2014	Change
Financing activities:
Net additions to revolving credit agreement and other	$3,137	$10,658	$(7,521)
Net cash provided by financing activities	$3,137	$10,658	$(7,521)

The change in net cash provided by financing activities was mainly the result of a decrease in borrowings as HBB required less cash to fund working capital during the first six months of 2015 than in the first six months of 2014.

Financing Activities

HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires in July 2019. The obligations under the HBB Facility are secured by substantially all of HBB's assets. The approximate book value of HBB's assets held as collateral under the HBB Facility was $245.7 million as of June 30, 2015. At June 30, 2015, the borrowing base under the HBB Facility was $111.4 million and borrowings outstanding under the HBB Facility were $56.2 million. At June 30, 2015, the excess availability under the HBB Facility was $55.2 million.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible accounts receivable, inventory and trademarks of the borrowers, as defined in the HBB Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the HBB Facility. A portion of the availability is denominated in Canadian dollars to provide funding to HBB's Canadian subsidiary. Borrowings bear interest at a floating rate, which can be a base rate or LIBOR, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective June 30, 2015, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.50%, respectively. The applicable margins, effective June 30, 2015, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.00% and 1.50%, respectively. The HBB Facility also required a fee of 0.25% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability. The floating rate of interest applicable to the HBB Facility at June 30, 2015 was 2.64% including the floating rate margin and the effect of interest rate swap agreements discussed below.

To reduce the exposure to changes in the market rate of interest, HBB has entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require HBB to receive a variable interest rate and pay a fixed interest rate. HBB has interest rate swaps with notional values totaling $20.0 million at June 30, 2015 at an average fixed rate of 1.4%.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to NACCO, subject to achieving availability thresholds. Dividends are discretionary to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $25.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At June 30, 2015, HBB was in compliance with all financial covenants in the HBB Facility.

HBB believes funds available from cash on hand at the Company, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the HBB Facility.

Contractual Obligations, Contingent Liabilities and Commitments

In the six months ended June 30, 2015, there were no significant changes in the total amount of HBB's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 53 in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Capital Expenditures

Expenditures for property, plant and equipment were $1.5 million for the first six months of 2015 and are estimated to be an additional $5.4 million for the remainder of 2015. These planned capital expenditures are primarily for tooling for new products and improvements to HBB's information technology infrastructure. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

Working capital is significantly affected by the seasonality of HBB's business. The following is a discussion of the changes in HBB's capital structure at June 30, 2015 compared with both June 30, 2014 and December 31, 2014.

June 30, 2015 Compared with June 30, 2014

	JUNE 30 2015	JUNE 30 2014	Change
Cash and cash equivalents	$2,409	$3,775	$(1,366)
Other net tangible assets	89,472	78,950	10,522
Goodwill and intangible assets, net	15,605	—	15,605
Net assets	107,486	82,725	24,761
Total debt	(56,590)	(29,105)	(27,485)
Total equity	$50,896	$53,620	$(2,724)
Debt to total capitalization	53%	35%	18%

Net assets increased $24.8 million from June 30, 2014 primarily due to the acquisition of Weston Brands resulting in $15.6 million of goodwill and intangible assets, net, as well as an increase in other net tangible assets. Other net tangible assets increased $10.5 million from June 30, 2014 mainly as a result of an increase in accounts receivable and inventory partially offset by an increase in accounts payable. The increases in accounts receivable and inventory were primarily attributable to higher sales in the first six months of 2015 compared with the first six months of 2014 and the increase in accounts payable was mainly the result of the increase in inventory purchases.

Total debt increased $27.5 million due to additional borrowings made during the fourth quarter of 2014 to fund the acquisition of Weston Brands.

June 30, 2015 Compared with December 31, 2014

	JUNE 30 2015	DECEMBER 31 2014	Change
Cash and cash equivalents	$2,409	$1,442	$967
Other net tangible assets	89,472	85,329	4,143
Goodwill and intangible assets, net	15,605	16,295	(690)
Net assets	107,486	103,066	4,420
Total debt	(56,590)	(53,453)	(3,137)
Total equity	$50,896	$49,613	$1,283
Debt to total capitalization	53%	52%	1%

Other net tangible assets increased $4.1 million from December 31, 2014 primarily due to a decrease in accounts payable, payroll-related accruals and other current liabilities as well as an increase in inventory, largely offset by a significant decrease in accounts receivable during the first six months of 2015. The changes in accounts payable, inventory and accounts receivable were primarily attributable to the seasonality of the business. Payroll-related accruals decreased primarily as a result of payments made during the first six months of 2015.

Total debt increased $3.1 million mainly as a result of the seasonality of the business and the required funding of operations during the first six months of 2015.

OUTLOOK

While the economy appears to be improving, HBB's target consumer, the middle-market mass consumer, continues to remain under pressure financially. This situation, coupled with weak consumer traffic to retail locations, is creating continued uncertainty about the ongoing growth prospects for the retail market for small appliances. As a result, sales volumes in the middle-market portion of the U.S. small kitchen appliance market in which HBB's core brands participate are projected to grow only moderately in the remainder of 2015. On the other hand, HBB believes the underlying market conditions in the hunting, gardening and food enthusiast markets will continue to generate increasing interest and demand in the categories in which the company's new subsidiary, Weston Brands, participates. However, the Canadian retail market is expected to experience more difficulty than the U.S. market, because the Canadian economy continues to struggle. Other international markets and commercial product markets in which HBB participates are also anticipated to grow moderately in the second half of 2015 compared with the second half of 2014.

Despite these market conditions, HBB expects sales volumes in its core small kitchen appliance business to grow more favorably than the market in the latter half of 2015 due to increased distribution of its products. In addition, the company believes there are a number of existing placements and market opportunities that can be secured for the Weston-branded business, although the lower-margin, private-label business is expected to experience reduced distribution over time due to fewer placements at a key customer account. Due to the seasonality of the business, HBB expects Weston's revenues to be significantly higher in the second half of 2015 than in the first half of 2015. Finally, HBB's international and commercial product sales volumes are anticipated to grow throughout the remainder of 2015 compared with the same period in 2014 as a result of the company's strategic initiatives.

HBB continues to focus on strengthening its North American consumer market position through product innovation, promotions, increased placements and branding programs, together with appropriate levels of advertising for the company's highly successful and innovative product lines and its new line of Weston products. HBB expects the FlexBrewTM coffee maker, launched in late 2012, and the Hamilton Beach® Breakfast Sandwich Maker line, launched in early 2013, to continue to gain market position in the second half of 2015, in part due to continued expansion of both product lines with products offering a broader range of features. The company is continuing to introduce other innovative products and upgrades to certain products in several small appliance categories, as well as in its growing global commercial business. HBB expects the commercial business to benefit from several newer products, including the FuryTM and EclipseTM high-performance blenders, the Blend-in-Cup mixer and the PrimePour "cocktails-on-tap" machine. Finally, HBB's new Jamba® blenders and juicing products and Wolf Gourmet® -branded products, both of which entered the market in the first half of 2015, are expected to expand and gain market position during the remainder of 2015. Specifically, HBB secured its lead distribution partners for the Wolf Gourmet® -branded products in the first half of the year, and with this distribution in place, volumes for these products are expected to build gradually over the remainder of 2015. These products, as well as other new product introductions in the pipeline for 2015, and the line of Weston products, are expected to enhance both revenues and operating profit. As a result of these new products and execution of the company's strategic initiatives, both domestically and internationally, HBB expects an increase in revenues in the second half of 2015 compared with the second half of 2014.

Overall, HBB expects net income in the second half of 2015 to be moderately higher than the second half of 2014, with a substantial increase in net income expected in the third quarter partially offset by lower net income in the fourth quarter due to currently projected retailer order patterns. The integration of the Weston Brands acquisition is proceeding smoothly and expected synergies are ahead of schedule. The anticipated increase in sales volumes attributable to the continued implementation and execution of HBB's strategic initiatives, along with a full year of revenue from Weston resulting from the acquisition, are expected to be partially offset by a full year of operating expenses for Weston, including the charges for amortization on acquired intangibles. Costs to implement HBB's strategic initiatives, expected increases in employee-related and advertising costs and the absence of a $1.6 million discrete tax benefit realized in the second half of 2014 are also anticipated to partially offset the benefits from increased sales volumes. In addition, the negative effects of foreign currency fluctuations are currently expected to increase in the second half of 2015 compared with the same period in 2014. HBB continues to monitor both currency effects and commodity costs closely and intends to continue to adjust product prices and product placements, if these costs continue to increase, as market conditions permit.

Excluding the cash paid for the acquisition of Weston Brands in 2014, HBB expects cash flow before financing activities in 2015 to be higher than 2014. Capital expenditures are expected to be $5.4 million over the remainder of 2015.

Longer term, HBB will work to improve return on sales through economies of scale derived from market growth and its five strategic volume growth initiatives: (1) enhancing its placements in the North American consumer business through consumer-driven innovative products and strong sales and marketing support, (2) enhancing internet sales by providing best-in-class retailer support and increased consumer content and engagement, (3) participating in the "only-the-best" market with a strong brand and broad product line, including investing in new products to be sold under the Jamba®, Wolf Gourmet® and Weston brand names, (4) expanding internationally in the emerging Asian and Latin American markets by increasing product offerings and expanding its distribution channels and sales and marketing capabilities, and (5) achieving global Commercial market leadership through a commitment to an enhanced global product line for chains and distributors serving the global food service and hospitality markets. HBB expects to make continued progress in the execution of its strategic initiatives in the remainder of 2015.

THE KITCHEN COLLECTION, LLC

KC is a national specialty retailer of kitchenware in outlet and traditional malls throughout the United States. KC's business is seasonal, and a majority of its revenues and operating profit is typically earned in the second half of the year when sales of kitchenware to consumers increase significantly for the fall holiday selling season.

FINANCIAL REVIEW

The results of operations for KC were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2015	2014	2015	2014
Revenues	$29,782	$32,804	$59,749	$69,680
Operating loss	$(2,972)	$(4,255)	$(6,017)	$(10,769)
Interest expense	$21	$92	$45	$180
Other expense, net	$24	$16	$47	$34
Net loss	$(1,847)	$(2,657)	$(3,740)	$(6,690)
Effective income tax rate	38.8%	39.1%	38.8%	39.1%

Second Quarter of 2015 Compared with Second Quarter of 2014

The following table identifies the components of change in revenues for the second quarter of 2015 compared with the second quarter of 2014:

Revenues
2014	$32,804
Increase (decrease) from:
Le Gourmet Chef ("LGC") stores	(2,553)
KC closed stores	(1,435)
KC comparable stores	(414)
Other	(46)
KC new store sales	1,426
2015	$29,782

Revenues for the second quarter of 2015 decreased compared with the second quarter of 2014. The decrease was primarily the result of the loss of sales from closing unprofitable LGC and KC stores since June 30, 2014 partially offset by an increase in sales at newly opened KC stores.

At June 30, 2015, KC operated a total of 225 stores compared with 254 stores at June 30, 2014 and 248 stores at December 31, 2014.

The following table identifies the components of change in operating loss for the second quarter of 2015 compared with the second quarter of 2014:

Operating Loss
2014	$(4,255)
(Increase) decrease from:
KC comparable stores	707
LGC stores	344
KC closed stores	211
Other	155
KC new stores	67
Selling, general and administrative expenses	(201)
2015	$(2,972)

KC recognized a lower operating loss in the second quarter of 2015 compared with the second quarter of 2014 primarily as a result of improvements in KC comparable store operating margins and closing unprofitable LGC and KC stores since June 30, 2014. Comparable store operating margins improved due to fewer promotional sales and mark-downs, a shift in mix to higher-margin products and a reduction in store expenses.

KC reported a net loss of $1.8 million in the second quarter of 2015 compared with a net loss of $2.7 million in the second quarter of 2014 primarily due to the factors affecting the operating loss.

First Six Months of 2015 Compared with First Six Months of 2014

The following table identifies the components of change in revenues for the first six months of 2015 compared with the first six months of 2014:

Revenues
2014	$69,680
Increase (decrease) from:
LGC stores	(6,132)
KC closed stores	(5,750)
KC comparable store sales	(671)
Other	(159)
KC new store sales	2,781
2015	$59,749

Revenues decreased for the first six months of 2015 compared with the first six months of 2014. The decrease was primarily the result of the loss of sales from closing unprofitable LGC and KC stores since June 30, 2014 partially offset by an increase in sales at newly opened KC stores.

The following table identifies the components of change in operating loss for the first six months of 2015 compared with the first six months of 2014:

Operating Loss
2014	$(10,769)
(Increase) decrease from:
KC comparable stores	2,160
LGC stores	1,256
KC closed stores	1,083
Other	263
Selling, general and administrative expenses	16
KC new stores	(26)
2015	$(6,017)

KC recognized a lower operating loss in the first six months of 2015 compared with the first six months of 2014 primarily as a result of improvements in KC comparable store operating margins and closing unprofitable LGC and KC stores since June 30, 2014. Comparable store operating margins improved due to fewer promotional sales and mark-downs, a shift in mix to higher-margin products and a reduction in store expenses.

KC reported a net loss of $3.7 million in the first six months of 2015 compared with a net loss of $6.7 million in the first six months of 2014 primarily due to the factors affecting the operating loss.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the six months ended June 30:

	2015	2014	Change
Operating activities:
Net loss	$(3,740)	$(6,690)	$2,950
Depreciation and amortization	779	1,076	(297)
Other	489	(437)	926
Working capital changes	(4,290)	(7,408)	3,118
Net cash used for operating activities	(6,762)	(13,459)	6,697

Investing activities:
Expenditures for property, plant and equipment	(513)	(740)	227
Other	36	345	(309)
Net cash used for investing activities	(477)	(395)	(82)

Cash flow before financing activities	$(7,239)	$(13,854)	$6,615

Net cash used for operating activities decreased $6.7 million in the first six months of 2015 compared with the first six months of 2014 primarily due to the change in working capital and a decrease in the net loss. The change in working capital was mainly the result of an increase in accounts payable and less of a decrease in intercompany accounts payable, all partially offset by an increase in inventory in the first six months of 2015 compared with the first six months of 2014. The increase in accounts payable was primarily the result of the increase in inventory purchases in the first six months of 2015 compared with a large decrease in inventory levels in the first six months of 2014. The change in inventory during the first six months of 2014 was mostly attributable to a large reduction in the number of stores.

	2015	2014	Change
Financing activities:
Net additions to revolving credit agreement	$2,250	$13,958	$(11,708)
Net cash provided by financing activities	$2,250	$13,958	$(11,708)

The reduction in net cash provided by financing activities was the result of a decrease in borrowings as KC required less cash for working capital during the first six months of 2015 compared with the first six months of 2014.

Financing Activities

KC has a $30.0 million secured revolving line of credit that expires in September 2019 (the “KC Facility”). The obligations under the KC Facility are secured by substantially all of the assets of KC. The approximate book value of KC's assets collateralized under the KC Facility was $49.3 million as of June 30, 2015. At June 30, 2015, the borrowing base under the KC Facility was $20.2 million and borrowings outstanding under the KC Facility were $2.3 million. At June 30, 2015, the excess availability under the KC Facility was $17.9 million.

The maximum availability under the KC Facility is derived from a borrowing base formula using KC's eligible inventory and eligible credit card accounts receivable, as defined in the KC Facility. Borrowings bear interest at a floating rate plus a margin based on the excess availability under the agreement, as defined in the KC Facility, which can be either a base rate plus a margin of 1.00% or LIBOR plus a margin of 2.00% as of June 30, 2015. The KC Facility also requires a commitment fee of 0.32% per annum on the unused commitment. The floating rate of interest applicable to the KC Facility at June 30, 2015 was 4.25% including the floating rate margin.

The KC Facility allows for the payment of dividends to NACCO, subject to certain restrictions based on availability and meeting a fixed charge coverage ratio as described in the KC Facility. Dividends are limited to (i) $6.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $7.5 million after giving effect to such payment and maintaining a minimum fixed charge coverage ratio of 1.1 to 1.0, as defined in the KC Facility; (ii) $2.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $7.5 million after giving effect to such payment and (iii) in such amounts as determined by KC, so long as KC has excess availability under the KC Facility of $15.0 million after giving effect to such payment. At June 30, 2015, KC was in compliance with all financial covenants in the KC Facility.

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

Capital Expenditures

Expenditures for property, plant and equipment were $0.5 million for the first six months of 2015 and are estimated to be an additional $0.8 million for the remainder of 2015. These planned capital expenditures are primarily for fixtures and equipment at new or existing stores and improvements to KC's information technology infrastructure. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

Working capital is significantly affected by the seasonality of KC's business. The following is a discussion of the changes in KC's capital structure at June 30, 2015 compared with both June 30, 2014 and December 31, 2014.

June 30, 2015 Compared with June 30, 2014

	JUNE 30 2015	JUNE 30 2014	Change
Cash and cash equivalents	$544	$885	$(341)
Other net tangible assets	30,135	44,616	(14,481)
Net assets	30,679	45,501	(14,822)
Total debt	(2,250)	(15,419)	13,169
Total equity	$28,429	$30,082	$(1,653)
Debt to total capitalization	7%	34%	(27)%

The $14.5 million decrease in other net tangible assets at June 30, 2015 compared with June 30, 2014 was mainly due to a significant reduction in inventory primarily from the decrease in the number of stores open at June 30, 2015 compared with June 30, 2014. The decrease in other net tangible assets was also the result of an increase in accounts payable, a decrease in intercompany tax receivables and a reduction in property, plant and equipment. Accounts payable has increased due to timing of inventory purchases. Property, plant and equipment decreased as a result of the reduction in the number of stores.

KC required less cash for working capital, mainly due to KC's inventory management initiative and the reduction in the number of stores, which resulted in an $13.2 million reduction in borrowings during the first six months of 2015 compared with the first six months of 2014.

June 30, 2015 Compared with December 31, 2014

	JUNE 30 2015	DECEMBER 31 2014	Change
Cash and cash equivalents	$544	$5,534	$(4,990)
Other net tangible assets	30,135	26,636	3,499
Net assets	30,679	32,170	(1,491)
Total debt	(2,250)	—	(2,250)
Total equity	$28,429	$32,170	$(3,741)
Debt to total capitalization	7%	(a)	(a)
(a)Debt to total capitalization is not meaningful.

Other net tangible assets increased $3.5 million at June 30, 2015 compared with December 31, 2014 primarily as a result of an increase in inventory and a decrease in sales tax payable partially offset by an increase in accounts payable all due to the seasonality of the business.

OUTLOOK

Consumer traffic to mall locations continued to decline in the first half of 2015. Despite an economy which is showing signs of improvement, the middle-market consumer remains under pressure, which is expected to continue to limit consumer spending in housewares for KC's target customer. As a result, KC expects continued market softness throughout the remainder of 2015. In this context, KC closed 28 stores in the first six months of 2015, which, in large measure, completes KC's program of closing underperforming stores to realign the business around a core of Kitchen Collection® stores which perform with acceptable profitability. KC plans to maintain a lower number of stores in the remainder of 2015 and, as a result, expects revenues in the second half of 2015 to decrease compared with the second half of 2014.

Overall, KC expects a substantial increase in net income for the second half of 2015 compared with the second half of 2014, primarily in the fourth quarter. KC expects to close its one remaining Le Gourmet Chef ®store during the third quarter of 2015 and focus its growth on its core Kitchen Collection® stores, adding stores cautiously through new stores positioned in optimum locations in strong outlet malls. The net effect of closing stores early in 2015 and the anticipated opening of a small number of new stores during the second half of 2015, as well as the ongoing program to reduce the company's expense structure and lower store closure expenses in the fourth quarter, are expected to contribute to continued improvements in operating results throughout the second half of 2015, ultimately leading to anticipated roughly break-even results for full year 2015. As a result of its comprehensive realignment actions, KC believes its remaining core stores will be well-positioned to take advantage of any upturn in consumer traffic. Cash flow before financing activities is expected to be positive again in 2015, but down from the level generated in 2014. Capital expenditures are expected to be $0.8 million in the remainder of 2015.

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

FINANCIAL REVIEW

Operating Results

The results of operations at NACCO and Other were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2015	2014	2015	2014
Revenues	$—	$—	$—	$—
Operating loss	$(836)	$(2,004)	$(2,125)	$(3,356)
Other expense	$334	$264	$673	$549
Net loss	$(697)	$(1,673)	$(1,936)	$(2,870)

Second Quarter of 2015 Compared with Second Quarter of 2014 and First Six Months of 2015 Compared with First Six Months of 2014

The decrease in the operating loss in the second quarter of 2015 compared with the second quarter of 2014 was due to higher employee-related expenses in 2014, primarily as a result of a $1.1 million charge in the second quarter of 2014 for the correction of an error related to the estimated liabilities on certain frozen retirement plans. See Note 11 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for further discussion of this error.

The decrease in the operating loss in the first six months of 2015 compared with the first six months of 2014 was primarily due to the charge for the correction of an error previously discussed partially offset by a decrease in management fees charged to the subsidiaries.

The change in net loss for both the three and six months ended June 30, 2015 compared with the 2014 comparable periods was primarily due to the factors affecting operating loss.

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

Following are the parent company management fees included in each subsidiary's selling, general and administrative expenses for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2015	2014	2015	2014
NACoal	$713	$977	$1,507	$1,999
HBB	$1,031	$941	$1,977	$1,828
KC	$68	$65	$135	$130

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

The Company believes funds available from cash on hand, its subsidiaries' credit facilities and anticipated funds generated from operations are sufficient to finance all of the subsidiaries' scheduled principal repayments, and its operating needs and commitments arising during the next twelve months and until the expiration of its subsidiaries' credit facilities.

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

Capital Structure

NACCO's consolidated capital structure is presented below:

	JUNE 30 2015	DECEMBER 31 2014	Change
Cash and cash equivalents	$19,323	$61,135	$(41,812)
Other net tangible assets	302,292	346,703	(44,411)
Goodwill and intangible assets, net	65,039	67,074	(2,035)
Net assets	386,654	474,912	(88,258)
Total debt	(179,064)	(247,898)	68,834
Bellaire closed mine obligations, net of tax	(15,496)	(15,540)	44
Total equity	$192,094	$211,474	$(19,380)
Debt to total capitalization	48%	54%	(6)%

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

NACoal: (1) changes in tax laws or regulatory requirements, including changes in mining or power plant emission regulations and health, safety or environmental legislation, (2) changes in the demand for and market prices of metallurgical and steam coal produced or held in inventory at the Centennial operations and uncertainties associated with the wind-down of the Centennial operation, including the timing and cost of final mine reclamation activities, (3) additional charges to be incurred in connection with or as a result of the decision to permanently discontinue operations at Centennial, (4) changes in costs related to geological conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (5) regulatory actions, changes in mining permit requirements or delays in obtaining mining permits that could affect deliveries to customers, (6) weather conditions, extended power plant outages, utility dispatch decisions on the basis of cost or regulatory compliance criteria which may result in the utilization of electric generating units other than generating units supplied by NACoal, or other events that would change the level of customers' coal or limerock requirements, (7) weather or equipment problems that could affect deliveries to customers, (8) changes in the power industry that would affect demand for NACoal's reserves, (9) changes in the costs to reclaim current NACoal mining areas and the required timing of such reclamation activities, (10) costs to pursue and develop new mining and other business development opportunities, (11) changes or termination of a long-term mining contract, or a customer default under a contract and (12) increased competition, including consolidation within the industry.

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

KC: (1) changes in gasoline prices, weather conditions, the level of consumer confidence and disposable income as a result of economic conditions, unemployment rates or other events or conditions that may adversely affect the number of customers visiting Kitchen Collection® stores, (2) changes in the sales prices, product mix or levels of consumer purchases of kitchenware, small electric appliances and gourmet foods, (3) changes in costs, including transportation costs, of inventory, (4) delays in delivery or the unavailability of inventory, (5) customer acceptance of new products, (6) the anticipated impact of the opening of new stores, the ability to renegotiate existing leases and effectively and efficiently close under-performing stores and (7) increased competition, including by internet-based retailers.

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

The fair value of the Company's interest rate swap agreements was a net payable of $0.9 million at June 30, 2015. A hypothetical 10% change in interest rates would not cause a material change in the fair value of the interest rate swap agreements at June 30, 2015 and, assuming no changes in the Company's financial structure as it stands, would not have a material effect on annual interest expense.

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
HBB uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts generally mature within twelve months and require HBB to buy or sell the functional currency in which the applicable subsidiary operates and buy or sell U.S. dollars at rates agreed to at the inception of the contracts. The fair value of these contracts was a net receivable of $0.2 million at June 30, 2015.

For purposes of risk analysis, the Company uses sensitivity analyses to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. Assuming a hypothetical 10% weakening of the U.S. dollar compared with other foreign currencies at June 30, 2015, the fair value of foreign currency-sensitive financial instruments, which primarily represent forward foreign currency exchange contracts, would not cause a material change in the fair value of the contracts at June 30, 2015. It is important to note that the change in fair value indicated in this sensitivity analysis would be somewhat offset by changes in the fair value of the underlying receivables and payables, which would not be material.

COMMODITY PRICE RISK
The Company uses certain commodities, including steel and diesel fuel, in the normal course of its mining processes. As such, the cost of operations is subject to variability as the market for these commodities changes. The Company monitors this risk and utilizes forward purchase contracts to manage a portion of NACoal's exposure related to diesel fuel volatility. There have been no material changes in the Company's commodity price risk during the second quarter of 2015.

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

Changes in internal control over financial reporting: During the second quarter of 2015, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company acquired Weston Brands on December 16, 2014, and is currently in the process of integrating Weston Brands' operations, processes and internal controls.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
None.

Item 1A    Risk Factors
No material changes to the risk factors for HBB, KC, NACoal or General from the Company's Annual Report on
Form 10-K for the year ended December 31, 2014.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (1)
Month #1 (April 1 to 30, 2015)	86,847	$51.25	86,847	$12,647,579
Month #2 (May 1 to 31, 2015)	56,974	$53.34	56,974	$9,608,815
Month #3 (June 1 to 30, 2015)	27,139	$59.28	27,139	$8,000,118
Total	170,960	$53.22	170,960	$8,000,118

(1)
On November 12, 2013, the Company's Board of Directors approved a stock repurchase program (the "2013 Stock Repurchase Program") providing for the purchase of up to $60 million of the Company's Class A Common Stock outstanding through December 31, 2015. The timing and amount of any repurchases under the 2013 Stock Repurchase Program are determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives and market conditions for the Company's Class A Common Stock. The 2013 Stock Repurchase Program does not require the Company to acquire any specific number of shares. It may be modified, suspended, extended or terminated by the Company at any time without prior notice and may be executed through open market purchases, privately negotiated transactions or otherwise. All or part of the repurchases under the 2013 Stock Repurchase Program may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so. As of June 30, 2015, the Company had repurchased $52.0 million of Class A Common Stock under the 2013 Stock Repurchase Program.

Item 3    Defaults Upon Senior Securities
None.

Item 4    Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 filed with this Quarterly Report on Form 10-Q for the period ended June 30, 2015.

Item 5    Other Information
None.

Item 6    Exhibits
Incorporated by reference to the Exhibit Index on page 42 of this Quarterly Report on Form 10-Q for the period ended June 30, 2015.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NACCO Industries, Inc. (Registrant)
Date:	August 5, 2015	/s/ Elizabeth I. Loveman
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