Form 10-Q
period 2015-09-30
NACCO INDUSTRIES INC
filed 2015-11-03
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

YES ☐ NO ☑

Number of shares of Class A Common Stock outstanding at October 30, 2015: 5,261,119
Number of shares of Class B Common Stock outstanding at October 30, 2015: 1,571,927

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30 2015	DECEMBER 31 2014	SEPTEMBER 30 2014
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$11,847	$61,135	$50,598
Accounts receivable, net	118,097	123,466	97,639
Accounts receivable from affiliates	2,793	57,421	44,339
Inventories, net	234,214	190,382	220,607
Deferred income taxes	23,024	18,566	11,486
Prepaid expenses and other	21,318	14,743	25,774
Total current assets	411,293	465,713	450,443
Property, plant and equipment, net	151,767	159,644	252,039
Goodwill	6,253	6,253	—
Other Intangibles, net	57,650	60,821	57,017
Deferred income taxes	15,984	15,806	1,175
Other non-current assets	59,770	62,283	68,486
Total assets	$702,717	$770,520	$829,160
LIABILITIES AND EQUITY
Accounts payable	$161,040	$133,668	$149,343
Revolving credit agreements of subsidiaries - not guaranteed by the parent company	13,858	55,000	69,805
Current maturities of long-term debt of subsidiaries - not guaranteed by the parent company	1,495	1,467	7,886
Accrued payroll	34,336	23,567	19,136
Other current liabilities	45,270	40,979	41,325
Total current liabilities	255,999	254,681	287,495
Long-term debt of subsidiaries - not guaranteed by the parent company	158,650	191,431	138,958
Mine closing reserves	40,453	37,399	36,217
Pension and other postretirement obligations	9,711	10,616	7,312
Deferred income taxes	—	—	23,304
Other long-term liabilities	53,160	64,919	66,632
Total liabilities	517,973	559,046	559,918
Stockholders' equity
Common stock:
Class A, par value $1 per share, 5,276,963 shares outstanding (December 31, 2014 - 5,662,214 shares outstanding; September 30, 2014 - 5,821,078 shares outstanding)	5,277	5,662	5,821
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,572,027 shares outstanding (December 31, 2014 - 1,573,292 shares outstanding; September 30, 2014 - 1,573,804 shares outstanding)	1,572	1,573	1,574
Retained earnings	200,853	224,428	274,297
Accumulated other comprehensive loss	(22,958)	(20,189)	(12,450)
Total stockholders' equity	184,744	211,474	269,242
Total liabilities and equity	$702,717	$770,520	$829,160

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2015	2014	2015	2014
	(In thousands, except per share data)
Revenues	$239,107	$221,714	$629,341	$599,497
Cost of sales	196,892	175,171	513,556	480,260
Gross profit	42,215	46,543	115,785	119,237
Earnings of unconsolidated mines	12,234	12,064	36,863	36,069
Operating expenses
Selling, general and administrative expenses	47,551	46,373	139,186	145,792
Amortization of intangible assets	1,138	911	3,173	2,667
	48,689	47,284	142,359	148,459
Operating profit	5,760	11,323	10,289	6,847
Other expense (income)
Interest expense	1,597	2,046	5,383	5,450
Income from other unconsolidated affiliates	(264)	(191)	(1,736)	(159)
Closed mine obligations	244	316	1,071	940
Other, net, including interest income	908	86	1,220	(65)
	2,485	2,257	5,938	6,166
Income before income tax provision (benefit)	3,275	9,066	4,351	681
Income tax provision (benefit)	134	1,367	458	(1,870)
Net income	$3,141	$7,699	$3,893	$2,551

Basic earnings per share	$0.45	$1.02	$0.55	$0.33
Diluted earnings per share	$0.45	$1.02	$0.55	$0.33

Dividends per share	$0.2625	$0.2575	$0.7825	$0.7650

Basic weighted average shares outstanding	6,924	7,515	7,051	7,688
Diluted weighted average shares outstanding	6,935	7,533	7,065	7,702

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2015	2014	2015	2014
	(In thousands)
Net income	$3,141	$7,699	$3,893	$2,551
Foreign currency translation adjustment	(1,190)	(740)	(2,352)	(656)
Deferred gain (loss) on available for sale securities	(229)	33	(205)	270
Current period cash flow hedging activity, net of $304 and $674 tax benefit in the three and nine months ended September 30, 2015, respectively, and $351 tax expense and $457 tax benefit in the three and nine months ended September 30, 2014, respectively.	(558)	590	(1,216)	(860)
Reclassification of hedging activities into earnings, net of $41 and $178 tax benefit in the three and nine months ended September 30, 2015, respectively, and $137 and $324 tax benefit in the three and nine months ended September 30, 2014, respectively.	89	249	363	602
Reclassification of pension and postretirement adjustments into earnings, net of $97 and $300 tax benefit in the three and nine months ended September 30, 2015, respectively, and $75 and $235 tax benefit in the three and nine months ended September 30, 2014, respectively.	216	180	641	453
Total other comprehensive income (loss)	$(1,672)	$312	$(2,769)	$(191)
Comprehensive income	$1,469	$8,011	$1,124	$2,360

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30
	2015	2014
	(In thousands)
Operating activities
Net income	$3,893	$2,551
Adjustments to reconcile from net income to net cash provided by operating activities:
Depreciation, depletion and amortization	17,337	19,445
Amortization of deferred financing fees	946	347
Deferred income taxes	(4,636)	994
Other	(533)	10,086
Working capital changes:
Accounts receivable	59,757	10,511
Inventories	(43,832)	(36,183)
Other current assets	2,056	(1,075)
Accounts payable	29,056	16,884
Other current liabilities	4,276	(8,909)
Income taxes receivable/payable	(8,506)	(12,433)
Net cash provided by operating activities	59,814	2,218

Investing activities
Expenditures for property, plant and equipment	(7,484)	(47,663)
Other	1,160	366
Net cash used for investing activities	(6,324)	(47,297)

Financing activities
Additions to long-term debt	2,547	1,553
Reductions of long-term debt	(2,300)	(2,000)
Net additions (reductions) to revolving credit agreements	(74,143)	33,345
Cash dividends paid	(5,502)	(5,884)
Purchase of treasury shares	(23,248)	(26,447)
Other	(78)	(255)
Net cash provided by (used for) financing activities	(102,724)	312

Effect of exchange rate changes on cash	(54)	(25)
Cash and cash equivalents
Decrease for the period	(49,288)	(44,792)
Balance at the beginning of the period	61,135	95,390
Balance at the end of the period	$11,847	$50,598

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Available for Sale Securities	Deferred Gain (Loss) on Cash Flow Hedging	Pension and Postretirement Plan Adjustment	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2014	$6,290	$1,581	$941	$301,227	$(803)	$1,021	$676	$(13,153)	$297,780
Stock-based compensation	26	—	1,407	—	—	—	—	—	1,433
Purchase of treasury shares	(502)	—	(2,348)	(23,597)	—	—	—	—	(26,447)
Conversion of Class B to Class A shares	7	(7)	—	—	—	—	—	—	—
Net income	—	—	—	2,551	—	—	—	—	2,551
Cash dividends on Class A and Class B common stock: $0.7650 per share	—	—	—	(5,884)	—	—	—	—	(5,884)
Current period other comprehensive income (loss)	—	—	—	—	(656)	270	(860)	—	(1,246)
Reclassification adjustment to net income (loss)	—	—	—	—	—	—	602	453	1,055
Balance, September 30, 2014	$5,821	$1,574	$—	$274,297	$(1,459)	$1,291	$418	$(12,700)	$269,242

Balance, January 1, 2015	$5,662	$1,573	$—	$224,428	$(2,699)	$1,463	$56	$(19,009)	$211,474
Stock-based compensation	40	—	856	—	—	—	—	—	896
Purchase of treasury shares	(426)	—	(856)	(21,966)	—	—	—	—	(23,248)
Conversion of Class B to Class A shares	1	(1)	—	—	—	—	—	—	—
Net income	—	—	—	3,893	—	—	—	—	3,893
Cash dividends on Class A and Class B common stock: $0.7825 per share	—	—	—	(5,502)	—	—	—	—	(5,502)
Current period other comprehensive income (loss)	—	—	—	—	(2,352)	(205)	(1,216)	—	(3,773)
Reclassification adjustment to net income (loss)	—	—	—	—	—	—	363	641	1,004
Balance, September 30, 2015	$5,277	$1,572	$—	$200,853	$(5,051)	$1,258	$(797)	$(18,368)	$184,744

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at September 30, 2015 and the results of its operations, comprehensive income (loss), cash flows and changes in equity for the nine months ended September 30, 2015 and 2014 have been included. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. GAAP for complete financial statements.

Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2015. The HBB and KC businesses are seasonal and a majority of revenues and operating profit typically occurs in the second half of the calendar year when sales of small electric household appliances to retailers and consumers increase significantly for the fall holiday selling season. For further information regarding seasonality of these businesses, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

NOTE 2—Recently Issued Accounting Standards

Accounting Standards Not Yet Adopted:

In May 2014, the FASB codified in ASC 606, "Revenue Recognition - Revenue from Contracts with Customers," which supersedes most current revenue recognition guidance, including industry-specific guidance, and requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to customers and provide additional disclosures. As amended, the effective date for public entities is annual reporting periods beginning after December 15, 2017 and interim periods therein. As such, the Company will be required to adopt the standard in the first quarter of fiscal year 2018. Early adoption is not permitted before the first quarter of fiscal year 2017. ASC 606 may be adopted either using a full retrospective approach, in which the standard is applied to all of the periods presented, or a modified retrospective approach. The Company is currently evaluating which transition method to use and how ASC 606 will affect the Company's financial position, results of operations, cash flows and related disclosures.

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

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early application is permitted. In August 2015, the FASB issued ASU 2015-15, "Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting  (SEC Update)."  ASU 2015-15 amends Subtopic 835-30 to include that the  SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of debt issuance costs over the term of the line-of-credit arrangement, whether or not there are any outstanding borrowings on the line-of-credit arrangement. This guidance is effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, "Inventory - Simplifying the Measurement of Inventory," requiring that inventory be measured at lower of cost or net realizable value. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted. The Company does not expect the adoption of this guidance to have a material effect on the Company's financial position, results of operations, cash flows and related disclosures.

NOTE 3—Inventories

Inventories are summarized as follows:

	SEPTEMBER 30 2015	DECEMBER 31 2014	SEPTEMBER 30 2014
Coal - NACoal	$20,565	$29,576	$25,749
Mining supplies - NACoal	21,083	19,774	18,641
Total inventories at weighted average cost	41,648	49,350	44,390
Sourced inventories - HBB	151,663	104,746	130,012
Retail inventories - KC	40,903	36,286	46,205
Total inventories at FIFO	192,566	141,032	176,217
	$234,214	$190,382	$220,607

NOTE 4—Stockholders' Equity

Stock Repurchase Program: On November 12, 2013, the Company's Board of Directors approved a stock repurchase program (the "2013 Stock Repurchase Program") providing for the purchase of up to $60.0 million of the Company's Class A Common Stock outstanding through December 31, 2015. During the three months ended September 30, 2015 and September 30, 2014, the Company repurchased 134,186 and 235,194 shares of Class A Common Stock for an aggregate purchase price of $7.2 million and $12.2 million under the 2013 Stock Repurchase Program at a weighted average purchase price of $53.95 and $51.86 per share, respectively. During the nine months ended September 30, 2015 and September 30, 2014, the Company repurchased 426,909 and 501,531 shares of Class A Common Stock for an aggregate purchase price of $23.2 million and $26.4 million under the 2013 Stock Repurchase Program at a weighted average purchase price of $54.46 and $52.73 per share.

As of October 6, 2015, the Company completed the 2013 Stock Repurchase Program. See Note 13 for further information on the completion of the 2013 Stock Repurchase Program.

Amounts Reclassified out of Accumulated Other Comprehensive Income (Loss): The following table summarizes the amounts reclassified out of Accumulated other comprehensive income (loss) ("AOCI") and recognized in the Unaudited Condensed Consolidated Statements of Operations:

	Amount Reclassified from AOCI
	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30		September 30
Details about AOCI Components	2015	2014	2015	2014	Location of (gain) loss reclassified from AOCI into income (loss)
(Gain) loss on cash flow hedging
Foreign exchange contracts	$(240)	$8	$(560)	$(194)	Cost of sales
Interest rate contracts	370	378	1,101	1,120	Interest expense
	130	386	541	926	Total before income tax benefit
	(41)	(137)	(178)	(324)	Income tax benefit
	$89	$249	$363	$602	Net of tax

Pension and postretirement plan
Actuarial loss	$326	$273	$983	$742	(a)
Prior-service credit	(13)	(18)	(42)	(54)	(a)
	313	255	941	688	Total before income tax benefit
	(97)	(75)	(300)	(235)	Income tax benefit
	$216	$180	$641	$453	Net of tax

Total reclassifications for the period	$305	$429	$1,004	$1,055	Net of tax

(a) These AOCI components are included in the computation of pension and postretirement health care (income) expense. See Note 10 for further discussion.

NOTE 5—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Date	(Level 1)	(Level 2)	(Level 3)
	September 30, 2015
Assets:
Available for sale securities	$6,905	$6,905	$—	$—
Foreign currency exchange contracts	364	—	364	—
	$7,269	$6,905	$364	$—
Liabilities:
Interest rate swap agreements	$1,804	$—	$1,804	$—
	$1,804	$—	$1,804	$—

	December 31, 2014
Assets:
Available for sale securities	$7,220	$7,220	$—	$—
Interest rate swap agreements	181	—	181	—
Foreign currency exchange contracts	292	—	292	—
	$7,693	$7,220	$473	$—
Liabilities:
Interest rate swap agreements	$412	$—	$412	$—
	$412	$—	$412	$—

	September 30, 2014
Assets:
Available for sale securities	$6,955	$6,955	$—	$—
Interest rate swap agreements	538	—	538
Foreign currency exchange contracts	213	—	213	—
	$7,706	$6,955	$751	$—
Liabilities:
Foreign currency exchange contracts	$29	$—	$29	$—
Contingent consideration	1,606	—	—	1,606
	$1,635	$—	$29	$1,606

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

There were no transfers into or out of Levels 1, 2 or 3 during the three and nine months ended September 30, 2015 and 2014.

Other Fair Value Measurement Disclosures: The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. Revolving credit agreements and long-term debt are recorded at carrying value in the Unaudited Condensed Consolidated Balance Sheets. The fair value of revolving credit agreements approximates their carrying value as the stated rates of the debt reflect recent market conditions. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account subsidiary credit risk, which is Level 2 as defined in the fair value hierarchy. At September 30, 2015, December 31, 2014 and September 30, 2014, both the fair value and the book value of the Company's revolving credit agreements and long-term debt, excluding capital leases, was $163.5 million, $236.3 million and $204.7 million, respectively.

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

North American Coal Corporation India Private Limited ("NACC India") was formed to provide technical business advisory services to the third-party owner of a coal mine in India.  During the third quarter of 2014, NACC India's customer defaulted on its contractual payment obligations and as a result of this default, NACC India terminated its contract with the customer and is pursuing contractual remedies. Prior to contract termination, NACC India met the definition of a variable interest entity of which NACoal was not the primary beneficiary and was accounted for using the equity method with net income or loss reported on the line "(Income) loss from other unconsolidated affiliates" in the "Other expense (income)" section of the Unaudited Condensed Consolidated Statements of Operations. Subsequent to contract termination, NACC India is no longer a variable interest entity and its financial position and results of operations are consolidated by NACoal as of the contract termination date.

The investments in the Unconsolidated Mines and related tax positions totaled $25.9 million, $28.2 million and $28.9 million at September 30, 2015, December 31, 2014 and September 30, 2014, respectively. These amounts are included on the line “Other non-current assets” in the Unaudited Condensed Consolidated Balance Sheets. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $3.9 million, $4.0 million and $3.8 million at September 30, 2015, December 31, 2014, and September 30, 2014, respectively.

Included in "Accounts receivable from affiliates" was $53.2 million and $42.2 million as of December 31, 2014 and September 30, 2014, respectively, due to NACoal from Coyote Creek. Coyote Creek repaid NACoal the amount outstanding during the first quarter of 2015 as a result of Coyote Creek’s completion of third-party financing.

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

Summarized financial information for the unconsolidated subsidiaries is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2015	2014	2015	2014
Revenues	$154,545	$150,529	$457,719	$437,127
Gross profit	$18,112	$19,504	$55,057	$56,123
Income before income taxes	$12,571	$12,201	$38,221	$36,363
Net income	$9,777	$9,372	$29,495	$28,046

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

At September 30, 2015, December 31, 2014 and September 30, 2014, HBB had accrued undiscounted obligations of $8.5 million, $9.7 million and $10.0 million, respectively, for environmental investigation and remediation activities. In addition, HBB estimates that it is reasonably possible that it may incur additional expenses in the range of zero to $4.7 million related to the environmental investigation and remediation at these sites. During the nine months ended September 30, 2014, HBB recorded a $3.3 million charge to increase the liability for environmental investigation and remediation activities at the Picton, Ontario facility as a result of an environmental study performed in the second quarter of 2014.

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

Changes in the Company's current and long-term recorded warranty liability are as follows:

2015
Balance at January 1	$5,856
Warranties issued	6,471
Settlements made	(7,042)
Balance at September 30	$5,285

NOTE 9—Income Taxes

The income tax provision includes U.S. federal, state and local, and foreign income taxes and is based on the application of a forecasted annual income tax rate applied to the current quarter's year-to-date pre-tax income or loss. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company's annual earnings, taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the Company's ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates and certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated effective annual income tax rate. The Company's effective income tax rate is affected by the benefit of percentage depletion.

The effective income tax rates for the three months ended September 30, 2015 and September 30, 2014 were 4.1% and 15.1%, respectively. The effective income tax rate in the three months ended September 30, 2015 was lower due to discrete tax benefits and a shift in the mix of taxable income and/or loss toward entities with lower effective income tax rates. The effective income tax rate for the nine months ended September 30, 2015 was 10.5%. The effective income tax for the nine months ended September 30, 2014 was not meaningful as the $1.9 million income tax benefit was not directly correlated to the $0.7 million pre-tax income. The rate was impacted by net favorable discrete tax items totaling $2.0 million in the nine months ended September 30, 2014 primarily from the conclusion of the 2011 and 2012 U.S. federal tax return examinations.

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

The components of pension and postretirement health care expense (income) are set forth below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2015	2014	2015	2014
U.S. Pension and Postretirement Health Care
Service cost	$17	$18	$52	$53
Interest cost	675	691	2,065	2,180
Expected return on plan assets	(1,205)	(1,143)	(3,687)	(3,551)
Amortization of actuarial loss	274	256	859	690
Amortization of prior service credit	(13)	(18)	(42)	(54)
Total	$(252)	$(196)	$(753)	$(682)
Non-U.S. Pension
Interest cost	$37	$50	$116	$149
Expected return on plan assets	(67)	(75)	(208)	(224)
Amortization of actuarial loss	11	17	34	52
Total	$(19)	$(8)	$(58)	$(23)

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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2015	2014	2015	2014
Revenues
NACoal	$42,704	$49,840	$121,965	$139,492
HBB	163,291	135,155	416,082	354,865
KC	34,708	37,551	94,457	107,231
Eliminations	(1,596)	(832)	(3,163)	(2,091)
Total	$239,107	$221,714	$629,341	$599,497

Operating profit (loss)
NACoal (a)	$(4,010)	$4,362	$3,579	$11,198
HBB	11,643	9,531	16,711	12,719
KC	(843)	(1,429)	(6,860)	(12,198)
NACCO and Other (b)	(1,142)	(1,073)	(3,267)	(4,429)
Eliminations	112	(68)	126	(443)
Total	$5,760	$11,323	$10,289	$6,847

Net income (loss)
NACoal	$(5,345)	$3,185	$3,401	$8,815
HBB	6,378	6,008	8,614	7,717
KC	(550)	(966)	(4,290)	(7,656)
NACCO and Other	(774)	(906)	(2,710)	(3,776)
Eliminations	3,432	378	(1,122)	(2,549)
Total	$3,141	$7,699	$3,893	$2,551

(a) During the third quarter of 2015, the Company recorded a $0.5 million charge for severance as a result of the decision to cease mining operations at Centennial in Alabama by the end of 2015. Revisions were also made to Centennial's asset retirement obligations due to revised estimated cash flows and the timing of those cash flows, resulting in a $7.5 million charge during the third quarter of 2015. Both of these charges are included in Cost of sales in NACoal. See Note 12 for further discussion on NACoal's asset retirement obligations.

(b) During the second quarter of 2014, the Company recorded a $1.1 million charge included in Selling, general and administrative expenses in NACCO and Other to correct a prior period accounting error related to an increase in the estimated liability for certain frozen deferred compensation plans. Management, quantitatively and qualitatively, assessed the materiality of the error and the correction thereof and concluded that the effect of the previous accounting treatment was not material to prior periods, 2014 full-year results, or trend of earnings and determined no material misstatements existed in those prior periods and no restatement of those prior period financial statements was necessary.

NOTE 12—Asset Retirement Obligation

NACoal's asset retirement obligations are principally for costs to dismantle certain mining equipment at the end of the life of the mine as well as for costs to close its surface mines and reclaim the land it has disturbed as a result of its normal mining activities. The Company determined the amounts of these obligations based on estimates adjusted for inflation, projected to the estimated closure dates, and then discounted using a credit-adjusted risk-free interest rate. The accretion of the liability is being recognized over the estimated life of each individual asset retirement obligation and is recorded in the line “Cost of sales” in the accompanying Unaudited Condensed Consolidated Statements of Operations. The associated asset is recorded in “Property, Plant and Equipment, net” in the accompanying Unaudited Condensed Consolidated Balance Sheets.

On July 31, 2015, management recommended and The North American Coal Corporation’s Board of Directors approved cessation of coal production at Centennial by the end of 2015. The decision was made as a result of worsening conditions in the Alabama and global coal markets and the adverse effect regulatory changes have had on Centennial’s business. As a result of the decision to cease mining operations, revisions were made to Centennial's asset retirement obligations due to revised estimated cash flows and the timing of those cash flows, resulting in a $7.5 million charge in the third quarter of 2015. A reconciliation of the beginning and ending aggregate carrying amount of the Company's asset retirement obligation is as follows:

NACCO Consolidated
Balance at January 1, 2015	$41,819
Liabilities settled during the period	(6,182)
Accretion expense	2,049
Revision of estimated cash flows	7,526
Balance at September 30, 2015	$45,212

NOTE 13—Subsequent Events

As of October 6, 2015, the Company completed the 2013 Stock Repurchase Program under which the Company purchased a total of approximately 1,122,900 shares of Class A common stock for an aggregate purchase price of $60.0 million. See Note 4 for further discussion on the 2013 Stock Repurchase Program.

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

Coteau, Falkirk and Sabine were developed between 1974 and 1984. Demery commenced delivering coal in 2012 and anticipates achieving full production levels in 2017. Caddo Creek commenced delivering coal in late 2014. Camino Real commenced delivering coal in October 2015, and expects to mine approximately 2.5 million to 3.0 million tons of coal annually when at full production.

Liberty commenced production in 2013 but will not deliver any coal for power generation in 2015. Production levels at Liberty are expected to increase gradually beginning in 2016 and build to full production of approximately 4.6 million tons of coal annually beginning in 2023, although the timing of future deliveries will be affected by the pace at which construction of the Kemper County Energy Facility is completed.

NACoal has one mine currently in development. Coyote Creek received its mining permit in October 2014 and is developing a mine in Mercer County, North Dakota, from which it expects to deliver approximately 2.5 million tons of coal annually beginning in mid-2016.

The contracts with the customers of the unconsolidated subsidiaries provide for reimbursement to the company at a price based on actual costs plus an agreed pre-tax profit per ton of coal sold or actual costs plus a management fee. The per ton fees earned at each mine escalate over time in line with various indices which reflect general inflation rates.

North American Coal Corporation India Private Limited (“NACC India”) was formed to provide technical business advisory services to the third-party owner of a coal mine in India.  During the third quarter of 2014, NACC India's customer defaulted on its contractual payment obligations and, as a result of this default, NACC India terminated its contract with the customer and is pursuing contractual remedies.

FINANCIAL REVIEW

Tons of coal sold by NACoal's operating mines were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2015	2014	2015	2014
	(In millions)
Coteau	3.3	3.4	10.5	10.8
Falkirk	2.1	2.0	6.0	5.6
Sabine	1.1	1.2	3.1	3.5
Other	0.1	—	0.3	—
Unconsolidated mines	6.6	6.6	19.9	19.9
MLMC	1.0	0.8	2.6	2.3
Centennial	0.1	0.3	0.4	0.7
Consolidated mines	1.1	1.1	3.0	3.0
Total tons sold	7.7	7.7	22.9	22.9

The limerock dragline mining operations sold 5.2 million and 14.8 million cubic yards of limerock in the three and nine months ended September 30, 2015, respectively. This compares with 5.2 million and 16.5 million cubic yards of limerock in the three and nine months ended September 30, 2014, respectively.

The results of operations for NACoal were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2015	2014	2015	2014
Revenue - consolidated mines	$40,284	$48,209	$115,508	$131,513
Royalty and other	2,420	1,631	6,457	7,979
Total revenues	42,704	49,840	121,965	139,492
Cost of sales - consolidated mines	49,018	47,403	128,492	134,941
Cost of sales - royalty and other	636	503	1,575	1,619
Total cost of sales	49,654	47,906	130,067	136,560
Gross profit (loss)	(6,950)	1,934	(8,102)	2,932
Earnings of unconsolidated mines (a)	12,234	12,064	36,863	36,069
Selling, general and administrative expenses	8,501	8,725	23,045	25,136
Amortization of intangible assets	793	911	2,137	2,667
Operating profit (loss)	(4,010)	4,362	3,579	11,198
Interest expense	1,080	1,721	3,900	4,298
Other (income) or loss, including income from other unconsolidated affiliates	(181)	(367)	(1,884)	(550)
Income (loss) before income tax provision (benefit)	(4,909)	3,008	1,563	7,450
Income tax provision (benefit)	436	(177)	(1,838)	(1,365)
Net income (loss)	$(5,345)	$3,185	$3,401	$8,815

Effective income tax rate (b)(c)	n/m	n/m	n/m	n/m

(a) See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.
(b) The NACoal effective income tax rate is affected by the benefit of percentage depletion.
(c) The effective income tax rate is not meaningful in 2015 and 2014 as the income tax provision (benefit) amounts are not directly correlated to the pre-tax income (loss) for the three and nine months ended both September 30, 2015 and September 30, 2014. See further information regarding the consolidated effective income tax rate in Note 9 to Unaudited Condensed Consolidated Financial Statements.

Third Quarter of 2015 Compared with Third Quarter of 2014

The following table identifies the components of change in revenues for the third quarter of 2015 compared with the third quarter of 2014:

Revenues
2014	$49,840
Increase (decrease) from:
Consolidated mining operations	(7,925)
Royalty and other income	789
2015	$42,704

Revenues decreased in the third quarter of 2015 compared with the third quarter of 2014 primarily due to a reduction in higher-priced tons sold at Centennial partially offset by an increase in tons sold at MLMC attributable to fewer plant outage days at the customer's power plant in the third quarter of 2015 compared with the third quarter of 2014. The reduction in tons sold at Centennial was primarily due to the wind down of operations.

The following table identifies the components of change in operating profit (loss) for the third quarter of 2015 compared with the third quarter of 2014:

Operating Profit/(Loss)
2014	$4,362
Increase (decrease) from:
Centennial asset retirement obligation charge	(7,526)
Consolidated mining operations	(1,894)
Loss on sale of assets	(82)
Other selling, general and administrative expenses	(63)
Royalty and other income	1,024
Earnings of unconsolidated mines	169
2015	$(4,010)
NACoal reported an operating loss of $4.0 million in the third quarter of 2015 compared with operating profit of $4.4 million in the third quarter of 2014, primarily due a charge related to an increase in Centennial's asset retirement obligation. See Note 12 for further discussion of NACoal's asset retirement obligations.

At the consolidated mining operations, an operating loss at Centennial was partially offset by improved results at MLMC and an increase in royalty and other income. At Centennial, excluding the asset retirement obligation charge, the operating loss in the third quarter of 2015 resulted from a reduction in tons sold and higher labor and outside service expense, partially offset by a reduction in depreciation and amortization expense due to the $105.1 million impairment charge taken in December 2014. The higher labor costs were partially due to a $0.5 million charge for severance as a result of the decision to cease mining operations at Centennial by the end of 2015. Operating results at MLMC improved as a result of an increase in tons sold due to a decrease in outage days at the customer's power plant during the third quarter of 2015 compared with 2014.

NACoal recognized a net loss of $5.3 million in the third quarter of 2015 compared with net income of $3.2 million in the third quarter of 2014. The change in net income (loss) was due to the factors affecting operating profit (loss) and the change in the income tax provision (benefit) partially offset by decreased interest expense as a result of a reduction in average debt outstanding during the third quarter of 2015. The change in income taxes was primarily due to a change in the effective income tax rate driven by a change in the mix of earnings and the impact of discrete items.

First Nine Months of 2015 Compared with First Nine Months of 2014
The following table identifies the components of change in revenues for the first nine months of 2015 compared with the first nine months of 2014:

Revenues
2014	$139,492
Increase (decrease) from:
Consolidated mining operations	(16,004)
Royalty and other income	(1,523)
2015	$121,965

Revenues decreased in the first nine months of 2015 compared with the first nine months of 2014 as a result of a decrease in revenues at the consolidated mining operations and a reduction in royalty and other income. The decrease at the consolidated mining operations was primarily due to a reduction in higher-priced tons sold at Centennial partially offset by an increase in tons sold at MLMC. The increase in tons sold at MLMC was primarily the result of fewer outage days at its customer's power plant in the first nine months of 2015 compared with the comparable 2014 period.

The following table identifies the components of change in operating profit for the first nine months of 2015 compared with the first nine months of 2014:

Operating Profit
2014	$11,198
Increase (decrease) from:
Centennial asset retirement obligation charge	(7,526)
Consolidated mining operations	(2,538)
Royalty and other income	(349)
Reimbursement of damage to customer-owned equipment in 2014	1,043
Earnings of unconsolidated mines	793
Gain on sale of assets	653
Other selling, general and administrative expenses	305
2015	$3,579

Operating profit decreased in the first nine months of 2015 from the first nine months of 2014 primarily due to a charge related to an increase in Centennial's asset retirement obligation and unfavorable results at the consolidated mining operations partially offset by the absence of a $1.0 million charge to reimburse a customer for damage to certain customer-owned equipment at the limerock dragline mining operations, an increase in earnings of unconsolidated mines mainly from higher contractual compensation levels and a gain on the sale of certain assets. See Note 12 for further discussion of NACoal's asset retirement obligations.

At the consolidated mining operations, an operating loss at Centennial was partially offset by improved results at MLMC. At Centennial, excluding the asset retirement obligation charge, an increased operating loss in the first nine months of 2015 resulted from a reduction in tons sold and higher labor and outside service expense, partially offset by a reduction in depreciation and amortization expense at Centennial due to the $105.1 million impairment charge taken in December 2014. The higher labor costs were partially due to a $0.5 million charge for severance as a result of the decision to cease mining operations at Centennial by the end of 2015. Improved operating results at MLMC were primarily attributable to an increase in tons sold as a result of a decrease in outage days at the customer's power plant during the first nine months of 2015 compared with 2014.

NACoal recognized net income of $3.4 million in the nine months ended September 30, 2015 compared with net income of $8.8 million in the nine months ended September 30, 2014. The decrease in net income was primarily due to the factors affecting operating profit. In addition, NACoal recognized a $1.0 million after-tax charge to establish an allowance against the receivable from NACC India's customer as well as a $1.4 million discrete tax benefit resulting from the conclusion of the 2011 and 2012 U.S. federal tax return examinations during the nine months ended September 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the nine months ended September 30:

	2015	2014	Change
Operating activities:
Net income	$3,401	$8,815	$(5,414)
Depreciation, depletion and amortization	12,893	16,063	(3,170)
Other	(3,547)	6,430	(9,977)
Working capital changes	72,916	(16,804)	89,720
Net cash provided by operating activities	85,663	14,504	71,159

Investing activities:
Expenditures for property, plant and equipment	(3,128)	(43,321)	40,193
Other	1,049	(82)	1,131
Net cash used for investing activities	(2,079)	(43,403)	41,324

Cash flow before financing activities	$83,584	$(28,899)	$112,483

The increase in net cash provided by operating activities was primarily the result of working capital changes during the first nine months of 2015 compared with the first nine months of 2014. The change in working capital was mainly attributable to a significant decrease in accounts receivable from affiliates as well as a decrease in intercompany taxes. Accounts receivable from affiliates decreased as NACoal received payment from Coyote Creek, an unconsolidated mine, in the first quarter of 2015. See Note 6 for further discussion on NACoal's payment from Coyote Creek.

The decrease in net cash used for investing activities was primarily attributable to a reduction in expenditures for property, plant and equipment. In the first nine months of 2014, capital expenditures were mainly for the refurbishment of a dragline and purchase of equipment at Centennial.

	2015	2014	Change
Financing activities:
Net additions (reductions) to long-term debt and revolving credit agreements	$(82,300)	$18,000	$(100,300)
Capital contribution from NACCO	—	11,300	(11,300)
Other	(54)	—	(54)
Net cash provided by (used for) financing activities	$(82,354)	$29,300	$(111,654)

The change in net cash provided by (used for) financing activities was primarily from repayments made on NACoal's revolver as a result of the payment received from Coyote Creek during the first quarter of 2015.

Financing Activities

NACoal has an unsecured revolving line of credit of up to $225.0 million (the “NACoal Facility”) that expires in November 2018. Borrowings outstanding under the NACoal Facility were $100.0 million at September 30, 2015. At September 30, 2015, the excess availability under the NACoal Facility was $123.8 million, which reflects a reduction for outstanding letters of credit of $1.2 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective September 30, 2015, for base rate and LIBOR loans were 1.00% and 2.00%, respectively. The NACoal Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.35% on the unused commitment at September 30, 2015. The floating rate of interest applicable to the NACoal Facility at September 30, 2015 was 3.39% including the floating rate margin and the effect of the interest rate swap agreement discussed below.

To reduce the exposure to changes in the market rate of interest, NACoal has entered into an interest rate swap agreement for a portion of the NACoal Facility. Terms of the interest rate swap agreement require NACoal to receive a variable interest rate and pay a fixed interest rate. NACoal has interest rate swaps with notional values totaling $100.0 million at September 30, 2015 at an average fixed rate of 1.4%.

The NACoal Facility contains restrictive covenants, which require, among other things, NACoal to maintain a maximum debt to EBITDA ratio of 3.50 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The NACoal Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 3.00 to 1.00 in conjunction with maintaining unused availability thresholds of borrowing capacity, as defined in the NACoal Facility, of $15.0 million. At September 30, 2015, NACoal was in compliance with all financial covenants in the NACoal Facility.

NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At September 30, 2015, the balance of the note was $1.6 million and the interest rate was 0.48%.

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

Capital Expenditures

Expenditures for property, plant and equipment were $3.1 million during the first nine months of 2015. NACoal estimates that its capital expenditures for the remainder of 2015 will be an additional $4.5 million, primarily for mine machinery and equipment. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

NACoal's capital structure is presented below:

	SEPTEMBER 30 2015	DECEMBER 31 2014	Change
Cash and cash equivalents	$1,433	$203	$1,230
Other net tangible assets	168,031	246,519	(78,488)
Coal supply agreements, net	48,643	50,779	(2,136)
Net assets	218,107	297,501	(79,394)
Total debt	(112,145)	(194,445)	82,300
Total equity	$105,962	$103,056	$2,906
Debt to total capitalization	51%	65%	(14)%

The decrease in other net tangible assets and total debt during the first nine months of 2015 was primarily due to the collection of accounts receivable from affiliates as well as a decrease in intercompany taxes and property, plant and equipment. Accounts receivable from affiliates decreased as NACoal received payment from Coyote Creek in the first quarter of 2015. NACoal used the payment from Coyote Creek primarily to pay down the NACoal Facility. See Note 6 for further discussion on NACoal's payment from Coyote Creek.

OUTLOOK

NACoal expects overall improved operating performance at its coal mining operations in the fourth quarter of 2015 compared with the fourth quarter of 2014. Excluding the 2014 asset impairment charge of $105.1 million, or $66.4 million after tax of

$38.7 million and the 2014 gains on the sale of assets, NACoal expects income before income taxes in the fourth quarter of 2015 to increase substantially over the fourth quarter of 2014. Cash flow before financing activities for the fourth quarter of 2015 is expected to be modestly positive as compared with negative cash flow before financing activities in the fourth quarter of 2014. Capital expenditures in the fourth quarter of 2015 are expected to be $4.5 million.

Centennial expects to incur a loss from operations in the fourth quarter of 2015 as it winds down mining operations while fulfilling commitments under existing sales contracts. The fourth quarter loss is expected to be moderately improved from the loss recognized in the third quarter of 2015, excluding the mine reclamation and severance charges. Cash expenditures related to mine reclamation will continue until reclamation is complete. Centennial will continue to evaluate strategies to maximize cash flow, including the sale of mineral reserves, equipment and parts inventory. Some equipment and parts inventory will be redeployed to other NACoal mine locations to minimize future capital expenditures. The company is also evaluating a range of strategies for its Alabama mineral reserves, including holding reserves with substantial unmined coal tons for sale or contract mining when conditions in Alabama and global coal markets improve.

At MLMC, tons sold and results from operations are expected to be higher in the fourth quarter of 2015 compared with the fourth quarter of 2014 when a significant planned outage took place at the customer's power plant.

At the limerock mining operations, deliveries in the remainder of 2015 are expected to be modestly lower than the fourth quarter of 2014 due to reduced customer requirements but earnings are still expected to improve as a result of lower expenses. Royalty and other income is also expected to decline in the fourth quarter of 2015 compared with the fourth quarter of 2014.

At the unconsolidated mining operations, operating results are expected to decline moderately in the fourth quarter of 2015 compared with the fourth quarter of 2014. However, this decrease will be partially offset by additional income from a full quarter of production at Caddo Creek, which commenced delivering coal in late 2014, and from Camino Real, which commenced delivering coal in October 2015. Camino Real expects to mine approximately 2.5 million to 3.0 million tons of coal annually when at full production.

Liberty commenced production in 2013 but will not deliver any coal for power generation in the fourth quarter. Production levels at Liberty are expected to increase gradually beginning in 2016 and build to full production of approximately 4.6 million tons of coal annually beginning in 2023, although the timing of future deliveries will be affected by the pace at which construction of the Kemper County Energy Facility is completed.

NACoal has one mine currently in development. Coyote Creek received its mining permit in October 2014 and is developing a mine in Mercer County, North Dakota, from which it expects to deliver approximately 2.5 million tons of coal annually beginning in mid-2016.

NACoal expects an increase in income before taxes in 2016 compared with 2015. Results in 2016 are expected to benefit significantly from the elimination of NACoal's only direct exposure to coal market price volatility with the cessation of mining operations at Centennial, as well as higher income from the unconsolidated mining operations. In 2016, Centennial expects to incur a moderate loss, excluding the effect of any potential future asset sales, as it manages mine reclamation obligations and disposes of certain assets. Results at MLMC are expected to decline in 2016 compared with 2015. MLMC sells lignite at contractually agreed upon coal prices which are subject to changes in the level of established indices over time. The price of diesel fuel is heavily-weighted among these indices. As such, the recent substantial decline in diesel prices is expected to reduce earnings, as the decline in revenue will only be partially offset by the effect of lower diesel prices on production costs.

Royalty and other income is expected to decrease in 2016 compared with 2015.

Income from the unconsolidated mining operations is expected to improve in 2016 as production levels increase at Camino Real and Coyote Creek commences delivering coal to its customer. Over the longer-term, NACoal’s goal continues to be to increase earnings of its unconsolidated mines by approximately 50% by 2017 from the 2012 level of $45.2 million through the development and maturation of its newer mines and normal escalation of contractual compensation at its existing mines.

Cash flow before financing activities is expected to decrease substantially in 2016 compared with 2015 primarily as a result of the receipt of cash from the repayment of the receivable related to Coyote Creek in 2015 and higher capital expenditures. Capital expenditures are expected to be approximately $25 million in 2016 compared with $7.6 million in 2015.

NACoal expects to continue its efforts to develop new mining projects and is actively pursuing opportunities for new or expanded coal mining projects, although opportunities are likely to be very limited. In addition, NACoal continues to pursue additional non-coal mining opportunities, principally in aggregates.

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

FINANCIAL REVIEW

The results of operations for HBB were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2015	2014	2015	2014
Revenues	$163,291	$135,155	$416,082	$354,865
Operating profit	$11,643	$9,531	$16,711	$12,719
Interest expense	$476	$236	$1,397	$855
Other expense (income)	$926	$345	$1,576	$478
Net income	$6,378	$6,008	$8,614	$7,717
Effective income tax rate	37.7%	32.9%	37.3%	32.2%

Third Quarter of 2015 Compared with Third Quarter of 2014

The following table identifies the components of change in revenues for the third quarter of 2015 compared with the third quarter of 2014:

Revenues
2014	$135,155
Increase (decrease) from:
Unit volume and product mix	24,153
Weston Brands	9,544
Foreign currency	(5,155)
Other	(406)
2015	$163,291

Revenues for the third quarter of 2015 increased 20.8%, or 13.8% excluding the sales from the December 16, 2014 Weston Brands acquisition, compared with the third quarter of 2014. Revenues increased primarily due to increased sales volumes in the U.S. consumer retail market, partially offset by unfavorable foreign currency movements as both the Canadian dollar and Mexican peso weakened against the U.S. dollar.

The following table identifies the components of change in operating profit for the third quarter of 2015 compared with the third quarter of 2014:

Operating Profit
2014	$9,531
Increase (decrease) from:
Gross profit	3,355
Weston Brands	1,286
Selling, general and administrative expenses	(1,672)
Foreign currency	(857)
2015	$11,643

HBB's operating profit increased in the third quarter of 2015 from the third quarter of 2014 due to higher gross profit partially offset by increased selling general and administrative expenses and unfavorable foreign currency movements. The increase in gross profit was mainly attributable to higher sales volumes partially offset by a shift in mix to lower-margin products and an increase in product costs. The higher selling, general and administrative expenses were primarily due to increased employee-related expenses and higher professional and outside service fees, as well as higher advertising costs.

HBB recognized net income of $6.4 million in the third quarter of 2015 compared with net income of $6.0 million in the third quarter of 2014 primarily due to the factors affecting operating profit, partially offset by unfavorable foreign currency movements.

First Nine Months of 2015 Compared with First Nine Months of 2014

The following table identifies the components of change in revenues for the first nine months of 2015 compared with the first nine months of 2014:

Revenues
2014	$354,865
Increase (decrease) from:
Unit volume and product mix	54,242
Weston Brands	17,810
Foreign currency	(9,836)
Other	(999)
2015	$416,082

Revenues for the first nine months of 2015 increased 17.3%, or 12.2% excluding the sales from the December 16, 2014 Weston Brands acquisition, compared with the first nine months of 2014. Revenues increased primarily due to increased sales volumes in the U.S. consumer retail market, partially offset by unfavorable foreign currency movements as both the Canadian dollar and Mexican peso weakened against the U.S. dollar.

The following table identifies the components of change in operating profit for the first nine months of 2015 compared with the first nine months of 2014:

Operating Profit
2014	$12,719
Increase (decrease) from:
Gross profit	6,998
Environmental expense	2,100
Weston Brands	505
Other selling, general and administrative expenses	(3,441)
Foreign currency	(2,170)
2015	$16,711

HBB's operating profit increased in the first nine months of 2015 from the first nine months of 2014 primarily as a result of an increase in gross profit and the absence of an environmental charge partially offset by increased selling general and administrative expenses and unfavorable foreign currency movements. Gross profit improved due to the favorable effect of higher volumes partially offset by sales of lower-margin products, an increase in product costs and an increase in transportation and warehousing costs resulting from the higher volumes. The change in environmental expense is primarily attributable to a $3.3 million charge to increase the liability for environmental investigation and remediation activities at HBB's Picton, Ontario facility, which was partially offset by a $0.8 million receivable related to a third party's commitment to share in anticipated remediation costs at HBB's Southern Pines and Mt. Airy locations, both of which were recognized during the first nine months of 2014.

Weston Brands' operating profit includes certain integration costs, including relocation and employee severance expenses, as well as $1.0 million in amortization expense on acquired intangibles relating to the Weston acquisition.

HBB's net income increased to $8.6 million in the first nine months of 2015 from net income of $7.7 million in the first nine months of 2014 primarily due to the factors affecting operating profit, partially offset by unfavorable foreign currency movements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the nine months ended September 30:

	2015	2014	Change
Operating activities:
Net income	$8,614	$7,717	$897
Depreciation and amortization	3,088	1,587	1,501
Other	(2,964)	3,168	(6,132)
Working capital changes	(13,569)	(7,741)	(5,828)
Net cash (used for) provided by operating activities	(4,831)	4,731	(9,562)

Investing activities:
Expenditures for property, plant and equipment	(3,155)	(2,751)	(404)
Other	3	—	3
Net cash used for investing activities	(3,152)	(2,751)	(401)

Cash flow before financing activities	$(7,983)	$1,980	$(9,963)

Net cash used for operating activities decreased by $9.6 million in the first nine months of 2015 compared with the first nine months of 2014 primarily as a result of a change in other and working capital. The change in other was primarily attributable to the changes in environmental liabilities and deferred income taxes in the first nine months of 2015 compared with the first nine months of 2014. The change in working capital was mainly due to a smaller decrease in accounts receivable and a larger increase in inventory purchases in the first nine months of 2015 compared with 2014. These items were partially offset by a larger increase in accounts payable in the first nine months of 2015 compared with 2014. The changes in accounts receivable and inventory were primarily attributable to higher actual and forecasted sales in the first nine months of 2015 compared with the first nine months of 2014 and the increase in accounts payable was mainly the result of the increase in inventory purchases.

	2015	2014	Change
Financing activities:
Net additions to revolving credit agreement and other	$7,079	$4,094	$2,985
Net cash provided by financing activities	$7,079	$4,094	$2,985

The change in net cash provided by financing activities was mainly the result of an increase in borrowings as HBB required more cash to fund working capital due to higher actual and forecasted sales during the first nine months of 2015 than in the first nine months of 2014.

Financing Activities

HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires in July 2019. The obligations under the HBB Facility are secured by substantially all of HBB's assets. The approximate book value of HBB's assets held as collateral under the HBB Facility was $311.8 million as of September 30, 2015. At September 30, 2015, the borrowing base under the HBB Facility was $110.2 million and borrowings outstanding under the HBB Facility were $60.1 million. At September 30, 2015, the excess availability under the HBB Facility was $50.1 million.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible accounts receivable, inventory and trademarks of the borrowers, as defined in the HBB Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the HBB Facility. A portion of the availability is denominated in Canadian dollars to provide funding to HBB's Canadian subsidiary. Borrowings bear interest at a floating rate, which can be a base rate or LIBOR, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective September 30, 2015, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.50%, respectively. The applicable margins, effective September 30, 2015, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.00% and 1.50%, respectively. The

HBB Facility also required a fee of 0.25% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability. The floating rate of interest applicable to the HBB Facility at September 30, 2015 was 2.45% including the floating rate margin and the effect of interest rate swap agreements discussed below.

To reduce the exposure to changes in the market rate of interest, HBB has entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require HBB to receive a variable interest rate and pay a fixed interest rate. HBB has interest rate swaps with notional values totaling $20.0 million at September 30, 2015 at an average fixed rate of 1.4%.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to NACCO, subject to achieving availability thresholds. Dividends are discretionary to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $25.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At September 30, 2015, HBB was in compliance with all financial covenants in the HBB Facility.

HBB believes funds available from cash on hand at the Company, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the HBB Facility.

Contractual Obligations, Contingent Liabilities and Commitments

In the nine months ended September 30, 2015, there were no significant changes in the total amount of HBB's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 53 in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Capital Expenditures

Expenditures for property, plant and equipment were $3.2 million for the first nine months of 2015 and are estimated to be an additional $2.6 million for the remainder of 2015. These planned capital expenditures are primarily for tooling for new products and improvements to HBB's information technology infrastructure. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

Working capital is significantly affected by the seasonality of HBB's business. The following is a discussion of the changes in HBB's capital structure at September 30, 2015 compared with both September 30, 2014 and December 31, 2014.

September 30, 2015 Compared with September 30, 2014

	SEPTEMBER 30 2015	SEPTEMBER 30 2014	Change
Cash and cash equivalents	$484	$6,060	$(5,576)
Other net tangible assets	100,942	76,099	24,843
Goodwill and intangible assets, net	15,260	—	15,260
Net assets	116,686	82,159	34,527
Total debt	(60,532)	(22,781)	(37,751)
Total equity	$56,154	$59,378	$(3,224)
Debt to total capitalization	52%	28%	24%

Net assets increased $34.5 million from September 30, 2014 primarily due to the acquisition of Weston Brands resulting in $15.3 million of goodwill and intangible assets, net, as well as an increase in other net tangible assets. Other net tangible assets increased $24.8 million from September 30, 2014 mainly as a result of an increase in accounts receivable and inventory partially offset by an increase in accounts payable. The increases in accounts receivable and inventory were primarily attributable to higher actual and forecasted sales in the first nine months of 2015 compared with the first nine months of 2014 and the increase in accounts payable was mainly the result of the increase in inventory purchases.

Total debt increased $37.8 million due to additional borrowings made during the fourth quarter of 2014 to fund the acquisition of Weston Brands and required funding of net working capital.

September 30, 2015 Compared with December 31, 2014

	SEPTEMBER 30 2015	DECEMBER 31 2014	Change
Cash and cash equivalents	$484	$1,442	$(958)
Other net tangible assets	100,942	85,329	15,613
Goodwill and intangible assets, net	15,260	16,295	(1,035)
Net assets	116,686	103,066	13,620
Total debt	(60,532)	(53,453)	(7,079)
Total equity	$56,154	$49,613	$6,541
Debt to total capitalization	52%	52%	—%

Other net tangible assets increased $15.6 million from December 31, 2014 primarily due to a significant increase in inventory partially offset by an increase in accounts payable and a decrease in accounts receivable during the first nine months of 2015. The changes in inventory, accounts payable and accounts receivable were primarily attributable to the seasonality of the business.

Total debt increased $7.1 million mainly as a result of the seasonality of the business and the required funding of operations during the first nine months of 2015.

OUTLOOK

Uneven consumer traffic to retail locations is creating continued uncertainty about the ongoing growth prospects for the U.S. retail market for small appliances. HBB's target consumer, the middle-market consumer, continues to experience financial pressures and shifting spending patterns. As a result, sales volumes in the middle-market portion of the U.S. small kitchen appliance market in which HBB's core brands participate are projected to decline modestly in the fourth quarter of 2015 compared with the fourth quarter of 2014. Hunting, gardening and food enthusiast markets are expected to generate increased demand over time in the categories in which HBB's new subsidiary, Weston Brands, participates.  The Canadian retail market is expected to continue to experience difficulty as the Canadian economy continues to struggle. Other international and commercial product markets in which HBB participates are anticipated to grow moderately in the fourth quarter of 2015.

In spite of current market conditions, HBB expects consolidated sales volumes in the fourth quarter of 2015 to increase compared with the fourth quarter of 2014. HBB's international and commercial product sales volumes are expected to increase during the fourth quarter of 2015 compared with the same period in 2014 as a result of the company's strategic initiatives. While the company believes there are a number of placement opportunities that can be secured going forward for the Weston-branded business, the lower-margin, private-label business is expected to experience reduced distribution as a result of fewer placements at a large customer account.

HBB continues to focus on strengthening its North American consumer market position through product innovation, promotions, increased placements and branding programs, together with higher levels of advertising for the company's highly successful and innovative product lines and its new line of Weston products. HBB expects to expand its FlexBrewTM coffee maker and Hamilton Beach® Breakfast Sandwich Maker lines by offering products with a broader range of features. The company is continuing to introduce other new, innovative products, as well as upgrades to certain existing products in several small appliance categories and in its growing global commercial business. HBB expects the commercial business to benefit from broadening the distribution of several newer products, including the FuryTM and EclipseTM high-performance blenders and the Blend-in-Cup mixer. Finally, HBB's new Jamba®-branded and Wolf Gourmet® -branded products, both of which entered the market in the first half of 2015, are expected to expand and gain market position during the fourth quarter of 2015 and in 2016. Specifically, HBB secured its lead distribution partners for the Wolf Gourmet® -branded products in the first half of the year, and, with this distribution in place, volumes for these products are gaining traction in the market and are expected to build gradually in the fourth quarter and in 2016. These products, as well as other new product introductions in the pipeline for the balance of 2015 and 2016, and the broad line of Weston products, are expected to enhance both revenues and operating profit.

As a result of new products and the execution of the company's strategic initiatives, HBB expects an increase in revenues in the fourth quarter of 2015 compared with the fourth quarter of 2014, provided consumer spending is at expected fourth quarter levels. Due to the seasonality of the Weston business, HBB expects Weston's revenues to be significantly higher in total for the second half of 2015 than in the first half of the year. HBB expects fourth quarter 2015 operating profit to be comparable to the fourth quarter of 2014. The benefits from the anticipated increase in sales volumes and revenues, along with recognition of a full quarter of Weston's operating profit and related synergies from the acquisition, are expected to be fully offset by unfavorable foreign currency movements, increased advertising costs and higher transportation and warehousing costs from the increased sales volumes. HBB continues to monitor both currency effects and commodity costs closely and intends to continue to adjust product prices and product placements, as market conditions permit. Fourth-quarter 2015 net income is expected to be lower than in the fourth quarter of 2014 primarily as a result of the absence of $1.6 million of discrete tax benefits realized in 2014.

Excluding the cash paid for Weston in 2014, HBB expects cash flow before financing activities in 2015, including expected capital expenditures of $2.6 million in the fourth quarter, to be higher than 2014.

In 2016, the consumer retail market for small kitchen appliances is expected to be comparable to down slightly from 2015. However, the hunting, gardening and food enthusiast markets, as well as HBB's international markets are expected to grow moderately. Overall HBB's sales volumes, revenues and net income are expected to increase in 2016 compared with 2015 due to enhanced distribution and increased higher-margin product placements resulting from the execution of the company's strategic initiatives, partially offset by the costs to implement these initiatives, increased advertising costs, modest increases in distribution costs and unfavorable foreign currency movements. Cash flow before financing activities in 2016 is also expected to be slightly higher than 2015.

Longer term, HBB will work to improve return on sales through economies of scale derived from market growth and its five strategic volume growth initiatives: (1) enhancing its placements in the North American consumer business through consumer-driven innovative products and strong sales and marketing support, (2) enhancing internet sales by providing best-in-class retailer support and increased consumer content and engagement, (3) participating in the "only-the-best" market with a strong brand and broad product line, including investing in new products to be sold under the Jamba®, Wolf Gourmet® and Weston brand names, (4) expanding internationally in the emerging Asian and Latin American markets by increasing product offerings and expanding its distribution channels and sales and marketing capabilities, and (5) achieving global Commercial market leadership through a commitment to an enhanced global product line for chains and distributors serving the global food service and hospitality markets. HBB expects to make continued progress in the execution of its strategic initiatives in the fourth quarter of 2015 and in 2016.

THE KITCHEN COLLECTION, LLC

KC is a national specialty retailer of kitchenware in outlet and traditional malls throughout the United States. KC's business is seasonal, and a majority of its revenues and operating profit is typically earned in the second half of the year when sales of kitchenware to consumers increase significantly for the fall holiday selling season.

FINANCIAL REVIEW

The results of operations for KC were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2015	2014	2015	2014
Revenues	$34,708	$37,551	$94,457	$107,231
Operating loss	$(843)	$(1,429)	$(6,860)	$(12,198)
Interest expense	$40	$90	$85	$270
Other expense, net	$21	$16	$68	$50
Net loss	$(550)	$(966)	$(4,290)	$(7,656)
Effective income tax rate	39.2%	37.1%	38.8%	38.8%

Third Quarter of 2015 Compared with Third Quarter of 2014

The following table identifies the components of change in revenues for the third quarter of 2015 compared with the third quarter of 2014:

Revenues
2014	$37,551
Increase (decrease) from:
Le Gourmet Chef ("LGC") closed stores	(1,957)
KC closed stores	(1,404)
KC comparable stores	(280)
Other	(194)
KC new store sales	992
2015	$34,708

Revenues for the third quarter of 2015 decreased compared with the third quarter of 2014 primarily due to the loss of sales from closing unprofitable LGC and KC stores since September 30, 2014 partially offset by an increase in sales at newly opened KC stores.

At September 30, 2015, KC operated a total of 224 stores compared with 253 stores at September 30, 2014 and 248 stores at December 31, 2014.

The following table identifies the components of change in operating loss for the third quarter of 2015 compared with the third quarter of 2014:

Operating Loss
2014	$(1,429)
(Increase) decrease from:
KC comparable stores	258
KC closed stores	152
Other	132
LGC closed stores	126
KC new stores	50
Selling, general and administrative expenses	(132)
2015	$(843)

KC recognized a lower operating loss in the third quarter of 2015 compared with the third quarter of 2014 primarily as a result of improvements in KC comparable store operating margins and closing unprofitable KC and LGC stores since September 30, 2014.

KC reported a net loss of $0.6 million in the third quarter of 2015 compared with a net loss of $1.0 million in the third quarter of 2014 primarily due to the factors affecting the operating loss.

First Nine Months of 2015 Compared with First Nine Months of 2014

The following table identifies the components of change in revenues for the first nine months of 2015 compared with the first nine months of 2014:

Revenues
2014	$107,231
Increase (decrease) from:
LGC closed stores	(8,089)
KC closed stores	(7,171)
KC comparable store sales	(935)
Other	(353)
KC new store sales	3,774
2015	$94,457

Revenues decreased for the first nine months of 2015 compared with the first nine months of 2014. The decrease was primarily the result of the loss of sales from closing unprofitable LGC and KC stores since September 30, 2014 partially offset by an increase in sales at newly opened KC stores.

The following table identifies the components of change in operating loss for the first nine months of 2015 compared with the first nine months of 2014:

Operating Loss
2014	$(12,198)
(Increase) decrease from:
KC comparable stores	2,427
LGC closed stores	1,383
KC closed stores	1,228
Other	394
KC new stores	22
Selling, general and administrative expenses	(116)
2015	$(6,860)

KC recognized a lower operating loss in the first nine months of 2015 compared with the first nine months of 2014 primarily as a result of improvements in KC comparable store operating margins and closing unprofitable LGC and KC stores since September 30, 2014. Comparable store operating margins improved due to fewer promotional sales and mark-downs, a shift in mix to higher-margin products and a reduction in store expenses.

KC reported a net loss of $4.3 million in the first nine months of 2015 compared with a net loss of $7.7 million in the first nine months of 2014 primarily due to the factors affecting the operating loss.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the nine months ended September 30:

	2015	2014	Change
Operating activities:
Net loss	$(4,290)	$(7,656)	$3,366
Depreciation and amortization	1,146	1,561	(415)
Other	415	(509)	924
Working capital changes	(2,495)	(3,303)	808
Net cash used for operating activities	(5,224)	(9,907)	4,683

Investing activities:
Expenditures for property, plant and equipment	(1,173)	(1,038)	(135)
Other	37	388	(351)
Net cash used for investing activities	(1,136)	(650)	(486)

Cash flow before financing activities	$(6,360)	$(10,557)	$4,197

Net cash used for operating activities decreased $4.7 million in the first nine months of 2015 compared with the first nine months of 2014 primarily due to a decrease in the net loss.

	2015	2014	Change
Financing activities:
Net additions to revolving credit agreement	$1,325	$10,564	$(9,239)
Other	(15)	(15)	—
Net cash provided by financing activities	$1,310	$10,549	$(9,239)

The reduction in net cash provided by financing activities was the result of a decrease in borrowings as KC required less cash for working capital during the first nine months of 2015 compared with the first nine months of 2014.

Financing Activities

KC has a $25.0 million secured revolving line of credit that expires in September 2019 (the “KC Facility”). The obligations under the KC Facility are secured by substantially all of the assets of KC. The approximate book value of KC's assets collateralized under the KC Facility was $49.2 million as of September 30, 2015. At September 30, 2015, the borrowing base under the KC Facility was $21.2 million and borrowings outstanding under the KC Facility were $1.3 million. At September 30, 2015, the excess availability under the KC Facility was $19.8 million.

The maximum availability under the KC Facility is derived from a borrowing base formula using KC's eligible inventory and eligible credit card accounts receivable, as defined in the KC Facility. Borrowings bear interest at a floating rate plus a margin based on the excess availability under the agreement, as defined in the KC Facility, which can be either a base rate plus a margin of 1.00% or LIBOR plus a margin of 2.00% as of September 30, 2015. The KC Facility also requires a commitment fee of 0.32% per annum on the unused commitment. The floating rate of interest applicable to the KC Facility at September 30, 2015 was 4.25% including the floating rate margin.

The KC Facility allows for the payment of dividends to NACCO, subject to certain restrictions based on availability and meeting a fixed charge coverage ratio as described in the KC Facility. Dividends are limited to (i) $6.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $7.5 million after giving effect to such payment and maintaining a minimum fixed charge coverage ratio of 1.1 to 1.0, as defined in the KC Facility; (ii) $2.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $7.5 million after giving effect to such payment and (iii) in such amounts as determined by KC, so long as KC has excess availability under the KC Facility of $15.0 million after giving effect to such payment. At September 30, 2015, KC was in compliance with all financial covenants in the KC Facility.

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

Capital Expenditures

Expenditures for property, plant and equipment were $1.2 million for the first nine months of 2015 and are estimated to be an additional $0.5 million for the remainder of 2015. These planned capital expenditures are primarily for fixtures and equipment at new or existing stores and improvements to KC's information technology infrastructure. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

Working capital is significantly affected by the seasonality of KC's business. The following is a discussion of the changes in KC's capital structure at September 30, 2015 compared with both September 30, 2014 and December 31, 2014.

September 30, 2015 Compared with September 30, 2014

	SEPTEMBER 30 2015	SEPTEMBER 30 2014	Change
Cash and cash equivalents	$484	$773	$(289)
Other net tangible assets	28,722	40,367	(11,645)
Net assets	29,206	41,140	(11,934)
Total debt	(1,326)	(12,024)	10,698
Total equity	$27,880	$29,116	$(1,236)
Debt to total capitalization	5%	29%	(24)%

The $11.6 million decrease in other net tangible assets at September 30, 2015 compared with September 30, 2014 was mainly due to a significant reduction in inventory primarily from the decrease in the number of stores open at September 30, 2015 compared with September 30, 2014. The decrease in other net tangible assets was also the result of a decrease in intercompany tax receivables.

KC required less cash for working capital, mainly due to the reduction in the number of stores, which resulted in a $10.7 million reduction in borrowings at September 30, 2015 compared with September 30, 2014.

September 30, 2015 Compared with December 31, 2014

	SEPTEMBER 30 2015	DECEMBER 31 2014	Change
Cash and cash equivalents	$484	$5,534	$(5,050)
Other net tangible assets	28,722	26,636	2,086
Net assets	29,206	32,170	(2,964)
Total debt	(1,326)	—	(1,326)
Total equity	$27,880	$32,170	$(4,290)
Debt to total capitalization	5%	(a)	(a)
(a)Debt to total capitalization is not meaningful.

Other net tangible assets increased $2.1 million at September 30, 2015 compared with December 31, 2014 primarily as a result of an increase in inventory and a decrease in sales tax payable, which were both due to the seasonality of the business, partially offset by a decrease in intercompany tax receivables.

OUTLOOK

The overall retail market has experienced lower consumer traffic and demand patterns at certain mall locations during 2015 - trends that are expected to continue in the fourth quarter of 2015 and in 2016. KC's target customer is the middle-market consumer interested in housewares and small appliances. Financial pressures and a shift in the spending patterns of this target consumer group have resulted in relatively flat sales trends in these categories over the last few years. These factors and uncertain economic conditions are expected to continue to limit target consumer spending on housewares and small appliances at its mall locations. As a result, KC expects continued market softness in the fourth quarter of 2015 and in 2016. Given this market environment, KC has realigned its business by closing 30 underperforming stores and only opening six new stores during the first nine months of 2015, leaving a smaller number of core Kitchen Collection® outlet stores which are expected to perform with acceptable profitability. KC expects to open an additional seven outlet stores during the fourth quarter of 2015. In total, fewer stores will be open during the fourth quarter than a year ago, which is expected to result in lower fourth-quarter 2015 revenues compared with the fourth quarter of 2014.

Despite substantially lower sales volumes, KC expects a significant improvement in operating profit in the fourth quarter of 2015 compared with the fourth quarter of 2014, largely due to the absence of charges totaling $2.8 million pre-tax recorded in the fourth quarter of 2014 related to realigning the business. The improvement in profitability per store is primarily the result of closing underperforming and loss-generating stores early in 2015 and reducing the company's expense structure. The anticipated improved fourth quarter results are also expected to contribute to roughly break-even operating profit for full year 2015. Cash flow before financing activities for the 2015 full year is expected to be positive again, but down from the level generated in 2014. Capital expenditures are expected to be $0.5 million in the fourth quarter of 2015.

Despite continued market weakness, KC anticipates 2016 revenues to increase marginally compared with 2015. The company expects an increase in revenues as it adds stores cautiously in optimum locations in strong outlet malls. As a result of the anticipated increase in revenues and the comprehensive realignment actions taken during 2014 and 2015, KC anticipates it may return to profitability in 2016. In addition, KC believes its remaining stores are well-positioned to allow the company to continue to be profitable in the current challenging environment and be prepared to take advantage of any future market rebound. Cash flow before financing activities is expected to be positive in 2016 but substantially lower than 2015.

Longer term, KC plans to continue to focus on comparable store sales growth around a solid core store portfolio. KC expects to accomplish this by enhancing sales volume and profitability through continued refinement of its formats and ongoing review of specific product offerings, merchandise mix, store displays and appearance, while continuing to improve inventory efficiency. Increasing sales of higher-margin products will also continue to be a key focus, as well as continuing to evaluate and, as lease contracts permit, close or restructure leases for underperforming and loss-generating stores.

NACCO AND OTHER

NACCO and Other includes the parent company operations and Bellaire.

FINANCIAL REVIEW

Operating Results

The results of operations at NACCO and Other were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2015	2014	2015	2014
Revenues	$—	$—	$—	$—
Operating loss	$(1,142)	$(1,073)	$(3,267)	$(4,429)
Other expense	$123	$216	$796	$765
Net loss	$(774)	$(906)	$(2,710)	$(3,776)

Third Quarter of 2015 Compared with Third Quarter of 2014 and First Nine Months of 2015 Compared with First Nine Months of 2014

The increase in the operating loss in the third quarter of 2015 compared with the third quarter of 2014 was primarily due to a decrease in management fees charged to the subsidiaries partially offset by a reduction in professional fees.

The decrease in the operating loss in the first nine months of 2015 compared with the first nine months of 2014 was primarily due to higher employee-related expenses in 2014 partially offset by a decrease in management fees charged to the subsidiaries.
The increased employee-related expenses was primarily attributable to a $1.1 million charge in the second quarter of 2014 for the correction of an error related to the estimated liabilities on certain frozen retirement plans. See Note 11 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for further discussion of this error.

The change in net loss for both the three and nine months ended September 30, 2015 compared with the 2014 comparable periods was primarily due to the factors affecting operating loss.

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

Following are the parent company management fees included in each subsidiary's selling, general and administrative expenses for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2015	2014	2015	2014
NACoal	$950	$1,104	$2,457	$3,103
HBB	$928	$914	$2,905	$2,742
KC	$67	$65	$202	$195

Stock Repurchase Program
See Item 2, Note 4 and Note 13 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for a discussion of the Company's stock repurchase program.

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

Capital Structure

NACCO's consolidated capital structure is presented below:

	SEPTEMBER 30 2015	DECEMBER 31 2014	Change
Cash and cash equivalents	$11,847	$61,135	$(49,288)
Other net tangible assets	298,493	346,703	(48,210)
Goodwill and intangible assets, net	63,903	67,074	(3,171)
Net assets	374,243	474,912	(100,669)
Total debt	(174,003)	(247,898)	73,895
Bellaire closed mine obligations, net of tax	(15,496)	(15,540)	44
Total equity	$184,744	$211,474	$(26,730)
Debt to total capitalization	49%	54%	(5)%

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

NACoal: (1) changes in tax laws or regulatory requirements, including changes in mining or power plant emission regulations and health, safety or environmental legislation, (2) additional charges to be incurred in connection with or as a result of the decision to cease operations at Centennial, (3) changes in costs related to geological conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (4) regulatory actions, changes in mining permit requirements or delays in obtaining mining permits that could affect deliveries to customers, (5) weather conditions, extended power plant outages, utility dispatch decisions on the basis of cost or regulatory compliance criteria which may result in the utilization of electric generating units other than generating units supplied by NACoal, or other events that would change the level of customers' coal or limerock requirements, (6) weather or equipment problems that could affect deliveries to customers, (7) changes in the power industry that would affect demand for NACoal's reserves, (8) uncertainties associated with the wind down of the Centennial operation, including the market demand and price for Centennial's equipment, coal inventory and reserves and the timing and cost of final mine reclamation activities, (9) changes in the costs to reclaim NACoal mining areas and the required timing of such reclamation activities, (10) costs to pursue and develop new mining and other business development opportunities, (11) changes or termination of a long-term mining contract, or a customer default under a contract and (12) increased competition, including consolidation within the industry.

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

The fair value of the Company's interest rate swap agreements was a net payable of $1.8 million at September 30, 2015. A hypothetical 10% change in interest rates would not cause a material change in the fair value of the interest rate swap agreements at September 30, 2015 and, assuming no changes in the Company's financial structure as it stands, would not have a material effect on annual interest expense.

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
HBB uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts generally mature within twelve months and require HBB to buy or sell the functional currency in which the applicable subsidiary operates and buy or sell U.S. dollars at rates agreed to at the inception of the contracts. The fair value of these contracts was a net receivable of $0.4 million at September 30, 2015.

For purposes of risk analysis, the Company uses sensitivity analyses to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. Assuming a hypothetical 10% weakening of the U.S. dollar compared with other foreign currencies at September 30, 2015, the fair value of foreign currency-sensitive financial instruments, which primarily represent forward foreign currency exchange contracts, would not cause a material change in the fair value of the contracts at September 30, 2015. It is important to note that the change in fair value indicated in this sensitivity analysis would be somewhat offset by changes in the fair value of the underlying receivables and payables, which would not be material.

COMMODITY PRICE RISK
The Company uses certain commodities, including steel and diesel fuel, in the normal course of its mining processes. As such, the cost of operations is subject to variability as the market for these commodities changes. The Company monitors this risk and utilizes forward purchase contracts to manage a portion of NACoal's exposure related to diesel fuel volatility. There have been no material changes in the Company's commodity price risk during the third quarter of 2015.

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

Changes in internal control over financial reporting: During the third quarter of 2015, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company acquired Weston Brands on December 16, 2014, and is currently in the process of integrating Weston Brands' operations, processes and internal controls.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
None.

Item 1A    Risk Factors
The specific risk factor set forth below was included within risk factors in the Company's Annual Report on
Form 10-K and has been updated to provide information as of September 30, 2015. There have been no other material changes  to the risk factors for HBB, KC, NACoal or General from the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

The Clean Air Act (“CAA”) and Clean Power Plan (“CPP”) requirements affecting coal consumption could increase mining expenses and reduce the demand for coal.

The process of burning coal can cause many compounds and impurities in the coal to be released into the air, including sulfur dioxide, nitrogen oxides, mercury, particulates and other matter. The CAA and the corresponding state laws that extensively regulate the emissions of materials into the air affect coal mining operations both directly and indirectly. Direct impacts on coal mining operations occur through CAA permitting requirements and/or emission control requirements relating to air contaminants, especially particulate matter. Indirect impacts on coal mining operations occur through regulation of the air emissions of sulfur dioxide, nitrogen oxides, mercury, particulate matter and other compounds emitted by coal-fired power plants. The U.S. Environmental Protection Agency (the “EPA”) has promulgated or proposed regulations that impose tighter emission restrictions in a number of areas, some of which are currently subject to litigation. The general effect of tighter restrictions could be to reduce demand for coal. Any reduction in coal’s share of the capacity for power generation could have a material adverse effect on the Company’s business, financial condition and results of operations.

States are required to submit to the EPA revisions to their state implementation plans ("SIPs") that demonstrate the manner in which the states will attain national ambient air quality standards ("NAAQS") every time a NAAQS is issued or revised by the EPA. The EPA has adopted NAAQS for several pollutants, which continue to be reviewed periodically for revisions. When the EPA adopts new, more stringent NAAQS for a pollutant, some states have to change their existing SIPs. If a state fails to revise its SIP and obtain EPA approval, the EPA may adopt regulations to effect the revision. Coal mining operations and coal-fired power plants that emit particulate matter or other specified material are, therefore, affected by changes in the SIPs. Through this process over the last few years, the EPA has reduced the NAAQS for particulate matter, ozone, and nitrogen oxides. NACoal’s coal mining operations and power generation customers may be directly affected when the revisions to the SIPs are made and incorporate new NAAQS for sulfur dioxide, nitrogen oxides, ozone and particulate matter. In response to a court remand of earlier rules to control the regional dispersion of sulfur dioxide and nitrogen oxides from coal-fired power plants and their impacts of downwind NAAQS areas, in mid-2011, the EPA finalized the Cross-State Air Pollution Rule ("CSAPR") to address interstate transport of pollutants. This affects states in the eastern half of the U.S. and Texas. This rule imposes additional emission restrictions on coal-fired power plants to attain ozone and fine particulate NAAQS. On August 21, 2012, the U.S. Court of Appeals stuck down the CSAPR rule, effectively eliminating the new additional emission restrictions. The EPA subsequently appealed to the U.S. Supreme Court, which overturned the lower court ruling on April 29, 2014. EPA began implementation of the rule January 1, 2015. Some questions regarding the rule remain unresolved and additional litigation is pending.

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

Under the CAA, new and modified sources of air pollution must meet certain new source standards (the “New Source Review Program”). In the late 1990s, the EPA filed lawsuits against owners of many coal-fired power plants in the eastern U.S. alleging that the owners performed non-routine maintenance, causing increased emissions that should have triggered the application of these new source standards. Some of these lawsuits have been settled with the owners agreeing to install additional emission control devices in their coal-fired power plants. The remaining litigation and the uncertainty around the New Source Review Program rules could adversely impact demand for coal. Regardless of the outcome of litigation on either rule, stricter controls on emissions of sulfur dioxide, nitrogen oxide and mercury are likely. Any such controls may have an adverse impact on the demand for coal, which may have a material adverse effect on the Company’s business, financial condition or results of operations.

Under the CAA, the EPA also adopts national emission standards for hazardous air pollutants. In December 2011, the EPA adopted a final rule called the Mercury and Air Toxics Standard (“MATS”), which applies to new and existing coal-fired and oil-fired units. This rule requires mercury emission reductions in fine particulates, which are being regulated as a surrogate for certain metals. In Michigan vs. Environmental Protection Agency, the U.S. Circuit Court of Appeals for the District of Columbia affirmed MATS, and that ruling was appealed. On June 29, 2015, the U.S. Supreme Court remanded the rule back to the Circuit Court, directing it to address deficiencies in the EPA’s MATS cost-benefit analysis.

NACoal’s power generation customers must incur substantial costs to control emissions to meet all of the CAA requirements, including the requirements under MATS and the EPA's regional haze program. These costs could raise the price of coal-generated electricity, making coal-fired power less competitive with other sources of electricity, thereby reducing demand for coal. In addition, NACoal's power generation customers may choose to close coal-fired generation units or to postpone or cancel plans to add new capacity, in light of these costs and the limited time available for compliance with the requirements and the prospects of the imposition of additional future requirements on emissions from coal-fired units. If NACoal's customers cannot offset the cost to control certain regulated pollutant emissions by lowering the costs of delivery of its coal on an energy equivalent basis or if NACoal's customers elect to close coal-fired units, the Company’s business, financial condition and results of operations could be materially adversely affected.

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

The U.S. Congress continues to consider a variety of proposals to reduce GHG emissions from the combustion of coal and other fuels. These proposals include emission taxes, emission reductions, including “cap-and-trade” programs, and mandates or incentives to generate electricity by using renewable resources, such as wind or solar power. Some states have established programs to reduce GHG emissions. Further, governmental agencies have been providing grants or other financial incentives to entities developing or selling alternative energy sources with lower levels of GHG emissions, which may lead to more competition from those entities.

The EPA has begun to establish a GHG regulation program under the CAA by issuing a finding that the emission of six GHGs, including carbon dioxide and methane, may reasonably be anticipated to endanger public health and welfare. On June 26, 2012 the U.S. Court of Appeals - DC Circuit upheld this finding. Based on this finding, in 2012 the EPA published a New Source Performance Standard for greenhouse gases, emitted from future new power plants. This was withdrawn and subsequently reissued in January 2014. On June 2, 2014, the EPA proposed new regulations limiting carbon dioxide emissions from existing power plants. On June 18, 2014, the EPA also issued a proposed carbon dioxide emission regulation for reconstructed and modified power plants, which addresses carbon dioxide emissions limits for power plants subsequent to modification. On August 3, 2015, President Obama and the EPA announced the CPP, which includes final emission guidelines for States to follow in developing plans to reduce GHG emissions from existing fossil fuel-fired electric generating units ("EGUs") as well as limits on GHG emission rates for new, modified and reconstructed EGUs. Under the CPP, nationwide carbon dioxide emissions would be reduced by 32% from 2005 levels by 2030 with emissions reductions scheduled to be phased in between 2022 and 2030. The EPA is requiring states to frame initial SIPs by September 6, 2016, and is allowing states two additional years to submit final SIPs, if justified (to be submitted by September 6, 2018). Enactment of laws and passage of regulations regarding GHG emissions by the U.S. or some of its states or other actions to limit carbon dioxide emissions, such as opposition by environmental groups to expansion or modification of coal-fired power plants, could result in electric generators reducing generation or closing coal-fired power plants and/or switching from coal to other fuel sources and could have a materially adverse effect on NACoal’s business, financial condition and results of operations.

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

Significant public opposition has also been raised with respect to the proposed construction of certain new coal-fueled EGUs due to the potential for increased air emissions. Such opposition, as well as any corporate or investor policies against coal-fired EGUs could also reduce the demand for NACoal’s coal. Further, policies limiting available financing for the development of new coal-fueled EGUs could adversely impact the global demand for coal in the future. The potential impact on NACoal of future laws, regulations or other policies or circumstances will depend upon the degree to which any such laws, regulations or other policies or circumstances force electricity generators to diminish their reliance on coal as a fuel source. In view of the significant uncertainty surrounding each of these factors, it is not possible for us to predict reasonably the impact that any such laws, regulations or other policies may have on NACoal’s business, financial condition and results of operations. However, such impacts could have a material adverse effect on NACoal’s business, financial condition and results of operations.

NACoal has obtained all necessary permits under the CAA at all of its coal mining operations where it is responsible for permitting.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (1)
Month #1 (July 1 to 31, 2015)	27,264	$59.44	27,264	$6,379,593
Month #2 (August 1 to 31, 2015)	38,812	$52.43	38,812	$4,344,513
Month #3 (September 1 to 30, 2015)	68,110	$52.61	68,110	$761,376
Total	134,186	$53.95	134,186	$761,376

(1) On November 12, 2013, the Company's Board of Directors approved a stock repurchase program (the "2013 Stock Repurchase Program") providing for the purchase of up to $60 million of the Company's Class A Common Stock outstanding through December 31, 2015. The timing and amount of any repurchases under the 2013 Stock Repurchase Program are determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives and market conditions for the Company's Class A Common Stock. The 2013 Stock Repurchase Program does not require the Company to acquire any specific number of shares. It may be modified, suspended, extended or terminated by the Company at any time without prior notice and may be executed through open market purchases, privately negotiated transactions or otherwise. All or part of the repurchases under the 2013 Stock Repurchase Program may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so. As of September 30, 2015, the Company had repurchased $59.2 million of Class A Common Stock under the 2013 Stock Repurchase Program.

Item 3    Defaults Upon Senior Securities
None.

Item 4    Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 filed with this Quarterly Report on Form 10-Q for the period ended September 30, 2015.

Item 5    Other Information
None.

Item 6    Exhibits
Incorporated by reference to the Exhibit Index on page 44 of this Quarterly Report on Form 10-Q for the period ended September 30, 2015.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NACCO Industries, Inc. (Registrant)
Date:	November 3, 2015	/s/ Elizabeth I. Loveman
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