Form 10-K
period 2015-12-31
NACCO INDUSTRIES INC
filed 2016-03-02
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
     YES ☐    NO ☑
Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of June 30, 2015 (the last business day of the registrant's most recently completed second fiscal quarter): $266,826,629
Number of shares of Class A Common Stock outstanding at February 26, 2016: 5,303,607
Number of shares of Class B Common Stock outstanding at February 26, 2016: 1,571,552
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2016 annual meeting of stockholders are incorporated herein by reference in Part III of this Form 10-K.

NACCO INDUSTRIES, INC.

2

PART I
Item 1. BUSINESS
General
NACCO Industries, Inc. (“NACCO” or the “Company”) is a holding company with the following principal businesses: mining, small appliances and specialty retail.
(a)North American Coal. The Company’s wholly owned subsidiary, The North American Coal Corporation and its affiliated companies (collectively, “NACoal”), mine coal primarily for use in power generation and provide selected value-added mining services for other natural resources companies.
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
NACCO was incorporated as a Delaware corporation in 1986 in connection with the formation of a holding company structure for a predecessor corporation organized in 1913. As of December 31, 2015, the Company and its subsidiaries had approximately 3,600 employees, including approximately 1,550 employees at the Company’s unconsolidated mines.
The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports available, free of charge, through its website, www.nacco.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).
Significant Events

During the fourth quarter of 2015, Bisti Fuels Company, LLC ("Bisti"), a wholly owned subsidiary of NACoal, entered into a 15-year, cost-plus contract mining agreement with Navajo Transitional Energy Company, LLC ("NTEC"). Under the agreement, Bisti will act as NTEC's contract miner at NTEC's Navajo Mine, a surface coal mine located within the Navajo Nation near Fruitland, San Juan County, New Mexico. Production is expected to be between 5.0 million to 6.0 million tons of coal per year. Pursuant to a separate agreement, NTEC will sell and deliver that coal to the third-party owners of the nearby Four Corners Generating Station. Similar to most of NACoal's other agreements, the agreement between Bisti and NTEC is a cost-plus arrangement, under which NTEC will reimburse Bisti for all operating costs of the mine and pay NACoal an agreed fee per Btu of heating value delivered. The agreement consists of a transition period and a production period. During the transition period, which commenced on January 1, 2016, Bisti will transition into the contract miner role. The production period is scheduled to commence when NTEC completes a pending commercial transaction with the existing contract miner, which is expected to occur during the second half of 2016.

On July 31, 2015, NACoal's management and Board of Directors approved cessation of coal production at its Centennial Natural Resources, LLC ("Centennial") mines in Alabama. NACoal ceased coal production at Centennial during the fourth quarter of 2015. The decision was made as a result of worsening conditions in the Alabama and global coal markets and the adverse effect regulatory changes have had on Centennial’s business.

During the fourth quarter of 2014, NACoal determined that indicators of impairment existed at Centennial and, as a result, reviewed Centennial's long-lived assets for impairment. NACoal recorded a non-cash, asset impairment charge of $105.1 million in 2014 for Centennial's long-lived asset group.

During 2014, NACoal recognized a gain of $3.5 million from the sale of assets to Mississippi Power Company and an unrelated gain of $2.2 million from the sale of land.

In 2013, NACoal concluded during its annual assessment for impairment of goodwill that the goodwill within the Centennial reporting unit was fully impaired and, as a result, recorded a $4.0 million non-cash, goodwill impairment charge during the fourth quarter.
On December 16, 2014, HBB acquired Weston Products, LLC, which HBB refers to as Weston Brands, in exchange for cash consideration of $25.4 million, of which $25.0 million was paid at closing in 2014. As a result of the 2014 Weston Brands acquisition, HBB now markets a range of game and garden food processing equipment including, but not limited to, meat grinders, bag sealers, dehydrators and meat slicers under the Weston® brand as well as several private label brands. The results of Weston Brands operations have been included in the Company's Consolidated Financial Statements since December 16, 2014.

During 2015, HBB entered the "only-the-best" product market and began selling Wolf Gourmet® and Jamba® branded products under licensing agreements with Sub-Zero Group, Inc. and Jamba Juice Company, respectively.

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

In November 2013, NACCO announced a $60 million stock repurchase program. During 2015, the Company completed the stock repurchase program with total repurchases of approximately 1,122,900 shares of Class A common stock. Under a previous stock repurchase program, which was in place from November 2011 to November 2013, the Company repurchased an additional 624,000 shares of Class A common stock for an aggregate purchase price of $35.6 million.

A. North American Coal
General
NACoal mines coal primarily for use in power generation and provides selected value-added mining services for other natural resources companies. Coal is surface mined from NACoal's developed mines in North Dakota, Texas, Mississippi and Louisiana. When Bisti commences mining coal for NTEC, it will be surface mined on the Navajo Nation in New Mexico. Total coal reserves approximate 2.0 billion tons (including the unconsolidated mining operations) with approximately 1.1 billion tons committed to customers pursuant to long-term contracts. NACoal has two consolidated mining operations: Mississippi Lignite Mining Company (“MLMC”) and Centennial. Centennial ceased coal production in the fourth quarter of 2015. NACoal also provides dragline mining services for independently owned limerock quarries in Florida. NACoal has the following wholly owned unconsolidated subsidiaries: The Coteau Properties Company (“Coteau”), The Falkirk Mining Company (“Falkirk”), The Sabine Mining Company (“Sabine”), Demery Resources Company, LLC (“Demery”), Caddo Creek Resources Company, LLC (“Caddo Creek”), Coyote Creek Mining Company, LLC (“Coyote Creek”), Camino Real Fuels, LLC (“Camino Real”), Liberty Fuels Company, LLC (“Liberty”), Bisti and NoDak Energy Services, LLC ("NoDak").

The unconsolidated subsidiaries, with the exception of NoDak, were formed to develop, construct and/or operate surface coal mines under long-term contracts and are capitalized primarily with debt financing provided by or supported by their respective customers, and without recourse to NACCO and NACoal. The contracts with the customers of the unconsolidated subsidiaries provide for reimbursement to the company at a price based on actual costs plus an agreed pre-tax profit per ton of coal sold or actual costs plus a management fee. The fees earned at each mine adjust over time in line with various indices which reflect general inflation rates.

Coteau, Falkirk, Sabine, Liberty and Coyote supply or will supply lignite coal for power generation. Demery and Caddo Creek supply lignite coal for the production of activated carbon. Camino Real supplies sub-bituminous coal for power generation. Bisti will supply sub-bituminous coal for power generation. NoDak operates and maintains a coal processing facility.

Coteau, Falkirk and Sabine were developed between 1974 and 1984. Demery commenced delivering coal in 2012 and anticipates achieving full production levels in 2017. Caddo Creek commenced delivering coal in late 2014. Camino Real commenced delivering coal in October 2015, and expects to mine approximately 2.5 million to 2.7 million tons of coal annually when at full production.

Liberty commenced production in 2013 but did not deliver any coal for power generation in 2015. Production levels at Liberty are expected to increase gradually beginning in 2016 and build to full production of approximately 4.6 million tons of coal annually beginning in 2023, although the timing of future deliveries will be affected by when the Kemper County Energy Facility is commissioned.

Coyote Creek is developing a mine in Mercer County, North Dakota, from which it expects to deliver approximately 2.5 million tons of coal annually beginning in mid-2016.

Bisti anticipates that it will replace an existing contract miner at an existing mine during the second half of 2016, after which it will make annual coal deliveries of between 5.0 million to 6.0 million tons.

At December 31, 2015, NACoal's operating mines consisted both of mines where the reserves were acquired (whether in fee or through leases) and developed by NACoal, as well as mines where reserves are owned or leased by the customers of the mines and developed by NACoal. It is currently contemplated that the reported reserves will be mined within the terms of the majority of the leases for each of the mines. In the future, if any of the leases are projected to expire before mining operations can commence, it is currently expected that each such lease would be amended to extend the term or new leases would be negotiated. NACoal expects coal mined pursuant to these leases will be available to meet production requirements.

The majority of NACoal's revenue is generated from its consolidated mining operations and dragline mining services. MLMC's customer, Choctaw Generation Limited Partnership until February 28, 2013 and KMRC RH, LLC subsequent to February 28, 2013, accounted for approximately 57%, 39% and 42% of NACoal's revenues for the years ended December 31, 2015, 2014 and 2013, respectively. Centennial's largest customer, Alabama Coal Cooperative, accounted for approximately 16% of NACoal's revenues for the year ended December 31, 2015 and approximately 27% of NACoal's revenues for both 2014 and 2013. Centennial ceased coal production in 2015.

North American Coal Corporation India Private Limited (“NACC India”) was formed to provide technical business advisory services to the third-party owner of a coal mine in India.  During 2014, NACC India's customer defaulted on its contractual payment obligations and, as a result of this default, NACC India terminated its contract with the customer and is pursuing contractual remedies.
Sales, Marketing and Operations
The principal coal customers of NACoal are electric utilities, an independent power provider and a synfuels plant. During 2015, Centennial sold coal to coke processing plants, cement plants and coal brokers in Alabama. The distribution of coal sales, including sales from the unconsolidated mines, in the last five years has been as follows:

	Distribution
	Synfuels Plant	Other
2015	20%	80%
2014	20%	80%
2013	19%	81%
2012	21%	79%
2011	22%	78%
The total coal severed by mine (in millions of tons) for the three years ended December 31 and the weighted average prices per ton delivered for the three years ended December 31 are as follows:

	2015	2014	2013
Unconsolidated Mines
Freedom — The Coteau Properties Company	14.3	14.4	13.8
Falkirk — The Falkirk Mining Company	8.0	8.0	7.7
South Hallsville No. 1 — The Sabine Mining Company	3.6	4.4	3.9
Other	1.2	1.0	0.3
Consolidated Mines
Red Hills — Mississippi Lignite Mining Company	3.0	2.9	3.3
Centennial Natural Resources	0.4	0.9	0.9
Total tons severed	30.5	31.6	29.9
Price per ton delivered	$23.63	$23.75	$24.32

The contracts under which certain of the unconsolidated mines operate provide that, under certain conditions, including default, the customer(s) involved may elect or be obligated to acquire the assets (subject to the liabilities) or the capital stock of the

NACoal mining subsidiary for an amount effectively equal to book value. NACoal does not know of any conditions of default that currently exist.
The location, mine type, reserve data, coal quality characteristics, sales tonnage and contract expiration date for the mines operated by NACoal were as follows:

COAL MINING OPERATIONS ON AN “AS RECEIVED” BASIS

		2015						2014
		Proven and Probable Reserves (a)(b)
		Committed Under Contract	Uncommitted	Total	Tons Delivered (Millions)	Owned Reserves (%)	Leased Reserves (%)	Total Committed and Uncommitted (Millions of Tons)	Tons Delivered (Millions)	Contract Expires
Mine/Reserve	Type of Mine	(Millions of Tons)
Unconsolidated Mines
Freedom Mine (c)	Surface Lignite	480.7	—	480.7	14.4	3%	97%	495.7	14.3	2022	(d)
Falkirk Mine (c)	Surface Lignite	390.4	—	390.4	8.0	1%	99%	399.1	7.8	2045
South Hallsville No. 1 Mine (c)	Surface Lignite	(e)	(e)	(e)	3.7	(e)	(e)	(e)	4.5	2035
Five Forks Mine (c)	Surface Lignite	(e)	(e)	(e)	0.2	(e)	(e)	(e)	0.1	2030
Marshall Mine (c)	Surface Lignite	(e)	(e)	(e)	0.2	(e)	(e)	(e)	(f)	2044
Eagle Pass Mine (c)	Surface Sub-bituminous	(e)	(e)	(e)	0.5	(e)	(e)	(e)	(g)	2018
Liberty Mine (c)	Surface Lignite	(e)	(e)	(e)	(h)	(e)	(e)	(e)	(h)	2055	(i)
Coyote Creek Mine (c)	Surface Lignite	79.0	—	79.0	(j)	0%	100%	78.9	(j)	2040
Navajo Mine (c)	Surface Sub-bituminous	(e)	(e)	(e)	(k)	(e)	(e)	(e)	(k)	2031
Consolidated Mines
Centennial Natural Resources	Surface Bituminous	—	60.3	60.3	0.4	28%	72%	64.6	0.9	(l)
Red Hills Mine	Surface Lignite	116.7	115.9	232.6	3.2	33%	67%	236.5	2.6	2032
Total Developed		1,066.8	176.2	1,243.0	30.6			1,274.8	30.2
Undeveloped Mines
North Dakota		—	283.2	283.2	—	0%	100%	287.3	—
Texas		—	225.6	225.6	—	54%	46%	225.6	—
Eastern (m)		—	28.7	28.7	—	100%	0%	28.7	—
Mississippi		—	187.8	187.8	—	0%	100%	187.8	—
Total Undeveloped		—	725.3	725.3	—			729.4	—
Total Developed/Undeveloped		1,066.8	901.5	1,968.3				2,004.2

					Average Coal Quality (As received)
Mine/Reserve	Type of Mine	Coal Formation or Coal Seam(s)	Average Seam Thickness (feet)	Average Depth (feet)	BTUs/lb	Sulfur (%)	Ash (%)	Moisture (%)
Unconsolidated Mines
Freedom Mine (c)	Surface Lignite	Beulah-Zap Seam	18	130	6,700	0.90%	9%	36%
Falkirk Mine (c)	Surface Lignite	Hagel A&B, Tavis Creek Seams	8	90	6,200	0.62%	11%	38%
South Hallsville No. 1 Mine (c)	Surface Lignite	(e)	(e)	(e)	(e)	(e)	(e)	(e)
Five Forks Mine (c)	Surface Lignite	(e)	(e)	(e)	(e)	(e)	(e)	(e)
Marshall Mine (c)	Surface Lignite	(e)	(e)	(e)	(e)	(e)	(e)	(e)
Eagle Pass Mine (c)	Surface Sub-bituminous	(e)	(e)	(e)	(e)	(e)	(e)	(e)
Liberty Mine (c)	Surface Lignite	(e)	(e)	(e)	(e)	(e)	(e)	(e)
Coyote Creek Mine (c)	Surface Lignite	Beulah-Zap Seam	10	95	6,900	0.98%	8%	36%
Navajo Mine (c)	Surface Sub-bituminous	(e)	(e)	(e)	(e)	(e)	(e)	(e)
Consolidated Mines
Centennial Natural Resources	Surface Bituminous	Black Creek, C1, C2, C3, New Castle, Mary Lee, Jefferson, American, Nickel Plate, Pratt Seams	1.75	178	13,226	2.00%	10%	4%
Red Hills Mine	Surface Lignite	C, D, E, F, G, H Seams	3.6	150	5,200	0.60%	14%	43%
Undeveloped Mines
North Dakota	—	Fort Union Formation	13	130	6,500	0.8%	8%	38%
Texas	—	Wilcox Formation	5	120	6,800	1.0%	16%	30%
Eastern (l)	—	Freeport & Kittanning Seams	4	400	12,070	3.3%	12%	3%
Mississippi	—	Wilcox Formation	5	130	5,200	0.6%	13%	44%

(a)
Committed and uncommitted tons represent in-place estimates. The projected extraction loss is approximately 10% of the proven and probable reserves, except with respect to the Eastern Undeveloped Mines, in which case the projected extraction loss is approximately 30% of the proven and probable reserves.

(b)
NACoal’s reserve estimates are generally based on the entire drill hole database for each reserve, which was used to develop a geologic computer model using a 200 foot grid and inverse distance to the second power as an interpolator for all of NACoal's reserves, except for the reserves of Centennial where a 50 foot grid was used. As such, all reserves are considered proven (measured) within NACoal’s reserve estimate. None of NACoal’s coal reserves have been reviewed by independent experts.

(c)	The contracts for these mines require the customer to cover the cost of the ongoing replacement and upkeep of the plant and equipment of the mine.

(d)	Although the term of the existing coal sales agreement terminates in 2022, the term may be extended for three additional periods of five years, or until 2037, at the option of Coteau.

(e)	The reserves are owned and controlled by the customer and, therefore, have not been listed in the table.

(f)	The contract for development of this mine was executed during 2009, and less than 0.1 million tons were sold in 2014.

(g)	The contract for development of this mine was executed during 2009, and no sales occurred during 2014.

(h)	The contract for development of this mine was executed during 2010, and no sales occurred during 2015 or 2014.

(i)	The term of this contract is 40 years, commencing on the date of commercial deliveries, which is anticipated to occur during 2016.

(j)	The contract for development of this mine was executed during 2012, and no sales occurred during 2015 or 2014.

(k)	The contract for operation of this mine was executed during 2015, and no sales occurred during 2015.

(l)	The majority of the coal produced was sold to a single customer under contract through the third quarter of 2015.

(m)
The proven and probable reserves included in the table do not include coal that is leased to others. NACoal had 100.5 million tons and 105.2 million tons in 2015 and 2014, respectively, of Eastern Undeveloped Mines with leased coal committed under contract.

Unconsolidated Mines
Freedom Mine — The Coteau Properties Company
The Freedom Mine, operated by Coteau, is located approximately 90 miles northwest of Bismarck, North Dakota. The main entrance to the Freedom Mine is accessed by means of a paved road and is located on County Road 15. Coteau holds 275 leases granting the right to mine approximately 34,510 acres of coal interests and the right to utilize approximately 22,563 acres of surface interests. In addition, Coteau owns in fee 32,356 acres of surface interests and 4,265 acres of coal interests. Substantially all of the leases held by Coteau were acquired in the early 1970s and have been replaced with new leases or have lease terms for a period sufficient to meet Coteau’s contractual production requirements.
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
Falkirk Mine — The Falkirk Mining Company
The Falkirk Mine, operated by Falkirk, is located approximately 50 miles north of Bismarck, North Dakota on a paved access road off U.S. Highway 83. Falkirk holds 290 leases granting the right to mine approximately 45,999 acres of coal interests and the right to utilize approximately 24,607 acres of surface interests. In addition, Falkirk owns in fee 40,339 acres of surface interests and 1,270 acres of coal interests. Substantially all of the leases held by Falkirk were acquired in the early 1970s with initial terms that have been further extended by the continuation of mining operations.
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
Five Forks Mine — Demery Resources Company, LLC
The Five Forks Mine, operated by Demery, is located approximately three miles north of Creston, Louisiana on State Highway 153. Access to the Five Forks Mine is by means of a gravel road. Demery commenced delivering coal to its customer in 2012 and is expected to reach full production levels in 2017. Demery has no title, claim, lease or option to acquire any of the reserves at the Five Forks Mine. Demery's customer, Five Forks Mining, LLC, controls all of the reserves within the Five Forks Mine.

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
Eagle Pass Mine — Camino Real Fuels, LLC

The Eagle Pass Mine, operated by Camino Real, commenced production in October 2015 and is located approximately six miles north of Eagle Pass, Texas on State Highway 1588. Access to the Eagle Pass Mine is by means of a paved road. Camino Real has no title, claim, lease or option to acquire any of the reserves at the Eagle Pass Mine. Dos Republicas Coal Partnership controls all of the reserves within the Eagle Pass Mine.
Liberty Mine — Liberty Fuels Company, LLC

The Liberty Mine, operated by Liberty, is located approximately 20 miles north of Meridian, Mississippi off State Highway 493. Liberty commenced production in 2013 and is expected to increase production levels gradually with expected full production levels reached in 2023. Liberty has no title, claim, lease or option to acquire any of the reserves at the Liberty Mine. Mississippi Power Company controls all of the reserves within the Liberty Mine.
Coyote Creek Mine - Coyote Creek Mining Company, LLC

The Coyote Creek Mine,operated by Coyote Creek, is in the development stage and is located approximately 70 miles northwest of Bismarck, North Dakota. The main entrance to the Coyote Creek Mine is accessed by means of a four-mile graveled road extending west off of State Highway 49. Coyote Creek holds a sublease to 85 leases granting the right to mine approximately 7,809 acres of coal interests and the right to utilize approximately 15,168 acres of surface interests. In addition, Coyote Creek Mine owns in fee 160 acres of surface interests and has four easements to conduct coal mining operations on approximately 352 acres. Substantially all of these leases were acquired during the years 2010 through 2012 and have lease terms for a period sufficient to meet Coyote Creek's contractual production requirements.

In mid-2016, the Coyote Creek Mine is expected to begin coal deliveries to the Coyote Station owned by Otter Tail Power Company, Northern Municipal Power Agency, Montana-Dakota Utilities Company and Northwestern Corporation.

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
Navajo Mine - Bisti Fuels Company, LLC

The Navajo Mine, to be operated by Bisti, is located approximately 25 miles southwest of Farmington, New Mexico, off Indian Service Road 3005, and is on the Navajo Nation. Access to the Navajo Mine is by means of a paved road. Bisti has no title, claim, lease or option to acquire any of the reserves at Navajo Mine. The Navajo Nation controls all of the reserves within the Navajo Mine.
Consolidated Mines
Centennial Natural Resources
Centennial's mines are located about 12 miles east and southeast of the city of Jasper in Walker County, Alabama, about 20 miles southeast of the city of Jasper in Jefferson County, Alabama, and about 15 miles northwest of the City of Jasper in Winston County, Alabama. The main entrances to the Walker County, Alabama mines are accessed by means of a half-mile graveled road extending south off Sipsey Road and a half-mile graveled road extending west off Cordova Gorgas Road. The main entrance to the Jefferson County, Alabama mine is accessed by means of a three-mile paved section of Porter Road extending south off Snowville - Brent

Road. The main entrance to the Winston County, Alabama mine is accessed by means of a quarter-mile gravel road extending west off County Road 21. The reserves within the Centennial mines are controlled by Centennial.
Centennial and its affiliate, North American Coal Royalty Company, own in fee approximately 5,339 acres of coal interests and approximately 2,397 acres of surface interests. Centennial holds leases granting the right to mine approximately 12,142 acres of coal interests and the right to utilize approximately 20,046 acres of surface interests. The majority of the leases held by Centennial were originally acquired between 2000 and 2010 with terms that can be extended by the continuation of mining.
Structurally, the reserves for the Centennial mines are located within the Warrior Coal Basin. The strata that underlies and outcrops in this region is of the Pottsville Formation of the Pennsylvanian Age. The Warrior Basin is the southernmost of a series of Pennsylvanian basins of the Appalachian Plateau. The Pottsville Formation in this area consists of thin to thick bedded sandstones, siltstones, shales, clays and coal seams. This sequence of clastic sediments is representative of a deltaic depositional environment. Structurally, the Warrior Basin is formed by a large gentle syncline that extends from north-central Mississippi in the west to north-central Alabama in the east. The syncline is tilted southwestward with a regional dip of 30 to 200 feet per mile. Toward the interior of the Warrior Basin, the regional southwest dip of Pottsville strata is modified by a series of three synclines and two anticlines. Of these, the major structural areas are the Warrior and Coalburg synclines, and the Sequatchie anticline. The fold axes are parallel to the Appalachian system in a northeast-southwest direction and plunge to the southwest with the regional dip.
Red Hills Mine — Mississippi Lignite Mining Company
The Red Hills Mine, operated by MLMC, is located approximately 120 miles northeast of Jackson, Mississippi. The entrance to the mine is by means of a paved road located approximately one mile west of Highway 9. MLMC owns in fee approximately 4,590 acres of surface interest and 2,198 acres of coal interests. MLMC holds leases granting the right to mine approximately 7,731 acres of coal interests and the right to utilize approximately 6,507 acres of surface interests. MLMC holds subleases under which it has the right to mine approximately 308 acres of coal interests. The majority of the leases held by MLMC were originally acquired during the mid-1970s to the early 1980s with terms extending 50 years, many of which can be further extended by the continuation of mining operations.
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

North American Coal Royalty Company
No operating mines currently exist on the undeveloped reserves in North Dakota, Texas and Mississippi. North American Coal Royalty Company receives certain royalty payments from third parties for production or advance royalty payments for oil and gas, as well as for coal reserves located in Alabama, Ohio, Pennsylvania, North Dakota, Louisiana, Texas and Mississippi.
General Information about the Mines
Leases. The leases held by Coteau, Falkirk, Coyote Creek and MLMC have a variety of continuation provisions, but generally permit the leases to be continued beyond their fixed terms. Under the terms of the leases held by these subsidiaries, each respective subsidiary expects that coal mined pursuant to its leases will be available to meet its production requirements. Centennial holds the mining rights to the reserves within its mines through fee ownership, and leases and licenses from the coal and surface owners.
Previous Operators. There were no previous operators of the Freedom Mine, Falkirk Mine, South Hallsville No. 1 Mine, Five Forks Mine, Marshall Mine, Eagle Pass Mine, Liberty Mine, Coyote Creek Mine or Red Hills Mine. Bisti will become an operator of NTEC's Navajo Mine, which is currently operated by a third party.
Exploration and Development. NACoal has one mine, Coyote Creek Mine, currently in development. The Centennial mines have ceased production as of December 31, 2015. With the exception of Coyote Creek and Centennial, all other mines are well past the exploration stage. Additional pit development is under way at each mine. Drilling programs are routinely conducted for the purpose of refining guidance related to ongoing operations. For example, at the Red Hills Mine, the lignite coal reserve has been defined by a drilling program that is designed to provide 500-foot spaced drill holes for areas anticipated to be mined within six years of the current pit. Drilling beyond the six-year horizon ranges from 1,000 to 2,000-foot centers. Drilling is conducted every other year to stay current with the advance of mining operations. Geological evaluation is in process at all locations.
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

The total cost of the property, plant and equipment, net of applicable accumulated amortization, depreciation and impairment as of December 31, 2015 is set forth in the chart below:

Mine	Total Historical Cost of Mine Property, Plant and Equipment (excluding Coal Land, Real Estate and Construction in Progress), Net of Applicable Accumulated Amortization, Depreciation and Impairment
(in millions)
Unconsolidated Mining Operations
Freedom Mine — The Coteau Properties Company	$202.5
Falkirk Mine — The Falkirk Mining Company	$98.6
South Hallsville No. 1 Mine — The Sabine Mining Company	$174.7
Five Forks Mine — Demery Resources Company, LLC	$—
Marshall Mine — Caddo Creek Resources Company, LLC	$—
Eagle Pass Mine — Camino Real Fuels, LLC	$—
Liberty Mine — Liberty Fuels Company, LLC	$19.0
Coyote Creek Mine — Coyote Creek Mining Company, LLC	$164.8
Consolidated Mining Operations
Red Hills Mine — Mississippi Lignite Mining Company	$45.7
Centennial (a)	$12.9
Florida Dragline Operations — The North American Coal Corporation	$2.7
(a) Does not include $17.5 million of Centennial's mine machinery and equipment that is included in "Assets held for sale" on the Consolidated Balance Sheet at December 31, 2015. See Note 3 to the Consolidated Financial Statements for further discussion of assets held for sale.
Predominantly all of Demery, Caddo Creek, Camino Real and Liberty's machinery and equipment is owned by NACoal’s customers. A substantial portion of MLMC’s machinery, trucks and equipment is rented under operating leases and one of Centennial's draglines is under a capital lease. All other draglines were purchased used and have been or are expected to be updated with the latest technology.
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
Numerous governmental permits and approvals are required for coal mining operations. NACoal or one of its subsidiaries holds or will hold the necessary permits at all of NACoal’s coal mining operations except Demery, Caddo Creek, Bisti and Camino Real, where NACoal’s customers hold the permits, and Centennial, where a coal reserve owner and a contract miner hold certain permits. The Company believes, based upon present information provided to it by these third-party mine permit holders, that these third parties have all permits necessary for NACoal to operate Centennial, Caddo Creek, Demery, Bisti and Camino Real; however, the Company cannot be certain that these third parties will be able to maintain all such permits in the future.
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
SMCRA stipulates compliance with many other major environmental programs, including the CAA and Clean Water Act. The U.S. Army Corps of Engineers regulates activities affecting navigable waters, and the U.S. Bureau of Alcohol, Tobacco and Firearms regulates the use of explosives for blasting. In addition, the U.S. Environmental Protection Agency (the “EPA”), the U.S. Army Corps of Engineers and the Office of Surface Mining Reclamation and Enforcement ("OSM") are engaged in a series of rulemakings and other administrative actions under the Clean Water Act and other statutes that are directed at reducing the impact of coal mining operations on water bodies. Currently, these initiatives are primarily with respect to mining operations in the Appalachian region, especially on mountaintops.
The Company does not believe there is any significant risk to NACoal’s ability to maintain its existing mining permits or its ability to acquire future mining permits for its mines.

Clean Air Act and Clean Power Plan ("CPP")

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

States are required to submit to the EPA revisions to their state implementation plans ("SIPs") that demonstrate the manner in which the states will attain national ambient air quality standards ("NAAQS") every time a NAAQS is issued or revised by the EPA. The EPA has adopted NAAQS for several pollutants, which continue to be reviewed periodically for revisions. When the EPA adopts new, more stringent NAAQS for a pollutant, some states have to change their existing SIPs. If a state fails to revise its SIP and obtain EPA approval, the EPA may adopt regulations to effect the revision. Coal mining operations and coal-fired power plants that emit particulate matter or other specified material are, therefore, affected by changes in the SIPs. Through this process over the last few years, the EPA has reduced the NAAQS for particulate matter, ozone, and nitrogen oxides. NACoal’s coal mining operations and power generation customers may be directly affected when the revisions to the SIPs are made and incorporate new NAAQS for sulfur dioxide, nitrogen oxides, ozone and particulate matter. In response to a court remand of earlier rules to control the regional dispersion of sulfur dioxide and nitrogen oxides from coal-fired power plants and their impacts of downwind NAAQS areas, in mid-2011, the EPA finalized the Cross-State Air Pollution Rule ("CSAPR") to address interstate transport of pollutants. This affects states in the eastern half of the U.S. and Texas. This rule imposes additional emission restrictions on coal-fired power plants to attain ozone and fine particulate NAAQS. On August 21, 2012, the U.S. Court of Appeals struck down the CSAPR rule, effectively eliminating the new additional emission restrictions. The EPA subsequently appealed to the U.S. Supreme Court, which overturned the lower court ruling on April 29, 2014. EPA began implementation of the rule January 1, 2015, when Phase I emission reductions in sulfur dioxide and nitrogen dioxide became effective. Phase II reductions become effective on January 1, 2017. On November 16, 2015, the EPA proposed an update to the CSAPR. In this update, the EPA proposes more stringent Phase II reductions in nitrogen oxide emissions. Some questions regarding the rule remain unresolved and additional litigation is pending.

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

Under the CAA, the EPA also adopts national emission standards for hazardous air pollutants. In December 2011, the EPA adopted a final rule called the Mercury and Air Toxics Standard (“MATS”), which applies to new and existing coal-fired and oil-fired units. This rule requires mercury emission reductions in fine particulates, which are being regulated as a surrogate for certain metals. In Michigan vs. Environmental Protection Agency, the U.S. Circuit Court of Appeals for the District of

Columbia affirmed MATS, and that ruling was appealed. On June 29, 2015, the U.S. Supreme Court remanded the rule back to the Circuit Court, directing it to address deficiencies in the EPA’s MATS cost-benefit analysis. The Circuit Court directed the EPA to re-evaluate costs and benefits associated with the rule. On December 1, 2015, the EPA published a supplemental finding that consideration of costs does not alter the agency's original conclusion to regulate mercury and other air toxics through this rule. The EPA is expected to publish a final finding in the spring of 2016.

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

The EPA has begun to establish a GHG regulation program under the CAA by issuing a finding that the emission of six GHGs, including carbon dioxide and methane, may reasonably be anticipated to endanger public health and welfare. On June 26, 2012, the U.S. Court of Appeals - DC Circuit upheld this finding. Based on this finding, in 2012 the EPA published a New Source Performance Standard for greenhouse gases, emitted from future new power plants. This was withdrawn and subsequently reissued in January 2014. On June 2, 2014, the EPA proposed new regulations limiting carbon dioxide emissions from existing power plants. On June 18, 2014, the EPA also issued a proposed carbon dioxide emission regulation for reconstructed and modified power plants, which addresses carbon dioxide emissions limits for power plants subsequent to modification. On August 3, 2015, President Obama and the EPA announced the CPP, which includes final emission guidelines for states to follow in developing plans to reduce GHG emissions from existing fossil fuel-fired electric generating units ("EGUs") as well as limits on GHG emission rates for new, modified and reconstructed EGUs. Under the CPP, nationwide carbon dioxide emissions would be reduced by 32% from 2005 levels by 2030 with emissions reductions scheduled to be phased in between 2022 and 2030. On February 9, 2016, the U.S. Supreme Court granted a stay of the CPP pending resolution of litigation challenging the CPP. The CPP, though stayed, would require states to frame initial SIPs by September 6, 2016. The EPA has indicated it will grant states two additional years to submit final SIPs, if justified (to be submitted by September 6, 2018). Enactment of laws and passage of regulations regarding GHG emissions by the U.S. or some of its states or other actions to limit carbon dioxide emissions, such as opposition by environmental groups to expansion or modification of coal-fired power plants, could result in electric generators reducing generation or closing coal-fired power plants and/or switching from coal to other fuel sources and could have a materially adverse effect on NACoal’s business, financial condition and results of operations.

The U.S. has not implemented the 1992 Framework Convention on Global Climate Change (“Kyoto Protocol”), which became effective for many countries on February 16, 2005. The Kyoto Protocol was intended to limit or reduce emissions of GHGs. The U.S. has not ratified the emission targets of the Kyoto Protocol or any other GHG agreement. Because the first Protocol commitment period ended in 2012, an amendment to extend the Kyoto Protocol was adopted in Doha, Qatar on December 8, 2012. The U.S. is not a signatory to the amendment. Even though the U.S. has not accepted these international GHG limiting treaties or enacted domestic legislation to control GHGs, numerous lawsuits and regulatory actions have been undertaken by states and environmental groups to try to force controls on the emission of carbon dioxide; or to prevent the construction of new coal-fired power plants. On November 11, 2014, President Obama and Chinese President Xi Jinping jointly announced each nation's intentions to limit GHG emissions. These were non-binding statements of intent. As a successor to the Kyoto Protocol, on December 12, 2015, international negotiators finalized the Paris Agreement under the United Nations Framework

Convention on Climate Change (“Paris Agreement”). Unlike the Kyoto Protocol, the Paris Agreement has no binding GHG reduction mandates on signatories. Participating countries only submit a description of their intended GHG reductions, and provide periodic progress updates, with no penalties for not meeting their self-imposed targets. The Paris Agreement also includes language stating that developed countries will provide financial assistance to help developing countries meet their GHG targets and adapt to climate change, but there are no mandated contributions. Because this agreement has no legally binding GHG reduction requirements, the President believes this does not constitute a treaty requiring Senate ratification. He is expected to sign this as a sole executive agreement. Although not legally binding, the President may use the Paris Agreement as support for continued regulatory actions limiting GHG’s. The implementation of the Paris Agreement, or other international agreements, the regulations promulgated to date by the EPA with respect to GHG emissions or the adoption of new legislation or regulations to control GHG emissions, could have a materially adverse effect on the Company’s business, financial condition and results of operations.

Significant public opposition has also been raised with respect to the proposed construction of certain new coal-fueled EGUs due to the potential for increased air emissions. Such opposition, as well as any corporate or investor policies against coal-fired EGUs, could also reduce the demand for NACoal’s coal. Further, policies limiting available financing for the development of new coal-fueled EGUs could adversely impact the global demand for coal in the future. The potential impact on NACoal of future laws, regulations or other policies or circumstances will depend upon the degree to which any such laws, regulations or other policies or circumstances force electricity generators to diminish their reliance on coal as a fuel source. In view of the significant uncertainty surrounding each of these factors, it is not possible for us to predict reasonably the impact that any such laws, regulations or other policies may have on NACoal’s business, financial condition and results of operations. However, such impacts could have a material adverse effect on NACoal’s business, financial condition and results of operations.

The Company believes NACoal has obtained all necessary permits under the CAA at all of its coal mining operations where it is responsible for permitting and is in compliance with such permits.
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

Bellaire Corporation, a wholly owned non-operating subsidiary of the Company (“Bellaire”), is treating mine water drainage from coal refuse piles associated with two former underground coal mines in Ohio and one former underground coal mine in Pennsylvania, and is treating mine water from a former underground coal mine in Pennsylvania. Bellaire anticipates that it will need to continue these activities indefinitely and has accrued a liability of $17.4 million as of December 31, 2015 related to these treatment operations.

In connection with Bellaire's normal permit renewal with the Pennsylvania Department of Environmental Protection ("DEP"), Bellaire was notified during 2004 that in order to obtain renewal of the permit Bellaire would be required to establish a mine water treatment trust (the "Trust"). On October 1, 2010, Bellaire executed a Post-Mining Treatment Trust Consent Order and Agreement with the DEP which established the Trust to provide a financial assurance mechanism in order to assure the long-term treatment of post-mining discharges. Bellaire funded the Trust with $5.0 million. See Note 7 and Note 10 for further information on the Trust.
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
The EPA rule exempts CCRs disposed of at mine sites and reserves any regulation thereof to the OSM. Currently, the OSM is developing rules to address the use of CCRs on coal mine sites. The outcome of these rulemakings, and any subsequent actions by EPA and OSM, could impact those NACoal operations that beneficially use CCRs. If NACoal were unable to beneficially use CCRs, its revenues for disposing of CCRs from its customers may decrease and its costs may increase due to the purchase of alternative materials for beneficial uses.
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
Competition
The coal industry competes with other sources of energy, particularly oil, gas, hydro-electric power and nuclear power. In addition, it competes with subsidized green energy projects, such as biofuels, wind and solar projects. Among the factors that affect competition are the price and availability of oil and natural gas, environmental and related political considerations, the time and expenditures required to develop new energy sources, the cost of transportation, the cost of compliance with governmental regulations and the impact of federal and state energy policies. The ability of NACoal to market and develop its reserves will depend upon the interaction of these factors.
Based on industry information, NACoal believes it was one of the ten largest coal producers in the U.S. in 2015 based on total coal tons produced.
Employees
As of December 31, 2015, NACoal had approximately 1,900 employees, including approximately 1,550 employees at the unconsolidated mines. None of NACoal’s employees are unionized as of December 31, 2015. NACoal believes its current labor relations with employees are satisfactory.

B. Hamilton Beach Brands
General
HBB is a leading designer, marketer and distributor of small electric household and specialty housewares appliances, as well as commercial products for restaurants, bars and hotels. HBB’s products are marketed primarily to retail merchants and wholesale distributors.
Sales and Marketing
HBB designs, markets and distributes a wide range of small electric household and specialty housewares appliances, including, but not limited to, blenders, can openers, coffeemakers, food processors, indoor electric grills, irons, mixers, slow cookers, toasters and toaster ovens. In addition, HBB designs, markets and distributes commercial products for restaurants, bars and hotels. HBB generally markets its “better” and “best” products under the Hamilton Beach® brand and uses the Proctor Silex® brand for the “good” and opening price point products. HBB entered the "only-the-best" market with licensing agreements to sell Jamba® branded blenders and juicing products and a line of counter top appliances and kitchen tools under the Wolf Gourmet® brand. As a result of the 2014 Weston Brands acquisition, HBB now markets a range of game and garden food processing equipment including, but not limited to, meat grinders, bag sealers, dehydrators and meat slicers under the Weston®

brand as well as several private label brands. HBB supplies additional private label products on a limited basis throughout North America.
HBB markets its retail products primarily in North America, but also sells products in South America, Asia and other selected markets. HBB commercial products are sold worldwide. Retail sales in North America are generated predominantly by a network of inside sales employees to mass merchandisers, e-commerce retailers, national department stores, variety store chains, drug store chains, specialty home retailers, distributors and other retail outlets. Wal-Mart accounted for approximately 32%, 33% and 31% of HBB’s revenues in 2015, 2014 and 2013, respectively. HBB’s five largest customers accounted for approximately 52%, 56% and 55% of HBB’s revenues for the years ended December 31, 2015, 2014 and 2013, respectively. The loss of or significant reduction in sales to any key customer could result in significant decreases in HBB’s revenue and profitability and its ability to sustain or grow its business.
Sales promotion activities are primarily focused on cooperative advertising. In addition, HBB promotes certain of its innovative products through the use of television, internet and print advertising. HBB also licenses certain of its trademarks to various licensees primarily for use with microwaves, compact refrigerators, cookware, kitchen tools and gadgets and full-size household vacuums.
Because of the seasonal nature of the markets for small electric appliances, HBB’s management believes backlog is not a meaningful indicator of performance and is not a significant indicator of annual sales. Backlog represents customer orders, which may be cancelled at any time prior to shipment. Backlog for HBB was approximately $16.0 million and $17.5 million at December 31, 2015 and 2014, respectively.
HBB’s warranty program to the consumer consists generally of a limited warranty lasting for varying periods of up to ten years for electric appliances, with the majority of products having a warranty of one year. Under its warranty program, HBB may repair or replace, at its option, those products returned under warranty.
The market for small electric household and specialty housewares appliances is highly seasonal in nature. Revenues and operating profit for HBB are traditionally greater in the second half of the year as sales of small electric appliances to retailers and consumers increase significantly with the fall holiday-selling season. Because of the seasonality of purchases of its products, HBB generally uses a substantial amount of cash or short-term debt to finance inventories and accounts receivable in anticipation of the fall holiday-selling season.
Patents, Trademarks, Copyrights and Licenses
HBB holds patents and trademarks registered in the U.S. and foreign countries for various products. HBB believes its business is not dependent upon any individual patent, copyright or license, but that the Hamilton Beach® and Proctor Silex® trademarks are material to its business.
Product Design and Development
HBB spent $9.6 million, $9.6 million and $8.1 million in 2015, 2014 and 2013, respectively, on product design and development activities.
Key Suppliers and Raw Material
HBB’s products are supplied to its specifications by third-party suppliers located primarily in China. HBB does not maintain long-term purchase contracts with suppliers and operates mainly on a purchase order basis. HBB generally negotiates purchase orders with its foreign suppliers in U.S. dollars. A weakening of the U.S. dollar against local currencies could result in certain non-U.S. manufacturers increasing the U.S. dollar prices for future product purchases.
During 2015, HBB purchased 99% of its finished products from suppliers in China. HBB purchases its inventory from approximately 40 suppliers, two of which represented more than 10% of purchases during the year ended December 31, 2015. HBB believes the loss of any one supplier would not have a long-term material adverse effect on its business because there are adequate supplier choices available that can meet HBB’s production and quality requirements. However, the loss of a supplier could, in the short term, adversely affect HBB’s business until alternative supply arrangements are secured.
The principal raw materials used by HBB’s third-party suppliers to manufacture its products are plastic, glass, steel, copper, aluminum and packaging materials. HBB believes adequate quantities of raw materials are available from various suppliers.

Competition
The small electric household appliance industry does not have onerous entry barriers. As a result, HBB competes with many small manufacturers and distributors of housewares products. Based on publicly available information about the industry, HBB believes it is one of the largest full-line distributors and marketers of small electric household and specialty housewares appliances in North America based on key product categories.
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
Employees
As of December 31, 2015, HBB’s work force, including Weston Brands, consisted of approximately 600 employees, none of whom are represented by unions except 16 hourly employees at HBB’s Picton, Ontario distribution facility. These employees are represented by an employee association which performs a consultative role on employment matters. None of HBB’s U.S. employees are unionized. HBB believes its current labor relations with both union and non-union employees are satisfactory.
C. Kitchen Collection
General
KC is a national specialty retailer of kitchenware operating under the Kitchen Collection® store name in outlet and traditional malls throughout the United States.
Sales and Marketing
KC operated 229 retail stores as of December 31, 2015 under the Kitchen Collection® store name in outlet and traditional malls throughout the United States. The stores sell kitchenware from highly recognizable name-brands, including Hamilton Beach® and Proctor Silex®.

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
Product Sourcing and Distribution
KC purchases all inventory centrally, which allows KC to take advantage of volume purchase discounts and monitor controls over inventory and product mix. KC purchases its inventory from approximately 260 suppliers, one of which represented approximately 29% of purchases during the year ended December 31, 2015. No other supplier represents more than 10% of purchases. KC believes that the loss of any one supplier would not have a long-term material adverse effect on its business because there are adequate supplier choices available that can meet KC’s requirements. However, the loss of a supplier could, in the short term, adversely affect KC’s business until alternative supply arrangements are secured.
KC currently maintains its inventory for distribution to its stores at a distribution center located near its corporate headquarters in Chillicothe, Ohio.

KC plans to focus on comparable store sales growth within its smaller core store portfolio. KC expects to accomplish this by increasing closure rates through continued refinement of its format, ongoing review of specific product offerings, merchandise mix, store displays and appearance and enhancing customers' store experience through improved customer interactions. Increasing sales of higher-margin products will also continue to be a key focus, as well as continuing to evaluate and, as lease contracts permit, terminate or restructure leases for underperforming and loss-generating stores.
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
Patents, Trademarks, Copyrights and Licenses
KC holds a trademark registered in the U.S. for the Kitchen Collection® store name and believes that the trademark is material to its business.
Employees
As of December 31, 2015, KC’s work force consisted of approximately 1,100 employees. None of KC’s employees are unionized. KC believes its current labor relations with employees are satisfactory.
Item 1A. RISK FACTORS
North American Coal
Termination of or default under long-term mining contracts could materially reduce the Company's profitability.
Substantially all of NACoal's profits are derived from long-term mining contracts. The contracts for certain of NACoal's unconsolidated mines permit or obligate the customer under some conditions to acquire the assets or stock of the NACoal subsidiary for an amount roughly equal to book value. If any of NACoal's long-term mining contracts were terminated or if any of its customers were to default under the contracts, profitability could be materially reduced to the extent that NACoal is unable to find alternative customers at the same level of profitability.
NACoal's unconsolidated mines are subject to risks created by changes in customer demand, inflationary adjustments and tax rates.
The contracts with the unconsolidated mines’ customers provide for reimbursement to the Company at a price based on actual costs plus an agreed pre-tax profit per ton of coal sold or actual costs plus a management fee during the production stage.

During the development stage, the contracts with the unconsolidated mines' customers (other than the Coyote Creek and Bisti customers) provide for reimbursement of actual costs incurred plus a monthly management fee. Coyote Creek's customer does not reimburse developments costs until the production stage, when certain deferred development costs are reimbursed over a 52-month period. Bisti's customer does not reimburse transition period costs until the production stage, when all transition costs are reimbursed over a 24-month period. During the production stage, the unconsolidated mines' customers pay the Company its per-ton profit or management fee only for the coal delivered to them for consumption or use . As a result, reduced coal usage by customers for any reason, including, but not limited to, fluctuations in demand due to unanticipated weather conditions, scheduled and unscheduled power plant outages, economic conditions or governmental regulations or comparable policies which may promote dispatch of power generated by renewables such as wind or solar ahead of coal, could have a material adverse effect on the Company's results of operations. Because of the contractual price formulas for the sale of coal and mining services by these unconsolidated mines, the profitability of these operations is also subject to fluctuations in inflationary adjustments (or lack thereof) that can impact the per ton profit or management fee paid for the coal and taxes applicable to NACoal's income on that coal. In addition, any changes in tax laws that eliminate benefits for percentage depletion would have a material adverse effect on the Company. These factors could materially reduce NACoal's profitability.
NACoal’s consolidated mining operations are subject to risks created by its capital investment in the mines, the costs of mining the coal and equipment costs, growing use of alternative generation that competes with coal fired generation, in addition to risks created by changes in customer demand, inflationary adjustments and tax rates.
The consolidated mining operations are comprised of MLMC, Centennial, dragline mining services, royalties from mineral leases to other mining and oil and gas companies, and other activities. The profitability of these consolidated mining operations is subject to the risk of loss of investment in these operations, changes in demand from customers, as well as increases in the cost of mining the coal and growing competition from alternative generation that competes with coal fired generation. At MLMC, the costs of mining operations are not reimbursed by customers. As such, increased costs at MLMC could materially reduce NACoal's profitability. In addition, MLMC sells lignite at contractually agreed upon coal prices which are subject to changes in the level of established indices over time. The price of diesel fuel is heavily-weighted among these indices. As such, a substantial decline in diesel prices could materially reduce NACoal's profitability, as the decline in revenue will only be partially offset by the effect of lower diesel prices on production costs.
NACoal's operations are subject to changes in customer demand for any reason, including, but not limited to, fluctuations in demand due to unanticipated weather conditions, the emergence of unidentified adverse mining conditions, availability of alternative fuels such as natural gas at reduced prices making coal-fueled generation less competitive with natural gas-fueled generation, regulations or comparable policies which may promote dispatch of power generated by renewables such as wind or solar ahead of coal, planned and unplanned power plant outages, economic conditions, including economic conditions that adversely affect the demand for coal and steel, governmental regulations, inflationary adjustments and tax risks. In addition, any changes in tax laws that eliminate benefits for percentage depletion or eliminate the expensing of exploration and development costs could have a material adverse effect on NACoal's profitability.
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
The Clean Air Act and Clean Power Plan could reduce the demand for coal.

The process of burning coal can cause many compounds and impurities in the coal to be released into the air, including carbon dioxide, sulfur dioxide, nitrogen oxides, mercury, particulates and other matter. The CAA, CPP and the corresponding state laws that extensively regulate the emissions of materials into the air affect coal mining operations both directly and indirectly. Direct impacts on coal mining operations occur through CAA permitting requirements and/or CPP emission control requirements relating to air contaminants, especially particulate matter. Indirect impacts on coal mining operations occur through regulation of the air emissions of carbon dioxide, sulfur dioxide, nitrogen oxides, mercury, particulate matter and other compounds emitted by coal-fired power plants. The EPA has promulgated or proposed regulations that impose tighter emission restrictions on a number of these compounds, some of which are currently subject to litigation. The general effect of tighter restrictions could be to reduce demand for coal. A reduction in coal’s share of the capacity for power generation could have a material adverse effect on the Company’s business, financial condition and results of operations. See “Item 1. Business — A. North American Coal — Government Regulation" on page 11 in this Form 10-K for further discussion.
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
The strength of the retail economy in the United States, and to a lesser degree in Canada and Mexico, has a significant impact on HBB's performance. Weakness in consumer confidence and poor financial performance by mass merchandisers,
e-commerce retailers, warehouse clubs, department stores or any of HBB's other customers could result in reduced revenues and profitability. A general slowdown in the retail sector could result in additional pricing and marketing support pressures on HBB.

The market for HBB's products is highly seasonal and dependent on consumer spending, which could result in significant variations in the Company's revenues and profitability.
Sales of HBB's products are related to consumer spending. A downturn in the general economy or a shift in consumer spending away from small electric household and specialty housewares appliances could adversely affect its business. In addition, the market for small electric household and specialty housewares appliances is highly seasonal in nature. HBB generally recognizes a substantial portion of its sales in the last half of the year as sales of small electric appliances to retailers and consumers increase significantly with the fall holiday-selling season. Accordingly, quarter-to-quarter comparisons of past operating results of HBB are meaningful only when comparing equivalent time periods, if at all. Any economic downturn, decrease in consumer spending or shift in consumer spending away from small electric household and specialty housewares appliances may significantly reduce revenues and profitability.
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
HBB is subject to foreign currency exchange risk
A portion of HBB's revenues is derived from international operations, and HBB anticipates that a portion of sales will continue to come from outside the U.S. in the future. HBB's international revenues may be adversely affected by fluctuations in foreign currency exchange rates. A discussion of the financial impact of exchange rate fluctuations is contained in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations". Any hedging activities HBB engages in may only offset a portion of the adverse financial impact resulting from unfavorable changes in foreign currency exchange rates. HBB cannot predict with any certainty changes in foreign currency exchange rates or the degree to which HBB can mitigate these risks.
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
With the growing trend towards the concentration of HBB's small electric household and specialty housewares appliance sales among a few retailers, HBB is increasingly dependent upon fewer customers whose bargaining strength is growing as a result of this concentration. HBB sells a substantial quantity of products to mass merchandisers, e-commerce retailers, national department stores, variety store chains, drug store chains, specialty home retailers and other retail outlets. These retailers generally purchase a limited selection of small electric household and specialty housewares appliances. As a result, HBB competes for retail shelf space with its competitors. In addition, certain of HBB's larger customers use their own private label brands on household appliances that compete directly with some of HBB's products. As the retailers in the small electric household appliance industry become more concentrated, competition for sales to these retailers may increase, which could materially reduce the Company's revenues and profitability.
The small electric household, specialty housewares appliances and commercial appliance industry is consolidating, which could reduce HBB's ability to successfully secure product placements at key customers and limit its ability to sustain a cost competitive position in the industry.
Over the past several years, the small electric household, specialty housewares appliances and commercial appliance industry has undergone substantial consolidation, and further consolidation is likely. As a result of this consolidation, the small electric household, specialty housewares appliances and commercial appliance industry primarily consists of a limited number of large distributors. HBB’s ability to gain or maintain share of sales in the small electric household, specialty housewares appliances and commercial appliance industry or maintain or enhance HBB’s relationships with key customers may be limited as a result of actions by competitors, including as a result of increased consolidation in the small electric household, specialty housewares appliances and commercial appliance industry.

If HBB is unable to continue to enhance existing products, as well as develop and market new products, that respond to customer needs and preferences and achieve market acceptance, the Company may experience a decrease in demand for its products, which could materially reduce revenues and profitability, which have historically benefited from sales of new products.
One of HBB’s strategic initiatives is to enhance placements through consumer-driven innovative products to generate revenue growth. HBB may not be able to compete as effectively with competitors, and ultimately satisfy the needs and preferences of customers, unless HBB can continue to enhance existing products and develop new innovative products for the markets in which HBB competes. Product development requires significant financial, technological, and other resources. Product improvements and new product introductions also require significant research, planning, design, development, engineering, and testing at the technological and product process levels and HBB may not be able to timely develop and introduce product improvements or new products. Competitors' new products may beat HBB’s products to market, be higher quality or more reliable, be more effective with more features, obtain better market acceptance, or render HBB’s products obsolete. Any new products that HBB develops may not receive market acceptance or otherwise generate any meaningful revenues or profits for the Company relative to our expectations based on, among other things, commitments to fund advertising, marketing, promotional programs and development.
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
KC is dependent on third-party suppliers for all of its products. KC's inability to select reliable suppliers who provide timely deliveries of quality products could reduce its success in meeting customer demand. Any inability of KC's suppliers to timely deliver products or any unanticipated changes in suppliers could be disruptive and costly to KC. The loss of a supplier could, in the short term, adversely affect KC’s business until alternative supply arrangements are secured. In addition, KC may not be able to acquire desired merchandise in sufficient quantities on acceptable terms in the future. KC's business could also be adversely affected by delays in product shipments due to freight difficulties, strikes or other difficulties at its principal transport providers. Any significant failure by KC to obtain products on a timely basis at an affordable cost or any significant delays or interruptions of supply could have a material adverse effect on KC's profitability.
NACCO
The Company may be subject to risk relating to increasing cash requirements of certain employee benefits plans, which may affect its financial position.
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
Because the Company has employees, property and business operations outside of the United States, the Company is subject to the laws and the court systems of many jurisdictions. The Company may become subject to claims outside the U.S. for violations or alleged violations of laws with respect to the current or future foreign operations of NACoal and HBB. In addition, these laws may be changed or new laws may be enacted in the future. International litigation is often expensive, time consuming and distracting. As a result, any of these risks could significantly reduce the Company's profitability and its ability to operate its businesses effectively.
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
The Company’s business could suffer if NACCO’s information technology systems are disrupted,cease to operate effectively or if the Company experiences a security breach.
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
In addition, the Company regularly evaluates information technology systems and requirements and from time to time implements modifications and/or upgrades to the information technology systems that support its businesses. Modifications include replacing existing systems with successor systems, making changes to existing systems and acquiring new systems with new functionality. There are inherent risks associated with replacing and modifying these systems, including inaccurate system information, system disruptions and user acceptance and understanding. The Company believes it is taking appropriate action to mitigate the risks through disciplined adherence to program management, testing systems and user involvement, improving the resiliency of systems, as well as securing appropriate commercial contracts with third-party vendors but there can be no assurance that the Company's actions will be successful or sufficient.
Any material disruption or slowdown of the Company’s systems, including a disruption or slowdown caused by a security breach or the Company’s failure to successfully upgrade its systems, could cause information, including data related to customer orders, to be lost or delayed. Such a loss or delay could reduce demand and cause the Company’s sales and/or profitability to decline.
Through the Company’s sales and marketing activities and its business operations, the Company collects and stores confidential information and certain personal information from its customers, vendors and employees. For example, the Company handles, collects and stores personal information in connection with its customers purchasing products or services, or otherwise communicating or interacting with the Company. The Company also accepts payments using a variety of methods, including debit and credit cards, gift cards, electronic transfer of funds and others. Although the Company has taken steps designed to safeguard such information, there can be no assurance that such information will be protected against unauthorized access, use or disclosure. Unauthorized parties may penetrate the Company’s or its vendors’ network security and, if successful, misappropriate such information. Additionally, methods to obtain unauthorized access to confidential information change frequently and may be difficult to detect, which can impact the Company’s ability to respond appropriately. The Company could be subject to liability for failure to comply with privacy and information security laws, for failing to protect personal information or for failing to respond appropriately. Loss, unauthorized access to, or misuse of confidential or personal information could disrupt the Company’s operations, damage the Company’s reputation, and expose the Company to claims from customers, financial institutions, regulators, payment card associations, employees and other persons, any of which could have an adverse effect on the Company’s business, financial condition and results of operations.
Certain members of the Company's extended founding family own a substantial amount of its Class A and Class B common stock and, if they were to act in concert, could control the outcome of director elections and other stockholder votes on significant corporate actions.
The Company has two classes of common stock: Class A common stock and Class B common stock. Holders of Class A common stock are entitled to cast one vote per share and, as of December 31, 2015, accounted for approximately 25 percent of the voting power of the Company. Holders of Class B common stock are entitled to cast ten votes per share and, as of December 31, 2015, accounted for the remaining voting power of the Company. As of December 31, 2015, certain members of the Company's extended founding family held approximately 35 percent of the Company's outstanding Class A common stock and approximately 98 percent of the Company's outstanding Class B common stock. On the basis of this common stock ownership, certain members of the Company's extended founding family could have exercised 82 percent of the Company's total voting power. Although there is no voting agreement among such extended family members, in writing or otherwise, if they were to act in concert, they could control the outcome of director elections and other stockholder votes on significant corporate actions, such as certain amendments to the Company's certificate of incorporation and sales of the Company or substantially all of its assets. Because certain members of the Company's extended founding family could prevent other stockholders from exercising significant influence over significant corporate actions, the Company may be a less attractive takeover target, which could adversely affect the market price of its common stock.

Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
A. NACCO
NACCO leases office space in Mayfield Heights, Ohio, a suburb of Cleveland, Ohio, which serves as its corporate headquarters.

B. NACoal

NACoal leases its corporate headquarters office space in Plano, Texas. NACoal’s proven and probable coal reserves and deposits (owned in fee or held under leases, which generally remain in effect until exhaustion of the reserves if mining is in progress) are estimated at approximately 2.0 billion tons (including the unconsolidated mining operations), all of which are lignite coal deposits, except for approximately 89.0 million tons of bituminous coal. Reserves are estimates of quantities of coal, made by NACoal’s geological and engineering staff, which are considered mineable in the future using existing operating methods. Developed reserves are those which have been allocated to mines which are in operation; all other reserves are classified as undeveloped. Information concerning mine type, reserve data and coal quality characteristics for NACoal’s properties are set forth on the table on pages 4 and 5 under “Item 1. Business — A. North American Coal — Sales, Marketing and Operations.”
C. Hamilton Beach Brands
The following table presents the principal distribution and office facilities owned or leased by HBB:

Owned/
Facility Location	Leased	Function(s)
Glen Allen, Virginia	Leased	Corporate headquarters
Geel, Belgium	(1)	Distribution center
Shenzhen, People's Republic of China	(1)	Distribution center
Mexico City, Mexico	Leased	Mexico sales and administrative headquarters
Tlalnepantla de Baz, Mexico	(1)	Distribution center
Olive Branch, Mississippi	Leased	Distribution center
Picton, Ontario, Canada	Leased	Distribution center
Southern Pines, North Carolina	Owned	Service center for customer returns; catalog distribution center; parts distribution center
Shenzhen, People's Republic of China	Leased	Administrative office
Markham, Ontario, Canada	Leased	Canada sales and administration headquarters
City of Sao Paulo, Sao Paulo, Brazil	Leased	Brazil sales and administrative headquarters
Jundiai, Sao Paulo, Brazil	(1)	Distribution center
Shanghai, People's Republic of China	Leased	Sales office
Shanghai, People's Republic of China	(1)	Distribution center
Independence, Ohio	Leased	Weston Brands sales office

(1)	This facility is not owned or leased by HBB. This facility is managed by a third-party distribution provider.
Sales offices are also leased in several cities in the United States, Canada, China and Mexico.

D. The Kitchen Collection

KC leases its corporate headquarters building and the KC warehouse/distribution facility in Chillicothe, Ohio. KC leases its retail stores. A typical Kitchen Collection® store is approximately 3,000 square feet. At December 31, 2015, there were 229 Kitchen Collection® stores.

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

EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Current Position	Other Positions

Alfred M. Rankin, Jr.	74	Chairman, President and Chief Executive Officer of NACCO (from prior to 2011), Chairman of HBB (from prior to 2011), Chairman of KC (from prior to 2011), Chairman of NACoal (from prior to 2011)
Chairman, President and Chief Executive Officer of Hyster-Yale Materials Handling, Inc. (from September 2012). Chairman of Hyster-Yale Group ("Hyster-Yale"), formerly NACCO Materials Handling Group, Inc. ("NMHG")(from prior to 2011).

J.C. Butler, Jr.	55
Senior Vice President - Finance, Treasurer and Chief Administrative Officer of NACCO (from September 2012), President and Chief Executive Officer of NACoal (from July 2015), Assistant Secretary of HBB and KC (from November 2012)

From July 2014 to July 2015, Senior Vice President - Project Development, Administration and Mississippi Operations of NACoal. From prior to 2011 to June 2014, Senior Vice President - Project Development and Administration of NACoal. From prior to 2011 to September 2012, Vice President - Corporate Development and Treasurer of NACCO. From September 2011 to September 2012, Treasurer of NMHG.

Elizabeth I. Loveman	46	Vice President and Controller (from March 2014) and Principal Financial Officer (from June 2014)	From December 2012 to March 2014, Director of Financial Reporting of NACCO. From prior to 2011 to November 2012, Manager of Financial Reporting of OM Group, Inc.

John D. Neumann	40
Vice President, General Counsel and Secretary of NACCO (from September 2012), Vice President, General Counsel and Secretary of NACoal (from January 2011), Assistant Secretary of HBB and KC (from November 2012)

Miles B. Haberer	49
Associate General Counsel of NACCO (from October 2012), Associate General Counsel, Assistant Secretary of NACoal (from October 2012) and President of North American Coal Royalty Company (an NACoal subsidiary) (from September 2015)

From October 2013 to September 2015, Director-Land of NACoal. From October 2012 to September 2015, Assistant Secretary of NACCO. From prior to 2011 to October 2012, Partner, Hunton & Williams (law firm).

Mary D. Maloney	54
Associate General Counsel, Assistant Secretary and Senior Director - Benefits & Human Resources of NACCO (from January 1, 2014), Associate General Counsel, Assistant Secretary and Senior Director - Benefits and Compensation of NACoal (from January 1, 2014)

From September 2012 to December 2013, Associate General Counsel and Assistant Secretary of Hyster-Yale and NMHG. From May 2012 to September 2012, Assistant General Counsel and Assistant Secretary of Hyster-Yale. From prior to 2011 to September 2012, Assistant General Counsel and Assistant Secretary of NACCO. From August 2011 to September 2012, Assistant Secretary of NMHG.

Jesse L. Adkins	33	Associate Counsel (from September 2012) and Assistant Secretary of NACCO (from November 2013), Associate Counsel (from August 2012) and Assistant Secretary (from May 2013) of NACoal	From January 2011 to August 2012, Law Clerk, NACoal.

Thomas A. Maxwell	38	Director of Financial Planning and Analysis and Assistant Treasurer (from September 2015)	From January 2014 to September 2015, Senior Manager, Finance and Assistant Treasurer. From 2011 to January 2014, Manager of Financial Planning and Analysis.

PRINCIPAL OFFICERS OF THE COMPANY’S SUBSIDIARIES
A. NACOAL

Name	Age	Current Position	Other Positions

Carroll L. Dewing	59
Vice President - North Dakota, Texas and Florida Operations, Human Resources and External Affairs of NACoal (from July 2014) and President, The Coteau Properties Company (an NACoal subsidiary) (from September 2011)

From October 2013 to July 2014, President, The Coteau Properties Company (an NACoal subsidiary) and Director - Northern Operations of NACoal. From September 2011 to October 2013, President, The Coteau Properties Company. From prior to 2011 to September 2011, President, The Falkirk Mining Company (an NACoal subsidiary).

Michael J. Gregory	68	Vice President - Marketing and Special Projects of NACoal (from October 2013)	From prior to 2011 to September 2013, Vice President - International Operations and Special Projects of NACoal.

K. Donald Grischow	68	Treasurer, Director - Compensation and Benefits and Global Risk Management of NACoal (from January 2013)	From prior to 2011 to December 2012, Treasurer of NACoal

John R. Pokorny	60	Controller of NACoal (from prior to 2011)

J. Patrick Sullivan, Jr.	57	Vice President and Chief Financial Officer of NACoal (from May 2013)	From prior to 2011 to May 2013, Controller, Luminant Generation, Mining, Construction and Development of Energy-Future Holdings Corporation.

Harry B. Tipton, III	58	Vice President - Engineering, and Alabama, Louisiana and Mississippi Operations of NACoal (from July 2015)
From July 2014 to June 2015, Vice President - Engineering, and Alabama and Louisiana Operations of NACoal. From October 2013 to June 2014, Vice President - Engineering, and Alabama, Louisiana and Mississippi Operations of NACoal. From prior to 2011 to October 2013, Vice President - Engineering, and Louisiana and Mississippi Operations of NACoal.

PRINCIPAL OFFICERS OF THE COMPANY’S SUBSIDIARIES
B. HBB

Name	Age	Current Position	Other Positions

Gregory H. Trepp	54	President and Chief Executive Officer of HBB (from prior to 2011), Chief Executive Officer of KC (from prior to 2011)	From November 2013 to December 2014, Interim President of KC.

Keith B. Burns	59	Vice President, Engineering and Information Technology of HBB (from prior to 2011)

D. Scott Butler	64	Corporate Controller (from prior to 2011)

Richard E. Moss	52	Senior Director, Finance &Treasurer of HBB (from January 2011)

Gregory E. Salyers	55	Senior Vice President, Global Operations of HBB (from prior to 2011)

Dana B. Sykes	54	Vice President, General Counsel and Secretary of HBB (from September 2015)
From July 2014 to September 2015, Associate General Counsel, Assistant Secretary and Senior Director, Human Resources of HBB. From February 2012 to July 2014, Assistant General Counsel and Director, Human Resources of HBB. From prior to 2011 to February 2012, Assistant General Counsel of HBB.

James H. Taylor	58	Vice President and Chief Financial Officer of HBB (from January 2011)

R. Scott Tidey	51	Senior Vice President, North America Sales and Marketing of HBB (from prior to 2011)
C. KC

Name	Age	Current Position	Other Positions
Robert O. Strenski	59	President of KC (from January 2015)
From February 2014 to December 2014, Vice President, General Merchandise Manager of KC. From June 2013 to January 2014, General Merchandise Manager of KC. From prior to 2011 to January 2013, Vice President, Divisional Merchandise Manager, Consumables, Biglots Stores, Inc.

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
The high and low sales prices for the Class A common stock and dividends per share for both classes of common stock for each quarter during the past two years are presented in the tables below:

	2015
	Sales Price
	High	Low	Cash Dividend
Fourth quarter	$50.85	$40.04	$0.2625
Third quarter	$61.70	$47.26	$0.2625
Second quarter	$62.96	$48.04	$0.2625
First quarter	$60.99	$48.42	$0.2575

	2014
	Sales Price
	High	Low	Cash Dividend
Fourth quarter	$63.88	$47.42	$0.2575
Third quarter	$55.90	$46.59	$0.2575
Second quarter	$56.86	$46.50	$0.2575
First quarter	$62.84	$49.44	$0.2500
At December 31, 2015, there were 742 Class A common stockholders of record and 164 Class B common stockholders of record. See Note 19 to Consolidated Financial Statements contained elsewhere in this Form 10-K for a discussion of the amount of NACCO's investment in subsidiaries that was restricted at December 31, 2015.
Sales of Unregistered Company Stock
Pursuant to the Non-Employee Directors’ Equity Compensation Plan, the Company issued an aggregate of 10,584 shares of its Class A common stock on January 1, 2015, April 1, 2015, July 1, 2015 and October 1, 2015 for payment of a portion of the directors’ annual retainer fee. In addition, pursuant to the terms of the plan, directors may elect to receive shares of Class A common stock in lieu of cash for up to 100% of the balance of their annual retainer, meeting attendance fees and any committee chairman's fees. An aggregate of 2,349 shares of Class A common stock was issued under voluntary elections on January 1, 2015, April 1, 2015, July 1, 2015 and October 1, 2015.
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
Pursuant to the Non-Employee Directors’ Equity Compensation Plan, the Company issued an aggregate of 9,712 shares of its Class A common stock on January 1, 2013, April 1, 2013, July 1, 2013 and October 1, 2013 for payment of a portion of the directors’ annual retainer fee.An aggregate of 1,333 shares of Class A common stock was issued under voluntary elections on January 1, 2013, April 1, 2013, July 1, 2013 and October 1, 2013.
The issuances of these unregistered shares qualify as exempt transactions pursuant to Section 4(a)(2) of the Securities Act of 1933.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (1)
Month #1 (October 1 to 31, 2015)	15,944	$47.75	15,944	$—
Month #2 (November 1 to 30, 2015)	—	$—	—	$—
Month #3 (December 1 to 31, 2015)	—	$—	—	$—
Total	15,944	$47.75	15,944	$—

(1)
In November 2013, NACCO announced a $60 million stock repurchase program. As of October 6, 2015, the Company completed the stock repurchase program with total repurchases of approximately 1,122,900 shares of Class A common stock.

Item 6. SELECTED FINANCIAL DATA

	Year Ended December 31
	2015	2014 (1)	2013	2012 (2)	2011(3)
	(In thousands, except per share data)
Operating Statement Data:
Revenues	$915,860	$896,782	$932,666	$873,364	$790,455

Operating profit (loss)	$31,827	$(66,309)	$61,336	$67,642	$64,074

Income (loss) from continuing operations	$21,984	$(38,118)	$44,450	$42,163	$79,470
Discontinued operations, net of tax(2)	—	—	—	66,535	82,601
Net income (loss)	$21,984	$(38,118)	$44,450	$108,698	$162,071

Basic earnings (loss) per share:
Continuing operations	$3.14	$(5.02)	$5.48	$5.04	$9.49
Discontinued operations(2)	—	—	—	7.93	9.85
Basic earnings (loss) per share	$3.14	$(5.02)	$5.48	$12.97	$19.34

Diluted earnings (loss) per share:
Continuing operations	$3.13	$(5.02)	$5.47	$5.02	$9.46
Discontinued operations(2)	—	—	—	7.90	9.82
Diluted earnings (loss) per share	$3.13	$(5.02)	$5.47	$12.92	$19.28

(1)
During the fourth quarter of 2014, NACoal determined that indicators of impairment existed at its Centennial mining operations and as a result reviewed the Centennial long-lived assets for impairment. NACoal recorded a non-cash, asset impairment charge of $105.1 million for Centennial's long-lived asset group. See Note 10 to the Consolidated Financial Statements for further discussion of the Company's long-lived asset impairment.

(2)
During 2012, NACCO spun-off Hyster-Yale Materials Handling, Inc. ("Hyster-Yale"), a former subsidiary. The results of operations of Hyster-Yale are reflected as discontinued operations in the table above.

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

	Year Ended December 31
	2015	2014	2013	2012 (1)	2011
	(In thousands, except per share and employee data)
Balance Sheet Data at December 31:
Total assets (1)	$655,408	$770,520	$809,956	$776,306	$1,808,834
Long-term debt (1)	$160,113	$191,431	$152,431	$135,448	$74,471
Stockholders' equity	$201,138	$211,474	$297,780	$281,331	$576,210

Cash Flow Data:
Provided by operating activities (2)	$108,002	$19,799	$53,065	$143,014	$155,179
Used for investing activities (2)	$(8,291)	$(74,934)	$(60,734)	$(74,237)	$(32,701)
Provided by (used for) financing activities (2)	$(108,301)	$20,979	$(36,776)	$(123,433)	$(41,871)

Other Data:
Per share data:
Cash dividends (3)	$1.0450	$1.0225	$1.0000	$5.3775	$2.1200
Market value at December 31	$42.20	$59.36	$62.19	$60.69	$89.22
Stockholders' equity at December 31	$29.42	$29.23	$37.83	$33.68	$68.81

Actual shares outstanding at December 31	6.837	7.236	7.872	8.353	8.374
Basic weighted average shares outstanding	7.001	7.590	8.105	8.384	8.383
Diluted weighted average shares outstanding	7.022	7.590	8.124	8.414	8.408
Total employees at December 31(4)	3,600	4,000	4,100	4,300	4,000

(1)	During 2012, the Company spun-off Hyster-Yale, a former subsidiary.

(2)	Includes both continuing operations and discontinued operations for 2012 and 2011.

(3)
2012 cash dividends include a one-time special cash dividend of $3.50 per share. The 25 cent dividend paid in the fourth quarter of 2012 was the first regular quarterly dividend following the spin-off of Hyster-Yale.

(4)	Includes employees of Weston Brands in 2014, Centennial from 2012 to 2014 and the unconsolidated mines for all years presented. Excludes employees of Hyster-Yale for all years presented.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

OVERVIEW
NACCO Industries, Inc. (the parent company or “NACCO”) and its wholly owned subsidiaries (collectively, the “Company”) operate in the following principal industries: mining, small appliances and specialty retail. Results of operations and financial condition are discussed separately by subsidiary, which corresponds with the industry groupings.
The North American Coal Corporation and its affiliated coal companies (collectively, “NACoal”) mine coal primarily for use in power generation and provide selected value-added mining services for other natural resources companies. Hamilton Beach Brands, Inc. (“HBB”) is a leading designer, marketer and distributor of small electric household and specialty housewares appliances, as well as commercial products for restaurants, bars and hotels. The Kitchen Collection, LLC (“KC”), is a national specialty retailer of kitchenware in outlet and traditional malls throughout the U.S.
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
Product discounts: The Company records estimated reductions to revenues for customer programs and incentive offerings, including special pricing agreements, price competition, promotions and other volume-based incentives. At HBB, net sales represent gross sales less cooperative advertising, other volume-based incentives, estimated returns and allowances for defective products. At KC, retail markdowns are incorporated into KC's retail method of accounting for cost of sales. If market conditions were to decline or if competition were to increase, the Company may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenues at the time the incentive is offered. If the Company's estimates of customer programs and incentives were one percent higher than the levels offered during 2015, the reserves for product discounts would increase and revenues would be reduced by $0.1 million. The Company's past results of operations have not been materially affected by a change in the estimate of product discounts and although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change its estimates in the future.
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
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

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
Changes to the estimate of any of these factors could result in a material change to the Company's pension obligation causing a related increase or decrease in reported net operating results in the period of change in the estimate. Because the 2015 assumptions are used to calculate 2016 pension expense amounts, a one percentage-point change in the expected long-term rate of return on plan assets would result in a change in pension expense for 2016 of approximately $0.6 million for the plans. A one percentage-point change in the discount rate would result in a change in pension expense for 2016 by approximately $0.1 million. A one percentage-point increase in the discount rate would have lowered the plans’ projected benefit obligation as of the end of 2015 by approximately $6.2 million; while a one percentage-point decrease in the discount rate would have raised the plans’ projected benefit obligation as of the end of 2015 by approximately $7.4 million.

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
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

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
See Note 7 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company's asset retirement obligations.
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
Allowances for doubtful accounts: The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments. These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $1.1 million.
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
The Company determined that indicators of potential impairment were present during the fourth quarter of 2014 with respect to its Centennial mining operations asset group. As a result, the Company assessed the recoverability of Centennial assets and determined that the assets were not fully recoverable when compared to the remaining future undiscounted cash flows from these assets. The Company estimated the fair value of the asset group and the long-lived assets were written down to their estimated fair value which resulted in a non-cash asset impairment charge of $105.1 million. The asset impairment charge was recorded as Centennial long-lived asset impairment charge in the Consolidated Statement of Operations for the year ended December 31, 2014 and relates exclusively to the NACoal segment. The fair value of the asset group was calculated using the combination of a market and income approach.
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
In 2014 and 2013, KC considered its operating loss to be an indicator of impairment.  For KC’s asset impairment analysis, the primary input is projected future cash flows utilizing assumptions consistent with those the Company uses in its internal

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

planning, which are classified as Level 3 inputs. As a result of the fiscal year-end review of long-lived store-related assets, the Company recorded impairment charges of $0.9 million and $1.1 million in 2014 and 2013, respectively, included in depreciation expense within Selling, general and administrative expenses in the Consolidated Statements of Operations. Long-lived assets at the stores consist mainly of leasehold improvements and furniture and fixtures. The fair value for leasehold improvements was determined to be zero as such assets were deemed to have no future use or economic benefit based on the Company's analysis using market participant assumptions, and therefore no expected future cash flows. The fair value for store fixtures is based on the market exit price based on historical experience. The impairment charges in 2014 were largely the result of decreased expected future operating results. If operating results do not improve, KC may be required to record additional long-lived asset impairment charges.
See Note 10 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company's long-lived asset impairments.
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

Since significant judgment is required to assess the future tax consequences of events that have been recognized in the Company's financial statements or tax returns, the ultimate resolution of these events could result in adjustments to the Company's financial statements and such adjustments could be material. The Company believes the current assumptions, judgments and other considerations used to estimate the current year accrued and deferred tax positions are appropriate. If the actual outcome of future tax consequences differs from these estimates and assumptions, due to changes or future events, the resulting change to the provision for income taxes could have a material impact on the Company's results of operations and financial position.
Valuation of acquisitions: The allocation of the purchase price to the tangible assets and liabilities and identifiable intangible assets acquired requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed. These estimates can include, but are not limited to, the cash flows that the acquisition is expected to generate in the future and the appropriate weighted-average cost of capital. These estimates are inherently uncertain and unpredictable, and if different estimates were used, the purchase price for the acquisition may have been allocated to the acquired assets and liabilities assumed differently from the current allocation. Although the Company believes the assumptions, judgments and estimates used are reasonable and appropriate, different assumptions, judgments and estimates could materially affect the value ascribed to an acquired asset and the Company's results of operations and financial position if impairment charges were required to be recorded. See Note 22 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company's acquisitions.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

CONSOLIDATED FINANCIAL SUMMARY
Selected consolidated results of the Company and components of change by subsidiary were as follows:

	Revenues	Operating profit (loss)	Net income (loss)
2013 Consolidated results	$932,666	$61,336	$44,450
Increase (decrease) in 2014
NACoal (1)	(20,949)	(126,491)	(82,903)
HBB	11,893	(5,188)	(1,949)
KC (net of eliminations)	(26,828)	3,257	1,910
NACCO and Other	—	777	374
2014 Consolidated results	$896,782	$(66,309)	$(38,118)
Increase (decrease) in 2015
NACoal	(24,704)	89,551	56,596
HBB	61,294	(971)	(3,395)
KC (net of eliminations)	(17,512)	8,348	4,903
NACCO and Other	—	1,208	1,998
2015 Consolidated results	$915,860	$31,827	$21,984

	2015	2014 (1)	2013
Consolidated results:
Basic earnings (loss) per share:	$3.14	$(5.02)	$5.48
Diluted earnings (loss) per share:	$3.13	$(5.02)	$5.47

(1)
During the fourth quarter of 2014, the Company recorded a non-cash asset impairment charge of $105.1 million. The asset impairment charge was recorded as Centennial long-lived asset impairment charge in the Consolidated Statement of Operations for the year ended December 31, 2014 and relates exclusively to the NACoal segment.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

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
A reconciliation of the Company's consolidated federal statutory and effective income tax is as follows for the years ended December 31:

	2015	2014	2013
Income (loss) before income tax provision (benefit)	$24,799	$(76,573)	$55,720
Statutory taxes (benefit) at 35.0%	$8,679	$(26,801)	$19,502
Discrete items:
Valuation allowances	3,557	5,742	—
NACoal reserves (settlements)	551	(1,360)	—
HBB reserves (settlements)	414	(1,533)	—
NACCO and other settlements	—	—	116
Tax law changes	18	—	(503)
Provision to return adjustments	(535)	(867)	(330)
Other, net	24	(414)	(721)
	4,029	1,568	(1,438)
Permanent items:
Percentage depletion	(8,199)	(7,091)	(8,008)
State income taxes	(1,334)	(6,361)	1,106
Federal credits	(1,196)	(529)	(941)
Non-deductible expenses	787	632	1,081
Domestic production deduction	—	(522)	(603)
Foreign tax rate differential	754	225	(27)
Other, net	(705)	424	598
	(9,893)	(13,222)	(6,794)
Income tax provision (benefit)	$2,815	$(38,455)	$11,270
Effective income tax rate	11.4%	50.2%	20.2%

During 2015, NACoal recorded valuation allowances of $3.0 million, primarily in North Dakota and Alabama, and HBB recorded valuation allowances of $0.6 million in certain foreign jurisdictions, against certain net deferred tax assets as realization of these assets was determined to no longer meet the “more likely than not” standard. The establishment of a valuation allowance does not have an impact on cash, nor does such an allowance preclude the Company from using its loss carryforwards or other deferred tax assets in future periods. The tax net operating losses which comprise the North Dakota and Alabama deferred tax assets provide for a carryforward period of up to 20 years and 15 years, respectively. Partially offsetting the valuation allowance, NACoal recognized a $1.3 million tax benefit in 2015 due to the reinstatement of the Federal Research and Development Tax Credit.

During 2014, NACoal recorded a valuation allowance of $5.7 million against its Alabama state deferred tax assets as realization was determined to no longer meet the “more likely than not” standard. Partially offsetting the valuation allowance, NACoal recognized a $1.4 million discrete tax benefit resulting from the conclusion of the 2011 and 2012 U.S. federal tax return examinations and a $0.5 million favorable return to provision adjustment in 2014. In addition to the items impacting

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NACoal’s effective income tax rate, HBB's effective income tax rate was affected by the reversal of a $1.4 million uncertain tax position as a result of the effective settlement of certain state tax issues resulting in a discrete tax benefit.

See Note 15 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company's income taxes.

THE NORTH AMERICAN COAL CORPORATION

NACoal mines coal primarily for use in power generation and provides selected value-added mining services for other natural resources companies. Coal is surface mined from NACoal's developed mines in North Dakota, Texas, Mississippi and Louisiana. When Bisti commences mining coal for NTEC, it will be surface mined on the Navajo Nation in New Mexico. Total coal reserves approximate 2.0 billion tons with approximately 1.1 billion tons committed to customers pursuant to long-term contracts.

NACoal has two consolidated mining operations: Mississippi Lignite Mining Company (“MLMC”) and Centennial Natural Resources ("Centennial"). Centennial ceased coal production in the fourth quarter of 2015. NACoal also provides dragline mining services for independently owned limerock quarries in Florida. NACoal has the following wholly owned unconsolidated subsidiaries that each meet the definition of a variable interest entity and are accounted for using the equity method:

The Coteau Properties Company (“Coteau”)
The Falkirk Mining Company (“Falkirk”)
The Sabine Mining Company (“Sabine”)
Demery Resources Company, LLC (“Demery”)
Caddo Creek Resources Company, LLC (“Caddo Creek”)
Coyote Creek Mining Company, LLC (“Coyote Creek”)
Camino Real Fuels, LLC (“Camino Real”)
Liberty Fuels Company, LLC (“Liberty”)
Bisti Fuels Company, LLC ("Bisti")
NoDak Energy Services, LLC ("NoDak")

See “Item 1. Business — A. North American Coal — General" on page 2 in this Form 10-K for further discussion of each of the consolidated mining operations and unconsolidated subsidiaries.

FINANCIAL REVIEW
Tons of coal sold by NACoal’s operating mines were as follows for the years ended December 31 (in millions):

	2015	2014	2013
Coteau	14.4	14.3	13.8
Falkirk	8.0	7.8	7.7
Sabine	3.7	4.5	4.3
Other	0.9	0.1	0.1
Unconsolidated mines	27.0	26.7	25.9
MLMC	3.2	2.6	3.2
Centennial	0.4	0.9	0.8
Consolidated mines	3.6	3.5	4.0
Total tons sold	30.6	30.2	29.9
The limerock dragline mining operations mined 20.9 million, 21.0 million and 22.1 million cubic yards of limerock for the years ended December 31, 2015, 2014 and 2013, respectively.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Total coal reserves were as follows at December 31:

	2015	2014	2013
	(in billions of tons)
Unconsolidated mines	1.0	1.0	1.0
Consolidated mines	1.0	1.0	1.2
Total coal reserves	2.0	2.0	2.2
Operating Results
The results of operations for NACoal were as follows for the years ended December 31:

	2015	2014	2013
Revenue - consolidated mines	$140,161	$161,964	$172,532
Royalty and other	7,837	10,738	21,119
Revenues	147,998	172,702	193,651
Cost of sales - consolidated mines	155,936	174,135	166,881
Cost of sales - royalty and other	2,878	1,706	1,540
Total cost of sales	158,814	175,841	168,421
Gross profit (loss)	(10,816)	(3,139)	25,230
Earnings of unconsolidated mines (a)	48,432	48,396	46,429
Selling, general and administrative expenses	36,261	32,905	27,118
Centennial long-lived asset impairment charge	—	105,119	—
Centennial goodwill impairment charge	—	—	3,973
Amortization of intangibles	2,606	3,242	3,668
(Gain) loss on sale of assets	(1,772)	(6,979)	(561)
Operating profit (loss)	521	(89,030)	37,461
Interest expense	4,961	6,034	3,105
Other, net, including interest income and income from other unconsolidated affiliates	(2,099)	(779)	(1,032)
Income (loss) from continuing operations before income tax provision (benefit)	(2,341)	(94,285)	35,388
Income tax provision (benefit)	(7,960)	(43,308)	3,462
Net income (loss)	$5,619	$(50,977)	$31,926

Effective income tax rate (b) (c)	n/m	n/m	9.8%
(a) See Note 20 for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.
(b) The NACoal effective income tax rate is affected by the benefit of percentage depletion.
(c) The effective income tax rate is not meaningful in 2015 and 2014 as the income tax benefit amounts are not directly correlated to the pre-tax income in 2015 and 2014 due to the impact of discrete tax items. See further information regarding the income taxes in the Consolidated Income Taxes discussion above and in Note 15 to the Consolidated Financial Statements.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

2015 Compared with 2014
The following table identifies the components of change in revenues for 2015 compared with 2014:

Revenues
2014	$172,702
Increase (decrease) from:
Centennial mining operations	(38,352)
Royalty and other income	(2,901)
Other consolidated mining operations	16,549
2015	$147,998

Revenues decreased 14.3% in 2015 compared with 2014 as a result of a decrease in revenues at Centennial, primarily due to the cessation of coal production, partially offset by an increase in tons sold at MLMC because there were fewer outage days at the customer's power plant.

The following table identifies the components of change in operating profit (loss) for 2015 compared with 2014.

Operating Profit (Loss)
2014	$(89,030)
Increase (decrease) from:
Centennial long-lived asset impairment charge in 2014	105,119
Centennial asset retirement obligation charge in 2015	(7,526)
Centennial mining operations	(4,347)
Centennial earn-out change in estimate in 2014	(1,614)
Gain on sale of assets	(5,208)
Royalty and other income	(2,810)
Other selling, general and administrative expenses	(2,057)
Other consolidated mining operations	6,747
Reimbursement of damage to customer-owned equipment in 2014	1,211
Earnings of unconsolidated mines	36
2015	$521

NACoal reported operating profit of $0.5 million in 2015 compared with an operating loss of $89.0 million in 2014. The 2014 operating loss was primarily due to the $105.1 million non-cash, long-lived asset impairment charge associated with Centennial. See Note 10 to the Consolidated Financial Statements for further discussion of the Centennial long-lived asset impairment charge. Operating profit in 2015 includes a $7.5 million charge to increase Centennial’s asset retirement obligation. The Company ceased mining operations at Centennial during the fourth quarter of 2015.

In addition to the changes related to Centennial, operating profit decreased in 2015 from 2014 primarily due to a reduction in gains on sales of assets, higher selling, general and administrative expenses due to an increase in employee-related costs and higher professional fees and reduced royalty and other income.  These items were partially offset by improved operating results at the other consolidated mining operations primarily as a result of the increase in tons sold at MLMC.

NACoal recognized net income of $5.6 million in 2015 compared with a net loss of $51.0 million in 2014. The change in net income (loss) was primarily due to the factors affecting operating profit (loss) and the absence of a $1.1 million after-tax charge recognized in 2014 to establish an allowance against the receivable from NACC India's customer. In addition, net income in 2015 includes the recognition of valuation allowances of $3.0 million against certain net deferred tax assets, primarily in North Dakota and Alabama, partially offset by a $1.3 million tax benefit due to the reinstatement of the Federal

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Research and Development Tax Credit. The 2014 net loss includes the recognition of a valuation allowance of $5.7 million taken against the Alabama deferred tax assets, partially offset by a $1.4 million discrete tax benefit resulting from the conclusion of the 2011 and 2012 U.S. federal tax return examinations and a $0.5 million favorable return to provision adjustment in 2014.

2014 Compared with 2013
The following table identifies the components of change in revenues for 2014 compared with 2013:

Revenues
2013	$193,651
Increase (decrease) from:
Royalty and other income	(10,537)
Other consolidated mining operations	(10,412)
2014	$172,702

Revenues decreased 10.8% in 2014 compared with 2013 primarily as a result of a reduction in both royalty and other income and the consolidated mining operations. The decrease in revenues at the consolidated mining operations was primarily the result of fewer tons sold at MLMC due to an increase in the number of planned and unplanned outage days at the customer's power plant in 2014 compared with 2013, slightly offset by increased reimbursable costs at the limerock dragline mining operations and an increase in revenues at Centennial. The slight increase in revenues at Centennial was due to an increase in tons sold and was almost completely offset by lower selling prices in 2014 compared with 2013 resulting from unfavorable metallurgical coal market conditions.
The following table identifies the components of change in operating profit for 2014 compared with 2013.

Operating Profit
2013	$37,461
Increase (decrease) from:
Centennial long-lived asset impairment charge	(105,119)
Consolidated mining operations	(16,040)
Royalty and other income	(11,823)
Other selling, general and administrative expenses	(4,684)
Pension curtailment in 2013	(1,587)
Reimbursement of damage to customer-owned equipment	(1,211)
Gain on sale of assets	6,418
Centennial goodwill impairment charge	3,974
Earnings of unconsolidated mines	1,967
Earn-out change in estimate	1,614
2014	$(89,030)

NACoal reported an operating loss of $89.0 million in 2014 compared with operating profit of $37.5 million in 2013 primarily as a result of the $105.1 million non-cash, long-lived asset impairment charge associated with Centennial. See Note 10 to the Consolidated Financial Statements for further discussion of the Centennial long-lived asset impairment charge.

In addition to the long-lived asset impairment charge, operating results at the consolidated mines decreased in 2014 compared with 2013 primarily due to increased mining costs at Centennial. While productivity improved and Centennial worked to reduce operating costs during the second half of 2014, productivity improvements at Centennial were implemented later in 2014 than anticipated, primarily related to a delay in the startup of a new dragline. As a result of the delay, Centennial experienced production shortfalls, which caused a decrease in inventory levels. Centennial's results were also unfavorably

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

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

Also impacting the change in operating profit (loss) is a significant reduction in royalty and other income, an increase in Selling, general and administrative expenses, the absence in 2014 compared to 2013 of a $1.6 million pre-tax pension curtailment gain and a $1.2 million charge in 2014 to reimburse a customer for damage to certain customer-owned equipment at the limerock dragline mining operations. The increase in Selling, general and administrative expenses was primarily due to the higher employee-related costs, higher professional fees and higher management fees. These items were partially offset by gains on the sale of assets and land, the absence of a goodwill impairment charge in 2014, an increase in earnings of unconsolidated mines and a change in estimate for the earn-out liability associated with Centennial. The increase in earnings of unconsolidated mines mainly resulted from an increase in tons sold as well as an increase in contractual compensation levels. See Note 10 to the Consolidated Financial Statements for a discussion of the 2013 goodwill impairment charge and for a discussion of the earn-out liability.

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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the change in cash flow for the years ended December 31:

	2015	2014	Change
Operating activities:
Net income (loss)	$5,619	$(50,977)	$56,596
Depreciation, depletion and amortization	17,067	22,003	(4,936)
Deferred income taxes	(4,831)	(37,322)	32,491
(Gain) loss on sale of assets	(1,772)	(6,979)	5,207
Centennial long-lived asset impairment charge	—	105,119	(105,119)
Other	1,087	7,941	(6,854)
Working capital changes	78,755	(45,867)	124,622
Net cash provided by (used for) operating activities	95,925	(6,082)	102,007

Investing activities:
Expenditures for property, plant and equipment	(4,116)	(51,228)	47,112
Proceeds from the sale of assets	3,418	7,733	(4,315)
Other	(814)	(648)	(166)
Net cash used for investing activities	(1,512)	(44,143)	42,631

Cash flow before financing activities	$94,413	$(50,225)	$144,638
The $102.0 million increase in net cash provided by (used for) operating activities was primarily the result of favorable working capital changes in 2015 compared with 2014. The change in working capital was mainly attributable to a significant

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

decrease in accounts receivable from affiliates as well as a decrease in intercompany taxes and inventory. Accounts receivable from affiliates decreased as NACoal received payment from Coyote Creek, an unconsolidated mine, in the first quarter of 2015. See Note 20 for further discussion on NACoal's payment from Coyote Creek.

The decrease in net cash cash used for investing activities was primarily attributable to a reduction in expenditures for property, plant and equipment in 2015 compared with 2014. In 2014, capital expenditures were mainly for the refurbishment of a dragline and the purchase of equipment at Centennial.

	2015	2014	Change
Financing activities:
Net additions to long-term debt and revolving credit agreements	$(82,829)	$30,601	$(113,430)
Capital contribution from NACCO	—	19,800	(19,800)
Other	931	—	931
Net cash provided by (used for) financing activities	$(81,898)	$50,401	$(132,299)

The change in net cash provided by financing activities was primarily due to repayments made on NACoal's revolver as a result of the payment received from Coyote Creek during the first quarter of 2015, as opposed to increased borrowings and a capital contribution from NACCO in 2014 to fund operations and expenditures for property, plant and equipment.

Financing Activities
NACoal has an unsecured revolving line of credit of up to $225.0 million (the “NACoal Facility”) that expires in November 2018. Borrowings outstanding under the NACoal Facility were $100.0 million at December 31, 2015. At December 31, 2015, the excess availability under the NACoal Facility was $123.8 million, which reflects a reduction for outstanding letters of credit of $1.2 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon NACoal achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective December 31, 2015, for base rate and LIBOR loans were 1.00% and 2.00%, respectively. The NACoal Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.35% on the unused commitment at December 31, 2015. The floating rate of interest applicable to the NACoal Facility at December 31, 2015 was 3.39% including the floating rate margin and the effect of an interest rate swap agreement.

To reduce the exposure to changes in the market rate of interest, NACoal has entered into an interest rate swap agreement for a portion of the NACoal Facility. Terms of the interest rate swap agreement require NACoal to receive a variable interest rate and pay a fixed interest rate. NACoal has interest rate swaps with notional values totaling $100.0 million at December 31, 2015 at an average fixed interest rate of 1.4%. See Note 2 and Note 9 to the Consolidated Financial Statements in this Form 10-K for further discussion of NACoal's interest rate swap agreement.

The NACoal Facility contains restrictive covenants, which require, among other things, NACoal to maintain a maximum debt to EBITDA ratio of 3.50 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The NACoal Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 3.00 to 1.00 in conjunction with maintaining unused availability thresholds of borrowing capacity, as defined in the NACoal Facility, of $15.0 million. At December 31, 2015, NACoal was in compliance with all covenants in the NACoal Facility.

NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At December 31, 2015, the balance of the note was $1.4 million and the interest rate was 0.55%.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NACoal believes funds available from cash on hand at the Company, the NACoal Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the NACoal Facility in November 2018.
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of NACoal as of December 31, 2015:

	Payments Due by Period
Contractual Obligations	Total	2016	2017	2018	2019	2020	Thereafter
NACoal Facility	$100,000	$—	$—	$100,000	$—	$—	$—
Variable interest payments on NACoal Facility	9,379	3,262	3,262	2,855	—	—	—
Other debt	1,446	—	—	—	—	—	1,446
Other interest	91	26	26	26	13	—	—
Capital lease obligations, including principal and interest	11,003	1,732	1,732	2,022	1,521	1,105	2,891
Operating leases	19,329	6,960	3,978	2,895	1,712	1,550	2,234
Purchase and other obligations	39,874	39,874	—	—	—	—	—
Total contractual cash obligations	$181,122	$51,854	$8,998	$107,798	$3,246	$2,655	$6,571
Not included in the table above, NACoal has a long-term liability of approximately $3.7 million for unrecognized tax benefits, including interest and penalties, as of December 31, 2015. At this time, the Company is unable to make a reasonable estimate of the timing of payments due to, among other factors, the uncertainty of the timing and outcome of its tax audits.
An event of default, as defined in the NACoal Facility and NACoal’s lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred or is anticipated to occur.
NACoal’s variable interest payments are calculated based upon NACoal’s anticipated payment schedule and the December 31, 2015 base rate and applicable margins, as defined in the NACoal Facility. A 1/8% increase in the base rate would increase NACoal’s estimated total annual interest payments on the NACoal Facility by approximately $0.8 million.
The purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll and incentive compensation.
Pension and postretirement funding can vary significantly each year due to plan amendments, changes in the market value of plan assets, legislation and the Company’s decisions to contribute above the minimum regulatory funding requirements. As a result, pension and postretirement funding has not been included in the table above. NACoal does not expect to contribute to its pension plan in 2016. NACoal maintains one supplemental retirement plan that pays monthly benefits to participants directly out of corporate funds and expects to pay benefits of approximately $1.0 million in 2016 and approximately $0.5 million per year from 2017 through 2025. Benefit payments beyond that time cannot currently be estimated. All other pension benefit payments are made from assets of the pension plan. NACoal also expects to make payments related to its other postretirement plans of approximately $0.3 million per year from 2016 through 2025. Benefit payments beyond that time cannot currently be estimated.
NACoal has a long-term liability for asset retirement obligations of $23.6 million that is not included in the table above due to the uncertainty of the timing of payments to settle this liability.

NACoal is a party to certain guarantees related to Coyote Creek that are not included in the table above as the Company believes that the likelihood of NACoal’s future performance under the guarantees is remote, and no amounts related to these guarantees have been recorded. See Note 20 to the Consolidated Financial Statements for further discussion of the Company's guarantees.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Off Balance Sheet Arrangements
NACoal has not entered into any off balance sheet financing arrangements, other than operating leases, which are disclosed in the contractual obligations table above.
Capital Expenditures
Following is a table which summarizes actual and planned capital expenditures (in millions):

	Planned	Actual	Actual
	2016	2015	2014
NACoal	$15.7	$4.1	$51.2
Planned expenditures for 2016 include mine machinery, equipment and land. These expenditures are expected to be funded from internally generated funds and bank borrowings.
Capital Structure
NACoal’s capital structure is presented below:

	December 31
	2015	2014	Change
Cash and cash equivalents	$12,718	$203	$12,515
Other net tangible assets	159,099	246,519	(87,420)
Intangible assets, net	48,181	50,779	(2,598)
Net assets	219,998	297,501	(77,503)
Total debt	(111,617)	(194,445)	82,828
Total equity	$108,381	$103,056	$5,325
Debt to total capitalization	51%	65%	(14)%
The decrease in other net tangible assets and total debt during 2015 was primarily due to the collection of accounts receivable from affiliates. Accounts receivable from affiliates decreased as NACoal received payment from Coyote Creek in the first quarter of 2015. NACoal used the payment from Coyote Creek primarily to pay down the NACoal facility. See Note 20 for further discussion on NACoal's payment from Coyote Creek. Other net tangible assets also decreased due to lower inventory and the change in intercompany taxes.
Total equity increased primarily as a result of the $5.6 million net income in 2015 partially offset by a $0.3 million increase in accumulated other comprehensive loss in 2015.
OUTLOOK

NACoal - Discussion of Centennial Natural Resources

Centennial ceased mining operations as of December 31, 2015 but wind-down and reclamation activities are ongoing. In 2016, Centennial expects to incur a moderate but substantially lower loss than in 2015, excluding the effect of any potential future asset sales, as it manages mine reclamation obligations and disposes of certain assets. Assets associated with Centennial are $45.5 million at December 31, 2015. Centennial assets are comprised of $1.6 million of trade accounts receivable, $3.6 million of inventory, $17.5 million of assets held for sale, $6.2 million of coal land and reserves, $12.9 million of other property, plant and equipment and $3.7 million of other assets, primarily cash held in escrow related to reclamation. Of the $12.9 million of other property, plant and equipment at December 31, 2015, $11.1 million is expected to be transferred to MLMC during 2016.

Centennial will continue to evaluate strategies to maximize cash flow, including through the sale of mineral reserves, equipment and parts inventory. The company is also evaluating a range of strategies for its Alabama mineral reserves,

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

including holding reserves with substantial unmined coal tons for sale or contract mining when conditions in Alabama and global coal markets improve. As Centennial continues to execute its wind-down and asset disposal programs, changes in circumstances or the occurrence of certain events may indicate the carrying amount of Centennial’s remaining assets may not be recoverable, resulting in potential future impairment charges. Cash expenditures related to mine reclamation will continue until reclamation is complete or ownership of the mines is transferred.

NACoal - Outlook, Excluding Centennial

NACoal expects an increase in tons sold in 2016 compared with 2015 at its core coal mining operations. Despite this increase in tons, and excluding Centennial results, NACoal expects a substantial decrease in income before income taxes in 2016 compared with 2015 Adjusted income before income taxes, primarily because of an expected decrease in income at MLMC. MLMC sells lignite at contractually agreed upon coal prices which are subject to changes in the level of established indices over time. The price of diesel fuel is heavily-weighted among these indices. As a result, the recent substantial decline in diesel prices is expected to reduce earnings at MLMC in 2016. This decline is anticipated to be only partially offset by a moderate increase in tons sold and the beneficial effect of lower diesel prices on production costs. Royalty and other income is also expected to decrease significantly in 2016. In addition, deliveries and operating results at the limerock mining operations in 2016 are expected to be modestly lower than 2015 due to reduced customer requirements. These decreases are expected to be partially offset by additional income from the unconsolidated mining operations as newer mines begin or increase production in 2016.

Production levels are expected to increase at Camino Real, which commenced delivering coal in October 2015, and expects to mine approximately 2.5 million to 2.7 million tons of coal annually when at full production. Liberty commenced production in 2013 but did not deliver any coal for power generation in 2015. Production levels at Liberty are expected to increase gradually beginning in 2016 and build to full production of approximately 4.6 million tons of coal annually beginning in 2023, although the timing of future deliveries will be affected by when the Kemper County Energy Facility is commissioned. Coyote Creek in North Dakota expects to deliver approximately 2.5 million tons of coal annually beginning in mid-2016.

In December 2015, NACoal's wholly-owned subsidiary, Bisti entered into a 15-year, cost-plus contract mining agreement with NTEC, whereby Bisti will be NTEC’s contract miner at NTEC’s Navajo Mine on the Navajo Nation near Fruitland, New Mexico. Production is expected to be approximately 5.0 to 6.0 million tons of coal per year. The agreement consists of a transition period and a production period. During the transition period, which commenced on January 1, 2016, Bisti will transition into the contract miner role. The production period is scheduled to commence when NTEC completes a pending commercial transaction with the existing contract miner, which is expected to occur during the second half of 2016. While Bisti will recognize income during the transition period, it will not receive cash payments until the production period begins.

Over the longer-term, NACoal’s goal continues to be to increase earnings of its unconsolidated mines by approximately 50% from the 2012 level of $45.2 million through the development and maturation of its newer mines and normal escalation of contractual compensation at its existing mines. Income related to a full year of deliveries at the Camino Real mine, the commencement of deliveries at the Liberty and Coyote Creek mines and income at Bisti will contribute to this goal in 2016 and beyond. However, generally low U.S. inflation rates, as reflected in typical market indices, such as the Consumer Price Index and the Producer Price Index, will determine the extent to which contractual compensation at the unconsolidated mines will change year by year. Achievement of the goal to increase earnings of the unconsolidated mines by 50% is currently expected to occur in 2017 or 2018, but timing will depend on future inflation rates and customer demand.

Cash flow before financing activities is expected to decrease substantially in 2016 compared with 2015 primarily as a result of the 2015 repayment of a large receivable from Coyote Creek and higher capital expenditures in 2016. Capital expenditures are expected to be approximately $16.0 million in 2016 compared with $4.1 million in 2015.

NACoal expects to continue its efforts to develop new mining projects and is pursuing opportunities for new or expanded coal mining projects, although opportunities are likely to be very limited. In addition, NACoal continues to pursue additional non-coal mining opportunities, principally in aggregates.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

HAMILTON BEACH BRANDS, INC.
HBB’s business is seasonal and a majority of revenues and operating profit typically occurs in the second half of the year when sales of small electric appliances to retailers and consumers increase significantly for the fall holiday-selling season.
FINANCIAL REVIEW
Operating Results
The results of operations for HBB were as follows for the years ended December 31:

	2015	2014	2013
Revenues	$620,977	$559,683	$547,790
Operating profit	$34,801	$35,772	$40,960
Interest expense	$1,831	$1,137	$1,279
Other expense	$1,470	$1,132	$461
Net income	$19,749	$23,144	$25,093
Effective income tax rate	37.3%	30.9%	36.0%
2015 Compared with 2014
The following table identifies the components of change in revenues for 2015 compared with 2014:

Revenues
2014	$559,683
Increase (decrease) from:
Unit volume and product mix	53,535
Weston Brands	24,537
Foreign currency	(15,301)
Average sales price	(1,477)
2015	$620,977
Revenues for 2015 increased 11.0%, or 6.6% excluding the sales from the December 16, 2014 Weston Brands acquisition, compared with 2014. Revenues increased primarily due to increased sales volumes primarily in the U.S. consumer retail market and a full year of sales from Weston Brands, partially offset by unfavorable foreign currency movements as both the Canadian dollar and Mexican peso weakened against the U.S. dollar.
The following table identifies the components of change in operating profit for 2015 compared with 2014:

Operating Profit
2014	$35,772
Increase (decrease) from:
Foreign currency	(3,799)
Selling, general and administrative expenses	(700)
Weston Brands	2,105
Gross profit	1,423
2015	$34,801

HBB's operating profit decreased in 2015 compared with 2014 primarily as a result of unfavorable foreign currency movements and an increase in Selling, general and administrative expenses partially offset by operating profit contributed by Weston Brands and an increase in gross profit. Foreign currency movements were unfavorable as both the Mexican peso and

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Canadian dollar weakened against the U.S. dollar. Selling, general and administrative expenses increased as a result of higher professional and outside service fees and higher employee-related expenses partially offset by a reduction in environmental expenses in 2015 compared with 2014. HBB recorded $1.5 million and $3.3 million in 2015 and 2014, respectively, for environmental investigation and remediation at HBB's Picton, Ontario facility. The 2014 increase in environmental expense was partially offset by an $0.8 million reduction to HBB's environmental liability as a result of a third party's commitment to share in anticipated remediation costs at HBB's Southern Pines and Mt. Airy locations. Weston Brands' operating profit includes certain integration costs, including relocation and employee severance expenses, as well as $1.4 million in amortization expense on acquired intangibles relating to the Weston acquisition. The increase in gross profit primarily resulted from increased sales volumes partially offset by a shift in mix to products with lower margins.

Net income decreased to $19.7 million in 2015 compared with $23.1 million in 2014 primarily due to the absence of a $1.4 million discrete tax benefit recognized in 2014 and the factors affecting the change in operating profit.
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
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

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
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the change in cash flow for the years ended December 31:

	2015	2014	Change
Operating activities:
Net income	$19,749	$23,144	$(3,395)
Depreciation and amortization	4,750	2,693	2,057
Other	(2,361)	1,148	(3,509)
Working capital changes	(8,197)	(8,404)	207
Net cash provided by operating activities	13,941	18,581	(4,640)

Investing activities:
Expenditures for property, plant and equipment	(4,365)	(4,516)	151
Acquisition of business	(413)	(25,000)	24,587
Other	3	—	3
Net cash used for investing activities	(4,775)	(29,516)	24,741

Cash flow before financing activities	$9,166	$(10,935)	$20,101
Net cash provided by operating activities decreased $4.6 million in 2015 compared with 2014 primarily due to the change in other operating activities, which was largely attributable to the changes in environmental liabilities and deferred taxes.
The change in net cash used for investing activities was primarily due to the acquisition of Weston Brands in 2014.

	2015	2014	Change
Financing activities:
Net additions (reductions) to revolving credit agreements	$4,912	$35,006	$(30,094)
Cash dividends paid to NACCO	(15,000)	(22,300)	7,300
Other	—	(241)	241
Net cash provided by (used for) financing activities	$(10,088)	$12,465	$(22,553)

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The change in net cash provided by (used for) financing activities was primarily the result of a decrease in borrowings under the HBB Facility in 2015 compared with an increase in borrowings in 2014 to fund the acquisition of Weston Brands, partially offset by a decrease in cash dividends paid to NACCO in 2015.
Financing Activities
HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires in July 2019. The obligations under the HBB Facility are secured by substantially all of HBB's assets. The approximate book value of HBB's assets held as collateral under the HBB Facility was $253.9 million as of December 31, 2015. At December 31, 2015, the borrowing base under the HBB Facility was $111.6 million and borrowings outstanding under the HBB Facility were $57.5 million. At December 31, 2015, the excess availability under the HBB Facility was $54.1 million.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible accounts receivable, inventory and trademarks of the borrowers, as defined in the HBB Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the HBB Facility. A portion of the availability is denominated in Canadian dollars to provide funding to HBB's Canadian subsidiary. Borrowings bear interest at a floating rate, which can be a base rate, LIBOR or bankers' acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective December 31, 2015, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.50%, respectively. The applicable margins, effective December 31, 2015, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.00% and 1.50%, respectively. The HBB Facility also requires a fee of 0.25% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability. The floating rate of interest applicable to the HBB Facility at December 31, 2015 was 2.72%, including the floating rate margin and the effect of the interest rate swap agreement.

To reduce the exposure to changes in the market rate of interest, HBB has entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require HBB to receive a variable interest rate and pay a fixed interest rate. HBB has interest rate swaps with notional values totaling $20.0 million at December 31, 2015 at an average fixed interest rate of 1.4%. See Note 2 and Note 9 to the Consolidated Financial Statements in this Form10-K for further discussion of HBB's interest rate swap agreements.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to NACCO, subject to achieving availability thresholds. Dividends are discretionary to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $25.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At December 31, 2015, HBB was in compliance with all covenants in the HBB Facility.

HBB believes funds available from cash on hand at the Company, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the HBB Facility in July 2019.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of HBB as of December 31, 2015:

	Payments Due by Period
Contractual Obligations	Total	2016	2017	2018	2019	2020	Thereafter
HBB Facility	$57,514	$7,514	$—	$—	$50,000	$—	$—
Variable interest payments on HBB Facility	7,560	1,989	2,085	2,219	1,267	—	—
Other debt	852	852	—	—	—	—	—
Purchase and other obligations	166,074	156,494	3,257	3,196	3,127	—	—
Operating leases	43,845	4,588	5,260	5,060	5,070	5,136	18,731
Total contractual cash obligations	$275,845	$171,437	$10,602	$10,475	$59,464	$5,136	$18,731
Not included in the table above, HBB has a long-term liability of approximately $0.8 million for unrecognized tax benefits, including interest and penalties, as of December 31, 2015. At this time, the Company is unable to make a reasonable estimate of the timing of payments due to, among other factors, the uncertainty of the timing and outcome of its audits.
An event of default, as defined in the HBB Facility and in HBB’s operating agreements, could cause an acceleration of the payment schedule. No such event of default has occurred or is anticipated to occur.
HBB’s variable interest payments are calculated based upon HBB's anticipated payment schedule and the December 31, 2015 base rate and applicable margins, as defined in the HBB Facility. A 1/8% increase in the base rate would increase HBB’s estimated total annual interest payments on the HBB Facility by approximately $1.0 million.
The purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll and incentive compensation.
Pension funding can vary significantly each year due to plan amendments, changes in the market value of plan assets, legislation and the Company’s decisions to contribute above the minimum regulatory funding requirements. As a result, pension funding has not been included in the table above. HBB does not expect to contribute to its U.S. pension plans in 2016 and expects to contribute less than $0.1 million to its non-U.S. pension plans in 2016. Pension benefit payments are made from assets of the pension plans.
Off Balance Sheet Arrangements
HBB has not entered into any off balance sheet financing arrangements, other than operating leases, which are disclosed in the contractual obligations table above.
Capital Expenditures
Following is a table which summarizes actual and planned capital expenditures (in millions):

	Planned	Actual	Actual
	2016	2015	2014
HBB	$8.2	$4.4	$4.5
Planned expenditures for 2016 are primarily for improvements to HBB’s information technology infrastructure and tooling for new products. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Capital Structure
HBB’s capital structure is presented below:

	December 31
	2015	2014	Change
Cash and cash equivalents	$474	$1,442	$(968)
Other net tangible assets	94,353	85,329	9,024
Goodwill and intangible assets, net	14,915	16,295	(1,380)
Net assets	109,742	103,066	6,676
Total debt	(58,365)	(53,453)	(4,912)
Total equity	$51,377	$49,613	$1,764
Debt to total capitalization	53%	52%	1%

Net assets increased $6.7 million from December 31, 2014 primarily due to a decrease in accounts payable partially offset by a decrease in accounts receivable and inventory. The decrease in accounts payable and inventory was primarily due to a shift in the timing of inventory purchases and payments, and the decrease in accounts receivable was primarily due to a shift in the timing of sales and collections in 2015 compared with 2014.

Total debt increased $4.9 million due to the timing of working capital payments.

Total equity increased $1.8 million due to HBB's 2015 net income of $19.7 million partially offset by $15.0 million of dividends paid to NACCO during 2015 and a $3.0 million increase in accumulated other comprehensive loss, mainly due to changes in foreign currency translation adjustment.

OUTLOOK

Consumer habits are changing. Consumer traffic to retail locations has been declining as consumers buy more over the Internet, or utilize the Internet for comparison shopping, which has resulted in reduced visits to physical store locations. This trend, as well as financial pressures experienced by the middle-market consumer, have created continued uncertainty about the overall growth prospects for the U.S. retail market for small appliances, including growth prospects for both in-store and internet sales. As a result, volumes in 2016 in the market in which HBB's core brands participate are projected to be comparable with 2015. The Canadian retail market is also expected to be difficult since the Canadian economy continues to struggle. However, the hunting, gardening and food enthusiast markets, where Weston participates, as well as the international and commercial markets in which HBB participates, are expected to grow moderately.

In spite of current market conditions, HBB expects consolidated sales volumes in 2016 to increase moderately compared with 2015 due to enhanced distribution and increased placement of higher-margin products in its core small kitchen appliance business. HBB's international and commercial product sales volumes are expected to increase in 2016 compared with 2015 as a result of the company's strategic initiatives. While the company believes there are a number of placement opportunities that can be secured going forward for the Weston-branded business, Weston's lower-margin, private-label business is expected to experience reduced distribution in 2016 as compared with 2015 as a result of fewer placements at a large customer account.

HBB continues to focus on strengthening its North American consumer market position through product innovation, promotions, increased placements and branding programs, together with appropriate levels of advertising for the company's highly successful and innovative product lines and its line of Weston products. HBB will continue to introduce new innovative products, as well as upgrades to certain existing products across a wide range of brands, price points and categories in both the retail and commercial marketplace, leveraging its strong brand portfolio, which now includes Proctor Silex®, Hamilton Beach®, Weston®, Wolf Gourmet® and Jamba®. HBB's new Jamba®-branded and Wolf Gourmet® -branded products, both of which entered the market in the first half of 2015, are expected to gain market position in 2016. Specifically, HBB secured its lead distribution partners for the Wolf Gourmet® -branded products in 2015 and expects to add additional distribution channels in 2016 both domestically and in its Canadian and Mexican markets. The company also expects to

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

increase its Jamba distribution channels in 2016. Volumes for these products are expected to build gradually in 2016. HBB expects its global, growing commercial business to benefit from broadening the distribution of several newer products, including the FuryTM and EclipseTM high-performance blenders and a new line of food blenders. Finally, HBB continues to pursue other opportunities to create additional product lines and new brands that can be distributed in high-end or specialty stores and on the Internet, including the introduction of the Hamilton Beach® Professional premium line of counter-top kitchen appliances. This product line, which is inspired by products used in commercial kitchens but customized for use in home kitchens, is expected to be available starting in mid-2016. These products, as well as other new product introductions in the pipeline for 2016, are expected to enhance both revenues and operating profit. As a result of these new products and execution of the company's strategic initiatives, both domestically and internationally, HBB expects a moderate increase in revenues in 2016 compared with 2015, provided consumer spending is at expected levels.

Overall, HBB's full-year 2016 net income is expected to increase compared with 2015. The anticipated increase in sales volumes and revenues, resulting from increased distribution and continued implementation and execution of HBB's strategic initiatives, is expected to be partially offset by unfavorable currency relationships based on currency rates in effect at the end of 2015. HBB continues to monitor both currency effects and commodity costs closely and intends to continue to adjust product prices and product placements, as market conditions permit.

Cash flow before financing activities in 2016 is expected to be substantially higher than in 2015. Capital expenditures are expected to be $8.2 million in 2016.

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
FINANCIAL REVIEW
Operating Results
The results of operations for KC were as follows for the years ended December 31:

	2015	2014	2013
Revenues	$150,988	$168,545	$196,033
Operating profit (loss)	$165	$(7,075)	$(10,903)
Interest expense	$131	$367	$390
Other expense	$86	$65	$70
Net loss	$(420)	$(4,603)	$(6,884)
Effective income tax rate	n/m	38.7%	39.4%

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

2015 Compared with 2014
The following table identifies the components of change in revenues for 2015 compared with 2014:

Revenues
2014	$168,545
Increase (decrease) from:
Le Gourmet Chef ("LGC") closed stores	(11,365)
KC closed stores	(10,050)
KC comparable stores	(2,055)
Other	(459)
KC new stores	6,372
2015	$150,988
Revenues decreased 10.4% in 2015 compared with 2014. The decrease was primarily the result of the loss of sales from closing unprofitable LGC and KC stores during 2015 and 2014 and a decline in comparable store sales at KC. The decrease in KC comparable store sales resulted from fewer customer visits, a reduction in store transactions and a decrease in the average sales transaction value for 2015 compared with 2014. These decreases were partially offset by sales at newly opened KC stores.
At December 31, 2015, KC operated 229 stores compared with 248 stores at December 31, 2014.
The following table identifies the components of change in operating profit (loss) for 2015 compared with 2014:

Operating profit (loss)
2014	$(7,075)
Increase (decrease) from:
KC comparable stores	2,189
Selling, general and administrative expenses and other	1,434
LGC closed stores	1,141
Lease termination penalties	1,121
KC closed stores	898
Asset impairment charges	877
KC new stores	455
Affordable Care Act ("ACA") penalty	(875)
2015	$165
KC reported operating profit of $0.2 million in 2015 compared with an operating loss of $7.1 million in 2014, primarily as a result of improvements in KC comparable store operating margins, lower Selling, general and administrative expenses, closing unprofitable LGC and KC stores and a reduction in lease termination penalties in 2015 compared with 2014. Comparable store operating margins improved due to fewer promotional sales and mark-downs, a shift in mix to higher-margin products and a reduction in store expenses. Selling general and administrative expenses decreased mainly from a reduction in employee-related expenses and depreciation.
KC reported a net loss of $0.4 million in 2015 compared with a net loss of $4.6 million in 2014 primarily due to the factors affecting the change in operating loss partially offset by an increase in the effective income tax rate in 2015 due to the non-deductible ACA penalty.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

2014 Compared with 2013
The following table identifies the components of change in revenues for 2014 compared with 2013:

Revenues
2013	$196,033
Increase (decrease) from:
Closed stores	(30,467)
KC comparable stores	(5,491)
LGC comparable stores	(2,450)
KC new stores	10,639
Other	281
2014	$168,545
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
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the change in cash flow for the years ended December 31:

	2015	2014	Change
Operating activities:
Net loss	$(420)	$(4,603)	$4,183
Depreciation	1,558	3,048	(1,490)
Other	771	(943)	1,714
Working capital changes	10,639	9,595	1,044
Net cash provided by operating activities	12,548	7,097	5,451

Investing activities:
Expenditures for property, plant and equipment	(1,806)	(1,193)	(613)
Other	38	401	(363)
Net cash used for investing activities	(1,768)	(792)	(976)

Cash flow before financing activities	$10,780	$6,305	$4,475
Net cash provided by operating activities increased $5.5 million during 2015 compared with 2014 primarily due to the decreased net loss in 2015 compared with 2014.

	2015	2014	Change
Financing activities:
Net additions (reductions) of revolving credit agreements	$—	$(1,460)	$1,460
Financing fees paid	—	(92)	92
Net cash provided by (used for) financing activities	$—	$(1,552)	$1,552
The $1.6 million change in net cash provided by (used for) financing activities during 2015 compared with 2014 was primarily due to the repayment during 2014 of amounts outstanding at December 31, 2013 under the KC revolving credit agreement. KC had no borrowings outstanding under the KC revolving credit agreement as of December 31, 2015 and December 31, 2014.
Financing Activities
KC has a $25.0 million secured revolving line of credit that expires in September 2019 (the “KC Facility”). The obligations under the KC Facility are secured by substantially all assets of KC. The approximate book value of KC's assets held as collateral under the KC Facility was $53.4 million as of December 31, 2015. At December 31, 2015, the borrowing base and excess availability under the KC Facility were $18.3 million. KC had no borrowings outstanding under the KC Facility.

The maximum availability under the KC Facility is derived from a borrowing base formula using KC's eligible inventory and eligible credit card accounts receivable, as defined in the KC Facility. Borrowings bear interest at a floating rate plus a margin based on the excess availability under the agreement, as defined in the KC Facility, which can be either a base rate plus a margin of 1.00% or LIBOR plus a margin of 2.00% as of December 31, 2015. The KC Facility also requires a fee of 0.32% per annum on the unused commitment.

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
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

such payment and maintaining a minimum fixed charge coverage ratio of 1.1 to 1.0, as defined in the KC Facility; (ii) $2.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $7.5 million after giving effect to such payment and (iii) in such amounts as determined by KC, so long as KC has excess availability under the KC Facility of $15.0 million after giving effect to such payment. At December 31, 2015, KC was in compliance with all financial covenants in the KC Facility.

KC believes funds available from cash on hand at the Company, the KC Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the KC Facility expires in September 2019.

Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of KC as of December 31, 2015:

	Payments Due by Period
Contractual Obligations	Total	2016	2017	2018	2019	2020	Thereafter
Purchase and other obligations	$23,020	$23,020	$—	$—	$—	$—	$—
Operating leases	76,431	19,844	15,996	12,366	8,827	6,471	12,927
Total contractual cash obligations	$99,451	$42,864	$15,996	$12,366	$8,827	$6,471	$12,927
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
Capital Expenditures
Following is a table which summarizes actual and planned capital expenditures (in millions):

	Planned	Actual	Actual
	2016	2015	2014
KC	$2.4	$1.8	$1.2
Planned expenditures in 2016 for property, plant and equipment are primarily for improvements to KC’s information technology infrastructure, store remodels and new store fixtures. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Capital Structure
KC’s capital structure is presented below.

	December 31
	2015	2014	Change
Cash and cash equivalents	$16,314	$5,534	$10,780
Other net tangible assets	15,436	26,636	(11,200)
Net assets	31,750	32,170	(420)
Total debt	—	—	—
Total equity	$31,750	$32,170	$(420)
Debt to total capitalization	(a)	(a)	(a)
(a)Debt to total capitalization is not meaningful.

Other net tangible assets decreased $11.2 million from December 31, 2014 primarily due to a significant reduction in inventory and the change in intercompany taxes from a receivable to a payable position, partially offset by a decrease in accounts payable. The decreases in inventory and accounts payable are primarily from a reduction in the number of stores and a decrease in average inventory per store at December 31, 2015 compared with December 31, 2014.

OUTLOOK

The overall retail outlet and traditional mall market experienced lower consumer traffic in 2015 as a result of changing consumer habits. Consumer traffic to retail locations has been declining as consumers buy more over the Internet, or utilize the Internet for comparison shopping, which has resulted in reduced visits to physical store locations. These trends are expected to continue in 2016. Financial pressures on middle-market consumers interested in housewares and small appliances have also adversely affected sales trends in these categories over the last few years. All of these factors are expected to continue to limit KC's target consumers' spending on housewares and small appliances at its mall locations. Given this market environment, KC realigned its business by closing nearly 100 underperforming stores during 2014 and 2015, while only opening 24 stores, leaving a smaller number of core Kitchen Collection® outlet stores which are expected to perform with acceptable profitability.

As a result of ongoing market weakness, KC anticipates 2016 revenues and results to be comparable with 2015. KC believes its remaining stores are well-positioned to allow the company to perform at close to break-even in the current challenging environment and to take advantage of any future market rebound. Cash flow before financing activities is expected to be positive in 2016 but substantially lower than 2015.

Longer term, KC plans to focus on comparable store sales growth within its smaller core store portfolio. KC expects to accomplish this by increasing closure rates through continued refinement of its format, ongoing review of specific product offerings, merchandise mix, store displays and appearance and enhancing customers' store experience through improved customer interactions. Increasing sales of higher-margin products will also continue to be a key focus, as well as continuing to evaluate and, as lease contracts permit, terminate or restructure leases for underperforming and loss-generating stores.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NACCO AND OTHER
NACCO and Other includes the parent company operations and Bellaire Corporation ("Bellaire"), a non-operating subsidiary of NACCO. Although Bellaire’s operations are immaterial, it has long-term liabilities related to closed mines, primarily from former Eastern U.S. underground coal mining activities.
FINANCIAL REVIEW
Operating Results
The results of operations at NACCO and Other were as follows for the years ended December 31:

	2015	2014	2013
Revenues	$—	$—	$—
Operating loss	$(4,248)	$(5,456)	$(6,233)
Other expense, including closed mine obligations	$649	$2,284	$1,547
Net loss	$(3,346)	$(5,344)	$(5,718)

2015 Compared with 2014

NACCO and Other recognized a decreased operating loss in 2015 compared with 2014. The decrease in the operating loss was primarily due to higher management fees charged to the subsidiaries and lower employee-related expenses in 2015. In 2014, employee-related expenses included the unfavorable impact of a prior period accounting error. As a result of the error, the Company recorded a $1.1 million charge included in Selling, general and administrative expenses in NACCO and Other in 2014. See Note 18 to the Consolidated Financial Statements in this Form 10-K for further discussion of this error.

NACCO and Other recognized a decrease in Other expense primarily due to revisions of estimated cash flows for the Bellaire asset retirement obligation.

NACCO and Other recognized a net loss of $3.3 million in 2015 compared with a net loss of $5.3 million in 2014 primarily due to the factors affecting the operating loss and other (income) expense.

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
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

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

	2015	2014	2013
NACoal	$5,328	$4,521	$3,136
HBB	$3,654	$3,714	$3,424
KC	$270	$260	$250
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
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of NACCO and Other as of December 31, 2015:

Contractual Obligations	Total	2016	2017	2018	2019	2020	Thereafter
Operating leases	$2,491	$279	$279	$279	$279	$279	$1,096
Income taxes payable	1,935	1,935	—	—	—	—	—
Purchase and other obligations	6,682	6,682	—	—	—	—	—
Total contractual cash obligations	$11,108	$8,896	$279	$279	$279	$279	$1,096
Pension and postretirement funding can vary significantly each year due to plan amendments, changes in the market value of plan assets, legislation and the Company’s funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension and postretirement funding has not been included in the table above. NACCO does not expect to contribute to its pension plan during 2016. NACCO and Other maintains one supplemental retirement plan that pays monthly benefits to participants directly out of corporate funds. Annual benefit payments are expected to be less than $0.1 million per year over the next ten years. Benefit payments beyond that time cannot currently be estimated. All other pension benefit payments are made from assets of the pension plan.
The purchase and other obligations are primarily for accounts payable, open purchase orders, accrued payroll and incentive compensation.
NACCO and Other has a long-term liability for asset retirement obligations of $16.1 million that is not included in the table above due to the uncertainty of the timing of payments to settle these liabilities.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Off Balance Sheet Arrangements
NACCO has not entered into any off balance sheet financing arrangements, other than operating leases, which are disclosed in the contractual obligations table above.
Capital Structure
NACCO’s consolidated capital structure is presented below:

	December 31
	2015	2014	Change
Cash and cash equivalents	$52,499	$61,135	$(8,636)
Other net tangible assets	278,786	355,071	(76,285)
Goodwill and intangible assets, net	63,096	67,074	(3,978)
Net assets	394,381	483,280	(88,899)
Total debt	(169,982)	(247,898)	77,916
Closed mine obligations	(23,261)	(23,907)	646
Total equity	$201,138	$211,475	$(10,337)
Debt to total capitalization - continuing operations	46%	54%	(8)%

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting Standards Adopted in 2015: In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." This update requires an entity to classify deferred tax liabilities and assets as noncurrent within a classified statement of financial position.  ASU 2015-17 is effective for annual and interim reporting periods beginning after December 15, 2016.  This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  Early application is permitted as of the beginning of the interim or annual reporting period.  The Company retrospectively adopted this guidance during the fourth quarter of 2015. Accordingly, the Company reclassified current deferred taxes to non-current on the December 31, 2014 Balance Sheet, which increased non-current deferred income taxes by $18.6 million. See Note 15 to the Consolidated Financial Statements for further discussion of deferred taxes.

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

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early application is permitted. In August 2015, the FASB issued ASU 2015-15, "Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update)."  ASU 2015-15 amends Subtopic 835-30 to include that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of debt issuance costs over the term of the line-of-credit arrangement, whether or not there are any outstanding borrowings on the line-of-credit arrangement. This guidance is effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, "Inventory - Simplifying the Measurement of Inventory," which requires that inventory be measured at lower of cost or net realizable value. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted. The Company does not expect the adoption of this guidance to have a material effect on the Company's financial position, results of operations, cash flows and related disclosures.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which modifies how entities measure equity investments and present changes in the fair value of financial liabilities; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; changes presentation and disclosure requirements; and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted. The Company is evaluating the impact that this new guidance will have on the Company’s financial position, results of operations, cash flows and related disclosures.
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
ENVIRONMENTAL MATTERS
The Company’s previous manufacturing operations, like those of other companies engaged in similar businesses, involved the use, disposal and cleanup of substances regulated under environmental protection laws. The Company’s NACoal and Bellaire subsidiaries are affected by the regulations of numerous agencies, particularly the Federal Office of Surface Mining, the U.S. Environmental Protection Agency, the U.S. Army Corps of Engineers and associated state regulatory authorities. In addition, NACoal and Bellaire closely monitor proposed legislation and regulation concerning SMCRA, CAA, CPP, reauthorization of the Resource Conservation and Recovery Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Endangered Species Act and other regulatory actions.
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

NACoal: (1) changes in tax laws or regulatory requirements, including changes in mining or power plant emission regulations and health, safety or environmental legislation, (2) changes in costs related to geological conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (3) regulatory actions, changes in mining permit requirements or delays in obtaining mining permits that could affect deliveries to customers, (4) weather conditions, extended power plant outages or other events that would change the level of customers' coal or limerock requirements, (5) weather or equipment problems that could affect deliveries to customers, (6) changes in the power industry that would affect demand for NACoal's reserves, (7) changes in the costs to reclaim NACoal mining areas, (8) costs to pursue and develop new mining opportunities, (9) changes or termination of a long-term mining contract, or a customer default under a contract, (10) the timing and pricing of transactions to dispose of assets at the Centennial operations, and (11) increased competition, including consolidation within the industry.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

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
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its liabilities. The fair value of the Company's interest rate swap agreements was a payable of $0.7 million at December 31, 2015. A hypothetical 10% decrease in interest rates would cause a decrease of $0.5 million in the fair value of interest rate swap agreements and the resulting fair value would be a payable of $1.2 million.
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
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. The fair value of the Company's foreign currency exchange contracts was a net receivable of $0.4 million at December 31, 2015. Assuming a hypothetical 10% weakening of the U.S. dollar compared with the Canadian dollar at December 31, 2015, the fair value of foreign currency-sensitive financial instruments, which represents forward foreign currency exchange contracts, would be decreased by $1.2 million compared with its fair value at December 31, 2015. It is important to note that the change in fair value indicated in this sensitivity analysis would be somewhat offset by changes in the fair value of the underlying receivables and payables.
COMMODITY PRICE RISK
The Company uses certain commodities, including steel and diesel fuel, in the normal course of its mining processes. As such, the cost of operations is subject to variability as the market for these commodities changes. The Company monitors this risk and utilizes forward purchase contracts to manage a portion of NACoal's exposure related to diesel fuel volatility. There have been no material changes in the Company's commodity price risk during 2015.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is set forth in the Financial Statements and Supplementary Data contained in Part IV of this Form 10-K and is hereby incorporated herein by reference to such information.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure for the three-year period ended December 31, 2015.

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
Management's report on internal control over financial reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework (2013 framework), management concluded that the Company's internal control over financial reporting was effective as of December 31, 2015. The Company's effectiveness of internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 15 of this Form 10-K and incorporated herein by reference.
Changes in internal control: There have been no changes in the Company's internal control over financial reporting, that occurred during the fourth quarter of 2015, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. OTHER INFORMATION
None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to Directors of the Company will be set forth in the 2016 Proxy Statement under the subheadings “Proposals To Be Voted On At The 2016 Annual Meeting — Proposal 1 — Election of Directors — Director Nominee Information,” which information is incorporated herein by reference.
Information with respect to the audit review committee and the audit review committee financial expert will be set forth in the 2016 Proxy Statement under the subheading “Corporate Governance Information — Directors' Meetings and Committees,” which information is incorporated herein by reference.
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Company's Directors, executive officers and holders of more than ten percent of the Company's equity securities will be set forth in the 2016 Proxy Statement under the subheading “Other Important Information — Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.
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
Item 11. EXECUTIVE COMPENSATION
Information with respect to executive compensation will be set forth in the 2016 Proxy Statement under the headings “Executive Compensation Information” and “Proposals To Be Voted On At The 2016 Annual Meeting — Proposal 1 — Election of Directors — Director Compensation,” which information is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2016 Proxy Statement under the subheading “Other Important Information — Beneficial Ownership of Class A Common and Class B Common,” which information is incorporated herein by reference.
Information with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance will be set forth in the 2016 Proxy Statement under the subheading “Other Important Information — Equity Compensation Plan Information," which information is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to certain relationships and related transactions will be set forth in the 2016 Proxy Statement under the subheadings “Corporate Governance Information — Review and Approval of Related Person Transactions,” which information is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services will be set forth in the 2016 Proxy Statement under the heading “Proposals To Be Voted On At The 2016 Annual Meeting — Proposal 3 — Ratification of the Appointment of Ernst & Young LLP as the Company's Independent Registered Public Accounting Firm for 2016,” which information is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) and (2) The response to Item 15(a)(1) and (2) is set forth beginning at page F-1 of this Form 10-K.
(a) (3) Listing of Exhibits — See the exhibit index beginning at page X-1 of this Form 10-K.
(b) The response to Item 15(b) is set forth beginning at page X-1 of this Form 10-K.
(c) Financial Statement Schedules — The response to Item 15(c) is set forth beginning at page F-48 of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NACCO Industries, Inc.
By:	/s/ Elizabeth I. Loveman
Elizabeth I. Loveman
Vice President and Controller (principal financial and accounting officer)

March 2, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alfred M. Rankin, Jr.	Chairman, President and Chief Executive Officer (principal executive officer), Director	March 2, 2016
Alfred M. Rankin, Jr.

/s/ Elizabeth I. Loveman	Vice President and Controller (principal financial and accounting officer)	March 2, 2016
Elizabeth I. Loveman

* Scott S. Cowen	Director	March 2, 2016
Scott S. Cowen

* John P. Jumper	Director	March 2, 2016
John P. Jumper

* Dennis W. LaBarre	Director	March 2, 2016
Dennis W. LaBarre

* Richard de J. Osborne	Director	March 2, 2016
Richard de J. Osborne

* James A. Ratner	Director	March 2, 2016
James A. Ratner

* Britton T. Taplin	Director	March 2, 2016
Britton T. Taplin

* David F. Taplin	Director	March 2, 2016
David F. Taplin

* David B. H. Williams	Director	March 2, 2016
David B. H. Williams

* Elizabeth I. Loveman, by signing her name hereto, does hereby sign this Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.

/s/ Elizabeth I. Loveman	March 2, 2016
Elizabeth I. Loveman, Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a)(1) AND (2), AND ITEM 15(c)
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULES
YEAR ENDED DECEMBER 31, 2015
NACCO INDUSTRIES, INC.
CLEVELAND, OHIO

FORM 10-K
ITEM 15(a)(1) AND (2)
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
The following consolidated financial statements of NACCO Industries, Inc. and Subsidiaries are incorporated by reference in Item 8:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm — For each of the three years in the period ended December 31, 2015.	F-3
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm on Internal Control over Financial Reporting — Year ended December 31, 2015.	F-4
Consolidated Statements of Operations — Year ended December 31, 2015, 2014 and 2013.	F-5
Consolidated Statements of Comprehensive Income (Loss) — Year ended December 31, 2015, 2014 and 2013.	F-6
Consolidated Balance Sheets — December 31, 2015 and December 31, 2014.	F-7
Consolidated Statements of Cash Flows — Year ended December 31, 2015, 2014 and 2013.	F-8
Consolidated Statements of Equity — Year ended December 31, 2015, 2014 and 2013.	F-9
Notes to Consolidated Financial Statements.	F-10
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of NACCO Industries, Inc.

We have audited the accompanying consolidated balance sheets of NACCO Industries, Inc and Subsidiaries (collectively “the Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NACCO Industries, Inc. and Subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NACCO Industries, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
March 2, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of NACCO Industries, Inc.

We have audited NACCO Industries, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). NACCO Industries, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s report on internal control over financial reporting in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, NACCO Industries, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NACCO Industries, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated our report dated March 2, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
March 2, 2016

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2015	2014	2013
	(In thousands, except per share data)
Revenues	$915,860	$896,782	$932,666
Cost of sales	736,364	711,710	711,375
Gross profit	179,496	185,072	221,291
Earnings of unconsolidated mines	48,432	48,396	46,429
Operating expenses
Selling, general and administrative expenses	193,925	198,697	199,331
Centennial long-lived asset impairment charge	—	105,119	—
Centennial goodwill impairment charge	—	—	3,973
Amortization of intangible assets	3,987	3,300	3,668
(Gain) loss on sale of assets	(1,811)	(7,339)	(588)
	196,101	299,777	206,384
Operating profit (loss)	31,827	(66,309)	61,336
Other expense (income)
Interest expense	6,924	7,566	4,775
Income from other unconsolidated affiliates	(2,040)	(161)	(1,432)
Closed mine obligations	919	2,582	1,817
Other, net, including interest income	1,225	277	456
	7,028	10,264	5,616
Income (loss) before income tax provision (benefit)	24,799	(76,573)	55,720
Income tax provision (benefit)	2,815	(38,455)	11,270
Net income (loss)	$21,984	$(38,118)	$44,450

Basic earnings (loss) per share	$3.14	$(5.02)	$5.48

Diluted earnings (loss) per share	$3.13	$(5.02)	$5.47

Basic weighted average shares outstanding	7,001	7,590	8,105
Diluted weighted average shares outstanding	7,022	7,590	8,124

See notes to consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2015	2014	2013
	(In thousands)
Net income (loss)	$21,984	$(38,118)	$44,450
Other comprehensive income (loss)
Foreign currency translation adjustment	(2,756)	(1,896)	(229)
Deferred gain on available for sale securities, net of tax	17	442	729
Current period cash flow hedging activity, net of $357 tax benefit in 2015, $838 tax benefit in 2014 and $477 tax expense in 2013	(577)	(1,518)	810
Reclassification of hedging activities into earnings, net of $191 tax benefit in 2015, $489 tax benefit in 2014 and $95 tax benefit in 2013	409	898	152
Current period pension and postretirement plan adjustment, net of $1,222 tax benefit in 2015, $3,292 tax benefit in 2014 and $5,531 tax expense in 2013	(1,204)	(6,483)	8,022
Curtailment gain into earnings, net of $718 tax expense in 2013	—	—	(983)
Reclassification of pension and postretirement adjustments into earnings, net of $420 tax benefit in 2015, $313 tax benefit in 2014 and $740 tax benefit in 2013	856	627	1,101
Total other comprehensive income (loss)	$(3,255)	$(7,930)	$9,602
Comprehensive income (loss)	$18,729	$(46,048)	$54,052
See notes to consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2015	2014
	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$52,499	$61,135
Accounts receivable, net of allowances of $19,801 in 2015 and $17,327 in 2014	111,020	123,466
Accounts receivable from affiliates	3,085	57,421
Inventories, net	165,016	190,382
Assets held for sale	17,497	1,319
Prepaid expenses and other	12,317	13,424
Total current assets	361,434	447,147
Property, plant and equipment, net	132,539	159,644
Goodwill	6,253	6,253
Other intangibles, net	56,843	60,821
Deferred income taxes	42,013	34,372
Other non-current assets	56,326	62,283
Total assets	$655,408	$770,520
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$100,300	$133,668
Revolving credit agreements of subsidiaries — not guaranteed by the parent company	8,365	55,000
Current maturities of long-term debt of subsidiaries — not guaranteed by the parent company	1,504	1,467
Accrued income taxes	1,935	4,015
Accrued payroll	40,854	23,567
Accrued cooperative advertising	10,676	9,899
Other current liabilities	28,112	27,065
Total current liabilities	191,746	254,681
Long-term debt of subsidiaries — not guaranteed by the parent company	160,113	191,431
Asset retirement obligations	39,780	37,399
Pension and other postretirement obligations	10,046	10,616
Other long-term liabilities	52,585	64,919
Total liabilities	454,270	559,046
Stockholders’ equity
Common stock:
Class A, par value $1 per share, 5,265,446 shares outstanding (2014 - 5,662,214 shares outstanding)	5,265	5,662
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,571,727 shares outstanding (2014 - 1,573,292 shares outstanding)	1,572	1,573
Capital in excess of par value	—	—
Retained earnings	217,745	224,428
Accumulated other comprehensive loss	(23,444)	(20,189)
Total stockholders’ equity	201,138	211,474
Total liabilities and equity	$655,408	$770,520
See notes to consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2015	2014	2013
	(In thousands)
Operating Activities
Net income (loss)	$21,984	$(38,118)	$44,450

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	23,680	28,070	24,572
Amortization of deferred financing fees	1,089	229	614
Deferred income taxes	(6,942)	(41,347)	(7,646)
Centennial long-lived asset impairment charge	—	105,119	—
Centennial goodwill impairment charge	—	—	3,973
(Gain) loss on sale of assets	(1,811)	(7,339)	(588)
Other	1,754	14,667	(14,572)
Working capital changes, excluding the effect of business acquisitions:
Accounts receivable	66,486	(22,506)	(2,779)
Inventories	24,149	(879)	(14,871)
Other current assets	4,530	201	(802)
Accounts payable	(28,867)	(2,963)	4,851
Other current liabilities	1,950	(15,335)	15,863
Net cash provided by operating activities	108,002	19,799	53,065

Investing Activities
Expenditures for property, plant and equipment	(10,615)	(57,500)	(57,449)
Acquisition of business	(413)	(25,000)	—
Proceeds from the sale of assets	3,471	8,134	2,504
Cash payment for cost method investment	—	—	(5,000)
Other	(734)	(568)	(789)
Net cash used for investing activities	(8,291)	(74,934)	(60,734)

Financing Activities
Reductions of long-term debt	(6,282)	(9,399)	(15,803)
Net additions (reductions) to revolving credit agreements	(71,635)	73,546	19,654
Cash dividends paid	(7,296)	(7,755)	(8,104)
Purchase of treasury shares	(24,010)	(35,075)	(31,306)
Financing fees paid	—	(333)	(1,209)
Other	922	(5)	(8)
Net cash provided by (used for) financing activities	(108,301)	20,979	(36,776)

Effect of exchange rate changes on cash	(46)	(99)	(20)
Cash and Cash Equivalents
Decrease for the year	(8,636)	(34,255)	(44,465)
Balance at the beginning of the year	61,135	95,390	139,855
Balance at the end of the year	$52,499	$61,135	$95,390
See notes to consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Available for Sale Securities	Deferred Gain (Loss) on Cash Flow Hedging	Pension and Postretirement Plan Adjustment	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2013	$6,771	$1,582	$24,612	$270,227	$(574)	$292	$(286)	$(21,293)	$281,331
Stock-based compensation	83	—	1,724	—	—	—	—	—	1,807
Purchase of treasury shares	(565)	—	(26,336)	(4,405)	—	—	—	—	(31,306)
Conversion of Class B to Class A shares	1	(1)	—	—	—	—	—	—	—
Net income	—	—	—	44,450	—	—	—	—	44,450
Cash dividends on Class A and Class B common stock: $1.000 per share	—	—	—	(8,104)	—	—	—	—	(8,104)
Current period other comprehensive income (loss)	—	—	—	—	(229)	729	810	8,022	9,332
Current period curtailment gain	—	—	—	—	—	—	—	(983)	(983)
Reclassification adjustment to net income	—	—	—	—	—	—	152	1,101	1,253
Balance, December 31, 2013	$6,290	$1,581	$—	$302,168	$(803)	$1,021	$676	$(13,153)	$297,780
Stock-based compensation	28	—	2,544	—	—	—	—	—	2,572
Purchase of treasury shares	(664)	—	(2,544)	(31,867)	—	—	—	—	(35,075)
Conversion of Class B to Class A shares	8	(8)	—	—	—	—	—	—	—
Net income (loss)	—	—	—	(38,118)	—	—	—	—	(38,118)
Cash dividends on Class A and Class B common stock: $1.0225 per share	—	—	—	(7,755)	—	—	—	—	(7,755)
Current period other comprehensive income (loss)	—	—	—	—	(1,896)	442	(1,518)	(6,483)	(9,455)
Reclassification adjustment to net income	—	—	—	—	—		898	627	1,525
Balance, December 31, 2014	$5,662	$1,573	$—	$224,428	$(2,699)	$1,463	$56	$(19,009)	$211,474
Stock-based compensation	45	—	2,196	—	—	—	—	—	2,241
Purchase of treasury shares	(443)	—	(2,196)	(21,371)	—	—	—	—	(24,010)
Conversion of Class B to Class A shares	1	(1)	—	—	—	—	—	—	—
Net income	—	—	—	21,984	—	—	—	—	21,984
Cash dividends on Class A and Class B common stock: $1.0450 per share	—	—	—	(7,296)	—	—	—	—	(7,296)
Current period other comprehensive income (loss)	—	—	—	—	(2,756)	17	(577)	(1,204)	(4,520)
Reclassification adjustment to net income (loss)	—	—	—	—	—	—	409	856	1,265
Balance, December 31, 2015	$5,265	$1,572	$—	$217,745	$(5,455)	$1,480	$(112)	$(19,357)	$201,138
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

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

The North American Coal Corporation and its affiliated companies (collectively, “NACoal”) mine coal primarily for use in power generation and provide selected value-added mining services for other natural resources companies. Hamilton Beach Brands, Inc. (“HBB”) is a leading designer, marketer and distributor of small electric household and specialty housewares appliances as well as commercial products for restaurants, bars and hotels. The Kitchen Collection, LLC (“KC”) is a national specialty retailer of kitchenware operating under the Kitchen Collection®store name in outlet and traditional malls throughout the United States.

NACoal has two consolidated mining operations: Mississippi Lignite Mining Company (“MLMC”) and Centennial Natural Resources ("Centennial"). Centennial ceased coal production in the fourth quarter of 2015. NACoal also provides dragline mining services for independently owned limerock quarries in Florida. NACoal has the following wholly owned unconsolidated subsidiaries that each meet the definition of a variable interest entity and are accounted for using the equity method:

The Coteau Properties Company (“Coteau”)
The Falkirk Mining Company (“Falkirk”)
The Sabine Mining Company (“Sabine”)
Demery Resources Company, LLC (“Demery”)
Caddo Creek Resources Company, LLC (“Caddo Creek”)
Coyote Creek Mining Company, LLC (“Coyote Creek”)
Camino Real Fuels, LLC (“Camino Real”)
Liberty Fuels Company, LLC (“Liberty”)
Bisti Fuels Company, LLC ("Bisti")
NoDak Energy Services, LLC ("NoDak")

The unconsolidated subsidiaries, with the exception of NoDak (collectively the "Unconsolidated Mines"), were formed to develop, construct and/or operate surface coal mines under long-term contracts and are capitalized primarily with debt financing provided by or supported by their respective customers, and without recourse to NACCO and NACoal. The contracts with the customers of the unconsolidated subsidiaries provide for reimbursement to the company at a price based on actual costs plus an agreed pre-tax profit per ton of coal sold or actual costs plus a management fee. The fees earned at each mine adjust over time in line with various indices which reflect general inflation rates. Although NACoal owns 100% of the equity and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities or absorb any expected losses without additional support from the customers. The customers have a controlling financial interest and have the power to direct the activities that most significantly affect the economic performance of the entities. As a result, NACoal is not the primary beneficiary and therefore does not consolidate these entities' financial position or results of operations. The income taxes resulting from operations of the Unconsolidated Mines are solely the responsibility of the Company. The pre-tax income from the Unconsolidated Mines, excluding NoDak, is reported on the line “Earnings of unconsolidated mines” in the Consolidated Statements of Operations, with related taxes included in the provision for income taxes. The Company has included the pre-tax earnings of the Unconsolidated Mines, excluding NoDak, above operating profit as they are an integral component of the Company's business and operating results. The pre-tax income from NoDak is reported on the line "Income from other unconsolidated affiliates" in the "Other (income) expense" section of the Consolidated Statements of Operations, with the related income taxes included in the provision for income taxes. The unconsolidated subsidiaries are accounted for under the equity method. See Note 20 for further discussion.

Coteau, Falkirk, Sabine, Liberty and Coyote supply or will supply lignite coal for power generation. Demery and Caddo Creek supply lignite coal for the production of activated carbon. Camino Real supplies sub-bituminous coal for power generation. Bisti will supply sub-bituminous coal for power generation. NoDak operates and maintains a coal processing facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Coteau, Falkirk and Sabine were developed between 1974 and 1984. Demery commenced delivering coal in 2012 and anticipates achieving full production levels in 2017. Caddo Creek commenced delivering coal in late 2014. Camino Real commenced delivering coal in October 2015, and expects to mine approximately 2.5 million to 2.7 million tons of coal annually when at full production.

Liberty commenced production in 2013 but did not deliver any coal for power generation in 2015. Production levels at Liberty are expected to increase gradually beginning in 2016 and build to full production of approximately 4.6 million tons of coal annually beginning in 2023, although the timing of future deliveries will be affected by when the Kemper County Energy Facility is commissioned.

Coyote Creek is developing a mine in Mercer County, North Dakota, from which it expects to deliver approximately 2.5 million tons of coal annually beginning in mid-2016.

Bisti anticipates that it will replace an existing contract miner at an existing mine during the second half of 2016, after which it will make annual coal deliveries of between 5.0 million to 6.0 million tons.

North American Coal Corporation India Private Limited ("NACC India") was formed to provide technical business advisory services to the third-party owner of a coal mine in India.  During 2014, NACC India's customer defaulted on its contractual payment obligations and as a result of this default, NACC India terminated its contract with the customer and is pursuing contractual remedies. As a result of this default, NACoal recognized a $1.1 million after-tax charge to establish an allowance against the receivable from NACC India's customer during 2014. Prior to contract termination, NACC India met the definition of a variable interest entity of which NACoal was not the primary beneficiary and was accounted for using the equity method with net income or loss reported on the line "(Income) loss from other unconsolidated affiliates" in the "Other expense (income)" section of the Consolidated Statements of Operations. Subsequent to contract termination, NACC India is no longer a variable interest entity and its financial position and results of operations are consolidated by NACoal as of the contract termination date in 2014.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

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
Advertising Costs: Advertising costs, except for direct response advertising, are expensed as incurred. Total advertising expense was $21.8 million, $20.4 million and $20.1 million in 2015, 2014 and 2013, respectively. Included in these advertising costs are amounts related to cooperative advertising programs at HBB that are recorded as a reduction of sales in the Consolidated Statements of Operations as related revenues are recognized. Direct response advertising, which consists primarily of costs to produce television commercials for HBB products, is capitalized and amortized over the expected period of future benefits. No assets related to direct response advertising were capitalized at December 31, 2015 or 2014.
Product Development Costs: Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to $9.6 million, $9.6 million and $8.1 million in 2015, 2014 and 2013, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Stock Compensation: The Company maintains long-term incentive programs at all of its subsidiaries. The parent company has stock compensation plans that allow the grant of shares of Class A common stock, subject to restrictions, as a means of retaining and rewarding selected employees for long-term performance and to increase ownership in the Company. Shares awarded under the plans are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends at the earliest of (i) five years after the participant's retirement date, (ii) ten years from the award date, or (iii) the participant's death or permanent disability. Pursuant to the plans, the Company issued 37,986 and 32,591 shares related to the years ended December 31, 2015 and 2014, respectively. After the issuance of these shares, there were 163,182 shares of Class A common stock available for issuance under these plans. Compensation expense related to these share awards was $1.7 million ($1.1 million net of tax), $1.8 million ($1.2 million net of tax) and $0.9 million ($0.6 million net of tax) for the years ended December 31, 2015, 2014 and 2013, respectively. Compensation expense represents fair value based on the market price of the shares of Class A common stock at the grant date.
The Company also has a stock compensation plan for non-employee directors of the Company under which a portion of the non-employee director's annual retainer is paid in restricted shares of Class A common stock. For the year ended December 31, 2015, $75,000 of the non-employee director's annual retainer of $131,000 was paid in restricted shares of Class A common stock. For the years December 31, 2014 and December 31, 2013, $69,000 of the non-employee director's annual retainer of $125,000 was paid in restricted shares of Class A common stock. Shares awarded under the plan are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends at the earliest of (i) ten years from the award date, (ii) the date of the director's death or permanent disability, (iii) five years (or earlier with the approval of the Board of Directors) after the director's date of retirement from the Board of Directors, or (iv) the date the director has both retired from the Board of Directors and has reached age 70. Pursuant to this plan, the Company issued 11,496, 10,446 and 9,472 shares related to the years ended December 31, 2015, 2014 and 2013, respectively. In addition to the mandatory retainer fee received in restricted stock, directors may elect to receive shares of Class A common stock in lieu of cash for up to 100% of the balance of their annual retainer, meeting attendance fees, committee retainer and any committee chairman's fees. These voluntary shares are not subject to any restrictions. Total shares issued under voluntary elections were 2,553 in 2015, 1,335 in 2014, and 1,300 in 2013. After the issuance of these shares, there were 47,212 shares of Class A common stock available for issuance under this plan. Compensation expense related to these awards was $0.7 million ($0.5 million net of tax), $0.6 million ($0.4 million net of tax) and $0.6 million ($0.4 million net of tax) for the years ended December 31, 2015, 2014 and 2013, respectively. Compensation expense represents fair value based on the market price of the shares of Class A common stock at the grant date.
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
The Company uses interest rate swap agreements to partially reduce risks related to floating rate financing agreements that are subject to changes in the market rate of interest. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. The Company's interest rate swap agreements and its variable rate financings are predominately based upon LIBOR (London Interbank Offered Rate). Changes in the fair value of interest rate swap agreements that are effective as hedges are recorded in AOCI. Deferred gains or losses are reclassified from AOCI to the Consolidated Statement of Operations in the same period as the gains or losses from the underlying transactions are recorded

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

and are generally recognized in interest expense. The ineffective portion of derivatives that are classified as hedges is immediately recognized in earnings and included on the line “Other” in the “Other income (expense)” section of the Consolidated Statements of Operations.
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

Recently Issued Accounting Standards

Accounting Standards Adopted in 2015: In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." This update requires an entity to classify deferred tax liabilities and assets as noncurrent within a classified statement of financial position.  ASU 2015-17 is effective for annual and interim reporting periods beginning after December 15, 2016.  This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  Early application is permitted as of the beginning of the interim or annual reporting period.  The Company retrospectively adopted this guidance during the fourth quarter of 2015. Accordingly, the Company reclassified current deferred taxes to non-current on the December 31, 2014 Balance Sheet, which increased non-current deferred income taxes by $18.6 million. See Note 15 for further discussion of deferred taxes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

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

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early application is permitted. In August 2015, the FASB issued ASU 2015-15, "Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update)."  ASU 2015-15 amends Subtopic 835-30 to include that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of debt issuance costs over the term of the line-of-credit arrangement, whether or not there are any outstanding borrowings on the line-of-credit arrangement. This guidance is effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, "Inventory - Simplifying the Measurement of Inventory," which requires that inventory be measured at lower of cost or net realizable value. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted. The Company does not expect the adoption of this guidance to have a material effect on the Company's financial position, results of operations, cash flows and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which modifies how entities measure equity investments and present changes in the fair value of financial liabilities; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; changes presentation and disclosure requirements; and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted. The Company is evaluating the impact that this new guidance will have on the Company’s financial position, results of operations, cash flows and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)," which requires an entity to recognize assets and liabilities for the rights and obligations created by leased assets. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating how ASU 2016-02 will affect the Company's financial position, results of operations, cash flows and related disclosures.

NOTE 3—Other Transactions

NACoal: On July 31, 2015, NACoal's management and Board of Directors approved cessation of coal production at its Centennial mines in Alabama. NACoal ceased coal production at Centennial during the fourth quarter of 2015. The decision was made as a result of worsening conditions in the Alabama and global coal markets and the adverse effect regulatory changes had on Centennial’s business. As a result of this decision, revisions were made to Centennial's asset retirement obligations due to revised estimated cash flows and the timing of those cash flows, resulting in a $7.5 million charge during the third quarter of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

2015. Also as a result of this decision, the Company recognized a $0.6 million charge for severance and other employee benefit costs in 2015. Both of these charges are included in Cost of sales. See Note 7 for further discussion of the Company's asset retirement obligations.

As of December 31, 2015, the Company began actively marketing $17.5 million of Centennial's mine machinery and equipment. The Company classified these assets as held for sale during the fourth quarter of 2015 when management approved and committed to a formal plan of sale.

During the fourth quarter of 2014, NACoal's long-lived asset evaluation resulted in the Company recording a non-cash, asset impairment charge of $105.1 million on the line "Centennial long-lived asset impairment charge" in the Consolidated Statements of Operations. See Note 10 for further discussion of the Company's long-lived asset impairment.

During 2014, NACoal recognized a gain of $3.5 million from the sale of assets to Mississippi Power Company. These assets were previously classified as held for sale. Also during 2014, NACoal recognized an unrelated gain of $2.2 million from the sale of land.

During 2013, NACoal recorded a cash outflow for investing activities for $5.0 million for a cost method investment, which is included in "Other non-current assets" on the Consolidated Balance Sheet at December 31, 2015 and 2014.

HBB: During 2014, HBB completed the acquisition of Weston Products, LLC, which HBB refers to as Weston Brands, in exchange for cash consideration of $25.4 million, of which $25.0 million was paid at closing and $0.4 million was paid in 2015. The results of Weston Brands operations have been included in the Company's Consolidated Financial Statements since December 16, 2014. See Note 22 for further discussion of the Weston acquisition.

NOTE 4—Inventories
Inventories are summarized as follows:

	December 31
	2015	2014
Coal - NACoal	$16,652	$29,576
Mining supplies - NACoal	21,755	19,774
Total inventories at weighted average cost	38,407	49,350
Sourced inventories - HBB	97,511	104,746
Retail inventories - KC	29,098	36,286
Total inventories at FIFO	126,609	141,032
	$165,016	$190,382

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 5—Property, Plant and Equipment, Net

Property, plant and equipment, net includes the following:

	December 31
	2015	2014
Coal lands and real estate:
NACoal	$54,928	$54,228
HBB	226	226
NACCO and Other	469	469
	55,623	54,923
Plant and equipment:
NACoal	126,939	146,994
HBB	49,002	49,579
KC	26,119	26,152
NACCO and Other	4,978	4,655
	207,038	227,380
Property, plant and equipment, at cost	262,661	282,303
Less allowances for depreciation, depletion and amortization	130,122	122,659
	$132,539	$159,644
Total depreciation, depletion and amortization expense on property, plant and equipment was $19.7 million, $24.8 million and $20.9 million during 2015, 2014, and 2013, respectively.

Proven and probable coal reserves, excluding the Unconsolidated Mines, approximated 1.0 billion tons (unaudited) at December 31, 2015 and 1.0 billion tons (unaudited) at December 31, 2014. These tons are reported on an "as received by the customer basis" and are the equivalent of “demonstrated reserves” under the coal resource classification system of the U.S. Geological Survey. Generally, these reserves would be commercially mineable at year-end prices and cost levels, using current technology and mining practices.

NOTE 6—Intangible Assets
During 2014, HBB acquired Weston Brands for a purchase price of $25.4 million. Of the purchase price, $10.1 million was allocated to identifiable intangible assets, including customer relationships of $5.8 million, trademarks of $3.1 million and other intangibles of $1.2 million. Goodwill is $6.3 million. See Note 22 for further discussion of the Weston Brands acquisition.

Intangible assets other than goodwill, which are subject to amortization, consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance at December 31, 2015
NACoal:
Coal supply agreements	$84,200	$(36,020)	$48,180

HBB:
Customer relationships	$5,760	$(1,000)	$4,760
Trademarks	3,100	(208)	2,892
Other intangibles	1,240	(229)	1,011
	$10,100	$(1,437)	$8,663

Balance at December 31, 2014
NACoal:
Coal supply agreements	$84,200	$(33,421)	$50,779

HBB:
Customer relationships	$5,760	$(40)	$5,720
Trademarks	3,100	(8)	3,092
Other intangibles	1,240	(10)	1,230
	$10,100	$(58)	$10,042
Amortization expense for intangible assets was $4.0 million, $3.3 million and $3.7 million in 2015, 2014 and 2013, respectively.
Expected annual amortization expense of NACoal's coal supply agreement for the next five years is as follows: $2.6 million in 2016, $2.8 million in 2017, 2018, 2019 and 2020, respectively. The coal supply agreement is amortized based on units of production over the term of the agreement, which is estimated to be 30 years.
Expected annual amortization expense of HBB's intangible assets for the next five years is $1.4 million in 2016, 2017, 2018, 2019 and $1.2 million in 2020. The weighted average amortization period for HBB's intangible assets is approximately 9 years.

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

On July 31, 2015, NACoal's management and Board of Directors approved cessation of coal production at its Centennial mines in Alabama. NACoal ceased coal production at Centennial during the fourth quarter of 2015. The decision was made as a result of worsening conditions in the Alabama and global coal markets and the adverse effect regulatory changes had on Centennial’s business. As a result of this decision, revisions were made to Centennial's asset retirement obligations due to revised estimated cash flows and the timing of those cash flows, resulting in a $7.5 million charge during the third quarter of 2015.

Bellaire Corporation (“Bellaire”) is a non-operating subsidiary of the Company with legacy liabilities relating to closed mining operations, primarily former Eastern U.S. underground coal mining operations. These legacy liabilities include obligations for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

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

In connection with Bellaire's normal permit renewal with the Pennsylvania Department of Environmental Protection ("DEP"), Bellaire was notified during 2004 that in order to obtain renewal of the permit Bellaire would be required to establish a mine water treatment trust (the "Mine Water Treatment Trust"). On October 1, 2010, Bellaire executed a Post-Mining Treatment Trust Consent Order and Agreement with the DEP which established the Mine Water Treatment Trust to provide a financial assurance mechanism in order to assure the long-term treatment of post-mining discharges. Bellaire funded the Mine Water Treatment Trust with $5.0 million. The fair value of the Mine Water Treatment assets are $7.2 million at December 31, 2015 and are legally restricted for purposes of settling the Bellaire asset retirement obligation. See Note 10 for further fair value disclosure.
A reconciliation of the Company's beginning and ending aggregate carrying amount of the asset retirement obligations are as follows:

NACCO Consolidated
Balance at January 1, 2014	$32,415
Liabilities acquired during the period	7,297
Liabilities settled during the period	(1,509)
Accretion expense	1,562
Revision of estimated cash flows	2,054
Balance at December 31, 2014	$41,819
Liabilities settled during the period	(7,835)
Accretion expense	2,361
Revision of estimated cash flows	7,247
Balance at December 31, 2015	$43,592
Asset retirement obligations totaled $43.6 million at December 31, 2015, of which, $3.8 million is included on the line "Other current liabilities" and $39.8 million on the line "Asset retirement obligations" in the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 8—Current and Long-Term Financing

Financing arrangements are obtained and maintained at the subsidiary level. NACCO has not guaranteed any borrowings of its subsidiaries.
The following table summarizes the Company's available and outstanding borrowings:

	December 31
	2015	2014
Total outstanding borrowings:
Revolving credit agreements:
NACoal	$100,000	$180,000
HBB	57,513	52,845
KC	—	—
	$157,513	$232,845

Capital lease obligations and other term loans — NACoal	$11,617	$14,445
Other debt — HBB	852	608
Total debt outstanding	$169,982	$247,898

Current portion of borrowings outstanding:
NACoal	$1,504	$56,467
HBB	8,365	—
KC	—	—
	$9,869	$56,467
Long-term portion of borrowings outstanding:
NACoal	$110,113	$137,978
HBB	50,000	53,453
	$160,113	$191,431
Total available borrowings, net of limitations, under revolving credit agreements:
NACoal	$223,795	$223,995
HBB	111,590	112,105
KC	18,299	22,596
	$353,684	$358,696
Unused revolving credit agreements:
NACoal	$123,795	$43,995
HBB	54,077	59,260
KC	18,299	22,596
	$196,171	$125,851
Weighted average stated interest rate on total borrowings:
NACoal	2.4%	2.5%
HBB	2.3%	2.0%
KC	N/A	N/A

Weighted average effective interest rate on total borrowings (including interest rate swap agreements):
NACoal	3.3%	3.1%
HBB	2.7%	2.5%
KC	N/A	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Annual maturities of total debt, excluding capital leases, are as follows:

2016	$—
2017	—
2018	100,000
2019	59,811
2020	—
Thereafter	—
$159,811
Including swap settlements, interest paid on total debt was $6.5 million, $7.4 million and $5.3 million during 2015, 2014 and 2013, respectively. Interest capitalized was less than $0.1 million in 2015 and $0.3 million in 2014.
NACoal: NACoal has an unsecured revolving line of credit of up to $225.0 million (the “NACoal Facility”) that expires in November 2018. Borrowings outstanding under the NACoal Facility were $100.0 million at December 31, 2015. At December 31, 2015, the excess availability under the NACoal Facility was $123.8 million, which reflects a reduction for outstanding letters of credit of $1.2 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon NACoal achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective December 31, 2015, for base rate and LIBOR loans were 1.00% and 2.00%, respectively. The NACoal Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.35% on the unused commitment at December 31, 2015. The weighted average interest rate applicable to the NACoal Facility at December 31, 2015 was 3.39% including the floating rate margin and the effect of the interest rate swap agreements.

The NACoal Facility contains restrictive covenants, which require, among other things, NACoal to maintain a maximum debt to EBITDA ratio of 3.50 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The NACoal Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 3.00 to 1.00 in conjunction with maintaining unused availability thresholds of borrowing capacity, as defined in the NACoal Facility, of $15.0 million. At December 31, 2015, NACoal was in compliance with all financial covenants in the NACoal Facility.

NACoal has a demand note payable to Coteau, one of the unconsolidated subsidiaries, which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At December 31, 2015, the balance of the note was $1.4 million and the interest rate was 0.55%.

NACoal incurred fees and expenses of $1.2 million in the year ended December 31, 2013 related to the NACoal Facility. These fees were deferred and are being amortized as interest expense in the Consolidated Statements of Operations over the term of the NACoal Facility. No similar fees were incurred in 2015 and 2014.
HBB: HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires in July 2019. The obligations under the HBB Facility are secured by substantially all of HBB's assets. The approximate book value of HBB's assets held as collateral under the HBB Facility was $253.9 million as of December 31, 2015. At December 31, 2015, the borrowing base under the HBB Facility was $111.6 million and borrowings outstanding were $57.5 million. At December 31, 2015, the excess availability under the HBB Facility was $54.1 million.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible accounts receivable, inventory and trademarks of the borrowers, as defined in the HBB Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the HBB Facility. A portion of the availability is denominated in Canadian dollars to provide funding to HBB's Canadian subsidiary. Borrowings bear interest at a floating rate, which can be a base rate or LIBOR, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective December 31, 2015, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.50%, respectively. The applicable margins, effective December 31, 2015,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.00% and 1.50%, respectively. The HBB Facility also requires a fee of 0.25% per annum on the unused commitment. The margins under the HBB Facility are subject to quarterly adjustment based on average excess availability. The weighted average interest rate applicable to the HBB Facility at December 31, 2015 was 2.72% including the floating rate margin and the effect of the interest rate swap agreement.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to NACCO, subject to achieving availability thresholds. Dividends are discretionary to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains Excess Availability of not less than $25.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At December 31, 2015, HBB was in compliance with all financial covenants in the HBB Facility.

HBB incurred fees and expenses of $0.2 million for the year ended December 31, 2014 related to the HBB Facility. These fees were deferred and are being amortized as interest expense in the Consolidated Statements of Operations over the term of the HBB Facility. No similar fees were incurred in 2015 and 2013.
KC: KC has a $25.0 million secured revolving line of credit that expires in September 2019 (the “KC Facility”). The obligations under the KC Facility are secured by substantially all assets of KC. The approximate book value of KC's assets held as collateral under the KC Facility was $53.4 million as of December 31, 2015. At December 31, 2015, the borrowing base and excess availability under the KC Facility were $18.3 million. KC had no borrowings outstanding under the KC Facility as of December 31, 2015.

The maximum availability under the KC Facility is derived from a borrowing base formula using KC's eligible inventory and eligible credit card accounts receivable, as defined in the KC Facility. Borrowings bear interest at a floating rate plus a margin based on the excess availability under the agreement, as defined in the KC Facility, which can be either a base rate plus a margin of 1.00% or LIBOR plus a margin of 2.00% as of December 31, 2015. The KC Facility also requires a fee of 0.32% per annum on the unused commitment.

The KC Facility allows for the payment of dividends to NACCO, subject to certain restrictions based on availability and meeting a fixed charge coverage ratio as described in the KC Facility. Dividends are limited to (i) $6.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $7.5 million after giving effect to such payment and maintaining a minimum fixed charge coverage ratio of 1.1 to 1.0, as defined in the KC Facility; (ii) $2.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $7.5 million after giving effect to such payment and (iii) in such amounts as determined by KC, so long as KC has excess availability under the KC Facility of $15.0 million after giving effect to such payment. At December 31, 2015, KC was in compliance with all financial covenants in the KC Facility.

KC incurred fees and expenses of $0.1 million in the year ended December 31, 2014 related to the KC Facility. These fees were deferred and are being amortized as interest expense in the Consolidated Statements of Operations over the term of the KC Facility. No similar fees were incurred in 2015 and 2013.

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
Foreign Currency Derivatives: HBB held forward foreign currency exchange contracts with total notional amounts of $7.3 million and $7.2 million at December 31, 2015 and December 31, 2014, respectively, denominated primarily in Canadian dollars and Mexican pesos. The fair value of these contracts approximated a net receivable of $0.4 million and $0.3 million at December 31, 2015 and 2014, respectively.
Forward foreign currency exchange contracts that qualify for hedge accounting are used to hedge transactions expected to occur within the next twelve months. The mark-to-market effect of forward foreign currency exchange contracts that are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

considered effective as hedges has been included in AOCI. Based on market valuations at December 31, 2015, $0.3 million of the amount included in AOCI is expected to be reclassified as income into the Consolidated Statement of Operations over the next twelve months, as the hedged transactions occur.
Interest Rate Derivatives: HBB has interest rate swaps that hedge interest payments on its one-month LIBOR borrowings. The following table summarizes the notional amounts, related rates and remaining terms of interest rate swap agreements active at December 31 in millions:

	Notional Amount		Average Fixed Rate		Remaining Term at
	2015	2014	2015	2014	December 31, 2015
HBB	$20.0	$20.0	1.4%	1.4%	extending to January 2020
The fair value of HBB's interest rate swap agreements was a net receivable of less than $0.1 million and $0.2 million at December 31, 2015 and 2014, respectively. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in AOCI. Based on market valuations at December 31, 2015, less than $0.1 million of the amount included in AOCI is expected to be reclassified as loss into the Consolidated Statement of Operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements. The interest rate swap agreements held by HBB on December 31, 2015 are expected to continue to be effective as hedges.
NACoal has interest rate swaps that hedge interest payments on its one-month LIBOR borrowings. The following table summarizes the notional amounts, related rates and remaining terms of the interest rate swap agreement active at December 31 in millions:

	Notional Amount		Average Fixed Rate		Remaining Term at
	2015	2014	2015	2014	December 31, 2015
NACoal	$100.0	$100.0	1.4%	1.4%	extending to May 2018
The fair value of NACoal's interest rate swap agreement was a net payable of $0.7 million at December 31, 2015. The mark-to-market effect of the interest rate swap agreement that is considered effective as a hedge has been included in AOCI. Based on market valuations at December 31, 2015, $0.8 million of the amount included in AOCI is expected to be reclassified as income into the Consolidated Statement of Operations over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreement. The interest rate swap agreement held by NACoal on December 31, 2015 is expected to continue to be effective as a hedge.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The following table summarizes the fair value of derivative instruments at December 31 as recorded in the Consolidated Balance Sheets:

	Asset Derivatives			Liability Derivatives
	Balance sheet location	2015	2014	Balance sheet location	2015	2014
Derivatives designated as hedging instruments
Interest rate swap agreements
Current	Prepaid expenses and other	$1	$39	Other current liabilities	$289	$121
Long-term	Other non-current assets	2	142	Other long-term liabilities	409	291
Foreign currency exchange contracts
Current	Prepaid expenses and other	386	292	Other current liabilities	—	—
Long-term	Other non-current assets	—	—	Other long-term liabilities	—	—
Total derivatives		$389	$473		$698	$412

The following table summarizes the pre-tax impact of derivative instruments for each year ended December 31 as recorded in the Consolidated Statements of Operations:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2015	2014	2013		2015	2014	2013		2015	2014	2013
Interest rate swap agreements	$(1,922)	$(2,664)	$933	Interest expense	$(1,460)	$(1,495)	$(460)	N/A	$—	$—	$—

Foreign currency exchange contracts	988	308	354	Cost of sales	860	108	213	N/A	—	—	—
Total	$(934)	$(2,356)	$1,287		$(600)	$(1,387)	$(247)		$—	$—	$—

		Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	2015	2014	2013
Foreign currency exchange contracts	Cost of sales or Other	$—	$25	$(14)
Total		$—	$25	$(14)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 10—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities	$7,247	$7,247	$—	$—
Interest rate swap agreements	3	—	3	—
Foreign currency exchange contracts	386	—	386	—
	$7,636	$7,247	$389	$—
Liabilities:
Interest rate swap agreements	$698	$—	$698	$—
	$698	$—	$698	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities	$7,220	$7,220	$—	$—
Interest rate swap agreements	181	—	181	—
Foreign currency exchange contracts	292	—	292	—
	$7,693	$7,220	$473	$—
Liabilities:
Foreign currency exchange contracts	$412	$—	$412	$—
	$412	$—	$412	$—

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

There were no transfers into or out of Levels 1, 2 or 3 during the year ended December 31, 2015.

NACoal's 2012 acquisition of Centennial included contingent consideration. The contingent consideration is structured as an earn-out payment to the sellers of Centennial. The earn-out is calculated as a percentage by which the monthly average coal selling price exceeds an established threshold multiplied by the number of tons sold during the month. The earn-out period covers the first 15.0 million tons of coal sold from the Centennial coal reserves. There is no monetary cap on the amount payable under this contingent payment arrangement. During 2014, the estimate of the contingent consideration liability

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

decreased to zero and the reversal of the $1.6 million was recorded as a reduction of Selling, general and administrative expenses in the Consolidated Statements of Operations. At December 31, 2015 and December 31, 2014, the estimated fair value of the earn-out liability, which is classified as Level 3 within the fair value hierarchy, is zero.

Nonrecurring Fair Value Measurements: The Company determined that indicators of potential impairment were present during the fourth quarter of 2014 with respect to its Centennial mining operations asset group. The Company assessed the recoverability of Centennial's assets and determined that the assets were not fully recoverable when compared to the remaining future undiscounted cash flows from these assets. As a result, the Company estimated the fair value of the asset group and the long-lived assets were written down to their estimated fair value which resulted in a non-cash asset impairment charge of $105.1 million. The asset impairment charge was recorded as "Centennial long-lived asset impairment charge" in the Consolidated Statement of Operations for the year ended December 31, 2014 and relates exclusively to the NACoal segment. The fair value of the asset group was calculated using the combination of a market and income approach and reduced the carrying value of coal land and real estate to $7.2 million, other property, plant and equipment to $37.1 million and intangible assets to zero as of December 31, 2014.
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
The Company assessed the goodwill of the Centennial reporting unit as of October 1, 2013. In performing the test of goodwill, the Company utilized the two-step approach. The first step requires a comparison of the carrying value of the reporting unit to the estimated fair value of the reporting unit. If the carrying value of the reporting unit exceeds its estimated fair value, the Company performs the second step of the goodwill impairment test to calculate the implied fair value of the reporting unit's goodwill and compares that to its carrying value to measure the amount of the impairment, if any.
In step one, the Company used a combination of an income approach and a market approach to estimate the fair value of the Centennial reporting unit. The income approach utilized a discounted cash flow valuation technique ("DCF model") which incorporates the Company's historical results and projected, future estimates of after-tax cash flows attributable to the reporting units future growth rates, terminal value amounts and the weighted average cost of capital. The market approach utilized the guideline public company method and the guideline merged and acquired company method to determine the fair value of the reporting unit. The valuation result from the market approach was dependent upon the selection of the comparable guideline companies and transactions and the revenue multiple applied to the Centennial reporting unit's historical and projected financial information. Significant management judgment was applied in determining the weight, 25% and 75%, assigned to the outcome of the market approach and the income approach, respectively, which resulted in one single estimate of fair value of the reporting unit. The Company determined that the carrying value of the Centennial reporting unit exceeded its estimated fair value.
In performing step 2 of the goodwill impairment test, the Company estimated the implied fair value of the Centennial reporting unit's goodwill and concluded goodwill was fully impaired resulting in a non-cash charge of $4.0 million recognized during the year ended December 31, 2013. This charge had no impact on the Company's cash flows or compliance with debt covenants. The primary factors contributing to the goodwill impairment charge were changes to the mine plan in 2014 and assumptions regarding future metallurgical coal price trends and mining costs and the associated impact on future cash flows from these changes.
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
In 2014 and 2013, KC considered its operating loss to be an indicator of impairment. For KC’s asset impairment analysis, the primary input is projected future store level cash flows utilizing assumptions consistent with those the Company uses in its internal planning, which are classified as Level 3 inputs. As a result of the year-end review of long-lived store-related assets, the Company recorded impairment charges of $0.9 million and $1.1 million in 2014 and 2013, respectively, included in depreciation expense within "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

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

Other Fair Value Measurement Disclosures: The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account subsidiary credit risk, which is Level 2 as defined in the fair value hierarchy. At December 31, 2015 and December 31, 2014 , both the fair value and the book value of revolving credit agreements and long-term debt, excluding capital leases, was $159.8 million and $236.3 million, respectively.
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable and derivatives. HBB maintains significant accounts receivable balances with several large retail customers. At December 31, 2015 and 2014, receivables from HBB's five largest customers represented 56.8% and 53.3%, respectively, of the Company's consolidated, net accounts receivable. In addition, under its mining contracts, NACoal recognizes revenue and a related receivable as coal or limerock is delivered or predevelopment services are provided. These mining contracts provide for monthly settlements. HBB and NACoal's significant credit concentration is uncollateralized; however, historically minimal credit losses have been incurred. To further reduce credit risk associated with accounts receivable, the Company performs periodic credit evaluations of its customers, but does not generally require advance payments or collateral. The Company enters into derivative contracts with high-quality financial institutions and limits the amount of credit exposure to any one institution. See Note 9 for further discussion of the Company's derivative financial instruments.

NOTE 11—Leasing Arrangements

The Company leases certain office and warehouse facilities, retail stores and machinery and equipment under noncancellable capital and operating leases that expire at various dates through 2031. Many leases include renewal and/or fair value purchase options.
Future minimum capital and operating lease payments at December 31, 2015 are:

	Capital Leases	Operating Leases
2016	$1,732	$31,671
2017	1,732	25,513
2018	2,022	20,600
2019	1,521	15,888
2020	1,105	13,436
Subsequent to 2020	2,890	34,988
Total minimum lease payments	11,002	$142,096
Amounts representing interest	832
Present value of net minimum lease payments	10,170
Current maturities	1,504
Long-term capital lease obligation	$8,666
Rental expense for all operating leases was $35.8 million, $39.8 million and $45.0 million in 2015, 2014 and 2013, respectively. The Company also recognized $0.8 million, $0.7 million and $0.6 million in 2015, 2014 and 2013, respectively, for rental income on subleases of equipment and buildings under operating leases in which it was the lessee.

KC accrued $1.2 million in early lease termination penalties within "Selling, general, and administrative expenses" for the year ended December 2014. These penalties arose as a result of early exit provisions in certain operating lease contracts permitting KC to exit these sites in the first half of 2015 rather than upon lease expiration in outlying years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Assets recorded under capital leases are included in property, plant and equipment and consist of the following:

	December 31
	2015	2014
Plant and equipment	$4,807	$4,807
Less accumulated depreciation	2,529	1,927
	$2,278	$2,880
Depreciation of plant and equipment under capital leases is included in depreciation expense in each of the years ended December 31, 2015, 2014 and 2013.
Capital lease obligations of $2.2 million were incurred in connection with lease agreements to acquire plant and equipment during 2013. No capital lease obligations were incurred in 2015 and 2014.

NOTE 12—Contingencies

Various legal and regulatory proceedings and claims have been or may be asserted against NACCO and certain subsidiaries relating to the conduct of their businesses, including product liability, patent infringement, asbestos related claims, environmental and other claims. These proceedings and claims are incidental to the ordinary course of business of the Company. Management believes that it has meritorious defenses and will vigorously defend the Company in these actions. Any costs that management estimates will be paid as a result of these claims are accrued when the liability is considered probable and the amount can be reasonably estimated.  If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The Company does not accrue liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is probable or reasonably possible and which are material, the Company discloses the nature of the contingency and, in some circumstances, an estimate of the possible loss.

These matters are subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of an adverse impact on the Company’s financial position, results of operations and cash flows of the period in which the ruling occurs, or in future periods.

Litigation

The Company is subject to several actions that allege the Company abandoned certain mineral interests pursuant to the Ohio Dormant Mineral Act ("ODMA") by failing to engage in a title transaction or other savings event within a statutory 20-year period. The Company maintains that it preserved its mineral interests by engaging in title transactions or other savings events within the statutory period.  The U.S. District Court for the Southern District of Ohio is expected to issue decisions on certain matters related to the ODMA in 2016.  It is reasonably possible the Company could be required to repay an oil and gas lessee up to $4.1 million of royalties the Company has received since 2011 if it is determined by the Court the Company did not preserve its mineral interests under the ODMA.

Environmental matters

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

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

At December 31, 2015 and December 31, 2014, HBB had accrued undiscounted obligations of $9.1 million and $9.7 million, respectively, for environmental investigation and remediation activities at these sites. In addition, HBB estimates that it is reasonably possible that it may incur additional expenses in the range of zero to $5.3 million related to the environmental investigation and remediation at these sites.

During 2015 and 2014, HBB recorded $1.5 million and $3.3 million in charges, respectively, in "Selling, general and administrative expenses" in the Consolidated Statement of Operations for environmental investigation and remediation at HBB's Picton, Ontario facility as a result of environmental studies.

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
Changes in the Company's current and long-term warranty obligations are as follows:

	2015	2014
Balance at January 1	$5,856	$5,343
Warranties issued	9,608	8,640
Settlements made	(9,357)	(8,127)
Balance at December 31	$6,107	$5,856

NOTE 14—Stockholders' Equity and Earnings Per Share

NACCO Industries, Inc. Class A common stock is traded on the New York Stock Exchange under the ticker symbol “NC.” Because of transfer restrictions on Class B common stock, no trading market has developed, or is expected to develop, for the Company's Class B common stock. The Class B common stock is convertible into Class A common stock on a one-for-one basis at any time at the request of the holder. The Company's Class A common stock and Class B common stock have the same cash dividend rights per share. As the liquidation and dividend rights are identical, any distribution of earnings would be allocated to Class A and Class B stockholders on a proportionate basis, and accordingly the net income per share for each class of common stock is identical. The Class A common stock has one vote per share and the Class B common stock has ten votes per share. The total number of authorized shares of Class A common stock and Class B common stock at December 31, 2015 was 25,000,000 shares and 6,756,176 shares, respectively. Treasury shares of Class A common stock totaling 2,950,796 and 2,548,336 at December 31, 2015 and 2014, respectively, have been deducted from shares outstanding.

Stock Repurchase Programs: On November 12, 2013, the Company's Board of Directors approved a stock repurchase program (the "2013 Stock Repurchase Program") providing for the purchase of up to $60 million of the Company's outstanding Class A Common Stock through December 31, 2015. As of October 6, 2015, the Company completed the 2013 Stock Repurchase Program under which the Company purchased a total of 1,122,866 shares of Class A Common Stock for an aggregate purchase price of $60.0 million. During 2015, the average purchase price per share and number of shares repurchased under 2013 Program were $54.22 per share and 442,853 shares, respectively. Under a previous stock repurchase program,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

which was in place from November 2011 to November 2013, the Company repurchased an additional 624,000 shares of Class A common stock for an aggregate purchase price of $35.6 million.
Stock Options: The 1975 and 1981 stock option plans, as amended, provide for the granting to officers and other key employees of options to purchase Class A common stock and Class B common stock of the Company at a price not less than the market value of such stock at the date of grant. Options become exercisable over a four-year period and expire ten years from the date of the grant. During the three-year period ending December 31, 2015, there were 80,701 shares of Class A common stock and 80,100 shares of Class B common stock available for grant. However, no options were granted during the three-year period ended December 31, 2015 and no options remain outstanding at the end of any of the years ended December 31, 2015 or 2014. At present, the Company does not intend to issue additional stock options.
Stock Compensation: See Note 2 for a discussion of the Company's restricted stock awards.

Amounts Reclassified out of Accumulated Other Comprehensive Income: The following table summarizes the amounts reclassified out of AOCI and recognized in the Consolidated Statement of Operations:

	Amount reclassified from AOCI
Details about AOCI components	2015	2014	2013	Location of loss (gain) reclassified from AOCI into income
	(In thousands)
Loss (gain) on cash flow hedging
Foreign exchange contracts	$(860)	$(108)	$(213)	Cost of sales
Interest rate contracts	1,460	1,495	460	Interest expense
	600	1,387	247	Total before income tax expense
Tax effect	(191)	(489)	(95)	Income tax expense (benefit)
	$409	$898	$152	Net of tax

Pension and postretirement plan
Actuarial loss	$1,333	$1,015	$1,995	(a)
Prior-service credit	(57)	(75)	(154)	(a)
	1,276	940	1,841	Total before income tax expense
Tax effect	(420)	(313)	(740)	Income tax expense (benefit)
	$856	$627	$1,101	Net of tax

Total reclassifications for the period	$1,265	$1,525	$1,253	Net of tax

(a) These AOCI components are included in the computation of pension expense. See Note 16 for a discussion of the Company's pension expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Earnings per Share: The weighted average number of shares of Class A common stock and Class B common stock outstanding used to calculate basic and diluted earnings per share were as follows:

	2015	2014	2013
Basic weighted average shares outstanding	7,001	7,590	8,105
Dilutive effect of restricted stock awards	21	N/A	19
Diluted weighted average shares outstanding	7,022	7,590	8,124

Basic earnings (loss) per share	$3.14	$(5.02)	$5.48

Diluted earnings (loss) per share	$3.13	$(5.02)	$5.47

NOTE 15—Income Taxes

The components of income (loss) from continuing operations before income tax provision (benefit) and the income tax provision (benefit) for the years ended December 31 are as follows:

	2015	2014	2013
Income (loss) before income tax provision (benefit)
Domestic	$26,383	$(74,402)	$54,630
Foreign	(1,584)	(2,171)	1,090
	$24,799	$(76,573)	$55,720
Income tax provision (benefit)
Current income tax provision (benefit):
Federal	$6,427	$2,778	$15,392
State	2,185	(472)	1,965
Foreign	1,145	586	1,559
Total current	9,757	2,892	18,916
Deferred income tax provision (benefit):
Federal	(7,472)	(38,829)	(5,490)
State	925	(1,817)	(1,141)
Foreign	(395)	(701)	(1,015)
Total deferred	(6,942)	(41,347)	(7,646)
	$2,815	$(38,455)	$11,270
The Company made income tax payments of $10.9 million, $10.2 million and $10.8 million during 2015, 2014 and 2013, respectively. During the same periods, income tax refunds totaled $0.2 million, $0.9 million and $1.2 million, respectively.
A reconciliation of the federal statutory and effective income tax rate for the years ended December 31 is as follows:

	2015	2014	2013
Income (loss) before income tax provision (benefit)	$24,799	$(76,573)	$55,720
Statutory taxes (benefit) at 35.0%	$8,679	$(26,801)	$19,502
State and local income taxes	(439)	(7,112)	136
Valuation allowance	3,525	5,742	(12)
Non-deductible expenses	787	632	1,081
Percentage depletion	(8,406)	(8,572)	(8,057)
R&D and other federal credits	(1,854)	(1,397)	(1,173)
Other, net	(332)	322	520
Tax settlements	855	(1,269)	(727)
Income tax provision	$2,815	$(38,455)	$11,270
Effective income tax rate	11.4%	50.2%	20.2%
As of December 31, 2015, the cumulative unremitted earnings of the Company's foreign subsidiaries are approximately $8.6 million. The Company has provided a cumulative deferred tax liability in the amount of $0.3 million with respect to the cumulative unremitted earnings of the Company as of December 31, 2015 which are expected to be repatriated. The Company has continued to conclude all remaining foreign earnings in excess of this amount will be indefinitely reinvested in its foreign operations and, therefore, the recording of deferred tax liabilities for such unremitted earnings is not required. It is impracticable to determine the amount of unrecognized deferred taxes with respect to these permanently reinvested earnings; however, foreign tax credits would be available to reduce, in part, U.S. income taxes in the event of a distribution.
A detailed summary of the total deferred tax assets and liabilities in the Company's Consolidated Balance Sheets resulting from differences in the book and tax basis of assets and liabilities follows:

	December 31
	2015	2014
Deferred tax assets
Tax carryforwards	$12,812	$8,531
Inventories	4,680	7,027
Accrued expenses and reserves	30,640	28,842
Other employee benefits	14,253	13,264
Partnership investment - development costs	21,766	14,536
Other	16,170	14,885
Total deferred tax assets	100,321	87,085
Less: Valuation allowance	11,723	8,521
	88,598	78,564
Deferred tax liabilities
Depreciation and depletion	42,679	43,111
Accrued pension benefits	3,610	858
Unremitted foreign earnings	296	223
Total deferred tax liabilities	46,585	44,192
Net deferred asset	$42,013	$34,372

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The following table summarizes the tax carryforwards and associated carryforward periods and related valuation allowances where the Company has determined that realization is uncertain:

	December 31, 2015
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$915	$915	2021 - Indefinite
State losses	11,098	7,605	2016 - 2034
Research credit	2,807	—	2028 - 2029
Alternative minimum tax credit	1,871	—	Indefinite
Total	$16,691	$8,520

	December 31, 2014
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$772	$772	2020 - Indefinite
State losses	9,791	5,687	2015 - 2033
Alternative minimum tax credit	1,396	—	Indefinite
Total	$11,959	$6,459
The Company evaluates its deferred tax assets to determine if a valuation allowance is required.  A valuation allowance is required where realization is determined to no longer meet the “more likely than not” standard.  The establishment of a valuation allowance does not have an impact on cash, nor does such an allowance preclude the Company from using its loss carryforwards or other deferred tax assets in future periods.
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
The following is a reconciliation of the Company's total gross unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the financial statements for the years ended December 31, 2015 and 2014. Approximately $3.9 million and $3.0 million of these gross amounts as of December 31, 2015 and 2014, respectively, relate to permanent items that, if recognized, would impact the effective income tax rate. This amount differs from the gross unrecognized tax benefits presented in the table below due to the decrease in U.S. federal income taxes which would occur upon the recognition of the state tax benefits included herein.

	2015	2014	2013
Balance at January 1	$3,466	$7,848	$2,691
Additions based on tax positions related to prior years	1,230	453	5,615
Additions based on tax positions related to the current year	531	921	78
Reductions due to settlements with taxing authorities	(256)	(4,701)	(191)
Reductions due to lapse of the applicable statute of limitations	(101)	(1,055)	(345)
Balance at December 31	$4,870	$3,466	$7,848
The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The Company recognized net (benefit)/expense of $0.2 million, $(0.9) million and $0.4 million in interest and penalties related to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

uncertain tax positions during 2015, 2014 and 2013, respectively. The total amount of interest and penalties accrued was $0.7 million and $0.5 million as of December 31, 2015 and 2014, respectively.
The Company expects the amount of unrecognized tax benefits will change within the next 12 months; however, the change in unrecognized tax benefits, which is reasonably possible within the next 12 months, is not expected to have a significant effect on the Company's financial position, results of operations or cash flows.
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
The assumptions used in accounting for the defined benefit plans were as follows for the years ended December 31:

	2015	2014	2013
U.S. Plans
Weighted average discount rates for pension benefit obligation	3.70% - 4.20%	3.45% - 3.95%	4.00% - 4.75%
Weighted average discount rates for net periodic benefit cost	3.45% - 3.95%	4.00% - 4.75%	3.50% - 4.70%
Expected long-term rate of return on assets for net periodic benefit cost	7.75%	7.75%	7.75%
Non-U.S. Plan
Weighted average discount rates for pension benefit obligation	4.00%	3.75%	4.50%
Weighted average discount rates for net periodic benefit cost	3.75%	4.50%	4.00%
Rate of increase in compensation levels	3.50%	3.50%	3.50%
Expected long-term rate of return on assets for net periodic benefit cost	5.75%	6.00%	6.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Set forth below is a detail of the net periodic pension expense (income) for the defined benefit plans for the years ended December 31:

	2015	2014	2013
U.S. Plans
Interest cost	$2,627	$2,754	$2,766
Expected return on plan assets	(4,892)	(4,689)	(4,513)
Amortization of actuarial loss	1,059	837	1,822
Amortization of prior service cost (credit)	50	32	(47)
Curtailment gain	—	—	(1,701)
Net periodic pension expense (income)	$(1,156)	$(1,066)	$(1,673)

Non-U.S. Plan
Interest cost	$152	$196	$197
Expected return on plan assets	(272)	(296)	(282)
Amortization of actuarial loss	146	112	121
Settlements	37	—	—
Net periodic pension expense	$63	$12	$36
Set forth below is detail of other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended December 31:

	2015	2014	2013
U.S. Plans
Current year actuarial (gain) loss	$2,181	$8,896	$(11,503)
Amortization of actuarial loss	(1,059)	(837)	(1,822)
Current year prior service cost (credit)	147	360	(1,331)
Amortization of prior service (cost) credit	(50)	(32)	47
Curtailment gain	—	—	1,701
Total recognized in other comprehensive (income) loss	$1,219	$8,387	$(12,908)
Non-U.S. Plan
Current year actuarial (gain) loss	$(128)	$(94)	$(735)
Amortization of actuarial loss	(146)	(112)	(121)
Settlements	(37)	—	—
Total recognized in other comprehensive (income)	$(311)	$(206)	$(856)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The following table sets forth the changes in the benefit obligation and the plan assets during the year and the funded status of the defined benefit plans at December 31:

	2015		2014
	U.S. Plans	Non-U.S. Plan	U.S. Plans	Non-U.S. Plan
Change in benefit obligation
Projected benefit obligation at beginning of year	$72,839	$4,549	$65,099	$4,603
Interest cost	2,627	152	2,754	196
Actuarial (gain) loss	(2,884)	(146)	8,736	301
Benefits paid	(4,393)	(146)	(4,262)	(151)
Plan amendments	—	—	—	—
Foreign currency exchange rate changes	—	(712)	—	(400)
Settlements	—	(178)	—	—
Intercompany transfers	301	—	512	—
Projected benefit obligation at end of year	$68,490	$3,519	$72,839	$4,549
Accumulated benefit obligation at end of year	$68,490	$3,519	$72,839	$4,549
Change in plan assets
Fair value of plan assets at beginning of year	$68,675	$5,286	$67,170	$5,186
Actual return on plan assets	110	256	5,972	690
Employer contributions	424	17	496	20
Benefits paid	(4,393)	(146)	(4,262)	(151)
Foreign currency exchange rate changes	—	(852)	—	(459)
Settlements	—	(178)	—	—
Intercompany transfers	77	—	(701)	—
Fair value of plan assets at end of year	$64,893	$4,383	$68,675	$5,286
Funded status at end of year	$(3,597)	$864	$(4,164)	$737
Amounts recognized in the balance sheets consist of:
Noncurrent assets	$4,261	$864	$4,304	$737
Current liabilities	(1,016)	—	(1,110)	—
Non-current liabilities	(6,842)	—	(7,358)	—
	$(3,597)	$864	$(4,164)	$737
Components of accumulated other comprehensive loss (income) consist of:
Actuarial loss	$28,041	$737	$26,925	$1,110
Prior service cost	1,054	—	955	—
Deferred taxes	(11,324)	(250)	(10,683)	(426)
Currency differences	—	(102)	—	(43)
	$17,771	$385	$17,197	$641
In 2014, the Company adopted the Society of Actuaries' ("SOA") RP-2014 mortality tables to determine the Company's 2014 liability for its U.S. pension plans. This table contributed $5.0 million to the increase in the actuarial loss recognized during 2014 and the increase in the projected benefit obligation. During 2015, the Company adopted the SOA tables updated to reflect the SOA's latest projection scale, more specifically the RP-2014 blend with the MP-2015 mortality improvement scale which contributed $1.3 million to the decrease in the projected benefit obligation in 2015.
The actuarial loss and prior service cost included in accumulated other comprehensive income (loss) expected to be recognized in net periodic benefit cost in 2016 are $0.9 million ($0.6 million net of tax) and less than $0.1 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

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
The Company's policy is to make contributions to fund its pension plans within the range allowed by applicable regulations. The Company expects to contribute less than $0.1 million to its non-U.S. pension plans in 2016.
The Company maintains one supplemental defined benefit plan that pays monthly benefits to participants directly out of corporate funds. All other pension benefit payments are made from assets of the pension plans.
Future pension benefit payments expected to be paid from assets of the pension plans are:

	U.S. Plans	Non-U.S. Plan
2016	$5,197	$130
2017	4,480	142
2018	4,547	140
2019	4,521	148
2020	4,923	160
2021 - 2025	23,032	1,118
	$46,700	$1,838
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
The following is the actual allocation percentage and target allocation percentage for the U.S. pension plan assets at December 31:

	2015 Actual Allocation	2014 Actual Allocation	Target Allocation Range
U.S. equity securities	52.1%	55.3%	41.0% - 62.0%
Non-U.S. equity securities	12.3%	11.3%	10.0% - 16.0%
Fixed income securities	35.1%	32.9%	30.0% - 40.0%
Money market	0.5%	0.5%	0.0% - 10.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The following is the actual allocation percentage and target allocation percentage for the Non-U.S. pension plan assets at December 31:

	2015 Actual Allocation	2014 Actual Allocation	Target Allocation Range
Canadian equity securities	28.9%	30.2%	25.0% - 35.0%
Non-Canadian equity securities	30.6%	30.1%	25.0% - 35.0%
Fixed income securities	40.5%	39.7%	30.0% - 50.0%
Cash and cash equivalents	—%	—%	0.0% - 5.0%
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

	Level 1		Level 2
	2015	2014	2015	2014
U.S. equity securities	$33,799	$37,969	$670	$864
Non-U.S. equity securities	8,003	7,764	1,939	2,326
Fixed income securities	22,787	22,617	1,774	2,096
Money market	304	325	—	—
Total	$64,893	$68,675	$4,383	$5,286
Postretirement Health Care: The Company also maintains health care plans which provide benefits to grandfathered eligible retired employees in the U.S. All health care plans of the Company have a cap on the Company's share of the costs. These plans have no assets. Under the Company's current policy, plan benefits are funded at the time they are due to participants.
The assumptions used in accounting for the postretirement health care plans are set forth below for the years ended December 31:

	2015	2014	2013
Weighted average discount rates for benefit obligation	3.40%	3.25%	3.85%
Weighted average discount rates for net periodic benefit cost	3.25%	3.85%	3.05%
Health care cost trend rate assumed for next year	7.3%	7.0%	7.0%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2025	2022	2022
Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects at December 31, 2015:

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$16	$(14)
Effect on postretirement benefit obligation	$256	$(235)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Set forth below is a detail of the net periodic benefit expense for the postretirement health care plans for the years ended December 31:

	2015	2014	2013
Service cost	$70	$70	$77
Interest cost	113	118	98
Amortization of actuarial loss	91	66	52
Amortization of prior service credit	(107)	(107)	(107)
Net periodic benefit expense	$167	$147	$120
Set forth below is a detail of other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended December 31:

	2015	2014	2013
Current year actuarial loss	$226	$613	$16
Amortization of actuarial loss	(91)	(66)	(52)
Amortization of prior service credit	107	107	107
Total recognized in other comprehensive income	$242	$654	$71
The following sets forth the changes in benefit obligations during the year and the funded status of the postretirement health care at December 31:

	2015	2014
Change in benefit obligation
Benefit obligation at beginning of year	$3,534	$3,109
Service cost	70	70
Interest cost	113	118
Actuarial loss	226	613
Benefits paid	(477)	(376)
Benefit obligation at end of year	$3,466	$3,534
Funded status at end of year	$(3,466)	$(3,534)
Amounts recognized in the balance sheets consist of:
Current liabilities	$(262)	$(276)
Noncurrent liabilities	(3,204)	(3,258)
	$(3,466)	$(3,534)
Components of accumulated other comprehensive loss (income) consist of:
Actuarial loss	$1,140	$1,005
Prior service credit	(202)	(309)
Deferred taxes	263	475
	$1,201	$1,171
The actuarial loss and prior service credit included in accumulated other comprehensive income (loss) expected to be recognized in net periodic benefit cost in 2016 is $0.1 million (less than $0.1 million net of tax) and $0.1 million (less than $0.1 million net of tax), respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Future postretirement health care benefit payments expected to be paid are:

2016	$262
2017	273
2018	293
2019	313
2020	325
2021 - 2025	1,564
$3,030
Defined Contribution Plans: NACCO and its subsidiaries maintain defined contribution (401(k)) plans for substantially all U.S. employees and similar plans for employees outside of the United States. All companies provide employer matching (or safe harbor) contributions based on plan provisions. The defined contribution retirement plans also provide for an additional minimum employer contribution. Certain plans also permit additional contributions whereby the applicable company's contribution to participants is determined annually based on a formula that includes the effect of actual compared with targeted operating results and the age and/or compensation of the participants. Total costs, including Company contributions, for these plans were $6.5 million, $7.6 million and $8.0 million in 2015, 2014 and 2013, respectively.

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
The majority of NACoal's revenues is generated from its consolidated mining operations and dragline mining services. MLMC's customer, Choctaw Generation Limited Partnership until February 28, 2013 and KMRC RH, LLC subsequent to February 28, 2013, accounted for approximately 57%, 39% and 42% of NACoal's revenues for the years ended December 31, 2015, 2014 and 2013, respectively. Centennial's largest customer, Alabama Coal Cooperative, accounted for approximately 16%, 27% and 27% of NACoal's revenues for the years ended December 31, 2015, 2014 and 2013, respectively. Wal-Mart accounted for approximately 32%, 33% and 31% of HBB’s revenues in 2015, 2014 and 2013, respectively. HBB’s five largest customers accounted for approximately 52%, 56% and 55% of HBB’s revenues for the years ended December 31, 2015, 2014 and 2013, respectively. The loss of or significant reduction in sales to any key customer could result in significant decreases in NACoal's and HBB’s revenue and profitability and an inability to sustain or grow its business.
The management fees charged to operating subsidiaries represent an allocation of corporate overhead of the parent company. Management fees are allocated among all subsidiaries based upon the relative size and complexity of each subsidiary. The Company believes the allocation method is consistently applied and reasonable. Management fees included in the Selling, general and administrative expenses of the subsidiaries were $9.3 million, $8.5 million and $6.8 million for 2015, 2014 and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

	2015	2014	2013
Revenues from external customers
NACoal	$147,998	$172,702	$193,651
HBB	620,977	559,683	547,790
KC	150,988	168,545	196,033
Eliminations	(4,103)	(4,148)	(4,808)
Total	$915,860	$896,782	$932,666
Gross profit (loss)
NACoal	$(10,816)	$(3,139)	$25,230
HBB	123,139	117,570	115,506
KC	67,000	71,621	80,972
NACCO and Other	(416)	(461)	(469)
Eliminations	589	(519)	52
Total	$179,496	$185,072	$221,291
Selling, general and administrative expenses, including Amortization of intangible assets
NACoal	$38,867	$36,147	$30,786
HBB	88,336	81,798	74,570
KC	66,864	79,056	91,878
NACCO and Other	3,845	4,996	5,765
Total	$197,912	$201,997	$202,999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

	2015	2014	2013
Operating profit (loss)
NACoal	$521	$(89,030)	$37,461
HBB	34,801	35,772	40,960
KC	165	(7,075)	(10,903)
NACCO and Other	(4,248)	(5,456)	(6,233)
Eliminations	588	(520)	51
Total	$31,827	$(66,309)	$61,336
Interest expense
NACoal	$4,961	$6,034	$3,105
HBB	1,831	1,137	1,279
KC	131	367	390
NACCO and Other	1	28	1
Total	$6,924	$7,566	$4,775
Interest income
NACoal	$(416)	$(823)	$(19)
HBB	(56)	(4)	(1)
KC	—	—	—
NACCO and Other	(2)	(4)	(205)
Total	$(474)	$(831)	$(225)
Other (income) expense, including asset retirement obligations
NACoal	$(1,683)	$44	$(1,013)
HBB	1,526	1,136	462
KC	86	65	70
NACCO and Other	649	2,284	1,547
Total	$578	$3,529	$1,066
Income tax provision (benefit)
NACoal	$(7,960)	$(43,308)	$3,462
HBB	11,751	10,359	14,127
KC	368	(2,904)	(4,479)
NACCO and Other	(1,550)	(2,420)	(1,858)
Eliminations	206	(182)	18
Total	$2,815	$(38,455)	$11,270
Net Income (loss)
NACoal	$5,619	$(50,977)	$31,926
HBB	19,749	23,144	25,093
KC	(420)	(4,603)	(6,884)
NACCO and Other	(3,346)	(5,344)	(5,718)
Eliminations	382	(338)	33
Total	$21,984	$(38,118)	$44,450

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

	2015	2014	2013
Total assets
NACoal	$303,138	$389,964	$419,786
HBB	253,874	270,265	228,891
KC	56,177	56,260	70,014
NACCO and Other	64,069	96,918	131,085
Eliminations	(21,850)	(42,887)	(39,820)
Total	$655,408	$770,520	$809,956
Depreciation, depletion and amortization
NACoal	$17,067	$22,003	$16,601
HBB	4,750	2,693	3,475
KC	1,558	3,048	4,162
NACCO and Other	305	326	334
Total	$23,680	$28,070	$24,572
Capital expenditures, excluding acquisitions of business
NACoal	$4,116	$51,228	$52,748
HBB	4,365	4,516	2,313
KC	1,806	1,193	2,150
NACCO and Other	328	563	238
Total	$10,615	$57,500	$57,449
Data By Geographic Region
No single country outside of the U.S. comprised 10% or more of the Company's revenues from unaffiliated customers.

	United States	Other	Consolidated
2015
Revenues from unaffiliated customers, based on the customers’ location	$795,071	$120,789	$915,860
Long-lived assets	$151,618	$5,564	$157,182
2014
Revenues from unaffiliated customers, based on the customers’ location	$779,890	$116,892	$896,782
Long-lived assets	$182,116	$5,780	$187,896
2013
Revenues from unaffiliated customers, based on the customers’ location	$813,609	$119,057	$932,666
Long-lived assets	$246,902	$5,486	$252,388

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 18—Quarterly Results of Operations (Unaudited)

A summary of the unaudited results of operations for the year ended December 31 is as follows:

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues
NACoal	$41,319	$37,942	$42,704	$26,033
HBB	123,293	129,498	163,291	204,895
KC	29,967	29,782	34,708	56,531
Eliminations	(845)	(722)	(1,596)	(940)
	$193,734	$196,500	$239,107	$286,519
Gross profit	$38,189	$35,381	$42,215	$63,711
Earnings of unconsolidated mines	$12,553	$12,076	$12,234	$11,569
Operating profit (loss)
NACoal	$5,207	$2,382	$(4,010)	$(3,058)
HBB	2,188	2,880	11,643	18,090
KC	(3,045)	(2,972)	(843)	7,025
NACCO and Other	(1,289)	(836)	(1,142)	(981)
Eliminations	180	(166)	112	462
	$3,241	$1,288	$5,760	$21,538

NACoal	$4,547	$4,199	$(5,345)	$2,218
HBB	618	1,618	6,378	11,135
KC	(1,893)	(1,847)	(550)	3,870
NACCO and Other	(1,239)	(697)	(774)	(636)
Eliminations	(1,006)	(3,548)	3,432	1,504
Net income (loss)	$1,027	$(275)	$3,141	$18,091

Basic earnings (loss) per share	$0.14	$(0.04)	$0.45	$2.65

Diluted earnings (loss) per share	$0.14	$(0.04)	$0.45	$2.63

During the third quarter of 2015, NACoal recorded a $7.5 million charge related to Centennial's asset retirement obligations. See Note 3 for further information.
The significant increase in gross profit of HBB and KC in the fourth quarter of 2015 compared with the prior quarters of 2015 is primarily due to the seasonal nature of of their businesses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues
NACoal	$39,872	$49,780	$49,840	$33,210
HBB	101,325	118,385	135,155	204,818
KC	36,876	32,804	37,551	61,314
Eliminations	(660)	(599)	(832)	(2,057)
	$177,413	$200,370	$221,714	$297,285
Gross profit	$36,171	$36,523	$46,543	$65,835
Earnings of unconsolidated mines	$12,438	$11,567	$12,064	$12,327
Operating profit (loss)
NACoal	$6,653	$183	$4,362	$(100,228)
HBB	937	2,251	9,531	23,053
KC	(6,514)	(4,255)	(1,429)	5,123
NACCO and Other	(1,352)	(2,004)	(1,073)	(1,027)
Eliminations	(309)	(66)	(68)	(77)
	$(585)	$(3,891)	$11,323	$(73,156)

NACoal	$5,705	$(75)	$3,185	$(59,792)
HBB	350	1,359	6,008	15,427
KC	(4,033)	(2,657)	(966)	3,053
NACCO and Other	(1,197)	(1,673)	(906)	(1,568)
Eliminations	(2,349)	(578)	378	2,211
Net income	$(1,524)	$(3,624)	$7,699	$(40,669)

Basic earnings per share	$(0.19)	$(0.47)	$1.02	$(5.57)

Diluted earnings per share	$(0.19)	$(0.47)	$1.02	$(5.57)

During the fourth quarter of 2014, NACoal's long-lived asset evaluation resulted in the Company recording a non-cash, asset impairment charge of $105.1 million on the line "Centennial long-lived asset impairment charge" in the Consolidated Statements of Operations. See Note 10 for further discussion of the Company's long-lived asset impairment.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 19—Parent Company Condensed Balance Sheets

The condensed balance sheets of NACCO, the parent company, at December 31 are as follows:

	2015	2014
ASSETS
Cash and cash equivalents	$22,506	$53,415
Current intercompany accounts receivable, net	2,555	—
Other current assets	1,241	1,570
Investment in subsidiaries
HBB	51,377	49,613
KC	31,750	32,170
NACoal	108,381	103,056
Other	13,516	13,143
	205,024	197,982
Property, plant and equipment, net	1,276	1,253
Other non-current assets	8,534	8,078
Total Assets	$241,136	$262,298
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$6,323	$7,636
Current intercompany accounts payable, net	—	9,756
Note payable to Bellaire	18,700	18,700
Other non-current liabilities	14,975	14,732
Stockholders’ equity	201,138	211,474
Total Liabilities and Stockholders’ Equity	$241,136	$262,298
The credit agreements at NACoal, HBB and KC allow the transfer of assets to NACCO under certain circumstances. The amount of NACCO's investment in NACoal, HBB, KC and NACCO and Other that was restricted at December 31, 2015 totaled approximately $182.1 million. The amount of unrestricted cash available to NACCO included in “Investment in subsidiaries” was $12.0 million at December 31, 2015. Dividends, advances and management fees from its subsidiaries are the primary sources of cash for NACCO.

NOTE 20—Unconsolidated Subsidiaries

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

The investment in the Unconsolidated Mines and related tax positions totaled $24.6 million and $28.2 million at December 31, 2015 and 2014, respectively, and is included on the line “Other Non-current Assets” in the Consolidated Balance Sheets. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $4.0 million at both December 31, 2015 and December 31, 2014, and $5.4 million at December 31, 2013.

Included in "Accounts receivable from affiliates" on the Consolidated Balance Sheet is $53.2 million as of December 31, 2014 due to NACoal from Coyote Creek. Coyote Creek repaid NACoal the amount outstanding during 2015 as a result of Coyote

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Creek’s completion of third-party financing.

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
Summarized financial information for the unconsolidated subsidiaries is as follows:

	2015	2014	2013
Statement of Operations
Revenues	$608,349	$579,031	$577,436
Gross profit	$71,727	$74,244	$74,870
Income before income taxes	$49,641	$48,592	$47,953
Net income	$39,181	$37,067	$37,468
Balance Sheet
Current assets	$160,498	$143,105
Non-current assets	$913,402	$781,475
Current liabilities	$129,126	$177,659
Non-current liabilities	$940,782	$742,938
NACoal received dividends of $39.1 million and $38.3 million from the unconsolidated subsidiaries in 2015 and 2014, respectively.

NOTE 21—Related Party Transactions
Legal services rendered by Jones Day approximated $1.6 million, $1.9 million and $1.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. A director of the Company was also Of Counsel with this law firm during 2014 and 2013.
The Company's Chairman, President and Chief Executive Officer also serves as Chairman, President and Chief Executive Officer of Hyster-Yale Materials Handling, Inc. ("Hyster-Yale"). Hyster-Yale is a former subsidiary of the Company that was spun-off to stockholders in 2012. In the ordinary course of business, the Company's subsidiaries lease or buy Hyster-Yale lift trucks. The terms may not be comparable to terms that would be obtained in a transaction between unaffiliated parties.

NOTE 22—Acquisitions

Weston Brands: On December 16, 2014, HBB completed the asset acquisition of Weston Products, LLC, which HBB refers to as Weston Brands, in exchange for cash consideration of $25.4 million, of which $25.0 million was paid at closing and $0.4 million was paid in 2015. During 2015 and 2014, the Company incurred $0.2 million and $0.4 million, respectively, in acquisition costs related to Weston Brands, which is included in "Selling, general and administrative expenses" in the Consolidated Statement of Operations.

The results of Weston Brands included in the Company's Consolidated Statement of Operations from the acquisition date through December 31, 2014 are as follows:

Revenues	$1,102
Operating loss	$(193)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The following table summarizes the fair values of the assets acquired and liabilities assumed of Weston Brands as of the acquisition date:

Accounts receivable	$6,100
Inventory	5,113
Other current assets	624
Property, plant and equipment	590
Intangible assets	10,100
Total assets acquired	22,527
Current liabilities	3,367
Total liabilities assumed	3,367
Net assets acquired	19,160
Purchase price	25,413
Goodwill	$6,253

The goodwill arising from the acquisition is deductible for tax purposes. See Note 6 for further discussion of the intangible assets acquired.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY CONDENSED BALANCE SHEETS

	December 31
	2015	2014
	(In thousands)
ASSETS
Cash and cash equivalents	$22,506	$53,415
Current intercompany accounts receivable, net	2,555	—
Other current assets	1,241	1,570
Investment in subsidiaries
HBB	51,377	49,613
KC	31,750	32,170
NACoal	108,381	103,056
Other	13,516	13,143
	205,024	197,982
Property, plant and equipment, net	1,276	1,253
Other non-current assets	8,534	8,078
Total Assets	$241,136	$262,298
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$6,323	$7,636
Current intercompany accounts payable, net	—	9,756
Note payable to Bellaire	18,700	18,700
Other non-current liabilities	14,975	14,732
Stockholders’ equity	201,138	211,474
Total Liabilities and Stockholders’ Equity	$241,136	$262,298
See Notes to Parent Company Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2015	2014	2013
	(In thousands)
(Income) expense:
Intercompany interest expense	$1,309	$1,305	$1,431
Other, net	(270)	(276)	(471)
	1,039	1,029	960
Administrative and general expenses	3,704	4,862	5,670
Loss before income taxes	(4,743)	(5,891)	(6,630)
Income tax benefit	(1,496)	(1,764)	(1,527)
Net loss before equity in earnings of subsidiaries	(3,247)	(4,127)	(5,103)
Equity in earnings of subsidiaries	25,231	(33,991)	49,553
Net income (loss)	21,984	(38,118)	44,450
Foreign currency translation adjustment	(2,756)	(1,896)	(229)
Deferred gain on available for sale securities, net of tax	17	442	729
Current period cash flow hedging activity, net of $357 tax benefit in 2015, $838 tax benefit in 2014 and $477 tax expense in 2013	(577)	(1,518)	810
Reclassification of hedging activities into earnings, net of $191 tax benefit in 2015, $489 tax benefit in 2014 and $95 tax benefit in 2013	409	898	152
Current period pension and postretirement plan adjustment, net of $1,222 tax benefit in 2015, $3,292 tax benefit in 2014 and $5,531 tax expense in 2013	(1,204)	(6,483)	8,022
Curtailment gain into earnings, net of $718 tax expense in 2013	—	—	(983)
Reclassification of pension and postretirement adjustments into earnings, net of $420 tax benefit in 2015, $313 tax benefit in 2014 and $740 tax benefit in 2013	856	627	1,101
Total other comprehensive income (loss)	(3,255)	(7,930)	9,602
Comprehensive Income (loss)	$18,729	$(46,048)	$54,052
See Notes to Parent Company Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2015	2014	2013
	(In thousands)
Operating Activities
Net income (loss)	$21,984	$(38,118)	$44,450
Equity in earnings of subsidiaries	25,231	(33,991)	49,553
Parent company only net loss	(3,247)	(4,127)	(5,103)
Net changes related to operating activities	(11,015)	5,710	(1,858)
Net cash provided by (used for) operating activities	(14,262)	1,583	(6,961)
Investing Activities
Expenditures for property, plant and equipment	(328)	(103)	(238)
Net cash used for investing activities	(328)	(103)	(238)
Financing Activities
Cash dividends received from subsidiaries	15,000	22,300	20,000
Notes payable to Bellaire	—	(1,750)	—
Capital contributions to subsidiaries	—	(19,800)	—
Purchase of treasury shares	(24,010)	(35,075)	(31,306)
Cash dividends paid	(7,296)	(7,755)	(8,104)
Other	(13)	(20)	(15)
Net cash used for financing activities	(16,319)	(42,100)	(19,425)
Cash and cash equivalents
Decrease for the period	(30,909)	(40,620)	(26,624)
Balance at the beginning of the period	53,415	94,035	120,659
Balance at the end of the period	$22,506	$53,415	$94,035
See Notes to Parent Company Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO PARENT COMPANY CONDENSED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2015, 2014 AND 2013
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
NOTE C — UNRESTRICTED CASH
The amount of unrestricted cash available to NACCO, included in “Investment in subsidiaries,” was $12.0 million at December 31, 2015 and was in addition to the $22.5 million of cash included in the Parent Company Condensed Balance Sheet at December 31, 2015.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
YEAR ENDED DECEMBER 31, 2015, 2014 AND 2013

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts — Describe	Deductions — Describe		Balance at End of Period (C)
(In thousands)
2015
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$2,731	$18	$—	$345	(A)	$2,404
Allowance for discounts, adjustments and returns	$15,048	$25,150	$1,587	$24,388	(B)	$17,397
2014
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$846	$2,035	$—	$150	(A)	$2,731
Allowance for discounts, adjustments and returns	$12,859	$23,629	$—	$21,440	(B)	$15,048
2013
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$955	$(5)	$—	$104	(A)	$846
Allowance for discounts, adjustments and returns	$15,194	$20,476	$60	$22,871	(B)	$12,859

(A)	Write-offs, net of recoveries.

(B)	Payments and customer deductions for product returns, discounts and allowances.

(C)	Balances which are not required to be presented and those which are immaterial have been omitted.

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

4.4
Amended and Restated Stockholders' Agreement, dated as of September 28, 2012, as amended on February 16, 2016, among the signatories thereto, NACCO Industries, Inc., as depository, and NACCO Industries, Inc.**

(10) Material Contracts.

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

10.13*
Form of Cashless Exercise Award Agreement for the NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan (Amended and Restated Effective March 1, 2012) is incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, Commission File Number 1-9172.

10.14*
Form of Non-Cashless Exercise Award Agreement for the NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan (Amended and Restated Effective March 1, 2012) is incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, Commission File Number 1-9172.

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

10.25*
The North American Coal Corporation Annual Incentive Compensation Plan (Amended and Restated Effective March 1, 2015) is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed by the Company on May 18, 2015, Commission File Number 1-9172.

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

10.42
Third Restatement of Lignite Mining Agreement by and between The Sabine Mining Company and Southwestern Electric Power Company, dated as of January 1, 2008, is incorporated herein by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.+

10.43
Amendment No. 1 to Third Restatement of Lignite Mining Agreement by and between The Sabine Mining Company and Southwestern Electric Power Company, dated as of October 18, 2013 is incorporated herein by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, Commission File Number 1-9172.

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

10.51
Second Amendment to Lignite Sales Agreement, dated as of March 16, 2015, between Coyote Creek Mining Company, L.L.C. and Otter Tail Power Company, Northern Municipal Power Agency, Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc., and NorthWestern Corporation is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on May 5, 2015, Commission File Number 1-9172.

10.52
Lignite Sales Agreement between Mississippi Lignite Mining Company and KMRC RH, LLC, dated as of February 28, 2013 is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on May 1, 2013, Commission File Number 1-9172.+++

10.53
Letter Agreement, dated January 1, 2015, between Mississippi Lignite Mining Company and KMRC RH, LLC. is incorporated herein by reference to Exhibit 10.51 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, Commission File Number 1-9172.

10.54
Modification and Omnibus Agreement between Mississippi Lignite Mining Company and Choctaw Generation Limited Partnership, dated as of February 28, 2013 is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on May 1, 2013, Commission File Number 1-9172.

10.55*
Amendment No. 3 to The North American Coal Corporation Supplemental Retirement Benefit Plan (Amended and Restated as of January 1, 2008) is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed by the Company on October 1, 2013, Commission File Number 1-9172.

10.56*
Amendment No. 4 to The North American Coal Corporation Supplemental Retirement Benefit Plan (Amended and Restated as of January 1, 2008) is incorporated herein by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, Commission File Number 1-9172.

10.57*	Amendment No. 5 to The North American Coal Corporation Supplemental Retirement Benefit Plan (Amended and Restated as of January 1, 2008) **
10.58
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

10.59*
The North American Coal Corporation Excess Retirement Plan (Amended and Restated Effective January 1, 2014) is incorporated herein by reference to Exhibit 10.65 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, Commission File Number 1-9172.

10.60	The North American Coal Corporation Excess Retirement Plan (Amended and Restated Effective January 1, 2016)**
10.61
Agreement, dated as of March 16, 2015, among The North American Coal Corporation, Otter Tail Power Company, Northern Municipal Power Agency, Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc. and Northwestern Corporation is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed by the Company on May 5, 2015, Commission File Number 1-9172.

10.62*
The North American Coal Corporation Deferred Compensation Plan for Management Employees (Amended and Restated Effective January 1, 2014) is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 8-K, filed by the Company on February 14, 2014, Commission File Number 1-9172.

10.63*
Consulting Agreement by and between The North American Coal Corporation and Robert L. Benson (effective July 1, 2015) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on May 18, 2015, Commission File Number 1-9172.

10.64
Credit Agreement, dated as of April 29, 2010, among The Kitchen Collection, Inc., the borrowers and guarantors thereto, Wells Fargo Retail Finance, LLC and the other lenders thereto is incorporated herein by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.

10.65
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

10.66
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

10.67
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

10.68
Amended and Restated Guaranty and Security Agreement, dated as of May 31, 2012, among Hamilton Beach Brands, Inc. and Hamilton Beach, Inc., as Grantors, and Wells Fargo Bank, National Association, as Administrative Agent is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed by the Company on June 6, 2012, Commission File Number 1-9172.

10.69
Amended and Restated Canadian Guarantee and Security Agreement, dated as of May 31, 2012, among Hamilton Beach Brands Canada, Inc., as Grantor, and Wells Fargo Bank, National Association, as Administrative Agent is incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed by the Company on June 6, 2012, Commission File Number 1-9172.

10.70
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

10.71
Amendment No.2 to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties Hereto as the Lenders, Hamilton Beach Brands, Inc. (as US Borrower) and Hamilton Beach Brands Canada, Inc., (as Canadian Borrower) as Borrowers, dated as of November 20, 2014 is incorporated herein by reference to Exhibit 10.66 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, Commission File Number 1-9172.

10.72
Amendment No. 3 to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties Hereto as the Lenders, Hamilton Beach Brands, Inc. (as Parent) and Weston Brands, LLC (as Weston) (collectively referred to as US Borrowers) and Hamilton Beach Brands Canada, Inc. (as Canadian Borrower) dated December 23, 2015**

10.73*
The Hamilton Beach Brands, Inc. 2013 Annual Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on March 27, 2013, Commission File Number 1-9172.

10.74*
Hamilton Beach Brands, Inc. Long-Term Incentive Compensation Plan (Amended and Restated Effective March 1, 2015) is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on May 18, 2015, Commission File Number 1-9172.

10.75*
The Hamilton Beach Brands, Inc. Annual Incentive Compensation Plan (Effective January 1, 2014) is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on May 9, 2014, Commission File Number 1-9172.

10.76*
The Hamilton Beach Brands, Inc. Excess Retirement Plan (As Amended and Restated Effective January 1, 2015) is incorporated herein by reference to Exhibit 10.71 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, Commission File Number 1-9172.

10.77*	Amendment No.1 to The Hamilton Beach Brands, Inc. Excess Retirement Plan (As Amended and Restated Effective January 1, 2015)**

(21) Subsidiaries. A list of the subsidiaries of the Company is attached hereto as Exhibit 21.
(23) Consents of experts and counsel.

23.1	Consents of experts and counsel.
(24) Powers of Attorney.

24.1	A copy of a power of attorney for Scott S. Cowen is attached hereto as Exhibit 24.1.
24.2	A copy of a power of attorney for John P. Jumper is attached hereto as Exhibit 24.2.
24.3	A copy of a power of attorney for Dennis W. LaBarre is attached hereto as Exhibit 24.3.
24.4	A copy of a power of attorney for Richard de J. Osborne is attached hereto as Exhibit 24.4.
24.5	A copy of a power of attorney for James A. Ratner is attached hereto as Exhibit 24.5.
24.6	A copy of a power of attorney for Britton T. Taplin is attached hereto as Exhibit 24.6.
24.7	A copy of a power of attorney for David F. Taplin is attached hereto as Exhibit 24.7.
24.8	A copy of a power of attorney for David B.H. Williams is attached hereto as Exhibit 24.8.
(31) Rule 13a-14(a)/15d-14(a) Certifications.

31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31(i)(1).
31(i)(2)	Certification of Elizabeth I. Loveman pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31(i)(2).
(32)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and Elizabeth I. Loveman.
(95)	Mine Safety Disclosure Exhibit is attached hereto as Exhibit 95.
(99)
Other exhibits not otherwise required to be filed. Audited Combined Financial Statements for the Unconsolidated Mines of the North American Coal Corporation, dated December 31, 2015, 2014 and 2013 with Report of Independent Registered Public Accounting Firm is attached hereto as Exhibit 99.**

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