Form 10-Q
period 2016-03-31
NACCO INDUSTRIES INC
filed 2016-05-04
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

YES ☐ NO ☑

Number of shares of Class A Common Stock outstanding at April 29, 2016: 5,307,743
Number of shares of Class B Common Stock outstanding at April 29, 2016: 1,571,528

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31 2016	DECEMBER 31 2015	MARCH 31 2015
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$35,718	$52,499	$29,312
Accounts receivable, net	73,851	111,020	92,007
Accounts receivable from affiliates	4,590	3,085	2,119
Inventories, net	164,334	165,016	187,096
Assets held for sale	17,593	17,497	1,319
Prepaid expenses and other	19,680	12,317	25,599
Total current assets	315,766	361,434	337,452
Property, plant and equipment, net	132,345	132,539	156,551
Goodwill	6,253	6,253	6,253
Other Intangibles, net	55,858	56,843	59,737
Deferred income taxes	33,588	42,013	29,222
Other non-current assets	62,704	56,326	64,422
Total assets	$606,514	$655,408	$653,637
LIABILITIES AND EQUITY
Accounts payable	$90,247	$100,300	$101,011
Revolving credit agreements of subsidiaries - not guaranteed by the parent company	4,170	8,365	22,512
Current maturities of long-term debt of subsidiaries - not guaranteed by the parent company	1,513	1,504	1,476
Accrued payroll	13,057	40,854	24,135
Accrued cooperative advertising	6,437	10,676	6,123
Other current liabilities	25,373	30,047	29,960
Total current liabilities	140,797	191,746	185,217
Long-term debt of subsidiaries - not guaranteed by the parent company	157,468	160,113	164,935
Asset retirement obligations	41,286	39,780	37,875
Pension and other postretirement obligations	13,088	10,046	10,498
Other long-term liabilities	51,856	52,585	52,162
Total liabilities	404,495	454,270	450,687
Stockholders' equity
Common stock:
Class A, par value $1 per share, 5,307,743 shares outstanding (December 31, 2015 - 5,265,446 shares outstanding; March 31, 2015 - 5,574,814 shares outstanding)	5,308	5,265	5,575
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,571,528 shares outstanding (December 31, 2015 - 1,571,727 shares outstanding; March 31, 2015 - 1,572,647 shares outstanding)	1,571	1,572	1,573
Capital in excess of par value	712	—	—
Retained earnings	218,743	217,745	216,927
Accumulated other comprehensive loss	(24,315)	(23,444)	(21,125)
Total stockholders' equity	202,019	201,138	202,950
Total liabilities and equity	$606,514	$655,408	$653,637

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31
	2016	2015
	(In thousands, except per share data)
Revenues	$173,421	$193,734
Cost of sales	133,416	155,545
Gross profit	40,005	38,189
Earnings of unconsolidated mines	12,648	12,553
Operating expenses
Selling, general and administrative expenses	46,259	46,416
Amortization of intangible assets	982	1,085
	47,241	47,501
Operating profit	5,412	3,241
Other expense (income)
Interest expense	1,505	2,125
Income from other unconsolidated affiliates	(303)	(1,172)
Closed mine obligations	376	402
Other, net, including interest income	53	479
	1,631	1,834
Income before income tax provision	3,781	1,407
Income tax provision	979	380
Net income	$2,802	$1,027

Basic earnings per share	$0.41	$0.14
Diluted earnings per share	$0.41	$0.14

Dividends per share	$0.2625	$0.2575

Basic weighted average shares outstanding	6,857	7,189
Diluted weighted average shares outstanding	6,885	7,208

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED
	MARCH 31
	2016	2015
	(In thousands)
Net income	$2,802	$1,027
Foreign currency translation adjustment	207	(823)
Deferred gain on available for sale securities	65	38
Current period cash flow hedging activity, net of $680 and $320 tax benefit in the three months ended March 31, 2016 and March 31, 2015, respectively.	(1,367)	(595)
Reclassification of hedging activities into earnings, net of $61 and $99 tax benefit in the three months ended March 31, 2016 and March 31, 2015, respectively.	75	185
Reclassification of pension and postretirement adjustments into earnings, net of $99 and $108 tax benefit in the three months ended March 31, 2016 and March 31, 2015, respectively.	149	259
Total other comprehensive income (loss)	$(871)	$(936)
Comprehensive income	$1,931	$91

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31
	2016	2015
	(In thousands)
Operating activities
Net income	$2,802	$1,027
Adjustments to reconcile from net income to net cash provided by (used for) operating activities:
Depreciation, depletion and amortization	4,192	5,758
Amortization of deferred financing fees	157	631
Deferred income taxes	8,425	$5,150
Other	(1,973)	(8,216)
Working capital changes:
Accounts receivable	35,095	83,716
Inventories	632	3,286
Other current assets	(2,207)	(1,063)
Accounts payable	(12,580)	(24,800)
Income taxes receivable/payable	(6,062)	(9,815)
Other current liabilities	(32,300)	(18,202)
Net cash provided by (used for) operating activities	(3,819)	37,472

Investing activities
Expenditures for property, plant and equipment	(4,359)	(2,386)
Other	1,036	864
Net cash used for investing activities	(3,323)	(1,522)

Financing activities
Additions to long-term debt	137	2,876
Reductions of long-term debt	(2,772)	(363)
Net reductions to revolving credit agreements	(4,195)	(61,488)
Cash dividends paid	(1,804)	(1,850)
Purchase of treasury shares	—	(6,911)
Other	(1,018)	(21)
Net cash used for financing activities	(9,652)	(67,757)

Effect of exchange rate changes on cash	13	(16)

Cash and cash equivalents
Decrease for the period	(16,781)	(31,823)
Balance at the beginning of the period	52,499	61,135
Balance at the end of the period	$35,718	$29,312

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Available for Sale Securities	Deferred Gain (Loss) on Cash Flow Hedging	Pension and Postretirement Plan Adjustment	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2015	$5,662	$1,573	$—	$224,428	$(2,699)	$1,463	$56	$(19,009)	$211,474
Stock-based compensation	34	—	112	—	—	—	—	—	146
Purchase of treasury shares	(121)	—	(112)	(6,678)	—	—	—	—	(6,911)
Net income	—	—	—	1,027	—	—	—	—	1,027
Cash dividends on Class A and Class B common stock: $0.2575 per share	—	—	—	(1,850)	—	—	—	—	(1,850)
Current period other comprehensive income (loss)	—	—	—	—	(823)	38	(595)	—	(1,380)
Reclassification adjustment to net income	—	—	—	—	—	—	185	259	444
Balance, March 31, 2015	$5,575	$1,573	$—	$216,927	$(3,522)	$1,501	$(354)	$(18,750)	$202,950

Balance, January 1, 2016	$5,265	$1,572	$—	$217,745	$(5,455)	$1,480	$(112)	$(19,357)	$201,138
Stock-based compensation	42	—	712	—	—	—	—	—	754
Conversion of Class B to Class A shares	1	(1)	—	—	—	—	—	—	—
Net income	—	—	—	2,802	—	—	—	—	2,802
Cash dividends on Class A and Class B common stock: $0.2625 per share	—	—	—	(1,804)	—	—	—	—	(1,804)
Current period other comprehensive income (loss)	—	—	—	—	207	65	(1,367)	—	(1,095)
Reclassification adjustment to net income	—	—	—	—	—	—	75	149	224
Balance, March 31, 2016	$5,308	$1,571	$712	$218,743	$(5,248)	$1,545	$(1,404)	$(19,208)	$202,019

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
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

The North American Coal Corporation and its affiliated companies (collectively, “NACoal”) mine coal for use in power generation and provide selected value-added mining services for other natural resources companies. Hamilton Beach Brands, Inc. (“HBB”) is a leading designer, marketer and distributor of small electric household and specialty housewares appliances, as well as commercial products for restaurants, bars and hotels. The Kitchen Collection, LLC (“KC”) is a national specialty retailer of kitchenware in outlet and traditional malls throughout the United States.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at March 31, 2016 and the results of its operations, comprehensive income (loss), cash flows and changes in equity for the three months ended March 31, 2016 and 2015 have been included. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. GAAP for complete financial statements.

Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2016. The HBB and KC businesses are seasonal and a majority of revenues and operating profit typically occurs in the second half of the calendar year when sales of small electric household appliances to retailers and consumers increase significantly for the fall holiday selling season. For further information regarding seasonality of these businesses, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Certain amounts in the prior periods' Unaudited Condensed Consolidated Financial Statements have been reclassified to conform to the current period's presentation.

NOTE 2—Recently Issued Accounting Standards

Accounting Standards Adopted in 2016

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early application is permitted. In August 2015, the FASB issued ASU 2015-15, "Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update)."  ASU 2015-15 amends Subtopic 835-30 to include that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of debt issuance costs over the term of the line-of-credit arrangement, whether or not there are any outstanding borrowings on the line-of-credit arrangement. This guidance is effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2015. The adoption of this guidance did not have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, "Inventory - Simplifying the Measurement of Inventory," which requires that inventory be measured at lower of cost or net realizable value. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of this guidance did not have a material effect on the Company's financial position, results of operations, cash flows and related disclosures.

Accounting Standards Not Yet Adopted

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

NOTE 3—Inventories

Inventories are summarized as follows:

	MARCH 31 2016	DECEMBER 31 2015	MARCH 31 2015
Coal - NACoal	$16,305	$16,652	$26,306
Mining supplies - NACoal	20,810	21,755	19,445
Total inventories at weighted average cost	37,115	38,407	45,751
Sourced inventories - HBB	94,482	97,511	104,258
Retail inventories - KC	32,737	29,098	37,087
Total inventories at FIFO	127,219	126,609	141,345
	$164,334	$165,016	$187,096

NOTE 4—Stockholders' Equity

Amounts Reclassified out of Accumulated Other Comprehensive Income (Loss): The following table summarizes the amounts reclassified out of Accumulated other comprehensive income (loss) ("AOCI") and recognized in the Unaudited Condensed Consolidated Statements of Operations:

	Amount Reclassified from AOCI
	THREE MONTHS ENDED
	March 31
Details about AOCI Components	2016	2015	Location of (gain) loss reclassified from AOCI into income (loss)
(Gain) loss on cash flow hedging
Foreign exchange contracts	$(156)	$(85)	Cost of sales
Interest rate contracts	292	369	Interest expense
	136	284	Total before income tax benefit
	(61)	(99)	Income tax benefit
	$75	$185	Net of tax

Pension and postretirement plan
Actuarial loss	$260	$381	(a)
Prior-service credit	(12)	(14)	(a)
	248	367	Total before income tax benefit
	(99)	(108)	Income tax benefit
	$149	$259	Net of tax

Total reclassifications for the period	$224	$444	Net of tax

(a) These AOCI components are included in the computation of pension and postretirement health care (income) expense. See Note 10 for further information.

NOTE 5—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Date	(Level 1)	(Level 2)	(Level 3)
	March 31, 2016
Assets:
Available for sale securities	$7,347	$7,347	$—	$—
	$7,347	$7,347	$—	$—
Liabilities:
Interest rate swap agreements	$1,850	$—	$1,850	$—
Foreign currency exchange contracts	491	—	491	—
	$2,341	$—	$2,341	$—

	December 31, 2015
Assets:
Available for sale securities	$7,247	$7,247	$—	$—
Interest rate swap agreements	3	—	3	—
Foreign currency exchange contracts	386	—	386	—
	$7,636	$7,247	$389	$—
Liabilities:
Interest rate swap agreements	$698	$—	$698	$—
	$698	$—	$698	$—

	March 31, 2015
Assets:
Available for sale securities	$7,279	$7,279	$—	$—
Foreign currency exchange contracts	634	—	634	—
	$7,913	$7,279	$634	$—
Liabilities:
Interest rate swap agreements	$1,242	$—	$1,242	$—
	$1,242	$—	$1,242	$—

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

There were no transfers into or out of Levels 1, 2 or 3 during the three months ended March 31, 2016 and 2015.

Other Fair Value Measurement Disclosures: The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. Revolving credit agreements and long-term debt are recorded at carrying value in the Unaudited Condensed Consolidated Balance Sheets. The fair value of revolving credit agreements approximates their carrying value as the stated rates of the debt reflect recent market conditions. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account subsidiary credit risk, which is Level 2 as defined in the fair value hierarchy. At March 31, 2016, December 31, 2015 and March 31, 2015, both the fair value and the book value of the Company's revolving credit agreements and long-term debt, excluding capital leases, was $153.4 million, $159.8 million and $177.6 million, respectively.

NOTE 6—Unconsolidated Subsidiaries

NACoal has two consolidated mining operations: Mississippi Lignite Mining Company (“MLMC”) and Centennial Natural Resources ("Centennial"). Centennial ceased coal production in the fourth quarter of 2015 but wind-down and reclamation activities are ongoing. In addition, NACoal provides dragline mining services for independently owned limerock quarries in Florida. NACoal also has the following wholly owned unconsolidated subsidiaries that each meet the definition of a variable interest entity and are accounted for using the equity method:

Bisti Fuels Company, LLC ("Bisti")
Caddo Creek Resources Company, LLC (“Caddo Creek”)
Camino Real Fuels, LLC (“Camino Real”)
The Coteau Properties Company ("Coteau")
Coyote Creek Mining Company, LLC (“Coyote Creek”)
Demery Resources Company, LLC (“Demery”)
The Falkirk Mining Company ("Falkirk")
Liberty Fuels Company, LLC (“Liberty”)
NoDak Energy Services, LLC ("NoDak")
The Sabine Mining Company ("Sabine")

The unconsolidated subsidiaries, with the exception of NoDak (collectively, the "Unconsolidated Mines"), were formed to develop, construct and/or operate surface coal mines under long-term contracts and are capitalized primarily with debt financing provided by or supported by their respective customers, and without recourse to NACCO and NACoal. The contracts with the customers of the unconsolidated subsidiaries provide for reimbursement to the company at a price based on actual costs plus an agreed upon pre-tax profit per ton of coal sold, actual costs plus an agreed upon fee per btu of heating value delivered or actual costs plus a management fee. The fees earned at each mine adjust over time in line with various indices which reflect general inflation rates. Although NACoal owns 100% of the equity and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities or absorb any expected losses without additional support from the customers. The customers have a controlling financial interest and have the power to direct the activities that most significantly affect the economic performance of the entities. As a result, NACoal is not the primary beneficiary and, therefore, does not consolidate these entities' financial positions or results of operations. The income taxes resulting from the operations of the Unconsolidated Mines are solely the responsibility of the Company. The pre-tax income from the Unconsolidated Mines is reported on the line “Earnings of unconsolidated mines” in the Unaudited Condensed Consolidated Statements of Operations, with related income taxes included in the provision for income taxes. The Company has included the pre-tax earnings of the Unconsolidated Mines above operating profit because they are an integral component of the Company's business and operating results. The pre-tax income from NoDak is reported on the line "(Income) loss from other unconsolidated affiliates" in the "Other expense (income)" section of the Unaudited Condensed Consolidated Statements of Operations, with the related income taxes included in the provision for income taxes.

Coteau, Falkirk, Sabine, Liberty and Coyote supply or will supply lignite coal for power generation. Demery and Caddo Creek supply lignite coal for the production of activated carbon. Camino Real supplies sub-bituminous coal for power generation. Bisti will supply sub-bituminous coal for power generation. NoDak operates and maintains a coal processing facility.

The investments in the Unconsolidated Mines and related tax positions totaled $29.5 million, $24.6 million and $31.2 million at March 31, 2016, December 31, 2015 and March 31, 2015, respectively. These amounts are included on the line “Other non-current assets” in the Unaudited Condensed Consolidated Balance Sheets. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $3.9 million, $4.0 million and $4.0 million at March 31, 2016, December 31, 2015, and March 31, 2015, respectively, and a $1.0 million loan receivable from Navajo Transitional Energy Company, LLC at March 31, 2016. The loan receivable is included in "Other non-current assets".

Included in "Accounts receivable from affiliates" was $53.2 million as of December 31, 2014 due to NACoal from Coyote Creek. Coyote Creek repaid NACoal the amount outstanding during the first quarter of 2015 as a result of Coyote Creek’s completion of third-party financing.

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

Summarized financial information for the unconsolidated subsidiaries is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2016	2015
Revenues	$145,070	$148,071
Gross profit	$18,748	$18,878
Income before income taxes	$13,121	$13,119
Net income	$10,010	$10,155

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

Litigation

The Company is subject to several actions that allege the Company abandoned certain mineral interests pursuant to the Ohio Dormant Mineral Act ("ODMA") by failing to engage in a title transaction or other savings event within a statutory 20-year period. The Company maintains that it preserved its mineral interests by engaging in title transactions or other savings events within the statutory period.  The U.S. District Court for the Southern District of Ohio is expected to issue decisions on certain matters related to the ODMA in 2016.  It is reasonably possible the Company could be required to repay an oil and gas lessee up to $4.5 million of royalties the Company has received since 2011 if it is determined by the Court the Company did not preserve its mineral interests under the ODMA.

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

At March 31, 2016, December 31, 2015 and March 31, 2015, HBB had accrued undiscounted obligations of $9.3 million, $9.1 million and $9.3 million, respectively, for environmental investigation and remediation activities. In addition, HBB estimates that it is reasonably possible that it may incur additional expenses in the range of zero to $5.4 million related to the environmental investigation and remediation at these sites.

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

Changes in the Company's current and long-term recorded warranty liability are as follows:

2016
Balance at January 1	$6,107
Warranties issued	2,186
Settlements made	(2,937)
Balance at March 31	$5,356

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

NOTE 10—Retirement Benefit Plans

The Company maintains various defined benefit pension plans that provide benefits based on years of service and average compensation during certain periods. The Company's policy is to make contributions to fund these plans within the range allowed by applicable regulations. Plan assets consist primarily of publicly traded stocks and government and corporate bonds. Pension benefits were frozen for all employees as of December 31, 2013. All eligible employees of the Company, including employees whose pension benefits are frozen, receive retirement benefits under defined contribution retirement plans.

The Company also maintains postretirement health care plans which provide benefits to eligible retired employees. All health care plans of the Company have a cap on the Company's share of the costs. These plans have no assets. Under the Company's current policy, plan benefits are funded at the time they are due to participants.

The components of pension and postretirement health care expense (income) are set forth below:

	THREE MONTHS ENDED
	MARCH 31
	2016	2015
U.S. Pension and Postretirement Health Care
Service cost	$17	$17
Interest cost	718	717
Expected return on plan assets	(1,270)	(1,277)
Amortization of actuarial loss	283	311
Amortization of prior service credit	(12)	(14)
Total	$(264)	$(246)
Non-U.S. Pension
Interest cost	$35	$39
Expected return on plan assets	(60)	(70)
Amortization of actuarial loss	6	11
Total	$(19)	$(20)

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

	THREE MONTHS ENDED
	MARCH 31
	2016	2015
Revenues
NACoal	$30,287	$41,319
HBB	115,740	123,293
KC	28,383	29,967
Eliminations	(989)	(845)
Total	$173,421	$193,734

Operating profit (loss)
NACoal	$9,742	$5,207
HBB	67	2,188
KC	(2,890)	(3,045)
NACCO and Other	(1,441)	(1,289)
Eliminations	(66)	180
Total	$5,412	$3,241

Net income (loss)
NACoal	$8,253	$4,547
HBB	(261)	618
KC	(1,868)	(1,893)
NACCO and Other	(1,067)	(1,239)
Eliminations	(2,255)	(1,006)
Total	$2,802	$1,027

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

The North American Coal Corporation and its affiliated coal companies (collectively, “NACoal”) mine coal for use in power generation and provide selected value-added mining services for other natural resources companies. Hamilton Beach Brands, Inc. (“HBB”) is a leading designer, marketer and distributor of small electric household and specialty housewares appliances, as well as commercial products for restaurants, bars and hotels. The Kitchen Collection, LLC (“KC”) is a national specialty retailer of kitchenware in outlet and traditional malls throughout the United States.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Please refer to the discussion of the Company's Critical Accounting Policies and Estimates as disclosed on pages 36 through 39 in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The Company's Critical Accounting Policies and Estimates have not materially changed since December 31, 2015.

THE NORTH AMERICAN COAL CORPORATION

NACoal mines coal for use in power generation and provides selected value-added mining services for other natural resources companies. Coal is surface mined from NACoal's developed mines in North Dakota, Texas, Mississippi and Louisiana. Total coal reserves approximate 2.0 billion tons with approximately 1.1 billion tons committed to customers pursuant to long-term contracts.

NACoal has two consolidated mining operations: Mississippi Lignite Mining Company (“MLMC”) and Centennial Natural Resources ("Centennial"). Centennial ceased coal production in the fourth quarter of 2015 but wind-down and reclamation activities are ongoing. In addition, NACoal provides dragline mining services for independently owned limerock quarries in Florida. NACoal also has the following wholly owned unconsolidated subsidiaries that each meet the definition of a variable interest entity and are accounted for using the equity method:

Bisti Fuels Company, LLC ("Bisti")
Caddo Creek Resources Company, LLC (“Caddo Creek”)
Camino Real Fuels, LLC (“Camino Real”)
The Coteau Properties Company ("Coteau")
Coyote Creek Mining Company, LLC (“Coyote Creek”)
Demery Resources Company, LLC (“Demery”)
The Falkirk Mining Company ("Falkirk")
Liberty Fuels Company, LLC (“Liberty”)
NoDak Energy Services, LLC ("NoDak")
The Sabine Mining Company ("Sabine")

The unconsolidated subsidiaries, with the exception of NoDak, were formed to develop, construct and/or operate surface coal mines under long-term contracts and are capitalized primarily with debt financing provided by or supported by their respective customers, and without recourse to NACCO and NACoal. The contracts with the customers of the unconsolidated subsidiaries provide for reimbursement to the company at a price based on actual costs plus an agreed upon pre-tax profit per ton of coal sold, actual costs plus an agreed upon fee per btu of heating value delivered or actual costs plus a management fee. The fees earned at each mine adjust over time in line with various indices which reflect general inflation rates.

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

Liberty commenced production in 2013 and expects to begin delivering coal for power-generation in the third quarter of 2016. Production levels at Liberty are expected to increase gradually and build to full production of approximately 4.5 million tons of coal annually beginning in 2022, although the timing of future deliveries will be affected by when the Kemper County Energy Facility is commissioned.

Coyote Creek expects to deliver approximately 2.5 million tons of coal annually beginning in the second quarter of 2016.

Bisti anticipates that it will replace an existing contract miner at an existing mine by December 31, 2016, after which it will make annual coal deliveries of between 5.0 million to 6.0 million tons.

FINANCIAL REVIEW

Tons of coal sold by NACoal's operating mines were as follows for the three months ended March 31:

	2016	2015
	(In millions)
Coteau	3.6	3.8
Falkirk	1.7	1.9
Sabine	1.1	1.0
Camino Real	0.5	—
Other	0.1	0.1
Unconsolidated mines	7.0	6.8
MLMC	0.8	0.9
Centennial	—	0.1
Consolidated mines	0.8	1.0
Total tons sold	7.8	7.8

The limerock dragline mining operations sold 6.8 million cubic yards of limerock in the three months ended March 31, 2016. This compares with 4.5 million cubic yards of limerock in the three months ended March 31, 2015.

The results of operations for NACoal were as follows for the three months ended March 31:

	2016	2015
Revenue - consolidated mines	$27,247	$39,087
Royalty and other	3,040	2,232
Total revenues	30,287	41,319
Cost of sales - consolidated mines	23,709	39,666
Cost of sales - royalty and other	550	500
Total cost of sales	24,259	40,166
Gross profit	6,028	1,153
Earnings of unconsolidated mines (a)	12,648	12,553
Selling, general and administrative expenses	8,297	7,759
Amortization of intangible assets	637	740
Operating profit	9,742	5,207
Interest expense	1,051	1,681
Other income, including income from other unconsolidated affiliates	(225)	(1,485)
Income before income tax provision	8,916	5,011
Income tax provision	663	464
Net income	$8,253	$4,547

Effective income tax rate (b)	7.4%	9.3%

(a) See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.
(b) The NACoal effective income tax rate is affected by the benefit of percentage depletion.

First Quarter of 2016 Compared with First Quarter of 2015

The following table identifies the components of change in revenues for the first quarter of 2016 compared with the first quarter of 2015:

Revenues
2015	$41,319
Increase (decrease) from:
Centennial mining operations	(9,101)
Other consolidated mining operations	(2,730)
Royalty and other income	799
2016	$30,287

Revenues decreased in the first quarter of 2016 compared with the first quarter of 2015 primarily due to a decrease in revenues at Centennial as a result of the cessation of coal production during the fourth quarter of 2015. The decline in revenue at the other consolidated mining operations was due to a decrease in tons sold at MLMC because of an increase in outage days at the customer's power plant in the first quarter of 2016. The decline was partially offset by an increase in revenues from an increase in limerock yards delivered at the limerock mining operations.

The following table identifies the components of change in operating profit for the first quarter of 2016 compared with the first quarter of 2015:

Operating Profit
2015	$5,207
Increase (decrease) from:
Centennial mining operations	2,577
Other consolidated mining operations	1,708
Royalty and other income	693
Earnings of unconsolidated mines	95
Selling, general and administrative expenses	(538)
2016	$9,742
NACoal reported operating profit of $9.7 million in the first quarter of 2016 compared with operating profit of $5.2 million in the first quarter of 2015, the increase is primarily a result of the cessation of coal production at Centennial during the fourth quarter of 2015, improved operating results at MLMC and an increase in limerock yards delivered. Operating results at MLMC improved as a result of lower operating costs, including diesel fuel and major repairs expenses, during the first quarter of 2016 compared with 2015.

NACoal recognized net income of $8.3 million in the first quarter of 2016 compared with net income of $4.5 million in the first quarter of 2015. The change in net income was due to the factors affecting operating profit partially offset by a decrease in other income as $0.9 million of dividend income in the first quarter of 2015 did not recur in the first quarter of 2016.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the three months ended March 31:

	2016	2015	Change
Operating activities:
Net income	$8,253	$4,547	$3,706
Depreciation, depletion and amortization	2,944	4,403	(1,459)
Other	6,399	(3,548)	9,947
Working capital changes	(21,067)	66,025	(87,092)
Net cash provided by (used for) operating activities	(3,471)	71,427	(74,898)

Investing activities:
Expenditures for property, plant and equipment	(2,517)	(1,065)	(1,452)
Other	969	808	161
Net cash used for investing activities	(1,548)	(257)	(1,291)

Cash flow before financing activities	$(5,019)	$71,170	$(76,189)

The change in net cash provided by (used for) operating activities was primarily the result of working capital changes during the first three months of 2016 compared with the first three months of 2015. The change in working capital was mainly attributable to a significant decrease in accounts receivable from affiliates as NACoal received payment from Coyote Creek, an unconsolidated mine, in the first quarter of 2015. See Note 6 for further discussion on NACoal's payment from Coyote Creek. The change in working capital in the first three months of 2016 was primarily the result of a significant decrease in accrued payroll as a result of payments made during the first quarter of 2016.

The increase in net cash used for investing activities was primarily attributable to increased expenditures for property, plant and equipment. In the first three months of 2016, capital expenditures were mainly for the purchase of machinery and equipment at MLMC.

	2016	2015	Change
Financing activities:
Net additions (reductions) to long-term debt and revolving credit agreements	$(235)	$(71,334)	$71,099
Other	(1,018)	(18)	(1,000)
Net cash provided by (used for) financing activities	$(1,253)	$(71,352)	$70,099

The change in net cash provided by (used for) financing activities was primarily from repayments made on NACoal's revolving line of credit as a result of the payment received from Coyote Creek during the first quarter of 2015.

Financing Activities

NACoal has an unsecured revolving line of credit of up to $225.0 million (the “NACoal Facility”) that expires in November 2018. Borrowings outstanding under the NACoal Facility were $100.0 million at March 31, 2016. At March 31, 2016, the excess availability under the NACoal Facility was $123.9 million, which reflects a reduction for outstanding letters of credit of $1.1 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective March 31, 2016, for base rate and LIBOR loans were 1.00% and 2.00%, respectively. The NACoal Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.35% on the unused commitment at March 31, 2016. The floating rate of interest applicable to the NACoal Facility at March 31, 2016 was 3.39% including the floating rate margin and the effect of the interest rate swap agreement discussed below.

To reduce the exposure to changes in the market rate of interest, NACoal has entered into an interest rate swap agreement for a portion of the NACoal Facility. Terms of the interest rate swap agreement require NACoal to receive a variable interest rate and pay a fixed interest rate. NACoal has interest rate swaps with notional values totaling $100.0 million at March 31, 2016 at an average fixed rate of 1.4%.

The NACoal Facility contains restrictive covenants, which require, among other things, NACoal to maintain a maximum debt to EBITDA ratio of 3.50 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The NACoal Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 3.00 to 1.00 in conjunction with maintaining unused availability thresholds of borrowing capacity, as defined in the NACoal Facility, of $15.0 million. At March 31, 2016, NACoal was in compliance with all financial covenants in the NACoal Facility.

NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At March 31, 2016, the balance of the note was $1.6 million and the interest rate was 0.75%.

NACoal believes funds available from cash on hand at the Company, the NACoal Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the NACoal Facility.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2015, there have been no significant changes in the total amount of NACoal's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 48 in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. See Note 6 for a discussion of certain guarantees related to Coyote Creek.

Capital Expenditures

Expenditures for property, plant and equipment were $2.5 million during the first three months of 2016. NACoal estimates that its capital expenditures for the remainder of 2016 will be an additional $12.7 million, primarily for mine machinery, equipment and land. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

NACoal's capital structure is presented below:

	MARCH 31 2016	DECEMBER 31 2015	Change
Cash and cash equivalents	$6,446	$12,718	$(6,272)
Other net tangible assets	173,601	159,099	14,502
Coal supply agreements, net	47,543	48,181	(638)
Net assets	227,590	219,998	7,592
Total debt	(111,381)	(111,617)	236
Total equity	$116,209	$108,381	$7,828
Debt to total capitalization	49%	51%	(2)%

The increase in other net tangible assets during the first three months of 2016 was primarily due to a significant decrease in accrued payroll and an increase in accounts receivable partially offset by the change in deferred taxes. Accrued payroll decreased as payments were made during the first quarter of 2016. Accounts receivable increased due to increased sales volumes in March primarily at MLMC and the limerock dragline mining operations.

OUTLOOK

NACoal expects an increase in tons sold in 2016 compared with 2015 at its coal mining operations. Despite this overall increase in tons, and excluding Centennial's results in both 2016 and 2015, NACoal expects a decrease in income before income taxes in 2016 compared with 2015, primarily because of an expected decrease in income at MLMC. MLMC sells lignite at contractually agreed upon coal prices which are subject to changes in the level of established indices over time.

Because the price of diesel fuel is heavily-weighted among these indices, the recent substantial decline in diesel prices is expected to reduce earnings at MLMC in 2016. This decline is anticipated to be only partially offset by the beneficial effect of lower diesel prices on production costs. Royalty and other income is also expected to decrease in full-year 2016. These decreases are expected to be partially offset by additional income from the unconsolidated mining operations as newer mines begin or increase production in 2016 and by modestly higher deliveries and operating results at the limerock mining operations.

Production levels are expected to increase in 2016 over 2015 levels at Camino Real, which anticipates a full year of coal deliveries in 2016 after commencing deliveries in October 2015. Camino Real expects to mine approximately 2.5 million to 2.7 million tons of coal annually when at full production. Liberty expects to begin delivering coal for power generation in the third quarter of 2016. Production levels at Liberty are expected to increase gradually and build to full production of approximately 4.5 million tons of coal annually beginning in 2022, although the timing of future deliveries will be affected by when the Kemper County Energy Facility is commissioned. Coyote Creek expects to deliver approximately 2.5 million tons of coal annually beginning in the second quarter of 2016.

Bisti commenced its transition into the contract miner role at the Navajo Mine on the Navajo Nation in New Mexico on January 1, 2016. The production period is scheduled to begin when the customer completes a pending commercial transaction with the existing contract miner, which is expected to occur by December 31, 2016. Production levels are expected to be approximately 5.0 to 6.0 million tons of coal per year. While Bisti is recognizing income during the transition period, it will not receive cash payments until the production period begins.

Over the longer-term, NACoal’s goal continues to be to increase earnings of its unconsolidated mines by approximately 50% from the 2012 level of $45.2 million through the development and maturation of its newer mines and normal escalation of contractual compensation at its existing mines. Income related to a full year of deliveries at the Camino Real mine, the commencement of deliveries at the Coyote Creek and Liberty mines and income at Bisti will contribute to this goal in 2016 and beyond. However, generally low U.S. inflation rates, as reflected in typical market indices, such as the Consumer Price Index and the Producer Price Index, will determine the extent to which contractual compensation at the unconsolidated mines will change year by year. Achievement of the goal to increase earnings of the unconsolidated mines by 50% is currently expected to occur in 2017 or 2018, but timing will depend on future inflation rates and customer demand.

Cash flow before financing activities is expected to decrease substantially in 2016 compared with 2015 primarily as a result of the 2015 repayment of a large receivable from Coyote Creek and higher capital expenditures in 2016. Capital expenditures are expected to be approximately $15.2 million in 2016, of which $2.5 million was expended in the first quarter of 2016.

Centennial ceased mining operations as of December 31, 2015 but wind-down and reclamation activities are ongoing. In 2016, Centennial expects to incur a moderate but substantially lower loss than in 2015, excluding the effect of any potential future asset sales, as it manages mine reclamation obligations and disposes of certain assets.

Centennial will continue to evaluate strategies to maximize cash flow, including through the sale of mineral reserves, equipment and parts inventory. The company is evaluating a range of strategies for its Alabama mineral reserves, including holding reserves with substantial unmined coal tons for sale or contract mining when conditions in Alabama and global coal markets improve. As Centennial continues to execute its wind-down and asset disposal programs, changes in circumstances or the occurrence of certain events may indicate the carrying amount of Centennial’s remaining assets may not be recoverable, resulting in potential future impairment charges. Total assets associated with Centennial, excluding intercompany balances and deferred taxes, are $31.5 million at March 31, 2016 compared with $45.5 million at December 31, 2015. Cash expenditures related to mine reclamation will continue until reclamation is complete or ownership of the mines is transferred.

NACoal expects to continue its efforts to develop new mining projects and is pursuing opportunities for new or expanded coal mining projects, although future opportunities are likely to be very limited. In addition, NACoal continues to pursue additional non-coal mining opportunities, principally in aggregates.

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

FINANCIAL REVIEW

The results of operations for HBB were as follows for the three months ended March 31:

	THREE MONTHS
	2016	2015
Revenues	$115,740	$123,293
Operating profit	$67	$2,188
Interest expense	$426	$420
Other expense (income)	$43	$832
Net income (loss)	$(261)	$618
Effective income tax rate	35.1%	34.0%

First Quarter of 2016 Compared with First Quarter of 2015

The following table identifies the components of change in revenues for the first quarter of 2016 compared with the first quarter of 2015:

Revenues
2015	$123,293
Increase (decrease) from:
Unit volume and product mix	(4,727)
Foreign currency	(2,577)
Other	(249)
2016	$115,740

Revenues for the first quarter of 2016 decreased 6.1% compared with the first quarter of 2015. Revenues decreased primarily due to a reduction in sales volumes in the U.S. consumer retail market and a reduction in commercial sales driven by increased sales of lower-priced products. The reduced sales volume in the U.S. consumer retail market was in part driven by an unexpected decline in retail demand early in the first quarter as retailers re-balanced their inventory at the end of the holiday-selling season. Unfavorable foreign currency movements also contributed to the decrease in revenues as both the Mexican peso and Canadian dollar weakened against the U.S. dollar.

The following table identifies the components of change in operating profit for the first quarter of 2016 compared with the first quarter of 2015:

Operating Profit
2015	$2,188
Increase (decrease) from:
Gross profit	(2,260)
Foreign currency	(390)
Selling, general and administrative expenses	529
2016	$67

HBB's operating profit decreased in the first quarter of 2016 from the first quarter of 2015 due to lower gross profit and unfavorable foreign currency movements partially offset by decreased Selling, general and administrative expenses. The decrease in gross profit was mainly attributable to a shift in sales mix to lower-priced, lower-margin products and reduced sales volumes.

HBB recognized a net loss of $0.3 million in the first quarter of 2016 compared with net income of $0.6 million in the first quarter of 2015 primarily due to the factors affecting operating profit, partially offset by a reduction in the loss related to foreign currency in the first quarter of 2016 compared with the first quarter of 2015.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the three months ended March 31:

	2016	2015	Change
Operating activities:
Net income (loss)	$(261)	$618	$(879)
Depreciation and amortization	799	878	(79)
Other	(447)	313	(760)
Working capital changes	12,922	(11,970)	24,892
Net cash provided by (used for) operating activities	13,013	(10,161)	23,174

Investing activities:
Expenditures for property, plant and equipment	(1,280)	(1,167)	(113)
Net cash used for investing activities	(1,280)	(1,167)	(113)

Cash flow before financing activities	$11,733	$(11,328)	$23,061

Net cash provided by (used for) operating activities increased by $23.2 million in the first three months of 2016 compared with the first three months of 2015 primarily as a result of the change in working capital. The change in working capital was mainly due to a smaller decrease in accounts payable and larger decreases in accounts receivable and inventory in the first three months of 2016 compared with 2015. The change in accounts receivable was primarily attributable to strong cash collections and lower sales in the first three months of 2016 compared with the first three months of 2015. The decrease in inventory was primarily attributable to HBB's inventory management initiative, and the smaller decrease in accounts payable was mainly the result of reduced inventory purchases during the first three months of 2016.

	2016	2015	Change
Financing activities:
Net (reductions) additions to revolving credit agreement and other	$(10,595)	$11,959	$(22,554)
Net cash provided by (used for) financing activities	$(10,595)	$11,959	$(22,554)

The change in net cash provided by financing activities was mainly the result of a decrease in borrowings as HBB required less cash to fund working capital during the first three months of 2016 compared with the first three months of 2015.

Financing Activities

HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires in July 2019. The obligations under the HBB Facility are secured by substantially all of HBB's assets. The approximate book value of HBB's assets held as collateral under the HBB Facility was $213.0 million as of March 31, 2016. At March 31, 2016, the borrowing base under the HBB Facility was $92.9 million and borrowings outstanding under the HBB Facility were $47.6 million. At March 31, 2016, the excess availability under the HBB Facility was $45.3 million.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible accounts receivable, inventory and trademarks of the borrowers, as defined in the HBB Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the HBB Facility. A portion of the availability is denominated in Canadian dollars to provide funding to HBB's Canadian subsidiary. Borrowings bear interest at a floating rate, which can be a base rate or LIBOR, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective March 31, 2016, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.50%, respectively. The applicable margins, effective March 31, 2016, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.00% and 1.50%, respectively. The HBB Facility also required a fee of 0.25% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability. The floating rate of interest applicable to the HBB Facility at March 31, 2016 was 2.42% including the floating rate margin and the effect of interest rate swap agreements discussed below.

To reduce the exposure to changes in the market rate of interest, HBB has entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require HBB to receive a variable interest rate and pay a fixed interest rate. HBB has interest rate swaps with notional values totaling $20.0 million at March 31, 2016 at an average fixed rate of 1.4%.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to NACCO, subject to achieving availability thresholds. Dividends are discretionary to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $25.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At March 31, 2016, HBB was in compliance with all financial covenants in the HBB Facility.

HBB believes funds available from cash on hand at the Company, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the HBB Facility.

Contractual Obligations, Contingent Liabilities and Commitments

In the three months ended March 31, 2016, there were no significant changes in the total amount of HBB's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 55 in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Capital Expenditures

Expenditures for property, plant and equipment were $1.3 million for the first three months of 2016 and are estimated to be an additional $6.6 million for the remainder of 2016. These planned capital expenditures are primarily for improvements to HBB's information technology infrastructure and tooling for new products. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

Working capital is significantly affected by the seasonality of HBB's business. The following is a discussion of the changes in HBB's capital structure at March 31, 2016 compared with both March 31, 2015 and December 31, 2015.

March 31, 2016 Compared with March 31, 2015

	MARCH 31 2016	MARCH 31 2015	Change
Cash and cash equivalents	$1,625	$2,057	$(432)
Other net tangible assets	82,169	97,068	(14,899)
Goodwill and intangible assets, net	14,568	15,951	(1,383)
Net assets	98,362	115,076	(16,714)
Total debt	(47,770)	(65,412)	17,642
Total equity	$50,592	$49,664	$928
Debt to total capitalization	49%	57%	(8)%

Net assets decreased $16.7 million from March 31, 2015 primarily due to a decrease in other net tangible assets. Other net tangible assets decreased $14.9 million from March 31, 2015 mainly as a result of a decrease in accounts receivable and inventory partially offset by a decrease in accounts payable. The change in accounts receivable was primarily attributable to strong cash collections and lower sales in the first three months of 2016 compared with the first three months of 2015. The decrease in inventory was primarily attributable to HBB's inventory management initiative, and the smaller decrease in accounts payable was mainly the result of reduced inventory purchases during the first three months of 2016.

Total debt decreased $17.6 million as HBB required less cash for working capital purposes.

March 31, 2016 Compared with December 31, 2015

	MARCH 31 2016	DECEMBER 31 2015	Change
Cash and cash equivalents	$1,625	$474	$1,151
Other net tangible assets	82,169	94,353	(12,184)
Goodwill and intangible assets, net	14,568	14,915	(347)
Net assets	98,362	109,742	(11,380)
Total debt	(47,770)	(58,365)	10,595
Total equity	$50,592	$51,377	$(785)
Debt to total capitalization	49%	53%	(4)%

Other net tangible assets decreased $12.2 million from December 31, 2015 primarily due to a significant decrease in accounts receivable partially offset by a decrease in accounts payable during the first three months of 2016. The changes in accounts receivable and accounts payable were primarily attributable to the seasonality of the business.

Total debt decreased $10.6 million mainly as a result of the seasonality of the business during the first three months of 2016.

OUTLOOK

Overall consumer confidence and financial pressures experienced by the middle-market consumer have created continued uncertainty about the overall growth prospects for the U.S. retail market for small appliances, including growth prospects for both in-store and internet sales. As a result, volumes in 2016 in the market in which HBB's core brands participate are projected to be comparable or down slightly compared with 2015. The Canadian retail market is also expected to be difficult as the Canadian economy continues to struggle. However, the international and commercial markets in which HBB participates are expected to grow moderately.

In spite of current market conditions, HBB expects its consolidated sales volumes in 2016 to increase moderately compared with 2015 due to enhanced distribution and increased placement of higher-priced products in its core small kitchen appliance business. HBB's international and commercial product sales volumes are expected to increase in 2016 compared with 2015 as a result of the execution of its strategic initiatives.

HBB continues to focus on strengthening the consumer market position of its various product lines through product innovation, promotions, increased placements and branding programs. The company will continue to introduce new innovative products, as well as upgrades to certain existing products across a wide range of brands, price points and categories in both the retail and commercial marketplaces, leveraging its strong brand portfolio. HBB also expects its global, growing commercial business to benefit from broadening the distribution of several newer products. The company continues to pursue other opportunities to create additional product lines and new brands that can be distributed in high-end or specialty stores and on the Internet, including the introduction of the Hamilton Beach® Professional premium line of counter-top kitchen appliances, which is expected to be available starting in mid-2016. As a result of anticipated increases in sales volumes from new product introductions during 2016 and execution of its strategic initiatives, both domestically and internationally, HBB expects a modest increase in revenues in 2016 compared with 2015, provided consumer spending is at expected levels.

Overall, HBB's full-year 2016 net income is expected to increase compared with 2015. The anticipated increase in unit volumes and revenues, resulting from increased distribution and continued implementation and execution of HBB's strategic initiatives, is expected to be partially offset by unfavorable currency relationships based on current currency rates. HBB continues to monitor currency effects, as well as commodity and other input costs, closely and intends to continue to adjust product prices and product placements, as market conditions permit.

Cash flow before financing activities in 2016 is expected to be substantially higher than in 2015. Capital expenditures are expected to be $7.9 million in 2016, of which $1.3 million was expended in the first quarter of 2016.

Longer term, HBB will work to improve return on sales through economies of scale derived from market growth and its five strategic revenue growth initiatives: (1) enhancing its placements in the North American consumer business through consumer-driven innovative products and strong sales and marketing support, (2) enhancing internet sales by providing best-in-class retailer support and increased consumer content and engagement, (3) participating in the "only-the-best" market with a strong brand and broad product line, including investing in new products to be sold under the Jamba®, Wolf Gourmet® and Weston brand names, (4) expanding internationally in the emerging Asian and Latin American markets by increasing product offerings and expanding its distribution channels and sales and marketing capabilities, and (5) achieving global commercial market leadership through a commitment to an enhanced global product line for chains and distributors serving the global food service and hospitality markets.

THE KITCHEN COLLECTION, LLC

KC is a national specialty retailer of kitchenware in outlet and traditional malls throughout the United States. KC's business is seasonal, and a majority of its revenues and operating profit is typically earned in the second half of the year when sales of kitchenware to consumers increase significantly for the fall holiday-selling season.

FINANCIAL REVIEW

The results of operations for KC were as follows for the three months ended March 31:

	THREE MONTHS
	2016	2015
Revenues	$28,383	$29,967
Operating loss	$(2,890)	$(3,045)
Net loss	$(1,868)	$(1,893)
Effective income tax rate	36.4%	38.8%

First Quarter of 2016 Compared with First Quarter of 2015

The following table identifies the components of change in revenues for the first quarter of 2016 compared with the first quarter of 2015:

Revenues
2015	$29,967
Increase (decrease) from:
Closed stores	(2,003)
Comparable stores	(1,284)
Other	(40)
New stores	1,743
2016	$28,383

Revenues for the first quarter of 2016 decreased compared with the first quarter of 2015 primarily due to the loss of sales from closing unprofitable stores since March 31, 2015 and a decline in comparable store sales. The decrease in comparable store sales resulted from a reduction in store transactions and a decrease in the average sales transaction value for the first quarter of 2016 compared with the first quarter of 2015. These decreases were partially offset by sales at newly opened stores.

At March 31, 2016, KC operated a total of 222 stores compared with 223 stores at March 31, 2015, 229 stores at December 31, 2015 and 248 stores at December 31, 2014.

The following table identifies the components of change in operating loss for the first quarter of 2016 compared with the first quarter of 2015:

Operating Loss
2015	$(3,045)
(Increase) decrease from:
Closed stores	219
Comparable stores	68
Selling, general and administrative expenses and other	(113)
New stores	(19)
2016	$(2,890)

KC recognized a comparable operating loss in the first quarter of 2016 compared with the first quarter of 2015 primarily as a result of closing unprofitable stores since March 31, 2015 and improved margins at comparable stores, partially offset by a slight increase in Selling, general and administrative expenses.

KC reported a net loss of $1.9 million in both the first quarter of 2016 and first quarter of 2015, primarily due to the factors affecting the operating loss.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the three months ended March 31:

	2016	2015	Change
Operating activities:
Net loss	$(1,868)	$(1,893)	$25
Depreciation and amortization	355	409	(54)
Other	129	539	(410)
Working capital changes	(7,898)	(4,346)	(3,552)
Net cash used for operating activities	(9,282)	(5,291)	(3,991)

Investing activities:
Expenditures for property, plant and equipment	(558)	(150)	(408)
Other	47	36	11
Net cash used for investing activities	(511)	(114)	(397)

Cash flow before financing activities	$(9,793)	$(5,405)	$(4,388)

The $4.0 million increase in net cash used for operating activities was primarily the result of the change in working capital in the first three months of 2016 compared with the first three months of 2015. The change in working capital was primarily the result of the change in net intercompany accounts receivable/payable, inventory and accounts payable.  Net intercompany accounts receivable/payable changed due to the timing of intercompany tax payments to NACCO.  The change in working capital was also impacted by a larger increase in inventory during the first quarter of 2016 primarily attributable to lower inventory per store at December 31, 2015, partially offset by an increase in accounts payable in the first quarter of 2016 due to the timing of inventory purchases compared with a decrease in the prior year comparable period.

	2016	2015	Change
Financing activities:
Net additions to revolving credit agreement	$4,000	$400	$3,600
Cash dividends paid to NACCO	(10,000)	—	(10,000)
Net cash provided by (used for) financing activities	$(6,000)	$400	$(6,400)

The change in net cash provided by (used for) financing activities was the result of cash dividends paid to NACCO in the first three months of 2016, partially offset by an increase in borrowings as KC required more cash for working capital during the first three months of 2016 than it did in the first three months of 2015.

Financing Activities

KC has a $25.0 million secured revolving line of credit that expires in September 2019 (the “KC Facility”). The obligations under the KC Facility are secured by substantially all of the assets of KC. The approximate book value of KC's assets collateralized under the KC Facility was $41.1 million as of March 31, 2016. At March 31, 2016, the borrowing base under the KC Facility was $18.0 million and borrowings outstanding under the KC Facility were $4.0 million. At March 31, 2016, the excess availability under the KC Facility was $14.0 million.

The maximum availability under the KC Facility is derived from a borrowing base formula using KC's eligible inventory and eligible credit card accounts receivable, as defined in the KC Facility. Borrowings bear interest at a floating rate plus a margin based on the excess availability under the agreement, as defined in the KC Facility, which can be either a base rate plus a margin of 1.00% or LIBOR plus a margin of 2.00% as of March 31, 2016. The KC Facility also requires a commitment fee of 0.32% per annum on the unused commitment. The floating rate of interest applicable to the KC Facility at March 31, 2016 was 2.69% including the floating rate margin.

The KC Facility allows for the payment of dividends to NACCO, subject to certain restrictions based on availability and meeting a fixed charge coverage ratio as described in the KC Facility. Dividends are limited to (i) $6.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $7.5 million after giving effect to such payment and maintaining a minimum fixed charge coverage ratio of 1.1 to 1.0, as defined in the KC Facility; (ii) $2.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $7.5 million after giving effect to such payment and (iii) in such amounts as determined by KC, so long as KC has excess availability under the KC Facility of $15.0 million after giving effect to such payment. At March 31, 2016, KC was in compliance with all financial covenants in the KC Facility.

KC believes funds available from cash on hand at the Company, the KC Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the KC Facility.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2015, there have been no significant changes in the total amount of KC's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 61 in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Capital Expenditures

Expenditures for property, plant and equipment were $0.6 million for the first three months of 2016 and are estimated to be an additional $1.8 million for the remainder of 2016. These planned capital expenditures are primarily for improvements to KC's information technology infrastructure, store remodels and new store fixtures. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

Working capital is significantly affected by the seasonality of KC's business. The following is a discussion of the changes in KC's capital structure at March 31, 2016 compared with both March 31, 2015 and December 31, 2015.

March 31, 2016 Compared with March 31, 2015

	MARCH 31 2016	MARCH 31 2015	Change
Cash and cash equivalents	$521	$529	$(8)
Other net tangible assets	23,361	30,148	(6,787)
Net assets	23,882	30,677	(6,795)
Total debt	(4,000)	(400)	(3,600)
Total equity	$19,882	$30,277	$(10,395)
Debt to total capitalization	17%	(a)	(a)
(a) Debt to total capitalization is not meaningful.

The $6.8 million decrease in other net tangible assets at March 31, 2016 compared with March 31, 2015 was mainly due to a significant reduction in inventory primarily from a decrease in average inventory per store at March 31, 2016.

March 31, 2016 Compared with December 31, 2015

	MARCH 31 2016	DECEMBER 31 2015	Change
Cash and cash equivalents	$521	$16,314	$(15,793)
Other net tangible assets	23,361	15,436	7,925
Net assets	23,882	31,750	(7,868)
Total debt	(4,000)	—	(4,000)
Total equity	$19,882	$31,750	$(11,868)
Debt to total capitalization	17%	(a)	(a)
(a)Debt to total capitalization is not meaningful.

Other net tangible assets increased $7.9 million at March 31, 2016 compared with December 31, 2015 primarily as a result of an increase in inventory and decreases in intercompany tax payable and sales tax payable. The increase in inventory was the result of lower inventory levels at the end of the 2015 holiday-selling season. The decrease in intercompany tax payable and sales tax payable was due to the seasonality of the business.

OUTLOOK

Changing consumer habits have led to declining consumer traffic to physical retail locations as consumers buy more over the Internet or utilize the Internet for comparison shopping. Financial pressures on middle-market consumers interested in housewares and small appliances have also adversely affected sales trends in these categories over the last few years, while the recent strengthening of the U.S. dollar has adversely affected sales trends at retail locations near the Mexican and Canadian borders. All of these factors are expected to continue to limit KC's target consumers' spending on housewares and small appliances. Given this market environment, KC realigned its business over the past two years around a smaller number of core Kitchen Collection® outlet stores which are expected to perform with improved profitability.

As a result of ongoing market weakness, KC anticipates 2016 revenues and results to decline slightly from 2015. As a result of the realignment of its business, KC believes its smaller core store portfolio is well positioned to allow the company to perform at improved operating levels, take advantage of any future market rebound and optimize its operating performance over time. Cash flow before financing activities is expected to be positive in 2016 but substantially lower than 2015.

KC's continued focus on increasing the average sales and average closure rates, along with increasing the number of items per transaction, through continued refinement of its format and improved customer interactions to enhance the customers' store experience is expected to generate comparable store sales growth over time. Additionally, improved product offerings, a focus on sales of higher-margin products, merchandise mix and displays, new store profitability, closure of underperforming stores and optimizing the expense structure is expected to generate improved operating profit over time.

NACCO AND OTHER

NACCO and Other includes the parent company operations and Bellaire.

FINANCIAL REVIEW

Operating Results

The results of operations at NACCO and Other were as follows for the three months ended March 31:

	2016	2015
Revenues	$—	$—
Operating loss	$(1,441)	$(1,289)
Net loss	$(1,067)	$(1,239)

First Quarter of 2016 Compared with First Quarter of 2015

The increase in the operating loss in the first quarter of 2016 compared with the first quarter of 2015 was primarily due to higher employee-related expenses partially offset by an increase in management fees charged to the subsidiaries.

The change in net loss for the first quarter of 2016 compared with 2015 was primarily due to a discrete tax benefit recognized in the first quarter of 2016 that offset the factors affecting operating loss.

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

Following are the parent company management fees included in each subsidiary's selling, general and administrative expenses for the three months ended March 31:

	2016	2015
NACoal	$1,157	$794
HBB	$941	$946
KC	$70	$67

LIQUIDITY AND CAPITAL RESOURCES

Although NACCO's subsidiaries have entered into substantial borrowing agreements, NACCO has not guaranteed any borrowings of its subsidiaries. The borrowing agreements at NACoal, HBB and KC allow for the payment to NACCO of dividends and advances under certain circumstances. Dividends (to the extent permitted by its subsidiaries' borrowing agreements) and management fees from its subsidiaries are the primary sources of cash for NACCO.

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

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2015, there have been no significant changes in the total amount of NACCO and Other contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 64 in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Capital Structure

NACCO's consolidated capital structure is presented below:

	MARCH 31 2016	DECEMBER 31 2015	Change
Cash and cash equivalents	$35,718	$52,499	$(16,781)
Other net tangible assets	290,557	278,786	11,771
Goodwill and intangible assets, net	62,111	63,096	(985)
Net assets	388,386	394,381	(5,995)
Total debt	(163,151)	(169,982)	6,831
Bellaire closed mine obligations	(23,216)	(23,261)	45
Total equity	$202,019	$201,138	$881
Debt to total capitalization	45%	46%	(1)%

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

NACoal: (1) changes in tax laws or regulatory requirements, including changes in mining or power plant emission regulations and health, safety or environmental legislation, (2) changes in costs related to geological conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (3) regulatory actions, changes in mining permit requirements or delays in obtaining mining permits that could affect deliveries to customers, (4) weather conditions, extended power plant outages or other events that would change the level of customers' coal or limerock requirements, (5) weather or equipment problems that could affect deliveries to customers, (6) changes in the power industry that would affect demand for NACoal's reserves, (7) changes in the costs to reclaim NACoal mining areas, (8) costs to pursue and develop new mining opportunities, (9) changes or termination of a long-term mining contract, or a customer default under a contract, (10) the timing and pricing of transactions to dispose of assets at the Centennial operations, (11) delays or reductions in coal deliveries at NACoal's newer mines, and (12) increased competition, including consolidation within the industry.

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

KC: (1) changes in consumer buying habits, gasoline prices, weather conditions, the level of consumer confidence and disposable income as a result of economic conditions, unemployment rates or other events or conditions that may adversely affect the number of customers visiting Kitchen Collection® stores, (2) changes in the sales prices, product mix or levels of consumer purchases of kitchenware, small electric appliances and gourmet foods, (3) changes in costs, including transportation costs, of inventory, (4) delays in delivery or the unavailability of inventory, (5) customer acceptance of new products, (6) the anticipated impact of the opening of new stores, the ability to renegotiate existing leases and effectively and efficiently close under-performing stores and (7) increased competition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
INTEREST RATE RISK
The Company's subsidiaries, NACoal, HBB and KC, have entered into certain financing arrangements that require interest payments based on floating interest rates. As such, the Company's financial results are subject to changes in the market rate of interest. There is an inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. To reduce the exposure to changes in the market rate of interest, NACoal and HBB have entered into interest rate swap agreements for a portion of their floating rate financing arrangements. The Company does not enter into interest rate swap agreements for trading purposes. Terms of the interest rate swap agreements provide for the subsidiaries to receive a variable interest rate and pay a fixed interest rate.

The fair value of the Company's interest rate swap agreements was a net payable of $1.9 million at March 31, 2016. A hypothetical 10% change in interest rates would not cause a material change in the fair value of the interest rate swap agreements at March 31, 2016 and, assuming no changes in the Company's financial structure as it stands, would not have a material effect on annual interest expense.

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
HBB uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts generally mature within twelve months and require HBB to buy or sell the functional currency in which the applicable subsidiary operates and buy or sell U.S. dollars at rates agreed to at the inception of the contracts. The fair value of these contracts was a net payable of $0.5 million at March 31, 2016.

For purposes of risk analysis, the Company uses sensitivity analyses to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. Assuming a hypothetical 10% weakening of the U.S. dollar compared with other foreign currencies at March 31, 2016, the fair value of foreign currency-sensitive financial instruments, which primarily represent forward foreign currency exchange contracts, would not cause a material change in the fair value of the contracts at March 31, 2016. It is important to note that the change in fair value indicated in this sensitivity analysis would be somewhat offset by changes in the fair value of the underlying receivables and payables, which would not be material.

COMMODITY PRICE RISK
The Company uses certain commodities, including steel and diesel fuel, in the normal course of its mining processes. As such, the cost of operations is subject to variability as the market for these commodities changes. The Company monitors this risk and utilizes forward purchase contracts to manage a portion of NACoal's exposure related to diesel fuel volatility. There have been no material changes in the Company's commodity price risk during the first quarter of 2016.

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

Changes in internal control over financial reporting: During the first quarter of 2016, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
None.

Item 1A    Risk Factors
No material changes to the risk factors for NACoal, HBB, KC or General from the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3    Defaults Upon Senior Securities
None.

Item 4    Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 filed with this Quarterly Report on Form 10-Q for the period ended March 31, 2016.

Item 5    Other Information
None.

Item 6    Exhibits
Incorporated by reference to the Exhibit Index on page 36 of this Quarterly Report on Form 10-Q for the period ended March 31, 2016.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NACCO Industries, Inc. (Registrant)
Date:	May 4, 2016	/s/ Elizabeth I. Loveman
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