Form 10-Q
period 2016-06-30
NACCO INDUSTRIES INC
filed 2016-08-02
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

YES ☐ NO ☑

Number of shares of Class A Common Stock outstanding at July 29, 2016: 5,240,910
Number of shares of Class B Common Stock outstanding at July 29, 2016: 1,571,385

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30 2016	DECEMBER 31 2015	JUNE 30 2015
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$34,257	$52,499	$19,323
Accounts receivable, net	77,173	111,020	88,295
Accounts receivable from affiliates	4,450	3,085	3,137
Inventories, net	167,589	165,016	203,167
Assets held for sale	15,570	17,497	1,319
Prepaid expenses and other	21,925	12,317	24,658
Total current assets	320,964	361,434	339,899
Property, plant and equipment, net	132,290	132,539	154,020
Goodwill	6,253	6,253	6,253
Other Intangibles, net	55,034	56,843	58,786
Deferred income taxes	29,997	42,013	31,480
Other non-current assets	64,985	56,326	60,961
Total assets	$609,523	$655,408	$651,399
LIABILITIES AND EQUITY
Accounts payable	$100,878	$100,300	$116,246
Revolving credit agreements of subsidiaries - not guaranteed by the parent company	6,158	8,365	11,340
Current maturities of long-term debt of subsidiaries - not guaranteed by the parent company	1,523	1,504	1,485
Accrued payroll	18,513	40,854	29,484
Accrued cooperative advertising	7,217	10,676	7,540
Other current liabilities	27,395	30,047	26,708
Total current liabilities	161,684	191,746	192,803
Long-term debt of subsidiaries - not guaranteed by the parent company	143,471	160,113	166,239
Asset retirement obligations	41,588	39,780	38,320
Pension and other postretirement obligations	12,747	10,046	9,831
Other long-term liabilities	51,061	52,585	52,112
Total liabilities	410,551	454,270	459,305
Stockholders' equity
Common stock:
Class A, par value $1 per share, 5,240,777 shares outstanding (December 31, 2015 - 5,265,446 shares outstanding; June 30, 2015 - 5,407,112 shares outstanding)	5,241	5,265	5,407
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,571,518 shares outstanding (December 31, 2015 - 1,571,727 shares outstanding; June 30, 2015 - 1,572,627 shares outstanding)	1,572	1,572	1,573
Capital in excess of par value	—	—	—
Retained earnings	217,728	217,745	206,400
Accumulated other comprehensive loss	(25,569)	(23,444)	(21,286)
Total stockholders' equity	198,972	201,138	192,094
Total liabilities and equity	$609,523	$655,408	$651,399

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2016	2015	2016	2015
	(In thousands, except per share data)
Revenues	$178,007	$196,500	$351,428	$390,234
Cost of sales	137,478	161,119	270,894	316,664
Gross profit	40,529	35,381	80,534	73,570
Earnings of unconsolidated mines	13,035	12,076	25,683	24,629
Operating expenses
Selling, general and administrative expenses	47,528	45,219	93,787	91,635
Amortization of intangible assets	826	950	1,808	2,035
	48,354	46,169	95,595	93,670
Operating profit	5,210	1,288	10,622	4,529
Other (income) expense
Interest expense	1,470	1,661	2,975	3,786
Income from other unconsolidated affiliates	(303)	(300)	(606)	(1,472)
Closed mine obligations	349	425	725	827
Other, net, including interest income	2,017	(167)	2,070	312
	3,533	1,619	5,164	3,453
Income (loss) before income tax provision (benefit)	1,677	(331)	5,458	1,076
Income tax provision (benefit)	(1,439)	(56)	(460)	324
Net income (loss)	$3,116	$(275)	$5,918	$752

Basic earnings (loss) per share	$0.45	$(0.04)	$0.86	$0.11
Diluted earnings (loss) per share	$0.45	$(0.04)	$0.86	$0.11

Dividends per share	$0.2675	$0.2625	$0.5300	$0.5200

Basic weighted average shares outstanding	6,856	7,048	6,853	7,114
Diluted weighted average shares outstanding	6,874	7,048	6,878	7,129

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2016	2015	2016	2015
	(In thousands)
Net income (loss)	$3,116	$(275)	$5,918	$752
Foreign currency translation adjustment	(1,025)	(339)	(818)	(1,162)
Deferred gain (loss) on available for sale securities	99	(14)	164	24
Current period cash flow hedging activity, net of $308 and $988 tax benefit in the three and six months ended June 30, 2016, respectively, and $50 and $370 tax benefit in the three and six months ended June 30, 2015, respectively.	(514)	(63)	(1,881)	(658)
Reclassification of hedging activities into earnings, net of $44 and $105 tax benefit in the three and six months ended June 30, 2016 and $38 and $137 tax benefit in the three and six months ended June 30, 2015, respectively.	33	89	108	274
Reclassification of pension and postretirement adjustments into earnings, net of $84 and $183 tax benefit in the three and six months ended June 30, 2016 and net of $95 and $203 tax benefit in the three and six months ended June 30, 2015, respectively.	153	166	302	425
Total other comprehensive income (loss)	$(1,254)	$(161)	$(2,125)	$(1,097)
Comprehensive income (loss)	$1,862	$(436)	$3,793	$(345)

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30
	2016	2015
	(In thousands)
Operating activities
Net income	$5,918	$752
Adjustments to reconcile from net income to net cash provided by operating activities:
Depreciation, depletion and amortization	8,708	11,559
Amortization of deferred financing fees	314	790
Deferred income taxes	12,016	2,892
Other	(1,871)	(6,922)
Working capital changes:
Accounts receivable	32,559	89,406
Inventories	(2,768)	(12,785)
Other current assets	115	(1,860)
Accounts payable	(1,227)	(16,465)
Income taxes receivable/payable	(9,972)	(6,672)
Other current liabilities	(26,823)	(10,814)
Net cash provided by operating activities	16,969	49,881

Investing activities
Expenditures for property, plant and equipment	(8,694)	(4,152)
Proceeds from the sale of property, plant, and equipment	2,630	1,479
Other	(2,542)	(391)
Net cash used for investing activities	(8,606)	(3,064)

Financing activities
Additions to long-term debt	—	2,047
Reductions of long-term debt	(16,623)	(728)
Net reductions to revolving credit agreements	(2,207)	(70,153)
Cash dividends paid	(3,638)	(3,688)
Purchase of treasury shares	(3,826)	(16,009)
Other	(202)	(42)
Net cash used for financing activities	(26,496)	(88,573)

Effect of exchange rate changes on cash	(109)	(56)

Cash and cash equivalents
Decrease for the period	(18,242)	(41,812)
Balance at the beginning of the period	52,499	61,135
Balance at the end of the period	$34,257	$19,323

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Available for Sale Securities	Deferred Gain (Loss) on Cash Flow Hedging	Pension and Postretirement Plan Adjustment	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2015	$5,662	$1,573	$—	$224,428	$(2,699)	$1,463	$56	$(19,009)	$211,474
Stock-based compensation	37	—	625	—	—	—	—	—	662
Purchase of treasury shares	(292)	—	(625)	(15,092)	—	—	—	—	(16,009)
Net income	—	—	—	752	—	—	—	—	752
Cash dividends on Class A and Class B common stock: $0.5200 per share	—	—	—	(3,688)	—	—	—	—	(3,688)
Current period other comprehensive income (loss)	—	—	—	—	(1,162)	24	(658)	—	(1,796)
Reclassification adjustment to net income	—	—	—	—	—	—	274	425	699
Balance, June 30, 2015	$5,407	$1,573	$—	$206,400	$(3,861)	$1,487	$(328)	$(18,584)	$192,094

Balance, January 1, 2016	$5,265	$1,572	$—	$217,745	$(5,455)	$1,480	$(112)	$(19,357)	$201,138
Stock-based compensation	46	—	1,459	—	—	—	—	—	1,505
Purchase of treasury shares	(70)	—	(1,459)	(2,297)	—	—	—	—	(3,826)
Net income	—	—	—	5,918	—	—	—	—	5,918
Cash dividends on Class A and Class B common stock: $0.5300 per share	—	—	—	(3,638)	—	—	—	—	(3,638)
Current period other comprehensive income (loss)	—	—	—	—	(818)	164	(1,881)	—	(2,535)
Reclassification adjustment to net income	—	—	—	—	—	—	108	302	410
Balance, June 30, 2016	$5,241	$1,572	$—	$217,728	$(6,273)	$1,644	$(1,885)	$(19,055)	$198,972

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at June 30, 2016 and the results of its operations, comprehensive income (loss), cash flows and changes in equity for the six months ended June 30, 2016 and 2015 have been included. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. GAAP for complete financial statements.

Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2016. The HBB and KC businesses are seasonal and a majority of revenues and operating profit typically occurs in the second half of the calendar year when sales of small electric household appliances to retailers and consumers increase significantly for the fall holiday selling season. For further information regarding seasonality of these businesses, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

Accounting Standards Not Yet Adopted

In May 2014, the FASB codified in ASC 606, "Revenue Recognition - Revenue from Contracts with Customers," which supersedes most current revenue recognition guidance, including industry-specific guidance, and requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to customers and provide additional disclosures. As amended, the effective date for public entities is annual reporting periods beginning after December 15, 2017 and interim periods therein. Early adoption is not permitted before the first quarter of fiscal year 2017. As such, the Company will be required to adopt the standard in the first quarter of fiscal year 2018. ASC 606 may be adopted either using a full retrospective approach, in which the standard is applied to all of the periods presented, or a modified retrospective approach. The Company has developed a project plan to evaluate how ASC 606 will affect the Company's financial position, results of operations, cash flows and related disclosures.  The Company is currently evaluating which transition method to use.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)," which requires an entity to recognize assets and liabilities for the rights and obligations created by leased assets. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating how and to what extent ASU 2016-02 will affect the Company's financial position, results of operations, cash flows and related disclosures.

NOTE 3—Inventories

Inventories are summarized as follows:

	JUNE 30 2016	DECEMBER 31 2015	JUNE 30 2015
Coal - NACoal	$18,533	$16,652	$25,235
Mining supplies - NACoal	19,868	21,755	20,727
Total inventories at weighted average cost	38,401	38,407	45,962
Sourced inventories - HBB	96,401	97,511	116,368
Retail inventories - KC	32,787	29,098	40,837
Total inventories at FIFO	129,188	126,609	157,205
	$167,589	$165,016	$203,167

NOTE 4—Stockholders' Equity

Stock Repurchase Program: On May 10, 2016, the Company's Board of Directors approved a stock repurchase program (the "2016 Stock Repurchase Program") providing for the purchase of up to $50 million of the Company's Class A Common Stock outstanding through December 31, 2017. The Company’s previous $60 million stock repurchase program, announced in December 2013, was completed in October 2015. The timing and amount of any repurchases under the 2016 Stock Repurchase Program are determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives and market conditions for the Company's Class A Common Stock. The 2016 Stock Repurchase Program does not require the Company to acquire any specific number of shares. It may be modified, suspended, extended or terminated by the Company at any time without prior notice and may be executed through open market purchases, privately negotiated transactions or otherwise. All or part of the repurchases under the 2016 Stock Repurchase Program may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so.
During the three months ended June 30, 2016 and June 30, 2015, the Company repurchased 70,495 and 170,960 shares of Class A Common Stock for an aggregate purchase price of $3.8 million and $9.1 million at a weighted average purchase price of $54.28 and $53.22 per share, respectively. During the six months ended June 30, 2016 and June 30, 2015, the Company repurchased 70,495 and 292,723 shares of Class A Common Stock for an aggregate purchase price of $3.8 million and $16.0 million at a weighted average purchase price of $54.28 and $54.69 per share, respectively.

Amounts Reclassified out of Accumulated Other Comprehensive Income (Loss): The following table summarizes the amounts reclassified out of Accumulated other comprehensive income (loss) ("AOCI") and recognized in the Unaudited Condensed Consolidated Statements of Operations:

	Amount Reclassified from AOCI
	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30		June 30
Details about AOCI Components	2016	2015	2016	2015	Location of (gain) loss reclassified from AOCI into income (loss)
(Gain) loss on cash flow hedging
Foreign exchange contracts	$(210)	$(235)	$(366)	$(320)	Cost of sales
Interest rate contracts	287	362	579	731	Interest expense
	77	127	213	411	Total before income tax benefit
	(44)	(38)	(105)	(137)	Income tax benefit
	$33	$89	$108	$274	Net of tax

Pension and postretirement plan
Actuarial loss	$249	$276	$509	$657	(a)
Prior-service credit	(12)	(15)	(24)	(29)	(a)
	237	261	485	628	Total before income tax benefit
	(84)	(95)	(183)	(203)	Income tax benefit
	$153	$166	$302	$425	Net of tax

Total reclassifications for the period	$186	$255	$410	$699	Net of tax

(a) These AOCI components are included in the computation of pension and postretirement health care (income) expense. See Note 10 for further information.

NOTE 5—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Date	(Level 1)	(Level 2)	(Level 3)
	June 30, 2016
Assets:
Available for sale securities	$7,498	$7,498	$—	$—
	$7,498	$7,498	$—	$—
Liabilities:
Interest rate swap agreements	$2,491	$—	$2,491	$—
Foreign currency exchange contracts	295	—	295	—
	$2,786	$—	$2,786	$—

	December 31, 2015
Assets:
Available for sale securities	$7,247	$7,247	$—	$—
Interest rate swap agreements	3	—	3	—
Foreign currency exchange contracts	386	—	386	—
	$7,636	$7,247	$389	$—
Liabilities:
Interest rate swap agreements	$698	$—	$698	$—
	$698	$—	$698	$—

	June 30, 2015
Assets:
Available for sale securities	$7,256	$7,256	$—	$—
Interest rate swap agreements	30	—	30	—
Foreign currency exchange contracts	240	—	240	—
	$7,526	$7,256	$270	$—
Liabilities:
Interest rate swap agreements	$951	$—	$951	$—
	$951	$—	$951	$—

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

During the second quarter of 2016, HBB entered into four delayed start interest rate swap agreements. These swaps have been designated as cash flow hedges. The interest rate swap agreements were executed to fix a portion of the interest rates on HBB's variable rate debt that have a combined notional amount of $25.0 million. Two of the delayed start interest rate swap agreements, with a notional amount of $15.0 million, are effective January 2018, have rates of 1.6% and expire in January 2024. The two remaining delayed start interest rate swap agreements, with a notional amount of $10.0 million, are effective

January 2020, have rates of 1.7% and expire in January 2024. The fair value of these swap agreements are included in the table above. Since these delayed start interest rate swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax.

The Company uses significant other observable inputs to value derivative instruments used to hedge foreign currency and interest rate risk; therefore, they are classified within Level 2 of the valuation hierarchy. The fair value for these contracts is determined based on exchange rates and interest rates, respectively.

There were no transfers into or out of Levels 1, 2 or 3 during the three and six months ended June 30, 2016 and 2015.

Other Fair Value Measurement Disclosures: The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. Revolving credit agreements and long-term debt are recorded at carrying value in the Unaudited Condensed Consolidated Balance Sheets. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account subsidiary credit risk, which is Level 2 as defined in the fair value hierarchy. At June 30, 2016, December 31, 2015 and June 30, 2015, both the fair value and the book value of the Company's revolving credit agreements and long-term debt, excluding capital leases, was $141.7 million, $159.8 million and $168.2 million, respectively.

NOTE 6—Unconsolidated Subsidiaries

NACoal has two consolidated mining operations: Mississippi Lignite Mining Company (“MLMC”) and Centennial Natural Resources ("Centennial"). Centennial ceased coal production in the fourth quarter of 2015 but wind-down and reclamation activities are continuing. In addition, NACoal provides dragline mining services for independently owned limerock quarries in Florida. NACoal also has the following wholly owned unconsolidated subsidiaries that each meet the definition of a variable interest entity and are accounted for using the equity method:

Bisti Fuels Company, LLC ("Bisti")
Caddo Creek Resources Company, LLC (“Caddo Creek”)
Camino Real Fuels, LLC (“Camino Real”)
The Coteau Properties Company ("Coteau")
Coyote Creek Mining Company, LLC (“Coyote Creek”)
Demery Resources Company, LLC (“Demery”)
The Falkirk Mining Company ("Falkirk")
Liberty Fuels Company, LLC (“Liberty”)
NoDak Energy Services, LLC ("NoDak")
The Sabine Mining Company ("Sabine")

The unconsolidated subsidiaries, with the exception of NoDak (collectively, the "Unconsolidated Mines"), were formed to develop, construct and/or operate surface coal mines under long-term contracts and are capitalized primarily with debt financing provided by or supported by their respective customers, and without recourse to NACCO and NACoal. The contracts with the customers of the unconsolidated subsidiaries provide for reimbursement to the company at a price based on actual costs plus an agreed upon pre-tax profit per ton of coal sold, actual costs plus an agreed upon fee per btu of heating value delivered or actual costs plus a management fee. The fees earned at each mine adjust over time in line with various indices which reflect general inflation rates. Although NACoal owns 100% of the equity and manages the daily operations of these entities, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities or absorb any expected losses without additional support from the customers. The customers have a controlling financial interest and have the power to direct the activities that most significantly affect the economic performance of the entities. As a result, NACoal is not the primary beneficiary and, therefore, does not consolidate these entities' financial positions or results of operations. The income taxes resulting from the operations of the Unconsolidated Mines are solely the responsibility of the Company. The pre-tax income from the Unconsolidated Mines is reported on the line “Earnings of unconsolidated mines” in the Unaudited Condensed Consolidated Statements of Operations, with related income taxes included in the provision for income taxes. The Company has included the pre-tax earnings of the Unconsolidated Mines above operating profit because they are an integral component of the Company's business and operating results. The pre-tax income from NoDak is reported on the line "(Income) loss from other unconsolidated affiliates" in the "Other (income) expense" section of the Unaudited Condensed Consolidated Statements of Operations, with the related income taxes included in the provision for income taxes.

Coteau, Falkirk, Sabine, Liberty and Coyote supply or will supply lignite coal for power generation. Demery and Caddo Creek supply lignite coal for the production of activated carbon. Camino Real supplies and Bisti will supply sub-bituminous coal for power generation. NoDak operates and maintains a coal processing facility.

The investments in the Unconsolidated Mines and related tax positions totaled $30.6 million, $24.6 million and $27.1 million at June 30, 2016, December 31, 2015 and June 30, 2015, respectively. These amounts are included on the line “Other non-current assets” in the Unaudited Condensed Consolidated Balance Sheets. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $4.8 million, $4.0 million and $4.0 million at June 30, 2016, December 31, 2015, and June 30, 2015, respectively, and a $2.5 million loan receivable from Navajo Transitional Energy Company, LLC, which is Bisti's customer, at June 30, 2016. The loan receivable is included in "Other non-current assets."

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

Summarized financial information for the unconsolidated subsidiaries is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2016	2015	2016	2015
Revenues	$160,281	$155,103	$305,351	$303,174
Gross profit	$19,673	$18,068	$38,421	$36,946
Income before income taxes	$13,246	$12,531	$26,367	$25,650
Net income	$9,717	$9,563	$19,727	$19,718

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

Litigation

The Company is subject to several actions that allege the Company abandoned certain mineral interests pursuant to the Ohio Dormant Mineral Act ("ODMA") by failing to engage in a title transaction or other savings event within a statutory 20-year period. The Company maintains that it preserved its mineral interests by engaging in title transactions or other savings events within the statutory period.  The U.S. District Court for the Southern District of Ohio is expected to issue decisions on certain matters related to the ODMA in 2016.  It is reasonably possible the Company could be required to repay an oil and gas lessee up to $4.5 million of royalties the Company has received since 2011 if the Court determines the Company did not preserve its mineral interests under the ODMA.

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

At June 30, 2016, December 31, 2015 and June 30, 2015, HBB had accrued undiscounted obligations of $9.2 million, $9.1 million and $9.3 million, respectively, for environmental investigation and remediation activities. In addition, HBB estimates that it is reasonably possible that it may incur additional expenses in the range of zero to $5.4 million related to the environmental investigation and remediation at these sites.

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

Changes in the Company's current and long-term recorded warranty liability are as follows:

2016
Balance at January 1	$6,107
Warranties issued	3,819
Settlements made	(5,103)
Balance at June 30	$4,823

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

In the second quarter and six months ended June 30, 2016, the Company recorded an income tax benefit of $2.3 million as a result of the reversal of an uncertain tax position recorded as part of the Centennial acquisition.  The Company also reversed a corresponding indemnification receivable related to the uncertain tax position that resulted in $2.2 million of other expense, included on the line "Other, net, including interest income," in the second quarter and six months ended June 30, 2016.

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

The components of pension and postretirement health care expense (income) are set forth below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2016	2015	2016	2015
U.S. Pension and Postretirement Health Care
Service cost	$18	$18	$35	$35
Interest cost	690	673	1,408	1,390
Expected return on plan assets	(1,195)	(1,205)	(2,465)	(2,482)
Amortization of actuarial loss	246	274	529	585
Amortization of prior service credit	(12)	(15)	(24)	(29)
Total	$(253)	$(255)	$(517)	$(501)
Non-U.S. Pension
Interest cost	$37	$40	$72	$79
Expected return on plan assets	(64)	(71)	(124)	(141)
Amortization of actuarial loss	7	12	13	23
Total	$(20)	$(19)	$(39)	$(39)

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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2016	2015	2016	2015
Revenues
NACoal	$23,089	$37,942	$53,376	$79,261
HBB	127,054	129,498	242,794	252,791
KC	28,634	29,782	57,017	59,749
Eliminations	(770)	(722)	(1,759)	(1,567)
Total	$178,007	$196,500	$351,428	$390,234

Operating profit (loss)
NACoal	$4,823	$2,382	$14,565	$7,589
HBB	4,696	2,880	4,763	5,068
KC	(3,011)	(2,972)	(5,901)	(6,017)
NACCO and Other	(1,297)	(836)	(2,738)	(2,125)
Eliminations	(1)	(166)	(67)	14
Total	$5,210	$1,288	$10,622	$4,529

Net income (loss)
NACoal	$3,324	$4,199	$11,577	$8,746
HBB	2,934	1,618	2,673	2,236
KC	(1,954)	(1,847)	(3,822)	(3,740)
NACCO and Other	(1,118)	(697)	(2,185)	(1,936)
Eliminations	(70)	(3,548)	(2,325)	(4,554)
Total	$3,116	$(275)	$5,918	$752

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

NACoal has two consolidated mining operations: Mississippi Lignite Mining Company (“MLMC”) and Centennial Natural Resources ("Centennial"). Centennial ceased coal production in the fourth quarter of 2015 but wind-down and reclamation activities are continuing. In addition, NACoal provides dragline mining services for independently owned limerock quarries in Florida. NACoal also has the following wholly owned unconsolidated subsidiaries that each meet the definition of a variable interest entity and are accounted for using the equity method:

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

Coteau, Falkirk, Sabine, Liberty and Coyote supply lignite coal for power generation. Demery and Caddo Creek supply lignite coal for the production of activated carbon. Camino Real supplies and Bisti will supply sub-bituminous coal for power generation. NoDak operates and maintains a coal processing facility.

Coteau, Falkirk and Sabine were developed between 1974 and 1984. Demery commenced delivering coal in 2012. Caddo Creek commenced delivering coal in late 2014. Camino Real commenced delivering coal in October 2015, and expects to mine approximately 2.5 million to 2.7 million tons of coal annually when at full production. Coyote Creek began delivering coal in the second quarter of 2016 and expects to deliver approximately 2.5 million tons of coal annually, when at full production.

Liberty began delivering coal to its customer in July 2016 for facility testing and commissioning. Production levels at Liberty are expected to increase gradually and build to full production of approximately 4.5 million tons of coal annually beginning in 2022, although the timing of future deliveries will be affected by when the Kemper County Energy Facility will reach full generation capacity.

Bisti anticipates that it will replace an existing contract miner at an existing mine by December 31, 2016, after which it will make annual coal deliveries of between 5.0 million to 6.0 million tons.

FINANCIAL REVIEW

Tons of coal sold by NACoal's operating mines were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2016	2015	2016	2015
	(In millions)
Coteau	3.4	3.4	7.0	7.2
Falkirk	1.5	2.0	3.2	3.9
Sabine	1.1	1.0	2.2	2.0
Camino Real	0.4	—	0.9	—
Other	0.3	0.1	0.4	0.2
Unconsolidated mines	6.7	6.5	13.7	13.3
MLMC	0.6	0.7	1.4	1.6
Centennial	—	0.2	—	0.3
Consolidated mines	0.6	0.9	1.4	1.9
Total tons sold	7.3	7.4	15.1	15.2

The limerock dragline mining operations sold 7.1 million and 13.9 million cubic yards of limerock in the three and six months ended June 30, 2016, respectively. This compares with 5.1 million and 9.6 million cubic yards of limerock in the three and six months ended June 30, 2015, respectively.

The results of operations for NACoal were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2016	2015	2016	2015
Revenue - consolidated mines	$21,904	$36,078	$49,152	$75,224
Royalty and other	1,185	1,864	4,224	4,037
Total revenues	23,089	37,942	53,376	79,261
Cost of sales - consolidated mines	20,263	39,748	43,971	79,474
Cost of sales - royalty and other	537	499	1,088	939
Total cost of sales	20,800	40,247	45,059	80,413
Gross profit (loss)	2,289	(2,305)	8,317	(1,152)
Earnings of unconsolidated mines (a)	13,035	12,076	25,683	24,629
Selling, general and administrative expenses	10,020	6,785	18,317	14,544
Amortization of intangible assets	481	604	1,118	1,344
Operating profit	4,823	2,382	14,565	7,589
Interest expense	1,095	1,139	2,146	2,820
Other (income) expense, including income from other unconsolidated affiliates (c)	1,999	(218)	1,774	(1,703)
Income before income tax provision (benefit)	1,729	1,461	10,645	6,472
Income tax provision (benefit)	(1,595)	(2,738)	(932)	(2,274)
Net income	$3,324	$4,199	$11,577	$8,746

Effective income tax rate (b) (c)	n/m	n/m	n/m	n/m

(a) See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.
(b) The NACoal effective income tax rate is affected by the benefit of percentage depletion.
(c) During the second quarter and six months ended June 30, 2016, the Company recorded an income tax benefit of $2.3 million as a result of the reversal of an uncertain tax position recorded as part of the Centennial acquisition.  The Company also reversed a corresponding indemnification receivable related to the uncertain tax position that resulted in $2.2 million of other expense during the second quarter and six months ended June 30, 2016.

Second Quarter of 2016 Compared with Second Quarter of 2015

The following table identifies the components of change in revenues for the second quarter of 2016 compared with the second quarter of 2015:

Revenues
2015	$37,942
Increase (decrease) from:
Centennial mining operations	(11,597)
Other consolidated mining operations	(2,307)
Royalty and other income	(949)
2016	$23,089

Revenues decreased in the second quarter of 2016 compared with the second quarter of 2015 primarily due to a decrease in revenues at Centennial as a result of the cessation of coal production during the fourth quarter of 2015. The decline in revenue at the other consolidated mining operations was due to a reduction in tons sold at MLMC as a result of an increase in outage days at the customer's power plant in the second quarter of 2016, as well as a reduction in the price per ton sold in the second quarter of 2016 compared with 2015 as the decline in diesel prices during 2015 and 2016 resulted in a lower index-based coal sales price. The decline in revenues was partially offset by higher revenues at the limerock mining operations from an increase in limerock yards delivered.

The following table identifies the components of change in operating profit for the second quarter of 2016 compared with the second quarter of 2015:

Operating Profit
2015	$2,382
Increase (decrease) from:
Centennial mining operations	6,188
Earnings of unconsolidated mines	959
Other selling, general and administrative expenses	(1,790)
Net gain/loss on sale of assets, primarily Centennial	(1,447)
Royalty and other income	(974)
Other consolidated mining operations	(495)
2016	$4,823
NACoal reported operating profit of $4.8 million in the second quarter of 2016 compared with operating profit of $2.4 million in the second quarter of 2015. The increase in operating profit is primarily due to an improvement in Centennial's operating results as well as an increase in earnings of unconsolidated mines as newer mines began or increased production. Centennial's operating loss declined as a result of the cessation of coal production at Centennial during the fourth quarter of 2015, which resulted in substantially lower operating costs to conduct the remaining day-to-day operations of selling equipment, maintaining permits and completing mine reclamation. The increase in operating profit was partially offset by higher selling, general and administrative expenses, the change in the net gains and losses on sale of assets and a reduction in royalty and other income. Selling, general and administrative expenses were higher due to an increase in employee-related costs, higher professional fees and the impairment of prepaid royalties upon the expiration of certain leases. At the other consolidated mining operations, operating results at MLMC during the second quarter of 2016 were lower compared with 2015 due to a decrease in revenue in the second quarter of 2016 partially offset by a reduction in cost of sales, which includes both production costs and changes in inventory. The reduction in cost of sales was due to a decrease in total production costs, as well as the capitalization of more production costs into coal inventory in the second quarter of 2016 compared with 2015. The decline at MLMC was partially offset by an increase in limerock yards delivered at the limerock mining operations during the second quarter of 2016 compared with 2015.

NACoal recognized net income of $3.3 million in the second quarter of 2016 compared with net income of $4.2 million in the second quarter of 2015. The increase in operating profit was offset by changes in income taxes. NACoal recorded an income tax benefit of $1.6 million on income before taxes of $1.7 million in the second quarter of 2016. The income tax benefit in the second quarter of 2016 was due to the reversal of a $2.3 million uncertain tax position which more than offset income tax expense associated with current period earnings. The Company also reversed a corresponding indemnification receivable related to the uncertain tax position that resulted in $2.2 million of other expense in the second quarter of 2016. The uncertain tax position and the indemnification receivable were initially recorded as part of the Centennial acquisition. In the second quarter of 2015, NACoal recorded an income tax benefit of $2.7 million on income before taxes of $1.5 million. The income tax benefit recognized in the second quarter of 2015 was impacted by the mix of taxable earnings and losses, including losses related to Centennial.

First Six Months of 2016 Compared with First Six Months of 2015

The following table identifies the components of change in revenues for the first six months of 2016 compared with the first six months of 2015:

Revenues
2015	$79,261
Increase (decrease) from:
Centennial mining operations	(20,698)
Other consolidated mining operations	(5,037)
Royalty and other income	(150)
2016	$53,376

Revenues decreased in the first six months of 2016 compared with the first six months of 2015 primarily due to a decrease in revenues at Centennial as a result of the cessation of coal production during the fourth quarter of 2015. The decline in revenue at the other consolidated mining operations was due to a reduction in tons sold at MLMC as a result of an increase in outage days at the customer's power plant in the first six months of 2016, as well as a reduction in the price per ton sold as the decline in diesel prices during 2015 and 2016 resulted in a lower index-based coal sales price. The decline was partially offset by an increase in revenues at the limerock mining operations from an increase in limerock yards delivered.

The following table identifies the components of change in operating profit for the first six months of 2016 compared with the first six months of 2015:

Operating Profit
2015	$7,589
Increase (decrease) from:
Centennial mining operations	8,760
Other consolidated mining operations	1,213
Earnings of unconsolidated mines	1,054
Other selling, general and administrative expenses	(2,066)
Net gain/loss on sale of assets, primarily Centennial	(1,707)
Royalty and other income	(278)
2016	$14,565
NACoal reported operating profit of $14.6 million in the first six months of 2016 compared with operating profit of $7.6 million in the first six months of 2015. The increase was primarily due to the cessation of coal production at Centennial during the fourth quarter of 2015, which resulted in substantially lower operating costs to conduct the remaining day-to-day operations of selling equipment, maintaining permits and completing mine reclamation. Operating profit was also favorably impacted by improved results at the other consolidated mining operations and an increase in earnings of unconsolidated mines as newer mines began or increased production. The increase in operating profit was partially offset by higher selling, general and administrative expenses and the change in the net gains and losses on sale of assets. Selling, general and administrative expenses were higher due to an increase in employee-related costs, higher professional fees and the impairment of prepaid royalties upon the expiration of certain leases.
The improvement in other consolidated mining operations was primarily due to increased customer demand at the limerock mining operations during the first six months of 2016 compared with the first six months of 2015. Operating results at MLMC during the first six months of 2016 were comparable to the first six months of 2015 as the reduction in revenue was offset by a reduction in total cost of sales, which includes both production costs and changes in inventory. A decrease in production costs in the first six months of 2016 and the capitalization of a portion of production costs into coal inventory in the first six months of 2016 compared with the recognition in the first six months of 2015 of a portion of production costs previously capitalized into coal inventory all contributed to the reduction in MLMC’s cost of sales.
NACoal recognized net income of $11.6 million in the first six months of 2016 compared with net income of $8.7 million in the first six months of 2015. The change in net income was due to the factors affecting operating profit partially offset by a decrease in other income, as $0.9 million of dividend income in the first six months of 2015 did not recur in the first six months of 2016, as well as changes in income tax. NACoal recorded an income tax benefit of $0.9 million on income before income taxes of $10.6 million in the first six months of 2016. The income tax benefit in the first six months of 2016 was due to the reversal of a $2.3 million uncertain tax position which more than offset income tax expense associated with current period earnings. The Company also reversed a corresponding indemnification receivable related to the uncertain tax position that resulted in $2.2 million of other expense in the first six months of 2016. The uncertain tax position and the indemnification receivable were initially recorded as part of the Centennial acquisition. NACoal recorded an income tax benefit of $2.3 million on income before tax of $6.5 million in the first six months of 2015. The income tax benefit recognized in the first six months of 2015 was impacted by the mix of taxable earnings and losses, including losses related to Centennial.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the six months ended June 30:

	2016	2015	Change
Operating activities:
Net income	$11,577	$8,746	$2,831
Depreciation, depletion and amortization	5,964	8,554	(2,590)
Other	10,247	(4,522)	14,769
Working capital changes	(27,679)	62,448	(90,127)
Net cash provided by operating activities	109	75,226	(75,117)

Investing activities:
Expenditures for property, plant and equipment	(5,623)	(2,124)	(3,499)
Other	(18)	1,009	(1,027)
Net cash used for investing activities	(5,641)	(1,115)	(4,526)

Cash flow before financing activities	$(5,532)	$74,111	$(79,643)

The change in net cash provided by operating activities was primarily the result of working capital changes during the first six months of 2016 compared with the first six months of 2015. The change in working capital was mainly attributable to a significant decrease in accounts receivable from affiliates as NACoal received payment from Coyote Creek, an unconsolidated mine, in the first six months of 2015. The change in working capital in the first six months of 2016 was primarily the result of a significant decrease in accrued payroll as a result of payments made during the first six months of 2016.

The increase in net cash used for investing activities was primarily attributable to increased expenditures for property, plant and equipment. In the first six months of 2016, capital expenditures were mainly for the purchase of machinery and equipment at MLMC.

	2016	2015	Change
Financing activities:
Net additions (reductions) to long-term debt and revolving credit agreements	$(779)	$(74,221)	$73,442
Other	—	(36)	36
Net cash used for financing activities	$(779)	$(74,257)	$73,478

The change in net cash used for financing activities was primarily from repayments made on NACoal's revolving line of credit as a result of the payment received from Coyote Creek during the first six months of 2015.

Financing Activities

NACoal has an unsecured revolving line of credit of up to $225.0 million (the “NACoal Facility”) that expires in November 2018. Borrowings outstanding under the NACoal Facility were $100.0 million at June 30, 2016. At June 30, 2016, the excess availability under the NACoal Facility was $123.9 million, which reflects a reduction for outstanding letters of credit of $1.1 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective June 30, 2016, for base rate and LIBOR loans were 1.00% and 2.00%, respectively. The NACoal Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.35% on the unused commitment at June 30, 2016. The floating rate of interest applicable to the NACoal Facility at June 30, 2016 was 3.39% including the floating rate margin and the effect of the interest rate swap agreement discussed below.

To reduce the exposure to changes in the market rate of interest, NACoal has entered into an interest rate swap agreement for a portion of the NACoal Facility. Terms of the interest rate swap agreement require NACoal to receive a variable interest rate and pay a fixed interest rate. NACoal has interest rate swaps with notional values totaling $100.0 million at June 30, 2016 at an average fixed rate of 1.4%.

The NACoal Facility contains restrictive covenants, which require, among other things, NACoal to maintain a maximum debt to EBITDA ratio of 3.50 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The NACoal Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 3.00 to 1.00 in conjunction with maintaining unused availability thresholds of borrowing capacity, as defined in the NACoal Facility, of $15.0 million. At June 30, 2016, NACoal was in compliance with all financial covenants in the NACoal Facility.

NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At June 30, 2016, the balance of the note was $1.4 million and the interest rate was 0.70%.

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

Capital Expenditures

Expenditures for property, plant and equipment were $5.6 million during the first six months of 2016. NACoal estimates that its capital expenditures for the remainder of 2016 will be an additional $9.7 million, primarily for mine machinery, equipment and land. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

NACoal's capital structure is presented below:

	JUNE 30 2016	DECEMBER 31 2015	Change
Cash and cash equivalents	$6,407	$12,718	$(6,311)
Other net tangible assets	176,910	159,099	17,811
Coal supply agreements, net	47,063	48,181	(1,118)
Net assets	230,380	219,998	10,382
Total debt	(110,838)	(111,617)	779
Total equity	$119,542	$108,381	$11,161
Debt to total capitalization	48%	51%	(3)%

The increase in other net tangible assets during the first six months of 2016 was primarily due to a significant decrease in accrued payroll and an increase in accounts receivable partially offset by the change in deferred taxes. Accrued payroll decreased as payments were made during the first quarter of 2016. Accounts receivable increased due to increased sales volumes in the month of June 2016 compared with the month of December 2015 at MLMC and the limerock dragline mining operations.

OUTLOOK

NACoal expects an increase in tons sold in the second half of 2016 compared with the second half of 2015. Despite this overall increase in tons, and excluding Centennial's results in both 2016 and 2015, NACoal expects a decrease in income before income taxes in the second half of 2016 compared with the same period in 2015, primarily due to an expected decrease in income at MLMC. MLMC expects a significant decrease in operating results due to an increase in cost of sales. Cost of sales includes both production costs and changes in inventory. MLMC expects an increase in total production costs and increased costs related to the recognition of a portion of production costs previously capitalized into inventory as more tons are sold than produced as part of a planned reduction in inventory levels during the second half of 2016.

Royalty and other income and results at the limerock mining operations are also expected to decrease in the second half of 2016 compared with the second half of 2015. These decreases are expected to be partially offset by additional income from the unconsolidated mining operations as newer mines begin or increase production in 2016.

Production levels are expected to increase in 2016 over 2015 levels at Camino Real, which anticipates a full year of coal deliveries in 2016 after commencing deliveries in October 2015. Camino Real expects to mine approximately 2.5 million to 2.7 million tons of coal annually when at full production. Coyote Creek began delivering coal in the second quarter of 2016 and expects to deliver approximately 2.5 million tons of coal annually when at full production. Liberty began delivering coal to its customer in July 2016 for facility testing and commissioning. Production levels at Liberty are expected to increase gradually and build to full production of approximately 4.5 million tons of coal annually beginning in 2022, although the timing of future deliveries will be affected by when the Kemper County Energy Facility will reach full generation capacity.

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

Over the longer-term, NACoal’s goal continues to be to increase earnings of its unconsolidated mines by approximately 50% from the 2012 level of $45.2 million through the development and maturation of its newer mines and normal escalation of contractual compensation at its existing mines. Income related to a full year of deliveries at Camino Real, the commencement of deliveries at Coyote Creek and Liberty and income at Bisti will contribute to this goal in 2016 and beyond. However, generally low U.S. inflation rates, as reflected in typical market indices, such as the Consumer Price Index and the Producer Price Index, will determine the extent to which contractual compensation at the unconsolidated mines will change year by year. Achievement of the goal to increase earnings of the unconsolidated mines by 50% is currently expected to occur in 2017 or 2018, but timing will depend on future inflation rates and customer demand.

Cash flow before financing activities in the second half of 2016 is expected to be comparable to the second half of 2015. Capital expenditures during the remainder of 2016 are estimated to be $9.7 million.

Centennial expects to incur moderate but substantially lower losses in the remainder of 2016 than in the same period of 2015, excluding the effect of any potential future asset sales, as it manages mine reclamation obligations and disposes of certain assets. Centennial will continue to evaluate strategies to maximize cash flow, including through the sale of mineral reserves, equipment and parts inventory. NACoal is evaluating a range of strategies for its Alabama mineral reserves, including holding reserves with substantial unmined coal tons for sale or contract mining when conditions in Alabama and global coal markets improve. As Centennial continues to execute its wind-down and asset disposal programs, changes in circumstances or the occurrence of certain future events may indicate the carrying amount of Centennial’s remaining assets may not be recoverable, resulting in potential future impairment charges. Total assets associated with Centennial, excluding intercompany balances and deferred taxes, are $28.7 million at June 30, 2016 compared with $31.5 million at March 31, 2016 and $45.5 million at December 31, 2015. Cash expenditures related to mine reclamation will continue until reclamation is complete or ownership of the mines is transferred.

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

FINANCIAL REVIEW

The results of operations for HBB were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2016	2015	2016	2015
Revenues	$127,054	$129,498	$242,794	$252,791
Operating profit	$4,696	$2,880	$4,763	$5,068
Interest expense	$323	$501	$749	$921
Other (income) expense	$(247)	$(182)	$(204)	$650
Net income	$2,934	$1,618	$2,673	$2,236
Effective income tax rate	36.5%	36.8%	36.6%	36.1%

Second Quarter of 2016 Compared with Second Quarter of 2015

The following table identifies the components of change in revenues for the second quarter of 2016 compared with the second quarter of 2015:

Revenues
2015	$129,498
Increase (decrease) from:
Foreign currency	(1,809)
Unit volume and product mix	(854)
Other	219
2016	$127,054

Revenues for the second quarter of 2016 decreased 1.9% compared with the second quarter of 2015. Revenues decreased primarily due to unfavorable foreign currency movements as both the Mexican peso and Canadian dollar weakened against the U.S dollar and a reduction in sales volumes, mainly in the U.S. consumer retail market. The revenue decline was partially offset by an increase in sales of new and higher-priced products.

The following table identifies the components of change in operating profit for the second quarter of 2016 compared with the second quarter of 2015:

Operating Profit
2015	$2,880
Increase (decrease) from:
Gross profit	1,658
Selling, general and administrative expenses	775
Foreign currency	(617)
2016	$4,696

HBB's operating profit increased in the second quarter of 2016 from the second quarter of 2015 due to improved gross profit and reduced selling, general and administrative expenses, partially offset by unfavorable foreign currency movements. The increase in gross profit was mainly attributable to a shift in sales mix to higher-priced, higher-margin products.

HBB recognized net income of $2.9 million in the second quarter of 2016 compared with net income of $1.6 million in the second quarter of 2015 primarily due to the factors affecting operating profit.

First Six Months of 2016 Compared with First Six Months of 2015

The following table identifies the components of change in revenues for the first six months of 2016 compared with the first six months of 2015:

Revenues
2015	$252,791
Increase (decrease) from:
Unit volume and product mix	(5,581)
Foreign currency	(4,386)
Other	(30)
2016	$242,794

Revenues for the first six months of 2016 decreased 4.0% compared with the first six months of 2015. Revenues decreased primarily due to a reduction in sales volumes, primarily in the U.S. consumer retail market, in part driven by an unexpected decline in retail demand early in the first quarter as retailers re-balanced their inventory at the end of the holiday-selling season. Unfavorable foreign currency movements also contributed to the decrease in revenues as both the Mexican peso and Canadian dollar weakened against the U.S. dollar.

The following table identifies the components of change in operating profit for the first six months of 2016 compared with the first six months of 2015:

Operating Profit
2015	$5,068
Increase (decrease) from:
Foreign currency	(1,007)
Gross profit	(602)
Selling, general and administrative expenses	1,304
2016	$4,763

HBB's operating profit decreased in the first six months of 2016 from the first six months of 2015 due to unfavorable foreign currency movements and lower gross profit partially offset by lower selling, general and administrative expenses. The decrease in gross profit was mainly attributable to reduced sales volumes.

HBB recognized net income of $2.7 million in the first six months of 2016 compared with net income of $2.2 million in the first six months of 2015 primarily due to lower selling, general and administrative expenses partially offset by reduced gross profit.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the six months ended June 30:

	2016	2015	Change
Operating activities:
Net income	$2,673	$2,236	$437
Depreciation and amortization	1,850	2,085	(235)
Other	(439)	77	(516)
Working capital changes	25,984	(5,014)	30,998
Net cash provided by (used for) operating activities	30,068	(616)	30,684

Investing activities:
Expenditures for property, plant and equipment	(2,290)	(1,502)	(788)
Other	15	3	12
Net cash used for investing activities	(2,275)	(1,499)	(776)

Cash flow before financing activities	$27,793	$(2,115)	$29,908

Net cash provided by (used for) operating activities increased by $30.7 million in the first six months of 2016 compared with the first six months of 2015 primarily as a result of the change in working capital. The change in working capital was mainly attributable to changes in accounts payable and inventory in the first six months of 2016 compared with the first six months of 2015. Inventory increased in the first six months of 2015, resulting in a use of cash, compared to a slight decrease in inventory in the first six months of 2016. Accounts payable at June 30, 2016 was comparable to December 31, 2015 compared with a decrease in the first six months of 2015 primarily due to a change in the timing of payments.

	2016	2015	Change
Financing activities:
Net (reductions) additions to revolving credit agreement and other	$(24,409)	$3,137	$(27,546)
Net cash provided by (used for) financing activities	$(24,409)	$3,137	$(27,546)

The change in net cash provided by (used for) financing activities was mainly the result of a decrease in borrowings as HBB required less cash to fund working capital during the first six months of 2016 compared with the first six months of 2015.

Financing Activities

HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires June 30, 2021. The obligations under the HBB Facility are secured by substantially all of HBB's assets. The approximate book value of HBB's assets held as collateral under the HBB Facility was $218.7 million as of June 30, 2016. At June 30, 2016, the borrowing base under the HBB Facility was $101.8 million and borrowings outstanding under the HBB Facility were $34.0 million. At June 30, 2016, the excess availability under the HBB Facility was $67.8 million.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible accounts receivable, inventory and trademarks of the borrowers, as defined in the HBB Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the HBB Facility. A portion of the availability is denominated in Canadian dollars to provide funding to HBB's Canadian subsidiary. Borrowings bear interest at a floating rate, which can be a base rate or LIBOR, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective June 30, 2016, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.50%, respectively. The applicable margins, effective June 30, 2016, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.00% and 1.50%, respectively. The HBB Facility also requires a fee of 0.25% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability. The floating rate of interest applicable to the HBB Facility at June 30, 2016 was 2.54% including the floating rate margin and the effect of interest rate swap agreements discussed below.

To reduce the exposure to changes in the market rate of interest, HBB has entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require HBB to receive a variable interest rate and pay a fixed interest rate. HBB has interest rate swaps with notional values totaling $20.0 million at June 30, 2016 at an average fixed rate of 1.4%. HBB also has delayed start interest rate swaps with notional values totaling $25.0 million at June 30, 2016, at an average fixed rate of 1.6%

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to NACCO, subject to achieving availability thresholds. Dividends are discretionary to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $25.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At June 30, 2016, HBB was in compliance with all financial covenants in the HBB Facility.

HBB believes funds available from cash on hand at the Company, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the HBB Facility.

Contractual Obligations, Contingent Liabilities and Commitments

In the six months ended June 30, 2016, there were no significant changes in the total amount of HBB's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 55 in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, other than the extension of the HBB facility from July 2019 to June 2021.

Capital Expenditures

Expenditures for property, plant and equipment were $2.3 million for the first six months of 2016 and are estimated to be an additional $4.8 million for the remainder of 2016. These planned capital expenditures are primarily for improvements to HBB's information technology infrastructure and tooling for new products. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

Working capital is significantly affected by the seasonality of HBB's business. The following is a discussion of the changes in HBB's capital structure at June 30, 2016 compared with both June 30, 2015 and December 31, 2015.

June 30, 2016 Compared with June 30, 2015

	JUNE 30 2016	JUNE 30 2015	Change
Cash and cash equivalents	$3,749	$2,409	$1,340
Other net tangible assets	68,359	89,472	(21,113)
Goodwill and intangible assets, net	14,224	15,605	(1,381)
Net assets	86,332	107,486	(21,154)
Total debt	(34,156)	(56,590)	22,434
Total equity	$52,176	$50,896	$1,280
Debt to total capitalization	40%	53%	(13)%

Net assets decreased $21.2 million from June 30, 2015 primarily due to a decrease in other net tangible assets. Other net tangible assets decreased $21.1 million from June 30, 2015 mainly as a result of a decrease in inventory and accounts receivable partially offset by a decrease in accounts payable. The change in accounts receivable was primarily attributable to strong cash collections and lower sales in the first six months of 2016 compared with the first six months of 2015. The decrease in inventory was primarily attributable to HBB's inventory management initiative, and the smaller decrease in accounts payable was mainly the result of reduced inventory purchases during the first six months of 2016.

Total debt decreased $22.4 million as HBB required less cash for working capital purposes.

June 30, 2016 Compared with December 31, 2015

	JUNE 30 2016	DECEMBER 31 2015	Change
Cash and cash equivalents	$3,749	$474	$3,275
Other net tangible assets	68,359	94,353	(25,994)
Goodwill and intangible assets, net	14,224	14,915	(691)
Net assets	86,332	109,742	(23,410)
Total debt	(34,156)	(58,365)	24,209
Total equity	$52,176	$51,377	$799
Debt to total capitalization	40%	53%	(13)%

Other net tangible assets decreased $26.0 million from December 31, 2015 primarily due to a significant decrease in accounts receivable partially offset by a decrease in intercompany taxes payable and accrued cooperative advertising during the first six months of 2016. The changes in accounts receivable and accrued cooperative advertising were primarily attributable to the seasonality of the business.

Total debt decreased $24.2 million mainly as a result of the seasonality of the business during the first six months of 2016.

OUTLOOK

Overall consumer confidence and financial pressures experienced by the middle-market consumer continue to create uncertainty about the overall growth prospects for the U.S. retail market for small appliances, including growth prospects for both in-store and internet sales. As a result, second half 2016 volumes in the market in which HBB's core brands participate are projected to be comparable or down slightly compared with the same period in 2015. The Canadian retail market is also expected to be difficult as the Canadian economy continues to struggle. However, the international and commercial markets in which HBB participates are expected to grow moderately in the second half of 2016, but at a slower pace than in the first half of 2016.

In spite of current market conditions, HBB expects its consolidated sales volumes in the second half of 2016 to increase moderately compared with the second half of 2015 due to increased placements of higher-priced products in its core small kitchen appliance business. HBB's international and commercial product sales volumes are expected to increase in the remainder of 2016 compared with the same period in 2015 as a result of the continued execution of its strategic initiatives.

HBB continues to focus on strengthening the consumer market position of its various product lines through product innovation, promotions, increased placements and branding programs. HBB will continue to introduce new innovative products, as well as upgrades to certain existing products across a wide range of brands, price points and categories in both the retail and commercial marketplaces, leveraging its strong brand portfolio. HBB also expects its growing global commercial business to benefit from broader distribution of several newer products. HBB continues to pursue other opportunities to create or add product lines and new brands that can be distributed in high-end or specialty stores and on the Internet, including the introduction of the Hamilton Beach® Professional premium line of counter-top kitchen appliances, which is expected to be available in the second half of 2016. As a result of anticipated increases in 2016 sales volumes from new product introductions, new distribution channels and execution of its strategic initiatives, both domestically and internationally, HBB expects an increase in revenues in the second half of 2016 compared with the second half of 2015, provided consumer spending is at expected levels.

Overall, HBB expects net income in the second half of 2016 to increase substantially compared with the second half of 2015. The anticipated increase in unit volumes and revenues, resulting from increased distribution and continued implementation and execution of HBB's strategic initiatives, as well as reduced product costs, are expected to be partially offset by higher selling, general and administrative expenses. HBB continues to monitor currency effects, as well as commodity and other input costs, closely and intends to continue to adjust product prices and product placements, as market conditions permit.

Cash flow before financing activities in the second half of 2016 is expected to be lower than in the second half of 2015. Capital expenditures during the remainder of 2016 are estimated to be $4.8 million.

Longer term, HBB will work to improve return on sales through economies of scale derived from market growth and its five strategic revenue growth initiatives: (1) enhancing its placements in the North American consumer business through consumer-

driven innovative products and strong sales and marketing support, (2) enhancing internet sales by providing best-in-class retailer support and increased consumer content and engagement, (3) participating in the "only-the-best" market with a strong brand and broad product line, including investing in new products to be sold under the Jamba®, Wolf Gourmet®, Weston® and Hamilton Beach® Professional brand names, (4) expanding internationally in the emerging Asian and Latin American markets by increasing product offerings and expanding its distribution channels and sales and marketing capabilities, and (5) achieving global commercial market leadership through a commitment to an enhanced global product line for chains and distributors serving the global food service and hospitality markets.

THE KITCHEN COLLECTION, LLC

KC is a national specialty retailer of kitchenware in outlet and traditional malls throughout the United States. KC's business is seasonal, and a majority of its revenues and operating profit is typically earned in the second half of the year when sales of kitchenware to consumers increase significantly for the fall holiday-selling season.

FINANCIAL REVIEW

The results of operations for KC were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2016	2015	2016	2015
Revenues	$28,634	$29,782	$57,017	$59,749
Operating loss	$(3,011)	$(2,972)	$(5,901)	$(6,017)
Net loss	$(1,954)	$(1,847)	$(3,822)	$(3,740)
Effective income tax rate	36.5%	38.8%	36.5%	38.8%

Second Quarter of 2016 Compared with Second Quarter of 2015

The following table identifies the components of change in revenues for the second quarter of 2016 compared with the second quarter of 2015:

Revenues
2015	$29,782
Increase (decrease) from:
Closed stores	(1,633)
Comparable stores	(589)
Other	(11)
New stores	1,085
2016	$28,634

Revenues for the second quarter of 2016 decreased compared with the second quarter of 2015 primarily due to the loss of sales from closing unprofitable stores since June 30, 2015 and a decline in comparable store sales. The decrease in comparable store sales was mainly attributable to fewer customer visits and a decline in the number of store transactions, partially offset by improvements in the average sales transaction value. These decreases were partially offset by sales at newly opened stores.

At June 30, 2016, KC operated a total of 220 stores compared with 225 stores at June 30, 2015, 229 stores at December 31, 2015 and 248 stores at December 31, 2014.

The following table identifies the components of change in operating loss for the second quarter of 2016 compared with the second quarter of 2015:

Operating Loss
2015	$(2,972)
(Increase) decrease from:
Comparable stores	(411)
New stores	(138)
Closed stores	355
Selling, general and administrative expenses and other	155
2016	$(3,011)

KC's operating loss in the second quarter of 2016 was comparable to the operating loss in the the second quarter of 2015 primarily as a result of the reduction in store transactions and reduced gross margins resulting from an increase in promotional markdowns. These items were partially offset by the favorable effect of closing unprofitable stores since June 30, 2015 and a reduction in selling, general and administrative expenses.

KC reported a net loss of $2.0 million in the second quarter of 2016 compared with a net loss of $1.8 million in the second quarter of 2015, primarily due to the factors affecting the operating loss as well as a lower effective income tax rate that resulted in a reduced tax benefit on KC's pre-tax loss.

First Six Months of 2016 Compared with First Six Months of 2015

The following table identifies the components of change in revenues for the first six months of 2016 compared with the first six months of 2015:

Revenues
2015	$59,749
Increase (decrease) from:
Closed stores	(3,640)
Comparable stores	(1,869)
Other	(50)
New stores	2,827
2016	$57,017

Revenues for the first six months of 2016 decreased compared with the first six months of 2015 primarily due to the loss of sales from closing unprofitable stores since June 30, 2015 and a decline in comparable store sales. The decrease in comparable store sales resulted from a reduction in store transactions as customer traffic declined in the first six months of 2016 compared with the first six months of 2015. These decreases were partially offset by sales at newly opened stores.

The following table identifies the components of change in operating loss for the first six months of 2016 compared with the first six months of 2015:

Operating Loss
2015	$(6,017)
(Increase) decrease from:
Closed stores	604
Selling, general and administrative expenses and other	11
Comparable stores	(343)
New stores	(156)
2016	$(5,901)

KC recognized a comparable operating loss in the first six months of 2016 compared with the first six months of 2015 primarily as a result of closing unprofitable stores since June 30, 2015 partially offset by a reduction in store transactions at comparable stores and seasonal losses at newly opened stores.

KC reported a net loss of $3.8 million in first six months of 2016 compared with a net loss of $3.7 million in the first six months of 2015, primarily due to the factors affecting the operating loss.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the six months ended June 30:

	2016	2015	Change
Operating activities:
Net loss	$(3,822)	$(3,740)	$(82)
Depreciation and amortization	709	779	(70)
Other	497	489	8
Working capital changes	(8,618)	(4,290)	(4,328)
Net cash used for operating activities	(11,234)	(6,762)	(4,472)

Investing activities:
Expenditures for property, plant and equipment	(765)	(513)	(252)
Other	51	36	15
Net cash used for investing activities	(714)	(477)	(237)

Cash flow before financing activities	$(11,948)	$(7,239)	$(4,709)

The $4.5 million increase in net cash used for operating activities was primarily the result of the change in working capital in the first six months of 2016 compared with the first six months of 2015. The change in working capital was primarily the result of the change in net intercompany accounts receivable/payable due to the timing of intercompany tax payments to NACCO.

	2016	2015	Change
Financing activities:
Net additions to revolving credit agreement	$6,158	$2,250	$3,908
Cash dividends paid to NACCO	(10,000)	—	(10,000)
Net cash provided by (used for) financing activities	$(3,842)	$2,250	$(6,092)

The change in net cash provided by (used for) financing activities was the result of cash dividends paid to NACCO in the first six months of 2016, partially offset by an increase in borrowings as KC required more cash for working capital during the first six months of 2016 than it did in the first six months of 2015.

Financing Activities

KC has a $25.0 million secured revolving line of credit that expires in September 2019 (the “KC Facility”). The obligations under the KC Facility are secured by substantially all of the assets of KC. The approximate book value of KC's assets collateralized under the KC Facility was $40.8 million as of June 30, 2016. At June 30, 2016, the borrowing base under the KC Facility was $17.6 million and borrowings outstanding under the KC Facility were $6.2 million. At June 30, 2016, the excess availability under the KC Facility was $11.5 million.

The maximum availability under the KC Facility is derived from a borrowing base formula using KC's eligible inventory and eligible credit card accounts receivable, as defined in the KC Facility. Borrowings bear interest at a floating rate plus a margin based on the excess availability under the agreement, as defined in the KC Facility, which can be either a base rate plus a margin of 1.00% or LIBOR plus a margin of 2.00% as of June 30, 2016. The KC Facility also requires a commitment fee of 0.32% per annum on the unused commitment. The floating rate of interest applicable to the KC Facility at June 30, 2016 was 3.18% including the floating rate margin.

The KC Facility allows for the payment of dividends to NACCO, subject to certain restrictions based on availability and meeting a fixed charge coverage ratio as described in the KC Facility. Dividends are limited to (i) $6.0 million in any twelve-

month period, so long as KC has excess availability, as defined in the KC Facility, of at least $7.5 million after giving effect to such payment and maintaining a minimum fixed charge coverage ratio of 1.1 to 1.0, as defined in the KC Facility; (ii) $2.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $7.5 million after giving effect to such payment or (iii) in such amounts as determined by KC, so long as KC has excess availability under the KC Facility of $15.0 million after giving effect to such payment. At June 30, 2016, KC was in compliance with all financial covenants in the KC Facility.

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

Capital Expenditures

Expenditures for property, plant and equipment were $0.8 million for the first six months of 2016 and are estimated to be an additional $1.5 million for the remainder of 2016. These planned capital expenditures are primarily for improvements to KC's information technology infrastructure, store remodels and new store fixtures. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

Working capital is significantly affected by the seasonality of KC's business. The following is a discussion of the changes in KC's capital structure at June 30, 2016 compared with both June 30, 2015 and December 31, 2015.

June 30, 2016 Compared with June 30, 2015

	JUNE 30 2016	JUNE 30 2015	Change
Cash and cash equivalents	$524	$544	$(20)
Other net tangible assets	23,562	30,135	(6,573)
Net assets	24,086	30,679	(6,593)
Total debt	(6,158)	(2,250)	(3,908)
Total equity	$17,928	$28,429	$(10,501)
Debt to total capitalization	26%	7%	19%

The $6.6 million decrease in other net tangible assets at June 30, 2016 compared with June 30, 2015 was mainly due to a significant reduction in inventory primarily from a decrease in average inventory per store and inventory levels at KC's distribution center at June 30, 2016.

June 30, 2016 Compared with December 31, 2015

	JUNE 30 2016	DECEMBER 31 2015	Change
Cash and cash equivalents	$524	$16,314	$(15,790)
Other net tangible assets	23,562	15,436	8,126
Net assets	24,086	31,750	(7,664)
Total debt	(6,158)	—	(6,158)
Total equity	$17,928	$31,750	$(13,822)
Debt to total capitalization	26%	n/m	n/m

Other net tangible assets increased $8.1 million at June 30, 2016 compared with December 31, 2015 primarily as a result of an increase in inventory and a decrease in intercompany taxes. The increase in inventory was the result of lower inventory levels at the end of the 2015 holiday-selling season. The decrease in intercompany taxes was due to the seasonality of the business.

OUTLOOK

Changing consumer habits have led to declining consumer traffic to physical retail locations as consumers buy more over the Internet or utilize the Internet for comparison shopping. Financial pressures on middle-market consumers interested in housewares and small appliances have also adversely affected sales trends in these categories over the last few years, while the recent strengthening of the U.S. dollar has adversely affected sales trends at retail locations near the Mexican and Canadian borders, as well as at stores in areas with high international tourism. All of these factors are expected to continue to limit KC's target consumers' spending on housewares and small appliances. Given this market environment, KC has realigned its business over the past two years around a smaller number of core Kitchen Collection® outlet stores.

As a result of ongoing market weakness and fewer stores, KC anticipates revenues and results in the second half of 2016 to decline slightly compared with the second half of 2015. However, as a result of the business realignment, KC believes its smaller core store portfolio is well positioned to allow it to perform at improved operating levels, take advantage of any future market rebound and optimize its operating performance over time. Cash flow before financing activities is expected to be positive in 2016 but substantially lower than 2015. Capital expenditures during the remainder of 2016 are estimated to be $1.5 million.

KC's continued focus on increasing the average sale per transaction, the average closure rate and increasing the number of items per transaction through continued refinement of its format and improved customer interactions to enhance customers' store experience, is expected to generate comparable store sales growth over time. Additionally, improved product offerings, a focus on sales of higher-margin products, merchandise mix and displays, new store profitability, closure of underperforming stores and optimizing the expense structure is expected to generate improved operating profit over time.

NACCO AND OTHER

NACCO and Other includes the parent company operations and Bellaire.

FINANCIAL REVIEW

Operating Results

The results of operations at NACCO and Other were as follows for the six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2016	2015	2016	2015
Revenues	$—	$—	$—	$—
Operating loss	$(1,297)	$(836)	$(2,738)	$(2,125)
Net loss	$(1,118)	$(697)	$(2,185)	$(1,936)

Second Quarter of 2016 Compared with Second Quarter of 2015 and First Six Months of 2016 Compared with First Six Months of 2015

The increase in the operating loss and net loss for both the three and six months ended June 30, 2016 compared with 2015 comparable periods was primarily due to higher employee-related expenses partially offset by an increase in management fees charged to the subsidiaries.

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

Following are the parent company management fees included in each subsidiary's selling, general and administrative expenses for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2016	2015	2016	2015
NACoal	$1,476	$713	$2,633	$1,507
HBB	$989	$1,031	$1,930	$1,977
KC	$70	$68	$140	$135

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

Capital Structure

NACCO's consolidated capital structure is presented below:

	JUNE 30 2016	DECEMBER 31 2015	Change
Cash and cash equivalents	$34,257	$52,499	$(18,242)
Other net tangible assets	277,796	278,786	(990)
Goodwill and intangible assets, net	61,287	63,096	(1,809)
Net assets	373,340	394,381	(21,041)
Total debt	(151,152)	(169,982)	18,830
Bellaire closed mine obligations	(23,216)	(23,261)	45
Total equity	$198,972	$201,138	$(2,166)
Debt to total capitalization	43%	46%	(3)%

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

The fair value of the Company's interest rate swap agreements was a net payable of $2.5 million at June 30, 2016. A hypothetical 10% change in interest rates would not cause a material change in the fair value of the interest rate swap agreements at June 30, 2016 and, assuming no changes in the Company's financial structure as it stands, would not have a material effect on annual interest expense.

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
HBB uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts generally mature within twelve months and require HBB to buy or sell the functional currency in which the applicable subsidiary operates and buy or sell U.S. dollars at rates agreed to at the inception of the contracts. The fair value of these contracts was a net payable of $0.3 million at June 30, 2016.

For purposes of risk analysis, the Company uses sensitivity analyses to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. Assuming a hypothetical 10% weakening of the U.S. dollar compared with other foreign currencies at June 30, 2016, the fair value of foreign currency-sensitive financial instruments, which primarily represent forward foreign currency exchange contracts, would not cause a material change in the fair value of the contracts at June 30, 2016. It is important to note that the change in fair value indicated in this sensitivity analysis would be somewhat offset by changes in the fair value of the underlying receivables and payables, which would not be material.

COMMODITY PRICE RISK
The Company uses certain commodities, including steel and diesel fuel, in the normal course of its mining processes. As such, the cost of operations is subject to variability as the market for these commodities changes. The Company monitors this risk and utilizes forward purchase contracts to manage a portion of NACoal's exposure related to diesel fuel volatility. There have been no material changes in the Company's commodity price risk during the second quarter of 2016.

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

Changes in internal control over financial reporting: During the second quarter of 2016, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
None.

Item 1A    Risk Factors
No material changes to the risk factors for NACoal, HBB, KC or General from the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (1)
Month #1 (April 1 to 30, 2016)	—	$—	—	$—
Month #2 (May 1 to 31, 2016)	26,818	$52.24	26,818	$48,598,911
Month #3 (June 1 to 30, 2016)	43,677	$55.53	43,677	$46,173,590
Total	70,495	$54.28	70,495	$46,173,590

(1)
On May 10, 2016, the Company's Board of Directors approved a stock repurchase program (the "2016 Stock Repurchase Program") providing for the purchase of up to $50 million of the Company's Class A Common Stock outstanding through December 31, 2017. The timing and amount of any repurchases under the 2016 Stock Repurchase Program are determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives and market conditions for the Company's Class A Common Stock. The 2016 Stock Repurchase Program does not require the Company to acquire any specific number of shares. It may be modified, suspended, extended or terminated by the Company at any time without prior notice and may be executed through open market purchases, privately negotiated transactions or otherwise. All or part of the repurchases under the 2016 Stock Repurchase Program may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so.

Item 3    Defaults Upon Senior Securities
None.

Item 4    Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 filed with this Quarterly Report on Form 10-Q for the period ended June 30, 2016.

Item 5    Other Information
None.

Item 6    Exhibits
Incorporated by reference to the Exhibit Index on page 40 of this Quarterly Report on Form 10-Q for the period ended June 30, 2016.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NACCO Industries, Inc. (Registrant)
Date:	August 2, 2016	/s/ Elizabeth I. Loveman
Elizabeth I. Loveman
Vice President and Controller (principal financial and accounting officer)

Exhibit Index

Exhibit
Number*	Description of Exhibits

10.1
Amendment No. 4 to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties Hereto as the Lenders, Hamilton Beach Brands, Inc. (as Parent) and Weston Brands, LLC (as Weston) (collectively referred to as US Borrowers) and Hamilton Beach Brands Canada, Inc. (as Canadian Borrower) dated June 30, 2016**

10.2	The North American Coal Corporation Long-term Incentive Compensation Plan (Effective January 1, 2016)***
31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
31(i)(2)	Certification of Elizabeth I. Loveman pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and Elizabeth I. Loveman
95	Mine Safety Disclosure Exhibit
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Numbered in accordance with Item 601 of Regulation S-K.
**    Filed herewith.

***	Incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed with the Commission on May 11, 2016.