Form 10-Q
period 2016-09-30
NACCO INDUSTRIES INC
filed 2016-11-01
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

YES ☐ NO ☑

Number of shares of Class A Common Stock outstanding at October 28, 2016: 5,205,493
Number of shares of Class B Common Stock outstanding at October 28, 2016: 1,571,015

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30 2016	DECEMBER 31 2015	SEPTEMBER 30 2015
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$44,266	$52,499	$11,847
Accounts receivable, net	97,613	111,020	118,097
Accounts receivable from affiliates	7,360	3,085	2,793
Inventories, net	201,309	165,016	234,214
Assets held for sale	5,005	17,497	1,319
Prepaid expenses and other	28,696	12,317	19,999
Total current assets	384,249	361,434	388,269
Property, plant and equipment, net	124,626	132,539	151,767
Goodwill	6,253	6,253	6,253
Other Intangibles, net	53,871	56,843	57,650
Deferred income taxes	23,812	42,013	39,008
Other non-current assets	71,299	56,326	59,770
Total assets	$664,110	$655,408	$702,717
LIABILITIES AND EQUITY
Accounts payable	$157,253	$100,300	$161,040
Revolving credit agreements of subsidiaries - not guaranteed by the parent company	5,250	8,365	13,858
Current maturities of long-term debt of subsidiaries - not guaranteed by the parent company	1,532	1,504	1,495
Accrued payroll	24,292	40,854	34,336
Accrued cooperative advertising	10,619	10,676	7,716
Other current liabilities	30,560	30,047	37,554
Total current liabilities	229,506	191,746	255,999
Long-term debt of subsidiaries - not guaranteed by the parent company	130,524	160,113	158,650
Asset retirement obligations	41,965	39,780	40,453
Pension and other postretirement obligations	12,361	10,046	9,711
Other long-term liabilities	53,446	52,585	53,160
Total liabilities	467,802	454,270	517,973
Stockholders' equity
Common stock:
Class A, par value $1 per share, 5,205,293 shares outstanding (December 31, 2015 - 5,265,446 shares outstanding; September 30, 2015 - 5,276,963 shares outstanding)	5,205	5,265	5,277
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,571,215 shares outstanding (December 31, 2015 - 1,571,727 shares outstanding; September 30, 2015 - 1,572,027 shares outstanding)	1,571	1,572	1,572
Retained earnings	214,666	217,745	200,853
Accumulated other comprehensive loss	(25,134)	(23,444)	(22,958)
Total stockholders' equity	196,308	201,138	184,744
Total liabilities and equity	$664,110	$655,408	$702,717

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2016	2015	2016	2015
	(In thousands, except per share data)
Revenues	$220,792	$239,107	$572,220	$629,341
Cost of sales	169,084	196,892	439,978	513,556
Gross profit	51,708	42,215	132,242	115,785
Earnings of unconsolidated mines	15,102	12,234	40,785	36,863
Operating expenses
Selling, general and administrative expenses	47,504	47,551	141,291	139,186
Centennial asset impairment charge	17,443	—	17,443	—
Amortization of intangible assets	1,164	1,138	2,972	3,173
	66,111	48,689	161,706	142,359
Operating profit	699	5,760	11,321	10,289
Other (income) expense
Interest expense	1,322	1,597	4,297	5,383
Income from other unconsolidated affiliates	(307)	(264)	(913)	(1,736)
Closed mine obligations	223	244	948	1,071
Other, net, including interest income	447	908	2,517	1,220
	1,685	2,485	6,849	5,938
Income (loss) before income tax provision (benefit)	(986)	3,275	4,472	4,351
Income tax provision (benefit)	(544)	134	(1,004)	458
Net income (loss)	$(442)	$3,141	$5,476	$3,893

Basic earnings (loss) per share	$(0.07)	$0.45	$0.80	$0.55
Diluted earnings (loss) per share	$(0.07)	$0.45	$0.80	$0.55

Dividends per share	$0.2675	$0.2625	$0.7975	$0.7825

Basic weighted average shares outstanding	6,786	6,924	6,831	7,051
Diluted weighted average shares outstanding	6,786	6,935	6,858	7,065

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2016	2015	2016	2015
	(In thousands)
Net income (loss)	$(442)	$3,141	$5,476	$3,893
Foreign currency translation adjustment	(517)	(1,190)	(1,335)	(2,352)
Deferred gain (loss) on available for sale securities	134	(229)	298	(205)
Current period cash flow hedging activity, net of $169 tax expense and $819 tax benefit in the three and nine months ended September 30, 2016, respectively, and $304 and $674 tax benefit in the three and nine months ended September 30, 2015, respectively.	340	(558)	(1,541)	(1,216)
Reclassification of hedging activities into earnings, net of $149 and $254 tax benefit in the three and nine months ended September 30, 2016 and $41 and $178 tax benefit in the three and nine months ended September 30, 2015, respectively.	312	89	420	363
Reclassification of pension and postretirement adjustments into earnings, net of $88 and $271 tax benefit in the three and nine months ended September 30, 2016 and net of $97 and $300 tax benefit in the three and nine months ended September 30, 2015, respectively.	166	216	468	641
Total other comprehensive income (loss)	$435	$(1,672)	$(1,690)	$(2,769)
Comprehensive income (loss)	$(7)	$1,469	$3,786	$1,124

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30
	2016	2015
	(In thousands)
Operating activities
Net income	$5,476	$3,893
Adjustments to reconcile from net income to net cash provided by operating activities:
Depreciation, depletion and amortization	13,923	17,337
Amortization of deferred financing fees	448	946
Deferred income taxes	18,201	(4,636)
Centennial asset impairment charge	17,443	—
Other	(1,651)	(533)
Working capital changes:
Accounts receivable	9,160	59,757
Inventories	(39,065)	(43,832)
Other current assets	930	2,056
Accounts payable	55,187	29,056
Income taxes receivable/payable	(20,911)	(8,506)
Other current liabilities	(12,983)	4,276
Net cash provided by operating activities	46,158	59,814

Investing activities
Expenditures for property, plant and equipment	(11,689)	(7,484)
Proceeds from the sale of property, plant, and equipment	4,347	1,843
Other	(2,587)	(683)
Net cash used for investing activities	(9,929)	(6,324)

Financing activities
Additions to long-term debt	—	2,547
Reductions of long-term debt	(29,560)	(2,300)
Net reductions to revolving credit agreements	(3,115)	(74,143)
Cash dividends paid	(5,450)	(5,502)
Purchase of treasury shares	(6,044)	(23,248)
Other	(189)	(78)
Net cash used for financing activities	(44,358)	(102,724)

Effect of exchange rate changes on cash	(104)	(54)

Cash and cash equivalents
Decrease for the period	(8,233)	(49,288)
Balance at the beginning of the period	52,499	61,135
Balance at the end of the period	$44,266	$11,847

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Available for Sale Securities	Deferred Gain (Loss) on Cash Flow Hedging	Pension and Postretirement Plan Adjustment	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2015	$5,662	$1,573	$—	$224,428	$(2,699)	$1,463	$56	$(19,009)	$211,474
Stock-based compensation	40	—	856	—	—	—	—	—	896
Purchase of treasury shares	(426)	—	(856)	(21,966)	—	—	—	—	(23,248)
Conversion of Class B to Class A shares	1	(1)							—
Net income	—	—	—	3,893	—	—	—	—	3,893
Cash dividends on Class A and Class B common stock: $0.7825 per share	—	—	—	(5,502)	—	—	—	—	(5,502)
Current period other comprehensive income (loss)	—	—	—	—	(2,352)	(205)	(1,216)	—	(3,773)
Reclassification adjustment to net income	—	—	—	—	—	—	363	641	1,004
Balance, September 30, 2015	$5,277	$1,572	$—	$200,853	$(5,051)	$1,258	$(797)	$(18,368)	$184,744

Balance, January 1, 2016	$5,265	$1,572	$—	$217,745	$(5,455)	$1,480	$(112)	$(19,357)	$201,138
Stock-based compensation	48	—	2,830	—	—	—	—	—	2,878
Purchase of treasury shares	(109)	—	(2,830)	(3,105)	—	—	—	—	(6,044)
Conversion of Class B to Class A shares	1	(1)							—
Net income	—	—	—	5,476	—	—	—	—	5,476
Cash dividends on Class A and Class B common stock: $0.7975 per share	—	—	—	(5,450)	—	—	—	—	(5,450)
Current period other comprehensive income (loss)	—	—	—	—	(1,335)	298	(1,541)	—	(2,578)
Reclassification adjustment to net income	—	—	—	—	—	—	420	468	888
Balance, September 30, 2016	$5,205	$1,571	$—	$214,666	$(6,790)	$1,778	$(1,233)	$(18,889)	$196,308

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at September 30, 2016 and the results of its operations, comprehensive income (loss), cash flows and changes in equity for the nine months ended September 30, 2016 and 2015 have been included. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. GAAP for complete financial statements.

Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2016. The HBB and KC businesses are seasonal and a majority of revenues and operating profit typically occurs in the second half of the calendar year when sales of small electric household appliances to retailers and consumers increase significantly for the fall holiday-selling season. For further information regarding seasonality of these businesses, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

NOTE 3—Inventories

Inventories are summarized as follows:

	SEPTEMBER 30 2016	DECEMBER 31 2015	SEPTEMBER 30 2015
Coal - NACoal	$12,951	$16,652	$20,565
Mining supplies - NACoal	16,824	21,755	21,083
Total inventories at weighted average cost	29,775	38,407	41,648
Sourced inventories - HBB	133,396	97,511	151,663
Retail inventories - KC	38,138	29,098	40,903
Total inventories at FIFO	171,534	126,609	192,566
	$201,309	$165,016	$234,214

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
During the three months ended September 30, 2016 and September 30, 2015, the Company repurchased 38,766 and 134,186 shares of Class A Common Stock for an aggregate purchase price of $2.2 million and $7.2 million at a weighted average purchase price of $57.20 and $53.95 per share, respectively. During the nine months ended September 30, 2016 and September 30, 2015, the Company repurchased 109,261 and 426,909 shares of Class A Common Stock for an aggregate purchase price of $6.0 million and $23.2 million at a weighted average purchase price of $55.32 and $54.46 per share, respectively.

Amounts Reclassified out of Accumulated Other Comprehensive Income (Loss): The following table summarizes the amounts reclassified out of Accumulated other comprehensive income (loss) ("AOCI") and recognized in the Unaudited Condensed Consolidated Statements of Operations:

	Amount Reclassified from AOCI
	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30		September 30
Details about AOCI Components	2016	2015	2016	2015	Location of (gain) loss reclassified from AOCI into income (loss)
(Gain) loss on cash flow hedging
Foreign exchange contracts	$187	$(240)	$(179)	$(560)	Cost of sales
Interest rate contracts	274	370	853	1,101	Interest expense
	461	130	674	541	Total before income tax benefit
	(149)	(41)	(254)	(178)	Income tax benefit
	$312	$89	$420	$363	Net of tax

Pension and postretirement plan
Actuarial loss	$265	$326	$774	$983	(a)
Prior-service credit	(11)	(13)	(35)	(42)	(a)
	254	313	739	941	Total before income tax benefit
	(88)	(97)	(271)	(300)	Income tax benefit
	$166	$216	$468	$641	Net of tax

Total reclassifications for the period	$478	$305	$888	$1,004	Net of tax

(a) These AOCI components are included in the computation of pension and postretirement health care (income) expense. See Note 10 for further information.

NOTE 5—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Date	(Level 1)	(Level 2)	(Level 3)
	September 30, 2016
Assets:
Available for sale securities	$7,705	$7,705	$—	$—
Foreign currency exchange contracts	15	15	—	—
	$7,720	$7,720	$—	$—
Liabilities:
Interest rate swap agreements	$1,814	$—	$1,814	$—
	$1,814	$—	$1,814	$—

	December 31, 2015
Assets:
Available for sale securities	$7,247	$7,247	$—	$—
Interest rate swap agreements	3	—	3	—
Foreign currency exchange contracts	386	—	386	—
	$7,636	$7,247	$389	$—
Liabilities:
Interest rate swap agreements	$698	$—	$698	$—
	$698	$—	$698	$—

	September 30, 2015
Assets:
Available for sale securities	$6,905	$6,905	$—	$—
Foreign currency exchange contracts	364	—	364	—
	$7,269	$6,905	$364	$—
Liabilities:
Interest rate swap agreements	$1,804	$—	$1,804	$—
	$1,804	$—	$1,804	$—

Bellaire Corporation (“Bellaire”) is a non-operating subsidiary of the Company with legacy liabilities relating to closed mining operations, primarily former Eastern U.S. underground coal mining operations. In connection with Bellaire's normal permit renewal with the Pennsylvania Department of Environmental Protection ("DEP"), Bellaire established a $5.0 million mine water treatment trust (the "Mine Water Treatment Trust") to provide a financial assurance mechanism for the long-term treatment of post-mining discharges. Bellaire's Mine Water Treatment Trust invests in available-for-sale securities that are reported at fair value based upon quoted market prices in active markets for identical assets; therefore, they are classified as Level 1 within the fair value hierarchy.

The Company uses significant other observable inputs to value derivative instruments used to hedge foreign currency and interest rate risk; therefore, they are classified within Level 2 of the valuation hierarchy. The fair value for these contracts is determined based on exchange rates and interest rates, respectively.

There were no transfers into or out of Levels 1, 2 or 3 during the three and nine months ended September 30, 2016 and 2015.

Nonrecurring Fair Value Measurements: Centennial Natural Resources ("Centennial") ceased coal production in the fourth quarter of 2015 and the Company began actively marketing Centennial's mine machinery and equipment. The Company classified these assets as held for sale during the fourth quarter of 2015 when management approved and committed to a formal plan of sale. The coal land and real estate did not meet the held-for-sale criteria and remained within property, plant and equipment as a long-lived asset.

As a result of various unfavorable conditions, including but not limited to weakness in the U.S. and global coal markets and certain asset-specific factors, the Company determined the carrying value of Centennial's coal land and real estate were not recoverable. The Company also conducted a review of the carrying value of Centennial's mine machinery and equipment classified as assets held for sale. The fair values of these assets were calculated using a combination of a market and income approach and reduced the carrying value of coal land and real estate to zero and assets held for sale to approximately $5.0 million. The Company recognized an aggregate impairment charge of $17.4 million during the third quarter of 2016. The asset impairment charge was recorded as "Centennial asset impairment charge" in the Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2016 and relates exclusively to the NACoal segment.

Other Fair Value Measurement Disclosures: The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. Revolving credit agreements and long-term debt are recorded at carrying value in the Unaudited Condensed Consolidated Balance Sheets. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account subsidiary credit risk, which is Level 2 as defined in the fair value hierarchy. At September 30, 2016, December 31, 2015 and September 30, 2015, both the fair value and the book value of the Company's revolving credit agreements and long-term debt, excluding capital leases, was $128.3 million, $159.8 million and $163.5 million, respectively.

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

Coteau, Falkirk, Sabine, Liberty and Coyote Creek supply lignite coal for power generation. Demery and Caddo Creek supply lignite coal for the production of activated carbon. Camino Real supplies and Bisti will supply sub-bituminous coal for power generation. NoDak operates and maintains a coal processing facility.

The investments in the Unconsolidated Mines and related tax positions totaled $34.0 million, $24.6 million and $25.9 million at September 30, 2016, December 31, 2015 and September 30, 2015, respectively. These amounts are included on the line “Other non-current assets” in the Unaudited Condensed Consolidated Balance Sheets. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $5.3 million, $4.0 million and $3.9 million at September 30, 2016, December 31, 2015, and September 30, 2015, respectively, and a $2.5 million loan receivable from Navajo Transitional Energy Company, LLC, which is Bisti's customer, at September 30, 2016. The loan receivable is included in "Other non-current assets."

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

Summarized financial information for the unconsolidated subsidiaries is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2016	2015	2016	2015
Revenues	$178,009	$154,545	$483,360	$457,719
Gross profit	$21,367	$18,112	$59,788	$55,057
Income before income taxes	$14,755	$12,571	$41,122	$38,221
Net income	$10,898	$9,777	$30,625	$29,495

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

At September 30, 2016, December 31, 2015 and September 30, 2015, HBB had accrued undiscounted obligations of $9.0 million, $9.1 million and $8.5 million, respectively, for environmental investigation and remediation activities. In addition, HBB estimates that it is reasonably possible that it may incur additional expenses in the range of zero to $5.3 million related to the environmental investigation and remediation at these sites.

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

Changes in the Company's current and long-term recorded warranty liability are as follows:

2016
Balance at January 1	$6,107
Warranties issued	5,785
Settlements made	(7,038)
Balance at September 30	$4,854

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

In the nine months ended September 30, 2016, the Company recorded an income tax benefit of $2.3 million as a result of the reversal of an uncertain tax position recorded as part of the Centennial acquisition.  The Company also reversed a corresponding indemnification receivable related to the uncertain tax position that resulted in $2.2 million of other expense, included on the line "Other, net, including interest income," in the nine months ended September 30, 2016.

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

The components of pension and postretirement health care expense (income) are set forth below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2016	2015	2016	2015
U.S. Pension and Postretirement Health Care
Service cost	$17	$17	$52	$52
Interest cost	668	675	2,076	2,065
Expected return on plan assets	(1,197)	(1,205)	(3,662)	(3,687)
Amortization of actuarial loss	261	274	790	859
Amortization of prior service credit	(11)	(13)	(35)	(42)
Total	$(262)	$(252)	$(779)	$(753)
Non-U.S. Pension
Interest cost	$37	$37	$109	$116
Expected return on plan assets	(64)	(67)	(188)	(208)
Amortization of actuarial loss	7	11	20	34
Total	$(20)	$(19)	$(59)	$(58)

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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2016	2015	2016	2015
Revenues
NACoal	$32,402	$42,704	$85,778	$121,965
HBB	157,264	163,291	400,058	416,082
KC	32,895	34,708	89,912	94,457
Eliminations	(1,769)	(1,596)	(3,528)	(3,163)
Total	$220,792	$239,107	$572,220	$629,341

Operating profit (loss)
NACoal (1)	$(10,912)	$(4,010)	$3,653	$3,579
HBB	14,399	11,643	19,162	16,711
KC	(921)	(843)	(6,822)	(6,860)
NACCO and Other	(1,867)	(1,142)	(4,605)	(3,267)
Eliminations	—	112	(67)	126
Total	$699	$5,760	$11,321	$10,289

Net income (loss)
NACoal (1)	$(12,677)	$(5,345)	$(1,100)	$3,401
HBB	9,511	6,378	12,184	8,614
KC	(717)	(550)	(4,539)	(4,290)
NACCO and Other	(1,526)	(774)	(3,711)	(2,710)
Eliminations	4,967	3,432	2,642	(1,122)
Total	$(442)	$3,141	$5,476	$3,893

(1) During the third quarter of 2016, the Company recognized an impairment charge of $17.4 million. The asset impairment charge was recorded as "Centennial asset impairment charge" in the Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2016 and relates exclusively to the NACoal segment. See Note 5 for further discussion of the asset impairment charge.

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

Coteau, Falkirk, Sabine, Liberty and Coyote Creek supply lignite coal for power generation. Demery and Caddo Creek supply lignite coal for the production of activated carbon. Camino Real supplies and Bisti will supply sub-bituminous coal for power generation. NoDak operates and maintains a coal processing facility.

Coteau, Falkirk and Sabine were developed between 1974 and 1984. Demery commenced delivering coal in 2012. Caddo Creek commenced delivering coal in late 2014. Camino Real commenced delivering coal in October 2015, and expects to mine approximately 2.0 million tons of coal annually when at full production. Coyote Creek began delivering coal in the second quarter of 2016 and expects to deliver approximately 2.5 million tons of coal annually, when at full production.

Liberty began delivering coal to its customer in July 2016 for facility testing and commissioning. Production levels at Liberty are expected to increase gradually and to build to full production of approximately 4.5 million tons of coal annually beginning in 2022, although the timing of future deliveries will be affected by the timing of the Kemper County Energy Facility reaching full generation capacity.

Bisti anticipates that it will replace an existing contract miner at an existing mine on approximately January 1, 2017, after which it will make annual coal deliveries of between 5.0 million to 6.0 million tons when the customer's power plant is operating at expected levels.

FINANCIAL REVIEW

Tons of coal sold by NACoal's operating mines were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2016	2015	2016	2015
	(In millions)
Coteau	3.3	3.3	10.3	10.5
Falkirk	2.1	2.1	5.3	6.0
Sabine	1.1	1.1	3.3	3.1
Camino Real	0.4	—	1.3	—
Other	0.9	0.1	1.3	0.3
Unconsolidated mines	7.8	6.6	21.5	19.9
MLMC	1.0	1.0	2.3	2.6
Centennial	—	0.1	—	0.4
Consolidated mines	1.0	1.1	2.3	3.0
Total tons sold	8.8	7.7	23.8	22.9

The limerock dragline mining operations sold 6.4 million and 20.3 million cubic yards of limerock in the three and nine months ended September 30, 2016, respectively. This compares with 5.2 million and 14.8 million cubic yards of limerock in the three and nine months ended September 30, 2015, respectively.

The results of operations for NACoal were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2016	2015	2016	2015
Revenue - consolidated mines	$30,628	$40,284	$79,780	$115,508
Royalty and other	1,774	2,420	5,998	6,457
Total revenues	32,402	42,704	85,778	121,965
Cost of sales - consolidated mines	29,873	49,018	73,845	128,492
Cost of sales - royalty and other	821	636	1,908	1,575
Total cost of sales	30,694	49,654	75,753	130,067
Gross profit (loss)	1,708	(6,950)	10,025	(8,102)
Earnings of unconsolidated mines (a)	15,102	12,234	40,785	36,863
Selling, general and administrative expenses	9,461	8,501	27,778	23,045
Centennial asset impairment charge	17,443	—	17,443	—
Amortization of intangible assets	818	793	1,936	2,137
Operating profit (loss)	(10,912)	(4,010)	3,653	3,579
Interest expense	1,036	1,080	3,182	3,900
Other (income) expense, including income from other unconsolidated affiliates	(252)	(181)	1,522	(1,884)
Income (loss) before income tax provision (benefit)	(11,696)	(4,909)	(1,051)	1,563
Income tax provision (benefit)	981	436	49	(1,838)
Net income (loss)	$(12,677)	$(5,345)	$(1,100)	$3,401

Effective income tax rate (b)(c)	n/m	n/m	n/m	n/m

(a) See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.
(b) The NACoal effective income tax rate is affected by the benefit of percentage depletion.
(c) The effective income tax rate is not meaningful as the income tax provision (benefit) amounts are not directly correlated to the pre-tax income.

Third Quarter of 2016 Compared with Third Quarter of 2015

The following table identifies the components of change in revenues for the third quarter of 2016 compared with the third quarter of 2015:

Revenues
2015	$42,704
Decrease from:
Centennial mining operations	(8,832)
Royalty and other income	(1,305)
Other consolidated mining operations	(165)
2016	$32,402

Revenues decreased in the third quarter of 2016 compared with the third quarter of 2015 primarily due to the cessation of coal production at Centennial during the fourth quarter of 2015 and a decrease in royalty and other income. Increased revenues at the limerock mining operations from an increase in limerock yards delivered was more than offset by a reduction in revenue at MLMC due to a lower index-based coal sales price in the third quarter of 2016 compared with 2015 as a result of a decline in diesel prices.

The following table identifies the components of change in operating loss for the third quarter of 2016 compared with the third quarter of 2015:

Operating Loss
2015	$(4,010)
Increase (decrease) from:
Centennial asset impairment charge	(17,443)
Other consolidated mining operations	(3,199)
Royalty and other income	(1,701)
Other selling, general and administrative expenses	(487)
Net gain/loss on sale of assets, primarily Centennial	(472)
Centennial asset retirement obligation charge in 2015	7,526
Centennial mining operations	6,006
Earnings of unconsolidated mines	2,868
2016	$(10,912)
NACoal reported an operating loss of $10.9 million in the third quarter of 2016 primarily due to the recognition of an asset impairment charge at Centennial. See Note 5 for further discussion of this charge. A decrease in other consolidated mining operations and a reduction in royalty and other income also contributed to the change in operating loss. These items were partially offset by the absence of a charge related to an increase in Centennial's asset retirement obligation, an improvement in Centennial's operating results in the third quarter of 2016 when compared with 2015, as well as an increase in earnings of unconsolidated mines as newer mines began or increased production. Centennial's operating loss declined as a result of the cessation of coal production at Centennial during the fourth quarter of 2015, which resulted in substantially lower operating costs to conduct the remaining day-to-day operations of selling equipment, maintaining permits and completing mine reclamation.
At the other consolidated mining operations, operating results at MLMC during the third quarter of 2016 were lower compared with 2015 due to the decrease in revenue in the third quarter of 2016 and an increase in cost of sales, which includes both production costs and changes in inventory. While production costs were comparable between periods, MLMC sold more tons than it produced during the third quarter of 2016, resulting in the recognition of a portion of production costs previously capitalized into inventory. The decline at MLMC was partially offset by an increase in limerock yards delivered at the limerock mining operations during the third quarter of 2016 compared with 2015.

NACoal recognized a net loss of $12.7 million in the third quarter of 2016 compared with a net loss of $5.3 million in the third quarter of 2015 primarily due to the factors affecting operating loss.

First Nine Months of 2016 Compared with First Nine Months of 2015

The following table identifies the components of change in revenues for the first nine months of 2016 compared with the first nine months of 2015:

Revenues
2015	$121,965
Decrease from:
Centennial mining operations	(29,530)
Other consolidated mining operations	(5,201)
Royalty and other income	(1,456)
2016	$85,778

Revenues decreased in the first nine months of 2016 compared with the first nine months of 2015 primarily due to a decrease in revenues at Centennial as a result of the cessation of coal production during the fourth quarter of 2015. The decline in revenue at the other consolidated mining operations was due to a reduction in tons sold at MLMC as a result of an increase in outage days at the customer's power plant in the first nine months of 2016 and a reduction in the price per ton sold due to a lower index-based coal sales price as a result of a decline in diesel prices during 2015 and 2016. The decline was partially offset by an increase in revenues at the limerock mining operations from an increase in limerock yards delivered.

The following table identifies the components of change in operating profit for the first nine months of 2016 compared with the first nine months of 2015:

Operating Profit
2015	$3,579
Increase (decrease) from:
Centennial mining operations	14,794
Centennial asset retirement obligation charge	7,526
Earnings of unconsolidated mines	3,922
Centennial asset impairment charge	(17,443)
Other selling, general and administrative expenses	(2,554)
Net gain/loss on sale of assets, primarily Centennial	(2,179)
Royalty and other income	(2,006)
Other consolidated mining operations	(1,986)
2016	$3,653
NACoal reported operating profit of $3.7 million in the first nine months of 2016 compared with operating profit of $3.6 million in the first nine months of 2015. Operating profit was favorably impacted by the cessation of coal production at Centennial during the fourth quarter of 2015, which resulted in substantially lower operating costs to conduct the remaining day-to-day operations, and the absence of a charge related to an increase in Centennial's asset retirement obligation. An increase in earnings of unconsolidated mines as newer mines began or increased production also contributed to the increase in operating profit.
These items were largely offset by an asset impairment charge at Centennial and an increase in Other selling, general and administrative expenses, primarily due to higher employee-related costs, as well as reductions in royalty and other income and other consolidated mining operations. See Note 5 for further discussion of the asset impairment charge. At the other consolidated mining operations, operating results at MLMC were lower during the first nine months of 2016 compared with 2015 primarily due to a reduction in tons sold as a result of an increase in outage days at the customer's power plant. The decline at MLMC was partially offset by an increase in limerock yards delivered at the limerock mining operations during the first nine months of 2016 compared with 2015.
NACoal recognized a net loss of $1.1 million in the first nine months of 2016 compared with net income of $3.4 million in the first nine months of 2015. The change in results was due to a decrease in other income, as dividend income of $0.9 million in the first nine months of 2015 did not recur in the first nine months of 2016, as well as changes in income tax. NACoal recorded an income tax provision of less than $0.1 million on a loss before income taxes of $1.1 million in the first nine months of 2016. The income tax provision for the first nine months of 2016 includes the reversal of a $2.3 million uncertain tax position. The Company also reversed a corresponding indemnification receivable related to the uncertain tax position that resulted in $2.2 million of other expense in the first nine months of 2016. The uncertain tax position and the indemnification receivable were initially recorded as part of the Centennial acquisition. NACoal recorded an income tax benefit of $1.8 million on income before tax of $1.6 million in the first nine months of 2015. The income tax benefit recognized in the first nine months of 2015 was impacted by the mix of taxable earnings and losses, including losses related to Centennial.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the nine months ended September 30:

	2016	2015	Change
Operating activities:
Net income (loss)	$(1,100)	$3,401	$(4,501)
Depreciation, depletion and amortization	9,594	12,893	(3,299)
Centennial asset impairment charge	17,443	—	17,443
Other	19,891	(3,547)	23,438
Working capital changes	(29,339)	72,916	(102,255)
Net cash provided by operating activities	16,489	85,663	(69,174)

Investing activities:
Expenditures for property, plant and equipment	(7,280)	(3,128)	(4,152)
Other	1,634	1,049	585
Net cash used for investing activities	(5,646)	(2,079)	(3,567)

Cash flow before financing activities	$10,843	$83,584	$(72,741)

The change in net cash provided by operating activities was primarily the result of working capital changes, partially offset by a change in other operating activities during the first nine months of 2016 compared with the first nine months of 2015. The change in working capital was mainly attributable to a significant decrease in accounts receivable from affiliates as NACoal received payment from Coyote Creek, an unconsolidated mine, in the first nine months of 2015. A significant decrease in accrued payroll as a result of payments made during the first nine months of 2016 as well as the change in net intercompany accounts receivable/payable also contributed to the change in working capital in the first nine months of 2016. The change in net intercompany accounts receivable/payable was due to the timing of intercompany tax payments to NACCO.  The change in other was mainly attributable to the change in deferred income taxes.

The increase in net cash used for investing activities was primarily attributable to increased expenditures for property, plant and equipment. In the first nine months of 2016, capital expenditures were mainly for the purchase of machinery and equipment at MLMC.

	2016	2015	Change
Financing activities:
Net additions (reductions) to long-term debt and revolving credit agreements	$(1,389)	$(82,300)	$80,911
Cash dividends paid to NACCO	(4,300)	—	(4,300)
Other	—	(54)	54
Net cash used for financing activities	$(5,689)	$(82,354)	$76,665

The change in net cash used for financing activities was primarily from repayments made in 2015 on NACoal's revolving line of credit as a result of the payment received from Coyote Creek during the first quarter of 2015.

Financing Activities

NACoal has an unsecured revolving line of credit of up to $225.0 million (the “NACoal Facility”) that expires in November 2018. Borrowings outstanding under the NACoal Facility were $100.0 million at September 30, 2016. At September 30, 2016, the excess availability under the NACoal Facility was $123.9 million, which reflects a reduction for outstanding letters of credit of $1.1 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective September 30, 2016, for base rate and LIBOR loans were 1.00% and 2.00%, respectively. The NACoal Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.35% on the unused commitment at September 30, 2016. The floating rate of interest applicable to the NACoal Facility at September 30, 2016 was 3.39% including the floating rate margin and the effect of the interest rate swap agreement discussed below.

To reduce the exposure to changes in the market rate of interest, NACoal has entered into an interest rate swap agreement for a portion of the NACoal Facility. Terms of the interest rate swap agreement require NACoal to receive a variable interest rate and pay a fixed interest rate. NACoal has interest rate swaps with notional values totaling $100.0 million at September 30, 2016 at an average fixed rate of 1.4%.

The NACoal Facility contains restrictive covenants, which require, among other things, NACoal to maintain a maximum debt to EBITDA ratio of 3.50 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The NACoal Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 3.00 to 1.00 in conjunction with maintaining unused availability thresholds of borrowing capacity, as defined in the NACoal Facility, of $15.0 million. At September 30, 2016, NACoal was in compliance with all financial covenants in the NACoal Facility.

NACoal has a demand note payable to Coteau which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At September 30, 2016, the balance of the note was $1.2 million and the interest rate was 0.71%.

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

Capital Expenditures

Expenditures for property, plant and equipment were $7.3 million during the first nine months of 2016. NACoal estimates that its capital expenditures for the remainder of 2016 will be an additional $7.9 million, primarily for mine machinery, equipment and land. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

NACoal's capital structure is presented below:

	SEPTEMBER 30 2016	DECEMBER 31 2015	Change
Cash and cash equivalents	$17,872	$12,718	$5,154
Other net tangible assets	149,105	159,099	(9,994)
Coal supply agreements, net	46,245	48,181	(1,936)
Net assets	213,222	219,998	(6,776)
Total debt	(110,227)	(111,617)	1,390
Total equity	$102,995	$108,381	$(5,386)
Debt to total capitalization	52%	51%	1%

The decrease in other net tangible assets during the first nine months of 2016 was primarily due to the Centennial asset impairment charge and the change in deferred taxes partially offset by a significant decrease in accrued payroll and a change in intercompany taxes. Accrued payroll decreased as payments were made during the first quarter of 2016.

OUTLOOK

NACoal expects an increase in tons sold in the fourth quarter of 2016 compared with the fourth quarter of 2015, as well as an increase in income before income taxes and net income, both including and excluding Centennial. Excluding Centennial, the increase in income is expected to be driven by additional income from the unconsolidated mining operations due to production from Coyote Creek, which began producing in 2016, partially offset by a substantial decline in MLMC results and increased Otter Creek Mine expenses associated with land leases.

At the unconsolidated mining operations, Coyote Creek expects to deliver approximately 2.5 million tons of coal annually when at full production. In July 2016, Liberty began delivering coal to its customer for facility testing and commissioning. Production levels at Liberty are expected to increase gradually and to build to full production of approximately 4.5 million tons of coal annually beginning in 2022, although the timing of future deliveries will be affected by the timing of the Kemper County Energy Facility reaching full generation capacity. NACoal's Bisti commenced its transition into the contract miner role at the Navajo Mine on January 1, 2016. While Bisti is recognizing income during the transition period, it will not receive cash payments until the production period begins on approximately January 1, 2017. Production levels are expected to be approximately 5.0 to 6.0 million tons of coal per year when the customer's power plant is operating at expected levels.

At the consolidated mining operations, MLMC expects a significant decrease in fourth-quarter 2016 operating results compared with fourth-quarter 2015 due to an increase in production costs because the fourth quarter of 2015 included a benefit from the reversal of an accrual related to a leased asset.

During the third quarter of 2016, NACoal entered into a new dragline mining services contract with a new customer in Florida and commenced operations under that contract on October 10, 2016. Fourth-quarter 2016 results at the limerock mining operations are expected to be comparable to the fourth quarter of 2015 as activity at the new limerock mining operation is expected to be offset by reduced requirements at the existing limerock operations.

Centennial expects to incur a moderate loss in the fourth quarter of 2016 as it manages mine reclamation obligations and disposes of certain assets. Centennial will continue to evaluate strategies to maximize cash flow, including through the sale of mineral reserves and equipment. The company is evaluating a range of strategies for its Alabama mineral reserves, including holding reserves with substantial unmined coal tons for sale or contract mining when conditions in Alabama and global coal markets improve. Cash expenditures related to mine reclamation will continue until reclamation is complete or ownership of the mines is transferred.

Cash flow before financing activities in the fourth quarter and for the full year 2016 is expected to be substantially lower compared with the respective periods in 2015. Capital expenditures are estimated to be $7.9 million for the fourth quarter of 2016 and $15.2 million for the full year.

Overall for the full year 2016, excluding Centennial, NACoal's operating profit is expected to decrease compared with 2015, as substantially improved results at the unconsolidated mines and the limerock mining operations are expected to be more than offset by significantly reduced results at MLMC and higher corporate operating expenses. At Centennial, excluding the $17.4 million asset impairment charge in 2016 and the $7.5 million asset retirement charge in 2015, the current year operating losses at Centennial are expected to be significantly less than in 2015.

In 2017, excluding the effect of the 2016 asset impairment charge, NACoal expects a significant increase in income before income taxes compared with the prior year. Results in 2017 are expected to benefit from higher income from the unconsolidated mining operations as NACoal transitions into the contract miner role at Bisti in early January when the production period begins, and from the realization of a full year of income at Coyote Creek. A lower, more moderate, operating loss at Centennial is also expected to contribute to the improvement in income before income taxes.

The improvement in income before income taxes in 2017 is expected to be partially offset by a moderate continued decrease in MLMC results, primarily in the first half of 2017. Royalty and other income is also expected to decrease in 2017 compared with 2016, as are results from the limerock mining operations as deliveries from the new limerock mining operations are not expected to offset an anticipated decline in customer requirements at the existing limerock mining operations.

Cash flow before financing activities is expected to increase in 2017 compared with 2016. Capital expenditures are expected to be approximately $14 million in 2017.

Over the longer-term, NACoal’s goal continues to be to increase earnings of its unconsolidated mines by approximately 50% from the 2012 level of $45.2 million through the development and maturation of its newer mines and normal escalation of contractual compensation at its existing mines. Income related to NACoal's newer mines, as well as the commencement of production at Bisti, will contribute to this goal in 2017 and beyond. However, generally low U.S. inflation rates, as reflected in typical market indices, such as the Consumer Price Index and the Producer Price Index, will determine the extent to which contractual compensation at the unconsolidated mines will change year by year. Achievement of the goal to increase earnings of the unconsolidated mines by 50% is currently expected to occur in 2018, but timing will depend on future inflation rates and customer demand.

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

FINANCIAL REVIEW

The results of operations for HBB were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2016	2015	2016	2015
Revenues	$157,264	$163,291	$400,058	$416,082
Operating profit	$14,399	$11,643	$19,162	$16,711
Interest expense	$232	$476	$981	$1,397
Other (income) expense	$441	$926	$237	$1,576
Net income	$9,511	$6,378	$12,184	$8,614
Effective income tax rate	30.7%	37.7%	32.1%	37.3%

Third Quarter of 2016 Compared with Third Quarter of 2015

The following table identifies the components of change in revenues for the third quarter of 2016 compared with the third quarter of 2015:

Revenues
2015	$163,291
Increase (decrease) from:
Unit volume and product mix	(5,359)
Foreign currency	(850)
Other	182
2016	$157,264

Revenues for the third quarter of 2016 decreased 3.7% compared with the third quarter of 2015 primarily due to a reduction in sales volumes, mainly in the U.S. specialty housewares market and Canadian consumer retail market, and unfavorable foreign currency movements as the Mexican peso weakened against the U.S dollar.

The following table identifies the components of change in operating profit for the third quarter of 2016 compared with the third quarter of 2015:

Operating Profit
2015	$11,643
Increase from:
Gross profit	1,407
Selling, general and administrative expenses	1,280
Foreign currency	69
2016	$14,399

HBB's operating profit increased in the third quarter of 2016 from the third quarter of 2015 due to improved gross profit and reduced selling, general and administrative expenses. The increase in gross profit was mainly attributable to lower product costs and a shift in sales mix to higher-priced and higher-margin products.  Selling, general and administrative expenses decreased due to lower professional and outside service fees.

HBB recognized net income of $9.5 million in the third quarter of 2016 compared with net income of $6.4 million in the third quarter of 2015 primarily due to the factors affecting operating profit.

First Nine Months of 2016 Compared with First Nine Months of 2015

The following table identifies the components of change in revenues for the first nine months of 2016 compared with the first nine months of 2015:

Revenues
2015	$416,082
Increase (decrease) from:
Unit volume and product mix	(10,940)
Foreign currency	(5,236)
Other	152
2016	$400,058

Revenues for the first nine months of 2016 decreased 3.9% compared with the first nine months of 2015. Revenues decreased primarily due to a reduction in sales volumes, primarily in the U.S. consumer retail market, in part driven by an unexpected decline in retail demand early in the first quarter as retailers re-balanced their inventory at the end of the holiday-selling season. Unfavorable foreign currency movements also contributed to the decrease in revenues as both the Mexican peso and Canadian dollar weakened against the U.S. dollar.

The following table identifies the components of change in operating profit for the first nine months of 2016 compared with the first nine months of 2015:

Operating Profit
2015	$16,711
Increase (decrease) from:
Selling, general and administrative expenses	2,584
Gross profit	804
Foreign currency	(937)
2016	$19,162

HBB's operating profit increased in the first nine months of 2016 from the first nine months of 2015 due to lower selling, general and administrative expenses and higher gross profit, partially offset by unfavorable foreign currency movements. Selling, general and administrative expenses decreased as a result of lower professional and outside service fees. The increase in gross profit was mainly attributable to a shift in sales mix to higher-priced, higher-margin products and lower costs, partially offset by reduced sales volumes.

HBB recognized net income of $12.2 million in the first nine months of 2016 compared with net income of $8.6 million in the first nine months of 2015 primarily due to lower selling, general and administrative expenses and increased gross profit.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the nine months ended September 30:

	2016	2015	Change
Operating activities:
Net income	$12,184	$8,614	$3,570
Depreciation and amortization	3,033	3,088	(55)
Other	403	(2,964)	3,367
Working capital changes	28,916	(13,569)	42,485
Net cash provided by (used for) operating activities	44,536	(4,831)	49,367

Investing activities:
Expenditures for property, plant and equipment	(3,288)	(3,155)	(133)
Other	15	3	12
Net cash used for investing activities	(3,273)	(3,152)	(121)

Cash flow before financing activities	$41,263	$(7,983)	$49,246

Net cash provided by (used for) operating activities increased $49.4 million in the first nine months of 2016 compared with the first nine months of 2015 primarily as a result of the change in working capital. The change in working capital was mainly attributable to changes in accounts payable, accounts receivable and inventory in the first nine months of 2016 compared with the first nine months of 2015. Accounts payable had a larger increase during the first nine months of 2016 compared with the first nine months of 2015 primarily due to a change in the timing of payments. Accounts receivable had a larger decrease during the first nine months of 2016 compared with the first nine months of 2015 attributable to lower sales and strong cash collections. Inventory increased less in the first nine months of 2016 compared with the first nine months of 2015, resulting in a source of cash, due to HBB's inventory management initiative.

	2016	2015	Change
Financing activities:
Net (reductions) additions to revolving credit agreement and other	$(36,722)	$7,079	$(43,801)
Net cash provided by (used for) financing activities	$(36,722)	$7,079	$(43,801)

The change in net cash provided by (used for) financing activities was mainly the result of a decrease in borrowings as HBB required less cash to fund working capital during the first nine months of 2016 compared with the first nine months of 2015.

Financing Activities

HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires June 30, 2021. The obligations under the HBB Facility are secured by substantially all of HBB's assets. The approximate book value of HBB's assets held as collateral under the HBB Facility was $278.6 million as of September 30, 2016. At September 30, 2016, the borrowing base under the HBB Facility was $110.6 million and borrowings outstanding under the HBB Facility were $21.4 million. At September 30, 2016, the excess availability under the HBB Facility was $89.2 million.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible accounts receivable, inventory and trademarks of the borrowers, as defined in the HBB Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the HBB Facility. A portion of the availability is denominated in Canadian dollars to provide funding to HBB's Canadian subsidiary. Borrowings bear interest at a floating rate, which can be a base rate or LIBOR, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective September 30, 2016, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.50%, respectively. The applicable margins, effective September 30, 2016, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.00% and 1.50%, respectively. The HBB Facility also requires a fee of 0.25% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability. The floating rate of interest applicable to the HBB Facility at September 30, 2016 was 2.85% including the floating rate margin and the effect of interest rate swap agreements discussed below.

To reduce the exposure to changes in the market rate of interest, HBB has entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require HBB to receive a variable interest rate and pay a fixed interest rate. HBB has interest rate swaps with notional values totaling $20.0 million at September 30, 2016 at an average fixed rate of 1.4%. HBB also has delayed start interest rate swaps with notional values totaling $25.0 million at September 30, 2016, at an average fixed rate of 1.6%.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to NACCO, subject to achieving availability thresholds. Dividends are discretionary to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $25.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At September 30, 2016, HBB was in compliance with all financial covenants in the HBB Facility.

HBB believes funds available from cash on hand at the Company, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the HBB Facility.

Contractual Obligations, Contingent Liabilities and Commitments

In the nine months ended September 30, 2016, there were no significant changes in the total amount of HBB's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 55 in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, other than the extension of the HBB facility from July 2019 to June 2021.

Capital Expenditures

Expenditures for property, plant and equipment were $3.3 million for the first nine months of 2016 and are estimated to be an additional $2.8 million for the remainder of 2016. These planned capital expenditures are primarily for tooling for new products and improvements to HBB's information technology infrastructure. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

Working capital is significantly affected by the seasonality of HBB's business. The following is a discussion of the changes in HBB's capital structure at September 30, 2016 compared with both September 30, 2015 and December 31, 2015.

September 30, 2016 Compared with September 30, 2015

	SEPTEMBER 30 2016	SEPTEMBER 30 2015	Change
Cash and cash equivalents	$4,911	$484	$4,427
Other net tangible assets	64,606	100,942	(36,336)
Goodwill and intangible assets, net	13,879	15,260	(1,381)
Net assets	83,396	116,686	(33,290)
Total debt	(21,829)	(60,532)	38,703
Total equity	$61,567	$56,154	$5,413
Debt to total capitalization	26%	52%	(26)%

Net assets decreased $33.3 million from September 30, 2015 primarily due to a decrease in other net tangible assets. Other net tangible assets decreased $36.3 million from September 30, 2015 mainly as a result of a decrease in accounts receivable and inventory. The change in accounts receivable was primarily attributable to strong cash collections and lower sales in the first nine months of 2016 compared with the first nine months of 2015. The decrease in inventory was primarily attributable to HBB's inventory management initiative during the first nine months of 2016.

Total debt decreased $38.7 million as HBB required less cash for working capital purposes.

September 30, 2016 Compared with December 31, 2015

	SEPTEMBER 30 2016	DECEMBER 31 2015	Change
Cash and cash equivalents	$4,911	$474	$4,437
Other net tangible assets	64,606	94,353	(29,747)
Goodwill and intangible assets, net	13,879	14,915	(1,036)
Net assets	83,396	109,742	(26,346)
Total debt	(21,829)	(58,365)	36,536
Total equity	$61,567	$51,377	$10,190
Debt to total capitalization	26%	53%	(27)%

Other net tangible assets decreased $29.7 million from December 31, 2015 primarily due to a significant increase in accounts payable and a decrease in accounts receivable partially offset by an increase in inventory during the first nine months of 2016. These changes were primarily attributable to the seasonality of the business.

Total debt decreased $36.5 million mainly as a result of strong cash collections during the first nine months of 2016.

OUTLOOK

Overall consumer confidence and financial pressures experienced by the middle-market consumer continue to create uncertainty about the overall growth prospects for the U.S. retail market for small appliances, including growth prospects for both in-store and internet sales. As a result, market volumes for the fourth quarter of 2016 in the market in which HBB's core brands participate are projected to be comparable or down slightly compared with the same period in 2015. The Canadian retail market is also expected to be difficult as the Canadian economy continues to struggle. International and commercial markets in which HBB participates are expected to grow moderately in the fourth quarter of 2016, but at a slower pace than in the first part of 2016.

In spite of current market conditions, HBB expects its consolidated sales volumes to increase in the 2016 fourth quarter compared with the fourth quarter of 2015 as a result of increased placements and promotions of higher-priced products in its core small kitchen appliance business for the fourth quarter holiday-selling season, as well as anticipated improvements in its other U.S. consumer product lines. HBB's international and commercial product sales volumes are expected to increase in the fourth quarter of 2016 compared with the same period in 2015 as a result of the continued execution of its strategic initiatives.

HBB continues to focus on strengthening the consumer market position of its various product lines through product innovation, promotions, increased placements and branding programs. The company will continue to introduce new innovative products, as well as upgrades to certain existing products across a wide range of brands, price points and categories in both the retail and commercial marketplaces, and leverage its strong brand portfolio. HBB also expects its growing global commercial business to benefit from broader distribution of several newer products. The company continues to pursue other opportunities to create or add product lines and new brands that can be distributed in high-end or specialty stores and on the Internet, including the introduction of the Hamilton Beach® Professional premium line of counter-top kitchen appliances in the third quarter of 2016.

As a result of anticipated increases in 2016 sales volumes from new product introductions and execution of its strategic initiatives, both domestically and internationally, HBB expects fourth quarter 2016 revenues to increase compared with the fourth quarter of 2015, provided consumer spending is at expected fourth quarter levels. The fourth-quarter revenue increase is expected to offset the nine months ended September 30, 2016 revenue decline compared with the prior year period. As a result, full year 2016 revenues are expected to be comparable to 2015.

Overall, HBB expects net income in the fourth quarter of 2016 to increase substantially compared with the fourth quarter of 2015, resulting in a significant increase in full year 2016 net income compared with 2015. The anticipated increase in revenues in the fourth quarter of 2016, resulting from increased distribution and continued implementation and execution of HBB's strategic initiatives, as well as increased sales of higher-margin products and reduced product costs, are expected to be partially offset by higher transportation and warehousing costs from the higher sales volumes and increased selling, general and administrative expenses. HBB continues to monitor currency effects, as well as commodity and other input costs, closely and intends to continue to adjust product prices and product placements, as market conditions permit.

The fourth quarter 2016 cash flow before financing activities is expected to be positive but substantially lower than the fourth quarter of 2015. However, full year 2016 cash flow before financing activities is expected to be substantially higher than in 2015. Capital expenditures are estimated to be $2.8 million in the fourth quarter of 2016 and $6.1 million for the full year.

In 2017, the consumer retail market for small kitchen appliances is expected to be comparable to 2016. The international markets in which HBB participates are expected to continue to grow moderately. Overall HBB's sales volumes and revenues are expected to increase in 2017 compared with 2016 due to enhanced distribution and increased higher-margin product placements resulting from the execution of the company's strategic initiatives. Net income in 2017 is expected to be comparable to 2016 as the benefits of the increased revenues are expected to be offset by the costs to implement these initiatives, increased advertising costs, modest increases in distribution costs and higher income tax expense. In 2017, cash flow before financing activities is expected to be substantial but lower than 2016 and capital expenditures are expected to be approximately $8 million.

Longer term, HBB will work to improve return on sales through economies of scale derived from market growth and its five strategic revenue growth initiatives focused on enhancing its placements in the North American consumer business, enhancing internet sales, growing its participation in the "only-the-best" market by investing in new products to be sold under the Jamba®, Wolf Gourmet®, Weston® and Hamilton Beach® Professional brand names, expanding internationally, and growing its global commercial presence through enhanced global product lines for chains and distributors serving the global food service and hospitality markets.

THE KITCHEN COLLECTION, LLC

KC is a national specialty retailer of kitchenware in outlet and traditional malls throughout the United States. KC's business is seasonal, and a majority of its revenues and operating profit is typically earned in the second half of the year when sales of kitchenware to consumers increase significantly for the fall holiday-selling season.

FINANCIAL REVIEW

The results of operations for KC were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2016	2015	2016	2015
Revenues	$32,895	$34,708	$89,912	$94,457
Operating loss	$(921)	$(843)	$(6,822)	$(6,860)
Interest expense	$54	$40	$134	$85
Other expense, net	$16	$21	$51	$68
Net loss	$(717)	$(550)	$(4,539)	$(4,290)
Effective income tax rate	27.6%	39.2%	35.2%	38.8%

Third Quarter of 2016 Compared with Third Quarter of 2015

The following table identifies the components of change in revenues for the third quarter of 2016 compared with the third quarter of 2015:

Revenues
2015	$34,708
Increase (decrease) from:
Closed stores	(1,999)
Comparable stores	(1,073)
New stores	1,249
Other	10
2016	$32,895

Revenues for the third quarter of 2016 decreased compared with the third quarter of 2015 primarily due to the loss of sales from closing unprofitable stores since September 30, 2015 and a decline in comparable store sales. The decrease in comparable store sales was mainly attributable to fewer customer visits and a decline in the number of store transactions, partially offset by improvements in the average sales transaction value. These decreases were partially offset by sales at newly opened stores.

At September 30, 2016, KC operated a total of 221 stores compared with 224 stores at September 30, 2015 and 229 stores at December 31, 2015.

The following table identifies the components of change in operating loss for the third quarter of 2016 compared with the third quarter of 2015:

Operating Loss
2015	$(843)
(Increase) decrease from:
New stores	(165)
Closed stores	(59)
Selling, general and administrative expenses and other	81
Comparable stores	65
2016	$(921)

KC's operating loss in the third quarter of 2016 was comparable to the operating loss in the the third quarter of 2015 despite the reduction in revenues, primarily as a result of seasonal losses at newly opened stores partially offset by lower selling, general and administrative expenses.

KC reported a net loss of $0.7 million in the third quarter of 2016 compared with a net loss of $0.6 million in the third quarter of 2015 primarily due to the factors affecting the operating loss as well as a lower effective income tax rate that resulted in a reduced tax benefit on KC's pre-tax loss.

First Nine Months of 2016 Compared with First Nine Months of 2015

The following table identifies the components of change in revenues for the first nine months of 2016 compared with the first nine months of 2015:

Revenues
2015	$94,457
Increase (decrease) from:
Closed stores	(5,639)
Comparable stores	(2,942)
Other	(40)
New stores	4,076
2016	$89,912

Revenues for the first nine months of 2016 decreased compared with the first nine months of 2015 primarily due to the loss of sales from closing unprofitable stores since September 30, 2015 and a decline in comparable store sales. The decrease in comparable store sales resulted from a reduction in store transactions as customer traffic declined in the first nine months of 2016 compared with the first nine months of 2015. These decreases were partially offset by sales at newly opened stores.

The following table identifies the components of change in operating loss for the first nine months of 2016 compared with the first nine months of 2015:

Operating Loss
2015	$(6,860)
(Increase) decrease from:
Closed stores	545
Selling, general and administrative expenses and other	95
New stores	(322)
Comparable stores	(280)
2016	$(6,822)

KC's operating loss in the first nine months of 2016 was comparable to the first nine months of 2015 despite the reduction in revenues, primarily as the favorable effect of closing unprofitable stores was partially offset by seasonal losses at newly opened stores and a reduction in store transactions at comparable stores.

KC reported a net loss of $4.5 million in first nine months of 2016 compared with a net loss of $4.3 million in the first nine months of 2015, primarily due to the factors affecting the operating loss as well as a lower effective income tax rate that resulted in a reduced tax benefit on KC's pre-tax loss.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the nine months ended September 30:

	2016	2015	Change
Operating activities:
Net loss	$(4,539)	$(4,290)	$(249)
Depreciation and amortization	1,020	1,146	(126)
Other	953	415	538
Working capital changes	(7,462)	(2,495)	(4,967)
Net cash used for operating activities	(10,028)	(5,224)	(4,804)

Investing activities:
Expenditures for property, plant and equipment	(1,104)	(1,173)	69
Other	51	37	14
Net cash used for investing activities	(1,053)	(1,136)	83

Cash flow before financing activities	$(11,081)	$(6,360)	$(4,721)

The $4.8 million increase in net cash used for operating activities was primarily the result of the change in working capital in the first nine months of 2016 compared with the first nine months of 2015. The change in working capital was primarily the result of a change in net intercompany accounts receivable/payable and a larger increase in inventory partially offset by a larger increase in accounts payable in the first nine months of 2016 compared with the first nine months of 2015. The change in net intercompany accounts receivable/payable was due to the timing of intercompany tax payments to NACCO.  The larger increase in inventory during the first nine months of 2016 was primarily attributable to lower inventory per store at December 31, 2015, partially offset by a larger increase in accounts payable in the first nine months of 2016 due to the timing of inventory purchases.

	2016	2015	Change
Financing activities:
Net additions to revolving credit agreement	$5,250	$1,325	$3,925
Cash dividends paid to NACCO	(10,000)	—	(10,000)
Other	—	(15)	15
Net cash provided by (used for) financing activities	$(4,750)	$1,310	$(6,060)

The change in net cash provided by (used for) financing activities was the result of cash dividends paid to NACCO in the first nine months of 2016, partially offset by an increase in borrowings as KC required more cash for working capital during the first nine months of 2016 than it did in the first nine months of 2015.

Financing Activities

KC has a $25.0 million secured revolving line of credit that expires in September 2019 (the “KC Facility”). The obligations under the KC Facility are secured by substantially all of the assets of KC. The approximate book value of KC's assets collateralized under the KC Facility was $46.4 million as of September 30, 2016. At September 30, 2016, the borrowing base under the KC Facility was $20.7 million and borrowings outstanding under the KC Facility were $5.3 million. At September 30, 2016, the excess availability under the KC Facility was $15.4 million.

The maximum availability under the KC Facility is derived from a borrowing base formula using KC's eligible inventory and eligible credit card accounts receivable, as defined in the KC Facility. Borrowings bear interest at a floating rate plus a margin based on the excess availability under the agreement, as defined in the KC Facility, which can be either a base rate plus a margin of 1.00% or LIBOR plus a margin of 2.00% as of September 30, 2016. The KC Facility also requires a commitment fee of 0.32% per annum on the unused commitment. The floating rate of interest applicable to the KC Facility at September 30, 2016 was 3% including the floating rate margin.

The KC Facility allows for the payment of dividends to NACCO, subject to certain restrictions based on availability and meeting a fixed charge coverage ratio as described in the KC Facility. Dividends are limited to (i) $6.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $7.5 million after giving effect to such payment and maintaining a minimum fixed charge coverage ratio of 1.1 to 1.0, as defined in the KC Facility; (ii) $2.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $7.5 million after giving effect to such payment or (iii) in such amounts as determined by KC, so long as KC has excess availability under the KC Facility of $15.0 million after giving effect to such payment. At September 30, 2016, KC was in compliance with all financial covenants in the KC Facility.

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

Capital Expenditures

Expenditures for property, plant and equipment were $1.1 million for the first nine months of 2016 and are estimated to be an additional $0.4 million for the remainder of 2016. These planned capital expenditures are primarily for improvements to KC's information technology infrastructure, store remodels and new store fixtures. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

Working capital is significantly affected by the seasonality of KC's business. The following is a discussion of the changes in KC's capital structure at September 30, 2016 compared with both September 30, 2015 and December 31, 2015.

September 30, 2016 Compared with September 30, 2015

	SEPTEMBER 30 2016	SEPTEMBER 30 2015	Change
Cash and cash equivalents	$483	$484	$(1)
Other net tangible assets	21,977	28,722	(6,745)
Net assets	22,460	29,206	(6,746)
Total debt	(5,250)	(1,326)	(3,924)
Total equity	$17,210	$27,880	$(10,670)
Debt to total capitalization	23%	5%	18%

The $6.7 million decrease in other net tangible assets at September 30, 2016 compared with September 30, 2015 was mainly attributable to an increase in accounts payable due to timing and a reduction in inventory resulting from a decrease in average inventory per store at September 30, 2016.

September 30, 2016 Compared with December 31, 2015

	SEPTEMBER 30 2016	DECEMBER 31 2015	Change
Cash and cash equivalents	$483	$16,314	$(15,831)
Other net tangible assets	21,977	15,436	6,541
Net assets	22,460	31,750	(9,290)
Total debt	(5,250)	—	(5,250)
Total equity	$17,210	$31,750	$(14,540)
Debt to total capitalization	23%	n/m	n/m

Other net tangible assets increased $6.5 million at September 30, 2016 compared with December 31, 2015 primarily as a result of an increase in inventory and a change in intercompany taxes, partially offset by an increase in accounts payable. The increase in inventory and accounts payable was the result of lower inventory levels and purchases at the end of the 2015 holiday-selling season.

OUTLOOK

Changing consumer habits have led to declining consumer traffic to physical retail locations as consumers buy more over the Internet or utilize the Internet for comparison shopping. Financial pressures on middle-market consumers interested in housewares and small appliances have also adversely affected sales trends in these categories over the last few years, while the recent strengthening of the U.S. dollar has adversely affected sales trends at retail locations near the Mexican and Canadian borders, as well as at stores in areas with high international tourism. All of these factors are expected to continue to limit KC's target consumers' spending on housewares and small appliances in the remainder of 2016 and in 2017. Given this market environment, KC has continued to reduce the number of stores and to focus on a smaller core number of Kitchen Collection® outlet stores.

As a result of ongoing market weakness and fewer stores, KC anticipates revenues to decline modestly in the fourth quarter of 2016 and for the 2016 full year compared with the respective 2015 periods. Fourth quarter and full year 2016 results are expected to be comparable to the prior year periods as a result of a lower effective income tax rate. KC believes its smaller core store portfolio is well positioned to allow it to perform at improved operating levels, take advantage of any future market rebound and optimize its operating performance over time. Cash flow before financing activities is expected to be positive in 2016 but substantially lower than 2015. Capital expenditures are expected to be $0.4 million in the fourth quarter of 2016 and $1.5 million for the 2016 full year.

KC's continued focus on increasing the average sale per transaction, the average closure rate and increasing the number of items per transaction through continued refinement of its format and improved customer interactions to enhance customers' store experience is expected to generate comparable store sales growth over time. Additionally, improved product offerings, a focus on sales of higher-margin products, merchandise mix and displays, new store profitability, closure of underperforming stores and optimizing the expense structure is expected to generate improved operating profit over time. As a result of these initiatives, KC expects near breakeven results in 2017, provided customer visits are at expected levels, on lower revenues.

Revenues in 2017 are expected to decrease modestly compared with 2016 as KC continues to prudently close non-performing stores. Cash flow before financing activities is expected to be positive in 2017 but lower than 2016.

NACCO AND OTHER

NACCO and Other includes the parent company operations and Bellaire.

FINANCIAL REVIEW

Operating Results

The results of operations at NACCO and Other were as follows for the nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2016	2015	2016	2015
Revenues	$—	$—	$—	$—
Operating loss	$(1,867)	$(1,142)	$(4,605)	$(3,267)
Other expense	$158	$123	$742	$796
Net loss	$(1,526)	$(774)	$(3,711)	$(2,710)

Third Quarter of 2016 Compared with Third Quarter of 2015 and First Nine Months of 2016 Compared with First Nine Months of 2015

The increase in the operating loss and net loss for both the three and nine months ended September 30, 2016 compared with the 2015 comparable periods was primarily due to higher employee-related expenses partially offset by an increase in management fees charged to the subsidiaries.

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

Following are the parent company management fees included in each subsidiary's selling, general and administrative expenses for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2016	2015	2016	2015
NACoal	$1,786	$950	$4,419	$2,457
HBB	$964	$928	$2,894	$2,905
KC	$70	$67	$210	$202

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

Capital Structure

NACCO's consolidated capital structure is presented below:

	SEPTEMBER 30 2016	DECEMBER 31 2015	Change
Cash and cash equivalents	$44,266	$52,499	$(8,233)
Other net tangible assets	252,240	278,786	(26,546)
Goodwill and intangible assets, net	60,124	63,096	(2,972)
Net assets	356,630	394,381	(37,751)
Total debt	(137,306)	(169,982)	32,676
Bellaire closed mine obligations	(23,016)	(23,261)	245
Total equity	$196,308	$201,138	$(4,830)
Debt to total capitalization	41%	46%	(5)%

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

NACoal: (1) changes in tax laws or regulatory requirements, including changes in mining or power plant emission regulations and health, safety or environmental legislation, (2) changes in costs related to geological conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (3) regulatory actions, changes in mining permit requirements or delays in obtaining mining permits that could affect deliveries to customers, (4) weather conditions, extended power plant outages or other events that would change the level of customers' coal or limerock requirements, (5) weather or equipment problems that could affect deliveries to customers, (6) changes in the power industry that would affect demand for NACoal's reserves, (7) changes in the costs to reclaim NACoal mining areas, (8) costs to pursue and develop new mining opportunities, (9) changes to or termination of a long-term mining contract, or a customer default under a contract, (10) the timing and pricing of transactions to dispose of assets at the Centennial operations, (11) delays or reductions in coal deliveries at NACoal's newer mines, and (12) increased competition, including consolidation within the industry.

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

The fair value of the Company's interest rate swap agreements was a net payable of $1.8 million at September 30, 2016. A hypothetical 10% change in interest rates would not cause a material change in the fair value of the interest rate swap agreements at September 30, 2016 and, assuming no changes in the Company's financial structure as it stands, would not have a material effect on annual interest expense.

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
HBB uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts generally mature within twelve months and require HBB to buy or sell the functional currency in which the applicable subsidiary operates and buy or sell U.S. dollars at rates agreed to at the inception of the contracts. The fair value of these contracts was a net receivable of less than $0.1 million at September 30, 2016.

For purposes of risk analysis, the Company uses sensitivity analyses to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. Assuming a hypothetical 10% weakening of the U.S. dollar compared with other foreign currencies at September 30, 2016, the fair value of foreign currency-sensitive financial instruments, which primarily represent forward foreign currency exchange contracts, would not cause a material change in the fair value of the contracts at September 30, 2016. It is important to note that the change in fair value indicated in this sensitivity analysis would be somewhat offset by changes in the fair value of the underlying receivables and payables, which would not be material.

COMMODITY PRICE RISK
The Company uses certain commodities, including steel and diesel fuel, in the normal course of its mining processes. As such, the cost of operations is subject to variability as the market for these commodities changes. The Company monitors this risk and utilizes forward purchase contracts to manage a portion of NACoal's exposure related to diesel fuel volatility. There have been no material changes in the Company's commodity price risk during the third quarter of 2016.

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

Changes in internal control over financial reporting: During the third quarter of 2016, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
None.

Item 1A    Risk Factors
No material changes to the risk factors for NACoal, HBB, KC or General from the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (1)
Month #1 (July 1 to 31, 2016)	29,041	$57.06	29,041	$44,516,544
Month #2 (August 1 to 31, 2016)	9,725	$57.62	9,725	$43,956,174
Month #3 (September 1 to 30, 2016)	—	—	—	$43,956,174
Total	38,766	$57.20	38,766	$43,956,174

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

Item 3    Defaults Upon Senior Securities
None.

Item 4    Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 filed with this Quarterly Report on Form 10-Q for the period ended September 30, 2016.

Item 5    Other Information
None.

Item 6    Exhibits
Incorporated by reference to the Exhibit Index on page 39 of this Quarterly Report on Form 10-Q for the period ended September 30, 2016.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NACCO Industries, Inc. (Registrant)
Date:	November 1, 2016	/s/ Elizabeth I. Loveman
Elizabeth I. Loveman
Vice President and Controller (principal financial and accounting officer)

Exhibit Index

Exhibit
Number*	Description of Exhibits

10.1	Red Hills Refined Coal Facility; Lignite Sales Agreement/Inventory Letter Agreement dated August 30, 2016**
31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
31(i)(2)	Certification of Elizabeth I. Loveman pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and Elizabeth I. Loveman
95	Mine Safety Disclosure Exhibit
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Numbered in accordance with Item 601 of Regulation S-K.
**    Filed herewith.