Form 10-K
period 2016-12-31
NACCO INDUSTRIES INC
filed 2017-03-01
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
     YES ☐    NO ☑
Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of June 30, 2016 (the last business day of the registrant's most recently completed second fiscal quarter): $231,463,960
Number of shares of Class A Common Stock outstanding at February 24, 2017: 5,259,948
Number of shares of Class B Common Stock outstanding at February 24, 2017: 1,570,915
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2017 annual meeting of stockholders are incorporated herein by reference in Part III of this Form 10-K.

1

NACCO INDUSTRIES, INC.

2

PART I
Item 1. BUSINESS
General
NACCO Industries, Inc. (“NACCO” or the “Company”) is an operating holding company with the following principal businesses: mining, small appliances and specialty retail.
(a)North American Coal. The Company’s wholly owned subsidiary, The North American Coal Corporation and its affiliated companies (collectively, “NACoal”), mine coal primarily for use in power generation and provide value-added services for natural resource companies.
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
NACCO was incorporated as a Delaware corporation in 1986 in connection with the formation of a holding company structure for a predecessor corporation organized in 1913. As of December 31, 2016, the Company and its subsidiaries had approximately 3,600 employees, including approximately 1,700 employees at the Company’s unconsolidated mines.
The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports available, free of charge, through its website, www.nacco.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).
Significant Events
During the fourth quarter of 2016, NACoal began providing mining services to a new customer in Florida under a cost-plus arrangement.

During 2015, Bisti Fuels Company, LLC ("Bisti"), a wholly owned subsidiary of NACoal, entered into a 15-year, cost-plus contract mining agreement with Navajo Transitional Energy Company, LLC ("NTEC"). Under the agreement, Bisti became NTEC's contract miner at NTEC's Navajo Mine, a surface coal mine located within the Navajo Nation near Fruitland, San Juan County, New Mexico on January 1, 2017. Production is anticipated to be between 5.0 million to 6.0 million tons of coal per year when the power plant supplied by Bisti's customer is operating at anticipated levels.

During 2014, NACoal determined that indicators of impairment existed at Centennial Natural Resources, LLC ("Centennial") and, as a result, reviewed Centennial's long-lived assets for impairment. NACoal recorded a non-cash, asset impairment charge of $105.1 million in 2014 for Centennial's long-lived asset group. Centennial ceased active mining operations at the end of 2015. During the third quarter of 2016, the Company's NACoal subsidiary recorded an additional non-cash impairment charge of $17.4 million, reducing the carrying value of coal, land and real estate and assets held for sale at Centennial.

During 2015, HBB began selling Wolf Gourmet® branded products under a licensing agreement with Sub-Zero Group, Inc.

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

On May 10, 2016, the Company's Board of Directors approved a stock repurchase program (the "2016 Stock Repurchase Program"), which provides for the purchase of up to $50 million of the Company's Class A Common Stock outstanding through December 31, 2017. The Company’s previous $60 million stock repurchase program, announced in 2013, was completed in October 2015. As of December 31, 2016, NACCO has repurchased 109,261 of its Class A Common Stock for an aggregate purchase price of approximately $6.0 million during the year ended December 31, 2016.

A. North American Coal
General
NACoal mines coal primarily for use in power generation and provides value-added services for natural resource companies. Coal is surface mined from NACoal's mines in North Dakota, Texas, Mississippi, Louisiana, and as of January 2017, on the Navajo Nation in New Mexico. NACoal provides value-added services such as maintaining and operating draglines for independently owned limerock quarries through its North American Mining ("NAM") division and providing ash hauling services for power plants and other facilities.

NACoal has the following operating coal mining subsidiaries: Bisti, Caddo Creek Resources Company, LLC (“Caddo Creek”), Camino Real Fuels, LLC (“Camino Real”), The Coteau Properties Company (“Coteau”), Coyote Creek Mining Company, LLC (“Coyote Creek”), Demery Resources Company, LLC (“Demery”), The Falkirk Mining Company (“Falkirk”), Liberty Fuels Company, LLC (“Liberty”), Mississippi Lignite Mining Company (“MLMC”) and The Sabine Mining Company (“Sabine”).

Coteau, Coyote, Falkirk, Liberty, MLMC and Sabine supply lignite coal for power generation. Bisti and Camino Real supply sub-bituminous coal for power generation. Caddo Creek and Demery supply lignite coal for the production of activated carbon. Each of these mines are mine-mouth operations that deliver their coal production to adjacent or nearby power plants, synfuels plants or activated carbon processing facilities under long-term supply contracts.

All of the operating coal mining subsidiaries other than MLMC are unconsolidated. The unconsolidated coal mining subsidiaries were formed to develop, construct and/or operate surface coal mines under long-term contracts and are capitalized primarily with debt financing provided by or supported by their respective customers, and without recourse to NACCO and NACoal. The contracts with the customers of the unconsolidated subsidiaries provide for reimbursement to the company at a price based on actual costs plus an agreed pre-tax profit per ton of coal sold or actual costs plus an agreed upon fee per btu of heating value delivered. The fees earned at each mine adjust over time in line with various indices which reflect general U.S. inflation rates.

MLMC is a consolidated entity because NACoal pays all operating costs and provides the capital for the mine. MLMC sells coal to its customer at a contractually agreed upon price which adjusts monthly, primarily based on changes in the level of established indices which reflect general U.S. inflation rates.  MLMC's customer, KMRC RH, LLC until April 30, 2016 and Choctaw Generation Limited Partnership, LLLP subsequent to April 30, 2016, accounted for approximately 69%, 57% and 39% of NACoal's revenues for the years ended December 31, 2016, 2015 and 2014, respectively. Centennial, which ceased coal production in the fourth quarter of 2015, is also a consolidated entity.

NAM provides value-added services for independently owned limerock quarries and is reimbursed by its customers based on actual costs plus a management fee. The financial results for NAM are included in the consolidated mining operations or unconsolidated mining operations based on each entity's structure. NAM's largest customer, Cemex Construction Materials of Florida, LLC ("Cemex"), accounted for approximately 16% of NACoal's revenues for the year ended December 31, 2016.

NACoal also provides coal handling, processing and drying services for a number of customers. For example, NoDak Energy Services, LLC ("NoDak") operates and maintains a coal processing facility for a customer's power plant. North American Coal Royalty Company provides surface and mineral acquisition and lease maintenance services related to the Company's operations.

NACoal's total coal reserves approximate 1.9 billion tons (including the unconsolidated coal mining subsidiaries), with approximately 1.0 billion tons committed to customers pursuant to long-term contracts. At December 31, 2016, NACoal's operating mines consisted both of mines where the reserves were acquired (whether in fee or through leases) and developed by NACoal, as well as mines where reserves are owned or leased by the customers of the mines and developed by NACoal.

Sales, Marketing and Operations
The principal coal customers of NACoal are electric utilities, an independent power provider, producers of activated carbon and a synfuels plant. The total coal severed by mine (in millions of tons) for the three years ended December 31 and the weighted average prices per ton delivered for the three years ended December 31 are as follows:

	2016	2015	2014
Unconsolidated Mines
Coteau	14.1	14.3	14.4
Falkirk	7.2	8.0	8.0
Sabine	4.2	3.6	4.4
Camino Real	1.8	0.6	—
Coyote Creek	1.6	—	—
Other	0.6	0.6	1.0
Consolidated Mines
Mississippi Lignite Mining Company	2.8	3.0	2.9
Centennial Natural Resources	—	0.4	0.9
Total tons severed	32.3	30.5	31.6
Price per ton delivered	$22.14	$23.63	$23.75

The contracts under which certain of the unconsolidated subsidiaries operate provide that, under certain conditions, including default, the customer(s) involved may elect or be obligated to acquire the assets (subject to the liabilities) or the capital stock of the NACoal mining subsidiary for an amount effectively equal to book value. NACoal does not know of any conditions of default that currently exist.
Seasonality
NACoal has experienced limited variability in its results due to the effect of seasonality; however, variations in coal demand can occur as a result of the timing of planned or unplanned outage days at NACoal's customers' facilities. Variations in coal demand can also occur as a result of changes in demand for electricity, which can fluctuate based on changes in weather patterns.

The location, mine type, reserve data, coal quality characteristics, sales tonnage and contract expiration date for the mines operated by NACoal were as follows:

COAL MINING OPERATIONS ON AN “AS RECEIVED” BASIS

		2016						2015
		Proven and Probable Reserves (a)(b)
		Committed Under Contract	Uncommitted	Total	Tons Delivered (Millions)	Owned Reserves (%)	Leased Reserves (%)	Total Committed and Uncommitted (Millions of Tons)	Tons Delivered (Millions)	Contract Expires
Mine/Reserve	Type of Mine	(Millions of Tons)
Unconsolidated Mines
Freedom Mine (c)- The Coteau Properties Company	Surface Lignite	459.5	—	459.5	14.1	3%	97%	480.7	14.4	2022	(d)
Falkirk Mine (c)- The Falkirk Mining Company	Surface Lignite	381.0	—	381.0	7.2	1%	99%	390.4	8.0	2045
South Hallsville No. 1 Mine (c)- The Sabine Mining Company	Surface Lignite	(e)	(e)	(e)	4.2	(e)	(e)	(e)	3.7	2035
Five Forks Mine (c)- Demery Resources Company, LLC	Surface Lignite	(e)	(e)	(e)	0.2	(e)	(e)	(e)	0.2	2030
Marshall Mine (c)- Caddo Creek Resources Company, LLC	Surface Lignite	(e)	(e)	(e)	0.2	(e)	(e)	(e)	0.2	2044
Eagle Pass Mine (c)- Camino Real Fuels, LLC	Surface Sub-bituminous	(e)	(e)	(e)	1.8	(e)	(e)	(e)	0.5	2018
Liberty Mine (c)- Liberty Fuels Company, LLC	Surface Lignite	(e)	(e)	(e)	0.3	(e)	(e)	(e)	(f)	2055	(g)
Coyote Creek Mine (c)- Coyote Creek Mining Company, LLC	Surface Lignite	77.3	—	77.3	1.5	0%	100%	79.0	(h)	2040
Navajo Mine (c)- Bisti Fuels Company	Surface Sub-bituminous	(e)	(e)	(e)	(i)	(e)	(e)	(e)	(i)	2031
Consolidated Mines
Red Hills Mine- Mississippi Lignite Mining Company	Surface Lignite	113.5	115.9	229.4	3.0	33%	67%	232.6	3.2	2032
Centennial Natural Resources	Surface Bituminous	—	57.7	57.7	—	30%	70%	60.3	0.4	(j)
Total Developed		1,031.3	173.6	1,204.9	32.5			1,243.0	30.6
Undeveloped Mines									.
North Dakota		—	243.7	243.7	—		100%	283.2	—
Texas		—	222.5	222.5	—		100%	225.6	—
Eastern (k)		—	28.7	28.7	—		100%	28.7	—
Mississippi		—	187.8	187.8	—		100%	187.8	—
Total Undeveloped		—	682.7	682.7	—			725.3	—
Total Developed/Undeveloped		1,031.3	856.3	1,887.6				1,968.3

					Average Coal Quality (As received)
Mine/Reserve	Type of Mine	Coal Formation or Coal Seam(s)	Average Seam Thickness (feet)	Average Depth (feet)	BTUs/lb	Sulfur (%)	Ash (%)	Moisture (%)
Unconsolidated Mines
Freedom Mine (c)- The Coteau Properties Company	Surface Lignite	Beulah-Zap Seam	18	130	6,700	0.90%	9%	36%
Falkirk Mine (c)- The Falkirk Mining Company	Surface Lignite	Hagel A&B, Tavis Creek Seams	8	90	6,200	0.62%	11%	38%
South Hallsville No. 1 Mine (c)- The Sabine Mining Company	Surface Lignite	(e)	(e)	(e)	(e)	(e)	(e)	(e)
Five Forks Mine (c)- Demery Resources Company, LLC	Surface Lignite	(e)	(e)	(e)	(e)	(e)	(e)	(e)
Marshall Mine (c)- Caddo Creek Resources Company, LLC	Surface Lignite	(e)	(e)	(e)	(e)	(e)	(e)	(e)
Eagle Pass Mine (c)- Camino Real Fuels, LLC	Surface Sub-bituminous	(e)	(e)	(e)	(e)	(e)	(e)	(e)
Liberty Mine (c)- Liberty Fuels Company, LLC	Surface Lignite	(e)	(e)	(e)	(e)	(e)	(e)	(e)
Coyote Creek Mine (c)- Coyote Creek Mining Company, LLC	Surface Lignite	Beulah-Zap Seam	10	95	6,900	0.98%	8%	36%
Navajo Mine (c)- Bisti Fuels Company	Surface Sub-bituminous	(e)	(e)	(e)	(e)	(e)	(e)	(e)
Consolidated Mines
Red Hills Mine- Mississippi Lignite Mining Company	Surface Lignite	C, D, E, F, G, H Seams	3.6	150	5,200	0.60%	14%	43%
Centennial Natural Resources	Surface Bituminous	Black Creek, C1, C2, C3, New Castle, Mary Lee, Jefferson, American, Nickel Plate, Pratt Seams	1.75	178	13,226	2.00%	10%	4%
Undeveloped Mines
North Dakota	—	Fort Union Formation	13	130	6,500	0.8%	8%	38%
Texas	—	Wilcox Formation	5	120	6,800	1.0%	16%	30%
Eastern	—	Freeport & Kittanning Seams	4	400	12,070	3.3%	12%	3%
Mississippi	—	Wilcox Formation	5	130	5,200	0.6%	13%	44%

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

(c)	The contracts for these mines require the customer to cover the cost of the ongoing replacement and upkeep of the plant and equipment of the mine.

(d)	Although the term of the existing coal sales agreement terminates in 2022, the term may be extended for three additional periods of five years, or until 2037, at the option of Coteau.

(e)	The reserves are owned and controlled by the customer and, therefore, have not been listed in the table.

(f)	The contract for development of this mine was executed during 2010, and no deliveries occurred during 2015.

(g)	The term of this contract is 40 years, commencing on the date of commercial deliveries, which is anticipated to occur during 2017.

(h)	The contract for development of this mine was executed during 2012, and no sales occurred during 2015.

(i)	The contract for operation of this mine was executed during 2015, and no sales occurred during 2016 or 2015.

(j)	The majority of the coal produced was sold to a single customer under contract through the third quarter of 2015.

(k)
The proven and probable reserves included in the table do not include coal that is leased to others. NACoal had 100.0 million tons and 105.2 million tons in 2016 and 2015, respectively, of Eastern Undeveloped Mines with leased coal committed under contract.

NORTH AMERICAN COAL CORPORATION

Locations of Operations

The Falkirk Mining Company
Coyote Creek Mining Company
NoDak Energy Services, L.L.C.
The Coteau Properties Company
The Sabine Mining Company
Caddo Creek Resource Company
Bisti Fuels Company
Mississippi Lignite Mining Company
Centennial Natural Resources
NORTH AMERICAN COAL CORPORATION
Corporate Office
Liberty Fuels Company
North American Mining
Camino Real Fuels
Demery Resources Company

Unconsolidated Mines
Freedom Mine — The Coteau Properties Company
The Freedom Mine generally produces between 13 million and 15 million tons of lignite coal annually. The mine started delivering coal in 1983. All production from the mine is sold to Dakota Coal Company, a wholly owned subsidiary of Basin Electric Power Cooperative. Dakota Coal Company then sells the coal to the Great Plains Synfuels Plant, Antelope Valley Station and Leland Olds Station, all of which are operated by affiliates of Basin Electric Power Cooperative.
The Freedom Mine, operated by Coteau, is located approximately 90 miles northwest of Bismarck, North Dakota. The main entrance to the Freedom Mine is accessed by means of a paved road and is located on County Road 15. Coteau holds 276 leases granting the right to mine approximately 33,269 acres of coal interests and the right to utilize approximately 22,486 acres of surface interests. In addition, Coteau owns in fee 32,263 acres of surface interests and 4,107 acres of coal interests. Substantially all of the leases held by Coteau were acquired in the early 1970s and have been replaced with new leases or have lease terms for a period sufficient to meet Coteau’s contractual production requirements.
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
Falkirk Mine — The Falkirk Mining Company
The Falkirk Mine generally produces between 7 million and 9 million tons of lignite coal annually primarily for the Coal Creek Station, an electric power generating station owned by Great River Energy. The mine started delivering coal in 1978. Commencing in the second half of 2014, Falkirk began delivering coal to Spiritwood Station, another electric power generating station owned by Great River Energy. Annual deliveries to Spiritwood Station are anticipated to average between 300,000 and 500,000 tons.
The Falkirk Mine, operated by Falkirk, is located approximately 50 miles north of Bismarck, North Dakota on a paved access road off U.S. Highway 83. Falkirk holds 280 leases granting the right to mine approximately 44,917 acres of coal interests and the right to utilize approximately 24,389 acres of surface interests. In addition, Falkirk owns in fee 40,030 acres of surface interests and 1,270 acres of coal interests. Substantially all of the leases held by Falkirk were acquired in the early 1970s with initial terms that have been further extended by the continuation of mining operations.
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
South Hallsville No. 1 Mine — The Sabine Mining Company
The South Hallsville No. 1 Mine generally produces between 3 million and 5 million tons of lignite coal annually when Southwestern Electric Power Company’s Henry W. Pirkey Plant is operating at anticipated levels. The mine started delivering coal in 1985.
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
Five Forks Mine — Demery Resources Company, LLC
The Five Forks Mine, operated by Demery, is located approximately three miles north of Creston, Louisiana on State Highway 153. Access to the Five Forks Mine is by means of a paved road. Demery commenced delivering coal to its customer in 2012.

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
Eagle Pass Mine — Camino Real Fuels, LLC

The Eagle Pass Mine, operated by Camino Real, began delivering coal in 2015 to Camino Real's customer, Dos Republicas Coal Partnership. The Eagle Pass Mine produces between 1 million and 3 million tons of sub-bituminous coal annually when operating at anticipated levels.

Eagle Pass Mine is located approximately six miles north of Eagle Pass, Texas on State Highway 1588. Access to the Eagle Pass Mine is by means of a paved road. Camino Real has no title, claim, lease or option to acquire any of the reserves at the Eagle Pass Mine. Dos Republicas Coal Partnership controls all of the reserves within the Eagle Pass Mine.
Liberty Mine — Liberty Fuels Company, LLC

Liberty began delivering coal to Mississippi Power Company in July 2016 for facility testing and commissioning. Production levels at Liberty are expected to increase gradually and to build to full production of approximately 4.5 million tons of coal annually, although the pace of future deliveries will be affected by the timing of the Kemper County Energy Facility reaching full operating capacity.

The Liberty Mine is located approximately 20 miles north of Meridian, Mississippi off State Highway 493. Liberty has no title, claim, lease or option to acquire any of the reserves at the Liberty Mine. Mississippi Power Company controls all of the reserves within the Liberty Mine.
Coyote Creek Mine - Coyote Creek Mining Company, LLC

In the second quarter of 2016, the Coyote Creek Mine began delivering coal to the Coyote Station owned by Otter Tail Power Company, Northern Municipal Power Agency, Montana-Dakota Utilities Company and Northwestern Corporation. The Coyote Creek Mine generally produces approximately 2.0 million to 2.5 million tons of lignite coal annually when Coyote Station is operating at anticipated levels.

The Coyote Creek Mine is located approximately 70 miles northwest of Bismarck, North Dakota. The main entrance to the Coyote Creek Mine is accessed by means of a four-mile paved road extending west off of State Highway 49. Coyote Creek holds a sublease to 85 leases granting the right to mine approximately 7,809 acres of coal interests and the right to utilize approximately 15,168 acres of surface interests. In addition, Coyote Creek Mine owns in fee 160 acres of surface interests and has four easements to conduct coal mining operations on approximately 352 acres.

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
Navajo Mine - Bisti Fuels Company, LLC

In January 2017, Bisti became the contract miner at Navajo Transitional Energy Company's existing mine and anticipates making annual coal deliveries of between 5.0 million to 6.0 million tons when the Four Corners Generating Station supplied by Bisti is operating at anticipated levels.

The Navajo Mine, operated by Bisti, is located approximately 25 miles southwest of Farmington, New Mexico, off Indian Service Road 3005, and is on the Navajo Nation. Access to the Navajo Mine is by means of a paved road. Bisti has no title, claim, lease or option to acquire any of the reserves at Navajo Mine. The Navajo Nation controls all of the reserves within the Navajo Mine.
Consolidated Mines
Red Hills Mine — Mississippi Lignite Mining Company
The Red Hills Mine started delivering coal in 2000. The Red Hills Mine generally produces approximately 3 million to 4 million tons of lignite coal annually when its customer's Red Hills Power Plant is operating at anticipated levels.
The Red Hills Mine, operated by MLMC, is located approximately 120 miles northeast of Jackson, Mississippi. The entrance to the mine is by means of a paved road located approximately one mile west of Highway 9. MLMC owns in fee approximately 4,590 acres of surface interest and 2,979 acres of coal interests. MLMC holds leases granting the right to mine approximately 7,245 acres of coal interests and the right to utilize approximately 6,462 acres of surface interests. MLMC holds subleases under which it has the right to mine approximately 308 acres of coal interests. The majority of the leases held by MLMC were originally acquired during the mid-1970s to the early 1980s with terms extending 50 years, many of which can be further extended by the continuation of mining operations.
The lignite deposits of the Gulf Coast are found primarily in a narrow band of strata that outcrops/subcrops along the margin of the Mississippi Embayment. The potentially exploitable tertiary lignites in Mississippi are found in the Wilcox Group. The outcropping Wilcox is composed predominately of non-marine sediments deposited on a broad flat plain.
Centennial Natural Resources
Centennial ceased active mining operations at the end of 2015. Centennial's mines are located about 12 miles east and southeast of the city of Jasper in Walker County, Alabama, about 20 miles southeast of the city of Jasper in Jefferson County, Alabama, and about 15 miles northwest of the City of Jasper in Winston County, Alabama. The main entrances to the Walker County, Alabama mines are accessed by means of a half-mile graveled road extending south off Sipsey Road and a half-mile graveled road extending west off Cordova Gorgas Road. The main entrance to the Jefferson County, Alabama mine is accessed by means of a three-mile paved section of Porter Road extending south off Snowville - Brent Road. The main entrance to the Winston County, Alabama mine is accessed by means of a quarter-mile gravel road extending west off County Road 21. The reserves within the Centennial mines are controlled by Centennial.
Centennial and its affiliate, North American Coal Royalty Company, own in fee approximately 5,602 acres of coal interests and approximately 2,523 acres of surface interests in Alabama. Centennial holds leases in Alabama granting the right to mine approximately 14,932 acres of coal interests and the right to utilize approximately 18,783 acres of surface interests. The majority of the leases held by Centennial were originally acquired between 2000 and 2012 with terms that can be extended by the continuation of mining and reclamation.
Structurally, the reserves for the Centennial mines are located within the Black Warrior Coal Basin. The strata that underlies and outcrops in this region is of the Pottsville Formation of the Pennsylvanian Age. The Black Warrior Basin is the southernmost of a series of Pennsylvanian basins of the Appalachian Plateau. The Pottsville Formation in this area consists of thin to thick bedded sandstones, siltstones, shales, clays and coal seams. This sequence of clastic sediments is representative of a deltaic depositional environment. Structurally, the Black Warrior Basin is formed by a large gentle syncline that extends from north-central Mississippi in the west to north-central Alabama in the east. The syncline is tilted southwestward with a regional dip of 30 to 200 feet per mile. Toward the interior of the Black Warrior Basin, the regional southwest dip of Pottsville strata is modified by a series of three synclines and two anticlines. Of these, the major structural areas are the Warrior and Coalburg synclines, and the Sequatchie anticline. The fold axes are parallel to the Appalachian system in a northeast-southwest direction and plunge to the southwest with the regional dip.

North American Mining Operations
NAM maintains and operates draglines to mine limerock at the following quarries in Florida pursuant to mining services agreements with the quarry owners:

Quarry Name	Location	Quarry Owner	Year NACoal Started Dragline Operations
White Rock Quarry — North	Miami	WRQ	1995
Krome Quarry	Miami	Cemex	2003
Alico Quarry	Ft. Myers	Cemex	2004
FEC Quarry	Miami	Cemex	2005
White Rock Quarry — South	Miami	WRQ	2005
SCL Quarry	Miami	Cemex	2006
Central State Aggregates Quarry	Zephyrhills	McDonald Group	2016
Mid Coast Aggregates Quarry	Sumter County	McDonald Group	2016
West Florida Aggregates Quarry	Hernando County	McDonald Group	2016
St. Catherine Quarry	Sumter County	Cemex	2016
Center Hill Quarry	Sumter County	Cemex	2016
Inglis Quarry	Crystal River	Cemex	2016

White Rock Quarries ("WRQ"), Cemex and McDonald Group control all of the limerock reserves within their respective quarries.
Access to the White Rock Quarry is by means of a paved road from 122nd Avenue and access to the Krome Quarry is by means of a paved road from Krome Avenue. Access to the FEC Quarry is by means of a paved road from NW 118th Avenue and access to the Alico Quarry is by means of a paved road from Alico Road. Access to the SCL Quarry is by means of a paved road from NW 137th Avenue.
Access to the Central State Aggregates Quarry is by means of a paved road from Yonkers Boulevard and access to the Mid Coast Aggregates Quarry is by means of a paved road from State Road 50. Access to the West Florida Quarry is by means of a paved road from Cortez Boulevard and access to the St. Catherine Quarry is by means of a paved road from County Road 673. Access to the Center Hill Quarry is by means of a paved road from West Kings Highway and access to the Inglis Quarry is by means of a paved road from Highway 19 South.
NAM has no title, claim, lease or option to acquire any of the reserves at any of the limerock quarries where it provides mining services.
North American Coal Royalty Company
No operating mines currently exist on the undeveloped reserves in Alabama, Mississippi, North Dakota, Ohio and Texas. North American Coal Royalty Company receives certain royalty payments from third parties for production or advance royalty payments for oil and gas, as well as for coal reserves located in Alabama, Louisiana, Mississippi, North Dakota, Ohio, Pennsylvania and Texas.
General Information about the Mines
Leases. The leases held by Coteau, Coyote Creek, Falkirk and MLMC have a variety of continuation provisions, but generally permit the leases to be continued beyond their fixed terms. Centennial holds the mining rights to the reserves within its mines through fee ownership, and leases and licenses from the coal and surface owners. NACoal expects coal will be available to meet customers' future production requirements utilizing land and reserves that are currently owned or leased or accessible through ownership acquisition or new leases.
Previous Operators. There were no previous operators of the Freedom Mine, Falkirk Mine, South Hallsville No. 1 Mine, Five Forks Mine, Marshall Mine, Eagle Pass Mine, Liberty Mine, Coyote Creek Mine or Red Hills Mine. In January 2017, Bisti became the operator of NTEC's Navajo Mine, which was previously operated by a third party.

Exploration and Development. All mines are well past the exploration stage. With the exception of Centennial, which ceased production as of December 31, 2015, additional pit development is under way at each mine. Drilling programs are routinely conducted for the purpose of refining guidance related to ongoing operations. For example, at the Red Hills Mine, the lignite coal reserve has been defined by a drilling program that is designed to provide 500-foot spaced drill holes for areas anticipated to be mined within six years of the current pit. Drilling beyond the six-year horizon ranges from 1,000 to 2,000-foot centers. Drilling is conducted annually to stay current with the advance of mining operations. Geological evaluation is in process at all operating locations.
Facilities and Equipment. The facilities and equipment for each of the mines are maintained to allow for safe and efficient operation. The equipment is well maintained, in good physical condition and is either updated or replaced periodically with newer models or upgrades available to keep up with modern technology. As equipment wears out, the mines evaluate what replacement option will be the most cost-efficient, including the evaluation of both new and used equipment, and proceed with that replacement. The majority of electrical power for the draglines, shovels, coal crushers, coal conveyors and facilities generally is provided by the power generation customer for the applicable mine. Electrical power for the Sabine facilities is provided by Upshur Rural Electric Co-op. Electrical power for the Sabine draglines is provided by the Pirkey Power Plant. The remainder of the equipment generally is powered by diesel fuel or gasoline.

The total cost of the property, plant and equipment, net of applicable accumulated amortization, depreciation and impairment as of December 31, 2016 is set forth in the chart below:

Mine	Total Historical Cost of Mine Property, Plant and Equipment (excluding Coal Land, Real Estate and Construction in Progress), Net of Applicable Accumulated Amortization, Depreciation and Impairment
(in millions)
Unconsolidated Mining Operations
Freedom Mine — The Coteau Properties Company	$199.2
Falkirk Mine — The Falkirk Mining Company	$87.5
South Hallsville No. 1 Mine — The Sabine Mining Company	$162.5
Five Forks Mine — Demery Resources Company, LLC	$—
Marshall Mine — Caddo Creek Resources Company, LLC	$—
Eagle Pass Mine — Camino Real Fuels, LLC	$—
Liberty Mine — Liberty Fuels Company, LLC	$17.0
Coyote Creek Mine — Coyote Creek Mining Company, LLC	$177.2
Navajo Mine — Bisti Fuels Company, LLC	$—
North American Mining Operations	$—
Consolidated Mining Operations
Red Hills Mine — Mississippi Lignite Mining Company	$60.6
Centennial (a)	$0.1
North American Mining Operations	$3.0
(a) Does not include Centennial's remaining mine machinery and equipment that is included in "Assets held for sale" on the Consolidated Balance Sheet at December 31, 2016. See Note 3 to the Consolidated Financial Statements for further discussion of assets held for sale.
Predominantly all of Bisti, Caddo Creek, Camino Real, Demery and Liberty's machinery and equipment is owned by NACoal’s customers. A substantial portion of MLMC’s machinery, trucks and equipment is rented under operating leases and a dragline currently in Alabama is under a capital lease. All other draglines were purchased used and have been or are expected to be updated with much of the latest technology.

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

States are required to submit to the EPA revisions to their state implementation plans ("SIPs") that demonstrate the manner in which the states will attain national ambient air quality standards ("NAAQS") every time a NAAQS is issued or revised by the EPA. The EPA has adopted NAAQS for several pollutants, which continue to be reviewed periodically for revisions. When the EPA adopts new, more stringent NAAQS for a pollutant, some states have to change their existing SIPs. If a state fails to revise its SIP and obtain EPA approval, the EPA may adopt regulations to effect the revision. Coal mining operations and coal-fired power plants that emit particulate matter or other specified material are, therefore, affected by changes in the SIPs. Through this process over the last few years, the EPA has reduced the NAAQS for particulate matter, ozone, and nitrogen oxides. NACoal’s coal mining operations and power generation customers may be directly affected when the revisions to the SIPs are made and incorporate new NAAQS for sulfur dioxide, nitrogen oxides, ozone and particulate matter. In response to a court remand of earlier rules to control the regional dispersion of sulfur dioxide and nitrogen oxides from coal-fired power plants and their impacts of downwind NAAQS areas, in mid-2011, the EPA finalized the Cross-State Air Pollution Rule ("CSAPR") to address interstate transport of pollutants. This affects states in the eastern half of the U.S. and Texas. This rule imposes additional emission restrictions on coal-fired power plants to attain ozone and fine particulate NAAQS. On August 21, 2012, the U.S. Court of Appeals struck down the CSAPR rule, effectively eliminating the new additional emission restrictions. The EPA subsequently appealed to the U.S. Supreme Court, which overturned the lower court ruling on April 29, 2014. The EPA began implementation of the rule January 1, 2015, when Phase I emission reductions in sulfur dioxide and nitrogen dioxide became effective. Phase II reductions became effective on January 1, 2017. On October 26, 2016, the EPA finalized an update to the CSAPR, which included additional reductions in nitrogen oxide emissions. Some questions regarding the rule remain unresolved and additional litigation is pending.

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

The EPA promulgated a regional haze program designed to protect and to improve visibility at and around Class I Areas, which are generally National Parks, National Wilderness Areas and International Parks. This program may restrict the construction of new coal-fired power plants, the operation of which may impair visibility at and around the Class I Areas. Additionally, the program requires certain existing coal-fired power plants to install additional control measures designed to limit haze-causing emissions, such as sulfur dioxide, nitrogen oxide and particulate matter. States were required to submit Regional Haze SIPs to the EPA by December 2007; however, many states did not meet that deadline. The EPA and the States are currently in litigation to resolve questions regarding the stringency and timing of SIPs.

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

Under the CAA, the EPA also adopts national emission standards for hazardous air pollutants. In December 2011, the EPA adopted a final rule called the Mercury and Air Toxics Standard (“MATS”), which applies to new and existing coal-fired and oil-fired units. This rule requires mercury emission reductions in fine particulates, which are being regulated as a surrogate for certain metals. In Michigan vs. Environmental Protection Agency, the U.S. Circuit Court of Appeals for the District of Columbia affirmed MATS, and that ruling was appealed. On June 29, 2015, the U.S. Supreme Court remanded the rule back to the Circuit Court, directing it to address deficiencies in the EPA’s MATS cost-benefit analysis. The Circuit Court directed the EPA to re-evaluate costs and benefits associated with the rule. On April 25, 2016, the EPA published a final supplemental finding that consideration of costs does not alter the agency's original conclusion to regulate mercury and other air toxics through this rule.

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

The EPA has begun to establish a GHG regulation program under the CAA by issuing a finding that the emission of six GHGs, including carbon dioxide and methane, may reasonably be anticipated to endanger public health and welfare. On June 26, 2012, the U.S. Court of Appeals - DC Circuit upheld this finding. Based on this finding, in 2012 the EPA published a New Source Performance Standard for greenhouse gases, emitted from future new power plants. This was withdrawn and subsequently reissued in January 2014. On June 2, 2014, the EPA proposed new regulations limiting carbon dioxide emissions from existing power plants. On June 18, 2014, the EPA also issued a proposed carbon dioxide emission regulation for reconstructed and modified power plants, which addresses carbon dioxide emissions limits for power plants subsequent to modification. On August 3, 2015, President Obama and the EPA announced the CPP, which includes final emission guidelines for states to follow in developing plans to reduce GHG emissions from existing fossil fuel-fired electric generating units ("EGUs") as well as limits on GHG emission rates for new, modified and reconstructed EGUs. Under the CPP, nationwide carbon dioxide emissions would be reduced by 32% from 2005 levels by 2030 with emissions reductions scheduled to be phased in between 2022 and 2030. On February 9, 2016, the U.S. Supreme Court granted a stay of the CPP pending resolution of litigation challenging the CPP. This includes a stay on EPA requirements that states submit SIPs describing plans for restricting carbon dioxide emissions in each state. Litigation is currently ongoing. Enactment of laws and passage of regulations regarding GHG emissions by the U.S. or some of its states or other actions to limit carbon dioxide emissions, such as opposition by environmental groups to expansion or modification of coal-fired power plants, could result in electric generators reducing generation or closing coal-fired power plants and/or switching from coal to other fuel sources and could have a materially adverse effect on NACoal’s business, financial condition and results of operations.

The U.S. has not implemented the 1992 Framework Convention on Global Climate Change (“Kyoto Protocol”), which became effective for many countries on February 16, 2005. The Kyoto Protocol was intended to limit or reduce emissions of GHGs. The U.S. has not ratified the emission targets of the Kyoto Protocol or any other GHG agreement. Because the first Protocol commitment period ended in 2012, an amendment to extend the Kyoto Protocol was adopted in Doha, Qatar on December 8, 2012. The U.S. is not a signatory to the amendment. Even though the U.S. has not accepted these international GHG limiting treaties or enacted domestic legislation to control GHGs, numerous lawsuits and regulatory actions have been undertaken by states and environmental groups to try to force controls on the emission of carbon dioxide; or to prevent the construction of new coal-fired power plants. On November 11, 2014, President Obama and Chinese President Xi Jinping jointly announced each nation's intentions to limit GHG emissions. These were non-binding statements of intent. As a successor to the Kyoto Protocol, on December 12, 2015, international negotiators finalized the Paris Agreement under the United Nations Framework Convention on Climate Change (“Paris Agreement”). Unlike the Kyoto Protocol, the Paris Agreement has no binding GHG reduction mandates on signatories. Participating countries only submit a description of their intended GHG reductions, and provide periodic progress updates, with no penalties for not meeting their self-imposed targets. The Paris Agreement also includes language stating that developed countries will provide financial assistance to help developing countries meet their GHG targets and adapt to climate change, but there are no mandated contributions. Because this agreement has no legally binding GHG reduction requirements, President Obama believed it did not constitute a treaty requiring Senate ratification. He signed this as a sole executive agreement on September 3, 2016. The implementation of the Paris Agreement, or other international agreements, the regulations promulgated to date by the EPA with respect to GHG emissions or the adoption of new legislation or regulations to control GHG emissions, could have a materially adverse effect on the Company’s business, financial condition and results of operations.

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

Bellaire Corporation, a wholly owned non-operating subsidiary of the Company (“Bellaire”), is treating mine water drainage from coal refuse piles associated with two former underground coal mines in Ohio and one former underground coal mine in Pennsylvania, and is treating mine water from a former underground coal mine in Pennsylvania. Bellaire anticipates that it will need to continue these activities indefinitely and has accrued a liability of $16.2 million as of December 31, 2016 related to these treatment operations.

In connection with Bellaire's normal permit renewal with the Pennsylvania Department of Environmental Protection ("DEP"), Bellaire was notified during 2004 that in order to obtain renewal of the permit Bellaire would be required to establish a mine water treatment trust (the "Trust"). On October 1, 2010, Bellaire executed a Post-Mining Treatment Trust Consent Order and Agreement with the DEP which established the Trust to provide a financial assurance mechanism to assure the long-term treatment of post-mining discharges. Bellaire funded the Trust with $5.0 million. See Note 7 and Note 10 for further information on the Trust.
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

Competition
The coal industry competes with other sources of energy, particularly oil, gas, hydro-electric power and nuclear power. In addition, it competes with subsidized green sources of energy, such as biofuels, wind and solar. Among the factors that affect competition are the price and availability of oil and natural gas, environmental and related political considerations, the time and expenditures required to develop new energy sources, the cost of transportation, the cost of compliance with governmental regulations and the impact of federal and state energy policies. The ability of NACoal to market and develop its reserves will depend upon the interaction of these factors.
Based on industry information, NACoal believes it was one of the ten largest coal producers in the U.S. in 2016 based on total coal tons produced.
Employees
As of December 31, 2016, NACoal had approximately 2,000 employees, including approximately 1,700 employees at the unconsolidated mines. None of NACoal’s employees were unionized as of December 31, 2016. NACoal believes its current labor relations with employees are satisfactory.

B. Hamilton Beach Brands
General
HBB is a leading designer, marketer and distributor of small electric household and specialty housewares appliances, as well as commercial products for restaurants, bars and hotels. HBB’s products are marketed primarily to retail merchants and wholesale distributors.
Sales and Marketing
HBB designs, markets and distributes a wide range of small electric household and specialty housewares appliances, including, but not limited to, blenders, can openers, coffeemakers, food processors, indoor electric grills, irons, mixers, slow cookers, toasters and toaster ovens. In addition, HBB designs, markets and distributes commercial products for restaurants, bars and hotels. HBB generally markets its “better” and “best” products under the Hamilton Beach® brand and uses the Proctor Silex® brand for the “good” and opening price point products. HBB successfully entered the "only-the-best" market with a licensing agreement to sell a line of counter top appliances and kitchen tools under the Wolf Gourmet® brand as well as the introduction of the Hamilton Beach® Professional brand. As a result of the 2014 Weston Brands acquisition, HBB now markets a range of game and garden food processing equipment including, but not limited to, meat grinders, bag sealers, dehydrators and meat slicers under the Weston® brand as well as several private label brands. HBB supplies additional private label products on a limited basis throughout North America. HBB continues to pursue other opportunities to create or add product lines and new brands that can be distributed in high-end or specialty stores and on the Internet.
HBB markets its retail products primarily in North America, but also sells products in South America, Asia and other selected markets. HBB commercial products are sold worldwide. Retail sales in North America are generated predominantly by a network of inside sales employees to mass merchandisers, e-commerce retailers, national department stores, variety store chains, drug store chains, specialty home retailers, distributors and other retail outlets. Wal-Mart accounted for approximately 32%, 32% and 33% of HBB’s revenues in 2016, 2015 and 2014, respectively. Amazon accounted for approximately 10% of HBB's revenues in 2016. HBB’s five largest customers accounted for approximately 54%, 52% and 56% of HBB’s revenues for the years ended December 31, 2016, 2015 and 2014, respectively. The loss of or significant reduction in sales to any key customer could result in significant decreases in HBB’s revenues and profitability and its ability to sustain or grow its business.
Sales promotion activities are primarily focused on cooperative advertising. In addition, HBB promotes certain of its innovative products through the use of television, internet and print advertising. HBB also licenses certain of its trademarks to various licensees primarily for use with microwaves, compact refrigerators, cookware, kitchen tools and gadgets and full-size household vacuums.
Because of the seasonal nature of the markets for small electric appliances, HBB’s management believes backlog is not a meaningful indicator of performance and is not a significant indicator of annual sales. Backlog represents customer orders, which may be cancelled at any time prior to shipment. Backlog for HBB was approximately $14.1 million and $16.0 million at December 31, 2016 and 2015, respectively.
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
Patents, Trademarks, Copyrights and Licenses
HBB holds patents and trademarks registered in the U.S. and foreign countries for various products. HBB believes its business is not dependent upon any individual patent, copyright or license, but that the Hamilton Beach®, Proctor Silex® and Weston® trademarks are material to its business.
Product Design and Development
HBB spent $9.7 million, $9.6 million and $9.6 million in 2016, 2015 and 2014, respectively, on product design and development activities.
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
During 2016, HBB purchased 98% of its finished products from suppliers in China. HBB purchases its inventory from approximately 45 suppliers, two of which represented more than 10% of purchases during the year ended December 31, 2016. HBB believes the loss of any one supplier would not have a long-term material adverse effect on its business because there are adequate supplier choices available that can meet HBB’s production and quality requirements. However, the loss of a supplier could, in the short term, adversely affect HBB’s business until alternative supply arrangements are secured.
The principal raw materials used by HBB’s third-party suppliers to manufacture its products are plastic, glass, steel, copper, aluminum and packaging materials. HBB believes adequate quantities of raw materials are available from various suppliers.
Competition
The small electric household appliance industry does not have substantial entry barriers. As a result, HBB competes with many small manufacturers and distributors of housewares products. Based on publicly available information about the industry, HBB believes it is one of the largest full-line distributors and marketers of small electric household and specialty housewares appliances in North America based on key product categories.
Besides North America, HBB also competes to a lesser degree in Europe through its commercial product lines, and in South America and China. The competition in these geographic markets is more fragmented than in North America, and HBB is not yet a significant participant in these markets.
As brick and mortar retailers generally purchase a limited selection of small electric appliances, HBB competes with other suppliers for retail shelf space. In the e-commerce channel, HBB must compete with a broad list of competitors. HBB conducts consumer advertising for the Hamilton Beach® brand and the Weston® brand. HBB believes the principal areas of competition with respect to its products are product design and innovation, quality, price, product features, supply chain excellence, merchandising, promotion and warranty.
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
Employees
As of December 31, 2016, HBB’s work force consisted of approximately 600 employees, none of whom are represented by unions except 16 hourly employees at HBB’s Picton, Ontario distribution facility. These employees are represented by an employee association which performs a consultative role on employment matters. None of HBB’s U.S. employees are unionized. HBB believes its current labor relations with both union and non-union employees are satisfactory.
C. Kitchen Collection
General
KC is a national specialty retailer of kitchenware in outlet and traditional malls throughout the United States.
Sales and Marketing
KC operated 223 retail stores as of December 31, 2016 under the Kitchen Collection® store name in outlet and traditional malls throughout the United States. The stores sell kitchenware from a number of highly recognizable name-brands, including Hamilton Beach® and Proctor Silex®.
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
Product Sourcing and Distribution
KC purchases all inventory centrally, which allows it to take advantage of volume purchase discounts and monitor controls over inventory and product mix. KC purchases its inventory from approximately 218 suppliers, one of which represented approximately 23% of purchases during the year ended December 31, 2016. No other supplier represents more than 10% of purchases. KC believes that the loss of any one supplier would not have a long-term material adverse effect on its business because there are adequate supplier choices available that can meet KC’s requirements. However, the loss of a supplier could, in the short term, adversely affect KC’s business until alternative supply arrangements are secured.
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

Employees
As of December 31, 2016, KC’s work force consisted of approximately 1,000 employees. None of KC’s employees are unionized. KC believes its current labor relations with employees are satisfactory.
Item 1A. RISK FACTORS
North American Coal
Termination of or default under long-term mining contracts could materially reduce the Company's profitability.
Substantially all of NACoal's profits are derived from long-term mining contracts. The contracts for certain of NACoal's unconsolidated mines permit or obligate the customer under some conditions to acquire the assets or stock of the NACoal subsidiary for an amount roughly equal to book value. If any of NACoal's long-term mining contracts were terminated or if any of its customers were to default under material contracts, profitability could be materially reduced to the extent that NACoal is unable to find alternative customers at the same level of profitability.
NACoal's unconsolidated mines are subject to risks created by changes in customer demand, inflationary adjustments and tax changes.
The contracts with the unconsolidated mines’ customers provide for reimbursement to the Company at a price based on actual costs plus an agreed upon level of compensation for the Company. This compensation is an agreed upon pre-tax profit per ton of coal sold or actual costs plus an agreed upon fee per btu of heating value sold or a management fee. During the production stage, the unconsolidated mines' customers pay the Company its agreed upon compensation only for the coal delivered to them for consumption or use. As a result, reduced coal usage by customers for any reason, including, but not limited to, fluctuations in demand due to unanticipated weather conditions, scheduled and unscheduled outages at NACoal's customers' facilities, economic conditions or governmental regulations or comparable policies which may promote dispatch of power generated by renewables, such as wind or solar, ahead of coal, could have a material adverse effect on the Company's results of operations. Because of the contractual price formulas for the sale of coal and mining services by these unconsolidated mines, the profitability of these operations is also subject to fluctuations in inflationary adjustments (or lack thereof) that can impact the agreed upon compensation paid for the coal and taxes applicable to NACoal's income on that coal. In addition, any changes in tax laws that eliminate benefits for percentage depletion would have a material adverse effect on the Company. These factors could materially reduce NACoal's profitability.
NACoal’s consolidated mining operations are subject to risks created by its capital investment in MLMC and NAM, the costs of mining and equipment costs, growing use of alternative generation that competes with coal fired generation, in addition to risks created by changes in customer demand, inflationary adjustments and tax changes.
The consolidated mining operations are comprised of MLMC, certain dragline mining services in Florida, royalties from mineral leases to other mining and oil and gas companies and other activities. The profitability of these consolidated mining operations is subject to the risk of loss of investment in these operations, changes in demand from customers, as well as increases in the cost of mining the coal and growing competition from alternative generation that competes with coal-fired generation. At MLMC, the costs of mining operations are not reimbursed by MLMC's customer. As such, increased costs at MLMC could materially reduce NACoal's profitability. In addition, MLMC sells lignite at contractually agreed upon coal prices which are subject to changes in the level of established indices over time. The price of diesel fuel is heavily-weighted among these indices. As such, a substantial decline in diesel prices could materially reduce NACoal's profitability, as the decline in revenue will only be partially offset by the effect of lower diesel prices on production costs.
NACoal's operations are subject to changes in customer demand for any reason, including, but not limited to, fluctuations in demand due to unanticipated weather conditions, the emergence of unidentified adverse mining conditions, availability of alternative fuels such as natural gas at reduced prices making coal-fueled generation less competitive with natural gas-fueled generation, regulations or comparable policies which may promote dispatch of power generated by renewables such as wind or solar ahead of coal, planned and unplanned outages at NACoal's customers' facilities, economic conditions, including economic conditions that adversely affect the demand for coal and limerock, governmental regulations, inflationary adjustments and tax risks. In addition, any changes in tax laws that eliminate benefits for percentage depletion or eliminate the expensing of exploration and development costs could have a material adverse effect on NACoal's profitability.
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
Government regulations could impose costly requirements on NACoal and its customers.
The coal mining industry and the electric generation industry are subject to extensive regulation by federal, state and local authorities on matters concerning the health and safety of employees, land use, permit and licensing requirements, air and water quality standards, plant and wildlife protection, reclamation and restoration of mining properties after mining, the discharge of GHGs and other materials into the environment, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability. Legislation mandating certain benefits for current and retired coal miners also affects the industry. Mining operations require numerous governmental permits and approvals. NACoal is required to prepare and present to federal, state or local authorities data pertaining to the impact the production and combustion of coal may have upon the environment. The public, including non-governmental organizations, opposition groups and individuals, have statutory rights to comment upon and submit objections to requested permits and approvals. Compliance with these requirements is costly and time-consuming and may delay commencement or continuation of development or production. New legislation and/or regulations and orders may materially adversely affect NACoal's mining operations or its cost structure, or its customers. All of these factors could significantly reduce the Company's profitability. See “Item 1. Business — A. North American Coal — Government Regulation" on page 12 in this Form 10-K for further discussion.
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

The process of burning coal can cause many compounds and impurities in the coal to be released into the air, including carbon dioxide, sulfur dioxide, nitrogen oxides, mercury, particulates and other matter. The CAA, CPP and the corresponding state laws that extensively regulate the emissions of materials into the air affect coal mining operations both directly and indirectly. Direct impacts on coal mining operations occur through CAA permitting requirements and/or CPP emission control requirements relating to air contaminants, especially particulate matter. Indirect impacts on coal mining operations occur through regulation of the air emissions of carbon dioxide, sulfur dioxide, nitrogen oxides, mercury, particulate matter and other compounds emitted by coal-fired power plants. The EPA has promulgated or proposed regulations that impose tighter emission restrictions on a number of these compounds, some of which are currently subject to litigation. The general effect of tighter restrictions could be to reduce demand for coal. A reduction in coal’s share of the capacity for power generation could have a material adverse effect on the Company’s business, financial condition and results of operations. See “Item 1. Business — A. North American Coal — Government Regulation" on page 12 in this Form 10-K for further discussion.
NACoal is subject to the high costs and risks involved in the development of new mining projects.
From time to time, NACoal seeks to develop new mining projects. The costs and risks associated with such projects can be substantial. In addition, any changes in tax laws that eliminate the expensing of exploration and development costs will increase the after-tax cost of building a mine and make the cost of coal less competitive with other power-generation fuels.
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
Sales of HBB's products are related to consumer spending. A downturn in the general economy or a shift in consumer spending away from small electric household and specialty housewares appliances could adversely affect its business. In addition, the market for small electric household and specialty housewares appliances is highly seasonal in nature. HBB generally recognizes a substantial portion of its sales in the last half of the year as sales of small electric appliances and specialty housewares appliances to retailers and consumers increase significantly with the fall holiday-selling season. Accordingly, quarter-to-quarter comparisons of past operating results of HBB are meaningful only when comparing equivalent time periods, if at all. Any economic downturn, decrease in consumer spending or shift in consumer spending away from small electric household and specialty housewares appliances may significantly reduce revenues and profitability.
HBB is dependent on key customers and the loss of, or significant decline in business from, one or more of its key customers could materially reduce its revenues and profitability and its ability to sustain or grow its business.
HBB relies on several key customers, which is discussed under “Item 1. Business — B. Hamilton Beach Brands — Sales and Marketing" on page 17 in this Form 10-K. Although HBB has long-established relationships with many customers, it does not have any long-term supply contracts with these customers, and purchases are generally made using individual purchase orders. A loss of or significant reduction in sales to any key customer could result in significant decreases in HBB's revenues and profitability and an inability to sustain or grow its business.
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
With the growing trend towards the concentration of HBB's small electric household and specialty housewares appliance sales among a few retailers, HBB is increasingly dependent upon fewer customers whose bargaining strength is growing as a result of this concentration. HBB sells a substantial quantity of products to mass merchandisers, e-commerce retailers, national department stores, variety store chains, drug store chains, specialty home retailers and other retail outlets. These retailers generally have a large selection of small electric household and specialty housewares appliance suppliers to choose from. As a result, HBB competes for retail shelf space with its competitors. In addition, certain of HBB's larger customers use their own private label brands on household appliances that compete directly with some of HBB's products. As the retailers in the small electric household appliance industry become more concentrated, competition for sales to these retailers may increase, which could materially reduce the Company's revenues and profitability.
The small electric household, specialty housewares appliances and commercial appliance industry is consolidating, which could reduce HBB's ability to successfully secure product placements at key customers and limit its ability to sustain a cost competitive position in the industry.
Over the past several years, the small electric household, specialty housewares appliances and commercial appliance industry has undergone consolidation, and further consolidation is likely. As a result of this consolidation, the small electric household, specialty housewares appliances and commercial appliance industry primarily consists of a limited number of large distributors. HBB’s ability to gain or maintain share of sales in the small electric household, specialty housewares appliances and commercial appliance industry or maintain or enhance HBB’s relationships with key customers may be limited as a result of actions by competitors, including as a result of increased consolidation in the small electric household, specialty housewares appliances and commercial appliance industry.
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
The SEC adopted conflict mineral rules under Section 1502 of the Dodd-Frank Act on August 22, 2012. The rules require disclosure of the use of certain minerals, commonly known as "conflict minerals," which are mined from the DRC and adjoining countries. HBB expects that it will incur additional costs and expenses, which may be significant, to comply with these rules, including (i) due diligence to verify the sources of such conflict minerals; and (ii) any changes that HBB may make to its products, processes, or sources of supply as a result of such diligence and verification activities. Since HBB's supply chain is complex, ultimately it may not be able to designate all products as "DRC conflict free" which may adversely affect its reputation with certain customers. In such event, HBB may also face difficulties in satisfying customers who require products purchased from HBB to be "DRC conflict free". If HBB is not able to meet such requirements, customers may choose not to purchase HBB products, which could adversely affect sales and the value of portions of HBB's inventory. Further, there may be only a limited number of suppliers offering products containing only DRC conflict free parts, components and subassemblies and, as a result, HBB cannot be sure that it will be able to satisfy its purchase requirements from such suppliers in sufficient quantities or at competitive prices. Any one or a combination of these various factors could harm HBB's business, and materially and adversely affect HBB's results of operations.
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
The retail market is highly competitive. KC competes against a diverse group of retailers, including specialty stores, department stores, discount stores and internet and catalog retailers. Widespread sourcing of Chinese products allows many retailers to offer value-priced kitchen products. Many of KC's competitors are larger and have significantly greater financial, marketing and other resources. This competition could result in the reduction of KC product prices and a loss of market share, revenues and profitability. As consumer shopping habits change, foot traffic to traditional and outlet malls could decline and result in a loss of market share, revenues and profitability.
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
Although as of December 31, 2016, the Company's defined benefit pension plans are frozen and no longer provide for the accrual of future benefits, the expenses recorded for, and cash contributions required to be made to its defined benefit pension plans are dependent on changes in market interest rates and the value of plan assets, which are dependent on actual investment returns. Significant changes in market interest rates, decreases in the value of plan assets or investment losses on plan assets may require the Company to increase the cash contributed to defined benefit pension plans which may affect its financial position.

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
The Company’s business could suffer if NACCO’s information technology systems are disrupted, cease to operate effectively or if the Company experiences a security breach.
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
The Company has two classes of common stock: Class A common stock and Class B common stock. Holders of Class A common stock are entitled to cast one vote per share and, as of December 31, 2016, accounted for approximately 25 percent of the voting power of the Company. Holders of Class B common stock are entitled to cast ten votes per share and, as of December 31, 2016, accounted for the remaining voting power of the Company. As of December 31, 2016, certain members of the Company's extended founding family held approximately 34 percent of the Company's outstanding Class A common stock and approximately 98 percent of the Company's outstanding Class B common stock. On the basis of this common stock ownership, certain members of the Company's extended founding family could have exercised 82 percent of the Company's total voting power. Although there is no voting agreement among such extended family members, in writing or otherwise, if they were to act in concert, they could control the outcome of director elections and other stockholder votes on significant corporate actions, such as certain amendments to the Company's certificate of incorporation and sales of the Company or substantially all of its assets. Because certain members of the Company's extended founding family could prevent other stockholders from exercising significant influence over significant corporate actions, the Company may be a less attractive takeover target, which could adversely affect the market price of its common stock.

Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
A. NACCO
NACCO leases office space in Mayfield Heights, Ohio, a suburb of Cleveland, Ohio, which serves as its corporate headquarters.

B. NACoal

NACoal leases its corporate headquarters office space in Plano, Texas. NACoal’s proven and probable coal reserves and deposits (owned in fee or held under leases, which generally remain in effect until exhaustion of the reserves if mining is in progress) are estimated at approximately 1.9 billion tons (including the unconsolidated mining operations), all of which are lignite coal deposits, except for approximately 86.4 million tons of bituminous coal. Reserves are estimates of quantities of coal, made by NACoal’s geological and engineering staff, which are considered mineable in the future using existing operating methods. Developed reserves are those which have been allocated to mines which are in operation; all other reserves are classified as undeveloped. Information concerning mine type, reserve data and coal quality characteristics for NACoal’s properties are set forth on the table on pages 4 and 5 under “Item 1. Business — A. North American Coal — Sales, Marketing and Operations.”

C. Hamilton Beach Brands
The following table presents the principal distribution and office facilities owned or leased by HBB:

Owned/
Facility Location	Leased	Function(s)
Glen Allen, Virginia	Leased	Corporate headquarters
Geel, Belgium	(1)	Distribution center
Shenzhen, People's Republic of China	(1)	Distribution center
Mexico City, Mexico	Leased	Mexico sales and administrative headquarters
Olive Branch, Mississippi	Leased	Distribution center
Picton, Ontario, Canada	Leased	Distribution center
Southern Pines, North Carolina	Owned	Service center for customer returns; catalog distribution center; parts distribution center
Shenzhen, People's Republic of China	Leased	Administrative office
Markham, Ontario, Canada	Leased	Canada sales and administration headquarters
City of Sao Paulo, Sao Paulo, Brazil	Leased	Brazil sales and administrative headquarters
Jundiai, Sao Paulo, Brazil	(1)	Distribution center
Shanghai, People's Republic of China	Leased	Sales office
Shanghai, People's Republic of China	(1)	Distribution center
Independence, Ohio	Leased	Weston Brands sales office
Tultitlan, Mexico	(1)	Distribution center

(1)	This facility is not owned or leased by HBB. This facility is managed by a third-party distribution provider.
Sales offices are also leased in several cities in the United States, Canada, China and Mexico.
D. The Kitchen Collection

KC leases its corporate headquarters building and the KC warehouse/distribution facility in Chillicothe, Ohio. KC leases its retail stores. A typical Kitchen Collection® store is approximately 3,000 square feet. At December 31, 2016, there were 223 Kitchen Collection® stores.

Item 3. LEGAL PROCEEDINGS
Neither the Company nor any of its subsidiaries is a party to any material legal proceeding other than ordinary routine litigation incidental to its respective business.

Item 4. MINE SAFETY DISCLOSURES
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of The Dodd-Frank Act and Item 104 of Regulation S-K is included in Exhibit 95 filed with this Form
10-K.

Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
The information under this Item is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.
There exists no arrangement or understanding between any executive officer and any other person pursuant to which such executive officer was elected. Each executive officer serves until his or her successor is elected and qualified.
The following tables set forth as of March 1, 2017 the name, age, current position and principal occupation and employment during the past five years of the Company’s executive officers. Certain executive officers of the Company listed below are also executive officers for certain of NACCO's subsidiaries.

EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Current Position	Other Positions

Alfred M. Rankin, Jr.	75	Chairman, President and Chief Executive Officer of NACCO (from prior to 2012), Chairman of HBB (from prior to 2012), Chairman of KC (from prior to 2012), Chairman of NACoal (from prior to 2012)
Chairman, President and Chief Executive Officer of Hyster-Yale Materials Handling, Inc. (from September 2012). Chairman of Hyster-Yale Group ("Hyster-Yale"), formerly NACCO Materials Handling Group, Inc. ("NMHG")(from prior to 2012).

J.C. Butler, Jr.	56
Senior Vice President - Finance, Treasurer and Chief Administrative Officer of NACCO (from September 2012), President and Chief Executive Officer of NACoal (from July 2015), Assistant Secretary of HBB and KC (from November 2012)

From July 2014 to July 2015, Senior Vice President - Project Development, Administration and Mississippi Operations of NACoal. From prior to 2012 to June 2014, Senior Vice President - Project Development and Administration of NACoal. From prior to 2012 to September 2012, Vice President - Corporate Development and Treasurer of NACCO. From prior to 2012 to September 2012, Treasurer of NMHG.

Elizabeth I. Loveman	47	Vice President and Controller (from March 2014) and Principal Financial Officer (from June 2014)	From December 2012 to March 2014, Director of Financial Reporting of NACCO. From prior to 2012 to November 2012, Manager of Financial Reporting of OM Group, Inc.

John D. Neumann	41
Vice President, General Counsel and Secretary of NACCO (from September 2012), Vice President, General Counsel and Secretary of NACoal (from prior to 2012), Assistant Secretary of HBB and KC (from November 2012)

Miles B. Haberer	50
Associate General Counsel of NACCO (from October 2012), Associate General Counsel, Assistant Secretary of NACoal (from October 2012) and President, North American Coal Royalty Company (an NACoal subsidiary) (from September 2015)

From October 2013 to September 2015, Director-Land of NACoal. From October 2012 to September 2015, Assistant Secretary of NACCO. From prior to 2012 to October 2012, Partner, Hunton & Williams (law firm).

Mary D. Maloney	55
Associate General Counsel, Assistant Secretary and Senior Director - Benefits & Human Resources of NACCO (from January 1, 2014), Associate General Counsel and Assistant Secretary of NACoal (from July 1, 2016)

From January 1, 2014 through June 30, 2016, Senior Director - Benefits and Compensation of NACoal.
From September 2012 to December 2013, Associate General Counsel and Assistant Secretary of Hyster-Yale and NMHG. From May 2012 to September 2012, Assistant General Counsel and Assistant Secretary of Hyster-Yale. From prior to 2012 to September 2012, Assistant General Counsel and Assistant Secretary of NACCO. From prior to 2012 to September 2012, Assistant Secretary of NMHG.

Jesse L. Adkins	34	Associate Counsel (from September 2012) and Assistant Secretary of NACCO (from November 2013), Associate Counsel (from August 2012) and Assistant Secretary (from May 2013) of NACoal	From prior to 2012 to August 2012, Law Clerk, NACoal.

Thomas A. Maxwell	39	Director of Financial Planning and Analysis and Assistant Treasurer (from September 2015)	From January 2014 to September 2015, Senior Manager, Finance and Assistant Treasurer. From prior to 2012 to January 2014, Manager of Financial Planning and Analysis.

PRINCIPAL OFFICERS OF THE COMPANY’S SUBSIDIARIES
A. NACOAL

Name	Age	Current Position	Other Positions

Eric A. Dale	42	Treasurer and Senior Director, Financial Planning and Analysis, of NACoal (from January 2017)	From prior to 2012 to November 2016, Vice President of Financial Planning and Analysis at Westmoreland Coal Company.

Carroll L. Dewing	60	Vice President - Operations of NACoal (from January 2017)
From prior to 2012 to December 2016, President, The Coteau Properties Company (an NACoal subsidiary).
From July 2014 to December 2016, Vice President - North Dakota, Texas and Florida Operations, Human Resources and External Affairs of NACoal. From October 2013 to July 2014, Director - Northern Operations of NACoal.

John R. Pokorny	61	Controller of NACoal (from prior to 2012)

J. Patrick Sullivan, Jr.	58	Vice President and Chief Financial Officer of NACoal (from May 2013)	From prior to 2012 to May 2013, Controller, Luminant Generation, Mining, Construction and Development of Energy-Future Holdings Corporation.

Harry B. Tipton, III	59	Vice President - Engineering of NACoal (from July 2016)
From July 2015 to June 2016, Vice President - Engineering, and Alabama, Louisiana and Mississippi Operations of NACoal. From July 2014 to June 2015, Vice President - Engineering, and Alabama and Louisiana Operations of NACoal. From October 2013 to June 2014, Vice President - Engineering, and Alabama, Louisiana and Mississippi Operations of NACoal. From prior to 2012 to October 2013, Vice President - Engineering, and Louisiana and Mississippi Operations of NACoal.

PRINCIPAL OFFICERS OF THE COMPANY’S SUBSIDIARIES
B. HBB

Name	Age	Current Position	Other Positions

Gregory H. Trepp	55	President and Chief Executive Officer of HBB (from prior to 2012), Chief Executive Officer of KC (from prior to 2012)	From November 2013 to December 2014, Interim President of KC.

Keith B. Burns	60	Vice President, Engineering and Information Technology of HBB (from prior to 2012)

D. Scott Butler	65	Corporate Controller (from prior to 2012)

Erin M. Israel	40	Vice President, Marketing and Business Development(from February 2017)	From January 2017 to February 2017, Vice President, Business Development. From October 2012 to December 2016, Senior Director, Business Development.

Richard E. Moss	53	Senior Director, Finance &Treasurer of HBB (from prior to 2012)

Gregory E. Salyers	56	Senior Vice President, Global Operations of HBB (from prior to 2012)

Dana B. Sykes	55	Vice President, General Counsel and Secretary of HBB (from September 2015)
From July 2014 to September 2015, Associate General Counsel, Assistant Secretary and Senior Director, Human Resources of HBB. From February 2012 to July 2014, Assistant General Counsel and Director, Human Resources of HBB. From prior to 2012 to February 2012, Assistant General Counsel of HBB.

James H. Taylor	59	Vice President and Chief Financial Officer of HBB (from prior to 2012)

R. Scott Tidey	52	Senior Vice President, North America Sales and Marketing of HBB (from prior to 2012)
C. KC

Name	Age	Current Position	Other Positions
Robert O. Strenski	60	President of KC (from January 2015)
From February 2014 to December 2014, Vice President, General Merchandise Manager of KC. From June 2013 to January 2014, General Merchandise Manager of KC. From prior to 2012 to January 2013, Vice President, Divisional Merchandise Manager, Consumables, Biglots Stores, Inc.

L.J. Kennedy	46	Director of Finance, Treasurer and Secretary of KC (from September 2016)	From prior to 2012 to September 2016, Treasurer and Secretary of KC.

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
The high and low sales prices for the Class A common stock and dividends per share for both classes of common stock for each quarter during the past two years are presented in the tables below:

	2016
	Sales Price
	High	Low	Cash Dividend
Fourth quarter	$99.55	$66.41	$0.2675
Third quarter	$70.11	$53.51	$0.2675
Second quarter	$61.29	$49.80	$0.2675
First quarter	$58.25	$40.75	$0.2625

	2015
	Sales Price
	High	Low	Cash Dividend
Fourth quarter	$50.85	$40.04	$0.2625
Third quarter	$61.70	$47.26	$0.2625
Second quarter	$62.96	$48.04	$0.2625
First quarter	$60.99	$48.42	$0.2575
At December 31, 2016, there were 728 Class A common stockholders of record and 153 Class B common stockholders of record. See Note 18 to the Consolidated Financial Statements contained elsewhere in this Form 10-K for a discussion of the amount of NACCO's investment in subsidiaries that was restricted at December 31, 2016.
Sales of Unregistered Company Stock
Pursuant to the Non-Employee Directors’ Equity Compensation Plan, directors may elect to receive shares of Class A common stock in lieu of cash for up to 100% of the balance of their annual retainer, meeting attendance fees and any committee chairman's fees. In aggregate, the Company issued 12,106 shares of its Class A common stock on January 1, 2016, April 1, 2016, July 1, 2016 and October 1, 2016 for payment of a portion of the 2016 directors’ annual retainer fee. In aggregate, the Company issued 10,584 shares of its Class A common stock on January 1, 2015, April 1, 2015, July 1, 2015 and October 1, 2015 for payment of a portion of the 2015 directors’ annual retainer fee. In aggregate, the Company issued 10,318 shares of its Class A common stock on January 1, 2014, April 1, 2014, July 1, 2014 and October 1, 2014 for payment of a portion of the 2014 directors’ annual retainer fee.
In aggregate, 2,631 shares of Class A common stock were issued under voluntary elections on January 1, 2016, April 1, 2016, July 1, 2016 and October 1, 2016. In aggregate, 2,349 shares of Class A common stock were issued under voluntary elections on January 1, 2015, April 1, 2015, July 1, 2015 and October 1, 2015. In aggregate, 1,091 shares of Class A common stock were issued under voluntary elections on January 1, 2014, April 1, 2014, July 1, 2014 and October 1, 2014.
The issuances of these unregistered shares qualify as exempt transactions pursuant to Section 4(a)(2) of the Securities Act of 1933.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities (1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (1)
Month #1 (October 1 to 31, 2016)	—	$—	—	$43,956,174
Month #2 (November 1 to 30, 2016)	—	$—	—	$43,956,174
Month #3 (December 1 to 31, 2016)	—	$—	—	$43,956,174
Total	—	$—	—	$43,956,174

(1)
On May 10, 2016, the Company's Board of Directors approved the 2016 Stock Repurchase Program providing for the purchase of up to $50 million of the Company's Class A Common Stock outstanding through December 31, 2017. See Note 13 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company's stock repurchase programs.

Item 6. SELECTED FINANCIAL DATA

	Year Ended December 31
	2016 (1)	2015	2014 (1)	2013	2012 (2)
	(In thousands, except per share data)
Operating Statement Data:
Revenues	$856,438	$915,860	$896,782	$932,666	$873,364

Operating profit (loss)	$41,715	$31,827	$(66,309)	$61,336	$67,642

Income (loss) from continuing operations	$29,607	$21,984	$(38,118)	$44,450	$42,163
Discontinued operations, net of tax(2)	—	—	—	—	66,535
Net income (loss)	$29,607	$21,984	$(38,118)	$44,450	$108,698

Basic earnings (loss) per share:
Continuing operations	$4.34	$3.14	$(5.02)	$5.48	$5.04
Discontinued operations(2)	—	—	—	—	7.93
Basic earnings (loss) per share	$4.34	$3.14	$(5.02)	$5.48	$12.97

Diluted earnings (loss) per share:
Continuing operations	$4.32	$3.13	$(5.02)	$5.47	$5.02
Discontinued operations(2)	—	—	—	—	7.90
Diluted earnings (loss) per share	$4.32	$3.13	$(5.02)	$5.47	$12.92

(1)
During 2014, NACoal recorded a non-cash, asset impairment charge of $105.1 million for Centennial's long-lived asset group. Centennial ceased active mining operations at the end of 2015. During the third quarter of 2016, NACoal recorded an additional non-cash impairment charge of $17.4 million related to Centennial's assets. See Note 10 to the Consolidated Financial Statements for further discussion of the Company's asset impairments.

(2)
During 2012, NACCO spun-off Hyster-Yale Materials Handling, Inc. ("Hyster-Yale"), a former subsidiary. The results of operations of Hyster-Yale are reflected as discontinued operations in the table above.

	Year Ended December 31
	2016	2015	2014	2013	2012
	(In thousands, except per share data, share amounts and employee data)
Balance Sheet Data at December 31:
Total assets	$668,021	$655,408	$770,520	$809,956	$776,306
Long-term debt	$120,295	$160,113	$191,431	$152,431	$135,448
Stockholders' equity	$220,293	$201,138	$211,474	$297,780	$281,331

Cash Flow Data:
Provided by operating activities (1)	$93,935	$108,002	$19,799	$53,065	$143,014
Used for investing activities (1)	$(9,817)	$(8,291)	$(74,934)	$(60,734)	$(74,237)
Provided by (used for) financing activities (1)	$(55,710)	$(108,301)	$20,979	$(36,776)	$(123,433)

Other Data:
Per share data:
Cash dividends (2)	$1.0650	$1.0450	$1.0225	$1.0000	$5.3775
Market value at December 31	$90.55	$42.20	$59.36	$62.19	$60.69
Stockholders' equity at December 31	$32.50	$29.42	$29.23	$37.83	$33.68

Actual shares outstanding at December 31	6.779	6.837	7.236	7.872	8.353
Basic weighted average shares outstanding	6.818	7.001	7.590	8.105	8.384
Diluted weighted average shares outstanding	6.854	7.022	7.590	8.124	8.414
Total employees at December 31(3)	3,600	3,600	4,000	4,100	4,300

(1)	During 2012, the Company spun-off Hyster-Yale, a former subsidiary. Includes both continuing operations and discontinued operations for 2012.

(2)
2012 cash dividends include a one-time special cash dividend of $3.50 per share. The 25 cent dividend paid in the fourth quarter of 2012 was the first regular quarterly dividend following the spin-off of Hyster-Yale.

(3)	Includes employees of Weston Brands beginning in 2014, Centennial from 2012 to 2014 and the unconsolidated mines for all years presented. Excludes employees of Hyster-Yale for all years presented.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The North American Coal Corporation and its affiliated coal companies (collectively, “NACoal”), mine coal primarily for use in power generation and provide value-added services for natural resource companies. Hamilton Beach Brands, Inc. (“HBB”) is a leading designer, marketer and distributor of small electric household and specialty housewares appliances, as well as commercial products for restaurants, bars and hotels. The Kitchen Collection, LLC (“KC”), is a national specialty retailer of kitchenware in outlet and traditional malls throughout the United States.
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
Product discounts: The Company records estimated reductions to revenues for customer programs and incentive offerings, including special pricing agreements, price competition, promotions and other volume-based incentives. At HBB, net sales represent gross sales less cooperative advertising, other volume-based incentives, estimated returns and allowances for defective products. At KC, retail markdowns are incorporated into KC's retail method of accounting for cost of sales. If market conditions were to decline or if competition were to increase, the Company may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenues at the time the incentive is offered. If the Company's Accrued cooperative advertising balance as of December 31, 2016 were to increase by one percent, the reserve for product discounts would increase and revenues would be reduced by $0.2 million. The Company's past results of operations have not been materially affected by a change in the estimate of product discounts, and although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change its estimates in the future.
Product returns: Products generally are not sold with the right of return. However, based on the Company's historical experience, a portion of products sold are estimated to be returned due to reasons such as buyer remorse, duplicate gifts received, product failure and excess inventory stocked by the customer which, subject to certain terms and conditions, the Company will agree to accept. The Company records estimated reductions to revenues at the time of sale based on this historical experience and the limited right of return provided to certain customers. If future trends were to change significantly from those experienced in the past, incremental reductions to revenues may result based on this new experience. If the Company's estimate of average return rates as of December 31, 2016 were to increase by one percent, the reserves for product returns would increase and revenues would be reduced by $0.1 million. The Company's past results of operations have not been materially affected by a change in the estimate of product returns and although there can be no assurances, the Company is not aware of any circumstances that would be reasonably likely to materially change its estimates in the future.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Retirement benefit plans: The Company maintains various defined benefit pension plans that provide benefits based on years of service and average compensation during certain periods. Prior to 2014, the Company amended the Combined Plan to freeze pension benefits for all employees, including those for certain unconsolidated mines' employees. All eligible employees of the Company, including employees whose pension benefits are frozen, receive retirement benefits under defined contribution retirement plans. The Company's policy is to periodically make contributions to fund the defined benefit pension plans within the range allowed by applicable regulations. The defined benefit pension plan assets consist primarily of publicly traded stocks and government and corporate bonds. There is no guarantee the actual return on the plans’ assets will equal the expected long-term rate of return on plan assets or that the plans will not incur investment losses.
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
Expected returns for pension plans are based on a calculated market-related value for U.S. pension plan assets. Under this methodology, asset gains and losses resulting from actual returns that differ from the Company's expected returns are recognized ratably in the market-related value of assets over three years. Expected returns for pension plans are based on fair market value for non-U.S. pension plan assets.
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
Changes to the estimate of any of these factors could result in a material change to the Company's pension obligation causing a related increase or decrease in reported net operating results in the period of change in the estimate. Because the 2016 assumptions are used to calculate 2017 pension expense amounts, a one percentage-point change in the expected long-term rate of return on plan assets would result in a change in pension expense for 2017 of approximately $0.7 million for the plans. A one percentage-point change in the discount rate would result in a change in pension expense for 2017 by approximately $0.1 million. A one percentage-point increase in the discount rate would have lowered the plans’ projected benefit obligation as of the end of 2016 by approximately $6.3 million; while a one percentage-point decrease in the discount rate would have raised the plans’ projected benefit obligation as of the end of 2016 by approximately $7.4 million.

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
Inventory reserves: The Company writes down its inventory to the lower of cost or net realizable value, which includes an estimate for obsolescence or excess inventory based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve for impaired value is relieved to ensure that the cost basis of the inventory reflects any write-downs. An impairment in value of one percent of net inventories would result in additional expense of approximately $1.6 million.
Allowances for doubtful accounts: The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments. These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $1.2 million.
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
Centennial ceased coal production in the fourth quarter of 2015 and the Company began actively marketing Centennial's mine machinery and equipment. The Company classified these assets as held for sale during the fourth quarter of 2015 when management approved and committed to a formal plan of sale. The coal land and real estate did not meet the held-for-sale criteria and remained within property, plant and equipment as a long-lived asset.

As a result of various unfavorable conditions, including but not limited to weakness in the U.S. and global coal markets and certain asset-specific factors, the Company determined the carrying value of Centennial's coal land and real estate were not recoverable during the third quarter of 2016. The Company also conducted a review of the carrying value of Centennial's mine machinery and equipment classified as assets held for sale during the third quarter of 2016. The fair values of these assets were calculated using a combination of a market and income approach and reduced the carrying value of coal land and real estate to zero and assets held for sale to approximately $5.0 million as of September 30, 2016. The Company recognized an aggregate impairment charge of $17.4 million during the third quarter of 2016. The asset impairment charge was recorded as "Centennial asset impairment charge" in the Consolidated Statement of Operations during 2016 and relates exclusively to the NACoal segment.

The Company also determined that indicators of potential impairment were present during the fourth quarter of 2014 with respect to its Centennial mining operations asset group. The Company assessed the recoverability of Centennial's assets and

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

determined that the assets were not fully recoverable when compared to the remaining future undiscounted cash flows from these assets. As a result, the Company estimated the fair value of the asset group and the long-lived assets were written down to their estimated fair value which resulted in a non-cash asset impairment charge of $105.1 million in the fourth quarter of 2014. The asset impairment charge was recorded as "Centennial asset impairment charge" in the Consolidated Statement of Operations during 2014 and relates exclusively to the NACoal segment.

See Note 10 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company's asset impairment charges.
Income taxes: Tax law requires certain items to be included in the tax return at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses that are not deductible for tax purposes, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities using currently enacted tax rates. The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year, and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or tax returns. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the provision for income taxes in the period that includes the enactment date. Management is required to estimate the timing of the recognition of deferred tax assets and liabilities, make assumptions about the future deductibility of deferred tax assets and assess deferred tax liabilities based on enacted law and tax rates for the appropriate tax jurisdictions to determine the amount of such deferred tax assets and liabilities. Changes in the calculated deferred tax assets and liabilities may occur in certain circumstances, including statutory income tax rate changes, statutory tax law changes, or changes in the structure or tax status of the Company.
The Company's tax assets, liabilities, and tax expense are supported by historical earnings and losses and the Company's best estimates and assumptions of future earnings. The Company assesses whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, both positive and negative, using a more likely than not standard. This assessment considers, among other matters, scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates the Company is using to manage the underlying businesses. When the Company determines, based on all available evidence, that it is more likely than not that deferred tax assets will not be realized, a valuation allowance is established.

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
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

CONSOLIDATED FINANCIAL SUMMARY
Selected consolidated results of the Company and components of change by subsidiary were as follows:

	Revenues	Operating profit (loss)	Net income (loss)
2014 Consolidated results (1)	$896,782	$(66,309)	$(38,118)
Increase (decrease) in 2015
NACoal	(24,704)	89,551	56,596
HBB	61,294	(971)	(3,395)
KC (net of eliminations)	(17,512)	8,348	4,903
NACCO and Other	—	1,208	1,998
2015 Consolidated results	$915,860	$31,827	$21,984
Increase (decrease) in 2016
NACoal (1)	(36,917)	5,098	2,625
HBB	(15,807)	8,232	6,808
KC (net of eliminations)	(6,698)	(412)	(340)
NACCO and Other	—	(3,030)	(1,470)
2016 Consolidated results	$856,438	$41,715	$29,607

	2016 (1)	2015	2014 (1)
Consolidated results:
Basic earnings (loss) per share:	$4.34	$3.14	$(5.02)
Diluted earnings (loss) per share:	$4.32	$3.13	$(5.02)

(1)
During 2014, NACoal recorded a non-cash, asset impairment charge of $105.1 million for Centennial's long-lived asset group. Centennial ceased active mining operations at the end of 2015. During the third quarter of 2016, NACoal recorded an additional non-cash impairment charge of $17.4 million related to Centennial's assets. See Note 10 to the Consolidated Financial Statements for further discussion of the Company's asset impairments.

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
A reconciliation of the Company's consolidated federal statutory and effective income tax is as follows for the years ended December 31:

	2016	2015	2014
Income (loss) before income tax provision (benefit)	$34,470	$24,799	$(76,573)
Statutory taxes (benefit) at 35.0%	$12,064	$8,679	$(26,801)
Discrete items:
Valuation allowances	2,611	3,557	5,742
NACoal reserves (settlements)	(3,012)	551	(1,360)
HBB reserves (settlements)	(385)	414	(1,533)
Provision to return adjustments	(588)	(535)	(867)
Other, net	(54)	42	(414)
	(1,428)	4,029	1,568
Permanent items:
Percentage depletion	(6,374)	(8,199)	(7,091)
State income taxes	(737)	(1,334)	(6,361)
Federal credits	566	(1,196)	(529)
Non-deductible expenses	1,107	787	632
Domestic production deduction	(709)	—	(522)
Foreign tax rate differential	(48)	754	225
Other, net	422	(705)	424
	(5,773)	(9,893)	(13,222)
Income tax provision (benefit)	$4,863	$2,815	$(38,455)
Effective income tax rate	14.1%	11.4%	50.2%

The income tax expense (benefit) recognized in 2016, 2015 and 2014 was impacted by the mix of taxable earnings between profits at entities that benefit from percentage depletion and losses at entities with a higher effective tax rate, including losses related to Centennial.

During 2016, the Company recorded additional valuation allowances of $2.6 million for both domestic and foreign jurisdictions as realization of these assets was determined to no longer meet the “more likely than not” standard. The establishment of a valuation allowance does not have an impact on cash, nor does such an allowance preclude the Company from using its loss carryforwards or other deferred tax assets in future periods. In addition, during 2016, the Company realized a $1.4 million tax benefit related to the reversal of a reserve previously established for an uncertain tax position due to favorable resolution of a state tax matter.
The Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence, both positive and negative, using a “more likely than not” standard. A valuation allowance is required where realization is determined to no longer meet the “more likely than not” standard.  The establishment of a valuation

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

allowance does not have an impact on cash, nor does such an allowance preclude the Company from using its loss carryforwards or other deferred tax assets in future periods. A significant element of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2016. The positive evidence considered by management included a strong earnings history (exclusive of the losses at Centennial, and more specifically the 2014 and 2016 impairment charges, that gave rise to the deferred tax asset) plus evidence indicating that the loss is an isolated one rather than a continuing condition and the Company’s future income-generating capacity and tax-planning strategies. Projected future taxable income and tax-planning strategies were given the appropriate weighting in the analysis and support the conclusion that such positive evidence was sufficient to overcome the weight of negative evidence related to a three-year cumulative loss. Management concluded that it is more likely than not that all of the U.S. Federal net deferred tax asset will be realized based upon projected future taxable income.

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

During 2014, NACoal recorded a valuation allowance of $5.7 million against its Alabama state deferred tax assets as realization was determined to no longer meet the “more likely than not” standard. Partially offsetting the valuation allowance, NACoal recognized a $1.4 million discrete tax benefit resulting from the conclusion of the 2011 and 2012 U.S. federal tax return examinations and a $0.5 million favorable return to provision adjustment in 2014. In addition to the items impacting NACoal’s effective income tax rate, HBB's effective income tax rate was affected by the reversal of a $1.4 million uncertain tax position as a result of the effective settlement of certain state tax issues resulting in a discrete tax benefit.

See Note 14 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company's income taxes.

THE NORTH AMERICAN COAL CORPORATION

NACoal mines coal primarily for use in power generation and provides value-added services for natural resource companies. Coal is surface mined from NACoal's mines in North Dakota, Texas, Mississippi, Louisiana, and as of January 2017, on the Navajo Nation in New Mexico. NACoal provides value-added services such as maintaining and operating draglines for independently owned limerock quarries through its North American Mining ("NAM") division and providing ash hauling services for power plants and other facilities.

NACoal has the following operating coal mining subsidiaries: Bisti Fuels Company, LLC ("Bisti"), Caddo Creek Resources Company, LLC (“Caddo Creek”), Camino Real Fuels, LLC (“Camino Real”), The Coteau Properties Company (“Coteau”), Coyote Creek Mining Company, LLC (“Coyote Creek”), Demery Resources Company, LLC (“Demery”), The Falkirk Mining Company (“Falkirk”), Liberty Fuels Company, LLC (“Liberty”), Mississippi Lignite Mining Company (“MLMC”) and The Sabine Mining Company (“Sabine”). Centennial Natural Resources, LLC ("Centennial"), which ceased coal production in the fourth quarter of 2015, was also a coal mining subsidiary.

NAM provides value-added services for independently owned limerock quarries and is reimbursed by its customers based on actual costs plus a management fee. The financial results for NAM are included in the consolidated mining operations or unconsolidated mining operations based on each entity's structure.

NACoal also provides coal handling, processing and drying services for a number of customers. For example, NoDak Energy Services, LLC ("NoDak"), operates and maintains a coal processing facility for a customer's power plant. North American Coal Royalty Company provides surface and mineral acquisition and lease maintenance services related to the Company's operations.

See “Item 1. Business — A. North American Coal — General" on page 2 in this Form 10-K for further discussion of NACoal's subsidiaries.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

FINANCIAL REVIEW
Tons of coal sold by NACoal’s operating mines were as follows for the years ended December 31 (in millions):

	2016	2015	2014
Coteau	14.1	14.4	14.3
Falkirk	7.2	8.0	7.8
Sabine	4.2	3.7	4.5
Camino Real	1.8	0.5	—
Coyote Creek	1.5	—	—
Other	0.7	0.4	0.1
Unconsolidated mines	29.5	27.0	26.7
MLMC	3.0	3.2	2.6
Centennial	—	0.4	0.9
Consolidated mines	3.0	3.6	3.5
Total tons sold	32.5	30.6	30.2
NAM mined 26.1 million, 20.9 million and 21.0 million cubic yards of limerock for the years ended December 31, 2016, 2015 and 2014, respectively.
Total coal reserves were as follows at December 31:

	2016	2015	2014
	(in billions of tons)
Unconsolidated mines	0.9	1.0	1.0
Consolidated mines	1.0	1.0	1.0
Total coal reserves	1.9	2.0	2.0

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Operating Results
The results of operations for NACoal were as follows for the years ended December 31:

	2016	2015	2014
Revenue - consolidated mines	$104,953	$140,317	$161,964
Royalty and other	6,128	7,681	10,738
Revenues	111,081	147,998	172,702
Cost of sales - consolidated mines	96,374	156,092	174,135
Cost of sales - royalty and other	2,366	2,722	1,706
Total cost of sales	98,740	158,814	175,841
Gross profit (loss)	12,341	(10,816)	(3,139)
Earnings of unconsolidated mines (a)	55,238	48,432	48,396
Selling, general and administrative expenses	41,844	36,261	32,905
Centennial asset impairment charge	17,443	—	105,119
Amortization of intangibles	2,503	2,606	3,242
(Gain) loss on sale of assets	170	(1,772)	(6,979)
Operating profit (loss)	5,619	521	(89,030)
Interest expense	4,317	4,961	6,034
Other expense (income), net, including interest income and income from other unconsolidated affiliates	1,270	(2,099)	(779)
Income (loss) before income tax benefit	32	(2,341)	(94,285)
Income tax benefit	(8,212)	(7,960)	(43,308)
Net income (loss)	$8,244	$5,619	$(50,977)

Effective income tax rate (b)	n/m	n/m	n/m
(a) See Note 19 for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.
(b) The effective income tax rate is not meaningful in 2016, 2015 and 2014 as the income tax benefit amounts are not directly correlated to the pre-tax income in 2016, 2015 and 2014 due to the impact of discrete tax items. See further information regarding the income taxes in the Consolidated Income Taxes discussion above and in Note 14 to the Consolidated Financial Statements.
2016 Compared with 2015
The following table identifies the components of change in revenues for 2016 compared with 2015:

Revenues
2015	$147,998
Increase (decrease) from:
Centennial mining operations	(33,875)
Royalty and other income	(1,553)
Other consolidated mining operations	(1,489)
2016	$111,081

Revenues decreased 24.9% in 2016 compared with 2015 primarily due to the cessation of coal production at Centennial during the fourth quarter of 2015 and a decrease in royalty and other income. Additionally, increased revenues at NAM's

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

consolidated operations from an increase in limerock yards delivered was more than offset by a reduction in revenues at MLMC due to a lower index-based coal sales price and fewer tons sold during 2016 then in 2015.

The following table identifies the components of change in operating profit for 2016 compared with 2015.

Operating Profit
2015	$521
Increase (decrease) from:
Centennial mining operations	22,362
Centennial asset retirement obligation charge in 2015	7,526
Earnings of unconsolidated mines	6,806
Centennial asset impairment charge in 2016	(17,443)
Other consolidated mining operations	(4,760)
Resolution of a legal matter in Alabama in 2016	(3,325)
Other selling, general and administrative expenses	(2,930)
Net loss on sale of assets, primarily Centennial	(1,942)
Royalty and other income	(1,196)
2016	$5,619

NACoal reported operating profit of $5.6 million in 2016 compared with operating profit of $0.5 million in 2015. Operating profit was favorably impacted by the cessation of coal production at Centennial during the fourth quarter of 2015, which resulted in substantially lower operating costs to conduct the remaining day-to-day operations and the absence of a charge related to an increase in Centennial's asset retirement obligation. An increase in earnings of unconsolidated mines, as newer mines began or increased production, also contributed to the increase in operating profit.

These items were partially offset by an asset impairment charge at Centennial, a decrease in operating profit at the other consolidated mining operations, expense related to the resolution of a legal matter in Alabama and an increase in other selling, general and administrative expenses due to increased costs associated with land leases for the Otter Creek reserves. See Note 10 to the Consolidated Financial Statements for further discussion of Centennial's asset impairment charge. At the other consolidated mining operations, operating results at MLMC were lower during 2016 compared with 2015 due to a lower index-based coal sales price and fewer tons sold. The decline at MLMC was partially offset by an increase in limerock yards delivered at NAM's consolidated operations during 2016 compared with 2015.

The improvement in operating profit in 2016 was offset by changes in other income and expense. NACoal recognized break-even income before taxes in 2016 compared with a loss before taxes of $2.3 million in 2015. During 2016, NACoal reversed an indemnification receivable related to an uncertain tax position that resulted in $2.2 million of other expense. The uncertain tax position and the indemnification receivable were initially recorded as part of the Centennial acquisition. Dividend income of $0.9 million recognized in 2015 did not recur in 2016.
The income tax benefit recognized in 2016 includes the reversal of the $2.3 million uncertain tax position discussed above related to the Centennial acquisition. In addition, the income tax benefits recognized in both 2016 and 2015 were impacted by the mix of taxable earnings between profits at entities that benefit from percentage depletion and losses at entities with higher effective income tax rates, including losses related to Centennial. Also, net income in 2015 includes the recognition of valuation allowances of $3.0 million against certain net deferred tax assets, primarily in North Dakota and Alabama, partially offset by a $1.3 million tax benefit due to the reinstatement of the Federal Research and Development Tax Credit.
NACoal recognized net income of $8.2 million in 2016 compared with net income of $5.6 million in 2015. The change in net income was primarily due to the factors noted above.

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
The following table identifies the components of change in operating profit for 2015 compared with 2014.

Operating Profit
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

NACoal reported an operating profit of $0.5 million in 2015 compared with an operating loss of $89.0 million in 2014. The 2014 operating loss was primarily due to the $105.1 million non-cash, long-lived asset impairment charge associated with Centennial. See Note 10 to the Consolidated Financial Statements for further discussion of the Centennial long-lived asset impairment charge. Operating profit in 2015 included a $7.5 million charge to increase Centennial’s asset retirement obligation. The Company ceased mining operations at Centennial during the fourth quarter of 2015.

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

NACoal recognized net income of $5.6 million in 2015 compared with a net loss of $51.0 million in 2014. The change in net income (loss) was primarily due to the factors affecting operating profit (loss) and the absence of a $1.1 million after-tax charge recognized in 2014 to establish an allowance against a receivable from North American Coal Corporation India Private Limited's customer. In addition, net income in 2015 includes the recognition of valuation allowances of $3.0 million against certain net deferred tax assets, primarily in North Dakota and Alabama, partially offset by a $1.3 million tax benefit due to the reinstatement of the Federal Research and Development Tax Credit.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the change in cash flow for the years ended December 31:

	2016	2015	Change
Operating activities:
Net income	$8,244	$5,619	$2,625
Depreciation, depletion and amortization	12,682	17,067	(4,385)
Deferred income taxes	16,842	(4,831)	21,673
Loss (gain) on sale of assets	170	(1,772)	1,942
Centennial asset impairment charge	17,443	—	17,443
Other	(838)	1,087	(1,925)
Working capital changes	(19,603)	78,755	(98,358)
Net cash provided by operating activities	34,940	95,925	(60,985)

Investing activities:
Expenditures for property, plant and equipment	(10,109)	(4,116)	(5,993)
Proceeds from the sale of assets	7,983	3,418	4,565
Other	(1,790)	(814)	(976)
Net cash used for investing activities	(3,916)	(1,512)	(2,404)

Cash flow before financing activities	$31,024	$94,413	$(63,389)
The $61.0 million decrease in net cash provided by operating activities was primarily the result of unfavorable working capital changes in 2016 compared with 2015. The change in working capital was mainly attributable to an increase in accounts receivable from affiliates during 2016 compared with a significant decrease in accounts receivable from affiliates in 2015 as NACoal received payment from Coyote Creek, an unconsolidated mine. A significant decrease in accrued payroll due to payments made during 2016 also contributed to the change in working capital.

The increase in net cash cash used for investing activities was primarily attributable to an increase in expenditures for property, plant and equipment in 2016 compared with 2015. In 2016, capital expenditures were mainly for the purchase of equipment at MLMC.

	2016	2015	Change
Financing activities:
Net reductions to long-term debt and revolving credit agreements	$(22,564)	$(82,829)	$60,265
Cash dividends paid to NACCO	(10,200)	—	(10,200)
Other	—	931	(931)
Net cash used for financing activities	$(32,764)	$(81,898)	$49,134

The change in net cash used for financing activities was primarily due to a decrease in repayments made on NACoal's revolver in 2016 compared with 2015, partially offset by a cash dividend paid to NACCO in 2016.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Financing Activities
NACoal has an unsecured revolving line of credit of up to $225.0 million (the “NACoal Facility”) that expires in November 2018. Borrowings outstanding under the NACoal Facility were $80.0 million at December 31, 2016. At December 31, 2016, the excess availability under the NACoal Facility was $143.9 million, which reflects a reduction for outstanding letters of credit of $1.1 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon NACoal achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective December 31, 2016, for base rate and LIBOR loans were 1.00% and 2.00%, respectively. The NACoal Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.35% on the unused commitment at December 31, 2016. The weighted average interest rate applicable to the NACoal Facility at December 31, 2016 was 3.39% including the floating rate margin and the effect of the interest rate swap agreement discussed below.

To reduce the exposure to changes in the market rate of interest, NACoal has entered into an interest rate swap agreement for a portion of the NACoal Facility. Terms of the interest rate swap agreement require NACoal to receive a variable interest rate and pay a fixed interest rate. NACoal has interest rate swaps with notional values totaling $80.0 million at December 31, 2016 at an average fixed interest rate of 1.4%. See Note 2 and Note 9 to the Consolidated Financial Statements in this Form 10-K for further discussion of NACoal's interest rate swap agreement.

The NACoal Facility contains restrictive covenants, which require, among other things, NACoal to maintain a maximum debt to EBITDA ratio of 3.50 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The NACoal Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 3.00 to 1.00 in conjunction with maintaining unused availability thresholds of borrowing capacity, as defined in the NACoal Facility, of $15.0 million. At December 31, 2016, NACoal was in compliance with all covenants in the NACoal Facility.

NACoal believes funds available from cash on hand at the Company, the NACoal Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the NACoal Facility.
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of NACoal as of December 31, 2016:

	Payments Due by Period
Contractual Obligations	Total	2017	2018	2019	2020	2021	Thereafter
NACoal Facility	$80,000	$—	$80,000	$—	$—	$—	$—
Variable interest payments on NACoal Facility	5,139	2,741	2,398	—	—	—	—
Other debt	7,373	202	213	225	236	250	6,247
Other interest	3,120	388	375	342	330	317	1,368
Capital lease obligations, including principal and interest	9,270	1,732	1,591	1,952	1,105	1,084	1,806
Operating leases	12,527	4,009	2,927	1,765	1,580	1,338	908
Purchase and other obligations	29,118	29,118	—	—	—	—	—
Total contractual cash obligations	$146,547	$38,190	$87,504	$4,284	$3,251	$2,989	$10,329
Not included in the table above, NACoal has a long-term liability of approximately $0.6 million for unrecognized tax benefits, including interest and penalties, as of December 31, 2016. At this time, the Company is unable to make a reasonable estimate of the timing of payments due to, among other factors, the uncertainty of the timing and outcome of its tax audits.

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
NACoal’s variable interest payments are calculated based upon NACoal’s anticipated payment schedule and the December 31, 2016 base rate and applicable margins, as defined in the NACoal Facility. A 1/8% increase in the base rate would increase NACoal’s estimated total annual interest payments on the NACoal Facility by approximately $0.7 million.
The purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll and incentive compensation.
Pension and postretirement funding can vary significantly each year due to plan amendments, changes in the market value of plan assets, legislation and the Company’s decisions to contribute above the minimum regulatory funding requirements. As a result, pension and postretirement funding has not been included in the table above. NACoal does not expect to contribute to its pension plan in 2017. NACoal maintains one supplemental retirement plan that pays monthly benefits to participants directly out of corporate funds and expects to pay benefits of approximately $0.8 million in 2017 and approximately $0.5 million per year from 2018 through 2026. Benefit payments beyond that time cannot currently be estimated. All other pension benefit payments are made from assets of the pension plan. NACoal also expects to make payments related to its other postretirement plans of approximately $0.3 million per year from 2018 through 2026. Benefit payments beyond that time cannot currently be estimated.
NACoal has a long-term liability of $23.1 million, primarily for asset retirement obligations, that is not included in the table above due to the uncertainty of the timing of payments to settle this liability.

NACoal is a party to certain guarantees related to Coyote Creek that are not included in the table above as the Company believes that the likelihood of NACoal’s future performance under the guarantees is remote, and no amounts related to these guarantees have been recorded. See Note 19 to the Consolidated Financial Statements for further discussion of the Company's guarantees.
Off Balance Sheet Arrangements
NACoal has not entered into any off balance sheet financing arrangements, other than operating leases, which are disclosed in the contractual obligations table above.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Capital Expenditures
Following is a table which summarizes actual and planned capital expenditures (in millions):

	Planned	Actual	Actual
	2017	2016	2015
NACoal	$16.2	$10.1	$4.1
Planned expenditures for 2017 include mine machinery and equipment. These expenditures are expected to be funded from internally generated funds and bank borrowings.
Capital Structure
NACoal’s capital structure is presented below:

	December 31
	2016	2015	Change
Cash and cash equivalents	$10,978	$12,718	$(1,740)
Other net tangible assets	145,028	159,099	(14,071)
Intangible assets, net	45,678	48,181	(2,503)
Net assets	201,684	219,998	(18,314)
Total debt	(96,039)	(111,617)	15,578
Total equity	$105,645	$108,381	$(2,736)
Debt to total capitalization	48%	51%	(3)%
The decrease in other net tangible assets was primarily due to changes in deferred taxes and assets held for sale partially offset by accrued payroll.
Total equity decreased primarily due to $10.2 million of dividends paid to NACCO during 2016 and a $0.8 million increase in accumulated other comprehensive loss, partially offset by NACoal's 2016 net income of $8.2 million
OUTLOOK

In 2017, NACoal expects a significant increase in tons sold and income before income taxes compared with 2016, excluding the effect of the 2016 asset impairment and legal resolution charges.

Results in 2017 are expected to benefit from substantially higher income before tax from the unconsolidated mining operations due to the start of production at Bisti in early January 2017 and to a full year of income at the Coyote Creek mine. In addition, in early October 2016, NAM commenced operations at new limerock quarries for a new customer, which is also expected to contribute to the increase in income from the unconsolidated mining operations.

Bisti expects to deliver approximately 5.0 to 6.0 million tons of coal per year when the power plant supplied by its customer is operating at anticipated levels. Coyote Creek expects to deliver between 2.0 to 2.5 million tons of coal annually when its customer's power plant operates at anticipated levels. In July 2016, Liberty began delivering coal to its customer for facility testing and commissioning. Production levels at Liberty are expected to increase gradually and to build to full production of approximately 4.5 million tons of coal annually beginning in 2023, although the pace of future deliveries will be affected by the timing of the Kemper County Energy Facility reaching full operating capacity.

Income before income taxes is also expected to benefit moderately from fewer expenses related to the Otter Creek reserves and a lower, more moderate, operating loss at Centennial as it manages ongoing mine reclamation obligations.

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
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

expenditures related to mine reclamation will continue until reclamation is complete, or ownership of, or responsibility for, the mines is transferred.

The improvement in income before income taxes is expected to be partially offset by a significant decrease in royalty and other income as a result of lower anticipated oil and gas royalties in 2017 and a third party completing mining of company-owned reserves in Southern Ohio during 2016. Lower results from NAM's consolidated limerock mining operations due to an anticipated decline in customer requirements is also expected to partially offset improved income before income taxes. MLMC's 2017 results are expected to be comparable to 2016, with a decrease in the first half of the year expected to be offset by improvements in the second half.

Cash flow before financing activities is expected to be strong in 2017 but decrease compared with 2016. Capital expenditures are estimated to be approximately $16 million in 2017.

Over the longer-term, NACoal continues to expect that the earnings of its unconsolidated operations will increase by approximately 50% from the 2012 level of $45.2 million through the development and maturation of its newer operations and normal escalation of contractual compensation at its existing operations. Income related to NACoal's newer mines, including the commencement of production at Bisti and increased deliveries at Liberty, are expected to advance progress toward this goal in 2017 and beyond. In recent years, generally low U.S. inflation rates have slowed the rate by which fees at unconsolidated mines have escalated and some newer mines, such as Liberty, have experienced slower than anticipated growth in customer demand. As a result, achievement of the goal to increase earnings of the unconsolidated operations by 50% is currently expected to occur in 2020 or 2021, later than previously anticipated, with the timing ultimately dependent on future inflation rates and customer demand.

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
FINANCIAL REVIEW
Operating Results
The results of operations for HBB were as follows for the years ended December 31:

	2016	2015	2014
Revenues	$605,170	$620,977	$559,683
Operating profit	$43,033	$34,801	$35,772
Interest expense	$1,165	$1,831	$1,137
Other expense	$770	$1,470	$1,132
Net income	$26,557	$19,749	$23,144
Effective income tax rate	35.4%	37.3%	30.9%

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

2016 Compared with 2015
The following table identifies the components of change in revenues for 2016 compared with 2015:

Revenues
2015	$620,977
Increase (decrease) from:
Unit volume and product mix	(9,259)
Foreign currency	(7,700)
Average sales price	1,152
2016	$605,170
Revenues for 2016 decreased 2.5% compared with 2015 primarily due to decreased sales volumes, mainly in the U.S. consumer retail market, and unfavorable foreign currency movements as both the Mexican peso and Canadian dollar weakened against the U.S. dollar.
The following table identifies the components of change in operating profit for 2016 compared with 2015:

Operating Profit
2015	$34,801
Increase (decrease) from:
Gross profit	6,543
Selling, general and administrative expenses	2,958
Foreign currency	(1,269)
2016	$43,033

HBB's operating profit increased in 2016 compared with 2015 primarily as a result of an increase in gross profit and a decrease in Selling, general and administrative expenses, partially offset by unfavorable foreign currency movements. The increase in gross profit mainly resulted from a shift in sales mix to higher-priced and higher-margin products and lower costs, partially offset by reduced sales volumes. Selling, general and administrative expenses decreased as a result of lower professional and outside service fees, decreased advertising and marketing expenses and a reduction in environmental expenses in 2016 compared with 2015. HBB recorded $1.5 million in 2015 for environmental investigation and remediation at HBB's Picton, Ontario facility. These decreases in Selling, general and administrative expenses were partially offset by higher employee-related costs. Foreign currency movements were also unfavorable as the Mexican peso weakened against the U.S. dollar.

Net income increased to $26.6 million in 2016 compared with $19.7 million in 2015 primarily due to the factors affecting the change in operating profit.

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

HBB's operating profit decreased in 2015 compared with 2014 primarily as a result of unfavorable foreign currency movements and an increase in Selling, general and administrative expenses partially offset by operating profit contributed by Weston Brands and an increase in gross profit. Foreign currency movements were unfavorable as both the Mexican peso and Canadian dollar weakened against the U.S. dollar. Selling, general and administrative expenses increased as a result of higher professional and outside service fees and higher employee-related expenses partially offset by a reduction in environmental expenses in 2015 compared with 2014. HBB recorded $1.5 million and $3.3 million in 2015 and 2014, respectively, for environmental investigation and remediation at HBB's Picton, Ontario facility. The 2014 increase in environmental expense was partially offset by an $0.8 million reduction to HBB's environmental liability as a result of a third party's commitment to share in anticipated remediation costs at HBB's Southern Pines and Mt. Airy locations. Weston Brands' operating profit includes certain integration costs, including relocation and employee severance expenses, as well as $1.4 million in amortization expense on acquired intangibles relating to the Weston acquisition. The increase in gross profit primarily resulted from increased sales volumes partially offset by a shift in mix to products with lower margins.

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
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the change in cash flow for the years ended December 31:

	2016	2015	Change
Operating activities:
Net income	$26,557	$19,749	$6,808
Depreciation and amortization	4,681	4,750	(69)
Other	1,279	(2,361)	3,640
Working capital changes	26,214	(8,197)	34,411
Net cash provided by operating activities	58,731	13,941	44,790

Investing activities:
Expenditures for property, plant and equipment	(4,814)	(4,365)	(449)
Acquisition of business	—	(413)	413
Other	26	3	23
Net cash used for investing activities	(4,788)	(4,775)	(13)

Cash flow before financing activities	$53,943	$9,166	$44,777
Net cash provided by operating activities increased $44.8 million in 2016 compared with 2015 primarily due to the change in working capital, which was largely attributable to a change in accounts payable partially offset by the change in accounts receivable. Accounts payable had a significant increase during 2016 compared with a large decrease in 2015 primarily due to a change in the timing of payments. Accounts receivable increased during 2016 compared with a decrease in 2015 attributable to a shift in the timing of sales and collections in 2016 compared with 2015.

	2016	2015	Change
Financing activities:
Net additions (reductions) to revolving credit agreements	$(19,651)	$4,912	$(24,563)
Cash dividends paid to NACCO	(32,000)	(15,000)	(17,000)
Other	(186)	—	(186)
Net cash used for financing activities	$(51,837)	$(10,088)	$(41,749)

The change in net cash used for financing activities was primarily the result of a reduction in borrowings under the revolving credit facility in 2016 compared with an increase in borrowings in 2015, as well as an increase in cash dividends paid to NACCO in 2016.
Financing Activities
HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires in June 2021. The obligations under the HBB Facility are secured by substantially all of HBB's assets. The approximate book value of HBB's assets held as collateral under the HBB Facility was $257.2 million as of December 31, 2016. At December 31, 2016, the borrowing base under the HBB Facility was $113.0 million and borrowings outstanding were $37.9 million. At December 31, 2016, the excess availability under the HBB Facility was $75.1 million.

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
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

the liquidity provided by the HBB Facility. A portion of the availability is denominated in Canadian dollars to provide funding to HBB's Canadian subsidiary. Borrowings bear interest at a floating rate, which can be a base rate, LIBOR or bankers' acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective December 31, 2016, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.50%, respectively. The applicable margins, effective December 31, 2016, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.00% and 1.50%, respectively. The HBB Facility also requires a fee of 0.25% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability. The weighted average interest rate applicable to the HBB Facility at December 31, 2016 was 2.67%, including the floating rate margin and the effect of the interest rate swap agreements discussed below.

To reduce the exposure to changes in the market rate of interest, HBB has entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require HBB to receive a variable interest rate and pay a fixed interest rate. HBB has interest rate swaps with notional values totaling $20.0 million at December 31, 2016 at a fixed interest rate of 1.4%. HBB also has delayed start interest rate swaps with notional values totaling $25.0 million at December 31, 2016, with fixed rates of 1.6% and 1.7%. See Note 2 and Note 9 to the Consolidated Financial Statements in this Form10-K for further discussion of HBB's interest rate swap agreements.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to NACCO, subject to achieving availability thresholds. Dividends are discretionary to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $25.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At December 31, 2016, HBB was in compliance with all covenants in the HBB Facility.

HBB believes funds available from cash on hand at the Company, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the HBB Facility.
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of HBB as of December 31, 2016:

	Payments Due by Period
Contractual Obligations	Total	2017	2018	2019	2020	2021	Thereafter
HBB Facility	$37,917	$11,917	$—	$—	$—	$26,000	$—
Variable interest payments on HBB Facility	8,218	1,296	1,555	1,908	2,213	1,246	—
Other debt	798	798	—	—	—	—	—
Purchase and other obligations	175,085	164,979	3,560	3,471	3,075	—	—
Operating leases	40,848	5,889	5,556	5,362	5,295	3,547	15,199
Total contractual cash obligations	$262,866	$184,879	$10,671	$10,741	$10,583	$30,793	$15,199
Not included in the table above, HBB has a long-term liability of approximately $0.5 million for unrecognized tax benefits, including interest and penalties, as of December 31, 2016. At this time, the Company is unable to make a reasonable estimate of the timing of payments due to, among other factors, the uncertainty of the timing and outcome of its audits.
An event of default, as defined in the HBB Facility and in HBB’s operating agreements, could cause an acceleration of the payment schedule. No such event of default has occurred or is anticipated to occur.
HBB’s variable interest payments are calculated based upon HBB's anticipated payment schedule and the December 31, 2016 base rate and applicable margins, as defined in the HBB Facility. A 1/8% increase in the base rate would increase HBB’s estimated total annual interest payments on the HBB Facility by approximately $0.3 million.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll and incentive compensation.
Pension funding can vary significantly each year due to plan amendments, changes in the market value of plan assets, legislation and the Company’s decisions to contribute above the minimum regulatory funding requirements. As a result, pension funding has not been included in the table above. HBB does not expect to contribute to its U.S. pension plans in 2017 and expects to contribute less than $0.1 million to its non-U.S. pension plans in 2017. Pension benefit payments are made from assets of the pension plans.
Off Balance Sheet Arrangements
HBB has not entered into any off balance sheet financing arrangements, other than operating leases, which are disclosed in the contractual obligations table above.
Capital Expenditures
Following is a table which summarizes actual and planned capital expenditures (in millions):

	Planned	Actual	Actual
	2017	2016	2015
HBB	$7.8	$4.8	$4.4
Planned expenditures for 2017 are primarily for improvements to HBB’s information technology infrastructure and tooling for new products. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Capital Structure
HBB’s capital structure is presented below:

	December 31
	2016	2015	Change
Cash and cash equivalents	$2,321	$474	$1,847
Other net tangible assets	66,916	94,353	(27,437)
Goodwill and intangible assets, net	13,534	14,915	(1,381)
Net assets	82,771	109,742	(26,971)
Total debt	(38,714)	(58,365)	19,651
Total equity	$44,057	$51,377	$(7,320)
Debt to total capitalization	47%	53%	(6)%

Net assets decreased $27.0 million from December 31, 2015 primarily due to increases in accounts payable, other current liabilities and accrued payroll. The increase in accounts payable was primarily due to a change in the timing of payments in 2016 compared with 2015. The other current liabilities increase is primarily attributable to changes in accrued cooperative advertising in 2016 compared with 2015.

Total debt decreased $19.7 million primarily due to the timing of working capital payments partially offset by dividends paid to NACCO during 2016.

Total equity decreased $7.3 million primarily due to $32.0 million of dividends paid to NACCO during 2016 and a $2.8 million increase in accumulated other comprehensive loss, mainly due to changes in the foreign currency translation adjustment, partially offset by HBB's 2016 net income of $26.6 million.

OUTLOOK

Overall consumer confidence and financial pressures experienced by the middle-market consumer and changing consumer buying patterns continue to create uncertainty about the overall growth prospects for the U.S. retail market for small appliances. In this context, 2017 U.S. and Canadian consumer retail markets for small kitchen appliances are expected to be comparable to 2016, while international and commercial markets in which HBB participates are expected to continue to grow moderately. Sales are expected to continue to shift from in-store channels to internet sales channels.

HBB continues to focus on strengthening the consumer market position of its various product lines through product innovation, promotions, increased placements and branding programs. HBB will continue to leverage its strong brand portfolio by introducing new innovative products, as well as upgrades to certain existing products across a wide range of brands, price points and categories in both retail and commercial marketplaces. The company continues to pursue opportunities to create or add product lines and brands that can be distributed in high-end or specialty stores and on the Internet, including the Hamilton Beach® Professional premium line of counter-top kitchen appliances, which was introduced in the second half of 2016. HBB also expects its growing global commercial business to benefit from broader distribution of several newer products.

As a result of this market environment and its product introductions, HBB's sales volumes and revenues are expected to increase modestly in 2017 compared with 2016. This increase is expected to be slightly more than the anticipated market growth due to enhanced distribution and increased higher-margin product placements resulting from the execution of the company's strategic initiatives, both domestically and internationally.

Net income in 2017 is also expected to increase modestly compared with 2016 as benefits of the increased revenues are expected to be mostly offset by the costs to implement these initiatives, as well as increased advertising and distribution costs. HBB continues to monitor currency effects, as well as commodity and other input costs, closely, and intends to continue to adjust product prices and product placements as market conditions permit.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

In 2017, cash flow before financing activities is expected to be substantial but lower than 2016 and capital expenditures are estimated to be approximately $8 million.

Longer term, HBB will work to improve return on sales through economies of scale derived from market growth and its strategic revenue growth initiatives. These initiatives are focused on enhancing HBB's placements in the North American consumer business, enhancing sales in the ecommerce market, expanding its participation in the "only-the-best" market by investing in new products to be sold under the Wolf Gourmet®, Weston® and Hamilton Beach® Professional brand names, expanding internationally in emerging growth markets, increasing its global commercial presence through enhanced global product lines for chains and distributors serving the global food service and hospitality markets and leveraging its other strategic initiatives to drive category and channel expansion.

THE KITCHEN COLLECTION, LLC
KC’s business is seasonal and a majority of revenues and operating profit typically occurs in the second half of the year when sales of small electric appliances to consumers increase significantly for the fall holiday-selling season.
At December 31, 2016, KC operated 223 stores compared with 229 stores at December 31, 2015.
FINANCIAL REVIEW
Operating Results
The results of operations for KC were as follows for the years ended December 31:

	2016	2015	2014
Revenues	$144,351	$150,988	$168,545
Operating profit (loss)	$376	$165	$(7,075)
Interest expense	$209	$131	$367
Net loss	$(355)	$(420)	$(4,603)
Effective income tax rate	n/m	n/m	38.7%
2016 Compared with 2015
The following table identifies the components of change in revenues for 2016 compared with 2015:

Revenues
2015	$150,988
Increase (decrease) from:
Closed stores	(7,907)
Comparable stores	(3,981)
New stores	5,028
Other	223
2016	$144,351
Revenues decreased 4.4% in 2016 compared with 2015. The decrease was primarily the result of the loss of sales from closing unprofitable stores during 2016 and 2015 and a decline in comparable store sales. The decrease in comparable store sales resulted from fewer customer visits and a reduction in store transactions as a result of reduced consumer traffic, partially offset by an increase in the average sales transaction value for 2016 compared with 2015. These decreases were also offset by sales at newly opened stores.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The following table identifies the components of change in operating profit for 2016 compared with 2015:

Operating profit
2015	$165
Increase (decrease) from:
Closed stores	369
Comparable stores	101
Selling, general and administrative expenses and other	31
Affordable Care Act ("ACA") penalty	(156)
New stores	(134)
2016	$376
KC's operating profit increased in 2016 compared with 2015 primarily as a result of closing unprofitable stores.
KC reported a net loss of $0.4 million in both years as the improvement in operating profit in 2016 was offset by higher interest and income tax expenses.
2015 Compared with 2014
The following table identifies the components of change in revenues for 2015 compared with 2014:

Revenues
2014	$168,545
Increase (decrease) from:
Le Gourmet Chef ("LGC") closed stores	(11,365)
KC closed stores	(10,050)
Comparable stores	(2,055)
Other	(459)
New stores	6,372
2015	$150,988
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
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The following table identifies the components of change in operating loss for 2015 compared with 2014:

Operating profit (loss)
2014	$(7,075)
Increase (decrease) from:
Comparable stores	2,189
Selling, general and administrative expenses and other	1,434
LGC closed stores	1,141
Lease termination penalties	1,121
KC closed stores	898
Asset impairment charges	877
New stores	455
ACA penalty	(875)
2015	$165
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
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the change in cash flow for the years ended December 31:

	2016	2015	Change
Operating activities:
Net loss	$(355)	$(420)	$65
Depreciation	1,545	1,558	(13)
Other	(219)	771	(990)
Working capital changes	2,862	10,639	(7,777)
Net cash provided by operating activities	3,833	12,548	(8,715)

Investing activities:
Expenditures for property, plant and equipment	(1,188)	(1,806)	618
Other	51	38	13
Net cash used for investing activities	(1,137)	(1,768)	631

Cash flow before financing activities	$2,696	$10,780	$(8,084)
Net cash provided by operating activities decreased $8.7 million during 2016 compared with 2015 primarily due to the change in working capital. The change in working capital was attributable to an increase in inventory during 2016 compared with a large decrease during 2015, partially offset by a large increase in accounts payable during 2016 compared with a decrease during 2015. The increase in inventory during 2016 was primarily attributable to an increase in inventory per store at December 31, 2016 and the increase in accounts payable during 2016 was due to the timing of inventory purchases.

	2016	2015	Change
Financing activities:
Cash dividends paid to NACCO	$(10,000)	$—	$(10,000)
Net cash used for financing activities	$(10,000)	$—	$(10,000)
The $10.0 million change in net cash used for financing activities during 2016 compared with 2015 was the result of cash dividends paid to NACCO.
Financing Activities
KC has a $25.0 million secured revolving line of credit that expires in September 2019 (the “KC Facility”). The obligations under the KC Facility are secured by substantially all of the assets of KC. The approximate book value of KC's assets held as collateral under the KC Facility was $51.0 million as of December 31, 2016. At December 31, 2016, the borrowing base and excess availability under the KC Facility were $20.5 million. KC had no borrowings outstanding under the KC Facility at December 31, 2016.

The maximum availability under the KC Facility is derived from a borrowing base formula using KC's eligible inventory and eligible credit card accounts receivable, as defined in the KC Facility. Borrowings bear interest at a floating rate plus a margin based on the excess availability under the agreement, as defined in the KC Facility, which can be either a base rate plus a margin of 1.00% or LIBOR plus a margin of 2.00% as of December 31, 2016. The KC Facility also requires a fee of 0.32% per annum on the unused commitment.

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
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

month period, so long as KC has excess availability, as defined in the KC Facility, of at least $6.3 million after giving effect to such payment and maintaining a minimum fixed charge coverage ratio of 1.1 to 1.0, as defined in the KC Facility; (ii) $2.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $6.3 million after giving effect to such payment and (iii) in such amounts as determined by KC, so long as KC has excess availability under the KC Facility of $12.5 million after giving effect to such payment. At December 31, 2016, KC was in compliance with all financial covenants in the KC Facility.

KC believes funds available from cash on hand at the Company, the KC Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the KC Facility.
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of KC as of December 31, 2016:

	Payments Due by Period
Contractual Obligations	Total	2017	2018	2019	2020	2021	Thereafter
Purchase and other obligations	$33,829	$33,829	$—	$—	$—	$—	$—
Operating leases	66,940	18,753	14,451	10,543	8,096	5,208	9,889
Total contractual cash obligations	$100,769	$52,582	$14,451	$10,543	$8,096	$5,208	$9,889
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
Capital Expenditures
Following is a table which summarizes actual and planned capital expenditures (in millions):

	Planned	Actual	Actual
	2017	2016	2015
KC	$1.6	$1.2	$1.8
Planned expenditures in 2017 for property, plant and equipment are primarily for improvements to KC’s information technology infrastructure, store remodels and new store fixtures. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Capital Structure
KC’s capital structure is presented below.

	December 31
	2016	2015	Change
Cash and cash equivalents	$9,010	$16,314	$(7,304)
Other net tangible assets	12,384	15,436	(3,052)
Net assets	21,394	31,750	(10,356)
Total debt	—	—	—
Total equity	$21,394	$31,750	$(10,356)
Debt to total capitalization	(a)	(a)	(a)
(a)Debt to total capitalization is not meaningful as KC has no outstanding debt at December 31, 2016 or
December 31, 2015.

Other net tangible assets decreased $3.1 million from December 31, 2015 primarily due to an increase in accounts payable partially offset by an increase in inventory. The increases in accounts payable and inventory are primarily attributable to timing and an increase in average inventory per store at December 31, 2016 compared with December 31, 2015.

OUTLOOK

A shift in consumer shopping patterns has led to declining consumer traffic to physical retail locations and reduced in-store transactions as consumers buy more over the Internet or utilize the Internet for comparison shopping. Financial pressures on middle-market consumers interested in housewares and small appliances continue to persist and have also adversely affected sales trends in these categories over the last few years. These factors are expected to continue to limit KC's target consumers' spending on housewares and small appliances, resulting in continued market softness in 2017. Given this market environment, KC expects to continue to aggressively manage and reduce its store portfolio and continue its focus on a smaller core group of profitable Kitchen Collection® outlet stores. The company closed 17 stores early in the first quarter of 2017 and plans to open a limited number of stores throughout the remainder of the year in locations that are expected to generate acceptable profitability. As a result of these actions, KC anticipates revenues to decline modestly in 2017 compared with 2016, with full year 2017 results comparable to 2016, provided customer visits are at expected levels. Cash flow before financing activities is expected to be positive in 2017 but substantially lower than 2016 and capital expenditures are estimated to be $1.6 million.

KC aims to provide consumers with products they want at affordable prices. KC's continued focus on increasing the average sale per transaction, the average closure rate and the number of items per transaction through the continued refinement of its format and improved customer interactions to enhance customers' store experience is expected to generate comparable store sales growth over time. Additionally, improved product offerings, a focus on sales of higher-margin products, merchandise mix and displays, new store profitability, closure of underperforming stores and optimizing expense structure are expected to generate improved operating profit over time. As a result, KC believes its smaller core store portfolio is well positioned to take advantage of any future market rebound.

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
FINANCIAL REVIEW
Operating Results
The results of operations at NACCO and Other were as follows for the years ended December 31:

	2016	2015	2014
Revenues	$—	$—	$—
Operating loss	$(7,278)	$(4,248)	$(5,456)
Other (income) expense, including closed mine obligations	$(535)	$649	$2,284
Net loss	$(4,816)	$(3,346)	$(5,344)

2016 Compared with 2015

NACCO and Other recognized an increased operating loss in 2016 compared with 2015. The increase in the operating loss was primarily due to higher employee-related expenses in 2016 partially offset by higher management fees charged to the subsidiaries.

NACCO and Other recognized other income in 2016 compared with other expense in 2015 primarily due to revisions of estimated cash flows for the Bellaire asset retirement obligation.

NACCO and Other recognized a net loss of $4.8 million in 2016 compared with a net loss of $3.3 million in 2015 primarily due to the factors affecting the operating loss and other (income) expense.

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

Stock Repurchase Programs

See, "Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" and Note 13 to the Consolidated Financial Statements in this Form 10-K for a discussion of the Company's stock repurchase programs.

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

	2016	2015	2014
NACoal	$7,360	$5,328	$4,521
HBB	$3,860	$3,654	$3,714
KC	$280	$270	$260
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
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of NACCO and Other as of December 31, 2016:

Contractual Obligations	Total	2017	2018	2019	2020	2021	Thereafter
Operating leases	$1,674	$279	$279	$279	$279	$279	$279
Purchase and other obligations	8,846	8,846	—	—	—	—	—
Total contractual cash obligations	$10,520	$9,125	$279	$279	$279	$279	$279
Not included in the table above, NACCO has a long-term liability of approximately $0.2 million for unrecognized tax benefits, including interest and penalties, as of December 31, 2016. Pension and postretirement funding can vary significantly each year due to plan amendments, changes in the market value of plan assets, legislation and the Company’s funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension and postretirement funding has not been included in the table above. NACCO does not expect to contribute to its pension plan during 2017. NACCO and Other maintains one supplemental retirement plan that pays monthly benefits to participants directly out of corporate funds. Annual benefit payments are expected to be less than $0.1 million per year over the next ten years. Benefit payments beyond that time cannot currently be estimated. All other pension benefit payments are made from assets of the pension plan.
The purchase and other obligations are primarily for accounts payable, open purchase orders, accrued payroll and incentive compensation.
NACCO and Other has a long-term liability of $18.7 million, primarily for asset retirement obligations, that is not included in the table above due to the uncertainty of the timing of payments to settle these liabilities.

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
Capital Structure
NACCO’s consolidated capital structure is presented below:

	December 31
	2016	2015	Change
Cash and cash equivalents	$80,648	$52,499	$28,149
Other net tangible assets	236,823	278,786	(41,963)
Goodwill and intangible assets, net	59,212	63,096	(3,884)
Net assets	376,683	394,381	(17,698)
Total debt	(134,753)	(169,982)	35,229
Closed mine obligations	(21,637)	(23,261)	1,624
Total equity	$220,293	$201,138	$19,155
Debt to total capitalization - continuing operations	38%	46%	(8)%

RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting Standards Adopted in 2016: In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, "Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update)."  ASU 2015-15 amends Subtopic 835-30 to include that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of debt issuance costs over the term of the line-of-credit arrangement, whether or not there are any outstanding borrowings on the line-of-credit arrangement. The adoption of this guidance did not have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, "Inventory - Simplifying the Measurement of Inventory," which requires that inventory be measured at lower of cost or net realizable value. The Company elected early adoption of this guidance, which did not have a material effect on the Company's financial position, results of operations, cash flows and related disclosures.

Accounting Standards Not Yet Adopted: In May 2014, the FASB codified in ASC 606, "Revenue Recognition - Revenue from Contracts with Customers," which supersedes most current revenue recognition guidance, including industry-specific guidance, and requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to customers and provide additional disclosures. As amended, the effective date for public entities is annual reporting periods beginning after December 15, 2017 and interim periods therein. The Company anticipates adopting the new revenue guidance effective January 1, 2018 using the modified retrospective method with the cumulative effect of initially applying the standard recognized as an adjustment to equity. The Company has developed a project plan with respect to its implementation of this standard, including identification of revenue streams and review of contracts and procedures currently in place, and is evaluating the impact on the Company's financial position, results of operations and cash flows. The adoption of this guidance will result in increased disclosures to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. The Company is in the process of identifying and implementing changes to processes and controls to meet the standard's updated reporting and

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

disclosure requirements and continues to update its assessment of the impact of the standard. The Company expects to further its assessment of the financial impact of the new guidance on its consolidated financial statements by mid-2017.

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
Compliance with these increasingly stringent regulations could result in higher expenditures for both capital improvements and operating costs. The Company’s policies stress environmental responsibility and compliance with these regulations. Based on current information, management does not expect compliance with these regulations to have a material adverse effect on the Company’s financial condition or results of operations. See Item 1 in Part I of this Form 10-K for further discussion of these matters.
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

HBB: (1) changes in the sales prices, product mix or levels of consumer purchases of small electric and specialty housewares appliances, (2) changes in consumer retail and credit markets, (3) bankruptcy of or loss of major retail customers or suppliers, (4) changes in costs, including transportation costs, of sourced products, (5) delays in delivery of sourced products, (6) changes in or unavailability of quality or cost effective suppliers, (7) exchange rate fluctuations, changes in the import tariffs and monetary policies and other changes in the regulatory climate in the countries in which HBB buys, operates and/or sells products, (8) product liability, regulatory actions or other litigation, warranty claims or returns of products, (9) customer acceptance of, changes in costs of, or delays in the development of new products, (10) increased competition, including consolidation within the industry and (11) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation.

KC: (1) increased competition, including through online channels, (2) shift in consumer shopping patterns, gasoline prices, weather conditions, the level of consumer confidence and disposable income as a result of economic conditions, unemployment rates or other events or conditions that may adversely affect the number of customers visiting Kitchen Collection® stores, (3) changes in the sales prices, product mix or levels of consumer purchases of kitchenware and small electric appliances, (4) changes in costs, including transportation costs, of inventory, (5) delays in delivery or the unavailability of inventory, (6) customer acceptance of new products, (7) the anticipated impact of the opening of new stores, the ability to renegotiate existing leases and effectively and efficiently close under-performing stores and (8) changes in the import tariffs and monetary policies and other changes in the regulatory climate in the countries in which KC buys, operates and/or sells products.

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
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its liabilities. The fair value of the Company's interest rate swap agreements was a receivable of $1.1 million at December 31, 2016. A hypothetical 10% decrease in interest rates would cause an increase of $0.1 million in the fair value of interest rate swap agreements and the resulting fair value would be a receivable of $1.2 million.
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
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. The fair value of the Company's foreign currency exchange contracts was a net receivable of $0.1 million at December 31, 2016. Assuming a hypothetical 10% weakening of the U.S. dollar compared with the Canadian dollar at December 31, 2016, the fair value of foreign currency-sensitive financial instruments, which represents forward foreign currency exchange contracts, would be decreased by $1.1 million compared with its fair value at December 31, 2016. It is important to note that the change in fair value indicated in this sensitivity analysis would be somewhat offset by changes in the fair value of the underlying receivables and payables.
COMMODITY PRICE RISK
The Company uses certain commodities, including steel and diesel fuel, in the normal course of its mining processes. As such, the cost of operations is subject to variability as the market for these commodities changes. The Company monitors this risk and utilizes forward purchase contracts to manage a portion of NACoal's exposure related to diesel fuel volatility. There have been no material changes in the Company's commodity price risk during 2016.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is set forth in the Financial Statements and Supplementary Data contained in Part IV of this Form 10-K and is hereby incorporated herein by reference to such information.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure for the three-year period ended December 31, 2016.

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
Management's report on internal control over financial reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation under the framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2016. The Company's effectiveness of internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 15 of this Form 10-K and incorporated herein by reference.
Changes in internal control: There have been no changes in the Company's internal control over financial reporting, that occurred during the fourth quarter of 2016, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. OTHER INFORMATION
None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to Directors of the Company will be set forth in the 2017 Proxy Statement under the subheadings “Part III — Proposals To Be Voted On At The 2017 Annual Meeting — Proposal 1 — Election of Directors — Director Nominee Information,” which information is incorporated herein by reference.
Information with respect to the audit review committee and the audit review committee financial expert will be set forth in the 2017 Proxy Statement under the subheading “Part I — Corporate Governance Information — Directors' Meetings and Committees,” which information is incorporated herein by reference.
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Company's Directors, executive officers and holders of more than ten percent of the Company's equity securities will be set forth in the 2017 Proxy Statement under the subheading “Part IV — Other Important Information — Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.
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
Item 11. EXECUTIVE COMPENSATION
Information with respect to executive compensation will be set forth in the 2017 Proxy Statement under the headings “Part II — Executive Compensation Information” and “Part III — Proposals To Be Voted On At The 2017 Annual Meeting — Proposal 1 — Election of Directors — Director Compensation,” which information is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2017 Proxy Statement under the subheading “ Part IV — Other Important Information — Beneficial Ownership of Class A Common and Class B Common,” which information is incorporated herein by reference.
Information with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance will be set forth in the 2017 Proxy Statement under the subheading “Part IV — Other Important Information — Equity Compensation Plan Information," which information is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to certain relationships and related transactions will be set forth in the 2017 Proxy Statement under the subheadings “Part I — Corporate Governance Information — Review and Approval of Related Person Transactions,” which information is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services will be set forth in the 2017 Proxy Statement under the heading “Part III — Proposals To Be Voted On At The 2017 Annual Meeting — Proposal 6 — Ratification of the Appointment of Ernst & Young LLP as the Company's Independent Registered Public Accounting Firm for 2017,” which information is incorporated herein by reference.

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

March 1, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alfred M. Rankin, Jr.	Chairman, President and Chief Executive Officer (principal executive officer), Director	March 1, 2017
Alfred M. Rankin, Jr.

/s/ Elizabeth I. Loveman	Vice President and Controller (principal financial and accounting officer)	March 1, 2017
Elizabeth I. Loveman

* John P. Jumper	Director	March 1, 2017
John P. Jumper

* Dennis W. LaBarre	Director	March 1, 2017
Dennis W. LaBarre

* Michael S. Miller	Director	March 1, 2017
Michael S. Miller

* Richard de J. Osborne	Director	March 1, 2017
Richard de J. Osborne

* James A. Ratner	Director	March 1, 2017
James A. Ratner

* Britton T. Taplin	Director	March 1, 2017
Britton T. Taplin

* David F. Taplin	Director	March 1, 2017
David F. Taplin

* David B. H. Williams	Director	March 1, 2017
David B. H. Williams

* Elizabeth I. Loveman, by signing her name hereto, does hereby sign this Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.

/s/ Elizabeth I. Loveman	March 1, 2017
Elizabeth I. Loveman, Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a)(1) AND (2), AND ITEM 15(c)
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULES
YEAR ENDED DECEMBER 31, 2016
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of NACCO Industries, Inc.

We have audited the accompanying consolidated balance sheets of NACCO Industries, Inc. and Subsidiaries (collectively “the Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NACCO Industries, Inc. and Subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NACCO Industries, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
March 1, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of NACCO Industries, Inc.

We have audited NACCO Industries, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). NACCO Industries, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s report on internal control over financial reporting in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, NACCO Industries, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NACCO Industries, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
March 1, 2017

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2016	2015	2014
	(In thousands, except per share data)
Revenues	$856,438	$915,860	$896,782
Cost of sales	650,585	736,364	711,710
Gross profit	205,853	179,496	185,072
Earnings of unconsolidated mines	55,238	48,432	48,396
Operating expenses
Selling, general and administrative expenses	197,903	193,925	198,697
Centennial asset impairment charge	17,443	—	105,119
Amortization of intangible assets	3,884	3,987	3,300
Loss (gain) on sale of assets	146	(1,811)	(7,339)
	219,376	196,101	299,777
Operating profit (loss)	41,715	31,827	(66,309)
Other expense (income)
Interest expense	5,692	6,924	7,566
Income from other unconsolidated affiliates	(1,221)	(2,040)	(161)
Closed mine obligations	(214)	919	2,582
Other, net, including interest income	2,988	1,225	277
	7,245	7,028	10,264
Income (loss) before income tax provision (benefit)	34,470	24,799	(76,573)
Income tax provision (benefit)	4,863	2,815	(38,455)
Net income (loss)	$29,607	$21,984	$(38,118)

Basic earnings (loss) per share	$4.34	$3.14	$(5.02)

Diluted earnings (loss) per share	$4.32	$3.13	$(5.02)

Basic weighted average shares outstanding	6,818	7,001	7,590
Diluted weighted average shares outstanding	6,854	7,022	7,590

See notes to consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2016	2015	2014
	(In thousands)
Net income (loss)	$29,607	$21,984	$(38,118)
Other comprehensive income (loss)
Foreign currency translation adjustment	(2,078)	(2,756)	(1,896)
Deferred gain on available for sale securities, net of tax	413	17	442
Current period cash flow hedging activity, net of $73 tax benefit in 2016, $357 tax benefit in 2015 and $838 tax benefit in 2014	(252)	(577)	(1,518)
Reclassification of hedging activities into earnings, net of $419 tax benefit in 2016, $191 tax benefit in 2015 and $489 tax benefit in 2014	757	409	898
Current period pension and postretirement plan adjustment, net of $1,098 tax benefit in 2016, $1,222 tax benefit in 2015 and $3,292 tax benefit in 2014	(2,011)	(1,204)	(6,483)
Reclassification of pension and postretirement adjustments into earnings, net of $408 tax benefit in 2016, $420 tax benefit in 2015 and $313 tax benefit in 2014	688	856	627
Total other comprehensive loss	$(2,483)	$(3,255)	$(7,930)
Comprehensive income (loss)	$27,124	$18,729	$(46,048)
See notes to consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2016	2015
	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$80,648	$52,499
Accounts receivable, net of allowances of $17,035 in 2016 and $19,801 in 2015	117,463	111,020
Accounts receivable from unconsolidated subsidiaries	7,404	3,085
Inventories, net	157,342	165,016
Assets held for sale	2,016	17,497
Prepaid expenses and other	16,859	12,317
Total current assets	381,732	361,434
Property, plant and equipment, net	131,049	132,539
Goodwill	6,253	6,253
Other intangibles, net	52,959	56,843
Deferred income taxes	28,380	42,013
Investment in unconsolidated subsidiaries	31,054	24,643
Deferred costs	10,037	7,065
Other non-current assets	26,557	24,618
Total assets	$668,021	$655,408
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$128,248	$100,300
Revolving credit agreements of subsidiaries — not guaranteed by the parent company	12,714	8,365
Current maturities of long-term debt of subsidiaries — not guaranteed by the parent company	1,744	1,504
Accrued payroll	32,925	40,854
Accrued cooperative advertising	15,056	10,676
Other current liabilities	31,141	30,047
Total current liabilities	221,828	191,746
Long-term debt of subsidiaries — not guaranteed by the parent company	120,295	160,113
Asset retirement obligations	38,262	39,780
Pension and other postretirement obligations	14,271	10,046
Other long-term liabilities	53,072	52,585
Total liabilities	447,728	454,270
Stockholders’ equity
Common stock:
Class A, par value $1 per share, 5,207,955 shares outstanding (2015 - 5,265,446 shares outstanding)	5,208	5,265
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,570,915 shares outstanding (2015 - 1,571,727 shares outstanding)	1,571	1,572
Capital in excess of par value	—	—
Retained earnings	239,441	217,745
Accumulated other comprehensive loss	(25,927)	(23,444)
Total stockholders’ equity	220,293	201,138
Total liabilities and equity	$668,021	$655,408
See notes to consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2016	2015	2014
	(In thousands)
Operating Activities
Net income (loss)	$29,607	$21,984	$(38,118)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	19,276	23,680	28,070
Amortization of deferred financing fees	596	1,089	229
Deferred income taxes	12,697	(6,942)	(41,347)
Centennial asset impairment charge	17,443	—	105,119
Loss (gain) on sale of assets	146	(1,811)	(7,339)
Other	1,649	1,754	14,667
Working capital changes, excluding the effect of business acquisitions:
Accounts receivable	(10,417)	66,486	(22,506)
Inventories	4,902	24,149	(879)
Other current assets	(2,632)	4,530	201
Accounts payable	27,098	(28,867)	(2,963)
Other current liabilities	(6,430)	1,950	(15,335)
Net cash provided by operating activities	93,935	108,002	19,799

Investing Activities
Expenditures for property, plant and equipment	(16,167)	(10,615)	(57,500)
Acquisition of business	—	(413)	(25,000)
Proceeds from the sale of assets	8,060	3,471	8,134
Other	(1,710)	(734)	(568)
Net cash used for investing activities	(9,817)	(8,291)	(74,934)

Financing Activities
Reductions of long-term debt	(46,564)	(6,282)	(9,399)
Net additions (reductions) to revolving credit agreements	4,349	(71,635)	73,546
Cash dividends paid	(7,262)	(7,296)	(7,755)
Purchase of treasury shares	(6,044)	(24,010)	(35,075)
Financing fees paid	(186)	—	(333)
Other	(3)	922	(5)
Net cash provided by (used for) financing activities	(55,710)	(108,301)	20,979

Effect of exchange rate changes on cash	(259)	(46)	(99)
Cash and Cash Equivalents
Increase (decrease) for the year	28,149	(8,636)	(34,255)
Balance at the beginning of the year	52,499	61,135	95,390
Balance at the end of the year	$80,648	$52,499	$61,135
See notes to consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Available for Sale Securities	Deferred Gain (Loss) on Cash Flow Hedging	Pension and Postretirement Plan Adjustment	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2014	$6,290	$1,581	$—	$302,168	$(803)	$1,021	$676	$(13,153)	$297,780
Stock-based compensation	28	—	2,544	—	—	—	—	—	2,572
Purchase of treasury shares	(664)	—	(2,544)	(31,867)	—	—	—	—	(35,075)
Conversion of Class B to Class A shares	8	(8)	—	—	—	—	—	—	—
Net loss	—	—	—	(38,118)	—	—	—	—	(38,118)
Cash dividends on Class A and Class B common stock: $1.0225 per share	—	—	—	(7,755)	—	—	—	—	(7,755)
Current period other comprehensive income (loss)	—	—	—	—	(1,896)	442	(1,518)	(6,483)	(9,455)
Reclassification adjustment to net income (loss)	—	—	—	—	—	—	898	627	1,525
Balance, December 31, 2014	$5,662	$1,573	$—	$224,428	$(2,699)	$1,463	$56	$(19,009)	$211,474
Stock-based compensation	45	—	2,196	—	—	—	—	—	2,241
Purchase of treasury shares	(443)	—	(2,196)	(21,371)	—	—	—	—	(24,010)
Conversion of Class B to Class A shares	1	(1)	—	—	—	—	—	—	—
Net income	—	—	—	21,984	—	—	—	—	21,984
Cash dividends on Class A and Class B common stock: $1.0450 per share	—	—	—	(7,296)	—	—	—	—	(7,296)
Current period other comprehensive income (loss)	—	—	—	—	(2,756)	17	(577)	(1,204)	(4,520)
Reclassification adjustment to net income	—	—	—	—	—		409	856	1,265
Balance, December 31, 2015	$5,265	$1,572	$—	$217,745	$(5,455)	$1,480	$(112)	$(19,357)	$201,138
Stock-based compensation	51	—	5,286	—	—	—	—	—	5,337
Purchase of treasury shares	(109)	—	(5,286)	(649)	—	—	—	—	(6,044)
Conversion of Class B to Class A shares	1	(1)	—	—	—	—	—	—	—
Net income	—	—	—	29,607	—	—	—	—	29,607
Cash dividends on Class A and Class B common stock: $1.0650 per share	—	—	—	(7,262)	—	—	—	—	(7,262)
Current period other comprehensive income (loss)	—	—	—	—	(2,078)	413	(252)	(2,011)	(3,928)
Reclassification adjustment to net income (loss)	—	—	—	—	—	—	757	688	1,445
Balance, December 31, 2016	$5,208	$1,571	$—	$239,441	$(7,533)	$1,893	$393	$(20,680)	$220,293
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

The North American Coal Corporation and its affiliated companies (collectively, “NACoal”) mine coal primarily for use in power generation and provide value-added services for natural resource companies. Hamilton Beach Brands, Inc. (“HBB”) is a leading designer, marketer and distributor of small electric household and specialty housewares appliances as well as commercial products for restaurants, bars and hotels. The Kitchen Collection, LLC (“KC”) is a national specialty retailer of kitchenware operating under the Kitchen Collection®store name in outlet and traditional malls throughout the United States.

NACoal has the following operating coal mining subsidiaries: Bisti Fuels Company, LLC ("Bisti"), Caddo Creek Resources Company, LLC (“Caddo Creek”), Camino Real Fuels, LLC (“Camino Real”), The Coteau Properties Company (“Coteau”), Coyote Creek Mining Company, LLC (“Coyote Creek”), Demery Resources Company, LLC (“Demery”), The Falkirk Mining Company (“Falkirk”), Liberty Fuels Company, LLC (“Liberty”), Mississippi Lignite Mining Company (“MLMC”) and The Sabine Mining Company (“Sabine”).

All of the operating coal mining subsidiaries other than MLMC are unconsolidated (collectively the "Unconsolidated Mines"). The Unconsolidated Mines were formed to develop, construct and/or operate surface coal mines under long-term contracts and are capitalized primarily with debt financing provided by or supported by their respective customers, and without recourse to NACCO and NACoal. The contracts with the customers of the Unconsolidated Mines provide for reimbursement to the company at a price based on actual costs plus an agreed pre-tax profit per ton of coal sold or actual costs plus an agreed upon fee per btu of heating value delivered. The fees earned at each mine adjust over time in line with various indices which reflect general U.S. inflation rates.

Although NACoal owns 100% of the equity and manages the daily operations of the Unconsolidated Mines, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities or absorb any expected losses without additional support from the customers. The customers have a controlling financial interest and have the power to direct the activities that most significantly affect the economic performance of the entities. As a result, NACoal is not the primary beneficiary and therefore does not consolidate these entities' financial position or results of operations. The income taxes resulting from operations of the Unconsolidated Mines are solely the responsibility of the Company. The pre-tax income from the Unconsolidated Mines is reported on the line “Earnings of unconsolidated mines” in the Consolidated Statements of Operations, with related taxes included in the provision for income taxes. The Company has included the pre-tax earnings of the Unconsolidated Mines above operating profit as they are an integral component of the Company's business and operating results.

MLMC is a consolidated entity because NACoal pays all operating costs and provides the capital for the mine. MLMC sells coal to its customer at a contractually agreed upon price which adjusts monthly, primarily based on changes in the level of established indices which reflect general U.S. inflation rates. Centennial Natural Resources, LLC ("Centennial"), which ceased coal production in the fourth quarter of 2015, is also a consolidated entity.

NACoal provides value-added mining services for independently owned limerock quarries through its North American Mining ("NAM") division. NAM is reimbursed by its customers based on actual costs plus a management fee. The financial results for NAM are included in consolidated mining operations or unconsolidated mining operations based on each entity's structure.

NACoal also provides coal handling, processing and drying services for a number of customers. For example, NoDak Energy Services, LLC ("NoDak") operates and maintains a coal processing facility for a customer's power plant. The pre-tax income from NoDak is reported on the line "Income from other unconsolidated affiliates" in the "Other (income) expense" section of the Consolidated Statements of Operations, with the related income taxes included in the provision for income taxes. North American Coal Royalty Company, a consolidated entity, provides surface and mineral acquisition and lease maintenance services related to the Company's operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

All of the unconsolidated subsidiaries are accounted for under the equity method. See Note 19 for further discussion.

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
Inventories: NACoal and HBB inventories are stated at the lower of cost or net realizable value. The weighted average method is used for coal inventory. The first-in, first-out (“FIFO”) method is used for HBB's inventory. KC retail inventories are stated at the lower of cost or market using the retail inventory method. Reserves are maintained for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Upon a subsequent sale or disposal of the impaired inventory, the corresponding reserve for impaired value is relieved to ensure that the cost basis of the inventory reflects any write-downs.
Property, Plant and Equipment, Net: Property, plant and equipment are initially recorded at cost. Depreciation, depletion and amortization are provided in amounts sufficient to amortize the cost of the assets, including assets recorded under capital leases, over their estimated useful lives using the straight-line method. Buildings and building improvements are depreciated using a 40 year life or, at NACoal, over the life of the mine, which is generally 30 years. Estimated lives for machinery and equipment range from three to 15 years. Leasehold improvements are depreciated over the shorter of the estimated useful life or the term of the lease. The units-of-production method is used to amortize certain tooling for sourced products and certain coal-related assets based on estimated recoverable tonnages. Repairs and maintenance costs are generally expensed when incurred. Asset retirement costs associated with asset retirement obligations are capitalized with the carrying amount of the related long-lived asset and depreciated over the asset's estimated useful life.
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
Coal Supply Agreement: The coal supply agreement represents a long-term supply agreement with a NACoal customer and was recorded based on the fair value at the date of acquisition. The coal supply agreement is amortized based on units of production over the term of the agreement, which is estimated to be 30 years. The Company reviews identified intangible assets for impairment when changes in circumstances or the occurrence of certain events indicate potential impairment.
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
Advertising Costs: Advertising costs, except for direct response advertising, are expensed as incurred. Total advertising expense was $22.7 million, $21.8 million and $20.4 million in 2016, 2015 and 2014, respectively. Included in these advertising costs are amounts related to cooperative advertising programs at HBB that are recorded as a reduction of sales in the Consolidated Statements of Operations as related revenues are recognized. Direct response advertising, which consists primarily of costs to produce television commercials for HBB products, is capitalized and amortized over the expected period of future benefits. No assets related to direct response advertising were capitalized at December 31, 2016 or 2015.
Product Development Costs: Expenses associated with the development of new products and changes to existing products are charged to expense as incurred. These costs amounted to $9.7 million in 2016 and $9.6 million in both 2015 and 2014.
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
Stock Compensation: The Company maintains long-term incentive programs at all of its subsidiaries. The parent company has stock compensation plans that allow the grant of shares of Class A common stock, subject to restrictions, as a means of retaining and rewarding selected employees for long-term performance and to increase ownership in the Company. Shares awarded under the plans are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends at the earliest of (i) five years after the participant's retirement date, (ii) ten years from the award date, or (iii) the participant's death or permanent disability. Pursuant to the plans, the Company issued 62,425 and 37,986 shares related to the years ended December 31, 2016 and 2015, respectively. After the issuance of these shares, there were 100,757 shares of Class A common stock available for issuance under these plans. Compensation expense related to these share awards was $4.3 million ($2.8 million net of tax), $1.7 million ($1.1 million net of tax) and $1.8 million ($1.2 million net of tax) for the years ended December 31, 2016, 2015 and 2014, respectively. Compensation expense represents fair value based on the market price of the shares of Class A common stock at the grant date.
The Company also has a stock compensation plan for non-employee directors of the Company under which a portion of the non-employee director's annual retainer is paid in restricted shares of Class A common stock. For the year ended December 31, 2016, $75,000 of the non-employee director's annual retainer of $131,000 was paid in restricted shares of Class A common stock. For the year ended December 31, 2015, $75,000 of the non-employee director's annual retainer of $131,000 was paid in restricted shares of Class A common stock. For the year ended December 31, 2014, $69,000 of the non-employee director's annual retainer of $125,000 was paid in restricted shares of Class A common stock. Shares awarded under the plan are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends at the earliest of (i) ten years from the award date, (ii) the date of the director's death or permanent disability, (iii) five years (or earlier with the approval of the Board of Directors) after the director's date of retirement from the Board of Directors, or (iv) the date the director has both retired from the Board of Directors and has reached age 70. Pursuant to this plan, the Company issued 10,690, 11,496 and 10,446 shares related to the years ended December 31, 2016, 2015 and 2014, respectively. In addition to the mandatory retainer fee received in restricted stock, directors may elect to receive shares of Class A common stock in lieu of cash for up to 100% of the balance of their annual retainer, meeting attendance fees, committee retainer and any committee chairman's fees. These voluntary shares are not subject to any restrictions. Total shares issued under voluntary elections were 2,282 in 2016, 2,553 in 2015, and 1,335 in 2014. After the issuance of these shares, there were 34,240 shares of Class A common stock available for issuance under this

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

plan. Compensation expense related to these awards was $0.9 million ($0.6 million net of tax), $0.7 million ($0.5 million net of tax) and $0.6 million ($0.4 million net of tax) for the years ended December 31, 2016, 2015 and 2014, respectively. Compensation expense represents fair value based on the market price of the shares of Class A common stock at the grant date.
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

Recently Issued Accounting Standards

Accounting Standards Adopted in 2016: In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, "Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update)."  ASU 2015-15 amends Subtopic 835-30 to include that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of debt issuance costs over the term of the line-of-credit arrangement, whether or not there are any outstanding borrowings on the line-of-credit arrangement. The adoption of this guidance did not have a material effect on the Company's financial position, results of operations, cash flows or related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, "Inventory - Simplifying the Measurement of Inventory," which requires that inventory be measured at lower of cost or net realizable value. The Company elected early adoption of this guidance, which did not have a material effect on the Company's financial position, results of operations, cash flows and related disclosures.

Accounting Standards Not Yet Adopted: In May 2014, the FASB codified in ASC 606, "Revenue Recognition - Revenue from Contracts with Customers," which supersedes most current revenue recognition guidance, including industry-specific guidance, and requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to customers and provide additional disclosures. As amended, the effective date for public entities is annual reporting periods beginning after December 15, 2017 and interim periods therein. The Company anticipates adopting the new revenue guidance effective January 1, 2018 using the modified retrospective method with the cumulative effect of initially applying the standard recognized as an adjustment to equity. The Company has developed a project plan with respect to its implementation of this standard, including identification of revenue streams and review of contracts and procedures currently in place, and is evaluating the impact on the Company's financial position, results of operations and cash flows. The adoption of this guidance will result in increased disclosures to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. The Company is in the process of identifying and implementing changes to processes and controls to meet the standard's updated reporting and disclosure requirements and continues to update its assessment of the impact of the standard. The Company expects to further its assessment of the financial impact of the new guidance on its consolidated financial statements by mid-2017.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 3—Other Transactions

NACoal: During the fourth quarter of 2016, NACoal recorded a $3.3 million charge related to the resolution of a legal matter. This charge is recorded on the line "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

During 2014, NACoal determined that indicators of impairment existed at Centennial and, as a result, reviewed Centennial's long-lived assets for impairment. NACoal recorded a non-cash, asset impairment charge of $105.1 million in 2014 for Centennial's long-lived asset group as "Centennial asset impairment charge" in the Consolidated Statements of Operations. During the third quarter of 2015, revisions were made to Centennial's asset retirement obligations due to revised estimated cash flows and the timing of those cash flows, resulting in a $7.5 million charge. Also as a result of its decision to cease mining operations, the Company recognized a $0.6 million charge for severance and other employee benefit costs in 2015. Both of these charges are recorded on the line "Cost of sales" in the Consolidated Statements of Operations. See Note 7 for further discussion of the Company's asset retirement obligations.

Centennial ceased active mining operations at the end of 2015. As of December 31, 2015, the Company began actively marketing Centennial's mine machinery and equipment as assets held for sale. During the third quarter of 2016, the Company's NACoal subsidiary recorded an additional non-cash impairment charge of $17.4 million, reducing the carrying value of coal, land and real estate and assets held for sale at Centennial. These charges are recorded on the line "Centennial asset impairment charge" in the Consolidated Statements of Operations. See Note 10 for further discussion of the Company's asset impairment charges.

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

NOTE 4—Inventories

Inventories are summarized as follows:

	December 31
	2016	2015
Coal - NACoal	$13,137	$16,652
Mining supplies - NACoal	15,790	21,755
Total inventories at weighted average cost	28,927	38,407
Sourced inventories - HBB	95,008	97,511
Retail inventories - KC	33,407	29,098
Total inventories	$157,342	$165,016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 5—Property, Plant and Equipment, Net

Property, plant and equipment, net includes the following:

	December 31
	2016	2015
Coal lands and real estate:
NACoal	$48,636	$54,928
HBB	226	226
NACCO and Other	469	469
	49,331	55,623
Plant and equipment:
NACoal	141,440	126,939
HBB	53,495	49,002
KC	25,149	26,119
NACCO and Other	5,007	4,978
	225,091	207,038
Property, plant and equipment, at cost	274,422	262,661
Less allowances for depreciation, depletion and amortization	143,373	130,122
	$131,049	$132,539
Total depreciation, depletion and amortization expense on property, plant and equipment was $15.4 million, $19.7 million and $24.8 million during 2016, 2015, and 2014, respectively.

NOTE 6—Intangible Assets
Intangible assets other than goodwill, which are subject to amortization, consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance at December 31, 2016
NACoal:
Coal supply agreement	$84,200	$(38,523)	$45,677

HBB:
Customer relationships	$5,760	$(1,960)	$3,800
Trademarks	3,100	(408)	2,692
Other intangibles	1,240	(450)	790
	$10,100	$(2,818)	$7,282

Balance at December 31, 2015
NACoal:
Coal supply agreement	$84,200	$(36,020)	$48,180

HBB:
Customer relationships	$5,760	$(1,000)	$4,760
Trademarks	3,100	(208)	2,892
Other intangibles	1,240	(229)	1,011
	$10,100	$(1,437)	$8,663

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Amortization expense for intangible assets was $3.9 million, $4.0 million and $3.3 million in 2016, 2015 and 2014, respectively.
Expected annual amortization expense of NACoal's coal supply agreement for the next five years is as follows: $2.8 million in 2017, $2.9 million in 2018, 2019, 2020 and 2021. The coal supply agreement is amortized based on units of production over the term of the agreement, which is estimated to be 30 years.
Expected annual amortization expense of HBB's intangible assets for the next five years is $1.4 million in 2017, 2018 and 2019, $1.2 million in 2020 and $0.2 million in 2021. The weighted average amortization period for HBB's intangible assets is approximately 9 years.

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
A reconciliation of the Company's beginning and ending aggregate carrying amount of the asset retirement obligations are as follows:

NACCO Consolidated
Balance at January 1, 2015	$41,819
Liabilities settled during the period	(7,835)
Accretion expense	2,361
Revision of estimated cash flows	7,247
Balance at December 31, 2015	$43,592
Liabilities settled during the period	(2,321)
Accretion expense	2,659
Revision of estimated cash flows	(1,825)
Balance at December 31, 2016	$42,105
Asset retirement obligations totaled $42.1 million at December 31, 2016, of which, $3.8 million is included on the line "Other current liabilities" and $38.3 million on the line "Asset retirement obligations" in the Consolidated Balance Sheets.

Prior to 2014, Bellaire established a $5.0 million Mine Water Treatment Trust to provide a financial assurance mechanism in order to assure the long-term treatment of post-mining discharges. The fair value of the Mine Water Treatment assets, which are recognized as a component of "Other Non-Current Assets" on the Consolidated Balance Sheets, are $7.9 million at December 31, 2016 and are legally restricted for purposes of settling the Bellaire asset retirement obligation. See Note 10 for further fair value disclosure.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 8—Current and Long-Term Financing

Financing arrangements are obtained and maintained at the subsidiary level. NACCO has not guaranteed any borrowings of its subsidiaries.
The following table summarizes the Company's available and outstanding borrowings:

	December 31
	2016	2015
Total outstanding borrowings:
Revolving credit agreements:
NACoal	$80,000	$100,000
HBB	37,917	57,513
	$117,917	$157,513

Capital lease obligations and other term loans — NACoal	$16,039	$11,617
Other debt — HBB	797	852
Total debt outstanding	$134,753	$169,982

Current portion of borrowings outstanding:
NACoal	$1,744	$1,504
HBB	12,714	8,365
	$14,458	$9,869
Long-term portion of borrowings outstanding:
NACoal	$94,295	$110,113
HBB	26,000	50,000
	$120,295	$160,113
Total available borrowings, net of limitations, under revolving credit agreements:
NACoal	$223,933	$223,795
HBB	112,975	111,590
KC	20,525	18,299
	$357,433	$353,684
Unused revolving credit agreements:
NACoal	$143,933	$123,795
HBB	75,058	54,077
KC	20,525	18,299
	$239,516	$196,171
Weighted average stated interest rate on total borrowings:
NACoal	2.9%	2.4%
HBB	2.3%	2.3%

Weighted average effective interest rate on total borrowings (including interest rate swap agreements):
NACoal	3.4%	3.3%
HBB	2.7%	2.7%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Annual maturities of total debt, excluding capital leases, are as follows:

2017	$202
2018	80,213
2019	225
2020	236
2021	38,965
Thereafter	6,247
$126,088
Including swap settlements, interest paid on total debt was $5.8 million, $6.5 million and $7.4 million during 2016, 2015 and 2014, respectively. Interest capitalized was less than $0.1 million in both 2016 and 2015.
NACoal: NACoal has an unsecured revolving line of credit of up to $225.0 million (the “NACoal Facility”) that expires in November 2018. Borrowings outstanding under the NACoal Facility were $80.0 million at December 31, 2016. At December 31, 2016, the excess availability under the NACoal Facility was $143.9 million, which reflects a reduction for outstanding letters of credit of $1.1 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon NACoal achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective December 31, 2016, for base rate and LIBOR loans were 1.00% and 2.00%, respectively. The NACoal Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.35% on the unused commitment at December 31, 2016. The weighted average interest rate applicable to the NACoal Facility at December 31, 2016 was 3.39% including the floating rate margin and the effect of the interest rate swap agreements.

The NACoal Facility contains restrictive covenants, which require, among other things, NACoal to maintain a maximum debt to EBITDA ratio of 3.50 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The NACoal Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 3.00 to 1.00 in conjunction with maintaining unused availability thresholds of borrowing capacity, as defined in the NACoal Facility, of $15.0 million. At December 31, 2016, NACoal was in compliance with all financial covenants in the NACoal Facility.
HBB: HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires in June 2021. The obligations under the HBB Facility are secured by substantially all of HBB's assets. The approximate book value of HBB's assets held as collateral under the HBB Facility was $257.2 million as of December 31, 2016. At December 31, 2016, the borrowing base under the HBB Facility was $113.0 million and borrowings outstanding were $37.9 million. At December 31, 2016, the excess availability under the HBB Facility was $75.1 million.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible accounts receivable, inventory and trademarks of the borrowers, as defined in the HBB Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the HBB Facility. A portion of the availability is denominated in Canadian dollars to provide funding to HBB's Canadian subsidiary. Borrowings bear interest at a floating rate, which can be a base rate, LIBOR or bankers' acceptance rate, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective December 31, 2016, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.50%, respectively. The applicable margins, effective December 31, 2016, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.00% and 1.50%, respectively. The HBB Facility also requires a fee of 0.25% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability. The weighted average interest rate applicable to the HBB Facility at December 31, 2016 was 2.67% including the floating rate margin and the effect of the interest rate swap agreement.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to NACCO, subject to achieving availability thresholds. Dividends are discretionary to the extent that for the thirty days prior to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

dividend payment date, and after giving effect to the dividend payment, HBB maintains Excess Availability of not less than $25.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At December 31, 2016, HBB was in compliance with all financial covenants in the HBB Facility.
KC: KC has a $25.0 million secured revolving line of credit that expires in September 2019 (the “KC Facility”). The obligations under the KC Facility are secured by substantially all assets of KC. The approximate book value of KC's assets held as collateral under the KC Facility was $51.0 million as of December 31, 2016. At December 31, 2016, the borrowing base and excess availability under the KC Facility were $20.5 million. KC had no borrowings outstanding under the KC Facility as of December 31, 2016.

The maximum availability under the KC Facility is derived from a borrowing base formula using KC's eligible inventory and eligible credit card accounts receivable, as defined in the KC Facility. Borrowings bear interest at a floating rate plus a margin based on the excess availability under the agreement, as defined in the KC Facility, which can be either a base rate plus a margin of 1.00% or LIBOR plus a margin of 2.00% as of December 31, 2016. The KC Facility also requires a fee of 0.32% per annum on the unused commitment.

The KC Facility allows for the payment of dividends to NACCO, subject to certain restrictions based on availability and meeting a fixed charge coverage ratio as described in the KC Facility. Dividends are limited to (i) $6.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $6.3 million after giving effect to such payment and maintaining a minimum fixed charge coverage ratio of 1.1 to 1.0, as defined in the KC Facility; (ii) $2.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $6.3 million after giving effect to such payment and (iii) in such amounts as determined by KC, so long as KC has excess availability under the KC Facility of $12.5 million after giving effect to such payment. At December 31, 2016, KC was in compliance with all financial covenants in the KC Facility.

NOTE 9—Derivative Financial Instruments

The Company measures its derivatives at fair value using significant observable inputs, which is Level 2 as defined in the fair value hierarchy. The Company uses a present value technique that incorporates the LIBOR swap curve, foreign currency spot rates and foreign currency forward rates to value its derivatives, including its interest rate swap agreements and foreign currency exchange contracts, and also incorporates the effect of its subsidiary and counterparty credit risk into the valuation.
Foreign Currency Derivatives: HBB held forward foreign currency exchange contracts with total notional amounts of $9.0 million and $7.3 million at December 31, 2016 and 2015, respectively, denominated primarily in Canadian dollars and Mexican pesos. The fair value of these contracts approximated a net receivable of $0.1 million and $0.4 million at December 31, 2016 and 2015, respectively.
Forward foreign currency exchange contracts that qualify for hedge accounting are used to hedge transactions expected to occur within the next twelve months. The mark-to-market effect of forward foreign currency exchange contracts that are considered effective as hedges has been included in AOCI.
Interest Rate Derivatives: HBB has interest rate swaps that hedge interest payments on its one-month LIBOR borrowings. During the second quarter of 2016, HBB entered into four delayed start interest rate swap agreements. All swaps have been designated as cash flow hedges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The following table summarizes the notional amounts, related rates and remaining terms of interest rate swap agreements active and delayed at December 31 in millions:

	Notional Amount		Average Fixed Rate		Remaining Term at
	2016	2015	2016	2015	December 31, 2016
HBB - Interest rate swaps	$20.0	$20.0	1.4%	1.4%	extending to January 2020
HBB - Delayed start interest rate swaps	$15.0	$—	1.6%	—%	extending to January 2024
HBB - Delayed start interest rate swaps	$10.0	$—	1.7%	—%	extending to January 2024
The fair value of HBB's interest rate swap agreements was a net receivable of $0.8 million at December 31, 2016 and net receivable of less than $0.1 million at December 31, 2015. The mark-to-market effect of interest rate swap agreements that are considered effective as hedges has been included in AOCI. The interest rate swap agreements held by HBB on December 31, 2016 are expected to continue to be effective as hedges.

NACoal has interest rate swaps that hedge interest payments on its one-month LIBOR borrowings. The following table summarizes the notional amounts, related rates and remaining terms of the interest rate swap agreement active at December 31 in millions:

	Notional Amount		Average Fixed Rate		Remaining Term at
	2016	2015	2016	2015	December 31, 2016
NACoal	$80.0	$100.0	1.4%	1.4%	extending to May 2018
The fair value of NACoal's interest rate swap agreement was a net payable of $0.3 million at December 31, 2016. The mark-to-market effect of the interest rate swap agreement that is considered effective as a hedge has been included in AOCI. The interest rate swap agreement held by NACoal on December 31, 2016 is expected to continue to be effective as a hedge.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The following table summarizes the fair value of derivative instruments at December 31 as recorded in the Consolidated Balance Sheets:

	Asset Derivatives			Liability Derivatives
	Balance sheet location	2016	2015	Balance sheet location	2016	2015
Derivatives designated as hedging instruments
Interest rate swap agreements
Current	Prepaid expenses and other	$14	$1	Other current liabilities	$239	$289
Long-term	Other non-current assets	760	2	Other long-term liabilities	100	409
Foreign currency exchange contracts
Current	Prepaid expenses and other	147	386	Other current liabilities	—	—
Total derivatives		$921	$389		$339	$698

The following table summarizes the pre-tax impact of derivative instruments for each year ended December 31 as recorded in the Consolidated Statements of Operations:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2016	2015	2014		2016	2015	2014		2016	2015	2014
Interest rate swap agreements	$(57)	$(1,922)	$(2,664)	Interest expense	$(1,187)	$(1,460)	$(1,495)	N/A	$—	$—	$—

Foreign currency exchange contracts	(268)	988	308	Cost of sales	11	860	108	N/A	—	—	—
Total	$(325)	$(934)	$(2,356)		$(1,176)	$(600)	$(1,387)		$—	$—	$—

		Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	2016	2015	2014
Foreign currency exchange contracts	Cost of sales or Other	$—	$—	$25
Total		$—	$—	$25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 10—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities	$7,882	$7,882	$—	$—
Interest rate swap agreements	774	—	774	—
Foreign currency exchange contracts	147	—	147	—
	$8,803	$7,882	$921	$—
Liabilities:
Interest rate swap agreements	$339	$—	$339	$—
	$339	$—	$339	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities	$7,247	$7,247	$—	$—
Interest rate swap agreements	3	—	3	—
Foreign currency exchange contracts	386	—	386	—
	$7,636	$7,247	$389	$—
Liabilities:
Interest rate swap agreements	$698	$—	$698	$—
	$698	$—	$698	$—

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

There were no transfers into or out of Levels 1, 2 or 3 during the year ended December 31, 2016.

Nonrecurring Fair Value Measurements: Centennial ceased coal production in the fourth quarter of 2015 and the Company concurrently began actively marketing Centennial's mine machinery and equipment. The Company classified these assets as held for sale during the fourth quarter of 2015 when management approved and committed to a formal plan of sale. Centennial's coal land and real estate did not meet the held-for-sale criteria and remained within property, plant and equipment as a long-lived asset.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

As a result of various unfavorable conditions, including but not limited to weakness in the U.S. and global coal markets and certain asset-specific factors, the Company determined the carrying value of Centennial's coal land and real estate were not recoverable during the third quarter of 2016. The Company also conducted a review of the carrying value of Centennial's mine machinery and equipment classified as assets held for sale during the third quarter of 2016. The fair values of these assets were calculated using a combination of a market and income approach and reduced the carrying value of coal land and real estate to zero and assets held for sale to approximately $5.0 million as of September 30, 2016. The Company recognized an aggregate impairment charge of $17.4 million during the third quarter of 2016. The asset impairment charge was recorded as "Centennial asset impairment charge" in the Consolidated Statement of Operations during 2016 and relates exclusively to the NACoal segment.

The Company previously determined that indicators of potential impairment were present during the fourth quarter of 2014 with respect to its Centennial mining operations asset group. The Company assessed the recoverability of Centennial's assets and determined that the assets were not fully recoverable when compared to the remaining future undiscounted cash flows from these assets. As a result, the Company estimated the fair value of the asset group and the long-lived assets were written down to their estimated fair value which resulted in a non-cash asset impairment charge of $105.1 million during the fourth quarter of 2014. The asset impairment charge was recorded as "Centennial asset impairment charge" in the Consolidated Statement of Operations during 2014 and relates exclusively to the NACoal segment.

Other Fair Value Measurement Disclosures: The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account subsidiary credit risk, which is Level 2 as defined in the fair value hierarchy. At December 31, 2016 and December 31, 2015, both the fair value and the book value of revolving credit agreements and long-term debt, excluding capital leases, was $126.1 million and $159.8 million, respectively.
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable and derivatives. HBB maintains significant accounts receivable balances with several large retail customers. At December 31, 2016 and 2015, receivables from HBB's five largest customers represented 55.8% and 56.8%, respectively, of the Company's consolidated net accounts receivable. In addition, under its mining contracts, NACoal recognizes revenue and a related receivable as coal or limerock is delivered or predevelopment services are provided. These mining contracts provide for monthly settlements. HBB and NACoal's significant credit concentration is uncollateralized; however, historically minimal credit losses have been incurred. To further reduce credit risk associated with accounts receivable, the Company performs periodic credit evaluations of its customers, but does not generally require advance payments or collateral. The Company enters into derivative contracts with high-quality financial institutions and limits the amount of credit exposure to any one institution. See Note 9 for further discussion of the Company's derivative financial instruments.

NOTE 11—Leasing Arrangements

The Company leases certain office and warehouse facilities, retail stores and machinery and equipment under noncancellable capital and operating leases that expire at various dates through 2031. Many leases include renewal and/or fair value purchase options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Future minimum capital and operating lease payments at December 31, 2016 are:

	Capital Leases	Operating Leases
2017	$1,732	$28,930
2018	1,591	23,213
2019	1,952	17,949
2020	1,105	15,250
2021	1,084	10,372
Subsequent to 2021	1,806	26,275
Total minimum lease payments	9,270	$121,989
Amounts representing interest	604
Present value of net minimum lease payments	8,666
Current maturities	1,542
Long-term capital lease obligation	$7,124
Rental expense for all operating leases was $33.3 million, $35.8 million and $39.8 million in 2016, 2015 and 2014, respectively. The Company also recognized $0.7 million, $0.8 million and $0.7 million in 2016, 2015 and 2014, respectively, for rental income on subleases of equipment and buildings under operating leases in which it was the lessee.

KC accrued $1.2 million in early lease termination penalties within "Selling, general, and administrative expenses" for the year ended December 31, 2014. These penalties arose as a result of early exit provisions in certain operating lease contracts permitting KC to exit these sites in the first half of 2015 rather than upon lease expiration in outlying years.

Assets recorded under capital leases are included in property, plant and equipment and consist of the following:

	December 31
	2016	2015
Plant and equipment	$4,807	$4,807
Less accumulated depreciation	3,129	2,529
	$1,678	$2,278
Depreciation of plant and equipment under capital leases is included in depreciation expense in each of the years ended December 31, 2016, 2015 and 2014.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Litigation

During the fourth quarter of 2016, NACoal recorded a $3.3 million charge related to the resolution of a legal matter. This charge is recorded on the line "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

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

At December 31, 2016 and December 31, 2015, HBB had accrued undiscounted obligations of $8.7 million and $9.1 million, respectively, for environmental investigation and remediation activities at these sites. In addition, HBB estimates that it is reasonably possible that it may incur additional expenses in the range of zero to $4.7 million related to the environmental investigation and remediation at these sites.

During 2015 and 2014, HBB recorded $1.5 million and $3.3 million in charges, respectively, in "Selling, general and administrative expenses" in the Consolidated Statement of Operations for environmental investigation and remediation at HBB's Picton, Ontario facility as a result of environmental studies.

NOTE 13—Stockholders' Equity and Earnings Per Share

NACCO Industries, Inc. Class A common stock is traded on the New York Stock Exchange under the ticker symbol “NC.” Because of transfer restrictions on Class B common stock, no trading market has developed, or is expected to develop, for the Company's Class B common stock. The Class B common stock is convertible into Class A common stock on a one-for-one basis at any time at the request of the holder. The Company's Class A common stock and Class B common stock have the same cash dividend rights per share. As the liquidation and dividend rights are identical, any distribution of earnings would be allocated to Class A and Class B stockholders on a proportionate basis, and accordingly the net income per share for each class of common stock is identical. The Class A common stock has one vote per share and the Class B common stock has ten votes per share. The total number of authorized shares of Class A common stock and Class B common stock at December 31, 2016 was 25,000,000 shares and 6,756,176 shares, respectively. Treasury shares of Class A common stock totaling 3,007,334 and 2,950,796 at December 31, 2016 and 2015, respectively, have been deducted from shares outstanding.

Stock Repurchase Programs: On May 10, 2016, the Company's Board of Directors approved a stock repurchase program (the "2016 Stock Repurchase Program"), which provides for the purchase of up to $50 million of the Company's Class A Common Stock outstanding through December 31, 2017. The timing and amount of any repurchases under the 2016 Stock Repurchase Program are determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives and market conditions for the Company's Class A Common Stock. The 2016 Stock Repurchase Program does not require the Company to acquire any specific number of shares. It may be modified, suspended, extended or terminated by the Company at any time without prior notice and may be executed through open market purchases, privately negotiated transactions or otherwise. All or part of the repurchases under the 2016 Stock Repurchase Program may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so. During 2016, the Company repurchased 109,261 shares of Class A Common Stock for an aggregate purchase price of $6.0 million at a weighted average

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

purchase price of $55.32 per share. The Company’s previous $60 million stock repurchase program, under which the Company purchased a total of 1,122,866 shares of Class A Common Stock, was completed in October 2015.
Stock Options: The 1975 and 1981 stock option plans, as amended, provide for the granting to officers and other key employees of options to purchase Class A common stock and Class B common stock of the Company at a price not less than the market value of such stock at the date of grant. Options become exercisable over a four-year period and expire ten years from the date of the grant. During the three-year period ending December 31, 2016, there were 80,701 shares of Class A common stock and 80,100 shares of Class B common stock available for grant. However, no options were granted during the three-year period ended December 31, 2016 and no options remain outstanding at the end of either of the years ended December 31, 2016 or 2015. At present, the Company does not intend to issue additional stock options.
Stock Compensation: See Note 2 for a discussion of the Company's restricted stock awards.

Amounts Reclassified out of Accumulated Other Comprehensive Income: The following table summarizes the amounts reclassified out of AOCI and recognized in the Consolidated Statement of Operations:

	Amount reclassified from AOCI
Details about AOCI components	2016	2015	2014	Location of loss (gain) reclassified from AOCI into income
	(In thousands)
Loss (gain) on cash flow hedging
Foreign exchange contracts	$(11)	$(860)	$(108)	Cost of sales
Interest rate contracts	1,187	1,460	1,495	Interest expense
	1,176	600	1,387	Total before income tax expense
Tax effect	(419)	(191)	(489)	Income tax benefit
	$757	$409	$898	Net of tax

Pension and postretirement plan
Actuarial loss	$1,145	$1,333	$1,015	(a)
Prior-service credit	(49)	(57)	(75)	(a)
	1,096	1,276	940	Total before income tax expense
Tax effect	(408)	(420)	(313)	Income tax benefit
	$688	$856	$627	Net of tax

Total reclassifications for the period	$1,445	$1,265	$1,525	Net of tax

(a) These AOCI components are included in the computation of pension and postretirement expense. See Note 15 for a discussion of the Company's pension and postretirement expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Earnings per Share: The weighted average number of shares of Class A common stock and Class B common stock outstanding used to calculate basic and diluted earnings per share were as follows:

	2016	2015	2014
Basic weighted average shares outstanding	6,818	7,001	7,590
Dilutive effect of restricted stock awards	36	21	N/A
Diluted weighted average shares outstanding	6,854	7,022	7,590

Basic earnings (loss) per share	$4.34	$3.14	$(5.02)

Diluted earnings (loss) per share	$4.32	$3.13	$(5.02)

NOTE 14—Income Taxes

The components of income (loss) from continuing operations before income tax provision (benefit) and the income tax provision (benefit) for the years ended December 31 are as follows:

	2016	2015	2014
Income (loss) before income tax provision (benefit)
Domestic	$34,885	$26,383	$(74,402)
Foreign	(415)	(1,584)	(2,171)
	$34,470	$24,799	$(76,573)
Income tax provision (benefit)
Current income tax provision (benefit):
Federal	$(9,200)	$6,427	$2,778
State	782	2,185	(472)
Foreign	584	1,145	586
Total current	(7,834)	9,757	2,892
Deferred income tax provision (benefit):
Federal	12,393	(7,472)	(38,829)
State	214	925	(1,817)
Foreign	90	(395)	(701)
Total deferred	12,697	(6,942)	(41,347)
	$4,863	$2,815	$(38,455)
The Company made income tax payments of $3.2 million, $10.9 million and $10.2 million during 2016, 2015 and 2014, respectively. During the same periods, income tax refunds totaled $3.0 million, $0.2 million and $0.9 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

A reconciliation of the federal statutory and effective income tax rate for the years ended December 31 is as follows:

	2016	2015	2014
Income (loss) before income tax provision (benefit)	$34,470	$24,799	$(76,573)
Statutory taxes (benefit) at 35.0%	$12,064	$8,679	$(26,801)
State and local income taxes	(908)	(439)	(7,112)
Valuation allowances	2,602	3,525	5,742
Non-deductible expenses	966	787	632
Percentage depletion	(6,374)	(8,406)	(8,572)
R&D and other federal credits	67	(1,854)	(1,397)
Other, net	(183)	(332)	322
Tax settlements	(3,371)	855	(1,269)
Income tax provision	$4,863	$2,815	$(38,455)
Effective income tax rate	14.1%	11.4%	50.2%
As of December 31, 2016, the cumulative unremitted earnings of the Company's foreign subsidiaries are approximately $9.2 million. The Company has provided a cumulative deferred tax liability in the amount of $0.3 million with respect to the cumulative unremitted earnings of the Company as of December 31, 2016 which are expected to be repatriated. The Company has continued to conclude all remaining foreign earnings in excess of this amount will be indefinitely reinvested in its foreign operations and, therefore, the recording of deferred tax liabilities for such unremitted earnings is not required. It is impracticable to determine the amount of unrecognized deferred taxes with respect to these permanently reinvested earnings; however, foreign tax credits would be available to reduce, in part, U.S. income taxes in the event of a distribution.
A detailed summary of the total deferred tax assets and liabilities in the Company's Consolidated Balance Sheets resulting from differences in the book and tax basis of assets and liabilities follows:

	December 31
	2016	2015
Deferred tax assets
Tax carryforwards	$24,138	$12,812
Inventories	3,810	4,680
Accrued expenses and reserves	27,777	30,640
Other employee benefits	10,451	14,253
Partnership investment - development costs	3,818	21,766
Other	16,091	16,170
Total deferred tax assets	86,085	100,321
Less: Valuation allowance	14,495	11,723
	71,590	88,598
Deferred tax liabilities
Depreciation and depletion	41,055	42,679
Accrued pension benefits	1,813	3,610
Unremitted foreign earnings	342	296
Total deferred tax liabilities	43,210	46,585
Net deferred asset	$28,380	$42,013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The following table summarizes the tax carryforwards and associated carryforward periods and related valuation allowances where the Company has determined that realization is uncertain:

	December 31, 2016
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$2,109	$2,109	2021 - Indefinite
State losses	16,351	13,350	2016 - 2035
Research credit	3,301	—	2028 - 2030
Alternative minimum tax credit	8,035	—	Indefinite
Total	$29,796	$15,459

	December 31, 2015
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$915	$915	2020 - Indefinite
State losses	11,098	7,605	2015 - 2034
Research credit	2,807	—	2027 - 2029
Alternative minimum tax credit	1,871	—	Indefinite
Total	$16,691	$8,520
The Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence, both positive and negative, using a “more likely than not” standard. A valuation allowance is required where realization is determined to no longer meet the “more likely than not” standard.  The establishment of a valuation allowance does not have an impact on cash, nor does such an allowance preclude the Company from using its loss carryforwards or other deferred tax assets in future periods. A significant element of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2016. The positive evidence considered by management included a strong earnings history (exclusive of the losses at Centennial, and more specifically the 2014 and 2016 impairment charges, that gave rise to the deferred tax asset) plus evidence indicating that the loss is an isolated one rather than a continuing condition and the Company’s future income-generating capacity and tax-planning strategies. Projected future taxable income and tax-planning strategies were given the appropriate weighting in the analysis and support the conclusion that such positive evidence was sufficient to overcome the weight of negative evidence related to a three-year cumulative loss. Management concluded that it is more likely than not that all of the U.S. Federal net deferred tax asset will be realized based upon projected future taxable income.
The Company has a valuation allowance for certain state and foreign deferred tax assets. Based upon the review of historical earnings and the relevant expiration of carryforwards, including utilization limitations in the various state taxing jurisdictions, the Company believes the valuation allowances are appropriate and does not expect to release valuation allowances within the next twelve months that would have a significant effect on the Company's financial position or results of operations.
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
The following is a reconciliation of the Company's total gross unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the financial statements for the years ended December 31, 2016 and 2015. Approximately $1.2 million and $3.9 million of these gross amounts as of December 31, 2016 and 2015, respectively, relate to permanent items that, if recognized, would impact the effective income tax rate. This amount differs from the gross unrecognized tax benefits presented in the table below due to the decrease in U.S. federal income taxes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

which would occur upon the recognition of the state tax benefits included herein.

	2016	2015	2014
Balance at January 1	$4,870	$3,466	$7,848
Additions based on tax positions related to prior years	348	1,230	453
Additions based on tax positions related to the current year	377	531	921
Reductions due to settlements with taxing authorities	(2,190)	(256)	(4,701)
Reductions due to lapse of the applicable statute of limitations	(1,818)	(101)	(1,055)
Balance at December 31	$1,587	$4,870	$3,466
The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The Company recognized net (benefit)/expense of $(0.7) million, $0.2 million and $(0.9) million in interest and penalties related to uncertain tax positions during 2016, 2015 and 2014, respectively. The total amount of interest and penalties accrued was $0.1 million and $0.7 million as of December 31, 2016 and 2015, respectively.
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
NOTE 15—Retirement Benefit Plans
Defined Benefit Plans: The Company maintains various defined benefit pension plans that provide benefits based on years of service and average compensation during certain periods. Prior to 2014, the Company amended the Combined Defined Benefit Plan for NACCO Industries, Inc. and its subsidiaries (the “Combined Plan”) to freeze pension benefits for all employees, including those for certain Unconsolidated Mines' employees. The Company also amended the Supplemental Retirement Benefit Plan (the “SERP”) to freeze all pension benefits. Certain executive officers also maintain accounts under various deferred compensation plans that were frozen prior to 2014.
All eligible employees of the Company, including employees whose pension benefits are frozen, receive retirement benefits under defined contribution retirement plans.
The assumptions used in accounting for the defined benefit plans were as follows for the years ended December 31:

	2016	2015	2014
U.S. Plans
Weighted average discount rates for pension benefit obligation	3.60% - 4.00%	3.70% - 4.20%	3.45% - 3.95%
Weighted average discount rates for net periodic benefit cost	3.70% - 4.20%	3.45% - 3.95%	4.00% - 4.75%
Expected long-term rate of return on assets for net periodic benefit cost	7.50%	7.75%	7.75%
Non-U.S. Plan
Weighted average discount rates for pension benefit obligation	3.75%	4.00%	3.75%
Weighted average discount rates for net periodic benefit cost	4.00%	3.75%	4.50%
Rate of increase in compensation levels	3.50%	3.50%	3.50%
Expected long-term rate of return on assets for net periodic benefit cost	5.50%	5.75%	6.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Set forth below is a detail of the net periodic pension expense (income) for the defined benefit plans for the years ended December 31:

	2016	2015	2014
U.S. Plans
Interest cost	$2,632	$2,627	$2,754
Expected return on plan assets	(4,860)	(4,892)	(4,689)
Amortization of actuarial loss	910	1,059	837
Amortization of prior service cost	58	50	32
Settlements	90	—	—
Net periodic pension income	$(1,170)	$(1,156)	$(1,066)

Non-U.S. Plan
Interest cost	$144	$152	$196
Expected return on plan assets	(248)	(272)	(296)
Amortization of actuarial loss	13	146	112
Settlements	—	37	—
Net periodic pension (income) expense	$(91)	$63	$12
Set forth below is detail of other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended December 31:

	2016	2015	2014
U.S. Plans
Current year actuarial loss	$2,816	$2,181	$8,896
Amortization of actuarial loss	(910)	(1,059)	(837)
Current year prior service cost	—	147	360
Amortization of prior service cost	(58)	(50)	(32)
Settlements	(90)	—	—
Total recognized in other comprehensive loss	$1,758	$1,219	$8,387
Non-U.S. Plan
Current year actuarial loss (gain)	$318	$(128)	$(94)
Amortization of actuarial loss	(13)	(146)	(112)
Settlements	—	(37)	—
Total recognized in other comprehensive loss (income)	$305	$(311)	$(206)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The following table sets forth the changes in the benefit obligation and the plan assets during the year and the funded status of the defined benefit plans at December 31:

	2016		2015
	U.S. Plans	Non-U.S. Plan	U.S. Plans	Non-U.S. Plan
Change in benefit obligation
Projected benefit obligation at beginning of year	$68,490	$3,519	$72,839	$4,549
Interest cost	2,632	144	2,627	152
Actuarial loss (gain)	2,145	430	(2,884)	(146)
Benefits paid	(3,978)	(176)	(4,393)	(146)
Foreign currency exchange rate changes	—	104	—	(712)
Settlements	(18)	—	—	(178)
Intercompany transfers	(303)	—	301	—
Projected benefit obligation at end of year	$68,968	$4,021	$68,490	$3,519
Accumulated benefit obligation at end of year	$68,968	$4,021	$68,490	$3,519
Change in plan assets
Fair value of plan assets at beginning of year	$64,893	$4,383	$68,675	$5,286
Actual return on plan assets	682	356	110	256
Employer contributions	755	17	424	17
Benefits paid	(3,978)	(176)	(4,393)	(146)
Foreign currency exchange rate changes	—	132	—	(852)
Settlements	(18)	—	—	(178)
Intercompany transfers	(304)	—	77	—
Fair value of plan assets at end of year	$62,030	$4,712	$64,893	$4,383
Funded status at end of year	$(6,938)	$691	$(3,597)	$864
Amounts recognized in the balance sheets consist of:
Noncurrent assets	$5,140	$691	$4,261	$864
Current liabilities	(721)	—	(1,016)	—
Non-current liabilities	(11,357)	—	(6,842)	—
	$(6,938)	$691	$(3,597)	$864
Components of accumulated other comprehensive loss (income) consist of:
Actuarial loss	$29,857	$1,029	$28,041	$737
Prior service cost	996	—	1,054	—
Deferred taxes	(11,957)	(327)	(11,324)	(250)
Currency differences	—	(89)	—	(102)
	$18,896	$613	$17,771	$385
The actuarial loss and prior service cost included in accumulated other comprehensive income (loss) expected to be recognized in net periodic benefit cost in 2017 are $0.9 million ($0.6 million net of tax) and less than $0.1 million, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The Company's policy is to make contributions to fund its pension plans within the range allowed by applicable regulations. The Company expects to contribute less than $0.1 million to its non-U.S. pension plans in 2017.
The Company maintains one supplemental defined benefit plan that pays monthly benefits to participants directly out of corporate funds. All other pension benefit payments are made from assets of the pension plans.
Future pension benefit payments expected to be paid from assets of the pension plans are:

	U.S. Plans	Non-U.S. Plan
2017	$4,761	$172
2018	4,564	170
2019	4,552	177
2020	4,806	187
2021	4,694	199
2022 - 2026	22,831	1,187
	$46,208	$2,092
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
The following is the actual allocation percentage and target allocation percentage for the U.S. pension plan assets at December 31:

	2016 Actual Allocation	2015 Actual Allocation	Target Allocation Range
U.S. equity securities	45.8%	52.1%	36.0% - 54.0%
Non-U.S. equity securities	19.7%	12.3%	16.0% - 24.0%
Fixed income securities	33.7%	35.1%	30.0% - 40.0%
Money market	0.8%	0.5%	0.0% - 10.0%
The following is the actual allocation percentage and target allocation percentage for the Non-U.S. pension plan assets at December 31:

	2016 Actual Allocation	2015 Actual Allocation	Target Allocation Range
Canadian equity securities	32.7%	28.9%	25.0% - 35.0%
Non-Canadian equity securities	32.1%	30.6%	25.0% - 35.0%
Fixed income securities	35.2%	40.5%	30.0% - 50.0%
Cash and cash equivalents	—%	—%	0.0% - 5.0%

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

	Level 1		Level 2
	2016	2015	2016	2015
U.S. equity securities	$28,428	$33,799	$777	$670
Non-U.S. equity securities	12,197	8,003	2,275	1,939
Fixed income securities	20,930	22,787	1,660	1,774
Money market	475	304	—	—
Total	$62,030	$64,893	$4,712	$4,383
Postretirement Health Care: The Company also maintains health care plans which provide benefits to grandfathered eligible retired employees in the U.S. All health care plans of the Company have a cap on the Company's share of the costs. These plans have no assets. Under the Company's current policy, plan benefits are funded at the time they are due to participants.
The assumptions used in accounting for the postretirement health care plans are set forth below for the years ended December 31:

	2016	2015	2014
Weighted average discount rates for benefit obligation	3.40%	3.40%	3.25%
Weighted average discount rates for net periodic benefit cost	3.25%	3.25%	3.85%
Health care cost trend rate assumed for next year	7.3%	7.3%	7.0%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2025	2025	2022
Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects at December 31, 2016:

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$16	$(14)
Effect on postretirement benefit obligation	$223	$(208)
Set forth below is a detail of the net periodic benefit expense for the postretirement health care plans for the years ended December 31:

	2016	2015	2014
Service cost	$70	$70	$70
Interest cost	116	113	118
Amortization of actuarial loss	132	91	66
Amortization of prior service credit	(107)	(107)	(107)
Net periodic benefit expense	$211	$167	$147

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Set forth below is a detail of other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended December 31:

	2016	2015	2014
Current year actuarial (gain) loss	$(25)	$226	$613
Amortization of actuarial loss	(132)	(91)	(66)
Amortization of prior service credit	107	107	107
Total recognized in other comprehensive income	$(50)	$242	$654
The following sets forth the changes in benefit obligations during the year and the funded status of the postretirement health care at December 31:

	2016	2015
Change in benefit obligation
Benefit obligation at beginning of year	$3,466	$3,534
Service cost	70	70
Interest cost	116	113
Actuarial loss	(25)	226
Benefits paid	(416)	(477)
Benefit obligation at end of year	$3,211	$3,466
Funded status at end of year	$(3,211)	$(3,466)
Amounts recognized in the balance sheets consist of:
Current liabilities	$(294)	$(262)
Noncurrent liabilities	(2,917)	(3,204)
	$(3,211)	$(3,466)
Components of accumulated other comprehensive loss (income) consist of:
Actuarial loss	$983	$1,140
Prior service credit	(95)	(202)
Deferred taxes	284	263
	$1,172	$1,201
The actuarial loss and prior service credit included in accumulated other comprehensive income (loss) expected to be recognized in net periodic benefit cost in 2017 is $0.1 million (less than $0.1 million net of tax) and less than $0.1 million, respectively.
Future postretirement health care benefit payments expected to be paid are:

2017	$294
2018	306
2019	317
2020	370
2021	354
2022 - 2026	1,358
$2,999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Defined Contribution Plans: NACCO and its subsidiaries maintain defined contribution (401(k)) plans for substantially all U.S. employees and similar plans for employees outside of the United States. All companies provide employer matching (or safe harbor) contributions based on plan provisions. The defined contribution retirement plans also provide for an additional minimum employer contribution. Certain plans also permit additional contributions whereby the applicable company's contribution to participants is determined annually based on a formula that includes the effect of actual compared with targeted operating results and the age and/or compensation of the participants. Total costs, including Company contributions, for these plans were $10.0 million, $6.5 million and $7.6 million in 2016, 2015 and 2014, respectively.

NOTE 16—Business Segments

NACCO is an operating holding company with the following reportable segments: NACoal, HBB and KC. See Note 1 for a discussion of the Company's industries and product lines. NACCO's non-operating segment, NACCO and Other, includes the accounts of the parent company and Bellaire.
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
The majority of NACoal's revenues are generated from its consolidated mining operations and value-added mining services. MLMC's customer, KMRC RH, LLC until April 30, 2016 and Choctaw Generation Limited Partnership, LLLP subsequent to April 30, 2016, accounted for approximately 69%, 57% and 39% of NACoal's revenues for the years ended December 31, 2016, 2015 and 2014, respectively. NAM's largest customer, Cemex, accounted for approximately 16% of NACoal's revenues for the year ended December 31, 2016. Centennial's largest customer was the Alabama Coal Cooperative and accounted for approximately 16% and 27% of NACoal's revenues for the years ended December 31, 2015 and 2014, respectively. Wal-Mart accounted for approximately 32%, 32% and 33% of HBB’s revenues in 2016, 2015 and 2014, respectively. Amazon accounted for approximately 10% of HBB's revenues in 2016. HBB’s five largest customers accounted for approximately 54%, 52% and 56% of HBB’s revenues for the years ended December 31, 2016, 2015 and 2014, respectively. The loss of or significant reduction in sales to any key customer could result in significant decreases in NACoal's and HBB’s revenue and profitability and an inability to sustain or grow its business.
The management fees charged to operating subsidiaries represent an allocation of corporate overhead of the parent company. Management fees are allocated among all subsidiaries based upon the relative size and complexity of each subsidiary. The Company believes the allocation method is consistently applied and reasonable. Management fees included in the Selling, general and administrative expenses of the subsidiaries were $11.5 million, $9.3 million and $8.5 million for 2016, 2015 and 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

	2016	2015	2014
Revenues from external customers
NACoal	$111,081	$147,998	$172,702
HBB	605,170	620,977	559,683
KC	144,351	150,988	168,545
Eliminations	(4,164)	(4,103)	(4,148)
Total	$856,438	$915,860	$896,782
Gross profit (loss)
NACoal	$12,341	$(10,816)	$(3,139)
HBB	128,414	123,139	117,570
KC	65,391	67,000	71,621
NACCO and Other	(259)	(416)	(461)
Eliminations	(34)	589	(519)
Total	$205,853	$179,496	$185,072
Selling, general and administrative expenses, including Amortization of intangible assets
NACoal	$44,347	$38,867	$36,147
HBB	85,406	88,336	81,798
KC	65,014	66,864	79,056
NACCO and Other	7,020	3,845	4,996
Total	$201,787	$197,912	$201,997

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

	2016	2015	2014
Operating profit (loss)
NACoal	$5,619	$521	$(89,030)
HBB	43,033	34,801	35,772
KC	376	165	(7,075)
NACCO and Other	(7,278)	(4,248)	(5,456)
Eliminations	(35)	588	(520)
Total	$41,715	$31,827	$(66,309)
Interest expense
NACoal	$4,317	$4,961	$6,034
HBB	1,165	1,831	1,137
KC	209	131	367
NACCO and Other	1	1	28
Total	$5,692	$6,924	$7,566
Interest income
NACoal	$(177)	$(416)	$(823)
HBB	—	(56)	(4)
NACCO and Other	(19)	(2)	(4)
Total	$(196)	$(474)	$(831)
Other (income) expense, including asset retirement obligations
NACoal	$1,447	$(1,683)	$44
HBB	770	1,526	1,136
KC	67	86	65
NACCO and Other	(535)	649	2,284
Total	$1,749	$578	$3,529
Income tax provision (benefit)
NACoal	$(8,212)	$(7,960)	$(43,308)
HBB	14,541	11,751	10,359
KC	455	368	(2,904)
NACCO and Other	(1,909)	(1,550)	(2,420)
Eliminations	(12)	206	(182)
Total	$4,863	$2,815	$(38,455)
Net Income (loss)
NACoal	$8,244	$5,619	$(50,977)
HBB	26,557	19,749	23,144
KC	(355)	(420)	(4,603)
NACCO and Other	(4,816)	(3,346)	(5,344)
Eliminations	(23)	382	(338)
Total	$29,607	$21,984	$(38,118)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

	2016	2015	2014
Total assets
NACoal	$287,011	$303,138	$389,964
HBB	257,167	253,874	270,265
KC	54,004	56,177	56,260
NACCO and Other	109,022	64,069	96,918
Eliminations	(39,183)	(21,850)	(42,887)
Total	$668,021	$655,408	$770,520
Depreciation, depletion and amortization
NACoal	$12,682	$17,067	$22,003
HBB	4,681	4,750	2,693
KC	1,545	1,558	3,048
NACCO and Other	368	305	326
Total	$19,276	$23,680	$28,070
Capital expenditures, excluding acquisitions of business
NACoal	$10,109	$4,116	$51,228
HBB	4,814	4,365	4,516
KC	1,188	1,806	1,193
NACCO and Other	56	328	563
Total	$16,167	$10,615	$57,500
Data By Geographic Region
No single country outside of the U.S. comprised 10% or more of the Company's revenues from unaffiliated customers.

	United States	Other	Consolidated
2016
Revenues from unaffiliated customers, based on the customers’ location	$737,448	$118,990	$856,438
Long-lived assets	$157,022	$5,082	$162,104
2015
Revenues from unaffiliated customers, based on the customers’ location	$795,071	$120,789	$915,860
Long-lived assets	$151,618	$5,564	$157,182
2014
Revenues from unaffiliated customers, based on the customers’ location	$779,890	$116,892	$896,782
Long-lived assets	$182,116	$5,780	$187,896

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 17—Quarterly Results of Operations (Unaudited)

A summary of the unaudited results of operations for the year ended December 31 is as follows:

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues
NACoal	$30,287	$23,089	$32,402	$25,303
HBB	115,740	127,054	157,264	205,112
KC	28,383	28,634	32,895	54,439
Eliminations	(989)	(770)	(1,769)	(636)
	$173,421	$178,007	$220,792	$284,218
Gross profit	$40,005	$40,529	$51,708	$73,611
Earnings of unconsolidated mines	$12,648	$13,035	$15,102	$14,453
Operating profit (loss)
NACoal (1)(2)	$9,742	$4,823	$(10,912)	$1,966
HBB	67	4,696	14,399	23,871
KC	(2,890)	(3,011)	(921)	7,198
NACCO and Other	(1,441)	(1,297)	(1,867)	(2,673)
Eliminations	(66)	(1)	—	32
	$5,412	$5,210	$699	$30,394

NACoal	$8,253	$3,324	$(12,677)	$9,344
HBB	(261)	2,934	9,511	14,373
KC	(1,868)	(1,954)	(717)	4,184
NACCO and Other	(1,067)	(1,118)	(1,526)	(1,105)
Eliminations	(2,255)	(70)	4,967	(2,665)
Net income (loss)	$2,802	$3,116	$(442)	$24,131

Basic earnings (loss) per share	$0.41	$0.45	$(0.07)	$3.56

Diluted earnings (loss) per share	$0.41	$0.45	$(0.07)	$3.53
(1) During the fourth quarter of 2016, NACoal recorded a $3.3 million charge related to the resolution of a legal matter. This charge is recorded on the line "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

(2) During the third quarter of 2016, NACoal recorded a non-cash impairment charge of $17.4 million related to Centennial assets. See Note 3 and Note 10 for further discussion of the Company's asset impairment charge.
The significant increase in gross profit of HBB and KC in the fourth quarter of 2016 compared with the prior quarters of 2016 is primarily due to the seasonal nature of of their businesses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues
NACoal	$41,319	$37,942	$42,704	$26,033
HBB	123,293	129,498	163,291	204,895
KC	29,967	29,782	34,708	56,531
Eliminations	(845)	(722)	(1,596)	(940)
	$193,734	$196,500	$239,107	$286,519
Gross profit	$38,189	$35,381	$42,215	$63,711
Earnings of unconsolidated mines	$12,553	$12,076	$12,234	$11,569
Operating profit (loss)
NACoal (1)	$5,207	$2,382	$(4,010)	$(3,058)
HBB	2,188	2,880	11,643	18,090
KC	(3,045)	(2,972)	(843)	7,025
NACCO and Other	(1,289)	(836)	(1,142)	(981)
Eliminations	180	(166)	112	462
	$3,241	$1,288	$5,760	$21,538

NACoal	$4,547	$4,199	$(5,345)	$2,218
HBB	618	1,618	6,378	11,135
KC	(1,893)	(1,847)	(550)	3,870
NACCO and Other	(1,239)	(697)	(774)	(636)
Eliminations	(1,006)	(3,548)	3,432	1,504
Net income (loss)	$1,027	$(275)	$3,141	$18,091

Basic earnings (loss) per share	$0.14	$(0.04)	$0.45	$2.65

Diluted earnings (loss) per share	$0.14	$(0.04)	$0.45	$2.63

(1) During the third quarter of 2015, NACoal recorded a $7.5 million charge related to Centennial's asset retirement obligations. See Note 3 for further information.
The significant increase in gross profit of HBB and KC in the fourth quarter of 2015 compared with the prior quarters of 2015 is primarily due to the seasonal nature of of their businesses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 18—Parent Company Condensed Balance Sheets

The condensed balance sheets of NACCO, the parent company, at December 31 are as follows:

	2016	2015
ASSETS
Cash and cash equivalents	$57,917	$22,506
Current intercompany accounts receivable, net	—	2,555
Other current assets	2,518	1,241
Investment in subsidiaries
HBB	44,057	51,377
KC	21,394	31,750
NACoal	105,645	108,381
Other	14,463	13,516
	185,559	205,024
Property, plant and equipment, net	935	1,276
Other non-current assets	13,870	8,534
Total Assets	$260,799	$241,136
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$7,055	$6,323
Current intercompany accounts payable, net	1,406	—
Note payable to Bellaire	18,100	18,700
Other non-current liabilities	13,945	14,975
Stockholders’ equity	220,293	201,138
Total Liabilities and Stockholders’ Equity	$260,799	$241,136
The credit agreements at NACoal, HBB and KC allow the transfer of assets to NACCO under certain circumstances. The amount of NACCO's investment in NACoal, HBB, KC and NACCO and Other that was restricted at December 31, 2016 totaled approximately $173.1 million. The amount of unrestricted cash available to NACCO included in “Investment in subsidiaries” was $0.4 million at December 31, 2016. Dividends and management fees from its subsidiaries are the primary sources of cash for NACCO.

NOTE 19—Unconsolidated Subsidiaries

NACoal's wholly owned unconsolidated subsidiaries each meet the definition of a variable interest entity. See Note 1 for a discussion of these entities. The income taxes resulting from the operations of the unconsolidated subsidiaries are solely the responsibility of the Company. The pre-tax income from the unconsolidated subsidiaries, excluding NoDak, is reported on the line “Earnings of unconsolidated mines” in the Consolidated Statements of Operations, with related income taxes included in the provision for income taxes. The Company has included the pre-tax earnings of the unconsolidated subsidiaries, excluding NoDak, above operating profit as they are an integral component of the Company's business and operating results. The pre-tax income from NoDak is reported on the line "Income from other unconsolidated affiliates" in the "Other (income) expense" section of the Consolidated Statements of Operations, with the related income taxes included in the provision for income taxes.

The investment in the unconsolidated subsidiaries and related tax positions totaled $31.1 million and $24.6 million at December 31, 2016 and 2015, respectively. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $4.6 million at December 31, 2016, and $4.0 million at both December 31, 2015 and December 31, 2014.

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
Summarized financial information for the unconsolidated subsidiaries is as follows:

	2016	2015	2014
Statement of Operations
Revenues	$649,050	$608,349	$579,031
Gross profit	$80,068	$71,727	$74,244
Income before income taxes	$54,857	$49,641	$48,592
Net income	$40,590	$39,181	$37,067
Balance Sheet
Current assets	$160,554	$160,498
Non-current assets	$901,221	$913,402
Current liabilities	$127,361	$129,126
Non-current liabilities	$929,774	$940,782
NACoal received dividends of $39.9 million and $39.1 million from the unconsolidated subsidiaries in 2016 and 2015, respectively.

NOTE 20—Related Party Transactions
Legal services rendered by Jones Day approximated $1.2 million, $1.6 million and $1.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. A director of the Company was Of Counsel with this law firm during 2014.
Hyster-Yale Materials Handling, Inc. ("Hyster-Yale") is a former subsidiary of the Company that was spun-off to stockholders in 2012. In the ordinary course of business, the Company's subsidiaries lease or buy Hyster-Yale lift trucks. The terms may not be comparable to terms that would be obtained in a transaction between unaffiliated parties.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY CONDENSED BALANCE SHEETS

	December 31
	2016	2015
	(In thousands)
ASSETS
Cash and cash equivalents	$57,917	$22,506
Current intercompany accounts receivable, net	—	2,555
Other current assets	2,518	1,241
Investment in subsidiaries
HBB	44,057	51,377
KC	21,394	31,750
NACoal	105,645	108,381
Other	14,463	13,516
	185,559	205,024
Property, plant and equipment, net	935	1,276
Other non-current assets	13,870	8,534
Total Assets	$260,799	$241,136
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$7,055	$6,323
Current intercompany accounts payable, net	1,406	—
Note payable to Bellaire	18,100	18,700
Other non-current liabilities	13,945	14,975
Stockholders’ equity	220,293	201,138
Total Liabilities and Stockholders’ Equity	$260,799	$241,136
See Notes to Parent Company Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2016	2015	2014
	(In thousands)
(Income) expense:
Intercompany interest expense	$1,285	$1,309	$1,305
Other, net	(332)	(270)	(276)
	953	1,039	1,029
Administrative and general expenses	6,881	3,704	4,862
Loss before income taxes	(7,834)	(4,743)	(5,891)
Income tax benefit	(2,295)	(1,496)	(1,764)
Net loss before equity in earnings of subsidiaries	(5,539)	(3,247)	(4,127)
Equity in earnings of subsidiaries	35,146	25,231	(33,991)
Net income (loss)	29,607	21,984	(38,118)
Foreign currency translation adjustment	(2,078)	(2,756)	(1,896)
Deferred gain on available for sale securities, net of tax	413	17	442
Current period cash flow hedging activity, net of $73 tax benefit in 2016, $357 tax benefit in 2015 and $838 tax benefit in 2014	(252)	(577)	(1,518)
Reclassification of hedging activities into earnings, net of $419 tax benefit in 2016, $191 tax benefit in 2015 and $489 tax benefit in 2014	757	409	898
Current period pension and postretirement plan adjustment, net of $1,098 tax benefit in 2016, $1,222 tax benefit in 2015 and $3,292 tax benefit in 2014	(2,011)	(1,204)	(6,483)
Reclassification of pension and postretirement adjustments into earnings, net of $408 tax benefit in 2016, $420 tax benefit in 2015 and $313 tax benefit in 2014	688	856	627
Total other comprehensive loss	(2,483)	(3,255)	(7,930)
Comprehensive Income (loss)	$27,124	$18,729	$(46,048)
See Notes to Parent Company Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2016	2015	2014
	(In thousands)
Operating Activities
Net income (loss)	$29,607	$21,984	$(38,118)
Equity in earnings of subsidiaries	35,146	25,231	(33,991)
Parent company only net loss	(5,539)	(3,247)	(4,127)
Net changes related to operating activities	2,684	(11,015)	5,710
Net cash provided by (used for) operating activities	(2,855)	(14,262)	1,583
Investing Activities
Expenditures for property, plant and equipment	(25)	(328)	(103)
Net cash used for investing activities	(25)	(328)	(103)
Financing Activities
Cash dividends received from subsidiaries	52,200	15,000	22,300
Notes payable to Bellaire	(600)	—	(1,750)
Capital contributions to subsidiaries	—	—	(19,800)
Purchase of treasury shares	(6,044)	(24,010)	(35,075)
Cash dividends paid	(7,262)	(7,296)	(7,755)
Other	(3)	(13)	(20)
Net cash used for financing activities	38,291	(16,319)	(42,100)
Cash and cash equivalents
Decrease for the period	35,411	(30,909)	(40,620)
Balance at the beginning of the period	22,506	53,415	94,035
Balance at the end of the period	$57,917	$22,506	$53,415
See Notes to Parent Company Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO PARENT COMPANY CONDENSED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2016, 2015 AND 2014
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
NOTE C — UNRESTRICTED CASH
The amount of unrestricted cash available to NACCO, included in “Investment in subsidiaries,” was $0.4 million at December 31, 2016 and was in addition to the $57.9 million of cash included in the Parent Company Condensed Balance Sheet at December 31, 2016.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
YEAR ENDED DECEMBER 31, 2016, 2015 AND 2014

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts — Describe	Deductions — Describe		Balance at End of Period (C)
(In thousands)
2016
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$2,404	$29	$—	$48	(A)	$2,385
Allowance for discounts, adjustments and returns	$17,397	$21,692	$241	$24,680	(B)	$14,650
Deferred tax valuation allowances	$11,723	$2,750	$22	—		$14,495
2015
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$2,731	$18	$—	$345	(A)	$2,404
Allowance for discounts, adjustments and returns	$15,048	$25,150	$1,587	$24,388	(B)	$17,397
Deferred tax valuation allowances	$8,521	$2,699	$503	$—		$11,723
2014
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$846	$2,035	$—	$150	(A)	$2,731
Allowance for discounts, adjustments and returns	$12,859	$23,629	$—	$21,440	(B)	$15,048
Deferred tax valuation allowances	$2,280	$6,239	$2	$—		$8,521

(A)	Write-offs, net of recoveries.

(B)	Payments and customer deductions for product returns, discounts and allowances.

(C)	Balances which are not required to be presented and those which are immaterial have been omitted.

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

4.4
Amended and Restated Stockholders' Agreement, dated as of September 28, 2012, amongst the signatories thereto, NACCO Industries, Inc., as depository, and NACCO Industries, Inc. is incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed by the Company on October 4, 2012, Commission File Number 1-9172.

4.5
First Amendment to the Amended and Restated Stockholders' Agreement, dated as of February 16, 2016, among the signatories thereto, the New Participating Stockholders (as defined therein), NACCO Industries, Inc., as depository, and NACCO Industries, Inc., is incorporated herein by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, Commission File Number 1-9172.

4.6
Second Amendment to the Amended and Restated Stockholders' Agreement, dated as of February 14, 2017, among the signatories thereto, the New Participating Stockholders (as defined therein), NACCO Industries, Inc., as depository, and NACCO Industries, Inc.**

(10) Material Contracts.

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

10.12*
Form of Award Agreement for the NACCO Industries, Inc. Supplemental Executive Long-Term Incentive Bonus Plan is incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K, filed by the Company on September 17, 2012, Commission File Number 1-9172.

10.13*
Form of Cashless Exercise Award Agreement for the NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, Commission File Number 1-9172.

10.14*
Form of Non-Cashless Exercise Award Agreement for the NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, Commission File Number 1-9172.

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

10.21*
The North American Coal Corporation Long-Term Incentive Compensation Plan (Effective as of January 1, 2016) is is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on May 11, 2016, Commission File Number 1-9172.

10.22*
Amendment No. 1 to The North America Coal Corporation Supplemental Retirement Benefit Plan (Amended and Restated as of January 1, 2008) is incorporated herein by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, Commission File Number 1-9172.

10.23*
The North American Coal Corporation Annual Incentive Compensation Plan (Amended and Restated Effective March 1, 2015) is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed by the Company on May 18, 2015, Commission File Number 1-9172.

10.24*
Amendment No. 2 to The North American Coal Corporation Supplemental Retirement Benefit Plan (Amended and Restated as of January 1, 2008) is incorporated herein by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, Commission File Number 1-9172.

10.25
Share and Membership Interest Purchase Agreement by and among TRU Energy Services, LLC, as Buyer, the sellers party thereto, and the trustees and beneficiaries party thereto dated as of August 31, 2012 is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on September 5, 2012, Commission File Number 1-9172.

10.26
Coteau Lignite Sales Agreement by and between The Coteau Properties Company and Dakota Coal Company, dated as of January 1, 1990, is incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.+

10.27
First Amendment to Coteau Lignite Sales Agreement by and between The Coteau Properties Company and Dakota Coal Company, dated as of June 1, 1994, is incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.+

10.28
Second Amendment to Coteau Lignite Sales Agreement by and between The Coteau Properties Company and Dakota Coal Company, dated as of January 1, 1997, is incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.+

10.29
Option and Put Agreement by and among The North American Coal Corporation, Dakota Coal Company and the State of North Dakota, dated as of January 1, 1990, is incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.

10.30
First Amendment to the Option and Put Agreement by and among The North American Coal Corporation, Dakota Coal Company and the State of North Dakota, dated as of June 1, 1994, is incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.

10.31
Lignite Sales Agreement by and between Mississippi Lignite Mining Company and Choctaw Generation Limited Partnership, dated as of April 1, 1998, is incorporated herein by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.+

10.32
First Amendment to Lignite Sales Agreement by and between Mississippi Lignite Mining Company and Choctaw Generation Limited Partnership, dated as of August 30, 2016, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on November 1, 2016, Commission File Number 1-9172.+

10.33
Pay Scale Agreement by and between Mississippi Lignite Mining Company and Choctaw Generation Limited Partnership, dated as of September 29, 2005, is incorporated herein by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.

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

10.38
Restatement of Option Agreement by and among The Falkirk Mining Company, Cooperative Power Association, United Power Association, and the State of North Dakota, dated as of January 1, 1997, is incorporated herein by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.

10.39
Third Restatement of Lignite Mining Agreement by and between The Sabine Mining Company and Southwestern Electric Power Company, dated as of January 1, 2008, is incorporated herein by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.+

10.40
Amendment No. 1 to Third Restatement of Lignite Mining Agreement by and between The Sabine Mining Company and Southwestern Electric Power Company, dated as of October 18, 2013 is incorporated herein by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, Commission File Number 1-9172.

10.41
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

10.43
Amendment to Option Agreement, by and among The North American Coal Corporation, Southwestern Electric Power Company and Longview National Bank, dated as of December 2, 1996, is incorporated herein by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.

10.44
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

10.47
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

10.48
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

10.49*
Amendment No. 3 to The North American Coal Corporation Supplemental Retirement Benefit Plan (Amended and Restated as of January 1, 2008) is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed by the Company on October 1, 2013, Commission File Number 1-9172.

10.50*
Amendment No. 4 to The North American Coal Corporation Supplemental Retirement Benefit Plan (Amended and Restated as of January 1, 2008) is incorporated herein by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, Commission File Number 1-9172.

10.51*	Amendment No. 5 to The North American Coal Corporation Supplemental Retirement Benefit Plan (Amended and Restated as of January 1, 2008).
10.52*	Amendment No. 6 to The North American Coal Corporation Supplemental Retirement Benefit Plan (Amended and Restated as of January 1, 2008).**
10.53
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

10.54
The North American Coal Corporation Excess Retirement Plan (Amended and Restated Effective January 1,
2016) is incorporated herein by reference to Exhibit 10.60 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, Commission File Number 1-9172.

10.55
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

10.56
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

10.59
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

10.60
Amended and Restated Guaranty and Security Agreement, dated as of May 31, 2012, among Hamilton Beach Brands, Inc. and Hamilton Beach, Inc., as Grantors, and Wells Fargo Bank, National Association, as Administrative Agent is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed by the Company on June 6, 2012, Commission File Number 1-9172.

10.61
Amended and Restated Canadian Guarantee and Security Agreement, dated as of May 31, 2012, among Hamilton Beach Brands Canada, Inc., as Grantor, and Wells Fargo Bank, National Association, as Administrative Agent is incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed by the Company on June 6, 2012, Commission File Number 1-9172.

10.62
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

10.63
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

10.64
Amendment No. 3 to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties Hereto as the Lenders, Hamilton Beach Brands, Inc. (as Parent) and Weston Brands, LLC (as Weston) (collectively referred to as US Borrowers) and Hamilton Beach Brands Canada, Inc. (as Canadian Borrower) dated December 23, 2015.

10.65
Amendment No. 4 to Amended and Restated Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are Parties Hereto as the Lenders, Hamilton Beach Brands, Inc. (as Parent) and Weston Brands, LLC (as Weston) (collectively referred to as US Borrowers) and Hamilton Beach Brands Canada, Inc. (as Canadian Borrower) dated June 30, 2016, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, file by the Company on August 2, 2016, Commission File Number I-917.

10.66*
Hamilton Beach Brands, Inc. Long-Term Incentive Compensation Plan (Amended and Restated Effective March 1, 2015) is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on May 18, 2015, Commission File Number 1-9172.

10.67*
The Hamilton Beach Brands, Inc. Annual Incentive Compensation Plan (Effective January 1, 2014) is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on May 9, 2014, Commission File Number 1-9172.

10.68*
The Hamilton Beach Brands, Inc. Excess Retirement Plan (As Amended and Restated Effective January 1, 2015) is incorporated herein by reference to Exhibit 10.71 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, Commission File Number 1-9172.

10.69*	Amendment No.1 to The Hamilton Beach Brands, Inc. Excess Retirement Plan (As Amended and Restated Effective January 1, 2015).

(21) Subsidiaries. A list of the subsidiaries of the Company is attached hereto as Exhibit 21.
(23) Consents of experts and counsel.

23.1	Consents of experts and counsel.
(24) Powers of Attorney.

24.1	A copy of a power of attorney for John P. Jumper is attached hereto as Exhibit 24.1.
24.2	A copy of a power of attorney for Dennis W. LaBarre is attached hereto as Exhibit 24.2.
24.3	A copy of a power of attorney for Michael S. Miller is attached hereto as Exhibit 24.3.
24.4	A copy of a power of attorney for Richard de J. Osborne is attached hereto as Exhibit 24.4.
24.5	A copy of a power of attorney for James A. Ratner is attached hereto as Exhibit 24.5.
24.6	A copy of a power of attorney for Britton T. Taplin is attached hereto as Exhibit 24.6.
24.7	A copy of a power of attorney for David F. Taplin is attached hereto as Exhibit 24.7.
24.8	A copy of a power of attorney for David B.H. Williams is attached hereto as Exhibit 24.8.
(31) Rule 13a-14(a)/15d-14(a) Certifications.

31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31(i)(1).
31(i)(2)	Certification of Elizabeth I. Loveman pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31(i)(2).
(32)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and Elizabeth I. Loveman.
(95)	Mine Safety Disclosure Exhibit is attached hereto as Exhibit 95.
(99)
Other exhibits not otherwise required to be filed. Audited Combined Financial Statements for The Unconsolidated Mines of the North American Coal Corporation, dated December 31, 2016, 2015 and 2014 with Report of Independent Auditors is attached hereto as Exhibit 99.**

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