Form 10-Q
period 2017-03-31
NACCO INDUSTRIES INC
filed 2017-05-02
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☑

Number of shares of Class A Common Stock outstanding at April 28, 2017: 5,263,374
Number of shares of Class B Common Stock outstanding at April 28, 2017: 1,570,448

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31 2017	DECEMBER 31 2016	MARCH 31 2016
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$56,426	$80,648	$35,718
Accounts receivable, net	79,718	117,463	73,851
Accounts receivable from unconsolidated subsidiaries	13,469	7,404	4,590
Inventories, net	158,982	157,342	164,334
Assets held for sale	1,824	2,016	17,593
Prepaid expenses and other	20,476	16,859	19,680
Total current assets	330,895	381,732	315,766
Property, plant and equipment, net	132,158	131,049	132,345
Goodwill	6,253	6,253	6,253
Other Intangibles, net	52,026	52,959	55,858
Deferred income taxes	26,333	28,380	33,588
Investments in unconsolidated subsidiaries	35,906	31,054	29,532
Deferred costs	10,311	10,037	7,338
Other non-current assets	26,409	26,557	25,834
Total assets	$620,291	$668,021	$606,514
LIABILITIES AND EQUITY
Accounts payable	$87,119	$128,248	$90,247
Revolving credit agreements of subsidiaries - not guaranteed by the parent company	30,978	12,714	4,170
Current maturities of long-term debt of subsidiaries - not guaranteed by the parent company	1,757	1,744	1,513
Accrued payroll	14,033	32,925	13,057
Accrued cooperative advertising	6,683	15,056	6,437
Other current liabilities	26,634	31,141	25,373
Total current liabilities	167,204	221,828	140,797
Long-term debt of subsidiaries - not guaranteed by the parent company	125,313	120,295	157,468
Asset retirement obligations	38,823	38,262	41,286
Pension and other postretirement obligations	13,783	14,271	13,088
Other long-term liabilities	50,642	53,072	51,856
Total liabilities	395,765	447,728	404,495
Stockholders' equity
Common stock:
Class A, par value $1 per share, 5,263,307 shares outstanding (December 31, 2016 - 5,207,955 shares outstanding; March 31, 2016 - 5,307,743 shares outstanding)	5,263	5,208	5,308
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,570,515 shares outstanding (December 31, 2016 - 1,570,915 shares outstanding; March 31, 2016 - 1,571,528 shares outstanding)	1,571	1,571	1,571
Capital in excess of par value	—	—	712
Retained earnings	242,379	239,441	218,743
Accumulated other comprehensive loss	(24,687)	(25,927)	(24,315)
Total stockholders' equity	224,526	220,293	202,019
Total liabilities and equity	$620,291	$668,021	$606,514

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31
	2017	2016
	(In thousands, except per share data)
Revenues	$168,582	$173,421
Cost of sales	129,447	133,416
Gross profit	39,135	40,005
Earnings of unconsolidated mines	14,955	12,648
Operating expenses
Selling, general and administrative expenses	45,790	46,259
Amortization of intangible assets	932	982
	46,722	47,241
Operating profit	7,368	5,412
Other expense (income)
Interest expense	1,347	1,505
Income from other unconsolidated affiliates	(308)	(303)
Closed mine obligations	383	376
Other, net, including interest income	(702)	53
	720	1,631
Income before income tax provision	6,648	3,781
Income tax provision	1,670	979
Net income	$4,978	$2,802

Basic earnings per share	$0.73	$0.41
Diluted earnings per share	$0.73	$0.41

Dividends per share	$0.2675	$0.2625

Basic weighted average shares outstanding	6,806	6,857
Diluted weighted average shares outstanding	6,843	6,885

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED
	MARCH 31
	2017	2016
	(In thousands)
Net income	$4,978	$2,802
Foreign currency translation adjustment	1,071	207
Deferred gain on available for sale securities	226	65
Current period cash flow hedging activity, net of $86 and $680 tax benefit in the three months ended March 31, 2017 and March 31, 2016, respectively.	(239)	(1,367)
Reclassification of hedging activities into earnings, net of $12 and $61 tax benefit in the three months ended March 31, 2017 and March 31, 2016, respectively.	6	75
Reclassification of pension and postretirement adjustments into earnings, net of $50 and $99 tax benefit in the three months ended March 31, 2017 and March 31, 2016, respectively.	176	149
Total other comprehensive income (loss)	$1,240	$(871)
Comprehensive income	$6,218	$1,931

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31
	2017	2016
	(In thousands)
Operating activities
Net income	$4,978	$2,802
Adjustments to reconcile from net income to net cash used for operating activities:
Depreciation, depletion and amortization	4,488	4,192
Amortization of deferred financing fees	148	157
Deferred income taxes	2,047	8,425
Other	(7,592)	(1,973)
Working capital changes:
Accounts receivable	29,974	35,095
Inventories	(1,651)	632
Other current assets	(2,722)	(2,207)
Accounts payable	(41,454)	(12,580)
Other current liabilities	(30,420)	(38,362)
Net cash used for operating activities	(42,204)	(3,819)

Investing activities
Expenditures for property, plant and equipment	(4,650)	(4,359)
Other	814	18
Net cash used for investing activities	(3,836)	(4,341)

Financing activities
Additions to long-term debt	5,461	137
Reductions of long-term debt	(432)	(2,772)
Net additions (reductions) to revolving credit agreements	18,263	(4,195)
Cash dividends paid	(1,827)	(1,804)
Net cash provided by (used for) financing activities	21,465	(8,634)

Effect of exchange rate changes on cash	353	13

Cash and cash equivalents
Decrease for the period	(24,222)	(16,781)
Balance at the beginning of the period	80,648	52,499
Balance at the end of the period	$56,426	$35,718

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Available for Sale Securities	Deferred Gain (Loss) on Cash Flow Hedging	Pension and Postretirement Plan Adjustment	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2016	$5,265	$1,572	$—	$217,745	$(5,455)	$1,480	$(112)	$(19,357)	$201,138
Stock-based compensation	42	—	712	—	—	—	—	—	754
Conversion of Class B to Class A shares	1	(1)							—
Net income	—	—	—	2,802	—	—	—	—	2,802
Cash dividends on Class A and Class B common stock: $0.2625 per share	—	—	—	(1,804)	—	—	—	—	(1,804)
Current period other comprehensive income (loss)	—	—	—	—	207	65	(1,367)	—	(1,095)
Reclassification adjustment to net income	—	—	—	—	—	—	75	149	224
Balance, March 31, 2016	$5,308	$1,571	$712	$218,743	$(5,248)	$1,545	$(1,404)	$(19,208)	$202,019

Balance, January 1, 2017	$5,208	$1,571	$—	$239,441	$(7,533)	$1,893	$393	$(20,680)	$220,293
Stock-based compensation	55	—	—	(213)	—	—	—	—	(158)
Net income	—	—	—	4,978	—	—	—	—	4,978
Cash dividends on Class A and Class B common stock: $0.2675 per share	—	—	—	(1,827)	—	—	—	—	(1,827)
Current period other comprehensive income (loss)	—	—	—	—	1,071	226	(239)	—	1,058
Reclassification adjustment to net income	—	—	—	—	—	—	6	176	182
Balance, March 31, 2017	$5,263	$1,571	$—	$242,379	$(6,462)	$2,119	$160	$(20,504)	$224,526

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(In thousands, except as noted and per share amounts)

NOTE 1—Nature of Operations and Basis of Presentation

Nature of Operations

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

All of the operating coal mining subsidiaries other than MLMC are unconsolidated (collectively the "Unconsolidated Mines"). The Unconsolidated Mines were formed to develop, construct and/or operate surface coal mines under long-term contracts and are capitalized primarily with debt financing provided by or supported by their respective customers, and without recourse to NACCO and NACoal. The contracts with the customers of the Unconsolidated Mines provide for reimbursement to the company at a price based on actual costs plus an agreed upon pre-tax profit per ton of coal sold or actual costs plus an agreed upon fee per btu of heating value delivered. The fees earned at each mine adjust over time in line with various indices which reflect general U.S. inflation rates.

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

All of the unconsolidated subsidiaries are accounted for under the equity method. See Note 6 for further discussion.

Basis of Presentation

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at March 31, 2017 and the results of its operations, comprehensive income (loss), cash flows and changes in equity for the three months ended March 31, 2017 and 2016 have been included. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. GAAP for complete financial statements.

Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2017. The HBB and KC businesses are seasonal and a majority of revenues and operating profit typically occurs in the second half of the calendar year when sales of small electric household appliances to retailers and consumers increase significantly for the fall holiday selling season. For further information regarding seasonality of these businesses, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

NOTE 3—Inventories

Inventories are summarized as follows:

	MARCH 31 2017	DECEMBER 31 2016	MARCH 31 2016
Coal - NACoal	$13,155	$13,137	$16,305
Mining supplies - NACoal	16,100	15,790	20,810
Total inventories at weighted average cost	29,255	28,927	37,115
Sourced inventories - HBB	98,688	95,008	94,482
Retail inventories - KC	31,039	33,407	32,737
Total inventories	$158,982	$157,342	$164,334

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

During the three months ended March 31, 2017, the Company did not repurchase any shares of Class A Common Stock under the 2016 Stock Repurchase Program.

NOTE 5—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Date	(Level 1)	(Level 2)	(Level 3)
	March 31, 2017
Assets:
Available for sale securities	$8,229	$8,229	$—	$—
Interest rate swap agreements	802	—	802	—
Foreign currency exchange contracts	27	—	27	—
	$9,058	$8,229	$829	$—
Liabilities:
Interest rate swap agreements	$103	$—	$103	$—
Foreign currency exchange contracts	489	—	489	—
	$592	$—	$592	$—

	December 31, 2016
Assets:
Available for sale securities	$7,882	$7,882	$—	$—
Interest rate swap agreements	774	—	774	—
Foreign currency exchange contracts	147	—	147	—
	$8,803	$7,882	$921	$—
Liabilities:
Interest rate swap agreements	$339	$—	$339	$—
	$339	$—	$339	$—

	March 31, 2016
Assets:
Available for sale securities	$7,347	$7,347	$—	$—
	$7,347	$7,347	$—	$—
Liabilities:
Interest rate swap agreements	$1,850	$—	$1,850	$—
Foreign currency exchange contracts	491	—	491	—
	$2,341	$—	$2,341	$—

Bellaire Corporation (“Bellaire”) is a non-operating subsidiary of the Company with legacy liabilities relating to closed mining operations, primarily former Eastern U.S. underground coal mining operations. In connection with Bellaire's normal permit renewal with the Pennsylvania Department of Environmental Protection ("DEP"), Bellaire established a $5.0 million mine water treatment trust (the "Mine Water Treatment Trust") to provide a financial assurance mechanism to assure the long-term treatment of post-mining discharges. Bellaire's Mine Water Treatment Trust invests in available for sale securities that are reported at fair value based upon quoted market prices in active markets for identical assets; therefore, they are classified as Level 1 within the fair value hierarchy.

The Company uses significant other observable inputs to value derivative instruments used to hedge foreign currency and interest rate risk; therefore, they are classified within Level 2 of the valuation hierarchy. The fair value for these contracts is determined based on exchange rates and interest rates, respectively.

There were no transfers into or out of Levels 1, 2 or 3 during the three months ended March 31, 2017 and 2016.

NOTE 6—Unconsolidated Subsidiaries

NACoal's wholly owned unconsolidated subsidiaries each meet the definition of a variable interest entity. See Note 1 for a discussion of these entities.

The investment in the unconsolidated subsidiaries and related tax positions totaled $35.9 million, $31.1 million and $29.5 million at March 31, 2017, December 31, 2016 and March 31, 2016, respectively. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $6.2 million, $4.6 million and $3.9 million at March 31, 2017, December 31, 2016, and March 31, 2016, respectively.

NACoal is a party to certain guarantees related to Coyote Creek. Under certain circumstances of default or termination of Coyote Creek’s Lignite Sales Agreement (“LSA”), NACoal would be obligated for payment of a "make-whole" amount to Coyote Creek’s third-party lenders. The “make-whole” amount is based on the excess, if any, of the discounted value of the remaining scheduled debt payments over the principal amount. In addition, in the event Coyote Creek’s LSA is terminated on or after January 1, 2024 by Coyote Creek’s customers, NACoal is obligated to purchase Coyote Creek’s dragline and rolling stock for the then net book value of those assets. To date, no payments have been required from NACoal since the inception of these guarantees. The Company believes that the likelihood of NACoal’s future performance under the guarantees is remote, and no amounts related to these guarantees have been recorded.

Summarized financial information for the unconsolidated subsidiaries is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2017	2016
Revenues	$194,174	$145,070
Gross profit	$21,997	$18,748
Income before income taxes	$15,710	$13,121
Net income	$11,681	$10,010

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

At March 31, 2017, December 31, 2016 and March 31, 2016, HBB had accrued undiscounted obligations of $9.0 million, $8.7 million and $9.3 million, respectively, for environmental investigation and remediation activities. In addition, HBB estimates that it is reasonably possible that it may incur additional expenses in the range of zero to $5.0 million related to the environmental investigation and remediation at these sites.

NOTE 8—Business Segments

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

	THREE MONTHS ENDED
	MARCH 31
	2017	2016
Revenues
NACoal	$28,300	$30,287
HBB	114,154	115,740
KC	26,665	28,383
Eliminations	(537)	(989)
Total	$168,582	$173,421

Operating profit (loss)
NACoal	$11,326	$9,742
HBB	782	67
KC	(3,279)	(2,890)
NACCO and Other	(1,520)	(1,441)
Eliminations	59	(66)
Total	$7,368	$5,412

Net income (loss)
NACoal	$9,289	$8,253
HBB	689	(261)
KC	(2,143)	(1,868)
NACCO and Other	(1,338)	(1,067)
Eliminations	(1,519)	(2,255)
Total	$4,978	$2,802

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

The North American Coal Corporation and its affiliated coal companies (collectively, “NACoal”) mine coal primarily for use in power generation and provide value-added mining services for natural resource companies. Hamilton Beach Brands, Inc. (“HBB”) is a leading designer, marketer and distributor of small electric household and specialty housewares appliances, as well as commercial products for restaurants, bars and hotels. The Kitchen Collection, LLC (“KC”) is a national specialty retailer of kitchenware in outlet and traditional malls throughout the United States.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Please refer to the discussion of the Company's Critical Accounting Policies and Estimates as disclosed on pages 36 through 39 in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The Company's Critical Accounting Policies and Estimates have not materially changed since December 31, 2016.

THE NORTH AMERICAN COAL CORPORATION

NACoal mines coal primarily for use in power generation and provides value-added mining services for natural resource companies. Coal is surface mined from NACoal's mines in North Dakota, Texas, Mississippi, Louisiana and on the Navajo Nation in New Mexico. NACoal provides value-added services such as maintaining and operating draglines for independently owned limerock quarries through its North American Mining ("NAM") division and providing ash hauling services for power plants and other facilities.

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

FINANCIAL REVIEW

Tons of coal sold by NACoal's operating mines were as follows for the three months ended March 31:

	THREE MONTHS
	2017	2016
	(In millions)
Coteau	3.8	3.6
Falkirk	1.7	1.7
Sabine	1.0	1.1
Camino Real	0.5	0.5
Coyote Creek	0.5	—
Bisti	1.3	—
Other	0.4	0.1
Unconsolidated mines	9.2	7.0
MLMC	0.7	0.8
Total tons sold	9.9	7.8

NAM sold 7.8 million cubic yards of limerock in the three months ended March 31, 2017. This compares with 6.8 million cubic yards of limerock in the three months ended March 31, 2016.

The results of operations for NACoal were as follows for the three months ended March 31:

	THREE MONTHS
	2017	2016
Revenue - consolidated mines	$25,201	$27,247
Revenue - royalty and other	3,099	3,040
Total revenues	28,300	30,287
Cost of sales - consolidated mines	23,184	23,709
Cost of sales - royalty and other	524	550
Total cost of sales	23,708	24,259
Gross profit	4,592	6,028
Earnings of unconsolidated mines (a)	14,955	12,648
Selling, general and administrative expenses	8,034	8,049
Amortization of intangible assets	587	637
(Gain) loss on sale of assets	(400)	248
Operating profit	11,326	9,742
Interest expense	932	1,051
Other income, including income from other unconsolidated affiliates	(243)	(225)
Income before income tax provision	10,637	8,916
Income tax provision	1,348	663
Net income	$9,289	$8,253

Effective income tax rate (b)	12.7%	7.4%

(a) See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.
(b) The NACoal effective income tax rate is affected by the benefit of percentage depletion.

First Quarter of 2017 Compared with First Quarter of 2016

The following table identifies the components of change in revenues for the first quarter of 2017 compared with the first quarter of 2016:

Revenues
2016	$30,287
Increase (decrease) from:
Consolidated mines, excluding Centennial	(1,748)
Centennial	(333)
Royalty and other	94
2017	$28,300

Revenues decreased in the first quarter of 2017 compared with the first quarter of 2016 primarily due to a decrease in revenues at the consolidated mines as fewer tons were sold at MLMC as a result of reduced customer requirements. The decline was partially offset by an increase in revenues at NAM's consolidated operations due to an increase in limerock yards delivered.

The following table identifies the components of change in operating profit for the first quarter of 2017 compared with the first quarter of 2016:

Operating Profit
2016	$9,742
Increase (decrease) from:
Earnings of unconsolidated mines	2,307
Centennial	1,483
Net gain on sale of assets, primarily Centennial	648
Royalty and other	32
Selling, general and administrative expenses	15
Consolidated mines, excluding Centennial	(2,901)
2017	$11,326
Operating profit increased in the first quarter of 2017 compared with the first quarter of 2016 primarily as a result of an increase in earnings of unconsolidated mines, as new mines began or increased production, and lower costs at Centennial, including the absence of a $0.8 million charge related to an increase in Centennial's asset retirement obligation recognized in the first quarter of 2016.  These improvements were partially offset by a decrease in results at MLMC as a result of the decrease in tons sold.

NACoal recognized net income of $9.3 million in the first quarter of 2017 compared with net income of $8.3 million in the first quarter of 2016. The change in net income was primarily due to the factors affecting operating profit.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the three months ended March 31:

	2017	2016	Change
Operating activities:
Net income	$9,289	$8,253	$1,036
Depreciation, depletion and amortization	3,088	2,944	144
Other	(3,767)	6,399	(10,166)
Working capital changes	(19,971)	(21,067)	1,096
Net cash used for operating activities	(11,361)	(3,471)	(7,890)

Investing activities:
Expenditures for property, plant and equipment	(3,421)	(2,517)	(904)
Other	789	(49)	838
Net cash used for investing activities	(2,632)	(2,566)	(66)

Cash flow before financing activities	$(13,993)	$(6,037)	$(7,956)

The change in net cash used for operating activities was primarily the result of the change in other during the first three months of 2017 compared with the first three months of 2016, mainly attributable to changes in deferred income taxes and NACoal's pension obligation.

The increase in net cash used for investing activities was primarily attributable to increased expenditures for property, plant and equipment. In the first three months of 2017, capital expenditures were mainly for the purchase of machinery and equipment and dragline relocation.

	2017	2016	Change
Financing activities:
Net additions (reductions) to long-term debt and revolving credit agreements	$3,029	$(235)	$3,264
Net cash provided by (used for) financing activities	$3,029	$(235)	$3,264

The change in net cash provided by (used for) financing activities was primarily from an increase in borrowings on NACoal's revolving credit facility during the first quarter of 2017 compared with a reduction in borrowings during the first quarter of 2016.

Financing Activities

NACoal has an unsecured revolving line of credit of up to $225.0 million (the “NACoal Facility”) that expires in November 2018. Borrowings outstanding under the NACoal Facility were $82.0 million at March 31, 2017. At March 31, 2017, the excess availability under the NACoal Facility was $140.9 million, which reflects a reduction for outstanding letters of credit of $2.1 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective March 31, 2017, for base rate and LIBOR loans were 1.00% and 2.00%, respectively. The NACoal Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.35% on the unused commitment at March 31, 2017. The floating rate of interest applicable to the NACoal Facility at March 31, 2017 was 3.38% including the floating rate margin and the effect of the interest rate swap agreement discussed below.

To reduce the exposure to changes in the market rate of interest, NACoal has entered into an interest rate swap agreement for a portion of the NACoal Facility. Terms of the interest rate swap agreement require NACoal to receive a variable interest rate and pay a fixed interest rate. NACoal has interest rate swaps with notional values totaling $80.0 million at March 31, 2017 at an average fixed rate of 1.4%.

The NACoal Facility contains restrictive covenants, which require, among other things, NACoal to maintain a maximum debt to EBITDA ratio of 3.50 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The NACoal Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 3.00 to 1.00 in conjunction with maintaining unused availability thresholds of borrowing capacity, as defined in the NACoal Facility, of $15.0 million. At March 31, 2017, NACoal was in compliance with all financial covenants in the NACoal Facility.

NACoal believes funds available from cash on hand at the Company, the NACoal Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the NACoal Facility.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2016, there have been no significant changes in the total amount of NACoal's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 48 in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. See Note 6 for a discussion of certain guarantees related to Coyote Creek.

Capital Expenditures

Expenditures for property, plant and equipment were $3.4 million during the first three months of 2017. NACoal estimates that its capital expenditures for the remainder of 2017 will be an additional $13.5 million, primarily for mine machinery and equipment. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

NACoal's capital structure is presented below:

	MARCH 31 2017	DECEMBER 31 2016	Change
Cash and cash equivalents	$14	$10,978	$(10,964)
Other net tangible assets	169,127	145,028	24,099
Coal supply agreements, net	45,090	45,678	(588)
Net assets	214,231	201,684	12,547
Total debt	(99,070)	(96,039)	(3,031)
Total equity	$115,161	$105,645	$9,516
Debt to total capitalization	46%	48%	(2)%

The increase in other net tangible assets during the first three months of 2017 was primarily due to increases in accounts receivable from unconsolidated subsidiaries and in accounts receivable primarily due to higher limerock deliveries at NAM, as well as decreases in accrued payroll and accrued legal. Accrued payroll and accrued legal decreased because payments were made during the first quarter of 2017.

OUTLOOK

In 2017, NACoal expects a significant increase in tons sold and income before income tax compared with 2016, including and excluding the effect of Centennial's 2016 asset impairment and legal resolution charges.

Income before income tax in 2017 is expected to benefit from an increase in earnings from the unconsolidated mining operations due to the start of production at Bisti on January 1, 2017 and to a full year of production at the Coyote Creek mine. In addition, NAM has commenced operations at additionallimerock quarries for a new customer, which is also expected to contribute to the increase in income from the unconsolidated mining operations.

Bisti expects to deliver between 5.0 to 6.0 million tons of coal per year when the power plant supplied by its customer is operating at anticipated levels. Coyote Creek expects to deliver between 2.0 to 2.5 million tons of coal annually when its customer's power plant operates at anticipated levels. In 2016, Liberty began delivering coal to its customer for facility testing and commissioning. Production levels at Liberty are expected to increase gradually and to build to full production of approximately 4.5 million tons of coal annually beginning in 2023, although the pace of future deliveries will be affected by the timing of the Kemper County Energy Facility reaching full operating capacity.

Income before income tax is also expected to benefit moderately from lower expenses related to the Otter Creek reserves in North Dakota and a lower, more moderate, operating loss at Centennial as it manages ongoing mine reclamation obligations. Centennial will continue to evaluate strategies to optimize cash flow, including through the sale of mineral reserves and equipment. The company is evaluating a range of strategies for its Alabama mineral reserves, including holding reserves with substantial unmined coal tons for sale or contract mining when conditions in Alabama and global coal markets improve. Cash expenditures related to mine reclamation will continue until reclamation is complete, or ownership of, or responsibility for, the mines is transferred.

The improvement in income before income tax is expected to be partially offset by a decrease in MLMC's 2017 results, with a substantial decrease in the first half of the year expected to be partially offset by improvements in the second half. Lower results from NAM's consolidated limerock mining operations due to an anticipated decline in customer requirements is also expected to partially offset improved income before income tax. As a result of a new oil and gas royalty agreement finalized in the first quarter of 2017, royalty and other income in 2017 is expected to be comparable to 2016.

Cash flow before financing activities is expected to be strong in 2017 but decrease significantly compared with 2016. Capital expenditures are estimated to be approximately $17 million in 2017, of which $3.4 million was expended in the first quarter of 2017.

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

FINANCIAL REVIEW

The results of operations for HBB were as follows for the three months ended March 31:

	THREE MONTHS
	2017	2016
Revenues	$114,154	$115,740
Operating profit	$782	$67
Interest expense	$380	$426
Other expense (income)	$(700)	$43
Net income (loss)	$689	$(261)
Effective income tax rate	37.5%	35.1%

First Quarter of 2017 Compared with First Quarter of 2016

The following table identifies the components of change in revenues for the first quarter of 2017 compared with the first quarter of 2016:

Revenues
2016	$115,740
Increase (decrease) from:
Unit volume and product mix	(1,243)
Foreign currency	(468)
Other	125
2017	$114,154

Revenues for the first quarter of 2017 decreased 1.4% compared with the first quarter of 2016 primarily due to reduced sales volumes, mainly in the U.S. consumer retail market in part driven by retailers re-balancing inventory after the holiday-selling season, partially offset by increased sales of new and higher-priced products.

The following table identifies the components of change in operating profit for the first quarter of 2017 compared with the first quarter of 2016:

Operating Profit
2016	$67
Increase (decrease) from:
Gross profit	1,617
Selling, general and administrative expenses	(742)
Foreign currency	(160)
2017	$782

HBB's operating profit increased in the first quarter of 2017 compared with the first quarter of 2016 primarily as a result of an increase in gross profit. The increase in gross profit mainly resulted from a shift in sales mix to higher-priced and higher-margin products and lower costs, partially offset by reduced sales volumes and an increase in transportation and warehousing costs.

HBB recognized net income of $0.7 million in the first quarter of 2017 compared with a net loss of $0.3 million in the first quarter of 2016 primarily due to the factors affecting operating profit and a foreign currency gain in the first quarter of 2017 compared with a loss during the first quarter of 2016.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the three months ended March 31:

	2017	2016	Change
Operating activities:
Net income (loss)	$689	$(261)	$950
Depreciation and amortization	1,026	799	227
Other	(1,355)	(447)	(908)
Working capital changes	(11,836)	12,922	(24,758)
Net cash provided by (used for) operating activities	(11,476)	13,013	(24,489)

Investing activities:
Expenditures for property, plant and equipment	(972)	(1,280)	308
Other	5	—	5
Net cash used for investing activities	(967)	(1,280)	313

Cash flow before financing activities	$(12,443)	$11,733	$(24,176)

Net cash provided by (used for) operating activities changed by $24.5 million in the first three months of 2017 compared with the first three months of 2016 primarily as a result of the change in working capital. The change in working capital was mainly due to a larger decrease in accounts payable and an increase in inventory during the first three months of 2017 compared with a decrease in inventory during 2016. The changes in accounts payable and inventory were primarily attributable to the timing of purchases and lower sales in the first three months of 2017 compared with the sales forecast.

	2017	2016	Change
Financing activities:
Net additions (reductions) to revolving credit agreement and other	$14,863	$(10,595)	$25,458
Net cash provided by (used for) financing activities	$14,863	$(10,595)	$25,458

The change in net cash provided by (used for) financing activities was mainly the result of an increase in borrowings as HBB required more cash to fund working capital during the first three months of 2017 compared with the first three months of 2016.

Financing Activities

HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires in June 2021. The obligations under the HBB Facility are secured by substantially all of HBB's assets. The approximate book value of HBB's assets held as collateral under the HBB Facility was $221.0 million as of March 31, 2017. At March 31, 2017, the borrowing base under the HBB Facility was $98.6 million and borrowings outstanding under the HBB Facility were $53.6 million. At March 31, 2017, the excess availability under the HBB Facility was $45.0 million.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible accounts receivable, inventory and trademarks of the borrowers, as defined in the HBB Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the HBB Facility. A portion of the availability is denominated in Canadian dollars to provide funding to HBB's Canadian subsidiary. Borrowings bear interest at a floating rate, which can be a base rate or LIBOR, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective March 31, 2017, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.50%, respectively. The applicable margins, effective March 31, 2017, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.00% and 1.50%, respectively. The HBB Facility also required a fee of 0.25% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability. The floating rate of interest applicable to the HBB Facility at March 31, 2017 was 2.78% including the floating rate margin and the effect of interest rate swap agreements discussed below.

To reduce the exposure to changes in the market rate of interest, HBB has entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require HBB to receive a variable interest rate and pay a fixed interest rate. HBB has interest rate swaps with notional values totaling $20.0 million at March 31, 2017 at an average fixed rate of 1.4%. HBB also has delayed start interest rate swaps with notional values totaling $25.0 million at March 31, 2017, with fixed rates of 1.6% and 1.7%.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to NACCO, subject to achieving availability thresholds. Dividends are discretionary to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $25.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At March 31, 2017, HBB was in compliance with all financial covenants in the HBB Facility.

HBB believes funds available from cash on hand at the Company, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the HBB Facility.

Contractual Obligations, Contingent Liabilities and Commitments

In the three months ended March 31, 2017, there were no significant changes in the total amount of HBB's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 55 in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Capital Expenditures

Expenditures for property, plant and equipment were $1.0 million for the first three months of 2017 and are estimated to be an additional $6.9 million for the remainder of 2017. These planned capital expenditures are primarily for improvements to HBB's information technology infrastructure and tooling for new products. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

Working capital is significantly affected by the seasonality of HBB's business. The following is a discussion of the changes in HBB's capital structure at March 31, 2017 compared with both March 31, 2016 and December 31, 2016.

March 31, 2017 Compared with March 31, 2016

	MARCH 31 2017	MARCH 31 2016	Change
Cash and cash equivalents	$5,094	$1,625	$3,469
Other net tangible assets	80,806	82,169	(1,363)
Goodwill and intangible assets, net	13,189	14,568	(1,379)
Net assets	99,089	98,362	727
Total debt	(53,578)	(47,770)	(5,808)
Total equity	$45,511	$50,592	$(5,081)
Debt to total capitalization	54%	49%	5%

Total debt increased $5.8 million to fund working capital.

March 31, 2017 Compared with December 31, 2016

	MARCH 31 2017	DECEMBER 31 2016	Change
Cash and cash equivalents	$5,094	$2,321	$2,773
Other net tangible assets	80,806	66,916	13,890
Goodwill and intangible assets, net	13,189	13,534	(345)
Net assets	99,089	82,771	16,318
Total debt	(53,578)	(38,714)	(14,864)
Total equity	$45,511	$44,057	$1,454
Debt to total capitalization	54%	47%	7%

Other net tangible assets increased $13.9 million from December 31, 2016 primarily due to decreases in accounts payable, accrued payroll and accrued cooperative advertising, partially offset by a decrease in accounts receivable. The changes in accounts payable and accounts receivable were primarily attributable to the seasonality of the business. Accrued payroll and accrued cooperative advertising decreased as payments were made during the first quarter of 2017.

Total debt decreased $14.9 million mainly as a result of the seasonality of the business.

OUTLOOK

Overall consumer confidence, financial pressures experienced by the middle-market consumer and changing consumer buying patterns continue to create uncertainty about the overall growth prospects for the U.S. retail market for small appliances. In this context, 2017 U.S. and Canadian consumer retail markets for small kitchen appliances are expected to be comparable to 2016, while international and commercial markets in which HBB participates are expected to continue to grow moderately. Sales are expected to continue to shift from in-store channels to internet sales channels.

HBB continues to focus on strengthening the consumer market position of its various product lines through product innovation, promotions, increased placements and branding programs. HBB will continue to leverage its strong brand portfolio by introducing new innovative products, as well as upgrades to certain existing products across a wide range of brands, price points and categories in both retail and commercial marketplaces. HBB continues to pursue opportunities to create or add product lines and brands that can be distributed in high-end or specialty stores and on the Internet, including the addition of a new CHI®-branded garment care line under a multi-year licensing deal, which began initial shipments during the first quarter of 2017. HBB also expects its growing global commercial business to benefit from broader distribution of several newer products.

As a result of this market environment and its product introductions, HBB's sales volumes and revenues are expected to increase modestly in 2017 compared with 2016, provided consumer spending is at expected levels. This increase is expected to be slightly more than the anticipated market growth due to enhanced distribution and increased higher-margin product placements resulting from the execution of the company's strategic initiatives, both domestically and internationally.

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

In 2017, cash flow before financing activities is expected to be substantial but lower than 2016. Capital expenditures are expected to be approximately $8 million in 2017, of which $1.0 million was expended in the first quarter of 2017.

Longer term, HBB will work to improve return on sales through economies of scale derived from market growth and its strategic revenue growth initiatives. These initiatives are focused on enhancing HBB's placements in the North American consumer business, enhancing sales in the e-commerce market, expanding its participation in the "only-the-best" market by investing in new products to be sold under the Wolf Gourmet®, Weston®, Hamilton Beach® Professional and CHI® brand names, expanding internationally in emerging growth markets, increasing its global commercial presence through enhanced global product lines for chains and distributors serving the global food service and hospitality markets and leveraging its other strategic initiatives to drive category and channel expansion.

THE KITCHEN COLLECTION, LLC

KC is a national specialty retailer of kitchenware in outlet and traditional malls throughout the United States. KC's business is seasonal, and a majority of its revenues and operating profit is typically earned in the second half of the year when sales of kitchenware to consumers increase significantly for the fall holiday-selling season.

At March 31, 2017, KC operated a total of 208 stores compared with 222 stores at March 31, 2016 and 223 stores at December 31, 2016.

FINANCIAL REVIEW

The results of operations for KC were as follows for the three months ended March 31:

	THREE MONTHS
	2017	2016
Revenues	$26,665	$28,383
Operating loss	$(3,279)	$(2,890)
Net loss	$(2,143)	$(1,868)
Effective income tax rate	35.7%	36.4%

First Quarter of 2017 Compared with First Quarter of 2016

The following table identifies the components of change in revenues for the first quarter of 2017 compared with the first quarter of 2016:

Revenues
2016	$28,383
Increase (decrease) from:
Closed stores	(2,273)
Comparable stores	(626)
New stores	875
Other, primarily e-commerce	306
2017	$26,665

Revenues for the first quarter of 2017 decreased compared with the first quarter of 2016 primarily due to the loss of sales from closing underperforming stores since March 31, 2016 and a decline in comparable store sales. The decrease in comparable store sales resulted from fewer customer visits and a reduction in store transactions, partially offset by an increase in the average sales transaction value for the first quarter of 2017 compared with the first quarter of 2016. These decreases were partially offset by sales at newly opened stores and e-commerce sales.

The following table identifies the components of change in operating loss for the first quarter of 2017 compared with the first quarter of 2016:

Operating Loss
2016	$(2,890)
(Increase) decrease from:
Comparable stores	(302)
New stores	(105)
Selling, general and administrative expenses and other	(18)
Closed stores	36
2017	$(3,279)

KC recognized an increased operating loss in the first quarter of 2017 compared with the first quarter of 2016 primarily as a result of a decline in comparable store operating margins due to a shift in sales mix to lower-margin products.

KC reported a net loss of $2.1 million in the first quarter of 2017 compared with a net loss of $1.9 million in the first quarter of 2016 primarily due to the factors affecting the operating loss.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the three months ended March 31:

	2017	2016	Change
Operating activities:
Net loss	$(2,143)	$(1,868)	$(275)
Depreciation and amortization	282	355	(73)
Other	(430)	129	(559)
Working capital changes	(8,394)	(7,898)	(496)
Net cash used for operating activities	(10,685)	(9,282)	(1,403)

Investing activities:
Expenditures for property, plant and equipment	(253)	(558)	305
Other	—	47	(47)
Net cash used for investing activities	(253)	(511)	258

Cash flow before financing activities	$(10,938)	$(9,793)	$(1,145)

The $1.4 million change in net cash used for operating activities was primarily the result of the change in other in the first three months of 2017 compared with the first three months of 2016. The change in other was primarily the result of the change in deferred income taxes.

	2017	2016	Change
Financing activities:
Net additions to revolving credit agreement	$5,400	$4,000	$1,400
Cash dividends paid to NACCO	(3,000)	(10,000)	7,000
Net cash provided by (used for) financing activities	$2,400	$(6,000)	$8,400

The change in net cash provided by (used for) financing activities was primarily the result of a decrease in cash dividends paid to NACCO during the first three months of 2017 compared with the first three months of 2016, as well as an increase in borrowings during the first three months of 2017 compared with the first three months of 2016.

Financing Activities

KC has a $25.0 million secured revolving line of credit that expires in September 2019 (the “KC Facility”). The obligations under the KC Facility are secured by substantially all of the assets of KC. The approximate book value of KC's assets held as collateral under the KC Facility was $39.0 million as of March 31, 2017. At March 31, 2017, the borrowing base under the KC Facility was $17.7 million and borrowings outstanding under the KC Facility were $5.4 million. At March 31, 2017, the excess availability under the KC Facility was $12.3 million.

The maximum availability under the KC Facility is derived from a borrowing base formula using KC's eligible inventory and eligible credit card accounts receivable, as defined in the KC Facility. Borrowings bear interest at a floating rate plus a margin based on the excess availability under the agreement, as defined in the KC Facility, which can be either a base rate plus a margin of 1.00% or LIBOR plus a margin of 2.00% as of March 31, 2017. The KC Facility also requires a commitment fee of 0.32% per annum on the unused commitment.

The KC Facility allows for the payment of dividends to NACCO, subject to certain restrictions based on availability and meeting a fixed charge coverage ratio as described in the KC Facility. Dividends are limited to (i) $6.0 million in any twelve-

March 31, 2017, KC was in compliance with all financial covenants in the KC Facility.

KC believes funds available from cash on hand at the Company, the KC Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the KC Facility.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2016, there have been no significant changes in the total amount of KC's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 62 in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Capital Expenditures

Expenditures for property, plant and equipment were $0.3 million for the first three months of 2017 and are estimated to be an additional $1.3 million for the remainder of 2017. These planned capital expenditures are primarily for improvements to KC's information technology infrastructure, store remodels and new store fixtures. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

Working capital is significantly affected by the seasonality of KC's business. The following is a discussion of the changes in KC's capital structure at March 31, 2017 compared with both March 31, 2016 and December 31, 2016.

March 31, 2017 Compared with March 31, 2016

	MARCH 31 2017	MARCH 31 2016	Change
Cash and cash equivalents	$472	$521	$(49)
Other net tangible assets	21,180	23,361	(2,181)
Net assets	21,652	23,882	(2,230)
Total debt	(5,400)	(4,000)	(1,400)
Total equity	$16,252	$19,882	$(3,630)
Debt to total capitalization	25%	17%	8%

The $2.2 million decrease in other net tangible assets at March 31, 2017 compared with March 31, 2016 was mainly due to the changes in net intercompany tax receivable/payable and a decrease in inventory, partially offset by a decrease in accounts payable at March 31, 2017. The decreases in inventory and accounts payable are the result of fewer stores at March 31, 2017 compared with March 31, 2016.

March 31, 2017 Compared with December 31, 2016

	MARCH 31 2017	DECEMBER 31 2016	Change
Cash and cash equivalents	$472	$9,010	$(8,538)
Other net tangible assets	21,180	12,384	8,796
Net assets	21,652	21,394	258
Total debt	(5,400)	—	(5,400)
Total equity	$16,252	$21,394	$(5,142)
Debt to total capitalization	25%	(a)	(a)
(a) Debt to total capitalization is not meaningful.

Other net tangible assets increased $8.8 million at March 31, 2017 compared with December 31, 2016 primarily as a result of a decrease in accounts payable partially offset by a decrease in inventory. Both of these decreases are due to the seasonality of the business and fewer stores at March 31, 2017 compared with December 31, 2016.

OUTLOOK

A shift in consumer shopping patterns has led to declining consumer traffic to physical retail locations and reduced in-store transactions as consumers buy more over the Internet or utilize the Internet for comparison shopping. Financial pressures on middle-market consumers interested in housewares and small appliances continue to persist and have also adversely affected sales trends in these categories over the last few years. These factors are expected to continue to limit KC's target consumers' spending on housewares and small appliances, resulting in continued market softness in 2017. Given this market environment, KC expects to continue to aggressively manage its store portfolio and continue its focus on a smaller core group of profitable Kitchen Collection® outlet stores. The company closed 17 stores early in the first quarter of 2017 and plans to open a limited number of stores throughout the remainder of the year in more favorable mall locations. As a result of these actions, KC anticipates revenues to decline modestly in 2017 compared with 2016, with full-year 2017 operating results comparable to 2016, provided customer visits are at expected levels. KC also expects to generate modest cash flow before financing activities in 2017. Capital expenditures are expected to be approximately $1.5 million in 2017, of which $0.3 million was expended in the first quarter of 2017.

KC aims to provide consumers with products they want at affordable prices. KC's continued focus on increasing the average sale per transaction, the average closure rate and the number of items per transaction through the continued refinement of its format and improved customer interactions to enhance customers' store experience is expected to generate sales growth over time. Additionally, improved product offerings, a focus on sales of higher-margin products, merchandise mix and displays, new store profitability, closure of underperforming stores and optimizing expense structure are expected to generate improved operating profit over time. As a result, KC believes its smaller core store portfolio is well positioned to take advantage of any future market rebound.

NACCO AND OTHER

NACCO and Other includes the parent company operations and Bellaire.

FINANCIAL REVIEW

Operating Results

The results of operations at NACCO and Other were as follows for the three months ended March 31:

	THREE MONTHS
	2017	2016
Revenues	$—	$—
Operating loss	$(1,520)	$(1,441)
Other expense	$298	$289
Net loss	$(1,338)	$(1,067)

First Quarter of 2017 Compared with First Quarter of 2016

The increase in the operating loss in the first quarter of 2017 compared with the first quarter of 2016 was primarily due to higher employee-related expenses and increased legal fees partially offset by an increase in management fees charged to the subsidiaries.

The change in net loss for the first quarter of 2017 compared with 2016 was primarily due to the factors affecting operating loss and the change in income taxes.

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

	THREE MONTHS
	2017	2016
NACoal	$1,413	$1,157
HBB	$920	$941
KC	$72	$70

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

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2016, there have been no significant changes in the total amount of NACCO and Other contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 65 in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Capital Structure

NACCO's consolidated capital structure is presented below:

	MARCH 31 2017	DECEMBER 31 2016	Change
Cash and cash equivalents	$56,426	$80,648	$(24,222)
Other net tangible assets	289,464	236,823	52,641
Goodwill and intangible assets, net	58,279	59,212	(933)
Net assets	404,169	376,683	27,486
Total debt	(158,048)	(134,753)	(23,295)
Bellaire closed mine obligations	(21,595)	(21,637)	42
Total equity	$224,526	$220,293	$4,233
Debt to total capitalization	41%	38%	3%

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

The fair value of the Company's interest rate swap agreements was a net receivable of $0.7 million at March 31, 2017. A hypothetical 10% change in interest rates would not cause a material change in the fair value of the interest rate swap agreements at March 31, 2017 and, assuming no changes in the Company's financial structure as it stands, would not have a material effect on annual interest expense.

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
HBB uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts generally mature within twelve months and require HBB to buy or sell the functional currency in which the applicable subsidiary operates and buy or sell U.S. dollars at rates agreed to at the inception of the contracts. The fair value of these contracts was a net payable of $0.5 million at March 31, 2017.

For purposes of risk analysis, the Company uses sensitivity analyses to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. Assuming a hypothetical 10% weakening of the U.S. dollar compared with other foreign currencies at March 31, 2017, the fair value of foreign currency-sensitive financial instruments, which primarily represent forward foreign currency exchange contracts, would be decreased by $1.1 million compared with its fair value at March 31, 2017. It is important to note that the change in fair value indicated in this sensitivity analysis would be somewhat offset by changes in the fair value of the underlying receivables and payables, which would not be material.

COMMODITY PRICE RISK
The Company uses certain commodities, including steel and diesel fuel, in the normal course of its mining processes. As such, the cost of operations is subject to variability as the market for these commodities changes. The Company monitors this risk and utilizes forward purchase contracts to manage a portion of NACoal's exposure related to diesel fuel volatility. There have been no material changes in the Company's commodity price risk during the first quarter of 2017.

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

Changes in internal control over financial reporting: During the first quarter of 2017, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
None.

Item 1A    Risk Factors
No material changes to the risk factors for NACoal, HBB, KC or General from the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3    Defaults Upon Senior Securities
None.

Item 4    Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 filed with this Quarterly Report on Form 10-Q for the period ended March 31, 2017.

Item 5    Other Information
None.

Item 6    Exhibits
Incorporated by reference to the Exhibit Index on page 32 of this Quarterly Report on Form 10-Q for the period ended March 31, 2017.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NACCO Industries, Inc. (Registrant)
Date:	May 2, 2017	/s/ Elizabeth I. Loveman
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