Form 10-Q
period 2017-06-30
NACCO INDUSTRIES INC
filed 2017-08-01
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

YES ☐ NO ☑

Number of shares of Class A Common Stock outstanding at July 28, 2017: 5,266,268
Number of shares of Class B Common Stock outstanding at July 28, 2017: 1,570,448

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30 2017	DECEMBER 31 2016	JUNE 30 2016
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$60,209	$80,648	$34,257
Accounts receivable, net	85,025	117,463	77,173
Accounts receivable from unconsolidated subsidiaries	11,270	7,404	4,450
Inventories, net	163,759	157,342	167,589
Assets held for sale	1,373	2,016	15,570
Prepaid expenses and other	22,323	16,859	21,925
Total current assets	343,959	381,732	320,964
Property, plant and equipment, net	132,126	131,049	132,290
Goodwill	6,253	6,253	6,253
Other Intangibles, net	51,062	52,959	55,034
Deferred income taxes	23,839	28,380	29,997
Investments in unconsolidated subsidiaries	27,254	31,054	30,643
Deferred costs	10,598	10,037	8,431
Other non-current assets	26,169	26,557	25,911
Total assets	$621,260	$668,021	$609,523
LIABILITIES AND EQUITY
Accounts payable	$104,794	$128,248	$100,878
Revolving credit agreements of subsidiaries - not guaranteed by the parent company	22,276	12,714	6,158
Current maturities of long-term debt of subsidiaries - not guaranteed by the parent company	1,212	1,744	1,523
Accrued payroll	20,332	32,925	18,513
Accrued cooperative advertising	6,898	15,056	7,217
Other current liabilities	30,537	31,141	27,395
Total current liabilities	186,049	221,828	161,684
Long-term debt of subsidiaries - not guaranteed by the parent company	99,918	120,295	143,471
Asset retirement obligations	39,153	38,262	41,588
Pension and other postretirement obligations	13,386	14,271	12,747
Other long-term liabilities	51,794	53,072	51,061
Total liabilities	390,300	447,728	410,551
Stockholders' equity
Common stock:
Class A, par value $1 per share, 5,266,268 shares outstanding (December 31, 2016 - 5,207,955 shares outstanding; June 30, 2016 - 5,240,777 shares outstanding)	5,266	5,208	5,241
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,570,448 shares outstanding (December 31, 2016 - 1,570,915 shares outstanding; June 30, 2016 - 1,571,518 shares outstanding)	1,570	1,571	1,572
Capital in excess of par value	—	—	—
Retained earnings	248,239	239,441	217,728
Accumulated other comprehensive loss	(24,115)	(25,927)	(25,569)
Total stockholders' equity	230,960	220,293	198,972
Total liabilities and equity	$621,260	$668,021	$609,523

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2017	2016	2017	2016
	(In thousands, except per share data)
Revenues	$181,076	$178,007	$349,658	$351,428
Cost of sales	137,648	137,478	267,095	270,894
Gross profit	43,428	40,529	82,563	80,534
Earnings of unconsolidated mines	13,475	13,035	28,430	25,683
Operating expenses
Selling, general and administrative expenses	47,999	46,870	94,192	92,885
(Gain)/loss on sale of assets	(2,641)	658	(3,044)	902
Amortization of intangible assets	964	826	1,896	1,808
	46,322	48,354	93,044	95,595
Operating profit	10,581	5,210	17,949	10,622
Other expense (income)
Interest expense	1,390	1,470	2,737	2,975
Income from other unconsolidated affiliates	(311)	(303)	(619)	(606)
Closed mine obligations	352	349	735	725
Other, net, including interest income	(326)	2,017	(1,028)	2,070
	1,105	3,533	1,825	5,164
Income before income tax provision (benefit)	9,476	1,677	16,124	5,458
Income tax provision (benefit)	2,688	(1,439)	4,358	(460)
Net income	$6,788	$3,116	$11,766	$5,918

Basic earnings per share	$0.99	$0.45	$1.73	$0.86
Diluted earnings per share	$0.99	$0.45	$1.72	$0.86

Dividends per share	$0.2725	$0.2675	$0.5400	$0.5300

Basic weighted average shares outstanding	6,835	6,856	6,818	6,853
Diluted weighted average shares outstanding	6,850	6,874	6,847	6,878

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2017	2016	2017	2016
	(In thousands)
Net income	$6,788	$3,116	$11,766	$5,918
Foreign currency translation adjustment	672	(1,025)	1,743	(818)
Deferred gain on available for sale securities	238	99	464	164
Current period cash flow hedging activity, net of $283 and $369 tax benefit in the three and six months ended June 30, 2017, and $308 and $988 tax benefit in the three and six months ended June 30, 2016, respectively.	(620)	(514)	(859)	(1,881)
Reclassification of hedging activities into earnings, net of $77 and $89 tax benefit in the three and six months ended June 30, 2017, respectively, and $44 and $105 tax benefit in the three and six months ended June 30, 2016, respectively.	134	33	140	108
Reclassification of pension and postretirement adjustments into earnings, net of $140 and $190 tax benefit in the three and six months ended June 30, 2017, respectively, and $84 and $183 tax benefit in the three and six months ended June 30, 2016, respectively.	148	153	324	302
Total other comprehensive income (loss)	$572	$(1,254)	$1,812	$(2,125)
Comprehensive income	$7,360	$1,862	$13,578	$3,793

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30
	2017	2016
	(In thousands)
Operating activities
Net income	$11,766	$5,918
Adjustments to reconcile from net income to net cash (used for) provided by operating activities:
Depreciation, depletion and amortization	8,905	8,708
Amortization of deferred financing fees	296	314
Deferred income taxes	4,541	12,016
Other	650	(1,871)
Working capital changes:
Accounts receivable	26,867	32,559
Inventories	(6,449)	(2,768)
Other current assets	(3,232)	115
Accounts payable	(22,385)	(1,227)
Income taxes receivable/payable	(187)	(9,972)
Other current liabilities	(22,519)	(26,823)
Net cash (used for) provided by operating activities	(1,747)	16,969

Investing activities
Expenditures for property, plant and equipment	(8,099)	(8,694)
Proceeds from the sale of property, plant and equipment	1,474	2,630
Other	617	(2,542)
Net cash used for investing activities	(6,008)	(8,606)

Financing activities
Additions to long-term debt	6,193	—
Reductions of long-term debt	(24,814)	(16,623)
Net additions (reductions) to revolving credit agreements	9,562	(2,207)
Cash dividends paid	(3,690)	(3,638)
Purchase of treasury shares	—	(3,826)
Other	—	(202)
Net cash used for financing activities	(12,749)	(26,496)

Effect of exchange rate changes on cash	65	(109)

Cash and cash equivalents
Decrease for the period	(20,439)	(18,242)
Balance at the beginning of the period	80,648	52,499
Balance at the end of the period	$60,209	$34,257

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Available for Sale Securities	Deferred Gain (Loss) on Cash Flow Hedging	Pension and Postretirement Plan Adjustment	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2016	$5,265	$1,572	$—	$217,745	$(5,455)	$1,480	$(112)	$(19,357)	$201,138
Stock-based compensation	46	—	1,459	—	—	—	—	—	1,505
Purchase of treasury shares	(70)	—	(1,459)	(2,297)	—	—	—	—	(3,826)
Net income	—	—	—	5,918	—	—	—	—	5,918
Cash dividends on Class A and Class B common stock: $0.5300 per share	—	—	—	(3,638)	—	—	—	—	(3,638)
Current period other comprehensive income (loss)	—	—	—	—	(818)	164	(1,881)	—	(2,535)
Reclassification adjustment to net income	—	—	—	—	—	—	108	302	410
Balance, June 30, 2016	$5,241	$1,572	$—	$217,728	$(6,273)	$1,644	$(1,885)	$(19,055)	$198,972

Balance, January 1, 2017	$5,208	$1,571	$—	$239,441	$(7,533)	$1,893	$393	$(20,680)	$220,293
Stock-based compensation	57	—	—	722	—	—	—	—	779
Conversion of Class B to Class A shares	1	(1)	—	—	—	—	—	—	—
Net income	—	—	—	11,766	—	—	—	—	11,766
Cash dividends on Class A and Class B common stock: $0.5400 per share	—	—	—	(3,690)	—	—	—	—	(3,690)
Current period other comprehensive income (loss)	—	—	—	—	1,743	464	(859)	—	1,348
Reclassification adjustment to net income	—	—	—	—	—	—	140	324	464
Balance, June 30, 2017	$5,266	$1,570	$—	$248,239	$(5,790)	$2,357	$(326)	$(20,356)	$230,960

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(In thousands, except as noted and per share amounts)

NOTE 1—Nature of Operations and Basis of Presentation

Nature of Operations

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of NACCO Industries, Inc. (the “parent company” or “NACCO”) and its wholly owned subsidiaries (collectively, “NACCO Industries, Inc. and Subsidiaries” or the “Company”). Intercompany accounts and transactions are eliminated in consolidation. The Company's subsidiaries operate in the following principal industries: mining, consumer, commercial and specialty small appliances and specialty retail. The Company manages its subsidiaries primarily by industry.

The North American Coal Corporation and its affiliated companies (collectively, “NACoal”) mine coal primarily for use in power generation and provide value-added services for natural resource companies. Hamilton Beach Brands, Inc. (“HBB”) is a leading designer, marketer and distributor of branded small electric household and specialty housewares appliances, as well as commercial products for restaurants, bars and hotels. The Kitchen Collection, LLC (“KC”) is a national specialty retailer of kitchenware in outlet and traditional malls throughout the United States.

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

Basis of Presentation

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at June 30, 2017 and the results of its operations, comprehensive income (loss), cash flows and changes in equity for the six months ended June 30, 2017 and 2016 have been included. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. GAAP for complete financial statements.

Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2017. The HBB and KC businesses are seasonal and a majority of revenues and operating profit typically occurs in the second half of the calendar year when sales of consumer, commercial and specialty small appliances to retailers and consumers increase significantly for the fall holiday selling season. For further information regarding seasonality of these businesses, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

NOTE 2—Recently Issued Accounting Standards

Accounting Standards Not Yet Adopted

In May 2014, the FASB codified in ASC 606, "Revenue Recognition - Revenue from Contracts with Customers," which supersedes most current revenue recognition guidance, including industry-specific guidance, and requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to customers and provide additional disclosures. As amended, the effective date for public entities is annual reporting periods beginning after December 15, 2017 and interim periods therein. The Company anticipates adopting the new revenue guidance effective January 1, 2018 using the modified retrospective method with the cumulative effect of initially applying the standard recognized as an adjustment to equity. The Company has developed a project plan with respect to its implementation of this standard, including identification of revenue streams and review of contracts and procedures currently in place. To date, the Company has completed its initial review of the revenue streams related to its HBB and KC subsidiaries.  The Company is in the process of completing its review of customer contracts at its NACoal subsidiary and developing its conclusions on several aspects of the standard including identification of performance obligations and principal versus agent considerations.  The Company is also in the process of identifying and implementing any necessary changes to processes and controls to meet the standard's updated reporting and disclosure requirements. The Company continues to assess the potential impact of the standard and has not yet reached a conclusion as to how the adoption of the standard will impact the Company's financial position, results of operations or cash flows. The adoption of this guidance will result in increased disclosures to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts.

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

NOTE 3—Inventories

Inventories are summarized as follows:

	JUNE 30 2017	DECEMBER 31 2016	JUNE 30 2016
Coal - NACoal	$12,653	$13,137	$18,533
Mining supplies - NACoal	15,709	15,790	19,868
Total inventories at weighted average cost	28,362	28,927	38,401
Sourced inventories - HBB	104,342	95,008	96,401
Retail inventories - KC	31,055	33,407	32,787
Total inventories	$163,759	$157,342	$167,589

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

During the three and six months ended June 30, 2017, the Company did not repurchase any shares of Class A Common Stock under the 2016 Stock Repurchase Program.

NOTE 5—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Date	(Level 1)	(Level 2)	(Level 3)
	June 30, 2017
Assets:
Available for sale securities	$8,595	$8,595	$—	$—
Interest rate swap agreements	623	—	623	—
	$9,218	$8,595	$623	$—
Liabilities:
Interest rate swap agreements	$29	$—	$29	$—
Foreign currency exchange contracts	903	—	903	—
	$932	$—	$932	$—

	December 31, 2016
Assets:
Available for sale securities	$7,882	$7,882	$—	$—
Interest rate swap agreements	774	—	774	—
Foreign currency exchange contracts	147	—	147	—
	$8,803	$7,882	$921	$—
Liabilities:
Interest rate swap agreements	$339	$—	$339	$—
	$339	$—	$339	$—

	June 30, 2016
Assets:
Available for sale securities	$7,498	$7,498	$—	$—
	$7,498	$7,498	$—	$—
Liabilities:
Interest rate swap agreements	$2,491	$—	$2,491	$—
Foreign currency exchange contracts	295	—	295	—
	$2,786	$—	$2,786	$—

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

There were no transfers into or out of Levels 1, 2 or 3 during the three and six months ended June 30, 2017 and 2016.

NOTE 6—Unconsolidated Subsidiaries

NACoal's wholly owned unconsolidated subsidiaries each meet the definition of a variable interest entity. See Note 1 for a discussion of these entities.

The investment in the unconsolidated subsidiaries and related tax positions totaled $27.3 million, $31.1 million and $30.6 million at June 30, 2017, December 31, 2016 and June 30, 2016, respectively. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $5.3 million, $4.6 million and $4.8 million at June 30, 2017, December 31, 2016, and June 30, 2016, respectively.

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

Summarized financial information for the unconsolidated subsidiaries is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2017	2016	2017	2016
Revenues	$174,554	$160,281	$368,728	$305,351
Gross profit	$19,857	$19,673	$41,854	$38,421
Income before income taxes	$13,616	$13,246	$29,326	$26,367
Net income	$10,110	$9,717	$21,791	$19,727

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

At June 30, 2017, December 31, 2016 and June 30, 2016, HBB had accrued undiscounted obligations of $8.9 million, $8.7 million and $9.2 million, respectively, for environmental investigation and remediation activities. In addition, HBB estimates that it is reasonably possible that it may incur additional expenses in the range of zero to $5.2 million related to the environmental investigation and remediation at these sites.

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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2017	2016	2017	2016
Revenues
NACoal	$28,100	$23,089	$56,400	$53,376
HBB	127,574	127,054	241,728	242,794
KC	25,868	28,634	52,533	57,017
Eliminations	(466)	(770)	(1,003)	(1,759)
Total	$181,076	$178,007	$349,658	$351,428

Operating profit (loss)
NACoal	$10,876	$4,823	$22,202	$14,565
HBB	5,164	4,696	5,946	4,763
KC	(3,008)	(3,011)	(6,287)	(5,901)
NACCO and Other	(2,459)	(1,297)	(3,979)	(2,738)
Eliminations	8	(1)	67	(67)
Total	$10,581	$5,210	$17,949	$10,622

Net income (loss)
NACoal (a)	$8,438	$3,324	$17,727	$11,577
HBB	3,195	2,934	3,884	2,673
KC	(1,970)	(1,954)	(4,113)	(3,822)
NACCO and Other	(2,132)	(1,118)	(3,470)	(2,185)
Eliminations	(743)	(70)	(2,262)	(2,325)
Total	$6,788	$3,116	$11,766	$5,918

(a) During the second quarter and six months ended June 30, 2016, the Company recorded an income tax benefit of $2.3 million as a result of the reversal of an uncertain tax position initially recorded as part of the Centennial acquisition.  The Company also reversed a corresponding indemnification receivable related to the uncertain tax position that resulted in $2.2 million of other expense during the second quarter and six months ended June 30, 2016.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except as noted and per share data)

NACCO Industries, Inc. (the “parent company” or “NACCO”) and its wholly owned subsidiaries (collectively, the “Company”) operate in the following principal industries: mining, consumer, commercial and specialty small appliances and specialty retail. Results of operations and financial condition are discussed separately by subsidiary, which corresponds with the industry groupings.

The North American Coal Corporation and its affiliated coal companies (collectively, “NACoal”) mine coal primarily for use in power generation and provide value-added mining services for natural resource companies. Hamilton Beach Brands, Inc. (“HBB”) is a leading designer, marketer and distributor of branded small electric household and specialty housewares appliances, as well as commercial products for restaurants, bars and hotels. The Kitchen Collection, LLC (“KC”) is a national specialty retailer of kitchenware in outlet and traditional malls throughout the United States.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Please refer to the discussion of the Company's Critical Accounting Policies and Estimates as disclosed on pages 36 through 39 in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The Company's Critical Accounting Policies and Estimates have not materially changed since December 31, 2016.

CONSOLIDATED FINANCIAL SUMMARY
The following table identifies the components of change in Revenues, Operating profit and Net income:

	Revenues	Operating profit	Net income
Consolidated results for the three months ended June 30, 2016	$178,007	$5,210	$3,116
Increase (decrease) in 2017
NACoal	5,011	6,053	5,114
HBB	520	468	261
KC	(2,766)	3	(16)
NACCO and Other	—	(1,162)	(1,014)
Eliminations	304	9	(673)
Consolidated results for the three months ended June 30, 2017	$181,076	$10,581	$6,788

	Revenues	Operating profit	Net income
Consolidated results for the six months ended June 30, 2016	$351,428	$10,622	$5,918
Increase (decrease) in 2017
NACoal	3,024	7,637	6,150
HBB	(1,066)	1,183	1,211
KC	(4,484)	(386)	(291)
NACCO and Other	—	(1,241)	(1,285)
Eliminations	756	134	63
Consolidated results for the six months ended June 30, 2017	$349,658	$17,949	$11,766

The components of change are discussed below in "Segment Results."

Liquidity and Capital Resources of NACCO

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

Capital Structure

NACCO's consolidated capital structure is presented below:

	JUNE 30 2017	DECEMBER 31 2016	Change
Cash and cash equivalents	$60,209	$80,648	$(20,439)
Other net tangible assets	258,250	236,823	21,427
Goodwill and intangible assets, net	57,315	59,212	(1,897)
Net assets	375,774	376,683	(909)
Total debt	(123,406)	(134,753)	11,347
Bellaire closed mine obligations	(21,408)	(21,637)	229
Total equity	$230,960	$220,293	$10,667
Debt to total capitalization	35%	38%	(3)%
The components of change are discussed below in "Segment Results."

SEGMENT RESULTS

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

FINANCIAL REVIEW

Tons of coal sold by NACoal's operating mines were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2017	2016	2017	2016
	(In millions)
Coteau	3.5	3.4	7.3	7.0
Falkirk	1.3	1.5	3.0	3.2
Sabine	0.5	1.1	1.5	2.2
Camino Real	0.7	0.4	1.2	0.9
Coyote Creek	0.5	0.2	1.0	0.2
Bisti	0.7	—	2.0	—
Other	0.3	0.1	0.7	0.2
Unconsolidated mines	7.5	6.7	16.7	13.7
MLMC	0.7	0.6	1.4	1.4
Total tons sold	8.2	7.3	18.1	15.1

NAM sold 7.9 million and 15.7 million cubic yards of limerock in the three and six months ended June 30, 2017, respectively. This compares with 7.1 million and 13.9 million cubic yards of limerock in the three and six months ended June 30, 2016, respectively.

The results of operations for NACoal were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2017	2016	2017	2016
Revenue - consolidated mines	$24,878	$21,904	$50,079	$49,152
Revenue - royalty and other	3,222	1,185	6,321	4,224
Total revenues	28,100	23,089	56,400	53,376
Cost of sales - consolidated mines	22,894	20,263	46,078	43,971
Cost of sales - royalty and other	562	537	1,086	1,088
Total cost of sales	23,456	20,800	47,164	45,059
Gross profit	4,644	2,289	9,236	8,317
Earnings of unconsolidated mines (a)	13,475	13,035	28,430	25,683
Selling, general and administrative expenses	9,249	9,346	17,283	17,395
Amortization of intangible assets	619	481	1,206	1,118
(Gain) loss on sale of assets	(2,625)	674	(3,025)	922
Operating profit	10,876	4,823	22,202	14,565
Interest expense	928	1,095	1,860	2,146
Other (income) expense, including income from other unconsolidated affiliates	(307)	1,999	(550)	1,774
Income before income tax provision (benefit)	10,255	1,729	20,892	10,645
Income tax provision (benefit)	1,817	(1,595)	3,165	(932)
Net income	$8,438	$3,324	$17,727	$11,577

Effective income tax rate (b) (c)	17.7%	n/m	15.1%	n/m

(a) See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.
(b) The NACoal effective income tax rate is affected by the benefit of percentage depletion.
(c) During the second quarter and six months ended June 30, 2016, the Company recorded an income tax benefit of $2.3 million as a result of the reversal of an uncertain tax position initially recorded as part of the Centennial acquisition.  The Company also reversed a corresponding indemnification receivable related to the uncertain tax position that resulted in $2.2 million of other expense during the second quarter and six months ended June 30, 2016.

Second Quarter of 2017 Compared with Second Quarter of 2016

The following table identifies the components of change in revenues for the second quarter of 2017 compared with the second quarter of 2016:

Revenues
2016	$23,089
Increase (decrease) from:
Consolidated mines, excluding Centennial	3,075
Royalty and other	2,258
Centennial	(322)
2017	$28,100

Revenues increased $5.0 million in the second quarter of 2017 compared with the second quarter of 2016 due to the consolidated mines as more tons were sold at MLMC, as a result of increased customer requirements, and higher royalty and other revenues.

The following table identifies the components of change in operating profit for the second quarter of 2017 compared with the second quarter of 2016:

Operating Profit
2016	$4,823
Increase (decrease) from:
Net gain on sale of assets, primarily Centennial	3,299
Royalty and other	2,282
Consolidated mines, excluding Centennial	489
Earnings of unconsolidated mines	440
Centennial, excluding the net gain on sales of assets	18
Selling, general and administrative expenses	(475)
2017	$10,876
Operating profit increased $6.1 million in the second quarter of 2017 compared with the second quarter of 2016 primarily due to a $2.3 million gain on the sale of a dragline at Centennial and improved results in royalty and other.

NACoal recognized net income of $8.4 million in the second quarter of 2017 compared with net income of $3.3 million in the second quarter of 2016. The change in net income was primarily due to the factors affecting operating profit.

First Six Months of 2017 Compared with First Six Months of 2016

The following table identifies the components of change in revenues for the first six months of 2017 compared with the first six months of 2016:

Revenues
2016	$53,376
Increase (decrease) from:
Royalty and other	2,351
Consolidated mines, excluding Centennial	1,327
Centennial	(654)
2017	$56,400

Revenues increased $3.0 million in the first six months of 2017 compared with the first six months of 2016 primarily due to increases in royalty and other revenues and revenues at the consolidated mines, primarily due to increased customer requirements at NAM's consolidated mines.

The following table identifies the components of change in operating profit for the first six months of 2017 compared with the first six months of 2016:

Operating Profit
2016	$14,565
Increase (decrease) from:
Net gain on sale of assets, primarily Centennial	3,947
Earnings of unconsolidated mines	2,747
Royalty and other	2,434
Centennial, excluding the net gain on sales of assets	1,502
Consolidated mines, excluding Centennial	(2,450)
Selling, general and administrative expenses	(543)
2017	$22,202
Operating profit increased $7.6 million in the first six months of 2017 compared with the first six months of 2016 primarily due to a $2.3 million gain on the sale of a dragline at Centennial, an increase in earnings of unconsolidated mines, as new mines began or increased production, and improved results in royalty and other. These increases were partially offset by a decrease in results at the consolidated mines, principally MLMC. The decrease at MLMC was primarily due to an increase in total cost of sales, which includes both production costs and changes in inventory. The first six months of 2017 includes the recognition of production costs previously capitalized into inventory compared with the capitalization of production costs into inventory in the first six months of 2016.

NACoal recognized net income of $17.7 million in the first six months of 2017 compared with net income of $11.6 million in the first six months of 2016. The change in net income was primarily due to the factors affecting operating profit.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the six months ended June 30:

	2017	2016	Change
Operating activities:
Net income	$17,727	$11,577	$6,150
Depreciation, depletion and amortization	6,239	5,964	275
Other	4,529	10,247	(5,718)
Working capital changes	(11,161)	(27,679)	16,518
Net cash provided by operating activities	17,334	109	17,225

Investing activities:
Expenditures for property, plant and equipment	(5,697)	(5,623)	(74)
Other	2,030	(18)	2,048
Net cash used for investing activities	(3,667)	(5,641)	1,974

Cash flow before financing activities	$13,667	$(5,532)	$19,199

The change in net cash provided by operating activities was primarily the result of working capital changes during the first six months of 2017 compared with the first six months of 2016, mainly attributable to changes in accrued payroll and intercompany income taxes.

The change in net cash used for investing activities was primarily attributable to proceeds from the sale of equipment at Centennial in the first six months of 2017.

	2017	2016	Change
Financing activities:
Net reductions to long-term debt and revolving credit agreements	$(24,621)	$(779)	$(23,842)
Net cash used for financing activities	$(24,621)	$(779)	$(23,842)

The change in net cash used for financing activities was primarily from a significant reduction in borrowings on NACoal's revolving credit facility during the first six months of 2017 when compared with the first six months of 2016.

Financing Activities

NACoal has an unsecured revolving line of credit of up to $225.0 million (the “NACoal Facility”) that expires in November 2018. Borrowings outstanding under the NACoal Facility were $60.0 million at June 30, 2017. At June 30, 2017, the excess availability under the NACoal Facility was $163.6 million, which reflects a reduction for outstanding letters of credit of $1.4 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective June 30, 2017, for base rate and LIBOR loans were 0.75% and 1.75%, respectively. The NACoal Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.25% on the unused commitment at June 30, 2017. The floating rate of interest applicable to the NACoal Facility at June 30, 2017 was 3.39% including the floating rate margin and the effect of the interest rate swap agreement.

The NACoal Facility contains restrictive covenants, which require, among other things, NACoal to maintain a maximum debt to EBITDA ratio of 3.50 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The NACoal Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 3.00 to 1.00 in conjunction with maintaining unused availability thresholds of borrowing capacity, as defined in the NACoal Facility, of $15.0 million. At June 30, 2017, NACoal was in compliance with all financial covenants in the NACoal Facility.

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

Capital Expenditures

Expenditures for property, plant and equipment were $5.7 million during the first six months of 2017. NACoal estimates that its capital expenditures for the remainder of 2017 will be an additional $9.2 million, primarily for land and machinery and equipment at MLMC. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

NACoal's capital structure is presented below:

	JUNE 30 2017	DECEMBER 31 2016	Change
Cash and cash equivalents	$24	$10,978	$(10,954)
Other net tangible assets	148,375	145,028	3,347
Coal supply agreements, net	44,472	45,678	(1,206)
Net assets	192,871	201,684	(8,813)
Total debt	(69,130)	(96,039)	26,909
Total equity	$123,741	$105,645	$18,096
Debt to total capitalization	36%	48%	(12)%

The increase in other net tangible assets during the first six months of 2017 was primarily due to an increase in accounts receivable from unconsolidated subsidiaries. The change in cash and cash equivalents was primarily from a significant reduction in borrowings on NACoal's revolving credit facility during the first six months of of 2017.

OUTLOOK

NACoal expects an increase in tons sold in the second half of 2017 compared with the second half of 2016 and expects a moderate increase in tons sold over the first half of 2017. Income before income tax is also expected to increase in the remainder of 2017 compared with the second half of 2016, resulting in a substantial increase in full-year 2017 income before income tax, including and excluding the effect of Centennial's 2016 asset impairment and legal resolution charges.

Income before income tax in the second half of 2017 is expected to benefit from lower lease-related expenses and lower employee-related costs. These improvements are expected to be partially offset by a substantial decrease in MLMC's second-half 2017 results compared with both the prior year and first half of 2017, primarily as a result of reduced customer requirements, and lower results from NAM's consolidated limerock mining operations. For the second half of 2017, Centennial's operating loss is expected to be comparable to the second half of 2016, excluding Centennial's 2016 impairment charge, legal resolution charges and mine reclamation adjustment. Centennial will continue to evaluate strategies to optimize cash flow, including the continued assessment of a range of strategies for its remaining Alabama mineral reserves, including holding reserves with substantial unmined coal tons for sale or contract mining when conditions permit. Cash expenditures related to mine reclamation will continue until reclamation is complete, or ownership of, or responsibility for, the remaining mines is transferred.

Income before income tax for the second half of 2017 is also expected to benefit from an increase in earnings from the unconsolidated mining operations due to the start of production at Bisti on January 1, 2017. In addition, at NAM's unconsolidated operations, mining commenced in 2016 at additional limerock quarries for an existing customer and for a new customer, and in June 2017, NAM signed a new contract with a new limerock customer for operations that commenced in July 2017. All of these new NAM operations are also expected to contribute to the increase in income from the unconsolidated mining operations.

In 2016, one of NACoal's unconsolidated mines, Liberty, began delivering coal to its customer, Mississippi Power Company, for facility testing and commissioning at Mississippi Power's Kemper County energy facility. On June 28, 2017, Southern Company and its subsidiary, Mississippi Power, issued a press release announcing they were immediately suspending start-up and operations activities involving the coal gasifier portion of the Kemper County energy facility. Liberty is the sole supplier of coal to fuel the gasifier. At this time, the future of the Kemper County coal gasification facility is uncertain, and therefore the future of the Liberty Mine is uncertain. NACoal will continue to operate under its contract with Mississippi Power and will support its customer pending a final decision on the continued operation of the gasifier and the Liberty Mine. The terms of the contract specify that Mississippi Power is responsible for all mine closure costs, should that be required, with the Liberty Mine specified as the contractor to complete final mine closure. Should the decision to suspend operations of the gasifier and mine become permanent, it will unfavorably affect NACoal's long-term earnings under its contract with Mississippi Power. This reduction in earnings would unfavorably affect NACoal's longer-term goal to increase the earnings of its unconsolidated operations by approximately 50% from the 2012 level of $42.5 million. Production levels at Liberty were expected to increase gradually and build to full production of approximately 4.5 million tons of coal annually beginning in 2023.

While the current regulatory environment for development of new coal projects has improved, continued low natural gas prices and growth in renewable energy sources, such as solar and wind, could unfavorably affect the amount of electricity generation attributable to coal-fired power plants over the longer term. NACoal will be re-evaluating its outlook for its coal deliveries to its customers' coal-fired power plants, and commensurate with this, its long-term financial goal. NACoal expects to continue efforts to develop opportunities for new or expanded coal mining projects, although future opportunities are likely to be very limited. In addition, NACoal continues to pursue additional non-coal mining opportunities, principally related to its NAM business and where it might provide other value-added services.

Cash flow before financing activities is expected to be strong in 2017 but decrease significantly in both the second half and for the full year compared with the same periods in 2016. Capital expenditures are estimated to be approximately $15 million in 2017, of which $5.7 million was expended in the first half of 2017.

HAMILTON BEACH BRANDS, INC.

HBB’s business is seasonal and a majority of revenues and operating profit typically occurs in the second half of the year when sales of consumer, commercial and specialty small appliances to retailers and consumers increase significantly for the fall holiday-selling season.

FINANCIAL REVIEW

The results of operations for HBB were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2017	2016	2017	2016
Revenues	$127,574	$127,054	$241,728	$242,794
Operating profit	$5,164	$4,696	$5,946	$4,763
Interest expense	$383	$323	$763	$749
Other income	$(311)	$(247)	$(1,011)	$(204)
Net income	$3,195	$2,934	$3,884	$2,673
Effective income tax rate	37.3%	36.5%	37.3%	36.6%

Second Quarter of 2017 Compared with Second Quarter of 2016

The following table identifies the components of change in revenues for the second quarter of 2017 compared with the second quarter of 2016:

Revenues
2016	$127,054
Increase (decrease) from:
Unit volume and product mix	932
Other	312
Foreign currency	(724)
2017	$127,574

Revenues for the second quarter of 2017 were comparable to the second quarter of 2016 as an increase in sales volumes was partially offset by unfavorable foreign currency movements.

The following table identifies the components of change in operating profit for the second quarter of 2017 compared with the second quarter of 2016:

Operating Profit
2016	$4,696
Increase (decrease) from:
Gross profit	1,463
Foreign currency	45
Selling, general and administrative expenses	(1,040)
2017	$5,164

HBB's operating profit increased $0.5 million in the second quarter of 2017 compared with the second quarter of 2016 as a result of an increase in gross profit. The improvement in gross margin, which was 21.3% in the second quarter of 2017 compared with 20.2% in the second quarter of 2016, resulted primarily from lower costs as well as a shift in sales mix to higher-margin and higher-priced products. This was partially offset by increased selling, general and administrative expenses due to $0.9 million of higher employee-related costs.

HBB recognized net income of $3.2 million in the second quarter of 2017 compared with net income of $2.9 million in the second quarter of 2016 primarily due to the factors affecting operating profit.

First Six Months of 2017 Compared with First Six Months of 2016

The following table identifies the components of change in revenues for the first six months of 2017 compared with the first six months of 2016:

Revenues
2016	$242,794
Increase (decrease) from:
Foreign currency	(1,192)
Unit volume and product mix	(311)
Other	437
2017	$241,728

Revenues decreased $1.1 million during the first six months of 2017 compared to the first six months of 2016 primarily due to unfavorable foreign currency movements.

The following table identifies the components of change in operating profit for the first six months of 2017 compared with the first six months of 2016:

Operating Profit
2016	$4,763
Increase (decrease) from:
Gross profit	3,081
Selling, general and administrative expenses	(1,782)
Foreign currency	(116)
2017	$5,946

HBB's operating profit increased $1.2 million, or 24.8%, in the first six months of 2017 compared with the first six months of 2016 as a result of an increase in gross profit. The improvement in gross margin, which was 20.6% in the first six months of 2017 compared with 19.3% in the first six months of 2016, was due to lower costs and a shift in sales mix to higher-margin and higher-priced products. This was partially offset by increased transportation and warehouse costs as well as lower sales volumes. An increase in selling, general and administrative expenses, primarily due to $1.3 million of higher employee-related costs, also partially offset the improvement in operating profit..

HBB recognized net income of $3.9 million in the first six months of 2017 compared with net income of $2.7 million in the first six months of 2016 primarily due to the factors affecting operating profit and an increase in the foreign currency gain in the first six months of 2017 compared with the first six months of 2016.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the six months ended June 30:

	2017	2016	Change
Operating activities:
Net income (loss)	$3,884	$2,673	$1,211
Depreciation and amortization	1,926	1,850	76
Other	294	(439)	733
Working capital changes	(10,058)	25,984	(36,042)
Net cash provided by (used for) operating activities	(3,954)	30,068	(34,022)

Investing activities:
Expenditures for property, plant and equipment	(1,939)	(2,290)	351
Other	21	15	6
Net cash used for investing activities	(1,918)	(2,275)	357

Cash flow before financing activities	$(5,872)	$27,793	$(33,665)

Net cash provided by (used for) operating activities changed by $34.0 million in the first six months of 2017 compared with the first six months of 2016 primarily as a result of the change in working capital. The change in working capital was mainly due to a decrease in accounts payable during the first six months of 2017 compared with an increase in accounts payable during 2016, and an increase in inventory during the first six months of 2017 compared with a decrease in inventory during 2016. The changes in accounts payable and inventory were primarily attributable to the timing of purchases due in part to higher forecasted sales for the second half of 2017, as well as lower sales in the first six months of 2017 compared with the sales forecast.

	2017	2016	Change
Financing activities:
Net additions (reductions) to revolving credit agreement and other	$8,362	$(24,409)	$32,771
Net cash provided by (used for) financing activities	$8,362	$(24,409)	$32,771

The change in net cash provided by (used for) financing activities was mainly the result of an increase in borrowings as HBB required more cash to fund working capital during the first six months of 2017 compared with the first six months of 2016.

Financing Activities

HBB has a $115.0 million senior secured floating-rate revolving credit facility (the “HBB Facility”) that expires in June 2021. The obligations under the HBB Facility are secured by substantially all of HBB's assets. The approximate book value of HBB's assets held as collateral under the HBB Facility was $234.8 million as of June 30, 2017. At June 30, 2017, the borrowing base under the HBB Facility was $104.0 million and borrowings outstanding under the HBB Facility were $47.1 million. At June 30, 2017, the excess availability under the HBB Facility was $56.9 million.

The maximum availability under the HBB Facility is governed by a borrowing base derived from advance rates against eligible accounts receivable, inventory and trademarks of the borrowers, as defined in the HBB Facility. Adjustments to reserves booked against these assets, including inventory reserves, will change the eligible borrowing base and thereby impact the liquidity provided by the HBB Facility. A portion of the availability is denominated in Canadian dollars to provide funding to HBB's Canadian subsidiary. Borrowings bear interest at a floating rate, which can be a base rate or LIBOR, as defined in the HBB Facility, plus an applicable margin. The applicable margins, effective June 30, 2017, for base rate loans and LIBOR loans denominated in U.S. dollars were 0.00% and 1.50%, respectively. The applicable margins, effective June 30, 2017, for base rate loans and bankers' acceptance loans denominated in Canadian dollars were 0.00% and 1.50%, respectively. The HBB Facility also required a fee of 0.25% per annum on the unused commitment. The margins and unused commitment fee under the HBB Facility are subject to quarterly adjustment based on average excess availability. The floating rate of interest applicable to the HBB Facility at June 30, 2017 was 2.94% including the floating rate margin and the effect of interest rate swap agreements discussed below.

To reduce the exposure to changes in the market rate of interest, HBB has entered into interest rate swap agreements for a portion of the HBB Facility. Terms of the interest rate swap agreements require HBB to receive a variable interest rate and pay a fixed interest rate. HBB has interest rate swaps with notional values totaling $20.0 million at June 30, 2017 at an average fixed rate of 1.4%. HBB also has delayed start interest rate swaps with notional values totaling $25.0 million at June 30, 2017, with fixed rates of 1.6% and 1.7%.

The HBB Facility includes restrictive covenants, which, among other things, limit the payment of dividends to NACCO, subject to achieving availability thresholds. Dividends are discretionary to the extent that for the thirty days prior to the dividend payment date, and after giving effect to the dividend payment, HBB maintains excess availability of not less than $25.0 million. The HBB Facility also requires HBB to achieve a minimum fixed charge coverage ratio in certain circumstances, as defined in the HBB Facility. At June 30, 2017, HBB was in compliance with all financial covenants in the HBB Facility.

HBB believes funds available from cash on hand at the Company, the HBB Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the HBB Facility.

Contractual Obligations, Contingent Liabilities and Commitments

In the six months ended June 30, 2017, there were no significant changes in the total amount of HBB's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 55 in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Capital Expenditures

Expenditures for property, plant and equipment were $1.9 million for the first six months of 2017 and are estimated to be an additional $4.8 million for the remainder of 2017. These planned capital expenditures are primarily for tooling for new products and improvements to HBB's information technology infrastructure. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

Working capital is significantly affected by the seasonality of HBB's business. The following is a discussion of the changes in HBB's capital structure at June 30, 2017 compared with both June 30, 2016 and December 31, 2016.

June 30, 2017 Compared with June 30, 2016

	JUNE 30 2017	JUNE 30 2016	Change
Cash and cash equivalents	$4,876	$3,749	$1,127
Other net tangible assets	78,252	68,359	9,893
Goodwill and intangible assets, net	12,843	14,224	(1,381)
Net assets	95,971	86,332	9,639
Total debt	(47,076)	(34,156)	(12,920)
Total equity	$48,895	$52,176	$(3,281)
Debt to total capitalization	49%	40%	9%

Other net tangible assets increased $9.9 million from June 30, 2016 primarily due to increases in inventory and receivables, partially offset by an increase in accounts payable. The changes in inventory and accounts payable were primarily attributable to the timing of purchases and a higher sales forecast for the second half of 2017. Receivables increased due to timing as well as changes in other receivables.

Total debt increased $12.9 million to fund working capital.

June 30, 2017 Compared with December 31, 2016

	JUNE 30 2017	DECEMBER 31 2016	Change
Cash and cash equivalents	$4,876	$2,321	$2,555
Other net tangible assets	78,252	66,916	11,336
Goodwill and intangible assets, net	12,843	13,534	(691)
Net assets	95,971	82,771	13,200
Total debt	(47,076)	(38,714)	(8,362)
Total equity	$48,895	$44,057	$4,838
Debt to total capitalization	49%	47%	2%

Other net tangible assets increased $11.3 million from December 31, 2016 primarily due to decreases in accounts payable, accrued cooperative advertising and accrued payroll as well as an increase in inventory, partially offset by a decrease in accounts receivable. The changes in accounts payable, inventory and accounts receivable were primarily attributable to the seasonality of the business. Accrued payroll and accrued cooperative advertising decreased as payments were made during the first six months of of 2017.

Total debt increased $8.4 million to fund working capital as a result of the seasonality of the business.

OUTLOOK

Overall consumer confidence and changing consumer buying patterns continue to create uncertainty about the overall growth prospects for the U.S. retail market for small appliances. In this context, U.S. and Canadian consumer retail markets for small kitchen appliances in the second half of 2017 are expected to be comparable to the second half of 2016, while international and commercial markets in which HBB participates are expected to continue to grow moderately. Sales are expected to continue to shift from in-store channels to internet sales channels.

HBB continues to focus on strengthening the consumer market position of its various product lines through product innovation, promotions, increased placements and branding programs. HBB will continue to leverage its strong brand portfolio by introducing new innovative products, as well as upgrades to certain existing products across a wide range of brands, price points and categories in both retail and commercial marketplaces. HBB continues to pursue opportunities to create or add product lines and brands that can be distributed in high-end or specialty stores and on the Internet, including the addition of a new CHI®-branded garment care line under a multi-year licensing deal, which began initial shipments during the first half of 2017 and is gaining distribution traction. HBB also expects its growing global commercial business to benefit from broader distribution of several newer products. HBB's robust commercial and retail product pipeline is expected to affect both revenues and operating profit positively.

As a result of this market environment and new product introductions, HBB's sales volumes and revenues are expected to increase in the second half of 2017 compared with the second half of 2016, resulting in overall modest full-year increases provided consumer spending is at expected levels. These increases are expected to be slightly more than the anticipated market growth due to enhanced distribution and increased higher-margin product placements resulting from the execution of the company's strategic initiatives, both domestically and internationally.

Net income in the second half of 2017 and for full-year 2017 is expected to increase modestly compared with the prior year periods as benefits from increased revenues are expected to be partially offset by the costs to implement HBB's strategic initiatives, as well as increased distribution, advertising and employee-related costs. HBB continues to monitor currency effects, as well as commodity and other input costs, closely, and intends to continue to adjust product prices and product placements as market conditions permit.

For both the second half and full-year 2017, cash flow before financing activities is expected to be substantial but lower than full-year 2016. Capital expenditures are expected to be approximately $7 million in 2017, of which approximately $2 million was expended in the first half of 2017.

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

At June 30, 2017, KC operated 209 stores compared with 220 stores at June 30, 2016 and 223 stores at December 31, 2016.

FINANCIAL REVIEW

The results of operations for KC were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2017	2016	2017	2016
Revenues	$25,868	$28,634	$52,533	$57,017
Operating loss	$(3,008)	$(3,011)	$(6,287)	$(5,901)
Net loss	$(1,970)	$(1,954)	$(4,113)	$(3,822)
Effective income tax rate	36.5%	36.5%	36.1%	36.5%

Second Quarter of 2017 Compared with Second Quarter of 2016

The following table identifies the components of change in revenues for the second quarter of 2017 compared with the second quarter of 2016:

Revenues
2016	$28,634
Increase (decrease) from:
Closed stores	(2,237)
Comparable stores	(1,733)
New stores	1,039
Other, primarily e-commerce	165
2017	$25,868

Revenues for the second quarter of 2017 decreased $2.8 million compared with the second quarter of 2016 due to the loss of sales from closing underperforming stores since June 30, 2016 and a decline in comparable store sales. The decrease in comparable store sales resulted from fewer customer visits and a reduction in store transactions for the second quarter of 2017 compared with the second quarter of 2016. These decreases were partially offset by sales at newly opened stores and
e-commerce sales.

The following table identifies the components of change in operating loss for the second quarter of 2017 compared with the second quarter of 2016:

Operating Loss
2016	$(3,011)
(Increase) decrease from:
Comparable stores	(441)
New stores	(106)
Selling, general and administrative expenses and other	328
Closed stores	222
2017	$(3,008)

KC's operating loss in the second quarter of 2017 was comparable to the second quarter of 2016 as the decline in sales at comparable stores was offset by lower selling, general and administrative expenses, primarily due to a $0.2 million reduction in employee-related expenses.

KC recognized a net loss of $2.0 million in both the second quarter of 2017 and the second quarter of 2016.

First Six Months of 2017 Compared with First Six Months of 2016

The following table identifies the components of change in revenues for the first six months of 2017 compared with the first six months of 2016:

Revenues
2016	$57,017
Increase (decrease) from:
Closed stores	(4,502)
Comparable stores	(2,366)
New stores	1,914
Other, primarily e-commerce	470
2017	$52,533

Revenues for the first six months of 2017 decreased $4.5 million compared with the first six months of 2016 primarily due to the loss of sales from closing underperforming stores since June 30, 2016 as well as a decline in comparable store sales. The decrease in comparable store sales resulted from fewer customer visits and a reduction in store transactions, partially offset by an increase in the average sales transaction value for the first six months of 2017 compared with the first six months of 2016. These decreases were partially offset by sales at newly opened stores and e-commerce sales.

The following table identifies the components of change in operating loss for the first six months of 2017 compared with the first six months of 2016:

Operating Loss
2016	$(5,901)
(Increase) decrease from:
Comparable stores	(735)
New stores	(211)
Selling, general and administrative expenses and other	312
Closed stores	248
2017	$(6,287)

KC's operating loss increased $0.4 million in the first six months of 2017 compared with the first six months of 2016 as a result of a decline in sales at comparable stores.

KC reported a net loss of $4.1 million in the first six months of 2017 compared with a net loss of $3.8 million in the first six months of 2016 primarily due to the factors affecting the operating loss.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail the changes in cash flow for the six months ended June 30:

	2017	2016	Change
Operating activities:
Net loss	$(4,113)	$(3,822)	$(291)
Depreciation and amortization	556	709	(153)
Other	106	497	(391)
Working capital changes	(8,856)	(8,618)	(238)
Net cash used for operating activities	(12,307)	(11,234)	(1,073)

Investing activities:
Expenditures for property, plant and equipment	(460)	(765)	305
Other	—	51	(51)
Net cash used for investing activities	(460)	(714)	254

Cash flow before financing activities	$(12,767)	$(11,948)	$(819)

The $1.1 million change in net cash used for operating activities was primarily the result of the change in other in the first six months of 2017 compared with the first six months of 2016. The change in other was primarily the result of the change in deferred income taxes.

	2017	2016	Change
Financing activities:
Net additions to revolving credit agreement	$7,200	$6,158	$1,042
Cash dividends paid to NACCO	(3,000)	(10,000)	7,000
Net cash provided by (used for) financing activities	$4,200	$(3,842)	$8,042

The change in net cash provided by (used for) financing activities was primarily the result of a decrease in cash dividends paid to NACCO during the first six months of 2017 compared with the first six months of 2016, as well as an increase in borrowings during the first six months of 2017 compared with the first six months of 2016.

Financing Activities

KC has a $25.0 million secured revolving line of credit that expires in September 2019 (the “KC Facility”). The obligations under the KC Facility are secured by substantially all of the assets of KC. The approximate book value of KC's assets held as collateral under the KC Facility was $38.7 million as of June 30, 2017. At June 30, 2017, the borrowing base under the KC Facility was $17.2 million and borrowings outstanding under the KC Facility were $7.2 million. At June 30, 2017, the excess availability under the KC Facility was $10.0 million.

The maximum availability under the KC Facility is derived from a borrowing base formula using KC's eligible inventory and eligible credit card accounts receivable, as defined in the KC Facility. Borrowings bear interest at a floating rate plus a margin based on the excess availability under the agreement, as defined in the KC Facility, which can be either a base rate plus a margin of 1.00% or LIBOR plus a margin of 2.00% as of June 30, 2017. The KC Facility also requires a commitment fee of 0.32% per annum on the unused commitment.

The KC Facility allows for the payment of dividends to NACCO, subject to certain restrictions based on availability and meeting a fixed charge coverage ratio as described in the KC Facility. Dividends are limited to (i) $6.0 million in any twelve-

month period, so long as KC has excess availability, as defined in the KC Facility, of at least $6.3 million after giving effect to such payment and maintaining a minimum fixed charge coverage ratio of 1.1 to 1.0, as defined in the KC Facility; (ii) $2.0 million in any twelve-month period, so long as KC has excess availability, as defined in the KC Facility, of at least $6.3 million after giving effect to such payment and (iii) in such amounts as determined by KC, so long as KC has excess availability under the KC Facility of $12.5 million after giving effect to such payment. At June 30, 2017, KC was in compliance with all financial covenants in the KC Facility.

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

Capital Expenditures

Expenditures for property, plant and equipment were $0.5 million for the first six months of 2017 and are estimated to be an additional $1.0 million for the remainder of 2017. These planned capital expenditures are primarily for improvements to KC's information technology infrastructure, store remodels and new store fixtures. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

Working capital is significantly affected by the seasonality of KC's business. The following is a discussion of the changes in KC's capital structure at June 30, 2017 compared with both June 30, 2016 and December 31, 2016.

June 30, 2017 Compared with June 30, 2016

	JUNE 30 2017	JUNE 30 2016	Change
Cash and cash equivalents	$443	$524	$(81)
Other net tangible assets	21,039	23,562	(2,523)
Net assets	21,482	24,086	(2,604)
Total debt	(7,200)	(6,158)	(1,042)
Total equity	$14,282	$17,928	$(3,646)
Debt to total capitalization	34%	26%	8%

The $2.5 million decrease in other net tangible assets at June 30, 2017 compared with June 30, 2016 was the result of a decrease in inventory, due to fewer stores at June 30, 2017 compared with June 30, 2016, and an increase in the liability related to the Affordable Care Act penalty at June 30, 2017.

June 30, 2017 Compared with December 31, 2016

	JUNE 30 2017	DECEMBER 31 2016	Change
Cash and cash equivalents	$443	$9,010	$(8,567)
Other net tangible assets	21,039	12,384	8,655
Net assets	21,482	21,394	88
Total debt	(7,200)	—	(7,200)
Total equity	$14,282	$21,394	$(7,112)
Debt to total capitalization	34%	(a)	(a)
(a) Debt to total capitalization is not meaningful.

Other net tangible assets increased $8.7 million at June 30, 2017 compared with December 31, 2016 primarily as a result of a decrease in accounts payable and changes in net intercompany tax receivable/payable, partially offset by a decrease in inventory. The decreases in accounts payable and inventory are due to the seasonality of the business and fewer stores at June 30, 2017 compared with December 31, 2016.

OUTLOOK

A shift in consumer shopping patterns has led to declining consumer traffic to physical retail locations and reduced in-store transactions as consumers buy more over the Internet or utilize the Internet for comparison shopping. These factors are expected to increasingly minimize KC's target consumers' spending on housewares and small appliances in mall locations. Given this market environment, KC closed 18 stores in the first half of 2017, and it expects to continue to aggressively manage its store portfolio with a continued focus on a smaller core group of profitable Kitchen Collection® outlet stores in more favorable mall locations. As a result of these actions, KC anticipates revenues and results to continue to decline in the second half of 2017 compared with the second half of 2016, with full-year 2017 operating results also expected to decrease compared with 2016. KC expects 2017 cash flow before financing activities to be close to break even. Capital expenditures are expected to be approximately $1.5 million in 2017, of which $0.5 million was expended in the first half of 2017.

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

FINANCIAL REVIEW

Operating Results

The results of operations at NACCO and Other were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2017	2016	2017	2016
Revenues	$—	$—	$—	$—
Operating loss	$(2,459)	$(1,297)	$(3,979)	$(2,738)
Net loss	$(2,132)	$(1,118)	$(3,470)	$(2,185)

Second Quarter of 2017 Compared with Second Quarter of 2016 and First Six Months of 2017 Compared with First Six Months of 2016

The increase in the operating loss and net loss for both the three and six months ended June 30, 2017 compared with 2016 comparable periods was primarily due to higher professional and outside service fees and higher employee-related costs.

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

Following are the parent company management fees included in each subsidiary's selling, general and administrative expenses for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2017	2016	2017	2016
NACoal	$1,731	$1,476	$3,144	$2,633
HBB	$920	$989	$1,840	$1,930
KC	$73	$70	$145	$140

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

NACoal: (1) the potential closure of the Liberty Mine in Mississippi, (2) changes in tax laws or regulatory requirements, including changes in mining or power plant emission regulations and health, safety or environmental legislation, (3) changes in costs related to geological conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (4) regulatory actions, changes in mining permit requirements or delays in obtaining mining permits that could affect deliveries to customers, (5) weather conditions, extended power plant outages or other events that would change the level of customers' coal or limerock requirements, (6) weather or equipment problems that could affect deliveries to customers, (7) changes in the power industry that would affect demand for NACoal's reserves, (8) changes in the costs to reclaim NACoal mining areas, (9) costs to pursue and develop new mining opportunities, (10) changes to or termination of a long-term mining contract, or a customer default under a contract, (11) the timing and pricing of transactions to dispose of assets at the Centennial operations, (12) delays or reductions in coal deliveries at NACoal's newer mines, and (13) increased competition, including consolidation within the industry.

HBB: (1) changes in the sales prices, product mix or levels of consumer purchases of small electric and specialty housewares appliances, (2) changes in consumer retail and credit markets, including the increasing volume of transactions made through third-party internet sellers, (3) bankruptcy of or loss of major retail customers or suppliers, (4) changes in costs, including transportation costs, of sourced products, (5) delays in delivery of sourced products, (6) changes in or unavailability of quality or cost effective suppliers, (7) exchange rate fluctuations, changes in the import tariffs and monetary policies and other changes in the regulatory climate in the countries in which HBB buys, operates and/or sells products, (8) product liability, regulatory actions or other litigation, warranty claims or returns of products, (9) customer acceptance of, changes in costs of, or delays in the development of new products, (10) increased competition, including consolidation within the industry and (11) changes mandated by federal, state and other regulation, including tax, health, safety or environmental legislation.

KC: (1) increased competition, including through online channels, (2) shifts in consumer shopping patterns, gasoline prices, weather conditions, the level of consumer confidence and disposable income as a result of economic conditions, unemployment rates or other events or conditions that may adversely affect the number of customers visiting Kitchen Collection® stores, (3) changes in the sales prices, product mix or levels of consumer purchases of kitchenware and small electric appliances, (4) changes in costs, including transportation costs, of inventory, (5) delays in delivery or the unavailability of inventory, (6) customer acceptance of new products, (7) the anticipated impact of the opening of new stores, the ability to renegotiate existing leases and effectively and efficiently close under-performing stores and (8) changes in the import tariffs and monetary policies and other changes in the regulatory climate in the countries in which KC buys, operates and/or sells products.

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

The fair value of the Company's interest rate swap agreements was a net receivable of $0.6 million at June 30, 2017. A hypothetical 10% change in interest rates would not cause a material change in the fair value of the interest rate swap agreements at June 30, 2017 and, assuming no changes in the Company's financial structure as it stands, would not have a material effect on annual interest expense.

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
HBB uses forward foreign currency exchange contracts to partially reduce risks related to transactions denominated in foreign currencies and not for trading purposes. These contracts generally mature within twelve months and require HBB to buy or sell the functional currency in which the applicable subsidiary operates and buy or sell U.S. dollars at rates agreed to at the inception of the contracts. The fair value of these contracts was a net payable of $0.9 million at June 30, 2017.

For purposes of risk analysis, the Company uses sensitivity analyses to measure the potential loss in fair value of financial instruments sensitive to changes in foreign currency exchange rates. The Company assumes that a loss in fair value is either a decrease to its assets or an increase to its liabilities. Assuming a hypothetical 10% weakening of the U.S. dollar compared with other foreign currencies at June 30, 2017, the fair value of foreign currency-sensitive financial instruments, which primarily represent forward foreign currency exchange contracts, would be decreased by $0.9 million compared with its fair value at June 30, 2017. It is important to note that the change in fair value indicated in this sensitivity analysis would be somewhat offset by changes in the fair value of the underlying receivables and payables, which would not be material.

COMMODITY PRICE RISK
The Company uses certain commodities, including steel and diesel fuel, in the normal course of its mining processes. As such, the cost of operations is subject to variability as the market for these commodities changes. The Company monitors this risk and utilizes forward purchase contracts to manage a portion of NACoal's exposure related to diesel fuel volatility. There have been no material changes in the Company's commodity price risk during the second quarter of 2017.

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

Changes in internal control over financial reporting: During the second quarter of 2017, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
None.

Item 1A    Risk Factors
No material changes to the risk factors for NACoal, HBB, KC or General from the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3    Defaults Upon Senior Securities
None.

Item 4    Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 filed with this Quarterly Report on Form 10-Q for the period ended June 30, 2017.

Item 5    Other Information
None.

Item 6    Exhibits
Incorporated by reference to the Exhibit Index on page 34 of this Quarterly Report on Form 10-Q for the period ended June 30, 2017.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NACCO Industries, Inc. (Registrant)
Date:	August 1, 2017	/s/ Elizabeth I. Loveman
Elizabeth I. Loveman
Vice President and Controller (principal financial and accounting officer)

Exhibit Index

Exhibit
Number*	Description of Exhibits

10.1**	Form of Cashless Exercise Award Agreement for the NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan.
10.2**	Form of Non-Cashless Exercise Award Agreement for the NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan.
31(i)(1)	Certification of Alfred M. Rankin, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
31(i)(2)	Certification of Elizabeth I. Loveman pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Alfred M. Rankin, Jr. and Elizabeth I. Loveman
95	Mine Safety Disclosure Exhibit
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Numbered in accordance with Item 601 of Regulation S-K.
**     Filed herewith