Form 10-Q
period 2017-09-30
NACCO INDUSTRIES INC
filed 2017-11-01
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

YES ☐ NO ☑

Number of shares of Class A Common Stock outstanding at October 27, 2017: 5,276,050
Number of shares of Class B Common Stock outstanding at October 27, 2017: 1,570,148

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30 2017	DECEMBER 31 2016
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$93,938	$69,308
Accounts receivable, net	9,070	13,389
Accounts receivable from affiliates	22,964	7,404
Inventories, net	30,580	28,927
Assets held for sale	1,373	2,016
Prepaid expenses and other	6,323	8,273
Current assets of discontinued operations	—	252,415
Total current assets	164,248	381,732
Property, plant and equipment, net	116,336	115,106
Intangibles, net	44,036	45,678
Deferred income taxes	7,145	10,876
Investments in unconsolidated subsidiaries	27,281	31,054
Deferred costs	3,163	2,069
Other non-current assets	22,740	23,089
Long-term assets of discontinued operations	—	58,417
Total assets	$384,949	$668,021
LIABILITIES AND EQUITY
Accounts payable	$8,466	$6,995
Accounts payable to affiliates	3,228	3,565
Current maturities of long-term debt	1,168	1,744
Accrued payroll	12,400	15,482
Asset retirement obligations	3,555	3,843
Accrued income taxes	3,442	—
Other current liabilities	10,964	9,954
Current liabilities of discontinued operations	—	180,245
Total current liabilities	43,223	221,828
Long-term debt	57,573	94,295
Asset retirement obligations	39,482	38,262
Pension and other postretirement obligations	12,924	14,271
Deferred compensation	13,571	13,578
Other long-term liabilities	11,113	9,737
Long-term liabilities of discontinued operations	—	55,757
Total liabilities	177,886	447,728
Stockholders' equity
Common stock:
Class A, par value $1 per share, 5,276,050 shares outstanding (December 31, 2016 - 5,207,955 shares outstanding)	5,276	5,208
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,570,148 shares outstanding (December 31, 2016 - 1,570,915 shares outstanding)	1,570	1,571
Capital in excess of par value	2,219	—
Retained earnings	207,447	239,441
Accumulated other comprehensive loss	(9,449)	(25,927)
Total stockholders' equity	207,063	220,293
Total liabilities and equity	$384,949	$668,021

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2017	2016	2017	2016
	(In thousands, except per share data)
Revenues	$21,941	$32,402	$78,341	$85,778
Cost of sales	19,466	30,755	66,711	75,926
Gross profit	2,475	1,647	11,630	9,852
Earnings of unconsolidated mines	16,197	15,102	44,627	40,785
Operating expenses
Selling, general and administrative expenses	11,723	10,765	31,809	30,786
Centennial asset impairment charge	—	17,443	—	17,443
(Gain) loss on sale of assets	(475)	502	(3,500)	1,424
Amortization of intangible assets	435	818	1,641	1,936
	11,683	29,528	29,950	51,589
Operating profit (loss)	6,989	(12,779)	26,307	(952)
Other expense (income)
Interest expense	946	1,036	2,806	3,182
Income from other unconsolidated affiliates	(313)	(307)	(932)	(913)
Closed mine obligations	336	223	1,071	948
Other, net, including interest income	64	(10)	15	2,229
	1,033	942	2,960	5,446
Income (loss) from continuing operations before income tax provision (benefit)	5,956	(13,721)	23,347	(6,398)
Income tax provision (benefit) from continuing operations	2,625	(11,589)	4,564	(13,970)
Income (loss) from continuing operations	3,331	(2,132)	18,783	7,572
Discontinued operations, net of tax expense of $236 and $2,655 in the three and nine months ended September 30, 2017, respectively, and net of tax expense of $11,044 and $12,966 in the three and nine months ended September 30, 2016, respectively.	$5,067	$1,691	$1,381	$(2,096)
Net income (loss)	$8,398	$(441)	$20,164	$5,476

Basic earnings (loss) per share:
Continuing operations	$0.49	$(0.31)	$2.75	$1.11
Discontinued operations	0.74	0.25	0.20	(0.31)
Basic earnings (loss) per share	$1.23	$(0.06)	$2.95	$0.80

Diluted earnings (loss) per share:
Continuing operations	$0.49	$(0.31)	$2.74	$1.10
Discontinued operations	0.74	0.25	0.20	(0.30)
Diluted earnings (loss) per share	$1.23	$(0.06)	$2.94	$0.80

Dividends per share	$0.2725	$0.2675	$0.8125	$0.7975

Basic weighted average shares outstanding	6,839	6,786	6,825	6,831
Diluted weighted average shares outstanding	6,866	6,786	6,854	6,858

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2017	2016	2017	2016
	(In thousands)
Net income (loss)	$8,398	$(441)	$20,164	$5,476
Foreign currency translation adjustment	(18)	(517)	1,725	(1,335)
Deferred gain on available for sale securities	78	134	542	298
Current period cash flow hedging activity, net of $1,310 and $941 tax expense in the three and nine months ended September 30, 2017, and $169 tax expense and $819 tax benefit in the three and nine months ended September 30, 2016, respectively.	2,402	340	1,543	(1,541)
Reclassification of hedging activities into earnings, net of $1,344 and $1,255 tax expense in the three and nine months ended September 30, 2017, respectively, and $149 and $254 tax benefit in the three and nine months ended September 30, 2016, respectively.	(2,509)	312	(2,369)	420
Reclassification of pension and postretirement adjustments into earnings, net of $38 and $228 tax benefit in the three and nine months ended September 30, 2017, and $88 and $271 tax benefit in the three and nine months ended September 30, 2016, respectively.	191	166	515	468
Total other comprehensive income (loss)	$144	$435	$1,956	$(1,690)
Comprehensive income (loss)	$8,542	$(6)	$22,120	$3,786

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30
	2017	2016
	(In thousands)
Operating activities
Net income	$20,164	$5,476
Income (loss) from discontinued operations	1,381	(2,096)
Income from continuing operations	18,783	7,572
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation, depletion and amortization	9,580	9,870
Amortization of deferred financing fees	387	278
Centennial asset impairment charge	—	17,443
Deferred income taxes	3,731	14,858
Other	610	506
Working capital changes:
Affiliates receivable/payable	513	5,892
Accounts receivable	(2,792)	(9,840)
Inventories	(1,693)	5,860
Other current assets	(100)	984
Accounts payable	2,289	(638)
Income taxes receivable/payable	5,594	(20,966)
Other current liabilities	(2,084)	(10,525)
Net cash provided by operating activities of continuing operations	34,818	21,294
Net cash (used for) provided by operating activities of discontinued operations	(7,700)	24,864
Net cash provided by (used for) operating activities	27,118	46,158

Investing activities
Expenditures for property, plant and equipment	(9,211)	(7,297)
Proceeds from the sale of property, plant and equipment	2,006	4,281
Other	901	(2,587)
Net cash used for investing activities of continuing operations	(6,304)	(5,603)
Net cash used for investing activities of discontinued operations	(4,345)	(4,326)
Net cash used for investing activities	(10,649)	(9,929)

Financing activities
Reductions of long-term debt	(35,008)	(1,389)
Cash dividends paid	(5,552)	(5,450)
Cash dividends received from Hamilton Beach Brands Holding Co. (See Note 10)	38,000	10,000
Purchase of treasury shares	—	(6,044)
Other	(1,324)	(3)
Net cash used for financing activities of continuing operations	(3,884)	(2,886)
Net cash provided by (used for) financing activities of discontinued operations	3,747	(41,472)
Net cash used for financing activities	(137)	(44,358)

Effect of exchange rate changes on cash of continuing operations	—	—
Effect of exchange rate changes on cash of discontinued operations	71	(104)

Cash and cash equivalents
Total increase (decrease) for the period	16,403	(8,233)
Net decrease related to discontinued operations	8,227	11,395
Balance at the beginning of the period	69,308	35,701
Balance at the end of the period	$93,938	$38,863
See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Available for Sale Securities	Deferred Gain (Loss) on Cash Flow Hedging	Pension and Postretirement Plan Adjustment	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2016	$5,265	$1,572	$—	$217,745	$(5,455)	$1,480	$(112)	$(19,357)	$201,138
Stock-based compensation	48	—	2,830	—	—	—	—	—	2,878
Conversion of Class B to Class A shares	1	(1)	—	—	—	—	—	—	—
Purchase of treasury shares	(109)	—	(2,830)	(3,105)	—	—	—	—	(6,044)
Net income	—	—	—	5,476	—	—	—	—	5,476
Cash dividends on Class A and Class B common stock: $0.7975 per share	—	—	—	(5,450)	—	—	—	—	(5,450)
Current period other comprehensive income (loss)	—	—	—	—	(1,335)	298	(1,541)	—	(2,578)
Reclassification adjustment to net income	—	—	—	—	—	—	420	468	888
Balance, September 30, 2016	$5,205	$1,571	$—	$214,666	$(6,790)	$1,778	$(1,233)	$(18,889)	$196,308

Balance, January 1, 2017	$5,208	$1,571	$—	$239,441	$(7,533)	$1,893	$393	$(20,680)	$220,293
Stock-based compensation	67	—	2,219	—	—	—	—	—	2,286
Conversion of Class B to Class A shares	1	(1)	—	—	—	—	—	—	—
Net income	—	—	—	20,164	—	—	—	—	20,164
Cash dividends on Class A and Class B common stock: $0.8125 per share	—	—	—	(5,552)	—	—	—	—	(5,552)
Current period other comprehensive income (loss)	—	—	—	—	1,725	542	1,543	—	3,810
Reclassification adjustment to net income	—	—	—	—	—	—	(2,369)	515	(1,854)
Hamilton Beach Brands Holding Company stock dividend (See Note 10)	—	—	—	(46,606)	5,808	—	433	8,281	(32,084)
Balance, September 30, 2017	$5,276	$1,570	$2,219	$207,447	$—	$2,435	$—	$(11,884)	$207,063

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(In thousands, except as noted and per share amounts)

NOTE 1—Nature of Operations and Basis of Presentation

Nature of Operations

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of NACCO Industries, Inc. (the “parent company” or “NACCO”) and its wholly owned subsidiaries (collectively, “NACCO Industries, Inc. and Subsidiaries” or the “Company”). Intercompany accounts and transactions are eliminated in consolidation. The Company's primary operating subsidiary operates in the mining industry. The North American Coal Corporation and its affiliated companies (collectively, “NACoal”) mine coal primarily for use in power generation and provide value-added services for natural resource companies.

On September 29, 2017, the Company spun-off Hamilton Beach Brands Holding Company ("HBBHC"), a former wholly owned subsidiary. HBBHC is an operating holding company for two separate businesses: consumer, commercial and specialty small appliances (Hamilton Beach Brands, Inc. or "HBB") and specialty retail (The Kitchen Collection, LLC or "KC"). The financial position, results of operations and cash flows of HBBHC are reflected as discontinued operations for all periods presented through the date of the spin-off. See Note 10 to the Unaudited Condensed Consolidated Financial Statements for further details regarding the spin-off.

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

NACoal provides value-added mining services for independently owned limerock quarries through its North American Mining ("NAM") division. NAM is reimbursed by its customers based on actual costs plus a management fee. The financial results for NAM are included in consolidated mining operations or unconsolidated mining operations based on each NAM entity's structure.

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

Basis of Presentation

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at September 30, 2017 and the results of its operations, comprehensive income (loss), cash flows and changes in equity for the nine months ended September 30, 2017 and 2016 have been included. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. GAAP for complete financial statements.

NOTE 2—Recently Issued Accounting Standards

Accounting Standards Not Yet Adopted

In May 2014, the FASB codified ASC 606, "Revenue Recognition - Revenue from Contracts with Customers," which supersedes most current revenue recognition guidance, including industry-specific guidance, and requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to customers and provide additional disclosures. As amended, the effective date for public entities is annual reporting periods beginning after December 15, 2017 and interim periods therein.

The Company anticipates adopting the new revenue guidance effective January 1, 2018 using the modified retrospective method with the cumulative effect of initially applying the standard recognized as an adjustment to equity. The Company has developed a project plan with respect to its implementation of this standard, including identification of revenue streams and review of contracts and procedures currently in place. The Company is in the process of completing its review of customer contracts at its NACoal subsidiary, including the contracts for the Company’s Unconsolidated Mines, and finalizing its conclusions on a variety of specific contractual terms.  These include identification of additional performance obligations, specifically during the pre- and post-coal production periods, variable compensation considerations and the timing of recognition of royalty revenue.  While the revenue of the Unconsolidated Mines is not consolidated within the Company’s financial statements, any change in the amount or timing of revenue recognition at the Unconsolidated Mines could have an impact on the company’s recognition of earnings from the unconsolidated mines. The Company is also in the process of identifying and implementing any necessary changes to processes and controls to meet the standard's updated reporting and disclosure requirements. The Company continues to assess the potential impact of the standard and has not yet reached a conclusion as to how the adoption of the standard will impact the Company's financial position, results of operations or cash flows. The adoption of this guidance will result in increased disclosures to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts.

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

NOTE 3—Inventories

Inventories are summarized as follows:

	SEPTEMBER 30 2017	DECEMBER 31 2016
Coal	$14,695	$13,137
Mining supplies	15,885	15,790
Total inventories	$30,580	$28,927

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

During the three and nine months ended September 30, 2017, the Company did not repurchase any shares of Class A Common Stock and approximately $44 million is still available to be repurchased under the 2016 Stock Repurchase Program.

NOTE 5—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Date	(Level 1)	(Level 2)	(Level 3)
	September 30, 2017
Assets:
Available for sale securities	$8,715	$8,715	$—	$—
	$8,715	$8,715	$—	$—
Liabilities:
Interest rate swap agreements	$3	$—	$3	$—
	$3	$—	$3	$—

	December 31, 2016
Assets:
Available for sale securities	$7,882	$7,882	$—	$—
	$7,882	$7,882	$—	$—
Liabilities:
Interest rate swap agreements	$339	$—	$339	$—
	$339	$—	$339	$—

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

The Company uses significant other observable inputs to value derivative instruments used to hedge interest rate risk; therefore, they are classified within Level 2 of the valuation hierarchy. The fair value for these contracts is determined based on current interest rates.

There were no transfers into or out of Levels 1, 2 or 3 during the three and nine months ended September 30, 2017 and 2016.

NOTE 6—Unconsolidated Subsidiaries

NACoal's wholly owned unconsolidated subsidiaries each meet the definition of a variable interest entity. See Note 1 for a discussion of these entities.

The investment in the unconsolidated subsidiaries and related tax positions totaled $27.3 million and $31.1 million at September 30, 2017 and December 31, 2016, respectively. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $17.8 million and $4.6 million at September 30, 2017 and December 31, 2016, respectively.

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

Summarized financial information for the unconsolidated subsidiaries is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2017	2016	2017	2016
Revenues	$203,134	$178,009	$571,862	$483,360
Gross profit	$23,126	$21,367	$64,981	$59,788
Income before income taxes	$16,602	$14,755	$45,928	$41,122

NOTE 7—Contingencies

Various legal and regulatory proceedings and claims have been or may be asserted against NACCO and certain subsidiaries relating to the conduct of their businesses, including asbestos-related claims and other claims. These proceedings and claims are incidental to the ordinary course of business of the Company. Management believes that it has meritorious defenses and will vigorously defend the Company in these actions. Any costs that management estimates will be paid as a result of these claims are accrued when the liability is considered probable and the amount can be reasonably estimated.  If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The Company does not accrue liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is probable or reasonably possible and which are material, the Company discloses the nature of the contingency and, in some circumstances, an estimate of the possible loss.

These matters are subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of an adverse impact on the Company’s financial position, results of operations and cash flows of the period in which the ruling occurs, or in future periods.

NOTE 8—Business Segments

Two of the Company’s former segments, HBB and KC, were spun-off on September 29, 2017. See Note 1 for a discussion of the Company's industry and the spin-off. There were no changes to the composition of the remaining segments, NACoal and NACCO and Other. NACCO's non-operating segment, NACCO and Other, includes the accounts of the parent company and Bellaire.

Financial information for each of NACCO's reportable segments is presented in the following table:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2017	2016	2017	2016
Revenues
NACoal	$21,941	$32,402	$78,341	$85,778
Total	$21,941	$32,402	$78,341	$85,778

Operating profit (loss)
NACoal	$8,925	$(10,912)	$31,127	$3,653
NACCO and Other	(1,936)	(1,867)	(4,820)	(4,605)
Total	$6,989	$(12,779)	$26,307	$(952)

NOTE 9—Income Taxes
A reconciliation of the income tax provision (benefit) based on the U.S. federal statutory rate of 35% to the effective income tax rate is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2017	2016	2017	2016
Income (loss) before income tax provision (benefit)	$5,956	$(13,721)	$23,347	$(6,398)
Statutory taxes (benefit) at 35.0%	$2,085	$(4,802)	$8,171	$(2,239)
Percentage depletion	(1,033)	(7,889)	(5,531)	(12,034)
State and local income taxes	119	(758)	187	(788)
Domestic production deduction	(75)	(628)	(371)	(666)
Non-deductible expenses	(469)	991	168	1,701
Valuation allowances	1,923	1,673	1,692	1,690
Uncertain tax positions	7	190	55	(2,015)
Other, net	68	(366)	193	381
Income tax provision (benefit)	$2,625	$(11,589)	$4,564	$(13,970)
Effective income tax rate	44.1%	84.5%	19.5%	218.3%

The effective income tax rates for the three and nine months ended September 30, 2017 include discrete income tax expense of $1.9 million and $1.6 million, respectively, primarily due to the establishment of a valuation allowance on deferred tax assets. The valuation allowance was established because the Company expects to be subject to Alternative Minimum Tax ("AMT") beginning in 2018 due to the change in the mix of earnings as a result of the spin-off of Hamilton Beach Holding. As a result of being subject to AMT beginning in 2018, the Company remeasured its deferred tax assets and liabilities using the AMT rate that is expected to apply to taxable income in future years in which those tax assets and liabilities are expected to be realized or settled.

NOTE 10—Other Events and Transactions

HBBHC Spin-Off: On September 29, 2017, the Company spun-off HBBHC, a former wholly owned subsidiary. To complete the spin-off, the Company distributed one share of HBBHC Class A common stock and one share of HBBHC Class B common stock to NACCO stockholders for each share of NACCO Class A common stock or Class B common stock owned. The Company accounted for the spin-off based on the historical carrying value of HBBHC.

On September 28, 2017, prior to the spin-off, HBBHC paid NACCO a one-time $35.0 million cash dividend. This payment was in addition to $3.0 million in dividends HBBHC paid to NACCO from January 1, 2017 to June 30, 2017.

In connection with the spin-off of HBBHC, the Company and HBBHC entered into a Transition Services Agreement ("TSA"). Under the terms of the TSA, the Company will provide various services to HBBHC on a transitional basis, as needed, for varying periods after the spin-off date. None of the transition services are expected to exceed one year. NACCO expects to receive net aggregate fees of approximately $1.0 million over the term of the TSA from HBBHC.

As a result of the spin-off, the financial position, results of operations and cash flows of HBBHC are reflected as discontinued operations through the date of the spin-off in the Unaudited Condensed Consolidated Financial Statements. In connection with the spin-off of HBBHC, NACCO and Other recognized non-deductible expenses directly attributable to the spin-off of $1.7 million and $2.8 million for the three and nine months ended September 30, 2017, respectively, which are reflected as discontinued operations in the Unaudited Condensed Consolidated Financial Statements.

Discontinued operations includes the following results of HBBHC for the three and nine months ended September 30, 2017 and 2016:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2017	2016	2017	2016
HBBHC Operating Statement Data:
Revenues	$181,713	$188,390	$474,971	$486,442
Cost of goods sold	133,586	138,329	353,436	364,052
Gross profit	48,127	50,061	121,535	122,390
Operating expenses (a)	40,697	36,583	114,379	110,117
Operating profit	7,430	13,478	7,156	12,273
Interest expense	423	286	1,300	1,115
Other expense, net	40	457	(939)	288
Income before income taxes	6,967	12,735	6,795	10,870
Income tax expense	2,708	4,003	2,655	3,323
HBBHC net income	$4,259	$8,732	$4,140	$7,547
NACCO expenses related to the spin-off	1,664	—	2,759	—
NACCO discontinued operations income tax expense (benefit) adjustments	(2,472)	7,041	—	9,643
NACCO discontinued operations	$5,067	$1,691	$1,381	$(2,096)

(a)     HBBHC's operating profit includes the recognition of $2.5 million of expenses related to the spin-off in the three and nine months ended September 30, 2017.

Centennial asset impairment charge: Centennial ceased coal production in the fourth quarter of 2015 and the Company began actively marketing Centennial's mine machinery and equipment. The Company classified these assets as held for sale during the fourth quarter of 2015 when management approved and committed to a formal plan of sale. The coal land and real estate did not meet the held-for-sale criteria and remained within property, plant and equipment as a long-lived asset. As a result of various unfavorable conditions, including but not limited to weakness in the U.S. and global coal markets and certain asset-specific factors, the Company determined the carrying value of Centennial's coal land and real estate were not recoverable. The Company also conducted a review of the carrying value of Centennial's mine machinery and equipment classified as assets held for sale. The fair values of these assets were calculated using a combination of a market and income approach and reduced the carrying value of coal land and real estate to zero and assets held for sale to approximately $5.0 million. The Company recognized an aggregate impairment charge of $17.4 million during the third quarter of 2016. The asset impairment charge was recorded as "Centennial asset impairment charge" in the Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2016.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except as noted and per share data)

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based upon management's current expectations and are subject to various uncertainties and changes in circumstances. Important factors that could cause actual results to differ materially from those described in these forward-looking statements are set forth below under the heading “Forward-Looking Statements."
Management's Discussion and Analysis of Financial Condition and Results of Operations include NACCO Industries, Inc. (the “parent company” or “NACCO”) and its wholly owned subsidiaries (collectively, the “Company”). The Company's primary operating subsidiary operates in the mining industry. The North American Coal Corporation and its affiliated coal companies (collectively, “NACoal”) mine coal primarily for use in power generation and provide value-added mining services for natural resource companies.

Coal is surface mined from NACoal's mines in North Dakota, Texas, Mississippi, Louisiana and on the Navajo Nation in New Mexico. NACoal provides value-added services such as maintaining and operating draglines for independently owned limerock quarries through its North American Mining ("NAM") division and provides ash hauling services for power plants and other facilities.

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

NAM provides value-added services for independently owned limerock quarries and is reimbursed by its customers based on actual costs plus a management fee. The financial results for NAM are included in the consolidated mining operations or unconsolidated mining operations based on each NAM entity's structure.

NACoal also provides coal handling, processing and drying services for a number of customers. For example, NoDak Energy Services, LLC ("NoDak") operates and maintains a coal processing facility for a customer's power plant. North American Coal Royalty Company provides surface and mineral acquisition and lease maintenance services related to the Company's operations.

NACCO and Other includes the parent company operations and Bellaire Corporation (“Bellaire”). Bellaire is a non-operating subsidiary of the Company with legacy liabilities relating to closed mining operations, primarily former Eastern U.S. underground coal mining operations.

On September 29, 2017, the Company spun-off Hamilton Beach Brands Holding Company ("Hamilton Beach Holding" or "HBBHC"), a former wholly owned subsidiary. As a result of the spin-off, NACCO stockholders received shares in HBBHC, in addition to retaining their shares of NACCO common stock.  HBBHC has two classes of stock, similar to NACCO.  In the spin-off, NACCO stockholders received one share of HBBHC Class A common stock and one share of HBBHC Class B common stock for each share of NACCO Class A or Class B common stock owned on the record date for the spin-off. The financial position, results of operations and cash flows of HBBHC are reflected as discontinued operations for all periods presented through the date of the spin-off.

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
Retirement benefit plans: The Company maintains various defined benefit pension plans that provide benefits based on years of service and average compensation during certain periods. Prior to 2016, the Company amended the Combined Defined Benefit Plan for NACCO Industries, Inc. and its subsidiaries to freeze pension benefits for all employees, including those for certain unconsolidated mines' employees. All eligible employees of the Company, including employees whose pension benefits are frozen, receive retirement benefits under defined contribution retirement plans. The Company's policy is to periodically make contributions to fund the defined benefit pension plans within the range allowed by applicable regulations. The defined benefit pension plan assets consist primarily of publicly traded stocks and government and corporate bonds. There is no guarantee the actual return on the plans’ assets will equal the expected long-term rate of return on plan assets or that the plans will not incur investment losses.
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
Expected returns for pension plans are based on a calculated market-related value for pension plan assets. Under this methodology, asset gains and losses resulting from actual returns that differ from the Company's expected returns are recognized ratably in the market-related value of assets over three years.
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
Changes to the estimate of any of these factors could result in a material change to the Company's pension obligation causing a related increase or decrease in reported net operating results in the period of change in the estimate. Because the 2016 assumptions are used to calculate 2017 pension expense amounts, a one percentage-point change in the expected long-term rate of return on plan assets would result in a change in pension expense for 2017 of approximately $0.4 million for the plans. A one percentage-point change in the discount rate would result in a change in pension expense for 2017 of less than $0.1 million. A one percentage-point increase in the discount rate would have lowered the plans’ projected benefit obligation as of the end of 2016 by approximately $4.7 million; while a one percentage-point decrease in the discount rate would have raised the plans’ projected benefit obligation as of the end of 2016 by approximately $5.7 million.

Self-insurance liabilities: The Company is generally self-insured for medical claims, certain workers’ compensation claims and certain closed mine liabilities. An estimated provision for claims reported and for claims incurred but not yet reported under the self-insurance programs is recorded and revised periodically based on industry trends, historical experience and management judgment. In addition, industry trends are considered within management's judgment for valuing claims. Changes in assumptions for such matters as legal judgments and settlements, inflation rates, medical costs and actual experience could cause estimates to change in the near term. Changes in any of these factors could materially change the Company's estimates for these self-insurance obligations causing a related increase or decrease in reported net operating results in the period of change in the estimate.
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

As a result of various unfavorable conditions, including but not limited to weakness in the U.S. and global coal markets and certain asset-specific factors, the Company determined the carrying value of Centennial's coal land and real estate were not recoverable during the third quarter of 2016. The Company also conducted a review of the carrying value of Centennial's mine machinery and equipment classified as assets held for sale during the third quarter of 2016. The fair values of these assets were calculated using a combination of a market and income approach and reduced the carrying value of coal land and real estate to zero and assets held for sale to approximately $5.0 million as of September 30, 2016. The Company recognized an aggregate impairment charge of $17.4 million during the third quarter of 2016. The asset impairment charge was recorded as "Centennial asset impairment charge" in the Unaudited Condensed Consolidated Statement of Operations during the three and nine months ended September 30, 2016.

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

CONSOLIDATED FINANCIAL SUMMARY
The results of operations for NACCO were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2017	2016	2017	2016
NACoal operating profit (loss) (a)	$8,925	$(10,912)	$31,127	$3,653
NACCO and Other operating loss (a)	(1,936)	(1,867)	(4,820)	(4,605)
Operating profit (loss) (a)	6,989	(12,779)	26,307	(952)
Interest expense	946	1,036	2,806	3,182
Income from other unconsolidated affiliates	(313)	(307)	(932)	(913)
Closed mine obligations	336	223	1,071	948
Other, net, including interest income	64	(10)	15	2,229
Other expense, net	1,033	942	2,960	5,446
Income (loss) before income tax provision (benefit)	5,956	(13,721)	23,347	(6,398)
Income tax provision (benefit)	2,625	(11,589)	4,564	(13,970)
Income (loss) from continuing operations	$3,331	$(2,132)	$18,783	$7,572
Discontinued operations	5,067	1,691	1,381	(2,096)
Net income (loss)	$8,398	$(441)	$20,164	$5,476

Effective income tax rate from continuing operations	44.1%	84.5%	19.5%	218.3%

(a) All of NACCO's Revenues are attributable to NACoal. As a result, the Company's results of operations, including Revenues, Operating profit (loss) and Other expense, net, for NACoal and NACCO and Other are discussed below in "Segment Results." Amounts below income (loss) before income tax provision (benefit) are analyzed on a consolidated basis.

Income Taxes

The Company evaluates and updates its estimated annual effective income tax rate on a quarterly basis based on current and forecasted operating results and tax laws. Consequently, based upon the mix and timing of actual earnings compared to projections of earnings between entities that benefit from percentage depletion and those that do not, the effective tax rate may vary quarterly and may make quarterly comparisons not meaningful. The quarterly income tax provision is generally comprised of tax expense on income or benefit on loss at the most recent estimated annual effective income tax rate, adjusted for the effect of discrete items.

The effective income tax rates from continuing operations for the three and nine months ended September 30, 2017 was a 44.1% and 19.5% expense on income, respectively, compared to an 84.5% and 218.3% benefit on loss for the three and nine months ended September 30, 2016. The change in income taxes was primarily due to a change in the effective income tax rate driven by a change in the mix of earnings, primarily the impact in three and nine months ended September 30, 2016 of the $17.4 million asset impairment charge, and the impact of discrete items. The effective income tax rates from continuing operations for the three and nine months ended September 30, 2017 include discrete income tax expense of $1.9 million and $1.6 million, respectively, primarily due to the establishment of a valuation allowance on deferred tax assets. The valuation allowance was established because the Company expects to be subject to Alternative Minimum Tax ("AMT") beginning in 2018 due to the change in the mix of earnings as a result of the spin-off of Hamilton Beach Holding. As a result of being subject to AMT beginning in 2018, the Company remeasured its deferred tax assets and liabilities using the AMT rate that is expected to apply to taxable income in future years in which those tax assets and liabilities are expected to be realized or settled. In addition, intraperiod tax allocation rules require the Company to allocate the income tax provision between continuing operations and other categories of earnings, such as discontinued operations. The income tax provision in the third quarter of 2017 reflects a change in estimate attributed to higher pretax income within continuing operations at companies that do not benefit from percentage depletion. According to the ordering rules of intraperiod tax allocation, the residual amount of change after determining the effective rate for continuing operations is allocated to discontinued operations.

The effective income tax rates from continuing operations for the three and nine months ended September 30, 2016 include discrete income tax expense of $0.7 million and discrete income tax benefit of $1.3 million, respectively.  The income tax benefit for the three and nine months ended September 30, 2016, includes the effect of Centennial's asset impairment. See Note 10 to the Unaudited Condensed Consolidated Financial Statements for further discussion of the 2016 Centennial asset impairment charge.

In addition, 2017 and 2016 effective tax rates from continuing operations include the effect of benefits from percentage depletion. The benefit of percentage depletion is not directly related to the amount of pre-tax income recorded in a period. Accordingly, in periods where income before tax is relatively small, the proportional effect of the benefit from percentage depletion on the effective tax rate may be significant.

Liquidity and Capital Resources of NACCO

NACCO has not guaranteed NACoal's borrowings. The borrowing agreement at NACoal allows for the payment to NACCO of dividends and advances under certain circumstances. Dividends (to the extent permitted by NACoal's borrowing agreement) and management fees are the primary sources of cash for NACCO and enable the Company to pay dividends to stockholders.

Capital Structure

NACCO's consolidated capital structure is presented below:

	SEPTEMBER 30 2017	DECEMBER 31 2016	Change
Cash and cash equivalents	$93,938	$69,308	$24,630
Other net tangible assets	149,181	222,983	(73,802)
Goodwill and intangible assets, net	44,036	45,678	(1,642)
Net assets	287,155	337,969	(50,814)
Total debt	(58,741)	(96,039)	37,298
Bellaire closed mine obligations	(21,351)	(21,637)	286
Total equity	$207,063	$220,293	$(13,230)
Debt to total capitalization	22%	30%	(8)%
The components of change are discussed below in "Segment Results."

NACCO Industries, Inc. Outlook - Fourth Quarter 2017

Overall, in the fourth quarter of 2017, NACCO expects a substantial increase in consolidated income before income taxes from continuing operations compared with 2016 primarily driven by improvements at NACoal. The fourth quarter effective income tax rate related to continuing operations, excluding discrete items, is expected to be approximately 15%. Including discrete items recognized in the first nine months of 2017, NACCO expects the full year effective income tax rate related to continuing operations to be between 20 and 25%.

NACoal expects a modest increase in tons sold in the fourth quarter of 2017 compared with the fourth quarter of 2016. Income before income tax is also expected to increase in the fourth quarter of 2017 compared with the fourth quarter of 2016, resulting in a substantial increase in full-year 2017 income before income tax, including and excluding the effect of Centennial's 2016 third quarter asset impairment and $3.3 million of legal resolution charges in the fourth quarter of 2016. However, fourth quarter 2017 income before income tax is expected to be lower than the 2017 third quarter due to a decrease in earnings from unconsolidated mines as a result of reduced customer requirements and a reduction in royalty and other income.

Income before income tax at NACoal's consolidated operations in the fourth quarter of 2017 is expected to improve over the prior year due to lower operating expenses, including a reduction in lease expense. These improvements are expected to be partially offset by a substantial decrease in MLMC's fourth-quarter 2017 results primarily as a result of an increase in cost of sales attributable to the recognition of production costs capitalized into inventory during the outage at the customer's power plant in the third quarter. In the fourth quarter of 2017, Centennial's operating loss is expected to be modestly higher than in 2016, excluding Centennial's legal resolution charges and mine reclamation adjustment. Centennial will continue to evaluate strategies to optimize cash flow, including the continued assessment of a range of strategies for its remaining Alabama mineral reserves, including holding reserves with substantial unmined coal tons for sale or contract mining when conditions permit. Cash expenditures related to mine reclamation will continue until reclamation is complete, or ownership of, or responsibility for, the remaining mines is transferred.

Income before income tax in the fourth quarter of 2017 is also expected to benefit from an increase in earnings from the unconsolidated mining operations due to the start of production at Bisti on January 1, 2017. In addition, at NAM's unconsolidated operations, an increase in the number of draglines being operated for customers is expected to contribute to the increase in earnings from the unconsolidated mining operations.

Cash flow before financing activities at NACoal is expected to be positive but decrease substantially in the fourth quarter of 2017 compared with the prior year quarter. However, full-year cash flow before financing is expected to increase moderately compared with 2016. Capital expenditures are estimated to be $8.5 million in the fourth quarter of 2017 and approximately $18 million for the full year.

On June 28, 2017, Southern Company and its subsidiary, Mississippi Power, issued a press release announcing they were immediately suspending start-up and operations activities involving the coal gasifier portion of the Kemper County energy facility. Liberty is the sole supplier of coal to fuel the gasifier. At this time, the future of the Kemper County coal gasification facility remains uncertain, and therefore the future of the Liberty Mine is uncertain. The terms of the contract specify that Mississippi Power is responsible for all mine closure costs, should that be required, with the Liberty Mine specified as the contractor to complete final mine closure. Should the decision to suspend operations of the gasifier and mine become permanent, it will unfavorably affect NACoal's long-term earnings under its contract with Mississippi Power.

NACCO Industries, Inc. Outlook - 2018

In 2018, NACCO expects consolidated income before income taxes from continuing operations to decrease moderately compared with 2017 and expects an effective income tax rate of approximately 25%.

In 2018, NACoal expects income before income taxes to decrease compared with 2017, primarily because of a substantial anticipated decrease in royalty and other income. Royalties on oil, gas and coal extracted by others are subject to changes in market forces and the activities of others, making it difficult to forecast whether recent high levels of income will continue. The absence of $3.5 million of gains on sales of assets, primarily realized at Centennial, during the first nine months of 2017 and higher NACoal operating expenses, which are expected to be partially offset by lower NACCO parent operating expenses, are also expected to contribute to the decrease in income before income taxes. These decreases are expected to be partially offset by improved results at MLMC due to an anticipated increase in customer demand. MLMC believes customer demand will be higher in the first half of 2018 compared with the second half of 2018 because MLMC's customer anticipates taking a planned outage at its power plant in the second half of the year. An increase in income from unconsolidated mines is also expected to partially offset the decline in income before income taxes.

Cash flow before financing activities is expected to decrease in 2018 compared with 2017, and capital expenditures are expected to be approximately $21 million in 2018.

While the current regulatory environment for development of new coal projects has improved, continued low natural gas prices and growth in renewable energy sources, such as solar and wind, could unfavorably affect the amount of electricity generation attributable to coal-fired power plants over the longer term. NACoal expects to continue efforts to develop opportunities for new or expanded coal mining projects, although future opportunities are likely to be very limited. In addition, NACoal continues to pursue additional non-coal mining opportunities, principally related to its NAM business and elsewhere where it might provide other value-added services.

SEGMENT RESULTS

THE NORTH AMERICAN COAL CORPORATION

FINANCIAL REVIEW

Tons of coal sold by NACoal's operating mines were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2017	2016	2017	2016
	(In millions)
Coteau	3.8	3.3	11.1	10.3
Falkirk	2.1	2.1	5.1	5.3
Sabine	1.1	1.1	2.6	3.3
Bisti	1.1	—	3.1	—
Camino Real	0.5	0.4	1.7	1.3
Coyote Creek	0.6	0.7	1.6	0.9
Other	0.2	0.2	0.9	0.4
Unconsolidated mines	9.4	7.8	26.1	21.5
MLMC	0.5	1.0	1.9	2.3
Total tons sold	9.9	8.8	28.0	23.8

NAM sold 6.4 million and 22.1 million cubic yards of limerock in the three and nine months ended September 30, 2017, respectively. This compares with 6.4 million and 20.3 million cubic yards of limerock in the three and nine months ended September 30, 2016, respectively.

The results of operations for NACoal were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2017	2016	2017	2016
Revenue - consolidated mines	$19,318	$30,628	$69,397	$79,780
Revenue - royalty and other	2,623	1,774	8,944	5,998
Total revenues	21,941	32,402	78,341	85,778
Cost of sales - consolidated mines	18,798	29,873	64,877	73,845
Cost of sales - royalty and other	613	821	1,698	1,908
Total cost of sales	19,411	30,694	66,575	75,753
Gross profit	2,530	1,708	11,766	10,025
Earnings of unconsolidated mines (a)	16,197	15,102	44,627	40,785
Selling, general and administrative expenses	9,842	8,959	27,125	26,354
Centennial asset impairment charge	—	17,443	—	17,443
Amortization of intangible assets	435	818	1,641	1,936
(Gain) loss on sale of assets	(475)	502	(3,500)	1,424
Operating profit	8,925	(10,912)	31,127	3,653
Interest expense	946	1,036	2,806	3,182
Other (income) expense, including income from other unconsolidated affiliates	(183)	(252)	(733)	1,522
Income before income tax provision (benefit)	$8,162	$(11,696)	$29,054	$(1,051)

(a) See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.

Third Quarter of 2017 Compared with Third Quarter of 2016

The following table identifies the components of change in revenues for the third quarter of 2017 compared with the third quarter of 2016:

Revenues
2016	$32,402
Increase (decrease) from:
Consolidated mines, excluding Centennial	(11,931)
Royalty and other	1,466
Centennial	4
2017	$21,941

Revenues decreased $10.5 million in the third quarter of 2017 compared with the third quarter of 2016 due to the consolidated mine, MLMC, selling fewer tons because of reduced customer requirements due to an outage during the third quarter of 2017. The decrease was partially offset by higher royalty and other revenues.

The following table identifies the components of change in operating profit (loss) for the third quarter of 2017 compared with the third quarter of 2016:

Operating Profit (Loss)
2016	$(10,912)
Increase (decrease) from:
Centennial asset impairment charge in 2016	17,443
Royalty and other	1,707
Centennial, excluding the net gain on sales of assets	1,159
Earnings of unconsolidated mines	1,095
Net gain on sale of assets, primarily Centennial	977
Consolidated mines, excluding Centennial	(1,661)
Selling, general and administrative expenses	(883)
2017	$8,925

NACoal reported operating profit of $8.9 million in the third quarter of 2017 compared with an operating loss of $10.9 million in the third quarter of 2016. The operating loss in the third quarter of 2016 was primarily due to Centennial's $17.4 million asset impairment charge. See Note 10 to the Unaudited Condensed Consolidated Financial Statements for further discussion of the 2016 Centennial asset impairment charge.

Other changes in operating profit include increased royalty and other income, improved results at Centennial, and an increase in earnings of unconsolidated mines, as newer mines increased production. These items were partially offset by a decrease in results at the consolidated mines, principally MLMC. The decrease at MLMC was primarily due to fewer tons sold as a result of reduced customer requirements.

Interest expense decreased $0.1 million in the third quarter of 2017 compared with 2016 due to lower average borrowings under NACoal's revolving credit facility.

First Nine Months of 2017 Compared with First Nine Months of 2016

The following table identifies the components of change in revenues for the first nine months of 2017 compared with the first nine months of 2016:

Revenues
2016	$85,778
Increase (decrease) from:
Consolidated mines, excluding Centennial	(10,603)
Centennial	(650)
Royalty and other	3,816
2017	$78,341

Revenues decreased $7.4 million in the first nine months of 2017 compared with the first nine months of 2016 primarily due to the consolidated mine, MLMC, selling fewer tons as a result of decreased customer requirements. The decrease was partially offset by higher royalty and other revenues.

The following table identifies the components of change in operating profit for the first nine months of 2017 compared with the first nine months of 2016:

Operating Profit
2016	$3,653
Increase (decrease) from:
Centennial asset impairment charge in 2016	17,443
Net gain on sale of assets, primarily Centennial	4,924
Royalty and other	4,141
Earnings of unconsolidated mines	3,842
Centennial, excluding the net gain on sales of assets	2,660
Consolidated mines, excluding Centennial	(4,619)
Selling, general and administrative expenses	(917)
2017	$31,127

Operating profit increased $27.5 million in the first nine months of 2017 compared with the first nine months of 2016 primarily due to the absence of Centennial's $17.4 million asset impairment charge in the current year period. See Note 10 to the Unaudited Condensed Consolidated Financial Statements for further discussion of the 2016 Centennial asset impairment charge.

Other increases in operating profit include an increase in the net gain on sale of assets due primarily to a $2.3 million gain on the sale of a dragline at Centennial, improved results in royalty and other income and an increase in earnings of unconsolidated mines, as new mines began or increased production. These increases were partially offset by a decrease in results at the consolidated mines, principally MLMC. The decrease at MLMC was primarily due to fewer tons sold as a result of decreased customer requirements.

Interest expense decreased $0.4 million due to lower average borrowings under NACoal's revolving credit facility during the first nine months of 2017 compared with 2016. Other (income) expense, including income from other unconsolidated affiliates, had $0.7 million of income during the nine months ended September 30, 2017, compared with a $1.5 million loss in 2016. During the nine months ended September 30, 2016, NACoal reversed an indemnification receivable related to an uncertain tax position initially recorded as part of the Centennial acquisition that resulted in $2.2 million of other expense. The Company recorded an income tax benefit of $2.3 million as a result of the reversal of the corresponding uncertain tax position.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail NACoal's changes in cash flow for the nine months ended September 30:

	2017	2016	Change
Operating activities:
Net income (loss)	$27,675	$(1,100)	$28,775
Depreciation, depletion and amortization	9,305	9,594	(289)
Centennial asset impairment charge	—	17,443	(17,443)
Other	(3,054)	19,891	(22,945)
Working capital changes	1,946	(29,339)	31,285
Net cash provided by operating activities	35,872	16,489	19,383

Investing activities:
Expenditures for property, plant and equipment	(9,199)	(7,280)	(1,919)
Other	2,847	1,634	1,213
Net cash used for investing activities	(6,352)	(5,646)	(706)

Cash flow before financing activities	$29,520	$10,843	$18,677

The change in net cash provided by operating activities was primarily the result of favorable working capital and net income changes, partially offset by the change in other during the first nine months of 2017 compared with the first nine months of 2016. A significant decrease in accrued payroll as a result of payments made during the first nine months of 2016, as well as the change in net intercompany accounts receivable/payable, contributed to the change in working capital in the first nine months of 2016. The change in other was primarily due to the change in deferred taxes.

The change in net cash used for investing activities was primarily attributable to an increase in expenditures for property, plant and equipment at MLMC, partially offset by proceeds from the sale of equipment at Centennial in the first nine months of 2017 compared with 2016.

	2017	2016	Change
Financing activities:
Net reductions to long-term debt and revolving credit agreements	$(35,008)	$(1,389)	$(33,619)
Cash dividends paid to NACCO	(4,000)	(4,300)	300
Other	(1,324)	—	(1,324)
Net cash used for financing activities	$(40,332)	$(5,689)	$(34,643)

The change in net cash used for financing activities was primarily from a significant reduction in borrowings on NACoal's revolving credit facility during the first nine months of 2017 when compared with the first nine months of 2016.

Financing Activities

NACoal has an unsecured revolving line of credit of up to $150.0 million (the “NACoal Facility”) that expires in August 2022. Borrowings outstanding under the NACoal Facility were $50.0 million at September 30, 2017. At September 30, 2017, the excess availability under the NACoal Facility was $98.6 million, which reflects a reduction for outstanding letters of credit of $1.4 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective September 30, 2017, for base rate and LIBOR loans were 1.00% and 2.00%, respectively. The NACoal Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.35% on the unused commitment at September 30, 2017. The floating rate of interest applicable to the NACoal Facility at September 30, 2017 was 3.39% including the floating rate margin and the effect of the interest rate swap agreement.

The NACoal Facility contains restrictive covenants, which require, among other things, NACoal to maintain a maximum debt to EBITDA ratio of 3.00 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The NACoal Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 2.00 to 1.00, or if greater than 2.00 to 1.00, a Fixed Charge Coverage Ratio of 1.10 to 1.00, in conjunction with maintaining unused availability thresholds of borrowing capacity, as defined in the NACoal Facility, of $15.0 million. At September 30, 2017, NACoal was in compliance with all financial covenants in the NACoal Facility.

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

Capital Expenditures

Expenditures for property, plant and equipment were $9.2 million during the first nine months of 2017. NACoal estimates that its capital expenditures for the remainder of 2017 will be an additional $8.5 million, primarily for dragline purchases, as well as land and machinery and equipment at MLMC. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

NACoal's capital structure is presented below:

	SEPTEMBER 30 2017	DECEMBER 31 2016	Change
Cash and cash equivalents	$166	$10,978	$(10,812)
Other net tangible assets	144,354	145,028	(674)
Coal supply agreements, net	44,036	45,678	(1,642)
Net assets	188,556	201,684	(13,128)
Total debt	(58,741)	(96,039)	37,298
Total equity	$129,815	$105,645	$24,170
Debt to total capitalization	31%	48%	(17)%

The decrease in net assets was primarily due to the change in cash and cash equivalents from a significant reduction in borrowings on NACoal's revolving credit facility during the first nine months of 2017.

NACCO AND OTHER

FINANCIAL REVIEW

Operating Results

The results of operations at NACCO and Other were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2017	2016	2017	2016
Revenues	$—	$—	$—	$—
Operating loss	$(1,936)	$(1,867)	$(4,820)	$(4,605)
Other expense	$270	$158	$887	$742
Loss before income tax provision (benefit)	$(2,206)	$(2,025)	$(5,707)	$(5,347)

Third Quarter of 2017 Compared with Third Quarter of 2016 and First Nine Months of 2017 Compared with First Nine Months of 2016

The increase in the operating loss for the three months ended September 30, 2017 compared with 2016 was primarily due to higher professional and outside service fees.

The increase in the operating loss for the nine months ended September 30, 2017 compared with 2016 was primarily due to higher employee-related costs and higher professional and outside service fees, partially offset by an increase in the management fees charged to NACoal.

Other expense increased during both the three and nine months of 2017 compared with 2016, primarily as a result of an increase in the Closed mine obligations due to revisions of estimated cash flows for the Bellaire asset retirement obligation.

Management Fees
The management fee charged to NACoal represents the allocation of corporate overhead of the parent company. Following are the parent company management fees included in NACoal's selling, general and administrative expenses for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2017	2016	2017	2016
NACoal	$1,686	$1,786	$4,830	$4,419

In addition, the parent company received management fees from Hamilton Beach Holding of $1.1 million and $1.0 million for the three months ended September 30, 2017 and 2016, respectively, and $3.1 million for both the nine months ended September 30, 2017 and 2016.

In connection with the spin-off of HBBHC, the Company and HBBHC entered into a Transition Services Agreement ("TSA"). Under the terms of the TSA, the Company will provide various services to HBBHC on a transitional basis, as needed, for varying periods after the spin-off date. None of the transition services are expected to exceed one year. NACCO expects to receive net aggregate fees of approximately $1.0 million over the term of the TSA from HBBHC. Upon expiration of the TSA, the parent company will no longer receive fees or incur expenses related to providing centralized services and stewardship activities to HBBHC due to the spin-off.

The Company is currently evaluating the manner in which future management fees will be allocated to NACoal.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) the potential closure of the Liberty Mine in Mississippi, (2) changes in tax laws or regulatory requirements, including changes in mining or power plant emission regulations and health, safety or environmental legislation, (3) changes in costs related to geological conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (4) regulatory actions, changes in mining permit requirements or delays in obtaining mining permits that could affect deliveries to customers, (5) weather conditions, extended power plant outages or other events that would change the level of customers' coal or limerock requirements, (6) weather or equipment problems that could affect deliveries to customers, (7) changes in the power industry that would affect demand for NACoal's reserves, (8) changes in the costs to reclaim NACoal mining areas, (9) costs to pursue and develop new mining and value-added service opportunities, (10) changes to or termination of a long-term mining contract, or a customer default under a contract, (11) the timing and pricing of transactions to dispose of assets at the Centennial operations, (12) delays or reductions in coal deliveries at NACoal's newer mines, and (13) increased competition, including consolidation within the industry.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
INTEREST RATE RISK
The Company entered into certain financing arrangements that require interest payments based on floating interest rates. As such, the Company's financial results are subject to changes in the market rate of interest. There is an inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. To reduce the exposure to changes in the market rate of interest, NACoal has entered into interest rate swap agreements for a portion of their floating rate financing arrangements. The Company does not enter into interest rate swap agreements for trading purposes. Terms of the interest rate swap agreements provide for the subsidiaries to receive a variable interest rate and pay a fixed interest rate.

The fair value of the Company's interest rate swap agreements was a net payable of less than $0.1 million at September 30, 2017. A hypothetical 10% change in interest rates would not cause a material change in the fair value of the interest rate swap agreements at September 30, 2017 and, assuming no changes in the Company's financial structure as it stands, would not have a material effect on annual interest expense.

COMMODITY PRICE RISK
The Company uses certain commodities, including steel and diesel fuel, in the normal course of its operations. As such, the cost of operations is subject to variability as the market for these commodities changes. The Company monitors this risk and utilizes forward purchase contracts to manage a portion of NACoal's exposure related to diesel fuel volatility. There have been no material changes in the Company's commodity price risk during the third quarter of 2017.

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

Changes in internal control over financial reporting: During the third quarter of 2017, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
None.

Item 1A    Risk Factors
No material changes to the risk factors for NACoal or General from the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3    Defaults Upon Senior Securities
None.

Item 4    Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 filed with this Quarterly Report on Form 10-Q for the period ended September 30, 2017.

Item 5    Other Information
None.

Item 6    Exhibits

Exhibit
Number*	Description of Exhibits

10.1
Separation Agreement, dated as of September 29, 2017, between NACCO Industries, Inc. and Hamilton Beach Brands Holding Company, is incorporated by reference to Exhibit 10.1 of Hamilton Beach Brands Holding Company's Current Report on Form 8-K, filed on October 4, 2017.

10.2
Transition Services Agreement, dated as of September 29, 2017, between NACCO Industries, Inc. and Hamilton Beach Brands Holding Company, is incorporated by reference to Exhibit 10.2 of Hamilton Beach Brands Holding Company's Current Report on Form 8-K, filed on October 4, 2017.

10.3
Tax Allocation Agreement, dated as of September 29, 2017, between NACCO Industries, Inc. and Hamilton Beach Brands Holding Company, is incorporated by reference to Exhibit 10.3 of Hamilton Beach Brands Holding Company's Current Report on Form 8-K, filed on October 4, 2017.

10.4
Amended and Restated Stockholders' Agreement, dated as of September 29, 2017, among NACCO Industries, Inc., the other signatories thereto and NACCO Industries, Inc., as depository, is incorporated by reference to Exhibit 10.4 of NACCO Industries, Inc.'s Current Report on Form 8-K, filed on October 5, 2017.

10.5
Transfer Restriction Agreement, dated as of September 29, 2017, by and among the Issuer, NACCO and the signatories thereto, is incorporated by reference to Exhibit 2 of Schedule 13D, filed on October 6, 2017.

10.6
Consulting Agreement, dated as of September 29, 2017, between NACCO Industries, Inc. and Alfred M. Rankin, Jr., is incorporated by reference to Exhibit 10.5 of NACCO Industries, Inc.'s Current Report on Form 8-K, filed on October 5, 2017.

31(i)(1)	Certification of J.C. Butler, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
31(i)(2)	Certification of Elizabeth I. Loveman pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by J.C. Butler, Jr. and Elizabeth I. Loveman
95	Mine Safety Disclosure Exhibit
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*    Numbered in accordance with Item 601 of Regulation S-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NACCO Industries, Inc. (Registrant)
Date:	November 1, 2017	/s/ Elizabeth I. Loveman
Elizabeth I. Loveman
Vice President and Controller (principal financial and accounting officer)