Form 10-K
period 2017-12-31
NACCO INDUSTRIES INC
filed 2018-03-07
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
     YES ☑     NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
     YES ☐    NO ☑
Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of June 30, 2017 (the last business day of the registrant's most recently completed second fiscal quarter): $300,826,762
Number of shares of Class A Common Stock outstanding at February 23, 2018: 5,362,773
Number of shares of Class B Common Stock outstanding at February 23, 2018: 1,570,146
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2018 annual meeting of stockholders are incorporated herein by reference in Part III of this Form 10-K.

NACCO INDUSTRIES, INC.

PART I
Item 1. BUSINESS
General

NACCO Industries, Inc. (“NACCO” or the “Company”) is the public holding company for The North American Coal Corporation.  The North American Coal Corporation and its affiliated companies (collectively, “NACoal”) operate surface mines that supply coal primarily to power generation companies under long-term contracts, and provide other value-added services to natural resource companies.  In addition, its North American Mining ("NAM") business maintains and operates draglines and other equipment under contracts with sellers of aggregates.  NACoal’s service-based business model aligns its operating goals with customers’ objectives.
Additional information relating to financial and operating data on a segment basis (including NACCO and Other) and by geographic region is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II of this Form 10-K and in Note 15 to the Consolidated Financial Statements contained in this Form 10-K.
NACCO was incorporated as a Delaware corporation in 1986 in connection with the formation of a holding company structure for a predecessor corporation organized in 1913. As of December 31, 2017, the Company and its subsidiaries had approximately 2,300 employees, including approximately 1,900 employees at the Company’s unconsolidated mining operations.
The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports available, free of charge, through its website, www.nacco.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).
Significant Events

On September 29, 2017, the Company spun-off Hamilton Beach Brands Holding Company ("HBBHC"), a former wholly owned subsidiary. As a result of the spin-off, NACCO stockholders received one share of HBBHC Class A common stock and one share of HBBHC Class B common stock for each share of NACCO Class A or Class B common stock owned on the record date for the spin-off. The financial position, results of operations and cash flows of HBBHC are reflected as discontinued operations for all periods presented through the date of the spin-off.

On September 28, 2017, prior to the spin-off, HBBHC paid NACCO a one-time $35.0 million cash dividend. This payment was in addition to $3.0 million in dividends HBBHC paid to NACCO from January 1, 2017 to June 30, 2017.
During 2017 and the fourth quarter of 2016, NACoal expanded its existing mining services by adding new customers in Florida.

On June 28, 2017, Southern Company and its subsidiary, Mississippi Power, suspended operations involving the coal gasifier portion of the Kemper County energy facility. Liberty Fuels Company, LLC ("Liberty"), an unconsolidated mining operation, was the sole supplier of coal to fuel the gasifier under its contract with Mississippi Power. On February 8, 2018, Mississippi Power instructed Liberty to permanently cease all mining and delivery of lignite and to commence mine reclamation. The terms of the contract specify that Mississippi Power is responsible for all mine closure costs. Under the contract, Liberty is specified as the contractor to complete final mine closure and will receive compensation for these services. The customer’s decision to close the mine does not negatively impact NACCO’s earnings outlook for Liberty during 2018, but it does unfavorably affect North American Coal’s long-term earnings potential from this mine.

During 2015, Bisti Fuels Company, LLC ("Bisti"), a wholly owned subsidiary of NACoal, entered into a 15-year contract mining agreement with Navajo Transitional Energy Company, LLC ("NTEC"). Under the agreement, Bisti became NTEC's contract miner at NTEC's Navajo Mine, a surface coal mine located within the Navajo Nation near Fruitland, San Juan County, New Mexico on January 1, 2017.

Centennial Natural Resources, LLC ("Centennial") ceased active mining operations at the end of 2015. During 2016 and 2017, the Company's NACoal subsidiary recorded non-cash impairment charges of $17.4 million and $1.0 million, respectively. The carrying value of coal land and real estate and the assets held for sale were zero as of December 31, 2017.

North American Coal
General
NACoal operates surface mines that supply coal primarily to power generation companies under long-term contracts, and provides other value-added services to natural resource companies.  In addition, its NAM business maintains and operates draglines and other equipment under contracts with sellers of aggregates.

Coal is surface mined from NACoal's mines in North Dakota, Texas, Mississippi, Louisiana and on the Navajo Nation in New Mexico. NACoal has the following operating coal mining subsidiaries: Bisti, Caddo Creek Resources Company, LLC (“Caddo Creek”), Camino Real Fuels, LLC (“Camino Real”), The Coteau Properties Company (“Coteau”), Coyote Creek Mining Company, LLC (“Coyote Creek”), Demery Resources Company, LLC (“Demery”), The Falkirk Mining Company (“Falkirk”), Mississippi Lignite Mining Company (“MLMC”) and The Sabine Mining Company (“Sabine”). Liberty ceased all mining and delivery of lignite in 2017 and will commence mine reclamation in 2018.

Coteau, Coyote, Falkirk, MLMC and Sabine supply lignite coal for power generation. Bisti and Camino Real supply sub-bituminous coal for power generation. Caddo Creek and Demery supply lignite coal for the production of activated carbon. Each of these mines are mine-mouth operations that deliver their coal production to adjacent or nearby power plants, synfuels plants or activated carbon processing facilities under long-term supply contracts. With the exception of Camino Real, each mine is the exclusive supplier to its customers' facilities.

All of the operating coal mining subsidiaries other than MLMC are unconsolidated. The unconsolidated coal mining subsidiaries were formed to develop, construct and/or operate surface coal mines under long-term contracts and are capitalized primarily with debt financing provided by or supported by their respective customers, and without recourse to NACCO and NACoal.

The contracts with the customers of the unconsolidated subsidiaries eliminate exposure to spot coal market price fluctuations and are based on a "management fee" approach, whereby compensation includes reimbursement of all operating costs, plus a fee based on the amount of coal or limerock delivered. The fees earned adjust over time in line with various indices which reflect general U.S. inflation rates.

MLMC is a consolidated entity because NACoal pays all operating costs and provides the capital for the mine. MLMC sells coal to its customer at a contractually agreed upon price which adjusts monthly, primarily based on changes in the level of established indices which reflect general U.S. inflation rates.  MLMC's customer, KMRC RH, LLC until April 30, 2016 and Choctaw Generation Limited Partnership, LLLP subsequent to April 30, 2016, accounted for approximately 60%, 69% and 57% of NACoal's revenues for the years ended December 31, 2017, 2016 and 2015, respectively. Centennial, which ceased coal production at the end of 2015, is also a consolidated entity.

NAM provides value-added services for independently owned limerock quarries and is reimbursed by its customers based on actual costs plus a management fee per unit of limerock delivered. The financial results for NAM are included in the consolidated mining operations or unconsolidated mining operations based on each entity's structure. NAM's largest customer, Cemex Construction Materials of Florida, LLC ("Cemex"), accounted for approximately 18% and 16% of NACoal's revenues for the year ended December 31, 2017 and 2016, respectively.

NACoal also provides coal handling, processing and drying services for a number of customers. For example, NoDak Energy Services, LLC ("NoDak") operates and maintains a coal processing facility for a customer's power plant. North American Coal Royalty Company provides surface and mineral acquisition and lease maintenance services related to the Company's operations.

NACoal's total coal reserves approximate 1.9 billion tons (including the unconsolidated coal mining subsidiaries), with approximately 1.0 billion tons committed to customers pursuant to long-term contracts. At December 31, 2017, NACoal's operating mines consisted both of mines where the reserves were acquired (whether in fee or through leases) and developed by NACoal, as well as mines where reserves are owned or leased by the customers of the mines and developed by NACoal.

Sales, Marketing and Operations
The principal coal customers of NACoal are electric utilities, an independent power provider, producers of activated carbon and a synfuels plant. The total coal severed by mine (in millions of tons) for the three years ended December 31 and the weighted average prices per ton delivered for the three years ended December 31 are as follows:

	2017	2016	2015
Unconsolidated Mines
Coteau	14.7	14.1	14.3
Falkirk	7.2	7.2	8.0
Sabine	3.8	4.2	3.6
Bisti	3.7	—	—
Camino Real	2.4	1.8	0.6
Coyote Creek	2.1	1.6	—

Other	0.8	0.6	0.6
Consolidated Mines
Mississippi Lignite Mining Company	2.4	2.8	3.0
Centennial Natural Resources	—	—	0.4
Total tons severed	37.1	32.3	30.5
Price per ton delivered	$22.89	$22.14	$23.63

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
Seasonality
NACoal has experienced limited variability in its results due to the effect of seasonality; however, variations in coal demand can occur as a result of the timing of planned or unplanned outage days at NACoal's customers' facilities. Variations in coal demand can also occur as a result of changes in market prices of competing fuels such as natural gas and wind power and demand for electricity, which can fluctuate based on changes in weather patterns.

The location, mine type, reserve data, coal quality characteristics, sales tonnage and contract expiration date for the mines operated by NACoal were as follows:

COAL MINING OPERATIONS ON AN “AS RECEIVED” BASIS

		2017						2016
		Proven and Probable Reserves (a)(b)
		Committed Under Contract	Uncommitted	Total	Tons Delivered (Millions)	Owned Reserves (%)	Leased Reserves (%)	Total Committed and Uncommitted (Millions of Tons)	Tons Delivered (Millions)	Contract Expires
Mine/Reserve	Type of Mine	(Millions of Tons)
Unconsolidated Mines
Freedom Mine (c)- The Coteau Properties Company	Surface Lignite	452.2	—	452.2	14.7	3%	97%	459.5	14.1	2022	(d)
Falkirk Mine (c)- The Falkirk Mining Company	Surface Lignite	374.3	—	374.3	7.2	1%	99%	381.0	7.2	2045
South Hallsville No. 1 Mine (c)- The Sabine Mining Company	Surface Lignite	(e)	(e)	(e)	3.6	(e)	(e)	(e)	4.2	2035
Five Forks Mine (c)- Demery Resources Company, LLC	Surface Lignite	(e)	(e)	(e)	0.4	(e)	(e)	(e)	0.2	2030
Marshall Mine (c)- Caddo Creek Resources Company, LLC	Surface Lignite	(e)	(e)	(e)	0.2	(e)	(e)	(e)	0.2	2044
Eagle Pass Mine (c)- Camino Real Fuels, LLC	Surface Sub-bituminous	(e)	(e)	(e)	2.4	(e)	(e)	(e)	1.8	2018
Liberty Mine (c)(f)- Liberty Fuels Company, LLC	Surface Lignite	(e)	(e)	(e)	0.4	(e)	(e)	(e)	0.3	2055	(f)
Coyote Creek Mine (c)- Coyote Creek Mining Company, LLC	Surface Lignite	74.9	—	74.9	2.2	0%	100%	77.3	1.5	2040
Navajo Mine (c)- Bisti Fuels Company	Surface Sub-bituminous	(e)	(e)	(e)	3.7	(e)	(e)	(e)	(g)	2031
Consolidated Mines
Red Hills Mine- Mississippi Lignite Mining Company	Surface Lignite	108.9	125.5	234.4	2.4	33%	67%	229.4	3.0	2032
Centennial Natural Resources	Surface Bituminous	—	51.4	51.4	—	30%	70%	57.7	—	(h)
Total Developed		1,010.3	176.9	1,187.2	37.2			1,204.9	32.5
Undeveloped Mines									.
North Dakota		—	243.7	243.7	—		100%	243.7	—
Texas		—	222.5	222.5	—		100%	222.5	—
Eastern (i)		—	15.3	15.3	—		100%	28.7	—
Mississippi		—	187.8	187.8	—		100%	187.8	—
Total Undeveloped		—	669.3	669.3	—			682.7	—
Total Developed/Undeveloped		1,010.3	846.2	1,856.5				1,887.6

					Average Coal Quality (As received)
Mine/Reserve	Type of Mine	Coal Formation or Coal Seam(s)	Average Seam Thickness (feet)	Average Depth (feet)	BTUs/lb	Sulfur (%)	Ash (%)	Moisture (%)
Unconsolidated Mines
Freedom Mine (c)- The Coteau Properties Company	Surface Lignite	Beulah-Zap Seam	18	130	6,700	0.90%	9%	36%
Falkirk Mine (c)- The Falkirk Mining Company	Surface Lignite	Hagel A&B, Tavis Creek Seams	8	90	6,200	0.62%	11%	38%
South Hallsville No. 1 Mine (c)- The Sabine Mining Company	Surface Lignite	(e)	(e)	(e)	(e)	(e)	(e)	(e)
Five Forks Mine (c)- Demery Resources Company, LLC	Surface Lignite	(e)	(e)	(e)	(e)	(e)	(e)	(e)
Marshall Mine (c)- Caddo Creek Resources Company, LLC	Surface Lignite	(e)	(e)	(e)	(e)	(e)	(e)	(e)
Eagle Pass Mine (c)- Camino Real Fuels, LLC	Surface Sub-bituminous	(e)	(e)	(e)	(e)	(e)	(e)	(e)
Liberty Mine (c)(f)- Liberty Fuels Company, LLC	Surface Lignite	(e)	(e)	(e)	(e)	(e)	(e)	(e)
Coyote Creek Mine (c)- Coyote Creek Mining Company, LLC	Surface Lignite	Beulah-Zap Seam	10	95	6,900	0.98%	8%	36%
Navajo Mine (c)- Bisti Fuels Company	Surface Sub-bituminous	(e)	(e)	(e)	(e)	(e)	(e)	(e)
Consolidated Mines
Red Hills Mine- Mississippi Lignite Mining Company	Surface Lignite	C, D, E, F, G, H Seams	3.6	150	5,200	0.60%	14%	43%
Centennial Natural Resources	Surface Bituminous	Black Creek, New Castle, Mary Lee, Jefferson, American, Nickel Plate, Pratt Seams	1.75	178	13,226	2.00%	10%	4%
Undeveloped Mines
North Dakota	—	Fort Union Formation	13	130	6,500	0.8%	8%	38%
Texas	—	Wilcox Formation	5	120	6,800	1.0%	16%	30%
Eastern	—	Freeport & Kittanning Seams	4	400	12,070	3.3%	12%	3%
Mississippi	—	Wilcox Formation	5	130	5,200	0.6%	13%	44%

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

(f)
During the second quarter of 2017, operations at Liberty were suspended. On February 8, 2018, Mississippi Power instructed Liberty to permanently cease all mining and delivery of lignite and to commence mine reclamation.

(g)	The contract for operation of this mine was executed during 2015, and no sales occurred during 2016.

(h)	Centennial ceased active mining operations at the end of 2015.

(i)
The proven and probable reserves included in the table do not include coal that is leased to others. NACoal had 99.1 million tons and 100.0 million tons in 2017 and 2016, respectively, of Eastern Undeveloped Mines with leased coal committed under contract.

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
Camino Real Fuels
Demery Resources Company

Unconsolidated Mines
Freedom Mine — The Coteau Properties Company
The Freedom Mine generally produces between 13 million and 15 million tons of lignite coal annually. The mine started delivering coal in 1983. All production from the mine is delivered to Dakota Coal Company, a wholly owned subsidiary of Basin Electric Power Cooperative. Dakota Coal Company then sells the coal to the Great Plains Synfuels Plant, Antelope Valley Station and Leland Olds Station, all of which are operated by affiliates of Basin Electric Power Cooperative.
The Freedom Mine, operated by Coteau, is located approximately 90 miles northwest of Bismarck, North Dakota. The main entrance to the Freedom Mine is accessed by means of a paved road and is located on County Road 15. Coteau holds 270 leases granting the right to mine approximately 32,625 acres of coal interests and the right to utilize approximately 22,993 acres of surface interests. In addition, Coteau owns in fee 32,441 acres of surface interests and 4,107 acres of coal interests. Substantially all of the leases held by Coteau were acquired in the early 1970s and have been replaced with new leases or have lease terms for a period sufficient to meet Coteau’s contractual production requirements.
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
Falkirk Mine — The Falkirk Mining Company
The Falkirk Mine generally produces between 7 million and 8 million tons of lignite coal annually primarily for the Coal Creek Station, an electric power generating station owned by Great River Energy. The mine started delivering coal in 1978. Commencing in the second half of 2014, Falkirk began delivering coal to Spiritwood Station, another electric power generating station owned by Great River Energy. Annual deliveries to Spiritwood Station have averaged between 300,000 and 500,000 tons.
The Falkirk Mine, operated by Falkirk, is located approximately 50 miles north of Bismarck, North Dakota on a paved access road off U.S. Highway 83. Falkirk holds 293 leases granting the right to mine approximately 44,603 acres of coal interests and the right to utilize approximately 24,471 acres of surface interests. In addition, Falkirk owns in fee 40,975 acres of surface interests and 1,270 acres of coal interests. Substantially all of the leases held by Falkirk were acquired in the early 1970s with initial terms that have been further extended by the continuation of mining operations.
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
Eagle Pass Mine — Camino Real Fuels, LLC

The Eagle Pass Mine, operated by Camino Real, began delivering coal in 2015 to Camino Real's customer, Dos Republicas Coal Partnership. The Eagle Pass Mine produces between 1 million and 3 million tons of sub-bituminous coal annually.

Eagle Pass Mine is located approximately six miles north of Eagle Pass, Texas on State Highway 1588. Access to the Eagle Pass Mine is by means of a paved road. Camino Real has no title, claim, lease or option to acquire any of the reserves at the Eagle Pass Mine. Dos Republicas Coal Partnership controls all of the reserves within the Eagle Pass Mine.
Liberty Mine — Liberty Fuels Company, LLC

On June 28, 2017, Southern Company and its subsidiary, Mississippi Power, suspended operations involving the coal gasifier portion of the Kemper County energy facility. Liberty was the sole supplier of coal to fuel the gasifier under its contract with Mississippi Power. On February 8, 2018, Mississippi Power instructed Liberty to permanently cease all mining and delivery of lignite and to commence mine reclamation. The terms of the contract specify that Mississippi Power is responsible for all mine closure costs. Under the contract, Liberty is specified as the contractor to complete final mine closure and will receive compensation for these services.

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
Navajo Mine - Bisti Fuels Company, LLC

In January 2017, Bisti became the contract miner at Navajo Transitional Energy Company's existing mine and anticipates making annual coal deliveries of between 5.0 million to 6.0 million tons when the Four Corners Generating Station is operating at anticipated levels.

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
Consolidated Mines
Red Hills Mine — Mississippi Lignite Mining Company
The Red Hills Mine started delivering coal in 2000. The Red Hills Mine generally produces approximately 2.5 million to 4 million tons of lignite coal annually when its customer's Red Hills Power Plant is operating at anticipated levels.
The Red Hills Mine, operated by MLMC, is located approximately 120 miles northeast of Jackson, Mississippi. The entrance to the mine is by means of a paved road located approximately one mile west of Highway 9. MLMC owns in fee approximately 6,067 acres of surface interest and 3,546 acres of coal interests. MLMC holds leases granting the right to mine approximately 6,765 acres of coal interests and the right to utilize approximately 6,208 acres of surface interests. MLMC holds subleases under which it has the right to mine approximately 1,054 acres of coal interests. The majority of the leases held by MLMC were originally acquired during the mid-1970s to the early 1980s with terms extending 50 years, many of which can be further extended by the continuation of mining operations.
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
Centennial and its affiliate, North American Coal Royalty Company, own in fee approximately 5,648 acres of coal interests and approximately 2,331 acres of surface interests in Alabama. Centennial holds leases in Alabama granting the right to mine approximately 8,228 acres of coal interests and the right to utilize approximately 10,365 acres of surface interests. The majority of the leases held by Centennial were originally acquired between 2000 and 2012 with terms that can be extended by the continuation of mining and reclamation.
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

North American Mining Operations
NAM maintains and operates draglines to mine limerock at the following quarries in Florida pursuant to mining services agreements with the quarry owners:

Quarry Name	Location	Quarry Owner	Year NACoal Started Dragline Operations
White Rock Quarry — North	Miami	WRQ	1995
Krome Quarry	Miami	Cemex	2003
Alico Quarry	Ft. Myers	Cemex	2004
FEC Quarry	Miami	Cemex	2005
White Rock Quarry — South	Miami	WRQ	2005
SCL Quarry	Miami	Cemex	2006
Central State Aggregates Quarry	Zephyrhills	McDonald Group	2016
Mid Coast Aggregates Quarry	Sumter County	McDonald Group	2016
West Florida Aggregates Quarry	Hernando County	McDonald Group	2016
St. Catherine Quarry	Sumter County	Cemex	2016
Center Hill Quarry	Sumter County	Cemex	2016
Inglis Quarry	Crystal River	Cemex	2016
Titan Corkscrew Quarry	Ft. Myers	Titan America	2017
Palm Beach Aggregates Quarry	Loxahatchee	Palm Beach Aggregates	2017

White Rock Quarries ("WRQ"), Cemex, McDonald Group, Titan America and Palm Beach Aggregates control all of the limerock reserves within their respective quarries.
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
Access to the Corkscrew Quarry is by means of a paved road from Corkscrew Road.
Access to the Palm Beach Aggregates Quarry is by means of a paved road from State Road 80.
NAM has no title, claim, lease or option to acquire any of the reserves at any of the limerock quarries where it provides mining services.
North American Coal Royalty Company
No operating mines currently exist on the undeveloped reserves in Alabama, Mississippi, North Dakota, Ohio and Texas. North American Coal Royalty Company receives certain royalty payments from third parties for production or advance royalty payments for oil and gas, primarily in Louisiana and Ohio, as well as for coal reserves located in Alabama, Louisiana, Mississippi, North Dakota, Ohio, Pennsylvania and Texas.

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
Exploration and Development. All mines are well past the exploration stage. With the exceptions of Centennial, which ceased production at the end of 2015, and Liberty, which ceased all mining and delivery of lignite in 2017 and will commence mine reclamation in 2018, additional pit development is under way at each mine. Drilling programs are routinely conducted for the purpose of refining guidance related to ongoing operations. For example, at the Red Hills Mine, the lignite coal reserve has been defined by a drilling program that is designed to provide 500-foot spaced drill holes for areas anticipated to be mined within six years of the current pit. Drilling beyond the six-year horizon ranges from 1,000 to 2,000-foot centers. Drilling is conducted annually to stay current with the advance of mining operations. Geological evaluation is in process at all operating locations.
Facilities and Equipment. The facilities and equipment for each of the mines are maintained to allow for safe and efficient operation. The equipment is well maintained, in good physical condition and is either updated or replaced periodically with newer models or upgrades available to keep up with modern technology. As equipment wears out, the mines evaluate what replacement option will be the most cost-efficient, including the evaluation of both new and used equipment, and proceed with that replacement. The majority of electrical power for the draglines, shovels, coal crushers, coal conveyors and facilities generally is provided by the power generation customer for the applicable mine. Electrical power for the Sabine facilities is provided by Upshur Rural Electric Co-op. Electrical power for the Sabine draglines is provided by Southwestern Electric Power Company. Electrical power for the MLMC draglines and shovels is provided by 4-County Electric Power Association. The remainder of the equipment generally is powered by diesel fuel or gasoline.

The total cost of the property, plant and equipment, net of applicable accumulated amortization, depreciation and impairment as of December 31, 2017 is set forth in the chart below:

Mine	Total Historical Cost of Mine Property, Plant and Equipment (excluding Coal Land, Real Estate and Construction in Progress), Net of Applicable Accumulated Amortization, Depreciation and Impairment
(in millions)
Unconsolidated Mining Operations
Freedom Mine — The Coteau Properties Company	$198.2
Falkirk Mine — The Falkirk Mining Company	$78.0
South Hallsville No. 1 Mine — The Sabine Mining Company	$147.3
Five Forks Mine — Demery Resources Company, LLC	$—
Marshall Mine — Caddo Creek Resources Company, LLC	$—
Eagle Pass Mine — Camino Real Fuels, LLC	$—
Liberty Mine — Liberty Fuels Company, LLC	$—
Coyote Creek Mine — Coyote Creek Mining Company, LLC	$168.1
Navajo Mine — Bisti Fuels Company, LLC	$—
North American Mining Operations	$—
Consolidated Mining Operations
Red Hills Mine — Mississippi Lignite Mining Company	$56.5
Centennial	$—
North American Mining Operations	$7.1

Predominantly all of Bisti, Caddo Creek, Camino Real, Demery and Liberty's machinery and equipment is owned by NACoal’s customers. A substantial portion of MLMC’s machinery, trucks and equipment is rented under operating leases.

Government Regulation
NACoal’s operations are subject to various federal, state and local laws and regulations on matters such as employee health and safety, and certain environmental laws relating to, among other matters, the reclamation and restoration of properties after mining operations, air pollution, water pollution, the disposal of wastes and effects on groundwater. In addition, the electric power generation industry is subject to extensive regulation regarding the environmental impact of its power generation activities that could affect demand for coal from NACoal’s coal mining operations.
Numerous governmental permits and approvals are required for coal mining operations. NACoal or one of its subsidiaries holds or will hold the necessary permits at all of NACoal’s coal mining operations except at Demery, Caddo Creek, Bisti and Camino Real, where NACoal’s customers hold the respective permits. At NACoal’s operations in Alabama, Centennial holds all of the necessary permits except at two locations, where the permits are held by the coal reserve owner and another mining company.  The Company believes, based upon present information provided to it by these third-party mine permit holders, that these third parties have all permits necessary for NACoal to operate Centennial, Caddo Creek, Demery, Bisti and Camino Real; however, the Company cannot be certain that these third parties will be able to maintain all such permits in the future.
At the coal mining operations where NACoal holds the permits, NACoal is required to prepare and present to federal, state or local governmental authorities data pertaining to the effect or impact that any proposed exploration for or production of coal may have upon the environment and public and employee health and safety.
The limerock quarries where NACoal provides services are owned and operated by NACoal’s customers.
Some laws, as discussed below, place many requirements on NACoal’s coal mining operations and the limerock quarries where NACoal provides services. Federal and state regulations require regular monitoring of NACoal’s operations to ensure compliance.
Mine Health and Safety Laws
The Federal Mine Safety and Health Act of 1977 imposes safety and health standards on all mining operations. Regulations are comprehensive and affect numerous aspects of mining operations, including training of mine personnel, mining procedures, blasting, the equipment used in mining operations and other matters. The Federal Mine Safety and Health Administration enforces compliance with these federal laws and regulations.
Environmental Laws
NACoal’s coal mining operations are subject to various federal environmental laws, as amended, including:

•	the Surface Mining Control and Reclamation Act of 1977 (“SMCRA”);

•	the Clean Air Act, including amendments to that act in 1990 (“CAA”);

•	the Clean Water Act of 1972 (“CWA”);

•	the Resource Conservation and Recovery Act ("RCRA"); and

•	the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA").
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
Surface Mining Control and Reclamation Act
SMCRA establishes mining, environmental protection and reclamation standards for all aspects of surface coal mining operations. Where state regulatory agencies have adopted federal mining programs under SMCRA, the state becomes the primary regulatory authority. With the exception of the Navajo Nation in New Mexico, which is directly regulated by the Office of Surface Mining Reclamation and Enforcement ("OSM") under their Indian Lands Program, all of the states where NACoal has active coal mining operations have achieved primary control of enforcement through federal authorization under SMCRA.
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
The Abandoned Mine Land Fund, which is provided for by SMCRA, imposes a fee on certain coal mining operations. The proceeds are used principally to reclaim mine lands closed prior to 1977. In addition, the Abandoned Mine Land Fund also makes transfers annually to the United Mine Workers of America Combined Benefit Fund (the “Fund”), which provides health care benefits to retired coal miners who are beneficiaries of the Fund. The fee is currently $0.08 per ton on lignite coal produced and $0.28 per ton on other surface-mined coal.
SMCRA establishes operational, reclamation and closure standards for surface coal mines. The Company accrues for the costs of current mine disturbance and final mine closure, including the cost of treating mine water discharges, at mines where NACoal subsidiaries hold the mining permit. These obligations are unfunded with the exception of the final mine closure costs for the Coyote Creek Mine, which are being funded throughout the production stage.
SMCRA stipulates compliance with many other major environmental programs, including the CAA and CWA. The U.S. Army Corps of Engineers regulates activities affecting navigable waters, and the U.S. Bureau of Alcohol, Tobacco and Firearms regulates the use of explosives for blasting. In addition, the U.S. Environmental Protection Agency (the “EPA”), the U.S. Army Corps of Engineers and the OSM are engaged in a series of rulemakings and other administrative actions under the CWA and other statutes that are directed at reducing the impact of coal mining operations on water bodies.
The Company does not believe there is any significant risk to NACoal’s ability to maintain its existing mining permits or its ability to acquire future mining permits for its mines.
Clean Air Act and Clean Power Plan ("CPP")

The process of burning coal can cause many compounds and impurities in the coal to be released into the air, including sulfur dioxide, nitrogen oxides, mercury, particulates and other matter. The CAA and the corresponding state laws that extensively regulate the emissions of materials into the air affect coal mining operations both directly and indirectly. Direct impacts on coal mining operations occur through CAA permitting requirements and/or emission control requirements relating to air contaminants, especially particulate matter. Indirect impacts on coal mining operations occur through regulation of the air emissions of sulfur dioxide, nitrogen oxides, mercury, particulate matter and other compounds emitted by coal-fired power plants. The EPA has promulgated or proposed regulations that impose tighter emission restrictions in a number of areas, some of which are currently subject to litigation. The general effect of tighter restrictions is to reduce demand for coal. Ongoing reduction in coal’s share of the capacity for power generation could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The EPA promulgated a regional haze program designed to protect and to improve visibility at and around Class I Areas, which are generally National Parks, National Wilderness Areas and International Parks. This program may restrict the construction of new coal-fired power plants, the operation of which may impair visibility at and around the Class I Areas. Additionally, the program requires certain existing coal-fired power plants to install additional control measures designed to limit haze-causing emissions, such as sulfur dioxide, nitrogen oxide and particulate matter. States were required to submit Regional Haze SIPs to the EPA by December 2007; however, many states did not meet that deadline. Most litigation between the EPA and the States to resolve questions regarding the stringency and timing of SIPS has been resolved or is in abeyance while negotiations continue.

Under the CAA, new and modified sources of air pollution must meet certain new source standards (the “New Source Review Program”). In the late 1990s, the EPA filed lawsuits against owners of many coal-fired power plants in the eastern U.S. alleging that the owners performed non-routine maintenance, causing increased emissions that should have triggered the application of these new source standards. Some of these lawsuits have been settled with the owners agreeing to install additional emission control devices in their coal-fired power plants. The remaining litigation and the uncertainty around the New Source Review Program rules could adversely impact demand for coal. Any additional new controls may have an adverse impact on the demand for coal, which may have a material adverse effect on the Company’s business, financial condition or results of operations.

Under the CAA, the EPA also adopts national emission standards for hazardous air pollutants. In December 2011, the EPA adopted a final rule called the Mercury and Air Toxics Standard (“MATS”), which applies to new and existing coal-fired and oil-fired units. This rule requires mercury emission reductions in fine particulates, which are being regulated as a surrogate for certain metals.

NACoal’s power generation customers must incur substantial costs to control emissions to meet all of the CAA requirements, including the requirements under MATS and the EPA's regional haze program. These costs raise the price of coal-generated electricity, making coal-fired power less competitive with other sources of electricity, thereby reducing demand for coal. In addition, NACoal's power generation customers may choose to close coal-fired generation units or to postpone or cancel plans to add new capacity, in light of these costs and the limited time available for compliance with the requirements and the prospects of the imposition of additional future requirements on emissions from coal-fired units. If NACoal's customers cannot offset the cost to control certain regulated pollutant emissions by lowering costs or if NACoal's customers elect to close coal-fired units, the Company’s business, financial condition and results of operations could be materially adversely affected.

Global climate change continues to attract considerable public and scientific attention and a considerable amount of legislative and regulatory attention in the United States. The U.S. Congress has considered climate change legislation that would reduce greenhouse gas (“GHG”) emissions, particularly from coal combustion by power plants. Enactment of laws and passage of regulations regarding GHG emissions by the U.S. or additional states, or other actions to limit carbon dioxide emissions, such as opposition by environmental groups to expansion or modification of coal-fired power plants, could result in electric generators switching from coal to other fuel sources.

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

The EPA has begun to establish a GHG regulation program under the CAA by issuing a finding that the emission of six GHGs, including carbon dioxide and methane, may reasonably be anticipated to endanger public health and welfare. Based on this finding, the EPA published a New Source Performance Standard for greenhouse gases, emitted from future new power plants. On June 2, 2014, the EPA proposed new regulations limiting carbon dioxide emissions from existing power plants. On June 18, 2014, the EPA also issued a proposed carbon dioxide emission regulation for reconstructed and modified power plants, which addresses carbon dioxide emissions limits for power plants subsequent to modification. On August 3, 2015, President Obama and the EPA announced the CPP, which includes final emission guidelines for states to follow in developing plans to reduce GHG emissions from existing fossil fuel-fired electric generating units ("EGUs") as well as limits on GHG emission rates for new, modified and reconstructed EGUs. Under the CPP, nationwide carbon dioxide emissions would be reduced by 32% from

2005 levels by 2030 with emissions reductions scheduled to be phased in between 2022 and 2030. On February 9, 2016, the U.S. Supreme Court granted a stay of the CPP pending resolution of litigation challenging the CPP. Multiple state and industry participants commenced a challenge of the CPP in the United States Circuit Court of Appeals for the District of Columbia in 2015. On October 16, 2017, the EPA published its proposal to repeal the CPP in the Federal Register, opening a 60-day window for public comment. The EPA’s request has been opposed by intervenors supporting the CPP who, in an October 17, 2017 filing, asked the D.C. Circuit to rule on the case or, alternatively, to limit the abeyance’s duration.

The U.S. has not implemented the 1992 Framework Convention on Global Climate Change (“Kyoto Protocol”), which became effective for many countries on February 16, 2005. The Kyoto Protocol was intended to limit or reduce emissions of GHGs. The U.S. has not ratified the emission targets of the Kyoto Protocol or any other GHG agreement. Though the U.S. has not accepted these international GHG limiting treaties, numerous lawsuits and regulatory actions have been undertaken by states and environmental groups to try to force controls on the emission of carbon dioxide; or to prevent the construction of new coal-fired power plants. In 2014, President Obama and Chinese President Xi Jinping jointly announced each nation's intentions to limit GHG emissions. These were non-binding statements of intent. As a successor to the Kyoto Protocol, on December 12, 2015, international negotiators finalized the Paris Agreement under the United Nations Framework Convention on Climate Change (“Paris Agreement”). Unlike the Kyoto Protocol, the Paris Agreement has no binding GHG reduction mandates on signatories. Participating countries only submit a description of their intended GHG reductions, and provide periodic progress updates, with no penalties for not meeting their self-imposed targets. The Paris Agreement also includes language stating that developed countries will provide financial assistance to help developing countries meet their GHG targets and adapt to climate change, but there are no mandated contributions. President Obama signed this as a sole executive agreement on September 3, 2016. On June 1, 2017, President Trump announced that the United States will withdraw from the non-binding Paris Agreement and begin renegotiation of its terms. The renegotiation and implementation of the Paris Agreement, or other international agreements, the regulations promulgated to date by the EPA with respect to GHG emissions or the adoption of new legislation or regulations to control GHG emissions, could have a materially adverse effect on the Company’s business, financial condition and results of operations.

Significant public opposition has also been raised with respect to the proposed construction of certain new coal-fueled EGUs due to the potential for increased air emissions. Such opposition, as well as any corporate or investor policies against coal-fired EGUs or requiring disclosures related to global climate change, could also reduce the demand for NACoal’s coal or marketability of NACCO stock. Further, policies limiting available financing for the development of new coal-fueled EGUs or coal mines or the retrofitting of existing EGUs could adversely impact the global demand for coal in the future. The potential impact on NACoal of future laws, regulations or other policies or circumstances will depend upon the degree to which any such laws, regulations or other policies or circumstances force electricity generators to diminish their reliance on coal as a fuel source. In view of the significant uncertainty surrounding each of these factors, it is not possible for us to predict reasonably the impact that any such laws, regulations or other policies may have on NACoal’s business, financial condition and results of operations. However, such impacts could have a material adverse effect on NACoal’s business, financial condition and results of operations.

The Company believes NACoal has obtained all necessary permits under the CAA at all of its coal mining operations where it is responsible for permitting and is in compliance with such permits.
Clean Water Act

The Clean Water Act ("CWA") affects coal mining operations by establishing in-stream water quality standards and treatment standards for waste water discharge. Permits requiring regular monitoring, reporting and performance standards govern the discharge of pollutants into water.

Federal and state regulations establish standards that prohibit the diminution of water quality. Waters discharged from coal mines are required to meet these standards. These federal and state requirements could require more costly water treatment and could materially adversely affect the Company’s business, financial condition and results of operations.

The Company believes NACoal has obtained all permits required under the CWA and corresponding state laws and is in compliance with such permits. In many instances, mining operations require securing CWA authorization or a permit from the U.S. Army Corps of Engineers for operations in waters of the United States.

Bellaire Corporation, a wholly owned non-operating subsidiary of the Company (“Bellaire”), is treating mine water drainage from coal refuse piles associated with two former underground coal mines in Ohio and one former underground coal mine in Pennsylvania, and is treating mine water from a former underground coal mine in Pennsylvania. Bellaire anticipates that it will need to continue these activities indefinitely and has accrued a liability of $16.4 million as of December 31, 2017 related to these treatment operations.

Bellaire was notified by the Pennsylvania Department of Environmental Protection ("DEP") during 2004 that in order to obtain renewal of a permit, Bellaire would be required to establish a mine water treatment trust (the "Trust"). Prior to 2014, Bellaire funded the Trust with $5.0 million. See Note 7 and Note 9 for further information on the Trust.
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
The EPA rule exempts CCRs disposed of at mine sites and reserves any regulation thereof to the OSM. The OSM recently suspended all rulemaking actions on CCRs, but could re-initiate them in the future. The outcome of these rulemakings, and any subsequent actions by EPA and OSM, could impact those NACoal operations that beneficially use CCRs. If NACoal were unable to beneficially use CCRs, its revenues for disposing of CCRs from its customers may decrease and its costs may increase due to the purchase of alternative materials for beneficial uses.
Comprehensive Environmental Response, Compensation and Liability Act
The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state laws create liabilities for the investigation and remediation of releases of hazardous substances into the environment and for damages to natural resources. The Company must also comply with reporting requirements under the Emergency Planning and Community Right-to-Know Act and the Toxic Substances Control Act.
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

Competition
The coal industry competes with other sources of energy, particularly oil, gas, hydro-electric power and nuclear power. In addition, it competes with subsidized sources of energy, primarily wind and solar. Among the factors that affect competition are the price and availability of oil and natural gas, environmental and related political considerations, the time and expenditures required to develop new energy sources, the cost of transportation, the cost of compliance with governmental regulations, the impact of federal and state energy policies and the impact of subsidies on renewable pricing. The ability of NACoal to maintain comparable levels of coal production at existing facilities and to market and develop its reserves will depend upon the interaction of these factors.
Based on industry information, NACoal believes it was one of the ten largest coal producers in the U.S. in 2017 based on total coal tons produced.
Employees
As of December 31, 2017, NACoal had approximately 2,300 employees, including approximately 1,900 employees at the unconsolidated mining operations of which 223 are represented by unions at Bisti. NACoal believes its current labor relations with both union and non-union employees are satisfactory.

Item 1A. RISK FACTORS
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
The loss of, or significant reduction in, purchases by our largest coal customers or the failure of any of our customers to buy and pay for coal they have committed to purchase could adversely affect our business, financial condition, results of operation and cash flows.
For the year ended December 31, 2017, NACoal derived over 70% of consolidated revenue from two customers and over 50% of earnings of unconsolidated mines from two customers. There are inherent risks whenever a significant percentage of total revenues are concentrated with a limited number of customers. Revenues from NACoal's largest customers may fluctuate from time to time based on numerous factors, including market conditions, which may be outside of NACoal's control. If any of NACoal's largest customers experience declining revenues due to market, economic or competitive conditions, it could have an adverse effect on the Company's margins, profitability, cash flows and financial position. In addition, if any customers were to significantly reduce their purchases of coal from us, including by failing to buy and pay for coal they have committed to purchase in sales contracts, NACoal's business, financial condition, results of operations and cash flows could be adversely affected. During 2017, NACoal's unconsolidated Liberty Mine was placed in cessation due to its customer's decision to suspend operations of its coal gasifier and, in February 2018, Liberty Mine was instructed to permanently cease all mining and delivery of lignite and to commence mine reclamation due to its customer's decision not to operate its gasifier. Also during 2017, MLMC's customer experienced a significant number of plant outage days, materially reducing MLMC's profitability and NACoal's consolidated results.
NACoal's unconsolidated mining operations are subject to risks created by changes in customer demand, inflationary adjustments and tax changes.
The contracts with the unconsolidated mining operations’ customers are based on a "management fee" approach, whereby compensation includes reimbursement of all operating costs, plus a fee based on the amount of coal or limerock delivered. The fees earned adjust over time in line with various indices which reflect general U.S. inflation rates.  During the production stage, the unconsolidated mines' customers pay the Company its agreed upon fee only for the coal or limerock delivered to them for consumption or use. As a result, reduced coal or limerock usage by customers for any reason, including, but not limited to, fluctuations in demand due to unanticipated weather conditions, scheduled and unscheduled outages at NACoal's customers' facilities, economic conditions or governmental regulations or comparable policies which may promote dispatch of power generated by renewables, such as wind or solar, could have a material adverse effect on the Company's results of operations. Because of the contractual price formulas for the management fees at these unconsolidated mining operations, the profitability of these operations is also subject to fluctuations in inflationary adjustments (or lack thereof) that can impact the agreed upon management fees and taxes applicable to NACoal's income on those fees. In addition, any unfavorable changes in tax laws for mining companies would have a material adverse effect on the Company. These factors could materially reduce NACoal's profitability.
NACoal’s consolidated mining operations are subject to risks associated with its capital investment, operating and equipment costs, growing use of alternative generation that competes with coal fired generation, changes in customer demand, inflationary adjustments and tax changes.
The profitability of the consolidated mining operations is subject to the risk of loss of investment in these operations, changes in demand from customers, increases in the cost of mining and growing competition from alternative generation that competes with coal-fired generation. At MLMC, the costs of mining operations are not reimbursed by MLMC's customer. As such, increased costs at MLMC or decreased revenues could materially reduce NACoal's profitability. Any long-term reduction in customer demand at MLMC would adversely affect NACoal's operating results and liquidity and could result in significant impairments. In addition, MLMC sells lignite at contractually agreed upon coal prices which are subject to changes in the level of established indices over time. The price of diesel fuel is heavily-weighted among these indices. As such, a substantial decline in diesel prices could materially reduce NACoal's profitability, as the decline in revenue will only be partially offset by the effect of lower diesel prices on production costs.
NACoal's consolidated operations are subject to changes in customer demand for any reason, including, but not limited to, fluctuations in demand due to unanticipated weather conditions, fluctuations in the construction industry that impact demand for aggregates, the emergence of unidentified adverse mining conditions, availability of alternative energy sources such as wind power or natural gas at reduced prices making coal-fueled generation less competitive with wind power or natural gas-fueled generation, regulations or comparable policies which may promote dispatch of power generated by renewables such as wind or solar ahead of coal, planned and unplanned outages at NACoal's customers' facilities, economic conditions, including economic conditions that adversely affect demand for coal and limerock, governmental regulations, inflationary adjustments and tax risks. In addition, any unfavorable changes in tax laws for mining companies would have a material adverse effect on NACoal's profitability.
Mining operations are vulnerable to weather and other conditions that are beyond NACoal's control.
Many conditions beyond NACoal's control can decrease the delivery, and therefore the use, of coal to NACoal's customers. These conditions include weather, adverse mining conditions, availability of alternative fuels such as wind power and natural gas at reduced prices making coal-fueled generation less competitive, unexpected maintenance problems and shortages of replacement parts, which could significantly reduce the Company's profitability.
Government regulations could impose costly requirements on NACoal and its customers.
The coal mining industry and the electric generation industry are subject to extensive regulation by federal, state and local authorities on matters concerning the health and safety of employees, land use, permit and licensing requirements, air and water quality standards, plant and wildlife protection, reclamation and restoration of mining properties after mining, the discharge of GHGs and other materials into the environment, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability. Legislation mandating certain benefits for current and retired coal miners also affects the industry. Mining operations require numerous governmental permits and approvals. NACoal is required to prepare and present to federal, state or local authorities data pertaining to the impact the production and combustion of coal may have upon the environment. The public, including non-governmental organizations, opposition groups and individuals, have statutory rights to comment upon and submit objections to requested permits and approvals and to legally challenge certain permits subsequent to their issuance. Compliance with these requirements is costly and time-consuming and may delay commencement or continuation of development or production. New legislation and/or regulations and orders may materially adversely affect NACoal's mining operations or its cost structure, or its customers. All of these factors could significantly reduce the Company's profitability. See “Item 1. Business — North American Coal — Government Regulation" on page 12 in this Form 10-K for further discussion.
NACoal is subject to burdensome federal and state mining regulations.
Federal and state statutes require NACoal to restore mine property in accordance with specified standards and an approved reclamation plan, and require that NACoal obtain and periodically renew permits for mining operations. Regulations require NACoal to incur the cost of reclaiming current mine disturbance at operations where NACoal holds the mining permit. Although the Company believes that appropriate accruals have been recorded for all expected reclamation and other costs associated with closed mines, future profitability would be adversely affected if accruals for these costs are later determined to be insufficient or if changed conditions, including adverse judicial proceedings or revised assumptions, require a change in these reserves.
The Clean Air Act and Clean Power Plan could reduce the demand for coal.
The process of burning coal can cause many compounds and impurities in the coal to be released into the air, including carbon dioxide, sulfur dioxide, nitrogen oxides, mercury, particulates and other matter. The CAA, CPP and the corresponding state laws that extensively regulate the emissions of materials into the air affect coal mining operations both directly and indirectly. Direct impacts on coal mining operations occur through CAA permitting requirements and/or CPP emission control requirements relating to air contaminants, especially particulate matter. Indirect impacts on coal mining operations occur through regulation of the air emissions of carbon dioxide, sulfur dioxide, nitrogen oxides, mercury, particulate matter and other compounds emitted by coal-fired power plants. The EPA has promulgated or proposed regulations that impose tighter emission restrictions on a number of these compounds, some of which are currently subject to litigation. The general effect of tighter restrictions is to reduce demand for coal. A reduction in coal’s share of the capacity for power generation could have a material adverse effect on the Company’s business, financial condition and results of operations. See “Item 1. Business — North American Coal — Government Regulation" on page 12 in this Form 10-K for further discussion.
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
The Company is highly dependent on the skills, experience and services of its key personnel and the loss of key personnel could have a material adverse effect on its business, operating results and financial condition. Employment and retention of qualified personnel is important to the successful conduct of the Company's business. Therefore, the Company's success also depends upon its ability to recruit, hire, train and retain skilled and experienced management personnel. The Company's inability to hire and retain personnel with the requisite skills could impair its ability to manage and operate its business effectively and could significantly reduce its profitability.
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
The Company relies heavily on information technology systems to operate websites; record and process transactions; respond to customer inquiries; purchase supplies and deliver inventory on a timely basis; and maintain cost-efficient operations. Given the significant number of transactions that are completed annually, it is vital to maintain constant operation of computer hardware and software systems and maintain cyber security. Despite the Company's cyber security efforts, the Company’s information technology systems may be vulnerable from time to time to damage or interruption from computer viruses, power outages, third-party intrusions and other technical malfunctions. If the Company’s systems are damaged, or fail to function properly, NACCO may have to make monetary investments to repair or replace the systems and could endure delays in operations.
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
Any material disruption or slowdown of the Company’s systems, including a disruption or slowdown caused by a security breach or the Company’s failure to successfully upgrade its systems, could cause information, including data related to customers, to be lost. Such a loss could reduce demand and cause the Company’s sales and/or profitability to decline.
Through the Company’s business operations, the Company collects and stores confidential information from its customers and vendors and personal information and other confidential information from its employees. For example, the Company handles, collects and stores information in connection with its customers' businesses and its customers' communications with the Company. Although the Company has taken steps designed to safeguard such information, there can be no assurance that such information will be protected against unauthorized access, use or disclosure. Unauthorized parties may penetrate the Company’s or its vendors’ network security and, if successful, misappropriate such information. Additionally, methods to obtain unauthorized access to confidential information change frequently and may be difficult to detect, which can impact the Company’s ability to respond appropriately. The Company could be subject to liability for failure to comply with privacy and information security laws, for failing to protect personal information or for failing to respond appropriately. Loss, unauthorized access to, or misuse of confidential or personal information could disrupt the Company’s operations, damage the Company’s reputation, and expose the Company to claims from customers, financial institutions, regulators, employees and other persons, any of which could have an adverse effect on the Company’s business, financial condition and results of operations.
The Company may be subject to risk relating to increasing cash requirements of certain employee benefits plans, which may affect its financial position.
Although as of December 31, 2017, the Company's consolidated defined benefit pension plans are frozen and no longer provide for the accrual of future benefits, the expenses recorded for, and cash contributions required to be made to its defined benefit pension plans are dependent on changes in market interest rates and the value of plan assets, which are dependent on actual investment returns. Significant changes in market interest rates, decreases in the value of plan assets or investment losses on plan assets may require the Company to increase the cash contributed to defined benefit pension plans which may affect its financial position.
The Company may become subject to claims under foreign laws and regulations, which may be expensive, time consuming and distracting.
Because Company employees travel for business outside of the United States, the Company is subject to the laws and the court systems of many jurisdictions. The Company may become subject to claims outside the U.S. for violations or alleged violations of laws with respect to past or future foreign operations of NACoal. In addition, these laws may be changed or new laws may be enacted in the future. International litigation is often expensive, time consuming and distracting. As a result, any of these risks could significantly reduce the Company's profitability and its ability to operate its businesses effectively.
Certain members of the Company's extended founding family own a substantial amount of its Class A and Class B common stock and, if they were to act in concert, could control the outcome of director elections and other stockholder votes on significant corporate actions.
The Company has two classes of common stock: Class A common stock and Class B common stock. Holders of Class A common stock are entitled to cast one vote per share and, as of December 31, 2017, accounted for approximately 25 percent of the voting power of the Company. Holders of Class B common stock are entitled to cast ten votes per share and, as of December 31, 2017, accounted for the remaining voting power of the Company. As of December 31, 2017, certain members of the Company's extended founding family held approximately 34 percent of the Company's outstanding Class A common stock and approximately 98 percent of the Company's outstanding Class B common stock. On the basis of this common stock ownership, certain members of the Company's extended founding family could have exercised 82 percent of the Company's total voting power. Although there is no voting agreement among such extended family members, in writing or otherwise, if they were to act in concert, they could control the outcome of director elections and other stockholder votes on significant corporate actions, such as certain amendments to the Company's certificate of incorporation and sales of the Company or substantially all of its assets. Because certain members of the Company's extended founding family could prevent other stockholders from exercising significant influence over significant corporate actions, the Company may be a less attractive takeover target, which could adversely affect the market price of its common stock.

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
A. NACCO
NACCO leases office space in Mayfield Heights, Ohio, a suburb of Cleveland, Ohio, which serves as its corporate headquarters.

B. NACoal

NACoal leases its corporate headquarters office space in Plano, Texas. NACoal’s proven and probable coal reserves and deposits (owned in fee or held under leases, which generally remain in effect until exhaustion of the reserves if mining is in progress) are estimated at approximately 1.9 billion tons (including the unconsolidated mining operations), all of which are lignite coal deposits, except for approximately 66.7 million tons of bituminous coal. Reserves are estimates of quantities of coal, made by NACoal’s geological and engineering staff, which are considered mineable in the future using existing operating methods. Developed reserves are those which have been allocated to mines which are in operation; all other reserves are classified as undeveloped. Information concerning mine type, reserve data and coal quality characteristics for NACoal’s properties are set forth on the table on pages 4 and 5 under “Item 1. Business — North American Coal — Sales, Marketing and Operations.”

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
The following tables set forth as of March 1, 2018 the name, age, current position and principal occupation and employment during the past five years of the Company’s executive officers. Certain executive officers of the Company listed below are also executive officers for NACoal.
EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Current Position	Other Positions

J.C. Butler, Jr.	57	President and Chief Executive Officer of NACCO (from September 2017) and President and Chief Executive Officer of NACoal (from July 2015)
From prior to 2013 to September 2017, Senior Vice President - Finance, Treasurer and Chief Administrative Officer of NACCO. From prior to 2013 to September 2017, Assistant Secretary of HBB and KC. From July 2014 to July 2015, Senior Vice President - Project Development, Administration and Mississippi Operations of NACoal. From prior to 2013 to June 2014, Senior Vice President - Project Development and Administration of NACoal.

Elizabeth I. Loveman	48	Vice President and Controller (from March 2014) and Principal Financial Officer (from June 2014)	From prior to 2013 to March 2014, Director of Financial Reporting of NACCO.

John D. Neumann	42	Vice President, General Counsel and Secretary of NACCO (from prior to 2013), Vice President, General Counsel and Secretary of NACoal (from prior to 2013)	From prior to 2013 to September 2017, Assistant Secretary of HBB and KC.

Miles B. Haberer	51
Associate General Counsel of NACCO (from prior to 2013), Associate General Counsel, Assistant Secretary of NACoal (from prior to 2013) and President, North American Coal Royalty Company (an NACoal subsidiary) (from September 2015)

			From October 2013 to September 2015, Director-Land of NACoal. From prior to 2013 to September 2015, Assistant Secretary of NACCO.

Jesse L. Adkins	35	Associate Counsel (from prior to 2013) and Assistant Secretary of NACCO (from November 2013), Associate Counsel (from prior to 2013) and Assistant Secretary (from May 2013) of NACoal

Sarah E. Fry	42	Associate General Counsel and Assistant Secretary of NACCO (from May 2017), Associate General Counsel and Assistant Secretary of NACoal (from May 2017),
From January 2015 to April 2017, Senior Counsel, Locke Lord (law firm). From March 2014 to December 2014, Partner, Culhane Meadows (law firm). From prior to 2013 to March 2014, Associate, Conner and Winters (law firm).

Thomas A. Maxwell	40	Vice President - Financial Planning and Analysis and Treasurer (from September 2017)
From September 2015 to September 2017, Director of Financial Planning and Analysis and Assistant Treasurer.
From January 2014 to September 2015, Senior Manager, Finance and Assistant Treasurer. From prior to 2013 to January 2014, Manager of Financial Planning and Analysis.

PRINCIPAL OFFICERS OF THE COMPANY’S SUBSIDIARIES
A. NACOAL

Name	Age	Current Position	Other Positions

Eric A. Dale	43	Treasurer and Senior Director, Financial Planning and Analysis, of NACoal (from January 2017)	From prior to 2013 to November 2016, Vice President of Financial Planning and Analysis at Westmoreland Coal Company.

Carroll L. Dewing	61	Vice President - Operations of NACoal (from January 2017)
From prior to 2013 to December 2016, President, The Coteau Properties Company (an NACoal subsidiary).
From July 2014 to December 2016, Vice President - North Dakota, Texas and Florida Operations, Human Resources and External Affairs of NACoal. From October 2013 to July 2014, Director - Northern Operations of NACoal.

LaVern K. Lund	45	Vice President - Business Development (from May 2017)	From prior to 2013 to April 2017, President of Liberty.

John R. Pokorny	62	Controller of NACoal (from prior to 2013)

J. Patrick Sullivan, Jr.	59	Vice President and Chief Financial Officer of NACoal (from May 2013)	From prior to 2013 to May 2013, Controller, Luminant Generation, Mining, Construction and Development of Energy-Future Holdings Corporation.

Harry B. Tipton, III	60	Vice President - Engineering of NACoal (from July 2016)
From July 2015 to June 2016, Vice President - Engineering, and Alabama, Louisiana and Mississippi Operations of NACoal. From July 2014 to June 2015, Vice President - Engineering, and Alabama and Louisiana Operations of NACoal. From October 2013 to June 2014, Vice President - Engineering, and Alabama, Louisiana and Mississippi Operations of NACoal. From prior to 2013 to October 2013, Vice President - Engineering, and Louisiana and Mississippi Operations of NACoal.

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
The high and low sales prices for the Class A common stock and dividends per share for both classes of common stock for each quarter during the past two years are presented in the tables below:

	2017
	Sales Price
	High	Low	Cash Dividend
Fourth quarter (1)	$48.85	$23.80	$0.1650
Third quarter	$92.60	$63.90	$0.2725
Second quarter	$87.40	$63.25	$0.2725
First quarter	$91.65	$62.15	$0.2675

(1)
On September 29, 2017, the Company spun-off HBBHC, a former wholly owned subsidiary. As a result of the spin-off, NACCO stockholders received one share of HBBHC Class A common stock and one share of HBBHC Class B common stock for each share of NACCO Class A or Class B common stock owned on the record date for the spin-off.

	2016
	Sales Price
	High	Low	Cash Dividend
Fourth quarter	$99.55	$66.41	$0.2675
Third quarter	$70.11	$53.51	$0.2675
Second quarter	$61.29	$49.80	$0.2675
First quarter	$58.25	$40.75	$0.2625
At December 31, 2017, there were 707 Class A common stockholders of record and 149 Class B common stockholders of record. See Note 17 to the Consolidated Financial Statements contained elsewhere in this Form 10-K for a discussion of the amount of NACCO's investment in subsidiaries that was restricted at December 31, 2017.
Sales of Unregistered Company Stock
Pursuant to the Non-Employee Directors’ Equity Compensation Plan, a portion of the directors' annual retainer is paid in restricted shares of Class A common stock and directors may elect to receive shares of Class A common stock in lieu of cash for up to 100% of the balance of their annual retainer and any committee chairman's or service fees. In aggregate, the Company issued 4,400 shares of its Class A common stock on January 1, 2017 and April 1, 2017 for payment of the stock portion of the 2017 directors’ annual retainer fee. In aggregate, an additional 921 shares of Class A common stock were issued under voluntary elections on January 1, 2017 and April 1, 2017. The issuances of these unregistered shares qualify as exempt transactions pursuant to Section 4(a)(2) of the Securities Act of 1933. Additional shares issued to non-employee directors' subsequent to April 1, 2017 were registered shares.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities (1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (1)
Month #1 (October 1 to 31, 2017)	—	$—	—	$43,956,174
Month #2 (November 1 to 30, 2017)	—	$—	—	$43,956,174
Month #3 (December 1 to 31, 2017)	—	$—	—	$—
Total	—	$—	—	$—

(1)
The Company's stock repurchase program announced in May 2016 allowed for the purchase of up to $60 million of the Company's Class A Common Stock outstanding through December 31, 2017. In February 2018, the Company established a new stock repurchase program allowing for the purchase of up to $25.0 million of the Company's Class A Common Stock outstanding through December 31, 2019.

Item 6. SELECTED FINANCIAL DATA

	Year Ended December 31
	2017(1)	2016(1)	2015	2014 (1)	2013
	(In thousands, except per share data)
Operating Statement Data:
Revenues	$104,778	$111,081	$147,998	$172,702	$193,651
Earnings of unconsolidated mines	$61,361	$55,238	$48,432	$48,396	$46,429
Operating profit (loss)	$32,814	$(1,659)	$(3,727)	$(94,486)	$31,228

Income (loss) from continuing operations, net of tax	$28,463	$2,956	$2,273	$(56,850)	$26,208
Discontinued operations, net of tax(2)	1,874	26,651	19,711	18,732	18,242
Net income (loss)	$30,337	$29,607	$21,984	$(38,118)	$44,450

Basic earnings (loss) per share:
Continuing operations	$4.17	$0.43	$0.32	$(7.42)	$3.23
Discontinued operations(2)	0.27	3.91	2.82	2.40	2.25
Basic earnings (loss) per share	$4.44	$4.34	$3.14	$(5.02)	$5.48

Diluted earnings (loss) per share:
Continuing operations	$4.14	$0.43	$0.32	$(7.42)	$3.22
Discontinued operations(2)	0.27	3.89	2.81	2.40	2.25
Diluted earnings (loss) per share	$4.41	$4.32	$3.13	$(5.02)	$5.47

(1)
During 2014, NACoal recorded a non-cash, asset impairment charge of $105.1 million for Centennial's long-lived asset group. Centennial ceased active mining operations at the end of 2015. During 2016 and 2017, NACoal recorded additional non-cash impairment charges of $17.4 million and $1.0 million, respectively, related to Centennial's assets. The carrying value of coal land and real estate and the assets held for sale were zero as of December 31, 2017. See Note 9 to the Consolidated Financial Statements for further discussion of the Company's asset impairments.

(2)	On September 29, 2017, the Company spun-off HBBHC, a former wholly owned subsidiary. The results of operations of HBBHC are reflected as discontinued operations in the table above.

	Year Ended December 31
	2017	2016	2015	2014	2013
	(In thousands, except per share data, share amounts and employee data)
Balance Sheet Data at December 31:
Total assets (1)	$389,552	$668,021	$655,408	$770,520	$809,956
Long-term debt	$42,021	$94,295	$110,113	$137,978	$133,984
Stockholders' equity	$219,448	$220,293	$201,138	$211,474	$297,780

Cash Flow Data:
Provided by operating activities (2)	$41,305	$93,935	$108,002	$19,799	$53,065
Used for investing activities (2)	$(15,005)	$(9,817)	$(8,291)	$(74,934)	$(60,734)
Provided by (used for) financing activities (2)	$(2,306)	$(55,710)	$(108,301)	$20,979	$(36,776)

Other Data:
Per share data:
Cash dividends	$0.9775	$1.0650	$1.0450	$1.0225	$1.0000
Market value at December 31 (1)	$37.65	$90.55	$42.20	$59.36	$62.19
Stockholders' equity at December 31	$32.03	$32.50	$29.42	$29.23	$37.83

Actual shares outstanding at December 31 (3)	6.852	6.779	6.837	7.236	7.872
Basic weighted average shares outstanding (3)	6.830	6.818	7.001	7.590	8.105
Diluted weighted average shares outstanding (3)	6.873	6.854	7.022	7.590	8.124
Total employees at December 31(4)	2,300	3,600	3,600	4,000	4,100

(1)	During 2017, the Company spun-off HBBHC, a former wholly-owned subsidiary.

(2)	Includes both continuing operations and discontinued operations for all years presented.

(3)	Share amounts in millions.

(4)	Includes employees from HBBHC from 2013 to 2016, Centennial from 2013 to 2014 and the unconsolidated mining operations for all years presented.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

OVERVIEW
Management's Discussion and Analysis of Financial Condition and Results of Operations include NACCO Industries, Inc. (the "parent company" or “NACCO”) and its wholly owned subsidiaries (collectively, the “Company”). NACCO is the public holding company for The North American Coal Corporation.  The North American Coal Corporation and its affiliated companies (collectively, “NACoal”) operate surface mines that supply coal primarily to power generation companies under long-term contracts, and provide other value-added services to natural resource companies.  In addition, its North American Mining ("NAM") business maintains and operates draglines and other equipment under contracts with sellers of aggregates.
On September 29, 2017, the Company spun-off Hamilton Beach Brands Holding Company ("HBBHC"), a former wholly owned subsidiary. As a result of the spin-off, NACCO stockholders received one share of HBBHC Class A common stock and one share of HBBHC Class B common stock for each share of NACCO Class A or Class B common stock owned on the record date for the spin-off. The financial position, results of operations and cash flows of HBBHC are reflected as discontinued operations for all periods presented through the date of the spin-off.
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
Retirement benefit plans: The Company maintains various defined benefit pension plans that provide benefits based on years of service and average compensation during certain periods. Prior to 2015, the Company amended the Combined Plan to freeze pension benefits for all employees. All eligible employees of the Company, including employees whose pension benefits are frozen, receive retirement benefits under defined contribution retirement plans. The Company's policy is to periodically make contributions to fund the defined benefit pension plans within the range allowed by applicable regulations. The defined benefit pension plan assets consist primarily of publicly traded stocks and government and corporate bonds. There is no guarantee the actual return on the plans’ assets will equal the expected long-term rate of return on plan assets or that the plans will not incur investment losses.
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
Changes to the estimate of any of these factors could result in a material change to the Company's pension obligation causing a related increase or decrease in reported net operating results in the period of change in the estimate. Because the 2017 assumptions are used to calculate 2018 pension expense amounts, a one percentage-point change in the expected long-term rate of return on plan assets would result in a change in pension expense for 2018 of approximately $0.4 million for the plans. A one percentage-point change in the discount rate would result in a change in pension expense for 2018 by approximately $0.1 million. A one percentage-point increase in the discount rate would have lowered the plans’ projected benefit obligation as of the end of 2017 by approximately $4.8 million; while a one percentage-point decrease in the discount rate would have raised the plans’ projected benefit obligation as of the end of 2017 by approximately $5.7 million. See Note 14 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company's retirement benefit plans.
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
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Centennial ceased coal production in the fourth quarter of 2015 and the Company began actively marketing Centennial's mine machinery and equipment. The Company classified these assets as held for sale during the fourth quarter of 2015 when management approved and committed to a formal plan of sale. The coal land and real estate did not meet the held-for-sale criteria and remained within property, plant and equipment as a long-lived asset. As a result of various unfavorable conditions, including but not limited to weakness in the U.S. and global coal markets and certain asset-specific factors, the Company determined the carrying value of Centennial's coal land and real estate were not recoverable. The Company also conducted a review of the carrying value of Centennial's mine machinery and equipment classified as assets held for sale. The Company recognized aggregate impairment charges of $17.4 million and $1.0 million during 2016 and 2017, respectively. The carrying value of coal land and real estate and the assets held for sale were zero as of December 31, 2017. The asset impairment charges were recorded as "Centennial asset impairment charge" in the Consolidated Statements of Operations. See Note 9 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company's asset impairment charges.

Income taxes: The Company will include a portion of HBBHC's U.S. operating results in the consolidated federal income tax return filed by NACCO. The Company's allocation of taxes through the spin-off date will be in accordance with the Tax Allocation Agreement. In general, the Tax Allocation Agreement between the Company and HBBHC provides that federal income taxes are computed by the Company as if it had filed a tax return on a standalone basis.
Tax law requires certain items to be included in the tax return at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses that are not deductible for tax purposes, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities using currently enacted tax rates. The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year, and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or tax returns. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the provision for income taxes in the period that includes the enactment date. Management is required to estimate the timing of the recognition of deferred tax assets and liabilities, make assumptions about the future deductibility of deferred tax assets and assess deferred tax liabilities based on enacted law and tax rates for the appropriate tax jurisdictions to determine the amount of such deferred tax assets and liabilities. Changes in the calculated deferred tax assets and liabilities may occur in certain circumstances, including statutory income tax rate changes, statutory tax law changes, or changes in the structure or tax status.
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
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (“TCJA”), which significantly revises U.S. tax law. The TCJA will positively impact the Company’s ongoing effective tax rate due to the reduction of the U.S. corporate tax rate from 35 percent to 21 percent, effective January 1, 2018.
In addition to the reduction of the U.S. federal corporate tax rate mentioned above, other significant changes to existing tax law include (1) elimination of the alternative minimum tax regime for corporations; (2) limitations on the deductibility of certain executive compensation for publicly traded companies; (3) accelerated expensing of capital investment, subject to phase-out beginning in 2023; (4) a new limitation on deductible interest expense; and (5) changes in utilization of net operating losses generated after December 31, 2017, specifically, elimination of ability to carryback losses against prior years’

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

income, limited to offsetting 80 percent of taxable income in the year of utilization, and may be indefinitely carried forward to future tax years.
Subsequent to the enactment of the TCJA, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides a measurement period of up to one year after the enactment date for companies to finalize the recognition of the income tax effects of the TCJA.
As a result of the TCJA and pursuant to SAB 118, the Company has provisionally recorded a discrete net tax benefit of $3.1 million in the period ending December 31, 2017. This net benefit is attributable to the corporate rate reduction on existing deferred tax assets and liabilities. The Company has also provisionally recorded $0 for sequestration on refundable alternative minimum tax credits, as the Company expects to use the available credits to offset tax liability so that sequestration would not apply. Further, the Company has provisionally recorded $0 for excess executive remuneration expense disallowance of its long-term incentive plan payments in future years, as the covered employee recipients are not expected to exceed the $1 million disallowance threshold. The ultimate impact of TCJA may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions, additional regulatory guidance that may be issued, and the computation of state income taxes as there is uncertainty on conformity to the federal tax system following the TCJA. See Note 13 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company's income taxes.

CONSOLIDATED FINANCIAL SUMMARY

The results of operations for NACCO were as follows for the years ended December 31:

	2017	2016	2015
NACoal operating profit (a) (b)	$39,677	$5,619	$521
NACCO and Other operating loss (a)	(6,863)	(7,278)	(4,248)
Operating profit (loss) (a) (b)	32,814	(1,659)	(3,727)
Interest expense	3,440	4,318	4,962
Income from other unconsolidated affiliates	(1,246)	(1,221)	(2,040)
Closed mine obligations	1,590	(214)	919
Other, net, including interest income (c)	(72)	2,151	(331)
Other expense, net	3,712	5,034	3,510
Income (loss) before income tax provision (benefit)	29,102	(6,693)	(7,237)
Income tax provision (benefit)	639	(9,649)	(9,510)
Income from continuing operations, net of tax	$28,463	$2,956	$2,273
Discontinued operations, net of tax	1,874	26,651	19,711
Net income	$30,337	$29,607	$21,984

Effective income tax rate from continuing operations	2.2%	144.2%	131.4%

(a)
All of NACCO's Revenues are attributable to NACoal. As a result, the Company's results of operations, including Revenues, Operating profit (loss) and Other expense, net, for NACoal and NACCO and Other are discussed below in "Segment Results." Amounts below income (loss) before income tax provision (benefit) are analyzed on a consolidated basis.

(b)
Centennial ceased active mining operations at the end of 2015. During 2017 and 2016, NACoal recorded a non-cash impairment charge of $1.0 million and $17.4 million, respectively, related to Centennial's assets. See Note 9 to the Consolidated Financial Statements for further discussion of the Company's asset impairments.

(c)
During 2016, NACoal reversed an indemnification receivable related to an uncertain tax position that resulted in $2.2 million of other expense. The income tax benefit recognized in 2016 includes the reversal of the $2.3 million uncertain tax position. The uncertain tax position and the indemnification receivable were initially recorded as part of the Centennial acquisition.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Income Taxes

The Company applies the intraperiod tax allocation rules as described in ASC 740-20 “Intraperiod Tax Allocation” to allocate the provision for income taxes between continuing operations and discontinued operations. As a result of the spin-off of HBBHC, the Company used the “with and without” approach to compute total tax income expense (benefit). The Company calculated income tax expense from all financial statement components (continuing operations and discontinued operations), the “with” approach, and compared that to the income tax expense (benefit) attributable to continuing operations, the “without” approach. The difference between the “with” and “without” was allocated to discontinued operations. While intraperiod tax allocations do not change the overall tax provision, the allocation of income tax expense (benefit) between continuing operations and discontinued operations produces results that are not meaningful and not indicative of future expectations.
See Note 13 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company's income taxes.

Liquidity and Capital Resources of NACCO

Financing arrangements are obtained and maintained at the subsidiary level. NACCO has not guaranteed any borrowings of its subsidiaries. The borrowing agreement at NACoal allows for the payment to NACCO of dividends and advances under certain circumstances as described below under "The North American Coal Corporation - Liquidity and Capital Resources - Financing Activities". Dividends (to the extent permitted by NACoal's borrowing agreement) and management fees are the primary sources of cash for NACCO and enable the Company to pay dividends to stockholders.

Capital Structure

NACCO's consolidated capital structure is presented below:

	December 31
	2017	2016	Change
Cash and cash equivalents	$101,600	$69,308	$32,292
Other net tangible assets (1)	153,791	222,983	(69,192)
Intangible assets, net	43,554	45,678	(2,124)
Net assets	298,945	337,969	(39,024)
Total debt	(58,146)	(96,039)	37,893
Closed mine obligations	(21,351)	(21,637)	286
Total equity (1)	$219,448	$220,293	$(845)
Debt to total capitalization - continuing operations	21%	30%	(9)%

(1)
During 2017, the Company spun-off HBBHC, a former wholly-owned subsidiary. The 2016 balance sheet reflects HBBHC as a discontinued operation. As such, other net tangible assets and equity include HBBHC in 2016.

NACCO Industries, Inc. Consolidated Outlook

In 2018, NACCO expects consolidated income before income tax from continuing operations to decrease compared with 2017 and expects an effective income tax rate in the range of 9% - 12%. The effective income tax rate is affected by items such as percentage depletion and the mix of earnings, including losses at entities with higher effective income tax rates.

Income before income tax in 2017 included $4.6 million of gains on sales of assets, mostly realized at Centennial, and $2.8 million of favorable adjustments to Centennial mine reclamation liabilities. Excluding these favorable 2017 items, NACCO expects 2018 income before income tax to increase compared with the prior year primarily as a result of lower operating expenses, improved income at both the consolidated and unconsolidated mining operations and reduced interest expense. These improvements are expected to be partially offset by an anticipated substantial decrease in royalty and other income.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Royalties on oil, gas and coal extracted by third parties are subject to changes in market forces and the activities of third parties, making it difficult to forecast whether recent high levels of income will continue.

At the consolidated mining operations, MLMC's 2018 full-year results are expected to improve over 2017 because customer demand is expected to return to historical levels due to an anticipated reduction in outage days at the customer's power plant. While the total number of power plant outage days for the full year is expected to decline, a majority of the outage days are expected to occur in the second half of 2018. As a result, pre-tax income in the first half of 2018 at MLMC is expected to be comparable to the first half of 2017. Pre-tax income in the second half of 2018 is expected to increase compared with the low income generated in the second-half of 2017. However, if customer demand remains low at MLMC, it could unfavorably affect NACoal's 2018 and future earnings significantly.

Centennial's pre-tax loss in 2018 is expected to be modestly lower than its 2017 pre-tax loss excluding gains on sales of assets of $3.1 million and mine reclamation adjustments. Centennial will continue to evaluate strategies to optimize cash flow, including the continued assessment of a range of strategies for its remaining Alabama mineral reserves, including holding reserves with substantial unmined coal tons for sale or contract mining when conditions permit. Cash expenditures related to mine reclamation will continue until reclamation is complete, or ownership of, or responsibility for, the remaining mines is transferred.

Income from the unconsolidated mining operations is expected to be modestly higher in 2018 due in part to higher fees at Liberty and increases at NAM's unconsolidated limerock mining operations. NAM entered into a contract with a new customer in South Florida during the fourth quarter of 2017 that includes operation of a dragline and an electric rope shovel. NAM added two new contracts in 2017 that are expected to contribute to increases in earnings from the unconsolidated mining operations in 2018.

Bisti, one of NACoal's unconsolidated mining operations, began operation at the Navajo mine on January 1, 2017. The customer's ability to take coal deliveries during the fourth quarter of 2017 was limited as the power plant's owners were installing additional environmental controls. Bisti expects the installation of this equipment to continue to limit the power plant's ability to take coal deliveries in the first half of 2018 as well, resulting in a significant reduction in coal deliveries and income in the first half of 2018 compared with 2017. However, Bisti's full-year 2018 income is expected to be comparable to 2017. Once installation is complete, this plant should enjoy the benefits of an improved environmental profile. Production at Bisti is anticipated to be 5 million to 6 million tons of coal per year when the plant is operating at expected levels, which is currently anticipated to occur in 2019.

On June 28, 2017, Southern Company and its subsidiary, Mississippi Power, suspended operations involving the coal gasifier portion of the Kemper County energy facility. Liberty, an unconsolidated mining operation, was the sole supplier of coal to fuel the gasifier under its contract with Mississippi Power. On February 8, 2018, Mississippi Power instructed Liberty to permanently cease all mining and delivery of lignite and to commence mine reclamation. The terms of the contract specify that Mississippi Power is responsible for all mine closure costs. Under the contract, Liberty is specified as the contractor to complete final mine closure and will receive compensation for these services. The customer’s decision to close the mine does not negatively impact NACCO’s earnings outlook for Liberty during 2018, but it does unfavorably affect NACoal’s long-term earnings potential from this mine.

Cash flow before financing activities is expected to decrease substantially in 2018 compared with 2017. Capital expenditures are expected to be approximately $33 million in 2018 due to planned expenditures at both MLMC and NAM, which includes expenditures for new and replacement equipment and land required for future mining. Capital expenditures can vary significantly in any given year based on the type of asset needed and its relative cost.

While the current regulatory environment for development of new coal projects has improved, continued low natural gas prices and growth in renewable energy sources, such as solar and wind, could unfavorably affect the amount of electricity generation attributable to coal-fired power plants over the longer term. NACoal continues to seek opportunities for new coal mining projects, although future opportunities are likely to be very limited. In addition, NACoal continues to pursue additional non-coal mining opportunities, principally related to its NAM business and elsewhere where it might provide value-added services.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

THE NORTH AMERICAN COAL CORPORATION

NACoal operates surface mines that supply coal primarily to power generation companies under long-term contracts, and provides other value-added services to natural resource companies.  In addition, its NAM business maintains and operates draglines and other equipment under contracts with sellers of aggregates.

Coal is surface mined from NACoal's mines in North Dakota, Texas, Mississippi, Louisiana and on the Navajo Nation in New Mexico. NACoal has the following operating coal mining subsidiaries: Bisti Fuels Company, LLC ("Bisti"), Caddo Creek Resources Company, LLC (“Caddo Creek”), Camino Real Fuels, LLC (“Camino Real”), The Coteau Properties Company (“Coteau”), Coyote Creek Mining Company, LLC (“Coyote Creek”), Demery Resources Company, LLC (“Demery”), The Falkirk Mining Company (“Falkirk”), Mississippi Lignite Mining Company (“MLMC”) and The Sabine Mining Company (“Sabine”). Liberty Fuels Company, LLC ("Liberty") ceased all mining and delivery of lignite in 2017 and will commence mine reclamation in 2018.

All of the operating coal mining subsidiaries other than MLMC are unconsolidated (collectively the "Unconsolidated Mines"). Centennial Natural Resources, LLC ("Centennial"), which ceased coal production at the end of 2015, is also a consolidated entity.

NAM provides value-added services for independently owned limerock quarries and is reimbursed by its customers based on actual costs plus a management fee per unit of limerock delivered. The financial results for NAM are included in the consolidated mining operations or unconsolidated mining operations based on each entity's structure.

NACoal also provides coal handling, processing and drying services for a number of customers. For example, NoDak Energy Services, LLC ("NoDak"), operates and maintains a coal processing facility for a customer's power plant. North American Coal Royalty Company ("NACRC") provides surface and mineral acquisition and lease maintenance services related to the Company's operations.

See “Item 1. Business — A. North American Coal — General" on page 2 in this Form 10-K for further discussion of NACoal's subsidiaries.
FINANCIAL REVIEW
Tons of coal delivered by NACoal’s operating mines were as follows for the years ended December 31 (in millions):

	2017	2016	2015
Coteau	14.7	14.1	14.4
Falkirk	7.2	7.2	8.0
Sabine	3.6	4.2	3.7
Bisti	3.7	—	—
Camino Real	2.4	1.8	0.5
Coyote Creek	2.2	1.5	—
Other	1.0	0.7	0.4
Unconsolidated mines	34.8	29.5	27.0
MLMC	2.4	3.0	3.2
Centennial	—	—	0.4
Consolidated mines	2.4	3.0	3.6
Total tons delivered	37.2	32.5	30.6

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Cubic yards of limerock delivered by NAM were as follows for the years ended December 31 (in millions):

	2017	2016	2015
Unconsolidated operations	2.0	0.3	—
Consolidated operations	28.0	25.8	20.9
Total yards delivered	30.0	26.1	20.9
Total coal reserves were as follows at December 31:

	2017	2016	2015
	(in billions of tons)
Unconsolidated mines	0.9	0.9	1.0
Consolidated mines	1.0	1.0	1.0
Total coal reserves	1.9	1.9	2.0
Operating Results
The results of operations for NACoal were as follows for the years ended December 31:

	2017	2016	2015
Revenue - consolidated mines	$92,008	$104,953	$140,317
Revenue - royalty and other	12,770	6,128	7,681
Total revenues	104,778	111,081	147,998
Cost of sales - consolidated mines	85,657	96,374	156,092
Cost of sales - royalty and other	1,923	2,366	2,722
Total cost of sales	87,580	98,740	158,814
Gross profit (loss)	17,198	12,341	(10,816)
Earnings of unconsolidated mines (a)	61,361	55,238	48,432
Selling, general and administrative expenses	40,393	41,844	36,261
Centennial asset impairment charge	982	17,443	—
Amortization of intangibles	2,123	2,503	2,606
(Gain) loss on sale of assets	(4,616)	170	(1,772)
Operating profit	39,677	5,619	521
Interest expense	3,440	4,317	4,961
Other (income) expense, net, including income from other unconsolidated affiliates	(994)	1,270	(2,099)
Income (loss) before income tax expense (benefit)	$37,231	$32	$(2,341)
(a) See Note 18 for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

2017 Compared with 2016
The following table identifies the components of change in revenues for 2017 compared with 2016:

Revenues
2016	$111,081
Increase (decrease) from:
Consolidated operations, excluding Centennial	(12,406)
Centennial	(539)
Royalty and other	6,642
2017	$104,778

Revenues decreased 5.7% in 2017 compared with 2016 primarily due to a reduction in tons delivered at MLMC because of reduced customer requirements due to power plant outages during 2017. The decrease was partially offset by higher royalty and other revenues and an increase in limerock yards delivered at NAM's consolidated operations.

The following table identifies the components of change in operating profit for 2017 compared with 2016.

Operating Profit
2016	$5,619
Increase (decrease) from:
Centennial asset impairment charge	16,461
Royalty and other	7,075
Earnings of unconsolidated mines	6,123
Net gain on sale of assets, primarily Centennial	4,786
Resolution of a legal matter in Alabama in 2016	3,325
Centennial asset retirement obligation revision	2,403
Centennial mining operations	1,524
Consolidated mining operations, excluding Centennial	(5,619)
Other selling, general and administrative expenses	(2,020)
2017	$39,677

Operating profit increased $34.1 million in 2017 compared with 2016. The increase in operating profit was primarily due to a reduction in asset impairment charges, higher royalty and other income and an increase in earnings of unconsolidated mines, as new mines began or increased production. Other increases in operating profit include an increase in the net gain on sale of assets, primarily due to a $2.3 million gain on the sale of a dragline at Centennial, the absence of expense related to the resolution of a legal matter in Alabama and a revision of estimated cash flows for Centennial's asset retirement obligation. See Note 7 and Note 9 to the Consolidated Financial Statements for further discussion of Centennial's asset retirement obligation and asset impairment charges, respectively.

These increases were partially offset by a decrease in results at the consolidated mining operations primarily due to fewer tons delivered at MLMC because of reduced customer requirements due to power plant outages during 2017, and an increase in employee-related expenses at NAM's consolidated operations. The increase in other selling, general and administrative expenses is due to higher employee-related expenses partially offset by lower lease-related expenses.

In addition to the improvement in operating profit, interest expense decreased $0.9 million primarily due to lower average borrowings under NACoal's revolving credit facility during 2017 compared with 2016. Other (income) expense, including income from other unconsolidated affiliates, had $1.0 million of income during 2017 compared with a $1.3 million expense in 2016. During 2016, NACoal reversed an indemnification receivable related to an uncertain tax position initially recorded as

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

2016 Compared with 2015
The following table identifies the components of change in revenues for 2016 compared with 2015:

Revenues
2015	$147,998
Increase (decrease) from:
Centennial	(33,875)
Royalty and other	(1,553)
Consolidated operations, excluding Centennial	(1,489)
2016	$111,081

Revenues decreased 24.9% in 2016 compared with 2015 primarily due to the cessation of coal production at Centennial at the end of 2015 and a decrease in royalty and other income. Additionally, increased revenues at NAM's consolidated operations from an increase in limerock yards delivered was more than offset by a reduction in revenues at MLMC due to a lower index-based coal sales price and fewer tons delivered during 2016 then in 2015.
The following table identifies the components of change in operating profit for 2016 compared with 2015.

Operating Profit
2015	$521
Increase (decrease) from:
Centennial mining operations	22,362
Centennial asset retirement obligation charge in 2015	7,526
Earnings of unconsolidated mines	6,806
Centennial asset impairment charge in 2016	(17,443)
Consolidated mining operations, excluding Centennial	(4,760)
Resolution of a legal matter in Alabama in 2016	(3,325)
Other selling, general and administrative expenses	(2,930)
Net loss on sale of assets, primarily Centennial	(1,942)
Royalty and other	(1,196)
2016	$5,619

NACoal reported operating profit of $5.6 million in 2016 compared with operating profit of $0.5 million in 2015. Operating profit was favorably impacted by the cessation of coal production at Centennial at the end of 2015, which resulted in substantially lower operating costs to conduct the remaining day-to-day operations and the absence of a charge related to an increase in Centennial's asset retirement obligation. An increase in earnings of unconsolidated mines, as newer mines began or increased production, also contributed to the increase in operating profit.

These items were partially offset by an asset impairment charge at Centennial, a decrease in operating profit at the other consolidated mining operations, expense related to the resolution of a legal matter in Alabama and an increase in other selling, general and administrative expenses due to increased lease-related expenses. See Note 9 to the Consolidated Financial Statements for further discussion of Centennial's asset impairment charges. At the other consolidated mining operations, operating results at MLMC were lower during 2016 compared with 2015 due to a lower index-based coal sales price and fewer tons delivered. The decline at MLMC was partially offset by an increase in limerock yards delivered at NAM's consolidated operations during 2016 compared with 2015.

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
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following tables detail the change in cash flow for the years ended December 31:

	2017	2016	Change
Operating activities:
Net income	$38,275	$8,244	$30,031
Depreciation, depletion and amortization	12,444	12,682	(238)
Deferred income taxes	(2,790)	16,842	(19,632)
(Gain) loss on sale of assets	(4,616)	170	(4,786)
Centennial asset impairment charge	982	17,443	(16,461)
Other	15,549	(838)	16,387
Working capital changes	(11,208)	(19,603)	8,395
Net cash provided by operating activities	48,636	34,940	13,696

Investing activities:
Expenditures for property, plant and equipment	(15,692)	(10,109)	(5,583)
Proceeds from the sale of assets	3,122	7,983	(4,861)
Other	1,008	(1,790)	2,798
Net cash used for investing activities	(11,562)	(3,916)	(7,646)

Cash flow before financing activities	$37,074	$31,024	$6,050

The $13.7 million increase in net cash provided by operating activities was primarily the result of an increase in net income and the change in other, partially offset by the changes in deferred income taxes and Centennial asset impairment charge. The change in other is primarily attributable to a decrease in investment in unconsolidated subsidiaries as a result of changes in deferred taxes and net intercompany accounts receivable/payable. The change in working capital also contributed to the increase in net cash provided by operating activities primarily due to changes in accrued payroll and consolidated net intercompany accounts receivable/payable, partially offset by the change in inventory. In 2016, both accrued payroll and inventory had large decreases compared with increases in 2017.

The increase in net cash cash used for investing activities was primarily attributable to an increase in expenditures for property, plant and equipment in 2017 compared with 2016 as well as a reduction in proceeds from the sale of assets in 2017. In 2017, capital expenditures were mainly for the purchase of equipment at NAM and surface and coal interests at NACRC.

	2017	2016	Change
Financing activities:
Net reductions to long-term debt and revolving credit agreements	$(36,047)	$(22,564)	$(13,483)
Cash dividends paid to NACCO	(4,000)	(10,200)	6,200
Other	(1,324)	—	(1,324)
Net cash used for financing activities	$(41,371)	$(32,764)	$(8,607)

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The change in net cash used for financing activities was primarily due to an increase in repayments made on NACoal's revolver in 2017 compared with 2016, partially offset by a decrease in cash dividend paid to NACCO during 2017.

Financing Activities
NACoal has an unsecured revolving line of credit of up to $150.0 million (the “NACoal Facility”) that expires in August 2022. Borrowings outstanding under the NACoal Facility were $50.0 million at December 31, 2017. At December 31, 2017, the excess availability under the NACoal Facility was $98.6 million, which reflects a reduction for outstanding letters of credit of $1.4 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon NACoal achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective December 31, 2017, for base rate and LIBOR loans were 1.00% and 2.00%, respectively. The NACoal Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.35% on the unused commitment at December 31, 2017. The weighted average interest rate applicable to the NACoal Facility at December 31, 2017 was 3.39% including the floating rate margin and the effect of the interest rate swap agreement.

The NACoal Facility contains restrictive covenants, which require, among other things, NACoal to maintain a maximum debt to EBITDA ratio of 3.00 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The NACoal Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 2.00 to 1.00, or if greater than 2.00 to 1.00, a Fixed Charge Coverage Ratio of 1.10 to 1.00, in conjunction with maintaining unused availability thresholds of borrowing capacity, as defined in the NACoal Facility, of $15.0 million. At December 31, 2017, NACoal was in compliance with all financial covenants in the NACoal Facility.

NACoal believes funds available from cash on hand at the Company, the NACoal Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the NACoal Facility.
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of NACoal as of December 31, 2017:

	Payments Due by Period
Contractual Obligations	Total	2018	2019	2020	2021	2022	Thereafter
NACoal Facility	$50,000	$15,000	$—	$—	$—	$35,000	$—
Variable interest payments on NACoal Facility	6,254	1,529	1,260	1,260	1,260	945	—
Other debt	9,496	567	567	567	567	567	6,661
Other interest	140	30	30	30	30	20	—
Capital lease obligations, including principal and interest	1,396	938	437	21	—	—	—
Operating leases	10,790	3,080	1,847	1,650	1,383	780	2,050
Purchase and other obligations	29,242	29,242	—	—	—	—	—
Total contractual cash obligations	$107,318	$50,386	$4,141	$3,528	$3,240	$37,312	$8,711
Not included in the table above, NACoal has a long-term liability of approximately $0.7 million for unrecognized tax benefits, including interest and penalties, as of December 31, 2017. At this time, the Company is unable to make a reasonable estimate of the timing of payments due to, among other factors, the uncertainty of the timing and outcome of its tax audits.
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
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NACoal’s variable interest payments are calculated based upon NACoal’s anticipated payment schedule and the December 31, 2017 base rate and applicable margins, as defined in the NACoal Facility. A 1/8% increase in the base rate would increase NACoal’s estimated total annual interest payments on the NACoal Facility by approximately $0.1 million.
The purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll and incentive compensation.
Pension and postretirement funding can vary significantly each year due to plan amendments, changes in the market value of plan assets, legislation and the Company’s decisions to contribute above the minimum regulatory funding requirements. As a result, pension and postretirement funding has not been included in the table above. NACoal does not expect to contribute to its pension plan in 2018. NACoal maintains one supplemental retirement plan that pays monthly benefits to participants directly out of corporate funds and expects to pay benefits of approximately $0.7 million in 2018 and approximately $0.5 million per year from 2019 through 2027. Benefit payments beyond that time cannot currently be estimated. All other pension benefit payments are made from assets of the pension plan. NACoal also expects to make payments related to its other postretirement plans of approximately $0.3 million per year from 2018 through 2027. Benefit payments beyond that time cannot currently be estimated.
NACoal has a long-term liability of $21.7 million, primarily for asset retirement obligations, that is not included in the table above due to the uncertainty of the timing of payments to settle this liability.

NACoal is a party to certain guarantees related to Coyote Creek that are not included in the table above as the Company believes that the likelihood of NACoal’s future performance under the guarantees is remote, and no amounts related to these guarantees have been recorded. See Note 18 to the Consolidated Financial Statements for further discussion of the Company's guarantees.
Off Balance Sheet Arrangements
NACoal has not entered into any off balance sheet financing arrangements, other than operating leases, which are disclosed in the contractual obligations table above.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Capital Expenditures
Following is a table which summarizes actual and planned capital expenditures (in millions):

	Planned	Actual	Actual
	2018	2017	2016
NACoal	$33.4	$15.7	$10.1
Planned expenditures for 2018 include mine machinery and equipment and land at MLMC and draglines and mine machinery and equipment at NAM. These expenditures are expected to be funded from internally generated funds and bank borrowings. Capital expenditures for 2017 and 2016 are discussed above under "The North American Coal Corporation - Liquidity and Capital Resources - Cash Flows. "
Capital Structure
NACoal’s capital structure is presented below:

	December 31
	2017	2016	Change
Cash and cash equivalents	$6,681	$10,978	$(4,297)
Other net tangible assets	149,085	145,028	4,057
Intangible assets, net	43,554	45,678	(2,124)
Net assets	199,320	201,684	(2,364)
Total debt	(58,146)	(96,039)	37,893
Total equity	$141,174	$105,645	$35,529
Debt to total capitalization	29%	48%	(19)%
The decrease in net assets was the result of the change in cash and cash equivalents, primarily due to a significant reduction in borrowings on NACoal's revolving credit facility during 2017, and the amortization of intangible assets during 2017. These decreases were partially offset by an increase in other net tangible assets, primarily due to increases in accounts receivable and property, plant and equipment, changes in deferred taxes and a decrease in other current liabilities. Accounts receivable increased as more limerock yards were delivered at NAM's consolidated operations during 2017.  Property, plant and equipment increased due to capital expenditures for the purchase of equipment at NAM and land at NACRC. Other current liabilities decreased in 2017 due the the payment of $3.3 million related to the resolution of a legal matter. These increases in other net tangible assets were partially offset by a decrease in the investment in unconsolidated subsidiaries due to changes in deferred taxes and intercompany accounts receivable/payable.
Total equity increased due to NACoal's 2017 net income, a decrease in dividends paid to NACCO during 2017 and a $1.2 million decrease in accumulated other comprehensive loss, partially offset by $4.0 million of dividends paid to NACCO during 2017.

NACCO AND OTHER
NACCO and Other includes the parent company operations and Bellaire Corporation ("Bellaire"), a non-operating subsidiary of NACCO. Although Bellaire’s operations are immaterial, it has long-term liabilities related to closed mines, primarily from former Eastern U.S. underground coal mining activities.
FINANCIAL REVIEW
Operating Results
The results of operations at NACCO and Other were as follows for the years ended December 31:

	2017	2016	2015
Revenues	$—	$—	$—
Operating loss	$(6,863)	$(7,278)	$(4,248)
Other expense (income), including closed mine obligations	$1,285	$(535)	$649
Loss before income tax expense (benefit)	$(8,129)	$(6,725)	$(4,896)

2017 Compared with 2016

NACCO and Other recognized a decreased operating loss in 2017 compared with 2016 due primarily to lower employee-related expenses in 2017.

NACCO and Other recognized other expense in 2017 compared with other income in 2016 primarily due to revisions of estimated long-term Bellaire mine reclamation expenses.

2016 Compared with 2015

NACCO and Other recognized an increased operating loss in 2016 compared with 2015. The increase in the operating loss was primarily due to higher employee-related expenses in 2016 partially offset by higher management fees charged to the subsidiaries.

NACCO and Other recognized other income in 2016 compared with other expense in 2015 primarily due to revisions of estimated long-term Bellaire mine reclamation expenses.

Management Fees

The management fees charged to NACoal represent an allocation of corporate overhead of the parent company. The Company believes the allocation method is reasonable.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Following are the parent company management fees included in NACoal’s selling, general and administrative expenses for the years ended December 31:

	2017	2016	2015
NACoal	$5,772	$7,360	$5,328
In addition, prior to the spin-off of HBBHC, NACCO received management fees from HBBHC of $3.1 million, $4.1 million and $3.9 million for the years ended, 2017, 2016 and 2015, respectively.

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
LIQUIDITY AND CAPITAL RESOURCES
NACCO has not guaranteed any borrowings of its subsidiaries. The borrowing agreements at NACoal allow for the payment to NACCO of dividends and advances under certain circumstances. Dividends (to the extent permitted by its subsidiaries’ borrowing agreements), advances and management fees from its subsidiaries are the primary sources of cash for NACCO.
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
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of NACCO and Other as of December 31, 2017:

	Payments Due by Period
Contractual Obligations	Total	2018	2019	2020	2021	2022	Thereafter
Operating leases	$1,674	$279	$279	$279	$279	$279	$279
Purchase and other obligations	9,123	9,123	—	—	—	—	—
Total contractual cash obligations	$10,797	$9,402	$279	$279	$279	$279	$279
Not included in the table above, NACCO has a long-term liability of approximately $0.2 million for unrecognized tax benefits, including interest and penalties, as of December 31, 2017. Pension and postretirement funding can vary significantly each year due to plan amendments, changes in the market value of plan assets, legislation and the Company’s funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension and postretirement funding has not been included in the table above. NACCO does not expect to contribute to its pension plan during 2018. NACCO and Other maintains one supplemental retirement plan that pays monthly benefits to participants directly out of corporate funds. Annual benefit payments are expected to be less than $0.1 million per year over the next ten years. Benefit payments beyond that time cannot currently be estimated. All other pension benefit payments are made from assets of the pension plan.
The purchase and other obligations are primarily for accounts payable, open purchase orders, accrued payroll and incentive compensation.
NACCO and Other has a long-term liability of $18.4 million, primarily for asset retirement obligations, that is not included in the table above due to the uncertainty of the timing of payments to settle these liabilities.

Also not included in the table above, NACCO's Board of Directors approved the termination of certain nonqualified deferred compensation plans on February 14, 2018. As a result, NACCO will distribute the December 31, 2017 account balance of $13.0 million between February 2019 and February 2020.

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
ENVIRONMENTAL MATTERS
NACoal and Bellaire are affected by the regulations of numerous agencies, particularly the Federal Office of Surface Mining, the U.S. Environmental Protection Agency, the U.S. Army Corps of Engineers and associated state regulatory authorities. In addition, NACoal and Bellaire closely monitor proposed legislation and regulation concerning SMCRA, CAA, CPP, CWA, RCRA, CERCLA and other regulatory actions.
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

RECENTLY ISSUED ACCOUNTING STANDARDS

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
The Company adopted the new revenue guidance effective January 1, 2018 using the modified retrospective method with the cumulative effect of initially applying the standard recognized as an adjustment to equity. The Company developed a project plan with respect to its implementation of this standard, including identification of revenue streams and review of contracts and procedures currently in place. The Company completed its review of customer contracts at its NACoal subsidiary, including the contracts for the Company’s Unconsolidated Mines.  While the revenue of the Unconsolidated Mines is not consolidated within the Company’s financial statements, any change in the amount or timing of revenue recognition at the Unconsolidated Mines could have an impact on the company’s recognition of earnings from the unconsolidated mines. During the fourth quarter of 2017, the Company completed its evaluation of ASC 606, including identifying and implementing changes to processes and controls to meet the standard's updated reporting and disclosure requirements, including the calculation of the cumulative effect of adopting ASC 606. There were no significant changes to accounting systems or controls upon adoption of ASC 606.
The Company assessed the goods and services promised in its contracts with customers and identified a performance obligation for each promised good or service that is distinct. Each mine has a contract with its respective customer that represents a contract under ASC 606. For its consolidated entities, NACoal’s performance obligations vary by contract and consist of the following:
At MLMC, each MMBtu delivered during the production period is considered a separate performance obligation. Revenue is recognized at the point in time that control of each MMBtus of lignite transfers to the customer. Fluctuations in revenue from period to period generally result from changes in customer demand.
At NAM entities, the management service to oversee the operation and maintenance of the draglines and other mining equipment and delivery of limerock is the performance obligation, which is accounted for as a series. As each month of service is completed, revenue is recognized for the amount of actual costs incurred, plus the management fee and the general and administrative fee (as applicable). Fluctuations in revenue from period to period result from changes in customer demand and variances in reimbursable costs primarily associated with production levels on individual contracts.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NACoal enters into royalty contracts which grant the lessee the right to explore, develop, produce and sell the minerals controlled by the Company. These arrangements result in the transfer of mineral rights to the lessee for a period of time to permit access for purposes of exploration, development, and production. The mineral rights revert back to NACoal at the expiration of the contracts.
Under these royalty contracts, NACoal’s grant to the lessee of rights to minerals is the performance obligation. The performance obligation under these contracts represents a series of distinct goods or services whereby each day of access that is provided is distinct. The transaction price consists of a variable sales based royalty and in certain arrangements a fixed component in the form of an up-front lease bonus payment. As the amount of consideration the Company will ultimately be entitled to is entirely susceptible to factors outside its control, the entire amount of variable consideration is constrained at contract inception. The fixed portion of the transaction price will be recognized over the initial term of the contract which is generally five years.
The adoption of ASC 606 will result in the establishment of a $2.6 million contract liability and a $2.1 million cumulative effect adjustment to beginning retained earnings (net of tax of $0.5 million) as of January 1, 2018 to reflect the impact of changing the accounting for lease bonus payments received under certain royalty contracts. The Company does not expect any other changes to the timing of revenue recognition under ASC 606. The adoption of this guidance will result in increased disclosures to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which modifies how entities measure equity investments and present changes in the fair value of financial liabilities; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; changes presentation and disclosure requirements; and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this guidance will not have a material effect on the Company’s financial position, results of operations, cash flows and related disclosures.

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

FORWARD-LOOKING STATEMENTS
The statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) changes in tax laws or regulatory requirements, including changes in mining or power plant emission regulations and health, safety or environmental legislation, (2) changes in costs related to geological conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (3) regulatory actions, changes in mining permit requirements or delays in obtaining mining permits that could affect deliveries to customers, (4) weather conditions, extended power plant outages, liquidity events or other events that would change the level of customers' coal or limerock requirements, (5) weather or equipment problems that could affect deliveries to customers, (6) changes in the power industry that would affect demand for NACoal's reserves, (7) changes in the costs to reclaim NACoal mining areas, (8) costs to pursue and develop new mining and value-added service opportunities, (9) changes to or termination of a long-term mining contract, or a customer default under a contract, (10) delays or reductions in coal deliveries at NACoal's mines, (11) increased competition, including consolidation within the industry, and (12) the possibility that the impact of the U.S. Tax Cuts and Jobs Act could be less favorable than current estimates.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
The Company's subsidiary NACoal has entered into certain financing arrangements that require interest payments based on floating interest rates. As such, the Company's financial results are subject to changes in the market rate of interest. There is an inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. To reduce the exposure to changes in the market rate of interest, NACoal has entered into interest rate swap agreements for its floating rate financing arrangements. The Company does not enter into interest rate swap agreements for trading purposes. Terms of the interest rate swap agreements require the subsidiaries to receive a variable interest rate and pay a fixed interest rate. See Note 2 to the Consolidated Financial Statements in this Form10-K.
For purposes of risk analysis, the Company uses sensitivity analysis to measure the potential loss in fair value of financial instruments sensitive to changes in interest rates. The Company assumes that a loss in fair value is an increase to its liabilities. The fair value of the Company's interest rate swap agreements was a receivable of less than $0.1 million at December 31, 2017. A hypothetical 10% decrease in interest rates would cause an increase of less than $0.1 million in the fair value of interest rate swap agreements and the resulting fair value would be a receivable of less than $0.1 million.
COMMODITY PRICE RISK
The Company uses certain commodities, including steel and diesel fuel, in the normal course of its mining processes. As such, the cost of operations is subject to variability as the market for these commodities changes. The Company monitors this risk and utilizes forward purchase contracts to manage a portion of NACoal's exposure related to diesel fuel volatility. There have been no material changes in the Company's commodity price risk during 2017.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is set forth in the Financial Statements and Supplementary Data contained in Part IV of this Form 10-K and is hereby incorporated herein by reference to such information.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure for the three-year period ended December 31, 2017.

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
Management's report on internal control over financial reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation under the framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2017. The Company's effectiveness of internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 15 of this Form 10-K and incorporated herein by reference.
Changes in internal control: There have been no changes in the Company's internal control over financial reporting, that occurred during the fourth quarter of 2017, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. OTHER INFORMATION
None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to Directors of the Company will be set forth in the 2018 Proxy Statement under the subheadings “Part III — Proposals To Be Voted On At The 2018 Annual Meeting — Proposal 1 — Election of Directors — Director Nominee Information,” which information is incorporated herein by reference.
Information with respect to the audit review committee and the audit review committee financial expert will be set forth in the 2018 Proxy Statement under the subheading “Part I — Corporate Governance Information — Directors' Meetings and Committees,” which information is incorporated herein by reference.
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Company's Directors, executive officers and holders of more than ten percent of the Company's equity securities will be set forth in the 2018 Proxy Statement under the subheading “Part IV — Other Important Information — Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.
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

Item 11. EXECUTIVE COMPENSATION
Information with respect to executive compensation will be set forth in the 2018 Proxy Statement under the headings “Part II — Executive Compensation Information” and “Part III — Proposals To Be Voted On At The 2018 Annual Meeting — Proposal 1 — Election of Directors — Director Compensation,” which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2018 Proxy Statement under the subheading “ Part IV — Other Important Information — Beneficial Ownership of Class A Common and Class B Common,” which information is incorporated herein by reference.
Information with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance will be set forth in the 2018 Proxy Statement under the subheading “Part IV — Other Important Information — Equity Compensation Plan Information," which information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to certain relationships and related transactions will be set forth in the 2018 Proxy Statement under the subheadings “Part I — Corporate Governance Information — Review and Approval of Related Person Transactions,” which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services will be set forth in the 2018 Proxy Statement under the heading “Part III — Proposals To Be Voted On At The 2018 Annual Meeting — Proposal 6 — Ratification of the Appointment of Ernst & Young LLP as the Company's Independent Registered Public Accounting Firm for 2018,” which information is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) and (2) The response to Item 15(a)(1) and (2) is set forth beginning at page F-1 of this Form 10-K.
(b) Financial Statement Schedules — The response to Item 15(c) is set forth beginning at page F-36 of this Form 10-K.
(c) Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Exhibit Description
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

4.4
Amended and Restated Stockholders' Agreement, dated as of September 29, 2017, among NACCO Industries, Inc., the other signatories thereto and NACCO Industries, Inc., as depository, is incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed by the Company on October 5, 2017, Commission File Number 1-9172.

Exhibit Number	Exhibit Description
(10) Material contracts
10.1*
NACCO Industries, Inc. Supplemental Executive Long-Term Incentive Bonus Plan (Amended and Restated March 1, 2012) is incorporated herein by reference to Appendix B to NACCO's Definitive Proxy Statement, filed by NACCO on March 16, 2012, Commission File Number 1-9172.

10.2*
NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan (Amended and Restated March 1, 2012) is incorporated herein by reference to Appendix A to NACCO's Definitive Proxy Statement, filed by the Company on March 16, 2012, Commission File Number 1-9172.

10.3*
NACCO Industries, Inc. Non-Employee Directors' Equity Compensation Plan (Amended and Restated May 11, 2011) is incorporated herein by reference to Appendix A to NACCO's Definitive Proxy Statement, filed by the Company on March 18, 2011, Commission File Number 1-9172.

10.4*
NACCO Industries, Inc. Executive Excess Retirement Plan (Effective as of September 28, 2012) is incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed by the Company on September 17, 2012, Commission File Number 1-9172.

10.5*
Amendment No. 1 to NACCO Industries, Inc. Executive Excess Retirement Plan (Effective as of September 28, 2012) is incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed by the Company on September 20, 2017, Commission File Number I-9172.

10.6*
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

10.8*
Form of Cashless Exercise Award Agreement for the NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed by the Company on August 1, 2017, Commission File Number 1-9172.

10.9*
Form of Non-Cashless Exercise Award Agreement for the NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed by the Company on August 1, 2017, Commission File Number 1-9172.

10.10
Separation Agreement, dated as of September 29, 2017, between NACCO Industries, Inc. and Hamilton Beach Brands Holding Company, is incorporated by reference to Exhibit 10.1 of Hamilton Beach Brands Holding Company's Current Report on Form 8-K, filed on October 4, 2017, Commission File Number 1-9172.

10.11
Tax Allocation Agreement, dated as of September 29, 2017, between NACCO Industries, Inc. and Hamilton Beach Brands Holding Company, is incorporated by reference to Exhibit 10.3 of Hamilton Beach Brands Holding Company's Current Report on Form 8-K, filed on October 4, 2017, Commission File Number 1-9172.

10.12
Consulting Agreement, dated as of September 29, 2017, between NACCO Industries, Inc. and Alfred M. Rankin, Jr., is incorporated by reference to Exhibit 10.5 of NACCO Industries, Inc.'s Current Report on Form 8-K, filed on October 5, 2017, Commission File Number 1-9172.

10.13
Transfer Restriction Agreement, dated as of September 29, 2017, by and among the Issuer, NACCO and the signatories thereto, is incorporated by reference to Exhibit 2 of Hamilton Beach Brands Holding Company's General statement of acquisition of beneficial ownership on Form SC 13D, filed on October 6, 2017, Commission File Number 1-9172.

Exhibit Number	Exhibit Description
10.14
Transition Services Agreement, dated as of September 29, 2017, between NACCO Industries, Inc. and Hamilton Beach Brands Holding Company, is incorporated by reference to Exhibit 10.2 of Hamilton Beach Brands Holding Company's Current Report on Form 8-K, filed on October 4, 2017, Commission File Number 1-9172.

10.15*
NACCO Industries, Inc. Annual Incentive Compensation Plan (Effective as of September 28, 2012) is incorporated herin by reference to Appendix A to NACCO's Definitive Proxy Statement, filed by the Company on March 22, 2013, Commission File Number 1-9172.

10.16*
The Retirement Benefit Plan for Alfred M. Rankin, Jr. (Amended and Restated Effective as of January 1, 2014) is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 8-K, filed by the Company on February 14, 2014, Commission File Number 1-9172.

10.17*
NACCO Industries, Inc. Unfunded Benefit Plan (Amended and Restated Effective as of January 1, 2014) is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 8-K, filed by the Company on February 14, 2014, Commission File Number 1-9172.

10.18*
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

10.20*
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

10.22*
Amendment No. 2 to The North American Coal Corporation Supplemental Retirement Benefit Plan (Amended and Restated as of January 1, 2008) is incorporated herein by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, Commission File Number 1-9172.

10.23
Coteau Lignite Sales Agreement by and between The Coteau Properties Company and Dakota Coal Company, dated as of January 1, 1990, is incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.+

10.24
First Amendment to Coteau Lignite Sales Agreement by and between The Coteau Properties Company and Dakota Coal Company, dated as of June 1, 1994, is incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.+

10.25
Second Amendment to Coteau Lignite Sales Agreement by and between The Coteau Properties Company and Dakota Coal Company, dated as of January 1, 1997, is incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.+

10.26
Option and Put Agreement by and among The North American Coal Corporation, Dakota Coal Company and the State of North Dakota, dated as of January 1, 1990, is incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.

10.27
First Amendment to the Option and Put Agreement by and among The North American Coal Corporation, Dakota Coal Company and the State of North Dakota, dated as of June 1, 1994, is incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.

10.28
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

Exhibit Number	Exhibit Description
10.30
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

10.32
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

10.35
Restatement of Option Agreement by and among The Falkirk Mining Company, Cooperative Power Association, United Power Association, and the State of North Dakota, dated as of January 1, 1997, is incorporated herein by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.

10.36
Third Restatement of Lignite Mining Agreement by and between The Sabine Mining Company and Southwestern Electric Power Company, dated as of January 1, 2008, is incorporated herein by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.+

10.37
Amendment No. 1 to Third Restatement of Lignite Mining Agreement by and between The Sabine Mining Company and Southwestern Electric Power Company, dated as of October 18, 2013 is incorporated herein by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, Commission File Number 1-9172.

10.38
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

10.41
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

Exhibit Number	Exhibit Description
10.44
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

10.45
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

10.46*
Amendment No. 3 to The North American Coal Corporation Supplemental Retirement Benefit Plan (Amended and Restated as of January 1, 2008) is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed by the Company on October 30, 2013, Commission File Number 1-9172.

10.47*
Amendment No. 4 to The North American Coal Corporation Supplemental Retirement Benefit Plan (Amended and Restated as of January 1, 2008) is incorporated herein by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, Commission File Number 1-9172.

10.48*
Amendment No. 5 to The North American Coal Corporation Supplemental Retirement Benefit Plan (Amended and Restated as of January 1, 2008) is incorporated herein by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, Commission File Number I-9172.

10.49*
Amendment No. 6 to The North American Coal Corporation Supplemental Retirement Benefit Plan (Amended and Restated as of January 1, 2008) is incorporated herein by reference to Exhibit 10.52 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, Commission File Number I-9172.

10.50
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

10.51
The North American Coal Corporation Excess Retirement Plan (Amended and Restated Effective January 1, 2016) is incorporated herein by reference to Exhibit 10.60 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, Commission File Number 1-9172.

10.52
Amended and Restated Credit Agreement by and among The North American Coal Corporation and the Lenders party thereto and KeyBank National Association as Syndication Agent, PNC Bank National Association as Administrative Agent and KeyBanc Capital Markets Inc. and PNC Capital Markets LLC as Joint Lead Arrangers and Joint Bookrunners, dated as of August 11, 2017 is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on August 15, 2017, Commission File Number 1-9172.

(21) Subsidiaries. A list of the subsidiaries of the Company is attached hereto as Exhibit 21.
(23) Consents of experts and counsel.

23.1	Consents of experts and counsel.
(24) Powers of Attorney.

24.1	A copy of a power of attorney for John P. Jumper is attached hereto as Exhibit 24.1.
24.2	A copy of a power of attorney for Dennis W. LaBarre is attached hereto as Exhibit 24.2.
24.3	A copy of a power of attorney for Michael S. Miller is attached hereto as Exhibit 24.3.
24.4	A copy of a power of attorney for Richard de J. Osborne is attached hereto as Exhibit 24.4.
24.5	A copy of a power of attorney for Britton T. Taplin is attached hereto as Exhibit 24.5.
24.6	A copy of a power of attorney for David B.H. Williams is attached hereto as Exhibit 24.6.
24.7	A copy of a power of attorney for John S. Dalrymple is attached hereto as Exhibit 24.7.
24.8	A copy of a power of attorney for Timothy K. Light is attached hereto as Exhibit 24.8.
24.9	A copy of a power of attorney for Alfred M. Rankin, Jr. is attached hereto as Exhibit 24.9.
24.10	A copy of a power of attorney for Matthew M. Rankin is attached hereto as Exhibit 24.10.

(31) Rule 13a-14(a)/15d-14(a) Certifications.

31(i)(1)	Certification of J.C. Butler, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31(i)(1).
31(i)(2)	Certification of Elizabeth I. Loveman pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31(i)(2).
(32)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by J.C. Butler, Jr. and Elizabeth I. Loveman.
(95)	Mine Safety Disclosure Exhibit is attached hereto as Exhibit 95.
(99)
Other exhibits not otherwise required to be filed. Audited Combined Financial Statements for The Unconsolidated Mines of the North American Coal Corporation, dated December 31, 2017, 2016 and 2015 with Report of Independent Auditors is attached hereto as Exhibit 99.**

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

March 7, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ J.C. Butler, Jr.	President and Chief Executive Officer (principal executive officer)	March 7, 2018
J.C. Butler, Jr.

/s/ Elizabeth I. Loveman	Vice President and Controller (principal financial and accounting officer)	March 7, 2018
Elizabeth I. Loveman

*John S. Dalrymple	Director	March 7, 2018
John S. Dalrymple

* John P. Jumper	Director	March 7, 2018
John P. Jumper

*Timothy K. Light	Director	March 7, 2018
Timothy K. Light

* Dennis W. LaBarre	Director	March 7, 2018
Dennis W. LaBarre

* Michael S. Miller	Director	March 7, 2018
Michael S. Miller

* Richard de J. Osborne	Director	March 7, 2018
Richard de J. Osborne

* Alfred M. Rankin, Jr.	Director	March 7, 2018
Alfred M. Rankin, Jr.

* Matthew M. Rankin	Director	March 7, 2018
Matthew M. Rankin

* Britton T. Taplin	Director	March 7, 2018
Britton T. Taplin

* David B. H. Williams	Director	March 7, 2018
David B. H. Williams

* Elizabeth I. Loveman, by signing her name hereto, does hereby sign this Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.

/s/ Elizabeth I. Loveman	March 7, 2018
Elizabeth I. Loveman, Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a)(1) AND (2), AND ITEM 15(c)
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULES
YEAR ENDED DECEMBER 31, 2017
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NACCO Industries, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of NACCO Industries, Inc. and Subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 7, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.
Cleveland, Ohio
March 7, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NACCO Industries, Inc.

Opinion on Internal Control over Financial Reporting
We have audited NACCO Industries, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, NACCO Industries, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated March 7, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s report on internal control over financial reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Cleveland, Ohio
March 7, 2018

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2017	2016	2015
	(In thousands, except per share data)
Revenue - consolidated mines	$92,008	$104,953	$140,317
Revenue - royalty and other	12,770	6,128	7,681
Total revenues	104,778	111,081	147,998
Cost of sales - consolidated mines	85,657	96,374	156,092
Cost of sales - royalty and other	2,202	2,625	3,138
Total cost of sales	87,859	98,999	159,230
Gross profit (loss)	16,919	12,082	(11,232)
Earnings of unconsolidated mines	61,361	55,238	48,432
Operating expenses
Selling, general and administrative expenses	47,491	48,863	40,105
Centennial asset impairment charge	982	17,443	—
Amortization of intangible assets	2,123	2,503	2,606
(Gain) loss on sale of assets	(5,130)	170	(1,784)
	45,466	68,979	40,927
Operating profit (loss)	32,814	(1,659)	(3,727)
Other expense (income)
Interest expense	3,440	4,318	4,962
Income from other unconsolidated affiliates	(1,246)	(1,221)	(2,040)
Closed mine obligations	1,590	(214)	919
Other, net, including interest income	(72)	2,151	(331)
	3,712	5,034	3,510
Income (loss) from continuing operations before income tax provision (benefit)	29,102	(6,693)	(7,237)
Income tax provision (benefit) from continuing operations	639	(9,649)	(9,510)
Income from continuing operations	28,463	2,956	2,273
Discontinued operations, net of tax expense of $2,162, $14,512 and $12,325 in 2017, 2016 and 2015, respectively	1,874	26,651	19,711
Net income	$30,337	$29,607	$21,984

Basic earnings per share:
Continuing operations	$4.17	$0.43	$0.32
Discontinued operations	0.27	3.91	2.82
Basic earnings per share	$4.44	$4.34	$3.14

Diluted earnings per share:
Continuing operations	$4.14	$0.43	$0.32
Discontinued operations	0.27	3.89	2.81
Diluted earnings per share	$4.41	$4.32	$3.13

Basic weighted average shares outstanding	6,830	6,818	7,001
Diluted weighted average shares outstanding	6,873	6,854	7,022
See notes to consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2017	2016	2015
	(In thousands)
Net income	$30,337	$29,607	$21,984
Other comprehensive income (loss)
Foreign currency translation adjustment	1,725	(2,078)	(2,756)
Deferred gain on available for sale securities, net of tax	834	413	17
Current period cash flow hedging activity, net of $941 tax expense in 2017, $73 tax benefit in 2016 and $357 tax benefit in 2015	1,543	(252)	(577)
Reclassification of hedging activities into earnings, net of $1,255 tax expense in 2017, $419 tax benefit in 2016 and $191 tax benefit in 2015	(2,369)	757	409
Current period pension and postretirement plan adjustment, net of $440 tax expense in 2017, $1,098 tax benefit in 2016 and $1,222 tax benefit in 2015	749	(2,011)	(1,204)
Reclassification of pension and postretirement adjustments into earnings, net of $363 tax benefit in 2017, $408 tax benefit in 2016 and $420 tax benefit in 2015	582	688	856
Total other comprehensive income (loss)	3,064	(2,483)	(3,255)
Comprehensive income	$33,401	$27,124	$18,729
See notes to consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2017	2016
	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$101,600	$69,308
Accounts receivable, net of allowances of $1,523 in 2017 and 2016	17,468	13,389
Accounts receivable from affiliates	19,919	7,404
Inventories, net	30,015	28,927
Assets held for sale	—	2,016
Prepaid expenses and other	7,986	8,273
Current assets of discontinued operations	—	252,415
Total current assets	176,988	381,732
Property, plant and equipment, net	120,068	115,106
Intangibles, net	43,554	45,678
Deferred income taxes	5,962	10,876
Investment in unconsolidated subsidiaries	16,335	31,054
Deferred costs	3,582	2,069
Other non-current assets	23,063	23,089
Long-term assets of discontinued operations	—	58,417
Total assets	$389,552	$668,021
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$7,575	$6,995
Accounts payable to affiliates	1,925	3,565
Revolving credit agreements	15,000	—
Asset retirement obligations	3,092	3,843
Current maturities of long-term debt	1,125	1,744
Accrued payroll	17,204	15,482
Other current liabilities	8,055	9,954
Current liabilities of discontinued operations	—	180,245
Total current liabilities	53,976	221,828
Long-term debt	42,021	94,295
Asset retirement obligations	37,005	38,262
Pension and other postretirement obligations	11,827	14,271
Deferred compensation	12,939	13,578
Other long-term liabilities	12,336	9,737
Long-term liabilities of discontinued operations	—	55,757
Total liabilities	170,104	447,728
Stockholders’ equity
Common stock:
Class A, par value $1 per share, 5,282,106 shares outstanding (2016 - 5,207,955 shares outstanding)	5,282	5,208
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,570,146 shares outstanding (2016 - 1,570,915 shares outstanding)	1,570	1,571
Capital in excess of par value	4,447	—
Retained earnings	216,490	239,441
Accumulated other comprehensive loss	(8,341)	(25,927)
Total stockholders’ equity	219,448	220,293
Total liabilities and equity	$389,552	$668,021
See notes to consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2017	2016	2015
	(In thousands)
Operating Activities
Net income	$30,337	$29,607	$21,984
Income from discontinued operations	1,874	26,651	19,711
Income from continuing operations	28,463	2,956	2,273

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation, depletion and amortization	12,767	13,050	17,372
Amortization of deferred financing fees	471	371	845
Deferred income taxes	4,089	10,910	(5,262)
Centennial asset impairment charge	982	17,443	—
(Gain) loss on sale of assets	(5,130)	170	(1,784)
Other	15,823	3,049	2,113
Working capital changes:
Affiliates receivable/payable	516	(992)	(3,630)
Accounts receivable	(9,311)	(8,670)	58,644
Inventories	(1,129)	6,708	9,726
Other current assets	(982)	(1,925)	3,863
Accounts payable	1,049	207	(5,007)
Income taxes receivable/payable	1,063	(3,372)	(2,425)
Other current liabilities	334	(8,533)	4,786
Net cash provided by operating activities of continuing operations	49,005	31,372	81,514
Net cash (used for) provided by operating activities of discontinued operations	(7,700)	62,563	26,488
Net cash provided by operating activities	41,305	93,935	108,002

Investing Activities
Expenditures for property, plant and equipment	(15,704)	(10,165)	(4,444)
Proceeds from the sale of assets	3,956	7,983	3,430
Other	1,088	(1,710)	(734)
Net cash used for investing activities of continuing operations	(10,660)	(3,892)	(1,748)
Net cash used for investing activities of discontinued operations	(4,345)	(5,925)	(6,543)
Net cash used for investing activities	(15,005)	(9,817)	(8,291)

Financing Activities
Reductions of long-term debt	(6,047)	(2,564)	(2,829)
Net reductions to revolving credit agreements	(30,000)	(20,000)	(80,000)
Cash dividends paid	(6,682)	(7,262)	(7,296)
Cash dividends received from Hamilton Beach Brands Holding Co. (See Note 3)	38,000	42,000	15,000
Purchase of treasury shares	—	(6,044)	(24,010)
Other	(1,324)	(3)	922
Net cash (used for) provided by financing activities of continuing operations	(6,053)	6,127	(98,213)
Net cash (used for) provided by financing activities of discontinued operations	3,747	(61,837)	(10,088)
Net cash used for financing activities	(2,306)	(55,710)	(108,301)

Effect of exchange rate changes on cash of discontinued operations	71	(259)	(46)

Cash and Cash Equivalents
Total increase (decrease) for the year	24,065	28,149	(8,636)
Net decrease (increase) related to discontinued operations	8,227	5,458	(9,811)
Balance at the beginning of the year	69,308	35,701	54,148
Balance at the end of the year	$101,600	$69,308	$35,701
See notes to consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Available for Sale Securities	Deferred Gain (Loss) on Cash Flow Hedging	Pension and Postretirement Plan Adjustment	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2015	$5,662	$1,573	$—	$224,428	$(2,699)	$1,463	$56	$(19,009)	$211,474
Stock-based compensation	45	—	2,196	—	—	—	—	—	2,241
Purchase of treasury shares	(443)	—	(2,196)	(21,371)	—	—	—	—	(24,010)
Conversion of Class B to Class A shares	1	(1)	—	—	—	—	—	—	—
Net income	—	—	—	21,984	—	—	—	—	21,984
Cash dividends on Class A and Class B common stock: $1.0450 per share	—	—	—	(7,296)	—	—	—	—	(7,296)
Current period other comprehensive income (loss)	—	—	—	—	(2,756)	17	(577)	(1,204)	(4,520)
Reclassification adjustment to net income	—	—	—	—	—	—	409	856	1,265
Balance, December 31, 2015	$5,265	$1,572	$—	$217,745	$(5,455)	$1,480	$(112)	$(19,357)	$201,138
Stock-based compensation	51	—	5,286	—	—	—	—	—	5,337
Purchase of treasury shares	(109)	—	(5,286)	(649)	—	—	—	—	(6,044)
Conversion of Class B to Class A shares	1	(1)	—	—	—	—	—	—	—
Net income	—	—	—	29,607	—	—	—	—	29,607
Cash dividends on Class A and Class B common stock: $1.0650 per share	—	—	—	(7,262)	—	—	—	—	(7,262)
Current period other comprehensive income (loss)	—	—	—	—	(2,078)	413	(252)	(2,011)	(3,928)
Reclassification adjustment to net income	—	—	—	—	—	—	757	688	1,445
Balance, December 31, 2016	$5,208	$1,571	$—	$239,441	$(7,533)	$1,893	$393	$(20,680)	$220,293
Stock-based compensation	73	—	4,447	—	—	—	—	—	4,520
Conversion of Class B to Class A shares	1	(1)	—	—	—	—	—	—	—
Net income	—	—	—	30,337	—	—	—	—	30,337
Cash dividends on Class A and Class B common stock: $0.9775 per share	—	—	—	(6,682)	—	—	—	—	(6,682)
Current period other comprehensive income	—	—	—	—	1,725	834	1,543	749	4,851
Reclassification adjustment to net income	—	—	—	—	—	—	(2,369)	582	(1,787)
Hamilton Beach Brands Holding Company stock dividend (See Note 3)	—	—	—	(46,606)	5,808	—	433	8,281	(32,084)
Balance, December 31, 2017	$5,282	$1,570	$4,447	$216,490	$—	$2,727	$—	$(11,068)	$219,448
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 1—Principles of Consolidation and Nature of Operations

The Consolidated Financial Statements include the accounts of NACCO Industries, Inc. (the parent company or “NACCO”) and its wholly owned subsidiaries (“NACCO Industries, Inc. and Subsidiaries” or the “Company”). Intercompany accounts and transactions are eliminated in consolidation. NACCO is the public holding company for The North American Coal Corporation.  The North American Coal Corporation and its affiliated companies (collectively, “NACoal”) operate surface mines that supply coal primarily to power generation companies under long-term contracts, and provide other value-added services to natural resource companies.  In addition, its North American Mining ("NAM") business maintains and operates draglines and other equipment under contracts with sellers of aggregates.

On September 29, 2017, the Company spun-off Hamilton Beach Brands Holding Company ("HBBHC"), a former wholly owned subsidiary. As a result of the spin-off, NACCO stockholders received one share of HBBHC Class A common stock and one share of HBBHC Class B common stock for each share of NACCO Class A or Class B common stock owned on the record date for the spin-off. The financial position, results of operations and cash flows of HBBHC are reflected as discontinued operations for all periods presented through the date of the spin-off.

NACoal has the following operating coal mining subsidiaries: Bisti Fuels Company, LLC ("Bisti"), Caddo Creek Resources Company, LLC (“Caddo Creek”), Camino Real Fuels, LLC (“Camino Real”), The Coteau Properties Company (“Coteau”), Coyote Creek Mining Company, LLC (“Coyote Creek”), Demery Resources Company, LLC (“Demery”), The Falkirk Mining Company (“Falkirk”), Mississippi Lignite Mining Company (“MLMC”) and The Sabine Mining Company (“Sabine”). Liberty Fuels Company, LLC ("Liberty") ceased all mining and delivery of lignite in 2017 and will commence mine reclamation in 2018.

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

The contracts with the customers of the unconsolidated subsidiaries eliminate exposure to spot coal market price fluctuations and are based on a "management fee" approach, whereby compensation includes reimbursement of all operating costs, plus a fee based on the amount of coal or limerock delivered. The fees earned adjust over time in line with various indices which reflect general U.S. inflation rates.

MLMC is a consolidated entity because NACoal pays all operating costs and provides the capital for the mine. MLMC sells coal to its customer at a contractually agreed upon price which adjusts monthly, primarily based on changes in the level of established indices which reflect general U.S. inflation rates.  Centennial Natural Resources, LLC ("Centennial"), which ceased coal production at the end of 2015, is also a consolidated entity.

NAM provides value-added services for independently owned limerock quarries and is reimbursed by its customers based on actual costs plus a management fee per unit of limerock delivered. The financial results for NAM are included in the consolidated mining operations or unconsolidated mining operations based on each entity's structure.

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

All of the unconsolidated subsidiaries are accounted for under the equity method. See Note 18 for further discussion.

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
Inventories: NACoal inventories are stated at the lower of cost or net realizable value. The weighted average method is used for inventory.
Property, Plant and Equipment, Net: Property, plant and equipment are initially recorded at cost. Depreciation, depletion and amortization are provided in amounts sufficient to amortize the cost of the assets, including assets recorded under capital leases, over their estimated useful lives using the straight-line method. Buildings and building improvements are depreciated over the life of the mine, which is generally 30 years. Estimated lives for machinery and equipment range from three to 15 years. The units-of-production method is used to amortize certain coal-related assets based on estimated recoverable tonnages. Repairs and maintenance costs are generally expensed when incurred. Asset retirement costs associated with asset retirement obligations are capitalized with the carrying amount of the related long-lived asset and depreciated over the asset's estimated useful life.
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
Stock Compensation: The Company maintains long-term incentive programs. The parent company has stock compensation plans that allow the grant of shares of Class A common stock, subject to restrictions, as a means of retaining and rewarding selected employees for long-term performance and to increase ownership in the Company. Shares awarded under the plans are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends at the earliest of (i) five years after the participant's retirement date, (ii) ten years from the award date, or (iii) the participant's death or permanent disability. Pursuant to the plans, the Company issued 92,572 and 62,425 shares related to the years ended December 31, 2017 and 2016, respectively. After the issuance of these shares, there were 407,428 shares of Class A common stock available for issuance under these plans. Compensation expense related to these share awards was $3.5 million ($2.3 million net of tax),

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

$4.3 million ($2.8 million net of tax) and $1.7 million ($1.1 million net of tax) for the years ended December 31, 2017, 2016 and 2015, respectively. Compensation expense represents fair value based on the market price of the shares of Class A common stock at the grant date.
The Company also has a stock compensation plan for non-employee directors of the Company under which a portion of the annual retainer for each non-employee director is paid in restricted shares of Class A common stock. For the three months ended December 31, 2017, $22,500 of the non-employee director's annual retainer of $37,500 was paid in restricted shares of Class A common stock. For the nine months ended September 30, 2017, $66,750 of the non-employee director's annual retainer of $108,750 was paid in restricted shares of Class A common stock. For the year ended December 31, 2016, $82,000 of the non-employee director's annual retainer of $138,000 was paid in restricted shares of Class A common stock. For the year ended December 31, 2015, $75,000 of the non-employee director's annual retainer of $131,000 was paid in restricted shares of Class A common stock. Shares awarded under the plan are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends at the earliest of (i) ten years from the award date, (ii) the date of the director's death or permanent disability, (iii) five years (or earlier with the approval of the Board of Directors) after the director's date of retirement from the Board of Directors, or (iv) the date the director has both retired from the Board of Directors and has reached age 70. Pursuant to this plan, the Company issued 18,643, 10,690 and 11,496 shares related to the years ended December 31, 2017, 2016 and 2015, respectively. In addition to the mandatory retainer fee received in restricted stock, directors may elect to receive shares of Class A common stock in lieu of cash for up to 100% of the balance of their annual retainer, committee retainer and any committee chairman's fees. These voluntary shares are not subject to any restrictions. Total shares issued under voluntary elections were 2,746 in 2017, 2,282 in 2016, and 2,553 in 2015. After the issuance of these shares, there were 81,570 shares of Class A common stock available for issuance under this plan. Compensation expense related to these awards was $0.9 million ($0.6 million net of tax), $0.9 million ($0.6 million net of tax) and $0.7 million ($0.5 million net of tax) for the years ended December 31, 2017, 2016 and 2015, respectively. Compensation expense represents fair value based on the market price of the shares of Class A common stock at the grant date.
Financial Instruments and Derivative Financial Instruments: Financial instruments held by the Company include cash and cash equivalents, accounts receivable, accounts payable, revolving credit agreements, long-term debt and interest rate swap agreements.
The Company uses interest rate swap agreements to partially reduce risks related to floating rate financing agreements that are subject to changes in the market rate of interest. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. The Company's interest rate swap agreements and its variable rate financings are predominately based upon LIBOR (London Interbank Offered Rate). The Company does not hold or issue financial instruments or derivative financial instruments for trading purposes. Beginning in 2017, gains and losses for the interest rate swap agreements held by the Company were no longer deferred in AOCI, but were recorded in the Consolidated Statement of Operations. See Note 9 for further discussion of fair value measurements, including derivative financial instruments.
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
The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. See Note 9 for further discussion of fair value measurements.
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
The Company adopted the new revenue guidance effective January 1, 2018 using the modified retrospective method with the cumulative effect of initially applying the standard recognized as an adjustment to equity. The Company developed a project plan with respect to its implementation of this standard, including identification of revenue streams and review of contracts and procedures currently in place. The Company completed its review of customer contracts at its NACoal subsidiary, including the contracts for the Company’s Unconsolidated Mines.  While the revenue of the Unconsolidated Mines is not consolidated within the Company’s financial statements, any change in the amount or timing of revenue recognition at the Unconsolidated Mines could have an impact on the company’s recognition of earnings from the unconsolidated mines. During the fourth quarter of 2017, the Company completed its evaluation of ASC 606, including identifying and implementing changes to processes and controls to meet the standard's updated reporting and disclosure requirements, including the calculation of the cumulative effect of adopting ASC 606. There were no significant changes to accounting systems or controls upon adoption of ASC 606.
The Company assessed the goods and services promised in its contracts with customers and identified a performance obligation for each promised good or service that is distinct. Each mine has a contract with its respective customer that represents a contract under ASC 606. For its consolidated entities, NACoal’s performance obligations vary by contract and consist of the following:
At MLMC, each MMBtu delivered during the production period is considered a separate performance obligation. Revenue is recognized at the point in time that control of each MMBtus of lignite transfers to the customer. Fluctuations in revenue from period to period generally result from changes in customer demand.
At NAM entities, the management service to oversee the maintenance and operation of the draglines and other mining equipment and delivery of limerock is the performance obligation, which is accounted for as a series. As each month of service is completed, revenue is recognized for the amount of actual costs incurred, plus the management fee and the general and administrative fee (as applicable). Fluctuations in revenue from period to period result from changes in customer demand and variances in reimbursable costs primarily associated with production levels on individual contracts.
NACoal enters into royalty contracts which grant the lessee the right to explore, develop, produce and sell minerals controlled by the Company. These arrangements result in the transfer of mineral rights to the lessee for a period of time to permit access for purposes of exploration, development, and production. The mineral rights revert back to NACoal at the expiration of the contracts.
Under these royalty contracts, NACoal’s grant to the lessee of rights to minerals is the performance obligation. The performance obligation under these contracts represents a series of distinct goods or services whereby each day of access that is provided is distinct. The transaction price consists of a variable sales based royalty and in certain arrangements a fixed component in the form of an up-front lease bonus payment. As the amount of consideration the Company will ultimately be entitled to is entirely susceptible to factors outside its control, the entire amount of variable consideration is constrained at contract inception. The fixed portion of the transaction price will be recognized over the initial term of the contract which is generally five years.
The adoption of ASC 606 will result in the establishment of a $2.6 million contract liability and a $2.1 million cumulative effect adjustment to beginning retained earnings (net of tax of $0.5 million) as of January 1, 2018 to reflect the impact of changing the accounting for lease bonus payments received under certain royalty contracts. The Company does not expect any other changes to the timing of revenue recognition under ASC 606. The adoption of this guidance will result in increased disclosures to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts.
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which modifies how entities measure equity investments and present changes in the fair value of financial liabilities; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; changes presentation and disclosure requirements; and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

guidance will not have a material effect on the Company’s financial position, results of operations, cash flows and related disclosures.

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

Reclassifications: As a result of the spin-off and the reclassification of HBBHC to discontinued operations, certain amounts in the prior periods’ Consolidated Financial Statements have been reclassified to conform to the current period's presentation.

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

On September 28, 2017, prior to the spin-off, HBBHC paid NACCO a one-time $35.0 million cash dividend. This payment was in addition to $3.0 million in dividends HBBHC paid to NACCO in the first six months of 2017.

In connection with the spin-off of HBBHC, the Company and HBBHC entered into a Transition Services Agreement ("TSA"). Under the terms of the TSA, the Company provides various services to HBBHC on a transitional basis, as needed, for varying periods after the spin-off date. None of the transition services are expected to exceed one year. NACCO expects to receive net aggregate fees of approximately $1.0 million over the term of the TSA from HBBHC.

As a result of the spin-off, the financial position, results of operations and cash flows of HBBHC are reflected as discontinued operations through the date of the spin-off in the Consolidated Financial Statements. In connection with the spin-off of HBBHC, NACCO and Other recognized non-deductible expenses directly attributable to the spin-off of $2.8 million during 2017, which are reflected as discontinued operations in the Consolidated Statement of Operations.

Discontinued operations includes the following results of HBBHC for the three years ended December 31:

	2017	2016	2015
HBBHC Operating Statement Data:
Revenues	$474,971	$745,357	$767,862
Cost of goods sold	353,436	551,586	577,134
Gross profit	121,535	193,771	190,728
Operating expenses (a)	114,379	150,397	155,174
Operating profit	7,156	43,374	35,554
Interest expense	1,300	1,374	1,962
Other expense, net	(939)	837	1,556
Income before income taxes	6,795	41,163	32,036
Income tax expense	2,655	14,984	12,325
HBBHC net income	$4,140	$26,179	$19,711

NACCO expenses related to the spin-off	2,759	—	—
NACCO discontinued operations income tax expense (benefit) adjustments	(493)	(472)	—
NACCO discontinued operations, net of tax	$1,874	$26,651	$19,711

(a)     HBBHC's operating profit includes the recognition of $2.5 million of expenses related to the spin-off in 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Centennial: Centennial ceased coal production in the fourth quarter of 2015 and the Company began actively marketing Centennial's mine machinery and equipment. The Company classified these assets as held for sale during the fourth quarter of 2015 when management approved and committed to a formal plan of sale. The coal land and real estate did not meet the held-for-sale criteria and remained within property, plant and equipment as a long-lived asset. As a result of various unfavorable conditions, including but not limited to weakness in the U.S. and global coal markets and certain asset-specific factors, the Company determined the carrying value of Centennial's coal land and real estate were not recoverable. The Company also conducted a review of the carrying value of Centennial's mine machinery and equipment classified as assets held for sale. The Company recognized aggregate impairment charges of $17.4 million and $1.0 million during 2016 and 2017, respectively. The carrying value of coal land and real estate and the assets held for sale were zero as of December 31, 2017. The asset impairment charges were recorded as "Centennial asset impairment charge" in the Consolidated Statements of Operations. See Note 9 for further discussion of the Company's asset impairment charges.

During 2017, 2016 and 2015, revisions were made to Centennial's asset retirement obligations due to revised estimated cash flows and the timing of those cash flows, resulting in (income)/expense of $(2.8) million, $(0.3) million and $7.5 million, respectively. See Note 7 for further discussion of the Company's asset retirement obligations.

Other: During the fourth quarter of 2016, NACoal recorded a $3.3 million charge related to the resolution of a legal matter. This charge is recorded on the line "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

NOTE 4—Inventories

Inventories are summarized as follows:

	December 31
	2017	2016
Coal	$13,416	$13,137
Mining supplies	16,599	15,790
Total inventories	$30,015	$28,927

NOTE 5—Property, Plant and Equipment, Net

Property, plant and equipment, net includes the following:

	December 31
	2017	2016
Coal lands and real estate:
NACoal	$53,576	$48,636
NACCO and Other	469	469
	54,045	49,105
Plant and equipment:
NACoal	151,145	141,440
NACCO and Other	2,531	5,007
	153,676	146,447
Property, plant and equipment, at cost	207,721	195,552
Less allowances for depreciation, depletion and amortization	87,653	80,446
	$120,068	$115,106
Total depreciation, depletion and amortization expense on property, plant and equipment was $10.6 million, $10.5 million and $14.8 million during 2017, 2016 and 2015, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 6—Intangible Assets
Intangible assets other than goodwill, which are subject to amortization, consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance at December 31, 2017
Coal supply agreement	$84,200	$(40,646)	$43,554

Balance at December 31, 2016
Coal supply agreement	$84,200	$(38,522)	$45,678

Amortization expense for intangible assets was $2.1 million, $2.5 million and $2.6 million in 2017, 2016 and 2015, respectively.
Expected annual amortization expense of NACoal's coal supply agreement for the next five years is as follows: $3.0 million in 2018 and 2019 and $3.1 million in 2020, 2021 and 2022, respectively. The coal supply agreement is amortized based on units of production over the term of the agreement, which is estimated to be 30 years.
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
A reconciliation of the Company's beginning and ending aggregate carrying amount of the asset retirement obligations are as follows:

NACCO Consolidated
Balance at January 1, 2016	$43,592
Liabilities settled during the period	(2,321)
Accretion expense	2,659
Revision of estimated cash flows	(1,825)
Balance at December 31, 2016	$42,105
Liabilities incurred during the period	277
Liabilities settled during the period	(2,430)
Accretion expense	2,749
Revision of estimated cash flows	(2,604)
Balance at December 31, 2017	$40,097

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Asset retirement obligations totaled $40.1 million at December 31, 2017, of which, $3.1 million is included in current liabilities on the line "Asset retirement obligations" and $37.0 million in long-term liabilities on the line "Asset retirement obligations" in the Consolidated Balance Sheets.

Prior to 2015, Bellaire established a $5.0 million Mine Water Treatment Trust to provide a financial assurance mechanism in order to assure the long-term treatment of post-mining discharges. The fair value of the Mine Water Treatment assets, which are recognized as a component of "Other Non-Current Assets" on the Consolidated Balance Sheets, are $9.2 million at December 31, 2017 and are legally restricted for purposes of settling the Bellaire asset retirement obligation. See Note 9 for further discussion of fair value measurements.

NOTE 8—Current and Long-Term Financing

Financing arrangements are obtained and maintained at the subsidiary level. NACCO has not guaranteed any borrowings of its subsidiaries.
The following table summarizes the Company's available and outstanding borrowings:

	December 31
	2017	2016
Total outstanding borrowings of NACoal:
Revolving credit agreement	$50,000	$80,000
Capital lease obligations and other term loans	8,146	16,039
Total debt outstanding	$58,146	$96,039

Current portion of borrowings outstanding	$16,125	$1,744
Long-term portion of borrowings outstanding	42,021	94,295
	$58,146	$96,039

Total available borrowings, net of limitations, under revolving credit agreement	$148,591	$223,933

Unused revolving credit agreement	$98,591	$143,933

Weighted average stated interest rate on total borrowings	3.8%	2.9%
Weighted average effective interest rate on total borrowings (including interest rate swap agreements)	3.6%	3.4%
Annual maturities of total debt, excluding capital leases, are as follows:

2018	$15,213
2019	223
2020	237
2021	250
2022	35,263
Thereafter	5,598
$56,784
Including swap settlements, interest paid on total debt was $3.9 million, $4.7 million and $5.3 million during 2017, 2016 and 2015, respectively.
NACoal: NACoal has an unsecured revolving line of credit of up to $150.0 million (the “NACoal Facility”) that expires in August 2022. Borrowings outstanding under the NACoal Facility were $50.0 million at December 31, 2017. At December 31, 2017, the excess availability under the NACoal Facility was $98.6 million, which reflects a reduction for outstanding letters of credit of $1.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The NACoal Facility has performance-based pricing, which sets interest rates based upon NACoal achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective December 31, 2017, for base rate and LIBOR loans were 1.00% and 2.00%, respectively. The NACoal Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.35% on the unused commitment at December 31, 2017. The weighted average interest rate applicable to the NACoal Facility at December 31, 2017 was 3.39% including the floating rate margin and the effect of the interest rate swap agreement.

The NACoal Facility contains restrictive covenants, which require, among other things, NACoal to maintain a maximum debt to EBITDA ratio of 3.00 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The NACoal Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 2.00 to 1.00, or if greater than 2.00 to 1.00, a Fixed Charge Coverage Ratio of 1.10 to 1.00, in conjunction with maintaining unused availability thresholds of borrowing capacity, as defined in the NACoal Facility, of $15.0 million. At December 31, 2017, NACoal was in compliance with all financial covenants in the NACoal Facility.

NOTE 9—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities	$9,166	$9,166	$—	$—
Interest rate swap agreements	42	—	42	—
	$9,208	$9,166	$42	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities	$7,882	$7,882	$—	$—
	$7,882	$7,882	$—	$—
Liabilities:
Interest rate swap agreements	$339	$—	$339	$—
	$339	$—	$339	$—

Bellaire's Mine Water Treatment Trust invests in available for sale securities that are reported at fair value based upon quoted market prices in active markets for identical assets; therefore, they are classified as Level 1 within the fair value hierarchy. See Note 7 for further discussion of Bellaire's Mine Water Treatment Trust.

NACoal has interest rate swaps that hedge interest payments on its one-month LIBOR borrowings.The Company uses significant other observable inputs to value derivative instruments used to hedge interest rate risk; therefore, they are classified within Level 2 of the valuation hierarchy. The fair value for these contracts is determined based on exchange rates and interest rates, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

There were no transfers into or out of Levels 1, 2 or 3 during the year ended December 31, 2017.

Nonrecurring Fair Value Measurements: Centennial ceased coal production in the fourth quarter of 2015 and the Company began actively marketing Centennial's mine machinery and equipment. The Company classified these assets as held for sale during the fourth quarter of 2015 when management approved and committed to a formal plan of sale. The coal land and real estate did not meet the held-for-sale criteria and remained within property, plant and equipment as a long-lived asset. As a result of various unfavorable conditions, including but not limited to weakness in the U.S. and global coal markets and certain asset-specific factors, the Company determined the carrying value of Centennial's coal land and real estate were not recoverable. The Company also conducted a review of the carrying value of Centennial's mine machinery and equipment classified as assets held for sale. The fair values of these assets were calculated using a combination of a market and income approach. The Company recognized aggregate impairment charges of $17.4 million and $1.0 million during 2016 and 2017, respectively. The carrying value of coal land and real estate and the assets held for sale were zero as of December 31, 2017. The asset impairment charges were recorded as "Centennial asset impairment charge" in the Consolidated Statements of Operations.

Other Fair Value Measurement Disclosures: The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account subsidiary credit risk, which is Level 2 as defined in the fair value hierarchy. At December 31, 2017 and December 31, 2016, both the fair value and the book value of revolving credit agreements and long-term debt, excluding capital leases, was $56.7 million and $87.4 million, respectively.
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

NOTE 10—Leasing Arrangements

The Company leases certain offices, warehouse facilities and machinery and equipment under noncancellable capital and operating leases that expire at various dates through 2031. Many leases include renewal and/or fair value purchase options.
Future minimum capital and operating lease payments at December 31, 2017 are:

	Capital Leases	Operating Leases
2018	$938	$3,359
2019	437	2,126
2020	21	1,929
2021	—	1,662
2022	—	1,059
Subsequent to 2022	—	2,329
Total minimum lease payments	1,396	$12,464
Amounts representing interest	34
Present value of net minimum lease payments	1,362
Current maturities	912
Long-term capital lease obligation	$450
Rental expense for all operating leases was $4.9 million, $7.4 million and $9.8 million in 2017, 2016 and 2015, respectively. The Company also recognized $0.6 million, $0.4 million and $0.3 million in 2017, 2016 and 2015, respectively, for rental income on subleases of equipment and buildings under operating leases in which it was the lessee.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Assets recorded under capital leases are included in property, plant and equipment and consist of the following:

	December 31
	2017	2016
Plant and equipment	$4,807	$4,807
Less accumulated depreciation	3,730	3,129
	$1,077	$1,678
Depreciation of plant and equipment under capital leases is included in depreciation expense in each of the years ended December 31, 2017, 2016 and 2015.

NOTE 11—Contingencies

Various legal and regulatory proceedings and claims have been or may be asserted against NACCO and certain subsidiaries relating to the conduct of their businesses, including asbestos related claims, environmental and other claims. These proceedings and claims are incidental to the ordinary course of business of the Company. Management believes that it has meritorious defenses and will vigorously defend the Company in these actions. Any costs that management estimates will be paid as a result of these claims are accrued when the liability is considered probable and the amount can be reasonably estimated.  If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The Company does not accrue liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is probable or reasonably possible and which are material, the Company discloses the nature of the contingency and, in some circumstances, an estimate of the possible loss.

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

NOTE 12—Stockholders' Equity and Earnings Per Share

NACCO Industries, Inc. Class A common stock is traded on the New York Stock Exchange under the ticker symbol “NC.” Because of transfer restrictions on Class B common stock, no trading market has developed, or is expected to develop, for the Company's Class B common stock. The Class B common stock is convertible into Class A common stock on a one-for-one basis at any time at the request of the holder. The Company's Class A common stock and Class B common stock have the same cash dividend rights per share. As the liquidation and dividend rights are identical, any distribution of earnings would be allocated to Class A and Class B stockholders on a proportionate basis, and accordingly the net income per share for each class of common stock is identical. The Class A common stock has one vote per share and the Class B common stock has ten votes per share. The total number of authorized shares of Class A common stock and Class B common stock at December 31, 2017 was 25,000,000 shares and 6,756,176 shares, respectively. Treasury shares of Class A common stock totaling 2,937,644 and 3,007,334 at December 31, 2017 and 2016, respectively, have been deducted from shares outstanding.

Stock Repurchase Programs: During 2017, the Company did not repurchase any shares of its Class A Common Stock. Under past stock repurchase programs, the Company has repurchased 1,855,923 shares of Class A Common Stock for an aggregate purchase price of $101.7 million.
Stock Compensation: See Note 2 for a discussion of the Company's restricted stock awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Amounts Reclassified out of Accumulated Other Comprehensive Income: The following table summarizes the amounts reclassified out of AOCI and recognized in the Consolidated Statement of Operations:

	Amount reclassified from AOCI
Details about AOCI components	2017	2016	2015	Location of loss (gain) reclassified from AOCI into income
	(In thousands)
Loss (gain) on cash flow hedging
Foreign exchange contracts	$(158)	$(11)	$(860)	Cost of sales
Interest rate contracts	(3,466)	1,187	1,460	Interest expense
	(3,624)	1,176	600	Total before income tax expense
Tax effect	1,255	(419)	(191)	Income tax expense (benefit)
	$(2,369)	$757	$409	Net of tax

Pension and postretirement plan
Actuarial loss	$955	$1,145	$1,333	(a)
Prior-service credit	(10)	(49)	(57)	(a)
	945	1,096	1,276	Total before income tax expense
Tax effect	(363)	(408)	(420)	Income tax benefit
	$582	$688	$856	Net of tax

Total reclassifications for the period	$(1,787)	$1,445	$1,265	Net of tax

(a) NACCO and NACoal's AOCI components are included in the computation of pension and postretirement expense. See Note 14 for a discussion of the Company's pension and postretirement expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Earnings per Share: The weighted average number of shares of Class A common stock and Class B common stock outstanding used to calculate basic and diluted earnings per share were as follows:

	2017	2016	2015
Basic weighted average shares outstanding	6,830	6,818	7,001
Dilutive effect of restricted stock awards	43	36	21
Diluted weighted average shares outstanding	6,873	6,854	7,022

Basic earnings per share:
Continuing operations	$4.17	$0.43	$0.32
Discontinued operations	$0.27	$3.91	$2.82
Basic earnings per share	$4.44	$4.34	$3.14

Diluted earnings per share:
Continuing operations	$4.14	$0.43	$0.32
Discontinued operations	$0.27	$3.89	$2.81
Diluted earnings per share	$4.41	$4.32	$3.13

NOTE 13—Income Taxes

The components of income (loss) from continuing operations before income tax provision (benefit) and the income tax provision (benefit) for the years ended December 31 are as follows:

	2017	2016	2015
Income (loss) before income tax provision (benefit)
Domestic	$31,454	$(4,251)	$(4,894)
Foreign	(2,352)	(2,442)	(2,343)
	$29,102	$(6,693)	$(7,237)
Income tax provision (benefit)
Current income tax provision (benefit):
Federal	$(3,885)	$(20,847)	$(4,526)
State	435	288	278
Total current	(3,450)	(20,559)	(4,248)
Deferred income tax provision (benefit):
Federal	6,588	10,935	(6,230)
State	(2,499)	(25)	968
Total deferred	4,089	10,910	(5,262)
	$639	$(9,649)	$(9,510)

The Company made income tax payments from continuing operations of $5.2 million, $0.4 million and $9.0 million during 2017, 2016 and 2015, respectively. During the same periods, income tax refunds totaled $0.3 million, $2.4 million and $0.1 million, respectively.
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (“TCJA”), which significantly revises U.S. tax law. The TCJA will positively impact the Company’s ongoing effective tax rate due to the reduction of the U.S. corporate tax rate from 35 percent to 21 percent, effective January 1, 2018.
In addition to the reduction of the U.S. federal corporate tax rate mentioned above, other significant changes to existing tax law include (1) elimination of the alternative minimum tax regime for corporations; (2) limitations on the deductibility of certain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

executive compensation for publicly traded companies; (3) accelerated expensing of capital investment, subject to phase-out beginning in 2023; (4) a new limitation on deductible interest expense; and (5) changes in utilization of net operating losses generated after December 31, 2017, specifically, elimination of ability to carryback losses against prior years’ income, limited to offsetting 80 percent of taxable income in the year of utilization, and may be indefinitely carried forward to future tax years.
Subsequent to the enactment of the TCJA, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides a measurement period of up to one year after the enactment date for companies to finalize the recognition of the income tax effects of the TCJA.
As a result of the TCJA and pursuant to SAB 118, the Company has provisionally recorded a discrete net tax benefit of $3.1 million in the period ending December 31, 2017. This net benefit is attributable to the corporate rate reduction on existing deferred tax assets and liabilities. The Company has also provisionally recorded $0 for sequestration on refundable alternative minimum tax credits, as the Company expects to use the available credits to offset tax liability so that sequestration would not apply. Further, the Company has provisionally recorded $0 for excess executive remuneration expense disallowance of its long-term incentive plan payments in future years, as the covered employee recipients are not expected to exceed the $1 million disallowance threshold. The ultimate impact of TCJA may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions, additional regulatory guidance that may be issued, and the computation of state income taxes as there is uncertainty on conformity to the federal tax system following the TCJA. The Company expects it will be able to finalize these provisional amounts at the time it files its 2017 federal income tax return in the fourth quarter of 2018.
A reconciliation of the federal statutory and effective income tax rate from continuing operations for the years ended December 31 is as follows:

	2017	2016	2015
Income (loss) from continuing operations before income tax provision (benefit)	$29,102	$(6,693)	$(7,237)
Statutory taxes (benefit) at 35.0%	$10,186	$(2,343)	$(2,533)
State and local income taxes	493	(1,676)	(1,332)
Valuation allowances	(1,453)	2,432	2,480
Non-deductible expenses	224	1,334	424
Percentage depletion	(6,253)	(6,373)	(8,406)
R&D and other federal credits	301	278	(896)
Tax settlements	74	(3,161)	551
Provisional effect of the TCJA	(3,132)	—	—
Other, net	199	(140)	202
Income tax provision (benefit)	$639	$(9,649)	$(9,510)
Effective income tax rate from continuing operations	2.2%	144.2%	131.4%

The Company applies the intraperiod tax allocation rules as described in ASC 740-20 “Intraperiod Tax Allocation” to allocate the provision for income taxes between continuing operations and discontinued operations. As a result of the spin-off of HBBHC, the Company used the “with and without” approach to compute total tax income expense (benefit). The Company calculated income tax expense from all financial statement components (continuing operations and discontinued operations), the “with” approach, and compared that to the income tax expense (benefit) attributable to continuing operations, the “without” approach. The difference between the “with” and “without” was allocated to discontinued operations. While intraperiod tax allocations do not change the overall tax provision, it resulted in a gross-up of the individual components, thereby changing the amount of tax provision included in each category of income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

A detailed summary of the total deferred tax assets and liabilities in the Company's Consolidated Balance Sheets resulting from differences in the book and tax basis of assets and liabilities follows:

	December 31
	2017	2016
Deferred tax assets
Tax carryforwards	$22,035	$21,527
Inventories	1,878	3,389
Accrued expenses and reserves	11,723	18,750
Partnership investment - development costs	—	3,719
Other employee benefits	4,640	5,130
Other	8,933	14,737
Total deferred tax assets	49,209	67,252
Less: Valuation allowance	13,579	12,881
	35,630	54,371
Deferred tax liabilities
Depreciation and depletion	23,029	42,512
Partnership investment - development costs	4,069	—
Accrued pension benefits	2,570	983
Total deferred tax liabilities	29,668	43,495
Net deferred asset	$5,962	$10,876

The following table summarizes the tax carryforwards and associated carryforward periods and related valuation allowances where the Company has determined that realization is uncertain:

	December 31, 2017
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$1,438	$1,438	2024-2025
State losses	16,948	13,054	2018-2037
Research credit	1,870	—	2034-2037
Alternative minimum tax credit	5,335	—	(1)
Total	$25,591	$14,492

(1) The TCJA repealed the corporate alternative minimum tax for tax years beginning after December 31, 2017. This credit is refundable in 2021, if not fully utilized prior to 2021.

	December 31, 2016
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$732	$732	2024
State losses	15,299	13,350	2017-2036
Research credit	2,754	—	2034-2036
Alternative minimum tax credit	8,035	—	Indefinite
Total	$26,820	$14,082
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
The following is a reconciliation of the Company's total gross unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the financial statements for the years ended December 31, 2017 and 2016. Approximately $0.8 million and $0.8 million of these gross amounts as of December 31, 2017 and 2016, respectively, relate to permanent items that, if recognized, would impact the effective income tax rate. This amount differs from the gross unrecognized tax benefits presented in the table below due to the decrease in U.S. federal income taxes which would occur upon the recognition of the state tax benefits included herein.

	2017	2016	2015
Balance at January 1	$915	$3,671	$3,285
Additions based on tax positions related to prior years	—	181	(256)
Additions based on tax positions related to the current year	82	211	642
Reductions due to settlements with taxing authorities	—	(1,330)	—
Reductions due to lapse of the applicable statute of limitations	—	(1,818)	—
Balance at December 31	$997	$915	$3,671
The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The Company recognized net (benefit)/expense of $(0.7) million and $0.2 million in interest and penalties related to uncertain tax positions during 2016 and 2015, respectively. The total amount of interest and penalties accrued was $0.1 million and $0.1 million as of December 31, 2017 and 2016, respectively.
The Company expects the amount of unrecognized tax benefits will change within the next 12 months; however, the change in unrecognized tax benefits, which is reasonably possible within the next 12 months, is not expected to have a significant effect on the Company's financial position, results of operations or cash flows.
In general, the Company operates in taxing jurisdictions that provide a statute of limitations period ranging from three to five years for the taxing authorities to review the applicable tax filings. The examination of the 2013-2015 U.S. federal tax returns is ongoing. The Company does not have any additional material taxing jurisdictions in which the statute of limitations has been extended beyond the applicable time frame allowed by law.

NOTE 14—Retirement Benefit Plans
Defined Benefit Plans: The Company maintains defined benefit pension plans that provide benefits based on years of service and average compensation during certain periods. Prior to 2015, the Company amended the Combined Defined Benefit Plan for NACCO Industries, Inc. and its subsidiaries (the “Combined Plan”) to freeze pension benefits for all employees. The Company also amended the Supplemental Retirement Benefit Plan (the “SERP”) to freeze all pension benefits. Certain executive officers also maintain accounts under various deferred compensation plans that were frozen prior to 2015. See Note 20 for further discussion of certain deferred compensation plans.
All eligible employees of the Company, including employees whose pension benefits are frozen, receive retirement benefits under defined contribution retirement plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The assumptions used in accounting for the defined benefit plans were as follows for the years ended December 31:

	2017	2016	2015
Weighted average discount rates for pension benefit obligation	3.40% - 3.55%	3.75% - 4.00%	3.90% - 4.20%
Weighted average discount rates for net periodic benefit cost	3.40% - 4.00%	3.90% - 4.20%	3.65% - 3.95%
Expected long-term rate of return on assets for net periodic benefit cost	7.50%	7.50%	7.75%

Set forth below is a detail of the net periodic pension expense (income) for the defined benefit plans for the years ended December 31:

	2017	2016	2015
Interest cost	$1,746	$1,757	$1,713
Expected return on plan assets	(2,843)	(2,789)	(2,733)
Amortization of actuarial loss	363	415	495
Amortization of prior service cost	58	58	50
Settlements	76	90	—
Net periodic pension income	$(600)	$(469)	$(475)
Set forth below is detail of other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss for the years ended December 31:

	2017	2016	2015
Current year actuarial (gain) loss	$(1,343)	$2,573	$955
Amortization of actuarial loss	(363)	(415)	(495)
Amortization of prior service cost	(58)	(58)	(50)
Settlements	(76)	(90)	—
Total recognized in other comprehensive (income) loss	$(1,840)	$2,010	$410

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The following table sets forth the changes in the benefit obligation and the plan assets during the year and the funded status of the defined benefit plans at December 31:

	2017	2016
Change in benefit obligation
Projected benefit obligation at beginning of year	$45,318	$43,559
Interest cost	1,746	1,757
Actuarial loss (gain)	1,275	2,134
Benefits paid	(2,019)	(1,811)
Settlements	(255)	(321)
Projected benefit obligation at end of year	$46,065	$45,318
Accumulated benefit obligation at end of year	$46,065	$45,318
Change in plan assets
Fair value of plan assets at beginning of year	$34,628	$37,162
Actual return on plan assets	5,461	(1,157)
Employer contributions	712	755
Benefits paid	(2,019)	(1,811)
Settlements	(255)	(321)
Fair value of plan assets at end of year	$38,527	$34,628
Funded status at end of year	$(7,538)	$(10,690)
Amounts recognized in the balance sheets consist of:
Noncurrent assets	$2,051	$1,387
Current liabilities	(700)	(721)
Non-current liabilities	(8,889)	(11,356)
	$(7,538)	$(10,690)
Components of accumulated other comprehensive loss (income) consist of:
Actuarial loss	$15,363	$17,145
Prior service cost	937	995
Deferred taxes	(6,481)	(7,127)
	$9,819	$11,013
The actuarial loss and prior service cost included in accumulated other comprehensive income (loss) expected to be recognized in net periodic benefit cost in 2018 are $0.5 million ($0.4 million net of tax) and less than $0.1 million, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Future pension benefit payments expected to be paid from assets of the pension plans are:

2018	$2,537
2019	2,478
2020	2,559
2021	2,671
2022	2,768
2023 - 2027	14,222
$27,235
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
The following is the actual allocation percentage and target allocation percentage for the pension plan assets at December 31:

	2017 Actual Allocation	2016 Actual Allocation	Target Allocation Range
U.S. equity securities	47.2%	46.4%	36.0% - 54.0%
Non-U.S. equity securities	21.1%	19.6%	16.0% - 24.0%
Fixed income securities	31.4%	33.6%	30.0% - 40.0%
Money market	0.3%	0.4%	0.0% - 10.0%
The defined benefit pension plans do not have any direct ownership of NACCO common stock.
The fair value of each major category of the Company's pension plan assets are valued using quoted market prices in active markets for identical assets, or Level 1 in the fair value hierarchy. Following are the values as of December 31:

	Level 1
	2017	2016
U.S. equity securities	$18,175	$16,054
Non-U.S. equity securities	8,120	6,792
Fixed income securities	12,097	11,657
Money market	135	125
Total	$38,527	$34,628
Postretirement Health Care: The Company also maintains health care plans which provide benefits to grandfathered eligible retired employees. All health care plans of the Company have a cap on the Company's share of the costs. These plans have no assets. Under the Company's current policy, plan benefits are funded at the time they are due to participants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The assumptions used in accounting for the postretirement health care plans are set forth below for the years ended December 31:

	2017	2016	2015
Weighted average discount rates for benefit obligation	3.10%	3.25%	3.40%
Weighted average discount rates for net periodic benefit cost	3.25%	3.40%	3.25%
Health care cost trend rate assumed for next year	7.0%	7.3%	7.3%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2025	2025	2025
Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects at December 31, 2017:

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$12	$(11)
Effect on postretirement benefit obligation	$254	$(235)
Set forth below is a detail of the net periodic benefit expense for the postretirement health care plans for the years ended December 31:

	2017	2016	2015
Service cost	$50	$70	$70
Interest cost	101	116	113
Amortization of actuarial loss	97	132	91
Amortization of prior service credit	(17)	(107)	(107)
Net periodic benefit expense	$231	$211	$167
Set forth below is a detail of other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended December 31:

	2017	2016	2015
Current year actuarial loss (gain)	$154	$(25)	$226
Amortization of actuarial loss	(97)	(132)	(91)
Amortization of prior service credit	17	107	107
Total recognized in other comprehensive income (loss)	$74	$(50)	$242

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The following sets forth the changes in benefit obligations during the year and the funded status of the postretirement health care at December 31:

	2017	2016
Change in benefit obligation
Benefit obligation at beginning of year	$3,211	$3,466
Service cost	50	70
Interest cost	101	116
Actuarial loss (gain)	154	(25)
Benefits paid	(295)	(416)
Benefit obligation at end of year	$3,221	$3,211
Funded status at end of year	$(3,221)	$(3,211)
Amounts recognized in the balance sheets consist of:
Current liabilities	$(282)	$(294)
Noncurrent liabilities	(2,939)	(2,917)
	$(3,221)	$(3,211)
Components of accumulated other comprehensive loss (income) consist of:
Actuarial loss	$1,040	$983
Prior service credit	(78)	(95)
Deferred taxes	287	284
	$1,249	$1,172
The actuarial loss and prior service credit included in accumulated other comprehensive income (loss) expected to be recognized in net periodic benefit cost in 2018 is $0.1 million (less than $0.1 million net of tax) and less than $0.1 million, respectively.
Future postretirement health care benefit payments expected to be paid are:

2018	$281
2019	323
2020	357
2021	357
2022	324
2023 - 2027	1,395
$3,037
Defined Contribution Plans: NACCO and its subsidiaries maintain defined contribution (401(k)) plans for substantially all employees and provide employer matching contributions based on plan provisions. The defined contribution retirement plans provide for a minimum employer contribution. Certain plans also permit additional contributions whereby the applicable company's contribution to participants is determined annually based on a formula that includes the effect of actual compared with targeted operating results and the age and/or compensation of the participants. Total costs, including Company contributions, for these plans were $4.5 million, $4.0 million and $3.8 million in 2017, 2016 and 2015, respectively.

NOTE 15—Business Segments

NACCO is a holding company that operates primarily in the mining industry. The Company’s wholly owned subsidiary, NACoal, is the reportable operating segment. See Note 1 for a discussion of the Company's industries and product lines. NACCO's non-operating segment, NACCO and Other, includes the accounts of the parent company and Bellaire.
Financial information for each of NACCO's reportable segments is presented in the following table. All operations reside in the U.S. The accounting policies of the reportable segments are described in Note 2.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The majority of NACoal's revenues are generated from its consolidated mining operations and value-added mining services. MLMC's customer, KMRC RH, LLC until April 30, 2016 and Choctaw Generation Limited Partnership, LLLP subsequent to April 30, 2016, accounted for approximately 60%, 69% and 57% of NACoal's revenues for the years ended December 31, 2017, 2016 and 2015, respectively. NAM's largest customer, Cemex Construction Materials of Florida, LLC, accounted for approximately 18% and 16% of NACoal's revenues for the year ended December 31, 2017 and 2016, respectively. Centennial's largest customer was the Alabama Coal Cooperative and accounted for approximately 16% of NACoal's revenues for the year ended December 31, 2015. The loss of or significant reduction in sales to any key customer could result in significant decreases in NACoal's revenue and profitability and an inability to sustain or grow its business.
The management fees charged to NACoal represent an allocation of corporate overhead of the parent company. The Company believes the allocation method is reasonable. Management fees included in NACoal's Selling, general and administrative expenses were $5.8 million, $7.4 million and $5.3 million for 2017, 2016 and 2015, respectively.
In addition, prior to the spin-off of HBBHC, NACCO received management fees from HBBHC of $3.0 million, $4.1 million and $3.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. In connection with the spin-off of HBBHC, the Company and HBBHC entered into a TSA. See Note 3 for further discussion of the spin-off and TSA.

	2017	2016	2015

Revenues from external customers	$104,778	$111,081	$147,998
Gross profit (loss)
NACoal	$17,198	$12,341	$(10,816)
NACCO and Other	(279)	(259)	(416)
Total	$16,919	$12,082	$(11,232)
Earnings of unconsolidated mines	$61,361	$55,238	$48,432
Selling, general and administrative expenses, including Amortization of intangible assets
NACoal	$42,516	$44,347	$38,867
NACCO and Other	7,098	7,019	3,844
Total	$49,614	$51,366	$42,711
Operating profit (loss)
NACoal	$39,677	$5,619	$521
NACCO and Other	(6,863)	(7,278)	(4,248)
Total	$32,814	$(1,659)	$(3,727)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

	2017	2016	2015
Total assets
NACoal	$277,538	$287,011	$303,138
NACCO and Other	135,434	109,022	64,069
Discontinued Operations	—	311,171	310,051
Eliminations	(23,420)	(39,183)	(21,850)
Total	$389,552	$668,021	$655,408
Depreciation, depletion and amortization
NACoal	$12,444	$12,682	$17,067
NACCO and Other	323	368	305
Total	$12,767	$13,050	$17,372
Capital expenditures
NACoal	$15,692	$10,109	$4,116
NACCO and Other	12	56	328
Total	$15,704	$10,165	$4,444

NOTE 16—Quarterly Results of Operations (Unaudited)

A summary of the unaudited results of operations for the year ended December 31 is as follows:

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$28,300	$28,100	$21,941	$26,437
Gross profit	$4,558	$4,597	$2,475	$5,289
Earnings of unconsolidated mines	$14,955	$13,475	$16,197	$16,734
Operating profit (loss)
NACoal	$11,326	$10,876	$8,925	$8,550
NACCO and Other	(1,520)	(1,363)	(1,936)	(2,044)
	$9,806	$9,513	$6,989	$6,506

Income from continuing operations, net of tax	$8,220	$7,233	$3,331	$9,679
Discontinued operations, net of tax	(3,242)	(444)	5,067	493
Net income	$4,978	$6,789	$8,398	$10,172

Basic earnings (loss) per share:
Continuing operations	$1.21	$1.06	$0.49	$1.41
Discontinued operations	(0.48)	(0.06)	0.74	0.07
Basic earnings per share	$0.73	$1.00	$1.23	$1.48

Diluted earnings (loss) per share:
Continuing operations	$1.20	$1.06	$0.49	$1.40
Discontinued operations	(0.47)	(0.06)	0.74	0.07
Diluted earnings per share	$0.73	$1.00	$1.23	$1.47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$30,287	$23,089	$32,402	$25,303
Gross profit	$5,968	$2,237	$1,647	$2,230
Earnings of unconsolidated mines	$12,648	$13,035	$15,102	$14,453
Operating profit (loss)
NACoal (1) (2)	$9,742	$4,823	$(10,912)	$1,966
NACCO and Other	(1,441)	(1,297)	(1,867)	(2,673)
	$8,301	$3,526	$(12,779)	$(707)

Income (loss) from continuing operations, net of tax	$7,760	$1,944	$(2,132)	$(4,616)
Discontinued operations, net of tax	(4,958)	1,171	1,691	28,747
Net income (loss)	$2,802	$3,115	$(441)	$24,131

Basic earnings (loss) per share:
Continuing operations	$1.13	$0.28	$(0.31)	$(0.68)
Discontinued operations	(0.72)	0.17	0.25	4.24
Basic earnings (loss) per share	$0.41	$0.45	$(0.06)	$3.56

Diluted earnings (loss) per share:
Continuing operations	$1.13	$0.28	$(0.31)	$(0.68)
Discontinued operations	(0.72)	0.17	0.25	4.21
Diluted earnings (loss) per share	$0.41	$0.45	$(0.06)	$3.53

(1) During the fourth quarter of 2016, NACoal recorded a $3.3 million charge related to the resolution of a legal matter. This charge is recorded on the line "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

(2) During the third quarter of 2016, NACoal recorded a non-cash impairment charge of $17.4 million related to Centennial assets. See Note 3 and Note 9 for further discussion of the Company's asset impairment charge.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 17—Parent Company Condensed Balance Sheets

The condensed balance sheets of NACCO, the parent company, at December 31 are as follows:

	2017	2016
ASSETS
Cash and cash equivalents	$94,646	$57,917
Accounts receivable from affiliates	9,189	—
Other current assets	1,714	2,518
Investment in subsidiaries
HBB	—	44,057
KC	—	21,394
NACoal	141,174	105,645
Other, primarily Bellaire	13,340	14,463
	154,514	185,559
Property, plant and equipment, net	310	935
Other non-current assets	9,550	13,870
Total Assets	$269,923	$260,799
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$7,627	$7,055
Current intercompany accounts payable, net	11,858	1,406
Note payable to Bellaire	17,850	18,100
Deferred compensation	12,939	13,578
Other non-current liabilities	201	367
Stockholders’ equity	219,448	220,293
Total Liabilities and Stockholders’ Equity	$269,923	$260,799
The credit agreement at NACoal allows for the transfer of assets to NACCO under certain circumstances. The amount of NACCO's investment in NACoal and Bellaire that was restricted at December 31, 2017 totaled approximately $1.8 million. The amount of unrestricted cash available to NACCO included in “Investment in subsidiaries” was $0.3 million at December 31, 2017. Dividends and management fees from its subsidiaries are the primary sources of cash for NACCO.

NOTE 18—Unconsolidated Subsidiaries

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

The investment in the unconsolidated subsidiaries and related tax positions totaled $16.3 million and $31.1 million at December 31, 2017 and 2016, respectively. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $5.2 million, $4.6 million and $4.0 million at December 31, 2017, 2016 and 2015, respectively.

NACoal is a party to certain guarantees related to Coyote Creek. Under certain circumstances of default or termination of Coyote Creek’s Lignite Sales Agreement (“LSA”), NACoal would be obligated for payment of a "make-whole" amount to Coyote Creek’s third party lenders. The “make-whole” amount is based on the excess, if any, of the discounted value of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

remaining scheduled debt payments over the principal amount. In addition, in the event Coyote Creek’s LSA is terminated on or after January 1, 2024 by Coyote Creek’s customers, NACoal is obligated to purchase Coyote Creek’s dragline and rolling stock for the then net book value of those assets. To date, no payments have been required from NACoal since the inception of these guarantees. The Company believes that the likelihood NACoal would be required to perform under the guarantees is remote, and no amounts related to these guarantees have been recorded.
Summarized financial information for the unconsolidated subsidiaries is as follows:

	2017	2016	2015
Statement of Operations
Revenues	$791,264	$649,050	$608,349
Gross profit	$87,760	$80,068	$71,727
Income before income taxes	$62,607	$54,857	$49,641
Net income	$55,268	$40,590	$39,181
Balance Sheet
Current assets	$179,316	$160,554
Non-current assets	$883,919	$901,221
Current liabilities	$175,844	$127,361
Non-current liabilities	$882,200	$929,774
NACoal received dividends of $54.7 million and $39.9 million from the unconsolidated subsidiaries in 2017 and 2016, respectively.

NOTE 19—Related Party Transactions

One of the Company's directors is a retired Jones Day partner. Legal services rendered by Jones Day approximated $3.0 million, $1.2 million and $1.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.
In connection with the spin-off of HBBHC, the Company and HBBHC entered into a TSA. See Note 3 for further discussion of the spin-off and TSA.
Hyster-Yale Materials Handling, Inc. ("Hyster-Yale") is a former subsidiary of the Company that was spun-off to stockholders in 2012. In the ordinary course of business, NACoal leases or buys Hyster-Yale lift trucks. The terms may not be comparable to terms that would be obtained in a transaction between unaffiliated parties.

NOTE 20—Subsequent Events

On February 14, 2018, NACCO's Board of Directors approved the termination of certain nonqualified deferred compensation plans. The account balance of $13.0 million as of December 31, 2017, which is included in NACCO and Other's long-term liabilities on the line "Deferred compensation" in the Consolidated Balance Sheets, will be distributed between February 2019 and February 2020.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY CONDENSED BALANCE SHEETS

	December 31
	2017	2016
	(In thousands)
ASSETS
Cash and cash equivalents	$94,646	$57,917
Accounts receivable from affiliates	9,189	—
Other current assets	1,714	2,518
Investment in subsidiaries
HBB	—	44,057
KC	—	21,394
NACoal	141,174	105,645
Other, primarily Bellaire	13,340	14,463
	154,514	185,559
Property, plant and equipment, net	310	935
Other non-current assets	9,550	13,870
Total Assets	$269,923	$260,799
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$7,627	$7,055
Current intercompany accounts payable, net	11,858	1,406
Note payable to Bellaire	17,850	18,100
Deferred compensation	12,939	13,578
Other non-current liabilities	201	367
Stockholders’ equity	219,448	220,293
Total Liabilities and Stockholders’ Equity	$269,923	$260,799
See Notes to Parent Company Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2017	2016	2015
	(In thousands)
(Income) expense:
Intercompany interest expense	$1,256	$1,285	$1,309
Other, net	(314)	(332)	(270)
	942	953	1,039
Administrative and general expenses	6,466	6,881	3,704
Loss before income taxes	(7,408)	(7,834)	(4,743)
Income tax benefit	(366)	(2,295)	(1,496)
Net loss before equity in earnings of subsidiaries	(7,042)	(5,539)	(3,247)
Equity in earnings of subsidiaries	35,505	8,495	5,520
Income from continuing operations	28,463	2,956	2,273
Discontinued operations, net of tax	$1,874	$26,651	$19,711
Net income	30,337	29,607	21,984
Foreign currency translation adjustment	1,725	(2,078)	(2,756)
Deferred gain on available for sale securities, net of tax	834	413	17
Current period cash flow hedging activity, net of $941 tax expense in 2017, $73 tax benefit in 2016 and $357 tax benefit in 2015	1,543	(252)	(577)
Reclassification of hedging activities into earnings, net of $1,255 tax expense in 2017, $419 tax benefit in 2016 and $191 tax benefit in 2015	(2,369)	757	409
Current period pension and postretirement plan adjustment, net of $440 tax expense in 2017, $1,098 tax benefit in 2016 and $1,222 tax benefit in 2015	749	(2,011)	(1,204)
Reclassification of pension and postretirement adjustments into earnings, net of $363 tax benefit in 2017, $408 tax benefit in 2016 and $420 tax benefit in 2015	582	688	856
Total other comprehensive income (loss)	3,064	(2,483)	(3,255)
Comprehensive Income	$33,401	$27,124	$18,729
See Notes to Parent Company Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2017	2016	2015
	(In thousands)
Operating Activities
Income from continuing operations	$28,463	$2,956	$2,273
Equity in earnings of subsidiaries	35,505	8,495	5,520
Parent company only net loss	(7,042)	(5,539)	(3,247)
Net changes related to operating activities	7,881	2,684	(11,015)
Net cash provided by (used for) operating activities	839	(2,855)	(14,262)
Investing Activities
Proceeds from the sale of assets	834	—	—
Expenditures for property, plant and equipment	(12)	(25)	(328)
Net cash used for investing activities	822	(25)	(328)
Financing Activities
Dividends received from subsidiaries	4,000	52,200	15,000
Dividends received from Hamilton Beach Brands Holding Company	38,000	—	—
Notes payable to Bellaire	(250)	(600)	—
Purchase of treasury shares	—	(6,044)	(24,010)
Cash dividends paid	(6,682)	(7,262)	(7,296)
Other	—	(3)	(13)
Net cash provided by (used for) financing activities	35,068	38,291	(16,319)
Cash and cash equivalents
Increase (decrease) for the period	36,729	35,411	(30,909)
Balance at the beginning of the period	57,917	22,506	53,415
Balance at the end of the period	$94,646	$57,917	$22,506
See Notes to Parent Company Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO PARENT COMPANY CONDENSED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2017, 2016 AND 2015
The notes to Consolidated Financial Statements, incorporated in Item 15 of this Form 10-K, are hereby incorporated by reference into these Notes to Parent Company Condensed Financial Statements.
NOTE A — ACCOUNTING POLICIES
NACCO Industries, Inc. (the parent company or “NACCO”) is a holding company that operates primarily in the mining industry. In the Parent Company Condensed Financial Statements, NACCO's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. NACCO's share of net income of unconsolidated subsidiaries is included in net income using the equity method. Parent Company financial statements should be read in conjunction with the Company's consolidated financial statements.
NOTE B — LONG-TERM OBLIGATIONS AND GUARANTEES
It is NACCO's policy not to guarantee the debt of NACoal.
NOTE C — UNRESTRICTED CASH
The amount of unrestricted cash available to NACCO, included in “Investment in subsidiaries,” was $0.3 million at December 31, 2017 and was in addition to the $94.6 million of cash included in the Parent Company Condensed Balance Sheet at December 31, 2017.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
YEAR ENDED DECEMBER 31, 2017, 2016 AND 2015

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts — Describe	Deductions — Describe	Balance at End of Period (A)
(In thousands)
2017
Reserves deducted from asset accounts:
Deferred tax valuation allowances	$12,881	$699	$(1)	—	$13,579
2016
Reserves deducted from asset accounts:
Deferred tax valuation allowances	$10,433	$2,426	$22	$—	$12,881
2015
Reserves deducted from asset accounts:
Deferred tax valuation allowances	$7,615	$2,315	$503	$—	$10,433

(A)	Balances which are not required to be presented and those which are immaterial have been omitted.