Form 10-Q
period 2018-03-31
NACCO INDUSTRIES INC
filed 2018-05-02
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

YES ☐ NO ☑

Number of shares of Class A Common Stock outstanding at April 27, 2018: 5,367,858
Number of shares of Class B Common Stock outstanding at April 27, 2018: 1,569,546

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31 2018	DECEMBER 31 2017
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$83,403	$101,600
Accounts receivable, net	14,004	14,611
Accounts receivable from affiliates	21,693	19,919
Inventories, net	30,115	30,015
Prepaid expenses and other	13,074	10,843
Total current assets	162,289	176,988
Property, plant and equipment, net	119,811	120,068
Intangibles, net	42,870	43,554
Deferred income taxes	4,465	5,962
Investments in unconsolidated subsidiaries	18,679	16,335
Deferred costs	3,555	3,582
Other non-current assets	22,507	23,063
Total assets	$374,176	$389,552
LIABILITIES AND EQUITY
Accounts payable	$8,174	$7,575
Accounts payable to affiliates	237	1,925
Revolving credit agreements	15,000	15,000
Current maturities of long-term debt	1,081	1,125
Accrued payroll	6,010	17,204
Asset retirement obligations	3,092	3,092
Other current liabilities	7,245	8,055
Total current liabilities	40,839	53,976
Long-term debt	34,687	42,021
Asset retirement obligations	35,907	37,005
Pension and other postretirement obligations	11,293	11,827
Deferred compensation	12,939	12,939
Other long-term liabilities	13,629	12,336
Total liabilities	149,294	170,104
Stockholders' equity
Common stock:
Class A, par value $1 per share, 5,369,326 shares outstanding (December 31, 2017 - 5,282,106 shares outstanding)	5,369	5,282
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,569,746 shares outstanding (December 31, 2017 - 1,570,146 shares outstanding)	1,570	1,570
Capital in excess of par value	4,537	4,447
Retained earnings	226,513	216,490
Accumulated other comprehensive loss	(13,107)	(8,341)
Total stockholders' equity	224,882	219,448
Total liabilities and equity	$374,176	$389,552

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31
	2018	2017
	(In thousands, except per share data)
Revenues	$31,200	$28,300
Cost of sales	25,776	23,742
Gross profit	5,424	4,558
Earnings of unconsolidated operations	15,555	14,955
Operating expenses
Selling, general and administrative expenses	10,627	9,520
Amortization of intangible assets	684	587
Gain on sale of assets	(53)	(400)
	11,258	9,707
Operating profit	9,721	9,806
Other expense (income)
Interest expense	646	932
Income from other unconsolidated affiliates	(315)	(308)
Closed mine obligations	379	383
Other, net, including interest income	31	(20)
	741	987
Income from continuing operations before income tax provision	8,980	8,819
Income tax provision from continuing operations	804	599
Income from continuing operations	8,176	8,220
Discontinued operations, net of tax expense of $1,071 in the three months ended March 31, 2017	—	(3,242)
Net income	$8,176	$4,978

Basic earnings (loss) per share:
Continuing operations	$1.19	$1.21
Discontinued operations	—	(0.48)
Basic earnings per share	$1.19	$0.73

Diluted earnings (loss) per share:
Continuing operations	$1.18	$1.20
Discontinued operations	—	(0.47)
Diluted earnings per share	$1.18	$0.73

Dividends per share	$0.1650	$0.2675

Basic weighted average shares outstanding	6,894	6,806
Diluted weighted average shares outstanding	6,939	6,843

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED
	MARCH 31
	2018	2017
	(In thousands)
Net income	$8,176	$4,978
Foreign currency translation adjustment	—	1,071
Deferred gain on equity securities	—	226
Current period cash flow hedging activity, net of $86 tax benefit in the three months ended March 31, 2017	—	(239)
Reclassification of hedging activities into earnings, net of $12 tax benefit in the three months ended March 31, 2017	—	6
Reclassification of pension and postretirement adjustments into earnings, net of $35 and $50 tax benefit in the three months ended March 31, 2018 and March 31, 2017, respectively	140	176
Total other comprehensive income	140	1,240
Comprehensive income	$8,316	$6,218

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31
	2018	2017
	(In thousands)
Operating activities
Net income	$8,176	$4,978
Loss from discontinued operations	—	(3,242)
Income from continuing operations	8,176	8,220
Adjustments to reconcile income from continuing operations to net cash used for operating activities:
Depreciation, depletion and amortization	3,397	3,180
Amortization of deferred financing fees	84	93
Deferred income taxes	1,497	987
Other	(3,426)	(6,577)
Working capital changes:
Affiliates receivable/payable	(96)	2,679
Accounts receivable	(321)	(12,852)
Inventories	(100)	(339)
Other current assets	(2,119)	(2,561)
Accounts payable	(1,135)	614
Income taxes receivable/payable	(1,124)	232
Other current liabilities	(12,862)	(13,719)
Net cash used for operating activities of continuing operations	(8,029)	(20,043)
Net cash used for operating activities of discontinued operations	—	(22,161)
Net cash used for operating activities	(8,029)	(42,204)

Investing activities
Expenditures for property, plant and equipment	(2,452)	(3,425)
Proceeds from the sale of property, plant and equipment	55	611
Other	309	198
Net cash used for investing activities of continuing operations	(2,088)	(2,616)
Net cash used for investing activities of discontinued operations	—	(1,220)
Net cash used for investing activities	(2,088)	(3,836)

Financing activities
Additions to long-term debt	1,269	3,461
Reductions of long-term debt	(8,205)	(432)
Cash dividends paid	(1,144)	(1,827)
Cash dividends received from Hamilton Beach Brands Holding Co. (See Note 10)	—	3,000
Net cash (used for) provided by financing activities of continuing operations	(8,080)	4,202
Net cash provided by financing activities of discontinued operations	—	17,263
Net cash (used for) provided by financing activities	(8,080)	21,465

Effect of exchange rate changes on cash of discontinued operations	—	353

Cash and cash equivalents
Total decrease for the period	(18,197)	(24,222)
Net change related to discontinued operations	—	5,765
Balance at the beginning of the period	101,600	69,308
Balance at the end of the period	$83,403	$50,851
See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Deferred Gain (Loss) on Equity Securities	Pension and Postretirement Plan Adjustment	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2018	$5,282	$1,570	$4,447	$216,490	$2,727	$(11,068)	$219,448
ASC 606 adoption (See Note 2)	—	—	—	(2,075)	—	—	(2,075)
ASU 2016-01 reclassification (See Note 2)	—	—	—	2,727	(2,727)	—	—
ASU 2018-02 reclassification (See Note 2)	—	—	—	2,339	—	(2,179)	160
Stock-based compensation	87	—	90	—	—	—	177
Net income	—	—	—	8,176	—	—	8,176
Cash dividends on Class A and Class B common stock: $0.1650 per share	—	—	—	(1,144)	—	—	(1,144)
Reclassification adjustment to net income	—	—	—	—	—	140	140
Balance, March 31, 2018	$5,369	$1,570	$4,537	$226,513	$—	$(13,107)	$224,882

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(In thousands, except as noted and per share amounts)

NOTE 1—Nature of Operations and Basis of Presentation

Nature of Operations: The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of NACCO Industries, Inc. (the “parent company” or “NACCO”) and its wholly owned subsidiaries (collectively, “NACCO Industries, Inc. and Subsidiaries” or the “Company”). Intercompany accounts and transactions are eliminated in consolidation. NACCO is the public holding company for The North American Coal Corporation.  The North American Coal Corporation and its affiliated companies (collectively, “NACoal”) operate surface mines that supply coal primarily to power generation companies under long-term contracts, and provide other value-added services to natural resource companies.  In addition, its North American Mining ("NAM") business operates and maintains draglines and other equipment under contracts with sellers of aggregates.

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

NACoal has the following operating coal mining subsidiaries: Bisti Fuels Company, LLC ("Bisti"), Caddo Creek Resources Company, LLC (“Caddo Creek”), Camino Real Fuels, LLC (“Camino Real”), The Coteau Properties Company (“Coteau”), Coyote Creek Mining Company, LLC (“Coyote Creek”), Demery Resources Company, LLC (“Demery”), The Falkirk Mining Company (“Falkirk”), Mississippi Lignite Mining Company (“MLMC”) and The Sabine Mining Company (“Sabine”). Liberty Fuels Company, LLC ("Liberty") ceased all mining and delivery of lignite in 2017 and commenced mine reclamation in 2018.

All of the operating coal mining subsidiaries other than MLMC are unconsolidated (collectively, the "Unconsolidated Operations"). The unconsolidated coal mining subsidiaries were formed to develop, construct and/or operate surface coal mines under long-term contracts and are capitalized primarily with debt financing provided by or supported by their respective customers, and without recourse to NACCO and NACoal. Although NACoal owns 100% of the equity and manages the daily operations of the Unconsolidated Operations, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities or absorb any expected losses without additional support from the customers. The customers have a controlling financial interest and have the power to direct the activities that most significantly affect the economic performance of the entities. As a result, NACoal is not the primary beneficiary and therefore does not consolidate these entities' financial positions or results of operations. The income taxes resulting from operations of the Unconsolidated Operations are solely the responsibility of the Company. The pre-tax income from the Unconsolidated Operations is reported on the line “Earnings of unconsolidated operations” in the Consolidated Statements of Operations, with related taxes included in the provision for income taxes. The Company has included the pre-tax earnings of the Unconsolidated Operations above operating profit as they are an integral component of the Company's business and operating results.

The contracts with the customers of the unconsolidated subsidiaries eliminate exposure to spot coal market price fluctuations and are based on a "management fee" approach, whereby compensation includes reimbursement of all operating costs, plus a fee based on the amount of coal or limestone delivered. The fees earned adjust over time in line with various indices which reflect general U.S. inflation rates.

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

NAM provides value-added services for independently owned limestone quarries and is reimbursed by its customers based on actual costs plus a management fee per unit of limestone delivered. The financial results for NAM are included in the consolidated operations or Unconsolidated Operations based on each entity's structure.

NACoal also provides coal handling, processing and drying services for a number of customers. For example, NoDak Energy Services, LLC ("NoDak") operates and maintains a coal processing facility for a customer's power plant. The pre-tax income from NoDak is reported on the line "Income from other unconsolidated affiliates" in the "Other expense (income)" section of the Consolidated Statements of Operations, with the related income taxes included in the provision for income taxes. North

American Coal Royalty Company, a consolidated entity, provides surface and mineral acquisition and lease maintenance services related to the Company's operations.

All of the unconsolidated subsidiaries are accounted for under the equity method. See Note 6 for further discussion.

Basis of Presentation: These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at March 31, 2018 and the results of its operations, comprehensive income (loss), cash flows and changes in equity for the three months ended March 31, 2018 and 2017 have been included. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. GAAP for complete financial statements.

Reclassifications: As a result of the reclassification of HBBHC to discontinued operations and the adoption of new accounting standards, certain amounts in the prior period Unaudited Condensed Consolidated Financial Statements have been reclassified to conform to the current period's presentation.

NOTE 2—Recently Issued Accounting Standards

Revenue Recognition: The Company accounts for revenue in accordance with Accounting Standards Codification ("ASC") Topic 606, "Revenue from Contracts with Customers", which NACCO adopted on January 1, 2018, using the modified retrospective method. The adoption of ASC 606 resulted in the establishment of a $2.6 million contract liability and a $2.1 million cumulative effect adjustment to beginning retained earnings (net of tax of $0.5 million) as of January 1, 2018 to reflect the impact of changing the accounting for lease bonus payments received under certain royalty contracts. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period results are not adjusted and continue to be reported in accordance with our historical accounting under Topic 605.

Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

Nature of Performance Obligations
At contract inception, the Company assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each promised good or service that is distinct. To identify the performance obligations, the Company considers all of the goods or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices.
Each mine or mine area has a contract with its respective customer that represents a contract under ASC 606. For its consolidated entities, NACoal’s performance obligations vary by contract and consist of the following:
At MLMC, each MMBtu delivered during the production period is considered a separate performance obligation. Revenue is recognized at the point in time that control of each MMBtu of lignite transfers to the customer. Fluctuations in revenue from period to period generally result from changes in customer demand.
At NAM entities, the management service to oversee the operation of the equipment and delivery of limestone is the performance obligation accounted for as a series. Performance momentarily creates an asset that the customer simultaneously receives and consumes; therefore, control is transferred to the customer over time. Consistent with the conclusion that the customer simultaneously receives and consumes the benefits provided, an input-based measure of progress is appropriate. As each month of service is completed, revenue is recognized for the amount of actual costs incurred, plus the management fee and the general and administrative fee (as applicable). Fluctuations in revenue from period to period result from changes in customer demand and variances in reimbursable costs primarily due to increases and decreases in activity levels on individual contracts.
NACoal enters into royalty contracts which grant the right to its customers to explore, develop, produce and sell minerals controlled by the Company. These arrangements result in the transfer of mineral rights to a customer for a period of time;

however, no rights to the actual land are granted other than access for purposes of exploration, development, and production. The mineral rights revert back to NACoal at the expiration of the contract.
Under these royalty contracts, granting exclusive right, title, and interest in and to minerals, if any, is the performance obligation. The performance obligation under these contracts represents a series of distinct goods or services whereby each day of access that is provided is distinct. The transaction price consists of a variable sales based royalty and in certain arrangements a fixed component in the form of an up-front lease bonus payment. As the amount of consideration the Company will ultimately be entitled to is entirely susceptible to factors outside its control, the entire amount of variable consideration is constrained at contract inception. The fixed portion of the transaction price will be recognized over the primary term of the contract which is generally five years.
Significant Judgments
The Company’s contracts contain different types of variable consideration including, but not limited to, management fees that adjust based on limestone yards or coal volumes or MMBtu delivered, however, the terms of these variable payments relate specifically to our efforts to satisfy one or more, but not all of, the performance obligations (or to a specific outcome from satisfying the performance obligations), in the contract. Therefore, the Company allocates each variable payment (and subsequent changes to that payment) entirely to the specific performance obligation to which it relates. Management fees as well as general and administrative charges are also adjusted based on changes in specified indices (e.g. CPI) to compensate for general inflation changes. Index adjustments, if applicable, are effective prospectively. Certain contracts include reimbursement of actual costs incurred.

Disaggregation of Revenue
In accordance with ASC 606-10-50, the Company disaggregates revenue from contracts with customers into major goods and service lines and timing of transfer of goods and services. The Company determined that disaggregating revenue into these categories achieves the disclosure objective of depicting how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. As noted in the segment information footnote, the Company’s business consists of one operating segment, NACoal.

The following table disaggregates revenue by major sources (in thousands):

	THREE MONTHS ENDED
	MARCH 31
Major Goods/Service Lines	2018	2017 (1)
Consolidated operations - long-term contracts	$28,023	$25,201
Royalty	3,177	3,099
Total revenues	$31,200	$28,300

Timing of Revenue Recognition
Goods transferred at a point in time	$17,021	$16,915
Services transferred over time	14,179	11,385
Total revenues	$31,200	$28,300

(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.
Contract Balances
The opening and closing balances of the Company’s current and long-term contract liability, and receivables are as follows:

	Contract balances
	Accounts Receivable	Contract liability (current)	Contract liability (long-term)
Beginning balance January 1, 2018	$14,611	$860	$1,766
Ending balance March 31, 2018	14,004	860	1,458
Increase (decrease)	$(607)	$—	$(308)

As described above, NACoal enters into royalty contracts that grant exclusive right, title, and interest in and to minerals. The transaction price consists of a variable sales-based royalty and, in certain arrangements, a fixed component in the form of an up-front lease bonus payment. The timing of the payment of the fixed portion of the transaction price is upfront, however, the performance obligation is satisfied over the primary term of the contract, which is generally five years. Therefore, at the time any such up-front payment is received, a contract liability is recorded which represents deferred revenue. The difference between the opening and closing balance of this contract liability, which is shown above, primarily results from the difference between new lease bonus payments received and amortization of up-front lease bonus payments received in previous periods.

The amount of revenue recognized in the period that was included in the opening contract liability was $0.3 million. This revenue consists of up-front lease bonus payments received under royalty contracts that are recognized over the primary term of the royalty agreement, which is generally five years. The difference between the opening and closing balances of the Company’s accounts receivable and contract liabilities results from the timing difference between the Company’s performance and the customer’s payment. Contracts with payments in arrears are recognized as receivables. The Company expects to recognize an additional $0.7 million in the remainder of 2018, $0.5 million in 2019, $0.4 million in both 2020 and 2021 and $0.3 million in 2022.

The Company has no contract assets recognized from the costs to obtain or fulfill a contract with a customer.

Practical Expedients & Accounting Policy Elections
Remaining performance obligations - The Company has not disclosed the value of unsatisfied performance obligations for contracts with an original expected length of one year or more as the Company recognized revenue at the amount to which it has the right to invoice for goods delivered or services performed.
ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied. However, the guidance provides certain practical expedients that limit this requirement, including when variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a series.
As discussed above, the Company allocates the variable consideration in its contract entirely to each specific performance obligation to which it relates. Therefore, any remaining variable consideration in the transaction price is allocated entirely to wholly unsatisfied performance obligations. As such, the Company has not disclosed the value of unsatisfied performance obligations pursuant to the practical expedient.
Other Accounting Standards Adopted in 2018: In January 2016, the FASB issued Accounting Standard Update ("ASU") No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which NACCO adopted on January 1, 2018. The adoption of this guidance resulted in a $2.7 million reclassification within the Unaudited Condensed Consolidated Statements of Changes in Equity and did not have a material effect on the Company’s financial position, results of operations, cash flows and related disclosures. See Note 5 for further discussion.

In February 2018, the FASB issued ASU No. 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which NACCO adopted on January 1, 2018. The adoption of this guidance resulted in a $2.3 million reclassification within the Unaudited Condensed Consolidated Statements of Changes in Equity and did not have a material effect on the Company’s financial position, results of operations, cash flows and related disclosures.
Accounting Standards Not Yet Adopted: In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)," which requires an entity to recognize assets and liabilities for the rights and obligations created by leased assets. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, or as of January 1, 2019 for NACCO. The new standard requires lessees to record assets and liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company is currently in the process of evaluating its existing lease portfolio, including accumulating all of the information required to properly account for the leases under the new standard. Additionally, the Company is evaluating the need for a lease management system to assist in the accounting and additional changes to processes and internal controls to meet the standard’s reporting and disclosure requirements. While the Company is currently evaluating how and to what extent ASU 2016-02 will affect the Company's financial position, results of operations and related disclosures, it is not expected to have a material impact on liquidity or debt-covenant compliance.

NOTE 3—Inventories

Inventories are summarized as follows:

	MARCH 31 2018	DECEMBER 31 2017
Coal	$12,371	$13,416
Mining supplies	17,744	16,599
Total inventories	$30,115	$30,015

NOTE 4—Stockholders' Equity

Stock Repurchase Program: On February 14, 2018, the Company's Board of Directors approved a stock repurchase program ("2018 Stock Repurchase Program") providing for the purchase of up to $25 million of the Company's outstanding Class A Common Stock through December 31, 2019. The timing and amount of any repurchases under the 2018 Stock Repurchase Program are determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives, market conditions for the Company's Class A Common Stock and other legal and contractual restrictions. The 2018 Stock Repurchase Program does not require the Company to acquire any specific number of shares. It may be modified, suspended, extended or terminated by the Company at any time without prior notice and may be executed through open market purchases, privately negotiated transactions or otherwise. All or part of the repurchases under the 2018 Stock Repurchase Program may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so.

During the three months ended March 31, 2018, the Company did not repurchase any shares of Class A Common Stock under the 2018 Stock Repurchase Program.

NOTE 5—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Date	(Level 1)	(Level 2)	(Level 3)
	March 31, 2018
Assets:
Equity securities	$9,086	$9,086	$—	$—
Interest rate swap agreements	41	—	41	—
	$9,127	$9,086	$41	$—

	December 31, 2017
Assets:
Equity securities	$9,166	$9,166	$—	$—
Interest rate swap agreements	42	—	42	—
	$9,208	$9,166	$42	$—

Bellaire Corporation (“Bellaire”) is a non-operating subsidiary of the Company with legacy liabilities relating to closed mining operations, primarily former Eastern U.S. underground coal mining operations. In connection with Bellaire's normal permit renewal with the Pennsylvania Department of Environmental Protection ("DEP"), Bellaire established a $5.0 million mine water treatment trust (the "Mine Water Treatment Trust") to provide a financial assurance mechanism to assure the long-term treatment of post-mining discharges. Bellaire's Mine Water Treatment Trust invests in equity securities that are reported at fair value based upon quoted market prices in active markets for identical assets; therefore, they are classified as Level 1 within the fair value hierarchy. The Mine Water Treatment Trust has an unrealized pre-tax gain of $4.1 million as of March 31, 2018.

The Company uses significant other observable inputs to value derivative instruments used to hedge interest rate risk; therefore, they are classified within Level 2 of the valuation hierarchy. The fair value for these contracts is determined based on current interest rates.

There were no transfers into or out of Levels 1, 2 or 3 during the three months ended March 31, 2018 and 2017.

NOTE 6—Unconsolidated Subsidiaries

NACoal's wholly owned unconsolidated subsidiaries each meet the definition of a variable interest entity. See Note 1 for a discussion of these entities.

The investment in the unconsolidated subsidiaries and related tax positions totaled $18.7 million and $16.3 million at March 31, 2018 and December 31, 2017, respectively. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $5.9 million and $5.2 million at March 31, 2018 and December 31, 2017, respectively.

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

Summarized financial information for the unconsolidated subsidiaries is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2018	2017
Revenues	$183,046	$194,174
Gross profit	$21,144	$21,997
Income before income taxes	$16,122	$15,710

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

NOTE 8—Business Segments

Two of the Company’s former segments, Hamilton Beach Brands and Kitchen Collection, were spun-off on September 29, 2017. See Note 1 for a discussion of the Company's industry and the spin-off. There were no changes to the composition of the remaining segments, NACoal and NACCO and Other. NACCO's non-operating segment, NACCO and Other, includes the accounts of the parent company and Bellaire.

Financial information for each of NACCO's reportable segments is presented in the following table:

	THREE MONTHS ENDED
	MARCH 31
	2018	2017
Revenues
NACoal	$31,200	$28,300
Total	$31,200	$28,300

Operating profit (loss)
NACoal	$11,282	$11,326
NACCO and Other	(1,561)	(1,520)
Total	$9,721	$9,806

NOTE 9—Income Taxes

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (“TCJA”), which significantly revised U.S. tax law. Subsequent to the enactment of the TCJA, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides a measurement period of up to one year after the enactment date for companies to finalize the recognition of the income tax effects of the TCJA. As a result of the TCJA and pursuant to SAB 118, the Company provisionally recorded a discrete net tax benefit of $3.1 million during the year ended December 31, 2017 and no adjustments were recorded to that provisional amount during the three months ended March 31, 2018. The ultimate impact of the TCJA may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions, additional regulatory guidance that may be issued, and the computation of state income taxes as there is uncertainty on conformity to the U.S. federal tax system following the TCJA.

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

In connection with the spin-off of HBBHC, the Company and HBBHC entered into a Transition Services Agreement ("TSA"). Under the terms of the TSA, the Company provides various services to HBBHC on a transitional basis, as needed, for varying periods after the spin-off date. None of the transition services are expected to continue beyond September 29, 2018. NACCO received fees of $0.2 million in the first three months of 2018, recorded as a reduction to selling, general and administrative expenses, and expects to receive net aggregate fees of approximately $1.0 million over the term of the TSA from HBBHC.

As a result of the spin-off, the financial position, results of operations and cash flows of HBBHC are reflected as discontinued operations through the date of the spin-off in the Unaudited Condensed Consolidated Financial Statements. Discontinued operations includes the following results of HBBHC for the three months ended March 31, 2017:

THREE MONTHS ENDED
MARCH 31, 2017
HBBHC Operating Statement Data:
Revenues	$140,282
Cost of goods sold	105,705
Gross profit	34,577
Operating expenses	37,015
Operating loss	(2,438)
Interest expense	415
Other income, net	(682)
Loss before income taxes	(2,171)
Income tax benefit	(814)
HBBHC net loss	$(1,357)
NACCO discontinued operations income tax expense adjustment	1,885
NACCO discontinued operations	$(3,242)

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
Management's Discussion and Analysis of Financial Condition and Results of Operations includes NACCO Industries, Inc. (the “parent company” or “NACCO”) and its wholly owned subsidiaries (collectively, the “Company”). NACCO is the public holding company for The North American Coal Corporation.  The North American Coal Corporation and its affiliated companies (collectively, “NACoal”) operate surface mines that supply coal primarily to power generation companies under long-term contracts, and provide other value-added services to natural resource companies.  In addition, its North American Mining ("NAM") business operates and maintains draglines and other equipment under contracts with sellers of aggregates.  NACoal’s service-based business model aligns its operating goals with customers’ objectives.

Coal is surface mined from NACoal's mines in North Dakota, Texas, Mississippi, Louisiana and on the Navajo Nation in New Mexico. NACoal has the following operating coal mining subsidiaries: Bisti, Caddo Creek Resources Company, LLC (“Caddo Creek”), Camino Real Fuels, LLC (“Camino Real”), The Coteau Properties Company (“Coteau”), Coyote Creek Mining Company, LLC (“Coyote Creek”), Demery Resources Company, LLC (“Demery”), The Falkirk Mining Company (“Falkirk”), Mississippi Lignite Mining Company (“MLMC”) and The Sabine Mining Company (“Sabine”). Liberty Fuels Company, LLC ("Liberty") ceased all mining and delivery of lignite in 2017 and commenced mine reclamation in 2018.

NAM provides value-added services for independently owned limestone quarries and is reimbursed by its customers based on actual costs plus a management fee per unit of limestone delivered. The financial results for NAM are included in the consolidated mining operations or unconsolidated mining operations based on each entity's structure.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company has updated its revenue recognition policy in connection with the adoption of ASC 606 as further described in Note 2 to the accompanying Unaudited Condensed Consolidated Financial Statements.  Please also refer to the discussion of the Company's Critical Accounting Policies and Estimates as disclosed on pages 28 through 31 in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The Company's remaining Critical Accounting Policies and Estimates have not materially changed since December 31, 2017.

CONSOLIDATED FINANCIAL SUMMARY
The results of operations for NACCO were as follows for the three months ended March 31:

	THREE MONTHS
	2018	2017
NACoal operating profit (a)	$11,282	$11,326
NACCO and Other operating loss (a)	(1,561)	(1,520)
Operating profit (a)	9,721	9,806
Interest expense	646	932
Income from other unconsolidated affiliates	(315)	(308)
Closed mine obligations	379	383
Other, net, including interest income	31	(20)
Other expense, net	741	987
Income before income tax provision	8,980	8,819
Income tax provision	804	599
Income from continuing operations, net of tax	$8,176	$8,220
Discontinued operations, net of tax	—	(3,242)
Net income	$8,176	$4,978

Effective income tax rate from continuing operations	9.0%	6.8%

(a) All of NACCO's Revenues are attributable to NACoal. As a result, the Company's results of operations, including Revenues, Operating profit and Other expense, net, for NACoal and NACCO and Other are discussed below in "Segment Results." Amounts below income before income tax provision are analyzed on a consolidated basis.

Income Taxes

The Company evaluates and updates its estimated annual effective income tax rate on a quarterly basis based on current and forecasted operating results and tax laws. Consequently, based upon the mix and timing of actual earnings compared to projections of earnings between entities that benefit from percentage depletion and those that do not, the effective tax rate may vary quarterly. The quarterly income tax provision is generally comprised of tax expense on income or benefit on loss at the most recent estimated annual effective income tax rate, adjusted for the effect of discrete items. See Note 9 to the Unaudited Condensed Consolidated Financial Statements for further discussion of the Company's income taxes.

Liquidity and Capital Resources of NACCO

Financing arrangements are obtained and maintained at the subsidiary level. NACCO has not guaranteed any borrowings of its subsidiaries. The credit agreement at NACoal allows for the payment to NACCO of dividends and advances under certain circumstances as described below under "The North American Coal Corporation - Liquidity and Capital Resources - Financing Activities". Dividends (to the extent permitted by NACoal's credit agreement) and management fees are the primary sources of cash for NACCO and enable the Company to pay dividends to stockholders.

Capital Structure

NACCO's consolidated capital structure is presented below:

	MARCH 31 2018	DECEMBER 31 2017	Change
Cash and cash equivalents	$83,403	$101,600	$(18,197)
Other net tangible assets	170,264	153,791	16,473
Intangible assets, net	42,870	43,554	(684)
Net assets	296,537	298,945	(2,408)
Total debt	(50,768)	(58,146)	7,378
Bellaire closed mine obligations	(20,887)	(21,351)	464
Total equity	$224,882	$219,448	$5,434
Debt to total capitalization	18%	21%	(3)%
The components of change are discussed below in "Segment Results."

NACCO Industries, Inc. Consolidated Outlook

In 2018, NACCO expects consolidated income before income tax from continuing operations to decrease modestly compared with 2017 and expects an effective income tax rate in the range of 9% - 12%. The effective income tax rate is affected by items such as percentage depletion and the mix of earnings, including losses at entities with higher effective income tax rates.

Income before income tax in 2017 included $5.1 million of gains on sales of assets, mostly realized at Centennial. Excluding these gains, NACCO expects 2018 income before income tax to increase compared with the prior year primarily as a result of lower operating expenses, improved income at the unconsolidated operations and reduced interest expense. These improvements are expected to be partially offset by an anticipated substantial decrease in royalty and other income and a decrease in income at MLMC. Royalties on oil, gas and coal extracted by third parties are subject to changes in market forces and the activities of third parties, making it difficult to forecast whether recent high levels of income will continue.

Income from the unconsolidated operations is expected to be modestly higher in 2018 due in part to higher compensation at Liberty and increases at NAM's unconsolidated limestone operations as a result of new contracts signed in 2017 and increased customer demand.

Bisti, one of NACoal's unconsolidated operations, operates the Navajo Mine, which supplies coal to the Four Corners Generating Station.  The owners of the Four Corners Generating Station are in the process of installing additional environmental controls at the plant. This installation limited the plant’s ability to take coal deliveries in the first quarter of 2018 and is expected to continue to limit deliveries in the second quarter, resulting in a reduction in coal deliveries and income in the first half of 2018 compared with 2017. Despite the anticipated lower deliveries and earnings in the first half of the year, principally in the first quarter, Bisti's full-year 2018 income is expected to be comparable to 2017, as an anticipated increase in Bisti's income in the second half of 2018 is expected to offset the decrease in the first half of the year. Once installation of this equipment is complete, this plant should enjoy the benefits of an improved environmental profile. Production at Bisti is anticipated to be 5 million to 6 million tons of coal per year when the plant is operating at expected levels, which is currently anticipated to occur in 2019.

On June 28, 2017, Southern Company and its subsidiary, Mississippi Power, suspended operations involving the coal gasifier portion of the Kemper County energy facility. Liberty, an unconsolidated operation, was the sole supplier of coal to fuel the gasifier under its contract with Mississippi Power. On February 8, 2018, Mississippi Power instructed Liberty to permanently cease all mining and delivery of lignite and to commence mine reclamation. The terms of the contract specify that Mississippi Power is responsible for all mine closure costs. Under the contract, Liberty is specified as the contractor to complete final mine closure and receives compensation for these services. The customer’s decision to close the mine does not negatively impact the 2018 earnings outlook for Liberty, but it does unfavorably affect NACoal’s long-term earnings potential from this mine.

At the consolidated operations, MLMC's pre-tax income in the first half of 2018 is expected to decrease substantially from the first half of 2017, primarily as a result of an increase in the cost per ton delivered. In general, cost per ton delivered is lowest when the power plant requires a consistently high level of coal deliveries, primarily because costs are spread over more tons. Historically, periods of reduced or fluctuating deliveries, such as during planned or unplanned power plant outages or periods of fluctuating demand for electricity generated by the plant, have adversely affected MLMC's tons delivered, resulting in an increase in cost per ton delivered and reduced profitability. Pre-tax income in the second half of 2018 is expected to increase compared with the second half of 2017, but is not expected to fully offset the decrease from the first half of 2018. As a result, MLMC's full-year income is expected to decrease in 2018 compared with 2017. Customer demand in the second half of 2018 is expected to return to higher levels due to reduced plant outage days. If customer demand remains low at MLMC, it could continue to unfavorably affect NACoal's 2018 and future earnings significantly.

Centennial's pre-tax loss in 2018 is expected to be comparable to its 2017 pre-tax loss excluding gains on sales of assets of $3.1 million. Centennial will continue to evaluate strategies to optimize cash flow, including the continued assessment of a range of strategies for its remaining Alabama mineral reserves, including holding reserves with substantial unmined coal tons for sale or contract mining when conditions permit. Cash expenditures related to mine reclamation will continue until reclamation is complete, or ownership of, or responsibility for, the remaining mines is transferred.

Cash flow before financing activities is expected to decrease substantially in 2018 compared with 2017. Capital expenditures are expected to be up to $32 million in 2018, of which $2.4 million was expended in the first quarter. Planned expenditures at MLMC and NAM include expenditures for new and replacement equipment and land required for future mining. However, the timing of spending for some items could shift to later periods as capital expenditures can vary significantly in any given year based on the type of asset needed and its relative cost.

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

SEGMENT RESULTS

THE NORTH AMERICAN COAL CORPORATION

FINANCIAL REVIEW

Tons of coal delivered by NACoal's operating mines were as follows for the three months ended March 31 (in millions):

	THREE MONTHS
	2018	2017
Coteau	3.8	3.8
Falkirk	2.1	1.7
Sabine	1.1	1.0
Bisti	0.3	1.3
Camino Real	0.5	0.5
Coyote Creek	0.6	0.5
Other	0.1	0.4
Unconsolidated operations	8.5	9.2
MLMC	0.7	0.7
Total tons delivered	9.2	9.9
Cubic yards of limestone delivered by NAM were as follows for the three months ended March 31 (in millions):

	THREE MONTHS
	2018	2017
Unconsolidated operations	1.5	0.2
Consolidated operations	7.8	7.6
Total yards delivered	9.3	7.8

The results of operations for NACoal were as follows for the three months ended March 31:

	THREE MONTHS
	2018	2017
Revenue - consolidated operations	$28,023	$25,201
Revenue - royalty	3,177	3,099
Total revenues	31,200	28,300
Cost of sales - consolidated operations	25,360	23,184
Cost of sales - royalty	363	524
Total cost of sales	25,723	23,708
Gross profit	5,477	4,592
Earnings of unconsolidated operations(a)	15,555	14,955
Selling, general and administrative expenses	9,118	8,034
Amortization of intangible assets	684	587
(Gain) loss on sale of assets	(52)	(400)
Operating profit	11,282	11,326
Interest expense	646	932
Other (income) expense, including income from other unconsolidated affiliates	(282)	(243)
Income before income tax provision	$10,918	$10,637

(a) See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.

First Quarter of 2018 Compared with First Quarter of 2017

The following table identifies the components of change in revenues for the first quarter of 2018 compared with the first quarter of 2017:

Revenues
2017	$28,300
Increase (decrease) from:
Consolidated operations	2,787
Royalty	113
2018	$31,200

Revenues increased $2.9 million in the first quarter of 2018 compared with the first quarter of 2017 primarily due to higher reimbursed costs at NAM's consolidated operations.

The following table identifies the components of change in operating profit for the first quarter of 2018 compared with the first quarter of 2017:

Operating Profit
2017	$11,326
Centennial, excluding the net gain on sales of assets	1,379
Earnings of unconsolidated operations	600
Royalty	234
Selling, general and administrative expenses	(1,084)
Consolidated operations, excluding Centennial	(826)
Net gain on sale of assets, primarily Centennial	(347)
2018	$11,282

NACoal's operating profit in the first quarter of 2018 was comparable to the first quarter of 2017 as improved results at Centennial were offset by increased selling, general and administrative expenses. Centennial's operating profit increased primarily due to a $1.0 million revision of estimated cash flows for Centennial's asset retirement obligation. The increase in selling, general and administrative expenses was due to higher employee-related expenses, additional business development costs and increased professional fees.

Other changes in operating profit include a decrease in earnings at the consolidated operations, principally MLMC due to an increase in cost per ton delivered. This decrease was partially offset by an increase in earnings of unconsolidated operations mainly due to an increase in limestone deliveries at NAM’s unconsolidated operations, higher compensation at Liberty during the mine reclamation period despite the customer's decision to cease deliveries in the second half of 2017 and moderately increased earnings at other unconsolidated operations.  These improved earnings were partly offset by a decrease in results at Bisti due to fewer tons delivered.

Income before income tax provision increased primarily due to a $0.3 million decrease in interest expense attributable to lower average borrowings under NACoal's revolving credit facility in the first quarter of 2018 compared with 2017.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail NACoal's changes in cash flow for the three months ended March 31:

	2018	2017	Change
Operating activities:
Net cash provided by (used for) operating activities	2,468	(11,361)	13,829

Investing activities:
Expenditures for property, plant and equipment	(2,410)	(3,421)	1,011
Other	343	789	(446)
Net cash used for investing activities	(2,067)	(2,632)	565

Cash flow before financing activities	$401	$(13,993)	$14,394

The change in net cash provided by (used for) operating activities was primarily the result of a favorable working capital change during the first three months of 2018 compared with the first three months of 2017. The change in working capital was mainly the result of a significant increase in accounts receivable due to timing during the first three months of 2017 compared with the first three months of 2018.

The change in net cash used for investing activities was primarily attributable to the decrease in expenditures for property, plant and equipment at MLMC.

	2018	2017	Change
Financing activities:
Net reductions to long-term debt and revolving credit agreements	$(6,936)	$3,029	$(9,965)
Net cash (used for) provided by financing activities	$(6,936)	$3,029	$(9,965)

The change in net cash (used for) provided by financing activities was primarily from a reduction in borrowings on NACoal's revolving credit facility during the first three months of 2018 when compared with the first three months of 2017.

Financing Activities

NACoal has an unsecured revolving line of credit of up to $150.0 million (the “NACoal Facility”) that expires in August 2022. Borrowings outstanding under the NACoal Facility were $42.0 million at March 31, 2018. At March 31, 2018, the excess availability under the NACoal Facility was $106.6 million, which reflects a reduction for outstanding letters of credit of $1.4 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective March 31, 2018, for base rate and LIBOR loans were 1.00% and 2.00%, respectively. The NACoal Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.35% on the unused commitment at March 31, 2018. The floating rate of interest applicable to the NACoal Facility at March 31, 2018 was 3.39% including the floating rate margin and the effect of an interest rate swap agreement.

The NACoal Facility contains restrictive covenants, which require, among other things, NACoal to maintain a maximum debt to EBITDA ratio of 3.00 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The NACoal Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 2.00 to 1.00, or if greater than 2.00 to 1.00, a Fixed Charge Coverage Ratio of 1.10 to 1.00, in conjunction with maintaining unused availability thresholds of borrowing capacity, as defined in the NACoal Facility, of $15.0 million. At March 31, 2018, NACoal was in compliance with all financial covenants in the NACoal Facility.

NACoal believes funds available from cash on hand at the Company, the NACoal Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the NACoal Facility.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2017, there have been no significant changes in the total amount of NACoal's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 39 in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of certain guarantees related to Coyote Creek.

Capital Expenditures

Expenditures for property, plant and equipment were $2.4 million during the first three months of 2018. NACoal estimates that its capital expenditures for the remainder of 2018 could be up to $29.6 million for new and replacement equipment and land required for future mining. These expenditures are expected to be funded from internally generated funds and bank borrowings.

Capital Structure

NACoal's capital structure is presented below:

	MARCH 31 2018	DECEMBER 31 2017	Change
Cash and cash equivalents	$146	$6,681	$(6,535)
Other net tangible assets	156,706	149,085	7,621
Coal supply agreements, net	42,870	43,554	(684)
Net assets	199,722	199,320	402
Total debt	(50,768)	(58,146)	7,378
Total equity	$148,954	$141,174	$7,780
Debt to total capitalization	25%	29%	(4)%

The increase in net assets was due to the change in other net tangible assets, which was primarily the result of a decrease in accrued payroll, partially offset by the change in cash and cash equivalents from a reduction in borrowings on NACoal's revolving credit facility during the first three months of 2018.

NACCO AND OTHER

FINANCIAL REVIEW

Operating Results

The results of operations at NACCO and Other were as follows for the three months ended March 31:

	THREE MONTHS
	2018	2017
Revenues	$—	$—
Operating loss	$(1,561)	$(1,520)
Other expense	$377	$298
Loss before income tax provision (benefit)	$(1,938)	$(1,818)

First Quarter of 2018 Compared with First Quarter of 2017

NACCO and Other's operating loss in the first quarter of 2018 was comparable to the first quarter of 2017 as a reduction in management fees charged to the subsidiaries was partially offset by lower employee-related expenses. The management fees charged to NACoal represent an allocation of corporate overhead of the parent company. The first quarter of 2017 includes $1.0 million of management fees related to HBBHC.
In connection with the spin-off of HBBHC, the Company and HBBHC entered into a Transition Services Agreement ("TSA"). Under the terms of the TSA, the Company will provide various services to HBBHC on a transitional basis, as needed, for varying periods after the spin-off date. None of the transition services are expected to continue beyond September 29, 2018. NACCO received fees of $0.2 million in the first three months of 2018, recorded as a reduction to selling, general and administrative expenses, and expects to receive net aggregate fees of approximately $1.0 million over the term of the TSA from HBBHC. Upon expiration of the TSA, NACCO will no longer receive fees or incur expenses related to providing services to HBBHC.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2017, there have been no significant changes in the total amount of NACCO and Other contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 43 in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) changes in tax laws or regulatory requirements, including changes in mining or power plant emission regulations and health, safety or environmental legislation, (2) changes in costs related to geological conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (3) regulatory actions, changes in mining permit requirements or delays in obtaining mining permits that could affect deliveries to customers, (4) weather conditions, extended power plant outages, liquidity events or other events that would change the level of customers' coal or limestone requirements, (5) weather or equipment problems that could affect deliveries to customers, (6) changes in the power industry that would affect demand for NACoal's reserves, (7) changes in the costs to reclaim NACoal mining areas, (8) costs to pursue and develop new mining and value-added service opportunities, (9) changes to or termination of a long-term mining contract, or a customer default under a contract, (10) delays or reductions in coal deliveries at NACoal's mines, (11) increased competition, including consolidation within the industry, and (12) the possibility that the impact of the U.S. Tax Cuts and Jobs Act could be less favorable than current estimates.

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

The fair value of the Company's interest rate swap agreements was a net asset of less than $0.1 million at March 31, 2018. A hypothetical 10% change in interest rates would not cause a material change in the fair value of the interest rate swap agreements at March 31, 2018 and, assuming no changes in the Company's financial structure as it stands, would not have a material effect on annual interest expense.

COMMODITY PRICE RISK
The Company uses certain commodities, including steel and diesel fuel, in the normal course of its operations. As such, the cost of operations is subject to variability as the market for these commodities changes. The Company monitors this risk and utilizes forward purchase contracts to manage a portion of NACoal's exposure related to diesel fuel volatility. There were no material changes in the Company's commodity price risk during the first quarter of 2018.

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

Changes in internal control over financial reporting: During the first quarter of 2018, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
None.

Item 1A    Risk Factors
No material changes to the risk factors from the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3    Defaults Upon Senior Securities
None.

Item 4    Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 filed with this Quarterly Report on Form 10-Q for the period ended March 31, 2018.

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

NACCO Industries, Inc. (Registrant)
Date:	May 2, 2018	/s/ Elizabeth I. Loveman
Elizabeth I. Loveman
Vice President and Controller (principal financial and accounting officer)