Form 10-Q
period 2018-06-30
NACCO INDUSTRIES INC
filed 2018-08-01
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

YES ☐ NO ☑

Number of shares of Class A Common Stock outstanding at July 27, 2018: 5,374,894
Number of shares of Class B Common Stock outstanding at July 27, 2018: 1,569,250

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30 2018	DECEMBER 31 2017
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$79,952	$101,600
Accounts receivable, net	17,908	14,611
Accounts receivable from affiliates	12,664	19,919
Inventories, net	29,159	30,015
Prepaid expenses and other	12,703	10,843
Total current assets	152,386	176,988
Property, plant and equipment, net	123,632	120,068
Intangibles, net	42,056	43,554
Deferred income taxes	2,663	5,962
Investments in unconsolidated subsidiaries	18,444	16,335
Deferred costs	3,527	3,582
Other non-current assets	23,310	23,063
Total assets	$366,018	$389,552
LIABILITIES AND EQUITY
Accounts payable	$9,120	$7,575
Accounts payable to affiliates	4,609	1,925
Revolving credit agreements	12,000	15,000
Current maturities of long-term debt	1,037	1,125
Accrued payroll	9,627	17,204
Asset retirement obligations	3,092	3,092
Other current liabilities	6,436	8,055
Total current liabilities	45,921	53,976
Long-term debt	14,946	42,021
Asset retirement obligations	36,348	37,005
Pension and other postretirement obligations	10,917	11,827
Deferred compensation	12,939	12,939
Other long-term liabilities	13,975	12,336
Total liabilities	135,046	170,104
Stockholders' equity
Common stock:
Class A, par value $1 per share, 5,374,722 shares outstanding (December 31, 2017 - 5,282,106 shares outstanding)	5,375	5,282
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,569,422 shares outstanding (December 31, 2017 - 1,570,146 shares outstanding)	1,569	1,570
Capital in excess of par value	5,269	4,447
Retained earnings	231,761	216,490
Accumulated other comprehensive loss	(13,002)	(8,341)
Total stockholders' equity	230,972	219,448
Total liabilities and equity	$366,018	$389,552

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2018	2017	2018	2017
	(In thousands, except per share data)
Revenues	$33,681	$28,100	$64,881	$56,400
Cost of sales	28,835	23,503	54,611	47,245
Gross profit	4,846	4,597	10,270	9,155
Earnings of unconsolidated operations	15,423	13,475	30,978	28,430
Operating expenses
Selling, general and administrative expenses	11,863	10,566	22,490	20,086
Amortization of intangible assets	814	619	1,498	1,206
Gain on sale of assets	(210)	(2,625)	(263)	(3,025)
	12,467	8,560	23,725	18,267
Operating profit	7,802	9,512	17,523	19,318
Other expense (income)
Interest expense	569	928	1,215	1,860
Income from other unconsolidated affiliates	(318)	(311)	(633)	(619)
Closed mine obligations	343	352	722	735
Other, net, including interest income	(373)	(29)	(342)	(49)
	221	940	962	1,927
Income from continuing operations before income tax provision	7,581	8,572	16,561	17,391
Income tax provision from continuing operations	1,188	1,340	1,992	1,939
Income from continuing operations	6,393	7,232	14,569	15,452
Discontinued operations, net of tax expense of $2,443 and $3,514 in the three and six months ended June 30, 2017, respectively.	—	(444)	—	(3,686)
Net income	$6,393	$6,788	$14,569	$11,766

Basic earnings (loss) per share:
Continuing operations	$0.92	$1.06	$2.11	$2.27
Discontinued operations	—	(0.07)	—	(0.54)
Basic earnings per share	$0.92	$0.99	$2.11	$1.73

Diluted earnings (loss) per share:
Continuing operations	$0.92	$1.06	$2.10	$2.26
Discontinued operations	—	(0.07)	—	(0.54)
Diluted earnings per share	$0.92	$0.99	$2.10	$1.72

Dividends per share	$0.1650	$0.2725	$0.3300	$0.5400

Basic weighted average shares outstanding	6,940	6,835	6,914	6,818
Diluted weighted average shares outstanding	6,940	6,850	6,939	6,847

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2018	2017	2018	2017
	(In thousands)
Net income	$6,393	$6,788	$14,569	$11,766
Foreign currency translation adjustment	—	672	—	1,743
Deferred gain on equity securities	—	238	—	464
Current period cash flow hedging activity, net of $283 and $369 tax benefit in the three and six months ended June 30, 2017, respectively.	—	(620)	—	(859)
Reclassification of hedging activities into earnings, net of $77 and $89 tax benefit in the three and six months ended June 30, 2017, respectively.	—	134	—	140
Reclassification of pension and postretirement adjustments into earnings, net of $26 and $61 tax benefit in the three and six months ended June 30, 2018, respectively, net of $140 and $190 tax benefit in the three and six months ended June 30, 2017, respectively.	105	148	245	324
Total other comprehensive income	105	572	245	1,812
Comprehensive income	$6,498	$7,360	$14,814	$13,578

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30
	2018	2017
	(In thousands)
Operating activities
Net income	$14,569	$11,766
Loss from discontinued operations	—	(3,686)
Income from continuing operations	14,569	15,452
Adjustments to reconcile income from continuing operations to net cash provided by (used for) operating activities:
Depreciation, depletion and amortization	7,120	6,423
Amortization of deferred financing fees	167	185
Deferred income taxes	3,299	2,514
Other	(3,138)	(1,179)
Working capital changes:
Affiliates receivable/payable	6,420	8,685
Accounts receivable	(1,350)	(7,351)
Inventories	857	533
Other current assets	(2,062)	(2,850)
Accounts payable	4,174	388
Income taxes receivable/payable	(1,481)	(121)
Other current liabilities	(9,879)	(8,165)
Net cash provided by operating activities of continuing operations	18,696	14,514
Net cash used for operating activities of discontinued operations	—	(16,261)
Net cash provided by (used for) operating activities	18,696	(1,747)

Investing activities
Expenditures for property, plant and equipment	(9,182)	(5,700)
Proceeds from the sale of property, plant and equipment	274	1,453
Other	628	617
Net cash used for investing activities of continuing operations	(8,280)	(3,630)
Net cash used for investing activities of discontinued operations	—	(2,378)
Net cash used for investing activities	(8,280)	(6,008)

Financing activities
Additions to long-term debt	691	193
Reductions of long-term debt	(30,411)	(24,814)
Cash dividends paid	(2,289)	(3,690)
Cash dividends received from Hamilton Beach Brands Holding Co. (See Note 10)	—	3,000
Purchase of treasury shares	(55)	—
Net cash used for financing activities of continuing operations	(32,064)	(25,311)
Net cash provided by financing activities of discontinued operations	—	12,562
Net cash used for financing activities	(32,064)	(12,749)

Effect of exchange rate changes on cash of discontinued operations	—	65

Cash and cash equivalents
Total decrease for the period	(21,648)	(20,439)
Net change related to discontinued operations	—	6,012
Balance at the beginning of the period	101,600	69,308
Balance at the end of the period	$79,952	$54,881
See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Deferred Gain (Loss) on Equity Securities	Pension and Postretirement Plan Adjustment	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2018	$5,282	$1,570	$4,447	$216,490	$2,727	$(11,068)	$219,448
ASC 606 adoption (See Note 2)	—	—	—	(2,075)	—	—	(2,075)
ASU 2016-01 reclassification (See Note 2)	—	—	—	2,727	(2,727)	—	—
ASU 2018-02 reclassification (See Note 2)	—	—	—	2,339	—	(2,179)	160
Stock-based compensation	94	—	875	—	—	—	969
Purchase of treasury shares	(2)	—	(53)	—	—	—	(55)
Conversion of Class B to Class A shares	1	(1)	—	—	—	—	—
Net income	—	—	—	14,569	—	—	14,569
Cash dividends on Class A and Class B common stock: $0.33 per share	—	—	—	(2,289)	—	—	(2,289)
Reclassification adjustment to net income	—	—	—	—	—	245	245
Balance, June 30, 2018	$5,375	$1,569	$5,269	$231,761	$—	$(13,002)	$230,972

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
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

Basis of Presentation: These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at June 30, 2018, the results of its operations, comprehensive income and cash flows for the six months ended June 30, 2018 and 2017 and the changes in equity for the six months ended June 30, 2018 have been included. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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
Under these royalty contracts, granting exclusive right, title, and interest in and to minerals, if any, is the performance obligation. The performance obligation under these contracts represents a series of distinct goods or services whereby each day of access that is provided is distinct. The transaction price consists of a variable sales-based royalty and, in certain arrangements, a fixed component in the form of an up-front lease bonus payment. As the amount of consideration the Company will ultimately be entitled to is entirely susceptible to factors outside its control, the entire amount of variable consideration is constrained at contract inception. The fixed portion of the transaction price will be recognized over the primary term of the contract, which is generally five years.
Significant Judgments
The Company’s contracts with its customers contain different types of variable consideration including, but not limited to, management fees that adjust based on limestone yards or coal volumes or MMBtu delivered, however, the terms of these variable payments relate specifically to our efforts to satisfy one or more, but not all of, the performance obligations (or to a specific outcome from satisfying the performance obligations), in the contract. Therefore, the Company allocates each variable payment (and subsequent changes to that payment) entirely to the specific performance obligation to which it relates. Management fees, as well as general and administrative charges, are also adjusted based on changes in specified indices (e.g. CPI) to compensate for general inflation changes. Index adjustments, if applicable, are effective prospectively. Certain contracts include reimbursement of actual costs incurred.

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

The following table disaggregates revenue by major sources (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
Major Goods/Service Lines	2018	2017 (1)	2018	2017(1)
Consolidated operations - long-term contracts	$29,960	$24,878	$57,983	$50,079
Royalty	3,721	3,222	6,898	6,321
Total revenues	$33,681	$28,100	$64,881	$56,400

Timing of Revenue Recognition
Goods transferred at a point in time	$20,174	$17,492	$37,195	$34,407
Services transferred over time	13,507	10,608	27,686	21,993
Total revenues	$33,681	$28,100	$64,881	$56,400

(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.
Contract Balances
The opening and closing balances of the Company’s current and long-term contract liability, and receivables are as follows:

	Contract balances
	Accounts Receivable	Contract liability (current)	Contract liability (long-term)
Balance, January 1, 2018	$14,611	$860	$1,766
Balance, June 30, 2018	17,908	685	1,356
Increase (decrease)	$3,297	$(175)	$(410)

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

The amount of revenue recognized in the three and six month periods ended June 30, 2018 that was included in the opening contract liability was $0.3 million and $0.6 million, respectively. This revenue consists of up-front lease bonus payments received under royalty contracts that are recognized over the primary term of the royalty agreement, which is generally five years. The Company expects to recognize an additional $0.4 million in the remainder of 2018, $0.5 million in 2019, $0.4 million in both 2020 and 2021 and $0.2 million in 2022. The difference between the opening and closing balances of the Company’s accounts receivable and contract liabilities results from the timing difference between the Company’s performance and the customer’s payment. Contracts with payments in arrears are recognized as receivables.

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
Other Accounting Standards Adopted in 2018: In January 2016, the FASB issued Accounting Standard Update ("ASU") No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which NACCO adopted on January 1, 2018. The adoption of this guidance resulted in a $2.7 million reclassification within the Unaudited Condensed Consolidated Statement of Changes in Equity and did not have a material effect on the Company’s financial position, results of operations, cash flows and related disclosures. See Note 5 for further discussion.

In February 2018, the FASB issued ASU No. 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which NACCO adopted on January 1, 2018. The adoption of this guidance resulted in a $2.3 million reclassification within the Unaudited Condensed Consolidated Statement of Changes in Equity and did not have a material effect on the Company’s financial position, results of operations, cash flows and related disclosures.
Accounting Standards Not Yet Adopted: In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)," which requires an entity to recognize assets and liabilities for the rights and obligations created by leased assets. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, or as of January 1, 2019 for NACCO. The new standard requires lessees to record assets and liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company is currently in the process of evaluating its existing lease portfolio, including accumulating all of the information required to properly account for the leases under the new standard and any changes to processes and internal controls to meet the standard's reporting and disclosure requirements. The Company has selected a lease management system to assist with lease accounting. While the Company is still evaluating how and to what extent ASU 2016-02 will affect the Company's financial position, results of operations and related disclosures, it expects the adoption will result in a material increase to the assets and liabilities recorded on the Unaudited Condensed Consolidated Balance Sheet. The ASU is not expected to have a material impact on cash flows, liquidity or debt-covenant compliance.

NOTE 3—Inventories

Inventories are summarized as follows:

	JUNE 30 2018	DECEMBER 31 2017
Coal	$11,434	$13,416
Mining supplies	17,725	16,599
Total inventories	$29,159	$30,015

NOTE 4—Stockholders' Equity

Stock Repurchase Program: On February 14, 2018, the Company's Board of Directors approved a stock repurchase program ("2018 Stock Repurchase Program") providing for the repurchase of up to $25 million of the Company's outstanding Class A Common Stock through December 31, 2019. During the three and six months ended June 30, 2018, the Company repurchased $0.1 million of Class A Common Stock under the 2018 Stock Repurchase Program. The timing and amount of any repurchases under the 2018 Stock Repurchase Program are determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives, market conditions for the Company's Class A Common Stock and other legal and contractual restrictions. The 2018 Stock Repurchase Program does not require the Company to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Company without prior notice and may be executed through open market purchases, privately negotiated transactions or otherwise. All or part of the repurchases under the 2018 Stock Repurchase Program may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be restricted from doing so under applicable securities laws.

NOTE 5—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Date	(Level 1)	(Level 2)	(Level 3)
	June 30, 2018
Assets:
Equity securities	$9,285	$9,285	$—	$—
	$9,285	$9,285	$—	$—

	December 31, 2017
Assets:
Equity securities	$9,166	$9,166	$—	$—
Interest rate swap agreements	42	—	42	—
	$9,208	$9,166	$42	$—

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

On January 1, 2018, the Mine Water Treatment Trust's unrealized gain was reclassified within the Unaudited Condensed Consolidated Statement of Changes in Equity upon adoption of ASU No. 2016-01. See Note 2 for further information. The

Mine Water Treatment Trust realized a gain of $0.2 million and $0.1 million in the three and six months ended June 30, 2018, respectively, reported on the line "Other, net, including interest income" in the "Other expense (income)" section of the Consolidated Statements of Operations.

The Company uses significant other observable inputs to value derivative instruments used to hedge interest rate risk; therefore, they are classified within Level 2 of the valuation hierarchy. The fair value for these contracts is determined based on current interest rates.

There were no transfers into or out of Levels 1, 2 or 3 during the six months ended June 30, 2018 and 2017.

NOTE 6—Unconsolidated Subsidiaries

Each of NACoal's wholly owned unconsolidated subsidiaries meet the definition of a variable interest entity. See Note 1 for a discussion of these entities.

The investment in the unconsolidated subsidiaries and related tax positions totaled $18.4 million and $16.3 million at June 30, 2018 and December 31, 2017, respectively. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $5.8 million and $5.2 million at June 30, 2018 and December 31, 2017, respectively.

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

Summarized financial information for the unconsolidated subsidiaries is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2018	2017	2018	2017
Revenues	$182,018	$174,554	$365,064	$368,728
Gross profit	$20,405	$19,857	$41,468	$41,854
Income before income taxes	$15,456	$13,616	$31,578	$29,326

NOTE 7—Contingencies

Various legal and regulatory proceedings and claims have been or may be asserted against NACCO and certain subsidiaries relating to the conduct of their businesses. These proceedings and claims are incidental to the ordinary course of business of the Company. Management believes that it has meritorious defenses and will vigorously defend the Company in these actions. Any costs that management estimates will be paid as a result of these claims are accrued when the liability is considered probable and the amount can be reasonably estimated.  If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The Company does not accrue liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is probable or reasonably possible and which are material, the Company discloses the nature of the contingency and, in some circumstances, an estimate of the possible loss.

These matters are subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of an adverse impact on the Company’s financial position, results of operations and cash flows of the period in which the ruling occurs, or in future periods.

NOTE 8—Business Segments

Two of the Company’s former segments, Hamilton Beach Brands and Kitchen Collection, were spun-off on September 29, 2017. See Note 1 and Note 10 for a discussion of the Company's industry and the spin-off. There were no changes to the composition of the remaining segments, NACoal and NACCO and Other. NACCO's non-operating segment, NACCO and Other, includes the accounts of the parent company and Bellaire.

Financial information for each of NACCO's reportable segments is presented in the following table:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2018	2017	2018	2017
Revenues
NACoal	$33,681	$28,100	$64,881	$56,400
Total	$33,681	$28,100	$64,881	$56,400

Operating profit (loss)
NACoal	$9,522	$10,876	$20,804	$22,202
NACCO and Other	(1,720)	(1,364)	(3,281)	(2,884)
Total	$7,802	$9,512	$17,523	$19,318

NOTE 9—Income Taxes

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (“TCJA”), which significantly revised U.S. tax law. Subsequent to the enactment of the TCJA, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides a measurement period of up to one year after the enactment date for companies to finalize the recognition of the income tax effects of the TCJA. As a result of the TCJA and pursuant to SAB 118, the Company provisionally recorded a discrete net tax benefit of $3.1 million during the year ended December 31, 2017. The ultimate impact of the TCJA may differ from these provisional amounts due to, among other things, changes in interpretations and assumptions, additional regulatory guidance that may be issued, and the computation of state income taxes as there is uncertainty on conformity to the U.S. federal tax system following the TCJA. During the three and six months ended June 30, 2018, no adjustments were recorded to the provisional amount recognized in 2017. Any adjustment to the provisional amount will be recorded within the one year measurement period provided by SAB 118.

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

In connection with the spin-off of HBBHC, the Company and HBBHC entered into a Transition Services Agreement ("TSA"). Under the terms of the TSA, the Company provides various services to HBBHC on a transitional basis, as needed, for varying periods after the spin-off date. The transition services are materially complete. NACCO received fees of $0.2 million and $0.4 million in the three and six months ended June 30, 2018, recorded as a reduction to selling, general and administrative expenses.

As a result of the spin-off, the financial position, results of operations and cash flows of HBBHC are reflected as discontinued operations through the date of the spin-off in the Unaudited Condensed Consolidated Financial Statements. Discontinued operations includes the following results of HBBHC for the three and six months ended June 30, 2017:

	THREE MONTHS ENDED	SIX MONTHS ENDED
	JUNE 30, 2017	JUNE 30, 2017
HBBHC Operating Statement Data:
Revenues	$152,976	$293,258
Cost of goods sold	114,145	219,850
Gross profit	38,831	73,408
Operating expenses	36,667	73,682
Operating profit (loss)	2,164	(274)
Interest expense	462	877
Other income, net	(297)	(979)
Income (loss) before income taxes	1,999	(172)
Income tax expense (benefit)	760	(53)
HBBHC net income (loss)	$1,239	$(119)
NACCO discontinued operations income tax expense adjustment	1,683	3,567
NACCO discontinued operations	$(444)	$(3,686)

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

CONSOLIDATED FINANCIAL SUMMARY
The results of operations for NACCO were as follows for the six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2018	2017	2018	2017
NACoal operating profit (a)	$9,522	$10,876	$20,804	$22,202
NACCO and Other operating loss (a)	(1,720)	(1,364)	(3,281)	(2,884)
Operating profit (a)	7,802	9,512	17,523	19,318
Interest expense	569	928	1,215	1,860
Income from other unconsolidated affiliates	(318)	(311)	(633)	(619)
Closed mine obligations	343	352	722	735
Other, net, including interest income	(373)	(29)	(342)	(49)
Other expense, net	221	940	962	1,927
Income from continuing operations before income tax provision	7,581	8,572	16,561	17,391
Income tax provision	1,188	1,340	1,992	1,939
Income from continuing operations, net of tax	$6,393	$7,232	$14,569	$15,452
Discontinued operations, net of tax	—	(444)	—	(3,686)
Net income	$6,393	$6,788	$14,569	$11,766

Effective income tax rate from continuing operations	15.7%	15.6%	12.0%	11.1%

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

Liquidity and Capital Resources of NACCO

Financing arrangements are obtained and maintained at the subsidiary level. NACCO has not guaranteed any borrowings of its subsidiaries. The credit agreement at NACoal allows for the payment to NACCO of dividends and advances under certain circumstances as described below under "The North American Coal Corporation - Liquidity and Capital Resources - Financing Activities." Dividends (to the extent permitted by NACoal's credit agreement) and management fees are the primary sources of cash for NACCO and enable the Company to pay dividends to stockholders.

Capital Structure

NACCO's consolidated capital structure is presented below:

	JUNE 30 2018	DECEMBER 31 2017	Change
Cash and cash equivalents	$79,952	$101,600	$(21,648)
Other net tangible assets	157,784	153,791	3,993
Intangible assets, net	42,056	43,554	(1,498)
Net assets	279,792	298,945	(19,153)
Total debt	(27,983)	(58,146)	30,163
Bellaire closed mine obligations	(20,837)	(21,351)	514
Total equity	$230,972	$219,448	$11,524
Debt to total capitalization	11%	21%	(10)%
The components of change are discussed below in "Segment Results."

NACCO Industries, Inc. Consolidated Outlook

In the second half of 2018, NACCO expects consolidated income before income tax from continuing operations to increase substantially compared with the second half of 2017, resulting in an overall moderate increase in 2018 full year income before income tax from continuing operations over 2017. The Company expects an overall effective income tax rate in the range of 9% - 12% for 2018, compared with an effective income tax rate of 2.2% in 2017. In 2017, the Company applied the intraperiod tax allocation rules to allocate the provision for income taxes between continuing operations and discontinued operations, which produced results in 2017 that were neither comparable nor indicative of future expectations. As a result of the increase in the effective income tax rate, consolidated income from continuing operations in the second half of 2018 is expected to be comparable to the second half of 2017 and be down modestly for the 2018 full year compared with 2017.

Income before income tax in the second half of 2017 included $2.1 million of gains on sales of assets. Excluding these gains, NACCO expects income before income tax in the second half of 2018 to increase compared with the prior year primarily due to improved income at the consolidated operations, lower operating expenses mainly related to lower employee-related costs and reduced interest expense. These improvements are expected to be partially offset by a decrease in royalty and other income. Royalties on oil, gas and coal extracted by third parties are subject to changes in market forces and the activities of third parties, making it difficult to forecast whether recent high levels of income will continue.

At the consolidated operations, MLMC's pre-tax income in the second half of 2018 is expected to increase substantially over the second half of 2017 and the first half of 2018, primarily as a result of a reduction in the cost per ton of coal delivered during the second half of 2018. In general, cost per ton delivered is lowest when the power plant requires a consistently high level of coal deliveries, primarily because costs are spread over more tons. Historically, periods of reduced or fluctuating deliveries, such as during planned or unplanned power plant outages or periods of fluctuating demand for electricity generated by the plant, have adversely affected MLMC's tons delivered, resulting in an increase in cost per ton delivered and reduced profitability. Customer demand in the second half of 2018 is expected to return to higher levels because fewer plant outage days are expected compared with the prior year. Improved income in the second half of the year, primarily in the third quarter, is expected to offset the lower income in the first half of 2018 resulting in full-year 2018 income at MLMC that is comparable to 2017. If customer demand does not improve as expected at MLMC, it could unfavorably affect NACoal's 2018 earnings significantly.

Centennial's pre-tax loss in the second half of 2018 is expected to be comparable to 2017, excluding a $2.8 million reduction in its mine reclamation liability and a $1.0 million asset impairment charge realized in the prior year fourth quarter. Centennial will continue to evaluate strategies to optimize cash flow, including the continued assessment of a range of strategies for its remaining Alabama mineral reserves, including holding reserves with substantial unmined coal tons for sale or contract mining when conditions permit. Cash expenditures related to mine reclamation will continue until reclamation is complete, or ownership of, or responsibility for, the remaining mines is transferred.

Earnings from the unconsolidated operations in the second half of 2018 are expected to be comparable to the second half of 2017. An increase in tons delivered at Bisti as a result of the completion of work to install additional environmental controls at the customer's power plant and higher compensation at Liberty for mine closure work is expected to be offset by fewer tons delivered at other unconsolidated operations. Production at Bisti is anticipated to be 5 million to 6 million tons of coal per year when the plant is operating at expected levels, which is currently anticipated to occur in 2019.

Cash flow before financing activities is expected to decrease substantially in the second half of 2018 compared with the second half of 2017, resulting in an overall decrease in cash flow before financing activities for the 2018 full year. Capital expenditures are expected to be up to approximately $31 million in 2018, of which $9.1 million was expended in the first half of 2018. Planned expenditures at MLMC and NAM include expenditures for new and replacement equipment and land required for future mining. The timing and amount of capital expenditures may vary based on further refinement of capital needs and mine plans.

While the current regulatory environment for development of new coal projects has improved, continued low natural gas prices and growth in renewable energy sources, such as solar and wind, could unfavorably affect the amount of electricity generation attributable to coal-fired power plants over the longer term. NACoal continues to seek opportunities for new coal mining projects, although future opportunities are likely to be very limited. In addition, NACoal continues to pursue additional non-coal mining opportunities, principally related to its NAM business and elsewhere where it might provide value-added services. During the second quarter of 2018, NAM signed two new contracts with limestone customers. Operations under one contract are expected to commence in the fourth quarter of 2018, while operations under the second contract are expected to commence in early 2019.

SEGMENT RESULTS

THE NORTH AMERICAN COAL CORPORATION

FINANCIAL REVIEW

Tons of coal delivered by NACoal's operating mines were as follows for the three and six months ended June 30 (in millions):

	THREE MONTHS		SIX MONTHS
	2018	2017	2018	2017
Coteau	3.0	3.5	6.8	7.3
Falkirk	1.9	1.3	4.0	3.0
Sabine	0.9	0.5	2.0	1.5
Bisti	0.9	0.7	1.2	2.0
Camino Real	0.6	0.7	1.1	1.2
Coyote Creek	0.6	0.5	1.2	1.0
Other	0.1	0.3	0.2	0.7
Unconsolidated operations	8.0	7.5	16.5	16.7
MLMC	0.8	0.7	1.5	1.4
Total tons delivered	8.8	8.2	18.0	18.1
Cubic yards of limestone delivered by NAM were as follows for the three and six months ended June 30 (in millions):

	THREE MONTHS		SIX MONTHS
	2018	2017	2018	2017
Unconsolidated operations	1.2	0.5	2.7	0.7
Consolidated operations	7.2	7.4	15.0	15.0
Total yards delivered	8.4	7.9	17.7	15.7

The results of operations for NACoal were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2018	2017	2018	2017
Revenue - consolidated operations	$29,960	$24,878	$57,983	$50,079
Revenue - royalty	3,721	3,222	6,898	6,321
Total revenues	33,681	28,100	64,881	56,400
Cost of sales - consolidated operations	28,381	22,894	53,741	46,078
Cost of sales - royalty	379	562	742	1,086
Total cost of sales	28,760	23,456	54,483	47,164
Gross profit	4,921	4,644	10,398	9,236
Earnings of unconsolidated operations(a)	15,423	13,475	30,978	28,430
Selling, general and administrative expenses	10,219	9,249	19,337	17,283
Amortization of intangible assets	814	619	1,498	1,206
Gain on sale of assets	(211)	(2,625)	(263)	(3,025)
Operating profit	9,522	10,876	20,804	22,202
Interest expense	569	928	1,215	1,860
Other (income) expense, including income from other unconsolidated affiliates	(407)	(307)	(689)	(550)
Income before income tax provision	$9,360	$10,255	$20,278	$20,892

(a) See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.

Second Quarter of 2018 Compared with Second Quarter of 2017

The following table identifies the components of change in revenues for the second quarter of 2018 compared with the second quarter of 2017:

Revenues
2017	$28,100
Increase (decrease) from:
Consolidated operations	5,221
Royalty	360
2018	$33,681

Revenues increased $5.6 million in the second quarter of 2018 compared with the second quarter of 2017 primarily due to an increase in tons sold at MLMC as a result of increased customer requirements and higher reimbursed costs at NAM's consolidated operations.

The following table identifies the components of change in operating profit for the second quarter of 2018 compared with the second quarter of 2017:

Operating Profit
2017	$10,876
Increase (decrease) from:
Net gain on sale of assets	(2,415)
Consolidated operations, excluding Centennial	(1,010)
Selling, general and administrative expenses	(967)
Earnings of unconsolidated operations	1,948
Centennial, excluding the net gain on sales of assets	604
Royalty	486
2018	$9,522

NACoal's operating profit decreased in the second quarter of 2018 compared with the second quarter of 2017 primarily due to $2.6 million of gains on sales of assets in the second quarter of 2017, a decrease in results at the consolidated mines, principally MLMC, and an increase in Selling, general and administrative expenses due to an increase in professional fees. The decrease in operating profit at MLMC was primarily due to an increase in the cost per ton delivered, principally driven by higher repairs and maintenance. These decreases were partially offset by an increase in earnings of unconsolidated operations mainly due to an increase in tons delivered and higher compensation at Liberty during the mine reclamation period, as well as an improvement in Centennial's operating results and higher royalty income.

Income before income tax provision decreased primarily due to the items impacting operating profit, partially offset by a $0.3 million decrease in interest expense attributable to lower average borrowings under NACoal's revolving credit facility in the second quarter of 2018 compared with 2017.

First Six Months of 2018 Compared with First Six Months of 2017

The following table identifies the components of change in revenues for the first six months of 2018 compared with the first six months of 2017:

Revenues
2017	$56,400
Increase (decrease) from:
Consolidated operations	7,735
Royalty	746
2018	$64,881

Revenues increased $8.5 million in the first six months of 2018 compared with the first six months of 2017 primarily due to higher reimbursed costs at NAM's consolidated operations and an increase in tons sold at MLMC as a result of increased customer requirements.

The following table identifies the components of change in operating profit for the first six months of 2018 compared with the first six months of 2017:

Operating Profit
2017	$22,202
Increase (decrease) from:
Net gain on sale of assets	(2,762)
Consolidated operations, excluding Centennial	(2,107)
Selling, general and administrative expenses	(2,054)
Earnings of unconsolidated operations	2,547
Centennial, excluding the net gain on sales of assets	1,982
Royalty	996
2018	$20,804

NACoal's operating profit decreased in the first six months of 2018 compared with the first six months of 2017 primarily due to $3.0 million of gains on sales of assets in the first six months of 2017, a decrease in results at the consolidated operations and an increase in Selling, general and administrative expenses. The decrease in the consolidated operations was primarily due to an increase in the cost per ton delivered at MLMC. The increase in selling, general and administrative expenses was due to an increase in professional fees, higher employee-related expenses and additional business development costs. These decreases were partially offset by an increase in earnings of unconsolidated operations mainly due to an increase in tons delivered at certain mines and higher compensation at Liberty during the mine reclamation period. Centennial's results improved primarily due to lower costs and a $1.0 million revision of estimated cash flows for Centennial's asset retirement obligation.

Income before income tax provision decreased due to the items impacting operating profit, partially offset by a $0.6 million decrease in interest expense attributable to lower average borrowings under NACoal's revolving credit facility in the first six months of 2018 compared with 2017.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail NACoal's changes in cash flow for the six months ended June 30:

	2018	2017	Change
Operating activities:
Net cash provided by operating activities	$34,528	$17,334	$17,194

Investing activities:
Expenditures for property, plant and equipment	(9,052)	(5,697)	(3,355)
Other	860	2,030	(1,170)
Net cash used for investing activities	(8,192)	(3,667)	(4,525)
Cash flow before financing activities	$26,336	$13,667	$12,669

The change in net cash provided by operating activities was primarily the result of a favorable working capital change during the first six months of 2018 compared with the first six months of 2017. The change in working capital was mainly the result of a larger increase in accounts receivable due to timing during the first six months of 2017 compared with 2018, and a reduction in intercompany accounts receivable during the first six months of 2018 compared with 2017.

The change in net cash used for investing activities was primarily attributable to an increase in expenditures for property, plant and equipment at MLMC.

	2018	2017	Change
Financing activities:
Net reductions to long-term debt and revolving credit agreements	$(29,720)	$(24,621)	$(5,099)
Net cash used for financing activities	$(29,720)	$(24,621)	$(5,099)

The change in net cash used for financing activities was primarily from a reduction in borrowings on NACoal's revolving credit facility during the first six months of 2018 when compared with the first six months of 2017.

Financing Activities

NACoal has an unsecured revolving line of credit of up to $150.0 million (the “NACoal Facility”) that expires in August 2022. Borrowings outstanding under the NACoal Facility were $20.0 million at June 30, 2018. At June 30, 2018, the excess availability under the NACoal Facility was $128.5 million, which reflects a reduction for outstanding letters of credit of $1.5 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective June 30, 2018, for base rate and LIBOR loans were 1.00% and 2.00%, respectively. The NACoal Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.35% on the unused commitment at June 30, 2018. The floating rate of interest applicable to the NACoal Facility at June 30, 2018 was 4.10%.

The NACoal Facility contains restrictive covenants, which require, among other things, NACoal to maintain a maximum debt to EBITDA ratio of 3.00 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The NACoal Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 2.00 to 1.00, or if greater than 2.00 to 1.00, a Fixed Charge Coverage Ratio of 1.10 to 1.00, in conjunction with maintaining unused availability thresholds of borrowing capacity, as defined in the NACoal Facility, of $15.0 million. At June 30, 2018, NACoal was in compliance with all financial covenants in the NACoal Facility.

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

Capital Expenditures

Expenditures for property, plant and equipment were $9.1 million during the first six months of 2018. NACoal estimates that its capital expenditures for the remainder of 2018 could be up to $22.1 million for new and replacement equipment and land required for future mining. These expenditures are expected to be funded from internally generated funds and/or bank borrowings.

Capital Structure

NACoal's capital structure is presented below:

	JUNE 30 2018	DECEMBER 31 2017	Change
Cash and cash equivalents	$3,297	$6,681	$(3,384)
Other net tangible assets	139,610	149,085	(9,475)
Coal supply agreements, net	42,056	43,554	(1,498)
Net assets	184,963	199,320	(14,357)
Total debt	(27,983)	(58,146)	30,163
Total equity	$156,980	$141,174	$15,806
Debt to total capitalization	15%	29%	(14)%

The decrease in net assets was primarily due to the change in other net tangible assets as a result of a change in intercompany accounts receivable and the change in cash and cash equivalents due to the repayment of borrowings on NACoal's revolving credit facility during the first six months of 2018.

NACCO AND OTHER

FINANCIAL REVIEW

Operating Results

The results of operations at NACCO and Other were as follows for the six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2018	2017	2018	2017
Revenues	$—	$—	$—	$—
Operating loss	$(1,720)	$(1,364)	$(3,281)	$(2,884)
Other expense	$59	$319	$436	$617
Loss before income tax provision (benefit)	$(1,779)	$(1,683)	$(3,717)	$(3,501)

Second Quarter of 2018 Compared with Second Quarter of 2017 and First Six Months of 2018 Compared with First Six Months of 2017

The increase in NACCO and Other's operating loss for both the three and six months ended June 30, 2018 compared with 2017 comparable periods was primarily due to a reduction in management fees charged to the subsidiaries, partially offset by lower employee-related expenses. The management fees charged to NACoal represent an allocation of corporate overhead of the parent company. The three and six months ended June 30, 2017 included $1.0 million and $2.0 million of management fees related to HBBHC, respectively.

In connection with the spin-off of HBBHC, the Company and HBBHC entered into a Transition Services Agreement ("TSA"). Under the terms of the TSA, the Company provides various services to HBBHC on a transitional basis, as needed, for varying periods after the spin-off date. The transition services are materially complete. NACCO received fees of $0.2 million and $0.4 million in the three and six months ended June 30, 2018, recorded as a reduction to selling, general and administrative expenses.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) changes in tax laws or regulatory requirements, including changes in mining or power plant emission regulations and health, safety or environmental legislation, (2) changes in costs related to geological conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (3) regulatory actions, changes in mining permit requirements or delays in obtaining mining permits that could affect deliveries to customers, (4) weather conditions, extended power plant outages, liquidity events or other events that would change the level of customers' coal or limestone requirements, (5) weather or equipment problems that could affect deliveries to customers, (6) changes in the power industry that would affect demand for NACoal's reserves, (7) changes in the costs to reclaim NACoal mining areas, (8) costs to pursue and develop new mining and value-added service opportunities, (9) changes to or termination of a long-term mining contract, or a customer default under a contract, (10) delays or reductions in coal or limestone deliveries at NACoal's or NAM's operations, (11) increased competition, including consolidation within the industry, and (12) the possibility that the impact of the U.S. Tax Cuts and Jobs Act could be less favorable than current estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK

The Company entered into certain financing arrangements that require interest payments based on floating interest rates. As such, the Company's financial results are subject to changes in the market rate of interest. There is an inherent rollover risk for borrowings as they mature and are renewed at current market rates. Based on the average interest rate and the borrowings outstanding on these financing arrangements during the three and six months ended June 30, 2018, the Company does not believe that a 10% change in the interest rate would have a material effect on the Unaudited Condensed Consolidated Financial Statements.

COMMODITY PRICE RISK
The Company uses certain commodities, including steel and diesel fuel, in the normal course of its operations. As such, the cost of operations is subject to variability as the market for these commodities changes. The Company monitors this risk and utilizes forward purchase contracts to manage a portion of NACoal's exposure related to diesel fuel volatility. There were no material changes in the Company's commodity price risk during the second quarter of 2018.

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

Changes in internal control over financial reporting: During the second quarter of 2018, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
None.

Item 1A    Risk Factors
No material changes to the risk factors from the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities (1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
Month #1 (April 1 to 30, 2018)	1,668	$32.91	1,668	$24,945,106
Month #2 (May 1 to 31, 2018)	—	$—	—	$24,945,106
Month #3 (June 1 to 30, 2018)	—	$—	—	$24,945,106
Total	1,668	$32.91	1,668	$24,945,106

(1)	In February 2018, the Company established a new stock repurchase program allowing for the purchase of up to $25.0 million of the Company's Class A Common Stock outstanding through December 31, 2019.

Item 3    Defaults Upon Senior Securities
None.

Item 4    Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 filed with this Quarterly Report on Form 10-Q for the period ended June 30, 2018.

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

NACCO Industries, Inc. (Registrant)
Date:	August 1, 2018	/s/ Elizabeth I. Loveman
Elizabeth I. Loveman
Vice President and Controller (principal financial and accounting officer)