Form 10-Q
period 2018-09-30
NACCO INDUSTRIES INC
filed 2018-10-30
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

YES ☐ NO ☑

Number of shares of Class A Common Stock outstanding at October 26, 2018: 5,373,804
Number of shares of Class B Common Stock outstanding at October 26, 2018: 1,568,850

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30 2018	DECEMBER 31 2017
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$83,050	$101,600
Trade accounts receivable, net	12,955	14,611
Accounts receivable from affiliates	11,517	19,919
Inventories, net	33,182	30,015
Prepaid expenses and other	10,762	10,843
Total current assets	151,466	176,988
Property, plant and equipment, net	126,055	120,068
Intangibles, net	41,342	43,554
Deferred income taxes	548	5,962
Investments in unconsolidated subsidiaries	19,999	16,335
Deferred costs	3,499	3,582
Other non-current assets	23,637	23,063
Total assets	$366,546	$389,552
LIABILITIES AND EQUITY
Accounts payable	$9,655	$7,575
Accounts payable to affiliates	383	1,925
Revolving credit agreements	10,000	15,000
Current maturities of long-term debt	647	1,125
Accrued payroll	13,241	17,204
Asset retirement obligations	3,092	3,092
Other current liabilities	7,168	8,055
Total current liabilities	44,186	53,976
Long-term debt	6,849	42,021
Asset retirement obligations	36,619	37,005
Pension and other postretirement obligations	10,550	11,827
Deferred compensation	12,939	12,939
Other long-term liabilities	15,202	12,336
Total liabilities	126,345	170,104
Stockholders' equity
Common stock:
Class A, par value $1 per share, 5,373,404 shares outstanding (December 31, 2017 - 5,282,106 shares outstanding)	5,373	5,282
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,569,250 shares outstanding (December 31, 2017 - 1,570,146 shares outstanding)	1,569	1,570
Capital in excess of par value	6,341	4,447
Retained earnings	239,817	216,490
Accumulated other comprehensive loss	(12,899)	(8,341)
Total stockholders' equity	240,201	219,448
Total liabilities and equity	$366,546	$389,552

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2018	2017	2018	2017
	(In thousands, except per share data)
Revenues	$31,440	$21,941	$96,321	$78,341
Cost of sales	25,345	19,466	79,956	66,711
Gross profit	6,095	2,475	16,365	11,630
Earnings of unconsolidated operations	17,141	16,197	48,119	44,627
Operating expenses
Selling, general and administrative expenses	12,032	11,723	34,522	31,809
Amortization of intangible assets	714	435	2,212	1,641
Gain on sale of assets	(57)	(475)	(320)	(3,500)
	12,689	11,683	36,414	29,950
Operating profit	10,547	6,989	28,070	26,307
Other expense (income)
Interest expense	421	946	1,636	2,806
Income from other unconsolidated affiliates	(321)	(313)	(954)	(932)
Closed mine obligations	272	336	994	1,071
Other, net, including interest income	(483)	64	(825)	15
	(111)	1,033	851	2,960
Income from continuing operations before income tax provision	10,658	5,956	27,219	23,347
Income tax provision from continuing operations	1,458	2,625	3,450	4,564
Income from continuing operations	9,200	3,331	23,769	18,783
Discontinued operations, net of tax expense of $236 and $2,655 in the three and nine months ended September 30, 2017, respectively.	—	5,067	—	1,381
Net income	$9,200	$8,398	$23,769	$20,164

Basic earnings per share:
Continuing operations	$1.33	$0.49	$3.43	$2.75
Discontinued operations	—	0.74	—	0.20
Basic earnings per share	$1.33	$1.23	$3.43	$2.95

Diluted earnings per share:
Continuing operations	$1.33	$0.49	$3.43	$2.74
Discontinued operations	—	0.74	—	0.20
Diluted earnings per share	$1.33	$1.23	$3.43	$2.94

Dividends per share	$0.1650	$0.2725	$0.4950	$0.8125

Basic weighted average shares outstanding	6,940	6,839	6,921	6,825
Diluted weighted average shares outstanding	6,940	6,866	6,939	6,854

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2018	2017	2018	2017
	(In thousands)
Net income	$9,200	$8,398	$23,769	$20,164
Foreign currency translation adjustment	—	(18)	—	1,725
Deferred gain on equity securities	—	78	—	542
Current period cash flow hedging activity, net of $1,310 and $941 tax expense in the three and nine months ended September 30, 2017, respectively.	—	2,402	—	1,543
Reclassification of hedging activities into earnings, net of $1,344 and $1,255 tax expense in the three and nine months ended September 30, 2017, respectively.	—	(2,509)	—	(2,369)
Reclassification of pension and postretirement adjustments into earnings, net of $25 and $86 tax benefit in the three and nine months ended September 30, 2018, respectively, net of $38 and $228 tax benefit in the three and nine months ended September 30, 2017, respectively.	103	191	348	515
Total other comprehensive income	$103	$144	$348	$1,956
Comprehensive income	$9,303	$8,542	$24,117	$22,120

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30
	2018	2017
	(In thousands)
Operating activities
Net income	$23,769	$20,164
Income from discontinued operations	—	1,381
Income from continuing operations	23,769	18,783
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation, depletion and amortization	10,935	9,580
Amortization of deferred financing fees	251	387
Deferred income taxes	5,414	3,731
Other	(2,721)	610
Working capital changes:
Affiliates receivable/payable	6,709	513
Accounts receivable	4,067	(2,792)
Inventories	(3,166)	(1,693)
Other current assets	644	(100)
Accounts payable	492	2,289
Income taxes receivable/payable	(2,172)	5,594
Other current liabilities	(5,371)	(2,084)
Net cash provided by operating activities of continuing operations	38,851	34,818
Net cash used for operating activities of discontinued operations	—	(7,700)
Net cash provided by operating activities	38,851	27,118

Investing activities
Expenditures for property, plant and equipment	(14,632)	(9,211)
Proceeds from the sale of property, plant and equipment	340	2,006
Other	870	901
Net cash used for investing activities of continuing operations	(13,422)	(6,304)
Net cash used for investing activities of discontinued operations	—	(4,345)
Net cash used for investing activities	(13,422)	(10,649)

Financing activities
Additions to long-term debt	759	7
Reductions of long-term debt	(40,966)	(35,015)
Cash dividends paid	(3,433)	(5,552)
Cash dividends received from Hamilton Beach Brands Holding Co. (See Note 10)	—	38,000
Purchase of treasury shares	(339)	—
Other	—	(1,324)
Net cash used for financing activities of continuing operations	(43,979)	(3,884)
Net cash provided by financing activities of discontinued operations	—	3,747
Net cash used for financing activities	(43,979)	(137)

Effect of exchange rate changes on cash of discontinued operations	—	71

Cash and cash equivalents
Total increase (decrease) for the period	(18,550)	16,403
Net change related to discontinued operations	—	8,227
Balance at the beginning of the period	101,600	69,308
Balance at the end of the period	$83,050	$93,938
See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Deferred Gain (Loss) on Equity Securities	Pension and Postretirement Plan Adjustment	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2018	$5,282	$1,570	$4,447	$216,490	$2,727	$(11,068)	$219,448
ASC 606 adoption (See Note 2)	—	—	—	(2,075)	—	—	(2,075)
ASU 2016-01 reclassification (See Note 2)	—	—	—	2,727	(2,727)	—	—
ASU 2018-02 reclassification (See Note 2)	—	—	—	2,339	—	(2,179)	160
Stock-based compensation	100	—	2,223	—	—	—	2,323
Purchase of treasury shares	(10)	—	(329)	—	—	—	(339)
Conversion of Class B to Class A shares	1	(1)	—	—	—	—	—
Net income	—	—	—	23,769	—	—	23,769
Cash dividends on Class A and Class B common stock: $0.4950 per share	—	—	—	(3,433)	—	—	(3,433)
Reclassification adjustment to net income	—	—	—	—	—	348	348
Balance, September 30, 2018	$5,373	$1,569	$6,341	$239,817	$—	$(12,899)	$240,201

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
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

Basis of Presentation: These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at September 30, 2018, the results of its operations, comprehensive income and cash flows for the nine months ended September 30, 2018 and 2017 and the changes in equity for the nine months ended September 30, 2018 have been included. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. GAAP for complete financial statements.

Reclassifications: As a result of the adoption of new accounting standards, certain amounts in the prior period Unaudited Condensed Consolidated Financial Statements have been reclassified to conform to the current period's presentation.

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

The following table disaggregates revenue by major sources:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
Major Goods/Service Lines	2018	2017 (1)	2018	2017 (1)
Consolidated operations - long-term contracts	$27,569	$19,318	$85,066	$69,397
Royalty	3,871	2,623	11,255	8,944
Total revenues	$31,440	$21,941	$96,321	$78,341

Timing of Revenue Recognition
Goods transferred at a point in time	$17,975	$12,144	$55,170	$46,551
Services transferred over time	13,465	9,797	41,151	31,790
Total revenues	$31,440	$21,941	$96,321	$78,341

(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.
Contract Balances
The opening and closing balances of the Company’s current and long-term contract liability, and receivables are as follows:

	Contract balances
	Trade accounts receivable, net	Contract liability (current)	Contract liability (long-term)
Balance, January 1, 2018	$14,611	$860	$1,766
Balance, September 30, 2018	12,955	790	2,184
Increase (decrease)	$(1,656)	$(70)	$418

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

The amount of revenue recognized in the three and nine month periods ended September 30, 2018 that was included in the opening contract liability was $0.4 million and $1.0 million, respectively. This revenue consists of up-front lease bonus payments received under royalty contracts that are recognized over the primary term of the royalty agreement, which is generally five years. The Company expects to recognize an additional $0.2 million in the remainder of 2018, $0.8 million in 2019, $0.7 million in both 2020 and 2021, $0.5 million in 2022 and $0.1 million in 2023. The difference between the opening and closing balances of the Company’s accounts receivable and contract liabilities results from the timing difference between the Company’s performance and the customer’s payment. Contracts with payments in arrears are recognized as receivables.

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
Accounting Standards Not Yet Adopted: In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)," which requires an entity to recognize leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842”; ASU 2018-10, “Codification Improvements to Topic 842, Leases”; and ASU 2018-11, “Targeted Improvements”. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, or as of January 1, 2019 for NACCO. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest period presented in the financial statements as its date of initial application. The Company plans to use the effective date as the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of practical expedients in transition which the Company is still evaluating.

The new standard establishes a right-of-use model (“ROU”) that requires lessees to recognize a ROU asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the Statement of Operations. The Company is currently in the process of evaluating its existing lease portfolio, including accumulating all of the information required to properly account for the leases under the new standard and any changes to processes and internal controls to meet the standard's reporting and disclosure requirements. The Company has selected a lease management system to assist with lease accounting. While the Company is still evaluating how and to what extent ASU 2016-02 will affect the Company's financial position, results of operations and related disclosures, it expects the adoption will result in a material increase to the assets and liabilities recorded on the Balance Sheet. The most significant effect to the Balance Sheet relates to the recognition of new ROU assets and lease liabilities for office and equipment operating leases. The Company does not expect a significant change in leasing activity between now and adoption. The ASU is not expected to have a material impact on cash flows, liquidity or debt-covenant compliance.

The new standard also provides practical expedients for ongoing accounting. The Company currently expects to elect the short-term lease recognition exemptions for all leases that qualify. This means, for these leases that qualify, the Company will not recognize ROU assets or lease liabilities for existing short-term leases of those assets in transition.

NOTE 3—Inventories

Inventories are summarized as follows:

	SEPTEMBER 30 2018	DECEMBER 31 2017
Coal	$13,484	$13,416
Mining supplies	19,698	16,599
Total inventories	$33,182	$30,015

NOTE 4—Stockholders' Equity

Stock Repurchase Program: On February 14, 2018, the Company's Board of Directors approved a stock repurchase program ("2018 Stock Repurchase Program") providing for the repurchase of up to $25 million of the Company's outstanding Class A Common Stock through December 31, 2019. During the three and nine months ended September 30, 2018, the Company repurchased $0.2 million and $0.3 million of Class A Common Stock under the 2018 Stock Repurchase Program, respectively. The timing and amount of any repurchases under the 2018 Stock Repurchase Program are determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives, market conditions for the Company's Class A Common Stock and other legal and contractual restrictions. The 2018 Stock Repurchase Program does not require the Company to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Company without prior notice and may be executed through open market purchases, privately negotiated transactions or otherwise. All or part of the repurchases under the 2018 Stock Repurchase Program may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be restricted from doing so under applicable securities laws.

NOTE 5—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Date	(Level 1)	(Level 2)	(Level 3)
	September 30, 2018
Assets:
Equity securities	$9,461	$9,461	$—	$—
	$9,461	$9,461	$—	$—

	December 31, 2017
Assets:
Equity securities	$9,166	$9,166	$—	$—
Interest rate swap agreements	42	—	42	—
	$9,208	$9,166	$42	$—

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

On January 1, 2018, the Mine Water Treatment Trust's unrealized gain was reclassified within the Unaudited Condensed Consolidated Statement of Changes in Equity upon adoption of ASU No. 2016-01. See Note 2 for further information. The Mine Water Treatment Trust realized a gain of $0.4 million and $0.5 million in the three and nine months ended September 30, 2018, respectively, reported on the line "Other, net, including interest income" in the "Other expense (income)" section of the Consolidated Statements of Operations.

The Company uses significant other observable inputs to value derivative instruments used to hedge interest rate risk; therefore, they are classified within Level 2 of the valuation hierarchy. The fair value for these contracts is determined based on current interest rates.

There were no transfers into or out of Levels 1, 2 or 3 during the nine months ended September 30, 2018 and 2017.

NOTE 6—Unconsolidated Subsidiaries

Each of NACoal's wholly owned unconsolidated subsidiaries meet the definition of a variable interest entity. See Note 1 for a discussion of these entities.

The investment in the unconsolidated subsidiaries and related tax positions totaled $20.0 million and $16.3 million at September 30, 2018 and December 31, 2017, respectively. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $6.3 million and $5.2 million at September 30, 2018 and December 31, 2017, respectively.

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

Summarized financial information for the unconsolidated subsidiaries is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2018	2017	2018	2017
Revenues	$205,838	$203,134	$570,902	$571,862
Gross profit	$22,359	$23,126	$63,827	$64,981
Income before income taxes	$17,408	$16,602	$48,986	$45,928

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

Financial information for each of NACCO's reportable segments is presented in the following table:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2018	2017	2018	2017
Revenues
NACoal	$31,440	$21,941	$96,321	$78,341
Total	$31,440	$21,941	$96,321	$78,341

Operating profit (loss)
NACoal	$12,157	$8,925	$32,961	$31,127
NACCO and Other	(1,610)	(1,936)	(4,891)	(4,820)
Total	$10,547	$6,989	$28,070	$26,307

NOTE 9—Income Taxes

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (“TCJA”), which significantly revised U.S. tax law. Subsequent to the enactment of the TCJA, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides a measurement period of up to one year after the enactment date for companies to finalize the recognition of the income tax effects of the TCJA. As a result of the TCJA and pursuant to SAB 118, the Company provisionally recorded a discrete net tax benefit of $3.1 million during the year ended December 31, 2017. The ultimate impact of the TCJA may differ from these provisional amounts due to, among other things, changes in interpretations and assumptions, additional regulatory guidance that may be issued, and the computation of state income taxes as there is uncertainty on conformity to the U.S. federal tax system following the TCJA. During the three and nine months ended September 30, 2018, no adjustments were recorded to the provisional amount recognized in 2017. Any adjustment to the provisional amount will be recorded within the one year measurement period provided by SAB 118.

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

In connection with the spin-off of HBBHC, the Company and HBBHC entered into a Transition Services Agreement ("TSA"). Under the terms of the TSA, the Company provides various services to HBBHC on a transitional basis, as needed, for varying periods after the spin-off date. The transition services are materially complete. NACCO received fees of $0.1 million and $0.5 million in the three and nine months ended September 30, 2018, recorded as a reduction to selling, general and administrative expenses.

As a result of the spin-off, the financial position, results of operations and cash flows of HBBHC are reflected as discontinued operations through the date of the spin-off in the Unaudited Condensed Consolidated Financial Statements. Discontinued operations includes the following results of HBBHC for the three and nine months ended September 30, 2017:

	THREE MONTHS ENDED	NINE MONTHS ENDED
	SEPTEMBER 30, 2017	SEPTEMBER 30, 2017
HBBHC Operating Statement Data:
Revenues	$181,713	$474,971
Cost of goods sold	133,586	353,436
Gross profit	48,127	121,535
Operating expenses	40,697	114,379
Operating profit	7,430	7,156
Interest expense	423	1,300
Other expense (income), net	40	(939)
Income before income taxes	6,967	6,795
Income tax expense	2,708	2,655
HBBHC net income	$4,259	$4,140
NACCO expenses related to the spin-off	1,664	2,759
NACCO discontinued operations income tax benefit adjustment	(2,472)	—
NACCO discontinued operations	$5,067	$1,381

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

CONSOLIDATED FINANCIAL SUMMARY
The results of operations for NACCO were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2018	2017	2018	2017
NACoal operating profit (a)	$12,157	$8,925	$32,961	$31,127
NACCO and Other operating loss (a)	(1,610)	(1,936)	(4,891)	(4,820)
Operating profit (a)	10,547	6,989	28,070	26,307
Interest expense	421	946	1,636	2,806
Income from other unconsolidated affiliates	(321)	(313)	(954)	(932)
Closed mine obligations	272	336	994	1,071
Other, net, including interest income	(483)	64	(825)	15
Other expense (income), net	(111)	1,033	851	2,960
Income from continuing operations before income tax provision	10,658	5,956	27,219	23,347
Income tax provision	1,458	2,625	3,450	4,564
Income from continuing operations, net of tax	$9,200	$3,331	$23,769	$18,783
Discontinued operations, net of tax	—	5,067	—	1,381
Net income	$9,200	$8,398	$23,769	$20,164

Effective income tax rate from continuing operations	13.7%	44.1%	12.7%	19.5%

(a) All of NACCO's Revenues are attributable to NACoal. As a result, the Company's results of operations, including Revenues, Operating profit and Other expense, net, for NACoal and NACCO and Other are discussed below in "Segment Results." Amounts below income before income tax provision are analyzed on a consolidated basis.

Income Taxes

The Company evaluates and updates its estimated annual effective income tax rate on a quarterly basis based on current and forecasted operating results and tax laws. Consequently, based upon the mix and timing of actual earnings compared to projections of earnings between entities that benefit from percentage depletion and those that do not, the effective tax rate may vary quarterly. The quarterly income tax provision is generally comprised of tax expense on income or a benefit on a loss at the most recent estimated annual effective income tax rate, adjusted for the effect of discrete items. See Note 9 to the Unaudited Condensed Consolidated Financial Statements for further discussion of the Company's income taxes.

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

Capital Structure

NACCO's consolidated capital structure is presented below:

	SEPTEMBER 30 2018	DECEMBER 31 2017	Change
Cash and cash equivalents	$83,050	$101,600	$(18,550)
Other net tangible assets	154,127	153,791	336
Intangible assets, net	41,342	43,554	(2,212)
Net assets	278,519	298,945	(20,426)
Total debt	(17,496)	(58,146)	40,650
Bellaire closed mine obligations	(20,822)	(21,351)	529
Total equity	$240,201	$219,448	$20,753
Debt to total capitalization	7%	21%	(14)%
The components of change are discussed below in "Segment Results."

NACCO Industries, Inc. Consolidated Outlook - Fourth Quarter 2018

In the fourth quarter of 2018, NACCO expects consolidated income from continuing operations before income tax to increase substantially compared with the fourth quarter of 2017, even though the 2017 fourth quarter results included $1.6 million of gains on sales of assets. Excluding the gains on sales of assets, NACCO expects the 2018 fourth-quarter income before income tax to increase primarily due to a decrease in operating expenses, mainly related to lower employee-related costs, and modest improvements at the consolidated operations, excluding Centennial. These improvements are expected to be partially offset by a decrease in royalty income and an increase in Centennial's pre-tax loss.

At the consolidated operations, MLMC's pre-tax income in the 2018 fourth quarter is expected to improve over the prior year fourth quarter, but be significantly lower than the 2018 third quarter. This fourth quarter year-over-year improvement is primarily due to anticipated increased volumes, as customer demand in the 2018 fourth quarter is expected to be higher than in the prior year quarter. As a result of MLMC's strong third quarter, and additional improvements expected in the fourth quarter provided customer demand is at expected levels, full-year 2018 pre-tax income at MLMC is expected to increase compared with 2017. Results at the NAM consolidated operations are expected to increase in the fourth quarter of 2018 mainly as a result of an anticipated increase in customer requirements.

Centennial's pre-tax loss in the 2018 fourth quarter is expected to be comparable to the 2017 fourth quarter, excluding a $2.4 million favorable reduction in Centennial's mine reclamation liability and a $1.0 million asset impairment charge realized in the prior year. Centennial will continue to evaluate strategies to optimize cash flow, including the continued assessment of a range of strategies for its remaining Alabama mineral reserves, including holding reserves with substantial unmined coal tons for sale or contract mining when conditions permit. Cash expenditures related to mine reclamation will continue until reclamation is complete, or ownership of, or responsibility for, the remaining mines is transferred.

The expected decrease in royalty income is the result of the absence of a $1.2 million lease bonus payment received in the prior year fourth quarter. Excluding this lease bonus payment, royalty income in the fourth quarter of 2018 is expected to be comparable to the fourth quarter of 2017.

Earnings from the unconsolidated operations in the 2018 fourth quarter are expected to be comparable to the prior year. An increase in tons delivered at Bisti, as a result of the completion of work to install additional environmental controls at the customer's power plant, and higher compensation at Liberty for mine closure work is expected to be offset by fewer tons delivered at other unconsolidated operations. Production at Bisti is anticipated to be approximately 5 million tons of coal per year when the plant is operating at expected levels, which is currently anticipated to occur in 2019.

NACCO expects an overall increase in 2018 full-year income from continuing operations before income tax compared with 2017. The Company is anticipating an overall effective income tax rate in the range of 11% to 14% for the 2018 full year compared with an effective income tax rate from continuing operations of 2.2% in 2017. In 2017, the Company applied the intraperiod tax allocation rules to allocate the provision for income taxes between continuing operations and discontinued operations, which produced results in 2017 that were neither comparable nor indicative of future expectations. Results in the 2017 fourth quarter and full year also included tax benefits of $4.5 million and $3.1 million, respectively, related to U.S. tax reform. As a result of the increase in the effective income tax rate and the absence of tax reform benefits, consolidated income from continuing operations in the fourth quarter of 2018 is expected to decrease substantially from the fourth quarter of 2017, but increase modestly for the 2018 full year compared with 2017.

Consolidated cash flow before financing activities is expected to be substantially lower in the fourth quarter of 2018 compared with the fourth quarter of 2017. NACCO expects an overall decrease in cash flow before financing activities from continuing operations for the 2018 full year primarily due to an increase in capital expenditures. Capital expenditures are expected to be approximately $12 million in the fourth quarter of 2018 and approximately $27 million for the full year. Planned expenditures at MLMC and NAM include expenditures for new replacement equipment and land and coal reserves required for future mining. The timing and amount of capital expenditures may vary based on further refinement of capital needs and mine plans.

NACCO Industries, Inc. Consolidated Outlook - 2019

In 2019, NACCO expects consolidated income before income tax to increase compared with 2018 and expects an effective income tax rate in the range of 11% to 14%. Income before income tax is expected to increase primarily as a result of an increase in royalty income and improved results at the consolidated coal mining operations.

NACRC derives income from royalty-based leases under which the lessee makes payments to the Company based on the sale of oil, natural gas and, to a lesser extent, coal, extracted primarily by third parties. Royalty income is expected to increase in 2019 based on the likelihood of a significant increase in the number of gas wells being developed and operated to extract the Company's oil and gas assets in Ohio's Utica shale and the expected continuing development of infrastructure. Whether or not this increase occurs depends on a number of factors outside of the Company's control, including fluctuations in commodity prices and the availability of infrastructure, and the Company's lessees' willingness and ability to incur well-development and other operating costs.

The improvement at the consolidated coal mining operations is expected to be driven by an increase in MLMC's results, primarily driven by an anticipated increase in customer demand and volumes in 2019 compared with 2018. Increased volumes result in a reduction in the cost per ton of coal delivered. In general, cost per ton delivered is lowest when the power plant requires a consistently high level of coal deliveries, primarily because costs are spread over more tons. Historically, periods of reduced or fluctuating deliveries, such as during planned or unplanned power plant outages or periods of fluctuating demand for electricity generated by the plant, have adversely affected MLMC's tons delivered, resulting in an increase in cost per ton delivered and reduced profitability. If customer demand does not improve as expected at MLMC, it could unfavorably affect NACoal's 2019 earnings significantly.

Cash flow before financing activities is expected to increase in 2019 compared with 2018. Capital expenditures are expected to be approximately $19 million in 2019.

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

SEGMENT RESULTS

THE NORTH AMERICAN COAL CORPORATION

FINANCIAL REVIEW

Tons of coal delivered by NACoal's operating mines were as follows for the three and nine months ended September 30 (in millions):

	THREE MONTHS		NINE MONTHS
	2018	2017	2018	2017
Coteau	3.8	3.8	10.6	11.1
Falkirk	2.3	2.1	6.3	5.1
Sabine	1.1	1.1	3.1	2.6
Bisti	1.4	1.1	2.6	3.1
Camino Real	0.5	0.5	1.6	1.7
Coyote Creek	0.6	0.6	1.8	1.6
Other	0.1	0.2	0.3	0.9
Unconsolidated operations	9.8	9.4	26.3	26.1
MLMC	0.7	0.5	2.2	1.9
Total tons delivered	10.5	9.9	28.5	28.0
Cubic yards of limestone delivered by NAM were as follows for the three and nine months ended September 30 (in millions):

	THREE MONTHS		NINE MONTHS
	2018	2017	2018	2017
Unconsolidated operations	1.4	0.3	4.1	1.0
Consolidated operations	7.4	6.1	22.4	21.1
Total yards delivered	8.8	6.4	26.5	22.1

The results of operations for NACoal were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2018	2017	2018	2017
Revenue - consolidated operations	$27,569	$19,318	$85,066	$69,397
Revenue - royalty	3,871	2,623	11,255	8,944
Total revenues	31,440	21,941	96,321	78,341
Cost of sales - consolidated operations	24,488	18,798	78,031	64,877
Cost of sales - royalty	748	613	1,688	1,698
Total cost of sales	25,236	19,411	79,719	66,575
Gross profit	6,204	2,530	16,602	11,766
Earnings of unconsolidated operations(a)	17,141	16,197	48,119	44,627
Selling, general and administrative expenses	10,531	9,842	29,868	27,125
Amortization of intangible assets	714	435	2,212	1,641
Gain on sale of assets	(57)	(475)	(320)	(3,500)
Operating profit	12,157	8,925	32,961	31,127
Interest expense	421	946	1,636	2,806
Other (income) expense, including income from other unconsolidated affiliates	(285)	(183)	(974)	(733)
Income before income tax provision	$12,021	$8,162	$32,299	$29,054

(a) See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.

Third Quarter of 2018 Compared with Third Quarter of 2017

The following table identifies the components of change in revenues for the third quarter of 2018 compared with the third quarter of 2017:

Revenues
2017	$21,941
Increase (decrease) from:
Consolidated operations	8,238
Royalty	1,261
2018	$31,440

Revenues increased $9.5 million in the third quarter of 2018 compared with the third quarter of 2017 primarily due to an increase in tons sold at MLMC as a result of increased customer requirements and higher reimbursed costs and an increase in yards sold at NAM's consolidated operations. Reimbursed costs have an offsetting amount in cost of goods sold and have no impact on operating profit.

The following table identifies the components of change in operating profit for the third quarter of 2018 compared with the third quarter of 2017:

Operating Profit
2017	$8,925
Increase (decrease) from:
Consolidated operations, excluding Centennial	2,159
Royalty	1,217
Earnings of unconsolidated operations	945
Centennial, excluding the net gain on sales of assets	19
Selling, general and administrative expenses	(689)
Net gain on sale of assets	(419)
2018	$12,157

NACoal's operating profit increased $3.2 million in the third quarter of 2018 compared with the third quarter of 2017 primarily due to an increase in results at the consolidated mines, principally MLMC, higher royalty income and an increase in earnings of unconsolidated operations. The increase in operating profit at the consolidated mines was primarily due to an increase in customer requirements at MLMC. The increase in the earnings of the unconsolidated operations was mainly due to an increase in tons delivered and higher compensation at Liberty during the mine reclamation period. These variances were partially offset by increased Selling, general and administrative expenses primarily due to higher employee-related expenses.

Income before income tax provision increased primarily due to the items impacting operating profit and a $0.5 million decrease in interest expense attributable to lower average borrowings under NACoal's revolving credit facility in the third quarter of 2018 compared with 2017.

First Nine Months of 2018 Compared with First Nine Months of 2017

The following table identifies the components of change in revenues for the first nine months of 2018 compared with the first nine months of 2017:

Revenues
2017	$78,341
Increase (decrease) from:
Consolidated operations	16,060
Royalty	1,920
2018	$96,321

Revenues increased $18.0 million in the first nine months of 2018 compared with the first nine months of 2017 primarily due to an increase in tons sold at MLMC as a result of increased customer requirements and higher reimbursed costs at NAM's consolidated operations. Reimbursed costs have an offsetting amount in cost of goods sold and have no impact on operating profit.

The following table identifies the components of change in operating profit for the first nine months of 2018 compared with the first nine months of 2017:

Operating Profit
2017	$31,127
Increase (decrease) from:
Earnings of unconsolidated operations	3,492
Royalty	2,129
Centennial, excluding the net gain on sales of assets	2,002
Consolidated operations, excluding Centennial	135
Net gain on sale of assets	(3,181)
Selling, general and administrative expenses	(2,743)
2018	$32,961

NACoal's operating profit increased $1.8 million in the first nine months of 2018 compared with the first nine months of 2017 primarily due to an increase in earnings of unconsolidated operations, higher royalty income and improved results at Centennial. The increase in the earnings of the unconsolidated operations was mainly due to an increase in tons delivered and higher compensation at Liberty during the mine reclamation period. Centennial's results improved primarily due to lower costs and a $1.0 million revision of estimated cash flows for Centennial's asset retirement obligation. These increases were partially offset by $3.5 million of gains on sales of assets in the first nine months of 2017 and an increase in Selling, general and administrative expenses due to higher employee-related expenses, professional fees and additional business development costs.

Income before income tax provision increased due to the items impacting operating profit and a $1.2 million decrease in interest expense attributable to lower average borrowings under NACoal's revolving credit facility in the first nine months of 2018 compared with 2017.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following tables detail NACoal's changes in cash flow for the nine months ended September 30:

	2018	2017	Change
Operating activities:
Net cash provided by operating activities	$52,496	$35,872	$16,624

Investing activities:
Expenditures for property, plant and equipment	(14,503)	(9,199)	(5,304)
Other	1,148	2,847	(1,699)
Net cash used for investing activities	(13,355)	(6,352)	(7,003)
Cash flow before financing activities	$39,141	$29,520	$9,621

The change in net cash provided by operating activities was primarily the result of a favorable working capital change during the first nine months of 2018 compared with the first nine months of 2017. The change in working capital was mainly the result of an increase in accounts receivable due to timing during the first nine months of 2017 compared with a decrease in 2018, and a favorable change in intercompany accounts receivable/payable during the first nine months of 2018 compared with 2017.

The change in net cash used for investing activities was primarily attributable to an increase in expenditures for property, plant and equipment at MLMC and NAM's consolidated operations.

	2018	2017	Change
Financing activities:
Net reductions to long-term debt and revolving credit agreements	$(40,207)	$(35,008)	$(5,199)
Cash dividends paid to NACCO	(2,000)	(4,000)	2,000
Other	—	(1,324)	1,324
Net cash used for financing activities	$(42,207)	$(40,332)	$(1,875)

The change in net cash used for financing activities was primarily from a reduction in borrowings on NACoal's revolving credit facility during the first nine months of 2018 when compared with the first nine months of 2017.

Financing Activities

NACoal has an unsecured revolving line of credit of up to $150.0 million (the “NACoal Facility”) that expires in August 2022. Borrowings outstanding under the NACoal Facility were $10.0 million at September 30, 2018. At September 30, 2018, the excess availability under the NACoal Facility was $138.5 million, which reflects a reduction for outstanding letters of credit of $1.5 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective September 30, 2018, for base rate and LIBOR loans were 1.00% and 2.00%, respectively. The NACoal Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.35% on the unused commitment at September 30, 2018. The floating rate of interest applicable to the NACoal Facility at September 30, 2018 was 4.25%.

The NACoal Facility contains restrictive covenants, which require, among other things, NACoal to maintain a maximum debt to EBITDA ratio of 3.00 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The NACoal Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 2.00 to 1.00, or if greater than 2.00 to 1.00, a Fixed Charge Coverage Ratio of 1.10 to 1.00, in conjunction with maintaining unused availability thresholds of borrowing capacity, as defined in the NACoal Facility, of $15.0 million. At September 30, 2018, NACoal was in compliance with all financial covenants in the NACoal Facility.

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

Capital Expenditures

Expenditures for property, plant and equipment were $14.5 million during the first nine months of 2018. NACoal estimates that its capital expenditures for the remainder of 2018 could be up to $12.1 million for new and replacement equipment and land and coal reserves required for future mining. These expenditures are expected to be funded from internally generated funds and/or bank borrowings.

Capital Structure

NACoal's capital structure is presented below:

	SEPTEMBER 30 2018	DECEMBER 31 2017	Change
Cash and cash equivalents	$3,615	$6,681	$(3,066)
Other net tangible assets	138,400	149,085	(10,685)
Coal supply agreements, net	41,342	43,554	(2,212)
Net assets	183,357	199,320	(15,963)
Total debt	(17,496)	(58,146)	40,650
Total equity	$165,861	$141,174	$24,687
Debt to total capitalization	10%	29%	(19)%

The decrease in net assets was primarily due to the change in other net tangible assets as a result of a change in intercompany accounts receivable/payable during the first nine months of 2018.

NACCO AND OTHER

FINANCIAL REVIEW

Operating Results

The results of operations at NACCO and Other were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2018	2017	2018	2017
Revenues	$—	$—	$—	$—
Operating loss	$(1,610)	$(1,936)	$(4,891)	$(4,820)
Other (income) expense	$(247)	$270	$189	$887
Loss before income tax provision (benefit)	$(1,363)	$(2,206)	$(5,080)	$(5,707)

Third Quarter of 2018 Compared with Third Quarter of 2017 and First Nine Months of 2018 Compared with First Nine Months of 2017

The decrease in NACCO and Other's operating loss for the three months ended September 30, 2018 compared with 2017 was primarily due to lower employee-related expenses, partially offset by a reduction in management fees charged to the subsidiaries. The nine months ended September 30, 2018 is comparable to the 2017 period as the reduction in management fees was offset by lower employee-related expenses. The management fees charged to NACoal represent an allocation of corporate overhead of the parent company. The three and nine months ended September 30, 2017 included $1.1 million and $3.1 million of management fees related to HBBHC, respectively.

In connection with the spin-off of HBBHC, the Company and HBBHC entered into a Transition Services Agreement ("TSA"). Under the terms of the TSA, the Company provides various services to HBBHC on a transitional basis, as needed, for varying periods after the spin-off date. The transition services are materially complete. NACCO received fees of $0.1 million and $0.5 million in the three and nine months ended September 30, 2018, recorded as a reduction to selling, general and administrative expenses.

The change in Other (income) expense for both the three and nine months ended September 30, 2018 compared with 2017 periods is primarily due to realized gains on invested assets of Bellaire's Mine Water Treatment Trust. See Note 2 and Note 5 to the Unaudited Condensed Consolidated Financial Statements for further discussion of the Mine Water Treatment Trust.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) changes in tax laws or regulatory requirements, including changes in mining or power plant emission regulations and health, safety or environmental legislation, (2) changes in costs related to geological conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (3) regulatory actions, changes in mining permit requirements or delays in obtaining mining permits that could affect deliveries to customers, (4) weather conditions, extended power plant outages, liquidity events or other events that would change the level of customers' coal or limestone requirements, (5) weather or equipment problems that could affect deliveries to customers, (6) changes in the power industry that would affect demand for NACoal's reserves, (7) changes in the costs to reclaim NACoal mining areas, (8) costs to pursue and develop new mining and value-added service opportunities, (9) changes to or termination of a long-term mining contract, or a customer default under a contract, (10) delays or reductions in coal or limestone deliveries at NACoal's or NAM's operations, (11) changes in the prices of hydrocarbons, particularly diesel fuel, oil and natural gas, and (12) increased competition, including consolidation within the industry.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK

The Company entered into certain financing arrangements that require interest payments based on floating interest rates. As such, the Company's financial results are subject to changes in the market rate of interest. There is an inherent rollover risk for borrowings as they mature and are renewed at current market rates. Based on the average interest rate and the borrowings outstanding on these financing arrangements during the three and nine months ended September 30, 2018, the Company does not believe that a 10% change in the interest rate would have a material effect on the Unaudited Condensed Consolidated Financial Statements.

COMMODITY PRICE RISK
The Company uses certain commodities, including steel and diesel fuel, in the normal course of its operations. As such, the cost of operations is subject to variability as the market for these commodities changes. The Company monitors this risk and utilizes forward purchase contracts to manage a portion of NACoal's exposure related to diesel fuel volatility. There were no material changes in the Company's commodity price risk during the third quarter of 2018.

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

Changes in internal control over financial reporting: During the third quarter of 2018, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
None.

Item 1A    Risk Factors
No material changes to the risk factors from the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities (1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
Month #1 (July 1 to 31, 2018)	6,547	$32.65	6,547	$24,731,346
Month #2 (August 1 to 31, 2018)	2,152	$32.86	2,152	$24,660,631
Month #3 (September 1 to 30, 2018)	—	$—	—	$24,660,631
Total	8,699	$32.71	8,699	$24,660,631

(1)	In February 2018, the Company established a new stock repurchase program allowing for the purchase of up to $25.0 million of the Company's Class A Common Stock outstanding through December 31, 2019.

Item 3    Defaults Upon Senior Securities
None.

Item 4    Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 filed with this Quarterly Report on Form 10-Q for the period ended September 30, 2018.

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

NACCO Industries, Inc. (Registrant)
Date:	October 30, 2018	/s/ Elizabeth I. Loveman
Elizabeth I. Loveman
Vice President and Controller (principal financial and accounting officer)