Form 10-K
period 2018-12-31
NACCO INDUSTRIES INC
filed 2019-03-06
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
     YES ☑     NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
     YES ☑     NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑	Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
     YES ☐    NO ☑
Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of June 30, 2018 (the last business day of the registrant's most recently completed second fiscal quarter): $145,248,626
Number of shares of Class A Common Stock outstanding at February 22, 2019: 5,428,269
Number of shares of Class B Common Stock outstanding at February 22, 2019: 1,568,810
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2019 annual meeting of stockholders are incorporated herein by reference in Part III of this Form 10-K.

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
Additional information relating to financial and operating data on a segment basis (including NACCO and Other) is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II of this Form 10-K and in Note 15 to the Consolidated Financial Statements contained in this Form 10-K.
NACCO was incorporated as a Delaware corporation in 1986 in connection with the formation of a holding company structure for a predecessor corporation organized in 1913. As of December 31, 2018, the Company and its subsidiaries had approximately 2,400 employees, including approximately 2,000 employees at the Company’s unconsolidated mining operations.
The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports available, free of charge, through its website, www.nacco.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).
Significant Events

During 2018, 2017 and 2016, NACoal expanded its NAM business by adding several new customers.

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

On June 28, 2017, Southern Company and its subsidiary, Mississippi Power, suspended operations involving the coal gasifier portion of the Kemper County energy facility. Liberty Fuels Company, LLC ("Liberty"), an unconsolidated mining operation, was the sole supplier of coal to fuel the gasifier under its contract with Mississippi Power. Liberty ceased all mining and delivery of lignite in 2017 and commenced mine reclamation in 2018.

On January 1, 2017, Bisti Fuels Company, LLC ("Bisti"), an unconsolidated mining operation, became the contract miner at Navajo Transitional Energy Company's ("NTEC's") Navajo Mine.

Centennial Natural Resources, LLC ("Centennial") ceased active mining operations at the end of 2015. During 2016 and 2017, the Company's NACoal subsidiary recorded non-cash impairment charges of $17.4 million and $1.0 million, respectively. The carrying value of coal land and real estate and the assets held for sale were zero as of December 31, 2017.

North American Coal
General
NACoal operates surface mines that supply coal primarily to power generation companies under long-term contracts, and provides other value-added services to natural resource companies.  In addition, its NAM business operates and maintains draglines and other equipment under contracts with sellers of aggregates.

Coal is surface-mined from NACoal's mines in North Dakota, Texas, Mississippi, Louisiana and on the Navajo Nation in New Mexico. NACoal has the following operating coal mining subsidiaries: Bisti, Caddo Creek Resources Company, LLC (“Caddo Creek”), Camino Real Fuels, LLC (“Camino Real”), The Coteau Properties Company (“Coteau”), Coyote Creek

Mining Company, LLC (“Coyote Creek”), Demery Resources Company, LLC (“Demery”), The Falkirk Mining Company (“Falkirk”), Mississippi Lignite Mining Company (“MLMC”) and The Sabine Mining Company (“Sabine”). Liberty ceased all mining and delivery of lignite in 2017 and commenced mine reclamation in 2018.

Coteau, Coyote, Falkirk, MLMC and Sabine supply lignite coal for power generation. Bisti and Camino Real supply sub-bituminous coal for power generation. Caddo Creek and Demery supply lignite coal for the production of activated carbon. Each of these mines deliver their coal production to adjacent or nearby power plants, synfuels plants or activated carbon processing facilities under long-term supply contracts. With the exception of Camino Real, each mine is the exclusive supplier to its customers' facilities.

All of the operating coal mining subsidiaries other than MLMC are unconsolidated. The unconsolidated coal mining subsidiaries were formed to develop, construct and/or operate surface coal mines under long-term contracts and are capitalized primarily with debt financing provided by or supported by their respective customers, and without recourse to NACCO and NACoal.

MLMC is a consolidated entity because NACoal pays all operating costs and provides the capital for the mine. MLMC sells coal to its customer at a contractually agreed-upon price which adjusts monthly, primarily based on changes in the level of established indices which reflect general U.S. inflation rates.  MLMC's customer, KMRC RH, LLC until April 30, 2016 and Choctaw Generation Limited Partnership, LLLP subsequent to April 30, 2016, accounted for approximately 60%, 60% and 69% of NACoal's revenues for the years ended December 31, 2018, 2017 and 2016, respectively. Centennial, which ceased coal production at the end of 2015, is also a consolidated entity.

NAM primarily provides value-added services for independently owned limestone quarries and is generally reimbursed by its customers based on production costs plus a management fee per unit of limestone delivered. NAM's largest customer, Cemex Construction Materials of Florida, LLC ("Cemex"), accounted for approximately 20%, 18% and 16% of NACoal's revenues for the year ended December 31, 2018, 2017 and 2016, respectively. The financial results for NAM are included in the consolidated mining operations or unconsolidated mining operations based on each entity's structure.

The contracts with the customers of the unconsolidated subsidiaries eliminate exposure to spot coal and aggregates market price fluctuations and are based on a "management fee" approach, whereby compensation includes reimbursement of all operating costs, plus a fee based on the amount of coal or limestone delivered. The fees earned adjust over time in line with various indices which reflect general U.S. inflation rates.

NACoal also provides coal handling, processing and drying services for a number of customers. For example, NoDak Energy Services, LLC ("NoDak") operates and maintains a coal processing facility for a customer's power plant. North American Coal Royalty Company ("NACRC") provides surface and mineral acquisition and lease maintenance services related to the Company's operations and owns the mineral rights of various properties throughout the U.S.

NACoal's total coal reserves approximate 1.9 billion tons (including the unconsolidated coal mining subsidiaries), with approximately 1.0 billion tons committed to customers pursuant to long-term contracts. At December 31, 2018, NACoal's operating mines consisted both of mines where the reserves were acquired (whether in fee or through leases) and developed by NACoal, as well as mines where reserves are owned or leased by the customers of the mines and developed by NACoal.

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

Sales, Marketing and Operations
The principal coal customers of NACoal are electric utilities, an independent power provider, producers of activated carbon and a synfuels plant. The total coal severed by mine (in millions of tons) for the two years ended December 31 are as follows:

	2018	2017
Unconsolidated Mines
Coteau	14.2	14.7
Falkirk	8.2	7.2
Sabine	3.5	3.8
Bisti	3.4	3.7
Camino Real	2.2	2.4
Coyote Creek	2.5	2.1
Other	0.4	0.8
Consolidated Mines
Mississippi Lignite Mining Company	2.9	2.4
Total tons severed	37.3	37.1

Seasonality
NACoal has experienced limited variability in its results due to the effect of seasonality; however, variations in coal demand can occur as a result of the timing of planned or unplanned outage days at NACoal's customers' facilities. Variations in coal demand can also occur as a result of changes in market prices of competing fuels such as natural gas, wind and solar power and demand for electricity, which can fluctuate based on changes in weather patterns.

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
Based on industry information, NACoal believes it was one of the ten largest coal producers in the U.S. in 2018 based on total coal tons produced.
Employees
As of December 31, 2018, NACoal had approximately 2,400 employees, including approximately 2,000 employees at the unconsolidated mining operations of which approximately 255 are represented by a union at Bisti. NACoal believes its current labor relations with both union and non-union employees are satisfactory.

The location, mine type, reserve data, coal quality characteristics, sales tonnage and contract expiration date for the mines operated by NACoal were as follows:

COAL MINING OPERATIONS ON AN “AS RECEIVED” BASIS

		2018						2017
		Proven and Probable Reserves (a)(b)
		Committed Under Contract	Uncommitted	Total	Tons Delivered (Millions)	Owned Reserves (%)	Leased Reserves (%)	Total Committed and Uncommitted (Millions of Tons)	Tons Delivered (Millions)	Contract Expires
Mine/Reserve	Type of Mine	(Millions of Tons)
Unconsolidated Mines
Freedom Mine (c)- The Coteau Properties Company	Surface Lignite	444.5	—	444.5	14.2	3%	97%	452.2	14.7	2022	(d)
Falkirk Mine (c)- The Falkirk Mining Company	Surface Lignite	373.6	—	373.6	8.4	1%	99%	374.3	7.2	2045
South Hallsville No. 1 Mine (c)- The Sabine Mining Company	Surface Lignite	(e)	(e)	(e)	3.8	(e)	(e)	(e)	3.6	2035
Five Forks Mine (c)- Demery Resources Company, LLC	Surface Lignite	(e)	(e)	(e)	0.2	(e)	(e)	(e)	0.4	2030
Marshall Mine (c)- Caddo Creek Resources Company, LLC	Surface Lignite	(e)	(e)	(e)	0.2	(e)	(e)	(e)	0.2	2044
Eagle Pass Mine (c)- Camino Real Fuels, LLC	Surface Bituminous	(e)	(e)	(e)	2.1	(e)	(e)	(e)	2.4	2021
Liberty Mine (c)(f)- Liberty Fuels Company, LLC	Surface Lignite	(e)	(e)	(e)	—	(e)	(e)	(e)	0.4	2028	(f)
Coyote Creek Mine (c)- Coyote Creek Mining Company, LLC	Surface Lignite	72.2	—	72.2	2.5	0%	100%	74.9	2.2	2040
Navajo Mine (c)- Bisti Fuels Company	Surface Sub-bituminous	(e)	(e)	(e)	4.1	(e)	(e)	(e)	3.7	2031
Consolidated Mines
Red Hills Mine- Mississippi Lignite Mining Company	Surface Lignite	105.8	125.5	231.3	3.0	33%	67%	234.4	2.4	2032
Centennial Natural Resources	Surface Bituminous	—	50.0	50.0	—	30%	70%	51.4	—	(g)
Total Developed		996.1	175.5	1,171.6	38.5			1,187.2	37.2
Undeveloped Mines									.
North Dakota		—	243.7	243.7	—		100%	243.7	—
Texas		—	222.5	222.5	—		100%	222.5	—
Eastern (h)		—	41.0	41.0	—		100%	15.3	—
Mississippi		—	187.8	187.8	—		100%	187.8	—
Total Undeveloped		—	695.0	695.0	—			669.3	—
Total Developed/Undeveloped		996.1	870.5	1,866.6				1,856.5

					Average Coal Quality (As received)
Mine/Reserve	Type of Mine	Coal Formation or Coal Seam(s)	Average Seam Thickness (feet)	Average Depth (feet)	BTUs/lb	Sulfur (%)	Ash (%)	Moisture (%)
Unconsolidated Mines
Freedom Mine (c)- The Coteau Properties Company	Surface Lignite	Beulah-Zap Seam	18	130	6,700	0.90%	9%	36%
Falkirk Mine (c)- The Falkirk Mining Company	Surface Lignite	Hagel A&B, Tavis Creek Seams	8	90	6,200	0.62%	11%	38%
South Hallsville No. 1 Mine (c)- The Sabine Mining Company	Surface Lignite	(e)	(e)	(e)	(e)	(e)	(e)	(e)
Five Forks Mine (c)- Demery Resources Company, LLC	Surface Lignite	(e)	(e)	(e)	(e)	(e)	(e)	(e)
Marshall Mine (c)- Caddo Creek Resources Company, LLC	Surface Lignite	(e)	(e)	(e)	(e)	(e)	(e)	(e)
Eagle Pass Mine (c)- Camino Real Fuels, LLC	Surface Bituminous	(e)	(e)	(e)	(e)	(e)	(e)	(e)
Liberty Mine (c)(f)- Liberty Fuels Company, LLC	Surface Lignite	(e)	(e)	(e)	(e)	(e)	(e)	(e)
Coyote Creek Mine (c)- Coyote Creek Mining Company, LLC	Surface Lignite	Beulah-Zap Seam	10	95	6,900	0.98%	8%	36%
Navajo Mine (c)- Bisti Fuels Company	Surface Sub-bituminous	(e)	(e)	(e)	(e)	(e)	(e)	(e)
Consolidated Mines
Red Hills Mine- Mississippi Lignite Mining Company	Surface Lignite	C, D, E, F, G, H Seams	3.6	150	5,200	0.60%	14%	43%
Centennial Natural Resources	Surface Bituminous	Black Creek, New Castle, Mary Lee, Jefferson, American, Nickel Plate, Pratt Seams	1.75	178	13,226	2.00%	10%	4%
Undeveloped Mines
North Dakota	—	Fort Union Formation	13	130	6,500	0.8%	8%	38%
Texas	—	Wilcox Formation	5	120	6,800	1.0%	16%	30%
Eastern	—	Freeport & Kittanning Seams	4	400	12,070	3.3%	12%	3%
Mississippi	—	Wilcox Formation	5	130	5,200	0.6%	13%	44%

(a)
Committed and uncommitted tons represent in-place estimates. The projected extraction loss is approximately 10% of the proven and probable reserves, except with respect to the Eastern Undeveloped Mines, in which case the projected extraction loss is approximately 50% of the proven and probable reserves.

(b)
NACoal’s reserve estimates are generally based on the entire drill hole database for each reserve, which was used to develop a geologic computer model using triangulation methods and inverse distance to the second power as an interpolator for NACoal's reserves. As such, all reserves are considered proven (measured) within NACoal’s reserve estimate. None of NACoal’s coal reserves have been reviewed by independent experts.

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

(f)
Liberty ceased all mining and delivery of lignite in 2017 and commenced mine reclamation in 2018. The contract term is expected to expire upon the completion of mine reclamation, currently anticipated to occur by 2028.

(g)	Centennial ceased active mining operations at the end of 2015.

(h)
The proven and probable reserves included in the table do not include coal that is leased to others. NACoal had 71.4 million tons and 99.1 million tons in 2018 and 2017, respectively, of Eastern Undeveloped Mines with leased coal committed under contract.

Locations of Operations

The Falkirk Mining Company
Coyote Creek Mining Company
NoDak Energy Services, L.L.C.
The Coteau Properties Company
The Sabine Mining Company
Caddo Creek Resources Company
North American Mining
Bisti Fuels Company
Mississippi Lignite Mining Company
NORTH AMERICAN COAL CORPORATION
Corporate Office
Liberty Fuels Company
North American Mining
Camino Real Fuels
Demery Resources Company

Unconsolidated Mines
Freedom Mine — The Coteau Properties Company
The Freedom Mine generally produces between 13.5 million and 14.5 million tons of lignite coal annually. The mine started delivering coal in 1983. All production from the mine is delivered to Dakota Coal Company, a wholly owned subsidiary of Basin Electric Power Cooperative. Dakota Coal Company then sells the coal to the Great Plains Synfuels Plant, Antelope Valley Station and Leland Olds Station, all of which are operated by affiliates of Basin Electric Power Cooperative.
The Freedom Mine, operated by Coteau, is located approximately 90 miles northwest of Bismarck, North Dakota. The main entrance to the Freedom Mine is accessed by means of a paved road and is located on County Road 15. Coteau holds 292 leases granting the right to mine approximately 32,884 acres of coal interests and the right to utilize approximately 22,456 acres of surface interests. In addition, Coteau owns in fee 33,365 acres of surface interests and 4,107 acres of coal interests. Substantially all of the leases held by Coteau were acquired in the early 1970s and have been replaced with new leases or have lease terms for a period sufficient to meet Coteau’s contractual production requirements.
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
Falkirk Mine — The Falkirk Mining Company
The Falkirk Mine generally produces between 7 million and 8 million tons of lignite coal annually primarily for the Coal Creek Station, an electric power generating station owned by Great River Energy. The mine started delivering coal in 1978. Commencing in the second half of 2014, Falkirk began delivering coal to Spiritwood Station, another electric power generating station owned by Great River Energy. Annual deliveries to Spiritwood Station have averaged between 200,000 and 400,000 tons.
The Falkirk Mine, operated by Falkirk, is located approximately 50 miles north of Bismarck, North Dakota on a paved access road off U.S. Highway 83. Falkirk holds 304 leases granting the right to mine approximately 44,800 acres of coal interests and the right to utilize approximately 23,670 acres of surface interests. In addition, Falkirk owns in fee 39,447 acres of surface interests and 1,270 acres of coal interests. Substantially all of the leases held by Falkirk were acquired in the early 1970s with initial terms that have been further extended by the continuation of mining operations.
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
South Hallsville No. 1 Mine — The Sabine Mining Company
The South Hallsville No. 1 Mine generally produces between 3 million and 4 million tons of lignite coal annually. The mine started delivering coal in 1985. All production from the mine is delivered to Southwestern Electric Power Company's Henry W. Pirkey Plant.
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
Five Forks Mine — Demery Resources Company, LLC
The Five Forks Mine, operated by Demery, began delivering coal in 2012 and is located approximately three miles north of Creston, Louisiana on State Highway 153. Access to the Five Forks Mine is by means of a paved road. Demery has no title, claim, lease or option to acquire any of the reserves at the Five Forks Mine. Demery's customer, Five Forks Mining, LLC, controls all of the reserves within the Five Forks Mine.
Marshall Mine — Caddo Creek Resources Company, LLC
The Marshall Mine, operated by Caddo Creek, began delivering coal in 2014 and is located approximately ten miles south of Marshall, Texas on FM-1186. Access to the Marshall Mine is by means of a paved road. Caddo Creek has no title, claim, lease or option to acquire any of the reserves at the Marshall Mine. Marshall Mine, LLC controls all of the reserves within the Marshall Mine.
Eagle Pass Mine — Camino Real Fuels, LLC

The Eagle Pass Mine, operated by Camino Real, began delivering coal in 2015 to Camino Real's customer, Dos Republicas Coal Partnership. The Eagle Pass Mine produces between 1.5 million and 2.5 million tons of bituminous coal annually.

Eagle Pass Mine is located approximately six miles north of Eagle Pass, Texas on State Highway 1588. Access to the Eagle Pass Mine is by means of a paved road. Camino Real has no title, claim, lease or option to acquire any of the reserves at the Eagle Pass Mine. Dos Republicas Coal Partnership controls all of the reserves within the Eagle Pass Mine.
Liberty Mine — Liberty Fuels Company, LLC

In 2017, Southern Company and its subsidiary, Mississippi Power, suspended operations involving the coal gasifier portion of the Kemper County energy facility. Liberty was the sole supplier of coal to fuel the gasifier under its contract with Mississippi Power. In the first quarter of 2018, Mississippi Power instructed Liberty to permanently cease all mining and delivery of lignite and to commence mine reclamation. The terms of the contract specify that Mississippi Power is responsible for all mine closure costs. Under the contract, Liberty is specified as the contractor to complete final mine closure and receives compensation for these services.

The Liberty Mine is located approximately 20 miles north of Meridian, Mississippi off State Highway 493. With the exception of nine leases granting the right to mine 25.9 acres of coal interests and the right to utilize 25.9 acres of surface interests, Liberty has no title, claim, lease or option to acquire any of the reserves at the Liberty Mine, which are controlled by Mississippi Power.
Coyote Creek Mine - Coyote Creek Mining Company, LLC

In the second quarter of 2016, the Coyote Creek Mine began delivering coal to the Coyote Station owned by Otter Tail Power Company, Northern Municipal Power Agency, Montana-Dakota Utilities Company and Northwestern Corporation. The Coyote Creek Mine generally produces approximately 1.8 million to 2.5 million tons of lignite coal annually when Coyote Station is operating at anticipated levels.

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

Navajo Mine - Bisti Fuels Company, LLC

In January 2017, Bisti became the contract miner at NTEC's existing mine and anticipates making annual coal deliveries of approximately 5.0 million tons when the Four Corners Power Plant is operating at anticipated levels, which is currently anticipated to occur in 2019.

The Navajo Mine, operated by Bisti, is located approximately 25 miles southwest of Farmington, New Mexico, off Indian Service Road 3005, and is on the Navajo Nation. Access to the Navajo Mine is by means of a paved road. Bisti has no title, claim, lease or option to acquire any of the reserves at Navajo Mine. NTEC, a wholly-owned limited liability company of The Navajo Nation, controls all of the reserves within the Navajo Mine.
Consolidated Mines
Red Hills Mine — Mississippi Lignite Mining Company
The Red Hills Mine generally produces between 2 million and 3 million tons of lignite coal annually. The Red Hills Mine started delivering coal in 2000. All production from the mine is delivered to its customer's Red Hills Power Plant.
The Red Hills Mine, operated by MLMC, is located approximately 120 miles northeast of Jackson, Mississippi. The entrance to the mine is by means of a paved road located approximately one mile west of Highway 9. MLMC owns in fee approximately 6,448 acres of surface interest and 3,908 acres of coal interests. MLMC holds leases granting the right to mine approximately 6,445 acres of coal interests and the right to utilize approximately 5,868 acres of surface interests. MLMC holds subleases under which it has the right to mine approximately 1,054 acres of coal interests. The majority of the leases held by MLMC were originally acquired during the mid-1970s to the early 1980s with terms extending 50 years, many of which can be further extended by the continuation of mining operations.
The lignite deposits of the Gulf Coast are found primarily in a narrow band of strata that outcrops/subcrops along the margin of the Mississippi Embayment. The potentially exploitable tertiary lignites in Mississippi are found in the Wilcox Group. The outcropping Wilcox is composed predominately of non-marine sediments deposited on a broad flat plain.
Centennial Natural Resources
Centennial ceased active mining operations at the end of 2015. Centennial and its affiliate, NACRC, own in fee approximately 5,648 acres of coal interests and approximately 2,331 acres of surface interests in Alabama. Centennial holds leases in Alabama granting the right to mine approximately 7,874 acres of coal interests and the right to utilize approximately 9,479 acres of surface interests. The majority of the leases held by Centennial were originally acquired between 2000 and 2012 with terms that can be extended by the continuation of mining activities.
North American Coal Royalty Company
No operating mines currently exist on the undeveloped coal reserves in Alabama, Mississippi, North Dakota, Ohio, Pennsylvania and Texas. NACRC receives certain royalty payments based on the sale of oil and natural gas, primarily in Louisiana and Ohio, and, to a lesser extent, for coal located in Alabama, Mississippi, North Dakota and Pennsylvania, primarily extracted by third parties.

North American Mining Operations
NAM primarily operates and maintains draglines to mine limestone and sand at the following quarries in Florida and Virginia pursuant to mining services agreements with the quarry owners:

Quarry Name	Location	Quarry Owner	Year NACoal Started Dragline Operations
White Rock Quarry — North	Miami	WRQ	1995
Krome Quarry	Miami	Cemex	2003
Alico Quarry	Ft. Myers	Cemex	2004
FEC Quarry	Miami	Cemex	2005
White Rock Quarry — South	Miami	WRQ	2005
SCL Quarry	Miami	Cemex	2006
Central State Aggregates Quarry	Zephyrhills	McDonald Group	2016
Mid Coast Aggregates Quarry	Sumter County	McDonald Group	2016
West Florida Aggregates Quarry	Hernando County	McDonald Group	2016
St. Catherine Quarry	Sumter County	Cemex	2016
Center Hill Quarry	Sumter County	Cemex	2016
Inglis Quarry	Crystal River	Cemex	2016
Titan Corkscrew Quarry	Ft. Myers	Titan America	2017
Palm Beach Aggregates Quarry	Loxahatchee	Palm Beach Aggregates	2017
Perry Quarry	Lamont	Martin Marietta	2018
SDI Aggregates Quarry	Florida City	Blue Water Industries	2018
Queensfield Mine	King William County, VA	King William Sand and Gravel Company, Inc.	2018
NAM's customers control all of the limestone reserves within their respective quarries.
Access to the White Rock Quarry is by means of a paved road from 122nd Avenue.
Access to the Krome Quarry is by means of a paved road from Krome Avenue.
Access to the Alico Quarry is by means of a paved road from Alico Road.
Access to the FEC Quarry is by means of a paved road from NW 118th Avenue.
Access to the SCL Quarry is by means of a paved road from NW 137th Avenue.
Access to the Central State Aggregates Quarry is by means of a paved road from Yonkers Boulevard.
Access to the Mid Coast Aggregates Quarry is by means of a paved road from State Road 50.
Access to the West Florida Quarry is by means of a paved road from Cortez Boulevard.
Access to the St. Catherine Quarry is by means of a paved road from County Road 673.
Access to the Center Hill Quarry is by means of a paved road from West Kings Highway.
Access to the Inglis Quarry is by means of a paved road from Highway 19 South.
Access to the Titan Corkscrew Quarry is by means of a paved road from Corkscrew Road.
Access to the Palm Beach Aggregates Quarry is by means of a paved road from State Road 80.
Access to the Perry Quarry is by means of paved road from Nutall Rise Road.
Access to the SDI Aggregates Quarry is by means of paved road from SW 167th AVE.
Access to the Queensfield Mine is by means of paved road from Dabney's Mill Road (SR 604).
NAM has no title, claim, lease or option to acquire any of the reserves at any of the limestone or sand quarries where it provides services.

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
Exploration and Development. All mines are well past the exploration stage. With the exceptions of Centennial, which ceased production at the end of 2015, and Liberty, which commenced mine reclamation in 2018, additional pit development is under way at each mine. Drilling programs are routinely conducted for the purpose of refining guidance related to ongoing operations. For example, at the Red Hills Mine, the lignite coal reserve has been defined by a drilling program that is designed to provide 500-foot spaced drill holes for areas anticipated to be mined within six years of the current pit. Drilling beyond the six-year horizon ranges from 1,000 to 2,000-foot centers. Drilling is conducted annually to stay current with the advance of mining operations. Geological evaluation is in process at all operating locations.
Facilities and Equipment. The facilities and equipment for each of the mines are maintained to allow for safe and efficient operation. The equipment is well maintained, in good physical condition and is either updated or replaced periodically with newer models or upgrades available to keep up with modern technology. As equipment wears out, the mines evaluate what replacement option will be the most cost-efficient, including the evaluation of both new and used equipment, and proceed with that replacement. The majority of electrical power for the draglines, shovels, coal crushers, coal conveyors and facilities generally is provided by the power generation customer for the applicable mine. Electrical power for the Sabine facilities is provided by Upshur Rural Electric Co-op. Electrical power for the Sabine dragline operating in the South Marshall permit area is provided by Southwestern Electric Power Company. Electrical power for the draglines operating in the Rusk permit area is provided by Rusk County Electric Co-op. Electrical power for the MLMC draglines and shovels is provided by 4-County Electric Power Association. The remainder of the equipment generally is powered by diesel fuel or gasoline.

The total cost of the property, plant and equipment, net of applicable accumulated amortization, depreciation and impairment as of December 31, 2018 is set forth in the chart below:

Mine	Total Historical Cost of Mine Property, Plant and Equipment (excluding Coal Land, Real Estate and Construction in Progress), Net of Applicable Accumulated Amortization, Depreciation and Impairment
(in millions)
Unconsolidated Mining Operations
Freedom Mine — The Coteau Properties Company	$194.0
Falkirk Mine — The Falkirk Mining Company	$78.8
South Hallsville No. 1 Mine — The Sabine Mining Company	$145.6
Five Forks Mine — Demery Resources Company, LLC	$—
Marshall Mine — Caddo Creek Resources Company, LLC	$—
Eagle Pass Mine — Camino Real Fuels, LLC	$—
Liberty Mine — Liberty Fuels Company, LLC	$—
Coyote Creek Mine — Coyote Creek Mining Company, LLC	$159.3
Navajo Mine — Bisti Fuels Company, LLC	$—
North American Mining Operations	$—
Consolidated Mining Operations
Red Hills Mine — Mississippi Lignite Mining Company	$54.8
North American Mining Operations	$10.0
Other	$1.2
Predominantly all of Bisti, Caddo Creek, Camino Real, Demery, Liberty and Unconsolidated NAM's machinery and equipment is owned by NACoal’s customers.

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
The limestone quarries where NACoal provides services are owned and operated by NACoal’s customers.
Some laws, as discussed below, place many requirements on NACoal’s coal mining operations and the limestone quarries where NACoal provides services. Federal and state regulations require regular monitoring of NACoal’s operations to ensure compliance.

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

States are required to submit to the EPA revisions to their state implementation plans ("SIPs") that demonstrate the manner in which the states will attain national ambient air quality standards ("NAAQS") every time a NAAQS is issued or revised by the EPA. The EPA has adopted NAAQS for several pollutants, which continue to be reviewed periodically for revisions. When the EPA adopts new, more stringent NAAQS for a pollutant, some states have to change their existing SIPs. If a state fails to revise its SIP and obtain EPA approval, the EPA may adopt regulations to effect the revision. Coal mining operations and coal-fired power plants that emit particulate matter or other specified material are, therefore, affected by changes in the SIPs. Through this process over the last few years, the EPA has reduced the NAAQS for particulate matter, ozone, and nitrogen oxides. NACoal’s coal mining operations and power generation customers may be directly affected when the revisions to the SIPs are made and incorporate new NAAQS for sulfur dioxide, nitrogen oxides, ozone and particulate matter. In response to a court remand of earlier rules to control the regional dispersion of sulfur dioxide and nitrogen oxides from coal-fired power plants and their impacts of downwind NAAQS areas, in mid-2011, the EPA finalized the Cross-State Air Pollution Rule ("CSAPR") to address interstate transport of pollutants. This affects states in the eastern half of the U.S. and Texas. This rule imposes additional emission restrictions on coal-fired power plants to attain ozone and fine particulate NAAQS. The EPA subsequently appealed to the U.S. Supreme Court, which overturned the lower court ruling in 2014. The EPA began implementation of the rule in 2015, when Phase I emission reductions in sulfur dioxide and nitrogen dioxide became effective. Phase II reductions became effective in 2017. On October 26, 2016, the EPA finalized an update to the CSAPR, which included additional reductions in nitrogen oxide emissions. Some questions regarding the rule remain unresolved and additional litigation is pending. In 2018, the EPA finalized all remaining ozone designations to comply with the 2015 ozone air quality standards. None of the power plants supplied by NACoal are within non-attainment areas for ozone.

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

The EPA promulgated a regional haze program designed to protect and to improve visibility at and around Class I Areas, which are generally National Parks, National Wilderness Areas and International Parks. This program may restrict the construction of new coal-fired power plants, the operation of which may impair visibility at and around the Class I Areas. Additionally, the program requires certain existing coal-fired power plants to install additional control measures designed to limit haze-causing emissions, such as sulfur dioxide, nitrogen oxide and particulate matter. States were required to submit Regional Haze SIPs to the EPA in 2007; however, many states did not meet that deadline. In 2016, the EPA finalized revisions to the Regional Haze Rule which addresses requirements for the second planning period. SIPs will be required by July 31, 2021.

Under the CAA, new and modified sources of air pollution must meet certain new source standards (the “New Source Review Program”). In the late 1990s, the EPA filed lawsuits against owners of many coal-fired power plants in the eastern U.S. alleging that the owners performed non-routine maintenance, causing increased emissions that should have triggered the application of these new source standards. Some of these lawsuits have been settled with the owners agreeing to install additional emission control devices in their coal-fired power plants. The EPA published draft revisions to the New Source Review Program in December 2018 and revisions to the program are anticipated to be completed in 2019. The remaining litigation and the uncertainty around the New Source Review Program rules could adversely impact demand for coal. Any additional new controls may have an adverse impact on the demand for coal, which may have a material adverse effect on the Company’s business, financial condition or results of operations.

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

The U.S. Congress continues to consider a variety of proposals to reduce GHG emissions from the combustion of coal and other fuels. These proposals include emission taxes, emission reductions, including carbon tax and “cap-and-trade” programs, and mandates or incentives to generate electricity by using renewable resources, such as wind or solar power. Some states have established programs to reduce GHG emissions. Further, governmental agencies have been providing grants or other financial incentives to entities developing or selling alternative energy sources with lower levels of GHG emissions, which may lead to more competition from those entities.

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

In 2015, President Obama and the EPA announced the CPP, which included final emission guidelines for states to follow in developing plans to reduce GHG emissions from existing fossil fuel-fired electric generating units ("EGUs") as well as limits on GHG emission rates for new, modified and reconstructed EGUs. Under the CPP, nationwide carbon dioxide emissions would be reduced by 32% from 2005 levels by 2030 with emissions reductions scheduled to be phased in between 2022 and 2030. In 2016, the U.S. Supreme Court granted a stay of the CPP pending resolution of litigation challenging the CPP. As directed by Executive Order by President Trump (“Executive Order”), on April 4, 2017, the EPA issued a proposed rule announcing its intention to review the CPP, and, if appropriate, initiate proceedings to suspend, revise or rescind it. On August 21, 2018, the EPA proposed the Affordable Clean Energy (“ACE”) rule, which would establish emission guidelines for states to develop plans to address GHG emissions from existing coal-fired power plants. The ACE rule would replace the CPP, which the EPA has proposed to repeal. If finalized as proposed, it is expected that the ACE would generally require a lower level of emission reductions than the CPP and provide more regulatory flexibility to individual states.

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

As a successor to the Kyoto Protocol, on December 12, 2015, international negotiators finalized the Paris Agreement under the United Nations Framework Convention on Climate Change (“Paris Agreement”). Unlike the Kyoto Protocol, the Paris Agreement has no binding GHG reduction mandates on signatories. Participating countries only submit a description of their intended GHG reductions, and provide periodic progress updates, with no penalties for not meeting their self-imposed targets. The Paris Agreement also includes language stating that developed countries will provide financial assistance to help developing countries meet their GHG targets and adapt to climate change, but there are no mandated contributions. President

Obama signed this as a sole executive agreement on September 3, 2016. On June 1, 2017, President Trump announced that the United States will withdraw from the non-binding Paris Agreement and begin renegotiation of its terms or establish a new framework agreement. The renegotiation and implementation of the Paris Agreement, or other international agreements, the regulations promulgated to date by the EPA with respect to GHG emissions or the adoption of new legislation or regulations to control GHG emissions, could have a materially adverse effect on the Company’s business, financial condition and results of operations.

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

Bellaire Corporation, a wholly owned non-operating subsidiary of the Company (“Bellaire”), is treating mine water drainage from coal refuse piles associated with two former underground coal mines in Ohio and one former underground coal mine in Pennsylvania, and is treating mine water from a former underground coal mine in Pennsylvania. Bellaire anticipates that it will need to continue these activities indefinitely. See Note 7 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company's asset retirement obligations.

Bellaire was notified by the Pennsylvania Department of Environmental Protection ("DEP") during 2004 that in order to obtain renewal of a permit, Bellaire would be required to establish a mine water treatment trust (the "Trust"). Prior to 2014, Bellaire funded the Trust with $5.0 million. See Note 7 and Note 9 to the Consolidated Financial Statements in this Form 10-K for further information on the Trust.
Resource Conservation and Recovery Act
The Resource Conservation and Recovery Act ("RCRA") affects coal mining operations by establishing requirements for the treatment, storage and disposal of wastes, including hazardous wastes. Coal mine wastes, such as overburden and coal cleaning wastes, currently are exempted from hazardous waste management. In December 2014, the EPA finalized a rule specifying management standards for coal combustion residuals or coal ash ("CCRs") as a non-hazardous waste. In 2018, the EPA finalized revisions to the 2014 regulations in response to litigation of the 2014 rule. One revision allows a state director (in a state with an approved CCR permit program) or the EPA (where EPA is the permitting authority) to suspend groundwater monitoring requirements if there is evidence that there is no potential for migration of hazardous constituents to the uppermost aquifer during the active life of the unit and post closure care. The second revision allows issuance of technical certifications in lieu of a professional engineer. In addition, the EPA revised the groundwater protection standards and extended the deadline for some facilities that must close CCR units. These standards may raise the cost for CCR disposal at coal-fired power plants, making them less competitive, and may have an adverse impact on demand for coal.
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
For the year ended December 31, 2018, NACoal derived over 75% of consolidated revenue from two customers and over 55% of earnings of unconsolidated operations from two customers. There are inherent risks whenever a significant percentage of total revenues are concentrated with a limited number of customers. Revenues from NACoal's largest customers may fluctuate from time to time based on numerous factors, including market conditions, which may be outside of NACoal's control. If any of NACoal's largest customers experience declining revenues due to market, economic or competitive conditions, it could have an adverse effect on the Company's margins, profitability, cash flows and financial position. In addition, if any customers were to significantly reduce their purchases of coal from us, including by failing to buy and pay for coal they have committed to purchase in sales contracts, NACoal's business, financial condition, results of operations and cash flows could be adversely affected. During 2017, NACoal's unconsolidated Liberty Mine was placed in cessation due to its customer's decision to suspend operations of its coal gasifier and, in 2018, Liberty permanently ceased all mining and delivery of lignite and commenced mine reclamation. The customer's decision to close the mine did not negatively impact NACCO's earnings for Liberty in 2018, but does unfavorably affect its long-term earning potential from this mine.
NACoal's unconsolidated mining operations are subject to risks created by changes in customer demand, inflationary adjustments and tax changes.
The contracts with the unconsolidated mining operations’ customers are primarily based on a "management fee" approach, whereby compensation includes reimbursement of all operating costs, plus a fee based on the amount of coal or limestone delivered. The fees earned adjust over time in line with various indices which reflect general U.S. inflation rates.  During the production stage, the unconsolidated mines' customers pay the Company its agreed upon fee only for the coal or limestone delivered to them for consumption or use. As a result, reduced coal or limestone usage by customers for any reason, including, but not limited to, fluctuations in demand due to unanticipated weather conditions, scheduled and unscheduled outages at NACoal's customers' facilities, unplanned equipment failures, economic conditions or governmental regulations or comparable policies which may promote dispatch of power generated by renewables, such as wind or solar, could have a material adverse effect on the Company's results of operations. Because of the contractual price formulas for the management fees at these unconsolidated mining operations, the profitability of these operations is also subject to fluctuations in inflationary adjustments (or lack thereof) that can impact the agreed upon management fees and taxes applicable to NACoal's income on those fees. In addition, any unfavorable changes in tax laws for mining companies would have a material adverse effect on the Company. These factors could materially reduce NACoal's profitability.
NACoal’s consolidated mining operations are subject to risks associated with its capital investment, operating and equipment costs, growing use of alternative generation that competes with coal fired generation, changes in customer demand, inflationary adjustments and tax changes.
The profitability of the consolidated mining operations is subject to the risk of loss of investment in these operations, changes in demand from customers, increases in the cost of mining and growing competition from alternative generation that competes with coal-fired generation. At MLMC, the costs of mining operations are not reimbursed by MLMC's customer. As such, increased costs at MLMC or decreased revenues could materially reduce NACoal's profitability. Any long-term reduction in customer demand at MLMC would adversely affect NACoal's operating results and liquidity and could result in significant impairments. In addition, MLMC sells lignite at contractually agreed upon prices which are subject to changes in the level of established indices over time. The price of diesel fuel is heavily-weighted among these indices. As such, a substantial decline in diesel prices could materially reduce NACoal's profitability, as the decline in revenue will only be partially offset by the effect of lower diesel prices on production costs.
NACoal's consolidated operations are subject to changes in customer demand for any reason, including, but not limited to, fluctuations in demand due to unanticipated weather conditions, fluctuations in the construction industry that impact demand for aggregates, the emergence of unidentified adverse mining conditions, availability of alternative energy sources such as wind power or natural gas at reduced prices making coal-fueled generation less competitive with wind power or natural gas-fueled generation, regulations or comparable policies which may promote dispatch of power generated by renewables such as wind or solar ahead of coal, planned and unplanned outages at NACoal's customers' facilities, economic conditions, including economic conditions that adversely affect demand for coal and limestone, governmental regulations, inflationary adjustments and tax risks. In addition, any unfavorable changes in tax laws for mining companies would have a material adverse effect on NACoal's profitability.
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

NACoal is subject to burdensome federal and state mining regulations and the assumptions underlying the Company's reclamation and mine closure obligations could be materially inaccurate.
Federal and state statutes require NACoal to restore mine property in accordance with specified standards and an approved reclamation plan, and require that NACoal obtain and periodically renew permits for mining operations. Regulations require NACoal to incur the cost of reclaiming current mine disturbance at operations where NACoal holds the mining permit. Estimates of the Company's total reclamation and mine closing liabilities are based upon permit requirements and NACoal's engineering expertise related to these requirements. While management regularly reviews the estimated reclamation liabilities and believes that appropriate accruals have been recorded for all expected reclamation and other costs associated with closed mines, the estimate can change significantly if actual costs vary from assumptions or if governmental regulations change significantly. Such changes could have a material adverse effect on the Company’s business and could significantly reduce its profitability.
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
A defect in title or the loss of a leasehold interest in certain property could limit NACoal's ability to mine coal reserves or result in significant unanticipated costs.
NACoal conducts a significant part of its coal mining operations on leased properties. A title defect or the loss of a lease could adversely affect the ability to mine the associated coal reserves. NACoal may not verify title to leased properties or associated coal reserves until the Company has committed to developing those properties or coal reserves. NACoal may not commit to develop property or coal reserves until the Company has obtained necessary permits and completed exploration. As such, the title to property that the Company intends to lease or mine may contain defects prohibiting the ability to conduct mining operations. Similarly, leasehold interests may be subject to superior property rights of third parties. In order to conduct mining operations on properties where these defects exist, NACoal may incur unanticipated costs. In addition, some leases require the Company to produce a minimum quantity of coal and/or pay minimum production royalties. NACoal's inability to satisfy those requirements may cause the leasehold interest to terminate.

NACoal has no control over the timing of the development and operation of its natural gas, oil and coal reserves extracted by third parties.
NACoal is not a natural gas and oil producer. NACoal owns mineral interests and royalty interests in seven states in the continental United States. NACoal derives income from royalty-based leases under which the lessee makes payments to the Company based on the sale of natural gas and, to a lesser extent, oil and coal. In recent years, a significant portion of NACoal’s royalty income has been derived from lease signing bonus and production payments associated with NACoal assets in the Utica Shale in Ohio and future royalty-based income is dependent on the number of gas wells being developed and operated on the Company’s mineral acreage in Ohio.  The decision to pursue development and operation of oil and gas wells is made by third-party operators, not by NACoal, and depends on a number of factors outside of the Company's control, including fluctuations in commodity prices (primarily natural gas), regulatory risk, the Company's lessees' willingness and ability to incur well-development and other operating costs, and changes in the availability and continuing development of infrastructure. Lower commodity prices may reduce the amount of oil and natural gas that third-party operators can produce economically. Producing oil and natural gas wells generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. In addition, the rate of production from the Company’s oil and gas interests will decline as reserves are depleted. Any of these risks could materially reduce the Company’s expected royalty income and the Company’s profitability.
The Company has experienced growth in its NAM business in recent periods and it may not be able to sustain or manage future growth effectively.
The Company has expanded its overall NAM business, operations and headcount in recent periods. NAM’s operating expenses may increase as the Company scales the NAM business, including in expanding sales and marketing capabilities outside of Florida and in providing general and administrative resources to support NAM’s growth. As NACoal continues to grow the NAM business, the Company must effectively integrate, develop and motivate new employees, as well as existing employees who are promoted or moved into new roles, while maintaining the effectiveness of its business execution. In part, NAM’s success depends on its ability to integrate new customers in an efficient and effective manner. The Company may incur costs and capital expenditures associated with future growth prior to realizing the anticipated benefits, and the return on these investments may be lower, may develop more slowly than expected or may never be realized. If the Company is unable to manage this growth effectively, the Company may not be able to take advantage of market opportunities. The Company may also fail to execute on its business plan or respond to competitive pressures, any of which could adversely affect the NAM business, operating results and financial condition.
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

NACCO is a smaller reporting company and cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make the Company's common stock less attractive to investors.
The Company is currently a “smaller reporting company” as defined in the Securities Exchange Act of 1934, and thus allowed to provide simplified executive compensation disclosures and other decreased disclosure in SEC filings. The reduced disclosures may make it more difficult to compare the Company's performance with other public companies.
NACCO cannot predict whether investors will find our common stock less attractive because of these exemptions. If some investors find NACCO's common stock less attractive as a result, there may be a less active trading market for the Company's common stock and the stock price may be more volatile.

The Company’s business could suffer if NACCO’s information technology systems are disrupted, cease to operate effectively or if the Company experiences a security breach, a cyber incident or cyber attack.
The Company relies heavily on information technology systems to operate its business record and process transactions; respond to customer inquiries; purchase supplies and deliver inventory on a timely basis; and maintain cost-efficient operations. Given the significant number of transactions that are completed annually, it is vital to maintain constant operation of computer hardware and software systems, implement modifications and/or upgrades as needed and maintain cyber security. Despite the Company's cyber security efforts, the Company’s information technology systems may be vulnerable from time to time to damage or interruption from computer viruses, power outages, third-party intrusions and other technical malfunctions.
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
Security breaches, cyber incidents or cyber attacks could include, among other things, computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing and impersonation), hacking, denial of service attacks and other attacks. Any of these instances could compromise sensitive data, disrupt operations, require additional expenditures for cyber security, increase insurance premiums, cause reputational damage that adversely affects customer or investor confidence and damage the Company's competitiveness, sales, profitability and long-term shareholder value.
Like many other companies, the Company has been the target of malicious cyber-attack attempts in the normal course of business. Although these prior cyber-attacks have been limited in scope, have not interrupted business operations and have not had a material impact on financial results, this may not continue to be the case in the future. Cybersecurity incidents involving businesses and other institutions are on the rise. The Company believes these incidents are likely to continue and is unable to predict the direct or indirect impact of future attacks or breaches to business operations.
The Company may be subject to risk relating to increasing cash requirements of certain employee benefits plans, which may affect its financial position.
Although as of December 31, 2018, the Company's consolidated defined benefit pension plans are frozen and no longer provide for the accrual of future benefits, the expenses recorded for, and cash contributions required to be made to its defined benefit pension plans are dependent on changes in market interest rates and the value of plan assets, which are dependent on actual investment returns. Significant changes in market interest rates, decreases in the value of plan assets or investment losses on plan assets may require the Company to increase the cash contributed to defined benefit pension plans which may affect its financial position.
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
The Company has two classes of common stock: Class A common stock and Class B common stock. Holders of Class A common stock are entitled to cast one vote per share and, as of December 31, 2018, accounted for approximately 25 percent of the voting power of the Company. Holders of Class B common stock are entitled to cast ten votes per share and, as of December 31, 2018, accounted for the remaining voting power of the Company. As of December 31, 2018, certain members of the Company's extended founding family held approximately 35 percent of the Company's outstanding Class A common stock and approximately 98 percent of the Company's outstanding Class B common stock. On the basis of this common stock ownership, certain members of the Company's extended founding family could have exercised 82 percent of the Company's total voting power. Although there is no voting agreement among such extended family members, in writing or otherwise, if they were to act in concert, they could control the outcome of director elections and other stockholder votes on significant corporate actions, such as certain amendments to the Company's certificate of incorporation and sales of the Company or substantially all of its assets. Because certain members of the Company's extended founding family could prevent other stockholders from exercising significant influence over significant corporate actions, the Company may be a less attractive takeover target, which could adversely affect the market price of its common stock.

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
A. NACCO
NACCO leases office space in Mayfield Heights, Ohio, a suburb of Cleveland, Ohio, which serves as its corporate headquarters.

B. NACoal

NACoal leases its corporate headquarters office space in Plano, Texas. NACoal’s proven and probable coal reserves and deposits (owned in fee or held under leases, which generally remain in effect until exhaustion of the reserves if mining is in progress) are estimated at approximately 1.9 billion tons (including the unconsolidated mining operations), all of which are lignite coal deposits, except for approximately 91.0 million tons of bituminous coal. Reserves are estimates of quantities of coal, made by NACoal’s geological and engineering staff, which are considered mineable in the future using existing operating methods. Developed reserves are those which have been allocated to mines which are in operation; all other reserves are classified as undeveloped. Information concerning mine type, reserve data and coal quality characteristics for NACoal’s properties are set forth on the table on pages 4 and 5 under “Item 1. Business — North American Coal.”

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
The following tables set forth as of March 1, 2019 the name, age, current position and principal occupation and employment during the past five years of the Company’s executive officers. Certain executive officers of the Company listed below are also executive officers for NACoal.

EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Current Position	Other Positions

J.C. Butler, Jr.	58	President and Chief Executive Officer of NACCO (from September 2017) and President and Chief Executive Officer of NACoal (from July 2015)
From prior to 2014 to September 2017, Senior Vice President - Finance, Treasurer and Chief Administrative Officer of NACCO. From prior to 2014 to September 2017, Assistant Secretary of HBB and KC. From July 2014 to July 2015, Senior Vice President - Project Development, Administration and Mississippi Operations of NACoal. From prior to 2014 to June 2014, Senior Vice President - Project Development and Administration of NACoal.

Elizabeth I. Loveman	49	Vice President and Controller (from March 2014) and Principal Financial Officer (from June 2014)	From prior to 2014 to March 2014, Director of Financial Reporting of NACCO.

John D. Neumann	43	Vice President, General Counsel and Secretary of NACCO, Vice President, General Counsel and Secretary of NACoal (from prior to 2014)	From prior to 2014 to September 2017, Assistant Secretary of HBB and KC.

Miles B. Haberer	52
Associate General Counsel of NACCO (from prior to 2014), Associate General Counsel, Assistant Secretary of NACoal (from prior to 2014) and President, North American Coal Royalty Company (an NACoal subsidiary) (from September 2015)

			From prior to 2014 to September 2015, Director-Land of NACoal. From prior to 2014 to September 2015, Assistant Secretary of NACCO.

Jesse L. Adkins	36	Associate Counsel and Assistant Secretary of NACCO, Associate Counsel and Assistant Secretary of NACoal (from prior to 2014)

Sarah E. Fry	43	Associate General Counsel and Assistant Secretary of NACCO (from May 2017), Associate General Counsel and Assistant Secretary of NACoal (from May 2017),
From January 2015 to April 2017, Senior Counsel, Locke Lord (law firm). From March 2014 to December 2014, Partner, Culhane Meadows (law firm). From prior to 2014 to March 2014, Associate, Conner and Winters (law firm).

Thomas A. Maxwell	41	Vice President - Financial Planning and Analysis and Treasurer (from September 2017)
From September 2015 to September 2017, Director of Financial Planning and Analysis and Assistant Treasurer.
From January 2014 to September 2015, Senior Manager, Finance and Assistant Treasurer. From prior to 2014 to January 2014, Manager of Financial Planning and Analysis.

PRINCIPAL OFFICERS OF THE COMPANY’S SUBSIDIARIES
A. NACOAL

Name	Age	Current Position	Other Positions

Eric A. Dale	44	Treasurer and Senior Director, Financial Planning and Analysis, of NACoal (from January 2017)	From prior to 2014 to November 2016, Vice President of Financial Planning and Analysis at Westmoreland Coal Company.

Carroll L. Dewing	62	Vice President - Operations of NACoal (from January 2017)
From prior to 2014 to December 2016, President, The Coteau Properties Company (an NACoal subsidiary).
From July 2014 to December 2016, Vice President - North Dakota, Texas and Florida Operations, Human Resources and External Affairs of NACoal. From prior to 2014 to July 2014, Director - Northern Operations of NACoal.

Andrew B. Hart	40	Assistant Controller of NACoal (from November 2017)	From prior to 2014 to October 2017, Assistant Controller at Rowan Companies, plc.

LaVern K. Lund	46	Vice President - Business Development (from May 2017)	From prior to 2014 to April 2017, President of Liberty.

John R. Pokorny	63	Controller of NACoal (from prior to 2014)

J. Patrick Sullivan, Jr.	60	Vice President and Chief Financial Officer of NACoal (from prior to 2014)

Harry B. Tipton, III	61	Vice President - Engineering of NACoal (from July 2016)
From July 2015 to June 2016, Vice President - Engineering, and Alabama, Louisiana and Mississippi Operations of NACoal. From July 2014 to June 2015, Vice President - Engineering, and Alabama and Louisiana Operations of NACoal. From prior to 2014 to June 2014, Vice President - Engineering, and Alabama, Louisiana and Mississippi Operations of NACoal.

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
At December 31, 2018, there were 692 Class A common stockholders of record and 142 Class B common stockholders of record.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities (1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (1)
Month #1 (October 1 to 31, 2018)	—	$—	—	$24,660,631
Month #2 (November 1 to 30, 2018)	5,255	$35.00	5,255	$24,476,706
Month #3 (December 1 to 31, 2018)	23,425	$32.89	23,425	$23,706,258
Total	28,680	$33.28	28,680	$23,706,258

(1)
In February 2018, the Company established a stock repurchase program allowing for the purchase of up to $25.0 million of the Company's Class A Common Stock outstanding through December 31, 2019. See Note 12 to the Consolidated Financial Statements contained elsewhere in this Form 10-K for a discussion of the Company's stock repurchase program.

Item 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide this information.

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
Revenue recognition: Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company accounts for revenue in accordance with Accounting Standards Codification ("ASC") Topic 606, "Revenue from Contracts with Customers", which NACCO adopted on January 1, 2018, using the modified retrospective method. See Note 2 to the Consolidated Financial Statements in this Form 10-K for further discussion of the impact of ASC 606 on the Company's revenue recognition.
Retirement benefit plans: The Company maintains various defined benefit pension plans that provide benefits based on years of service and average compensation during certain periods. All pension benefits are frozen. The Company's policy is to periodically make contributions to fund the defined benefit pension plans within the range allowed by applicable regulations. The defined benefit pension plan assets consist primarily of publicly traded stocks and government and corporate bonds. There is no guarantee the actual return on the plans’ assets will equal the expected long-term rate of return on plan assets or that the plans will not incur investment losses.
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
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Changes to the estimate of any of these factors could result in a material change to the Company's pension obligation causing a related increase or decrease in future net operating results. Because the 2018 assumptions are used to calculate 2019 pension expense amounts, a one percentage-point change in the expected long-term rate of return on plan assets would result in a change in pension expense for 2019 of approximately $0.4 million for the plans. A one percentage-point change in the discount rate would result in a change in pension expense for 2019 by less than $0.1 million. A one percentage-point increase in the discount rate would have lowered the plans’ projected benefit obligation as of the end of 2018 by approximately $4.1 million; while a one percentage-point decrease in the discount rate would have raised the plans’ projected benefit obligation as of the end of 2018 by approximately $4.8 million. See Note 14 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company's retirement benefit plans.
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
Accounting for Asset Retirement Obligations: The Company's asset retirement obligations are principally for costs to dismantle certain mining equipment at the end of the life of the mine as well as for costs to close its surface mines and reclaim the land it has disturbed as a result of its normal mining activities. Under certain federal and state regulations, the Company is required to reclaim land disturbed as a result of mining. The Company determined the amounts of these obligations based on cost estimates, adjusted for inflation, projected to the estimated closure dates, and then discounted using a credit-adjusted risk-free interest rate. Changes in any of these estimates could materially change the Company's estimates for these asset retirement obligations causing a related increase or decrease in reported net operating results in the period of change in the estimate. The accretion of the liability is being recognized over the estimated life of each individual asset retirement obligation. The Company has capitalized an asset’s retirement cost as part of the cost of the related long-lived asset. These capitalized amounts are subsequently amortized to expense using a systematic and rational method.
Bellaire Corporation (“Bellaire”) is a non-operating subsidiary of the Company with legacy liabilities relating to closed mining operations, primarily former Eastern U.S. underground coal mining operations. These legacy liabilities include obligations for water treatment and other environmental remediation that arose as part of the normal course of closing these underground mining operations. The Company determined the amounts of these obligations based on cost estimates, adjusted for inflation, and then discounted using a credit-adjusted risk-free interest rate. The accretion of the liability is recognized over the estimated life of the asset retirement obligation. Since Bellaire's properties are no longer active operations, no associated asset has been capitalized.
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
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Centennial ceased coal production at the end of 2015. The Company recognized an impairment charge of $1.0 million during 2017 to reduce the value of Centennial's remaining equipment to zero. The asset impairment charge was recorded as "Centennial asset impairment charge" in the Consolidated Statements of Operations. See Note 9 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company's asset impairment charge.
Income taxes: The Company has included a portion of HBBHC's U.S. operating results in the 2017 consolidated federal income tax return filed by NACCO. The Company's allocation of taxes through the spin-off date is in accordance with the Tax Allocation Agreement. In general, the Tax Allocation Agreement between the Company and HBBHC provides that federal income taxes are computed by the Company as if it had filed a tax return on a standalone basis.
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
During 2017, the U.S. government enacted the Tax Cuts and Jobs Act (“TCJA”), which significantly revised U.S. tax law. Effective January 1, 2018, the TCJA positively impacted the Company’s ongoing effective income tax rate due to the reduction of the U.S. corporate tax rate from 35 percent to 21 percent. In addition, other significant changes to existing tax law include (1) elimination of the alternative minimum tax regime for corporations; (2) limitations on the deductibility of certain executive compensation for publicly traded companies; (3) accelerated expensing of capital investment, subject to phase-out beginning in 2023; (4) a new limitation on deductible interest expense; and (5) changes in utilization of net operating losses generated after December 31, 2017.
As a result of the TCJA, the Company recorded a discrete net tax benefit of $3.1 million in the period ending December 31, 2017. This net benefit is attributable to the corporate rate reduction on existing deferred tax assets and liabilities. See Note 13 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company's income taxes.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

CONSOLIDATED FINANCIAL SUMMARY

All of NACCO's revenues are attributable to NACoal. As a result, the Company's results of operations, including revenues, operating profit (loss) and other expense, net, for NACoal and NACCO and Other are discussed below in "Segment Results." Income taxes are analyzed on a consolidated basis. The results of operations for NACCO were as follows for the years ended December 31:

	2018	2017
NACoal operating profit	$50,284	$39,677
NACCO and Other operating loss	(6,660)	(6,863)
Operating profit	43,624	32,814
Interest expense	1,998	3,440
Income from other unconsolidated affiliates	(1,276)	(1,246)
Closed mine obligations	1,297	1,590
Other, net, including interest income	(558)	(72)
Other expense, net	1,461	3,712
Income before income tax provision	42,163	29,102
Income tax provision	7,378	639
Income from continuing operations, net of tax	$34,785	$28,463
Discontinued operations, net of tax	—	1,874
Net income	$34,785	$30,337

Effective income tax rate from continuing operations	17.5%	2.2%

Income Taxes

The Company’s effective income tax rate in 2018 differs from the U.S. federal statutory rate of 21% primarily as a result of the benefit of percentage depletion.  In addition, discrete items recognized during 2018 unfavorably impacted the effective income tax rate.  Discrete items totaled $1.2 million in 2018, primarily related to an additional valuation allowance provided against deferred tax assets in India as the Company had previously determined that such deferred tax assets do not meet the more likely than not standard for realization.

The Company applies the intraperiod tax allocation rules as described in ASC 740-20 “Intraperiod Tax Allocation” to allocate the provision for income taxes between continuing operations and discontinued operations in 2017. As a result of the spin-off of HBBHC, the Company used the “with and without” approach to compute total tax income expense for 2017. The Company calculated income tax expense from all financial statement components (continuing operations and discontinued operations), the “with” approach, and compared that to the income tax expense attributable to continuing operations, the “without” approach. The difference between the “with” and “without” was allocated to discontinued operations. While intraperiod tax allocations do not change the overall tax provision, the allocation of income tax expense between continuing operations and discontinued operations produces results that are not indicative of future expectations following the spin-off.
See Note 13 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company's income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The following tables detail the change in cash flow for the years ended December 31:

	2018	2017	Change
Operating activities:
Income from continuing operations	$34,785	$28,463	$6,322
Depreciation, depletion and amortization	14,683	12,767	1,916
Deferred income taxes	9,281	4,089	5,192
Stock-based compensation	3,958	4,520	(562)
Gain on sale of assets	(892)	(5,130)	4,238
Centennial asset impairment charge	—	982	(982)
Other	(7,612)	11,774	(19,386)
Working capital changes	419	(8,460)	8,879
Net cash provided by operating activities of continuing operations	54,622	49,005	5,617

Investing activities:
Expenditures for property, plant and equipment	(20,930)	(15,704)	(5,226)
Proceeds from the sale of assets	1,454	3,956	(2,502)
Other	1,089	1,088	1
Net cash used for investing activities of continuing operations	(18,387)	(10,660)	(7,727)

Cash flow before financing activities of continuing operations	$36,235	$38,345	$(2,110)

The $5.6 million increase in net cash provided by operating activities of continuing operations was primarily the result of favorable working capital changes, an increase in income from continuing operations and changes in deferred income taxes, partially offset by the change in other. Working capital increased primarily due to a decrease in accounts receivable from affiliates, specifically attributable to payments from HBBHC and Bisti Fuels Company, LLC, during 2018. The change in other was primarily attributable to a decrease in investment in unconsolidated subsidiaries as a result of changes in deferred taxes during 2017. The income taxes resulting from the operations of both the consolidated and the unconsolidated subsidiaries are solely the responsibility of the Company. Due to the fact that all of the Company’s subsidiaries are included in NACCO’s consolidated federal income tax return, intercompany receivables/payables, as well as the investment in the unconsolidated subsidiaries and related tax positions, can fluctuate significantly based on changes in income taxes.

The increase in net cash used for investing activities of continuing operations was primarily attributable to an increase in expenditures for property, plant and equipment at MLMC and NAM's consolidated operations in 2018 compared with 2017 as well as a reduction in proceeds from the sale of assets.

	2018	2017	Change
Financing activities:
Net reductions to long-term debt and revolving credit agreements	$(46,729)	$(36,047)	$(10,682)
Cash dividends paid	(4,578)	(6,682)	2,104
Cash dividends received from HBBHC	—	38,000	(38,000)
Other	(1,271)	(1,324)	53
Net cash used for financing activities of continuing operations	$(52,578)	$(6,053)	$(46,525)

The change in net cash used for financing activities of continuing operations was primarily from reductions in the cash dividends received from HBBHC and the repayment of borrowings on NACoal's revolving credit facility during 2018 compared with 2017. On September 28, 2017, prior to the spin-off, HBBHC paid NACCO a one-time $35.0 million cash dividend. This payment was in addition to $3.0 million in dividends HBBHC paid to NACCO in the first six months of 2017.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Financing Activities

Financing arrangements are obtained and maintained at the subsidiary level. NACCO has not guaranteed any borrowings of NACoal. The borrowing agreements at NACoal allow for the payment to NACCO of dividends and advances under certain circumstances. Dividends (to the extent permitted by NACoal's borrowing agreement) and management fees are the primary sources of cash for NACCO and enable the Company to pay dividends to stockholders.

The Company believes funds available from cash on hand, the NACoal Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the NACoal Facility.
NACoal has an unsecured revolving line of credit of up to $150.0 million (the “NACoal Facility”) that expires in August 2022. Borrowings outstanding under the NACoal Facility were $4.0 million at December 31, 2018. At December 31, 2018, the excess availability under the NACoal Facility was $144.5 million, which reflects a reduction for outstanding letters of credit of $1.5 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon NACoal achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective December 31, 2018, for base rate and LIBOR loans were 0.75% and 1.75%, respectively. The NACoal Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.30% on the unused commitment at December 31, 2018. The weighted average interest rate applicable to the NACoal Facility at December 31, 2018 was 4.28% including the floating rate margin.

The NACoal Facility contains restrictive covenants, which require, among other things, NACoal to maintain a maximum debt to EBITDA ratio of 3.00 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The NACoal Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 2.00 to 1.00, or if greater than 2.00 to 1.00, a Fixed Charge Coverage Ratio of 1.10 to 1.00, in conjunction with maintaining unused availability thresholds of borrowing capacity, as defined in the NACoal Facility, of $15.0 million. At December 31, 2018, NACoal was in compliance with all financial covenants in the NACoal Facility.

Capital Expenditures

Following is a table which summarizes actual and planned capital expenditures (in millions):

	Planned	Actual	Actual
	2019	2018	2017
NACCO	$22.6	$20.9	$15.7

Planned expenditures for 2019 primarily include land, mine machinery and equipment at MLMC and draglines and mine machinery and equipment at NAM. These expenditures are expected to be funded from internally generated funds and bank borrowings. Capital expenditures for 2018 and 2017 are discussed above under Cash Flows.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Capital Structure

NACCO's consolidated capital structure is presented below:

	December 31
	2018	2017	Change
Cash and cash equivalents	$85,257	$101,600	$(16,343)
Other net tangible assets	156,703	153,791	2,912
Intangible assets, net	40,516	43,554	(3,038)
Net assets	282,476	298,945	(16,469)
Total debt	(11,021)	(58,146)	47,125
Closed mine obligations	(20,751)	(21,351)	600
Total equity	$250,704	$219,448	$31,256
Debt to total capitalization	4%	21%	(17)%
The decrease in net assets was the result of the change in cash and cash equivalents, primarily due to a reduction in borrowings on NACoal's revolving credit facility during 2018, payments of dividends to shareholders and stock repurchases, and the amortization of intangible assets during 2018.
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of the Company as of December 31, 2018:

	Payments Due by Period
Contractual Obligations	Total	2019	2020	2021	2022	2023	Thereafter
NACoal Facility	$4,000	$4,000	$—	$—	$—	$—	$—
Variable interest payments on NACoal Facility	86	86	—	—	—	—	—
Other debt	8,929	567	567	567	567	567	6,094
Other interest	106	29	29	29	19	—	—
Capital lease obligations, including principal and interest	458	437	21	—	—	—	—
Operating leases	21,387	2,387	2,174	2,092	2,116	1,659	10,959
Purchase and other obligations	42,101	42,101	—	—	—	—	—
Total contractual cash obligations	$77,067	$49,607	$2,791	$2,688	$2,702	$2,226	$17,053
An event of default, as defined in the NACoal Facility and the Company’s lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred or is anticipated to occur.
NACoal’s variable interest payments are calculated based upon NACoal’s anticipated payment schedule and the December 31, 2018 base rate and applicable margins, as defined in the NACoal Facility. A 1/8% increase in the base rate would increase NACoal’s estimated total annual interest payments on the NACoal Facility by less than $0.1 million.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)," which is codified in ASC 842, Leases (“ASC 842”) and supersedes current lease guidance in ASC 840. ASC 842 requires a lessee to recognize a right-of-use asset and a corresponding lease liability for substantially all leases beginning January 1, 2019 for NACCO. See Note 2 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company's adoption of Topic 842.
The purchase and other obligations are primarily for accounts payable, open purchase orders and accrued payroll and incentive compensation.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Pension and postretirement funding can vary significantly each year due to plan amendments, changes in the market value of plan assets, legislation and the Company’s decisions to contribute above the minimum regulatory funding requirements. As a result, pension and postretirement funding has not been included in the table above. The Company does not expect to contribute to its pension plan in 2019. NACCO maintains one supplemental retirement plan that pays monthly benefits to participants directly out of corporate funds and expects to pay benefits of approximately $0.6 million in 2019 and approximately $0.5 million per year from 2020 through 2028. Benefit payments beyond that time cannot currently be estimated. All other pension benefit payments are made from assets of the pension plan. NACCO also expects to make payments related to its other postretirement plans of approximately $0.2 million per year from 2019 through 2028. Benefit payments beyond that time cannot currently be estimated.
Not included in the table above, the Company has a long-term liability of approximately $1.2 million for unrecognized tax benefits, including interest and penalties, as of December 31, 2018. At this time, the Company is unable to make a reasonable estimate of the timing of payments due to, among other factors, the uncertainty of the timing and outcome of its tax audits.
NACCO has asset retirement obligations that are not included in the table above due to the uncertainty of the timing of payments to settle this liability. See Note 7 to the Consolidated Financial Statements for further discussion of the Company's asset retirement obligations.

NACoal is a party to certain guarantees related to Coyote Creek that are not included in the table above as the Company believes that the likelihood of NACoal’s future performance under the guarantees is remote, and no amounts related to these guarantees have been recorded. See Note 17 to the Consolidated Financial Statements for further discussion of the Company's guarantees.

Also not included in the table above, NACCO's Board of Directors approved the termination of certain nonqualified deferred compensation plans during 2018. As a result, NACCO expects to distribute the December 31, 2018 account balances of $12.9 million in 2020.
Off Balance Sheet Arrangements
The Company has not entered into any off balance sheet financing arrangements, other than operating leases, which are disclosed in the contractual obligations table above.
ENVIRONMENTAL MATTERS
The Company is affected by the regulations of numerous agencies, particularly the Federal Office of Surface Mining, the U.S. Environmental Protection Agency, the U.S. Army Corps of Engineers and associated state regulatory authorities. In addition, NACoal and Bellaire closely monitor proposed legislation and regulation concerning SMCRA, CAA, CPP, CWA, RCRA, CERCLA and other regulatory actions.
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

THE NORTH AMERICAN COAL CORPORATION

NACoal operates surface mines that supply coal primarily to power generation companies under long-term contracts, and provides other value-added services to natural resource companies.  In addition, its NAM business operates and maintains draglines and other equipment under contracts with sellers of aggregates.

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

NAM primarily provides value-added services for independently owned limestone quarries and is reimbursed by its customers based on production costs plus a management fee per unit of limestone delivered. The financial results for NAM are included in the consolidated mining operations or unconsolidated mining operations based on each entity's structure.

NACoal also provides coal handling, processing and drying services for a number of customers. For example, NoDak Energy Services, LLC ("NoDak"), operates and maintains a coal processing facility for a customer's power plant. North American Coal Royalty Company ("NACRC") provides surface and mineral acquisition and lease maintenance services related to the Company's operations and owns the mineral rights of various properties throughout the U.S.

See “Item 1. Business — A. North American Coal — General" on page 1 in this Form 10-K for further discussion of NACoal's subsidiaries.
FINANCIAL REVIEW
Tons of coal delivered by NACoal’s operating mines were as follows for the years ended December 31 (in millions):

	2018	2017
Coteau	14.2	14.7
Falkirk	8.4	7.2
Sabine	3.8	3.6
Bisti	4.1	3.7
Camino Real	2.1	2.4
Coyote Creek	2.5	2.2
Other	0.4	1.0
Unconsolidated mines	35.5	34.8
MLMC	3.0	2.4
Consolidated mines	3.0	2.4
Total tons delivered	38.5	37.2
Cubic yards of limestone delivered by NAM were as follows for the years ended December 31 (in millions):

	2018	2017
Unconsolidated operations	5.4	2.0
Consolidated operations	30.0	28.0
Total yards delivered	35.4	30.0
Total coal reserves were as follows at December 31:

	2018	2017
	(in billions of tons)
Unconsolidated mines	0.9	0.9
Consolidated mines	1.0	1.0
Total coal reserves	1.9	1.9

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Operating Results
The results of operations for NACoal were as follows for the years ended December 31:

	2018	2017
Revenue - consolidated mines	$117,869	$92,008
Revenue - royalty and other	17,506	12,770
Total revenues	135,375	104,778
Cost of sales - consolidated mines	102,922	85,657
Cost of sales - royalty and other	2,116	1,923
Total cost of sales	105,038	87,580
Gross profit	30,337	17,198
Earnings of unconsolidated operations (a)	64,994	61,361
Selling, general and administrative expenses	42,901	40,393
Centennial asset impairment charge	—	982
Amortization of intangibles	3,038	2,123
Gain on sale of assets	(892)	(4,616)
Operating profit	50,284	39,677
Interest expense	1,996	3,440
Other income, net, including income from other unconsolidated affiliates	(1,259)	(994)
Income before income tax expense	$49,547	$37,231
(a) See Note 17 for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.
2018 Compared with 2017
The following table identifies the components of change in revenues for 2018 compared with 2017:

Revenues
2017	$104,778
Increase (decrease) from:
Consolidated operations	23,389
Royalty	4,219
MLMC contractual settlements	2,989
2018	$135,375

Revenues increased 29.2% in 2018 compared with 2017 primarily due to an increase in tons delivered at MLMC as a result of increased customer requirements during 2018 compared with 2017 and higher reimbursed costs at NAM's consolidated operations. Reimbursed costs have an offsetting amount in cost of goods sold and have no impact on operating profit. Higher royalty revenues also contributed to the increase as third parties operated more wells in Ohio during 2018 compared with 2017, primarily to extract the Company's natural gas assets. MLMC's contractual settlements relate to resolution of its customer’s tonnage-related payment obligations and coal pricing adjustments.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The following table identifies the components of change in operating profit for 2018 compared with 2017.

Operating Profit
2017	$39,677
Increase (decrease) from:
Royalty	4,155
Earnings of unconsolidated operations	3,633
Consolidated operations, excluding Centennial	3,065
MLMC contractual settlements	2,989
Centennial operations	1,853
Centennial asset impairment charge	982
Other	162
Net gain on sale of assets	(3,724)
Selling, general and administrative expenses	(2,508)
2018	$50,284

Operating profit increased $10.6 million in 2018 compared with 2017 primarily due to higher royalty income, an increase in earnings of unconsolidated operations and improved results at the consolidated mines, principally MLMC. Royalty income increased during 2018 compared with 2017 primarily due to an increase in the number of wells operated by third parties to extract the Company's natural gas assets in Ohio. The increase in the earnings of the unconsolidated operations was mainly due to an increase in coal tons delivered, higher compensation at Liberty during the mine reclamation period and the receipt of business interruption insurance proceeds at Bisti related to its customers plant outage in the first half of 2018. The increase in operating profit at the consolidated mines was primarily due to an increase in MLMC's customer requirements, which resulted in a reduction in the cost per ton of coal delivered, as well as receipt of contractual settlements related to resolution of its customer’s tonnage-related payment obligations and coal pricing adjustments.

A reduction in Centennial's operating expenses and the absence of an asset impairment charge also contributed to the increase in operating profit in 2018 compared with 2017. See Note 9 to the Consolidated Financial Statements for further discussion of Centennial's 2017 asset impairment charge.

These increases were partially offset by a decrease in the net gain on sale of assets, primarily due to a $2.3 million gain on the sale of a dragline at Centennial in 2017, and an increase in selling, general and administrative expenses. The increase in selling, general and administrative expenses is due to higher employee-related expenses, professional fees and additional business development costs.

Income before income tax expense increased by $12.3 million, primarily due to the $10.6 million improvement in operating profit. In addition to the increase in operating profit, interest expense decreased by $1.4 million primarily due to lower average borrowings under NACoal's revolving credit facility during 2018 compared with 2017.

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
FINANCIAL REVIEW
Operating Results
The results of operations at NACCO and Other were as follows for the years ended December 31:

	2018	2017
Operating loss	$(6,660)	$(6,863)
Other expense (income)
Interest income	(646)	(19)
Closed mine obligation	1,297	1,590
Other, net	73	(305)
Loss before income tax expense (benefit)	$(7,384)	$(8,129)

2018 Compared with 2017

The following table identifies the components of change in operating loss for 2018 compared with 2017.

Operating Loss
2017	$(6,863)
Increase (decrease) from:
Selling, general and administrative expenses	5,013
Transition Services Agreement ("TSA")	290
Management fees	(4,586)
Net gain on sale of assets	(514)
2018	$(6,660)

NACCO and Other's operating loss decreased $0.2 million in 2018 compared with 2017. The reduction in the operating loss was primarily due to lower employee-related expenses, partially offset by a reduction in management fees charged to the subsidiaries. The management fees charged to NACoal represent an allocation of corporate overhead of the parent company. Prior to the spin-off of HBBHC, NACCO received management fees from HBBHC of $3.1 million for the year ended December 31, 2017.

In connection with the spin-off of HBBHC, the Company and HBBHC entered into a Transition Services Agreement ("TSA"). Under the terms of the TSA, the Company provides various services to HBBHC on a transitional basis, as needed, for varying periods after the spin-off date. As of December 31, 2018 the transition services are materially complete. NACCO received fees of $0.5 million and $0.2 million for the years ended December 31, 2018 and December 31, 2017, respectively, recorded as a reduction to selling, general and administrative expenses.

Loss before income taxes decreased $0.7 million due to the factors affecting operating profit and an increase in interest income earned on invested cash.

NACCO Industries, Inc. Outlook - 2019

In 2019, NACCO expects consolidated income before income tax to increase compared with 2018 and expects an effective income tax rate in the range of 13% to 15%. The actual effective income tax rate could be affected by changes from current

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

estimates in the mix of earnings between entities that benefit from percentage depletion and those that do not, as well as the potential effect of discrete items.

Income before income tax in 2018 includes $3.0 million in contractual settlements at MLMC and $2.8 million in favorable adjustments to Centennial mine reclamation liabilities. Excluding these favorable 2018 items, 2019 income before income tax is expected to increase significantly compared with the prior year primarily as a result of improved results at MLMC and higher royalty income.

MLMC sells lignite at contractually agreed upon prices which are subject to changes in the level of established indices over time. Anticipated changes to these indices are expected to result in an increase in revenue during 2019.  In addition, a decline in diesel prices is expected to reduce the cost per ton delivered in 2019 compared with 2018. These factors are expected to contribute to an increase in MLMC's pre-tax income. If these anticipated changes do not occur or if customer demand does not remain as strong as expected at MLMC, it could unfavorably affect NACoal's 2019 earnings expectations significantly.

NACRC derives income from royalty-based leases under which the lessee makes payments to the Company based on the lessee's sale of natural gas and, to a lesser extent, oil and coal, extracted primarily by third parties. The Company experienced significant increases in royalty income in both 2017 and 2018 compared with prior years, primarily due to the number of gas wells being developed and operated by third parties to extract the Company's Ohio Utica shale oil and gas assets. Royalty income is expected to increase in 2019 compared with 2018 based on the number of wells currently in development and operating in Ohio. Royalty income can fluctuate in response to a number of factors outside of the Company's control, including fluctuations in commodity prices (primarily natural gas), declining production rates, regulatory risks, the Company's lessees' willingness and ability to incur well-development and other operating costs, and changes in the availability and continuing development of infrastructure.

Income from the unconsolidated mining operations in 2019 is expected to be comparable to 2018. An anticipated increase in deliveries at Bisti and at NAM's unconsolidated aggregates mining operations are expected to be offset by an anticipated reduction in coal tons delivered at the Falkirk, Sabine and Coyote Creek mines. NAM added new aggregates contracts in 2018 that are expected to contribute to the increase in earnings from the unconsolidated mining operations in 2019.

Capital expenditures are expected to be approximately $23 million in 2019 compared with $20.9 million in 2018 and $15.7 million in 2017. MLMC’s mine plan requires moving into a new mine area which will require increased capital expenditures in 2019 and 2020. The increase in capital expenditures will result in an increase in depreciation in future years that will affect operating profit at that mine. Even with the increased capital expenditures in 2019, cash flow before financing activities is expected to increase significantly over 2018.

The Company continues to evaluate opportunities to expand its core coal mining business, however opportunities are likely to be limited. Continued low natural gas prices and growth in renewable energy sources, such as wind and solar, could unfavorably affect the amount of electricity attributable to coal-fired power plants over the longer term. The political and regulatory environment is not generally receptive to development of new coal-fired power generation projects which would create opportunities to build and operate new coal mines. However, the Company does continue to seek out and pursue opportunities where it can apply its management fee business model to replace legacy operators of existing surface coal mining operations in the United States. Outright acquisitions of existing coal mines or mining companies with exposure to fluctuating coal commodity markets, or structures that would create significant leverage, are outside the Company’s area of focus.

One of the Company’s core strategies involves activities to protect the Company’s existing coal mining operations. The Company works to drive down coal production costs and maximize efficiency and operating capacity at mine locations to help customers with management fee contracts be more competitive. This benefits both customers and NACoal, as fuel cost is the major driver for power plant dispatch. Increased power plant dispatch drives increased demand for coal by NACoal’s customers.

The Company also believes growth and diversification can come from pursuing opportunities to leverage skills honed in the Company’s core mining operations and utilizing the Company’s unique, service-based, management-fee business model, when possible. The Company continues to pursue non-coal mining opportunities principally through its NAM business. NAM has

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

served as a strong growth platform by focusing on the operation and maintenance of draglines for limestone producers. NAM will continue to pursue growth in dragline operation and maintenance, while expanding the scope of work provided to customers and focusing on mining a broader range of aggregates and other minerals. In addition, the Company launched a new business called Mitigation Resources of North America to create and sell stream and wetland mitigation credits and provide services to those engaged in permittee-responsible mitigation. The Company also continues to focus on increasing royalty income, principally related to its Ohio Utica shale assets.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 to the Consolidated Financial Statements in this Form 10-K for a description of recently issued accounting standards, including actual and expected dates of adoption and effects to the Company's Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS
The statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) changes in tax laws or regulatory requirements, including changes in mining or power plant emission regulations and health, safety or environmental legislation, (2) changes in costs related to geological and geotechnical conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (3) regulatory actions, changes in mining permit requirements or delays in obtaining mining permits that could affect deliveries to customers, (4) weather conditions, extended power plant outages, liquidity events or other events that would change the level of customers' coal or aggregates requirements, (5) weather or equipment problems that could affect deliveries to customers, (6) changes in the power industry that would affect demand for NACoal's reserves, (7) failure or delays by the Company's lessees in achieving expected production of natural gas and other hydrocarbons; the availability and cost of transportation and processing services in the areas where the Company's oil and gas reserves are located; federal and state legislative and regulatory initiatives relating to hydraulic fracturing; and the ability of lessees to obtain capital or financing needed for well development operations, (8) changes in the costs to reclaim NACoal mining areas, (9) costs to pursue and develop new mining and value-added service opportunities, (10) changes to or termination of a long-term mining contract, or a customer default under a contract, (11) delays or reductions in coal or aggregates deliveries at NACoal's or NAM's operations, (12) changes in the prices of hydrocarbons, particularly diesel fuel, natural gas and oil, and (13) increased competition, including consolidation within the industry.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide this information.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is set forth in the Financial Statements and Supplementary Data contained in Part IV of this Form 10-K and is hereby incorporated herein by reference to such information.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure for the two-year period ended December 31, 2018 that require disclosure pursuant to this Item 9.

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
Management's report on internal control over financial reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation under the framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2018. The Company's effectiveness of internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 15 of this Form 10-K and incorporated herein by reference.
Changes in internal control: There have been no changes in the Company's internal control over financial reporting, that occurred during the fourth quarter of 2018, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. OTHER INFORMATION
None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to Directors of the Company will be set forth in the 2019 Proxy Statement under the subheadings “Part III — Proposals To Be Voted On At The 2019 Annual Meeting — Proposal 1 — Election of Directors ,” which information is incorporated herein by reference.
Information with respect to the audit review committee and the audit review committee financial expert will be set forth in the 2019 Proxy Statement under the subheading “Part I — Corporate Governance Information — Directors' Meetings and Committees,” which information is incorporated herein by reference.
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Company's Directors, executive officers and holders of more than ten percent of the Company's equity securities will be set forth in the 2019 Proxy Statement under the subheading “Part IV — Other Important Information — Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.
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

Item 11. EXECUTIVE COMPENSATION
Information with respect to executive compensation will be set forth in the 2019 Proxy Statement under the headings “Part II — Executive Compensation Information” and “Part III — Proposals To Be Voted On At The 2019 Annual Meeting — Proposal 1 — Election of Directors,” which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2019 Proxy Statement under the subheading “ Part IV — Other Important Information — Beneficial Ownership of Class A Common and Class B Common,” which information is incorporated herein by reference.
Information with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance will be set forth in the 2019 Proxy Statement under the subheading “Part IV — Other Important Information — Equity Compensation Plan Information," which information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to certain relationships and related transactions will be set forth in the 2019 Proxy Statement under the subheadings “Part I — Corporate Governance Information — Review and Approval of Related-Person Transactions,” which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services will be set forth in the 2019 Proxy Statement under the heading “Part III — Proposals To Be Voted On At The 2019 Annual Meeting — Proposal 5 — Ratification of the Appointment of Company's Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) and (2) The response to Item 15(a)(1) and (2) is set forth beginning at page F-1 of this Form 10-K.
(b) Financial Statement Schedules — The response to Item 15(c) is set forth beginning at page F-34 of this Form 10-K.
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

4.5**
Amendment to Amended and Restated Stockholders' Agreement, dated as of February 14, 2019, among NACCO Industries, Inc., the other signatories thereto and NACCO Industries, Inc., as depository, is incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, Commission File Number 1-9172.

Exhibit Number	Exhibit Description
(10) Material contracts
10.1*
NACCO Industries, Inc. Supplemental Executive Long-Term Incentive Bonus Plan (Amended and Restated March 1, 2012) is incorporated herein by reference to Appendix B to NACCO's Definitive Proxy Statement, filed by NACCO on March 16, 2012, Commission File Number 1-9172.

10.2*
NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan (Amended and Restated March 1, 2017) is incorporated herein by reference to Appendix A to NACCO's Definitive Proxy Statement, filed by the Company on March 27, 2017, Commission File Number 1-9172.

10.3*
NACCO Industries, Inc. Non-Employee Directors' Equity Compensation Plan (Amended and Restated May 9, 2017) is incorporated herein by reference to Appendix B to NACCO's Definitive Proxy Statement, filed by the Company on March 27, 2017, Commission File Number 1-9172.

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

10.8*
Form of Non-Cashless Exercise Award Agreement for the NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed by the Company on August 1, 2017, Commission File Number 1-9172.

10.9
Separation Agreement, dated as of September 29, 2017, between NACCO Industries, Inc. and Hamilton Beach Brands Holding Company, is incorporated by reference to Exhibit 10.1 of Hamilton Beach Brands Holding Company's Current Report on Form 8-K, filed on October 4, 2017, Commission File Number 1-9172.

10.10
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

10.12
Transfer Restriction Agreement, dated as of September 29, 2017, by and among the Issuer, NACCO and the signatories thereto, is incorporated by reference to Exhibit 2 of Hamilton Beach Brands Holding Company's General statement of acquisition of beneficial ownership on Form SC 13D, filed on October 6, 2017, Commission File Number 1-9172.

10.13
Transition Services Agreement, dated as of September 29, 2017, between NACCO Industries, Inc. and Hamilton Beach Brands Holding Company, is incorporated by reference to Exhibit 10.2 of Hamilton Beach Brands Holding Company's Current Report on Form 8-K, filed on October 4, 2017, Commission File Number 1-9172.

10.14**
Amendment No. 1 to the Transition Services Agreement, dated as of September 29, 2018, is incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, Commission File Number 1-9172.

10.15**
Amendment No. 2 to the Transition Services Agreement, dated as of December 18, 2018, is incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, Commission File Number 1-9172.

10.16*
NACCO Industries, Inc. Annual Incentive Compensation Plan (Effective as of September 28, 2012) is incorporated herin by reference to Appendix A to NACCO's Definitive Proxy Statement, filed by the Company on March 22, 2013, Commission File Number 1-9172.

Exhibit Number	Exhibit Description
10.17*
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

10.20*
The North American Coal Corporation Long-Term Incentive Compensation Plan (Effective as of January 1, 2016) is is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on May 11, 2016, Commission File Number 1-9172.

10.21*
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

10.24
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

10.29
Lignite Sales Agreement by and between Mississippi Lignite Mining Company and Choctaw Generation Limited Partnership, dated as of April 1, 1998, is incorporated herein by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.+

10.30
First Amendment to Lignite Sales Agreement by and between Mississippi Lignite Mining Company and Choctaw Generation Limited Partnership, dated as of August 30, 2016, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on November 1, 2016, Commission File Number 1-9172.+

10.31
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

Exhibit Number	Exhibit Description
10.33**
Amendment No. 1 to Lignite Sales Agreement, Settlement Agreement and Release by and between Mississippi Lignite Mining Company and Choctaw Generation Limited Partnership, LLLP, dated as of November 16, 2018, is incorporated herein by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, Commission File Number 1-9172.

10.34
Second Restatement of Coal Sales Agreement by and between The Falkirk Mining Company and Great River Energy, dated as of January 1, 2007, is incorporated herein by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.+

10.35
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

10.37**
Amendment No. 3 to Second Restatement of Coal Sales Agreement, by and between The Falkirk Mining Company and Great River Energy, dated as of January 1, 2019, is incorporated herein by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, Commission File Number 1-9172.

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

10.53
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

(21) Subsidiaries. A list of the subsidiaries of the Company is attached hereto as Exhibit 21.(23) Consents of experts and counsel.

23.1	Consents of experts and counsel.
(24) Powers of Attorney.

24.1	A copy of a power of attorney for John S. Dalrymple is attached hereto as Exhibit 24.1.
24.2	A copy of a power of attorney for John P. Jumper is attached hereto as Exhibit 24.2.
24.3	A copy of a power of attorney for Dennis W. LaBarre is attached hereto as Exhibit 24.3.
24.4	A copy of a power of attorney for Timothy K. Light is attached hereto as Exhibit 24.4.
24.5	A copy of a power of attorney for Michael S. Miller is attached hereto as Exhibit 24.5.
24.6	A copy of a power of attorney for Richard de J. Osborne is attached hereto as Exhibit 24.6.
24.7	A copy of a power of attorney for Alfred M. Rankin, Jr. is attached hereto as Exhibit 24.7.
24.8	A copy of a power of attorney for Matthew M. Rankin is attached hereto as Exhibit 24.8.
24.9	A copy of a power of attorney for Britton T. Taplin is attached hereto as Exhibit 24.9.
24.10	A copy of a power of attorney for David B.H. Williams is attached hereto as Exhibit 24.10.

(31) Rule 13a-14(a)/15d-14(a) Certifications.

31(i)(1)	Certification of J.C. Butler, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31(i)(1).
31(i)(2)	Certification of Elizabeth I. Loveman pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31(i)(2).
(32)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by J.C. Butler, Jr. and Elizabeth I. Loveman.
(95)	Mine Safety Disclosure Exhibit is attached hereto as Exhibit 95.
(99)
Other exhibits not otherwise required to be filed. Audited Combined Financial Statements for The Unconsolidated Mines of the North American Coal Corporation, dated December 31, 2018 and 2017 with Report of Independent Auditors is attached hereto as Exhibit 99.**

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

March 6, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ J.C. Butler, Jr.	President and Chief Executive Officer (principal executive officer)	March 6, 2019
J.C. Butler, Jr.

/s/ Elizabeth I. Loveman	Vice President and Controller (principal financial and accounting officer)	March 6, 2019
Elizabeth I. Loveman

*John S. Dalrymple	Director	March 6, 2019
John S. Dalrymple

* John P. Jumper	Director	March 6, 2019
John P. Jumper

*Timothy K. Light	Director	March 6, 2019
Timothy K. Light

* Dennis W. LaBarre	Director	March 6, 2019
Dennis W. LaBarre

* Michael S. Miller	Director	March 6, 2019
Michael S. Miller

* Richard de J. Osborne	Director	March 6, 2019
Richard de J. Osborne

* Alfred M. Rankin, Jr.	Director	March 6, 2019
Alfred M. Rankin, Jr.

* Matthew M. Rankin	Director	March 6, 2019
Matthew M. Rankin

* Britton T. Taplin	Director	March 6, 2019
Britton T. Taplin

* David B. H. Williams	Director	March 6, 2019
David B. H. Williams

* Elizabeth I. Loveman, by signing her name hereto, does hereby sign this Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.

/s/ Elizabeth I. Loveman	March 6, 2019
Elizabeth I. Loveman, Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a)(1) AND (2), AND ITEM 15(c)
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULES
YEAR ENDED DECEMBER 31, 2018
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NACCO Industries, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of NACCO Industries, Inc. and Subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes and the financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 6, 2019 expressed an unqualified opinion thereon.
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
March 6, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NACCO Industries, Inc.
Opinion on Internal Control over Financial Reporting
We have audited NACCO Industries, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, NACCO Industries, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated March 6, 2019 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Cleveland, Ohio
March 6, 2019

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2018	2017
	(In thousands, except per share data)
Revenue - consolidated mines	$117,869	$92,008
Revenue - royalty and other	17,506	12,770
Total revenues	135,375	104,778
Cost of sales - consolidated mines	102,922	85,657
Cost of sales - royalty and other	2,485	2,202
Total cost of sales	105,407	87,859
Gross profit	29,968	16,919
Earnings of unconsolidated operations	64,994	61,361
Operating expenses
Selling, general and administrative expenses	49,192	47,491
Centennial asset impairment charge	—	982
Amortization of intangible assets	3,038	2,123
Gain on sale of assets	(892)	(5,130)
	51,338	45,466
Operating profit	43,624	32,814
Other expense (income)
Interest expense	1,998	3,440
Income from other unconsolidated affiliates	(1,276)	(1,246)
Closed mine obligations	1,297	1,590
Other, net, including interest income	(558)	(72)
	1,461	3,712
Income from continuing operations before income tax provision	42,163	29,102
Income tax provision from continuing operations	7,378	639
Income from continuing operations	34,785	28,463
Discontinued operations, net of tax expense of $2,162 in 2017	—	1,874
Net income	$34,785	$30,337

Basic earnings per share:
Continuing operations	$5.02	$4.17
Discontinued operations	—	0.27
Basic earnings per share	$5.02	$4.44

Diluted earnings per share:
Continuing operations	$5.00	$4.14
Discontinued operations	—	0.27
Diluted earnings per share	$5.00	$4.41

Basic weighted average shares outstanding	6,924	6,830
Diluted weighted average shares outstanding	6,960	6,873
See notes to consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2018	2017
	(In thousands)
Net income	$34,785	$30,337
Other comprehensive income (loss)
Foreign currency translation adjustment	—	1,725
Deferred gain on available for sale securities, net of tax	—	834
Current period cash flow hedging activity, net of $941 tax expense in 2017	—	1,543
Reclassification of hedging activities into earnings, net of $1,255 tax expense in 2017	—	(2,369)
Current period pension and postretirement plan adjustment, net of $14 tax benefit in 2018 and net of $440 tax expense in 2017, respectively	(301)	749
Reclassification of pension and postretirement adjustments into earnings, net of $85 and $363 tax benefit in 2018 and 2017, respectively	489	582
Total other comprehensive income	188	3,064
Comprehensive income	$34,973	$33,401
See notes to consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2018	2017
	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$85,257	$101,600
Trade accounts receivable, net of allowances of $1,523 in 2018 and 2017	20,817	14,611
Accounts receivable from affiliates	7,999	19,919
Inventories	31,209	30,015
Assets held for sale	4,330	—
Prepaid expenses and other	14,562	10,843
Total current assets	164,174	176,988
Property, plant and equipment, net	124,554	120,068
Intangibles, net	40,516	43,554
Deferred income taxes	—	5,962
Investment in unconsolidated subsidiaries	20,091	16,335
Deferred costs	3,244	3,582
Other non-current assets	24,412	23,063
Total assets	$376,991	$389,552
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$7,746	$7,575
Accounts payable to affiliates	1,653	1,925
Revolving credit agreements	4,000	15,000
Current maturities of long-term debt	654	1,125
Asset retirement obligations	1,826	3,092
Accrued payroll	19,853	17,204
Other current liabilities	6,516	8,055
Total current liabilities	42,248	53,976
Long-term debt	6,367	42,021
Asset retirement obligations	35,877	37,005
Pension and other postretirement obligations	10,429	11,827
Deferred income taxes	2,846	—
Deferred compensation	12,939	12,939
Other long-term liabilities	15,581	12,336
Total liabilities	126,287	170,104
Stockholders’ equity
Common stock:
Class A, par value $1 per share, 5,352,590 shares outstanding (2017 - 5,282,106 shares outstanding)	5,352	5,282
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,568,810 shares outstanding (2017 - 1,570,146 shares outstanding)	1,569	1,570
Capital in excess of par value	7,042	4,447
Retained earnings	250,352	216,490
Accumulated other comprehensive loss	(13,611)	(8,341)
Total stockholders’ equity	250,704	219,448
Total liabilities and equity	$376,991	$389,552
See notes to consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2018	2017
	(In thousands)
Operating Activities
Net income	$34,785	$30,337
Income from discontinued operations	—	1,874
Income from continuing operations	34,785	28,463

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation, depletion and amortization	14,683	12,767
Amortization of deferred financing fees	334	471
Deferred income taxes	9,281	4,089
Centennial asset impairment charge	—	982
Stock-based compensation	3,958	4,520
Gain on sale of assets	(892)	(5,130)
Other	(7,946)	11,303
Working capital changes:
Affiliates receivable/payable	6,771	516
Accounts receivable	(3,008)	(9,311)
Inventories	(1,193)	(1,129)
Other current assets	(508)	(982)
Accounts payable	60	1,049
Income taxes receivable/payable	(2,478)	1,063
Other current liabilities	775	334
Net cash provided by operating activities of continuing operations	54,622	49,005
Net cash used for operating activities of discontinued operations	—	(7,700)
Net cash provided by operating activities	54,622	41,305

Investing Activities
Expenditures for property, plant and equipment	(20,930)	(15,704)
Proceeds from the sale of assets	1,454	3,956
Other	1,089	1,088
Net cash used for investing activities of continuing operations	(18,387)	(10,660)
Net cash used for investing activities of discontinued operations	—	(4,345)
Net cash used for investing activities	(18,387)	(15,005)

Financing Activities
Net reductions to revolving credit agreement	(47,125)	(30,000)
Additions (reductions) to long-term debt	396	(6,047)
Cash dividends paid	(4,578)	(6,682)
Cash dividends received from Hamilton Beach Brands Holding Co. (See Note 3)	—	38,000
Purchase of treasury shares	(1,294)	—
Other	23	(1,324)
Net cash used for financing activities of continuing operations	(52,578)	(6,053)
Net cash provided by financing activities of discontinued operations	—	3,747
Net cash used for financing activities	(52,578)	(2,306)

Effect of exchange rate changes on cash of discontinued operations	—	71

Cash and Cash Equivalents
Total (decrease) increase for the year	(16,343)	24,065
Net increase related to discontinued operations	—	8,227
Balance at the beginning of the year	101,600	69,308
Balance at the end of the year	$85,257	$101,600
See notes to consolidated financial statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Deferred Gain (Loss) on Available for Sale Securities	Deferred Gain (Loss) on Cash Flow Hedging	Pension and Postretirement Plan Adjustment	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2017	$5,208	$1,571	$—	$239,441	$(7,533)	$1,893	$393	$(20,680)	$220,293
Stock-based compensation	73	—	4,447	—	—	—	—	—	4,520
Conversion of Class B to Class A shares	1	(1)	—	—	—	—	—	—	—
Net income	—	—	—	30,337	—	—	—	—	30,337
Cash dividends on Class A and Class B common stock: $0.9775 per share	—	—	—	(6,682)	—	—	—	—	(6,682)
Current period other comprehensive income, net of tax	—	—	—	—	1,725	834	1,543	749	4,851
Reclassification adjustment to net income, net of tax	—	—	—	—	—	—	(2,369)	582	(1,787)
Hamilton Beach Brands Holding Company stock dividend (See Note 3)	$—	$—	$—	$(46,606)	5,808	$—	$433	$8,281	(32,084)
Balance, December 31, 2017	$5,282	$1,570	$4,447	$216,490	$—	$2,727	$—	$(11,068)	$219,448
ASC 606 adoption (See Note 2)	—	—	—	(1,963)	—	—	—	—	(1,963)
ASU 2016-01 adoption (See Note 2)	—	—	—	2,727	—	(2,727)	—	—	—
ASU 2018-02 adoption (See Note 2)	—	—	—	2,891	—	—	—	(2,731)	160
Stock-based compensation	108	—	3,850	—	—	—	—	—	3,958
Purchase of treasury shares	(39)	—	(1,255)	—	—	—	—	—	(1,294)
Conversion of Class B to Class A shares	1	(1)	—	—	—	—	—	—	—
Net income	—	—	—	34,785	—	—	—	—	34,785
Cash dividends on Class A and Class B common stock: $0.6600 per share	—	—	—	(4,578)	—	—	—	—	(4,578)
Current period other comprehensive income, net of tax	—	—	—	—	—	—	—	(301)	(301)
Reclassification adjustment to net income, net of tax	—	—	—	—	—	—	—	489	489
Balance, December 31, 2018	$5,352	$1,569	$7,042	$250,352	$—	$—	$—	$(13,611)	$250,704
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

All of the operating coal mining subsidiaries other than MLMC are unconsolidated (collectively the "Unconsolidated Mines"). The unconsolidated coal mining subsidiaries were formed to develop, construct and/or operate surface coal mines under long-term contracts and are capitalized primarily with debt financing provided by or supported by their respective customers, and without recourse to NACCO and NACoal. Although NACoal owns 100% of the equity and manages the daily operations of the Unconsolidated Mines, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities or absorb any expected losses without additional support from the customers. The customers have a controlling financial interest and have the power to direct the activities that most significantly affect the economic performance of the entities. As a result, NACoal is not the primary beneficiary and therefore does not consolidate these entities' financial position or results of operations. The income taxes resulting from operations of the Unconsolidated Mines are solely the responsibility of the Company. The pre-tax income from the Unconsolidated Mines is reported on the line “Earnings of unconsolidated operations” in the Consolidated Statements of Operations, with related taxes included in the provision for income taxes. The Company has included the pre-tax earnings of the Unconsolidated Mines above operating profit as they are an integral component of the Company's business and operating results.

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

NAM primarily provides value-added services for independently owned limestone quarries and is reimbursed by its customers based on production costs plus a management fee per unit of limestone delivered. The financial results for NAM are included in the consolidated mining operations or unconsolidated mining operations based on each entity's structure.

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

NACoal also provides coal handling, processing and drying services for a number of customers. For example, NoDak Energy Services, LLC ("NoDak") operates and maintains a coal processing facility for a customer's power plant. The pre-tax income from NoDak is reported on the line "Income from other unconsolidated affiliates" in the "Other (income) expense" section of the Consolidated Statements of Operations, with the related income taxes included in the provision for income taxes. North

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

American Coal Royalty Company, a consolidated entity, provides surface and mineral acquisition and lease maintenance services related to the Company's operations and owns the mineral rights of various properties throughout the U.S.

All of the unconsolidated subsidiaries are accounted for under the equity method. See Note 17 for further discussion.

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
Inventories: NACoal inventories are stated at the lower of cost or net realizable value. The weighted average method is used for inventory valuation.
Property, Plant and Equipment, Net: Property, plant and equipment are initially recorded at cost. Depreciation, depletion and amortization are provided in amounts sufficient to amortize the cost of the assets, including assets recorded under capital leases, over their estimated useful lives using the straight-line method or the units-of-production method. Buildings and building improvements are depreciated over the life of the mine, which is generally 30 years. Estimated lives for machinery and equipment range from three to 15 years. The units-of-production method is used to amortize certain assets based on estimated recoverable tonnages. Repairs and maintenance costs are expensed when incurred, unless such costs extend the estimated useful life of the asset, in which case such costs are capitalized and depreciated. Asset retirement costs associated with asset retirement obligations are capitalized with the carrying amount of the related long-lived asset and depreciated over the asset's estimated useful life.
Long-Lived Assets: The Company periodically evaluates long-lived assets for impairment when changes in circumstances or the occurrence of certain events indicate the carrying amount of an asset or asset group may not be recoverable. Upon identification of indicators of impairment, the Company evaluates the carrying value of the asset by comparing the estimated future undiscounted cash flows generated from the use of the asset and its eventual disposition with the asset's net carrying value. If the carrying value of an asset is considered impaired, an impairment charge is recorded for the amount that the carrying value of the long-lived asset exceeds its fair value. Fair value is estimated as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
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
Stock Compensation: The Company maintains long-term incentive programs that allow for the grant of shares of Class A common stock, subject to restrictions, as a means of retaining and rewarding selected employees for long-term performance and to increase ownership in the Company. Shares awarded under the plans are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, for shares awarded for the year ended December 31, 2018, the restriction period ends at the earliest of (i) five years after the participant's retirement date, (ii) three, five or ten years from the award date, or (iii) the participant's death or permanent disability. In general, for shares awarded for years ended December 31, 2017 and prior, the restriction p

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

eriod ends at the earliest of (i) five years after the participant's retirement date, (ii) ten years from the award date, or (iii) the participant's death or permanent disability. Pursuant to the plans, the Company issued 96,153 and 92,572 shares related to the years ended December 31, 2018 and 2017, respectively. After the issuance of these shares, there were 311,275 shares of Class A common stock available for issuance under these plans. Compensation expense related to these share awards was $3.4 million ($2.7 million net of tax) and $3.5 million ($2.3 million net of tax) for the years ended December 31, 2018 and 2017, respectively. Compensation expense represents fair value based on the market price of the shares of Class A common stock at the grant date.
The Company also has a stock compensation plan for non-employee directors of the Company under which a portion of the annual retainer for each non-employee director is paid in restricted shares of Class A common stock. For the year ended December 31, 2018, $90,000 of the non-employee director's annual retainer of $150,000 was paid in restricted shares of Class A common stock. For the three months ended December 31, 2017, $22,500 of the non-employee director's annual retainer of $37,500 was paid in restricted shares of Class A common stock. For the nine months ended September 30, 2017, $66,750 of the non-employee director's annual retainer of $108,750 was paid in restricted shares of Class A common stock. Shares awarded under the plan are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends at the earliest of (i) ten years from the award date, (ii) the date of the director's death or permanent disability, (iii) five years (or earlier with the approval of the Board of Directors) after the director's date of retirement from the Board of Directors, or (iv) the date the director has both retired from the Board of Directors and has reached age 70. Pursuant to this plan, the Company issued 26,968 and 18,643 shares related to the years ended December 31, 2018 and 2017, respectively. In addition to the mandatory retainer fee received in restricted stock, directors may elect to receive shares of Class A common stock in lieu of cash for up to 100% of the balance of their annual retainer, committee retainer and any committee chairman's fees. These voluntary shares are not subject to any restrictions. Total shares issued under voluntary elections were 560 in 2018 and 2,746 in 2017. After the issuance of these shares, there were 54,042 shares of Class A common stock available for issuance under this plan. Compensation expense related to these awards was $0.9 million ($0.7 million net of tax) and $0.9 million ($0.6 million net of tax) for the years ended December 31, 2018 and 2017, respectively. Compensation expense represents fair value based on the market price of the shares of Class A common stock at the grant date.
Financial Instruments: Financial instruments held by the Company include cash and cash equivalents, accounts receivable, accounts payable, revolving credit agreements and long-term debt.
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
Recently Issued Accounting Standards

Accounting Standards Adopted in 2018: The Company accounts for revenue in accordance with Accounting Standards Codification ("ASC") Topic 606, "Revenue from Contracts with Customers", which NACCO adopted on January 1, 2018, using the modified retrospective method. The adoption of ASC 606 resulted in the establishment of a $2.6 million contract liability and a $2.0 million cumulative effect adjustment to beginning retained earnings (net of tax of $0.6 million) as of January 1, 2018 to reflect the impact of changing the accounting for lease bonus payments received under certain royalty contracts. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period results are not adjusted and continue to be reported in accordance with our historical accounting under Topic 605.

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
Significant Judgments
The Company’s contracts with its customers contain different types of variable consideration including, but not limited to, management fees that adjust based on coal volumes or MMBtu delivered or limestone yards, however, the terms of these variable payments relate specifically to our efforts to satisfy one or more, but not all of, the performance obligations (or to a specific outcome from satisfying the performance obligations), in the contract. Therefore, the Company allocates each variable payment (and subsequent changes to that payment) entirely to the specific performance obligation to which it relates. Management fees, as well as general and administrative charges, are also adjusted based on changes in specified indices (e.g. CPI) to compensate for general inflation changes. Index adjustments, if applicable, are effective prospectively. Certain contracts include reimbursement of actual costs incurred.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The following table disaggregates revenue by major sources:

	YEAR ENDED
	DECEMBER 31
Major Goods/Service Lines	2018	2017 (1)
Consolidated operations - long-term contracts	$117,869	$92,008
Royalty	17,506	12,770
Total revenues	$135,375	$104,778

Timing of Revenue Recognition
Goods transferred at a point in time	$78,849	$60,594
Services transferred over time	56,526	44,184
Total revenues	$135,375	$104,778

(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.
Contract Balances
The opening and closing balances of the Company’s current and long-term contract liability, and receivables are as follows:

	Contract balances
	Trade accounts receivable, net	Contract liability (current)	Contract liability (long-term)
Balance, January 1, 2018	$14,611	$860	$1,766
Balance, December 31, 2018	20,817	754	2,008
Increase (decrease)	$6,206	$(106)	$242

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

The amount of revenue recognized in the year ended December 31, 2018 that was included in the opening contract liability was $1.2 million. This revenue consists of up-front lease bonus payments received under royalty contracts that are recognized over the primary term of the royalty agreement, which is generally five years. The Company expects to recognize $0.8 million in 2019, $0.7 million in both 2020 and 2021, $0.5 million in 2022 and $0.1 million in 2023 related to the contract liability remaining at December 31, 2018. The difference between the opening and closing balances of the Company’s accounts receivable and contract liabilities results from the timing difference between the Company’s performance and the customer’s payment. Contracts with payments in arrears are recognized as receivables.

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
As discussed above, the Company allocates the variable consideration in its contracts entirely to each specific performance obligation to which it relates. Therefore, any remaining variable consideration in the transaction price is allocated entirely to wholly unsatisfied performance obligations. As such, the Company has not disclosed the value of unsatisfied performance obligations pursuant to the practical expedient.
Other Accounting Standards Adopted in 2018: In January 2016, the FASB issued Accounting Standard Update ("ASU") No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which NACCO adopted on January 1, 2018. The adoption of this guidance resulted in a $2.7 million reclassification within the Consolidated Balance Sheet and did not have a material effect on the Company’s financial position, results of operations, cash flows and related disclosures for further discussion.

In February 2018, the FASB issued ASU No. 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which NACCO adopted on January 1, 2018. The adoption of this guidance resulted in a $2.9 million reclassification within the Consolidated Balance Sheet and did not have a material effect on the Company’s financial position, results of operations, cash flows and related disclosures.
Accounting Standards Not Yet Adopted: In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)," which is codified in ASC 842, Leases (“ASC 842”) and supersedes current lease guidance in ASC 840. ASC 842 requires a lessee to recognize a right-of-use asset (“ROU asset”) and a corresponding lease liability for substantially all leases. The lease liability will be equal to the present value of the remaining lease payments while the ROU asset will be similarly calculated and then adjusted for initial direct costs. In addition, ASC 842 expands the disclosure requirements to increase the transparency and comparability of the amount, timing and uncertainty of cash flows arising from leases. The Company will adopt the new standard effective January 1, 2019 using the modified retrospective transition method by recognizing a cumulative effect adjustment to the opening balance of retained earnings. NACCO will not apply the standard to the comparative periods presented in the year of adoption.

The Company will elect many of the available practical expedients permitted under the guidance, which among other items, allows the Company to carry forward its historical lease classification and not reassess leases for the definition of lease under the new standard. Upon the adoption of ASC 842, NACCO does not expect to record a ROU asset and related lease liability for leases with an initial term of 12 months or less.

The Company is still assessing the potential impact that ASC 842 will have on its financial statements and disclosures, but it expects the adoption will result in the recognition of a ROU asset and related liability of approximately $13.0 million as of January 1, 2019. The most significant effect to the Consolidated Balance Sheet relates to the recognition of new ROU assets and lease liabilities for operating leases of real estate, mining and other equipment. The cumulative effect adjustment to the opening balance of retained earnings is not expected to be material. The actual impact may differ from this estimate, but the ASU is not expected to have a material impact on cash flows, liquidity or debt-covenant compliance.

Reclassifications: As a result of the adoption of new accounting standards, certain amounts in the prior periods’ Consolidated Financial Statements have been reclassified to conform to the current period's presentation.

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

In connection with the spin-off of HBBHC, the Company and HBBHC entered into a Transition Services Agreement ("TSA"). Under the terms of the TSA, the Company provides various services to HBBHC on a transitional basis, as needed, for varying

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

periods after the spin-off date. As of December 31, 2018 the transition services are materially complete. NACCO received fees of $0.5 million and $0.2 million for the years ended December 31, 2018 and December 31, 2017, respectively, recorded as a reduction to selling, general and administrative expenses related to the transitional services.

As a result of the spin-off, the results of operations and cash flows of HBBHC are reflected as discontinued operations through the date of the spin-off in the Consolidated Financial Statements. In connection with the spin-off of HBBHC, NACCO and Other recognized non-deductible expenses directly attributable to the spin-off of $2.8 million during 2017, which are reflected as discontinued operations in the Consolidated Statement of Operations.

Discontinued operations includes the following results of HBBHC for the year ended December 31, 2017:

HBBHC Operating Statement Data:
Revenues	$474,971
Cost of goods sold	353,436
Gross profit	121,535
Operating expenses (a)	114,379
Operating profit	7,156
Interest expense	1,300
Other expense, net	(939)
Income before income taxes	6,795
Income tax expense	2,655
HBBHC net income	$4,140

NACCO expenses related to the spin-off	2,759
NACCO discontinued operations income tax expense (benefit) adjustments	(493)
NACCO discontinued operations, net of tax	$1,874

(a)     HBBHC's operating profit includes the recognition of $2.5 million of expenses related to the spin-off in 2017.

NOTE 4—Inventories

Inventories are summarized as follows:

	December 31
	2018	2017
Coal	$11,030	$13,416
Mining supplies	20,179	16,599
Total inventories	$31,209	$30,015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 5—Property, Plant and Equipment, Net

Property, plant and equipment, net includes the following:

	December 31
	2018	2017
Coal lands and real estate:
NACoal	$56,247	$53,576
NACCO and Other	469	469
	56,716	54,045
Plant and equipment:
NACoal	160,918	151,145
NACCO and Other	2,646	2,531
	163,564	153,676
Property, plant and equipment, at cost	220,280	207,721
Less allowances for depreciation, depletion and amortization	95,726	87,653
	$124,554	$120,068
Total depreciation, depletion and amortization expense on property, plant and equipment was $11.6 million and $10.6 million during 2018 and 2017, respectively.

NOTE 6—Intangible Assets
Intangible assets other than goodwill, which are subject to amortization, consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance at December 31, 2018
Coal supply agreement	$84,200	$(43,684)	$40,516

Balance at December 31, 2017
Coal supply agreement	$84,200	$(40,646)	$43,554

Amortization expense for intangible assets was $3.0 million and $2.1 million in 2018 and 2017, respectively.
Expected annual amortization expense of NACoal's coal supply agreement for the next five years is as follows: $3.0 million in 2019 and $3.1 million in 2020, 2021, 2022 and 2023, respectively. The coal supply agreement is amortized based on units of production over the term of the agreement, which is estimated to be 30 years.
NOTE 7—Asset Retirement Obligations

NACoal's asset retirement obligations are principally for costs to close its surface mines and reclaim the land it has disturbed as a result of its normal mining activities as well as for costs to dismantle certain mining equipment at the end of the life of the mine. The Company determined the amounts of these obligations based on cost estimates, adjusted for inflation, projected to the estimated closure dates, and then discounted using a credit-adjusted risk-free interest rate. The accretion of the liability is being recognized over the estimated life of each individual asset retirement obligation and is recorded in the line “Cost of sales” in the accompanying Consolidated Statements of Operations. The associated asset is recorded in “Property, Plant and Equipment, net” in the accompanying Consolidated Balance Sheets.

Bellaire Corporation (“Bellaire”) is a non-operating subsidiary of the Company with legacy liabilities relating to closed mining operations, primarily former Eastern U.S. underground coal mining operations. These legacy liabilities include obligations for water treatment and other environmental remediation that arose as part of the normal course of closing these underground

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

mining operations. The Company determined the amounts of these obligations based on cost estimates, adjusted for inflation, and then discounted the amounts using a credit-adjusted risk-free interest rate. The accretion of the liability is recognized over the estimated life of the asset retirement obligation and is recorded in the line “Closed mine obligations” in the accompanying Consolidated Statements of Operations. Since Bellaire's properties are no longer active operations, no associated asset has been capitalized.
A reconciliation of the Company's beginning and ending aggregate carrying amount of the asset retirement obligations are as follows:

NACCO Consolidated
Balance at January 1, 2017	$42,105
Liabilities incurred during the period	277
Liabilities settled during the period	(2,430)
Accretion expense	2,749
Revision of estimated cash flows	(2,604)
Balance at December 31, 2017	$40,097
Liabilities incurred during the period	189
Liabilities settled during the period	(1,667)
Accretion expense	2,579
Revision of estimated cash flows	(3,495)
Balance at December 31, 2018	$37,703
Asset retirement obligations totaled $37.7 million at December 31, 2018, of which, $1.8 million is included in current liabilities on the line "Asset retirement obligations" and $35.9 million in long-term liabilities on the line "Asset retirement obligations" in the Consolidated Balance Sheets.

Prior to 2017, Bellaire established a $5.0 million Mine Water Treatment Trust to provide a financial assurance mechanism in order to assure the long-term treatment of post-mining discharges. The fair value of the Mine Water Treatment assets, which are recognized as a component of "Other Non-Current Assets" on the Consolidated Balance Sheets, are $8.7 million at December 31, 2018 and are legally restricted for purposes of settling the Bellaire asset retirement obligation. See Note 9 for further discussion of fair value measurements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 8—Current and Long-Term Financing

Financing arrangements are obtained and maintained at the subsidiary level. NACCO has not guaranteed any borrowings of its subsidiaries.
The following table summarizes the Company's available and outstanding borrowings:

	December 31
	2018	2017
Total outstanding borrowings of NACoal:
Revolving credit agreement	$4,000	$50,000
Capital lease obligations and other term loans	7,021	8,146
Total debt outstanding	$11,021	$58,146

Current portion of borrowings outstanding	$4,654	$16,125
Long-term portion of borrowings outstanding	6,367	42,021
	$11,021	$58,146

Total available borrowings, net of limitations, under revolving credit agreement	$148,481	$148,591

Unused revolving credit agreement	$144,481	$98,591

Weighted average stated interest rate on total borrowings	4.8%	3.8%
Annual maturities of total debt, excluding capital leases, are as follows:

2019	4,225
2020	237
2021	250
2022	263
2023	277
Thereafter	5,319
$10,571
Interest paid on total debt was $2.0 million and $3.9 million during 2018 and 2017, respectively.
NACoal: NACoal has an unsecured revolving line of credit of up to $150.0 million (the “NACoal Facility”) that expires in August 2022. Borrowings outstanding under the NACoal Facility were $4.0 million at December 31, 2018. At December 31, 2018, the excess availability under the NACoal Facility was $144.5 million, which reflects a reduction for outstanding letters of credit of $1.5 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon NACoal achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective December 31, 2018, for base rate and LIBOR loans were 0.75% and 1.75%, respectively. The NACoal Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.30% on the unused commitment at December 31, 2018. The weighted average interest rate applicable to the NACoal Facility at December 31, 2018 was 4.28% including the floating rate margin.

The NACoal Facility contains restrictive covenants, which require, among other things, NACoal to maintain a maximum debt to EBITDA ratio of 3.00 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The NACoal Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 2.00 to 1.00, or if greater than 2.00 to 1.00, a Fixed Charge Coverage Ratio of 1.10 to 1.00, in conjunction with maintaining unused availability thresholds of borrowing capacity, as defined in the NACoal Facility, of $15.0 million. At December 31, 2018, NACoal was in compliance with all financial covenants in the NACoal Facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NACoal has a ten year note payable that is secured by two specified units of equipment and bears interest at a fixed 5.29% rate. This note includes a principal payment of $4.4 million at the end of the term on December 15, 2026. At December 31, 2018 and 2017, the outstanding balance of the note was $6.6 million and $6.8 million respectively.

NOTE 9—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$8,716	$8,716	$—	$—
	$8,716	$8,716	$—	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$9,166	$9,166	$—	$—
	$9,166	$9,166	—	—

Bellaire's Mine Water Treatment Trust invests in available for sale securities that are reported at fair value based upon quoted market prices in active markets for identical assets; therefore, they are classified as Level 1 within the fair value hierarchy. On January 1, 2018, the Mine Water Treatment Trust's unrealized gain of $2.7 million was reclassified within the Consolidated Balance Sheet upon adoption of ASU No. 2016-01. See Note 2 for further information. The Mine Water Treatment Trust realized a loss of $0.3 million in the year ended December 31, 2018 reported on the line "Other, net, including interest income" in the "Other expense (income)" section of the Consolidated Statements of Operations. See Note 7 for further discussion of Bellaire's Mine Water Treatment Trust.

There were no transfers into or out of Levels 1, 2 or 3 during the year ended December 31, 2018.

Nonrecurring Fair Value Measurements: Centennial ceased coal production at the end of 2015. NACoal recognized an impairment charge of $1.0 million during 2017 to reduce the value of Centennial's remaining equipment to zero. The asset impairment charge was recorded as "Centennial asset impairment charge" in the Consolidated Statements of Operations.

Other Fair Value Measurement Disclosures: The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding capital leases, were determined using current rates offered for similar obligations taking into account subsidiary credit risk, which is Level 2 as defined in the fair value hierarchy. The fair value and the book value of revolving credit agreements and long-term debt, excluding capital leases, was $10.4 million and $10.6 million, respectively, at December 31, 2018 and $56.7 million and $56.7 million, respectively, at December 31, 2017.
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable. Under its mining contracts, NACoal recognizes revenue and a related receivable as coal or limestone is delivered. These mining contracts provide for monthly settlements. NACoal's significant credit concentration is uncollateralized; however, historically minimal credit losses have been incurred. To further reduce credit risk associated with accounts receivable, the Company performs periodic credit evaluations of its customers, but does not generally require advance payments or collateral.
NOTE 10—Leasing Arrangements

The Company leases certain offices, warehouse facilities, mining and other equipment under noncancellable capital and operating leases that expire at various dates through 2031. Many leases include renewal and/or fair value purchase options.
Future minimum capital and operating lease payments at December 31, 2018 are:

	Capital Leases	Operating Leases
2019	$437	$2,387
2020	21	2,174
2021	—	2,092
2022	—	2,116
2023	—	1,659
Subsequent to 2023	—	10,959
Total minimum lease payments	458	$21,387
Amounts representing interest	8
Present value of net minimum lease payments	450
Current maturities	429
Long-term capital lease obligation	$21
Rental expense for all operating leases was $3.7 million and $4.9 million in 2018 and 2017, respectively. The Company also recognized $0.9 million and $0.6 million in 2018 and 2017, respectively, for rental income on subleases of equipment under operating leases in which it was the lessee.

Assets recorded under capital leases are included in property, plant and equipment and consist of the following:

	December 31
	2018	2017
Plant and equipment	$3,085	$4,807
Less accumulated depreciation	2,681	3,730
	$404	$1,077
Depreciation of plant and equipment under capital leases is included in depreciation expense in each of the years ended December 31, 2018 and 2017.

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

NOTE 12—Stockholders' Equity and Earnings Per Share

NACCO Industries, Inc. Class A common stock is traded on the New York Stock Exchange under the ticker symbol “NC.” Because of transfer restrictions on Class B common stock, no trading market has developed, or is expected to develop, for the Company's Class B common stock. The Class B common stock is convertible into Class A common stock on a one-for-one basis at any time at the request of the holder. The Company's Class A common stock and Class B common stock have the same cash dividend rights per share. As the liquidation and dividend rights are identical, any distribution of earnings would be allocated to Class A and Class B stockholders on a proportionate basis, and accordingly the net income per share for each class of common stock is identical. The Class A common stock has one vote per share and the Class B common stock has ten votes per share. The total number of authorized shares of Class A common stock and Class B common stock at December 31, 2018 was 25,000,000 shares and 6,756,176 shares, respectively. Treasury shares of Class A common stock totaling 2,862,442 and 2,931,590 at December 31, 2018 and 2017, respectively, have been deducted from shares outstanding.

Stock Repurchase Programs: On February 14, 2018, the Company's Board of Directors approved a stock repurchase program ("2018 Stock Repurchase Program") providing for the repurchase of up to $25 million of the Company's outstanding Class A Common Stock through December 31, 2019. During 2018, the Company repurchased 39,047 shares of Class A Common Stock under the 2018 Stock Repurchase Program for an aggregate purchase price of $1.3 million. Under past stock repurchase programs, the Company has repurchased 1,855,923 shares of Class A Common Stock for an aggregate purchase price of $101.7 million. The timing and amount of any repurchases under the 2018 Stock Repurchase Program are determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives, market conditions for the Company's Class A Common Stock and other legal and contractual restrictions. The 2018 Stock Repurchase Program does not require the Company to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Company without prior notice and may be executed through open market purchases, privately negotiated transactions or otherwise. All or part of the repurchases under the 2018 Stock Repurchase Program may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be restricted from doing so under applicable securities laws.
Stock Compensation: See Note 2 for a discussion of the Company's restricted stock awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Amounts Reclassified out of Accumulated Other Comprehensive Income: The following table summarizes the amounts reclassified out of AOCI and recognized in the Consolidated Statement of Operations:

	Amount reclassified from AOCI
Details about AOCI components	2018	2017	Location of loss (gain) reclassified from AOCI into income
Loss (gain) on cash flow hedging
Foreign exchange contracts	$—	$(158)	Cost of sales
Interest rate contracts	—	(3,466)	Interest expense
	—	(3,624)	Total before income tax expense
Tax effect	—	1,255	Income tax expense (benefit)
	$—	$(2,369)	Net of tax

Pension and postretirement plan
Actuarial loss	$580	$955	(a)
Prior-service credit	(6)	(10)	(a)
	574	945	Total before income tax expense
Tax effect	(85)	(363)	Income tax benefit
	$489	$582	Net of tax

Total reclassifications for the period	$489	$(1,787)	Net of tax

(a) NACCO and NACoal's AOCI components are included in the computation of pension and postretirement expense. See Note 14 for a discussion of the Company's pension and postretirement expense.

Earnings per Share: The weighted average number of shares of Class A common stock and Class B common stock outstanding used to calculate basic and diluted earnings per share were as follows:

	2018	2017
Basic weighted average shares outstanding	6,924	6,830
Dilutive effect of restricted stock awards	36	43
Diluted weighted average shares outstanding	6,960	6,873

Basic earnings per share:
Continuing operations	$5.02	$4.17
Discontinued operations	—	0.27
Basic earnings per share	$5.02	$4.44

Diluted earnings per share:
Continuing operations	$5.00	$4.14
Discontinued operations	—	0.27
Diluted earnings per share	$5.00	$4.41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 13—Income Taxes

The components of income (loss) from continuing operations before income tax provision (benefit) and the income tax provision (benefit) for the years ended December 31 are as follows:

	2018	2017
Income (loss) before income tax provision (benefit)
Domestic	$45,170	$31,454
Foreign	(3,007)	(2,352)
	$42,163	$29,102
Income tax provision (benefit)
Current income tax provision (benefit):
Federal	$(2,296)	$(3,885)
State	393	435
Total current	(1,903)	(3,450)
Deferred income tax provision (benefit):
Federal	8,585	6,588
State	696	(2,499)
Total deferred	9,281	4,089
	$7,378	$639

The Company made income tax payments related to continuing operations of $0.5 million and $5.2 million during 2018 and 2017, respectively. During the same periods, income tax refunds totaled $0.1 million and $0.3 million, respectively.
During 2017, the U.S. government enacted the Tax Cuts and Jobs Act (“TCJA”), which significantly revised U.S. tax law. Effective January 1, 2018, the TCJA positively impacted the Company’s ongoing effective income tax rate due to the reduction of the U.S. corporate tax rate from 35 percent to 21 percent. In addition, other significant changes to existing tax law include (1) elimination of the alternative minimum tax regime for corporations; (2) limitations on the deductibility of certain executive compensation for publicly traded companies; (3) accelerated expensing of capital investment, subject to phase-out beginning in 2023; (4) a new limitation on deductible interest expense; and (5) changes in utilization of net operating losses generated after December 31, 2017.
As a result of the TCJA, the Company recorded a discrete net tax benefit of $3.1 million in the year ended December 31, 2017. This net benefit is attributable to the corporate rate reduction on existing deferred tax assets and liabilities.
A reconciliation of the federal statutory and effective income tax rate from continuing operations for the years ended December 31 is as follows:

	2018	2017
Income from continuing operations before income tax provision	$42,163	$29,102
Statutory taxes at 21.0% and 35.0%, respectively	$8,854	$10,186
State and local income taxes	1,241	493
Valuation allowances	640	(1,453)
Non-deductible expenses	663	224
Percentage depletion	(4,199)	(6,253)
R&D and other federal credits	(37)	301
Effect of the TCJA	—	(3,132)
Other, net	216	273
Income tax provision from continuing operations	$7,378	$639
Effective income tax rate from continuing operations	17.5%	2.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The Company applied the intraperiod tax allocation rules as described in ASC 740-20 “Intraperiod Tax Allocation” to allocate the provision for income taxes between continuing operations and discontinued operations in 2017. As a result of the spin-off of HBBHC during 2017, the Company used the “with and without” approach to compute total income tax expense for 2017. The Company calculated income tax expense from all financial statement components (continuing operations and discontinued operations), the “with” approach, and compared that to the income tax expense (benefit) attributable to continuing operations, the “without” approach. The difference between the “with” and “without” was allocated to discontinued operations. While intraperiod tax allocations do not change the overall tax provision, it resulted in a gross-up of the individual components, thereby changing the amount of tax provision included in each category of income.
A detailed summary of the total deferred tax assets and liabilities in the Company's Consolidated Balance Sheets resulting from differences in the book and tax bases of assets and liabilities follows:

	December 31
	2018	2017
Deferred tax assets
Tax carryforwards	$19,058	$22,035
Inventories	2,041	1,878
Accrued expenses and reserves	9,860	11,723
Other employee benefits	4,892	4,640
Other	9,347	8,933
Total deferred tax assets	45,198	49,209
Less: Valuation allowance	14,219	13,579
	30,979	35,630
Deferred tax liabilities
Depreciation and depletion	27,299	23,029
Partnership investment - development costs	5,146	4,069
Accrued pension benefits	1,380	2,570
Total deferred tax liabilities	33,825	29,668
Net deferred (liability) asset	$(2,846)	$5,962

The following table summarizes the tax carryforwards and associated carryforward periods and related valuation allowances where the Company has determined that realization is uncertain:

	December 31, 2018
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$2,340	$2,340	2024-2026
State losses	16,624	13,182	2019-2038
Research credit	1,198	—	2034-2038
Alternative minimum tax credit	2,310	—	(1)
Total	$22,472	$15,522

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
In general, the Company operates in taxing jurisdictions that provide a statute of limitations period ranging from three to five years for the taxing authorities to review the applicable tax filings. The examination of the 2013-2016 U.S. federal tax returns is ongoing. The Company does not have any additional material taxing jurisdictions in which the statute of limitations has been extended beyond the applicable time frame allowed by law.
The following is a reconciliation of the Company's total gross unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the financial statements for the years ended December 31, 2018 and 2017. Approximately $1.1 million and $0.8 million of these gross amounts as of December 31, 2018 and 2017, respectively, relate to permanent items that, if recognized, would impact the effective income tax rate. This amount differs from the gross unrecognized tax benefits presented in the table below due to the decrease in U.S. federal income taxes which would occur upon the recognition of the state tax benefits included herein.

	2018	2017
Balance at January 1	$997	$915
Additions based on tax positions related to prior years	283	—
Additions based on tax positions related to the current year	—	82
Balance at December 31	$1,280	$997
The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The Company recognized net expense of less than $0.1 million in interest and penalties related to uncertain tax positions during 2018 and 2017, respectively. The total amount of interest and penalties accrued was $0.1 million and $0.1 million as of December 31, 2018 and 2017, respectively.
The Company expects the amount of unrecognized tax benefits will change within the next 12 months; however, the change in unrecognized tax benefits, which is reasonably possible within the next 12 months, is not expected to have a significant effect on the Company's financial position, results of operations or cash flows.

NOTE 14—Retirement Benefit Plans
Defined Benefit Plans: The Company maintains defined benefit pension plans that provide benefits based on years of service and average compensation during certain periods. Prior to 2017, the Company amended the Combined Defined Benefit Plan for NACCO Industries, Inc. and its subsidiaries (the “Combined Plan”) to freeze pension benefits for all employees. The Company also amended the Supplemental Retirement Benefit Plan (the “SERP”) to freeze all pension benefits. Certain executive officers

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

also maintain accounts under various deferred compensation plans that were frozen prior to 2017. All eligible employees of the Company, including employees whose pension benefits are frozen, receive retirement benefits under defined contribution retirement plans.
The assumptions used in accounting for the defined benefit plans were as follows for the years ended December 31:

	2018	2017
Weighted average discount rates for pension benefit obligation	4.10% - 4.20%	3.40% - 3.55%
Weighted average discount rates for net periodic benefit cost	3.40% - 3.55%	3.40% - 4.00%
Expected long-term rate of return on assets for net periodic benefit cost	7.50%	7.50%
Set forth below is a detail of the net periodic pension expense (income) for the defined benefit plans for the years ended December 31:

	2018	2017
Interest cost	$1,581	$1,746
Expected return on plan assets	(2,852)	(2,843)
Amortization of actuarial loss	484	363
Amortization of prior service cost	58	58
Settlements	—	76
Net periodic pension income	$(729)	$(600)
Set forth below is detail of other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss for the years ended December 31:

	2018	2017
Current year actuarial loss (gain)	$1,397	$(1,343)
Amortization of actuarial loss	(484)	(363)
Amortization of prior service cost	(58)	(58)
Settlements	—	(76)
Total recognized in other comprehensive loss (income)	$855	$(1,840)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The following table sets forth the changes in the benefit obligation and the plan assets during the year and the funded status of the defined benefit plans at December 31:

	2018	2017
Change in benefit obligation
Projected benefit obligation at beginning of year	$46,065	$45,318
Interest cost	1,581	1,746
Actuarial (gain) loss	(3,286)	1,275
Benefits paid	(2,334)	(2,019)
Settlements	—	(255)
Projected benefit obligation at end of year	$42,026	$46,065
Accumulated benefit obligation at end of year	$42,026	$46,065
Change in plan assets
Fair value of plan assets at beginning of year	$38,527	$34,628
Actual (loss) return on plan assets	(1,832)	5,461
Employer contributions	593	712
Benefits paid	(2,334)	(2,019)
Settlements	—	(255)
Fair value of plan assets at end of year	$34,954	$38,527
Funded status at end of year	$(7,072)	$(7,538)
Amounts recognized in the balance sheets consist of:
Non-current assets	$2,047	$2,051
Current liabilities	(588)	(700)
Non-current liabilities	(8,531)	(8,889)
	$(7,072)	$(7,538)
Components of accumulated other comprehensive loss (income) consist of:
Actuarial loss	$16,277	$15,363
Prior service cost	878	937
Deferred taxes	(3,320)	(6,481)
	$13,835	$9,819
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Future pension benefit payments expected to be paid from assets of the pension plans are:

2019	$2,475
2020	2,560
2021	2,669
2022	2,760
2023	2,819
2024 - 2028	14,232
$27,515
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
The following is the actual allocation percentage and target allocation percentage for the pension plan assets at December 31:

	2018 Actual Allocation	2017 Actual Allocation	Target Allocation Range
U.S. equity securities	42.4%	47.2%	36.0% - 54.0%
Non-U.S. equity securities	19.4%	21.1%	16.0% - 24.0%
Fixed income securities	37.7%	31.4%	30.0% - 40.0%
Money market	0.5%	0.3%	0.0% - 10.0%
The defined benefit pension plans do not have any direct ownership of NACCO common stock.
The fair value of each major category of the Company's pension plan assets are valued using quoted market prices in active markets for identical assets, or Level 1 in the fair value hierarchy. Following are the values as of December 31:

	Level 1
	2018	2017
U.S. equity securities	$14,834	$18,175
Non-U.S. equity securities	6,790	8,120
Fixed income securities	13,169	12,097
Money market	161	135
Total	$34,954	$38,527
Postretirement Health Care: The Company also maintains health care plans which provide benefits to grandfathered eligible retired employees. All health care plans of the Company have a cap on the Company's share of the costs. The health care plans were amended effective January 1, 2019 to eliminate the open network structure. The move to network provided benefits will result in cost savings for the Company. These plans have no assets. Under the Company's current policy, plan benefits are funded at the time they are due to participants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The assumptions used in accounting for the postretirement health care plans are set forth below for the years ended December 31:

	2018	2017
Weighted average discount rates for benefit obligation	3.80%	3.10%
Weighted average discount rates for net periodic benefit cost	3.10%	3.25%
Health care cost trend rate assumed for next year	6.75%	7.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2025	2025
Set forth below is a detail of the net periodic benefit expense for the postretirement health care plans for the years ended December 31:

	2018	2017
Service cost	$50	$50
Interest cost	98	101
Amortization of actuarial loss	96	97
Amortization of prior service credit	(64)	(17)
Net periodic benefit expense	$180	$231
Set forth below is a detail of other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended December 31:

	2018	2017
Current year actuarial (gain) loss	$(756)	$154
Amortization of actuarial loss	(96)	(97)
Current year prior service credit	(325)	—
Amortization of prior service credit	64	17
Total recognized in other comprehensive (loss) income	$(1,113)	$74

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The following sets forth the changes in benefit obligations during the year and the funded status of the postretirement health care at December 31:

	2018	2017
Change in benefit obligation
Benefit obligation at beginning of year	$3,221	$3,211
Service cost	50	50
Interest cost	98	101
Plan amendments	(326)	—
Actuarial (gain) loss	(756)	154
Benefits paid	(174)	(295)
Benefit obligation at end of year	$2,113	$3,221
Funded status at end of year	$(2,113)	$(3,221)
Amounts recognized in the balance sheets consist of:
Current liabilities	$(215)	$(282)
Noncurrent liabilities	(1,898)	(2,939)
	$(2,113)	$(3,221)
Components of accumulated other comprehensive loss (income) consist of:
Actuarial loss	$189	$1,040
Prior service credit	(339)	(78)
Deferred taxes	(74)	287
	$(224)	$1,249
Future postretirement health care benefit payments expected to be paid are:

2019	215
2020	234
2021	250
2022	238
2023	232
2024 - 2028	902
$2,071
Defined Contribution Plans: NACCO and its subsidiaries maintain defined contribution (401(k)) plans for substantially all employees and provide employer matching contributions based on plan provisions. The defined contribution retirement plans provide for a minimum employer contribution. Certain plans also permit additional contributions whereby the applicable company's contribution to participants is determined annually based on a formula that includes the effect of actual compared with targeted operating results and the age and/or compensation of the participants. Total costs, including Company contributions, for these plans were $2.6 million and $2.6 million in 2018 and 2017, respectively.

NOTE 15—Business Segments

NACCO is a holding company that operates primarily in the mining industry. The Company’s wholly owned subsidiary, NACoal, is the reportable operating segment. See Note 1 for a discussion of the Company's industries and product lines. NACCO's non-operating segment, NACCO and Other, includes the accounts of the parent company and Bellaire.
Financial information for each of NACCO's reportable segments is presented in the following table. All current operations reside in the U.S. The accounting policies of the reportable segments are described in Note 2.
The majority of NACoal's revenues are generated from its consolidated mining operations and value-added mining services. MLMC's customer, Choctaw Generation Limited Partnership, LLLP, accounted for approximately 60% of NACoal's revenues

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

for both of the years ended December 31, 2018 and 2017. NAM's largest customer, Cemex Construction Materials of Florida, LLC, accounted for approximately 20% and 18% of NACoal's revenues for the years ended December 31, 2018 and 2017, respectively. The loss of or significant reduction in sales to any key customer could result in significant decreases in NACoal's revenue and profitability.
The management fees charged to NACoal represent an allocation of corporate overhead of the parent company. The Company believes the allocation method is reasonable. Prior to the spin-off of HBBHC, NACCO received management fees from HBBHC of $3.0 million for the year ended December 31, 2017. In connection with the spin-off of HBBHC, the Company and HBBHC entered into a TSA. See Note 3 for further discussion of the spin-off and TSA.

	2018	2017

Revenues from external customers	$135,375	$104,778
Gross profit (loss)
NACoal	$30,337	$17,198
NACCO and Other	(369)	(279)
Total	$29,968	$16,919
Earnings of unconsolidated operations	$64,994	$61,361
Selling, general and administrative expenses, including Amortization of intangible assets
NACoal	$45,939	$42,516
NACCO and Other	6,291	7,098
Total	$52,230	$49,614
Operating profit (loss)
NACoal	$50,284	$39,677
NACCO and Other	(6,660)	(6,863)
Total	$43,624	$32,814

Total assets
NACoal	$274,800	$277,538
NACCO and Other	120,954	135,434
Eliminations	(18,763)	(23,420)
Total	$376,991	$389,552
Depreciation, depletion and amortization
NACoal	$14,596	$12,444
NACCO and Other	87	323
Total	$14,683	$12,767
Capital expenditures
NACoal	$20,799	$15,692
NACCO and Other	131	12
Total	$20,930	$15,704

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 16—Parent Company Condensed Balance Sheets

The condensed balance sheets of NACCO, the parent company, at December 31 are as follows:

	2018	2017
ASSETS
Cash and cash equivalents	$84,819	$94,646
Accounts receivable from affiliates	2,418	9,189
Current intercompany accounts receivable, net	868	—
Other current assets	4,508	1,714
Investment in subsidiaries:
NACoal	173,020	141,174
Other, primarily Bellaire	12,633	13,340
	185,653	154,514
Property, plant and equipment, net	241	310
Other non-current assets	7,851	9,550
Total Assets	$286,358	$269,923
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$5,148	$7,627
Current intercompany accounts payable, net	—	11,858
Note payable to Bellaire	17,300	17,850
Deferred compensation	12,939	12,939
Other non-current liabilities	267	201
Stockholders’ equity	250,704	219,448
Total Liabilities and Stockholders’ Equity	$286,358	$269,923
The credit agreement at NACoal allows for the transfer of assets to NACCO under certain circumstances. The amount of NACCO's investment in NACoal and Bellaire that was restricted at December 31, 2018 totaled approximately $1.6 million. The amount of unrestricted cash available to NACCO included in “Investment in subsidiaries” was $0.3 million at December 31, 2018. Dividends and management fees from its subsidiaries are the primary sources of cash for NACCO.

NOTE 17—Unconsolidated Subsidiaries

NACoal's wholly owned unconsolidated subsidiaries each meet the definition of a variable interest entity. See Note 1 for a discussion of these entities. The income taxes resulting from the operations of the unconsolidated subsidiaries are solely the responsibility of the Company. The pre-tax income from the unconsolidated subsidiaries, excluding NoDak, is reported on the line “Earnings of unconsolidated operations” in the Consolidated Statements of Operations, with related income taxes included in the provision for income taxes. The Company has included the pre-tax earnings of the unconsolidated subsidiaries, excluding NoDak, above operating profit as they are an integral component of the Company's business and operating results. The pre-tax income from NoDak is reported on the line "Income from other unconsolidated affiliates" in the "Other (income) expense" section of the Consolidated Statements of Operations, with the related income taxes included in the provision for income taxes.

The investment in the unconsolidated subsidiaries and related tax positions totaled $20.1 million and $16.3 million at December 31, 2018 and 2017, respectively. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $4.4 million and $5.2 million at December 31, 2018 and 2017, respectively.

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
Summarized financial information for the unconsolidated subsidiaries is as follows:

	2018	2017
Statement of Operations
Revenue	$766,558	$791,264
Gross profit	$76,600	$87,760
Income before income taxes	$66,270	$62,607
Net income	$55,247	$55,268
Balance Sheet
Current assets	$182,353	$179,316
Non-current assets	$860,049	$883,919
Current liabilities	$146,788	$175,844
Non-current liabilities	$891,175	$882,200
Revenue includes all mine operating costs that are reimbursed by the customers of the unconsolidated subsidiaries as well as the compensation per ton of coal, heating unit (MMBtu) or yard of limestone delivered. Reimbursed costs have offsetting expenses and have no impact on income before taxes. Income before income taxes represents the earnings of the unconsolidated operations and the income from other unconsolidated affiliates.
NACoal received dividends of $56.0 million and $54.7 million from the unconsolidated subsidiaries in 2018 and 2017, respectively.

NOTE 18—Related Party Transactions

One of the Company's directors is a retired Jones Day partner. Legal services rendered by Jones Day approximated $2.1 million and $3.0 million for the years ended December 31, 2018 and 2017, respectively.
In connection with the spin-off of HBBHC, the Company and HBBHC entered into a TSA. See Note 3 for further discussion of the spin-off and TSA.

Alfred M. Rankin, Jr. retired as the President and Chief Executive Officer of NACCO effective September 30, 2017. In order to facilitate a smooth transition, Mr. Rankin continues to serve as the Chairman of the Board of Directors of NACCO and Mr. Rankin supports the President and Chief Executive Officer of NACCO upon request under the terms of a consulting agreement. Fees for consulting services rendered by Mr. Rankin approximated $0.5 million and $0.1 million for the years ended December 31, 2018 and 2017, respectively.
Hyster-Yale Materials Handling, Inc. ("Hyster-Yale") is a former subsidiary of the Company that was spun-off to stockholders in 2012. In the ordinary course of business, NACoal leases or buys Hyster-Yale lift trucks. The terms may not be comparable to terms that would be obtained in a transaction between unaffiliated parties.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY CONDENSED BALANCE SHEETS

	December 31
	2018	2017
	(In thousands)
ASSETS
Cash and cash equivalents	$84,819	$94,646
Accounts receivable from affiliates	2,418	9,189
Current intercompany accounts receivable, net	868	—
Other current assets	4,508	1,714
Investment in subsidiaries:
NACoal	173,020	141,174
Other, primarily Bellaire	12,633	13,340
	185,653	154,514
Property, plant and equipment, net	241	310
Other non-current assets	7,851	9,550
Total Assets	$286,358	$269,923
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$5,148	$7,627
Current intercompany accounts payable, net	—	11,858
Note payable to Bellaire	17,300	17,850
Deferred compensation	12,939	12,939
Other non-current liabilities	267	201
Stockholders’ equity	250,704	219,448
Total Liabilities and Stockholders’ Equity	$286,358	$269,923
See Notes to Parent Company Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2018	2017
	(In thousands)
Expense (income):
Intercompany interest expense	$1,223	$1,256
Other, net	(613)	(314)
	610	942
Administrative and general expenses	5,962	6,466
Loss before income taxes	(6,572)	(7,408)
Income tax benefit	(676)	(366)
Net loss before equity in earnings of subsidiaries	(5,896)	(7,042)
Equity in earnings of subsidiaries	40,681	35,505
Income from continuing operations	34,785	28,463
Discontinued operations, net of tax	$—	$1,874
Net income	34,785	30,337
Foreign currency translation adjustment	—	1,725
Deferred gain on available for sale securities, net of tax	—	834
Current period cash flow hedging activity, net of $941 tax expense in 2017	—	1,543
Reclassification of hedging activities into earnings, net of $1,255 tax expense in 2017	—	(2,369)
Current period pension and postretirement plan adjustment, net of $14 tax benefit in 2018 and net of $440 tax expense in 2017, respectively	(301)	749
Reclassification of pension and postretirement adjustments into earnings, net of $85 and $363 tax benefit in 2018 and 2017, respectively	489	582
Total other comprehensive income	188	3,064
Comprehensive Income	$34,973	$33,401
See Notes to Parent Company Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2018	2017
	(In thousands)
Operating Activities
Income from continuing operations	$34,785	$28,463
Equity in earnings of subsidiaries	40,681	35,505
Parent company only net loss	(5,896)	(7,042)
Net changes related to operating activities	(5,496)	7,881
Net cash (used for) provided by operating activities	(11,392)	839
Investing Activities
Proceeds from the sale of assets	—	834
Expenditures for property, plant and equipment	(12)	(12)
Net cash (used for) provided by investing activities	(12)	822
Financing Activities
Dividends received from subsidiaries	8,000	4,000
Dividends received from HBBHC	—	38,000
Notes payable to Bellaire	(551)	(250)
Purchase of treasury shares	(1,294)	—
Cash dividends paid	(4,578)	(6,682)
Net cash provided by financing activities	1,577	35,068
Cash and cash equivalents
(Decrease) increase for the period	(9,827)	36,729
Balance at the beginning of the period	94,646	57,917
Balance at the end of the period	$84,819	$94,646
See Notes to Parent Company Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO PARENT COMPANY CONDENSED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2018 AND 2017
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
NOTE C — UNRESTRICTED CASH
The amount of unrestricted cash available to NACCO, included in “Investment in subsidiaries,” was $0.3 million at December 31, 2018 and was in addition to the $84.8 million of cash included in the Parent Company Condensed Balance Sheet at December 31, 2018.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
YEAR ENDED DECEMBER 31, 2018 AND 2017

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts — Describe	Deductions — Describe	Balance at End of Period (A)
(In thousands)
2018
Reserves deducted from asset accounts:
Deferred tax valuation allowances	$13,579	$639	$1	—	$14,219
2017
Reserves deducted from asset accounts:
Deferred tax valuation allowances	$12,881	$699	$(1)	$—	$13,579

(A)	Balances which are not required to be presented and those which are immaterial have been omitted.