Form 10-Q
period 2019-03-31
NACCO INDUSTRIES INC
filed 2019-05-01
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☑

Number of shares of Class A Common Stock outstanding at April 26, 2019: 5,417,906
Number of shares of Class B Common Stock outstanding at April 26, 2019: 1,568,810

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31 2019	DECEMBER 31 2018
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$79,058	$85,257
Trade accounts receivable, net	19,341	20,817
Accounts receivable from affiliates	8,805	7,999
Inventories	32,799	31,209
Assets held for sale	5,130	4,330
Prepaid expenses and other	18,898	14,562
Total current assets	164,031	164,174
Property, plant and equipment, net	125,842	124,554
Intangibles, net	39,869	40,516
Investments in unconsolidated subsidiaries	23,268	20,091
Deferred costs	3,215	3,244
Operating lease right-of-use assets	12,479	—
Other non-current assets	25,083	24,412
Total assets	$393,787	$376,991
LIABILITIES AND EQUITY
Accounts payable	$8,224	$7,746
Accounts payable to affiliates	637	1,653
Revolving credit agreements	4,000	4,000
Current maturities of long-term debt	573	654
Asset retirement obligations	1,826	1,826
Accrued payroll	13,515	19,853
Deferred compensation	13,465	—
Other current liabilities	7,330	6,516
Total current liabilities	49,570	42,248
Long-term debt	7,448	6,367
Operating lease liabilities	13,305	—
Asset retirement obligations	36,384	35,877
Pension and other postretirement obligations	10,067	10,429
Deferred income taxes	6,026	2,846
Deferred compensation	—	12,939
Other long-term liabilities	6,720	15,581
Total liabilities	129,520	126,287
Stockholders' equity
Common stock:
Class A, par value $1 per share, 5,417,906 shares outstanding (December 31, 2018 - 5,352,590 shares outstanding)	5,418	5,352
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,568,810 shares outstanding (December 31, 2018 - 1,568,810 shares outstanding)	1,569	1,569
Capital in excess of par value	6,573	7,042
Retained earnings	264,217	250,352
Accumulated other comprehensive loss	(13,510)	(13,611)
Total stockholders' equity	264,267	250,704
Total liabilities and equity	$393,787	$376,991

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31
	2019	2018
	(In thousands, except per share data)
Revenues	$40,097	$31,200
Cost of sales	26,712	25,776
Gross profit	13,385	5,424
Earnings of unconsolidated operations	16,270	15,555
Operating expenses
Selling, general and administrative expenses	12,653	10,627
Amortization of intangible assets	647	684
Gain on sale of assets	(18)	(53)
	13,282	11,258
Operating profit	16,373	9,721
Other (income) expense
Interest expense	231	646
Interest income	(553)	(113)
Income from other unconsolidated affiliates	(322)	(315)
Closed mine obligations	366	379
(Gain) loss on equity securities	(698)	98
Other, net	11	46
	(965)	741
Income before income tax provision	17,338	8,980
Income tax provision	2,320	804
Net income	$15,018	$8,176

Earnings per share:
Basic earnings per share	$2.16	$1.19
Diluted earnings per share	$2.15	$1.18

Basic weighted average shares outstanding	6,949	6,894
Diluted weighted average shares outstanding	6,998	6,939

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED
	MARCH 31
	2019	2018
	(In thousands)
Net income	$15,018	$8,176
Reclassification of pension and postretirement adjustments into earnings, net of $24 and $35 tax benefit in the three months ended March 31, 2019 and March 31, 2018, respectively.	101	140
Total other comprehensive income	$101	$140
Comprehensive income	$15,119	$8,316

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31
	2019	2018
	(In thousands)
Operating activities
Net cash used for operating activities	$(544)	$(8,029)

Investing activities
Expenditures for property, plant and equipment	(4,252)	(2,452)
Proceeds from the sale of property, plant and equipment	18	55
Other	(13)	309
Net cash used for investing activities	(4,247)	(2,088)

Financing activities
Additions to long-term debt	1,206	1,269
Reductions of long-term debt	(161)	(8,205)
Cash dividends paid	(1,153)	(1,144)
Purchase of treasury shares	(1,300)	—
Net cash used for financing activities	(1,408)	(8,080)

Cash and cash equivalents
Total decrease for the period	(6,199)	(18,197)
Balance at the beginning of the period	85,257	101,600
Balance at the end of the period	$79,058	$83,403
See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Deferred Gain (Loss) on Equity Securities	Pension and Postretirement Plan Adjustment	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2018	$5,282	$1,570	$4,447	$216,490	$2,727	$(11,068)	$219,448
ASC 606 adoption (See Note 2)	—	—	—	(2,075)	—	—	(2,075)
ASU 2016-01 adoption	—	—	—	2,727	(2,727)	—	—
ASU 2018-02 adoption	—	—	—	2,339	—	(2,179)	160
Stock-based compensation	87	—	90	—	—	—	177
Net income	—	—	—	8,176	—	—	8,176
Cash dividends on Class A and Class B common stock: $0.1650 per share	—	—	—	(1,144)	—	—	(1,144)
Reclassification adjustment to net income, net of tax	—	—	—	—	—	140	140
Balance, March 31, 2018	$5,369	$1,570	$4,537	$226,513	$—	$(13,107)	$224,882

Balance, January 1, 2019	$5,352	$1,569	$7,042	$250,352	$—	$(13,611)	$250,704
Stock-based compensation	102	—	795	—	—	—	897
Purchase of treasury shares	(36)	—	(1,264)	—	—	—	(1,300)
Net income	—	—	—	15,018	—	—	15,018
Cash dividends on Class A and Class B common stock: $0.1650 per share	—	—	—	(1,153)	—	—	(1,153)
Reclassification adjustment to net income, net of tax	—	—	—	—	—	101	101
Balance, March 31, 2019	$5,418	$1,569	$6,573	$264,217	$—	$(13,510)	$264,267

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
(In thousands, except as noted and per share amounts)

NOTE 1—Nature of Operations and Basis of Presentation

Nature of Operations: The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of NACCO Industries, Inc. (the “parent company” or “NACCO”) and its wholly owned subsidiaries (collectively, “NACCO Industries, Inc. and Subsidiaries” or the “Company”). Intercompany accounts and transactions are eliminated in consolidation. NACCO is the public holding company for The North American Coal Corporation ("NACoal"). In the first quarter of 2019, the Company changed its segment reporting to three operating segments: Coal Mining, North American Mining (“NAMining”) and Minerals Management. The Company also has unallocated items not directly attributable to a reportable segment. Prior to January 1, 2019, NACoal was the Company’s operating segment. NACCO and Other, which included parent company operations and Bellaire Corporation (“Bellaire”), was the Company’s non-operating segment. Historical financial information for 2018 has been recast to conform to the current presentation. See Note 9 to the Unaudited Condensed Consolidated Financial Statements for further discussion of segment reporting.

The Company’s operating segments are further described below:

Coal Mining Segment
The operating coal mines are: Bisti Fuels LLC (“Bisti”), Caddo Creek Resources Company, LLC (“Caddo Creek”), Camino Real Fuels, LLC (“Camino Real”), The Coteau Properties Company (“Coteau”), Coyote Creek Mining Company, LLC (“Coyote Creek”), Demery Resources Company, LLC (“Demery”), The Falkirk Mining Company (“Falkirk”), Mississippi Lignite Mining Company (“MLMC”) and The Sabine Mining Company (“Sabine”). Liberty Fuels Company, LLC (“Liberty”) ceased all mining and delivery of lignite in 2017 and commenced final mine reclamation in 2018. Centennial Natural Resources (“Centennial”), located in Alabama, ceased coal production at the end of 2015.

At all operating coal mines other than MLMC, the Company operates as a contract miner pursuant to a “management fee” contract. Under these long-term contracts, the customer is responsible for funding all mine operating costs and directly or indirectly provides all of the capital required to build and operate the mine. Debt financing provided by or supported by the customers is without recourse to NACCO and NACoal. As a result, these contracts meet the definition of a variable interest entity (“VIE”). NACCO is not the primary beneficiary of the VIE as it does not exercise financial control; therefore, NACCO does not consolidate the results of these operations within its financial statements. Instead, these contracts are accounted for as equity method investments. The income before income taxes is reported as Earnings of unconsolidated operations on the income statement and the Company’s investment is reported on the line Investments in Unconsolidated Subsidiaries in the Consolidated Balance Sheet. The mines that meet the definition of a VIE are referred to collectively as the “Unconsolidated Subsidiaries.” For tax purposes, the Unconsolidated Subsidiaries are included within the NACCO consolidated U.S. tax return; therefore, the income tax expense line on the statement of operations includes taxes related to these entities. All of the Unconsolidated Subsidiaries are accounted for under the equity method. See Note 7 for further discussion. MLMC and Centennial are consolidated operations.

The coal reserves at Coteau, Falkirk, Coyote, MLMC and Centennial are owned or controlled by the Company. The coal reserves at all other mines are owned or controlled by the respective mine’s customer. The Unconsolidated Subsidiaries are paid a management fee per ton of coal or heating unit (MMBtu) delivered. Each contract specifies the indices and mechanics by which fees change over time, generally in line with broad measures of U.S. inflation. This contract structure eliminates exposure to spot coal market price fluctuations.

NAMining Segment
NAMining operates primarily at limestone quarries in Florida, but is focused on expanding outside of Florida and into mining materials other than limestone. NAMining operates under both management fee contracts and contracts that provide for a fixed per ton sales price. Income before income taxes for NAMining locations are consolidated within NACCO’s consolidated financial statements or are unconsolidated and included on the line Earnings of unconsolidated operations, depending on how each contract is structured. All of the Unconsolidated Subsidiaries are accounted for under the equity method. See Note 7 for further discussion.

Minerals Management Segment
The Minerals Management segment promotes the development of the Company’s oil, gas and coal reserves, generating income primarily from royalty-based lease payments from third parties. The majority of the Company’s existing reserves were acquired as part of its historical coal mining operations. The Minerals Management segment derives income primarily by entering into contracts with third-party operators, granting them the rights to explore, produce and sell natural resources in exchange for royalty payments based on the lessees' sales of natural gas and, to a lesser extent, oil and coal. Specialized employees in the Minerals Management segment also provide surface and mineral acquisition and lease maintenance services related to Company operations.

Basis of Presentation: These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at March 31, 2019, the results of its operations, comprehensive income and cash flows for the three months ended March 31, 2019 and 2018 and the changes in equity for the three months ended March 31, 2019 have been included. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. GAAP for complete financial statements.

NOTE 2—Recently Issued Accounting Standards

Accounting Standards Adopted in 2019: NACCO adopted Accounting Standard Update ("ASU") 2016-02, Leases (Topic 842), which is codified in Accounting Standards Codification 842, Leases (“ASC 842”), on January 1, 2019, using the modified retrospective transition method (the "guidance").

The most significant effect to the Unaudited Condensed Consolidated Balance Sheet relates to the recognition of new right-of-use assets (“ROU assets”) and lease liabilities for operating leases of real estate, mining and other equipment that expire at various dates through 2031. The majority of the Company's leases are operating leases. See the table below for further information on the Unaudited Condensed Consolidated Balance Sheet. Many leases include renewal and/or fair value or bargain purchase options, which are not recognized on the Unaudited Condensed Consolidated Balance Sheet. There was no cumulative effect adjustment to the opening balance of retained earnings. The adoption of this guidance did not have a material effect on the Company’s results of operations, cash flows, liquidity or debt-covenant compliance. NACCO did not apply the standard to the comparative periods presented in the year of adoption.

The Company elected many of the available practical expedients permitted under the guidance, which among other items, allow the Company to carry forward its historical lease classification and not reassess leases for the definition of a lease under the new standard. The Company also elected the practical expedient to carry forward the historical accounting treatment for existing land easement agreements. Upon the adoption of ASC 842, NACCO did not record a ROU asset and related lease liability for leases with an initial term of 12 months or less.

Leased assets and liabilities include the following:

Description	Location	MARCH 31 2019
Assets
Operating	Operating lease right-of-use assets	$12,479
Finance	Property, plant and equipment, net (a)	308

Liabilities
Current
Operating	Other current liabilities	$1,492
Finance	Current maturities of long-term debt	344
Noncurrent
Operating	Operating lease liabilities	13,305
(a) Finance leased assets are recorded net of accumulated amortization of $2.8 million as of March 31, 2019.

The components of lease expense were as follows for the three months ended March 31, 2019:

Description	Location
Lease expense
Operating lease cost	Selling, general and administrative expenses	$625
Finance lease cost:
Amortization of leased assets	Cost of sales	96
Interest on lease liabilities	Interest expense	3

Short-term lease expense	Selling, general and administrative expenses	20
Net lease expense		$744

Future minimum finance and operating lease payments were as follows at March 31, 2019:

	Finance Leases	Operating Leases	Total
remainder of 2019	$328	$1,803	$2,131
2020	21	2,229	2,250
2021	—	2,125	2,125
2022	—	2,150	2,150
2023	—	1,659	1,659
Subsequent to 2023	—	10,951	10,951
Total minimum lease payments	349	20,917	$21,266
Amounts representing interest	5	6,120
Present value of net minimum lease payments	$344	$14,797

As most of the Company's leases do not provide an implicit rate, the Company determines the incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The assumptions used in accounting for ASC 842 were as follows for the three months ended March 31, 2019:

Lease term and discount rate
Weighted average remaining lease term (years)
Operating	10.0
Finance	0.8

Weighted average discount rate
Operating	6.95%
Finance	3.98%

The following table details cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31:

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$573
Operating cash flows from finance leases	3
Financing cash flows from finance leases	122

NOTE 3—Revenue Recognition

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
Each mine or mine area has a contract with its respective customer that represents a contract under ASC 606. For its consolidated entities, the Company’s performance obligations vary by contract and consist of the following:
At MLMC, each MMBtu delivered during the production period is considered a separate performance obligation. Revenue is recognized at the point in time that control of each MMBtu of lignite transfers to the customer. Fluctuations in revenue from period to period generally result from changes in customer demand.
At NAMining entities, the management service to oversee the operation of the equipment and delivery of limestone is the performance obligation accounted for as a series. Performance momentarily creates an asset that the customer simultaneously receives and consumes; therefore, control is transferred to the customer over time. Consistent with the conclusion that the customer simultaneously receives and consumes the benefits provided, an input-based measure of progress is appropriate. As each month of service is completed, revenue is recognized for the amount of actual costs incurred, plus the management fee and the general and administrative fee (as applicable). Fluctuations in revenue from period to period result from changes in customer demand and variances in reimbursable costs primarily due to increases and decreases in activity levels on individual contracts.
The Company enters into royalty contracts which grant the right to explore, develop, produce and sell minerals controlled by the Company. These arrangements result in the transfer of mineral rights for a period of time; however, no rights to the actual land are granted other than access for purposes of exploration, development, production and sales. The mineral rights revert back to the Company at the expiration of the contract.
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
Significant Judgments
The Company’s contracts with its customers contain different types of variable consideration including, but not limited to, management fees that adjust based on coal volumes or MMBtu delivered or limestone yards, however, the terms of these variable payments relate specifically to our efforts to satisfy one or more, but not all of, the performance obligations (or to a specific outcome from satisfying the performance obligations), in the contract. Therefore, the Company allocates each variable payment (and subsequent changes to that payment) entirely to the specific performance obligation to which it relates. Management fees, as well as general and administrative fees, are also adjusted based on changes in specified indices (e.g., CPI) to compensate for general inflation changes. Index adjustments, if applicable, are effective prospectively. Certain contracts include reimbursement of actual costs incurred.

Disaggregation of Revenue
In accordance with ASC 606-10-50, the Company disaggregates revenue from contracts with customers into major goods and service lines and timing of transfer of goods and services. The Company determined that disaggregating revenue into these categories achieves the disclosure objective of depicting how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The Company’s business consists of the Coal Mining, NAMining and Minerals Management segments as well as Unallocated Items. See Note 9 to the Unaudited Condensed Consolidated Financial Statements for further discussion of segment reporting.

The following table disaggregates revenue by major sources:

	THREE MONTHS ENDED
	MARCH 31
Major Goods/Service Lines	2019	2018
Coal Mining	$16,750	$17,597
NAMining	10,775	10,213
Minerals Management	12,686	3,476
Unallocated Items	543	—
Eliminations	(657)	(86)
Total revenues	$40,097	$31,200

Timing of Revenue Recognition
Goods transferred at a point in time	$16,086	$17,021
Services transferred over time	24,011	14,179
Total revenues	$40,097	$31,200

Contract Balances
The opening and closing balances of the Company’s current and long-term contract liabilities and receivables are as follows:

	Contract balances
	Trade accounts receivable, net	Contract liability (current)	Contract liability (long-term)
Balance, January 1, 2019	$20,817	$754	$2,008
Balance, March 31, 2019	19,341	718	1,832
Increase (decrease)	$(1,476)	$(36)	$(176)

As described above, the Company enters into royalty contracts that grant exclusive right, title, and interest in and to minerals. The transaction price consists of a variable sales-based royalty and, in certain arrangements, a fixed component in the form of an up-front lease bonus payment. The timing of the payment of the fixed portion of the transaction price is upfront, however, the performance obligation is satisfied over the primary term of the contract, which is generally five years. Therefore, at the time any such up-front payment is received, a contract liability is recorded which represents deferred revenue. The difference between the opening and closing balance of this contract liability, which is shown above, primarily results from the difference between new lease bonus payments received and amortization of up-front lease bonus payments received in previous periods.

The amount of revenue recognized in the three months ended March 31, 2019 and March 31, 2018 that was included in the opening contract liability was $0.2 million and $0.3 million, respectively. This revenue consists of up-front lease bonus payments received under royalty contracts that are recognized over the primary term of the royalty contracts, which are generally five years. The Company expects to recognize an additional $0.5 million in the remainder of 2019, $0.7 million in both 2020 and 2021, $0.5 million in 2022, and $0.1 million in 2023 related to the contract liability remaining at March 31, 2019. The difference between the opening and closing balances of the Company’s accounts receivable and contract liabilities results from the timing difference between the Company’s performance and the customer’s payment. Contracts with payments in arrears are recognized as receivables.

The Company has no contract assets recognized from the costs to obtain or fulfill a contract with a customer.

NOTE 4—Inventories

Inventories are summarized as follows:

	MARCH 31 2019	DECEMBER 31 2018
Coal	$10,677	$11,030
Mining supplies	22,122	20,179
Total inventories	$32,799	$31,209

NOTE 5—Stockholders' Equity

Stock Repurchase Program: On February 14, 2018, the Company's Board of Directors approved a stock repurchase program ("2018 Stock Repurchase Program") providing for the repurchase of up to $25 million of the Company's outstanding Class A Common Stock through December 31, 2019. During the three months ended March 31, 2019, the Company repurchased 36,294 shares of Class A Common Stock under the 2018 Stock Repurchase Program for an aggregate purchase price of $1.3 million. During the three months ended March 31, 2018, the Company did not repurchase any shares of Class A Common Stock under the 2018 Stock Repurchase Program. The timing and amount of any repurchases under the 2018 Stock Repurchase Program are determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives, market conditions for the Company's Class A Common Stock and other legal and contractual restrictions. The 2018 Stock Repurchase Program does not require the Company to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Company without prior notice and may be executed through open market purchases, privately negotiated transactions or otherwise. All or part of the repurchases under the 2018 Stock Repurchase Program may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be restricted from doing so under applicable securities laws.

NOTE 6—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Date	(Level 1)	(Level 2)	(Level 3)
	March 31, 2019
Assets:
Equity securities	$9,454	$9,454	$—	$—
	$9,454	$9,454	$—	$—

	December 31, 2018
Assets:
Equity securities	$8,716	$8,716	$—	$—
	$8,716	$8,716	$—	$—

Bellaire Corporation (“Bellaire”) is a non-operating subsidiary of the Company with legacy liabilities relating to closed mining operations, primarily former Eastern U.S. underground coal mining operations. Prior to 2018, Bellaire established a $5.0 million mine water treatment trust (the "Mine Water Treatment Trust") to provide a financial assurance mechanism to assure the long-term treatment of post-mining discharges. Bellaire's Mine Water Treatment Trust invests in equity securities that are reported at fair value based upon quoted market prices in active markets for identical assets; therefore, they are classified as Level 1 within the fair value hierarchy. The Mine Water Treatment Trust realized a gain of $0.7 million and a loss of $0.1 million in the three months ended March 31, 2019 and March 31, 2018, respectively, reported on the line (Gain)/loss on equity securities in the Other (income) expense section of the Unaudited Condensed Consolidated Statements of Operations.

There were no transfers into or out of Levels 1, 2 or 3 during the three months ended March 31, 2019 and 2018.

NOTE 7—Unconsolidated Subsidiaries

Each of NACoal's wholly owned Unconsolidated Subsidiaries meet the definition of a VIE. The Unconsolidated Subsidiaries are capitalized primarily with debt financing provided by or supported by their respective customers, and without recourse to NACCO and NACoal. Although NACoal owns 100% of the equity and manages the daily operations of the Unconsolidated Subsidiaries, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities or absorb any expected losses without additional support from the customers. The customers have a controlling financial interest and have the power to direct the activities that most significantly affect the economic performance of the entities. As a result, NACoal is not the primary beneficiary and therefore does not consolidate these entities' financial positions or results of operations. See Note 1 for a discussion of these entities.

The investment in the unconsolidated subsidiaries and related tax positions totaled $23.3 million and $20.1 million at March 31, 2019 and December 31, 2018, respectively. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $6.1 million and $4.4 million at March 31, 2019 and December 31, 2018, respectively.

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

Summarized financial information for the Unconsolidated Subsidiaries is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2019	2018
Revenues	$187,239	$183,046
Gross profit	$19,136	$21,144
Income before income taxes	$16,737	$16,122

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

NOTE 9—Business Segments

In the first quarter of 2019, the Company changed its reportable segments to reflect changes in the business, including growth at NAMining and Minerals Management. The Company modified its internal reporting structure to reflect a change in how its Chief Operating Decision Maker (“CODM”) assesses Company performance and makes decisions about resource allocations. As of January 1, 2019, the Company’s operating segments are: (i) Coal Mining, (ii) NAMining and (iii) Minerals Management. While the Company continues to pursue opportunities to add new coal mining operations to the Coal Mining segment, the NAMining segment will serve as the platform for pursuing non-coal mining projects and the Minerals Management segment will work to capitalize on the Company’s oil, gas and coal reserves. In response to these changes, the Company determined the historical structure of reporting one operating segment was no longer representative of the way the business is managed. As a result, the Company effected a change in the reporting of its segment information.

The Company determines its reportable segments by first identifying its operating segments, and then by assessing whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. The Company’s CODM utilizes operating profit to evaluate segment performance and allocate resources. Operating profit for each segment includes an allocation of shared costs based on a reasonable measure of utilization.
The Company also has unallocated items not directly attributable to a reportable segment which are not included as part of the measurement of segment operating profit, primarily administrative costs related to public company reporting requirements, the financial results of the Company’s mitigation banking business, Mitigation Resources of North America (“MRNA”), and Bellaire. MRNA generates and sells stream and wetland mitigation credits (known as mitigation banking) and provides services to those engaged in permittee-responsible stream and wetland mitigation. Bellaire manages the Company’s long-term liabilities related to former Eastern U.S. underground mining activities. Transactions between segments are accounted for as third-party arrangements for purposes of presenting segment results of operations and are eliminated in consolidation.
All financial statement line items below operating profit (other income including interest expense and interest income, the provision for income taxes and net income) are presented and discussed within this Form 10-Q on a consolidated basis. Included within other income is the financial results of NoDak Energy Services, LLC ("NoDak"). NoDak operates and maintains a coal drying system at a customer’s power plant.
See Note 1 for additional discussion of the Company's reportable segments. The following tables present revenue, operating profit, depreciation expense and capital expenditures:

	THREE MONTHS ENDED
	MARCH 31
	2019	2018
Revenues
Coal Mining	$16,750	$17,597
NAMining	10,775	10,213
Minerals Management	12,686	3,476
Unallocated Items	543	—
Eliminations	(657)	(86)
Total	$40,097	$31,200

Operating profit (loss)
Coal Mining	$7,605	$8,697
NAMining	32	634
Minerals Management	11,669	2,944
Unallocated Items	(2,699)	(2,554)
Eliminations	(234)	—
Total	$16,373	$9,721

Expenditures for property, plant and equipment
Coal Mining	$3,870	$576
NAMining	—	674
Minerals Management	241	1,032
Unallocated Items	141	170
Total	$4,252	$2,452

Depreciation, depletion and amortization
Coal Mining	$2,874	$2,841
NAMining	545	395
Minerals Management	366	134
Unallocated Items	28	27
Total	$3,813	$3,397

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
Management's Discussion and Analysis of Financial Condition and Results of Operations includes NACCO Industries, Inc. (“NACCO”) and its wholly owned subsidiaries (collectively, the “Company”). NACCO is the public holding company for The North American Coal Corporation ("NACoal").  The Company has three operating segments: (i) Coal Mining, (ii) North American Mining ("NAMining") and (iii) Minerals Management. The Company also has unallocated items not directly attributable to a reportable segment which are not included as part of the measurement of segment operating profit, primarily administrative costs related to public company reporting requirements, the financial results of the Company’s mitigation banking business, Mitigation Resources of North America (“MRNA”), and Bellaire Corporation (“Bellaire”). MRNA generates and sells stream and wetland mitigation credits (known as mitigation banking) and provides services to those engaged in permittee-responsible stream and wetland mitigation. Bellaire manages the Company’s long-term liabilities related to former Eastern U.S. underground mining activities.

All financial statement line items below operating profit (other income including interest expense and interest income, the provision for income taxes and net income) are presented and discussed within this Form 10-Q on a consolidated basis. Included within other income is the financial results of NoDak Energy Services, LLC ("NoDak"). NoDak operates and maintains a coal drying system at a customer’s power plant.

The Company’s operating segments are further described below:

Coal Mining Segment
The Coal Mining segment operates surface coal mines pursuant to a service-based business model under long-term contracts with power generation companies and activated carbon producers. Coal is surface-mined in North Dakota, Texas, Mississippi, Louisiana and on the Navajo Nation in New Mexico. Each mine is fully integrated with its customer operations.

The operating coal mines are: Bisti Fuels LLC (“Bisti”), Caddo Creek Resources Company, LLC (“Caddo Creek”), Camino Real Fuels, LLC (“Camino Real”), The Coteau Properties Company (“Coteau”), Coyote Creek Mining Company, LLC (“Coyote Creek”), Demery Resources Company, LLC (“Demery”), The Falkirk Mining Company (“Falkirk”), Mississippi Lignite Mining Company (“MLMC”) and The Sabine Mining Company (“Sabine”). Liberty Fuels Company, LLC (“Liberty”) ceased all mining and delivery of lignite in 2017 and commenced final mine reclamation in 2018.

Centennial Natural Resources (“Centennial”), located in Alabama, ceased coal production at the end of 2015. Since 2015, the Company has sold or transferred certain Centennial equipment and mineral reserves. The Company continues to evaluate strategies for the remaining mineral reserves and a dragline although the book value of the remaining mineral reserves and the dragline was reduced to zero in years prior to 2018. Cash expenditures related to mine reclamation at Centennial will continue until mine reclamation is complete, or ownership of, or responsibility for, the remaining mines is transferred.

Coteau, Coyote, Falkirk, MLMC and Sabine supply lignite coal for power generation. Bisti and Camino Real supply sub-bituminous and bituminous coal, respectively, for power generation. Caddo Creek and Demery supply lignite coal for the production of activated carbon. Each of these mines deliver their coal production to adjacent or nearby power plants, synfuels plants or activated carbon processing facilities under long-term supply contracts. With the exception of Camino Real, each mine is the exclusive supplier to its customers' facilities. Camino’s customer takes all coal produced by the mine but also purchases additional coal from other suppliers.

This segment has a strong history of customer retention due to the long-term nature of its contracts and the proximity of the Company’s mines to its customers’ facilities. With the exception of Camino Real, whose contract expires in 2021 but has renewal provisions, other contract expiration dates range from 2022 through 2045. The contract that expires in 2022 may be extended for three additional periods of five years each, or until 2037, at NACoal’s option.

At all operating coal mines other than MLMC, the Company operates as a contract miner pursuant to a management fee contract. Under these long-term contracts, the customer is responsible for funding all mine operating costs and directly or indirectly provides all of the capital required to build and operate the mine. Debt financing provided by or supported by the customers is without recourse to NACCO and NACoal. As a result, these contracts meet the definition of a variable interest entity (“VIE”). NACCO is not the primary beneficiary of the VIE as it does not exercise financial control; therefore, NACCO does not consolidate the results of these operations within its financial statements. Instead, these contracts are accounted for as equity method investments. The income before income taxes is reported as Earnings of unconsolidated operations on the income statement and the Company’s investment is reported on the line Investments in Unconsolidated Subsidiaries in the Consolidated Balance Sheet. The mines that meet the definition of a VIE are referred to collectively as the “Unconsolidated Subsidiaries.” For tax purposes, the Unconsolidated Subsidiaries are included within the NACCO consolidated U.S. tax return; therefore, the income tax expense line on the statement of operations includes taxes related to these entities. All of the Unconsolidated Subsidiaries are accounted for under the equity method. MLMC and Centennial are consolidated operations.

The coal reserves at Coteau, Falkirk, Coyote, MLMC and Centennial are owned or controlled by the Company. The coal reserves at all other mines are owned or controlled by the respective mine’s customer. The Unconsolidated Subsidiaries are paid a management fee per ton of coal or heating unit (MMBtu) delivered. Each contract specifies the indices and mechanics by which fees change over time, generally in line with broad measures of U.S. inflation. This contract structure eliminates exposure to spot coal market price fluctuations.

The Company performs contemporaneous reclamation activities at each mine in the normal course of operations. Under all of the Unconsolidated Subsidiaries’ contracts, the customer has the obligation to fund final mine reclamation activities. Under certain contracts, the Unconsolidated Subsidiary holds the mine permit and is therefore responsible for final mine reclamation activities. To the extent the Unconsolidated Subsidiary performs such final reclamation, it is compensated for providing those services in addition to receiving reimbursement for costs incurred.

The MLMC contract is the only operating coal contract in which NACoal is responsible for all operating costs, capital requirements and final mine reclamation; therefore, MLMC is consolidated within NACCO’s financial statements. MLMC sells coal to its customer at a contractually agreed-upon price which adjusts monthly, primarily based on changes in the level of established indices which reflect general U.S. inflation rates. Profitability at MLMC is affected by customer demand for coal, changes in the indices that determine sales price and actual costs incurred. As diesel fuel is heavily weighted among the indices used to determine the coal sales price, the persistence of low diesel fuel prices can negatively affect earnings at MLMC.

Centennial is also a consolidated entity within the Coal Mining segment as NACoal is responsible for operating and carrying costs and final mine reclamation.

North American Mining Segment
The NAMining segment provides value-added contract mining services for producers of aggregates and other minerals, primarily by operating and maintaining draglines and other equipment. The segment is the primary platform for the Company’s growth and diversification outside of the coal industry.

NAMining provides contract mining services for independently owned quarries, creating value for its customers by performing the mining aspects of its customers’ quarry operations. This allows customers to focus on their areas of expertise; materials handling and processing, product sales and distribution.

NAMining operates primarily at limestone quarries in Florida, but is focused on expanding outside of Florida and into mining materials other than limestone. NAMining operates under both management fee contracts and contracts that provide for a fixed per ton sales price. Income before income taxes for NAMining locations are consolidated within NACCO’s consolidated financial statements or are unconsolidated and included on the line Earnings of unconsolidated operations, depending on how each contract is structured.

Minerals Management Segment
The Minerals Management segment promotes the development of the Company’s oil, gas and coal reserves, generating income primarily from royalty-based lease payments from third parties. The Company’s gas, oil and coal reserves are located in Ohio (Utica and Marcellus shale natural gas), Louisiana (Haynesville shale and Cotton Valley formation natural gas), Mississippi, Pennsylvania, Alabama and North Dakota (coal). The majority of the Company’s existing reserves were acquired as part of its historical coal mining operations. The Minerals Management segment derives income primarily by entering into contracts with third-party operators, granting them the rights to explore, produce and sell natural resources in exchange for royalty payments based on the lessees' sales of natural gas and, to a lesser extent, oil and coal. Specialized employees in the Minerals Management segment also provide surface and mineral acquisition and lease maintenance services related to Company operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As of January 1, 2019, the Company has updated its lease accounting policy in connection with the adoption of ASC 842 as further described in Note 2 to the accompanying Unaudited Condensed Consolidated Financial Statements.  Please also refer to the discussion of the Company's Critical Accounting Policies and Estimates as disclosed on pages 26 through 28 in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. The Company's remaining Critical Accounting Policies and Estimates have not materially changed since December 31, 2018.

CONSOLIDATED FINANCIAL SUMMARY
The results of operations for NACCO were as follows for the three months ended March 31:

	THREE MONTHS
	2019	2018
Revenue:
Coal Mining	$16,750	$17,597
NAMining	10,775	10,213
Minerals Management	12,686	3,476
Unallocated Items	543	—
Eliminations	(657)	(86)
Total revenue	$40,097	$31,200
Operating profit (loss):
Coal Mining	$7,605	$8,697
NAMining	32	634
Minerals Management	11,669	2,944
Unallocated Items	(2,699)	(2,554)
Eliminations	(234)	—
Total operating profit	$16,373	$9,721
Interest expense	231	646
Interest income	(553)	(113)
Income from other unconsolidated affiliates	(322)	(315)
Closed mine obligations	366	379
(Gain) loss on equity securities	(698)	98
Other, net	11	46
Other (income) expense, net	(965)	741
Income before income tax provision	17,338	8,980
Income tax provision	2,320	804
Net income	$15,018	$8,176

Effective income tax rate	13.4%	9.0%

The components of the change in revenue and operating profit are discussed below in "Segment Results."

Other (income) expense, net

Interest expense decreased $0.4 million due to lower average borrowings under NACoal's revolving credit facility during the three months ended March 31, 2019 compared with the three months ended March 31, 2018.

Interest income increased $0.4 million during the three months ended March 31, 2019 compared with 2018 due to increased income earned on invested cash.

(Gain) loss on equity securities increased due to gains on invested assets of Bellaire's Mine Water Treatment Trust in the three months ended March 31, 2019 compared with a loss in the three months ended March 31, 2018. See Note 6 to the Unaudited Condensed Consolidated Financial Statements for further discussion of the Mine Water Treatment Trust.

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

LIQUIDITY AND CAPITAL RESOURCES OF NACCO

Cash Flows

The amount of and dollar values associated with intercompany transactions can be significant since the income taxes resulting from the operations of the Unconsolidated Subsidiaries are solely the responsibility of the Company. At a segment level, these intercompany transactions can impact net cash used for operating activities. As a result, the Company analyzes cash flows on a consolidated basis.

The following tables detail NACCO's changes in cash flow for the three months ended March 31:

	2019	2018	Change
Operating activities:
Net cash used for operating activities	$(544)	$(8,029)	$7,485

Investing activities:
Expenditures for property, plant and equipment	(4,252)	(2,452)	(1,800)
Other	5	364	(359)
Net cash used for investing activities	(4,247)	(2,088)	(2,159)
Cash flow before financing activities	$(4,791)	$(10,117)	$5,326

The $7.5 million increase in net cash provided by operating activities was primarily the result of the increase in net income.

The change in net cash used for investing activities was primarily attributable to an increase in expenditures for property, plant and equipment in the Coal Mining segment.

	2019	2018	Change
Financing activities:
Net additions (reductions) to long-term debt and revolving credit agreement	$1,045	$(6,936)	$7,981
Cash dividends paid	(1,153)	(1,144)	(9)
Purchase of treasury shares	(1,300)	—	(1,300)
Net cash used for financing activities	$(1,408)	$(8,080)	$6,672

The change in net cash used for financing activities was primarily from an increase in borrowings during the first three months of 2019 when compared with a repayment of borrowings during the first three months of 2018.

Financing Activities

Financing arrangements are obtained and maintained at the NACoal level. NACCO has not guaranteed any borrowings of NACoal. The borrowing agreements at NACoal allow for the payment to NACCO of dividends and advances under certain circumstances. Dividends (to the extent permitted by NACoal's borrowing agreement) and management fees are the primary sources of cash for NACCO and enable the Company to pay dividends to stockholders.

The Company believes funds available from cash on hand, the NACoal Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the NACoal Facility.

NACoal has an unsecured revolving line of credit of up to $150.0 million (the “NACoal Facility”) that expires in August 2022. Borrowings outstanding under the NACoal Facility were $4.0 million at March 31, 2019. At March 31, 2019, the excess availability under the NACoal Facility was $144.6 million, which reflects a reduction for outstanding letters of credit of $1.4 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon NACoal achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective March 31, 2019, for base rate and LIBOR loans were 0.75% and 1.75%, respectively. The NACoal Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.30% on the unused commitment at March 31, 2019. The weighted average interest rate applicable to the NACoal facility at March 31, 2019 was 4.25% including the floating rate margin.

The NACoal Facility contains restrictive covenants, which require, among other things, NACoal to maintain a maximum debt to EBITDA ratio of 3.00 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The NACoal Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 2.00 to 1.00, or if greater than 2.00 to 1.00, a Fixed Charge Coverage Ratio of 1.10 to 1.00, in conjunction with maintaining unused availability thresholds of borrowing capacity, as defined in the NACoal Facility, of $15.0 million. At March 31, 2019, NACoal was in compliance with all financial covenants in the NACoal Facility.

Capital Expenditures

Expenditures for property, plant and equipment were $4.3 million during the first three months of 2019. NACoal estimates that its capital expenditures for the remainder of 2019 could be up to $18.5 million primarily for land required for future mining or mitigation banking, new and replacement equipment and dragline relocation. These expenditures are expected to be funded from internally generated funds and/or bank borrowings.

Capital Structure

NACCO's consolidated capital structure is presented below:

	MARCH 31 2019	DECEMBER 31 2018	Change
Cash and cash equivalents	$79,058	$85,257	$(6,199)
Other net tangible assets	178,081	156,703	21,378
Intangible assets, net	39,869	40,516	(647)
Net assets	297,008	282,476	14,532
Total debt	(12,021)	(11,021)	(1,000)
Bellaire closed mine obligations	(20,720)	(20,751)	31
Total equity	$264,267	$250,704	$13,563
Debt to total capitalization	4%	4%	—%

The increase in net assets was primarily due to the change in other net tangible assets as a result of a decrease in accrued payroll, an increase in prepaid insurance and an increase in investments in unconsolidated subsidiaries due to changes in deferred taxes and intercompany accounts receivable/payable during the first three months of 2019.

Contractual Obligations, Contingent Liabilities and Commitments

The Company has updated its lease accounting policy in connection with the adoption of ASC 842 as further described in Note 2 to the accompanying Unaudited Condensed Consolidated Financial Statements.  Since December 31, 2018, there have been no significant changes in the total amount of NACCO's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 32 in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. See Note 7 to the Unaudited Condensed Consolidated Financial Statements for a discussion of certain guarantees related to Coyote Creek.

SEGMENT RESULTS

COAL MINING SEGMENT

FINANCIAL REVIEW

Tons of coal delivered by the Coal Mining segment were as follows for the three months ended March 31 (in millions):

	THREE MONTHS
	2019	2018
Unconsolidated operations	8.6	8.5
Consolidated operations	0.6	0.7
Total tons delivered	9.2	9.2

The results of operations for the Coal Mining segment were as follows for the three months ended March 31:

	THREE MONTHS
	2019	2018
Revenues	$16,750	$17,597
Total cost of sales	15,924	16,078
Gross profit	826	1,519
Earnings of unconsolidated operations(a)	15,781	15,277
Selling, general and administrative expenses	8,373	7,428
Amortization of intangible assets	647	684
Gain on sale of assets	(18)	(13)
Operating profit	$7,605	$8,697

(a) See Note 7 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.

Revenue

Revenues decreased $0.8 million in the first quarter of 2019 compared with the first quarter of 2018 primarily due to fewer tons delivered at MLMC as a result of decreased customer requirements.

Operating Profit

The following table identifies the components of change in operating profit for the first quarter of 2019 compared with the first quarter of 2018:

Operating Profit
2018	$8,697
Increase (decrease) from:
Centennial asset retirement obligation revision in prior year	(960)
Selling, general and administrative expenses	(945)
Earnings of unconsolidated operations	504
Gross profit, excluding asset retirement obligation revision in prior year	267
Amortization of intangibles	37
Net gain on sale of assets	5
2019	$7,605

Operating profit decreased $1.1 million in the first quarter of 2019 compared with the first quarter of 2018 primarily due to the absence of a favorable adjustment in Centennial's asset retirement obligation and an increase in selling, general and administrative expenses mainly due to higher employee-related expenses. These items were partially offset by an increase in earnings of unconsolidated operations primarily due to an increase in coal tons delivered at Bisti and higher compensation received by Liberty during final mine reclamation. Bisti’s coal deliveries were reduced during the prior year first quarter while the power plant's owners were installing additional environmental controls.

NORTH AMERICAN MINING ("NAMining") SEGMENT

FINANCIAL REVIEW
Tons of limestone delivered by the NAMining segment were as follows for the three months ended March 31 (in millions):

	THREE MONTHS
	2019	2018
Unconsolidated operations	1.9	1.9
Consolidated operations	9.8	10.1
Total tons delivered	11.7	12.0

The results of operations for the NAMining segment were as follows for the three months ended March 31:

	THREE MONTHS
	2019	2018
Revenues	$10,775	$10,213
Total cost of sales	10,000	9,366
Gross profit	775	847
Earnings of unconsolidated operations(a)	489	278
Selling, general and administrative expenses	1,232	530
Gain on sale of assets	—	(39)
Operating profit	$32	$634

(a) See Note 7 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.

Revenue

Despite the decrease in deliveries at the consolidated operations, revenues increased in the first quarter of 2019 compared with the first quarter of 2018 due to higher reimbursed costs. Reimbursed costs have an offsetting amount in cost of goods sold and have no impact on operating profit.

Operating Profit

The following table identifies the components of change in operating profit for the first quarter of 2019 compared with the first quarter of 2018:

Operating Profit
2018	$634
Increase (decrease) from:
Selling, general and administrative expenses	(702)
Gross profit	(72)
Net gain on sale of assets	(39)
Earnings of unconsolidated operations	211
2019	$32

NAMining's operating profit decreased $0.6 million in the first quarter of 2019 compared with the first quarter of 2018 primarily as a result of an increase in selling, general and administrative expenses, which includes additional business development costs.

MINERALS MANAGEMENT SEGMENT
FINANCIAL REVIEW

The results of operations for the Minerals Management segment were as follows for the three months ended March 31:

	THREE MONTHS
	2019	2018
Revenues	$12,686	$3,476
Total cost of sales	826	360
Gross profit	11,860	3,116
Selling, general and administrative expenses	191	173
Gain on sale of assets	—	(1)
Operating profit	$11,669	$2,944

Revenue and Operating Profit

Revenues and operating profit increased in the first quarter of 2019 compared with the first quarter of 2018 primarily due to a higher number of wells operated by third parties to extract natural gas from the Company's mineral reserves in Ohio. The number of producing wells increased as new pipeline, gas compression, and other transportation infrastructure became available in southeast Ohio.

UNALLOCATED ITEMS AND ELIMINATIONS

FINANCIAL REVIEW

Operating Results

Unallocated Items and Eliminations were as follows for the three months ended March 31:

	THREE MONTHS
	2019	2018
Operating loss	$(2,933)	$(2,554)

Operating Profit

The $0.4 million increase in operating loss for the three months ended March 31, 2019 compared with 2018 was primarily due to increased employee-related expenses, partially offset by lower professional fees.

NACCO Industries, Inc. Outlook

Coal Mining Outlook
In 2019, overall deliveries in the Coal Mining segment are expected to decrease moderately. This decrease is due to an anticipated reduction in coal deliveries as a result of changes in customer requirements, primarily related to the timing and duration of periodic power plant outages. Operating profit is also expected to decrease in 2019 as a result of the absence of a favorable $3.0 million contractual settlement at MLMC and $2.8 million in favorable adjustments to Centennial mine reclamation liabilities recognized in 2018. Excluding these favorable 2018 items, 2019 operating profit is currently expected to be comparable to 2018 as improved operating results at MLMC are expected to be offset by reduced income at the unconsolidated Coal Mining operations resulting from fewer tons delivered.

NAMining Outlook
In 2019, NAMining deliveries are expected to decrease modestly compared with 2018. Operating profit in 2019 is also expected to decrease compared to 2018. Improved results at the unconsolidated operations attributable to increased customer requirements and new customer contracts are expected to be offset by higher operating expenses due in part to additional business development activities. Operating expenses for the remaining quarters in 2019 are expected to be comparable to the first quarter 2019 run rate.

Minerals Management Outlook
The Minerals Management segment derives income from royalty-based leases under which the lessee makes payments to the Company based on the lessee's sale of natural gas and, to a lesser extent, oil and coal, extracted primarily by third parties. The Company continued to experience a significant increase in royalty income in the first quarter of 2019 compared with the prior year, primarily due to the number of gas wells operated by third parties to extract natural gas from the Company's Ohio Utica shale mineral reserves. In the remainder of 2019, royalty income is currently expected to increase over the comparable 2018 period but at a lower rate than realized in the first quarter of 2019. Importantly, however, royalty income can fluctuate favorably or unfavorably in response to a number of factors outside of the Company's control, including the number of wells being operated by third parties, fluctuations in commodity prices (primarily natural gas), fluctuations in production rates, regulatory risks, the Company's lessees' willingness and ability to incur well-development and other operating costs, and changes in the availability and continuing development of infrastructure.  Oil and natural gas production is impacted by the natural production decline that occurs during the life of a well.

Consolidated Outlook
Overall, NACCO expects 2019 consolidated net income to increase significantly compared with 2018 as a result of higher earnings in the Minerals Management segment, as well as an anticipated decrease in interest expense from reduced borrowings and higher interest income on cash investments. The Company expects an effective income tax rate in the range of 13% to 15% based on current estimates in the mix of earnings between entities that benefit from percentage depletion and those that do not, as well as the potential effect of discrete items.

Capital expenditures are expected to be approximately $23 million in 2019 compared with $20.9 million in 2018 and $15.7 million in 2017. MLMC’s mine plan includes moving into a new mine area which will require increased capital expenditures in 2019 and 2020. The increase in capital expenditures will result in an increase in depreciation in future years that will affect operating profit at that mine. Even with the increased capital expenditures in 2019, consolidated cash flow before financing activities is expected to increase significantly compared with 2018.

One of the Company’s core strategies is to ensure the resiliency of its existing coal mining operations. The Company works to drive down coal production costs and maximize efficiency and operating capacity at mine locations to help customers with management fee contracts be more competitive. This benefits both customers and the Company's Coal Mining segment, as fuel cost is the major driver for power plant dispatch. Increased power plant dispatch drives increased demand for coal by the Coal Mining segment's customers.

The Company continues to evaluate opportunities to expand its core coal mining business, however opportunities are likely to be limited. Low natural gas prices and growth in renewable energy sources, such as wind and solar, could continue to unfavorably affect the amount of electricity attributable to coal-fired power plants. The political and regulatory environment is not generally receptive to development of new coal-fired power generation projects which would create opportunities to build and operate new coal mines. However, the Company does continue to seek out and pursue opportunities where it can apply its management fee business model to replace legacy operators of existing surface coal mining operations in the United States. Outright acquisitions of existing coal mines or mining companies with exposure to fluctuating coal commodity markets, or structures that would create significant leverage, are outside the Company’s area of focus.

The Company believes growth and diversification can come from pursuing opportunities to leverage skills honed in the Company’s core mining operations and utilizing the Company’s unique, service-based, management-fee business model, when possible. The Company continues to pursue non-coal mining opportunities principally through its NAMining segment. NAMining has served as a strong growth platform by focusing on the operation and maintenance of draglines for limestone producers. NAMining will continue to pursue growth in dragline operation and maintenance, while expanding the scope of work provided to customers and focusing on mining a broader range of aggregates and other minerals. The Company also continues to focus on developing its Minerals Management segment, principally related to its Ohio mineral reserves, and potentially expanding its asset base. In addition, the Company's newest business, MRNA, creates and sells stream and wetland mitigation credits and provides services to those engaged in permittee-responsible mitigation.

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) changes in tax laws or regulatory requirements, including changes in mining or power plant emission regulations and health, safety or environmental legislation, (2) changes in costs related to geological and geotechnical conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (3) regulatory actions, changes in mining permit requirements or delays in obtaining mining permits that could affect deliveries to customers, (4) weather conditions, extended power plant outages, liquidity events or other events that would change the level of customers' coal or aggregates requirements, (5) weather or equipment problems that could affect deliveries to customers, (6) changes in the power industry that would affect demand for the Company's mineral reserves, (7) failure or delays by the Company's lessees in achieving expected production of natural gas and other hydrocarbons; the availability and cost of transportation and processing services in the areas where the Company's oil and gas reserves are located; federal and state legislative and regulatory initiatives relating to hydraulic fracturing; and the ability of lessees to obtain capital or financing needed for well development operations, (8) changes in the costs to reclaim mining areas, (9) costs to pursue and develop new mining and value-added service opportunities, (10) changes to or termination of a long-term mining contract, or a customer default under a contract, (11) delays or reductions in coal or aggregates deliveries, (12) changes in the prices of hydrocarbons, particularly diesel fuel, natural gas and oil, and (13) increased competition, including consolidation within the coal and aggregates industries.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Changes in internal control over financial reporting: During the first quarter of 2019, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
None.

Item 1A    Risk Factors
No material changes to the risk factors from the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities (1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
Month #1 (January 1 to 31, 2019)	18,929	$35.40	18,929	$23,036,171
Month #2 (February 1 to 28, 2019)	10,636	$35.59	10,636	$22,657,636
Month #3 (March 1 to 31, 2019)	6,729	$37.36	6,729	$22,406,241
Total	36,294	$35.82	36,294	$22,406,241

(1)
In February 2018, the Company established a stock repurchase program allowing for the purchase of up to $25.0 million of the Company's Class A Common Stock outstanding through December 31, 2019. See Note 5 to the Unaudited Condensed Consolidated Financial Statements for further discussion of the Company's stock repurchase program.

Item 3    Defaults Upon Senior Securities
None.

Item 4    Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 filed with this Quarterly Report on Form 10-Q for the period ended March 31, 2019.

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

NACCO Industries, Inc. (Registrant)
Date:	May 1, 2019	/s/ Elizabeth I. Loveman
Elizabeth I. Loveman
Vice President and Controller (principal financial and accounting officer)