Form 10-Q
period 2019-06-30
NACCO INDUSTRIES INC
filed 2019-07-31
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $1 par value per share	NC	New York Stock Exchange
Class B Common Stock is not publicly listed for trade on any exchange or market system; however, Class B Common Stock is convertible into Class A Common Stock on a share-for-share basis.
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
YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act

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
YES ☐ NO ☑
Number of shares of Class A Common Stock outstanding at July 26, 2019: 5,421,134
Number of shares of Class B Common Stock outstanding at July 26, 2019: 1,568,780

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30 2019	DECEMBER 31 2018
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$98,423	$85,257
Trade accounts receivable, net	19,043	20,817
Accounts receivable from affiliates	7,232	7,999
Inventories	30,876	31,209
Assets held for sale	5,116	4,330
Prepaid expenses and other	14,891	14,562
Total current assets	175,581	164,174
Property, plant and equipment, net	122,327	124,554
Intangibles, net	38,987	40,516
Investments in unconsolidated subsidiaries	22,373	20,091
Deferred costs	3,185	3,244
Operating lease right-of-use assets	12,095	—
Other non-current assets	24,632	24,412
Total assets	$399,180	$376,991
LIABILITIES AND EQUITY
Accounts payable	$7,703	$7,746
Accounts payable to affiliates	344	1,653
Revolving credit agreements	4,000	4,000
Current maturities of long-term debt	499	654
Asset retirement obligations	1,826	1,826
Accrued payroll	17,393	19,853
Deferred compensation	13,465	—
Other current liabilities	7,937	6,516
Total current liabilities	53,167	42,248
Long-term debt	7,503	6,367
Operating lease liabilities	12,990	—
Asset retirement obligations	30,562	35,877
Pension and other postretirement obligations	9,711	10,429
Deferred income taxes	6,241	2,846
Deferred compensation	—	12,939
Other long-term liabilities	6,856	15,581
Total liabilities	127,030	126,287
Stockholders' equity
Common stock:
Class A, par value $1 per share, 5,421,134 shares outstanding (December 31, 2018 - 5,352,590 shares outstanding)	5,421	5,352
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,568,780 shares outstanding (December 31, 2018 - 1,568,810 shares outstanding)	1,569	1,569
Capital in excess of par value	7,734	7,042
Retained earnings	270,865	250,352
Accumulated other comprehensive loss	(13,439)	(13,611)
Total stockholders' equity	272,150	250,704
Total liabilities and equity	$399,180	$376,991

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2019	2018	2019	2018
	(In thousands, except per share data)
Revenues	$41,352	$33,681	$81,449	$64,881
Cost of sales	32,684	28,835	59,396	54,611
Gross profit	8,668	4,846	22,053	10,270
Earnings of unconsolidated operations	14,143	15,423	30,413	30,978
Operating expenses
Selling, general and administrative expenses	12,788	11,863	25,441	22,490
Amortization of intangible assets	881	814	1,528	1,498
Gain on sale of assets	(19)	(210)	(37)	(263)
	13,650	12,467	26,932	23,725
Operating profit	9,161	7,802	25,534	17,523
Other (income) expense
Interest expense	222	569	453	1,215
Interest income	(581)	(119)	(1,134)	(232)
Income from other unconsolidated affiliates	(323)	(318)	(645)	(633)
Closed mine obligations	330	343	696	722
Gain on equity securities	(261)	(183)	(959)	(85)
Other, net	11	(71)	22	(25)
	(602)	221	(1,567)	962
Income before income tax provision	9,763	7,581	27,101	16,561
Income tax provision	1,788	1,188	4,108	1,992
Net income	$7,975	$6,393	$22,993	$14,569

Earnings per share:
Basic earnings per share	$1.14	$0.92	$3.30	$2.11
Diluted earnings per share	$1.14	$0.92	$3.29	$2.10

Basic weighted average shares outstanding	6,986	6,940	6,965	6,914
Diluted weighted average shares outstanding	6,986	6,940	6,993	6,939

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2019	2018	2019	2018
	(In thousands)
Net income	$7,975	$6,393	$22,993	$14,569
Reclassification of pension and postretirement adjustments into earnings, net of $21 and $45 tax benefit in the three and six months ended June 30, 2019, respectively, net of $26 and $61 tax benefit in the three and six months ended June 30, 2018, respectively.	71	105	172	245
Total other comprehensive income	71	105	172	245
Comprehensive income	$8,046	$6,498	$23,165	$14,814

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30
	2019	2018
	(In thousands)
Operating activities
Net cash provided by operating activities	$22,088	$18,696

Investing activities
Expenditures for property, plant and equipment	(5,967)	(9,182)
Proceeds from the sale of property, plant and equipment	37	274
Other	(22)	628
Net cash used for investing activities	(5,952)	(8,280)

Financing activities
Additions to long-term debt	1,218	691
Reductions of long-term debt	(323)	(30,411)
Cash dividends paid	(2,480)	(2,289)
Purchase of treasury shares	(1,385)	(55)
Net cash used for financing activities	(2,970)	(32,064)

Cash and cash equivalents
Total increase (decrease) for the period	13,166	(21,648)
Balance at the beginning of the period	85,257	101,600
Balance at the end of the period	$98,423	$79,952
See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Deferred Gain (Loss) on Equity Securities	Pension and Postretirement Plan Adjustment	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2018	$5,282	$1,570	$4,447	$216,490	$2,727	$(11,068)	$219,448
ASC 606 adoption (See Note 2)	—	—	—	(2,075)	—	—	(2,075)
ASU 2016-01 adoption	—	—	—	2,727	(2,727)	—	—
ASU 2018-02 adoption	—	—	—	2,339	—	(2,179)	160
Stock-based compensation	87	—	90	—	—	—	177
Net income	—	—	—	8,176	—	—	8,176
Cash dividends on Class A and Class B common stock: $0.1650 per share	—	—	—	(1,144)	—	—	(1,144)
Reclassification adjustment to net income, net of tax	—	—	—	—	—	140	140
Balance, March 31, 2018	$5,369	$1,570	$4,537	$226,513	$—	$(13,107)	$224,882
Stock-based compensation	7	—	785	—	—	—	792
Purchase of treasury shares	(2)	—	(53)	—	—	—	(55)
Conversion of Class B to Class A shares	1	(1)	—	—	—	—	—
Net income	—	—	—	6,393	—	—	6,393
Cash dividends on Class A and Class B common stock: $0.1650 per share	—	—	—	(1,145)	—	—	(1,145)
Reclassification adjustment to net income, net of tax	—	—	—	—	—	105	105
Balance, June 30, 2018	$5,375	$1,569	$5,269	$231,761	$—	$(13,002)	$230,972

Balance, January 1, 2019	$5,352	$1,569	$7,042	$250,352	$—	$(13,611)	$250,704
Stock-based compensation	102	—	795	—	—	—	897
Purchase of treasury shares	(36)	—	(1,264)	—	—	—	(1,300)
Net income	—	—	—	15,018	—	—	15,018
Cash dividends on Class A and Class B common stock: $0.1650 per share	—	—	—	(1,153)	—	—	(1,153)
Reclassification adjustment to net income, net of tax	—	—	—	—	—	101	101
Balance, March 31, 2019	$5,418	$1,569	$6,573	$264,217	$—	$(13,510)	$264,267
Stock-based compensation	5	—	1,244	—	—	—	1,249
Purchase of treasury shares	(2)	—	(83)	—	—	—	(85)
Net income	—	—	—	7,975	—	—	7,975
Cash dividends on Class A and Class B common stock: $0.1900 per share	—	—	—	(1,327)	—	—	(1,327)
Reclassification adjustment to net income, net of tax	—	—	—	—	—	71	71
Balance, June 30, 2019	$5,421	$1,569	$7,734	$270,865	$—	$(13,439)	$272,150
See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
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

At all operating coal mines other than MLMC, the Company operates as a contract miner pursuant to a “management fee” contract. Under these long-term contracts, the customer is responsible for funding all mine operating costs and directly or indirectly provides all of the capital required to build and operate the mine. Debt financing provided by or supported by the customers is without recourse to NACCO and NACoal. As a result, these contracts meet the definition of a variable interest entity (“VIE”). NACCO is not the primary beneficiary of the VIE as it does not exercise financial control; therefore, NACCO does not consolidate the results of these operations within its financial statements. Instead, these contracts are accounted for as equity method investments. The income before income taxes is reported as Earnings of unconsolidated operations on the Consolidated Statements of Operations and the Company’s investment is reported on the line Investments in Unconsolidated Subsidiaries in the Consolidated Balance Sheets. The mines that meet the definition of a VIE are referred to collectively as the “Unconsolidated Subsidiaries.” For tax purposes, the Unconsolidated Subsidiaries are included within the NACCO consolidated U.S. tax return; therefore, the income tax expense line on the statements of operations includes taxes related to these entities. All of the Unconsolidated Subsidiaries are accounted for under the equity method. See Note 7 for further discussion. MLMC and Centennial are consolidated operations.

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

Basis of Presentation: These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at June 30, 2019, the results of its operations, comprehensive income, cash flows and changes in equity for the six months ended June 30, 2019 and 2018 have been included. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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

Leased assets and liabilities include the following:

Description	Location	JUNE 30 2019
Assets
Operating	Operating lease right-of-use assets	$12,095
Finance	Property, plant and equipment, net (a)	343

Liabilities
Current
Operating	Other current liabilities	$1,440
Finance	Current maturities of long-term debt	268
Noncurrent
Operating	Operating lease liabilities	12,990
Finance	Long-term debt	101
(a) Finance leased assets are recorded net of accumulated amortization of $2.9 million as of June 30, 2019.

The components of lease expense were as follows:

		THREE MONTHS ENDED	SIX MONTHS ENDED
		JUNE 30	JUNE 30
Description	Location	2019
Lease expense
Operating lease cost	Selling, general and administrative expenses	$589	$1,214
Finance lease cost:
Amortization of leased assets	Cost of sales	100	196
Interest on lease liabilities	Interest expense	3	6

Short-term lease expense	Selling, general and administrative expenses	89	163
Net lease expense		$781	$1,579

Future minimum finance and operating lease payments were as follows at June 30, 2019:

	Finance Leases	Operating Leases	Total
Remainder of 2019	$237	$1,196	$1,433
2020	58	2,229	2,287
2021	37	2,125	2,162
2022	37	2,150	2,187
2023	16	1,659	1,675
Subsequent to 2023	—	10,951	10,951
Total minimum lease payments	385	20,310	$20,695
Amounts representing interest	16	5,880
Present value of net minimum lease payments	$369	$14,430

As most of the Company's leases do not provide an implicit rate, the Company determines the incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The assumptions used in accounting for ASC 842 were as follows for the three and six months ended June 30, 2019:

	THREE MONTHS ENDED	SIX MONTHS ENDED
	June 30	June 30
Lease term and discount rate	2019
Weighted average remaining lease term (years)
Operating	9.89	9.89
Finance	1.76	1.76

Weighted average discount rate
Operating	6.97%	6.97%
Finance	5.15%	5.15%

The following table details cash paid for amounts included in the measurement of lease liabilities for the three and six months ended June 30:

	THREE MONTHS ENDED	SIX MONTHS ENDED
	June 30	June 30
Cash paid for amounts included in the measurement of lease liabilities	2019
Operating cash flows from operating leases	$587	$1,160
Operating cash flows from finance leases	3	6
Financing cash flows from finance leases	110	232

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

The following table disaggregates revenue by major sources:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
Major Goods/Service Lines	2019	2018	2019	2018
Coal Mining	$22,570	$20,860	$39,320	$38,457
NAMining	10,728	9,067	21,503	19,280
Minerals Management	8,242	3,866	20,928	7,342
Unallocated Items	131	—	674	—
Eliminations	(319)	(112)	(976)	(198)
Total revenues	$41,352	$33,681	$81,449	$64,881

Timing of Revenue Recognition
Goods transferred at a point in time	$21,879	$20,174	$37,964	$37,195
Services transferred over time	19,473	13,507	43,485	27,686
Total revenues	$41,352	$33,681	$81,449	$64,881

Contract Balances
The opening and closing balances of the Company’s current and long-term contract liabilities and receivables are as follows:

	Contract balances
	Trade accounts receivable, net	Contract liability (current)	Contract liability (long-term)
Balance, January 1, 2019	$20,817	$754	$2,008
Balance, June 30, 2019	19,043	706	1,660
Increase (decrease)	$(1,774)	$(48)	$(348)

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

The amount of revenue recognized in the three months ended June 30, 2019 and June 30, 2018 that was included in the opening contract liability was $0.2 million and $0.3 million, respectively. The amount of revenue recognized in the six months ended June 30, 2019 and June 30, 2018 was $0.4 million and $0.6 million, respectively. This revenue consists of up-front lease bonus payments received under royalty contracts that are recognized over the primary term of the royalty contracts, which are generally five years. The Company expects to recognize an additional $0.4 million in the remainder of 2019, $0.7 million in both 2020 and 2021, $0.5 million in 2022, and $0.1 million in 2023 related to the contract liability remaining at June 30, 2019. The difference between the opening and closing balances of the Company’s accounts receivable and contract liabilities results from the timing difference between the Company’s performance and the customer’s payment. Contracts with payments in arrears are recognized as receivables.

The Company has no contract assets recognized from the costs to obtain or fulfill a contract with a customer.

NOTE 4—Inventories

Inventories are summarized as follows:

	JUNE 30 2019	DECEMBER 31 2018
Coal	$7,752	$11,030
Mining supplies	23,124	20,179
Total inventories	$30,876	$31,209

NOTE 5—Stockholders' Equity

Stock Repurchase Program: On February 14, 2018, the Company's Board of Directors approved a stock repurchase program ("2018 Stock Repurchase Program") providing for the repurchase of up to $25 million of the Company's outstanding Class A Common Stock through December 31, 2019. During the three and six months ended June 30, 2019, the Company repurchased 2,230 and 38,524 shares, respectively, of Class A Common Stock under the 2018 Stock Repurchase Program for an aggregate purchase price of $0.1 million and $1.4 million, respectively. During the three and six months ended June 30, 2018, the Company repurchased 1,668 shares of Class A Common Stock under the 2018 Stock Repurchase Program for an aggregate purchase price of $0.1 million. The timing and amount of any repurchases under the 2018 Stock Repurchase Program are determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives, market conditions for the Company's Class A Common Stock and other legal and contractual restrictions. The 2018 Stock Repurchase Program does not require the Company to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Company without prior notice and may be executed through open market purchases, privately negotiated transactions or otherwise. All or part of the repurchases under the 2018 Stock Repurchase Program may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be restricted from doing so under applicable securities laws.

NOTE 6—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Date	(Level 1)	(Level 2)	(Level 3)
	June 30, 2019
Assets:
Equity securities	$9,445	$9,445	$—	$—
	$9,445	$9,445	$—	$—

	December 31, 2018
Assets:
Equity securities	$8,716	$8,716	$—	$—
	$8,716	$8,716	$—	$—

Bellaire Corporation (“Bellaire”) is a non-operating subsidiary of the Company with legacy liabilities relating to closed mining operations, primarily former Eastern U.S. underground coal mining operations. Prior to 2018, Bellaire established a $5.0 million mine water treatment trust (the "Mine Water Treatment Trust") to provide a financial assurance mechanism to assure the long-term treatment of post-mining discharges. Bellaire's Mine Water Treatment Trust invests in equity securities that are reported at fair value based upon quoted market prices in active markets for identical assets; therefore, they are classified as Level 1 within the fair value hierarchy. The Mine Water Treatment Trust realized a gain of $0.3 million and $1.0 million in the three and six months ended June 30, 2019, respectively, and a gain of $0.2 million and $0.1 million in the three and six months ended June 30, 2018, respectively. These gains/losses are reported on the line gain on equity securities in the Other (income) expense section of the Unaudited Condensed Consolidated Statements of Operations.

There were no transfers into or out of Levels 1, 2 or 3 during the six months ended June 30, 2019 and 2018.

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

The investment in the unconsolidated subsidiaries and related tax positions totaled $22.4 million and $20.1 million at June 30, 2019 and December 31, 2018, respectively. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $5.4 million and $4.4 million at June 30, 2019 and December 31, 2018, respectively.

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

Summarized financial information for the Unconsolidated Subsidiaries is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2019	2018	2019	2018
Revenues	$177,883	$182,018	$365,122	$365,064
Gross profit	$14,631	$20,405	$33,767	$41,468
Income before income taxes	$14,516	$15,456	$31,253	$31,578

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
All financial statement line items below operating profit (other income including interest expense and interest income, the provision for income taxes and net income) are presented and discussed within this Form 10-Q on a consolidated basis. Included within other income on the line Income from other unconsolidated affiliates within the Unaudited Condensed Consolidated Statements of Operations is the financial results of NoDak Energy Services, LLC ("NoDak"). NoDak operates and maintains a coal drying system at a customer’s power plant. The NoDak contract expires in the first quarter of 2020.
See Note 1 for additional discussion of the Company's reportable segments. The following tables present revenue, operating profit, depreciation expense and capital expenditures:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2019	2018	2019	2018
Revenues
Coal Mining	$22,570	$20,860	$39,320	$38,457
NAMining	10,728	9,067	21,503	19,280
Minerals Management	8,242	3,866	20,928	7,342
Unallocated Items	131	—	674	—
Eliminations	(319)	(112)	(976)	(198)
Total	$41,352	$33,681	$81,449	$64,881

Operating profit (loss)
Coal Mining	$4,693	$7,898	$12,298	$16,595
NAMining	(483)	157	(451)	791
Minerals Management	6,789	3,212	18,458	6,156
Unallocated Items	(2,130)	(3,465)	(4,829)	(6,019)
Eliminations	292	—	58	—
Total	$9,161	$7,802	$25,534	$17,523

Expenditures for property, plant and equipment
Coal Mining	$1,623	$3,850	$5,493	$4,426
NAMining	—	2,557	—	3,231
Minerals Management	50	150	291	1,182
Unallocated Items	42	173	183	343
Total	$1,715	$6,730	$5,967	$9,182

Depreciation, depletion and amortization
Coal Mining	$3,276	$3,092	$6,150	$5,933
NAMining	566	427	1,111	822
Minerals Management	367	178	733	312
Unallocated Items	29	27	57	53
Total	$4,238	$3,724	$8,051	$7,120

NOTE 10—Asset Retirement Obligations

The Company's asset retirement obligations are principally for costs to close its surface mines and reclaim the land it has disturbed as a result of its normal mining activities as well as for costs to dismantle certain mining equipment at the end of the life of the mine. A reconciliation of the Company's beginning and ending aggregate carrying amount of the asset retirement obligations are as follows:

Asset Retirement Obligations
Balance at December 31, 2018	$37,703
Liabilities settled during the period	(3,587)
Accretion expense	1,258
Revision of estimated cash flows	(2,986)
Balance at June 30, 2019	$32,388

During the second quarter of 2019, the Company transferred the mine permits for certain Centennial mines to an unrelated third party.  As a result of these transfers, the Company was relieved of the associated mine reclamation obligations and recorded a $5.4 million reduction to Centennial's asset retirement obligation, $2.4 million of which is reflected as "Liabilities settled during the current period" and $3.0 million of which is reflected as "Revisions in estimated cash flows" in the table above.  As part of these transactions, the Company transferred a $3.4 million escrow account and paid $2.4 million of cash, resulting in a net loss on the transactions of $0.4 million recognized within cost of sales in the Unaudited Condensed Consolidated Statement of Operations.

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

All financial statement line items below operating profit (other income, including interest expense and interest income, the provision for income taxes and net income) are presented and discussed within this Form 10-Q on a consolidated basis. Included within other income on the line Income from other unconsolidated affiliates is the financial results of NoDak Energy Services, LLC ("NoDak"). NoDak operates and maintains a coal drying system at a customer’s power plant. The NoDak contract expires in the first quarter of 2020.

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

Centennial Natural Resources (“Centennial”), located in Alabama, ceased coal production at the end of 2015. Since 2015, the Company has sold or transferred certain Centennial equipment and mineral reserves. The Company continues to evaluate strategies for the remaining mineral reserves and a dragline, although the book value of the remaining mineral reserves and the dragline was reduced to zero in years prior to 2018. Cash expenditures related to mine reclamation at Centennial will continue until mine reclamation is complete, or ownership of, or responsibility for, the remaining mines is transferred.

Coteau, Coyote, Falkirk, MLMC and Sabine supply lignite coal for power generation. Bisti and Camino Real supply sub-bituminous and bituminous coal, respectively, for power generation. Caddo Creek and Demery supply lignite coal for the production of activated carbon. Each of these mines deliver their coal production to adjacent or nearby power plants, synfuels plants or activated carbon processing facilities under long-term supply contracts. With the exception of Camino Real, each mine is the exclusive supplier of coal to its customers' facilities. Camino’s customer takes all coal produced by the mine but also purchases additional coal from other suppliers.

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

At all operating coal mines other than MLMC, the Company operates as a contract miner pursuant to a management fee contract. Under these long-term contracts, the customer is responsible for funding all mine operating costs and directly or indirectly provides all of the capital required to build and operate the mine. Debt financing provided by or supported by the customers is without recourse to NACCO and NACoal. As a result, these contracts meet the definition of a variable interest entity (“VIE”). NACCO is not the primary beneficiary of the VIE as it does not exercise financial control; therefore, NACCO does not consolidate the results of these operations within its financial statements. Instead, these contracts are accounted for as equity method investments. The income before income taxes is reported as Earnings of unconsolidated operations on the Consolidated Statements of Operations and the Company’s investment is reported on the line Investments in Unconsolidated Subsidiaries in the Consolidated Balance Sheets. The mines that meet the definition of a VIE are referred to collectively as the “Unconsolidated Subsidiaries.” For tax purposes, the Unconsolidated Subsidiaries are included within the NACCO consolidated U.S. tax return; therefore, the income tax expense line on the statements of operations includes taxes related to these entities. All of the Unconsolidated Subsidiaries are accounted for under the equity method. MLMC and Centennial are consolidated operations.

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

Centennial is also a consolidated entity within the Coal Mining segment as NACoal is responsible for carrying costs and final mine reclamation.

North American Mining Segment
The NAMining segment provides value-added contract mining services for producers of aggregates and other minerals, primarily by operating and maintaining draglines and other equipment. The segment is the primary platform for the Company’s growth and diversification outside of the coal industry.

NAMining provides contract mining services for independently owned quarries, creating value for its customers by performing the mining aspects of its customers’ quarry operations. This allows customers to focus on their areas of expertise: materials handling and processing, product sales and distribution.

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

CONSOLIDATED FINANCIAL SUMMARY
The results of operations for NACCO were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2019	2018	2019	2018
Revenues:
Coal Mining	$22,570	$20,860	$39,320	$38,457
NAMining	10,728	9,067	21,503	19,280
Minerals Management	8,242	3,866	20,928	7,342
Unallocated Items	131	—	674	—
Eliminations	(319)	(112)	(976)	(198)
Total revenue	$41,352	$33,681	$81,449	$64,881
Operating profit (loss):
Coal Mining	$4,693	$7,898	$12,298	$16,595
NAMining	(483)	157	(451)	791
Minerals Management	6,789	3,212	18,458	6,156
Unallocated Items	(2,130)	(3,465)	(4,829)	(6,019)
Eliminations	292	—	58	—
Total operating profit	$9,161	$7,802	$25,534	$17,523
Interest expense	222	569	453	1,215
Interest income	(581)	(119)	(1,134)	(232)
Income from other unconsolidated affiliates	(323)	(318)	(645)	(633)
Closed mine obligations	330	343	696	722
Gain on equity securities	(261)	(183)	(959)	(85)
Other, net	11	(71)	22	(25)
Other (income) expense, net	(602)	221	(1,567)	962
Income before income tax provision	9,763	7,581	27,101	16,561
Income tax provision	1,788	1,188	4,108	1,992
Net income	$7,975	$6,393	$22,993	$14,569

Effective income tax rate	18.3%	15.7%	15.2%	12.0%

The components of the change in revenues and operating profit are discussed below in "Segment Results."

Second Quarter of 2019 Compared with Second Quarter of 2018 and First Six Months of 2019 Compared with First Six Months of 2018

Other (income) expense, net

Interest expense decreased $0.3 million and $0.8 million, respectively, due to lower average borrowings under NACoal's revolving credit facility during the second quarter and the first six months of 2019 compared with the 2018 periods.

Interest income increased $0.5 million and $0.9 million, respectively, during the second quarter and the first six months of 2019 compared with the 2018 periods due to increased income earned on invested cash.

Gain on equity securities increased due to higher gains on invested assets of Bellaire's Mine Water Treatment Trust in the three and six months ended June 30, 2019 compared with 2018. See Note 6 to the Unaudited Condensed Consolidated Financial Statements for further discussion of the Mine Water Treatment Trust.

Income Taxes

The Company evaluates and updates its estimated annual effective income tax rate on a quarterly basis based on current and forecasted operating results and tax laws. Consequently, based upon the mix and timing of actual earnings compared to projections of earnings between entities that benefit from percentage depletion and those that do not, the effective tax rate may vary quarterly. The quarterly income tax provision is generally comprised of tax expense on income or a benefit on a loss at the most recent estimated annual effective income tax rate, adjusted for the effect of discrete items. The increase in the effective income tax rate in 2019 compared with 2018 is primarily due to a change in the mix of earnings, including increased royalty income.

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

The following tables detail NACCO's changes in cash flow for the six months ended June 30:

	2019	2018	Change
Operating activities:
Net cash provided by operating activities	$22,088	$18,696	$3,392

Investing activities:
Expenditures for property, plant and equipment	(5,967)	(9,182)	3,215
Other	15	902	(887)
Net cash used for investing activities	(5,952)	(8,280)	2,328
Cash flow before financing activities	$16,136	$10,416	$5,720

The $3.4 million increase in net cash provided by operating activities was primarily the result of the increase in net income, partially offset by working capital changes. During the first six months of 2019, NACCO used $8.7 million of cash for working capital compared with $3.3 million during the first six months of 2018. The increase in cash used for working capital was primarily due to a change in timing of accounts payable and accounts payable to affiliates.

The change in net cash used for investing activities was primarily attributable to a decrease in expenditures for property, plant and equipment in the NAMining segment, partially offset by an increase in expenditures in the Coal segment.

	2019	2018	Change
Financing activities:
Net additions (reductions) to long-term debt and revolving credit agreement	$895	$(29,720)	$30,615
Cash dividends paid	(2,480)	(2,289)	(191)
Purchase of treasury shares	(1,385)	(55)	(1,330)
Net cash used for financing activities	$(2,970)	$(32,064)	$29,094

The change in net cash used for financing activities was primarily due to a repayment of borrowings during the first six months of 2018.

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

NACoal has an unsecured revolving line of credit of up to $150.0 million (the “NACoal Facility”) that expires in August 2022. Borrowings outstanding under the NACoal Facility were $4.0 million at June 30, 2019. At June 30, 2019, the excess availability under the NACoal Facility was $144.6 million, which reflects a reduction for outstanding letters of credit of $1.4 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon NACoal achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective June 30, 2019, for base rate and LIBOR loans were 0.75% and 1.75%, respectively. The NACoal Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.30% on the unused commitment at June 30, 2019.

The NACoal Facility contains restrictive covenants, which require, among other things, NACoal to maintain a maximum debt to EBITDA ratio of 3.00 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The NACoal Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 2.00 to 1.00, or if greater than 2.00 to 1.00, a Fixed Charge Coverage Ratio of 1.10 to 1.00, in conjunction with maintaining unused availability thresholds of borrowing capacity, as defined in the NACoal Facility, of $15.0 million. At June 30, 2019, NACoal was in compliance with all financial covenants in the NACoal Facility.

Capital Expenditures

Expenditures for property, plant and equipment were $6.0 million during the first six months of 2019. NACCO estimates that its capital expenditures for the remainder of 2019 could be up to $22.2 million primarily for NAMining dragline acquisition and relocation as well as spending at MLMC as its mine plan includes moving into a new mine area which will require increased capital expenditures over the next several years. These expenditures are expected to be funded from internally generated funds and/or bank borrowings.

Capital Structure

NACCO's consolidated capital structure is presented below:

	JUNE 30 2019	DECEMBER 31 2018	Change
Cash and cash equivalents	$98,423	$85,257	$13,166
Net tangible assets	167,510	156,703	10,807
Intangible assets, net	38,987	40,516	(1,529)
Net assets	304,920	282,476	22,444
Total debt	(12,002)	(11,021)	(981)
Bellaire closed mine obligations	(20,768)	(20,751)	(17)
Total equity	$272,150	$250,704	$21,446
Debt to total capitalization	4%	4%	—%

The increase in net assets was primarily due to the increase in cash and net tangible assets. The increase in net tangible assets was mainly attributable to a decrease in compensation-related liabilities as a result of payments made during the first six months of 2019 and a decrease in asset retirement obligations during the first six months of 2019. See Note 10 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's asset retirement obligations.

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

SEGMENT RESULTS

COAL MINING SEGMENT

FINANCIAL REVIEW

Tons of coal delivered by the Coal Mining segment were as follows for the three and six months ended June 30 (in millions):

	THREE MONTHS		SIX MONTHS
	2019	2018	2019	2018
Unconsolidated operations	6.9	8.0	15.5	16.5
Consolidated operations	0.9	0.8	1.5	1.5
Total tons delivered	7.8	8.8	17.0	18.0

The results of operations for the Coal Mining segment were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2019	2018	2019	2018
Revenues	$22,570	$20,860	$39,320	$38,457
Total cost of sales	21,254	20,068	37,178	36,146
Gross profit	1,316	792	2,142	2,311
Earnings of unconsolidated operations(a)	13,529	15,333	29,310	30,610
Selling, general and administrative expenses	9,283	7,623	17,656	15,051
Amortization of intangible assets	881	814	1,528	1,498
Gain on sale of assets	(12)	(210)	(30)	(223)
Operating profit	$4,693	$7,898	$12,298	$16,595

(a) See Note 7 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.

Second Quarter of 2019 Compared with Second Quarter of 2018

Revenues

Revenues increased $1.7 million in the second quarter of 2019 compared with the second quarter of 2018 primarily due to an increase in tons delivered at MLMC as a result of increased customer requirements.

Operating Profit

The following table identifies the components of change in operating profit for the second quarter of 2019 compared with the second quarter of 2018:

Operating Profit
2018	$7,898
Increase (decrease) from:
Earnings of unconsolidated operations	(1,804)
Selling, general and administrative expenses	(1,660)
Net gain on sale of assets	(198)
Amortization of intangibles	(67)
Gross profit	524
2019	$4,693

Operating profit decreased $3.2 million in the second quarter of 2019 compared with the second quarter of 2018 primarily due to a decrease in earnings of unconsolidated operations and an increase in selling, general and administrative expenses. The decrease in earnings of unconsolidated operations was primarily due to fewer coal tons delivered as a result of customer plant outages. The increase in selling, general and administrative expenses was primarily attributable to an increase in, and the timing of, employee-related costs.

The decrease in operating profit was partially offset by improved results at the consolidated operations, primarily due to an increase in customer requirements and a reduction in cost per ton sold at MLMC, partially offset by a loss on the transfer of certain Centennial mine permits to an unrelated third party. As a result of these transfers, the Company was relieved of the associated mine reclamation obligations and recorded a $5.4 million reduction to Centennial's asset retirement obligation. As part of these transactions, the Company transferred a $3.4 million escrow account and paid $2.4 million of cash, resulting in a net loss on the transactions of $0.4 million recognized within cost of sales.

First Six Months of 2019 Compared with First Six Months of 2018

Revenues

Revenues increased $0.9 million in the first six months of 2019 compared with the first six months of 2018 primarily due to an increase in tons delivered at MLMC as a result of increased customer requirements.

Operating Profit

The following table identifies the components of change in operating profit for the first six months of 2019 compared with the first six months of 2018:

Operating Profit
2018	$16,595
Increase (decrease) from:
Selling, general and administrative expenses	(2,605)
Earnings of unconsolidated operations	(1,300)
Centennial asset retirement obligation revision in prior year	(960)
Net gain on sale of assets	(193)
Amortization of intangibles	(30)
Gross profit, excluding asset retirement obligation revision in prior year	791
2019	$12,298

Operating profit decreased $4.3 million in the first six months of 2019 compared with the first six months of 2018 primarily as a result of an increase in selling, general and administrative expenses, mainly due to higher employee-related expenses, a decrease in earnings of unconsolidated operations and revisions in Centennial's asset retirement obligation in the prior year.

The decrease in earnings of unconsolidated operations was primarily due to fewer coal tons delivered as a result of customer plant outages, partially offset by an increase in coal tons delivered at Bisti. Coal deliveries at Bisti were reduced during the prior year while the power plant's owners were installing additional environmental controls.

The change in Centennial's asset retirement obligation is primarily due to the absence of a $1.0 million favorable revision that occurred during the prior year.

NORTH AMERICAN MINING ("NAMining") SEGMENT

FINANCIAL REVIEW
Tons of limestone delivered by the NAMining segment were as follows for the three and six months ended June 30 (in millions):

	THREE MONTHS		SIX MONTHS
	2019	2018	2019	2018
Unconsolidated operations	2.5	1.6	4.4	3.5
Consolidated operations	9.3	9.4	19.1	19.5
Total tons delivered	11.8	11.0	23.5	23.0

The results of operations for the NAMining segment were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2019	2018	2019	2018
Revenues	$10,728	$9,067	$21,503	$19,280
Total cost of sales	10,473	8,398	20,473	17,764
Gross profit	255	669	1,030	1,516
Earnings of unconsolidated operations(a)	614	90	1,103	368
Selling, general and administrative expenses	1,359	602	2,591	1,132
Gain on sale of assets	(7)	—	(7)	(39)
Operating (loss) profit	$(483)	$157	$(451)	$791

(a) See Note 7 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.

Second Quarter of 2019 Compared with Second Quarter of 2018

Revenues

Revenues increased in the second quarter of 2019 compared with the second quarter of 2018 due to higher reimbursed costs. Reimbursed costs have an offsetting amount in cost of goods sold and have no impact on operating profit.

Operating (Loss) Profit

The following table identifies the components of change in operating (loss) profit for the second quarter of 2019 compared with the second quarter of 2018:

Operating (Loss) Profit
2018	$157
Increase (decrease) from:
Selling, general and administrative expenses	(757)
Gross profit	(414)
Earnings of unconsolidated operations	524
Net gain on sale of assets	7
2019	$(483)

NAMining's operating profit decreased $0.6 million in the second quarter of 2019 compared with the second quarter of 2018 primarily as a result of an increase in selling, general and administrative expenses, which includes higher employee-related and business development costs, and a decrease in gross profit, primarily due to higher employee-related costs and an increase in supplies and repairs and maintenance expenses. These items were partially offset by an improvement in earnings of unconsolidated operations attributable to a new customer contract.

First Six Months of 2019 Compared with First Six Months of 2018

Revenues

Despite the decrease in deliveries at the consolidated operations, revenues increased in the first six months of 2019 compared with the first six months of 2018 due to higher reimbursed costs. Reimbursed costs have an offsetting amount in cost of goods sold and have no impact on operating profit.

Operating Profit

The following table identifies the components of change in operating profit for the first six months of 2019 compared with the first six months of 2018:

Operating Profit
2018	$791
Increase (decrease) from:
Selling, general and administrative expenses	(1,459)
Gross profit	(486)
Net gain on sale of assets	(32)
Earnings of unconsolidated operations	735
2019	$(451)

NAMining's operating profit decreased $1.2 million in the first six months of 2019 compared with the first six months of 2018 primarily as a result of an increase in selling, general and administrative expenses, which includes additional employee-related and business development costs, and a decrease in gross profit, primarily due to higher employee-related costs and supplies expense. These items were partially offset by an improvement in earnings of unconsolidated operations attributable to a new customer contract.

MINERALS MANAGEMENT SEGMENT
FINANCIAL REVIEW

The results of operations for the Minerals Management segment were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2019	2018	2019	2018
Revenues	$8,242	$3,866	$20,928	$7,342
Total cost of sales	1,262	400	2,088	760
Gross profit	6,980	3,466	18,840	6,582
Selling, general and administrative expenses	191	254	382	427
Gain on sale of assets	—	—	—	(1)
Operating profit	$6,789	$3,212	$18,458	$6,156

Second Quarter of 2019 Compared with Second Quarter of 2018 and First Six Months of 2019 Compared with First Six Months of 2018

Revenues and Operating Profit

Revenues and operating profit increased in the second quarter of 2019 and the first six months of 2019 compared with the 2018 periods, primarily due to a higher number of wells operated by third parties to extract natural gas from the Company's mineral reserves in Ohio. The number of producing wells increased as additional pipeline, gas compression, and other transportation infrastructure came online in southeast Ohio. The increase in operating profit was partially offset by an increase in cost of sales due to higher outside service fees.

UNALLOCATED ITEMS AND ELIMINATIONS

FINANCIAL REVIEW

Operating Results

Unallocated Items and Eliminations were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2019	2018	2019	2018
Operating loss	$(1,838)	$(3,465)	$(4,771)	$(6,019)

Second Quarter of 2019 Compared with Second Quarter of 2018

Operating Loss

The $1.6 million decrease in operating loss for the three months ended June 30, 2019 compared with 2018 was primarily due to lower professional fees. The second quarter of 2018 included professional fees incurred for arbitration with a former customer.

First Six Months of 2019 Compared with First Six Months of 2018

Operating Loss

The $1.2 million decrease in operating loss for the first six months of 2019 compared with 2018 was primarily due to lower professional fees, partially offset by increased employee-related expenses.

NACCO Industries, Inc. Outlook

Coal Mining Outlook
In the second half and for the full year of 2019, the Company expects coal deliveries to decrease compared with the respective prior year periods. The expected reduction in coal deliveries is a result of changes in customer requirements, including the timing and duration of power plant outages, as well as comparisons to historically high delivery levels at certain of the unconsolidated operations in the prior year.

Revenues in the second half of 2019 are expected to decrease primarily as a result of the absence of a favorable $3.0 million contractual settlement recognized at MLMC in the fourth quarter of 2018. Excluding the contractual settlement, revenues in the second half and full year of 2019 are expected to decrease modestly compared with the comparable 2018 periods due to the change in customer requirements.

Excluding the $3.0 million contractual settlement, as well as $1.8 million of favorable adjustments recognized in the fourth quarter of 2018 related to a reduction in Centennial's mine reclamation liabilities, operating profit in the second half of 2019 is expected to increase compared with the second half of 2018 primarily as a result of a reduction in operating expenses and improved results at the consolidated mining operations. These favorable changes are expected to be partially offset by reduced income at the unconsolidated Coal Mining operations as customer requirements are expected to be reduced from the prior year. The reduction in operating expenses is primarily due to a shift in the timing of costs between quarters. Full-year 2019 operating expenses are expected to be comparable to 2018.

Excluding the favorable 2018 items noted above and an additional $1.0 million favorable mine reclamation liability adjustment recognized in the first quarter of 2018, full-year 2019 operating profit is expected to decrease modestly compared with full-year 2018 as reduced income at the unconsolidated Coal Mining operations, due to fewer tons delivered, is expected to be partially offset by improved results at the consolidated mining operations.

NAMining Outlook
NAMining expects operating profit in the second half of 2019 to improve over the first half of the year, and be comparable to the second half of 2018.  Operating profit for the remainder of 2019 is expected to benefit from an increase in earnings associated with new contracts, which are anticipated to be partly offset by continued spending on business development activities and increased employee-related expenses.  As a result of the operating loss in the first half of 2019, NAMining expects full-year 2019 operating profit to be significantly lower than 2018.

NAMining will continue to incur expenses to support business development activities, which will contribute to an increase in operating expenses in 2019 over 2018. Over the longer term, the Company expects operating profit to improve as the business expands and is able to capture economies of scale made available through recent and ongoing investments in people, systems and infrastructure to support continued growth. NAMining entered into two new contracts during the second quarter of 2019. These new contracts, which are expected to commence in the third quarter, will have a modest impact on earnings in the second half of 2019 and will contribute moderately beginning in 2020.

Minerals Management Outlook
The Minerals Management segment derives income from royalty-based leases under which lessees make payments to the Company based on their sale of natural gas and, to a lesser extent, oil and coal, extracted primarily by third parties. The Company continued to experience a significant increase in royalty income in the first half of 2019 compared with the first half of 2018, primarily due to an increase in the number of gas wells operated by third parties to extract natural gas from the Company's Ohio Utica shale mineral reserves. In the second half of 2019, royalty income is currently expected to increase substantially over the second half of 2018 but at a significantly lower rate than realized in the first half of 2019. Importantly, however, royalty income can fluctuate favorably or unfavorably in response to a number of factors outside of the Company's control, including the number of wells being operated by third parties, fluctuations in commodity prices (primarily natural gas), fluctuations in production rates, regulatory risks, the Company's lessees' willingness and ability to incur well-development and other operating costs, and changes in the availability and continuing development of infrastructure.  Oil and natural gas production is further impacted by the natural production decline that occurs during the life of a well.

Consolidated Outlook
Overall, NACCO expects a significant increase in full-year 2019 consolidated net income compared with 2018 due to the increase in net income in the first half of 2019 and an anticipated improvement in the second half of the year, including or excluding the favorable prior year items noted previously.  The full-year effective income tax rate, excluding discrete items, is expected to be approximately 15% based on current estimates in the mix of earnings between entities that benefit from percentage depletion and those that do not.

Consolidated cash flow before financing activities in 2019 is expected to increase compared with 2018. Capital expenditures are expected to be approximately $28 million in 2019 compared with $20.9 million in 2018 and $15.7 million in 2017. The increase in capital expenditures in 2019 is due to spending at NAMining for dragline acquisition and relocation, as well as spending at MLMC as its mine plan includes moving into a new mine area which will require increased capital expenditures over the next several years. The increase in capital expenditures will result in an increase in depreciation in future years that will affect operating profit at the consolidated operations.

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

Changes in internal control over financial reporting: During the second quarter of 2019, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
None.

Item 1A    Risk Factors
No material changes to the risk factors from the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities (1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
Month #1 (April 1 to 30, 2019)	2,230	$37.78	2,230	$22,321,992
Month #2 (May 1 to 31, 2019)	—	$—	—	$22,321,992
Month #3 (June 1 to 30, 2019)	—	$—	—	$22,321,992
Total	2,230	$37.78	2,230	$22,321,992

(1)
In February 2018, the Company established a stock repurchase program allowing for the purchase of up to $25.0 million of the Company's Class A Common Stock outstanding through December 31, 2019. See Note 5 to the Unaudited Condensed Consolidated Financial Statements for further discussion of the Company's stock repurchase program.

Item 3    Defaults Upon Senior Securities
None.

Item 4    Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 filed with this Quarterly Report on Form 10-Q for the period ended June 30, 2019.

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

NACCO Industries, Inc. (Registrant)
Date:	July 31, 2019	/s/ Elizabeth I. Loveman
Elizabeth I. Loveman
Vice President and Controller (principal financial and accounting officer)