Form 10-Q
period 2019-09-30
NACCO INDUSTRIES INC
filed 2019-10-30
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
YES ☐ NO ☑
Number of shares of Class A Common Stock outstanding at October 25, 2019: 5,425,640
Number of shares of Class B Common Stock outstanding at October 25, 2019: 1,568,680

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30 2019	DECEMBER 31 2018
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$115,061	$85,257
Trade accounts receivable, net	13,540	20,817
Accounts receivable from affiliates	6,107	7,999
Inventories	33,087	31,209
Assets held for sale	—	4,330
Prepaid expenses and other	12,515	14,562
Total current assets	180,310	164,174
Property, plant and equipment, net	129,585	124,554
Intangibles, net	38,273	40,516
Investments in unconsolidated subsidiaries	23,100	20,091
Operating lease right-of-use assets	11,721	—
Other non-current assets	29,781	27,656
Total assets	$412,770	$376,991
LIABILITIES AND EQUITY
Accounts payable	$9,004	$7,746
Accounts payable to affiliates	37	1,653
Revolving credit agreements	—	4,000
Current maturities of long-term debt	394	654
Asset retirement obligations	1,826	1,826
Accrued payroll	20,243	19,853
Deferred compensation	13,465	—
Other current liabilities	7,806	6,516
Total current liabilities	52,775	42,248
Long-term debt	7,284	6,367
Operating lease liabilities	12,669	—
Asset retirement obligations	33,365	35,877
Pension and other postretirement obligations	9,365	10,429
Deferred income taxes	7,361	2,846
Deferred compensation	—	12,939
Other long-term liabilities	6,696	15,581
Total liabilities	129,515	126,287
Stockholders' equity
Common stock:
Class A, par value $1 per share, 5,425,640 shares outstanding (December 31, 2018 - 5,352,590 shares outstanding)	5,425	5,352
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,568,680 shares outstanding (December 31, 2018 - 1,568,810 shares outstanding)	1,569	1,569
Capital in excess of par value	9,829	7,042
Retained earnings	279,801	250,352
Accumulated other comprehensive loss	(13,369)	(13,611)
Total stockholders' equity	283,255	250,704
Total liabilities and equity	$412,770	$376,991

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2019	2018	2019	2018
	(In thousands, except per share data)
Revenues	$32,603	$31,440	$114,052	$96,321
Cost of sales	26,416	25,345	85,812	79,956
Gross profit	6,187	6,095	28,240	16,365
Earnings of unconsolidated operations	17,438	17,141	47,851	48,119
Operating expenses
Selling, general and administrative expenses	14,341	12,032	39,782	34,522
Amortization of intangible assets	715	714	2,243	2,212
Gain on sale of assets	(94)	(57)	(131)	(320)
	14,962	12,689	41,894	36,414
Operating profit	8,663	10,547	34,197	28,070
Other (income) expense
Interest expense	230	421	683	1,636
Interest income	(1,878)	(94)	(3,012)	(326)
Income from other unconsolidated affiliates	(327)	(321)	(972)	(954)
Closed mine obligations	383	272	1,079	994
Gain on equity securities	(108)	(397)	(1,067)	(481)
Other, net	(1,258)	8	(1,236)	(18)
	(2,958)	(111)	(4,525)	851
Income before income tax provision	11,621	10,658	38,722	27,219
Income tax provision	1,357	1,458	5,465	3,450
Net income	$10,264	$9,200	$33,257	$23,769

Earnings per share:
Basic earnings per share	$1.47	$1.33	$4.77	$3.43
Diluted earnings per share	$1.47	$1.33	$4.76	$3.43

Basic weighted average shares outstanding	6,991	6,940	6,973	6,921
Diluted weighted average shares outstanding	6,991	6,940	6,992	6,939

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2019	2018	2019	2018
	(In thousands)
Net income	$10,264	$9,200	$33,257	$23,769
Reclassification of pension and postretirement adjustments into earnings, net of $21 and $66 tax benefit in the three and nine months ended September 30, 2019, respectively, net of $25 and $86 tax benefit in the three and nine months ended September 30, 2018, respectively.	70	103	242	348
Total other comprehensive income	70	103	242	348
Comprehensive income	$10,334	$9,303	$33,499	$24,117

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30
	2019	2018
	(In thousands)
Operating activities
Net cash provided by operating activities	$47,264	$38,851

Investing activities
Expenditures for property, plant and equipment	(13,264)	(14,632)
Proceeds from the sale of property, plant and equipment	4,475	340
Other	(20)	870
Net cash used for investing activities	(8,809)	(13,422)

Financing activities
Additions to long-term debt	1,065	759
Reductions of long-term debt	(498)	(40,966)
Net reductions to revolving credit agreements	(4,000)	—
Cash dividends paid	(3,808)	(3,433)
Purchase of treasury shares	(1,410)	(339)
Net cash used for financing activities	(8,651)	(43,979)

Cash and cash equivalents
Total increase (decrease) for the period	29,804	(18,550)
Balance at the beginning of the period	85,257	101,600
Balance at the end of the period	$115,061	$83,050
See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Deferred Gain (Loss) on Equity Securities	Pension and Postretirement Plan Adjustment	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2018	$5,282	$1,570	$4,447	$216,490	$2,727	$(11,068)	$219,448
ASC 606 adoption (See Note 2)	—	—	—	(2,075)	—	—	(2,075)
ASU 2016-01 adoption	—	—	—	2,727	(2,727)	—	—
ASU 2018-02 adoption	—	—	—	2,339	—	(2,179)	160
Stock-based compensation	87	—	90	—	—	—	177
Net income	—	—	—	8,176	—	—	8,176
Cash dividends on Class A and Class B common stock: $0.1650 per share	—	—	—	(1,144)	—	—	(1,144)
Reclassification adjustment to net income, net of tax	—	—	—	—	—	140	140
Balance, March 31, 2018	$5,369	$1,570	$4,537	$226,513	$—	$(13,107)	$224,882
Stock-based compensation	7	—	785	—	—	—	792
Purchase of treasury shares	(2)	—	(53)	—	—	—	(55)
Conversion of Class B to Class A shares	1	(1)	—	—	—	—	—
Net income	—	—	—	6,393	—	—	6,393
Cash dividends on Class A and Class B common stock: $0.1650 per share	—	—	—	(1,145)	—	—	(1,145)
Reclassification adjustment to net income, net of tax	—	—	—	—	—	105	105
Balance, June 30, 2018	$5,375	$1,569	$5,269	$231,761	$—	$(13,002)	$230,972
Stock-based compensation	6	—	1,348	—	—	—	1,354
Purchase of treasury shares	(8)	—	(276)	—	—	—	(284)
Net income	—	—	—	9,200	—	—	9,200
Cash dividends on Class A and Class B common stock: $0.1650 per share	—	—	—	(1,144)	—	—	(1,144)
Reclassification adjustment to net income, net of tax	—	—	—	—	—	103	103
Balance, September 30, 2018	$5,373	$1,569	$6,341	$239,817	$—	$(12,899)	$240,201

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)

					Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Pension and Postretirement Plan Adjustment	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2019	$5,352	$1,569	$7,042	$250,352	$(13,611)	$250,704
Stock-based compensation	102	—	795	—	—	897
Purchase of treasury shares	(36)	—	(1,264)	—	—	(1,300)
Net income	—	—	—	15,018	—	15,018
Cash dividends on Class A and Class B common stock: $0.1650 per share	—	—	—	(1,153)	—	(1,153)
Reclassification adjustment to net income, net of tax	—	—	—	—	101	101
Balance, March 31, 2019	$5,418	$1,569	$6,573	$264,217	$(13,510)	$264,267
Stock-based compensation	5	—	1,244	—	—	1,249
Purchase of treasury shares	(2)	—	(83)	—	—	(85)
Net income	—	—	—	7,975	—	7,975
Cash dividends on Class A and Class B common stock: $0.1900 per share	—	—	—	(1,327)	—	(1,327)
Reclassification adjustment to net income, net of tax	—	—	—	—	71	71
Balance, June 30, 2019	$5,421	$1,569	$7,734	$270,865	$(13,439)	$272,150
Stock-based compensation	5	—	2,119	—	—	2,124
Purchase of treasury shares	(1)	—	(24)	—	—	(25)
Net income	—	—	—	10,264	—	10,264
Cash dividends on Class A and Class B common stock: $0.1900 per share	—	—	—	(1,328)	—	(1,328)
Reclassification adjustment to net income, net of tax	—	—	—	—	70	70
Balance, September 30, 2019	$5,425	$1,569	$9,829	$279,801	$(13,369)	$283,255
See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(In thousands, except as noted and per share amounts)

NOTE 1—Nature of Operations and Basis of Presentation

Nature of Operations: The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of NACCO Industries, Inc.® (the “parent company” or “NACCO”) and its wholly owned subsidiaries (collectively, “NACCO Industries, Inc. and Subsidiaries” or the “Company”). Intercompany accounts and transactions are eliminated in consolidation. NACCO is the public holding company for The North American Coal Corporation® ("NACoal"). In the first quarter of 2019, the Company changed its segment reporting to three operating segments: Coal Mining, North American Mining (“NAMining”) and Minerals Management. The Company also has unallocated items not directly attributable to a reportable segment. Prior to January 1, 2019, NACoal was the Company’s operating segment. NACCO and Other, which included parent company operations and Bellaire Corporation (“Bellaire”), was the Company’s non-operating segment. Historical financial information for 2018 has been recast to conform to the current presentation. See Note 9 to the Unaudited Condensed Consolidated Financial Statements for further discussion of segment reporting.

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

NAMining Segment
NAMining operates primarily at limestone quarries in Florida, but is focused on expanding outside of Florida and into mining materials other than limestone. NAMining operates under both management fee contracts and contracts that provide for a fixed price per ton. Income before income taxes for NAMining locations are consolidated within NACCO’s consolidated financial statements or are unconsolidated and included on the line Earnings of unconsolidated operations, depending on how each contract is structured. All of the Unconsolidated Subsidiaries are accounted for under the equity method. See Note 7 for further discussion.

During the third quarter of 2019, the Company entered into a mining agreement, through a newly-created, wholly owned subsidiary, Sawtooth Mining, LLC, (“Sawtooth”), to serve as exclusive contract miner for the Thacker Pass lithium project in northern Nevada. Thacker Pass is believed to be the largest known lithium deposit in the United States and is 100% owned by Lithium Nevada Corp., a wholly owned subsidiary of Lithium Americas Corp.
Sawtooth, which will be reported within the NAMining segment, will design, construct, operate, and maintain the Thacker Pass surface mine, which will supply Lithium Nevada's lithium-bearing claystone ore requirements. The mining agreement provides that Lithium Nevada will reimburse Sawtooth for its operating and mine reclamation costs, and pay Sawtooth a management fee per metric ton of lithium delivered during the 20-year contract term.  During the development of the project, Sawtooth will provide Lithium Nevada $3.5 million in cash to assist in project development and provide certain engineering services related primarily to mine design and permitting.  As of September 30, 2019, the Company has provided $1.0 million to Lithium Nevada. The $1.0 million is included in the Unaudited Condensed Consolidated Balance Sheet on the line Other non-current assets. Under the terms of the mining agreement, Lithium Nevada will pay Sawtooth a success fee upon achievement of certain engineering, construction and production milestones.  After Lithium Nevada secures required permits and financing for the project, Sawtooth intends to acquire up to $50.0 million of mining equipment.  The cost of this mining equipment will be reimbursed over a seven-year period from the equipment acquisition date. Lithium Nevada estimates that it will secure all major permits by the end of 2020, commence plant construction in 2021 and commence production of lithium products in 2023.
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

Basis of Presentation: These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at September 30, 2019, the results of its operations, comprehensive income, cash flows and changes in equity for the nine months ended September 30, 2019 and 2018 have been included. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. GAAP for complete financial statements.

Certain amounts in prior period Unaudited Condensed Consolidated Financial Statements have been reclassified to conform to the current period's presentation.

NOTE 2—Recently Issued Accounting Standards

Accounting Standards Adopted in 2019: NACCO adopted Accounting Standard Update ("ASU") 2016-02, Leases (Topic 842), which is codified in Accounting Standards Codification 842, Leases (“ASC 842”), on January 1, 2019, using the modified retrospective transition method (the "guidance").

The most significant effect to the Unaudited Condensed Consolidated Balance Sheet relates to the recognition of new right-of-use assets (“ROU assets”) and lease liabilities for operating leases of real estate, mining and other equipment that expire at various dates through 2031. The majority of the Company's leases are operating leases. See the table below for further information on the Unaudited Condensed Consolidated Balance Sheet. Many leases include renewal and/or fair value or bargain purchase options, which are not recognized on the Unaudited Condensed Consolidated Balance Sheet. The Company's lease agreements do not contain lease payments that depend on an index or a rate, as such, minimum lease payments do not include variable lease payments. There was no cumulative effect adjustment to the opening balance of retained earnings. The adoption of this guidance did not have a material effect on the Company’s results of operations, cash flows, liquidity or debt-covenant compliance. NACCO did not apply the standard to the comparative periods presented in the year of adoption.

The Company elected many of the available practical expedients permitted under the guidance, which among other items, allow the Company to carry forward its historical lease classification, not reassess leases for the definition of a lease under the new standard and not separate lease components from nonlease components for all classes of underlying assets. The Company also elected the practical expedient to carry forward the historical accounting treatment for existing land easement agreements. Upon the adoption of ASC 842, NACCO did not record a ROU asset and related lease liability for leases with an initial term of 12 months or less.

Leased assets and liabilities include the following:

Description	Location	SEPTEMBER 30 2019
Assets
Operating	Operating lease right-of-use assets	$11,721
Finance	Property, plant and equipment, net (a)	238

Liabilities
Current
Operating	Other current liabilities	$1,413
Finance	Current maturities of long-term debt	161
Noncurrent
Operating	Operating lease liabilities	12,669
Finance	Long-term debt	93
(a) Finance leased assets are recorded net of accumulated amortization of $3.0 million as of September 30, 2019.
The components of lease expense were as follows:

		THREE MONTHS ENDED	NINE MONTHS ENDED
		SEPTEMBER 30	SEPTEMBER 30
Description	Location	2019	2019
Lease expense
Operating lease cost	Selling, general and administrative expenses	$569	$1,783
Finance lease cost:
Amortization of leased assets	Cost of sales	104	300
Interest on lease liabilities	Interest expense	4	10
Variable lease expense	Selling, general and administrative expenses	141	416
Short-term lease expense	Selling, general and administrative expenses	79	242
Net lease expense		$897	$2,751

Future minimum finance and operating lease payments were as follows at September 30, 2019:

	Finance Leases	Operating Leases	Total
Remainder of 2019	$119	$612	$731
2020	58	2,229	2,287
2021	37	2,125	2,162
2022	37	2,150	2,187
2023	16	1,659	1,675
Subsequent to 2023	—	10,951	10,951
Total minimum lease payments	267	19,726	$19,993
Amounts representing interest	13	5,644
Present value of net minimum lease payments	$254	$14,082

As most of the Company's leases do not provide an implicit rate, the Company determines the incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The Company considers its credit rating and the current economic environment in determining this collateralized rate. The assumptions used in accounting for ASC 842 were as follows for the three and nine months ended September 30, 2019:

	THREE MONTHS ENDED	NINE MONTHS ENDED
	September 30	September 30
	2019	2019
Weighted average remaining lease term (years)
Operating	9.76	9.76
Finance	1.95	1.95

Weighted average discount rate
Operating	6.99%	6.99%
Finance	5.36%	5.36%

The following table details cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30:

	THREE MONTHS ENDED	NINE MONTHS ENDED
	September 30	September 30
	2019	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$608	$1,768
Operating cash flows from finance leases	4	10
Financing cash flows from finance leases	115	347

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

The following table disaggregates revenue by major sources:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
Major Goods/Service Lines	2019	2018	2019	2018
Coal Mining	$18,799	$18,583	$58,119	$57,040
NAMining	8,993	9,092	30,496	28,372
Minerals Management	5,022	3,902	25,950	11,244
Unallocated Items	52	—	726	—
Eliminations	(263)	(137)	(1,239)	(335)
Total revenues	$32,603	$31,440	$114,052	$96,321

Timing of Revenue Recognition
Goods transferred at a point in time	$18,049	$17,975	$56,012	$55,170
Services transferred over time	14,554	13,465	58,040	41,151
Total revenues	$32,603	$31,440	$114,052	$96,321

Contract Balances
The opening and closing balances of the Company’s current and long-term contract liabilities and receivables are as follows:

	Contract balances
	Trade accounts receivable, net	Contract liability (current)	Contract liability (long-term)
Balance, January 1, 2019	$20,817	$754	$2,008
Balance, September 30, 2019	13,540	726	1,543
Increase (decrease)	$(7,277)	$(28)	$(465)

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

The amount of revenue recognized in the three months ended September 30, 2019 and September 30, 2018 that was included in the opening contract liability was $0.1 million and $0.4 million, respectively. The amount of revenue recognized in the nine months ended September 30, 2019 and September 30, 2018 was $0.5 million and $1.0 million, respectively. This revenue consists of up-front lease bonus payments received under royalty contracts that are recognized over the primary term of the royalty contracts, which are generally five years. The Company expects to recognize an additional $0.2 million in the remainder of 2019, $0.7 million in both 2020 and 2021, $0.5 million in 2022, and $0.1 million in 2023 related to the contract liability remaining at September 30, 2019. The difference between the opening and closing balances of the Company’s accounts receivable and contract liabilities results from the timing difference between the Company’s performance and the customer’s payment. Contracts with payments in arrears are recognized as receivables.

The Company has no contract assets recognized from the costs to obtain or fulfill a contract with a customer.

NOTE 4—Inventories

Inventories are summarized as follows:

	SEPTEMBER 30 2019	DECEMBER 31 2018
Coal	$8,416	$11,030
Mining supplies	24,671	20,179
Total inventories	$33,087	$31,209

NOTE 5—Stockholders' Equity

Stock Repurchase Program: On February 14, 2018, the Company's Board of Directors approved a stock repurchase program ("2018 Stock Repurchase Program") providing for the repurchase of up to $25 million of the Company's outstanding Class A Common Stock through December 31, 2019. During the three and nine months ended September 30, 2019, the Company repurchased 525 and 39,049 shares, respectively, of Class A Common Stock under the 2018 Stock Repurchase Program for an aggregate purchase price of less than $0.1 million and $1.4 million, respectively. During the three and nine months ended September 30, 2018, the Company repurchased 8,699 and 10,367 shares, respectively, of Class A Common Stock under the 2018 Stock Repurchase Program for an aggregate purchase price of $0.2 million and $0.3 million, respectively. The timing and amount of any repurchases under the 2018 Stock Repurchase Program are determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives, market conditions for the Company's Class A Common Stock and other legal and contractual restrictions. The 2018 Stock Repurchase Program does not require the Company to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Company without prior notice and may be executed through open market purchases, privately negotiated transactions or otherwise. All or part of the repurchases under the 2018 Stock Repurchase Program may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be restricted from doing so under applicable securities laws.

NOTE 6—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Date	(Level 1)	(Level 2)	(Level 3)
	September 30, 2019
Assets:
Equity securities	$9,588	$9,588	$—	$—
	$9,588	$9,588	$—	$—

	December 31, 2018
Assets:
Equity securities	$8,716	$8,716	$—	$—
	$8,716	$8,716	$—	$—

Bellaire Corporation (“Bellaire”) is a non-operating subsidiary of the Company with legacy liabilities relating to closed mining operations, primarily former Eastern U.S. underground coal mining operations. Prior to 2018, Bellaire established a $5.0 million mine water treatment trust (the "Mine Water Treatment Trust") to provide a financial assurance mechanism to assure the long-term treatment of post-mining discharges. Bellaire's Mine Water Treatment Trust invests in equity securities that are reported at fair value based upon quoted market prices in active markets for identical assets; therefore, they are classified as Level 1 within the fair value hierarchy. The Mine Water Treatment Trust realized a gain of $0.1 million and $1.1 million in the three and nine months ended September 30, 2019, respectively, and a gain of $0.4 million and $0.5 million in the three and nine months ended September 30, 2018, respectively. These gains are reported on the line Gain on equity securities in the Other (income) expense section of the Unaudited Condensed Consolidated Statements of Operations.

There were no transfers into or out of Levels 1, 2 or 3 during the nine months ended September 30, 2019 and 2018.

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

The investment in the unconsolidated subsidiaries and related tax positions totaled $23.1 million and $20.1 million at September 30, 2019 and December 31, 2018, respectively. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $6.0 million and $4.4 million at September 30, 2019 and December 31, 2018, respectively.

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

Summarized financial information for the Unconsolidated Subsidiaries is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2019	2018	2019	2018
Revenues	$187,488	$205,838	$552,610	$570,902
Gross profit	$20,059	$22,359	$53,826	$63,827
Income before income taxes	$17,827	$17,408	$49,080	$48,986

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

NOTE 9—Business Segments

In the first quarter of 2019, the Company changed its reportable segments to reflect changes in the business, including growth at NAMining and Minerals Management. The Company modified its internal reporting structure to reflect a change in how its Chief Operating Decision Maker (“CODM”) assesses Company performance and makes decisions about resource allocations. As of January 1, 2019, the Company’s operating segments are: (i) Coal Mining, (ii) NAMining and (iii) Minerals Management. While the Company continues to pursue opportunities to add new coal mining operations to the Coal Mining segment, the NAMining segment will serve as a platform for pursuing non-coal mining projects and the Minerals Management segment will work to capitalize on the Company’s oil, gas and coal reserves. In response to these changes, the Company determined the historical structure of reporting one operating segment was no longer representative of the way the business is managed. As a result, the Company effected a change in the reporting of its segment information.

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
The Company also has unallocated items not directly attributable to a reportable segment which are not included as part of the measurement of segment operating profit, primarily administrative costs related to public company reporting requirements, the financial results of the Company’s mitigation banking business, Mitigation Resources of North America® (“MRNA”), and Bellaire. MRNA generates and sells stream and wetland mitigation credits (known as mitigation banking) and provides services to those engaged in permittee-responsible stream and wetland mitigation. Bellaire manages the Company’s long-term liabilities related to former Eastern U.S. underground mining activities. Transactions between segments are accounted for as third-party arrangements for purposes of presenting segment results of operations and are eliminated in consolidation.
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

See Note 1 for additional discussion of the Company's reportable segments. The following tables present revenue, operating profit, depreciation expense and capital expenditures:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2019	2018	2019	2018
Revenues
Coal Mining	$18,799	$18,583	$58,119	$57,040
NAMining	8,993	9,092	30,496	28,372
Minerals Management	5,022	3,902	25,950	11,244
Unallocated Items	52	—	726	—
Eliminations	(263)	(137)	(1,239)	(335)
Total	$32,603	$31,440	$114,052	$96,321

Operating profit (loss)
Coal Mining	$7,341	$9,814	$19,639	$26,409
NAMining	(391)	281	(842)	1,072
Minerals Management	3,900	2,770	22,358	8,926
Unallocated Items	(2,286)	(2,318)	(7,115)	(8,337)
Eliminations	99	—	157	—
Total	$8,663	$10,547	$34,197	$28,070

Expenditures for property, plant and equipment
Coal Mining	$2,291	$2,162	$6,542	$6,588
NAMining	4,971	3,122	6,213	6,353
Minerals Management	—	—	291	1,182
Unallocated Items	35	166	218	509
Total	$7,297	$5,450	$13,264	$14,632

Depreciation, depletion and amortization
Coal Mining	$3,102	$3,097	$9,252	$9,030
NAMining	588	441	1,699	1,263
Minerals Management	324	250	1,057	562
Unallocated Items	30	27	87	80
Total	$4,044	$3,815	$12,095	$10,935

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

Asset Retirement Obligations
Balance at December 31, 2018	$37,703
Liabilities settled during the period	(4,559)
Accretion expense	1,888
Revision of estimated cash flows	159
Balance at September 30, 2019	$35,191

During the second quarter of 2019, the Company transferred the mine permits for certain Centennial mines to an unrelated third party.  As a result of these transfers, the Company was relieved of the associated mine reclamation obligations and recorded a $5.4 million reduction to Centennial's asset retirement obligation, $2.4 million of which is reflected as "Liabilities settled during the current period" and $3.0 million of which is reflected as "Revisions in estimated cash flows" in the table above.  As part of these transactions, the Company transferred a $3.4 million escrow account and paid $2.4 million of cash, resulting in a net loss on the transactions of $0.4 million recognized within cost of sales in the Unaudited Condensed Consolidated Statement of Operations. The reduction to the asset retirement obligation related to the Centennial transfers was offset by a $3.1 million increase to the asset retirement obligation related to MLMC due to updated cost estimates and changes in timing. This increase is reflected as "Revisions in estimated cash flows" in the table above.

NOTE 11— Other Events and Transactions

North American Coal Corporation India Private Limited ("NACC India") was formed to provide technical business advisory services to the third-party owner of a coal mine in India. During 2014, NACC India's customer defaulted on its contractual payment obligations and as a result of this default, NACC India terminated its contract with the customer and began pursuing contractual remedies. During the third quarter of 2019, the Company received payment of $2.7 million from NACC India's customer, of which $1.4 million related to past invoices and has been reported on the line Other, net, and $1.3 million represented interest income and has been reported on the line Interest income. Both of these lines are in the Other (income) expense section of the Unaudited Condensed Consolidated Statements of Operations.

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
Management's Discussion and Analysis of Financial Condition and Results of Operations includes NACCO Industries, Inc.® (“NACCO”) and its wholly owned subsidiaries (collectively, the “Company”). NACCO is the public holding company for The North American Coal Corporation® ("NACoal").  The Company has three operating segments: (i) Coal Mining, (ii) North American Mining ("NAMining") and (iii) Minerals Management. The Company also has unallocated items not directly attributable to a reportable segment which are not included as part of the measurement of segment operating profit, primarily administrative costs related to public company reporting requirements, the financial results of the Company’s mitigation banking business, Mitigation Resources of North America® (“MRNA”), and Bellaire Corporation (“Bellaire”). MRNA generates and sells stream and wetland mitigation credits (known as mitigation banking) and provides services to those engaged in permittee-responsible stream and wetland mitigation. Bellaire manages the Company’s long-term liabilities related to former Eastern U.S. underground mining activities.

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

North American Mining Segment
The NAMining segment provides value-added contract mining and other services for producers of aggregates, lithium and other minerals. The segment is a primary platform for the Company’s growth and diversification outside of the coal industry.

NAMining provides contract mining services for independently owned quarries, creating value for its customers by performing the mining aspects of its customers’ quarry operations. This allows customers to focus on their areas of expertise: materials handling and processing, product sales and distribution.

NAMining operates primarily at limestone quarries in Florida, but is focused on expanding outside of Florida and into mining materials other than limestone. NAMining operates under both management fee contracts and contracts that provide for a fixed price per ton. Income before income taxes for NAMining locations are consolidated within NACCO’s consolidated financial statements or are unconsolidated and included on the line Earnings of unconsolidated operations, depending on how each contract is structured.

During the third quarter of 2019, the Company entered into a mining agreement, through a newly-created, wholly owned subsidiary, Sawtooth Mining, LLC, (“Sawtooth”), to serve as exclusive contract miner for the Thacker Pass lithium project in northern Nevada. Thacker Pass is believed to be the largest known lithium deposit in the United States and is 100% owned by Lithium Nevada Corp., a wholly owned subsidiary of Lithium Americas Corp.
Sawtooth, which will be reported within the NAMining segment, will design, construct, operate, and maintain the Thacker Pass surface mine, which will supply Lithium Nevada's lithium-bearing claystone ore requirements. The mining agreement provides that Lithium Nevada will reimburse Sawtooth for its operating and mine reclamation costs, and pay Sawtooth a management fee per metric ton of lithium delivered during the 20-year contract term.  During the development of the project, Sawtooth will provide Lithium Nevada $3.5 million in cash to assist in project development and provide certain engineering services related primarily to mine design and permitting.  As of September 30, 2019, the Company has provided $1.0 million to Lithium

Nevada which is included in the Unaudited Condensed Consolidated Balance Sheet on the line Other non-current assets. Under the terms of the mining agreement, Lithium Nevada will pay Sawtooth a success fee upon achievement of certain engineering, construction and production milestones.  After Lithium Nevada secures required permits and financing for the project, Sawtooth intends to acquire up to $50.0 million of mining equipment.  The cost of this mining equipment will be reimbursed over a seven-year period from the equipment acquisition date. Lithium Nevada estimates that it will secure all major permits by the end of 2020, commence plant construction in 2021 and commence production of lithium products in 2023.
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

CONSOLIDATED FINANCIAL SUMMARY
The results of operations for NACCO were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2019	2018	2019	2018
Revenues:
Coal Mining	$18,799	$18,583	$58,119	$57,040
NAMining	8,993	9,092	30,496	28,372
Minerals Management	5,022	3,902	25,950	11,244
Unallocated Items	52	—	726	—
Eliminations	(263)	(137)	(1,239)	(335)
Total revenue	$32,603	$31,440	$114,052	$96,321
Operating profit (loss):
Coal Mining	$7,341	$9,814	$19,639	$26,409
NAMining	(391)	281	(842)	1,072
Minerals Management	3,900	2,770	22,358	8,926
Unallocated Items	(2,286)	(2,318)	(7,115)	(8,337)
Eliminations	99	—	157	—
Total operating profit	$8,663	$10,547	$34,197	$28,070
Interest expense	230	421	683	1,636
Interest income	(1,878)	(94)	(3,012)	(326)
Income from other unconsolidated affiliates	(327)	(321)	(972)	(954)
Closed mine obligations	383	272	1,079	994
Gain on equity securities	(108)	(397)	(1,067)	(481)
Other, net	(1,258)	8	(1,236)	(18)
Other (income) expense, net	(2,958)	(111)	(4,525)	851
Income before income tax provision	11,621	10,658	38,722	27,219
Income tax provision	1,357	1,458	5,465	3,450
Net income	$10,264	$9,200	$33,257	$23,769

Effective income tax rate	11.7%	13.7%	14.1%	12.7%

The components of the change in revenues and operating profit are discussed below in "Segment Results."

Third Quarter of 2019 Compared with Third Quarter of 2018 and First Nine Months of 2019 Compared with First Nine Months of 2018

Other (income) expense, net

North American Coal Corporation India Private Limited ("NACC India") was formed to provide technical business advisory services to the third-party owner of a coal mine in India. During 2014, NACC India's customer defaulted on its contractual payment obligations and as a result of this default, NACC India terminated its contract with the customer and began pursuing contractual remedies. During the third quarter of 2019, the Company received payment of $2.7 million from NACC India's customer, of which $1.4 million related to past invoices and has been reported on the line Other, net, and $1.3 million represented interest income and has been reported on the line Interest income. Both of these lines are in the Other (income) expense section of the Unaudited Condensed Consolidated Statements of Operations.
Interest expense decreased in the third quarter and the first nine months of 2019 compared with the comparable 2018 periods by $0.2 million and $1.0 million, respectively, due to lower average borrowings under NACoal's revolving credit facility.

Interest income increased $1.8 million and $2.7 million, respectively, during the third quarter and the first nine months of 2019 compared with the 2018 periods due to the interest income related to the NACC India customer payment and increased income earned on invested cash.

Gain on equity securities represents returns on invested assets of Bellaire's Mine Water Treatment Trust. The increase in the first nine months of 2019 compared with the 2018 period was due to improved returns on invested assets, primarily in the first quarter of 2019. See Note 6 to the Unaudited Condensed Consolidated Financial Statements for further discussion of the Mine Water Treatment Trust.

Income Taxes

The Company evaluates and updates its estimated annual effective income tax rate on a quarterly basis based on current and forecasted operating results and tax laws. Consequently, based upon the mix and timing of actual earnings compared to projections of earnings between entities that benefit from percentage depletion and those that do not, the effective tax rate may vary quarterly. The quarterly income tax provision is generally comprised of tax expense on income or a benefit on a loss at the most recent estimated annual effective income tax rate, adjusted for the effect of discrete items. The increase in the effective income tax rate in 2019 compared with 2018 is primarily due to a change in the mix of earnings, including increased royalty income and income related to the payment from NACC India's customer. See Note 11 to the Unaudited Condensed Consolidated Financial Statements for further discussion of the payment received from NACC India's customer.

LIQUIDITY AND CAPITAL RESOURCES OF NACCO

Cash Flows

Intercompany transactions can be significant since the income taxes resulting from the operations of the Unconsolidated Subsidiaries are solely the responsibility of the Company. At a segment level, these intercompany transactions can impact net cash used for operating activities. As a result, the Company analyzes cash flows on a consolidated basis.

The following tables detail NACCO's changes in cash flow for the nine months ended September 30:

	2019	2018	Change
Operating activities:
Net cash provided by operating activities	$47,264	$38,851	$8,413

Investing activities:
Expenditures for property, plant and equipment	(13,264)	(14,632)	1,368
Other	4,455	1,210	3,245
Net cash used for investing activities	(8,809)	(13,422)	4,613
Cash flow before financing activities	$38,455	$25,429	$13,026

The $8.4 million increase in net cash provided by operating activities was primarily the result of the $9.5 million increase in net income.

The change in net cash used for investing activities was primarily attributable to a $4.1 million increase in proceeds from the sale of property, plant and equipment related to the sale of a dragline, included in "Other" investing activities in the table above, which was partially offset by a decrease in expenditures for property, plant and equipment.

	2019	2018	Change
Financing activities:
Net additions (reductions) to long-term debt and revolving credit agreement	$(3,433)	$(40,207)	$36,774
Cash dividends paid	(3,808)	(3,433)	(375)
Purchase of treasury shares	(1,410)	(339)	(1,071)
Net cash used for financing activities	$(8,651)	$(43,979)	$35,328

The change in net cash used for financing activities was primarily due to repayments of borrowings during the first nine months of 2018.

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

NACoal has an unsecured revolving line of credit of up to $150.0 million (the “NACoal Facility”) that expires in August 2022. There were no borrowings outstanding under the NACoal Facility at September 30, 2019. At September 30, 2019, the excess availability under the NACoal Facility was $148.6 million, which reflects a reduction for outstanding letters of credit of $1.4 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon NACoal achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective September 30, 2019, for base rate and LIBOR loans were 0.75% and 1.75%, respectively. The NACoal Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.30% on the unused commitment at September 30, 2019.

The NACoal Facility contains restrictive covenants, which require, among other things, NACoal to maintain a maximum debt to EBITDA ratio of 3.00 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The NACoal Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 2.00 to 1.00, or if greater than 2.00 to 1.00, a Fixed Charge Coverage Ratio of 1.10 to 1.00, in conjunction with maintaining unused availability thresholds of borrowing capacity, as defined in the NACoal Facility, of $15.0 million. At September 30, 2019, NACoal was in compliance with all financial covenants in the NACoal Facility.

Capital Expenditures

Expenditures for property, plant and equipment were $13.3 million during the first nine months of 2019. NACCO estimates that capital expenditures for the fourth quarter of 2019 will be $15.1 million.

Consolidated capital expenditures are expected to be approximately $28.4 million for the full year 2019, primarily consisting of $13.9 million in the Coal Mining segment and $13.0 million in the NAMining segment. The remaining $1.5 million relates to the Minerals Management segment and Unallocated Items.

Consolidated capital expenditures are expected to be approximately $41 million in 2020, primarily consisting of $30 million in the Coal Mining segment and $10 million in the NAMining segment. The remaining $1 million relates to the Minerals Management segment and Unallocated Items.

In the Coal Mining segment, elevated levels of expected capital expenditures through 2021 are primarily related to spending at MLMC as it develops a new mine area. In the NAMining segment, capital expenditures in both 2019 and 2020 are primarily for the acquisition, relocation and refurbishment of draglines.

Capital expenditures are expected to be funded from internally generated funds and/or bank borrowings.

Capital Structure

NACCO's consolidated capital structure is presented below:

	SEPTEMBER 30 2019	DECEMBER 31 2018	Change
Cash and cash equivalents	$115,061	$85,257	$29,804
Net tangible assets	158,404	156,703	1,701
Intangible assets, net	38,273	40,516	(2,243)
Net assets	311,738	282,476	29,262
Total debt	(7,678)	(11,021)	3,343
Bellaire closed mine obligations	(20,805)	(20,751)	(54)
Total equity	$283,255	$250,704	$32,551
Debt to total capitalization	3%	4%	(1)%

The increase in net assets was primarily due to the increase in cash.

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

SEGMENT RESULTS

COAL MINING SEGMENT

FINANCIAL REVIEW

Tons of coal delivered by the Coal Mining segment were as follows for the three and nine months ended September 30 (in millions):

	THREE MONTHS		NINE MONTHS
	2019	2018	2019	2018
Unconsolidated operations	8.7	9.8	24.2	26.3
Consolidated operations	0.7	0.7	2.2	2.2
Total tons delivered	9.4	10.5	26.4	28.5

The results of operations for the Coal Mining segment were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2019	2018	2019	2018
Revenues	$18,799	$18,583	$58,119	$57,040
Total cost of sales	16,383	16,090	53,561	52,236
Gross profit	2,416	2,493	4,558	4,804
Earnings of unconsolidated operations(a)	16,211	17,004	45,521	47,614
Selling, general and administrative expenses	10,653	9,026	28,309	24,077
Amortization of intangible assets	715	714	2,243	2,212
Gain on sale of assets	(82)	(57)	(112)	(280)
Operating profit	$7,341	$9,814	$19,639	$26,409

(a) See Note 7 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.

Third Quarter of 2019 Compared with Third Quarter of 2018

Revenues

Revenues were comparable in the third quarter of 2019 compared with the third quarter of 2018.

Operating Profit

The following table identifies the components of change in operating profit for the third quarter of 2019 compared with the third quarter of 2018:

Operating Profit
2018	$9,814
Increase (decrease) from:
Selling, general and administrative expenses	(1,627)
Earnings of unconsolidated operations	(793)
Gross profit	(77)
Amortization of intangibles	(1)
Net gain on sale of assets	25
2019	$7,341

Operating profit decreased $2.5 million in the third quarter of 2019 compared with the third quarter of 2018 primarily due to an increase in selling, general and administrative expenses and a decrease in earnings of unconsolidated operations. The increase in selling, general and administrative expenses was primarily attributable to an increase in employee-related costs. The higher employee-related costs included an increase to the estimated non-cash equity component of incentive compensation of $0.7 million mainly due to a more than 20% improvement in the market price of the Company's stock during the third quarter. The decrease in earnings of unconsolidated operations was mainly due to fewer coal tons delivered as a result of changes in customer demand, primarily related to the timing and duration of planned outages at certain customer facilities. The modest decrease in gross profit was primarily due to an increase in the cost per ton delivered at MLMC partially offset by a favorable results at Centennial.

First Nine Months of 2019 Compared with First Nine Months of 2018

Revenues

Revenues increased $1.1 million in the first nine months of 2019 compared with the first nine months of 2018. The increase was primarily due to an increase in tons delivered at MLMC as a result of increased customer requirements and favorable pricing.

Operating Profit

The following table identifies the components of change in operating profit for the first nine months of 2019 compared with the first nine months of 2018:

Operating Profit
2018	$26,409
Increase (decrease) from:
Selling, general and administrative expenses	(4,232)
Earnings of unconsolidated operations	(2,093)
Centennial asset retirement obligation revision in prior year	(960)
Net gain on sale of assets	(168)
Amortization of intangibles	(31)
Gross profit, excluding asset retirement obligation revision in prior year	714
2019	$19,639

Operating profit decreased $6.8 million in the first nine months of 2019 compared with the first nine months of 2018. The decrease was primarily the result of an increase in selling, general and administrative expenses, mainly due to higher employee-

related expenses, a decrease in earnings of unconsolidated operations and favorable revisions to Centennial's asset retirement obligation in the prior year.

The decrease in earnings of unconsolidated operations was primarily due to fewer coal tons delivered as a result of changes in customer demand, mainly related to the timing and duration of planned outages at certain customer facilities, partially offset by an increase in coal tons delivered at Bisti. Coal deliveries at Bisti were reduced during the prior year while the power plant's owners were installing additional environmental controls.

The change in Centennial's asset retirement obligation is attributable to the absence of a $1.0 million favorable revision that occurred during the prior year.

NORTH AMERICAN MINING ("NAMining") SEGMENT

FINANCIAL REVIEW
Tons of limestone delivered by the NAMining segment were as follows for the three and nine months ended September 30 (in millions):

	THREE MONTHS		NINE MONTHS
	2019	2018	2019	2018
Unconsolidated operations	1.7	1.7	6.1	5.2
Consolidated operations	8.5	9.7	27.6	29.2
Total tons delivered	10.2	11.4	33.7	34.4

The results of operations for the NAMining segment were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2019	2018	2019	2018
Revenues	$8,993	$9,092	$30,496	$28,372
Total cost of sales	9,407	8,415	29,880	26,179
Gross profit	(414)	677	616	2,193
Earnings of unconsolidated operations(a)	1,227	137	2,330	505
Selling, general and administrative expenses	1,216	533	3,807	1,665
Gain on sale of assets	(12)	—	(19)	(39)
Operating (loss) profit	$(391)	$281	$(842)	$1,072

(a) See Note 7 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.

Third Quarter of 2019 Compared with Third Quarter of 2018

Revenues

Despite a decrease in tons delivered, revenues decreased marginally in the third quarter of 2019 compared with the third quarter of 2018 due to a change in the mix of customer deliveries.

Operating (Loss) Profit

The following table identifies the components of change in operating (loss) profit for the third quarter of 2019 compared with the third quarter of 2018:

Operating Profit (Loss)
2018	$281
Increase (decrease) from:
Gross profit	(1,091)
Selling, general and administrative expenses	(683)
Earnings of unconsolidated operations	1,090
Net gain on sale of assets	12
2019	$(391)

NAMining reported an operating loss of $0.4 million in the third quarter of 2019 compared with operating profit of $0.3 million in the third quarter of 2018. The 2019 operating loss was primarily due to a an increase in selling, general and administrative expenses, which includes higher employee-related and business development costs. The decrease in gross profit, mainly due to higher labor costs and an increase in supplies and repairs and maintenance expenses was offset by an improvement in earnings of unconsolidated operations. Both gross profit and earnings of unconsolidated operations benefited from new limestone mining contracts entered into since September 30, 2018.

First Nine Months of 2019 Compared with First Nine Months of 2018

Revenues

Despite the decrease in tons delivered at the consolidated operations, revenues increased in the first nine months of 2019 compared with the first nine months of 2018 due to a change in the mix of customer deliveries.

Operating (Loss) Profit

The following table identifies the components of change in operating (loss) profit for the first nine months of 2019 compared with the first nine months of 2018:

Operating Profit (Loss)
2018	$1,072
Increase (decrease) from:
Selling, general and administrative expenses	(2,142)
Gross profit	(1,577)
Net gain on sale of assets	(20)
Earnings of unconsolidated operations	1,825
2019	$(842)

NAMining reported an operating loss of $0.8 million in the first nine months of 2019 compared with operating profit of $1.1 million in the first nine months of 2018. The change is primarily due to an increase in selling, general and administrative expenses, which includes higher employee-related and business development costs. The improvement in earnings of unconsolidated operations was partially offset by the decrease in gross profit, mainly due to higher labor costs and supplies expense. Both gross profit and earnings of unconsolidated operations benefited from new limestone mining contracts entered into since September 30, 2018.

MINERALS MANAGEMENT SEGMENT
FINANCIAL REVIEW

The results of operations for the Minerals Management segment were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2019	2018	2019	2018
Revenues	$5,022	$3,902	$25,950	$11,244
Total cost of sales	814	865	2,902	1,625
Gross profit	4,208	3,037	23,048	9,619
Selling, general and administrative expenses	308	267	690	694
Gain on sale of assets	—	—	—	(1)
Operating profit	$3,900	$2,770	$22,358	$8,926

Third Quarter of 2019 Compared with Third Quarter of 2018 and First Nine Months of 2019 Compared with First Nine Months of 2018

Revenues and Operating Profit

Revenues and operating profit increased in the third quarter and the first nine months of 2019 compared with the 2018 periods, primarily due to an increase in the number of wells operated by third parties to extract natural gas from the Company's mineral reserves in Ohio. The number of producing wells increased as operators increased activity on Minerals Management's reserves and additional pipeline, gas compression, and other transportation infrastructure came online in southeast Ohio.

UNALLOCATED ITEMS AND ELIMINATIONS

FINANCIAL REVIEW

Unallocated Items and Eliminations were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2019	2018	2019	2018
Operating loss	$(2,187)	$(2,318)	$(6,958)	$(8,337)

Third Quarter of 2019 Compared with Third Quarter of 2018

Operating Loss

The operating loss for the three months ended September 30, 2019 was comparable to the operating loss for the three months ended September 30, 2018.

First Nine Months of 2019 Compared with First Nine Months of 2018

Operating Loss

The $1.4 million decrease in operating loss for the first nine months of 2019 compared with 2018 was primarily due to lower professional fees, partially offset by increased employee-related expenses. The first nine months of 2018 included professional fees incurred for arbitration with a former customer.

NACCO Industries, Inc. Outlook

Coal Mining Outlook - 2019
In the 2019 fourth quarter and full year, the Company expects coal deliveries to decrease compared with respective prior year periods. The expected reduction in coal deliveries is a result of changes in customer requirements, including the timing and duration of power plant outages, as well as comparisons to historically high delivery levels at certain of the unconsolidated operations in 2018.

Revenues in the fourth quarter of 2019 are expected to decrease primarily as a result of the absence of a favorable $3.0 million contractual settlement recognized at MLMC in the fourth quarter of 2018. Excluding the contractual settlement, revenues in the 2019 fourth quarter and full year are expected to decrease modestly compared with the comparable 2018 periods due to reduced customer requirements.

Excluding the $3.0 million contractual settlement, as well as $1.8 million of favorable adjustments recognized in the fourth quarter of 2018 related to a reduction in Centennial's mine reclamation liabilities, the 2019 fourth quarter Coal Mining operating profit is expected to increase modestly compared with the 2018 fourth quarter primarily as a result of a reduction in operating expenses and improved results at the consolidated mining operations. These improvements are expected to be partially offset by reduced income at the unconsolidated Coal Mining operations as customer requirements are expected to be lower than the prior year.

Full-year 2019 operating profit is expected to decrease compared with full-year 2018, after excluding the favorable 2018 items noted above and an additional $1.0 million favorable mine reclamation liability adjustment recognized in the first quarter of 2018. The decrease is primarily due to anticipated lower income at the unconsolidated Coal Mining operations as a result of reduced customer requirements, and higher operating expenses, partially offset by an anticipated improvement in results at the consolidated mining operations.

Capital expenditures are expected to be $7.4 million in the fourth quarter of 2019 and $13.9 million for the 2019 full year.

Coal Mining Outlook - 2020
In 2020, the Company expects coal deliveries to increase compared with 2019, primarily at the unconsolidated operations. The expected increase in coal deliveries is a result of an expected increase in customer requirements, as the Company's customers are forecasting a reduction in planned power plant outage days in 2020.

Coal Mining operating profit in 2020 is expected to increase substantially compared with 2019, predominantly in the first half of the year. This anticipated increase is primarily the result of an expected significant increase in income at the consolidated operations in the first half of 2020, and improved earnings at the unconsolidated Coal Mining operations throughout the year.

The increase at the consolidated operations is expected to be driven by improved results at MLMC, primarily due to an anticipated modest increase in customer demand and a reduction in the cost per ton of coal delivered in 2020 compared with 2019. In general, cost per ton delivered is lowest when the power plant requires a consistently high level of coal deliveries, primarily because costs are spread over more tons. Historically, periods of reduced or fluctuating deliveries, such as during planned or unplanned power plant outages or periods of fluctuating demand for electricity generated by the plant, have adversely affected MLMC's tons delivered, resulting in an increase in cost per ton delivered and reduced profitability. If customer demand at MLMC decreases from expected levels, it could unfavorably affect NACoal's 2020 earnings significantly.

Capital expenditures are expected to be approximately $30 million in 2020. Elevated levels of capital expenditures in 2019 through 2021 are primarily related to spending at MLMC as it develops a new mine area. These capital expenditures will result in an increase in depreciation that will unfavorably affect ongoing operating profit.

NAMining Outlook
NAMining expects operating profit in the fourth quarter of 2019 to be significantly lower than the 2018 fourth quarter primarily due to the absence of a $0.6 million gain on the sale of assets recognized in the 2018 fourth quarter. While down from the prior year, fourth quarter operating profit is expected to improve over the results in each of the first three quarters of 2019. However, NAMining expects full-year 2019 results to decrease compared with 2018 as the improved fourth quarter results will not offset the cumulative losses incurred in the first nine months of 2019.

NAMining expects 2020 full year operating results to improve significantly over 2019. Operating profit is expected to benefit from earnings associated with new limestone mining contracts.

In the third quarter of 2019, NAMining, through a new subsidiary, Sawtooth, entered into a new mining agreement to serve as exclusive contract miner for the Thacker Pass lithium project in northern Nevada. Thacker Pass, 100% owned by Lithium Nevada Corp., is believed to be the largest known lithium deposit in the United States. Sawtooth will design, construct, operate, and maintain the Thacker Pass surface mine, which will supply Lithium Nevada’s lithium-bearing claystone ore requirements. The mining agreement provides that Lithium Nevada will reimburse Sawtooth for its operating and mine reclamation costs, and pay Sawtooth a management fee per metric ton of lithium delivered during the 20-year contract term.

Lithium Nevada estimates that it will secure all major permits by the end of 2020, commence plant construction in 2021 and commence production of lithium products in 2023.

During the development of the project, Sawtooth will provide Lithium Nevada $3.5 million in cash, of which $1.0 million has been provided as of September 30, 2019, to assist in project development and provide certain engineering services related primarily to mine design and permitting. Under the terms of the mining agreement, Lithium Nevada will pay Sawtooth a success fee upon achievement of certain engineering, construction and production milestones. After Lithium Nevada secures required permits and financing for the project, Sawtooth intends to acquire up to $50 million of mining equipment. The cost of this mining equipment will be reimbursed to Sawtooth over a seven-year period from the equipment acquisition date.

Capital expenditures are expected to be $6.7 million in the fourth quarter of 2019 and approximately $13 million and $10 million for the 2019 full year and 2020, respectively, primarily for the acquisition, relocation and refurbishment of draglines.

Minerals Management Outlook
The Minerals Management segment derives income from royalty-based leases under which lessees make payments to the Company based on their sale of natural gas and, to a lesser extent, oil and coal, extracted primarily by third parties. The Company continued to experience a significant increase in royalty income in the first nine months of 2019 compared with the comparable 2018 period, primarily due to an increase in the number of gas wells operated by third parties to extract natural gas from the Company's Ohio Utica shale mineral reserves. In the fourth quarter of 2019 and in the 2020 full year, royalty income is currently expected to decrease substantially over the comparable prior year periods. The 2020 decrease is expected to occur primarily in the first half of the year, as comparisons are made to historically high revenue levels in the first half of 2019. These decreases are based on natural gas price expectations and the natural production decline that occurs during the life of a well. New wells have high initial production rates and follow a natural decline before settling into relatively stable, long-term production. Decline rates can vary due to factors like well depth, well length, formation pressure, and facility design.

In addition to the natural production decline curve, royalty income can fluctuate favorably or unfavorably in response to a number of factors outside of the Company's control, including the number of wells being operated by third parties, fluctuations in commodity prices (primarily natural gas), fluctuations in production rates associated with operator decisions, regulatory risks, the Company's lessees' willingness and ability to incur well-development and other operating costs, and changes in the availability and continuing development of infrastructure.

Consolidated Outlook
Overall, NACCO expects a significant decrease in both operating profit and net income in the fourth quarter of 2019 compared with the fourth quarter of 2018 primarily as a result of the favorable prior year items noted previously. Excluding these items, operating profit is expected to decrease moderately mainly due to the substantial decrease in Minerals Management's and NAMining's results, partly offset by a modest improvement in earnings at the Coal Mining segment. Despite this decrease, net income is expected to increase primarily due to an anticipated lower effective income tax rate in the 2019 fourth quarter compared with the prior year.

For the 2019 full-year, consolidated net income is expected to increase significantly compared with 2018, including or excluding the favorable prior year items. The anticipated improvement in net income is primarily due to higher earnings in the Minerals Management segment and the receipt of $2.7 million pre-tax associated with a prior NACC India venture. These improvements are expected to be offset by decreased earnings in the Coal Mining and NAMining segments. The full-year effective income tax rate, excluding discrete items, is expected to be approximately 15% based on current estimates in the mix of earnings between entities that benefit from percentage depletion and those that do not.

In 2020, NACCO expects net income to decrease moderately compared with 2019, primarily in the first half of the year. An anticipated reduction in earnings in the Minerals Management segment is expected to be partially offset by improvements in earnings in the Coal Mining and NAMining segments. The full-year effective income tax rate is expected to be between 10% and 12%, excluding discrete items.

Consolidated cash flow before financing activities is expected to be substantially lower in the fourth quarter of 2019 compared with the fourth quarter of 2018 primarily due to an anticipated increase in capital expenditures. Despite the fourth-quarter decline, the Company expects full-year 2019 cash flow before financing activities to increase over 2018. Consolidated capital expenditures are expected to be $15.1 million in the fourth quarter of 2019 and $28.4 million for the full year.

In 2020, cash flow before financing activities is expected to result in a modest use of cash due to anticipated increased capital expenditures and payment of deferred compensation and other payroll liabilities. Consolidated capital expenditures are expected to be approximately $41 million in 2020, primarily consisting of $30 million in the Coal Mining segment and $10 million in the NAMining segment. The remaining $1 million of capital expenditures relates to Minerals Management segment and Unallocated Items.

One of the Company’s core strategies is to ensure the resiliency of its existing coal mining operations. The Company works to drive down coal production costs and maximize efficiencies and operating capacity at mine locations to help customers with management fee contracts be more competitive. This benefits both customers and the Company's Coal Mining segment, as fuel cost is the major driver for power plant dispatch. Increased power plant dispatch drives increased demand for coal by the Coal Mining segment's customers.

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

The Company believes growth and diversification can come from pursuing opportunities to leverage skills honed in the Company’s core mining operations and utilizing the Company’s unique, service-based, management-fee business model, when possible. The Company continues to pursue non-coal mining opportunities principally through its NAMining segment. NAMining has served as a strong growth platform by focusing on the operation and maintenance of draglines for limestone producers. NAMining will continue to pursue growth in dragline operation and maintenance, while expanding the scope of work provided to customers and focusing on mining a broader range of aggregates, lithium and other minerals. The Company also continues to focus on developing its Minerals Management segment, principally related to its Ohio mineral reserves, and potentially expanding its asset base. In addition, the Company's newest business, MRNA, creates and sells stream and wetland mitigation credits and provides services to those engaged in permittee-responsible mitigation.

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

Changes in internal control over financial reporting: During the third quarter of 2019, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
None.

Item 1A    Risk Factors
No material changes to the risk factors from the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities (1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
Month #1 (July 1 to 31, 2019)	—	$—	—	$22,321,992
Month #2 (August 1 to 31, 2019)	—	$—	—	$22,321,992
Month #3 (September 1 to 30, 2019)	525	$49.99	525	$22,295,747
Total	525	$49.99	525	$22,295,747

(1)
In February 2018, the Company established a stock repurchase program allowing for the purchase of up to $25.0 million of the Company's Class A Common Stock outstanding through December 31, 2019. See Note 5 to the Unaudited Condensed Consolidated Financial Statements for further discussion of the Company's stock repurchase program.

Item 3    Defaults Upon Senior Securities
None.

Item 4    Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 filed with this Quarterly Report on Form 10-Q for the period ended September 30, 2019.

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

NACCO Industries, Inc. (Registrant)
Date:	October 30, 2019	/s/ Elizabeth I. Loveman
Elizabeth I. Loveman
Vice President and Controller (principal financial and accounting officer)