Form 10-K
period 2019-12-31
NACCO INDUSTRIES INC
filed 2020-03-04
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
     YES ☐    NO ☑
Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of June 30, 2019 (the last business day of the registrant's most recently completed second fiscal quarter): $221,449,254
Number of shares of Class A Common Stock outstanding at February 21, 2020: 5,397,458
Number of shares of Class B Common Stock outstanding at February 21, 2020: 1,568,670
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2020 annual meeting of stockholders are incorporated herein by reference in Part III of this Form 10-K.

NACCO INDUSTRIES, INC.

2

PART I
Item 1. BUSINESS
General
NACCO Industries, Inc.® (“NACCO” or the “parent company”) is the public holding company for The North American Coal Corporation® ("NACoal").  NACCO was incorporated as a Delaware corporation in 1986 in connection with the formation of a holding company structure for a predecessor corporation organized in 1913. The Company and its wholly-owned subsidiaries (collectively, "NACCO Industries, Inc. and Subsidiaries" or the "Company") operate in the mining and natural resources industries through three operating segments: Coal Mining, North American Mining ("NAMining") and Minerals Management.

The Coal Mining segment operates surface coal mines under long-term contracts with power generation companies and activated carbon producers pursuant to a service-based business model. The NAMining segment provides value-added contract mining and other services for producers of aggregates, lithium and other minerals. The Minerals Management segment promotes the development of the Company’s oil, gas and coal reserves, generating income primarily from royalty-based lease payments from third parties.

The Company also has costs not directly attributable to a reportable segment which are not included as part of the measurement of segment operating profit, primarily administrative costs related to public company reporting requirements, the financial results of the Company’s mitigation banking business, Mitigation Resources of North America® (“MRNA”), and Bellaire Corporation (“Bellaire”). MRNA generates and sells stream and wetland mitigation credits (known as mitigation banking) and provides services to those engaged in permittee-responsible stream and wetland mitigation. Bellaire manages the Company’s long-term liabilities related to former Eastern U.S. underground mining activities.

Included within other income is the financial results of NoDak Energy Services, LLC ("NoDak"). NoDak operates and maintains a coal drying system at a customer’s power plant. The NoDak contract expired in the first quarter of 2020.

The following map shows our current operations:

The Coteau Properties Company
The Falkirk Mining Company
Coyote Creek Mining Company
NoDak Energy Services LLC
Sawtooth Mining Company
Minerals Management
Bisti Fuels Company
The Sabine Mining Company
Mississippi Lignite Mining Company
Caddo Creek Resources Company
NorthAmerican Coal Corporate Office
North American Mining
Demery Resources Company
Camino Real Fuels
Mitigation Resources of North America Headquarters
NorthAmerican Mining
Surface Coal Mining Operations
North American Mining
Value-Added Services
Minerals Management
New Operation Since 2010

Business Developments
In 2019, NAMining, through a new subsidiary, Sawtooth Mining, entered into a mining agreement to serve as exclusive contract miner for the Thacker Pass lithium project in northern Nevada. The Thacker Pass Project is 100% owned by Lithium Nevada Corp. Lithium Nevada plans to develop a lithium production facility near what is believed to be the largest known lithium deposit in the United States. Sawtooth Mining will provide comprehensive mining services similar to the Company's typical scope of work in the Coal Mining segment. The mining agreement provides that Lithium Nevada will reimburse Sawtooth Mining for its operating and mine reclamation costs, and pay Sawtooth Mining a management fee per metric ton of lithium delivered during the 20-year contract term. Lithium Nevada is in the process of securing permits and currently expects to commence construction in 2021 and production of lithium products in 2023.

During the development of the project, Sawtooth Mining will provide Lithium Nevada $3.5 million in cash, of which $1.5 million has been provided as of December 31, 2019, to assist in project development. Sawtooth Mining will also provide certain engineering services related primarily to mine design and permitting. Under the terms of the mining agreement, Lithium Nevada will pay Sawtooth Mining a success fee upon achievement of certain engineering, construction and production milestones. After Lithium Nevada secures required permits and financing for the project, Sawtooth Mining intends to acquire up to $50 million of mining equipment. The cost of this mining equipment will be reimbursed to Sawtooth Mining by Lithium Nevada over a six-year period from the equipment acquisition date.

NAMining serves as a platform for pursuing non-coal mining projects by leveraging the Company's core mining capabilities. In addition to the Thacker Pass Project, NAMining has grown from serving two customers at seven quarries utilizing 10 draglines in 2015 to serving 10 customers at 20 quarries utilizing 31 draglines and a rope shovel during 2019.

On September 29, 2017, the Company spun-off Hamilton Beach Brands Holding Company ("HBBHC"), a former wholly owned subsidiary. As a result of the spin-off, NACCO stockholders received one share of HBBHC Class A common stock and one share of HBBHC Class B common stock for each share of NACCO Class A or Class B common stock owned on the record date for the spin-off.

On June 28, 2017, Southern Company and its subsidiary, Mississippi Power, suspended operations involving the coal gasifier portion of the Kemper County energy facility. Liberty Fuels Company, LLC ("Liberty") was the sole supplier of coal to fuel the gasifier under its contract with Mississippi Power. Liberty ceased all mining and delivery of lignite in 2017. The terms of the contract specified that Mississippi Power was responsible for all mine closure costs and Liberty receives compensation for providing mine reclamation services. As of December 31, 2019, the mine areas have been reclaimed and final mine reclamation activities, primarily monitoring, will continue until final bond release.

Bisti Fuels LLC (“Bisti”) became the contract miner at Navajo Transitional Energy Company's ("NTEC's") existing Navajo Mine on January 1, 2017. Under the 15 year Contract Mining Agreement, the Company is reimbursed for actual costs incurred and is paid a management fee per MMBtu delivered.
Segments
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker to decide how to allocate resources and to assess performance. In the first quarter of 2019, the Company changed its reportable segments to reflect changes in the business, including growth at NAMining and Minerals Management. As of January 1, 2019, the Company’s operating segments are: (i) Coal Mining, (ii) NAMining and (iii) Minerals Management. While the Company continues to pursue opportunities to add new coal mining operations to the Coal Mining segment, the NAMining segment will serve as the platform for pursuing non-coal mining projects and the Minerals Management segment will work to capitalize on the Company’s oil, gas and coal reserves.
Additional information relating to financial and operating data on a segment basis (including unallocated items) is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II of this Form 10-K and in Note 15 to the Consolidated Financial Statements contained in this Form 10-K.

Coal Mining Segment
The Coal Mining segment operates surface coal mines under long-term contracts with power generation companies and activated carbon producers pursuant to a service-based business model. Coal is surface-mined in North Dakota, Texas, Mississippi, Louisiana and on the Navajo Nation in New Mexico. Each mine is fully integrated with its customer operations.

The operating coal mines are: Bisti, Caddo Creek Resources Company, LLC (“Caddo Creek”), Camino Real Fuels, LLC (“Camino Real”), The Coteau Properties Company (“Coteau”), Coyote Creek Mining Company, LLC (“Coyote Creek”), Demery Resources Company, LLC (“Demery”), The Falkirk Mining Company (“Falkirk”), Mississippi Lignite Mining Company (“MLMC”) and The Sabine Mining Company (“Sabine”). Liberty is also included in the Coal Mining segment.

Coteau, Coyote, Falkirk, MLMC and Sabine supply lignite coal for power generation. Bisti and Camino Real supply sub-bituminous and bituminous coal, respectively, for power generation. Caddo Creek and Demery supply lignite coal for the production of activated carbon. Each of these mines deliver their coal production to adjacent or nearby power plants, synfuels plants or activated carbon processing facilities under long-term supply contracts. With the exception of Camino Real, each mine is the exclusive supplier of coal to its customers' facilities. Camino Real’s customer takes all coal produced by the mine but also purchases additional coal from other suppliers.

This segment has a strong history of customer retention due to the long-term nature of its contracts and the proximity of the Company’s mines to its customers’ facilities. With the exception of Camino Real, whose contract expires in 2021 but has renewal provisions, other contract expiration dates range from 2022 through 2045. The contract that expires in 2022 may be extended for three additional periods of five years each, or until 2037, at the Company’s option.

At all operating coal mines other than MLMC, the Company is paid a management fee per ton of coal or heating unit (MMBtu) delivered. Each contract specifies the indices and mechanics by which fees change over time, generally in line with broad measures of U.S. inflation. The customers are responsible for funding all mine operating costs, including final mine reclamation, and directly or indirectly provide all of the capital required to build and operate the mine. This contract structure eliminates exposure to spot coal market price fluctuations while providing steady income and cash flow with minimal capital investment. Other than at Coyote Creek, debt financing provided by or supported by the customers is without recourse to NACCO and NACoal. See Note 17 to the Consolidated Financial Statements in this Form 10-K for further discussion of Coyote Creek's guarantees.

All operating coal mines other than MLMC meet the definition of a variable interest entity (“VIE”). In each case, NACCO is not the primary beneficiary of the VIE as it does not exercise financial control; therefore, NACCO does not consolidate the results of these operations within its financial statements. Instead, these contracts are accounted for as equity method investments. The income before income taxes associated with these VIE's is reported as Earnings of unconsolidated operations on the Consolidated Statements of Operations and the Company’s investment is reported on the line Investments in Unconsolidated Subsidiaries in the Consolidated Balance Sheets. The mines that meet the definition of a VIE are referred to collectively as the “Unconsolidated Subsidiaries.” For tax purposes, the Unconsolidated Subsidiaries are included within the NACCO consolidated U.S. tax return; therefore, the income tax expense line on the Consolidated Statements of Operations includes income taxes related to these entities. The contracts for certain of the Company's Unconsolidated Subsidiaries permit or obligate the customer under some conditions to acquire the assets or stock of the subsidiary for an amount roughly equal to book value.

The MLMC contract is the only operating coal contract in which the Company is responsible for all operating costs, capital requirements and final mine reclamation; therefore, MLMC is consolidated within NACCO’s financial statements. MLMC sells coal to its customer at a contractually agreed-upon price which adjusts monthly, primarily based on changes in the level of established indices which reflect general U.S. inflation rates. Profitability at MLMC is affected by customer demand for coal, changes in the indices that determine sales price and actual costs incurred. As diesel fuel is heavily weighted among the indices used to determine the coal sales price, the persistence of low diesel fuel prices can negatively affect earnings at MLMC.

MLMC delivers coal to the Red Hills Power Plant in Ackerman, Mississippi. The Red Hills Power Plant supplies electricity to the Tennessee Valley Authority ("TVA") under a long-term Power Purchase Agreement ("PPA"). MLMC’s contract with its customer runs through 2032. TVA’s power portfolio includes coal, nuclear, hydroelectric, natural gas and renewables. The decision of which power plants to dispatch is determined by TVA.

Centennial Natural Resources (“Centennial”), located in Alabama, ceased coal production at the end of 2015. Since 2015, the Company has sold or transferred certain Centennial equipment and mineral reserves. The Company continues to evaluate strategies for the remaining mineral reserves and a dragline, which have no remaining book value. Cash expenditures related to mine reclamation at Centennial will continue until mine reclamation is complete, or ownership of, or responsibility for, the remaining mines is transferred. Centennial is a consolidated entity within the Coal Mining segment as the Company is responsible for carrying costs and final mine reclamation.

The coal reserves at Coteau, Falkirk, Coyote, MLMC and Centennial are owned or controlled by the Company. The coal reserves at all other mines are owned or controlled by the respective mine’s customer. Total coal reserves approximate 2.0 billion tons (including the unconsolidated coal mining subsidiaries), with approximately 1.1 billion tons committed to customers pursuant to long-term contracts.

The Company performs contemporaneous reclamation activities at each mine in the normal course of operations. Under all of the Unconsolidated Subsidiaries’ contracts, the customer has the obligation to fund final mine reclamation activities. Under certain contracts, the Unconsolidated Subsidiary holds the mine permit and is therefore responsible for final mine reclamation activities. To the extent the Unconsolidated Subsidiary performs such final reclamation, it is compensated for providing those services in addition to receiving reimbursement from customers for costs incurred.

The contracts under which certain of the Unconsolidated Subsidiaries operate provide that, under certain conditions, including default, the customer(s) involved may elect or be obligated to acquire the assets (subject to the liabilities) or the capital stock of the Coal Mining subsidiary for an amount effectively equal to book value. The Company does not know of any conditions of default that currently exist.

North American Mining Segment
The NAMining segment provides value-added contract mining and other services for producers of aggregates, lithium and other minerals. The segment is a primary platform for the Company’s growth and diversification outside of the coal industry. NAMining provides contract mining services for independently owned mines and quarries, creating value for its customers by performing the mining aspects of its customers’ operations. This allows customers to focus on their areas of expertise: materials handling and processing, product sales and distribution. NAMining operates primarily at limestone quarries in Florida, but is focused on expanding outside of Florida and into mining materials other than limestone. During 2019, the Company entered into a mining agreement to serve as exclusive contract miner for the Thacker Pass lithium project in northern Nevada. NAMining utilizes both fixed price and management fee contract structures.

Minerals Management Segment
The Minerals Management segment promotes the development of the Company’s oil, gas and coal reserves, generating income primarily from royalty-based lease payments from third parties. The Company’s gas, oil and undeveloped coal reserves are located in Ohio (Utica and Marcellus shale natural gas), Louisiana (Haynesville shale and Cotton Valley formation natural gas), Mississippi (coal), Pennsylvania (coal, coalbed methane and Marcellus shale natural gas), Alabama (coal and coalbed methane and natural gas) and North Dakota (coal).

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

Customers
The principal customers of the Coal Mining segment are electric utilities, an independent power provider and producers of activated carbon.

The principal customers of the NAMining segment are limestone producers. In addition, NAMining will serve as exclusive contract miner for the Thacker Pass lithium project in northern Nevada.

The Minerals Management segment generates income primarily from royalty-based lease payments from oil, gas and coal producers.

In 2019, two customers and an oil and gas lessee individually accounted for more than 10% of consolidated revenue. In 2018 and 2017, two customers individually accounted for more than 10% of consolidated revenue. The following represents the revenue attributable to each of these entities as a percentage of consolidated revenue for those years:

		Percentage of Consolidated Revenue
Customer	Segment	2019	2018	2017
Choctaw Generation Limited Partnership, LLLP	Coal Mining	48%	60%	60%
CEMEX	NAMining	21%	20%	18%
Ascent Resources	Minerals Management	12%	n/a	n/a

The loss of either of these customers or the lessee could have a material adverse effect on the results of operations attributable to the applicable segment and on the Company's consolidated results of operations.

In addition to the customers listed above, the Company has certain subsidiaries that meet the definition of a VIE. NACCO is not the primary beneficiary of the VIE as it does not exercise financial control; therefore, NACCO does not consolidate the results of these operations within its financial statements. Instead, these contracts are accounted for as equity method investments. For the year ended December 31, 2019, the Coal Mining segment derived approximately 60% of the Earnings of Unconsolidated Operations from two customers, Basin Electric Power Cooperative and Great River Energy. The loss of either of these contracts could have a material adverse effect on the Earnings of Unconsolidated Operations of the Coal Mining segment and a material adverse effect on the Company's consolidated results of operations.

Competition
The Company has a strong history of customer retention due to the long-term nature of its contracts and the proximity of the Company’s coal mines to its customers’ facilities. The coal mines are directly adjacent to the customer’s property, with economical delivery methods that include conveyor belt delivery systems linked to the customer’s facilities or short-haul rail systems. All of the mines in the Coal Mining segment are the most economical suppliers to each of their respective customers as a result of transportation advantages over competitors. In addition, the customers' facilities were specifically designed to use the coal being mined.

The coal industry competes with other sources of energy, particularly oil, gas, hydro-electric power and nuclear power. In addition, it competes with subsidized sources of energy, primarily wind and solar. Among the factors that affect competition are the price and availability of oil and natural gas, environmental and related political considerations, the time and expenditures required to develop new energy sources, the cost of transportation, the cost of compliance with governmental regulations, the impact of federal and state energy policies, the impact of subsidies on renewable pricing and the Company's customers' dispatch decisions, which may take into account carbon dioxide emissions. The ability of the Coal Mining Segment to maintain comparable levels of coal production at existing facilities and to market and develop its reserves will depend upon the interaction of these factors.

Electricity generating units are chosen to run primarily based on operating costs, of which fuel costs account for the largest share. Sustained low natural gas prices have resulted in an increase in electricity generated from natural gas leading to a decline in the use of coal-fired capacity in the United States. Natural gas-fired power plants have the most potential to continue to displace coal-fired electric baseload power generation in the near term. There also continues to be an increase in the amount of electricity generated by wind and solar.  As an example, the Company estimates wind capacity in North Dakota has increased over 60% since 2015 to approximately 3,600 megawatts and wind developers have expressed an interest in building more than 7,000 megawatts of additional wind generation in North Dakota over the next several years. Federal and state mandates for increased use of electricity derived from renewable energy sources have also negatively affected demand for coal. Such mandates, combined with other incentives to use renewable energy sources, such as tax credits, make alternative fuel sources competitive with coal. The power plants the Coal Mining segment supplies are generally younger and more efficient, with better environmental controls than most plants that have closed in recent years. The Coal Mining segment's customers continue to invest in efficiency and environmental upgrades to their facilities. Because the Coal Mining segment's customers’ power plants are competitive suppliers of electricity in their respective dispatch areas, the Company considers its surface coal mining operations to be well positioned relative to most other mines servicing coal-fired generating units.

Based on industry information, the Company believes it was one of the ten largest coal producers in the U.S. in 2019 based on total coal tons produced.

NAMining faces competition, primarily from aggregates producers which choose to self-perform mining operations.

Seasonality
The Company has experienced limited variability in its results due to the effect of seasonality; however, variations in coal demand can occur as a result of the timing and duration of planned or unplanned outages at customers' facilities. Variations in coal demand can also occur as a result of changes in market prices of competing fuels such as natural gas, wind and solar power and demand for electricity, which can fluctuate based on changes in weather patterns. The NAMining segment extracts a significant amount of the annual limestone produced in Florida. The Florida construction industry can be affected by the cyclicality of the economy and seasonal weather conditions, both of which can result in variations in limestone demand. The Minerals Management segment derives income from royalty-based leases under which lessees make payments to the Company based on their sale of natural gas and, to a lesser extent, oil and coal, extracted primarily by third parties. Natural gas wells have high initial production rates and follow a natural decline before settling into relatively stable, long-term production. Decline rates can vary due to factors like well depth, well length, formation pressure, and facility design. In addition to the natural production decline curve, royalty income can fluctuate favorably or unfavorably in response to a number of factors outside of the Company's control, including the number of wells being operated by third parties, fluctuations in commodity prices (primarily natural gas), fluctuations in production rates associated with operator decisions, regulatory risks, the Company's lessees' willingness and ability to incur well-development and other operating costs, and changes in the availability and continuing development of infrastructure.

Employees
As of December 31, 2019, the Company and its subsidiaries had approximately 2,400 employees, including approximately 2,000 employees at the Company’s unconsolidated mining operations of which 282 are represented by a union at Bisti. NACCO believes its current labor relations with both union and non-union employees are satisfactory.

Available Information
The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports available, free of charge, through its website, www.nacco.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The content of the Company's website is not incorporated by reference into this Form 10-K or in any other report or document filed with the SEC, and any reference to the Company's website is intended to be inactive textual references only.

Under Rule 12b-2 of the Exchange Act, the Company qualifies as a “smaller reporting company” because its public float as of the last business day of the Company’s most recently completed second quarter was less than $250 million. For as long as the Company remains a “smaller reporting company,” it may take advantage of certain exemptions from the SEC’s reporting requirements that are otherwise applicable to public companies that are not smaller reporting companies.

The location, mine type, reserve data, coal quality characteristics, sales tonnage and contract expiration date for the Coal Mining segment were as follows:

COAL MINING OPERATIONS ON AN “AS RECEIVED” BASIS

		2019						2018
		Proven and Probable Reserves (a)(b)
		Committed Under Contract	Uncommitted	Total	Tons Delivered (Millions)	Owned Reserves (%)	Leased Reserves (%)	Total Committed and Uncommitted (Millions of Tons)	Tons Delivered (Millions)	Contract Expires
Mine/Reserve	Type of Mine	(Millions of Tons)
Unconsolidated Mines
Freedom Mine (c)- The Coteau Properties Company	Surface Lignite	432.8	—	432.8	13.5	3%	97%	444.5	14.2	2022	(d)
Falkirk Mine (c)- The Falkirk Mining Company	Surface Lignite	375.7	—	375.7	7.4	1%	99%	373.6	8.4	2045
South Hallsville No. 1 Mine (c)(e)- The Sabine Mining Company	Surface Lignite	63.1	39.5	102.6	2.6	(e)	(e)	(e)	3.8	2035
Five Forks Mine (c)(e)- Demery Resources Company, LLC	Surface Lignite	4.9	—	4.9	0.1	(e)	(e)	(e)	0.2	2030
Marshall Mine (c)(e)- Caddo Creek Resources Company, LLC	Surface Lignite	5.8	13.4	19.2	0.2	(e)	(e)	(e)	0.2	2044
Eagle Pass Mine (c)(e)- Camino Real Fuels, LLC	Surface Bituminous	3.8	11.8	15.6	1.5	(e)	(e)	(e)	2.1	2021
Coyote Creek Mine (c)- Coyote Creek Mining Company, LLC	Surface Lignite	69.6	—	69.6	1.7	0%	100%	72.2	2.5	2040
Navajo Mine (c)(f)- Bisti Fuels Company	Surface Sub-bituminous	(f)	(f)	(f)	5.0	(f)	(f)	(f)	4.1	2031
Consolidated Mines
Red Hills Mine- Mississippi Lignite Mining Company	Surface Lignite	106.0	134.0	240.0	2.6	44%	56%	231.3	3.0	2032
Centennial Natural Resources	Surface Bituminous	—	43.0	43.0	—	40%	60%	50.0	—	(g)
Total Developed		1,061.7	241.7	1,303.4	34.6			1,171.6	38.5
Undeveloped Mines									.
North Dakota		—	243.9	243.9	—		100%	243.7	—
Texas		—	222.5	222.5	—		100%	222.5	—
Eastern (h)		—	41.0	41.0	—		100%	41.0	—
Mississippi		—	188.2	188.2	—		100%	187.8	—
Total Undeveloped		—	695.6	695.6	—			695.0	—
Total Developed/Undeveloped		1,061.7	937.3	1,999.0				1,866.6

					Average Coal Quality (As received)
Mine/Reserve	Type of Mine	Coal Formation or Coal Seam(s)	Average Seam Thickness (feet)	Average Depth (feet)	BTUs/lb	Sulfur (%)	Ash (%)	Moisture (%)
Unconsolidated Mines
Freedom Mine (c)- The Coteau Properties Company	Surface Lignite	Beulah-Zap Seam	18	130	6,700	0.90%	9%	36%
Falkirk Mine (c)- The Falkirk Mining Company	Surface Lignite	Hagel A&B, Tavis Creek Seams	8	90	6,200	0.62%	11%	38%
South Hallsville No. 1 Mine (c)(e)- The Sabine Mining Company	Surface Lignite	Wilcox Formation	2.7	94	6,453	1.29%	16.6%	33%
Five Forks Mine (c)(e)- Demery Resources Company, LLC	Surface Lignite	Wilcox Formation I Seam	4.5	45	6,940	0.44%	8.8%	37%
Marshall Mine (c)(e)- Caddo Creek Resources Company, LLC	Surface Lignite	Wilcox Formation A Seam	3.1	62	7,152	0.54%	9.17%	34%
Eagle Pass Mine (c)(e)- Camino Real Fuels, LLC	Surface Bituminous	Olmos Formation	5.5	50	6,700	1.00%	40%	11%
Coyote Creek Mine (c)- Coyote Creek Mining Company, LLC	Surface Lignite	Beulah-Zap Seam	10	95	6,900	0.98%	8%	36%
Navajo Mine (c)(f)- Bisti Fuels Company	Surface Sub-bituminous	(f)	(f)	(f)	(f)	(f)	(f)	(f)
Consolidated Mines
Red Hills Mine- Mississippi Lignite Mining Company	Surface Lignite	C, D, E, F, G, H Seams	3.6	150	5,200	0.60%	14%	43%
Centennial Natural Resources	Surface Bituminous	Black Creek, New Castle, Mary Lee, Jefferson, American, Nickel Plate, Pratt Seams	1.75	178	13,226	2.00%	10%	4%
Undeveloped Mines
North Dakota	—	Fort Union Formation	13	130	6,500	0.8%	8%	38%
Texas	—	Wilcox Formation	5	120	6,800	1.0%	16%	30%
Eastern	—	Freeport & Kittanning Seams	4	400	12,070	3.3%	12%	3%
Mississippi	—	Wilcox Formation	5	130	5,200	0.6%	13%	44%

(a)
Committed and uncommitted tons represent in-place estimates. The projected extraction loss is approximately 10% of the proven and probable reserves, except with respect to the Eastern Undeveloped Mines, in which case the projected extraction loss is approximately 50% of the proven and probable reserves.

(b)
The Company's reserve estimates are generally based on the entire drill hole database for each reserve, which was used to develop a geologic computer model using triangulation methods and inverse distance to the second power as an interpolator for NACCO's reserves. As such, all reserves are considered proven (measured) within the Company's reserve estimate. None of the Company's coal reserves have been reviewed by independent experts. The Company’s estimate of the economic viability of the proven and probable reserve estimates for tons committed to customers pursuant to long-term contracts are supported by existing long-term contracts to mine coal on behalf of customers and life-of-mine plans associated with those contracts. The contracts with each customer of the Unconsolidated Mines eliminate Company exposure to spot coal market price fluctuations. At the Unconsolidated Mines, compensation from each customer to the Company includes reimbursement of all mine operating costs plus a contractually agreed fee based on the amount of coal delivered. Red Hills Mine - MLMC sells coal to its customer at a contractually agreed-upon price which adjusts monthly, primarily based on changes in the level of established indices which reflect general U.S. inflation rates. MLMC is the exclusive supplier of coal to its customer’s power plant under its contract that runs through 2032. The Company’s assessment of the economic viability of the mineral reserves associated with MLMC takes into account estimated customer demand, including the minimum annual take provision in the contract, as well as cost of production. The economic viability of the uncommitted reserves assumes coal would be mined in a mine-mouth operation that minimizes or eliminates transportation costs and under contract terms, which are similar to those contained in the Company’s existing long-term management fee contracts, or leased to other miners. The majority of the Company’s uncommitted reserves are located in close proximity to power generation or other facilities, which could allow a mine-mouth operation. Lessees of this coal generally would mine the coal if the coal sale price would exceed the lessee operating costs. As to coal mined and sold by lessees, the Company would receive a royalty based on a percentage of the sale price. See footnote (h) for coal reserves currently leased to others.

(c)	The contracts for these mines require the customer to cover the cost of the ongoing replacement and upkeep of the plant and equipment of the mine.

(d)	Although the term of the existing coal sales agreement terminates in 2022, the term may be extended for three additional periods of five years, or until 2037, at the option of the Company.

(e)	These reserves are owned or controlled by customers. The Company conducts activities to extract these customer-owned and controlled reserves pursuant to long-term service contracts.

(f)
These reserves are owned or controlled by Bisti's customer and it controls proven and probable reserve data. Bisti’s customer declined to allow us to include the proven and probable reserve data in this Form 10-K. The Company conducts activities to extract these customer-owned and controlled reserves pursuant to a long-term service contract.

(g)	Centennial ceased active mining operations at the end of 2015.

(h)
The proven and probable reserves included in the table do not include coal that is leased to others. The Company had 70.0 million tons and 71.4 million tons in 2019 and 2018, respectively, of Eastern Undeveloped Mines with leased coal committed under contract.

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
The Freedom Mine, operated by Coteau, is located approximately 90 miles northwest of Bismarck, North Dakota. The main entrance to the Freedom Mine is accessed by means of a paved road and is located on County Road 15. Coteau holds 310 leases granting the right to mine approximately 33,599 acres of coal interests and the right to utilize approximately 22,939 acres of surface interests. In addition, Coteau owns in fee 33,525 acres of surface interests and 4,107 acres of coal interests. Substantially all of the leases held by Coteau were acquired in the early 1970s and have been replaced with new leases or have lease terms for a period sufficient to meet Coteau’s contractual production requirements.
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
The Falkirk Mine, operated by Falkirk, is located approximately 50 miles north of Bismarck, North Dakota on a paved access road off U.S. Highway 83. Falkirk holds 307 leases granting the right to mine approximately 45,997 acres of coal interests and the right to utilize approximately 24,300 acres of surface interests. In addition, Falkirk owns in fee 39,844 acres of surface interests and 1,270 acres of coal interests. Substantially all of the leases held by Falkirk were acquired in the early 1970s with initial terms that have been further extended by the continuation of mining operations.
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

South Hallsville No. 1 Mine — The Sabine Mining Company
The South Hallsville No. 1 Mine generally produces between 2.5 million and 3.5 million tons of lignite coal annually. The mine started delivering coal in 1985. All production from the mine is delivered to Southwestern Electric Power Company's Henry W. Pirkey Plant.
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
Marshall Mine — Caddo Creek Resources Company, LLC
The Marshall Mine, operated by Caddo Creek, began delivering coal in 2014 and is located approximately ten miles south of Marshall, Texas on FM-1186. Access to the Marshall Mine is by means of a paved road. Caddo Creek has no title, claim, lease or option to acquire any of the reserves at the Marshall Mine. Caddo Creek's customer, Marshall Mine, LLC, controls all of the reserves within the Marshall Mine.
Eagle Pass Mine — Camino Real Fuels, LLC

The Eagle Pass Mine, operated by Camino Real, began delivering coal in 2015 to Camino Real's customer, Dos Republicas Coal Partnership. The Eagle Pass Mine produces between 1.0 million and 2.0 million tons of bituminous coal annually.

Eagle Pass Mine is located approximately six miles north of Eagle Pass, Texas on State Highway 1588. Access to the Eagle Pass Mine is by means of a paved road. Camino Real has no title, claim, lease or option to acquire any of the reserves at the Eagle Pass Mine. Camino Real's customer, Dos Republicas Coal Partnership, controls all of the reserves within the Eagle Pass Mine.
Liberty Mine — Liberty Fuels Company, LLC

In 2017, Mississippi Power instructed Liberty to permanently cease all mining and delivery of lignite and to commence mine reclamation. The terms of the contract specified that Mississippi Power was responsible for all mine closure costs and Liberty receives compensation for providing mine reclamation services. As of December 31, 2019, the mine areas have been reclaimed and final mine reclamation activities, primarily monitoring, will continue until final bond release.
Coyote Creek Mine - Coyote Creek Mining Company, LLC

In 2016, the Coyote Creek Mine began delivering coal to the Coyote Station owned by Otter Tail Power Company, Northern Municipal Power Agency, Montana-Dakota Utilities Company and Northwestern Corporation. The Coyote Creek Mine generally produces approximately 1.5 million to 2.5 million tons of lignite coal annually when Coyote Station is operating at anticipated levels.

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
Navajo Mine - Bisti Fuels Company, LLC

Bisti has been the contract miner at NTEC's Navajo Mine since 2017. Bisti generally delivers approximately 5.0 million tons of sub-bituminus coal to the Four Corners Power Plant when the plant is operating at anticipated levels.

The Navajo Mine is located approximately 25 miles southwest of Farmington, New Mexico, off Indian Service Road 3005, and is on the Navajo Nation. Access to the Navajo Mine is by means of a paved road. Bisti has no title, claim, lease or option to acquire any of the reserves at Navajo Mine. NTEC, a wholly-owned limited liability company of The Navajo Nation, controls all of the reserves within the Navajo Mine.
Consolidated Mines
Red Hills Mine — Mississippi Lignite Mining Company
The Red Hills Mine generally produces between 2 million and 3 million tons of lignite coal annually. The Red Hills Mine started delivering coal in 2000. All production from the mine is delivered to its customer's Red Hills Power Plant.
The Red Hills Mine, operated by MLMC, is located approximately 120 miles northeast of Jackson, Mississippi. The entrance to the mine is by means of a paved road located approximately one mile west of Highway 9. MLMC owns in fee approximately 6,840 acres of surface interest and 3,950 acres of coal interests. MLMC holds leases granting the right to mine approximately 6,149 acres of coal interests and the right to utilize approximately 5,768 acres of surface interests. MLMC holds subleases under which it has the right to mine approximately 1,545 acres of coal interests. The majority of the leases held by MLMC were originally acquired during the mid-1970s to the early 1980s with terms extending 50 years, many of which can be further extended by the continuation of mining operations.
The lignite deposits of the Gulf Coast are found primarily in a narrow band of strata that outcrops/subcrops along the margin of the Mississippi Embayment. The potentially exploitable tertiary lignites in Mississippi are found in the Wilcox Group. The outcropping Wilcox is composed predominately of non-marine sediments deposited on a broad flat plain.
Centennial Natural Resources
Centennial ceased active mining operations at the end of 2015. Centennial and its affiliate, NACRC, own in fee approximately 5,602 acres of coal interests and approximately 2,323 acres of surface interests in Alabama. Centennial holds leases in Alabama granting the right to mine approximately 7,269 acres of coal interests and the right to utilize approximately 8,535 acres of surface interests. The majority of the leases held by Centennial were originally acquired between 2000 and 2012 with terms that can be extended by the continuation of mining activities.

North American Mining
NAMining primarily operates and maintains draglines to mine limestone and sand at the following mines in Florida and Virginia pursuant to mining services agreements with the mine owners:

Location Name	Location	Customer	Year NACCO Started Operations
White Rock — North	Miami	WRQ	1995
Krome	Miami	Cemex	2003
Alico	Ft. Myers	Cemex	2004
FEC	Miami	Cemex	2005
White Rock — South	Miami	WRQ	2005
SCL	Miami	Cemex	2006
Card Sound	Florida City	Cemex	2009
Central State Aggregates	Zephyrhills	McDonald Group	2016
Mid Coast Aggregates	Sumter County	McDonald Group	2016
West Florida Aggregates	Hernando County	McDonald Group	2016
St. Catherine	Sumter County	Cemex	2016
Center Hill	Sumter County	Cemex	2016
Inglis	Crystal River	Cemex	2016
Titan Corkscrew	Ft. Myers	Titan America	2017
Palm Beach Aggregates	Loxahatchee	Palm Beach Aggregates	2017
Perry	Lamont	Martin Marietta	2018
SDI Aggregates	Florida City	Blue Water Industries	2018
Queensfield	King William County, VA	King William Sand and Gravel Company, Inc.	2018
County Line	Pasco County	K&M Pasco 130 Holdings, LLC	2019
Newberry	Alachua County	Argos USA, LLC	2019
NAMining's customers control all of the limestone and sand reserves within their respective mines.
Access to the White Rock mine is by means of a paved road from 122nd Avenue.
Access to the Krome mine is by means of a paved road from Krome Avenue.
Access to the Alico mine is by means of a paved road from Alico Road.
Access to the FEC mine is by means of a paved road from NW 118th Avenue.
Access to the SCL mine is by means of a paved road from NW 137th Avenue.
Access to the Card Sound mine is by means of a paved road from SW 408th Street.
Access to the Central State Aggregates mine is by means of a paved road from Yonkers Boulevard.
Access to the Mid Coast Aggregates mine is by means of a paved road from State Road 50.
Access to the West Florida mine is by means of a paved road from Cortez Boulevard.
Access to the St. Catherine mine is by means of a paved road from County Road 673.
Access to the Center Hill mine is by means of a paved road from West Kings Highway.
Access to the Inglis mine is by means of a paved road from Highway 19 South.
Access to the Titan Corkscrew mine is by means of a paved road from Corkscrew Road.
Access to the Palm Beach Aggregates mine is by means of a paved road from State Road 80.
Access to the Perry mine is by means of paved road from Nutall Rise Road.
Access to the SDI Aggregates mine is by means of paved road from SW 167th AVE.

Access to the Queensfield Mine is by means of paved road from Dabney's Mill Road (SR 604).
Access to the County Line mine is by means of paved road from 18744 County Line Road.
Access to the Newberry mine is by means of paved road from NW County Road 235 (CR 235).
NAMining has no title, claim, lease or option to acquire any of the reserves at any of the mines where it provides services.
General Information
Leases. The leases held by Coteau, Coyote Creek, Falkirk and MLMC have a variety of continuation provisions, but generally permit the leases to be continued beyond their fixed terms. Centennial holds the mining rights to the reserves within its mines through fee ownership, and leases and licenses from the coal and surface owners. NACCO expects coal will be available to meet customers' future production requirements utilizing land and reserves that are currently owned or leased or accessible through ownership acquisition or new leases.
Previous Operators. There were no previous operators of the Freedom Mine, Falkirk Mine, South Hallsville No. 1 Mine, Five Forks Mine, Marshall Mine, Eagle Pass Mine, Liberty Mine, Coyote Creek Mine or Red Hills Mine. NTEC's Navajo Mine was previously operated by a third party.
Exploration and Development. All coal mines are well past the exploration stage. With the exceptions of Centennial and Liberty, additional pit development is under way at each mine. Drilling programs are routinely conducted for the purpose of refining guidance related to ongoing operations. For example, at the Red Hills Mine, the lignite coal reserve has been defined by a drilling program that is designed to provide 500-foot spaced drill holes for areas anticipated to be mined within six years of the current pit. Drilling beyond the six-year horizon ranges from 1,000 to 2,000-foot centers. Drilling is conducted annually to stay current with the advance of mining operations. Geological evaluation is in process at all operating locations.
Facilities and Equipment. The facilities and equipment for each of the coal mines are maintained to allow for safe and efficient operation. The equipment is well maintained, in good physical condition and is either updated or replaced periodically with newer models or upgrades available to keep up with modern technology. As equipment wears out, the mines evaluate what replacement option will be the most cost-efficient, including the evaluation of both new and used equipment, and proceed with that replacement. The majority of electrical power for the draglines, shovels, coal crushers, coal conveyors and facilities generally is provided by the power generation customer for the applicable mine. Electrical power for the Sabine facilities is provided by Upshur Rural Electric Co-op. Electrical power for the Sabine dragline operating in the South Marshall permit area is provided by Southwestern Electric Power Company. Electrical power for the draglines operating in Sabine's Rusk permit area is provided by Rusk County Electric Co-op. Electrical power for the MLMC draglines and shovels is provided by 4-County Electric Power Association. The remainder of the equipment generally is powered by diesel fuel or gasoline.

The mining method and total cost of the property, plant and equipment, net of applicable accumulated amortization, depreciation and impairment as of December 31, 2019 is set forth in the chart below:

Location	Mining Method	Total Historical Cost of Mine Property, Plant and Equipment (excluding Coal Land, Real Estate and Construction in Progress), Net of Applicable Accumulated Amortization, Depreciation and Impairment
		(in millions)
Unconsolidated Mining Operations
Freedom Mine — The Coteau Properties Company	Dragline operation with 3 draglines	$86.6
Falkirk Mine — The Falkirk Mining Company	Dragline operation with 4 draglines	$49.0
South Hallsville No. 1 Mine — The Sabine Mining Company	Dragline operation with 4 draglines	$113.7
Five Forks Mine — Demery Resources Company, LLC	Truck-shovel operation	$—
Marshall Mine — Caddo Creek Resources Company, LLC	Dragline operation with 1 dragline	$—
Eagle Pass Mine — Camino Real Fuels, LLC	Truck-shovel operation	$—

Coyote Creek Mine — Coyote Creek Mining Company, LLC	Dragline operation with 1 dragline	$149.9
Navajo Mine — Bisti Fuels Company, LLC	Dragline operation with 2 draglines	$—
Consolidated Mining Operations
Red Hills Mine — Mississippi Lignite Mining Company	Dragline operation with 1 dragline	$57.8
NAMining	(a)	$10.9
Other	N/A	$1.2
(a) During 2019, NAMining operated 31 draglines at 20 quarries. Of the 31 draglines, 5 are owned by the Company and 26 are owned by customers. The mining process at the limestone mines involves excavating limestone from a water-filled quarry utilizing draglines. The excavated limestone is transported and processed by the customer.
Predominantly all of Bisti, Caddo Creek, Camino Real and Demery's machinery and equipment is owned by the customer of the respective mines.

All of the Company’s coal mines are surface mines that are located adjacent to, or nearby, the customer’s power plant, synfuels plant or activated carbon facility. Overburden, the material between the surface of the land and the coal seam, is removed using draglines, dozers and/or trucks and shovels, including electric rope shovels. Coal is then extracted and loaded onto haul trucks using surface miners, excavators, dozers, scrapers, backhoes and other machinery and equipment. Coal is taken to a stockpile or delivered directly to customers via conveyor or short haul rail. After mining, draglines and/or trucks and shovels are used to backfill the overburden that was removed at the beginning of the process to allow for site reclamation.

Government Regulation
The Company's operations are subject to various federal, state and local laws and regulations on matters such as employee health and safety, and certain environmental laws relating to, among other matters, the reclamation and restoration of coal mining properties, air pollution, water pollution, the disposal of wastes and effects on groundwater. In addition, the electric power generation industry is subject to extensive regulation regarding the environmental impact of its power generation activities that could affect demand for coal from the Company's Coal Mining segment.
Numerous governmental permits and approvals are required for coal mining operations. The Company's subsidiaries hold or will hold the necessary permits at all of its coal mining operations except Demery, Caddo Creek, Bisti and Camino Real, where the customers hold the respective permits. The Company believes, based upon present information provided to it by these third-party mine permit holders, that these third parties have all permits necessary for the Company to operate Caddo Creek, Demery, Bisti and Camino Real; however, the Company cannot be certain that these third parties will be able to maintain all such permits in the future.

At the coal mining operations where the Company's subsidiaries hold the permits, the Company is required to prepare and present to federal, state or local governmental authorities data pertaining to the effect or impact that any proposed exploration for or production of coal may have upon the environment and public and employee health and safety.
Some laws, as discussed below, place many requirements on the coal mining operations and the limestone quarries where the Company provides services. Federal and state regulations require regular monitoring of the Company's operations to ensure compliance.
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
Environmental Laws
The Company's coal mining operations are subject to various federal environmental laws, as amended, including:

•	the Surface Mining Control and Reclamation Act of 1977 (“SMCRA”);

•	the Clean Air Act, including amendments to that act in 1990 (“CAA”);

•	the Clean Water Act of 1972 (“CWA”);

•	the Resource Conservation and Recovery Act ("RCRA"); and

•	the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA").
In addition to these federal environmental laws, various states have enacted environmental laws that provide for higher levels of environmental compliance than similar federal laws. These state environmental laws require reporting, permitting and/or approval of many aspects of coal mining operations. Both federal and state inspectors regularly visit mines to enforce compliance. The Company has ongoing training, compliance and permitting programs to ensure compliance with such environmental laws.
Surface Mining Control and Reclamation Act
SMCRA establishes mining, environmental protection and reclamation standards for all aspects of surface coal mining operations. Where state regulatory agencies have adopted federal mining programs under SMCRA, the state becomes the primary regulatory authority. With the exception of the Navajo Nation in New Mexico, which is directly regulated by the Office of Surface Mining Reclamation and Enforcement ("OSMRE") under their Indian Lands Program, all of the states where the Company has active coal mining operations have achieved primary control of enforcement through federal authorization under SMCRA.
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
Although mining permits have stated expiration dates, SMCRA provides for a right of successive renewal. The cost of obtaining surface mining permits can vary widely depending on the quantity and type of information that must be provided to obtain the permits; however, the cost of obtaining a permit is usually between $1,000,000 and $5,000,000, and the cost of obtaining a permit renewal is usually between $15,000 and $100,000.
The Abandoned Mine Land Fund, which is provided for by SMCRA, imposes a fee on certain coal mining operations. The proceeds are intended to be used principally to reclaim mine lands closed prior to 1977. In addition, the Abandoned Mine Land Fund also makes transfers annually to the United Mine Workers of America Combined Benefit Fund (the “Fund”), which provides health care benefits to retired coal miners who are beneficiaries of the Fund. The fee is currently $0.08 per ton on lignite coal produced and $0.28 per ton on other surface-mined coal.
SMCRA establishes operational, reclamation and closure standards for surface coal mines. The Company accrues for the costs of current mine disturbance and final mine closure, including the cost of treating mine water discharges, at mines where the Company's subsidiaries hold the mining permit. These obligations are unfunded, with the exception of the final mine closure costs for the Coyote Creek Mine, which are being funded throughout the production stage.

SMCRA stipulates compliance with many other major environmental programs, including the CAA and CWA. The U.S. Army Corps of Engineers regulates activities affecting navigable waters, and the U.S. Bureau of Alcohol, Tobacco and Firearms regulates the use of explosives for blasting. In addition, the U.S. Environmental Protection Agency (the “EPA”), the U.S. Army Corps of Engineers and the OSMRE are engaged in a series of rulemakings and other administrative actions under the CWA and other statutes that are directed at reducing the impact of coal mining operations on water bodies.
The Company does not believe there is any significant risk to the Company's subsidiaries ability to maintain its existing mining permits or its ability to acquire future mining permits for its mines.
Clean Air Act and Affordable Clean Energy Rule ("ACE")

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

States are required to submit to the EPA revisions to their state implementation plans ("SIPs") that demonstrate the manner in which the states will attain national ambient air quality standards ("NAAQS") every time a NAAQS is issued or revised by the EPA. The EPA has adopted NAAQS for several pollutants, which continue to be reviewed periodically for revisions. When the EPA adopts new, more stringent NAAQS for a pollutant, some states have to change their existing SIPs. If a state fails to revise its SIP and obtain EPA approval, the EPA may adopt regulations to effect the revision. Coal mining operations and coal-fired power plants that emit particulate matter or other specified material are, therefore, affected by changes in the SIPs. Through this process over the last few years, the EPA has reduced the NAAQS for particulate matter, ozone, and nitrogen oxides. The Company's coal mining operations and power generation customers may be directly affected when the revisions to the SIPs are made and incorporate new NAAQS for sulfur dioxide, nitrogen oxides, ozone and particulate matter. In March 2019, the EPA published a final rule that retains the current primary (health-based) NAAQS for sulfur oxides (SOx) without revision. The current primary standard is set at a level of 75 parts per billion, as the 99th percentile of daily maximum 1-hour SO2 concentrations, averaged over 3 years. In mid-2011, the EPA finalized the Cross-State Air Pollution Rule ("CSAPR") to address interstate transport of pollutants. This affects states in the eastern half of the U.S. and Texas. This rule imposes additional emission restrictions on coal-fired power plants to attain ozone and fine particulate NAAQS. The EPA began implementation of the rule in 2015, when Phase I emission reductions in sulfur dioxide and nitrogen dioxide became effective. Phase II reductions became effective in 2017. In 2016, the EPA mandated additional reductions in nitrogen oxide emissions. The U.S. Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") remanded the CSAPR Update to the EPA to address the court’s holding that the rule unlawfully allows significant contribution to continue beyond downwind attainment deadlines. In 2018, the EPA finalized all remaining ozone designations to comply with the 2015 ozone air quality standards. The U.S. Court of Appeals for the D.C. Circuit issued a per curium opinion rejecting various industry challenges to the EPA’s 2015 revisions to the ozone NAAQS, including that the EPA was required to consider certain adverse effects and background ozone when setting the standards. None of the power plants supplied by the Company are within non-attainment areas for ozone.

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

The EPA promulgated a regional haze program designed to protect and to improve visibility at and around Class I Areas, which are generally National Parks, National Wilderness Areas and International Parks. This program may restrict the construction of new coal-fired power plants, the operation of which may impair visibility at and around the Class I Areas. Additionally, the program requires certain existing coal-fired power plants to install additional control measures designed to limit haze-causing emissions, such as sulfur dioxide, nitrogen oxide and particulate matter. States were required to submit Regional Haze SIPs to the EPA in 2007; however, many states did not meet that deadline. In 2016, the EPA finalized revisions to the Regional Haze Rule which addresses requirements for the second planning period. In September 2019, the EPA issued final regional haze guidance that indicates that a re-evaluation of sources already subject to best available retrofit technologies (BART) is likely unnecessary. The guidance also encourages states to balance visibility benefits against other factors in selecting the measures necessary to make “reasonable progress” toward natural visibility conditions. Finally, when comparing various control options to determine which ones may be “cost-effective,” the final guidance recommends comparing cost to visibility benefits. SIPs will be required by July 31, 2021.

Under the CAA, new and modified sources of air pollution must meet certain new source standards (the “New Source Review Program”). In the late 1990s, the EPA filed lawsuits against owners of many coal-fired power plants in the eastern U.S. alleging that the owners performed non-routine maintenance, causing increased emissions that should have triggered the application of these new source standards. Some of these lawsuits have been settled with the owners agreeing to install additional emission control devices in their coal-fired power plants. The EPA is proposing to clarify the process for evaluating whether the New Source Review (NSR) permitting program would apply to proposed projects at existing air pollution sources. This proposal would make it clear that both emissions increases and decreases from a major modification at an existing source are to be considered during Step 1 of the two-step NSR applicability test which is designed to determine if there is a “significant emission increase”. This clarification is expected to be finalized in 2020. The remaining litigation and the uncertainty around the New Source Review Program rules could adversely impact demand for coal. Any additional new controls may have an adverse impact on the demand for coal, which may have a material adverse effect on the Company’s business, financial condition or results of operations.

Under the CAA, the EPA also adopts national emission standards for hazardous air pollutants. In December 2011, the EPA adopted a final rule called the Mercury and Air Toxics Standard (“MATS”), which applies to new and existing coal-fired and oil-fired units. This rule requires mercury emission reductions in fine particulates, which are being regulated as a surrogate for certain metals.

The Company's power generation customers must incur substantial costs to control emissions to meet all of the CAA requirements, including the requirements under MATS and the EPA's regional haze program. These costs raise the price of coal-generated electricity, making coal-fired power less competitive with other sources of electricity, thereby reducing demand for coal. In addition, the Company's power generation customers may choose to close coal-fired generation units or to postpone or cancel plans to add new capacity, in light of these costs and the limited time available for compliance with the requirements and the prospects of the imposition of additional future requirements on emissions from coal-fired units. If the Company's customers cannot offset the cost to control certain regulated pollutant emissions by lowering costs or if the Company's customers elect to close coal-fired units, the Company’s business, financial condition and results of operations could be materially adversely affected.

Global climate change continues to attract considerable attention in the United States. The U.S. Congress has considered climate change legislation aimed at reducing greenhouse gas (“GHG”) emissions, particularly from coal combustion by power plants. Enactment of laws and passage of regulations regarding GHG emissions by the U.S. or additional states, or other actions to limit carbon dioxide emissions, such as opposition by environmental groups to expansion or modification of coal-fired power plants, could result in electric generators switching from coal to other fuel sources.

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

The EPA introduced a GHG regulation program under the CAA by issuing a finding that the emission of six GHGs, including carbon dioxide and methane, may reasonably be anticipated to endanger public health and welfare. Based on this finding, the EPA published a New Source Performance Standard for greenhouse gases, emitted from future new power plants. In 2019, the EPA issued the Affordable Clean Energy ("ACE") Rule to reduce greenhouse gas emissions from existing electric generating units ("EGUs"). In contrast to the Clean Power Plan, the ACE rule limits "best system of emission reduction" ("BSER") to only "inside the fenceline" heat rate improvement technologies or systems that can be applied at an affected coal fired EGU. Under ACE, states have the primary role in developing standards of performance that result from the application of BSER. The EPA has not provided a standard of performance that it will deem presumptively acceptable in a state plan, but urges states to provide full justification for each component of their plans so that the EPA can evaluate BSER on a unit-by-unit basis.

States have until 2022 to develop and submit compliance plans to the EPA. The EPA will have a year to review and approve the plans. The states are given 24 months from the approval date to implement the rule and can extend the compliance schedule for units that meet progress milestones. An EGU’s compliance with the ACE rule may not be required until 2024 or later. Until states develop plans that are accepted by the EPA, the Company will not be able to determine the final impact of the rule.

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

As a successor to the Kyoto Protocol, in 2015, international negotiators finalized the Paris Agreement under the United Nations Framework Convention on Climate Change (“Paris Agreement”). Unlike the Kyoto Protocol, the Paris Agreement has no binding GHG reduction mandates on signatories. Participating countries only submit a description of their intended GHG reductions, and provide periodic progress updates, with no penalties for not meeting their self-imposed targets. The Paris Agreement also includes language stating that developed countries will provide financial assistance to help developing countries meet their GHG targets and adapt to climate change, but there are no mandated contributions. In November 2019, the United States submitted a formal notification of its withdrawal from the Paris Agreement. The renegotiation and implementation of the Paris Agreement, or other international agreements, the regulations promulgated to date by the EPA with respect to GHG emissions or the adoption of new legislation or regulations to control GHG emissions, could have a materially adverse effect on the Company’s business, financial condition and results of operations.

Significant public opposition has also been raised with respect to the proposed construction of certain new coal-fueled EGUs due to the potential for increased air emissions. Such opposition, as well as any corporate or investor policies against coal-fired EGUs or requiring disclosures related to global climate change, could also reduce the demand for the Company's coal or marketability of NACCO stock. Further, policies limiting available financing for the development of new coal-fueled EGUs or coal mines or the retrofitting of existing EGUs could adversely impact the global demand for coal in the future. The potential impact on the Company of future laws, regulations or other policies or circumstances will depend upon the degree to which any such laws, regulations or other policies or circumstances force electricity generators to diminish their reliance on coal as a fuel source. In view of the significant uncertainty surrounding each of these factors, it is not possible for us to predict reasonably the impact that any such laws, regulations or other policies may have on the Company's business, financial condition and results of operations. However, such impacts could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company believes it has obtained all necessary permits under the CAA at all of its coal mining operations where it is responsible for permitting and is in compliance with such permits.
Clean Water Act

The Clean Water Act ("CWA") affects coal mining operations by establishing in-stream water quality standards and treatment standards for waste water discharge. Permits requiring regular monitoring, reporting and performance standards govern the discharge of pollutants into water.Waters discharged from coal mines are required to meet these standards. These federal and state requirements could require more costly water treatment and could materially adversely affect the Company’s business, financial condition and results of operations.

The Company believes it has obtained all permits required under the CWA and corresponding state laws and is in compliance with such permits. In many instances, mining operations require securing CWA authorization or a permit from the U.S. Army Corps of Engineers for operations in waters of the United States.

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

Resource Conservation and Recovery Act
The Resource Conservation and Recovery Act ("RCRA") affects coal mining operations by establishing requirements for the treatment, storage and disposal of wastes, including hazardous wastes. Coal mine wastes, such as overburden and coal cleaning wastes, currently are exempted from hazardous waste management. In December 2014, the EPA finalized a rule specifying management standards for coal combustion residuals or coal ash ("CCRs") as a non-hazardous waste. In 2018, the EPA finalized revisions to the 2014 regulations in response to litigation of the 2014 rule. One revision allows a state director (in a state with an approved CCR permit program) or the EPA (where EPA is the permitting authority) to suspend groundwater monitoring requirements if there is evidence that there is no potential for migration of hazardous constituents to the uppermost aquifer during the active life of the unit and post closure care. The second revision allows issuance of technical certifications in lieu of a professional engineer. In addition, the EPA revised the groundwater protection standards and extended the deadline for some facilities that must close CCR units. The EPA is currently proposing additional changes to the CCR rule that would affect annual groundwater monitoring reporting requirements, environmental demonstration threshold, temporary placement of unencapsulated CCR on the land, and establish a new deadline for all unlined/non-compliant surface impoundments.These may raise the cost for CCR disposal at coal-fired power plants, making them less competitive, and may have an adverse impact on demand for coal.
The EPA rule exempts CCRs disposed of at mine sites and reserves any regulation thereof to the OSMRE. The OSMRE suspended all rulemaking actions on CCRs, but could re-initiate them in the future. The outcome of these rulemakings, and any subsequent actions by EPA and OSMRE, could impact those Company operations that beneficially use CCRs. If the Company were unable to beneficially use CCRs, its revenues for disposing of CCRs from its customers may decrease and its costs may increase due to the purchase of alternative materials for beneficial uses.
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
The extent of the liability and the cost of complying with environmental laws cannot be predicted with certainty due to many factors, including the lack of specific information available with respect to many sites, the potential for new or changed laws and regulations, the development of new remediation technologies and the uncertainty regarding the timing of work with respect to particular sites. As a result, the Company may incur material liabilities or costs related to environmental matters in the future, and such environmental liabilities or costs could materially and adversely affect the Company’s results of operations and financial condition. In addition, there can be no assurance that changes in laws or regulations would not affect the manner in which the Company is required to conduct its operations.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following tables set forth as of March 1, 2020 the name, age, current position and principal occupation and employment during the past five years of the Company’s executive officers. There exists no arrangement or understanding between any executive officer and any other person pursuant to which such executive officer was selected. Certain executive officers of the Company listed below are also executive officers for NACoal.
EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Current Position	Other Positions
J.C. Butler, Jr.	59	President and Chief Executive Officer of NACCO (from September 2017) and President and Chief Executive Officer of NACoal (from July 2015)
From prior to 2015 to September 2017, Senior Vice President - Finance, Treasurer and Chief Administrative Officer of NACCO. From prior to 2015 to September 2017, Assistant Secretary of Hamilton Beach Brands ("HBB") and Kitchen Collection ("KC"). From prior to 2015 to July 2015, Senior Vice President - Project Development, Administration and Mississippi Operations of NACoal.

Matthew J. Dilluvio	30	Associate Counsel and Assistant Secretary of NACCO and NACoal (from June 2019)	From October 2016 to May 2019, Associate, Sidley Austin LLP (law firm). From prior to 2015 to September 2016, Associate, White and Case LLP (law firm).

Elizabeth I. Loveman	50	Vice President and Controller and Principal Financial Officer (from prior to 2015)

John D. Neumann	44	Vice President, General Counsel and Secretary of NACCO, Vice President, General Counsel and Secretary of NACoal (from prior to 2015)	From prior to 2015 to September 2017, Assistant Secretary of HBB and KC.

Miles B. Haberer	53
Associate General Counsel of NACCO (from prior to 2015), Associate General Counsel, Assistant Secretary of NACoal (from prior to 2015) and President, North American Coal Royalty Company (an NACoal subsidiary) (from September 2015)

			From prior to 2015 to September 2015, Director-Land of NACoal. From prior to 2015 to September 2015, Assistant Secretary of NACCO.

Sarah E. Fry	44	Associate General Counsel and Assistant Secretary of NACCO (from May 2017), Associate General Counsel and Assistant Secretary of NACoal (from May 2017)	From January 2015 to April 2017, Senior Counsel, Locke Lord (law firm).

Thomas A. Maxwell	42	Vice President - Financial Planning and Analysis and Treasurer (from September 2017)	From September 2015 to September 2017, Director of Financial Planning and Analysis and Assistant Treasurer. From January 2014 to September 2015, Senior Manager, Finance and Assistant Treasurer.
PRINCIPAL OFFICERS OF THE COMPANY’S SUBSIDIARIES

Name	Age	Current Position	Other Positions
Eric A. Dale	45	Treasurer and Senior Director, Financial Planning and Analysis, of NACoal (from January 2017)	From prior to 2015 to November 2016, Vice President of Financial Planning and Analysis at Westmoreland Coal Company.

Carroll L. Dewing	63	Vice President - Operations of NACoal (from January 2017)
From prior to 2015 to December 2016, President, The Coteau Properties Company (an NACoal subsidiary).
From prior to 2015 to December 2016, Vice President - North Dakota, Texas and Florida Operations, Human Resources and External Affairs of NACoal.

Andrew B. Hart	41	Controller of NACoal (from September 2019)	From November 2017 to August 2019, Assistant Controller of NACoal. From prior to 2015 to October 2017, Assistant Controller at Rowan Companies, plc.

LaVern K. Lund	47	Vice President - Engineering and Business Development (from April 2019)	From May 2017 to March 2019, Vice President - Business Development. From prior to 2015 to April 2017, President of Liberty.

J. Patrick Sullivan, Jr.	61	Vice President and Chief Financial Officer of NACoal (from prior to 2015)

Item 1A. RISK FACTORS
Termination of or default under long-term mining contracts could materially reduce the Company's profitability.
Substantially all of the Coal Mining segment's profits are derived from long-term mining contracts. Although the Company has long-term contracts, numerous political and regulatory authorities, along with well-funded environmental activist groups, are devoting substantial resources to anti-coal activities to minimize or eliminate the use of coal as a source of electricity generation. As a result of such activities, the Coal Mining segment's customers could prematurely retire certain coal-fired generating units. Any customers' premature plant closure could have a material adverse effect on the Company’s business, financial condition and results of operations.
During the first quarter of 2020, Great River Energy, Falkirk's customer, announced that it was evaluating the economics of the Coal Creek Station ("CCS") power plant. The Company has a mining contract to supply coal to CCS that expires in 2045. Any decision by Great River Energy to reduce operations or prematurely close CCS would have a material adverse effect on the Company’s results of operations.
The loss of, or significant reduction in, purchases by our largest coal customers could adversely affect our business, financial condition, results of operation and cash flows.
For the year ended December 31, 2019, the Coal Mining segment derived approximately 60% of earnings of unconsolidated operations from two customers, Basin Electric Power Cooperative and Great River Energy. There are inherent risks whenever a significant percentage of total earnings are concentrated with a limited number of customers. Earnings from the Coal Mining segment's largest customers may fluctuate from time to time based on numerous factors, including market conditions and the realignment of customers' power generation portfolios that reduce the electric power generated from coal, which may be outside of the Company's control. If any of the Coal Mining segment's largest customers experience declining demand due to market, economic or competitive conditions, it could have an adverse effect on the Company's profitability, cash flows and financial position. In addition, if any customers were to significantly reduce their purchases of coal from us, the Company's business, financial condition, results of operations and cash flows could be adversely affected.
Mississippi Lignite Mining Company ("MLMC") is subject to risks associated with its capital investment, operating and equipment costs, growing use of alternative generation that competes with coal fired generation, changes in customer demand and inflationary adjustments.
The profitability of MLMC is subject to the risk of loss of investment in this operation, increases in the cost of mining, changes in customer demand, growing competition from alternative generation that competes with coal-fired generation and the emergence of adverse mining conditions. At MLMC, the costs of mining operations are not reimbursed by MLMC's customer. As such, increased costs at MLMC or decreased revenues could materially reduce the Company's profitability. Any reduction in customer demand at MLMC would adversely affect the Company's operating results and could result in significant impairments. In addition, MLMC sells lignite at contractually agreed upon prices which are subject to changes in the level of established indices over time. The price of diesel fuel is heavily-weighted among these indices. As such, a substantial decline in diesel prices could materially reduce MLMC's profitability, as the decline in revenue will only be partially offset by the effect of lower diesel prices on production costs.
MLMC delivers coal to the Red Hills Power Plant in Ackerman, Mississippi. The Red Hills Power Plant supplies electricity to TVA under a long-term PPA. MLMC’s contract with its customer runs through 2032. TVA’s power portfolio includes coal, nuclear, hydroelectric, natural gas and renewables. In 2019, TVA published its updated Integrated Resource Plan ("IRP"). The IRP indicates TVA plans to increase its reliance on solar power. A decrease in the number of days TVA dispatches the Red Hills Power Plant would reduce MLMC's customer's demand for coal. The decision of which power plants to dispatch is determined by TVA. TVA has dispatched Red Hills Power Plant at a lower rate in the last two years than in prior years.
Choctaw Generation Limited Partnership ("CGLP") leases the Red Hills Power Plant from a Southern Company subsidiary pursuant to a leveraged lease arrangement. The ability of the lessee to make required payments to the Southern Company subsidiary is dependent on the operational performance of the Red Hills Power Plant. Southern Company recently publicly disclosed that while all CGLP lease payments have been paid in full through December 31, 2019, operational and other risks have resulted in cash liquidity challenges at the Red Hills Power Plant, and based on current forecasts of energy prices in the years following the expiration of the PPA in 2032, concerns exist regarding the lessee's ability to make the remaining semi-annual lease payments through the end of the lease term in 2047. Southern Company concluded that it is no longer probable that all of the payments will be received over the term of the lease and therefore recognized an impairment charge in the fourth quarter of 2019. If any future lease payment is not paid in full, the Southern Company subsidiary may be unable to make its corresponding payment to the holders of the underlying non-recourse debt related to the Red Hills Power Plant. Failure to make the required payment to the debtholders could represent an event of default that would give the debtholders the right to foreclose on, and take ownership of, the Red Hills Power Plant from the Southern Company subsidiary. A foreclosure of the Red Hills Power Plant could have a material adverse effect on MLMC's financial condition, results of operations and cash flows.
Similar to the Company's unconsolidated mines, all production costs at MLMC are capitalized into inventory and recognized in cost of sales as tons are delivered. In periods of limited or no deliveries, MLMC may be required to reduce its inventory carrying value using the lower of cost or net realizable value approach, which could adversely affect MLMC’s results of operations.
Changes in customer demand for any reason, including, but not limited to, dispatch of power generated by other energy sources ahead of coal, fluctuations in demand due to unanticipated weather conditions, regulations or comparable policies which may promote planned and unplanned outages at the Red Hills Power Plant, economic conditions, including an economic slowdown and a corresponding decline in the use of electricity, governmental regulations and inflationary adjustments could have a material adverse effect on MLMC's financial condition, results of operations and cash flows.
The Coal Mining segment's Unconsolidated Subsidiaries are subject to risks created by changes in customer demand and inflationary adjustments.
The contracts with the Unconsolidated Subsidiaries customers are primarily based on a "management fee" approach, whereby compensation includes reimbursement of all operating costs, plus a fee based on the amount of coal delivered. The fees earned adjust over time in line with various indices which reflect general U.S. inflation rates.  During the production stage, the Unconsolidated Subsidiaries' customers pay the Company its agreed upon fee only for the coal delivered to them for consumption or use. As a result, reduced coal usage by customers for any reason, including, but not limited to, fluctuations in demand due to unanticipated weather conditions, scheduled and unscheduled outages at the Coal Mining segment's customers' facilities, unplanned equipment failures, economic conditions or governmental regulations or comparable policies which may promote dispatch of power generated by renewables, such as wind or solar, and the realignment of customers' power generation portfolios that reduce the electric power generated from coal could have a material adverse effect on the Company's results of operations. Because of the contractual price formulas for the management fees at these Unconsolidated Subsidiaries, the profitability of these operations is also subject to fluctuations in inflationary adjustments (or lack thereof) that can impact the agreed upon management fees. These factors could materially reduce the Company's profitability.
Changes in coal consumption patterns of U.S. electric power generators could adversely affect the Company's profitability.
The amount of coal consumed by the electric power generation industry is affected by general economic conditions; overall demand for electricity; availability of transmission; competition from alternative fuel sources for power generation, such as natural gas, nuclear, hydroelectric, wind and solar power, and the location, availability, quality and price of those alternative fuel sources; environmental and other governmental regulations, including those impacting coal-fired power plants; and energy conservation efforts and related governmental policies.
Changes in the utility and coal mining industry that affect our customers could also adversely affect the Company. Lower natural gas prices and increased availability of renewables have contributed to a reduction in demand for coal-fired electric power generation. Competition from natural gas-fired plants that are relatively more efficient, less expensive to construct and less difficult to permit than coal-fired plants has the most potential to continue to displace a significant amount of coal-fired electric power generation in the near term. Federal and state mandates for increased use of electricity derived from renewable energy sources have also adversely affected demand for coal-fired electric power generation. Such mandates make alternative fuel sources more competitive with coal-fired electric power generation.
A decrease in coal consumption by the electric power generation industry and the Company’s customers could have a material adverse effect on the Company’s business, financial condition and results of operations.
Government regulations could impose costly requirements on the Company and its customers.
The coal mining industry and the electric generation industry are subject to extensive regulation by federal, state and local authorities on matters concerning the health and safety of employees, land use, permit and licensing requirements, air and water quality standards, plant and wildlife protection, reclamation and restoration of mining properties after mining, the discharge of GHGs and other materials into the environment, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability. Legislation mandating certain benefits for current and retired coal miners also affects the industry. Mining operations require numerous governmental permits and approvals. The Company is required to prepare and present to federal, state or local authorities data pertaining to the impact the production and combustion of coal may have upon the environment. The public, including non-governmental organizations, opposition groups and individuals, have statutory rights to comment upon and submit objections to requested permits and approvals and to legally challenge certain permits subsequent to their issuance. Compliance with these requirements is costly and time-consuming and may delay commencement or continuation of development or production. New legislation and/or regulations and orders may materially adversely affect the Company's mining operations or its cost structure, or its customers. All of these factors could significantly reduce the Company's profitability. See “Item 1. Business — Government Regulation" on page 14 in this Form 10-K for further discussion.
The Company is subject to burdensome federal and state mining regulations and the assumptions underlying the Company's reclamation and mine closure obligations could be materially inaccurate.
Federal and state statutes require the Company to restore mine property in accordance with specified standards and an approved reclamation plan, and require that the Company obtain and periodically renew permits for mining operations. Regulations require the Company to incur the cost of reclaiming current mine disturbance at operations where the Company holds the mining permit. Estimates of the Company's total reclamation and mine closing liabilities are based upon permit requirements and the Company's engineering expertise related to these requirements. While management regularly reviews the estimated reclamation liabilities and believes that appropriate accruals have been recorded for all expected reclamation and other costs associated with closed mines, the estimate can change significantly if actual costs vary from assumptions or if governmental regulations change significantly. Such changes could have a material adverse effect on the Company’s business and could significantly reduce its profitability.
The Clean Air Act and the Affordable Clean Energy Rule could reduce the demand for coal.
The process of burning coal can cause many compounds and impurities in the coal to be released into the air, including carbon dioxide, sulfur dioxide, nitrogen oxides, mercury, particulates and other matter. The CAA, ACE and the corresponding state laws that extensively regulate the emissions of materials into the air affect coal mining operations both directly and indirectly. Direct impacts on coal mining operations occur through CAA permitting requirements and/or ACE emission control requirements relating to air contaminants, especially particulate matter. Indirect impacts on coal mining operations occur through regulation of the air emissions of carbon dioxide, sulfur dioxide, nitrogen oxides, mercury, particulate matter and other compounds emitted by coal-fired power plants. The EPA has promulgated or proposed regulations that impose tighter emission restrictions on a number of these compounds, some of which are currently subject to litigation. The general effect of tighter restrictions is to reduce demand for coal. A reduction in coal’s share of the capacity for power generation could have a material adverse effect on the Company’s business, financial condition and results of operations. See “Item 1. Business — Government Regulation" on page 14 in this Form 10-K for further discussion.
The Company has experienced growth in its NAMining business in recent periods and it may not be able to sustain or manage future growth effectively.
The Company has expanded its overall NAMining business, operations and headcount in recent periods. NAMining’s operating expenses may continue to increase as the Company scales the NAMining business, including in expanding business development capabilities outside of Florida and in providing general and administrative resources to support NAMining’s growth. As NACCO continues to grow the NAMining business, the Company must effectively integrate, develop and motivate new employees, as well as existing employees who are promoted or moved into new roles, while maintaining the effectiveness of its business execution. In part, NAMining’s success depends on its ability to integrate new customers in an efficient and effective manner. The Company anticipates that it will continue to incur costs and capital expenditures associated with future growth prior to realizing the full measure of anticipated long-term benefits, and the return on these investments may be lower, may develop more slowly than expected or may never be realized. If the Company is unable to manage this growth effectively, the Company may not be able to take advantage of market opportunities. The Company may also fail to execute on its business plan or respond to competitive pressures, any of which could adversely affect the NAMining business, operating results and financial condition.
Property and casualty insurance is increasingly expensive, contains more stringent terms and may be difficult to obtain in the future.
Property and casualty insurance coverage is expensive and from time to time may be difficult or impossible to obtain. The Company's insurance policies are subject to annual review by its insurers and policies may not be renewed at all or on similar or favorable terms. Because the Company is involved in the coal mining industry, insurance carriers may decide not to insure us in the future. In addition, if the Company makes significant insurance claims, its ability to obtain future insurance coverage at commercially reasonable rates could be materially adversely affected. An inability to obtain property and casualty insurance, significant increases in the cost of insurance the Company obtains, or losses in excess of its liability insurance coverage, could have a material adverse effect on the Company's operating results and financial condition.

The Company has no control over the timing of the development and operation of its natural gas, oil and coal reserves extracted by third parties.
The Company owns mineral interests and royalty interests in seven states in the continental United States. The Company does not develop oil and gas reserves and is not a natural gas and oil producer. The Company derives income from royalty-based leases under which lessees make payments to the Company based on their sale of natural gas and, to a lesser extent, oil and coal. In recent years, a significant portion of the Minerals Management segment's income has been derived from lease signing bonus and production payments associated with assets in the Utica Shale in Ohio and future royalty-based income is dependent on the number of gas wells being developed and operated on the Company’s mineral acreage in Ohio.  See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 30 in this Form 10-K for further discussion. The decision to pursue development and operation of oil and gas wells is made by third-party operators, not by the Company, and depends on a number of factors outside of the Company's control, including fluctuations in commodity prices (primarily natural gas), regulatory risk, the Company's lessees' willingness and ability to incur well-development and other operating costs, and changes in the availability and continuing development of infrastructure. Lower commodity prices may reduce the amount of oil and natural gas that third-party operators can produce economically. Natural gas wells have high initial production rates and follow a natural decline before settling into relatively stable, long-term production. Decline rates can vary due to factors like well depth, well length, formation pressure, and facility design. In addition to the natural production decline curve, royalty income can fluctuate in response to a number of factors outside of the Company's control, including the number of wells being operated by third parties, fluctuations in commodity prices (primarily natural gas), fluctuations in production rates associated with operator decisions, regulatory risks, the Company's lessees' willingness and ability to incur well-development and other operating costs, and changes in the availability and continuing development of infrastructure. Any of these risks could materially reduce the Company’s expected royalty income and the Company’s profitability.
Mining operations are vulnerable to weather and other conditions that are beyond the Company's control.
Many conditions beyond the Company's control can decrease the delivery, and therefore the use, of coal to the Company's customers. These conditions include weather, adverse mining conditions, unexpected maintenance problems and shortages of replacement parts, which could significantly reduce the Company's profitability.
The Coal Mining Segment's customer's operations require significant capital expenditures
Maintaining power plants requires significant capital expenditures. Any delay or reduction in making capital expenditures to maintain or upgrade coal-fired power plants by the Coal Segment's customers, principally electric utilities, could result in an increase in outage days and a corresponding decrease in coal consumption. A decrease in coal consumption could have a material adverse effect on the Coal Mining segment's financial condition, results of operations and cash flows.
Long-lived and intangible assets could become impaired.
The Company reviews long-lived assets, including property, plant and equipment and amortizing intangible assets, for impairment whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable. Factors which may cause an impairment of long-lived assets include significant changes in the manner of use of these assets, negative industry or market trends, significant underperformance relative to historical or projected future operating results, or a likely sale or disposal of the asset before the end of its estimated useful life.
The Company is subject to the high costs and risks involved in the development of new mining projects.
From time to time, the Company seeks to develop new mining projects, including the Thacker Pass project. The costs and risks associated with such projects can be substantial. New mining projects can take up to several years to complete, are complex and require significant capital expenditures. These projects are subject to significant risks, including delays, extreme weather events, unexpected increases in the cost of required materials, and disputes with third party providers of materials, equipment or services, and a completed project may not yield the anticipated operational or financial benefit, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.
Estimates of the Company's recoverable coal reserves involve uncertainties, and inaccuracies in these estimates could result in lower than expected revenues, higher than expected costs, decreased profitability and asset impairments.
The Company estimates recoverable coal reserves based on engineering and geological data assembled and analyzed by internal and, less frequently, external engineers and geologists. The Company's estimates as to the quantity and quality of the coal in its reserves are updated annually to reflect production of coal from the reserves and new drilling, engineering or other data. These estimates depend upon a variety of factors and assumptions, many of which involve uncertainties and factors beyond the Company's control, such as geological and mining conditions that may not be fully identified by available exploration data or that may differ from experience in current operations.
For these reasons, estimates of the recoverable quantities and qualities attributable to any particular group of properties, classifications of reserves based on risk of recovery and estimates of net cash flows expected from particular reserves may vary substantially. In addition, coal tonnage recovered from identified reserve areas or properties and revenues and expenditures with respect to the Company's reserves may vary materially from estimates. Accordingly, the Company's estimates may vary from the actual reserves. Any inaccuracy in the reserve estimates could result in lower than expected revenues, higher than expected costs, decreased profitability and asset impairments.
A defect in title or the loss of a leasehold interest in certain property could limit the Company's ability to mine coal reserves or result in significant unanticipated costs.
The Company conducts a significant part of its coal mining operations on leased properties. A title defect or the loss of a lease could adversely affect the ability to mine the associated coal reserves. The Company may not verify title to leased properties or associated coal reserves until the Company has committed to developing those properties or coal reserves. The Company may not commit to develop property or coal reserves until the Company has obtained necessary permits and completed exploration. As such, the title to property that the Company intends to lease or mine may contain defects prohibiting the ability to conduct mining operations. Similarly, leasehold interests may be subject to superior property rights of third parties. In order to conduct mining operations on properties where these defects exist, the Company may incur unanticipated costs. In addition, some leases require the Company to produce a minimum quantity of coal and/or pay minimum production royalties. The Company's inability to satisfy those requirements may cause the leasehold interest to terminate.
Certain U.S. federal income tax deductions currently available with respect to coal mining and production may be eliminated.
From time to time, legislation is proposed that could result in the reduction or elimination of certain U.S. federal income tax provisions currently available to companies engaged in the exploration, development, and production of coal reserves, including the percentage depletion allowance with respect to coal properties. No legislation with that effect has been proposed, but the elimination of those provisions would have a material adverse effect on the Company’s business, financial condition and results of operations.
Certain of the Coal Segment’s customers benefit or have benefited from a tax credit under Section 45 of the Internal Revenue Code. The benefit results in a reduction to the cost of coal-fired electric power generation. The elimination or expiration of the Section 45 tax credit would increase the cost of the coal-fired electric power generation from these facilities and could result in the power being less economical than other sources of power generation, which could reduce demand and result in a decrease in coal consumption. A decrease in coal consumption by the Company’s customers could have a material adverse effect on the Company’s business, financial condition and results of operations.
The Company’s business could suffer if NACCO’s information technology systems are disrupted, cease to operate effectively or if the Company experiences a security breach, a cyber incident or cyber attack.
The Company relies on information technology systems to operate its business and to record and process transactions; respond to customer inquiries; purchase supplies; deliver inventory on a timely basis; and maintain cost-efficient operations. Despite the Company's efforts, the Company’s information technology systems may be vulnerable from time to time to damage or interruption from computer viruses, power outages, third-party intrusions and other technical malfunctions.
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
Like many other companies, the Company is the target of malicious cyber-attack attempts in the normal course of business. Cybersecurity incidents involving businesses and other institutions are on the rise. Cyber threats are rapidly evolving and those threats and the means for obtaining access to information in digital and other storage media are becoming increasingly sophisticated. Cyber threats and cyber-attackers can be sponsored by nation states or sophisticated criminal organizations or be the work of hackers.
As cyber threats evolve and become more difficult to detect and successfully defend against, one or more cyber-attacks might defeat the Company's or a third-party service provider's security measures in the future. Employee error or other irregularities may also result in a failure of security measures and a breach of information systems. Moreover, hardware, software or applications the Company may use have inherent defects of design, manufacture or operations or could be inadvertently or intentionally implemented or used in a manner that could compromise information security.
A security breach and loss of information may not be discovered for a significant period of time after it occurs. Any compromise of data security could result in a violation of applicable privacy and other laws or standards, the loss of valuable business data, or a disruption of the Company's business. A security breach involving the misappropriation, loss or other unauthorized disclosure of sensitive or confidential information could give rise to unwanted media attention, materially damage customer relationships and the Company's reputation, and result in fines, fees, or liabilities, which may not be covered by insurance policies. The Company is continuously installing new and upgrading existing information technology systems. The Company uses employee awareness training around phishing, malware, and other cyber risks. The Company believes these incidents are likely to continue and is unable to predict the direct or indirect impact of future attacks or breaches to business operations.
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

The Company’s operations could be disrupted by natural or human causes beyond its control

The Company’s operations are subject to disruption from natural or human causes beyond its control, including physical risks from hurricanes, severe storms, floods and other forms of severe weather, accidents, fires, earthquakes, terrorist acts and epidemic or pandemic diseases such as the coronavirus, any of which could result in suspension of operations or harm to people or the environment. While all of the Company’s operations are located in the United States, the Company participates in a global supply chain, and if a disease spreads sufficiently to cause a pandemic (or to cause the fear of a pandemic to rise) or governments regulate or restrict the flow of labor or products or impede the travel of Company personnel, the Company’s ability to conduct normal business operations could be impacted which could adversely affect the Company’s results of operations and liquidity.
The Company’s stock repurchase program could affect the price of NACCO’s common stock and increase volatility and may not enhance long-term shareholder value.
The Company’s Board of Directors has authorized a stock repurchase program. The timing and amount of any repurchases under the stock repurchase program are determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives, market conditions for the Company's Class A Common

Stock and other legal and contractual restrictions. The stock repurchase program does not require the Company to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Company without prior notice and may be executed through open market purchases, privately negotiated transactions or otherwise.
Repurchases under the stock repurchase program could affect the price of the Company's Class A Common Stock. The existence of a stock repurchase program could cause the price of the Company's Class A Common Stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for the Company’s Class A common stock. There can be no assurance that any stock repurchases will enhance shareholder value because the market price of the Company’s Class A common stock may decline below the levels at which the Company repurchased the shares. Although the stock repurchase program is intended to enhance long-term shareholder value, there is no assurance that it will do so and short-term price fluctuations in the Class A common stock could reduce the program’s effectiveness. Furthermore, the stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of the Company's Class A common stock, and it may be suspended or discontinued at any time and any suspension or discontinuation could cause the market price of the Company's Class A common stock to decline.
The price of NACCO's securities may be volatile.
The price of the Company's common stock may fluctuate due to a variety of market and industry factors that may materially reduce the market price of NACCO's common stock regardless of operating performance, including, among others: (i) actual or anticipated fluctuations in the Company's quarterly and annual results and those of other public companies in the industry; (ii) industry cycles and trends; (iii) changes in government regulation; (iv) potential or actual military conflicts or acts of terrorism; (v) announcements concerning NACCO or its competitors; (vi) lack of trading liquidity; and (vii) the general state of the securities market. In addition, the stock market in general has experienced significant volatility that often has been unrelated to the operating performance of companies whose shares are traded. These market fluctuations could adversely affect the trading price of our common stock, regardless of NACCO's actual operating performance. As a result of all of these factors, investors in the Company's common stock may not be able to resell their stock at or above the price they paid or at all. Further, NACCO could be the subject of securities class action litigation due to any such stock price volatility, which could divert management’s attention and have a material adverse effect on the Company's operating results.
NACCO's certificate of incorporation and by-laws include provisions that may discourage a takeover attempt.
Provisions contained in the Company's certificate of incorporation and by-laws and Delaware law could make it more difficult for a third-party to acquire us, even if doing so might be beneficial to NACCO's stockholders. Provisions of the Company's by-laws and certificate of incorporation impose various procedural and other requirements that could make it more difficult for stockholders to effect certain corporate actions. These provisions could limit the price that certain investors might be willing to pay in the future for shares of NACCO's common stock and may have the effect of delaying or preventing a change in control.
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
Although as of December 31, 2019, the Company's consolidated defined benefit pension plans are frozen and no longer provide for the accrual of future benefits, the expenses recorded for, and cash contributions required to be made to its defined benefit pension plans are dependent on changes in market interest rates and the value of plan assets, which are dependent on actual investment returns. Significant changes in U.S. pension funding regulations, market interest rates, decreases in the value of plan assets or investment losses on plan assets may require the Company to increase the cash contributed to defined benefit pension plans which may affect its financial position.

The Company may become subject to claims under foreign laws and regulations, which may be expensive, time consuming and distracting.
The Company is subject to the laws and the court systems of multiple jurisdictions. The Company may become subject to claims outside the U.S. for violations or alleged violations of laws with respect to past or future foreign operations of NACCO. In addition, these laws may be changed or new laws may be enacted in the future. International litigation is often expensive, time consuming and distracting. As a result, any of these risks could significantly reduce the Company's profitability and its ability to operate its businesses effectively.
Certain members of the Company's extended founding family own a substantial amount of its Class A and Class B common stock and, if they were to act in concert, could control the outcome of director elections and other stockholder votes on significant corporate actions.
The Company has two classes of common stock: Class A common stock and Class B common stock. Holders of Class A common stock are entitled to cast one vote per share and, as of December 31, 2019, accounted for approximately 26 percent of the voting power of the Company. Holders of Class B common stock are entitled to cast ten votes per share and, as of December 31, 2019, accounted for the remaining voting power of the Company. As of December 31, 2019, certain members of the Company's extended founding family held approximately 34 percent of the Company's outstanding Class A common stock and approximately 98 percent of the Company's outstanding Class B common stock. On the basis of this common stock ownership, certain members of the Company's extended founding family could have exercised 82 percent of the Company's total voting power. Although there is no voting agreement among such extended family members, in writing or otherwise, if they were to act in concert, they could control the outcome of director elections and other stockholder votes on significant corporate actions, such as certain amendments to the Company's certificate of incorporation and sales of the Company or substantially all of its assets. Because certain members of the Company's extended founding family could prevent other stockholders from exercising significant influence over significant corporate actions, the Company may be a less attractive takeover target, which could adversely affect the market price of its common stock.

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
NACCO leases office space in Mayfield Heights, Ohio, a suburb of Cleveland, Ohio, which serves as its corporate headquarters.

NACoal leases its corporate headquarters office space in Plano, Texas.
NAMining leases office and warehouse space in Medley, Florida.
Proven and probable coal reserves and deposits are estimated at approximately 2.0 billion tons (including the Unconsolidated Subsidiaries), all of which are lignite coal deposits, except for approximately 84.0 million tons of bituminous coal. Reserves are estimates of quantities of coal, made by the Company's geological and engineering staff, which are considered mineable in the future using existing operating methods. Developed reserves are those which have been allocated to mines which are in operation; all other reserves are classified as undeveloped. Information concerning mine type, reserve data and coal quality characteristics are set forth on the table on pages 7 and 8 under “Item 1. Business.”

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
At December 31, 2019, there were 708 Class A common stockholders of record and 139 Class B common stockholders of record.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities (1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (1)
October 1 to 31, 2019	—	$—	—	$22,295,747
November 1 to 30, 2019	23,959	$47.94	23,959	$24,114,170	(1)
December 1 to 31, 2019	9,562	$47.28	9,562	$23,662,079
Total	33,521	$47.75	33,521	$23,662,079

(1)
On November 6, 2019, the Company's Board of Directors approved a stock purchase program ("2019 Stock Repurchase Program") providing for the purchase of up to $25.0 million of the Company’s outstanding Class A Common Stock through December 31, 2021. NACCO’s previous repurchase program would have expired on December 31, 2019 but was terminated and replaced by the 2019 Stock Repurchase Program. See Note 12 to the Consolidated Financial Statements in this Form 10-K for a discussion of the Company's stock repurchase programs.

Item 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide this information.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

OVERVIEW
Management's Discussion and Analysis of Financial Condition and Results of Operations include NACCO Industries, Inc.® (the "parent company" or “NACCO”) and its wholly owned subsidiaries (collectively, the “Company”). NACCO is the public holding company for The North American Coal Corporation®.  The North American Coal Corporation and its affiliated companies (collectively, “NACoal”) operate in the mining and natural resources industries through three operating segments: Coal Mining, North American Mining ("NAMining") and Minerals Management. The Coal Mining segment operates surface coal mines under long-term contracts with power generation companies and activated carbon producers pursuant to a service-based business model. The NAMining segment provides value-added contract mining and other services for producers of aggregates, lithium and other minerals. The Minerals Management segment promotes the development of the Company’s oil, gas and coal reserves, generating income primarily from royalty-based lease payments from third parties.

The Company also has costs not directly attributable to a reportable segment which are not included as part of the measurement of segment operating profit, primarily administrative costs related to public company reporting requirements, the financial results of the Company’s mitigation banking business, Mitigation Resources of North America® (“MRNA”), and Bellaire Corporation (“Bellaire”). MRNA generates and sells stream and wetland mitigation credits (known as mitigation banking) and provides services to those engaged in permittee-responsible stream and wetland mitigation. Bellaire manages the Company’s long-term liabilities related to former Eastern U.S. underground mining activities.

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
All financial statement line items below operating profit (other income, including interest expense and interest income, the provision for income taxes and net income) are presented and discussed within this Form 10-K on a consolidated basis. Included within other income on the line Income from other unconsolidated affiliates is the financial results of NoDak Energy Services, LLC ("NoDak"). NoDak operates and maintains a coal drying system at a customer’s power plant. The NoDak contract expired in the first quarter of 2020.

See “Item 1. Business" beginning on page 1 in this Form 10-K for further discussion of NACCO's subsidiaries. Additional information relating to financial and operating data on a segment basis (including unallocated items) is set forth in Note 15 to the Consolidated Financial Statements contained in this Form 10-K.
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
Income taxes: Tax law requires certain items to be included in the tax return at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses that are not deductible for tax purposes, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities using currently enacted tax rates. The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year, and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or tax returns. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the provision for income taxes in the period that includes the enactment date. Management is required to estimate the timing of the recognition of deferred tax assets and liabilities, make assumptions about the future deductibility of deferred tax assets and assess deferred tax liabilities based on enacted laws and tax rates for the appropriate tax jurisdictions to determine the amount of such deferred tax assets and liabilities. Changes in the calculated deferred tax assets and liabilities may occur in certain circumstances, including statutory income tax rate changes, statutory tax law changes, or changes in the structure or tax status.
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
See Note 13 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company's income taxes.

CONSOLIDATED FINANCIAL SUMMARY

The results of operations for NACCO were as follows for the years ended December 31:

	2019	2018
Revenues:
Coal Mining	$68,701	$81,549
NAMining	42,823	36,950
Minerals Management	30,119	17,352
Unallocated Items	790	665
Eliminations	(1,443)	(1,141)
Total revenue	$140,990	$135,375
Operating profit (loss):
Coal Mining	$23,268	$38,270
NAMining	(696)	1,918
Minerals Management	25,721	14,331
Unallocated Items	(9,729)	(10,473)
Eliminations	256	(422)
Total operating profit	$38,820	$43,624
Interest expense	872	1,998
Interest income	(3,616)	(865)
Income from other unconsolidated affiliates	(1,300)	(1,276)
Closed mine obligations	1,537	1,297
(Gain) loss on equity securities	(1,545)	316
Other, net	(527)	(9)
Other (income) expense, net	(4,579)	1,461
Income before income tax provision	43,399	42,163
Income tax provision	3,767	7,378
Net income	$39,632	$34,785

Effective income tax rate	8.7%	17.5%

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
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Interest expense decreased $1.1 million due to lower average borrowings under NACoal's revolving credit facility during 2019 compared with 2018.

Interest income increased $2.8 million due to the interest income related to the NACC India customer payment and increased income earned on invested cash during 2019 compared with 2018.

(Gain) loss on equity securities had improved returns on invested assets of Bellaire's Mine Water Treatment Trust during 2019 compared with 2018. See Note 9 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Mine Water Treatment Trust.

Other, net, increased $0.5 million due to the $1.4 million payment from NACC India's customer for past invoices, partially offset by $0.9 million in settlement expense for the Combined Defined Benefit Plan. See Note 14 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company's pension and postretirement expense.

Income Taxes

The Company’s effective income tax rate was 8.7% for the year ended December 31, 2019. The 2019 effective income tax rate included a net discrete tax benefit of $2.5 million primarily resulting from changes in prior year estimates and the effective settlement of certain discrete tax items from on-going examinations.

The Company’s effective income tax rate was 17.5% for the year ended December 31, 2018. The 2018 effective income tax rate included $1.2 million of discrete tax expense primarily related to an additional valuation allowance provided against deferred tax assets in India as the Company had previously determined that such deferred tax assets do not meet the more likely than not standard for realization.

Excluding discrete items, the effective income tax rate would have been approximately 14.5% and 14.7% for the years ended December 31, 2019 and 2018, respectively.

See Note 13 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company's income taxes.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
The following tables detail the change in cash flow for the years ended December 31:

	2019	2018	Change
Operating activities:
Net income	$39,632	$34,785	$4,847
Depreciation, depletion and amortization	16,240	14,683	1,557
Deferred income taxes	8,698	9,281	(583)
Stock-based compensation	4,924	3,958	966
Gain on sale of assets	(206)	(892)	686
Other	(7,071)	(7,612)	541
Working capital changes	(9,433)	419	(9,852)
Net cash provided by operating activities	52,784	54,622	(1,838)

Investing activities:
Expenditures for property, plant and equipment	(24,664)	(20,930)	(3,734)
Proceeds from the sale of assets	4,572	1,454	3,118
Other	(170)	1,089	(1,259)
Net cash used for investing activities	(20,262)	(18,387)	(1,875)

Cash flow before financing activities	$32,522	$36,235	$(3,713)

The $1.8 million decrease in net cash provided by operating activities was primarily the result of unfavorable working capital changes, partially offset by the increase in net income. Working capital changed unfavorably during 2019 primarily due to an increase in inventory at MLMC as a result of a decrease in customer requirements. A decrease in accounts receivable from affiliates during 2018, specifically attributable to payments from Hamilton Beach Brands Holding Company and Bisti Fuels Company, LLC, that did not reoccur in 2019, also contributed to the unfavorable change in working capital.

The increase in net cash used for investing activities was primarily attributable to an increase in expenditures for property, plant and equipment at MLMC and NAMining's operations in 2019 compared with 2018, partially offset by an increase in proceeds from the sale of assets in 2019.

	2019	2018	Change
Financing activities:
Net additions (reductions) to long-term debt and revolving credit agreements	13,258	$(46,729)	$59,987
Cash dividends paid	(5,132)	(4,578)	(554)
Other	(3,013)	(1,271)	(1,742)
Net cash provided by (used for financing) activities	$5,113	$(52,578)	$57,691

The change in net cash provided by (used for) financing activities was primarily due to increased borrowings during 2019 compared to repayments of borrowings during 2018.

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
NACoal has an unsecured revolving line of credit of up to $150.0 million (the “NACoal Facility”) that expires in August 2022. Borrowings outstanding under the NACoal Facility were $16.0 million at December 31, 2019. At December 31, 2019, the excess availability under the NACoal Facility was $132.6 million, which reflects a reduction for outstanding letters of credit of $1.4 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon NACoal achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective December 31, 2019, for base rate and LIBOR loans were 0.75% and 1.75%, respectively. The NACoal Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.30% on the unused commitment at December 31, 2019. The weighted average interest rate applicable to the NACoal Facility at December 31, 2019 was 5.50% including the floating rate margin.

The NACoal Facility contains restrictive covenants, which require, among other things, NACoal to maintain a maximum debt to EBITDA ratio of 3.00 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The NACoal Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 2.00 to 1.00, or if greater than 2.00 to 1.00, a Fixed Charge Coverage Ratio of 1.10 to 1.00, in conjunction with maintaining unused availability thresholds of borrowing capacity, as defined in the NACoal Facility, of $15.0 million. At December 31, 2019, NACoal was in compliance with all financial covenants in the NACoal Facility.

Capital Expenditures

Following is a table which summarizes actual and planned capital expenditures (in millions):

	Planned	Actual	Actual
	2020	2019	2018
NACCO	$33.2	$24.7	$20.9

Planned expenditures for 2020 are expected to be approximately $33 million, primarily consisting of $24 million in the Coal Mining segment and $9 million in the NAMining segment. Capital expenditures are expected to be funded from internally generated funds and/or bank borrowings.

In the Coal Mining segment, elevated levels of expected capital expenditures through 2021 are primarily related to spending at MLMC as it develops a new mine area. In the NAMining segment, capital expenditures in 2020 are primarily for the acquisition, relocation and refurbishment of draglines.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Capital Structure

NACCO's consolidated capital structure is presented below:

	December 31
	2019	2018	Change
Cash and cash equivalents	$122,892	$85,257	$37,635
Other net tangible assets	174,465	156,703	17,762
Intangible assets, net	37,902	40,516	(2,614)
Net assets	335,259	282,476	52,783
Total debt	(24,943)	(11,021)	(13,922)
Closed mine obligations	(20,924)	(20,751)	(173)
Total equity	$289,392	$250,704	$38,688
Debt to total capitalization	8%	4%	4%

The increase in net assets was primarily due to the increase in cash and cash equivalents. The increase in other net tangible assets also contributed to the change in net assets, mainly due to an increase in property, plant and equipment.
Contractual Obligations, Contingent Liabilities and Commitments
Following is a table which summarizes the contractual obligations of the Company as of December 31, 2019:

	Payments Due by Period
Contractual Obligations	Total	2020	2021	2022	2023	2024	Thereafter
NACoal Facility	$16,000	$7,000	$—	$9,000	$—	$—	$—
Interest payments on NACoal Facility	1,362	681	495	186	—	—	—
Other debt	10,317	567	567	567	567	567	7,482
Other interest	69	26	26	17	—	—	—
Deferred compensation	13,465	13,465	—	—	—	—	—
Finance lease obligations	657	567	37	37	16	—	—
Operating leases	19,193	2,193	2,149	2,175	1,685	1,661	9,330
Purchase and other obligations	43,737	43,737	—	—	—	—	—
Total contractual cash obligations	$104,800	$68,236	$3,274	$11,982	$2,268	$2,228	$16,812
An event of default, as defined in the NACoal Facility and the Company’s lease agreements, could cause an acceleration of the payment schedule. No such event of default has occurred or is anticipated to occur.
NACoal’s variable interest payments are calculated based upon NACoal’s anticipated payment schedule and the December 31, 2019 base rate and applicable margins, as defined in the NACoal Facility. A 1/8% increase in the base rate would increase NACoal’s estimated total annual interest payments on the NACoal Facility by $0.2 million.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)," which is codified in ASC 842, Leases (“ASC 842”) and supersedes current lease guidance in ASC 840. ASC 842 required a lessee to recognize a right-of-use asset and a corresponding lease liability for substantially all leases beginning January 1, 2019 for NACCO. See Note 10 to the Consolidated Financial Statements in this Form 10-K for further information on the Company's leases.
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
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

result, pension and postretirement funding has not been included in the table above. The Company does not expect to contribute to its pension plan in 2020. NACCO maintains one supplemental retirement plan that pays monthly benefits to participants directly out of corporate funds and expects to pay benefits of approximately $0.6 million in 2020 and approximately $0.5 million per year from 2021 through 2029. Benefit payments beyond that time cannot currently be estimated. All other pension benefit payments are made from assets of the pension plan. NACCO also expects to make payments related to its other postretirement plans of approximately $0.2 million per year from 2020 through 2029. Benefit payments beyond that time cannot currently be estimated.
Not included in the table above, the Company has a long-term liability of approximately $2.5 million for unrecognized tax benefits, including interest and penalties, as of December 31, 2019. At this time, the Company is unable to make a reasonable estimate of the timing of payments due to, among other factors, the uncertainty of the timing and outcome of its tax audits.
NACCO has asset retirement obligations that are not included in the table above due to the uncertainty of the timing of payments to settle this liability. See Note 7 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company's asset retirement obligations.

NACoal is a party to certain guarantees related to Coyote Creek that are not included in the table above as the Company believes that the likelihood of NACoal’s future performance under the guarantees is remote, and no amounts related to these guarantees have been recorded. See Note 17 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company's guarantees.

Off Balance Sheet Arrangements
The Company has not entered into any off balance sheet financing arrangements.
ENVIRONMENTAL MATTERS
The Company is affected by the regulations of numerous agencies, particularly the Federal Office of Surface Mining, the U.S. Environmental Protection Agency, the U.S. Army Corps of Engineers and associated state regulatory authorities. In addition, the Company closely monitors proposed legislation and regulation concerning SMCRA, CAA, ACE, CWA, RCRA, CERCLA and other regulatory actions.
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
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

SEGMENT RESULTS

COAL MINING SEGMENT

FINANCIAL REVIEW
Tons of coal delivered by the Coal Mining segment were as follows for the years ended December 31 (in millions):

	2019	2018
Unconsolidated mines	32.0	35.5
Consolidated mines	2.6	3.0
Total tons delivered	34.6	38.5
Total coal reserves were as follows at December 31:

	2019 (1)	2018
	(in billions of tons)
Unconsolidated mines	1.0	0.9
Consolidated mines	1.0	1.0
Total coal reserves	2.0	1.9
(1)Amount includes 0.1 million of coal reserves owned or controlled by customers. The Company conducts activities to extract these customer-owned and controlled reserves.
The results of operations for the Coal Mining segment were as follows for the years ended December 31:

	2019	2018
Revenues	$68,701	$81,549
Cost of sales	65,430	70,112
Gross profit	3,271	11,437
Earnings of unconsolidated operations(a)	60,678	64,389
Selling, general and administrative expenses	38,246	34,798
Amortization of intangible assets	2,614	3,038
Gain on sale of assets	(179)	(280)
Operating profit	$23,268	$38,270
(a) See Note 17 to the Consolidated Financial Statements in this Form 10-K for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.
2019 Compared with 2018

The following table identifies the components of change in revenues for 2019 compared with 2018:

Revenues
2018	$81,549
Increase (decrease) from:
Consolidated operations	(9,859)
MLMC contractual settlements in 2018	(2,989)
2019	$68,701

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Revenues decreased 15.8% in 2019 compared with 2018 primarily due to a decrease in MLMC's tons delivered. MLMC delivers coal to the Red Hills Power Plant, which supplies electricity to TVA under a long-term Power Purchase Agreement. The decision of which power plants to dispatch is determined by TVA. The Red Hills power plant saw a decrease in the number of days TVA dispatched the plant in 2019 compared with 2018. As a result of this reduction in customer demand, tons delivered decreased in 2019 compared with 2018. MLMC's contractual settlements in 2018 related to resolution of its customer’s tonnage-related payment obligations and coal pricing adjustments.

The following table identifies the components of change in operating profit for 2019 compared with 2018:

Operating Profit
2018	$38,270
Increase (decrease) from:
Revisions to Centennial's asset retirement obligation	(5,256)
Earnings of unconsolidated operations	(3,711)
Selling, general and administrative expenses	(3,448)
MLMC contractual settlements in 2018	(2,989)
Net gain on sale of assets	(101)
Amortization of intangibles	424
Gross profit, excluding asset retirement obligation revisions	79
2019	$23,268

Operating profit decreased $15.0 million in 2019 compared with 2018. The decrease was primarily the result of revisions to Centennial's asset retirement obligation, a decrease in earnings of unconsolidated operations and an increase in selling, general and administrative expenses, mainly due to higher employee-related and insurance costs.

The change in Centennial's asset retirement obligation is attributable to the absence of a $2.8 million favorable revision that occurred during 2018 and a $2.5 million unfavorable revision during 2019. See Note 7 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company's asset retirement obligations.

The decrease in earnings of unconsolidated operations was primarily due to fewer coal tons delivered as a result of changes in customer demand, mainly related to the timing and duration of outages at certain customer facilities, partially offset by an increase in coal tons delivered at Bisti. Coal deliveries at Bisti were reduced during the prior year while the power plant's owners were installing additional environmental controls.

NORTH AMERICAN MINING ("NAMining") SEGMENT

FINANCIAL REVIEW
Tons of limestone delivered by the NAMining segment were as follows for the years ended December 31 (in millions):

	2019	2018
Unconsolidated operations	8.3	7.0
Consolidated operations	36.4	39.0
Total tons delivered	44.7	46.0

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The results of operations for the NAMining segment were as follows for the years ended December 31:

	2019	2018
Revenues	$42,823	$36,950
Cost of sales	41,698	33,261
Gross profit	1,125	3,689
Earnings of unconsolidated operations(a)	3,205	605
Selling, general and administrative expenses	5,053	2,987
Gain on sale of assets	(27)	(611)
Operating profit (loss)	$(696)	$1,918
(a) See Note 17 to the Consolidated Financial Statements in this Form 10-K for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.
2019 Compared with 2018

Revenues

Despite the decrease in tons delivered at the consolidated operations, revenues increased 15.9% in 2019 compared with 2018, primarily due to increased deliveries under fixed-price contract mining agreements.

The following table identifies the components of change in operating profit (loss) for 2019 compared with 2018.

Operating Profit (Loss)
2018	$1,918
Increase (decrease) from:
Gross profit	(2,564)
Selling, general and administrative expenses	(2,066)
Net gain on sale of assets	(584)
Earnings of unconsolidated operations	2,600
2019	$(696)

NAMining reported an operating loss of $0.7 million in 2019 compared with operating profit of $1.9 million in 2018. The change is primarily due to a decrease in gross profit, mainly due to higher labor, equipment repairs and supplies expenses. An increase in selling, general and administrative expenses, which includes higher employee-related and business development costs, also contributed to the change in operating profit (loss). These decreases were partially offset by an improvement in earnings of unconsolidated operations, which benefited from increased customer requirements and increased deliveries under fixed-price contract mining agreements.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

MINERALS MANAGEMENT SEGMENT
FINANCIAL REVIEW
The results of operations for the Minerals Management segment were as follows for the years ended December 31:

	2019	2018
Revenues	$30,119	$17,352
Cost of sales	3,465	2,122
Gross profit	26,654	15,230
Selling, general and administrative expenses	933	900
Gain on sale of assets	—	(1)
Operating profit	$25,721	$14,331
2019 Compared with 2018

Revenues and Operating Profit

Revenues and operating profit increased in 2019 compared with 2018, primarily due to an increase in the number of wells operated by third parties to extract natural gas from the Company's mineral reserves in Ohio. The number of producing wells increased as operators increased activity on Minerals Management's reserves and additional pipeline, gas compression, and other transportation infrastructure came online in southeast Ohio.

UNALLOCATED ITEMS AND ELIMINATIONS

FINANCIAL REVIEW
Unallocated Items and Eliminations were as follows for the years ended December 31:

	2019	2018
Operating loss	$(9,473)	$(10,895)
2019 Compared with 2018

The $1.4 million decrease in operating loss in 2019 compared with 2018 was primarily due to lower professional fees as 2018 included fees incurred for arbitration with a former customer.

NACCO Industries, Inc. Outlook

Coal Mining Outlook - 2020
In 2020, the Company expects coal deliveries to increase modestly compared with 2019. The anticipated increase in coal deliveries is a result of an expected increase in customer demand, as the Company's customers are generally forecasting a reduction in power plant outage days and an increase in the number of days dispatched in 2020.

Coal Mining operating profit is expected to increase in 2020 over 2019. This anticipated increase is primarily the result of an expected increase in gross profit at MLMC, primarily in the first half of the year, and the absence of the $2.0 million unfavorable adjustment to mine reclamation liabilities at Centennial in the fourth quarter of 2019. A modest improvement in earnings at the unconsolidated Coal Mining operations is also expected to contribute to the increase in operating profit, but these improvements are expected to be partly offset by an increase in operating expenses primarily from anticipated higher professional fees and IT expenses.

The increase in gross profit at MLMC is expected to be driven by higher customer demand due to an anticipated increase in the number of days the customer's power plant is expected to be dispatched in 2020. If customer demand at MLMC decreases

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

from expected levels, it could unfavorably affect the Company's 2020 earnings, as reduced customer demand affected earnings in 2019.

Capital expenditures are expected to be approximately $24 million in 2020. The Company expects high levels of capital expenditures in 2020 and 2021 primarily related to anticipated spending at MLMC as it develops a new mine area. These capital expenditures will result in an increase in depreciation that will unfavorably affect operating profit in future periods.

During the first quarter of 2020, Great River Energy, Falkirk's customer, announced that it is evaluating the economics of the Coal Creek Station power plant.  The Company has a management fee mining contract to supply coal to this plant that expires in 2045. Any decision by Great River Energy to reduce operations or prematurely close this power plant would have a material adverse effect on the Company’s results of operations. The mining contract specifies that Great River Energy is responsible for all mine closure costs.

NAMining Outlook
In 2020, NAMining expects limestone deliveries to increase and full year operating results to improve significantly over 2019. Operating profit is expected to benefit from earnings associated with new limestone mining contracts. The improvement in operating profit is expected to be partly offset by an increase in operating expenses due to higher employee-related costs associated with new mining operations.

Capital expenditures are expected to be $9 million in 2020, primarily for the acquisition, relocation and refurbishment of draglines.

In 2019, NAMining, through a new subsidiary, Sawtooth Mining, LLC, entered into a mining agreement to serve as the exclusive contract miner for the Thacker Pass lithium project, owned by Lithium Nevada, Corp., in northern Nevada. Sawtooth Mining will provide comprehensive mining services, with responsibility for all aspects of the lithium mine, similar to our typical scope of work in the Coal Mining segment. The mining agreement provides that Lithium Nevada will reimburse Sawtooth for its operating and mine reclamation costs, and pay Sawtooth Mining a management fee per metric ton of lithium delivered during the 20-year contract term. Lithium Nevada is in the process of securing permits and currently expects to commence construction in 2021 and production of lithium products in 2023.

Minerals Management Outlook
The Minerals Management segment derives income from royalty-based leases under which lessees make payments to the Company based on their sale of natural gas and, to a lesser extent, oil, natural gas liquids and coal, extracted primarily by third parties. The Company experienced a significant increase in royalty income in 2019 compared with 2018, primarily due to a significant increase in the number of gas wells operated by third parties to extract natural gas from the Company's Ohio Utica shale mineral reserves. Because new wells have high initial production rates and follow a natural decline before settling into relatively stable, long-term production, royalty income in 2020 is expected to decrease and be substantially lower than 2019 levels. This decrease is expected to occur primarily in the first half of the year, particularly in the first quarter, as comparisons are made to historically high revenue levels in the first half of 2019 associated with increased production levels in the early stages of production from new wells. The reduction in royalty income is based on natural gas price expectations, fewer expected new wells and the natural production decline that occurs early in the life of a well. Decline rates can vary due to factors like well depth, well length, formation pressure and facility design.

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

Consolidated Outlook
Overall, in 2020, NACCO expects a modest decrease in operating profit compared with 2019 mainly due to the substantial decrease in Minerals Management's results and an increase in consolidated operating expenses, partly offset by expected improvements in earnings at both the Coal Mining and NAMining segments.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Consolidated net income in 2020 is expected to decrease compared with 2019, predominantly in the first half of the year, mainly as a result of the anticipated reduction in Minerals Management operating profit, as well as the absence of $2.7 million pre-tax received in 2019 associated with a prior India venture and the absence of a $2.5 million tax benefit recognized in the fourth quarter of 2019. The 2020 full-year effective income tax rate is expected to be between 10% and 12%, based on the anticipated mix of earnings and excluding discrete items.

In 2020, cash flow before financing activities is expected to decrease significantly from 2019 levels due to a significant increase in capital expenditures and payment of deferred compensation and other payroll liabilities. Consolidated capital expenditures are expected to be approximately $33 million in 2020 compared with $24.7 million in 2019.

One of the Company’s core strategies is to pursue activities which can strengthen the resiliency of its existing coal mining operations. The Company works to drive down coal production costs and maximize efficiencies and operating capacity at mine locations to help customers with management fee contracts be more competitive. This benefits both customers and the Company's Coal Mining segment, as fuel cost is the major driver for power plant dispatch. Increased power plant dispatch drives increased demand for coal by the Coal Mining segment's customers, just as lower dispatch reduces demand.

The Company continues to evaluate opportunities to expand its core coal mining business, however opportunities are likely to be very limited. Low natural gas prices and growth in renewable energy sources, such as wind and solar, could continue to unfavorably affect the amount of electricity dispatched from coal-fired power plants. The political and regulatory environment is not generally receptive to development of new coal-fired power generation projects which would create opportunities to build and operate new coal mines. However, the Company does continue to seek out and pursue opportunities where it can apply its management fee business model to replace legacy operators of existing surface coal mining operations in the United States. Outright acquisitions of existing coal mines or mining companies with exposure to fluctuating coal commodity markets, or structures that would create significant leverage, are outside the Company’s area of focus.

The Company is focused on building a strong portfolio of affiliated businesses for diversified growth. It continues to expand the scope of its business development activities related to growing NAMining beyond aggregates, by providing additional mining services where the Company’s core mining skills can add value to customers of a broad range of minerals and materials, including by providing comprehensive mining services, and expanding the range of contract mining services. The Company is also considering the acquisition of additional mineral interests or similar investments in the energy industry as part of the growth of Minerals Management, with an initial focus on smaller, diversifying acquisitions with near-term cash flow yields. The Company has recently formed Mitigation Resources of North America® to create and sell stream and wetland mitigation credits and provide services to those engaged in permittee-responsible mitigation. This new business has achieved several early successes and is positioned for additional growth.

The Company is leveraging its core mining skills to develop a strong and diverse portfolio of service-based businesses operating in the mining and natural resources industries. The Company is also committed to maintaining a conservative capital structure while it grows and diversifies without unnecessary risk. Ultimately, diversified strategic growth is the key to increasing free cash flow available to continue to re-invest in and expand the businesses. The Company also continues to maintain the highest levels of customer service and operational excellence, with an unwavering focus on safety and environmental stewardship.

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
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

FORWARD-LOOKING STATEMENTS
The statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) changes to or termination of a long-term mining contract, or a customer default under a contract, including any decision by Great River Energy to reduce operations or prematurely close the Coal Creek Station power plant, (2) changes in coal consumption patterns of U.S. electric power generators or the power industry that would affect demand for the Company's mineral reserves, (3) changes in tax laws or regulatory requirements, including changes in mining or power plant emission regulations and health, safety or environmental legislation, (4) changes in costs related to geological and geotechnical conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (5) regulatory actions, changes in mining permit requirements or delays in obtaining mining permits that could affect deliveries to customers, (6) weather conditions, extended power plant outages, liquidity events or other events that would change the level of customers' coal or aggregates requirements, (7) weather or equipment problems that could affect deliveries to customers, (8) failure or delays by the Company's lessees in achieving expected production of natural gas and other hydrocarbons; the availability and cost of transportation and processing services in the areas where the Company's oil and gas reserves are located; federal and state legislative and regulatory initiatives relating to hydraulic fracturing; and the ability of lessees to obtain capital or financing needed for well development operations, (9) changes in the costs to reclaim mining areas, (10) costs to pursue and develop new mining and value-added service opportunities, (11) delays or reductions in coal or aggregates deliveries, (12) changes in the prices of hydrocarbons, particularly diesel fuel, natural gas and oil, (13) increased competition, including consolidation within the coal and aggregates industries, and (14) disruption from natural or human causes, including severe weather, accidents, fires, earthquakes, terrorist acts and epidemic or pandemic diseases, such as the coronavirus, any of which could result in suspension of operations or harm to people or the environment.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure for the two-year period ended December 31, 2019 that require disclosure pursuant to this Item 9.

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
Management's report on internal control over financial reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation under the framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2019. The Company's effectiveness of internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 15 of this Form 10-K and incorporated herein by reference.
Changes in internal control: There have been no changes in the Company's internal control over financial reporting, that occurred during the fourth quarter of 2019, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. OTHER INFORMATION
None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to Directors of the Company will be set forth in the 2020 Proxy Statement under the subheadings “Part III — Proposals To Be Voted On At The 2020 Annual Meeting — Proposal 1 — Election of Directors,” which information is incorporated herein by reference.
Information with respect to the audit review committee and the audit review committee financial expert will be set forth in the 2020 Proxy Statement under the subheading “Part I — Corporate Governance Information — Directors' Meetings and Committees,” which information is incorporated herein by reference.
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Company's Directors, executive officers and holders of more than ten percent of the Company's equity securities will be set forth in the 2020 Proxy Statement under the subheading “Part IV — Other Important Information — Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.
The Company has adopted a code of business conduct and ethics applicable to all Company personnel, including the principal executive officer, principal financial officer, principal accounting officer or controller, or other persons performing similar functions. The code of business conduct and ethics, entitled the “Code of Corporate Conduct,” is posted on the Company's website at www.nacco.com under “Corporate Governance.” If the Company makes any amendments to or grants any waivers from the code of business conduct and ethics which are required to be be disclosed pursuant to the Securities and Exchange Act of 1934, the Company will make such disclosure on the NACCO website.

Item 11. EXECUTIVE COMPENSATION
Information with respect to executive compensation will be set forth in the 2020 Proxy Statement under the headings “Part II — Executive Compensation Information” and “Part III — Proposals To Be Voted On At The 2020 Annual Meeting — Proposal 1 — Election of Directors,” which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2020 Proxy Statement under the subheading “Part IV — Other Important Information — Beneficial Ownership of Class A Common and Class B Common,” which information is incorporated herein by reference.
Information with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance will be set forth in the 2020 Proxy Statement under the subheading “Part IV — Other Important Information — Equity Compensation Plan Information," which information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to certain relationships and related transactions will be set forth in the 2020 Proxy Statement under the subheadings “Part I — Corporate Governance Information — Review and Approval of Related-Person Transactions,” which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services will be set forth in the 2020 Proxy Statement under the heading “Part III — Proposals To Be Voted On At The 2020 Annual Meeting — Proposal 3 — Ratification of the Appointment of Company's Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.

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

4.5
Amendment to Amended and Restated Stockholders' Agreement, dated as of February 14, 2019, among NACCO Industries, Inc., the other signatories thereto and NACCO Industries, Inc., as depository, is incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, Commission File Number 1-9172.

4.6**	Description of Securities

Exhibit Number	Exhibit Description
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

10.3*
NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan (Amended and Restated March 1, 2019) is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed by the Company on May 8, 2019, Commission File Number 1-9172.

10.4*
NACCO Industries, Inc. Non-Employee Directors' Equity Compensation Plan (Amended and Restated May 9, 2017) is incorporated herein by reference to Appendix B to NACCO's Definitive Proxy Statement, filed by the Company on March 27, 2017, Commission File Number 1-9172.

10.5*
NACCO Industries, Inc. Non-Employee Directors' Equity Compensation Plan (Amended and Restated May 8, 2019) is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on May 8, 2019, Commission File Number 1-9172.

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

10.9*	Form of Cashless Exercise Award Agreement for the NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan.**
10.10*	Form of Non-Cashless Exercise Award Agreement for the NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan.**
10.11
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

10.13
Consulting Agreement, dated as of September 29, 2017, between NACCO Industries, Inc. and Alfred M. Rankin, Jr., is incorporated by reference to Exhibit 10.5 of NACCO Industries, Inc.'s Current Report on Form 8-K, filed on October 5, 2017, Commission File Number 1-9172.

10.14
Transfer Restriction Agreement, dated as of September 29, 2017, by and among the Issuer, NACCO and the signatories thereto, is incorporated by reference to Exhibit 2 of Hamilton Beach Brands Holding Company's General statement of acquisition of beneficial ownership on Form SC 13D, filed on October 6, 2017, Commission File Number 1-9172.

10.15
Transition Services Agreement, dated as of September 29, 2017, between NACCO Industries, Inc. and Hamilton Beach Brands Holding Company, is incorporated by reference to Exhibit 10.2 of Hamilton Beach Brands Holding Company's Current Report on Form 8-K, filed on October 4, 2017, Commission File Number 1-9172.

10.16
Amendment No. 1 to the Transition Services Agreement, dated as of September 29, 2018, is incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, Commission File Number 1-9172.

10.17
Amendment No. 2 to the Transition Services Agreement, dated as of December 18, 2018, is incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, Commission File Number 1-9172.

Exhibit Number	Exhibit Description
10.18*
NACCO Industries, Inc. Short-Term Incentive Compensation Plan (Effective as of March 1, 2019) is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on February 13, 2019, Commission File Number 1-9172.

10.19*
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

10.21*
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

10.23*
Amendment No. 1 to The North America Coal Corporation Supplemental Retirement Benefit Plan (Amended and Restated as of January 1, 2008) is incorporated herein by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, Commission File Number 1-9172.

10.24*
The North American Coal Corporation Annual Incentive Compensation Plan (Amended and Restated Effective March 1, 2015) is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed by the Company on May 18, 2015, Commission File Number 1-9172.

10.25*
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
10.35
Amendment No. 1 to Lignite Sales Agreement, Settlement Agreement and Release by and between Mississippi Lignite Mining Company and Choctaw Generation Limited Partnership, LLLP, dated as of November 16, 2018, is incorporated herein by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, Commission File Number 1-9172.

10.36
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

10.39
Amendment No. 3 to Second Restatement of Coal Sales Agreement, by and between The Falkirk Mining Company and Great River Energy, dated as of January 1, 2019, is incorporated herein by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, Commission File Number 1-9172.

10.40
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

10.42
Amendment No. 1 to Third Restatement of Lignite Mining Agreement by and between The Sabine Mining Company and Southwestern Electric Power Company, dated as of October 18, 2013 is incorporated herein by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, Commission File Number 1-9172.

10.43
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
10.49
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

10.50
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

10.51*
Amendment No. 3 to The North American Coal Corporation Supplemental Retirement Benefit Plan (Amended and Restated as of January 1, 2008) is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed by the Company on October 30, 2013, Commission File Number 1-9172.

10.52*
Amendment No. 4 to The North American Coal Corporation Supplemental Retirement Benefit Plan (Amended and Restated as of January 1, 2008) is incorporated herein by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, Commission File Number 1-9172.

10.53*
Amendment No. 5 to The North American Coal Corporation Supplemental Retirement Benefit Plan (Amended and Restated as of January 1, 2008) is incorporated herein by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, Commission File Number I-9172.

10.54*
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

10.57
The North American Coal Corporation Excess Retirement Plan (Amended and Restated Effective January 1, 2020) is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on December 18, 2019, Commission File Number 1-9172.

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

(21) Subsidiaries. A list of the subsidiaries of the Company is attached hereto as Exhibit 21.
(23) Consents of experts and counsel.

23.1	Consents of experts and counsel.
(24) Powers of Attorney.

24.1	A copy of a power of attorney for John S. Dalrymple is attached hereto as Exhibit 24.1.
24.2	A copy of a power of attorney for John P. Jumper is attached hereto as Exhibit 24.2.
24.3	A copy of a power of attorney for Dennis W. LaBarre is attached hereto as Exhibit 24.3.
24.4	A copy of a power of attorney for Timothy K. Light is attached hereto as Exhibit 24.4.
24.5	A copy of a power of attorney for Michael S. Miller is attached hereto as Exhibit 24.5.
24.6	A copy of a power of attorney for Richard de J. Osborne is attached hereto as Exhibit 24.6.
24.7	A copy of a power of attorney for Alfred M. Rankin, Jr. is attached hereto as Exhibit 24.7.
24.8	A copy of a power of attorney for Matthew M. Rankin is attached hereto as Exhibit 24.8.
24.9	A copy of a power of attorney for Roger F. Rankin is attached hereto as Exhibit 24.9.
24.10	A copy of a power of attorney for Lori J. Robinson is attached hereto as Exhibit 24.10.
24.11	A copy of a power of attorney for Britton T. Taplin is attached hereto as Exhibit 24.11.

(31) Rule 13a-14(a)/15d-14(a) Certifications.

31(i)(1)	Certification of J.C. Butler, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31(i)(1).
31(i)(2)	Certification of Elizabeth I. Loveman pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31(i)(2).
(32)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by J.C. Butler, Jr. and Elizabeth I. Loveman.
(95)	Mine Safety Disclosure Exhibit is attached hereto as Exhibit 95.

101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item15(b) of this Annual Report on Form 10-K.

**	Filed herewith.

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

March 4, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ J.C. Butler, Jr.	President and Chief Executive Officer (principal executive officer)	March 4, 2020
J.C. Butler, Jr.

/s/ Elizabeth I. Loveman	Vice President and Controller (principal financial and accounting officer)	March 4, 2020
Elizabeth I. Loveman

*John S. Dalrymple	Director	March 4, 2020
John S. Dalrymple

* John P. Jumper	Director	March 4, 2020
John P. Jumper

* Dennis W. LaBarre	Director	March 4, 2020
Dennis W. LaBarre

*Timothy K. Light	Director	March 4, 2020
Timothy K. Light

* Michael S. Miller	Director	March 4, 2020
Michael S. Miller

* Richard de J. Osborne	Director	March 4, 2020
Richard de J. Osborne

* Alfred M. Rankin, Jr.	Director	March 4, 2020
Alfred M. Rankin, Jr.

* Matthew M. Rankin	Director	March 4, 2020
Matthew M. Rankin

* Roger F. Rankin	Director	March 4, 2020
Roger F. Rankin

*Lori J. Robinson	Director	March 4, 2020
Lori J. Robinson

* Britton T. Taplin	Director	March 4, 2020
Britton T. Taplin

* Elizabeth I. Loveman, by signing her name hereto, does hereby sign this Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.

/s/ Elizabeth I. Loveman	March 4, 2020
Elizabeth I. Loveman, Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a)(1) AND (2), AND ITEM 15(c)
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULES
YEAR ENDED DECEMBER 31, 2019
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NACCO Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NACCO Industries, Inc. and Subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and the financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework and our report dated March 4, 2020 expressed an unqualified opinion thereon.

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
March 4, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NACCO Industries, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited NACCO Industries, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, NACCO Industries, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated March 4, 2020 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Cleveland, Ohio
March 4, 2020

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2019	2018
	(In thousands, except per share data)
Revenues	$140,990	$135,375
Cost of sales	109,862	105,407
Gross profit	31,128	29,968
Earnings of unconsolidated operations	63,883	64,994
Operating expenses
Selling, general and administrative expenses	53,783	49,192
Amortization of intangible assets	2,614	3,038
Gain on sale of assets	(206)	(892)
	56,191	51,338
Operating profit	38,820	43,624
Other (income) expense
Interest expense	872	1,998
Interest income	(3,616)	(865)
Income from other unconsolidated affiliates	(1,300)	(1,276)
Closed mine obligations	1,537	1,297
(Gain) loss on equity securities	(1,545)	316
Other, net	(527)	(9)
	(4,579)	1,461
Income before income tax provision	43,399	42,163
Income tax provision	3,767	7,378
Net income	$39,632	$34,785

Earnings per share:
Basic earnings per share	$5.68	$5.02
Diluted earnings per share	$5.66	$5.00

Basic weighted average shares outstanding	6,974	6,924
Diluted weighted average shares outstanding	7,007	6,960
See notes to the Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2019	2018
	(In thousands)
Net income	$39,632	$34,785
Other comprehensive income
Current period pension and postretirement plan adjustment, net of $226 expense and $14 tax benefit in 2019 and 2018, respectively	758	(301)
Pension settlement, net of $202 tax benefit in 2019	671	—
Reclassification of pension and postretirement adjustments into earnings, net of $90 and $85 tax benefit in 2019 and 2018, respectively	845	489
Total other comprehensive income	2,274	188
Comprehensive income	$41,906	$34,973
See notes to the Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2019	2018
	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$122,892	$85,257
Trade accounts receivable, net of allowances of $0 and $1,523 in 2019 and 2018, respectively	15,444	20,817
Accounts receivable from affiliates	6,411	7,999
Inventories	40,465	31,209
Assets held for sale	—	4,330
Prepaid expenses and other	15,456	14,562
Total current assets	200,668	164,174
Property, plant and equipment, net	138,061	124,554
Intangibles, net	37,902	40,516
Investment in unconsolidated subsidiaries	24,611	20,091
Deferred costs	3,944	3,244
Operating lease right-of-use assets	11,398	—
Other non-current assets	28,189	24,412
Total assets	$444,773	$376,991
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$9,374	$7,746
Accounts payable to affiliates	577	1,653
Revolving credit agreements	7,000	4,000
Current maturities of long-term debt	795	654
Asset retirement obligations	2,285	1,826
Accrued payroll	19,583	19,853
Deferred compensation	13,465	—
Other current liabilities	8,887	6,516
Total current liabilities	61,966	42,248
Long-term debt	17,148	6,367
Operating lease liabilities	12,448	—
Asset retirement obligations	34,574	35,877
Pension and other postretirement obligations	8,807	10,429
Deferred income taxes	12,338	2,846
Deferred compensation	—	12,939
Other long-term liabilities	8,100	15,581
Total liabilities	155,381	126,287
Stockholders’ equity
Common stock:
Class A, par value $1 per share, 5,397,458 shares outstanding (2018 - 5,352,590 shares outstanding)	5,397	5,352
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,568,670 shares outstanding (2018 - 1,568,810 shares outstanding)	1,569	1,569
Capital in excess of par value	8,911	7,042
Retained earnings	284,852	250,352
Accumulated other comprehensive loss	(11,337)	(13,611)
Total stockholders’ equity	289,392	250,704
Total liabilities and equity	$444,773	$376,991
See notes to the Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2019	2018
	(In thousands)
Operating Activities
Net income	$39,632	$34,785

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	16,240	14,683
Amortization of deferred financing fees	334	334
Deferred income taxes	8,698	9,281
Stock-based compensation	4,924	3,958
Gain on sale of assets	(206)	(892)
Other	(7,405)	(7,946)
Working capital changes:
Affiliates receivable/payable	1,903	6,771
Accounts receivable	8,221	(3,008)
Inventories	(9,256)	(1,193)
Other current assets	1,432	(508)
Accounts payable	(388)	60
Income taxes receivable/payable	(5,447)	(2,478)
Other current liabilities	(5,898)	775
Net cash provided by operating activities	52,784	54,622

Investing Activities
Expenditures for property, plant and equipment	(24,664)	(20,930)
Proceeds from the sale of assets	4,572	1,454
Other	(170)	1,089
Net cash used for investing activities	(20,262)	(18,387)

Financing Activities
Net additions (reductions) to revolving credit agreement	12,000	(46,000)
Additions to long-term debt	2,000	396
Reductions to long-term debt	(742)	(1,125)
Cash dividends paid	(5,132)	(4,578)
Purchase of treasury shares	(3,010)	(1,294)
Other	(3)	23
Net cash provided by (used for) financing activities	5,113	(52,578)

Cash and Cash Equivalents
Total increase (decrease) for the year	37,635	(16,343)
Balance at the beginning of the year	85,257	101,600
Balance at the end of the year	$122,892	$85,257
See notes to the Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Deferred Gain (Loss) on Available for Sale Securities	Pension and Postretirement Plan Adjustment	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2018	$5,282	$1,570	$4,447	$216,490	$2,727	$(11,068)	$219,448
ASC 606 adoption (see Note 3)	—	—	—	(1,963)	—	—	(1,963)
ASU 2016-01 adoption (see Note 9)	—	—	—	2,727	(2,727)	—	—
ASU 2018-02 adoption	—	—	—	2,891	—	(2,731)	160
Stock-based compensation	108	—	3,850	—	—	—	3,958
Purchase of treasury shares	(39)	—	(1,255)	—	—	—	(1,294)
Conversion of Class B to Class A shares	1	(1)	—	—	—	—	—
Net income	—	—	—	34,785	—	—	34,785
Cash dividends on Class A and Class B common stock: $0.6600 per share	—	—	—	(4,578)	—	—	(4,578)
Current period other comprehensive income, net of tax	—	—	—	—	—	(301)	(301)
Reclassification adjustment to net income, net of tax	—	—	—	—	—	489	489
Balance, December 31, 2018	$5,352	$1,569	$7,042	$250,352	$—	$(13,611)	$250,704
Stock-based compensation	117	—	4,807	—	—	—	4,924
Purchase of treasury shares	(72)	—	(2,938)	—	—	—	(3,010)
Net income	—	—	—	39,632	—	—	39,632
Cash dividends on Class A and Class B common stock: $0.7350 per share	—	—	—	(5,132)	—	—	(5,132)
Current period other comprehensive income, net of tax	—	—	—	—	—	758	758
Pension settlement, net of tax	—	—	—	—	—	671	671
Reclassification adjustment to net income, net of tax	—	—	—	—	—	845	845
Balance, December 31, 2019	$5,397	$1,569	$8,911	$284,852	$—	$(11,337)	$289,392
See notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 1—Principles of Consolidation and Nature of Operations

The Consolidated Financial Statements include the accounts of NACCO Industries, Inc.® (the parent company or “NACCO”) and its wholly owned subsidiaries (“NACCO Industries, Inc. and Subsidiaries” or the “Company”). Intercompany accounts and transactions are eliminated in consolidation. NACCO is the public holding company for The North American Coal Corporation® ("NACoal"). In the first quarter of 2019, the Company changed its segment reporting to three operating segments: Coal Mining, North American Mining (“NAMining”) and Minerals Management.

The Company also has unallocated items not directly attributable to a reportable segment. Prior to January 1, 2019, NACoal was the Company’s operating segment. NACCO and Other, which included parent company operations and Bellaire Corporation (“Bellaire”), was the Company’s non-operating segment. Historical financial information for 2018 has been recast to conform to the current presentation. See Note 15 to the Consolidated Financial Statements for further discussion of segment reporting.

The Company’s operating segments are further described below:

Coal Mining Segment
The operating coal mines are: Bisti Fuels LLC (“Bisti”), Caddo Creek Resources Company, LLC (“Caddo Creek”), Camino Real Fuels, LLC (“Camino Real”), The Coteau Properties Company (“Coteau”), Coyote Creek Mining Company, LLC (“Coyote Creek”), Demery Resources Company, LLC (“Demery”), The Falkirk Mining Company (“Falkirk”), Mississippi Lignite Mining Company (“MLMC”) and The Sabine Mining Company (“Sabine”). Liberty Fuels Company, LLC (“Liberty”) ceased all mining and delivery of lignite in 2017. The terms of the contract specified that Mississippi Power was responsible for all mine closure costs and Liberty receives compensation for providing mine reclamation services. As of December 31, 2019, the mine areas have been reclaimed and final mine reclamation activities, primarily monitoring, will continue until final bond release.

At all operating coal mines other than MLMC, the Company is paid a management fee per ton of coal or heating unit (MMBtu) delivered. Each contract specifies the indices and mechanics by which fees change over time, generally in line with broad measures of U.S. inflation. The customers are responsible for funding all mine operating costs, including final mine reclamation, and directly or indirectly provide all of the capital required to build and operate the mine. This contract structure eliminates exposure to spot coal market price fluctuations while providing steady income and cash flow with minimal capital investment. Other than at Coyote Creek, debt financing provided by or supported by the customers is without recourse to NACCO and NACoal. See Note 17 for further discussion of Coyote Creek's guarantees.

All operating coal mines other than MLMC meet the definition of a variable interest entity (“VIE”). In each case, NACCO is not the primary beneficiary of the VIE as it does not exercise financial control; therefore, NACCO does not consolidate the results of these operations within its financial statements. Instead, these contracts are accounted for as equity method investments. The income before income taxes associated with these VIE's is reported as Earnings of unconsolidated operations on the Consolidated Statements of Operations and the Company’s investment is reported on the line Investments in Unconsolidated Subsidiaries in the Consolidated Balance Sheets. The mines that meet the definition of a VIE are referred to collectively as the “Unconsolidated Subsidiaries.” For tax purposes, the Unconsolidated Subsidiaries are included within the NACCO consolidated U.S. tax return; therefore, the income tax expense line on the Consolidated Statements of Operations includes income taxes related to these entities. All of the Unconsolidated Subsidiaries are accounted for under the equity method. See Note 17 for further discussion.

The MLMC contract is the only operating coal contract in which the Company is responsible for all operating costs, capital requirements and final mine reclamation; therefore, MLMC is consolidated within NACCO’s financial statements. MLMC sells coal to its customer at a contractually agreed-upon price which adjusts monthly, primarily based on changes in the level of established indices which reflect general U.S. inflation rates.

Centennial Natural Resources (“Centennial”), located in Alabama, ceased coal production at the end of 2015. Since 2015, the Company has sold or transferred certain Centennial equipment and mineral reserves. The Company continues to evaluate strategies for the remaining mineral reserves and a dragline, which have no remaining book value. Cash expenditures related to mine reclamation at Centennial will continue until mine reclamation is complete, or ownership of, or responsibility for, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

remaining mines is transferred. Centennial is a consolidated entity within the Coal Mining segment as the Company is responsible for carrying costs and final mine reclamation.

NAMining Segment
The NAMining segment provides value-added contract mining and other services for producers of aggregates, lithium and other minerals. The segment is a primary platform for the Company’s growth and diversification outside of the coal industry. NAMining provides contract mining services for independently owned mines and quarries, creating value for its customers by performing the mining aspects of its customers’ operations. This allows customers to focus on their areas of expertise: materials handling and processing, product sales and distribution. NAMining operates primarily at limestone quarries in Florida, but is focused on expanding outside of Florida and into mining materials other than limestone. During 2019, the Company entered into a mining agreement to serve as exclusive contract miner for the Thacker Pass lithium project in northern Nevada. NAMining utilizes both fixed price and cost plus a management fee contract structures. Certain of the entities within NAMining segment are VIEs and are accounted for under the equity method as Unconsolidated Subsidiaries. See Note 17 for further discussion.

Minerals Management Segment
The Minerals Management segment promotes the development of the Company’s oil, gas and coal reserves, generating income primarily from royalty-based lease payments from third parties. The Company’s gas, oil and undeveloped coal reserves are located in Ohio (Utica and Marcellus shale natural gas), Louisiana (Haynesville shale and Cotton Valley formation natural gas), Mississippi (coal), Pennsylvania (coal, coalbed methane and Marcellus shale natural gas), Alabama (coal and coalbed methane and natural gas) and North Dakota (coal).

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
Property, Plant and Equipment, Net: Property, plant and equipment are initially recorded at cost. Depreciation, depletion and amortization are provided in amounts sufficient to amortize the cost of the assets, including assets recorded under finance leases, over their estimated useful lives using the straight-line method or the units-of-production method. Buildings and building improvements are depreciated over the life of the mine, which is generally 30 years. Estimated lives for machinery and equipment range from three to 15 years. The units-of-production method is used to amortize certain assets based on estimated recoverable tonnages. Repairs and maintenance costs are expensed when incurred, unless such costs extend the estimated useful life of the asset, in which case such costs are capitalized and depreciated. Asset retirement costs associated with asset retirement obligations are capitalized with the carrying amount of the related long-lived asset and depreciated over the asset's estimated useful life.
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
Coal Supply Agreement: The coal supply agreement represents a long-term supply agreement with MLMC's customer and was recorded based on the fair value at the date of acquisition. The coal supply agreement is amortized based on units of production over the term of the agreement, which is estimated to be 30 years. The Company reviews identified intangible assets for impairment when changes in circumstances or the occurrence of certain events indicate potential impairment.
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
Revenue Recognition: See Note 3 to the Consolidated Financial Statements for discussion of revenue recognition.
Stock Compensation: The Company maintains long-term incentive programs that allow for the grant of shares of Class A common stock, subject to restrictions, as a means of retaining and rewarding selected employees for long-term performance and to increase ownership in the Company. Shares awarded under the plans are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, for shares awarded for years ended December 31, 2019 and December 31, 2018, the restriction period ends at the earliest of (i)three years after the participant's retirement date, (ii) three, five or ten years from the award date, or (iii) the participant's death or permanent disability. Pursuant to the plans, the Company issued 85,567 and 96,153 shares related to the years ended December 31, 2019 and 2018, respectively. After the issuance of these shares, there were 414,433 shares of Class A common stock available for issuance under these plans. Compensation expense related to these share awards was $4.1 million ($3.3 million net of tax) and $3.4 million ($2.7 million net of tax) for the years ended December 31, 2019 and 2018, respectively. Compensation expense represents fair value based on the market price of the shares of Class A common stock at the grant date.
The Company also has a stock compensation plan for non-employee directors of the Company under which a portion of the annual retainer for each non-employee director is paid in restricted shares of Class A common stock. For the year ended December 31, 2019, $95,000 ($150,000 for the Chairman) of the non-employee director's annual retainer of $155,000 ($250,000 for the Chairman) was paid in restricted shares of Class A common stock. For the year ended December 31, 2018, $90,000 of the non-employee director's annual retainer of $150,000 was paid in restricted shares of Class A common stock. Shares awarded under the plan are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, the restriction period ends at the earliest of (i) ten years from the award date, (ii) the date of the director's death or permanent disability, (iii) five years (or earlier with the approval of the Board of Directors) after the director's date of retirement from the Board of Directors, or (iv) the date the director has both retired from the Board of Directors and has reached age 70. Pursuant to this plan, the Company issued 22,258 and 26,968 shares related to the years ended December 31, 2019 and 2018, respectively. In addition to the mandatory retainer fee received in restricted stock, directors may elect to receive shares of Class A common stock in lieu of cash for up to 100% of the balance of their annual retainer, committee retainer and any committee chairman's fees. These voluntary shares are not subject to any restrictions. Total shares issued under voluntary elections were 432 in 2019 and 560 in 2018. After the issuance of these shares, there were 77,310 shares of Class A common stock available for issuance under this plan. Compensation expense related to these awards was $1.1 million ($0.9 million net of tax) and $0.9 million ($0.7 million net of tax) for the years ended December 31, 2019 and 2018, respectively. Compensation expense represents fair value based on the market price of the shares of Class A common stock at the grant date.
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
Recently Issued Accounting Standards

Accounting Standards Adopted in 2019: NACCO adopted Accounting Standard Update ("ASU") 2016-02, Leases (Topic 842), which is codified in Accounting Standards Codification 842, Leases (“ASC 842”), on January 1, 2019, using the modified retrospective transition method (the "guidance"). See Note 10 for further information on the Company's leases.

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
Under these royalty contracts, granting exclusive right, title, and interest in and to minerals, if any, is the performance obligation. The performance obligation under these contracts represents a series of distinct goods or services whereby each day of access that is provided is distinct. The transaction price consists of a variable sales-based royalty and, in certain arrangements, a fixed component in the form of an up-front lease bonus payment. As the amount of consideration the Company will ultimately be entitled to is entirely susceptible to factors outside its control, the entire amount of variable consideration is constrained at contract inception. The fixed portion of the transaction price is recognized over the primary term of the contract, which is generally five years.
Significant Judgments
The Company’s contracts with its customers contain different types of variable consideration including, but not limited to, management fees that adjust based on coal volumes or MMBtu delivered or limestone tons, however, the terms of these variable payments relate specifically to our efforts to satisfy one or more, but not all of, the performance obligations (or to a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

specific outcome from satisfying the performance obligations), in the contract. Therefore, the Company allocates each variable payment (and subsequent changes to that payment) entirely to the specific performance obligation to which it relates. Management fees, as well as general and administrative fees, are also adjusted based on changes in specified indices (e.g., CPI) to compensate for general inflation changes. Index adjustments, if applicable, are effective prospectively. Certain contracts include reimbursement of actual costs incurred.

Disaggregation of Revenue
In accordance with ASC 606-10-50, the Company disaggregates revenue from contracts with customers into major goods and service lines and timing of transfer of goods and services. The Company determined that disaggregating revenue into these categories achieves the disclosure objective of depicting how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The Company’s business consists of the Coal Mining, NAMining and Minerals Management segments as well as Unallocated Items. See Note 15 to the Consolidated Financial Statements for further discussion of segment reporting.

The following table disaggregates revenue by major sources for the years ended December 31:

Major Goods/Service Lines	2019	2018
Coal Mining	$68,701	$81,549
NAMining	42,823	36,950
Minerals Management	30,119	17,352
Unallocated Items	790	665
Eliminations	(1,443)	(1,141)
Total revenues	$140,990	$135,375

Timing of Revenue Recognition
Goods transferred at a point in time	$66,102	$78,849
Services transferred over time	74,888	56,526
Total revenues	$140,990	$135,375

Contract Balances
The opening and closing balances of the Company’s current and long-term contract liabilities and receivables are as follows:

	Contract balances
	Trade accounts receivable, net	Contract liability (current)	Contract liability (long-term)
Balance, January 1, 2019	$20,817	$754	$2,008
Balance, December 31, 2019	15,444	944	2,153
Increase (decrease)	$(5,373)	$190	$145

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

The amount of revenue recognized in the years ended December 31, 2019 and December 31, 2018 that was included in the opening contract liability was $0.9 million and $1.2 million, respectively. This revenue consists of up-front lease bonus payments received under royalty contracts that are recognized over the primary term of the royalty contracts, which are generally five years. The Company expects to recognize $0.9 million in both 2020 and 2021, $0.7 million in 2022, $0.3 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

in 2023, and $0.1 million in 2024 related to the contract liability remaining at December 31, 2019. The difference between the opening and closing balances of the Company’s accounts receivable and contract liabilities results from the timing difference between the Company’s performance and the customer’s payment. Contracts with payments in arrears are recognized as receivables.

The Company has no contract assets recognized from the costs to obtain or fulfill a contract with a customer.

NOTE 4—Inventories

Inventories are summarized as follows:

	December 31
	2019	2018
Coal	$15,700	$11,030
Mining supplies	24,765	20,179
Total inventories	$40,465	$31,209

NOTE 5—Property, Plant and Equipment, Net

Property, plant and equipment, net includes the following:

	December 31
	2019	2018
Coal lands and real estate	$54,647	$56,716
Plant and equipment	190,868	163,564
Property, plant and equipment, at cost	245,515	220,280
Less allowances for depreciation, depletion and amortization	107,454	95,726
	$138,061	$124,554
Total depreciation, depletion and amortization expense on property, plant and equipment was $13.6 million and $11.6 million during 2019 and 2018, respectively.

NOTE 6—Intangible Assets
Intangible assets other than goodwill, which are subject to amortization, consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance at December 31, 2019
Coal supply agreement	$84,200	$(46,298)	$37,902

Balance at December 31, 2018
Coal supply agreement	$84,200	$(43,684)	$40,516

Amortization expense for intangible assets was $2.6 million and $3.0 million in 2019 and 2018, respectively.
Expected annual amortization expense of NACCO's coal supply agreement for the next five years is as follows: $3.0 million in 2020 and $3.1 million in 2021, 2022, 2023 and 2024, respectively. The coal supply agreement is amortized based on units of production over the term of the agreement, which is estimated to be 30 years.

NOTE 7—Asset Retirement Obligations

The Company's asset retirement obligations are principally for costs to close its surface mines and reclaim the land it has disturbed as a result of its normal mining activities as well as for costs to dismantle certain mining equipment at the end of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

life of the mine. The Company determined the amounts of these obligations based on cost estimates, adjusted for inflation, projected to the estimated closure dates, and then discounted using a credit-adjusted risk-free interest rate. The accretion of the liability is being recognized over the estimated life of each individual asset retirement obligation and is recorded in the line “Cost of sales” in the accompanying Consolidated Statements of Operations. The associated asset is recorded in “Property, Plant and Equipment, net” in the accompanying Consolidated Balance Sheets. The depreciation of the asset is recorded in the line “Cost of sales” in the accompanying Consolidated Statements of Operations.

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

A reconciliation of the Company's beginning and ending aggregate carrying amount of the asset retirement obligations are as follows:

	Coal Mining	NAMining	Unallocated Items	NACCO Consolidated
Balance at January 1, 2018	$22,589	$1,085	$16,423	$40,097
Liabilities incurred during the period	—	189	—	189
Liabilities settled during the period	(920)	—	(747)	(1,667)
Accretion expense	1,504	31	1,044	2,579
Revision of estimated cash flows	(2,777)	(820)	102	(3,495)
Balance at December 31, 2018	$20,396	$485	$16,822	$37,703
Liabilities incurred during the period	—	91	—	91
Liabilities settled during the period	(8,265)	—	(752)	(9,017)
Accretion expense	1,260	28	1,323	2,611
Revision of estimated cash flows at MLMC	3,145	—	—	3,145
Revision of estimated cash flows at Centennial	2,479	—	(153)	2,326
Balance at December 31, 2019	$19,015	$604	$17,240	$36,859

During 2019, the Company transferred the mine permits for certain Centennial mines to an unrelated third party.  As a result of these transfers, the Company was relieved of the associated mine reclamation obligations and recorded a $5.4 million reduction to Centennial's asset retirement obligation, included in "Liabilities settled during the current period" in the table above.  As part of these transactions, the Company transferred a $3.4 million escrow account and paid $2.4 million of cash, resulting in a net loss on the transactions of $0.4 million recognized within cost of sales in the Consolidated Statement of Operations and reflected on the line “Revision of estimated cash flows at Centennial” in the table above. The reduction to the asset retirement obligation related to these transfers was offset by a $2.0 million increase to the asset retirement obligation related to updated costs estimates for the remaining Centennial asset retirement obligations recognized within cost of sales in the Consolidated Statement of Operations and reflected on the line “Revision of estimated cash flows at Centennial” in the table above.

Due to updated cost estimates and changes in timing of the asset retirement obligation for MLMC, the Company recognized a $3.1 million increase to the asset retirement obligation in 2019 within cost of sales in the Consolidated Statement of Operations and reflected on the line “Revision of estimated cash flows at MLMC” in the table above.

Prior to 2018, Bellaire established a $5.0 million Mine Water Treatment Trust to provide a financial assurance mechanism in order to assure the long-term treatment of post-mining discharges. The fair value of the Mine Water Treatment assets, which are recognized as a component of "Other Non-Current Assets" on the Consolidated Balance Sheets, are $10.1 million at December 31, 2019 and are legally restricted for purposes of settling the Bellaire asset retirement obligation. See Note 9 for further discussion of the Mine Water Treatment Trust.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 8—Current and Long-Term Financing

Financing arrangements are obtained and maintained at the subsidiary level. NACCO has not guaranteed any borrowings of its subsidiaries.
The following table summarizes the Company's available and outstanding borrowings:

	December 31
	2019	2018
Total outstanding borrowings of NACoal:
Revolving credit agreement	$16,000	$4,000
Other debt	8,943	7,021
Total debt outstanding	$24,943	$11,021

Current portion of borrowings outstanding	$7,795	$4,654
Long-term portion of borrowings outstanding	17,148	6,367
	$24,943	$11,021

Total available borrowings, net of limitations, under revolving credit agreement	$148,644	$148,481

Unused revolving credit agreement	$132,644	$144,481

Weighted average stated interest rate on total borrowings	5.1%	4.8%
Annual maturities of total debt, excluding leases, are as follows:

2020	7,237
2021	250
2022	9,263
2023	277
2024	292
Thereafter	6,981
$24,300
Interest paid on total debt was $0.9 million and $2.0 million during 2019 and 2018, respectively.
NACoal has an unsecured revolving line of credit of up to $150.0 million (the “NACoal Facility”) that expires in August 2022. Borrowings outstanding under the NACoal Facility were $16.0 million at December 31, 2019. At December 31, 2019, the excess availability under the NACoal Facility was $132.6 million, which reflects a reduction for outstanding letters of credit of $1.4 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon NACoal achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective December 31, 2019, for base rate and LIBOR loans were 0.75% and 1.75%, respectively. The NACoal Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.30% on the unused commitment at December 31, 2019. The weighted average interest rate applicable to the NACoal Facility at December 31, 2019 was 5.50% including the floating rate margin.

The NACoal Facility contains restrictive covenants, which require, among other things, NACoal to maintain a maximum debt to EBITDA ratio of 3.00 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The NACoal Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 2.00 to 1.00, or if greater than 2.00 to 1.00, a Fixed Charge Coverage Ratio of 1.10 to 1.00, in conjunction with maintaining unused availability thresholds of borrowing capacity, as defined in the NACoal Facility, of $15.0 million. At December 31, 2019, NACoal was in compliance with all financial covenants in the NACoal Facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NACoal has a demand note payable to Coteau, one of the unconsolidated subsidiaries, which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the Internal Revenue Service. At December 31, 2019, the balance of the note was $2.0 million and the interest rate was 1.68%.

NACoal has a ten year note payable that is secured by two specified units of equipment and bears interest at a fixed 5.29% rate. This note includes a principal payment of $4.4 million at the end of the term on December 15, 2026. At December 31, 2019 and 2018, the outstanding balances of the note were $6.3 million and $6.6 million, respectively.

NOTE 9—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$10,120	$10,120	$—	$—
	$10,120	$10,120	$—	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$8,716	$8,716	$—	$—
	$8,716	$8,716	$—	$—

Bellaire's Mine Water Treatment Trust invests in available for sale securities that are reported at fair value based upon quoted market prices in active markets for identical assets; therefore, they are classified as Level 1 within the fair value hierarchy. On January 1, 2018, the Mine Water Treatment Trust's unrealized gain of $2.7 million was reclassified within the Consolidated Balance Sheet upon adoption of ASU No. 2016-01. The Mine Water Treatment Trust realized a (gain)/loss of $(1.5) million and $0.3 million in the years ended December 31, 2019 and 2018, respectively, in the "Other (income) expense " section of the Consolidated Statements of Operations. See Note 7 for further discussion of Bellaire's Mine Water Treatment Trust.

There were no transfers into or out of Levels 1, 2 or 3 during the year ended December 31, 2019.

Other Fair Value Measurement Disclosures: The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding finance leases, were determined using current rates offered for similar obligations taking into account subsidiary credit risk, which is Level 2 as defined in the fair value hierarchy. The fair value and the book value of revolving credit agreements and long-term debt, excluding finance leases, was $24.3 million and $24.3 million, respectively, at December 31, 2019 and $10.4 million and $10.6 million, respectively, at December 31, 2018.
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable. Under its mining contracts, the Company recognizes revenue and a related receivable as coal or limestone is delivered. These mining contracts provide for monthly settlements. The Company's significant credit concentration is uncollateralized; however, historically minimal credit losses have been incurred. To further reduce credit risk associated with accounts receivable, the Company performs periodic credit evaluations of its customers, but does not generally require advance payments or collateral.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 10—Leases

NACCO adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019 using the modified retrospective transition method.

The most significant effect to the Consolidated Balance Sheet relates to the recognition of new right-of-use assets (“ROU assets”) and lease liabilities for operating leases of real estate, mining and other equipment that expire at various dates through 2031. The majority of the Company's leases are operating leases. See the table below for further information on the Consolidated Balance Sheet. Many leases include renewal and/or fair value or bargain purchase options, which are not recognized on the Consolidated Balance Sheet. The Company's lease agreements do not contain lease payments that depend on an index or a rate, as such, minimum lease payments do not include variable lease payments. There was no cumulative effect adjustment to the opening balance of retained earnings. The adoption of this guidance did not have a material effect on the Company’s results of operations, cash flows, liquidity or debt-covenant compliance. NACCO did not apply the standard to the comparative periods presented in the year of adoption.

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

Leased assets and liabilities include the following:

Description	Location	DECEMBER 31 2019
Assets
Operating	Operating lease right-of-use assets	$11,398
Finance	Property, plant and equipment, net (a)	544

Liabilities
Current
Operating	Other current liabilities	$1,318
Finance	Current maturities of long-term debt	558
Noncurrent
Operating	Operating lease liabilities	$12,448
Finance	Long-term debt	85

(a) Finance leased assets are recorded net of accumulated amortization of $1.9 million as of December 31, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The components of lease expense were as follows for the year ended December 31, 2019:

Description	Location
Lease expense
Operating lease cost	Selling, general and administrative expenses	$2,251
Finance lease cost:
Amortization of leased assets	Cost of sales	570
Interest on lease liabilities	Interest expense	18
Variable lease expense	Selling, general and administrative expenses	555
Short-term lease expense	Selling, general and administrative expenses	298
Total lease expense		$3,692
Rental expense for all operating leases was $3.7 million in 2018. Depreciation of plant and equipment under capital leases was included in depreciation expense in the year ended December 31, 2018.

Future minimum finance and operating lease payments were as follows at December 31, 2019:

	Finance Leases	Operating Leases	Total
2020	$567	$2,193	$2,760
2021	37	2,149	2,186
2022	37	2,175	2,212
2023	16	1,685	1,701
2024	—	1,661	1,661
Subsequent to 2024	—	9,330	9,330
Total minimum lease payments	657	19,193	$19,850
Amounts representing interest	14	5,427
Present value of net minimum lease payments	$643	$13,766

As most of the Company's leases do not provide an implicit rate, the Company determines the incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The Company considers its credit rating and the current economic environment in determining this collateralized rate. The assumptions used in accounting for ASC 842 were as follows for the year ended December 31, 2019:

Lease term and discount rate
Weighted average remaining lease term (years)
Operating	9.63
Finance	0.75

Weighted average discount rate
Operating	6.99%
Finance	5.95%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The following table details cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2019:

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,299
Operating cash flows from finance leases	18
Financing cash flows from finance leases	534

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

NOTE 12—Stockholders' Equity and Earnings Per Share

NACCO Industries, Inc. Class A common stock is traded on the New York Stock Exchange under the ticker symbol “NC.” Because of transfer restrictions on Class B common stock, no trading market has developed, or is expected to develop, for the Company's Class B common stock. The Class B common stock is convertible into Class A common stock on a one-for-one basis at any time at the request of the holder. The Company's Class A common stock and Class B common stock have the same cash dividend rights per share. As the liquidation and dividend rights are identical, any distribution of earnings would be allocated to Class A and Class B stockholders on a proportionate basis, and accordingly the net income per share for each class of common stock is identical. The Class A common stock has one vote per share and the Class B common stock has ten votes per share. The total number of authorized shares of Class A common stock and Class B common stock at December 31, 2019 was 25,000,000 shares and 6,756,176 shares, respectively. Treasury shares of Class A common stock totaling 2,817,714 and 2,862,442 at December 31, 2019 and 2018, respectively, have been deducted from shares outstanding.

Stock Repurchase Programs: On November 6, 2019, the Company's Board of Directors approved a stock purchase program ("2019 Stock Repurchase Program") providing for the purchase of up to $25 million of the Company’s outstanding Class A Common Stock through December 31, 2021. NACCO’s previous repurchase program ("2018 Stock Repurchase Program") would have expired on December 31, 2019 but was terminated and replaced by the 2019 Stock Repurchase Program. During 2019, the Company repurchased 28,094 and 44,476 shares of Class A Common Stock under the 2019 Stock Repurchase Program and 2018 Stock Repurchase Program, respectively, for an aggregate purchase price of $3.0 million. During 2018, The Company repurchased 39,047 shares of Class A Common Stock under the 2018 Stock Repurchase Program for an aggregate purchase price of $1.3 million.

The timing and amount of any repurchases under the 2019 Stock Repurchase Program are determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives, market conditions for the Company's Class A Common Stock and other legal and contractual restrictions. The 2019 Stock Repurchase Program does not require the Company to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Company without prior notice and may be executed through open market purchases, privately negotiated transactions or otherwise. All or part of the repurchases under the 2019 Stock Repurchase Program may be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be restricted from doing so under applicable securities laws.
Stock Compensation: See Note 2 for a discussion of the Company's restricted stock awards.

Earnings per Share: The weighted average number of shares of Class A common stock and Class B common stock outstanding used to calculate basic and diluted earnings per share were as follows:

	2019	2018
Basic weighted average shares outstanding	6,974	6,924
Dilutive effect of restricted stock awards	33	36
Diluted weighted average shares outstanding	7,007	6,960

Basic earnings per share	$5.68	$5.02
Diluted earnings per share	$5.66	$5.00

NOTE 13—Income Taxes

The components of income (loss) before income tax provision (benefit) and the income tax provision (benefit) for the years ended December 31 are as follows:

	2019	2018
Income (loss) before income tax provision (benefit)
Domestic	$40,742	$45,170
Foreign	2,657	(3,007)
	$43,399	$42,163
Income tax provision (benefit)
Current income tax provision (benefit):
Federal	$(6,473)	$(2,296)
State	939	393
Foreign	603	—
Total current	(4,931)	(1,903)
Deferred income tax provision:
Federal	8,125	8,585
State	573	696
Total deferred	8,698	9,281
	$3,767	$7,378

The Company made income tax payments of $1.0 million and $0.5 million during 2019 and 2018, respectively. During the same periods, income tax refunds totaled $2.6 million and $0.1 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

A reconciliation of the federal statutory and effective income tax rate for the years ended December 31 is as follows:

	2019	2018
Income before income tax provision	$43,399	$42,163
Statutory taxes at 21.0%	$9,114	$8,854
State and local income taxes	1,129	1,241
Non-deductible expenses	736	663
Percentage depletion	(4,451)	(4,199)
R&D and other federal credits	(255)	(37)
Settlements	(2,377)	323
Other, net	(129)	533
Income tax provision	$3,767	$7,378
Effective income tax rate	8.7%	17.5%
Income tax expense for the year ended December 31, 2019 included a net discrete tax benefit of $2.5 million primarily resulting from effective settlement of certain items from on-going examinations and changes in prior year estimates.  Income tax expense for the year ended December 31, 2018 included $1.2 million of discrete tax expense primarily related to an additional valuation allowance provided against deferred tax assets in India as the Company had previously determined that such deferred tax assets do not meet the more likely than not standard for realization.

A detailed summary of the total deferred tax assets and liabilities in the Company's Consolidated Balance Sheets resulting from differences in the book and tax bases of assets and liabilities follows:

	December 31
	2019	2018
Deferred tax assets
Lease liabilities	$30,875	$—
Tax carryforwards	16,305	19,058
Inventories	1,704	2,041
Accrued liabilities	10,020	9,860
Employee benefits	4,853	4,892
Other	9,005	9,347
Total deferred tax assets	72,762	45,198
Less: Valuation allowance	12,296	14,219
	60,466	30,979
Deferred tax liabilities
Lease right-of-use assets	30,875	—
Depreciation and depletion	28,061	27,299
Partnership investment - development costs	9,949	5,146
Accrued pension benefits	3,919	1,380
Total deferred tax liabilities	72,804	33,825
Net deferred liability	$(12,338)	$(2,846)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The following table summarizes the tax carryforwards and associated carryforward periods and related valuation allowances where the Company has determined that realization is uncertain:

	December 31, 2019
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
State net operating loss	$16,531	$13,668	2020-2039
Federal research credit	1,455	—	2034-2038
Federal foreign tax credit	463	463	2029
Alternative minimum tax credit	1,596	—	(1)
Total	$20,045	$14,131

	December 31, 2018
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
Non-U.S. net operating loss	$2,340	$2,340	2024-2026
State net operating loss	16,624	13,182	2019-2038
Federal research credit	1,198	—	2034-2038
Alternative minimum tax credit	2,310	—	(1)
Total	$22,472	$15,522
(1) This credit is refundable in 2021, if not fully utilized prior to 2021.
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
In general, the Company operates in taxing jurisdictions that provide a statute of limitations period ranging from three to five years for the taxing authorities to review the applicable tax filings. The examination of the 2013-2016 U.S. federal tax returns is ongoing. The Company does not have any material taxing jurisdictions in which the statute of limitations has been extended beyond the applicable time frame allowed by law.
The following is a reconciliation of the Company's total gross unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the financial statements for the years ended December 31, 2019 and 2018. Approximately $2.3 million and $1.1 million of these gross amounts as of December 31, 2019 and 2018, respectively, relate to permanent items that, if recognized, would impact the effective income tax rate. This amount differs from the gross unrecognized tax benefits presented in the table below due to the decrease in U.S. federal income taxes which would occur upon the recognition of the state tax benefits included herein.

	2019	2018
Balance at January 1	$1,280	$997
Additions based on tax positions related to prior years	1,172	283
Additions based on tax positions related to the current year	408	—
Balance at December 31	$2,860	$1,280
The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The Company recognized net expense of less than $0.1 million in interest and penalties related to uncertain tax positions during

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

2019 and 2018, respectively. The total amount of interest and penalties accrued was $0.1 million and $0.1 million as of December 31, 2019 and 2018, respectively.
The Company expects the amount of unrecognized tax benefits will change within the next 12 months; however, the change in unrecognized tax benefits, which is reasonably possible within the next 12 months, is not expected to have a significant effect on the Company's financial position, results of operations or cash flows.

NOTE 14—Retirement Benefit Plans
Defined Benefit Plans: The Company maintains defined benefit pension plans that provide benefits based on years of service and average compensation during certain periods. Prior to 2018, the Company amended the Combined Defined Benefit Plan for NACCO Industries, Inc. and its subsidiaries (the “Combined Plan”) to freeze pension benefits for all employees. The Company also amended the Supplemental Retirement Benefit Plan (the “SERP”) to freeze all pension benefits. Certain executive officers also maintain accounts under various deferred compensation plans that were frozen prior to 2018. All eligible employees of the Company, including employees whose pension benefits are frozen, receive retirement benefits under defined contribution retirement plans.
During the year ended December 31, 2019, the Company offered lump-sum settlements to certain Combined Plan participants. These lump sum payments resulted in a pension settlement charge of $0.9 million.
The assumptions used in accounting for the defined benefit plans were as follows for the years ended December 31:

	2019	2018
Weighted average discount rates for pension benefit obligation	2.98% - 3.20%	4.10% - 4.20%
Weighted average discount rates for net periodic benefit cost	4.10% - 4.20%	3.40% - 3.55%
Expected long-term rate of return on assets for net periodic benefit cost	7.50%	7.50%
Set forth below is a detail of the net periodic pension expense (income) for the defined benefit plans for the years ended December 31:

	2019	2018
Interest cost	$1,710	$1,581
Expected return on plan assets	(2,778)	(2,852)
Amortization of actuarial loss	422	484
Amortization of prior service cost	58	58
Settlements	873	—
Net periodic pension expense (income)	$285	$(729)
Set forth below is detail of other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss for the years ended December 31:

	2019	2018
Current year actuarial loss (gain)	$(1,030)	$1,397
Amortization of actuarial loss	(422)	(484)
Amortization of prior service cost	(58)	(58)
Settlements	(873)	—
Total recognized in other comprehensive loss (income)	$(2,383)	$855

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The following table sets forth the changes in the benefit obligation and the plan assets during the year and the funded status of the defined benefit plans at December 31:

	2019	2018
Change in benefit obligation
Projected benefit obligation at beginning of year	$42,026	$46,065
Interest cost	1,710	1,581
Actuarial loss (gain)	3,121	(3,286)
Benefits paid	(2,391)	(2,334)
Settlements	(2,612)	—
Projected benefit obligation at end of year	$41,854	$42,026
Accumulated benefit obligation at end of year	$41,854	$42,026
Change in plan assets
Fair value of plan assets at beginning of year	$34,954	$38,527
Actual return (loss) on plan assets	6,930	(1,832)
Employer contributions	483	593
Benefits paid	(2,391)	(2,334)
Settlements	(2,612)	—
Fair value of plan assets at end of year	$37,364	$34,954
Funded status at end of year	$(4,490)	$(7,072)
Amounts recognized in the balance sheets consist of:
Non-current assets	$3,079	$2,047
Current liabilities	(606)	(588)
Non-current liabilities	(6,963)	(8,531)
	$(4,490)	$(7,072)
Components of accumulated other comprehensive loss (income) consist of:
Actuarial loss	$13,951	$16,277
Prior service cost	819	878
Deferred taxes	(3,305)	(3,320)
	$11,465	$13,835
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

Future pension benefit payments expected to be paid from assets of the pension plans are:

2020	$2,678
2021	2,576
2022	2,582
2023	2,621
2024	2,642
2025 - 2028	12,827
$25,926
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
The following is the actual allocation percentage and target allocation percentage for the pension plan assets at December 31:

	2019 Actual Allocation	2018 Actual Allocation	Target Allocation Range
U.S. equity securities	45.1%	42.4%	36.0% - 54.0%
Non-U.S. equity securities	20.0%	19.4%	16.0% - 24.0%
Fixed income securities	34.4%	37.7%	30.0% - 40.0%
Money market	0.5%	0.5%	0.0% - 10.0%
The defined benefit pension plans do not have any direct ownership of NACCO common stock.
The fair value of each major category of the Company's pension plan assets are valued using quoted market prices in active markets for identical assets, or Level 1 in the fair value hierarchy. Following are the values as of December 31:

	Level 1
	2019	2018
U.S. equity securities	$16,862	$14,834
Non-U.S. equity securities	7,482	6,790
Fixed income securities	12,854	13,169
Money market	166	161
Total	$37,364	$34,954
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The assumptions used in accounting for the postretirement health care plans are set forth below for the years ended December 31:

	2019	2018
Weighted average discount rates for benefit obligation	2.65%	3.80%
Weighted average discount rates for net periodic benefit cost	3.80%	3.10%
Health care cost trend rate assumed for next year	6.50%	6.75%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2025	2025
Set forth below is a detail of the net periodic benefit expense for the postretirement health care plans for the years ended December 31:

	2019	2018
Service cost	$24	$50
Interest cost	77	98
Amortization of actuarial loss	8	96
Amortization of prior service credit	(80)	(64)
Net periodic benefit expense	$29	$180
Set forth below is a detail of other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended December 31:

	2019	2018
Current year actuarial loss (gain)	$46	$(756)
Amortization of actuarial loss	(8)	(96)
Current year prior service credit	—	(325)
Amortization of prior service credit	80	64
Total recognized in other comprehensive income (loss)	$118	$(1,113)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The following sets forth the changes in benefit obligations during the year and the funded status of the postretirement health care at December 31:

	2019	2018
Change in benefit obligation
Benefit obligation at beginning of year	$2,113	$3,221
Service cost	24	50
Interest cost	77	98
Plan amendments	—	(326)
Actuarial loss (gain)	46	(756)
Benefits paid	(211)	(174)
Benefit obligation at end of year	$2,049	$2,113
Funded status at end of year	$(2,049)	$(2,113)
Amounts recognized in the balance sheets consist of:
Current liabilities	$(204)	$(215)
Noncurrent liabilities	(1,845)	(1,898)
	$(2,049)	$(2,113)
Components of accumulated other comprehensive loss (income) consist of:
Actuarial loss	$227	$189
Prior service credit	(259)	(339)
Deferred taxes	(96)	(74)
	$(128)	$(224)
Future postretirement health care benefit payments expected to be paid are:

2020	208
2021	228
2022	219
2023	216
2024	199
2025 - 2028	813
$1,883
Defined Contribution Plans: NACCO and its subsidiaries maintain a defined contribution (401(k)) plan for substantially all employees and provide employer matching contributions based on plan provisions. The plan also provides for a minimum employer contribution. Total costs, including Company contributions, for these plans were $2.7 million and $2.6 million in 2019 and 2018, respectively.

NOTE 15—Business Segments

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

The Company determines its reportable segments by first identifying its operating segments, and then by assessing whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. The Company’s Chief Operating Decision Maker utilizes operating profit to evaluate segment performance and allocate resources. Operating profit for each segment includes an allocation of shared costs based on a reasonable measure of utilization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The Company also has costs not directly attributable to a reportable segment which are not included as part of the measurement of segment operating profit, primarily administrative costs related to public company reporting requirements, the financial results of the Company’s mitigation banking business, Mitigation Resources of North America® (“MRNA”), and Bellaire. MRNA generates and sells stream and wetland mitigation credits (known as mitigation banking) and provides services to those engaged in permittee-responsible stream and wetland mitigation. Bellaire manages the Company’s long-term liabilities related to former Eastern U.S. underground mining activities. Transactions between segments are accounted for as third-party arrangements for purposes of presenting segment results of operations and are eliminated in consolidation.

All financial statement line items below operating profit (other income including interest expense and interest income, the provision for income taxes and net income) are presented and discussed within this Form 10-K on a consolidated basis. Included within other income on the line Income from other unconsolidated affiliates within the Consolidated Statements of Operations is the financial results of NoDak Energy Services, LLC ("NoDak"). NoDak operates and maintains a coal drying system at a customer’s power plant. The NoDak contract expired in the first quarter of 2020.

See Note 1 for additional discussion of the Company's reportable segments. All current operations reside in the U.S. The accounting policies of the reportable segments are described in Note 2.

In 2019, two customers and an oil and gas lessee individually accounted for more than 10% of consolidated revenue. In 2018, two customers individually accounted for more than 10% of consolidated revenue. The following represents the revenue attributable to each of these entities as a percentage of consolidated revenue for those years:

		Percentage of Consolidated Revenue
Customer	Segment	2019	2018
Choctaw Generation Limited Partnership, LLLP	Coal Mining	48%	60%
CEMEX	NAMining	21%	20%
Ascent Resources	Minerals Management	12%	n/a

In addition, for the year ended December 31, 2019, the Coal Mining segment derived approximately 60% of the Earnings of Unconsolidated Operations from two customers, Basin Electric Power Cooperative and Great River Energy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

The following tables present revenue, operating profit, depreciation expense and capital expenditures for the years ended December 31:

	2019	2018
Revenues
Coal Mining	$68,701	$81,549
NAMining	42,823	36,950
Minerals Management	30,119	17,352
Unallocated Items	790	665
Eliminations	(1,443)	(1,141)
Total	$140,990	$135,375

Operating profit (loss)
Coal Mining	$23,268	$38,270
NAMining	(696)	1,918
Minerals Management	25,721	14,331
Unallocated Items	(9,729)	(10,473)
Eliminations	256	(422)
Total	$38,820	$43,624

	2019	2018
Expenditures for property, plant and equipment
Coal Mining	$15,092	$8,816
NAMining	8,824	9,824
Minerals Management	517	1,406
Unallocated Items	231	884
Total	$24,664	$20,930

Depreciation, depletion and amortization
Coal Mining	$12,409	$11,874
NAMining	2,223	1,509
Minerals Management	1,362	951
Unallocated Items	246	349
Total	$16,240	$14,683

Asset information by segment is not discretely maintained for internal reporting or used in evaluating performance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

NOTE 16—Parent Company Condensed Balance Sheets

The condensed balance sheets of NACCO, the parent company, at December 31 are as follows:

	2019	2018
ASSETS
Cash and cash equivalents	$120,016	$84,819
Accounts receivable from affiliates	515	2,418
Current intercompany accounts receivable, net	1,255	868
Other current assets	10,448	4,508
Investment in subsidiaries	189,338	185,653
Property, plant and equipment, net	167	241
Other non-current assets	4,570	7,851
Total Assets	$326,309	$286,358
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$5,257	$5,148
Current portion of deferred compensation	13,465	—
Note payable to Bellaire	16,950	17,300
Deferred compensation	—	12,939
Other non-current liabilities	1,245	267
Stockholders’ equity	289,392	250,704
Total Liabilities and Stockholders’ Equity	$326,309	$286,358
The credit agreement at NACoal allows for the transfer of assets to NACCO under certain circumstances. The amount of NACCO's investment that was restricted at December 31, 2019 totaled approximately $1.7 million. The amount of unrestricted cash available to NACCO included in “Investment in subsidiaries” was $0.6 million at December 31, 2019. Dividends and management fees from its subsidiaries are the primary sources of cash for NACCO.

NOTE 17—Unconsolidated Subsidiaries

Each of the Company's wholly owned Unconsolidated Subsidiaries meet the definition of a VIE. The Unconsolidated Subsidiaries are capitalized primarily with debt financing provided by or supported by their respective customers, and generally without recourse to NACCO and NACoal. Although NACoal owns 100% of the equity and manages the daily operations of the Unconsolidated Subsidiaries, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities or absorb any expected losses without additional support from the customers. The customers have a controlling financial interest and have the power to direct the activities that most significantly affect the economic performance of the entities. As a result, the Company is not the primary beneficiary and therefore does not consolidate these entities' financial positions or results of operations. See Note 1 for a discussion of these entities.

The income taxes resulting from the operations of the Unconsolidated Subsidiaries are solely the responsibility of the Company. The pre-tax income from the unconsolidated subsidiaries, excluding NoDak, is reported on the line Earnings of unconsolidated operations in the Consolidated Statements of Operations, with related income taxes included in the provision for income taxes. The Company has included the pre-tax earnings of the Unconsolidated Subsidiaries, excluding NoDak, above operating profit as they are an integral component of the Company's business and operating results. The pre-tax income from NoDak is reported on the line Income from other unconsolidated affiliates in the Other (income) expense section of the Consolidated Statements of Operations, with the related income taxes included in the provision for income taxes.

The investment in the unconsolidated subsidiaries and related tax positions totaled $24.6 million and $20.1 million at December 31, 2019 and 2018, respectively. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $5.0 million and $4.4 million at December 31, 2019 and 2018, respectively.

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
Summarized financial information for the unconsolidated subsidiaries is as follows:

	2019	2018
Statement of Operations
Revenue	$734,515	$766,558
Gross profit	$72,433	$76,600
Income before income taxes	$65,183	$66,270
Net income	$54,067	$55,247
Balance Sheet
Current assets	$183,848	$182,353
Non-current assets	$837,477	$860,049
Current liabilities	$141,132	$146,788
Non-current liabilities	$875,216	$891,175
Revenue includes all mine operating costs that are reimbursed by the customers of the Unconsolidated Subsidiaries as well as the compensation per ton of coal, heating unit (MMBtu) or ton of limestone delivered. Reimbursed costs have offsetting expenses and have no impact on income before income taxes. Income before income taxes represents the Earnings of the unconsolidated operations and the Income from other unconsolidated affiliates.
NACoal received dividends of $53.5 million and $56.0 million from the Unconsolidated Subsidiaries in 2019 and 2018, respectively.

NOTE 18—Related Party Transactions

One of the Company's directors is a retired Jones Day partner. Legal services rendered by Jones Day approximated $1.0 million and $2.1 million for the years ended December 31, 2019 and 2018, respectively.

Alfred M. Rankin, Jr. retired as the President and Chief Executive Officer of NACCO effective during 2017. Mr. Rankin continues to serve as the Chairman of the Board of Directors of NACCO and Mr. Rankin supports the President and Chief Executive Officer of NACCO upon request under the terms of a consulting agreement. Fees for consulting services rendered by Mr. Rankin approximated $0.5 million and $0.5 million for the years ended December 31, 2019 and 2018, respectively.

Hyster-Yale Materials Handling, Inc. ("Hyster-Yale") is a former subsidiary of the Company that was spun-off to stockholders in 2012. In the ordinary course of business, NACoal leases or buys Hyster-Yale lift trucks. The terms may not be comparable to terms that would be obtained in a transaction between unaffiliated parties.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY CONDENSED BALANCE SHEETS

	December 31
	2019	2018
	(In thousands)
ASSETS
Cash and cash equivalents	$120,016	$84,819
Accounts receivable from affiliates	515	2,418
Current intercompany accounts receivable, net	1,255	868
Other current assets	10,448	4,508
Investment in subsidiaries	189,338	185,653
Property, plant and equipment, net	167	241
Other non-current assets	4,570	7,851
Total Assets	$326,309	$286,358
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$5,257	$5,148
Current portion of deferred compensation	13,465	—
Note payable to Bellaire	16,950	17,300
Deferred compensation	—	12,939
Other non-current liabilities	1,245	267
Stockholders’ equity	289,392	250,704
Total Liabilities and Stockholders’ Equity	$326,309	$286,358
See Notes to Parent Company Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2019	2018
	(In thousands)
Expense (income):
Intercompany interest expense	$1,190	$1,223
Other, net	(1,796)	(613)
	(606)	610
Administrative and general expenses	6,403	5,962
Loss before income taxes	(5,797)	(6,572)
Income tax benefit	(3,819)	(676)
Net loss before equity in earnings of subsidiaries	(1,978)	(5,896)
Equity in earnings of subsidiaries	41,610	40,681
Net income	39,632	34,785
Current period pension and postretirement plan adjustment, net of $226 expense and $14 tax benefit in 2019 and 2018, respectively	758	(301)
Pension settlement, net of $202 tax benefit in 2019	671	—
Reclassification of pension and postretirement adjustments into earnings, net of $90 and $85 tax benefit in 2019 and 2018, respectively	845	489
Total other comprehensive income	2,274	188
Comprehensive Income	$41,906	$34,973
See Notes to Parent Company Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2019	2018
	(In thousands)
Operating Activities
Net income	$39,632	$34,785
Equity in earnings of subsidiaries	41,610	40,681
Parent company only net loss	(1,978)	(5,896)
Net changes related to operating activities	3,671	(5,496)
Net cash provided by (used for) operating activities	1,693	(11,392)
Investing Activities
Expenditures for property, plant and equipment	—	(12)
Net cash used for investing activities	—	(12)
Financing Activities
Dividends received from subsidiaries	42,000	8,000
Notes payable to Bellaire	(350)	(551)
Purchase of treasury shares	(3,010)	(1,294)
Cash dividends paid	(5,132)	(4,578)
Other	(4)	—
Net cash provided by financing activities	33,504	1,577
Cash and cash equivalents
Increase (decrease) for the period	35,197	(9,827)
Balance at the beginning of the period	84,819	94,646
Balance at the end of the period	$120,016	$84,819
See Notes to Parent Company Condensed Financial Statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE PARENT
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO PARENT COMPANY CONDENSED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018
The notes to Consolidated Financial Statements, incorporated in Item 15 of this Form 10-K, are hereby incorporated by reference into these Notes to Parent Company Condensed Financial Statements.
NOTE A — ACCOUNTING POLICIES
NACCO Industries, Inc.® (“NACCO” or the “parent company”) is the public holding company for The North American Coal Corporation® ("NACoal").  In the Parent Company Condensed Financial Statements, NACCO's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. NACCO's share of net income of unconsolidated subsidiaries is included in net income using the equity method. Parent Company financial statements should be read in conjunction with the Company's consolidated financial statements.
NOTE B — LONG-TERM OBLIGATIONS AND GUARANTEES
It is NACCO's policy not to guarantee the debt of NACoal.
NOTE C — UNRESTRICTED CASH
The amount of unrestricted cash available to NACCO, included in Investment in subsidiaries, was $0.6 million at December 31, 2019 and was in addition to the $120.0 million of cash included in the Parent Company Condensed Balance Sheet at December 31, 2019.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
YEAR ENDED DECEMBER 31, 2019 AND 2018

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts — Describe	Deductions — Describe	Balance at End of Period (A)
(In thousands)
2019
Reserves deducted from asset accounts:
Deferred tax valuation allowances	$14,219	$(1,923)	$—	—	$12,296
2018
Reserves deducted from asset accounts:
Deferred tax valuation allowances	$13,579	$639	$1	$—	$14,219

(A)	Balances which are not required to be presented and those which are immaterial have been omitted.