Form 10-Q
period 2020-03-31
NACCO INDUSTRIES INC
filed 2020-05-07
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
YES ☐ NO ☑
Number of shares of Class A Common Stock outstanding at May 1, 2020: 5,452,834
Number of shares of Class B Common Stock outstanding at May 1, 2020: 1,568,550

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31 2020	DECEMBER 31 2019
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$93,726	$122,892
Trade accounts receivable, net	21,122	15,444
Accounts receivable from affiliates	6,377	6,411
Inventories	35,996	40,465
Refundable federal income taxes	14,638	8,928
Prepaid expenses and other	17,068	6,528
Total current assets	188,927	200,668
Property, plant and equipment, net	139,609	138,061
Intangibles, net	37,125	37,902
Investments in unconsolidated subsidiaries	27,384	24,611
Operating lease right-of-use assets	11,081	11,398
Other non-current assets	31,794	32,133
Total assets	$435,920	$444,773
LIABILITIES AND EQUITY
Accounts payable	$8,383	$9,374
Accounts payable to affiliates	157	577
Revolving credit agreements	11,000	7,000
Current maturities of long-term debt	933	795
Asset retirement obligations	2,285	2,285
Accrued payroll	6,519	19,583
Deferred compensation	—	13,465
Deferred revenue	2,203	1,908
Other current liabilities	6,627	6,979
Total current liabilities	38,107	61,966
Long-term debt	22,649	17,148
Operating lease liabilities	12,117	12,448
Asset retirement obligations	34,633	34,574
Pension and other postretirement obligations	8,322	8,807
Deferred income taxes	18,573	12,338
Other long-term liabilities	7,682	8,100
Total liabilities	142,083	155,381
Stockholders' equity
Common stock:
Class A, par value $1 per share, 5,452,830 shares outstanding (December 31, 2019 - 5,397,458 shares outstanding)	5,453	5,397
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,568,554 shares outstanding (December 31, 2019 - 1,568,670 shares outstanding)	1,569	1,569
Capital in excess of par value	8,318	8,911
Retained earnings	289,679	284,852
Accumulated other comprehensive loss	(11,182)	(11,337)
Total stockholders' equity	293,837	289,392
Total liabilities and equity	$435,920	$444,773

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31
	2020	2019
	(In thousands, except per share data)
Revenues	$37,644	$40,097
Cost of sales	32,563	26,712
Gross profit	5,081	13,385
Earnings of unconsolidated operations	16,003	16,270
Operating expenses
Selling, general and administrative expenses	12,727	12,653
Amortization of intangible assets	777	647
Gain on sale of assets	—	(18)
	13,504	13,282
Operating profit	7,580	16,373
Other expense (income)
Interest expense	403	231
Interest income	(401)	(553)
Income from other unconsolidated affiliates	(133)	(322)
Closed mine obligations	434	366
Loss (gain) on equity securities	1,196	(698)
Other, net	(15)	11
	1,484	(965)
Income before income tax (benefit) provision	6,096	17,338
Income tax (benefit) provision	(70)	2,320
Net income	$6,166	$15,018

Earnings per share:
Basic earnings per share	$0.88	$2.16
Diluted earnings per share	$0.88	$2.15

Basic weighted average shares outstanding	7,000	6,949
Diluted weighted average shares outstanding	7,040	6,998

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED
	MARCH 31
	2020	2019
	(In thousands)
Net income	$6,166	$15,018
Reclassification of pension and postretirement adjustments into earnings, net of $45 and $24 tax benefit in the three months ended March 31, 2020 and March 31, 2019, respectively.	155	101
Total other comprehensive income	155	101
Comprehensive income	$6,321	$15,119

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31
	2020	2019
	(In thousands)
Operating activities
Net cash used for operating activities	$(31,122)	$(544)

Investing activities
Expenditures for property, plant and equipment	(5,358)	(4,252)
Proceeds from the sale of property, plant and equipment	—	18
Other	16	(13)
Net cash used for investing activities	(5,342)	(4,247)

Financing activities
Additions to long-term debt	6,232	1,206
Reductions of long-term debt	(593)	(161)
Net additions to revolving credit agreements	4,000	—
Cash dividends paid	(1,339)	(1,153)
Purchase of treasury shares	(1,002)	(1,300)
Net cash provided by (used for) financing activities	7,298	(1,408)

Cash and cash equivalents
Total decrease for the period	(29,166)	(6,199)
Balance at the beginning of the period	122,892	85,257
Balance at the end of the period	$93,726	$79,058
See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Pension and Postretirement Plan Adjustment	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2019	$5,352	$1,569	$7,042	$250,352	$(13,611)	$250,704
Stock-based compensation	102	—	795	—	—	897
Purchase of treasury shares	(36)	—	(1,264)	—	—	(1,300)
Net income	—	—	—	15,018	—	15,018
Cash dividends on Class A and Class B common stock: $0.1650 per share	—	—	—	(1,153)	—	(1,153)
Reclassification adjustment to net income, net of tax	—	—	—	—	101	101
Balance, March 31, 2019	$5,418	$1,569	$6,573	$264,217	$(13,510)	$264,267

Balance, January 1, 2020	$5,397	$1,569	$8,911	$284,852	$(11,337)	$289,392
Stock-based compensation	88	—	377	—	—	465
Purchase of treasury shares	(32)	—	(970)	—	—	(1,002)
Net income	—	—	—	6,166	—	6,166
Cash dividends on Class A and Class B common stock: $0.1900 per share	—	—	—	(1,339)	—	(1,339)
Reclassification adjustment to net income, net of tax	—	—	—	—	155	155
Balance, March 31, 2020	$5,453	$1,569	$8,318	$289,679	$(11,182)	$293,837

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020
(In thousands, except as noted and per share amounts)

NOTE 1—Nature of Operations and Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of NACCO Industries, Inc.® (“NACCO”) and its wholly owned subsidiaries (collectively, “NACCO Industries, Inc. and Subsidiaries” or the “Company”). Intercompany accounts and transactions are eliminated in consolidation. NACCO is the public holding company for The North American Coal Corporation® ("NACoal"). The Company has three operating segments: Coal Mining, North American Mining (“NAMining”) and Minerals Management. The Company also has unallocated items not directly attributable to a reportable segment. See Note 9 to the Unaudited Condensed Consolidated Financial Statements for further discussion of segment reporting.

The Company’s operating segments are further described below:

Coal Mining Segment
The operating coal mines are: Bisti Fuels LLC (“Bisti”), Caddo Creek Resources Company, LLC (“Caddo Creek”), Camino Real Fuels, LLC (“Camino Real”), The Coteau Properties Company (“Coteau”), Coyote Creek Mining Company, LLC (“Coyote Creek”), Demery Resources Company, LLC (“Demery”), The Falkirk Mining Company (“Falkirk”), Mississippi Lignite Mining Company (“MLMC”) and The Sabine Mining Company (“Sabine”). As of March 31, 2020, all of the Liberty Fuels Company, LLC mine areas have been reclaimed and final mine reclamation activities, primarily monitoring, will continue until final bond release.

At all operating coal mines other than MLMC, the Company is paid a management fee per ton of coal or heating unit (MMBtu) delivered. Each contract specifies the indices and mechanics by which fees change over time, generally in line with broad measures of U.S. inflation. The customers are responsible for funding all mine operating costs, including final mine reclamation, and directly or indirectly provide all of the capital required to build and operate the mine. This contract structure eliminates exposure to spot coal market price fluctuations while providing steady income and cash flow with minimal capital investment. Other than at Coyote Creek, debt financing provided by or supported by the customers is without recourse to NACCO and NACoal. See Note 7 for further discussion of Coyote Creek's guarantees.

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

Minerals Management Segment
The Minerals Management segment promotes the development of the Company’s gas, oil and coal reserves, generating income primarily from royalty-based lease payments from third parties. The Company’s gas, oil and undeveloped coal reserves are located in Ohio (Utica and Marcellus shale natural gas), Louisiana (Haynesville shale and Cotton Valley formation natural gas), Mississippi (coal), Pennsylvania (coal, coalbed methane and Marcellus shale natural gas), Alabama (coal and coalbed methane and natural gas) and North Dakota (coal).

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

Basis of Presentation: These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at March 31, 2020, the results of its operations, comprehensive income, cash flows and changes in equity for the three months ended March 31, 2020 and 2019 have been included. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

The balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. GAAP for complete financial statements.

Certain amounts in prior period Unaudited Condensed Consolidated Financial Statements have been reclassified to conform to the current period's presentation.

NOTE 2—Revenue Recognition

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
Significant Judgments
The Company’s contracts with its customers contain different types of variable consideration including, but not limited to, management fees that adjust based on coal volumes or MMBtu delivered or limestone yards, however, the terms of these variable payments relate specifically to the Company's efforts to satisfy one or more, but not all of, the performance obligations (or to a specific outcome from satisfying the performance obligations), in the contract. Therefore, the Company allocates each variable payment (and subsequent changes to that payment) entirely to the specific performance obligation to which it relates. Management fees, as well as general and administrative fees, are also adjusted based on changes in specified indices (e.g., CPI) to compensate for general inflation changes. Index adjustments, if applicable, are effective prospectively. Certain contracts include reimbursement of actual costs incurred.

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

The following table disaggregates revenue by major sources:

	THREE MONTHS ENDED
	MARCH 31
Major Goods/Service Lines	2020	2019
Coal Mining	$20,928	$16,750
NAMining	11,624	10,775
Minerals Management	5,241	12,686
Unallocated Items	26	543
Eliminations	(175)	(657)
Total revenues	$37,644	$40,097

Timing of Revenue Recognition
Goods transferred at a point in time	$20,284	$16,086
Services transferred over time	17,360	24,011
Total revenues	$37,644	$40,097

Contract Balances
The opening and closing balances of the Company’s current and long-term contract liabilities and receivables are as follows:

	Contract balances
	Trade accounts receivable, net	Contract liability (current)	Contract liability (long-term)
Balance, January 1, 2020	$15,444	$944	$2,153
Balance, March 31, 2020	21,122	942	1,918
Increase (decrease)	$5,678	$(2)	$(235)

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

The amount of revenue recognized in both the three months ended March 31, 2020 and March 31, 2019 that was included in the opening contract liability was $0.2 million. This revenue consists of up-front lease bonus payments received under royalty contracts that are recognized over the primary term of the royalty contracts, which are generally five years. The Company expects to recognize an additional $0.7 million in the remainder of 2020, $0.9 million in 2021, $0.7 million in 2022, $0.3 million in 2023, and $0.1 million in 2024 related to the contract liability remaining at March 31, 2020. The difference between the opening and closing balances of the Company’s accounts receivable and contract liabilities results from the timing difference between the Company’s performance and the customer’s payment. Contracts with payments in arrears are recognized as receivables.

The Company has no contract assets recognized from the costs to obtain or fulfill a contract with a customer.

NOTE 3—Inventories

Inventories are summarized as follows:

	MARCH 31 2020	DECEMBER 31 2019
Coal	$10,521	$15,700
Mining supplies	25,475	24,765
Total inventories	$35,996	$40,465

NOTE 4—Leases

NACCO adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019. The most significant effect to the Unaudited Condensed Consolidated Balance Sheets relates to the recognition of new right-of-use assets (“ROU assets”) and lease liabilities for operating leases of real estate, mining and other equipment that expire at various dates through 2031. The majority of the Company's leases are operating leases. See the table below for further information on the balances included in the Unaudited Condensed Consolidated Balance Sheets. Several leases include renewal or fair value purchase options, which are not recognized on the Unaudited Condensed Consolidated Balance Sheets. The Company's lease agreements do not contain lease payments that depend on an index or a rate, as such, minimum lease payments do not include variable lease payments.

Leased assets and liabilities include the following:

Description	Location	MARCH 31 2020	DECEMBER 31 2019
Assets
Operating	Operating lease right-of-use assets	$11,081	$11,398
Finance	Property, plant and equipment, net (a)	$107	$544

Liabilities
Current
Operating	Other current liabilities	$1,303	$1,318
Finance	Current maturities of long-term debt	$33	$558
Noncurrent
Operating	Operating lease liabilities	$12,117	$12,448
Finance	Long-term debt	$76	$85

(a) Finance leased assets are recorded net of accumulated amortization of less than $0.1 million and $1.9 million as of March 31, 2020 and December 31, 2019, respectively.

The components of lease expense were as follows:

		THREE MONTHS ENDED
		MARCH 31
Description	Location	2020	2019
Lease expense
Operating lease cost	Selling, general and administrative expenses	$510	$625
Finance lease cost:
Amortization of leased assets	Cost of sales	94	96
Interest on lease liabilities	Interest expense	5	3
Variable lease expense	Selling, general and administrative expenses	150	101
Short-term lease expense	Selling, general and administrative expenses	114	20
Total lease expense		$873	$845

Future minimum finance and operating lease payments were as follows at March 31, 2020:

	Finance Leases	Operating Leases	Total
Remainder of 2020	$28	$1,622	$1,650
2021	37	2,149	2,186
2022	37	2,175	2,212
2023	16	1,685	1,701
2024	—	1,661	1,661
Subsequent to 2024	—	9,330	9,330
Total minimum lease payments	$118	$18,622	$18,740
Amounts representing interest	9	5,202
Present value of net minimum lease payments	$109	$13,420

As most of the Company's leases do not provide an implicit rate, the Company determines the incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The Company considers its credit rating and the current economic environment in determining this collateralized rate.

The assumptions used in accounting for ASC 842 were as follows:

	THREE MONTHS ENDED
	MARCH 31
Lease term and discount rate	2020	2019
Weighted average remaining lease term (years)
Operating	9.48	10.00
Finance	3.17	0.80

Weighted average discount rate
Operating	7.00%	6.95%
Finance	5.09%	3.98%

The following table details cash paid for amounts included in the measurement of lease liabilities:

	THREE MONTHS ENDED
	MARCH 31
Cash paid for amounts included in the measurement of lease liabilities	2020	2019
Operating cash flows from operating leases	$571	$573
Operating cash flows from finance leases	$5	$3
Financing cash flows from finance leases	$534	$122

NOTE 5—Stockholders' Equity

Stock Repurchase Program: On November 6, 2019, the Company's Board of Directors approved a stock purchase program ("2019 Stock Repurchase Program") providing for the purchase of up to $25 million of the Company's outstanding Class A Common Stock through December 31, 2021. NACCO's previous repurchase program ("2018 Stock Repurchase Program") would have expired on December 31, 2019 but was terminated and replaced by the 2019 Stock Repurchase Program. As a result of the uncertainty surrounding the COVID-19 pandemic, the Company suspended repurchasing shares under the 2019 Stock Repurchase Program in March 2020. Prior to the decision to cease share repurchases, the Company repurchased 32,286 shares of Class A Common Stock under the 2019 Stock Repurchase Program for an aggregate purchase price of $1.0 million during the three months ended March 31, 2020. During the three months ended March 31, 2019, the Company repurchased 36,294 shares of Class A Common Stock under the 2018 Stock Repurchase Program for an aggregate purchase price of $1.3 million.

The timing and amount of any repurchases under the 2019 Stock Repurchase Program are determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives, market conditions for the Company's Class A Common Stock and other legal and contractual restrictions. The 2019 Stock Repurchase Program does not require the Company to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Company without prior notice and may be executed through open market purchases, privately negotiated transactions or otherwise. All or part of the repurchases under the 2019 Stock Repurchase Program may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be restricted from doing so under applicable securities laws.

NOTE 6—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Date	(Level 1)	(Level 2)	(Level 3)
	March 31, 2020
Assets:
Equity securities	$8,947	$8,947	$—	$—
	$8,947	$8,947	$—	$—

	December 31, 2019
Assets:
Equity securities	$10,120	$10,120	$—	$—
	$10,120	$10,120	$—	$—

Bellaire Corporation (“Bellaire”) is a non-operating subsidiary of the Company with legacy liabilities relating to closed mining operations, primarily former Eastern U.S. underground coal mining operations. Prior to 2019, Bellaire established a $5.0 million mine water treatment trust (the "Mine Water Treatment Trust") to provide a financial assurance mechanism to assure the long-term treatment of post-mining discharges. Bellaire's Mine Water Treatment Trust invests in equity securities that are reported at fair value based upon quoted market prices in active markets for identical assets; therefore, they are classified as Level 1 within the fair value hierarchy. The Mine Water Treatment Trust recognized a loss of $1.2 million in the three months ended March 31, 2020 compared with a gain of $0.7 million in the three months ended March 31, 2019 as a result of changes in returns on invested assets. These amounts are reported on the line Loss (gain) on equity securities in the Other expense (income) section of the Unaudited Condensed Consolidated Statements of Operations.

There were no transfers into or out of Levels 1, 2 or 3 during the three months ended March 31, 2020 and 2019.

NOTE 7—Unconsolidated Subsidiaries

Each of NACoal's wholly owned Unconsolidated Subsidiaries, within the Coal Mining and NAMining segments, meet the definition of a VIE. The Unconsolidated Subsidiaries are capitalized primarily with debt financing provided by or supported by their respective customers, and other than at Coyote Creek, without recourse to NACCO and NACoal. Although NACoal owns 100% of the equity and manages the daily operations of the Unconsolidated Subsidiaries, the Company has determined that the equity capital provided by NACoal is not sufficient to adequately finance the ongoing activities or absorb any expected losses without additional support from the customers. The customers have a controlling financial interest and have the power to direct the activities that most significantly affect the economic performance of the entities. As a result, the Company is not the primary beneficiary and therefore does not consolidate these entities' financial positions or results of operations. See Note 1 for a discussion of these entities.

The investment in the unconsolidated subsidiaries and related tax positions totaled $27.4 million and $24.6 million at March 31, 2020 and December 31, 2019, respectively. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $5.7 million and $5.0 million at March 31, 2020 and December 31, 2019, respectively.

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

Summarized financial information for the Unconsolidated Subsidiaries is as follows:

	THREE MONTHS ENDED
	MARCH 31
	2020	2019
Revenues	$183,077	$187,239
Gross profit	$16,570	$19,136
Income before income taxes	$16,241	$16,737

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

NOTE 9—Business Segments

The Company's operating segments are: (i) Coal Mining, (ii) NAMining and (iii) Minerals Management. While the Company continues to pursue opportunities to add new coal mining operations to the Coal Mining segment, the NAMining segment will serve as the platform for pursuing non-coal mining projects and the Minerals Management segment will work to capitalize on the Company's gas, oil and coal reserves.

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
As of January 1, 2020, the Company retrospectively changed its computation of segment operating profit to reclassify certain expenses, primarily related to executive and board compensation. These expenses are now included in unallocated items. The change in segment reporting reflected a decision to evaluate the financial performance of the Company’s segments excluding executive and board compensation. All prior period segment information has been reclassified to conform to the new presentation. This segment reporting change has no impact on consolidated operating results.

All financial statement line items below operating profit (other income including interest expense and interest income, the provision for income taxes and net income) are presented and discussed within this Form 10-Q on a consolidated basis. Included within other income on the line Income from other unconsolidated affiliates within the Unaudited Condensed Consolidated Statements of Operations is the financial results of NoDak Energy Services, LLC ("NoDak"). NoDak operated and maintained a coal drying system at a customer’s power plant. The NoDak contract expired in the first quarter of 2020.

See Note 1 for additional discussion of the Company's reportable segments. The following tables present revenue, operating profit, depreciation expense and capital expenditures:

	THREE MONTHS ENDED
	MARCH 31
	2020	2019
Revenues
Coal Mining	$20,928	$16,750
NAMining	11,624	10,775
Minerals Management	5,241	12,686
Unallocated Items	26	543
Eliminations	(175)	(657)
Total	$37,644	$40,097

Operating profit (loss)
Coal Mining	$7,185	$10,007
NAMining	731	65
Minerals Management	4,267	11,669
Unallocated Items	(4,560)	(5,134)
Eliminations	(43)	(234)
Total	$7,580	$16,373

Expenditures for property, plant and equipment
Coal Mining	$823	$2,740
NAMining	4,023	1,130
Minerals Management	463	241
Unallocated Items	49	141
Total	$5,358	$4,252

Depreciation, depletion and amortization
Coal Mining	$3,543	$2,874
NAMining	646	545
Minerals Management	327	366
Unallocated Items	28	28
Total	$4,544	$3,813

NOTE 10—Income Taxes

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the COVID-19 pandemic. The CARES Act contains numerous income tax provisions, including among other items, temporary changes regarding the prior and future utilization of net operating losses. The 2020 estimated annual effective tax rate includes the benefit of utilizing the current year forecasted tax basis net operating loss that would otherwise be deductible at the current 21% statutory rate to offset taxable income in years that were taxed at a 35% rate. The Company expects to generate a net operating loss in 2020 primarily due to the realization of certain deferred tax assets. The Company is currently assessing additional aspects of the CARES Act, including the Company’s ability to utilize the extended carryback period for net operating losses related to 2019 or 2018, as well as utilization of other aspects of the CARES Act.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except as noted and per share data)
Management's Discussion and Analysis of Financial Condition and Results of Operations include NACCO Industries, Inc.® (“NACCO”) and its wholly owned subsidiaries (collectively, the “Company”). NACCO is the public holding company for The North American Coal Corporation®.  The North American Coal Corporation and its affiliated companies (collectively, “NACoal”) operate in the mining and natural resources industries through three operating segments: Coal Mining, North American Mining ("NAMining") and Minerals Management. The Coal Mining segment operates surface coal mines under long-term contracts with power generation companies and activated carbon producers pursuant to a service-based business model. The NAMining segment provides value-added contract mining and other services for producers of aggregates, lithium and other minerals. The Minerals Management segment promotes the development of the Company’s gas, oil and coal reserves, generating income primarily from royalty-based lease payments from third parties.

The Company also has items not directly attributable to a reportable segment which are not included as part of the measurement of segment operating profit, primarily administrative costs related to public company reporting requirements, the financial results of the Company’s mitigation banking business, Mitigation Resources of North America® (“MRNA”), and Bellaire Corporation (“Bellaire”). MRNA generates and sells stream and wetland mitigation credits (known as mitigation banking) and provides services to those engaged in permittee-responsible stream and wetland mitigation. Bellaire manages the Company’s long-term liabilities related to former Eastern U.S. underground mining activities.

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
As of January 1, 2020, the Company retrospectively changed its computation of segment operating profit to reclassify certain expenses, primarily related to executive and board compensation. These expenses are now included in unallocated items. The change in segment reporting reflected a decision to evaluate the financial performance of the Company’s segments excluding executive and board compensation. All prior period segment information has been reclassified to conform to the new presentation. This segment reporting change has no impact on consolidated operating results.

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

The operating coal mines are: Bisti Fuels LLC ("Bisti"), Caddo Creek Resources Company, LLC (“Caddo Creek”), Camino Real Fuels, LLC (“Camino Real”), The Coteau Properties Company (“Coteau”), Coyote Creek Mining Company, LLC (“Coyote Creek”), Demery Resources Company, LLC (“Demery”), The Falkirk Mining Company (“Falkirk”), Mississippi Lignite Mining Company (“MLMC”) and The Sabine Mining Company (“Sabine”). As of March 31, 2020, all of the Liberty Fuels Company, LLC mine areas have been reclaimed and final mine reclamation activities, primarily monitoring, will continue until final bond release.

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

At all operating coal mines other than MLMC, the Company is paid a management fee per ton of coal or heating unit (MMBtu) delivered. Each contract specifies the indices and mechanics by which fees change over time, generally in line with broad measures of U.S. inflation. The customers are responsible for funding all mine operating costs, including final mine reclamation, and directly or indirectly provide all of the capital required to build and operate the mine. This contract structure eliminates exposure to spot coal market price fluctuations while providing steady income and cash flow with minimal capital investment. Other than at Coyote Creek, debt financing provided by or supported by the customers is without recourse to NACCO and NACoal. See Note 7 of the accompanying Unaudited Condensed Consolidated Financial Statements for further discussion of Coyote Creek's guarantees.

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

Minerals Management Segment
The Minerals Management segment promotes the development of the Company’s gas, oil and coal reserves, generating income primarily from royalty-based lease payments from third parties. The Company’s gas, oil and undeveloped coal reserves are located in Ohio (Utica and Marcellus shale natural gas), Louisiana (Haynesville shale and Cotton Valley formation natural gas), Mississippi (coal), Pennsylvania (coal, coalbed methane and Marcellus shale natural gas), Alabama (coal and coalbed methane and natural gas) and North Dakota (coal).

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Refer to the discussion of the Company's Critical Accounting Policies and Estimates as disclosed on pages 30 through 32 in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. The Company's Critical Accounting Policies and Estimates have not materially changed since December 31, 2019.

CONSOLIDATED FINANCIAL SUMMARY

The results of operations for NACCO were as follows for the three months ended March 31:

	2020	2019
Revenues:
Coal Mining	$20,928	$16,750
NAMining	11,624	10,775
Minerals Management	5,241	12,686
Unallocated Items	26	543
Eliminations	(175)	(657)
Total revenue	$37,644	$40,097
Operating profit (loss):
Coal Mining	$7,185	$10,007
NAMining	731	65
Minerals Management	4,267	11,669
Unallocated Items	(4,560)	(5,134)
Eliminations	(43)	(234)
Total operating profit	$7,580	$16,373
Interest expense	403	231
Interest income	(401)	(553)
Income from other unconsolidated affiliates	(133)	(322)
Closed mine obligations	434	366
Loss (gain) on equity securities	1,196	(698)
Other, net	(15)	11
Other expense (income), net	1,484	(965)
Income before income tax (benefit) provision	6,096	17,338
Income tax (benefit) provision	(70)	2,320
Net income	$6,166	$15,018

Effective income tax rate	(1.1)%	13.4%

The components of the change in revenues and operating profit are discussed below in "Segment Results."

Other expense (income), net

Interest expense increased $0.2 million in the first three months of 2020 compared with the 2019 period due to higher average borrowings under NACoal's revolving credit facility.

Interest income for the first three months of 2020 decreased $0.2 million compared with the 2019 period primarily due to lower interest rates despite a higher invested cash balance.

Income from other unconsolidated affiliates represents the financial results of NoDak. NoDak operated and maintained a coal drying system at a customer’s power plant. The NoDak contract expired on January 31, 2020, resulting in the $0.2 million decrease in Income from other unconsolidated affiliates in the first quarter of 2020 compared with the first quarter of 2019. Income from NoDak was $1.3 million for the year ended December 31, 2019.

Loss (gain) on equity securities represents changes in the market price of invested assets of Bellaire's Mine Water Treatment Trust. The loss in the first three months of 2020 compared with the (gain) during the 2019 period was due to lower returns on invested assets in the first quarter of 2020. See Note 6 to the Unaudited Condensed Consolidated Financial Statements for further discussion of the Mine Water Treatment Trust.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the COVID-19 pandemic. The CARES Act contains numerous income tax provisions, including among other items, temporary changes regarding the prior and future utilization of net operating losses. The 2020 estimated annual effective tax rate includes the benefit of utilizing the current year forecasted tax basis net operating loss that would otherwise be deductible at the current 21% statutory rate to offset taxable income in years that were taxed at a 35% rate. The Company expects to generate a net operating loss in 2020 primarily due to the realization of certain deferred tax assets. The Company is currently assessing additional aspects of the CARES Act, including the Company’s ability to utilize the extended carryback period for net operating losses related to 2019 or 2018, as well as utilization of other aspects of the CARES Act.

LIQUIDITY AND CAPITAL RESOURCES OF NACCO

Cash Flows

The following tables detail NACCO's changes in cash flow for the three months ended March 31:

	2020	2019	Change
Operating activities:
Net cash used for operating activities	$(31,122)	$(544)	$(30,578)

Investing activities:
Expenditures for property, plant and equipment	(5,358)	(4,252)	(1,106)
Other	16	5	11
Net cash used for investing activities	(5,342)	(4,247)	(1,095)
Cash flow before financing activities	$(36,464)	$(4,791)	$(31,673)

The $30.6 million increase in net cash used for operating activities was primarily due to payments made for deferred compensation and long-term incentive compensation plans and lower net income during the first quarter of 2020. In addition, an increase in accounts receivable was partially offset by a reduction in inventory due to an increase in tons delivered.

The change in net cash used for investing activities was primarily attributable to an increase in expenditures for property, plant and equipment at NAMining.

	2020	2019	Change
Financing activities:
Net additions to long-term debt and revolving credit agreement	$9,639	$1,045	$8,594
Cash dividends paid	(1,339)	(1,153)	(186)
Purchase of treasury shares	(1,002)	(1,300)	298
Net cash provided by (used for) financing activities	$7,298	$(1,408)	$8,706

The change in net cash provided by (used for) financing activities was primarily due to increased borrowings during the first three months of 2020 compared with the first three months of 2019.

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

NACoal has an unsecured revolving line of credit of up to $150.0 million (the “NACoal Facility”) that expires in August 2022. Borrowings outstanding under the NACoal Facility were $20 million at March 31, 2020. At March 31, 2020, the excess availability under the NACoal Facility was $128.6 million, which reflects a reduction for outstanding letters of credit of $1.4 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon NACoal achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective March 31, 2020, for base rate and LIBOR loans were 0.75% and 1.75%, respectively. The NACoal Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.30% on the unused commitment at March 31, 2020. The weighted average interest rate applicable to the NACoal facility at March 31, 2020 was 3.66% including the floating rate margin.

The NACoal Facility contains restrictive covenants, which require, among other things, NACoal to maintain a maximum debt to EBITDA ratio of 3.00 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The NACoal Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 2.00 to 1.00, or if greater than 2.00 to 1.00, a Fixed Charge Coverage Ratio of 1.10 to 1.00, in conjunction with maintaining unused availability thresholds of borrowing capacity, as defined in the NACoal Facility, of $15.0 million. At March 31, 2020, NACoal was in compliance with all financial covenants in the NACoal Facility.

Capital Expenditures

Expenditures for property, plant and equipment were $5.4 million during the first three months of 2020. Planned expenditures for the remainder of 2020 are expected to be approximately $28 million, primarily consisting of $24 million in the Coal Mining segment and $4 million in the NAMining segment. Capital expenditures are expected to be funded from internally generated funds and/or bank borrowings.

In the Coal Mining segment, elevated levels of expected capital expenditures through 2021 are primarily related to spending at MLMC as it develops a new mine area. In the NAMining segment, capital expenditures in 2020 are primarily for the acquisition, relocation and refurbishment of draglines.

Capital Structure

NACCO's consolidated capital structure is presented below:

	MARCH 31 2020	DECEMBER 31 2019	Change
Cash and cash equivalents	$93,726	$122,892	$(29,166)
Other net tangible assets	218,315	174,465	43,850
Intangible assets, net	37,125	37,902	(777)
Net assets	349,166	335,259	13,907
Total debt	(34,582)	(24,943)	(9,639)
Bellaire closed mine obligations	(20,747)	(20,924)	177
Total equity	$293,837	$289,392	$4,445
Debt to total capitalization	11%	8%	3%

The increase in other net tangible assets was primarily due to payments made for deferred compensation and accrued incentive compensation in the first quarter of 2020, as well as an increase in accounts receivable as a result of an increase in tons delivered. The increase in other net tangible assets was partially offset by the decrease in cash and cash equivalents.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2019, there have been no significant changes in the total amount of NACCO's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 36 in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. See Note 7 to the Unaudited Condensed Consolidated Financial Statements for a discussion of certain guarantees related to Coyote Creek.

SEGMENT RESULTS

COAL MINING SEGMENT

FINANCIAL REVIEW

Tons of coal delivered by the Coal Mining segment were as follows for the three months ended March 31 (in millions):

	2020	2019
Unconsolidated operations	7.6	8.6
Consolidated operations	0.8	0.6
Total tons delivered	8.4	9.2

The results of operations for the Coal Mining segment were as follows for the three months ended March 31:

	2020	2019
Revenues	$20,928	$16,750
Total cost of sales	21,274	15,924
Gross (loss) profit	(346)	826
Earnings of unconsolidated operations(a)	15,027	15,781
Selling, general and administrative expenses	6,719	5,971
Amortization of intangible assets	777	647
Gain on sale of assets	—	(18)
Operating profit	$7,185	$10,007

(a) See Note 7 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.

Revenues increased 24.9% in the first quarter of 2020 compared with the first quarter of 2019 due to an increase in tons delivered at MLMC as well as an increase in pass-through costs. MLMC delivers coal to the Red Hills Power Plant, which supplies electricity to TVA under a long-term Power Purchase Agreement. The decision of which power plants to dispatch is determined by TVA. The Red Hills power plant experienced an increase in dispatch during the first quarter of 2020 compared with the first quarter of 2019. As a result of this improvement in customer demand, tons delivered increased in the first quarter of 2020 compared with the first quarter of 2019.

The following table identifies the components of change in operating profit for the first quarter of 2020 compared with the first quarter of 2019:

Operating Profit
2019	$10,007
Increase (decrease) from:
Gross profit	(1,172)
Earnings of unconsolidated operations	(754)
Selling, general and administrative expenses	(748)
Amortization of intangibles	(130)
Net gain on sale of assets	(18)
2020	$7,185

Operating profit decreased $2.8 million in the first quarter of 2020 compared with the first quarter of 2019 primarily due to a decrease in gross profit, a decrease in earnings of unconsolidated operations and an increase in selling, general and administrative expenses. The decrease in gross profit was due to an increase in the cost per ton delivered at MLMC, including the recognition of a portion of costs previously capitalized into inventory. The increase in cost per ton delivered at MLMC is primarily due to a reduction in the number of tons severed due to adverse mining conditions caused by the amount of rain during the first quarter of 2020.  A reduction in tons severed caused an increase in the cost per ton, and a decrease in inventory since more tons were sold than produced during the first quarter of 2020. The decrease in earnings of unconsolidated operations was mainly due to fewer coal tons delivered as a result of changes in customer demand. The increase in selling, general and administrative expenses was primarily attributable to higher outside service and professional fees.

NORTH AMERICAN MINING ("NAMining") SEGMENT

FINANCIAL REVIEW
Tons of limestone delivered by the NAMining segment were as follows for the three months ended March 31 (in millions):

	2020	2019
Unconsolidated operations	2.2	1.9
Consolidated operations	10.3	9.8
Total tons delivered	12.5	11.7

The results of operations for the NAMining segment were as follows for the three months ended March 31:

	2020	2019
Revenues	$11,624	$10,775
Total cost of sales	10,581	10,000
Gross profit	1,043	775
Earnings of unconsolidated operations(a)	976	489
Selling, general and administrative expenses	1,288	1,199
Operating profit	$731	$65

(a) See Note 7 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.

Revenues increased 7.9% in the first quarter of 2020 compared with the first quarter of 2019 primarily due to new mining contracts entered into since March 31, 2019 and an increase in tons delivered to existing customers.

The following table identifies the components of change in operating profit for the first quarter of 2020 compared with the first quarter of 2019:

Operating Profit
2019	$65
Increase (decrease) from:
Earnings of unconsolidated operations	487
Gross profit	268
Selling, general and administrative expenses	(89)
2020	$731

Operating profit increased $0.7 million in the first quarter of 2020 compared with the first quarter of 2019 primarily due to increases in earnings of unconsolidated operations and gross profit. The improvement in earnings of unconsolidated operations was due to increased deliveries as a result of increased customer requirements. Gross profit benefited from new mining contracts entered into since March 31, 2019.

MINERALS MANAGEMENT SEGMENT
FINANCIAL REVIEW

The results of operations for the Minerals Management segment were as follows for the three months ended March 31:

	2020	2019
Revenues	$5,241	$12,686
Total cost of sales	698	826
Gross profit	4,543	11,860
Selling, general and administrative expenses	276	191
Operating profit	$4,267	$11,669

Revenues and operating profit decreased in the first three months of 2020 compared with the 2019 period. The first quarter of 2019 included significant royalty income generated by a large number of new gas wells put into commission during 2018 and early 2019. These wells are operated by third parties to extract natural gas from the Company's Ohio Utica shale mineral reserves. Since new wells have high initial production rates and follow a natural decline before settling into relatively stable, long-term production, royalty income in 2020 decreased substantially from 2019 levels.

UNALLOCATED ITEMS AND ELIMINATIONS

FINANCIAL REVIEW

Unallocated Items and Eliminations were as follows for the three months ended March 31:

	2020	2019
Operating loss	$(4,603)	$(5,368)

The $0.8 million decrease in the operating loss for the three months ended March 31, 2020 compared with March 31, 2019 was primarily due to lower employee-related expenses.

NACCO Industries, Inc. Outlook

Coal Mining Outlook - 2020
In 2020, the Company expects coal deliveries and Coal Mining operating profit to be comparable to 2019. In the prior year, the Company recorded a $2.5 million unfavorable adjustment to mine reclamation liabilities at Centennial. Excluding the impact of this item, 2020 operating profit is expected to decrease from 2019 as a result of lower first quarter results and an expected increase in operating expenses mainly due to higher professional fees and increased spending on enhanced information systems and platforms. The decrease in operating profit is expected to be partially offset by an anticipated improvement in MLMC results.

The improvement in MLMC results is expected to be driven by higher customer demand due to an anticipated increase in the dispatch of the customer's power plant in 2020. If customer demand at MLMC decreases from expected levels, it could unfavorably affect the Company's 2020 earnings outlook. MLMC received a notice of force majeure from its customer indicating potential COVID-19-related reductions in demand for electricity by its customer, TVA, and therefore potential reductions in demand for coal; however, no reduction in demand has occurred as of this time.

The evolving COVID-19 pandemic, historically low natural gas prices and the continued increase in renewable generation, particularly wind, could reduce customer demand which would unfavorably affect the Company’s 2020 outlook.

Capital expenditures are expected to be approximately $24 million in 2020. The Company expects high levels of capital expenditures in 2020 and 2021 primarily related to anticipated spending at MLMC as it develops a new mine area. These capital expenditures will result in an increase in depreciation that will unfavorably affect operating profit in future periods.

On May 7, 2020, Great River Energy ("GRE"), Falkirk Mine's customer, and the second largest customer of the Company, issued a press release announcing its intent to retire the Coal Creek Station power plant in the second half of 2022 and modify the Spiritwood Station power plant to be fueled by natural gas.

As noted in its press release, GRE is willing to consider opportunities to sell Coal Creek Station. NACCO is actively engaged in the exploration of options that could, if successful, allow for transfer of ownership of the power plant to one or more third parties, which would preserve jobs at both Coal Creek Station and the Falkirk Mine. The Company believes Coal Creek Station is an efficient, economic and attractive generation and capacity asset, and its continued long-term operation is in the best interests of the employees and the local community. Further, the Company believes Coal Creek Station, as a continuous generation asset with reliable onsite fuel supply, is critical to the long-term reliability of the electricity grid on which its power is transmitted.

Falkirk Mine is the sole supplier of lignite coal to Coal Creek Station pursuant to a long-term contract under which Falkirk also supplies approximately 0.3 million tons of lignite coal per year to Spiritwood Station. Falkirk has approximately 480 employees, and, in 2019, delivered a total of 7.4 million tons of lignite coal and contributed approximately $16 million to NACCO’s Earnings from Unconsolidated Operations. The closure of Coal Creek Station would have a material adverse effect on the long-term earnings of NACCO Industries. The terms of the contract between the Company and GRE specify that GRE is responsible for all costs related to mine closure, including but not limited to, final mine reclamation costs, post-retirement medical benefits and pension costs with respect to Falkirk employees.

NAMining Outlook
In 2020, NAMining expects limestone deliveries to increase and full-year operating results to improve significantly over 2019. Operating profit is expected to benefit from earnings associated with new limestone mining contracts.

Capital expenditures are expected to total $8 million in 2020, primarily for the acquisition, relocation and refurbishment of draglines.

In 2019, NAMining's subsidiary, Sawtooth Mining, LLC, entered into a mining agreement to serve as the exclusive contract miner for the Thacker Pass lithium project in northern Nevada, owned by Lithium Nevada, Corp., a subsidiary of Lithium Americas Corp. (TSX: LAC) (NYSE: LAC). Lithium Nevada is in the process of securing permits and currently expects to commence construction in 2021 and production of lithium products in 2023.

Minerals Management Outlook
The Minerals Management segment derives income from royalty-based leases under which lessees make payments to the Company based on their sale of natural gas and, to a lesser extent, oil, natural gas liquids and coal, extracted primarily by third parties. The 2019 results included significant royalty income generated by a large number of new gas wells put into commission during 2018 and early in 2019. Because new wells have high initial production rates and follow a natural decline before settling into relatively stable, long-term production, royalty income in 2020 is expected to decrease and be substantially lower than 2019 levels. The Company expects that a significant portion of this decrease in earnings will occur in the first half of 2020 as comparisons are made to historically high income levels in the first half of 2019. The reduction in royalty income is based on expected lower natural gas prices, fewer expected new wells and the natural production decline that occurs early in the life of a well. Natural gas pricing declines and reduced business activity due to the COVID-19 pandemic have resulted in higher-than-average natural gas inventory market levels. A sustained decline in natural gas pricing could unfavorably affect the Company’s outlook.

Decline rates for individual wells can vary due to factors like well depth, well length, formation pressure and facility design. In addition, royalty income can fluctuate favorably or unfavorably in response to a number of factors outside of the Company's control, including the number of wells being operated by third parties, fluctuations in commodity prices (primarily natural gas), fluctuations in production rates associated with operator decisions, regulatory risks, the Company's lessees' willingness and ability to incur well-development and other operating costs, and changes in the availability and continuing development of infrastructure.

Consolidated Outlook
Consolidated net income in 2020 is expected to decrease significantly compared with 2019, predominantly due to the substantial decrease in Minerals Management's results, the absence of income of $2.7 million pre-tax associated with a prior India venture recorded in 2019 and an anticipated mark-to-market loss on invested assets of Bellaire's Mine Water Treatment Trust compared with a gain in 2019. These items are expected to be partially offset by a favorable change in taxes, an improvement in earnings at the NAMining segment and a reduction in Unallocated costs primarily due to lower employee-related costs.

For the first quarter of 2020, NACCO had a negative effective income tax rate of -1.1%, which resulted in a tax benefit on income, compared with an effective income tax rate of 13.4% and tax expense in the first quarter of 2019. For the full year, NACCO anticipates that its effective tax rate will approximate zero. On March 27, 2020, the Coronavirus Aid, Relief, and

Economic Security Act ("CARES Act") was enacted in response to the COVID-19 pandemic. The CARES Act contains numerous income tax provisions, including among other items, temporary changes regarding the prior and future utilization of net operating losses. The estimated annual effective income tax rate includes the benefit of utilizing provisions of the CARES Act on the treatment of the 2020 forecasted net tax operating loss.

In 2020, cash flow before financing activities is expected to be a use of cash due to a significant increase in capital expenditures and payments made in the first quarter related to deferred compensation and other payroll liabilities. Consolidated capital expenditures are expected to be approximately $33 million in 2020 compared with $24.7 million in 2019.

In light of COVID-19, the global economic outlook has deteriorated significantly and rapidly. While the Company's operations to date have not been materially affected by the pandemic, future developments, which are highly uncertain and unpredictable, and could include any additional preventive or protective actions taken by governmental authorities, such as extended shelter-in-place orders, business shutdowns or other disruptions, could change the Company's status significantly and rapidly, and could have a material adverse effect on the Company’s operations, supply chain and customers. The extent to which COVID-19 may adversely impact the Company depends on many factors, including but not limited to the severity and duration of the outbreak and the effectiveness of actions taken to contain or mitigate its effects. Any resulting financial impact cannot reasonably be estimated at this time, but could have a material adverse effect on the Company’s financial condition, cash flows and results of operations. Even after the COVID-19 pandemic has subsided, the Company may experience material adverse effects due to any resulting economic recession or depression. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact NACCO's stock price.

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

The Company is focused on building a strong portfolio of affiliated businesses for diversification. NAMining continues to expand the scope of its business development activities to grow and diversify by targeting potential customers who require a broad range of minerals and materials. NAMining also continues to leverage the Company’s core mining skills to expand the range of contract mining services provided, in addition to providing comprehensive mining services to operate entire mines when appropriate, as is the case at the new lithium project in Nevada.

The Company’s efforts to grow and diversify the Minerals Management segment includes evaluating acquisitions of additional mineral interests or similar investments in the energy industry. The Company's primary initial focus will be on smaller, diversifying acquisitions of mineral interests with a balance of near-term cash flow yields and upside potential from future development. During the second quarter of 2020, the Company’s newly formed subsidiary, Catapult Mineral Partners, acquired shares in a public company with a diversified portfolio of royalty producing mineral interests as part of this growth and diversification strategy. The recent dramatic downturn in petroleum prices provided an opportunity to make this investment at an attractive market multiple for a company with a conservative financial position, strong earnings potential and attractive historical dividend yield.

The Company previously formed Mitigation Resources of North America® to create and sell stream and wetland mitigation credits and provide services to those engaged in permittee-responsible mitigation. This business has achieved several early successes and is positioned for additional growth.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) changes to or termination of a long-term mining contract, or a customer default under a contract, including any actions taken related to Great River Energy’s Coal Creek Station power plant, (2) the duration, depth and severity of the COVID-19 pandemic, any preventive or protective actions taken by governmental authorities, the effectiveness of actions taken globally to contain or mitigate its effects and any unfavorable effects of the COVID-19 pandemic on the Company's suppliers' ability to provide products or replacement parts if the virus continues to spread or quarantines are extended, as well as other disruptions from natural or human causes, including severe weather, accidents, fires, earthquakes, terrorist acts, any of which could result in suspension of operations or harm to people or the environment, (3) changes in coal consumption patterns of U.S. electric power generators or the power industry that would affect demand for the Company's mineral reserves, (4) changes in tax laws or regulatory requirements, including changes in mining or power plant emission regulations and health, safety or environmental legislation, (5) changes in costs related to geological and geotechnical conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (6) regulatory actions, changes in mining permit requirements or delays in obtaining mining permits that could affect deliveries to customers, (7) weather conditions, extended power plant outages, liquidity events or other events that would change the level of customers' coal or aggregates requirements, (8) weather or equipment problems that could affect deliveries to customers, (9) failure or delays by the Company's lessees in achieving expected production of natural gas and other hydrocarbons; the availability and cost of transportation and processing services in the areas where the Company's oil and gas reserves are located; federal and state legislative and regulatory initiatives relating to hydraulic fracturing; and the ability of lessees to obtain capital or financing needed for well development operations, (10) changes in the costs to reclaim mining areas, (11) costs to pursue and develop new mining and value-added service opportunities, (12) delays or reductions in coal or aggregates deliveries, (13) changes in the prices of hydrocarbons, particularly diesel fuel, natural gas and oil, and (14) increased competition, including consolidation within the coal and aggregates industries.

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

Changes in internal control over financial reporting: During the first quarter of 2020, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
None.

Item 1A    Risk Factors
During the quarter ended March 31, 2020, there have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, except as follows:

The Company’s results of operations, financial condition, cash flows and stock price could be adversely affected by pandemics, epidemics or other public health emergencies, such as the recent outbreak of COVID-19.

The Company’s results of operations, financial condition, cash flows and stock price could be adversely affected by pandemics, epidemics or other public health emergencies, such as the recent outbreak of COVID-19 which has spread globally. In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in the implementation of increasingly stringent measures to help control the spread of the virus, including quarantines, "shelter in place" and "stay at home" orders, travel restrictions, business curtailments, school closures, and other measures.

The Company has continued to operate as an essential business because it supports critical infrastructure industries, as defined by the U.S. Department of Homeland Security. Although the Company has continued to operate facilities consistent with federal guidelines and state and local orders, the outbreak of COVID-19 and any preventive or protective actions taken by governmental authorities may have a material adverse effect on the Company’s operations, work force, supply chain or customers, including business shutdowns or disruptions. The extent to which COVID-19 may adversely impact the Company's businesses depends on future developments, which are highly uncertain and unpredictable, depending upon the severity and duration of the outbreak and the actions taken to contain or mitigate its effects and the effectiveness of such actions. Any resulting financial impact cannot reasonably be estimated at this time, but could have a material adverse effect on the Company’s financial condition, cash flows and results of operations.

Even after the COVID-19 pandemic has subsided, the Company may experience material adverse effects due to any resulting economic recession or depression. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact NACCO's stock price.
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

On May 7, 2020, Great River Energy ("GRE"), Falkirk Mine's customer, and the second largest customer of the Company, issued a press release announcing its intent to retire the Coal Creek Station power plant in the second half of 2022 and modify the Spiritwood Station power plant to be fueled by natural gas.

Falkirk Mine is the sole supplier of lignite coal to Coal Creek Station pursuant to a long-term contract under which Falkirk also supplies approximately 0.3 million tons of lignite coal per year to Spiritwood Station. Falkirk has approximately 480 employees, and, in 2019, delivered a total of 7.4 million tons of lignite coal and contributed approximately $16 million to NACCO’s Earnings from Unconsolidated Operations. The closure of Coal Creek Station would have a material adverse effect on the long-term earnings of NACCO Industries. The terms of the contract between the Company and GRE specify that GRE is responsible for all costs related to mine closure, including but not limited to final mine reclamation costs, post-retirement medical benefits and pension costs with respect to Falkirk employees.

Also noted in GRE’s press release is their plan to negotiate an agreement to terminate their steam and water supply contract with Blue Flint, an ethanol biorefinery fueled by process steam from Coal Creek Station. Blue Flint’s owner, Midwest AgEnergy, is considering using the contract termination payment from Great River Energy to reinvest in an economical alternate source for its process heat. NACCO has a $5.0 million investment in Midwest AgEnergy. If Midwest AgEnergy to is unable to find an economical alternate source for its process heat, the Company’s investment could become impaired.

State implementation of the EPA’s Regional Haze Rule (“RHR”) could require Coyote Creek’s customers to incur significant new costs at the Coyote Station power plant, which could, dependent on determinations by state regulatory commissions on approval to recover such costs from Coyote Creek’s customer’s customers, negatively impact Coyote Creek’s customers’ net income, financial position and cash flows. The Company understands that the North Dakota Department of Environmental Quality (“NDDEQ”) intends to require sources subject to RHR Round 2 reasonable progress determinations, including Coyote Station, to undertake emissions control measures. If NDDEQ requires significant emissions controls at Coyote Station by December 31, 2028, it may not be economically feasible for Coyote Creek's customers to invest in such equipment and an early retirement of Coyote Station and the Coyote Creek mine could be necessary. NDDEQ’s state implementation plan is due to be submitted to the EPA by July 2021. The Company expects the NDDEQ to begin drafting preliminary control scenarios for regional visibility modeling in the first half of 2020 and a state implementation plan later in 2020.

Under certain circumstances of default or termination of Coyote Creek’s Lignite Sales Agreement (“LSA”), the Company would be obligated for payment of a "make-whole" amount to Coyote Creek’s third-party lenders. The “make-whole” amount is based on the excess, if any, of the discounted value of the remaining scheduled debt payments over the principal amount. In addition, in the event Coyote Creek’s LSA is terminated on or after January 1, 2024 by Coyote Creek’s customers, the Company is obligated to purchase Coyote Creek’s dragline and rolling stock for the then net book value of those assets. Any decision by Coyote Creek’s customers to reduce operations or prematurely close the Coyote mine would have a material adverse effect on the Company’s results of operations, financial position and cash flows.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities (1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
Month #1 (January 1 to 31, 2020)	—	$—	—	$23,662,079
Month #2 (February 1 to 29, 2020)	534	$44.88	534	$23,638,113
Month #3 (March 1 to 31, 2020)	31,752	$30.82	31,752	$22,659,516
Total	32,286	$31.05	32,286	$22,659,516

(1)
In November 2019, the Company established a stock repurchase program allowing for the purchase of up to $25.0 million of the Company's Class A Common Stock outstanding through December 31, 2021. See Note 5 to the Unaudited Condensed Consolidated Financial Statements for further discussion of the Company's stock repurchase program.

Item 3    Defaults Upon Senior Securities
None.

Item 4    Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 filed with this Quarterly Report on Form 10-Q for the period ended March 31, 2020.

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

NACCO Industries, Inc. (Registrant)
Date:	May 7, 2020	/s/ Elizabeth I. Loveman
Elizabeth I. Loveman
Vice President and Controller (principal financial and accounting officer)