Form 10-Q
period 2020-06-30
NACCO INDUSTRIES INC
filed 2020-08-05
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-9172

NACCO INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)
Delaware				34-1505819
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

5875 Landerbrook Drive
Suite 220
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
Yes ☐ No ☑
Number of shares of Class A Common Stock outstanding at July 31, 2020: 5,463,961
Number of shares of Class B Common Stock outstanding at July 31, 2020: 1,568,350

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30 2020	DECEMBER 31 2019
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$95,546	$122,892
Trade accounts receivable, net	20,335	15,444
Accounts receivable from affiliates	4,715	6,411
Inventories	35,732	40,465
Refundable federal income taxes	15,286	8,928
Other current assets	19,089	6,528
Total current assets	190,703	200,668
Property, plant and equipment, net	143,208	138,061
Intangibles, net	36,333	37,902
Investments in unconsolidated subsidiaries	25,337	24,611
Operating lease right-of-use assets	10,748	11,398
Other non-current assets	36,625	32,133
Total assets	$442,954	$444,773
LIABILITIES AND EQUITY
Accounts payable	$9,822	$9,374
Accounts payable to affiliates	1,907	577
Revolving credit agreements	5,000	7,000
Current maturities of long-term debt	941	795
Asset retirement obligations	2,285	2,285
Accrued payroll	11,405	19,583
Deferred compensation	—	13,465
Deferred revenue	1,226	1,908
Other current liabilities	6,675	6,979
Total current liabilities	39,261	61,966
Long-term debt	22,482	17,148
Operating lease liabilities	11,782	12,448
Asset retirement obligations	35,421	34,574
Pension and other postretirement obligations	7,883	8,807
Deferred income taxes	18,345	12,338
Other long-term liabilities	8,509	8,100
Total liabilities	143,683	155,381
Stockholders' equity
Common stock:
Class A, par value $1 per share, 5,463,761 shares outstanding (December 31, 2019 - 5,397,458 shares outstanding)	5,463	5,397
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,568,550 shares outstanding (December 31, 2019 - 1,568,670 shares outstanding)	1,569	1,569
Capital in excess of par value	8,942	8,911
Retained earnings	294,378	284,852
Accumulated other comprehensive loss	(11,081)	(11,337)
Total stockholders' equity	299,271	289,392
Total liabilities and equity	$442,954	$444,773

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2020	2019	2020	2019
	(In thousands, except per share data)
Revenues	$35,355	$41,352	$72,999	$81,449
Cost of sales	31,515	32,684	64,078	59,396
Gross profit	3,840	8,668	8,921	22,053
Earnings of unconsolidated operations	13,778	14,143	29,781	30,413
Operating expenses
Selling, general and administrative expenses	12,591	12,788	25,318	25,441
Amortization of intangible assets	792	881	1,569	1,528
Gain on sale of assets	(247)	(19)	(247)	(37)
	13,136	13,650	26,640	26,932
Operating profit	4,482	9,161	12,062	25,534
Other (income) expense
Interest expense	330	222	733	453
Interest income	(129)	(581)	(530)	(1,134)
Income from other unconsolidated affiliates	(79)	(323)	(212)	(645)
Closed mine obligations	390	330	824	696
Gain on equity securities	(1,512)	(261)	(316)	(959)
Other, net	(102)	11	(117)	22
	(1,102)	(602)	382	(1,567)
Income before income tax (benefit) provision	5,584	9,763	11,680	27,101
Income tax (benefit) provision	(466)	1,788	(536)	4,108
Net income	$6,050	$7,975	$12,216	$22,993

Earnings per share:
Basic earnings per share	$0.86	$1.14	$1.74	$3.30
Diluted earnings per share	$0.86	$1.14	$1.74	$3.29

Basic weighted average shares outstanding	7,024	6,986	7,010	6,965
Diluted weighted average shares outstanding	7,024	6,986	7,034	6,993

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2020	2019	2020	2019
	(In thousands)
Net income	$6,050	$7,975	$12,216	$22,993
Reclassification of pension and postretirement adjustments into earnings, net of $28 and $73 tax benefit in the three months and six months ended June 30, 2020, respectively, net of $21 and $45 tax benefit in the three and six months ended June 30, 2019, respectively.	101	71	256	172
Total other comprehensive income	101	71	256	172
Comprehensive income	$6,151	$8,046	$12,472	$23,165

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30
	2020	2019
	(In thousands)
Operating activities
Net cash (used for) provided by operating activities	$(12,489)	$22,088

Investing activities
Expenditures for property, plant and equipment	(12,799)	(5,967)
Proceeds from the sale of property, plant and equipment	550	37
Purchase of equity securities	(2,000)	—
Other	(395)	(22)
Net cash used for investing activities	(14,644)	(5,952)

Financing activities
Additions to long-term debt	6,302	1,218
Reductions of long-term debt	(823)	(323)
Net reduction to revolving credit agreements	(2,000)	—
Cash dividends paid	(2,690)	(2,480)
Purchase of treasury shares	(1,002)	(1,385)
Net cash used for financing activities	(213)	(2,970)

Cash and cash equivalents
Total (decrease) increase for the period	(27,346)	13,166
Balance at the beginning of the period	122,892	85,257
Balance at the end of the period	$95,546	$98,423
See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2019	$5,352	$1,569	$7,042	$250,352	$(13,611)	$250,704
Stock-based compensation	102	—	795	—	—	897
Purchase of treasury shares	(36)	—	(1,264)	—	—	(1,300)
Net income	—	—	—	15,018	—	15,018
Cash dividends on Class A and Class B common stock: $0.1650 per share	—	—	—	(1,153)	—	(1,153)
Reclassification adjustment to net income, net of tax	—	—	—	—	101	101
Balance, March 31, 2019	$5,418	$1,569	$6,573	$264,217	$(13,510)	$264,267
Stock-based compensation	5	—	1,244	—	—	1,249
Purchase of treasury shares	(2)	—	(83)	—	—	(85)
Net income	—	—	—	7,975	—	7,975
Cash dividends on Class A and Class B common stock: $0.1900 per share	—	—	—	(1,327)	—	(1,327)
Reclassification adjustment to net income, net of tax	—	—	—	—	71	71
Balance, June 30, 2019	$5,421	$1,569	$7,734	$270,865	$(13,439)	$272,150

Balance, January 1, 2020	$5,397	$1,569	$8,911	$284,852	$(11,337)	$289,392
Stock-based compensation	88	—	377	—	—	465
Purchase of treasury shares	(32)	—	(970)	—	—	(1,002)
Net income	—	—	—	6,166	—	6,166
Cash dividends on Class A and Class B common stock: $0.1900 per share	—	—	—	(1,339)	—	(1,339)
Reclassification adjustment to net income, net of tax	—	—	—	—	155	155
Balance, March 31, 2020	$5,453	$1,569	$8,318	$289,679	$(11,182)	$293,837
Stock-based compensation	10	—	624	—	—	634
Net income	—	—	—	6,050	—	6,050
Cash dividends on Class A and Class B common stock: $0.1925 per share	—	—	—	(1,351)	—	(1,351)
Reclassification adjustment to net income, net of tax	—	—	—	—	101	101
Balance, June 30, 2020	$5,463	$1,569	$8,942	$294,378	$(11,081)	$299,271

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020
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

The Company’s operating segments are further described below:

Coal Mining Segment
During the six months ended June 30, 2020, the operating coal mines are: Bisti Fuels LLC (“Bisti”), Caddo Creek Resources Company, LLC (“Caddo Creek”), Camino Real Fuels, LLC (“Camino Real”), The Coteau Properties Company (“Coteau”), Coyote Creek Mining Company, LLC (“Coyote Creek”), Demery Resources Company, LLC (“Demery”), The Falkirk Mining Company (“Falkirk”), Mississippi Lignite Mining Company (“MLMC”) and The Sabine Mining Company (“Sabine”).

The contract mining agreement between Camino Real and its customer, Dos Republicas Coal Partnership (“DRCP”), terminated effective July 1, 2020 as a result of the unexpected termination by Comisión Federal de Electricidad (“CFE”) of its coal supply contract with an affiliate of DRCP. The termination of the contract between CFE and DRCP eliminated DRCP’s need for coal from Camino Real's Eagle Pass Mine, and will result in mine closure.

Camino Real issued a Notice of Payment Default on June 17, 2020. During the third quarter of 2020, the Company received certain inventory as well as a securitized note in settlement of the outstanding receivable balance as of June 30, 2020 and additional costs incurred through the July 9, 2020 mine closure date. Mine reclamation is the responsibility of DRCP. Camino Real has no legal obligation to perform mine reclamation but is in negotiations with DRCP to potentially perform mine reclamation activities under a new contractual arrangement. Closure of the mine does not materially impact NACCO’s outlook for 2020. The contract mining agreement between Camino Real and DRCP was previously expected to terminate in 2021.

As of June 30, 2020, all of the Liberty Fuels Company, LLC mine areas have been reclaimed and final mine reclamation activities, primarily monitoring, will continue until final bond release.

At all operating coal mines other than MLMC, the Company is paid a management fee per ton of coal or heating unit (MMBtu) delivered. Each contract specifies the indices and mechanics by which fees change over time, generally in line with broad measures of U.S. inflation. The customers are responsible for funding all mine operating costs, including final mine reclamation, and directly or indirectly providing all of the capital required to build and operate the mine. This contract structure eliminates exposure to spot coal market price fluctuations while providing steady income and cash flow with minimal capital investment. Other than at Coyote Creek, debt financing provided by or supported by the customers is without recourse to NACCO and NACoal. See Note 7 for further discussion of Coyote Creek's guarantees.

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

Camino Real previously met the definition of a variable interest entity of which the Company was not the primary beneficiary and therefore NACCO did not consolidate Camino Real’s results of operations within its financial statements.

The Notice of Payment Default and subsequent termination of the contract mining agreement resulted in a reconsideration event, which required reassessment of the Company’s VIE conclusion. As a result of this reconsideration, Camino Real is no longer a VIE and its financial position is consolidated within NACCO’s financial statements as of June 30, 2020. The consolidation of Camino Real did not materially change the Company’s balance sheet. The results of operations for the six months ended June 30, 2020 are reported under the equity method with income before income taxes reported as Earnings of unconsolidated operations on the Consolidated Statements of Operations.

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

NAMining Segment
The NAMining segment provides value-added contract mining and other services for producers of aggregates, lithium and other minerals. The segment is a primary platform for the Company’s growth and diversification outside of the coal industry. NAMining provides contract mining services for independently owned mines and quarries, creating value for its customers by performing the mining aspects of its customers’ operations. This allows customers to focus on their areas of expertise: materials handling and processing, product sales and distribution. NAMining operates primarily at limestone quarries in Florida, but is focused on expanding outside of Florida and into mining materials other than limestone. During 2019, the Company entered into a mining agreement to serve as exclusive contract miner for the Thacker Pass lithium project in northern Nevada. NAMining utilizes both fixed price and cost plus management fee contract structures. Certain of the entities within NAMining segment are VIEs and are accounted for under the equity method as Unconsolidated Subsidiaries. See Note 7 for further discussion.

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

Basis of Presentation: These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at June 30, 2020, the results of its operations, comprehensive income, cash flows and changes in equity for the six months ended June 30, 2020 and 2019 have been included. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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

The following table disaggregates revenue by major sources:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
Major Goods/Service Lines	2020	2019	2020	2019
Coal Mining	$21,573	$22,570	$42,501	$39,320
NAMining	12,048	10,728	23,672	21,503
Minerals Management	1,987	8,242	7,228	20,928
Unallocated Items	327	131	353	674
Eliminations	(580)	(319)	(755)	(976)
Total revenues	$35,355	$41,352	$72,999	$81,449

Timing of Revenue Recognition
Goods transferred at a point in time	$20,976	$21,879	$41,260	$37,964
Services transferred over time	14,379	19,473	31,739	43,485
Total revenues	$35,355	$41,352	$72,999	$81,449

Contract Balances
The opening and closing balances of the Company’s current and long-term contract liabilities and receivables are as follows:

	Contract balances
	Trade accounts receivable, net	Contract liability (current)	Contract liability (long-term)
Balance, January 1, 2020	$15,444	$944	$2,153
Balance, June 30, 2020	20,335	941	1,683
Increase (decrease)	$4,891	$(3)	$(470)

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

The amount of revenue recognized in the three months ended June 30, 2020 and June 30, 2019 that was included in the opening contract liability was $0.3 million and $0.2 million, respectively. The amount of revenue recognized in the six months ended June 30, 2020 and June 30, 2019 that was included in the opening contract liability was $0.5 million and $0.4 million, respectively. This revenue consists of up-front lease bonus payments received under royalty contracts that are recognized over the primary term of the royalty contracts, which are generally five years. The Company expects to recognize an additional $0.5 million in the remainder of 2020, $0.9 million in 2021, $0.7 million in 2022, $0.3 million in 2023, and $0.1 million in 2024 related to the contract liability remaining at June 30, 2020. The difference between the opening and closing balances of the Company’s accounts receivable and contract liabilities results from the timing difference between the Company’s performance and the customer’s payment. Contracts with payments in arrears are recognized as receivables.

The Company has no contract assets recognized from the costs to obtain or fulfill a contract with a customer.

NOTE 3—Inventories

Inventories are summarized as follows:

	JUNE 30 2020	DECEMBER 31 2019
Coal	$8,929	$15,700
Mining supplies	26,803	24,765
Total inventories	$35,732	$40,465

NOTE 4—Leases

NACCO adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019. The most significant effect to the Unaudited Condensed Consolidated Balance Sheets relates to the recognition of new right-of-use assets and lease liabilities for operating leases of real estate, mining and other equipment that expire at various dates through 2031. The majority of the Company's leases are operating leases. See the table below for further information on the balances included in the Unaudited Condensed Consolidated Balance Sheets. Several leases include renewal or fair value purchase options, which are not recognized on the Unaudited Condensed Consolidated Balance Sheets. The Company's lease agreements do not contain lease payments that depend on an index or a rate, as such, minimum lease payments do not include variable lease payments.

Leased assets and liabilities include the following:

Description	Location	JUNE 30 2020	DECEMBER 31 2019
Assets
Operating	Operating lease right-of-use assets	$10,748	$11,398
Finance	Property, plant and equipment, net (a)	$98	$544

Liabilities
Current
Operating	Other current liabilities	$1,308	$1,318
Finance	Current maturities of long-term debt	$33	$558
Noncurrent
Operating	Operating lease liabilities	$11,782	$12,448
Finance	Long-term debt	$68	$85

(a) Finance leased assets are recorded net of accumulated amortization of less than $0.1 million and $1.9 million as of June 30, 2020 and December 31, 2019, respectively.

The components of lease expense were as follows:

		THREE MONTHS ENDED		SIX MONTHS ENDED
		JUNE 30		JUNE 30
Description	Location	2020	2019	2020	2019
Lease expense
Operating lease cost	Selling, general and administrative expenses	$504	$589	$1,014	$1,214
Finance lease cost:
Amortization of leased assets	Cost of sales	9	100	103	196
Interest on lease liabilities	Interest expense	1	3	6	6
Variable lease expense	Selling, general and administrative expenses	137	175	287	276
Short-term lease expense	Selling, general and administrative expenses	45	89	159	163
Total lease expense		$696	$956	$1,569	$1,855

Future minimum finance and operating lease payments were as follows at June 30, 2020:

	Finance Leases	Operating Leases	Total
Remainder of 2020	$19	$1,077	$1,096
2021	37	2,135	2,172
2022	37	2,174	2,211
2023	16	1,693	1,709
2024	—	1,663	1,663
Subsequent to 2024	—	9,330	9,330
Total minimum lease payments	$109	$18,072	$18,181
Amounts representing interest	8	4,982
Present value of net minimum lease payments	$101	$13,090

As most of the Company's leases do not provide an implicit rate, the Company determines the incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The Company considers its credit rating and the current economic environment in determining this collateralized rate.

The assumptions used in accounting for ASC 842 were as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
Lease term and discount rate	2020	2019	2020	2019
Weighted average remaining lease term (years)
Operating	9.32	9.89	9.32	9.89
Finance	2.92	1.76	2.92	1.76

Weighted average discount rate
Operating	7.01%	6.97%	7.01%	6.97%
Finance	5.09%	5.15%	5.09%	5.15%

The following table details cash paid for amounts included in the measurement of lease liabilities:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
Cash paid for amounts included in the measurement of lease liabilities	2020	2019	2020	2019
Operating cash flows from operating leases	$543	$587	$1,114	$1,160
Operating cash flows from finance leases	$1	$3	$6	$6
Financing cash flows from finance leases	$8	$110	$542	$232

NOTE 5—Stockholders' Equity

Stock Repurchase Program: On November 6, 2019, the Company's Board of Directors approved a stock purchase program ("2019 Stock Repurchase Program") providing for the purchase of up to $25 million of the Company's outstanding Class A Common Stock through December 31, 2021. NACCO's previous repurchase program ("2018 Stock Repurchase Program") would have expired on December 31, 2019 but was terminated and replaced by the 2019 Stock Repurchase Program. As a result of the uncertainty surrounding the COVID-19 pandemic, the Company suspended repurchasing shares under the 2019 Stock Repurchase Program in March 2020. Prior to the decision to cease share repurchases, the Company repurchased 32,286 shares of Class A Common Stock under the 2019 Stock Repurchase Program for an aggregate purchase price of $1.0 million during the six months ended June 30, 2020. During the three and six months ended June 30, 2019, the Company repurchased 2,230 and 38,524 shares, respectively, of Class A Common Stock under the 2018 Stock Repurchase Program for an aggregate purchase price of $0.1 million and $1.4 million, respectively.

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

NOTE 6—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Date	(Level 1)	(Level 2)	(Level 3)
	June 30, 2020
Assets:
Equity securities	$12,486	$12,486	$—	$—
	$12,486	$12,486	$—	$—

	December 31, 2019
Assets:
Equity securities	$10,120	$10,120	$—	$—
	$10,120	$10,120	$—	$—

Bellaire Corporation (“Bellaire”) is a non-operating subsidiary of the Company with legacy liabilities relating to closed mining operations, primarily former Eastern U.S. underground coal mining operations. Prior to 2019, Bellaire established a $5.0 million mine water treatment trust (the "Mine Water Treatment Trust") to provide a financial assurance mechanism to assure the long-term treatment of post-mining discharge. Bellaire's Mine Water Treatment Trust invests in equity securities that are reported at fair value based upon quoted market prices in active markets for identical assets; therefore, they are classified as Level 1 within the fair value hierarchy. The Company recognized a gain of $1.1 million and a loss of $0.1 million in the three and six months ended June 30, 2020, respectively, and a gain of $0.3 million and $1.0 million in the three and six months ended June 30, 2019, respectively, related to the Mine Water Treatment Trust.

During the second quarter of 2020, the Company invested $2.0 million in equity securities of a public company with a diversified portfolio of royalty producing mineral interests. The investment is reported at fair value based upon quoted market prices in active markets for identical assets; therefore, it is classified as Level 1 within the fair value hierarchy. The Company recognized a gain of $0.4 million in both the three and six months ended June 30, 2020 related to the investment in these equity securities.

The gains and losses related to equity securities are reported on the line Gain on equity securities in the Other (income) expense section of the Unaudited Condensed Consolidated Statements of Operations.

There were no transfers into or out of Levels 1, 2 or 3 during the three and six months ended June 30, 2020 and 2019.

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

The Investment in the unconsolidated subsidiaries and related tax positions totaled $25.3 million and $24.6 million at June 30, 2020 and December 31, 2019, respectively. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $5.3 million and $5.0 million at June 30, 2020 and December 31, 2019, respectively.

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

Summarized financial information for the Unconsolidated Subsidiaries is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2020	2019	2020	2019
Gross profit	$15,176	$14,631	$31,746	$33,767
Income before income taxes	$13,803	$14,516	$30,044	$31,253

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

NOTE 9—Business Segments

The Company's operating segments are: (i) Coal Mining, (ii) NAMining and (iii) Minerals Management. While the Company continues to pursue opportunities to add new coal mining operations to the Coal Mining segment, the NAMining segment serves as the platform for pursuing non-coal mining projects and the Minerals Management segment promotes the development of the Company's gas, oil and coal reserves.

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
See Note 1 for additional discussion of the Company's reportable segments. The following tables present revenue, operating profit, depreciation expense and capital expenditures:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2020	2019	2020	2019
Revenues
Coal Mining	$21,573	$22,570	$42,501	$39,320
NAMining	12,048	10,728	23,672	21,503
Minerals Management	1,987	8,242	7,228	20,928
Unallocated Items	327	131	353	674
Eliminations	(580)	(319)	(755)	(976)
Total	$35,355	$41,352	$72,999	$81,449

Operating profit (loss)
Coal Mining	$7,498	$7,262	$14,683	$17,269
NAMining	544	(450)	1,275	(385)
Minerals Management	510	6,789	4,777	18,458
Unallocated Items	(4,158)	(4,732)	(8,718)	(9,866)
Eliminations	88	292	45	58
Total	$4,482	$9,161	$12,062	$25,534

Expenditures for property, plant and equipment
Coal Mining	$3,844	$1,511	$4,667	$4,251
NAMining	3,163	112	7,186	1,242
Minerals Management	276	50	739	291
Unallocated Items	158	42	207	183
Total	$7,441	$1,715	$12,799	$5,967

Depreciation, depletion and amortization
Coal Mining	$3,615	$3,276	$7,158	$6,150
NAMining	652	566	1,298	1,111
Minerals Management	327	367	654	733
Unallocated Items	30	29	58	57
Total	$4,624	$4,238	$9,168	$8,051

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the COVID-19 pandemic. The CARES Act contains numerous income tax provisions, including among other items, temporary changes regarding the prior and future utilization of net operating losses. The CARES Act allows net operating losses incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The 2020 estimated annual effective tax rate includes the benefit of utilizing the current year forecasted tax basis net operating loss that would otherwise be deductible at the current 21% statutory rate to offset taxable income in years that were taxed at a 35% rate. The Company expects to generate a net operating loss in 2020 primarily due to the realization of certain deferred tax assets. The Company is currently assessing aspects of the CARES Act, including the Company’s ability to utilize the extended carryback provisions.

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

The Company has continued to operate as an essential business during the COVID-19 pandemic because it supports critical infrastructure industries. The Company has procedures to limit the exposure of employees to the spread of COVID-19. The extent to which COVID-19 impacts the Company going forward will depend on numerous factors and future developments that remain uncertain.

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

During the six months ended June 30, 2020, the operating coal mines were: Bisti Fuels LLC ("Bisti"), Caddo Creek Resources Company, LLC (“Caddo Creek”), Camino Real Fuels, LLC (“Camino Real”), The Coteau Properties Company (“Coteau”), Coyote Creek Mining Company, LLC (“Coyote Creek”), Demery Resources Company, LLC (“Demery”), The Falkirk Mining Company (“Falkirk”), Mississippi Lignite Mining Company (“MLMC”) and The Sabine Mining Company (“Sabine”).

The contract mining agreement between Camino Real and its customer, Dos Republicas Coal Partnership (“DRCP”), terminated effective July 1, 2020 as a result of the unexpected termination by Comisión Federal de Electricidad (“CFE”) of its coal supply contract with an affiliate of DRCP. The termination of the contract between CFE and DRCP eliminated DRCP’s need for coal from Camino Real's Eagle Pass Mine, and will result in mine closure.

Camino Real issued a Notice of Payment Default on June 17, 2020. During the third quarter of 2020, the Company received certain inventory as well as a securitized note in settlement of the outstanding receivable balance as of June 30, 2020 and additional costs incurred through the July 9, 2020 mine closure date. Mine reclamation is the responsibility of DRCP. Camino Real has no legal obligation to perform mine reclamation but is in negotiations with DRCP to potentially perform mine reclamation activities under a new contractual arrangement. Closure of the mine does not materially impact NACCO’s outlook for 2020. The contract mining agreement between Camino Real and DRCP was previously expected to terminate in 2021.

As of June 30, 2020, all of the Liberty Fuels Company, LLC mine areas have been reclaimed and final mine reclamation activities, primarily monitoring, will continue until final bond release.

Coteau, Coyote, Falkirk, MLMC and Sabine supply lignite coal for power generation. Bisti supplies sub-bituminous coal for power generation. Caddo Creek and Demery supply lignite coal for the production of activated carbon. Each of these mines deliver their coal production to adjacent or nearby power plants, synfuels plants or activated carbon processing facilities under long-term supply contracts. Each operating mine is the exclusive supplier of coal to its customers' facilities.

This segment has a strong history of customer retention due to the long-term nature of its contracts and the proximity of the Company’s mines to its customers’ facilities. The operating mines' contract expiration dates range from 2022 through 2045. The contract that expires in 2022 may be extended for three additional periods of five years each, or until 2037, at the Company’s option.

On May 7, 2020, Great River Energy ("GRE"), Falkirk Mine's customer, and the Company's second largest customer, announced its intent to retire the Coal Creek Station power plant in the second half of 2022 and modify the Spiritwood Station power plant to be fueled by natural gas.

As noted in the announcement, GRE is willing to consider opportunities to sell Coal Creek Station. NACCO is actively engaged in the exploration of options that could, if successful, allow for transfer of ownership of the power plant to one or more third parties, which would preserve jobs at both Coal Creek Station and the Falkirk Mine. The Company believes Coal Creek Station is an efficient, economic and attractive generation and capacity asset, and its continued long-term operation is in the best interests of the employees and the local community.

Falkirk Mine is the sole supplier of lignite coal to Coal Creek Station pursuant to a long-term contract under which Falkirk also supplies approximately 0.3 million tons of lignite coal per year to Spiritwood Station. Falkirk has approximately 480 employees, and, in 2019, delivered a total of 7.4 million tons of lignite coal and contributed approximately $16 million to NACCO’s Earnings from Unconsolidated Operations. The closure of Coal Creek Station would have a material adverse effect on the long-term earnings of NACCO. The terms of the contract between the Company and GRE specify that GRE is responsible for all costs related to mine closure, including but not limited to, final mine reclamation costs, post-retirement medical benefits and pension costs with respect to Falkirk employees.

At all operating coal mines other than MLMC, the Company is paid a management fee per ton of coal or heating unit (MMBtu) delivered. Each contract specifies the indices and mechanics by which fees change over time, generally in line with broad measures of U.S. inflation. The customers are responsible for funding all mine operating costs, including final mine reclamation, and directly or indirectly providing all of the capital required to build and operate the mine. This contract structure eliminates exposure to spot coal market price fluctuations while providing steady income and cash flow with minimal capital investment. Other than at Coyote Creek, debt financing provided by or supported by the customers is without recourse to NACCO and NACoal. See Note 7 of the accompanying Unaudited Condensed Consolidated Financial Statements for further discussion of Coyote Creek's guarantees.

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

Camino Real previously met the definition of a variable interest entity of which the Company was not the primary beneficiary and therefore NACCO did not consolidate Camino Real’s results of operations within its financial statements.

The Notice of Payment Default and subsequent termination of the contract mining agreement resulted in a reconsideration event, which required reassessment of the Company’s VIE conclusion. As a result of this reconsideration, Camino Real is no longer a VIE and its financial position is consolidated within NACCO’s financial statements as of June 30, 2020. The consolidation of Camino Real did not materially change the Company’s balance sheet. The results of operations for the six months ended June 30, 2020 are reported under the equity method with income before income taxes reported as Earnings of unconsolidated operations on the Consolidated Statements of Operations.

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

MLMC delivers coal to the Red Hills Power Plant in Ackerman, Mississippi. The Red Hills Power Plant supplies electricity to the Tennessee Valley Authority ("TVA") under a long-term Power Purchase Agreement. MLMC’s contract with its customer runs through 2032. TVA’s power portfolio includes coal, nuclear, hydroelectric, natural gas and renewables. The decision of which power plants to dispatch is determined by TVA.

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

CONSOLIDATED FINANCIAL SUMMARY

The results of operations for NACCO were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2020	2019	2020	2019
Revenues:
Coal Mining	$21,573	$22,570	$42,501	$39,320
NAMining	12,048	10,728	23,672	21,503
Minerals Management	1,987	8,242	7,228	20,928
Unallocated Items	327	131	353	674
Eliminations	(580)	(319)	(755)	(976)
Total revenue	$35,355	$41,352	$72,999	$81,449
Operating profit (loss):
Coal Mining	$7,498	$7,262	$14,683	$17,269
NAMining	544	(450)	1,275	(385)
Minerals Management	510	6,789	4,777	18,458
Unallocated Items	(4,158)	(4,732)	(8,718)	(9,866)
Eliminations	88	292	45	58
Total operating profit	$4,482	$9,161	$12,062	$25,534
Interest expense	330	222	733	453
Interest income	(129)	(581)	(530)	(1,134)
Income from other unconsolidated affiliates	(79)	(323)	(212)	(645)
Closed mine obligations	390	330	824	696
Gain on equity securities	(1,512)	(261)	(316)	(959)
Other, net	(102)	11	(117)	22
Other (income) expense, net	(1,102)	(602)	382	(1,567)
Income before income tax (benefit) provision	5,584	9,763	11,680	27,101
Income tax (benefit) provision	(466)	1,788	(536)	4,108
Net income	$6,050	$7,975	$12,216	$22,993

Effective income tax rate	(8.3)%	18.3%	(4.6)%	15.2%

The components of the change in revenues and operating profit are discussed below in "Segment Results."

Second Quarter of 2020 Compared with Second Quarter of 2019 and First Six Months of 2020 Compared with First Six Months of 2019

Other expense (income), net

Interest expense increased in the second quarter and the first six months of 2020 compared with the 2019 periods by $0.1 million and $0.3 million, respectively, due to higher average borrowings under NACoal's revolving credit facility.

Interest income decreased in the second quarter and the first six months of 2020 compared with the 2019 periods by $0.5 million and $0.6 million, respectively, primarily due to lower interest rates despite a higher invested cash balance.

Income from other unconsolidated affiliates represents the financial results of NoDak. NoDak operated and maintained a coal drying system at a customer’s power plant. The NoDak contract expired on January 31, 2020, resulting in decreases of $0.2 million and $0.4 million, respectively, in Income from other unconsolidated affiliates during the second quarter and the first six months of 2020 compared with the 2019 periods. Income from NoDak was $1.3 million for the year ended December 31, 2019.

Gain on equity securities represents changes in the market price of invested assets reported at fair value. The change in the gains during the second quarter of 2020 and the first six months of 2020 compared with the gains during the 2019 periods was due to higher returns on invested assets during the second quarter of 2020 but lower returns on invested assets in the first quarter of 2020. See Note 6 to the Unaudited Condensed Consolidated Financial Statements for further discussion of equity securities.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the COVID-19 pandemic. The CARES Act contains numerous income tax provisions, including among other items, temporary changes regarding the prior and future utilization of net operating losses. The CARES Act allows net operating losses incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The 2020 estimated annual effective tax rate includes the benefit of utilizing the current year forecasted tax basis net operating loss that would otherwise be deductible at the current 21% statutory rate to offset taxable income in years that were taxed at a 35% rate. The Company expects to generate a net operating loss in 2020 primarily due to the realization of certain deferred tax assets. The Company is currently assessing aspects of the CARES Act, including the Company’s ability to utilize the extended carryback provisions.

LIQUIDITY AND CAPITAL RESOURCES OF NACCO

Cash Flows

The following tables detail NACCO's changes in cash flow for the six months ended June 30:

	2020	2019	Change
Operating activities:
Net cash (used for) provided by operating activities	$(12,489)	$22,088	$(34,577)

Investing activities:
Expenditures for property, plant and equipment	(12,799)	(5,967)	(6,832)
Other	(1,845)	15	(1,860)
Net cash used for investing activities	(14,644)	(5,952)	(8,692)
Cash flow before financing activities	$(27,133)	$16,136	$(43,269)

The $34.6 million change in net cash (used for) provided by operating activities was primarily due to payments made for deferred compensation and long-term incentive compensation plans and lower net income during the first six months of 2020. In addition, an increase in accounts receivable in the first six months of 2020 compared to a decrease in the first six months of 2019 was partially offset by a reduction in inventory in the first six months of 2020 compared with the 2019 period, both primarily due to higher sales at Coal Mining and NAMining during the first six months of 2020.

The change in net cash used for investing activities was primarily attributable to an increase in expenditures for property, plant and equipment at the NAMining and Coal Mining segments.

	2020	2019	Change
Financing activities:
Net additions to long-term debt and revolving credit agreement	$3,479	$895	$2,584
Cash dividends paid	(2,690)	(2,480)	(210)
Purchase of treasury shares	(1,002)	(1,385)	383
Net cash used for financing activities	$(213)	$(2,970)	$2,757

The change in net cash used for financing activities was primarily due to increased borrowings during the first six months of 2020 compared with the first six months of 2019.

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

NACoal has an unsecured revolving line of credit of up to $150.0 million (the “NACoal Facility”) that expires in August 2022. Borrowings outstanding under the NACoal Facility were $14 million at June 30, 2020. At June 30, 2020, the excess availability under the NACoal Facility was $133.0 million, which reflects a reduction for outstanding letters of credit of $3.1 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon NACoal achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective June 30, 2020, for base rate and LIBOR loans were 0.75% and 1.75%, respectively. The NACoal Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.30% on the unused commitment at June 30, 2020. The weighted average interest rate applicable to the NACoal facility at June 30, 2020 was 1.93% including the floating rate margin.

The NACoal Facility contains restrictive covenants, which require, among other things, NACoal to maintain a maximum debt to EBITDA ratio of 3.00 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The NACoal Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 2.00 to 1.00, or if greater than 2.00 to 1.00, a Fixed Charge Coverage Ratio of 1.10 to 1.00, in conjunction with maintaining unused availability thresholds of borrowing capacity, as defined in the NACoal Facility, of $15.0 million. At June 30, 2020, NACoal was in compliance with all financial covenants in the NACoal Facility.

Capital Expenditures

Expenditures for property, plant and equipment were $12.8 million during the first six months of 2020. Planned expenditures for the remainder of 2020 are expected to be approximately $34 million, primarily consisting of $18 million in the Coal Mining segment, $10 million in the Minerals Management Segment and $6 million in the NAMining segment. Capital expenditures are expected to be funded from internally generated funds and/or bank borrowings.

In the Coal Mining segment, elevated levels of expected capital expenditures through 2021 are primarily related to spending at MLMC as it develops a new mine area. In the Minerals Management segment, capital expenditures in 2020 are primarily for the acquisition of mineral interests and other purchases. In the NAMining segment, capital expenditures in 2020 are primarily for the acquisition, relocation and refurbishment of draglines.

Capital Structure

NACCO's consolidated capital structure is presented below:

	JUNE 30 2020	DECEMBER 31 2019	Change
Cash and cash equivalents	$95,546	$122,892	$(27,346)
Other net tangible assets	216,637	174,465	42,172
Intangible assets, net	36,333	37,902	(1,569)
Net assets	348,516	335,259	13,257
Total debt	(28,423)	(24,943)	(3,480)
Bellaire closed mine obligations	(20,822)	(20,924)	102
Total equity	$299,271	$289,392	$9,879
Debt to total capitalization	9%	8%	1%

The increase in other net tangible assets was primarily due to payments made for deferred compensation and accrued incentive compensation as well as an increase in accounts receivable at June 30, 2020 compared with December 31, 2019. The increase in other net tangible assets was partially offset by the decrease in cash and cash equivalents.

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

SEGMENT RESULTS

COAL MINING SEGMENT

FINANCIAL REVIEW

Tons of coal delivered by the Coal Mining segment were as follows for the three and six months ended June 30 (in millions):

	THREE MONTHS		SIX MONTHS
	2020	2019	2020	2019
Unconsolidated operations	6.0	6.9	13.6	15.5
Consolidated operations	0.8	0.9	1.6	1.5
Total tons delivered	6.8	7.8	15.2	17.0

The results of operations for the Coal Mining segment were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2020	2019	2020	2019
Revenues	$21,573	$22,570	$42,501	$39,320
Cost of sales	19,861	21,254	41,135	37,178
Gross profit	1,712	1,316	1,366	2,142
Earnings of unconsolidated operations(a)	12,800	13,529	27,827	29,310
Selling, general and administrative expenses	6,222	6,714	12,941	12,685
Amortization of intangible assets	792	881	1,569	1,528
Gain on sale of assets	—	(12)	—	(30)
Operating profit	$7,498	$7,262	$14,683	$17,269

(a) See Note 7 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.

Second Quarter of 2020 Compared with Second Quarter of 2019

Revenues decreased 4.4% in the second quarter of 2020 compared with the second quarter of 2019 due to a reduction in tons delivered. This was partially offset by an increase in the per ton sales price at MLMC. The sales price at MLMC is index-based and includes adjustments for coal quality and reimbursable costs.

The following table identifies the components of change in operating profit for the second quarter of 2020 compared with the second quarter of 2019:

Operating Profit
2019	$7,262
Increase (decrease) from:
Selling, general and administrative expenses	492
Gross profit	396
Amortization of intangibles	89
Earnings of unconsolidated operations	(729)
Net gain on sale of assets	(12)
2020	$7,498

Operating profit increased $0.2 million in the second quarter of 2020 compared with the second quarter of 2019 primarily due to a decrease in selling, general and administrative expenses and an increase in gross profit, partially offset by a decrease in earnings of unconsolidated operations. The decrease in selling, general and administrative expenses was primarily attributable to lower employee-related expenses partially offset by an increase in outside service fees. The improvement in gross profit was primarily due to an increase in the profit per ton delivered at MLMC. The increase in profit per ton delivered was primarily due to the increase in the per ton sales price partially offset by an increase in the cost per ton delivered.

The decrease in earnings of unconsolidated operations was mainly due to lower customer demand at Sabine, Bisti and Camino, partially offset by an increase in customer demand at Coyote Creek and Falkirk. Sabine delivers coal to Southwestern Electric Power Company's Henry W. Pirkey Plant. The Pirkey power plant was dispatched at a lower rate during the second quarter of 2020 compared with the second quarter of 2019. The reduction in coal tons delivered at Bisti was due to an extended plant outage during the second quarter of 2020. The reduction in tons delivered at Camino was primarily due to a decrease in customer demand.

First Six Months of 2020 Compared with First Six Months of 2019

Revenues increased 8.1% in the first six months of 2020 compared with the first six months of 2019 due to an increase in MLMC's sales price and tons delivered. The sales price at MLMC is index-based and includes adjustments for coal quality and reimbursable costs. MLMC delivers coal to the Red Hills Power Plant, which supplies electricity to TVA under a long-term Power Purchase Agreement. The decision of which power plants to dispatch is determined by TVA. The Red Hills power plant experienced an increase in dispatch during the first six months of 2020 compared with the first six months of 2019, resulting in the increase in tons delivered.

The following table identifies the components of change in operating profit for the first six months of 2020 compared with the first six months of 2019:

Operating Profit
2019	$17,269
Increase (decrease) from:
Earnings of unconsolidated operations	(1,483)
Gross profit	(776)
Selling, general and administrative expenses	(256)
Amortization of intangibles	(41)
Net gain on sale of assets	(30)
2020	$14,683

Operating profit decreased $2.6 million in the first six months of 2020 compared with the first six months of 2019 primarily due to a decrease in earnings of unconsolidated operations, a decrease in gross profit and an increase in selling, general and administrative expenses.

The decrease in earnings of unconsolidated operations was mainly due to lower customer demand, primarily at Sabine, Camino and Bisti, partially offset by an increase in customer demand at Coyote Creek and Falkirk. For more information about the unconsolidated operations, see the Second Quarter discussion above.

The decrease in gross profit was primarily due to an increase in the cost per ton delivered at MLMC, including the recognition of a portion of costs previously capitalized into inventory. The increase in selling, general and administrative expenses was primarily attributable to higher outside service fees partially offset by lower employee-related expenses.

NORTH AMERICAN MINING ("NAMining") SEGMENT

FINANCIAL REVIEW
Tons of limestone delivered by the NAMining segment were as follows for the three and six months ended June 30 (in millions):

	THREE MONTHS		SIX MONTHS
	2020	2019	2020	2019
Unconsolidated operations	2.2	2.5	4.4	4.4
Consolidated operations	8.6	9.3	18.9	19.1
Total tons delivered	10.8	11.8	23.3	23.5

The results of operations for the NAMining segment were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2020	2019	2020	2019
Revenues	$12,048	$10,728	$23,672	$21,503
Cost of sales	11,408	10,473	21,989	20,473
Gross profit	640	255	1,683	1,030
Earnings of unconsolidated operations(a)	978	614	1,954	1,103
Selling, general and administrative expenses	1,321	1,326	2,609	2,525
Gain on sale of assets	(247)	(7)	(247)	(7)
Operating profit (loss)	$544	$(450)	$1,275	$(385)

(a) See Note 7 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.

Second Quarter of 2020 Compared with Second Quarter of 2019

Despite a reduction in tons delivered, revenues increased 12.3% in the second quarter of 2020 compared with the second quarter of 2019 primarily due to new operations added since June 30, 2019, including work related to the Thacker Pass lithium project, and favorable changes in the mix of customer requirements.

The following table identifies the components of change in operating profit (loss) for the second quarter of 2020 compared with the second quarter of 2019:

Operating Profit (Loss)
2019	$(450)
Increase (decrease) from:
Gross profit	385
Earnings of unconsolidated operations	364
Net gain on sale of assets	240
Selling, general and administrative expenses	5
2020	$544

Operating profit increased $1.0 million in the second quarter of 2020 compared with the second quarter of 2019 primarily due to increases in gross profit and earnings of unconsolidated operations from new operations added since June 30, 2019 and favorable changes in the mix of customer requirements.

First Six Months of 2020 Compared with First Six Months of 2019

Despite a reduction in tons delivered, revenues increased 10.1% in the first six months of 2020 compared with the first six months of 2019 primarily due to new operations added since June 30, 2019, including work related to the Thacker Pass lithium project, and favorable changes in the mix of customer requirements.

The following table identifies the components of change in operating profit (loss) for the first six months of 2020 compared with the first six months of 2019:

Operating Profit (Loss)
2019	$(385)
Increase (decrease) from:
Earnings of unconsolidated operations	851
Gross profit	653
Net gain on sale of assets	240
Selling, general and administrative expenses	(84)
2020	$1,275

Operating profit increased $1.7 million in the first six months of 2020 compared with the first six months of 2019 primarily due to increases in earnings of unconsolidated operations and gross profit from new operations added since June 30, 2019 and favorable changes in the mix of customer requirements.

MINERALS MANAGEMENT SEGMENT
FINANCIAL REVIEW

The results of operations for the Minerals Management segment were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2020	2019	2020	2019
Revenues	$1,987	$8,242	$7,228	$20,928
Cost of sales	558	1,262	1,256	2,088
Gross profit	1,429	6,980	5,972	18,840
Selling, general and administrative expenses	919	191	1,195	382
Operating profit	$510	$6,789	$4,777	$18,458

Revenues and operating profit decreased in the three and six months ended June 30, 2020 compared with the 2019 periods. The first half of 2019 included significant royalty income generated by a large number of new gas wells put into commission during 2018 and early 2019. These wells are operated by third parties to extract natural gas from the Company's Ohio Utica shale mineral reserves. Since new wells have high initial production rates and follow a natural decline before settling into relatively stable, long-term production, royalty income in 2020 decreased substantially from 2019 levels. The increase in selling, general and administrative expenses is due to a $0.5 million charge in the second quarter of 2020 to write-off certain leasehold interests.

UNALLOCATED ITEMS AND ELIMINATIONS

FINANCIAL REVIEW

Unallocated Items and Eliminations were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2020	2019	2020	2019
Operating loss	$(4,070)	$(4,440)	$(8,673)	(9,808)

Operating loss decreased in the three and six months ended June 30, 2020 compared with the 2019 periods primarily due to lower employee-related expenses.

NACCO Industries, Inc. Outlook

Coal Mining Outlook
In the second half and for the full year of 2020, the Company expects coal deliveries and Coal Mining operating profit to decrease from the respective prior year periods.

In the prior year fourth quarter, the Company recorded a $2.0 million unfavorable adjustment to mine reclamation liabilities at Centennial. Excluding the impact of this item, operating profit in the second half of 2020 is expected to decrease substantially from the second half of 2019. This decrease is a result of an anticipated decrease in earnings at the unconsolidated mining operations due to reduced customer requirements and an expected increase in operating expenses, mainly due to higher professional fees.

In the second half of 2020, earnings at MLMC are expected to be comparable to the second half of 2019. An anticipated improvement in customer demand resulting from an expected increase in the dispatch of the customer's power plant is expected to be offset by an increase in the cost per ton delivered. If customer demand at MLMC decreases from expected levels, it could unfavorably affect the Company's 2020 earnings outlook.

Excluding the unfavorable 2019 mine reclamation adjustment, 2020 full-year operating profit is expected to decrease from 2019 due to a reduction in earnings at the unconsolidated mining operations and the expected increase in operating expenses. Operating expenses are expected to increase moderately for the full year.

Changes in dispatch, including changes due to historically low natural gas prices and the continued increase in renewable generation, particularly wind, could reduce customer demand below anticipated levels which would unfavorably affect the Company’s second half and full-year 2020 outlook.

Capital expenditures are expected to be approximately $23 million in 2020. The Company expects high levels of capital expenditures in 2020 and 2021 primarily related to MLMC's development of a new mine area. These capital expenditures will result in an increase in depreciation that will unfavorably affect operating profit in future periods.

On May 7, 2020, Great River Energy ("GRE"), Falkirk Mine's customer and the Company's second largest customer, announced its intent to retire the Coal Creek Station power plant in the second half of 2022 and modify the Spiritwood Station power plant to be fueled by natural gas. GRE is willing to consider opportunities to sell Coal Creek Station, and NACCO is actively engaged in the exploration of options that could, if successful, allow for transfer of ownership of the power plant to one or more third parties, which would preserve jobs at both Coal Creek Station and the Falkirk Mine.

Falkirk Mine is the sole supplier of lignite coal to Coal Creek Station pursuant to a long-term contract under which Falkirk also supplies a moderate amount of lignite coal annually to Spiritwood Station. In 2019, Falkirk contributed approximately $16 million to NACCO’s Earnings from Unconsolidated Operations. The closure of Coal Creek Station will have a material adverse effect on the long-term earnings of NACCO Industries. The terms of the contract between the Company and GRE specify that GRE is responsible for all costs related to mine closure, including but not limited to, final mine reclamation costs, post-retirement medical benefits and pension costs with respect to Falkirk employees.

As mentioned above, the contract between Camino Real and DRCP was unexpectedly terminated effective July 1, 2020. Camino Real delivered 1.5 million tons of coal during 2019. Closure of the mine does not materially impact NACCO’s outlook for 2020. The contract mining agreement between Camino Real and DRCP was previously expected to terminate in 2021.

NAMining Outlook
In the second half and full year of 2020, NAMining expects limestone deliveries to increase modestly from the respective prior year periods.

NAMining expects operating profit in the second half of 2020 to improve over the second half of 2019, but decrease significantly from the first half of 2020. Operating profit is expected to benefit from earnings associated with new limestone mining contracts and favorable changes in the mix of customer requirements. Full-year 2020 operating profit is expected to increase significantly over 2019.

Capital expenditures are expected to be approximately $13 million in 2020, primarily for the acquisition, relocation and refurbishment of draglines.

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

Minerals Management Outlook
The Minerals Management segment derives income from royalty-based leases under which lessees make payments to the Company based on their sale of natural gas and, to a lesser extent, oil, natural gas liquids and coal, extracted primarily by third parties. The 2019 results included a substantial increase in royalty income, particularly in the first half of 2019, generated by a large number of new gas wells put into commission during 2018 and early 2019. Given expected lower natural gas prices, fewer expected new wells and the natural production decline that occurs early in the life of a well, full-year 2020 royalty income is expected to decrease and be substantially lower than 2019 levels. While royalty income is expected to decrease in the second half of 2020 compared with the second half of 2019, the rate of decrease is expected to be substantially lower than the decrease in the first half of 2020 because prior year income significantly decreased between the first and the second halves of the year. Natural gas pricing declines and reduced business activity due to the COVID-19 pandemic have resulted in higher-than-average natural gas inventory market levels. A sustained decline in natural gas prices could unfavorably affect the Company’s outlook.

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

Minerals Management capital expenditures are expected to total approximately $11 million in 2020 primarily for the acquisition of mineral interests and other investments.

Consolidated Outlook
NACCO expects a significant decrease in full-year 2020 consolidated net income compared with 2019, primarily due to the substantial decrease in operating profit at Minerals Management in the first half of 2020, the anticipated reduction in earnings at the Coal Mining segment and the absence of $2.7 million pre-tax income associated with a prior India venture recorded in the third quarter of 2019. These items are expected to be partially offset by the recognition of a 2020 tax benefit as a result of the CARES Act and an improvement in earnings at the NAMining segment.

In 2020, cash flow before financing activities is expected to be a use of cash due to significant capital expenditures and payments made in the first half of the year related to deferred compensation and other payroll liabilities. Consolidated capital expenditures are expected to be approximately $47 million in 2020. Capital expenditures were approximately $13 million in the first half of 2020.

Significant uncertainties exist regarding the COVID-19 pandemic, including the extent of economic disruption it may cause in the future. While the Company's operations to date have not been materially affected by the pandemic, future developments, which are highly uncertain and unpredictable, could change the Company's status significantly and rapidly, and could have a material adverse effect on the Company’s operations, supply chain and customers. The extent to which COVID-19 may adversely impact the Company depends on many factors, including but not limited to the extent of new outbreaks as communities reopen, the extent to which additional lockdowns may be needed, the nature of the government public health guidelines and the public's adherence to those guidelines, the success of businesses reopening, and the timing for proven treatments and vaccines for COVID-19. Even after the COVID-19 pandemic has subsided, the Company may experience material adverse effects due to a resulting decline in economic activity. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets and may continue to adversely impact NACCO's stock price.

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

The Company continues to evaluate opportunities to expand its coal mining business, however opportunities are likely to be very limited. Low natural gas prices and growth in renewable energy sources, such as wind and solar, could continue to unfavorably affect the amount of electricity dispatched from coal-fired power plants. The political and regulatory environment is not generally receptive to development of new coal-fired power generation projects which would create opportunities to build and operate new coal mines. However, the Company does continue to seek out and pursue opportunities where it can apply its management fee business model to replace legacy operators of existing surface coal mining operations in the United States. Outright acquisitions of existing coal mines or mining companies with exposure to fluctuating coal commodity markets, or structures that would create significant leverage, are outside the Company’s area of focus.

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

The Company’s efforts to grow and diversify the Minerals Management segment includes evaluating acquisitions of additional mineral interests or similar investments in the energy industry. The Company's primary initial focus will be on diversifying acquisitions of mineral interests with a balance of near-term cash flow yields and upside potential from future development. During the second quarter of 2020, the Company’s subsidiary, Catapult Mineral Partners, invested $2.0 million to acquire shares of a public company with a diversified portfolio of royalty producing mineral interests as part of this growth and diversification strategy. The recent dramatic downturn in petroleum prices provided an opportunity to make this investment at an attractive market multiple for a company with a conservative financial position, strong earnings potential and attractive historical dividend yield.

Mitigation Resources of North America® was formed to create and sell stream and wetland mitigation credits and provide services to those engaged in permittee-responsible mitigation. This business has achieved several early successes and is positioned for additional growth.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) changes to or termination of a long-term mining contract, or a customer default under a contract, including any actions taken related to Great River Energy's Coal Creek Station power plant, (2) the duration and severity of the COVID-19 pandemic, any preventive or protective actions taken by governmental authorities, the effectiveness of actions taken globally to contain or mitigate its effects and any unfavorable effects of the COVID-19 pandemic on the Company's suppliers' ability to provide products or replacement parts if the virus continues to spread or quarantines are reinstated, as well as other disruptions from natural or human causes, including severe weather, accidents, fires, earthquakes, terrorist acts, any of which could result in suspension of operations or harm to people or the environment, (3) changes in coal consumption patterns of U.S. electric power generators or the power industry that would affect demand for the Company's mineral reserves, (4) changes in tax laws or regulatory requirements, including changes in mining or power plant emission regulations and health, safety or environmental legislation, (5) changes in costs related to geological and geotechnical conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (6) regulatory actions, changes in mining permit requirements or delays in obtaining mining permits that could affect deliveries to customers, (7) weather conditions, extended power plant outages, liquidity events or other events that would change the level of customers' coal or aggregates requirements, (8) weather or equipment problems that could affect deliveries to customers, (9) failure or delays by the Company's lessees in achieving expected production of natural gas and other hydrocarbons; the availability and cost of transportation and processing services in the areas where the Company's oil and gas reserves are located; federal and state legislative and regulatory initiatives relating to hydraulic fracturing; and the ability of lessees to obtain capital or financing needed for well development operations, (10) changes in the costs to reclaim mining areas, (11) costs to pursue and develop new mining and value-added service opportunities, (12) delays or reductions in coal or aggregates deliveries, (13) changes in the prices of hydrocarbons, particularly diesel fuel, natural gas and oil, and (14) increased competition, including consolidation within the coal and aggregates industries.

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

Changes in internal control over financial reporting: During the second quarter of 2020, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
None.

Item 1A    Risk Factors
During the quarter ended June 30, 2020, there have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, except as follows:

The Company’s results of operations, financial condition, cash flows and stock price could be adversely affected by pandemics, epidemics or other public health emergencies, such as the recent outbreak of COVID-19.

The Company’s results of operations, financial condition, cash flows and stock price could be adversely affected by pandemics, epidemics or other public health emergencies, such as the global outbreak of COVID-19. The COVID-19 pandemic resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, "shelter in place" and "stay at home" orders, travel restrictions, business curtailments, school closures, and other measures.

The Company has continued to operate as an essential business because it supports critical infrastructure industries, as defined by the U.S. Department of Homeland Security. Although the Company has continued to operate facilities consistent with federal guidelines and state and local orders, the ongoing COVID-19 pandemic and the preventive or protective actions taken by governmental authorities may have a material adverse effect on the Company’s operations, work force, supply chain or customers, including business shutdowns or disruptions. The extent to which COVID-19 may adversely impact the Company's businesses depends on future developments, which are highly uncertain and unpredictable, including the extent of new outbreaks as communities reopen, the extent to which additional lockdowns may be needed, the nature of the government public health guidelines and the public's adherence to those guidelines, the success of businesses reopening, and the timing for proven treatments and vaccines for COVID-19. Any resulting financial impact cannot reasonably be estimated at this time, but could have a material adverse effect on the Company’s financial condition, cash flows and results of operations.

Even after the COVID-19 pandemic has subsided, the Company may experience material adverse effects due to a decline in economic activity. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact NACCO's stock price.
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

On May 7, 2020, Great River Energy ("GRE"), Falkirk Mine's customer, and the Company's second largest customer, announced its intent to retire the Coal Creek Station power plant in the second half of 2022 and modify the Spiritwood Station power plant to be fueled by natural gas.

Falkirk Mine is the sole supplier of lignite coal to Coal Creek Station pursuant to a long-term contract under which Falkirk also supplies approximately 0.3 million tons of lignite coal per year to Spiritwood Station. Falkirk has approximately 480 employees, and, in 2019, delivered a total of 7.4 million tons of lignite coal and contributed approximately $16 million to NACCO’s Earnings from Unconsolidated Operations. The closure of Coal Creek Station would have a material adverse effect on the long-term earnings of NACCO. The terms of the contract between the Company and GRE specify that GRE is responsible for all costs related to mine closure, including but not limited to final mine reclamation costs, post-retirement medical benefits and pension costs with respect to Falkirk employees.
Also noted in GRE’s announcement is their plan to negotiate an agreement to terminate their steam and water supply contract with Blue Flint, an ethanol biorefinery fueled by process steam from Coal Creek Station. Blue Flint’s owner,

Midwest AgEnergy, is considering using the contract termination payment from Great River Energy to reinvest in an economical alternate source for its process heat. NACCO has a $5.0 million investment in Midwest AgEnergy. If Midwest AgEnergy is unable to find an economical alternate source for its process heat, the Company’s investment could become impaired.

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

Mississippi Lignite Mining Company ("MLMC") is subject to risks associated with its capital investment, operating and equipment costs, growing use of alternative power generation that competes with coal-fired power generation, changes in customer demand and inflationary adjustments.
The profitability of MLMC is subject to the risk of loss of investment in this operation, increases in the cost of mining, changes in customer demand, growing competition from alternative power generation that competes with coal-fired generation and the emergence of adverse mining conditions. At MLMC, the costs of mining operations are not reimbursed by MLMC's customer. As such, increased costs at MLMC or decreased revenues could materially reduce the Company's profitability. Any reduction in customer demand at MLMC, including reductions related to reduced mechanical availability of the customer’s power plant, would adversely affect the Company's operating results and could result in significant impairments. In addition, MLMC sells lignite at contractually agreed upon prices which are subject to changes in the level of established indices over time. The price of diesel fuel is heavily-weighted among these indices. As such, a substantial decline in diesel prices could materially reduce MLMC's profitability, as the decline in revenue will only be partially offset by the effect of lower diesel prices on production costs.
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
Choctaw Generation Limited Partnership ("CGLP") leases the Red Hills Power Plant from a Southern Company subsidiary pursuant to a leveraged lease arrangement. The ability of the lessee to make required payments to the Southern Company subsidiary is dependent on the operational performance of the Red Hills Power Plant. Southern Company recently publicly disclosed that while all CGLP lease payments have been paid in full through June 30, 2020, operational and other risks have resulted in cash liquidity challenges at the Red Hills Power Plant, and based on current forecasts of energy prices in the years following the expiration of the PPA in 2032, concerns exist regarding the lessee's ability to make the remaining semi-annual lease payments through the end of the lease term in 2047. During the fourth quarter of 2019, Southern Company concluded that it was no longer probable that all of the payments would be received over the term of the lease and therefore recognized an impairment charge to reduce the value of the lease investment. During the second quarter 2020, Southern Company revised the estimated cash flows to be received under the leveraged lease which resulted in a full impairment of the lease investment. If any future lease payment is not paid in full, the Southern Company subsidiary may be unable to make its corresponding payment to the holders of the underlying non-recourse debt related to the Red Hills Power Plant. Failure to make the required payment to the debtholders could represent an event of default that would give the debtholders the right to foreclose on, and take ownership of, the Red Hills Power Plant from the Southern Company subsidiary. A foreclosure of the Red Hills Power Plant could have a material adverse effect on MLMC's financial condition, results of operations and cash flows.
Similar to the Company's unconsolidated mines, all production costs at MLMC are capitalized into inventory and recognized in cost of sales as tons are delivered. In periods of limited or no deliveries, MLMC may be required to reduce its inventory carrying value using the lower of cost or net realizable value approach, which could adversely affect MLMC’s results of operations.
Changes in customer demand for any reason, including, but not limited to, reduced mechanical availability of the customer’s power plant, dispatch of power generated by other energy sources ahead of coal, fluctuations in demand due to unanticipated weather conditions, regulations or comparable policies which may promote planned and unplanned outages at the Red Hills Power Plant, economic conditions, including an economic slowdown and a corresponding decline in the use of electricity, governmental regulations and inflationary adjustments could have a material adverse effect on MLMC's financial condition, results of operations and cash flows.
Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities (1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
Month #1 (April 1 to 30, 2020)	—	$—	—	$22,659,516
Month #2 (May 1 to 31, 2020)	—	$—	—	$22,659,516
Month #3 (June 1 to 30, 2020)	—	$—	—	$22,659,516
Total	—	$—	—	$22,659,516

(1)
In November 2019, the Company established a stock repurchase program allowing for the purchase of up to $25.0 million of the Company's Class A Common Stock outstanding through December 31, 2021. See Note 5 to the Unaudited Condensed Consolidated Financial Statements for further discussion of the Company's stock repurchase program.

Item 3    Defaults Upon Senior Securities
None.

Item 4    Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 filed with this Quarterly Report on Form 10-Q for the period ended June 30, 2020.

Item 5    Other Information
None.

Item 6    Exhibits

Exhibit
Number*	Description of Exhibits

31(i)(1)	Certification of J.C. Butler, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
31(i)(2)	Certification of Elizabeth I. Loveman pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by J.C. Butler, Jr. and Elizabeth I. Loveman
95	Mine Safety Disclosure Exhibit
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Numbered in accordance with Item 601 of Regulation S-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NACCO Industries, Inc. (Registrant)
Date:	August 5, 2020	/s/ Elizabeth I. Loveman
Elizabeth I. Loveman
Vice President and Controller (principal financial and accounting officer)