Form 10-Q
period 2020-09-30
NACCO INDUSTRIES INC
filed 2020-11-02
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☑
Number of shares of Class A Common Stock outstanding at October 30, 2020: 5,477,225
Number of shares of Class B Common Stock outstanding at October 30, 2020: 1,568,350

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30 2020	DECEMBER 31 2019
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$97,567	$122,892
Trade accounts receivable, net	16,507	15,444
Accounts receivable from affiliates	3,722	6,411
Inventories	42,433	40,465
Refundable federal income taxes	25,379	8,928
Other current assets	12,996	6,528
Total current assets	198,604	200,668
Property, plant and equipment, net	156,598	138,061
Intangibles, net	35,599	37,902
Investments in unconsolidated subsidiaries	25,545	24,611
Operating lease right-of-use assets	10,448	11,398
Other non-current assets	39,108	32,133
Total assets	$465,902	$444,773
LIABILITIES AND EQUITY
Accounts payable	$13,603	$9,374
Accounts payable to affiliates	686	577
Revolving credit agreements	—	7,000
Current maturities of long-term debt	960	795
Asset retirement obligations	2,285	2,285
Accrued payroll	10,565	19,583
Deferred compensation	—	13,465
Deferred revenue	1,693	1,908
Other current liabilities	6,786	6,979
Total current liabilities	36,578	61,966
Long-term debt	22,182	17,148
Operating lease liabilities	11,494	12,448
Asset retirement obligations	40,811	34,574
Pension and other postretirement obligations	7,430	8,807
Deferred income taxes	28,513	12,338
Other long-term liabilities	12,405	8,100
Total liabilities	159,413	155,381
Stockholders' equity
Common stock:
Class A, par value $1 per share, 5,477,225 shares outstanding (December 31, 2019 - 5,397,458 shares outstanding)	5,477	5,397
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,568,350 shares outstanding (December 31, 2019 - 1,568,670 shares outstanding)	1,568	1,569
Capital in excess of par value	9,381	8,911
Retained earnings	301,045	284,852
Accumulated other comprehensive loss	(10,982)	(11,337)
Total stockholders' equity	306,489	289,392
Total liabilities and equity	$465,902	$444,773

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2020	2019	2020	2019
	(In thousands, except per share data)
Revenues	$32,295	$32,603	$105,294	$114,052
Cost of sales	25,475	26,416	89,553	85,812
Gross profit	6,820	6,187	15,741	28,240
Earnings of unconsolidated operations	15,145	17,438	44,926	47,851
Operating expenses
Selling, general and administrative expenses	11,833	14,341	37,151	39,782
Amortization of intangible assets	734	715	2,303	2,243
Gain on sale of assets	—	(94)	(247)	(131)
	12,567	14,962	39,207	41,894
Operating profit	9,398	8,663	21,460	34,197
Other (income) expense
Interest expense	336	230	1,069	683
Interest income	(95)	(1,878)	(625)	(3,012)
Income from other unconsolidated affiliates	(18)	(327)	(230)	(972)
Closed mine obligations	395	383	1,219	1,079
Gain on equity securities	(35)	(108)	(351)	(1,067)
Other, net	(1,064)	(1,258)	(1,181)	(1,236)
	(481)	(2,958)	(99)	(4,525)
Income before income tax provision	9,879	11,621	21,559	38,722
Income tax provision	1,857	1,357	1,321	5,465
Net income	$8,022	$10,264	$20,238	$33,257

Earnings per share:
Basic earnings per share	$1.14	$1.47	$2.88	$4.77
Diluted earnings per share	$1.14	$1.47	$2.88	$4.76

Basic weighted average shares outstanding	7,036	6,991	7,019	6,973
Diluted weighted average shares outstanding	7,036	6,991	7,035	6,992

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2020	2019	2020	2019
	(In thousands)
Net income	$8,022	$10,264	$20,238	$33,257
Reclassification of pension and postretirement adjustments into earnings, net of $29 and $102 tax benefit in the three and nine months ended September 30, 2020, respectively, net of $21 and $66 tax benefit in the three and nine months ended September 30, 2019, respectively.	99	70	355	242
Total other comprehensive income	99	70	355	242
Comprehensive income	$8,121	$10,334	$20,593	$33,499

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30
	2020	2019
	(In thousands)
Operating activities
Net cash provided by operating activities	$2,760	$47,264

Investing activities
Expenditures for property, plant and equipment	(19,802)	(13,264)
Proceeds from the sale of property, plant and equipment	550	4,475
Purchase of equity securities	(2,000)	—
Other	72	(20)
Net cash used for investing activities	(21,180)	(8,809)

Financing activities
Additions to long-term debt	6,199	1,065
Reductions of long-term debt	(1,057)	(498)
Net reduction to revolving credit agreements	(7,000)	(4,000)
Cash dividends paid	(4,045)	(3,808)
Purchase of treasury shares	(1,002)	(1,410)
Net cash used for financing activities	(6,905)	(8,651)

Cash and cash equivalents
Total (decrease) increase for the period	(25,325)	29,804
Balance at the beginning of the period	122,892	85,257
Balance at the end of the period	$97,567	$115,061
See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2019	$5,352	$1,569	$7,042	$250,352	$(13,611)	$250,704
Stock-based compensation	102	—	795	—	—	897
Purchase of treasury shares	(36)	—	(1,264)	—	—	(1,300)
Net income	—	—	—	15,018	—	15,018
Cash dividends on Class A and Class B common stock: $0.1650 per share	—	—	—	(1,153)	—	(1,153)
Reclassification adjustment to net income, net of tax	—	—	—	—	101	101
Balance, March 31, 2019	$5,418	$1,569	$6,573	$264,217	$(13,510)	$264,267
Stock-based compensation	5	—	1,244	—	—	1,249
Purchase of treasury shares	(2)	—	(83)	—	—	(85)
Net income	—	—	—	7,975	—	7,975
Cash dividends on Class A and Class B common stock: $0.1900 per share	—	—	—	(1,327)	—	(1,327)
Reclassification adjustment to net income, net of tax	—	—	—	—	71	71
Balance, June 30, 2019	$5,421	$1,569	$7,734	$270,865	$(13,439)	$272,150
Stock-based compensation	5	—	2,119	—	—	2,124
Purchase of treasury shares	(1)	—	(24)	—	—	(25)
Net income	—	—	—	10,264	—	10,264
Cash dividends on Class A and Class B common stock: $0.1900 per share	—	—	—	(1,328)	—	(1,328)
Reclassification adjustment to net income, net of tax	—	—	—	—	70	70
Balance, September 30, 2019	$5,425	$1,569	$9,829	$279,801	$(13,369)	$283,255

Balance, January 1, 2020	$5,397	$1,569	$8,911	$284,852	$(11,337)	$289,392
Stock-based compensation	88	—	377	—	—	465
Purchase of treasury shares	(32)	—	(970)	—	—	(1,002)
Net income	—	—	—	6,166	—	6,166
Cash dividends on Class A and Class B common stock: $0.1900 per share	—	—	—	(1,339)	—	(1,339)
Reclassification adjustment to net income, net of tax	—	—	—	—	155	155
Balance, March 31, 2020	$5,453	$1,569	$8,318	$289,679	$(11,182)	$293,837
Stock-based compensation	10	—	624	—	—	634
Net income	—	—	—	6,050	—	6,050
Cash dividends on Class A and Class B common stock: $0.1925 per share	—	—	—	(1,351)	—	(1,351)
Reclassification adjustment to net income, net of tax	—	—	—	—	101	101
Balance, June 30, 2020	$5,463	$1,569	$8,942	$294,378	$(11,081)	$299,271
Stock-based compensation	13	—	439	—	—	452
Conversion of Class B to Class A shares	1	(1)	—	—	—	—
Net income	—	—	—	8,022	—	8,022
Cash dividends on Class A and Class B common stock: $0.1925 per share	—	—	—	(1,355)	—	(1,355)
Reclassification adjustment to net income, net of tax	—	—	—	—	99	99
Balance, September 30, 2020	$5,477	$1,568	$9,381	$301,045	$(10,982)	$306,489

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

The Company’s operating segments are further described below:

Coal Mining Segment
During the nine months ended September 30, 2020, the operating coal mines were: Bisti Fuels LLC (“Bisti”), Caddo Creek Resources Company, LLC (“Caddo Creek”), The Coteau Properties Company (“Coteau”), Coyote Creek Mining Company, LLC (“Coyote Creek”), Demery Resources Company, LLC (“Demery”), The Falkirk Mining Company (“Falkirk”), Mississippi Lignite Mining Company (“MLMC”) and The Sabine Mining Company (“Sabine”).

On September 30, 2020, Caddo Creek’s customer, a division of Cabot Corporation, entered into a long-term supply agreement with a subsidiary of Advanced Emissions Solutions (“AES”) as well as an agreement for the sale of the Marshall Mine, operated by Caddo Creek, to a subsidiary of AES. AES announced its intent to close the Marshall Mine. Caddo Creek entered into a contract with a subsidiary of AES to perform the required mine reclamation. In 2019, total tons delivered by the Coal Mining segment was 34.6 million tons, of which 0.2 million tons related to Caddo Creek.

All production from the Sabine Mine is delivered to Southwestern Electric Power Company's Henry W. Pirkey Plant. The Pirkey power plant has been dispatched at a lower rate during the first nine months of 2020 compared with the first nine months of 2019, resulting in a 43% reduction in tons delivered in 2020 compared with 2019. During the third quarter of 2020, Sabine’s customer reduced its expected future annual deliveries to be between 1.4 million and 1.7 million tons of lignite coal. Sabine historically has delivered between 2.5 million and 3.5 million tons of lignite coal annually, including 2.6 million tons in 2019 and 3.8 million tons in 2018.

The contract mining agreement between Camino Real Fuels, LLC (“Camino Real”) and its customer, Dos Republicas Coal Partnership (“DRCP”), terminated effective July 1, 2020 as a result of the unexpected termination by Comisión Federal de Electricidad (“CFE”) of its coal supply contract with an affiliate of DRCP. The termination of the contract between CFE and DRCP eliminated DRCP’s need for coal from Camino Real's Eagle Pass Mine, and resulted in mine closure. Mine reclamation is the responsibility of DRCP. Camino Real has no legal obligation to perform mine reclamation. The Company received certain inventory as well as a securitized note in settlement of the outstanding receivable balance due from DRCP. During the fourth quarter of 2020, the Company received payment for the outstanding balance on the securitized note, which was $2.3 million as of September 30, 2020, and is included within Other current assets on the Unaudited Condensed Consolidated Balance Sheet.

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

Camino Real and Caddo Creek previously met the definition of a variable interest entity of which the Company was not the primary beneficiary and therefore NACCO did not consolidate the results of operations within its financial statements. As a result of the events described above, Camino Real and Caddo Creek are no longer VIEs. Camino Real’s financial position was consolidated within NACCO’s financial statements beginning on June 30, 2020. Camino Real’s results of operations for the three months ended September 30, 2020 did not materially change the Company's Unaudited Condensed Consolidated Statements of Operations. Caddo Creek’s financial position will be consolidated within NACCO’s financial statements beginning in the fourth quarter of 2020. The consolidation of these entities will not materially change the Company’s Unaudited Condensed Consolidated Balance Sheet.

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

As of September 30, 2020, all of the Liberty Fuels Company, LLC mine areas have been reclaimed and final mine reclamation activities, primarily monitoring, will continue until final bond release.

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

During 2019, the Company entered into a mining agreement, through a new subsidiary, Sawtooth Mining, to serve as exclusive contract miner for the Thacker Pass lithium project in northern Nevada. The Thacker Pass Project is 100% owned by Lithium Nevada Corp. Sawtooth Mining will provide comprehensive mining services and certain equipment during the 20-year contract term. During the development of the project, Sawtooth Mining will provide Lithium Nevada $3.5 million in cash to assist in project development, of which $3.0 million and $1.5 million has been provided as of September 30, 2020 and December 31, 2019, respectively, and included within Other non-current assets on the Unaudited Condensed Consolidated Balance Sheets. Lithium Nevada is in the process of securing permits and currently expects to commence construction in 2021 and production of lithium products in 2023.

NAMining utilizes both fixed price and cost plus management fee contract structures. Certain of the entities within the NAMining segment are VIEs and are accounted for under the equity method as Unconsolidated Subsidiaries. See Note 7 for further discussion.

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

Basis of Presentation: These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at September 30, 2020, the results of its operations, comprehensive income, cash flows and changes in equity for the nine months ended September 30, 2020 and 2019 have been included. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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

The following table disaggregates revenue by major sources:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
Major Goods/Service Lines	2020	2019	2020	2019
Coal Mining	$20,395	$18,799	$62,896	$58,119
NAMining	9,443	8,993	33,115	30,496
Minerals Management	2,722	5,022	9,950	25,950
Unallocated Items	904	52	1,257	726
Eliminations	(1,169)	(263)	(1,924)	(1,239)
Total revenues	$32,295	$32,603	$105,294	$114,052

Timing of Revenue Recognition
Goods transferred at a point in time	$19,871	$18,049	$61,131	$56,012
Services transferred over time	12,424	14,554	44,163	58,040
Total revenues	$32,295	$32,603	$105,294	$114,052

Contract Balances
The opening and closing balances of the Company’s current and long-term contract liabilities and receivables are as follows:

	Contract balances
	Trade accounts receivable, net	Contract liability (current)	Contract liability (long-term)
Balance, January 1, 2020	$15,444	$944	$2,153
Balance, September 30, 2020	16,507	941	1,448
Increase (decrease)	$1,063	$(3)	$(705)

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

The amount of revenue recognized in the three months ended September 30, 2020 and September 30, 2019 that was included in the opening contract liability was $0.2 million and $0.1 million, respectively. The amount of revenue recognized in the nine months ended September 30, 2020 and September 30, 2019 that was included in the opening contract liability was $0.7 million and $0.5 million, respectively. This revenue consists of up-front lease bonus payments received under royalty contracts that are recognized over the primary term of the royalty contracts, which are generally five years. The Company expects to recognize an additional $0.2 million in the remainder of 2020, $0.9 million in 2021, $0.7 million in 2022, $0.3 million in 2023, and $0.1 million in 2024 related to the contract liability remaining at September 30, 2020. The difference between the opening and closing balances of the Company’s accounts receivable and contract liabilities results from the timing difference between the Company’s performance and the customer’s payment. Contracts with payments in arrears are recognized as receivables.

The Company has no contract assets recognized from the costs to obtain or fulfill a contract with a customer.

NOTE 3—Inventories

Inventories are summarized as follows:

	SEPTEMBER 30 2020	DECEMBER 31 2019
Coal	$12,161	$15,700
Mining supplies	30,272	24,765
Total inventories	$42,433	$40,465

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

Leased assets and liabilities include the following:

Description	Location	SEPTEMBER 30 2020	DECEMBER 31 2019
Assets
Operating	Operating lease right-of-use assets	$10,448	$11,398
Finance	Property, plant and equipment, net (a)	$144	$544

Liabilities
Current
Operating	Other current liabilities	$1,296	$1,318
Finance	Current maturities of long-term debt	$44	$558
Noncurrent
Operating	Operating lease liabilities	$11,494	$12,448
Finance	Long-term debt	$103	$85

(a) Finance leased assets are recorded net of accumulated amortization of less than $0.1 million and $1.9 million as of September 30, 2020 and December 31, 2019, respectively.

The components of lease expense were as follows:

		THREE MONTHS ENDED		NINE MONTHS ENDED
		SEPTEMBER 30		SEPTEMBER 30
Description	Location	2020	2019	2020	2019
Lease expense
Operating lease cost	Selling, general and administrative expenses	$499	$569	$1,513	$1,783
Finance lease cost:
Amortization of leased assets	Cost of sales	10	104	113	300
Interest on lease liabilities	Interest expense	2	4	8	10
Variable lease expense	Selling, general and administrative expenses	157	141	444	416
Short-term lease expense	Selling, general and administrative expenses	89	79	248	242
Total lease expense		$757	$897	$2,326	$2,751

Future minimum finance and operating lease payments were as follows at September 30, 2020:

	Finance Leases	Operating Leases	Total
Remainder of 2020	$13	$532	$545
2021	49	2,113	2,162
2022	49	2,162	2,211
2023	28	1,685	1,713
2024	12	1,660	1,672
Subsequent to 2024	7	9,421	9,428
Total minimum lease payments	$158	$17,573	$17,731
Amounts representing interest	11	4,783
Present value of net minimum lease payments	$147	$12,790

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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
Lease term and discount rate	2020	2019	2020	2019
Weighted average remaining lease term (years)
Operating	9.19	9.76	9.19	9.76
Finance	3.47	1.95	3.47	1.95

Weighted average discount rate
Operating	7.01%	6.99%	7.01%	6.99%
Finance	3.96%	5.36%	3.96%	5.36%

The following table details cash paid for amounts included in the measurement of lease liabilities:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
Cash paid for amounts included in the measurement of lease liabilities	2020	2019	2020	2019
Operating cash flows from operating leases	$532	$608	$1,646	$1,768
Operating cash flows from finance leases	$2	$4	$8	$10
Financing cash flows from finance leases	$9	$115	$551	$347

NOTE 5—Stockholders' Equity

Stock Repurchase Program: On November 6, 2019, the Company's Board of Directors approved a stock purchase program ("2019 Stock Repurchase Program") providing for the purchase of up to $25 million of the Company's outstanding Class A Common Stock through December 31, 2021. NACCO's previous repurchase program ("2018 Stock Repurchase Program") would have expired on December 31, 2019 but was terminated and replaced by the 2019 Stock Repurchase Program. As a result of the uncertainty surrounding the COVID-19 pandemic, the Company suspended repurchasing shares under the 2019 Stock Repurchase Program in March 2020. Prior to the decision to cease share repurchases, the Company repurchased 32,286 shares of Class A Common Stock under the 2019 Stock Repurchase Program for an aggregate purchase price of $1.0 million during the nine months ended September 30, 2020. During the three and nine months ended September 30, 2019, the Company repurchased 525 and 39,049 shares, respectively, of Class A Common Stock under the 2018 Stock Repurchase Program for an aggregate purchase price of less than $0.1 million and $1.4 million, respectively.

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

NOTE 6—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Date	(Level 1)	(Level 2)	(Level 3)
	September 30, 2020
Assets:
Equity securities	$12,238	$12,238	$—	$—
	$12,238	$12,238	$—	$—

	December 31, 2019
Assets:
Equity securities	$10,120	$10,120	$—	$—
	$10,120	$10,120	$—	$—

Bellaire Corporation (“Bellaire”) is a non-operating subsidiary of the Company with legacy liabilities relating to closed mining operations, primarily former Eastern U.S. underground coal mining operations. Prior to 2019, Bellaire established a $5.0 million mine water treatment trust (the "Mine Water Treatment Trust") to provide a financial assurance mechanism to assure the long-term treatment of post-mining discharge. Bellaire's Mine Water Treatment Trust invests in equity securities that are reported at fair value based upon quoted market prices in active markets for identical assets; therefore, they are classified as Level 1 within the fair value hierarchy. The Company recognized a gain of $0.5 million and $0.4 million in the three and nine months ended September 30, 2020, respectively, and a gain of $0.1 million and $1.1 million in the three and nine months ended September 30, 2019, respectively, related to the Mine Water Treatment Trust.

During the second quarter of 2020, the Company invested $2.0 million in equity securities of a public company with a diversified portfolio of royalty producing mineral interests. The investment is reported at fair value based upon quoted market prices in active markets for identical assets; therefore, it is classified as Level 1 within the fair value hierarchy. The Company recognized a loss of $0.5 million and $0.1 million in the three and nine months ended September 30, 2020, respectively, related to the investment in these equity securities.

The gains and losses related to equity securities are reported on the line Gain on equity securities in the Other (income) expense section of the Unaudited Condensed Consolidated Statements of Operations.

There were no transfers into or out of Levels 1, 2 or 3 during the three and nine months ended September 30, 2020 and 2019.

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

The Investment in the unconsolidated subsidiaries and related tax positions totaled $25.5 million and $24.6 million at September 30, 2020 and December 31, 2019, respectively. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $4.4 million and $5.0 million at September 30, 2020 and December 31, 2019, respectively.

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

Summarized financial information for the Unconsolidated Subsidiaries is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2020	2019	2020	2019
Gross profit	$18,046	$20,059	$49,792	$53,826
Income before income taxes	$15,629	$17,827	$45,673	$49,080

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
See Note 1 for additional discussion of the Company's reportable segments. The following tables present revenue, operating profit, depreciation expense and capital expenditures:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2020	2019	2020	2019
Revenues
Coal Mining	$20,395	$18,799	$62,896	$58,119
NAMining	9,443	8,993	33,115	30,496
Minerals Management	2,722	5,022	9,950	25,950
Unallocated Items	904	52	1,257	726
Eliminations	(1,169)	(263)	(1,924)	(1,239)
Total	$32,295	$32,603	$105,294	$114,052

Operating profit (loss)
Coal Mining	$11,174	$10,492	$25,857	$27,761
NAMining	244	(358)	1,519	(743)
Minerals Management	1,673	3,900	6,450	22,358
Unallocated Items	(3,623)	(5,470)	(12,341)	(15,336)
Eliminations	(70)	99	(25)	157
Total	$9,398	$8,663	$21,460	$34,197

Expenditures for property, plant and equipment
Coal Mining	$3,150	$2,291	$7,817	$6,542
NAMining	3,220	4,971	10,406	6,213
Minerals Management	633	—	1,372	291
Unallocated Items	—	35	207	218
Total	$7,003	$7,297	$19,802	$13,264

Depreciation, depletion and amortization
Coal Mining	$3,793	$3,102	$10,951	$9,252
NAMining	723	588	2,021	1,699
Minerals Management	327	324	981	1,057
Unallocated Items	33	30	91	87
Total	$4,876	$4,044	$14,044	$12,095

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

The Company recorded income tax expense of $1.9 million for the three months ended September 30, 2020, or 18.8%, on income before income tax of $9.9 million, compared to income tax expense of $1.4 million, or 11.7%, on income before income tax of $11.6 million for the three months ended September 30, 2019. The three months ended September 30, 2020 include $4.2 million of discrete tax charges primarily related to settlement of tax examinations and changes in uncertain tax positions partially offset by a discrete tax benefit of $2.2 million, primarily due to return to provision adjustments. Discrete tax items in the three months ended September 30, 2019 were not material.

The Company recorded income tax expense of $1.3 million for the nine months ended September 30, 2020, or 6.1%, on income before income tax of $21.6 million, compared to income tax expense of $5.5 million, or 14.1%, on income before income tax of $38.7 million for the nine months ended September 30, 2019. The nine months ended September 30, 2020 include $4.2 million of discrete tax charges primarily related to settlement of tax examinations and changes in uncertain tax positions partially offset by a benefit of $1.8 million, primarily due to return to provision adjustments. Discrete tax items in the nine months ended September 30, 2019 were not material.

The return to provision adjustments recognized in 2020 include the utilization of the net operating loss carry back provisions allowed under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") enacted in response to the COVID-19 pandemic. The CARES Act contains numerous income tax provisions, including among other items, temporary changes regarding the utilization of net operating losses. The CARES Act allows net operating tax losses incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes.

The Company’s estimated annual effective income tax rate, excluding discrete items, was (5.2%) and 14.0% for the nine months ended September 30, 2020 and 2019, respectively. The estimated annual effective income tax rate differs from the U.S. federal statutory rate due to the benefit from percentage depletion and in 2020 includes the benefit of utilizing the forecasted current year net operating tax loss that would otherwise be deductible at the current 21% statutory rate to offset taxable income in years that were taxed at a 35% rate. The Company expects to generate a net operating tax loss in 2020 primarily due to the realization of certain deferred tax assets.

NOTE 11—Asset Retirement Obligations

The Company’s obligations associated with the retirement of long-lived assets are recognized at fair value at the time the legal obligations are incurred. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying value of the related long-lived asset and is depreciated either by the straight-line method or the units-of-production method. The liability is accreted each period until the liability is settled or the asset is sold, at which time the liability is removed. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

The Company's asset retirement obligations are principally for costs to close its surface mines and reclaim the land it has disturbed as a result of its normal mining activities as well as for costs to dismantle certain mining equipment at the end of the life of the mine. Management’s estimate involves a high degree of subjectivity. In particular, the obligation’s fair value is determined using a discounted cash flow technique and is based upon mining permit requirements and various assumptions including credit adjusted risk-free-rates, estimates of disturbed acreage, life of the mine, reclamation costs, the application of various environmental laws and regulation and assumptions regarding equipment productivity. The Company reviews its asset retirement obligations at each mine site at least annually and makes necessary adjustments for permit changes and for revisions of estimates of the timing and extent of reclamation activities and cost estimates.

The accretion of the liability is being recognized over the estimated life of each individual asset retirement obligation and is recorded in the line “Cost of sales” in the accompanying Unaudited Condensed Consolidated Statements of Operations. The associated asset is recorded in “Property, Plant and Equipment, net” in the accompanying Unaudited Condensed Consolidated Balance Sheets. The depreciation of the asset is recorded in the line “Cost of sales” in the accompanying Unaudited Condensed Consolidated Statements of Operations.

A reconciliation of the Company's beginning and ending aggregate carrying amount of the asset retirement obligations is as follows:

	Coal Mining	NAMining	Unallocated Items	NACCO Consolidated
Balance at December 31, 2019	$19,015	$604	$17,240	$36,859
Liabilities incurred during the period	9,809	—	—	9,809
Liabilities settled during the period	(5,957)	—	(562)	(6,519)
Accretion expense	1,296	28	1,023	2,347
Revision of estimated cash flows	600	—	—	600
Balance at September 30, 2020	$24,763	$632	$17,701	$43,096

Asset retirement obligations are incurred at the time development of a new mine or mine area commences. During the third quarter of 2020, MLMC began development of a new mine area and as such, recorded an additional $9.8 million asset retirement obligation and a corresponding $9.8 million asset was capitalized as a component of Property, plant and equipment, net. The asset retirement obligation’s fair value was determined using a discounted cash flow technique and is based upon permit requirements and various estimates and assumptions that would be used by market participants, including estimates of disturbed acreage, reclamation costs and assumptions regarding equipment productivity.

During the third quarter of 2020, the Company transferred the mine permits for certain Centennial mines to an unrelated third party. As of September 30, 2020, the Company has $10.7 million of surety bonds outstanding related to the mines associated with the transferred mine permits. The third party that acquired the mine permits is required as part of the transaction to transfer or replace $4.9 million of the Company's outstanding surety bonds during the fourth quarter of 2020 and transfer or replace the remaining $5.8 million of outstanding surety bonds as soon thereafter as it is able.

If there is a claim under these surety bonds prior to the transfer or replacement of such bonds, the Company would be responsible to the surety company for any amounts it pays with respect to such claim, up to the amount of the outstanding surety bonds. As a result of the transfer of the mine permits, the Company was relieved of the associated mine reclamation obligations and therefore recorded a $4.8 million reduction to Centennial's asset retirement obligation, included in "Liabilities settled during the period" in the table above. In addition, as part of the transfer of the mine permits, the Company paid $1.9 million of cash, recorded $1.4 million in Other current assets for amounts owed to Centennial from the third-party acquirer, and recognized $1.9 million in Accounts payable and $2.4 million in Other long-term liabilities in the Unaudited Condensed Consolidated Balance Sheets. The liabilities are associated with amounts due to the third-party acquirer upon transfer or replacement of the surety bonds and a liability for the guarantee to stand ready to perform in the event there is a claim under the surety bonds. No payments have been required since the inception of these guarantees.

Bellaire is a non-operating subsidiary of the Company with legacy liabilities relating to closed mining operations, primarily former Eastern U.S. underground coal mining operations. These legacy liabilities include obligations for water treatment and other environmental remediation that arose as part of the normal course of closing these underground mining operations. The accretion of the liability is recognized over the estimated life of the asset retirement obligation and is recorded in the line “Closed mine obligations” in the accompanying Unaudited Condensed Consolidated Statements of Operations. Since Bellaire's properties are no longer active operations, no associated asset has been capitalized.

The fair value of Bellaire's Mine Water Treatment assets, which are recognized as a component of Other non-current assets on the Unaudited Condensed Consolidated Balance Sheets, are $10.3 million and $10.1 million at September 30, 2020 and December 31, 2019, respectively, and are legally restricted for purposes of settling the Bellaire asset retirement obligation. See Note 6 for further discussion of the Mine Water Treatment Trust.

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
Management's Discussion and Analysis of Financial Condition and Results of Operations include NACCO Industries, Inc.® (“NACCO”) and its wholly owned subsidiaries (collectively, the “Company”). NACCO is the public holding company for The North American Coal Corporation®. The North American Coal Corporation and its affiliated companies (collectively, “NACoal”) operate in the mining and natural resources industries through three operating segments: Coal Mining, North American Mining ("NAMining") and Minerals Management. The Coal Mining segment operates surface coal mines under long-term contracts with power generation companies and an activated carbon producer pursuant to a service-based business model. The NAMining segment provides value-added contract mining and other services for producers of aggregates, lithium and other minerals. The Minerals Management segment promotes the development of the Company’s gas, oil and coal reserves, generating income primarily from royalty-based lease payments from third parties.

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

The Company’s operating segments are further described below:

Coal Mining Segment
The Coal Mining segment operates surface coal mines under long-term contracts with power generation companies and an activated carbon producer pursuant to a service-based business model. Coal is surface-mined in North Dakota, Texas, Mississippi, Louisiana and on the Navajo Nation in New Mexico. Each mine is fully integrated with its customer operations.

During the nine months ended September 30, 2020, the operating coal mines were: Bisti Fuels LLC (“Bisti”), Caddo Creek Resources Company, LLC (“Caddo Creek”), The Coteau Properties Company (“Coteau”), Coyote Creek Mining Company, LLC (“Coyote Creek”), Demery Resources Company, LLC (“Demery”), The Falkirk Mining Company (“Falkirk”), Mississippi Lignite Mining Company (“MLMC”) and The Sabine Mining Company (“Sabine”).

On September 30, 2020, Caddo Creek’s customer, a division of Cabot Corporation, entered into a long-term supply agreement with a subsidiary of Advanced Emissions Solutions (“AES”) as well as an agreement for the sale of the Marshall Mine, operated by Caddo Creek, to a subsidiary of AES. AES announced its intent to close the Marshall Mine. Caddo Creek entered into a contract with a subsidiary of AES to perform the required mine reclamation. In 2019, total tons delivered by the Coal Mining segment was 34.6 million tons, of which 0.2 million tons related to Caddo Creek.

All production from the Sabine Mine is delivered to Southwestern Electric Power Company's Henry W. Pirkey Plant. The Pirkey power plant has been dispatched at a lower rate during the first nine months of 2020 compared with the first nine months of 2019, resulting in a 43% reduction in tons delivered in 2020 compared with 2019. During the third quarter of 2020, Sabine’s customer reduced its expected future annual deliveries to be between 1.4 million and 1.7 million tons of lignite coal. Sabine historically has delivered between 2.5 million and 3.5 million tons of lignite coal annually, including 2.6 million tons in 2019 and 3.8 million tons in 2018.

The contract mining agreement between Camino Real Fuels, LLC (“Camino Real”) and its customer, Dos Republicas Coal Partnership (“DRCP”), terminated effective July 1, 2020 as a result of the unexpected termination by Comisión Federal de Electricidad (“CFE”) of its coal supply contract with an affiliate of DRCP. The termination of the contract between CFE and DRCP eliminated DRCP’s need for coal from Camino Real's Eagle Pass Mine, and resulted in mine closure. Mine reclamation is the responsibility of DRCP. Camino Real has no legal obligation to perform mine reclamation.

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

Coteau, Coyote, Falkirk, MLMC and Sabine supply lignite coal for power generation. Bisti supplies sub-bituminous coal for power generation. Demery supplies lignite coal for the production of activated carbon. Each of these mines deliver their coal production to adjacent or nearby power plants, synfuels plants or an activated carbon processing facility under long-term supply contracts. Each operating mine is the exclusive supplier of coal to its customers' facilities.

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

Camino Real and Caddo Creek previously met the definition of a variable interest entity of which the Company was not the primary beneficiary and therefore NACCO did not consolidate the results of operations within its financial statements. As a result of the events described above, Camino Real and Caddo Creek are no longer VIEs. Camino Real’s financial position was consolidated within NACCO’s financial statements beginning on June 30, 2020. Camino Real’s results of operations for the three months ended September 30, 2020 did not materially change the Company's Unaudited Condensed Consolidated Statements of Operations. Caddo Creek’s financial position will be consolidated within NACCO’s financial statements beginning in the fourth quarter of 2020. The consolidation of these entities will not materially change the Company’s Unaudited Condensed Consolidated Balance Sheet.

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

As of September 30, 2020, all of the Liberty Fuels Company, LLC mine areas have been reclaimed and final mine reclamation activities, primarily monitoring, will continue until final bond release.

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

During 2019, the Company entered into a mining agreement, through a new subsidiary, Sawtooth Mining, to serve as exclusive contract miner for the Thacker Pass lithium project in northern Nevada. The Thacker Pass Project is 100% owned by Lithium Nevada Corp. Sawtooth Mining will provide comprehensive mining services and certain equipment during the 20-year contract term. Lithium Nevada is in the process of securing permits and currently expects to commence construction in 2021 and production of lithium products in 2023.

NAMining utilizes both fixed price and cost plus management fee contract structures. Certain of the entities within the NAMining segment are VIEs and are accounted for under the equity method as Unconsolidated Subsidiaries. See Note 7 for further discussion.

Minerals Management Segment
The Minerals Management segment promotes the development of the Company’s gas, oil and coal reserves, generating income primarily from royalty-based lease payments from third parties. The Company’s gas, oil and undeveloped coal reserves are located in Ohio (Utica and Marcellus shale natural gas), Louisiana (Haynesville shale and Cotton Valley formation natural gas), Texas (Permian basin oil and natural gas), Mississippi (coal), Pennsylvania (coal, coalbed methane and Marcellus shale natural gas), Alabama (coal and coalbed methane and natural gas) and North Dakota (coal).

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

CONSOLIDATED FINANCIAL SUMMARY

The results of operations for NACCO were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2020	2019	2020	2019
Revenues:
Coal Mining	$20,395	$18,799	$62,896	$58,119
NAMining	9,443	8,993	33,115	30,496
Minerals Management	2,722	5,022	9,950	25,950
Unallocated Items	904	52	1,257	726
Eliminations	(1,169)	(263)	(1,924)	(1,239)
Total revenue	$32,295	$32,603	$105,294	$114,052
Operating profit (loss):
Coal Mining	$11,174	$10,492	$25,857	$27,761
NAMining	244	(358)	1,519	(743)
Minerals Management	1,673	3,900	6,450	22,358
Unallocated Items	(3,623)	(5,470)	(12,341)	(15,336)
Eliminations	(70)	99	(25)	157
Total operating profit	$9,398	$8,663	$21,460	$34,197
Interest expense	336	230	1,069	683
Interest income	(95)	(1,878)	(625)	(3,012)
Income from other unconsolidated affiliates	(18)	(327)	(230)	(972)
Closed mine obligations	395	383	1,219	1,079
Gain on equity securities	(35)	(108)	(351)	(1,067)
Other, net	(1,064)	(1,258)	(1,181)	(1,236)
Other (income) expense, net	(481)	(2,958)	(99)	(4,525)
Income before income tax provision	9,879	11,621	21,559	38,722
Income tax provision	1,857	1,357	1,321	5,465
Net income	$8,022	$10,264	$20,238	$33,257

Effective income tax rate	18.8%	11.7%	6.1%	14.1%

The components of the change in revenues and operating profit are discussed below in "Segment Results."

Third Quarter of 2020 Compared with Third Quarter of 2019 and First Nine Months of 2020 Compared with First Nine Months of 2019

Other (income) expense, net

North American Coal Corporation India Private Limited ("NACC India") was formed to provide technical business advisory services to the third-party owner of a coal mine in India. During 2014, NACC India's customer defaulted on its contractual payment obligations and as a result of this default, NACC India terminated its contract with the customer and began pursuing contractual remedies. During the third quarter of 2019, the Company received payment of $2.7 million from NACC India's customer, of which $1.4 million related to past invoices and has been reported on the line Other, net, and $1.3 million represented interest income and has been reported on the line Interest income. During the third quarter of 2020, the Company received an additional payment of $1.0 million from NACC India's customer which has been reported on the line, Other, net. Both of these lines are in the Other (income) expense section of the Unaudited Condensed Consolidated Statements of Operations. The Company does not expect to receive any additional payments from NACC India’s customer.

Interest expense increased in the third quarter and the first nine months of 2020 compared with the 2019 periods by $0.1 million and $0.4 million, respectively, due to higher average borrowings.

Interest income decreased in the third quarter and the first nine months of 2020 compared with the 2019 periods by $1.8 million and $2.4 million, respectively, primarily due to the interest income related to the NACC India customer payment the Company received in 2019 and lower interest rates despite a higher average invested cash balance.

Income from other unconsolidated affiliates represents the financial results of NoDak. NoDak operated and maintained a coal drying system at a customer’s power plant. The NoDak contract expired on January 31, 2020, resulting in decreases of $0.3 million and $0.7 million, respectively, in Income from other unconsolidated affiliates during the third quarter and the first nine months of 2020 compared with the 2019 periods. Income from NoDak was $1.3 million for the year ended December 31, 2019.

Gain on equity securities represents changes in the market price of invested assets reported at fair value. The change in the gains during the third quarter and the first nine months of 2020 compared with the gains during the 2019 periods was due to lower returns on invested assets. See Note 6 to the Unaudited Condensed Consolidated Financial Statements for further discussion of equity securities.

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

The Company recorded income tax expense of $1.9 million for the three months ended September 30, 2020, or 18.8%, on income before income tax of $9.9 million, compared to income tax expense of $1.4 million, or 11.7%, on income before income tax of $11.6 million for the three months ended September 30, 2019. The three months ended September 30, 2020 include $4.2 million of discrete tax charges primarily related to settlement of tax examinations and changes in uncertain tax positions partially offset by a discrete tax benefit of $2.2 million, primarily due to return to provision adjustments. Discrete tax items in the three months ended September 30, 2019 were not material.

The Company recorded income tax expense of $1.3 million for the nine months ended September 30, 2020, or 6.1%, on income before income tax of $21.6 million, compared to income tax expense of $5.5 million, or 14.1%, on income before income tax of $38.7 million for the nine months ended September 30, 2019. The nine months ended September 30, 2020 include $4.2 million of discrete tax charges primarily related to settlement of tax examinations and changes in uncertain tax positions partially offset by a benefit of $1.8 million, primarily due to return to provision adjustments. Discrete tax items in the nine months ended September 30, 2019 were not material.

The return to provision adjustments recognized in 2020 include the utilization of the net operating loss carry back provisions allowed under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") enacted in response to the COVID-19 pandemic. The CARES Act contains numerous income tax provisions, including among other items, temporary changes regarding the utilization of net operating losses. The CARES Act allows net operating tax losses incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes.

The Company’s estimated annual effective income tax rate, excluding discrete items, was (5.2%) and 14.0% for the nine months ended September 30, 2020 and 2019, respectively. The estimated annual effective income tax rate differs from the U.S. federal statutory rate due to the benefit from percentage depletion and in 2020 includes the benefit of utilizing the forecasted current year net operating tax loss that would otherwise be deductible at the current 21% statutory rate to offset taxable income in years that were taxed at a 35% rate. The Company expects to generate a net operating tax loss in 2020 primarily due to the realization of certain deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES OF NACCO

Cash Flows

The following tables detail NACCO's changes in cash flow for the nine months ended September 30:

	2020	2019	Change
Operating activities:
Net cash provided by operating activities	$2,760	$47,264	$(44,504)

Investing activities:
Expenditures for property, plant and equipment	(19,802)	(13,264)	(6,538)
Other	(1,378)	4,455	(5,833)
Net cash used for investing activities	(21,180)	(8,809)	(12,371)
Cash flow before financing activities	$(18,420)	$38,455	$(56,875)

The $44.5 million decrease in net cash provided by operating activities was primarily due to working capital changes, including:

•Increased payments made under deferred compensation and long-term incentive compensation plans during the first nine months of 2020 compared with the first nine months of 2019.
•An increase in Refundable income taxes related to the carry back of net operating tax loss claims under the CARES Act during the first nine months of 2020.
•A smaller decrease in Accounts receivables during the first nine months of 2020 compared to the decrease during the first nine months of 2019. The large decrease in the first nine months of 2019 was primarily due to the timing of sales at MLMC.
•An increase in Other current assets due to the recognition of a $2.3 million note receivable in settlement of DRCP's outstanding receivable balance associated with the closure of Camino Real's Eagle Pass Mine during 2020 and a change in prepaid expenses.

The change in net cash used for investing activities was primarily attributable to an increase in expenditures for property, plant and equipment at the NAMining and Coal Mining segments.

	2020	2019	Change
Financing activities:
Net reductions to long-term debt and revolving credit agreement	$(1,858)	$(3,433)	$1,575
Cash dividends paid	(4,045)	(3,808)	(237)
Purchase of treasury shares	(1,002)	(1,410)	408
Net cash used for financing activities	$(6,905)	$(8,651)	$1,746

The change in net cash used for financing activities was primarily due to fewer repayments during the first nine months of 2020 compared with the first nine months of 2019.

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

NACoal has an unsecured revolving line of credit of up to $150.0 million (the “NACoal Facility”) that expires in August 2022. Borrowings outstanding under the NACoal Facility were $9 million at September 30, 2020. At September 30, 2020, the excess availability under the NACoal Facility was $138.0 million, which reflects a reduction for outstanding letters of credit of $3.0 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon NACoal achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective September 30, 2020, for base rate and LIBOR loans were 1.00% and 2.00%, respectively. The NACoal Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.35% on the unused commitment at September 30, 2020. The weighted average interest rate applicable to the NACoal Facility at September 30, 2020 was 2.11% including the floating rate margin.

The NACoal Facility contains restrictive covenants, which require, among other things, NACoal to maintain a maximum debt to EBITDA ratio of 3.00 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The NACoal Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 2.00 to 1.00, or if greater than 2.00 to 1.00, a Fixed Charge Coverage Ratio of 1.10 to 1.00, in conjunction with maintaining unused availability thresholds of borrowing capacity, as defined in the NACoal Facility, of $15.0 million. At September 30, 2020, NACoal was in compliance with all financial covenants in the NACoal Facility.

Capital Expenditures

Expenditures for property, plant and equipment and mineral interests were $19.8 million during the first nine months of 2020. Planned expenditures for the remainder of 2020 are expected to be approximately $30 million, primarily consisting of $12 million in the Coal Mining segment, $3 million in the NAMining segment and $15 million in the Minerals Management segment.

In the Coal Mining segment, elevated levels of expected capital expenditures through 2021 are primarily related to spending at MLMC as it develops a new mine area. In the NAMining segment, capital expenditures in 2020 are primarily for the acquisition, relocation and refurbishment of draglines. In the Minerals Management segment, expenditures in 2020 are primarily for the acquisition of mineral interests.

Planned expenditures for 2021 are expected to be approximately $41 million, primarily consisting of $24 million in the Coal Mining segment, $7 million in the NAMining segment and $10 million in the Minerals Management segment.

Capital expenditures are expected to be funded from internally generated funds and/or bank borrowings.

Capital Structure

NACCO's consolidated capital structure is presented below:

	SEPTEMBER 30 2020	DECEMBER 31 2019	Change
Cash and cash equivalents	$97,567	$122,892	$(25,325)
Other net tangible assets	217,354	174,465	42,889
Intangible assets, net	35,599	37,902	(2,303)
Net assets	350,520	335,259	15,261
Total debt	(23,142)	(24,943)	1,801
Bellaire closed mine obligations	(20,889)	(20,924)	35
Total equity	$306,489	$289,392	$17,097
Debt to total capitalization	7%	8%	(1)%

The increase in other net tangible assets was primarily due to increases in Property, plant and equipment as well as payments made for deferred compensation and accrued incentive compensation at September 30, 2020 compared with December 31, 2019.

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

SEGMENT RESULTS

COAL MINING SEGMENT

FINANCIAL REVIEW

Tons of coal delivered by the Coal Mining segment were as follows for the three and nine months ended September 30 (in millions):

	THREE MONTHS		NINE MONTHS
	2020	2019	2020	2019
Unconsolidated operations	7.6	8.7	21.2	24.2
Consolidated operations	0.7	0.7	2.3	2.2
Total tons delivered	8.3	9.4	23.5	26.4

The results of operations for the Coal Mining segment were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2020	2019	2020	2019
Revenues	$20,395	$18,799	$62,896	$58,119
Cost of sales	16,379	16,383	57,514	53,561
Gross profit	4,016	2,416	5,382	4,558
Earnings of unconsolidated operations(a)	14,277	16,211	42,104	45,521
Selling, general and administrative expenses	6,385	7,502	19,326	20,187
Amortization of intangible assets	734	715	2,303	2,243
Gain on sale of assets	—	(82)	—	(112)
Operating profit	$11,174	$10,492	$25,857	$27,761

(a) See Note 7 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.

Third Quarter of 2020 Compared with Third Quarter of 2019

Revenues increased 8.5% in the third quarter of 2020 compared with the third quarter of 2019 primarily due to an increase in reimbursable costs at MLMC. The sales price at MLMC is index-based and includes adjustments for coal quality and reimbursable costs.

The following table identifies the components of change in operating profit for the third quarter of 2020 compared with the third quarter of 2019:

Operating Profit
2019	$10,492
Increase (decrease) from:
Gross profit	1,600
Selling, general and administrative expenses	1,117
Earnings of unconsolidated operations	(1,934)
Net gain on sale of assets	(82)
Amortization of intangibles	(19)
2020	$11,174

Operating profit increased $0.7 million in the third quarter of 2020 compared with the third quarter of 2019 primarily due to an increase in gross profit and a decrease in selling, general and administrative expenses, partially offset by a decrease in earnings of unconsolidated operations. The improvement in gross profit was mainly due to an increase in the profit per ton delivered at MLMC. The decrease in selling, general and administrative expenses was primarily attributable to lower employee-related expenses. The decrease in earnings of unconsolidated operations was mainly due to a reduction in tons delivered due to decreases in customer demand and the termination of the Camino Real contract mining agreement effective July 1, 2020. Camino Real delivered 0.3 million tons in the first six months of 2020 and 1.6 million tons in full-year 2019.

First Nine Months of 2020 Compared with First Nine Months of 2019

Revenues increased 8.2% in the first nine months of 2020 compared with the first nine months of 2019 due to an increase in reimbursable costs and tons delivered at MLMC. The sales price at MLMC is index-based and includes adjustments for coal quality and reimbursable costs.

The following table identifies the components of change in operating profit for the first nine months of 2020 compared with the first nine months of 2019:

Operating Profit
2019	$27,761
Increase (decrease) from:
Earnings of unconsolidated operations	(3,417)
Net gain on sale of assets	(112)
Amortization of intangibles	(60)
Selling, general and administrative expenses	861
Gross profit	824
2020	$25,857

Operating profit decreased $1.9 million in the first nine months of 2020 compared with the first nine months of 2019 primarily due to a decrease in earnings of unconsolidated operations, partially offset by a decrease in selling, general and administrative expenses and an increase in gross profit.

The decrease in earnings of unconsolidated operations was mainly due to a reduction in tons delivered, primarily at Sabine, Camino Real, Coteau and Bisti, partially offset by an increase in tons delivered at Coyote Creek. The power plants served by Sabine and Coteau were dispatched at lower rates during the first nine months of 2020 compared with the first nine months of 2019. The reduction in tons delivered at Camino Real was due to a decrease in customer demand in the first six months of 2020 and the termination of the Camino Real contract mining agreement effective July 1, 2020. The reduction in coal tons delivered at Bisti was due to an extended plant outage during the first nine months of 2020.

The decrease in selling, general and administrative expenses was primarily attributable to lower employee-related expenses partially offset by higher outside service fees. The improvement in gross profit was primarily due to an increase in the profit per ton delivered at MLMC.

NORTH AMERICAN MINING ("NAMining") SEGMENT

FINANCIAL REVIEW
Tons of limestone delivered by the NAMining segment were as follows for the three and nine months ended September 30 (in millions):

	THREE MONTHS		NINE MONTHS
	2020	2019	2020	2019
Unconsolidated operations	2.4	1.7	6.8	6.1
Consolidated operations	9.2	8.5	28.1	27.6
Total tons delivered	11.6	10.2	34.9	33.7

The results of operations for the NAMining segment were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2020	2019	2020	2019
Revenues	$9,443	$8,993	$33,115	$30,496
Cost of sales	8,808	9,407	30,797	29,880
Gross profit (loss)	635	(414)	2,318	616
Earnings of unconsolidated operations(a)	868	1,227	2,822	2,330
Selling, general and administrative expenses	1,259	1,183	3,868	3,708
Gain on sale of assets	—	(12)	(247)	(19)
Operating profit (loss)	$244	$(358)	$1,519	$(743)

(a) See Note 7 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.
Third Quarter of 2020 Compared with Third Quarter of 2019

Revenues increased 5.0% in the third quarter of 2020 compared with the third quarter of 2019 primarily due to an increase in tons delivered and work related to the Thacker Pass lithium project.

The following table identifies the components of change in operating profit (loss) for the third quarter of 2020 compared with the third quarter of 2019:

Operating Profit (Loss)
2019	$(358)
Increase (decrease) from:
Gross profit	1,049
Earnings of unconsolidated operations	(359)
Selling, general and administrative expenses	(76)
Net gain on sale of assets	(12)
2020	$244

Operating profit increased $0.6 million in the third quarter of 2020 compared with the third quarter of 2019 primarily due to an increase in gross profit partially offset by a decrease in earnings of unconsolidated operations. Both variances are due to changes in the mix of customer requirements.

First Nine Months of 2020 Compared with First Nine Months of 2019

Revenues increased 8.6% in the first nine months of 2020 compared with the first nine months of 2019 primarily due to favorable changes in the mix of customer requirements and work related to the Thacker Pass lithium project.

The following table identifies the components of change in operating profit (loss) for the first nine months of 2020 compared with the first nine months of 2019:

Operating Profit (Loss)
2019	$(743)
Increase (decrease) from:
Gross profit	1,702
Earnings of unconsolidated operations	492
Net gain on sale of assets	228
Selling, general and administrative expenses	(160)
2020	$1,519

Operating profit increased $2.3 million in the first nine months of 2020 compared with the first nine months of 2019 primarily due to increases in gross profit and earnings of unconsolidated operations from favorable changes in the mix of customer requirements.
MINERALS MANAGEMENT SEGMENT
FINANCIAL REVIEW

The results of operations for the Minerals Management segment were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2020	2019	2020	2019
Revenues	$2,722	$5,022	$9,950	$25,950
Cost of sales	537	814	1,793	2,902
Gross profit	2,185	4,208	8,157	23,048
Selling, general and administrative expenses	512	308	1,707	690
Operating profit	$1,673	$3,900	$6,450	$22,358

Revenues and operating profit decreased in the three and nine months ended September 30, 2020 compared with the 2019 periods. The first nine months of 2019 included significant royalty income generated by a large number of new gas wells put into commission during 2018 and early 2019. These wells are operated by third parties to extract natural gas from the Company's Ohio Utica shale mineral reserves. Since new wells have high initial production rates and follow a natural decline before settling into relatively stable, long-term production, royalty income in 2020 decreased substantially from 2019 levels. Lower commodity prices in 2020 compared with 2019 also contributed to the reduction in revenues and operating profit. The increase in selling, general and administrative expenses is due to a $0.5 million charge in the first nine months of 2020 to write-off certain leasehold interests.

UNALLOCATED ITEMS AND ELIMINATIONS

FINANCIAL REVIEW

Unallocated Items and Eliminations were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2020	2019	2020	2019
Operating loss	$(3,693)	$(5,371)	$(12,366)	(15,179)

Operating loss decreased in the three and nine months ended September 30, 2020 compared with the 2019 periods primarily due to lower employee-related expenses.

NACCO Industries, Inc. Outlook

Coal Mining Outlook - 2020
Coal deliveries for the fourth quarter of 2020 are expected to be comparable to the fourth quarter of 2019. Despite comparable deliveries, fourth-quarter 2020 operating profit is expected to decrease compared with the 2019 fourth quarter. The decrease in operating profit is mainly due to an anticipated reduction in results at MLMC and a reduction in earnings at the unconsolidated mining operations.

Results at MLMC are expected to decline significantly from the fourth quarter of 2019 primarily due to an increase in the cost per ton delivered.

Overall, full-year 2020 coal deliveries and operating profit are expected to be lower than 2019, mainly as a result of a decrease in earnings at the unconsolidated mining operations due to reduced customer requirements and the termination of the Camino Real contract mining agreement. As mentioned above, the contract between Camino Real and its customer, DRCP was unexpectedly terminated effective July 1, 2020 and the mine was closed.

During the third quarter of 2020, Sabine’s customer, American Electric Power, reduced its annual lignite coal requirements to be between 1.4 million and 1.7 million tons compared with 2.6 million tons delivered in 2019. The customer reduced its expected future requirements because the plant served by the Sabine Mine was dispatched at a much lower rate in 2020 than in 2019, and that trend is expected to continue.

On September 30, 2020, the Company's Caddo Creek's customer entered into an agreement for the sale of their activated carbon manufacturing business, including its Marshall Mine operated by Caddo Creek, to a subsidiary of AES. AES announced its intent to close the mine, which delivered 0.2 million tons in 2019. Caddo Creek has entered into a contract to perform the required mine reclamation.

Changes in customer power plant dispatch, including changes due to historically low natural gas prices and the continued increase in renewable generation, particularly wind, could reduce customer demand below anticipated levels, which could further unfavorably affect the Company’s fourth quarter and full-year 2020 results, as well as its 2021 outlook.

Coal Mining Outlook - 2021
In 2021, the Company expects coal deliveries to be comparable to 2020 based on current expectations of customer requirements.

Coal Mining operating profit in 2021 is expected to decrease compared with 2020, mainly in the first half of the year. This decrease is primarily the result of an expected increase in operating expenses and an anticipated reduction in earnings at the unconsolidated Coal Mining operations primarily due to a contractually agreed reduction in fee-based earnings at the Liberty Mine as the scope of final mine reclamation activities is reduced.

Results at the consolidated mining operations are expected to be comparable between years, as a decrease in earnings at MLMC is expected to be offset by a lower operating loss at Centennial. At MLMC, results are expected to be lower due to an increase in the cost per ton of coal delivered in 2021 compared with 2020. In general, cost per ton delivered is lowest when the power plant requires a consistently high level of coal deliveries, primarily because costs are spread over more tons.

On May 7, 2020, GRE, Falkirk Mine's customer and the Company's second largest customer, announced its intent to retire the Coal Creek Station power plant in the second half of 2022 and modify the Spiritwood Station power plant to be fueled by natural gas. GRE is willing to consider opportunities to sell Coal Creek Station, and NACCO is actively engaged in the exploration of options that could, if successful, allow for transfer of ownership of the power plant to one or more third parties, which would preserve jobs at both Coal Creek Station and the Falkirk Mine.

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

Capital expenditures are expected to be approximately $12 million in the fourth quarter of 2020 and approximately $20 million for the 2020 full year, and approximately $24 million in 2021. The Company expects high levels of capital expenditures in the remainder of 2020 and in 2021 primarily related to MLMC's development of a new mine area. These capital expenditures will result in an increase in depreciation that will unfavorably affect operating profit in future periods.

NAMining Outlook
In the fourth quarter of 2020, NAMining expects limestone deliveries to increase moderately over the fourth quarter of 2019, resulting in an overall modest increase in tons delivered for the 2020 full year compared with full-year 2019.

NAMining expects operating profit in the fourth quarter of 2020 to improve substantially over the fourth quarter of 2019, but less significantly than in the previous three quarters of 2020. Operating profit is expected to benefit from favorable changes in the mix of customer requirements. Full-year 2020 operating profit is expected to increase significantly over 2019. In 2021, NAMining expects full year operating profit to be comparable to 2020 with its existing customer contracts. NAMining is pursuing a number of growth initiatives that if successful would be accretive to future earnings.

Capital expenditures are expected to be approximately $3 million in the fourth quarter of 2020 and approximately $13 million and $7 million for the 2020 full year and 2021, respectively, primarily for the acquisition, relocation and refurbishment of draglines.

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

Minerals Management Outlook
The Minerals Management segment derives income from royalty-based leases under which lessees make payments to the Company based on their sale of natural gas and, to a lesser extent, oil, natural gas liquids and coal, extracted primarily by third parties. The 2019 results included a substantial increase in royalty income, primarily in the first nine months of 2019, generated by a large number of new gas wells put into commission during 2018 and early 2019. Given expected lower natural gas prices, fewer expected new wells, lower commodity prices and the natural production decline that occurs early in the life of a well, fourth quarter and full-year 2020 royalty income is expected to be substantially lower than 2019 levels. Given these factors, royalty income from existing assets is also expected to be down substantially in 2021 from 2020. A sustained decline in natural gas prices could unfavorably affect the Company’s outlook.

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
Minerals Management is targeting investments in mineral and royalty interests of approximately $15 million in the fourth quarter of 2020 and $10 million in 2021, although the timing of the fourth quarter investments could slip into 2021. These investments are expected to be accretive to earnings, but each investment's contribution to earnings is dependent on the timing, size and stage of mineral development. The Company's strategy is to selectively acquire oil and gas mineral and royalty interests with a balance of near-term cash flow yields and long-term growth potential, in oil-rich basins offering diversification from the Company's legacy mineral interest in predominantly natural gas-rich basins.

Consolidated Outlook
Overall, NACCO expects a modest increase in consolidated operating profit in the fourth quarter of 2020 over 2019, which included a $2.0 million unfavorable mine reclamation adjustment in the Coal Mining segment. Excluding this adjustment, fourth-quarter 2020 consolidated operating profit and net income are expected to decrease significantly from the prior year, primarily as a result of anticipated lower results in the Coal Mining segment and an increase in income tax expense, partially offset by lower unallocated employee-related costs.

The Company expects a significant decrease in full-year 2020 consolidated operating profit and net income compared with 2019, primarily due to the substantial decrease in operating profit at Minerals Management in the first nine months of 2020 and the anticipated reduction in full-year earnings at the Coal Mining segment. In addition, the Company received a final settlement associated with a prior India venture in 2020 that was less than the initial award received in 2019. These items are expected to be partially offset by an improvement in earnings at the NAMining segment and an anticipated lower effective income tax rate in 2020 compared with 2019. For the full year, NACCO anticipates that its 2020 effective income tax rate will be in the range of 5% to 7% based on the current forecasted mix of earnings.

Consolidated capital expenditures are expected to be approximately $30 million in the fourth quarter of 2020 and approximately $50 million for the full year. As a result of the increase in capital expenditures and payments made in the first half of the year related to deferred compensation and other payroll liabilities, consolidated cash flow before financing activities is expected to be a significant use of cash in the 2020 full year.

In 2021, NACCO expects consolidated net income to decrease significantly from 2020. An anticipated reduction in earnings in the Minerals Management segment and lower earnings in the Coal Mining segment are expected to be partially offset by lower income tax expense as the Company expects the full-year 2021 effective income tax rate to be between negative 5% and negative 7%.

In light of ongoing regulatory, economic and public opinion challenges facing the coal-fired power generation industry, the Company commenced a voluntary retirement program for certain corporate employees in the fourth quarter. The program is expected to be substantially completed by December 31, 2020 and reduce general and administrative expenses in 2021 and future years. The amount of savings, and related one-time separation costs, will depend on the level of participation in the program.

Cash flow before financing activities is expected to improve and be a solid generation of cash in 2021, as compared with a significant use of cash in 2020, but not to the level realized in 2019. Consolidated capital expenditures are expected to be approximately $41 million in 2021, primarily consisting of $24 million in the Coal Mining segment, $10 million in the Minerals Management segment and $7 million in the NAMining segment.

Significant uncertainties exist regarding the COVID-19 pandemic, including the extent of economic disruption it may cause in the future. The extent to which COVID-19 impacts the Company going forward will depend on numerous factors and future developments that remain uncertain. While the Company's mining operations to date have not been directly affected by the pandemic, future developments, which are highly uncertain and unpredictable, could significantly and rapidly cause a deterioration in the Company’s results, supply chain channels and customer demand. The extent to which COVID-19 may adversely impact the Company depends on many factors, including but not limited to the extent of new outbreaks, the extent to which additional shutdowns may be imposed, the nature of the government public health guidelines and the public's adherence to those guidelines, the success of businesses reopening fully, and the timing for proven treatments and vaccines for COVID-19. NACCO continues to maintain procedures to limit the exposure of employees to COVID-19. Even after the COVID-19 pandemic has subsided, the Company may experience material adverse effects due to a resulting decline in economic activity. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets and may adversely impact NACCO's stock price.

One of the Company’s core strategies is to pursue activities which can strengthen the resiliency of its existing coal mining operations. The Company works to drive down coal production costs and maximize efficiencies and operating capacity at mine locations to help customers with management fee contracts be more competitive. These activities benefit both customers and the Company's Coal Mining segment, as fuel cost is a significant driver for power plant dispatch. Increased power plant dispatch results in increased demand for coal by the Coal Mining segment's customers.

The Company continues to evaluate opportunities to expand its coal mining business, however opportunities are likely to be very limited. Low natural gas prices and growth in renewable energy sources, such as wind and solar, are likely to continue to unfavorably affect the amount of electricity dispatched from coal-fired power plants. The political and regulatory environment is not receptive to development of new coal-fired power generation projects which would create opportunities to build and operate new coal mines. However, the Company does continue to seek out and pursue opportunities where it can apply its management fee business model to assume operation of existing surface coal mining operations in the United States. Outright acquisitions of existing coal mines or mining companies with exposure to fluctuating coal commodity markets, or structures that would create significant leverage, are outside the Company’s area of focus.

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

The Company’s efforts to grow and diversify the Minerals Management segment includes acquiring additional mineral interests or similar investments in the energy industry. During the second quarter of 2020, the Company’s subsidiary, Catapult Mineral Partners, invested $2.0 million to acquire shares of a public company with a diversified portfolio of royalty producing mineral interests as part of this growth and diversification strategy. The recent dramatic downturn in petroleum prices provided an opportunity to make this investment at an attractive market multiple for a company with a conservative financial position, strong earnings potential and attractive historical dividend yield.

Mitigation Resources of North America® was formed to create and sell stream and wetland mitigation credits and provide services to those engaged in permittee-responsible mitigation. This business has achieved several early successes and is positioned for additional growth.

The Company is leveraging its core mining and natural resources management skills to develop a strong and diverse portfolio of service-based businesses operating in the mining and natural resources industries. The Company is also committed to maintaining a conservative capital structure while it grows and diversifies without unnecessary risk. Ultimately, diversified strategic growth is the key to increasing free cash flow available to continue to re-invest in and expand the businesses. The Company also continues to maintain the highest levels of customer service and operational excellence, with an unwavering focus on safety and environmental stewardship.

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) changes to or termination of a long-term mining contract, or a customer default under a contract, including any actions taken related to GRE's Coal Creek Station power plant, (2) the duration and severity of the COVID-19 pandemic, any preventive or protective actions taken by governmental authorities, the effectiveness of actions taken globally to contain or mitigate its effects and any unfavorable effects of the COVID-19 pandemic on the Company's suppliers' ability to provide products or replacement parts if the virus continues to spread or quarantines are reinstated, as well as other disruptions from natural or human causes, including severe weather, accidents, fires, earthquakes, terrorist acts, any of which could result in suspension of operations or harm to people or the environment, (3) changes in coal consumption patterns of U.S. electric power generators or the power industry that would affect demand for the Company's mineral reserves, (4) changes in tax laws or regulatory requirements, including changes in mining or power plant emission regulations and health, safety or environmental legislation, (5) changes in costs related to geological and geotechnical conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (6) regulatory actions, changes in mining permit requirements or delays in obtaining mining permits that could affect deliveries to customers, (7) weather conditions, extended power plant outages, liquidity events or other events that would change the level of customers' coal or aggregates requirements, (8) weather or equipment problems that could affect deliveries to customers, (9) failure or delays by the Company's lessees in achieving expected production of natural gas and other hydrocarbons; the availability and cost of transportation and processing services in the areas where the Company's oil and gas reserves are located; federal and state legislative and regulatory initiatives relating to hydraulic fracturing; and the ability of lessees to obtain capital or financing needed for well development operations, (10) changes in the costs to reclaim mining areas, (11) costs to pursue and develop new mining and value-added service opportunities, (12) delays or reductions in coal or aggregates deliveries, (13) changes in the prices of hydrocarbons, particularly diesel fuel, natural gas and oil, (14) the ability to successfully evaluate investments and achieve intended financial results in new business and growth initiatives, (15) the effects of receiving low sustainability scores which could result in the exclusion of the Company's securities from consideration by certain investment funds, and (16) failure to obtain adequate insurance coverages.

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
Changes in internal control over financial reporting: During the third quarter of 2020, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
    None.

Item 1A    Risk Factors
During the quarter ended September 30, 2020, there have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, except as follows:

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

The Company has continued to operate as an essential business because it supports critical infrastructure industries, as defined by the U.S. Department of Homeland Security. Although the Company has continued to operate facilities consistent with federal guidelines and state and local orders, the ongoing COVID-19 pandemic and the preventive or protective actions taken by governmental authorities may have a material adverse effect on the Company’s operations, work force, supply chain or customers, including business shutdowns or disruptions. The extent to which COVID-19 may adversely impact the Company's businesses depends on future developments, which are highly uncertain and unpredictable, including the extent of new outbreaks, the extent to which additional actions to mitigate the COVID-19 pandemic may be needed, the nature of government public health guidelines and the public's adherence to those guidelines, and the timing for proven treatments and vaccines for COVID-19. Any resulting financial impact cannot reasonably be estimated at this time, but could have a material adverse effect on the Company’s financial condition, cash flows and results of operations.

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

Substantially all of the Coal Mining segment's profits are derived from long-term mining contracts. Although the Company has long-term contracts, numerous political and regulatory authorities, along with well-funded environmental activist groups, are devoting substantial resources to anti-coal activities to minimize or eliminate the use of coal as a source of electricity generation or other combustive uses. As a result of such activities, the Coal Mining segment's customers could prematurely retire certain coal-fired generating units or other facilities that combust coal. Any customers' premature facility closure could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

State implementation of the EPA’s Regional Haze Rule (“RHR”) could require Coyote Creek’s customers to incur significant new costs at the Coyote Station power plant, which could, dependent on determinations by state regulatory commissions on approval to recover such costs from Coyote Creek’s customer’s customers, negatively impact Coyote Creek’s customers’ net income, financial position and cash flows. The Company understands that the North Dakota Department of Environmental Quality (“NDDEQ”) could require sources subject to RHR Round 2 reasonable progress determinations, including Coyote Station, to undertake emissions control measures. If NDDEQ requires significant emissions controls at Coyote Station by December 31, 2028, it may not be economically feasible for Coyote Creek's customers to invest in such equipment and an early retirement of Coyote Station and the Coyote Creek mine could be necessary. NDDEQ’s state implementation plan is due to be submitted to the EPA by July 2021. Preliminary modeling favors minimal additional emissions control measures for all North Dakota sources. The Company expects the NDDEQ to further evaluate additional preliminary control scenarios for regional visibility modeling in the second half of 2020 and prepare a draft state implementation plan available for public comment the first half of 2021.

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
Choctaw Generation Limited Partnership ("CGLP") leases the Red Hills Power Plant from a Southern Company subsidiary pursuant to a leveraged lease arrangement. The ability of the lessee to make required payments to the Southern Company subsidiary is dependent on the operational performance of the Red Hills Power Plant. Southern Company recently publicly disclosed that while all CGLP lease payments have been paid in full through June 30, 2020, operational and other risks have resulted in cash liquidity challenges at the Red Hills Power Plant, and based on current forecasts of energy prices in the years following the expiration of the PPA in 2032, concerns exist regarding the lessee's ability to make the remaining semi-annual lease payments through the end of the lease term in 2047. During the fourth quarter of 2019, Southern Company concluded that it was no longer probable that all of the payments would be received over the term of the lease and therefore recognized an impairment charge to reduce the value of the lease investment. During the second quarter of 2020, Southern Company revised the estimated cash flows to be received under the leveraged lease which resulted in a full impairment of the lease investment. If any future lease payment is not paid in full, the Southern Company subsidiary may be unable to make its corresponding payment to the holders of the underlying non-recourse debt related to the Red Hills Power Plant. Failure to make the required payment to the debtholders could represent an event of default that would give the debtholders the right to foreclose on, and take ownership of, the Red Hills Power Plant from the Southern Company subsidiary. A foreclosure of the Red Hills Power Plant could have a material adverse effect on MLMC's financial condition, results of operations and cash flows.
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

The outcome of the 2020 U.S. presidential election could result in a shift in the regulatory environment that is impossible to predict at this time. Changes in federal and state mandates that would include an acceleration in the use of electricity derived from renewable energy sources could result in a decrease in coal consumption by the electric power generation industry and the Company’s customers.

A decrease in coal consumption by the electric power generation industry and the Company’s customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

Insurance coverage is increasingly expensive, contains more stringent terms and may be difficult to obtain in the future. A number of global insurance companies have taken action to limit coverage for companies in the coal mining industry, which could result in significant increases in costs of insurance or in the Company’s ability to maintain insurance coverage at current levels.

The Company holds a number of insurance policies, including director and officers’ liability and property and casualty                  insurance coverages. Because the Company is involved in the coal mining industry, costs of insurance may increase substantially or insurance carriers may decide not to insure the Company in the future. In addition, if the Company makes significant insurance claims, its ability to obtain future insurance coverage at commercially reasonable rates could be materially adversely affected. An inability to obtain insurance coverage, significant increases in the premiums or deductibles of insurance the Company obtains, or losses in excess of its liability insurance coverage limits, which may go down in the future, could have a material adverse effect on the Company's operating results and financial condition.

Increasing scrutiny and changing expectations with respect to the Company’s environmental, social and governance practices may impose additional costs on the Company or expose the Company to new or additional risks.

Companies across all industries are facing increasing scrutiny from stakeholders related to their environmental, social     and governance (“ESG”) practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices. Regardless of the industry, investors’ and others increased focus and activism related to ESG and similar matters may hinder access to capital, insurance and other financial products as third parties may decide to reallocate capital or to not commit capital or risk management products as a result of their assessment of a company’s ESG practices. Companies which do not adapt to or comply with investor or stakeholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or stock price of such a company could be materially and adversely affected.

The Company could face pressures from investors, who are increasingly focused on climate change, to prioritize     sustainable energy practices, reduce the Company’s carbon footprint and promote sustainability. Investors may request the Company implement ESG procedures or standards as a condition to maintain their investment or to make further investments. Additionally, the Company may face reputational challenges in the event its ESG practices are inconsistent with the third party views of acceptable ESG practices.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities (1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
Month #1 (July 1 to 31, 2020)	—	$—	—	$22,659,516
Month #2 (August 1 to 31, 2020)	—	$—	—	$22,659,516
Month #3 (September 1 to 30, 2020)	—	$—	—	$22,659,516
Total	—	$—	—	$22,659,516

(1)    In November 2019, the Company established a stock repurchase program allowing for the purchase of up to $25.0 million of the Company's Class A Common Stock outstanding through December 31, 2021. See Note 5 to the Unaudited Condensed Consolidated Financial Statements for further discussion of the Company's stock repurchase program.

Item 3    Defaults Upon Senior Securities
    None.

Item 4    Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 filed with this Quarterly Report on Form 10-Q for the period ended September 30, 2020.

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

NACCO Industries, Inc. (Registrant)
Date:	November 2, 2020	/s/ Elizabeth I. Loveman
Elizabeth I. Loveman
Vice President and Controller (principal financial and accounting officer)