Form 10-Q
period 2021-03-31
NACCO INDUSTRIES INC
filed 2021-05-05
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☑
Number of shares of Class A Common Stock outstanding at April 30, 2021: 5,583,099
Number of shares of Class B Common Stock outstanding at April 30, 2021: 1,566,643

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31 2021	DECEMBER 31 2020
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$79,132	$88,450
Trade accounts receivable, net	22,301	18,894
Accounts receivable from affiliates	7,513	4,764
Inventories	45,102	47,551
Refundable federal income taxes	14,518	17,615
Prepaid insurance	11,903	2,564
Other current assets	12,312	8,308
Total current assets	192,781	188,146
Property, plant and equipment, net	169,135	172,417
Intangibles, net	34,348	35,330
Investments in unconsolidated subsidiaries	29,763	28,978
Operating lease right-of-use assets	9,959	10,324
Other non-current assets	43,243	40,984
Total assets	$479,229	$476,179
LIABILITIES AND EQUITY
Accounts payable	$7,797	$5,522
Accounts payable to affiliates	440	125
Revolving credit agreements	18,000	20,000
Current maturities of long-term debt	2,068	2,112
Asset retirement obligations	1,844	1,844
Accrued payroll	7,309	14,430
Other current liabilities	8,461	8,224
Total current liabilities	45,919	52,257
Long-term debt	24,292	24,353
Operating lease liabilities	10,842	11,196
Asset retirement obligations	40,506	39,888
Pension and other postretirement obligations	8,315	8,838
Deferred income taxes	17,973	17,550
Liability for uncertain tax positions	9,413	9,413
Other long-term liabilities	12,600	12,060
Total liabilities	169,860	175,555
Stockholders' equity
Common stock:
Class A, par value $1 per share, 5,583,099 shares outstanding (December 31, 2020 - 5,489,615 shares outstanding)	5,583	5,490
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,566,643 shares outstanding (December 31, 2020 - 1,568,210 shares outstanding)	1,567	1,568
Capital in excess of par value	11,818	10,895
Retained earnings	301,857	294,270
Accumulated other comprehensive loss	(11,456)	(11,599)
Total stockholders' equity	309,369	300,624
Total liabilities and equity	$479,229	$476,179

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31
	2021	2020
	(In thousands, except per share data)
Revenues	$45,105	$37,644
Cost of sales	37,413	32,563
Gross profit	7,692	5,081
Earnings of unconsolidated operations	15,342	16,003
Operating expenses
Selling, general and administrative expenses	13,763	12,727
Amortization of intangible assets	982	777
Gain on sale of assets	(41)	—
	14,704	13,504
Operating profit	8,330	7,580
Other (income) expense
Interest expense	356	403
Interest income	(120)	(401)
Closed mine obligations	383	434
(Gain) loss on equity securities	(823)	1,196
Other, net	(130)	(148)
	(334)	1,484
Income before income tax benefit	8,664	6,096
Income tax benefit	(297)	(70)
Net income	$8,961	$6,166

Earnings per share:
Basic earnings per share	$1.26	$0.88
Diluted earnings per share	$1.25	$0.88

Basic weighted average shares outstanding	7,101	7,000
Diluted weighted average shares outstanding	7,142	7,040

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED
	MARCH 31
	2021	2020
	(In thousands)
Net income	$8,961	$6,166
Reclassification of pension and postretirement adjustments into earnings, net of $43 and $45 tax benefit in the three months ended March 31, 2021 and March 31, 2020, respectively.	143	155
Total other comprehensive income	143	155
Comprehensive income	$9,104	$6,321

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31
	2021	2020
	(In thousands)
Operating activities
Net cash used for operating activities	$(910)	$(31,122)

Investing activities
Expenditures for property, plant and equipment and acquisition of mineral interests	(4,876)	(5,358)
Proceeds from the sale of property, plant and equipment	44	—
Other	(15)	16
Net cash used for investing activities	(4,847)	(5,342)

Financing activities
Additions to long-term debt	170	6,232
Reductions of long-term debt	(357)	(593)
Net (reductions) additions to revolving credit agreements	(2,000)	4,000
Cash dividends paid	(1,374)	(1,339)
Purchase of treasury shares	—	(1,002)
Net cash (used for) provided by financing activities	(3,561)	7,298

Cash and cash equivalents
Total decrease for the period	(9,318)	(29,166)
Balance at the beginning of the period	88,450	122,892
Balance at the end of the period	$79,132	$93,726
See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2020	$5,397	$1,569	$8,911	$284,852	$(11,337)	$289,392
Stock-based compensation	88	—	377	—	—	465
Purchase of treasury shares	(32)	—	(970)	—	—	(1,002)
Net income	—	—	—	6,166	—	6,166
Cash dividends on Class A and Class B common stock: $0.1900 per share	—	—	—	(1,339)	—	(1,339)
Reclassification adjustment to net income, net of tax	—	—	—	—	155	155
Balance, March 31, 2020	$5,453	$1,569	$8,318	$289,679	$(11,182)	$293,837

Balance, January 1, 2021	$5,490	$1,568	$10,895	$294,270	$(11,599)	$300,624
Stock-based compensation	92	—	923	—	—	1,015
Conversion of Class B to Class A shares	1	(1)	—	—	—	—
Net income	—	—	—	8,961	—	8,961
Cash dividends on Class A and Class B common stock: $0.1925 per share	—	—	—	(1,374)	—	(1,374)
Reclassification adjustment to net income, net of tax	—	—	—	—	143	143
Balance, March 31, 2021	$5,583	$1,567	$11,818	$301,857	$(11,456)	$309,369

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
(In thousands, except as noted and per share amounts)

NOTE 1—Nature of Operations and Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of NACCO Industries, Inc.® (“NACCO” or the "Company"). NACCO, through a portfolio of mining and natural resources businesses, operates under three business segments: Coal Mining, North American Mining ("NAMining") and Minerals Management. The Coal Mining segment operates surface coal mines under long-term contracts with power generation companies and an activated carbon producer pursuant to a service-based business model. The NAMining segment provides value-added contract mining and other services for producers of aggregates, lithium and other minerals. The Minerals Management segment acquires and promotes the development of oil, gas and coal mineral interests, generating income primarily from royalty-based lease payments from third parties. In addition, the Company has a business providing stream and wetland mitigation solutions.

The Company also has unallocated items not directly attributable to a reportable segment. Intercompany accounts and transactions are eliminated in consolidation. See Note 8 to the Unaudited Condensed Consolidated Financial Statements for further discussion of segment reporting.

The Company’s operating segments are further described below:

Coal Mining Segment
During the three months ended March 31, 2021, the Company's operating coal mines were: Bisti Fuels Company, LLC (“Bisti”), The Coteau Properties Company (“Coteau”), Coyote Creek Mining Company, LLC (“Coyote Creek”), Demery Resources Company, LLC (“Demery”), The Falkirk Mining Company (“Falkirk”), Mississippi Lignite Mining Company (“MLMC”) and The Sabine Mining Company (“Sabine”). The Company operates these mines as the North American Coal Corporation® ("NACoal").

Bisti supplies the Four Corners Power Plant through its contract mining agreement with the Navajo Transitional Energy Company. On March 12, 2021, the Arizona Public Service Co., an owner and operator of the Four Corners Power Plant, announced plans to begin operating the plant seasonally starting in the fall of 2023, with one of the plant’s two remaining units operating year-round and the other operating only during June through October. Under seasonal operation of the power plant, future deliveries are expected to be in the range of 3.3 million to 3.5 million tons annually, beginning in 2024 through the end of the term of the contract mining agreement in 2031. Bisti delivered 4.2 million and 5.0 million tons in 2020 and 2019, respectively.

Sabine operates the Sabine Mine in Texas. All production from Sabine is delivered to Southwestern Electric Power Company's (“SWEPCO”) Henry W. Pirkey Plant (the “Pirkey Plant”). SWEPCO is an American Electric Power (“AEP”) company. During 2020, AEP announced it intends to retire the Pirkey Plant in 2023 in order to comply with the U.S. Environmental Protection Agency’s Coal Combustion Residuals rule. SWEPCO expects deliveries from Sabine to continue until the first quarter of 2023 at which time Sabine expects to begin final reclamation. Mine reclamation is the responsibility of SWEPCO.

Coteau operates the Freedom Mine in North Dakota. All coal production from the Freedom Mine is delivered to Basin Electric Power Cooperative (“Basin Electric”). Basin Electric utilizes the coal at the Great Plains Synfuels Plant (the “Synfuels Plant”), Antelope Valley Station and Leland Olds Station. The Synfuels Plant is a coal gasification plant that manufactures synthetic natural gas and produces fertilizers, solvents, phenol, carbon dioxide, and other chemical products for sale. During 2020, Basin Electric informed its employees and Coteau that it is considering changes that may result in modifications to its Synfuels Plant that could potentially reduce or eliminate coal requirements at the Synfuels Plant beginning in 2026. Basin Electric indicated that if it decides to proceed with any changes that could reduce or eliminate the use of coal, the feedstock change is not expected to occur before 2026. As a result, coal deliveries to the Synfuels Plant are expected to continue until at least 2026. Deliveries to Antelope Valley Station and Leland Olds Station are expected to continue through the end of the existing coal sales agreement, which can be extended through 2037 at the option of the Company.

During 2020, Great River Energy ("GRE"), Falkirk's customer and the Company's second largest customer, announced its intent to retire the Coal Creek Station power plant in the second half of 2022. Falkirk is the sole supplier of lignite coal to Coal Creek Station pursuant to a long-term contract, which specifies that GRE is responsible for all costs related to mine closure, including mine reclamation. GRE has announced that it is in exclusive negotiations with a third party to sell Coal Creek Station. If GRE's efforts to sell the power plant are successful, the Company expects to continue to operate the Falkirk Mine, however the terms of the existing mining contract could change.

At all operating coal mines other than MLMC, the Company is paid a management fee per ton of coal or heating unit (MMBtu) delivered. Each contract specifies the indices and mechanics by which fees change over time, generally in line with broad measures of U.S. inflation. The customers are responsible for funding all mine operating costs, including final mine reclamation, and directly or indirectly provide all of the capital required to build and operate the mine. This contract structure eliminates exposure to spot coal market price fluctuations while providing steady income and cash flow with minimal capital investment. Other than at Coyote Creek, debt financing provided by or supported by the customers is without recourse to NACCO and NACoal. See Note 6 for further discussion of Coyote Creek's guarantees.

All operating coal mines other than MLMC meet the definition of a variable interest entity (“VIE”). In each case, NACCO is not the primary beneficiary of the VIE as it does not exercise financial control; therefore, NACCO does not consolidate the results of these operations within its financial statements. Instead, these contracts are accounted for as equity method investments. The income before income taxes associated with these VIE's is reported as Earnings of unconsolidated operations on the Unaudited Condensed Consolidated Statements of Operations and the Company’s investment is reported on the line Investments in Unconsolidated Subsidiaries in the Unaudited Condensed Consolidated Balance Sheets. The mines that meet the definition of a VIE are referred to collectively as the “Unconsolidated Subsidiaries.” For tax purposes, the Unconsolidated Subsidiaries are included within the NACCO consolidated U.S. tax return; therefore, the income tax expense line on the Unaudited Condensed Consolidated Statements of Operations includes income taxes related to these entities. See Note 6 for further information on the Unconsolidated Subsidiaries.

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

Caddo Creek Resources Company, LLC (“Caddo Creek”) ceased all mining and delivery of lignite and commenced mine reclamation in the fourth quarter of 2020. The financial results of Caddo Creek are consolidated within NACCO's financial statements for the three months ended March 31, 2021. Prior to entering into reclamation, Caddo Creek met the definition of a VIE; therefore, the financial results of Caddo Creek are reported as Earnings of unconsolidated operations for the three months ended March 31, 2020. The reclamation at Caddo Creek is expected to be substantially complete in 2022.

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

NAMining utilizes both fixed price and management fee contract structures. Certain of the entities within the NAMining segment are VIEs and are accounted for under the equity method as Unconsolidated Subsidiaries. See Note 6 for further discussion.

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

The Company’s legacy royalty and mineral interests are located in Ohio (Utica and Marcellus shale natural gas), Louisiana (Haynesville shale and Cotton Valley formation natural gas), Texas (Cotton Valley and Austin Chalk formation natural gas), Mississippi (coal), Pennsylvania (coal, coalbed methane and Marcellus shale natural gas), Alabama (coal and coalbed methane and natural gas) and North Dakota (coal, oil and natural gas). The majority of the Company’s legacy reserves were acquired as part of its historical coal mining operations. Specialized employees in the Minerals Management segment also provide surface and mineral acquisition and lease maintenance services related to Company operations.

Basis of Presentation: These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at March 31, 2021, the results of its operations, comprehensive income, cash flows and changes in equity for the three months ended March 31, 2021 and 2020 have been included. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

The balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. GAAP for complete financial statements.

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
During 2020, Caddo Creek entered into a fixed-price contract to perform mine reclamation. The management service to perform mine reclamation is the performance obligation accounted for as a series. Performance momentarily creates an asset that the customer simultaneously receives and consumes; therefore, control is transferred to the customer over time. Revenue from this contract is recognized over time utilizing the cost-to-cost method to measure the extent of progress toward completion of the performance obligation. The Company believes the cost-to-cost method is the most appropriate method to measure progress and that the rate at which costs are incurred to fulfill the contract best depicts the transfer of control to the customer. The extent of progress towards completion is measured based on the ratio of costs incurred to date compared to total estimated costs at completion, and revenue is recorded proportionally based on an estimated profit margin.

At NAMining, the management service to oversee the operation of the equipment and delivery of aggregates or other minerals is the performance obligation accounted for as a series. Performance momentarily creates an asset that the customer simultaneously receives and consumes; therefore, control is transferred to the customer over time. Consistent with the conclusion that the customer simultaneously receives and consumes the benefits provided, an input-based measure of progress is appropriate. As each month of service is completed, revenue is recognized for the amount of actual costs incurred, plus the management fee and the general and administrative fee (as applicable). Fluctuations in revenue from period to period result from changes in customer demand primarily due to increases and decreases in activity levels on individual contracts and variances in reimbursable costs.

The Minerals Management segment enters into contracts which grant the right to explore, develop, produce and sell minerals controlled by the Company. These arrangements result in the transfer of mineral rights for a period of time; however, no rights to the actual land are granted other than access for purposes of exploration, development, production and sales. The mineral rights revert back to the Company at the expiration of the contract.

Under these contracts, granting exclusive right, title, and interest in and to minerals, if any, is the performance obligation. The performance obligation under these contracts represents a series of distinct goods or services whereby each day of access that is provided is distinct. The transaction price consists of a variable sales-based royalty and, in certain arrangements, a fixed component in the form of an up-front lease bonus payment. As the amount of consideration the Company will ultimately be entitled to is entirely susceptible to factors outside its control, the entire amount of variable consideration is constrained at contract inception. The Company believes that the pricing provisions of royalty contracts are customary in the industry. Up-

front lease bonus payments represent the fixed portion of the transaction price and are recognized over the primary term of the contract, which is generally five years.

Significant Judgments
The Company’s contracts with its customers contain different types of variable consideration including, but not limited to, management fees that adjust based on coal volumes or MMBtu delivered or limestone tons, however, the terms of these variable payments relate specifically to the Company's efforts to satisfy one or more, but not all of, the performance obligations (or to a specific outcome from satisfying the performance obligations), in the contract. Therefore, the Company allocates each variable payment (and subsequent changes to that payment) entirely to the specific performance obligation to which it relates. Management fees, as well as general and administrative fees, are also adjusted based on changes in specified indices (e.g., CPI) to compensate for general inflation changes. Index adjustments, if applicable, are effective prospectively.

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

Cost Reimbursement
Certain contracts include reimbursement from customers of actual costs incurred for the purchase of supplies, equipment and services in accordance with contractual terms. Such reimbursable revenue is variable and subject to uncertainty, as the amounts received and timing thereof is highly dependent on factors outside of the Company’s control. Accordingly, reimbursable revenue is fully constrained and not recognized until the uncertainty is resolved, which typically occurs when the related costs are incurred on behalf of a customer. The Company is generally considered a principal in such transactions and records the associated revenue at the gross amount billed to the customer with the related costs recorded as an expense within cost of sales.
Prior Period Performance Obligations
The Company records royalty income in the month production is delivered to the purchaser. As a non-operator, the Company has limited visibility into the timing of when new wells start producing and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded in "Accounts receivable" in the accompanying Unaudited Condensed Consolidated Balance Sheets. The difference between the Company’s estimates and the actual amounts received is recorded in the month that payment is received from the third-party lessee. For the three months ended March 31, 2021 and 2020, royalty income recognized in the reporting periods related to performance obligations satisfied in prior reporting periods was immaterial.

Disaggregation of Revenue
In accordance with ASC 606-10-50, the Company disaggregates revenue from contracts with customers into major goods and service lines and timing of transfer of goods and services. The Company determined that disaggregating revenue into these categories achieves the disclosure objective of depicting how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The Company’s business consists of the Coal Mining, NAMining and Minerals Management segments as well as Unallocated Items. See Note 8 to the Unaudited Condensed Consolidated Financial Statements for further discussion of segment reporting.

	THREE MONTHS ENDED
	MARCH 31
	2021	2020
Timing of Revenue Recognition
Goods transferred at a point in time	$21,378	$20,284
Services transferred over time	23,727	17,360
Total revenues	$45,105	$37,644

Contract Balances
The opening and closing balances of the Company’s current and long-term accounts receivable, contract assets and contract liabilities are as follows:

	Contract balances
	Trade accounts receivable, net	Contract asset (current)	Contract asset (long-term)	Contract liability (current)	Contract liability (long-term)
Balance, January 1, 2021	$18,894	$—	$4,984	$941	$3,626
Balance, March 31, 2021	22,301	3,503	5,078	913	4,267
Increase (decrease)	$3,407	$3,503	$94	$(28)	$641

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

The amount of revenue recognized in both of the three months ended March 31, 2021 and March 30, 2020 that was included in the opening contract liability was $0.2 million. This revenue consists of up-front lease bonus payments received under royalty contracts that are recognized over the primary term of the royalty contracts, which are generally five years. The Company expects to recognize an additional $0.7 million in the remainder of 2021, $4.0 million in 2022, $0.3 million in 2023, and $0.1 million in 2024 related to the contract liability remaining at March 31, 2021. The difference between the opening and closing balances of the Company’s accounts receivable, contract assets and contract liabilities results from the timing difference between the Company’s performance and the customer’s payment.

The Company has no contract assets recognized from the costs to obtain or fulfill a contract with a customer.

NOTE 3—Inventories

Inventories are summarized as follows:

	MARCH 31 2021	DECEMBER 31 2020
Coal	$14,712	$17,695
Mining supplies	30,390	29,856
Total inventories	$45,102	$47,551

NOTE 4—Stockholders' Equity

Stock Repurchase Program: During 2019, the Company's Board of Directors approved a stock purchase program ("2019 Stock Repurchase Program") providing for the purchase of up to $25 million of the Company's outstanding Class A Common Stock through December 31, 2021. As a result of the uncertainty surrounding the COVID-19 pandemic, the Company suspended repurchasing shares under the 2019 Stock Repurchase Program in March 2020. Prior to the decision to cease share repurchases, the Company repurchased 32,286 shares of Class A Common Stock under the 2019 Stock Repurchase Program for an aggregate purchase price of $1.0 million during the three months ended March 31, 2020.

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

NOTE 5—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Date	(Level 1)	(Level 2)	(Level 3)
	March 31, 2021
Assets:
Equity securities	$14,005	$14,005	$—	$—
	$14,005	$14,005	$—	$—

	December 31, 2020
Assets:
Equity securities	$13,164	$13,164	$—	$—
	$13,164	$13,164	$—	$—

Bellaire Corporation (“Bellaire”) is a non-operating subsidiary of the Company with legacy liabilities relating to closed mining operations, primarily former Eastern U.S. underground coal mining operations. Prior to 2019, Bellaire established a $5.0 million mine water treatment trust (the "Mine Water Treatment Trust") to provide a financial assurance mechanism to assure the long-term treatment of post-mining discharge. Bellaire's Mine Water Treatment Trust invests in equity securities that are reported at fair value based upon quoted market prices in active markets for identical assets; therefore, they are classified as Level 1 within the fair value hierarchy. The Company recognized a gain of $0.3 million and a loss of $1.2 million during the three months ended March 31, 2021 and 2020, respectively, related to the Mine Water Treatment Trust.

During the second quarter of 2020, the Company invested $2.0 million in equity securities of a public company with a diversified portfolio of royalty producing mineral interests. The investment is reported at fair value based upon quoted market prices in active markets for identical assets; therefore, it is classified as Level 1 within the fair value hierarchy. The Company recognized a gain of $0.5 million during the three months ended March 31, 2021, related to the investment in these equity securities.

The gains and losses related to equity securities are reported on the line (Gain) loss on equity securities in the Other (income) expense section of the Unaudited Condensed Consolidated Statements of Operations.

There were no transfers into or out of Levels 1, 2 or 3 during the three months ended March 31, 2021 and 2020.

NOTE 6—Unconsolidated Subsidiaries

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

The Investment in the unconsolidated subsidiaries and related tax positions totaled $29.8 million and $29.0 million at March 31, 2021 and December 31, 2020, respectively. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $5.9 million and $6.5 million at March 31, 2021 and December 31, 2020, respectively. Earnings of unconsolidated operations were $15.3 million and $16.0 million during the three months ended March 31, 2021 and 2020, respectively.

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

The Company has items not directly attributable to a reportable segment which are not included as part of the measurement of segment operating profit, which are primarily administrative costs related to public company reporting requirements at the parent company and the financial results of Mitigation Resources of North America® (“Mitigation Resources”) and Bellaire. Mitigation Resources generates and sells stream and wetland mitigation credits (known as mitigation banking) and provides services to those engaged in permittee-responsible stream and wetland mitigation. Bellaire manages the Company’s long-term liabilities related to former Eastern U.S. underground mining activities.

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

See Note 1 for additional discussion of the Company's reportable segments. The following tables present revenue, operating profit, depreciation expense and capital expenditures:

	THREE MONTHS ENDED
	MARCH 31
	2021	2020
Revenues
Coal Mining	$23,739	$20,928
NAMining	16,142	11,624
Minerals Management	5,500	5,241
Unallocated Items	143	26
Eliminations	(419)	(175)
Total	$45,105	$37,644

Operating profit (loss)
Coal Mining	$8,684	$7,185
NAMining	130	731
Minerals Management	4,235	4,267
Unallocated Items	(4,773)	(4,560)
Eliminations	54	(43)
Total	$8,330	$7,580

Expenditures for property, plant and equipment and acquisition of mineral interests
Coal Mining	$1,617	$823
NAMining	2,866	4,023
Minerals Management	393	463
Unallocated Items	—	49
Total	$4,876	$5,358

Depreciation, depletion and amortization
Coal Mining	$4,207	$3,543
NAMining	899	646
Minerals Management	447	327
Unallocated Items	32	28
Total	$5,585	$4,544

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except as noted and per share data)

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

The Company has items not directly attributable to a reportable segment which are not included as part of the measurement of segment operating profit, which are primarily administrative costs related to public company reporting requirements at the parent company and the financial results of Mitigation Resources of North America® (“Mitigation Resources”) and Bellaire Corporation ("Bellaire.") Mitigation Resources generates and sells stream and wetland mitigation credits (known as mitigation banking) and provides services to those engaged in permittee-responsible stream and wetland mitigation. Bellaire manages the Company’s long-term liabilities related to former Eastern U.S. underground mining activities.

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

During the three months ended March 31, 2021, the Company's operating coal mines were: Bisti Fuels Company, LLC (“Bisti”), The Coteau Properties Company (“Coteau”), Coyote Creek Mining Company, LLC (“Coyote Creek”), Demery Resources Company, LLC (“Demery”), The Falkirk Mining Company (“Falkirk”), Mississippi Lignite Mining Company (“MLMC”) and The Sabine Mining Company (“Sabine”).

Bisti supplies the Four Corners Power Plant through its contract mining agreement with the Navajo Transitional Energy Company. On March 12, 2021, the Arizona Public Service Co., an owner and operator of the Four Corners Power Plant, announced plans to begin operating the plant seasonally starting in the fall of 2023, with one of the plant’s two remaining units operating year-round and the other operating only during June through October. Under seasonal operation of the power plant, future deliveries are expected to be in the range of 3.3 million to 3.5 million tons annually, beginning in 2024 through the end of the term of the contract mining agreement in 2031. Bisti delivered 4.2 million and 5.0 million tons in 2020 and 2019, respectively.

Sabine operates the Sabine Mine in Texas. All production from Sabine is delivered to Southwestern Electric Power Company's (“SWEPCO”) Henry W. Pirkey Plant (the “Pirkey Plant”). SWEPCO is an American Electric Power (“AEP”) company. During 2020, AEP announced it intends to retire the Pirkey Plant in 2023 in order to comply with the U.S. Environmental Protection Agency’s Coal Combustion Residuals rule. SWEPCO expects deliveries from Sabine to continue until the first quarter of 2023 at which time Sabine expects to begin final reclamation. Mine reclamation is the responsibility of SWEPCO.

Coteau operates the Freedom Mine in North Dakota. All coal production from the Freedom Mine is delivered to Basin Electric Power Cooperative (“Basin Electric”). Basin Electric utilizes the coal at the Great Plains Synfuels Plant (the “Synfuels Plant”),

Antelope Valley Station and Leland Olds Station. The Synfuels Plant is a coal gasification plant that manufactures synthetic natural gas and produces fertilizers, solvents, phenol, carbon dioxide, and other chemical products for sale. During 2020, Basin Electric informed its employees and Coteau that it is considering changes that may result in modifications to its Synfuels Plant that could potentially reduce or eliminate coal requirements at the Synfuels Plant beginning in 2026. Basin Electric indicated that if it decides to proceed with any changes that could reduce or eliminate the use of coal, the feedstock change is not expected to occur before 2026. As a result, coal deliveries to the Synfuels Plant are expected to continue until at least 2026. Deliveries to Antelope Valley Station and Leland Olds Station are expected to continue through the end of the existing coal sales agreement, which can be extended through 2037 at the option of the Company.

During 2020, Great River Energy ("GRE"), Falkirk's customer and the Company's second largest customer, announced its intent to retire the Coal Creek Station power plant in the second half of 2022. Falkirk is the sole supplier of lignite coal to Coal Creek Station pursuant to a long-term contract, which specifies that GRE is responsible for all costs related to mine closure, including mine reclamation. GRE has announced that it is in exclusive negotiations with a third party to sell Coal Creek Station. If GRE's efforts to sell the power plant are successful, the Company expects to continue to operate the Falkirk Mine, however the terms of the existing mining contract could change.

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

At all operating coal mines other than MLMC, the Company is paid a management fee per ton of coal or heating unit (MMBtu) delivered. Each contract specifies the indices and mechanics by which fees change over time, generally in line with broad measures of U.S. inflation. The customers are responsible for funding all mine operating costs, including final mine reclamation, and directly or indirectly provide all of the capital required to build and operate the mine. This contract structure eliminates exposure to spot coal market price fluctuations while providing steady income and cash flow with minimal capital investment. Other than at Coyote Creek, debt financing provided by or supported by the customers is without recourse to NACCO and NACoal. See Note 6 for further discussion of Coyote Creek's guarantees.

All operating coal mines other than MLMC meet the definition of a variable interest entity (“VIE”). In each case, NACCO is not the primary beneficiary of the VIE as it does not exercise financial control; therefore, NACCO does not consolidate the results of these operations within its financial statements. Instead, these contracts are accounted for as equity method investments. The income before income taxes associated with these VIE's is reported as Earnings of unconsolidated operations on the Unaudited Condensed Consolidated Statements of Operations and the Company’s investment is reported on the line Investments in Unconsolidated Subsidiaries in the Unaudited Condensed Consolidated Balance Sheets. The mines that meet the definition of a VIE are referred to collectively as the “Unconsolidated Subsidiaries.” For tax purposes, the Unconsolidated Subsidiaries are included within the NACCO consolidated U.S. tax return; therefore, the income tax expense line on the Unaudited Condensed Consolidated Statements of Operations includes income taxes related to these entities. See Note 6 for further information on the Unconsolidated Subsidiaries.

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

The Company performs contemporaneous reclamation activities at each mine in the normal course of operations. Under all of the Unconsolidated Subsidiaries’ contracts, the customer has the obligation to fund final mine reclamation activities. Under certain contracts, the Unconsolidated Subsidiary holds the mine permit and is therefore responsible for final mine reclamation activities. To the extent the Unconsolidated Subsidiary performs such final reclamation, it is compensated for providing those services in addition to receiving reimbursement from customers for costs incurred. Caddo Creek Resources Company, LLC (“Caddo Creek”) ceased all mining and delivery of lignite and commenced mine reclamation during 2020. The reclamation at Caddo Creek is expected to be substantially complete in 2022. The terms of the contract to perform mine reclamation contain a fixed-price component and therefore, Caddo Creek no longer meets the VIE criteria. As a result, Caddo Creek is consolidated within the Company's financial statements.

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

NAMining utilizes both fixed price and management fee contract structures. Certain of the entities within the NAMining segment are VIEs and are accounted for under the equity method as Unconsolidated Subsidiaries. See Note 6 for further discussion.

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

The Minerals Management segment owns royalty interests, mineral interests, nonparticipating royalty interests, and overriding royalty interests ("ORRI"). The Company may own more than one type of mineral and royalty interest in the same tract of land. For example, where the Company owns an ORRI in a lease on the same tract of land in which it owns a mineral interest, the ORRI in that tract will relate to the same gross acres as the mineral interest in that tract.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Refer to the discussion of the Company's Critical Accounting Policies and Estimates as disclosed on pages 39 through 41 in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. The Company's Critical Accounting Policies and Estimates have not materially changed since December 31, 2020.

CONSOLIDATED FINANCIAL SUMMARY

The results of operations for NACCO were as follows for the three months ended March 31:

	2021	2020
Revenues:
Coal Mining	$23,739	$20,928
NAMining	16,142	11,624
Minerals Management	5,500	5,241
Unallocated Items	143	26
Eliminations	(419)	(175)
Total revenue	$45,105	$37,644
Operating profit (loss):
Coal Mining	$8,684	$7,185
NAMining	130	731
Minerals Management	4,235	4,267
Unallocated Items	(4,773)	(4,560)
Eliminations	54	(43)
Total operating profit	$8,330	$7,580
Interest expense	356	403
Interest income	(120)	(401)
Closed mine obligations	383	434
(Gain) loss on equity securities	(823)	1,196
Other, net	(130)	(148)
Other (income) expense, net	(334)	1,484
Income before income tax benefit	8,664	6,096
Income tax benefit	(297)	(70)
Net income	$8,961	$6,166

Effective income tax rate	(3.4)%	(1.1)%

The components of the change in revenues and operating profit are discussed below in "Segment Results."

First Quarter of 2021 Compared with First Quarter of 2020

Other (income) expense, net

Interest income decreased by $0.3 million in the first three months of 2021 compared with the 2020 period primarily due to lower interest rates and a lower average invested cash balance.

(Gain) loss on equity securities represents changes in the market price of invested assets reported at fair value. The change resulted from an increase in the market value of equity securities in the first three months of 2021 compared with a decrease in the first three months of 2020. See Note 5 to the Unaudited Condensed Consolidated Financial Statements for further discussion of equity securities.

Income Taxes

The Company evaluates and updates its estimated annual effective income tax rate on a quarterly basis based on current and forecasted operating results and tax laws. Consequently, based upon the mix and timing of actual earnings compared to projections of earnings between entities that benefit from percentage depletion and those that do not, the effective tax rate may vary quarterly. The estimated annual effective income tax rate differs from the U.S. federal statutory rate due to the benefit from percentage depletion. The quarterly income tax provision is generally comprised of tax expense on income or a benefit on a loss at the most recent estimated annual effective income tax rate, adjusted for the effect of discrete items.

LIQUIDITY AND CAPITAL RESOURCES OF NACCO

Cash Flows

The following tables detail NACCO's changes in cash flow for the three months ended March 31:

	2021	2020	Change
Operating activities:
Net cash used for operating activities	$(910)	$(31,122)	$30,212

Investing activities:
Expenditures for property, plant and equipment and acquisition of mineral interests	(4,876)	(5,358)	482
Other	29	16	13
Net cash used for investing activities	(4,847)	(5,342)	495
Cash flow before financing activities	$(5,757)	$(36,464)	$30,707

The $30.2 million change in net cash used for operating activities was primarily due to a net favorable change in working capital, including:
•Decreased payments made under deferred compensation and long-term incentive compensation plans in the first quarter of 2021 compared with the first quarter of 2020, and
•A reduction in refundable federal income taxes in the first quarter of 2021 compared with an increase in the first quarter of 2020.

These favorable changes were partially offset by an increase in prepaid insurance during the first quarter of 2021 compared with the first quarter of 2020 due to increased insurance premiums.

The change in net cash used for investing activities was primarily attributable to a decrease in expenditures for property, plant and equipment at the NAMining segment.

	2021	2020	Change
Financing activities:
Net (reductions) additions to long-term debt and revolving credit agreement	$(2,187)	$9,639	$(11,826)
Cash dividends paid	(1,374)	(1,339)	(35)
Purchase of treasury shares	—	(1,002)	1,002
Net cash (used for) provided by financing activities	$(3,561)	$7,298	$(10,859)

The change in net cash (used for) provided by financing activities was primarily due to repayments during the first three months of 2021 compared with borrowings during the first three months of 2020.

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

NACoal has an unsecured revolving line of credit of up to $150.0 million (the “NACoal Facility”) that expires in August 2022. Borrowings outstanding under the NACoal Facility were $28 million at March 31, 2021. At March 31, 2021, the excess availability under the NACoal Facility was $119.0 million, which reflects a reduction for outstanding letters of credit of $3.0 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon NACoal achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective March 31, 2021, for base rate and LIBOR loans were 1.00% and 2.00%, respectively. The NACoal Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.35% on the unused commitment at March 31, 2021. The weighted average interest rate applicable to the NACoal Facility at March 31, 2021 was 1.87% including the floating rate margin.

The NACoal Facility contains restrictive covenants, which require, among other things, NACoal to maintain a maximum debt to EBITDA ratio of 3.00 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The NACoal Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 2.00 to 1.00, or if greater than 2.00 to 1.00, a Fixed Charge Coverage Ratio of 1.10 to 1.00, in conjunction with maintaining unused availability thresholds of borrowing capacity, as defined in the NACoal Facility, of $15.0 million. At March 31, 2021, NACoal was in compliance with all financial covenants in the NACoal Facility.

Surety Bonds

The Company uses surety bonds to guarantee performance of its mine reclamation obligations. The Company will begin posting collateral of up to $28 million before the end of 2021 or replace a portion of the surety bonds with other instruments of financial assurance acceptable under reclamation regulations. The Company may post cash collateral, letters of credit or a combination of cash and letters of credit. The Company is also considering self-bonding where available. If the Company posts cash collateral, it could increase the amounts of borrowings under the NACoal Facility. The use of letters of credit would also reduce the amount available under the NACoal Facility.

Expenditures for property, plant and equipment and mineral interests

Expenditures for property, plant and equipment and mineral interests were $4.9 million during the first three months of 2021. Planned expenditures for the remainder of 2021 are expected to be approximately $42 million, primarily consisting of $25 million in the Coal Mining segment, $7 million in the NAMining segment and $10 million in the Minerals Management segment.

In the Coal Mining segment, elevated levels of expected capital expenditures through 2021 are primarily related to spending at
MLMC as it develops a new mine area. In the NAMining segment, expected capital expenditures in 2021 are primarily for the acquisition, relocation and refurbishment of draglines. In the Minerals Management segment, expected expenditures in 2021 are primarily for the acquisition of mineral and royalty interests.

Expenditures are expected to be funded from internally generated funds and/or bank borrowings.

Capital Structure

NACCO's consolidated capital structure is presented below:

	MARCH 31 2021	DECEMBER 31 2020	Change
Cash and cash equivalents	$79,132	$88,450	$(9,318)
Other net tangible assets	261,824	244,907	16,917
Intangible assets, net	34,348	35,330	(982)
Net assets	375,304	368,687	6,617
Total debt	(44,360)	(46,465)	2,105
Bellaire closed mine obligations	(21,575)	(21,598)	23
Total equity	$309,369	$300,624	$8,745
Debt to total capitalization	13%	13%	—%

The increase in other net tangible assets was primarily due to an increase in prepaid insurance from higher insurance premiums at March 31, 2021 compared with December 31, 2020.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2020, there have been no significant changes in the total amount of NACCO's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 46 in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of certain guarantees related to Coyote Creek.

SEGMENT RESULTS

COAL MINING SEGMENT

FINANCIAL REVIEW

Tons of coal delivered by the Coal Mining segment were as follows for the three months ended March 31:

	2021	2020
Unconsolidated operations	7,587	7,681
Consolidated operations	835	767
Total tons delivered	8,422	8,448

The results of operations for the Coal Mining segment were as follows for the three months ended March 31:

	2021	2020
Revenues	$23,739	$20,928
Cost of sales	21,602	21,274
Gross profit (loss)	2,137	(346)
Earnings of unconsolidated operations(a)	14,404	15,027
Selling, general and administrative expenses	6,914	6,719
Amortization of intangible assets	982	777
Gain on sale of assets	(39)	—
Operating profit	$8,684	$7,185

(a) See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.

Revenues increased 13.4% in the first quarter of 2021 compared with the first quarter of 2020 primarily due to reclamation revenue from Caddo Creek and an increase in tons delivered at MLMC. During the fourth quarter of 2020, Caddo Creek entered into a contract with a subsidiary of Advanced Emissions Solutions to perform mine reclamation. As a result of these changes, Caddo Creek financial results are consolidated within the Coal Mining segment.

The following table identifies the components of change in operating profit for the first quarter of 2021 compared with the first quarter of 2020:

Operating Profit
2020	$7,185
Increase (decrease) from:
Gross profit	2,483
Net gain on sale of assets	39
Earnings of unconsolidated operations	(623)
Amortization of intangibles	(205)
Selling, general and administrative expenses	(195)
2021	$8,684

Operating profit increased $1.5 million in the first quarter of 2021 compared with the first quarter of 2020 primarily due to an increase in gross profit, partially offset by a decrease in earnings of unconsolidated operations. The improvement in gross profit was mainly due to an increase in customer demand, which contributed to a reduction in the cost per ton and an overall increase in the profit per ton delivered at MLMC. In addition, a reduction in costs at Centennial Natural Resources contributed to the improvement in gross profit.

The decrease in earnings of unconsolidated operations was primarily due to the termination of the Camino Real Fuels, LLC, contract mining agreement effective July 1, 2020 and the expected reduction in fees earned at the Liberty Mine as the scope of final reclamation activities continues to decline.

Unfavorable selling, general and administrative expenses were primarily due to an increase in insurance expense partially offset by a decrease in employee-related expenses.

NORTH AMERICAN MINING ("NAMining") SEGMENT

FINANCIAL REVIEW
Tons of limestone delivered by the NAMining segment were as follows for the three months ended March 31:

	2021	2020
Unconsolidated operations	2,192	2,255
Consolidated operations	10,406	10,279
Total tons delivered	12,598	12,534

The results of operations for the NAMining segment were as follows for the three months ended March 31:

	2021	2020
Revenues	$16,142	$11,624
Cost of sales	15,465	10,581
Gross profit	677	1,043
Earnings of unconsolidated operations(a)	938	976
Selling, general and administrative expenses	1,487	1,288
Gain on sale of assets	(2)	—
Operating profit	$130	$731

(a) See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.

Revenues increased 38.9% in the first quarter of 2021 compared with the first quarter of 2020 primarily due to an increase in reimbursable costs partially offset by changes in the mix of customer deliveries. Reimbursable costs have an offsetting amount in cost of sales and have no impact on operating profit.

The following table identifies the components of change in operating profit for the first quarter of 2021 compared with the first quarter of 2020:

Operating Profit
2020	$731
Increase (decrease) from:
Gross profit	(366)
Selling, general and administrative expenses	(199)
Earnings of unconsolidated operations	(38)
Net gain on sale of assets	2
2021	$130

Operating profit decreased $0.6 million in the first quarter of 2021 compared with the first quarter of 2020 primarily due to a decrease in gross profit for work related to the Thacker Pass lithium project and an increase in selling, general and administrative expenses mainly attributable to higher employee-related costs.

MINERALS MANAGEMENT SEGMENT
FINANCIAL REVIEW

The results of operations for the Minerals Management segment were as follows for the three months ended March 31:

	2021	2020
Revenues	$5,500	$5,241
Cost of sales	687	698
Gross profit	4,813	4,543
Selling, general and administrative expenses	578	276
Operating profit	$4,235	$4,267

Revenues increased 4.9% in the first quarter of 2021 compared with the first quarter of 2020 primarily due to an increase in royalty income generated from the Permian Basin mineral interests acquired in the fourth quarter of 2020. This increase was partially offset by an expected reduction in royalty income generated from Ohio mineral interests due to declines in production volumes from existing wells and lower natural gas prices.

Operating profit was comparable as the increase in revenue was offset by an increase in selling, general and administrative expenses due to higher employee-related expenses.

UNALLOCATED ITEMS AND ELIMINATIONS

FINANCIAL REVIEW

Unallocated Items and Eliminations were as follows for the three months ended March 31:

	2021	2020
Operating loss	$(4,719)	$(4,603)

The operating loss was comparable between periods.

NACCO Industries, Inc. Outlook

Coal Mining Outlook - 2021
In 2021, the Company expects coal deliveries to be comparable to 2020 based on current expectations of customer requirements.

Operating profit in 2021 is expected to decrease compared with 2020, excluding prior year charges of $4.6 million related to an asset impairment, an inventory write-down and a voluntary separation program. The decrease in operating profit is primarily attributable to substantially lower full-year earnings expected at MLMC and reduced earnings at the unconsolidated Coal Mining operations. MLMC earnings are expected to be lower as a result of an anticipated decrease in the profit per ton of coal delivered in 2021 compared with 2020, due in part to an increase in depreciation expense associated with development of a new mine area. The anticipated reduction in earnings at the unconsolidated Coal Mining operations is expected to be mainly driven by a reduction in fees earned at the Liberty Mine, as the scope of final mine reclamation activities continues to decline. A decrease in employee-related costs resulting from lower headcount, primarily due to the 2020 voluntary separation program, is expected to be partially offset by higher insurance expense.

Segment EBITDA, excluding the $1.1 million asset impairment charge recognized in 2020, is expected to increase moderately over the prior year as the increase in depreciation expense will be partially offset by the other items contributing to the reduction in operating profit.

Changes in customer power plant dispatch, including changes related to natural gas price fluctuations and the continued increase in renewable generation, particularly wind, could reduce customer demand below anticipated levels, which could further unfavorably affect the Company’s 2021 outlook.

During 2020, GRE, Falkirk Mine's customer and the Company's second largest customer, announced its intent to retire the Coal Creek Station power plant in the second half of 2022. The closure is not expected to affect 2021 results. Falkirk Mine is the sole supplier of lignite coal to Coal Creek Station pursuant to a long-term contract, which specifies that GRE is responsible for all costs related to mine closure, including mine reclamation. GRE has announced that it is in exclusive negotiations with a third party to sell Coal Creek Station. If GRE's efforts to sell the power plant are successful, the Company expects to continue to operate the Falkirk Mine, however, the terms of the existing mining contract could change.

The owner of the power plant served by the Company's Sabine Mine in Texas intends to retire the power plant in 2023. Deliveries from Sabine to the power plant are expected to continue until the first quarter of 2023 at which time the mine expects to begin final reclamation. Mine reclamation is the responsibility of the customer.

Premature closure of power plants served by the Company's mines would have a material adverse effect on the future Earnings of unconsolidated operations of the Coal Mining segment and on the long-term earnings and cash flows of NACCO.

Capital expenditures are expected to be approximately $27 million in 2021. The elevated levels of capital expenditures in the Coal Mining segment expected through 2021 relate to the development of a new mine area at MLMC. The increase in capital expenditures associated with mine development will result in higher depreciation expense in future periods that will unfavorably affect future operating profit. Capital expenditures for MLMC are expected to return to lower pre-2019 levels beginning in 2022 through the end of the current contract term in 2032.

NAMining Outlook
NAMining expects an increase in tons delivered, operating profit and Segment EBITDA for the 2021 full year over 2020 as a result of increased production under existing contracts and contributions from new mining contracts. The increase in operating profit is expected to be partially offset by an increase in operating expenses primarily due to higher employee-related costs.

During the first quarter of 2021, NAMining entered into a 15-year mining services contract with a new customer at a limestone quarry in Central Florida. NAMining will operate a smaller dragline at this quarry over the next two years while it relocates and commissions a larger dragline that will increase production capacity. Deliveries are expected to be approximately 1.5 million tons annually once mining commences with the larger dragline, which is anticipated to occur in 2023. NAMining also amended a contract with an existing customer to operate an additional dragline at an existing limestone quarry in Florida. Finally, early in the second quarter of 2021, NAMining entered into a one-year mining services contract with an existing customer for a sand and gravel quarry in Indiana. This customer, which is among the largest aggregates producers in the United States, is hopeful that this new quarry will operate for multiple years providing aggregates for a multi-year transportation infrastructure project near Indianapolis. Deliveries are expected to be between 0.6 million to 1.0 million tons. NAMining anticipates that these new or revised contracts will be accretive to earnings in 2021. NAMining has a substantial pipeline of potential new projects and is pursuing a number of growth initiatives that if successful would be accretive to future earnings.

Capital expenditures are expected to be approximately $10 million for the 2021 full year primarily for the acquisition, relocation and refurbishment of draglines.

In 2019, NAMining's subsidiary, Sawtooth Mining, LLC, entered into a mining agreement to serve as the exclusive contract miner for the Thacker Pass lithium project in northern Nevada, owned by Lithium Nevada Corp., a subsidiary of Lithium Americas Corp. (TSX: LAC) (NYSE: LAC). In January 2021, Thacker Pass received a Record of Decision from the U.S. Bureau of Land Management for the Thacker Pass Project following the completion of the National Environmental Policy Act Process. This decision represents an important milestone in the development and the permitting of the Thacker Pass Project. All major permits are expected to be received by the end of 2021.

Minerals Management Outlook
The Minerals Management segment derives income from royalty-based leases under which lessees make payments to the Company based on their sale of natural gas, oil, natural gas liquids and coal, extracted primarily by third parties.

Minerals Management is targeting investments in mineral and royalty interests totaling approximately $10 million in 2021. These investments are expected to be accretive to earnings, but each investment's contribution to earnings is dependent on the details of each investment, including the size and type of interests acquired and the stage and timing of mineral development.

As part of this strategy, early in the second quarter of 2021, Minerals Management completed a small acquisition in the Delaware Basin for a purchase price of $0.3 million and a larger acquisition in the Eagle Ford Basin. The Eagle Ford Basin acquisition includes approximately 14.1 thousand gross acres and 1.7 thousand net royalty acres for a preliminary purchase price of $4.7 million.

Excluding the impact of the $7.3 million impairment charge in 2020 related to legacy assets and any income related to asset acquisitions made after March 31, 2021, operating profit and Segment EBITDA in the Minerals Management segment is expected to decrease moderately in 2021 from 2020. An anticipated reduction in royalty income from existing Ohio mineral and royalty assets is expected to be partially offset by royalty income generated from the Permian Basin mineral interests acquired in the fourth quarter of 2020.

Income from existing Ohio assets is expected to decline as a result of anticipated lower natural gas prices, fewer expected new wells in Ohio, lower commodity prices and the natural production decline that occurs early in the life of a well. Another sustained decline in natural gas prices could unfavorably affect the Company’s outlook.

The acquired Permian Basin interests included producing wells that are generating royalty revenues, and are already contributing to 2021 earnings, as well as royalty and mineral interests that have not yet been developed. These acquired interests align with the Company’s strategy of selectively acquiring mineral and royalty interests with a balance of near-term, cash-flow yields and long-term growth potential, in oil-rich basins offering diversification from the Company’s legacy mineral interests.

Consolidated 2021 Outlook
Management continues to view the long-term business outlook positively. The outlook for growth in the NAMining and Minerals Management segments and in the Company's Mitigation Resources® business is strong. Each of these businesses continues to expand its pipeline of potential new projects with opportunities for growth and diversification. In the first four months of 2021, NAMining executed three new agreements and Minerals Management completed two acquisitions, demonstrating success in executing on their growth strategies.

Excluding the prior year charges of $12.1 million related to asset impairments, an inventory write-down and the voluntary separation program, as well as the favorable impact of additional business development activities, the Company expects substantially lower net income as a result of lower operating profit, an anticipated increase in interest expense and a reduction in interest income. Consolidated EBITDA in 2021 is expected to increase moderately over 2020, adjusted for prior year asset impairment charges.

The Company expects a tax benefit rate between 3% and 5% in 2021. The Company expects to recognize a tax benefit rather than tax expense due to the mix of earnings and the benefit from percentage depletion at certain of the Company's mining operations.

In light of ongoing regulatory, economic and public opinion challenges facing the coal-fired power generation industry, in late 2020, the Company offered a voluntary separation program for certain corporate headquarters employees. Estimated net benefits from this voluntary separation program are expected to be between $1.5 and $2.5 million annually beginning in 2021.

Cash flow before financing activities in 2020 included a significant use of cash related to changes in working capital, capital expenditures and the acquisition of mineral royalty interests. The Company anticipates positive cash flow before financing activities in 2021 but at a level below the level of cash generated in 2019. Consolidated capital expenditures are expected to be approximately $47 million in 2021.

The extent to which COVID-19 impacts the Company going forward will depend on numerous factors, including but not limited to the duration of the ongoing pandemic, the severity of any COVID-19 variants, the effectiveness of actions taken to contain and treat COVID-19 and its variants, the nature of, and the public's adherence to, public health guidelines, the pace of vaccinations and subsequent achievement of herd immunity, as well as the severity of pandemic-related supply chain and cost inflation challenges and the pace and the extent of economic recovery. While the Company's existing mining operations to date have not been materially affected by the pandemic, future developments, which are highly uncertain and unpredictable, could significantly and rapidly cause a deterioration in the Company’s results, supply chain channels and customer demand.

Growth and Diversification
The Company is pursuing growth and diversification by strategically leveraging its core mining and natural resources management skills to build a strong portfolio of affiliated businesses.

NAMining is pursuing growth and diversification by expanding the scope of its business development activities to include potential customers who require a broad range of minerals and materials and by leveraging the Company’s core mining skills to expand the range of contract mining services it provides. NAMining advanced this effort in early 2021, when it entered into a contract to mine sand and gravel in Indiana, expanding the traditional scope of its core limestone mining business in Florida. In addition, NAMining is pursuing opportunities to provide comprehensive mining services to operate entire mines when appropriate, as is the case at the new lithium project in Nevada. The goal is to build NAMining into a leading provider of contract mining services for customers who produce a wide variety of minerals and materials. The Company believes NAMining can grow to be a substantial contributor to operating profit, delivering unlevered after-tax returns on invested capital in the mid-teens as this business model matures and achieves significant scale.

The Minerals Management segment continues its efforts to grow and diversify by pursuing acquisitions of additional mineral and royalty interests in the United States, in what the Company believes is a buyer-friendly market. Once mineral and royalty interests have been acquired, the Minerals Management segment will benefit from the continued development of its mineral properties without additional capital investment. This business model can deliver higher average operating margins over the life of a reserve than traditional oil and gas companies that bear the cost of exploration, production and/or development. Catapult Mineral Partners, the Company’s business unit focused on managing and expanding the Company’s portfolio of oil and gas mineral and royalty interests, has developed a strong network to source and secure new acquisitions, and has a sizeable pipeline of potential acquisitions under review. The goal is to construct a diversified portfolio of high-quality oil, gas, mineral and royalty interests in the United States that deliver near-term cash flow yields and long-term projected growth. The Company believes this business will provide unlevered after-tax returns on invested capital in the low-to-mid-teens as the portfolio of reserves and mineral interests grows and this business model matures.

Mitigation Resources continues to expand its business, which creates and sells stream and wetland mitigation credits and provides services to those engaged in permittee-responsible mitigation. This business offers opportunity for growth and diversification in an industry where the Company has substantial knowledge and expertise and a strong reputation. The Mitigation Resources business has achieved several early successes and is positioned for additional growth. The Company's goal is to grow Mitigation Resources into one of the ten largest U.S. providers of mitigation solutions, largely focused on streams and wetlands, initially in the southeast United States. While this business is in the early stages of development, the Company believes that Mitigation Resources can provide solid rates of return as this business matures.

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

The Company is committed to maintaining a conservative capital structure while it grows and diversifies, while avoiding unnecessary risk. Strategic diversification will allow for increased free cash flow that can be re-invested to strengthen and expand the businesses. The Company also continues to maintain the highest levels of customer service and operational excellence with an unwavering focus on safety and environmental stewardship.

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) changes to or termination of a long-term mining contract, or a customer default under a contract, (2) a significant reduction in purchases by the Company's customers, including changes in coal consumption patterns of U.S. electric power generators, or changes in the power industry that would affect demand for the Company's coal and other mineral reserves, (3) the ability of the Company to access credit in the current economic environment, or obtain financing at reasonable rates, or at all, and to maintain surety bonds for mine reclamation as a result of current market sentiment for fossil fuels, (4) failure to obtain adequate insurance coverages at reasonable rates, (5) the impact of the COVID-19 pandemic, (6) changes in tax laws or regulatory requirements, including the elimination of, or reduction in, the percentage depletion tax deduction, changes in mining or power plant emission regulations and health, safety or environmental legislation, (7) changes in costs related to geological and geotechnical conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (8) regulatory actions, changes in mining permit requirements or delays in obtaining mining permits that could affect deliveries to customers, (9) weather conditions, extended power plant outages, liquidity events or other events that would change the level of customers' coal or aggregates requirements, (10) weather or equipment problems that could affect deliveries to customers, (11) failure or delays by the Company's lessees in achieving expected production of natural gas and other hydrocarbons; the availability and cost of transportation and processing services in the areas where the Company's oil and gas reserves are located; federal and state legislative and regulatory initiatives relating to hydraulic fracturing; and the ability of lessees to obtain capital or financing needed for well development operations and leasing and development of oil and gas reserves on federal lands, (12) changes in the costs to reclaim mining areas, (13) costs to pursue and develop new mining and value-added service opportunities, (14) delays or reductions in coal or aggregates deliveries, (15) changes in the prices of hydrocarbons, particularly diesel fuel, natural gas and oil, (16) the ability to successfully evaluate investments and achieve intended financial results in new business and growth initiatives, (17) the effects of receiving low sustainability scores which could result in the exclusion of the Company's securities from consideration by certain investment funds, and (18) disruptions from natural or human causes, including severe weather, accidents, fires, earthquakes and terrorist acts, any of which could result in suspension of operations or harm to people or the environment.

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
Changes in internal control over financial reporting: During the first quarter of 2021, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
    None.

Item 1A    Risk Factors
During the quarter ended March 31, 2021, there have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities (1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
Month #1 (January 1 to 31, 2021)	—	$—	—	$22,659,516
Month #2 (February 1 to 28, 2021)	—	$—	—	$22,659,516
Month #3 (March 1 to 31, 2021)	—	$—	—	$22,659,516
Total	—	$—	—	$22,659,516

(1)    During 2019, the Company established a stock repurchase program allowing for the purchase of up to $25.0 million of the Company's Class A Common Stock outstanding through December 31, 2021. See Note 4 to the Unaudited Condensed Consolidated Financial Statements for further discussion of the Company's stock repurchase program.

Item 3    Defaults Upon Senior Securities
    None.

Item 4    Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 filed with this Quarterly Report on Form 10-Q for the period ended March 31, 2021.

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

NACCO Industries, Inc. (Registrant)
Date:	May 5, 2021	/s/ Elizabeth I. Loveman
Elizabeth I. Loveman
Vice President and Controller (principal financial and accounting officer)