Form 10-Q
period 2021-06-30
NACCO INDUSTRIES INC
filed 2021-08-04
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☑
Number of shares of Class A Common Stock outstanding at July 30, 2021: 5,595,368
Number of shares of Class B Common Stock outstanding at July 30, 2021: 1,566,643

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30 2021	DECEMBER 31 2020
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$85,012	$88,450
Trade accounts receivable, net	21,277	18,894
Accounts receivable from affiliates	6,933	4,764
Inventories	49,716	47,551
Federal income tax receivable	9,334	17,615
Prepaid insurance	7,977	2,564
Other current assets	9,064	8,308
Total current assets	189,313	188,146
Property, plant and equipment, net	175,553	172,417
Intangibles, net	33,437	35,330
Investments in unconsolidated subsidiaries	20,927	28,978
Operating lease right-of-use assets	9,594	10,324
Other non-current assets	45,215	40,984
Total assets	$474,039	$476,179
LIABILITIES AND EQUITY
Accounts payable	$9,889	$5,522
Accounts payable to affiliates	517	125
Revolving credit agreements	9,000	20,000
Current maturities of long-term debt	1,168	2,112
Asset retirement obligations	1,844	1,844
Accrued payroll	9,200	14,430
Other current liabilities	8,807	8,224
Total current liabilities	40,425	52,257
Long-term debt	21,805	24,353
Operating lease liabilities	10,479	11,196
Asset retirement obligations	41,095	39,888
Pension and other postretirement obligations	7,847	8,838
Deferred income taxes	14,784	17,550
Liability for uncertain tax positions	9,413	9,413
Other long-term liabilities	12,464	12,060
Total liabilities	158,312	175,555
Stockholders' equity
Common stock:
Class A, par value $1 per share, 5,595,368 shares outstanding (December 31, 2020 - 5,489,615 shares outstanding)	5,595	5,490
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,566,643 shares outstanding (December 31, 2020 - 1,568,210 shares outstanding)	1,567	1,568
Capital in excess of par value	12,928	10,895
Retained earnings	306,950	294,270
Accumulated other comprehensive loss	(11,313)	(11,599)
Total stockholders' equity	315,727	300,624
Total liabilities and equity	$474,039	$476,179

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2021	2020	2021	2020
	(In thousands, except per share data)
Revenues	$45,896	$35,355	$91,001	$72,999
Cost of sales	36,911	31,515	74,324	64,078
Gross profit	8,985	3,840	16,677	8,921
Earnings of unconsolidated operations	13,542	13,778	28,884	29,781
Operating expenses
Selling, general and administrative expenses	12,878	12,591	26,641	25,318
Amortization of intangible assets	911	792	1,893	1,569
Loss (gain) on sale of assets	68	(247)	27	(247)
	13,857	13,136	28,561	26,640
Operating profit	8,670	4,482	17,000	12,062
Other (income) expense
Interest expense	359	330	715	733
Interest income	(100)	(129)	(220)	(530)
Closed mine obligations	364	390	747	824
Gain on equity securities	(1,262)	(1,512)	(2,085)	(316)
Other, net	(127)	(181)	(257)	(329)
	(766)	(1,102)	(1,100)	382
Income before income tax provision (benefit)	9,436	5,584	18,100	11,680
Income tax provision (benefit)	2,931	(466)	2,634	(536)
Net income	$6,505	$6,050	$15,466	$12,216

Earnings per share:
Basic earnings per share	$0.91	$0.86	$2.17	$1.74
Diluted earnings per share	$0.91	$0.86	$2.16	$1.74

Basic weighted average shares outstanding	7,153	7,024	7,123	7,010
Diluted weighted average shares outstanding	7,153	7,024	7,147	7,034

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2021	2020	2021	2020
	(In thousands)
Net income	$6,505	$6,050	$15,466	$12,216
Reclassification of pension and postretirement adjustments into earnings, net of $42 and $85 tax benefit in the three and six months ended June 30, 2021, respectively, and net of $28 and $73 tax benefit in the three and six months ended June 30, 2020, respectively.	143	101	286	256
Total other comprehensive income	143	101	286	256
Comprehensive income	$6,648	$6,151	$15,752	$12,472

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30
	2021	2020
	(In thousands)
Operating activities
Net cash provided by (used for) operating activities	$29,318	$(12,489)

Investing activities
Expenditures for property, plant and equipment and acquisition of mineral interests	(16,127)	(12,799)
Proceeds from the sale of property, plant and equipment	59	550
Purchase of equity securities	—	(2,000)
Other	(21)	(395)
Net cash used for investing activities	(16,089)	(14,644)

Financing activities
Additions to long-term debt	—	6,302
Reductions of long-term debt	(2,881)	(823)
Net reductions to revolving credit agreements	(11,000)	(2,000)
Cash dividends paid	(2,786)	(2,690)
Purchase of treasury shares	—	(1,002)
Net cash used for financing activities	(16,667)	(213)

Cash and cash equivalents
Total decrease for the period	(3,438)	(27,346)
Balance at the beginning of the period	88,450	122,892
Balance at the end of the period	$85,012	$95,546
See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2020	$5,397	$1,569	$8,911	$284,852	$(11,337)	$289,392
Stock-based compensation	88	—	377	—	—	465
Purchase of treasury shares	(32)	—	(970)	—	—	(1,002)
Net income	—	—	—	6,166	—	6,166
Cash dividends on Class A and Class B common stock: $0.1900 per share	—	—	—	(1,339)	—	(1,339)
Reclassification adjustment to net income, net of tax	—	—	—	—	155	155
Balance, March 31, 2020	$5,453	$1,569	$8,318	$289,679	$(11,182)	$293,837
Stock-based compensation	10	—	624	—	—	634
Net income	—	—	—	6,050	—	6,050
Cash dividends on Class A and Class B common stock: $0.1925 per share	—	—	—	(1,351)	—	(1,351)
Reclassification adjustment to net income, net of tax	—	—	—	—	101	101
Balance, June 30, 2020	$5,463	$1,569	$8,942	$294,378	$(11,081)	$299,271

Balance, January 1, 2021	$5,490	$1,568	$10,895	$294,270	$(11,599)	$300,624
Stock-based compensation	92	—	923	—	—	1,015
Conversion of Class B to Class A shares	1	(1)	—	—	—	—
Net income	—	—	—	8,961	—	8,961
Cash dividends on Class A and Class B common stock: $0.1925 per share	—	—	—	(1,374)	—	(1,374)
Reclassification adjustment to net income, net of tax	—	—	—	—	143	143
Balance, March 31, 2021	$5,583	$1,567	$11,818	$301,857	$(11,456)	$309,369
Stock-based compensation	12	—	1,110	—	—	1,122
Net income	—	—	—	6,505	—	6,505
Cash dividends on Class A and Class B common stock: $0.1975 per share	—	—	—	(1,412)	—	(1,412)
Reclassification adjustment to net income, net of tax	—	—	—	—	143	143
Balance, June 30, 2021	$5,595	$1,567	$12,928	$306,950	$(11,313)	$315,727

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(In thousands, except as noted and per share amounts)

NOTE 1—Nature of Operations and Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of NACCO Industries, Inc.® (“NACCO” or the "Company"). NACCO brings natural resources to life by delivering aggregates, minerals, reliable fuels and environmental solutions through its robust portfolio of NACCO Natural Resources businesses. The Company operates under three business segments: Coal Mining, North American Mining ("NAMining") and Minerals Management. The Coal Mining segment operates surface coal mines for power generation companies and an activated carbon producer. The NAMining segment is a trusted mining partner for producers of aggregates, lithium and other minerals. The Minerals Management segment promotes the development of mineral interests. In addition, Mitigation Resources of North America® provides stream and wetland mitigation solutions.

The Company also has unallocated items not directly attributable to a reportable segment. Intercompany accounts and transactions are eliminated in consolidation. See Note 8 to the Unaudited Condensed Consolidated Financial Statements for further discussion of segment reporting.

The Company’s operating segments are further described below:

Coal Mining Segment
The Coal Mining segment, operating as The North American Coal Corporation® ("NACoal"), operates surface coal mines under long-term contracts with power generation companies and an activated carbon producer pursuant to a service-based business model. Coal is surface-mined in North Dakota, Texas, Mississippi, Louisiana and on the Navajo Nation in New Mexico. Each mine is fully integrated with its customer's operations.

During the six months ended June 30, 2021, the Company's operating coal mines were: Bisti Fuels Company, LLC (“Bisti”), The Coteau Properties Company (“Coteau”), Coyote Creek Mining Company, LLC (“Coyote Creek”), Demery Resources Company, LLC (“Demery”), The Falkirk Mining Company (“Falkirk”), Mississippi Lignite Mining Company (“MLMC”) and The Sabine Mining Company (“Sabine”).

Falkirk operates the Falkirk Mine in North Dakota. Falkirk is the sole supplier of lignite coal to the Coal Creek Station power plant pursuant to a contract under which Falkirk also supplies approximately 0.3 million tons of lignite coal per year to Spiritwood Station power plant. Coal Creek Station and Spiritwood Station are owned by Great River Energy (“GRE”). In May 2020, GRE announced its intent to sell or retire Coal Creek Station in the second half of 2022 and modify Spiritwood Station to be fueled by natural gas.

On June 30, 2021, GRE entered into an agreement to sell Coal Creek Station and the adjacent high-voltage direct current transmission line to Bismarck, North Dakota-based Rainbow Energy Center, LLC (“Rainbow Energy”) and its affiliates. The transaction between GRE and Rainbow Energy is subject to the satisfaction of certain conditions, including regulatory approvals associated with the sale of Coal Creek Station and the related transmission assets and the posting of a performance bond related to final mine reclamation. If the conditions are satisfied, the transaction is expected to close before the end of 2021.

Upon completion of the sale of Coal Creek Station, the existing Coal Sales Agreement, the existing Mortgage and Security Agreement and the existing Option Agreement between GRE and Falkirk will be terminated. Falkirk and GRE have entered into a termination and release of claims agreement. Upon completion of the sale of Coal Creek Station, GRE will pay Falkirk $14.0 million in cash, as well as transfer ownership of an office building located in Bismarck, North Dakota, and convey membership units in Midwest AgEnergy to NACoal. NACCO currently holds a $5.0 million investment in Midwest AgEnergy, which operates two ethanol facilities in North Dakota.

If GRE's efforts to sell the power plant are successful, a new Coal Sales Agreement (“CSA”) between Falkirk and Rainbow Energy will become effective and Falkirk will begin supplying all coal requirements of Coal Creek Station concurrent with Rainbow Energy’s acquisition of the power plant. Falkirk will no longer make any coal deliveries to GRE’s Spiritwood Station. Falkirk will be paid a management fee and Rainbow Energy will be responsible for funding all mine operating costs and directly or indirectly providing all of the capital required to operate the mine. The CSA specifies that Falkirk will perform final mine reclamation, which will be funded in its entirety by Rainbow Energy. The initial production period is expected to run ten years from the effective date of the CSA, but the CSA may be extended or terminated early under certain circumstances. If Rainbow Energy terminates the CSA and closes Coal Creek Station before 2027, Falkirk will be entitled to an additional payment from GRE under the terms of the termination and release of claims agreement. The additional payment amount ranges from $8 million if the closure occurs before 2024 to $2 million if the closure occurs in 2026. To support the transfer to new ownership, Falkirk has agreed to a reduction in the current per ton management fee from the effective date of the new CSA through May 31, 2024. After May 31, 2024, the per ton management fee increases to a higher base in line with current fee levels, and thereafter adjusts annually according to specific indices which track broad measures of U.S. inflation.

Bisti supplies the Four Corners Power Plant through its contract mining agreement with the Navajo Transitional Energy Company ("NTEC"). On June 17, 2021, the Company received notification that the contract mining agreement between Bisti and NTEC will be terminated effective September 30, 2021. As required under the agreement, it is anticipated NTEC will pay NACCO a termination fee of approximately $10 million. NTEC will assume control and responsibility for operation of the Navajo Mine upon termination of the contract mining agreement. All liabilities, including mine reclamation, are the responsibility of NTEC.

Sabine operates the Sabine Mine in Texas. All production from Sabine is delivered to Southwestern Electric Power Company's (“SWEPCO”) Henry W. Pirkey Plant (the “Pirkey Plant”). SWEPCO is an American Electric Power (“AEP”) company. In November 2020, AEP announced it intends to retire the Pirkey Plant in 2023. SWEPCO expects deliveries from Sabine to continue until the first quarter of 2023 at which time Sabine expects to begin final reclamation. Funding for mine reclamation is the responsibility of SWEPCO.

Coteau operates the Freedom Mine in North Dakota. All coal production from the Freedom Mine is delivered to Basin Electric Power Cooperative (“Basin Electric”). Basin Electric utilizes the coal at the Great Plains Synfuels Plant (the “Synfuels Plant”), Antelope Valley Station and Leland Olds Station. The Synfuels Plant is a coal gasification plant that manufactures synthetic natural gas and produces fertilizers, solvents, phenol, carbon dioxide, and other chemical products for sale. In November 2020, Basin Electric informed Coteau that it is considering changes that may result in modifications to its Synfuels Plant that could potentially reduce or eliminate coal requirements at the Synfuels Plant beginning in 2026. Basin Electric indicated that if it decides to proceed with any changes that could reduce or eliminate the use of coal, the feedstock change is not expected to occur before 2026. In June 2021, Basin Electric announced it was also evaluating the Synfuels Plant for possible sale.

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

All operating coal mines other than MLMC meet the definition of a variable interest entity (“VIE”). In each case, NACCO is not the primary beneficiary of the VIE as it does not exercise financial control; therefore, NACCO does not consolidate the results of these operations within its financial statements. Instead, these contracts are accounted for as equity method investments. The income before income taxes associated with these VIEs is reported as Earnings of unconsolidated operations on the Unaudited Condensed Consolidated Statements of Operations and the Company’s investment is reported on the line Investments in unconsolidated subsidiaries in the Unaudited Condensed Consolidated Balance Sheets. The mines that meet the definition of a VIE are referred to collectively as the “Unconsolidated Subsidiaries.” For tax purposes, the Unconsolidated Subsidiaries are included within the NACCO consolidated U.S. tax return; therefore, the income tax expense line on the Unaudited Condensed Consolidated Statements of Operations includes income taxes related to these entities. See Note 6 for further information on the Unconsolidated Subsidiaries.

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

Caddo Creek Resources Company, LLC (“Caddo Creek”) ceased all mining and delivery of lignite and commenced mine reclamation in the fourth quarter of 2020. The financial results of Caddo Creek are consolidated within NACCO's financial statements for the six months ended June 30, 2021. Prior to entering into reclamation, Caddo Creek met the definition of a VIE; therefore, the financial results of Caddo Creek are reported as Earnings of unconsolidated operations for the three and six months ended June 30, 2020. The reclamation at Caddo Creek is expected to be substantially complete by June 30, 2022.

NAMining Segment
The NAMining segment provides value-added contract mining and other services for producers of aggregates, lithium and other minerals. The segment is a primary platform for the Company’s growth and diversification of mining activities outside of the coal industry. NAMining provides contract mining services for independently owned mines and quarries, creating value for its customers by performing the mining aspects of its customers’ operations. This allows customers to focus on their areas of expertise: materials handling and processing, product sales and distribution. NAMining operates primarily at limestone quarries in Florida, but is focused on expanding outside of Florida, mining materials other than limestone and expanding the scope of mining operations provided to its customers. In the second quarter of 2021, NAMining entered into a one-year mining services contract with an existing customer for a sand and gravel quarry in Indiana. In addition, NAMining will serve as exclusive contract miner for the Thacker Pass lithium project in northern Nevada.

NAMining utilizes both fixed price and management fee contract structures. Certain of the entities within the NAMining segment are VIEs and are accounted for under the equity method as Unconsolidated Subsidiaries. See Note 6 for further discussion.

Minerals Management Segment
The Minerals Management segment derives income primarily by leasing its royalty and mineral interests to third-party exploration and production companies, and, to a lesser extent, other mining companies, granting them the rights to explore, develop, mine, produce, market and sell gas, oil, and coal in exchange for royalty payments based on the lessees' sales of those minerals. During 2021 and 2020, the Minerals Management segment acquired mineral interests, primarily in the Eagle Ford and Permian Basins in Texas and intends to make future acquisitions of mineral and royalty interests that meet the Company’s acquisition criteria as part of its growth strategy.

In the second quarter of 2021, the Minerals Management segment, through its Catapult Mineral Partners (“Catapult”) business, acquired a combination of mineral and overriding royalty interests in the Eagle Ford Basin, which includes approximately 14.1 thousand gross acres and 1.7 thousand net royalty acres, for $4.7 million. Under the terms of the transaction, Catapult will make additional payments for each additional well developed on the acquired assets at the end of 2021 and 2022 of up to a maximum of $0.6 million per year, or an additional $1.2 million of additional payments in total. Catapult also completed a small acquisition of royalty interests in the Delaware Basin in the second quarter of 2021 for a purchase price of $0.3 million.

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

Basis of Presentation: These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at June 30, 2021, the results of its operations, comprehensive income, cash flows and changes in equity for the six months ended June 30, 2021 and 2020 have been included. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

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

At NAMining, the management service to oversee the operation of the equipment and delivery of aggregates or other minerals is the performance obligation accounted for as a series. Performance momentarily creates an asset that the customer simultaneously receives and consumes; therefore, control is transferred to the customer over time. Consistent with the conclusion that the customer simultaneously receives and consumes the benefits provided, an input-based measure of progress is appropriate. As each month of service is completed, revenue is recognized for the amount of actual costs incurred, plus the management fee or fixed fee and the general and administrative fee (as applicable). Fluctuations in revenue from period to period result from changes in customer demand primarily due to increases and decreases in activity levels on individual contracts and variances in reimbursable costs.

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

Significant Judgments
The Company’s contracts with its customers contain different types of variable consideration including, but not limited to, management fees that adjust based on volumes or MMBtu delivered, however, the terms of these variable payments relate specifically to the Company's efforts to satisfy one or more, but not all of, the performance obligations (or to a specific outcome from satisfying the performance obligations) in the contract. Therefore, the Company allocates each variable payment (and subsequent changes to that payment) entirely to the specific performance obligation to which it relates. Management fees, as well as general and administrative fees, are also adjusted based on changes in specified indices (e.g., CPI) to compensate for general inflation changes. Index adjustments, if applicable, are effective prospectively.

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
Prior Period Performance Obligations
The Company records royalty income in the month production is delivered to the purchaser. As a non-operator, the Company has limited visibility into when new wells start producing and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Company is required to estimate the amount of production delivered to the purchaser of the product and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded in "Accounts receivable" in the accompanying Unaudited Condensed Consolidated Balance Sheets. The difference between the Company’s estimates and the actual amounts received is recorded in the month that payment is received from the third-party lessee. For the three and six months ended June 30, 2021 and 2020, royalty income recognized in the reporting periods related to performance obligations satisfied in prior reporting periods was immaterial.

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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2021	2020	2021	2020
Timing of Revenue Recognition
Goods transferred at a point in time	$20,117	$20,976	$41,495	$41,260
Services transferred over time	25,779	14,379	49,506	31,739
Total revenues	$45,896	$35,355	$91,001	$72,999

Contract Balances
The opening and closing balances of the Company’s current and long-term accounts receivable, contract assets and contract liabilities are as follows:

	Contract balances
	Trade accounts receivable, net	Contract asset (long-term)	Contract liability (current)	Contract liability (long-term)
Balance, January 1, 2021	$18,894	$4,984	$941	$3,626
Balance, June 30, 2021	21,277	5,321	868	4,113
Increase (decrease)	$2,383	$337	$(73)	$487

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

The amount of revenue recognized in both of the three months ended June 30, 2021 and 2020 that was included in the opening contract liability was $0.3 million. The amount of revenue recognized in both of the six months ended June 30, 2021 and 2020 that was included in the opening contract liability was $0.5 million. This revenue consists of up-front lease bonus payments received under royalty contracts that are recognized over the primary term of the royalty contracts, which are generally five years. The Company expects to recognize an additional $0.5 million in the remainder of 2021, $4.0 million in 2022, $0.3 million in 2023, and $0.1 million in 2024 related to the contract liability remaining at June 30, 2021. The difference between the opening and closing balances of the Company’s accounts receivable, contract assets and contract liabilities results from the timing difference between the Company’s performance and the customer’s payment.

The Company has no contract assets recognized from the costs to obtain or fulfill a contract with a customer.

NOTE 3—Inventories

Inventories are summarized as follows:

	JUNE 30 2021	DECEMBER 31 2020
Coal	$16,025	$17,695
Mining supplies	33,691	29,856
Total inventories	$49,716	$47,551

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

NOTE 5—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Date	(Level 1)	(Level 2)	(Level 3)
	June 30, 2021
Assets:
Equity securities	$14,655	$14,655	$—	$—
	$14,655	$14,655	$—	$—

	December 31, 2020
Assets:
Equity securities	$13,164	$13,164	$—	$—
	$13,164	$13,164	$—	$—

Bellaire Corporation (“Bellaire”) is a non-operating subsidiary of the Company with legacy liabilities relating to closed mining operations, primarily former Eastern U.S. underground coal mining operations. Prior to 2019, Bellaire established a $5.0 million mine water treatment trust (the "Mine Water Treatment Trust") to provide a financial assurance mechanism to assure the long-term treatment of post-mining discharge. Bellaire's Mine Water Treatment Trust invests in equity securities that are reported at fair value based upon quoted market prices in active markets for identical assets; therefore, they are classified as Level 1 within the fair value hierarchy. The Company recognized a gain of $0.7 million and $1.0 million during the three and six months ended June 30, 2021, respectively, and a gain of $1.1 million and a loss of $0.1 million in the three and six months ended June 30, 2020, respectively, related to the Mine Water Treatment Trust.

During the second quarter of 2020, the Company invested $2.0 million in equity securities of a public company with a diversified portfolio of royalty producing mineral interests. The investment is reported at fair value based upon quoted market prices in active markets for identical assets; therefore, it is classified as Level 1 within the fair value hierarchy. The Company recognized a gain of $0.6 million and $1.1 million during the three and six months ended June 30, 2021, respectively, and a gain of $0.4 million in both the three and six months ended June 30, 2020 related to the investment in these equity securities.

The gains and losses related to equity securities are reported on the line (Gain) loss on equity securities in the Other (income) expense section of the Unaudited Condensed Consolidated Statements of Operations.

There were no transfers into or out of Levels 1, 2 or 3 during the six months ended June 30, 2021 and 2020.

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

The Investment in the unconsolidated subsidiaries and related tax positions totaled $20.9 million and $29.0 million at June 30, 2021 and December 31, 2020, respectively. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $5.5 million and $6.5 million at June 30, 2021 and December 31, 2020, respectively. Earnings of unconsolidated operations were $13.5 million and $28.9 million during the three and six months ended June 30, 2021, respectively, and $13.8 million and $29.8 million during the three and six months ended June 30, 2020, respectively.

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

The Company has items not directly attributable to a reportable segment that are not included as part of the measurement of segment operating profit, which include primarily administrative costs related to public company reporting requirements at the parent company and the financial results of Mitigation Resources of North America (“Mitigation Resources”) and Bellaire. Mitigation Resources generates and sells stream and wetland mitigation credits (known as mitigation banking) and provides services to those engaged in permittee-responsible stream and wetland mitigation. Bellaire manages the Company’s long-term liabilities related to former Eastern U.S. underground mining activities.

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

See Note 1 for additional discussion of the Company's reportable segments. The following tables present revenue, operating profit, depreciation expense and capital expenditures:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2021	2020	2021	2020
Revenues
Coal Mining	$23,063	$21,573	$46,802	$42,501
NAMining	17,486	12,048	33,628	23,672
Minerals Management	5,608	1,987	11,108	7,228
Unallocated Items	910	327	1,053	353
Eliminations	(1,171)	(580)	(1,590)	(755)
Total	$45,896	$35,355	$91,001	$72,999

Operating profit (loss)
Coal Mining	$8,542	$7,498	$17,226	$14,683
NAMining	783	544	913	1,275
Minerals Management	4,173	510	8,408	4,777
Unallocated Items	(4,795)	(4,158)	(9,568)	(8,718)
Eliminations	(33)	88	21	45
Total	$8,670	$4,482	$17,000	$12,062

Expenditures for property, plant and equipment and acquisition of mineral interests
Coal Mining	$3,115	$3,844	$4,732	$4,667
NAMining	2,952	3,163	5,818	7,186
Minerals Management	5,105	276	5,498	739
Unallocated Items	79	158	79	207
Total	$11,251	$7,441	$16,127	$12,799

Depreciation, depletion and amortization
Coal Mining	$4,127	$3,615	$8,334	$7,158
NAMining	930	652	1,829	1,298
Minerals Management	522	327	969	654
Unallocated Items	38	30	70	58
Total	$5,617	$4,624	$11,202	$9,168

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
Management's Discussion and Analysis of Financial Condition and Results of Operations include NACCO Industries, Inc.® (“NACCO”) and its wholly owned subsidiaries (collectively, the “Company”). NACCO brings natural resources to life by delivering aggregates, minerals, reliable fuels and environmental solutions through its robust portfolio of NACCO Natural Resources businesses. The Company operates under three business segments: Coal Mining, North American Mining ("NAMining") and Minerals Management. The Coal Mining segment operates surface coal mines for power generation companies and an activated carbon producer. The NAMining segment is a trusted mining partner for producers of aggregates, lithium and other minerals. The Minerals Management segment promotes the development of mineral interests. In addition, Mitigation Resources of North America® (“Mitigation Resources”) provides stream and wetland mitigation solutions.

The Company has items not directly attributable to a reportable segment that are not included as part of the measurement of segment operating profit, which include primarily administrative costs related to public company reporting requirements at the parent company and the financial results of Mitigation Resources and Bellaire Corporation ("Bellaire.") Bellaire manages the Company’s long-term liabilities related to former Eastern U.S. underground mining activities.

All financial statement line items below operating profit (other income, including interest expense and interest income, the provision for income taxes and net income) are presented and discussed within this Form 10-Q on a consolidated basis.

The Company’s operating segments are further described below:

Coal Mining Segment
The Coal Mining segment, operating as The North American Coal Corporation® ("NACoal"), operates surface coal mines under long-term contracts with power generation companies and an activated carbon producer pursuant to a service-based business model. Coal is surface-mined in North Dakota, Texas, Mississippi, Louisiana and on the Navajo Nation in New Mexico. Each mine is fully integrated with its customer's operations.

During the six months ended June 30, 2021, the Company's operating coal mines were: Bisti Fuels Company, LLC (“Bisti”), The Coteau Properties Company (“Coteau”), Coyote Creek Mining Company, LLC (“Coyote Creek”), Demery Resources Company, LLC (“Demery”), The Falkirk Mining Company (“Falkirk”), Mississippi Lignite Mining Company (“MLMC”) and The Sabine Mining Company (“Sabine”).

Falkirk operates the Falkirk Mine in North Dakota. Falkirk is the sole supplier of lignite coal to the Coal Creek Station power plant pursuant to a contract under which Falkirk also supplies approximately 0.3 million tons of lignite coal per year to Spiritwood Station power plant. Coal Creek Station and Spiritwood Station are owned by Great River Energy (“GRE”). In May 2020, GRE announced its intent to sell or retire Coal Creek Station in the second half of 2022 and modify Spiritwood Station to be fueled by natural gas.

On June 30, 2021, GRE entered into an agreement to sell Coal Creek Station and the adjacent high-voltage direct current transmission line to Bismarck, North Dakota-based Rainbow Energy Center, LLC (“Rainbow Energy”) and its affiliates. The transaction between GRE and Rainbow Energy is subject to the satisfaction of certain conditions, including regulatory approvals associated with the sale of Coal Creek Station and the related transmission assets and the posting of a performance bond related to final mine reclamation. If the conditions are satisfied, the transaction is expected to close before the end of 2021.

Upon completion of the sale of Coal Creek Station, the existing Coal Sales Agreement, the existing Mortgage and Security Agreement and the existing Option Agreement between GRE and Falkirk will be terminated. Falkirk and GRE have entered into a termination and release of claims agreement. Upon completion of the sale of Coal Creek Station, GRE will pay Falkirk $14.0 million in cash, as well as transfer ownership of an office building located in Bismarck, North Dakota, and convey membership units in Midwest AgEnergy to NACoal. NACCO currently holds a $5.0 million investment in Midwest AgEnergy, which operates two ethanol facilities in North Dakota.

If GRE's efforts to sell the power plant are successful, a new Coal Sales Agreement (“CSA”) between Falkirk and Rainbow Energy will become effective and Falkirk will begin supplying all coal requirements of Coal Creek Station concurrent with Rainbow Energy’s acquisition of the power plant. Falkirk will no longer make any coal deliveries to GRE’s Spiritwood Station. Falkirk will be paid a management fee and Rainbow Energy will be responsible for funding all mine operating costs and directly or indirectly providing all of the capital required to operate the mine. The CSA specifies that Falkirk will perform final mine reclamation, which will be funded in its entirety by Rainbow Energy. The initial production period is expected to run ten years from the effective date of the CSA, but the CSA may be extended or terminated early under certain circumstances. If Rainbow Energy terminates the CSA and closes Coal Creek Station before 2027, Falkirk will be entitled to an additional payment from GRE under the terms of the termination and release of claims agreement. The additional payment amount ranges from $8 million if the closure occurs before 2024 to $2 million if the closure occurs in 2026. To support the transfer to new ownership, Falkirk has agreed to a reduction in the current per ton management fee from the effective date of the new CSA through May 31, 2024. After May 31, 2024, the per ton management fee increases to a higher base in line with current fee levels, and thereafter adjusts annually according to specific indices which track broad measures of U.S. inflation.

Bisti supplies the Four Corners Power Plant through its contract mining agreement with the Navajo Transitional Energy Company ("NTEC"). On June 17, 2021, the Company received notification that the contract mining agreement between Bisti and NTEC will be terminated effective September 30, 2021. As required under the agreement, it is anticipated NTEC will pay NACCO a termination fee of approximately $10 million. NTEC will assume control and responsibility for operation of the Navajo Mine upon termination of the contract mining agreement. All liabilities, including mine reclamation, are the responsibility of NTEC.

Sabine operates the Sabine Mine in Texas. All production from Sabine is delivered to Southwestern Electric Power Company's (“SWEPCO”) Henry W. Pirkey Plant (the “Pirkey Plant”). SWEPCO is an American Electric Power (“AEP”) company. In November 2020, AEP announced it intends to retire the Pirkey Plant in 2023. SWEPCO expects deliveries from Sabine to continue until the first quarter of 2023 at which time Sabine expects to begin final reclamation. Funding for mine reclamation is the responsibility of SWEPCO.

Coteau operates the Freedom Mine in North Dakota. All coal production from the Freedom Mine is delivered to Basin Electric Power Cooperative (“Basin Electric”). Basin Electric utilizes the coal at the Great Plains Synfuels Plant (the “Synfuels Plant”), Antelope Valley Station and Leland Olds Station. The Synfuels Plant is a coal gasification plant that manufactures synthetic natural gas and produces fertilizers, solvents, phenol, carbon dioxide, and other chemical products for sale. In November 2020, Basin Electric informed Coteau that it is considering changes that may result in modifications to its Synfuels Plant that could potentially reduce or eliminate coal requirements at the Synfuels Plant beginning in 2026. Basin Electric indicated that if it decides to proceed with any changes that could reduce or eliminate the use of coal, the feedstock change is not expected to occur before 2026. In June 2021, Basin Electric announced it was also evaluating the Synfuels Plant for possible sale.

Coteau, Coyote, Falkirk, MLMC and Sabine supply lignite coal for power generation. Bisti supplies sub-bituminous coal for power generation. Demery supplies lignite coal for the production of activated carbon. Each mine is the exclusive supplier of coal to its customers' facilities. Each of these mines deliver their coal production to adjacent or nearby power plants, synfuels plants or an activated carbon processing facility under long-term supply contracts. MLMC’s coal supply contract contains a take or pay provision; all other coal supply contracts are requirements contracts under which earnings can fluctuate. In addition, certain coal supply contracts can be terminated early, which would result in a reduction to future earnings.

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

All operating coal mines other than MLMC meet the definition of a variable interest entity (“VIE”). In each case, NACCO is not the primary beneficiary of the VIE as it does not exercise financial control; therefore, NACCO does not consolidate the results of these operations within its financial statements. Instead, these contracts are accounted for as equity method investments. The income before income taxes associated with these VIEs is reported as Earnings of unconsolidated operations on the Unaudited Condensed Consolidated Statements of Operations and the Company’s investment is reported on the line Investments in unconsolidated subsidiaries in the Unaudited Condensed Consolidated Balance Sheets. The mines that meet the definition of a VIE are referred to collectively as the “Unconsolidated Subsidiaries.” For tax purposes, the Unconsolidated Subsidiaries are included within the NACCO consolidated U.S. tax return; therefore, the income tax expense line on the

Unaudited Condensed Consolidated Statements of Operations includes income taxes related to these entities. See Note 6 for further information on the Unconsolidated Subsidiaries.

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

The Company performs contemporaneous reclamation activities at each mine in the normal course of operations. Under all of the Unconsolidated Subsidiaries’ contracts, the customer has the obligation to fund final mine reclamation activities. Under certain contracts, the Unconsolidated Subsidiary holds the mine permit and is therefore responsible for final mine reclamation activities. To the extent the Unconsolidated Subsidiary performs such final reclamation, it is compensated for providing those services in addition to receiving reimbursement from customers for costs incurred. Caddo Creek Resources Company, LLC (“Caddo Creek”) ceased all mining and delivery of lignite and commenced mine reclamation during 2020. The reclamation at Caddo Creek is expected to be substantially complete by June 30, 2022. The terms of the contract to perform mine reclamation contain a fixed-price component and therefore, Caddo Creek no longer meets the VIE criteria. As a result, Caddo Creek is consolidated within the Company's financial statements.

NAMining Segment
The NAMining segment provides value-added contract mining and other services for producers of aggregates, lithium and other minerals. The segment is a primary platform for the Company’s growth and diversification of mining activities outside of the coal industry. NAMining provides contract mining services for independently owned mines and quarries, creating value for its customers by performing the mining aspects of its customers’ operations. This allows customers to focus on their areas of expertise: materials handling and processing, product sales and distribution. NAMining operates primarily at limestone quarries in Florida, but is focused on expanding outside of Florida, mining materials other than limestone and expanding the scope of mining operations provided to its customers. In the second quarter of 2021, NAMining entered into a one-year mining services contract with an existing customer for a sand and gravel quarry in Indiana. In addition, NAMining will serve as exclusive contract miner for the Thacker Pass lithium project in northern Nevada.

NAMining utilizes both fixed price and management fee contract structures. Certain of the entities within the NAMining segment are VIEs and are accounted for under the equity method as Unconsolidated Subsidiaries. See Note 6 for further discussion.

Minerals Management Segment
The Minerals Management segment derives income primarily by leasing its royalty and mineral interests to third-party exploration and production companies, and, to a lesser extent, other mining companies, granting them the rights to explore, develop, mine, produce, market and sell gas, oil, and coal in exchange for royalty payments based on the lessees' sales of those minerals. During 2021 and 2020, the Minerals Management segment acquired mineral interests, primarily in the Eagle Ford and Permian Basins in Texas and intends to make future acquisitions of mineral and royalty interests that meet the Company’s acquisition criteria as part of its growth strategy.

In the second quarter of 2021, the Minerals Management segment, through its Catapult Mineral Partners (“Catapult”) business, acquired a combination of mineral and overriding royalty interests in the Eagle Ford Basin, which includes approximately 14.1 thousand gross acres and 1.7 thousand net royalty acres, for $4.7 million. Under the terms of the transaction, Catapult will make additional payments for each additional well developed on the acquired assets at the end of 2021 and 2022 of up to a maximum of $0.6 million per year, or an additional $1.2 million of additional payments in total. Catapult also completed a small acquisition of royalty interests in the Delaware Basin in the second quarter of 2021 for a purchase price of $0.3 million.

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

CONSOLIDATED FINANCIAL SUMMARY

The results of operations for NACCO were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2021	2020	2021	2020
Revenues:
Coal Mining	$23,063	$21,573	$46,802	$42,501
NAMining	17,486	12,048	33,628	23,672
Minerals Management	5,608	1,987	11,108	7,228
Unallocated Items	910	327	1,053	353
Eliminations	(1,171)	(580)	(1,590)	(755)
Total revenue	$45,896	$35,355	$91,001	$72,999
Operating profit (loss):
Coal Mining	$8,542	$7,498	$17,226	$14,683
NAMining	783	544	913	1,275
Minerals Management	4,173	510	8,408	4,777
Unallocated Items	(4,795)	(4,158)	(9,568)	(8,718)
Eliminations	(33)	88	21	45
Total operating profit	$8,670	$4,482	$17,000	$12,062
Interest expense	359	330	715	733
Interest income	(100)	(129)	(220)	(530)
Closed mine obligations	364	390	747	824
Gain on equity securities	(1,262)	(1,512)	(2,085)	(316)
Other, net	(127)	(181)	(257)	(329)
Other (income) expense, net	(766)	(1,102)	(1,100)	382
Income before income tax provision (benefit)	9,436	5,584	18,100	11,680
Income tax provision (benefit)	2,931	(466)	2,634	(536)
Net income	$6,505	$6,050	$15,466	$12,216

Effective income tax rate	31.1%	(8.3)%	14.6%	(4.6)%

The components of the change in revenues and operating profit are discussed below in "Segment Results."

Second Quarter of 2021 Compared with Second Quarter of 2020, and First Six Months of 2021 Compared with First Six Months of 2020

Other (income) expense, net

Interest income decreased by $0.3 million in the first six months of 2021 compared with the respective 2020 period primarily due to lower interest rates and a lower average invested cash balance.

Gain on equity securities represents changes in the market price of invested assets reported at fair value. The change in the second quarter of 2021 and the first six months of 2021 compared with the respective 2020 periods was due to fluctuations in the market prices of the underlying assets. See Note 5 to the Unaudited Condensed Consolidated Financial Statements for further discussion of equity securities.

Income Taxes

The Company evaluates and updates its estimated annual effective income tax rate on a quarterly basis based on current and forecasted operating results and tax laws. Consequently, based upon the mix and timing of actual earnings compared to projections of earnings between entities that benefit from percentage depletion and those that do not, the effective tax rate may vary quarterly. Changes in the estimated annual effective tax rate result in a cumulative adjustment. The increase in the estimated annual effective income tax rate for the quarter ended June 30, 2021 compared to the quarter ended March 31, 2021 reflects the impact of higher pre-tax income, including the anticipated settlement under the termination and release of claims agreement with GRE and the termination fee associated with the Bisti contract termination. The estimated annual effective income tax rate differs from the U.S. federal statutory rate due to the benefit from percentage depletion. The quarterly income tax provision is generally comprised of tax expense on income or a benefit on a loss at the most recent estimated annual effective income tax rate, adjusted for the effect of discrete items.

The enactment of tax reform legislation could adversely impact the Company’s financial position and results of operations. Legislation or other changes in U.S. tax law could increase the Company’s tax liability and adversely affect its after-tax profitability. The Biden administration has proposed to increase the U.S. corporate income tax rate to 28% from 21% and eliminate certain U.S. federal income tax benefits currently available to coal mining and oil and gas exploration and development companies. Such proposed changes could have a significant impact on the Company’s effective income tax rate, cash tax expenses and deferred taxes in future periods.

LIQUIDITY AND CAPITAL RESOURCES OF NACCO

Cash Flows

The following tables detail NACCO's changes in cash flow for the six months ended June 30:

	2021	2020	Change
Operating activities:
Net cash provided by (used for) operating activities	$29,318	$(12,489)	$41,807

Investing activities:
Expenditures for property, plant and equipment and acquisition of mineral interests	(16,127)	(12,799)	(3,328)
Other	38	(1,845)	1,883
Net cash used for investing activities	(16,089)	(14,644)	(1,445)
Cash flow before financing activities	$13,229	$(27,133)	$40,362

The $41.8 million change in net cash provided by (used for) operating activities was primarily due to a net favorable change in working capital, including:
•Decreased payments made under deferred compensation and long-term incentive compensation plans in the first six months of 2021 compared with the first six months of 2020, and
•A reduction in refundable federal income taxes in the first six months of 2021 compared with an increase in the first six months of 2020.

The change in net cash used for investing activities was primarily attributable to an increase in the acquisition of mineral interests within the Minerals Management segment.

	2021	2020	Change
Financing activities:
Net (reductions) additions to long-term debt and revolving credit agreement	$(13,881)	$3,479	$(17,360)
Cash dividends paid	(2,786)	(2,690)	(96)
Purchase of treasury shares	—	(1,002)	1,002
Net cash used for financing activities	$(16,667)	$(213)	$(16,454)

The change in net cash used for financing activities was primarily due to repayments during the first six months of 2021 compared with borrowings during the first six months of 2020.

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

NACoal has an unsecured revolving line of credit of up to $150.0 million (the “NACoal Facility”) that expires in August 2022. Borrowings outstanding under the NACoal Facility were $19.0 million at June 30, 2021. At June 30, 2021, the excess availability under the NACoal Facility was $109.9 million, which reflects a reduction for outstanding letters of credit of $21.1 million.

The NACoal Facility has performance-based pricing, which sets interest rates based upon NACoal achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective June 30, 2021, for base rate and LIBOR loans were 1.00% and 2.00%, respectively. The NACoal Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.35% on the unused commitment at June 30, 2021. The weighted average interest rate applicable to the NACoal Facility at June 30, 2021 was 2.10% including the floating rate margin.

The NACoal Facility contains restrictive covenants, which require, among other things, NACoal to maintain a maximum debt to EBITDA ratio of 3.00 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The NACoal Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 2.00 to 1.00, or if greater than 2.00 to 1.00, a Fixed Charge Coverage Ratio of 1.10 to 1.00, in conjunction with maintaining unused availability thresholds of borrowing capacity, as defined in the NACoal Facility, of $15.0 million. At June 30, 2021, NACoal was in compliance with all financial covenants in the NACoal Facility.

Surety Bonds

The Company uses surety bonds to guarantee performance of its consolidated mine reclamation obligations. During the six months ended June 30, 2021, the Company replaced $8.0 million of outstanding surety bonds with letters of credit. In addition, during the six months ended June 30, 2021, the Company provided a $10.0 million letter of credit to its surety company to collateralize a portion of its remaining surety bonds. The Company expects to provide another $10.0 million letter of credit to its surety company before the end of 2021. The use of letters of credit reduces the amount available under the NACoal Facility.

Expenditures for property, plant and equipment and mineral interests

Expenditures for property, plant and equipment and mineral interests were $16.1 million during the first six months of 2021. Planned expenditures for the remainder of 2021 are expected to be approximately $45 million, primarily consisting of $21 million in the Coal Mining segment, $19 million in the NAMining segment and $5 million in the Minerals Management segment.

In the Coal Mining segment, elevated levels of expected capital expenditures through 2021 are primarily related to spending at MLMC as it develops a new mine area. In the NAMining segment, expected capital expenditures in 2021 are primarily for the acquisition, relocation and refurbishment of draglines and the acquisition of other mining equipment to support the expansion of contract mining services beyond NAMining's historical dragline-oriented model. In the Minerals Management segment, expected expenditures in 2021 are primarily for the acquisition of mineral and royalty interests.

Expenditures are expected to be funded from internally generated funds and/or bank borrowings.

Capital Structure

NACCO's consolidated capital structure is presented below:

	JUNE 30 2021	DECEMBER 31 2020	Change
Cash and cash equivalents	$85,012	$88,450	$(3,438)
Other net tangible assets	250,816	244,907	5,909
Intangible assets, net	33,437	35,330	(1,893)
Net assets	369,265	368,687	578
Total debt	(31,973)	(46,465)	14,492
Bellaire closed mine obligations	(21,565)	(21,598)	33
Total equity	$315,727	$300,624	$15,103
Debt to total capitalization	9%	13%	(4)%

The increase in other net tangible assets was primarily due to an increase in prepaid insurance from higher insurance premiums and a decrease in payroll obligations, partially offset by a decrease in refundable incomes taxes at June 30, 2021 compared with December 31, 2020.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2020, there have been no significant changes in the total amount of NACCO's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 46 in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, except for the changes in the letters of credit as described under the Surety Bond section in this Form 10-Q. See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of certain guarantees related to Coyote Creek.

SEGMENT RESULTS

COAL MINING SEGMENT

FINANCIAL REVIEW

Tons of coal delivered by the Coal Mining segment were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2021	2020	2021	2020
Unconsolidated operations	6,076	5,947	13,663	13,628
Consolidated operations	775	815	1,610	1,582
Total tons delivered	6,851	6,762	15,273	15,210

The results of operations for the Coal Mining segment were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2021	2020	2021	2020
Revenues	$23,063	$21,573	$46,802	$42,501
Cost of sales	19,652	19,861	41,254	41,135
Gross profit	3,411	1,712	5,548	1,366
Earnings of unconsolidated operations(a)	12,392	12,800	26,796	27,827
Selling, general and administrative expenses	6,278	6,222	13,192	12,941
Amortization of intangible assets	911	792	1,893	1,569
Loss on sale of assets	72	—	33	—
Operating profit	$8,542	$7,498	$17,226	$14,683

(a) See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.

Second Quarter of 2021 Compared with Second Quarter of 2020

Revenues increased 6.9% in the second quarter of 2021 compared with the second quarter of 2020 primarily due to the recognition of reclamation revenue from Caddo Creek. During the fourth quarter of 2020, Caddo Creek entered into a contract with a subsidiary of Advanced Emissions Solutions to perform mine reclamation. As a result of these changes, Caddo Creek financial results are consolidated within the Coal Mining segment.

The following table identifies the components of change in operating profit for the second quarter of 2021 compared with the second quarter of 2020:

Operating Profit
2020	$7,498
Increase (decrease) from:
Gross profit	1,699
Earnings of unconsolidated operations	(408)
Amortization of intangibles	(119)
Loss on sale of assets	(72)
Selling, general and administrative expenses	(56)
2021	$8,542

Operating profit increased $1.0 million in the second quarter of 2021 compared with the second quarter of 2020 primarily due to an increase in gross profit, partially offset by a decrease in earnings of unconsolidated operations. The improvement in gross profit was mainly due to a reduction in costs for outside services at Centennial Natural Resources and income associated with mine reclamation at Caddo Creek.

The decrease in earnings of unconsolidated operations was primarily due to the expected reduction in fees earned at the Liberty Mine as the scope of final reclamation activities declined, the termination of the Camino Real Fuels, LLC contract mining agreement effective July 1, 2020 and the cessation of coal deliveries at Caddo Creek. These decreases were partially offset by an increase in customer demand at Falkirk and Sabine.

Higher insurance expense was offset by a decrease in other selling, general and administrative expenses including employee-related costs resulting from lower headcount, primarily due to the 2020 voluntary separation program. A portion of the increase in insurance expense is passed through to the Unconsolidated Subsidiaries and included in Earnings of Unconsolidated Operations.

First Six Months of 2021 Compared with First Six Months of 2020

Revenues increased 10.1% in the first six months of 2021 compared with the first six months of 2020 primarily due to the recognition of reclamation revenue from Caddo Creek.

The following table identifies the components of change in operating profit for the first six months of 2021 compared with the first six months of 2020:

Operating Profit
2020	$14,683
Increase (decrease) from:
Gross profit	4,182
Earnings of unconsolidated operations	(1,031)
Amortization of intangibles	(324)
Selling, general and administrative expenses	(251)
Loss on sale of assets	(33)
2021	$17,226

Operating profit increased $2.5 million in the first six months of 2021 compared with the first six months of 2020 primarily due to an increase in gross profit, partially offset by a decrease in earnings of unconsolidated operations. The improvement in gross profit was mainly due to a reduction in the cost per ton and an overall increase in the profit per ton delivered at MLMC. In addition, a reduction in costs for outside services at Centennial Natural Resources and income associated with mine reclamation at Caddo Creek also contributed to the improvement in gross profit.

The decrease in earnings of unconsolidated operations was primarily due to the expected reduction in fees earned at the Liberty Mine as the scope of final reclamation activities declined, the termination of the Camino Real Fuels, LLC contract mining agreement effective July 1, 2020 and the cessation of coal deliveries at Caddo Creek. These decreases were partially offset by an increase in customer demand at Falkirk and Sabine.

The increase in selling, general and administrative expenses was primarily due to higher insurance expense partially offset by a decrease in employee-related costs resulting from lower headcount, primarily due to the 2020 voluntary separation program. A portion of the increase in insurance expense is passed through to the Unconsolidated Subsidiaries and included in Earnings of Unconsolidated Operations.

NORTH AMERICAN MINING ("NAMining") SEGMENT

FINANCIAL REVIEW
Tons delivered by the NAMining segment were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2021	2020	2021	2020
Unconsolidated operations	2,675	2,227	4,867	4,482
Consolidated operations	10,836	8,607	21,242	18,886
Total tons delivered	13,511	10,834	26,109	23,368

The results of operations for the NAMining segment were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2021	2020	2021	2020
Revenues	$17,486	$12,048	$33,628	$23,672
Cost of sales	16,206	11,408	31,671	21,989
Gross profit	1,280	640	1,957	1,683
Earnings of unconsolidated operations(a)	1,150	978	2,088	1,954
Selling, general and administrative expenses	1,651	1,321	3,138	2,609
Gain on sale of assets	(4)	(247)	(6)	(247)
Operating profit	$783	$544	$913	$1,275

(a) See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.

Revenues increased 45.1% and 42.1% in the second quarter and first six months of 2021 compared with the respective 2020 periods primarily due to an increase in reimbursable costs, which have an offsetting amount in cost of sales and have no impact on operating profit, and a substantial increase in tons delivered.

During the first quarter of 2021, NAMining entered into a 15-year mining services contract with a new customer at a limestone quarry in Central Florida. NAMining is operating a smaller dragline at this quarry while it relocates and commissions a larger dragline that will increase production capacity. Deliveries are expected to be approximately 1.5 million tons annually once mining commences with the larger dragline, which is anticipated to occur in 2023. NAMining also amended a contract during the first quarter of 2021 with an existing customer to operate an additional dragline at an existing limestone quarry in Florida. The relocation of these draglines is the main driver of the increase in reimbursable costs.

The following table identifies the components of change in operating profit for the second quarter of 2021 compared with the second quarter of 2020:

Operating Profit
2020	$544
Increase (decrease) from:
Gross profit	640
Earnings of unconsolidated operations	172
Selling, general and administrative expenses	(330)
Net gain on sale of assets	(243)
2021	$783

Operating profit increased $0.2 million in the second quarter of 2021 compared with the second quarter of 2020 primarily due to an increase in gross profit, partially offset by an increase in selling, general and administrative expenses. The improvement in gross profit was mainly due to favorable changes in the mix of customer requirements. The increase in selling, general and administrative expenses was primarily attributable to higher employee-related costs, including medical costs, and an increase in business development expenses.

The following table identifies the components of change in operating profit for the first six months of 2021 compared with the first six months of 2020:

Operating Profit
2020	$1,275
Increase (decrease) from:
Selling, general and administrative expenses	(529)
Net gain on sale of assets	(241)
Gross profit	274
Earnings of unconsolidated operations	134
2021	$913

Operating profit decreased $0.4 million in the first six months of 2021 compared with the first six months of 2020 primarily due to an increase in selling, general and administrative expenses, mainly attributable to higher employee-related costs and an increase in business development expenses, partially offset by an improvement in gross profit. The increase in gross profit was primarily due to favorable changes in the mix of customer requirements, partially offset by a decrease in work related to the Thacker Pass lithium project.

MINERALS MANAGEMENT SEGMENT
FINANCIAL REVIEW

The results of operations for the Minerals Management segment were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2021	2020	2021	2020
Revenues	$5,608	$1,987	$11,108	$7,228
Cost of sales	956	558	1,643	1,256
Gross profit	4,652	1,429	9,465	5,972
Selling, general and administrative expenses	479	919	1,057	1,195
Operating profit	$4,173	$510	$8,408	$4,777

Revenues and operating profit increased significantly in the three and six months ended June 30, 2021 compared with the respective 2020 periods. The first half of 2021 included an increase in royalty income generated by gas production from the Ohio minerals interests, as well as oil production from the Permian Basin and Eagle Ford Shale mineral interests acquired in the fourth quarter of 2020 and early in the second quarter of 2021, respectively. Favorable changes in natural gas and oil prices also contributed to the improvement in revenues and operating profit. The decrease in selling, general and administrative expenses is primarily due to a $0.5 million charge in the second quarter of 2020 to write-off certain leasehold interests.

UNALLOCATED ITEMS AND ELIMINATIONS

FINANCIAL REVIEW

Unallocated Items and Eliminations were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2021	2020	2021	2020
Operating loss	$(4,828)	$(4,070)	$(9,547)	(8,673)

The operating loss increased in the three and six months ended June 30, 2021 primarily due to business development initiatives and higher employee-related costs.

NACCO Industries, Inc. Outlook

Coal Mining Outlook - 2021
In the second half and for the full year of 2021, the Company expects coal deliveries to decrease moderately from the respective prior year periods based on current expectations of customer requirements.

Despite the anticipated decrease in tons delivered, the Company expects operating profit for the Coal Mining segment to increase significantly in both the second half and for the full year of 2021 due to the anticipated cash receipt of approximately $24 million related to the termination of the Falkirk and Bisti customer contracts previously discussed. In addition, the fourth quarter of 2020 included charges totaling $4.6 million that are not expected to reoccur. Excluding the impact of these items, operating profit in the second half and for the full year of 2021 is expected to decrease from the respective prior year periods. The decrease is primarily attributable to substantially lower earnings expected at MLMC and reduced earnings at the unconsolidated Coal Mining operations.

MLMC earnings are expected to decrease in the second half of 2021 from the comparable 2020 period and the first six months of 2021. This expected decrease is due to an anticipated decline in the profit per ton of coal delivered, due in part to an increase in depreciation expense from higher capital expenditures in years subsequent to 2019. As a result of the anticipated decrease in profit per ton, the 2021 full year results are expected to be lower than the 2020 full year.

The anticipated reduction in earnings at the unconsolidated Coal Mining operations is expected to be mainly driven by a reduction in fees earned at the Liberty Mine, as the scope of final mine reclamation declines compared with 2020, reduced earnings at Bisti as a result of the contract termination effective September 30, 2021, and lower earnings at Falkirk, partially offset by improved earnings at Coteau. Changes in customer power plant dispatch, including changes related to natural gas price fluctuations and the continued increase in renewable generation, particularly wind, could reduce customer demand below anticipated levels, which could further unfavorably affect the Company’s second-half and full-year 2021 outlook.

Excluding the $24 million termination-related payments expected in the second half of 2021 and the $1.1 million asset impairment charge recognized in 2020, Segment adjusted EBITDA for the second half of 2021 is expected to decrease from the second half of 2020 as a result of the reduction in operating profit. Segment adjusted EBITDA for the full year is expected to be comparable to 2020 as the reduction in operating profit will be offset by an increase in depreciation expense.

Capital expenditures are expected to be approximately $21 million in the second half of 2021 and approximately $26 million for the full year. The elevated levels of capital expenditures in the Coal Mining segment expected through 2021 relate to the development of a new mine area at MLMC. The increase in capital expenditures associated with mine development will result in higher depreciation expense in future periods that will unfavorably affect future operating profit. Capital expenditures for MLMC are expected to return to lower pre-2019 levels in 2022.

Premature closure or reduction in utilization of power plants served by the Company's mines would have a material adverse effect on the future Earnings of unconsolidated operations of the Coal Mining segment and on the long-term earnings and cash flows of NACCO. The owner of the power plant served by the Company's Sabine Mine in Texas intends to retire the power plant in 2023. Deliveries from Sabine to the power plant are expected to continue until the first quarter of 2023 at which time Sabine expects to begin final reclamation. Funding for mine reclamation is the responsibility of the customer. Coteau operates the Freedom Mine in North Dakota. All coal production from the Freedom Mine is delivered to Basin Electric Power Cooperative. Basin Electric utilizes the coal at the Great Plains Synfuels Plant, Antelope Valley Station and Leland Olds Station. The Synfuels Plant is a coal gasification plant that manufactures synthetic natural gas and produces fertilizers, solvents, phenol, carbon dioxide, and other chemical products for sale. In June 2021, Basin Electric announced it was evaluating the Synfuels Plant for possible sale.

NAMining Outlook
NAMining expects tons delivered, operating profit and Segment adjusted EBITDA to increase in the second half of 2021 over the second half of 2020. Tons delivered and operating profit are expected to be higher primarily as a result of increased production under existing contracts and contributions from new mining contracts, partially offset by an increase in operating expenses mainly due to higher employee-related costs, including medical costs, and anticipated higher business development expenses. Full-year 2021 operating profit is expected to decrease moderately compared with 2020 because of the lower first-quarter 2021 results. Segment adjusted EBITDA for the full year is expected to increase compared with 2020 as the moderate reduction in operating profit will be more than offset by an increase in depreciation expense.

During the first quarter of 2021, NAMining entered into a 15-year mining services contract with a new customer at a limestone quarry in Central Florida. NAMining is operating a smaller dragline at this quarry for the next two years while it relocates and commissions a larger dragline that will increase production capacity. Deliveries are expected to be approximately 1.5 million tons annually once mining commences with the larger dragline, which is anticipated to occur in 2023. NAMining also amended a contract with a current customer to operate an additional dragline at an existing limestone quarry in Florida. Early in the second quarter of 2021, NAMining entered into a one-year mining services contract with an existing customer for a sand and gravel quarry in Indiana. This customer, which is among the largest aggregates producers in the United States, is hopeful that this new quarry will operate for multiple years providing aggregates for a multi-year transportation infrastructure project near Indianapolis. Deliveries are expected to be between 0.6 million to 1.0 million tons during the term of the agreement. NAMining anticipates that these new or revised contracts will be accretive to earnings in the second half of 2021. NAMining has a substantial pipeline of potential new projects and is pursuing a number of growth initiatives that if successful would be accretive to future earnings.

In late July 2021, NAMining signed two contracts with a new customer to perform all mining operations at two sand and gravel quarries located in Texas and Arkansas. The initial term of each contract is two years, and one of the contracts automatically extends an additional two years provided NAMining is not in default under that contract. This customer is a leading supplier of construction materials in North America. These contracts are expected to be accretive to future earnings, but due to the timing of contract execution are not included in the Company’s discussion of outlook for the 2021 second half or full year.

NAMining originally forecasted capital expenditures of $10 million for 2021. NAMining now expects full-year capital expenditures to be $25 million, with approximately $19 million expended in the second half of 2021. In addition to capital expenditures for the acquisition, relocation and refurbishment of draglines, forecasted capital expenditures now include the acquisition of other mining equipment to support the expansion of contract-mining services beyond NAMining's historical dragline-oriented model.

In 2019, NAMining's subsidiary, Sawtooth Mining, LLC, entered into a mining agreement to serve as the exclusive contract miner for the Thacker Pass lithium project in northern Nevada, owned by Lithium Nevada Corp., a subsidiary of Lithium Americas Corp. (TSX: LAC) (NYSE: LAC). All major permits for the Thacker Pass Project are expected to be received by the end of 2021.

Minerals Management Outlook
The Minerals Management segment derives income from royalty-based leases under which lessees make payments to the Company based on their sale of natural gas, oil, natural gas liquids and coal, extracted primarily by third parties.

In 2020, Minerals Management took impairment charges totaling $7.3 million, $0.6 million and $6.7 million in the second and fourth quarters, respectively, related to coal-related legacy assets. Excluding these charges, operating profit and Segment adjusted EBITDA in the Minerals Management segment is expected to decrease significantly in the second half of 2021 from the second half of 2020 primarily due to the natural production decline curve of certain newer wells in Ohio. Royalty income generated from the Permian Basin mineral interests acquired in the fourth quarter of 2020 and the Eagle Ford Shale in May 2021, in addition to favorable changes in oil and gas market pricing, are expected to partly offset the reduced earnings in the second half of the year, and contribute to the expected increase in full-year 2021 operating profit and Segment adjusted EBITDA over 2020.

Minerals Management began 2021 with a plan to make investments in mineral and royalty interests totaling approximately $10.5 million. As part of this strategy, Minerals Management completed acquisitions totaling $5.0 million for interests in the Eagle Ford Shale early in the second quarter of 2021. Minerals Management is targeting to acquire additional similar investments of approximately $5.0 million in the second half of 2021. These investments, in addition to the Permian Basin interests acquired late in 2020, are expected to continue to be accretive, but each investment's contribution to earnings is dependent on the details of each investment, including the size and type of interests acquired and the stage and timing of mineral development.

These acquired interests align with the Company’s strategy of selectively acquiring mineral and royalty interests with a balance of near-term, cash-flow yields and long-term growth potential, in oil-rich basins offering diversification from the Company’s legacy mineral interests.

Consolidated 2021 Outlook
Management continues to view the long-term business outlook positively. The long-term outlook for growth in the NAMining and Minerals Management segments and in the Company's Mitigation Resources of North America® business is strong. Each of these businesses continues to expand its pipeline of potential new projects with opportunities for growth and diversification. In the first half of 2021, NAMining executed three new agreements and Minerals Management completed two acquisitions, demonstrating success in executing on their growth strategies.

The Company expects net income for the 2021 full year to be significantly higher than 2020, with an anticipated effective income tax rate between 13% and 15%, both resulting from the expected termination and release settlements associated with Falkirk and Bisti and the absence of the prior-year charges totaling $12.1 million. Excluding these items, the Company expects significantly lower net income in 2021 as a result of substantially lower operating profit primarily due to significantly lower earnings in the Coal Mining segment and higher unallocated employee-related and business development costs. Consolidated Adjusted EBITDA in 2021 is expected to increase moderately over 2020, excluding the termination and release payments and prior-year impairment charges.

As a result of the termination and release payments, the Company expects positive cash flow before financing activities in 2021 as compared to a significant use of cash in 2020, but at a level below the amount of cash generated in 2019. Consolidated capital expenditures are expected to be approximately $61 million in 2021.

The extent to which COVID-19 impacts the Company going forward will depend on numerous factors, including but not limited to the duration of the ongoing pandemic, the severity of the COVID-19 variants, the effectiveness of actions taken to contain and treat COVID-19 and its variants, the nature of, and the public's adherence to, public health guidelines, the pace and acceptance of vaccinations and subsequent achievement of herd immunity, as well as the severity of pandemic-related supply chain and cost inflation challenges and the pace and the extent of economic recovery. While the Company's existing operations to date have not been materially affected by the pandemic, future developments, which are highly uncertain and unpredictable, could significantly and rapidly cause a deterioration in the Company’s results, supply chain channels and customer demand.

Growth and Diversification
The Company is pursuing growth and diversification by strategically leveraging its core mining and natural resources management skills to build a strong portfolio of affiliated businesses.

NAMining is pursuing growth and diversification by expanding the scope of its business development activities to include potential customers who require a broad range of minerals and materials and by leveraging the Company’s core mining skills to expand the range of contract mining services it provides. NAMining advanced these efforts in early 2021, when it entered into a contract to mine sand and gravel in Indiana, and in mid-2021, when it signed contracts with a leading supplier of construction materials in North America to perform all mining operations at two sand and gravel quarries located in Texas and Arkansas. The new contracts include responsibility for all mining activities, including pre-strip, blasting, excavation and load and haul operations. These new contracts expand the range of contract mining services beyond the traditional scope of NAMining's core limestone mining business and expand its geography beyond Florida. In addition, NAMining continues to pursue additional opportunities to provide comprehensive mining services to operate entire mines, as it expects to do at the new lithium project in Nevada. The goal is to build NAMining into a leading provider of contract mining services for customers who produce a wide variety of minerals and materials. The Company believes NAMining can grow to be a substantial contributor to operating profit, delivering unlevered after-tax returns on invested capital in the mid-teens as this business model matures and achieves significant scale.

The Minerals Management segment continues its efforts to grow and diversify by pursuing acquisitions of additional mineral and royalty interests in the United States, in what the Company believes is a buyer-friendly market. Once mineral and royalty interests have been acquired, the Minerals Management segment will benefit from the continued development of its mineral properties without additional capital investment. This business model can deliver higher average operating margins over the life of a reserve than traditional oil and gas companies that bear the cost of exploration, production and/or development. Catapult Mineral Partners, the Company’s business unit focused on managing and expanding the Company’s portfolio of oil and gas mineral and royalty interests, has developed a strong network to source and secure new acquisitions, and has a pipeline of potential acquisitions under review. The goal is to construct a diversified portfolio of high-quality oil, gas, mineral and royalty interests in the United States that deliver near-term cash flow yields and long-term projected growth. The Company believes this business will provide unlevered after-tax returns on invested capital in the low-to-mid-teens as the portfolio of reserves and mineral interests grows and this business model matures.

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

The Company continues to look for opportunities to expand its coal mining business where it can apply its management fee business model to assume operation of existing surface coal mining operations in the United States. However, opportunities are very limited in the current environment. Fluctuating natural gas prices and growth in renewable energy sources, such as wind and solar, are likely to continue to unfavorably affect the amount of electricity dispatched from coal-fired power plants. In addition, the political and regulatory environment is not receptive to development of new coal-fired power generation projects which would create opportunities to build and operate new coal mines.

The Company is committed to maintaining a conservative capital structure as it continues to grow and diversify, while avoiding unnecessary risk. Strategic diversification will allow for increased free cash flow that can be re-invested to strengthen and expand the businesses. The Company also continues to maintain the highest levels of customer service and operational excellence with an unwavering focus on safety and environmental stewardship.

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) changes to or termination of customer or other third-party contracts, or a customer or other third party default under a contract, (2) a significant reduction in purchases by the Company's customers, including changes in coal consumption patterns of U.S. electric power generators, or changes in the power industry that would affect demand for the Company's coal and other mineral reserves, (3) the ability of the Company to access credit in the current economic environment, or obtain financing at reasonable rates, or at all, and to maintain surety bonds for mine reclamation as a result of current market sentiment for fossil fuels, (4) failure to obtain adequate insurance coverages at reasonable rates, (5) the impact of the COVID-19 pandemic, (6) changes in tax laws or regulatory requirements, including the elimination of, or reduction in, the percentage depletion tax deduction, changes in mining or power plant emission regulations and health, safety or environmental legislation, (7) changes in costs related to geological and geotechnical conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (8) regulatory actions, changes in mining permit requirements or delays in obtaining mining permits that could affect deliveries to customers, (9) weather conditions, extended power plant outages, liquidity events or other events that would change the level of customers' coal or aggregates requirements, (10) weather or equipment problems that could affect deliveries to customers, (11) failure or delays by the Company's lessees in achieving expected production of natural gas and other hydrocarbons; the availability and cost of transportation and processing services in the areas where the Company's oil and gas reserves are located; federal and state legislative and regulatory initiatives relating to hydraulic fracturing; and the ability of lessees to obtain capital or financing needed for well-development operations and leasing and development of oil and gas reserves on federal lands, (12) changes in the costs to reclaim mining areas, (13) costs to pursue and develop new mining and value-added service opportunities, (14) delays or reductions in coal or aggregates deliveries, (15) changes in the prices of hydrocarbons, particularly diesel fuel, natural gas and oil, (16) the ability to successfully evaluate investments and achieve intended financial results in new business and growth initiatives, (17) the effects of investors’ and other stakeholders’ increasing attention to environmental, social and governance (“ESG”) matters, and (18) disruptions from natural or human causes, including severe weather, accidents, fires, earthquakes and terrorist acts, any of which could result in suspension of operations or harm to people or the environment.

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
Changes in internal control over financial reporting: During the second quarter of 2021, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
    None.

Item 1A    Risk Factors
During the quarter ended June 30, 2021, there have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities (1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
Month #1 (April 1 to 30, 2021)	—	$—	—	$22,659,516
Month #2 (May 1 to 31, 2021)	—	$—	—	$22,659,516
Month #3 (June 1 to 30, 2021)	—	$—	—	$22,659,516
Total	—	$—	—	$22,659,516

(1)    During 2019, the Company established a stock repurchase program allowing for the purchase of up to $25.0 million of the Company's Class A Common Stock outstanding through December 31, 2021. See Note 4 to the Unaudited Condensed Consolidated Financial Statements for further discussion of the Company's stock repurchase program.

Item 3    Defaults Upon Senior Securities
    None.

Item 4    Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 filed with this Quarterly Report on Form 10-Q for the period ended June 30, 2021.

Item 5    Other Information
    None.

Item 6    Exhibits

Exhibit
Number*	Description of Exhibits

10.1	Coal Sales Agreement, by and between The Falkirk Mining Company and Rainbow Energy Center, LLC, dated June 30, 2021.***
10.2	Guaranty by REMC Assets, LP, dated June 17, 2021.***
10.3
Mortgage, Assignment of Leases, Rents and As-Extracted Collateral, Security Agreement, Financing Statement and Fixture Filing, by and between The Falkirk Mining Company and Rainbow Energy Center, LLC, dated June 30, 2021.***

10.4	Security Agreement, by and between The Falkirk Mining Company and Rainbow Energy Center, LLC, dated June 30, 2021.**
10.5	Option Agreement, by and between The Falkirk Mining Company, Rainbow Energy Center, LLC and the State of North Dakota, Doing Business as The Bank of North Dakota, dated June 30, 2021.**
10.6	Termination Agreement and Release, by and among The Falkirk Mining Company, Great River Energy and NoDak Energy Investments Corporation, dated June 30, 2021.**
10.7
NACCO Industries, Inc.'s Amended and Restated Executive Long-Term Incentive Compensation Plan (effective March 1, 2021) is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on May 19, 2021, Commission File Number 1-9172.

10.8
NACCO Industries, Inc.'s Amended and Restated Non-Employee Directors' Equity Compensation Plan (effective May 19, 2021) is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed by the Company on May 19, 2021, Commission File Number 1-9172.

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
*    Numbered in accordance with Item 601 of Regulation S-K.
**    Filed herewith.
***    Filed herewith, where certain confidential information contained in this agreement has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NACCO Industries, Inc. (Registrant)
Date:	August 4, 2021	/s/ Elizabeth I. Loveman
Elizabeth I. Loveman
Vice President and Controller (principal financial and accounting officer)