Form 10-Q
period 2021-09-30
NACCO INDUSTRIES INC
filed 2021-11-03
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☑
Number of shares of Class A Common Stock outstanding at October 29, 2021: 5,607,149
Number of shares of Class B Common Stock outstanding at October 29, 2021: 1,566,643

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30 2021	DECEMBER 31 2020
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$87,507	$88,450
Trade accounts receivable, net	19,127	18,894
Accounts receivable from affiliates	6,377	4,764
Inventories	50,955	47,551
Federal income tax receivable	8,959	17,615
Prepaid insurance	4,184	2,564
Other current assets	15,274	8,308
Total current assets	192,383	188,146
Property, plant and equipment, net	189,369	172,417
Intangibles, net	32,534	35,330
Investments in unconsolidated subsidiaries	19,312	28,978
Operating lease right-of-use assets	9,235	10,324
Other non-current assets	46,085	40,984
Total assets	$488,918	$476,179
LIABILITIES AND EQUITY
Accounts payable	$13,904	$5,522
Accounts payable to affiliates	562	125
Revolving credit agreements	—	20,000
Current maturities of long-term debt	2,503	2,112
Asset retirement obligations	1,844	1,844
Accrued payroll	13,011	14,430
Other current liabilities	9,086	8,224
Total current liabilities	40,910	52,257
Long-term debt	14,501	24,353
Operating lease liabilities	10,109	11,196
Asset retirement obligations	41,693	39,888
Pension and other postretirement obligations	7,361	8,838
Deferred income taxes	12,563	17,550
Liability for uncertain tax positions	9,413	9,413
Other long-term liabilities	11,449	12,060
Total liabilities	147,999	175,555
Stockholders' equity
Common stock:
Class A, par value $1 per share, 5,607,149 shares outstanding (December 31, 2020 - 5,489,615 shares outstanding)	5,607	5,490
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,566,643 shares outstanding (December 31, 2020 - 1,568,210 shares outstanding)	1,567	1,568
Capital in excess of par value	14,542	10,895
Retained earnings	330,373	294,270
Accumulated other comprehensive loss	(11,170)	(11,599)
Total stockholders' equity	340,919	300,624
Total liabilities and equity	$488,918	$476,179

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2021	2020	2021	2020
	(In thousands, except per share data)
Revenues	$51,742	$32,295	$142,743	$105,294
Cost of sales	37,413	25,475	111,737	89,553
Gross profit	14,329	6,820	31,006	15,741
Earnings of unconsolidated operations	17,652	15,145	46,536	44,926
Contract termination settlement	10,333	—	10,333	—
Operating expenses
Selling, general and administrative expenses	13,830	11,833	40,471	37,151
Amortization of intangible assets	902	734	2,795	2,303
(Gain) loss on sale of assets	(10)	—	17	(247)
	14,722	12,567	43,283	39,207
Operating profit	27,592	9,398	44,592	21,460
Other expense (income)
Interest expense	493	336	1,208	1,069
Interest income	(101)	(95)	(321)	(625)
Closed mine obligations	372	395	1,119	1,219
Gain on equity securities	(445)	(35)	(2,530)	(351)
Other, net	(161)	(1,082)	(418)	(1,411)
	158	(481)	(942)	(99)
Income before income tax provision	27,434	9,879	45,534	21,559
Income tax provision	2,597	1,857	5,231	1,321
Net income	$24,837	$8,022	$40,303	$20,238

Earnings per share:
Basic earnings per share	$3.47	$1.14	$5.65	$2.88
Diluted earnings per share	$3.47	$1.14	$5.63	$2.88

Basic weighted average shares outstanding	7,165	7,036	7,136	7,019
Diluted weighted average shares outstanding	7,165	7,036	7,153	7,035

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2021	2020	2021	2020
	(In thousands)
Net income	$24,837	$8,022	$40,303	$20,238
Reclassification of pension and postretirement adjustments into earnings, net of $42 and $127 tax benefit in the three and nine months ended September 30, 2021, respectively, and net of $29 and $102 tax benefit in the three and nine months ended September 30, 2020, respectively.	143	99	429	355
Total other comprehensive income	143	99	429	355
Comprehensive income	$24,980	$8,121	$40,732	$20,593

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30
	2021	2020
	(In thousands)
Operating activities
Net cash provided by operating activities	$67,794	$2,760

Investing activities
Expenditures for property, plant and equipment and acquisition of mineral interests	(35,534)	(19,802)
Proceeds from the sale of property, plant and equipment	547	550
Purchase of equity securities	—	(2,000)
Other	(52)	72
Net cash used for investing activities	(35,039)	(21,180)

Financing activities
Additions to long-term debt	3,633	6,199
Reductions of long-term debt	(3,131)	(1,057)
Net reductions to revolving credit agreements	(30,000)	(7,000)
Cash dividends paid	(4,200)	(4,045)
Purchase of treasury shares	—	(1,002)
Net cash used for financing activities	(33,698)	(6,905)

Cash and cash equivalents
Total decrease for the period	(943)	(25,325)
Balance at the beginning of the period	88,450	122,892
Balance at the end of the period	$87,507	$97,567
See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2020	$5,397	$1,569	$8,911	$284,852	$(11,337)	$289,392
Stock-based compensation	88	—	377	—	—	465
Purchase of treasury shares	(32)	—	(970)	—	—	(1,002)
Net income	—	—	—	6,166	—	6,166
Cash dividends on Class A and Class B common stock: $0.1900 per share	—	—	—	(1,339)	—	(1,339)
Reclassification adjustment to net income, net of tax	—	—	—	—	155	155
Balance, March 31, 2020	$5,453	$1,569	$8,318	$289,679	$(11,182)	$293,837
Stock-based compensation	10	—	624	—	—	634
Net income	—	—	—	6,050	—	6,050
Cash dividends on Class A and Class B common stock: $0.1925 per share	—	—	—	(1,351)	—	(1,351)
Reclassification adjustment to net income, net of tax	—	—	—	—	101	101
Balance, June 30, 2020	$5,463	$1,569	$8,942	$294,378	$(11,081)	$299,271
Stock-based compensation	13	—	439	—	—	452
Conversion of Class B to Class A shares	1	(1)	—	—	—	—
Net income	—	—	—	8,022	—	8,022
Cash dividends on Class A and Class B common stock: $0.1925 per share	—	—	—	(1,355)	—	(1,355)
Reclassification adjustment to net income, net of tax	—	—	—	—	99	99
Balance, September 30, 2020	$5,477	$1,568	$9,381	$301,045	$(10,982)	$306,489

Balance, January 1, 2021	$5,490	$1,568	$10,895	$294,270	$(11,599)	$300,624
Stock-based compensation	92	—	923	—	—	1,015
Conversion of Class B to Class A shares	1	(1)	—	—	—	—
Net income	—	—	—	8,961	—	8,961
Cash dividends on Class A and Class B common stock: $0.1925 per share	—	—	—	(1,374)	—	(1,374)
Reclassification adjustment to net income, net of tax	—	—	—	—	143	143
Balance, March 31, 2021	$5,583	$1,567	$11,818	$301,857	$(11,456)	$309,369
Stock-based compensation	12	—	1,110	—	—	1,122
Net income	—	—	—	6,505	—	6,505
Cash dividends on Class A and Class B common stock: $0.1975 per share	—	—	—	(1,412)	—	(1,412)
Reclassification adjustment to net income, net of tax	—	—	—	—	143	143
Balance, June 30, 2021	$5,595	$1,567	$12,928	$306,950	$(11,313)	$315,727
Stock-based compensation	12	—	1,614	—	—	1,626
Net income	—	—	—	24,837	—	24,837
Cash dividends on Class A and Class B common stock: $0.1975 per share	—	—	—	(1,414)	—	(1,414)
Reclassification adjustment to net income, net of tax	—	—	—	—	143	143
Balance, September 30, 2021	$5,607	$1,567	$14,542	$330,373	$(11,170)	$340,919

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(In thousands, except as noted and per share amounts)

NOTE 1—Nature of Operations and Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of NACCO Industries, Inc.® (“NACCO”) and its wholly owned subsidiaries (collectively, the “Company”). NACCO brings natural resources to life by delivering aggregates, minerals, reliable fuels and environmental solutions through its robust portfolio of NACCO Natural Resources businesses. The Company operates under three business segments: Coal Mining, North American Mining ("NAMining") and Minerals Management. The Coal Mining segment operates surface coal mines for power generation companies and an activated carbon producer. The NAMining segment is a trusted mining partner for producers of aggregates, lithium and other minerals. The Minerals Management segment promotes the development of mineral interests. In addition, Mitigation Resources of North America® (Mitigation Resources) provides stream and wetland mitigation solutions.

The Company also has items not directly attributable to a reportable segment. Intercompany accounts and transactions are eliminated in consolidation. See Note 8 to the Unaudited Condensed Consolidated Financial Statements for further discussion of segment reporting.

The Company’s operating segments are further described below:

Coal Mining Segment
The Coal Mining segment, operating as The North American Coal Corporation® ("NACoal"), operates surface coal mines under long-term contracts with power generation companies and an activated carbon producer pursuant to a service-based business model. Coal is surface mined in North Dakota, Texas, Mississippi, Louisiana and through September 30, 2021, on the Navajo Nation in New Mexico. Each mine is fully integrated with its customer's operations.

During the nine months ended September 30, 2021, the Company's operating coal mines were: Bisti Fuels Company, LLC (“Bisti”), The Coteau Properties Company (“Coteau”), Coyote Creek Mining Company, LLC (“Coyote Creek”), Demery Resources Company, LLC (“Demery”), The Falkirk Mining Company (“Falkirk”), Mississippi Lignite Mining Company (“MLMC”) and The Sabine Mining Company (“Sabine”).

Falkirk operates the Falkirk Mine in North Dakota. Falkirk is the sole supplier of lignite coal to the Coal Creek Station power plant pursuant to a contract under which Falkirk also supplies approximately 0.3 million tons of lignite coal per year to Spiritwood Station power plant. Coal Creek Station and Spiritwood Station are owned by Great River Energy (“GRE”). In May 2020, GRE announced its intent to sell or retire Coal Creek Station and modify Spiritwood Station to be fueled by natural gas.

On June 30, 2021, GRE entered into an agreement to sell Coal Creek Station and the adjacent high-voltage direct current transmission line to Bismarck, North Dakota-based Rainbow Energy Center, LLC (“Rainbow Energy”) and its affiliates. The closing of this sale is subject to the satisfaction of certain conditions and presently, the transaction is expected to close by the end of the first quarter of 2022. The timing could be accelerated, and the transaction could close before the end of 2021 if conditions are satisfied earlier than anticipated.

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

If GRE's efforts to sell the power plant are successful, a new Coal Sales Agreement (“CSA”) between Falkirk and Rainbow Energy will become effective and Falkirk will supply all coal requirements of Coal Creek Station concurrent with Rainbow Energy’s acquisition of the power plant. Falkirk will no longer make any coal deliveries to GRE’s Spiritwood Station. Falkirk will be paid a management fee and Rainbow Energy will be responsible for funding all mine operating costs and directly or indirectly providing all of the capital required to operate the mine. The CSA specifies that Falkirk will perform final mine reclamation, which will be funded in its entirety by Rainbow Energy. The initial production period is expected to run ten years from the effective date of the CSA, but the CSA may be extended or terminated early under certain circumstances. If Rainbow Energy terminates the CSA and closes Coal Creek Station before 2027, Falkirk will be entitled to an additional payment from

GRE under the terms of the termination and release of claims agreement. The additional payment amount ranges from $8 million if the closure occurs before 2024 to $2 million if the closure occurs in 2026. To support the transfer to new ownership, Falkirk has agreed to a reduction in the current per ton management fee from the effective date of the new CSA through May 31, 2024. After May 31, 2024, the per ton management fee increases to a higher base in line with current fee levels, and thereafter adjusts annually according to an index which tracks broad measures of U.S. inflation.

Bisti supplied the Four Corners Power Plant through its contract mining agreement with the Navajo Transitional Energy Company ("NTEC"). This contract mining agreement was terminated effective September 30, 2021. As required under the agreement, NTEC paid the Company a termination fee of $10.3 million. As of October 1, 2021, NTEC assumed control and responsibility for operation and all reclamation of the Navajo Mine.

Sabine operates the Sabine Mine in Texas. All production from Sabine is delivered to Southwestern Electric Power Company's (“SWEPCO”) Henry W. Pirkey Plant (the “Pirkey Plant”). SWEPCO is an American Electric Power (“AEP”) company. In November 2020, AEP announced its intent to retire the Pirkey Plant in 2023. SWEPCO expects deliveries from Sabine to continue until the first quarter of 2023 at which time Sabine expects to begin final reclamation. Funding for mine reclamation is the responsibility of SWEPCO.

Coteau operates the Freedom Mine in North Dakota. All coal production from the Freedom Mine is delivered to Basin Electric Power Cooperative (“Basin Electric”). Basin Electric utilizes the coal at the Great Plains Synfuels Plant (the “Synfuels Plant”), Antelope Valley Station and Leland Olds Station. The Synfuels Plant is a coal gasification plant, owned by Dakota Gasification Company (“Dakota Gas’), a subsidiary of Basin Electric, that manufactures synthetic natural gas and produces fertilizers, solvents, phenol, carbon dioxide, and other chemical products for sale.

In November 2020, Basin Electric informed Coteau that it is considering changes that may result in modifications to its Synfuels Plant that could potentially reduce or eliminate coal requirements at the Synfuels Plant. Basin Electric indicated that if it decides to proceed with any changes that could reduce or eliminate the use of coal, the feedstock change is not expected to occur before 2026. On August 16, 2021, Bakken Energy (“Bakken”) and Basin Electric signed a non-binding term sheet to purchase the assets of Dakota Gas. Bakken stated the closing date is expected to be April 1, 2023. As part of the agreement between Basin Electric and Bakken, Basin Electric indicated that the Synfuels Plant will continue existing operations through 2025. The closing is subject to the satisfaction of specified conditions. Basin Electric is also considering other options for the Synfuels Plant if the transaction with Bakken does not close.

At all operating coal mines other than MLMC, the Company is paid a management fee per ton of coal or heating unit (MMBtu) delivered. Each contract specifies the indices and mechanics by which fees change over time, generally in line with broad measures of U.S. inflation. The customers are responsible for funding all mine operating costs, including final mine reclamation, and directly or indirectly provide all of the capital required to build and operate the mine. This contract structure eliminates exposure to spot coal market price fluctuations while providing income and cash flow with minimal capital investment. Other than at Coyote Creek, debt financing provided by or supported by the customers is without recourse to NACCO and NACoal. See Note 6 for further discussion of Coyote Creek's guarantees.

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

Caddo Creek Resources Company, LLC (“Caddo Creek”) ceased all mining and delivery of lignite and commenced mine reclamation in the fourth quarter of 2020. The financial results of Caddo Creek are consolidated within NACCO's financial statements for the nine months ended September 30, 2021. Prior to entering into reclamation, Caddo Creek met the definition of a VIE; therefore, the financial results of Caddo Creek are reported as Earnings of unconsolidated operations for the three and nine months ended September 30, 2020. The reclamation at Caddo Creek is expected to be substantially complete by June 30, 2022.

NAMining Segment
The NAMining segment provides value-added contract mining and other services for producers of aggregates, lithium and other minerals. The segment is a primary platform for the Company’s growth and diversification of mining activities outside of the coal industry. NAMining provides contract mining services for independently owned mines and quarries, creating value for its customers by performing the mining aspects of its customers’ operations. This allows customers to focus on their areas of expertise: materials handling and processing, product sales and distribution. NAMining historically operated primarily at limestone quarries in Florida, but is focused on expanding outside of Florida, mining materials other than limestone and expanding the scope of mining operations provided to its customers. In the second quarter of 2021, NAMining entered into a one-year mining services contract with an existing customer for a sand and gravel quarry in Indiana. In the third quarter of 2021, NAMining entered into contracts with a new customer to perform all mining operations at two sand and gravel quarries located in Texas and Arkansas. The initial term of each contract is two years, and one of the contracts automatically extends an additional two years provided NAMining is not in default under that contract. In addition, NAMining will serve as exclusive contract miner for the Thacker Pass lithium project in northern Nevada.

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

In the second quarter of 2021, the Minerals Management segment, through its Catapult Mineral Partners (“Catapult”) business, acquired a combination of mineral and overriding royalty interests in the Eagle Ford Basin, which includes approximately 14.1 thousand gross acres and 1.7 thousand net royalty acres, for $4.7 million. Under the terms of the transaction, Catapult will make payments for each additional well developed on the acquired assets at the end of 2021 and 2022 of up to a maximum of $0.6 million per year, or an additional $1.2 million of payments in total. Catapult also completed a small acquisition of royalty interests in the Delaware Basin in the second quarter of 2021 for a purchase price of $0.3 million.

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

Basis of Presentation: These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at September 30, 2021, the results of its operations, comprehensive income, cash flows and changes in equity for the nine months ended September 30, 2021 and 2020 have been included. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

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
Prior Period Performance Obligations
The Company records royalty income in the month production is delivered to the purchaser. As a non-operator, the Company has limited visibility into when new wells start producing and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Company is required to estimate the amount of production delivered to the purchaser of the product and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded in "Accounts receivable" in the accompanying Unaudited Condensed Consolidated Balance Sheets. The difference between the Company’s estimates and the actual amounts received is recorded in the month that payment is received from the third-party lessee. For the three and nine months ended September 30, 2021 and 2020, royalty income recognized in the reporting periods related to performance obligations satisfied in prior reporting periods was immaterial. During the third quarter of 2021, the Company recognized $1.8 million of variable consideration that was previously constrained due to uncertainty of collectability.

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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2021	2020	2021	2020
Timing of Revenue Recognition
Goods transferred at a point in time	$20,436	$19,871	$61,931	$61,131
Services transferred over time	31,306	12,424	80,812	44,163
Total revenues	$51,742	$32,295	$142,743	$105,294

Contract Balances
The opening and closing balances of the Company’s current and long-term accounts receivable, contract assets and contract liabilities are as follows:

	Contract balances
	Trade accounts receivable, net	Contract asset (long-term)	Contract liability (current)	Contract liability (long-term)
Balance, January 1, 2021	$18,894	$4,984	$941	$3,626
Balance, September 30, 2021	19,127	5,790	824	3,683
Increase (decrease)	$233	$806	$(117)	$57

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

The amount of revenue recognized in both of the three months ended September 30, 2021 and 2020 that was included in the opening contract liability was $0.2 million. The amount of revenue recognized in both of the nine months ended September 30, 2021 and 2020 that was included in the opening contract liability was $0.7 million. This revenue consists of up-front lease bonus payments received under royalty contracts that are recognized over the primary term of the royalty contracts, which are generally five years. The Company expects to recognize an additional $0.2 million in the remainder of 2021, $3.8 million in 2022, $0.3 million in 2023, and $0.1 million in 2024 related to the contract liability remaining at September 30, 2021. The difference between the opening and closing balances of the Company’s accounts receivable, contract assets and contract liabilities results from the timing difference between the Company’s performance and the customer’s payment.

The Company has no contract assets recognized from the costs to obtain or fulfill a contract with a customer.

NOTE 3—Inventories

Inventories are summarized as follows:

	SEPTEMBER 30 2021	DECEMBER 31 2020
Coal	$17,172	$17,695
Mining supplies	33,783	29,856
Total inventories	$50,955	$47,551

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

NOTE 5—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Date	(Level 1)	(Level 2)	(Level 3)
	September 30, 2021
Assets:
Equity securities	$15,120	$15,120	$—	$—
	$15,120	$15,120	$—	$—

	December 31, 2020
Assets:
Equity securities	$13,164	$13,164	$—	$—
	$13,164	$13,164	$—	$—

Bellaire Corporation (“Bellaire”) is a non-operating subsidiary of the Company with legacy liabilities relating to closed mining operations, primarily former Eastern U.S. underground coal mining operations. Prior to 2019, Bellaire established a $5.0 million mine water treatment trust (the "Mine Water Treatment Trust") to provide a financial assurance mechanism to assure the long-term treatment of post-mining discharge. Bellaire's Mine Water Treatment Trust invests in equity securities that are reported at fair value based upon quoted market prices in active markets for identical assets; therefore, they are classified as Level 1 within the fair value hierarchy. The Company recognized a gain of less than $0.1 million and $1.0 million during the three and nine months ended September 30, 2021, respectively, and a gain of $0.5 million and $0.4 million in the three and nine months ended September 30, 2020, respectively, related to the Mine Water Treatment Trust.

During the second quarter of 2020, the Company invested $2.0 million in equity securities of a public company with a diversified portfolio of royalty producing mineral interests. The investment is reported at fair value based upon quoted market prices in active markets for identical assets; therefore, it is classified as Level 1 within the fair value hierarchy. The Company recognized a gain of $0.4 million and $1.6 million during the three and nine months ended September 30, 2021, respectively, and a loss of $0.5 million and $0.1 million in the three and nine months ended September 30, 2020 related to the investment in these equity securities.

The gains and losses related to equity securities are reported on the line (Gain) loss on equity securities in the Other (income) expense section of the Unaudited Condensed Consolidated Statements of Operations.

There were no transfers into or out of Levels 1, 2 or 3 during the nine months ended September 30, 2021 and 2020.

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

The Investment in the unconsolidated subsidiaries and related tax positions totaled $19.3 million and $29.0 million at September 30, 2021 and December 31, 2020, respectively. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $5.8 million and $6.5 million at September 30, 2021 and December 31, 2020, respectively. Earnings of unconsolidated operations were $17.7 million and $46.5 million during the three and nine months ended September 30, 2021, respectively, and $15.1 million and $44.9 million during the three and nine months ended September 30, 2020, respectively.

The contract mining agreement between Bisti and NTEC was terminated effective September 30, 2021. As required under the agreement, NTEC paid the Company a termination fee of $10.3 million. As of October 1, 2021, NTEC assumed control and responsibility for operation and all reclamation of the Navajo Mine.

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

The Company has items not directly attributable to a reportable segment that are not included as part of the measurement of segment operating profit, which include primarily administrative costs related to public company reporting requirements at the parent company and the financial results of Mitigation Resources and Bellaire. Mitigation Resources generates and sells stream and wetland mitigation credits (known as mitigation banking) and provides services to those engaged in permittee-responsible stream and wetland mitigation. Bellaire manages the Company’s long-term liabilities related to former Eastern U.S. underground mining activities.

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

See Note 1 for additional discussion of the Company's reportable segments. The following tables present revenue, operating profit, depreciation expense and capital expenditures:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2021	2020	2021	2020
Revenues
Coal Mining	$23,682	$20,395	$70,484	$62,896
NAMining	17,693	9,443	51,321	33,115
Minerals Management	10,607	2,722	21,715	9,950
Unallocated Items	1,594	904	2,647	1,257
Eliminations	(1,834)	(1,169)	(3,424)	(1,924)
Total	$51,742	$32,295	$142,743	$105,294

Operating profit (loss)
Coal Mining	$23,121	$11,174	$40,347	$25,857
NAMining	312	244	1,225	1,519
Minerals Management	9,454	1,673	17,862	6,450
Unallocated Items	(5,170)	(3,623)	(14,738)	(12,341)
Eliminations	(125)	(70)	(104)	(25)
Total	$27,592	$9,398	$44,592	$21,460

Expenditures for property, plant and equipment and acquisition of mineral interests
Coal Mining	$5,646	$3,150	$10,378	$7,817
NAMining	13,309	3,220	19,127	10,406
Minerals Management	450	633	5,948	1,372
Unallocated Items	2	—	81	207
Total	$19,407	$7,003	$35,534	$19,802

Depreciation, depletion and amortization
Coal Mining	$4,323	$3,793	$12,657	$10,951
NAMining	1,014	723	2,843	2,021
Minerals Management	423	327	1,392	981
Unallocated Items	36	33	106	91
Total	$5,796	$4,876	$16,998	$14,044

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

The Company has items not directly attributable to a reportable segment that are not included as part of the measurement of segment operating profit, which include primarily administrative costs related to public company reporting requirements at the parent company and the financial results of Mitigation Resources and Bellaire Corporation ("Bellaire"). Bellaire manages the Company’s long-term liabilities related to former Eastern U.S. underground mining activities.

All financial statement line items below operating profit (other income, including interest expense and interest income, the provision for income taxes and net income) are presented and discussed within this Form 10-Q on a consolidated basis.

The Company’s operating segments are further described below:

Coal Mining Segment
The Coal Mining segment, operating as The North American Coal Corporation® ("NACoal"), operates surface coal mines under long-term contracts with power generation companies and an activated carbon producer pursuant to a service-based business model. Coal is surface mined in North Dakota, Texas, Mississippi, Louisiana and through September 30, 2021, on the Navajo Nation in New Mexico. Each mine is fully integrated with its customer's operations.

During the nine months ended September 30, 2021, the Company's operating coal mines were: Bisti Fuels Company, LLC (“Bisti”), The Coteau Properties Company (“Coteau”), Coyote Creek Mining Company, LLC (“Coyote Creek”), Demery Resources Company, LLC (“Demery”), The Falkirk Mining Company (“Falkirk”), Mississippi Lignite Mining Company (“MLMC”) and The Sabine Mining Company (“Sabine”).

Falkirk operates the Falkirk Mine in North Dakota. Falkirk is the sole supplier of lignite coal to the Coal Creek Station power plant pursuant to a contract under which Falkirk also supplies approximately 0.3 million tons of lignite coal per year to Spiritwood Station power plant. Coal Creek Station and Spiritwood Station are owned by Great River Energy (“GRE”). In May 2020, GRE announced its intent to sell or retire Coal Creek Station and modify Spiritwood Station to be fueled by natural gas.

On June 30, 2021, GRE entered into an agreement to sell Coal Creek Station and the adjacent high-voltage direct current transmission line to Bismarck, North Dakota-based Rainbow Energy Center, LLC (“Rainbow Energy”) and its affiliates. The closing of this sale is subject to the satisfaction of certain conditions and presently, the transaction is expected to close by the end of the first quarter of 2022. The timing could be accelerated, and the transaction could close before the end of 2021 if conditions are satisfied earlier than anticipated.

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

If GRE's efforts to sell the power plant are successful, a new Coal Sales Agreement (“CSA”) between Falkirk and Rainbow Energy will become effective and Falkirk will supply all coal requirements of Coal Creek Station concurrent with Rainbow Energy’s acquisition of the power plant. Falkirk will no longer make any coal deliveries to GRE’s Spiritwood Station. Falkirk will be paid a management fee and Rainbow Energy will be responsible for funding all mine operating costs and directly or indirectly providing all of the capital required to operate the mine. The CSA specifies that Falkirk will perform final mine reclamation, which will be funded in its entirety by Rainbow Energy. The initial production period is expected to run ten years from the effective date of the CSA, but the CSA may be extended or terminated early under certain circumstances. If Rainbow Energy terminates the CSA and closes Coal Creek Station before 2027, Falkirk will be entitled to an additional payment from GRE under the terms of the termination and release of claims agreement. The additional payment amount ranges from $8 million if the closure occurs before 2024 to $2 million if the closure occurs in 2026. To support the transfer to new ownership, Falkirk has agreed to a reduction in the current per ton management fee from the effective date of the new CSA through May 31, 2024. After May 31, 2024, the per ton management fee increases to a higher base in line with current fee levels, and thereafter adjusts annually according to an index which tracks broad measures of U.S. inflation.

Bisti supplied the Four Corners Power Plant through its contract mining agreement with the Navajo Transitional Energy Company ("NTEC"). This contract mining agreement was terminated effective September 30, 2021. As required under the agreement, NTEC paid the Company a termination fee of $10.3 million. As of October 1, 2021, NTEC assumed control and responsibility for operation and all reclamation of the Navajo Mine.

Sabine operates the Sabine Mine in Texas. All production from Sabine is delivered to Southwestern Electric Power Company's (“SWEPCO”) Henry W. Pirkey Plant (the “Pirkey Plant”). SWEPCO is an American Electric Power (“AEP”) company. In November 2020, AEP announced its intent to retire the Pirkey Plant in 2023. SWEPCO expects deliveries from Sabine to continue until the first quarter of 2023 at which time Sabine expects to begin final reclamation. Funding for mine reclamation is the responsibility of SWEPCO.

Coteau operates the Freedom Mine in North Dakota. All coal production from the Freedom Mine is delivered to Basin Electric Power Cooperative (“Basin Electric”). Basin Electric utilizes the coal at the Great Plains Synfuels Plant (the “Synfuels Plant”), Antelope Valley Station and Leland Olds Station. The Synfuels Plant is a coal gasification plant, owned by Dakota Gasification Company (“Dakota Gas’), a subsidiary of Basin Electric, that manufactures synthetic natural gas and produces fertilizers, solvents, phenol, carbon dioxide, and other chemical products for sale.

In November 2020, Basin Electric informed Coteau that it is considering changes that may result in modifications to its Synfuels Plant that could potentially reduce or eliminate coal requirements at the Synfuels Plant. Basin Electric indicated that if it decides to proceed with any changes that could reduce or eliminate the use of coal, the feedstock change is not expected to occur before 2026. On August 16, 2021, Bakken Energy (“Bakken”) and Basin Electric signed a non-binding term sheet to purchase the assets of Dakota Gas. Bakken stated the closing date is expected to be April 1, 2023. As part of the agreement between Basin Electric and Bakken, Basin Electric indicated that the Synfuels Plant will continue existing operations through 2025. The closing is subject to the satisfaction of specified conditions. Basin Electric is also considering other options for the Synfuels Plant if the transaction with Bakken does not close.

Coteau, Coyote, Falkirk, MLMC and Sabine supply lignite coal for power generation. Demery supplies lignite coal for the production of activated carbon. Each mine is the exclusive supplier of coal to its customers' facilities. Each of these mines deliver their coal production to adjacent or nearby power plants, synfuels plants or an activated carbon processing facility under long-term supply contracts. MLMC’s coal supply contract contains a take or pay provision; all other coal supply contracts are requirements contracts under which earnings can fluctuate. Certain coal supply contracts can be terminated early, which would result in a reduction to future earnings.

At all operating coal mines other than MLMC, the Company is paid a management fee per ton of coal or heating unit (MMBtu) delivered. Each contract specifies the indices and mechanics by which fees change over time, generally in line with broad measures of U.S. inflation. The customers are responsible for funding all mine operating costs, including final mine reclamation, and directly or indirectly provide all of the capital required to build and operate the mine. This contract structure eliminates exposure to spot coal market price fluctuations while providing income and cash flow with minimal capital investment. Other than at Coyote Creek, debt financing provided by or supported by the customers is without recourse to NACCO and NACoal. See Note 6 for further discussion of Coyote Creek's guarantees.

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

The MLMC contract is the only operating coal contract in which the Company is responsible for all operating costs, capital requirements and final mine reclamation; therefore, MLMC is consolidated within NACCO’s financial statements. MLMC sells coal to its customer at a contractually agreed-upon price which adjusts monthly, primarily based on changes in the level of established indices which reflect general U.S. inflation rates. Profitability at MLMC is affected by customer demand for coal and changes in the indices that determine sales price and actual costs incurred. As diesel fuel is heavily weighted among the indices used to determine the coal sales price, fluctuations in diesel fuel prices can result in significant fluctuations in earnings at MLMC.

MLMC delivers coal to the Red Hills Power Plant in Ackerman, Mississippi. The Red Hills Power Plant supplies electricity to the Tennessee Valley Authority ("TVA") under a long-term Power Purchase Agreement. MLMC’s contract with its customer runs through 2032. TVA’s power portfolio includes coal, nuclear, hydroelectric, natural gas and renewables. The decision of which power plants to dispatch is determined by TVA. Reduction in dispatch of the Red Hills Power Plant will result in reduced earnings at MLMC.

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

NAMining Segment
The NAMining segment provides value-added contract mining and other services for producers of aggregates, lithium and other minerals. The segment is a primary platform for the Company’s growth and diversification of mining activities outside of the coal industry. NAMining provides contract mining services for independently owned mines and quarries, creating value for its customers by performing the mining aspects of its customers’ operations. This allows customers to focus on their areas of expertise: materials handling and processing, product sales and distribution. NAMining historically operated primarily at limestone quarries in Florida, but is focused on expanding outside of Florida, mining materials other than limestone and expanding the scope of mining operations provided to its customers. In the second quarter of 2021, NAMining entered into a one-year mining services contract with an existing customer for a sand and gravel quarry in Indiana. In the third quarter of 2021, NAMining entered into contracts with a new customer to perform all mining operations at two sand and gravel quarries located in Texas and Arkansas. The initial term of each contract is two years, and one of the contracts automatically extends an additional two years provided NAMining is not in default under that contract. In addition, NAMining will serve as exclusive contract miner for the Thacker Pass lithium project in northern Nevada.

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

In the second quarter of 2021, the Minerals Management segment, through its Catapult Mineral Partners (“Catapult”) business, acquired a combination of mineral and overriding royalty interests in the Eagle Ford Basin, which includes approximately 14.1 thousand gross acres and 1.7 thousand net royalty acres, for $4.7 million. Under the terms of the transaction, Catapult will make payments for each additional well developed on the acquired assets at the end of 2021 and 2022 of up to a maximum of $0.6 million per year, or an additional $1.2 million of payments in total. Catapult also completed a small acquisition of royalty interests in the Delaware Basin in the second quarter of 2021 for a purchase price of $0.3 million.

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

The Minerals Management segment owns royalty interests, mineral interests, nonparticipating royalty interests, and overriding royalty interests. The Company may own more than one type of mineral and royalty interest in the same tract of land. For example, where the Company owns an overriding royalty interest in a lease on the same tract of land in which it owns a mineral interest, the overriding royalty interest in that tract will relate to the same gross acres as the mineral interest in that tract.

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

CONSOLIDATED FINANCIAL SUMMARY

The results of operations for NACCO were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2021	2020	2021	2020
Revenues:
Coal Mining	$23,682	$20,395	$70,484	$62,896
NAMining	17,693	9,443	51,321	33,115
Minerals Management	10,607	2,722	21,715	9,950
Unallocated Items	1,594	904	2,647	1,257
Eliminations	(1,834)	(1,169)	(3,424)	(1,924)
Total revenue	$51,742	$32,295	$142,743	$105,294
Operating profit (loss):
Coal Mining (a)	$23,121	$11,174	$40,347	$25,857
NAMining	312	244	1,225	1,519
Minerals Management	9,454	1,673	17,862	6,450
Unallocated Items	(5,170)	(3,623)	(14,738)	(12,341)
Eliminations	(125)	(70)	(104)	(25)
Total operating profit	27,592	9,398	44,592	21,460
Interest expense	493	336	1,208	1,069
Interest income	(101)	(95)	(321)	(625)
Closed mine obligations	372	395	1,119	1,219
Gain on equity securities	(445)	(35)	(2,530)	(351)
Other, net	(161)	(1,082)	(418)	(1,411)
Other expense (income), net	158	(481)	(942)	(99)
Income before income tax provision	27,434	9,879	45,534	21,559
Income tax provision	2,597	1,857	5,231	1,321
Net income	$24,837	$8,022	$40,303	$20,238

Effective income tax rate	9.5%	18.8%	11.5%	6.1%
(a) During the third quarter of 2021, NTEC paid the Company a $10.3 million contract termination fee.

The components of the change in revenues and operating profit are discussed below in "Segment Results."

Third Quarter of 2021 Compared with Third Quarter of 2020 and First Nine Months of 2021 Compared with First Nine Months of 2020

Other expense (income), net

Gain on equity securities represents changes in the market price of invested assets reported at fair value. The change in the third quarter of 2021 and the first nine months of 2021 compared with the respective 2020 periods was due to fluctuations in the market prices of the underlying assets. See Note 5 to the Unaudited Condensed Consolidated Financial Statements for further discussion of equity securities.

North American Coal Corporation India Private Limited ("NACC India") was formed to provide technical business advisory services to the third-party owner of a coal mine in India. During 2014, NACC India's customer defaulted on its contractual payment obligations and as a result of this default, NACC India terminated its contract with the customer and began pursuing contractual remedies. During the third quarter of 2020, the Company received a $1.0 million payment from NACC India's customer which has been reported on the line, Other, net.

Income Taxes

The Company evaluates and updates its estimated annual effective income tax rate on a quarterly basis based on current and forecasted operating results and tax laws. Consequently, based upon the mix and timing of actual earnings compared to projections of earnings between entities that benefit from percentage depletion and those that do not, the effective tax rate may vary quarterly. Changes in the estimated annual effective tax rate result in a cumulative adjustment. The estimated annual effective income tax rate for the nine months ended September 30, 2021 reflects the impact of higher pre-tax income in 2021 compared with 2020, including the termination fee associated with the Bisti contract termination. The estimated annual effective income tax rate differs from the U.S. federal statutory rate due, in part, to the benefit from percentage depletion. The quarterly income tax provision is generally comprised of tax expense on income or a benefit on a loss at the most recent estimated annual effective income tax rate, adjusted for the effect of discrete items.

The Biden administration has proposed changes that would eliminate certain U.S. federal income tax benefits currently available to coal mining and oil and gas exploration and development companies. Such proposed changes, as well as any increase in the U.S. income tax rate, could have a significant impact on the Company’s cash tax expenses and deferred taxes in future periods.

LIQUIDITY AND CAPITAL RESOURCES OF NACCO

Cash Flows

The following tables detail NACCO's changes in cash flow for the nine months ended September 30:

	2021	2020	Change
Operating activities:
Net cash provided by operating activities	$67,794	$2,760	$65,034

Investing activities:
Expenditures for property, plant and equipment and acquisition of mineral interests	(35,534)	(19,802)	(15,732)
Other	495	(1,378)	1,873
Net cash used for investing activities	(35,039)	(21,180)	(13,859)
Cash flow before financing activities	$32,755	$(18,420)	$51,175

The $65.0 million change in net cash provided by operating activities was primarily due to an increase in earnings, including the Bisti $10.3 million termination payment, and a net favorable change in working capital, including:
•A reduction in Federal income tax receivable in the first nine months of 2021 compared with an increase in the first nine months of 2020, and
•Decreased payments made under deferred compensation and long-term incentive compensation plans in the first nine months of 2021 compared with the first nine months of 2020.

The change in net cash used for investing activities was primarily attributable to an increase in expenditures for property, plant and equipment in the NAMining and Coal Mining segments and the acquisition of mineral interests within the Minerals Management segment.

	2021	2020	Change
Financing activities:
Net reductions to long-term debt and revolving credit agreement	$(29,498)	$(1,858)	$(27,640)
Cash dividends paid	(4,200)	(4,045)	(155)
Purchase of treasury shares	—	(1,002)	1,002
Net cash used for financing activities	$(33,698)	$(6,905)	$(26,793)

The change in net cash used for financing activities was primarily due to repayments during the first nine months of 2021 compared with borrowings during the first nine months of 2020.

Financing Activities

Financing arrangements are obtained and maintained at the NACoal level. NACCO has not guaranteed any borrowings of NACoal. The borrowing agreements at NACoal allow for the payment to NACCO of dividends and advances under certain circumstances. Dividends (to the extent permitted by NACoal's borrowing agreement) and management fees are the primary sources of cash for NACCO and enable the Company to pay dividends to stockholders. In addition, under the Company’s tax sharing agreement, subsidiaries make federal income tax payments to NACCO. NACCO makes payments to the IRS on behalf of the consolidated group.

NACoal has an unsecured revolving line of credit of up to $150.0 million (the “NACoal Facility”) that expires in August 2022. There were no borrowings outstanding under the NACoal Facility at September 30, 2021. The NACoal Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.35% on the unused commitment at September 30, 2021. At September 30, 2021, the excess availability under the NACoal Facility was $124.9 million, which reflects a reduction for outstanding letters of credit of $25.1 million.

The Company utilizes equipment financing debt to fund certain equipment purchases. As of September 30, 2021, the Company had $14.7 million in equipment debt financing outstanding.

The Company believes funds available from cash on hand, the NACoal Facility, equipment financing and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the NACoal Facility. The Company is in the process of refinancing the NACoal Facility. Based on the current status of the refinancing, the Company believes that it is probable that the NACoal Facility will be refinanced by December 31, 2021.

Surety Bonds

The Company uses surety bonds to guarantee performance of its consolidated mine reclamation obligations. During the nine months ended September 30, 2021, the Company provided a $15.0 million letter of credit to its surety company to collateralize a portion of its remaining surety bonds and the Company expects to provide another $5.0 million letter of credit to its surety company before the end of 2021. In addition, during the nine months ended September 30, 2021, the Company replaced $8.0 million of outstanding surety bonds with letters of credit. The use of letters of credit reduces the amount available under the NACoal Facility.

Expenditures for property, plant and equipment and mineral interests

Expenditures for property, plant and equipment and mineral interests were $35.5 million during the first nine months of 2021. Planned expenditures for the remainder of 2021 are expected to be approximately $7 million in the Coal Mining segment and $1 million in the NAMining segment. Planned expenditures for 2022 are expected to be approximately $24 million in the NAMining segment, $19 million in the Coal Mining segment and $2 million at Mitigation Resources. The Minerals Management segment is evaluating additional investments in mineral and royalty interests of up to $15 million by the end of 2022.

In the Coal Mining segment, elevated levels of expected capital expenditures through 2022 are primarily related to spending at MLMC as it develops a new mine area. In the NAMining segment, expected capital expenditures through 2022 are primarily for the acquisition, relocation and refurbishment of draglines as well as the acquisition of other mining equipment to support the expansion of contract mining services beyond NAMining's historical dragline-oriented model, including the acquisition of equipment to support Thacker Pass.

Expenditures are expected to be funded from internally generated funds and/or bank borrowings.

Capital Structure

NACCO's consolidated capital structure is presented below:

	SEPTEMBER 30 2021	DECEMBER 31 2020	Change
Cash and cash equivalents	$87,507	$88,450	$(943)
Other net tangible assets	259,494	244,907	14,587
Intangible assets, net	32,534	35,330	(2,796)
Net assets	379,535	368,687	10,848
Total debt	(17,004)	(46,465)	29,461
Bellaire closed mine obligations	(21,612)	(21,598)	(14)
Total equity	$340,919	$300,624	$40,295
Debt to total capitalization	5%	13%	(8)%

The increase in other net tangible assets was primarily due to an increase in Property, plant and equipment and a decrease in Deferred income taxes, partially offset by a decrease in Federal incomes tax receivable at September 30, 2021 compared with December 31, 2020.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2020, there have been no significant changes in the total amount of NACCO's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 46 in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, except for the changes in the letters of credit as described under the Surety Bonds section in this Form 10-Q. See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of certain guarantees related to Coyote Creek.

SEGMENT RESULTS

COAL MINING SEGMENT

FINANCIAL REVIEW

Tons of coal delivered by the Coal Mining segment were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2021	2020	2021	2020
Unconsolidated operations	8,287	7,645	21,950	21,273
Consolidated operations	768	724	2,378	2,306
Total tons delivered	9,055	8,369	24,328	23,579

The results of operations for the Coal Mining segment were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2021	2020	2021	2020
Revenues	$23,682	$20,395	$70,484	$62,896
Cost of sales	19,651	16,379	60,905	57,514
Gross profit	4,031	4,016	9,579	5,382
Earnings of unconsolidated operations(a)	16,615	14,277	43,411	42,104
Contract termination settlement	10,333	—	10,333	—
Selling, general and administrative expenses	6,960	6,385	20,152	19,326
Amortization of intangible assets	902	734	2,795	2,303
(Gain) loss on sale of assets	(4)	—	29	—
Operating profit	$23,121	$11,174	$40,347	$25,857

(a) See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.

Third Quarter of 2021 Compared with Third Quarter of 2020

Revenues increased 16.1% in the third quarter of 2021 compared with the third quarter of 2020 primarily due to the recognition of reclamation revenue from Caddo Creek. During the fourth quarter of 2020, Caddo Creek entered into a contract with a subsidiary of Advanced Emissions Solutions to perform mine reclamation. As a result of these changes, Caddo Creek financial results are consolidated within the Coal Mining segment.

The following table identifies the components of change in operating profit for the third quarter of 2021 compared with the third quarter of 2020:

Operating Profit
2020	$11,174
Increase (decrease) from:
Contract termination settlement	10,333
Earnings of unconsolidated operations	2,338
Gross profit	15
Gain on sale of assets	4
Selling, general and administrative expenses	(575)
Amortization of intangibles	(168)
2021	$23,121

Operating profit increased $11.9 million in the third quarter of 2021 compared with the third quarter of 2020 primarily due to the $10.3 million payment related to the Bisti contract termination recognized during the third quarter of 2021 and an increase in the earnings of unconsolidated operations, partially offset by an increase in selling, general and administrative expenses.

The increase in earnings of unconsolidated operations was primarily due to contractual price escalation as well as an increase in customer demand at Coteau, Falkirk and Sabine. These increases were partially offset by the expected reduction in fees earned at Liberty as the scope of final reclamation activities declined.

Gross profit was comparable between periods as a decrease in the profit per ton delivered at MLMC was offset by earnings associated with the reclamation contract at Caddo Creek. In addition, the third quarter of 2020 included certain costs associated with the termination of the Camino Real Fuels, LLC contract mining agreement.

The increase in selling, general and administrative expenses was primarily due to higher insurance expense and an increase in employee-related costs. Included in insurance expense is an increase of $0.4 million that is reimbursed by one of the Unconsolidated Subsidiaries. The offsetting income related to the reimbursement is included in Earnings of unconsolidated operations.

First Nine Months of 2021 Compared with First Nine Months of 2020

Revenues increased 12.1% in the first nine months of 2021 compared with the first nine months of 2020 primarily due to the recognition of reclamation revenue from Caddo Creek.

The following table identifies the components of change in operating profit for the first nine months of 2021 compared with the first nine months of 2020:

Operating Profit
2020	$25,857
Increase (decrease) from:
Contract termination settlement	10,333
Gross profit	4,197
Earnings of unconsolidated operations	1,307
Selling, general and administrative expenses	(826)
Amortization of intangibles	(492)
Loss on sale of assets	(29)
2021	$40,347

Operating profit increased $14.5 million in the first nine months of 2021 compared with the first nine months of 2020 primarily due to the payment related to the Bisti contract termination recognized during the third quarter of 2021, an increase in gross profit and an increase in earnings of unconsolidated operations. The improvement in gross profit was mainly due to income at Caddo Creek and a reduction in costs at Centennial.

The increase in earnings of unconsolidated operations was primarily due to contractual price escalation as well as an increase in customer demand at Falkirk and Sabine. The increase was partially offset by the expected reduction in fees earned at Liberty as the scope of final reclamation activities declined, the termination of the Camino Real Fuels, LLC contract mining agreement effective July 1, 2020 and the cessation of coal deliveries at Caddo Creek.

The increase in selling, general and administrative expenses was primarily due to higher insurance expense. Included in insurance expense is an increase of $1.0 million that is reimbursed by one of the Unconsolidated Subsidiaries. The offsetting income related to the reimbursement is included in Earnings of unconsolidated operations.

NORTH AMERICAN MINING ("NAMining") SEGMENT

FINANCIAL REVIEW
Tons delivered by the NAMining segment were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2021	2020	2021	2020
Unconsolidated operations	2,735	2,359	7,602	6,841
Consolidated operations	11,398	9,213	32,640	28,099
Total tons delivered	14,133	11,572	40,242	34,940

The results of operations for the NAMining segment were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2021	2020	2021	2020
Total revenues	$17,693	$9,443	$51,321	$33,115
Reimbursable costs	12,278	5,505	37,835	21,037
Revenues excluding reimbursable costs	$5,415	$3,938	$13,486	$12,078

Total revenues	$17,693	$9,443	$51,321	$33,115
Cost of sales	17,052	8,808	48,723	30,797
Gross profit	641	635	2,598	2,318
Earnings of unconsolidated operations(a)	1,037	868	3,125	2,822
Selling, general and administrative expenses	1,372	1,259	4,510	3,868
Gain on sale of assets	(6)	—	(12)	(247)
Operating profit	$312	$244	$1,225	$1,519

(a) See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.

Total revenues increased 87.4% and 55.0% in the third quarter and first nine months of 2021 compared with the respective 2020 periods primarily due to an increase in reimbursable costs, which have an offsetting amount in cost of sales and have no impact on operating profit. The relocation of draglines related to new and amended contracts is the main driver of the increase in reimbursable costs. The increase in revenues excluding reimbursable costs is primarily due to an increase in tons delivered.

The following table identifies the components of change in operating profit for the third quarter of 2021 compared with the third quarter of 2020:

Operating Profit
2020	$244
Increase (decrease) from:
Earnings of unconsolidated operations	169
Gross profit	6
Gain on sale of assets	6
Selling, general and administrative expenses	(113)
2021	$312

Operating profit increased $0.1 million in the third quarter of 2021 compared with the third quarter of 2020. Increased tons delivered under existing contracts and contributions from new mining contracts were offset by an increase in operating expenses mainly due to higher employee-related costs, including medical costs, and higher business development expenses.

The following table identifies the components of change in operating profit for the first nine months of 2021 compared with the first nine months of 2020:

Operating Profit
2020	$1,519
Increase (decrease) from:
Selling, general and administrative expenses	(642)
Gain on sale of assets	(235)
Earnings of unconsolidated operations	303
Gross profit	280
2021	$1,225

Operating profit decreased $0.3 million in the first nine months of 2021 compared with the first nine months of 2020 primarily due to an increase in selling, general and administrative expenses, mainly attributable to higher employee-related costs and an increase in business development expenses, partially offset by an increase in earnings of unconsolidated operations and an improvement in gross profit. The increase in both earnings of unconsolidated operations and gross profit was primarily due to favorable changes in the mix of customer requirements.

MINERALS MANAGEMENT SEGMENT
FINANCIAL REVIEW

The results of operations for the Minerals Management segment were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2021	2020	2021	2020
Revenues	$10,607	$2,722	$21,715	$9,950
Cost of sales	755	537	2,398	1,793
Gross profit	9,852	2,185	19,317	8,157
Selling, general and administrative expenses	398	512	1,455	1,707
Operating profit	$9,454	$1,673	$17,862	$6,450

Revenues and operating profit increased significantly in the three and nine months ended September 30, 2021 compared with the respective 2020 periods due in part to $3.3 million of settlement income recognized during the third quarter of 2021. In addition, the first nine months of 2021 included an increase in royalty income generated by gas production from the Ohio and Louisiana mineral interests, as well as oil production from the Permian Basin and Eagle Ford Shale mineral interests acquired in the fourth quarter of 2020 and early in the second quarter of 2021, respectively. Favorable changes in natural gas and oil prices also contributed to the improvement in revenues and operating profit. The decrease in selling, general and administrative expenses is primarily due to the absence of a $0.5 million charge taken in the second quarter of 2020 to write-off certain leasehold interests.

UNALLOCATED ITEMS AND ELIMINATIONS

FINANCIAL REVIEW

Unallocated Items and Eliminations were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2021	2020	2021	2020
Operating loss	$(5,295)	$(3,693)	$(14,842)	(12,366)

The operating loss increased in the three and nine months ended September 30, 2021 primarily due to higher employee-related costs and business development initiatives.

NACCO Industries, Inc. Outlook

Coal Mining Outlook - 2021
Coal deliveries for the fourth quarter of 2021 are expected to decrease compared with the fourth quarter of 2020 primarily as a result of the termination of the Bisti contract at the end of the 2021 third quarter and current expectations for customer requirements.

The Company expects operating profit for the Coal Mining segment to increase substantially over the prior year fourth quarter operating loss because the 2020 fourth quarter included a $2.0 million charge to write down MLMC's coal inventory and $2.6 million in expense for costs associated with a voluntary separation program and an asset impairment. Excluding the impact of these 2020 items, operating profit in the fourth quarter of 2021 is expected to decrease from the prior year fourth quarter. The decrease is primarily attributable to reduced earnings on lower deliveries at the unconsolidated Coal Mining operations and significantly lower results expected at MLMC due to higher costs, partly offset by lower operating expenses as a result of an anticipated decrease in employee-related costs and the absence of wind-down costs recognized in 2020 at Camino Real.

The anticipated reduction in fourth quarter earnings at the unconsolidated Coal Mining operations is expected to be mainly driven by the Bisti contract termination and a reduction in fees earned at Liberty, as the scope of final mine reclamation has declined since 2020. The decrease is expected to be partly offset by improved earnings due to contractual price escalation.

Overall, full-year 2021 coal deliveries are expected to be moderately lower than 2020. Despite fewer deliveries, operating profit for the 2021 full year is expected to increase, even after excluding the impact of the $10.3 million termination payment in 2021 and the 2020 inventory write down and fixed asset impairment and voluntary separation charges, mainly as a result of income associated with performing mine reclamation at Caddo Creek, a reduction in expenses at Centennial and the absence of costs associated with the closure of Camino Real.

Full-year 2021 earnings at the unconsolidated Coal Mining operations are expected to be comparable to 2020 as increased earnings at Coteau, Falkirk and Sabine are expected to be offset by reduced fees earned at Liberty and a reduction in earnings from the Bisti and Camino Real contract terminations.

Excluding the termination payment received in 2021 and the fixed asset impairment charge of $1.1 million recognized in the 2020 fourth quarter, Segment adjusted EBITDA for the 2021 fourth quarter and full year is expected to increase over the respective prior year periods as a result of operating profit improvements and an increase in depreciation, depletion and amortization expense. The increase in depreciation, depletion and amortization expense is primarily due to higher capital expenditures at MLMC in years subsequent to 2018.

Capital expenditures are expected to be approximately $7 million in the fourth quarter of 2021 and approximately $17 million for the 2021 full year.

The Company's contract structure eliminates exposure to spot coal market price fluctuations. However, fluctuations in natural gas prices and the availability of renewable generation, particularly wind, can contribute to changes in power plant dispatch and customer demand for coal. The significant increase in natural gas prices in the third quarter of 2021 contributed to an increase in customer power plant dispatch and coal deliveries. Sustained higher natural gas prices could lead to increased demand for coal and positively affect Coal Mining segment results. Over the longer term, the Company continues to believe that customer demand will remain pressured by continuing increases in subsidized renewable generation sources, particularly wind. Future changes to expectations for customer power plant dispatch could affect the Company’s outlook.

Coal Mining Outlook - 2022
As previously announced, Great River Energy ("GRE") entered into an agreement to sell Coal Creek Station and the adjacent high-voltage direct current transmission line to Bismarck, North Dakota-based Rainbow Energy Center, LLC and its affiliates. The closing of this sale is subject to the satisfaction of certain conditions. Presently, closing is expected to occur in the first quarter of 2022; however, closing could occur before the end of 2021 if closing conditions are satisfied earlier than anticipated. Upon completion of the sale of Coal Creek Station, the existing agreements between GRE and Falkirk will terminate, and GRE will pay Falkirk $14.0 million. GRE will also transfer ownership of an office building located in Bismarck, North Dakota, and convey membership units in Midwest AgEnergy to another wholly owned and consolidated subsidiary of NACCO.

If GRE's sale to Rainbow Energy is successful, a new Coal Sales Agreement ("CSA") between Falkirk and Rainbow Energy will become effective and Falkirk will begin supplying all coal requirements of Coal Creek Station concurrent with Rainbow Energy's acquisition of the power plant. Falkirk will be paid a management fee per ton of coal delivered for operating the mine, and Rainbow Energy will be responsible for funding all mine operating costs and directly or indirectly providing all of the capital required to operate the mine. The CSA specifies that Falkirk will perform final mine reclamation, which will be funded in its entirety by Rainbow Energy. The initial production period is expected to run ten years from the effective date of the CSA, but the CSA may be extended or terminated early under certain circumstances.

In 2022, the Company expects coal deliveries to decrease from 2021 levels as a result of the Bisti contract termination and current expectations of customer requirements.

Excluding the Bisti and expected GRE termination payments, Coal Mining operating profit in 2022 is expected to decrease significantly compared with 2021. This decrease is primarily the result of expected significant reductions in earnings at the consolidated and unconsolidated Coal Mining operations, as well as an anticipated increase in operating expenses. The increase in operating expenses is primarily due to expected higher insurance costs.

Results at the consolidated mining operations are expected to decrease significantly in 2022 from 2021 primarily due to an increase in the cost per ton of coal delivered in 2022 compared with 2021 at MLMC. The increase in the cost per ton is partly attributable to increased diesel fuel costs and higher depreciation expense related to recent capital expenditures to develop a new mine area.

The reduction in earnings at the unconsolidated Coal Mining operations is expected to be mainly driven by lower earnings at Falkirk. To support the transfer of Coal Creek Station, Falkirk has agreed to a reduction in the current per ton management fee from the effective date of the new CSA through May 31, 2024. After May 31, 2024, the per ton management fee increases to a higher base in line with current fee levels, and thereafter adjusts annually according to an index which tracks a broad measure of U.S. inflation. Termination of the Bisti contract in late 2021 will also contribute to a decline in the earnings at the unconsolidated mining operations in 2022.

Segment adjusted EBITDA, excluding the termination payments of $10.3 million from NTEC and the anticipated $14 million from GRE, is expected to decrease significantly in 2022 from 2021 primarily as a result of the forecasted reduction in operating profit.

Capital expenditures are expected to be approximately $19 million in 2022. The elevated levels of capital expenditures in the Coal Mining segment expected through 2022 relate to the development of a new mine area at MLMC. The increase in capital expenditures associated with mine development will result in higher depreciation expense in future periods that will unfavorably affect future operating profit. Capital expenditures for MLMC are expected to return to lower pre-2019 levels in 2023.

Additional premature closures or reductions in dispatch of power plants served by the Company's mines would have a material adverse effect on the future Earnings of unconsolidated operations of the Coal Mining segment and on the long-term earnings and cash flows of NACCO. The owner of the power plant served by the Company's Sabine Mine in Texas intends to retire the power plant in the first quarter of 2023, at which time Sabine expects to begin final reclamation. Funding for mine reclamation is the responsibility of the customer. Coteau operates the Freedom Mine in North Dakota. All coal production from the Freedom Mine is delivered to Basin Electric Power Cooperative. Basin Electric utilizes the coal at the Great Plains Synfuels Plant, Antelope Valley Station and Leland Olds Station. The Synfuels Plant is a coal gasification plant owned by Dakota Gas that manufactures synthetic natural gas and produces fertilizers, solvents, phenol, carbon dioxide and other chemical products for sale. In August 2021, Basin Electric signed a non-binding term sheet to sell the assets of Dakota Gas. As part of the agreement, Basin Electric indicated that the Synfuels Plant will continue existing operations through 2025. The closing is subject to the satisfaction of specified conditions. Basin Electric is also considering other options for the Synfuels Plant if the transaction with the potential buyer does not close.

NAMining Outlook
NAMining expects tons delivered and operating profit to increase in the 2021 fourth quarter and full year over the respective prior year periods primarily as a result of increased production under existing contracts and contributions from mining contracts entered into during 2021, partially offset by an increase in operating expenses. In 2022, NAMining expects full-year operating profit to increase significantly over 2021 due to contributions from contracts entered into during 2021 and an expected increase in customer requirements. Segment adjusted EBITDA for the 2021 fourth quarter and full year, as well as in 2022, is expected to increase significantly compared with the respective prior year periods as a result of the improved operating profit and an increase in depreciation expense.

During the first quarter of 2021, NAMining entered into a 15-year mining services contract with a new customer at a limestone quarry in Central Florida. NAMining is operating a smaller dragline at this quarry while it relocates a larger dragline that will increase production capacity. Deliveries are expected to be approximately 1.5 million tons annually once mining commences with the larger dragline. The larger dragline is anticipated to be commissioned in 2023. NAMining also amended a contract with a current customer to operate an additional dragline at an existing limestone quarry in Florida.

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

In the third quarter, NAMining signed two contracts with a new customer to perform all mining operations at two sand and gravel quarries located in Texas and Arkansas. The initial term of each contract is two years, and one of the contracts automatically extends an additional two years provided NAMining is not in default under that contract. This customer is a leading supplier of construction materials in North America.

NAMining anticipates that these new or revised contracts will be accretive to earnings in the 2021 fourth quarter and in 2022. NAMining has a substantial pipeline of potential new projects and is pursuing a number of growth initiatives that, if successful, would be accretive to future earnings.

In 2019, NAMining's subsidiary, Sawtooth Mining, LLC, entered into a mining services agreement to serve as the exclusive contract miner for the Thacker Pass lithium project in northern Nevada, owned by Lithium Nevada Corp., a subsidiary of Lithium Americas Corp. (TSX: LAC) (NYSE: LAC). Lithium Americas owns the lithium reserves at Thacker Pass and will be responsible for the processing and sale of the lithium produced. In early October 2021, Lithium Americas provided an update on the Thacker Pass project, which noted that final permitting decisions are expected to be received in the first quarter of 2022. Early-works construction is expected to begin in the first half of 2022. At maturity, this management fee contract is expected to deliver fee income similar to a mid-sized management fee coal mine.

Capital expenditures are expected to be approximately $1 million and $20 million in the 2021 fourth quarter and full-year, respectively. In 2022, capital expenditures are expected to be approximately $24 million primarily for the acquisition, relocation and refurbishment of draglines, as well as the acquisition of other mining equipment to support the expansion of contract-mining services beyond NAMining's historical dragline-oriented model, including the acquisition of equipment to support the Thacker Pass lithium project. The cost of mining equipment related to Thacker Pass will be reimbursed by the customer over a seven-year period from the equipment acquisition date.

Minerals Management Outlook
The Minerals Management segment derives income from royalty-based leases under which lessees make payments to the Company based on their sale of natural gas, oil, natural gas liquids and coal, extracted primarily by third parties.

In 2020, Minerals Management took impairment charges of $0.6 million and $6.7 million in the second and fourth quarters, respectively, related to coal-related legacy assets. Excluding the 2020 fourth-quarter charge, operating profit and Segment adjusted EBITDA in the Minerals Management segment are expected to decrease in the 2021 fourth quarter primarily due to the natural production decline curve of certain newer wells in Ohio.

Full-year 2021 operating profit and Segment adjusted EBITDA are expected to increase over 2020, including and excluding the prior year impairment charge, due to the addition of royalty income generated from the recently acquired Permian Basin and Eagle Ford Shale mineral interests and higher oil and gas market prices.

Operating profit and Segment adjusted EBITDA in 2022 are expected to decrease significantly from 2021 primarily driven by reduced production due to the natural decline curve on wells in Ohio, expectations for lower natural gas and oil prices, and the absence of $3.3 million of settlement income recognized in 2021. The Company expects oil and gas market prices to moderate in 2022 and stabilize at levels consistent with expected full-year 2021 averages.

Commodity prices are inherently volatile. Natural gas and oil benchmark prices increased in the third quarter of 2021 when compared with earlier periods. If future natural gas and oil prices remain at higher levels than anticipated, results for the fourth quarter of 2021 and 2022 full year could be favorably impacted.

Minerals Management is evaluating additional investments in mineral and royalty interests of up to $15 million by the end of 2022. These investments are expected to be accretive, but each investment's contribution to earnings is dependent on the details of that investment, including the size and type of interests acquired and the stage and timing of mineral development. The contribution of each investment could also vary due to commodity price changes. These acquired interests are expected to align with the Company’s strategy of selectively acquiring mineral and royalty interests with a balance of near-term cash-flow yields and long-term growth potential, in high-quality reservoirs offering diversification from the Company’s legacy mineral interests.

Consolidated Outlook
Overall, NACCO expects a significant increase in consolidated operating profit, net income and Consolidated Adjusted EBITDA in the fourth quarter of 2021 over 2020, primarily due to the absence of prior year charges totaling $11.6 million. Excluding these items, fourth quarter 2021 consolidated operating profit is expected to decrease from the prior year primarily due to anticipated lower results in the Coal Mining and Minerals Management segments partially offset by an increase in the NAMining segment.

The Company expects net income for the 2021 full year to be significantly higher than 2020, resulting from the Bisti termination payment and the absence of the prior-year charges totaling $12.1 million. Excluding these items, the Company also expects significantly higher 2021 net income and Consolidated Adjusted EBITDA as a result of the strong results in the first nine months of the year. The anticipated effective income tax rate is expected to be between 11% and 14% in 2021.

In 2022, NACCO expects consolidated net income to decrease significantly from 2021. Lower earnings in the Coal Mining segment and an anticipated reduction in earnings in the Minerals Management segment are expected to be partially offset by lower income tax expense. Securing contracts for new mining projects and acquisitions of additional mineral interests could be accretive to the current forecast.

The Company expects significant cash flow before financing activities in 2021 compared to a substantial use of cash in 2020. Consolidated capital expenditures are expected to be between $44 million and $49 million in 2021 and $55 million to $60 million in 2022. Capital expenditures in 2022 include approximately $2 million for expenditures at Mitigation Resources of North America®. As a result of the forecasted capital expenditures and anticipated decrease in net income, cash flow before financing activities in 2022 is expected to return to a significant use of cash.

The extent to which COVID-19 impacts the Company going forward will depend on numerous factors, including but not limited to the duration of the ongoing pandemic, the severity of COVID-19 variants, the effectiveness of actions taken to contain and treat COVID-19 and its variants, the nature of, and the public's adherence to, public health guidelines, the pace and acceptance of vaccinations and subsequent achievement of herd immunity, as well as the severity of pandemic-related supply chain and cost inflation challenges and the pace and the extent of economic recovery. While the Company's operations have not been materially affected by the pandemic, future developments, which are highly uncertain and unpredictable, could significantly and rapidly cause a deterioration in the Company’s results, supply chain channels and customer demand.

Growth and Diversification
The Company is pursuing growth and diversification by strategically leveraging its core mining and natural resources management skills to build a strong portfolio of affiliated businesses. Management continues to be optimistic about the long-term outlook for growth in the NAMining and Minerals Management segments and in the Company's Mitigation Resources business. Each of these businesses continues to expand its pipeline of potential new projects with opportunities for growth and diversification.

NAMining is pursuing growth and diversification by expanding the scope of its business development activities to include potential customers who require a broad range of minerals and materials and by leveraging the Company’s core mining skills to expand the range of contract mining services it provides. NAMining advanced these efforts in the first nine months of 2021 when it entered into a contract to mine sand and gravel in Indiana and signed contracts with a leading supplier of construction materials in North America to perform all mining operations at two sand and gravel quarries located in Texas and Arkansas. The new contracts in Texas and Arkansas include responsibility for all mining activities, including pre-strip, blasting, excavation and load and haul operations. These new contracts expand the range of contract mining services beyond the traditional scope of NAMining's core, dragline-oriented limestone mining business and expand its geographic footprint beyond Florida. In addition, NAMining continues to pursue additional opportunities to provide comprehensive mining services to operate entire mines, as it expects to do at the new lithium project in Nevada. The goal is to build NAMining into a leading provider of contract mining services for customers who produce a wide variety of minerals and materials. The Company believes NAMining can grow to be a substantial contributor to operating profit, delivering unlevered after-tax returns on invested capital in the mid-teens as this business model matures and achieves significant scale, but the pace of growth will be dependent on the mix and scale of new projects.

The Minerals Management segment continues its efforts to grow and diversify by pursuing acquisitions of additional mineral and royalty interests in the United States, in a market and price environment that the Company believes remains well-aligned with its strategy and objectives. The Minerals Management segment will benefit from the continued development of its mineral properties without additional capital investment, as all further development costs are borne entirely by third-party producers who lease the minerals. This business model can deliver higher average operating margins over the life of a reserve than traditional oil and gas companies that bear the cost of exploration, production and/or development. Catapult, the Company’s business unit focused on managing and expanding the Company’s portfolio of oil and gas mineral and royalty interests, has developed a strong network to source and secure new acquisitions, and has several potential acquisitions under review. The goal is to construct a diversified portfolio of high-quality oil and gas mineral and royalty interests in the United States that deliver near-term cash flow yields and long-term projected growth. The Company believes this business will provide unlevered after-tax returns on invested capital in the low-to-mid-teens as the portfolio of reserves and mineral interests grows and this business model matures.

Mitigation Resources continues to expand its business, which creates and sells stream and wetland mitigation credits and provides services to those engaged in permittee-responsible mitigation. This business offers an opportunity for growth and diversification in an industry where the Company has substantial knowledge and expertise and a strong reputation. The Mitigation Resources business has achieved several early successes and is positioned for additional growth. The Company's goal is to grow Mitigation Resources into one of the ten largest U.S. providers of mitigation solutions, largely focused on streams and wetlands, initially in the southeast United States. While this business is in the early stages of development, the Company believes that Mitigation Resources can provide solid rates of return as this business matures.

The Company also continues to pursue activities which can strengthen the resiliency of its existing coal mining operations. The Company remains focused on managing coal production costs and maximizing efficiencies and operating capacity at mine locations to help customers with management fee contracts be more competitive. These activities benefit both customers and the Company's Coal Mining segment, as fuel cost is a significant driver for power plant dispatch. Increased power plant dispatch results in increased demand for coal by the Coal Mining segment's customers. Fluctuating natural gas prices and availability of renewable energy sources, such as wind and solar, could affect the amount of electricity dispatched from coal-fired power plants.

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

The Company is committed to maintaining a conservative capital structure as it continues to grow and diversify, while avoiding unnecessary risk. Strategic diversification will generate cash that can be re-invested to strengthen and expand the businesses. The Company also continues to maintain the highest levels of customer service and operational excellence with an unwavering focus on safety and environmental stewardship.

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) changes to or termination of customer or other third-party contracts, or a customer or other third party default under a contract, (2) a significant reduction in purchases by the Company's customers, including as a result of changes in coal consumption patterns of U.S. electric power generators, or changes in the power industry that would affect demand for the Company's coal and other mineral reserves, (3) the ability of the Company to access credit in the current economic environment, or obtain financing at reasonable rates, or at all, and to maintain surety bonds for mine reclamation as a result of current market sentiment for fossil fuels, (4) failure to obtain adequate insurance coverages at reasonable rates, (5) the impact of the COVID-19 pandemic, including any impact on suppliers, customers and employees, (6) supply chain disruptions, including price increases and shortages of parts and materials, (7) changes in tax laws or regulatory requirements, including the elimination of, or reduction in, the percentage depletion tax deduction, changes in mining or power plant emission regulations and health, safety or environmental legislation, (8) the effects of investors’ and other stakeholders’ increasing attention to environmental, social and governance (“ESG”) matters, (9) changes in costs related to geological and geotechnical conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (10) regulatory actions, changes in mining permit requirements or delays in obtaining mining permits that could affect deliveries to customers, (11) weather conditions, extended power plant outages, liquidity events or other events that would change the level of customers' coal or aggregates requirements, (12) weather or equipment problems that could affect deliveries to customers, (13) failure or delays by the Company's lessees in achieving expected production of natural gas and other hydrocarbons; the availability and cost of transportation and processing services in the areas where the Company's oil and gas reserves are located; federal and state legislative and regulatory initiatives relating to hydraulic fracturing; and the ability of lessees to obtain capital or financing needed for well-development operations and leasing and development of oil and gas reserves on federal lands, (14) changes in the costs to reclaim mining areas, (15) costs to pursue and develop new mining, mitigation and oil and gas opportunities and other value-added service opportunities, (16) delays or reductions in coal or aggregates deliveries, (17) changes in the prices of hydrocarbons, particularly diesel fuel, natural gas and oil, (18) the ability to successfully evaluate investments and achieve intended financial results in new business and growth initiatives, (19) disruptions from natural or human causes, including severe weather, accidents, fires, earthquakes and terrorist acts, any of which could result in suspension of operations or harm to people or the environment, and (20) the ability to attract, retain, and replace workforce and administrative employees.

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
Changes in internal control over financial reporting: During the third quarter of 2021, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
    None.

Item 1A    Risk Factors
During the quarter ended September 30, 2021, there have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities (1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
Month #1 (July 1 to 31, 2021)	—	$—	—	$22,659,516
Month #2 (August 1 to 31, 2021)	—	$—	—	$22,659,516
Month #3 (September 1 to 30, 2021)	—	$—	—	$22,659,516
Total	—	$—	—	$22,659,516

(1)    During 2019, the Company established a stock repurchase program allowing for the purchase of up to $25.0 million of the Company's Class A Common Stock outstanding through December 31, 2021. See Note 4 to the Unaudited Condensed Consolidated Financial Statements for further discussion of the Company's stock repurchase program.

Item 3    Defaults Upon Senior Securities
    None.

Item 4    Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 filed with this Quarterly Report on Form 10-Q for the period ended September 30, 2021.

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

NACCO Industries, Inc. (Registrant)
Date:	November 3, 2021	/s/ Elizabeth I. Loveman
Elizabeth I. Loveman
Vice President and Controller (principal financial and accounting officer)