Form 10-Q
period 2022-03-31
NACCO INDUSTRIES INC
filed 2022-05-04
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☑
Number of shares of Class A Common Stock outstanding at April 29, 2022: 5,761,856
Number of shares of Class B Common Stock outstanding at April 29, 2022: 1,566,413

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31 2022	DECEMBER 31 2021
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$81,620	$86,005
Trade accounts receivable	27,226	25,667
Accounts receivable from affiliates	5,804	5,605
Inventories	55,967	54,085
Refundable federal income taxes	12,537	15,054
Prepaid insurance	11,283	2,016
Other current assets	12,215	14,621
Total current assets	206,652	203,053
Property, plant and equipment, net	196,463	193,167
Intangibles, net	30,927	31,774
Investments in unconsolidated subsidiaries	18,452	19,090
Operating lease right-of-use assets	8,583	8,911
Other non-current assets	51,930	51,225
Total assets	$513,007	$507,220
LIABILITIES AND EQUITY
Accounts payable	$11,037	$12,208
Accounts payable to affiliates	909	741
Current maturities of long-term debt	2,965	2,527
Asset retirement obligations	1,820	1,820
Accrued payroll	8,040	16,339
Deferred revenue	2,989	4,082
Other current liabilities	8,664	8,299
Total current liabilities	36,424	46,016
Long-term debt	22,573	18,183
Operating lease liabilities	9,478	9,733
Asset retirement obligations	42,278	42,131
Pension and other postretirement obligations	6,001	6,605
Deferred income taxes	14,303	14,792
Liability for uncertain tax positions	10,113	10,113
Other long-term liabilities	7,343	7,531
Total liabilities	148,513	155,104
Stockholders' equity
Common stock:
Class A, par value $1 per share, 5,761,856 shares outstanding (December 31, 2021 - 5,616,568 shares outstanding)	5,762	5,616
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,566,413 shares outstanding (December 31, 2021 - 1,566,613 shares outstanding)	1,566	1,567
Capital in excess of par value	17,309	16,331
Retained earnings	347,915	336,778
Accumulated other comprehensive loss	(8,058)	(8,176)
Total stockholders' equity	364,494	352,116
Total liabilities and equity	$513,007	$507,220

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31
	2022	2021
	(In thousands, except per share data)
Revenues	$55,023	$45,105
Cost of sales	39,176	37,413
Gross profit	15,847	7,692
Earnings of unconsolidated operations	14,592	15,342
Operating expenses
Selling, general and administrative expenses	14,784	13,763
Amortization of intangible assets	847	982
Gain on sale of assets	(136)	(41)
	15,495	14,704
Operating profit	14,944	8,330
Other (income) expense
Interest expense	513	356
Interest income	(145)	(120)
Closed mine obligations	380	383
Gain on equity securities	(518)	(823)
Other, net	(230)	(130)
	—	(334)
Income before income tax provision (benefit)	14,944	8,664
Income tax provision (benefit)	2,362	(297)
Net income	$12,582	$8,961

Earnings per share:
Basic earnings per share	$1.73	$1.26
Diluted earnings per share	$1.72	$1.25

Basic weighted average shares outstanding	7,253	7,101
Diluted weighted average shares outstanding	7,321	7,142

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED
	MARCH 31
	2022	2021
	(In thousands)
Net income	$12,582	$8,961
Reclassification of pension and postretirement adjustments into earnings, net of $35 and $43 tax benefit in the three months ended March 31, 2022 and March 31, 2021, respectively.	118	143
Total other comprehensive income	118	143
Comprehensive income	$12,700	$9,104

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31
	2022	2021
	(In thousands)
Operating activities
Net cash used for operating activities	$(1,070)	$(910)

Investing activities
Expenditures for property, plant and equipment and acquisition of mineral interests	(4,649)	(4,876)
Proceeds from the sale of property, plant and equipment	135	44
Other	(15)	(15)
Net cash used for investing activities	(4,529)	(4,847)

Financing activities
Additions to long-term debt	3,348	170
Reductions of long-term debt	(2,689)	(357)
Net additions (reductions) to revolving credit agreements	2,000	(2,000)
Cash dividends paid	(1,445)	(1,374)
Net cash provided by (used for) financing activities	1,214	(3,561)

Cash and cash equivalents
Total decrease for the period	(4,385)	(9,318)
Balance at the beginning of the period	86,005	88,450
Balance at the end of the period	$81,620	$79,132
See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2021	$5,490	$1,568	$10,895	$294,270	$(11,599)	$300,624
Stock-based compensation	92	—	923	—	—	1,015
Conversion of Class B to Class A shares	1	(1)	—	—	—	—
Net income	—	—	—	8,961	—	8,961
Cash dividends on Class A and Class B common stock: $0.1925 per share	—	—	—	(1,374)	—	(1,374)
Reclassification adjustment to net income, net of tax	—	—	—	—	143	143
Balance, March 31, 2021	$5,583	$1,567	$11,818	$301,857	$(11,456)	$309,369

Balance, January 1, 2022	$5,616	$1,567	$16,331	$336,778	$(8,176)	$352,116
Stock-based compensation	145	—	978	—	—	1,123
Conversion of Class B to Class A shares	1	(1)	—	—	—	—
Net income	—	—	—	12,582	—	12,582
Cash dividends on Class A and Class B common stock: $0.1975 per share	—	—	—	(1,445)	—	(1,445)
Reclassification adjustment to net income, net of tax	—	—	—	—	118	118
Balance, March 31, 2022	$5,762	$1,566	$17,309	$347,915	$(8,058)	$364,494

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(In thousands, except as noted and per share amounts)

NOTE 1—Nature of Operations and Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of NACCO Industries, Inc.® (“NACCO”) and its wholly owned subsidiaries (collectively, the “Company”). NACCO brings natural resources to life by delivering aggregates, minerals, reliable fuels and environmental solutions through its robust portfolio of NACCO Natural Resources businesses. The Company operates under three business segments: Coal Mining, North American Mining ("NAMining") and Minerals Management. The Coal Mining segment operates surface coal mines for power generation companies. The NAMining segment is a trusted mining partner for producers of aggregates, coal, lithium and other industrial minerals. The Minerals Management segment acquires and promotes the development of mineral interests. Mitigation Resources of North America® ("Mitigation Resources") provides stream and wetland mitigation solutions.

The Company also has items not directly attributable to a reportable segment. Intercompany accounts and transactions are eliminated in consolidation.

Effective January 1, 2022, the Company changed the composition of its reportable segments. As a result, the Company retrospectively changed its computation of segment operating profit to reclassify the results of Caddo Creek Resources Company, LLC (“Caddo Creek”) and Demery Resources Company, LLC ("Demery") from the Coal Mining segment into the NAMining segment as these operations provide mining solutions for producers of industrial minerals, rather than for power generation. The Coal Mining segment now includes only mines that deliver coal for power generation. This segment reporting change has no impact on consolidated operating results. All prior period segment information has been reclassified to conform to the new presentation. See Note 8 to the Unaudited Condensed Consolidated Financial Statements for further discussion of segment reporting.

The Company’s operating segments are further described below:

Coal Mining Segment
The Coal Mining segment, operating as The North American Coal Corporation® ("NACoal"), operates surface coal mines under long-term contracts with power generation companies pursuant to a service-based business model. Lignite coal is surface mined in North Dakota, Texas and Mississippi. Each mine is fully integrated with its customer's operations and is the exclusive supplier of coal to its customers' facilities.

During the three months ended March 31, 2022, the Coal Mining segment's operating coal mines were: The Coteau Properties Company (“Coteau”), Coyote Creek Mining Company, LLC (“Coyote Creek”), The Falkirk Mining Company (“Falkirk”), Mississippi Lignite Mining Company (“MLMC”) and The Sabine Mining Company (“Sabine”). Each of these mines deliver their coal production to adjacent power plants or synfuels plants under long-term supply contracts. MLMC’s coal supply contract contains a take or pay provision; all other coal supply contracts are requirements contracts under which earnings can fluctuate. Certain coal supply contracts can be terminated early, which would result in a reduction to future earnings.

During the three months ended March 31, 2021, the Coal Mining segment's operating coal mines also included Bisti Fuels Company, LLC (“Bisti”). Effective September 30, 2021, the contract mining agreement between Bisti and its customer, Navajo Transitional Energy Company ("NTEC"), was terminated.

Coteau operates the Freedom Mine in North Dakota. All coal production from the Freedom Mine is delivered to Basin Electric Power Cooperative (“Basin Electric”). Basin Electric utilizes the coal at the Great Plains Synfuels Plant (the “Synfuels Plant”), Antelope Valley Station and Leland Olds Station. The Synfuels Plant is a coal gasification plant, owned by Dakota Gasification Company (“Dakota Gas’), a subsidiary of Basin Electric, that manufactures synthetic natural gas and produces fertilizers, solvents, phenol, carbon dioxide, and other chemical products for sale. During 2020, Basin Electric informed Coteau that it is considering changes that may result in modifications to its Synfuels Plant that could potentially reduce or eliminate coal requirements at the Synfuels Plant. During 2021, Bakken Energy (“Bakken”) and Basin Electric signed a non-binding term sheet to transfer ownership of the assets of Dakota Gas to Bakken. Bakken stated the closing date is expected to be April 1, 2023. The closing is subject to the satisfaction of specified conditions. As part of the term sheet between Basin Electric and Bakken, Basin Electric indicated that the Synfuels Plant will continue existing operations through 2026. Basin Electric is also considering other options for the Synfuels Plant if the transaction with Bakken does not close. Basin Electric indicated that if it decides to proceed with any changes that could reduce or eliminate the use of coal, the feedstock change is not expected to occur before 2027.

Falkirk operates the Falkirk Mine in North Dakota. Falkirk is the sole supplier of lignite coal to the Coal Creek Station power plant pursuant to a contract under which Falkirk also supplies approximately 0.3 million tons of lignite coal per year to Spiritwood Station power plant. Coal Creek Station and Spiritwood Station are owned by Great River Energy (“GRE”). In 2020, GRE announced its intent to sell or retire Coal Creek Station and modify Spiritwood Station to be fueled by natural gas. During 2021, GRE entered into an agreement to sell Coal Creek Station and the adjacent high-voltage direct current transmission line to Bismarck, North Dakota-based Rainbow Energy Center, LLC (“Rainbow Energy”) and its affiliates. On May 2, 2022, GRE completed the sale of the Coal Creek Station power plant and the adjacent high-voltage direct current transmission line to Rainbow Energy. See Note 9 for further discussion of the transactions.

Sabine operates the Sabine Mine in Texas. All production from Sabine is delivered to Southwestern Electric Power Company's (“SWEPCO”) Henry W. Pirkey Plant (the “Pirkey Plant”). SWEPCO is an American Electric Power (“AEP”) company. AEP intends to retire the Pirkey Plant in 2023. Sabine expects deliveries to cease during the first quarter of 2023 at which time it expects to begin final reclamation. Funding for mine reclamation is the responsibility of SWEPCO.

At Coteau, Coyote Creek, Falkirk and Sabine, the Company is paid a management fee per ton of coal or heating unit (MMBtu) delivered. Each contract specifies the indices and mechanics by which fees change over time, generally in line with broad measures of U.S. inflation. The customers are responsible for funding all mine operating costs, including final mine reclamation, and directly or indirectly provide all of the capital required to build and operate the mine. This contract structure eliminates exposure to spot coal market price fluctuations while providing income and cash flow with minimal capital investment. Other than at Coyote Creek, debt financing provided by or supported by the customers is without recourse to NACCO and NACoal. See Note 6 for further discussion of Coyote Creek's guarantees.

Coteau, Coyote Creek, Falkirk and Sabine each meet the definition of a variable interest entity ("VIE"). In each case, NACCO is not the primary beneficiary of the VIE as it does not exercise financial control; therefore, NACCO does not consolidate the results of these operations within its financial statements. Instead, these contracts are accounted for as equity method investments. The income before income taxes associated with these VIEs is reported as Earnings of unconsolidated operations on the Unaudited Condensed Consolidated Statements of Operations and the Company’s investment is reported on the line Investments in unconsolidated subsidiaries in the Unaudited Condensed Consolidated Balance Sheets. The mines that meet the definition of a VIE are referred to collectively as the “Unconsolidated Subsidiaries.” For tax purposes, the Unconsolidated Subsidiaries are included within the NACCO consolidated U.S. tax return; therefore, the Income tax provision (benefit) line on the Unaudited Condensed Consolidated Statements of Operations includes income taxes related to these entities. See Note 6 for further information on the Unconsolidated Subsidiaries.

Falkirk meets the definition of a VIE. The completion of the Rainbow Energy transaction results in a VIE reconsideration event. As the terms of the contract between Falkirk and Rainbow Energy are substantially the same as the terms of the contract between Falkirk and GRE, Falkirk will remain a VIE and Rainbow Energy is the primary beneficiary; therefore, NACCO will continue to account for Falkirk under the equity method.

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

NAMining Segment
The NAMining segment provides value-added contract mining and other services for producers of industrial minerals. The segment is a primary platform for the Company’s growth and diversification of mining activities outside of the thermal coal industry. NAMining provides contract mining services for independently owned mines and quarries, creating value for its customers by performing the mining aspects of its customers’ operations. This allows customers to focus on their areas of expertise: materials handling and processing, product sales and distribution. NAMining historically operated primarily at limestone quarries in Florida, but is focused on expanding outside of Florida, mining materials other than limestone and expanding the scope of mining operations provided to its customers.

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

During 2021 and 2020, the Minerals Management segment acquired mineral interests, primarily in the Eagle Ford and Permian Basins in Texas. During the first quarter of 2022, the Minerals Management segment had capital expenditures of $0.8 million, primarily for mineral interests in the New Mexico portion of the Permian Basin. The Minerals Management segment intends to make future acquisitions of mineral and royalty interests that meet the Company’s acquisition criteria as part of its growth strategy.

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

Basis of Presentation: These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at March 31, 2022, the results of its operations, comprehensive income, cash flows and changes in equity for the three months ended March 31, 2022 and 2021 have been included. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

The balance sheet at December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. GAAP for complete financial statements.

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

At NAMining, the management service is primarily to oversee the operation of the equipment and delivery of aggregates or other minerals is the performance obligation accounted for as a series. Performance momentarily creates an asset that the customer simultaneously receives and consumes; therefore, control is transferred to the customer over time. Consistent with the conclusion that the customer simultaneously receives and consumes the benefits provided, an input-based measure of progress is appropriate. As each month of service is completed, revenue is recognized for the amount of actual costs incurred, plus the management fee or fixed fee and the general and administrative fee (as applicable). Fluctuations in revenue from period to period result from changes in customer demand primarily due to increases and decreases in activity levels on individual contracts and variances in reimbursable costs.

Included within NAMining, Caddo Creek has a fixed-price contract to perform mine reclamation. The management service to perform mine reclamation is the performance obligation accounted for as a series. Performance momentarily creates an asset that the customer simultaneously receives and consumes; therefore, control is transferred to the customer over time. Revenue from this contract is recognized over time utilizing the cost-to-cost method to measure the extent of progress toward completion of the performance obligation. The Company believes the cost-to-cost method is the most appropriate method to measure progress and that the rate at which costs are incurred to fulfill the contract best depicts the transfer of control to the customer. The extent of progress towards completion is measured based on the ratio of costs incurred to date compared to total estimated costs at completion, and revenue is recorded proportionally based on an estimated profit margin.

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

Cost Reimbursement
Certain contracts include reimbursement from customers of actual costs incurred for the purchase of supplies, equipment and services in accordance with contractual terms. Such reimbursable revenue is variable and subject to uncertainty, as the amounts received and timing thereof is highly dependent on factors outside of the Company’s control. Accordingly, reimbursable revenue is fully constrained and not recognized until the uncertainty is resolved, which typically occurs when the related costs are incurred on behalf of a customer. The Company is considered a principal in such transactions and records the associated revenue at the gross amount billed to the customer with the related costs recorded as an expense within cost of sales.
Prior Period Performance Obligations
The Company records royalty income in the month production is delivered to the purchaser. As a non-operator, the Company has limited visibility into when new wells start producing and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Company is required to estimate the amount of production delivered to the purchaser of the product and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded in "Trade accounts receivable" in the accompanying Unaudited Condensed Consolidated Balance Sheets. The difference between the Company’s estimates and the actual amounts received is recorded in the month that payment is received from the third-party lessee. For the three months ended March 31, 2022, royalty income of $2.1 million was recognized for a settlement related to the Company’s ownership interest in certain mineral rights.

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

	THREE MONTHS ENDED
	MARCH 31
	2022	2021
Timing of Revenue Recognition
Goods transferred at a point in time	$20,373	$21,378
Services transferred over time	34,650	23,727
Total revenues	$55,023	$45,105

Contract Balances
The opening and closing balances of the Company’s current and long-term accounts receivable, contract assets and contract liabilities are as follows:

	Contract balances
	Trade accounts receivable, net	Contract asset (long-term)	Contract liability (current)	Contract liability (long-term)
Balance, January 1, 2022	$25,667	$5,985	$4,082	$1,453
Balance, March 31, 2022	27,226	5,985	2,989	1,329
Increase (decrease)	$1,559	$—	$(1,093)	$(124)

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

The amount of revenue recognized in both of the three months ended March 31, 2022 and 2021 that was included in the opening contract liability was $0.2 million. This revenue consists of up-front lease bonus payments received under royalty contracts that are recognized over the primary term of the royalty contracts, which are generally five years. The Company expects to recognize an additional $3.0 million in the remainder of 2022, $1.2 million in 2023, $0.1 million in 2024, and de minimis amounts in 2025 and 2026 related to the contract liability remaining at March 31, 2022. The difference between the opening and closing balances of the Company’s contract balances results from the timing difference between the Company’s performance and the customer’s payment.

The Company has no contract assets recognized from the costs to obtain or fulfill a contract with a customer.

NOTE 3—Inventories

Inventories are summarized as follows:

	MARCH 31 2022	DECEMBER 31 2021
Coal	$18,494	$19,352
Mining supplies	37,473	34,733
Total inventories	$55,967	$54,085

NOTE 4—Stockholders' Equity

Stock Repurchase Program: On November 10, 2021, the Company's Board of Directors approved a stock repurchase program ("2021 Stock Repurchase Program") providing for the purchase of up to $20.0 million of the Company’s outstanding Class A common stock through December 31, 2023.

The timing and amount of any repurchases under the 2021 Stock Repurchase Program are determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives, market conditions for the Company's Class A Common Stock and other legal and contractual restrictions. The 2021 Stock Repurchase Program does not require the Company to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Company without prior notice and may be executed through open market purchases, privately negotiated transactions or otherwise. All or part of the repurchases under the 2021 Stock Repurchase Program may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be restricted from doing so under applicable securities laws. The Company has not repurchased any shares of common stock under the 2021 Stock Repurchase Program through March 31, 2022.

NOTE 5—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Date	(Level 1)	(Level 2)	(Level 3)
	March 31, 2022
Assets:
Equity securities	$16,643	$16,643	$—	$—
	$16,643	$16,643	$—	$—

	December 31, 2021
Assets:
Equity securities	$16,070	$16,070	$—	$—
	$16,070	$16,070	$—	$—

Bellaire Corporation (“Bellaire”) is a non-operating subsidiary of the Company with legacy liabilities relating to closed mining operations, primarily former Eastern U.S. underground coal mining operations. Prior to 2021, Bellaire contributed $5.0 million to establish a mine water treatment trust (the "Mine Water Treatment Trust") to assure the long-term treatment of post-mining discharge. Bellaire's Mine Water Treatment Trust invests in equity securities that are reported at fair value based upon quoted market prices in active markets for identical assets; therefore, they are classified as Level 1 within the fair value hierarchy. The Company recognized a loss of $0.7 million and a gain of $0.3 million during the three months ended March 31, 2022 and 2021, respectively, related to the Mine Water Treatment Trust.

Prior to 2021, the Company invested $2.0 million in equity securities of a public company with a diversified portfolio of royalty producing mineral interests. The investment is reported at fair value based upon quoted market prices in active markets for identical assets; therefore, it is classified as Level 1 within the fair value hierarchy. The Company recognized a gain of $1.2 million and $0.5 million during the three months ended March 31, 2022 and 2021, respectively, related to the investment in these equity securities.

The gains and losses related to equity securities are reported on the line (Gain) loss on equity securities in the Other (income) expense section of the Unaudited Condensed Consolidated Statements of Operations.

There were no transfers into or out of Levels 1, 2 or 3 during the three months ended March 31, 2022 and 2021.

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

The Investment in the unconsolidated subsidiaries and related tax positions totaled $18.5 million and $19.1 million at March 31, 2022 and December 31, 2021, respectively. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $5.1 million and $7.6 million at March 31, 2022 and December 31, 2021, respectively. Earnings of unconsolidated operations were $14.6 million and $15.3 million during the three months ended March 31, 2022 and 2021, respectively.

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

As discussed in Note 1, the Company retrospectively changed its computation of segment operating profit to reclassify the results of Caddo Creek and Demery from the Coal Mining segment into the NAMining segment. See Note 1 for additional discussion of the Company's reportable segments. The following tables present revenue, operating profit, depreciation expense and capital expenditures:

	THREE MONTHS ENDED
	MARCH 31
	2022	2021
Revenues
Coal Mining	$20,962	$21,942
NAMining	21,404	17,939
Minerals Management	12,754	5,500
Unallocated Items	192	143
Eliminations	(289)	(419)
Total	$55,023	$45,105

Operating profit (loss)
Coal Mining	$7,352	$8,157
NAMining	1,271	657
Minerals Management	11,628	4,235
Unallocated Items	(5,439)	(4,773)
Eliminations	132	54
Total	$14,944	$8,330

Expenditures for property, plant and equipment and acquisition of mineral interests
Coal Mining	$1,720	$1,617
NAMining	1,820	2,866
Minerals Management	833	393
Unallocated Items	276	—
Total	$4,649	$4,876

Depreciation, depletion and amortization
Coal Mining	$4,038	$4,155
NAMining	1,467	951
Minerals Management	578	447
Unallocated Items	44	32
Total	$6,127	$5,585

NOTE 9—Subsequent Events

As a result of the completion of the sale of Coal Creek Station on May 2, 2022, the existing Coal Sales Agreement, the existing Mortgage and Security Agreement and the existing Option Agreement between GRE and Falkirk were terminated. GRE paid NACoal $14.0 million in cash, as well as transferred ownership of an office building located in Bismarck, North Dakota, and conveyed membership units in Midwest AgEnergy to NACoal as agreed to under the termination and release of claims agreement between Falkirk and GRE. NACCO previously invested $5.0 million in Midwest AgEnergy, which operates two ethanol facilities in North Dakota.

The new Coal Sales Agreement (“CSA”) between Falkirk and Rainbow Energy became effective upon the closing of the transaction. Falkirk will continue to supply all coal requirements of Coal Creek Station. Falkirk will be paid a management fee and Rainbow Energy will be responsible for funding all mine operating costs and directly or indirectly providing all of the capital required to operate the mine. The CSA specifies that Falkirk will perform final mine reclamation, which will be funded in its entirety by Rainbow Energy. The initial production period is expected to run ten years from the effective date of the CSA, but the CSA may be extended or terminated early under certain circumstances. If Rainbow Energy terminates the CSA and closes Coal Creek Station before 2027, Falkirk will be entitled to an additional payment from GRE under the terms of the termination and release of claims agreement. The additional payment amount ranges from $8 million if the closure occurs before 2024 to $2 million if the closure occurs in 2026. To support the transfer to new ownership, Falkirk has agreed to a reduction in the current per ton management fee from the effective date of the new CSA through May 31, 2024. After May 31, 2024, the per ton management fee increases to a higher base in line with current fee levels, and thereafter adjusts annually according to an index which tracks broad measures of U.S. inflation.

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
Management's Discussion and Analysis of Financial Condition and Results of Operations include NACCO Industries, Inc.® (“NACCO”) and its wholly owned subsidiaries (collectively, the “Company”). NACCO brings natural resources to life by delivering aggregates, minerals, reliable fuels and environmental solutions through its robust portfolio of NACCO Natural Resources businesses. The Company operates under three business segments: Coal Mining, North American Mining ("NAMining") and Minerals Management. The Coal Mining segment operates surface coal mines for power generation companies. The NAMining segment is a trusted mining partner for producers of aggregates, coal, lithium and other industrial minerals. The Minerals Management segment, which includes the Catapult Mineral Partners ("Catapult") business, acquires and promotes the development of mineral interests. Mitigation Resources of North America® (“Mitigation Resources”) provides stream and wetland mitigation solutions.

The Company has items not directly attributable to a reportable segment that are not included as part of the measurement of segment operating profit, which primarily includes administrative costs related to public company reporting requirements at the parent company and the financial results of Mitigation Resources and Bellaire Corporation ("Bellaire"). Bellaire manages the Company’s long-term liabilities related to former Eastern U.S. underground mining activities.

Effective January 1, 2022, the Company changed the composition of its reportable segments. As a result, the Company retrospectively changed its computation of segment operating profit to reclassify the results of Caddo Creek Resources Company, LLC (“Caddo Creek”) and Demery Resources Company, LLC ("Demery") from the Coal Mining segment into the NAMining segment as these operations provide mining solutions for producers of industrial minerals, rather than for power generation. The Coal Mining segment now includes only mines that deliver coal for power generation. This segment reporting change has no impact on consolidated operating results. All prior period segment information has been reclassified to conform to the new presentation.

All financial statement line items below operating profit (other income, including interest expense and interest income, the provision for income taxes and net income) are presented and discussed within this Form 10-Q on a consolidated basis.

The Company’s operating segments are further described below:

Coal Mining Segment
The Coal Mining segment, operating as The North American Coal Corporation® ("NACoal"), operates surface coal mines under long-term contracts with power generation companies pursuant to a service-based business model. Lignite coal is surface mined in North Dakota, Texas and Mississippi. Each mine is fully integrated with its customer's operations and is the exclusive supplier of coal to its customers' facilities.

During the three months ended March 31, 2022, the Coal Mining segment's operating coal mines were: The Coteau Properties Company (“Coteau”), Coyote Creek Mining Company, LLC (“Coyote Creek”), The Falkirk Mining Company (“Falkirk”), Mississippi Lignite Mining Company (“MLMC”) and The Sabine Mining Company (“Sabine”). Each of these mines deliver their coal production to adjacent power plants or synfuels plants under long-term supply contracts. MLMC’s coal supply contract contains a take or pay provision; all other coal supply contracts are requirements contracts under which earnings can fluctuate. Certain coal supply contracts can be terminated early, which would result in a reduction to future earnings.

During the three months ended March 31, 2021, the Coal Mining segment's operating coal mines also included Bisti Fuels Company, LLC (“Bisti”). Effective September 30, 2021, the contract mining agreement between Bisti and its customer, Navajo Transitional Energy Company ("NTEC"), was terminated.

Coteau operates the Freedom Mine in North Dakota. All coal production from the Freedom Mine is delivered to Basin Electric Power Cooperative (“Basin Electric”). Basin Electric utilizes the coal at the Great Plains Synfuels Plant (the “Synfuels Plant”), Antelope Valley Station and Leland Olds Station. The Synfuels Plant is a coal gasification plant, owned by Dakota Gasification Company (“Dakota Gas’), a subsidiary of Basin Electric, that manufactures synthetic natural gas and produces fertilizers, solvents, phenol, carbon dioxide, and other chemical products for sale. During 2020, Basin Electric informed Coteau that it is considering changes that may result in modifications to its Synfuels Plant that could potentially reduce or eliminate coal requirements at the Synfuels Plant. During 2021, Bakken Energy (“Bakken”) and Basin Electric signed a non-binding term sheet to transfer ownership of the assets of Dakota Gas to Bakken. Bakken stated the closing date is expected to be April 1, 2023. The closing is subject to the satisfaction of specified conditions. As part of the term sheet between Basin Electric and Bakken, Basin Electric indicated that the Synfuels Plant will continue existing operations through 2026. Basin Electric is also considering other options for the Synfuels Plant if the transaction with Bakken does not close. Basin Electric indicated that if it decides to proceed with any changes that could reduce or eliminate the use of coal, the feedstock change is not expected to occur before 2027.

Falkirk operates the Falkirk Mine in North Dakota. Falkirk is the sole supplier of lignite coal to the Coal Creek Station power plant pursuant to a contract under which Falkirk also supplies approximately 0.3 million tons of lignite coal per year to Spiritwood Station power plant. Coal Creek Station and Spiritwood Station are owned by Great River Energy (“GRE”). In 2020, GRE announced its intent to sell or retire Coal Creek Station and modify Spiritwood Station to be fueled by natural gas. During 2021, GRE entered into an agreement to sell Coal Creek Station and the adjacent high-voltage direct current transmission line to Bismarck, North Dakota-based Rainbow Energy Center, LLC (“Rainbow Energy”) and its affiliates. On May 2, 2022, GRE completed the sale of the Coal Creek Station power plant and the adjacent high-voltage direct current transmission line to Rainbow Energy. See Note 9 for further discussion of the transactions.

Sabine operates the Sabine Mine in Texas. All production from Sabine is delivered to Southwestern Electric Power Company's (“SWEPCO”) Henry W. Pirkey Plant (the “Pirkey Plant”). SWEPCO is an American Electric Power (“AEP”) company. AEP intends to retire the Pirkey Plant in 2023. Sabine expects deliveries to cease during the first quarter of 2023 at which time it expects to begin final reclamation. Funding for mine reclamation is the responsibility of SWEPCO.

At Coteau, Coyote Creek, Falkirk and Sabine, the Company is paid a management fee per ton of coal or heating unit (MMBtu) delivered. Each contract specifies the indices and mechanics by which fees change over time, generally in line with broad measures of U.S. inflation. The customers are responsible for funding all mine operating costs, including final mine reclamation, and directly or indirectly provide all of the capital required to build and operate the mine. This contract structure eliminates exposure to spot coal market price fluctuations while providing income and cash flow with minimal capital investment. Other than at Coyote Creek, debt financing provided by or supported by the customers is without recourse to NACCO and NACoal. See Note 6 for further discussion of Coyote Creek's guarantees.

Coteau, Coyote Creek, Falkirk and Sabine each meet the definition of a VIE. In each case, NACCO is not the primary beneficiary of the VIE as it does not exercise financial control; therefore, NACCO does not consolidate the results of these operations within its financial statements. Instead, these contracts are accounted for as equity method investments. The income before income taxes associated with these VIEs is reported as Earnings of unconsolidated operations on the Unaudited Condensed Consolidated Statements of Operations and the Company’s investment is reported on the line Investments in unconsolidated subsidiaries in the Unaudited Condensed Consolidated Balance Sheets. The mines that meet the definition of a VIE are referred to collectively as the “Unconsolidated Subsidiaries.” For tax purposes, the Unconsolidated Subsidiaries are included within the NACCO consolidated U.S. tax return; therefore, the income tax expense line on the Unaudited Condensed Consolidated Statements of Operations includes income taxes related to these entities. See Note 6 for further information on the Unconsolidated Subsidiaries.

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

NAMining Segment
The NAMining segment provides value-added contract mining and other services for producers of industrial minerals. The segment is a primary platform for the Company’s growth and diversification of mining activities outside of the thermal coal industry. NAMining provides contract mining services for independently owned mines and quarries, creating value for its customers by performing the mining aspects of its customers’ operations. This allows customers to focus on their areas of expertise: materials handling and processing, product sales and distribution. NAMining historically operated primarily at limestone quarries in Florida, but is focused on expanding outside of Florida, mining materials other than limestone and expanding the scope of mining operations provided to its customers.

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

During 2021 and 2020, the Minerals Management segment acquired mineral interests, primarily in the Eagle Ford and Permian Basins in Texas. During the first quarter of 2022, the Minerals Management segment had capital expenditures of $0.8 million, primarily for mineral interests in the New Mexico portion of the Permian Basin. The Minerals Management segment intends to make future acquisitions of mineral and royalty interests that meet the Company’s acquisition criteria as part of its growth strategy.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Refer to the discussion of the Company's Critical Accounting Policies and Estimates as disclosed on pages 45 through 46 in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The Company's Critical Accounting Policies and Estimates have not materially changed since December 31, 2021.

CONSOLIDATED FINANCIAL SUMMARY

The results of operations for NACCO were as follows for the three months ended March 31:

	2022	2021
Revenues:
Coal Mining	$20,962	$21,942
NAMining	21,404	17,939
Minerals Management	12,754	5,500
Unallocated Items	192	143
Eliminations	(289)	(419)
Total revenue	$55,023	$45,105
Operating profit (loss):
Coal Mining	$7,352	$8,157
NAMining	1,271	657
Minerals Management	11,628	4,235
Unallocated Items	(5,439)	(4,773)
Eliminations	132	54
Total operating profit	14,944	8,330
Interest expense	513	356
Interest income	(145)	(120)
Closed mine obligations	380	383
Gain on equity securities	(518)	(823)
Other, net	(230)	(130)
Other expense (income), net	—	(334)
Income before income tax provision (benefit)	14,944	8,664
Income tax provision (benefit)	2,362	(297)
Net income	$12,582	$8,961

Effective income tax rate	15.8%	(3.4)%

The components of the change in revenues and operating profit are discussed below in "Segment Results."

First Quarter of 2022 Compared with First Quarter of 2021

Other expense (income), net

Gain on equity securities represents changes in the market price of invested assets reported at fair value. The change in the first three months of 2022 compared with the 2021 period was due to fluctuations in the market prices of the underlying assets. See Note 5 to the Unaudited Condensed Consolidated Financial Statements for further discussion of equity securities.

Income Taxes

The Company recorded income tax expense of $2.4 million on income before income tax of $14.9 million, or 15.8%, for the first quarter of 2022 compared with an income tax benefit of $0.3 million on income before income tax of $8.7 million, or (3.4%) for the first quarter of 2021. The Company evaluates and updates its estimated annual effective income tax rate on a quarterly basis based on current and forecasted operating results and tax laws. Consequently, based upon the mix and timing of actual earnings compared to projections of earnings between entities that benefit from percentage depletion and those that do not, the effective tax rate may vary quarterly. Changes in the estimated annual effective tax rate result in a cumulative adjustment. The effective income tax rate for 2022 reflects the impact of a higher forecast of full-year pre-tax income in 2022 compared with the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES OF NACCO

Cash Flows

The following tables detail NACCO's changes in cash flow for the three months ended March 31:

	2022	2021	Change
Operating activities:
Net cash used for operating activities	$(1,070)	$(910)	$(160)

Investing activities:
Expenditures for property, plant and equipment and acquisition of mineral interests	(4,649)	(4,876)	227
Other	120	29	91
Net cash used for investing activities	(4,529)	(4,847)	318
Cash flow before financing activities	$(5,599)	$(5,757)	$158

The $0.2 million change in net cash used for operating activities was primarily due to net unfavorable changes in non-current assets and working capital, almost entirely offset by an increase in earnings.

	2022	2021	Change
Financing activities:
Net borrowings (reductions) to long-term debt and revolving credit agreement	$2,659	$(2,187)	$4,846
Cash dividends paid	(1,445)	(1,374)	(71)
Net cash provided by (used for) financing activities	$1,214	$(3,561)	$4,775

The change in net cash provided by (used for) financing activities was primarily due to borrowings during the first three months of 2022 compared with repayments during the first three months of 2021.

Financing Activities

Financing arrangements are obtained and maintained at the NACoal level. NACoal has a secured revolving line of credit of up to $150.0 million (the “NACoal Facility”) that expires in November 2025. Borrowings outstanding under the NACoal Facility were $6.0 million at March 31, 2022. At March 31, 2022, the excess availability under the NACoal Facility was $113.9 million, which reflects a reduction for outstanding letters of credit of $30.1 million.

NACCO has not guaranteed any borrowings of NACoal. The borrowing agreements at NACoal allow for the payment to NACCO of dividends and advances under certain circumstances. Dividends (to the extent permitted by NACoal's borrowing agreement) and management fees are the primary sources of cash for NACCO and enable the Company to pay dividends to stockholders.

The NACoal Facility has performance-based pricing, which sets interest rates based upon NACoal achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective March 31, 2022, for base rate and LIBOR loans were 1.25% and 2.25%, respectively. The NACoal Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.35% on the unused commitment at March 31, 2022. During the three months ended March 31, 2022, the average borrowing under the NACoal Facility was $5.6 million and the weighted-average annual interest rate was 2.6%.

The NACoal Facility contains restrictive covenants, which require, among other things, NACoal to maintain a maximum net debt to EBITDA ratio of 2.75 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The NACoal Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to
EBITDA ratio of 1.50 to 1.00, or if greater than 1.50 to 1.00, a Fixed Charge Coverage Ratio of 1.10 to 1.00, in conjunction with maintaining unused availability thresholds of borrowing capacity, as defined in the NACoal Facility, of $15.0 million. At March 31, 2022, NACoal was in compliance with all financial covenants in the NACoal Facility.

The obligations under the NACoal Facility are guaranteed by certain of NACoal's direct and indirect, existing and future domestic subsidiaries, and is secured by certain assets of NACoal and the guarantors, subject to customary exceptions and limitations.

The Company believes funds available from cash on hand, the NACoal Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the NACoal Facility in November 2025.

Expenditures for property, plant and equipment and mineral interests

Expenditures for property, plant and equipment and mineral interests were $4.6 million during the first three months of 2022. Planned expenditures for the remainder of 2022 are expected to be approximately $19 million in the Coal Mining segment, $26 million in the NAMining segment, $9 million in the Minerals Management segment and $8 million at Mitigation Resources.

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

Expenditures are expected to be funded from internally generated funds and/or bank borrowings.

Capital Structure

NACCO's consolidated capital structure is presented below:

	MARCH 31 2022	DECEMBER 31 2021	Change
Cash and cash equivalents	$81,620	$86,005	$(4,385)
Other net tangible assets	299,281	276,733	22,548
Intangible assets, net	30,927	31,774	(847)
Net assets	411,828	394,512	17,316
Total debt	(25,538)	(20,710)	(4,828)
Bellaire closed mine obligations	(21,796)	(21,686)	(110)
Total equity	$364,494	$352,116	$12,378
Debt to total capitalization	7%	6%	1%

The increase in other net tangible assets at March 31, 2022 compared with December 31, 2021 was primarily due to:

•An increase in Prepaid insurance due to timing;
•A decrease in Accrued payroll for payments made during the first quarter of 2022 under incentive compensation plans; and
•An increase in Property, plant and equipment.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2021, there have been no significant changes in the total amount of NACCO's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on pages 50 through 51 in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of certain guarantees related to Coyote Creek.

SEGMENT RESULTS

COAL MINING SEGMENT

FINANCIAL REVIEW

Tons of coal delivered by the Coal Mining segment were as follows for the three months ended March 31:

	2022	2021
Unconsolidated operations	6,317	7,510
Consolidated operations	732	835
Total tons delivered	7,049	8,345

The results of operations for the Coal Mining segment were as follows for the three months ended March 31:

	2022	2021
Revenues	$20,962	$21,942
Cost of sales	18,850	20,090
Gross profit	2,112	1,852
Earnings of unconsolidated operations(a)	13,326	14,162
Selling, general and administrative expenses	7,239	6,914
Amortization of intangible assets	847	982
Gain on sale of assets	—	(39)
Operating profit	$7,352	$8,157

(a) See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.

Revenues decreased 4.5% in the first quarter of 2022 compared with the first quarter of 2021 primarily due to a reduction in tons delivered at MLMC that was only partially offset by an increase in the per ton sales price at MLMC.

The following table identifies the components of change in operating profit for the first quarter of 2022 compared with the first quarter of 2021:

Operating Profit
2021	$8,157
Increase (decrease) from:
Earnings of unconsolidated operations	(836)
Selling, general and administrative expenses	(325)
Gain on sale of assets	(39)
Gross profit	260
Amortization of intangibles	135
2022	$7,352

Operating profit decreased $0.8 million in the first quarter of 2022 compared with the first quarter of 2021 primarily due to a decrease in earnings of unconsolidated operations and an increase in selling, general and administrative expenses, partially offset by an increase in gross profit.

The decrease in earnings of unconsolidated operations was primarily due to the Bisti contract termination as of September 30, 2021, the reduction in fees earned at Liberty Fuels Company, LLC as the scope of final reclamation activities declined and a decrease in customer demand at Sabine. These decreases were partially offset by contractual price escalation at Coteau.

The increase in selling, general and administrative expenses was primarily due to higher professional service expenses partially offset by a decrease in employee-related costs.

Gross profit increased in the first quarter of 2022 compared with the first quarter of 2021 as the 2022 period included a refund of certain costs associated with the termination of the Camino Real Fuels, LLC contract mining agreement.

NORTH AMERICAN MINING ("NAMining") SEGMENT

FINANCIAL REVIEW
Tons delivered by the NAMining segment were as follows for the three months ended March 31:

	2022	2021
Total tons delivered	13,962	12,675

The results of operations for the NAMining segment were as follows for the three months ended March 31:

	2022	2021
Total revenues	$21,404	$17,939
Reimbursable costs	12,016	12,500
Revenues excluding reimbursable costs	$9,388	$5,439

Total revenues	$21,404	$17,939
Cost of sales	19,650	16,977
Gross profit	1,754	962
Earnings of unconsolidated operations(a)	1,266	1,180
Selling, general and administrative expenses	1,754	1,487
Gain on sale of assets	(5)	(2)
Operating profit	$1,271	$657

(a) See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.

Total revenues increased 19.3% in the first quarter of 2022 compared with the first quarter of 2021 primarily due to an increase in customer demand and tons delivered as well as an increase in revenue related to reclamation at Caddo Creek.

The following table identifies the components of change in operating profit for the first quarter of 2022 compared with the first quarter of 2021:

Operating Profit
2021	$657
Increase (decrease) from:
Gross profit	792
Earnings of unconsolidated operations	86
Gain on sale of assets	3
Selling, general and administrative expenses	(267)
2022	$1,271

Operating profit increased $0.6 million in the first quarter of 2022 compared with the first quarter of 2021 primarily due to an increase in gross profit, partially offset by an increase in selling, general and administrative expenses. The increase in gross profit was primarily attributable to the earnings associated with the reclamation contract at Caddo Creek, partially offset by a decrease in gross profit from the active operations primarily due to an increase in employee-related costs. The increase in selling, general and administrative expenses was mainly due to higher employee-related costs.

MINERALS MANAGEMENT SEGMENT
FINANCIAL REVIEW

The results of operations for the Minerals Management segment were as follows for the three months ended March 31:

	2022	2021
Revenues	$12,754	$5,500
Cost of sales	748	687
Gross profit	12,006	4,813
Selling, general and administrative expenses	509	578
Gain on sale of assets	(131)	—
Operating profit	$11,628	$4,235

Revenues and operating profit increased significantly in the first quarter of 2022 compared with the first quarter of 2021 primarily due to favorable changes in natural gas and oil prices, as well as $2.1 million of settlement income recognized during the first quarter of 2022. The settlement relates to the Company’s ownership interest in certain mineral rights.

During the first quarter of 2022, the oil and natural gas industry experienced continued improvement in commodity prices compared to the first quarter of 2021, primarily due to:

•Higher demand as the impact from COVID-19 abates;
•Changes in domestic supply and demand dynamics as well as increased discipline around production and capital investments by oil and gas companies; and
•Instability and constraints on global supply, particularly with respect to instability in Russia and Ukraine.

Oil and natural gas prices have been historically volatile and may continue to be volatile in the future. The table below demonstrates such volatility with the average price as reported by the United States Energy Information Administration for the three months ended March 31:

	2022	2021
West Texas Intermediate Average Crude Oil Price	$94.45	$57.79
Henry Hub Average Natural Gas Price	$4.66	$3.56

UNALLOCATED ITEMS AND ELIMINATIONS

FINANCIAL REVIEW

Unallocated Items and Eliminations were as follows for the three months ended March 31:

	2022	2021
Operating loss	$(5,307)	$(4,719)

The operating loss increased $0.6 million in the first quarter of 2022 compared with the first quarter of 2021 primarily due to higher employee-related costs and business development activities.

NACCO Industries, Inc. Outlook

Coal Mining Outlook - 2022
On May 2, 2022, GRE completed the sale of the Coal Creek Station power plant and the adjacent high-voltage direct current transmission line to Rainbow Energy and its affiliates. As a result of the sale, the existing agreements between GRE and Falkirk terminated and GRE paid the Company $14.0 million, transferred ownership of an office building and conveyed membership units in Midwest AgEnergy to NACCO. The new CSA between Falkirk and Rainbow Energy became effective on May 1, 2022. Falkirk will continue supplying all coal requirements of Coal Creek Station and will be paid a management fee per ton of coal delivered for operating the mine. Rainbow Energy is responsible for funding all mine operating costs and directly or indirectly providing all of the capital required to operate the mine. The CSA specifies that Falkirk will perform final mine reclamation, which will be funded in its entirety by Rainbow Energy. The initial production period is expected to run ten years from the effective date of the CSA, but the CSA may be extended or terminated early under certain circumstances.

Coal Mining operating profit in 2022 is expected to decrease significantly compared with 2021, both including and excluding the contract termination fees. The expected reduction in operating profit is primarily the result of reduced earnings at both consolidated and unconsolidated Coal Mining operations as well as an anticipated increase in operating expenses. The increase in operating expenses is primarily due to expected higher outside services and professional fees.

Results at the consolidated mining operations are expected to decrease significantly in 2022 from 2021 primarily due to expected substantially lower earnings at MLMC driven by an anticipated reduction in customer demand, predominantly in the second half of 2022, from higher than average levels in 2021. Lower customer demand, expected cost inflation in 2022 on diesel fuel, repairs and supplies, and higher depreciation expense related to recent capital expenditures to develop a new mine area are expected to contribute to an increase in the cost per ton in 2022. In general, cost per ton delivered is lowest when the power plant requires a consistently high level of coal deliveries, primarily because costs are spread over more tons.

The reduction in earnings at the unconsolidated Coal Mining operations is expected to be driven by the termination of the Bisti contract as of September 30, 2021 and lower earnings at Falkirk, primarily in the second half of 2022 compared with the second half of 2021. Falkirk has agreed to a reduction in the current per ton management fee from May 1, 2022 through May 31, 2024. After May 31, 2024, Falkirk's per ton management fee increases to a higher base in line with current fee levels, and thereafter adjusts annually according to an index which tracks a broad measure of U.S. inflation.

Segment EBITDA, which excludes the termination payments of $10.3 million from Bisti's customer in 2021 and the $14 million contract termination fee from GRE in 2022, is expected to decrease significantly in 2022 from 2021 primarily as a result of the forecasted reduction in operating profit partially offset by an increase in depreciation, depletion and amortization expense. The increase in depreciation, depletion and amortization expense is primarily due to higher capital expenditures at MLMC as a result of the development of a new mine area.

Capital expenditures are expected to be approximately $21 million in 2022. The elevated levels of capital expenditures from 2019 through 2022 relate to the necessary development of a new mine area at MLMC, which will allow continued coal deliveries through the end of the contract. The increase in capital expenditures associated with mine development will result in higher depreciation expense in future periods that will unfavorably affect future operating profit. Capital expenditures for MLMC are expected to decline significantly beginning in 2023.

The Company's contract structure at each of its coal mining operations eliminates exposure to spot coal market price fluctuations. However, fluctuations in natural gas prices and the availability of renewable power generation, particularly wind, can contribute to changes in power plant dispatch and customer demand for coal. Sustained higher natural gas prices could continue to result in increased demand for coal. Changes to expectations for customer power plant dispatch could affect the Company’s outlook for 2022 and over the longer term.

The owner of the power plant served by the Company's Sabine Mine in Texas intends to retire the power plant in the first quarter of 2023, at which time Sabine expects to begin final reclamation. Funding for mine reclamation is the responsibility of the customer. Coteau operates the Freedom Mine in North Dakota. All coal production from the Freedom Mine is delivered to Basin Electric. Basin Electric utilizes the coal at the Great Plains Synfuels Plant, Antelope Valley Station and Leland Olds Station. The Synfuels Plant is a coal gasification plant owned by Dakota Gas that manufactures synthetic natural gas and produces fertilizers, solvents, phenol, carbon dioxide and other chemical products for sale. In August 2021, Basin Electric announced that it signed a non-binding term sheet which contemplates the sale of the assets of Dakota Gas. The closing is subject to the satisfaction of specified conditions. As part of the announcement, Basin Electric indicated that the Synfuels Plant will continue existing operations through 2026. Basin Electric is also considering other options for the Synfuels Plant if the transaction with the potential buyer does not close.

NAMining Outlook
In 2022, NAMining expects full-year operating profit to increase over 2021, primarily in the fourth quarter of 2022, due to an expected increase in customer requirements and contributions from contracts executed during 2021. Segment EBITDA for 2022 is expected to increase significantly compared with the prior year as a result of the improvement in operating profit and an increase in depreciation expense.

During 2021, NAMining expanded its footprint, including into new geographies, by entering into new contract mining services agreements at quarries in Florida, Indiana, Texas and Arkansas. During the first quarter of 2022, NAMining agreed to commission a new dragline at an existing quarry in Florida to secure a contract extension through 2027. This dragline will supplement an existing dragline at this operation, resulting in an expected increase in deliveries and income over the next five years at the quarry. NAMining continues to have a substantial pipeline of potential new projects and is pursuing a number of growth initiatives that, if successful, would be accretive to future earnings.

In 2019, NAMining's subsidiary, Sawtooth Mining, LLC, entered into a mining services agreement to serve as the exclusive contract miner for the Thacker Pass lithium project in northern Nevada, owned by Lithium Nevada Corp., a subsidiary of Lithium Americas Corp. (TSX: LAC) (NYSE: LAC). Lithium Americas owns the lithium reserves at Thacker Pass and will be responsible for the processing and sale of the lithium produced. In April 2022, Lithium Americas provided an update on the Thacker Pass project, which noted that all key state-level permits had been issued for Thacker Pass and early-works construction, which includes site access and preparation, is expected to commence in 2022. At maturity, this management fee contract is expected to deliver fee income similar to a mid-sized management fee coal mine.

In 2022, capital expenditures are expected to be approximately $28 million primarily for the acquisition, relocation and refurbishment of draglines, as well as the acquisition of other mining equipment to support the continued expansion of contract-mining services, including the acquisition of equipment to support the Thacker Pass lithium project. The cost of mining equipment related to Thacker Pass will be reimbursed by the customer over a seven-year period from the equipment acquisition date.

Minerals Management Outlook
The Minerals Management segment derives income from royalty-based leases under which lessees make payments to the Company based on their sale of natural gas, oil, natural gas liquids and coal, extracted primarily by third parties.

Operating profit and Segment EBITDA in 2022 are expected to increase significantly over 2021 primarily driven by current expectations for natural gas and oil prices for the remainder of 2022, partly offset by an anticipated reduction in production. As a result of substantially higher oil and natural gas prices in the first half of 2022 compared with the respective prior year period, the Company expects a significant increase in operating profit in the first half of 2022. This increase is anticipated to be partly offset by a modest decrease in the second half of 2022 as increases in oil and gas prices are expected to moderate and as a result of the absence of $3.3 million of settlement income recognized in the third quarter of 2021.

Commodity prices are inherently volatile and as an owner of royalty and mineral interests, the Company’s access to information concerning activity and operations with respect to its interests is limited. The Company's expectations are based on the best information currently available and could vary positively or negatively as a result of adjustments made by operators and/or changes to commodity prices.

In the first quarter of 2022, Minerals Management completed a small acquisition of mineral interests in the New Mexico portion of the Permian basin for $0.7 million. Minerals Management is targeting additional investments in mineral and royalty interests of approximately $9 million in the remainder of 2022. These investments are expected to be accretive, but each investment's contribution to earnings is dependent on the details of that investment, including the size and type of interests acquired and the stage and timing of mineral development. The contribution of each investment could also vary due to commodity price changes. These acquired interests are expected to align with the Company’s strategy of selectively acquiring mineral and royalty interests with a balance of near-term cash-flow yields and long-term growth potential, in high-quality reservoirs offering diversification from the Company’s legacy mineral interests.

Consolidated 2022 Outlook
Overall for the 2022 full year, excluding the settlements associated with the GRE/Rainbow Energy transaction and the Bisti termination fee recognized in 2021, NACCO expects consolidated operating profit, net income and Consolidated EBITDA to decrease from 2021. Lower operating profit in the Coal Mining segment is expected to be partially offset by an anticipated significant increase in earnings at the Minerals Management segment and higher operating profit at NAMining. In addition, the Company recognized $3.4 million of gains associated with equity securities in 2021 that are not expected to recur. The effective income tax rate, including the settlements associated with the GRE/Rainbow Energy transaction is expected to be between 14% and 16%.

The Company will recognize the value of the North Dakota office building and the membership units in Midwest AgEnergy received as part of the settlement with GRE as a component of other income.

Consolidated capital expenditures are expected to be approximately $67 million in 2022 and include approximately $8 million for expenditures at Mitigation Resources. In 2022, cash flow before financing activities is expected to be significantly lower than in 2021 as a result of the anticipated capital expenditures.

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

NAMining is pursuing growth and diversification by expanding the scope of its business development activities to include potential customers who require a broad range of minerals and materials and by leveraging the Company’s core mining skills to expand the range of contract mining services it provides. NAMining continues to pursue additional opportunities to provide comprehensive mining services to operate entire mines, as it expects to do at the new lithium project in Nevada. The goal is to build NAMining into a leading provider of contract mining services for customers that produce a wide variety of minerals and materials. The Company believes NAMining can grow to be a substantial contributor to operating profit, delivering unlevered after-tax returns on invested capital in the mid-teens as this business model matures and achieves significant scale, but the pace of growth will be dependent on the mix and scale of new projects.

The Minerals Management segment continues to grow and diversify by pursuing acquisitions of mineral and royalty interests in the United States. The Minerals Management segment will benefit from the continued development of its mineral properties without additional capital investment, as all further development costs are borne entirely by third-party producers who lease the minerals. This business model can deliver higher average operating margins over the life of a reserve than traditional oil and gas companies that bear the cost of exploration, production and/or development. Catapult Mineral Partners, the Company’s business unit focused on managing and expanding the Company’s portfolio of oil and gas mineral and royalty interests, has developed a strong network to source and secure new acquisitions, and has several potential acquisitions under review. The goal is to construct a diversified portfolio of high-quality oil and gas mineral and royalty interests in the United States that deliver near-term cash flow yields and long-term projected growth. The Company believes this business will provide unlevered after-tax returns on invested capital in the low-to-mid-teens as the portfolio of reserves and mineral interests grows and this business model matures.

Mitigation Resources continues to expand its business, which creates and sells stream and wetland mitigation credits and provides services to those engaged in permittee-responsible mitigation. This business offers an opportunity for growth and diversification in an industry where the Company has substantial knowledge and expertise and a strong reputation. The Mitigation Resources business has achieved several early successes and is positioned for additional growth. The Company's goal is to grow Mitigation Resources into one of the ten largest U.S. providers of mitigation solutions, largely focused on streams and wetlands, initially in the southeast United States. While this business is in the early stages of development, it is currently focused on expanding and has established mitigation projects in Alabama, Mississippi, Texas and Tennessee. The Company believes that Mitigation Resources can provide solid rates of return as this business matures.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) changes to or termination of customer or other third-party contracts, or a customer or other third party default under a contract, (2) any customer's premature facility closure, (3) a significant reduction in purchases by the Company's customers, including as a result of changes in coal consumption patterns of U.S. electric power generators, or changes in the power industry that would affect demand for the Company's coal and other mineral reserves, (4) changes in the prices of hydrocarbons, particularly diesel fuel, natural gas and oil, (5) failure or delays by the Company's lessees in achieving expected production of natural gas and other hydrocarbons; the availability and cost of transportation and processing services in the areas where the Company's oil and gas reserves are located; federal and state legislative and regulatory initiatives relating to hydraulic fracturing; and the ability of lessees to obtain capital or financing needed for well-development operations and leasing and development of oil and gas reserves on federal lands, (6) failure to obtain adequate insurance coverages at reasonable rates, (7) supply chain disruptions, including price increases and shortages of parts and materials, (8) the impact of the COVID-19 pandemic, including any impact on suppliers, customers and employees, (9) changes in tax laws or regulatory requirements, including the elimination of, or reduction in, the percentage depletion tax deduction, changes in mining or power plant emission regulations and health, safety or environmental legislation, (10) the ability of the Company to access credit in the current economic environment, or obtain financing at reasonable rates, or at all, and to maintain surety bonds for mine reclamation as a result of current market sentiment for fossil fuels, (11) the effects of investors’ and other stakeholders’ increasing attention to environmental, social and governance (“ESG”) matters, (12) changes in costs related to geological and geotechnical conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (13) regulatory actions, changes in mining permit requirements or delays in obtaining mining permits that could affect deliveries to customers, (14) weather conditions, extended power plant outages, liquidity events or other events that would change the level of customers' coal or aggregates requirements, (15) weather or equipment problems that could affect deliveries to customers, (16) changes in the costs to reclaim mining areas, (17) costs to pursue and develop new mining, mitigation and oil and gas opportunities and other value-added service opportunities, (18) delays or reductions in coal or aggregates deliveries, (19) the ability to successfully evaluate investments and achieve intended financial results in new business and growth initiatives, (20) disruptions from natural or human causes, including severe weather, accidents, fires, earthquakes and terrorist acts, any of which could result in suspension of operations or harm to people or the environment, and (21) the ability to attract, retain, and replace workforce and administrative employees.

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
Changes in internal control over financial reporting: During the first quarter of 2022, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
    None.

Item 1A    Risk Factors
During the quarter ended March 31, 2022, there have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities (1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
Month #1 (January 1 to 31, 2022)	—	$—	—	$22,659,516
Month #2 (February 1 to 28, 2022)	—	$—	—	$22,659,516
Month #3 (March 1 to 31, 2022)	—	$—	—	$22,659,516
Total	—	$—	—	$22,659,516

(1)    During 2021, the Company established a stock repurchase program allowing for the purchase of up to $20.0 million of the Company's Class A Common Stock outstanding through December 31, 2023. See Note 4 to the Unaudited Condensed Consolidated Financial Statements for further discussion of the Company's stock repurchase program.

Item 3    Defaults Upon Senior Securities
    None.

Item 4    Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 filed with this Quarterly Report on Form 10-Q for the period ended March 31, 2022.

Item 5    Other Information
    None.

Item 6    Exhibits

Exhibit
Number*	Description of Exhibits

10.1	First Amendment to Coal Sales Agreement, by and between The Falkirk Mining Company and Rainbow Energy Center, LLC, dated March 8, 2022.**
31(i)(1)	Certification of J.C. Butler, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
31(i)(2)	Certification of Elizabeth I. Loveman pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by J.C. Butler, Jr. and Elizabeth I. Loveman
95	Mine Safety Disclosure Exhibit
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Numbered in accordance with Item 601 of Regulation S-K.
**    Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NACCO Industries, Inc. (Registrant)
Date:	May 4, 2022	/s/ Elizabeth I. Loveman
Elizabeth I. Loveman
Vice President and Controller (principal financial and accounting officer)