Form 10-Q
period 2022-06-30
NACCO INDUSTRIES INC
filed 2022-08-03
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☑
Number of shares of Class A Common Stock outstanding at July 29, 2022: 5,768,580
Number of shares of Class B Common Stock outstanding at July 29, 2022: 1,566,373

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30 2022	DECEMBER 31 2021
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$97,113	$86,005
Trade accounts receivable	32,143	25,667
Accounts receivable from affiliates	6,427	5,605
Inventories	56,956	54,085
Refundable federal income taxes	3,919	15,054
Prepaid insurance	7,766	2,016
Other current assets	14,252	14,621
Total current assets	218,576	203,053
Property, plant and equipment, net	210,470	193,167
Intangibles, net	29,868	31,774
Investments in unconsolidated subsidiaries	15,379	19,090
Operating lease right-of-use assets	8,250	8,911
Investment in private company equity units	17,782	5,000
Other non-current assets	47,019	46,225
Total assets	$547,344	$507,220
LIABILITIES AND EQUITY
Accounts payable	$16,490	$12,208
Accounts payable to affiliates	885	741
Current maturities of long-term debt	2,929	2,527
Asset retirement obligations	1,820	1,820
Accrued payroll	11,281	16,339
Deferred revenue	1,803	4,082
Other current liabilities	8,430	8,299
Total current liabilities	43,638	46,016
Long-term debt	15,498	18,183
Operating lease liabilities	9,214	9,733
Asset retirement obligations	42,873	42,131
Pension and other postretirement obligations	5,422	6,605
Deferred income taxes	10,808	14,792
Liability for uncertain tax positions	10,113	10,113
Other long-term liabilities	7,175	7,531
Total liabilities	144,741	155,104
Stockholders' equity
Common stock:
Class A, par value $1 per share, 5,768,580 shares outstanding (December 31, 2021 - 5,616,568 shares outstanding)	5,769	5,616
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,566,373 shares outstanding (December 31, 2021 - 1,566,613 shares outstanding)	1,566	1,567
Capital in excess of par value	19,634	16,331
Retained earnings	383,574	336,778
Accumulated other comprehensive loss	(7,940)	(8,176)
Total stockholders' equity	402,603	352,116
Total liabilities and equity	$547,344	$507,220

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2022	2021	2022	2021
	(In thousands, except per share data)
Revenues	$61,369	$45,896	$116,392	$91,001
Cost of sales	45,726	36,911	84,902	74,324
Gross profit	15,643	8,985	31,490	16,677
Earnings of unconsolidated operations	14,622	13,542	29,214	28,884
Contract termination settlement	14,000	—	14,000	—
Operating expenses
Selling, general and administrative expenses	15,841	12,878	30,625	26,641
Amortization of intangible assets	1,058	911	1,905	1,893
(Gain) loss on sale of assets	(2,317)	68	(2,453)	27
	14,582	13,857	30,077	28,561
Operating profit	29,683	8,670	44,627	17,000
Other (income) expense
Interest expense	496	359	1,009	715
Interest income	(195)	(100)	(340)	(220)
Closed mine obligations	377	364	757	747
Loss (gain) on equity securities	1,878	(1,262)	1,360	(2,085)
Other contract termination settlements	(16,882)	—	(16,882)	—
Other, net	(1,064)	(127)	(1,294)	(257)
	(15,390)	(766)	(15,390)	(1,100)
Income before income tax provision	45,073	9,436	60,017	18,100
Income tax provision	7,893	2,931	10,255	2,634
Net income	$37,180	$6,505	$49,762	$15,466

Earnings per share:
Basic earnings per share	$5.07	$0.91	$6.83	$2.17
Diluted earnings per share	$5.07	$0.91	$6.79	$2.16

Basic weighted average shares outstanding	7,330	7,153	7,286	7,123
Diluted weighted average shares outstanding	7,330	7,153	7,325	7,147

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2022	2021	2022	2021
	(In thousands)
Net income	$37,180	$6,505	$49,762	$15,466
Reclassification of pension and postretirement adjustments into earnings, net of $32 and $67 tax benefit in the three and six months ended June 30, 2022, respectively, and net of $42 and $85 tax benefit in the three and six months ended June 30, 2021, respectively.	118	143	236	286
Total other comprehensive income	118	143	236	286
Comprehensive income	$37,298	$6,648	$49,998	$15,752

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30
	2022	2021
	(In thousands)
Operating activities
Net cash provided by operating activities	$40,481	$29,318

Investing activities
Expenditures for property, plant and equipment and acquisition of mineral interests	(24,918)	(16,127)
Proceeds from the sale of property, plant and equipment	2,824	59
Other	(22)	(21)
Net cash used for investing activities	(22,116)	(16,089)

Financing activities
Additions to long-term debt	1,109	—
Reductions of long-term debt	(1,400)	(2,881)
Net reductions to revolving credit agreements	(4,000)	(11,000)
Cash dividends paid	(2,966)	(2,786)
Net cash used for financing activities	(7,257)	(16,667)

Cash and cash equivalents
Total increase (decrease) for the period	11,108	(3,438)
Balance at the beginning of the period	86,005	88,450
Balance at the end of the period	$97,113	$85,012
See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2021	$5,490	$1,568	$10,895	$294,270	$(11,599)	$300,624
Stock-based compensation	92	—	923	—	—	1,015
Conversion of Class B to Class A shares	1	(1)	—	—	—	—
Net income	—	—	—	8,961	—	8,961
Cash dividends on Class A and Class B common stock: $0.1925 per share	—	—	—	(1,374)	—	(1,374)
Reclassification adjustment to net income, net of tax	—	—	—	—	143	143
Balance, March 31, 2021	$5,583	$1,567	$11,818	$301,857	$(11,456)	$309,369
Stock-based compensation	12	—	1,110	—	—	1,122
Net income	—	—	—	6,505	—	6,505
Cash dividends on Class A and Class B common stock: $0.1975 per share	—	—	—	(1,412)	—	(1,412)
Reclassification adjustment to net income, net of tax	—	—	—	—	143	143
Balance, June 30, 2021	$5,595	$1,567	$12,928	$306,950	$(11,313)	$315,727

Balance, January 1, 2022	$5,616	$1,567	$16,331	$336,778	$(8,176)	$352,116
Stock-based compensation	145	—	978	—	—	1,123
Conversion of Class B to Class A shares	1	(1)	—	—	—	—
Net income	—	—	—	12,582	—	12,582
Cash dividends on Class A and Class B common stock: $0.1975 per share	—	—	—	(1,445)	—	(1,445)
Reclassification adjustment to net income, net of tax	—	—	—	—	118	118
Balance, March 31, 2022	$5,762	$1,566	$17,309	$347,915	$(8,058)	$364,494
Stock-based compensation	7	—	2,325	—	—	2,332
Net income	—	—	—	37,180	—	37,180
Cash dividends on Class A and Class B common stock: $0.2075 per share	—	—	—	(1,521)	—	(1,521)
Reclassification adjustment to net income, net of tax	—	—	—	—	118	118
Balance, June 30, 2022	$5,769	$1,566	$19,634	$383,574	$(7,940)	$402,603

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(In thousands, except as noted and per share amounts)

NOTE 1—Nature of Operations and Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of NACCO Industries, Inc.® (“NACCO”) and its wholly owned subsidiaries (collectively, the “Company”). NACCO brings natural resources to life by delivering aggregates, minerals, reliable fuels and environmental solutions through its robust portfolio of NACCO Natural Resources businesses. The Company operates under three business segments: Coal Mining, North American Mining ("NAMining") and Minerals Management. The Coal Mining segment operates surface coal mines for power generation companies. The NAMining segment is a trusted mining partner for producers of aggregates, coal, lithium and other industrial minerals. The Minerals Management segment, which includes the Catapult Mineral Partners business, acquires and promotes the development of mineral interests. Mitigation Resources of North America® ("Mitigation Resources") provides stream and wetland mitigation solutions.

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

During the three and six months ended June 30, 2022, the Coal Mining segment's operating coal mines were: The Coteau Properties Company (“Coteau”), Coyote Creek Mining Company, LLC (“Coyote Creek”), The Falkirk Mining Company (“Falkirk”), Mississippi Lignite Mining Company (“MLMC”) and The Sabine Mining Company (“Sabine”). Each of these mines deliver their coal production to adjacent power plants or synfuels plants under long-term supply contracts. MLMC’s coal supply contract contains a take or pay provision; all other coal supply contracts are requirements contracts under which earnings can fluctuate. Certain coal supply contracts can be terminated early, which would result in a reduction to future earnings.

On May 2, 2022, Great River Energy (“GRE”) completed the sale of Coal Creek Station and the adjacent high-voltage direct current transmission line to Rainbow Energy Center, LLC (“Rainbow Energy”) and its affiliates. As a result of the completion of the sale of Coal Creek Station, the existing Coal Sales Agreement, the existing Mortgage and Security Agreement and the existing Option Agreement between GRE and Falkirk were terminated. The Company recognized a gain of $30.9 million within the accompanying Unaudited Condensed Consolidated Statements of Operations during the second quarter of 2022 as GRE paid NACoal $14.0 million in cash, as well as transferred ownership of an office building with an estimated fair value of $4.1 million, and conveyed membership units in a privately-held company involved in the ethanol industry with an estimated fair value of $12.8 million, as agreed to under the termination and release of claims agreement between Falkirk and GRE. Prior to receiving the membership units from GRE, the Company held a $5.0 million investment in the same privately-held company carried at cost, less impairment. Subsequent to the receipt of the additional membership units on May 2, 2022, the Company will prospectively account for the investment under the equity method of accounting. Due to a lag in financial reporting of the privately-held company, the Company has not recorded its share of earnings or losses in the three or six months ended June 30, 2022. On a go-forward basis, earnings or losses from this investment will be recorded on a one quarter lag. See Note 5 for further discussion on fair value.

The new Coal Sales Agreement (“CSA”) between Falkirk and Rainbow Energy became effective upon the closing of the transaction. Falkirk will continue to supply all coal requirements of Coal Creek Station. Falkirk will be paid a management fee and Rainbow Energy will be responsible for funding all mine operating costs, including mine reclamation, and directly or indirectly providing all of the capital required to operate the mine. The initial production period is expected to run ten years from the effective date of the CSA, but the CSA may be extended or terminated early under certain circumstances. To support the transfer to new ownership, Falkirk has agreed to a reduction in the current per ton management fee from the effective date of the new CSA through May 31, 2024. After May 31, 2024, the per ton management fee increases to a higher base in line with 2021 fee levels, and thereafter adjusts annually according to an index which tracks broad measures of U.S. inflation.

During the three and six months ended June 30, 2021, the Coal Mining segment's operating coal mines also included Bisti Fuels Company, LLC (“Bisti”). Effective September 30, 2021, the contract mining agreement between Bisti and its customer, Navajo Transitional Energy Company ("NTEC"), was terminated.

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

Coteau, Coyote Creek, Falkirk and Sabine each meet the definition of a variable interest entity ("VIE"). In each case, NACCO is not the primary beneficiary of the VIE as it does not exercise financial control; therefore, NACCO does not consolidate the results of these operations within its financial statements. Instead, these contracts are accounted for as equity method investments. The income before income taxes associated with these VIEs is reported as Earnings of unconsolidated operations on the Unaudited Condensed Consolidated Statements of Operations and the Company’s investment is reported on the line Investments in unconsolidated subsidiaries in the Unaudited Condensed Consolidated Balance Sheets. The mines that meet the definition of a VIE are referred to collectively as the “Unconsolidated Subsidiaries.” For tax purposes, the Unconsolidated Subsidiaries are included within the NACCO consolidated U.S. tax return; therefore, the Income tax provision line on the Unaudited Condensed Consolidated Statements of Operations includes income taxes related to these entities. See Note 6 for further information on the Unconsolidated Subsidiaries.

While Falkirk meets the definition of a VIE, the completion of the Rainbow Energy transaction resulted in a VIE reconsideration event. As the terms of the contract between Falkirk and Rainbow Energy are substantially the same as the terms of the contract between Falkirk and GRE, Falkirk will remain a VIE and Rainbow Energy is the primary beneficiary; therefore, NACCO will continue to account for Falkirk under the equity method.

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

NAMining Segment
The NAMining segment provides value-added contract mining and other services for producers of industrial minerals. The segment is a primary platform for the Company’s growth and diversification of mining activities outside of the thermal coal industry. NAMining provides contract mining services for independently owned mines and quarries, creating value for its customers by performing the mining aspects of its customers’ operations. This allows customers to focus on their areas of expertise: materials handling and processing, product sales and distribution. NAMining historically operated primarily at limestone quarries in Florida, but is focused on continuing to expand outside of Florida, mining materials other than limestone and expanding the scope of mining operations provided to its customers.

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

During 2021 and 2020, the Minerals Management segment acquired mineral interests, primarily in the Eagle Ford and Permian Basins in Texas. During the first six months of 2022, the Minerals Management segment had capital expenditures of $1.0 million, primarily for mineral interests in the New Mexico portion of the Permian Basin. The Minerals Management segment intends to make future acquisitions of mineral and royalty interests that meet the Company’s acquisition criteria as part of its growth strategy.

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

Basis of Presentation: These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at June 30, 2022, the results of its operations, comprehensive income, cash flows and changes in equity for the six months ended June 30, 2022 and 2021 have been included. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

At NAMining, the management service is primarily to oversee the operation of the equipment, and delivery of aggregates or other minerals is the performance obligation accounted for as a series. Performance momentarily creates an asset that the customer simultaneously receives and consumes; therefore, control is transferred to the customer over time. Consistent with the conclusion that the customer simultaneously receives and consumes the benefits provided, an input-based measure of progress is appropriate. As each month of service is completed, revenue is recognized for the amount of actual costs incurred, plus the management fee or fixed fee and the general and administrative fee (as applicable). Fluctuations in revenue from period to period result from changes in customer demand primarily due to increases and decreases in activity levels on individual contracts and variances in reimbursable costs.

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

The Minerals Management segment enters into contracts which grant third-party lessees the right to explore, develop, produce and sell minerals controlled by the Company. These arrangements result in the transfer of mineral rights for a period of time; however, no rights to the actual land are granted other than access for purposes of exploration, development, production and sales. The mineral rights revert back to the Company at the expiration of the contract.

Under these contracts, granting exclusive right, title, and interest in and to minerals is the performance obligation. The performance obligation under these contracts represents a series of distinct goods or services whereby each day of access that is provided is distinct. The transaction price consists of a variable sales-based royalty and, in certain arrangements, a fixed component in the form of an up-front lease bonus payment. As the amount of consideration the Company will ultimately be entitled to is entirely susceptible to factors outside its control, the entire amount of variable consideration is constrained at contract inception. The Company believes that the provisions of royalty contracts are customary in the industry. Up-front lease bonus payments represent the fixed portion of the transaction price and are recognized over the primary term of the contract, which is generally five years.

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
Prior Period Performance Obligations
The Company records royalty income in the month production is delivered to the purchaser. As a non-operator, the Company has limited visibility into when new wells start producing and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Company is required to estimate the amount of production delivered to the purchaser of the product and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded in "Trade accounts receivable" in the accompanying Unaudited Condensed Consolidated Balance Sheets. The difference between the Company’s estimates and the actual amounts received is recorded in the month that payment is received from the third-party lessee. For the three months ended June 30, 2022, royalty income recognized in the reporting periods related to performance obligations satisfied in prior reporting periods was immaterial. For the six months ended June 30, 2022, royalty income of $2.1 million was recognized for a settlement related to the Company’s ownership interest in certain mineral rights. For the three and six months ended June 30, 2021, royalty income recognized in the reporting periods related to performance obligations satisfied in prior reporting periods was immaterial.

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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2022	2021	2022	2021
Timing of Revenue Recognition
Goods transferred at a point in time	$25,986	$20,117	$46,359	$41,495
Services transferred over time	35,383	25,779	70,033	49,506
Total revenues	$61,369	$45,896	$116,392	$91,001

Contract Balances
The opening and closing balances of the Company’s current and long-term accounts receivable, contract assets and contract liabilities are as follows:

	Contract balances
	Trade accounts receivable, net	Contract asset (long-term)	Contract liability (current)	Contract liability (long-term)
Balance, January 1, 2022	$25,667	$5,985	$4,082	$1,453
Balance, June 30, 2022	32,143	5,985	1,803	1,239
Increase (decrease)	$6,476	$—	$(2,279)	$(214)

As described above, the Company enters into royalty contracts that grant exclusive right, title, and interest in and to minerals. The transaction price consists of a variable sales-based royalty and, in certain arrangements, a fixed component in the form of an up-front lease bonus payment. The timing of the payment of the fixed portion of the transaction price is upfront, however, the performance obligation is satisfied over the primary term of the contract, which is generally five years. Therefore, at the time any such up-front payment is received, a contract liability is recorded which represents deferred revenue. The amount of royalty revenue recognized in both of the three months ended June 30, 2022 and 2021 that was included in the opening contract liability was $0.3 million. The amount of royalty revenue recognized in both of the six months ended June 30, 2022 and 2021 that was included in the opening contract liability was $0.5 million. This revenue consists of up-front lease bonus payments received under royalty contracts that are recognized over the primary term of the royalty contracts, which are generally five years.

The Company expects to recognize an additional $1.6 million in the remainder of 2022, $1.3 million in 2023, $0.1 million in 2024, and de minimis amounts in 2025 and 2026 related to the contract liability remaining at June 30, 2022. The difference between the opening and closing balances of the Company’s contract balances results from the timing difference between the Company’s performance and the customer’s payment.

The Company has no contract assets recognized from the costs to obtain or fulfill a contract with a customer.

NOTE 3—Inventories

Inventories are summarized as follows:

	JUNE 30 2022	DECEMBER 31 2021
Coal	$16,855	$19,352
Mining supplies	40,101	34,733
Total inventories	$56,956	$54,085

NOTE 4—Stockholders' Equity

Stock Repurchase Program: On November 10, 2021, the Company's Board of Directors approved a stock repurchase program ("2021 Stock Repurchase Program") providing for the purchase of up to $20.0 million of the Company’s outstanding Class A common stock through December 31, 2023.

The timing and amount of any repurchases under the 2021 Stock Repurchase Program are determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives, market conditions for the Company's Class A Common Stock and other legal and contractual restrictions. The 2021 Stock Repurchase Program does not require the Company to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Company without prior notice and may be executed through open market purchases, privately negotiated transactions or otherwise. All or part of the repurchases under the 2021 Stock Repurchase Program may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be restricted from doing so under applicable securities laws. The Company has not repurchased any shares of common stock under the 2021 Stock Repurchase Program through June 30, 2022.

NOTE 5—Fair Value Disclosure

The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Date	(Level 1)	(Level 2)	(Level 3)
	June 30, 2022
Assets:
Equity securities	$14,788	$14,788	$—	$—
	$14,788	$14,788	$—	$—

	December 31, 2021
Assets:
Equity securities	$16,070	$16,070	$—	$—
	$16,070	$16,070	$—	$—

Bellaire Corporation (“Bellaire”) is a non-operating subsidiary of the Company with legacy liabilities relating to closed mining operations, primarily former Eastern U.S. underground coal mining operations. Prior to 2021, Bellaire contributed $5.0 million to establish a mine water treatment trust (the "Mine Water Treatment Trust") to assure the long-term treatment of post-mining discharge. Bellaire's Mine Water Treatment Trust invests in equity securities that are reported at fair value based upon quoted market prices in active markets for identical assets; therefore, they are classified as Level 1 within the fair value hierarchy. The Company recognized a loss of $1.5 million and $2.1 million during the three and six months ended June 30, 2022, respectively, and a gain of $0.7 million and $1.0 million during the three and six months ended June 30, 2021, respectively, related to the Mine Water Treatment Trust.

Prior to 2021, the Company invested $2.0 million in equity securities of a public company with a diversified portfolio of royalty producing mineral interests. The investment is reported at fair value based upon quoted market prices in active markets for identical assets; therefore, it is classified as Level 1 within the fair value hierarchy. The Company recognized a loss of $0.4 million and a gain of $0.8 million during the three and six months ended June 30, 2022, respectively, and a gain of $0.6 million and $1.1 million during the three and six months ended June 30, 2021, respectively, related to the investment in these equity securities.

The gains and losses related to equity securities are reported on the line Loss (gain) on equity securities in the Other (income) expense section of the Unaudited Condensed Consolidated Statements of Operations.

As discussed in Note 1, the Company recorded the estimated fair value of an office building and membership units of a privately held company during the second quarter of 2022. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows and external appraisals, and considered both the income and market approaches.

The significant assumptions used in determining the fair value of the membership units are the estimated future cash flows and the discount rate applied to the estimated future cash flows. The estimate of future cash flows is based on available historical information and forecasts provided by the privately held company that are inherently uncertain. Management determined the appropriate discount rate based on the weighted average cost of capital ("WACC"). The WACC takes into account both the after-tax cost of debt and cost of equity. A major component of the cost of equity is the current risk-free rate on twenty-year U.S. Treasury bonds as well as company specific risk and size premiums.

In determining the $4.1 million fair value of the office building, the Company engaged an independent real estate appraiser to appraise the property utilizing observed sales transactions for similar assets as well as consideration of an income approach.

Prior to receiving the membership units from GRE, the Company held a $5.0 million investment in the same privately-held company. The Company previously elected to use the measurement alternative to fair value included in ASC 321, Investments – Equity Securities, that allows investments without readily determinable fair values to be carried at cost less impairment, if any, adjusted for observable price changes in orderly transactions for the identical or similar investments. The Company determined that the receipt of the additional membership units does not represent an observable transaction as defined in ASC 321. As such, the Company will add the fair value of the additional membership units of $12.8 million to the $5.0 million historical cost basis of the existing membership units, the total of which is the initial measurement of the Company’s equity method investment.

The office building is included in Property, plant and equipment, net and the investment in the privately-held company is included in Investment in private company equity units within the accompanying Unaudited Condensed Consolidated Balance Sheets.

There were no transfers into or out of Levels 1, 2 or 3 during the six months ended June 30, 2022 and 2021.

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

The Investment in the unconsolidated subsidiaries and related tax positions totaled $15.4 million and $19.1 million at June 30, 2022 and December 31, 2021, respectively. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $4.9 million and $7.6 million at June 30, 2022 and December 31, 2021, respectively. Earnings of unconsolidated operations were $14.6 million and $29.2 million during the three and six months ended June 30, 2022, respectively, and $13.5 million and $28.9 million during the three and six months ended June 30, 2021.

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

As discussed in Note 1, the Company retrospectively changed its computation of segment operating profit to reclassify the results of Caddo Creek and Demery from the Coal Mining segment into the NAMining segment. See Note 1 for additional discussion of the Company's reportable segments. The following tables present revenue, operating profit, depreciation expense and capital expenditures:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2022	2021	2022	2021
Revenues
Coal Mining	$26,602	$20,689	$47,564	$42,631
NAMining	22,814	19,860	44,218	37,799
Minerals Management	11,962	5,608	24,716	11,108
Unallocated Items	617	910	809	1,053
Eliminations	(626)	(1,171)	(915)	(1,590)
Total	$61,369	$45,896	$116,392	$91,001

Operating profit (loss)
Coal Mining	$21,175	$7,627	$28,527	$15,784
NAMining	1,257	1,698	2,528	2,355
Minerals Management	13,073	4,173	24,701	8,408
Unallocated Items	(5,952)	(4,795)	(11,391)	(9,568)
Eliminations	130	(33)	262	21
Total	$29,683	$8,670	$44,627	$17,000

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2022	2021	2022	2021
Expenditures for property, plant and equipment and acquisition of mineral interests
Coal Mining	$6,280	$3,115	$8,000	$4,732
NAMining	6,561	2,952	8,381	5,818
Minerals Management	116	5,105	949	5,498
Unallocated Items	7,312	79	7,588	79
Total	$20,269	$11,251	$24,918	$16,127

Depreciation, depletion and amortization
Coal Mining	$4,388	$4,073	$8,426	$8,228
NAMining	1,493	984	2,960	1,935
Minerals Management	543	522	1,121	969
Unallocated Items	64	38	108	70
Total	$6,488	$5,617	$12,615	$11,202

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
Management's Discussion and Analysis of Financial Condition and Results of Operations include NACCO Industries, Inc.® (“NACCO”) and its wholly owned subsidiaries (collectively, the “Company”). NACCO brings natural resources to life by delivering aggregates, minerals, reliable fuels and environmental solutions through its robust portfolio of NACCO Natural Resources businesses. The Company operates under three business segments: Coal Mining, North American Mining ("NAMining") and Minerals Management. The Coal Mining segment operates surface coal mines for power generation companies. The NAMining segment is a trusted mining partner for producers of aggregates, coal, lithium and other industrial minerals. The Minerals Management segment, which includes the Catapult Mineral Partners business, acquires and promotes the development of mineral interests. Mitigation Resources of North America® (“Mitigation Resources”) provides stream and wetland mitigation solutions.

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

The Company’s operating segments are further described below:

Coal Mining Segment
The Coal Mining segment, operating as The North American Coal Corporation® ("NACoal"), operates surface coal mines under long-term contracts with power generation companies pursuant to a service-based business model. Lignite coal is surface mined in North Dakota, Texas and Mississippi. Each mine is fully integrated with its customer's operations and is the exclusive supplier of coal to its customer's facilities.

During the three and six months ended June 30, 2022, the Coal Mining segment's operating coal mines were: The Coteau Properties Company (“Coteau”), Coyote Creek Mining Company, LLC (“Coyote Creek”), The Falkirk Mining Company (“Falkirk”), Mississippi Lignite Mining Company (“MLMC”) and The Sabine Mining Company (“Sabine”). Each of these mines deliver their coal production to adjacent power plants or synfuels plants under long-term supply contracts. MLMC’s coal supply contract contains a take or pay provision; all other coal supply contracts are requirements contracts under which earnings can fluctuate. Certain coal supply contracts can be terminated early, which would result in a reduction to future earnings.

On May 2, 2022, Great River Energy (“GRE”) completed the sale of Coal Creek Station and the adjacent high-voltage direct current transmission line to Rainbow Energy Center, LLC (“Rainbow Energy”) and its affiliates. As a result of the completion of the sale of Coal Creek Station, the existing Coal Sales Agreement, the existing Mortgage and Security Agreement and the existing Option Agreement between GRE and Falkirk were terminated. The Company recognized a gain of $30.9 million within the accompanying Unaudited Condensed Consolidated Statements of Operations during the second quarter of 2022 as GRE paid NACoal $14.0 million in cash, as well as transferred ownership of an office building with an estimated fair value of $4.1 million, and conveyed membership units in a privately-held company involved in the ethanol industry with an estimated fair value of $12.8 million, as agreed to under the termination and release of claims agreement between Falkirk and GRE. Prior to receiving the membership units from GRE, the Company held a $5.0 million investment in the same privately-held company carried at cost, less impairment. Subsequent to the receipt of the additional membership units on May 2, 2022, the Company will prospectively account for the investment under the equity method of accounting. Due to a lag in financial reporting of the privately-held company, the Company has not recorded its share of earnings or losses in the three or six months ended June 30, 2022. On a go-forward basis, earnings or losses from this investment will be recorded on a one quarter lag. See Note 5 for further discussion on fair value.

The new Coal Sales Agreement (“CSA”) between Falkirk and Rainbow Energy became effective upon the closing of the transaction. Falkirk will continue to supply all coal requirements of Coal Creek Station. Falkirk will be paid a management fee and Rainbow Energy will be responsible for funding all mine operating costs, including mine reclamation, and directly or indirectly providing all of the capital required to operate the mine. The initial production period is expected to run ten years from the effective date of the CSA, but the CSA may be extended or terminated early under certain circumstances. To support the transfer to new ownership, Falkirk has agreed to a reduction in the current per ton management fee from the effective date of the new CSA through May 31, 2024. After May 31, 2024, the per ton management fee increases to a higher base in line with 2021 fee levels, and thereafter adjusts annually according to an index which tracks broad measures of U.S. inflation.

During the three and six months ended June 30, 2021, the Coal Mining segment's operating coal mines also included Bisti Fuels Company, LLC (“Bisti”). Effective September 30, 2021, the contract mining agreement between Bisti and its customer, Navajo Transitional Energy Company ("NTEC"), was terminated.

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

Coteau, Coyote Creek, Falkirk and Sabine each meet the definition of a variable interest entity ("VIE"). In each case, NACCO is not the primary beneficiary of the VIE as it does not exercise financial control; therefore, NACCO does not consolidate the results of these operations within its financial statements. Instead, these contracts are accounted for as equity method investments. The income before income taxes associated with these VIEs is reported as Earnings of unconsolidated operations on the Unaudited Condensed Consolidated Statements of Operations and the Company’s investment is reported on the line Investments in unconsolidated subsidiaries in the Unaudited Condensed Consolidated Balance Sheets. The mines that meet the definition of a VIE are referred to collectively as the “Unconsolidated Subsidiaries.” For tax purposes, the Unconsolidated Subsidiaries are included within the NACCO consolidated U.S. tax return; therefore, the Income tax provision line on the Unaudited Condensed Consolidated Statements of Operations includes income taxes related to these entities. See Note 6 for further information on the Unconsolidated Subsidiaries.

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

NAMining Segment
The NAMining segment provides value-added contract mining and other services for producers of industrial minerals. The segment is a primary platform for the Company’s growth and diversification of mining activities outside of the thermal coal industry. NAMining provides contract mining services for independently owned mines and quarries, creating value for its customers by performing the mining aspects of its customers’ operations. This allows customers to focus on their areas of expertise: materials handling and processing, product sales and distribution. NAMining historically operated primarily at limestone quarries in Florida, but is focused on continuing to expand outside of Florida, mining materials other than limestone and expanding the scope of mining operations provided to its customers.

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

During 2021 and 2020, the Minerals Management segment acquired mineral interests, primarily in the Eagle Ford and Permian Basins in Texas. During the first six months of 2022, the Minerals Management segment had capital expenditures of $1.0 million, primarily for mineral interests in the New Mexico portion of the Permian Basin. The Minerals Management segment intends to make future acquisitions of mineral and royalty interests that meet the Company’s acquisition criteria as part of its growth strategy.

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

CONSOLIDATED FINANCIAL SUMMARY

The results of operations for NACCO were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2022	2021	2022	2021
Revenues:
Coal Mining	$26,602	$20,689	$47,564	$42,631
NAMining	22,814	19,860	44,218	37,799
Minerals Management	11,962	5,608	24,716	11,108
Unallocated Items	617	910	809	1,053
Eliminations	(626)	(1,171)	(915)	(1,590)
Total revenue	$61,369	$45,896	$116,392	$91,001
Operating profit (loss):
Coal Mining	$21,175	$7,627	$28,527	$15,784
NAMining	1,257	1,698	2,528	2,355
Minerals Management	13,073	4,173	24,701	8,408
Unallocated Items	(5,952)	(4,795)	(11,391)	(9,568)
Eliminations	130	(33)	262	21
Total operating profit	29,683	8,670	44,627	17,000
Interest expense	496	359	1,009	715
Interest income	(195)	(100)	(340)	(220)
Closed mine obligations	377	364	757	747
Loss (gain) on equity securities	1,878	(1,262)	1,360	(2,085)
Other contract termination settlements	(16,882)	—	(16,882)	—
Other, net	(1,064)	(127)	(1,294)	(257)
Other income, net	(15,390)	(766)	(15,390)	(1,100)
Income before income tax provision	45,073	9,436	60,017	18,100
Income tax provision	7,893	2,931	10,255	2,634
Net income	$37,180	$6,505	$49,762	$15,466

Effective income tax rate	17.5%	31.1%	17.1%	14.6%

The components of the change in revenues and operating profit are discussed below in "Segment Results."

Second Quarter of 2022 Compared with Second Quarter of 2021, and First Six Months of 2022 Compared with First Six Months of 2021

Other income, net
During the second quarter of 2022, GRE transferred ownership of an office building with an estimated fair value of $4.1 million and conveyed membership units in a privately-held company with an estimated fair value of $12.8 million, as agreed to under the termination and release of claims agreement between Falkirk and GRE. The Company recognized a gain of $16.9 million on the "Other contract termination settlements" line within the accompanying Unaudited Condensed Consolidated Statements of Operations during the second quarter of 2022 as a result of the transactions with GRE.

Loss (gain) on equity securities represents changes in the market price of invested assets reported at fair value. The change in the second quarter of 2022 and the first six months of 2022 compared with the respective 2021 periods was due to fluctuations in the market prices of the exchange-traded equity securities.

During the second quarter of 2022, the Company’s investment held at cost, less impairment, made a distribution to its owners, including the Company. As a result, the Company recognized a gain of $0.7 million, included in Other, net within the accompanying Unaudited Condensed Consolidated Statements of Operations in the three and six months ended June 30, 2022.

See Note 5 to the Unaudited Condensed Consolidated Financial Statements for further discussion of the Other contract termination settlements and equity securities.

Income Taxes

The Company evaluates and updates its estimated annual effective income tax rate on a quarterly basis based on current and forecasted operating results and tax laws. Consequently, based upon the mix and timing of actual earnings compared to projections of earnings between entities that benefit from percentage depletion and those that do not, the effective tax rate may vary quarterly. The estimated annual effective income tax rate differs from the U.S. federal statutory rate due, in part, to the benefit from percentage depletion. Changes in the estimated annual effective tax rate result in a cumulative adjustment. The increase in the effective income tax rate for the six months ended June 30, 2022 compared with the 2021 period reflects the impact of a higher forecast of full-year pre-tax income in 2022 compared with the prior year, including the $30.9 million gain recognized as a result of the settlement under the termination and release of claims agreement with GRE.

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

LIQUIDITY AND CAPITAL RESOURCES OF NACCO

Cash Flows

The following tables detail NACCO's changes in cash flow for the six months ended June 30:

	2022	2021	Change
Operating activities:
Net cash provided by operating activities	$40,481	$29,318	$11,163

Investing activities:
Expenditures for property, plant and equipment and acquisition of mineral interests	(24,918)	(16,127)	(8,791)
Other	2,802	38	2,764
Net cash used for investing activities	(22,116)	(16,089)	(6,027)
Cash flow before financing activities	$18,365	$13,229	$5,136

The $11.2 million change in net cash provided by operating activities was primarily due to a $34.3 million increase in net income that includes a pre-tax gain of $30.9 million related to the termination and release of claims agreement between Falkirk and GRE. The increase in net income was partially offset by $19.4 million of non-cash items recognized during the first six months of 2022, including the gain related to the receipt of membership units in a privately-held company and the transfer of the office building, as well as a $2.5 million gain on a sale of fixed assets.

	2022	2021	Change
Financing activities:
Net reductions to long-term debt and revolving credit agreement	$(4,291)	$(13,881)	$9,590
Cash dividends paid	(2,966)	(2,786)	(180)
Net cash used for financing activities	$(7,257)	$(16,667)	$9,410

The change in net cash used for financing activities was primarily due to fewer repayments as a result of a reduction in borrowings under the Company’s revolving line of credit during the first six months of 2022 compared with the first six months of 2021.

Financing Activities

Financing arrangements are obtained and maintained at the NACoal level. NACoal has a secured revolving line of credit of up to $150.0 million (the “NACoal Facility”) that expires in November 2025. There were no borrowings outstanding under the NACoal Facility at June 30, 2022. At June 30, 2022, the excess availability under the NACoal Facility was $119.9 million, which reflects a reduction for outstanding letters of credit of $30.1 million.

NACCO has not guaranteed any borrowings of NACoal. The borrowing agreements at NACoal allow for the payment to NACCO of dividends and advances under certain circumstances. Dividends (to the extent permitted by NACoal's borrowing agreement) and management fees are the primary sources of cash for NACCO and enable the Company to pay dividends to stockholders.

The NACoal Facility has performance-based pricing, which sets interest rates based upon NACoal achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective June 30, 2022, for base rate and LIBOR loans were 1.25% and 2.25%, respectively. The NACoal Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.35% on the unused commitment at June 30, 2022. During the three and six months ended June 30, 2022, the average borrowing under the NACoal Facility was $2.2 million and $3.9 million, respectively, and the weighted-average annual interest rate was 2.5% in both periods.

The NACoal Facility contains restrictive covenants, which require, among other things, NACoal to maintain a maximum net debt to EBITDA ratio of 2.75 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The NACoal Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to
EBITDA ratio of 1.50 to 1.00, or if greater than 1.50 to 1.00, a Fixed Charge Coverage Ratio of 1.10 to 1.00, in conjunction with maintaining unused availability thresholds of borrowing capacity, as defined in the NACoal Facility, of $15.0 million. At June 30, 2022, NACoal was in compliance with all financial covenants in the NACoal Facility.

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

Expenditures for property, plant and equipment and mineral interests

Expenditures for property, plant and equipment and mineral interests were $24.9 million during the first six months of 2022. Planned expenditures for the remainder of 2022 are expected to be approximately $15 million in the Coal Mining segment, $5 million in the NAMining segment, $12 million in the Minerals Management segment and $4 million at Mitigation Resources.

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

Expenditures are expected to be funded from internally generated funds and/or bank borrowings.

Capital Structure

NACCO's consolidated capital structure is presented below:

	JUNE 30 2022	DECEMBER 31 2021	Change
Cash and cash equivalents	$97,113	$86,005	$11,108
Other net tangible assets	315,639	276,733	38,906
Intangible assets, net	29,868	31,774	(1,906)
Net assets	442,620	394,512	48,108
Total debt	(18,427)	(20,710)	2,283
Bellaire closed mine obligations	(21,590)	(21,686)	96
Total equity	$402,603	$352,116	$50,487
Debt to total capitalization	4%	6%	(2)%

The increase in other net tangible assets at June 30, 2022 compared with December 31, 2021 was primarily due to receipt of the membership units in a privately-held company and office building that were transferred from GRE with a fair value of $12.8 million and $4.1 million, respectively. Additionally, the increase is due to:

•An increase in Property, plant and equipment due in part to land purchased by Mitigation Resources; and
•An increase in Trade accounts receivable due to higher revenue in the second quarter of 2022 compared with the fourth quarter of 2021.

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

SEGMENT RESULTS

COAL MINING SEGMENT

FINANCIAL REVIEW

Tons of coal delivered by the Coal Mining segment were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2022	2021	2022	2021
Unconsolidated operations	5,534	6,017	11,851	13,527
Consolidated operations	915	775	1,647	1,610
Total tons delivered	6,449	6,792	13,498	15,137

The results of operations for the Coal Mining segment were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2022	2021	2022	2021
Revenues	$26,602	$20,689	$47,564	$42,631
Cost of sales	24,638	18,043	43,488	38,133
Gross profit	1,964	2,646	4,076	4,498
Earnings of unconsolidated operations(a)	13,460	12,176	26,786	26,338
Contract termination settlement	14,000	—	14,000	—
Selling, general and administrative expenses	7,192	6,278	14,431	13,192
Amortization of intangible assets	1,058	911	1,905	1,893
(Gain) loss on sale of assets	(1)	6	(1)	(33)
Operating profit	$21,175	$7,627	$28,527	$15,784

(a) See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.

Second Quarter of 2022 Compared with Second Quarter of 2021

Revenues increased 28.6% in the second quarter of 2022 compared with the second quarter of 2021 due to an increase in tons delivered as a result of increased customer requirements and a higher per ton sales price at MLMC.

The following table identifies the components of change in operating profit for the second quarter of 2022 compared with the second quarter of 2021:

Operating Profit
2021	$7,627
Increase (decrease) from:
Contract termination settlement	14,000
Earnings of unconsolidated operations	1,284
Gain on sale of assets	7
Selling, general and administrative expenses	(914)
Gross profit	(682)
Amortization of intangibles	(147)
2022	$21,175

Operating profit increased $13.5 million in the second quarter of 2022 compared with the second quarter of 2021 due to the $14.0 million contract termination settlement from GRE recognized during the second quarter of 2022. Excluding the $14.0 million from GRE, operating profit decreased $0.5 million mainly due to an increase in selling, general and administrative expenses and a decrease in gross profit, partially offset by an increase in the earnings of unconsolidated operations.

The increase in selling, general and administrative expenses was primarily due to higher employee-related costs.

The decrease in gross profit was primarily due to an increase in the cost per ton delivered at MLMC, due in part to an increase in the cost of diesel fuel.

The increase in earnings of unconsolidated operations was primarily due to contractual price escalation and an increase in customer requirements at Coteau as well as higher customer requirements at Sabine. These increases were partially offset by a reduction in earnings as a result of the Bisti contract termination as of September 30, 2021, reduced customer demand at Falkirk and Coyote Creek and a reduction in the per ton management fee at Falkirk.

First Six Months of 2022 Compared with First Six Months of 2021

Revenues increased 11.6% in the first six months of 2022 compared with the first six months of 2021 due to a higher per ton sales price and an increase in tons delivered at MLMC.

The following table identifies the components of change in operating profit for the first six months of 2022 compared with the first six months of 2021:

Operating Profit
2021	$15,784
Increase (decrease) from:
Contract termination settlement	14,000
Earnings of unconsolidated operations	448
Selling, general and administrative expenses	(1,239)
Gross profit	(422)
Gain on sale of assets	(32)
Amortization of intangibles	(12)
2022	$28,527

Operating profit increased $12.7 million in the first six months of 2022 compared with the first six months of 2021 due to the $14.0 million contract termination settlement from GRE recognized during the second quarter of 2022. Excluding the $14.0 million from GRE, operating profit decreased $1.3 million primarily due to an increase in selling, general and administrative expenses mainly due to an increase in employee-related costs and higher professional service expenses.

In addition, an increase in earnings of unconsolidated operations was primarily due to contractual price escalation and an increase in customer requirements at Coteau, partially offset by a reduction in earnings from the Bisti contract termination as of September 30, 2021.

NORTH AMERICAN MINING ("NAMining") SEGMENT

FINANCIAL REVIEW
Tons delivered by the NAMining segment were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2022	2021	2022	2021
Unconsolidated operations	2,280	2,734	4,809	5,003
Consolidated operations	11,093	10,836	22,526	21,242
Total tons delivered	13,373	13,570	27,335	26,245

The results of operations for the NAMining segment were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2022	2021	2022	2021
Total revenues	$22,814	$19,860	$44,218	$37,799
Reimbursable costs	14,062	13,057	26,078	25,557
Revenues excluding reimbursable costs	$8,752	$6,803	$18,140	$12,242

Total revenues	$22,814	$19,860	$44,218	$37,799
Cost of sales	20,583	17,815	40,233	34,792
Gross profit	2,231	2,045	3,985	3,007
Earnings of unconsolidated operations(a)	1,162	1,366	2,428	2,546
Selling, general and administrative expenses	2,056	1,651	3,810	3,138
Loss on sale of assets	80	62	75	60
Operating profit	$1,257	$1,698	$2,528	$2,355

(a) See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.

Second Quarter of 2022 Compared with Second Quarter of 2021

Total revenues increased 14.9% in the second quarter of 2022 compared with the second quarter of 2021 primarily due to an increase in customer requirements and tons delivered at the consolidated operations as well as an increase in reimbursable costs, which have an offsetting amount in cost of sales and have no impact on operating profit.

The following table identifies the components of change in operating profit for the second quarter of 2022 compared with the second quarter of 2021:

Operating Profit
2021	$1,698
Increase (decrease) from:
Selling, general and administrative expenses	(405)
Earnings of unconsolidated operations	(204)
Loss on sale of assets	(18)
Gross profit	186
2022	$1,257

Operating profit decreased $0.4 million in the second quarter of 2022 compared with the second quarter of 2021 primarily due to an increase in selling, general and administrative expenses. The increase in selling, general and administrative expenses was mainly due to higher employee-related costs.

First Six Months of 2022 Compared with First Six Months of 2021

Total revenues increased 17.0% in the first six months of 2022 compared with the first six months of 2021 primarily due to an increase in customer requirements and tons delivered at the consolidated operations, as well as an increase in revenue related to reclamation at Caddo Creek.

The following table identifies the components of change in operating profit for the first six months of 2022 compared with the first six months of 2021:

Operating Profit
2021	$2,355
Increase (decrease) from:
Gross profit	978
Selling, general and administrative expenses	(672)
Earnings of unconsolidated operations	(118)
Loss on sale of assets	(15)
2022	$2,528

Operating profit increased $0.2 million in the first six months of 2022 compared with the first six months of 2021 primarily due to an increase in gross profit, partially offset by an increase in selling, general and administrative expenses. The increase in gross profit was primarily attributable to the earnings associated with the reclamation contract at Caddo Creek, partially offset by a decrease in gross profit from the active operations mainly due to an increase in employee-related costs. The increase in selling, general and administrative expenses was primarily due to higher employee-related costs.

MINERALS MANAGEMENT SEGMENT
FINANCIAL REVIEW

The results of operations for the Minerals Management segment were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2022	2021	2022	2021
Revenues	$11,962	$5,608	$24,716	$11,108
Cost of sales	733	956	1,481	1,643
Gross profit	11,229	4,652	23,235	9,465
Selling, general and administrative expenses	552	479	1,061	1,057
Gain on sale of assets	(2,396)	—	(2,527)	—
Operating profit	$13,073	$4,173	$24,701	$8,408

Revenues and operating profit increased significantly in the three and six months ended June 30, 2022 compared with the respective 2021 periods primarily due to favorable changes in natural gas and oil prices and $2.1 million of settlement income recognized during the first quarter of 2022. The settlement relates to the Company’s ownership interest in certain mineral rights. In addition, operating profit increased due to a $2.4 million gain on the sale of land related to legacy operations during the second quarter of 2022.

During the three and six months ended June 30, 2022, the oil and natural gas industry experienced continued improvement in commodity prices compared with the respective 2021 periods, primarily due to:

•Higher demand as the impact from COVID-19 abates;
•Changes in domestic supply and demand dynamics as well as increased discipline around production and capital investments by oil and gas companies; and
•Instability and constraints on global supply, particularly with respect to instability in Russia and Ukraine.

Oil and natural gas prices have been historically volatile and may continue to be volatile in the future. The table below demonstrates such volatility with the average price as reported by the United States Energy Information Administration for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2022	2021	2022	2021
West Texas Intermediate Average Crude Oil Price	$108.72	$66.09	$101.59	$61.94
Henry Hub Average Natural Gas Price	$7.48	$2.94	$6.07	$3.25

UNALLOCATED ITEMS AND ELIMINATIONS

FINANCIAL REVIEW

Unallocated Items and Eliminations were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2022	2021	2022	2021
Operating loss	$(5,822)	$(4,828)	$(11,129)	(9,547)

The operating loss increased $1.0 million and $1.6 million in the three and six months ended June 30, 2022, respectively, compared with the respective 2021 periods primarily due to higher employee-related costs.

NACCO Industries, Inc. Outlook

Coal Mining Outlook - 2022
Coal Mining operating profit in both the second half and for the full year of 2022 is expected to decrease significantly compared with the respective 2021 periods, both including and excluding the contract termination payments received in 2022 and 2021. The expected reduction in operating profit is primarily the result of reduced earnings at both consolidated and unconsolidated Coal Mining operations as well as an anticipated increase in operating expenses. The increase in operating expenses is primarily due to expected higher employee-related costs, professional fees and outside services.

Results at the consolidated mining operations are expected to decrease significantly in the second half of 2022 from the comparable 2021 period and the first half of 2022. This expected decrease is primarily due to an expected substantial decline in earnings at MLMC driven by an anticipated reduction in customer demand from higher than average levels in the second half of the prior year. Lower customer demand, expected cost inflation in the latter half of 2022 on diesel fuel, repairs and supplies, and higher depreciation expense related to recent capital expenditures to develop a new mine area are expected to contribute to an increase in the cost per ton in the second half of 2022. In general, cost per ton delivered is lowest when the power plant requires a consistently high level of coal deliveries, primarily because costs are spread over more tons. As a result of the anticipated increase in cost per ton, the 2022 full-year results are expected to be substantially lower than the 2021 full year.

The anticipated reduction in earnings at the unconsolidated Coal Mining operations for the second half of and full-year 2022, compared with the respective prior year periods, is expected to be driven primarily by the reduction in the per ton management fee at Falkirk from May 1, 2022 through May 31, 2024, as well as the termination of Bisti's contract as of September 30, 2021. These decreases are expected to be partly offset by higher earnings at Coteau.

Segment Adjusted EBITDA, which excludes the contract termination settlement payments of $10.3 million from Bisti's customer in 2021 and $14.0 million from GRE in 2022, is expected to decrease significantly in 2022 from 2021 primarily as a result of the forecasted reduction in operating profit partially offset by a higher add back of depreciation, depletion and amortization expense which is expected to increase in 2022. The increase in depreciation, depletion and amortization expense is primarily due to higher capital expenditures at MLMC as a result of the development of a new mine area.

Capital expenditures are expected to be approximately $15 million in the second half of 2022 and approximately $23 million for the full year. The elevated levels of capital expenditures from 2019 through 2022 relate to the necessary development of a new mine area at MLMC, which will allow continued coal deliveries through the end of the contract. The increase in capital expenditures associated with mine development will result in higher depreciation expense in future periods that will unfavorably affect future operating profit. Capital expenditures for MLMC are expected to decline significantly beginning in 2023.

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

NAMining Outlook
NAMining expects operating profit to increase in both the second half of 2022 and for the full year over the respective 2021 periods. The increase in the second half is primarily due to improved fourth quarter results, principally from a shift in mix of tons delivered to operations with higher-margin contracts, partially offset by an anticipated increase in operating expenses. Segment Adjusted EBITDA for 2022 is expected to increase significantly compared with the prior year as a result of the improvement in operating profit from higher reclamation income at Caddo Creek in the first half of 2022 and the add back of higher depreciation expense.

During the first quarter of 2022, NAMining agreed to commission a new dragline at an existing quarry in Florida to secure a contract extension through 2027. This dragline will supplement an existing dragline, resulting in an expected increase in deliveries and income over the next five years at this quarry. NAMining continues to have a substantial pipeline of potential new projects and is pursuing a number of growth initiatives that, if successful, would be accretive to future earnings.

In 2019, Sawtooth Mining, LLC, entered into a mining services agreement to serve as the exclusive contract miner for the Thacker Pass lithium project in northern Nevada, owned by Lithium Nevada Corp., a subsidiary of Lithium Americas Corp. (TSX: LAC) (NYSE: LAC). Lithium Americas owns the lithium reserves at Thacker Pass and will be responsible for the processing and sale of the lithium produced. In July 2022, Lithium Americas provided an update on the Thacker Pass project, which noted that all key state-level permits had been issued for Thacker Pass and feasibility study results are expected in the second half of 2022. At maturity, this management fee contract is expected to deliver fee income similar to a mid-sized management fee coal mine.

NAMining previously forecasted capital expenditures of $28 million for 2022. NAMining now expects full-year capital expenditures to be $13 million, with approximately $5 million expended in the second half of 2022 primarily for the acquisition, relocation and refurbishment of draglines, as well as the acquisition of other mining equipment to support the continued expansion of contract-mining services. The reduction in capital expenditures from the previous forecast is due to a change in the timing of the acquisition of equipment to support the Thacker Pass lithium project from 2022 to 2023.

Minerals Management Outlook
The Minerals Management segment derives income from royalty-based leases under which lessees make payments to the Company based on their sale of natural gas, oil, natural gas liquids and coal, extracted primarily by third parties.

Excluding settlement income of $3.3 million recognized in the 2021 third quarter, operating profit and Segment Adjusted EBITDA in the second half of 2022 are expected to be comparable to the second half of 2021 but decrease significantly compared with the first half of 2022 primarily driven by current expectations for natural gas and oil prices and an anticipated reduction in production volumes. As a result of the substantial earnings in the first half of 2022, the Company expects a significant increase in full-year 2022 operating profit over 2021.

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

In the first quarter of 2022, Minerals Management completed a small acquisition of mineral interests in the New Mexico portion of the Permian basin for $0.7 million. Minerals Management is targeting additional investments in mineral and royalty interests of approximately $12 million in the second half of 2022. These investments are expected to be accretive, but each investment's contribution to earnings is dependent on the details of that investment, including the size and type of interests acquired and the stage and timing of mineral development. The contribution of each investment could also vary due to commodity price changes. These acquired interests are expected to align with the Company’s strategy of selectively acquiring mineral and royalty interests with a balance of near-term cash-flow yields and long-term growth potential, in high-quality reservoirs offering diversification from the Company’s legacy mineral interests.

Consolidated Outlook
Overall for the 2022 full year, excluding the settlements associated with the GRE/Rainbow Energy transaction and the Bisti termination fee recognized in 2021, NACCO expects consolidated operating profit and net income to decline moderately from 2021. Lower operating profit in the Coal Mining segment is expected to be partially offset by a significant increase in earnings at the Minerals Management segment primarily from the substantial increase in Minerals Management's earnings in the first half of 2022. In addition, income realized in 2021 on exchange-traded equity securities held by the Company is not expected to reoccur due to a deterioration in public equity markets during 2022. The effective income tax rate, including the settlements associated with the GRE/Rainbow Energy transaction is expected to be between 15% and 17%. In 2022, Consolidated Adjusted EBITDA, which excludes the termination and settlement payments, is expected to be comparable to 2021.

Consolidated capital expenditures are expected to be approximately $61 million in 2022 and include approximately $12 million for expenditures at Mitigation Resources. In 2022, cash flow before financing activities is expected to be significantly lower than in 2021 as a result of the anticipated increase in capital expenditures in 2022.

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

NAMining is pursuing growth and diversification by expanding the scope of its business development activities to include potential customers who require a broad range of minerals and materials and by leveraging the Company’s core mining skills to expand the range of contract mining services it provides. NAMining continues to pursue additional opportunities to provide comprehensive mining services to operate entire mines, as it expects to do at the lithium project in Nevada. The goal is to build NAMining into a leading provider of contract mining services for customers that produce a wide variety of minerals and materials. The Company believes NAMining can grow to be a substantial contributor to operating profit, delivering unlevered after-tax returns on invested capital in the mid-teens as this business model matures and achieves significant scale, but the pace of growth will be dependent on the mix and scale of new projects.

The Minerals Management segment continues to grow and diversify by pursuing acquisitions of mineral and royalty interests in the United States. The Minerals Management segment will benefit from the continued development of its mineral properties without additional capital investment, as all further development costs are borne entirely by third-party producers who lease the minerals. This business model can deliver higher average operating margins over the life of a reserve than traditional oil and gas companies that bear the cost of exploration, production and/or development. Catapult Mineral Partners, the Company’s business unit focused on managing and expanding the Company’s portfolio of oil and gas mineral and royalty interests, has developed a strong network to source and secure new acquisitions, and has several potential acquisitions under review. The goal is to construct a high-quality diversified portfolio of oil and gas mineral and royalty interests in the United States that deliver near-term cash flow yields and long-term projected growth. The Company believes this business will provide unlevered after-tax returns on invested capital in the low-to-mid-teens as the portfolio of reserves and mineral interests grows and this business model matures.

Mitigation Resources continues to expand its business, which creates and sells stream and wetland mitigation credits and provides services to those engaged in permittee-responsible mitigation. This business offers an opportunity for growth and diversification in an industry where the Company has substantial knowledge and expertise and a strong reputation. During the first half of 2022, Mitigation Resources purchased property to establish a new mitigation bank north of Dallas/Fort Worth and established a joint venture to provide mitigation services for the Lake Ralph Hall project in Northern Texas. With these new 2022 projects, Mitigation Resources is involved in over 10 mitigation banks and permittee-responsible mitigation projects in Tennessee, Alabama, Mississippi and Texas and is making strong progress toward its goal to be a top ten U.S. provider of stream and wetland mitigation services. The Company believes that Mitigation Resources can provide solid rates of return as this business matures.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) changes to or termination of customer or other third-party contracts, or a customer or other third party default under a contract, (2) any customer's premature facility closure, (3) a significant reduction in purchases by the Company's customers, including as a result of changes in coal consumption patterns of U.S. electric power generators, or changes in the power industry that would affect demand for the Company's coal and other mineral reserves, (4) changes in the prices of hydrocarbons, particularly diesel fuel, natural gas, natural gas liquids and oil, (5) failure or delays by the Company's lessees in achieving expected production of natural gas and other hydrocarbons; the availability and cost of transportation and processing services in the areas where the Company's oil and gas reserves are located; federal and state legislative and regulatory initiatives relating to hydraulic fracturing; and the ability of lessees to obtain capital or financing needed for well-development operations and leasing and development of oil and gas reserves on federal lands, (6) failure to obtain adequate insurance coverages at reasonable rates, (7) supply chain disruptions, including price increases and shortages of parts and materials, (8) the impact of the COVID-19 pandemic, including any impact on suppliers, customers and employees, (9) changes in tax laws or regulatory requirements, including the elimination of, or reduction in, the percentage depletion tax deduction, changes in mining or power plant emission regulations and health, safety or environmental legislation, (10) the ability of the Company to access credit in the current economic environment, or obtain financing at reasonable rates, or at all, and to maintain surety bonds for mine reclamation as a result of current market sentiment for fossil fuels, (11) impairment charges, (12) the effects of investors’ and other stakeholders’ increasing attention to environmental, social and governance (“ESG”) matters, (13) changes in costs related to geological and geotechnical conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (14) regulatory actions, changes in mining permit requirements or delays in obtaining mining permits that could affect deliveries to customers, (15) weather conditions, extended power plant outages, liquidity events or other events that would change the level of customers' coal or aggregates requirements, (16) weather or equipment problems that could affect deliveries to customers, (17) changes in the costs to reclaim mining areas, (18) costs to pursue and develop new mining, mitigation and oil and gas opportunities and other value-added service opportunities, (19) delays or reductions in coal or aggregates deliveries, (20) the ability to successfully evaluate investments and achieve intended financial results in new business and growth initiatives, (21) disruptions from natural or human causes, including severe weather, accidents, fires, earthquakes and terrorist acts, any of which could result in suspension of operations or harm to people or the environment, and (22) the ability to attract, retain, and replace workforce and administrative employees.

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
Changes in internal control over financial reporting: During the second quarter of 2022, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
    None.

Item 1A    Risk Factors
During the quarter ended June 30, 2022, there have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, except as follows:

The value of our investment in a private company involved in the ethanol industry could decline, could be illiquid and could be volatile in terms of value and returns, which could adversely affect our financial condition and results of operations.

As of June 30, 2022, we hold a $17.8 million investment in a private company involved in the ethanol industry. Financial returns on ethanol investments are highly dependent on commodity prices, which are subject to significant volatility, uncertainty and regional supply shortages. The $17.8 million dollar valuation for this investment is based, in part, on an assumption that the private company will implement carbon capture and storage to capture carbon dioxide generated in the ethanol production process. This process increases the value of the ethanol produced by the private company. Should this capture process be delayed or not implemented, the value of this investment may be impaired. This investment is non-marketable and we may not be able to achieve a return on our investment in a timely manner, if at all. The private company's operating agreement restricts the Company's ability to transfer the membership units, resulting in a liquidity discount. Since there is no active market for the exchange of these securities, our ability to liquidate this investment will likely be dependent on a liquidity event. Valuations of privately-held companies are inherently complex and uncertain due to the lack of readily available market data for such securities. If we determine that this investment has experienced a decline in value, we will be required to recognize an impairment charge in net income.

This investment will be accounted for under the equity method under which we report our proportionate share of the net earnings or losses of this private company as a component of Income before income tax provision. If the earnings or losses of and distributions from this investment is material in any year, those earnings or losses may have a material effect on our net income, cash flows, financial condition and liquidity. We do not control the day-to-day operations of this investment; however, how the company is managed could impact our results of operations and cash flows. Additionally, this business is subject to laws, regulations, market conditions and other risks inherent in its operations. Any of these factors could adversely impact our results of operations, our cash flows and the value of our investment.

MLMC is subject to risks associated with its capital investment, operating and equipment costs, growing use of alternative generation that competes with coal fired generation, changes in customer demand and inflationary adjustments.

The profitability of MLMC is subject to the risk of loss of investment in this operation, increases in the cost of mining, changes in customer demand, growing competition from alternative power generation that competes with coal-fired generation and the emergence of adverse mining conditions. At MLMC, the costs of mining operations are not reimbursed by MLMC's customer. As such, increased costs at MLMC or decreased revenues could materially reduce the Company's profitability. Any reduction in customer demand at MLMC, including reductions related to reduced mechanical availability of the customer’s power plant, would adversely affect the Company's operating results and could result in significant impairments. MLMC has approximately $137 million of long-lived assets, including property, plant and equipment and a coal supply agreement intangible asset, which are subject to periodic impairment analysis and review. Identifying and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including assumptions about future power plant dispatch levels, changes in operating costs and other factors that impact anticipated revenue and customer demand, requires significant judgment. Actual future operating results could differ significantly from these estimates, which may result in an impairment charge in a future period, which could have a substantial impact on the Company’s results of operations.

MLMC sells lignite at contractually agreed upon prices which are subject to changes in the level of established indices over time. As diesel fuel is heavily weighted among the indices used to determine the coal sales price, fluctuations in diesel fuel prices can result in significant fluctuations in earnings at MLMC.

MLMC delivers coal to the Red Hills Power Plant in Ackerman, Mississippi. The Red Hills Power Plant supplies electricity to TVA under a long-term PPA. MLMC’s contract with its customer runs through 2032. TVA’s power portfolio includes coal, nuclear, hydroelectric, natural gas and renewables. In 2019, TVA published its updated Integrated Resource Plan, which indicates plans to increase its reliance on solar power. A decrease in the number of days TVA dispatches the Red Hills Power Plant would reduce MLMC's customer's demand for coal. The decision of which power plants to dispatch is determined by TVA.

Choctaw Generation Limited Partnership ("CGLP") leases the Red Hills Power Plant from a Southern Company subsidiary pursuant to a leveraged lease arrangement. CGLP's ability to make required payments to the Southern Company subsidiary is dependent on the operational performance of the Red Hills Power Plant. During 2020, Southern Company revised the estimated cash flows to be received under the leveraged lease which resulted in a full impairment of the lease investment. If any future lease payment is not paid in full, the Southern Company subsidiary may be unable to make its corresponding payment to the holders of the underlying non-recourse debt related to the Red Hills Power Plant. Failure to make the required payment to the debtholders could represent an event of default that would give the debtholders the right to foreclose on, and take ownership of, the Red Hills Power Plant from the Southern Company subsidiary. A foreclosure of the Red Hills Power Plant could have a material adverse effect on MLMC's financial condition, results of operations and cash flows. Southern Company publicly disclosed that all required lease payments have been paid in full through December 31, 2021. On July 28, 2022, Southern Company disclosed in its Form 10-Q that on June 30, 2022, Southern Company provided notice to the lessee, CGLP, to terminate the related operating and maintenance agreement effective June 30, 2023. The parties to the lease agreement are currently negotiating a potential restructuring, which could result in rescission of the termination notice. The ultimate outcome of this matter cannot be determined at this time but could have a material impact on the Company's financial statements if the operating and maintenance agreement is terminated.

Similar to the Company's unconsolidated mines, all production costs at MLMC are capitalized into inventory and recognized in cost of sales as tons are delivered. In periods of limited or no deliveries, MLMC may be required to reduce its inventory carrying value using the lower of cost and net realizable value approach, which could adversely affect MLMC’s results of operations.

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

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities (1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
Month #1 (April 1 to 30, 2022)	—	$—	—	$22,659,516
Month #2 (May 1 to 31, 2022)	—	$—	—	$22,659,516
Month #3 (June 1 to 30, 2022)	—	$—	—	$22,659,516
Total	—	$—	—	$22,659,516

(1)    During 2021, the Company established a stock repurchase program allowing for the purchase of up to $20.0 million of the Company's Class A Common Stock outstanding through December 31, 2023. See Note 4 to the Unaudited Condensed Consolidated Financial Statements for further discussion of the Company's stock repurchase program.

Item 3    Defaults Upon Senior Securities
    None.

Item 4    Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 filed with this Quarterly Report on Form 10-Q for the period ended June 30, 2022.

Item 5    Other Information
    None.

Item 6    Exhibits

Exhibit
Number*	Description of Exhibits

10.1
ESG Amendment to Amended and Restated Credit Agreement, by and between The North American Coal Corporation and PNC Capital Markets, LLC, dated June 30, 2022, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on July 7, 2022, Commission File Number 1-9172.

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

NACCO Industries, Inc. (Registrant)
Date:	August 3, 2022	/s/ Elizabeth I. Loveman
Elizabeth I. Loveman
Vice President and Controller (principal financial and accounting officer)