Form 10-Q
period 2022-09-30
NACCO INDUSTRIES INC
filed 2022-11-02
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☑
Number of shares of Class A Common Stock outstanding at October 28, 2022: 5,775,954
Number of shares of Class B Common Stock outstanding at October 28, 2022: 1,566,329

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30 2022	DECEMBER 31 2021
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$92,754	$86,005
Trade accounts receivable	23,603	25,667
Accounts receivable from affiliates	6,672	5,605
Inventories	61,799	54,085
Federal income tax receivable	23,046	15,054
Prepaid insurance	4,249	2,016
Other current assets	17,156	14,621
Total current assets	229,279	203,053
Property, plant and equipment, net	213,435	193,167
Intangibles, net	29,001	31,774
Investments in unconsolidated subsidiaries	9,853	19,090
Operating lease right-of-use assets	7,912	8,911
Investment in private company equity units	19,958	5,000
Other non-current assets	50,766	46,225
Total assets	$560,204	$507,220
LIABILITIES AND EQUITY
Accounts payable	$11,371	$12,208
Accounts payable to affiliates	699	741
Current maturities of long-term debt	2,955	2,527
Asset retirement obligations	1,820	1,820
Accrued payroll	16,640	16,339
Deferred revenue	1,334	4,082
Other current liabilities	9,150	8,299
Total current liabilities	43,969	46,016
Long-term debt	15,322	18,183
Operating lease liabilities	8,944	9,733
Asset retirement obligations	43,326	42,131
Pension and other postretirement obligations	4,943	6,605
Deferred income taxes	11,299	14,792
Liability for uncertain tax positions	9,280	10,113
Other long-term liabilities	7,700	7,531
Total liabilities	144,783	155,104
Stockholders' equity
Common stock:
Class A, par value $1 per share, 5,775,910 shares outstanding (December 31, 2021 - 5,616,568 shares outstanding)	5,776	5,616
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,566,373 shares outstanding (December 31, 2021 - 1,566,613 shares outstanding)	1,566	1,567
Capital in excess of par value	23,235	16,331
Retained earnings	392,666	336,778
Accumulated other comprehensive loss	(7,822)	(8,176)
Total stockholders' equity	415,421	352,116
Total liabilities and equity	$560,204	$507,220

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2022	2021	2022	2021
	(In thousands, except per share data)
Revenues	$61,793	$51,742	$178,185	$142,743
Cost of sales	43,965	37,413	128,867	111,737
Gross profit	17,828	14,329	49,318	31,006
Earnings of unconsolidated operations	14,588	17,652	43,802	46,536
Contract termination settlement	—	10,333	14,000	10,333
Operating expenses
Selling, general and administrative expenses	17,790	13,830	48,415	40,471
Amortization of intangible assets	867	902	2,772	2,795
(Gain) loss on sale of assets	2	(10)	(2,451)	17
Asset impairment charges	3,939	—	3,939	—
	22,598	14,722	52,675	43,283
Operating profit	9,818	27,592	54,445	44,592
Other (income) expense
Interest expense	486	493	1,495	1,208
Interest income	(352)	(101)	(692)	(321)
Closed mine obligations	398	372	1,155	1,119
Loss (gain) on equity securities	316	(445)	1,676	(2,530)
Income from equity method investee	(2,156)	—	(2,156)	—
Other contract termination settlements	—	—	(16,882)	—
Other, net	(354)	(161)	(1,648)	(418)
	(1,662)	158	(17,052)	(942)
Income before income tax provision	11,480	27,434	71,497	45,534
Income tax provision	866	2,597	11,121	5,231
Net income	$10,614	$24,837	$60,376	$40,303

Earnings per share:
Basic earnings per share	$1.45	$3.47	$8.27	$5.65
Diluted earnings per share	$1.45	$3.47	$8.24	$5.63

Basic weighted average shares outstanding	7,337	7,165	7,302	7,136
Diluted weighted average shares outstanding	7,337	7,165	7,329	7,153

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2022	2021	2022	2021
	(In thousands)
Net income	$10,614	$24,837	$60,376	$40,303
Reclassification of pension and postretirement adjustments into earnings, net of $38 and $105 tax benefit in the three and nine months ended September 30, 2022, respectively, and net of $42 and $127 tax benefit in the three and nine months ended September 30, 2021, respectively.	118	143	354	429
Total other comprehensive income	118	143	354	429
Comprehensive income	$10,732	$24,980	$60,730	$40,732

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30
	2022	2021
	(In thousands)
Operating activities
Net cash provided by operating activities	$54,929	$67,794

Investing activities
Expenditures for property, plant and equipment and acquisition of mineral interests	(42,004)	(35,534)
Proceeds from the sale of property, plant and equipment	2,824	547
Other	(58)	(52)
Net cash used for investing activities	(39,238)	(35,039)

Financing activities
Additions to long-term debt	1,664	3,633
Reductions of long-term debt	(2,118)	(3,131)
Net reductions to revolving credit agreements	(4,000)	(30,000)
Cash dividends paid	(4,488)	(4,200)
Net cash used for financing activities	(8,942)	(33,698)

Cash and cash equivalents
Total increase (decrease) for the period	6,749	(943)
Balance at the beginning of the period	86,005	88,450
Balance at the end of the period	$92,754	$87,507
See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2021	$5,490	$1,568	$10,895	$294,270	$(11,599)	$300,624
Stock-based compensation	92	—	923	—	—	1,015
Conversion of Class B to Class A shares	1	(1)	—	—	—	—
Net income	—	—	—	8,961	—	8,961
Cash dividends on Class A and Class B common stock: $0.1925 per share	—	—	—	(1,374)	—	(1,374)
Reclassification adjustment to net income, net of tax	—	—	—	—	143	143
Balance, March 31, 2021	$5,583	$1,567	$11,818	$301,857	$(11,456)	$309,369
Stock-based compensation	12	—	1,110	—	—	1,122
Net income	—	—	—	6,505	—	6,505
Cash dividends on Class A and Class B common stock: $0.1975 per share	—	—	—	(1,412)	—	(1,412)
Reclassification adjustment to net income, net of tax	—	—	—	—	143	143
Balance, June 30, 2021	$5,595	$1,567	$12,928	$306,950	$(11,313)	$315,727
Stock-based compensation	12	—	1,614	—	—	1,626
Net income	—	—	—	24,837	—	24,837
Cash dividends on Class A and Class B common stock: $0.1975 per share	—	—	—	(1,414)	—	(1,414)
Reclassification adjustment to net income, net of tax	—	—	—	—	143	143
Balance, September 30, 2021	$5,607	$1,567	$14,542	$330,373	$(11,170)	$340,919

Balance, January 1, 2022	$5,616	$1,567	$16,331	$336,778	$(8,176)	$352,116
Stock-based compensation	145	—	978	—	—	1,123
Conversion of Class B to Class A shares	1	(1)	—	—	—	—
Net income	—	—	—	12,582	—	12,582
Cash dividends on Class A and Class B common stock: $0.1975 per share	—	—	—	(1,445)	—	(1,445)
Reclassification adjustment to net income, net of tax	—	—	—	—	118	118
Balance, March 31, 2022	$5,762	$1,566	$17,309	$347,915	$(8,058)	$364,494
Stock-based compensation	7	—	2,325	—	—	2,332
Net income	—	—	—	37,180	—	37,180
Cash dividends on Class A and Class B common stock: $0.2075 per share	—	—	—	(1,521)	—	(1,521)
Reclassification adjustment to net income, net of tax	—	—	—	—	118	118
Balance, June 30, 2022	$5,769	$1,566	$19,634	$383,574	$(7,940)	$402,603
Stock-based compensation	7	—	3,601	—	—	3,608
Net income	—	—	—	10,614	—	10,614
Cash dividends on Class A and Class B common stock: $0.2075 per share	—	—	—	(1,522)	—	(1,522)
Reclassification adjustment to net income, net of tax	—	—	—	—	118	118
Balance, September 30, 2022	$5,776	$1,566	$23,235	$392,666	$(7,822)	$415,421

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(In thousands, except as noted and per share amounts)

NOTE 1—Nature of Operations and Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of NACCO Industries, Inc.® (“NACCO”) and its wholly owned subsidiaries (collectively, the “Company”). NACCO brings natural resources to life by delivering aggregates, minerals, reliable fuels and environmental solutions through its robust portfolio of NACCO Natural Resources businesses. The Company operates under three business segments: Coal Mining, North American Mining ("NAMining") and Minerals Management. The Coal Mining segment operates surface coal mines for power generation companies. The NAMining segment is a trusted mining partner for producers of aggregates, activated carbon, lithium and other industrial minerals. The Minerals Management segment, which includes the Catapult Mineral Partners business, acquires and promotes the development of mineral interests. Mitigation Resources of North America® ("Mitigation Resources") provides stream and wetland mitigation solutions.

The Company also has items not directly attributable to a reportable segment. Intercompany accounts and transactions are eliminated in consolidation.

Effective January 1, 2022, the Company changed the composition of its reportable segments. As a result, the Company retrospectively changed its computation of segment operating profit to reclassify the results of Caddo Creek Resources Company, LLC (“Caddo Creek”) and Demery Resources Company, LLC ("Demery") from the Coal Mining segment into the NAMining segment as these operations provide mining solutions for producers of industrial minerals, rather than for power generation. The Coal Mining segment now includes only mines that deliver coal to power generation companies. This segment reporting change has no impact on consolidated operating results. All prior period segment information has been reclassified to conform to the new presentation. See Note 8 to the Unaudited Condensed Consolidated Financial Statements for further discussion of segment reporting.

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

During the three and nine months ended September 30, 2022, the Coal Mining segment's operating coal mines were: The Coteau Properties Company (“Coteau”), Coyote Creek Mining Company, LLC (“Coyote Creek”), The Falkirk Mining Company (“Falkirk”), Mississippi Lignite Mining Company (“MLMC”) and The Sabine Mining Company (“Sabine”). Each of these mines deliver their coal production to adjacent power plants or synfuels plants under long-term supply contracts. MLMC’s coal supply contract contains a take or pay provision; all other coal supply contracts are requirements contracts under which earnings can fluctuate. Certain coal supply contracts can be terminated early, which would result in a reduction to future earnings.

On May 2, 2022, Great River Energy (“GRE”) completed the sale of Coal Creek Station and the adjacent high-voltage direct current transmission line to Rainbow Energy Center, LLC (“Rainbow Energy”) and its affiliates. As a result of the completion of the sale of Coal Creek Station, the Coal Sales Agreement, the Mortgage and Security Agreement and the Option Agreement between GRE and Falkirk were terminated. The Company recognized a gain of $30.9 million within the accompanying Unaudited Condensed Consolidated Statements of Operations during the second quarter of 2022 as GRE paid NACoal $14.0 million in cash, as well as transferred ownership of an office building with an estimated fair value of $4.1 million, and conveyed membership units in a privately-held company involved in the ethanol industry with an estimated fair value of $12.8 million, as agreed to under the termination and release of claims agreement between Falkirk and GRE. See Note 5 for further discussion on fair value. Prior to receiving the membership units from GRE, the Company held a $5.0 million investment in the same privately-held company carried at cost, less impairment. Subsequent to the receipt of the additional membership units on May 2, 2022, the Company began to account for the investment under the equity method of accounting subject to a one quarter reporting lag.

The new Coal Sales Agreement (“CSA”) between Falkirk and Rainbow Energy became effective upon the closing of the transaction. Falkirk continues to supply all coal requirements of Coal Creek Station and is paid a management fee per ton of coal delivered. To support the transfer to new ownership, Falkirk has agreed to a reduction in the current per ton management fee from the effective date of the new CSA through May 31, 2024. After May 31, 2024, the per ton management fee increases to a higher base in line with 2021 fee levels, and thereafter adjusts annually according to an index which tracks broad measures of U.S. inflation. Rainbow Energy is responsible for funding all mine operating costs, including mine reclamation, and directly or indirectly providing all of the capital required to operate the mine. The initial production period is expected to run ten years from the effective date of the CSA, but the CSA may be extended or terminated early under certain circumstances.

During the three and nine months ended September 30, 2021, the Coal Mining segment's operating coal mines also included Bisti Fuels Company, LLC (“Bisti”). Effective September 30, 2021, the contract mining agreement between Bisti and its customer, Navajo Transitional Energy Company ("NTEC"), was terminated.

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

During the first nine months ended September 30, 2022, the Minerals Management segment had capital expenditures totaling $12.3 million, primarily related to the $11.4 million acquisition of mineral interests in the Texas portion of the Permian Basin and the Wyoming portion of the Powder River Basin during the third quarter of 2022. During the first nine months of 2022, the Minerals Management segment also acquired mineral interests in the New Mexico portion of the Permian Basin. The Minerals Management segment intends to make future acquisitions of mineral and royalty interests that meet the Company’s acquisition criteria as part of its growth strategy.

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

Basis of Presentation: These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at September 30, 2022, the results of its operations, comprehensive income, cash flows and changes in equity for the nine months ended September 30, 2022 and 2021 have been included. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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
Prior Period Performance Obligations
The Company records royalty income in the month production is delivered to the purchaser. As a non-operator, the Company has limited visibility into when new wells start producing and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Company is required to estimate the amount of production delivered to the purchaser of the product and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded in "Trade accounts receivable" in the accompanying Unaudited Condensed Consolidated Balance Sheets. The difference between the Company’s estimates and the actual amounts received is recorded in the month that payment is received from the third-party lessee. For the three months ended September 30, 2022, royalty income recognized in the reporting periods related to performance obligations satisfied in prior reporting periods was immaterial. For the nine months ended September 30, 2022, royalty income of $2.1 million was recognized for a settlement related to the Company’s ownership interest in certain mineral rights. For the three and nine months ended September 30, 2021, the Company recognized $1.8 million of variable consideration that was previously constrained due to uncertainty of collectability.

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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2022	2021	2022	2021
Timing of Revenue Recognition
Goods transferred at a point in time	$22,043	$20,436	$68,402	$61,931
Services transferred over time	39,750	31,306	109,783	80,812
Total revenues	$61,793	$51,742	$178,185	$142,743

Contract Balances
The opening and closing balances of the Company’s current and long-term accounts receivable, contract assets and contract liabilities are as follows:

	Contract balances
	Trade accounts receivable	Contract asset (long-term)	Contract liability (current)	Contract liability (long-term)
Balance, January 1, 2022	$25,667	$5,985	$4,082	$1,453
Balance, September 30, 2022	23,603	5,985	1,334	1,860
Increase (decrease)	$(2,064)	$—	$(2,748)	$407

As described above, the Company enters into royalty contracts that grant exclusive right, title, and interest in and to minerals. The transaction price consists of a variable sales-based royalty and, in certain arrangements, a fixed component in the form of an up-front lease bonus payment. The timing of the payment of the fixed portion of the transaction price is upfront, however, the performance obligation is satisfied over the primary term of the contract, which is generally five years. Therefore, at the time any such up-front payment is received, a contract liability is recorded which represents deferred revenue. The amount of royalty revenue recognized in both of the three months ended September 30, 2022 and 2021 that was included in the opening contract liability was $0.2 million. The amount of royalty revenue recognized in both of the nine months ended September 30, 2022 and 2021 that was included in the opening contract liability was $0.7 million. This revenue consists of up-front lease bonus payments received under royalty contracts that are recognized over the primary term of the royalty contracts, which are generally five years.

The Company expects to recognize an additional $0.8 million in the remainder of 2022, $1.7 million in 2023, $0.5 million in 2024, $0.2 million in 2025 and a de minimis amount in 2026 related to the contract liability remaining at September 30, 2022. The difference between the opening and closing balances of the Company’s contract balances results from the timing difference between the Company’s performance and the customer’s payment.

The Company has no contract assets recognized from the costs to obtain or fulfill a contract with a customer.

NOTE 3—Inventories

Inventories are summarized as follows:

	SEPTEMBER 30 2022	DECEMBER 31 2021
Coal	$20,751	$19,352
Mining supplies	41,048	34,733
Total inventories	$61,799	$54,085

NOTE 4—Stockholders' Equity

Stock Repurchase Program: On November 10, 2021, the Company's Board of Directors approved a stock repurchase program ("2021 Stock Repurchase Program") providing for the purchase of up to $20.0 million of the Company’s outstanding Class A common stock through December 31, 2023.

The timing and amount of any repurchases under the 2021 Stock Repurchase Program are determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives, market conditions for the Company's Class A Common Stock and other legal and contractual restrictions. The 2021 Stock Repurchase Program does not require the Company to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Company without prior notice and may be executed through open market purchases, privately negotiated transactions or otherwise. All or part of the repurchases under the 2021 Stock Repurchase Program may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be restricted from doing so under applicable securities laws. The Company has not repurchased any shares of common stock under the 2021 Stock Repurchase Program through September 30, 2022.

NOTE 5—Fair Value Disclosure

The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Date	(Level 1)	(Level 2)	(Level 3)
	September 30, 2022
Assets:
Equity securities	$14,084	$14,084	$—	$—
	$14,084	$14,084	$—	$—

	December 31, 2021
Assets:
Equity securities	$16,070	$16,070	$—	$—
	$16,070	$16,070	$—	$—

Bellaire Corporation (“Bellaire”) is a non-operating subsidiary of the Company with legacy liabilities relating to closed mining operations, primarily former Eastern U.S. underground coal mining operations. Prior to 2021, Bellaire contributed $5.0 million to establish a mine water treatment trust (the "Mine Water Treatment Trust") to assure the long-term treatment of post-mining discharge. Bellaire's Mine Water Treatment Trust invests in equity securities that are reported at fair value based upon quoted market prices in active markets for identical assets; therefore, they are classified as Level 1 within the fair value hierarchy. The Company recognized a loss of $0.5 million and $2.7 million during the three and nine months ended September 30, 2022, respectively, and a gain of less than $0.1 million and $1.0 million during the three and nine months ended September 30, 2021, respectively, related to the Mine Water Treatment Trust.

Prior to 2021, the Company invested $2.0 million in equity securities of a public company with a diversified portfolio of royalty producing mineral interests. The investment is reported at fair value based upon quoted market prices in active markets for identical assets; therefore, it is classified as Level 1 within the fair value hierarchy. The Company recognized a gain of $0.2 million and $1.0 million during the three and nine months ended September 30, 2022, respectively, and a gain of $0.4 million and $1.6 million during the three and nine months ended September 30, 2021, respectively, related to the investment in these equity securities.

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

Subsequent to the receipt of the additional membership units on May 2, 2022, the Company began to account for the investment under the equity method of accounting subject to a one quarter reporting lag. The Company recorded $2.2 million, which represents its share of the privately-held company's second quarter earnings and immaterial basis difference adjustments, during the third quarter of 2022 on the "Income from equity method investee" line within the accompanying Unaudited Condensed Consolidated Statements of Operations.

The office building is included in Property, plant and equipment, net and the investment in the privately-held company is included in Investment in private company equity units within the accompanying Unaudited Condensed Consolidated Balance Sheets.

The Company regularly performs reviews of potential future development projects and identified certain legacy assets where future development is unlikely. As a result, the Company estimated the fair value of the assets using unobservable inputs, which are classified as Level 3 inputs. The long-lived assets, which included land, prepaid royalties and capitalized leasehold costs, were written off to zero in the third quarter of 2022 and resulted in non-cash asset impairment charges of $3.9 million in the Minerals Management segment. The impairment charges are reported on the line "Asset impairment charges" in the Unaudited Condensed Consolidated Statements of Operations.

There were no transfers into or out of Levels 1, 2 or 3 during the nine months ended September 30, 2022 and 2021.

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

The Investment in the unconsolidated subsidiaries and related tax positions totaled $9.9 million and $19.1 million at September 30, 2022 and December 31, 2021, respectively. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $4.7 million and $7.6 million at September 30, 2022 and December 31, 2021, respectively. Earnings of unconsolidated operations were $14.6 million and $43.8 million during the three and nine months ended September 30, 2022, respectively, and $17.7 million and $46.5 million during the three and nine months ended September 30, 2021.

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

As discussed in Note 1, the Company retrospectively changed its computation of segment operating profit to reclassify the results of Caddo Creek and Demery from the Coal Mining segment into the NAMining segment. See Note 1 for additional discussion of the Company's reportable segments. The following tables present revenue, operating profit, capital expenditures and depreciation expense:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2022	2021	2022	2021
Revenues
Coal Mining	$22,599	$20,946	$70,163	$63,577
NAMining	22,962	20,429	67,180	58,228
Minerals Management	16,172	10,607	40,888	21,715
Unallocated Items	1,092	1,594	1,901	2,647
Eliminations	(1,032)	(1,834)	(1,947)	(3,424)
Total	$61,793	$51,742	$178,185	$142,743

Operating profit (loss)
Coal Mining	$6,089	$21,985	$34,616	$37,769
NAMining	(210)	1,448	2,318	3,803
Minerals Management	10,616	9,454	35,317	17,862
Unallocated Items	(6,780)	(5,170)	(18,171)	(14,738)
Eliminations	103	(125)	365	(104)
Total	$9,818	$27,592	$54,445	$44,592

Expenditures for property, plant and equipment and acquisition of mineral interests
Coal Mining	$3,141	$5,646	$11,141	$10,378
NAMining	604	13,309	8,985	19,127
Minerals Management	11,397	450	12,346	5,948
Unallocated Items	1,944	2	9,532	81
Total	$17,086	$19,407	$42,004	$35,534

Depreciation, depletion and amortization
Coal Mining	$4,257	$4,306	$12,683	$12,534
NAMining	1,585	1,031	4,545	2,966
Minerals Management	660	423	1,781	1,392
Unallocated Items	67	36	175	106
Total	$6,569	$5,796	$19,184	$16,998

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
Management's Discussion and Analysis of Financial Condition and Results of Operations include NACCO Industries, Inc.® (“NACCO”) and its wholly owned subsidiaries (collectively, the “Company”). NACCO brings natural resources to life by delivering aggregates, minerals, reliable fuels and environmental solutions through its robust portfolio of NACCO Natural Resources businesses. The Company operates under three business segments: Coal Mining, North American Mining ("NAMining") and Minerals Management. The Coal Mining segment operates surface coal mines for power generation companies. The NAMining segment is a trusted mining partner for producers of aggregates, activated carbon, lithium and other industrial minerals. The Minerals Management segment, which includes the Catapult Mineral Partners business, acquires and promotes the development of mineral interests. Mitigation Resources of North America® (“Mitigation Resources”) provides stream and wetland mitigation solutions.

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

Effective January 1, 2022, the Company changed the composition of its reportable segments. As a result, the Company retrospectively changed its computation of segment operating profit to reclassify the results of Caddo Creek Resources Company, LLC (“Caddo Creek”) and Demery Resources Company, LLC ("Demery") from the Coal Mining segment into the NAMining segment as these operations provide mining solutions for producers of industrial minerals, rather than for power generation. The Coal Mining segment now includes only mines that deliver coal to power generation companies. This segment reporting change has no impact on consolidated operating results. All prior period segment information has been reclassified to conform to the new presentation.

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

During the three and nine months ended September 30, 2022, the Coal Mining segment's operating coal mines were: The Coteau Properties Company (“Coteau”), Coyote Creek Mining Company, LLC (“Coyote Creek”), The Falkirk Mining Company (“Falkirk”), Mississippi Lignite Mining Company (“MLMC”) and The Sabine Mining Company (“Sabine”). Each of these mines deliver their coal production to adjacent power plants or synfuels plants under long-term supply contracts. MLMC’s coal supply contract contains a take or pay provision; all other coal supply contracts are requirements contracts under which earnings can fluctuate. Certain coal supply contracts can be terminated early, which would result in a reduction to future earnings.

On May 2, 2022, Great River Energy (“GRE”) completed the sale of Coal Creek Station and the adjacent high-voltage direct current transmission line to Rainbow Energy Center, LLC (“Rainbow Energy”) and its affiliates. As a result of the completion of the sale of Coal Creek Station, the Coal Sales Agreement, the Mortgage and Security Agreement and the Option Agreement between GRE and Falkirk were terminated. The Company recognized a gain of $30.9 million within the accompanying Unaudited Condensed Consolidated Statements of Operations during the second quarter of 2022 as GRE paid NACoal $14.0 million in cash, as well as transferred ownership of an office building with an estimated fair value of $4.1 million, and conveyed membership units in a privately-held company involved in the ethanol industry with an estimated fair value of $12.8 million, as agreed to under the termination and release of claims agreement between Falkirk and GRE. See Note 5 for further discussion on fair value. Prior to receiving the membership units from GRE, the Company held a $5.0 million investment in the same privately-held company carried at cost, less impairment. Subsequent to the receipt of the additional membership units on May 2, 2022, the Company began to account for the investment under the equity method of accounting subject to a one quarter reporting lag.

The new Coal Sales Agreement (“CSA”) between Falkirk and Rainbow Energy became effective upon the closing of the transaction. Falkirk continues to supply all coal requirements of Coal Creek Station and is paid a management fee per ton of coal delivered. To support the transfer to new ownership, Falkirk has agreed to a reduction in the current per ton management fee from the effective date of the new CSA through May 31, 2024. After May 31, 2024, the per ton management fee increases to a higher base in line with 2021 fee levels, and thereafter adjusts annually according to an index which tracks broad measures of U.S. inflation. Rainbow Energy is responsible for funding all mine operating costs, including mine reclamation, and directly or indirectly providing all of the capital required to operate the mine. The initial production period is expected to run ten years from the effective date of the CSA, but the CSA may be extended or terminated early under certain circumstances.

During the three and nine months ended September 30, 2021, the Coal Mining segment's operating coal mines also included Bisti Fuels Company, LLC (“Bisti”). Effective September 30, 2021, the contract mining agreement between Bisti and its customer, Navajo Transitional Energy Company ("NTEC"), was terminated.

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

During the first nine months ended September 30, 2022, the Minerals Management segment had capital expenditures totaling $12.3 million, primarily related to the $11.4 million acquisition of mineral interests in the Texas portion of the Permian Basin and the Wyoming portion of the Powder River Basin during the third quarter of 2022. During the first nine months of 2022, the Minerals Management segment also acquired mineral interests in the New Mexico portion of the Permian Basin. The Minerals Management segment intends to make future acquisitions of mineral and royalty interests that meet the Company’s acquisition criteria as part of its growth strategy.

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

CONSOLIDATED FINANCIAL SUMMARY

The results of operations for NACCO were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2022	2021	2022	2021
Revenues:
Coal Mining	$22,599	$20,946	$70,163	$63,577
NAMining	22,962	20,429	67,180	58,228
Minerals Management	16,172	10,607	40,888	21,715
Unallocated Items	1,092	1,594	1,901	2,647
Eliminations	(1,032)	(1,834)	(1,947)	(3,424)
Total revenue	$61,793	$51,742	$178,185	$142,743
Operating profit (loss):
Coal Mining	$6,089	$21,985	$34,616	$37,769
NAMining	(210)	1,448	2,318	3,803
Minerals Management	10,616	9,454	35,317	17,862
Unallocated Items	(6,780)	(5,170)	(18,171)	(14,738)
Eliminations	103	(125)	365	(104)
Total operating profit	9,818	27,592	54,445	44,592
Interest expense	486	493	1,495	1,208
Interest income	(352)	(101)	(692)	(321)
Closed mine obligations	398	372	1,155	1,119
Loss (gain) on equity securities	316	(445)	1,676	(2,530)
Income from equity method investee	(2,156)	—	(2,156)	—
Other contract termination settlements	—	—	(16,882)	—
Other, net	(354)	(161)	(1,648)	(418)
Other (income) expense, net	(1,662)	158	(17,052)	(942)
Income before income tax provision	11,480	27,434	71,497	45,534
Income tax provision	866	2,597	11,121	5,231
Net income	$10,614	$24,837	$60,376	$40,303

Effective income tax rate	7.5%	9.5%	15.6%	11.5%

The components of the change in revenues and operating profit are discussed below in "Segment Results."

Third Quarter of 2022 Compared with Third Quarter of 2021, and First Nine Months of 2022 Compared with First Nine Months of 2021

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

Subsequent to the receipt of the additional membership units on May 2, 2022, the Company began to account for the investment under the equity method of accounting subject to a one quarter reporting lag. The Company recorded $2.2 million, which represents its share of the privately-held company's second quarter earnings and immaterial basis difference adjustments, during the third quarter of 2022 on the "Income from equity method investee" line within the accompanying Unaudited Condensed Consolidated Statements of Operations.

Loss (gain) on equity securities represents changes in the market price of invested assets reported at fair value. The change in the third quarter of 2022 and the first nine months of 2022 compared with the respective 2021 periods was due to fluctuations in the market prices of the exchange-traded equity securities.

See Note 5 to the Unaudited Condensed Consolidated Financial Statements for further discussion of the Other contract termination settlements, equity method investment and equity securities.

Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. Since 2021, the Company has participated in a voluntary program with the IRS called Compliance Assurance Process (“CAP”). The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. The Company recognized a $1.2 million discrete tax benefit during the third quarter of 2022, primarily due to the IRS concluding its examination of tax years 2013-2016.

The Company evaluates and updates its estimated annual effective income tax rate on a quarterly basis based on current and forecasted operating results and tax laws. Consequently, based upon the mix and timing of actual earnings compared to projections of earnings between entities that benefit from percentage depletion and those that do not, the effective tax rate may vary quarterly. The estimated annual effective income tax rate differs from the U.S. federal statutory rate due, in part, to the benefit from percentage depletion. Changes in the estimated annual effective tax rate result in a cumulative adjustment. The increase in the effective income tax rate for the nine months ended September 30, 2022 compared with the 2021 period reflects the impact of a higher forecast of full-year pre-tax income in 2022 compared with the prior year, including the $30.9 million gain recognized as a result of the settlement under the termination and release of claims agreement with GRE.

The Inflation Reduction Act of 2022 (the “Act”) was signed into U.S. law on August 16, 2022. The Act includes various tax provisions, including an excise tax on stock repurchases and a corporate alternative minimum tax that generally applies to U.S. corporations with average adjusted financial statement income over a three-year period in excess of $1 billion. The Company does not expect the Act to materially impact its financial statements. The enactment of additional tax reform legislation could adversely impact the Company’s financial position and results of operations. Legislation or other changes in U.S. tax law, including the elimination of certain U.S. federal income tax benefits currently available to coal mining and oil and gas exploration and development companies, could increase the Company’s tax liability and adversely affect its after-tax profitability.

LIQUIDITY AND CAPITAL RESOURCES OF NACCO

Cash Flows

The following tables detail NACCO's changes in cash flow for the nine months ended September 30:

	2022	2021	Change
Operating activities:
Net cash provided by operating activities	$54,929	$67,794	$(12,865)

Investing activities:
Expenditures for property, plant and equipment and acquisition of mineral interests	(42,004)	(35,534)	(6,470)
Other	2,766	495	2,271
Net cash used for investing activities	(39,238)	(35,039)	(4,199)
Cash flow before financing activities	$15,691	$32,755	$(17,064)

The $12.9 million change in net cash provided by operating activities was primarily due to a net unfavorable change in working capital, mainly attributable to an increase in Federal income tax receivable in the first nine months of 2022 compared with a decrease in the first nine months of 2021. The $20.1 million increase in net income was offset by non-cash adjustments recognized during the first nine months of 2022, including $16.9 million related to the termination and release of claims agreement between Falkirk and GRE.

	2022	2021	Change
Financing activities:
Net reductions to long-term debt and revolving credit agreement	$(4,454)	$(29,498)	$25,044
Cash dividends paid	(4,488)	(4,200)	(288)
Net cash used for financing activities	$(8,942)	$(33,698)	$24,756

The change in net cash used for financing activities was primarily due to fewer repayments as a result of a reduction in borrowings under the Company’s revolving line of credit during the first nine months of 2022 compared with the first nine months of 2021.

Financing Activities

Financing arrangements are obtained and maintained at the NACoal level. NACoal has a secured revolving line of credit of up to $150.0 million (the “NACoal Facility”) that expires in November 2025. There were no borrowings outstanding under the NACoal Facility at September 30, 2022. At September 30, 2022, the excess availability under the NACoal Facility was $119.3 million, which reflects a reduction for outstanding letters of credit of $30.7 million.

NACCO has not guaranteed any borrowings of NACoal. The borrowing agreements at NACoal allow for the payment to NACCO of dividends and advances under certain circumstances. Dividends (to the extent permitted by NACoal's borrowing agreement) and management fees are the primary sources of cash for NACCO and enable the Company to pay dividends to stockholders.

The NACoal Facility has performance-based pricing, which sets interest rates based upon NACoal achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective September 30, 2022, for base rate and LIBOR loans were 1.25% and 2.25%, respectively. The NACoal Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.35% on the unused commitment at September 30, 2022. During the nine months ended September 30, 2022, the average borrowing under the NACoal Facility was $2.6 million and the weighted-average annual interest rate was 3.8%.

The NACoal Facility contains restrictive covenants, which require, among other things, NACoal to maintain a maximum net debt to EBITDA ratio of 2.75 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The NACoal Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to

EBITDA ratio of 1.50 to 1.00, or if greater than 1.50 to 1.00, a Fixed Charge Coverage Ratio of 1.10 to 1.00, in conjunction with maintaining unused availability thresholds of borrowing capacity, as defined in the NACoal Facility, of $15.0 million. At September 30, 2022, NACoal was in compliance with all financial covenants in the NACoal Facility.

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

Expenditures for property, plant and equipment and mineral interests

Expenditures for property, plant and equipment and mineral interests were $42.0 million during the first nine months of 2022. Planned expenditures for the remainder of 2022 are expected to be approximately $14 million in the Coal Mining segment, $3 million in the NAMining segment and $2 million at Mitigation Resources. Planned expenditures for 2023 are expected to be approximately $10 million in the Coal Mining segment, $29 million in the NAMining segment and $10 million in the Minerals Management segment.

In the Coal Mining segment, elevated levels of expected capital expenditures through 2022 are primarily related to spending at MLMC as it develops a new mine area. In the NAMining segment, expected capital expenditures through 2023 are primarily for the acquisition, relocation and refurbishment of draglines as well as the acquisition of other mining equipment to support the expansion of contract mining services beyond NAMining's historical dragline-oriented model, including the acquisition of equipment to support the Thacker Pass lithium project.

Expenditures are expected to be funded from internally generated funds and/or bank borrowings.

Capital Structure

NACCO's consolidated capital structure is presented below:

	SEPTEMBER 30 2022	DECEMBER 31 2021	Change
Cash and cash equivalents	$92,754	$86,005	$6,749
Other net tangible assets	333,506	276,733	56,773
Intangible assets, net	29,001	31,774	(2,773)
Net assets	455,261	394,512	60,749
Total debt	(18,277)	(20,710)	2,433
Bellaire closed mine obligations	(21,563)	(21,686)	123
Total equity	$415,421	$352,116	$63,305
Debt to total capitalization	4%	6%	(2)%

The increase in other net tangible assets at September 30, 2022 compared with December 31, 2021 was primarily due to an increase in Property, plant and equipment, the receipt of the membership units in a privately-held company and office building that were transferred from GRE with a fair value of $12.8 million and $4.1 million, respectively, and an increase in Federal income tax receivable.

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

SEGMENT RESULTS

COAL MINING SEGMENT

FINANCIAL REVIEW

Tons of coal delivered by the Coal Mining segment were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2022	2021	2022	2021
Unconsolidated operations	7,210	8,206	19,061	21,733
Consolidated operations	750	768	2,397	2,378
Total tons delivered	7,960	8,974	21,458	24,111

The results of operations for the Coal Mining segment were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2022	2021	2022	2021
Revenues	$22,599	$20,946	$70,163	$63,577
Cost of sales	20,933	17,817	64,421	55,950
Gross profit	1,666	3,129	5,742	7,627
Earnings of unconsolidated operations(a)	13,300	16,380	40,086	42,718
Contract termination settlement	—	10,333	14,000	10,333
Selling, general and administrative expenses	8,008	6,960	22,439	20,152
Amortization of intangible assets	867	902	2,772	2,795
Loss (gain) on sale of assets	2	(5)	1	(38)
Operating profit	$6,089	$21,985	$34,616	$37,769

(a) See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.

Third Quarter of 2022 Compared with Third Quarter of 2021

Revenues increased 7.9% in the third quarter of 2022 compared with the third quarter of 2021 primarily due to a higher per ton sales price at MLMC.

The following table identifies the components of change in operating profit for the third quarter of 2022 compared with the third quarter of 2021:

Operating Profit
2021	$21,985
Increase (decrease) from:
Contract termination settlement received in 2021	(10,333)
Earnings of unconsolidated operations	(3,080)
Gross profit	(1,463)
Selling, general and administrative expenses	(1,048)
Gain on sale of assets	(7)
Amortization of intangibles	35
2022	$6,089

Operating profit decreased $15.9 million in the third quarter of 2022 compared with the third quarter of 2021 due to the $10.3 million payment related to the Bisti contract termination recognized during the third quarter of 2021, a decrease in the earnings of unconsolidated operations, a decrease in gross profit and an increase in selling, general and administrative expenses.

The decrease in earnings of unconsolidated operations was primarily due to a reduction in the per ton management fee at Falkirk as well as the Bisti contract termination as of September 30, 2021. These decreases were partially offset by an increase in customer requirements at Coteau.

The decrease in gross profit was primarily due to an increase in the cost per ton delivered at MLMC, due in part to an increase in the costs of diesel fuel as well as repairs and maintenance expense.

The increase in selling, general and administrative expenses was primarily due to higher employee-related costs.

First Nine Months of 2022 Compared with First Nine Months of 2021

Revenues increased 10.4% in the first nine months of 2022 compared with the first nine months of 2021 primarily due to a higher per ton sales price at MLMC.

The following table identifies the components of change in operating profit for the first nine months of 2022 compared with the first nine months of 2021:

Operating Profit
2021	$37,769
Increase (decrease) from:
Earnings of unconsolidated operations	(2,632)
Selling, general and administrative expenses	(2,287)
Gross profit	(1,885)
Gain on sale of assets	(39)
Contract termination settlements in 2022 and 2021, net	3,667
Amortization of intangibles	23
2022	$34,616

Operating profit decreased $3.2 million in the first nine months of 2022 compared with the first nine months of 2021 primarily due to a decrease in the earnings of unconsolidated operations, an increase in selling, general and administrative expenses and a decrease in gross profit.

The decrease in earnings of unconsolidated operations was primarily due to a reduction in earnings as a result of the Bisti contract termination as of September 30, 2021 as well as a reduction in the per ton management fee at Falkirk. These decreases were partially offset by a contractual price escalation and an increase in customer requirements at Coteau.

The increase in selling, general and administrative expenses was primarily due to higher employee-related costs and professional service expenses.

The decrease in gross profit was primarily due to an increase in the cost per ton delivered at MLMC, due in part to an increase in the cost of diesel fuel.

The decreases in operating profit were partially offset by an increase in contract termination settlements. The $14.0 million contract termination settlement from GRE recognized during the second quarter of 2022 was partially offset by the $10.3 million payment related to the Bisti contract termination recognized during the third quarter of 2021.

NORTH AMERICAN MINING ("NAMining") SEGMENT

FINANCIAL REVIEW
Tons delivered by the NAMining segment were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2022	2021	2022	2021
Total tons delivered	13,421	14,215	40,756	40,460

The results of operations for the NAMining segment were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2022	2021	2022	2021
Total revenues	$22,962	$20,429	$67,180	$58,228
Reimbursable costs	15,259	12,278	41,337	37,835
Revenues excluding reimbursable costs	$7,703	$8,151	$25,843	$20,393

Total revenues	$22,962	$20,429	$67,180	$58,228
Cost of sales	21,853	18,886	62,086	53,678
Gross profit	1,109	1,543	5,094	4,550
Earnings of unconsolidated operations(a)	1,288	1,272	3,716	3,818
Selling, general and administrative expenses	2,607	1,372	6,417	4,510
Loss (gain) on sale of assets	—	(5)	75	55
Operating profit (loss)	$(210)	$1,448	$2,318	$3,803

(a) See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.

Third Quarter of 2022 Compared with Third Quarter of 2021

Total revenues increased 12.4% in the third quarter of 2022 compared with the third quarter of 2021 primarily due to an increase in reimbursable costs, which have an offsetting amount in cost of sales and have no impact on operating profit, as well as a higher average per ton sales price at the consolidated operations. These improvements were partially offset by a reduction in revenue at Caddo Creek as the scope of final reclamation activities declined.

The following table identifies the components of change in operating profit (loss) for the third quarter of 2022 compared with the third quarter of 2021:

Operating Profit (Loss)
2021	$1,448
Increase (decrease) from:
Selling, general and administrative expenses	(1,000)
Voluntary retirement program charge	(769)
Gain on sale of assets	(5)
Gross profit	100
Earnings of unconsolidated operations	16
2022	$(210)

Operating profit decreased $1.7 million in the third quarter of 2022 compared with the third quarter of 2021 primarily due to an increase in selling, general and administrative expenses and a voluntary retirement charge.

During the third quarter of 2022, the Company implemented a voluntary retirement program for employees who met certain age and service requirements to reduce overall headcount. As a result of this program, the third quarter 2022 operating loss includes a charge of $0.8 million related to one-time termination benefits. The increase in selling, general and administrative expenses was mainly due to higher employee-related costs.

The increase in gross profit was due to higher earnings at consolidated quarries, partially offset by a reduction in earnings at Caddo Creek as the scope of final mine reclamation activities declined.

First Nine Months of 2022 Compared with First Nine Months of 2021

Total revenues increased 15.4% in the first nine months of 2022 compared with the first nine months of 2021 primarily due to an increase in reimbursable costs, which have an offsetting amount in cost of sales and have no impact on operating profit, as well as an increase in customer requirements and tons delivered at the consolidated operations.

The following table identifies the components of change in operating profit for the first nine months of 2022 compared with the first nine months of 2021:

Operating Profit
2021	$3,803
Increase (decrease) from:
Selling, general and administrative expenses	(1,672)
Voluntary retirement program charge	(769)
Earnings of unconsolidated operations	(102)
Loss on sale of assets	(20)
Gross profit	1,078
2022	$2,318

Operating profit decreased $1.5 million in the first nine months of 2022 compared with the first nine months of 2021 primarily due to an increase in selling, general and administrative expenses and a voluntary retirement charge, partially offset by an increase in gross profit.

During the third quarter of 2022, the Company implemented a voluntary retirement program for employees who met certain age and service requirements to reduce overall headcount. As a result of this program, the third quarter 2022 operating loss includes a charge of $0.8 million related to one-time termination benefits. The increase in selling, general and administrative expenses was primarily due to higher employee-related costs.

The increase in gross profit was primarily attributable to the earnings associated with the reclamation contract and water sales at Caddo Creek, partially offset by a decrease in gross profit from the active operations mainly due to an increase in employee-related costs.

MINERALS MANAGEMENT SEGMENT
FINANCIAL REVIEW

The results of operations for the Minerals Management segment were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2022	2021	2022	2021
Revenues	$16,172	$10,607	$40,888	$21,715
Cost of sales	1,006	755	2,487	2,398
Gross profit	15,166	9,852	38,401	19,317
Selling, general and administrative expenses	611	398	1,672	1,455
Gain on sale of assets	—	—	(2,527)	—
Asset impairment charges	3,939	—	3,939	—
Operating profit	$10,616	$9,454	$35,317	$17,862

During the three and nine months ended September 30, 2022, the oil and natural gas industry experienced continued improvement in commodity prices compared with the respective 2021 periods, primarily due to:

•Higher demand as the impact from COVID-19 abates;
•Changes in domestic supply and demand dynamics as well as increased discipline around production and capital investments by oil and gas companies; and
•Instability and constraints on global supply, particularly with respect to instability in Russia and Ukraine.

Oil and natural gas prices have been historically volatile and may continue to be volatile in the future. The table below demonstrates such volatility with the average price as reported by the United States Energy Information Administration for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2022	2021	2022	2021
West Texas Intermediate Average Crude Oil Price	$93.18	$70.62	$98.79	$64.83
Henry Hub Average Natural Gas Price	$7.99	$4.36	$6.71	$3.62

Revenues and operating profit increased significantly in the three and nine months ended September 30, 2022 compared with the respective 2021 periods. The increase is primarily due to substantially higher natural gas and oil prices, increased production due in part to income generated from newly developed wells on Company leases during 2022 as well as $2.1 million of settlement income recognized during the first quarter of 2022. The settlement relates to the Company’s ownership interest in certain mineral rights. In addition, operating profit increased due to a $2.4 million gain on the sale of land related to legacy operations during the second quarter of 2022.

The Company regularly performs reviews of potential future development projects and identified certain legacy coal assets where future development is unlikely. The long-lived assets, which included land, prepaid royalties and capitalized leasehold costs, were written off in the third quarter of 2022 and resulted in non-cash asset impairment charges of $3.9 million.

UNALLOCATED ITEMS AND ELIMINATIONS

FINANCIAL REVIEW

Unallocated Items and Eliminations were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2022	2021	2022	2021
Operating loss	$(6,677)	$(5,295)	$(17,806)	$(14,842)

The operating loss increased $1.4 million and $3.0 million in the three and nine months ended September 30, 2022, respectively, compared with the respective 2021 periods primarily due to higher employee-related costs.

NACCO Industries, Inc. Outlook

Coal Mining Outlook - 2022
In fourth-quarter 2022, the Company expects coal deliveries to increase moderately from 2021, while the Coal Mining segment operating profit is expected to be comparable to the prior year. Lower earnings anticipated at the Falkirk Mine as a result of the reduction in the per ton management fee through May 2024, to support the transition of the Coal Creek Station Power Plant to Rainbow Energy, are expected to be offset by higher earnings at Coteau due to an increase in tons delivered and contractual price escalation. Segment Adjusted EBITDA is expected to increase modestly primarily due to improved EBITDA at MLMC where increased depreciation expense associated with capital expenditures in recent years has negatively affected operating profit.

Coal Mining operating profit and Segment Adjusted EBITDA for the 2022 full year is expected to decrease compared with 2021, both including and excluding the contract termination payments received in 2022 and 2021. The expected reductions are primarily the result of reduced earnings at both the consolidated and unconsolidated coal mining operations as well as higher operating expenses recognized in the first nine months of 2022.

Capital expenditures are expected to be approximately $14 million in the fourth quarter of 2022 and approximately $25 million for the 2022 full year.

The Company's contract structure at each of its coal mining operations eliminates exposure to spot coal market price fluctuations. However, fluctuations in natural gas prices and the availability of renewable power generation, particularly wind, can contribute to changes in power plant dispatch and customer demand for coal. Sustained higher natural gas prices could result in increased demand for coal. Changes to expectations for customer power plant dispatch could affect the Company’s outlook for the remainder of 2022 and 2023, as well as over the longer term. The owner of the power plant served by the Company's Sabine Mine in Texas intends to retire the power plant in 2023. Sabine expects deliveries to cease in the first quarter of 2023 at which time Sabine expects to begin final reclamation. Funding for mine reclamation is the responsibility of the customer.

Coal Mining Outlook - 2023
In 2023, the Company expects coal deliveries to decrease moderately from 2022 levels as a result of the cessation of Sabine deliveries in the 2023 first quarter and current expectations of customer requirements.

Coal Mining operating profit and Segment Adjusted EBITDA for the 2023 full year are expected to decrease significantly compared with 2022, including and excluding the $14.0 million GRE termination payment received in 2022. The decline is primarily the result of an expected significant reduction in earnings at the consolidated operations and an anticipated modest decrease in earnings of unconsolidated operations.

Results at the consolidated mining operations are projected to decrease significantly predominantly due to an expected substantial decline in earnings at MLMC driven by an increase in the cost per ton of coal delivered in 2023 versus 2022. Anticipated cost inflation on repairs, diesel fuel and supplies, as well as higher depreciation expense related to recent capital expenditures to develop a new mine area are expected to contribute to the higher cost per ton. MLMC sells lignite at contractually agreed upon prices which are subject to changes in the level of established indices generally reflecting inflation over time. The increase in production costs will not be offset by an immediate increase in the revenue generated from contractual price escalation as there is a lag in the timing of the effect of inflation on the index-based coal sales price.

The anticipated lower earnings at the unconsolidated coal mining operations is expected to be driven primarily by the reduction in the per ton management fee at Falkirk for all 12 months in 2023 compared with 7 months in 2022, as well as the cessation of Sabine deliveries starting late in the first quarter of 2023. These decreases are expected to be partly offset by higher earnings at Coteau.

Capital expenditures are expected to be approximately $10 million in 2023.

NAMining Outlook
NAMining expects tons delivered, operating profit and Segment Adjusted EBITDA to increase in the 2022 fourth quarter primarily because of anticipated increased earnings under existing contracts, including Sawtooth Mining. Excluding the effect of the charge for the voluntary retirement program, full-year operating profit is expected to increase over 2021.

Segment Adjusted EBITDA for the 2022 full year is expected to increase significantly compared with the prior year, including and excluding the third quarter voluntary retirement charge. This improvement is a result of the improvement in operating profit from higher reclamation income at Caddo Creek in the first nine months of 2022 and increased results at the active mining operations and Sawtooth Mining partially offset by an increase in operating expenses.

In 2023, NAMining expects full-year operating profit and Segment Adjusted EBITDA to increase significantly over 2022 due to increased results from active mining operations and an anticipated reduction in operating expenses, in part due to an anticipated reduction in employee-related costs from the voluntary retirement program.

NAMining continues to have a substantial pipeline of potential new projects and is pursuing a number of growth initiatives that, if successful, would be accretive to future earnings.

In 2019, Sawtooth Mining, LLC, entered into a mining services agreement to serve as the exclusive contract miner for the Thacker Pass lithium project in northern Nevada, owned by Lithium Nevada Corp., a subsidiary of Lithium Americas Corp. (TSX: LAC) (NYSE: LAC). Lithium Americas owns the lithium reserves at Thacker Pass and will be responsible for the processing and sale of the lithium produced. In October 2022, Lithium Americas provided an update on the Thacker Pass project, which noted that all key state-level permits had been issued for Thacker Pass, feasibility study results are expected in the first quarter of 2023 and construction is expected to begin in 2023. At maturity, this management fee contract is expected to deliver fee income similar to a mid-sized management fee coal mine.

NAMining expects full-year 2022 capital expenditures to be approximately $12 million, with approximately $3 million expended in the fourth quarter primarily for the acquisition, relocation and refurbishment of draglines, as well as the acquisition of other mining equipment to support the continued expansion of contract-mining services. In 2023, capital expenditures are expected to be approximately $29 million primarily for the acquisition of equipment to support the Thacker Pass lithium project. The cost of mining equipment related to Thacker Pass will be reimbursed by the customer over a five-year period from the equipment acquisition date.

Minerals Management Outlook
The Minerals Management segment derives income from royalty-based leases under which lessees make payments to the Company based on their sale of natural gas, oil, natural gas liquids and coal, extracted primarily by third parties. Changing prices of natural gas and oil have a significant impact on Minerals Management’s operating profit.

In the 2022 fourth quarter and full year, operating profit and Segment Adjusted EBITDA are expected to continue to increase significantly over the respective prior year periods primarily driven by current expectations for natural gas and oil prices and increases in production volumes.

In 2023, operating profit and Segment Adjusted EBITDA are expected to decrease significantly compared with 2022 primarily driven by current market expectations for natural gas and oil prices, an anticipated reduction in volumes as existing wells follow their natural production decline and limited forecasted development of additional new wells by third-party lessees.

Based on market expectations, the Company's forecast assumes oil and gas market prices moderate in 2023 to levels in line with 2021 averages; however, commodity prices are inherently volatile. The actions of OPEC, the Russia-Ukraine conflict, inventory levels of natural gas and oil and the uncertainty associated with demand, as well as other factors, have the potential to impact future oil and gas prices. An increase in natural gas and oil prices above current expectations could result in improvements to the 2023 forecast.

As an owner of royalty and mineral interests, the Company’s access to information concerning activity and operations with respect to its interests is limited. The Company's expectations are based on the best information currently available and could vary positively or negatively as a result of adjustments made by operators, additional leasing and development and/or changes to commodity prices. The production decline is particularly pronounced in new wells, such as those that began production in the fourth quarter of 2021 and early in 2022 on Company leases. Development of new wells on existing interests could be accretive to future results.

In the third quarter of 2022, Minerals Management completed an $11.4 million acquisition of mineral interests in the Texas portion of the Permian Basin and the Wyoming portion of the Powder River Basin. Minerals Management is targeting additional investments in mineral and royalty interests of up to $10 million in 2023. Potential future acquisitions could be accretive to 2023 results

Consolidated Outlook
NACCO expects a significant increase in consolidated operating profit, net income and Consolidated Adjusted EBITDA in the fourth quarter of 2022 due to anticipated higher results at the Minerals Management and NAMining segments, as well as income from an equity interest in a North Dakota-based ethanol business.

For the 2022 full year, excluding the settlements associated with the GRE/Rainbow Energy transaction recognized in 2022 and the Bisti termination fee recognized in 2021, NACCO expects consolidated operating profit, net income and Consolidated Adjusted EBITDA to improve significantly over 2021. Substantially higher earnings in the Minerals Management segment, as well as income from an equity interest in a North Dakota-based ethanol business, are expected to be partially offset by significantly lower operating profit from the Coal Mining segment and an increase in unallocated employee-related expenses. In addition, income recognized in 2021 on exchange-traded equity securities held by the Company is not expected to reoccur due to a deterioration in public equity markets during 2022. The effective income tax rate, including the settlements associated with the GRE/Rainbow Energy transaction, is expected to be between 15% and 17%.

In 2023, NACCO expects consolidated net income to decrease significantly from 2022 largely due to $30.9 million of pre-tax contract termination income recognized during 2022. Excluding the effect of the contract termination settlements, net income is expected to decrease substantially due to significantly reduced royalty income at the Minerals Management segment and lower earnings in the Coal Mining segment, as well as an anticipated reduction in income from an equity interest in a North Dakota-based ethanol business. These reductions are expected to be partially offset by lower income tax expense and improved results in the NAMining segment. The Company expects an effective income tax rate between 2% and 5% in 2023. Securing contracts for new mining projects and acquisitions of additional mineral interests could be accretive to the current forecast.

Consolidated capital expenditures are expected to total approximately $61 million in 2022, including approximately $12 million for expenditures at Mitigation Resources of North America®. The Company expects cash flow before financing activities in 2022 to be significantly lower than in 2021 primarily due to increased capital expenditures. In 2023, the Company expects capital expenditures of approximately $39 million, excluding Minerals Management. Minerals Management is targeting investments of up $10 million. Future investments at Mineral Management are expected to continue to align with the Company’s strategy of selectively acquiring mineral and royalty interests with a balance of near-term cash-flow yields and long-term growth potential. As a result of the forecasted capital expenditures and anticipated substantial decrease in net income, cash flow before financing activities in 2023 is expected to return to a significant use of cash.

As of September 30, 2022, the Company held an investment in Midwest AgEnergy, a North Dakota-based ethanol business. This investment is accounted for under the equity method. On October 26, 2022, Midwest AgEnergy announced that it has finalized an agreement under which the equity holders of Midwest AgEnergy, including NACCO, would sell their equity interests for cash. The transaction is expected to close before the end of 2022, however there can be no assurance that the transaction will be finalized in the anticipated timeframe or at all. The amount and timing of NACCO’s cash proceeds will be dependent on the terms of the transaction. The transaction is not expected to have a material impact on 2022 results of operations based on current estimates.

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

The Minerals Management segment continues to grow and diversify by pursuing acquisitions of mineral and royalty interests in the United States. The Minerals Management segment will benefit from the continued development of its mineral properties without additional capital investment, as all further development costs are borne entirely by third-party producers who lease the minerals. This business model can deliver higher average operating margins over the life of a reserve than traditional oil and gas companies that bear the cost of exploration, production and/or development. Catapult Mineral Partners, the Company’s business unit focused on managing and expanding the Company’s portfolio of oil and gas mineral and royalty interests, has developed a strong network to source and secure new acquisitions. The goal is to construct a high-quality diversified portfolio of oil and gas mineral and royalty interests in the United States that deliver near-term cash flow yields and long-term projected growth. The Company believes this business will provide unlevered after-tax returns on invested capital in the low-to-mid-teens as the portfolio of reserves and mineral interests grows and this business model matures.

Mitigation Resources continues to expand its business, which creates and sells stream and wetland mitigation credits and provides services to those engaged in permittee-responsible mitigation. This business offers an opportunity for growth and diversification in an industry where the Company has substantial knowledge and expertise and a strong reputation. During the first nine months of 2022, Mitigation Resources purchased property to establish a new mitigation bank north of Dallas/Fort Worth and established a joint venture to provide mitigation services for the Lake Ralph Hall project in Northern Texas. With these new 2022 projects, Mitigation Resources is involved in over 10 mitigation banks and permittee-responsible mitigation projects in Tennessee, Alabama, Mississippi and Texas and is making strong progress toward its goal to be a top ten provider of stream and wetland mitigation services in the Southeast United States. The Company believes that Mitigation Resources can provide solid rates of return as this business matures.

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
Changes in internal control over financial reporting: During the third quarter of 2022, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
    None.

Item 1A    Risk Factors
During the quarter ended September 30, 2022, there have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, except as follows:

The value of our investment in a private company involved in the ethanol industry could decline, could be illiquid and could be volatile in terms of value and returns, which could adversely affect our financial condition and results of operations.

As of September 30, 2022, we held a $20.0 million investment in Midwest AgEnergy, a North Dakota-based ethanol business. Financial returns on ethanol investments are highly dependent on commodity prices, which are subject to significant volatility, uncertainty and regional supply shortages. The valuation for this investment is based, in part, on an assumption that the private company will implement carbon capture and storage to capture carbon dioxide generated in the ethanol production process. This process increases the value of the ethanol produced by the private company. Should this capture process be delayed or not implemented, the value of this investment may be impaired.

On October 26, 2022, Midwest AgEnergy announced that it has finalized an agreement, under which the equity holders of Midwest AgEnergy, including NACCO, would sell their equity interests. The transaction is expected to close before the end of 2022, however there can be no assurance that the transaction will be finalized in the anticipated timeframe or at all. The amount and timing of NACCO’s cash proceeds will be dependent on the terms of the transaction. The transaction is not expected to have a material impact on 2022 results of operations based on current estimates.

If for any reason the proposed merger is not completed, this investment will continue to be accounted for under the equity method under which we report our proportionate share of the net earnings or losses of this private company as a component of Income before income tax provision. If the earnings or losses of and distributions from this investment is material in any year, those earnings or losses may have a material effect on our net income, cash flows, financial condition and liquidity. We do not control the day-to-day operations of this investment; however, how the company is managed could impact our results of operations and cash flows. Additionally, this business is subject to laws, regulations, market conditions and other risks inherent in its operations.

If the announced transaction is not finalized, this investment is non-marketable and we may not be able to achieve a return on our investment in a timely manner, if at all. Midwest Ag Energy’s operating agreement restricts the Company's ability to transfer the membership units, resulting in a liquidity discount. Since there is no active market for the exchange of these securities, our ability to liquidate this investment will likely be dependent on a liquidity event. Valuations of privately-held companies are inherently complex and uncertain due to the lack of readily available market data for such securities. If we determine that this investment has experienced a decline in value, we will be required to recognize an impairment charge in net income. Any of these factors could adversely impact our results of operations, our cash flows and the value of our investment.

MLMC is subject to risks associated with its capital investment, operating and equipment costs, growing use of alternative generation that competes with coal fired generation, changes in customer demand and inflationary adjustments.

The profitability of MLMC is subject to the risk of loss of investment in this operation, increases in the cost of mining, changes in customer demand, growing competition from alternative power generation that competes with coal-fired generation and the emergence of adverse mining conditions. At MLMC, the costs of mining operations are not reimbursed by MLMC's customer. As such, increased costs at MLMC or decreased revenues could materially reduce the Company's profitability. Any reduction in customer demand at MLMC, including reductions related to reduced mechanical availability of the customer’s power plant, would adversely affect the Company's operating results and could result in significant impairments. MLMC has approximately $135 million of long-lived assets, including property, plant and equipment and a coal supply agreement intangible asset, which are subject to periodic impairment analysis and review. Identifying and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including assumptions about future power plant dispatch levels, changes in operating costs and other factors that impact anticipated revenue and customer demand, requires significant judgment. Actual future operating results could differ significantly from these estimates, which may result in an impairment charge in a future period, which could have a substantial impact on the Company’s results of operations.

MLMC sells lignite at contractually agreed upon prices which are subject to changes in the level of established indices over time. As diesel fuel is heavily weighted among the indices used to determine the coal sales price, fluctuations in diesel fuel prices can result in significant fluctuations in earnings at MLMC.

MLMC delivers coal to the Red Hills Power Plant in Ackerman, Mississippi. The Red Hills Power Plant supplies electricity to TVA under a long-term power purchase agreement. MLMC’s contract with its customer runs through 2032. TVA’s power portfolio includes coal, nuclear, hydroelectric, natural gas and renewables. In 2019, TVA published its updated Integrated Resource Plan, which indicates plans to increase its reliance on solar power. A decrease in the number of days TVA dispatches the Red Hills Power Plant would reduce MLMC's customer's demand for coal. The decision of which power plants to dispatch is determined by TVA.

Choctaw Generation Limited Partnership ("CGLP") leases the Red Hills Power Plant from a Southern Company subsidiary pursuant to a leveraged lease arrangement. CGLP's ability to make required payments to the Southern Company subsidiary is dependent on the operational performance of the Red Hills Power Plant. During 2020, Southern Company revised the estimated cash flows to be received under the leveraged lease which resulted in a full impairment of the lease investment. If any future lease payment is not paid in full, the Southern Company subsidiary may be unable to make its corresponding payment to the holders of the underlying non-recourse debt related to the Red Hills Power Plant. Failure to make the required payment to the debtholders could represent an event of default that would give the debtholders the right to foreclose on, and take ownership of, the Red Hills Power Plant from the Southern Company subsidiary. A foreclosure of the Red Hills Power Plant could have a material adverse effect on MLMC's financial condition, results of operations and cash flows. Southern Company publicly disclosed that all required lease payments have been paid in full through December 31, 2021. On October 27, 2022, Southern Company disclosed in its Form 10-Q, that it provided notice to the lessee, CGLP, to terminate the related operating and maintenance agreement effective June 30, 2023. The parties to the lease agreement are currently negotiating a potential restructuring, which could result in rescission of the termination notice. The ultimate outcome of this matter cannot be determined at this time but could have a material impact on the Company's financial statements if the operating and maintenance agreement is terminated.

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

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities (1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
Month #1 (July 1 to 31, 2022)	—	$—	—	$22,659,516
Month #2 (August 1 to 31, 2022)	—	$—	—	$22,659,516
Month #3 (September 1 to 30, 2022)	—	$—	—	$22,659,516
Total	—	$—	—	$22,659,516

(1)    During 2021, the Company established a stock repurchase program allowing for the purchase of up to $20.0 million of the Company's Class A Common Stock outstanding through December 31, 2023. See Note 4 to the Unaudited Condensed Consolidated Financial Statements for further discussion of the Company's stock repurchase program.

Item 3    Defaults Upon Senior Securities
    None.

Item 4    Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 filed with this Quarterly Report on Form 10-Q for the period ended September 30, 2022.

Item 5    Other Information
    None.

Item 6    Exhibits

Exhibit
Number*	Description of Exhibits

10.1	Second Amendment to Coal Sales Agreement, by and between the Falkirk Mining Company and Rainbow Energy Center, LLC, dated August 5, 2022.**
31(i)(1)	Certification of J.C. Butler, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
31(i)(2)	Certification of Elizabeth I. Loveman pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by J.C. Butler, Jr. and Elizabeth I. Loveman
95	Mine Safety Disclosure Exhibit
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Numbered in accordance with Item 601 of Regulation S-K.
**     Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NACCO Industries, Inc. (Registrant)
Date:	November 2, 2022	/s/ Elizabeth I. Loveman
Elizabeth I. Loveman
Vice President and Controller (principal financial and accounting officer)