Form 10-K/A
period 2021-12-31
NACCO INDUSTRIES INC
filed 2023-01-19
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K/A
Amendment No. 1

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-9172
NACCO INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware			34-1505819
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

5875 Landerbrook Drive,		Suite 220
Cleveland,	Ohio		44124-4069
(Address of principal executive offices)			(Zip Code)
Registrant's telephone number, including area code: (440) 229-5151

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $1 par value per share	NC	New York Stock Exchange
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
     Yes ☐    No ☑
Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of June 30, 2021 (the last business day of the registrant's most recently completed second fiscal quarter): $109,032,630
Number of shares of Class A Common Stock outstanding at December 31, 2022: 5,782,954
Number of shares of Class B Common Stock outstanding at December 31, 2022: 1,566,129
Auditor Firm ID: 42 Auditor Name: Ernst & Young LLP Auditor Location: Cleveland, Ohio

EXPLANATORY NOTE

NACCO Industries, Inc.® (“NACCO” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2021, which we filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2022 (the “Original Filing”). The Original Filing is amended by this Amendment to provide amended disclosures pursuant to correspondence with the staff (the “Staff”) of the Securities and Exchange Commission ("SEC") in connection with the Staff’s review of new property disclosure requirements for publicly traded mining companies recently implemented by the SEC and reflected in our Original Filing for the first time. The following items were impacted by these amended disclosures:

•Part 1. Item 2. Properties is amended and restated in its entirety in response to comments received from the SEC staff with respect to the Original Filing;
•Part II. Item 9A. Controls and Procedures is revised to reflect management’s conclusion that the Company's disclosure controls and procedures were not effective at December 31, 2021 due to the change in determination of mineral resources and mineral reserves and the omission of certain required disclosures under subpart 1300 of Regulation S-K;
•Exhibits 96.1, 96.2 and 96.3 have been deleted. The Company determined that The Coteau Properties Company (“Coteau”), The Falkirk Mining Company (“Falkirk”) and Coyote Creek Mining Company (“Coyote Creek”) will each be classified as “Exploration Stage Properties” pursuant to Items 1300 through 1305 of Regulation S-K and therefore the Company will not estimate mineral resources and reserves for Coteau, Falkirk and Coyote Creek in accordance with Items 1300 through 1305 of Regulation S-K. Coteau, Falkirk and Coyote Creek will continue to be classified as exploration stage properties until such time as proven or probable mineral reserves have been established even though they continue to deliver lignite to their respective customers; and
•Exhibit 96.4. The Company has filed an amended version of the Mississippi Lignite Mining Company Technical Report Summary (which is filed herewith as Exhibit 96.4) which supersedes the previously filed report. The following items are reflected in this Amendment:
◦An increase in the Mineral Reserve tonnage estimate and a decrease in the Mineral Resource tonnage estimate exclusive of Mineral Reserves to reflect the Mineral Reserve increase;
◦Add the LOM production schedule, historical and forecasted coal prices and historical production detail;
◦Provide additional detail of the terms of the lignite sales agreement;
◦Provide additional detail in the economic analysis; and
◦Provide additional detail around property location.

Other than the items referenced above, this Amendment does not attempt to modify or update the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are or will be addressed in subsequent reports filed by the Company with the SEC. Accordingly, this Amendment should be read in conjunction with the Original Filing. Capitalized terms not defined in this Amendment have the meaning givens to them in the Original Filing.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), this Amendment also includes as exhibits the certifications of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) because no financial statements are filed with this Amendment.

NACCO INDUSTRIES, INC.

PART I
Item 2. PROPERTIES

Coal Mining Segment - Operations

NACCO-owned Properties

1.0 INTRODUCTION

Information concerning the Company’s mining properties in this Form 10-K have been prepared in accordance with the requirements of subpart 1300 of Regulation S-K, which first became applicable to the Company for the year ended December 31, 2021. These requirements differ significantly from the previously applicable disclosure requirements of SEC Industry Guide 7. Among other differences, subpart 1300 of Regulation S-K requires the Company to disclose its mineral resources, in addition to its mineral reserves, both in the aggregate and for each of the Company’s individually material mining properties.

As used in this Report on Form 10-K, the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource,” “inferred mineral resource,” “mineral reserve,” “proven mineral reserve” and “probable mineral reserve” are defined and used in accordance with subpart 1300 of Regulation S-K. Under subpart 1300 of Regulation S-K, mineral resources may not be classified as “mineral reserves” unless the determination has been made by a qualified person that the mineral resources can be the basis of an economically viable project. Readers are specifically cautioned not to assume that any part or all of the mineral deposits (including any mineral resources) in these categories will ever be converted into mineral reserves, as defined by the subpart 1300 of Regulation S-K.

Readers are cautioned that, except for that portion of mineral resources classified as mineral reserves, mineral resources do not have demonstrated economic value. Inferred mineral resources are estimates based on limited geological evidence and sampling and have a too high of a degree of uncertainty as to their existence to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Estimates of inferred mineral resources may not be converted to a mineral reserve. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. A significant amount of exploration must be completed in order to determine whether an inferred mineral resource may be upgraded to a higher category. Therefore, readers are cautioned not to assume that all or any part of an inferred mineral resource exists, that it can be the basis of an economically viable project, or that it will ever be upgraded to a higher category. Likewise, readers are cautioned not to assume that all or any part of measured or indicated mineral resources will ever be converted to mineral reserves. See "Item 1A - “Risk Factors” on page 20.

The information that follows is derived, for the most part, from, and in some instances is an extract from, the technical report summary (“TRS”) prepared in compliance with the Item 601(b)(96) and subpart 1300 of Regulation S-K. The TRS was prepared by employees of the Company. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the TRS, incorporated herein by reference and made a part of this Report on Form 10-K. The information regarding Coteau, Falkirk and Coyote Creek was reviewed by employees of the Company that are qualified persons as defined by subpart 1300 of Regulation S-K.

Coteau, Falkirk, Coyote Creek and Mississippi Lignite Mining Company (“MLMC”), each wholly-owned subsidiaries of NACCO, operate surface coal mines under long-term contracts with power generation companies pursuant to a service-based business model.

The Company operates additional surface coal mines where the customer owns or controls the coal tonnages. The Company conducts activities to extract these customer-owned coal tonnages pursuant to long-term contracts. The Company has determined these properties are not subject to subpart 1300 of Regulation S-K reporting and has not estimated mineral resources or reserves for these properties in accordance with subpart 1300 of Regulation S-K.

Locations of the properties subject to SEC Section 1300 reporting are shown in Figure 1.1 Surface Coal Mines Operational During 2021 Subject to SEC Section 1300 reporting.

The Coteau Properties Company
The Falkirk Mining Company
Coyote Creek Mining Company
Mississippi Lignite Mining Company
Surface Coal Mines Operational During 2021

Figure 1.1 Surface Coal Mines Operational During 2021 Subject to SEC Section 1300 Reporting

A summary of coal production at the Mines subject to SEC Section 1300 Reporting for the past three years has been tabulated and is presented on Table 1.1 Production Summary.

	Tons (in millions)
	2019	2020	2021
The Coteau Properties Company	13.5	12.6	12.5
The Falkirk Mining Company	7.4	7.2	7.9
Coyote Creek Mining Company	1.7	2	2
Mississippi Lignite Mining Company	2.6	2.5	3
Totals	25.2	24.3	25.4

Table 1.1 Production Summary

2.0 MINING PROPERTIES SUBJECT TO SUBPART 1300 OF REGULATION S-K REPORTING
2.1 Red Hills Mine — Mississippi Lignite Mining Company

MLMC is the owner and operator of the Red Hills Mine. The Red Hills Mine is a lignite surface mine in production. Prior to MLMC, there were no previous mining operations on the Red Hills Mine property.

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

A summary of coal production at MLMC for the past three years has been tabulated and is presented on Table 2.1 Production Summary.

	Tons (in millions)
	2019	2020	2021
Mississippi Lignite Mining Company	2.6	2.5	3.0
Table 2.1 Production Summary

The Red Hills Mine generally produces between 2 million and 3 million tons of lignite coal annually. The Red Hills Mine started delivering coal in 2000. All production from the mine is delivered to its customer's Red Hills Power Plant.

The Red Hills Mine, operated by MLMC, is located approximately 120 miles northeast of Jackson, Mississippi (Figure 2.1). The entrance to the mine is by means of a paved road located approximately one mile west of Highway 9. MLMC owns in fee approximately 7,343 acres of surface interest and 4,425 acres of coal interests. MLMC holds leases granting the right to mine approximately 5,794 acres of coal interests and the right to utilize approximately 5,597 acres of surface interests. MLMC holds subleases under which it has the right to mine approximately 1,593 acres of coal interest. The majority of the leases held by MLMC were originally acquired during the mid-1970s to the early 1980s with terms extending 50 years, many of which can be further extended by the continuation of mining operations. The lignite deposits of the Gulf Coast are found primarily in a narrow band of strata that outcrops/subcrops along the margin of the Mississippi Embayment. The potentially exploitable tertiary lignites in Mississippi are found in the Wilcox Group. The outcropping Wilcox is composed predominately of non-marine sediments deposited on a broad flat plain.

The towns of Ackerman, Eupora, Starkville, Louisville, Kosciusko, and numerous smaller communities are within a 40-mile radius of the Red Hills Mine and provide a vast employment base. Furthermore, Mississippi State University (MSU) is located approximately 30 miles east of the mine in Starkville. MLMC has a history of partnership with MSU as well as the local community colleges for science, technology, engineering, and mathematics (STEM) research and skilled trades training.

The Red Hills Mine sources power for mine office facilities and operations from 4-County Electric Power Association, and water for the mine office facilities from the Choctaw Water Association. Fuel for equipment is supplied by Dickerson Petroleum located in Kosciusko. The Red Hills Mine has, or is currently constructing, all supporting infrastructure for mining operations.

Local access to the Red Hills Mine is by way of Highway 9 between Ackerman, Mississippi and Eupora, Mississippi which connects to Pensacola Road that leads to the Red Hills Mine paved access road. Pensacola Road connects with Highway 9 approximately 5 miles north of Ackerman, MS. The mine road is approximately 1 mile west from Highway 9 along Pensacola Road.

Travel to the Red Hills Mine by air is possible using the Jackson-Medgar Wiley Evers International Airport in Jackson, Mississippi, approximately 104 miles south of the mine, and then using ground transportation, traveling via Highway 25, Highway 15, and Highway 9. Alternatively, the Golden Triangle Regional Airport is a smaller airport approximately 50 miles from the Red Hills Mine by means of Highway 82 west, Highway 15 south, and Highway 9 north.

The Red Hills Mine is in close proximately to river ports of the Tennessee-Tombigbee Waterway and the Mississippi River. The Lowndes County Port is approximately 60 miles east of the mine. The Port of Greenville is approximately 135 miles west of the mine, and the Port of Vicksburg, approximately 150 miles southwest of the mine. All ports are connected by major state and federal highways.

In additional to transportation via roadways, air and waterways, the Kansas City Southern (KCS) railroad has a depot located approximately 5 miles south of the mine in Ackerman, and is accessible by Highway 9 and Highway 15.MLMC currently has all permits in place for the Red Hills Mine to operate and adhere to a mine plan projected through April 2032. No mineral processing occurs at the Red Hills Mine.

The geology encountered at the Red Hills Mine is stratigraphic in nature with depositional sequences of sands, silts, clays, and lignite. The vertical repetition of geologic strata facilitated a straightforward setting to establish and study the baseline geological, geochemical, geotechnical, and geohydrological conditions at the Red Hills Mine.

Development of the Red Hills Mine began in 1997, with full commercial deliveries commencing in 2002. The mining operation is comprised of four major equipment fleets. Primary removal of burden is achieved with one 82-cubic yard electric-powered dragline, four large track-type push dozers, and a truck and shovel fleet utilizing a 41-cubic yard electric rope shovel. Lignite is mined using a surface miner or a hydraulic backhoe to load a fleet of end dump haul trucks, and is directly shipped to the RHPP or the lignite stockpile. The overall average quality of the mined lignite seams meets the required power plant quality specifications. Therefore, no mineral processing is performed by MLMC.

The mine office facilities and original equipment fleets at the Red Hills Mine were constructed, acquired, or purchased new during the development stage of the mine. The facilities and equipment are maintained to allow for safe and efficient operation. The equipment is well maintained, in good physical condition and is either updated or replaced periodically with newer models or upgrades available to keep up with modern technology. As equipment wears out, MLMC evaluates what replacement option will be the most cost-efficient, including the evaluation of both new and used equipment.

The total cost of the property and equipment, net of applicable accumulated amortization, depreciation and impairment as of December 31, 2021 is $67.9 million.

The Red Hills Mine currently has no significant encumbrances to the property. No mining permit violations have been issued at the Red Hills Mine in the past ten years. One notice of violation (“NOV”) was issued in April 2020 for a water quality exceedance that was determined not to be the fault of Red Hills Mine and no further action was required. Permitting requirements are discussed in Section 17.0 of the TRS.

Figure 2.1 – Red Hills Mine Location

89°20'W
89°10'W
89°0'W
Walthall
N
Maben
US-82
Eupora
Mathiston
30'
US-82
30'
Starkville
Natchez
Trace
Pkwy
Red Hills
Mine
MS-15
MS-9
MS-12
MS-415
Sturgis
33°20'N
33°20'N
Ackerman
French Camp
MS-25
0
1.25
2.5
5
7.5
10
Miles
MS-15
Data is projected in: State Plane, Mississippi East, North American Datum 1983, US Foot
Grid is shown in Latitude and Longitude
Copyright:(c) 2014 Esri
89°20'W
89°10'W
89°0'W

Mineral resources and reserves have been summarized from the TRS for MLMC and have been included as Table 2.2 and Table 2.3. Qualities are being reported on an as-received moisture basis. Prices in Table 2.2 are based on economic cut-off grades of $30.00 MMBTU at MLMC. Prices in Table 2.3 are based on economic cut-off grades of $28.04 MMBTU at MLMC.

Material assumptions and criteria used in the determination of Mineral Resource and Mineral Reserves reported herein are provided within the filed TRS for the Mississippi Lignite Mining Company – Red Hills Mine dated December 2022.

Section 11.0 of the TRS describes the key assumptions, parameters, and methods used for the estimation of Mineral Resources. Assumptions include a maximum cumulative stripping ratio of 18:1 based on an assumed lignite sales price of $30 per ton. A further description of the verified drilling data used to model the lignite deposit for estimation of Mineral Resources is provided in Section 7.2 Drilling Exploration, 8.0 Sample Preparation, Analyses, and Security, and Section 9.0 Data Verification.

Section 12.0 of the TRS describes the key assumptions, parameters, and methods used for the estimation of Mineral Reserves, and include the following:
•Maximum stripping ratio 14:1;
•Mining production rates on a cubic yard and per ton basis remain relatively consistent with historical performance;
•Mining costs on a unit basis remain relatively consistent with historical performance;
•Minimum minable lignite thickness: 1.0 feet;
•Minimum parting thickness before seams are composited: 6.0 inches;
•Maximum depth of mining: approximately 320 feet;

•Lignite density defined by seam from coal core drilling data and modified by dilution parameters and approximately 80 lb/ft³; and
•Recovery rates by seam ranging from 67% to 100%.

Modifying factors including dilution parameters and technical information related to the mining process are described in detail under Section 13.0 Mining Methods. Economic factors to support the Mineral Reserve estimates are described in Section 18.0 Capital and Operating Costs and 19.0 Economic Analyses.

The Mineral Resources presented in Table 2.2 below have been estimated by applying a series of geologic and physical limits as well as high-level mining and economic constraints. The mining and economic constraints were limited to a level sufficient to support reasonable prospect for future economic extraction of the estimated Mineral Resources. The categorized Mineral Resources reported herein are exclusive of Mineral Reserves.

Lignite Coal	Resource Classification	Tonnage	Grades/Qualities
			Calorific Value (Btu/lb)	Moisture (%wt)	Ash (%wt)	Sulfur (%wt)
Mississippi Lignite Mining Company	Measured	11,475,500	5,110	44.0	14.1	0.6
Mississippi Lignite Mining Company	Indicated	15,221,580	5,260	44.3	14.5	0.7
Mississippi Lignite Mining Company	Measured + Indicated	26,697,080	5,200	44.2	14.3	0.6
Mississippi Lignite Mining Company	Inferred	0	0.00	0.0	0.0	0.0

Note:
–Coal Resources are exclusive of Mineral Reserves and are stated in-situ
–Coal Resources are based on an economic cutoff of $30/MMBtu

Table 2.2 Mineral Resources Summary as of December 31, 2021

The Mineral Reserves presented in Table 2.3 below were determined to be the economically mineable portion of the measured and indicated Mineral Resources after the consideration of modifying factors related to the mining process. Inferred Mineral Resources were not considered for Mineral Reserves.

Lignite Coal	Reserve Classification	Tonnage	Grades/Qualities
			Calorific Value (Btu/lb)	Moisture (%wt)	Ash (%wt)	Sulfur (%wt)
Mississippi Lignite Mining Company	Proven	17,167,910	5,070	43.5	15	0.6
Mississippi Lignite Mining Company	Probable	10,263,240	5,080	43.1	15.1	0.6
Mississippi Lignite Mining Company	Total	27,431,150	5,080	43.4	15	0.6

Note:
–Mineral Reserves have been demonstrated to be economic based on a positive cash flow
–Mineral Reserves are stated on a Run of Mine basis
–An economic cutoff in the Life of Mine plan averaged $28.04/MMBtu and was used to demonstrate coal reserves
–Recovery varies by coal seam and ranges from 67% to 100%

Table 2.3 Mineral Reserves Summary as of December 31, 2021

Previously, Mineral Reserves for the Red Hills Mine were reported following Industry Guide 7 guidance. All controlled tonnage that met the general mining parameters were considered for reserves and subdivided based on whether an area was currently permitted for mining or not. Mineral Resources were not considered since they were not allowed to be reported under Industry Guide 7. Furthermore, subcategories of Mineral Resources as measured, indicated, or inferred and Mineral Reserves as proven or probable were not considered.

Table 2.4 below summarizes the Mineral Reserves reported under Industry Guide 7 at the end of the last two fiscal years. Table 2.5 describes the difference between the Mineral Reserves and Mineral Resources reported last fiscal year and as of December 31, 2021.

Report Date	Committed Tons*	Uncommitted Tons**	Total Tons
January 1, 2021	161,020,544	76,306,957	237,327,501
January 1, 2020	105,969,007	134,118,244	240,087,251
*Committed tons were defined as controlled tons which fell within the Life-of-Mine (LOM) permit boundary.
**Uncommitted tons were defined as controlled tons which fell outside the LOM permit boundary.
^ The difference in allotment of tons to each category from 2020 to 2021 was due to the permit approval for a new mine area (SMCRA permit MS-004).

Table 2.4. Summary of Prior Mineral Reserves

Resource Classification	December 31, 2021 Tonnage	January 1, 2021 Tonnage	Percent Change
Measured	11,475,500	N/A	N/A
Indicated	15,221,580	N/A	N/A
Measured + Indicated	26,697,080	N/A	N/A
Inferred	0	N/A	N/A

Reserve Classification	December 31, 2021 Tonnage	January 1, 2021 Tonnage	Percent Change
Proven	17,167,910	N/A	N/A
Probable	10,263,240	N/A	N/A
Proven + Probable	27,431,150	237,327,501	-88%

Table 2.5. Net difference of reported Mineral Resources and Mineral Reserves from previous reporting period to current reporting period.

Explanation of discrepancies. The primary cause of the variance between Mineral Resources and Mineral Reserves from January 1, 2021 to the current report date is due to a change in methodology in categorization of Mineral Resources and Reserves from an interpretation of Industry Guide 7 regulations to following subpart 1300 of Regulation S-K. Interpretations and guidance of the S-K 1300 regulations narrowed the basis of Mineral Resources and furthermore Mineral Reserves such that a Mineral Resource is defined as:

“A concentration or occurrence of material of economic interest in or on the Earth’s crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A Mineral Resource is a reasonable estimate of mineralization, taking into account relevant factors, such as cut-off grade, likely mining dimensions, location, or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.”

And a Mineral Reserve is defined as:

“The economically mineable part of a measured or indicated Mineral Resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted.”

Additional impacts to the variance in reported Mineral Resources and Reserves from the previous report date to the current report date include depletion where MLMC mined 3,197,478 tons in 2021.

2.2 Material Properties with no Mineral Resources or Mineral Reserves

The lignite coal tonnages at Coteau, Falkirk and Coyote Creek have not been classified as “measured resources”, “indicated resources”, or “inferred resources” as defined in Items 1300 through 1305 of Regulation S-K, and as a result, do not have any “proven” or “probable” reserves under such definition and are therefore classified as an “Exploration Stage Property” pursuant to Items 1300 through 1305 of Regulation S-K. Coteau, Falkirk and Coyote Creek will continue to be classified as exploration stage properties until such time as proven or probable mineral reserves have been established in accordance with subpart 1300 of Regulation S-K, even though they continue to deliver lignite to their respective customers.

At Coteau, Coyote Creek and Falkirk, the Company is paid a management fee per ton of coal or heating unit (MMBtu) delivered. Each contract specifies the indices and mechanics by which fees change over time, generally in line with broad measures of U.S. inflation. The customers are responsible for funding all mine operating cost, including final mine reclamation, and directly or indirectly providing all of the capital required to build and operate the mine. This contract structure eliminates the Company's exposure to spot coal market price fluctuations.

Coteau, Coyote Creek and Falkirk each have only one customer for which they extract and deliver coal. These customers operate coal-fired electric generation power plants adjacent to each mine location (and in the case of Coteau, a synthetic natural gas and chemical/fertilizer production facility).

The sales price under the Coteau, Coyote Creek and Falkirk contracts are not market driven. Unlike traditional sales made based on market factors, under the provisions of the long-term mining agreements, the coal sales price at Coteau, Coyote Creek and Falkirk includes (i) all costs incurred to extract, process and deliver coal (i.e. the cost of production) and (ii) the agreed-upon profit per ton of coal or MMBtu unit delivered to the customer. Cost of production includes all the costs actually incurred in the operation of the mine including mining, processing and delivery of coal. Costs included within revenue include all production, transportation and maintenance costs including without limitation the following types of costs:
◦Labor, which include wages and all related payroll taxes, benefits and fringes, including welfare plans; group insurance, vacations and other comparable benefits of employees
◦Materials and supplies,
◦Tools,
◦Machinery and equipment not capitalized or leased,
◦Costs of acquiring interests in coal reserves and surface lands
◦Rental of machinery and equipment,
◦Power costs,
◦Reasonable and necessary services by third parties
◦Insurance including worker’s compensation
◦Certain taxes, and
◦Cost of reclamation

The contractually-determined coal sales price includes reimbursement of all costs incurred and the agreed-upon profit. The agreed-upon profit adjusts based on changes in the level of established indices (e.g., CPI-U and/or PPI indices). The cost-plus nature of the contracts provide assurance that all costs incurred, including contemporaneous and final reclamation, will be reimbursed by the respective customer and negates any risk of loss which allows the mines to remain cash flow positive through the end of the contract terms. The coal sales price as well as profitability at Coteau, Falkirk and Coyote Creek are not subject to any change based on market factors. Profitability at these mines is affected by two factors: demand for coal (because this impacts units of agreed profit that are charged) and changes in the indices that determine coal sales price (because this adjusts the agreed-upon per unit profit). Under any scenario, Coteau, Coyote Creek and Falkirk will be cash flow positive as a result of the terms of the mining agreements.

Extraction of Coteau, Coyote Creek and Falkirk’s lignite tonnages is only economically viable as a result of the long-term mining agreements in place with each mine’s respective customer. The development of the Coteau, Coyote Creek and Falkirk mines was conducted in tandem with the development of the respective mine mouth power plants each serve. The power plants were designed to operate exclusively on the coal provided by the adjacent mines. No other market exists for the lignite at Coteau, Coyote Creek and Falkirk as the cost of transportation makes sales to any entity other than the current mine-mouth operator unprofitable.

Coteau, Coyote Creek and Falkirk meet the definition of a variable interest entity (“VIE”). In each case, NACCO is not the primary beneficiary of the VIE as it does not exercise financial control; therefore, NACCO does not consolidate the results of these operations within its financial statements. Instead, these contracts are accounted for as equity method investments. The income before income taxes associated with these VIEs is reported as Earnings of unconsolidated operations on the

Consolidated Statements of Operations, and the Company’s investment is reported on the line Investments in Unconsolidated Subsidiaries in the Consolidated Balance Sheets

Coteau

The Freedom Mine, operated by Coteau, generally produces between 12.5 million and 13.5 million tons of lignite coal annually. The mine started delivering coal in 1983. All production from the mine is delivered to Dakota Coal Company, a wholly owned subsidiary of Basin Electric. Dakota Coal Company then sells the coal to the Synfuels Plant, Antelope Valley Station and Leland Olds Station, all of which are operated by affiliates of Basin Electric. The Synfuels Plant is a coal gasification plant that manufactures synthetic natural gas and produces fertilizers, solvents, phenol, carbon dioxide, and other chemical products for sale.

During 2020, Basin Electric informed Coteau that it is considering changes that may result in modifications to its Synfuels Plant that could potentially reduce or eliminate coal requirements at the Synfuels Plant. Basin Electric indicated that if it decides to proceed with any changes that could reduce or eliminate the use of coal, the feedstock change is not expected to occur before 2026.

During August 2021, Bakken and Basin Electric signed a non-binding term sheet to purchase the assets of the Synfuels Plant. Bakken stated the closing date is expected to be April 1, 2023. As part of the term sheet between Basin Electric and Bakken, Basin Electric indicated that the Synfuels Plant will continue existing operations through 2025. The closing is subject to the satisfaction of specified conditions. Basin Electric is also considering other options for the Synfuels Plant if the transaction with Bakken does not close.

The Freedom Mine is located approximately 90 miles northwest of Bismarck, North Dakota (Figure 2.2). The main entrance to the Freedom Mine is accessed by means of a paved road and is located on County Road 15. Coteau holds 380 leases granting the right to extract approximately 34,016 acres of coal interests and the right to utilize approximately 23,455 acres of surface interests. In addition, Coteau owns in fee 33,805 acres of surface interests and 4,107 acres of coal interests. Substantially all of the leases held by Coteau were acquired in the early 1970s and have been replaced with new leases or have lease terms for a period sufficient to meet Coteau’s contractual production requirements.

Figure 2.2 – Freedom Mine Location

102°0'W
101°50'W
101°40'W
47°30'N
47°25'N
47°20'N
47°15'N
N
Lake Sakakawea
ND-1806
ND-1806
CR 15
CR 37
CR 15
Coteau
Freedom Mine
CR 26
CR 9
CR 17
Spring Creek
ND-200
ND-49
ND-200
Hazen
Zap
Beulah
Knife River
0 1 2 4 6 8
Miles
Data is projected in: State Plane, North Dakota South, North American Datum 1927, US Foot
Grid is shown in Latitude and Longitude
Copyright:(c) 2014 Esri

The towns of Beulah, Hazen, and Stanton along with other smaller communities are within a 40-mile radius of the Freedom Mine and provide a vast supply of the employment base. Employees also comes from the cities of Bismarck, Minot, and Dickinson, all of which are less than 100 miles away from the mine.

The Freedom Mine sources power for mine office facilities and operations from Roughrider Electric Cooperative, and water for the mine office facilities from the Southwest Water Authority. Fuel for equipment is supplied by multiple local vendors. The Freedom Mine has, or is currently constructing, all supporting infrastructure for mining operations.

The main entrance to the Freedom Mine is accessed by traveling north of Beulah on Highway 49 for one mile, then north on County Road 21 for two miles, then west on County Road 26 for three miles, and then north on County Road 15 for two miles as shown on Figure 1.0. Location of the Freedom Mine.

Travel to the Freedom Mine by air is possible by means of the Bismarck Municipal Airport, Bismarck, ND, which is approximately 90 miles southeast of the mine. From the airport, the mine is accessed by means of ground transportation by traveling west approximately 50 miles via Interstate 94, taking exit 110 and traveling north approximately 28 miles on ND Highway 49 to Beulah, ND, and so on as explained in the previous paragraph.

Travel to the Freedom Mine by rail is possible using the Amtrak Network, which runs through northern North Dakota mostly along the US Highway 2 corridor, and passes through the larger cities of Williston, Minot, Grand Forks, and Fargo, and smaller cities of Stanley, Rugby, and Devils Lake. From these locations, the mine can be accesses via ground transportation on Interstate 29 or Interstate 94 and various highways. The main highways are US Highway 2, US Highway 83, US Highway 85, US Highway 200, and US Highway 281.

North Dakota’s freight rail service is largely provided by Burlington Northern Santa Fe Railway and Canadian Pacific Railway.

The coal tonnages are located in Mercer County, North Dakota, starting approximately two miles north of Beulah, North Dakota. The center of the basin is located near the city of Williston, North Dakota, approximately 100 miles northwest of the Freedom Mine. The economically mineable coal occurs in the Sentinel Butte Formation, and is overlain by the Coleharbor Formation. The Coleharbor Formation unconformably overlies the Sentinel Butte Formation. It includes all of the unconsolidated sediments resulting from deposition during glacial and interglacial periods. Lithologic types include gravel, sand, silt, clay and till. The modified glacial channels are in-filled with gravels, sands, silts and clays overlain by till. The coarser gravel and sand beds are generally limited to near the bottom of the channel fill. The general stratigraphic sequence in the upland portions of the reserve area consists of till, silty sands and clayey silts.

Fill-in drilling programs are routinely conducted by Coteau for the purpose of refining guidance related to ongoing operations. It is common practice at the Freedom Mine to tighten the drilling density with-in the three to four-year block ahead of active operations to an average drill hole spacing of 660-feet. However, additional exploration may also be scheduled in areas farther out to increase confidence in future mine plan projections.

Coteau utilizes standard surface mining techniques to extract coal from the proposed permit area. Mining operations will typically occur in a sequence of seven events: SPGM removal, overburden removal, coal removal, overburden replacement, final grading, SPGM replacement, and revegetation.

The mine office facilities and original equipment fleets at the Freedom Mine were constructed, acquired, or purchased new during the development stage of the mine. The facilities and equipment are maintained to allow for safe and efficient operation. The equipment is well maintained, in good physical condition and is either updated or replaced periodically with newer models or upgrades available to keep up with modern technology. As equipment wears out, Coteau evaluates what replacement option will be the most cost-efficient, including the evaluation of both new and used equipment.

The total cost of the property, plant and equipment, net of applicable accumulated amortization, depreciation and impairment as of December 31, 2020 is $96.2 million.

The Freedom Mine currently has no significant encumbrances to the property. No NOVs have been issued at the Freedom Mine in the past three years. Coteau currently has all permits in place for the Freedom Mine to operate through 2031. Permit expansions required to extend the life of the mine through 2045 will be acquired as needed. No mineral processing occurs at the Freedom Mine.

Previously, Mineral Reserves for the Freedom Mine were reported following Industry Guide 7 guidance. All controlled tonnage that met the general mining parameters were considered for reserves and subdivided based on whether an area was currently permitted for mining or not. Mineral Resources were not considered since they were not allowed to be reported under Industry Guide 7. Furthermore, subcategories of Mineral Resources as measured, indicated, or inferred and Mineral Reserves as proven or probable were not considered

Table 2.6 below summarizes the Mineral Reserves reported under Industry Guide 7 at the end of the last two fiscal years.

Report Date	Total Tons
January 1, 2021	438,033,501
January 1, 2020	432,795,311
Table 2.6. Summary of Prior Mineral Reserves – Freedom Mine

Explanation of discrepancies. The primary cause for such a large variance between Mineral Reserves from January 1, 2021 to the current report date is due to a change in methodology in categorization of Mineral Resources and Reserves from an interpretation of Industry Guide 7 regulations to following subpart 1300 of Regulation S-K. Tighter interpretations and guidance of the S-K 1300 regulations narrowed the basis of Mineral Resources and furthermore Mineral Reserves such that there are currently no Mineral Resources or Mineral Reserves in accordance with subpart 1300 of Regulation S-K for Coteau.

Falkirk Mine

The Falkirk Mine generally produces between 7 million and 8 million tons of lignite coal annually. The mine started delivering coal in 1978 primarily for the Coal Creek Station, an electric power generating station owned by GRE. In 2014, Falkirk began delivering coal to Spiritwood Station, another electric power generating station owned by GRE.

In May 2020, GRE announced its intent to sell or retire Coal Creek Station and modify Spiritwood Station to be fueled by natural gas. During June 2021, GRE entered into an agreement to sell Coal Creek Station and the adjacent high-voltage direct current transmission line to Bismarck, North Dakota-based Rainbow Energy and its affiliates. The transaction closed in the second quarter of 2022.

The Falkirk Mine, operated by Falkirk, is located approximately 50 miles north of Bismarck, North Dakota on a paved access road off U.S. Highway 83 (Figure 2.3). Falkirk holds 335 leases granting the right to extract approximately 43,486 acres of coal interests and the right to utilize approximately 24,324 acres of surface interests. In addition, Falkirk owns in fee 40,666 acres of surface interests and 1,788 acres of coal interests. Substantially all of the leases held by Falkirk were acquired in the early 1970s with initial terms that have been further extended by the continuation of mining operations.

The towns of Underwood and Washburn are located within ten miles of the mine, with other small communities also nearby. Numerous employees also reside in Bismarck and Mandan, a distance of about 50 miles.

The Falkirk Mine receives both its power and water from Coal Creek Station. However, Falkirk’s East shift change building receives water from McLean-Sheridan Rural Water. Fuel for equipment is supplied by multiple local vendors including: Farstad Oil, Missouri Valley Petroleum, and Enerbase Cooperative Resources.

The main entrance to the Falkirk Mine is accessed by traveling north from Bismarck on State Highway 83 for approximately 50 miles, then going west on the access road, 1st Street SW located four miles south of Underwood. The mine office is located two miles to the west.

Travel to the Falkirk Mine by air is possible using the Bismarck Airport in Bismarck, ND, approximately 55 miles south of the mine, and then using ground transportation, traveling via US Highway 83.

The main railway systems near the Falkirk Mine are Canadian Pacific, BNSF, and Dakota Missouri Valley & Western (DMVW). DMVW crosses through the Falkirk Mine Reserve.

The coal tonnages are located in McLean County, North Dakota, from approximately nine miles northwest of the town of Washburn, North Dakota to four miles north of the town of Underwood, North Dakota. Structurally, the area is located on an intercratonic basin containing a thick sequence of sedimentary rocks. The economically mineable coal occurs in the Sentinel Butte Formation and the Bullion Creek Formation and are unconformably overlain by the Coleharbor Formation. The Sentinel Butte Formation conformably overlies the Bullion Creek Formation. The general stratigraphic sequence in the upland portions of the reserve area (Sentinel Butte Formation) consists of till, silty sands and clayey silts, main hagel lignite bed, silty clay, lower lignite of the hagel lignite interval and silty clays. Beneath the Tavis Creek, there is a repeating sequence of silty to sand clays with generally thin lignite beds.

Operationally, overburden and interburden removal are accomplished using scrapers, dozers, front end loaders, truck shovel fleets, and draglines. Lignite is mined with front end loaders or hydraulic backhoes, and loaded into haul trucks to transport to the stockpile or directly to the customer via truck dumps and conveyors.

Fill-in drilling programs are routinely conducted by Falkirk for the purpose of refining guidance related to ongoing operations. It is common practice at the Falkirk Mine to tighten the drilling density with-in the three to four-year block ahead of active operations to an average drill hole spacing of 1320-feet. However, additional exploration may also be scheduled in areas farther out to increase confidence in future mine plan projections.

The mine office facilities and original equipment fleets at the Falkirk Mine were constructed, acquired, or purchased new during the development stage of the mine. The facilities and equipment are maintained to allow for safe and efficient operation. The equipment is well maintained, in good physical condition and is either updated or replaced periodically with newer models or upgrades available to keep up with modern technology. As equipment wears out, Falkirk evaluates what replacement option will be the most cost-efficient, including the evaluation of both new and used equipment.

The total cost of the property, plant and equipment, net of applicable accumulated amortization, depreciation and impairment as of December 31, 2021 is $93.8 million.

The Falkirk Mine currently has no significant encumbrances to the property. No Notice of Violations (NOVs) have been issued at the Falkirk Mine in the past three years. There are no outstanding permits related to the life of mine ("LOM") plan awaiting regulatory approval. The Falkirk Mining Company currently has all permits in place to operate and adhere to the current mine plan. No mineral processing occurs at the Falkirk Mine.

Previously, Mineral Reserves for the Falkirk Mine were reported following Industry Guide 7 guidance. All controlled tonnage that met the general mining parameters were considered for reserves and subdivided based on whether an area was currently permitted for mining or not. Mineral Resources were not considered since they were not allowed to be reported under Industry Guide 7. Furthermore, subcategories of Mineral Resources as measured, indicated, or inferred and Mineral Reserves as proven or probable were not considered.

Table 2.7 below summarizes the Mineral Reserves reported under Industry Guide 7 at the end of the last two fiscal years.

Report Date	Total Tons
January 1, 2021	370,580,372
January 1, 2020	375,689,844
Table 2.7. Summary of Prior Mineral Reserves – Falkirk Creek

Explanation of discrepancies. The primary cause for such a large variance between Mineral Reserves from January 1, 2021 to the current report date is due to a change in methodology in categorization of Mineral Resources and Reserves from an interpretation of Industry Guide 7 regulations to following subpart 1300 of Regulation S-K. Tighter interpretations and guidance of subpart 1300 of Regulation S-K narrowed the basis of Mineral Resources and furthermore Mineral Reserves such that there are currently no Mineral Resources or Mineral Reserves in accordance with subpart 1300 of Regulation S-K for Falkirk.

Figure 2.3 – Falkirk Mine Location

101°20'W
101°10'W
101°0'W
47°30'N
47°25'N
47°20'N
N
Lake Sakakawea
Riverdale
ND-200
CR-14
Underwood
ND-200
US-83
CR 16
Falkirk
Mine
1st St. SW
Knife River
CR 20
CR 23
Stanton
US-83
Missouri River
Washburn
ND-200
0 1 2 4 6 8
Miles
Data is projected in: State Plane, North Dakota North, North American Datum 1927, US Foot
Grid is shown in Latitude and Longitude
Copyright:(c) 2014 Esri

Coyote Creek

The Coyote Creek Mine generally produces between 1.5 million and 2.0 million tons of lignite annually. The mine began delivering coal in 2016 to the Coyote Station owned by Otter Tail Power Company, Northern Municipal Power Agency, Montana-Dakota Utilities Company and Northwestern Corporation. In September 2021, Otter Tail Power Company filed its 2022 Integrated Resource Plan in Minnesota and North Dakota which included its intent to start the process of withdrawal from its 35 percent ownership interest in Coyote Station power plant with an anticipated exit from the plant by December 31, 2028.

The Coyote Creek Mine is located approximately 70 miles northwest of Bismarck, North Dakota (Figure 2.4). The main entrance to the Coyote Creek Mine is accessed by means of a four-mile paved road extending west off of State Highway 49. Coyote Creek holds a sublease to 86 leases granting the right to mine approximately 8,129 acres of coal interests and the right to utilize approximately 15,168 acres of surface interests. In addition, Coyote Creek Mine owns in fee 160 acres of surface interests and has four easements to conduct coal mining operations on approximately 352 acres.

Figure 2.4 – Coyote Creek Mine Location

102°0'W
101°50'W
101°40'W
47°20'N
47°15'N
47°10'N
N
Golden Valley
Spring Creek
Zap
ND-200
CR 20
Spring Creek
Beulah
ND-200
Hazen
Knife River
Brady Creek
Knife River
ND-49
Otter Creek
Coyote Creek Mine
CR 25
Brush Creek
Mud Creek
Knife River
Coyote Creek
0 1 2 4 6 8 Miles
Data is projected in: State Plane, North Dakota South, North American Datum 1983, US Foot
Grid is shown in Latitude and Longitude
Copyright:(c) 2014 Esri

The towns of Beulah, Hazen, and Stanton along with other smaller communities are within a 40-mile radius of the Coyote Creek Mine and provide a vast supply and employment base. A vast supply and employment base also come from some of the major cities of Bismarck, Minot, and Dickinson, all of which are less than 100 miles away from the mine.

The Coyote Creek Mine sources power for mine office facilities and operations from Roughrider Electric Cooperative and Montana-Dakota Utilities Co., and water for the mine office facilities from the Southwest Water Authority. Fuel for equipment is supplied by multiple local vendors. The Coyote Creek Mine has all supporting infrastructure for mining operations.

The main entrance to the mine will be accessed by traveling south of Beulah on Highway 49 for five miles, then west on County Road 25 for four miles. The general location of the Coyote Creek Mine is shown in Figure 1.0 Location of Coyote Creek Mine.

Travel to the Coyote Creek Mine by air is possible using the Bismarck Municipal Airport, Bismarck, ND, approximately 75 miles southeast of the mine. From the airport, the mine is accessed using ground transportation by traveling west approximately 50 miles via Interstate 94, taking exit 110 and traveling north approximately 21 miles on ND Highway 49 to County Road 25, then west for four miles on County Road 25.

Travel to the Coyote Creek Mine by rail is possible using the Amtrak Network, which runs through northern North Dakota mostly along the US Highway 2 corridor, and passes through the larger cities of Williston, Minot, Grand Forks, and Fargo, and smaller cities of Stanley, Rugby, and Devils Lake. From these locations, the mine can be accesses via ground transportation on Interstate 29 or Interstate 94 and various highways. The main highways are US Highway 2, US Highway 83, US Highway 85, US Highway 200, and US Highway 281.

North Dakota’s freight rail service is largely provided by Burlington Northern Santa Fe Railway and Canadian Pacific Railway.

The coal tonnages are located in Mercer County, North Dakota, starting approximately six miles southwest of Beulah, North Dakota. The center of the basin is located near the city of Williston, North Dakota, approximately 110 miles northwest of the Coyote Creek Mine. The economically mineable coal occurs in the Sentinel Butte Formation, and is overlain by the Coleharbor Formation. The Coleharbor Formation unconformably overlies the Sentinel Butte Formation. It includes all of the unconsolidated sediments resulting from deposition during glacial and interglacial periods. Lithologic types include gravel, sand silt, clay and till. The modified glacial channels are in-filled with gravels, sands, silts and clays overlain by till. The coarser gravel and sand beds are generally limited to near the bottom of the channel fill. The general stratigraphic sequence in the upland portions of the reserve area consists of till, silty sands and clayey silts.

Fill-in drilling programs are routinely conducted by Coyote for the purpose of refining guidance related to ongoing operations. It is common practice at the Coyote Creek Mine to tighten the drilling density with-in the three to four-year block ahead of active operations to an average drill hole spacing of 660-feet. However, additional exploration may also be scheduled in areas farther out to increase confidence in future mine plan projections.

Operationally, overburden removal is accomplished using scrapers, dozers, front end loaders, excavators, truck fleets, and a dragline. Lignite is mined with front end loaders, and loaded into haul trucks to transport to the coal stockpile.

The mine office facilities and original equipment fleets at the Coyote Creek Mine were constructed, acquired, or purchased during the development stage of the mine. The facilities and equipment are maintained to allow for safe and efficient operation. The equipment is well maintained, in good physical condition and is either updated or replaced periodically with newer models or upgrades available to keep up with modern technology. As equipment wears out, Coyote evaluates what replacement option will be the most cost-efficient, including the evaluation of both new and used equipment.

The total cost of the property, plant and equipment, net of applicable accumulated amortization, depreciation and impairment as of December 31, 2021 is $131.7 million.

The Coyote Creek Mine currently has no significant encumbrances to the property. No NOVs have been issued at the Coyote Creek Mine in the past three years. There are no outstanding permits related to the LOM plan awaiting regulatory approval. Coyote currently has all permits in place for the Coyote Creek Mine to operate and adhere to a mine plan projected through 2040. No mineral processing occurs at the Coyote Creek Mine.

Previously, Mineral Reserves for the Coyote Creek Mine were reported following Industry Guide 7 guidance. All controlled tonnage that met the general mining parameters were considered for reserves and subdivided based on whether an area was currently permitted for mining or not. Mineral Resources were not considered since they were not allowed to be reported under Industry Guide 7. Furthermore, subcategories of Mineral Resources as measured, indicated, or inferred and Mineral Reserves as proven or probable were not considered.

Table 2.8 below summarizes the Mineral Reserves reported under Industry Guide 7 at the end of the last two fiscal years.

Report Date	Total Tons
January 1, 2021	72,411,342
January 1, 2020	69,590,257
Table 2.8. Summary of Prior Mineral Reserves – Coyote Creek

Explanation of discrepancies. The primary cause for such a large variance between Mineral Reserves from January 1, 2021 to the current report date is due to a change in methodology in categorization of Mineral Resources and Reserves from an interpretation of Industry Guide 7 regulations to following subpart 1300 of Regulation S-K. Tighter interpretations and guidance of subpart 1300 of Regulation S-K narrowed the basis of Mineral Resources and furthermore Mineral Reserves such that there are currently no Mineral Resources or Mineral Reserves in accordance with subpart 1300 of Regulation S-K for Coyote Creek.

3.0 Internal Control Disclosure Over Mineral Resources and Reserves

The modeling and analysis of the Company’s resources and reserves has been developed by Company mine personnel and reviewed by several levels of internal management, including the QPs, and in some instances, third parties. The development of such resources and reserves estimates, including related assumptions, was a collaborative effort between the QPs, Company staff and in some instances, third parties. This section summarizes the internal control considerations for the Company’s development of estimations, including assumptions, used in resource and reserve analysis and modeling.

When determining resources and reserves, as well as the differences between resources and reserves, management developed specific criteria, each of which must be met to qualify as a resource or reserve, respectively. These criteria, such as demonstration of economic viability, points of reference and grade, are specific and attainable. The QPs and Company management agree on the reasonableness of the criteria for the purposes of estimating resources and reserves. Calculations using these criteria are reviewed and validated by the QPs.

Estimations and assumptions were developed independently for each significant mineral location. All estimates require a combination of historical data and key assumptions and parameters. When possible, resources and data from generally accepted industry sources were used to develop these estimations. Review teams were created by utilizing subject matter experts from across all NACCO’s mine sites to review the cost assumptions and estimations used as the basis of the classification of mineral resources and reserves.

Geological modeling and mine planning efforts serve as a base assumption for resource estimates at MLMC. These outputs have been prepared and reviewed by both Company personnel and third parties. Mine planning decisions are determined and agreed upon by Company management. Management adjusts forward-looking models by reference to historic mining results, including by reviewing actual versus predicted levels of production from the mineral deposit, and if necessary, re-evaluating mining methodologies if production outcomes were not realized as predicted. Ongoing mining of the mineral deposit, coupled with product quality validation pursuant to Company and customer expectations, provides further empirical evidence as to the homogeneity, continuity and characteristics of the deposit. Geologic modeling assumptions are evaluated to historic mining results and are adjusted if necessary to better reflect actual mining results. Ongoing quality validation of production also provides a means to monitor for any potential changes in quality. Also, ongoing monitoring of ground conditions within the mine, surveying for evidence of subsidence and other visible signs of deterioration that may signal the need to re-evaluate rock mechanics and structure of the mine ultimately inform extraction ratios and mine design, which underpin mineral reserve estimates.

Management also assesses risks inherent in mineral resource and reserve estimates, such as the accuracy of geophysical data that is used to support mine planning, identifying hazards and informing operations of the presence of mineable deposits. Also, management is aware of risks associated with potential gaps in assessing the completeness of mineral extraction licenses, entitlements or rights, or changes in laws or regulations that could directly impact the ability to assess mineral resources and reserves or impact production levels. Risks inherent in overestimated reserves can impact financial performance when revealed, such as changes in amortizations that are based on life of mine estimates.

4.0 Customer-owned Properties

South Hallsville No. 1 Mine — The Sabine Mining Company

The South Hallsville No. 1 Mine generally produces between 1.5 million and 2.0 million tons of lignite annually. The mine began delivering coal in 1985. All production from the mine is delivered to Southwestern Electric Power Company's ("SWEPCO") Henry W. Pirkey Plant (the "Pirkey Plant"). SWEPCO is an American Electric Power (“AEP”) company. The mine's coal tonnages are owned and controlled by AEP. The Company conducts activities to extract these customer-owned and controlled coal tonnages.

During 2020, AEP announced its intent to retire the Pirkey Plant in 2023. SWEPCO expects deliveries from Sabine to continue until the first quarter of 2023 at which time Sabine expects to begin final reclamation. Funding for mine reclamation is the responsibility of SWEPCO.

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

Five Forks Mine — Demery Resources Company, LLC

The Five Forks Mine generally produces between 0.1 million and 0.3 million tons of lignite annually. The mine began delivering coal in 2012 and is located approximately three miles north of Creston, Louisiana on State Highway 153. The mine's coal tonnages are owned and controlled by the customer. The Company conducts activities to extract these customer-owned and controlled coal tonnages.

Access to the Five Forks Mine is by means of a paved road. Demery has no title, claim, lease or option to acquire any of the coal tonnages at the Five Forks Mine. Demery's customer, Five Forks Mining, LLC, controls all of the coal tonnages within the Five Forks Mine.

5.0 Facilities and Equipment

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

The mining method and total cost of the property, plant and equipment, net of applicable accumulated amortization, depreciation and impairment as of December 31, 2021 is set forth in the chart below:

Location	Mining Method	Total Historical Cost of Mine Property, Plant and Equipment (excluding Coal Land, Real Estate and Construction in Progress), Net of Applicable Accumulated Amortization, Depreciation and Impairment
		(in millions)
Unconsolidated Mining Operations
Freedom Mine — The Coteau Properties Company	Dragline operation with 3 draglines	$96.2
Falkirk Mine — The Falkirk Mining Company	Dragline operation with 4 draglines	$93.8
South Hallsville No. 1 Mine — The Sabine Mining Company	Dragline operation with 4 draglines	$59.3
Five Forks Mine — Demery Resources Company, LLC	Truck-shovel operation (a)	$—
Coyote Creek Mine — Coyote Creek Mining Company, LLC	Dragline operation with 1 dragline	$131.7
Consolidated Mining Operations
Red Hills Mine — Mississippi Lignite Mining Company	Dragline operation with 1 dragline	$67.9
Other	N/A	$1.2
(a) Predominantly all of Demery's machinery and equipment is owned by its customer.

NAMining Segment - Operations

NAMining provides contract mining services for independently owned mines and quarries, primarily operating and maintaining draglines at limestone quarries and utilizing other mining equipment at sand and gravel quarries. During 2021, NAMining operated 32 draglines and other equipment at 25 quarries. Of the 32 draglines, 9 are owned by the Company and 23 are owned by customers. At December 31, 2021, NAMining had $35.5 million in property, plant and equipment, net of applicable accumulated amortization, depreciation and impairment.

The mining process at the limestone mines involves excavating limestone from a water-filled quarry utilizing draglines. The excavated limestone is transported and processed by the customer. The following mines were operational during 2021:

Location Name	Aggregate	Location	State	Customer	Year NACCO Started Operations
White Rock — North	Limestone	Miami	FL	WRQ	1995
Krome	Limestone	Miami	FL	Cemex	2003
Alico	Limestone	Ft. Myers	FL	Cemex	2004
FEC	Limestone	Miami	FL	Cemex	2005
SCL	Limestone	Miami	FL	Cemex	2006
Card Sound	Limestone	Florida City	FL	Cemex	2009
Central State Aggregates	Limestone	Zephyrhills	FL	McDonald Group	2016
Mid Coast Aggregates	Limestone	Sumter County	FL	McDonald Group	2016
West Florida Aggregates	Limestone	Hernando County	FL	McDonald Group	2016
St. Catherine	Limestone	Sumter County	FL	Cemex	2016
Center Hill	Limestone	Sumter County	FL	Cemex	2016
Inglis	Limestone	Crystal River	FL	Cemex	2016
Titan Corkscrew	Limestone	Ft. Myers	FL	Titan America	2017
Palm Beach Aggregates	Limestone	Loxahatchee	FL	Palm Beach Aggregates	2017
Perry	Limestone	Lamont	FL	Martin Marietta	2018
SDI Aggregates	Limestone	Florida City	FL	Blue Water Industries	2018
Queensfield	Sand and gravel	King William County	VA	King William Sand and Gravel Company, Inc.	2018
County Line (a)	Limestone	Pasco County	FL	K&M Pasco 130 Holdings, LLC	2019
Newberry	Limestone	Alachua County	FL	Argos USA, LLC	2019
Titan Pennsuco	Limestone	Miami	FL	Titan America	2020
Seven Diamonds	Limestone	Pasco County	FL	Seven Diamonds, LLC	2021
Johnson County	Sand and gravel	Johnson County	IN	Martin Marietta	2021
Little River	Sand and gravel	Ashdown	AR	Lehigh Hanson	2021
Rosser	Sand and gravel	Ennis	TX	Lehigh Hanson	2021
Brooksville Cement Plant	Limestone	Brooksville	FL	Cemex	2021
(a) The County Line contract was terminated during the third quarter of 2021. NAMining mined 0.1 million and 0.2 million tons of limestone at this location during the 2021 and 2020 periods, respectively.
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
Access to the Seven Diamonds mine is by means of a paved road from US-41 S/Broad St.
Access to the Johnson County mine is by means of a paved road from Old State 37/N Waverly Park Road.
Access to the Little River mine is by means of an unpaved road from Little River 60.
Access to the Rosser mine is by means of a paved road from TX-34 S.
Access to Brooksville Cement plant is by means of a paved road from Cement Plant Road.

Minerals Management - Operations

As an owner of royalty and mineral interests, the Company’s access to information concerning activity and operations of its royalty and mineral interests is limited. The Company does not have information that would be available to a company with oil and natural gas operations because detailed information is not generally available to owners of royalty and mineral interests. Consequently, the exact number of wells producing from or drilling on the Company’s mineral interests at a given point in time is not determinable. The following table sets forth the Company’s estimate of the number of gross and net productive wells as of December 31, 2021:

	Gross	Net
Oil	467	0.9
Natural Gas	398	11.4
Total	865	12.3

Gross wells are the total wells in which an interest is owned.

Net wells are calculated based on the Company's net royalty interest, factoring in both ownership percentage of gross wells and royalty rate.

The majority of the Company’s producing mineral and royalty interest acreage now, or in the future, can be pooled with third-party acreage to form pooled units. Pooling proportionately reduces the Company’s royalty interest in wells drilled in a pooled unit, and it proportionately increases the number of wells in which the Company has such reduced royalty interest.

The following table includes the Company's estimate of acreage for oil and gas mineral interests, NPRIs, and ORRIs as of December 31, 2021:

	Gross Acres	Net Royalty Acres
Appalachia	34,661	36,199
East Texas/Haynesville	6,477	7,455
Permian	63,998	1,243
Eagle Ford	15,510	1,712
Other	7,139	13,327
Total	127,785	59,936

The Company may own more than one type of interest in the same tract of land, but the overlap is not significant. Net Royalty Acres are calculated based on the Company’s ownership and royalty rate, normalized to a standard 1/8th royalty lease, and assumes a 1/4th royalty rate for unleased acres.

The following table includes the Company's estimate of developed and undeveloped acreage based on the gross acres in a basin or region and includes mineral interests, NPRIs, and ORRIs as of December 31, 2021:

	Developed Acreage	Undeveloped Acreage	Gross Acreage
Appalachia	28,011	6,650	34,661
East Texas/Haynesville	5,253	1,224	6,477
Permian	62,496	1,503	63,998
Eagle Ford	15,510	0	15,510
Other	1,021	6,118	7,139
Total	112,291	15,495	127,785

Undeveloped acres are either unleased and open or are leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether such acreage contains proved reserves.

Production and Price History

The following table sets forth the estimated oil and natural gas production data related to the Company’s mineral and royalty interests as well as certain price and cost information for the years ended December 31:

	2021 (4)	2020
Production data:
Oil (bbl) (1)	32,627	2,239
NGL (bbl) (1)	63,559	68,599
Residue gas (Mcf) (2)	6,225,422	7,981,545
Total BOE (3)	1,133,756	1,401,095
Average realized prices:
Oil (bbl) (1)	$66.87	$36.27
NGL (bbl) (1)	$29.33	$14.56
Residue gas (Mcf) (2)	$3.36	$1.87
Average unit cost
BOE (3)	$4.99	$6.01
(1) Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume.

(2) Mcf. One thousand cubic feet of natural gas at the contractual pressure and temperature bases.

(3) BOE. Barrel of Oil Equivalent, a conversion factor of 6 MCF of gas was used for 1 equivalent bbl of oil.

(4) As an owner of mineral and royalty interests, the Company’s access to information concerning activity and operations of its royalty and mineral interests is limited. As a result, the Company estimated the last two months of 2021 production and pricing data using projections based on decline rates of wells and prior expense information.

Evaluation and Review of Reserves

The reserves estimates as of December 31, 2021 were prepared by Haas Petroleum Engineering Services, Inc. ("Haas Engineering"). Haas Engineering has provided reservoir engineering services, consulting and ongoing support for major and independent petroleum companies, public utilities, financial institutions, investors, and government agencies since 1980. Haas Engineering does not own an interest in NACCO or any of the Company's properties, nor is it employed on a contingent basis. A copy of Haas Engineering's estimated proved reserve report as of December 31, 2021 is incorporated by reference herein to Exhibit 99.1 to this Form 10-K.

The properties evaluated are located in Alabama, Louisiana, Ohio, Pennsylvania, and Texas and represent all of the Company’s oil and gas reserves. A reserves audit is not the same as a financial audit. Reserve engineering is a subjective process of estimating volumes of economically recoverable oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation. As a result, the estimates of different engineers often vary. In addition, the results of drilling, testing, and production may justify revisions of such estimates. Accordingly, reserve estimates often differ from the quantities of oil and natural gas that are ultimately recovered. Estimates of economically recoverable oil and natural gas and of future net revenues are based on several variables and assumptions, all of which may vary from actual results, including geologic interpretation, prices, and future production rates and costs.

The reserves estimates have been prepared using standard engineering practices generally accepted by the petroleum industry. Decline curve analysis was used to estimate the remaining reserves of pressure depletion reservoirs with enough historical production data to establish decline trends. Reservoirs under non-pressure depletion drive mechanisms and non-producing reserves were estimated by volumetric analysis, research of analogous reservoirs, or a combination of both. Reserves have been estimated using deterministic and probabilistic methods. The appropriate methodology was used, as deemed necessary, to estimate reserves in conformance with SEC regulations. The maximum remaining reserves life assigned to wells included in this report is 50 years.

Total net proved reserves are defined as those natural gas and hydrocarbon liquid reserves to the Company's interests after deducting all royalties, overriding royalties, and reversionary interests owned by outside parties that become effective upon payout of specified monetary balances. All reserves estimates have been prepared using standard engineering practices generally accepted by the petroleum industry and conform to guidelines developed and adopted by the SEC.

Technologies Used in Reserve Estimation

The SEC’s reserves rules allow the use of techniques that have been proved effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty. The term “reasonable certainty” implies a high degree of confidence that the quantities of oil, natural gas and/or NGLs actually recovered will equal or exceed the estimate. To achieve reasonable certainty, the Company employed technologies that have been demonstrated to yield results with consistency and repeatability. The technologies and economic data used in the estimation of the Company’s proved reserves include, but are not limited to, well logs, geologic maps, seismic data, well test data, production data, historical price and cost information and property ownership interests. The accuracy of the estimates of the Company’s reserves is a function of:

•the quality and quantity of available data and the engineering and geological interpretation of that data;
•estimates regarding the amount and timing of future operating costs, development costs and workovers, all of which may vary considerably from actual results;
•future prices of oil, natural gas and NGLs, which may vary considerably from those estimated; and
•the judgment of the persons preparing the estimates.

The following table presents the Company's estimated net proved oil and natural gas reserves as of December 31, 2021 based on the reserve report prepared by Haas Engineering, the Company’s independent petroleum engineering firm. All of the Company’s reserves are located in the United States.

	Net reserves as of December 31, 2021
	Oil (bbl) (1)	NGL (bbl) (1)	Residue gas (Mcf) (2)
Proved developed	167,430	282,230	16,617,360
Proved undeveloped	220	90	1,210
Total	167,650	282,320	16,618,570
(1) Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume.

(2) Mcf. One thousand cubic feet of natural gas at the contractual pressure and temperature bases.

As an owner of mineral and royalty interests and not working interests, the Company is not required to make capital expenditures and did not make capital expenditures to convert proved undeveloped reserves from undeveloped to developed.

Internal Control Disclosure

The Company's internal staff works closely with Haas Engineering to ensure the integrity, accuracy and timeliness of the data used to calculate proved reserves relating to NACCO's assets. Internal technical team members met with independent reserve engineers periodically during the period covered by the reserves report to discuss the assumptions and methods used in the proved reserve estimation process.

The preparation of the Company's proved reserve estimates are completed in accordance with internal control procedures. These procedures, which are intended to ensure reliability of reserve estimations, include the following:
•Review and verification of historical production data, which data is based on actual production as reported by third-party producers who lease the Company’s royalty and mineral interests;
•Preparation of reserve estimates by Haas Engineering under the direct supervision of internal staff;
•Review by the President of Catapult Mineral Partners of all of the Company's reported proved reserves at the close of each quarter, including the review of all significant reserve changes;
•Verification of property ownership by the Company's land department; and
•No employee’s compensation is tied to the amount of reserves booked.

The Minerals Management Segment’s Business Operations Manager is the technical person primarily responsible for overseeing the preparation of the internal reserve estimates and for coordinating with Haas Engineering in the preparation of the third-party reserve report. The Business Operations Manager has over 10 years of industry experience with positions of increasing responsibility and reports directly to the President of Catapult Mineral Partners, the Company’s business unit focused on managing and expanding the Company’s portfolio of oil and gas mineral and royalty interests.

Headquarter locations

NACCO leases office space in Mayfield Heights, Ohio, a suburb of Cleveland, Ohio, which serves as its corporate headquarters.

Coal Mining and Minerals Management lease corporate headquarters office space in Plano, Texas.
NAMining leases office and warehouse space in Medley, Florida.

PART II

Item 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: An evaluation was carried out under the supervision and with the participation of the Company's management, including the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company's management concluded at the time of the Original Filing that our disclosure controls and procedures were effective as of December 31, 2021. Solely as a result of the changes we had to make to the mining disclosures as described elsewhere in this Amendment, the Company's management has re-performed an evaluation and have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2021 regarding the mining property disclosure of Mineral Resources and Mineral Reserves. Because the amended and omitted disclosures do not affect our financial statements, there is no change to our conclusion of the effectiveness of our internal control over financial reporting as of December 31, 2021 set forth in the Original Filing.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management's report on internal control over financial reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation under the framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2021. The Company's effectiveness of internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, set forth in the Original Filing.

Changes in internal control: There have been no changes in the Company's internal control over financial reporting, that occurred during the fourth quarter of 2021, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following exhibits, as required by Item 601 of Regulation S-K, are filed with this Amendment.

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

4.7
Third Amendment to Amended and Restated Stockholders' Agreement, dated as of February 11, 2022, by and among the Depository, NACCO Industries, Inc., the new Participating Stockholders identified on the signature pages thereto and the Participating Stockholders under the Amended and Restated Stockholders' Agreement, dated as of September 29, 2017, as amended, is incorporated by reference to Exhibit 99.8 of the Company's General statement of acquisition of beneficial ownership on Form SC 13D, filed on February 11, 2022, Commission File Number 1-9172.

4.8	Description of Securities is incorporated herein by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, Commission File Number 1-9172.

Exhibit Number	Exhibit Description
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

10.3*
NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan (Amended and Restated March 1, 2021) is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on May 19, 2021, Commission File Number 1-9172.

10.4*
NACCO Industries, Inc. Non-Employee Directors' Equity Compensation Plan (Amended and Restated May 8, 2019) is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on May 8, 2019, Commission File Number 1-9172.

10.5*
NACCO Industries, Inc. Non-Employee Directors' Equity Compensation Plan (Amended and Restated May 19, 2021) is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed by the Company on May 19, 2021, Commission File Number 1-9172.

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

10.13
Amendment to Consulting Agreement, dated as of December 21, 2021, between NACCO Industries, Inc. and Alfred M. Rankin, Jr., is incorporated by reference to Exhibit 10.1 of NACCO Industries, Inc.'s Current Report on Form 8-K, filed on December 22, 2021, Commission File Number 1-9172.

10.14*
NACCO Industries, Inc. Short-Term Incentive Compensation Plan (Effective as of March 1, 2019) is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on February 13, 2019, Commission File Number 1-9172.

10.15*
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

Exhibit Number	Exhibit Description
10.18*
Amendment No. 2 to The North American Coal Corporation Supplemental Retirement Benefit Plan (Amended and Restated as of January 1, 2008) is incorporated herein by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, Commission File Number 1-9172.

10.19
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

10.21
Second Amendment to Coteau Lignite Sales Agreement by and between The Coteau Properties Company and Dakota Coal Company, dated as of January 1, 1997, is incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.+

10.22
Option and Put Agreement by and among The North American Coal Corporation, Dakota Coal Company and the State of North Dakota, dated as of January 1, 1990, is incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.

10.23
First Amendment to the Option and Put Agreement by and among The North American Coal Corporation, Dakota Coal Company and the State of North Dakota, dated as of June 1, 1994, is incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.

10.24
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

10.26
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

10.29 ^
Amendment No. 2 to Lignite Sales Agreement, Settlement Agreement and Release by and between Mississippi Lignite Mining Company and Choctaw Generation Limited Partnership, LLLP, dated as of November 24, 2021.

10.30
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

10.33
Amendment No. 3 to Second Restatement of Coal Sales Agreement, by and between The Falkirk Mining Company and Great River Energy, dated as of January 1, 2019, is incorporated herein by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, Commission File Number 1-9172.

Exhibit Number	Exhibit Description
10.34
Restatement of Option Agreement by and among The Falkirk Mining Company, Cooperative Power Association, United Power Association, and the State of North Dakota, dated as of January 1, 1997, is incorporated herein by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.

10.35
Termination Agreement and Release, by and among The Falkirk Mining Company, Great River Energy and NoDak Energy Investments Corporation, dated June 30, 2021, is incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q, filed by the Company on August 4, 2021, Commission File Number 1-9172.

10.36 ^	Amendment No. 1 to Termination Agreement and Release, by and between The Falkirk Mining Company, NoDak Energy Investments Corporation and Great River Energy, dated as of December 28, 2021.
10.37 ***
Coal Sales Agreement, by and between The Falkirk Mining Company and Rainbow Energy Center, LLC, dated June 30, 2021, is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed by the Company on August 4, 2021, Commission File Number 1-9172.

10.38 ***
Guaranty by REMC Assets, LP, dated June 17, 2021, is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed by the Company on August 4, 2021, Commission File Number 1-9172.

10.39 ***
Mortgage, Assignment of Leases, Rents and As-Extracted Collateral, Security Agreement, Financing Statement and Fixture Filing, by and between The Falkirk Mining Company and Rainbow Energy Center, LLC, dated June 30, 2021, is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed by the Company on August 4, 2021, Commission File Number 1-9172.

10.40
Security Agreement, by and between The Falkirk Mining Company and Rainbow Energy Center, LLC, dated June 30, 2021, is incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, filed by the Company on August 4, 2021, Commission File Number 1-9172.

10.41
Option Agreement, by and between The Falkirk Mining Company, Rainbow Energy Center, LLC and the State of North Dakota, Doing Business as The Bank of North Dakota, dated June 30, 2021, is incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q, filed by the Company on August 4, 2021, Commission File Number 1-9172.

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

10.52*
Amendment No. 3 to The North American Coal Corporation Supplemental Retirement Benefit Plan (Amended and Restated as of January 1, 2008) is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed by the Company on October 30, 2013, Commission File Number 1-9172.

10.53*
Amendment No. 4 to The North American Coal Corporation Supplemental Retirement Benefit Plan (Amended and Restated as of January 1, 2008) is incorporated herein by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, Commission File Number 1-9172.

10.54*
Amendment No. 5 to The North American Coal Corporation Supplemental Retirement Benefit Plan (Amended and Restated as of January 1, 2008) is incorporated herein by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, Commission File Number I-9172.

10.55*
Amendment No. 6 to The North American Coal Corporation Supplemental Retirement Benefit Plan (Amended and Restated as of January 1, 2008) is incorporated herein by reference to Exhibit 10.52 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, Commission File Number I-9172.

10.56
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

10.59
Amended and Restated Credit Agreement by and among The North American Coal Corporation and the Guarantors party thereto and the Lenders party thereto and KeyBank National Association as Syndication Agent, PNC Bank National Association as Administrative Agent and KeyBanc Capital Markets Inc. and PNC Capital Markets LLC as Joint Lead Arrangers and Joint Bookrunners, dated as of November 12, 2021 is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on November 15, 2021, Commission File Number 1-9172.

10.60
Revolving Credit Commitment Increase Agreement, dated as of December 10, 2021 is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on December 13, 2021. Commission File Number 1-9172.

(21) ^     Subsidiaries.

(23)     Consents of experts and counsel.

23.1 ^	Consents of experts and counsel.
23.2**	Consent of Qualified Person
23.3**	Consent of Qualified Person
(24) Powers of Attorney.

24.1 ^	A copy of a power of attorney for John S. Dalrymple.
24.2 ^	A copy of a power of attorney for John P. Jumper.
24.3 ^	A copy of a power of attorney for Dennis W. LaBarre.
24.4 ^	A copy of a power of attorney for Michael S. Miller.
24.5 ^	A copy of a power of attorney for Richard de J. Osborne.
24.6 ^	A copy of a power of attorney for Alfred M. Rankin, Jr.
24.7 ^	A copy of a power of attorney for Matthew M. Rankin.
24.8 ^	A copy of a power of attorney for Roger F. Rankin.
24.9 ^	A copy of a power of attorney for Lori J. Robinson.
24.10 ^	A copy of a power of attorney for Robert S. Shapard.
24.11 ^	A copy of a power of attorney for Britton T. Taplin.

(31) Rule 13a-14(a)/15d-14(a) Certifications.

31(i)(1) **	Certification of J.C. Butler, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
31(i)(2) **	Certification of Elizabeth I. Loveman pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
(32) ^	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by J.C. Butler, Jr. and Elizabeth I. Loveman.
(95) ^	Mine Safety Disclosure Exhibit.
96.4**	Technical Report Summary relating to the Mississippi Lignite Mining Company, dated December 31, 2021 - Revision 1, as amended December 16, 2022.
(99.1) ^	Reserve Report of Catapult Mineral Partners.
(99.2) ^	Supplemental Figures Attachment.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item15(b) of this Annual Report on Form 10-K.

**	Filed herewith.

^	Previously filed as an exhibit to the Company's Annual Report on Form 10-K filed with the SEC on March 2, 2022.

***	Certain confidential information contained in this agreement has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

+	Portions of Exhibit have been omitted and filed separately with the Securities and Exchange Commission in reliance on Rule 24b-2 and an Order from the Commission granting the Company's request for confidential treatment dated March 27, 2013. Portions for which confidential treatment has been granted have been marked with three asterisks [***] and a footnote indicating "Confidential treatment requested".

++	Portions of Exhibit have been omitted and filed separately with the Securities and Exchange Commission in reliance on Rule 24b-2 and an Order from the Commission granting the Company's request for confidential treatment dated April 2, 2013. Portions for which confidential treatment has been granted have been marked with three asterisks [***] and a footnote indicating "Confidential treatment requested".

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NACCO Industries, Inc.
By:	/s/ Elizabeth I. Loveman
Elizabeth I. Loveman
Vice President and Controller (principal financial and accounting officer)

January 19, 2023