Form 10-Q
period 2023-03-31
NACCO INDUSTRIES INC
filed 2023-05-03
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☑
Number of shares of Class A Common Stock outstanding at April 28, 2023: 5,944,585
Number of shares of Class B Common Stock outstanding at April 28, 2023: 1,565,929

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31 2023	DECEMBER 31 2022
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$109,637	$110,748
Trade accounts receivable	31,039	37,940
Accounts receivable from affiliates	4,476	6,638
Inventories	71,246	71,488
Federal income tax receivable	15,098	15,687
Prepaid insurance	11,840	1,999
Other current assets	12,918	15,907
Total current assets	256,254	260,407
Property, plant and equipment, net	219,772	217,952
Intangibles, net	27,328	28,055
Investments in unconsolidated subsidiaries	13,945	14,927
Operating lease right-of-use assets	6,221	6,419
Other non-current assets	38,604	40,312
Total assets	$562,124	$568,072
LIABILITIES AND EQUITY
Accounts payable	$10,610	$11,952
Accounts payable to affiliates	868	1,362
Current maturities of long-term debt	2,943	3,649
Asset retirement obligations	2,497	1,746
Accrued payroll	7,922	18,105
Deferred revenue	2,044	833
Other current liabilities	7,128	6,623
Total current liabilities	34,012	44,270
Long-term debt	17,434	16,019
Operating lease liabilities	7,278	7,528
Asset retirement obligations	46,418	44,256
Pension and other postretirement obligations	4,778	5,082
Deferred income taxes	3,701	6,122
Liability for uncertain tax positions	9,004	9,329
Other long-term liabilities	7,813	8,500
Total liabilities	130,438	141,106
Stockholders' equity
Common stock:
Class A, par value $1 per share, 5,944,585 shares outstanding (December 31, 2022 - 5,782,944 shares outstanding)	5,944	5,783
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,565,929 shares outstanding (December 31, 2022 - 1,566,129 shares outstanding)	1,566	1,566
Capital in excess of par value	24,109	23,706
Retained earnings	409,059	404,924
Accumulated other comprehensive loss	(8,992)	(9,013)
Total stockholders' equity	431,686	426,966
Total liabilities and equity	$562,124	$568,072

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31
	2023	2022
	(In thousands, except per share data)
Revenues	$50,141	$55,023
Cost of sales	46,784	39,176
Gross profit	3,357	15,847
Earnings of unconsolidated operations	13,824	14,592
Operating expenses
Selling, general and administrative expenses	14,876	14,784
Amortization of intangible assets	727	847
Gain on sale of assets	(236)	(136)
	15,367	15,495
Operating profit	1,814	14,944
Other (income) expense
Interest expense	545	513
Interest income	(1,155)	(145)
Closed mine obligations	409	380
Gain on equity securities	(628)	(518)
Other, net	(1,725)	(230)
	(2,554)	—
Income before income tax (benefit) provision	4,368	14,944
Income tax (benefit) provision	(1,324)	2,362
Net income	$5,692	$12,582

Earnings per share:
Basic earnings per share	$0.77	$1.73
Diluted earnings per share	$0.76	$1.72

Basic weighted average shares outstanding	7,428	7,253
Diluted weighted average shares outstanding	7,515	7,321

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED
	MARCH 31
	2023	2022
	(In thousands)
Net income	$5,692	$12,582
Reclassification of pension and postretirement adjustments into earnings, net of $6 and $35 tax benefit in the three months ended March 31, 2023 and March 31, 2022, respectively.	21	118
Total other comprehensive income	21	118
Comprehensive income	$5,713	$12,700

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31
	2023	2022
	(In thousands)
Operating activities
Net cash provided by (used for) operating activities	$6,254	$(1,070)

Investing activities
Expenditures for property, plant and equipment and acquisition of mineral interests	(7,879)	(4,649)
Proceeds from the sale of property, plant and equipment	272	135
Proceeds from the sale of private company equity units	1,153	—
Other	(10)	(15)
Net cash used for investing activities	(6,464)	(4,529)

Financing activities
Additions to long-term debt	2,112	3,348
Reductions of long-term debt	(1,456)	(2,689)
Net additions to revolving credit agreements	—	2,000
Cash dividends paid	(1,557)	(1,445)
Net cash (used for) provided by financing activities	(901)	1,214

Cash and cash equivalents
Total decrease for the period	(1,111)	(4,385)
Balance at the beginning of the period	110,748	86,005
Balance at the end of the period	$109,637	$81,620
See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2022	$5,616	$1,567	$16,331	$336,778	$(8,176)	$352,116
Stock-based compensation	145	—	978	—	—	1,123
Conversion of Class B to Class A shares	1	(1)	—	—	—	—
Net income	—	—	—	12,582	—	12,582
Cash dividends on Class A and Class B common stock: $0.1975 per share	—	—	—	(1,445)	—	(1,445)
Reclassification adjustment to net income, net of tax	—	—	—	—	118	118
Balance, March 31, 2022	$5,762	$1,566	$17,309	$347,915	$(8,058)	$364,494

Balance, January 1, 2023	$5,783	$1,566	$23,706	$404,924	$(9,013)	$426,966
Stock-based compensation	161	—	403	—	—	564
Net income	—	—	—	5,692	—	5,692
Cash dividends on Class A and Class B common stock: $0.2075 per share	—	—	—	(1,557)	—	(1,557)
Reclassification adjustment to net income, net of tax	—	—	—	—	21	21
Balance, March 31, 2023	$5,944	$1,566	$24,109	$409,059	$(8,992)	$431,686

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
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

During the three months ended March 31, 2023, the Coal Mining segment's operating coal mines were: The Coteau Properties Company (“Coteau”), Coyote Creek Mining Company, LLC (“Coyote Creek”), The Falkirk Mining Company (“Falkirk”), Mississippi Lignite Mining Company (“MLMC”) and The Sabine Mining Company (“Sabine”).

Sabine operates the Sabine Mine in Texas. All production from Sabine is delivered to Southwestern Electric Power Company's (“SWEPCO”) Henry W. Pirkey Plant (the “Pirkey Plant”). SWEPCO is an American Electric Power (“AEP”) company. As a result of the early retirement of the Pirkey Plant, Sabine ceased deliveries in March 2023 and final reclamation began on April 1, 2023. Funding for mine reclamation is the responsibility of SWEPCO, and Sabine will receive compensation for providing mine reclamation services.

The United States Environmental Protection Agency (the “EPA”) has a comprehensive regulatory program to manage the disposal of coal combustion residuals (“CCR”) from coal-fired power plants as non-hazardous material under the Resource Conservation and Recovery Act (“RCRA”). Individual states administer some or all of the provisions of RCRA. The North Dakota Department of Environmental Quality approved Falkirk’s customer's plan for an alternate disposal liner to store coal ash at the Coal Creek Station power plant. In the first quarter of 2023, the EPA proposed to deny the application. If denied, a new liner or new waste management unit(s) may need to be installed which could result in the temporary suspension of operations at Coal Creek Station. Falkirk is the sole supplier of lignite to Coal Creek Station. Any suspension of operations at Coal Creek Station would eliminate the need for lignite coal during the suspension period. Any such suspension of operations at Coal Creek Station or any of the power plants supplied by the Company's mines could have a material adverse effect on the Company’s business, financial condition and results of operations. See page 18 for further information on the Resource Conservation and Recovery Act.

MLMC is the exclusive supplier of lignite to the Red Hills Power Plant in Ackerman, Mississippi. Choctaw Generation Limited Partnership ("CGLP") leases the Red Hills Power Plant from a Southern Company subsidiary pursuant to a leveraged lease arrangement. CGLP's ability to make required payments to the Southern Company subsidiary is dependent on the operational performance of the Red Hills Power Plant. During 2022, Southern Company disclosed that it provided notice to the lessee, CGLP, to terminate the related operating and maintenance agreement effective June 30, 2023. Subsequently, CGLP failed to make the semi-annual lease payment due in December 2022 and as a result, the Southern Company subsidiary was unable to make its corresponding payment to the debtholders. The parties to the lease have entered into a forbearance agreement which suspends the related contractual rights of the parties while they continue restructuring negotiations, which could result in rescission of the termination notice. The ultimate outcome of this matter cannot be determined at this time but could have a material impact on the Company's financial statements if the operating and maintenance agreement is terminated.

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

All operating coal mines other than MLMC meet the definition of a variable interest entity ("VIE"). In each case, NACCO is not the primary beneficiary of the VIE as it does not exercise financial control; therefore, NACCO does not consolidate the results of these operations within its financial statements. Instead, these contracts are accounted for as equity method investments. The income before income taxes associated with these VIEs is reported as Earnings of unconsolidated operations on the Unaudited Condensed Consolidated Statements of Operations and the Company’s investment is reported on the line Investments in unconsolidated subsidiaries in the Unaudited Condensed Consolidated Balance Sheets. The mines that meet the definition of a VIE are referred to collectively as the “Unconsolidated Subsidiaries.” For tax purposes, the Unconsolidated Subsidiaries are included within the NACCO consolidated U.S. tax return; therefore, the Income tax (benefit) provision line on the Unaudited Condensed Consolidated Statements of Operations includes income taxes related to these entities. See Note 6 for further information on the Unconsolidated Subsidiaries.

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

NAMining Segment
The NAMining segment provides value-added contract mining and other services for producers of industrial minerals. The segment is a platform for the Company’s growth and diversification of mining activities outside of the thermal coal industry. NAMining provides contract mining services for independently owned mines and quarries, creating value for its customers by performing the mining aspects of its customers’ operations. This allows customers to focus on their areas of expertise: materials handling and processing, product sales and distribution. As of March 31, 2023, NAMining operates mines in Florida, Texas, Arkansas, Indiana, Virginia and Nebraska and will serve as exclusive contract miner for the Thacker Pass lithium project in northern Nevada.

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

The Minerals Management segment owns royalty interests, mineral interests, non-participating royalty interests and overriding royalty interests.

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

•Non-Participating Royalty Interest (“NPRIs”). NPRI is an interest in oil and gas production which is created from the mineral estate. The NPRI is expense-free, bearing no operational costs of production. The term “non-participating” indicates that the interest owner does not share in the bonus, rentals from a lease, nor the right to participate in the execution of oil and gas leases. The NPRI owner does, however, typically receive royalty payments.

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

Other Items: On December 1, 2022, the Company transferred its ownership interest in Midwest AgEnergy, LLC to HLCP Ethanol Holdco, LLC (“HLCP”). The Company received a payment of $1.2 million in the first quarter of 2023 in connection with a post-closing purchase price adjustment, which is included on the line "Other, net" within the accompanying Unaudited Consolidated Statements of Operations.

The HLCP acquisition agreement includes two contingent earn-out arrangements under which additional payments are possible. The first earn-out is based on the achievement of EBITDA targets through December 31, 2024. The second earn-out is based on the development of a carbon dioxide pipeline that will support a carbon dioxide sequestration project over a four-year period commencing on the transaction closing date. Additional payments to NACCO could range from $0 to approximately $12.9 million based on achievement of the two earn-outs as well as payment of amounts held in escrow to address potential indemnity claims during the 12-month period following the transaction date. Any future payments associated with the earn-outs or amounts held in escrow will be recognized when realized, consistent with the accounting for gain contingencies.

During the first quarter of 2023, the Company’s wholly-owned subsidiary, Caddo Creek Resources Company (“Caddo Creek”), acquired 100% of the membership interests in the Marshall Mine located outside of Marshall, Texas from Advanced Emissions Solutions (“ADES”). Prior to the acquisition, Caddo Creek was performing mine reclamation under a fixed price contract with ADES. The Company received $2.2 million of cash, assumed the asset retirement obligation estimated to be approximately $1.9 million and recognized a gain of approximately $0.3 million.

Basis of Presentation: These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at March 31, 2023, the results of its operations, comprehensive income, cash flows and changes in equity for the three months ended March 31, 2023 and 2022 have been included. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

The balance sheet at December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. GAAP for complete financial statements.

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
Prior Period Performance Obligations
The Company records royalty income in the month production is delivered to the purchaser. As a non-operator, the Company has limited visibility into when new wells start producing and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Company is required to estimate the amount of production delivered to the purchaser of the product and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded in "Trade accounts receivable" in the accompanying Unaudited Condensed Consolidated Balance Sheets. The difference between the Company’s estimates and the actual amounts received is recorded in the month that payment is received from the third-party lessee. For the three months ended March 31, 2023, royalty income recognized in the reporting period related to performance obligations satisfied in prior reporting periods was immaterial. For the three months ended March 31, 2022, royalty income of $2.1 million was recognized for a settlement related to the Company’s ownership interest in certain mineral rights.

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

	THREE MONTHS ENDED
	MARCH 31
	2023	2022
Timing of Revenue Recognition
Goods transferred at a point in time	$20,146	$20,373
Services transferred over time	29,995	34,650
Total revenues	$50,141	$55,023

Contract Balances
The opening and closing balances of the Company’s current and long-term accounts receivable, contract assets and contract liabilities are as follows:

	Contract balances
	Trade accounts receivable	Contract asset (current)	Contract asset (long-term)	Contract liability (current)	Contract liability (long-term)
Balance, January 1, 2023	$37,940	$409	$5,985	$833	$1,709
Balance, March 31, 2023	31,039	—	3,555	2,044	827
Increase (decrease)	$(6,901)	$(409)	$(2,430)	$1,211	$(882)

As described above, the Company enters into royalty contracts that grant exclusive right, title, and interest in and to minerals. The transaction price consists of a variable sales-based royalty and, in certain arrangements, a fixed component in the form of an up-front lease bonus payment. The timing of the payment of the fixed portion of the transaction price is upfront, however, the performance obligation is satisfied over the primary term of the contract, which is generally three to five years. Therefore, at the time any such up-front payment is received, a contract liability is recorded which represents deferred revenue. The amount of royalty revenue recognized in both of the three months ended March 31, 2023 and 2022 that was included in the opening contract liability was $0.2 million. This revenue consists of up-front lease bonus payments received under royalty contracts that are recognized over the primary term of the royalty contracts, which are generally three to five years.

The Company expects to recognize an additional $1.9 million in the remainder of 2023, $0.6 million in 2024, $0.3 million in 2025 and $0.1 million in 2026 and 2027 related to the contract liability remaining at March 31, 2023. The difference between the opening and closing balances of the Company’s contract balances results from the timing difference between the Company’s performance and the customer’s payment.

The Company has no contract assets recognized from the costs to obtain or fulfill a contract with a customer.

NOTE 3—Inventories

Inventories are summarized as follows:

	MARCH 31 2023	DECEMBER 31 2022
Coal	$26,229	$27,927
Mining supplies	45,017	43,561
Total inventories	$71,246	$71,488

During the first quarter of 2023, the Company recorded a $2.4 million inventory impairment charge in the line “Cost of sales” in the accompanying Unaudited Consolidated Statements of Operations as mining costs exceeded net realizable value at MLMC.

NOTE 4—Stockholders' Equity

Stock Repurchase Program: On November 10, 2021, the Company's Board of Directors approved a stock repurchase program ("2021 Stock Repurchase Program") providing for the purchase of up to $20.0 million of the Company’s outstanding Class A common stock through December 31, 2023.

The timing and amount of any repurchases under the 2021 Stock Repurchase Program are determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives, market conditions for the Company's Class A Common Stock and other legal and contractual restrictions. The 2021 Stock Repurchase Program does not require the Company to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Company without prior notice and may be executed through open market purchases, privately negotiated transactions or otherwise. All or part of the repurchases under the 2021 Stock Repurchase Program may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be restricted from doing so under applicable securities laws. The Company has not repurchased any shares of common stock under the 2021 Stock Repurchase Program through March 31, 2023.

NOTE 5—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Date	(Level 1)	(Level 2)	(Level 3)
	March 31, 2023
Assets:
Equity securities	$16,172	$16,172	$—	$—
	$16,172	$16,172	$—	$—

	December 31, 2022
Assets:
Equity securities	$15,534	$15,534	$—	$—
	$15,534	$15,534	$—	$—

Bellaire Corporation (“Bellaire”) is a non-operating subsidiary of the Company with legacy liabilities relating to closed mining operations, primarily former Eastern U.S. underground coal mining operations. Prior to 2022, Bellaire contributed $5.0 million to establish a mine water treatment trust (the "Mine Water Treatment Trust") to assure the long-term treatment of post-mining discharge. Bellaire's Mine Water Treatment Trust invests in equity securities that are reported at fair value based upon quoted market prices in active markets for identical assets; therefore, they are classified as Level 1 within the fair value hierarchy. The Company recognized a gain of $0.6 million and a loss of $0.7 million during the three months ended March 31, 2023 and 2022, respectively, related to the Mine Water Treatment Trust.

Prior to 2022, the Company invested $2.0 million in equity securities of a public company with a diversified portfolio of royalty producing mineral interests. The investment is reported at fair value based upon quoted market prices in active markets for identical assets; therefore, it is classified as Level 1 within the fair value hierarchy. The Company recognized a gain of $0.1 million and $1.2 million during the three months ended March 31, 2023 and 2022, respectively, related to the investment in these equity securities.

The change in fair value of equity securities is reported on the line Gain on equity securities in the Other (income) expense section of the Unaudited Condensed Consolidated Statements of Operations.

There were no transfers into or out of Levels 1, 2 or 3 during the three months ended March 31, 2023 and 2022.

NOTE 6—Unconsolidated Subsidiaries

Each of the Company's wholly owned Unconsolidated Subsidiaries, within the Coal Mining and NAMining segments, meet the definition of a VIE. The Unconsolidated Subsidiaries are capitalized primarily with debt financing provided by or supported by their respective customers, and generally without recourse to NACCO and NACoal. Although the Company owns 100% of the equity and manages the daily operations of the Unconsolidated Subsidiaries, the Company has determined that the equity capital provided by the Company is not sufficient to adequately finance the ongoing activities or absorb any expected losses without additional support from the customers. The customers have a controlling financial interest and have the power to direct the activities that most significantly affect the economic performance of the entities. As a result, the Company is not the primary beneficiary and therefore does not consolidate these entities' financial positions or results of operations. See Note 1 for a discussion of these entities.

The Investment in the unconsolidated subsidiaries and related tax positions totaled $13.9 million and $14.9 million at March 31, 2023 and December 31, 2022, respectively. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $4.5 million and $7.1 million at March 31, 2023 and December 31, 2022, respectively. Earnings of unconsolidated operations were $13.8 million and $14.6 million during the three months ended March 31, 2023 and 2022, respectively.

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

The following tables present revenue, operating profit, capital expenditures and depreciation expense:

	THREE MONTHS ENDED
	MARCH 31
	2023	2022
Revenues
Coal Mining	$20,653	$20,962
NAMining	20,633	21,404
Minerals Management	8,285	12,754
Unallocated Items	1,191	192
Eliminations	(621)	(289)
Total	$50,141	$55,023

Operating profit (loss)
Coal Mining	$313	$7,352
NAMining	830	1,271
Minerals Management	6,044	11,628
Unallocated Items	(5,353)	(5,439)
Eliminations	(20)	132
Total	$1,814	$14,944

Expenditures for property, plant and equipment and acquisition of mineral interests
Coal Mining	$2,686	$1,720
NAMining	4,423	1,820
Minerals Management	344	833
Unallocated Items	426	276
Total	$7,879	$4,649

Depreciation, depletion and amortization
Coal Mining	$4,240	$4,038
NAMining	1,886	1,467
Minerals Management	811	578
Unallocated Items	82	44
Total	$7,019	$6,127

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

During the three months ended March 31, 2023, the Coal Mining segment's operating coal mines were: The Coteau Properties Company (“Coteau”), Coyote Creek Mining Company, LLC (“Coyote Creek”), The Falkirk Mining Company (“Falkirk”), Mississippi Lignite Mining Company (“MLMC”) and The Sabine Mining Company (“Sabine”).

Sabine operates the Sabine Mine in Texas. All production from Sabine is delivered to Southwestern Electric Power Company's (“SWEPCO”) Henry W. Pirkey Plant (the “Pirkey Plant”). SWEPCO is an American Electric Power (“AEP”) company. As a result of the early retirement of the Pirkey Plant, Sabine ceased deliveries in March 2023 and final reclamation began on April 1, 2023. Funding for mine reclamation is the responsibility of SWEPCO, and Sabine will receive compensation for providing mine reclamation services.

MLMC is the exclusive supplier of lignite to the Red Hills Power Plant in Ackerman, Mississippi. Choctaw Generation Limited Partnership ("CGLP") leases the Red Hills Power Plant from a Southern Company subsidiary pursuant to a leveraged lease arrangement. CGLP's ability to make required payments to the Southern Company subsidiary is dependent on the operational performance of the Red Hills Power Plant. During 2022, Southern Company disclosed that it provided notice to the lessee, CGLP, to terminate the related operating and maintenance agreement effective June 30, 2023. Subsequently, CGLP failed to make the semi-annual lease payment due in December 2022 and as a result, the Southern Company subsidiary was unable to make its corresponding payment to the debtholders. The parties to the lease have entered into a forbearance agreement which suspends the related contractual rights of the parties while they continue restructuring negotiations, which could result in rescission of the termination notice. The ultimate outcome of this matter cannot be determined at this time but could have a material impact on the Company's financial statements if the operating and maintenance agreement is terminated.

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

All operating coal mines other than MLMC meet the definition of a variable interest entity ("VIE"). In each case, NACCO is not the primary beneficiary of the VIE as it does not exercise financial control; therefore, NACCO does not consolidate the results of these operations within its financial statements. Instead, these contracts are accounted for as equity method investments. The income before income taxes associated with these VIEs is reported as Earnings of unconsolidated operations on the Unaudited Condensed Consolidated Statements of Operations and the Company’s investment is reported on the line Investments in unconsolidated subsidiaries in the Unaudited Condensed Consolidated Balance Sheets. The mines that meet the definition of a VIE are referred to collectively as the “Unconsolidated Subsidiaries.” For tax purposes, the Unconsolidated Subsidiaries are included within the NACCO consolidated U.S. tax return; therefore, the Income tax (benefit) provision line on the Unaudited Condensed Consolidated Statements of Operations includes income taxes related to these entities. See Note 6 for further information on the Unconsolidated Subsidiaries.

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

See page 18 for information on the Resource Conservation and Recovery Act.

NAMining Segment
The NAMining segment provides value-added contract mining and other services for producers of industrial minerals. The segment is a platform for the Company’s growth and diversification of mining activities outside of the thermal coal industry. NAMining provides contract mining services for independently owned mines and quarries, creating value for its customers by performing the mining aspects of its customers’ operations. This allows customers to focus on their areas of expertise: materials handling and processing, product sales and distribution. As of March 31, 2023, NAMining operates mines in Florida, Texas, Arkansas, Indiana, Virginia and Nebraska and will serve as exclusive contract miner for the Thacker Pass lithium project in northern Nevada.

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

The Minerals Management segment owns royalty interests, mineral interests, non-participating royalty interests and overriding royalty interests.

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

•Non-Participating Royalty Interest (“NPRIs”). NPRI is an interest in oil and gas production which is created from the mineral estate. The NPRI is expense-free, bearing no operational costs of production. The term “non-participating” indicates that the interest owner does not share in the bonus, rentals from a lease, nor the right to participate in the execution of oil and gas leases. The NPRI owner does, however, typically receive royalty payments.

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

RESOURCE CONSERVATION AND RECOVERY ACT ("RCRA")

The RCRA affects coal mining operations by establishing requirements for the treatment, storage and disposal of wastes, including hazardous wastes. Coal mine wastes, such as overburden and coal cleaning wastes, currently are exempted from hazardous waste management. In 2014, the U.S. Environmental Protection Agency (the “EPA”) finalized a rule specifying management standards for coal combustion residuals or coal ash ("CCRs") as a non-hazardous waste. In 2018, the EPA finalized revisions to the 2014 regulations in response to litigation of the 2014 rule. One revision allows a state director (in a state with an approved CCR permit program) or the EPA (where EPA is the permitting authority) to suspend groundwater monitoring requirements if there is evidence that there is no potential for migration of hazardous constituents to the uppermost aquifer during the active life of the unit and post closure care. The second revision allows issuance of technical certifications in lieu of a professional engineer. In addition, the EPA revised the groundwater protection standards and extended the deadline for some facilities that must close CCR units. In 2020, the EPA finalized additional changes to the CCR rule that classified all clay-lined surface impoundments that receive CCR as unlined, which triggered a pond closure date of April 2021 for impoundments that failed the aquifer location restriction. The EPA also established alternative deadlines to cease receipt of waste to include new site-specific alternatives due to lack of capacity with a deadline to initiate closure no later than October 15, 2023 and a new site-specific alternative due to permanent cessation of coal-fired boilers with two deadlines to complete closure: (a) no later than October 17, 2023 for surface impoundments 40 acres or smaller; and (b) October 17, 2028 for surface impoundments larger than 40 acres. Additionally, the CCR Part B Final Rule allowed facilities to demonstrate that there is no reasonable probability of adverse effects to human health and the environment at non-conforming units. These new rules may raise the cost for CCR disposal at coal-fired power plants, making them less competitive, and/or result in early closure which could have an adverse impact on demand for coal and ultimately result in the early closure of the mines servicing these plants, including closure of the Company's mines.

In compliance with the regulations, the owner of the Coal Creek Station power plant, Falkirk’s customer, submitted a Part B application to the EPA in 2020 asserting a unit complied with the CCR rules. In the first quarter of 2023, the EPA proposed to deny the owner’s application. The owner and other parties have submitted additional information and comments supporting the owner’s position and, as of May 2, 2023, the EPA has not taken further action. If EPA ultimately denies the owner’s application, a new liner may need to be installed or new waste management processes and/or units may need to be constructed. Accordingly, it is possible that a denial by the EPA could require a temporary unit shut down. Any temporary unit shut down could result in a temporary suspension of operations at Coal Creek Station. Falkirk is the sole supplier of lignite to Coal Creek Station. Any suspension of operations at Coal Creek Station would eliminate the need for lignite coal during the suspension period. Any such suspension of operations at Coal Creek Station or any of the power plants supplied by the Company's mines could have a material adverse effect on the Company’s business, financial condition and results of operations.

The EPA rule exempts CCRs beneficially used at mine sites and reserves any regulation thereof to the Office of Surface Mining Reclamation and Enforcement ("OSMRE"). The OSMRE suspended all rulemaking actions on CCRs, but could re-initiate them in the future. The outcome of these rulemakings, and any subsequent actions by the EPA and OSMRE, could impact those Company operations that beneficially use CCRs. If the Company were unable to beneficially use CCRs, its revenues for handling CCRs from its customers may decrease and its costs may increase due to the purchase of alternative materials for beneficial uses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Refer to the discussion of the Company's Critical Accounting Policies and Estimates as disclosed on pages 52 through 54 in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The Company's Critical Accounting Policies and Estimates have not materially changed since December 31, 2022.

CONSOLIDATED FINANCIAL SUMMARY

The results of operations for NACCO were as follows for the three months ended March 31:

	THREE MONTHS
	2023	2022
Revenues:
Coal Mining	$20,653	$20,962
NAMining	20,633	21,404
Minerals Management	8,285	12,754
Unallocated Items	1,191	192
Eliminations	(621)	(289)
Total revenue	$50,141	$55,023
Operating profit (loss):
Coal Mining	$313	$7,352
NAMining	830	1,271
Minerals Management	6,044	11,628
Unallocated Items	(5,353)	(5,439)
Eliminations	(20)	132
Total operating profit	1,814	14,944
Interest expense	545	513
Interest income	(1,155)	(145)
Closed mine obligations	409	380
Gain on equity securities	(628)	(518)
Other, net	(1,725)	(230)
Other (income) expense, net	(2,554)	—
Income before income tax (benefit) provision	4,368	14,944
Income tax (benefit) provision	(1,324)	2,362
Net income	$5,692	$12,582

Effective income tax rate	(30.3)%	15.8%

The components of the change in revenues and operating profit are discussed below in "Segment Results."

First Quarter of 2023 Compared with First Quarter of 2022

Other (income) expense, net

Interest income increased $1.0 million primarily due to a higher average invested cash balance during 2023 compared with 2022 as well as an increase in interest rates.

Gain on equity securities represents changes in the market price of invested assets reported at fair value. The change in the first three months of 2023 compared with the 2022 period was due to fluctuations in the market prices of the exchange-traded equity securities. See Note 5 to the Unaudited Condensed Consolidated Financial Statements for further discussion of equity securities.

On December 1, 2022, the Company transferred its ownership interest in Midwest AgEnergy, LLC (“MAG”) to HLCP Ethanol Holdco, LLC (“HLCP”). The Company received a payment of $1.2 million in the first quarter of 2023 in connection with a post-closing purchase price adjustment, which is included on the line "Other, net" within the accompanying Unaudited Consolidated Statements of Operations. See Note 1 to the Unaudited Condensed Consolidated Financial Statement for further discussion of MAG.

Income Taxes

The Company evaluates and updates its estimated annual effective income tax rate on a quarterly basis based on current and forecasted operating results and tax laws. Consequently, based upon the mix and timing of actual earnings compared to projections of earnings between entities that benefit from percentage depletion and those that do not, the effective tax rate may vary quarterly. The benefit of percentage depletion is not directly related to the amount of consolidated pre-tax income recorded in a period. Accordingly, as a result of the significant reduction in 2023 forecasted income before income tax compared with 2022, the proportional effect of the benefit from percentage depletion on the effective income tax rate results in a negative forecasted effective tax rate for 2023. Changes in the estimated annual effective tax rate result in a cumulative adjustment.

LIQUIDITY AND CAPITAL RESOURCES OF NACCO

Cash Flows

The following tables detail NACCO's changes in cash flow for the three months ended March 31:

	2023	2022	Change
Operating activities:
Net cash provided by (used for) operating activities	$6,254	$(1,070)	$7,324

Investing activities:
Expenditures for property, plant and equipment and acquisition of mineral interests	(7,879)	(4,649)	(3,230)
Other	1,415	120	1,295
Net cash used for investing activities	(6,464)	(4,529)	(1,935)
Cash flow before financing activities	$(210)	$(5,599)	$5,389

The $7.3 million change in net cash provided by (used for) operating activities was primarily due to a net favorable change in working capital, partially offset by a decrease in net income.

	2023	2022	Change
Financing activities:
Net borrowings to long-term debt and revolving credit agreement	$656	$2,659	$(2,003)
Cash dividends paid	(1,557)	(1,445)	(112)
Net cash (used for) provided by financing activities	$(901)	$1,214	$(2,115)

The change in net cash (used for) provided by financing activities was primarily due to fewer borrowings under the Company’s revolving line of credit during the first three months of 2023 compared with the first three months of 2022.

Financing Activities

Financing arrangements are obtained and maintained at the NACoal level. NACoal has a secured revolving line of credit of up to $150.0 million (the “NACoal Facility”) that expires in November 2025. There were no borrowings outstanding under the NACoal Facility at March 31, 2023. At March 31, 2023, the excess availability under the NACoal Facility was $117.0 million, which reflects a reduction for outstanding letters of credit of $33.0 million.

NACCO has not guaranteed any borrowings of NACoal. The borrowing agreements at NACoal allow for the payment to NACCO of dividends and advances under certain circumstances. Dividends (to the extent permitted by NACoal's borrowing agreement) and management fees are the primary sources of cash for NACCO and enable the Company to pay dividends to stockholders.

The NACoal Facility has performance-based pricing, which sets interest rates based upon NACoal achieving various levels of debt to EBITDA ratios, as defined in the NACoal Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective March 31, 2023, for base rate and LIBOR loans were 1.23% and 2.23%, respectively. The NACoal Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.34% on the unused commitment at March 31, 2023.

The NACoal Facility contains restrictive covenants, which require, among other things, NACoal to maintain a maximum net debt to EBITDA ratio of 2.75 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The NACoal Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to
EBITDA ratio of 1.50 to 1.00, or if greater than 1.50 to 1.00, a Fixed Charge Coverage Ratio of 1.10 to 1.00, in conjunction with maintaining unused availability thresholds of borrowing capacity, as defined in the NACoal Facility, of $15.0 million. At March 31, 2023, NACoal was in compliance with all financial covenants in the NACoal Facility.

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

Expenditures for property, plant and equipment and mineral interests

Expenditures for property, plant and equipment and mineral interests were $7.9 million during the first three months of 2023. Planned expenditures for the remainder of 2023 are expected to be approximately $32 million in the NAMining segment, $21 million in the Minerals Management segment, $10 million in the Coal Mining segment and $1 million at Mitigation Resources.

In the NAMining segment, 2023 capital expenditures are primarily related to the acquisition of equipment to be used at the
Thacker Pass lithium project. Sawtooth is the contract miner for the Thacker Pass project. Under the terms of the contract mining agreement, the customer will reimburse Sawtooth for these capital expenditures over a five-year period from the equipment acquisition date.

Expenditures are expected to be funded from internally generated funds and/or bank borrowings.

Capital Structure

NACCO's consolidated capital structure is presented below:

	MARCH 31 2023	DECEMBER 31 2022	Change
Cash and cash equivalents	$109,637	$110,748	$(1,111)
Other net tangible assets	336,347	329,045	7,302
Intangible assets, net	27,328	28,055	(727)
Net assets	473,312	467,848	5,464
Total debt	(20,377)	(19,668)	(709)
Bellaire closed mine obligations	(21,249)	(21,214)	(35)
Total equity	$431,686	$426,966	$4,720
Debt to total capitalization	5%	4%	1%

The increase in other net tangible assets at March 31, 2023 compared with December 31, 2022 was mainly the result of an increase in Prepaid insurance due to timing and a decrease in Accrued payroll for payments made during the first quarter of 2023 under the Company's incentive compensation plans. These increases were partially offset by a decrease in Trade accounts receivable due to lower revenue in the first quarter of 2023 compared with the fourth quarter of 2022.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2022, there have been no significant changes in the total amount of NACCO's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 58 in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of certain guarantees related to Coyote Creek.

SEGMENT RESULTS

COAL MINING SEGMENT

FINANCIAL REVIEW

Tons of coal delivered by the Coal Mining segment were as follows for the three months ended March 31:

	THREE MONTHS
	2023	2022
Unconsolidated operations	6,192	6,317
Consolidated operations	711	732
Total tons delivered	6,903	7,049

The results of operations for the Coal Mining segment were as follows for the three months ended March 31:

	THREE MONTHS
	2023	2022
Revenues	$20,653	$20,962
Cost of sales	25,878	18,850
Gross (loss) profit	(5,225)	2,112
Earnings of unconsolidated operations(a)	12,466	13,326
Selling, general and administrative expenses	6,437	7,239
Amortization of intangible assets	727	847
Gain on sale of assets	(236)	—
Operating profit	$313	$7,352

(a) See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.

Revenues in the first quarter of 2023 were comparable to the first quarter of 2022.

The following table identifies the components of change in operating profit for the first quarter of 2023 compared with the first quarter of 2022:

Operating Profit
2022	$7,352
Increase (decrease) from:
Gross profit, excluding inventory impairment charge	(4,913)
Inventory impairment charge	(2,424)
Earnings of unconsolidated operations	(860)
Selling, general and administrative expenses	802
Gain on sale of assets	236
Amortization of intangibles	120
2023	$313

Operating profit decreased $7.0 million in the first quarter of 2023 compared with the first quarter of 2022 due to a decrease in gross profit and a decrease in the earnings of unconsolidated operations, partially offset by lower selling, general and administrative expenses.

The decrease in gross profit was primarily due to an increase in the cost per ton delivered at MLMC as well as a $2.4 million inventory impairment charge. All production costs are capitalized into inventory at MLMC. The increase in cost per ton delivered at MLMC is due to costs associated with establishing operations in a new mine area and a reduction in the number of tons severed. The reduction in severed tons was due to adverse mining conditions caused by the amount of rain during the first quarter of 2023, as well as operational inefficiencies related to final mining activities at the existing mine area. Fewer tons severed caused a decrease in tons held in inventory since more tons were sold than produced during the first quarter of 2023, which resulted in an increase in the cost per ton and an inventory impairment charge to write down coal inventory to its net realizable value.

The decrease in earnings of unconsolidated operations was primarily due to a reduction in the per ton management fee at Falkirk effective May 2022 through May 2024 to support the transition of the Coal Creek Station Power Plant to Rainbow Energy. This decrease in earnings of unconsolidated operations was partly offset by improved results at Coteau and at Sabine.

The decrease in selling, general and administrative expenses was primarily due to lower professional service expenses.

NORTH AMERICAN MINING ("NAMining") SEGMENT

FINANCIAL REVIEW
Tons delivered by the NAMining segment were as follows for the three months ended March 31:

	THREE MONTHS
	2023	2022
Total tons delivered	14,829	13,962

The results of operations for the NAMining segment were as follows for the three months ended March 31:

	THREE MONTHS
	2023	2022
Total revenues	$20,633	$21,404
Reimbursable costs	12,092	12,016
Revenues excluding reimbursable costs	$8,541	$9,388

Total revenues	$20,633	$21,404
Cost of sales	19,241	19,650
Gross profit	1,392	1,754
Earnings of unconsolidated operations(a)	1,358	1,266
Selling, general and administrative expenses	1,920	1,754
Gain on sale of assets	—	(5)
Operating profit	$830	$1,271

(a) See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.

Total revenues decreased 3.6% in the first quarter of 2023 compared with the first quarter of 2022 primarily due to a reduction in revenue as final mine reclamation activities at Caddo Creek were substantially completed in 2022. This decrease was partially offset by a modest increase in customer requirements.

The following table identifies the components of change in operating profit for the first quarter of 2023 compared with the first quarter of 2022:

Operating Profit
2022	$1,271
Increase (decrease) from:
Gross profit	(362)
Selling, general and administrative expenses	(166)
Gain on sale of assets	(5)
Earnings of unconsolidated operations	92
2023	$830

Operating profit decreased $0.4 million in the first quarter of 2023 compared with the first quarter of 2022 primarily due to a decrease in gross profit and an increase in selling, general and administrative expenses. The decrease in gross profit was due to a reduction in earnings at Caddo Creek as final mine reclamation activities were substantially completed in 2022, partially offset by higher earnings at the consolidated quarries. The increase in selling, general and administrative expenses was mainly due to higher costs at Sawtooth Mining for the Thacker Pass lithium project.

MINERALS MANAGEMENT SEGMENT
FINANCIAL REVIEW

The results of operations for the Minerals Management segment were as follows for the three months ended March 31:

	THREE MONTHS
	2023	2022
Revenues	$8,285	$12,754
Cost of sales	1,052	748
Gross profit	7,233	12,006
Selling, general and administrative expenses	1,189	509
Gain on sale of assets	—	(131)
Operating profit	$6,044	$11,628

During the first quarter of 2023, the oil and natural gas industry experienced a decline in commodity prices compared with the first quarter of 2022. Oil and natural gas prices have been historically volatile and may continue to be volatile in the future. The table below demonstrates such volatility with the average price as reported by the United States Energy Information Administration for the three months ended March 31:

	THREE MONTHS
	2023	2022
West Texas Intermediate Average Crude Oil Price	$76.08	$94.45
Henry Hub Average Natural Gas Price	$2.65	$4.66

Revenues and operating profit decreased significantly in the first quarter of 2023 compared with the first quarter of 2022, primarily due to substantially lower natural gas and oil prices and a reduction in volumes as existing wells followed their natural production decline. In addition, the first quarter of 2022 included $2.1 million of settlement income. An increase in selling, general and administrative expenses, mainly due to higher employee-related costs, also contributed to the decrease in operating profit.

UNALLOCATED ITEMS AND ELIMINATIONS

FINANCIAL REVIEW

Unallocated Items and Eliminations were as follows for the three months ended March 31:

	THREE MONTHS
	2023	2022
Operating loss	$(5,373)	$(5,307)

The operating loss in the the first quarter of 2023 was comparable to the first quarter of 2022.

NACCO Industries, Inc. Outlook

Coal Mining Outlook

In 2023, the Company expects coal deliveries to decrease moderately from 2022 levels. The owner of the power plant served by the Company's Sabine Mine in Texas retired the Pirkey power plant in March 2023, and as a result Sabine ceased deliveries in March 2023. The cessation of these deliveries is the primary driver for the year-over-year decline.

Coal Mining operating profit and Segment Adjusted EBITDA for the 2023 full year are expected to decrease significantly year-over-year, including and excluding the $14.0 million termination payment received from Falkirk's former customer, Great River Energy, in 2022. The decline is primarily the result of an expected significant reduction in earnings at the consolidated operations and an anticipated moderate decrease in earnings of unconsolidated operations.

Results at the consolidated mining operations are projected to decrease significantly in 2023 versus 2022. The decrease is mainly due to an expected substantial decline in earnings at MLMC from increased costs associated with establishing operations in a new mine area, as well as higher depreciation expense related to recent capital expenditures to develop this new mine area. The anticipated ongoing inefficiencies of this project are expected to continue through the third quarter of 2023, and then moderate in the fourth quarter of 2023 and into 2024. MLMC does not anticipate opening additional mine areas through the remaining contract term. As a result, mine development capital expenditures should moderate from 2024 through 2032. While increased depreciation from capital expenditures related to the new mine area will affect future results, the Company anticipates MLMC should contribute favorably to Segment Adjusted EBITDA in future years. In 2023, capital expenditures are expected to be approximately $12 million, primarily for mine development and equipment replacement.

The anticipated lower earnings at the unconsolidated coal mining operations is expected to be driven primarily by temporary price concessions at Falkirk through May 2024. This will result in a reduction in the per ton management fee for 12 months in 2023 compared with eight months in 2022. The early retirement of the Pirkey power plant and commencement of final reclamation of the Sabine Mine started on April 1, 2023 will also contribute to the reduction in earnings. Sabine will receive compensation for providing final mine reclamation services, but at a lower rate than during active mining. Funding for Sabine's mine reclamation is the responsibility of the customer.

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

NAMining Outlook

Despite an expected continuation of improved results at the aggregates operations for the remaining quarters of 2023, operating profit at NAMining is expected to decrease moderately in full-year 2023 compared with 2022. The decrease is due to the substantial completion of income-generating mine reclamation activities at Caddo Creek in mid-2022. Segment Adjusted EBITDA is expected to improve over 2022 because of a significant increase in depreciation expense. The increased depreciation expense is driven by elevated historical capital expenditures to support NAMining's growth initiatives.

A number of initiatives are underway or in the planning stages that are expected to support improved future financial results at NAMining's mining operations. Until profit improves at existing operations, NAMining has narrowed its business development efforts.

In 2023, NAMining capital expenditures are expected to be approximately $37 million primarily for the acquisition of equipment to support the Thacker Pass lithium project.

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

Based on market expectations, the Company's forecast assumes oil and gas market prices will continue to moderate in 2023 to levels in line with 2021 averages; however, commodity prices are inherently volatile. An increase in natural gas and oil prices above current expectations could result in improvements to the 2023 forecast.

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

In 2023, the Minerals Management expects capital expenditures of approximately $21 million, which includes up to $20 million of additional investments in mineral and royalty interests. Future investments are expected to be accretive, but each investment's contribution to near-term earnings is dependent on the details of that investment, including the size and type of interests acquired and the stage and timing of mineral development.

Consolidated Outlook

Management continues to view the long-term business outlook for NACCO positively, despite an expected significant decrease in 2023 consolidated net income versus 2022 in part because 2022 included $30.9 million of pre-tax contract settlement income. Excluding the contract termination settlement income recognized in the 2022 second quarter, net income in the first half of 2023 is still expected to be significantly lower than the first half of 2022. The decrease is primarily driven by an expected significant reduction in earnings at the Minerals Management and Coal Mining segments. At Minerals Management, the decrease in the first half of 2023 is primarily driven by an expected significant reduction in commodity prices from historically high price levels in the first half of 2022. At the Coal Mining segment, increased costs associated with establishing operations in a new mine area as well as an anticipated reduction in inventory levels during the first half of 2023 will result in a higher cost per ton that will reduce earnings at MLMC. In addition, a reduction in earnings from the unconsolidated mines, primarily Falkirk, is expected to contribute to the decrease. These reductions are expected to be partially offset by lower income tax expense. The Company expects a negative effective income tax rate between 30% and 35% in 2023.

Mitigation Resources of North America® continued to build on the substantial foundation established over the past several years and ended the 2023 first quarter with eight mitigation banks and four permittee-responsible mitigation projects located in Tennessee, Mississippi, Alabama and Texas. Mitigation Resources was recently named a designated provider of abandoned mine land restoration by the State of Texas. It plans to provide ecological restoration services for abandoned surface mines as well as pursue additional environmental restoration projects during 2023.

In 2023, the Company expects capital expenditures of approximately $72 million, which includes up to $20 million of investments at Minerals Management. Future investments at Minerals Management are expected to continue to align with the Company’s strategy and objectives to establish a blended portfolio of mineral and royalty interests. As a result of the forecasted capital expenditures and anticipated substantial decrease in net income, cash flow before financing activities in 2023 is expected to be positive but decline significantly from 2022.

Long-term Growth and Diversification Outlook

The Company is pursuing growth and diversification by strategically leveraging its core mining and natural resources management skills to build a strong portfolio of affiliated businesses. Management continues to be optimistic about the long-term outlook. In the Minerals Management segment, as well as in the Company's Mitigation Resources business, opportunities for growth remain strong. Acquisitions of additional mineral interests, an improvement in the 2024 outlook for the Company's largest Coal Mining segment customers and securing contracts for Mitigation Resources and new NAMining projects could be accretive to the Company's outlook.

The Minerals Management segment continues to pursue acquisitions of mineral and royalty interests in the United States. The Minerals Management segment expects to benefit from the continued development of its mineral properties without additional capital investment, as development costs are borne entirely by third-party exploration and development companies who lease the minerals. This business model can deliver higher average operating margins over the life of a reserve than traditional oil and gas companies that bear the cost of exploration, production and/or development. Catapult, the Company’s business unit focused on managing and expanding the Company’s portfolio of oil and gas mineral and royalty interests, has developed a strong network to source and secure new acquisitions. The goal is to construct a high-quality diversified portfolio of oil and gas mineral and royalty interests in the United States that delivers near-term cash flow yields and long-term projected growth. The Company believes this business will provide unlevered after-tax returns on invested capital in the mid-teens as this business model matures.

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

The Company continues to look for ways to create additional value by utilizing its core mining competencies which include reclamation and permitting. One such way the Company may be able to utilize these skills is through development of utility-scale solar projects on reclaimed mining properties. Reclaimed mining properties offer large tracts of land that could be well-suited for solar and other energy-related projects. These projects could be developed by the Company itself or through joint ventures that include partners with expertise in energy development projects. During the first quarter of 2023, the Company acquired 100% of the membership interests in the Marshall Mine, where Caddo Creek had been performing mine reclamation work. The Company is considering development of a utility-scale solar project at this location.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) changes to or termination of customer or other third-party contracts, or a customer or other third party default under a contract, (2) any customer's premature facility closure, (3) a significant reduction in purchases by the Company's customers, including as a result of changes in coal consumption patterns of U.S. electric power generators, or changes in the power industry that would affect demand for the Company's coal and other mineral reserves, (4) changes in the prices of hydrocarbons, particularly diesel fuel, natural gas, natural gas liquids and oil, (5) failure or delays by the Company's lessees in achieving expected production of natural gas and other hydrocarbons; the availability and cost of transportation and processing services in the areas where the Company's oil and gas reserves are located; federal and state legislative and regulatory initiatives relating to hydraulic fracturing; and the ability of lessees to obtain capital or financing needed for well-development operations and leasing and development of oil and gas reserves on federal lands, (6) failure to obtain adequate insurance coverages at reasonable rates, (7) supply chain disruptions, including price increases and shortages of parts and materials, (8) changes in tax laws or regulatory requirements, including the elimination of, or reduction in, the percentage depletion tax deduction, changes in mining or power plant emission regulations and health, safety or environmental legislation, (9) the ability of the Company to access credit in the current economic environment, or obtain financing at reasonable rates, or at all, and to maintain surety bonds for mine reclamation as a result of current market sentiment for fossil fuels, (10) impairment charges, (11) the effects of investors’ and other stakeholders’ increasing attention to environmental, social and governance matters, (12) changes in costs related to geological and geotechnical conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (13) regulatory actions, changes in mining permit requirements or delays in obtaining mining permits that could affect deliveries to customers, (14) weather conditions, extended power plant outages, liquidity events or other events that would change the level of customers' coal or aggregates requirements, (15) weather or equipment problems that could affect deliveries to customers, (16) changes in the costs to reclaim mining areas, (17) costs to pursue and develop new mining, mitigation, oil and gas and solar development opportunities and other value-added service opportunities, (18) delays or reductions in coal or aggregates deliveries, (19) the ability to successfully evaluate investments and achieve intended financial results in new business and growth initiatives, (20) disruptions from natural or human causes, including severe weather, accidents, fires, earthquakes and terrorist acts, any of which could result in suspension of operations or harm to people or the environment, and (21) the ability to attract, retain, and replace workforce and administrative employees.

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
Changes in internal control over financial reporting: During the first quarter of 2023, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
    None.

Item 1A    Risk Factors
During the quarter ended March 31, 2023, there have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, except as follows:

The coal mining industry is subject to ongoing complex governmental regulations and legislation that could adversely impact the Company’s long-term mining contracts and the Company’s results of operations, liquidity, financial condition and cash flow.

The United States Environmental Protection Agency (the “EPA”) has a comprehensive regulatory program to manage the disposal of coal combustion residuals (“CCR”) from coal-fired power plants as non-hazardous material under the Resource Conservation and Recovery Act (“RCRA”). Individual states administer some or all of the provisions of RCRA. The North Dakota Department of Environmental Quality approved Falkirk’s customer's plan for an alternate disposal liner to store coal ash at the Coal Creek Station power plant. In the first quarter of 2023, the EPA proposed to deny the application. If denied, a new liner or new waste management unit(s) may need to be installed which could result in the temporary suspension of operations at Coal Creek Station. Falkirk is the sole supplier of lignite to Coal Creek Station. Any suspension of operations at Coal Creek Station would eliminate the need for lignite coal during the suspension period. Any such suspension of operations at Coal Creek Station or any of the power plants supplied by the Company's mines could have a material adverse effect on the Company’s business, financial condition and results of operations.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities (1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
Month #1 (January 1 to 31, 2023)	—	$—	—	$22,659,516
Month #2 (February 1 to 28, 2023)	—	$—	—	$22,659,516
Month #3 (March 1 to 31, 2023)	—	$—	—	$22,659,516
Total	—	$—	—	$22,659,516

(1)    During 2021, the Company established a stock repurchase program allowing for the purchase of up to $20.0 million of the Company's Class A Common Stock outstanding through December 31, 2023. See Note 4 to the Unaudited Condensed Consolidated Financial Statements for further discussion of the Company's stock repurchase program.

Item 3    Defaults Upon Senior Securities
    None.

Item 4    Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 filed with this Quarterly Report on Form 10-Q for the period ended March 31, 2023.

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

NACCO Industries, Inc. (Registrant)
Date:	May 3, 2023	/s/ Elizabeth I. Loveman
Elizabeth I. Loveman
Vice President and Controller (principal financial and accounting officer)