Form 10-Q
period 2023-06-30
NACCO INDUSTRIES INC
filed 2023-08-02
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☑
Number of shares of Class A Common Stock outstanding at July 28, 2023: 5,954,638
Number of shares of Class B Common Stock outstanding at July 28, 2023: 1,565,829

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30 2023	DECEMBER 31 2022
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$117,016	$110,748
Trade accounts receivable	46,047	37,940
Accounts receivable from affiliates	9,590	6,638
Inventories	65,210	71,488
Federal income tax receivable	4,272	15,687
Prepaid insurance	7,150	1,999
Other current assets	12,826	15,907
Total current assets	262,111	260,407
Property, plant and equipment, net	224,302	217,952
Intangibles, net	26,401	28,055
Investments in unconsolidated subsidiaries	11,064	14,927
Operating lease right-of-use assets	6,121	6,419
Other non-current assets	41,511	40,312
Total assets	$571,510	$568,072
LIABILITIES AND EQUITY
Accounts payable	$12,898	$11,952
Accounts payable to affiliates	158	1,362
Current maturities of long-term debt	3,675	3,649
Asset retirement obligations	2,497	1,746
Accrued payroll	9,849	18,105
Deferred revenue	1,122	833
Other current liabilities	7,312	6,623
Total current liabilities	37,511	44,270
Long-term debt	20,054	16,019
Operating lease liabilities	7,048	7,528
Asset retirement obligations	46,890	44,256
Pension and other postretirement obligations	4,307	5,082
Deferred income taxes	4,746	6,122
Liability for uncertain tax positions	9,004	9,329
Other long-term liabilities	8,552	8,500
Total liabilities	138,112	141,106
Stockholders' equity
Common stock:
Class A, par value $1 per share, 5,954,538 shares outstanding (December 31, 2022 - 5,782,944 shares outstanding)	5,954	5,783
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,565,929 shares outstanding (December 31, 2022 - 1,566,129 shares outstanding)	1,566	1,566
Capital in excess of par value	24,906	23,706
Retained earnings	409,946	404,924
Accumulated other comprehensive loss	(8,974)	(9,013)
Total stockholders' equity	433,398	426,966
Total liabilities and equity	$571,510	$568,072

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2023	2022	2023	2022
	(In thousands, except per share data)
Revenues	$61,350	$61,369	$111,491	$116,392
Cost of sales	54,943	45,726	101,727	84,902
Gross profit	6,407	15,643	9,764	31,490
Earnings of unconsolidated operations	11,084	14,622	24,908	29,214
Contract termination settlement	—	14,000	—	14,000
Operating expenses
Selling, general and administrative expenses	14,746	15,841	29,622	30,625
Amortization of intangible assets	927	1,058	1,654	1,905
Loss (gain) on sale of assets	68	(2,317)	(168)	(2,453)
	15,741	14,582	31,108	30,077
Operating profit	1,750	29,683	3,564	44,627
Other (income) expense
Interest expense	572	496	1,117	1,009
Interest income	(1,714)	(195)	(2,869)	(340)
Closed mine obligations	433	377	842	757
(Gain) loss on equity securities	(421)	1,878	(1,049)	1,360
Other contract termination settlements	—	(16,882)	—	(16,882)
Other, net	(377)	(1,064)	(2,102)	(1,294)
	(1,507)	(15,390)	(4,061)	(15,390)
Income before income tax provision (benefit)	3,257	45,073	7,625	60,017
Income tax provision (benefit)	737	7,893	(587)	10,255
Net income	$2,520	$37,180	$8,212	$49,762

Earnings per share:
Basic earnings per share	$0.34	$5.07	$1.10	$6.83
Diluted earnings per share	$0.34	$5.07	$1.09	$6.79

Basic weighted average shares outstanding	7,513	7,330	7,465	7,286
Diluted weighted average shares outstanding	7,513	7,330	7,515	7,325

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2023	2022	2023	2022
	(In thousands)
Net income	$2,520	$37,180	$8,212	$49,762
Reclassification of pension and postretirement adjustments into earnings, net of $6 and $12 tax benefit in the three and six months ended June 30, 2023, respectively, and net of $32 and $67 tax benefit in the three and six months ended June 30, 2022, respectively.	18	118	39	236
Total other comprehensive income	18	118	39	236
Comprehensive income	$2,538	$37,298	$8,251	$49,998

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30
	2023	2022
	(In thousands)
Operating activities
Net cash provided by operating activities	$23,287	$40,481

Investing activities
Expenditures for property, plant and equipment and acquisition of mineral interests	(14,135)	(24,918)
Proceeds from the sale of property, plant and equipment	298	2,824
Proceeds from the sale of private company equity units	1,153	—
Other	(15)	(22)
Net cash used for investing activities	(12,699)	(22,116)

Financing activities
Additions to long-term debt	1,121	1,109
Reductions of long-term debt	(2,251)	(1,400)
Net reductions to revolving credit agreements	—	(4,000)
Cash dividends paid	(3,190)	(2,966)
Net cash used for financing activities	(4,320)	(7,257)

Cash and cash equivalents
Total increase for the period	6,268	11,108
Balance at the beginning of the period	110,748	86,005
Balance at the end of the period	$117,016	$97,113
See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2022	$5,616	$1,567	$16,331	$336,778	$(8,176)	$352,116
Stock-based compensation	145	—	978	—	—	1,123
Conversion of Class B to Class A shares	1	(1)	—	—	—	—
Net income	—	—	—	12,582	—	12,582
Cash dividends on Class A and Class B common stock: $0.1975 per share	—	—	—	(1,445)	—	(1,445)
Reclassification adjustment to net income, net of tax	—	—	—	—	118	118
Balance, March 31, 2022	$5,762	$1,566	$17,309	$347,915	$(8,058)	$364,494
Stock-based compensation	7	—	2,325	—	—	2,332
Net income	—	—	—	37,180	—	37,180
Cash dividends on Class A and Class B common stock: $0.2075 per share	—	—	—	(1,521)	—	(1,521)
Reclassification adjustment to net income, net of tax	—	—	—	—	118	118
Balance, June 30, 2022	$5,769	$1,566	$19,634	$383,574	$(7,940)	$402,603

Balance, January 1, 2023	$5,783	$1,566	$23,706	$404,924	$(9,013)	$426,966
Stock-based compensation	161	—	403	—	—	564
Net income	—	—	—	5,692	—	5,692
Cash dividends on Class A and Class B common stock: $0.2075 per share	—	—	—	(1,557)	—	(1,557)
Reclassification adjustment to net income, net of tax	—	—	—	—	21	21
Balance, March 31, 2023	$5,944	$1,566	$24,109	$409,059	$(8,992)	$431,686
Stock-based compensation	10	—	797	—	—	807
Net income	—	—	—	2,520	—	2,520
Cash dividends on Class A and Class B common stock: $0.2175 per share	—	—	—	(1,633)	—	(1,633)
Reclassification adjustment to net income, net of tax	—	—	—	—	18	18
Balance, June 30, 2023	$5,954	$1,566	$24,906	$409,946	$(8,974)	$433,398

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
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

The Company’s operating segments are further described below:

Coal Mining Segment
The Coal Mining segment, operating as North American Coal, LLC ("NACoal"), operates surface coal mines under long-term contracts with power generation companies pursuant to a service-based business model. Coal is surface mined in North Dakota and Mississippi. Each mine is fully integrated with its customer's operations.

During the three and six months ended June 30, 2023, the Coal Mining segment's operating coal mines were: The Coteau Properties Company (“Coteau”), Coyote Creek Mining Company, LLC (“Coyote Creek”), The Falkirk Mining Company (“Falkirk”) and Mississippi Lignite Mining Company (“MLMC”).

The Sabine Mining Company (“Sabine”) operates the Sabine Mine in Texas. All production from Sabine was delivered to Southwestern Electric Power Company's (“SWEPCO”) Henry W. Pirkey Plant (the “Pirkey Plant”). SWEPCO is an American Electric Power (“AEP”) company. As a result of the early retirement of the Pirkey Plant, Sabine ceased deliveries in the first quarter of 2023 and final reclamation began on April 1, 2023. Funding for mine reclamation is the responsibility of SWEPCO, and Sabine receives compensation for providing mine reclamation services.

The United States Environmental Protection Agency (the “EPA”) has a comprehensive regulatory program to manage the disposal of coal combustion residuals (“CCR”) from coal-fired power plants as non-hazardous material under the Resource Conservation and Recovery Act (“RCRA”). Individual states administer some or all of the RCRA provisions. The North Dakota Department of Environmental Quality approved Falkirk’s customer's plan for an alternate disposal liner to store coal ash at the Coal Creek Station power plant. In the first quarter of 2023, the EPA proposed to deny the application. If denied, a new liner or new waste management unit(s) may need to be installed which could result in the temporary suspension of operations at Coal Creek Station. To minimize any impact to operations, Coal Creek Station is moving forward with plans to dry CCR materials produced by the plant, reducing the need to utilize the lined area in question. Falkirk is the sole supplier of lignite coal to Coal Creek Station. Any suspension of operations at Coal Creek Station would eliminate the need for lignite coal during the suspension period. Any such suspension of operations at Coal Creek Station or any of the power plants supplied by the Company's mines could have a material adverse effect on the Company’s business, financial condition and results of operations. See the Government Regulation Update on page 19 of this Quarterly Report on Form 10-Q for further information.

MLMC is the exclusive supplier of lignite to the Red Hills Power Plant in Ackerman, Mississippi. Choctaw Generation Limited Partnership ("CGLP") leases the Red Hills Power Plant from a Southern Company subsidiary pursuant to a leveraged lease arrangement. CGLP's ability to make required payments to the Southern Company subsidiary is dependent on the operational performance of the Red Hills Power Plant. During 2022, Southern Company disclosed that it provided notice to the lessee, CGLP, to terminate the related operating and maintenance agreement effective June 30, 2023. Subsequently, CGLP failed to make the semi-annual lease payment due in December 2022, and as a result, the Southern Company subsidiary was unable to make its corresponding payment to the debtholders. The parties to the lease have entered into a forbearance agreement which suspends the related contractual rights of the parties while they continue restructuring negotiations, which could result in rescission of the termination notice. The ultimate outcome of this matter cannot be determined at this time but could have a material impact on the Company's financial statements if the operating and maintenance agreement is terminated.

At Coteau, Coyote Creek and Falkirk, the Company is paid a management fee per ton of coal or heating unit (MMBtu) delivered. Each contract specifies the indices and mechanics by which fees change over time, generally in line with broad measures of U.S. inflation. The customers are responsible for funding all mine operating costs, including final mine reclamation, and directly or indirectly provide all of the capital required to build and operate the mine. This contract structure eliminates exposure to spot coal market price fluctuations while providing income and cash flow with minimal capital investment. Other than at Coyote Creek, debt financing provided by or supported by the customers is without recourse to the Company. See Note 6 for further discussion of Coyote Creek's guarantees.

Coteau, Coyote Creek, Falkirk and Sabine meet the definition of a variable interest entity ("VIE"). In each case, NACCO is not the primary beneficiary of the VIE as it does not exercise financial control; therefore, NACCO does not consolidate the results of these operations within its financial statements. Instead, these contracts are accounted for as equity method investments. The income before income taxes associated with these VIEs is reported as Earnings of unconsolidated operations on the Unaudited Condensed Consolidated Statements of Operations and the Company’s investment is reported on the line Investments in unconsolidated subsidiaries in the Unaudited Condensed Consolidated Balance Sheets. The mines that meet the definition of a VIE are referred to collectively as the “Unconsolidated Subsidiaries.” For tax purposes, the Unconsolidated Subsidiaries are included within the NACCO consolidated U.S. tax return; therefore, the Income tax (benefit) provision line on the Unaudited Condensed Consolidated Statements of Operations includes income taxes related to these entities. See Note 6 for further information on the Unconsolidated Subsidiaries.

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

NAMining Segment
The NAMining segment provides value-added contract mining and other services for producers of industrial minerals. The segment is a platform for the Company’s growth and diversification of mining activities outside of the thermal coal industry. NAMining provides contract mining services for independently owned mines and quarries, creating value for its customers by performing the mining aspects of its customers’ operations. This allows customers to focus on their areas of expertise: materials handling and processing, product sales and distribution. As of June 30, 2023, NAMining operates in Florida, Texas, Arkansas, Indiana, Virginia and Nebraska. Sawtooth Mining, LLC ("Sawtooth") provides comprehensive mining services as the exclusive contract miner for the Thacker Pass lithium project in northern Nevada.

Certain of the entities within the NAMining segment are VIEs and are accounted for under the equity method as Unconsolidated Subsidiaries. See Note 6 for further discussion.

Minerals Management Segment
The Minerals Management segment derives income primarily by leasing its royalty and mineral interests to third-party exploration and production companies, and, to a lesser extent, other mining companies, granting them the rights to explore, develop, mine, produce, market and sell gas, oil and coal in exchange for royalty payments based on the lessees' sales of those minerals.

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

The Company recognized a gain of $30.9 million within the accompanying Unaudited Condensed Consolidated Statements of Operations during the second quarter of 2022 as GRE paid $14.0 million in cash, as well as transferred ownership of an office building with an estimated fair value of $4.1 million, and conveyed membership units in Midwest AgEnergy Group, LLC (“MAG”), a North Dakota-based ethanol business, with an estimated fair value at the transfer date of $12.8 million.

Prior to receiving the membership units from GRE, the Company held a $5.0 million investment in MAG carried at cost, less impairment. Subsequent to the receipt of the additional membership units, the Company began to account for the investment under the equity method of accounting. On December 1, 2022, the Company transferred its ownership interest in Midwest AgEnergy, LLC to HLCP Ethanol Holdco, LLC (“HLCP”) and received a cash payment of $18.6 million during the fourth quarter of 2022. The Company received a payment of $1.2 million in the first quarter of 2023 in connection with a post-closing purchase price adjustment, which is included on the line "Other, net" within the accompanying Unaudited Consolidated Statements of Operations.

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

During the first quarter of 2023, the Company’s wholly-owned subsidiary, Caddo Creek Resources Company (“Caddo Creek”), acquired 100% of the membership interests in the Marshall Mine located outside of Marshall, Texas from Advanced Emissions Solutions (“ADES”). Prior to the acquisition, Caddo Creek was performing mine reclamation under a fixed price contract with ADES. The Company received $2.2 million of cash, assumed the asset retirement obligation estimated to be approximately $1.9 million and recognized a gain of approximately $0.3 million in the first quarter of 2023.

Basis of Presentation: These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at June 30, 2023, the results of its operations, comprehensive income, cash flows and changes in equity for the six months ended June 30, 2023 and 2022 have been included. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

At NAMining, the management service is primarily to oversee the operation of the equipment, and delivery of aggregates or other minerals is the performance obligation accounted for as a series. Performance momentarily creates an asset that the customer simultaneously receives and consumes; therefore, control is transferred to the customer over time. Consistent with the conclusion that the customer simultaneously receives and consumes the benefits provided, an input-based measure of progress is appropriate. As each month of service is completed, revenue is recognized for the amount of actual costs incurred, plus the management fee or fixed fee and the general and administrative fee (as applicable). Fluctuations in revenue from period to period result from changes in customer demand primarily due to increases and decreases in activity levels on individual contracts and variances in reimbursable costs. Revenue from part sales is recognized upon transfer of control of the parts to the customer.

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

Mitigation Resources generates and sells stream and wetland mitigation credits (known as mitigation banking) and provides services to those engaged in permittee-responsible stream and wetland mitigation. Each mitigation credit sale is considered a separate performance obligation. Revenue is recognized at the point in time that control of each mitigation credit transfers to the customer. Fluctuations in revenue from period to period generally result from changes in customer demand. Under the permittee-responsible stream and wetland mitigation model, the contracts are generally structured as agreements under which Mitigation Resources is reimbursed for all costs incurred in performing the required mitigation plus an agreed profit percentage or a fixed fee. The mitigation services provided is the performance obligation and is accounted for as a series. Performance momentarily creates an asset that the customer simultaneously receives and consumes; therefore, control is transferred to the customer as work is completed. Consistent with the conclusion that the customer simultaneously receives and consumes the benefits provided, an input-based measure of progress is appropriate. As each month of service is completed, revenue is recognized for the amount of actual costs incurred, plus the management fee or fixed fee. Fluctuations in revenue from period to period result from changes in customer demand primarily due to increases and decreases in activity levels of individual contracts and variances in reimbursable costs.

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
At the Thacker Pass lithium project, in addition to management fee income, the customer will reimburse Sawtooth for up to $50 million of capital expenditures. The amount is variable until the equipment is acquired. At the time the equipment is acquired, the variability is resolved as the compensation is fixed. Sawtooth will recognize revenue over the estimated useful life of the asset on a straight-line basis as the performance obligation is satisfied over time. Sawtooth began acquiring equipment for this project during the first half of 2023. Revenue recognized by Sawtooth in connection with its capital assets was immaterial in the three and six months ended June 30, 2023.
Prior Period Performance Obligations
The Company records royalty income in the month production is delivered to the purchaser. As a non-operator, the Company has limited visibility into when new wells start producing and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Company is required to estimate the amount of production delivered to the purchaser of the product and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded in "Trade accounts receivable" in the accompanying Unaudited Condensed Consolidated Balance Sheets. The difference between the Company’s estimates and the actual amounts received is recorded in the month that payment is received from the third-party lessee. For the three and six months ended June 30, 2023, royalty income recognized in the reporting period related to performance obligations satisfied in prior reporting periods was $1.4 million. For the three months ended June 30, 2022, royalty income recognized in the reporting period related to performance obligations satisfied in prior reporting periods was immaterial. For the six months ended June 30, 2022, royalty income of $2.1 million was recognized for a settlement related to the Company’s ownership interest in certain mineral rights.

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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2023	2022	2023	2022
Timing of Revenue Recognition
Goods transferred at a point in time	$25,729	$25,986	$45,875	$46,359
Services transferred over time	35,621	35,383	65,616	70,033
Total revenues	$61,350	$61,369	$111,491	$116,392

Contract Balances
The opening and closing balances of the Company’s current and long-term accounts receivable, contract assets and contract liabilities are as follows:

	Contract balances
	Trade accounts receivable	Contract asset (current)	Contract asset (long-term)	Contract liability (current)	Contract liability (long-term)
Balance, January 1, 2023	$37,940	$409	$5,985	$833	$1,709
Balance, June 30, 2023	46,047	—	3,559	1,122	1,626
Increase (decrease)	$8,107	$(409)	$(2,426)	$289	$(83)

As described above, the Company enters into royalty contracts that grant exclusive right, title, and interest in and to minerals. The transaction price consists of a variable sales-based royalty and, in certain arrangements, a fixed component in the form of an up-front lease bonus payment. The timing of the payment of the fixed portion of the transaction price is upfront, however, the performance obligation is satisfied over the primary term of the contract, which is generally three to five years. Therefore, at the time any such up-front payment is received, a contract liability is recorded which represents deferred revenue. The amount of royalty revenue recognized in the three months ended June 30, 2023 and 2022 included in the opening contract liability was $0.2 million and $0.3 million, respectively. The amount of royalty revenue recognized in the six months ended June 30, 2023 and 2022 included in the opening contract liability was $0.4 million and $0.5 million, respectively. This revenue consists of up-front lease bonus payments received under royalty contracts that are recognized over the primary term of the royalty contracts, which are generally three to five years.

The Company expects to recognize an additional $0.8 million in the remainder of 2023, $1.5 million in 2024, $0.3 million in 2025 and $0.1 million in both 2026 and 2027 related to the contract liability remaining at June 30, 2023. The difference between the opening and closing balances of the Company’s contract balances results from the timing difference between the Company’s performance and the customer’s payment.

The Company has no contract assets recognized from the costs to obtain or fulfill a contract with a customer.

NOTE 3—Inventories

Inventories are summarized as follows:

	JUNE 30 2023	DECEMBER 31 2022
Coal	$17,555	$27,927
Mining supplies	47,655	43,561
Total inventories	$65,210	$71,488

During the three and six months ended June 30, 2023, the Company recorded a $1.8 million and $4.2 million inventory impairment charge, respectively, in the line “Cost of sales” in the accompanying Unaudited Consolidated Statements of Operations as mining costs exceeded net realizable value at MLMC.

NOTE 4—Stockholders' Equity

Stock Repurchase Program: On November 10, 2021, the Company's Board of Directors approved a stock repurchase program ("2021 Stock Repurchase Program") providing for the purchase of up to $20.0 million of the Company’s outstanding Class A common stock through December 31, 2023.

The timing and amount of any repurchases under the 2021 Stock Repurchase Program are determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives, market conditions for the Company's Class A Common Stock and other legal and contractual restrictions. The 2021 Stock Repurchase Program does not require the Company to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Company without prior notice and may be executed through open market purchases, privately negotiated transactions or otherwise. All or part of the repurchases under the 2021 Stock Repurchase Program may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be restricted from doing so under applicable securities laws. The Company has not repurchased any shares of common stock under the 2021 Stock Repurchase Program through June 30, 2023.

NOTE 5—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Date	(Level 1)	(Level 2)	(Level 3)
	June 30, 2023
Assets:
Equity securities	$16,641	$16,641	$—	$—
	$16,641	$16,641	$—	$—

	December 31, 2022
Assets:
Equity securities	$15,534	$15,534	$—	$—
	$15,534	$15,534	$—	$—

Bellaire Corporation (“Bellaire”) is a non-operating subsidiary of the Company with legacy liabilities relating to closed mining operations, primarily former Eastern U.S. underground coal mining operations. Prior to 2022, Bellaire contributed $5.0 million to establish a mine water treatment trust (the "Mine Water Treatment Trust") to assure the long-term treatment of post-mining discharge. Bellaire's Mine Water Treatment Trust invests in equity securities that are reported at fair value based upon quoted market prices in active markets for identical assets; therefore, they are classified as Level 1 within the fair value hierarchy. The Company recognized a gain of $0.5 million and $1.0 million during the three and six months ended June 30, 2023, respectively, and a loss of $1.5 million and $2.1 million during the three and six months ended June 30, 2022, respectively, related to the Mine Water Treatment Trust.

Prior to 2022, the Company invested $2.0 million in equity securities of a public company with a diversified portfolio of royalty producing mineral interests. The investment is reported at fair value based upon quoted market prices in active markets for identical assets; therefore, it is classified as Level 1 within the fair value hierarchy. The Company recognized a loss of $0.1 million and a de minimis gain during the three and six months ended June 30, 2023, respectively, and a loss of $0.4 million and a gain of $0.8 million during the three and six months ended June 30, 2022, respectively, related to the investment in these equity securities.

The change in fair value of equity securities is reported on the line (Gain) loss on equity securities in the Other (income) expense section of the Unaudited Condensed Consolidated Statements of Operations.

Nonrecurring Fair Value Measurements: The Company recorded the estimated fair value of an office building during the second quarter of 2022. In determining the $4.1 million fair value of the office building, the Company engaged an independent real estate appraiser to appraise the property utilizing observed sales transactions for similar assets as well as consideration of an income approach; therefore, it is classified as Level 2 within the fair value hierarchy. The office building is included in Property, plant and equipment, net in the accompanying Unaudited Condensed Consolidated Balance Sheets.

There were no transfers into or out of Levels 1, 2 or 3 during the six months ended June 30, 2023 and 2022.

NOTE 6—Unconsolidated Subsidiaries

Each of the Company's wholly owned Unconsolidated Subsidiaries, within the Coal Mining and NAMining segments, meet the definition of a VIE. The Unconsolidated Subsidiaries are capitalized primarily with debt financing provided by or supported by their respective customers, and generally without recourse to the Company. Although the Company owns 100% of the equity and manages the daily operations of the Unconsolidated Subsidiaries, the Company has determined that the equity capital provided by the Company is not sufficient to adequately finance the ongoing activities or absorb any expected losses without additional support from the customers. The customers have a controlling financial interest and have the power to direct the activities that most significantly affect the economic performance of the entities. As a result, the Company is not the primary beneficiary and therefore does not consolidate these entities' financial positions or results of operations. See Note 1 for a discussion of these entities.

The Investment in the unconsolidated subsidiaries and related tax positions totaled $11.1 million and $14.9 million at June 30, 2023 and December 31, 2022, respectively. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $4.2 million and $7.1 million at June 30, 2023 and December 31, 2022, respectively. Earnings of unconsolidated operations were $11.1 million and $24.9 million during the three and six months ended June 30, 2023, respectively, and $14.6 million and $29.2 million during the three and six months ended June 30, 2022, respectively.

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

All financial statement line items below operating profit (other income including interest expense and interest income, the (benefit) provision for income taxes and net income) are presented and discussed within this Form 10-Q on a consolidated basis.

The following table presents revenues, operating profit (loss), expenditures for property, plant and equipment and acquisition of mineral interests and depreciation, depletion and amortization expense:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2023	2022	2023	2022
Revenues
Coal Mining	$26,343	$26,602	$46,996	$47,564
NAMining	21,716	22,814	42,349	44,218
Minerals Management	9,171	11,962	17,456	24,716
Unallocated Items	4,628	617	5,819	809
Eliminations	(508)	(626)	(1,129)	(915)
Total	$61,350	$61,369	$111,491	$116,392

Operating profit (loss)
Coal Mining	$(4,675)	$21,175	$(4,362)	$28,527
NAMining	2,214	1,257	3,044	2,528
Minerals Management	7,289	13,073	13,333	24,701
Unallocated Items	(3,065)	(5,952)	(8,418)	(11,391)
Eliminations	(13)	130	(33)	262
Total	$1,750	$29,683	$3,564	$44,627

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2023	2022	2023	2022
Expenditures for property, plant and equipment and acquisition of mineral interests
Coal Mining	$1,032	$6,280	$3,718	$8,000
NAMining	4,507	6,561	8,930	8,381
Minerals Management	638	116	982	949
Unallocated Items	79	7,312	505	7,588
Total	$6,256	$20,269	$14,135	$24,918

Depreciation, depletion and amortization
Coal Mining	$4,348	$4,388	$8,588	$8,426
NAMining	1,855	1,493	3,741	2,960
Minerals Management	749	543	1,560	1,121
Unallocated Items	138	64	220	108
Total	$7,090	$6,488	$14,109	$12,615

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

All financial statement line items below operating profit (other income, including interest expense and interest income, the (benefit) provision for income taxes and net income) are presented and discussed within this Form 10-Q on a consolidated basis.

The Company’s operating segments are further described below:

Coal Mining Segment
The Coal Mining segment, operating as North American Coal, LLC ("NACoal"), operates surface coal mines under long-term contracts with power generation companies pursuant to a service-based business model. Coal is surface mined in North Dakota and Mississippi. Each mine is fully integrated with its customer's operations.

During the three and six months ended June 30, 2023, the Coal Mining segment's operating coal mines were: The Coteau Properties Company (“Coteau”), Coyote Creek Mining Company, LLC (“Coyote Creek”), The Falkirk Mining Company (“Falkirk”) and Mississippi Lignite Mining Company (“MLMC”).

The Sabine Mining Company (“Sabine”) operates the Sabine Mine in Texas. All production from Sabine was delivered to Southwestern Electric Power Company's (“SWEPCO”) Henry W. Pirkey Plant (the “Pirkey Plant”). SWEPCO is an American Electric Power (“AEP”) company. As a result of the early retirement of the Pirkey Plant, Sabine ceased deliveries in the first quarter of 2023 and final reclamation began on April 1, 2023. Funding for mine reclamation is the responsibility of SWEPCO, and Sabine receives compensation for providing mine reclamation services.

MLMC is the exclusive supplier of lignite to the Red Hills Power Plant in Ackerman, Mississippi. Choctaw Generation Limited Partnership ("CGLP") leases the Red Hills Power Plant from a Southern Company subsidiary pursuant to a leveraged lease arrangement. CGLP's ability to make required payments to the Southern Company subsidiary is dependent on the operational performance of the Red Hills Power Plant. During 2022, Southern Company disclosed that it provided notice to the lessee, CGLP, to terminate the related operating and maintenance agreement effective June 30, 2023. Subsequently, CGLP failed to make the semi-annual lease payment due in December 2022, and as a result, the Southern Company subsidiary was unable to make its corresponding payment to the debtholders. The parties to the lease have entered into a forbearance agreement which suspends the related contractual rights of the parties while they continue restructuring negotiations, which could result in rescission of the termination notice. The ultimate outcome of this matter cannot be determined at this time but could have a material impact on the Company's financial statements if the operating and maintenance agreement is terminated.

At Coteau, Coyote Creek and Falkirk, the Company is paid a management fee per ton of coal or heating unit (MMBtu) delivered. Each contract specifies the indices and mechanics by which fees change over time, generally in line with broad measures of U.S. inflation. The customers are responsible for funding all mine operating costs, including final mine reclamation, and directly or indirectly provide all of the capital required to build and operate the mine. This contract structure eliminates exposure to spot coal market price fluctuations while providing income and cash flow with minimal capital investment. Other than at Coyote Creek, debt financing provided by or supported by the customers is without recourse to the Company. See Note 6 to the Unaudited Condensed Consolidated Financial Statements for further discussion of Coyote Creek's guarantees.

Coteau, Coyote Creek, Falkirk and Sabine meet the definition of a variable interest entity ("VIE"). In each case, NACCO is not the primary beneficiary of the VIE as it does not exercise financial control; therefore, NACCO does not consolidate the results of these operations within its financial statements. Instead, these contracts are accounted for as equity method investments. The income before income taxes associated with these VIEs is reported as Earnings of unconsolidated operations on the Unaudited Condensed Consolidated Statements of Operations and the Company’s investment is reported on the line Investments in unconsolidated subsidiaries in the Unaudited Condensed Consolidated Balance Sheets. The mines that meet the definition of a VIE are referred to collectively as the “Unconsolidated Subsidiaries.” For tax purposes, the Unconsolidated Subsidiaries are included within the NACCO consolidated U.S. tax return; therefore, the Income tax (benefit) provision line on the Unaudited Condensed Consolidated Statements of Operations includes income taxes related to these entities. See Note 6 to the Unaudited Condensed Consolidated Financial Statements for further information on the Unconsolidated Subsidiaries.

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

NAMining Segment
The NAMining segment provides value-added contract mining and other services for producers of industrial minerals. The segment is a platform for the Company’s growth and diversification of mining activities outside of the thermal coal industry. NAMining provides contract mining services for independently owned mines and quarries, creating value for its customers by performing the mining aspects of its customers’ operations. This allows customers to focus on their areas of expertise: materials handling and processing, product sales and distribution. As of June 30, 2023, NAMining operates in Florida, Texas, Arkansas, Indiana, Virginia and Nebraska. Sawtooth Mining, LLC ("Sawtooth") provides comprehensive mining services as the exclusive contract miner for the Thacker Pass lithium project in northern Nevada.

Certain of the entities within the NAMining segment are VIEs and are accounted for under the equity method as Unconsolidated Subsidiaries. See Note 6 to the Unaudited Condensed Consolidated Financial Statements for further discussion.

Minerals Management Segment
The Minerals Management segment derives income primarily by leasing its royalty and mineral interests to third-party exploration and production companies, and, to a lesser extent, other mining companies, granting them the rights to explore, develop, mine, produce, market and sell gas, oil and coal in exchange for royalty payments based on the lessees' sales of those minerals.

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

Government Regulation Update
Other than as described in the following section, there were no significant changes to the Company’s government regulation matters subsequent to December 31, 2022. Information regarding the Company’s government regulation matters is outlined in Part I, Item 1. “Business” in its Annual Report on Form 10-K for the year ended December 31, 2022.

Greenhouse Gas (“GHG”) Emissions
In July 2019, the U.S. Environmental Protection Agency (the “EPA”) finalized a rule that repealed the Clean Power Plan (“CPP”) that had been finalized in 2015 and established new regulations addressing GHG emissions from existing coal-fueled electric generation units, referred to as the Affordable Clean Energy (“ACE”) rule. The ACE rule developed emission guidelines that states must use when developing plans to regulate GHG emissions from existing coal-fueled electric generating units (“EGUs”). In response to challenges brought by environmental groups and certain states, the U.S. Court of Appeals for the District of Columbia Circuit (the “D.C. Circuit Court”) vacated the ACE rule, including its repeal of the CPP, in January 2021 and remanded the rule to the EPA for further action. On June 30, 2022, the U.S. Supreme Court issued an opinion reversing the D.C. Circuit Court's decision, and finding that the EPA exceeded its statutory authority when the EPA set emission requirements in the CPP based on generation shifting. On May 11, 2023, the EPA proposed a new rule imposing limits on GHG emissions from existing coal and new natural-gas electric generating units, which could compel such facilities to install additional pollution controls or shut down.

The proposed rule includes guidelines for carbon dioxide ("CO2") emissions from existing EGUs with a proposed compliance date of January 1, 2030. For coal-fired steam EGUs that plan to operate past January 1, 2040, the EPA is proposing a best system of emissions reduction ("BSER") of carbon capture and sequestration/storage ("CCS") with 90 percent capture of CO2 at the stack. For coal-fired steam EGUs that will permanently cease operations after December 31, 2031, but before January 1, 2040, the EPA is proposing a BSER of 40 percent natural gas co-firing on a heat input basis. Coal-fired steam EGUs that will permanently cease operations between December 31, 2031 and January 1, 2035, will be subject to an annual capacity factor limit, and for units that will permanently cease operations before January 1, 2032, the EPA is proposing a BSER of routine methods of operation and maintenance that maintain current emission rates. Each of the EGUs supplied by the Company would be subject to these proposed requirements.

Additionally, the proposed rule contains other actions, including revised new source performance standards for GHG emissions from new and reconstructed fossil fuel-fired steam EGUs that undertake a large modification. These new rules may raise the cost of fossil fuel generated energy, making coal-fired power plants less competitive, and/or result in early closure which could have an adverse impact on demand for coal and ultimately result in the early closure of the mines servicing these plants, including closure of the Company's coal mines. Any such closure of the Company's mines could have a material adverse effect on the Company’s business, financial condition and results of operations.

Clean Air Act ("CAA")
The process of burning coal can cause many compounds and impurities in the coal to be released into the air, including sulfur dioxide, nitrogen oxides (“NOx”), mercury, particulates and other matter. The CAA and the corresponding state laws that extensively regulate the emissions of materials into the air affect coal mining operations both directly and indirectly. Direct impacts on coal mining operations occur through CAA permitting requirements and/or emission control requirements relating to air contaminants, especially particulate matter. Indirect impacts on coal mining operations occur through regulation of the air emissions of sulfur dioxide, nitrogen oxides, mercury, particulate matter and other compounds emitted by coal-fired power plants. The EPA has promulgated or proposed regulations that impose tighter emission restrictions in a number of areas, some of which are currently subject to litigation. The general effect of tighter restrictions is to reduce demand for coal. Ongoing reduction in coal’s share of the capacity for power generation could have a material adverse effect on the Company’s business, financial condition and results of operations.

The CAA requires the EPA to review national ambient air quality standards (“NAAQS”) every five years to determine whether revisions to current standards is appropriate. In addition, states are required to submit to the EPA revisions to their state implementation plans ("SIPs") that demonstrate the manner in which the states will attain NAAQS every time a NAAQS is issued or revised by the EPA. The EPA has adopted NAAQS for several pollutants, which continue to be reviewed periodically for revisions. When the EPA adopts new, more stringent NAAQS for a pollutant, some states have to change their existing SIPs. If a state fails to revise its SIP and obtain EPA approval, the EPA may adopt regulations to affect the revision. Coal mining operations and coal-fired power plants that emit particulate matter or other specified material are, therefore, affected by changes in the SIPs. Through this process over the last few years, the EPA has reduced the NAAQS for particulate matter, ozone and nitrogen oxides. The Company's coal mining operations and power generation customers may be directly affected when the revisions to the SIPs are made and incorporate new NAAQS for sulfur dioxide, nitrogen oxides, ozone and particulate matter. In March 2019, the EPA published a final rule that retains the current primary (health-based) NAAQS for sulfur oxides ("SOx") without revision. The current primary standard is set at a level of 75 parts per billion, as the 99th percentile of daily maximum 1-hour sulfur dioxide concentrations, averaged over 3 years. On January 6, 2023, the EPA proposed to lower the level of the particulate matter. If enacted as proposed, this rule would require fossil fuel generating units to install additional emission reducing technologies, which will ultimately increase the cost of fossil fuel generated energy or cause potential EGU retirements.

In 2011, the EPA finalized the Cross-State Air Pollution Rule ("CSAPR") to address interstate transport of pollutants. This affects states in the eastern half of the U.S. and Texas. This rule imposes additional emission restrictions on coal-fired power plants to attain ozone and fine particulate NAAQS. The EPA began implementation of the rule in 2015, when Phase I emission reductions in sulfur dioxide and nitrogen dioxide became effective. In 2019, certain states submitted SIPs to the EPA in response to the 2015 ozone standard reduction. The SIPs were rejected by the EPA on February 13, 2023. On March 15, 2023, the EPA signed the Federal Good Neighbor Plan for the 2015 Ozone NAAQS (“Final FIP”), which provides federal implementation plan ("FIP") requirements for 23 states, including Mississippi where MLMC operates, and requires significant reductions of NOx from power plants and industrial sources in these states. The rule includes emission limits for NOx for fossil fuel-fired EGUs and a “backstop daily emissions rate” for large coal-fired EGUs if they exceed specified limits.
The EPA’s action to deny the SIPs was challenged in various courts, including the 5th Circuit Court of Appeals (the “Fifth Circuit”). The Fifth Circuit issued a stay of the SIP rejection in Texas, Louisiana, and Mississippi which prevents the Final FIP from going into effect pending the outcome of the litigation challenges to the Final FIP. As a result, the EPA is currently writing an interim FIP for states where a stay has been granted that will likely attempt to require these states to return to the previously approved NOx trading program and emission caps. Should the Final FIP be fully implemented, the rule could influence the closure of some coal-fired EGUs that have not installed selective catalytic reduction technologies, potentially including the EGU supplied by MLMC. Should the interim FIP be implemented, it could result in an increase in the cost to comply with emission limits as the pool of available NOx emission credits will be reduced.

Under the CAA, the EPA also adopts national emission standards for hazardous air pollutants. In December 2011, the EPA adopted a final rule called the Mercury and Air Toxics Standard (“MATS”), which applies to new and existing coal-fired EGUs. This rule requires mercury emission reductions in mercury-containing particulate matter.

In 2020, the EPA issued a final rule reversing a prior finding and determined that it is not “appropriate and necessary” under the CAA to regulate hazardous air pollutant emissions from coal-fired power plants. On February 9, 2022 the EPA proposed a rule to revoke the 2020 finding and to reaffirm the agency’s 2016 finding that it remained “appropriate and necessary” to regulate mercury-containing particulate matter. The EPA finalized the 2022 proposed rule on March 6, 2023, revoking the 2020 finding and concluding that it is appropriate and necessary to regulate mercury-containing particulate matter. In April 2023, the EPA proposed corresponding revisions to the MATS rule. These revisions would remove the mercury emission limit for lignite-fired EGUs and require particulate emission reductions for all coal-fired EGUs. If enacted as proposed, this rule could influence the closure of additional coal-fired EGUs, potentially including all of the EGUs supplied by the Company.

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

Clean Water Act ("CWA")
CWA affects coal mining operations by establishing in-stream water quality standards and treatment standards for waste water discharge, including from coal mines. These federal and state requirements could require more costly water treatment and could materially adversely affect the Company’s business, financial condition and results of operations.

The Company believes it has obtained all permits required under the CWA and corresponding state laws and is in compliance with such permits. In many instances, mining operations require securing CWA authorization or a permit from the U.S. Army Corps of Engineers for operations in waters of the United States ("WOTUS.") The Supreme Court of the United States heard the Sackett vs. EPA case in October 2022, which considered whether certain wetlands constitute WOTUS. In the meantime, in January 2023, the EPA published a new rule that redefines WOTUS that relies on the expansive significant nexus test. The new definition expanded the scope of federal jurisdiction over land and water features which could cause some of the Company's operations to incur additional costs to mitigate streams and wetlands. The new WOTUS definition was ultimately stayed in 24 states, including Mississippi, North Dakota and Texas, and on May 25, 2023, the Supreme Court issued its Sackett vs. EPA ruling that defines WOTUS as “a relatively permanent body of water connected to traditional interstate navigable waters” with a “continuous surface connection with that water, making it difficult to determine where the ‘water’ ends and the ‘wetland’ begins.” The Supreme Court decision rejected the “significant nexus” test relied upon by the EPA in its new 2023 WOTUS rule.

As a result, the EPA and the Army Corps of Engineers are authoring a revised definition of WOTUS. This has made securing CWA permits more challenging due to uncertainty.

Bellaire is treating mine water drainage from coal refuse piles associated with former underground coal mines in Ohio and Pennsylvania. Bellaire anticipates that it will need to continue these activities indefinitely. Bellaire was notified by the Pennsylvania Department of Environmental Protection during 2004 that in order to obtain renewal of a permit, Bellaire would be required to establish a mine water treatment trust. See Note 7 and Note 9 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 15, 2023 for further information on Bellaire.

Resource Conservation and Recovery Act ("RCRA")
RCRA affects coal mining operations by establishing requirements for the treatment, storage and disposal of wastes, including hazardous wastes. Coal mine wastes, such as overburden and coal cleaning wastes, currently are exempted from hazardous waste management. In 2020, the EPA finalized changes to the coal combustion residual ("CCR") rule that classified all clay-lined surface impoundments that receive CCR as unlined, which triggered a pond closure date of April 2021 for impoundments that failed the aquifer location restriction. The EPA also established alternative deadlines to cease receipt of waste to include new site-specific alternatives due to lack of capacity with a deadline to initiate closure no later than October 15, 2023 and a new site-specific alternative due to permanent cessation of coal-fired boilers with two deadlines to complete closure: (a) no later than October 17, 2023 for surface impoundments 40 acres or smaller; and (b) October 17, 2028 for surface impoundments larger than 40 acres. These rules may raise the cost for CCR disposal at coal-fired power plants, making them less competitive, and/or result in early closure which could have an adverse impact on demand for coal and ultimately result in the early closure of the mines servicing these plants, including closure of the Company's mines. Any such closure of the Company's mines could have a material adverse effect on the Company’s business, financial condition and results of operations.

In compliance with the regulations, the owner of the Coal Creek Station power plant, Falkirk’s customer, submitted a Part B application to the EPA in 2020 asserting a unit complied with the CCR rules. In the first quarter of 2023, the EPA proposed to deny the owner’s application. The owner and other parties have submitted additional information and comments supporting the owner’s position. If the EPA ultimately denies the owner’s application, a new liner may need to be installed or new waste management processes and/or units may need to be constructed. Accordingly, it is possible that a denial by the EPA could require a temporary unit shut down. Any temporary unit shut down could result in a temporary suspension of operations at Coal Creek Station. To minimize any impact to operations, Coal Creek Station is moving forward with plans to dry CCR materials produced by the plant, reducing the need to utilize the lined area in question. Falkirk is the sole supplier of lignite coal to Coal Creek Station. Any suspension of operations at Coal Creek Station would eliminate the need for lignite coal during the suspension period. Any such suspension of operations at Coal Creek Station or any of the power plants supplied by the Company's mines could have a material adverse effect on the Company’s business, financial condition and results of operations.

In May 2023, the EPA published proposed regulations that would impose federal regulatory requirements for previously exempt inactive CCR surface impoundments at inactive facilities (legacy CCR surface impoundments). If finalized as proposed, it could increase the regulatory cost of compliance for the Company's customers thereby increasing the cost of power which could materially adversely affect the Company’s business, financial condition and results of operations.

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

National Environmental Policy Act ("NEPA")
NEPA requires federal agencies to review the environmental impacts of their decisions and issue either an environmental assessment or an environmental impact statement. There are certain actions associated with surface coal mining that may trigger these types of assessments by federal agencies. When a NEPA action is required, the Company provides the required information to the appropriate federal agency to enable it to complete the required study. Historically, this process has been lengthy and may take several years to complete. In January 2023, the White House Council on Environmental Quality ("CEQ") issued interim guidance that instructs federal agencies to quantify GHG emissions for each alternative and use the social cost of greenhouse gasses to calculate a monetary metric associated with the proposed actions’ climate effects. The NEPA and interim guidance could adversely affect the Company’s ability to secure necessary permits.

On April 21, 2023, President Biden signed a new executive order focused on incorporating environmental justice considerations into federal decision-making. The executive order created a new White House Office of Environmental Justice, and directed all federal agencies to make environmental justice a central part of each agency’s mission by publishing an environmental justice strategic plan for the agency. Additionally, the order requires agencies conducting NEPA reviews to assess direct, indirect and cumulative impacts on environmental justice communities in their analyses, to consider best available science and information on disparate health impacts related to exposure to environmental hazards and provide opportunities for meaningful engagement with environmental justice communities during the environmental review process. It remains to be seen how federal agencies will undertake to comply with these new requirements addressing environmental justice considerations, but the development and application of the new requirements may result in permit uncertainty and delays for activities that require federal approvals.

On June 3, 2023, President Biden signed the Fiscal Responsibility Act of 2023 into law, which included certain provisions collectively known as the Builder Act. These Builder Act includes amendments to NEPA codify past regulatory reforms including narrowing what qualifies as a “major federal action,” limiting the scope of NEPA review to “reasonably foreseeable environmental effects,” narrowing consideration of cumulative effects, directing agencies to only consider technically and economically feasible reasonable alternatives and providing page limits and timelines for environmental impact statements and environmental assessments. It remains to be seen how the changes enacted by Congress will impact site level NEPA analysis.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Refer to the discussion of the Company's Critical Accounting Policies and Estimates as disclosed on pages 52 through 54 in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The Company's Critical Accounting Policies and Estimates have not materially changed since December 31, 2022.

CONSOLIDATED FINANCIAL SUMMARY

The results of operations for NACCO were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2023	2022	2023	2022
Revenues:
Coal Mining	$26,343	$26,602	$46,996	$47,564
NAMining	21,716	22,814	42,349	44,218
Minerals Management	9,171	11,962	17,456	24,716
Unallocated Items	4,628	617	5,819	809
Eliminations	(508)	(626)	(1,129)	(915)
Total revenue	$61,350	$61,369	$111,491	$116,392
Operating profit (loss):
Coal Mining	$(4,675)	$21,175	$(4,362)	$28,527
NAMining	2,214	1,257	3,044	2,528
Minerals Management	7,289	13,073	13,333	24,701
Unallocated Items	(3,065)	(5,952)	(8,418)	(11,391)
Eliminations	(13)	130	(33)	262
Total operating profit	1,750	29,683	3,564	44,627
Interest expense	572	496	1,117	1,009
Interest income	(1,714)	(195)	(2,869)	(340)
Closed mine obligations	433	377	842	757
(Gain) loss on equity securities	(421)	1,878	(1,049)	1,360
Other contract termination settlements	—	(16,882)	—	(16,882)
Other, net	(377)	(1,064)	(2,102)	(1,294)
Other income, net	(1,507)	(15,390)	(4,061)	(15,390)
Income before income tax provision (benefit)	3,257	45,073	7,625	60,017
Income tax provision (benefit)	737	7,893	(587)	10,255
Net income	$2,520	$37,180	$8,212	$49,762

Effective income tax rate	22.6%	17.5%	(7.7)%	17.1%

The components of the change in revenues and operating profit are discussed below in "Segment Results."

Second Quarter of 2023 Compared with Second Quarter of 2022, and First Six Months of 2023 Compared with First Six Months of 2022

Other (income) expense, net

During the second quarter of 2022, GRE transferred ownership of an office building with an estimated fair value of $4.1 million and conveyed membership units in Midwest AgEnergy, LLC (“MAG”) with an estimated fair value of $12.8 million. The Company recognized a gain of $16.9 million on the "Other contract termination settlements" line within the accompanying Unaudited Condensed Consolidated Statements of Operations during the second quarter of 2022 as a result of the transactions with GRE.

On December 1, 2022, the Company transferred its ownership interest in MAG to HLCP Ethanol Holdco, LLC. The Company received a payment of $1.2 million in the first six months of 2023 in connection with a post-closing purchase price adjustment, which is included on the line "Other, net" within the accompanying Unaudited Consolidated Statements of Operations. See Note 1 to the Unaudited Condensed Consolidated Financial Statements for further discussion of MAG.

Interest income increased in the second quarter of 2023 and the first six months of 2023 compared with the respective 2022 periods primarily due to a higher average invested cash balance as well as an increase in interest rates.

(Gain) loss on equity securities represents changes in the market price of invested assets reported at fair value. The change in the second quarter of 2023 and the first six months of 2023 compared with the respective 2022 periods was due to fluctuations in the market prices of the exchange-traded equity securities. See Note 5 to the Unaudited Condensed Consolidated Financial Statements for further discussion of equity securities.

Income Taxes

The Company evaluates and updates its estimated annual effective income tax rate on a quarterly basis based on current and forecasted operating results and tax laws. Consequently, based upon the mix and timing of actual earnings compared to projections of earnings between entities that benefit from percentage depletion and those that do not, the effective tax rate may vary quarterly. The benefit of percentage depletion is not directly related to the amount of consolidated pre-tax income recorded in a period. Accordingly, as a result of the significant reduction in 2023 forecasted income before income tax compared with 2022, the proportional effect of the benefit from percentage depletion on the effective income tax rate results in a negative forecasted effective tax rate for 2023. Each quarter, the Company updates its estimate of the annual effective tax rate and makes a cumulative adjustment if the estimated annual tax rate has changed.

LIQUIDITY AND CAPITAL RESOURCES OF NACCO

Cash Flows

The following tables detail NACCO's changes in cash flow for the six months ended June 30:

	2023	2022	Change
Operating activities:
Net cash provided by operating activities	$23,287	$40,481	$(17,194)

Investing activities:
Expenditures for property, plant and equipment and acquisition of mineral interests	(14,135)	(24,918)	10,783
Other	1,436	2,802	(1,366)
Net cash used for investing activities	(12,699)	(22,116)	9,417
Cash flow before financing activities	$10,588	$18,365	$(7,777)

The $17.2 million change in net cash provided by operating activities was primarily due to a $41.6 million decrease in net income partially offset by non-cash adjustments recognized during the first six months of 2022, including $16.9 million related to the termination and release of claims agreement between Falkirk and GRE. An unfavorable change in working capital also contributed to the reduction in net cash provided by operating activities.

	2023	2022	Change
Financing activities:
Net reductions to long-term debt and revolving credit agreement	$(1,130)	$(4,291)	$3,161
Cash dividends paid	(3,190)	(2,966)	(224)
Net cash used for financing activities	$(4,320)	$(7,257)	$2,937

The change in net cash used for financing activities was primarily due to fewer repayments during the first six months of 2023 compared with the first six months of 2022.

Financing Activities

Financing arrangements are obtained and maintained at the NACCO Natural Resources level. NACCO Natural Resources is the Company's holding Company for NACoal, NAMining, Catapult and Mitigation Resources. NACCO Natural Resources has a secured revolving line of credit of up to $150.0 million (the “Facility”) that expires in November 2025. There were no borrowings outstanding under the Facility at June 30, 2023. At June 30, 2023, the excess availability under the Facility was $117.2 million, which reflects a reduction for outstanding letters of credit of $32.8 million.

NACCO has not guaranteed any borrowings of NACCO Natural Resources. The borrowing agreements at NACCO Natural Resources allow for the payment to NACCO of dividends and advances under certain circumstances. Dividends (to the extent permitted by the Facility) and management fees are the primary sources of cash for NACCO and enable the Company to pay dividends to stockholders and repurchase shares.

The Facility has performance-based pricing, which sets interest rates based upon NACCO Natural Resources achieving various levels of debt to EBITDA ratios, as defined in the Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective June 30, 2023, for base rate and LIBOR loans were 1.23% and 2.23%, respectively. The Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.34% on the unused commitment at June 30, 2023.

The Facility contains restrictive covenants, which require, among other things, NACCO Natural Resources to maintain a maximum net debt to EBITDA ratio of 2.75 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 1.50 to 1.00, or if greater than 1.50 to 1.00, a Fixed Charge Coverage Ratio of 1.10 to 1.00, in conjunction with maintaining unused availability thresholds of borrowing capacity, as defined in the Facility, of $15.0 million. At June 30, 2023, NACCO Natural Resources was in compliance with all financial covenants in the Facility.

The obligations under the Facility are guaranteed by certain of NACCO Natural Resource's direct and indirect, existing and future domestic subsidiaries, and is secured by certain assets of NACCO Natural Resources and the guarantors, subject to customary exceptions and limitations.

The Company believes funds available from cash on hand, the Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the Facility in November 2025.

Expenditures for property, plant and equipment and mineral interests

Expenditures for property, plant and equipment and mineral interests were $14.1 million during the first six months of 2023. Planned expenditures for the remainder of 2023 are expected to be approximately $26 million in the NAMining segment, $20 million in the Minerals Management segment, $7 million in the Coal Mining segment and less than $1.0 million in Unallocated Items.

In the NAMining segment, 2023 capital expenditures are primarily related to the acquisition of equipment to be used at the
Thacker Pass lithium project. Sawtooth is the contract miner for the Thacker Pass lithium project. Under the terms of the contract mining agreement, the customer will reimburse Sawtooth for these capital expenditures over a five-year period from the equipment acquisition date.

Expenditures are expected to be funded from internally generated funds and/or bank borrowings.

Capital Structure

NACCO's consolidated capital structure is presented below:

	JUNE 30 2023	DECEMBER 31 2022	Change
Cash and cash equivalents	$117,016	$110,748	$6,268
Other net tangible assets	334,811	329,045	5,766
Intangible assets, net	26,401	28,055	(1,654)
Net assets	478,228	467,848	10,380
Total debt	(23,729)	(19,668)	(4,061)
Bellaire closed mine obligations	(21,101)	(21,214)	113
Total equity	$433,398	$426,966	$6,432
Debt to total capitalization	5%	4%	1%

The increase in other net tangible assets at June 30, 2023 compared with December 31, 2022 was mainly the result of an increase in Trade accounts receivable due to higher sales at NAMining and Mitigation Resources as well as a decrease in Accrued payroll for payments made under the Company's incentive compensation plans during the first six months of 2023. These items were partially offset by a reduction in the Federal income tax receivable during the first six months of 2023.

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

SEGMENT RESULTS

COAL MINING SEGMENT

FINANCIAL REVIEW

Tons of coal delivered by the Coal Mining segment were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2023	2022	2023	2022
Unconsolidated operations	4,602	5,534	10,794	11,851
Consolidated operations	906	915	1,617	1,647
Total tons delivered	5,508	6,449	12,411	13,498

The results of operations for the Coal Mining segment were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2023	2022	2023	2022
Revenues	$26,343	$26,602	$46,996	$47,564
Cost of sales	33,269	24,638	59,147	43,488
Gross (loss) profit	(6,926)	1,964	(12,151)	4,076
Earnings of unconsolidated operations(a)	9,962	13,460	22,428	26,786
Contract termination settlement	—	14,000	—	14,000
Selling, general and administrative expenses	6,716	7,192	13,153	14,431
Amortization of intangible assets	927	1,058	1,654	1,905
Loss (gain) on sale of assets	68	(1)	(168)	(1)
Operating (loss) profit	$(4,675)	$21,175	$(4,362)	$28,527
(a) See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.

Second Quarter of 2023 Compared with Second Quarter of 2022

Revenues in the second quarter of 2023 were comparable to the second quarter of 2022.

The following table identifies the components of change in operating (loss) profit for the second quarter of 2023 compared with the second quarter of 2022:

Operating (Loss) Profit
2022	$21,175
Increase (decrease) from:
Contract termination settlement	(14,000)
Gross profit, excluding inventory impairment charge	(7,094)
Earnings of unconsolidated operations	(3,498)
Inventory impairment charge	(1,796)
Loss on sale of assets	(69)
Selling, general and administrative expenses	476
Amortization of intangibles	131
2023	$(4,675)

Operating (loss) profit decreased $25.9 million in the second quarter of 2023 compared with the second quarter of 2022. This decrease was primarily due to the non-recurrence of $14.0 million recognized in the second quarter of 2022 related to the contract termination settlement with GRE, a decrease in gross profit and a decrease in the earnings of unconsolidated operations, partially offset by lower selling, general and administrative expenses.

The decrease in gross profit was primarily due to an increase in the cost per ton delivered at MLMC. The increase in cost per ton delivered at MLMC is due to costs associated with establishing operations in a new mine area and a reduction in the number of tons severed. The reduction in severed tons was due to adverse mining conditions caused by the amount of rain during the second quarter of 2023, as well as operational inefficiencies related to final mining activities at the existing mine area. Fewer tons severed caused a decrease in tons held in inventory since more tons were delivered than produced during the second quarter of 2023, which resulted in an increase in the cost per ton and a $1.8 million inventory impairment charge to write down coal inventory to its net realizable value.

The decrease in the earnings of unconsolidated operations was primarily due to:

•A reduction in earnings at Coteau due to reduced customer requirements and a change in price;
•A reduction in the per ton management fee at Falkirk effective May 2022 through May 2024 to support the transition of the Coal Creek Station Power Plant to Rainbow Energy, as well as a reduction in customer requirements; and
•A reduction in earnings at Sabine, which ceased deliveries in the first quarter of 2023 and began final reclamation on April 1, 2023.

These decreases in the earnings of unconsolidated operations were partly offset by improved results at Coyote Creek.

The decrease in selling, general and administrative expenses was primarily due to lower employee-related costs.

First Six Months of 2023 Compared with First Six Months of 2022

Revenues in the first six months of 2023 were comparable to the first six months of 2022.

The following table identifies the components of change in operating (loss) profit for the first six months of 2023 compared with the first six months of 2022:

Operating (Loss) Profit
2022	$28,527
Increase (decrease) from:
Contract termination settlement	(14,000)
Gross profit, excluding inventory impairment charges	(12,007)
Earnings of unconsolidated operations	(4,358)
Inventory impairment charges	(4,220)
Selling, general and administrative expenses	1,278
Amortization of intangibles	251
Gain on sale of assets	167
2023	$(4,362)

Operating (loss) profit decreased $32.9 million in the first six months of 2023 compared with the first six months of 2022 due to the non-recurrence of $14.0 million recognized in the second quarter of 2022 related to the contract termination settlement with GRE, a decrease in gross profit and a decline in the earnings of unconsolidated operations, partially offset by lower selling, general and administrative expenses.

The decrease in gross profit was primarily due to an increase in the cost per ton delivered at MLMC. The increase in cost per ton delivered at MLMC is due to costs associated with establishing operations in a new mine area and a reduction in the number of tons severed. The reduction in severed tons was due to adverse mining conditions caused by the amount of rain during the first six months of 2023, as well as operational inefficiencies related to final mining activities at the existing mine area. Fewer tons severed caused a decrease in tons held in inventory since more tons were delivered than produced during the first six months of 2023, which resulted in an increase in the cost per ton and $4.2 million of inventory impairment charges to write down coal inventory to its net realizable value.

The decrease in the earnings of unconsolidated operations was primarily due to a reduction in the per ton management fee at Falkirk effective May 2022 through May 2024 to support the transition of the Coal Creek Station Power Plant to Rainbow Energy as well as a reduction in customer requirements. A reduction in earnings at Coteau due to reduced customer requirements also contributed to the decrease in the earnings of unconsolidated operations. These decreases were partly offset by improved results at Coyote Creek.

The decrease in selling, general and administrative expenses was primarily due to lower employee-related costs.

NORTH AMERICAN MINING ("NAMining") SEGMENT

FINANCIAL REVIEW
Tons delivered by the NAMining segment were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2023	2022	2023	2022
Total tons delivered	13,939	13,373	28,768	27,335

The results of operations for the NAMining segment were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2023	2022	2023	2022
Total revenues	$21,716	$22,814	$42,349	$44,218
Reimbursable costs	12,656	14,062	24,749	26,078
Revenues excluding reimbursable costs	$9,060	$8,752	$17,600	$18,140

Total revenues	$21,716	$22,814	$42,349	$44,218
Cost of sales	18,884	20,583	38,125	40,233
Gross profit	2,832	2,231	4,224	3,985
Earnings of unconsolidated operations(a)	1,122	1,162	2,480	2,428
Selling, general and administrative expenses	1,740	2,056	3,660	3,810
Loss on sale of assets	—	80	—	75
Operating profit	$2,214	$1,257	$3,044	$2,528
(a) See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.

Second Quarter of 2023 Compared with Second Quarter of 2022

Total revenues decreased 4.8% in the second quarter of 2023 compared with the second quarter of 2022 primarily due to a reduction in revenue from reclamation activities at Caddo Creek as a result of the Company's first-quarter 2023 acquisition of Marshall Mine, where Caddo Creek had been performing mine reclamation work. This decrease was partially offset by revenue from mining operations at an additional quarry added during the fourth quarter of 2022.

The following table identifies the components of change in operating profit for the second quarter of 2023 compared with the second quarter of 2022:

Operating Profit
2022	$1,257
Increase (decrease) from:
Gross profit	601
Selling, general and administrative expenses	316
Loss on sale of assets	80
Earnings of unconsolidated operations	(40)
2023	$2,214

Operating profit increased $1.0 million in the second quarter of 2023 compared with the second quarter of 2022 primarily due to an increase in gross profit and a decrease in selling, general and administrative expenses. The increase in gross profit was due to higher earnings at the consolidated quarries as well as an increase in dragline part sales, partially offset by the absence of earnings associated with Caddo Creek reclamation activities. The decrease in selling, general and administrative expenses was mainly due to lower employee-related costs.

First Six Months of 2023 Compared with First Six Months of 2022

Total revenues decreased 4.2% in the first six months of 2023 compared with the first six months of 2022 primarily due to a reduction in revenue from reclamation activities at Caddo Creek as a result of the Company's first-quarter 2023 acquisition of Marshall Mine, where Caddo Creek had been performing mine reclamation work.

The following table identifies the components of change in operating profit for the first six months of 2023 compared with the first six months of 2022:

Operating Profit
2022	$2,528
Increase (decrease) from:
Gross profit	239
Selling, general and administrative expenses	150
Loss on sale of assets	75
Earnings of unconsolidated operations	52
2023	$3,044

Operating profit increased $0.5 million in the first six months of 2023 compared with the first six months of 2022 primarily due to an increase in gross profit and a decrease in selling, general and administrative expenses. The increase in gross profit was due to higher earnings at the consolidated quarries as well as an increase in dragline part sales, partially offset by the absence of earnings associated with Caddo Creek reclamation activities. The decrease in selling, general and administrative expenses was mainly due to lower employee-related costs.

MINERALS MANAGEMENT SEGMENT
FINANCIAL REVIEW

The results of operations for the Minerals Management segment were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2023	2022	2023	2022
Revenues	$9,171	$11,962	$17,456	$24,716
Cost of sales	910	733	1,962	1,481
Gross profit	8,261	11,229	15,494	23,235
Selling, general and administrative expenses	972	552	2,161	1,061
Gain on sale of assets	—	(2,396)	—	(2,527)
Operating profit	$7,289	$13,073	$13,333	$24,701

During the second quarter of 2023 and the first six months of 2023, the oil and natural gas industry experienced a decline in commodity prices compared with the respective 2022 periods. Oil and natural gas prices have been historically volatile and may continue to be volatile in the future. The table below demonstrates such volatility with the average price as reported by the United States Energy Information Administration for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2023	2022	2023	2022
West Texas Intermediate Average Crude Oil Price	$73.76	$108.72	$74.92	$101.59
Henry Hub Average Natural Gas Price	$2.16	$7.48	$2.41	$6.07

Revenues and operating profit decreased significantly in the second quarter of 2023 and the first six months of 2023 compared with the respective 2022 periods, primarily due to substantially lower natural gas and oil prices and the recognition of less settlement income. The second quarter of 2023 and the first quarter of 2022 included $1.4 million and $2.1 million of settlement income, respectively. Settlement income relates to the Company’s ownership interest in certain mineral rights.

In addition, operating profit in the second quarter of 2023 decreased due to a $2.4 million gain on the sale of land related to legacy operations during the second quarter of 2022.

An increase in selling, general and administrative expenses, mainly due to higher employee-related costs, also contributed to the decrease in operating profit.

UNALLOCATED ITEMS AND ELIMINATIONS

FINANCIAL REVIEW

Unallocated Items and Eliminations were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2023	2022	2023	2022
Operating loss	$(3,078)	$(5,822)	$(8,451)	$(11,129)

The operating loss in the second quarter of 2023 and the first six months of 2023 decreased compared with the respective 2022 periods due to higher earnings at Mitigation Resources and lower employee-related costs.

NACCO Industries, Inc. Outlook

Coal Mining Outlook

Coal deliveries for second-half and full-year 2023 are expected to decrease from 2022 levels. The owner of the power plant served by the Company's Sabine Mine in Texas retired the Pirkey power plant, and as a result Sabine ceased deliveries March 31, 2023. This is the primary driver for the year-over-year declines in coal deliveries.

Coal Mining operating profit and Segment Adjusted EBITDA are also expected to decrease significantly in both the 2023 second half and full year compared with the respective 2022 periods, including and excluding the contract termination payment received in 2022. The expected reduction in operating profit for the remainder of 2023 is primarily the result of reduced earnings at both the consolidated and unconsolidated Coal Mining operations.

Results at the consolidated mining operations are projected to decrease significantly in the second half of 2023 from the comparable 2022 period. This expected decrease is mainly due to an expected substantial decline in earnings at MLMC from decreased customer demand and increased costs associated with establishing operations in a new mine area. The year-over-year decrease in second-half 2023 results is expected to be lower than the decrease experienced in the first half of 2023 because the anticipated inefficiencies of this project are expected to continue through the third quarter and then moderate beginning in the fourth quarter of 2023 and into 2024. MLMC does not anticipate opening additional mine areas through the remaining contract term. As a result, mine development capital expenditures are expected to moderate from 2024 through 2032. While increased depreciation from capital expenditures related to the new mine area will affect future results, the Company anticipates MLMC should contribute favorably to Segment Adjusted EBITDA in future years. In 2023, capital expenditures are expected to be $11 million, with $7 million expended in the second half of 2023, primarily for mine development and equipment replacement.

The anticipated reduction in earnings at the unconsolidated Coal Mining operations for the second half of 2023 from second half of 2022 is primarily due to the early retirement of the Pirkey power plant and commencement of final reclamation at the Sabine Mine, which began April 1, 2023. Sabine is receiving compensation for providing final mine reclamation services, but at a lower rate than during active mining. Funding for Sabine's mine reclamation is the responsibility of the customer. A decrease in earnings at Falkirk and Coteau is also expected to contribute to the lower earnings of unconsolidated operations.

The Company's contract structure at each of its coal mining operations eliminates exposure to spot coal market price fluctuations. However, fluctuations in natural gas prices, weather and the availability of renewable power generation, particularly wind, can contribute to changes in power plant dispatch and customer demand for coal. Changes to customer power plant dispatch would affect the Company’s outlook for the remainder of 2023, as well as over the longer term.

NAMining Outlook

NAMining expects operating profit and Segment Adjusted EBITDA to increase in both the 2023 second half and full year over the respective 2022 periods but decrease from the 2023 first half. The second-half increase over 2022 is primarily because the second half of 2022 included a $0.8 million charge related to a voluntary retirement program. A reduction in Caddo Creek earnings is expected to be offset by improvements at other NAMining operations. This anticipated improvement is due in part to profit improvement initiatives underway, as well as contributions from mining operations commencing at an additional quarry during the fourth quarter of 2022.

In 2023, NAMining capital expenditures are expected to be $35 million, with $26 million expended in the second half of 2023, primarily for the acquisition of equipment to support the Thacker Pass lithium project.

Minerals Management Outlook

The Minerals Management segment derives income from royalty-based leases under which lessees make payments to the Company based on their sale of natural gas, oil, natural gas liquids and coal, extracted primarily by third parties. Changing prices of natural gas and oil could have a significant impact on Minerals Management’s operating profit.

Operating profit and Segment Adjusted EBITDA for the 2023 second half and full year are expected to decrease significantly compared with the respective 2022 periods. These decreases are primarily driven by current market expectations for natural gas and oil prices. Based on current market expectations, operating profit in the second half is expected to decline moderately from the first half of 2023.

The Company's forecast is based on current market assumptions for natural gas and oil market prices; however, commodity prices are inherently volatile. Growing economic uncertainty continues to drive commodity price volatility and any change in natural gas and oil prices from current expectations will result in adjustments to the Company's outlook.

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

In 2023, Minerals Management expects capital expenditures of approximately $21 million, which includes up to $20 million of additional investments during the second half of 2023 that align with the Company's strategy and objectives to establish a diversified portfolio of mineral and royalty interests. Future investments are expected to be accretive, but each investment's contribution to near-term earnings is dependent on the details of that investment, including the size and type of interests acquired and the stage and timing of mineral development.

Consolidated Outlook

Overall, the Company expects consolidated results to continue to decrease in the third quarter before improving in the fourth quarter. The improvement in fourth quarter 2023 results will not offset the anticipated third quarter decline. Therefore, earnings in the second half of 2023 are expected to be lower than both the first half of 2023 and the second half of 2022, primarily driven by activity at the Minerals Management and Coal Mining segments. At Minerals Management, the decrease in the second half of 2023 is primarily driven by the expected continued reduction in commodity prices from 2022 price levels. At the Coal Mining segment, a higher cost per ton at MLMC is expected to reduce earnings in the second half of 2023, particularly the third quarter. In addition, a reduction in earnings from the unconsolidated mines is expected to contribute to the decrease. These reductions are expected to be partially offset by lower income tax expense. The Company expects a negative effective income tax rate between 5% and 10% for the 2023 full year.

Management continues to view the long-term business outlook for NACCO positively, despite an expected significant decrease in full-year 2023 consolidated net income compared with 2022. In 2024 and beyond, the Coal Mining segment expects increased profitability compared with anticipated full-year 2023 results due in part to improvements at Falkirk and MLMC. At Falkirk, the temporary price concessions end in June 2024. At MLMC, the cost per ton delivered is expected to moderate once the move to the new mine area is complete in the second half of 2023. In addition, certain costs incurred at MLMC in 2023 will be passed through to the customer and included in revenues in 2024. Earnings from the Sawtooth lithium project are also expected to contribute to improved results in 2024 and 2025 and more significantly when production commences at Thacker Pass in 2026.

Mitigation Resources of North America® continues to build on the substantial foundation established over the past several years and currently has eight mitigation banks and four permittee-responsible mitigation projects located in Tennessee, Mississippi, Alabama and Texas. Mitigation Resources was named a designated provider of abandoned mine land restoration by the State of Texas. It plans to provide ecological restoration services for abandoned surface mines as well as pursue additional environmental restoration projects during the remainder of 2023.

In 2023, the Company expects capital expenditures of approximately $68 million, which includes up to $20 million of investments at Minerals Management. As a result of the forecasted capital expenditures and anticipated substantial decrease in net income, cash flow before financing activities in 2023 is expected to be positive but decline significantly from 2022.

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

The Minerals Management segment continues to pursue acquisitions of mineral and royalty interests in the United States. The Minerals Management segment expects to benefit from the continued development of its mineral properties without additional capital investment, as development costs are borne entirely by third-party exploration and development companies that lease the minerals. This business model can deliver higher average operating margins over the life of a reserve than traditional oil and gas companies that bear the cost of exploration, production and/or development. Catapult, the Company’s business unit focused on managing and expanding the Company’s portfolio of oil and gas mineral and royalty interests, has developed a strong network to source and secure new acquisitions. The goal is to construct a high-quality diversified portfolio of oil and gas mineral and royalty interests in the United States that delivers near-term cash flow yields and long-term projected growth. The Company believes this business will provide unlevered after-tax returns on invested capital in the mid-teens as this business model matures.

The Company remains committed to expanding the NAMining business while improving profitability. NAMining intends to be a substantial contributor to operating profit over time. The pace of achieving that objective will depend on the execution and successful implementation of profit improvement initiatives in the aggregates operations, and the mix and scale of new projects. A number of initiatives are underway or in the planning stages that are expected to support the continuing improvement of financial results at these mining operations over time. Until profit improves at existing operations, NAMining has narrowed its business development efforts.

Sawtooth has a mining services agreement to provide comprehensive mining services as the exclusive contract miner for the Thacker Pass lithium project in northern Nevada, owned by Lithium Nevada Corp., a subsidiary of Lithium Americas Corp. (TSX: LAC) (NYSE: LAC). Lithium Americas controls the lithium reserves at Thacker Pass. On March 2, 2023, Lithium Americas announced that construction had commenced. Phase 1 production of lithium is projected to begin in the second half of 2026. Sawtooth began acquiring mining equipment for this project in the second quarter of 2023. Under the terms of the contract mining agreement, Lithium Americas will reimburse Sawtooth for these capital expenditures over a five-year period from the equipment acquisition date. Sawtooth will be reimbursed for all costs of mine construction plus a construction fee. The Company expects to continue to recognize moderate income prior to commencement of production in 2026. Once production commences, Sawtooth will receive a management fee per metric ton of lithium delivered. At maturity, this contract is expected to deliver fee income similar to a mid-sized management fee coal mine.

Mitigation Resources continues to expand its business, which creates and sells stream and wetland mitigation credits and provides services to those engaged in permittee-responsible mitigation as well as provides other environmental restoration services. This business offers an opportunity for growth and diversification in an industry where the Company has substantial knowledge and expertise and a strong reputation. Mitigation Resources is making strong progress toward its goal of becoming a top ten provider of stream and wetland mitigation services in the southeastern United States. The Company believes that Mitigation Resources can provide solid rates of return on capital employed as this business matures.

The Company also continues to pursue activities which can strengthen the resiliency of its existing coal mining operations. The Company remains focused on managing coal production costs and maximizing efficiencies and operating capacity at mine locations to help customers with management fee contracts be more competitive. These activities benefit both customers and the Company's Coal Mining segment, as fuel cost is a significant driver for power plant dispatch. Increased power plant dispatch results in increased demand for coal by the Coal Mining segment's customers. Fluctuating natural gas prices, weather and availability of renewable energy sources, such as wind and solar, could affect the amount of electricity dispatched from coal-fired power plants. While the Company realizes the coal mining industry faces political and regulatory challenges and demand for coal is projected to decline over the longer-term, the Company believes coal should be an essential part of the energy mix in the United States for the foreseeable future.

The Company continues to look for ways to create additional value by utilizing its core mining competencies which include reclamation and permitting. One such way the Company may be able to utilize these skills is through development of utility-scale solar projects on reclaimed mining properties. Reclaimed mining properties offer large tracts of land that could be well-suited for solar and other energy-related projects. These projects could be developed by the Company itself or through joint ventures that include partners with expertise in energy development projects. In March 2023, the Company acquired 100% of the membership interests in the Marshall Mine, where Caddo Creek had been performing mine reclamation work. The Company is considering development of a utility-scale solar project at this location.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) changes to or termination of customer or other third-party contracts, or a customer or other third party default under a contract, (2) any customer's premature facility closure, (3) regulatory actions, including the United States Environmental Protection Agency's 2023 proposed rules relating to mercury and greenhouse gas emissions for coal-fired power plants, changes in mining permit requirements or delays in obtaining mining permits that could affect deliveries to customers, (4) a significant reduction in purchases by the Company's customers, including as a result of changes in coal consumption patterns of U.S. electric power generators, or changes in the power industry that would affect demand for the Company's coal and other mineral reserves, (5) changes in the prices of hydrocarbons, particularly diesel fuel, natural gas, natural gas liquids and oil, (6) failure or delays by the Company's lessees in achieving expected production of natural gas and other hydrocarbons; the availability and cost of transportation and processing services in the areas where the Company's oil and gas reserves are located; federal and state legislative and regulatory initiatives relating to hydraulic fracturing; and the ability of lessees to obtain capital or financing needed for well-development operations and leasing and development of oil and gas reserves on federal lands, (7) failure to obtain adequate insurance coverages at reasonable rates, (8) supply chain disruptions, including price increases and shortages of parts and materials, (9) changes in tax laws or regulatory requirements, including the elimination of, or reduction in, the percentage depletion tax deduction, changes in mining or power plant emission regulations and health, safety or environmental legislation, (10) the ability of the Company to access credit in the current economic environment, or obtain financing at reasonable rates, or at all, and to maintain surety bonds for mine reclamation as a result of current market sentiment for fossil fuels, (11) impairment charges, (12) the effects of investors’ and other stakeholders’ increasing attention to environmental, social and governance matters, (13) changes in costs related to geological and geotechnical conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (14) weather conditions, extended power plant outages, liquidity events or other events that would change the level of customers' coal or aggregates requirements, (15) weather or equipment problems that could affect deliveries to customers, (16) changes in the costs to reclaim mining areas, (17) costs to pursue and develop new mining, mitigation, oil and gas and solar development opportunities and other value-added service opportunities, (18) delays or reductions in coal or aggregates deliveries, (19) the ability to successfully evaluate investments and achieve intended financial results in new business and growth initiatives, (20) disruptions from natural or human causes, including severe weather, accidents, fires, earthquakes and terrorist acts, any of which could result in suspension of operations or harm to people or the environment, and (21) the ability to attract, retain, and replace workforce and administrative employees.

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

Changes in internal control over financial reporting: During the second quarter of 2023, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
    None.

Item 1A    Risk Factors
During the quarter ended June 30, 2023, there have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, except as follows:

The coal mining industry is subject to ongoing complex governmental regulations and legislation that could adversely impact the Company’s long-term mining contracts and the Company’s results of operations, liquidity, financial condition and cash flow.

The United States Environmental Protection Agency (the “EPA”) has a comprehensive regulatory program to manage the disposal of coal combustion residuals (“CCR”) from coal-fired power plants as non-hazardous material under the Resource Conservation and Recovery Act (“RCRA”). Individual states administer some or all of the RCRA provisions. The North Dakota Department of Environmental Quality approved Falkirk’s customer's plan for an alternate disposal liner to store coal ash at the Coal Creek Station power plant. In the first quarter of 2023, the EPA proposed to deny the application. If denied, a new liner or new waste management unit(s) may need to be installed which could result in the temporary suspension of operations at Coal Creek Station. To minimize any impact to operations, Coal Creek Station is moving forward with plans to dry CCR materials produced by the plant, reducing the need to utilize the lined area in question. Falkirk is the sole supplier of lignite coal to Coal Creek Station. Any suspension of operations at Coal Creek Station would eliminate the need for lignite coal during the suspension period. Any such suspension of operations at Coal Creek Station or any of the power plants supplied by the Company's mines could have a material adverse effect on the Company’s business, financial condition and results of operations.

The EPA also has a comprehensive regulatory program to manage airborne emissions from coal-fired power plants. During the first half of 2023, the EPA proposed updated rules related to mercury and greenhouse gas emissions from coal-fired power plants. The first update was to the Mercury Air Toxics Standard, or MATS. In this update, the EPA proposed to eliminate a mercury emission standard for lignite-fired power plants that currently permits higher mercury emissions by lignite plants than other coal plants. In the event this rule is adopted as proposed, and not successfully legally challenged, it could result in the closure of many lignite-fired power plants, potentially including all of those supplied by the Company. The second update was the EPA’s proposed new rule for greenhouse gas emissions from coal-fired power plants. In this proposed new rule, the EPA requires that power plant owners that intend to operate the plants beyond 2031 utilize controls including reduced levels of power generation, co-firing coal and natural gas and installing carbon capture and sequestration to reduce greenhouse gas emissions. Each of these controls may impact the plant owners’ profitability and could result in the closure of coal-fired power plants, potentially including all of those supplied by the Company. The closure of any of the power plants supplied by the Company could have a material adverse effect on the Company’s business, financial condition and results of operation.

See the Government Regulation Update on page 19 of this Quarterly Report on Form 10-Q for further information.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities (1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
Month #1 (April 1 to 30, 2023)	—	$—	—	$20,000,000
Month #2 (May 1 to 31, 2023)	—	$—	—	$20,000,000
Month #3 (June 1 to 30, 2023)	—	$—	—	$20,000,000
Total	—	$—	—	$20,000,000

(1)    During 2021, the Company established a stock repurchase program allowing for the purchase of up to $20.0 million of the Company's Class A Common Stock outstanding through December 31, 2023. See Note 4 to the Unaudited Condensed Consolidated Financial Statements for further discussion of the Company's stock repurchase program.

Item 3    Defaults Upon Senior Securities
    None.

Item 4    Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 filed with this Quarterly Report on Form 10-Q for the period ended June 30, 2023.

Item 5    Other Information
    None.

Item 6    Exhibits

Exhibit
Number*	Description of Exhibits

10.1
NACCO Industries, Inc.'s Amended and Restated Executive Long-Term Incentive Compensation Plan (effective March 1, 2023) is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on May 16, 2023, Commission File Number 1-9172.

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

NACCO Industries, Inc. (Registrant)
Date:	August 2, 2023	/s/ Elizabeth I. Loveman
Elizabeth I. Loveman
Senior Vice President and Controller (principal financial and accounting officer)