Form 10-Q
period 2023-09-30
NACCO INDUSTRIES INC
filed 2023-11-01
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☑
Number of shares of Class A Common Stock outstanding at October 27, 2023: 5,939,643
Number of shares of Class B Common Stock outstanding at October 27, 2023: 1,565,819

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30 2023	DECEMBER 31 2022
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$128,167	$110,748
Trade accounts receivable	29,738	37,940
Accounts receivable from affiliates	5,005	6,638
Inventories	69,216	71,488
Assets held for sale	3,936	285
Federal income tax receivable	5,864	15,687
Prepaid insurance	3,907	1,999
Other current assets	12,314	15,622
Total current assets	258,147	260,407
Property, plant and equipment, net	236,836	217,952
Intangibles, net	25,759	28,055
Investments in unconsolidated subsidiaries	11,461	14,927
Operating lease right-of-use assets	7,422	6,419
Other non-current assets	41,278	40,312
Total assets	$580,903	$568,072
LIABILITIES AND EQUITY
Accounts payable	$24,589	$11,952
Accounts payable to affiliates	1,268	1,362
Current maturities of long-term debt	3,579	3,649
Asset retirement obligations	8,102	1,746
Accrued payroll	13,451	18,105
Deferred revenue	1,299	833
Other current liabilities	8,582	6,623
Total current liabilities	60,870	44,270
Long-term debt	18,955	16,019
Operating lease liabilities	8,201	7,528
Asset retirement obligations	41,556	44,256
Pension and other postretirement obligations	4,049	5,082
Deferred income taxes	4,206	6,122
Liability for uncertain tax positions	8,552	9,329
Other long-term liabilities	6,069	8,500
Total liabilities	152,458	141,106
Stockholders' equity
Common stock:
Class A, par value $1 per share, 5,939,643 shares outstanding (December 31, 2022 - 5,782,944 shares outstanding)	5,940	5,783
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,565,819 shares outstanding (December 31, 2022 - 1,566,129 shares outstanding)	1,566	1,566
Capital in excess of par value	25,415	23,706
Retained earnings	404,478	404,924
Accumulated other comprehensive loss	(8,954)	(9,013)
Total stockholders' equity	428,445	426,966
Total liabilities and equity	$580,903	$568,072

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2023	2022	2023	2022
	(In thousands, except per share data)
Revenues	$46,546	$61,793	$158,037	$178,185
Cost of sales	48,720	43,965	150,447	128,867
Gross (loss) profit	(2,174)	17,828	7,590	49,318
Earnings of unconsolidated operations	12,754	14,588	37,662	43,802
Contract termination settlement	—	—	—	14,000
Operating expenses
Selling, general and administrative expenses	16,118	17,790	45,740	48,415
Amortization of intangible assets	642	867	2,296	2,772
Loss (gain) on sale of assets	87	2	(81)	(2,451)
Asset impairment charges	—	3,939	—	3,939
	16,847	22,598	47,955	52,675
Operating (loss) profit	(6,267)	9,818	(2,703)	54,445
Other (income) expense
Interest expense	632	486	1,749	1,495
Interest income	(1,679)	(352)	(4,548)	(692)
Closed mine obligations	394	398	1,236	1,155
Loss (gain) on equity securities	551	316	(498)	1,676
Income from equity method investee	—	(2,156)	—	(2,156)
Other contract termination settlements	—	—	—	(16,882)
Other, net	(315)	(354)	(2,417)	(1,648)
	(417)	(1,662)	(4,478)	(17,052)
(Loss) income before income tax (benefit) provision	(5,850)	11,480	1,775	71,497
Income tax (benefit) provision	(2,018)	866	(2,605)	11,121
Net (loss) income	$(3,832)	$10,614	$4,380	$60,376

Earnings per share:
Basic (loss) earnings per share	$(0.51)	$1.45	$0.59	$8.27
Diluted (loss) earnings per share	$(0.51)	$1.45	$0.58	$8.24

Basic weighted average shares outstanding	7,517	7,337	7,480	7,302
Diluted weighted average shares outstanding	7,517	7,337	7,515	7,329

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2023	2022	2023	2022
	(In thousands)
Net (loss) income	$(3,832)	$10,614	$4,380	$60,376
Reclassification of pension and postretirement adjustments into earnings, net of $6 and $18 tax benefit in the three and nine months ended September 30, 2023, respectively, and net of $38 and $105 tax benefit in the three and nine months ended September 30, 2022, respectively.	20	118	59	354
Total other comprehensive income	20	118	59	354
Comprehensive (loss) income	$(3,812)	$10,732	$4,439	$60,730

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30
	2023	2022
	(In thousands)
Operating activities
Net cash provided by operating activities	$63,020	$54,929

Investing activities
Expenditures for property, plant and equipment and acquisition of mineral interests	(37,894)	(42,004)
Proceeds from the sale of property, plant and equipment	323	2,824
Proceeds from the sale of private company equity units	1,153	—
Other	(1,137)	(58)
Net cash used for investing activities	(37,555)	(39,238)

Financing activities
Additions to long-term debt	790	1,664
Reductions of long-term debt	(3,186)	(2,118)
Net reductions to revolving credit agreements	—	(4,000)
Cash dividends paid	(4,826)	(4,488)
Purchase of treasury shares	(824)	—
Net cash used for financing activities	(8,046)	(8,942)

Cash and cash equivalents
Total increase for the period	17,419	6,749
Balance at the beginning of the period	110,748	86,005
Balance at the end of the period	$128,167	$92,754
See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2022	$5,616	$1,567	$16,331	$336,778	$(8,176)	$352,116
Stock-based compensation	145	—	978	—	—	1,123
Conversion of Class B to Class A shares	1	(1)	—	—	—	—
Net income	—	—	—	12,582	—	12,582
Cash dividends on Class A and Class B common stock: $0.1975 per share	—	—	—	(1,445)	—	(1,445)
Reclassification adjustment to net income, net of tax	—	—	—	—	118	118
Balance, March 31, 2022	$5,762	$1,566	$17,309	$347,915	$(8,058)	$364,494
Stock-based compensation	7	—	2,325	—	—	2,332
Net income	—	—	—	37,180	—	37,180
Cash dividends on Class A and Class B common stock: $0.2075 per share	—	—	—	(1,521)	—	(1,521)
Reclassification adjustment to net income, net of tax	—	—	—	—	118	118
Balance, June 30, 2022	$5,769	$1,566	$19,634	$383,574	$(7,940)	$402,603
Stock-based compensation	7	—	3,601	—	—	3,608
Net income	—	—	—	10,614	—	10,614
Cash dividends on Class A and Class B common stock: $0.2075 per share	—	—	—	(1,522)	—	(1,522)
Reclassification adjustment to net income, net of tax	—	—	—	—	118	118
Balance, September 30, 2022	$5,776	$1,566	$23,235	$392,666	$(7,822)	$415,421

Balance, January 1, 2023	$5,783	$1,566	$23,706	$404,924	$(9,013)	$426,966
Stock-based compensation	161	—	403	—	—	564
Net income	—	—	—	5,692	—	5,692
Cash dividends on Class A and Class B common stock: $0.2075 per share	—	—	—	(1,557)	—	(1,557)
Reclassification adjustment to net income, net of tax	—	—	—	—	21	21
Balance, March 31, 2023	$5,944	$1,566	$24,109	$409,059	$(8,992)	$431,686
Stock-based compensation	10	—	797	—	—	807
Net income	—	—	—	2,520	—	2,520
Cash dividends on Class A and Class B common stock: $0.2175 per share	—	—	—	(1,633)	—	(1,633)
Reclassification adjustment to net income, net of tax	—	—	—	—	18	18
Balance, June 30, 2023	$5,954	$1,566	$24,906	$409,946	$(8,974)	$433,398
Stock-based compensation	10	—	1,309	—	—	1,319
Purchase of treasury shares	(24)	—	(800)	—	—	(824)
Net loss	—	—	—	(3,832)	—	(3,832)
Cash dividends on Class A and Class B common stock: $0.2175 per share	—	—	—	(1,636)	—	(1,636)
Reclassification adjustment to net income, net of tax	—	—	—	—	20	20
Balance, September 30, 2023	$5,940	$1,566	$25,415	$404,478	$(8,954)	$428,445

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(In thousands, except as noted and per share amounts)

NOTE 1—Nature of Operations and Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of NACCO Industries, Inc.® (“NACCO”) and its wholly owned subsidiaries (collectively, the “Company”). NACCO brings natural resources to life by delivering aggregates, minerals, reliable fuels and environmental solutions through its robust portfolio of NACCO Natural Resources businesses. The Company operates under three business segments: Coal Mining, North American Mining® ("NAMining") and Minerals Management. The Coal Mining segment operates surface coal mines for power generation companies. The NAMining segment is a trusted mining partner for producers of aggregates, activated carbon, lithium and other industrial minerals. The Minerals Management segment, which includes the Catapult Mineral Partners ("Catapult") business, acquires and promotes the development of mineral interests. Mitigation Resources of North America® ("Mitigation Resources") provides stream and wetland mitigation solutions.

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

During the three and nine months ended September 30, 2023, the Coal Mining segment's operating coal mines were: The Coteau Properties Company (“Coteau”), Coyote Creek Mining Company, LLC (“Coyote Creek”), The Falkirk Mining Company (“Falkirk”) and Mississippi Lignite Mining Company (“MLMC”).

The Sabine Mining Company (“Sabine”) operates the Sabine Mine in Texas. All production from Sabine was delivered to Southwestern Electric Power Company's (“SWEPCO”) Henry W. Pirkey Plant (the “Pirkey Plant”). SWEPCO is an American Electric Power (“AEP”) company. As a result of the early retirement of the Pirkey Plant, Sabine ceased deliveries in the first quarter of 2023 and final reclamation began on April 1, 2023. Funding for mine reclamation is the responsibility of SWEPCO, and Sabine receives compensation for providing mine reclamation services. During the third quarter of 2023, Sabine and SWEPCO entered into an agreement under which Sabine will provide mine reclamation services through September 30, 2026. On October 1, 2026, SWEPCO will take over and complete the remaining mine reclamation services by acquiring all of the capital stock of Sabine.

Falkirk is the sole supplier of lignite coal to the Coal Creek Station power plant. The North Dakota Department of Environmental Quality approved Falkirk’s customer's plan for an alternate disposal liner to store coal ash at the Coal Creek Station power plant. In the first quarter of 2023, the United States Environmental Protection Agency proposed to deny the application. If denied, a new liner or new waste management unit(s) may need to be installed which could result in the temporary suspension of operations at Coal Creek Station. To minimize any impact to operations, Coal Creek Station is moving forward with plans to dry coal combustion residual materials produced by the plant, reducing the need to utilize the lined area in question. See the Government Regulation Update on page 19 of this Quarterly Report on Form 10-Q for further information.

MLMC is the exclusive supplier of lignite to the Red Hills Power Plant in Ackerman, Mississippi. Choctaw Generation Limited Partnership ("CGLP") leases the Red Hills Power Plant from a Southern Company subsidiary. CGLP's ability to make required payments to the Southern Company subsidiary is dependent on the operational performance of the Red Hills Power Plant. During 2022, Southern Company disclosed that it provided notice to CGLP to terminate the related operating and maintenance agreement. On July 14, 2023, the Southern Company subsidiary agreed to continue operating the plant for CGLP until the associated power off-take agreement ends in 2032, subject to certain terms and conditions. This restructuring had no material impact on the Company's financial statements.

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

The MLMC contract is the only operating coal contract in which the Company is responsible for all operating costs, capital requirements and final mine reclamation; therefore, MLMC is consolidated within NACCO’s financial statements. MLMC sells coal to its customer at a contractually agreed-upon price which adjusts monthly, primarily based on changes in the level of established indices which reflect general U.S. inflation rates. Profitability at MLMC is affected by customer demand for coal and changes in the indices that determine sales price and actual costs incurred. As diesel fuel is heavily weighted among the indices used to determine the coal sales price, fluctuations in diesel fuel prices can result in significant fluctuations in earnings at MLMC. During the first nine months of 2023, MLMC completed mining in the original mine area and moved to a new mine area, which has resulted in increased costs and a reduction in earnings. MLMC does not anticipate opening additional mine areas through the remaining contract term.

NAMining Segment
The NAMining segment provides value-added contract mining and other services for producers of industrial minerals. The segment is a platform for the Company’s growth and diversification of mining activities outside of the thermal coal industry. NAMining provides contract mining services for independently owned mines and quarries, creating value for its customers by performing the mining aspects of its customers’ operations. This allows customers to focus on their areas of expertise: materials handling and processing, product sales and distribution. As of September 30, 2023, NAMining operates in Florida, Texas, Arkansas, Indiana, Virginia and Nebraska. In addition, Sawtooth Mining, LLC ("Sawtooth") provides comprehensive mining services as the exclusive contract miner for the Thacker Pass lithium project in northern Nevada.

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

The Company recognized a gain of $30.9 million within the accompanying Unaudited Condensed Consolidated Statements of Operations during the first nine months of 2022 as GRE paid $14.0 million in cash, as well as transferred ownership of an office building with an estimated fair value of $4.1 million, and conveyed membership units in Midwest AgEnergy Group, LLC (“MAG”), a North Dakota-based ethanol business, with an estimated fair value at the transfer date of $12.8 million.

Prior to receiving the membership units from GRE, the Company held a $5.0 million investment in MAG carried at cost, less impairment. Subsequent to the receipt of the additional membership units, the Company began to account for the investment under the equity method of accounting. During the third quarter of 2022, the Company recorded $2.2 million, which represented its share of MAG's earnings on the "Income from equity method investee" line within the accompanying Unaudited Condensed Consolidated Statements of Operations.

On December 1, 2022, the Company transferred its ownership interest in MAG to HLCP Ethanol Holdco, LLC (“HLCP”) and received a cash payment of $18.6 million during the fourth quarter of 2022. The Company received a payment of $1.2 million in the first quarter of 2023 in connection with a post-closing purchase price adjustment, which is included on the line "Other, net" within the accompanying Unaudited Condensed Consolidated Statements of Operations.

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

Basis of Presentation: These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at September 30, 2023, the results of its operations, comprehensive income, cash flows and changes in equity for the nine months ended September 30, 2023 and 2022 have been included. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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
At the Thacker Pass lithium project, in addition to management fee income, the customer will reimburse Sawtooth for up to $50 million of capital expenditures. The amount is variable until the equipment is acquired. At the time the equipment is acquired, the variability is resolved as the compensation is fixed. Sawtooth will recognize revenue over the estimated useful life of the asset on a straight-line basis as the performance obligation is satisfied over time. Sawtooth acquired $23.1 million of equipment for this project during the first nine months of 2023. Revenue recognized by Sawtooth in connection with its capital assets was immaterial in the three and nine months ended September 30, 2023.

Prior Period Performance Obligations
The Company records royalty income in the month production is delivered to the purchaser. As a non-operator, the Company has limited visibility into when new wells start producing and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Company is required to estimate the amount of production delivered to the purchaser of the product and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded in "Trade accounts receivable" in the accompanying Unaudited Condensed Consolidated Balance Sheets. The difference between the Company’s estimates and the actual amounts received is recorded in the month that payment is received from the third-party lessee. For the three months ended September 30, 2023 and

2022, royalty income recognized in the reporting period related to performance obligations satisfied in prior reporting periods was immaterial. For the nine months ended September 30, 2023, royalty income recognized in the reporting period related to performance obligations satisfied in prior reporting periods was $1.4 million. For the nine months ended September 30, 2022, royalty income of $2.1 million was recognized for a settlement related to the Company’s ownership interest in certain mineral rights.

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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2023	2022	2023	2022
Timing of Revenue Recognition
Goods transferred at a point in time	$17,966	$22,043	$63,841	$68,402
Services transferred over time	28,580	39,750	94,196	109,783
Total revenues	$46,546	$61,793	$158,037	$178,185

Contract Balances
The opening and closing balances of the Company’s current and long-term accounts receivable, contract assets and contract liabilities are as follows:

	Contract balances
	Trade accounts receivable	Contract asset (current)	Contract asset (long-term)	Contract liability (current)	Contract liability (long-term)
Balance, January 1, 2023	$37,940	$409	$5,985	$833	$1,709
Balance, September 30, 2023	29,738	—	3,625	1,299	1,604
Increase (decrease)	$(8,202)	$(409)	$(2,360)	$466	$(105)

As described above, the Company enters into royalty contracts that grant exclusive right, title, and interest in and to minerals. The transaction price consists of a variable sales-based royalty and, in certain arrangements, a fixed component in the form of an up-front lease bonus payment. The timing of the payment of the fixed portion of the transaction price is upfront, however, the performance obligation is satisfied over the primary term of the contract, which is generally three to five years. Therefore, at the time any such up-front payment is received, a contract liability is recorded which represents deferred revenue. The amount of royalty revenue recognized in the three months ended September 30, 2023 and 2022 included in the opening contract liability was $0.3 million and $0.2 million, respectively. The amount of royalty revenue recognized in both of the nine months ended September 30, 2023 and 2022 included in the opening contract liability was $0.7 million. This revenue consists of up-front lease bonus payments received under royalty contracts that are recognized over the primary term of the royalty contracts, which are generally three to five years.

The Company expects to recognize an additional $0.8 million in the remainder of 2023, $0.7 million in 2024, $1.3 million in 2025 and $0.1 million in both 2026 and 2027 related to the contract liability remaining at September 30, 2023. The difference between the opening and closing balances of the Company’s contract balances results from the timing difference between the Company’s performance and the customer’s payment.

The Company has no contract assets recognized from the costs to obtain or fulfill a contract with a customer.

NOTE 3—Inventories

Inventories are summarized as follows:

	SEPTEMBER 30 2023	DECEMBER 31 2022
Coal	$17,765	$27,927
Mining supplies	51,451	43,561
Total inventories	$69,216	$71,488

During the three and nine months ended September 30, 2023, the Company recorded a $2.4 million and $6.6 million inventory impairment charge, respectively, in the line “Cost of sales” in the accompanying Unaudited Condensed Consolidated Statements of Operations as mining costs exceeded net realizable value at MLMC.

NOTE 4—Stockholders' Equity

Stock Repurchase Program: On November 10, 2021, the Company's Board of Directors approved a stock repurchase program ("2021 Stock Repurchase Program") providing for the purchase of up to $20.0 million of the Company’s outstanding Class A common stock through December 31, 2023. During both the three and nine months ended September 30, 2023, the Company repurchased 24,762 shares of Class A Common Stock under the 2021 Stock Repurchase Program for an aggregate purchase price of $0.8 million.

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

NOTE 5—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Date	(Level 1)	(Level 2)	(Level 3)
	September 30, 2023
Assets:
Equity securities	$15,702	$15,702	$—	$—
	$15,702	$15,702	$—	$—

	December 31, 2022
Assets:
Equity securities	$15,534	$15,534	$—	$—
	$15,534	$15,534	$—	$—

Bellaire Corporation (“Bellaire”) is a non-operating subsidiary of the Company with legacy liabilities relating to closed mining operations, primarily former Eastern U.S. underground coal mining operations. Prior to 2022, Bellaire contributed $5.0 million to establish a mine water treatment trust (the "Mine Water Treatment Trust") to assure the long-term treatment of post-mining discharge. Bellaire's Mine Water Treatment Trust invests in equity securities that are reported at fair value based upon quoted market prices in active markets for identical assets; therefore, they are classified as Level 1 within the fair value hierarchy. The

Company recognized a loss of $0.4 million and a gain of $0.7 million during the three and nine months ended September 30, 2023, respectively, and a loss of $0.5 million and $2.7 million during the three and nine months ended September 30, 2022, respectively, related to the Mine Water Treatment Trust.

Prior to 2022, the Company invested $2.0 million in equity securities of a public company with a diversified portfolio of royalty producing mineral interests. The investment is reported at fair value based upon quoted market prices in active markets for identical assets; therefore, it is classified as Level 1 within the fair value hierarchy. The Company recognized a loss of $0.2 million during both, the three and nine months ended September 30, 2023, and a gain of $0.2 million and $1.0 million during the three and nine months ended September 30, 2022, respectively, related to the investment in these equity securities.

The change in fair value of equity securities is reported on the line Loss (gain) on equity securities in the Other (income) expense section of the Unaudited Condensed Consolidated Statements of Operations.

There were no transfers into or out of Levels 1, 2 or 3 during the nine months ended September 30, 2023 and 2022.

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

The Investment in the unconsolidated subsidiaries and related tax positions totaled $11.5 million and $14.9 million at September 30, 2023 and December 31, 2022, respectively. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $4.7 million and $7.1 million at September 30, 2023 and December 31, 2022, respectively. Earnings of unconsolidated operations were $12.8 million and $37.7 million during the three and nine months ended September 30, 2023, respectively, and $14.6 million and $43.8 million during the three and nine months ended September 30, 2022, respectively.

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

The Company has items not directly attributable to a reportable segment that are not included as part of the measurement of segment operating profit. These items primarily include administrative costs related to public company reporting requirements at the parent company and the financial results of Mitigation Resources and Bellaire. Mitigation Resources generates and sells stream and wetland mitigation credits (known as mitigation banking) and provides services to those engaged in permittee-responsible stream and wetland mitigation. Bellaire manages the Company’s long-term liabilities related to former Eastern U.S. underground mining activities.

All financial statement line items below operating profit (other income including interest expense and interest income, the (benefit) provision for income taxes and net income) are presented and discussed within this Form 10-Q on a consolidated basis.

The following table presents revenues, operating (loss) profit, expenditures for property, plant and equipment and acquisition of mineral interests and depreciation, depletion and amortization expense:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2023	2022	2023	2022
Revenues
Coal Mining	$18,665	$22,599	$65,661	$70,163
NAMining	21,722	22,962	64,071	67,180
Minerals Management	5,747	16,172	23,203	40,888
Unallocated Items	966	1,092	6,785	1,901
Eliminations	(554)	(1,032)	(1,683)	(1,947)
Total	$46,546	$61,793	$158,037	$178,185

Operating (loss) profit
Coal Mining	$(4,697)	$6,089	$(9,059)	$34,616
NAMining	866	(210)	3,910	2,318
Minerals Management	3,610	10,616	16,943	35,317
Unallocated Items	(6,027)	(6,780)	(14,445)	(18,171)
Eliminations	(19)	103	(52)	365
Total	$(6,267)	$9,818	$(2,703)	$54,445

Expenditures for property, plant and equipment and acquisition of mineral interests
Coal Mining	$1,469	$3,141	$5,187	$11,141
NAMining	21,450	604	30,380	8,985
Minerals Management	776	11,397	1,758	12,346
Unallocated Items	64	1,944	569	9,532
Total	$23,759	$17,086	$37,894	$42,004

Depreciation, depletion and amortization
Coal Mining	$4,336	$4,257	$12,924	$12,683
NAMining	2,058	1,585	5,799	4,545
Minerals Management	768	660	2,328	1,781
Unallocated Items	158	67	378	175
Total	$7,320	$6,569	$21,429	$19,184

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
Management's Discussion and Analysis of Financial Condition and Results of Operations include NACCO Industries, Inc.® (“NACCO”) and its wholly owned subsidiaries (collectively, the “Company”). NACCO brings natural resources to life by delivering aggregates, minerals, reliable fuels and environmental solutions through its robust portfolio of NACCO Natural Resources businesses. The Company operates under three business segments: Coal Mining, North American Mining® ("NAMining") and Minerals Management. The Coal Mining segment operates surface coal mines for power generation companies. The NAMining segment is a trusted mining partner for producers of aggregates, activated carbon, lithium and other industrial minerals. The Minerals Management segment, which includes the Catapult Mineral Partners ("Catapult") business, acquires and promotes the development of mineral interests. Mitigation Resources of North America® ("Mitigation Resources") provides stream and wetland mitigation solutions.

The Company has items not directly attributable to a reportable segment that are not included as part of the measurement of segment operating profit. These items primarily include administrative costs related to public company reporting requirements at the parent company and the financial results of Mitigation Resources and Bellaire Corporation ("Bellaire"). Bellaire manages the Company’s long-term liabilities related to former Eastern U.S. underground mining activities.

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

During the three and nine months ended September 30, 2023, the Coal Mining segment's operating coal mines were: The Coteau Properties Company (“Coteau”), Coyote Creek Mining Company, LLC (“Coyote Creek”), The Falkirk Mining Company (“Falkirk”) and Mississippi Lignite Mining Company (“MLMC”).

The Sabine Mining Company (“Sabine”) operates the Sabine Mine in Texas. All production from Sabine was delivered to Southwestern Electric Power Company's (“SWEPCO”) Henry W. Pirkey Plant (the “Pirkey Plant”). SWEPCO is an American Electric Power (“AEP”) company. As a result of the early retirement of the Pirkey Plant, Sabine ceased deliveries in the first quarter of 2023 and final reclamation began on April 1, 2023. Funding for mine reclamation is the responsibility of SWEPCO, and Sabine receives compensation for providing mine reclamation services. During the third quarter of 2023, Sabine and SWEPCO entered into an agreement under which Sabine will provide mine reclamation services through September 30, 2026. On October 1, 2026, SWEPCO will take over and complete the remaining mine reclamation services by acquiring all of the capital stock of Sabine.

MLMC is the exclusive supplier of lignite to the Red Hills Power Plant in Ackerman, Mississippi. Choctaw Generation Limited Partnership ("CGLP") leases the Red Hills Power Plant from a Southern Company subsidiary. CGLP's ability to make required payments to the Southern Company subsidiary is dependent on the operational performance of the Red Hills Power Plant. During 2022, Southern Company disclosed that it provided notice to CGLP to terminate the related operating and maintenance agreement. On July 14, 2023, the Southern Company subsidiary agreed to continue operating the plant for CGLP until the associated power off-take agreement ends in 2032, subject to certain terms and conditions. This restructuring had no material impact on the Company's financial statements.

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

The MLMC contract is the only operating coal contract in which the Company is responsible for all operating costs, capital requirements and final mine reclamation; therefore, MLMC is consolidated within NACCO’s financial statements. MLMC sells coal to its customer at a contractually agreed-upon price which adjusts monthly, primarily based on changes in the level of established indices which reflect general U.S. inflation rates. Profitability at MLMC is affected by customer demand for coal and changes in the indices that determine sales price and actual costs incurred. As diesel fuel is heavily weighted among the indices used to determine the coal sales price, fluctuations in diesel fuel prices can result in significant fluctuations in earnings at MLMC. During the first nine months of 2023, MLMC completed mining in the original mine area and moved to a new mine area, which has resulted in increased costs and a reduction in earnings. MLMC does not anticipate opening additional mine areas through the remaining contract term.

NAMining Segment
The NAMining segment provides value-added contract mining and other services for producers of industrial minerals. The segment is a platform for the Company’s growth and diversification of mining activities outside of the thermal coal industry. NAMining provides contract mining services for independently owned mines and quarries, creating value for its customers by performing the mining aspects of its customers’ operations. This allows customers to focus on their areas of expertise: materials handling and processing, product sales and distribution. As of September 30, 2023, NAMining operates in Florida, Texas, Arkansas, Indiana, Virginia and Nebraska. In addition, Sawtooth Mining, LLC ("Sawtooth") provides comprehensive mining services as the exclusive contract miner for the Thacker Pass lithium project in northern Nevada.

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

Greenhouse Gas (“GHG”) Emissions
In July 2019, the U.S. Environmental Protection Agency (the “EPA”) finalized a rule that repealed the Clean Power Plan (“CPP”) that had been finalized in 2015 and established new regulations addressing GHG emissions from existing coal-fueled electric generation units, referred to as the Affordable Clean Energy (“ACE”) rule. The ACE rule developed emission guidelines that states must use when developing plans to regulate GHG emissions from existing coal-fueled electric generating units (“EGUs”). In response to challenges brought by environmental groups and certain states, the U.S. Court of Appeals for the District of Columbia Circuit (the “D.C. Circuit Court”) vacated the ACE rule, including its repeal of the CPP, in January 2021 and remanded the rule to the EPA for further action. On June 30, 2022, the U.S. Supreme Court issued an opinion reversing the D.C. Circuit Court's decision, and finding that the EPA exceeded its statutory authority when the EPA set emission requirements in the CPP based on generation shifting. On May 11, 2023, the EPA proposed a new rule imposing limits on GHG emissions from existing coal and new natural-gas electric generating units, which could compel such facilities to install additional pollution controls or shut down ("CPP2").

The proposed CPP2 includes guidelines for carbon dioxide ("CO2") emissions from existing EGUs with a proposed compliance date of January 1, 2030. For coal-fired steam EGUs that plan to operate past January 1, 2040, the EPA is proposing a best system of emissions reduction ("BSER") of carbon capture and sequestration/storage ("CCS") with 90 percent capture of CO2 at the stack. For coal-fired steam EGUs that will permanently cease operations after December 31, 2031, but before January 1, 2040, the EPA is proposing a BSER of 40 percent natural gas co-firing on a heat input basis. Coal-fired steam EGUs that will permanently cease operations between December 31, 2031 and January 1, 2035, will be subject to an annual capacity factor limit, and for units that will permanently cease operations before January 1, 2032, the EPA is proposing a BSER of routine methods of operation and maintenance that maintain current emission rates. Each of the EGUs supplied by the Company would be subject to these proposed requirements.

Additionally, the proposed CPP2 contains other actions, including revised new source performance standards for GHG emissions from new and reconstructed fossil fuel-fired steam EGUs that undertake a large modification. These new rules may raise the cost of fossil fuel generated energy, making coal-fired power plants less competitive, and/or result in early closure which could have an adverse impact on demand for coal and ultimately result in the early closure of the mines servicing these plants, including closure of the Company's coal mines. Any such closure of the Company's mines could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

In 2011, the EPA finalized the Cross-State Air Pollution Rule ("CSAPR") to address interstate transport of pollutants. This affects states in the eastern half of the U.S. and Texas. CSAPR does not affect EGUs in North Dakota. This rule imposes additional emission restrictions on coal-fired power plants to attain ozone and fine particulate NAAQS. The EPA began implementation of the rule in 2015, when Phase I emission reductions in sulfur dioxide and nitrogen dioxide became effective. In 2019, certain states submitted SIPs to the EPA in response to the 2015 ozone standard reduction. The SIPs were rejected by the EPA on February 13, 2023. On March 15, 2023, the EPA signed the Federal Good Neighbor Plan for the 2015 Ozone NAAQS (“Final FIP”), which provides federal implementation plan ("FIP") requirements for 23 states, including Mississippi where MLMC operates, and requires significant reductions of NOx from power plants and industrial sources in these states. The rule includes emission limits for NOx for fossil fuel-fired EGUs and a “backstop daily emissions rate” for large coal-fired EGUs if they exceed specified limits.

The EPA’s action to deny the SIPs was challenged in various courts, including the 5th Circuit Court of Appeals (the “Fifth Circuit”). The Fifth Circuit issued a stay of the SIP rejection in Texas, Louisiana, and Mississippi which prevents the Final FIP from going into effect pending the outcome of the litigation challenges to the SIP rejection and Final FIP. On June 5, 2023, the EPA published the Final FIP in the Federal Register. The Final FIP decreases, over time, the ozone-season NOx allowances allocated to generators in the states not affected by the judicial stay beginning in 2024 by assuming that participants in this cap-and-trade program had or would optimize existing NOx controls and later install additional NOx controls. The Company cannot predict the outcome of the legal challenges to the: (i) various state disapprovals; (ii) the Final FIP promulgated on June 5, 2023; and (iii) the interim final rule promulgated on July 31, 2023 that seeks to address the judicial orders.

On July 31, 2023, the EPA promulgated an interim final rule (“interim FIP”) that addresses the various judicial orders where the SIP rejection has been stayed. The interim FIP requires these states to return to the previously approved NOx trading program and emission caps. The interim FIP maintains the state emissions budgets, unit level allowance allocation provisions, and banked allowance holdings reflecting the status quo for the power plants in these states under the Group 2 trading program.

Should the Final FIP be fully implemented in states where a stay has been issued, the rule could influence the closure of some coal-fired EGUs that have not installed selective catalytic reduction technologies, potentially including the EGU supplied by MLMC. Should the interim FIP be implemented, it could result in an increase in the cost to comply with emission limits as the pool of available NOx emission credits will be reduced.

Under the CAA, the EPA also adopts national emission standards for hazardous air pollutants. In December 2011, the EPA adopted a final rule called the Mercury and Air Toxics Standard (“MATS”), which applies to new and existing coal-fired EGUs. This rule requires mercury emission reductions in mercury-containing particulate matter.

In 2020, the EPA issued a final rule reversing a prior finding and determined that it is not “appropriate and necessary” under the CAA to regulate hazardous air pollutant emissions from coal-fired power plants. On February 9, 2022 the EPA proposed a rule to revoke the EPA's 2020 finding and to reaffirm the agency’s 2016 finding that it remained “appropriate and necessary” to regulate mercury-containing particulate matter. The EPA finalized the 2022 proposed rule on March 6, 2023, revoking the 2020 finding and concluding that it is appropriate and necessary to regulate mercury-containing particulate matter. In April 2023, the EPA proposed corresponding revisions to MATS. These revisions would remove the mercury emission limit for lignite-fired EGUs and require particulate emission reductions for all coal-fired EGUs. If enacted as proposed, this rule could influence the closure of additional coal-fired EGUs, potentially including all of the EGUs supplied by the Company.

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

Clean Water Act ("CWA")
CWA affects coal mining operations by establishing in-stream water quality standards and treatment standards for wastewater discharge, including from coal mines. These federal and state requirements could require more costly water treatment and could materially adversely affect the Company’s business, financial condition and results of operations.

The Company believes it has obtained all permits required under the CWA and corresponding state laws and is in compliance with such permits. In many instances, mining operations require securing CWA authorization or a permit from the U.S. Army Corps of Engineers for operations in waters of the United States ("WOTUS.") The Supreme Court of the United States heard the Sackett vs. EPA case in October 2022, which considered whether certain wetlands constitute WOTUS. Prior to the Supreme Court issuing a decision, in January 2023, the EPA published a new rule that redefines WOTUS that relied on an expansive significant nexus test. The new definition expanded the scope of federal jurisdiction over land and water features which could cause some of the Company's operations to incur additional costs to mitigate streams and wetlands. The new WOTUS definition was ultimately stayed in 24 states, including Mississippi, North Dakota and Texas, and on May 25, 2023, the Supreme Court issued its Sackett vs. EPA ruling that defines WOTUS as “a relatively permanent body of water connected to traditional interstate navigable waters” with a “continuous surface connection with that water, making it difficult to determine where the ‘water’ ends and the ‘wetland’ begins.” The Supreme Court decision rejected the “significant nexus” test relied upon by the EPA in its new 2023 WOTUS rule.

As a result, the EPA and the Army Corps of Engineers authored a revised definition of WOTUS, bypassed the rule proposal stage, and promulgated a final rule that removed references to “significant nexus”. The new rule does not go into effect in states where a stay had been issued for the previous rule, including North Dakota, Texas, Louisiana, and Mississippi. In these states, the legal challenge to the rule will resume. In the meantime, securing CWA permits may be more challenging since the agencies in states where a stay has been issued have less guidance to rely on to determine whether certain features are considered WOTUS.

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

On June 3, 2023, President Biden signed the Fiscal Responsibility Act of 2023 into law, which included certain provisions collectively known as the Builder Act. The Builder Act includes amendments to NEPA which codify past regulatory reforms, including narrowing what qualifies as a “major federal action,” limiting the scope of NEPA review to “reasonably foreseeable environmental effects,” narrowing consideration of cumulative effects, directing agencies to only consider technically and economically feasible reasonable alternatives and providing page limits and timelines for environmental impact statements and environmental assessments. It remains to be seen how the changes enacted by Congress will impact site level NEPA analysis.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Refer to the discussion of the Company's Critical Accounting Policies and Estimates as disclosed on pages 52 through 54 in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The Company's Critical Accounting Policies and Estimates have not materially changed since December 31, 2022.

CONSOLIDATED FINANCIAL SUMMARY

The results of operations for NACCO were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2023	2022	2023	2022
Revenues:
Coal Mining	$18,665	$22,599	$65,661	$70,163
NAMining	21,722	22,962	64,071	67,180
Minerals Management	5,747	16,172	23,203	40,888
Unallocated Items	966	1,092	6,785	1,901
Eliminations	(554)	(1,032)	(1,683)	(1,947)
Total revenue	$46,546	$61,793	$158,037	$178,185
Operating (loss) profit:
Coal Mining	$(4,697)	$6,089	$(9,059)	$34,616
NAMining	866	(210)	3,910	2,318
Minerals Management	3,610	10,616	16,943	35,317
Unallocated Items	(6,027)	(6,780)	(14,445)	(18,171)
Eliminations	(19)	103	(52)	365
Total operating (loss) profit	(6,267)	9,818	(2,703)	54,445
Interest expense	632	486	1,749	1,495
Interest income	(1,679)	(352)	(4,548)	(692)
Closed mine obligations	394	398	1,236	1,155
Loss (gain) on equity securities	551	316	(498)	1,676
Income from equity method investee	—	(2,156)	—	(2,156)
Other contract termination settlements	—	—	—	(16,882)
Other, net	(315)	(354)	(2,417)	(1,648)
Other income, net	(417)	(1,662)	(4,478)	(17,052)
(Loss) income before income tax (benefit) provision	(5,850)	11,480	1,775	71,497
Income tax (benefit) provision	(2,018)	866	(2,605)	11,121
Net (loss) income	$(3,832)	$10,614	$4,380	$60,376

Effective income tax rate	34.5%	7.5%	(146.8)%	15.6%

The components of the change in revenues and operating profit are discussed below in "Segment Results."

Third Quarter of 2023 Compared with Third Quarter of 2022, and First Nine Months of 2023 Compared with First Nine Months of 2022

Other (income) expense, net

Interest income increased in the third quarter of 2023 and the first nine months of 2023 compared with the respective 2022 periods primarily due to a higher average invested cash balance as well as an increase in interest rates.

Loss (gain) on equity securities represents changes in the market price of invested assets reported at fair value. The change in the third quarter of 2023 and the first nine months of 2023 compared with the respective 2022 periods was due to fluctuations in the market prices of the exchange-traded equity securities. See Note 5 to the Unaudited Condensed Consolidated Financial Statements for further discussion of equity securities.

During the first nine months of 2022, GRE transferred ownership of an office building with an estimated fair value of $4.1 million and conveyed membership units in Midwest AgEnergy, LLC (“MAG”) with an estimated fair value of $12.8 million. The Company recognized a gain of $16.9 million on the "Other contract termination settlements" line within the accompanying

Unaudited Condensed Consolidated Statements of Operations during the first nine months of 2022 as a result of the transactions with GRE.

Prior to receiving the membership units from GRE, the Company held a $5.0 million investment in MAG. Subsequent to the receipt of the additional membership units, the Company began to account for the investment under the equity method of accounting. During the third quarter of 2022, the Company recorded $2.2 million, which represented its share of MAG's earnings on the "Income from equity method investee" line within the accompanying Unaudited Condensed Consolidated Statements of Operations.

On December 1, 2022, the Company transferred its ownership interest in MAG to HLCP Ethanol Holdco, LLC. The Company received a payment of $1.2 million in the first nine months of 2023 in connection with a post-closing purchase price adjustment, which is included on the line "Other, net" within the accompanying Unaudited Condensed Consolidated Statements of Operations. See Note 1 to the Unaudited Condensed Consolidated Financial Statements for further discussion of MAG.

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

LIQUIDITY AND CAPITAL RESOURCES OF NACCO

Cash Flows

The following tables detail NACCO's changes in cash flow for the nine months ended September 30:

	2023	2022	Change
Operating activities:
Net cash provided by operating activities	$63,020	$54,929	$8,091

Investing activities:
Expenditures for property, plant and equipment and acquisition of mineral interests	(37,894)	(42,004)	4,110
Other	339	2,766	(2,427)
Net cash used for investing activities	(37,555)	(39,238)	1,683
Cash flow before financing activities	$25,465	$15,691	$9,774

The $8.1 million change in net cash provided by operating activities during the first nine months of 2023 was primarily due to a favorable change in working capital partially offset by a decrease in net income adjusted for non-cash items, primarily the $16.9 million related to the termination and release of claims agreement between Falkirk and GRE. The favorable change in working capital was mainly the result of a reduction in the Federal income tax receivable during the first nine months of 2023 compared with an increase in the first nine months of 2022. In addition, an increase in Accounts Payable during the first nine months of 2023 compared with a decrease in the first nine months of 2022 also contributed to the favorable change in working capital. The increase in 2023 accounts payable is primarily due to $9.9 million related to equipment acquired for the Thacker Pass lithium project.

	2023	2022	Change
Financing activities:
Net reductions to long-term debt and revolving credit agreement	$(2,396)	$(4,454)	$2,058
Cash dividends paid	(4,826)	(4,488)	(338)
Purchase of treasury shares	(824)	—	(824)
Net cash used for financing activities	$(8,046)	$(8,942)	$896

The change in net cash used for financing activities was primarily due to fewer debt repayments during the first nine months of 2023 compared with the first nine months of 2022, partially offset by the purchase of treasury shares during 2023.

Financing Activities

Financing arrangements are obtained and maintained at the NACCO Natural Resources level. NACCO Natural Resources is the parent company for NACoal, NAMining, Catapult and Mitigation Resources. NACCO Natural Resources has a secured revolving line of credit of up to $150.0 million (the “Facility”) that expires in November 2025. There were no borrowings outstanding under the Facility at September 30, 2023. At September 30, 2023, the excess availability under the Facility was $122.0 million, which reflects a reduction for outstanding letters of credit of $28.0 million.

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

The Facility has performance-based pricing, which sets interest rates based upon NACCO Natural Resources achieving various levels of debt to EBITDA ratios, as defined in the Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective September 30, 2023, for base rate and LIBOR loans were 1.23% and 2.23%, respectively. The Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.34% on the unused commitment at September 30, 2023.

The Facility contains restrictive covenants, which require, among other things, NACCO Natural Resources to maintain a maximum net debt to EBITDA ratio of 2.75 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 1.50 to 1.00, or if greater than 1.50 to 1.00, a Fixed Charge Coverage Ratio of 1.10 to 1.00, in conjunction with maintaining unused availability thresholds of borrowing capacity, as defined in the Facility, of $15.0 million. At September 30, 2023, NACCO Natural Resources was in compliance with all financial covenants in the Facility.

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

Expenditures for property, plant and equipment and mineral interests

Expenditures for property, plant and equipment and mineral interests were $37.9 million during the first nine months of 2023, primarily for the acquisition of equipment to support the Thacker Pass lithium project. Planned expenditures for the remainder of 2023 are expected to be approximately $5 million in the Coal Mining segment, $4 million in the NAMining segment, $37 million in the Minerals Management segment and less than $1 million in Unallocated Items. In the Minerals Management segment, planned expenditures for the remainder of 2023 are primarily related to the acquisition of mineral and royalty interests in the oil-rich Permian basin. Planned expenditures for 2024 are expected to be approximately $10 million in the Coal Mining segment, $8 million in the NAMining segment, $20 million in the Minerals Management segment and $1 million in Unallocated Items.

Expenditures are expected to be funded from internally generated funds and/or bank borrowings.

Capital Structure

NACCO's consolidated capital structure is presented below:

	SEPTEMBER 30 2023	DECEMBER 31 2022	Change
Cash and cash equivalents	$128,167	$110,748	$17,419
Other net tangible assets	318,154	329,045	(10,891)
Intangible assets, net	25,759	28,055	(2,296)
Net assets	472,080	467,848	4,232
Total debt	(22,534)	(19,668)	(2,866)
Bellaire closed mine obligations	(21,101)	(21,214)	113
Total equity	$428,445	$426,966	$1,479
Debt to total capitalization	5%	4%	1%

The decrease in other net tangible assets at September 30, 2023 compared with December 31, 2022 was mainly the result of an increase in Accounts payable and a reduction in the Federal income tax receivable. Accounts payable at September 30, 2023 includes $9.9 million related to equipment acquired for the Thacker Pass lithium project. A decrease in Trade accounts receivable due to lower sales at the Coal Mining and Minerals Management segments during the third quarter of 2023 compared with the fourth quarter of 2022 also contributed to the decrease in other net tangible assets. These items were partially offset by an increase in Property, plant and equipment during the first nine months of 2023.

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

SEGMENT RESULTS

COAL MINING SEGMENT

FINANCIAL REVIEW

Tons of coal delivered by the Coal Mining segment were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2023	2022	2023	2022
Unconsolidated operations	5,105	7,210	15,899	19,061
Consolidated operations	628	750	2,245	2,397
Total tons delivered	5,733	7,960	18,144	21,458

The results of operations for the Coal Mining segment were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2023	2022	2023	2022
Revenues	$18,665	$22,599	$65,661	$70,163
Cost of sales	26,819	20,933	85,966	64,421
Gross (loss) profit	(8,154)	1,666	(20,305)	5,742
Earnings of unconsolidated operations(a)	11,259	13,300	33,687	40,086
Contract termination settlement	—	—	—	14,000
Selling, general and administrative expenses	7,160	8,008	20,313	22,439
Amortization of intangible assets	642	867	2,296	2,772
(Gain) loss on sale of assets	—	2	(168)	1
Operating (loss) profit	$(4,697)	$6,089	$(9,059)	$34,616
(a) See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.

Third Quarter of 2023 Compared with Third Quarter of 2022

Revenues decreased 17.4% in the third quarter of 2023 compared with the third quarter of 2022 primarily due to a reduction in customer requirements at MLMC.

The following table identifies the components of change in operating (loss) profit for the third quarter of 2023 compared with the third quarter of 2022:

Operating (Loss) Profit
2022	$6,089
Increase (decrease) from:
Gross profit, excluding inventory impairment charge	(7,399)
Inventory impairment charge	(2,421)
Earnings of unconsolidated operations	(2,041)
Selling, general and administrative expenses	848
Amortization of intangibles	225
Loss on sale of assets	2
2023	$(4,697)

Operating (loss) profit decreased $10.8 million in the third quarter of 2023 compared with the third quarter of 2022 primarily due to decreases in gross profit and in the earnings of unconsolidated operations, partially offset by lower selling, general and administrative expenses.

The decrease in gross profit was primarily the result of an increase in the cost per ton delivered at MLMC. The increase in cost per ton delivered at MLMC is due to costs associated with establishing operations in a new mine area and a reduction in the number of tons severed. The reduction in severed tons was due to adverse mining conditions caused by the amount of rain during the third quarter of 2023, as well as operational inefficiencies related to final mining activities at the existing mine area. Fewer tons severed caused a decrease in tons held in inventory since more tons were delivered than produced during the third quarter of 2023. This resulted in an increase in the cost per ton and a $2.4 million inventory impairment charge to write down coal inventory to its net realizable value.

The decrease in the earnings of unconsolidated operations was primarily due to a reduction in customer requirements at Coteau.

The decrease in selling, general and administrative expenses was primarily due to lower employee-related costs.

First Nine Months of 2023 Compared with First Nine Months of 2022

Revenues decreased 6.4% in the first nine months of 2023 compared with the first nine months of 2022 primarily due to a reduction in customer requirements at MLMC.

The following table identifies the components of change in operating (loss) profit for the first nine months of 2023 compared with the first nine months of 2022:

Operating (Loss) Profit
2022	$34,616
Increase (decrease) from:
Gross profit, excluding inventory impairment charges	(19,406)
Contract termination settlement in 2022	(14,000)
Inventory impairment charges	(6,641)
Earnings of unconsolidated operations	(6,399)
Selling, general and administrative expenses	2,126
Amortization of intangibles	476
Gain on sale of assets	169
2023	$(9,059)

Operating (loss) profit decreased $43.7 million in the first nine months of 2023 compared with the first nine months of 2022 due to a decrease in gross profit, the non-recurrence of $14.0 million recognized in the first nine months of 2022 related to the contract termination settlement with GRE and a decline in the earnings of unconsolidated operations. These decreases were partially offset by lower selling, general and administrative expenses.

The decrease in gross profit was primarily due to an increase in the cost per ton delivered at MLMC. The increase in cost per ton delivered at MLMC is due to costs associated with establishing operations in a new mine area and a reduction in the number of tons severed. The reduction in severed tons was due to adverse mining conditions caused by the amount of rain during the first nine months of 2023, as well as operational inefficiencies related to final mining activities at the existing mine area. Fewer tons severed caused a decrease in tons held in inventory since more tons were delivered than produced during the first nine months of 2023. This resulted in an increase in the cost per ton and $6.6 million of inventory impairment charges to write down coal inventory to its net realizable value.

The decrease in the earnings of unconsolidated operations was primarily due to a reduction in the per ton management fee at Falkirk, effective May 2022 through May 2024, to support the transition of the Coal Creek Station Power Plant to Rainbow Energy. A reduction in customer requirements at Coteau and Falkirk also contributed to the decrease in earnings. These decreases were partly offset by improved results at Coyote Creek.

The decrease in selling, general and administrative expenses was primarily due to lower employee-related costs.

NORTH AMERICAN MINING ("NAMining") SEGMENT

FINANCIAL REVIEW
Tons delivered by the NAMining segment were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2023	2022	2023	2022
Total tons delivered	15,410	13,421	44,178	40,756

The results of operations for the NAMining segment were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2023	2022	2023	2022
Total revenues	$21,722	$22,962	$64,071	$67,180
Reimbursable costs	13,339	15,259	38,088	41,337
Revenues excluding reimbursable costs	$8,383	$7,703	$25,983	$25,843

Total revenues	$21,722	$22,962	$64,071	$67,180
Cost of sales	20,286	21,853	58,411	62,086
Gross profit	1,436	1,109	5,660	5,094
Earnings of unconsolidated operations(a)	1,495	1,288	3,975	3,716
Selling, general and administrative expenses	2,065	2,607	5,725	6,417
Loss on sale of assets	—	—	—	75
Operating profit (loss)	$866	$(210)	$3,910	$2,318
(a) See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.

Third Quarter of 2023 Compared with Third Quarter of 2022

Total revenues decreased 5.4% in the third quarter of 2023 compared with the third quarter of 2022 primarily due to a decrease in reimbursable costs, which have an offsetting amount in cost of sales and have no impact on operating profit, and a decrease in mine reclamation revenue at Caddo Creek. These decreases were partially offset by an increase in customer requirements and tons delivered at the consolidated quarries.

The following table identifies the components of change in operating profit (loss) for the third quarter of 2023 compared with the third quarter of 2022:

Operating Profit (Loss)
2022	$(210)
Increase (decrease) from:
Voluntary retirement program charge	769
Selling, general and administrative expenses	307
Earnings of unconsolidated operations	207
Gross profit	(207)
2023	$866

Operating profit increased $1.1 million in the third quarter of 2023 compared with the third quarter of 2022 primarily due to the absence of a voluntary retirement program charge and a decrease in selling, general and administrative expenses.

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

First Nine Months of 2023 Compared with First Nine Months of 2022

Total revenues decreased 4.6% in the first nine months of 2023 compared with the first nine months of 2022 primarily due to a reduction in revenue from reclamation activities at Caddo Creek. The Marshall Mine, where Caddo Creek had been performing mine reclamation work, was acquired by the Company in the first quarter of 2023. A decrease in reimbursable costs, which have an offsetting amount in cost of sales and have no impact on operating profit, also contributed to the decrease in total revenues. These decreases were partially offset by an increase in customer requirements and tons delivered at the consolidated quarries.

The following table identifies the components of change in operating profit for the first nine months of 2023 compared with the first nine months of 2022:

Operating Profit
2022	$2,318
Increase (decrease) from:
Voluntary retirement program charge	769
Selling, general and administrative expenses	457
Earnings of unconsolidated operations	259
Loss on sale of assets	75
Gross profit	32
2023	$3,910

Operating profit increased $1.6 million in the first nine months of 2023 compared with the first nine months of 2022 primarily due to the absence of a voluntary retirement program charge and a decrease in selling, general and administrative expenses.

During the third quarter of 2022, the Company implemented a voluntary retirement program for employees who met certain age and service requirements to reduce overall headcount. As a result of this program, the first nine months of 2022 operating profit includes a charge of $0.8 million related to one-time termination benefits.

The decrease in selling, general and administrative expenses was mainly due to lower employee-related costs.

In addition, the change in gross profit was due to higher earnings at the consolidated quarries as well as an increase in dragline part sales, largely offset by the absence of earnings associated with Caddo Creek reclamation activities.

MINERALS MANAGEMENT SEGMENT
FINANCIAL REVIEW

The results of operations for the Minerals Management segment were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2023	2022	2023	2022
Revenues	$5,747	$16,172	$23,203	$40,888
Cost of sales	1,064	1,006	3,026	2,487
Gross profit	4,683	15,166	20,177	38,401
Selling, general and administrative expenses	986	611	3,147	1,672
Loss (gain) on sale of assets	87	—	87	(2,527)
Asset impairment charges	—	3,939	—	3,939
Operating profit	$3,610	$10,616	$16,943	$35,317

During the third quarter of 2023 and the first nine months of 2023, the oil and natural gas industry experienced a decline in commodity prices compared with the respective 2022 periods. Oil and natural gas prices have been historically volatile and may continue to be volatile in the future. The table below demonstrates such volatility with the average price as reported by the United States Energy Information Administration for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2023	2022	2023	2022
West Texas Intermediate Average Crude Oil Price	$82.30	$93.18	$77.38	$98.79
Henry Hub Average Natural Gas Price	$2.59	$7.99	$2.47	$6.71

Revenues and operating profit decreased significantly in the third quarter of 2023 and the first nine months of 2023 compared with the respective 2022 periods, primarily due to substantially lower natural gas and oil prices, as well as lower settlement income. The first nine months of 2023 and the first nine months of 2022 included settlement income of $1.4 million and $2.1 million, respectively. Settlement income relates to the Company’s ownership interest in certain mineral rights.

In addition, operating profit in the first nine months of 2023 decreased due to a $2.4 million gain on the sale of land related to legacy operations recognized during the second quarter of 2022.

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

UNALLOCATED ITEMS AND ELIMINATIONS

FINANCIAL REVIEW

Unallocated Items and Eliminations were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2023	2022	2023	2022
Operating loss	$(6,046)	$(6,677)	$(14,497)	$(17,806)

The operating loss in the third quarter of 2023 and the first nine months of 2023 decreased compared with the respective 2022 periods due to lower employee-related costs. The first nine months of 2023 also included higher earnings at Mitigation Resources.

NACCO Industries, Inc. Outlook

Coal Mining Outlook
The Company expects fourth-quarter 2023 Coal Mining operating results and Segment Adjusted EBITDA to improve significantly compared with the 2023 third quarter but decline substantially from the 2022 fourth quarter.

The improvement in fourth-quarter 2023 over third-quarter 2023 results is primarily due to anticipated lower production costs from completion of the move to a new mine area at MLMC partially offset by anticipated higher Coal Mining operating expenses due to higher professional fees and outside services. While production costs at MLMC are anticipated to decline significantly from recent levels, production costs are expected to remain above historical levels through 2024 when a pit extension in the new mine area is complete. All production costs are capitalized into inventory at this mine. Beginning in the 2023 fourth quarter, MLMC expects to increase the number of tons severed, which is anticipated to lead to an increase in coal inventory levels. Higher inventory levels will allow costs to be spread over more tons, which is expected to result in a lower cost per ton sold and improved profitability beginning with the fourth quarter and going forward.

The fourth-quarter 2023 results at MLMC are expected to be below fourth-quarter 2022 despite the improvement in results over the previous 2023 quarters. An anticipated increase in operating expenses is also expected to contribute to the lower fourth-quarter 2023 results.

MLMC does not anticipate opening additional mine areas through the remaining contract term. While increased depreciation from capital expenditures related to the new mine area will affect future results, the Company anticipates MLMC should contribute favorably to Segment Adjusted EBITDA in future years.

Capital expenditures are expected to be approximately $5 million in the fourth quarter of 2023, $10 million for the 2023 full year, and $10 million in 2024.

Coal Mining Outlook - 2024
In 2024, the Company expects coal deliveries to increase moderately from 2023 levels. Higher Coteau and Falkirk deliveries are expected to be partly offset by the unfavorable effect of the Pirkey Plant retirement and resulting March 31, 2023 cessation of coal deliveries from the Company's Sabine Mine.

Strong operating profit and significantly higher Segment Adjusted EBITDA are expected in 2024 compared with 2023. These increases are primarily the result of significant improvements in results at MLMC due to the anticipated reduction in cost per ton sold and an increase in earnings of unconsolidated operations. Improvements are expected to be higher in the second half of 2024 as comparisons are made to much lower second-half 2023 results.

The anticipated higher earnings at the unconsolidated coal mining operations are expected to be driven primarily by increased customer requirements at Coteau and Falkirk, as well as a higher per ton management fee at Falkirk beginning in June 2024 when temporary price concessions end.

The Company's contract structure at each of its coal mining operations eliminates exposure to spot coal market price fluctuations. However, fluctuations in natural gas prices, weather and the availability of renewable power generation, particularly wind, can contribute to changes in power plant dispatch and customer demand for coal. Changes to customer power plant dispatch would affect the Company’s outlook for the remainder of 2023 and 2024, as well as over the longer term.

NAMining Outlook
NAMining expects fourth-quarter 2023 tons delivered to decrease modestly from 2022, while full-year 2023 tons delivered are expected to increase year-over-year as a result of the increased deliveries in the first nine months of 2023.

Operating profit and Segment Adjusted EBITDA are anticipated to increase significantly in both the 2023 fourth quarter and full year over the respective prior year periods. These increases are primarily due to anticipated earnings improvement under existing contracts, including Sawtooth, partially offset by the completion of services at Caddo Creek.

In 2024, NAMining expects full-year operating profit and Segment Adjusted EBITDA to increase significantly over 2023 due to improved earnings under certain existing contracts, including Sawtooth, and an anticipated reduction in operating expenses. Any new contracts should be accretive to NAMining's future results.

Sawtooth has an exclusive agreement to provide comprehensive mining services for the Thacker Pass lithium project in northern Nevada, owned by Lithium Nevada Corp., a subsidiary of Lithium Americas Corp. (TSX: LAC) (NYSE: LAC). Lithium Americas controls the lithium reserves at Thacker Pass. In March 2023, Lithium Americas commenced construction at Thacker Pass. With construction beginning, Sawtooth started acquiring mining equipment in the 2023 second quarter. Sawtooth has acquired $23.1 million of equipment to-date. While Lithium Americas will reimburse Sawtooth for these capital expenditures over a five-year period, Sawtooth will recognize the associated revenue over the estimated useful life of the asset. In addition, during the construction period, Sawtooth will be reimbursed for all costs of construction and will recognize a contractually agreed construction fee. The Company expects to continue to recognize moderate income prior to the expected commencement of Phase 1 lithium production in the second half of 2026.

NAMining expects full-year 2023 capital expenditures to be approximately $34 million, with approximately $4 million expended in the fourth quarter. In 2024, capital expenditures are expected to be approximately $8 million, primarily for the acquisition of dragline parts and other equipment.

Minerals Management Outlook
The Minerals Management segment derives income from royalty-based leases under which lessees make payments to the Company based on their sale of natural gas, oil, natural gas liquids and coal, extracted primarily by third parties. Changing prices of natural gas and oil could have a significant impact on Minerals Management’s operating profit.

In the 2023 fourth quarter and full year, operating profit and Segment Adjusted EBITDA are expected to continue to decrease significantly compared with the respective prior year periods. These decreases are primarily driven by current market expectations for natural gas and oil prices.

In 2024, operating profit and Segment Adjusted EBITDA are expected to increase moderately compared with 2023 primarily driven by current market expectations for natural gas and oil prices and limited forecasted development of additional new wells by third-party lessees. Lower operating expenses are also expected to contribute to the profit growth.

The Company's forecast is based on current market assumptions for natural gas and oil market prices, as well as currently owned reserves. Commodity prices are inherently volatile. Economic uncertainty continues to drive commodity price volatility and any change in natural gas and oil prices from current expectations will result in adjustments to the Company's outlook. The Company is closely monitoring the Israel/Gaza conflict and its potential impact on OPEC countries and international oil and gas production and demand. The actions of OPEC, inventory levels of natural gas and oil and the uncertainty associated with demand, as well as other factors, have the potential to impact future oil and gas prices. Current merger and acquisition activity within the oil and gas industry is also a focus as the Company works to understand its potential impact on development plans by third-party lessees.

As an owner of royalty and mineral interests, the Company’s access to information concerning activity and operations with respect to its interests is limited. The Company's expectations are based on the best information currently available and could vary positively or negatively as a result of adjustments made by operators, additional leasing and development and/or changes to commodity prices. Development of additional wells on existing interests in excess of current expectations, or acquisitions of additional interests, could be accretive to future results.

In 2023, Minerals Management expects capital expenditures of approximately $39 million, which includes the anticipated acquisition of approximately $37 million of mineral and royalty interests expected to close during the fourth quarter that will provide additional diversification into the oil-rich Permian basin. The anticipated fourth quarter acquisition exceeds the previously announced capital expenditure projection as management believes it offers an attractive investment profile and aligns with the Company's strategy to establish a diversified portfolio of mineral and royalty interests. In 2024, Minerals Management is targeting additional investments of up to $20 million. Future investments are expected to be accretive, but each investment's contribution to near-term earnings is dependent on the details of that investment, including the size and type of interests acquired and the stage and timing of mineral development.

Mitigation Resources
Mitigation Resources continues to build on the substantial foundation it established over the past several years. Mitigation Resources currently has nine mitigation banks and four permittee-responsible mitigation projects located in Tennessee, Mississippi, Alabama and Texas. In addition, Mitigation Resources is providing ecological restoration services for abandoned surface mines, as well as pursuing additional environmental restoration projects. It was named a designated provider of abandoned mine land restoration by the State of Texas. Mitigation Resources plans to continue to expand its business during the remainder of 2023 and in 2024, and expects to achieve near break-even earnings in 2024 and sustainable profitability in future years.

Consolidated Outlook
Overall, the Company expects that fourth-quarter 2023 improvements will produce operating profit and net income compared with consolidated third-quarter losses. However, fourth-quarter and full-year 2023 consolidated operating results and Adjusted EBITDA are expected to be down significantly from the respective prior-year periods due to substantial decreases at the Coal Mining and Minerals Management segments. These reductions are expected to be partially offset by favorable changes in income taxes leading to modest net income for the 2023 full year.

In 2024, the Company expects a significant increase in consolidated net income and EBITDA over 2023. These improvements are primarily due to increased profitability at the Coal Mining segment from improved results at MLMC, Falkirk and Coteau. Growth at NAMining and Mitigation Resources is also expected to contribute to the higher 2024 net income. The Company expects an effective income tax rate between 10% and 13% in 2024. Additional contracts for NAMining or Mitigation Resources or the acquisition of additional mineral interests at Minerals Management, including the $37 million investment expected to close in the 2023 fourth quarter, could be accretive to the current forecast.

Consolidated capital expenditures are expected to total approximately $84 million in 2023, which includes approximately $39 million at Minerals Management and $24 million related to the Thacker Pass lithium project. As a result of the forecasted capital expenditures and anticipated substantial decrease in net income, cash flow before financing activities in 2023 is expected to be a moderate use of cash. In 2024, the Company expects capital expenditures of approximately $39 million, including up to $20 million of investments at Minerals Management. Cash flow before financing activities in 2024 is expected to be positive but not to the level generated in 2022.

Long-term Growth and Diversification
Management continues to view the long-term business outlook for NACCO positively. The Company is pursuing growth and diversification by strategically leveraging its core mining and natural resources management skills to build a strong portfolio of affiliated businesses. Management continues to be optimistic about the long-term outlook. In the Minerals Management segment, as well as in the Company's Mitigation Resources business, opportunities for growth remain strong. Acquisitions of additional mineral interests, an improvement in the outlook for the Company's largest Coal Mining segment customers, and securing contracts for Mitigation Resources and new NAMining projects could be accretive to the Company's outlook.

The Minerals Management segment continues to pursue acquisitions of mineral and royalty interests in the United States. Catapult, the Company’s business unit focused on managing and expanding the Company’s portfolio of oil and gas mineral and royalty interests, has developed a strong network to source and secure new acquisitions. The goal is to construct a high-quality diversified portfolio of oil and gas mineral and royalty interests in the United States that delivers near-term cash flow yields and long-term projected growth. The Company believes this business will provide unlevered after-tax returns on invested capital in the mid-teens as this business model matures. This business model can deliver higher average operating margins over the life of a reserve than traditional oil and gas companies that bear the cost of exploration, production and/or development as these costs are borne entirely by third-party exploration and development companies that lease the minerals.

The Company remains committed to expanding the NAMining business while working to improve profitability. NAMining intends to be a substantial contributor to operating profit over time, specifically in its Sawtooth subsidiary when production commences at Thacker Pass, which is projected to occur in 2026. Once production commences, Sawtooth will receive a management fee per metric ton of lithium delivered. At maturity, this contract is expected to deliver fee income similar to a mid-sized management fee coal mine.

The pace of achieving substantially improved results at NAMining will depend on the execution and successful implementation of profit improvement initiatives in the aggregates operations, and the mix and scale of new projects. A number of initiatives are already delivering improved financial results.

Mitigation Resources continues to expand its business, which creates and sells stream and wetland mitigation credits, provides services to those engaged in permittee-responsible mitigation and provides other environmental restoration services. This business offers an opportunity for growth and diversification in an industry where the Company has substantial knowledge and expertise and a strong reputation. Mitigation Resources is making strong progress toward its goal of becoming a top ten provider of stream and wetland mitigation services in the southeastern United States. The Company believes that Mitigation Resources can provide solid rates of return on capital employed as this business matures.

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

The Company continues to look for ways to create additional value by utilizing its core mining competencies which include reclamation and permitting. The Company is working to utilize these skills through development of utility-scale solar projects on reclaimed mining properties. Reclaimed mining properties offer large tracts of land that could be well-suited for solar and other energy-related projects. These projects could be developed by the Company itself or through joint ventures that include partners with expertise in energy development projects.

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
Changes in internal control over financial reporting: During the third quarter of 2023, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
    None.

Item 1A    Risk Factors
During the nine months ended September 30, 2023, there have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, except as follows:

The coal mining industry is subject to ongoing complex governmental regulations and legislation that could adversely impact the Company’s long-term mining contracts and the Company’s results of operations, liquidity, financial condition and cash flow.

The United States Environmental Protection Agency (the “EPA”) has a comprehensive regulatory program to manage the disposal of coal combustion residuals (“CCR”) from coal-fired power plants as non-hazardous material under the Resource Conservation and Recovery Act (“RCRA”). Individual states administer some or all of the RCRA provisions. The North Dakota Department of Environmental Quality approved Falkirk’s customer's plan for an alternate disposal liner to store coal ash at the Coal Creek Station power plant. In the first quarter of 2023, the EPA proposed to deny the application. If denied, a new liner or new waste management unit(s) may need to be installed, which could result in the temporary suspension of operations at Coal Creek Station. To minimize any impact to operations, Coal Creek Station is moving forward with plans to dry CCR materials produced by the plant, reducing the need to utilize the lined area in question. Falkirk is the sole supplier of lignite coal to Coal Creek Station. Any suspension of operations at Coal Creek Station would eliminate the need for lignite coal during the suspension period. Any such suspension of operations at Coal Creek Station or any of the power plants supplied by the Company's mines could have a material adverse effect on the Company’s business, financial condition and results of operations.

The EPA also has a comprehensive regulatory program to manage airborne emissions from coal-fired power plants. During the first nine months of 2023, the EPA proposed updated rules related to mercury and greenhouse gas emissions from coal-fired power plants. The first update was to the Mercury Air Toxics Standard, or MATS. In this update, the EPA proposed to eliminate a mercury emission standard for lignite-fired power plants that currently permits higher mercury emissions by lignite plants than other coal plants. In the event this rule is adopted as proposed, and not successfully legally challenged, it could result in the closure of many lignite-fired power plants, potentially including all of those supplied by the Company. The second update was the EPA’s proposed new rule for greenhouse gas emissions from coal-fired power plants. In this proposed new rule, the EPA requires that power plant owners that intend to operate the plants beyond 2031 utilize controls, including reduced levels of power generation, co-firing coal and natural gas and installing carbon capture and sequestration to reduce greenhouse gas emissions. Each of these controls may impact the plant owners’ profitability and could result in the closure of coal-fired power plants, potentially including all of those supplied by the Company. The closure of any of the power plants supplied by the Company could have a material adverse effect on the Company’s business, financial condition and results of operation.

See the Government Regulation Update on page 19 of this Quarterly Report on Form 10-Q for further information.

Item 2    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities (1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
Month #1 (July 1 to 31, 2023)	—	$—	—	$20,000,000
Month #2 (August 1 to 31, 2023)	—	$—	—	$20,000,000
Month #3 (September 1 to 30, 2023)	24,762	$33.24	24,762	$19,176,911
Total	24,762	$33.24	24,762	$19,176,911

(1)    During 2021, the Company established a stock repurchase program allowing for the purchase of up to $20.0 million of the Company's Class A Common Stock outstanding through December 31, 2023. See Note 4 to the Unaudited Condensed Consolidated Financial Statements for further discussion of the Company's stock repurchase program.

Item 3    Defaults Upon Senior Securities
    None.

Item 4    Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 filed with this Quarterly Report on Form 10-Q for the period ended September 30, 2023.

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

NACCO Industries, Inc. (Registrant)
Date:	November 1, 2023	/s/ Elizabeth I. Loveman
Elizabeth I. Loveman
Senior Vice President and Controller (principal financial and accounting officer)