Form 10-K
period 2023-12-31
NACCO INDUSTRIES INC
filed 2024-03-06
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 1-9172
NACCO INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware			34-1505819
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

5875 Landerbrook Drive,		Suite 220
Cleveland,	Ohio		44124-4069
(Address of principal executive offices)			(Zip Code)
Registrant's telephone number, including area code: (440) 229-5151
Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $1 par value per share	NC	New York Stock Exchange
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

Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of June 30, 2023 (the last business day of the registrant's most recently completed second fiscal quarter): 156,415,693
Number of shares of Class A Common Stock outstanding at February 29, 2024: 5,929,944
Number of shares of Class B Common Stock outstanding at February 29, 2024: 1,565,685
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2024 annual meeting of stockholders are incorporated herein by reference in Part III of this Form 10-K.

NACCO INDUSTRIES, INC.

PART I
Item 1. BUSINESS
General
NACCO Industries, Inc.® (“NACCO” or the “Company”) brings natural resources to life by delivering aggregates, minerals, reliable fuels and environmental solutions through its robust portfolio of NACCO Natural Resources® businesses. The Company operates under three business segments: Coal Mining, North American Mining® ("NAMining") and Minerals Management. The Coal Mining segment operates surface coal mines for power generation companies. The NAMining segment is a trusted mining partner for producers of aggregates, activated carbon, lithium and other industrial minerals. The Minerals Management segment, which includes the Catapult Mineral Partners (“Catapult”) business, acquires and promotes the development of mineral interests. Mitigation Resources of North America® (“Mitigation Resources”) provides stream and wetland mitigation solutions.

The Company has items not directly attributable to a reportable segment that are not included in the reported financial results of the operating segment. These items primarily include administrative costs related to public company reporting requirements, including management and board compensation, and the financial results of Bellaire Corporation ("Bellaire"), Mitigation Resources and other developing businesses. Bellaire manages the Company’s long-term liabilities related to former Eastern U.S. underground mining activities.

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

The Minerals Management segment, through the Company’s Catapult business unit, is focused on maximizing the value of existing mineral and royalty assets while it continues to pursue expansion of its asset base through acquisitions of additional mineral and royalty interests. The goal is to construct a high-quality diversified portfolio of oil and gas mineral and royalty interests in the United States that delivers near-term cash flow yields and long-term projected growth. The Company believes this business will provide unlevered after-tax returns on invested capital in the mid-teens as this business model matures. This business model can deliver higher average operating margins over the life of a reserve than traditional oil and gas companies that bear the cost of exploration, production and/or development as these costs are borne entirely by third-party exploration and development companies that lease the minerals. The Company is also considering additional investment opportunities, including non-operating working interests, as it continues to pursue diversification of revenue streams.

NAMining continues to focus on profit improvement initiatives as well as growth through additional business development activities. NAMining is targeting potential customers who require a broad range of minerals and materials where it can leverage the Company’s core mining skills. The goal is to build NAMining into a leading provider of contract mining services for customers who produce a wide variety of minerals and materials. NAMining intends to be a substantial contributor to operating profit over time, including in its Sawtooth Mining subsidiary when production commences at Thacker Pass, which is targeting initial production in late 2026. Once production commences, Sawtooth Mining Company, LLC ("Sawtooth") will receive a management fee per metric ton of lithium delivered. The pace of achieving substantially improved results at NAMining will depend on the execution and successful implementation of profit improvement initiatives in the aggregates operations, and the mix and scale of new projects. A number of initiatives have already delivered improved financial results.

Mitigation Resources continues to develop its business, which creates and sells stream and wetland mitigation credits, provides services to those engaged in permittee-responsible mitigation and provides mine reclamation and other environmental restoration services. This business offers an opportunity for growth and diversification in an industry where the Company has substantial knowledge and expertise and a strong reputation. Mitigation Resources is making strong progress toward its goal of becoming a top ten provider of stream and wetland mitigation services in the southeastern United States. The Company believes that Mitigation Resources can provide solid rates of return on capital employed as this business matures.

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

The Company continues to look for ways to create additional value by utilizing its core mining competencies around reclamation and permitting through the development of utility-scale solar projects. Reclaimed mining properties offer large tracts of land that could be well-suited for solar and other energy-related projects. These projects could be developed by the Company itself or through joint ventures that include partners with expertise in energy development projects.

The Company is committed to maintaining a conservative capital structure as it continues to grow and diversify, while avoiding unnecessary risk. Strategic diversification is designed to generate cash that can be re-invested to strengthen and expand the businesses. The Company also continues to maintain the highest levels of customer service and operational excellence with an unwavering focus on safety and environmental stewardship.

Business Developments
On December 18, 2023, Mississippi Lignite Mining Company ("MLMC") received a force majeure event notice from its customer related to an issue that began on December 15, 2023 and impacted one of two boilers at the Red Hills Power Plant. The notice did not provide a timeline for resolution of the issue. As of March 6, 2024, the impacted boiler is still not operational. The prolonged mechanical issue is expected to result in a reduction in customer demand and will have a significant impact on the Company's results of operations during 2024. The Company determined the anticipated reduction in customer demand caused by this issue was an indicator of potential impairment. The Company reviewed MLMC's long-lived assets for impairment as of December 31, 2023 and determined the carrying amount of its long-lived assets were not recoverable. As a result, the Company recorded a non-cash, long-lived asset impairment charge of $65.9 million in 2023. See Note 9 to the Consolidated Financial Statements in this Form 10-K for further information on the impairment analysis.

During 2023, Minerals Management, through Catapult, completed an acquisition of $36.7 million of mineral and royalty interests in the Texas portion of the Permian Basin. During 2022, Catapult acquired $11.4 million of mineral and royalty interests in the Texas portion of the Permian Basin and the Wyoming portion of the Powder River Basin as well as a small acquisition of mineral interests in the New Mexico portion of the Permian Basin.

During December 2023, NAMining executed a 15-year contract to mine phosphate at a quarry in central Florida. Production is expected to commence in the first half of 2024 once relocation and commissioning of a dragline is complete. NAMining also amended and extended existing limestone contracts with two customers and expanded the scope of work with another customer.

The Sabine Mining Company (“Sabine”) operates the Sabine Mine in Texas. All production from Sabine was delivered to
Southwestern Electric Power Company's (“SWEPCO”) Henry W. Pirkey Plant (the “Pirkey Plant”). SWEPCO is an American
Electric Power (“AEP”) company. As a result of the early retirement of the Pirkey Plant, Sabine ceased deliveries and final reclamation began on April 1, 2023. Funding for mine reclamation is the responsibility of SWEPCO, and Sabine receives compensation for providing mine reclamation services. Sabine will provide mine reclamation services through September 30, 2026. On October 1, 2026, SWEPCO will acquire all of the capital stock of Sabine and complete the remaining mine reclamation.

The Falkirk Mining Company ("Falkirk") operates the Falkirk Mine in North Dakota. Falkirk is the sole supplier of lignite coal to the Coal Creek Station power plant. On May 2, 2022, Great River Energy ("GRE") completed the sale of Coal Creek Station and the adjacent high-voltage direct current transmission line to Rainbow Energy Center, LLC (“Rainbow Energy”) and its affiliates. The Coal Sales Agreement (“CSA”) between Falkirk and Rainbow Energy became effective upon the closing of the transaction. Falkirk continues to supply all coal requirements of Coal Creek Station and is paid a management fee per ton of coal delivered. To support the transfer to new ownership, Falkirk agreed to a reduction in the current per ton management fee from the effective date of the CSA through May 31, 2024. After May 31, 2024, the per ton management fee increases to a higher base in line with 2021 fee levels, and thereafter adjusts annually according to an index which tracks broad measures of U.S. inflation. Rainbow Energy is responsible for funding all mine operating costs, including mine reclamation, and directly or indirectly providing all of the capital required to operate the mine. The initial production period is expected to run through May 1, 2032, but the CSA may be extended or terminated early under certain circumstances.

The Company recognized a gain of $30.9 million during 2022 as GRE paid the Company cash, transferred ownership of an office building, and conveyed membership units in Midwest AgEnergy Group, LLC (“MAG”), a North Dakota-based ethanol business as agreed to under the termination and release of claims agreement between Falkirk and GRE.

Prior to receiving the membership units from GRE, the Company held a $5.0 million investment in MAG. On December 1, 2022, HLCP Ethanol Holdco, LLC (“HLCP”) completed its acquisition of MAG. Upon closing of the transaction, NACCO transferred its ownership interest in MAG to HLCP and received a cash payment of $18.6 million during 2022. The Company received additional payments totaling $3.6 million during 2023 in connection with a post-closing purchase price adjustment and the release of amounts held in escrow.

During 2023, the Board of Directors of the Company approved the termination of the Combined Defined Benefit Plan for NACCO and its subsidiaries (the “Combined Plan”) and Combined Plan participants were offered lump-sum distributions as part of the termination process. As a result of the lump-sum distributions, the Company recognized a non-cash, pension settlement charge of $1.8 million. See Note 14 to the Consolidated Financial Statements in this Form 10-K for further information on the Combined Plan.

In December 2023, the Company entered into a power purchase agreement with the Tennessee Valley Authority (“TVA”) for the energy generated from a proposed 67.5 MW solar photovoltaic electric generation facility to be developed on reclaimed land at the Company’s Red Hills Mine. The development of this project is subject to the favorable completion of an environmental impact study under the National Environmental Policy Act (“NEPA”) and approval of an interconnection agreement with TVA. In addition, the Company will enter into an engineering, procurement and construction agreement related to development of the project. The estimated commercial operation date for this generation facility is 2027.

Operations

Coal Mining Segment
The Coal Mining segment, operating as North American Coal, LLC, operates surface coal mines under long-term contracts with power generation companies pursuant to a service-based business model. Coal is surface mined in North Dakota and Mississippi. Each mine is fully integrated with its customer's operations.

As of December 31, 2023, the Coal Mining segment's operating coal mines were: The Coteau Properties Company (“Coteau”), Coyote Creek Mining Company, LLC (“Coyote Creek”), Falkirk and MLMC. Each of these mines supply lignite coal for power generation and delivers its coal production to an adjacent power plant or synfuels plant under a long-term supply contract. MLMC’s coal supply contract contains a take or pay provision but contains a force majeure provision that allows for the temporary suspension of the take or pay provision during the duration of certain specified events beyond the control of either party; all other coal supply contracts are requirements contracts. Certain coal supply contracts can be terminated early, which would result in a reduction to future earnings.

The MLMC contract is the only operating coal contract in which the Company is responsible for all operating costs, capital requirements and final mine reclamation; therefore, MLMC is consolidated within NACCO’s financial statements. MLMC sells coal to its customer's Red Hills Power Plant at a contractually agreed-upon price which adjusts monthly, primarily based on changes in the level of established indices which reflect general U.S. inflation rates. Profitability at MLMC is affected by customer demand for coal and changes in the indices that determine sales price and actual costs incurred. As diesel fuel is heavily weighted among the indices used to determine the coal sales price, fluctuations in diesel fuel prices can result in significant fluctuations in earnings at MLMC. The Red Hills Power Plant supplies electricity to TVA under a long-term power purchase agreement. MLMC’s contract with its customer runs through April 1, 2032. TVA’s power portfolio includes coal, nuclear, hydroelectric, natural gas and renewables. The decision regarding which power plants to dispatch is determined by TVA. Reduction in dispatch of the Red Hills Power Plant will result in reduced earnings at MLMC. During 2023, MLMC completed mining in its original mine area and began mining in a new mine area. The move to the new mine area resulted in increased costs during 2023. MLMC does not anticipate opening additional mine areas through the remaining contract term unless doing so would result in improved economic returns.

On December 18, 2023, MLMC received a force majeure event notice from its customer related to an issue that began on December 15, 2023 and impacted one of two boilers at the Red Hills Power Plant. The notice did not provide a timeline for resolution of the issue. As of March 6, 2024, the impacted boiler is still not operational. The prolonged mechanical issue is expected to result in a reduction in customer demand and will have a significant impact on the Company's results of operations during 2024. The Company determined the anticipated reduction in customer demand caused by this issue was an indicator of potential impairment. The Company reviewed MLMC's long-lived assets for impairment as of December 31, 2023 and determined the carrying amount of its long-lived assets were not recoverable. As a result, the Company recorded a non-cash, long-lived asset impairment charge of $65.9 million in 2023. See Note 9 to the Consolidated Financial Statements in this Form 10-K for further information on the impairment analysis.

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

See “Item 2. Properties" on page 31 in this Form 10-K for discussion of the Company's mineral resources and mineral reserves.

NAMining Segment
The NAMining segment provides value-added contract mining and other services for producers of industrial minerals. The segment is a platform for the Company’s growth and diversification of mining activities outside of the thermal coal industry. NAMining provides contract mining services for independently owned mines and quarries, creating value for its customers by performing the mining aspects of its customers’ operations. This allows customers to focus on their areas of expertise: materials handling and processing, product sales and distribution. As of December 31, 2023, NAMining operates in Florida, Texas, Arkansas, Virginia and Nebraska. In addition, Sawtooth Mining, LLC ("Sawtooth") provides mining design, consulting and will be the exclusive contract miner for the Thacker Pass lithium project in northern Nevada.

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

Total consideration for the 2023 and 2022 acquisitions of mineral and royalty interests was $36.7 million and $11.9 million, respectively. The 2023 acquisition includes 43.4 thousand gross acres and 2.5 thousand net royalty acres. The 2022 acquisitions included 13.6 thousand gross acres and 880 net royalty acres. Total mineral and royalty interests include approximately 184.7 thousand gross acres and 63.3 thousand net royalty acres at December 31, 2023. Net royalty acres are calculated based on the Company’s ownership and royalty rate, normalized to a standard 1/8th royalty lease, and assumes a 1/4th royalty rate for unleased acres.

The Company's acquisition criteria for building a blended portfolio of mineral and royalty interests includes (i) new wells anticipated to come online within one to two years of investment, (ii) areas with forecasted future development within five years after acquisition and (iii) existing producing wells further along the decline curve that will generate stable cash flow. In addition, acquisitions should extend the geographic footprint to diversify across multiple basins with a preliminary focus on the more oil-rich Permian basin and a secondary focus on other diversifying basins to increase regional exposure. While the current focus is on the acquisition of mineral and royalty interests, the Company would also consider investments in ORRIs, NPRIs or non-operating working interests under certain circumstances. The current acquisition strategy does not contemplate any near-term working interest investments in which the Company would act as the operator.

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

See “Item 2. Properties" on page 31 in this Form 10-K for discussion of the Company's proved reserves.

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

In 2023 and 2022, two customers individually accounted for more than 10% of consolidated revenues. The following represents the revenue attributable to each of these entities as a percentage of consolidated revenues for those years:

	Percentage of Consolidated Revenues
Segment	2023	2022
Coal Mining customer	40%	39%
NAMining customer	22%	17%

The loss of either of these customers could have a material adverse effect on the results of operations attributable to the applicable segment and on the Company's consolidated results of operations.

Competition
Coteau, Coyote Creek, Falkirk and MLMC each have only one customer for which they extract and deliver coal. The Company's coal mines are directly adjacent to the customer’s property, with economical delivery methods that include conveyor belt delivery systems linked to the customer’s facilities or short-haul rail systems. All of the mines in the Coal Mining segment are the most economical suppliers to each of their respective customers as a result of transportation advantages over competitors. In addition, the customers' facilities were specifically designed to use the coal being mined.

The coal industry competes with other sources of energy, particularly oil, gas, hydro-electric power and nuclear power. In addition, it competes with subsidized sources of energy, primarily wind and solar. Among the factors that affect competition are the price and availability of oil and natural gas, environmental and related political considerations, the time and expenditures required to develop new energy sources, the cost of transportation, the cost of compliance with governmental regulations, the impact of federal and state energy policies, the impact of subsidies on pricing of renewable energy and the Company's customers' dispatch decisions, which may also take into account carbon dioxide emissions. The ability of the Coal Mining segment to maintain comparable levels of coal production at existing facilities and develop its reserves will depend upon the interaction of these factors.

Coal-fired electricity generating units are chosen to run primarily based on operating costs, of which fuel costs account for the largest share. Natural gas-fired power plants have the most potential to displace coal-fired electric baseload power generation in the near term. Federal and state mandates for increased use of electricity derived from renewable energy sources could also negatively affect demand for coal. Such mandates, combined with other incentives to use renewable energy sources, such as tax credits, make alternative fuel sources more competitive with coal. Fluctuations in natural gas prices and the availability of renewable energy sources, particularly wind, can contribute to changes in power plant dispatch and customer demand for coal. Over the longer term, the Company continues to believe that customer demand will remain pressured by regulations mandating or incentivizing the purchase of power from subsidized renewable energy sources, particularly wind and solar. See “Item 1. Business — Government Regulation" on page 8 in this Form 10-K for further discussion. Environmental, social and governance considerations can also have an impact on power plant dispatch and demand for coal.

Based on industry information, the Company believes it was one of the ten largest coal producers in the U.S. in 2023 based on total coal tons produced.

NAMining faces competition from producers of aggregates, lithium or other minerals that choose to self-perform mining operations and from other mining companies.

In the Minerals Management segment, the oil and gas industry is intensely competitive; the Company primarily competes with companies and investors for the acquisition of oil and gas properties, some of which have greater resources and may be able to pay more for productive oil and natural gas properties or to define, evaluate, bid for and purchase a greater number of properties than the Company’s financial resources permit. Additionally, many of the Minerals Management segment's competitors are, or are affiliated with, operators that engage in the exploration and production of their oil and gas properties, which allows them to acquire larger assets that include operated properties. Larger or more integrated competitors may be able to absorb the burden of existing, and any changes to, federal, state and local laws and regulations more easily than the Company can, which would adversely affect its competitive position. The integrated competitors may also have a better understanding of when minerals they acquire will be developed, as they are often the developer. The Minerals Management segment’s ability to acquire additional properties in the future will be dependent upon its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Further, oil and natural gas compete with other forms of energy available to customers, primarily based on price. Changes in the availability or price of oil and natural gas or other forms of energy, as well as business conditions, conservation, legislation, regulations, and the ability to convert to alternate fuels and other forms of energy may affect the demand for oil and natural gas.

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
Weather conditions affect the demand for, and prices of, natural gas and can also delay drilling activities. Demand for natural gas is typically higher during the winter, resulting in higher natural gas prices during the first and fourth quarters. Certain natural gas users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer, which can lessen seasonal demand fluctuations. Seasonal weather conditions can limit drilling and producing activities and other oil and natural gas operations. Due to these seasonal fluctuations, Minerals Management results of operations for individual quarterly periods may not be indicative of the results that may be realize on an annual basis.

Human Capital
As of December 31, 2023, the Company and its subsidiaries had approximately 1,700 employees, including approximately 1,100 employees at the Company’s unconsolidated mining operations, none of which are represented by a collective bargaining agreement. NACCO believes it has good relations with its employees.

Market-Based Compensation: NACCO believes its employees are critical to its success and invests in its employees by offering a market-based competitive total rewards package that includes a combination of salaries and wages and a benefits package that promotes employee well-being across all aspects of their lives. The Company offers a 100% 401(k) matching contribution up to 5% of compensation and a generous profit-sharing contribution for all of our full-time and part-time employees. The Company provides employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location. Benefits offered to employees include:

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

Safety: Employee safety in the workplace is one of the Company’s core values. The Company is committed to strict compliance with applicable laws and regulations regarding workplace safety and provides on-going safety training, education and communication. The National Mining Association ranks NACCO as an industry leader in safety, and the Company's incident rate is consistently below the national average for comparable mines, based on Mine Safety and Health Administration data. The Company has earned more than 100 safety awards at the state and national levels. NACCO strives to have zero safety incidents or injuries. The Company's operations have onsite safety personnel who train employees in safe work practices, review safety-related incidents and recommend improvements when appropriate. Hazards in the workplace are actively identified and management tracks incidents so remedial actions can be taken to improve workplace safety. The Company believes communication related to “near misses,” safety incidents and protocols is essential to continuously developing and maintaining best-practices related to safety and enables identification and correction of operational practices that might impair employee safety or health.

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

Please visit nacco.com/stewardship/ for the full text of certain NACCO stewardship policies.

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
Some laws, as discussed below, place many requirements on the Company's operations and its customers' operations. Federal and state regulations require regular monitoring of the Company's operations to ensure compliance.
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

Coal mine operators must obtain SMCRA permits and permit renewals for coal mining operations from the applicable regulatory agency. These SMCRA permit provisions include requirements for coal prospecting, mine plan development, topsoil removal, storage and replacement, selective handling of overburden materials, mine pit backfilling and grading, protection of the hydrologic balance, surface drainage control, mine drainage and mine discharge control and treatment, and revegetation. Although mining permits have stated expiration dates, SMCRA provides for a right of successive renewal. The cost of obtaining surface mining permits can vary widely depending on the quantity and type of information that must be provided to obtain the permits.

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

SMCRA establishes operational, reclamation and closure standards for surface coal mines. The Company accrues for the costs of current mine disturbance and final mine closure, including the cost of treating mine water discharges, at mines where the Company's subsidiaries hold the mining permit. While these obligations are largely unfunded, they can require securitization through bonding, with the exception of the final mine closure costs for the Coyote Creek Mine, which are being funded throughout the production stage.

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

The Company does not believe there is any significant risk to the Company's subsidiaries' ability to maintain its existing mining permits or its ability to acquire future mining permits for its mines.

Greenhouse Gas (“GHG”) Emissions
In July 2019, the EPA finalized a rule that repealed the Clean Power Plan ("CPP") that had been finalized in 2015 and established new regulations addressing GHG emissions from existing coal-fueled electric generation units, referred to as the Affordable Clean Energy (“ACE”) rule. The ACE rule developed emission guidelines that states must use when developing plans to regulate GHG emissions from existing coal-fueled electric generating units (“EGUs”). In response to challenges brought by environmental groups and certain states, the U.S. Court of Appeals for the District of Columbia Circuit (the “D.C. Circuit Court”) vacated the ACE rule, including its repeal of the CPP, in January 2021 and remanded the rule to the EPA for further action. On June 30, 2022, the Supreme Court of the United States (“SCOTUS”) issued an opinion reversing the D.C. Circuit Court's decision, and finding that the EPA exceeded its statutory authority when it adopted the CPP.

On May 11, 2023, the EPA published a draft rule imposing limits on GHG emissions from existing coal and new natural-gas electric generating units, which could compel such facilities to install additional pollution controls or shut down ("CPP2"). The proposed CPP2 includes guidelines for carbon dioxide ("CO2") emissions from existing EGUs with a proposed compliance date of January 1, 2030. For coal-fired steam EGUs that plan to operate past January 1, 2040, the EPA is proposing a best system of emissions reduction ("BSER") of carbon capture and sequestration/storage ("CCS") with 90 percent capture of CO2 at the stack. For coal-fired steam EGUs that will permanently cease operations after December 31, 2031, but before January 1,
2040, the EPA is proposing a BSER of 40 percent natural gas co-firing on a heat input basis. Coal-fired steam EGUs that will permanently cease operations between December 31, 2031 and January 1, 2035, will be subject to an annual capacity factor limit, and for units that will permanently cease operations before January 1, 2032, the EPA is proposing a BSER of routine methods of operation and maintenance that maintain current emission rates. Each of the EGUs supplied by the Company would be subject to these proposed requirements.

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

Clean Air Act
The process of burning coal can cause many compounds and impurities in the coal to be released into the air, including sulfur dioxide, nitrogen oxides ("NOx"), mercury, particulates and other matter. The CAA and the corresponding state laws that extensively regulate the emissions of materials into the air affect coal mining operations both directly and indirectly. Direct impacts on coal mining operations occur through CAA permitting requirements and/or emission control requirements relating to air contaminants, especially particulate matter. Indirect impacts on coal mining operations occur through regulation of the air emissions of sulfur dioxide, nitrogen oxides, mercury, particulate matter and other compounds emitted by coal-fired power plants. The EPA has promulgated or proposed regulations that impose tighter emission restrictions in a number of areas, some of which are currently subject to litigation. The general effect of tighter restrictions is to reduce demand for coal. Ongoing reduction in coal’s share of the capacity for power generation could have a material adverse effect on the Company’s business, financial condition and results of operations.

The CAA requires the EPA to review national ambient air quality standards (“NAAQS”) every five years to determine whether revisions to current standards are appropriate. In addition, states are required to submit to the EPA revisions to their state implementation plans ("SIPs") that demonstrate the manner in which the states will attain NAAQS every time a NAAQS is issued or revised by the EPA. The EPA has adopted NAAQS for several pollutants, which continue to be reviewed periodically for revisions. When the EPA adopts new, more stringent NAAQS for a pollutant, some states have to change their existing SIPs. If a state fails to revise its SIP and obtain EPA approval, the EPA may adopt regulations to affect the revision. Coal mining operations and coal-fired power plants that emit particulate matter or other specified material are, therefore, affected by changes in the SIPs. Through this process over the last few years, the EPA has reduced the NAAQS for particulate matter, ozone and nitrogen oxides. The Company's coal mining operations and power generation customers may be directly affected when the revisions to the SIPs are made and incorporate new NAAQS for sulfur dioxide, nitrogen oxides, ozone and particulate matter. In March 2019, the EPA published a final rule that retains the current primary (health-based) NAAQS for sulfur oxides ("SOx") without revision. The current primary standard is set at a level of 75 parts per billion, as the 99th percentile of daily maximum 1-hour sulfur dioxide concentrations, averaged over 3 years. On January 6, 2023, the EPA proposed to lower the level of the particulate matter. If enacted as proposed, this rule would require fossil fuel generating units to install additional emission reducing technologies, which will ultimately increase the cost of fossil fuel generated energy or cause potential EGU retirements.

In 2011, the EPA finalized the Cross-State Air Pollution Rule ("CSAPR") to address interstate transport of pollutants. While the CSAPR affects states in the eastern half of the U.S. and Texas, it does not affect EGUs in North Dakota. This rule imposes additional emission restrictions on coal-fired power plants to attain ozone and fine particulate NAAQS. The EPA began implementation of the rule in 2015, when Phase I emission reductions in sulfur dioxide and nitrogen dioxide became effective.
In 2019, certain states submitted SIPs to the EPA in response to the 2015 ozone standard reduction. On February 13, 2023, the EPA rejected the SIPs. The EPA’s action to deny the SIPs was challenged in various courts, including the 5th Circuit Court of Appeals (the “Fifth Circuit”). The Fifth Circuit issued a stay of the SIP rejection in Texas, Louisiana, and Mississippi which prevents the federal implementation plan ("FIP") from going into effect pending the outcome of the litigation challenges.

On June 5, 2023, the EPA published the FIP in the Federal Register. The FIP decreases, over time, the ozone-season NOx allowances allocated to generators in the states not affected by the judicial stay beginning in 2024 by assuming that participants in this cap-and-trade program had or would optimize existing NOx controls and later install additional NOx controls.

On July 31, 2023, the EPA promulgated an interim rule (“Interim FIP”) that addresses the various judicial orders where the SIP rejection has been stayed. The Interim FIP requires these states to return to the previously approved NOx trading program and emission caps. The Interim FIP maintains the state emissions budgets, unit level allowance allocation provisions, and banked allowance holdings reflecting the status quo for the power plants in these states under the Group 2 trading program.

In December 2023, the SCOTUS agreed to hear a challenge to the FIP. The case was heard in February 2024 and will be decided later in the year. Should the FIP be fully implemented in states where a stay has been issued, the rule could influence the closure of some coal-fired EGUs that have not installed selective catalytic reduction technologies, potentially including the EGU supplied by MLMC. The Company cannot predict the outcome of the legal challenges to the: (i) various state challenges; (ii) the FIP promulgated on June 5, 2023; and (iii) the interim final rule promulgated on July 31, 2023 that seeks to address the judicial orders. If the original FIP withstands legal challenge, it would increase the cost of operating the customer facility serviced by MLMC.

Under the CAA, the EPA also adopts national emission standards for hazardous air pollutants. In December 2011, the EPA adopted a final rule called the Mercury and Air Toxics Standard (“MATS”), which applies to new and existing coal-fired
EGUs. This rule requires mercury emission reductions in mercury-containing particulate matter.

On March 6, 2023, the EPA concluded that it is appropriate and necessary to regulate mercury-containing particulate matter. In April 2023, the EPA drafted proposed revisions to MATS. These revisions would remove the mercury emission limit for lignite-fired EGUs and require particulate emission reductions for all coal-fired EGUs. If enacted as proposed, this rule could influence the closure of additional coal-fired EGUs, potentially including all of the EGUs supplied by the Company.

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

Under the CAA, new and modified sources of air pollution must meet certain new source standards (the “NSR program”). Under the NSR program, before constructing a new stationary emission source or a modification of an existing major source, the source owner or operator must determine whether the new source will emit or the modification will increase air emissions above certain thresholds. Both emissions increases and decreases from a major modification at an existing source are to be considered during Step 1 of the two-step NSR applicability test which is designed to determine if there is a “significant emission increase”. Uncertainty around the NSR program rules could adversely impact demand for coal. Any additional new controls may have an adverse impact on the demand for coal, which may have a material adverse effect on the Company’s business, financial condition or results of operations.

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

Global climate change continues to attract considerable attention in the United States. The U.S. Congress has considered climate change legislation aimed at reducing GHG emissions, particularly from coal combustion by power plants. Enactment of laws and passage of regulations regarding GHG emissions by the U.S. or States, or other actions to limit carbon dioxide emissions, such as opposition by environmental groups to expansion or modification of coal-fired power plants, could result in electric generators switching from coal to other fuel sources.

The U.S. Congress continues to consider a variety of proposals to reduce GHG emissions from the combustion of coal and other fuels. These proposals include emission taxes, emission reductions, including carbon tax and “cap-and-trade” programs, and mandates or incentives to generate electricity by using renewable energy sources, such as wind or solar power. Some states have established programs to reduce GHG emissions. Further, governmental agencies have been providing grants or other financial incentives to entities developing or selling alternative energy sources with lower levels of GHG emissions, which may lead to more competition from those entities.

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

As a successor to the Kyoto Protocol, in 2015, international negotiators finalized the Paris Agreement under the United Nations Framework Convention on Climate Change (“Paris Agreement”). Unlike the Kyoto Protocol, the Paris Agreement has no binding GHG reduction mandates on signatories. Participating countries only submit a description of their intended GHG reductions, and provide periodic progress updates, with no penalties for not meeting their self-imposed targets. The Paris Agreement also includes language stating that developed countries will provide financial assistance to help developing countries meet their GHG targets and adapt to climate change, but there are no mandated contributions. The United States is a party to the Paris Agreement. The renegotiation and implementation of the Paris Agreement, or other international agreements, the regulations promulgated to date by the EPA with respect to GHG emissions or the adoption of new legislation or regulations to control GHG emissions, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company believes it has obtained all permits required under the CWA and corresponding state laws and is in compliance with such permits. In many instances, mining operations require securing CWA authorization or a permit from the U.S. Army
Corps of Engineers for operations in waters of the United States ("WOTUS.") The SCOTUS heard the Sackett vs. EPA case in October 2022, which considered whether certain wetlands constitute WOTUS. Prior to the SCOTUS issuing a decision, in January 2023, the EPA published a new rule that redefines WOTUS using an expansive significant nexus test. The new definition expanded the scope of federal jurisdiction over land and water features which could cause some of the Company's operations to incur additional costs to mitigate streams and wetlands. The new WOTUS definition was ultimately stayed in 24 states, including Louisiana, Mississippi and North Dakota. On May 25, 2023, the SCOTUS issued its Sackett vs. EPA ruling that defines WOTUS as “a relatively permanent body of water connected to traditional interstate navigable waters” with a “continuous surface connection with that water, making it difficult to determine where the ‘water’ ends and the ‘wetland’ begins.” The SCOTUS decision rejected the “significant nexus” test used by the EPA in its 2023 WOTUS rule.

As a result of the Sackett decision, the EPA and the Army Corps of Engineers authored a revised definition of WOTUS and promulgated a final rule that removed references to “significant nexus”. The new rule does not go into effect in states where a stay had been issued for the previous rule, including North Dakota, Texas, Louisiana, and Mississippi. In these states, the legal challenge to the rule will resume. In the meantime, securing CWA permits may be more challenging since the agencies in the states where a stay has been issued have less guidance to rely on to determine whether certain features are considered
WOTUS.

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

Resource Conservation and Recovery Act
RCRA affects coal mining operations by establishing requirements for the treatment, storage and disposal of wastes, including hazardous wastes. Coal mine wastes, such as overburden and coal cleaning wastes, currently are exempted from hazardous waste management. In 2020, the EPA finalized changes to the coal combustion residual ("CCR") rule that classified all clay-lined surface impoundments that receive CCR as unlined. The EPA also established alternative deadlines to cease receipt of waste to include new site-specific alternatives due to lack of disposal capacity with a deadline to initiate closure and a new site-specific alternative due to permanent cessation of coal-fired boilers with deadlines to complete closure. These rules may raise the cost for CCR disposal at coal-fired power plants, making them less competitive, and/or result in early closure which could have an adverse impact on demand for coal and ultimately result in the early closure of the mines servicing these plants, including closure of the Company's mines. Any such closure of the Company's mines could have a material adverse effect on the Company’s business, financial condition and results of operations.

In compliance with these regulations, the owner of the Coal Creek Station power plant, Falkirk’s customer, submitted a CCR Part B application to the EPA in 2020 asserting a unit complied with the CCR rules. In the first quarter of 2023, the EPA proposed to deny the owner’s application. The owner and other parties have submitted additional information and comments supporting the owner’s position. If the EPA ultimately denies the owner’s application, a new liner may need to be installed or new waste management processes and/or units may need to be constructed. Accordingly, it is possible that a denial by the EPA could require a temporary unit shut down. Any temporary unit shut down could result in a temporary suspension of operations at Coal Creek Station. To minimize any impact to operations, Coal Creek Station is moving forward with plans to dry CCR materials produced by the plant, reducing the need to utilize the lined area in question. Falkirk is the sole supplier of lignite coal to Coal Creek Station. Any suspension of operations at Coal Creek Station would eliminate the need for lignite coal during the suspension period. Any such suspension of operations at Coal Creek Station or any of the power plants supplied by the
Company's mines could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The EPA rule exempts CCRs beneficially used at mine sites and reserves any regulation thereof to OSMRE. OSMRE suspended all rulemaking actions on CCRs, but could re-initiate them in the future. The outcome of these rulemakings, and any subsequent actions by the EPA and OSMRE, could impact those Company operations that beneficially use CCRs. If the Company were unable to beneficially use CCRs, its revenues for handling CCRs from its customers may decrease and its costs may increase due to the purchase of alternative materials for beneficial uses.

National Environmental Policy Act
NEPA requires federal agencies to review the environmental impacts of their decisions and issue either an environmental assessment or an environmental impact statement. There are certain actions associated with surface coal mining that may trigger these types of assessments by federal agencies. When a NEPA action is required, the Company provides the required information to the appropriate federal agency to enable it to complete the required study. Historically, this process has been lengthy and may take several years to complete. In January 2023, the White House Council on Environmental Quality ("CEQ")
issued interim guidance that instructs federal agencies to quantify GHG emissions and use the social cost of greenhouse gases to calculate a monetary metric associated with the proposed actions’ climate effects. The NEPA and interim guidance could adversely affect the Company’s ability to secure necessary permits.

On April 21, 2023, President Biden signed a new executive order focused on incorporating environmental justice considerations into federal decision-making. The executive order created a new White House Office of Environmental Justice, and directed all federal agencies to make environmental justice a central part of each agency’s mission by publishing an environmental justice strategic plan for the agency. Additionally, the order requires agencies conducting NEPA reviews to assess direct, indirect and cumulative impacts on environmental justice communities in their analyses, to consider best available science and information on disparate health impacts related to exposure to environmental hazards and provide opportunities for meaningful engagement with environmental justice communities during the environmental review process. It largely remains to be seen how federal agencies will undertake to comply with these new requirements addressing environmental justice considerations, but the development and application of the new requirements may result in permit uncertainty and delays for activities that require federal approvals.

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

Regulation of the Oil and Natural Gas Industry
The oil and natural gas industry is extensively regulated by numerous federal, state and local authorities. Legislation affecting the oil and natural gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations that are binding on the oil and natural gas industry and its individual members, some of which carry substantial penalties for failure to comply. Although the regulatory burden on the oil and natural gas industry increases the cost of doing business, these burdens generally do not affect the Company any differently or to any greater or lesser extent than they affect other companies in the industry with similar assets.

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

In December 2023, EPA finalized a rule that will require oil and gas producers to reduce methane and other air pollutants from existing sources. Oil and gas companies will be required to phase out routine flaring of natural gas and install methane leak detection equipment. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly pollution control or waste handling, storage, transport, disposal or cleanup requirements could materially adversely affect the Minerals Management segment.

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
•the rates of production;
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

State Regulation
States regulate the drilling for, and the production, gathering and sale of, oil and natural gas, including imposing severance taxes and requirements for obtaining drilling permits. For example, Texas currently imposes a 4.6% severance tax on the market value of oil production and a 7.5% severance tax on the market value of natural gas production. States also regulate the method of developing new fields, the spacing and operation of wells and the prevention of waste of oil and natural gas resources. States may regulate rates of production and may establish maximum daily production allowable from oil and natural gas wells based on market demand or resource conservation, or both. States do not regulate wellhead prices or engage in other similar direct economic regulation, but the Company cannot be certain that they will not do so in the future. The effect of these regulations may be to limit the amount of oil and natural gas that may be produced from wells drilled by third-party lessee's and to limit the number of wells or locations the Company's third-party lessee operators can drill.

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

Other Regulations
The Taxpayer Certainty and Disaster Tax Relief Act of 2020 extended the production tax credit (“PTC”) under Section 45 of the Internal Revenue Code and the investment tax credit (“ITC”) under Section 48 of the Code. The PTC for wind was extended at the current phase-out level (60% of the otherwise allowable credits) for facilities where construction began in 2021.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”). The Inflation Reduction Act contains hundreds of billions of dollars in incentives for the development of renewable energy sources, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, among other provisions. These incentives could further accelerate the transition of the U.S. economy away from the use of fossil fuels and impact demand for fossil fuels. The ultimate impact on fossil fuel demand and the Company is uncertain and may change as implementation of the Inflation Reduction Act moves forward. The subsidization of alternative energy sources may have a material adverse effect on the Company’s business, financial condition or results of operations.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following tables set forth as of March 1, 2024 the name, age, current position and principal occupation and employment during the past five years of the Company’s executive officers. There exists no arrangement or understanding between any executive officer and any other person pursuant to which such executive officer was selected.

EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Current Position
J.C. Butler, Jr.	63	President and Chief Executive Officer of NACCO and President and Chief Executive Officer of NACCO Natural Resources Corporation ("NNRC") (from prior to 2018)

Elizabeth I. Loveman	54	Senior Vice President and Controller and Principal Financial Officer (from prior to 2018)

John D. Neumann	48	Senior Vice President, General Counsel and Secretary of NACCO, Senior Vice President, General Counsel and Secretary of NNRC (from prior to 2018)

Thomas A. Maxwell	46	Senior Vice President - Financial Planning and Analysis and Treasurer (from prior to 2018)
PRINCIPAL OFFICERS OF THE COMPANY’S SUBSIDIARIES

Name	Age	Current Position
J.C. Butler, Jr.	63	President and Chief Executive Officer of NACCO and President and Chief Executive Officer of NNRC (from prior to 2018)

Carroll L. Dewing	67	Senior Vice President and Chief Operating Officer of NNRC (from prior to 2018)

John D. Neumann	48	Senior Vice President, General Counsel and Secretary of NACCO, Senior Vice President, General Counsel and Secretary of NNRC (from prior to 2018)

J. Patrick Sullivan, Jr.	65	Senior Vice President and Chief Financial Officer of NNRC (from prior to 2018)

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

The EPA also has a comprehensive regulatory program to manage airborne emissions from coal-fired power plants. During 2023, the EPA proposed updated rules related to mercury and greenhouse gas emissions from coal-fired power plants. The first update was to the Mercury Air Toxics Standard, or MATS. In this update, the EPA proposed to eliminate a mercury emission standard for lignite-fired power plants that currently permits higher mercury emissions by lignite plants than other coal plants. In the event this rule is adopted as proposed, and not successfully legally challenged, it could result in the closure of many lignite-fired power plants, potentially including all of those supplied by the Company. The second update was the EPA’s proposed new rule for greenhouse gas emissions from coal-fired power plants. In this proposed new rule, the EPA requires that power plant owners that intend to operate the plants beyond 2031 utilize controls, including reduced levels of power generation, co-firing coal and natural gas and installing carbon capture and sequestration to reduce greenhouse gas emissions. Each of these controls may impact the plant owners’ profitability and could result in the closure of coal-fired power plants, potentially including all of those supplied by the Company. The closure of any of the power plants supplied by the Company could have a material adverse effect on the Company’s business, financial condition and results of operation.

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

See “Item 1. Business — Government Regulation" on page 8 in this Form 10-K for discussion of regulations that could materially adversely affect the Coal Mining segment.

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

Any reduction in customer demand at MLMC, including, but not limited to, reduced mechanical availability of the customer’s power plant, dispatch of power generated by other energy sources ahead of coal, fluctuations in demand due to unanticipated weather conditions, regulations or comparable policies which may promote planned and unplanned outages at the Red Hills Power Plant, economic conditions, including an economic slowdown and a corresponding decline in the use of electricity, governmental regulations and inflationary adjustments could have a material adverse effect on MLMC's financial condition, results of operations and cash flows.

The Coal Mining segment's Unconsolidated Subsidiaries are subject to risks created by changes in customer demand and inflationary adjustments.

The contracts with the Unconsolidated Subsidiaries' customers are primarily based on a "management fee" approach, whereby compensation includes reimbursement of all operating costs, plus a fee based on the amount of coal delivered. The fees earned adjust over time in line with various indices which reflect general U.S. inflation rates.  During the production stage, the Unconsolidated Subsidiaries' customers pay the Company its agreed upon fee only for the coal delivered to them for consumption or use. As a result, reduced coal usage by customers for any reason, including, but not limited to, fluctuations in demand due to unanticipated weather conditions, scheduled and unscheduled outages at the Coal Mining segment's customers' facilities, unplanned equipment failures including U.S. power grid reliability issues, economic conditions or governmental regulations or comparable policies which may promote dispatch of power generated by renewable energy sources, such as wind or solar, and the realignment of customers' power generation portfolios that reduce the electric power generated from coal could have a material adverse effect on the Company's results of operations. Because of the contractual price formulas for the management fees at these Unconsolidated Subsidiaries, the profitability of these operations is also subject to fluctuations in inflationary adjustments (or lack thereof) that can impact the agreed upon management fees. These factors could materially reduce the Company's profitability.

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

Information concerning the Company's mining operations in "Item 2 - Properties" on page 31 has been prepared in accordance with the requirements of subpart 1300 of Regulation S-K. A mineral is economically recoverable when the price at which it can be sold exceeds the costs and expenses of mining, processing and selling the mineral. Forecasts of NACCO's future performance are based on, among other things, estimates of mineral reserves and resources. Mineral reserve and resource estimates of the remaining tons of coal at MLMC are based on many factors, including engineering, economic and geological data assembled and analyzed by internal staff, which includes various engineers and geologists, the area and volume covered by mining rights, assumptions regarding extraction rates and duration of mining operations, and the quality of in-place reserves and resources. The reserve and resource estimates as to both quantity and quality are updated from time to time to reflect, among other matters, production of minerals, new mining or other data received.

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

The Company has expanded its overall NAMining business, operations and headcount in recent periods. NAMining’s operating expenses may continue to increase as the Company scales the NAMining business. As NACCO continues to grow the NAMining business, the Company must effectively integrate, develop and motivate new employees, as well as existing employees who are promoted or moved into new roles, while maintaining the effectiveness of its business execution. In part, NAMining’s success depends on its ability to integrate new customers in an efficient and effective manner. The Company anticipates that it will continue to incur costs and capital expenditures associated with future growth prior to realizing the full measure of anticipated long-term benefits, and the return on these investments may be lower, may develop more slowly than expected or may never be realized. If the Company is unable to manage this growth and the associated expenses effectively, the Company may not be able to take advantage of market opportunities or remain competitive. The Company may also fail to execute on its business plan or respond to competitive pressures, any of which could adversely affect the NAMining business, operating results and financial condition.

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

From time to time, the Company seeks to develop new mining projects, including the Thacker Pass project. The risks associated with such projects can be substantial. New mining projects can take up to several years to complete, are complex and require significant capital expenditures. These projects are subject to significant risks, including delays or reductions in making capital expenditures by NAMining's customers, extreme weather events, unexpected increases in the cost of required materials, and disputes with third party providers of materials, equipment or services, and a completed project may not yield the anticipated operational or financial benefit, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

NAMining operations are currently geographically concentrated and therefore subject to regional economic risk, regulatory conditions, natural disasters, severe weather events or other circumstances affecting Florida.

As of December 31, 2023, over 75% of the quarries NAMining operates are located in Florida. A prolonged economic downturn or adverse change in regulatory conditions in the Florida mining or construction industry could result in a significant reduction in demand for NAMining’s services. The occurrence of one or more natural disasters, severe weather events, terrorist attacks, or disruptive political events in Florida could adversely affect the NAMining business.

Risks related to the Minerals Management segment

The Company has no control over the timing of the development and operation of its natural gas, oil and coal reserves extracted by third parties.

The Company owns mineral and royalty interests in the continental United States. The Company does not develop oil and gas reserves and is not a natural gas and oil producer. The Company primarily derives income from royalty-based leases under which lessees make payments to the Company based on their sale of natural gas, oil and coal. Future royalty-based income is dependent on the number of oil and gas wells being developed and operated on the Company’s mineral acreage. The decision to pursue development and operation of oil and gas wells is made by third-party operators, not by the Company, and depends on a number of factors outside of the Company's control, including fluctuations in commodity prices (primarily natural gas), regulatory risk, the Company's lessees' willingness and ability to incur well-development and other operating costs, the rate of production of the reserves and changes in the availability and continuing development of infrastructure. Lower commodity prices may reduce the amount of oil and natural gas that third-party operators can produce economically. In the event that new federal or state restrictions related to the hydraulic fracturing process are adopted in areas where the Company owns mineral and royalty interests, the Company’s lessees may incur additional costs or permitting requirements to comply with such requirements that may be significant and could result in added restrictions, delays or curtailments in the pursuit of exploration, development, or production activities. In addition, if a lessee were to experience financial difficulty, the lessee might not be able to pay its royalty payments or continue operations. A failure on the part of the lessee to make royalty payments may give the Company the right to terminate the lease, repossess the property and enforce payment obligations under the lease. If the Company repossessed any of its properties, it would seek a replacement lessee. However, the Company may not be able to find a replacement lessee and, if it did, the Company might not be able to enter into a new lease on favorable terms within a reasonable period of time. In addition, if the Company is able to enter into a new lease with a new lessee, the replacement lessee may not achieve the same levels of production or sales prices as the lessee it replaced. Any of these risks could materially reduce the Company’s expected royalty income and the Company’s profitability.

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

The Minerals Management segment’s revenues and operating results depend significantly upon the prevailing prices for oil and natural gas. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond the Company's control; market expectations about future prices of oil and natural gas; the level of global oil and natural gas exploration and production; the cost of exploring for, developing, producing and delivering oil and natural gas; the price and quantity of foreign imports and U.S. exports of oil and natural gas; the level of U.S. domestic production; political and economic conditions in oil producing regions; the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls; trading in oil and natural gas derivative contracts; the level of consumer product demand; weather conditions and natural disasters; technological advances affecting energy consumption, energy storage and energy supply; domestic and foreign governmental regulations and taxes; the continued threat of terrorism and the impact of military and other action, including the ongoing conflict between Israel and Hamas, the conflict between Russia and Ukraine and associated oil and natural gas import bans as well as U.S. military operations in the Middle East and economic sanctions such as those imposed by the U.S. on oil and gas exports from Iran; the proximity, cost, availability and capacity of oil and natural gas pipelines and other transportation facilities; the price and availability of alternative fuels; and overall domestic and global economic conditions. A substantial or extended decline in commodity prices may adversely affect the Minerals Management segment’s financial condition or results of operations.

The marketability of oil and natural gas production is dependent upon transportation, pipelines and refining facilities and continued operation of the U.S. power grid. Any limitation in the availability of these items could interfere with our third-party lessee’s ability to market oil and natural gas production and may adversely affect the Minerals Management segment’s financial condition or results of operations.

The marketability of our third-party lessee’s production depends in part on the availability, proximity, and capacity of pipelines, tanker trucks, and other transportation methods, and processing and refining facilities owned by third parties as well as continued reliable operation of the U.S power grid. Any significant disruption in the U.S. power grid, gathering system or transportation, processing, or refining-facility capacity could reduce our third-party lessee’s ability to market oil production and may adversely affect the Minerals Management segment’s financial condition or results of operations.

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

The Company has two classes of common stock: Class A common stock and Class B common stock. Holders of Class A common stock are entitled to cast one vote per share and, as of December 31, 2023, accounted for approximately 27 percent of the voting power of the Company. Holders of Class B common stock are entitled to cast ten votes per share and, as of December 31, 2023, accounted for the remaining voting power of the Company. As of December 31, 2023, certain members of the Company's extended founding family held approximately 34 percent of the Company's outstanding Class A common stock and approximately 99 percent of the Company's outstanding Class B common stock. On the basis of this common stock ownership, certain members of the Company's extended founding family could have exercised approximately 81 percent of the Company's total voting power. Although there is no voting agreement among such extended family members, in writing or otherwise, if they were to act in concert, they could control the outcome of director elections and other stockholder votes on significant corporate actions, such as certain amendments to the Company's certificate of incorporation and sales of the Company or substantially all of its assets. Because certain members of the Company's extended founding family could prevent other stockholders from exercising significant influence over significant corporate actions, the Company may be a less attractive takeover target, which could adversely affect the market price of its common stock.

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

The Company may be unable to obtain financing on reasonable terms. Historically, the Company has addressed its liquidity needs (including funds required to pay dividends and fund working capital and planned capital expenditures) with operating cash flow and borrowings under credit facilities. The Company’s wholly-owned subsidiary has a revolving line of credit of up to $150.0 million that expires in November 2025. The Company’s ability to access the capital markets and the costs and terms of available financing depends on many factors, including perceived credit risks of companies with coal and/or oil and gas exposure as a result of current market sentiment for fossil fuels. Certain financial institutions have taken actions to limit available financing to entities that produce or use fossil fuels. The volatility in the energy industry and additional perceived credit risks of companies with coal and/or oil and gas exposure has resulted in traditional bank lenders seeking to reduce or eliminate their lending exposure to these companies. An inability to obtain bank financing, or refinance with terms that are as favorable as the existing terms of such indebtedness, could have a material adverse effect on the Company's operating results and financial condition.

Failure to obtain financial assurance to secure reclamation and other long-term obligations, including surety bonds and letters of credit on acceptable terms, could affect NACCO's ability to mine.

Federal and state laws require the Company to provide financial assurance or financial security to secure performance or payment of certain long-term obligations, such as mine closure or reclamation costs, federal and state workers’ compensation and black lung benefit costs, leases, transmission interconnection construction costs, power purchase agreement delivery obligations and other obligations. Future federal and state laws and regulations, regional transmission organizations and power purchase agreement customers may require higher amounts of financial security, including as a result of changes to certain factors used to calculate the bonding or security amounts. Bond issuers may demand higher fees or additional collateral, including cash or letters of credit or other terms less favorable upon renewals. As the Company is required by state and federal law to have bonds or other acceptable security in place before mining can commence or for certain projects to move forward, the failure to maintain surety bonds, letters of credit or other guarantees or security arrangements would materially and adversely affect NACCO's ability to mine. That failure could result from a variety of factors, including lack of availability, higher expense or unfavorable market terms, the exercise by third-party surety bond issuers of their right to refuse to renew the surety and restrictions on availability of collateral for current and future third-party surety bond issuers under the terms of the Company's financing arrangements. In addition, as a result of increasing credit pressures on the coal industry, it is possible that surety bond providers could demand other forms of collateral as a condition to providing or maintaining surety bonds. Any such demands, could have a material adverse impact on the Company’s liquidity and financial position. If the Company is unable to meet collateral requirements and cannot otherwise obtain or retain required surety bonds, it may be unable to satisfy legal requirements necessary to conduct mining operations. Difficulty in acquiring surety bonds, or additional collateral requirements, would increase the Company’s costs and likely require greater use of alternative sources of funding for this purpose, which would reduce the Company’s liquidity.

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

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 1C. CYBERSECURITY

The Company maintains a cybersecurity program that is aligned with its business and has established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, which have been integrated into its overall risk management processes and governance structure.

The Company has implemented and invested in, and will continue to implement and invest in, controls, technologies, and resources (both internal and external) that are designed to identify, protect against, detect, respond to and mitigate cybersecurity risks, in alignment with frameworks established by the National Institute of Standards and Technology. These include, but are not limited to, internal reporting mechanisms, monitoring and detection tools, threat intelligence, and general and role-based training. The Company also maintains third party management processes to identify and manage the cybersecurity risks associated with third party service providers. The Company periodically evaluates its cybersecurity program internally and by engaging with consultants to conduct reviews and assessments of the program. Such reviews and assessments may include penetration testing, maturity assessments as well as table-top and other exercises with subsequent remediation of key findings. Additionally, the Company has a Cybersecurity Task Force in place that is comprised of individuals across various departments within the organization including information systems, legal, finance, human resources and internal audit which meets regularly to further advance the Company’s cybersecurity strategy.

The Board of Directors (the “Board”) oversees NACCO's risk management. The full Board regularly reviews information provided by management to oversee risk identification, risk management and risk mitigation strategies. The Audit Review Committee assists the Board with cybersecurity risk oversight. The Audit Review Committee is responsible for regularly reviewing and discussing with management risk exposure relating to cybersecurity, which includes reviewing the state of the Company's cybersecurity program and emerging cybersecurity developments and threats, as well as the steps management has taken to monitor and mitigate such exposure. In 2023, the Board and the Audit Review Committee received periodic updates throughout the year on cybersecurity matters and these updates are part of their standing agendas.

The Company’s Chief Information Security Officer ("CISO") leads the Company’s cybersecurity program and is responsible for the management of its cybersecurity risks. The CISO has extensive cybersecurity knowledge and skills gained from over 30 years of technical and business experience, including as General Manager & President of MLMC, Vice President of Mississippi Operations and Vice President of Innovation & Technology. The CISO holds a bachelor’s degree in engineering, an executive MBA, and certifications in cybersecurity from Harvard. Additionally, the CISO is currently enrolled in an Executive course through Northwestern’s Kellogg School of Management focused on artificial intelligence (“AI”). The CISO reports directly to the President and Chief Executive Officer. The CISO manages a team of internal and external resources that have expertise and experience in cybersecurity. The CISO is informed of cybersecurity incidents by the cybersecurity team, which is generally responsible for monitoring the prevention, detection, mitigation, and remediation of cybersecurity incidents. The Company has an established process governing its assessment, response and internal and external notifications upon the occurrence of a cybersecurity incident, including evaluation of the potential impacts of cybersecurity incidents to determine materiality. Depending on the nature and severity of an incident, this process provides for escalation procedures upon discovery of material cybersecurity risks, including notification to the Company’s executive management and/or Board.

As of the date of this filing, the Company’s business strategy, results of operations, and financial condition have not been materially impacted as a result of any previously identified cybersecurity incidents; however, we cannot provide assurance that they will not be materially impacted in the future by such risks or any future material incidents. For additional information regarding the Company’s cybersecurity risks, please refer to "Item 1A - “Risk Factors” on page 19.

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

Locations of the properties subject to SEC Section 1300 reporting are shown in Figure 1.1 Surface Coal Mines Operational During 2023 Subject to SEC Section 1300 Reporting.

The Coteau Properties Company
The Falkirk Mining Company
Coyote Creek Mining Company
Mississippi Lignite Mining Company

Figure 1.1 Surface Coal Mines Operational During 2023 Subject to SEC Section 1300 Reporting

A summary of coal production at the Mines subject to SEC Section 1300 Reporting for the past three years has been tabulated and is presented on Table 1.1 Production Summary.

	Tons (in millions)
	2021	2022	2023
The Coteau Properties Company	12.5	13.4	11.4
The Falkirk Mining Company	7.9	7.6	6.6
Coyote Creek Mining Company	2.0	1.8	2.2
Mississippi Lignite Mining Company	3.0	3.2	2.7
Totals	25.4	26.0	22.9

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

A summary of coal production at MLMC for the past three years has been tabulated and is presented on Table 2.1 Production Summary.

	Tons (in millions)
	2021	2022	2023
Mississippi Lignite Mining Company	3.0	3.2	2.7
Table 2.1 Production Summary

The Red Hills Mine generally produces between 2 million and 3 million tons of lignite coal annually. The Red Hills Mine started delivering coal in 2000. All production from the mine is delivered to its customer's Red Hills Power Plant. On December 18, 2023, MLMC received a force majeure event notice from its customer related to an issue that began on December 15, 2023 and impacted one of two boilers at the Red Hills Power Plant. The notice did not provide a timeline for resolution of the issue. As of March 6, 2024, the impacted boiler is still not operational. The prolonged mechanical issue is expected to result in a reduction in customer demand and will have a significant impact on the Company's results of operations during 2024.

The Red Hills Mine, operated by MLMC, is located approximately 120 miles northeast of Jackson, Mississippi (Figure 2.1). The entrance to the mine is by means of a paved road located approximately one mile west of Highway 9. MLMC owns in fee approximately 8,026 acres of surface interest and 5,015 acres of coal interests. MLMC holds leases granting the right to mine approximately 5,490 acres of coal interests and the right to utilize approximately 4,956 acres of surface interests. MLMC holds subleases under which it has the right to mine approximately 1,663 acres of coal interest. The majority of the leases held by MLMC were originally acquired during the mid-1970s to the early 1980s with terms extending 50 years, many of which can be further extended by the continuation of mining operations. The lignite deposits of the Gulf Coast are found primarily in a narrow band of strata that outcrops/subcrops along the margin of the Mississippi Embayment. The potentially exploitable tertiary lignites in Mississippi are found in the Wilcox Group. The outcropping Wilcox is composed predominately of non-marine sediments deposited on a broad flat plain.

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

The Red Hills Mine is in close proximity to river ports of the Tennessee-Tombigbee Waterway and the Mississippi River. The Lowndes County Port is approximately 60 miles east of the mine. The Port of Greenville is approximately 135 miles west of the mine, and the Port of Vicksburg, approximately 150 miles southwest of the mine. All ports are connected by major state and federal highways.

In addition to transportation via roadways, air and waterways, the Kansas City Southern (KCS) railroad has a depot located approximately 5 miles south of the mine in Ackerman, and is accessible by Highway 9 and Highway 15. MLMC currently has all permits in place for the Red Hills Mine to operate and adhere to a mine plan projected through April 1, 2032. No mineral processing occurs at the Red Hills Mine.

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

The total cost of the property and equipment, net of applicable accumulated amortization, depreciation and impairment as of December 31, 2023 is $52.8 million.

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
10
Miles
MS-15
Data is projected in: State Plane, Mississippi East, North American Datum 1983, US Foot
Grid is shown in Latitude and Longitude
Copyright:(c) 2014 Esri
89°20'W
89°10'W
89°0'W

Mineral Resources and Reserves have been summarized from the December 31, 2022 TRS for MLMC and have been modified from mining depletion. The Mineral Resources and Mineral Reserves as of December 31, 2023 are included as Table 2.2 and Table 2.3. Coal qualities are reported on an as-received moisture basis. Based on the December 31, 2022 TRS, prices in Table 2.2 are based on economic cut-off grades of $29.66 per ton at MLMC and prices in Table 2.3 are based on economic cut-off grades of $36.06 per ton at MLMC.

Material assumptions and criteria used in the determination of Mineral Resource and Mineral Reserves reported herein are provided within the filed TRS for the Mississippi Lignite Mining Company – Red Hills Mine dated December 31, 2022.

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

The Mineral Resources as of December 31, 2023 presented in Table 2.2 below have been estimated by applying a series of geologic and physical limits as well as high-level mining and economic constraints. The mining and economic constraints were limited to a level sufficient to support reasonable prospect for future economic extraction of the estimated Mineral Resources. The categorized Mineral Resources reported herein are exclusive of Mineral Reserves.

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
–Mineral Resources are in-situ and exclusive of 22.5 million tons (Mt) of Mineral Reserves.
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

Table 2.2 Mineral Resources Summary as of December 31, 2023

The Mineral Reserves as of December 31, 2023 presented in Table 2.3 below were determined to be the economically mineable portion of the measured and indicated Mineral Resources after the consideration of modifying factors related to the mining process. Inferred Mineral Resources were not considered for Mineral Reserves.

Lignite Coal	Reserve Classification	Tonnage (Kt)	Grades/Qualities
			Calorific Value (Btu/lb)	Moisture (%wt)	Ash (%wt)	Sulfur (%wt)
Mississippi Lignite Mining Company	Proven	15,100	5,102	43.4	14.8	0.6
Mississippi Lignite Mining Company	Probable	7,400	5,120	42.5	15.2	0.7
Mississippi Lignite Mining Company	Total	22,500	5,107	43.1	14.9	0.6

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

Table 2.3 Mineral Reserves Summary as of December 31, 2023

Table 2.4 describes the difference between the Mineral Reserves and Mineral Resources reported as of December 31, 2022 and December 31, 2023.

Resource Classification	December 31, 2022 Tonnage (Kt)	December 31, 2023 Tonnage (Kt)	Percent Change
Measured	4,300	4,300	—%
Indicated	500	500	—%
Measured + Indicated	4,800	4,800	—%
Inferred	1,600	1,600	—%

Reserve Classification	December 31, 2022 Tonnage (Kt)	December 31, 2023 Tonnage (Kt)	Percent Change
Proven	18,000	15,100	(16)%
Probable	7,400	7,400	—%
Proven + Probable	25,400	22,500	(11)%

Table 2.4. Net difference of reported Mineral Resources and Mineral Reserves from previous reporting period to current reporting period.

The Mineral Resources and Mineral Reserves as of December 31, 2023 reflect modifications from mining extraction of Mineral Reserves. No updates to Mineral Resources were made for 2023. Mineral Reserves have been exhausted in Mine Area 1 and mining extraction is occurring in Mine Area 3. Additionally, MLMC delivered 2.9 million tons during 2023.

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

Coteau

The Freedom Mine, operated by Coteau, generally produces between 12.5 million and 13.5 million tons of lignite coal annually. The mine started delivering coal in 1983. All production from the mine is delivered to Dakota Coal Company, a wholly owned subsidiary of Basin Electric. Dakota Coal Company then sells the coal to the Synfuels Plant, Antelope Valley Station and Leland Olds Station, all of which are operated by affiliates of Basin Electric. The Synfuels Plant is a coal gasification plant that manufactures synthetic natural gas and produces fertilizers, solvents, phenol, carbon dioxide, and other chemical products for sale. Although the term of the existing lignite sales agreement terminates in 2027, the term may be extended for two additional periods of five years, or until 2037, at the option of Coteau.

The Freedom Mine is located approximately 90 miles northwest of Bismarck, North Dakota (Figure 2.2). The main entrance to the Freedom Mine is accessed by means of a paved road and is located on County Road 15. Coteau holds 368 leases granting the right to extract approximately 33,676 acres of coal interests and the right to utilize approximately 23,451 acres of surface interests. In addition, Coteau owns in fee 33,888 acres of surface interests and 4,107 acres of coal interests. Substantially all of the leases held by Coteau were acquired in the early 1970s and have been replaced with new leases or have lease terms for a period sufficient to meet Coteau’s contractual production requirements.

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

Travel to the Freedom Mine by rail is possible using the Amtrak Network, which runs through northern North Dakota mostly along the US Highway 2 corridor, and passes through the larger cities of Williston, Minot, Grand Forks, and Fargo, and smaller cities of Stanley, Rugby, and Devils Lake. From these locations, the mine can be accessed via ground transportation on Interstate 29 or Interstate 94 and various highways. The main highways are US Highway 2, US Highway 83, US Highway 85, US Highway 200, and US Highway 281.

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

Coteau utilizes standard surface mining techniques to extract coal from the proposed permit area. Mining operations will typically occur in a sequence of seven events: suitable plant growth material removal, overburden removal, coal removal, overburden replacement, final grading, suitable plant growth material replacement, and revegetation.

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

The total cost of the property, plant and equipment, net of applicable accumulated amortization, depreciation and impairment as of December 31, 2023 is $116.2 million.

The Freedom Mine currently has no significant encumbrances to the property. No NOVs have been issued at the Freedom Mine in the past three years. Coteau currently has all permits in place for the Freedom Mine to operate through 2031. Permit expansions required to extend the life of the mine through 2045 will be acquired as needed. No mineral processing occurs at the Freedom Mine.

Falkirk Mine

The Falkirk Mine generally produces between 7 million and 8 million tons of lignite coal annually. The mine started delivering coal in 1978 primarily for the Coal Creek Station, an electric power generating station. Coal Creek Station was owned by GRE until May 1, 2022 when it was purchased by Rainbow Energy. The initial production period is expected to run through May 1, 2032, but the coal sales agreement may be extended or terminated early under certain circumstances. In 2014, Falkirk began delivering coal to Spiritwood Station, another electric power generating station owned by GRE.

The Falkirk Mine, operated by Falkirk, is located approximately 50 miles north of Bismarck, North Dakota on a paved access road off U.S. Highway 83 (Figure 2.3). Falkirk holds 338 leases granting the right to extract approximately 43,648 acres of coal interests and the right to utilize approximately 23,844 acres of surface interests. In addition, Falkirk owns in fee 40,826 acres of surface interests and 1,788 acres of coal interests. Substantially all of the leases held by Falkirk were acquired in the early 1970s with initial terms that have been further extended by the continuation of mining operations.

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

The total cost of the property, plant and equipment, net of applicable accumulated amortization, depreciation and impairment as of December 31, 2023 is $58.4 million.

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
ND-200
0 1 2 4 6 8
Miles
Data is projected in: State Plane, North Dakota North, North American Datum 1927, US Foot
Grid is shown in Latitude and Longitude
Copyright:(c) 2014 Esri

Coyote Creek

The Coyote Creek Mine generally produces between 1.5 million and 2.0 million tons of lignite annually. The mine began delivering coal in 2016 to the Coyote Station owned by Otter Tail Power Company, Northern Municipal Power Agency, Montana-Dakota Utilities Company and Northwestern Corporation. The term of the existing lignite sales agreement terminates in 2040.

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

Travel to the Coyote Creek Mine by rail is possible using the Amtrak Network, which runs through northern North Dakota mostly along the US Highway 2 corridor, and passes through the larger cities of Williston, Minot, Grand Forks, and Fargo, and smaller cities of Stanley, Rugby, and Devils Lake. From these locations, the mine can be accessed via ground transportation on Interstate 29 or Interstate 94 and various highways. The main highways are US Highway 2, US Highway 83, US Highway 85, US Highway 200, and US Highway 281.

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

The total cost of the property, plant and equipment, net of applicable accumulated amortization, depreciation and impairment as of December 31, 2023 is $114.6 million.

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

4.0 Customer-owned Properties

South Hallsville No. 1 Mine — The Sabine Mining Company

The Sabine Mining Company (“Sabine”) operated the Sabine Mine in Texas. All production from Sabine was delivered to Southwestern Electric Power Company's (“SWEPCO”) Henry W. Pirkey Plant (the “Pirkey Plant”). SWEPCO is an American Electric Power (“AEP”) company. As a result of the early retirement of the Pirkey Plant, Sabine ceased deliveries in the first quarter of 2023 and final reclamation began on April 1, 2023. Funding for mine reclamation is the responsibility of SWEPCO, and Sabine receives compensation for providing mine reclamation services. During the third quarter of 2023, Sabine and SWEPCO entered into an agreement under which Sabine will provide mine reclamation services through September 30, 2026. On October 1, 2026, SWEPCO will take over and complete the remaining mine reclamation services by acquiring all of the capital stock of Sabine.

5.0 Facilities and Equipment

The facilities and equipment for each of the coal mines are maintained to allow for safe and efficient operation. The equipment is well maintained, in good physical condition and is either updated or replaced periodically with newer models or upgrades available to keep up with modern technology. As equipment wears out, the mines evaluate what replacement option will be the most cost-efficient, including the evaluation of both new and used equipment, and proceed with that replacement. The mining method and total cost of the property, plant and equipment, net of applicable accumulated amortization, depreciation and impairment as of December 31, 2023 is set forth in the chart below:

Location	Mining Method	Total Historical Cost of Mine Property, Plant and Equipment (excluding Coal Land, Real Estate and Construction in Progress), Net of Applicable Accumulated Amortization, Depreciation and Impairment

Unconsolidated Mining Operations		(in millions)
Freedom Mine — The Coteau Properties Company	Dragline operation with 3 draglines	$116.2
Falkirk Mine — The Falkirk Mining Company	Dragline operation with 4 draglines	$58.4
Coyote Creek Mine — Coyote Creek Mining Company, LLC	Dragline operation with 1 dragline	$114.6
Consolidated Mining Operations
Red Hills Mine — Mississippi Lignite Mining Company	Dragline operation with 1 dragline	$52.8

NAMining Segment - Operations

NAMining provides contract mining services for independently owned mines and quarries, primarily operating and maintaining draglines at limestone quarries and utilizing other mining equipment at sand and gravel quarries. At December 31, 2023, NAMining operated 30 draglines and other equipment at 23 quarries. Of the 30 draglines, 7 are owned by the Company and 23 are owned by customers. At December 31, 2023, NAMining had $75.8 million in property, plant and equipment, net of applicable accumulated amortization, depreciation and impairment.

The mining process at the limestone mines involves excavating limestone from a water-filled quarry utilizing draglines. The excavated limestone is transported and processed by the customer. The following mines were operational during 2023:

Location Name	Aggregate	Location	State	Customer	Year NACCO Started Operations
White Rock — North	Limestone	Miami	FL	WRQ	1995
Krome	Limestone	Miami	FL	Cemex	2003
Alico	Limestone	Ft. Myers	FL	Cemex	2004
FEC	Limestone	Miami	FL	Cemex	2005
SCL	Limestone	Miami	FL	Cemex	2006
Central State Aggregates	Limestone	Zephyrhills	FL	McDonald Group	2016
Mid Coast Aggregates	Limestone	Sumter County	FL	McDonald Group	2016
West Florida Aggregates	Limestone	Hernando County	FL	McDonald Group	2016
St. Catherine	Limestone	Sumter County	FL	Cemex	2016
Center Hill	Limestone	Sumter County	FL	Cemex	2016
Inglis	Limestone	Crystal River	FL	Cemex	2016
Titan Corkscrew	Limestone	Ft. Myers	FL	Titan America	2017
Palm Beach Aggregates	Limestone	Loxahatchee	FL	Palm Beach Aggregates	2017
Perry	Limestone	Lamont	FL	Martin Marietta	2018
SDI Aggregates	Limestone	Florida City	FL	Blue Water Industries	2018
Queenfield	Sand and gravel	King William County	VA	King William Sand and Gravel Company, Inc.	2018
Newberry	Limestone	Alachua County	FL	Argos USA, LLC	2019
Seven Diamonds	Limestone	Pasco County	FL	Seven Diamonds, LLC	2021
Johnson County (a)	Sand and gravel	Johnson County	IN	Martin Marietta	2021
Little River	Sand and gravel	Ashdown	AR	Lehigh Hanson	2021
Rosser	Sand and gravel	Ennis	TX	Lehigh Hanson	2021
Brooksville Cement Plant	Limestone	Brooksville	FL	Cemex	2021
Ash Grove	Limestone	Louisville	NE	Ash Grove	2022
(a) The Johnson County quarry was idled during 2023. NAMining mined de minimis amounts at this location during the 2023 and 2022 periods.
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
Access to the Queenfield Mine is by means of paved road from Dabney's Mill Road (SR 604).
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

	December 31, 2023		December 31, 2022
	Gross	Net	Gross	Net
Oil	1,646	6.6	1,049	3.3
Natural Gas	246	13.5	251	10.1
Total	1,892	20.1	1,300	13.4

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

The following table includes the Company's estimate of acreage for oil and gas mineral interests, NPRIs, and ORRIs:

	December 31, 2023		December 31, 2022
	Gross Acres	Net Royalty Acres	Gross Acres	Net Royalty Acres
Appalachia	34,661	36,199	34,661	36,199
Gulf Coast	27,932	20,105	27,932	20,105
Permian	120,636	4,556	77,278	2,050
Rockies	326	72	326	72
Williston	1,194	2,388	1,194	2,388
Total	184,749	63,320	141,391	60,814

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

The following table includes the Company's estimate of developed and undeveloped acreage based on the gross acres in a basin or region and includes mineral interests, NPRIs, and ORRIs:

	December 31, 2023			December 31, 2022
	Developed Acreage	Undeveloped Acreage	Gross Acreage	Developed Acreage	Undeveloped Acreage	Gross Acreage
Appalachia	32,156	2,505	34,661	32,027	2,634	34,661
Gulf Coast	22,191	5,741	27,932	22,191	5,741	27,932
Permian	117,220	3,416	120,636	73,862	3,416	77,278
Rockies	326	—	326	326	—	326
Williston	—	1,194	1,194	—	1,194	1,194
Total	171,893	12,856	184,749	128,406	12,985	141,391

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

Production and Price History
The following table sets forth the estimated oil and natural gas production data related to the Company’s mineral and royalty interests as well as certain price and cost information for the years ended December 31:

	2023 (4)	2022 (4)
Production data:
Oil (bbl) (1)	98,553	46,571
NGL (bbl) (1)	56,768	61,511
Residue gas (Mcf) (2)	7,601,521	7,329,985
Total BOE (3)	1,422,241	1,329,747
Average realized prices:
Oil (bbl) (1)	$72.19	$94.31
NGL (bbl) (1)	$23.33	$36.81
Residue gas (Mcf) (2)	$2.37	$5.87
Average unit cost
BOE (3)	$3.32	$4.26
(1) Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume.
(2) Mcf. One thousand cubic feet of natural gas at the contractual pressure and temperature bases.
(3) BOE. Barrel of Oil Equivalent, a conversion factor of 6 MCF of gas was used for 1 equivalent bbl of oil.

(4) As an owner of mineral and royalty interests, the Company’s access to information concerning activity and operations of its royalty and mineral interests is limited. As a result, the Company estimated the last two months of 2023 and 2022 production and pricing data using projections based on decline rates of wells and prior expense information.

Evaluation and Review of Reserves

The reserve estimates as of December 31, 2023 were prepared by Haas Petroleum Engineering Services, Inc. ("Haas Engineering"). Haas Engineering has provided reservoir engineering services, consulting and ongoing support for major and independent petroleum companies, public utilities, financial institutions, investors, and government agencies since 1980. Haas Engineering does not own an interest in NACCO or any of the Company's properties, nor is it employed on a contingent basis. A copy of Haas Engineering's estimated proved reserve report as of December 31, 2023 is incorporated by reference herein to Exhibit 99.1 to this Form 10-K.

The properties evaluated for proved reserves are located in Alabama, Louisiana, New Mexico, Ohio, Pennsylvania, Texas and Wyoming and represent all of the Company’s oil and gas reserves. A reserves audit is not the same as a financial audit. Reserve engineering is a subjective process of estimating volumes of economically recoverable oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation. As a result, the estimates of different engineers often vary. In addition, the results of drilling, testing, and production may justify revisions of such estimates. Accordingly, reserve estimates often differ from the quantities of oil and natural gas that are ultimately recovered. Estimates of economically recoverable oil and natural gas and of future net revenues are based on several variables and assumptions, all of which may vary from actual results, including geologic interpretation, prices, and future production rates and costs.

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

	Net reserves as of December 31, 2023			Net reserves as of December 31, 2022
	Oil (bbl) (1)	NGL (bbl) (1)	Residue gas (Mcf) (2)	Oil (bbl) (1)	NGL (bbl) (1)	Residue gas (Mcf) (2)
Proved developed	656,370	380,650	23,596,110	305,710	408,280	25,907,890
Proved undeveloped	9,020	3,720	26,420	32,570	11,030	1,784,670
Total	665,390	384,370	23,622,530	338,280	419,310	27,692,560
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

Estimated Proved Reserves

The following table summarizes changes in proved reserves during the year ended December 31, 2023:

	Estimated Proved Reserves
	Oil (bbl) (1)	NGL (bbl) (1)	Residue gas (Mcf) (2)
December 31, 2022	338,280	419,310	27,692,560
Purchases	259,178	43,934	609,184
Extensions and discoveries	170,330	77,527	2,340,715
Revisions of previous estimates (3)	37,483	(73,375)	1,027,779
Production	(98,553)	(56,768)	(7,601,521)
Other	(41,328)	(26,258)	(446,187)
December 31, 2023	665,390	384,370	23,622,530

Estimated Proved Undeveloped Reserves ("PUDs")

The following table summarizes changes in PUDs during the year ended December 31, 2023:

	Estimated Proved Undeveloped Reserves
	Oil (bbl) (1)	NGL (bbl) (1)	Residue gas (Mcf) (2)
December 31, 2022	32,570	11,030	1,784,670
Purchases	2,300	950	8,237
Extensions and discoveries	5,786	2,021	14,814
Conversions	(29,757)	(9,172)	(1,770,232)
Revisions of previous estimates (3)	(1,879)	(1,109)	(11,069)
December 31, 2023	9,020	3,720	26,420
(1) Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume.
(2) Mcf. One thousand cubic feet of natural gas at the contractual pressure and temperature bases.
(3) Revisions of previous estimates include technical revisions due to changes in commodity prices, historical and projected performance and other factors.

As an owner of mineral and royalty interests, the Company generally does not have evidence or approval of operators’ development plans. As a result, proved undeveloped reserve estimates are limited to those relatively few locations for which drilling permits have been publicly filed. As of December 31, 2023, PUD reserves consists of 45 wells in various stages of drilling or completions. As of December 31, 2023, less than 1% of the Company's total proved reserves were classified as PUDs.

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
At December 31, 2023, there were 660 Class A common stockholders of record and 113 Class B common stockholders of record.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities (1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (1)
October 1 to 31, 2023	13,398	$34.33	13,398	$18,716,958
November 1 to 30, 2023	15,090	$34.46	15,090	$18,196,957
December 1 to 31, 2023	37,717	$34.47	37,717	$16,896,852
Total	66,205	$34.44	66,205	$16,896,852

(1)    On November 7, 2023, the Company's Board of Directors approved a stock purchase program providing for the purchase of up to $20.0 million of the Company’s outstanding Class A common stock through December 31, 2025. See Note 12 to the Consolidated Financial Statements in this Form 10-K for a discussion of the Company's stock repurchase programs.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations include NACCO Industries, Inc.® (“NACCO” or the “Company”). NACCO brings natural resources to life by delivering aggregates, minerals, reliable fuels and environmental solutions through its robust portfolio of NACCO Natural Resources® businesses. The Company operates under three business segments: Coal Mining, North American Mining® ("NAMining") and Minerals Management. The Coal Mining segment operates surface coal mines for power generation companies. The NAMining segment is a trusted mining partner for producers of aggregates, activated carbon, lithium and other industrial minerals. The Minerals Management segment, which includes the Catapult Mineral Partners (“Catapult”) business, acquires and promotes the development of mineral interests. Mitigation Resources of North America® (“Mitigation Resources”) provides stream and wetland mitigation solutions.

The Company has items not directly attributable to a reportable segment that are not included in the reported financial results of the operating segment. These items primarily include administrative costs related to public company reporting requirements, including management and board compensation, and the financial results of Bellaire Corporation ("Bellaire"), Mitigation Resources and other developing businesses. Bellaire manages the Company’s long-term liabilities related to former Eastern U.S. underground mining activities.

All financial statement line items below operating loss/profit (other income, including interest expense and interest income, the benefit/provision for income taxes and net loss/income) are presented and discussed within this Form 10-K on a consolidated basis.

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
Identifying and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including assumptions about future power plant dispatch levels, changes in future sales price, operating costs and other factors that impact anticipated revenue and customer demand, requires significant judgment. A reduction in customer demand at MLMC, including reductions related to reduced mechanical availability of the customer’s power plant, could adversely affect the Company's operating results. The costs of mining operations are not reimbursed by MLMC's customer. As such, increased costs at MLMC could materially reduce the Company's profitability. The Company determined that indicators of impairment existed at MLMC during the fourth quarter of 2023 and, as a result, MLMC's long-lived assets were reviewed for impairment. The Company assessed the recoverability of the MLMC asset group and determined that the assets were not fully recoverable when compared to the remaining future undiscounted cash flows from these assets. As a result, the Company estimated the fair value of the asset group which resulted in a non-cash, long-lived asset impairment charge of $65.9 million in 2023.
See Note 9 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company's impairment analysis.

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

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
CONSOLIDATED FINANCIAL SUMMARY

The results of operations for NACCO were as follows for the years ended December 31:

	2023	2022
Revenues:
Coal Mining	$85,415	$95,204
NAMining	90,532	85,664
Minerals Management	32,985	60,242
Unallocated Items	8,459	2,952
Eliminations	(2,597)	(2,343)
Total revenue	$214,794	$241,719
Operating (loss) profit:
Coal Mining	$(71,342)	$38,309
NAMining	3,348	2,202
Minerals Management	19,418	52,214
Unallocated Items	(21,461)	(23,233)
Eliminations	(100)	494
Total operating profit	$(70,137)	$69,986
Interest expense	2,460	2,034
Interest income	(6,081)	(1,449)
Closed mine obligations	3,585	1,179
(Gain) loss on equity securities	(1,958)	283
Other contract termination settlements	—	(16,882)
Other, net	(3,985)	(2,902)
Other income, net	(5,979)	(17,737)
(Loss) income before income tax (benefit) provision	(64,158)	87,723
Income tax (benefit) provision	(24,571)	13,565
Net (loss) income	$(39,587)	$74,158

Effective income tax rate	38.3%	15.5%

The components of the change in revenues and operating profit are discussed below in "Segment Results."

Other income, net
During 2023, the Board of Directors of the Company approved the termination of the Combined Defined Benefit Plan for NACCO and its subsidiaries (the “Combined Plan”) and Combined Plan participants were offered lump-sum distributions as part of the termination process. As a result of the lump-sum distributions, the Company recognized a non-cash, pension settlement charge of $1.8 million on the line "Other, net" within the accompanying Consolidated Statements of Operations. The $1.8 million charge represents a pro rata portion of the unrecognized net loss recorded in Accumulated other comprehensive loss. See Note 14 to the Consolidated Financial Statements in this Form 10-K for further information on the Combined Plan.

During 2022, GRE transferred ownership of an office building with an estimated fair value of $4.1 million and conveyed membership units in Midwest AgEnergy Group, LLC (“MAG”), a North Dakota-based ethanol business, with an estimated fair value of $12.8 million, as agreed to under the termination and release of claims agreement between Falkirk and GRE. As a result, the Company recognized $16.9 million on the "Other contract termination settlements" line within the accompanying Consolidated Statements of Operations.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
Prior to receiving the membership units from GRE, the Company held a $5.0 million investment in MAG. Subsequent to the receipt of the additional membership units, the Company began to account for the investment under the equity method of accounting. During the third quarter of 2022, the Company recorded $2.2 million, which represented its share of MAG's earnings on the "Other, net" line within the accompanying Consolidated Statements of Operations.

On December 1, 2022, HLCP Ethanol Holdco, LLC (“HLCP”) completed its acquisition of MAG. Upon closing of the transaction, NACCO transferred its ownership interest in MAG to HLCP and received a cash payment of $18.6 million and recognized a $1.3 million loss during the fourth quarter of 2022 on the line "Other, net" within the accompanying Consolidated Statements of Operations.

The Company received additional cash payments totaling $3.6 million during 2023 in connection with MAG's post-closing purchase price adjustment and the release of amounts held in escrow. The Company recognized the $3.6 million gain on the line "Other, net" within the accompanying Consolidated Statements of Operations.

Interest income increased $4.6 million primarily due to higher interest rates and a higher average invested cash balance during 2023 compared with 2022.

(Gain) loss on equity securities represents changes in the market price of invested assets reported at fair value. The change during 2023 compared with 2022 was due to fluctuations in the market prices of the exchange-traded equity securities. See Note 9 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company's invested assets reported at fair value.

Income Taxes
Income tax benefit of $24.6 million for the year ended December 31, 2023 includes $4.0 million of discrete tax benefits, primarily the reversal of uncertain tax positions and the impact of U.S. federal provision to return adjustments. Excluding the $4.0 million of discrete tax benefits, the effective income tax rate in 2023 was 32.0%.

Income tax expense of $13.6 million for the year ended December 31, 2022 included $1.5 million of discrete tax benefits, primarily from the reversal of uncertain tax positions as a result of the conclusion of the IRS examination of the Company’s 2013, 2014, 2015 and 2016 federal income tax returns. Excluding the $1.5 million of discrete tax benefits, the effective income tax rate in 2022 was 17.1%.

The change in the effective income tax rate for 2023 compared to 2022, excluding the impact of the long-lived asset impairment charge and discrete items, is primarily due to a decrease in earnings at entities that qualify for percentage depletion. The benefit from percentage depletion is not directly related to the amount of pre-tax income recorded in a period.

See Note 13 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company's income taxes.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
The following tables detail the change in cash flow for the years ended December 31:

	2023	2022	Change
Operating activities:
Net (loss) income	$(39,587)	$74,158	$(113,745)
Depreciation, depletion and amortization	29,387	26,816	2,571
Deferred income taxes	(21,114)	(8,471)	(12,643)
Stock-based compensation	5,157	7,541	(2,384)
Loss (gain) on sale of assets	221	(2,463)	2,684
Inventory impairment charge	7,514	—	7,514
Other contract termination settlements	—	(15,552)	15,552
Long-lived asset impairment charge	65,887	3,939	61,948
Other	1,473	(345)	1,818
Working capital changes	5,552	(17,888)	23,440
Net cash provided by operating activities	54,490	67,735	(13,245)

Investing activities:
Expenditures for property, plant and equipment and acquisition of mineral interests	(82,122)	(54,447)	(27,675)
Proceeds from the sale of assets	561	2,837	(2,276)
Proceeds from the sale of private company equity units	3,574	18,628	(15,054)
Equity method investment	(3,464)	—	(3,464)
Other	(146)	(170)	24
Net cash used for investing activities	(81,597)	(33,152)	(48,445)

Cash flow before financing activities	$(27,107)	$34,583	$(61,690)

The $13.2 million change in net cash provided by operating activities during 2023 compared with 2022 was primarily due to a decrease in cash provided by net income adjusted for non-cash items, partially offset by a favorable change in cash provided by working capital. The Company’s non-cash items primarily include Long-lived asset impairment charge, Other contract termination settlements, Inventory impairment charge, Deferred income taxes, Depreciation, depletion and amortization, Stock-based compensation, and Loss (gain) on sale of assets.

The favorable change in working capital was mainly the result of a decrease in Trade accounts receivable during 2023 compared with a significant increase during 2022. In addition, a significant reduction in the Federal income tax receivable during 2023 compared with an increase during 2022 also contributed to the favorable change in working capital.

	2023	2022	Change
Financing activities:
Net additions (reductions) to long-term debt and revolving credit agreements	$11,023	$(3,828)	$14,851
Cash dividends paid	(6,452)	(6,012)	(440)
Purchase of treasury shares	(3,103)	—	(3,103)
Net cash provided by (used for) financing activities	$1,468	$(9,840)	$11,308

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
The change in net cash provided by (used for) financing activities was primarily due to debt borrowing during 2023 compared with debt repayments during 2022, partially offset by share repurchases during 2023. On November 7, 2023, the Company's Board of Directors approved a stock purchase program providing for the purchase of up to $20.0 million of the Company’s outstanding Class A common stock through December 31, 2025. See Note 12 to the Consolidated Financial Statements in this Form 10-K for a discussion of the Company's stock repurchase programs.

Financing Activities
Financing arrangements are obtained and maintained at the subsidiary level. The Company has a secured revolving line of credit of up to $150.0 million (the “Facility”) that expires in November 2025. Borrowings outstanding under the Facility were $10.0 million at December 31, 2023. At December 31, 2023, the excess availability under the Facility was $105.1 million, which reflects a reduction for outstanding letters of credit of $34.9 million.

NACCO has not guaranteed any borrowings of its subsidiaries. Dividends (to the extent permitted by the Facility) and management fees paid by NACCO subsidiaries are the primary sources of cash for NACCO and enable the Company to pay dividends to stockholders.

The Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective December 31, 2023, for base rate and Secured Overnight Financing Rate loans were 1.23% and 2.23%, respectively. The Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.34% on the unused commitment at December 31, 2023. During the year ended December 31, 2023, the average borrowing under the Facility was $6.2 million. The weighted-average annual interest rate, including the floating rate margin, was 6.06% and 2.54% at December 31, 2023 and December 31, 2022, respectively.

The Facility contains restrictive covenants, which require, among other things, maintaining a maximum net debt to EBITDA ratio of 2.75 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 1.50 to 1.00, or if greater than 1.50 to 1.00, a Fixed Charge Coverage Ratio of 1.10 to 1.00, in conjunction with maintaining unused availability thresholds of borrowing capacity, as defined in the Facility, of $15.0 million. At December 31, 2023, the Company was in compliance with all financial covenants in the Facility.

The obligations under the Facility are guaranteed by certain direct and indirect, existing and future domestic subsidiaries, and is secured by certain assets and the guarantors, subject to customary exceptions and limitations.

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

Expenditures for property, plant and equipment and mineral interests

Following is a table which summarizes actual and planned expenditures (in millions):

	Planned	Actual	Actual
	2024	2023	2022
NACCO	$69.0	$82.1	$54.4

Planned expenditures for 2024 are expected to be approximately $32 million in the NAMining segment, $20 million in the Minerals Management segment, $13 million in the Coal Mining segment and $4 million in Unallocated Items.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
Expenditures are expected to be funded from internally generated funds and/or bank borrowings.

Capital Structure

NACCO's consolidated capital structure is presented below:

	December 31
	2023	2022	Change
Cash and cash equivalents	$85,109	$110,748	$(25,639)
Other net tangible assets	349,934	329,045	20,889
Intangible assets, net	6,006	28,055	(22,049)
Net assets	441,049	467,848	(26,799)
Total debt	(35,956)	(19,668)	(16,288)
Closed mine obligations	(22,753)	(21,214)	(1,539)
Total equity	$382,340	$426,966	$(44,626)
Debt to total capitalization	9%	4%	5%

The $20.9 million increase in other net tangible assets was primarily due to a favorable change in Deferred income taxes.

During the fourth quarter of 2023, intangible assets, net, decreased by $22.0 million, primarily because the Company recorded a non-cash, long-lived asset impairment charge. See Note 9 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company's impairment analysis.
Contractual Obligations, Contingent Liabilities and Commitments
Pension and postretirement funding can vary significantly each year due to plan amendments, changes in the market value of plan assets, legislation and the Company’s decisions to contribute above the minimum regulatory funding requirements. The Company does not expect to contribute to its pension plan in 2024 and any settlements will be paid out of pension plan assets. NACCO maintains one supplemental retirement plan that pays monthly benefits to participants directly out of corporate funds and expects to pay benefits of approximately $0.4 million per year from 2024 through 2033. Benefit payments beyond that time cannot currently be estimated. NACCO also expects to make payments related to its other postretirement plans of approximately $0.2 million per year from 2024 through 2033. Benefit payments beyond that time cannot currently be estimated.
NACCO has asset retirement obligations. See Note 7 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company's asset retirement obligations.
NACCO has unrecognized tax benefits, including interest and penalties. See Note 13 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company's income taxes.
The Company is a party to certain guarantees related to Coyote Creek. The Company believes that the likelihood of future performance under the guarantees is remote, and no amounts related to these guarantees have been recorded. See Note 16 to the Consolidated Financial Statements in this Form 10-K for further discussion of the Company's guarantees.
The Company utilizes letters of credit to support commitments made in the ordinary course of business. As of December 31, 2023 and 2022, outstanding letters of credit totaled $34.9 million and $33.7 million, respectively.
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

Certain states have enacted, and others are considering enacting, mandatory clean energy standards requiring utilities to meet certain thresholds of renewable energy sources and/or carbon-free energy supply. The current presidential administration has made climate change a focus, including consideration for legislation on clean energy standards and GHG emission, and the Company expects that to continue. The Company believes the move to require utilities to generate a greater portion of energy from renewable energy sources could create imbalances in the existing electric grid if fossil-fuel power plants are retired faster than renewable energy sources are developed resulting in electrical grid disruptions and outages. The Company will continue to monitor the progress of these initiatives and assess the potential impacts they may have on its financial condition, results of operations and disclosures.

SEGMENT RESULTS

COAL MINING SEGMENT

FINANCIAL REVIEW
See “Item 2. Properties" on page 31 in this Form 10-K for discussion of the Company's mineral resources and mineral reserves.
Tons of coal delivered by the Coal Mining segment were as follows for the years ended December 31:

	2023	2022
Unconsolidated mines	20,741	25,236
Consolidated mines	2,931	3,215
Total tons delivered	23,672	28,451

The results of operations for the Coal Mining segment were as follows for the years ended December 31:

	2023	2022
Revenues	$85,415	$95,204
Cost of sales	108,760	89,670
Gross (loss) profit	(23,345)	5,534
Earnings of unconsolidated operations(a)	44,633	52,535
Contract termination settlement	—	14,000
Selling, general and administrative expenses and asset impairment charges	89,971	30,049
Amortization of intangible assets	2,998	3,719
Gain on sale of assets	(339)	(8)
Operating (loss) profit	$(71,342)	$38,309
(a) See Note 16 to the Consolidated Financial Statements in this Form 10-K for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.
2023 Compared with 2022

Revenues decreased 10.3% in 2023 compared with 2022 primarily due to a reduction in customer requirements at MLMC.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
The following table identifies the components of change in operating profit for 2023 compared with 2022:

Operating (Loss) Profit
2022	$38,309
Increase (decrease) from:
Long-lived asset impairment charge	(60,832)
Gross profit, excluding inventory impairment charges	(21,365)
Contract termination settlement in 2022	(14,000)
Earnings of unconsolidated operations	(7,902)
Inventory impairment charges	(7,514)
Selling, general and administrative expenses	910
Amortization of intangibles	721
Net change on sale of assets	331
2023	$(71,342)

Operating (loss) profit changed unfavorably by $109.7 million in 2023 compared with 2022. The change in operating profit was primarily due to:
•A long-lived asset impairment charge;
•A decrease in gross profit;
•The non-recurrence of $14.0 million recognized in 2022 related to the contract termination settlement with GRE; and
•A decrease in the earnings of unconsolidated operations.

On December 18, 2023, MLMC received a force majeure event notice from its customer related to an issue that began on December 15, 2023 and impacted one of two boilers at the Red Hills Power Plant. The notice did not provide a timeline for resolution of the issue. The Company determined the anticipated reduction in customer demand caused by this issue was an indicator of potential impairment. The Company recorded a non-cash, long-lived asset impairment charge of $65.9 million in 2023. The $65.9 million relates exclusively to MLMC; however, $60.8 million and $5.1 million were recorded on the Coal Mining segment and the Minerals Management segment, respectively, as certain MLMC land assets were recorded within the Minerals Management segment. See Note 9 to the Consolidated Financial Statements in this Form 10-K for further information on the long-lived asset impairment charge.

The decrease in gross profit was primarily due to an increase in the cost per ton delivered at MLMC. The increase in cost per ton delivered at MLMC is due to costs associated with establishing operations in a new mine area and a reduction in the number of tons severed. The reduction in severed tons was due to adverse mining conditions during 2023, as well as operational inefficiencies related to final mining activities at the existing mine area. Fewer tons severed caused a decrease in tons held in inventory since more tons were delivered than produced during 2023. This resulted in an increase in the cost per ton sold and $7.5 million of inventory impairment charges to write down coal inventory to its net realizable value.

The decrease in the earnings of unconsolidated operations was primarily due to a reduction in customer requirements at Coteau and Falkirk. A reduction in the per ton management fee at Falkirk, effective May 2022 through May 2024, to support the transition of the Coal Creek Station Power Plant to Rainbow Energy also contributed to the 2023 decrease in earnings.

NORTH AMERICAN MINING ("NAMining") SEGMENT

FINANCIAL REVIEW
Aggregate tons delivered by the NAMining segment were as follows for the years ended December 31:

	2023	2022
Total tons delivered	56,655	54,223

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
The results of operations for the NAMining segment were as follows for the years ended December 31:

	2023	2022
Total revenues	$90,532	$85,664
Reimbursable costs	56,611	52,935
Revenues excluding reimbursable costs	$33,921	$32,729

Revenues	$90,532	$85,664
Cost of sales	83,719	79,842
Gross profit	6,813	5,822
Earnings of unconsolidated operations(a)	5,361	4,715
Selling, general and administrative expenses	8,308	8,260
Loss on sale of assets	518	75
Operating profit	$3,348	$2,202
(a) See Note 16 to the Consolidated Financial Statements in this Form 10-K for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.
2023 Compared with 2022

Total revenues increased 5.7% in 2023 compared with 2022 primarily due to:
•An increase in reimbursable costs at Sawtooth, which have an offsetting amount in cost of sales and have no impact on operating profit;
•An increase in customer requirements and tons delivered at the consolidated quarries; and
•Higher dragline part sales.

These improvements were partially offset by a reduction in mine reclamation revenue at Caddo Creek.

The following table identifies the components of change in operating profit for 2023 compared with 2022.

Operating Profit
2022	$2,202
Increase (decrease) from:
Voluntary retirement program charge	769
Earnings of unconsolidated operations	646
Gross profit	459
Net change on sale of assets	(443)
Selling, general and administrative expenses	(285)
2023	$3,348

Operating profit increased $1.1 million in 2023 compared with 2022 primarily due to the absence of a voluntary retirement program charge, as well as increases in the earnings of unconsolidated operations and gross profit.

During 2022, the Company implemented a voluntary retirement program for employees who met certain age and service requirements to reduce overall headcount. As a result of this program, operating profit in 2022 included a charge of $0.8 million related to one-time termination benefits.

The increases in the earnings of the unconsolidated operations and gross profit were primarily due to higher earnings at the limestone quarries. An increase in dragline part sales and higher earnings at Sawtooth also contributed to the increase in gross profit. These improvements were largely offset by the absence of earnings associated with Caddo Creek reclamation activities.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

MINERALS MANAGEMENT SEGMENT
FINANCIAL REVIEW
The results of operations for the Minerals Management segment were as follows for the years ended December 31:

	2023	2022
Revenues	$32,985	$60,242
Cost of sales	3,969	3,935
Gross profit	29,016	56,307
Selling, general and administrative expenses and asset impairment charges	9,556	6,623
Loss (gain) on sale of assets	42	(2,530)
Operating profit	$19,418	$52,214
During 2023, the oil and natural gas industry experienced a decline in commodity prices compared with 2022. Oil and natural gas prices have been historically volatile and may continue to be volatile in the future. The table below demonstrates such volatility with the average price as reported by the United States Energy Information Administration for the twelve months ended December 31:

	2023	2022
West Texas Intermediate Average Crude Oil Price	$77.64	$94.79
Henry Hub Average Natural Gas Price	$2.54	$6.42

Revenues and operating profit decreased in 2023 compared with 2022 primarily due to substantially lower natural gas and oil prices, as well as lower settlement income. The 2023 and 2022 periods included settlement income of $1.4 million and $2.1 million, respectively. Settlement income relates to the Company’s ownership interest in certain mineral rights.

The Minerals Management segment recorded a non-cash, long-lived asset impairment charge of $5.1 million during 2023 as certain MLMC land assets were recorded within the Minerals Management segment. See Note 9 to the Consolidated Financial Statements in this Form 10-K for further information on the impairment analysis.

The Company regularly performs reviews of potential future development projects and identified certain legacy coal assets where future development is unlikely. The long-lived assets, which included land, prepaid royalties and capitalized leasehold costs, were written off in 2022 and resulted in non-cash asset impairment charges of $3.9 million.

In addition, operating profit in 2023 decreased due to a $2.4 million gain on the sale of land related to legacy operations recognized during 2022.

An increase in selling, general and administrative expenses, mainly due to higher employee-related costs, also contributed to the decrease in operating profit.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
UNALLOCATED ITEMS AND ELIMINATIONS

FINANCIAL REVIEW
Unallocated Items and Eliminations were as follows for the years ended December 31:

	2023	2022
Operating loss	$(21,561)	$(22,739)
2023 Compared with 2022

The operating loss decreased during 2023 compared with 2022 primarily due to higher earnings at Mitigation Resources and lower employee-related costs. These favorable items were partially offset by increased spending on growth initiatives.

NACCO Industries, Inc. Outlook
Coal Mining Outlook
In 2024, the Company expects coal deliveries to increase modestly from 2023 levels. Higher deliveries at Coteau and Falkirk are expected to be partly offset by the unfavorable effects of the force majeure event at MLMC and the power plant retirement that led to the March 31, 2023 cessation of coal deliveries from the Company's Sabine Mine.

Strong operating profit compared with a significant 2023 loss and substantially higher Segment Adjusted EBITDA are expected in 2024. These anticipated increases are primarily the result of an improvement in results at MLMC and higher earnings at Falkirk and Coteau.

MLMC expects to incur a loss in 2024, albeit significantly less than in 2023, as a result of the lower tons expected to be delivered in 2024. While total production costs at MLMC are anticipated to decline substantially from 2023 levels, they are expected to remain above historical levels throughout 2024 until deliveries return to normal and a pit extension in the new mine area is completed. Lower depreciation and amortization expense as a result of the lower depreciable value of MLMC's assets after the impairment is expected to contribute to the improved results. An extended delay in repairs to the Red Hills Power Plant could significantly affect the Company's 2024 outlook.

An increase in 2024 earnings at the unconsolidated coal mining operations is driven primarily by an expectation for increased customer requirements at Coteau and Falkirk, as well as a higher per ton management fee at Falkirk beginning in June 2024 when temporary price concessions end.

Operating profit is expected to be higher in the second half of 2024 compared with the first half due to anticipated improvements at MLMC, increased demand at the unconsolidated coal mining operations and the end of the Falkirk price concessions in June 2024.

Capital expenditures are expected to be approximately $12.5 million in 2024.

The Company's contract structure at each of its coal mining operations eliminates exposure to spot coal market price fluctuations. However, fluctuations in natural gas prices, weather and the availability of renewable power generation, particularly wind, can contribute to changes in power plant dispatch and customer demand for coal. Changes to customer power plant dispatch would affect the Company’s 2024 outlook, as well as outlook over the longer term.

NAMining Outlook
In October 2023, NAMining executed a 15-year contract to mine phosphate at a quarry in central Florida. Production is expected to commence in the first half of 2024 once relocation of a dragline is complete. The business also amended and extended existing limestone contracts with two customers that contain mutually advantageous contract terms and expanded the scope of work with another customer. As a result of the impact of these new and modified contracts, as well as improvements at existing operations, NAMining expects consecutive quarterly growth in operating profit and Segment Adjusted EBITDA in 2024, leading to significantly improved full-year results over 2023.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
Sawtooth has an exclusive agreement to provide mining design, consulting and, once mining commences, will be the exclusive contract miner for the Thacker Pass lithium project in northern Nevada. Thacker Pass is owned by Lithium Americas Corp. (TSX: LAC) (NYSE: LAC). Lithium Americas controls the lithium reserves at Thacker Pass. In March 2023, Lithium Americas commenced construction at Thacker Pass. With construction underway, Sawtooth began acquiring mining equipment totaling $23.3 million in 2023. These capital expenditures will be reimbursed by Lithium Americas over a five-year period, Sawtooth will recognize the associated revenue over the estimated useful life of the asset. In addition, during the construction period, Sawtooth will be reimbursed for all costs of construction and will recognize a contractually agreed upon construction fee. The Company expects to continue to recognize moderate income prior to the commencement of Phase 1 lithium production.

In 2024, capital expenditures are expected to be approximately $32 million, primarily for the acquisition of dragline parts and other equipment to support existing contracts as well as the new and modified contracts previously discussed.

Minerals Management Outlook
The Minerals Management segment derives income primarily from royalty-based leases under which lessees make payments to the Company based on their sale of natural gas, oil, natural gas liquids and coal, extracted primarily by third parties. Changing prices of natural gas and oil could have a significant impact on Minerals Management’s operating profit.

In December 2023, Minerals Management completed an approximately $37 million acquisition of mineral interests within the Midland Basin, the eastern sub-basin of the oil-rich Permian Basin. The acquisition includes 43.4 thousand gross acres and 2.5 thousand net royalty acres. This acquisition offers an attractive investment profile and aligns with the Company's strategy to establish a diversified portfolio of mineral and royalty interests. Management believes this acquisition will be accretive to 2024 earnings and provides opportunities for longer-term growth.

In 2024, operating profit and Segment Adjusted EBITDA are expected to decrease moderately compared with the prior year, excluding the 2023 impairment charge stemming from issues at the power plant served by MLMC. The forecasted reduction in profitability is primarily driven by current market expectations for natural gas and oil prices and modest expectations for development of additional new wells by third-party lessees. Lower operating expenses are expected to partially offset the anticipated profit decline.

The Company's forecast is based on current market assumptions for natural gas and oil market prices, as well as development and production assumptions on currently owned reserves. Commodity prices are inherently volatile. Changes may be abrupt in response to factors such as OPEC and/or government actions, geopolitical developments, economic conditions and regulatory changes, as well as supply and demand dynamics. Any change in natural gas and oil prices from current expectations will result in adjustments to the Company's outlook. The Company is closely monitoring the Russia/Ukraine and Israel/Hamas conflicts and their potential impact on OPEC countries and international oil and gas production and demand. Current merger and acquisition activity within the oil and gas exploration and production industry is also a focus as the Company works to understand its potential impact on development plans by third-party lessees.

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

Mitigation Resources
Mitigation Resources continues to build on the substantial foundation it has established over the past several years. Mitigation Resources currently has nine mitigation banks and four permittee-responsible mitigation projects located in Tennessee, Mississippi, Alabama and Texas. In addition, Mitigation Resources is providing ecological restoration services for abandoned surface mines, as well as pursuing additional environmental restoration projects. It was named a designated provider of

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
abandoned mine land restoration by the State of Texas. Mitigation Resources anticipates expanding its business in 2024, with a focus on generating a modest operating profit by 2025 and achieving sustainable profitability in future years.

Consolidated Outlook
Overall, the Company expects to generate net income in 2024 compared with the substantial 2023 consolidated net loss. Adjusted EBITDA is also expected to increase significantly over 2023. These improvements are primarily due to anticipated increased profitability at the Coal Mining segment from improved results at MLMC, Falkirk and Coteau. Growth at NAMining is also expected to contribute to the higher 2024 results. Additional contracts for NAMining or Mitigation Resources, or the acquisition of additional mineral interests at Minerals Management could be accretive to the current forecast.

Consolidated capital expenditures are expected to total approximately $69 million in 2024. In 2024, cash flow before financing activities is expected to be a moderate use of cash.

Long-Term Growth and Diversification Outlook
Management continues to view the long-term business outlook for NACCO positively. The Company is pursuing growth and diversification by strategically leveraging its core mining and natural resources management skills to build a strong portfolio of affiliated businesses. Management continues to be optimistic about the long-term outlook. In the Minerals Management segment, as well as in the Company's Mitigation Resources business, opportunities for growth remain strong. Acquisitions of additional mineral interests, an improvement in the outlook for the Company's largest Coal Mining segment customers, and securing contracts for Mitigation Resources and new NAMining projects should be accretive to the Company's outlook.

The Minerals Management segment continues to pursue acquisitions of mineral and royalty interests in the United States. Catapult, the Company’s business unit focused on managing and expanding the Company’s portfolio of oil and gas mineral and royalty interests, has developed a strong network to source and secure new acquisitions. The goal is to construct a high-quality diversified portfolio of oil and gas mineral and royalty interests in the United States that delivers near-term cash flow yields and long-term projected growth. The Company believes this business will provide unlevered after-tax returns on invested capital in the mid-teens as this business model matures. This business model has the potential to deliver higher average operating margins over the life of a reserve than traditional oil and gas companies that bear the cost of exploration, production and/or development as these costs are borne entirely by third-party exploration and development companies that lease the minerals.

NAMining is focused on evaluating new business opportunities and driving profitable growth in line with refined strategic objectives. After a pause on business development in early 2023, NAMining has better identified how to enhance operational excellence, where to focus and scale, and how to drive profitable growth. New contracts and contract extensions are central to the business' organic growth strategy, and NAMining intends to be a substantial contributor to operating profit over time.

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

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
The Company continues to look for ways to create additional value by utilizing its core mining competencies which include reclamation and permitting. The Company is working to utilize these skills through development of utility-scale solar projects on reclaimed mining properties. Reclaimed mining properties offer large tracts of land that could be well-suited for solar and other energy-related projects. These projects could be developed by the Company itself or through joint ventures that include partners with expertise in energy development projects. In 2023, NACCO formed ReGen Resources to pursue such projects, including the development of a solar farm on reclaimed land at MLMC.

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

FORWARD-LOOKING STATEMENTS
The statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) changes to or termination of customer or other third-party contracts, or a customer or other third party default under a contract, (2) any customer's premature facility closure or extended project development delay, (3) regulatory actions, including the United States EPA's 2023 proposed rules relating to mercury and greenhouse gas emissions for coal-fired power plants, changes in mining permit requirements or delays in obtaining mining permits that could affect deliveries to customers, (4) a significant reduction in purchases by the Company's customers, including as a result of changes in coal consumption patterns of U.S. electric power generators, or changes in the power industry that would affect demand for the Company's coal and other mineral reserves, (5) changes in the prices of hydrocarbons, particularly diesel fuel, natural gas, natural gas liquids and oil, (6) failure or delays by the Company's lessees in achieving expected production of natural gas and other hydrocarbons; the availability and cost of transportation and processing services in the areas where the Company's oil and gas reserves are located; federal and state legislative and regulatory initiatives relating to hydraulic fracturing and U.S. export of natural gas; and the ability of lessees to obtain capital or financing needed for well-development operations and leasing and development of oil and gas reserves on federal lands, (7) failure to obtain adequate insurance coverages at reasonable rates, (8) supply chain disruptions, including price increases and shortages of parts and materials, (9) changes in tax laws or regulatory requirements, including the elimination of, or reduction in, the percentage depletion tax deduction, changes in mining or power plant emission regulations and health, safety or environmental legislation, (10) the ability of the Company to access credit in the current economic environment, or obtain financing at reasonable rates, or at all, and to maintain surety bonds for mine reclamation as a result of current market sentiment for fossil fuels, (11) impairment charges, (12) changes in costs related to geological and geotechnical conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (13) weather conditions, extended power plant outages, liquidity events or other events that would change the level of customers' coal or aggregates requirements, (14) weather or equipment problems that could affect deliveries to customers, (15) changes in the costs to reclaim mining areas, (16) costs to pursue and develop new mining, mitigation, oil and gas and solar development opportunities and other value-added service opportunities, (17) delays or reductions in coal or aggregates deliveries, (18) the ability to successfully evaluate investments and achieve intended financial results in new business and growth initiatives, (19) disruptions from natural or human causes, including severe weather, accidents, fires, earthquakes and terrorist acts, any of which could result in suspension of operations or harm to people or the environment, and (20) the ability to attract, retain, and replace workforce and administrative employees.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure for the two-year period ended December 31, 2023 that require disclosure pursuant to this Item 9.

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
Management's report on internal control over financial reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation under the framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2023. The Company's effectiveness of internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 15 of this Form 10-K and incorporated herein by reference.
Changes in internal control: There have been no changes in the Company's internal control over financial reporting, that occurred during the fourth quarter of 2023, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. OTHER INFORMATION
None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to Directors of the Company will be set forth in the 2024 Proxy Statement under the subheadings “Part III — Proposals To Be Voted On At The 2024 Annual Meeting — Proposal 1 — Election of Directors,” which information is incorporated herein by reference.
Information with respect to the audit review committee and the audit review committee financial expert will be set forth in the 2024 Proxy Statement under the subheading “Part I — Corporate Governance Information — Directors' Meetings and Committees,” which information is incorporated herein by reference.
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Company's Directors, executive officers and holders of more than ten percent of the Company's equity securities will be set forth in the 2024 Proxy Statement under the subheading “Part IV — Other Important Information,” which information is incorporated herein by reference.
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

Item 11. EXECUTIVE COMPENSATION
Information with respect to executive compensation will be set forth in the 2024 Proxy Statement under the headings “Part II — Executive Compensation Information” and “Part III — Proposals To Be Voted On At The 2024 Annual Meeting — Proposal 1 — Election of Directors,” which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2024 Proxy Statement under the subheading “Part IV — Other Important Information — Beneficial Ownership of Class A Common and Class B Common,” which information is incorporated herein by reference.
Information with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance will be set forth in the 2024 Proxy Statement under the subheading “Part IV — Other Important Information — Equity Compensation Plan Information," which information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to certain relationships and related transactions will be set forth in the 2024 Proxy Statement under the subheadings “Part I — Corporate Governance Information — Review and Approval of Related-Person Transactions,” which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services will be set forth in the 2024 Proxy Statement under the heading “Part III — Proposals To Be Voted On At The 2024 Annual Meeting — Proposal 4 — Ratification of the Appointment of Company's Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) and (2) The response to Item 15(a)(1) and (2) is set forth beginning at page F-1 of this Form 10-K.
(b) Financial Statement Schedules — The response to Item 15(c) is set forth beginning at page F-43 of this Form 10-K.
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

4.3
Amendment to Amended and Restated Stockholders' Agreement, dated as of February 14, 2019, among NACCO Industries, Inc., the other signatories thereto and NACCO Industries, Inc., as depository, is incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, Commission File Number 1-9172.

4.4
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

4.5
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

4.6
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

4.7
Fifth Amendment to Amended and Restated Stockholders' Agreement, dated as of February 9, 2024, by and among the Depository, NACCO Industries, Inc., the new Participating Stockholders identified on the signature pages thereto and the Participating Stockholders under the Amended and Restated Stockholders' Agreement, dated as of September 29, 2017, as amended, is incorporated by reference to Exhibit 99.69 of the Company's General statement of acquisition of beneficial ownership on Form SC 13D, filed on February 12, 2024, Commission File Number 1-9172.

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

10.3*
NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan (Amended and Restated March 1, 2023) is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on May 16, 2023, Commission File Number 1-9172.

10.4*
Amendment No. 1 to NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan (Amended and Restated March 1, 2023), dated as of February 20, 2024, is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed by the Company on February 22, 2024, Commission File Number 1-9172.

10.5*
NACCO Industries, Inc. Non-Employee Directors' Equity Compensation Plan (Amended and Restated May 19, 2021) is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed by the Company on May 19, 2021, Commission File Number 1-9172.

10.6*
Amendment No. 1 to NACCO Industries, Inc. Non-Employee Directors' Equity Compensation Plan (Amended and Restated May 19, 2021), dated as of February 20, 2024, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on February 22, 2024, Commission File Number 1-9172.

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

10.10
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

10.13
Amendment to Consulting Agreement, dated as of December 19, 2023, between NACCO Industries, Inc. and Alfred M. Rankin, Jr., is incorporated by reference to Exhibit 10.1 of NACCO Industries, Inc.'s Current Report on Form 8-K, filed on December 19, 2023, Commission File Number 1-9172.

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

Exhibit Number	Exhibit Description
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

10.24
Lignite Sales Agreement by and between Mississippi Lignite Mining Company and Choctaw Generation Limited Partnership, dated as of April 1, 1998, is incorporated herein by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q/A, filed by the Company on March 20, 2013, Commission File Number 1-9172.+

10.25
First Amendment to Lignite Sales Agreement by and between Mississippi Lignite Mining Company and Choctaw Generation Limited Partnership, dated as of August 30, 2016, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on November 1, 2016, Commission File Number 1-9172.

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

10.3
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

10.32 ***
Coal Sales Agreement, by and between The Falkirk Mining Company and Rainbow Energy Center, LLC, dated June 30, 2021, is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed by the Company on August 4, 2021, Commission File Number 1-9172.

10.33
First Amendment to Coal Sales Agreement, by and between The Falkirk Mining Company and Rainbow Energy Center, LLC, dated March 8, 2022, is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed by the Company on May 4, 2022, Commission File Number 1-9172.

10.34
Second Amendment to Coal Sales Agreement, by and between the Falkirk Mining Company and Rainbow Energy Center, LLC, dated August 5, 2022, is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed by the Company on November 2, 2022, Commission File Number 1-9172.

Exhibit Number	Exhibit Description
10.35 ***
Guaranty by REMC Assets, LP, dated June 17, 2021, is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed by the Company on August 4, 2021, Commission File Number 1-9172.

10.36 ***
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

10.49
Revolving Credit Commitment Increase Agreement, dated as of December 10, 2021 is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on December 13, 2021. Commission File Number 1-9172.

10.50
ESG Amendment to Amended and Restated Credit Agreement, dated as of June 30, 2022, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on July 7, 2022. Commission File Number 1-9172.

Exhibit Number	Exhibit Description
(21**) Subsidiaries. A list of the subsidiaries of the Company is attached hereto as Exhibit 21.
(23) Consents of experts and counsel.

23.1**	Consents of experts and counsel.
23.2**	Consent of Qualified Person.
23.3**	Consent of Qualified Person.
23.4**	Consent of experts and counsel.
(24) Powers of Attorney.

24.1**	A copy of a power of attorney for John S. Dalrymple is attached hereto as Exhibit 24.1.
24.2**	A copy of a power of attorney for John P. Jumper is attached hereto as Exhibit 24.2.
24.3**	A copy of a power of attorney for Dennis W. LaBarre is attached hereto as Exhibit 24.3.
24.4**	A copy of a power of attorney for W. Paul McDonald is attached hereto as Exhibit 24.4.
24.5**	A copy of a power of attorney for Michael S. Miller is attached hereto as Exhibit 24.5.
24.6**	A copy of a power of attorney for Alfred M. Rankin, Jr. is attached hereto as Exhibit 24.6.
24.7**	A copy of a power of attorney for Matthew M. Rankin is attached hereto as Exhibit 24.7.
24.8**	A copy of a power of attorney for Roger F. Rankin is attached hereto as Exhibit 24.8.
24.9**	A copy of a power of attorney for Lori J. Robinson is attached hereto as Exhibit 24.9.
24.10**	A copy of a power of attorney for Valerie Gentile Sachs is attached hereto as Exhibit 24.10.
24.11**	A copy of a power of attorney for Robert S. Shapard is attached hereto as Exhibit 24.11.
24.12**	A copy of a power of attorney for Britton T. Taplin is attached hereto as Exhibit 24.12.

Exhibit Number	Exhibit Description
(31) Rule 13a-14(a)/15d-14(a) Certifications.
31(i)(1) **	Certification of J.C. Butler, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31(i)(1).
31(i)(2) **	Certification of Elizabeth I. Loveman pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31(i)(2).
(32)****	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by J.C. Butler, Jr. and Elizabeth I. Loveman.
(95)**	Mine Safety Disclosure Exhibit is attached hereto as Exhibit 95.
96.1
Technical Report Summary relating to the Mississippi Lignite Mining Company, effective date as of December 31, 2022, is incorporated herein by reference to Exhibit 96.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, Commission File Number I-9172.

(97.1)**	NACCO Industries, Inc. Dodd-Frank Clawback Policy
(99.1**)	Reserve Report of Catapult Mineral Partners.
(99.2**)	Supplemental Figures Attachment.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item15(b) of this Annual Report on Form 10-K.

**	Filed herewith.

***	Certain confidential information contained in this agreement has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

****	Furnished herewith.

+	Portions of Exhibit have been omitted and filed separately with the Securities and Exchange Commission in reliance on Rule 24b-2 and an Order from the Commission granting the Company's request for confidential treatment dated March 27, 2013. Portions for which confidential treatment has been granted have been marked with three asterisks [***] and a footnote indicating "Confidential treatment requested".

++	Portions of Exhibit have been omitted and filed separately with the Securities and Exchange Commission in reliance on Rule 24b-2 and an Order from the Commission granting the Company's request for confidential treatment dated April 2, 2013. Portions for which confidential treatment has been granted have been marked with three asterisks [***] and a footnote indicating "Confidential treatment requested".

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NACCO Industries, Inc.
By:	/s/ Elizabeth I. Loveman
Elizabeth I. Loveman
Senior Vice President and Controller (principal financial and accounting officer)

March 6, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ J.C. Butler, Jr.	President and Chief Executive Officer (principal executive officer)	March 6, 2024
J.C. Butler, Jr.

/s/ Elizabeth I. Loveman	Senior Vice President and Controller (principal financial and accounting officer)	March 6, 2024
Elizabeth I. Loveman

*John S. Dalrymple	Director	March 6, 2024
John S. Dalrymple

* John P. Jumper	Director	March 6, 2024
John P. Jumper

* Dennis W. LaBarre	Director	March 6, 2024
Dennis W. LaBarre

* W. Paul McDonald	Director	March 6, 2024
W. Paul McDonald

* Michael S. Miller	Director	March 6, 2024
Michael S. Miller

* Alfred M. Rankin, Jr.	Director	March 6, 2024
Alfred M. Rankin, Jr.

* Matthew M. Rankin	Director	March 6, 2024
Matthew M. Rankin

* Roger F. Rankin	Director	March 6, 2024
Roger F. Rankin

*Lori J. Robinson	Director	March 6, 2024
Lori J. Robinson

* Valerie Gentile Sachs	Director	March 6, 2024
Valerie Gentile Sachs

*Robert S. Shapard	Director	March 6, 2024
Robert S. Shapard

* Britton T. Taplin	Director	March 6, 2024
Britton T. Taplin

* Elizabeth I. Loveman, by signing her name hereto, does hereby sign this Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.

/s/ Elizabeth I. Loveman	March 6, 2024
Elizabeth I. Loveman, Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a)(1) AND (2), AND ITEM 15(c)
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULES
YEAR ENDED DECEMBER 31, 2023
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of NACCO Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NACCO Industries, Inc. and Subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the two years in the period ended December 31,2023, and the related notes and financial statement schedule listed in the Index at Item 15(b) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 6, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit review committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Unconsolidated subsidiaries – accounting for variable interest entities

Description of the Matter	As discussed in Note 1 and 16 to the consolidated financial statements, certain of the operating coal mines and entities within the NAMining segment, collectively referred to as the “Unconsolidated Subsidiaries,” are variable interest entities (VIEs) and are accounted for under the equity method. In each case, NACCO is not the primary beneficiary of the VIE as it does not exercise financial control. Although NACCO owns 100% of the equity and manages the daily operations of the Unconsolidated Subsidiaries, the Company has determined that the equity capital provided by NACCO is not sufficient to adequately finance the ongoing activities or absorb any expected losses without additional support from the customers. The customers have a controlling financial interest and have the power to direct activities that most significantly affect the economic performance of the entities. As a result, the Company is not the primary beneficiary and therefore does not consolidate these entities’ financial position or results of operations. The Company regularly evaluates if there are reconsideration events which could change the Company's conclusion as to whether these entities meet the definition of a VIE and the determination of the primary beneficiary.

The income before income taxes associated with these VIEs is reported as Earnings of unconsolidated operations on the Consolidated Statements of Operations, and the Company’s investment is reported on the line Investments in unconsolidated subsidiaries in the Consolidated Balance Sheets.

Evaluating the Company’s judgments in determining whether an entity is a VIE and the primary beneficiary of the VIE at formation and reconsideration events requires a high degree of complex auditor judgment. The Company also monitors for reconsideration events relating to the Unconsolidated Subsidiaries, which necessitates on-going critical judgments over whether any such events have arisen that require a re-evaluation of prior accounting judgments.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated and tested the design and operating effectiveness of the controls surrounding the Company’s application of the variable interest model and the processes to continually assess the implications of significant transactions and events that could trigger a VIE reconsideration event.

For those entities where the Company has determined it is not the primary beneficiary, we evaluated the Company’s accounting for and disclosure of the Unconsolidated Subsidiaries under the equity method in accordance with the generally accepted accounting principles. To test the identification of reconsideration events, we obtained and inspected amendments to the agreements with customers, if any, and evaluated evidence from other parts of the audit to determine if a reconsideration event arose that necessitated a re-evaluation of previous accounting judgments. These procedures included, among others, reading board minutes, inquiring of management about transactions or events that could require a reconsideration of previous consolidation conclusions and obtaining direct confirmation of the total annual support provided in accordance with the contractual arrangements from the customers.

MLMC Long-Lived Asset Impairment

Description of the Matter
As discussed in Notes 2 and 9 of the consolidated financial statements, the Company evaluates if there are indicators of impairment for long-lived assets in accordance with ASC 360, Property, Plant, and Equipment. The Company’s first step is to determine whether indicators of impairment exist in its long-lived assets at the lowest level at which individual cash flows can be identified. If indicators of impairment are identified, the Company evaluates if the projected undiscounted cash flows to be generated by those assets are less than their carrying amounts. When this is the case, the Company compares the estimated fair value to the carrying value of the asset group. If fair value is less than carrying value, an impairment loss is recorded for the difference. The Company determined that indicators of impairment existed at MLMC during the fourth quarter of 2023 and, as a result, MLMC's long-lived assets were reviewed for impairment. The Company assessed the recoverability of the MLMC asset group and determined that the assets were not fully recoverable. The Company estimated the fair value of the asset group. The impairment charge was allocated to the long-lived assets of the asset group on a pro rata basis using the relative carrying amount of those assets. For the year ended December 31, 2023, the Company recorded a long-lived asset impairment of $65.9 million.

Auditing the Company’s MLMC long-lived asset impairment was complex and involved a high degree of subjectivity due to the significant estimation required by management to determine the fair value of the long-lived asset group. The Company measured the fair value of the asset group using observable and unobservable inputs.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process over the determination of the fair values of the MLMC asset group and measurement of the impairment charge. These controls include, among others, management’s review of the selection of the valuation model, the determination and review of the fair value estimates, and management’s testing of the completeness and accuracy of the underlying data utilized to estimate the fair value of the asset group.

Our audit procedures included, among others, procedures to evaluate the selection of the valuation methodology used by management to determine the fair value of the asset group and to corroborate the fair value measurement of the long-lived assets using our specialists. Further, we evaluated the Company’s disclosures related to the impairment of long-lived assets.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.
Cleveland, Ohio
March 6, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of NACCO Industries, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited NACCO Industries, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, NACCO Industries, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated March 6, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Cleveland, Ohio
March 6, 2024

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2023	2022
	(In thousands, except per share data)
Revenues	$214,794	$241,719
Cost of sales	200,203	173,877
Gross profit	14,591	67,842
Earnings of unconsolidated operations	49,994	57,250
Contract termination settlement	—	14,000
Operating expenses
Selling, general and administrative expenses	65,616	63,911
Amortization of intangible assets	2,998	3,719
Loss (gain) on sale of assets	221	(2,463)
Long-lived asset impairment charge	65,887	3,939
	134,722	69,106
Operating (loss) profit	(70,137)	69,986
Other (income) expense
Interest expense	2,460	2,034
Interest income	(6,081)	(1,449)
Closed mine obligations	3,585	1,179
(Gain) loss on equity securities	(1,958)	283
Other contract termination settlements	—	(16,882)
Other, net	(3,985)	(2,902)
	(5,979)	(17,737)
(Loss) income before income tax (benefit) provision	(64,158)	87,723
Income tax (benefit) provision	(24,571)	13,565
Net (loss) income	$(39,587)	$74,158

(Loss) earnings per share:
Basic (loss) earnings per share	$(5.29)	$10.14
Diluted (loss) earnings per share	$(5.29)	$10.06

Basic weighted average shares outstanding	7,478	7,312
Diluted weighted average shares outstanding	7,478	7,373
See notes to the Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31
	2023	2022
	(In thousands)
Net (loss) income	$(39,587)	$74,158
Other comprehensive (loss) income
Current period pension and postretirement plan adjustment, net of $615 and $363 tax benefit in 2023 and 2022, respectively	(2,118)	(1,310)
Pension settlement, net of $417 tax benefit in 2023	1,398	—
Reclassification of pension and postretirement adjustments into earnings, net of $24 and $140 tax benefit in 2023 and 2022, respectively	79	473
Total other comprehensive loss	(641)	(837)
Comprehensive (loss) income	$(40,228)	$73,321
See notes to the Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2023	2022
	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$85,109	$110,748
Trade accounts receivable	37,429	37,940
Accounts receivable from affiliates	7,860	6,638
Inventories	77,000	71,488
Assets held for sale	6,466	285
Federal income tax receivable	845	15,687
Prepaid insurance	1,790	1,999
Other current assets	15,499	15,622
Total current assets	231,998	260,407
Property, plant and equipment, net	223,902	217,952
Intangibles, net	6,006	28,055
Deferred income taxes	15,081	—
Investments in unconsolidated subsidiaries	12,371	14,927
Operating lease right-of-use assets	8,667	6,419
Other non-current assets	41,683	40,312
Total assets	$539,708	$568,072
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$16,702	$11,952
Accounts payable to affiliates	904	1,362
Revolving credit agreements	10,000	—
Current maturities of long-term debt	3,953	3,649
Asset retirement obligations	13,114	1,746
Accrued payroll	17,317	18,105
Deferred revenue	878	833
Other current liabilities	7,118	6,623
Total current liabilities	69,986	44,270
Long-term debt	22,003	16,019
Operating lease liabilities	8,782	7,528
Asset retirement obligations	39,499	44,256
Pension and other postretirement obligations	5,183	5,082
Deferred income taxes	—	6,122
Liability for uncertain tax positions	5,795	9,329
Other long-term liabilities	6,120	8,500
Total liabilities	157,368	141,106
Stockholders’ equity
Common stock:
Class A, par value $1 per share, 5,882,845 shares outstanding (2022 - 5,782,944 shares outstanding)	5,883	5,783
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,565,819 shares outstanding (2022 - 1,566,129 shares outstanding)	1,566	1,566
Capital in excess of par value	28,672	23,706
Retained earnings	355,873	404,924
Accumulated other comprehensive loss	(9,654)	(9,013)
Total stockholders’ equity	382,340	426,966
Total liabilities and equity	$539,708	$568,072
See notes to the Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2023	2022
	(In thousands)
Operating Activities
Net (loss) income	$(39,587)	$74,158

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	29,387	26,816
Amortization of deferred financing fees	505	446
Deferred income taxes	(21,114)	(8,471)
Stock-based compensation	5,157	7,541
Loss (gain) on sale of assets	221	(2,463)
Inventory impairment charge	7,514	—
Other contract termination settlements	—	(15,552)
Long-lived asset impairment charge	65,887	3,939
Other	968	(791)
Working capital changes:
Affiliates receivable/payable	(55)	—
Accounts receivable	2,519	(13,224)
Inventories	(12,971)	(6,834)
Other current assets	(1,849)	1,308
Accounts payable	3,148	252
Income taxes receivable/payable	14,996	(416)
Other current liabilities	(236)	1,026
Net cash provided by operating activities	54,490	67,735

Investing Activities
Expenditures for property, plant and equipment	(45,408)	(42,523)
Acquisition of mineral interests	(36,714)	(11,924)
Proceeds from the sale of assets	561	2,837
Equity method investment	(3,464)	—
Proceeds from the sale of private company equity units	3,574	18,628
Other	(146)	(170)
Net cash used for investing activities	(81,597)	(33,152)

Financing Activities
Net additions (reductions) to revolving credit agreement	10,000	(4,000)
Additions to long-term debt	5,232	3,091
Reductions to long-term debt	(4,209)	(2,919)
Cash dividends paid	(6,452)	(6,012)
Purchase of treasury shares	(3,103)	—
Net cash provided by (used for) financing activities	1,468	(9,840)

Cash and Cash Equivalents
Total (decrease) increase for the year	(25,639)	24,743
Balance at the beginning of the year	110,748	86,005
Balance at the end of the year	$85,109	$110,748
See notes to the Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2022	$5,616	$1,567	$16,331	$336,778	$(8,176)	$352,116
Stock-based compensation	166	—	7,375	—	—	7,541
Conversion of Class B to Class A shares	1	(1)	—	—	—	—
Net income	—	—	—	74,158	—	74,158
Cash dividends on Class A and Class B common stock: $0.8200 per share	—	—	—	(6,012)	—	(6,012)
Current period other comprehensive income, net of tax	—	—	—	—	(1,310)	(1,310)
Reclassification adjustment to net income, net of tax	—	—	—	—	473	473
Balance, December 31, 2022	$5,783	$1,566	$23,706	$404,924	$(9,013)	$426,966
Stock-based compensation	191	—	4,966	—	—	5,157
Purchase of treasury shares	(91)	—	—	(3,012)	—	(3,103)
Net income	—	—	—	(39,587)	—	(39,587)
Cash dividends on Class A and Class B common stock: $0.8600 per share	—	—	—	(6,452)	—	(6,452)
Current period other comprehensive income, net of tax	—	—	—	—	(2,118)	(2,118)
Pension settlement, net of tax	—	—	—	—	1,398	1,398
Reclassification adjustment to net income, net of tax	—	—	—	—	79	79
Balance, December 31, 2023	$5,883	$1,566	$28,672	$355,873	$(9,654)	$382,340
See notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share, Percentage Data and Oil and Gas Disclosures)

NOTE 1—Principles of Consolidation and Nature of Operations

The Consolidated Financial Statements include the accounts of NACCO Industries, Inc.® (“NACCO”) and its wholly owned subsidiaries (collectively, the “Company”). NACCO brings natural resources to life by delivering aggregates, minerals, reliable fuels and environmental solutions through its robust portfolio of NACCO Natural Resources® businesses. The Company operates under three business segments: Coal Mining, North American Mining® ("NAMining") and Minerals Management. The Coal Mining segment operates surface coal mines for power generation companies. The NAMining segment is a trusted mining partner for producers of aggregates, activated carbon, lithium and other industrial minerals. The Minerals Management segment, which includes the Catapult Mineral Partners (“Catapult”) business, acquires and promotes the development of mineral interests. Mitigation Resources of North America® (“Mitigation Resources”) provides stream and wetland mitigation solutions.

The Company has items not directly attributable to a reportable segment that are not included in the reported financial results of the operating segment. These items primarily include administrative costs related to public company reporting requirements, including management and board compensation, and the financial results of Bellaire Corporation ("Bellaire"), Mitigation Resources and other developing businesses. Bellaire manages the Company’s long-term liabilities related to former Eastern U.S. underground mining activities. Intercompany accounts and transactions are eliminated in consolidation. See Note 15 to the Consolidated Financial Statements for further discussion of segment reporting.

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

As of December 31, 2023, the Coal Mining segment's operating coal mines were: The Coteau Properties Company (“Coteau”), Coyote Creek Mining Company, LLC (“Coyote Creek”), The Falkirk Mining Company ("Falkirk") and Mississippi Lignite Mining Company ("MLMC"). Each of these mines supply lignite coal for power generation and delivers its coal production to an adjacent power plant or synfuels plant under a long-term supply contract. MLMC’s coal supply contract contains a take or pay provision but contains a force majeure provision that allows for the temporary suspension of the take or pay provision during the duration of certain specified events beyond the control of either party; all other coal supply contracts are requirements contracts. Certain coal supply contracts can be terminated early, which would result in a reduction to future earnings.

The MLMC contract is the only operating coal contract in which the Company is responsible for all operating costs, capital requirements and final mine reclamation; therefore, MLMC is consolidated within NACCO’s financial statements. MLMC sells coal to its customer's Red Hills Power Plant at a contractually agreed-upon price which adjusts monthly, primarily based on changes in the level of established indices which reflect general U.S. inflation rates. Profitability at MLMC is affected by customer demand for coal and changes in the indices that determine sales price and actual costs incurred. As diesel fuel is heavily weighted among the indices used to determine the coal sales price, fluctuations in diesel fuel prices can result in significant fluctuations in earnings at MLMC. The Red Hills Power Plant supplies electricity to the Tennessee Valley Authority (“TVA”) under a long-term power purchase agreement. MLMC’s contract with its customer runs through April 1, 2032. TVA’s power portfolio includes coal, nuclear, hydroelectric, natural gas and renewables. The decision regarding which power plants to dispatch is determined by TVA. Reduction in dispatch of the Red Hills Power Plant will result in reduced earnings at MLMC. During 2023, MLMC completed mining in its original mine area and began mining in a new mine area. The move to the new mine area resulted in increased costs during 2023. MLMC does not anticipate opening additional mine areas through the remaining contract term unless doing so would result in improved economic returns.

On December 18, 2023, MLMC received a force majeure event notice from its customer related to an issue that began on December 15, 2023 and impacted one of two boilers at the Red Hills Power Plant. The notice did not provide a timeline for resolution of the issue. As of March 6, 2024, the impacted boiler is still not operational. The prolonged mechanical issue is expected to result in a reduction in customer demand and will have a significant impact on the Company's results of operations during 2024. The Company determined the anticipated reduction in customer demand caused by this issue was an indicator of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share, Percentage Data and Oil and Gas Disclosures)
potential impairment. The Company reviewed MLMC's long-lived assets for impairment as of December 31, 2023 and determined the carrying amount of its long-lived assets were not recoverable. As a result, the Company recorded a non-cash, long-lived asset impairment charge of $65.9 million in 2023. See Note 9 to the Consolidated Financial Statements in this Form 10-K for further information on the impairment analysis.

The Sabine Mining Company (“Sabine”) operates the Sabine Mine in Texas. All production from Sabine was delivered to
Southwestern Electric Power Company's (“SWEPCO”) Henry W. Pirkey Plant (the “Pirkey Plant”). SWEPCO is an American
Electric Power (“AEP”) company. As a result of the early retirement of the Pirkey Plant, Sabine ceased deliveries and final reclamation began on April 1, 2023. Funding for mine reclamation is the responsibility of SWEPCO, and Sabine receives compensation for providing mine reclamation services. Sabine will provide mine reclamation services through September 30, 2026. On October 1, 2026, SWEPCO will acquire all of the capital stock of Sabine and complete the remaining mine reclamation.

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

Coteau, Coyote Creek, Falkirk and Sabine each meet the definition of a variable interest entity ("VIE"). In each case, NACCO is not the primary beneficiary of the VIE as it does not exercise financial control; therefore, NACCO does not consolidate the results of these operations within its financial statements. Instead, these contracts are accounted for as equity method investments. The Company regularly evaluates if there are reconsideration events which could change the Company's conclusion as to whether these entities meet the definition of a VIE and the determination of the primary beneficiary. The income before income taxes associated with these VIEs is reported as Earnings of unconsolidated operations on the Consolidated Statements of Operations and the Company’s investment is reported on the line Investments in unconsolidated subsidiaries in the Consolidated Balance Sheets. The mines that meet the definition of a VIE are referred to collectively as the “Unconsolidated Subsidiaries.” For tax purposes, the Unconsolidated Subsidiaries are included within the NACCO consolidated U.S. tax return; therefore, the Income tax (benefit) provision line on the Consolidated Statements of Operations includes income taxes related to these entities. See Note 16 to the Consolidated Financial Statements in this Form 10-K for further information on the Unconsolidated Subsidiaries.

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

NAMining Segment
The NAMining segment provides value-added contract mining and other services for producers of industrial minerals. The segment is a platform for the Company’s growth and diversification of mining activities outside of the thermal coal industry. NAMining provides contract mining services for independently owned mines and quarries, creating value for its customers by performing the mining aspects of its customers’ operations. This allows customers to focus on their areas of expertise: materials handling and processing, product sales and distribution. As of December 31, 2023, NAMining operates in Florida, Texas, Arkansas, Virginia and Nebraska. In addition, Sawtooth Mining, LLC ("Sawtooth") provides mining design, consulting and will be the exclusive contract miner for the Thacker Pass lithium project in northern Nevada.

During December 2023, NAMining executed a 15-year contract to mine phosphate at a quarry in central Florida. Production is expected to commence in the first half of 2024 once relocation and commissioning of a dragline is complete. NAMining also amended and extended existing limestone contracts with two customers and expanded the scope of work with another customer.

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

During 2023, Minerals Management completed an acquisition of $36.7 million of mineral and royalty interests in the Texas portion of the Permian Basin. During 2022, Minerals Management acquired $11.4 million of mineral and royalty interests in the Texas portion of the Permian Basin and the Wyoming portion of the Powder River Basin as well as a small acquisition of mineral interests in the New Mexico portion of the Permian Basin.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share, Percentage Data and Oil and Gas Disclosures)
Total consideration for the 2023 and 2022 acquisitions of mineral and royalty interests was $36.7 million and $11.9 million, respectively. The 2023 acquisition includes 43.4 thousand gross acres and 2.5 thousand net royalty acres. The 2022 acquisitions included 13.6 thousand gross acres and 880 net royalty acres. Total mineral and royalty interests include approximately 184.7 thousand gross acres and 63.3 thousand net royalty acres at December 31, 2023. Net royalty acres are calculated based on the Company’s ownership and royalty rate, normalized to a standard 1/8th royalty lease, and assumes a 1/4th royalty rate for unleased acres. See Note 18 for further discussion of Minerals Management.

The Company's acquisition criteria for building a blended portfolio of mineral and royalty interests includes (i) new wells anticipated to come online within one to two years of investment, (ii) areas with forecasted future development within five years after acquisition and (iii) existing producing wells further along the decline curve that will generate stable cash flow. In addition, acquisitions should extend the geographic footprint to diversify across multiple basins with a preliminary focus on the more oil-rich Permian basin and a secondary focus on other diversifying basins to increase regional exposure. While the current focus is on the acquisition of mineral and royalty interests, the Company would also consider investments in ORRIs, NPRIs or non-operating working interests under certain circumstances. The current acquisition strategy does not contemplate any near-term working interest investments in which the Company would act as the operator.

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

Other items: During 2023, the Board of Directors of the Company approved the termination of the Combined Defined Benefit Plan for NACCO and its subsidiaries (the “Combined Plan”) and Combined Plan participants were offered lump-sum distributions as part of the termination process. As a result of the lump-sum distributions, the Company recognized a non-cash, pension settlement charge of $1.8 million on the line "Other, net" within the accompanying Consolidated Statements of Operations. The $1.8 million charge represents a pro rata portion of the unrecognized net loss recorded in Accumulated other comprehensive loss. See Note 14 to the Consolidated Financial Statements in this Form 10-K for further information on the Combined Plan.

On May 2, 2022, Great River Energy ("GRE") completed the sale of Coal Creek Station and the adjacent high-voltage direct current transmission line to Rainbow Energy Center, LLC (“Rainbow Energy”) and its affiliates. The Coal Sales Agreement (“CSA”) between Falkirk and Rainbow Energy became effective upon the closing of the transaction. Falkirk continues to supply all coal requirements of Coal Creek Station and is paid a management fee per ton of coal delivered. To support the transfer to new ownership, Falkirk agreed to a reduction in the current per ton management fee from the effective date of the CSA through May 31, 2024. After May 31, 2024, the per ton management fee increases to a higher base in line with 2021 fee levels, and thereafter adjusts annually according to an index which tracks broad measures of U.S. inflation. Rainbow Energy is responsible for funding all mine operating costs, including mine reclamation, and directly or indirectly providing all of the capital required to operate the mine. The initial production period is expected to run through May 1, 2032, but the CSA may be extended or terminated early under certain circumstances.

The Company recognized a gain of $30.9 million within the accompanying Consolidated Statements of Operations during 2022 as GRE paid $14.0 million in cash, as well as transferred ownership of an office building with an estimated fair value of $4.1 million, and conveyed membership units in Midwest AgEnergy Group, LLC (“MAG”), a North Dakota-based ethanol business, with an estimated fair value of $12.8 million, as agreed to under the termination and release of claims agreement between Falkirk and GRE. The office building is included in assets held for sale at December 31, 2023.

Prior to receiving the membership units from GRE, the Company held a $5.0 million investment in MAG carried at cost, less impairment. Subsequent to the receipt of the additional membership units, the Company began to account for the investment under the equity method of accounting. During 2022, the Company recorded $2.2 million, which represented its share of MAG's earnings on the "Other, net" line within the accompanying Consolidated Statements of Operations.

On December 1, 2022, HLCP Ethanol Holdco, LLC (“HLCP”) completed its acquisition of MAG. Upon closing of the transaction, NACCO transferred its ownership interest in MAG to HLCP and received a cash payment of $18.6 million and recognized a $1.3 million loss in 2022 on the line "Other, net" within the accompanying Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share, Percentage Data and Oil and Gas Disclosures)
The Company received additional payments totaling $3.6 million during 2023 in connection with a post-closing purchase price adjustment and the release of amounts held in escrow recorded on the "Other, net" line within the accompanying Consolidated Statements of Operations.

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
Identifying and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including assumptions about future power plant dispatch levels, changes in future sales price, operating costs and other factors that impact anticipated revenue and customer demand, requires significant judgment. A reduction in customer demand at MLMC, including reductions related to reduced mechanical availability of the customer’s power plant, could adversely affect

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share, Percentage Data and Oil and Gas Disclosures)
the Company's operating results. The costs of mining operations are not reimbursed by MLMC's customer. As such, increased costs at MLMC could materially reduce the Company's profitability. The Company determined that indicators of impairment existed at MLMC during the fourth quarter of 2023 and, as a result, MLMC's long-lived assets were reviewed for impairment. The Company assessed the recoverability of the MLMC asset group and determined that the assets were not fully recoverable when compared to the remaining future undiscounted cash flows from these assets. As a result, the Company estimated the fair value of the asset group which resulted in a non-cash, long-lived asset impairment charge of $65.9 million in 2023.
See Note 9 for further discussion of the Company's impairment analysis.
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
Revenue Recognition: See Note 3 to the Consolidated Financial Statements for discussion of revenue recognition.
Stock Compensation: The Company maintains long-term incentive programs that allow for the grant of shares of Class A common stock, subject to restrictions, as a means of retaining and rewarding selected employees for long-term performance and to increase ownership in the Company. Shares awarded under the plans are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, for shares awarded for years ended December 31, 2023 and December 31, 2022, the restriction period ends at the earliest of (i) three years after the participant's retirement date, (ii) three, five or ten years from the award date, or (iii) the participant's death or permanent disability. Pursuant to the plans, the Company issued 120,649 and 165,574 shares related to the years ended December 31, 2023 and 2022, respectively. After the issuance of these shares, there were 779,351 shares of Class A common stock available for issuance under these plans. Compensation expense related to these share awards was $4.1 million ($3.3 million net of tax) and $6.4 million ($5.0 million net of tax) for the years ended December 31, 2023 and 2022, respectively. Compensation expense represents fair value based on the market price of the shares of Class A common stock at the grant date.
The Company also has a stock compensation plan for non-employee directors of the Company under which a portion of the annual retainer for each non-employee director is paid in restricted shares of Class A common stock. For the year ended December 31, 2023 and 2022, $110,000 ($150,000 for the Chairman) of the non-employee director's annual retainer of $175,000 ($250,000 for the Chairman) was paid in restricted shares of Class A common stock. Shares awarded under the plan are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged, hypothecated or otherwise transferred during the restriction period. In general, the restriction period ends at the earliest of (i) ten years from the award date, (ii) the date of the director's death or permanent disability, (iii) five years (or earlier with the approval of the Board of Directors) after the director's date of retirement from the Board of Directors, (iv) the date the director has both retired from the Board of Directors and has reached age 70, or (v) at such other time as determined by the Board of Directors in its sole and absolute discretion. Pursuant to this plan, the Company issued 35,965 and 30,034 shares related to the years ended December 31, 2023 and 2022, respectively. In addition to the mandatory retainer fee received in restricted stock, directors may elect to receive shares of Class A common stock in lieu of cash for up to 100% of the balance of their annual retainer, committee retainer and any committee chairman's fees. These voluntary shares are not subject to any restrictions. Total shares issued under voluntary elections were 1,603 in 2023 and 480 in 2022. After the issuance of these shares, there were 98,479 shares of Class A common stock available for issuance under this plan. Compensation expense related to these awards was $1.3 million ($1.1 million net of tax) and $1.3 million ($1.0 million net of tax) for the years ended December 31, 2023 and 2022, respectively. Compensation expense represents fair value based on the market price of the shares of Class A common stock at the grant date.
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

Cost Reimbursement

Certain contracts include reimbursement from customers of actual costs incurred for the purchase of supplies, equipment and services in accordance with contractual terms. Such reimbursable revenue is variable and subject to uncertainty, as the amounts received and timing thereof is highly dependent on factors outside of the Company’s control. Accordingly, reimbursable revenue is fully constrained and not recognized until the uncertainty is resolved, which typically occurs when the related costs are incurred on behalf of a customer. The Company is considered a principal in such transactions and records the associated revenue at the gross amount billed to the customer with the related costs recorded as an expense within cost of sales. At the Thacker Pass lithium project, in addition to management fee income, the customer will reimburse Sawtooth for up to $50 million of capital expenditures. The amount is variable until the equipment is acquired. At the time the equipment is acquired, the variability is resolved as the compensation is fixed. Sawtooth will recognize revenue over the estimated useful life of the asset on a straight-line basis as the performance obligation is satisfied over time. Sawtooth acquired $23.3 million of equipment for this project during 2023. In addition, Sawtooth recognized $4.9 million in revenue for reimbursable costs during the year ended December 31, 2023. In accordance with the Thacker Pass agreement, the customer received a $3.5 million advance from Sawtooth, which is included in the long-term contract asset. The customer will pay a $4.7 million success fee to Sawtooth upon achieving commercial mining milestones or repay the advance if such commercial mining milestones are not met.
Prior Period Performance Obligations
The Company records royalty income in the month production is delivered to the purchaser. As a mineral owner, the Company has limited visibility into when new wells start producing and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Company is required to estimate the amount of production delivered to the purchaser of the product and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded in "Trade accounts receivable" in the accompanying Consolidated Balance Sheets. The difference between the Company’s estimates and the actual amounts received is recorded in the month that payment is received from the third-party lessee. During 2023, royalty income recognized in the reporting period related to performance obligations satisfied in prior reporting periods was $1.4 million. During 2022, royalty income of $2.1 million was recognized for a settlement related to the Company's ownership interest in certain mineral rights.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share, Percentage Data and Oil and Gas Disclosures)
The following table disaggregates revenue by major sources for the years ended December 31:

Major Goods/Service Lines	2023	2022
Coal Mining	$85,415	$95,204
NAMining	90,532	85,664
Minerals Management	32,985	60,242
Unallocated Items	8,459	2,952
Eliminations	(2,597)	(2,343)
Total revenues	$214,794	$241,719

Timing of Revenue Recognition
Goods transferred at a point in time	$83,273	$92,842
Services transferred over time	131,521	148,877
Total revenues	$214,794	$241,719

Contract Balances
The opening and closing balances of the Company’s current and long-term contract assets and liabilities and receivables are as follows:

	Contract balances
	Trade accounts receivable	Contract asset (current)	Contract asset (long-term)	Contract liability (current)	Contract liability (long-term)
Balance at January 1, 2023	$37,940	$409	$5,985	$833	$1,709
Balance at December 31, 2023	37,429	—	3,712	878	1,470
Increase (decrease)	$(511)	$(409)	$(2,273)	$45	$(239)

As described above, the Company enters into royalty contracts that grant exclusive right, title, and interest in and to minerals.
The transaction price consists of a variable sales-based royalty and, in certain arrangements, a fixed component in the form of an up-front lease bonus payment. The timing of the payment of the fixed portion of the transaction price is upfront, however, the performance obligation is satisfied over the primary term of the contract, which is generally three to five years. Therefore, at the time any such up-front payment is received, a contract liability is recorded which represents deferred revenue. The amount of royalty revenue recognized in the years ended December 31, 2023 and December 31, 2022 that was included in the opening contract liability was $0.8 million and $1.0 million, respectively. This revenue consists of up-front lease bonus payments received under royalty contracts that are recognized over the primary term of the royalty contracts, which are generally three to five years.

The Company expects to recognize $0.9 million in 2024, $1.3 million in 2025, $0.1 million in 2026, and less than $0.1 million in 2027 related to the contract liability remaining at December 31, 2023. The difference between the opening and closing balances of the Company’s contract balances results from the timing difference between the Company’s performance and the customer’s payment.

The Company has no contract assets recognized from the costs to obtain or fulfill a contract with a customer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share, Percentage Data and Oil and Gas Disclosures)
NOTE 4—Inventories

Inventories are summarized as follows:

	December 31
	2023	2022
Coal	$23,784	$27,927
Mining supplies	53,216	43,561
Total inventories	$77,000	$71,488

The weighted average method is used for inventory valuation. During 2023, the Company recorded a $7.5 million inventory impairment charge in the line “Cost of sales” in the accompanying Consolidated Statements of Operations as mining costs exceeded net realizable value at MLMC.

NOTE 5—Property, Plant and Equipment, Net

Property, plant and equipment, net includes the following:

	December 31
	2023	2022
Coal lands and real estate	$58,353	$60,277
Mineral interests	68,150	31,436
Plant and equipment	325,655	290,511
Property, plant and equipment, at cost	452,158	382,224
Less allowances for depreciation, depletion, amortization and impairment	228,256	164,272
	$223,902	$217,952
Total depreciation, depletion and amortization expense on property, plant and equipment was $26.4 million and $23.1 million during 2023 and 2022, respectively.
During the fourth quarter of 2023, the Company recorded a non-cash, long-lived asset impairment charge of $65.9 million. See Note 9 for further discussion of the impairment charge.

NOTE 6—Intangible Assets

The Company has a coal supply agreement intangible asset which is subject to amortization based on units of production over the term of the lignite sales agreement which expires in 2032. The gross and net balances are set forth in the following table:

	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Balance
Balance at December 31, 2023
Coal supply agreement	$84,200	$(78,194)	$6,006

Balance at December 31, 2022
Coal supply agreement	$84,200	$(56,145)	$28,055

Amortization expense for intangible assets was $3.0 million and $3.7 million in 2023 and 2022, respectively.
During the fourth quarter of 2023,the Company recorded a non-cash, long-lived asset impairment charge of $65.9 million. See Note 9 for further discussion of the impairment charge.

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

A reconciliation of the Company's beginning and ending aggregate carrying amount of the asset retirement obligations are as follows:

	Coal Mining	Unallocated Items	NACCO Consolidated
Balance at January 1, 2022	$26,898	$17,053	$43,951
Liabilities settled during the period	(223)	(956)	(1,179)
Accretion expense	2,190	1,332	3,522
Revision of estimated cash flows	(405)	113	(292)
Balance at December 31, 2022	$28,460	$17,542	$46,002
Liabilities incurred during the period	1,920	—	1,920
Liabilities settled during the period	(852)	(1,048)	(1,900)
Accretion expense	2,170	1,358	3,528
Revision of estimated cash flows	1,346	1,717	3,063
Balance at December 31, 2023	$33,044	$19,569	$52,613

During 2023, the Company’s wholly-owned subsidiary, Caddo Creek Resources Company (“Caddo Creek”), acquired 100% of the membership interests in the Marshall Mine. Prior to the acquisition, Caddo Creek was performing mine reclamation under a fixed price contract with a customer. The Company received $2.2 million of cash, assumed the asset retirement obligation estimated to be approximately $1.9 million and recognized a gain of approximately $0.3 million in the line "Other, net” in the accompanying Consolidated Statements of Operations. The asset retirement obligation’s fair value was determined using a discounted cash flow technique and is based upon permit requirements and various estimates and assumptions that would be used by market participants, including estimates of disturbed acreage, reclamation costs and assumptions regarding equipment productivity.

Bellaire's legacy liabilities include obligations for water treatment and other environmental remediation that arose as part of the normal course of closing these underground mining operations. Since Bellaire's properties are no longer active operations, no associated asset has been capitalized. Bellaire’s asset retirement obligation is included in the table above in the Unallocated Items column.

Prior to 2022, Bellaire established a $5.0 million Mine Water Treatment Trust to provide a financial assurance mechanism in order to assure the long-term treatment of post-mining discharges. The fair value of Bellaire's Mine Water Treatment assets, which are recognized as a component of Other non-current assets on the Consolidated Balance Sheets, are $11.2 million and $9.9 million at December 31, 2023 and December 31, 2022, respectively, and are legally restricted for purposes of settling the Bellaire asset retirement obligation. See Note 9 for further discussion of the Mine Water Treatment Trust.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share, Percentage Data and Oil and Gas Disclosures)

NOTE 8—Current and Long-Term Financing

Financing arrangements are obtained and maintained at the subsidiary level. NACCO has not guaranteed any borrowings of its subsidiaries.
The following table summarizes the Company's available and outstanding borrowings:

	December 31
	2023	2022
Total outstanding borrowings:
Revolving credit agreement	$10,000	$—
Other debt	25,956	19,668
Total debt outstanding	$35,956	$19,668

Current portion of borrowings outstanding	$13,953	$3,649
Long-term portion of borrowings outstanding	22,003	16,019
	$35,956	$19,668

Total available borrowings, net of limitations, under revolving credit agreement	$115,120	$116,285

Unused revolving credit agreement	$105,120	$116,285

Weighted average stated interest rate on total borrowings	6.6%	3.9%
Annual maturities of total debt, excluding leases, are as follows:

2024	13,925
2025	3,149
2026	7,591
2027	1,987
2028	1,720
Thereafter	7,472
$35,844
Interest paid on total debt was $2.4 million and $2.0 million during 2023 and 2022, respectively.
The Company has a secured revolving line of credit of up to $150.0 million (the “Facility”) that expires in November 2025. Borrowings outstanding under the Facility were $10.0 million at December 31, 2023. At December 31, 2023, the excess availability under the Facility was $105.1 million, which reflects a reduction for outstanding letters of credit of $34.9 million.

The Facility has performance-based pricing, which sets interest rates based upon achieving various levels of debt to EBITDA ratios, as defined in the Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective December 31, 2023, for base rate and Secured Overnight Financing Rate loans were 1.23% and 2.23%, respectively. The Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.34% on the unused commitment at December 31, 2023. During the year ended December 31, 2023, the average borrowing under the Facility was $6.2 million. The weighted-average annual interest rate, including the floating rate margin, was 6.06% and 2.54% at December 31, 2023 and December 31, 2022, respectively.

The Facility contains restrictive covenants, which require, among other things, maintaining maximum net debt to EBITDA ratio of 2.75 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The Facility provides subsidiaries the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 1.50 to 1.00, or if greater than 1.50 to 1.00, a Fixed Charge Coverage Ratio of 1.10 to 1.00, in conjunction with maintaining unused availability thresholds of borrowing capacity, as defined in the Facility, of $15.0 million. At December 31, 2023, the Company was in compliance with all financial covenants in the Facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share, Percentage Data and Oil and Gas Disclosures)

The obligations under the Facility are guaranteed by certain direct and indirect, existing and future domestic subsidiaries, and is secured by certain assets and the guarantors, subject to customary exceptions and limitations.

The Company has a demand note payable to Coteau, one of the unconsolidated subsidiaries, which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the IRS. At December 31, 2023 and 2022, the balance of the note was $7.0 million and $5.7 million and the interest rate was 5.12% and 3.36%, respectively.

The Company has eleven notes payable that are secured by sixteen specified units of equipment, bear interest at a weighted average rate of 5.42%, and expire at various dates through 2029. One note includes a principal payment of $4.4 million at the end of the term on December 15, 2026. At December 31, 2023 and 2022, the outstanding balances of the notes were $18.8 million and $13.2 million, respectively.

NOTE 9—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents the Company's assets accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$17,208	$17,208	$—	$—
	$17,208	$17,208	$—	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$15,534	$15,534	$—	$—
	$15,534	$15,534	$—	$—

Bellaire's Mine Water Treatment Trust invests in available for sale securities that are reported at fair value based upon quoted market prices in active markets for identical assets; therefore, they are classified as Level 1 within the fair value hierarchy. The Mine Water Treatment Trust realized a gain of $1.6 million and a loss of $2.2 million in the years ended December 31, 2023 and 2022, respectively. See Note 7 for further discussion of Bellaire's Mine Water Treatment Trust.

Prior to 2022, the Company invested $2.0 million in equity securities of a public company with a diversified portfolio of royalty producing mineral interests. The investment is reported at fair value based upon quoted market prices in active markets for identical assets; therefore, it is classified as Level 1 within the fair value hierarchy. The Company recognized a gain of $0.4 million and $1.9 million in the years ended December 31, 2023 and 2022, respectively, related to the investment in these equity securities. The change in fair value of equity securities is reported on the line (Gain) loss on equity securities in the Other (income) expense section of the Consolidated Statements of Operations.

There were no transfers into or out of Levels 1, 2 or 3 during the year ended December 31, 2023.

Nonrecurring Fair Value Measurements: On December 18, 2023, MLMC received a force majeure event notice from its customer related to an issue that began on December 15, 2023 and impacted one of the two boilers at the Red Hills Power Plant. The notice did not provide a timeline for resolution of the issue. As of March 6, 2024, the impacted boiler is still not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share, Percentage Data and Oil and Gas Disclosures)
operational. The prolonged mechanical issue is expected to result in a reduction in customer demand and will have a significant impact on the Company's results of operations during 2024. The Company determined the anticipated reduction in customer demand caused by this issue was an indicator that potential impairment existed as of December 31, 2023 and, as a result, reviewed MLMC's long-lived assets for impairment.

The Company assessed the recoverability of the MLMC asset group and determined that the assets were not fully recoverable when compared to the remaining future undiscounted cash flows from the asset group. As a result, the Company estimated the fair value of the asset group which resulted in a non-cash, long-lived asset impairment charge of $65.9 million. The asset impairment charge was recorded as Long-lived asset impairment charge in the Consolidated Statement of Operations for the year ended December 31, 2023. The $65.9 million relates exclusively to MLMC; however, $60.8 million and $5.1 million were recorded on the Coal Mining segment and the Minerals Management segment, respectively, as certain MLMC land assets were recorded within the Minerals Management segment. The impairment charge was allocated to the long-lived assets of the asset group on a pro rata basis using the relative carrying amount of those assets in relation to their fair value. The analysis for the land and real estate and other property, plant and equipment was calculated using market data for similar assets, which are classified as Level 2 inputs. The analysis of certain other long-term assets was calculated using unobservable inputs with little or no market data, which are classified as Level 3 inputs.

The Company regularly performs reviews of potential future development projects and in 2022 identified certain legacy assets where future development is unlikely. As a result, the Company estimated the fair value of the assets using unobservable inputs, which are classified as Level 3 inputs. The long-lived assets, which included land, prepaid royalties and capitalized leasehold costs, were written off to zero during 2022 and resulted in non-cash asset impairment charges of $3.9 million in the Minerals Management segment. The impairment charge is reported on the line Long-lived asset impairment charge in the Consolidated Statements of Operations.

Other Fair Value Measurement Disclosures: The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding finance leases, were determined using current rates offered for similar obligations taking into account subsidiary credit risk, which is Level 2 as defined in the fair value hierarchy. The fair value and the book value of revolving credit agreements and long-term debt, excluding finance leases, was $35.3 million and $35.8 million, respectively, at December 31, 2023 and $18.1 million and $18.9 million, respectively, at December 31, 2022.
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

NOTE 10—Leases

The Company recognizes right-of-use assets (“ROU assets”) and lease liabilities for operating leases of real estate, mining and other equipment that expire at various dates through 2033. The majority of the Company's leases are operating leases. NACCO does not recognize leases with a term of 12 months or less on the balance sheet. Instead, the Company recognizes the related lease expense on a straight-line basis over the lease term. The Company accounts for lease and non-lease components as a single lease component. The Company's lease agreements do not contain lease payments that depend on an index or a rate, as such, minimum lease payments do not include variable lease payments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share, Percentage Data and Oil and Gas Disclosures)
Leased assets and liabilities include the following at December 31:

Description	Location	2023	2022
Assets
Operating	Operating lease right-of-use assets	$8,667	$6,419
Finance	Property, plant and equipment, net (a)	107	843

Liabilities
Current
Operating	Other current liabilities	$1,485	$1,039
Finance	Current maturities of long-term debt	28	776
Non-current
Operating	Operating lease liabilities	$8,782	$7,528
Finance	Long-term debt	84	19

(a) Finance leased assets are recorded net of accumulated amortization of less than $0.1 million and $0.2 million as of December 31, 2023 and December 31, 2022, respectively.

The components of lease expense for the years ended December 31 are as follows:

Description	Location	2023	2022
Lease expense
Operating lease cost	Selling, general and administrative expenses	$1,712	$1,881
Finance lease cost:
Amortization of leased assets	Cost of sales	61	128
Interest on lease liabilities	Interest expense	7	13
Variable lease expense	Selling, general and administrative expenses	572	534
Short-term lease expense	Selling, general and administrative expenses	3,214	3,434
Total lease expense		$5,566	$5,990

Future minimum finance and operating lease payments were as follows at December 31, 2023:

	Finance Leases	Operating Leases	Total
2024	$36	$2,238	$2,274
2025	33	2,014	2,047
2026	33	2,003	2,036
2027	21	1,593	1,614
2028	9	1,607	1,616
Subsequent to 2028	—	3,935	3,935
Total minimum lease payments	132	13,390	$13,522
Amounts representing interest	20	3,123
Present value of net minimum lease payments	$112	$10,267

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

	2023	2022
Weighted average remaining lease term (years)
Operating	6.81	7.66
Finance	3.97	1.41

Weighted average discount rate
Operating	8.13%	7.13%
Finance	8.69%	3.11%
The following table details cash paid for amounts included in the measurement of lease liabilities for the years ended December 31:

	2023	2022
Operating cash flows from operating leases	$1,823	$2,097
Operating cash flows from finance leases	7	13
Financing cash flows from finance leases	786	183
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

NOTE 12—Stockholders' Equity and Earnings Per Share

NACCO Industries, Inc. Class A common stock is traded on the New York Stock Exchange under the ticker symbol “NC.” Because of transfer restrictions on Class B common stock, no trading market has developed, or is expected to develop, for the Company's Class B common stock. The Class B common stock is convertible into Class A common stock on a one-for-one basis at any time at the request of the holder. The Company's Class A common stock and Class B common stock have the same cash dividend rights per share. As the liquidation and dividend rights are identical, any distribution of earnings would be allocated to Class A and Class B stockholders on a proportionate basis, and accordingly the net income per share for each class of common stock is identical. The Class A common stock has one vote per share and the Class B common stock has ten votes per share. The total number of authorized shares of Class A common stock and Class B common stock at December 31, 2023 was 25,000,000 shares and 6,756,176 shares, respectively. Treasury shares of Class A common stock totaling 2,335,178 and 2,434,769 at December 31, 2023 and 2022, respectively, have been deducted from shares outstanding.

Stock Repurchase Program: On November 7, 2023, the Company's Board of Directors approved a stock purchase program ("2023 Stock Repurchase Program") providing for the purchase of up to $20.0 million of the Company’s outstanding Class A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share, Percentage Data and Oil and Gas Disclosures)
common stock through December 31, 2025. NACCO's previous repurchase program ("2021 Stock Repurchase Program") would have expired on December 31, 2023 but was terminated and replaced by the 2023 Stock Repurchase Program. During 2023, the Company repurchased 47,095 shares of Class A Common Stock under the 2021 Stock Repurchase Program for an aggregate purchase price of $1.6 million and 43,872 shares of Class A Common Stock under the 2023 Stock Repurchase Program for an aggregate purchase price of $1.5 million. There were no stock repurchases in 2022.

The timing and amount of any repurchases under the 2023 Stock Repurchase Program are determined at the discretion of the Company's management based on a number of factors, including the availability of capital, other capital allocation alternatives, market conditions for the Company's Class A common stock and other legal and contractual restrictions. The 2023 Stock Repurchase Program does not require the Company to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Company without prior notice and may be executed through open market purchases, privately negotiated transactions or otherwise. All or part of the repurchases under the 2023 Stock Repurchase Program may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be restricted from doing so under applicable securities laws.
Stock Compensation: See Note 2 for a discussion of the Company's restricted stock awards.

Earnings per Share: The weighted average number of shares of Class A common stock and Class B common stock outstanding used to calculate basic and diluted earnings per share were as follows:

	2023	2022
Basic weighted average shares outstanding	7,478	7,312
Dilutive effect of restricted stock awards	N/A	61
Diluted weighted average shares outstanding	7,478	7,373

Basic (loss) earnings per share	$(5.29)	$10.14
Diluted (loss) earnings per share	$(5.29)	$10.06

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

The components of (Loss) income before income tax (benefit) provision and the Income tax (benefit) provision for the years ended December 31 are as follows:

	2023	2022
(Loss) income before income tax (benefit) provision
Domestic	$(64,077)	$87,975
Foreign	(81)	(252)
	$(64,158)	$87,723
Income tax (benefit) provision
Current income tax (benefit) provision:
Federal	$(3,405)	$20,761
State	290	1,328
Foreign	(342)	(53)
Total current	(3,457)	22,036
Deferred income tax (benefit) provision:
Federal	(16,467)	(8,887)
State	(4,647)	416
Total deferred	(21,114)	(8,471)
	$(24,571)	$13,565

The Company made income tax payments of $1.4 million and $23.4 million during 2023 and 2022, respectively. During the same periods, income tax refunds totaled $14.9 million and $0.1 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share, Percentage Data and Oil and Gas Disclosures)
The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before the provision for income taxes. A reconciliation of the federal statutory and effective income tax rate for the years ended December 31 is as follows:

	2023	2022
(Loss) income before income tax (benefit) provision	$(64,158)	$87,723
Statutory taxes at 21.0%	$(13,473)	$18,422
State and local income taxes	(4,392)	1,629
Non-deductible expenses	1,071	745
Percentage depletion	(3,455)	(4,866)
R&D and other federal credits	(109)	(300)
Settlements and uncertain tax positions	(3,512)	(787)
Other, net	(701)	(1,278)
Income tax (benefit) provision	$(24,571)	$13,565
Effective income tax rate	38.3%	15.5%
The Company recorded an income tax benefit of $24.6 million for the year ended December 31, 2023 on loss before income tax of $64.2 million, or 38.3%, compared to income tax expense of $13.6 million on income before income tax of $87.7 million, or 15.5%, for the year ended December 31, 2022.

The year ended December 31, 2023 included $4.0 million of discrete tax benefits, primarily from the reversal of uncertain tax provisions and the impact of U.S. federal provision to return adjustments. Excluding the $4.0 million of discrete tax benefit, the effective income tax rate in 2023 was 32.0%. The income tax provision for the year ended December 31, 2022 includes $1.5 million of discrete tax benefits, primarily from the reversal of uncertain tax positions as a result of the conclusion of the IRS examination of the Company’s 2013, 2014, 2015 and 2016 federal income tax returns. Excluding the $1.5 million of discrete tax benefits, the effective income tax rate in 2022 was 17.1%.

The change in the effective income tax rate for 2023 compared to 2022, excluding the impact of the long-lived asset impairment charge and discrete items, is primarily due to a decrease in earnings at entities that qualify for percentage depletion. The benefit from percentage depletion is not directly related to the amount of pre-tax income recorded in a period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share, Percentage Data and Oil and Gas Disclosures)
A detailed summary of the total deferred tax assets and liabilities in the Company's Consolidated Balance Sheets resulting from differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes is as follows:

	December 31
	2023	2022
Deferred tax assets
Lease liabilities	$22,265	$21,880
Tax carryforwards	14,816	12,398
Inventories	4,880	5,571
Accrued liabilities	9,226	8,176
Employee benefits	3,319	3,086
Land valuation adjustment	6,378	6,261
Partnership investment - development costs	12,565	—
Other	9,680	6,850
Total deferred tax assets	83,129	64,222
Less: Valuation allowance	11,783	11,809
	71,346	52,413
Deferred tax liabilities
Lease right-of-use assets	22,611	21,880
Depreciation and depletion	23,607	19,665
Partnership investment - development costs	—	6,069
Accrued pension benefits	10,047	10,921
Total deferred tax liabilities	56,265	58,535
Net deferred asset (liability)	$15,081	$(6,122)

The following table summarizes the tax carryforwards and associated carryforward periods and related valuation allowances where the Company has determined that realization is uncertain:

	December 31, 2023
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
State net operating loss	$16,526	$14,757	2024 - 2043

	December 31, 2022
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
State net operating loss	$15,347	$14,422	2023-2042

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
The following is a reconciliation of the Company's total gross unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the financial statements for the years ended December 31, 2023 and 2022. Approximately $2.8 million and $5.5 million of the gross unrecognized tax benefits as of December 31, 2023 and 2022, respectively, relate to permanent items that, if recognized, would impact the effective income tax rate. This amount differs from the gross unrecognized tax benefits presented in the table below due to (1) the deferred tax asset which would be available if the position were not sustained upon audit and (2) the decrease in U.S. federal income taxes which would occur upon the recognition of the state tax benefits included herein.

	2023	2022
Balance at January 1	$9,626	$10,554
Decreases based on settlements with tax authorities	—	(928)
Decreases based on lapse of applicable statute of limitations	(3,478)	—
Balance at December 31	$6,148	$9,626
The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The Company recognized net benefit of less than $0.1 million and net expense of less than $0.1 million in interest and penalties related to uncertain tax positions during 2023 and 2022, respectively. The total amount of interest and penalties accrued was $0.2 million and $0.3 million as of December 31, 2023 and 2022, respectively.
The Company expects the amount of unrecognized tax benefits will change within the next 12 months; however, the change in unrecognized tax benefits, which is reasonably possible within the next 12 months, is not expected to have a significant effect on the Company's financial position, results of operations or cash flows.

NOTE 14—Retirement Benefit Plans

Defined Benefit Plans: The Company maintains defined benefit pension plans that provide benefits based on years of service and average compensation during certain periods. Prior to 2022, the Company amended Combined Plan to freeze pension benefits for all employees. The Company also amended the Supplemental Retirement Benefit Plan (the “SERP”) to freeze all pension benefits. All eligible employees of the Company, including employees whose pension benefits are frozen, receive retirement benefits under defined contribution retirement plans.

During 2023, the Board of Directors of the Company approved the termination of the Combined Plan and participants were offered lump-sum distributions as part of the termination process. As a result of the lump-sum distributions, the Company recognized a non-cash, pension settlement charge of $1.8 million on the "Other, net" line within the accompanying Consolidated Statements of Operations. The $1.8 million charge represents a pro rata portion of the unrecognized net loss recorded in Accumulated other comprehensive loss.

The assumptions used in accounting for the defined benefit plans were as follows for the years ended December 31:

	2023	2022
Weighted average discount rates for pension benefit obligation	5.02% - 5.04%	5.36% - 5.40%
Weighted average discount rates for net periodic benefit cost	5.36% - 5.40%	2.53% - 2.77%
Expected long-term rate of return on assets for net periodic benefit cost	7.00%	7.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share, Percentage Data and Oil and Gas Disclosures)
Set forth below is detail of the net periodic pension expense (income) for the defined benefit plans for the years ended December 31:

	2023	2022
Interest cost	$1,639	$1,105
Expected return on plan assets	(2,751)	(2,707)
Amortization of actuarial loss	51	543
Amortization of prior service cost	58	58
Settlements	1,815	—
Net periodic pension expense (income)	$812	$(1,001)
Set forth below is detail of other changes in plan assets and benefit obligations recognized in other comprehensive loss for the years ended December 31:

	2023	2022
Current year actuarial (gain) loss	$2,560	$1,717
Amortization of actuarial loss	(51)	(543)
Amortization of prior service cost	(58)	(58)
Settlements	(1,815)	—
Total recognized in other comprehensive loss	$636	$1,116

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share, Percentage Data and Oil and Gas Disclosures)
The following table sets forth the changes in the benefit obligation and the plan assets during the year and the funded status of the defined benefit plans at December 31:

	2023	2022
Change in benefit obligation
Projected benefit obligation at beginning of year	$31,722	$41,663
Interest cost	1,639	1,105
Actuarial loss (gain)	2,261	(8,396)
Benefits paid	(2,614)	(2,650)
Settlements	(4,651)	—
Projected benefit obligation at end of year	$28,357	$31,722
Accumulated benefit obligation at end of year	$28,357	$31,722
Change in plan assets
Fair value of plan assets at beginning of year	$34,485	$44,009
Actual return on plan assets	2,452	(7,405)
Employer contributions	456	531
Benefits paid	(2,614)	(2,650)
Settlements	(4,651)	—
Fair value of plan assets at end of year	$30,128	$34,485
Funded status at end of year	$1,771	$2,763
Amounts recognized in the balance sheets consist of:
Non-current assets	$6,068	$6,991
Current liabilities	(510)	(491)
Non-current liabilities	(3,787)	(3,737)
	$1,771	$2,763
Components of accumulated other comprehensive loss consist of:
Actuarial loss	$11,379	$10,682
Prior service cost	586	645
Deferred taxes	(2,724)	(2,490)
	$9,241	$8,837
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share, Percentage Data and Oil and Gas Disclosures)
Future pension benefit payments expected to be paid from assets of the pension plans are:

2024	$2,739
2025	2,636
2026	2,588
2027	2,533
2028	2,473
2029 - 2033	11,129
$24,098
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
The following is the actual allocation percentage and target allocation percentage for the pension plan assets at December 31:

	2023 Actual Allocation	2022 Actual Allocation	Target Allocation Range
Fixed income securities	99.1%	34.1%	90.0% - 100.0%
Cash equivalents	0.3%	—%	—% - 5.0%
Money market funds	0.6%	0.5%	0.0% - 10.0%
U.S. equity securities	—%	44.9%	0.0% - 0.0%
Non-U.S. equity securities	—%	20.5%	0.0% - 0.0%

The 2023 asset allocation reflects the move into fixed income securities to mitigate volatility prior to the termination of the Combined Plan.

The defined benefit pension plans do not have any direct ownership of NACCO common stock.
The fair value of each major category of the Company's pension plan assets are valued using quoted market prices in active markets for identical assets, or Level 1 in the fair value hierarchy. Following are the values as of December 31:

	Level 1
	2023	2022
Fixed income securities	$29,866	$11,753
Cash equivalents	81	—
Money market funds	181	178
U.S. equity securities	—	15,499
Non-U.S. equity securities	—	7,055
Total	$30,128	$34,485

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
The assumptions used in accounting for the postretirement health care plans are set forth below for the years ended December 31:

	2023	2022
Weighted average discount rates for benefit obligation	4.98%	5.29%
Weighted average discount rates for net periodic benefit cost	5.29%	2.12%
Health care cost trend rate assumed for next year	6.25% - 6.50%	6.25%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.75%	4.50% - 4.75%
Year that the rate reaches the ultimate trend rate	2029 - 2033	2029
Set forth below is detail of the net periodic benefit expense for the postretirement health care plans for the years ended December 31:

	2023	2022
Service cost	$7	$12
Interest cost	77	38
Amortization of actuarial loss	44	64
Amortization of prior service credit	(50)	(52)
Net periodic benefit expense	$78	$62
Set forth below is detail of other changes in plan assets and benefit obligations recognized in other comprehensive loss (income) for the years ended December 31:

	2023	2022
Current year actuarial loss (gain)	$173	$(44)
Amortization of actuarial loss	(44)	(64)
Amortization of prior service credit	50	52
Total recognized in other comprehensive loss (income)	$179	$(56)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share, Percentage Data and Oil and Gas Disclosures)
The following sets forth the changes in benefit obligations during the year and the funded status of the postretirement health care at December 31:

	2023	2022
Change in benefit obligation
Benefit obligation at beginning of year	$1,551	$1,877
Service cost	7	12
Interest cost	77	38
Actuarial loss (gain)	173	(44)
Benefits paid	(229)	(332)
Benefit obligation at end of year	$1,579	$1,551
Funded status at end of year	$(1,579)	$(1,551)
Amounts recognized in the balance sheets consist of:
Current liabilities	$(183)	$(206)
Noncurrent liabilities	(1,396)	(1,345)
	$(1,579)	$(1,551)
Components of accumulated other comprehensive loss consist of:
Actuarial loss	$542	$412
Prior service credit	(6)	(56)
Deferred taxes	(123)	(180)
	$413	$176
Future postretirement health care benefit payments expected to be paid are:

2024	188
2025	182
2026	191
2027	194
2028	185
2029 - 2033	660
$1,600

Defined Contribution Plans: NACCO and its subsidiaries maintain a defined contribution (401(k)) plan for substantially all employees and provide employer matching contributions based on plan provisions. The plan also provides for a minimum employer contribution. Total costs, including Company contributions, for these plans were $3.6 million and $3.3 million in 2023 and 2022, respectively.

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

In 2023 and 2022, two customers individually accounted for more than 10% of consolidated revenue. The following represents the revenue attributable to each of these entities as a percentage of consolidated revenue for those years:

	Percentage of Consolidated Revenue
Segment	2023	2022
Coal Mining customer	40%	39%
NAMining customer	22%	17%

The following tables present revenue, operating profit, depreciation expense and capital expenditures for the years ended December 31:

	2023	2022
Revenues
Coal Mining	$85,415	$95,204
NAMining	90,532	85,664
Minerals Management	32,985	60,242
Unallocated Items	8,459	2,952
Eliminations	(2,597)	(2,343)
Total	$214,794	$241,719

Operating (loss) profit
Coal Mining	$(71,342)	$38,309
NAMining	3,348	2,202
Minerals Management	19,418	52,214
Unallocated Items	(21,461)	(23,233)
Eliminations	(100)	494
Total	$(70,137)	$69,986

Expenditures for property, plant and equipment and acquisition of mineral interests
Coal Mining	$6,609	$14,853
NAMining	36,073	13,203
Minerals Management	38,881	13,388
Unallocated Items	559	13,003
Total	$82,122	$54,447

Depreciation, depletion and amortization
Coal Mining	$17,569	$17,074
NAMining	8,172	6,457
Minerals Management	3,067	3,026
Unallocated Items	579	259
Total	$29,387	$26,816

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

The Investment in the unconsolidated subsidiaries and related tax positions totaled $12.4 million and $14.9 million at December 31, 2023 and 2022, respectively. The Company's risk of loss relating to these entities is limited to its invested capital, which was $5.0 million and $7.1 million at December 31, 2023 and 2022, respectively.

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

Summarized financial information for the unconsolidated subsidiaries is as follows:

	2023	2022
Statement of Operations
Revenue	$610,734	$664,824
Gross profit	$63,646	$47,748
Income before income taxes	$49,994	$57,250
Net income	$43,714	$48,467
Balance Sheet
Current assets	$124,387	$214,098
Non-current assets	$814,226	$805,833
Current liabilities	$161,606	$116,701
Non-current liabilities	$772,003	$896,134
Revenue includes all mine operating costs that are reimbursed by the customers of the Unconsolidated Subsidiaries as well as the compensation per ton of coal, heating unit (MMBtu) or ton of limestone delivered. Reimbursed costs have offsetting expenses and have no impact on income before income taxes. Income before income taxes represents the Earnings of the unconsolidated operations.
The Company received dividends of $45.8 million and $49.0 million from the Unconsolidated Subsidiaries in 2023 and 2022, respectively.

NOTE 17—Related Party Transactions

One of the Company's directors is a retired Jones Day partner. Legal services rendered by Jones Day approximated $0.8 million and $1.0 million for the years ended December 31, 2023 and 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share, Percentage Data and Oil and Gas Disclosures)
Alfred M. Rankin, Jr. serves as the Chairman of the Board of Directors of NACCO and supports the President and Chief Executive Officer of NACCO upon request under the terms of a consulting agreement. Fees for consulting services rendered by Mr. Rankin approximated $0.3 million for both of the years ended December 31, 2023 and 2022.

Hyster-Yale Materials Handling, Inc. ("Hyster-Yale") is a former subsidiary of the Company that was spun-off to stockholders in 2012. Mr. Rankin is Executive Chairman of Hyster-Yale. In the ordinary course of business, the Company leases or buys Hyster-Yale lift trucks. The terms may not be comparable to terms that would be obtained in a transaction between unaffiliated parties.

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

Capitalized Oil and Natural Gas Costs

Aggregate capitalized costs related to oil and gas royalty and mineral interests with applicable accumulated depreciation, depletion and amortization at December 31 are as follows:

	2023	2022
Proved developed	$16,179	$7,302
Proved undeveloped	51,971	24,134
Proved reserves	68,150	31,436
Less: accumulated depreciation, depletion and amortization	3,309	1,936
Net royalty interests in oil and natural gas properties	$64,841	$29,500

Oil and Natural Gas Reserves

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

	Net reserves as of December 31, 2023
	Oil (bbl) (1)	NGL (bbl) (1)	Residue gas (Mcf) (2)
Proved developed	656,370	380,650	23,596,110
Proved undeveloped	9,020	3,720	26,420
Total	665,390	384,370	23,622,530

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

Estimated Proved Reserves

The following table summarizes changes in proved reserves during the year ended December 31, 2023:

	Estimated Proved Reserves
	Oil (bbl) (1)	NGL (bbl) (1)	Residue gas (Mcf) (2)
December 31, 2022	338,280	419,310	27,692,560
Purchases	259,178	43,934	609,184
Extensions and discoveries	170,330	77,527	2,340,715
Revisions of previous estimates (3)	37,483	(73,375)	1,027,779
Production	(98,553)	(56,768)	(7,601,521)
Other	(41,328)	(26,258)	(446,187)
December 31, 2023	665,390	384,370	23,622,530

Estimated Proved Undeveloped Reserves ("PUDs")

The following table summarizes changes in PUDs during the year ended December 31, 2023:

	Estimated Proved Undeveloped Reserves
	Oil (bbl) (1)	NGL (bbl) (1)	Residue gas (Mcf) (2)
December 31, 2022	32,570	11,030	1,784,670
Purchases	2,300	950	8,237
Extensions and discoveries	5,786	2,021	14,814
Conversions	(29,757)	(9,172)	(1,770,232)
Revisions of previous estimates (3)	(1,879)	(1,109)	(11,069)
December 31, 2023	9,020	3,720	26,420
(1) Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume.
(2) Mcf. One thousand cubic feet of natural gas at the contractual pressure and temperature bases.
(3) Revisions of previous estimates include technical revisions due to changes in commodity prices, historical and projected performance and other factors.

As an owner of mineral and royalty interests, the Company generally does not have evidence of approval of operators’ development plans. As a result, proved undeveloped reserve estimates are limited to those relatively few locations for which drilling permits have been publicly filed. As of December 31, 2023, PUD reserves consists of 45 wells in various stages of drilling or completions. As of December 31, 2023, less than 1% of the Company's total proved reserves were classified as PUDs.

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

The following table provides the future net cash flows relating to proved oil and gas reserves based on the standardized measure of discounted cash flows as of December 31, 2023:

	Gross Amounts	Statutory tax rate	Net Amounts
Future cash inflows(3)	$122,286
Future production costs	27,487
Future net cash flows before income tax expense	94,799	21%	74,891
10% discount to reflect timing of cash flows	(33,521)	21%	(26,481)
Standardized measure of discounted cash flows	$61,278	21%	$48,410

The following table provides the future net cash flows relating to proved oil and gas reserves based on the standardized measure of discounted cash flows as of December 31, 2022:

	Gross Amounts	Statutory tax rate	Net Amounts
Future cash inflows(3)	$218,982
Future production costs	39,841
Future net cash flows before income tax expense	179,141	21%	141,521
10% discount to reflect timing of cash flows	(62,615)	21%	(49,465)
Standardized measure of discounted cash flows	$116,526	21%	$92,056

The following summarizes the principal sources of change in the standardized measure of discounted future net cash flows during 2023:

	Gross amounts
	2023	2022
January 1	$116,526	$36,839
Purchases	11,312	6,236
Extensions and discoveries	11,419	54,795
Revisions of previous estimates (3)(4)	(61,206)	18,695
Conversions	(16,773)	(39)
December 31	$61,278	$116,526
(3) Requirements for oil and gas reserve estimation and disclosure require that reserve estimates and future cash flows be based on the average market prices for sales of oil and gas on the first calendar day of each month during the year. The benchmark price for WTI crude oil sold at Cushing, OK during 2023 and 2022 was $78.22 and $93.67 per bbl, respectively. The benchmark price for natural gas delivered at Henry Hub during 2023 and 2022 was $2.64 and $6.36 per MMBTU, respectively. Actual future prices and costs are likely to be substantially different from historical prices and costs utilized in the computation of reported amounts. Any analysis or evaluation of the reported amounts should give specific recognition to the computational methods utilized and the limitations inherent therein.
(4) Revisions of previous estimates include technical revisions due to changes in commodity prices, historical and projected performance and other factors.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
YEAR ENDED DECEMBER 31, 2023 AND 2022

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts — Describe	Deductions — Describe	Balance at End of Period (A)
(In thousands)
2023
Reserves deducted from asset accounts:
Deferred tax valuation allowances	$11,809	$(26)	$—	$—	$11,783
2022
Reserves deducted from asset accounts:
Deferred tax valuation allowances	$11,695	$114	$—	$—	$11,809
(A)Balances which are not required to be presented and those which are immaterial have been omitted.