Form 10-Q
period 2024-03-31
NACCO INDUSTRIES INC
filed 2024-05-01
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☑
Number of shares of Class A Common Stock outstanding at April 26, 2024: 5,884,740
Number of shares of Class B Common Stock outstanding at April 26, 2024: 1,565,685

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31 2024	DECEMBER 31 2023
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$61,844	$85,109
Trade accounts receivable	27,958	37,429
Accounts receivable from affiliates	8,361	7,860
Inventories	75,755	77,000
Assets held for sale	7,270	6,466
Federal income tax receivable	845	845
Prepaid insurance	11,248	1,790
Other current assets	19,558	15,499
Total current assets	212,839	231,998
Property, plant and equipment, net	238,906	223,902
Intangibles, net	5,880	6,006
Deferred income taxes	15,113	15,081
Investments in unconsolidated subsidiaries	13,753	12,371
Operating lease right-of-use assets	7,876	8,667
Other non-current assets	43,631	41,683
Total assets	$537,998	$539,708
LIABILITIES AND EQUITY
Accounts payable	$12,377	$16,702
Accounts payable to affiliates	691	904
Revolving credit agreements	17,000	10,000
Current maturities of long-term debt	4,498	3,953
Asset retirement obligations	13,105	13,114
Accrued payroll	9,069	17,317
Deferred revenue	930	878
Other current liabilities	6,265	7,118
Total current liabilities	63,935	69,986
Long-term debt	28,377	22,003
Operating lease liabilities	7,962	8,782
Asset retirement obligations	38,550	39,499
Pension and other postretirement obligations	5,059	5,183
Liability for uncertain tax positions	5,795	5,795
Other long-term liabilities	6,707	6,120
Total liabilities	156,385	157,368
Stockholders' equity
Common stock:
Class A, par value $1 per share, 5,884,740 shares outstanding (December 31, 2023 - 5,882,845 shares outstanding)	5,885	5,883
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,565,685 shares outstanding (December 31, 2023 - 1,565,819 shares outstanding)	1,566	1,566
Capital in excess of par value	29,073	28,672
Retained earnings	354,667	355,873
Accumulated other comprehensive loss	(9,578)	(9,654)
Total stockholders' equity	381,613	382,340
Total liabilities and equity	$537,998	$539,708

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31
	2024	2023
	(In thousands, except per share data)
Revenues	$53,289	$50,141
Cost of sales	46,271	46,784
Gross profit	7,018	3,357
Earnings of unconsolidated operations	13,307	13,824
Operating expenses
Selling, general and administrative expenses	15,453	14,876
Amortization of intangible assets	126	727
Gain on sale of assets	(11)	(236)
	15,568	15,367
Operating profit	4,757	1,814
Other (income) expense
Interest expense	1,111	545
Interest income	(1,127)	(1,155)
Closed mine obligations	455	409
Gain on equity securities	(1,041)	(628)
Other, net	(214)	(1,725)
	(816)	(2,554)
Income before income tax provision (benefit)	5,573	4,368
Income tax provision (benefit)	1,003	(1,324)
Net income	$4,570	$5,692

Earnings per share:
Basic earnings per share	$0.61	$0.77
Diluted earnings per share	$0.61	$0.76

Basic weighted average shares outstanding	7,452	7,428
Diluted weighted average shares outstanding	7,515	7,515

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED
	MARCH 31
	2024	2023
	(In thousands)
Net income	$4,570	$5,692
Reclassification of pension and postretirement adjustments into earnings, net of $23 and $6 tax benefit in the three months ended March 31, 2024 and March 31, 2023, respectively.	76	21
Total other comprehensive income	76	21
Comprehensive income	$4,646	$5,713

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31
	2024	2023
	(In thousands)
Operating activities
Net cash (used for) provided by operating activities	$(9,758)	$6,254

Investing activities
Expenditures for property, plant and equipment and acquisition of mineral interests	(14,483)	(7,879)
Proceeds from the sale of property, plant and equipment	11	272
Proceeds from the sale of private company equity units	—	1,153
Other	(163)	(10)
Net cash used for investing activities	(14,635)	(6,464)

Financing activities
Additions to long-term debt	1,327	2,112
Reductions of long-term debt	(1,295)	(1,456)
Net additions to revolving credit agreements	7,000	—
Cash dividends paid	(1,630)	(1,557)
Purchase of treasury shares	(4,274)	—
Net cash provided by (used for) financing activities	1,128	(901)

Cash and cash equivalents
Total decrease for the period	(23,265)	(1,111)
Balance at the beginning of the period	85,109	110,748
Balance at the end of the period	$61,844	$109,637
See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2023	$5,783	$1,566	$23,706	$404,924	$(9,013)	$426,966
Stock-based compensation	161	—	403	—	—	564
Net income	—	—	—	5,692	—	5,692
Cash dividends on Class A and Class B common stock: $0.2075 per share	—	—	—	(1,557)	—	(1,557)
Reclassification adjustment to net income, net of tax	—	—	—	—	21	21
Balance, March 31, 2023	$5,944	$1,566	$24,109	$409,059	$(8,992)	$431,686

Balance, January 1, 2024	$5,883	$1,566	$28,672	$355,873	$(9,654)	$382,340
Stock-based compensation	130	—	401	—	—	531
Purchase of treasury shares	(128)	—	—	(4,146)	—	(4,274)
Net income	—	—	—	4,570	—	4,570
Cash dividends on Class A and Class B common stock: $0.2175 per share	—	—	—	(1,630)	—	(1,630)
Reclassification adjustment to net income, net of tax	—	—	—	—	76	76
Balance, March 31, 2024	$5,885	$1,566	$29,073	$354,667	$(9,578)	$381,613

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
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

The Company has items not directly attributable to a reportable segment that are not included in the reported financial results of the operating segment. These items primarily include administrative costs related to public company reporting requirements, including management and board compensation, and the financial results of Bellaire Corporation ("Bellaire"), Mitigation Resources and other developing businesses. Bellaire manages the Company’s long-term liabilities related to former Eastern U.S. underground mining activities. Intercompany accounts and transactions are eliminated in consolidation. See Note 8 for further discussion of segment reporting.

The Company’s operating segments are further described below:

Coal Mining Segment
The Coal Mining segment operates surface coal mines under long-term contracts with power generation companies pursuant to a service-based business model. Coal is surface mined in North Dakota and Mississippi. Each mine is fully integrated with its customer's operations.

During the three months ended March 31, 2024, the Coal Mining segment's operating coal mines were: The Coteau Properties Company (“Coteau”), Coyote Creek Mining Company, LLC (“Coyote Creek”), The Falkirk Mining Company (“Falkirk”) and Mississippi Lignite Mining Company (“MLMC”). Each of these mines supply lignite coal for power generation and delivers its coal production to an adjacent power plant or synfuels plant under a long-term supply contract. While MLMC’s coal supply contract contains a take or pay provision, the contract contains a force majeure provision that allows for the temporary suspension of the take or pay provision during the duration of certain specified events beyond the control of either party; all other coal supply contracts are requirements contracts. Certain coal supply contracts can be terminated early, which would result in a reduction to future earnings.

The MLMC contract is the only coal supply contract in which the Company is responsible for all operating costs, capital requirements and final mine reclamation; therefore, MLMC is consolidated within NACCO’s financial statements. MLMC sells coal to its customer's Red Hills Power Plant at a contractually agreed-upon price which adjusts monthly, primarily based on changes in the level of established indices which reflect general U.S. inflation rates. Profitability at MLMC is affected by customer demand for coal and changes in the indices that determine sales price and actual costs incurred. As diesel fuel is heavily weighted among the indices used to determine the coal sales price, fluctuations in diesel fuel prices can result in significant fluctuations in earnings at MLMC. The Red Hills Power Plant supplies electricity to the Tennessee Valley Authority (“TVA”) under a long-term power purchase agreement. MLMC’s contract with its customer runs through April 1, 2032. TVA’s power portfolio includes coal, nuclear, hydroelectric, natural gas and renewables. The decision regarding which power plants to dispatch is determined by TVA. Reduction in dispatch of the Red Hills Power Plant will result in reduced earnings at MLMC.

On December 18, 2023, MLMC received notice from its customer related to an issue that began on December 15, 2023 as a result of an issue that impacted one of two boilers at the Red Hills Power Plant. This issue has resulted in a reduction in customer demand which will have a significant impact on the Company's 2024 results of operations. Repairs to the boiler are expected to be completed during the second half of 2024.

The Sabine Mining Company (“Sabine”) operates the Sabine Mine in Texas. All production from Sabine was delivered to Southwestern Electric Power Company's (“SWEPCO”) Henry W. Pirkey Plant (the “Pirkey Plant”). SWEPCO is an American Electric Power (“AEP”) company. As a result of the early retirement of the Pirkey Plant, Sabine ceased deliveries and final reclamation began on April 1, 2023. Funding for mine reclamation is the responsibility of SWEPCO, and Sabine receives compensation for providing mine reclamation services. Sabine will provide mine reclamation services through September 30, 2026. On October 1, 2026, SWEPCO is scheduled to acquire all of the capital stock of Sabine and complete the remaining mine reclamation.

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

NAMining Segment
The NAMining segment provides value-added contract mining and other services for producers of industrial minerals. The segment is a platform for the Company’s growth and diversification of mining activities outside of the thermal coal industry. NAMining provides contract mining services for independently owned mines and quarries, creating value for its customers by performing the mining aspects of its customers’ operations. This allows customers to focus on their areas of expertise: materials handling and processing, product sales and distribution. As of March 31, 2024, NAMining operates in Florida, Texas, Arkansas, Virginia and Nebraska. In addition, Sawtooth Mining, LLC ("Sawtooth") has exclusive responsibility for mining and mine closure services for the Thacker Pass lithium project in northern Nevada, including mine design, construction, operation and maintenance.

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

•Royalty Interest. Royalty interests generally result when the owner of a mineral interest leases the underlying minerals to an exploration and production company pursuant to an oil and gas lease. Typically, the resulting royalty interest is a cost-free percentage of production revenues for minerals extracted from the acreage. A holder of royalty interests is generally not responsible for capital expenditures or lease operating expenses, but royalty interests may be calculated net of post-production expenses, and typically have no environmental liability. Royalty interests leased to producers expire upon the expiration of the oil and gas lease and revert to the mineral owner.

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

Other Items: On December 1, 2022, the Company transferred its ownership interest in Midwest AgEnergy Group, LLC (“MAG”), a North Dakota-based ethanol business to HLCP Ethanol Holdco, LLC (“HLCP”). The Company received a payment of $1.2 million in the first quarter of 2023 in connection with a post-closing purchase price adjustment, which is included on the line "Other, net" within the accompanying Unaudited Condensed Consolidated Statements of Operations.

Basis of Presentation: These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at March 31, 2024, the results of its operations, comprehensive income, cash flows and changes in equity for the three months ended March 31, 2024 and 2023 have been included. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

The balance sheet at December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. GAAP for complete financial statements.

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

At NAMining, the management service to oversee the operation of the equipment, and delivery of aggregates or other minerals is the performance obligation accounted for as a series. Performance momentarily creates an asset that the customer simultaneously receives and consumes; therefore, control is transferred to the customer over time. Consistent with the conclusion that the customer simultaneously receives and consumes the benefits provided, an input-based measure of progress is appropriate. As each month of service is completed, revenue is recognized for the amount of actual costs incurred, plus the management fee or fixed fee and the general and administrative fee (as applicable). Fluctuations in revenue from period to period result from changes in customer demand primarily due to increases and decreases in activity levels on individual contracts and variances in reimbursable costs. Revenue from part sales is recognized upon transfer of control of the parts to the customer.

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
At the Thacker Pass lithium project, in addition to management fee income, the customer will reimburse Sawtooth for up to $50 million of capital expenditures. Sawtooth will recognize revenue over the estimated useful life of the asset on a straight-line basis as the performance obligation is satisfied over time. Sawtooth recognized $1.5 million and $0.1 million in revenue for reimbursable costs during the three months ended March 31, 2024 and 2023, respectively. In accordance with the Thacker Pass mining agreement, the customer received a $3.5 million advance from Sawtooth, which is included in the long-term contract asset. The customer will pay a $4.7 million success fee to Sawtooth upon achieving commercial mining milestones or repay the $3.5 million advance if such commercial mining milestones are not met.

Prior Period Performance Obligations
The Company records royalty income in the month production is delivered to the purchaser. As a mineral owner, the Company has limited visibility into when new wells start producing, and production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, the Company is required to estimate the amount of production delivered to the purchaser of the product and the price that will be received for the sale of the product. The expected sales volumes and prices for these properties are estimated and recorded in "Trade accounts receivable" in the accompanying Unaudited Condensed Consolidated Balance Sheets. The difference between the Company’s estimates and the actual amounts received is recorded in the month that payment is received from the third-party lessee. For the three months ended March 31, 2024 and 2023, royalty income recognized in the reporting period related to performance obligations satisfied in prior reporting periods was immaterial.

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

The following table disaggregates revenue by major sources as of March 31:

	THREE MONTHS ENDED
	MARCH 31
	2024	2023
Timing of Revenue Recognition
Goods transferred at a point in time	$15,108	$20,146
Services transferred over time	38,181	29,995
Total revenues	$53,289	$50,141

Contract Balances
The opening and closing balances of the Company’s current and long-term contract assets and liabilities and receivables are as follows:

	Contract balances
	Trade accounts receivable	Contract asset (long-term)	Contract liability (current)	Contract liability (long-term)
Balance, January 1, 2024	$37,429	$3,712	$878	$1,470
Balance, March 31, 2024	27,958	3,500	930	2,117
Increase (decrease)	$(9,471)	$(212)	$52	$647

As described above, the Company enters into royalty contracts that grant exclusive right, title, and interest in and to minerals. The transaction price consists of a variable sales-based royalty and, in certain arrangements, a fixed component in the form of an up-front lease bonus payment. The timing of the payment of the fixed portion of the transaction price is upfront, however, the performance obligation is satisfied over the primary term of the contract, which is generally three to five years. Therefore, at the time any such up-front payment is received, a contract liability is recorded which represents deferred revenue. The amount of royalty revenue recognized in both of the three months ended March 31, 2024 and 2023 included in the opening contract liability was $0.2 million. This revenue consists of up-front lease bonus payments received under royalty contracts that are recognized over the primary term of the royalty contracts, which are generally three to five years.

The Company expects to recognize an additional $0.9 million in the remainder of 2024, $1.2 million in 2025, $0.1 million in 2026, less than $0.1 million in 2027 and $0.8 million in the years after 2027 related to the contract liability remaining at March 31, 2024. The difference between the opening and closing balances of the Company’s contract balances results from the timing difference between the Company’s performance and the customer’s payment.

The Company has no contract assets recognized from the costs to obtain or fulfill a contract with a customer.

NOTE 3—Inventories

Inventories are summarized as follows:

	MARCH 31 2024	DECEMBER 31 2023
Coal	$19,576	$23,784
Mining supplies	56,179	53,216
Total inventories	$75,755	$77,000

During the three months ended March 31, 2024 and 2023, the Company recorded a $2.5 million and a $2.4 million inventory impairment charge, respectively, in the line “Cost of sales” in the accompanying Unaudited Condensed Consolidated Statements of Operations as mining costs exceeded net realizable value at MLMC.

NOTE 4—Stockholders' Equity

Stock Repurchase Program: On November 7, 2023, the Company's Board of Directors approved a stock repurchase program ("2023 Stock Repurchase Program") providing for the purchase of up to $20.0 million of the Company’s outstanding Class A common stock through December 31, 2025. NACCO's previous repurchase program would have expired on December 31, 2023 but was terminated and replaced by the 2023 Stock Repurchase Program. During the three months ended March 31, 2024, the Company repurchased 127,687 shares of Class A Common Stock under the 2023 Stock Repurchase Program for an aggregate purchase price of $4.3 million.

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

NOTE 5—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Date	(Level 1)	(Level 2)	(Level 3)
	March 31, 2024
Assets:
Equity securities	$18,284	$18,284	$—	$—
	$18,284	$18,284	$—	$—

	December 31, 2023
Assets:
Equity securities	$17,208	$17,208	$—	$—
	$17,208	$17,208	$—	$—

Bellaire Corporation (“Bellaire”) is a non-operating subsidiary of the Company with legacy liabilities relating to closed mining operations, primarily former Eastern U.S. underground coal mining operations. Prior to 2023, Bellaire contributed $5.0 million to establish a mine water treatment trust (the "Mine Water Treatment Trust") to assure the long-term treatment of post-mining discharge. Bellaire's Mine Water Treatment Trust invests in equity securities that are reported at fair value based upon quoted market prices in active markets for identical assets; therefore, they are classified as Level 1 within the fair value hierarchy. The fair value of the Mine Water Treatment Trust was $11.9 million and $11.2 million at March 31, 2024 and December 31, 2023, respectively, and is included in Other non-current assets in the accompanying Unaudited Consolidated Balance Sheets. The Company recognized a gain of $0.7 million and $0.6 million during the three months ended March 31, 2024 and 2023, respectively, related to the Mine Water Treatment Trust.

Prior to 2023, the Company invested $2.0 million in equity securities of a public company with a diversified portfolio of royalty producing mineral interests. The investment is reported at fair value based upon quoted market prices in active markets for identical assets; therefore, it is classified as Level 1 within the fair value hierarchy. The fair value of this investment was $6.4 million and $6.0 million at March 31, 2024 and December 31, 2023, respectively, and is included in Other non-current assets in the accompanying Unaudited Consolidated Balance Sheets. The Company recognized a gain of $0.4 million and $0.1 million during the three months ended March 31, 2024 and 2023, respectively, related to the investment in these equity securities.

The change in fair value of equity securities is reported on the line Gain on equity securities in the Other (income) expense section of the Unaudited Condensed Consolidated Statements of Operations.

There were no transfers into or out of Levels 1, 2 or 3 during the three months ended March 31, 2024 and 2023.

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

The Investment in the unconsolidated subsidiaries and related tax positions totaled $13.8 million and $12.4 million at March 31, 2024 and December 31, 2023, respectively. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $4.8 million and $5.0 million at March 31, 2024 and December 31, 2023, respectively. Earnings of unconsolidated operations were $13.3 million and $13.8 million during the three months ended March 31, 2024 and 2023, respectively.

NACCO Natural Resources Corporation ("NACCO Natural Resources"), a wholly-owned subsidiary of NACCO, is a party to certain guarantees related to Coyote Creek. Under certain circumstances of default or termination of Coyote Creek’s Lignite Sales Agreement (“LSA”), NACCO Natural Resources would be obligated for payment of a "make-whole" amount to Coyote Creek’s third-party lenders. The “make-whole” amount is based on the excess, if any, of the discounted value of the remaining scheduled debt payments over the principal amount. In addition, in the event Coyote Creek’s LSA is terminated by Coyote Creek’s customers, NACCO Natural Resources is obligated to purchase Coyote Creek’s dragline and rolling stock for the then net book value of those assets. To date, no payments have been required from NACCO Natural Resources since the inception of these guarantees. The Company believes that the likelihood NACCO Natural Resources would be required to perform under the guarantees is remote, and no amounts related to these guarantees have been recorded.

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

All financial statement line items below operating profit (other income including interest expense and interest income, the provision (benefit) for income taxes and net income) are presented and discussed within this Form 10-Q on a consolidated basis.

The following table presents Revenues, Cost of sales, Earnings of unconsolidated operations, Operating expenses, Operating profit (loss), Expenditures for property, plant and equipment and acquisition of mineral interests and Depreciation, depletion and amortization expense:

	THREE MONTHS ENDED
	MARCH 31
	2024	2023
Revenues
Coal Mining	$15,545	$20,653
NAMining	24,483	20,633
Minerals Management	10,401	8,285
Unallocated Items	3,262	1,191
Eliminations	(402)	(621)
Total	$53,289	$50,141

Cost of sales
Coal Mining	$20,943	$25,878
NAMining	21,671	19,241
Minerals Management	1,364	1,052
Unallocated Items	2,712	1,214
Eliminations	(419)	(601)
Total	$46,271	$46,784

Earnings of unconsolidated operations
Coal Mining	$12,007	$12,466
NAMining	1,365	1,358
Minerals Management	(65)	—
Total	$13,307	$13,824

Operating expenses*
Coal Mining	$7,026	$6,928
NAMining	1,822	1,920
Minerals Management	1,042	1,189
Unallocated Items	5,678	5,330
Total	$15,568	$15,367

Operating profit (loss)
Coal Mining	$(417)	$313
NAMining	2,355	830
Minerals Management	7,930	6,044
Unallocated Items	(5,128)	(5,353)
Eliminations	17	(20)
Total	$4,757	$1,814

*Operating expenses consist of Selling, general and administrative expenses, Amortization of intangible assets and (Gain) loss on sale of assets.

	THREE MONTHS ENDED
	MARCH 31
	2024	2023
Expenditures for property, plant and equipment and acquisition of mineral interests
Coal Mining	$1,794	$2,686
NAMining	5,818	4,423
Minerals Management	136	344
Unallocated Items	6,735	426
Total	$14,483	$7,879

Depreciation, depletion and amortization
Coal Mining	$2,214	$4,240
NAMining	2,256	1,886
Minerals Management	993	811
Unallocated Items	229	82
Total	$5,692	$7,019

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

All financial statement line items below operating profit (other income, including interest expense and interest income, the provision (benefit) for income taxes and net income) are presented and discussed within this Form 10-Q on a consolidated basis.

The Company’s operating segments are further described below:

Coal Mining Segment
The Coal Mining segment operates surface coal mines under long-term contracts with power generation companies pursuant to a service-based business model. Coal is surface mined in North Dakota and Mississippi. Each mine is fully integrated with its customer's operations.

During the three months ended March 31, 2024, the Coal Mining segment's operating coal mines were: The Coteau Properties Company (“Coteau”), Coyote Creek Mining Company, LLC (“Coyote Creek”), The Falkirk Mining Company (“Falkirk”) and Mississippi Lignite Mining Company (“MLMC”). Each of these mines supply lignite coal for power generation and delivers its coal production to an adjacent power plant or synfuels plant under a long-term supply contract. While MLMC’s coal supply contract contains a take or pay provision, the contract contains a force majeure provision that allows for the temporary suspension of the take or pay provision during the duration of certain specified events beyond the control of either party; all other coal supply contracts are requirements contracts. Certain coal supply contracts can be terminated early, which would result in a reduction to future earnings.

The MLMC contract is the only coal supply contract in which the Company is responsible for all operating costs, capital requirements and final mine reclamation; therefore, MLMC is consolidated within NACCO’s financial statements. MLMC sells coal to its customer's Red Hills Power Plant at a contractually agreed-upon price which adjusts monthly, primarily based on changes in the level of established indices which reflect general U.S. inflation rates. Profitability at MLMC is affected by customer demand for coal and changes in the indices that determine sales price and actual costs incurred. As diesel fuel is heavily weighted among the indices used to determine the coal sales price, fluctuations in diesel fuel prices can result in significant fluctuations in earnings at MLMC. The Red Hills Power Plant supplies electricity to the Tennessee Valley Authority (“TVA”) under a long-term power purchase agreement. MLMC’s contract with its customer runs through April 1, 2032. TVA’s power portfolio includes coal, nuclear, hydroelectric, natural gas and renewables. The decision regarding which power plants to dispatch is determined by TVA. Reduction in dispatch of the Red Hills Power Plant will result in reduced earnings at MLMC.

On December 18, 2023, MLMC received notice from its customer related to an issue that began on December 15, 2023 as a result of an issue that impacted one of two boilers at the Red Hills Power Plant. This issue has resulted in a reduction in customer demand which will have a significant impact on the Company's 2024 results of operations. Repairs to the boiler are expected to be completed during the second half of 2024.

The Sabine Mining Company (“Sabine”) operates the Sabine Mine in Texas. All production from Sabine was delivered to Southwestern Electric Power Company's (“SWEPCO”) Henry W. Pirkey Plant (the “Pirkey Plant”). SWEPCO is an American Electric Power (“AEP”) company. As a result of the early retirement of the Pirkey Plant, Sabine ceased deliveries and final reclamation began on April 1, 2023. Funding for mine reclamation is the responsibility of SWEPCO, and Sabine receives compensation for providing mine reclamation services. Sabine will provide mine reclamation services through September 30, 2026. On October 1, 2026, SWEPCO is scheduled to acquire all of the capital stock of Sabine and complete the remaining mine reclamation.

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

NAMining Segment
The NAMining segment provides value-added contract mining and other services for producers of industrial minerals. The segment is a platform for the Company’s growth and diversification of mining activities outside of the thermal coal industry. NAMining provides contract mining services for independently owned mines and quarries, creating value for its customers by performing the mining aspects of its customers’ operations. This allows customers to focus on their areas of expertise: materials handling and processing, product sales and distribution. As of March 31, 2024, NAMining operates in Florida, Texas, Arkansas, Virginia and Nebraska. In addition, Sawtooth Mining, LLC ("Sawtooth") has exclusive responsibility for mining and mine closure services for the Thacker Pass lithium project in northern Nevada, including mine design, construction, operation and maintenance .

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

•Royalty Interest. Royalty interests generally result when the owner of a mineral interest leases the underlying minerals to an exploration and production company pursuant to an oil and gas lease. Typically, the resulting royalty interest is a cost-free percentage of production revenues for minerals extracted from the acreage. A holder of royalty interests is generally not responsible for capital expenditures or lease operating expenses, but royalty interests may be calculated net of post-production expenses, and typically have no environmental liability. Royalty interests leased to producers expire upon the expiration of the oil and gas lease and revert to the mineral owner.

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

Government Regulation Update
On April 25, 2024, the Environmental Protection Agency (“EPA”) issued a pre-publication version of the final rules for Greenhouse Gas (“GHG”) emissions and Mercury Air Toxics Standards (“MATS”). The final MATS and GHG rules will require compliance as early as 2027 and 2030, respectively. The Company is in the process of determining the implications of these rules. Previous efforts by the EPA were met with extensive litigation and the Company anticipates a similar response to the new GHG and MATS rules.

Preliminary review of the GHG rules indicate that the compliance deadline for coal-fired plants planning to install carbon capture and sequestration/storage technology has been extended to January 1, 2032. If a coal-fired plant intends to close prior to 2032, no controls will be required and if a plant plans to close between 2032 and 2039, they must begin co-firing with natural gas by January 1, 2030.

Preliminary review of the final MATS rules indicate that the EPA significantly reduced the fine particulate matter emission standard for all existing coal-fired electric generating units and will require continuous monitoring equipment to demonstrate compliance. Furthermore, the EPA elected to remove the lignite subcategory for mercury limits and will require lignite-fired electric generating units to meet the same standard as other types of coal.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Refer to the discussion of the Company's Critical Accounting Policies and Estimates as disclosed on pages 52 through 53 in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. The Company's Critical Accounting Policies and Estimates have not materially changed since December 31, 2023.

CONSOLIDATED FINANCIAL SUMMARY

The results of operations for NACCO were as follows for the three months ended March 31:

	THREE MONTHS
	2024	2023
Revenues:
Coal Mining	$15,545	$20,653
NAMining	24,483	20,633
Minerals Management	10,401	8,285
Unallocated Items	3,262	1,191
Eliminations	(402)	(621)
Total revenue	$53,289	$50,141
Operating profit (loss):
Coal Mining	$(417)	$313
NAMining	2,355	830
Minerals Management	7,930	6,044
Unallocated Items	(5,128)	(5,353)
Eliminations	17	(20)
Total operating profit	4,757	1,814
Interest expense	1,111	545
Interest income	(1,127)	(1,155)
Closed mine obligations	455	409
Gain on equity securities	(1,041)	(628)
Other, net	(214)	(1,725)
Other income, net	(816)	(2,554)
Income before income tax provision (benefit)	5,573	4,368
Income tax provision (benefit)	1,003	(1,324)
Net income	$4,570	$5,692

Effective income tax rate	18.0%	(30.3)%

The components of the change in revenues and operating profit are discussed below in "Segment Results."

First Quarter of 2024 Compared with First Quarter of 2023

Other (income) expense, net

Interest expense increased in the first quarter of 2024 compared with the respective 2023 period due to higher average borrowings as well as an increase in interest rates.

Gain on equity securities represents changes in the market price of invested assets reported at fair value. The change in the first quarter of 2024 compared with the respective 2023 period was due to fluctuations in the market prices of the exchange-traded equity securities. See Note 5 to the Unaudited Condensed Consolidated Financial Statements for further discussion of equity securities.

On December 1, 2022, the Company transferred its ownership interest in Midwest AgEnergy Group, LLC (“MAG”), a North Dakota-based ethanol business to HLCP Ethanol Holdco, LLC (“HLCP”). The Company received a payment of $1.2 million in the first quarter of 2023 in connection with a post-closing purchase price adjustment, which is included on the line "Other, net" within the accompanying Unaudited Condensed Consolidated Statements of Operations.

Income Taxes

The Company evaluates and updates its estimated annual effective income tax rate on a quarterly basis based on current and forecasted operating results and tax laws. Consequently, based upon the mix and timing of actual earnings compared to projections of earnings between entities that benefit from percentage depletion and those that do not, the effective tax rate may vary quarterly and may make quarterly comparisons not meaningful. The benefit of percentage depletion is not directly related to the amount of consolidated pre-tax income recorded in a period. Accordingly, in periods where income before tax is relatively small, the proportional effect of the benefit from percentage depletion on the effective tax rate may be significant. In addition, as a result of the forecasted loss before income tax as of March 31, 2023, the effect of the benefit from percentage depletion resulted in a negative forecasted effective tax rate. Each quarter, the Company updates its estimate of the annual effective tax rate and the cumulative impact of the change in the estimated annual tax rate is recorded, which can additionally make quarterly comparisons not meaningful.

LIQUIDITY AND CAPITAL RESOURCES OF NACCO

Cash Flows

The following tables detail NACCO's changes in cash flow for the three months ended March 31:

	2024	2023	Change
Operating activities:
Net cash (used for) provided by operating activities	$(9,758)	$6,254	$(16,012)

Investing activities:
Expenditures for property, plant and equipment and acquisition of mineral interests	(14,483)	(7,879)	(6,604)
Other	(152)	1,415	(1,567)
Net cash used for investing activities	(14,635)	(6,464)	(8,171)
Cash flow before financing activities	$(24,393)	$(210)	$(24,183)

The $16.0 million change in net cash (used for) provided by operating activities was primarily due to an unfavorable change in working capital, which was mainly the result of increases in Other current assets and Accounts receivable from affiliates during the first quarter of 2024 compared with significant decreases in the first quarter of 2023. The change in Other current assets was primarily due to changes in accrued royalties. The change in Accounts receivable from affiliates is primarily attributable to the amount and timing of payments from unconsolidated subsidiaries.

In addition, the Company entered into an Accounts Receivable Financing Program with a third party banking institution on March 14, 2024 for the sale of certain accounts receivables. Accounts receivable sold under the Accounts Receivable Financing Program for the quarter ended March 31, 2024 were $6.1 million. The net proceeds received were included in Net cash (used for) provided by operating activities in the Unaudited Consolidated Statement of Cash Flows.

	2024	2023	Change
Financing activities:
Net additions to long-term debt and revolving credit agreement	$7,032	$656	$6,376
Cash dividends paid	(1,630)	(1,557)	(73)
Purchase of treasury shares	(4,274)	—	(4,274)
Net cash provided by (used for) financing activities	$1,128	$(901)	$2,029

The change in net cash provided by (used for) financing activities was primarily due to an increase in debt borrowings during the first three months of 2024 compared with the first three months of 2023, partially offset by share repurchases during the first quarter of 2024.

Financing Activities

NACCO Natural Resources Corporation (“NACCO Natural Resources”), maintains a secured revolving line of credit of up to $150.0 million (the “Facility”) that expires in November 2025. Borrowings outstanding under the Facility were $17.0 million at

March 31, 2024. At March 31, 2024, the excess availability under the Facility was $100.4 million, which reflects a reduction for outstanding letters of credit of $32.6 million.

NACCO has not guaranteed any borrowings of NACCO Natural Resources. The Facility allows for the payment to NACCO of dividends and advances under certain circumstances. Dividends (to the extent permitted by the Facility) and management fees are the primary sources of cash for NACCO and enable the Company to pay dividends to stockholders and repurchase shares.

The Facility has performance-based pricing, which sets interest rates based upon NACCO Natural Resources achieving various levels of debt to EBITDA ratios, as defined in the Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective March 31, 2024, for base rate and SOFR loans were 1.23% and 2.23%, respectively. The Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.34% on the unused commitment at March 31, 2024.

The Facility contains restrictive covenants, which require, among other things, NACCO Natural Resources to maintain a maximum net debt to EBITDA ratio of 2.75 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 1.50 to 1.00, or if greater than 1.50 to 1.00, a Fixed Charge Coverage Ratio of 1.10 to 1.00, in conjunction with maintaining unused availability thresholds of borrowing capacity, as defined in the Facility, of $15.0 million. At March 31, 2024, NACCO Natural Resources was in compliance with all financial covenants in the Facility.

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

Expenditures for property, plant and equipment and mineral interests

Expenditures for property, plant and equipment and mineral interests were $14.5 million during the first three months of 2024, primarily for the acquisition of land at Mitigation Resources and equipment at NAMining. Planned expenditures for the remainder of 2024 are expected to be approximately $11 million in the Coal Mining segment, $27 million in the NAMining segment, $20 million in the Minerals Management segment and $3 million in Unallocated Items.

Expenditures are expected to be funded from internally generated funds and/or bank borrowings.

Capital Structure

NACCO's consolidated capital structure is presented below:

	MARCH 31 2024	DECEMBER 31 2023	Change
Cash and cash equivalents	$61,844	$85,109	$(23,265)
Other net tangible assets	386,952	349,934	37,018
Intangible assets, net	5,880	6,006	(126)
Net assets	454,676	441,049	13,627
Total debt	(49,875)	(35,956)	(13,919)
Bellaire closed mine obligations	(23,188)	(22,753)	(435)
Total equity	$381,613	$382,340	$(727)
Debt to total capitalization	12%	9%	3%

The increase in other net tangible assets at March 31, 2024 compared with December 31, 2023 was mainly the result of increases in Property, plant and equipment and Prepaid insurance during the first quarter of 2024.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2023, there have been no significant changes in the total amount of NACCO's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 58 in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of certain guarantees related to Coyote Creek.

SEGMENT RESULTS

COAL MINING SEGMENT

FINANCIAL REVIEW

Tons of coal delivered by the Coal Mining segment were as follows for the three months ended March 31:

	THREE MONTHS
	2024	2023
Unconsolidated operations	5,480	6,192
Consolidated operations	455	711
Total tons delivered	5,935	6,903

The results of operations for the Coal Mining segment were as follows for the three months ended March 31:

	THREE MONTHS
	2024	2023
Revenues	$15,545	$20,653
Cost of sales	20,943	25,878
Gross loss	(5,398)	(5,225)
Earnings of unconsolidated operations(a)	12,007	12,466
Selling, general and administrative expenses	6,910	6,437
Amortization of intangible assets	126	727
Gain on sale of assets	(10)	(236)
Operating (loss) profit	$(417)	$313
(a) See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.

Revenues decreased 24.7% in the first quarter of 2024 compared with the first quarter of 2023 primarily due to a reduction in customer requirements at MLMC as a result of an ongoing issue that impacts one of two boilers at the Red Hills Power Plant. Repairs to the boiler are expected to be completed during the second half of 2024.

The following table identifies the components of change in Operating (loss) profit for the first quarter of 2024 compared with the first quarter of 2023:

Operating (Loss) Profit
2023	$313
Increase (decrease) from:
Selling, general and administrative expenses	(473)
Earnings of unconsolidated operations	(459)
Gain on sale of assets	(226)
Gross loss	(173)
Amortization of intangibles	601
2024	$(417)

Operating (loss) profit decreased $0.7 million in the first quarter of 2024 compared with the first quarter of 2023 primarily due to an increase in selling, general and administrative expenses and a decrease in the earnings of unconsolidated operations.

The increase in selling, general and administrative expenses was primarily due to higher employee-related costs.

The decrease in the earnings of unconsolidated operations was primarily due to a reduction in customer requirements at Coteau.

The reduction in revenues at MLMC was offset by a reduction in cost of goods sold, resulting in a comparable gross loss in both the first quarter of 2024 and 2023. Gross loss in the first quarter of 2024 and the first quarter of 2023 included a $2.5 million and $2.4 million inventory impairment charge, respectively, to write down MLMC's coal inventory to its net realizable value.

NORTH AMERICAN MINING ("NAMining") SEGMENT

FINANCIAL REVIEW
Tons delivered by the NAMining segment were as follows for the three months ended March 31:

	THREE MONTHS
	2024	2023
Total tons delivered	15,173	14,829

The results of operations for the NAMining segment were as follows for the three months ended March 31:

	THREE MONTHS
	2024	2023
Total revenues	$24,483	$20,633
Reimbursable costs	12,855	12,092
Revenues excluding reimbursable costs	$11,628	$8,541

Total revenues	$24,483	$20,633
Cost of sales	21,671	19,241
Gross profit	2,812	1,392
Earnings of unconsolidated operations(a)	1,365	1,358
Selling, general and administrative expenses	1,823	1,920
Gain on sale of assets	(1)	—
Operating profit	$2,355	$830
(a) See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.

Total revenues increased 18.7% in the first quarter of 2024 compared with the first quarter of 2023 primarily due to an improvement at the consolidated quarries. An increase in reimbursable costs at Sawtooth, which have an offsetting amount in cost of sales and have no impact on operating profit, also contributed to the improvement in total revenues.

The following table identifies the components of change in Operating profit for the first quarter of 2024 compared with the first quarter of 2023:

Operating Profit
2023	$830
Increase (decrease) from:
Gross profit	1,420
Selling, general and administrative expenses	97
Earnings of unconsolidated operations	7
Gain on sale of assets	1
2024	$2,355

Operating profit increased $1.5 million in the first quarter of 2024 compared with the first quarter of 2023 primarily due to an increase in gross profit. This improvement was mainly the result of favorable pricing and delivery mix and improved margins at the limestone quarries resulting from mutually beneficial contract amendments.

MINERALS MANAGEMENT SEGMENT
FINANCIAL REVIEW

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

	March 31, 2024		March 31, 2023
	Gross	Net	Gross	Net
Oil	1,740	8.8	1,048	3.3
Natural Gas	261	12.9	251	10.1
Total	2,001	21.7	1,299	13.4

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

Oil and natural gas prices have been historically volatile and may continue to be volatile in the future. The table below demonstrates such volatility with the average price as reported by the United States Energy Information Administration for the three months ended March 31:

	2024	2023
West Texas Intermediate Average Crude Oil Price	$77.56	$76.08
Henry Hub Average Natural Gas Price	$2.13	$2.65
The following table sets forth the estimated oil and natural gas production data related to the Company’s mineral and royalty interests as well as certain price and cost information for the three months ended March 31:

	2024 (4)	2023 (4)
Production data:
Oil (bbl) (1)	38,194	24,024
NGL (bbl) (1)	12,542	14,375
Residue gas (Mcf) (2)	2,143,948	1,874,900
Total BOE (3)	408,060	350,882
Average realized prices:
Oil (bbl) (1)	$69.07	$69.82
NGL (bbl) (1)	$23.83	$23.81
Residue gas (Mcf) (2)	$2.84	$3.12
Average unit cost
BOE (3)	$2.31	$3.80
(1) Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume.
(2) Mcf. One thousand cubic feet of natural gas at the contractual pressure and temperature bases.
(3) BOE. Barrel of Oil Equivalent, a conversion factor of 6 MCF of gas was used for 1 equivalent bbl of oil.
(4) As an owner of mineral and royalty interests, the Company’s access to information concerning activity and operations of its royalty and mineral interests is limited. As a result, the Company estimated February and March 2024 data with volumes projected from prior well production and pricing based on public pricing data adjusted for expense information.

The results of operations for the Minerals Management segment were as follows for the three months ended March 31:

	2024	2023
Revenues	$10,401	$8,285
Cost of sales	1,364	1,052
Gross profit	9,037	7,233
Loss from unconsolidated operations	(65)	—
Selling, general and administrative expenses	1,042	1,189
Operating profit	$7,930	$6,044

Revenues and operating profit increased in the first quarter of 2024 compared with the respective 2023 period, primarily due to an increase in production volumes.

UNALLOCATED ITEMS AND ELIMINATIONS

FINANCIAL REVIEW

Unallocated Items and Eliminations were as follows for the three months ended March 31:

	THREE MONTHS
	2024	2023
Operating loss	$(5,111)	$(5,373)

The operating loss in the first quarter of 2024 decreased compared with the respective 2023 period due to higher earnings at Mitigation Resources.

NACCO Industries, Inc. Outlook

Coal Mining Outlook
In 2024, the Company expects overall coal deliveries to increase modestly from 2023 levels primarily due to anticipated higher deliveries at Coteau and Falkirk. These improvements are expected to be partly offset by reduced deliveries at MLMC, due to an ongoing boiler issue, and the cessation of coal deliveries at the Company's Sabine Mine in April 2023.

Strong operating profit compared with a significant 2023 operating loss, which included a $60.8 million impairment charge, and substantially higher Segment Adjusted EBITDA are expected in 2024. These anticipated increases are primarily due to an expected improvement in results at MLMC and higher earnings at Falkirk and Coteau in the second half of 2024.

MLMC expects to incur a loss in 2024, albeit significantly less than in 2023, mainly as a result of fewer tons delivered. While total production costs at MLMC are anticipated to decrease substantially from 2023 levels, they are expected to remain above historical levels throughout 2024 until deliveries return to normal and a pit extension is completed later this year. In addition, the effect of the impairment charge taken in 2023 will result in lower depreciation and amortization expense and contribute to the lower production costs.

An anticipated increase in 2024 earnings at the unconsolidated coal mining operations is driven primarily by an expectation for increased deliveries at Coteau and Falkirk, as well as a higher per ton management fee at Falkirk beginning in June 2024 when temporary price concessions end.

2024 capital expenditures are expected to total approximately $13 million.

NAMining Outlook
In 2023, NAMining executed a 15-year contract to mine phosphate at a quarry in central Florida. Production is expected to commence in the second quarter of 2024 once commissioning of a dragline is complete. The business also amended and extended existing limestone contracts in late 2023 that contain mutually advantageous contract terms and expanded the scope of work with another customer. As a result of these new and modified contracts, as well as improvements at existing operations, NAMining expects substantial quarterly growth in operating profit and Segment Adjusted EBITDA in each remaining 2024 quarter, leading to significantly improved full-year results over 2023.

Sawtooth has exclusive responsibility for mining and mine closure services at Thacker Pass, including mine design,

construction, operation and maintenance. Thacker Pass is owned by Lithium Americas Corp. (TSX: LAC) (NYSE: LAC). Thacker Pass will supply all of Lithium Americas' lithium-bearing ore requirements. In March 2023, Lithium Americas commenced construction at Thacker Pass. With construction underway, Sawtooth acquired mining equipment totaling $23.3 million in 2023. These capital expenditures will be reimbursed by Lithium Americas over a five-year period, and Sawtooth will recognize the associated revenue over the estimated useful life of the asset. Sawtooth will be reimbursed for all costs of mining and mine closure and will recognize a contractually agreed upon production fee. The Company expects to continue to recognize moderate income prior to the commencement of Phase 1 lithium production, estimated to begin in 2027/2028.

In 2024, capital expenditures are expected to be approximately $33 million. These expenditures are primarily for the acquisition of draglines and dragline parts, as well as other equipment to support existing contracts and the new and modified contracts previously discussed.

Minerals Management Outlook
The Minerals Management segment derives income primarily from royalty-based leases under which lessees make payments to the Company based on their sale of natural gas, oil, natural gas liquids and coal, extracted primarily by third parties. As an owner of royalty and mineral interests, the Company’s access to information concerning activity and operations with respect to its interests is limited. The Company's expectations are based on the best information currently available. Changing prices of natural gas and oil could have a significant impact on Minerals Management’s operating profit.

In December 2023, Minerals Management completed a significant acquisition of mineral interests within the Midland Basin, the eastern sub-basin of the oil-rich Permian Basin, which included 43.4 thousand gross acres and 2.5 thousand net royalty acres. This acquisition is expected to continue to be accretive to 2024 earnings and provide opportunities for longer-term growth.

In 2024, operating profit and Segment Adjusted EBITDA are expected to decrease moderately compared with the prior year, excluding the 2023 impairment charge of $5.1 million. Lower operating expenses are expected to partially offset the anticipated profit decline. The forecasted reduction in profitability is primarily driven by current market expectations for natural gas and oil market prices, as well as development and production assumptions on currently owned reserves. .

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

Mitigation Resources Outlook
Mitigation Resources continues to build on the substantial foundation it has established over the past several years. Mitigation Resources currently has ten mitigation banks and four permittee-responsible mitigation projects located in Tennessee, Mississippi, Alabama, Texas, Florida and Pennsylvania. In addition, Mitigation Resources is providing ecological restoration services for abandoned surface mines, as well as pursuing additional environmental restoration projects. It was named a designated provider of abandoned mine land restoration by the State of Texas. Mitigation Resources anticipates expanding its business in 2024, with a focus on generating a modest operating profit by 2025 and achieving sustainable profitability in future years.

Consolidated Outlook
Overall, the Company expects to generate net income in 2024 compared with the substantial 2023 consolidated net loss, which included a $65.9 million impairment charge. Adjusted EBITDA is also expected to increase significantly over 2023. These improvements are primarily due to anticipated increased profitability at the Coal Mining segment from improved results at MLMC, Falkirk and Coteau. The effect of NAMining's growth and profit improvement initiatives are also expected to contribute to improved 2024 results. Additional contracts for NAMining or Mitigation Resources, or the acquisition of additional mineral interests at Minerals Management could be accretive to the current forecast.

The Company is taking steps to terminate its defined benefit pension plan in 2024. In connection with this action, NACCO is anticipating a non-cash settlement charge in the second half of the year, which is expected to partly offset the improved 2024 operating results.

Consolidated capital expenditures are expected to total approximately $76 million in 2024. In 2024, cash flow before financing activities is expected to be a moderate use of cash.

Long-term Growth and Diversification
Management is focused on transforming NACCO into a broad-based natural resources company and is optimistic about the Company's long-term business outlook. NACCO's businesses provide critical inputs for electricity generation, construction and development, and the production of industrial minerals and chemicals. Increasing demand for electricity, on-shoring and current federal policies are creating favorable macroeconomic trends within these industries. The Company believes its businesses have competitive advantages that provide value to customers and create long-term value for stockholders. The Company is pursuing growth and diversification by strategically leveraging its core mining and natural resources management skills to build a strong portfolio of affiliated businesses. Opportunities for growth remain strong. Acquisitions of additional mineral interests and improvements in the outlook for Coal Mining segment customers, as well as new contracts at Mitigation Resources and NAMining should be accretive to the Company's outlook.

The Minerals Management segment continues to pursue acquisitions of mineral and royalty interests in the United States. Catapult, the Company’s business unit focused on managing and expanding the Company’s portfolio of oil and gas mineral and royalty interests, has developed a strong network to source and secure new acquisitions. The goal is to construct a high-quality diversified portfolio of oil and gas mineral and royalty interests in the United States that delivers near-term cash flow yields and long-term projected growth. The Company believes this business will provide unlevered after-tax returns on invested capital in the mid-teens as it matures. This business model has the potential to deliver higher average operating margins over the life of a reserve than traditional oil and gas companies that bear the cost of exploration, production and/or development as these costs are borne entirely by third-party exploration and development companies that lease the minerals.

NAMining is focused on continuing to evaluate new business opportunities and drive profitable growth in line with refined strategic objectives. After pausing on business development in early 2023, NAMining has better identified how to enhance operational excellence, where to focus and scale, and how to drive profitable growth. New contracts and contract extensions are central to the business' organic growth strategy, and the Company expects NAMining to be a substantial contributor to operating profit over time.

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

NACCO also continues to pursue activities which can strengthen the resiliency of its existing coal mining operations. The Company remains focused on managing coal production costs and maximizing efficiencies and operating capacity at mine locations to help customers with management fee contracts be more competitive. These activities benefit both customers and the Company's Coal Mining segment, as fuel cost is a significant driver for power plant dispatch. Increased power plant dispatch results in increased demand for coal by the Coal Mining segment's customers. Fluctuating natural gas prices, weather and availability of renewable energy sources, such as wind and solar, could affect the amount of electricity dispatched from coal-fired power plants. While the Company realizes the coal mining industry faces political and regulatory challenges and demand for coal is projected to decline over the longer-term, the Company believes coal should be an essential part of the energy mix in the United States for the foreseeable future.

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

NACCO is committed to maintaining a conservative capital structure as it continues to grow and diversify, while avoiding unnecessary risk. The Company believes strategic diversification will generate cash that can be re-invested to strengthen and expand the businesses. The Company also continues to maintain the highest levels of customer service and operational excellence with an unwavering focus on safety and environmental stewardship.

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) changes to or termination of customer or other third-party contracts, or a customer or other third party default under a contract, (2) any customer's premature facility closure or extended project development delay, (3) regulatory actions, including the United States Environmental Protection Agency's 2023 proposed rules relating to mercury and greenhouse gas emissions for coal-fired power plants, changes in mining permit requirements or delays in obtaining mining permits that could affect deliveries to customers, (4) a significant reduction in purchases by the Company's customers, including as a result of changes in coal consumption patterns of U.S. electric power generators, or changes in the power industry that would affect demand for the Company's coal and other mineral reserves, (5) changes in the prices of hydrocarbons, particularly diesel fuel, natural gas, natural gas liquids and oil as result of factors such as OPEC and/or government actions, geopolitical developments, economic conditions and regulatory changes, as well as supply and demand dynamics, (6) changes in development plans by third-party lessees of the Company's mineral interests, (7) failure or delays by the Company's lessees in achieving expected production of natural gas and other hydrocarbons; the availability and cost of transportation and processing services in the areas where the Company's oil and gas reserves are located; federal and state legislative and regulatory initiatives relating to hydraulic fracturing and U.S. export of natural gas; and the ability of lessees to obtain capital or financing needed for well-development operations and leasing and development of oil and gas reserves on federal lands, (8) failure to obtain adequate insurance coverages at reasonable rates, (9) supply chain disruptions, including price increases and shortages of parts and materials, (10) changes in tax laws or regulatory requirements, including the elimination of, or reduction in, the percentage depletion tax deduction, changes in mining or power plant emission regulations and health, safety or environmental legislation, (11) the ability of the Company to access credit in the current economic environment, or obtain financing at reasonable rates, or at all, and to maintain surety bonds for mine reclamation as a result of current market sentiment for fossil fuels, (12) impairment charges, (13) changes in costs related to geological and geotechnical conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (14) weather conditions, extended power plant outages, liquidity events or other events that would change the level of customers' coal or aggregates requirements, (15) weather or equipment problems that could affect deliveries to customers, (16) changes in the costs to reclaim mining areas, (17) costs to pursue and develop new mining, mitigation, oil and gas and solar development opportunities and other value-added service opportunities, (18) delays or reductions in coal or aggregates deliveries, (19) the ability to successfully evaluate investments and achieve intended financial results in new business and growth initiatives, (20) disruptions from natural or human causes, including severe weather, accidents, fires, earthquakes and terrorist acts, any of which could result in suspension of operations or harm to people or the environment, and (21) the ability to attract, retain, and replace workforce and administrative employees.

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
Changes in internal control over financial reporting: During the first quarter of 2024, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
    None.

Item 1A    Risk Factors
During the quarter ended March 31, 2024, there have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities (1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
Month #1 (January 1 to 31, 2024)	34,616	$36.49	34,616	$17,222,979
Month #2 (February 1 to 29, 2024)	37,803	$35.38	37,803	$15,885,509
Month #3 (March 1 to 31, 2024)	55,268	$30.28	55,268	$14,211,994
Total	127,687	$33.47	127,687	$14,211,994

(1)    During 2023, the Company established a stock repurchase program allowing for the purchase of up to $20.0 million of the Company's Class A Common Stock outstanding through December 31, 2025. See Note 4 to the Unaudited Condensed Consolidated Financial Statements for further discussion of the Company's stock repurchase program.

Item 3    Defaults Upon Senior Securities
    None.

Item 4    Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 filed with this Quarterly Report on Form 10-Q for the period ended March 31, 2024.

Item 5    Other Information
    None.

Item 6    Exhibits

Exhibit
Number*	Description of Exhibits

10.1	Form of Cashless Exercise Award Agreement for the NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan.**
31(i)(1)	Certification of J.C. Butler, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
31(i)(2)	Certification of Elizabeth I. Loveman pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by J.C. Butler, Jr. and Elizabeth I. Loveman
95	Mine Safety Disclosure Exhibit
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Numbered in accordance with Item 601 of Regulation S-K.

** Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NACCO Industries, Inc. (Registrant)
Date:	May 1, 2024	/s/ Elizabeth I. Loveman
Elizabeth I. Loveman
Senior Vice President and Controller (principal financial and accounting officer)