Form 10-Q
period 2024-06-30
NACCO INDUSTRIES INC
filed 2024-07-31
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-9172

		NACCO INDUSTRIES, INC.
		(Exact name of registrant as specified in its charter)
Delaware					34-1505819
(State or other jurisdiction of incorporation or organization)					(I.R.S. Employer Identification No.)

22901 Millcreek Blvd.
Suite 600
Cleveland,	Ohio				44122
(Address of principal executive offices)					(Zip code)
		(440)	229-5151
		(Registrant's telephone number, including area code)
		5875 Landerbrook Drive
		Suite 220
		Cleveland,	Ohio	44124
		(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $1 par value per share	NC	New York Stock Exchange
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
Yes ☐ No ☑
Number of shares of Class A Common Stock outstanding at July 26, 2024: 5,787,521
Number of shares of Class B Common Stock outstanding at July 26, 2024: 1,565,685

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30 2024	DECEMBER 31 2023
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$62,361	$85,109
Trade accounts receivable	36,635	37,429
Accounts receivable from affiliates	6,377	7,860
Cash held by 1031 exchange facilitator	6,721	—
Inventories	83,399	77,000
Assets held for sale	4,739	6,466
Prepaid insurance	7,192	1,790
Other current assets	23,612	16,344
Total current assets	231,036	231,998
Property, plant and equipment, net	241,153	223,902
Intangibles, net	5,764	6,006
Deferred income taxes	15,018	15,081
Investments in unconsolidated subsidiaries	15,371	12,371
Operating lease right-of-use assets	8,080	8,667
Other non-current assets	43,636	41,683
Total assets	$560,058	$539,708
LIABILITIES AND EQUITY
Accounts payable	$14,226	$16,702
Accounts payable to affiliates	1,391	904
Revolving credit agreements	27,500	10,000
Current maturities of long-term debt	4,369	3,953
Asset retirement obligations	13,095	13,114
Accrued payroll	12,927	17,317
Deferred revenue	843	878
Other current liabilities	7,475	7,118
Total current liabilities	81,826	69,986
Long-term debt	29,027	22,003
Operating lease liabilities	8,039	8,782
Asset retirement obligations	38,779	39,499
Pension and other postretirement obligations	4,904	5,183
Liability for uncertain tax positions	5,795	5,795
Other long-term liabilities	7,598	6,120
Total liabilities	175,968	157,368
Stockholders' equity
Common stock:
Class A, par value $1 per share, 5,787,521 shares outstanding (December 31, 2023 - 5,882,845 shares outstanding)	5,788	5,883
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,565,685 shares outstanding (December 31, 2023 - 1,565,819 shares outstanding)	1,566	1,566
Capital in excess of par value	30,451	28,672
Retained earnings	355,786	355,873
Accumulated other comprehensive loss	(9,501)	(9,654)
Total stockholders' equity	384,090	382,340
Total liabilities and equity	$560,058	$539,708

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2024	2023	2024	2023
	(In thousands, except per share data)
Revenues	$52,345	$61,350	$105,634	$111,491
Cost of sales	45,327	54,943	91,598	101,727
Gross profit	7,018	6,407	14,036	9,764
Earnings of unconsolidated operations	13,592	11,084	26,899	24,908
Operating expenses
Selling, general and administrative expenses	17,720	14,746	33,173	29,622
Amortization of intangible assets	116	927	242	1,654
(Gain) loss on sale of assets	(4,592)	68	(4,603)	(168)
	13,244	15,741	28,812	31,108
Operating profit	7,366	1,750	12,123	3,564
Other expense (income)
Interest expense	1,311	572	2,422	1,117
Interest income	(1,038)	(1,714)	(2,165)	(2,869)
Closed mine obligations	471	433	926	842
Loss (gain) on equity securities	264	(421)	(777)	(1,049)
Other, net	130	(377)	(84)	(2,102)
	1,138	(1,507)	322	(4,061)
Income before income tax provision (benefit)	6,228	3,257	11,801	7,625
Income tax provision (benefit)	256	737	1,259	(587)
Net income	$5,972	$2,520	$10,542	$8,212

Earnings per share:
Basic earnings per share	$0.81	$0.34	$1.42	$1.10
Diluted earnings per share	$0.81	$0.34	$1.42	$1.09

Basic weighted average shares outstanding	7,394	7,513	7,419	7,465
Diluted weighted average shares outstanding	7,394	7,513	7,437	7,515

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2024	2023	2024	2023
	(In thousands)
Net income	$5,972	$2,520	$10,542	$8,212
Reclassification of pension and postretirement adjustments into earnings, net of $25 and $48 tax benefit in the three and six months ended June 30, 2024, respectively, and net of $6 and $12 tax benefit in the three and six months ended June 30, 2023, respectively.	77	18	153	39
Total other comprehensive income	77	18	153	39
Comprehensive income	$6,049	$2,538	$10,695	$8,251

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30
	2024	2023
	(In thousands)
Operating activities
Net cash (used for) provided by operating activities	$(5,698)	$23,287

Investing activities
Expenditures for property, plant and equipment and acquisition of mineral interests	(22,401)	(14,135)
Proceeds from the sale of property, plant and equipment	91	298
Proceeds from the sale of private company equity units	—	1,153
Other	(965)	(15)
Net cash used for investing activities	(23,275)	(12,699)

Financing activities
Additions to long-term debt	2,237	1,121
Reductions of long-term debt	(2,647)	(2,251)
Net additions to revolving credit agreements	17,500	—
Cash dividends paid	(3,306)	(3,190)
Purchase of treasury shares	(7,559)	—
Net cash provided by (used for) financing activities	6,225	(4,320)

Cash and cash equivalents
Total (decrease) increase for the period	(22,748)	6,268
Balance at the beginning of the period	85,109	110,748
Balance at the end of the period	$62,361	$117,016
See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2023	$5,783	$1,566	$23,706	$404,924	$(9,013)	$426,966
Stock-based compensation	161	—	403	—	—	564
Net income	—	—	—	5,692	—	5,692
Cash dividends on Class A and Class B common stock: $0.2075 per share	—	—	—	(1,557)	—	(1,557)
Reclassification adjustment to net income, net of tax	—	—	—	—	21	21
Balance, March 31, 2023	$5,944	$1,566	$24,109	$409,059	$(8,992)	$431,686
Stock-based compensation	10	—	797	—	—	807
Net income	—	—	—	2,520	—	2,520
Cash dividends on Class A and Class B common stock: $0.2175 per share	—	—	—	(1,633)	—	(1,633)
Reclassification adjustment to net income, net of tax	—	—	—	—	18	18
Balance, June 30, 2023	$5,954	$1,566	$24,906	$409,946	$(8,974)	$433,398

Balance, January 1, 2024	$5,883	$1,566	$28,672	$355,873	$(9,654)	$382,340
Stock-based compensation	130	—	401	—	—	531
Purchase of treasury shares	(128)	—	—	(4,146)	—	(4,274)
Net income	—	—	—	4,570	—	4,570
Cash dividends on Class A and Class B common stock: $0.2175 per share	—	—	—	(1,630)	—	(1,630)
Reclassification adjustment to net income, net of tax	—	—	—	—	76	76
Balance, March 31, 2024	$5,885	$1,566	$29,073	$354,667	$(9,578)	$381,613
Stock-based compensation	11	—	1,378	—	—	1,389
Purchase of treasury shares	(108)	—	—	(3,177)	—	(3,285)
Net income	—	—	—	5,972	—	5,972
Cash dividends on Class A and Class B common stock: $0.2275 per share	—	—	—	(1,676)	—	(1,676)
Reclassification adjustment to net income, net of tax	—	—	—	—	77	77
Balance, June 30, 2024	$5,788	$1,566	$30,451	$355,786	$(9,501)	$384,090

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(In thousands, except as noted and per share amounts)

NOTE 1—Nature of Operations and Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of NACCO Industries, Inc.® (“NACCO”) and its wholly owned subsidiary, NACCO Natural Resources® (collectively, the “Company”). NACCO Natural Resources brings natural resources to life by delivering aggregates, minerals, reliable fuels and environmental solutions through its robust business portfolio. The Company operates under three business segments: Coal Mining, North American Mining® ("NAMining") and Minerals Management. The Coal Mining segment operates surface coal mines for power generation companies. The NAMining segment is a trusted mining partner for producers of aggregates, activated carbon, lithium and other industrial minerals. The Minerals Management segment, which includes the Catapult Mineral Partners ("Catapult") business, acquires and promotes the development of mineral interests. Mitigation Resources of North America® ("Mitigation Resources") provides stream and wetland mitigation solutions as well as comprehensive reclamation and restoration construction services.

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

During the three and six months ended June 30, 2024, the Coal Mining segment's operating coal mines were: The Coteau Properties Company (“Coteau”), Coyote Creek Mining Company, LLC (“Coyote Creek”), The Falkirk Mining Company (“Falkirk”) and Mississippi Lignite Mining Company (“MLMC”). Each of these mines supply lignite coal for power generation and delivers its coal production to an adjacent power plant or synfuels plant under a long-term supply contract. While MLMC’s coal supply contract contains a take or pay provision, the contract contains a force majeure provision that allows for the temporary suspension of the take or pay provision during the duration of certain specified events beyond the control of either party; all other coal supply contracts are requirements contracts. Certain coal supply contracts can be terminated early, which would result in a reduction to future earnings.

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

On December 18, 2023, MLMC received notice from its customer related to an issue that began on December 15, 2023 and impacted one of two boilers at the Red Hills Power Plant. This issue resulted in a reduction in customer demand which had a significant impact on the Company's results of operations during the first six months of 2024. Based on current expectations, repairs to the boiler will be resolved and the plant will be fully operational by fourth quarter 2024.

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

NAMining Segment
The NAMining segment provides value-added contract mining and other services for producers of industrial minerals. The segment is a platform for the Company’s growth and diversification of mining activities outside of the thermal coal industry. NAMining provides contract mining services for independently owned mines and quarries, creating value for its customers by performing the mining aspects of its customers’ operations. This allows customers to focus on their areas of expertise: materials handling and processing, product sales and distribution. As of June 30, 2024, NAMining operates in Florida, Texas, Arkansas, Virginia and Nebraska. In addition, Sawtooth Mining, LLC ("Sawtooth") has exclusive responsibility for mining and mine closure services for the Thacker Pass lithium project in northern Nevada, including mine design, construction, operation and maintenance.

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

Other Items: On December 1, 2022, the Company transferred its ownership interest in Midwest AgEnergy Group, LLC (“MAG”), a North Dakota-based ethanol business to HLCP Ethanol Holdco, LLC (“HLCP”). The Company received a payment of $1.2 million in the first quarter of 2023 in connection with a post-closing purchase price adjustment, which is included on the line Other, net within the accompanying Unaudited Condensed Consolidated Statements of Operations.

The Company has cash proceeds from the sale of assets held by a qualified intermediary to facilitate tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code. In May 2024, the Company sold land and recognized a $4.5 million gain in the Minerals Management segment. The Company structured this transaction in a manner that qualified as like-kind exchange pursuant to Section 1031 of the Internal Revenue Code. The net proceeds are being held in escrow until replacement property is purchased. A $0.3 million property related to this like-kind exchange was acquired in June 2024. The Company had $6.7 million and $0.0 million of cash at June 30, 2024 and December 31, 2023, respectively, which is reported on the line Cash held by 1031 exchange facilitator in the Unaudited Condensed Consolidated Balance Sheets. The Company is evaluating other acquisitions which, if executed, could utilize some or all of the remaining cash.

Basis of Presentation: These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at June 30, 2024, the results of its operations, comprehensive income, cash flows and changes in equity for the six months ended June 30, 2024 and 2023 have been included. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

Significant Judgments
The Company’s contracts with its customers in the Coal Mining and NAMining segments contain different types of variable consideration including, but not limited to, management fees that adjust based on volumes or MMBtu delivered however, the terms of these variable payments relate specifically to the Company's efforts to satisfy one or more, but not all of, the performance obligations (or to a specific outcome from satisfying the performance obligations) in the contract. Therefore, the Company allocates each variable payment (and subsequent changes to that payment) entirely to the specific performance obligation to which it relates. Management fees, as well as general and administrative fees, are also adjusted based on changes in specified indices (e.g., CPI) to compensate for general inflation changes. Index adjustments, if applicable, are effective prospectively.

In the Minerals Management segment, the Company has the right to receive revenues from the sale of oil and natural gas through sales of the third-party lessees in which the Company owns a mineral or royalty interest. Revenue is recognized at the point control of the product is transferred from the operator to the purchaser. Those purchasers remit payment to the operator and the operator, in turn, remits payment to the Company. Receivables from third-party lessees for which the Company did not receive actual production information, either due to timing delays or due to the unavailability of data at the time when revenues are recognized, are estimated using expected sales volumes and estimated prices. The difference between the Company’s estimates and the actual amounts received is recorded in the month that payment is received from the third-party lessee. The Company typically receives payment for oil and natural gas sales within 90 days of the month of delivery. For the three months ended June 30, 2024, differences between the Company’s first quarter pricing estimates and the actual amounts received from operators in the second quarter resulted in a $2.3 million change in estimate. For the six months ended June 30, 2024, change in estimates was immaterial. For the three and six months ended June 30, 2023, change in estimates was immaterial.

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
At the Thacker Pass lithium project, in addition to management fee income, the customer will reimburse Sawtooth for up to $50 million of capital expenditures. Sawtooth will recognize revenue over the estimated useful life of the asset on a straight-line basis as the performance obligation is satisfied over time. Sawtooth recognized $2.2 million and $1.0 million in revenue for reimbursable costs during the three months ended June 30, 2024 and 2023, respectively. Sawtooth recognized $3.6 million and $1.1 million in revenue for reimbursable costs during the six months ended June 30, 2024 and 2023, respectively. In prior years, the customer received a $3.5 million advance from Sawtooth, which is included in the long-term contract asset. The customer will pay a $4.7 million success fee to Sawtooth upon achieving commercial mining milestones or repay the $3.5 million advance if such commercial mining milestones are not met.

Prior Period Performance Obligations
As discussed above, the Company records royalty income in the month production is delivered to the purchaser. The expected sales volumes and prices for these properties are estimated and recorded in "Trade accounts receivable" in the accompanying Unaudited Condensed Consolidated Balance Sheets. The difference between the Company’s estimates and the actual amounts received is recorded in the month that payment is received from the third-party lessee. For the three and six months ended June 30, 2024, royalty income recognized in the reporting period related to production satisfied in prior reporting periods was immaterial. For the three and six months ended June 30, 2023, royalty income recognized in the reporting period related to production satisfied in prior reporting periods was $1.4 million.

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

The following table disaggregates revenue by major sources as of June 30:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2024	2023	2024	2023
Timing of Revenue Recognition
Goods transferred at a point in time	$14,498	$25,729	$29,606	$45,875
Services transferred over time	37,847	35,621	76,028	65,616
Total revenues	$52,345	$61,350	$105,634	$111,491

Contract Balances
The opening and closing balances of the Company’s current and long-term contract assets and liabilities and receivables are as follows:

	Contract balances
	Trade accounts receivable	Contract asset (current)	Contract asset (long-term)	Contract liability (current)	Contract liability (long-term)
Balance, January 1, 2024	$37,429	$—	$3,712	$878	$1,470
Balance, June 30, 2024	36,635	2,283	3,500	843	3,100
Increase (decrease)	$(794)	$2,283	$(212)	$(35)	$1,630

As described above, the Company enters into royalty contracts that grant exclusive right, title, and interest in and to minerals. The transaction price consists of a variable sales-based royalty and, in certain arrangements, a fixed component in the form of an up-front lease bonus payment. The timing of the payment of the fixed portion of the transaction price is upfront, however, the performance obligation is satisfied over the primary term of the contract, which is generally three to five years. Therefore, at the time any such up-front payment is received, a contract liability is recorded which represents deferred revenue. The amount of royalty revenue recognized in both of the three months ended June 30, 2024 and 2023 included in the opening contract liability was $0.2 million. The amount of royalty revenue recognized in both of the six months ended June 30, 2024 and 2023 included in the opening contract liability was $0.4 million. This revenue consists of up-front lease bonus payments received under royalty contracts that are recognized over the primary term of the royalty contracts, which are generally three to five years.

The Company expects to recognize an additional $0.8 million in the remainder of 2024, $1.1 million in 2025, $0.1 million in 2026 and 2027 and $1.9 million in the years after 2027 related to the contract liability remaining at June 30, 2024. The difference between the opening and closing balances of the Company’s contract balances results from the timing difference between the Company’s performance and the customer’s payment.

The Company has no contract assets recognized from the costs to obtain or fulfill a contract with a customer.

NOTE 3—Inventories

Inventories are summarized as follows:

	JUNE 30 2024	DECEMBER 31 2023
Coal and aggregates	$24,637	$23,784
Mining supplies	58,762	53,216
Total inventories	$83,399	$77,000

During the three and six months ended June 30, 2024, the Company recorded a $0.7 million and $3.1 million inventory impairment charge, respectively. During the three and six months ended June 30, 2023, the Company recorded a $1.8 million and $4.2 million inventory impairment charge, respectively. The inventory impairment charges are in the line “Cost of sales” in the accompanying Unaudited Condensed Consolidated Statements of Operations as the cost-basis of coal inventory exceeded its net realizable value at MLMC.

NOTE 4—Stockholders' Equity

Stock Repurchase Program: On November 7, 2023, the Company's Board of Directors approved a stock repurchase program ("2023 Stock Repurchase Program") providing for the purchase of up to $20.0 million of the Company’s outstanding Class A Common stock through December 31, 2025. NACCO's previous repurchase program would have expired on December 31, 2023 but was terminated and replaced by the 2023 Stock Repurchase Program. During the three and six months ended June 30, 2024, the Company repurchased 108,371 and 236,058 shares, respectively, of Class A Common Stock under the 2023 Stock Repurchase Program for an aggregate purchase price of $3.3 million and $7.6 million, respectively.

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

NOTE 5—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Date	(Level 1)	(Level 2)	(Level 3)
	June 30, 2024
Assets:
Equity securities	$18,039	$18,039	$—	$—
	$18,039	$18,039	$—	$—

	December 31, 2023
Assets:
Equity securities	$17,208	$17,208	$—	$—
	$17,208	$17,208	$—	$—

Bellaire Corporation (“Bellaire”) is a non-operating subsidiary of the Company with legacy liabilities relating to closed mining operations, primarily former Eastern U.S. underground coal mining operations. Prior to 2023, Bellaire contributed $5.0 million to establish a mine water treatment trust (the "Mine Water Treatment Trust") to assure the long-term treatment of post-mining discharge. Bellaire's Mine Water Treatment Trust invests in equity securities that are reported at fair value based upon quoted market prices in active markets for identical assets; therefore, they are classified as Level 1 within the fair value hierarchy. The fair value of the Mine Water Treatment Trust was $12.2 million and $11.2 million at June 30, 2024 and December 31, 2023, respectively, and is included in Other non-current assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. The Company recognized a gain of $0.3 million and $1.0 million during the three and six months ended June 30, 2024, respectively, and a gain of $0.5 million and $1.0 million during the three and six months ended June 30, 2023, respectively, related to the Mine Water Treatment Trust.

Prior to 2023, the Company invested $2.0 million in equity securities of a public company with a diversified portfolio of royalty producing mineral interests. The investment is reported at fair value based upon quoted market prices in active markets for identical assets; therefore, it is classified as Level 1 within the fair value hierarchy. The fair value of this investment was $5.8 million and $6.0 million at June 30, 2024 and December 31, 2023, respectively, and is included in Other non-current assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. The Company recognized a loss of $0.5 million and $0.2 million during the three and six months ended June 30, 2024, respectively, and a loss of $0.1 million and a de minimis gain during the three and six months ended June 30, 2023, respectively, related to the investment in these equity securities.

The change in fair value of equity securities is reported on the line Loss (gain) on equity securities in the Other (income) expense section of the Unaudited Condensed Consolidated Statements of Operations.

There were no transfers into or out of Levels 1, 2 or 3 during the six months ended June 30, 2024 and 2023.

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

The Investment in the unconsolidated subsidiaries and related tax positions totaled $15.4 million and $12.4 million at June 30, 2024 and December 31, 2023, respectively. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $5.1 million and $5.0 million at June 30, 2024 and December 31, 2023, respectively. Earnings of unconsolidated operations were $13.6 million and $26.9 million during the three and six months ended June 30, 2024, respectively, and $11.1 million and $24.9 million during the three and six months ended June 30, 2023, respectively.

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

The following table presents Revenues, Cost of sales, Earnings of unconsolidated operations, Operating expenses, Operating profit (loss), Expenditures for property, plant and equipment and acquisition of mineral interests and Depreciation, depletion and amortization expense:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2024	2023	2024	2023
Revenues
Coal Mining	$14,996	$26,343	$30,541	$46,996
NAMining	27,920	21,716	52,403	42,349
Minerals Management	5,593	9,171	15,994	17,456
Unallocated Items	4,566	4,628	7,828	5,819
Eliminations	(730)	(508)	(1,132)	(1,129)
Total	$52,345	$61,350	$105,634	$111,491

Cost of sales
Coal Mining	$16,138	$33,269	$37,081	$59,147
NAMining	24,254	18,884	45,925	38,125
Minerals Management	1,501	910	2,865	1,962
Unallocated Items	4,167	2,375	6,879	3,589
Eliminations	(733)	(495)	(1,152)	(1,096)
Total	$45,327	$54,943	$91,598	$101,727

Earnings of unconsolidated operations
Coal Mining	$12,006	$9,962	$24,013	$22,428
NAMining	1,448	1,122	2,813	2,480
Minerals Management	138	—	73	—
Total	$13,592	$11,084	$26,899	$24,908

Operating expenses (income)*
Coal Mining	$8,097	$7,711	$15,123	$14,639
NAMining	2,029	1,740	3,851	3,660
Minerals Management	(3,361)	972	(2,319)	2,161
Unallocated Items	6,479	5,318	12,157	10,648
Total	$13,244	$15,741	$28,812	$31,108

Operating profit (loss)
Coal Mining	$2,767	$(4,675)	$2,350	$(4,362)
NAMining	3,085	2,214	5,440	3,044
Minerals Management	7,591	7,289	15,521	13,333
Unallocated Items	(6,080)	(3,065)	(11,208)	(8,418)
Eliminations	3	(13)	20	(33)
Total	$7,366	$1,750	$12,123	$3,564

*Operating expenses (income) consist of Selling, general and administrative expenses, Amortization of intangible assets and (Gain) loss on sale of assets.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2024	2023	2024	2023
Expenditures for property, plant and equipment and acquisition of mineral interests
Coal Mining	$1,913	$1,032	$3,707	$3,718
NAMining	5,168	4,507	10,986	8,930
Minerals Management	10	638	146	982
Unallocated Items	827	79	7,562	505
Total	$7,918	$6,256	$22,401	$14,135

Depreciation, depletion and amortization
Coal Mining	$2,896	$4,348	$5,110	$8,588
NAMining	2,434	1,855	4,690	3,741
Minerals Management	1,323	749	2,316	1,560
Unallocated Items	354	138	583	220
Total	$7,007	$7,090	$12,699	$14,109

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
Management's Discussion and Analysis of Financial Condition and Results of Operations include NACCO Industries, Inc.® (“NACCO”) and its wholly owned subsidiary, NACCO Natural Resources® (collectively, the “Company”). NACCO Natural Resources brings natural resources to life by delivering aggregates, minerals, reliable fuels and environmental solutions through its robust business portfolio. The Company operates under three business segments: Coal Mining, North American Mining® ("NAMining") and Minerals Management. The Coal Mining segment operates surface coal mines for power generation companies. The NAMining segment is a trusted mining partner for producers of aggregates, activated carbon, lithium and other industrial minerals. The Minerals Management segment, which includes the Catapult Mineral Partners ("Catapult") business, acquires and promotes the development of mineral interests. Mitigation Resources of North America® ("Mitigation Resources") provides stream and wetland mitigation solutions as well as comprehensive reclamation and restoration construction services.

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

During the three and six months ended June 30, 2024, the Coal Mining segment's operating coal mines were: The Coteau Properties Company (“Coteau”), Coyote Creek Mining Company, LLC (“Coyote Creek”), The Falkirk Mining Company (“Falkirk”) and Mississippi Lignite Mining Company (“MLMC”). Each of these mines supply lignite coal for power generation and delivers its coal production to an adjacent power plant or synfuels plant under a long-term supply contract. While MLMC’s coal supply contract contains a take or pay provision, the contract contains a force majeure provision that allows for the temporary suspension of the take or pay provision during the duration of certain specified events beyond the control of either party; all other coal supply contracts are requirements contracts. Certain coal supply contracts can be terminated early, which would result in a reduction to future earnings.

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

On December 18, 2023, MLMC received notice from its customer related to an issue that began on December 15, 2023 and impacted one of two boilers at the Red Hills Power Plant. This issue resulted in a reduction in customer demand which had a significant impact on the Company's results of operations during the first six months of 2024. Based on current expectations, repairs to the boiler will be resolved and the plant will be fully operational by fourth quarter 2024.

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

NAMining Segment
The NAMining segment provides value-added contract mining and other services for producers of industrial minerals. The segment is a platform for the Company’s growth and diversification of mining activities outside of the thermal coal industry. NAMining provides contract mining services for independently owned mines and quarries, creating value for its customers by performing the mining aspects of its customers’ operations. This allows customers to focus on their areas of expertise: materials handling and processing, product sales and distribution. As of June 30, 2024, NAMining operates in Florida, Texas, Arkansas, Virginia and Nebraska. In addition, Sawtooth Mining, LLC ("Sawtooth") has exclusive responsibility for mining and mine closure services for the Thacker Pass lithium project in northern Nevada, including mine design, construction, operation and maintenance.

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

Government Regulation Update
In May 2024, the Environmental Protection Agency (“EPA”) published the final rules for Greenhouse Gas (“GHG”) emissions and Mercury Air Toxics Standards (“MATS”) in the Federal Register. The final MATS and GHG rules will require compliance as early as 2027 and 2032, respectively. The Company is in the process of determining the implications of these rules. Previous efforts by the EPA were met with extensive litigation and there has been a similar response to the new GHG and MATS rules.

State coalitions have filed lawsuits challenging both of these rules. Several other entities, including electric generators and industry groups, have joined the lawsuits. Stay motions are pending in both lawsuits.

Review of the newly established emission guidelines for carbon dioxide emissions from existing coal-fired, steam generating electric generating units ("EGUs") indicate that the compliance deadline for coal-fired plants planning to install carbon capture and sequestration/storage technology has been extended to January 1, 2032 in order to operate beyond 2039. If a coal-fired plant intends to close prior to 2032, no controls will be required and if a plant plans to close between 2032 and 2039, they must begin co-firing with natural gas by January 1, 2030.

The MATS rules finalize changes for the filterable particulate matter surrogate emission standard for non-mercury metal hazardous air pollutants for existing coal-fired EGUs, the filterable particulate matter emission standard compliance demonstration requirements, and the mercury emission standard for lignite-fired EGUs. Review of the MATS rules indicate that the EPA significantly reduced the fine particulate matter emission standard for all existing coal-fired EGUs and will require continuous monitoring equipment to demonstrate compliance. Furthermore, the EPA elected to remove the lignite subcategory for mercury limits and will require lignite-fired EGUs to meet the same standard as other types of coal.

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

The EPA promulgated a regional haze program designed to protect and to improve visibility at and around Class I Areas, which are generally National Parks, National Wilderness Areas and International Parks. State implementation of the EPA’s Regional Haze Rule could require Coyote Creek’s customers to incur significant new costs at the Coyote Station power plant, which could result in the premature closure of the power plant and the Coyote Creek mine. The North Dakota Department of Environmental Quality (“NDDEQ”) finalized its state implementation plan and submitted it to the EPA for approval in August 2022. The NDDEQ determined that visibility progress was being made and did not require significant emissions controls at Coyote Station power plant. Notwithstanding NDDEQ’s determination, the EPA may require additional costly emission controls and it may not be economically feasible for Coyote Creek's customers to invest in such equipment, which could result in early retirement of Coyote Station and the Coyote Creek mine. In July 2024, the EPA issued a proposed partial denial of the state implementation plan. The Company plans to submit comments to the EPA on the proposed partial denial.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Refer to the discussion of the Company's Critical Accounting Policies and Estimates as disclosed on pages 52 through 53 in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. The Company's Critical Accounting Policies and Estimates have not materially changed since December 31, 2023.

CONSOLIDATED FINANCIAL SUMMARY

The results of operations for NACCO were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2024	2023	2024	2023
Revenues:
Coal Mining	$14,996	$26,343	$30,541	$46,996
NAMining	27,920	21,716	52,403	42,349
Minerals Management	5,593	9,171	15,994	17,456
Unallocated Items	4,566	4,628	7,828	5,819
Eliminations	(730)	(508)	(1,132)	(1,129)
Total revenue	$52,345	$61,350	$105,634	$111,491
Operating profit (loss):
Coal Mining	$2,767	$(4,675)	$2,350	$(4,362)
NAMining	3,085	2,214	5,440	3,044
Minerals Management	7,591	7,289	15,521	13,333
Unallocated Items	(6,080)	(3,065)	(11,208)	(8,418)
Eliminations	3	(13)	20	(33)
Total operating profit	7,366	1,750	12,123	3,564
Interest expense	1,311	572	2,422	1,117
Interest income	(1,038)	(1,714)	(2,165)	(2,869)
Closed mine obligations	471	433	926	842
Loss (gain) on equity securities	264	(421)	(777)	(1,049)
Other, net	130	(377)	(84)	(2,102)
Other expense (income), net	1,138	(1,507)	322	(4,061)
Income before income tax provision (benefit)	6,228	3,257	11,801	7,625
Income tax provision (benefit)	256	737	1,259	(587)
Net income	$5,972	$2,520	$10,542	$8,212

Effective income tax rate	4.1%	22.6%	10.7%	(7.7)%

The components of the change in revenues and operating profit are discussed below in "Segment Results."

Second Quarter of 2024 Compared with Second Quarter of 2023, and First Six Months of 2024 Compared with First Six Months of 2023

Other expense (income), net

Interest expense increased in the second quarter of 2024 and the first six months of 2024 compared with the respective 2023 periods due to higher average borrowings as well as an increase in interest rates.

Interest income decreased in the second quarter of 2024 and the first six months of 2024 compared with the respective 2023 periods due to lower earnings on reduced cash balances.

Loss (gain) on equity securities represents changes in the market price of invested assets reported at fair value. The change in the second quarter of 2024 and the first six months of 2024 compared with the respective 2023 periods was due to fluctuations in the market prices of the exchange-traded equity securities. See Note 5 to the Unaudited Condensed Consolidated Financial Statements for further discussion of equity securities.

On December 1, 2022, the Company transferred its ownership interest in Midwest AgEnergy Group, LLC (“MAG”), a North Dakota-based ethanol business to HLCP Ethanol Holdco, LLC (“HLCP”). The Company received a payment of $1.2 million in the first quarter of 2023 in connection with a post-closing purchase price adjustment, which is included on the line Other, net within the accompanying Unaudited Condensed Consolidated Statements of Operations.

Income Taxes

The Company evaluates and updates its estimated annual effective income tax rate on a quarterly basis based on current and forecasted operating results and tax laws. Consequently, based upon the mix and timing of actual earnings compared to projections of earnings between entities that benefit from percentage depletion and those that do not, the effective tax rate may vary quarterly and may make quarterly comparisons not meaningful. The benefit of percentage depletion is not directly related to the amount of consolidated pre-tax income recorded in a period. Accordingly, in periods where income before tax is relatively small, the proportional effect of the benefit from percentage depletion on the effective tax rate may be significant. In addition, as a result of a forecasted full-year 2023 loss before income tax as of June 30, 2023, the effect of the benefit from percentage depletion resulted in a negative forecasted effective tax rate. Each quarter, the Company updates its estimate of the annual effective tax rate and the cumulative impact of the change in the estimated annual tax rate is recorded, which can additionally make quarterly comparisons not meaningful.

LIQUIDITY AND CAPITAL RESOURCES OF NACCO

Cash Flows

The following tables detail NACCO's changes in cash flow for the six months ended June 30:

	2024	2023	Change
Operating activities:
Net cash (used for) provided by operating activities	$(5,698)	$23,287	$(28,985)

Investing activities:
Expenditures for property, plant and equipment and acquisition of mineral interests	(22,401)	(14,135)	(8,266)
Other	(874)	1,436	(2,310)
Net cash used for investing activities	(23,275)	(12,699)	(10,576)
Cash flow before financing activities	$(28,973)	$10,588	$(39,561)

The $29.0 million change in net cash (used for) provided by operating activities was primarily due to a net unfavorable change in working capital, which was mainly the result of:
•An increase in Other current assets during the first six months of 2024 compared with a modest increase in the first six months of 2023. The change in Other current assets was mainly due to an increase in vendor deposits.
•An increase in Inventory during the first six months of 2024 compared with a decrease in the first six months of 2023, primarily due to an increase in mining supplies.
•A reduction in the Federal income tax receivable during the first six months of 2023 that did not reoccur in the first six months of 2024.

These unfavorable changes were partially offset by a decrease in Trade accounts receivable and Accounts receivable from affiliates during the first six months of 2024 compared with increases in the first six months of 2023. The 2023 increase in Trade accounts receivable was due to a delay in payments by a customer. The change in Accounts receivable from affiliates is primarily attributable to the amount and timing of payments from unconsolidated subsidiaries.

In addition, the Company entered into an Accounts Receivable Financing Program with a third-party banking institution on March 14, 2024 for the sale of certain accounts receivables. Accounts receivable sold under the Accounts Receivable Financing Program for the three and six months ended June 30, 2024 were $11.0 million and $17.1 million, respectively. The net proceeds received were included in Net cash (used for) provided by operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows.

	2024	2023	Change
Financing activities:
Net additions (reductions) to long-term debt and revolving credit agreement	$17,090	$(1,130)	$18,220
Cash dividends paid	(3,306)	(3,190)	(116)
Purchase of treasury shares	(7,559)	—	(7,559)
Net cash provided by (used for) financing activities	$6,225	$(4,320)	$10,545

The change in net cash provided by (used for) financing activities was primarily due to additions in debt borrowings during the first six months of 2024 compared with reductions during the first six months of 2023, partially offset by share repurchases during the first six months of 2024.

Cash held by 1031 exchange facilitator

The Company has cash proceeds from the sale of assets held by a qualified intermediary to facilitate tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code. In May 2024, the Company sold land for $7.0 million and recognized a $4.5 million gain in the Minerals Management segment. The Company structured this transaction in a manner that qualified as like-kind exchange pursuant to Section 1031 of the Internal Revenue Code. The net proceeds are being held in escrow until replacement property is purchased. A $0.3 million property related to this like-kind exchange was acquired in June 2024. The Company had $6.7 million and $0.0 million of restricted cash at June 30, 2024 and December 31, 2023, respectively, which is reported on the line Cash held by 1031 exchange facilitator in the Unaudited Condensed Consolidated Balance Sheets. The Company is evaluating other acquisitions which, if executed, could utilize some or all of the remaining restricted cash.

Financing Activities

NACCO Natural Resources Corporation (“NACCO Natural Resources”), maintains a secured revolving line of credit of up to $150.0 million (the “Facility”) that expires in November 2025. Borrowings outstanding under the Facility were $27.5 million at June 30, 2024. At June 30, 2024, the excess availability under the Facility was $89.4 million, which reflects a reduction for outstanding letters of credit of $33.1 million.

NACCO has not guaranteed any borrowings of NACCO Natural Resources. The Facility allows for the payment to NACCO of dividends and advances under certain circumstances. Dividends (to the extent permitted by the Facility) and management fees are the primary sources of cash for NACCO and enable the Company to pay dividends to stockholders and repurchase shares.

The Facility has performance-based pricing, which sets interest rates based upon NACCO Natural Resources achieving various levels of debt to EBITDA ratios, as defined in the Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective June 30, 2024, for base rate and SOFR loans were 1.23% and 2.23%, respectively. The Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.34% on the unused commitment at June 30, 2024. During the three and six months ended June 30, 2024, the average borrowing under the Facility was $23.0 million and $18.2 million, respectively, and the weighted-average annual interest rate was 9.73% during both periods.

The Facility contains restrictive covenants, which require, among other things, NACCO Natural Resources to maintain a maximum net debt to EBITDA ratio of 2.75 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 1.50 to 1.00, or if greater than 1.50 to 1.00, a Fixed Charge Coverage Ratio of 1.10 to 1.00, in conjunction with maintaining unused availability thresholds of borrowing capacity, as defined in the Facility, of $15.0 million. At June 30, 2024, NACCO Natural Resources was in compliance with all financial covenants in the Facility.

The obligations under the Facility are guaranteed by certain of NACCO Natural Resources' direct and indirect, existing and future domestic subsidiaries, and is secured by certain assets of NACCO Natural Resources and the guarantors, subject to customary exceptions and limitations.

The Company believes funds available from cash on hand, the Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the Facility in November 2025.

Expenditures for property, plant and equipment and mineral interests

Expenditures for property, plant and equipment and mineral interests were $22.4 million during the first six months of 2024, primarily for the acquisition of land at Mitigation Resources and equipment at NAMining. Planned expenditures for the remainder of 2024 are expected to be approximately $9 million in the Coal Mining segment, $12 million in the NAMining segment, $20 million in the Minerals Management segment and $3 million in Unallocated Items.

Expenditures are expected to be funded from internally generated funds and/or bank borrowings.

Capital Structure

NACCO's consolidated capital structure is presented below:

	JUNE 30 2024	DECEMBER 31 2023	Change
Cash and cash equivalents	$62,361	$85,109	$(22,748)
Other net tangible assets	400,074	349,934	50,140
Intangible assets, net	5,764	6,006	(242)
Net assets	468,199	441,049	27,150
Total debt	(60,896)	(35,956)	(24,940)
Bellaire closed mine obligations	(23,213)	(22,753)	(460)
Total equity	$384,090	$382,340	$1,750
Debt to total capitalization	14%	9%	5%

The increase in other net tangible assets at June 30, 2024 compared with December 31, 2023 was mainly the result of increases in Property, plant and equipment, Other current assets and Prepaid insurance during the first six months of 2024. The increase in other current assets is primarily due to $6.7 million of cash held by a qualified intermediary to facilitate tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code and $5.7 million in vendor deposits.

Contractual Obligations, Contingent Liabilities and Commitments

Since December 31, 2023, other than the changes identified above, there have been no significant changes in the total amount of NACCO's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 58 in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of certain guarantees related to Coyote Creek.

SEGMENT RESULTS

COAL MINING SEGMENT

FINANCIAL REVIEW

Tons of coal delivered by the Coal Mining segment were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2024	2023	2024	2023
Unconsolidated operations	4,930	4,602	10,410	10,794
Consolidated operations	423	906	878	1,617
Total tons delivered	5,353	5,508	11,288	12,411

The results of operations for the Coal Mining segment were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2024	2023	2024	2023
Revenues	$14,996	$26,343	$30,541	$46,996
Cost of sales	16,138	33,269	37,081	59,147
Gross loss	(1,142)	(6,926)	(6,540)	(12,151)
Earnings of unconsolidated operations(a)	12,006	9,962	24,013	22,428
Selling, general and administrative expenses	8,060	6,716	14,970	13,153
Amortization of intangible assets	116	927	242	1,654
(Gain) loss on sale of assets	(79)	68	(89)	(168)
Operating profit (loss)	$2,767	$(4,675)	$2,350	$(4,362)

(a) See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.

Second Quarter of 2024 Compared with Second Quarter of 2023

Revenues decreased 43.1% in the second quarter of 2024 compared with the second quarter of 2023 primarily due to a reduction in customer requirements at MLMC as a result of an ongoing issue that impacted one of two boilers at the Red Hills Power Plant.

The following table identifies the components of change in Operating profit (loss) for the second quarter of 2024 compared with the second quarter of 2023:

Operating Profit (Loss)
2023	$(4,675)
Increase (decrease) from:
Gross loss	5,784
Earnings of unconsolidated operations	2,044
Amortization of intangibles	811
Gain on sale of assets	147
Selling, general and administrative expenses	(1,344)
2024	$2,767

Operating profit (loss) changed favorably by $7.4 million in the second quarter of 2024 compared with the second quarter of 2023 primarily due to a decrease in gross loss and an increase in earnings of unconsolidated operations. These favorable changes were partially offset by an increase in selling, general and administrative expenses primarily due to higher employee-related costs.

The reduction in revenues at MLMC was offset by lower cost of goods sold, resulting in a decrease in gross loss during the second quarter of 2024 compared with the second quarter of 2023. The reduction in cost of goods sold was primarily attributable to increased operating efficiencies due to the completion of the move to a new mine area in 2023 and improved mining conditions in the second quarter of 2024 compared to the prior period. Changes in the level of coal inventory and costs capitalized into inventory also contributed to the improvement as the decrease in demand resulted in an increase in the coal stockpile and an increase in costs capitalized into inventory during the second quarter of 2024. Cost of sales in the second quarter of 2023 was higher as the coal stockpile was reduced during the move to a new mine area and prior period production costs were recognized into income. In addition, gross loss in the second quarter of 2024 and 2023 included $0.7 million and $1.8 million of inventory impairment charges, respectively, to write down MLMC's coal inventory to its net realizable value.

The increase in earnings of unconsolidated operations was primarily due to an increase in customer demand at Falkirk as well as a higher per ton management fee beginning in June 2024 when temporary price concessions ended. Improved results at Sabine also contributed to the increase in earnings of unconsolidated operations.

First Six Months of 2024 Compared with First Six Months of 2023

Revenues decreased 35.0% in the first six months of 2024 compared with the first six months of 2023 primarily due to a reduction in customer requirements at MLMC as a result of an ongoing issue that impacted one of two boilers at the Red Hills Power Plant.

The following table identifies the components of change in Operating profit (loss) for the first six months of 2024 compared with the first six months of 2023:

Operating Profit (Loss)
2023	$(4,362)
Increase (decrease) from:
Gross loss	5,611
Earnings of unconsolidated operations	1,585
Amortization of intangibles	1,412
Selling, general and administrative expenses	(1,817)
Gain on sale of assets	(79)
2024	$2,350
Operating profit (loss) changed favorably by $6.7 million in the first six months of 2024 compared with the first six months of 2023 primarily due to a decrease in gross loss and an increase in earnings of unconsolidated operations. These favorable changes were partially offset by an increase in selling, general and administrative expenses primarily due to higher employee-related costs.

The reduction in revenues at MLMC was offset by lower cost of goods sold, resulting in a decrease in gross loss during the first six months of 2024 compared with the first six months of 2023. The reduction in cost of goods sold was primarily attributable to increased operating efficiencies due to the completion of the move to a new mine area in 2023 and improved mining conditions in the first six months of 2024 compared to the prior period. Changes in the level of coal inventory and costs capitalized into inventory also contributed to the improvement as the decrease in demand resulted in an increase in the coal stockpile and an increase in costs capitalized into inventory during the first six months of 2024. Cost of sales in the first six months of 2023 was higher as the coal stockpile was reduced during the move to a new mine area and prior period production costs were recognized into income. In addition, gross loss in the first six months of 2024 and 2023 included $3.1 million and $4.2 million of inventory impairment charges, respectively, to write down MLMC's coal inventory to its net realizable value.

The increase in earnings of unconsolidated operations was primarily due to an increase in customer demand at Falkirk as well as a higher per ton management fee beginning in June 2024 when temporary price concessions ended. Improved results at Sabine also contributed to the increase in earnings of unconsolidated operations.

NORTH AMERICAN MINING ("NAMining") SEGMENT

FINANCIAL REVIEW
Tons delivered by the NAMining segment were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2024	2023	2024	2023
Total tons delivered	16,000	13,939	31,173	28,768

The results of operations for the NAMining segment were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2024	2023	2024	2023
Total revenues	$27,920	$21,716	$52,403	$42,349
Reimbursable costs	16,043	12,656	28,898	24,749
Revenues excluding reimbursable costs	$11,877	$9,060	$23,505	$17,600

Total revenues	$27,920	$21,716	$52,403	$42,349
Cost of sales	24,254	18,884	45,925	38,125
Gross profit	3,666	2,832	6,478	4,224
Earnings of unconsolidated operations(a)	1,448	1,122	2,813	2,480
Selling, general and administrative expenses	2,030	1,740	3,853	3,660
Gain on sale of assets	(1)	—	(2)	—
Operating profit	$3,085	$2,214	$5,440	$3,044

(a) See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.

Second Quarter of 2024 Compared with Second Quarter of 2023

Total revenues increased 28.6% in the second quarter of 2024 compared with the second quarter of 2023, primarily due to an increase in reimbursable costs, which have an offsetting amount in cost of sales and have no impact on operating profit. An increase in demand at the consolidated quarries also contributed to the improvement in total revenues.

The following table identifies the components of change in Operating profit for the second quarter of 2024 compared with the second quarter of 2023:

Operating Profit
2023	$2,214
Increase (decrease) from:
Gross profit	834
Earnings of unconsolidated operations	326
Gain on sale of assets	1
Selling, general and administrative expenses	(290)
2024	$3,085

Operating profit increased $0.9 million in the second quarter of 2024 compared with the second quarter of 2023 primarily due to an increase in gross profit. This improvement was mainly the result of favorable pricing and improved margins at the limestone quarries resulting from mutually beneficial contract amendments. A new 15-year contract to mine phosphate at a quarry in central Florida also contributed to the increase in gross profit. These improvements were partially offset by higher employee-related costs.

First Six Months of 2024 Compared with First Six Months of 2023

Total revenues increased 23.7% in the first six months of 2024 compared with the first six months of 2023 primarily due to an increase in demand at the consolidated quarries. An increase in reimbursable costs, which have an offsetting amount in cost of sales and have no impact on operating profit, also contributed to the improvement in total revenues.

The following table identifies the components of change in Operating profit for the first six months of 2024 compared with the first six months of 2023:

Operating Profit
2023	$3,044
Increase (decrease) from:
Gross profit	2,254
Earnings of unconsolidated operations	333
Gain on sale of assets	2
Selling, general and administrative expenses	(193)
2024	$5,440

Operating profit increased $2.4 million in the first six months of 2024 compared with the first six months of 2023 primarily due to an increase in gross profit. This improvement was mainly the result of favorable pricing and improved margins at the limestone quarries resulting from mutually beneficial contract amendments. A new phosphate contract also contributed to the increase in gross profit. These improvements were partially offset by higher employee-related costs.

MINERALS MANAGEMENT SEGMENT
FINANCIAL REVIEW

The following table sets forth the Company’s estimate of the number of gross and net productive wells:

	June 30, 2024		June 30, 2023
	Gross	Net	Gross	Net
Oil	1,719	18.2	1,179	3.0
Natural Gas	267	4.0	240	12.0
Total	1,986	22.2	1,419	15.0

Gross wells are the total wells in which an interest is owned. Net wells are calculated based on the Company's net royalty interest, factoring in both ownership percentage of gross wells and royalty rate.

Oil and natural gas prices have been historically volatile and may continue to be volatile in the future. The table below demonstrates volatility with the average prices as reported by the United States Energy Information Administration for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2024	2023	2024	2023
West Texas Intermediate Average Crude Oil Price	$81.71	$73.76	$79.64	$74.92
Henry Hub Average Natural Gas Price	$2.08	$2.16	$2.11	$2.41
These indicated prices do not necessarily reflect the contract terms for the Company's sales. As an owner of royalty and mineral interests, the Company’s access to information concerning activity and operations of its royalty and mineral interests is limited. The Company does not have information that would be available to a company with working interests in oil and natural gas operations because detailed information is not generally available to owners of royalty and mineral interests.

The following table sets forth the estimated oil and natural gas production data related to the Company’s mineral and royalty interests as well as certain price and cost information for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2024 (4)	2023 (4)	2024 (4)	2023 (4)
Production data:
Oil (bbl) (1)	24,002	29,083	52,319	53,107
NGL (bbl) (1)	13,366	13,944	28,071	28,319
Residue gas (Mcf) (2)	2,217,128	1,707,925	4,510,512	3,582,825
Total BOE (3)	406,889	327,681	832,142	678,563
Average realized prices:
Oil (bbl) (1)	$80.83	$56.76	$77.16	$62.67
NGL (bbl) (1)	$23.02	$20.57	$23.99	$22.22
Residue gas (Mcf) (2)	$1.84	$1.89	$1.98	$2.53
Average unit cost
BOE (3)	$1.85	$3.91	$2.59	$3.86
(1) Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume.
(2) Mcf. One thousand cubic feet of natural gas at the contractual pressure and temperature bases.
(3) BOE. Barrel of Oil Equivalent, a conversion factor of 6 MCF of gas was used for 1 equivalent bbl of oil.
(4) As an owner of mineral and royalty interests, the Company’s access to information concerning activity and operations of its royalty and mineral interests is limited. As a result, the Company estimated May and June 2024 data with volumes projected from prior well production and pricing based on public pricing data adjusted for expense information.

The results of operations for the Minerals Management segment were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2024	2023	2024	2023
Revenues	$5,593	$9,171	$15,994	$17,456
Cost of sales	1,501	910	2,865	1,962
Gross profit	4,092	8,261	13,129	15,494
Earnings from unconsolidated operations	138	—	73	—
Selling, general and administrative expenses	1,151	972	2,193	2,161
Gain on sale of assets	(4,512)	—	(4,512)	—
Operating profit	$7,591	$7,289	$15,521	$13,333

Revenues and gross profit decreased in the second quarter of 2024 and the first six months of 2024 compared with the respective 2023 periods, primarily due to substantially lower natural gas and oil prices and changes in pricing estimates. The second quarter of 2023 included $1.4 million of settlement income related to the Company’s ownership interest in certain mineral rights.

Operating profit increased in the second quarter of 2024 and the first six months of 2024, as the Company recognized a $4.5 million gain on the sale of land related to legacy operations.

UNALLOCATED ITEMS AND ELIMINATIONS

FINANCIAL REVIEW

Unallocated Items and Eliminations were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2024	2023	2024	2023
Operating loss	$(6,077)	$(3,078)	$(11,188)	$(8,451)

The operating loss in the second quarter and first six months of 2024 increased compared with the respective 2023 periods due to higher operating expenses at Mitigation Resources and higher employee-related costs.

NACCO Industries, Inc. Outlook

Coal Mining Outlook
Coal deliveries in the second half of 2024 are expected to increase over 2023 levels as higher deliveries at Coteau and Falkirk are partly offset by fewer deliveries at MLMC. The decrease in MLMC deliveries is due to the previously mentioned boiler issue. Coal Mining segment full-year 2024 deliveries are expected to be comparable to 2023.

Excluding the $60.8 million impairment charge taken in fourth-quarter 2023, Coal Mining operating profit and Segment Adjusted EBITDA are expected to increase significantly in both the 2024 second half and full year compared with the respective 2023 periods. These anticipated increases are primarily due to an expected substantial improvement in results at MLMC and higher earnings at the unconsolidated coal mining operations.

The anticipated second-half 2024 increase in earnings at the unconsolidated coal mining operations compared with 2023 is driven primarily by an expectation for increased deliveries, as well as the cessation of temporary price concessions at Falkirk.

Second-half 2024 results are also expected to increase significantly over the first half primarily due to higher earnings at Falkirk and improved results at MLMC based on current expectations that the boiler issue will be resolved and the plant will be fully operational by the fourth quarter of 2024.

Capital expenditures in 2024 are expected to be approximately $13 million, with $9 million expended in the second half of 2024.

NAMining Outlook
NAMining expects operating profit and Segment Adjusted EBITDA to increase in both the 2024 second half and full year over the respective 2023 periods but decrease from the 2024 first half. The year-over-year improvements are primarily due to the late 2023 amendment of limestone contracts to more mutually advantageous contract terms, a scope of work expansion with another customer and the second-quarter 2024 commencement of a new 15-year contract to mine phosphate at a quarry in central Florida. Earnings in the second half are expected to moderate from the first half of 2024 due to anticipated lower customer requirements.

Sawtooth is the exclusive provider of comprehensive mining services at Thacker Pass, including mine design, construction, operation, maintenance and reclamation. Thacker Pass is owned by Lithium Americas Corp. (TSX: LAC) (NYSE: LAC). Thacker Pass will supply all of Lithium Americas' lithium-bearing ore requirements. In March 2023, Lithium Americas commenced construction at Thacker Pass. Sawtooth will be reimbursed for costs of mining, capital expenditures and mine closure and will recognize a contractually agreed upon production fee. The Company expects to continue to recognize moderate income prior to the commencement of Phase 1 lithium production, estimated to begin in 2027/2028.

Capital expenditures in 2024 are expected to be approximately $23 million, with $12 million expended in the second half of the year, primarily for the acquisition of draglines and dragline parts, as well as other equipment to support existing contracts.

Minerals Management Outlook
Operating profit and Segment Adjusted EBITDA for the 2024 second half and full year are expected to increase compared with the respective 2023 periods, excluding the fourth-quarter 2023 impairment charge of $5.1 million. These improvements are primarily driven by current market expectations for natural gas and oil prices, as well as development and production assumptions on currently owned reserves. Based on current market expectations, operating profit in the second half of 2024 is expected to increase moderately compared with the first half, excluding the $4.5 million gain on sale recognized in the second quarter.

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

Minerals Management is targeting investments of up to $20 million in the second half of 2024. Future investments are expected to be accretive, but each investment's contribution to near-term earnings is dependent on the details of that investment, including the size and type of interests acquired and the stage and timing of mineral development.

Consolidated Outlook
Result for the second half of 2023 included a $65.9 million pre-tax impairment charge. Comparisons in the remainder of this section exclude the effect of this charge.

Consolidated second-half operating profit is expected to increase compared with both the first half of 2024 and second half of 2023. These improvements are primarily due to anticipated increases in profitability at the Coal Mining segment from improved results at MLMC, Falkirk and Coteau. Contributions from NAMining's growth and profit improvement initiatives are also expected to contribute to improved second-half results.

The Company also expects consolidated net income in the 2024 second half and full year to increase compared with the respective 2023 periods. This improvement is anticipated to be partly offset by an increase in net interest expense as a result of additional borrowings and lower cash levels and higher income tax expense.

The Company is taking steps to terminate its defined benefit pension plan, which will eliminate future volatility from changes in the pension obligation. In connection with this action, obligations under this plan will be transferred to a third-party insurance provider. The Company expects to utilize surplus assets to fund a qualified replacement plan, reducing future cash funding requirements. Although the plan is currently over funded, NACCO is anticipating a non-cash settlement charge in the 2024 fourth quarter, which is expected to partly offset improvements in 2024 second-half operating profit. As a result, the Company anticipates that consolidated net income and Adjusted EBITDA will decrease in the second half of 2024 compared with the first half of the year. While the Company anticipates that third-quarter net income will improve significantly over the second quarter, fourth-quarter net income is expected to be substantially lower than both the third quarter and prior year fourth quarter primarily as a result of the anticipated non-cash pension settlement charge.

Consolidated capital expenditures are expected to total approximately $66 million in 2024, which includes approximately $11 million for Unallocated capital expenditures, primarily at Mitigation Resources. In 2024, cash flow before financing activities is expected to be a use of cash.

Long-term Growth and Diversification
Management is transforming NACCO into a broad-based natural resources company and is optimistic about the Company's long-term business outlook. NACCO's businesses provide critical inputs for electricity generation, construction and development, and the production of industrial minerals and chemicals. Increasing demand for electricity, on-shoring and current federal policies are creating favorable macroeconomic trends within these industries. The Company believes its businesses have competitive advantages that provide value to customers and create long-term value for stockholders. The Company is pursuing growth and diversification by strategically leveraging its core mining and natural resources management skills to build a robust portfolio of affiliated businesses. Opportunities for growth remain strong. Acquisitions of additional mineral interests and improvements in the outlook for Coal Mining segment customers, as well as new contracts at Mitigation Resources and NAMining should be accretive to the Company's outlook.

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

NAMining continues to evaluate new business opportunities and drive profitable growth in line with refined strategic objectives. New contracts and contract extensions are central to the business' organic growth strategy, and the Company expects NAMining to be a substantial contributor to operating profit over time.

Mitigation Resources, which provides stream and wetland mitigation solutions as well as comprehensive reclamation and restoration construction services, continues to build on the substantial foundation it has established over the past several years. This business offers an opportunity for growth and diversification in an industry where the Company has substantial knowledge and expertise and a strong reputation. It currently has ten mitigation banks and four permittee-responsible mitigation projects located in Tennessee, Mississippi, Alabama, Texas, Florida and Pennsylvania. In addition, Mitigation Resources is providing ecological restoration services for abandoned surface mines, as well as pursuing additional environmental restoration projects. It was named a designated provider of abandoned mine land restoration by the State of Texas. The Company believes that Mitigation Resources can provide solid rates of return on capital employed as this business matures.

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

The Company continues to look for ways to create additional value by utilizing its core mining competencies which include reclamation and permitting. NACCO established ReGen Resources to utilize these skills to address the rapidly increasing demand for additional power generation sources in the United States through development of solar and other energy-related projects on reclaimed mining properties. These projects could be developed by the Company itself or through joint ventures that include partners with expertise in energy development projects. Current opportunities under review include solar arrays, solar-gas hybrid projects and carbon capture on reclaimed mine land in Mississippi, Pennsylvania and Texas.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) changes to or termination of customer or other third-party contracts, or a customer or other third party default under a contract, (2) any customer's premature facility closure or extended project development delay, (3) regulatory actions, including the United States EPA's rules finalized in 2024 relating to mercury and greenhouse gas emissions for coal-fired power plants, changes in mining permit requirements or delays in obtaining mining permits that could affect deliveries to customers, (4) a significant reduction in purchases by the Company's customers, including as a result of changes in coal consumption patterns of U.S. electric power generators, or changes in the power industry that would affect demand for the Company's coal and other mineral reserves, (5) changes in the prices of hydrocarbons, particularly diesel fuel, natural gas, natural gas liquids and oil as result of factors such as OPEC and/or government actions, geopolitical developments, economic conditions and regulatory changes, as well as supply and demand dynamics, (6) changes in development plans by third-party lessees of the Company's mineral interests, (7) failure or delays by the Company's lessees in achieving expected production of natural gas and other hydrocarbons; the availability and cost of transportation and processing services in the areas where the Company's oil and gas reserves are located; federal and state legislative and regulatory initiatives relating to hydraulic fracturing and U.S. export of natural gas; and the ability of lessees to obtain capital or financing needed for well-development operations and leasing and development of oil and gas reserves on federal lands, (8) failure to obtain adequate insurance coverages at reasonable rates, (9) supply chain disruptions, including price increases and shortages of parts and materials, (10) changes in tax laws or regulatory requirements, including the elimination of, or reduction in, the percentage depletion tax deduction, changes in mining or power plant emission regulations and health, safety or environmental legislation, (11) the ability of the Company to access credit in the current economic environment, or obtain financing at reasonable rates, or at all, and to maintain surety bonds for mine reclamation as a result of current market sentiment for fossil fuels, (12) impairment charges, (13) changes in costs related to geological and geotechnical conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (14) weather conditions, extended power plant outages, liquidity events or other events that would change the level of customers' coal or aggregates requirements, (15) weather or equipment problems that could affect deliveries to customers, (16) changes in the costs to reclaim mining areas, (17) costs to pursue and develop new mining, mitigation, oil and gas and solar development opportunities and other value-added service opportunities, (18) delays or reductions in coal or aggregates deliveries, (19) the ability to successfully evaluate investments and achieve intended financial results in new business and growth initiatives, (20) disruptions from natural or human causes, including severe weather, accidents, fires, earthquakes and terrorist acts, any of which could result in suspension of operations or harm to people or the environment, and (21) the ability to attract, retain, and replace workforce and administrative employees.

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
Changes in internal control over financial reporting: During the second quarter of 2024, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
    None.

Item 1A    Risk Factors
During the quarter ended June 30, 2024, there have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1) (2)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
Month #1 (April 1 to 30, 2024)	45,032	$28.86	45,032	$12,912,370
Month #2 (May 1 to 31, 2024)	39,495	$31.27	39,495	$11,677,361
Month #3 (June 1 to 30, 2024)	23,844	$31.48	23,844	$10,926,752
Total	108,371	$30.31	108,371	$10,926,752

(1)    During 2023, the Company established a stock repurchase program allowing for the purchase of up to $20.0 million of the Company's Class A Common Stock outstanding through December 31, 2025. See Note 4 to the Unaudited Condensed Consolidated Financial Statements for further discussion of the Company's stock repurchase program.
(2)    Includes 11,368 shares repurchased at a purchase price of $0.4 million from employees.

Item 3    Defaults Upon Senior Securities
    None.

Item 4    Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 filed with this Quarterly Report on Form 10-Q for the period ended June 30, 2024.

Item 5    Other Information
On May 3, 2024, Thomas A. Maxwell, Senior Vice President - Finance and Treasurer, terminated a written plan for the sale of the Company's Class A Common Stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Trading Plan”). Mr. Maxwell’s Rule 10b5-1 Trading Plan provided for the sale of up to 3,534 shares of the Company's Class A Common Stock during the period that began December 7, 2023 following a mandatory cooling-off period (i.e., commencement of trading under the arrangement must begin the later of 90 days following adoption of the arrangement or two days following the Company’s periodic report on Form 10-Q or Form 10-K for the fiscal quarter in which the trading arrangement was adopted) and ended May 3, 2024. On June 14, 2024, Mr. Maxwell adopted a new Rule 10b5-1 Trading Plan, which provides for the sale of up to 2,500 shares of the Company's Class A Common Stock during the period beginning September 12, 2024 (i.e., commencement of trading under the arrangement must begin the later of 90 days following adoption of the arrangement or two days following the Company’s periodic report on Form 10-Q or Form 10-K for the fiscal quarter in which the trading arrangement was adopted) and ending March 2, 2025.

During the second quarter of 2024, except as described above, none of our other directors or executive officers adopted or terminated a Rule 10b5-1 Trading Plan, or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6    Exhibits

Exhibit
Number*	Description of Exhibits

3.1(i)	Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 1-9172.
3.1(ii)**	Certificate of Amendment of the Restated Certificate of Incorporation of the Company, dated July 23, 2024.
31(i)(1)	Certification of J.C. Butler, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
31(i)(2)	Certification of Elizabeth I. Loveman pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by J.C. Butler, Jr. and Elizabeth I. Loveman
95	Mine Safety Disclosure Exhibit
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Numbered in accordance with Item 601 of Regulation S-K.
**    Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NACCO Industries, Inc. (Registrant)
Date:	July 31, 2024	/s/ Elizabeth I. Loveman
Elizabeth I. Loveman
Senior Vice President and Controller (principal financial and accounting officer)