Form 10-Q
period 2024-09-30
NACCO INDUSTRIES INC
filed 2024-10-30
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☑
Number of shares of Class A Common Stock outstanding at October 25, 2024: 5,731,447
Number of shares of Class B Common Stock outstanding at October 25, 2024: 1,565,519

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30 2024	DECEMBER 31 2023
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$63,052	$85,109
Trade accounts receivable	39,098	37,429
Accounts receivable from affiliates	5,807	7,860
Cash held by 1031 exchange facilitator	5,310	—
Business interruption insurance receivable	13,612	—
Inventories	94,436	77,000
Assets held for sale	4,483	6,466
Prepaid insurance	3,955	1,790
Other current assets	29,269	16,344
Total current assets	259,022	231,998
Property, plant and equipment, net	244,712	223,902
Intangibles, net	5,633	6,006
Deferred income taxes	17,389	15,081
Investments in unconsolidated subsidiaries	16,682	12,371
Operating lease right-of-use assets	7,744	8,667
Other non-current assets	46,224	41,683
Total assets	$597,406	$539,708
LIABILITIES AND EQUITY
Accounts payable	$16,232	$16,702
Accounts payable to affiliates	982	904
Revolving credit agreements	—	10,000
Current maturities of long-term debt	4,183	3,953
Asset retirement obligations	14,259	13,114
Accrued payroll	18,782	17,317
Deferred revenue	723	878
Federal income tax payable	4,310	—
Other current liabilities	9,452	7,118
Total current liabilities	68,923	69,986
Long-term debt	28,818	22,003
Long-term revolving credit agreements	37,221	—
Operating lease liabilities	7,652	8,782
Asset retirement obligations	38,491	39,499
Pension and other postretirement obligations	4,710	5,183
Liability for uncertain tax positions	5,795	5,795
Other long-term liabilities	8,486	6,120
Total liabilities	200,096	157,368
Stockholders' equity
Common stock:
Class A, par value $1 per share, 5,731,447 shares outstanding (December 31, 2023 - 5,882,845 shares outstanding)	5,732	5,883
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,565,519 shares outstanding (December 31, 2023 - 1,565,819 shares outstanding)	1,566	1,566
Capital in excess of par value	31,621	28,672
Retained earnings	367,814	355,873
Accumulated other comprehensive loss	(9,423)	(9,654)
Total stockholders' equity	397,310	382,340
Total liabilities and equity	$597,406	$539,708

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2024	2023	2024	2023
	(In thousands, except per share data)
Revenues	$61,656	$46,546	$167,290	$158,037
Cost of sales	54,412	48,720	146,010	150,447
Gross profit (loss)	7,244	(2,174)	21,280	7,590
Earnings of unconsolidated operations	15,155	12,754	42,054	37,662
Business interruption insurance recoveries	13,612	—	13,612	—
Operating expenses
Selling, general and administrative expenses	16,487	16,118	49,660	45,740
Amortization of intangible assets	131	642	373	2,296
(Gain) loss on sale of assets	(306)	87	(4,909)	(81)
	16,312	16,847	45,124	47,955
Operating profit (loss)	19,699	(6,267)	31,822	(2,703)
Other expense (income)
Interest expense	1,386	632	3,808	1,749
Interest income	(1,084)	(1,679)	(3,249)	(4,548)
Closed mine obligations	463	394	1,389	1,236
(Gain) loss on equity securities	(442)	551	(1,219)	(498)
Other, net	244	(315)	160	(2,417)
	567	(417)	889	(4,478)
Income (loss) before income tax provision (benefit)	19,132	(5,850)	30,933	1,775
Income tax provision (benefit)	3,497	(2,018)	4,756	(2,605)
Net income (loss)	$15,635	$(3,832)	$26,177	$4,380

Earnings per share:
Basic earnings (loss) per share	$2.14	$(0.51)	$3.55	$0.59
Diluted earnings (loss) per share	$2.14	$(0.51)	$3.54	$0.58

Basic weighted average shares outstanding	7,312	7,517	7,383	7,480
Diluted weighted average shares outstanding	7,312	7,517	7,395	7,515

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2024	2023	2024	2023
	(In thousands)
Net income (loss)	$15,635	$(3,832)	$26,177	$4,380
Reclassification of pension and postretirement adjustments into earnings, net of $20 and $68 tax benefit in the three and nine months ended September 30, 2024, respectively, and net of $6 and $18 tax benefit in the three and nine months ended September 30, 2023, respectively.	78	20	231	59
Total other comprehensive income	78	20	231	59
Comprehensive income (loss)	$15,713	$(3,812)	$26,408	$4,439

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30
	2024	2023
	(In thousands)
Operating activities
Net cash (used for) provided by operating activities	$(2,879)	$63,020

Investing activities
Expenditures for property, plant and equipment and acquisition of mineral interests	(30,697)	(37,894)
Proceeds from the sale of property, plant and equipment	416	323
Proceeds from the sale of private company equity units	—	1,153
Other	(774)	(1,137)
Net cash used for investing activities	(31,055)	(37,555)

Financing activities
Additions to long-term debt	3,090	790
Reductions of long-term debt	(3,894)	(3,186)
Net additions to revolving credit agreements	27,221	—
Cash dividends paid	(4,964)	(4,826)
Purchase of treasury shares	(9,576)	(824)
Net cash provided by (used for) financing activities	11,877	(8,046)

Cash and cash equivalents
Total (decrease) increase for the period	(22,057)	17,419
Balance at the beginning of the period	85,109	110,748
Balance at the end of the period	$63,052	$128,167
See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2023	$5,783	$1,566	$23,706	$404,924	$(9,013)	$426,966
Stock-based compensation	161	—	403	—	—	564
Net income	—	—	—	5,692	—	5,692
Cash dividends on Class A and Class B common stock: $0.2075 per share	—	—	—	(1,557)	—	(1,557)
Reclassification adjustment to net income, net of tax	—	—	—	—	21	21
Balance, March 31, 2023	$5,944	$1,566	$24,109	$409,059	$(8,992)	$431,686
Stock-based compensation	10	—	797	—	—	807
Net income	—	—	—	2,520	—	2,520
Cash dividends on Class A and Class B common stock: $0.2175 per share	—	—	—	(1,633)	—	(1,633)
Reclassification adjustment to net income, net of tax	—	—	—	—	18	18
Balance, June 30, 2023	$5,954	$1,566	$24,906	$409,946	$(8,974)	$433,398
Stock-based compensation	10	—	1,309	—	—	1,319
Purchase of treasury shares	(24)	—	(800)	—	—	(824)
Net loss	—	—	—	(3,832)	—	(3,832)
Cash dividends on Class A and Class B common stock: $0.2175 per share	—	—	—	(1,636)	—	(1,636)
Reclassification adjustment to net income, net of tax	—	—	—	—	20	20
Balance, September 30, 2023	$5,940	$1,566	$25,415	$404,478	$(8,954)	$428,445

Balance, January 1, 2024	$5,883	$1,566	$28,672	$355,873	$(9,654)	$382,340
Stock-based compensation	130	—	401	—	—	531
Purchase of treasury shares	(128)	—	—	(4,146)	—	(4,274)
Net income	—	—	—	4,570	—	4,570
Cash dividends on Class A and Class B common stock: $0.2175 per share	—	—	—	(1,630)	—	(1,630)
Reclassification adjustment to net income, net of tax	—	—	—	—	76	76
Balance, March 31, 2024	$5,885	$1,566	$29,073	$354,667	$(9,578)	$381,613
Stock-based compensation	11	—	1,378	—	—	1,389
Purchase of treasury shares	(108)	—	—	(3,177)	—	(3,285)
Net income	—	—	—	5,972	—	5,972
Cash dividends on Class A and Class B common stock: $0.2275 per share	—	—	—	(1,676)	—	(1,676)
Reclassification adjustment to net income, net of tax	—	—	—	—	77	77
Balance, June 30, 2024	$5,788	$1,566	$30,451	$355,786	$(9,501)	$384,090
Stock-based compensation	12	—	1,170	—	—	1,182
Purchase of treasury shares	(68)	—	—	(1,949)	—	(2,017)
Net income	—	—	—	15,635	—	15,635
Cash dividends on Class A and Class B common stock: $0.2275 per share	—	—	—	(1,658)	—	(1,658)
Reclassification adjustment to net income, net of tax	—	—	—	—	78	78
Balance, September 30, 2024	$5,732	$1,566	$31,621	$367,814	$(9,423)	$397,310

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(In thousands, except as noted and per share amounts)

NOTE 1—Nature of Operations and Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of NACCO Industries, Inc.® (“NACCO”) and its wholly owned subsidiary, NACCO Natural Resources Corporation® (“NACCO Natural Resources” and with NACCO collectively, the “Company”). NACCO Natural Resources brings natural resources to life by delivering aggregates, minerals, reliable fuels and environmental solutions through its robust business portfolio. The Company operates under three business segments: Coal Mining, North American Mining® ("NAMining") and Minerals Management. The Coal Mining segment operates surface coal mines for power generation companies. The NAMining segment is a trusted mining partner for producers of aggregates, activated carbon, lithium and other industrial minerals. The Minerals Management segment, which includes the Catapult Mineral Partners ("Catapult") business, acquires and promotes the development of mineral interests. Mitigation Resources of North America® ("Mitigation Resources") provides stream and wetland mitigation solutions as well as comprehensive reclamation and restoration construction services.

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

During the three and nine months ended September 30, 2024, the Coal Mining segment's operating coal mines were: The Coteau Properties Company (“Coteau”), Coyote Creek Mining Company, LLC (“Coyote Creek”), The Falkirk Mining Company (“Falkirk”) and Mississippi Lignite Mining Company (“MLMC”). Each of these mines supply lignite coal for power generation and delivers its coal production to an adjacent power plant or synfuels plant under a long-term supply contract. While MLMC’s coal supply contract contains a take or pay provision, the contract contains a force majeure provision that allows for the temporary suspension of the take or pay provision during the duration of certain specified events beyond the control of either party; all other coal supply contracts are requirements contracts. Certain coal supply contracts can be terminated early, which would result in a reduction to future earnings.

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

On December 18, 2023, MLMC received notice from its customer related to a mechanical issue that began on December 15, 2023 and impacted one of two boilers at the Red Hills Power Plant. While this issue has been resolved, it resulted in a reduction in customer demand which had a significant impact on the Company's results of operations during the first nine months of 2024. The Company recognized income of $13.6 million in the third quarter of 2024 related to business interruption insurance recoveries to partially offset losses related to the boiler outage.

The Sabine Mining Company (“Sabine”) operates the Sabine Mine in Texas. All production from Sabine was delivered to Southwestern Electric Power Company's (“SWEPCO”) Henry W. Pirkey Plant (the “Pirkey Plant”). SWEPCO is an American Electric Power (“AEP”) company. As a result of the early retirement of the Pirkey Plant, Sabine ceased deliveries and commenced final reclamation on April 1, 2023. Funding for mine reclamation is the responsibility of SWEPCO, and Sabine receives compensation for providing mine reclamation services. Sabine will provide mine reclamation services through September 30, 2026. On October 1, 2026, SWEPCO is scheduled to acquire all of the capital stock of Sabine and complete the remaining mine reclamation.

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

NAMining Segment
The NAMining segment provides value-added contract mining and other services for producers of industrial minerals. The segment is a platform for the Company’s growth and diversification of mining activities outside of the thermal coal industry. NAMining provides contract mining services for independently owned mines and quarries, creating value for its customers by performing the mining aspects of its customers’ operations. This allows customers to focus on their areas of expertise: materials handling and processing, product sales and distribution. As of September 30, 2024, NAMining operates in Florida, Texas, Arkansas, Virginia and Nebraska. In addition, Sawtooth Mining, LLC ("Sawtooth") has exclusive responsibility for mining and mine closure services for the Thacker Pass lithium project in northern Nevada, including mine design, construction, operation and maintenance.

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

The Company has cash proceeds from the sale of assets held by a qualified intermediary to facilitate tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code. In May 2024, the Company sold land and recognized a $4.5 million gain in the Minerals Management segment. The Company structured this transaction in a manner that qualified as a like-kind exchange pursuant to Section 1031 of the Internal Revenue Code. The net proceeds of the sale are currently held in escrow by a qualified intermediary until the Company purchases replacement property. During the nine months ended September 30, 2024, the Company had capital expenditures totaling $1.7 million related to this like-kind exchange. The Company had $5.3 million and $0.0 million of cash at September 30, 2024 and December 31, 2023, respectively, which is reported on the line Cash held by 1031 exchange facilitator in the Unaudited Condensed Consolidated Balance Sheets. The Company is evaluating other acquisitions which, if executed, could utilize some or all of the remaining cash.

Basis of Presentation: These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at September 30, 2024, the results of its operations, comprehensive income, cash flows and changes in equity for the nine months ended September 30, 2024 and 2023 have been included. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

Significant Judgments
The Company’s contracts with its customers in the Coal Mining and NAMining segments contain different types of variable consideration including, but not limited to, management fees that adjust based on volumes or MMBtu delivered. However, the terms of these variable payments relate specifically to the Company's efforts to satisfy one or more, but not all, of the performance obligations (or to a specific outcome from satisfying the performance obligations) in the contract. Therefore, the Company allocates each variable payment (and subsequent changes to that payment) entirely to the specific performance obligation to which it relates. Management fees, as well as general and administrative fees, are also adjusted based on changes in specified indices (e.g., CPI) to compensate for general inflation changes. Index adjustments, if applicable, are effective prospectively.

In the Minerals Management segment, the Company has the right to receive revenues from the sale of oil and natural gas through sales of the third-party lessees in which the Company owns a mineral or royalty interest. Revenue is recognized at the point control of the product is transferred from the operator to the purchaser. Those purchasers remit payment to the operator and the operator, in turn, remits payment to the Company. Receivables from third-party lessees for which the Company did not receive actual production information, either due to timing delays or due to the unavailability of data at the time when revenues are recognized, are estimated using expected sales volumes and estimated prices. The difference between the Company’s estimates and the actual amounts received is recorded in the month that payment is received from the third-party lessee. The Company typically receives payment for oil and natural gas sales within 90 days of the month of delivery. For the three and nine months ended September 30, 2024, differences between the Company’s pricing estimates and the actual amounts received from operators were immaterial. For the three and nine months ended September 30, 2023, any changes in estimates were immaterial.

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
At the Thacker Pass lithium project, in addition to management fee income, the customer will reimburse Sawtooth for certain capital expenditures. Sawtooth will recognize revenue over the estimated useful life of the asset on a straight-line basis as the performance obligation is satisfied over time. In prior years, the customer received a $3.5 million advance from Sawtooth, which is included in the long-term contract asset. The customer will either pay a $4.7 million success fee to Sawtooth upon achieving commercial mining milestones or repay the $3.5 million advance if such commercial mining milestones are not met.

Prior Period Performance Obligations
As discussed above, the Company records royalty income in the month production is delivered to the purchaser. The expected sales volumes and prices for these properties are estimated and recorded in "Trade accounts receivable" in the accompanying Unaudited Condensed Consolidated Balance Sheets. The difference between the Company’s estimates and the actual amounts received is recorded in the month that payment is received from the third-party lessee. For the three and nine months ended September 30, 2024, royalty income recognized in the reporting period related to production satisfied in prior reporting periods was immaterial. For the three and nine months ended September 30, 2023, royalty income recognized in the reporting period related to production satisfied in prior reporting periods was immaterial and $1.4 million, respectively.

Disaggregation of Revenue
In accordance with ASC 606-10-50, the Company disaggregates revenue from contracts with customers into major goods and service lines and timing of transfer of goods and services. The Company determined that disaggregating revenue into these categories achieves the disclosure objective of depicting how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The Company’s business consists of the Coal Mining, NAMining and Minerals Management segments as well as Unallocated Items. See Note 8 to the Unaudited Condensed Consolidated Financial Statements for further discussion of segment reporting.

The following table disaggregates revenue by major sources as of September 30:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2024	2023	2024	2023
Timing of Revenue Recognition
Goods transferred at a point in time	$17,134	$17,966	$46,740	$63,841
Services transferred over time	44,522	28,580	120,550	94,196
Total revenues	$61,656	$46,546	$167,290	$158,037

Contract Balances
The opening and closing balances of the Company’s current and long-term contract assets and liabilities and receivables are as follows:

	Contract balances
	Trade accounts receivable	Contract asset (current)	Contract asset (long-term)	Contract liability (current)	Contract liability (long-term)
Balance, January 1, 2024	$37,429	$—	$3,712	$878	$1,470
Balance, September 30, 2024	39,098	106	3,500	723	4,074
Increase (decrease)	$1,669	$106	$(212)	$(155)	$2,604

As described above, the Company enters into royalty contracts that grant exclusive right, title, and interest in and to minerals. The transaction price consists of a variable sales-based royalty and, in certain arrangements, a fixed component in the form of an up-front lease bonus payment. The timing of the payment of the fixed portion of the transaction price is upfront, however, the performance obligation is satisfied over the primary term of the contract, which is generally three to five years. Therefore, at the time any such up-front payment is received, a contract liability is recorded which represents deferred revenue. The amount of royalty revenue recognized in the three months ended September 30, 2024 and 2023 included in the opening contract liability was $0.1 million and $0.3 million, respectively. The amount of royalty revenue recognized in the nine months ended September 30, 2024 and 2023 included in the opening contract liability was $0.5 million and $0.7 million, respectively. This revenue consists of up-front lease bonus payments received under royalty contracts that are recognized over the primary term of the royalty contracts, which are generally three to five years.

The Company expects to recognize an additional $0.4 million in the remainder of 2024 and 2025, $1.1 million in 2026, less than $0.1 million in 2027 and $2.9 million in the years after 2028 related to the contract liability remaining at September 30, 2024. The difference between the opening and closing balances of the Company’s contract balances results from the timing difference between the Company’s performance and the customer’s payment.

The Company has no contract assets recognized from the costs to obtain or fulfill a contract with a customer.

NOTE 3—Inventories

Inventories are summarized as follows:

	SEPTEMBER 30 2024	DECEMBER 31 2023
Coal and aggregates	$32,779	$23,784
Mining supplies	61,657	53,216
Total inventories	$94,436	$77,000

During the three and nine months ended September 30, 2024, the Company recorded a $1.0 million and $4.1 million inventory impairment charge, respectively. During the three and nine months ended September 30, 2023, the Company recorded a $2.4 million and $6.6 million inventory impairment charge, respectively. The inventory impairment charges are included in the line “Cost of sales” in the accompanying Unaudited Condensed Consolidated Statements of Operations as the cost-basis of coal inventory exceeded its net realizable value at MLMC.

NOTE 4—Stockholders' Equity

Stock Repurchase Program: On November 7, 2023, the Company's Board of Directors approved a stock repurchase program ("2023 Stock Repurchase Program") providing for the purchase of up to $20.0 million of the Company’s outstanding Class A Common stock through December 31, 2025. NACCO's previous repurchase program ("2021 Stock Repurchase Program") would have expired on December 31, 2023 but was terminated and replaced by the 2023 Stock Repurchase Program. During the three and nine months ended September 30, 2024, the Company repurchased 68,282 and 304,340 shares, respectively, of Class A Common Stock under the 2023 Stock Repurchase Program for an aggregate purchase price of $2.0 million and $9.6 million, respectively. During both the three and nine months ended September 30, 2023, the Company repurchased 24,762 shares of Class A Common Stock under the 2021 Stock Repurchase Program for an aggregate purchase price of $0.8 million.

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

NOTE 5—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents the Company's assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Date	(Level 1)	(Level 2)	(Level 3)
	September 30, 2024
Assets:
Equity securities	$17,987	$17,987	$—	$—
	$17,987	$17,987	$—	$—

	December 31, 2023
Assets:
Equity securities	$17,208	$17,208	$—	$—
	$17,208	$17,208	$—	$—

Bellaire Corporation (“Bellaire”) is a non-operating subsidiary of the Company with legacy liabilities relating to closed mining operations, primarily former Eastern U.S. underground coal mining operations. Prior to 2023, Bellaire contributed $5.0 million to establish a mine water treatment trust (the "Mine Water Treatment Trust") to assure the long-term treatment of post-mining discharge. Bellaire's Mine Water Treatment Trust invests in equity securities that are reported at fair value based upon quoted market prices in active markets for identical assets; therefore, they are classified as Level 1 within the fair value hierarchy. The fair value of the Mine Water Treatment Trust was $12.3 million and $11.2 million at September 30, 2024 and December 31, 2023, respectively, and is included in Other non-current assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. The Company recognized a gain of $0.6 million and $1.5 million during the three and nine months ended September 30, 2024, respectively, and a loss of $0.4 million and a gain of $0.7 million during the three and nine months ended September 30, 2023, respectively, related to the Mine Water Treatment Trust.

Prior to 2023, the Company invested $2.0 million in equity securities of a public company with a diversified portfolio of royalty producing mineral interests. The investment is reported at fair value based upon quoted market prices in active markets for identical assets; therefore, it is classified as Level 1 within the fair value hierarchy. The fair value of this investment was $5.7 million and $6.0 million at September 30, 2024 and December 31, 2023, respectively, and is included in Other non-current assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. The Company recognized a loss of $0.1 million and $0.3 million during the three and nine months ended September 30, 2024, respectively, and a loss of $0.2 million during both the three and nine months ended September 30, 2023 related to the investment in these equity securities.

The change in fair value of equity securities is reported on the line (Gain) loss on equity securities in the Other expense (income) section of the Unaudited Condensed Consolidated Statements of Operations.

There were no transfers into or out of Levels 1, 2 or 3 during the nine months ended September 30, 2024 and 2023.

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

The Investment in the unconsolidated subsidiaries and related tax positions totaled $16.7 million and $12.4 million at September 30, 2024 and December 31, 2023, respectively. The Company's maximum risk of loss relating to these entities is limited to its invested capital, which was $4.7 million and $5.0 million at September 30, 2024 and December 31, 2023, respectively. Earnings of unconsolidated operations were $15.2 million and $42.1 million during the three and nine months ended September 30, 2024, respectively, and $12.8 million and $37.7 million during the three and nine months ended September 30, 2023, respectively.

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

The Company has items not directly attributable to a reportable segment that are not included as part of the measurement of segment operating profit. These items primarily include administrative costs related to public company reporting requirements at the parent company and the financial results of Mitigation Resources and Bellaire. Mitigation Resources provides stream and wetland mitigation solutions as well as comprehensive reclamation and restoration construction services. Bellaire manages the Company’s long-term liabilities related to former Eastern U.S. underground mining activities.

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

The following table presents Revenues, Cost of sales, Earnings of unconsolidated operations, Operating expenses, Operating profit (loss), Expenditures for property, plant and equipment and acquisition of mineral interests and Depreciation, depletion and amortization expense:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2024	2023	2024	2023
Revenues
Coal Mining	$17,706	$18,665	$48,247	$65,661
NAMining	32,326	21,722	84,729	64,071
Minerals Management	8,849	5,747	24,843	23,203
Unallocated Items	3,745	966	11,573	6,785
Eliminations	(970)	(554)	(2,102)	(1,683)
Total	$61,656	$46,546	$167,290	$158,037

Cost of sales
Coal Mining	$18,054	$26,819	$55,135	$85,966
NAMining	31,379	20,286	77,304	58,411
Minerals Management	1,286	1,064	4,151	3,026
Unallocated Items	4,622	1,086	11,501	4,675
Eliminations	(929)	(535)	(2,081)	(1,631)
Total	$54,412	$48,720	$146,010	$150,447

Earnings of unconsolidated operations
Coal Mining	$13,821	$11,259	$37,834	$33,687
NAMining	1,122	1,495	3,935	3,975
Minerals Management	213	—	286	—
Unallocated Items	(1)	—	(1)	—
Total	$15,155	$12,754	$42,054	$37,662

Operating expenses (income)*
Coal Mining	$7,147	$7,802	$22,270	$22,441
NAMining	2,543	2,065	6,394	5,725
Minerals Management	1,588	1,073	(731)	3,234
Unallocated Items	5,034	5,907	17,191	16,555
Total	$16,312	$16,847	$45,124	$47,955

Operating profit (loss)
Coal Mining	$19,938	$(4,697)	$22,288	$(9,059)
NAMining	(474)	866	4,966	3,910
Minerals Management	6,188	3,610	21,709	16,943
Unallocated Items	(5,912)	(6,027)	(17,120)	(14,445)
Eliminations	(41)	(19)	(21)	(52)
Total	$19,699	$(6,267)	$31,822	$(2,703)

*Operating expenses (income) consist of Selling, general and administrative expenses, Amortization of intangible assets and (Gain) loss on sale of assets.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2024	2023	2024	2023
Expenditures for property, plant and equipment and acquisition of mineral interests
Coal Mining	$3,338	$1,469	$7,045	$5,187
NAMining	3,170	21,450	14,156	30,380
Minerals Management	708	776	854	1,758
Unallocated Items	1,080	64	8,642	569
Total	$8,296	$23,759	$30,697	$37,894

Depreciation, depletion and amortization
Coal Mining	$2,154	$4,336	$7,264	$12,924
NAMining	2,672	2,058	7,362	5,799
Minerals Management	1,092	768	3,408	2,328
Unallocated Items	333	158	916	378
Total	$6,251	$7,320	$18,950	$21,429

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
Management's Discussion and Analysis of Financial Condition and Results of Operations include NACCO Industries, Inc.® (“NACCO”) and its wholly owned subsidiary, NACCO Natural Resources Corporation® (“NACCO Natural Resources”). NACCO Natural Resources brings natural resources to life by delivering aggregates, minerals, reliable fuels and environmental solutions through its robust business portfolio. The Company operates under three business segments: Coal Mining, North American Mining® ("NAMining") and Minerals Management. The Coal Mining segment operates surface coal mines for power generation companies. The NAMining segment is a trusted mining partner for producers of aggregates, activated carbon, lithium and other industrial minerals. The Minerals Management segment, which includes the Catapult Mineral Partners ("Catapult") business, acquires and promotes the development of mineral interests. Mitigation Resources of North America® ("Mitigation Resources") provides stream and wetland mitigation solutions as well as comprehensive reclamation and restoration construction services.

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

During the three and nine months ended September 30, 2024, the Coal Mining segment's operating coal mines were: The Coteau Properties Company (“Coteau”), Coyote Creek Mining Company, LLC (“Coyote Creek”), The Falkirk Mining Company (“Falkirk”) and Mississippi Lignite Mining Company (“MLMC”). Each of these mines supply lignite coal for power generation and delivers its coal production to an adjacent power plant or synfuels plant under a long-term supply contract. While MLMC’s coal supply contract contains a take or pay provision, the contract contains a force majeure provision that allows for the temporary suspension of the take or pay provision during the duration of certain specified events beyond the control of either party; all other coal supply contracts are requirements contracts. Certain coal supply contracts can be terminated early, which would result in a reduction to future earnings.

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

On December 18, 2023, MLMC received notice from its customer related to a mechanical issue that began on December 15, 2023 and impacted one of two boilers at the Red Hills Power Plant. While this issue has been resolved, it resulted in a reduction in customer demand which had a significant impact on the Company's results of operations during the first nine months of 2024. The Company recognized income of $13.6 million in the third quarter of 2024 related to business interruption insurance recoveries to partially offset losses related to the boiler outage.

The Sabine Mining Company (“Sabine”) operates the Sabine Mine in Texas. All production from Sabine was delivered to Southwestern Electric Power Company's (“SWEPCO”) Henry W. Pirkey Plant (the “Pirkey Plant”). SWEPCO is an American Electric Power (“AEP”) company. As a result of the early retirement of the Pirkey Plant, Sabine ceased deliveries and commenced final reclamation on April 1, 2023. Funding for mine reclamation is the responsibility of SWEPCO, and Sabine receives compensation for providing mine reclamation services. Sabine will provide mine reclamation services through September 30, 2026. On October 1, 2026, SWEPCO is scheduled to acquire all of the capital stock of Sabine and complete the remaining mine reclamation.

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

NAMining Segment
The NAMining segment provides value-added contract mining and other services for producers of industrial minerals. The segment is a platform for the Company’s growth and diversification of mining activities outside of the thermal coal industry. NAMining provides contract mining services for independently owned mines and quarries, creating value for its customers by performing the mining aspects of its customers’ operations. This allows customers to focus on their areas of expertise: materials handling and processing, product sales and distribution. As of September 30, 2024, NAMining operates in Florida, Texas, Arkansas, Virginia and Nebraska. In addition, Sawtooth Mining, LLC ("Sawtooth") has exclusive responsibility for mining and mine closure services for the Thacker Pass lithium project in northern Nevada, including mine design, construction, operation and maintenance.

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

Previous efforts by the EPA were met with extensive litigation and there has been a similar response to the new GHG and MATS rules. State coalitions have filed lawsuits challenging both of these rules. Several other entities, including electric generators and industry groups, have joined the lawsuits. In July 2024 and October 2024, stay motions for the GHG and MATS rules were denied by the U.S. Court of Appeals for the District of Columbia Circuit (the “D.C. Circuit Court”), respectively. Following the D.C. Circuit Court denial, emergency stay motions were filed for the GHG and MATS rules with the Supreme Court of the United States ("SCOTUS”). In October 2024, the SCOTUS denied the stay applications for the GHG and MATS rules. The GHG and MATS cases will continue through the normal procedures in the D.C. Circuit Court without stays in place. The Company cannot predict the full impact of the MATS and GHG rules on the operations of the coal-fired generation facilities operated by its customers.

Review of the newly established carbon dioxide emission guidelines for existing coal-fired, steam generating electric generating units ("EGUs") indicate that the compliance deadline for coal-fired plants planning to install carbon capture and sequestration/storage technology has been extended to January 1, 2032 in order to operate beyond 2039. If a coal-fired plant intends to close prior to 2032, no controls will be required and if a plant plans to close between 2032 and 2039, they must begin co-firing with natural gas by January 1, 2030.

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

Substantially all of the Coal Mining segment's profits are derived from long-term mining contracts. These new rules may raise the cost of fossil fuel generated energy, making coal-fired power plants less competitive, and/or result in early closure of the coal-fired EGU's operated by the Company's customers which could have an adverse impact on demand for coal and ultimately result in the early closure of the mines servicing these plants, including closure of the Company's coal mines. The Company cannot predict the full impact of the MATS and GHG rules on the operations of the coal-fired EGUs operated by its customers and any early closure of the Company's mines could have a material adverse effect on the Company’s business, financial condition and results of operations.

The EPA promulgated a regional haze program designed to protect and to improve visibility at and around Class I Areas, which are generally National Parks, National Wilderness Areas and International Parks. State implementation of the EPA’s Regional Haze Rule could require Coyote Creek’s customers to incur significant new costs at the Coyote Station power plant, which could result in the premature closure of the power plant and the Coyote Creek mine. The North Dakota Department of Environmental Quality (“NDDEQ”) finalized its state implementation plan and submitted it to the EPA for approval in August 2022. The NDDEQ determined that visibility progress was being made and did not require significant emissions controls at Coyote Station power plant. Notwithstanding NDDEQ’s determination, the EPA may require additional costly emission controls and it may not be economically feasible for Coyote Creek's customers to invest in such equipment, which could result in early retirement of Coyote Station and the Coyote Creek mine. In July 2024, the EPA issued a proposed partial denial of the state implementation plan. The Company submitted comments to the EPA on the proposed partial denial during the third quarter of 2024.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Refer to the discussion of the Company's Critical Accounting Policies and Estimates as disclosed on pages 52 through 53 in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. The Company's Critical Accounting Policies and Estimates have not materially changed since December 31, 2023.

CONSOLIDATED FINANCIAL SUMMARY

The results of operations for NACCO were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2024	2023	2024	2023
Revenues:
Coal Mining	$17,706	$18,665	$48,247	$65,661
NAMining	32,326	21,722	84,729	64,071
Minerals Management	8,849	5,747	24,843	23,203
Unallocated Items	3,745	966	11,573	6,785
Eliminations	(970)	(554)	(2,102)	(1,683)
Total revenue	$61,656	$46,546	$167,290	$158,037
Operating profit (loss):
Coal Mining	$19,938	$(4,697)	$22,288	$(9,059)
NAMining	(474)	866	4,966	3,910
Minerals Management	6,188	3,610	21,709	16,943
Unallocated Items	(5,912)	(6,027)	(17,120)	(14,445)
Eliminations	(41)	(19)	(21)	(52)
Total operating profit (loss)	19,699	(6,267)	31,822	(2,703)
Interest expense	1,386	632	3,808	1,749
Interest income	(1,084)	(1,679)	(3,249)	(4,548)
Closed mine obligations	463	394	1,389	1,236
(Gain) loss on equity securities	(442)	551	(1,219)	(498)
Other, net	244	(315)	160	(2,417)
Other expense (income), net	567	(417)	889	(4,478)
Income (loss) before income tax provision (benefit)	19,132	(5,850)	30,933	1,775
Income tax provision (benefit)	3,497	(2,018)	4,756	(2,605)
Net income (loss)	$15,635	$(3,832)	$26,177	$4,380

Effective income tax rate	18.3%	34.5%	15.4%	(146.8)%

The components of the change in revenues and operating profit are discussed below in "Segment Results."

Third Quarter of 2024 Compared with Third Quarter of 2023, and First Nine Months of 2024 Compared with First Nine Months of 2023

Other expense (income), net

Interest expense increased in the third quarter of 2024 and the first nine months of 2024 compared with the respective 2023 periods due to higher average borrowings as well as an increase in interest rates.

Interest income decreased in the third quarter of 2024 and the first nine months of 2024 compared with the respective 2023 periods due to lower earnings on reduced cash balances.

(Gain) loss on equity securities represents changes in the market price of invested assets reported at fair value. The change in the third quarter of 2024 and the first nine months of 2024 compared with the respective 2023 periods was due to fluctuations in the market prices of the exchange-traded equity securities. See Note 5 to the Unaudited Condensed Consolidated Financial Statements for further discussion of equity securities.

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

Income Taxes

The Company evaluates and updates its estimated annual effective income tax rate on a quarterly basis based on current and forecasted operating results and tax laws. Consequently, based upon the mix and timing of actual earnings compared to projections of earnings between entities that benefit from percentage depletion and those that do not, the effective tax rate may vary quarterly and may make quarterly comparisons not meaningful. The benefit of percentage depletion is not directly related to the amount of consolidated pre-tax income recorded in a period. Accordingly, in periods where income before tax is relatively small, the proportional effect of the benefit from percentage depletion on the effective tax rate may be significant. In addition, as a result of a forecasted full-year 2023 loss before income tax as of September 30, 2023, the effect of the benefit from percentage depletion resulted in a negative forecasted effective tax rate. Each quarter, the Company updates its estimate of the annual effective tax rate, and the cumulative impact of the change in the estimated annual tax rate is recorded, which can make quarterly comparisons not meaningful.

LIQUIDITY AND CAPITAL RESOURCES OF NACCO

Cash Flows

The following tables detail NACCO's changes in cash flow for the nine months ended September 30:

	2024	2023	Change
Operating activities:
Net cash (used for) provided by operating activities	$(2,879)	$63,020	$(65,899)

Investing activities:
Expenditures for property, plant and equipment and acquisition of mineral interests	(30,697)	(37,894)	7,197
Other	(358)	339	(697)
Net cash used for investing activities	(31,055)	(37,555)	6,500
Cash flow before financing activities	$(33,934)	$25,465	$(59,399)

The $65.9 million change in net cash (used for) provided by operating activities was primarily due to a net unfavorable change in working capital as well as a decrease in net income adjusted for non-cash items, primarily the $13.6 million receivable related to business interruption insurance recoveries at MLMC. The unfavorable change in working capital was mainly the result of:
•An increase in Other current assets during the first nine months of 2024 compared with a modest increase in the first nine months of 2023. The change in Other current assets was mainly due to an increase in vendor deposits.
•An increase in coal and mining supplies inventory during the first nine months of 2024 compared with a decrease in the first nine months of 2023.
•A modest increase in Trade accounts receivable during the first nine months of 2024 compared with a decrease in the first nine months of 2023. The 2023 decrease in Trade accounts receivable was due to a delay in payments by a customer from December 31, 2022.
•A modest decrease in Accounts payable during the first nine months of 2024 compared with an increase in the first nine months of 2023. The increase in 2023 accounts payable was primarily due to equipment acquired for the Thacker Pass lithium project.

In addition, the Company entered into an Accounts Receivable Financing Program with a third-party banking institution on March 14, 2024 for the sale of certain accounts receivables. Accounts receivable sold under the Accounts Receivable Financing Program for the three and nine months ended September 30, 2024 were $16.6 million and $33.7 million, respectively. The net proceeds received were included in Net cash (used for) provided by operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows.

	2024	2023	Change
Financing activities:
Net additions (reductions) to long-term debt and revolving credit agreements	$26,417	$(2,396)	$28,813
Cash dividends paid	(4,964)	(4,826)	(138)
Purchase of treasury shares	(9,576)	(824)	(8,752)
Net cash provided by (used for) financing activities	$11,877	$(8,046)	$19,923

The change in net cash provided by (used for) financing activities was primarily due to additions in debt borrowings during the first nine months of 2024 compared with reductions during the first nine months of 2023, partially offset by an increase in share repurchases during the first nine months of 2024.

Cash held by 1031 exchange facilitator

The Company has cash proceeds from the sale of assets held by a qualified intermediary to facilitate tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code. In the first nine months of 2024, the Company sold land for $7.0 million and recognized a $4.5 million gain in the Minerals Management segment. The Company structured this transaction in a manner that qualified as a like-kind exchange pursuant to Section 1031 of the Internal Revenue Code. The net proceeds are being held in escrow by a third-party intermediary until the Company purchases replacement property. A total of $1.7 million in property related to this like-kind exchange was acquired during the first nine months of 2024. The Company had $5.3 million and $0.0 million of restricted cash at September 30, 2024 and December 31, 2023, respectively, which is reported on the line Cash held by 1031 exchange facilitator in the Unaudited Condensed Consolidated Balance Sheets. The Company is evaluating other acquisitions which, if executed, could utilize some or all of the remaining restricted cash.

Financing Activities

In September 2024, NACCO Natural Resources amended its secured revolving line of credit to increase the revolving credit commitments to $200.0 million (the “Facility”) and extend the maturity to September 2028. Borrowings outstanding under the Facility were $37.2 million at September 30, 2024. At September 30, 2024, the excess availability under the Facility was $130.9 million, which reflects a reduction for outstanding letters of credit of $31.9 million.

NACCO has not guaranteed any borrowings of NACCO Natural Resources. The Facility allows for the payment to NACCO of dividends and advances under certain circumstances. Dividends (to the extent permitted by the Facility) and management fees are the primary sources of cash for NACCO and enable the Company to pay dividends to stockholders and repurchase shares.

The Facility has performance-based pricing, which sets interest rates based upon NACCO Natural Resources achieving various levels of debt to EBITDA ratios, as defined in the Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective September 30, 2024, for base rate and Term SOFR loans were 1.75% and 2.75%, respectively. The Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.45% on the unused commitment at September 30, 2024. During the three and nine months ended September 30, 2024, the average borrowing under the Facility was $28.2 million and $21.5 million, respectively, and the weighted-average annual interest rate was 8.63% and 9.27%, respectively.

The Facility contains restrictive covenants, which require, among other things, NACCO Natural Resources to maintain a maximum net debt to EBITDA ratio of 2.75 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 1.50 to 1.00, or if greater than 1.50 to 1.00, a Fixed Charge Coverage Ratio of 1.10 to 1.00. At September 30, 2024, NACCO Natural Resources was in compliance with all financial covenants in the Facility.

The obligations under the Facility are guaranteed by certain of NACCO Natural Resources' direct and indirect, existing and future domestic subsidiaries, and is secured by certain assets of NACCO Natural Resources and the guarantors, subject to customary exceptions and limitations.

The Company believes funds available from cash on hand, the Facility and operating cash flows will provide sufficient liquidity to meet its operating needs and commitments arising during the next twelve months and until the expiration of the Facility in September 2028.

Expenditures for property, plant and equipment and mineral interests

Expenditures for property, plant and equipment and mineral interests were $30.7 million during the first nine months of 2024, primarily for equipment at the NAMining and Coal Mining segments as well as land at Mitigation Resources. Planned expenditures for the remainder of 2024 are expected to be approximately $4 million in the Coal Mining segment, $12 million in the NAMining segment, $20 million in the Minerals Management segment and $2 million in Unallocated Items. Planned expenditures in 2025 are expected to be approximately $48 million.

Expenditures are expected to be funded from internally generated funds and/or bank borrowings.

Capital Structure

NACCO's consolidated capital structure is presented below:

	SEPTEMBER 30 2024	DECEMBER 31 2023	Change
Cash and cash equivalents	$63,052	$85,109	$(22,057)
Other net tangible assets	422,105	349,934	72,171
Intangible assets, net	5,633	6,006	(373)
Net assets	490,790	441,049	49,741
Total debt	(70,222)	(35,956)	(34,266)
Bellaire closed mine obligations	(23,258)	(22,753)	(505)
Total equity	$397,310	$382,340	$14,970
Debt to total capitalization	15%	9%	6%

The increase in other net tangible assets at September 30, 2024 compared with December 31, 2023 was mainly the result of increases in Property, plant and equipment, Inventory and Other current assets during the first nine months of 2024. The increase in Inventory was mainly due to higher coal and mining supplies inventory. The increase in Other current assets is primarily due to $7.8 million in vendor deposits. The $13.6 million receivable related to business interruption insurance recoveries at MLMC also contributed to the change in other net tangible assets.

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

SEGMENT RESULTS

COAL MINING SEGMENT

FINANCIAL REVIEW

Tons of coal delivered by the Coal Mining segment were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2024	2023	2024	2023
Unconsolidated operations	5,335	5,105	15,745	15,899
Consolidated operations	474	628	1,352	2,245
Total tons delivered	5,809	5,733	17,097	18,144

The results of operations for the Coal Mining segment were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2024	2023	2024	2023
Revenues	$17,706	$18,665	$48,247	$65,661
Cost of sales	18,054	26,819	55,135	85,966
Gross loss	(348)	(8,154)	(6,888)	(20,305)
Earnings of unconsolidated operations(a)	13,821	11,259	37,834	33,687
Business interruption insurance recoveries	13,612	—	13,612	—
Selling, general and administrative expenses	7,014	7,160	21,984	20,313
Amortization of intangible assets	131	642	373	2,296
Loss (gain) on sale of assets	2	—	(87)	(168)
Operating profit (loss)	$19,938	$(4,697)	$22,288	$(9,059)
(a) See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.

Third Quarter of 2024 Compared with Third Quarter of 2023

Revenues decreased 5.1% in the third quarter of 2024 compared with the third quarter of 2023 primarily due to a reduction in customer requirements at MLMC as a result of a mechanical issue that impacted one of two boilers at the Red Hills Power Plant.

The following table identifies the components of change in Operating profit (loss) for the third quarter of 2024 compared with the third quarter of 2023:

Operating Profit (Loss)
2023	$(4,697)
Increase (decrease) from:
Business interruption insurance recoveries	13,612
Gross loss	7,806
Earnings of unconsolidated operations	2,562
Amortization of intangibles	511
Selling, general and administrative expenses	146
Loss on sale of assets	(2)
2024	$19,938

Operating profit (loss) improved by $24.6 million in the third quarter of 2024 compared with the third quarter of 2023 primarily due to MLMC's business interruption insurance recoveries for the issue at the Red Hills Power Plant, a decrease in the gross loss and an increase in earnings of unconsolidated operations.

The reduction in revenues at MLMC was offset by lower cost of goods sold, resulting in a favorable change to the gross loss during the third quarter of 2024 compared with the third quarter of 2023. The reduction in cost of goods sold was primarily attributable to increased operating efficiencies due to the completion of the move to a new mine area in 2023 and improved mining conditions in the third quarter of 2024 compared to the prior period. Changes in the level of coal inventory and costs capitalized into inventory also contributed to the improvement as the decrease in demand resulted in an increase in the coal stockpile and more costs capitalized into inventory during the third quarter of 2024. In addition, the gross loss in the third quarter of 2024 and 2023 included $1.0 million and $2.4 million of inventory impairment charges, respectively, to write down MLMC's coal inventory to its net realizable value.

The increase in earnings of unconsolidated operations was primarily due to a higher per ton management fee beginning in June 2024 when temporary price concessions ended at Falkirk. Improved results at Coteau also contributed to the increase in earnings of unconsolidated operations.

First Nine Months of 2024 Compared with First Nine Months of 2023

Revenues decreased 26.5% in the first nine months of 2024 compared with the first nine months of 2023 primarily due to a reduction in customer requirements at MLMC as a result of a mechanical issue that impacted one of two boilers at the Red Hills Power Plant.

The following table identifies the components of change in Operating profit (loss) for the first nine months of 2024 compared with the first nine months of 2023:

Operating Profit (Loss)
2023	$(9,059)
Increase (decrease) from:
Business interruption insurance recoveries	13,612
Gross loss	13,417
Earnings of unconsolidated operations	4,147
Amortization of intangibles	1,923
Selling, general and administrative expenses	(1,671)
Gain on sale of assets	(81)
2024	$22,288

Operating profit (loss) improved by $31.3 million in the first nine months of 2024 compared with the first nine months of 2023 primarily due to MLMC's business interruption insurance recoveries for the issue at the Red Hills Power Plant, a decrease in the gross loss, an increase in earnings of unconsolidated operations and a decrease in amortization of intangibles. These favorable changes were partially offset by an increase in selling, general and administrative expenses primarily due to higher employee-related costs.

The reduction in revenues at MLMC was offset by lower cost of goods sold, resulting in a decrease in the gross loss during the first nine months of 2024 compared with the first nine months of 2023. The reduction in cost of goods sold was primarily attributable to increased operating efficiencies due to the completion of the move to a new mine area in 2023 and improved mining conditions in the first nine months of 2024 compared to the prior period. Changes in the level of coal inventory and costs capitalized into inventory also contributed to the improvement as the decrease in demand resulted in an increase in the coal stockpile and more costs capitalized into inventory during the first nine months of 2024. In addition, the gross loss in the first nine months of 2024 and 2023 included $4.1 million and $6.6 million of inventory impairment charges, respectively, to write down MLMC's coal inventory to its net realizable value.

The increase in earnings of unconsolidated operations was primarily due to a higher per ton management fee beginning in June 2024 when temporary price concessions ended and an increase in customer demand at Falkirk. Improved results at Coteau also contributed to the increase in earnings of unconsolidated operations.

NORTH AMERICAN MINING ("NAMining") SEGMENT

FINANCIAL REVIEW
Tons delivered by the NAMining segment were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2024	2023	2024	2023
Total tons delivered	12,005	15,410	43,178	44,178

The results of operations for the NAMining segment were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2024	2023	2024	2023
Total revenues	$32,326	$21,722	$84,729	$64,071
Reimbursable costs	21,922	13,339	50,819	38,088
Revenues excluding reimbursable costs	$10,404	$8,383	$33,910	$25,983

Total revenues	$32,326	$21,722	$84,729	$64,071
Cost of sales	31,379	20,286	77,304	58,411
Gross profit	947	1,436	7,425	5,660
Earnings of unconsolidated operations(a)	1,122	1,495	3,935	3,975
Selling, general and administrative expenses	2,843	2,065	6,696	5,725
Gain on sale of assets	(300)	—	(302)	—
Operating (loss) profit	$(474)	$866	$4,966	$3,910
(a) See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's unconsolidated subsidiaries, including summarized financial information.

Third Quarter of 2024 Compared with Third Quarter of 2023

Total revenues increased 48.8% in the third quarter of 2024 compared with the third quarter of 2023, primarily due to an increase in reimbursable costs, which have an offsetting amount in cost of sales and have no impact on gross profit. Revenues excluding reimbursable costs increased 24.1% mainly due to favorable pricing and delivery mix at the consolidated limestone quarries. This increase was partially offset by a reduction in tons delivered primarily due to an increase in planned customer outages and significant rain events in Florida during the third quarter of 2024.

The following table identifies the components of change in Operating (loss) profit for the third quarter of 2024 compared with the third quarter of 2023:

Operating (Loss) Profit
2023	$866
Increase (decrease) from:
Selling, general and administrative expenses	(778)
Gross profit	(489)
Earnings of unconsolidated operations	(373)
Gain on sale of assets	300
2024	$(474)

Operating (loss) profit decreased $1.3 million in the third quarter of 2024 compared with the third quarter of 2023 primarily due to an increase in selling, general and administrative expenses and a decrease in gross profit. The increase in selling, general and administrative expenses was the result of a $0.9 million charge to establish an allowance against a receivable from one of NAMining's customers. The decrease in gross profit was primarily due to higher supply expenses and labor-related costs.

First Nine Months of 2024 Compared with First Nine Months of 2023

Total revenues increased 32.2% in the first nine months of 2024 compared with the first nine months of 2023 primarily due to an increase in reimbursable costs, which have an offsetting amount in cost of sales and have no impact on gross profit. Revenues excluding reimbursable costs increased 30.5% mainly due to favorable pricing at the consolidated limestone quarries and an increase in the scope of work at Sawtooth.

The following table identifies the components of change in Operating profit for the first nine months of 2024 compared with the first nine months of 2023:

Operating Profit
2023	$3,910
Increase (decrease) from:
Gross profit	1,765
Gain on sale of assets	302
Selling, general and administrative expenses	(971)
Earnings of unconsolidated operations	(40)
2024	$4,966

Operating profit increased $1.1 million in the first nine months of 2024 compared with the first nine months of 2023 primarily due to an increase in gross profit. This improvement was mainly the result of an increase in the scope of work at Sawtooth and favorable pricing and improved margins at the consolidated limestone quarries. These improvements were partially offset by an increase in selling, general and administrative expenses as a result of a $0.9 million charge to establish an allowance against a receivable from one of NAMining's customers.

MINERALS MANAGEMENT SEGMENT
FINANCIAL REVIEW

The following table sets forth the Company’s estimate of the number of gross and net productive wells:

	September 30, 2024		September 30, 2023
	Gross	Net	Gross	Net
Oil	1,836	5.9	1,164	3.4
Natural Gas	292	16.9	245	12.3
Total	2,128	22.8	1,409	15.7

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

Oil and natural gas prices have been historically volatile and may continue to be volatile in the future. The table below demonstrates volatility with the average prices as reported by the United States Energy Information Administration for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2024	2023	2024	2023
West Texas Intermediate Average Crude Oil Price	$76.24	$82.30	$78.50	$77.38
Henry Hub Average Natural Gas Price	$2.11	$2.59	$2.11	$2.47
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

The following table sets forth the estimated oil and natural gas production data related to the Company’s mineral and royalty interests for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2024 (4)	2023 (4)	2024 (4)	2023 (4)
Production data:
Oil (bbl) (1)	34,480	21,690	100,937	74,797
NGL (bbl) (1)	14,155	14,399	46,186	42,717
Residue gas (Mcf) (2)	2,235,536	1,515,433	6,750,803	5,098,258
Total BOE (3)	421,224	288,661	1,272,257	967,224
(1) Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume.
(2) Mcf. One thousand cubic feet of natural gas at the contractual pressure and temperature bases.
(3) BOE. Barrel of Oil Equivalent, a conversion factor of 6 MCF of gas was used for 1 equivalent bbl of oil.
(4) As an owner of mineral and royalty interests, the Company’s access to information concerning activity and operations of its royalty and mineral interests is limited. As a result, the Company estimated August and September 2024 data with volumes projected from prior well production.

The results of operations for the Minerals Management segment were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2024	2023	2024	2023
Oil and natural gas revenues	$7,116	$3,383	$19,347	$15,892
Other revenues	1,733	2,364	5,496	7,311
Total Revenues	$8,849	$5,747	$24,843	$23,203

Total Revenues	$8,849	$5,747	$24,843	$23,203
Cost of sales	1,286	1,064	4,151	3,026
Gross profit	7,563	4,683	20,692	20,177
Earnings from unconsolidated operations	213	—	286	—
Selling, general and administrative expenses	1,588	986	3,781	3,147
(Gain) loss on sale of assets	—	87	(4,512)	87
Operating profit	$6,188	$3,610	$21,709	$16,943

Revenues and operating profit increased in the third quarter of 2024 and the first nine months of 2024 compared with the respective 2023 periods, primarily due to an increase in oil and natural gas revenue as a result of higher production volumes. Increased oil production volumes are mainly related to an acquisition that closed during the fourth quarter of 2023. These improvements were partially offset by a reduction in other revenues, primarily coal royalty income. In addition, revenues during the first nine months of 2023 included $1.4 million of settlement income. Operating profit in the first nine months of 2024 included a $4.5 million gain on the sale of land related to legacy operations.

UNALLOCATED ITEMS AND ELIMINATIONS

FINANCIAL REVIEW

Unallocated Items and Eliminations were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2024	2023	2024	2023
Operating loss	$(5,953)	$(6,046)	$(17,141)	$(14,497)

The operating loss in the third quarter of 2024 was comparable to the third quarter of 2023. The operating loss in the first nine months of 2024 increased compared with the respective 2023 period due to higher operating expenses at Mitigation Resources.

NACCO Industries, Inc. Outlook

Coal Mining Outlook
The prior-year fourth-quarter results included a $60.8 million pre-tax impairment charge. Comparisons in this section exclude the effect of this charge.

The Company anticipates significant year-over-year increases in Coal Mining operating profit and Segment Adjusted EBITDA in the 2024 fourth quarter. This anticipated improvement is primarily due to higher earnings at the unconsolidated coal mining operations driven primarily by an expectation for increased deliveries, as well as a higher per ton management fee at Falkirk. An anticipated improvement in results at MLMC due to an increase in the index-based sales price partly offset by a reduction in customer demand is also expected to contribute to the profit improvement. Full-year 2024 results are also expected to increase compared with 2023.

Capital expenditures are expected to be approximately $4 million in the fourth quarter of 2024 and $12 million for the 2024 full year.

NAMining Outlook
NAMining expects the 2024 fourth quarter and full-year operating profit and Segment Adjusted EBITDA to increase year-over-year. The fourth quarter results are also anticipated to improve over the 2024 third quarter. These improvements are primarily due to the late 2023 amendment of limestone contracts to more mutually advantageous contract terms and a scope of work expansion with another customer.

Sawtooth is the exclusive provider of comprehensive mining services at Thacker Pass, which is owned by Lithium Americas Corp. (TSX: LAC) (NYSE: LAC). Sawtooth will supply all of the lithium-bearing ore requirements for Thacker Pass, which is currently under construction. Sawtooth will be reimbursed for costs of mining, capital expenditures and mine closure and will recognize a contractually agreed upon production fee once the mine is operating. In addition to providing comprehensive mining services, Sawtooth Mining is currently assisting with certain construction services and will transport clay tailings once lithium production commences. Phase 1 lithium production is estimated to begin in 2027. Prior to that time, the Company expects to continue to recognize moderate income.

NAMining expects full-year 2024 capital expenditures to be approximately $26 million, with approximately $12 million expended in the fourth quarter.

Minerals Management Outlook
Operating profit and Segment Adjusted EBITDA for the 2024 fourth quarter and full year are expected to decrease compared with the respective 2023 periods, excluding the fourth-quarter 2023 impairment charge of $5.1 million and a $4.5 million gain on sale recognized in the 2024 second quarter. These declines are primarily driven by current market expectations for natural gas and oil prices, as well as development and production assumptions on currently owned reserves.

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

Minerals Management is targeting investments of up to $20 million in the 2024 fourth quarter. Future investments are expected to be accretive, but each investment's contribution to near-term earnings is dependent on the details of that investment, including the size and type of interests acquired and the stage and timing of mineral development.

Consolidated Outlook
Fourth-quarter 2023 results included a $65.9 million pre-tax impairment charge. Comparisons in this section exclude the effect of this charge.

Overall, fourth-quarter and full-year 2024 consolidated operating profit and Adjusted EBITDA are expected to increase significantly year-over-year. These improvements are primarily due to anticipated increases in profitability at the Coal Mining segment from improved results at MLMC, Falkirk and Coteau. NAMining's growth and profit improvement initiatives are also expected to contribute to the improved earnings. Full-year 2024 net income is expected to increase significantly over 2023.

Full-year 2024 consolidated capital expenditures are expected to total approximately $69 million, which includes approximately $11 million for Unallocated capital expenditures, primarily at Mitigation Resources. During the 2024 fourth quarter, the Company expects to expend up to $38 million, including $20 million related to Minerals Management. In 2024, cash flow before financing activities is expected to be a use of cash.

2025 Perspectives & Long-term Growth and Diversification
NACCO's businesses provide critical inputs for electricity generation, construction and development, and the production of industrial minerals and chemicals. Increasing demand for electricity, on-shoring and current federal policies are creating favorable macroeconomic trends within these industries. Management is confident in the Company's trajectory and business prospects as it prepares for 2025 and longer-term growth opportunities.

While the Company realizes the coal mining industry faces political and regulatory challenges and overall demand for coal is projected to decline over the longer-term, management believes coal should be an essential part of the energy mix in the United States for the foreseeable future. The Company anticipates continued solid customer demand at its coal mining operations in 2025 and will benefit from the absence of temporary price concessions at Falkirk. Cost inflation is anticipated to affect MLMC's 2025 results.

NAMining expects to build on its current 2024 momentum to deliver further improved results in 2025. Benefits from new and amended contracts, and new business expansion opportunities, are expected to generate improved 2025 results on expectations for comparable year-over-year customer demand. New contracts and contract extensions are central to the business' organic growth strategy, and the Company expects NAMining to be a substantial contributor to operating profit over time.

The Minerals Management segment, through its Catapult business, is constructing a high-quality, diversified portfolio of oil and gas mineral and royalty interests in the United States that are expected to deliver near-term cash flow yields and long-term projected growth. The current portfolio provides a strong foundation of well-positioned assets that are expected to continue to deliver solid financial results. While the timing of returns could vary, the Company maintains a long-term perspective. Given current trends in oil and natural gas prices and projected volumes, the Company anticipates a moderate production decline in 2025. The Company believes the Minerals Management business will provide unlevered after-tax returns on invested capital in the mid-teens as it matures.

Mitigation Resources, which provides stream and wetland mitigation solutions as well as comprehensive reclamation and restoration construction services, continues to build on the substantial foundation it has established over the past several years. Mitigation Resources business offers an opportunity for growth and diversification in an industry where the Company has substantial knowledge and expertise and a strong reputation. It currently has ten mitigation banks and four permittee-responsible mitigation projects located in Tennessee, Mississippi, Alabama, Texas, Florida and Pennsylvania. In addition, Mitigation Resources is providing ecological restoration services for abandoned surface mines, as well as pursuing additional environmental restoration projects. It was named a designated provider of abandoned mine land restoration by the State of Texas. The Company believes that Mitigation Resources can provide solid rates of return on capital employed as this business matures. Mitigation Resources expects to achieve profitability beginning in 2025 based on current expectations for new projects, as well as timing of permit approvals and mitigation credit releases.

The Company is taking actions to terminate its defined benefit pension plan, which will eliminate future volatility from changes in the pension obligation. Once complete, obligations under the terminated plan will be transferred to a third-party insurance provider. The Company expects to utilize surplus assets to fund a qualified replacement plan, reducing future cash funding requirements. Although the plan is currently over funded, NACCO is anticipating a non-cash settlement charge in 2025 upon termination.

The Company believes its businesses have competitive advantages that provide value to customers and create long-term value for stockholders. The Company is pursuing growth and diversification by strategically leveraging its core mining and natural resources management skills to build a robust portfolio of affiliated businesses. Opportunities for growth remain strong. Acquisitions of additional mineral interests and improvements in the outlook for Coal Mining segment customers, as well as new contracts at Mitigation Resources and NAMining should be accretive to the Company's longer-term outlook.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) changes to or termination of customer or other third-party contracts, or a customer or other third party default under a contract, (2) any customer's premature facility closure or extended project development delay, (3) regulatory actions, including the EPA's rules finalized in 2024 relating to mercury and greenhouse gas emissions for coal-fired power plants, changes in mining permit requirements or delays in obtaining mining permits that could affect deliveries to customers, (4) a significant reduction in purchases by the Company's customers, including as a result of changes in coal consumption patterns of U.S. electric power generators, or changes in the power industry that would affect demand for the Company's coal and other mineral reserves, (5) changes in the prices of hydrocarbons, particularly diesel fuel, natural gas, natural gas liquids and oil as result of factors such as OPEC and/or government actions, geopolitical developments, economic conditions and regulatory changes, as well as supply and demand dynamics, (6) changes in development plans by third-party lessees of the Company's mineral interests, (7) failure or delays by the Company's lessees in achieving expected production of natural gas and other hydrocarbons; the availability and cost of transportation and processing services in the areas where the Company's oil and gas reserves are located; federal and state legislative and regulatory initiatives relating to hydraulic fracturing and U.S. export of natural gas; and the ability of lessees to obtain capital or financing needed for well-development operations and leasing and development of oil and gas reserves on federal lands, (8) failure to obtain adequate insurance coverages at reasonable rates, (9) supply chain disruptions, including price increases and shortages of parts and materials, (10) changes in tax laws or regulatory requirements, including the elimination of, or reduction in, the percentage depletion tax deduction, changes in mining or power plant emission regulations and health, safety or environmental legislation, (11) impairment charges, (12) changes in costs related to geological and geotechnical conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (13) weather conditions, extended power plant outages, liquidity events or other events that would change the level of customers' coal or aggregates requirements, (14) weather or equipment problems that could affect deliveries to customers, (15) changes in the costs to reclaim mining areas, (16) costs to pursue and develop new mining, mitigation, oil and gas and solar development opportunities and other value-added service opportunities, (17) delays or reductions in coal or aggregates deliveries, (18) the ability to successfully evaluate investments and achieve intended financial results in new business and growth initiatives, (19) disruptions from natural or human causes, including severe weather, accidents, fires, earthquakes and terrorist acts, any of which could result in suspension of operations or harm to people or the environment, and (20) the ability to attract, retain, and replace workforce and administrative employees.

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
Changes in internal control over financial reporting: During the third quarter of 2024, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
    None.

Item 1A    Risk Factors
During the quarter ended September 30, 2024, there have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
Month #1 (July 1 to 31, 2024)	39,649	$30.78	39,649	$9,706,356
Month #2 (August 1 to 31, 2024)	28,633	$27.82	28,633	$8,909,786
Month #3 (September 1 to 30, 2024)	—	$—	—	$8,909,786
Total	68,282	$29.54	68,282	$8,909,786

(1)    During 2023, the Company established a stock repurchase program allowing for the purchase of up to $20.0 million of the Company's Class A Common Stock outstanding through December 31, 2025. See Note 4 to the Unaudited Condensed Consolidated Financial Statements for further discussion of the Company's stock repurchase program.

Item 3    Defaults Upon Senior Securities
    None.

Item 4    Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 filed with this Quarterly Report on Form 10-Q for the period ended September 30, 2024.

Item 5    Other Information
None.

Item 6    Exhibits

Exhibit
Number*	Description of Exhibits

10.1
First Amendment to Amended and Restated Credit Agreement, dated as of September 17, 2024, among NACCO Natural Resources Corporation, the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, as administrative agent, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on September 19, 2024, Commission File Number 1-9172.

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

NACCO Industries, Inc. (Registrant)
Date:	October 30, 2024	/s/ Elizabeth I. Loveman
Elizabeth I. Loveman
Senior Vice President and Controller (principal financial and accounting officer)