Form 10-Q
period 2025-03-31
NACCO INDUSTRIES INC
filed 2025-04-30
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☑
Number of shares of Class A Common Stock outstanding at April 25, 2025: 5,877,177
Number of shares of Class B Common Stock outstanding at April 25, 2025: 1,564,953

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31 2025	DECEMBER 31 2024
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$61,884	$72,833
Trade accounts receivable	33,981	49,706
Accounts receivable from affiliates	4,391	5,793
Prepaid profit sharing	14,490	—
Deposits with vendors	14,489	9,394
Inventories	63,146	94,608
Assets held for sale	13,197	14,159
Other current assets	21,919	18,245
Total current assets	227,497	264,738
Property, plant and equipment, net	263,893	259,457
Intangibles, net	5,313	5,475
Mining supplies inventory	31,177	—
Deferred income taxes	16,984	14,641
Investments in unconsolidated subsidiaries	16,009	14,137
Operating lease right-of-use assets	9,267	9,661
Equity securities	17,819	18,663
Equity method investment in Eiger, LLC	19,701	19,147
Other non-current assets	26,527	25,768
Total assets	$634,187	$631,687
LIABILITIES AND EQUITY
Accounts payable	$14,564	$17,721
Accounts payable to affiliates	1,817	1,826
Current maturities of long-term debt	4,634	4,179
Asset retirement obligations	9,696	9,747
Accrued payroll	11,913	22,663
Excess funding liability	14,490	—
Other current liabilities	9,445	8,752
Total current liabilities	66,559	64,888
Long-term debt	26,193	25,335
Long-term revolving credit agreements	65,000	70,000
Operating lease liabilities	8,603	9,042
Asset retirement obligations	40,240	39,780
Pension and other postretirement obligations	4,735	4,787
Other long-term liabilities	13,740	12,908
Total liabilities	225,070	226,740
Stockholders' equity
Common stock:
Class A, par value $1 per share, 5,876,777 shares outstanding (December 31, 2024 - 5,730,470 shares outstanding)	5,877	5,730
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,565,353 shares outstanding (December 31, 2024 - 1,565,359 shares outstanding)	1,566	1,566
Capital in excess of par value	35,718	34,340
Retained earnings	375,899	373,363
Accumulated other comprehensive loss	(9,943)	(10,052)
Total stockholders' equity	409,117	404,947
Total liabilities and equity	$634,187	$631,687

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31
	2025	2024
	(In thousands, except per share data)
Revenues	$65,571	$53,289
Cost of sales	55,917	46,271
Gross profit	9,654	7,018
Earnings of unconsolidated operations	15,986	13,307
Operating expenses
Selling, general and administrative expenses	17,868	15,453
Amortization of intangible assets	162	126
Gain on sale of assets	(72)	(11)
	17,958	15,568
Operating profit	7,682	4,757
Other expense (income)
Interest expense	1,774	1,111
Interest income	(865)	(1,127)
Closed mine obligations	473	455
Loss (gain) on equity securities	870	(1,041)
Other, net	303	(214)
	2,555	(816)
Income before income tax provision	5,127	5,573
Income tax provision	227	1,003
Net income	$4,900	$4,570

Earnings per share:
Basic earnings per share	$0.67	$0.61
Diluted earnings per share	$0.66	$0.61

Basic weighted average shares outstanding	7,363	7,452
Diluted weighted average shares outstanding	7,447	7,515

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED
	MARCH 31
	2025	2024
	(In thousands)
Net income	$4,900	$4,570
Reclassification of pension and postretirement adjustments into earnings, net of $31 and $23 tax benefit in the three months ended March 31, 2025 and March 31, 2024, respectively.	109	76
Total other comprehensive income	109	76
Comprehensive income	$5,009	$4,646

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31
	2025	2024
	(In thousands)
Operating activities
Net cash provided by (used for) operating activities	$5,023	$(9,758)

Investing activities
Expenditures for property, plant and equipment and acquisition of mineral interests	(8,808)	(14,483)
Proceeds from the sale of property, plant and equipment	72	11
Other	207	(163)
Net cash used for investing activities	(8,529)	(14,635)

Financing activities
Additions to long-term debt	1,096	1,327
Reductions of long-term debt	(1,153)	(1,295)
Net (reductions) additions to revolving credit agreements	(5,000)	7,000
Cash dividends paid	(1,691)	(1,630)
Purchase of treasury shares	(695)	(4,274)
Net cash (used for) provided by financing activities	(7,443)	1,128

Cash and cash equivalents
Total decrease for the period	(10,949)	(23,265)
Balance at the beginning of the period	72,833	85,109
Balance at the end of the period	$61,884	$61,844
See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2024	$5,883	$1,566	$28,672	$355,873	$(9,654)	$382,340
Stock-based compensation	130	—	401	—	—	531
Purchase of treasury shares	(128)	—	—	(4,146)	—	(4,274)
Net income	—	—	—	4,570	—	4,570
Cash dividends on Class A and Class B common stock: $0.2175 per share	—	—	—	(1,630)	—	(1,630)
Reclassification adjustment to net income, net of tax	—	—	—	—	76	76
Balance, March 31, 2024	$5,885	$1,566	$29,073	$354,667	$(9,578)	$381,613

Balance, January 1, 2025	$5,730	$1,566	$34,340	$373,363	$(10,052)	$404,947
Stock-based compensation	169	—	1,378	—	—	1,547
Purchase of treasury shares	(22)	—	—	(673)	—	(695)
Net income	—	—	—	4,900	—	4,900
Cash dividends on Class A and Class B common stock: $0.2275 per share	—	—	—	(1,691)	—	(1,691)
Reclassification adjustment to net income, net of tax	—	—	—	—	109	109
Balance, March 31, 2025	$5,877	$1,566	$35,718	$375,899	$(9,943)	$409,117

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(In thousands, except as noted and per share amounts)

NOTE 1—Nature of Operations and Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of NACCO Industries, Inc.® (NACCO) and its wholly owned subsidiary, NACCO Natural Resources Corporation® (NACCO Natural Resources and with NACCO collectively, the Company, we, our or us). NACCO Natural Resources brings natural resources to life by delivering aggregates, minerals, reliable fuels and environmental solutions through our robust portfolio of businesses. We operate under three business segments: Coal Mining, North American Mining® (NAMining) and Minerals Management. The Coal Mining segment operates surface coal mines for power generation companies. The NAMining segment is a trusted mining partner for producers of aggregates, activated carbon, lithium and other industrial minerals. The Minerals Management segment, which includes the Catapult Mineral Partners (Catapult) business, acquires and promotes the development of mineral interests and investments. Mitigation Resources of North America® (Mitigation Resources) provides stream and wetland mitigation solutions as well as comprehensive reclamation and restoration construction services. In addition, ReGen Resources is pursuing opportunities to develop new power generation resources.

We have items not directly attributable to a reportable segment that are not included in the reported financial results of the operating segments. These items primarily include administrative costs related to public company reporting requirements, including management and board compensation, and the financial results of Bellaire Corporation (Bellaire), Mitigation Resources, ReGen Resources and other developing businesses. Bellaire manages our long-term liabilities related to former Eastern U.S. underground mining activities. Intercompany accounts and transactions are eliminated in consolidation. See Note 7 for further discussion of segment reporting.

Our operating segments are further described below:

Coal Mining Segment: The Coal Mining segment operates surface coal mines under long-term contracts with power generation companies pursuant to a service-based business model. Coal is surface mined in North Dakota and Mississippi. Each mine is fully integrated with our customer's operations.

During the three months ended March 31, 2025, the Coal Mining segment's operating coal mines were: The Coteau Properties Company (Coteau), Coyote Creek Mining Company, LLC (Coyote Creek), The Falkirk Mining Company (Falkirk) and Mississippi Lignite Mining Company (MLMC). Each of these mines supply lignite coal for power generation and delivers our coal production to an adjacent power plant or synfuels plant under a long-term supply contract. While MLMC’s coal supply contract contains a take or pay provision, the contract contains a force majeure provision that allows for the temporary suspension of the take or pay provision during the duration of certain specified events beyond the control of either party; all other coal supply contracts are requirements contracts. Certain coal supply contracts can be terminated early, which would result in a reduction to future earnings.

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

Coteau, Coyote Creek, Falkirk and Sabine each meet the definition of a variable interest entity (VIE). In each case, NACCO is not the primary beneficiary of the VIE as we do not exercise financial control; therefore, we do not consolidate the results of these operations within our financial statements. Instead, these contracts are accounted for as equity method investments. We regularly evaluate if there are reconsideration events which could change our conclusion as to whether these entities meet the definition of a VIE and the determination of the primary beneficiary. The income before income taxes associated with these VIEs is reported as Earnings of unconsolidated operations on the Unaudited Condensed Consolidated Statements of Operations and our investment is reported on the line Investments in unconsolidated subsidiaries in the Unaudited Condensed Consolidated Balance Sheets. The mines that meet the definition of a VIE are referred to collectively as the Unconsolidated Subsidiaries. For tax purposes, the Unconsolidated Subsidiaries are included within our consolidated U.S. tax return; therefore, the Income tax provision line on the Unaudited Condensed Consolidated Statements of Operations includes income taxes related to these entities. See Note 6 for further information on the Unconsolidated Subsidiaries.

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

NAMining Segment: The NAMining segment provides value-added contract mining and other services for producers of industrial minerals. The segment is a platform for our growth and diversification of mining activities outside of the thermal coal industry. NAMining provides contract mining services for independently owned mines and quarries, creating value for our customers by performing the mining aspects of our customers’ operations. This allows customers to focus on their areas of expertise: materials handling and processing, product sales and distribution. As of March 31, 2025, NAMining operates in Florida, Texas, Arkansas, Virginia and Nebraska.

In addition, Sawtooth Mining, LLC (Sawtooth) will be the exclusive provider of comprehensive mining services for the Thacker Pass lithium project in Humboldt County, Nevada. Thacker Pass is owned by a joint venture between Lithium Americas Corp. (TSX:LAC) (NYSE: LAC) and General Motors Holdings LLC. Thacker Pass commenced construction in 2023 and is targeting initial production in late 2027. Sawtooth will be reimbursed for costs of mining, capital expenditures and mine closure and will recognize a contractually agreed upon production fee once the mine is operating. In addition to providing comprehensive mining services, Sawtooth is currently assisting with certain construction services and will transport clay tailings once lithium production commences.

Minerals Management Segment: The Minerals Management segment derives income primarily by leasing our royalty and mineral interests to third-party exploration and production companies, and, to a lesser extent, other mining companies, granting them the rights to explore, develop, mine, produce, market and sell gas, oil, and coal in exchange for royalty payments based on the lessees' sales of those minerals.

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

As of March 31, 2025 and December 31, 2024, Minerals Management holds an equity investment of $19.7 million and $19.1 million, respectively, in Eiger, LLC (Eiger), which holds non-operated working interests in oil and natural gas assets in the Kansas and the Oklahoma portion of the Hugoton basin. This entity meets the definition of a VIE. NACCO is not the primary beneficiary of the VIE as it does not exercise financial control; therefore, we do not consolidate the results of these operations within our financial statements. Instead, this contract is accounted for as an equity method investment. During the three months ended March 31, 2025 and 2024, we recorded our share of earnings of $0.6 million and our share of losses of $0.1 million, respectively, as Earnings of unconsolidated operations on the Unaudited Condensed Consolidated Statements of Operations. Our investment is reported on the line Equity method investment in Eiger, LLC in the Unaudited Condensed Consolidated Balance Sheets. Due to a lag in Eiger's financial reporting, earnings or losses from this investment are recorded on a one quarter lag.

Other Items: During the first quarter of 2025, $14.5 million of excess funds from the terminated Falkirk pension plan were directly transferred to the NACCO 401(k) plan. The NACCO 401(k) plan is a qualified replacement plan; therefore, these funds will be utilized to offset future profit sharing contributions to 401(k) plan participants. As of March 31, 2025, the $14.5 million asset is recorded on the line Prepaid profit sharing and will be reduced as profit sharing contributions are made to employees. The corresponding liability to Falkirk’s former customer is also recognized in Excess funding liability on the Unaudited Condensed Consolidated Balance Sheet at March 31, 2025.

At March 31, 2025 and December 31, 2024, we had $13.2 million and $14.2 million, respectively, classified as Assets held for sale, primarily for draglines at NAMining and a building.

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

Basis of Presentation: These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position at March 31, 2025, the results of our operations, comprehensive income, cash flows and changes in equity for the three months ended March 31, 2025 and 2024 have been included. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

The balance sheet at December 31, 2024 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. GAAP for complete financial statements.

NOTE 2—Revenue Recognition

Nature of Performance Obligations: At contract inception, we assess the goods and services promised in our contracts with customers and identify a performance obligation for each promised good or service that is distinct. To identify the performance obligations, we consider all of the goods or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices.

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

Significant Judgments: Our contracts with our customers in the Coal Mining and NAMining segments contain different types of variable consideration including, but not limited to, management fees that adjust based on volumes or MMBtu delivered. However, the terms of these variable payments relate specifically to our efforts to satisfy one or more, but not all, of the performance obligations (or to a specific outcome from satisfying the performance obligations) in the contract. Therefore, we allocate each variable payment (and subsequent changes to that payment) entirely to the specific performance obligation to which it relates. Management fees, as well as general and administrative fees, are also adjusted based on changes in specified indices (e.g., CPI) to compensate for general inflation changes. Index adjustments, if applicable, are effective prospectively.

In the Minerals Management segment, we have the right to receive revenues from the sale of oil and natural gas through sales of the third-party lessees in which we own a mineral or royalty interest. Revenue is recognized at the point control of the product is transferred from the operator to the purchaser. Those purchasers remit payment to the operator and the operator, in turn, remits payment to us. Receivables from third-party lessees for which we did not receive actual production information, either due to timing delays or due to the unavailability of data at the time when revenues are recognized, are estimated using expected sales volumes and estimated prices. The difference between our estimates and the actual amounts received is recorded in the month that payment is received from the third-party lessee. We typically receive payment for oil and natural gas sales within 90 days of the month of delivery. For the three months ended March 31, 2025 and 2024, differences between our pricing estimates and the actual amounts received from operators were immaterial.

Cost Reimbursement: Certain contracts include reimbursement from customers of actual costs incurred for the purchase of supplies, equipment and services in accordance with contractual terms. Such reimbursable revenue is variable and subject to uncertainty, as the amounts received and timing thereof is highly dependent on factors outside of our control. Accordingly, reimbursable revenue is fully constrained and not recognized until the uncertainty is resolved, which typically occurs when the related costs are incurred on behalf of a customer. We are considered a principal in such transactions and record the associated revenue at the gross amount billed to the customer with the related costs recorded as an expense within cost of sales.

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

Prior Period Performance Obligations: As discussed above, we record royalty income in the month production is delivered to the purchaser. The expected sales volumes and prices for these properties are estimated and recorded in Trade accounts receivable in the accompanying Unaudited Condensed Consolidated Balance Sheets. The difference between our estimates and the actual amounts received is recorded in the month that payment is received from the third-party lessee. For the three months ended March 31, 2025, royalty income recognized in the reporting period related to production satisfied in prior reporting periods was $1.5 million. For the three months ended March 31, 2024, royalty income recognized in the reporting period related to production satisfied in prior reporting periods was immaterial.
Disaggregation of Revenue: In accordance with ASC 606-10-50, we disaggregate revenue from contracts with customers into major goods and service lines and timing of transfer of goods and services. We determined that disaggregating revenue into these categories achieves the disclosure objective of depicting how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Our business consists of the Coal Mining, NAMining and Minerals Management segments as well as Unallocated Items. See Note 7 to the Unaudited Condensed Consolidated Financial Statements for further discussion of segment reporting. The following table disaggregates revenue by major sources as of March 31:

	THREE MONTHS ENDED
	MARCH 31
	2025	2024
Timing of Revenue Recognition
Goods transferred at a point in time	$18,680	$15,108
Services transferred over time	46,891	38,181
Total revenues	$65,571	$53,289

Contract Balances: The opening and closing balances of our current and long-term contract assets and liabilities and receivables are as follows:

	Contract balances
	Trade accounts receivable	Contract asset (current)	Contract asset (long-term)	Contract liability (current)	Contract liability (long-term)
Balance at January 1, 2025	$49,706	$313	$3,500	$484	$5,119
Balance at March 31, 2025	33,981	375	3,500	1,077	6,070
Increase (decrease)	$(15,725)	$62	$—	$593	$951

We expect to recognize $1.0 million in the remainder of 2025, $0.2 million in 2026, $0.1 million in 2027, $1.0 million in 2028, $2.4 million in 2029 and $2.5 million thereafter related to the contract liability remaining at March 31, 2025. The difference between the opening and closing balances of our contract balances results from the timing difference between our performance and the customer’s payment.

We have no contract assets recognized from the costs to obtain or fulfill a contract with a customer.

NOTE 3—Inventories

Inventories are summarized as follows:

	MARCH 31 2025	DECEMBER 31 2024
Coal and aggregates	$27,244	$27,076
Mining supplies	67,079	67,532
Total inventories	$94,323	$94,608

During the three months ended March 31, 2025 and 2024, we recorded a $3.0 million and $2.5 million inventory impairment charge, respectively, in the line Cost of sales in the accompanying Unaudited Condensed Consolidated Statements of Operations as mining costs exceeded net realizable value of coal inventory at MLMC.

Mining supplies inventory consists primarily of critical spare parts to support NAMining’s dragline operations and other general supplies used on day-to-day operations. Mining supplies inventory not expected to be utilized within the next 12 months is classified as long-term on the Unaudited Condensed Consolidated Balance Sheet.

NOTE 4—Stockholders' Equity

Stock Repurchase Program: On November 7, 2023, our Board of Directors approved a stock repurchase program (2023 Stock Repurchase Program) providing for the purchase of up to $20.0 million of our outstanding Class A Common stock through December 31, 2025. During the three months ended March 31, 2025 and 2024, we repurchased 22,198 and 127,687 shares of Class A Common Stock under the 2023 Stock Repurchase Program for an aggregate purchase price of $0.7 million and $4.3 million, respectively.

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

NOTE 5—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents our assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Date	(Level 1)	(Level 2)	(Level 3)
	March 31, 2025
Assets:
Equity securities	$17,819	$17,819	$—	$—
	$17,819	$17,819	$—	$—

	December 31, 2024
Assets:
Equity securities	$18,663	$18,663	$—	$—
	$18,663	$18,663	$—	$—

Bellaire is our non-operating subsidiary with legacy liabilities relating to closed mining operations. Prior to 2024, Bellaire contributed $5.0 million to establish a mine water treatment trust (Mine Water Treatment Trust) to assure the long-term treatment of post-mining discharge. Bellaire's Mine Water Treatment Trust invests in equity securities that are reported at fair value based upon quoted market prices in active markets for identical assets; therefore, they are classified as Level 1 within the fair value hierarchy. The fair value of the Mine Water Treatment Trust was $12.1 million and $12.3 million at March 31, 2025 and December 31, 2024, respectively, and is recognized as a component of Equity securities in the accompanying Unaudited Condensed Consolidated Balance Sheets. We recognized a loss of $0.3 million and a gain of $0.7 million during the three months ended March 31, 2025 and 2024, respectively, related to the Mine Water Treatment Trust.

Prior to 2024, we invested $2.0 million in equity securities of a public company with a diversified portfolio of royalty producing mineral interests. The investment is reported at fair value based upon quoted market prices in active markets for identical assets; therefore, it is classified as Level 1 within the fair value hierarchy. The fair value of this investment was $5.7 million and $6.3 million at March 31, 2025 and December 31, 2024, respectively, and is recognized as a component of Equity securities in the accompanying Unaudited Condensed Consolidated Balance Sheets. We recognized a loss of $0.6 million and a gain of $0.4 million during the three months ended March 31, 2025 and 2024, respectively, related to the investment in these equity securities.

The change in fair value of equity securities is reported on the line Loss (gain) on equity securities in the Other expense (income) section of the Unaudited Condensed Consolidated Statements of Operations.

There were no transfers into or out of Levels 1, 2 or 3 during the three months ended March 31, 2025 and 2024.

NOTE 6—Unconsolidated Subsidiaries

Each of our wholly owned Unconsolidated Subsidiaries, within the Coal Mining and NAMining segments, meet the definition of a VIE. The Unconsolidated Subsidiaries are capitalized primarily with debt financing provided by or supported by their respective customers, and generally without recourse to us. Although we own 100% of the equity and manage the daily operations of the Unconsolidated Subsidiaries, we have determined that the equity capital provided by us is not sufficient to adequately finance the ongoing activities or absorb any expected losses without additional support from the customers. The customers have a controlling financial interest and have the power to direct the activities that most significantly affect the economic performance of the entities. As a result, we are not the primary beneficiary and therefore do not consolidate these entities' financial positions or results of operations. See Note 1 for a discussion of these entities.

The Investment in the unconsolidated subsidiaries and related tax positions totaled $16.0 million and $14.1 million at March 31, 2025 and December 31, 2024, respectively. Our risk of loss relating to these entities is limited to our invested capital, which was $5.5 million at March 31, 2025 and December 31, 2024. Earnings of unconsolidated operations were $15.4 million and $13.4 million during the three months ended March 31, 2025 and 2024, respectively.

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

NOTE 7—Business Segments

Our operating segments are: (i) Coal Mining, (ii) NAMining and (iii) Minerals Management. We determine our reportable segments by first identifying our operating segments, and then by assessing whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. Our President and Chief Executive Officer, who is the Chief Operating Decision Maker (CODM), utilizes Operating profit (loss) to evaluate segment performance and allocate resources. Our CODM considers actual, budgeted and forecasted Operating profit (loss) from operations on a monthly basis for evaluating the performance of each segment and making decisions about allocating capital and other resources to each segment. See Note 1 for a discussion of our reportable segments.

All financial statement line items below operating profit (other income including interest expense and interest income, the provision (benefit) for income taxes and net income) are presented and discussed within this Form 10-Q on a consolidated basis.

The following table provides segment financial information and a reconciliation of segment results to consolidated results:

	THREE MONTHS ENDED
	MARCH 31
	2025	2024
Revenues
Coal Mining	$19,239	$15,545
NAMining	31,526	24,483
Minerals Management	10,902	10,401
Unallocated Items	4,400	3,262
Eliminations	(496)	(402)
Total	$65,571	$53,289

Cost of sales
Coal Mining	$22,570	$20,943
NAMining	28,378	21,671
Minerals Management	2,244	1,364
Unallocated Items	3,237	2,712
Eliminations	(512)	(419)
Total	$55,917	$46,271

Earnings of unconsolidated operations
Coal Mining	$14,463	$12,007
NAMining	969	1,365
Minerals Management	554	(65)
Total	$15,986	$13,307

Operating expenses*
Coal Mining	$7,341	$7,026
NAMining	2,147	1,822
Minerals Management	1,305	1,042
Unallocated Items	7,165	5,678
Total	$17,958	$15,568

Operating profit (loss)
Coal Mining	$3,791	$(417)
NAMining	1,970	2,355
Minerals Management	7,907	7,930
Unallocated Items	(6,002)	(5,128)
Eliminations	16	17
Total	$7,682	$4,757

*Operating expenses consist of Selling, general and administrative expenses, Amortization of intangible assets and (Gain) loss on sale of assets.

	THREE MONTHS ENDED
	MARCH 31
	2025	2024
Expenditures for property, plant and equipment and acquisition of mineral interests
Coal Mining	$617	$1,794
NAMining	6,754	5,818
Minerals Management	807	136
Unallocated Items	630	6,735
Total	$8,808	$14,483

Depreciation, depletion and amortization
Coal Mining	$2,018	$2,214
NAMining	2,702	2,256
Minerals Management	1,908	993
Unallocated Items	165	229
Total	$6,793	$5,692

	March 31 2025	December 31 2024
Total assets
Coal Mining	$116,649	$125,301
NAMining	210,990	204,889
Minerals Management	99,702	99,905
Unallocated Items**	206,846	201,592
Total	$634,187	$631,687

**Unallocated Items consist primarily of Cash and cash equivalents, assets of growth businesses, Deferred income taxes and Investments in unconsolidated subsidiaries.

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
Management's Discussion and Analysis of Financial Condition and Results of Operations include NACCO Industries, Inc.® (NACCO) and its wholly owned subsidiary, NACCO Natural Resources Corporation® (NACCO Natural Resources and with NACCO collectively, the Company, we, our or us). NACCO Natural Resources brings natural resources to life by delivering aggregates, minerals, reliable fuels and environmental solutions through our robust business portfolio. We operate under three business segments: Coal Mining, North American Mining® (NAMining) and Minerals Management. The Coal Mining segment operates surface coal mines for power generation companies. The NAMining segment is a trusted mining partner for producers of aggregates, activated carbon, lithium and other industrial minerals. The Minerals Management segment, which includes the Catapult Mineral Partners (Catapult) business, acquires and promotes the development of mineral interests and investments. Mitigation Resources of North America® (Mitigation Resources) provides stream and wetland mitigation solutions as well as comprehensive reclamation and restoration construction services. In addition, ReGen Resources is pursuing opportunities to develop new power generation resources. See Note 1 to the Unaudited Condensed Consolidated Financial Statements within this Form 10-Q for further discussion of our operating segments.

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

Government Regulation Update: There have been no material changes to the Government Regulation previously disclosed on pages 9 through 17 in our Annual Report on Form 10-K for the year ended December 31, 2024, except as follows:

On April 9, 2025, President Trump signed four executive orders designed to boost the U.S. coal industry, outlining steps to protect coal-fired power plants and expedite leases for coal mining on U.S. land.

On March 12, 2025, the Trump Administration announced that the Environmental Protection Agency (EPA) will undertake 31 historic actions of deregulation, including, but not limited to:
•Reconsideration of regulations on power plants (Clean Power Plan 2.0);
•Reconsideration of regulations on the oil and gas industry;
•Reconsideration of Mercury and Air Toxics Standards (MATS);
•Reconsideration of mandatory Greenhouse Gas Reporting Program;
•Reconsideration of limitations, guidelines and standards for the Steam Electric Power Generating Industry to ensure low-cost electricity while protecting water resources;
•Reconsideration of wastewater regulations for oil and gas development to help unleash American energy;
•Reconsideration of the Risk Management Program rule;
•Reconsideration of the 2009 Endangerment Finding and regulations and actions that rely on that Finding;
•Reconsideration of Particulate Matter National Ambient Air Quality Standards;
•Reconsideration of multiple National Emission Standards for Hazardous Air Pollutants for American energy and manufacturing sectors;
•Restructuring the Regional Haze Program;
•Overhauling the Social Cost of Carbon;
•Redirecting enforcement resources to the EPA’s core mission;
•Ending the Good Neighbor Plan;
•Working with states and tribes to resolve massive backlog with State Implementation Plans and Tribal Implementation Plans;
•Prioritizing the coal ash program to expedite state permit reviews and update coal ash regulations (CCR Rule).

President Trump, paired with Republican control of Congress, is likely to continue to have a significant impact on the regulatory environment, particularly for fossil fuels. It is not yet clear how existing regulations affecting existing fossil fuel assets will be reconsidered or repealed.

The United States has recently enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, could restrict our access to suppliers and increase the cost of equipment and supplies imported into the U.S.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Refer to the discussion of our Critical Accounting Policies and Estimates as disclosed on pages 50 through 51 in our Annual Report on Form 10-K for the year ended December 31, 2024. Our Critical Accounting Policies and Estimates have not materially changed since December 31, 2024.

CONSOLIDATED FINANCIAL SUMMARY

Our results of operations were as follows for the three months ended March 31:

	THREE MONTHS
	2025	2024
Revenues:
Coal Mining	$19,239	$15,545
NAMining	31,526	24,483
Minerals Management	10,902	10,401
Unallocated Items	4,400	3,262
Eliminations	(496)	(402)
Total revenue	$65,571	$53,289
Operating profit (loss):
Coal Mining	$3,791	$(417)
NAMining	1,970	2,355
Minerals Management	7,907	7,930
Unallocated Items	(6,002)	(5,128)
Eliminations	16	17
Total operating profit	7,682	4,757
Interest expense	1,774	1,111
Interest income	(865)	(1,127)
Closed mine obligations	473	455
Loss (gain) on equity securities	870	(1,041)
Other, net	303	(214)
Other expense (income), net	2,555	(816)
Income before income tax provision	5,127	5,573
Income tax provision	227	1,003
Net income	$4,900	$4,570

Effective income tax rate	4.4%	18.0%

The components of the change in revenues and operating profit are discussed below in Segment Results.

First Quarter of 2025 Compared with First Quarter of 2024

Other expense (income), net
Interest expense increased in the first quarter of 2025 compared with the first quarter of 2024 due to higher average borrowings, partially offset by a decrease in interest rates.

Interest income decreased in the first quarter of 2025 compared with the first quarter of 2024 due to lower earnings on reduced cash balances.

Loss (gain) on equity securities represents changes in the market price of invested assets reported at fair value. The change in the first quarter of 2025 compared with the first quarter of 2024 was due to fluctuations in the market prices of the exchange-traded equity securities. See Note 5 to the Unaudited Condensed Consolidated Financial Statements for further discussion of equity securities.
Income Taxes
We evaluate and update our estimated annual effective income tax rate on a quarterly basis based on current and forecasted operating results and tax laws. For the three months ended March 31, 2024, the effective income tax rate was impacted by a $0.8 million discrete tax item. Without the discrete tax item, the effective income tax rate for the three months ended March 31, 2024 would have been 4.1%. There were no discrete tax items for the three months ended March 31, 2025. Historically, our actual effective tax rates have differed from the statutory effective tax rate primarily due to the benefit received from percentage depletion. The benefit from percentage depletion varies based upon the mix and timing of actual earnings compared to projections of earnings between entities that benefit from percentage depletion and those that do not, and as such the effective tax rate may vary quarterly and may make quarterly comparisons not meaningful. The benefit of percentage depletion is not directly related to the amount of consolidated pre-tax income recorded in a period. Accordingly, in periods where income before tax is relatively small, the proportional effect of the benefit from percentage depletion on the effective tax rate may be significant. Each quarter, we update our estimate of the annual effective tax rate, and the cumulative impact of the change in the estimated annual tax rate is recorded, which can make quarterly comparisons not meaningful.

LIQUIDITY AND CAPITAL RESOURCES OF NACCO

Cash Flows
The following tables detail the changes in cash flow for the three months ended March 31:

	2025	2024	Change
Operating activities:
Net cash provided by (used for) operating activities	$5,023	$(9,758)	$14,781

Investing activities:
Expenditures for property, plant and equipment and acquisition of mineral interests	(8,808)	(14,483)	5,675
Other	279	(152)	431
Net cash used for investing activities	(8,529)	(14,635)	6,106
Cash flow before financing activities	$(3,506)	$(24,393)	$20,887

The $14.8 million change in net cash provided by (used for) operating activities was primarily due to a net favorable change in working capital. The favorable change in working capital was mainly the result of a change in timing of insurance payments as well as a larger decrease in Trade accounts receivable during the first quarter of 2025 when compared with the first quarter of 2024. The decrease in Trade accounts receivable is primarily due to the timing of payments. These favorable working capital changes were partially offset by an increase in Deposits with vendors.

	2025	2024	Change
Financing activities:
Net (reductions) additions to long-term debt and revolving credit agreements	$(5,057)	$7,032	$(12,089)
Cash dividends paid	(1,691)	(1,630)	(61)
Purchase of treasury shares	(695)	(4,274)	3,579
Net cash (used for) provided by financing activities	$(7,443)	$1,128	$(8,571)

The change in net cash (used for) provided by financing activities was primarily due to reductions in debt borrowings during the first three months of 2025 compared with additions during the first three months of 2024, partially offset by a decrease in share repurchases during the first three months of 2025.

Financing Activities
In September 2024, NACCO Natural Resources amended the secured revolving line of credit (Facility) to increase the revolving credit commitments to $200.0 million and extend the maturity to September 2028. Borrowings outstanding under the Facility were $65.0 million at March 31, 2025. At March 31, 2025, the excess availability under the Facility was $90.5 million, which reflects a reduction for outstanding letters of credit of $44.5 million.

NACCO has not guaranteed any borrowings of NACCO Natural Resources. The Facility allows for the payment to NACCO of dividends and advances under certain circumstances. Dividends (to the extent permitted by the Facility) and management fees are the primary sources of cash for NACCO and enable us to pay dividends to stockholders and repurchase shares.

The Facility has performance-based pricing, which sets interest rates based upon NACCO Natural Resources achieving various levels of debt to EBITDA ratios, as defined in the Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective March 31, 2025, for base rate and Term Secured Overnight Financing Rate loans were 1.75% and 2.75%, respectively. The Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.45% on the unused commitment at March 31, 2025. During the three months ended March 31, 2025, the average borrowing under the Facility was $59.5 million and the weighted-average annual interest rate was 6.87%.

The Facility contains restrictive covenants, which require, among other things, NACCO Natural Resources to maintain a maximum net debt to EBITDA ratio of 2.75 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 1.50 to 1.00, or if greater than 1.50 to 1.00, a Fixed Charge Coverage Ratio of 1.10 to 1.00. At March 31, 2025, NACCO Natural Resources was in compliance with all financial covenants in the Facility.

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

Expenditures for property, plant and equipment and mineral interests
Expenditures for property, plant and equipment were $8.8 million during the first three months of 2025, primarily for equipment in the NAMining segment. Planned expenditures for the remainder of 2025 are expected to be approximately $55 million. This amount includes $12 million in the Coal Mining segment, $16 million in the NAMining segment, $20 million in the Minerals Management segment and $7 million in growth businesses included in Unallocated Items. Expenditures are expected to be funded from internally generated funds and/or bank borrowings.

Capital Structure
NACCO's consolidated capital structure is presented below:

	MARCH 31 2025	DECEMBER 31 2024	Change
Cash and cash equivalents	$61,884	$72,833	$(10,949)
Other net tangible assets	463,558	451,962	11,596
Intangible assets, net	5,313	5,475	(162)
Net assets	530,755	530,270	485
Total debt	(95,827)	(99,514)	3,687
Bellaire closed mine obligations	(25,811)	(25,809)	(2)
Total equity	$409,117	$404,947	$4,170
Debt to total capitalization	19%	20%	(1)%

The increase in other net tangible assets at March 31, 2025 compared with December 31, 2024 was mainly the result of:
•A decrease in Accrued payroll for payments made during the first quarter of 2025 related to our incentive compensation plans;
•An increase in Deposits with vendors for equipment; and
•An increase in Property, plant and equipment during the first quarter of 2025.

These changes were partially offset by a decrease in Trade accounts receivable during the first quarter of 2025 due to the timing of payments, as well as lower revenue in the first quarter of 2025 compared with the fourth quarter of 2024.
Contractual Obligations, Contingent Liabilities and Commitments
Since December 31, 2024, other than the changes identified above, there have been no significant changes in the total amount of NACCO's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on pages 56 and 57 in our Annual Report on Form 10-K for the year ended December 31, 2024. See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of certain guarantees related to Coyote Creek.

SEGMENT RESULTS

COAL MINING SEGMENT

FINANCIAL REVIEW
Tons of coal delivered by the Coal Mining segment were as follows for the three months ended March 31:

	THREE MONTHS
	2025	2024
Unconsolidated operations	5,616	5,480
Consolidated operations	591	455
Total tons delivered	6,207	5,935

The results of operations for the Coal Mining segment were as follows for the three months ended March 31:

	THREE MONTHS
	2025	2024
Revenues	$19,239	$15,545
Cost of sales	22,570	20,943
Gross loss	(3,331)	(5,398)
Earnings of unconsolidated operations(a)	14,463	12,007
Selling, general and administrative expenses	7,251	6,910
Amortization of intangible assets	162	126
Gain on sale of assets	(72)	(10)
Operating profit (loss)	$3,791	$(417)
(a) See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of our unconsolidated subsidiaries.

Revenues increased 23.8% in the first quarter of 2025 compared with the first quarter of 2024 due to an increase in customer requirements at MLMC. The first quarter of 2024 was impacted by lower customer requirements as a result of a boiler issue at the customer's Red Hills Power Plant.

The following table identifies the components of change in Operating profit (loss) for the first quarter of 2025 compared with the first quarter of 2024:

Operating Profit (Loss)
2024	$(417)
Increase (decrease) from:
Gross loss, excluding inventory impairment charges	2,638
Earnings of unconsolidated operations	2,456
Net change on sale of assets	62
Inventory impairment charges	(571)
Selling, general and administrative expenses	(341)
Amortization of intangibles	(36)
2025	$3,791

Operating profit (loss) improved by $4.2 million in the first quarter of 2025 compared with the first quarter of 2024, primarily due to a decrease in the gross loss, excluding inventory impairment charges, and an increase in earnings of unconsolidated operations.

The decrease in gross loss at MLMC was primarily due to a decrease in the cost per ton delivered during the first quarter of 2025 compared with the first quarter of 2024. The reduction in cost per ton delivered was primarily attributable to an increase in the number of tons severed and tons sold at MLMC in the first quarter of 2025 as the boiler issue that impacted the customer's Red Hills Power Plant has been resolved. The first quarter of 2025 and 2024 included a $3.0 million and a $2.5 million inventory impairment charge, respectively, to write down MLMC's coal inventory to its net realizable value.

The increase in earnings of unconsolidated operations was primarily due to improved results at Falkirk, mainly due to a higher per ton management fee beginning in June 2024 when temporary price concessions ended. An increase in demand at Coteau also contributed to the increase in earnings of unconsolidated operations.

NORTH AMERICAN MINING (NAMining) SEGMENT

FINANCIAL REVIEW
Tons delivered by the NAMining segment were as follows for the three months ended March 31:

	THREE MONTHS
	2025	2024
Total tons delivered	12,853	15,173

The results of operations for the NAMining segment were as follows for the three months ended March 31:

	THREE MONTHS
	2025	2024
Total revenues	$31,526	$24,483
Reimbursable costs	19,547	12,855
Revenues excluding reimbursable costs	$11,979	$11,628

Total revenues	$31,526	$24,483
Cost of sales	28,378	21,671
Gross profit	3,148	2,812
Earnings of unconsolidated operations(a)	969	1,365
Selling, general and administrative expenses	2,147	1,823
Gain on sale of assets	—	(1)
Operating profit	$1,970	$2,355
(a) See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of our unconsolidated subsidiaries.

Total revenues increased 28.8% in the first quarter of 2025 compared with the first quarter of 2024, primarily due to an increase in reimbursable costs, which have an offsetting amount in cost of sales and have no impact on gross profit. Revenues excluding reimbursable costs were comparable in the first quarter of 2025 compared with the 2024 period, as an increase in part sales was largely offset by fewer tons delivered due to reduced customer requirements.
The following table identifies the components of change in Operating profit for the first quarter of 2025 compared with the first quarter of 2024:

Operating Profit
2024	$2,355
Increase (decrease) from:
Earnings of unconsolidated operations	(396)
Selling, general and administrative expenses	(324)
Gross profit	336
Gain on sale of assets	(1)
2025	$1,970

Operating profit decreased $0.4 million in the first quarter of 2025 compared with the first quarter of 2024. The change in Operating profit was primarily due to a decrease in earnings of unconsolidated operations and an increase in selling, general and administrative expenses, partially offset by an increase in gross profit. The decrease in earnings of unconsolidated operations was primarily due to a reduction in tons delivered. The increase in selling, general and administrative expenses was mainly the result of higher employee-related costs. The improvement in gross profit was mainly the result of an increase in part sales, partially offset by a reduction in tons delivered.

MINERALS MANAGEMENT SEGMENT
FINANCIAL REVIEW
The following table sets forth our estimate of the number of gross and net productive wells:

	March 31, 2025		March 31, 2024
	Gross	Net	Gross	Net
Oil	1,441	4.8	1,740	8.8
Natural Gas	887	18.5	261	12.9
Total	2,328	23.3	2,001	21.7

Gross wells are the total wells in which an interest is owned. Net wells are calculated based on our net royalty interest, factoring in both ownership percentage of gross wells and royalty rate.

The table below shows the average prices as reported by the United States Energy Information Administration for the three months ended March 31:

	THREE MONTHS
	2025	2024
West Texas Intermediate Average Crude Oil Price	$71.84	$77.56
Henry Hub Average Natural Gas Price	$4.15	$2.13
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

The results of operations for the Minerals Management segment were as follows for the three months ended March 31:

	THREE MONTHS
	2025	2024
Oil and natural gas revenues	$9,117	$8,236
Other revenues	1,785	2,165
Total Revenues	$10,902	$10,401

Total Revenues	$10,902	$10,401
Cost of sales	2,244	1,364
Gross profit	8,658	9,037
Earnings (loss) from unconsolidated operations	554	(65)
Selling, general and administrative expenses	1,305	1,042
Operating profit	$7,907	$7,930

Revenues increased 4.8% in the first quarter of 2025 compared with the first quarter of 2024, primarily due to an increase in natural gas revenue as a result of higher natural gas prices. These improvements were partially offset by a reduction in oil revenues and other revenues, primarily coal royalty income.

The following table identifies the components of change in Operating profit for the first quarter of 2025 compared with the first quarter of 2024:

Operating Profit
2024	$7,930
Increase (decrease) from:
Gross profit	(379)
Selling, general and administrative expenses	(263)
Earnings of unconsolidated operations	619
2025	$7,907

Operating profit in the first quarter of 2025 was comparable to the first quarter of 2024. A decrease in gross profit and an increase in selling, general and administrative expenses was offset by an increase in earnings of unconsolidated operations. The $0.6 million increase in earnings of unconsolidated operations was primarily related to an additional $15.7 million investment in Eiger, LLC during the fourth quarter of 2024.

UNALLOCATED ITEMS AND ELIMINATIONS

FINANCIAL REVIEW
Unallocated Items and Eliminations were as follows for the three months ended March 31:

	THREE MONTHS
	2025	2024
Operating loss	$(5,986)	$(5,111)

The operating loss increased in the first quarter of 2025 compared to the first quarter of 2024, primarily due to higher employee-related and outside service costs, partially offset by higher earnings at Mitigation Resources.

NACCO Industries, Inc. Outlook

NACCO's businesses provide critical inputs for electricity generation, construction and development, and the production of industrial minerals and chemicals. Increasing demand for electricity, on-shoring and current federal policies are creating favorable macroeconomic trends within these industries. We are confident in our trajectory and business prospects in 2025, and we continue to prepare for longer-term growth opportunities. Specifically for 2025, we expect to generate a moderate year-over-year increase in consolidated operating profit.

In 2025, the Coal Mining segment anticipates solid customer demand, with deliveries expected to increase modestly from 2024. We expect a more favorable near-term regulatory environment for the fossil fuel industry moving forward. These developments are expected to further support coal as an essential part of the energy mix in the United States for the foreseeable future.

The Coal Mining segment expects to benefit from the expiration of temporary price concessions at Falkirk and increased customer requirements at Coteau. In addition, MLMC continues to recover from inefficiencies experienced while its customer's Red Hills Power Plant operated on one of two generation units for more than half of 2024. With the power plant now anticipated to operate at a level consistent with historical averages, coal deliveries are expected to return to more normal levels, resulting in moderate cost efficiencies. However, an anticipated reduction in the 2025 contractually determined per ton sales price compared with 2024 is expected to offset these improvements, causing MLMC results to decline from prior year levels. An expected increase in operating expenses will contribute to an overall anticipated moderate year-over-year decrease in Coal Mining segment operating profit.

NAMining is expected to generate increasing levels of operating profit over time as benefits of new and extended contracts add to the profitability of existing contracts. During 2024, NAMining executed three new or amended existing contracts, which are expected to deliver net present value after-tax cash flows of approximately $20 million over contract terms that range from 6 to 20 years. NAMining is expected to deliver improved results in 2025, with anticipated lower first half results offset by expected performance gains in the second half of the year. While customer demand is projected to remain relatively stable year-over-year, profitability improvements will be driven by operational efficiencies and an increased focus on part sales. NAMining is continuously seeking to enter into new or amended contracts to solidify its position as the foundation for NACCO's mining-related growth initiatives.

NAMining's subsidiary, Sawtooth, is the exclusive provider of comprehensive mining services at Thacker Pass, which is owned through a joint venture between Lithium Americas Corp. (TSX: LAC) (NYSE: LAC) and General Motors Holdings LLC. Sawtooth will supply all of the lithium-bearing ore requirements for Thacker Pass, which is currently under construction. We expect to continue to recognize moderate income at Sawtooth while it assists with certain construction services. Once the mine is operating, Sawtooth will be reimbursed for costs of mining, capital expenditures and mine closure and will recognize a contractually agreed upon production fee. In addition to providing comprehensive mining services, Sawtooth will receive a fee to transport clay tailings once lithium production commences. Phase 1 lithium production is estimated to begin in late 2027.

The Minerals Management segment, through its Catapult business, has constructed a high-quality, diversified portfolio of oil and gas mineral and royalty interests in the United States. In late 2024, Minerals Management invested an additional $15.7 million in Eiger, a company that holds non-operated working interests in oil and natural gas assets in the Kansas and Oklahoma portions of the Hugoton basin. This investment, accounted for under the equity method, is expected to be accretive and contribute to the anticipated improvement in 2025 operating profit compared with 2024. First-half earnings are expected to be comparable to prior year results with an anticipated significant improvement in the second half given expected trends in oil and natural gas prices and projected volumes.

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

Mitigation Resources provides stream and wetland mitigation solutions as well as comprehensive reclamation and restoration construction services. This business is an avenue for growth and diversification in an area where NACCO has built a strong reputation based on its substantial knowledge and expertise. Mitigation Resources continues to expand, and as of March 31, 2025, has projects located in Alabama, Florida, Georgia, Mississippi, Pennsylvania, Tennessee and Texas.

Mitigation Resources also provides ecological restoration services for abandoned surface mines and plans to pursue other environmental restoration projects. It was named a designated provider of abandoned mine land restoration by the State of Texas, and in January 2025 secured a restoration project in Kentucky that is expected to be accretive to earnings beginning in 2026.

Mitigation Resources reported its second consecutive quarter of profitability in the first quarter of 2025 and is expected to achieve full-year 2025 profitability based on current expectations for the timing of permit approvals and mitigation credit releases, as well as income generated from service-related projects. Mitigation Resources is expected to increase profitability over time, and provide a return on capital employed in the mid-teens as the business matures.

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

We are taking actions to terminate our defined benefit pension plan in 2025, which will eliminate future earnings volatility from changes in the pension obligation. Once complete, obligations under the terminated plan will be transferred to a third-party insurance provider. Surplus assets are expected to be utilized to fund a qualified replacement plan, reducing future cash funding requirements. Although the plan is currently over funded, a significant non-cash settlement charge is anticipated upon termination, which is expected to lead to a substantial year-over-year decrease in net income and EBITDA compared with 2024. Excluding the anticipated settlement charge, net income is expected to decrease moderately from the prior year.

Consolidated capital expenditures are expected to total approximately $64 million in 2025, which includes approximately $13 million for Coal Mining, $23 million for NAMining, $20 million for Minerals Management and $8 million predominantly for ReGen Resources and other growth businesses. Based on our current business plan, we project a steady increase in annual cash flow generation beginning in 2025.

We believe that each of our businesses has competitive advantages that provide value to customers and create long-term value for stockholders. We are pursuing organic growth and diversification by strategically leveraging our core natural resources management skills to build a robust portfolio of affiliated businesses. Opportunities for growth remain strong and are increasing amid recent successes and a significant positive change in the regulatory environment, particularly for fossil fuels. Acquisitions of additional mineral interests and improvements in the outlook for Coal Mining segment customers, as well as new contracts at Mitigation Resources and NAMining should be accretive to the longer-term outlook.

We are committed to maintaining a conservative capital structure as we continue to grow and diversify, while avoiding unnecessary risk. We believe strategic diversification will generate cash that can be re-invested to strengthen and expand the businesses or distributed to investors in the form of share repurchases or dividends. We continue to maintain the highest levels of customer service and operational excellence with an unwavering focus on safety and environmental stewardship.

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) changes to or termination of customer or other third-party contracts, or a customer or other third party default under a contract, (2) any customer's premature facility closure or extended project development delay, (3) federal and state legislative and regulatory actions affecting fossil fuels, (4) a significant reduction in purchases by the Company's customers, including as a result of changes in coal consumption patterns of U.S. electric power generators, or changes in the power industry that would affect demand for the Company's coal and other mineral reserves, (5) supply chain disruptions, including price increases and shortages of parts and materials, inclusive of tariff effects, (6) changes in the prices of hydrocarbons, particularly diesel fuel, natural gas, natural gas liquids and oil as a result of factors such as OPEC and/or government actions, geopolitical developments, economic conditions and regulatory changes, as well as supply and demand dynamics, (7) changes in development plans by third-party lessees of the Company's mineral interests, (8) failure or delays by the Company's lessees in achieving expected production of natural gas and other hydrocarbons; the availability and cost of transportation and processing services in the areas where the Company's oil and gas reserves are located; and the ability of lessees to obtain capital or financing needed for well-development operations and leasing and development of oil and gas reserves on federal lands, (9) failure to obtain adequate insurance coverages at reasonable rates, (10) changes in tax laws or regulatory requirements, including the elimination of, or reduction in, the percentage depletion tax deduction, changes in mining or power plant emission regulations and health, safety or environmental legislation, (11) impairment charges, (12) changes in costs related to geological and geotechnical conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (13) weather conditions, extended power plant outages, liquidity events or other events that would change the level of customers' coal or aggregates requirements, (14) weather or equipment problems that could affect deliveries to customers, (15) changes in the costs to reclaim mining areas, (16) costs to pursue and develop new mining, mitigation, oil and gas and power generation development opportunities and other value-added service opportunities, (17) delays or reductions in coal or aggregates deliveries, (18) the ability to successfully evaluate investments and achieve intended financial results in new business and growth initiatives, (19) disruptions from natural or human causes, including severe weather, accidents, fires, earthquakes and terrorist acts, any of which could result in suspension of operations or harm to people or the environment, and (20) the ability to attract, retain, and replace workforce and administrative employees.

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
Changes in internal control over financial reporting: During the first quarter of 2025, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
    None.

Item 1A    Risk Factors
During the quarter ended March 31, 2025, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
Month #1 (January 1 to 31, 2025)	15,151	$31.19	15,151	$8,069,014
Month #2 (February 1 to 28, 2025)	5,822	$31.53	5,822	$7,885,446
Month #3 (March 1 to 31, 2025)	1,225	$31.99	1,225	$7,846,258
Total	22,198	$31.32	22,198	$7,846,258

(1)    During 2023, our Board of Directors approved a stock repurchase program providing for the purchase of up to $20.0 million of our outstanding Class A Common Stock through December 31, 2025. See Note 4 to the Unaudited Condensed Consolidated Financial Statements for further discussion of our stock repurchase program.

Item 3    Defaults Upon Senior Securities
    None.

Item 4    Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 filed with this Quarterly Report on Form 10-Q for the period ended March 31, 2025.

Item 5    Other Information
During the first quarter of 2025, none of our directors or executive officers adopted or terminated a Rule 10b5-1
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

NACCO Industries, Inc. (Registrant)
Date:	April 30, 2025	/s/ Elizabeth I. Loveman
Elizabeth I. Loveman
Senior Vice President and Controller (principal financial and accounting officer)