Form 10-Q
period 2025-06-30
NACCO INDUSTRIES INC
filed 2025-08-06
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☑
Number of shares of Class A Common Stock outstanding at July 31, 2025: 5,888,500
Number of shares of Class B Common Stock outstanding at July 31, 2025: 1,563,153

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30 2025	DECEMBER 31 2024
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$49,402	$72,833
Trade accounts receivable	38,861	49,706
Accounts receivable from affiliates	9,135	5,793
Prepaid profit sharing	12,041	—
Deposits with vendors	16,293	9,394
Inventories	58,569	94,608
Assets held for sale	17,022	14,159
Prepaid insurance	11,193	1,740
Other current assets	14,792	16,505
Total current assets	227,308	264,738
Property, plant and equipment, net	256,762	259,457
Intangibles, net	5,068	5,475
Mining supplies inventory	33,674	—
Deferred income taxes	18,404	14,641
Investments in unconsolidated subsidiaries	16,093	14,137
Operating lease right-of-use assets	8,869	9,661
Equity securities	17,769	18,663
Equity method investment in Eiger, LLC	18,954	19,147
Other non-current assets	28,411	25,768
Total assets	$631,312	$631,687
LIABILITIES AND EQUITY
Accounts payable	$14,935	$17,721
Accounts payable to affiliates	8	1,826
Current maturities of long-term debt	4,631	4,179
Asset retirement obligations	9,646	9,747
Accrued payroll	14,177	22,663
Excess funding liability	5,450	—
Other current liabilities	9,347	8,752
Total current liabilities	58,194	64,888
Long-term debt	25,875	25,335
Long-term revolving credit agreements	65,000	70,000
Operating lease liabilities	8,152	9,042
Asset retirement obligations	40,382	39,780
Pension and other postretirement obligations	4,614	4,787
Other long-term liabilities	15,975	12,908
Total liabilities	218,192	226,740
Stockholders' equity
Common stock:
Class A, par value $1 per share, 5,888,400 shares outstanding (December 31, 2024 - 5,730,470 shares outstanding)	5,888	5,730
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,563,253 shares outstanding (December 31, 2024 - 1,565,359 shares outstanding)	1,564	1,566
Capital in excess of par value	38,223	34,340
Retained earnings	377,280	373,363
Accumulated other comprehensive loss	(9,835)	(10,052)
Total stockholders' equity	413,120	404,947
Total liabilities and equity	$631,312	$631,687

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2025	2024	2025	2024
	(In thousands, except per share data)
Revenues	$68,235	$52,345	$133,806	$105,634
Cost of sales	61,415	45,327	117,332	91,598
Gross profit	6,820	7,018	16,474	14,036
Earnings of unconsolidated operations	13,138	13,592	29,124	26,899
Operating expenses
Selling, general and administrative expenses	19,773	17,720	37,641	33,173
Amortization of intangible assets	245	116	407	242
Gain on sale of assets	(9)	(4,592)	(81)	(4,603)
	20,009	13,244	37,967	28,812
Operating (loss) profit	(51)	7,366	7,631	12,123
Other (income) expense
Interest expense	1,944	1,311	3,718	2,422
Interest income	(770)	(1,038)	(1,635)	(2,165)
Closed mine obligations	503	471	976	926
(Gain) loss on equity securities	(349)	264	521	(777)
Gain on settlement of excess funding liability	(3,590)	—	(3,590)	—
Other, net	217	130	520	(84)
	(2,045)	1,138	510	322
Income before income tax (benefit) provision	1,994	6,228	7,121	11,801
Income tax (benefit) provision	(1,266)	256	(1,039)	1,259
Net income	$3,260	$5,972	$8,160	$10,542

Earnings per share:
Basic earnings per share	$0.44	$0.81	$1.10	$1.42
Diluted earnings per share	$0.44	$0.81	$1.10	$1.42

Basic weighted average shares outstanding	7,445	7,394	7,398	7,419
Diluted weighted average shares outstanding	7,445	7,394	7,446	7,437

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2025	2024	2025	2024
	(In thousands)
Net income	$3,260	$5,972	$8,160	$10,542
Reclassification of pension and postretirement adjustments into earnings, net of $34 and $65 tax benefit in the three and six months ended June 30, 2025, respectively, and net of $25 and $48 tax benefit in the three and six months ended June 30, 2024, respectively.	108	77	217	153
Total other comprehensive income	108	77	217	153
Comprehensive income	$3,368	$6,049	$8,377	$10,695

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30
	2025	2024
	(In thousands)
Operating activities
Net cash used for operating activities	$(2,753)	$(5,698)

Investing activities
Expenditures for property, plant and equipment and acquisition of mineral interests	(11,950)	(22,401)
Proceeds from the sale of property, plant and equipment	120	91
Other	795	(965)
Net cash used for investing activities	(11,035)	(23,275)

Financing activities
Additions to long-term debt	1,943	2,237
Reductions of long-term debt	(2,321)	(2,647)
Net (reductions) additions to revolving credit agreements	(5,000)	17,500
Cash dividends paid	(3,570)	(3,306)
Purchase of treasury shares	(695)	(7,559)
Net cash (used for) provided by financing activities	(9,643)	6,225

Cash and cash equivalents
Total decrease for the period	(23,431)	(22,748)
Balance at the beginning of the period	72,833	85,109
Balance at the end of the period	$49,402	$62,361
See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2024	$5,883	$1,566	$28,672	$355,873	$(9,654)	$382,340
Stock-based compensation	130	—	401	—	—	531
Purchase of treasury shares	(128)	—	—	(4,146)	—	(4,274)
Net income	—	—	—	4,570	—	4,570
Cash dividends on Class A and Class B common stock: $0.2175 per share	—	—	—	(1,630)	—	(1,630)
Reclassification adjustment to net income, net of tax	—	—	—	—	76	76
Balance, March 31, 2024	$5,885	$1,566	$29,073	$354,667	$(9,578)	$381,613
Stock-based compensation	11	—	1,378	—	—	1,389
Purchase of treasury shares	(108)	—	—	(3,177)	—	(3,285)
Net income	—	—	—	5,972	—	5,972
Cash dividends on Class A and Class B common stock: $0.2275 per share	—	—	—	(1,676)	—	(1,676)
Reclassification adjustment to net income, net of tax	—	—	—	—	77	77
Balance, June 30, 2024	$5,788	$1,566	$30,451	$355,786	$(9,501)	$384,090

Balance, January 1, 2025	$5,730	$1,566	$34,340	$373,363	$(10,052)	$404,947
Stock-based compensation	169	—	1,378	—	—	1,547
Purchase of treasury shares	(22)	—	—	(673)	—	(695)
Net income	—	—	—	4,900	—	4,900
Cash dividends on Class A and Class B common stock: $0.2275 per share	—	—	—	(1,691)	—	(1,691)
Reclassification adjustment to net income, net of tax	—	—	—	—	109	109
Balance, March 31, 2025	$5,877	$1,566	$35,718	$375,899	$(9,943)	$409,117
Stock-based compensation	9	—	2,505	—	—	2,514
Conversion of Class B to Class A shares	2	(2)				—
Net income	—	—	—	3,260	—	3,260
Cash dividends on Class A and Class B common stock: $0.2525 per share	—	—	—	(1,879)	—	(1,879)
Reclassification adjustment to net income, net of tax	—	—	—	—	108	108
Balance, June 30, 2025	$5,888	$1,564	$38,223	$377,280	$(9,835)	$413,120

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(In thousands, except as noted and per share amounts)

NOTE 1—Nature of Operations and Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of NACCO Industries, Inc.® (NACCO) and its wholly owned subsidiary, NACCO Natural Resources Corporation® (NACCO Natural Resources and with NACCO collectively, the Company, we, our or us). NACCO Natural Resources brings natural resources to life by delivering aggregates, minerals, reliable fuels and environmental solutions through our robust portfolio of businesses. We operate under three business segments: Utility Coal Mining, Contract Mining and Minerals and Royalties. The Utility Coal Mining segment, operated by North American Coal®, manages surface coal mines that are exclusive, long-term fuel providers for power generation companies. The Contract Mining segment, operated by North American Mining®, is a leading provider of a broad range of specialized contract mining services for producers of industrial minerals. The Minerals and Royalties segment, which includes the Catapult Mineral Partners (Catapult) business, acquires and promotes the development of mineral interests and related investments.

Mitigation Resources of North America® (Mitigation Resources) provides stream and wetland mitigation solutions as well as comprehensive reclamation and restoration construction services. ReGen Resources is pursuing opportunities to develop new power generation resources.

We have items not directly attributable to a reportable segment, which are therefore excluded from the financial results of the operating segments. These items primarily include administrative costs related to public company reporting requirements, including management and board compensation, and the financial results of Bellaire Corporation (Bellaire), Mitigation Resources, ReGen Resources and other developing businesses. Bellaire manages our long-term liabilities related to former Eastern U.S. underground mining activities. Intercompany accounts and transactions are eliminated in consolidation. See Note 7 for further discussion of segment reporting.

During the second quarter of 2025, we changed the names of our reportable segments to make it easier for our stakeholders to understand the business activities within each segment. The Utility Coal Mining, Contract Mining and Minerals and Royalties segments were formerly the Coal Mining, North American Mining and Minerals Management segments, respectively. There were no changes to the composition of each segment and therefore no changes to historical segment reporting.

Our operating segments are further described below:

Utility Coal Mining Segment: The Utility Coal Mining segment operates surface coal mines under exclusive, long-term contracts to supply 100% of the fuel requirements for adjacent power plants and a synfuels plant. Each mine is fully integrated with the operation of these facilities.

During the three and six months ended June 30, 2025, the Utility Coal Mining segment's operating coal mines were: The Coteau Properties Company (Coteau), Coyote Creek Mining Company, LLC (Coyote Creek), The Falkirk Mining Company (Falkirk) and Mississippi Lignite Mining Company (MLMC). Coteau, Falkirk and Coyote Creek are in North Dakota and MLMC is in Mississippi. Each of these mines produce lignite coal. While MLMC’s coal supply contract contains a take or pay provision, the contract contains a force majeure provision that allows for the temporary suspension of the take or pay provision during the duration of certain specified events beyond the control of either party; all other coal supply contracts are requirements contracts. Certain coal supply contracts can be terminated early, which would result in a reduction to future earnings.

The MLMC contract is the only coal supply contract in which we are responsible for all operating costs, capital requirements and final mine reclamation; therefore, MLMC is consolidated within our financial statements. MLMC sells coal to its customer at a contractually agreed-upon price which adjusts monthly, primarily based on changes in the level of established indices which reflect general U.S. inflation rates and includes adjustments for coal quality and certain reimbursable costs. Profitability at MLMC is affected by customer demand for coal and changes in the indices that determine sales price and actual costs incurred. As diesel fuel is heavily weighted among the indices used to determine the coal sales price, fluctuations in diesel fuel prices can result in significant fluctuations in earnings at MLMC. MLMC's customer operates the Red Hills Power Plant, which supplies electricity to the Tennessee Valley Authority (TVA) under a long-term power purchase agreement. MLMC’s contract with its customer runs through April 1, 2032. TVA’s power portfolio includes coal, nuclear, hydroelectric, natural gas and renewables. The decision regarding which power plants to dispatch is determined by TVA. Reduction in dispatch and/or reduced mechanical availability of the Red Hills Power Plant will result in reduced earnings at MLMC.

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

Contract Mining Segment: The Contract Mining segment provides value-added contract mining and other services for producers of industrial minerals. The segment is a platform for our growth and diversification of mining activities outside of the thermal coal industry. Contract Mining provides contract mining services for independently owned mines and quarries, creating value for our customers by performing the mining aspects of our customers’ operations. This allows customers to focus on their areas of expertise: materials handling and processing, product sales and distribution. As of June 30, 2025, Contract Mining operates at quarries in Florida, Arkansas and Nebraska and is overseeing the construction of a dragline in Arizona.

In addition, Sawtooth Mining, LLC (Sawtooth) will be the exclusive provider of comprehensive mining services for the Thacker Pass lithium project in Humboldt County, Nevada. Thacker Pass is owned by a joint venture between Lithium Americas Corp. (TSX:LAC) (NYSE: LAC) and General Motors Holdings LLC. Thacker Pass commenced construction in 2023 and is targeting initial lithium production in late 2027. Sawtooth is being reimbursed for costs of mining, capital expenditures and mine closure and will recognize a contractually agreed upon production fee once the mine is operating. In addition to providing comprehensive mining services, Sawtooth is currently assisting with certain construction services and will transport clay tailings once lithium production commences.

Minerals and Royalties Segment: The Minerals and Royalties segment derives income primarily by leasing our royalty and mineral interests to third-party exploration and production companies, and, to a lesser extent, other mining companies, granting them the rights to explore, develop, mine, produce, market and sell gas, oil, and coal in exchange for royalty payments based on the lessees' sales of those minerals.

The Minerals and Royalties segment owns royalty interests, mineral interests, non-participating royalty interests and overriding royalty interests (collectively mineral and royalty interests).

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

As of June 30, 2025 and December 31, 2024, Minerals and Royalties holds an equity investment of $19.0 million and $19.1 million, respectively, in Eiger, LLC, which holds non-operated working interests in oil and natural gas assets in the Kansas and the Oklahoma portion of the Hugoton basin. This entity meets the definition of a VIE. NACCO is not the primary beneficiary of the VIE as it does not exercise financial control; therefore, we do not consolidate the results of these operations within our financial statements. Instead, this contract is accounted for as an equity method investment. During the three months ended June 30, 2025 and 2024, we recorded our share of earnings of $0.3 million and $0.1 million, respectively. During the six months ended June 30, 2025 and 2024, we recorded our share of earnings of $0.8 million and $0.1 million, respectively. These earnings are presented in the line Earnings of unconsolidated operations on the Unaudited Condensed Consolidated Statements of Operations. Our investment is reported on the line Equity method investment in Eiger, LLC in the Unaudited Condensed Consolidated Balance Sheets. Due to the timing and availability of Eiger LLC's financial information, earnings or losses from this investment are recorded on a one quarter lag.

Other Items: During the first quarter of 2025, $14.5 million of excess funds from the terminated Falkirk pension plan were directly transferred to the NACCO 401(k) plan. The NACCO 401(k) plan is a qualified replacement plan; therefore, these funds will be utilized to offset future profit sharing contributions to 401(k) plan participants. As of June 30, 2025, the remaining $12.0 million asset is recorded on the line Prepaid profit sharing and will continue to be reduced as profit sharing contributions are made to employees. During the second quarter of 2025, the Company and Falkirk’s former customer agreed to settle the corresponding liability for $10.9 million, resulting in a gain of $3.6 million on the Unaudited Condensed Consolidated Statement of Operations. In accordance with the agreement reached with the former customer, $5.5 million was paid to the former customer during the second quarter of 2025. The remaining $5.4 million, recorded on the line Excess funding liability on the Unaudited Condensed Consolidated Balance Sheet at June 30, 2025, will be paid to the former customer in the second quarter of 2026.

At June 30, 2025 and December 31, 2024, we had $17.0 million and $14.2 million, respectively, classified as Assets held for sale, primarily for draglines, other equipment and an office building in North Dakota.

During the second quarter of 2024, we sold land for $7.0 million and recognized a $4.5 million gain in the Minerals and Royalties segment on the Unaudited Condensed Consolidated Statements of Operations.

Accounting Standards Not Yet Adopted: In December 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires entities to disclose more detailed information about their effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The adoption of this standard only impacts disclosures.

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

Basis of Presentation: These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position at June 30, 2025, the results of our operations, comprehensive income, cash flows and changes in equity for the six months ended June 30, 2025 and 2024 have been included. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

In the Contract Mining segment, the management service to oversee the operation of the equipment, and delivery of aggregates or other minerals is the performance obligation accounted for as a series. Performance momentarily creates an asset that the customer simultaneously receives and consumes; therefore, control is transferred to the customer over time. Consistent with the conclusion that the customer simultaneously receives and consumes the benefits provided, an input-based measure of progress is appropriate. As each month of service is completed, revenue is recognized for the amount of actual costs incurred, plus the management fee or fixed fee and the general and administrative fee (as applicable). Fluctuations in revenue from period to period result from changes in customer demand primarily due to increases and decreases in activity levels on individual contracts and variances in reimbursable costs. Revenue from part sales is recognized upon transfer of control of the parts to the customer.

The Minerals and Royalties segment enters into contracts which grant the right to explore, develop, produce and sell minerals controlled by us. These arrangements result in the transfer of mineral rights for a period of time; however, no rights to the actual land are granted other than access for purposes of exploration, development, production and sales. The mineral rights revert back to us at the expiration of the contract.

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

Mitigation Resources generates and sells stream and wetland mitigation credits (known as mitigation banking) and provides comprehensive reclamation and restoration construction services. In mitigation banking, each mitigation credit sale is considered a separate performance obligation. Mitigation banks are regulated and approved by the U.S. Army Corps of Engineers and other federal, state and local agencies. Mitigation credits are released in phases over the life of the mitigation bank. Revenue is recognized at the point in time that control of each mitigation credit transfers to the customer. Fluctuations in revenue from period to period generally result from changes in timing of mitigation credit releases and/or customer demand. For other ecological restoration services, contracts are generally structured as a management fee agreement under which Mitigation Resources is reimbursed for all costs incurred in performing the required services plus an agreed profit percentage or as a fixed fee contract. The services provided represent the performance obligation and are accounted for as a series. Performance momentarily creates an asset that the customer simultaneously receives and consumes; therefore, control is transferred to the customer as work is completed. Consistent with the conclusion that the customer simultaneously receives and consumes the benefits provided, an input-based measure of progress is appropriate. As each month of service is completed, revenue is recognized for the amount of actual costs incurred, plus the management fee or fixed fee. Fluctuations in revenue from period to period result from changes in customer demand primarily due to increases and decreases in activity levels of individual contracts and variances in reimbursable costs.

Significant Judgments: The contracts with our customers in the Utility Coal Mining and Contract Mining segments contain different types of variable consideration including, but not limited to, management fees that adjust based on volumes or MMBtu delivered. However, the terms of these variable payments relate specifically to our efforts to satisfy one or more, but not all, of the performance obligations (or to a specific outcome from satisfying the performance obligations) in the contract. Therefore, we allocate each variable payment (and subsequent changes to that payment) entirely to the specific performance obligation to which it relates. Management fees, as well as general and administrative fees, are also adjusted based on changes in specified indices (e.g., CPI) to compensate for general inflation changes. Index adjustments, if applicable, are effective prospectively.

In the Minerals and Royalties segment, we have the right to receive revenues from the sale of oil and natural gas through sales of the third-party lessees in which we own a mineral or royalty interest. Revenue is recognized at the point control of the product is transferred from the operator to the purchaser. Those purchasers remit payment to the operator and the operator, in turn, remits payment to us. Receivables from third-party lessees for which we did not receive actual production information, either due to timing delays or due to the unavailability of data at the time when revenues are recognized, are estimated using expected sales volumes and estimated prices. The difference between our estimates and the actual amounts received is recorded in the month that payment is received from the third-party lessee. We typically receive payment for oil and natural gas sales within 90 days of the month of delivery. For the three months ended June 30, 2025, differences between our first quarter pricing estimates and the actual amounts received from operators in the second quarter were immaterial. For the three months ended June 30, 2024, differences between our pricing estimates and the actual amounts received from operators resulted in a $2.3 million change in estimate. For the six months ended June 30, 2025 and 2024, change in estimates was immaterial.

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

At the Thacker Pass lithium project, in addition to management fee income, the customer will reimburse Sawtooth for certain capital expenditures. Sawtooth will recognize revenue over the estimated useful life of the asset on a straight-line basis as the performance obligation is satisfied over time. In prior years, the customer received a $3.5 million advance from Sawtooth, which is included in the long-term contract asset. The customer will pay a $4.7 million success fee to Sawtooth if commercial mining milestones are met, at which time Sawtooth will recognize the revenue for the difference between the success fee and the amount advanced. If commercial mining milestones are not met, the customer will only repay the $3.5 million advance.

Prior Period Performance Obligations: As discussed above, we record royalty income in the month production is delivered to the purchaser. The expected sales volumes and prices for these properties are estimated and recorded in Trade accounts receivable in the accompanying Unaudited Condensed Consolidated Balance Sheets. The difference between our estimates and the actual amounts received is recorded in the month that payment is received from the third-party lessee. For the three and six months ended June 30, 2025, royalty income recognized in the reporting period relating to production satisfied in prior periods was immaterial and $1.5 million, respectively. For the three and six months ended June 30, 2024, royalty income recognized in the reporting period relating to production satisfied in prior periods was immaterial.

Disaggregation of Revenue: In accordance with ASC 606-10-50, we disaggregate revenue from contracts with customers into major goods and service lines and timing of transfer of goods and services. We determined that disaggregating revenue into these categories achieves the disclosure objective of depicting how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Our business consists of the Utility Coal Mining, Contract Mining and Minerals and Royalties segments as well as Unallocated Items. See Note 7 to the Unaudited Condensed Consolidated Financial Statements for further discussion of segment reporting. The following table disaggregates revenue by major sources as of June 30:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2025	2024	2025	2024
Timing of Revenue Recognition
Transferred at a point in time	$29,472	$14,498	$50,326	$29,606
Transferred over time	38,763	37,847	83,480	76,028
Total revenues	$68,235	$52,345	$133,806	$105,634

Contract Balances: The opening and closing balances of our current and long-term contract assets and liabilities and receivables are as follows:

	Contract balances
	Trade accounts receivable	Contract asset (current)	Contract asset (long-term)	Contract liability (current)	Contract liability (long-term)
Balance at January 1, 2025	$49,706	$313	$3,500	$484	$5,119
Balance at June 30, 2025	38,861	388	3,500	1,450	8,435
Increase (decrease)	$(10,845)	$75	$—	$966	$3,316

We expect to recognize $1.2 million in the remainder of 2025, $0.4 million in 2026 and 2027, $1.2 million in 2028, $2.6 million in 2029 and $4.1 million thereafter related to the contract liability remaining at June 30, 2025. The difference between the opening and closing balances of our contract balances results from the timing difference between our performance and the customer’s payment.

We have no contract assets recognized from the costs to obtain or fulfill a contract with a customer.

NOTE 3—Inventories

Inventories are summarized as follows:

	JUNE 30 2025	DECEMBER 31 2024
Coal and aggregates	$19,912	$27,076
Mining supplies	72,331	67,532
Total inventories	$92,243	$94,608

We recorded inventory impairment charges of $1.3 million and $4.3 million during the three and six months ended June 30, 2025, respectively, and $0.7 million and $3.1 million during the three and six months ended June 30, 2024, respectively. The inventory impairment charges are in the Cost of sales line in the accompanying Unaudited Condensed Consolidated Statements of Operations as mining costs exceeded the net realizable value of coal inventory at MLMC.

Mining supplies inventory consists primarily of critical spare parts to support Contract Mining’s dragline operations and other general supplies used on day-to-day operations. Mining supplies inventory not expected to be utilized within the next 12 months is classified as long-term on the Unaudited Condensed Consolidated Balance Sheet.

NOTE 4—Stockholders' Equity

Stock Repurchase Program: On November 7, 2023, our Board of Directors approved a stock repurchase program (2023 Stock Repurchase Program) providing for the purchase of up to $20.0 million of our outstanding Class A Common stock through December 31, 2025. During the three months ended June 30, 2025 there were no stock repurchases. During the six months ended June 30, 2025, we repurchased 22,198 shares of Class A Common Stock under the 2023 Stock Repurchase Program for an aggregate purchase price of $0.7 million. During the three and six months ended June 30, 2024, we repurchased 108,371 and 236,058 shares, respectively, of Class A Common Stock under the 2023 Stock Repurchase Program for an aggregate purchase price of $3.3 million and $7.6 million, respectively.

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

NOTE 5—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents our assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Date	(Level 1)	(Level 2)	(Level 3)
	June 30, 2025
Assets:
Equity securities	$17,769	$17,769	$—	$—
	$17,769	$17,769	$—	$—

	December 31, 2024
Assets:
Equity securities	$18,663	$18,663	$—	$—
	$18,663	$18,663	$—	$—

Bellaire is our non-operating subsidiary with legacy liabilities relating to closed mining operations. Prior to 2024, Bellaire contributed $5.0 million to establish a mine water treatment trust (Mine Water Treatment Trust) to assure the long-term treatment of post-mining discharge. Bellaire's Mine Water Treatment Trust invests in equity securities that are reported at fair value based upon quoted market prices in active markets for identical assets; therefore, they are classified as Level 1 within the fair value hierarchy. The fair value of the Mine Water Treatment Trust was $12.5 million and $12.3 million at June 30, 2025 and December 31, 2024, respectively, and is recognized as a component of Equity securities in the accompanying Unaudited Condensed Consolidated Balance Sheets. We recognized a gain of $0.8 million and $0.5 million during the three and six months ended June 30, 2025, respectively, and a gain of $0.3 million and $1.0 million during the three and six months ended June 30, 2024, respectively, related to the Mine Water Treatment Trust.

Prior to 2024, we invested $2.0 million in equity securities of a public company with a diversified portfolio of royalty producing mineral interests. The investment is reported at fair value based upon quoted market prices in active markets for identical assets; therefore, it is classified as Level 1 within the fair value hierarchy. The fair value of this investment was $5.3 million and $6.3 million at June 30, 2025 and December 31, 2024, respectively, and is recognized as a component of Equity securities in the accompanying Unaudited Condensed Consolidated Balance Sheets. We recognized a loss of $0.4 million and $1.0 million during the three and six months ended June 30, 2025, respectively, and a loss of $0.5 million and $0.2 million during the three and six months ended June 30, 2024, respectively, related to the investment in these equity securities.

The change in fair value of equity securities is reported on the line (Gain) loss on equity securities in the Other (income) expense section of the Unaudited Condensed Consolidated Statements of Operations.

There were no transfers into or out of Levels 1, 2 or 3 during the six months ended June 30, 2025 and 2024.

NOTE 6—Unconsolidated Subsidiaries

Each of our wholly owned Unconsolidated Subsidiaries, within the Utility Coal Mining and Contract Mining segments, meet the definition of a VIE. The Unconsolidated Subsidiaries are capitalized primarily with debt financing provided by or supported by their respective customers, and generally without recourse to us. Although we own 100% of the equity and manage the daily operations of the Unconsolidated Subsidiaries, we have determined that the equity capital provided by us is not sufficient to adequately finance the ongoing activities or absorb any expected losses without additional support from the customers. The customers have a controlling financial interest and have the power to direct the activities that most significantly affect the economic performance of the entities. As a result, we are not the primary beneficiary and therefore do not consolidate these entities' financial positions or results of operations. See Note 1 for a discussion of these entities.

The Investment in the unconsolidated subsidiaries and related tax positions totaled $16.1 million and $14.1 million at June 30, 2025 and December 31, 2024, respectively. Our risk of loss relating to these entities is limited to our invested capital, which was $4.8 million and $5.5 million at June 30, 2025 and December 31, 2024, respectively. Earnings of Unconsolidated Subsidiaries were $12.9 million and $28.3 million during the three and six months ended June 30, 2025, respectively, and $13.5 million and $26.8 million during the three and six months ended June 30, 2024, respectively.

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

NOTE 7—Business Segments

Our operating segments are: (i) Utility Coal Mining, (ii) Contract Mining and (iii) Minerals and Royalties. We determine our reportable segments by first identifying our operating segments, and then by assessing whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. Our President and Chief Executive Officer, who is the Chief Operating Decision Maker (CODM), utilizes Operating profit (loss) to evaluate segment performance and allocate resources. Our CODM considers actual, budgeted and forecasted Operating profit (loss) from operations on a monthly basis for evaluating the performance of each segment and making decisions about allocating capital and other resources to each segment. See Note 1 for a discussion of our reportable segments.

All financial statement line items below operating profit (other income, including interest expense and interest income, the provision (benefit) for income taxes and net income) are presented and discussed within this Form 10-Q on a consolidated basis.

The following table provides segment financial information and a reconciliation of segment results to consolidated results:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2025	2024	2025	2024
Revenues
Utility Coal Mining	$28,626	$14,996	$47,865	$30,541
Contract Mining	30,723	27,920	62,249	52,403
Minerals and Royalties	7,268	5,593	18,170	15,994
Unallocated Items	2,223	4,566	6,623	7,828
Eliminations	(605)	(730)	(1,101)	(1,132)
Total	$68,235	$52,345	$133,806	$105,634

Cost of sales
Utility Coal Mining	$30,327	$16,138	$52,897	$37,081
Contract Mining	28,659	24,254	57,037	45,925
Minerals and Royalties	986	1,501	3,230	2,865
Unallocated Items	2,051	4,167	5,288	6,879
Eliminations	(608)	(733)	(1,120)	(1,152)
Total	$61,415	$45,327	$117,332	$91,598

Earnings of unconsolidated operations
Utility Coal Mining	$11,656	$12,006	$26,119	$24,013
Contract Mining	1,232	1,448	2,201	2,813
Minerals and Royalties	251	138	805	73
Unallocated Items	(1)	—	(1)	—
Total	$13,138	$13,592	$29,124	$26,899

Operating expenses (income)*
Utility Coal Mining	$8,733	$8,097	$16,074	$15,123
Contract Mining	2,286	2,029	4,433	3,851
Minerals and Royalties	1,328	(3,361)	2,633	(2,319)
Unallocated Items	7,662	6,479	14,827	12,157
Total	$20,009	$13,244	$37,967	$28,812

Operating (loss) profit
Utility Coal Mining	$1,222	$2,767	$5,013	$2,350
Contract Mining	1,010	3,085	2,980	5,440
Minerals and Royalties	5,205	7,591	13,112	15,521
Unallocated Items	(7,491)	(6,080)	(13,493)	(11,208)
Eliminations	3	3	19	20
Total	$(51)	$7,366	$7,631	$12,123

*Operating expenses (income) consist of Selling, general and administrative expenses, Amortization of intangible assets and Gain on sale of assets.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2025	2024	2025	2024
Expenditures for property, plant and equipment and acquisition of mineral interests
Utility Coal Mining	$1,433	$1,913	$2,050	$3,707
Contract Mining	1,032	5,168	7,786	10,986
Minerals and Royalties	—	10	807	146
Unallocated Items	677	827	1,307	7,562
Total	$3,142	$7,918	$11,950	$22,401

Depreciation, depletion and amortization
Utility Coal Mining	$2,132	$2,896	$4,150	$5,110
Contract Mining	2,917	2,434	5,619	4,690
Minerals and Royalties	845	1,323	2,753	2,316
Unallocated Items	197	354	362	583
Total	$6,091	$7,007	$12,884	$12,699

			JUNE 30 2025	DECEMBER 31 2024
Total assets
Utility Coal Mining			$117,201	$125,301
Contract Mining			212,254	204,889
Minerals and Royalties			96,247	99,905
Unallocated Items**			205,610	201,592
Total			$631,312	$631,687

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
Management's Discussion and Analysis of Financial Condition and Results of Operations include NACCO Industries, Inc.® (NACCO) and its wholly owned subsidiary, NACCO Natural Resources Corporation® (NACCO Natural Resources and with NACCO collectively, the Company, we, our or us). NACCO Natural Resources brings natural resources to life by delivering aggregates, minerals, reliable fuels and environmental solutions through our robust business portfolio. We operate under three business segments: Utility Coal Mining, Contract Mining and Minerals and Royalties. The Utility Coal Mining segment, operated by North American Coal®, manages surface coal mines that are exclusive, long-term fuel providers for power generation companies. The Contract Mining segment, operated by North American Mining®, is a leading provider of a broad range of specialized contract mining services for producers of industrial minerals. The Minerals and Royalties segment, which includes the Catapult Mineral Partners (Catapult) business, acquires and promotes the development of mineral interests and related investments.

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

We have items not directly attributable to a reportable segment, which are therefore excluded from the financial results of the operating segment. These items primarily include administrative costs related to public company reporting requirements, including management and board compensation, and the financial results of Bellaire Corporation (Bellaire), Mitigation Resources, ReGen Resources and other developing businesses. Bellaire manages our long-term liabilities related to former Eastern U.S. underground mining activities.

During the second quarter of 2025, we updated the names of our reportable segments to make it easier for our stakeholders to understand the business models within each segment. The Utility Coal Mining, Contract Mining and Minerals and Royalties segments were formerly the Coal Mining, North American Mining and Minerals Management segments, respectively. There were no changes to the composition of each segment and therefore no changes to historical segment reporting.

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

The Environmental Protection Agency (EPA)
In July 2025, the EPA issued a final rule and companion proposal that will extend the compliance deadlines for coal combustion residual (CCR) management unit (CCRMU) requirements.

In June 2025, the EPA announced plans to repeal regulations on power plants (Clean Power Plan 2.0) and Mercury and Air Toxics Standards (MATS).

In May 2025, the EPA granted an administrative petition for reconsideration of the portion of the Clean Air Act’s regional haze rule which disapproved North Dakota's state implementation plan. The EPA is required to submit status reports every 120 days, with the first report due October 2, 2025.

In May 2025, the EPA proposed to approve North Dakota’s CCR program application, which would allow the state, rather than the federal government, to manage coal ash disposal in surface impoundments and landfills.

In March 2025, the Trump Administration announced that the EPA will undertake historic actions of deregulation, as discussed above, but also including:

•Reconsideration of regulations on the oil and gas industry;
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
•Ending the Good Neighbor Plan; and
•Working with states and tribes to resolve massive backlog with State Implementation Plans and Tribal Implementation Plans.

Federal Coal Leasing
In April 2025, President Trump signed four executive orders designed to boost the U.S. coal industry, outlining steps to protect coal-fired power plants and expedite leases for coal mining on U.S. land.

We enter into leases of federally owned coal for a small portion of the coal mined at certain of our North Dakota mines. These lease applications require review under the National Environmental Policy Act (NEPA). The Department of Interior’s Bureau of Land Management (BLM) conducted the NEPA process for almost five years on two federal coal lease applications with no published Environmental Assessments. In April 2025 and June 2025, respectively, the BLM published the draft Environmental Assessments for the lease applications in the Federal Register subject to a 30-day public comment period for the April publication and a 15-day public comment period for the June publication.

Other Regulations
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. The OBBBA includes changes to U.S. tax law including provisions for bonus depreciation, current expensing of research expenditures and changes to the interest deductibility threshold. The changes resulting from the tax provisions in OBBBA are not expected to have a material impact on our results of operations.

The OBBBA includes substantial changes to U.S. solar energy tax policy which could have a material impact on the solar projects being developed by ReGen Resources. Our investments in solar and other energy projects are dependent, in part, upon current state regulatory incentives and federal tax credits in order for the projects to be economically viable. We have approximately $4.5 million of capitalized assets associated with our solar projects. We have incurred, and will continue to incur, costs in connection with these projects and the results of operations and/or return on investment could be lower than anticipated.

The United States has recently enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any such policies, treaties or tariffs could be implemented, could restrict our access to suppliers and increase the cost of equipment and supplies imported into the U.S.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Refer to the discussion of our Critical Accounting Policies and Estimates as disclosed on pages 50 through 51 in our Annual Report on Form 10-K for the year ended December 31, 2024. Our Critical Accounting Policies and Estimates have not materially changed since December 31, 2024.

CONSOLIDATED FINANCIAL SUMMARY

Our results of operations were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2025	2024	2025	2024
Revenues:
Utility Coal Mining	$28,626	$14,996	$47,865	$30,541
Contract Mining	30,723	27,920	62,249	52,403
Minerals and Royalties	7,268	5,593	18,170	15,994
Unallocated Items	2,223	4,566	6,623	7,828
Eliminations	(605)	(730)	(1,101)	(1,132)
Total revenue	$68,235	$52,345	$133,806	$105,634
Operating (loss) profit:
Utility Coal Mining	$1,222	$2,767	$5,013	$2,350
Contract Mining	1,010	3,085	2,980	5,440
Minerals and Royalties	5,205	7,591	13,112	15,521
Unallocated Items	(7,491)	(6,080)	(13,493)	(11,208)
Eliminations	3	3	19	20
Total operating (loss) profit	(51)	7,366	7,631	12,123
Interest expense	1,944	1,311	3,718	2,422
Interest income	(770)	(1,038)	(1,635)	(2,165)
Closed mine obligations	503	471	976	926
(Gain) loss on equity securities	(349)	264	521	(777)
Gain on settlement of excess funding liability	(3,590)	—	(3,590)	—
Other, net	217	130	520	(84)
Other (income) expense, net	(2,045)	1,138	510	322
Income before income tax (benefit) provision	1,994	6,228	7,121	11,801
Income tax (benefit) provision	(1,266)	256	(1,039)	1,259
Net income	$3,260	$5,972	$8,160	$10,542

Effective income tax rate	(63.5)%	4.1%	(14.6)%	10.7%

The components of the change in revenues and operating profit are discussed below in Segment Results.

Second Quarter of 2025 Compared with Second Quarter of 2024, and First Six Months Ended June 30, 2025 Compared with First Six Months Ended June 30, 2024

Other (income) expense, net
Interest expense increased in the second quarter of 2025 and the first six months of 2025 compared with the respective 2024 periods due to higher average borrowings, partially offset by lower average interest rates.

Interest income decreased in the second quarter of 2025 and the first six months of 2025 compared with the respective 2024 periods due to lower earnings on reduced invested cash balances.

(Gain) loss on equity securities represents changes in the market price of invested assets reported at fair value. The change in the second quarter of 2025 and the first six months of 2025 compared with the respective 2024 periods was due to fluctuations in the market prices of the exchange-traded equity securities. See Note 5 to the Unaudited Condensed Consolidated Financial Statements for further discussion of equity securities.
During the first quarter of 2025, $14.5 million of excess funds from the terminated Falkirk pension plan were directly transferred to the NACCO 401(k) plan. The NACCO 401(k) plan is a qualified replacement plan; therefore, these funds will be utilized to offset future profit sharing contributions to 401(k) plan participants. During the second quarter of 2025, NACCO and

Falkirk’s former customer agreed to settle the corresponding liability for $10.9 million, resulting in a $3.6 million Gain on settlement of excess funding liability.

Income Taxes
We evaluate and update our estimated annual effective income tax rate on a quarterly basis based on current and forecasted operating results and tax laws. Historically, our actual effective tax rates have differed from the statutory effective tax rate primarily due to the benefit received from percentage depletion. The effective rate benefit from percentage depletion varies based upon the mix and timing of actual earnings compared to projections of earnings between entities that benefit from percentage depletion and those that do not, and as such the effective tax rate may vary quarterly and may make quarterly comparisons not meaningful. The benefit of percentage depletion is not directly related to the amount of consolidated pre-tax income recorded in a period. Accordingly, in periods where income before tax is relatively small, the proportional effect of the benefit from percentage depletion on the effective tax rate may be significant. This contributed to the income tax benefit recorded for the three and six months ended June 30, 2025. Each quarter, we update our estimate of the annual effective tax rate, and the cumulative impact of the change in the estimated annual tax rate is recorded, which can make quarterly comparisons not meaningful.

LIQUIDITY AND CAPITAL RESOURCES OF NACCO

Cash Flows
The following tables detail the changes in cash flow for the six months ended June 30:

	2025	2024	Change
Operating activities:
Net cash used for operating activities	$(2,753)	$(5,698)	$2,945

Investing activities:
Expenditures for property, plant and equipment and acquisition of mineral interests	(11,950)	(22,401)	10,451
Other	915	(874)	1,789
Net cash used for investing activities	(11,035)	(23,275)	12,240
Cash flow before financing activities	$(13,788)	$(28,973)	$15,185

The $2.9 million change in net cash used for operating activities was primarily due to a favorable change in non-cash items. The Company’s non-cash items primarily include Gain on sale of assets, deferred income taxes, depreciation, depletion and amortization and stock-based compensation.

	2025	2024	Change
Financing activities:
Net (reductions) additions to long-term debt and revolving credit agreements	$(5,378)	$17,090	$(22,468)
Cash dividends paid	(3,570)	(3,306)	(264)
Purchase of treasury shares	(695)	(7,559)	6,864
Net cash (used for) provided by financing activities	$(9,643)	$6,225	$(15,868)
The change in net cash (used for) provided by financing activities was primarily due to reductions in debt borrowings during the first six months of 2025 compared with additions during the first six months of 2024, partially offset by a decrease in share repurchases during the first six months of 2025.

Financing Activities
In September 2024, NACCO Natural Resources amended its secured revolving line of credit (Facility) to increase the revolving credit commitments to $200.0 million and extend the maturity to September 2028. Borrowings outstanding under the Facility were $65.0 million at June 30, 2025. At June 30, 2025, the excess availability under the Facility was $90.5 million, which reflects a reduction for outstanding letters of credit of $44.5 million.

NACCO has not guaranteed any borrowings of NACCO Natural Resources. The Facility allows for the payment to NACCO of dividends and advances under certain circumstances. Dividends (to the extent permitted by the Facility) and management fees are the primary sources of cash for NACCO and enable us to pay dividends to stockholders and repurchase shares.

The Facility has performance-based pricing, which sets interest rates based upon NACCO Natural Resources achieving various levels of debt to EBITDA ratios, as defined in the Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective June 30, 2025, for base rate and Term Secured Overnight Financing Rate loans were 1.75% and 2.75%, respectively. The Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.45% on the unused commitment at June 30, 2025. During the three and six months ended June 30, 2025, the average borrowing under the Facility was $66.0 million and $62.7 million, respectively, and the weighted-average annual interest rate was 7.05% and 7.00%, respectively.

The Facility contains restrictive covenants, which require, among other things, NACCO Natural Resources to maintain a maximum net debt to EBITDA ratio of 2.75 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 1.50 to 1.00, or if greater than 1.50 to 1.00, a Fixed Charge Coverage Ratio of 1.10 to 1.00. At June 30, 2025, NACCO Natural Resources was in compliance with all financial covenants in the Facility.

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

Expenditures for property, plant and equipment and mineral interests
Expenditures for property, plant and equipment were $12.0 million during the first six months of 2025, primarily for equipment in the Contract Mining segment. Planned expenditures for the remainder of 2025 are expected to be approximately $74 million. This amount includes $11 million in the Utility Coal Mining segment, $31 million in the Contract Mining segment, $20 million in the Minerals and Royalties segment and $12 million in growth businesses included in Unallocated Items. Expenditures are expected to be funded from internally generated funds and/or bank borrowings.

Capital Structure
NACCO's consolidated capital structure is presented below:

	JUNE 30 2025	DECEMBER 31 2024	Change
Cash and cash equivalents	$49,402	$72,833	$(23,431)
Other net tangible assets	479,858	451,962	27,896
Intangible assets, net	5,068	5,475	(407)
Net assets	534,328	530,270	4,058
Total debt	(95,506)	(99,514)	4,008
Bellaire closed mine obligations	(25,702)	(25,809)	107
Total equity	$413,120	$404,947	$8,173
Debt to total capitalization	19%	20%	(1)%

The increase in other net tangible assets at June 30, 2025 compared with December 31, 2024 was mainly the result of:
•An increase in Prepaid insurance due to the timing of payments;
•A decrease in Accrued payroll for payments made during the first six months of 2025 related to our incentive compensation plans; and
•An increase in Deposits with vendors.

These changes were partially offset by a decrease in Trade accounts receivable during the first six months of 2025 due to the timing of payments.

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

SEGMENT RESULTS

UTILITY COAL MINING SEGMENT

FINANCIAL REVIEW
Tons of coal delivered by the Utility Coal Mining segment were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2025	2024	2025	2024
Unconsolidated operations	3,736	4,930	9,352	10,410
Consolidated operations	890	423	1,481	878
Total tons delivered	4,626	5,353	10,833	11,288

The results of operations for the Utility Coal Mining segment were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2025	2024	2025	2024
Revenues	$28,626	$14,996	$47,865	$30,541
Cost of sales	30,327	16,138	52,897	37,081
Gross loss	(1,701)	(1,142)	(5,032)	(6,540)
Earnings of unconsolidated operations(a)	11,656	12,006	26,119	24,013
Selling, general and administrative expenses	8,502	8,060	15,753	14,970
Amortization of intangible assets	245	116	407	242
Gain on sale of assets	(14)	(79)	(86)	(89)
Operating profit	$1,222	$2,767	$5,013	$2,350
(a) See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of our unconsolidated subsidiaries.

Second Quarter of 2025 Compared with Second Quarter of 2024

Revenues increased 90.9% in the second quarter of 2025 compared with the second quarter of 2024 primarily due to an increase in customer requirements at MLMC. A boiler issue at the customer's Red Hills Power Plant reduced customer requirements in 2024.

The following table identifies the components of change in Operating profit for the second quarter of 2025 compared with the second quarter of 2024:

Operating Profit
2024	$2,767
Increase (decrease) from:
Gross loss	(559)
Selling, general and administrative expenses	(442)
Earnings of unconsolidated operations	(350)
Amortization of intangibles	(129)
Net change on sale of assets	(65)
2025	$1,222

Operating profit decreased by $1.5 million in the second quarter of 2025 compared with the second quarter of 2024, primarily due to an increase in gross loss, higher selling, general and administrative expenses and a decrease in earnings of unconsolidated operations.

Gross loss was unfavorable at MLMC during the second quarter of 2025 compared with the 2024 period. Although the cost per ton delivered improved during the second quarter of 2025, the contractual sales price per ton decreased. In addition, the number of tons sold exceeded tons mined resulting in the recognition of costs previously capitalized into inventory. In comparison, during the second quarter of 2024, inefficiencies at the customer's power plant created mining inefficiencies, and thus higher mining costs. The tons mined exceeded tons sold resulting in a portion of production costs being capitalized into inventory during the 2024 period.

The increase in selling, general and administrative expenses was mainly the result of higher employee-related costs.

The decrease in earnings of unconsolidated operations was primarily due to lower customer demand at Coteau, Coyote and Falkirk, partially offset by higher per ton management fees, mainly the result of temporary price concessions ending at Falkirk in June 2024.

First Six Months of 2025 Compared with First Six Months of 2024

Revenues increased 56.7% in the first six months of 2025 compared with the first six months of 2024 primarily due to an increase in customer requirements at MLMC. A boiler issue at the customer's Red Hills Power Plant reduced customer requirements in 2024.

The following table identifies the components of change in Operating profit for the first six months of 2025 compared with the first six months of 2024:

Operating Profit
2024	$2,350
Increase (decrease) from:
Earnings of unconsolidated operations	2,106
Gross loss	1,508
Selling, general and administrative expenses	(783)
Amortization of intangibles	(165)
Net change on sale of assets	(3)
2025	$5,013

Operating profit increased by $2.7 million in the first six months of 2025 compared with the first six months of 2024 primarily due to an increase in earnings of unconsolidated operations and a decrease in gross loss. These improvements were partially offset by higher selling, general and administrative expenses.

The increase in earnings of unconsolidated operations was primarily due to higher per ton management fees, mainly the result of temporary price concessions ending at Falkirk in June 2024, partially offset by lower customer demand at Coteau, Coyote and Falkirk.

The improvement in gross loss at MLMC was primarily due to a reduction in the cost per ton delivered during the first six months of 2025 compared with the 2024 period. The reduction in cost per ton delivered was primarily attributable to an increase in the tons sold at MLMC in the first six months of 2025 due to the resolution of the boiler issue that impacted the customer's Red Hills Power Plant during 2024.

The increase in selling, general and administrative expenses was mainly the result of higher employee-related costs.

CONTRACT MINING SEGMENT

FINANCIAL REVIEW
Tons delivered by the Contract Mining segment were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2025	2024	2025	2024
Total tons delivered	13,947	16,000	26,800	31,173

The results of operations for the Contract Mining segment were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2025	2024	2025	2024
Total revenues	$30,723	$27,920	$62,249	$52,403
Reimbursable costs	18,503	16,043	38,050	28,898
Revenues excluding reimbursable costs	$12,220	$11,877	$24,199	$23,505

Total revenues	$30,723	$27,920	$62,249	$52,403
Cost of sales	28,659	24,254	57,037	45,925
Gross profit	2,064	3,666	5,212	6,478
Earnings of unconsolidated operations(a)	1,232	1,448	2,201	2,813
Selling, general and administrative expenses	2,286	2,030	4,433	3,853
Gain on sale of assets	—	(1)	—	(2)
Operating profit	$1,010	$3,085	$2,980	$5,440
(a) See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of our unconsolidated subsidiaries.

Second Quarter of 2025 Compared with Second Quarter of 2024

Total revenues increased in the second quarter of 2025 compared with the second quarter of 2024, primarily due to an increase in reimbursable costs, which have an offsetting amount in cost of sales and have no impact on gross profit. Revenues excluding reimbursable costs increased 2.9% in the second quarter of 2025 compared with the 2024 period, as an increase in part sales was partially offset by fewer tons delivered due to reduced customer requirements, in part due to operational delays at several quarries.

The following table identifies the components of change in Operating profit for the second quarter of 2025 compared with the second quarter of 2024:

Operating Profit
2024	$3,085
Increase (decrease) from:
Gross profit	(1,602)
Selling, general and administrative expenses	(256)
Earnings of unconsolidated operations	(216)
Gain on sale of assets	(1)
2025	$1,010

Operating profit decreased $2.1 million in the second quarter of 2025 compared with the second quarter of 2024. The change in Operating profit was primarily due to a decrease in gross profit, an increase in selling, general and administrative expenses and a decrease in earnings of unconsolidated operations. The reduction in gross profit was mainly the result of a decrease in tons delivered and higher operating costs, including unexpected equipment repairs and maintenance costs, partially offset by an increase in part sales. The increase in selling, general and administrative expenses was mainly the result of higher employee-related costs. The decrease in earnings of unconsolidated operations was primarily due to a reduction in tons delivered.

First Six Months of 2025 Compared with First Six Months of 2024

Total revenues increased in the first six months of 2025 compared with the first six months of 2024, primarily due to an increase in reimbursable costs, which have an offsetting amount in cost of sales and have no impact on gross profit. Revenues excluding reimbursable costs increased 3.0% in the first six months of 2025 compared with the 2024 period, as an increase in part sales was partially offset by fewer tons delivered due to reduced customer requirements, in part due to operational delays at several quarries.

The following table identifies the components of change in Operating profit for the first six months of 2025 compared with the first six months of 2024:

Operating Profit
2024	$5,440
Increase (decrease) from:
Gross profit	(1,266)
Earnings of unconsolidated operations	(612)
Selling, general and administrative expenses	(580)
Gain on sale of assets	(2)
2025	$2,980

Operating profit decreased $2.5 million in the first six months of 2025 compared with the first six months of 2024. The change in Operating profit was primarily due to a decrease in gross profit, a decrease in earnings of unconsolidated operations and an increase in selling, general and administrative expenses. The reduction in gross profit was mainly the result of a decrease in tons delivered and higher operating costs, including unexpected repairs and maintenance costs, partially offset by an increase in part sales. The decrease in earnings of unconsolidated operations was primarily due to a reduction in tons delivered. The increase in selling, general and administrative expenses was mainly the result of higher employee-related costs.

MINERALS AND ROYALTIES SEGMENT
FINANCIAL REVIEW
The following table sets forth our estimate of the number of gross and net productive wells:

	June 30, 2025		June 30, 2024
	Gross	Net	Gross	Net
Oil and Natural Gas Wells	2,377	23.3	1,986	22.2

Gross wells are the total wells in which an interest is owned. Net wells are calculated based on our net royalty interest, factoring in both ownership percentage of gross wells and royalty rate.

Oil and natural gas prices have been historically volatile and may continue to be volatile in the future. The table below demonstrates such volatility and shows the average prices as reported by the United States Energy Information Administration for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2025	2024	2025	2024
West Texas Intermediate Average Crude Oil Price	$64.63	$81.71	$68.23	$79.64
Henry Hub Average Natural Gas Price	$3.19	$2.08	$3.67	$2.11
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

The results of operations for the Minerals and Royalties segment were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2025	2024	2025	2024
Oil and natural gas revenues	$5,981	$3,995	$15,098	$12,231
Other revenues	1,287	1,598	3,072	3,763
Total Revenues	$7,268	$5,593	$18,170	$15,994

Total Revenues	$7,268	$5,593	$18,170	$15,994
Cost of sales	986	1,501	3,230	2,865
Gross profit	6,282	4,092	14,940	13,129
Earnings from unconsolidated operations	251	138	805	73
Selling, general and administrative expenses	1,328	1,151	2,633	2,193
Gain on sale of assets	—	(4,512)	—	(4,512)
Operating profit	$5,205	$7,591	$13,112	$15,521

Revenues increased 29.9% and 13.6% in the second quarter and the first six months of 2025, respectively, compared with the 2024 periods, primarily due to an increase in natural gas revenue as a result of higher natural gas prices, partially offset by decreased production volumes.

The following table identifies the components of change in Operating profit for the second quarter of 2025 compared with the second quarter of 2024:

Operating Profit
2024	$7,591
Increase (decrease) from:
Gain on sale of assets	(4,512)
Selling, general and administrative expenses	(177)
Gross profit	2,190
Earnings of unconsolidated operations	113
2025	$5,205

The following table identifies the components of change in Operating profit for the first six months of 2025 compared with the first six months of 2024:

Operating Profit
2024	$15,521
Increase (decrease) from:
Gain on sale of assets	(4,512)
Selling, general and administrative expenses	(440)
Gross profit	1,811
Earnings of unconsolidated operations	732
2025	$13,112

Operating profit decreased $2.4 million in both the second quarter and the first six months of 2025 compared with 2024 periods, primarily due to the absence of a $4.5 million prior year gain on sale of land. These decreases were partially offset by improvements in gross profit due to higher natural gas prices.

UNALLOCATED ITEMS AND ELIMINATIONS

FINANCIAL REVIEW
Unallocated Items and Eliminations were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2025	2024	2025	2024
Operating loss	$(7,488)	$(6,077)	$(13,474)	$(11,188)

The operating loss increased in the second quarter and first six months of 2025 compared to the 2024 periods primarily due to higher employee-related and outside service costs. The increase in outside services is mainly attributable to developing businesses.

NACCO Industries, Inc. Outlook

NACCO is a growing diversified natural resource company, strategically positioned to deliver consistent financial returns. Our businesses operate exclusively in the U.S. and provide critical inputs for electricity generation, construction and development, and the production of industrial minerals and products. Increasing demand for electricity, on-shoring and current federal policies are creating favorable macroeconomic trends within these industries. We continue to capitalize on these tailwinds, pursuing longer-term growth opportunities. Through disciplined capital allocation, operational expertise and an entrepreneurial yet cautious approach to growth, we have unique capabilities and clear competitive advantages that enable us to capture a wide range of attractive growth opportunities. Our platform is supported by multiple vectors for value creation, and we are steadfastly committed to delivering compounding returns and expanding investor value over the long term.

While the current quarter presented some unexpected operational challenges, our business model is purposely built for durability and resilience. Our foundation rests on a stable base of long-term coal-mining contracts, generating dependable recurring cash flows. As new long-term contracts are added each year in our other businesses, these multi-year agreements create a “layering” effect as their contributions compound. This, combined with income generated by our Mineral and Royalty assets, provide cash flow stability. We remain confident in our ability to deliver improving results during the second half of 2025, with momentum building as we move into 2026.

Over the remainder of the year, we anticipate a substantial increase in consolidated operating profit compared to the first half, although full-year results will be lower than the prior year due in part to $13.6 million of business interruption insurance income recognized in the third quarter of 2024. In addition, we intend to terminate our defined benefit pension plan in the fourth quarter of 2025. Although the plan is currently over funded, a significant non-cash settlement charge is anticipated upon termination. The pension settlement charge and lower operating profit are expected to lead to a substantial year-over-year decrease in net income and EBITDA compared with the 2024 second half and full year.

Our Utility Coal Mining segment, operated by North American Coal, constitutes the foundation of our business, anchored by a stable portfolio of long-term mining contracts. We anticipate customer demand to remain steady in the second half of 2025 and throughout 2026 at the unconsolidated mining operations. At MLMC, results for the 2025 second half are expected to improve over the first half of 2025. However, a reduction in the 2025 contractually determined per ton sales price compared with 2024 is anticipated to continue to offset expected improvements in cost efficiencies, causing MLMC's and the Utility Coal Mining segment's 2025 second half and full year results to decline from the respective prior year levels, which include the business interruption insurance income. Looking ahead, we expect improving profitability for this segment in 2026, driven by continued stable earnings at our unconsolidated operations and anticipated improvements at MLMC in both sales price and cost per ton delivered, particularly if the customer's power plant is able to operate more consistently.

The Contract Mining segment, operated by North American Mining, represents our mining growth platform, benefiting from ongoing geographic and mineral expansion and the signing of new, more favorable long-term contracts. Each new contract perpetuates the compounding effect that underpins our growth strategy—much like building an annuity portfolio over time. For example, in 2024, the Contract Mining segment executed three new or amended contracts, which are projected to generate approximately $20 million in after-tax net present value cash flows over contract terms ranging from 6 to 20 years. Our expanding pipeline of potential deals and continued engagement with customers position this segment as a key pillar for future growth.

Sawtooth, a North American Mining subsidiary, is the exclusive provider of comprehensive mining services at Thacker Pass, which is owned through a joint venture between Lithium Americas Corp. (TSX: LAC) (NYSE: LAC) and General Motors Holdings LLC. Sawtooth will supply all of the lithium-bearing ore requirements for Thacker Pass, which is currently under construction. This project is currently providing stable income during the construction phase and will contribute enhanced income and long-term cash flows once lithium production commences. Phase 1 lithium production is estimated to begin in late 2027.

Near term, while overall customer demand within the Contract Mining segment is expected to remain stable year-over-year, profitability improvements in the 2025 second half and full year are expected to be driven by operational efficiencies and an increased focus on parts sales. This momentum is expected to continue into 2026.

The Minerals and Royalties segment, led by Catapult, has constructed a high-quality, diversified portfolio of oil and gas mineral and royalty interests in the United States. The business is a scalable platform for growth, with its data-driven approach to portfolio expansion and disciplined capital deployment providing a distinct competitive advantage in the U.S. market.

In July 2025, Catapult completed a $4.2 million acquisition of mineral interests within the Midland Basin which included 10,500 gross acres and approximately 400 net royalty acres. The acquisition includes a mix of producing wells, as well as additional upside opportunities through future development with existing operators in the area. This business also has an investment in a company that holds non-operated working interests in oil and natural gas assets. These investments are expected to contribute to the anticipated improvement in second-half operating profit compared with both the first half of 2025 and second half of 2024. Improvements in operating profit are expected to continue into 2026.

Mitigation Resources provides stream and wetland mitigation solutions, as well as comprehensive reclamation and restoration construction services. Mitigation Resources, underpinned by a strong reputation and clear competitive strengths, is an avenue for continued expansion into new markets. This business, while currently variable in performance due to permit and project timing, is expected to achieve key milestones in profitability in 2026 and move toward more consistent results over time as new projects are layered on top of existing projects.

We continue to invest in our businesses to drive future growth. Based on the current project pipeline, we anticipate capital expenditures of up to a total of $86 million in 2025, with the majority earmarked for future business development— the kind of prudent reinvestment that generates exponential, long-term value creation. We project a substantially lower use of cash for the 2025 full year compared with 2024 as we begin to harvest returns from prior investments and expect a steady increase in annual cash flow generation beginning in 2026.

Our conservative approach to maintaining a strong capital structure and operating discipline minimizes risk, while the compounding effect of layered long-term contracts and deliberate growth investments create a robust foundation for cash flow growth. With a perspective that spans decades, we are methodically building a strong, stable business that is expected to deliver annuity-like returns. This long-term view allows us to leverage our core skills for strategic, measured expansion and pursue opportunities with longer-term horizons and higher returns, that others with shorter time horizons might overlook. Our commitment is to generate increasing cash flows and return value to stockholders, whether through reinvestment for growth or direct returns such as share repurchases and payment of dividends. We remain confident in our ability to drive growth, expand our capabilities and reward shareholders over the long run.

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) a significant reduction in demand by the Company's customers, (2) weather conditions, extended power plant outages, liquidity events or other events that would change the level of customers' coal or aggregates requirements, (3) changes to or termination of customer or other third-party contracts, or a customer or other third party default under a contract, (4) changes in the prices of hydrocarbons, particularly diesel fuel, natural gas, natural gas liquids and oil as a result of factors such as OPEC and/or government actions, geopolitical developments, economic conditions and regulatory changes, vehicle electrification, as well as supply and demand dynamics, (5) changes in development plans by third-party lessees of the Company's mineral interests, (6) failure or delays by the Company's lessees in achieving expected production of natural gas and other hydrocarbons; the availability and cost of transportation and processing services in the areas where the Company's oil and gas reserves are located; and the ability of lessees to obtain capital or financing needed for well-development operations and leasing and development of oil and gas reserves on federal lands, (7) any customer's premature facility closure or extended project development delay, (8) federal and state legislative and regulatory actions affecting fossil fuels, (9) supply chain disruptions, including price increases and shortages of parts and materials, inclusive of tariff effects, (10) failure to obtain adequate insurance coverages at reasonable rates, (11) changes in tax laws or regulatory requirements, including the elimination of, or reduction in, the percentage depletion tax deduction, changes in mining or power plant emission regulations and health, safety or environmental legislation, (12) impairment charges, (13) changes in costs related to geological and geotechnical conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (14) equipment problems that could affect deliveries to customers, (15) changes in the costs to reclaim mining areas, (16) costs to pursue and develop new mining, mitigation, oil and gas and power generation development opportunities and other value-added service opportunities, (17) the ability to successfully evaluate investments and achieve intended financial results in new business and growth initiatives, (18) disruptions from natural or human causes, including severe weather, accidents, fires, earthquakes and terrorist acts, any of which could result in suspension of operations or harm to people or the environment, and (19) the ability to attract, retain, and replace workforce and administrative employees.

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
Changes in internal control over financial reporting: During the second quarter of 2025, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
    None.

Item 1A    Risk Factors
During the quarter ended June 30, 2025, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
Month #1 (April 1 to 30, 2025)	—	$—	—	$7,846,258
Month #2 (May 1 to 31, 2025)	—	$—	—	$7,846,258
Month #3 (June 1 to 30, 2025)	—	$—	—	$7,846,258
Total	—	$—	—	$7,846,258

(1)    During 2023, our Board of Directors approved a stock repurchase program providing for the purchase of up to $20.0 million of our outstanding Class A Common Stock through December 31, 2025. See Note 4 to the Unaudited Condensed Consolidated Financial Statements for further discussion of our stock repurchase program.

Item 3    Defaults Upon Senior Securities
    None.

Item 4    Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 filed with this Quarterly Report on Form 10-Q for the period ended June 30, 2025.

Item 5    Other Information
During the second quarter of 2025, none of our directors or executive officers adopted or terminated a Rule 10b5-1
Trading Plan, or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6    Exhibits

Exhibit
Number*	Description of Exhibits

10.1
NACCO Industries, Inc. Non-Employee Directors' Equity Compensation Plan (Amended and Restated May 14, 2025) is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on May 19, 2025, Commission File Number 1-9172.

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

NACCO Industries, Inc. (Registrant)
Date:	August 6, 2025	/s/ Elizabeth I. Loveman
Elizabeth I. Loveman
Senior Vice President and Controller (principal financial and accounting officer)