Form 10-Q
period 2025-09-30
NACCO INDUSTRIES INC
filed 2025-11-05
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☑
Number of shares of Class A Common Stock outstanding at October 31, 2025: 5,897,002
Number of shares of Class B Common Stock outstanding at October 31, 2025: 1,562,953

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30 2025	DECEMBER 31 2024
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$52,657	$72,833
Trade accounts receivable	30,889	49,706
Accounts receivable from affiliates	4,295	5,793
Prepaid profit sharing	9,580	—
Deposits with vendors	—	9,394
Inventories	59,890	94,608
Assets held for sale	15,359	14,159
Prepaid insurance	8,003	1,740
Other current assets	27,044	16,505
Total current assets	207,717	264,738
Property, plant and equipment, net	274,112	259,457
Intangibles, net	4,901	5,475
Mining supplies inventory	34,548	—
Deferred income taxes	21,126	14,641
Investments in unconsolidated subsidiaries	18,560	14,137
Operating lease right-of-use assets	8,469	9,661
Equity securities	18,109	18,663
Equity method investment in Eiger Resources	19,066	19,147
Other non-current assets	31,025	25,768
Total assets	$637,633	$631,687
LIABILITIES AND EQUITY
Accounts payable	$20,447	$17,721
Accounts payable to affiliates	924	1,826
Current maturities of long-term debt	4,644	4,179
Asset retirement obligations	9,595	9,747
Accrued payroll	17,810	22,663
Excess funding liability	5,450	—
Other current liabilities	9,022	8,752
Total current liabilities	67,892	64,888
Long-term debt	25,518	25,335
Long-term revolving credit agreements	50,000	70,000
Operating lease liabilities	7,687	9,042
Asset retirement obligations	38,707	39,780
Pension and other postretirement obligations	4,483	4,787
Other long-term liabilities	16,944	12,908
Total liabilities	211,231	226,740
Stockholders' equity
Common stock:
Class A, par value $1 per share, 5,896,802 shares outstanding (December 31, 2024 - 5,730,470 shares outstanding)	5,896	5,730
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,563,153 shares outstanding (December 31, 2024 - 1,565,359 shares outstanding)	1,564	1,566
Capital in excess of par value	40,016	34,340
Retained earnings	388,652	373,363
Accumulated other comprehensive loss	(9,726)	(10,052)
Total stockholders' equity	426,402	404,947
Total liabilities and equity	$637,633	$631,687

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2025	2024	2025	2024
	(In thousands, except per share data)
Revenues	$76,614	$61,656	$210,420	$167,290
Cost of sales	66,643	54,412	183,975	146,010
Gross profit	9,971	7,244	26,445	21,280
Earnings of unconsolidated operations	16,494	15,155	45,618	42,054
Business interruption insurance recoveries	—	13,612	—	13,612
Operating expenses
Selling, general and administrative expenses	19,549	16,487	57,190	49,660
Amortization of intangible assets	167	131	574	373
Gain on sale of assets	(28)	(306)	(109)	(4,909)
	19,688	16,312	57,655	45,124
Operating profit	6,777	19,699	14,408	31,822
Other expense (income)
Interest expense	1,087	1,386	4,805	3,808
Interest income	(708)	(1,084)	(2,343)	(3,249)
Closed mine obligations	478	463	1,454	1,389
(Gain) loss on equity securities	(284)	(442)	237	(1,219)
Gain on settlement of excess funding liability	—	—	(3,590)	—
Other, net	247	244	767	160
	820	567	1,330	889
Income before income tax (benefit) provision	5,957	19,132	13,078	30,933
Income tax (benefit) provision	(7,297)	3,497	(8,336)	4,756
Net income	$13,254	$15,635	$21,414	$26,177

Earnings per share:
Basic earnings per share	$1.78	$2.14	$2.89	$3.55
Diluted earnings per share	$1.78	$2.14	$2.87	$3.54

Basic weighted average shares outstanding	7,454	7,312	7,415	7,383
Diluted weighted average shares outstanding	7,454	7,312	7,449	7,395

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2025	2024	2025	2024
	(In thousands)
Net income	$13,254	$15,635	$21,414	$26,177
Reclassification of pension and postretirement adjustments into earnings, net of $32 and $97 tax benefit in the three and nine months ended September 30, 2025, respectively, and net of $20 and $68 tax benefit in the three and nine months ended September 30, 2024, respectively.	109	78	326	231
Total other comprehensive income	109	78	326	231
Comprehensive income	$13,363	$15,713	$21,740	$26,408

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30
	2025	2024
	(In thousands)
Operating activities
Net cash provided by (used for) operating activities	$39,502	$(2,879)

Investing activities
Expenditures for property, plant and equipment and acquisition of mineral interests	(34,342)	(30,697)
Proceeds from the sale of property, plant and equipment	392	416
Other	1,140	(774)
Net cash used for investing activities	(32,810)	(31,055)

Financing activities
Additions to long-term debt	2,768	3,090
Reductions of long-term debt	(3,489)	(3,894)
Net (reductions) additions to revolving credit agreements	(20,000)	27,221
Cash dividends paid	(5,452)	(4,964)
Purchase of treasury shares	(695)	(9,576)
Net cash (used for) provided by financing activities	(26,868)	11,877

Cash and cash equivalents
Total decrease for the period	(20,176)	(22,057)
Balance at the beginning of the period	72,833	85,109
Balance at the end of the period	$52,657	$63,052
See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2024	$5,883	$1,566	$28,672	$355,873	$(9,654)	$382,340
Stock-based compensation	130	—	401	—	—	531
Purchase of treasury shares	(128)	—	—	(4,146)	—	(4,274)
Net income	—	—	—	4,570	—	4,570
Cash dividends on Class A and Class B common stock: $0.2175 per share	—	—	—	(1,630)	—	(1,630)
Reclassification adjustment to net income, net of tax	—	—	—	—	76	76
Balance, March 31, 2024	$5,885	$1,566	$29,073	$354,667	$(9,578)	$381,613
Stock-based compensation	11	—	1,378	—	—	1,389
Purchase of treasury shares	(108)	—	—	(3,177)	—	(3,285)
Net income	—	—	—	5,972	—	5,972
Cash dividends on Class A and Class B common stock: $0.2275 per share	—	—	—	(1,676)	—	(1,676)
Reclassification adjustment to net income, net of tax	—	—	—	—	77	77
Balance, June 30, 2024	$5,788	$1,566	$30,451	$355,786	$(9,501)	$384,090
Stock-based compensation	12	—	1,170	—	—	1,182
Purchase of treasury shares	(68)	—	—	(1,949)	—	(2,017)
Net income	—	—	—	15,635	—	15,635
Cash dividends on Class A and Class B common stock: $0.2275 per share	—	—	—	(1,658)	—	(1,658)
Reclassification adjustment to net income, net of tax	—	—	—	—	78	78
Balance, September 30, 2024	$5,732	$1,566	$31,621	$367,814	$(9,423)	$397,310

Balance, January 1, 2025	$5,730	$1,566	$34,340	$373,363	$(10,052)	$404,947
Stock-based compensation	169	—	1,378	—	—	1,547
Purchase of treasury shares	(22)	—	—	(673)	—	(695)
Net income	—	—	—	4,900	—	4,900
Cash dividends on Class A and Class B common stock: $0.2275 per share	—	—	—	(1,691)	—	(1,691)
Reclassification adjustment to net income, net of tax	—	—	—	—	109	109
Balance, March 31, 2025	$5,877	$1,566	$35,718	$375,899	$(9,943)	$409,117
Stock-based compensation	9	—	2,505	—	—	2,514
Conversion of Class B to Class A shares	2	(2)				—
Net income	—	—	—	3,260	—	3,260
Cash dividends on Class A and Class B common stock: $0.2525 per share	—	—	—	(1,879)	—	(1,879)
Reclassification adjustment to net income, net of tax	—	—	—	—	108	108
Balance, June 30, 2025	$5,888	$1,564	$38,223	$377,280	$(9,835)	$413,120
Stock-based compensation	8	—	1,793	—	—	1,801
Net income	—	—	—	13,254	—	13,254
Cash dividends on Class A and Class B common stock: $0.2525 per share	—	—	—	(1,882)	—	(1,882)
Reclassification adjustment to net income, net of tax	—	—	—	—	109	109
Balance, September 30, 2025	$5,896	$1,564	$40,016	$388,652	$(9,726)	$426,402

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(In thousands, except as noted and per share amounts)

NOTE 1—Nature of Operations and Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of NACCO Industries, Inc.® (NACCO) and its wholly owned subsidiary, NACCO Natural Resources Corporation® (NACCO Natural Resources and with NACCO collectively, the Company, we, our or us). NACCO Natural Resources brings natural resources to life by delivering aggregates, minerals, reliable fuels and environmental solutions through our robust portfolio of businesses. We operate under three business segments: Utility Coal Mining, Contract Mining and Minerals and Royalties. The Utility Coal Mining segment, operated by North American Coal®, manages surface coal mines that are exclusive, long-term fuel providers for power generation companies. The Contract Mining segment, operated by North American Mining®, is a leading provider of a broad range of specialized contract mining services for producers of industrial minerals. The Minerals and Royalties segment, which includes the Catapult Mineral Partners® (Catapult) business, acquires and promotes the development of mineral interests and related investments.

Mitigation Resources of North America® (Mitigation Resources) provides stream and wetland mitigation solutions as well as comprehensive reclamation and restoration construction services. ReGen Resources is pursuing opportunities to develop new power generation resources.

We have items not directly attributable to a reportable segment, which are therefore excluded from the financial results of the operating segments. These items primarily include administrative costs related to public company reporting requirements, including management and board compensation, and the financial results of Bellaire Corporation (Bellaire), Mitigation Resources, ReGen Resources and other developing businesses. Bellaire manages its long-term liabilities related to former Eastern U.S. underground mining activities. Intercompany accounts and transactions are eliminated in consolidation. See Note 7 for further discussion of segment reporting.

During 2025, we changed the names of our reportable segments to make it easier for our stakeholders to understand the business activities within each segment. The Utility Coal Mining, Contract Mining and Minerals and Royalties segments were formerly the Coal Mining, North American Mining and Minerals Management segments, respectively. There were no changes to the composition of each segment and therefore no changes to historical segment reporting.

Our operating segments are further described below:

Utility Coal Mining Segment: The Utility Coal Mining segment operates surface coal mines under exclusive, long-term contracts to supply 100% of the fuel requirements for adjacent power plants and a synfuels plant. Each mine is fully integrated with the operation of these facilities.

During the three and nine months ended September 30, 2025, the Utility Coal Mining segment's operating coal mines were: The Coteau Properties Company (Coteau), Coyote Creek Mining Company, LLC (Coyote Creek), The Falkirk Mining Company (Falkirk) and Mississippi Lignite Mining Company (MLMC). Coteau, Falkirk and Coyote Creek are in North Dakota and MLMC is in Mississippi. Each of these mines produce lignite coal. While MLMC’s coal supply contract contains a take or pay provision, all other coal supply contracts are requirements contracts. Certain coal supply contracts can be terminated early, which would result in a reduction to future earnings.

The MLMC contract is the only coal supply contract in which we are responsible for all operating costs, capital requirements and final mine reclamation; therefore, MLMC is consolidated within our financial statements. MLMC sells coal to its customer at a contractually agreed-upon price which adjusts monthly, primarily based on changes in the level of established indices which reflect general U.S. inflation rates and includes adjustments for coal quality and certain reimbursable costs. Profitability at MLMC is affected by customer demand for coal, changes in the contractually determined sales price and actual costs incurred. MLMC's customer operates the Red Hills Power Plant, which supplies electricity to the Tennessee Valley Authority (TVA) under a long-term power purchase agreement. MLMC’s contract with its customer runs through April 1, 2032. Current mine area reserves are sufficient to meet contractual requirements through the 2032 contract term. TVA’s power portfolio includes coal, nuclear, hydroelectric, natural gas and renewables. The decision regarding which power plants to dispatch is determined by TVA. As a significant portion of MLMC’s costs are fixed, reduction in dispatch and/or reduced mechanical availability of the Red Hills Power Plant can increase per ton costs and materially affect operating results at MLMC. Conversely, periods of higher dispatch can improve results. The Red Hills Power Plant operated at below full baseload capacity and experienced periods of reduced mechanical availability during 2024 and 2025. These factors increased per ton operating costs which adversely affected operating results in both 2024 and 2025.

In December 2023, MLMC received notice from its customer related to a boiler issue at the Red Hills Power Plant. While this issue has been resolved, it resulted in a reduction in customer demand which had a significant impact on our results of operations during 2024. We recognized income of $13.6 million in the third quarter of 2024 related to business interruption insurance recoveries to partially offset losses related to the boiler outage.

The Sabine Mining Company (Sabine) operates the Sabine Mine in Texas. All production from Sabine was delivered to Southwestern Electric Power Company's (SWEPCO) Henry W. Pirkey Plant (the Pirkey Plant). SWEPCO is an American Electric Power (AEP) company. As a result of the early retirement of the Pirkey Plant, Sabine ceased deliveries and commenced final reclamation on April 1, 2023. Funding for mine reclamation is the responsibility of SWEPCO, and Sabine receives compensation for providing mine reclamation services. Sabine will provide mine reclamation services through September 30, 2026. As of October 1, 2026, SWEPCO is obligated to acquire all of the capital stock of Sabine and complete the remaining mine reclamation.

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

Contract Mining Segment: The Contract Mining segment provides value-added contract mining and other services for producers of industrial minerals. The segment is a platform for our growth and diversification of mining activities outside of the thermal coal industry. Contract Mining provides contract mining services for independently owned mines and quarries, creating value for our customers by performing the mining aspects of our customers’ operations. This allows customers to focus on their areas of expertise: materials handling and processing, product sales and distribution. As of September 30, 2025, Contract Mining operates at quarries in Florida, Arkansas and Nebraska and is expected to begin operations upon dragline commission at a quarry in Arizona during the first quarter of 2026.

In addition, Sawtooth Mining, LLC (Sawtooth) will be the exclusive provider of comprehensive mining services for the Thacker Pass lithium project in Humboldt County, Nevada. Thacker Pass is owned by a joint venture between Lithium Americas Corp. (TSX:LAC) (NYSE: LAC) and General Motors Holdings LLC. The U.S. Department of Energy holds warrants to purchase five percent non-voting, non-transferable equity in this joint venture. Thacker Pass commenced construction in 2023 and is targeting initial lithium production in late 2027. Sawtooth is being reimbursed for costs of mining, capital expenditures and mine closure and will recognize a contractually agreed upon production fee once the mine is operating. In addition to providing comprehensive mining services, Sawtooth is currently assisting with certain construction services and will transport clay tailings once lithium production commences.

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

As of September 30, 2025 and December 31, 2024, Minerals and Royalties holds an equity investment of $19.1 million in Eiger Resources, which holds non-operated working interests in oil and natural gas assets in the Kansas and the Oklahoma portion of the Hugoton basin. This entity meets the definition of a VIE. NACCO is not the primary beneficiary of the VIE as it does not exercise financial control; therefore, we do not consolidate the results of these operations within our financial statements. Instead, this contract is accounted for as an equity method investment. During the three months ended September 30, 2025 and 2024, we recorded our share of earnings of $1.1 million and $0.2 million, respectively. During the nine months ended September 30, 2025 and 2024, we recorded our share of earnings of $1.9 million and $0.4 million, respectively. These earnings are presented in the line Earnings of unconsolidated operations on the Unaudited Condensed Consolidated Statements of Operations. Our investment is reported on the line Equity method investment in Eiger Resources in the Unaudited Condensed Consolidated Balance Sheets. Due to the timing and availability of financial information, earnings or losses from this investment are recorded on a one quarter lag.

Other Items: During the first nine months of 2025, $14.5 million of excess funds from the terminated Falkirk pension plan were directly transferred to the NACCO 401(k) plan. The NACCO 401(k) plan is a qualified replacement plan; therefore, these funds will be utilized to offset future profit sharing contributions to 401(k) plan participants. As of September 30, 2025, the remaining $9.6 million asset is recorded on the line Prepaid profit sharing and will continue to be reduced as profit sharing contributions are made to employees. During the first nine months of 2025, the Company and Falkirk’s former customer agreed to settle the corresponding liability for $10.9 million, resulting in a gain of $3.6 million on the Unaudited Condensed Consolidated Statement of Operations. In accordance with the agreement reached with the former customer, $5.5 million was paid to the former customer during 2025. The remaining $5.4 million, recorded on the line Excess funding liability on the Unaudited Condensed Consolidated Balance Sheet at September 30, 2025, will be paid to the former customer in 2026.

At September 30, 2025 and December 31, 2024, we had $15.4 million and $14.2 million, respectively, classified as Assets held for sale. The assets held for sale consist of draglines not in use and an office building in North Dakota.

During the first nine months of 2024, we sold land for $7.0 million and recognized a $4.5 million gain in the Minerals and Royalties segment on the Unaudited Condensed Consolidated Statements of Operations.

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

Basis of Presentation: These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position at September 30, 2025, the results of our operations, comprehensive income, cash flows and changes in equity for the nine months ended September 30, 2025 and 2024 have been included. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

For other restoration construction services, contracts are generally structured as an agreement under which Mitigation Resources is reimbursed for all costs incurred in performing the required services plus a fixed fee. The services provided represent the performance obligation and are accounted for as a series. Performance momentarily creates an asset that the customer simultaneously receives and consumes; therefore, control is transferred to the customer as work is completed. Consistent with the conclusion that the customer simultaneously receives and consumes the benefits provided, an input-based measure of progress is appropriate. As each month of service is completed, revenue is recognized for the amount of actual costs incurred, plus the fixed fee. Fluctuations in revenue from period to period result from increases and decreases in activity levels of individual contracts and variances in reimbursable costs.

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

In the Minerals and Royalties segment, we have the right to receive revenues from the sale of oil and natural gas through sales of the third-party lessees in which we own a mineral or royalty interest. Revenue is recognized at the point control of the product is transferred from the operator to the purchaser. Those purchasers remit payment to the operator and the operator, in turn, remits payment to us. Receivables from third-party lessees for which we did not receive actual production information, either due to timing delays or due to the unavailability of data at the time when revenues are recognized, are estimated using expected sales volumes and estimated prices. The difference between our estimates and the actual amounts received is recorded in the month that payment is received from the third-party lessee. We typically receive payment for oil and natural gas sales within 90 days of the month of delivery. For the three and nine months ended September 30, 2025 and September 30, 2024, respectively, differences between our pricing estimates and the actual amounts received from operators were immaterial.

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

Prior Period Performance Obligations: As discussed above, we record royalty income in the month production is delivered to the purchaser. The expected sales volumes and prices for these properties are estimated and recorded in Other current assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. The difference between our estimates and the actual amounts received is recorded in the month that payment is received from the third-party lessee. For the three and nine months ended September 30, 2025, royalty income recognized in the reporting period relating to production satisfied in prior periods was immaterial and $1.5 million, respectively. For the three and nine months ended September 30, 2024, royalty income recognized in the reporting period relating to production satisfied in prior periods was immaterial.

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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2025	2024	2025	2024
Timing of Revenue Recognition
Transferred at a point in time	$20,125	$17,134	$70,451	$46,740
Transferred over time	56,489	44,522	139,969	120,550
Total revenues	$76,614	$61,656	$210,420	$167,290

Contract Balances: The opening and closing balances of our current and long-term contract assets and liabilities and receivables are as follows:

	Contract balances
	Trade accounts receivable	Contract asset (current)	Contract asset (long-term)	Contract liability (current)	Contract liability (long-term)
Balance at January 1, 2025	$49,706	$313	$3,500	$484	$5,119
Balance at September 30, 2025	30,889	332	3,500	1,003	9,514
Increase (decrease)	$(18,817)	$19	$—	$519	$4,395

We expect to recognize $0.7 million in the remainder of 2025, $0.4 million in 2026 and 2027, $1.2 million in 2028, $2.6 million in 2029 and $5.3 million thereafter related to the contract liability remaining at September 30, 2025. The difference between the opening and closing balances of our contract balances results from the timing difference between our performance and the customer’s payment.

We have no contract assets recognized from the costs to obtain or fulfill a contract with a customer.

NOTE 3—Inventories

Inventories are summarized as follows:

	SEPTEMBER 30 2025	DECEMBER 31 2024
Coal and aggregates	$20,600	$27,076
Mining supplies	73,838	67,532
Total inventories	$94,438	$94,608

We recorded inventory impairment charges of $2.7 million and $7.0 million during the three and nine months ended September 30, 2025, respectively, and $1.0 million and $4.1 million during the three and nine months ended September 30, 2024, respectively. The inventory impairment charges are in the Cost of sales line in the accompanying Unaudited Condensed Consolidated Statements of Operations as mining costs exceeded the net realizable value of coal inventory at MLMC.

Mining supplies inventory consists primarily of critical spare parts to support Contract Mining’s dragline operations and other general supplies used on day-to-day operations. Mining supplies inventory not expected to be utilized within the next 12 months is classified as long-term on the Unaudited Condensed Consolidated Balance Sheet.

NOTE 4—Stockholders' Equity

Stock Repurchase Program: On November 7, 2023, our Board of Directors approved a stock repurchase program (2023 Stock Repurchase Program) providing for the purchase of up to $20.0 million of our outstanding Class A Common stock through December 31, 2025. During the three months ended September 30, 2025 there were no stock repurchases. During the nine months ended September 30, 2025, we repurchased 22,198 shares of Class A Common Stock for an aggregate purchase price of $0.7 million. During the three and nine months ended September 30, 2024, we repurchased 68,282 and 304,340 shares, respectively, of Class A Common Stock for an aggregate purchase price of $2.0 million and $9.6 million, respectively.

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

NOTE 5—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents our assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Date	(Level 1)	(Level 2)	(Level 3)
	September 30, 2025
Assets:
Equity securities	$18,109	$18,109	$—	$—
	$18,109	$18,109	$—	$—

	December 31, 2024
Assets:
Equity securities	$18,663	$18,663	$—	$—
	$18,663	$18,663	$—	$—

Bellaire is our non-operating subsidiary with legacy liabilities relating to closed mining operations. Prior to 2024, Bellaire contributed $5.0 million to establish a mine water treatment trust (Mine Water Treatment Trust) to assure the long-term treatment of post-mining discharge. Bellaire's Mine Water Treatment Trust invests in equity securities that are reported at fair value based upon quoted market prices in active markets for identical assets; therefore, they are classified as Level 1 within the fair value hierarchy. The fair value of the Mine Water Treatment Trust was $13.2 million and $12.3 million at September 30, 2025 and December 31, 2024, respectively, and is recognized as a component of Equity securities in the accompanying Unaudited Condensed Consolidated Balance Sheets. We recognized gains of $0.7 million and $1.2 million during the three and nine months ended September 30, 2025, respectively, and gains of $0.6 million and $1.5 million during the three and nine months ended September 30, 2024, respectively, related to the Mine Water Treatment Trust.

Prior to 2024, we invested $2.0 million in equity securities of a public company with a diversified portfolio of royalty producing mineral interests. The investment is reported at fair value based upon quoted market prices in active markets for identical assets; therefore, it is classified as Level 1 within the fair value hierarchy. The fair value of this investment was $4.9 million and $6.3 million at September 30, 2025 and December 31, 2024, respectively, and is recognized as a component of Equity securities in the accompanying Unaudited Condensed Consolidated Balance Sheets. We recognized losses of $0.4 million and $1.4 million during the three and nine months ended September 30, 2025, respectively, and losses of $0.1 million and $0.3 million during the three and nine months ended September 30, 2024, respectively, related to the investment in these equity securities.

The change in fair value of equity securities is reported on the line (Gain) loss on equity securities in the Other expense (income) section of the Unaudited Condensed Consolidated Statements of Operations.

There were no transfers into or out of Levels 1, 2 or 3 during the nine months ended September 30, 2025 and 2024.

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

The Investment in the unconsolidated subsidiaries and related tax positions totaled $18.6 million and $14.1 million at September 30, 2025 and December 31, 2024, respectively. Our risk of loss relating to these entities is limited to our invested capital, which was $5.7 million and $5.5 million at September 30, 2025 and December 31, 2024, respectively. Earnings of Unconsolidated Subsidiaries were $15.4 million and $43.7 million during the three and nine months ended September 30, 2025, respectively, and $14.9 million and $41.8 million during the three and nine months ended September 30, 2024, respectively.

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

The following table provides segment financial information and a reconciliation of segment results to consolidated results:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2025	2024	2025	2024
Revenues
Utility Coal Mining	$19,654	$17,706	$67,519	$48,247
Contract Mining	45,611	32,326	107,860	84,729
Minerals and Royalties	9,313	8,849	27,483	24,843
Unallocated Items	2,958	3,745	9,581	11,573
Eliminations	(922)	(970)	(2,023)	(2,102)
Total	$76,614	$61,656	$210,420	$167,290

Cost of sales
Utility Coal Mining	$21,511	$18,054	$74,408	$55,135
Contract Mining	42,395	31,379	99,432	77,304
Minerals and Royalties	1,121	1,286	4,351	4,151
Unallocated Items	2,502	4,622	7,790	11,501
Eliminations	(886)	(929)	(2,006)	(2,081)
Total	$66,643	$54,412	$183,975	$146,010

Earnings of unconsolidated operations
Utility Coal Mining	$14,311	$13,821	$40,430	$37,834
Contract Mining	1,074	1,122	3,275	3,935
Minerals and Royalties	1,111	213	1,916	286
Unallocated Items	(2)	(1)	(3)	(1)
Total	$16,494	$15,155	$45,618	$42,054

Operating expenses (income)*
Utility Coal Mining	$7,467	$7,147	$23,541	$22,270
Contract Mining	2,361	2,543	6,794	6,394
Minerals and Royalties	1,335	1,588	3,968	(731)
Unallocated Items	8,525	5,034	23,352	17,191
Total	$19,688	$16,312	$57,655	$45,124

Operating profit (loss)
Utility Coal Mining	$4,987	$19,938	$10,000	$22,288
Contract Mining	1,929	(474)	4,909	4,966
Minerals and Royalties	7,968	6,188	21,080	21,709
Unallocated Items	(8,071)	(5,912)	(21,564)	(17,120)
Eliminations	(36)	(41)	(17)	(21)
Total	$6,777	$19,699	$14,408	$31,822

*Operating expenses (income) consist of Selling, general and administrative expenses, Amortization of intangible assets and Gain on sale of assets.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2025	2024	2025	2024
Expenditures for property, plant and equipment and acquisition of mineral interests
Utility Coal Mining	$4,550	$3,338	$6,600	$7,045
Contract Mining	10,697	3,170	18,483	14,156
Minerals and Royalties	4,252	708	5,059	854
Unallocated Items	2,893	1,080	4,200	8,642
Total	$22,392	$8,296	$34,342	$30,697

Depreciation, depletion and amortization
Utility Coal Mining	$2,135	$2,154	$6,285	$7,264
Contract Mining	2,777	2,672	8,396	7,362
Minerals and Royalties	935	1,092	3,688	3,408
Unallocated Items	347	333	709	916
Total	$6,194	$6,251	$19,078	$18,950

			SEPTEMBER 30 2025	DECEMBER 31 2024
Total assets
Utility Coal Mining			$113,276	$125,301
Contract Mining			203,325	204,889
Minerals and Royalties			99,937	99,905
Unallocated Items**			221,095	201,592
Total			$637,633	$631,687

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
Management's Discussion and Analysis of Financial Condition and Results of Operations include NACCO Industries, Inc.® (NACCO) and its wholly owned subsidiary, NACCO Natural Resources Corporation® (NACCO Natural Resources and with NACCO collectively, the Company, we, our or us). NACCO Natural Resources brings natural resources to life by delivering aggregates, minerals, reliable fuels and environmental solutions through our robust business portfolio. We operate under three business segments: Utility Coal Mining, Contract Mining and Minerals and Royalties. The Utility Coal Mining segment, operated by North American Coal®, manages surface coal mines that are exclusive, long-term fuel providers for power generation companies. The Contract Mining segment, operated by North American Mining®, is a leading provider of a broad range of specialized contract mining services for producers of industrial minerals. The Minerals and Royalties segment, which includes the Catapult Mineral Partners® (Catapult) business, acquires and promotes the development of mineral interests and related investments.

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

We have items not directly attributable to a reportable segment, which are therefore excluded from the financial results of the operating segment. These items primarily include administrative costs related to public company reporting requirements, including management and board compensation, and the financial results of Bellaire Corporation (Bellaire), Mitigation Resources, ReGen Resources and other developing businesses. Bellaire manages its long-term liabilities related to former Eastern U.S. underground mining activities.

During 2025, we changed the names of our reportable segments to make it easier for our stakeholders to understand the business activities within each segment. The Utility Coal Mining, Contract Mining and Minerals and Royalties segments were formerly the Coal Mining, North American Mining and Minerals Management segments, respectively. There were no changes to the composition of each segment and therefore no changes to historical segment reporting.

All financial statement line items below operating profit (other income, including interest expense and interest income, the provision (benefit) for income taxes and net income) are presented and discussed within this Form 10-Q on a consolidated basis.

Government Regulation Update: There have been no material changes to the Government Regulation Update previously disclosed on pages 9 through 17 in our Annual Report on Form 10-K for the year ended December 31, 2024, except as follows:

The Environmental Protection Agency (EPA)
In July 2025, the EPA issued a final rule and companion proposal that will extend the compliance deadlines for coal combustion residual (CCR) management unit (CCRMU) requirements.

In June 2025, the EPA announced plans to repeal regulations on power plants (Clean Power Plan 2.0) and Mercury and Air Toxics Standards (MATS). Litigation over the previously adopted Clean Power Plan 2.0 and MATS rules continues to be held in abeyance while the EPA conducts new rulemaking to repeal the rules.

In May 2025, the EPA granted an administrative petition for reconsideration of the portion of the Clean Air Act’s regional haze rule which disapproved North Dakota's state implementation plan. The EPA is required to submit status reports every 120 days and submitted its first status report on September 30, 2025. This case continues to be held in abeyance while the EPA reconsiders the rule.

In May 2025, the EPA proposed to approve North Dakota’s CCR program application, which would allow the state, rather than the federal government, to manage coal ash disposal in surface impoundments and landfills.

Since March 2025, the Trump Administration announced that the EPA will undertake historic actions of deregulation, as discussed above, but also including:
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
•Reconsideration of the Risk Management Program rule;
•Rescinding the 2009 Carbon Dioxide Endangerment Finding and regulations and actions that rely on that Finding;
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

Federal Coal Leasing
In April 2025, President Trump signed four executive orders designed to boost the U.S. coal industry, outlining steps to protect coal-fired power plants and expedite leases for coal mining on U.S. land. We enter into leases of federally owned coal for a small portion of the coal mined at certain of our North Dakota mines. In October 2025, the Company's two federal coal lease applications were issued by the Department of Interior’s Bureau of Land Management.

Other Regulations
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. The OBBBA includes changes to U.S. tax law including provisions for bonus depreciation, current expensing of research expenditures and changes to the interest deductibility threshold. The changes resulting from the tax provisions in OBBBA did not have a material impact on our results of operations.

The OBBBA includes substantial changes to U.S. solar energy tax policy which could have a material impact on the solar projects being developed by ReGen Resources. Our investments in solar projects are dependent, in part, upon current state regulatory incentives and federal tax credits in order for the projects to be economically viable. To mitigate the impacts of evolving regulations, we are focused on safe-harboring certain projects by establishing the beginning of construction through physical work of a significant nature to retain federal investment tax credits. We have approximately $7.2 million of capitalized assets associated with our solar projects. We have incurred, and will continue to incur, costs in connection with these projects and the results of operations and/or return on investment could be lower than anticipated.

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

CONSOLIDATED FINANCIAL SUMMARY

Our results of operations were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2025	2024	2025	2024
Revenues:
Utility Coal Mining	$19,654	$17,706	$67,519	$48,247
Contract Mining	45,611	32,326	107,860	84,729
Minerals and Royalties	9,313	8,849	27,483	24,843
Unallocated Items	2,958	3,745	9,581	11,573
Eliminations	(922)	(970)	(2,023)	(2,102)
Total revenue	$76,614	$61,656	$210,420	$167,290
Operating profit (loss):
Utility Coal Mining	$4,987	$19,938	$10,000	$22,288
Contract Mining	1,929	(474)	4,909	4,966
Minerals and Royalties	7,968	6,188	21,080	21,709
Unallocated Items	(8,071)	(5,912)	(21,564)	(17,120)
Eliminations	(36)	(41)	(17)	(21)
Total operating profit	6,777	19,699	14,408	31,822
Interest expense	1,087	1,386	4,805	3,808
Interest income	(708)	(1,084)	(2,343)	(3,249)
Closed mine obligations	478	463	1,454	1,389
(Gain) loss on equity securities	(284)	(442)	237	(1,219)
Gain on settlement of excess funding liability	—	—	(3,590)	—
Other, net	247	244	767	160
Other expense, net	820	567	1,330	889
Income before income tax (benefit) provision	5,957	19,132	13,078	30,933
Income tax (benefit) provision	(7,297)	3,497	(8,336)	4,756
Net income	$13,254	$15,635	$21,414	$26,177

Effective income tax rate	(122.5)%	18.3%	(63.7)%	15.4%

The components of the change in revenues and operating profit are discussed below in Segment Results.

Third Quarter of 2025 Compared with Third Quarter of 2024, and First Nine Months Ended September 30, 2025 Compared with First Nine Months Ended September 30, 2024

Other expense, net
Interest expense decreased in the third quarter of 2025 compared with the respective 2024 period due to an increase in capitalized interest as well as lower average interest rates. Interest expense increased in the first nine months of 2025 compared with the respective 2024 period due to higher average borrowings, partially offset by an increase in capitalized interest and lower average interest rates.

Interest income decreased in the third quarter of 2025 and the first nine months of 2025 compared with the respective 2024 periods due to lower earnings on reduced invested cash balances.

(Gain) loss on equity securities represents changes in the market price of invested assets reported at fair value. The change in the third quarter of 2025 and the first nine months of 2025 compared with the respective 2024 periods was due to fluctuations in the market prices of the exchange-traded equity securities. See Note 5 to the Unaudited Condensed Consolidated Financial Statements for further discussion of equity securities.
During the first nine months of 2025, $14.5 million of excess funds from the terminated Falkirk pension plan were directly transferred to the NACCO 401(k) plan. The NACCO 401(k) plan is a qualified replacement plan; therefore, these funds will be utilized to offset future profit sharing contributions to 401(k) plan participants. During the first nine months of 2025, NACCO and Falkirk’s former customer agreed to settle the corresponding liability for $10.9 million, resulting in a $3.6 million Gain on settlement of excess funding liability.

Income Taxes
We evaluate and update our estimated annual effective income tax rate on a quarterly basis based on current and forecasted operating results and tax laws. Historically, our actual effective tax rates have differed from the statutory effective tax rate primarily due to the benefit received from percentage depletion. The effective rate benefit from percentage depletion varies based upon the mix and timing of actual earnings compared to projections of earnings between entities that benefit from percentage depletion and those that do not, and as such the effective tax rate may vary quarterly and may make quarterly comparisons not meaningful. The benefit of percentage depletion is not directly related to the amount of consolidated pre-tax income recorded in a period. Accordingly, as a result of the reduction in 2025 income before income tax compared with 2024, the proportional effect of the benefit from percentage depletion on the effective income tax rate results in a negative forecasted effective tax rate for 2025. This contributed to the income tax benefit recorded for the three and nine months ended September 30, 2025. Each quarter, we update our estimate of the annual effective tax rate, and the cumulative impact of the change in the estimated annual tax rate is recorded, which can make quarterly comparisons not meaningful.

LIQUIDITY AND CAPITAL RESOURCES OF NACCO

Cash Flows
The following tables detail the changes in cash flow for the nine months ended September 30:

	2025	2024	Change
Operating activities:
Net cash provided by (used for) operating activities	$39,502	$(2,879)	$42,381

Investing activities:
Expenditures for property, plant and equipment and acquisition of mineral interests	(34,342)	(30,697)	(3,645)
Other	1,532	(358)	1,890
Net cash used for investing activities	(32,810)	(31,055)	(1,755)
Cash flow before financing activities	$6,692	$(33,934)	$40,626

The $42.4 million change in net cash provided by (used for) operating activities was primarily due to a favorable change in the adjustments to reconcile net income to net cash provided by operating activities. The Company’s adjustments primarily include the business interruption insurance recoveries at MLMC in 2024, Gain on sale of assets, deferred income taxes, depreciation, depletion and amortization and stock-based compensation.

A change in operating assets and liabilities also contributed to the increase in net cash provided by (used for) operating activities. Accounts receivable decreased during the current-year period due to the timing of collections, whereas accounts receivable was comparable in the prior periods. Inventory levels at September 30, 2025 are relatively consistent with year-end balances, whereas inventories increased during 2024. These favorable items were partially offset by an unfavorable change in accrued expenses, mainly attributable to a decrease in accrued payroll during the 2025 period, whereas accrued payroll was comparable in prior periods.

	2025	2024	Change
Financing activities:
Net (reductions) additions to long-term debt and revolving credit agreements	$(20,721)	$26,417	$(47,138)
Cash dividends paid	(5,452)	(4,964)	(488)
Purchase of treasury shares	(695)	(9,576)	8,881
Net cash (used for) provided by financing activities	$(26,868)	$11,877	$(38,745)
The change in net cash (used for) provided by financing activities was primarily due to reductions in debt borrowings during the first nine months of 2025 compared with additions during the first nine months of 2024, partially offset by a decrease in share repurchases during the first nine months of 2025.

Financing Activities
In September 2024, NACCO Natural Resources amended its secured revolving line of credit (Facility) to increase the revolving credit commitments to $200.0 million and extend the maturity to September 2028. Borrowings outstanding under the Facility were $50.0 million at September 30, 2025. At September 30, 2025, the excess availability under the Facility was $99.3 million, which reflects a reduction for outstanding letters of credit of $50.7 million.

NACCO has not guaranteed any borrowings of NACCO Natural Resources. The Facility allows for the payment to NACCO of dividends and advances under certain circumstances. Dividends (to the extent permitted by the Facility) and management fees are the primary sources of cash for NACCO and enable us to pay dividends to stockholders and repurchase shares.

The Facility has performance-based pricing, which sets interest rates based upon NACCO Natural Resources achieving various levels of debt to EBITDA ratios, as defined in the Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective September 30, 2025, for base rate and Term Secured Overnight Financing Rate loans were 1.50% and 2.50%, respectively. The Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.40% on the unused commitment at September 30, 2025. During the three and nine months ended September 30, 2025, the average borrowing under the Facility was $47.1 million and $57.5 million, respectively, and the weighted-average annual interest rate was 8.53% and 7.41%, respectively.

The Facility contains restrictive covenants, which require, among other things, NACCO Natural Resources to maintain a maximum net debt to EBITDA ratio of 2.75 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 1.50 to 1.00, or if greater than 1.50 to 1.00, a Fixed Charge Coverage Ratio of 1.10 to 1.00. At September 30, 2025, NACCO Natural Resources was in compliance with all financial covenants in the Facility.

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

Expenditures for property, plant and equipment and mineral interests
Expenditures for property, plant and equipment were $34.3 million during the first nine months of 2025, primarily for a dragline and dragline related repairs in the Contract Mining segment.

Planned expenditures for the remainder of 2025 are expected to be approximately $44 million. This amount includes $7 million in the Utility Coal Mining segment, $19 million in the Contract Mining segment, $16 million in the Minerals and Royalties segment and $2 million in growth businesses included in Unallocated Items. Planned expenditures in 2026 are expected to be approximately $70 million.

Expenditures are expected to be funded from internally generated funds and/or bank borrowings.

Capital Structure
NACCO's consolidated capital structure is presented below:

	SEPTEMBER 30 2025	DECEMBER 31 2024	Change
Cash and cash equivalents	$52,657	$72,833	$(20,176)
Other net tangible assets	474,440	451,962	22,478
Intangible assets, net	4,901	5,475	(574)
Net assets	531,998	530,270	1,728
Total debt	(80,162)	(99,514)	19,352
Bellaire closed mine obligations	(25,434)	(25,809)	375
Total equity	$426,402	$404,947	$21,455
Debt to total capitalization	16%	20%	(4)%

The increase in other net tangible assets at September 30, 2025 compared with December 31, 2024 was mainly the result of increases in Property, plant and equipment and tax assets. These increases were partially offset by a decrease in Trade accounts receivable during the first nine months of 2025 primarily due to the timing of payments.

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

SEGMENT RESULTS

UTILITY COAL MINING SEGMENT

FINANCIAL REVIEW
Tons of coal delivered by the Utility Coal Mining segment were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2025	2024	2025	2024
Unconsolidated operations	5,469	5,335	14,821	15,745
Consolidated operations	609	474	2,090	1,352
Total tons delivered	6,078	5,809	16,911	17,097

The results of operations for the Utility Coal Mining segment were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2025	2024	2025	2024
Revenues	$19,654	$17,706	$67,519	$48,247
Cost of sales	21,511	18,054	74,408	55,135
Gross loss	(1,857)	(348)	(6,889)	(6,888)
Earnings of unconsolidated operations(a)	14,311	13,821	40,430	37,834
Business interruption insurance recoveries	—	13,612	—	13,612
Selling, general and administrative expenses	7,317	7,014	23,070	21,984
Amortization of intangible assets	167	131	574	373
(Gain) loss on sale of assets	(17)	2	(103)	(87)
Operating profit	$4,987	$19,938	$10,000	$22,288
(a) See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of our unconsolidated subsidiaries.

Third Quarter of 2025 Compared with Third Quarter of 2024

Revenues increased 11.0% in the third quarter of 2025 compared with the third quarter of 2024 primarily due to an increase in customer requirements at MLMC. A boiler issue at the customer's Red Hills Power Plant reduced customer requirements in 2024.

The following table identifies the components of change in Operating profit for the third quarter of 2025 compared with the third quarter of 2024:

Operating Profit
2024	$19,938
Increase (decrease) from:
Business interruption insurance recoveries in 2024	(13,612)
Gross loss	(1,509)
Selling, general and administrative expenses	(303)
Amortization of intangibles	(36)
Earnings of unconsolidated operations	490
Net change on sale of assets	19
2025	$4,987

Operating profit decreased by $15.0 million in the third quarter of 2025 compared with the 2024 period. This decrease was primarily due to the absence of MLMC's business interruption insurance recoveries for the boiler issue at the Red Hills Power Plant, an increase in gross loss and higher selling, general and administrative expenses. These unfavorable changes were partially offset by an increase in earnings of unconsolidated operations.

Gross loss was unfavorable at MLMC during the third quarter of 2025 compared with the 2024 period, primarily due to a decrease in the contractual sales price per ton.

The increase in selling, general and administrative expenses was mainly the result of higher employee-related costs.

The increase in earnings of unconsolidated operations was primarily due to a higher per ton management fee at Coteau as well as an increase in customer demand and a higher per ton management fee at Falkirk.

First Nine Months of 2025 Compared with First Nine Months of 2024

Revenues increased 39.9% in the first nine months of 2025 compared with the first nine months of 2024 primarily due to an increase in customer requirements at MLMC. A boiler issue at the customer's Red Hills Power Plant reduced customer requirements in 2024.

The following table identifies the components of change in Operating profit for the first nine months of 2025 compared with the first nine months of 2024:

Operating Profit
2024	$22,288
Increase (decrease) from:
Business interruption insurance recoveries in 2024	(13,612)
Selling, general and administrative expenses	(1,086)
Amortization of intangibles	(201)
Gross loss	(1)
Earnings of unconsolidated operations	2,596
Net change on sale of assets	16
2025	$10,000

Operating profit decreased by $12.3 million in the first nine months of 2025 compared with the 2024 period. This decrease was primarily due to the absence of MLMC's business interruption insurance recoveries for the boiler issue at the Red Hills Power Plant and higher selling, general and administrative expenses. These unfavorable changes were partially offset by an increase in earnings of unconsolidated operations.

The increase in selling, general and administrative expenses was mainly the result of higher employee-related costs.

The increase in earnings of unconsolidated operations was primarily due to higher per ton management fees, mainly the result of temporary price concessions ending at Falkirk in June 2024, partially offset by lower customer demand at Coteau, Coyote and Falkirk.

CONTRACT MINING SEGMENT

FINANCIAL REVIEW
Tons delivered by the Contract Mining segment were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2025	2024	2025	2024
Total tons delivered	14,385	12,005	41,185	43,178

The results of operations for the Contract Mining segment were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2025	2024	2025	2024
Total revenues	$45,611	$32,326	$107,860	$84,729
Reimbursable costs	32,959	21,922	71,009	50,819
Revenues excluding reimbursable costs	$12,652	$10,404	$36,851	$33,910

Total revenues	$45,611	$32,326	$107,860	$84,729
Cost of sales	42,395	31,379	99,432	77,304
Gross profit	3,216	947	8,428	7,425
Earnings of unconsolidated operations(a)	1,074	1,122	3,275	3,935
Selling, general and administrative expenses	2,363	2,843	6,796	6,696
Gain on sale of assets	(2)	(300)	(2)	(302)
Operating profit (loss)	$1,929	$(474)	$4,909	$4,966
(a) See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of our unconsolidated subsidiaries.

Third Quarter of 2025 Compared with Third Quarter of 2024

Total revenues increased in the third quarter of 2025 compared with the third quarter of 2024, primarily due to an increase in reimbursable costs, which have an offsetting amount in cost of sales and have no impact on gross profit. Revenues excluding reimbursable costs increased 21.6% in the third quarter of 2025 compared with the 2024 period, mainly the result of more tons delivered due to higher customer requirements and an increase in part sales. The increase in tons delivered is partially due to an increase in planned customer outages and significant rain events in Florida during the third quarter of 2024 that did not recur in the 2025 period.

The following table identifies the components of change in Operating profit (loss) for the third quarter of 2025 compared with the third quarter of 2024:

Operating Profit (Loss)
2024	$(474)
Increase (decrease) from:
Gross profit	2,269
Selling, general and administrative expenses	480
Net change on sale of assets	(298)
Earnings of unconsolidated operations	(48)
2025	$1,929

Operating profit (loss) improved by $2.4 million in the third quarter of 2025 compared with the 2024 period. The favorable change was primarily due to an increase in gross profit and a decrease in selling, general and administrative expenses. The improvement in gross profit was mainly the result of an increase in tons delivered and improved margins at the consolidated limestone quarries. The decrease in selling, general and administrative expenses was the result of the absence of a $0.9 million charge to establish an allowance against a customer receivable.

First Nine Months of 2025 Compared with First Nine Months of 2024

Total revenues increased in the first nine months of 2025 compared with the first nine months of 2024, primarily due to an increase in reimbursable costs, which have an offsetting amount in cost of sales and have no impact on gross profit. Revenues excluding reimbursable costs increased 8.7% in the first nine months of 2025 compared with the 2024 period primarily due to an increase in part sales.
The following table identifies the components of change in Operating profit for the first nine months of 2025 compared with the first nine months of 2024:

Operating Profit
2024	$4,966
Increase (decrease) from:
Gross profit	1,003
Earnings of unconsolidated operations	(660)
Net change on sale of assets	(300)
Selling, general and administrative expenses	(100)
2025	$4,909

Operating profit in the first nine months of 2025 was comparable to the 2024 period. An increase in gross profit was largely offset by a decrease in earnings of unconsolidated operations. The improvement in gross profit was mainly the result of an increase in part sales, partially offset by a decrease in tons delivered and higher operating costs, including unexpected repairs and maintenance costs. The decrease in earnings of unconsolidated operations was primarily due to a reduction in tons delivered.

MINERALS AND ROYALTIES SEGMENT
FINANCIAL REVIEW
The following table sets forth our estimate of the number of gross and net productive wells:

	September 30, 2025		September 30, 2024
	Gross	Net	Gross	Net
Oil and Natural Gas Wells	2,406	23.5	2,128	22.8

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

Oil and natural gas prices have been historically volatile and may continue to be volatile in the future. The table below demonstrates such volatility and shows the average prices as reported by the United States Energy Information Administration for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2025	2024	2025	2024
West Texas Intermediate Average Crude Oil Price	$65.74	$76.24	$67.40	$78.50
Henry Hub Average Natural Gas Price	$3.03	$2.11	$3.45	$2.11
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

The results of operations for the Minerals and Royalties segment were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2025	2024	2025	2024
Oil and natural gas revenues	$7,516	$7,116	$22,614	$19,347
Other revenues	1,797	1,733	4,869	5,496
Total Revenues	$9,313	$8,849	$27,483	$24,843

Total Revenues	$9,313	$8,849	$27,483	$24,843
Cost of sales	1,121	1,286	4,351	4,151
Gross profit	8,192	7,563	23,132	20,692
Earnings from unconsolidated operations	1,111	213	1,916	286
Selling, general and administrative expenses	1,335	1,588	3,968	3,781
Gain on sale of assets	—	—	—	(4,512)
Operating profit	$7,968	$6,188	$21,080	$21,709

Revenues increased 5.2% and 10.6% in the third quarter and the first nine months of 2025, respectively, compared with the 2024 periods, primarily due to an increase in natural gas revenue as a result of higher natural gas prices, partially offset by a decrease in oil revenue as a result of lower oil prices.

The following table identifies the components of change in Operating profit for the third quarter of 2025 compared with the third quarter of 2024:

Operating Profit
2024	$6,188
Increase (decrease) from:
Earnings of unconsolidated operations	898
Gross profit	629
Selling, general and administrative expenses	253
2025	$7,968

Operating profit increased by $1.8 million in the third quarter of 2025 compared with the 2024 period, primarily due to improvements in earnings of unconsolidated operations and gross profit. The increase in earnings of unconsolidated operations was primarily related to an additional investment in Eiger Resources during the fourth quarter of 2024. The increase in gross profit was mainly due to higher natural gas prices.

The following table identifies the components of change in Operating profit for the first nine months of 2025 compared with the first nine months of 2024:

Operating Profit
2024	$21,709
Increase (decrease) from:
Gain on sale of assets	(4,512)
Selling, general and administrative expenses	(187)
Gross profit	2,440
Earnings of unconsolidated operations	1,630
2025	$21,080

Operating profit decreased by $0.6 million in the first nine months of 2025 compared with the 2024 period, primarily due to the absence of a $4.5 million prior year gain on sale of land. This decrease was partially offset by improvements in gross profit and earnings of unconsolidated operations. The increase in gross profit was mainly due to higher natural gas prices. The increase in earnings of unconsolidated operations was primarily related to an additional investment in Eiger Resources during the fourth quarter of 2024.

UNALLOCATED ITEMS AND ELIMINATIONS

FINANCIAL REVIEW
Unallocated Items and Eliminations were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2025	2024	2025	2024
Operating loss	$(8,107)	$(5,953)	$(21,581)	$(17,141)

The operating loss increased in the third quarter and first nine months of 2025 compared to the 2024 periods primarily due to higher employee-related costs and increased costs related to our business development projects. Employee-related costs increased primarily due to elevated medical costs and higher share based incentive compensation expense as a result of an increase in our share price during 2025.

NACCO Industries, Inc. Outlook
NACCO is a growing diversified natural resource company, strategically positioned to deliver consistent financial returns over the long term. Our businesses operate exclusively in the U.S. and provide critical inputs for electricity generation, construction and development, and the production of industrial minerals and products. Increasing demand for electricity, on-shoring and current federal policies are creating favorable macroeconomic trends within these industries. We continue to capitalize on these tailwinds, pursuing longer-term growth opportunities. Through disciplined capital allocation, operational expertise and an entrepreneurial yet cautious approach to growth, we have unique capabilities and clear competitive advantages that enable us to capture a wide range of attractive growth opportunities. Our platform is supported by multiple vectors for value creation, and we are steadfastly committed to delivering compounding returns and expanding investor value over the long term.

Our business model is purposely built for durability and resilience. Our foundation rests on a stable base of long-term coal-mining contracts, generating dependable recurring cash flows. As new long-term contracts are added each year in our other businesses, these multi-year agreements create a “layering” effect as their contributions compound. This, combined with income generated by our mineral and royalty assets, provide cash flow stability. We remain confident in our ability to deliver sound fourth-quarter 2025 operating results, with momentum building as we move into 2026.

We anticipate consolidated operating profit for the 2025 fourth-quarter to be comparable to the prior year quarter. Full-year operating profit will be lower than 2024 due in part to the 2025 second-quarter break-even results. In addition, we intend to terminate our defined benefit pension plan in the fourth quarter of 2025. Although the plan is currently over funded, a significant non-cash settlement charge is anticipated upon termination. The pension settlement charge and lower operating profit are expected to lead to a substantial year-over-year decrease in net income and EBITDA compared with the 2024 fourth quarter and full year. We expect meaningful year-over-year improvements in both operating profit and net income in 2026.

Our Utility Coal Mining segment, operated by North American Coal, constitutes the foundation of our business, anchored by our long-term mining contracts. We anticipate steady customer demand for the remainder of 2025 and in 2026 at the unconsolidated mining operations. At MLMC, fourth-quarter 2025 results are expected to improve over 2024 due to operational efficiencies. However, this improvement is not expected to offset the effect of the reduction in the 2025 contractually determined per ton sales price, causing MLMC's and the Utility Coal Mining segment's 2025 full-year results to decline compared with 2024. Looking ahead, we expect improving profitability for this segment in 2026, driven by anticipated improvements at MLMC in both sales price and cost per ton delivered, particularly if the customer's power plant is able to operate more consistently.

The Contract Mining segment, operated by North American Mining, represents our mining growth platform. Our expanding pipeline of potential deals and continued engagement with customers position this segment as a key pillar for future growth. Through ongoing geographic and mineral expansion, we are building a growing portfolio of long-term contracts. As an example, North American Mining executed a multi-year contract in October 2025 to provide dragline services as part of a project to construct an embankment dam in Palm Beach County, Florida. This project should be accretive to earnings beginning in the second quarter of 2026.

Sawtooth, a North American Mining subsidiary, is the exclusive provider of comprehensive mining services at Thacker Pass, which is owned by a joint venture between Lithium Americas Corp. (TSX: LAC) (NYSE: LAC) and General Motors Holdings LLC. The U.S. Department of Energy also holds warrants to purchase five percent non-voting, non-transferable equity in this joint venture. Sawtooth will supply all of the lithium-bearing ore requirements for our customer's Thacker Pass lithium processing facility, which is currently under construction. This project is currently providing stable income during the construction phase and will contribute enhanced income and long-term cash flows once lithium production commences. Phase 1 lithium production is estimated to begin in late 2027.

While overall customer demand within the Contract Mining segment is expected to increase year-over-year, profitability improvements in the 2025 fourth quarter are expected to be driven by operational efficiencies partly offset by elevated operating expenses. Momentum from the strong full-year 2025 results and operational efficiencies is expected to accelerate in 2026. These factors, combined with earnings from the new contract signed in October 2025 are expected to lead to a significant increase in year-over-year results.

The Minerals and Royalties segment, led by Catapult, has constructed a high-quality, diversified portfolio of oil and gas mineral and royalty interests in the United States. The Catapult team is expanding its portfolio by leveraging a data-driven approach to capital deployment that incorporates a longer-term view of production and development. We believe this provides a competitive advantage in the U.S. market.

Minerals and Royalties' operating profit and Segment Adjusted EBITDA for the 2025 fourth quarter are expected to decrease compared with 2024 primarily driven by current market expectations for natural gas and oil prices, as well as development and production assumptions on currently owned reserves. While fourth-quarter 2025 results are projected to decline, full-year operating profit is expected to increase over 2024, excluding the $4.5 million gain on sale recognized in the 2024 second quarter. This increase is due in part to recent investments made by Catapult.

In July 2025, Catapult completed a $4.2 million acquisition of mineral interests within the Midland Basin. The acquisition includes a mix of producing wells, as well as additional upside opportunities through future development with existing operators in the area. This segment also has an investment in a company that holds non-operated working interests in oil and natural gas assets. While these investments are expected to contribute to 2026 profits, reductions in earnings from legacy assets are expected to mostly offset these improvements resulting in a modest operating profit increase compared with 2025.

Mitigation Resources provides stream and wetland mitigation solutions, as well as comprehensive reclamation and restoration construction services. Mitigation Resources has a strong reputation and clear competitive strengths, which are supporting continued expansion into new markets. This business, while currently variable in performance due to permit and project timing, is expected to achieve a key milestone in profitability in 2026 and move toward more consistent results over time as the business expands.

We continue to invest in our businesses to drive future growth. Based on the current project pipeline, we anticipate capital expenditures of approximately $44 million in the remainder of 2025, and up to $70 million in 2026, with the majority earmarked for future business development — the kind of prudent reinvestment that is expected to generate significant long-term value creation. As we begin to harvest returns from prior investments, we project a substantial improvement in full-year 2025 cash provided by operations. This improvement is expected to be offset by anticipated capital investments, resulting in a lower use of cash before financing compared with 2024. In 2026, we expect a use of cash before financing comparable to 2025.

Our conservative approach to maintaining a strong capital structure and operating discipline minimizes risk, while the compounding effect of a growing portfolio of long-term contracts and deliberate growth investments create a robust foundation for cash flow growth. With a perspective that spans decades, we are methodically building a strong, stable business that is expected to deliver annuity-like returns. This long-term view allows us to leverage our core skills for strategic, measured expansion and pursue opportunities with longer-term horizons and higher returns, that others with shorter time horizons might overlook. Our commitment is to generate increasing cash flows and return value to stockholders, whether through reinvestment for growth or direct returns such as share repurchases and payment of dividends. We remain confident in our ability to drive growth, expand our capabilities and reward shareholders over the long run.

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
Changes in internal control over financial reporting: During the third quarter of 2025, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
    None.

Item 1A    Risk Factors
During the quarter ended September 30, 2025, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
Month #1 (July 1 to 31, 2025)	—	$—	—	$7,846,258
Month #2 (August 1 to 31, 2025)	—	$—	—	$7,846,258
Month #3 (September 1 to 30, 2025)	—	$—	—	$7,846,258
Total	—	$—	—	$7,846,258

(1)    During 2023, our Board of Directors approved a stock repurchase program providing for the purchase of up to $20.0 million of our outstanding Class A Common Stock through December 31, 2025. See Note 4 to the Unaudited Condensed Consolidated Financial Statements for further discussion of our stock repurchase program.

Item 3    Defaults Upon Senior Securities
    None.

Item 4    Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 filed with this Quarterly Report on Form 10-Q for the period ended September 30, 2025.

Item 5    Other Information
During the third quarter of 2025, none of our directors or executive officers adopted or terminated a Rule 10b5-1
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

NACCO Industries, Inc. (Registrant)
Date:	November 5, 2025	/s/ Elizabeth I. Loveman
Elizabeth I. Loveman
Senior Vice President and Controller (principal financial and accounting officer)