Form 10-K
period 2025-12-31
NACCO INDUSTRIES INC
filed 2026-03-04
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 1-9172
NACCO INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware			34-1505819
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

22901 Millcreek Blvd,		Suite 600
Cleveland,	Ohio		44122
(Address of principal executive offices)			(Zip Code)
Registrant's telephone number, including area code: (440) 229-5151
Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $1 par value per share	NC	New York Stock Exchange
Class A Common Stock, $1 par value per share	NC	NYSE Texas
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

Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates as of June 30, 2025 (the last business day of the registrant's most recently completed second fiscal quarter): $118,562,800
Number of shares of Class A Common Stock outstanding at February 27, 2026: 5,971,635
Number of shares of Class B Common Stock outstanding at February 27, 2026: 1,562,953
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2026 annual meeting of stockholders are incorporated herein by reference in Part III of this Form 10-K.

NACCO INDUSTRIES, INC.

PART I
Item 1. BUSINESS
General
NACCO Industries, Inc.® (NACCO) and its wholly owned subsidiary, NACCO Natural Resources Corporation® (NACCO Natural Resources, and with NACCO collectively, the Company, we, our or us), bring natural resources to life by delivering aggregates, minerals, reliable fuels and environmental solutions through our robust portfolio of businesses. We operate under three reportable business segments: Utility Coal Mining, Contract Mining and Minerals and Royalties. The Utility Coal Mining segment, operated by North American Coal®, manages surface coal mines that are exclusive, long-term fuel providers for power generation companies. The Contract Mining segment, operated by North American Mining®, is a leading provider of a broad range of specialized, long-term contract mining services. The Minerals and Royalties segment, which includes the Catapult Mineral Partners® (Catapult) business, acquires and promotes the development of mineral and royalty interests and other related investments.

In addition to the reportable segments discussed above, we also operate other businesses that are not currently reported as separate segments. These businesses complement our existing operations and support our long-term growth strategic objectives. Mitigation Resources of North America® (Mitigation Resources) provides natural resource restoration and reclamation services that include stream and wetland mitigation solutions. ReGen Resources is pursuing opportunities to develop new power generation resources.

We also have items not directly attributable to an operating segment. These items primarily include administrative costs related to public company reporting requirements, including management and board compensation, the financial results of developing businesses and Bellaire Corporation (Bellaire). Bellaire manages long-term liabilities related to former Eastern U.S. underground mining activities.

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

Business Strategy
NACCO is a growing diversified natural resource company, strategically positioned to deliver stable financial returns over the long term. Our businesses operate exclusively in the U.S. and provide critical inputs for electricity generation, construction and development, and the production of industrial minerals and products. Increasing demand for electricity, on-shoring and current federal policies are creating favorable macroeconomic trends within these industries. We continue to capitalize on these tailwinds, pursuing longer-term growth opportunities. Through our proven operational expertise, disciplined capital allocation, and an entrepreneurial yet patient approach to growth, we have methodically built unique capabilities and clear competitive advantages that enable us to capture a wide range of attractive growth opportunities. Our platform is supported by multiple vectors for value creation, and we are steadfastly committed to delivering compounding returns and expanding investor value over the long term.

Our business model is purposely built for durability and resilience. Our foundation rests on a stable base of long-term coal-mining contracts which, when combined with income generated by our mineral and royalty assets, provide dependable recurring cash flows. As new long-term contracts and investments are added each year in our other businesses, these multi-year agreements create a “layering” effect as their contributions compound. Each year’s new contracts and investments add to those of prior years, delivering increasingly predictable cash flows and annuity-like returns.

Our competitive advantages include decades of operational expertise in complex mining operations, long-standing customer relationships with industry leaders, exclusive dealership rights for MTECK draglines in 48 U.S. states and a proven ability to structure long term contracts that align incentives and deliver value to both NACCO and our customers. We also maintain a conservative capital structure that provides flexibility to pursue opportunities while maintaining financial stability.

Our Utility Coal Mining segment, anchored by our long-term mining contracts and fee-based models that provide predictable cash flows and eliminate exposure to commodity prices, provides a solid foundation of our business. We believe the increasing demand for 24/7 electricity, driven by data centers, on-shoring of manufacturing and general economic growth, combined with the current political environment, is fundamentally changing the sentiment surrounding fossil fuel-based power generation and provides stability the Utility Coal Mining business. These developments are improving industry-related regulations and reinforcing coal's role as an essential part of the reliable, baseload energy mix in the United States for the foreseeable future. We remain focused on managing coal production costs and maximizing efficiencies and operating capacity at mine locations to help customers with management fee contracts be more competitive. These activities benefit both customers and our Utility Coal Mining segment, as fuel cost is a significant driver for power plant dispatch. Increased power plant dispatch results in increased demand for coal by the Utility Coal Mining segment's customers.

The Contract Mining segment represents our mining growth platform. We have long-term relationships and contracts with several of the top ten U.S. aggregates producers. Our expanding pipeline of potential mining contracts and continued engagement with customers position this segment as a key pillar for future growth. Through ongoing geographic and mineral expansion, we are building a growing portfolio of long-term contracts. New contracts and contract extensions are central to the business' organic growth strategy, with each new contract expected to contribute operating profit and EBITDA through multi-year terms that can span a decade or more. The goal is to continue Contract Mining's ongoing expansion as a leading provider of contract mining services for a variety of customers. The segment’s strong momentum is evident through recent contract wins, including a multi-year dragline services contract for a U.S. Army Corps of Engineers construction project in Palm Beach County, Florida, which showcases our ability to expand into large scale infrastructure projects while highlighting the competitive advantage of our new electric drive MTECK draglines.

The Minerals and Royalties segment is another solid foundation of our business. It has constructed a high-quality, diversified portfolio of oil and gas mineral and royalty interests with recurring cash flows. As an owner of mineral and royalty interests, we are entitled to a portion of the revenues received from the sale of oil, natural gas and associated natural gas liquids. The current portfolio of well-positioned assets is expected to continue to deliver solid financial results. We seek to diversify our investment and operational risk through participation in oil and gas wells with multiple operators across multiple basins. Catapult's portfolio of oil and gas mineral and royalty interests provides steady, recurring cash flows, with strategic positions in premier basins, primarily in the Permian Basin, the Haynesville Shale basin and the Appalachian basin. We also maintain equity investments in a private company that holds operated and non-operated working interests in oil and natural gas assets in the Kansas and the Oklahoma portion of the Hugoton basin.

Mitigation Resources provides natural resource restoration and reclamation services that include stream and wetland mitigation solutions. Mitigation Resources is successfully leveraging its strong reputation and clear competitive strengths to expand into additional mitigation, restoration and reclamation markets. Mitigation Resources is expected to deliver increasing profitability over time from the sale of mitigation credits and as reclamation and restoration services expand. We expect the reclamation and restoration business to generate increasing profits as this part of the business grows. The timing of profits from the mitigation solutions part of the business is inherently more variable as project credits only become available for sale once certain permit criteria are met. During 2025, Mitigation Resources operated in Alabama, Florida, Georgia, Kentucky, Mississippi, Pennsylvania, Tennessee, Texas and Virginia.

NACCO established ReGen Resources to address the rapidly increasing demand for power generation in the United States. Current projects in development include solar arrays, solar-gas hybrid projects, thermal generation and carbon capture primarily on reclaimed mining properties in Louisiana, Mississippi, Ohio, Pennsylvania and Texas. ReGen develops energy infrastructure projects directly as well as through joint ventures. Our investments in solar projects are dependent, in part, on federal tax incentives to preserve economic value. We believe all current solar projects have been safe harbored in order to preserve tax credit eligibility.

We believe our businesses have competitive advantages that provide value to customers, and the continuing investment in our businesses can create long-term value for stockholders. We have strategically leveraged our core mining and natural resource management skills to build a robust portfolio of affiliated businesses, and opportunities for additional growth remain strong. New contracts, acquisitions of additional mineral interests, improvements in industry-related regulations, and the development of other business opportunities should be accretive to our longer-term outlook.

NACCO is committed to maintaining a conservative capital structure as it continues to grow and diversify, while avoiding unnecessary risk. We believe strategic diversification will generate cash that can be re-invested at attractive returns to strengthen and grow our businesses. We also continue to maintain the highest levels of customer service and operational excellence.

Business Developments
During 2025, the Contract Mining segment executed a multi-year dragline services contract for a U.S. Army Corps of Engineers construction project in Palm Beach County, Florida. This project should be accretive to earnings beginning in the second quarter of 2026.

During 2025 and 2024, the Contract Mining segment amended and extended existing limestone contracts with multiple customers and expanded the scope of work with several other customers. See Item 2. Properties on page 38 in this Form 10-K for a list of the Contract Mining segment's locations and customers.

During 2025 and 2024, the Minerals and Royalties segment invested $15.0 million and $16.6 million, respectively, in Eiger Resources, which holds operated and non-operated working interests in oil and natural gas assets in the Kansas and the Oklahoma portion of the Hugoton basin. See Note 1 to the Consolidated Financial Statements in this Form 10-K for further information on Eiger Resources.

During 2025, the Minerals and Royalties segment completed $4.6 million in acquisitions of mineral interests, primarily within the Midland Basin. The acquisition includes a mix of producing wells, as well as additional upside opportunities through future development with existing operators in the area.

During 2025, we terminated NACCO's Combined Defined Benefit Plan (Combined Plan) and settled all future obligations by transferring the remaining benefit obligations to a third-party insurance company. Although the plan was over funded, we recognized a $7.8 million non-cash Pension settlement charge. See Note 1 and Note 14 to the Consolidated Financial Statements in this Form 10-K for further information on the Combined Plan.

Operations

Utility Coal Mining Segment
The Utility Coal Mining segment operates surface coal mines under exclusive, long-term contracts to supply 100% of the fuel requirements for adjacent power plants and a synfuels plant. Each mine is fully integrated with the operation of these facilities.

As of December 31, 2025, the Utility Coal Mining segment's operating coal mines were: The Coteau Properties Company (Coteau), Coyote Creek Mining Company, LLC (Coyote Creek), The Falkirk Mining Company (Falkirk) and Mississippi Lignite Mining Company (MLMC). Coteau, Falkirk and Coyote Creek are in North Dakota and MLMC is in Mississippi. Each of these mines produce lignite coal. While MLMC’s coal supply contract contains a take or pay provision, all other coal supply contracts are requirements contracts. Certain coal supply contracts can be terminated early, which would result in a reduction to future earnings.

The MLMC contract is the only coal supply contract in which we are responsible for all operating costs, capital requirements and final mine reclamation; therefore, MLMC is consolidated within our financial statements. MLMC sells coal to its customer at a contractually agreed-upon price which adjusts monthly, primarily based on changes in the level of established indices which reflect general U.S. inflation rates and includes adjustments for coal quality and certain reimbursable costs. Profitability at MLMC is affected by customer demand for coal, changes in the contractually determined sales price and actual costs incurred. MLMC's customer operates the Red Hills Power Plant, which supplies electricity to the Tennessee Valley Authority (TVA) under a long-term power purchase agreement. MLMC’s contract with its customer runs through April 1, 2032. Current mine area reserves are sufficient to meet contractual requirements through the 2032 contract term. TVA’s power portfolio includes coal, nuclear, hydroelectric, natural gas and renewables. The decision regarding which power plants to dispatch is determined by TVA. As a significant portion of MLMC’s costs are fixed, reduction in dispatch and/or reduced mechanical availability of the Red Hills Power Plant can materially reduce operating results at MLMC. Conversely, periods of higher dispatch can improve results. The Red Hills Power Plant operated below full capacity and experienced periods of reduced mechanical availability during 2024 and 2025. These factors increased per ton operating costs which adversely affected operating results in both 2024 and 2025.

In December 2023, MLMC received notice from its customer related to a boiler issue at the Red Hills Power Plant. While this issue has been resolved, it resulted in a reduction in customer demand which had a significant impact on our results of operations during 2024. We recognized income of $13.6 million in 2024 related to business interruption insurance recoveries that partially offset losses as a result of the boiler outage. In February 2026, MLMC received notice from its customer that the Red Hills Power Plant experienced an unplanned outage, which is expected to lead to reduced demand and an anticipated operating loss for MLMC during 2026.

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

At Coteau, Coyote Creek and Falkirk, we are paid a management fee per ton of coal or heating unit (MMBtu) delivered. Each contract specifies the indices and mechanics by which fees change over time, generally in line with broad measures of U.S. inflation. Our customers are responsible for funding all mine operating costs, including final mine reclamation, and directly or indirectly providing all of the capital required to build and operate the mine. This contract structure eliminates exposure to spot coal market price fluctuations while providing predictable income and cash flow with minimal capital investment. Other than at Coyote Creek, debt financing provided by or supported by the customers is without recourse to us. See Note 16 to the Consolidated Financial Statements in this Form 10-K for further discussion of Coyote Creek's guarantees.

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

See Item 2. Properties on page 25 in this Form 10-K for discussion of the Utility Coal Mining segment's mineral resources and mineral reserves.

Contract Mining Segment
The Contract Mining segment provides value-added contract mining and other services for producers of industrial minerals and products. The segment is a platform for our growth and diversification of mining activities outside of the thermal coal industry. Contract Mining provides contract mining services for independently owned mines and quarries, creating value for our customers by performing the mining aspects of our customers’ operations. This allows customers to focus on their areas of expertise: materials handling and processing, product sales and distribution. As of December 31, 2025, the Contract Mining segment operates at quarries in Florida, Arkansas and Nebraska and is expected to begin operations at a quarry in Arizona during the first half of 2026. Beginning in 2026, the Contract Mining segment will also provide dragline services as part of a U.S. Army Corps of Engineers construction project in Palm Beach County, Florida.

In addition, Contract Mining's subsidiary, Sawtooth Mining (Sawtooth), is the exclusive provider of comprehensive mining services for the Thacker Pass lithium project in Humboldt County, Nevada. Thacker Pass is owned by a joint venture between Lithium Americas Corp. (TSX:LAC) (NYSE: LAC) and General Motors Holdings LLC. The U.S. Department of Energy holds warrants to purchase five percent non-voting, non-transferable equity in this joint venture. Thacker Pass is targeting initial lithium production in late 2027. The contract requires reimbursement for costs of mining, capital expenditures and mine closure. Sawtooth will recognize a contractually agreed upon production fee once the mine is operating. In addition to providing comprehensive mining services, Sawtooth is currently assisting with certain construction services and will transport clay tailings once lithium production commences.

See Item 2. Properties on page 38 in this Form 10-K for a list of the Contract Mining segment's locations and customers.

Minerals and Royalties Segment
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

•Royalty Interest. Royalty interests generally result when the owner of a mineral interest leases the underlying minerals to an exploration and production company pursuant to an oil and gas lease. Typically, the resulting royalty interest is a cost-free percentage of production revenues for minerals extracted from the acreage. A holder of royalty interests is generally not responsible for capital expenditures or lease operating expenses, but royalty interests may be calculated net of post-production expenses. Royalty interests leased to producers expire upon the expiration of the oil and gas lease and revert to the mineral owner.
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

During 2025 and 2024, the Minerals and Royalties segment invested $15.0 million and $16.6 million, respectively, in Eiger Resources, which holds operated and non-operated working interests in oil and natural gas assets in the Kansas and the Oklahoma portion of the Hugoton basin. Eiger Resources meets the definition of a VIE. NACCO is not the primary beneficiary of the VIE as it does not exercise financial control; therefore, we do not consolidate the results of these operations within our financial statements. Instead, this investment is accounted for under the equity method. Our investment is reported on the line Equity method investment in Eiger Resources in the Consolidated Balance Sheets. Due to the timing and availability of financial information, earnings or losses from this investment are recorded on a one quarter lag. See Note 1 to the Consolidated Financial Statements in this Form 10-K for further information on Eiger Resources.

Excluding the Eiger Resources investment described above, total consideration for the acquisitions of mineral and royalty interests was $4.6 million and $0.7 million, in 2025 and 2024, respectively. The 2025 acquisitions included 10.5 thousand gross acres and 0.4 thousand net royalty acres. The 2024 acquisitions include 13.7 thousand gross acres and 0.6 thousand net royalty acres.

The Minerals and Royalties segment also manages legacy royalty and mineral interests located in Ohio (Utica and Marcellus shale natural gas), Louisiana (Haynesville shale and Cotton Valley formation natural gas), Texas (Cotton Valley and Austin Chalk formation natural gas), Mississippi (coal), Pennsylvania (coal, coalbed methane and Marcellus shale natural gas), Alabama (coal, coalbed methane and natural gas) and North Dakota (coal, oil and natural gas). The majority of our legacy reserves were acquired as part of our historical coal mining operations.

Total oil and gas mineral and royalty interests include approximately 208.0 thousand gross acres and 64.4 thousand net royalty acres at December 31, 2025. Net royalty acres are calculated based on our ownership and royalty rate, normalized to a standard 1/8th royalty lease, and assumes a 1/4th royalty rate for unleased acres.

See Item 2. Properties on page 40 in this Form 10-K for discussion of the Mineral and Royalties segment's proved reserves.

Customers
The principal customers of the Utility Coal Mining segment are electric utilities and an independent power provider.

The principal customers of the Contract Mining segment are limestone producers and to a lesser extent, construction firms and sand and gravel producers. In addition, the Contract Mining segment will serve as exclusive contract miner for the Thacker Pass lithium project in northern Nevada.

The Minerals and Royalties segment generates income primarily from royalty-based lease payments from oil, gas and to a lesser extent, coal producers. The pricing of oil, gas and coal sales is primarily determined by supply and demand in the marketplace and can fluctuate considerably. As a mineral owner, we have limited access to timely information, involvement, and operational control over the volumes of oil, gas and coal produced and sold and the terms and conditions, including price, on which such volumes are marketed and sold.

In both 2025 and 2024, three customers accounted for 10% or more of consolidated revenue. The following represents the revenue attributable to each of these entities as a percentage of consolidated revenue for those years:

	Percentage of Consolidated Revenues
Segment	2025	2024
Utility Coal Mining customer	31%	29%
Contract Mining customer	25%	24%
Contract Mining customer	10%	11%

The loss of any of these customers could have a material adverse effect on the results of operations attributable to the applicable segment and on our consolidated results of operations.

Based on industry information, we believe we were one of the ten largest coal producers in the U.S. in 2025 and 2024.

Based on industry information, we believe that we were the largest dragline operator in the U.S. in 2025 and 2024.

Competition
Coteau, Coyote Creek, Falkirk and MLMC each have only one customer. Our coal mines are directly adjacent to our customer’s property, with economical delivery methods that include conveyor belt delivery systems linked to the customer’s facilities or short-haul rail systems. All of the mines in the Utility Coal Mining segment are the most economical suppliers to each of their respective customers as a result of transportation advantages over competitors. In addition, the customers' facilities were specifically designed to use the coal.

The coal industry competes with other sources of energy, particularly oil, gas, hydro-electric power and nuclear power, and, to a lesser extent, wind and solar. Natural gas-fired power plants have the most potential to displace coal-fired electric baseload power generation in the near term. Fluctuations in natural gas prices and the availability of renewable energy sources can contribute to changes in power plant dispatch and customer demand for coal. Among the factors that affect competition are the price and availability of oil and natural gas, our customers' dispatch decisions, the time and expenditures required to develop energy sources, the cost of transportation, the cost of compliance with governmental regulations and the impact of federal and state energy policies. The ability of the Utility Coal Mining segment to maintain comparable levels of coal production at existing facilities and develop our reserves will depend upon the interaction of these factors.

The Contract Mining segment faces competition from producers of aggregates, lithium or other minerals that choose to self-perform mining operations and from other mining companies.

In the Minerals and Royalties segment, the oil and gas industry is intensely competitive; we primarily compete with companies and investors for the acquisition of oil and gas properties, some of which have greater resources and may be able to pay more for productive oil and natural gas properties or to define, evaluate, bid for and purchase a greater number of properties than our financial resources permit. Additionally, many of the Minerals and Royalties segment's competitors are, or are affiliated with, operators that engage in the exploration and production of their oil and gas properties, which allows them to acquire larger assets that include operated properties. Larger or more integrated competitors may be able to absorb the burden of existing, and any changes to, federal, state and local laws and regulations more easily than we can, which would adversely affect our competitive position. The integrated competitors may also have a better understanding of when minerals they acquire will be developed, as they are often the developer. The Minerals and Royalties segment’s ability to acquire additional properties in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Further, oil and natural gas compete with other forms of energy available to customers, primarily based on price. Changes in the availability or price of oil and natural gas or other forms of energy, as well as business conditions, conservation, legislation, regulations, and the ability to convert to alternate fuels and other forms of energy may affect the demand for oil and natural gas.

At Mitigation Resources, there are significant barriers to entry and the market is highly regulated; however, the markets we serve are highly fragmented and we compete with a number of regional companies. Some of these companies may have greater financial and other resources, while others may be smaller and more specialized and may concentrate their resources on specific areas of expertise. Our results are also affected by the number of competitors in a market, the demand for services in a particular market, the pricing practices of competitors and the entry of new competitors in a market.

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

The Contract Mining segment extracts a significant amount of the annual limestone produced in Florida. The Florida construction industry can be affected by the cyclicality of the economy, seasonal weather conditions and significant weather events, all of which can result in variations in demand for aggregates.

In the Minerals and Royalties segment, oil and natural gas wells have high initial production rates and follow a natural decline before settling into relatively stable, long-term production. Decline rates can vary due to factors like well depth, well length, geology, formation pressure and facility design. In addition to the natural production decline curve, royalty income can fluctuate favorably or unfavorably in response to a number of factors outside of our control, including the number of wells being operated by third parties, fluctuations in commodity prices (primarily oil and natural gas), fluctuations in production rates associated with operator decisions, regulatory risks, our lessees' willingness and ability to incur well-development and other operating costs and changes in the availability and continuing development of infrastructure.

Weather conditions affect the demand for, and prices of, natural gas and can also delay drilling activities. Demand for natural gas is typically higher during the winter, resulting in higher natural gas prices during the first and fourth quarters. Seasonal weather conditions can limit drilling and producing activities and other oil and natural gas operations. Due to these seasonal fluctuations, the Minerals and Royalties segment's results of operations for individual quarterly periods may not be indicative of the results that may be realized on an annual basis.

Human Capital
As of December 31, 2025, we had approximately 1,700 employees, including approximately 1,100 employees at our unconsolidated mining operations. None of our employees are represented by a collective bargaining agreement. NACCO believes we have good relations with our employees.

Market-Based Compensation: We believe our employees are critical to our success and we invest in our employees by offering a market-based competitive total rewards package that includes a combination of salaries and wages and a benefits package that promotes employee well-being across all aspects of their lives. We offer a 100% 401(k) matching contribution up to 5% of compensation, which is immediately vested. We automatically enroll new employees in our 401(k) plan at a 5% deferral rate, and in 2024, we implemented a program to re-enroll current employees who were not deferring at least 5%. Additionally, NACCO offers a generous profit-sharing contribution for all of our full-time and part-time employees. We provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location. Benefits offered to employees include:

•Medical, dental and vision benefits for employees, spouses and dependents;
•Flexible spending accounts for both healthcare and dependent care;
•Health savings accounts and health reimbursement accounts, certain of which receive company contributions;
•Paid vacation and holidays;
•Parental leave;
•Short-term and long-term disability benefits;
•Wellness incentives and programs for employees;

•Life and AD&D insurance benefits;
•Identity protection benefits;
•Charitable donation matches; and
•Employee assistance program.

Employee Development: We know that our people are our greatest asset and we recognize that our culture and success is strengthened when employees are respected, motivated and engaged. We work to match employees with assignments that capitalize on the skills, talents and potential of each employee, and we provide opportunities for professional growth. NACCO believes training is a critical component of employee well-being and growth. Training ranges from equipment-specific task training and enhanced safety procedures to strategic leadership and management training, ethics training and role-specific training. Employees are encouraged to pursue continued professional development, skills training and other educational opportunities. Qualified employees are eligible to participate in a tuition reimbursement program to advance their formal education. Internships are also available across our family of companies. We believe in hiring, engaging, developing and promoting people who are fully able to meet the demands of each position, regardless of race, color, religion, gender, sexual orientation, gender identity, national origin, age, veteran status or disability.

Safety: Employee safety in the workplace is one of our core values. We are committed to strict compliance with applicable laws and regulations regarding workplace safety and provide on-going safety training, education and communication. Safety performance is monitored through physical observations from both internal and external parties and through the reporting of key metrics. Our mining operations are regulated by the U.S. Mine Safety and Health Administration and non-mining operations are regulated by the U.S. Occupational Safety and Health Administration.

During 2025, an incident at a quarry in Florida resulted in two employee fatalities. The event is currently under investigation by the U.S. Mine Safety and Health Administration. In the aftermath of this incident, we are reviewing ways to further strengthen our safety guidelines and reinforce our safety expectations across the organization. Our employees are the nucleus of NACCO’s success, and their safety will always come before all else. We maintain insurance with respect to operating the dragline involved in this incident and related liabilities (which are subject to deductibles) and believe that our insurance coverage will be adequate to cover any liabilities.

Our operations have safety personnel who train employees in safe work practices, review safety-related incidents and recommend improvements when appropriate. Hazards in the workplace are actively identified and management tracks incidents so remedial actions can be taken to improve workplace safety. As part of our efforts to continuously improve our safety programs, NACCO’s safety professionals from across the organization meet regularly to share ideas and best practices. We believe communication related to safety incidents, near misses and protocols is essential to continuously developing and maintaining robust safety practices. This communication also enables the identification and correction of operational practices that might impair employee safety or health. Every employee is responsible and accountable for safety performance.

Company Ethics: We have processes in place for compliance with our Code of Corporate Conduct, Insider Trading Policy and Anti-Corruption Policy. All of our Directors and employees annually complete certifications to comply with our Code of Corporate Conduct. In addition, all of our employees are required to complete annual Code of Corporate Conduct training. The Code of Corporate Conduct, Insider Trading Policy and Anti-Corruption Policy require employees to comply with applicable laws and regulations, maintain high ethical standards and report situations of actual or potential noncompliance. The Company believes the code and these policies represent sound practices and provide a strong framework for the conduct of our Board and employees. All NACCO personnel are required to report without delay any conduct which they believe to be illegal or a violation of our policies. The identity of any NACCO personnel making such a report is kept in strict confidence except as required by law, and we utilize a third-party hotline to ensure reports can be generated anonymously. Retaliation in any form against an individual who exercises their right to make a complaint in good faith is strictly prohibited.

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

Available Information
We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports available through our website, www.nacco.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). The content of our website is not incorporated by reference into this Form 10-K or in any other report or document filed with the SEC, and any reference to our website is intended to be an inactive textual reference only. The SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC.

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

Government Regulation and Environmental Matters
Operations on our properties, projects and mineral interests must be conducted in compliance with all applicable federal, state and local laws and regulations. These laws and regulations include matters involving the discharge of materials into the environment, employee health and safety, permits and other licensing requirements, reclamation and restoration of properties, management of materials, air quality, water quality, limitations on land use as well as the protection of wetlands, plant and wildlife. These laws and regulations, which are extensive and subject to change, could have a significant effect on our production costs and our competitive position. While it is not possible to quantify the costs of compliance with all applicable federal, state and local laws and regulations, those costs could be significant.

Future legislation, regulations or orders, as well as future interpretations and more rigorous enforcement of existing laws, regulations or orders, may result in substantial increases in equipment and operating costs and delays, interruptions, or a termination of operations, the likelihood or extent of which we cannot predict. We intend to continue to comply with regulatory requirements as they evolve by timely implementing necessary modifications and/or operating procedures.

The following is a summary of the more significant existing government regulations and environmental matters to which we or our customers'/lessees' business operations are subject and for which compliance may have a material adverse effect on our business, results of operations and financial condition. For additional information regarding our material risks, please refer to Item 1A - Risk Factors on page 15.

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

Environmental Laws
Our operations are subject to various federal environmental laws, as amended, including:
•the Surface Mining Control and Reclamation Act of 1977 (SMCRA);
•the Clean Air Act, including amendments to that act in 1990 (CAA);
•the Clean Water Act of 1972 (CWA);
•the Resource Conservation and Recovery Act (RCRA);
•the National Environmental Policy Act of 1970 (NEPA); and
•the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).

In addition to these federal environmental laws, various states have enacted environmental laws that provide for higher levels of environmental compliance than similar federal laws. These state environmental laws require reporting, permitting and/or approval of many aspects of operations. We have ongoing training, compliance and permitting programs to ensure compliance with such environmental laws. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly pollution control or waste handling, storage, transport, disposal or cleanup requirements could materially adversely affect our business.

Surface Mining Control and Reclamation Act (SMCRA)
SMCRA establishes mining, environmental protection and reclamation standards for all aspects of surface coal mining operations. SMCRA stipulates compliance with many other major environmental programs. Where state regulatory agencies have adopted federal mining programs under SMCRA, the state becomes the primary regulatory authority.

Coal mine operators must obtain SMCRA permits and permit renewals for coal mining operations from the applicable regulatory agency. These SMCRA permit provisions include requirements for coal prospecting, mine plan development, topsoil removal, storage and replacement, selective handling of overburden materials, mine pit backfilling and grading, protection of the hydrologic balance, surface drainage control, mine drainage, mine discharge control and treatment and revegetation. Although mining permits have stated expiration dates, SMCRA provides for a right of successive renewal. The cost of obtaining surface mining permits can vary widely depending on the quantity and type of information that must be provided to obtain the permits.

SMCRA establishes operational, reclamation and closure standards for surface coal mines. We accrue for the costs of final mine closure, including the cost of treating mine water discharges, at mines where our businesses hold the mining permit. While these obligations are largely unfunded, they can require securitization through bonding, with the exception of the final mine closure costs for the Coyote Creek Mine, which are being funded by the customers throughout the production stage.

Clean Air Act (CAA) and Air Emissions
The process of burning coal and drilling for oil and natural gas can cause many compounds and impurities to be released into the air, including sulfur dioxide, nitrogen oxides, methane, mercury, particulates and other matter. Federal and state laws that extensively regulate the emissions of materials into the air affect our operations both directly and indirectly. Direct impacts on operations can occur through permitting requirements and/or emission control requirements relating to air contaminants, especially particulate matter. Indirect impacts on operations can occur through regulation of the air emissions of sulfur dioxide, nitrogen oxides, methane, mercury, particulate matter and other compounds.

Greenhouse Gas (GHG) Emissions and the Mercury and Air Toxics Standards (MATS)
In May 2024, the Environmental Protection Agency (EPA) published the final rules for GHG emissions and MATS in the Federal Register. The GHG standards are based on technologies such as carbon capture and sequestration/storage and natural gas co-firing. The compliance deadline for existing coal-fired, steam generating electric generating units (EGUs) planning to install carbon capture and sequestration/storage technology has been extended to January 1, 2032 for plants that intend to operate beyond 2039. If a coal-fired plant intends to close prior to 2032, no controls will be required and if a plant plans to close between 2032 and 2039, they must begin co-firing with natural gas by January 1, 2030. The MATS rules finalize changes for the filterable particulate matter surrogate emission standard for non-mercury metal hazardous air pollutants for existing coal-fired EGUs, the filterable particulate matter emission standard compliance demonstration requirements and the mercury emission standard for lignite-fired EGUs.

In 2023, the EPA issued its methane rules that establish new source and first-time existing source standards of performance for GHG and volatile organic compound emissions for crude oil and natural gas well sites, natural gas gathering and boosting compressor stations, natural gas processing plants, and transmission and storage facilities. The EPA also finalized a Waste Emissions Charge implementation rule in November 2024; however, the Congressional Review Act was used to disapprove EPA’s implementation rule in March 2025. As a result, no methane emission fees are being assessed or collected. In November 2025, the EPA announced a final rule to extend several compliance deadlines for the oil and gas industry.

The EPA under the Trump Administration has made efforts to repeal or otherwise modify GHG and MATS regulations at the federal level. On June 11, 2025, EPA announced a plan to repeal the GHG rule but has not yet published a final repeal of the rule. On February 12, 2026, the EPA revoked the 2009 Endangerment Finding, which found that six GHGs endanger public health, thus removing the EPA’s authority to regulate GHGs. Additionally, on February 23, 2026, the EPA repealed the MATS rule. If not repealed, the 2024 GHG rule will require compliance at our customers' facilities as early as 2029 and 2032. We cannot predict whether such efforts will ultimately be successful or what effects they may have on our business or results of operations and on the business and results of operations of our customers/lessees.

At the same time, many states, regions, and governmental bodies have adopted or are considering policies that regulate greenhouse gas emissions, including imposing fees or taxes on emissions from certain facilities such as coal‑fired power plants through cap‑and‑trade programs, carbon taxes, or climate “superfund” laws. Other states are advancing plans to expand renewable energy use, which may further reduce the role of coal and other fossil fuels. Depending on future federal or state regulatory actions and the outcomes of potential legal challenges, demand for coal, oil, and natural gas could decline, adversely affecting our operations.

National Ambient Air Quality Standards (NAAQS)
The CAA requires the EPA to set NAAQS for certain air pollutants. The EPA has set NAAQS for ozone, particulate matter, sulfur dioxide, nitrogen oxides, carbon monoxide and lead. Over the years, the EPA has made the NAAQS more stringent. Each state must develop a plan to be approved by the EPA for achieving and maintaining NAAQS within its borders. These plans impose limits on emissions from pollution sources, including fossil fuel-fired plants. Areas meeting NAAQS are designated as attainment areas. Areas not meeting NAAQS are designated as non-attainment areas, and more stringent requirements apply in those areas, including stricter controls on industrial facilities and more complicated and public permitting processes.

During 2024, the EPA finalized more stringent NAAQS for particulate matter that may increase the likelihood of certain areas being designated as non-attainment areas. The more stringent NAAQS are currently subject to a legal challenge seeking to overturn the standards, but the challenge is currently being held in abeyance. On March 12, 2025, the EPA announced that it would be reconsidering the NAAQS for particulate matter and that it would release guidance to increase flexibility on NAAQS implementation and direction on permitting obligations. We are currently unable to predict any specific changes or how such changes, if any, may impact our operations.

Cross-State Air Pollution Rule (CSAPR)
In 2011, the EPA finalized the CSAPR to address interstate transport of pollutants. While the CSAPR affects states in the eastern half of the U.S. and Texas, it does not affect EGUs in North Dakota. This rule imposes additional emission restrictions on coal-fired power plants to attain ozone and fine particulate NAAQS.

In 2023, the EPA published the Good Neighbor Plan, which decreases, over time, the ozone-season NOx allowances for EGUs in the affected states by assuming that participants in this cap-and-trade program had or would optimize existing NOx controls and later install additional NOx controls. In 2024, the U.S. Supreme Court (SCOTUS) decided to stay the Good Neighbor Plan pending further review. In March 2025, the EPA announced a rollback of the Good Neighbor Plan, leaving in place pre-Good Neighbor Plan requirements from CSAPR. Additional emission restrictions under the CSAPR or the Good Neighbor plan would increase the cost of operating the customer facility serviced by MLMC.

Regional Haze
The EPA promulgated a regional haze program designed to protect and to improve visibility at and around Class I Areas, which are generally National Parks, National Wilderness Areas and International Parks. State implementation of the EPA’s Regional Haze Rule could require our North Dakota customers to incur significant new costs at their respective power plants, which could result in the premature closure of such power plants and their associated mines. The North Dakota Department of Environmental Quality (NDDEQ) finalized its state implementation plan and submitted it to the EPA for approval in August 2022. The NDDEQ determined that visibility progress was being made and did not require significant emissions controls at the North Dakota power plants. In 2024, the EPA issued a proposed partial denial of the North Dakota state implementation plan. In May 2025, the EPA granted an administrative petition for the EPA to reconsider a portion of the Clean Air Act’s regional haze rule which disapproved North Dakota's state implementation plan. On a broader scale, in March 2025, the EPA announced it was reconsidering its implementation of the Regional Haze Program and intends to review and revise the regulations to streamline the program and change compliance expectations. We are currently unable to predict any specific changes or how such changes, if any, may impact our operations.

Clean Water Act (CWA)
The CWA affects certain of our operations by establishing in-stream water quality standards and treatment standards for wastewater discharge, including from coal mines.

In many instances, mining operations require securing CWA authorization or a permit from the U.S. Army Corps of Engineers (USACE) for operations in waters of the United States (WOTUS.) In 2023, the SCOTUS issued a decision in the case of Sackett v. Environmental Protection Agency, addressing the definition of WOTUS with regards to the CWA. The decision provides a clear standard that substantially restricts the USACE and the EPA’s ability to regulate certain types of wetlands and streams. Specifically, wetlands that do not have a continuous surface connection with traditional interstate navigable water are not federally jurisdictional. As a result of the Sackett decision, the EPA and the USACE revised the definition of WOTUS and promulgated a final rule. The new rule did not go into effect in states where a stay had been issued for the previous rule, including North Dakota, Texas, Louisiana, and Mississippi. In these states, the legal challenges to this rule have resumed. In November 2025, the EPA and the USACE proposed a new definition of WOTUS that contemplates a substantially narrower jurisdiction. We are currently unable to predict any specific changes or how such changes, if any, may impact our operations.

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

Resource Conservation and Recovery Act (RCRA)
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

In May 2023, the EPA published proposed regulations that would impose federal regulatory requirements for previously exempt inactive CCR surface impoundments at inactive facilities (legacy CCR surface impoundments) and CCR Management Units (CCRMUs). In May 2024, the EPA published a final rule amending CCR regulations which introduced new requirements for the management of coal ash at active coal-fired power plants and inactive coal-fired power plants with a legacy surface impoundment. The regulations impose new requirements including groundwater monitoring, closure standards, post-closure care obligations, and potential remediation activities. During 2025, the EPA announced a number of interpretation and guidance changes to its CCR Rule, including its intention to reconsider the CCR Rule, which will require a new round of notice-and-comment rulemaking. No schedule for this rulemaking has yet been announced. We are currently unable to predict any specific changes or how such changes, if any, may impact our operations.

In compliance with these regulations, Falkirk's customer, the owner of the Coal Creek Station power plant, submitted a CCR Part B application to the EPA in 2020 asserting a unit complied with the CCR rules. In 2023, the EPA proposed to deny the owner’s application. The owner and other parties submitted additional information and comments supporting the owner’s position. The owner and the EPA continue to work through a path forward to provide a long-term solution. Additionally, the owner is taking operational steps to ensure there is no interruption to its disposal needs and no interruption of operations while working through the issue.

National Environmental Policy Act (NEPA)
The NEPA requires federal agencies to review the environmental impacts of their decisions and issue either an environmental assessment or an environmental impact statement. There are certain actions associated with surface coal mining that may trigger these types of assessments by federal agencies. Historically, this process may take several years to complete. In May 2025, the SCOTUS significantly narrowed the scope of environmental review required under NEPA, reinforcing that courts must give substantial deference to federal agencies. The SCOTUS iterated that NEPA is a procedural statute, not outcome-mandating. Furthermore, agencies are not required to analyze effects from separate, future or geographically distinct projects. Finally, agencies are permitted to limit NEPA analysis to impacts directly tied to the project and within their jurisdiction. The Council on Environmental Quality (CEQ) emphasized the need for agencies to streamline procedures and ensure that the NEPA process does not go on for too long in time or in volume. In January 2026, the CEQ published a final rule formally rescinding all NEPA implementation regulations and providing that CEQ will no longer issue government-wide NEPA regulations. This action moves all NEPA implementation to each individual federal agency and each individual federal agency must now revise its own NEPA procedures within one year, per CEQ direction. We are currently unable to predict any specific changes or how such changes, if any, may impact our operations.

Comprehensive Environmental Response, Compensation and Liability Act (CERCLA)
CERCLA and similar state laws create liabilities for the investigation and remediation of releases of hazardous substances into the environment and for damages to natural resources. We must also comply with reporting requirements under the Emergency Planning and Community Right-to-Know Act and the Toxic Substances Control Act.

Endangered Species Act (ESA)
The ESA and analogous state laws restrict activities that may affect endangered or threatened species or their habitats. Some of our properties, projects or mineral interests may be located in areas that are or may be designated as habitats for endangered or threatened species, and previously unprotected species may later be designated as threatened or endangered in areas where we own property, projects or mineral interests. The ESA restricts activities that may affect federally identified endangered and threatened species or their habitats through the implementation of operating limitations or restrictions or a temporary, seasonal or permanent ban on operations in affected areas. Similar protections are afforded to migratory birds under the Migratory Bird Treaty Act (MBTA). Compliance with ESA and MBTA requirements can significantly delay, limit, or even prevent the development of our properties, projects and mineral interests, and also result in increased costs.

Drilling and Production
Our third-party lessees and our equity method investee are subject to various types of regulation at the federal, state and local level. These types of regulation include requiring permits for the drilling of wells, drilling bonds and generating reports concerning operations. The states, and some counties and municipalities, in which we have mineral interests also regulate one or more of the following:
• the location of wells;
• the method of drilling and casing wells;
• the timing of construction or drilling activities, including seasonal wildlife closures;
• the rates of production;
• the surface use and restoration of properties upon which wells are drilled;
• the plugging and abandoning of wells; and
• notice to, and consultation with, surface owners and other third parties.

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

Federal, state and local regulations provide detailed requirements for the abandonment of wells, closure or decommissioning of production facilities and pipelines and for site restoration in areas where the operators of the acreage underlying our mineral and royalty interests operate. The USACE and many other state and local authorities also have regulations for plugging and abandonment, decommissioning and site restoration. Although the USACE does not require bonds or other financial assurances, some state agencies and municipalities do have such requirements.

Regulation of Hydraulic Fracturing
The operators that produce oil and gas sometimes engage in hydraulic fracturing to stimulate production of hydrocarbons from tight formations, including shales. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and natural gas commissions.

Several states where we own interests in oil and gas producing properties, including Texas, have adopted regulations that could restrict or prohibit hydraulic fracturing in certain circumstances with regard to the use of fracturing fluids or require the disclosure of the composition of hydraulic-fracturing fluids. For example, the Texas Legislature previously adopted legislation requiring oil and gas operators to publicly disclose the chemicals used in the hydraulic fracturing process. The Texas Railroad Commission subsequently adopted rules and regulations implementing this legislation that apply to all wells for which the Railroad Commission issues an initial drilling permit. This law requires that the well operator disclose the list of chemical ingredients subject to the requirements of the Occupational Safety and Health Act for disclosure on an internet website and also file the list of chemicals with the Texas Railroad Commission with the well completion report. The total volume of water used to hydraulically fracture a well must also be disclosed to the public and filed with the Texas Railroad Commission. Further, in May 2013, the Texas Railroad Commission issued a well integrity rule, which updates the requirements for drilling, putting pipe down, and cementing wells. The rule also includes new testing and reporting requirements, such as: (i) the requirement to submit cementing reports after well completion or after cessation of drilling, whichever is later; and (ii) the imposition of additional testing on wells less than 1,000 feet below usable groundwater. These existing or any new legal requirements regulating or prohibiting the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular, will likely result in added costs to comply and affect the operators’ rate of production.

In some instances, the operation of underground injection wells has been alleged to cause earthquakes. Such issues have sometimes led to orders prohibiting continued injection or the suspension of drilling in certain wells identified as possible sources of seismic activity. For example, Oklahoma, New Mexico and Texas have imposed certain limits on the permitting or operation of disposal wells in areas with increased instances of induced seismic events. Future orders or regulations addressing concerns about seismic activity from well injection could affect operations on the acreage underlying our mineral interests or our equity method investment.

There has been increasing public controversy regarding hydraulic fracturing with regard to water, including the use of a significant amount of water, impacts on drinking water and the potential for impacts to surface water and groundwater. The inability of the operators of the acreage underlying our mineral interests to locate sufficient amounts of water or dispose of or recycle water used in their drilling and production operations could adversely impact their operations. Moreover, a number of lawsuits and enforcement actions have been initiated across the country implicating hydraulic fracturing practices. If hydraulic fracturing is further regulated at the federal or state level, fracturing activities could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and also to attendant permitting delays and potential increases in costs.

In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of well drilling in general or hydraulic fracturing in particular. We cannot predict what additional state or local requirements may be imposed in the future on oil and gas operations in the states where we own interests. In the event state, local, or municipal legal restrictions are adopted in areas where operators that produce our oil and gas conduct operations, those operators may incur substantial costs to comply with these requirements, experience delays, or curtailment, in the pursuit of exploration, development, or production activities and perhaps even be precluded from the drilling of wells.

Natural Gas and Oil Sales and Transportation
The availability, terms and cost of transportation significantly affect sales of oil and natural gas. The interstate transportation of oil and natural gas and the sale or resale of natural gas is subject to federal regulation, including regulation of the terms, conditions and rates for interstate transportation, storage and various other matters, primarily by the Federal Energy Regulatory
Commission (FERC). Federal and state regulations govern the price and terms for access to oil and natural gas pipeline transportation. FERC’s regulations for interstate oil and natural gas transmission in some circumstances may also affect the intrastate transportation of oil and natural gas.

Although oil and natural gas prices are currently unregulated, Congress historically has been active in the area of oil and natural gas regulation. We cannot predict whether new legislation to regulate oil and natural gas might be proposed, or what proposals, if any, might be enacted by Congress or the various state legislatures.

Other Laws and Regulations
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. The OBBBA includes changes to U.S. tax law including provisions for bonus depreciation, current expensing of research expenditures and changes to the interest deductibility threshold. The changes resulting from the tax provisions in OBBBA are not expected to have a material impact on our results of operations.

The OBBBA includes substantial changes to U.S. solar energy tax policy which could have a material impact on the projects being developed by ReGen Resources. Current projects in development include solar arrays, solar-gas hybrid projects, thermal generation and carbon capture primarily on reclaimed mining properties in Louisiana, Mississippi, Ohio, Pennsylvania and Texas. ReGen develops energy infrastructure projects directly as well as through joint ventures. Our investments in solar projects are dependent, in part, on federal tax incentives to preserve economic value. We believe all current solar projects have been safe harbored in order to preserve tax credit eligibility. We have approximately $8.4 million of capitalized assets associated with our solar projects. We have incurred, and will continue to incur, costs in connection with these projects and the results of operations and/or return on investment could be lower than anticipated.

The United States has enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties, and tariffs. While in February 2026 the SCOTUS limited the ability of the President of the United States to implement certain tariffs without the express authorization of Congress, there continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties, and tariffs.These developments, or the perception that any such policies, treaties, or tariffs could be implemented, could restrict our access to suppliers and increase the cost of equipment and supplies imported into the U.S.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following tables set forth as of March 1, 2026 the name, age, current position and principal occupation and employment during the past five years of our executive officers. There exists no arrangement or understanding between any executive officer and any other person pursuant to which such executive officer was selected.

EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Current Position
J.C. Butler, Jr.	65	President and Chief Executive Officer of NACCO and President and Chief Executive Officer of NACCO Natural Resources Corporation (NNRC) (from prior to 2020)

Elizabeth I. Loveman	56	Senior Vice President and Controller and Principal Financial Officer (from prior to 2020)

John D. Neumann	50	Senior Vice President, General Counsel and Secretary of NACCO, Senior Vice President, General Counsel and Secretary of NNRC (from prior to 2020)

Thomas A. Maxwell	48	Senior Vice President - Finance and Treasurer (from prior to 2020)
PRINCIPAL OFFICERS OF THE COMPANY’S SUBSIDIARIES

Name	Age	Current Position
J.C. Butler, Jr.	65	President and Chief Executive Officer of NACCO and President and Chief Executive Officer of NNRC (from prior to 2020)

Carroll L. Dewing	69	Senior Vice President and Chief Operating Officer of NNRC (from prior to 2020)

John D. Neumann	50	Senior Vice President, General Counsel and Secretary of NACCO, Senior Vice President, General Counsel and Secretary of NNRC (from prior to 2020)

J. Patrick Sullivan, Jr.	67	Senior Vice President and Chief Financial Officer of NNRC (from prior to 2020)

Item 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks. The following discussion highlights some of these risks and others are discussed elsewhere in this report. These and other risks could materially and adversely affect our business, financial condition, operating results or cash flows. The following risk factors are not an exhaustive list of the risks associated with our business. New factors may emerge or changes to these risks could occur that could materially affect our business. See Item 1. Business — Government Regulation and Environmental Matters on page 9 in this Form 10-K for discussion of regulations that could materially adversely affect our businesses.

Risks related to the Utility Coal Mining segment

MLMC is subject to risks associated with our capital investment, operating and equipment costs, changes in customer demand and inflationary adjustments.
Profitability at MLMC is affected by customer demand for coal, changes in the contractually determined sales price and actual costs incurred. The MLMC contract is the only coal supply contract in which we are responsible for all operating costs, capital requirements and final mine reclamation. As such, increased costs or decreased revenues could materially reduce our profitability. As a significant portion of MLMC’s costs are fixed, reduction in dispatch and/or reduced mechanical availability of the Red Hills Power Plant can and historically has materially reduced operating results at MLMC. Conversely, periods of higher dispatch can improve results. In February 2026, MLMC received notice from its customer that the Red Hills Power Plant experienced an unplanned outage, which is expected to lead to reduced demand and an anticipated operating loss for MLMC during 2026.

Any reduction in customer demand at MLMC, including fluctuations in demand due to planned and unplanned outages at the customer's Red Hills Power Plant, unanticipated weather conditions, economic conditions, governmental regulations and inflationary adjustments could have a material adverse effect on MLMC's financial condition, results of operations and cash flows.

Termination of or default under long-term mining contracts could adversely affect our business, financial condition, results of operation and cash flows.
Substantially all of the Utility Coal Mining segment's profits are derived from long-term mining contracts. Although we have long-term contracts, any customer's premature facility closure or contract default could have a material adverse effect on our business, financial condition and results of operations.

The coal mining industry is subject to ongoing complex governmental regulations and legislation that could adversely impact our long-term mining contracts and our results of operations, liquidity, financial condition and cash flow.
The coal mining industry and the electric generation industry are subject to extensive regulation by federal, state and local authorities on matters concerning the health and safety of employees, land use, stream and wetland protection, permit and licensing requirements, air and water quality standards, plant and wildlife protection, reclamation and restoration of mining properties after mining, the discharge of GHGs and other materials into the environment and the effects that mining has on groundwater quality and availability. Legislation mandating certain benefits for current and retired coal miners also affects the industry. Mining operations require numerous governmental and regulatory permits and approvals. We are required to prepare and present to federal, state or local authorities data pertaining to the impact the production and combustion of coal may have upon the environment. The public, including non-governmental organizations, opposition groups and individuals, have statutory rights to comment upon and submit objections to requested permits and approvals and to legally challenge certain permits subsequent to their issuance. Compliance with these requirements is costly and time-consuming and may delay commencement or continuation of development or production. New legislation and/or regulations and orders may materially adversely affect our mining operations, cost structure or customers. All of these factors could significantly reduce our profitability.

The potential impact of future laws, regulations or other policies or circumstances will depend upon the degree to which any such laws, regulations or other policies or circumstances require electricity generators to diminish their reliance on coal as a fuel source. Complicating these matters further, over the last several decades, U.S. Administrations have increasingly relied on regulations and executive orders to implement environmental policies and objectives in the absence of Congressional agreement regarding new legislation. This condition, which creates instability and unpredictability of environmental regulations, seems likely to persist and could increase due to apparent polarization between the two main political parties. As a result, we and/or our customers, often must comply with and otherwise adapt to environmental regulations without assurance of their continued effect. We and/or our customers often do not have the ability to anticipate, or prepare in advance for, changes in regulatory approaches that may be implemented following a change in Administration.

In view of the significant uncertainty surrounding each of these factors, it is not possible for us to reasonably predict the impact that any such laws, regulations or other policies may have on our business, financial condition and results of operations. However, such impacts could have a material adverse effect on our business, financial condition and results of operations.

The loss of, or significant reduction in, purchases by NACCO's coal customers could adversely affect our business, financial condition, results of operation and cash flows.
Earnings from the Utility Coal Mining segment's customers may fluctuate from time to time based on numerous factors, including market conditions and the realignment of customers' power generation portfolios that reduce the electric power generated from coal, which may be outside of our control. If any of the Utility Coal Mining segment's customers experience declining demand due to market, economic, regulatory or competitive conditions, it could have an adverse effect on our profitability, cash flows and financial position. In addition, if any customers were to significantly reduce or eliminate their purchases of coal from us or if we are unable to renew expiring long-term sales agreements with existing customers or enter into new supply agreements, our business, financial condition, results of operations and cash flows could be adversely affected.

The Utility Coal Mining segment's Unconsolidated Subsidiaries are subject to risks created by changes in customer demand and inflationary adjustments.
The contracts with the Unconsolidated Subsidiaries' customers are primarily based on a management fee approach, whereby compensation includes reimbursement of all operating costs, plus a fee based on the amount of coal delivered. The fees earned adjust over time in line with various indices which reflect general U.S. inflation rates. During the production stage, the Unconsolidated Subsidiaries' customers pay us our agreed upon fee only for the coal delivered to them for consumption or use. As a result, reduced coal usage by customers for any reason, including, but not limited to, reduced availability of the customer’s power plant, dispatch of power generated by other energy sources, fluctuations in demand due to unanticipated weather conditions, planned and unplanned outages at the Utility Coal Mining segment's customers' facilities, economic conditions and governmental regulations could have a material adverse effect on our results of operations. Because of the contractual price formulas for the management fees at these Unconsolidated Subsidiaries, the profitability of these operations is also subject to fluctuations in inflationary adjustments (or lack thereof) that can impact the agreed upon management fees. These factors could materially reduce our profitability.

Changes in coal consumption patterns of U.S. electric power generators could adversely affect our profitability.
The amount of coal consumed by the electric power generation industry is affected by general economic conditions; overall demand for electricity; availability of transmission; competition from alternative fuel sources for power generation, such as natural gas, nuclear, hydroelectric, wind and solar power, and the location, availability, quality and price of those alternative fuel sources; and environmental and other governmental regulations. Changes in the utility industry that affect NACCO's customers could also adversely affect us. Any of these risks could result in a decrease in coal consumption by our customers and could have a material adverse effect on our business, financial condition and results of operations.

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

The Utility Coal Mining segment's customers' operations require significant capital expenditures.
Maintaining power plants requires significant capital expenditures. Any delay or reduction in making capital expenditures to maintain or upgrade coal-fired power plants by the Utility Coal Mining segment's customers, principally electric utilities, could result in an increase in outage days and a corresponding decrease in coal consumption. The Red Hills Power Plant operated at below full baseload capacity and experienced periods of reduced mechanical availability during 2024 and 2025. A decrease in coal consumption could have a material adverse effect on the Utility Coal Mining segment's financial condition, results of operations and cash flows.

We face numerous uncertainties in estimating economically recoverable reserves and resources, and inaccuracies in estimates could result in lower than expected revenues, higher than expected costs and decreased profitability.
Information concerning our mining operations in Item 2 - Properties on page 25 has been prepared in accordance with the requirements of subpart 1300 of Regulation S-K. A mineral is economically recoverable when the price at which it can be sold exceeds the costs and expenses of mining, processing and selling the mineral. Forecasts of NACCO's future performance are based on, among other things, estimates of mineral reserves and resources. Mineral reserve and resource estimates of the remaining tons of coal at MLMC are based on many factors, including engineering, economic and geological data assembled and analyzed by internal staff, which includes various engineers and geologists, the area and volume covered by mining rights, assumptions regarding extraction rates and duration of mining operations, and the quality of in-place reserves and resources. The reserve and resource estimates as to both quantity and quality are updated from time to time to reflect, among other matters, production of minerals, new mining or other data received.

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

Risks related to the Contract Mining segment

We have experienced growth in our Contract Mining business in recent periods and we may not be able to sustain growth or manage future growth effectively.
We have expanded our overall Contract Mining business, operations and headcount in recent periods. The Contract Mining segment's operating expenses may increase as we continue to scale the Contract Mining business. We must effectively integrate, develop and motivate employees, while integrating new equipment and customers in an efficient and effective manner. We anticipate that we will continue to incur costs and capital expenditures associated with future growth prior to realizing the full measure of anticipated long-term benefits, and the return on these investments may be lower, may develop more slowly than expected or may never be realized. If we are unable to manage this growth and the associated expenses effectively, we may not be able to take advantage of market opportunities or remain competitive. We may also fail to execute on our business plan or respond to competitive pressures, any of which could adversely affect the Contract Mining business, operating results and financial condition.

Our Contract Mining business faces competition from customers that choose to self-perform mining operations and from other mining companies.
We face competition from existing and prospective customers that are capable of performing, or engaging other companies to perform the services we provide. We cannot be certain that our existing customers will continue to outsource these services to us in the future, which could adversely affect the Contract Mining business, operating results and financial condition.

We are subject to risks involved in the development of new mining projects.
From time to time, we seek to develop new mining projects, including the Thacker Pass project. The risks associated with such projects can be substantial. New mining projects can take up to several years to complete, are complex and require significant capital expenditures. These projects are subject to significant risks, including delays or reductions in making capital expenditures by Contract Mining's customers, timely regulatory approvals, extreme weather events, unexpected increases in the cost of required materials, and disputes with third party providers of materials, equipment or services, and a completed project may not yield the anticipated operational or financial benefit, any of which could have a material adverse effect on our business, financial condition and results of operations.

Contract Mining operations are currently geographically concentrated and therefore subject to regional economic risk, regulatory conditions, natural disasters, severe weather events or other circumstances affecting Florida.
As of December 31, 2025, over 80% of the Contract Mining segment's quarries are located in Florida. A prolonged economic downturn or adverse change in regulatory conditions in the Florida mining or construction industry could result in a significant reduction in demand for our services. The occurrence of one or more natural disasters, severe weather events, terrorist attacks, or disruptive political events in Florida could adversely affect the Contract Mining business.

Risks related to the Minerals and Royalties segment

We have no control over the timing of the development and operation of our natural gas, oil and coal reserves extracted by third parties.
We own mineral and royalty interests in the continental United States. The Minerals and Royalties segment does not currently have any material investments under which it would be required to bear the cost of exploration, production or development. We primarily derive income from royalty-based leases under which lessees make payments to us based on their sale of natural gas, oil and coal. Future royalty-based income is dependent on the number of oil and gas wells being developed and operated on our mineral acreage. The decision to pursue development and operation of oil and gas wells is made by third-party operators, not by us, and depends on a number of factors outside of our control, including fluctuations in commodity prices, regulatory risk, our lessees' willingness and ability to incur well-development and other operating costs, the rate of production of the reserves and changes in the availability and continuing development of infrastructure. Lower commodity prices and/or increased costs may reduce the amount of oil and natural gas that third-party operators can produce economically. In addition, if a lessee were to experience financial difficulty, the lessee might not be able to pay our royalty payments or continue operations. A failure on the part of the lessee to make royalty payments may give us certain rights; and if possible, we would seek a replacement lessee. However, we may not be able to find a replacement lessee or might not be able to enter into a new lease on favorable terms within a reasonable period of time. In addition, if we are able to enter into a new lease with a new lessee, the replacement lessee may not achieve the same levels of production or sales prices as the lessee it replaced. Any of these risks could materially reduce our expected royalty income and profitability.

Minerals are a depleting asset. Unless we replace existing mineral and royalty interests with new mineral and royalty interests and third-party lessees develop those mineral and royalty interests, our reserves and royalty income will decline.
Producing oil and natural gas reservoirs are generally characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Unless our third-party lessees conduct successful ongoing well development activities or we continually acquire mineral and royalty interests, production and income related to our mineral and royalty interests will decline as those reserves are depleted. The future cash flow and results of operations of the Minerals and Royalties segment are highly dependent on third-party operators’ success in developing our current and future mineral and royalty interests. These operators may not have access to the capital needed to develop our mineral interests. We may not be able to acquire or find sufficient additional mineral and royalty interests to replace third-party operators' current and future production. Further, the decline curve we use to project future royalty income is subject to numerous assumptions and limitations. Decline rates can vary due to factors like well depth, well length, formation pressure and facility design. Any of these risks could materially reduce our expected royalty income and profitability.

Substantially all of the Minerals and Royalties segment’s revenues are derived from royalty payments that are based on the price at which oil and natural gas produced from the acreage underlying our interests are sold. Prices of oil and natural gas are volatile due to factors beyond our control. A substantial or extended decline in commodity prices may adversely affect the Minerals and Royalties segment’s financial condition or results of operations.
The Minerals and Royalties segment’s revenues and operating results depend significantly upon the prevailing prices for oil and natural gas. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in: supply and demand, including if energy supply exceeds demand; market uncertainty and a variety of additional factors that are beyond our control; market expectations about future prices of oil and natural gas; the level of global oil and natural gas exploration and production; the cost of exploring for, developing, producing and delivering oil and natural gas; the price and quantity of foreign imports and U.S. exports of oil and natural gas; the level of U.S. domestic production; political and economic conditions in oil producing regions; the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls; trading in oil and natural gas derivative contracts; the level of consumer product demand; weather conditions and natural disasters; technological advances affecting energy consumption, energy storage and energy supply; domestic and foreign governmental regulations and taxes; the continued threat of terrorism and the impact of military and other action, including ongoing conflicts in foreign nations and associated oil and natural gas import bans as well as economic sanctions; the proximity, cost, availability and capacity of oil and natural gas pipelines and other transportation facilities; the price and availability of alternative fuels; volatility in the political, legal and regulatory environments; and overall domestic and global economic conditions. A substantial or extended decline in commodity prices may adversely affect the Minerals and Royalties segment’s financial condition or results of operations.

The marketability of oil and natural gas production is dependent upon transportation, pipelines and refining facilities and continued operation of the U.S. power grid. Any limitation in the availability of these items could interfere with our third-party lessee’s ability to market oil and natural gas production and may adversely affect the Minerals and Royalties segment’s financial condition or results of operations.

The marketability of our third-party lessee’s production depends in part on the availability, proximity, and capacity of pipelines, tanker trucks, and other transportation methods, and processing and refining facilities owned by third parties as well as continued reliable operation of the U.S power grid. Any significant disruption in the U.S. power grid, gathering system or transportation, processing, or refining-facility capacity could reduce our third-party lessee’s ability to market oil production and may adversely affect the Minerals and Royalties segment’s financial condition or results of operations.

Risks related to long-term growth strategy

Our investments in mitigation solutions, comprehensive reclamation and restoration construction services as well as solar and other energy-related development projects are subject to substantial risks and uncertainties.
There are risks associated with NACCO's ability to execute on our longer term growth strategy, including our investment in mitigation solutions, comprehensive reclamation and restoration construction services as well as other energy-related projects through our Mitigation Resources of North America and ReGen Resources businesses, and our ability to develop and manage such projects profitably. These include political and regulatory developments that may make it more costly, or impossible, to pursue these business opportunities, logistical risks and potential delays related to construction, permitting and regulatory approvals; operational risk that the projects will not perform according to expectations; weather conditions or other factors beyond our control. General concerns about the fundamental soundness of the economy may cause customers to defer projects, even if they have available financing. Prolonged uncertainties in the capital markets, or the returns of constrained capital market conditions, could have adverse effects on our customers. All of the aforementioned risks could reduce the viability of project development, which would adversely affect our financial condition and results of operations.

The OBBBA includes substantial changes to U.S. solar energy tax policy which could have a material impact on the projects being developed by ReGen Resources. Current projects in development include solar arrays, solar-gas hybrid projects, thermal generation and carbon capture primarily on reclaimed mining properties in Louisiana, Mississippi, Ohio, Pennsylvania and Texas. ReGen develops energy infrastructure projects directly as well as through joint ventures. Our investments in solar projects are dependent, in part, on federal tax incentives to preserve economic value. We believe all current solar projects have been safe harbored in order to preserve tax credit eligibility. We have approximately $8.4 million of capitalized assets associated with our solar projects. We have incurred, and will continue to incur, costs in connection with these projects and the results of operations and/or return on investment could be lower than anticipated. These projects face the risk that the current state regulatory programs and tax laws may expire or be adversely modified and could have a material adverse effect on our operating results and financial condition.

Operating results may vary significantly from period to period and are inherently unpredictable.
Demand for our mitigation credits and mitigation services has been, and will likely continue to be, cyclical in nature and vulnerable to downturns in the general economy, as well as downturns in government infrastructure spending. We base our planned operating expenses in part on our expectations of future revenue, and a significant portion of our expenses are fixed in the short-term. We have and will continue to incur costs in connection with these projects and the results of operations and/or return on investment could be negative or lower than anticipated and we may need to write-down the value of capitalized assets associated with these projects. Furthermore, our ability to forecast results may be hindered or inaccurate and the projects may not perform as predicted. Even if these projects are profitable in the long term, they may not be profitable in the short term, and results of operations will not be even quarter over quarter, and this could have a material adverse effect on our operating results and financial condition.

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
The price of our common stock may fluctuate due to a variety of market and industry factors that may materially reduce the market price of NACCO's common stock regardless of operating performance, including, among others: (i) actual or anticipated fluctuations in our quarterly and annual results and those of other public companies in the industry; (ii) industry cycles and trends; (iii) changes in government regulation; (iv) military conflicts, inclusive of acts of terrorism; (v) supply chain disruptions, inclusive of tariff effects; (vi) announcements concerning NACCO, our customers or competitors; (vii) lack of trading liquidity as a result of low trading volumes could make it difficult for investors to sell shares; and (viii) the general state of the securities market. In addition, the stock market in general has experienced significant volatility that often has been unrelated to the operating performance of companies whose shares are traded. These market fluctuations could adversely affect the trading price of our common stock, regardless of NACCO's actual operating performance. As a result of all of these factors, investors in our common stock may not be able to resell their stock at or above the price they paid or at all. Further, we could be the subject of securities class action litigation due to any such stock price volatility, which could divert management’s attention and have a material adverse effect on our operating results.

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
We have two classes of common stock: Class A common stock and Class B common stock. Holders of Class A common stock are entitled to cast one vote per share and, as of December 31, 2025, accounted for approximately 27 percent of our voting power. Holders of Class B common stock are entitled to cast ten votes per share and, as of December 31, 2025, accounted for our remaining voting power. As of December 31, 2025, certain members of our extended founding family held approximately 35 percent of our outstanding Class A common stock and approximately 99 percent of our outstanding Class B common stock. On the basis of this common stock ownership, certain members of our extended founding family could have exercised approximately 81 percent of our total voting power. Although there is no voting agreement among such extended family members, in writing or otherwise, if they were to act in concert, they could control the outcome of director elections and other stockholder votes on significant corporate actions, such as certain amendments to our certificate of incorporation and our sale or the sale of our assets. Because certain members of our extended founding family could prevent other stockholders from exercising significant influence over significant corporate actions, we may be a less attractive takeover target, which could adversely affect the market price of our common stock.

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
We may be unable to obtain financing on reasonable terms. Historically, we have addressed our liquidity needs (including funds required to pay dividends and fund working capital and planned capital expenditures) with operating cash flow and borrowings under credit facilities. Our wholly-owned subsidiary has a revolving line of credit of up to $200.0 million that expires in September 2028. Our ability to access the capital markets and the costs and terms of available financing depends on many factors. An inability to obtain bank financing, or refinance with terms that are as favorable as the existing terms of such indebtedness, could have a material adverse effect on our operating results and financial condition.

Failure to obtain financial assurance to secure reclamation and other long-term obligations, including surety bonds and letters of credit on acceptable terms, could affect NACCO's ability to mine.
Federal and state laws require us to provide financial assurance or financial security to secure performance or payment of certain long-term obligations, such as mine closure or reclamation costs, federal and state workers’ compensation and black lung benefit costs, leases, transmission interconnection construction costs, power purchase agreement delivery obligations and other obligations. Future federal and state laws and regulations, regional transmission organizations and power purchase agreement customers may require higher amounts of financial security, including as a result of changes to certain factors used to calculate the bonding or security amounts. Bond issuers may demand higher fees or additional collateral, including cash or letters of credit or other terms less favorable upon renewals. As we are required by state and federal law to have bonds or other acceptable security in place before mining can commence or for certain projects to move forward, the failure to maintain surety bonds, letters of credit or other guarantees or security arrangements would materially and adversely affect NACCO's ability to mine. That failure could result from a variety of factors, including lack of availability, higher expense or unfavorable market terms, the exercise by third-party surety bond issuers of their right to refuse to renew the surety and restrictions on availability of collateral for current and future third-party surety bond issuers under the terms of our financing arrangements. Any such factors, could have a material adverse impact on our liquidity and financial position. If we are unable to meet collateral requirements and cannot otherwise obtain or retain required surety bonds, it may be unable to satisfy legal requirements necessary to conduct mining operations. Difficulty in acquiring surety bonds, or additional collateral requirements, would increase our costs and likely require greater use of alternative sources of funding for this purpose, which would reduce our liquidity.

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
Increasing attention to climate change risk has also resulted in a recent trend of governmental investigations and private litigation by local and state governmental agencies as well as private plaintiffs in an effort to hold energy companies accountable for the alleged effects of climate change. Other public nuisance lawsuits have been brought in the past against power, coal, oil and gas companies alleging that their operations are contributing to climate change. We could incur substantial legal costs associated with defending such lawsuits in the future. Government entities in certain states have brought similar claims seeking to hold a wide variety of companies that produce fossil fuels liable for the alleged impacts of emissions attributable to those fuels or for other grounds related to climate change, such as improper disclosure of climate change risks. Those lawsuits allege damages as a result of climate change and the plaintiffs are seeking unspecified damages and abatement under various tort theories. We have not been made a party to these suits, but it is possible that we could be included in similar future lawsuits initiated by state and local governments as well as private claimants.

Our business could suffer if NACCO’s information technology systems are disrupted, cease to operate effectively or if we experience a security breach, a cyber incident or cyber attack.
Like many other companies, we are the target of malicious cyber attack attempts in the normal course of business. Cybersecurity incidents involving businesses and other institutions are on the rise. Cyber threats are rapidly evolving and those threats and the means for obtaining access to information in digital and other storage media are becoming increasingly sophisticated. Cyber threats and cyber attackers can be sponsored by nation states or sophisticated criminal organizations or be the work of independent hackers. The rapid evolution and increased availability of artificial intelligence (AI) may intensify cybersecurity risks by making cyber-attacks more sophisticated and cybersecurity incidents more difficult to detect, contain and mitigate. As threat actors adopt and deploy AI tools, the speed and sophistication of cyber threats and privacy risks may increase across our environment and those of our customers and vendors.

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

Our Board of Directors (Board) oversees NACCO's risk management. Our full Board regularly reviews information provided by management to oversee risk identification, risk management and risk mitigation strategies. The Audit Review Committee assists the Board with cybersecurity risk oversight. The Audit Review Committee is responsible for regularly reviewing and discussing with management risk exposure relating to cybersecurity. This process includes reviewing the state of our cybersecurity program, discussing emerging cybersecurity developments, including AI, and monitoring the steps that management has taken to mitigate such exposure. In 2025, our Board and the Audit Review Committee received periodic updates throughout the year on cybersecurity matters and these updates are part of their standing agendas.

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

As of the date of this filing, our business strategy, results of operations, and financial condition have not been materially impacted as a result of any previously identified cybersecurity incidents; however, NACCO cannot provide assurance that we will not be materially impacted in the future by such risks or any future material incidents. We recognize the constantly evolving nature of cyber threats and are committed to cultivating a strong security culture, maintaining vigilance and continuously enhancing our cybersecurity systems and controls. For additional information regarding our cybersecurity risks, please refer to Item 1A - Risk Factors on page 15.

Item 2. PROPERTIES

Utility Coal Mining Segment - Operations

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

Readers are cautioned that, except for that portion of mineral resources classified as mineral reserves, mineral resources do not have demonstrated economic value. Inferred mineral resources are estimates based on limited geological evidence and sampling and have too high of a degree of uncertainty as to their existence to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Estimates of inferred mineral resources may not be converted to a mineral reserve. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. A significant amount of exploration must be completed in order to determine whether an inferred mineral resource may be upgraded to a higher category. Therefore, readers are cautioned not to assume that all or any part of an inferred mineral resource exists, that it can be the basis of an economically viable project, or that it will ever be upgraded to a higher category. Likewise, readers are cautioned not to assume that all or any part of measured or indicated mineral resources will ever be converted to mineral reserves. See Item 1A - Risk Factors on page 15.

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

Locations of the properties subject to SEC Section 1300 reporting are shown in Figure 1.1 Surface Coal Mines Operational During 2025 Subject to SEC Section 1300 Reporting.

The Coteau Properties Company
The Falkirk Mining Company
Coyote Creek Mining Company
Mississippi Lignite Mining Company

Figure 1.1 Surface Coal Mines Operational During 2025 Subject to SEC Section 1300 Reporting

A summary of coal production at the Mines subject to SEC Section 1300 Reporting for the past three years has been tabulated and is presented on Table 1.1 Production Summary.

	Tons (in millions)
	2023	2024	2025
The Coteau Properties Company	11.4	11.9	11.3
The Falkirk Mining Company	6.6	7.5	7.3
Coyote Creek Mining Company	2.2	1.9	1.8
Mississippi Lignite Mining Company	2.7	1.9	2.7
Totals	22.9	23.2	23.1

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

A summary of coal production at MLMC for the past three years has been tabulated and is presented on Table 2.1 Production Summary.

	Tons (in millions)
	2023	2024	2025
Mississippi Lignite Mining Company	2.7	1.9	2.7
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

The Red Hills Mine, operated by MLMC, is located approximately 120 miles northeast of Jackson, Mississippi (Figure 2.1). The entrance to the mine is by means of a paved road located approximately one mile west of Highway 9. MLMC owns in fee approximately 8,337 acres of surface interest and 5,436 acres of coal interests. MLMC holds leases granting the right to mine approximately 4,660 acres of coal interests and the right to utilize approximately 4,384 acres of surface interests. MLMC holds subleases under which it has the right to mine approximately 1,860 acres of coal interest. The majority of the leases held by MLMC were originally acquired during the mid-1970s to the early 1980s with terms extending 50 years, many of which can be further extended by the continuation of mining operations. The lignite deposits of the Gulf Coast are found primarily in a narrow band of strata that outcrops/subcrops along the margin of the Mississippi Embayment. The potentially exploitable tertiary lignites in Mississippi are found in the Wilcox Group. The outcropping Wilcox is composed predominately of non-marine sediments deposited on a broad flat plain.

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

The total cost of the property and equipment, net of applicable accumulated amortization, depreciation and impairment as of December 31, 2025 is $54.4 million.

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
10
Miles
MS-15
Data is projected in: State Plane, Mississippi East, North American Datum 1983, US Foot
Grid is shown in Latitude and Longitude
Copyright:(c) 2014 Esri
89°20'W
89°10'W
89°0'W

Mineral Resources and Reserves have been summarized from the December 31, 2024 TRS for MLMC and have been modified from mining depletion. The Mineral Resources and Mineral Reserves as of December 31, 2025 are included as Table 2.2 and Table 2.3. Coal qualities are reported on an as-received moisture basis. Based on the December 31, 2024 TRS, prices in Table 2.2 are based on economic cut-off grades of $34.02 per ton at MLMC and prices in Table 2.3 are based on economic cut-off grades of $34.40 per ton at MLMC.

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

The Mineral Resources as of December 31, 2025 presented in Table 2.2 below have been estimated by applying a series of geologic and physical limits as well as high-level mining and economic constraints. The mining and economic constraints were limited to a level sufficient to support reasonable prospect for future economic extraction of the estimated Mineral Resources. The categorized Mineral Resources reported herein are exclusive of Mineral Reserves.

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

Note:
–Mineral Resources estimates have been prepared by a qualified person (QP) employed by NACCO Natural Resources.
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

Table 2.2 Mineral Resources Summary as of December 31, 2025

The Mineral Reserves as of December 31, 2025 presented in Table 2.3 below were determined to be the economically mineable portion of the measured and indicated Mineral Resources after the consideration of modifying factors related to the mining process. Inferred Mineral Resources were not considered for Mineral Reserves.

Lignite Coal	Reserve Classification	Tonnage (Kt)	Grades/Qualities
			Calorific Value (Btu/lb)	Moisture (%wt)	Ash (%wt)	Sulfur (%wt)
Mississippi Lignite Mining Company	Proven	15,700	5,120	43.3	14.7	0.6
Mississippi Lignite Mining Company	Probable	4,700	5,080	42.9	15.4	0.6
Mississippi Lignite Mining Company	Total	20,300	5,110	43.3	14.9	0.6

Note:
–Mineral Reserves Estimates have been prepared by a QP employed by MLMC.
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
–Mineral Reserves are estimated using Vulcan Software.
–Tonnages and qualities have been rounded to an accuracy level deemed appropriate by the QP. Summation errors due to rounding may exist.

Table 2.3 Mineral Reserves Summary as of December 31, 2025

Table 2.4 describes the difference between the Mineral Reserves and Mineral Resources reported as of December 31, 2024 and December 31, 2025.

Resource Classification	December 31, 2024 Tonnage (Kt)	December 31, 2025 Tonnage (Kt)	Percent Change
Measured	4,400	4,400	—%
Indicated	400	400	—%
Measured + Indicated	4,700	4,700	—%
Inferred	100	100	—%

Reserve Classification	December 31, 2024 Tonnage (Kt)	December 31, 2025 Tonnage (Kt)	Percent Change
Proven	18,200	15,700	(14)%
Probable	4,700	4,700	—%
Proven + Probable	22,900	20,300	(11)%

Table 2.4. Net difference of reported Mineral Resources and Mineral Reserves from previous reporting period to current reporting period.

The Mineral Resources and Mineral Reserves as of December 31, 2025 reflect modifications from mining extraction of Mineral Reserves. No updates to Mineral Resources were made for 2025. Additionally, MLMC delivered 2.7 million tons during 2025.

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

Coteau

The Freedom Mine, operated by Coteau, generally produces between 11.0 million and 13.0 million tons of lignite coal annually. The mine started delivering coal in 1983. All production from the mine is delivered to Dakota Coal Company, a wholly owned subsidiary of Basin Electric. Dakota Coal Company then sells the coal to the Synfuels Plant, Antelope Valley Station and Leland Olds Station, all of which are operated by affiliates of Basin Electric. The Synfuels Plant is a coal gasification plant that manufactures synthetic natural gas and produces fertilizers, solvents, phenol, carbon dioxide, and other chemical products for sale. In March 2025, the term of the existing lignite sales agreement was extended until 2032. The term may be extended for an additional five year period, or until 2037, at the option of Coteau.

The Freedom Mine is located approximately 90 miles northwest of Bismarck, North Dakota (Figure 2.2). The main entrance to the Freedom Mine is accessed by means of a paved road and is located on County Road 15. Coteau holds 354 leases granting the right to extract approximately 33,451 acres of coal interests and the right to utilize approximately 23,085 acres of surface interests. In addition, Coteau owns in fee 33,888 acres of surface interests and 4,237 acres of coal interests. Substantially all of the leases held by Coteau were acquired in the early 1970s and have been replaced with new leases or have lease terms for a period sufficient to meet Coteau’s contractual production requirements.

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

Coteau utilizes standard surface mining techniques to extract coal from the proposed permit area. Mining operations will typically occur in a sequence of seven events: suitable plant growth material removal, overburden removal, coal removal, overburden replacement, final grading, suitable plant growth material replacement and revegetation.

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

The total cost of the property, plant and equipment, net of applicable accumulated amortization, depreciation and impairment as of December 31, 2025 is $195.5 million.

The Freedom Mine currently has no significant encumbrances to the property. No NOVs have been issued at the Freedom Mine in the past three years. Coteau currently has all permits in place for the Freedom Mine to operate through 2031. Permit expansions required to extend the life of the mine through 2042 will be acquired as needed. No mineral processing occurs at the Freedom Mine.

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

The Falkirk Mine, operated by Falkirk, is located approximately 50 miles north of Bismarck, North Dakota on a paved access road off U.S. Highway 83 (Figure 2.3). Falkirk holds 341 leases granting the right to extract approximately 43,600 acres of coal interests and the right to utilize approximately 22,475 acres of surface interests. In addition, Falkirk owns in fee 40,722 acres of surface interests and 2,148 acres of coal interests. Substantially all of the leases held by Falkirk were acquired in the early 1970s with initial terms that have been further extended by the continuation of mining operations.

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

The total cost of the property, plant and equipment, net of applicable accumulated amortization, depreciation and impairment as of December 31, 2025 is $70.7 million.

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

The total cost of the property, plant and equipment, net of applicable accumulated amortization, depreciation and impairment as of December 31, 2025 is $97.0 million.

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

5.0 Facilities and Equipment

The facilities and equipment for each of the coal mines are maintained to allow for safe and efficient operation. The equipment is well maintained, in good physical condition and is either updated or replaced periodically with newer models or upgrades available to keep up with modern technology. As equipment wears out, the mines evaluate what replacement option will be the most cost-efficient, including the evaluation of both new and used equipment, and proceed with that replacement. The mining method and total cost of the property, plant and equipment, net of applicable accumulated amortization, depreciation and impairment as of December 31, 2025 is set forth in the chart below:

Location	Mining Method	Total Historical Cost of Mine Property, Plant and Equipment, Net of Applicable Accumulated Amortization, Depreciation and Impairment

Unconsolidated Mining Operations		(in millions)
Freedom Mine — The Coteau Properties Company	Dragline operation with 3 draglines	$195.5
Falkirk Mine — The Falkirk Mining Company	Dragline operation with 3 draglines	$70.7
Coyote Creek Mine — Coyote Creek Mining Company, LLC	Dragline operation with 1 dragline	$97.0
Consolidated Mining Operations
Red Hills Mine — Mississippi Lignite Mining Company	Dragline operation with 1 dragline	$54.4
Contract Mining Segment - Operations

Contract Mining provides contract mining services for independently owned mines and quarries, primarily operating and maintaining draglines at limestone quarries and utilizing other mining equipment at sand and gravel quarries. At December 31, 2025, Contract Mining operated 34 draglines and other equipment at 23 quarries. Of the 34 draglines, 8 are owned by us and 26 are owned by customers. At December 31, 2025, Contract Mining had $96.5 million in property, plant and equipment, net of applicable accumulated amortization, depreciation and impairment.

The mining process at the limestone mines involves excavating limestone from a water-filled quarry utilizing draglines. The excavated limestone is transported and processed by the customer. The following locations were operational during 2025:

Location Name	Aggregate	Location	State	Customer	Year NACCO Started Operations
White Rock — North	Limestone	Miami	FL	WRQ	1995
Krome	Limestone	Miami	FL	Cemex	2003
Alico	Limestone	Ft. Myers	FL	Cemex	2004
FEC	Limestone	Miami	FL	Cemex	2005
SCL	Limestone	Miami	FL	Cemex	2006
Central State Aggregates	Limestone	Zephyrhills	FL	McDonald Group	2016
Mid Coast Aggregates	Limestone	Sumter County	FL	McDonald Group	2016
West Florida Aggregates	Limestone	Hernando County	FL	McDonald Group	2016
St. Catherine	Limestone	Sumter County	FL	Cemex	2016
Center Hill	Limestone	Sumter County	FL	Cemex	2016
Inglis	Limestone	Crystal River	FL	Cemex	2016
Titan Corkscrew	Limestone	Ft. Myers	FL	Titan America	2017
Palm Beach Aggregates	Limestone	Loxahatchee	FL	Palm Beach Aggregates	2017
Perry	Limestone	Lamont	FL	Martin Marietta	2018
SDI Aggregates	Limestone	Florida City	FL	Martin Marietta	2018
Newberry	Limestone	Alachua County	FL	Summit Materials/Quikrete	2019
Seven Diamonds	Limestone	Pasco County	FL	Summit Materials/Quikrete	2021
Little River	Sand and gravel	Ashdown	AR	Heidelberg Materials	2021
Rosser (a)	Sand and gravel	Ennis	TX	Heidelberg Materials	2021
Brooksville Cement Plant	Limestone	Brooksville	FL	Cemex	2021
Ash Grove	Limestone	Louisville	NE	Ash Grove, A CRH Company	2022
Fort Myers Quarry	Sand and gravel	Ft. Myers	FL	Martin Marietta	2025
19th Ave Quarry	Sand and gravel	Phoenix	AZ	Cemex	2025
(a) The Contract Mining segment ceased operating at the Rosser location during 2025. The Contract Mining segment mined 0.3 million and 1.2 million tons of sand and gravel at the Rosser location during 2025 and 2024, respectively.

Contract Mining's customers control all of the limestone and sand reserves within their respective mines. Contract Mining has no title, claim, lease or option to acquire any of the reserves at any of the mines where it provides services.
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
Access to the Fort Myers Quarry is by means of a paved road from Alico Road.
Access to the 19th Ave Quarry is by means of paved road from 27th Ave.

Minerals and Royalties - Operations

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

	December 31, 2025		December 31, 2024
	Gross	Net	Gross	Net
Oil	1,663	4.7	1,295	4.3
Natural Gas	851	19.2	922	18.5
Total	2,514	23.9	2,217	22.8

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

The following table includes our estimate of acreage for oil and gas mineral interests, NPRIs, and ORRIs:

	December 31, 2025		December 31, 2024
	Gross Acres	Net Royalty Acres	Gross Acres	Net Royalty Acres
Appalachia	34,661	36,199	34,661	36,199
Gulf Coast	28,012	20,196	27,932	20,105
Permian	130,902	4,973	121,437	4,568
Rockies	13,233	659	13,233	659
Williston	1,194	2,388	1,194	2,388
Total	208,002	64,415	198,457	63,919

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

The following table includes our estimate of developed and undeveloped acreage based on the gross acres in a basin or region and includes mineral interests, NPRIs, and ORRIs:

	December 31, 2025			December 31, 2024
	Developed Acreage	Undeveloped Acreage	Gross Acreage	Developed Acreage	Undeveloped Acreage	Gross Acreage
Appalachia	32,156	2,505	34,661	32,156	2,505	34,661
Gulf Coast	22,271	5,741	28,012	22,191	5,741	27,932
Permian	125,887	5,015	130,902	118,021	3,416	121,437
Rockies	7,696	5,537	13,233	7,696	5,537	13,233
Williston	—	1,194	1,194	—	1,194	1,194
Total	188,010	19,992	208,002	180,064	18,393	198,457

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

Production and Price History
The following table sets forth the estimated oil and natural gas production data related to our mineral and royalty interests as well as certain price and cost information for the years ended December 31:

	2025 (4)	2024 (4)
Production data:
Oil (bbl) (1)	112,308	149,529
NGL (bbl) (1)	72,430	65,053
Residue gas (Mcf) (2)	7,957,946	8,482,414
Total BOE (3)	1,511,063	1,628,318
Average realized prices:
Oil (bbl) (1)	$64.51	$78.45
NGL (bbl) (1)	$23.21	$22.94
Residue gas (Mcf) (2)	$3.13	$2.08
Average unit cost
BOE (3)	$2.58	$2.79
(1) Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume.
(2) Mcf. One thousand cubic feet of natural gas at the contractual pressure and temperature bases.
(3) BOE. Barrel of Oil Equivalent, a conversion factor of 6 MCF of gas was used for 1 equivalent bbl of oil.
(4) As an owner of mineral and royalty interests, our access to information concerning activity and operations of our royalty and mineral interests is limited. As a result, we estimated the last two months of 2025 and 2024 production and pricing data using projections based on decline rates of wells and prior expense information.

Evaluation and Review of Reserves

The reserve estimates as of December 31, 2025 were prepared by Haas & Cobb Petroleum Consultants (Haas & Cobb). Haas & Cobb is an independent, third-party, petroleum engineering firm that meets industry-standards for qualifications, independence, objectivity and confidentiality. The primary technical person, Franklin Stagg, responsible for preparing the Reserve Report, Licensed Professional Engineer in the State of Texas, has been practicing consulting petroleum engineering at Haas & Cobb since 2016 and has over 10 years of industry experience. Haas & Cobb does not own an interest in NACCO or any of our properties, nor is it employed on a contingent basis. A copy of Haas & Cobb's estimated proved reserve report as of December 31, 2025 is incorporated by reference herein to Exhibit 99.1 to this Form 10-K.

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

	Net reserves as of December 31, 2025			Net reserves as of December 31, 2024
	Oil (bbl) (1)	NGL (bbl) (1)	Residue gas (Mcf) (2)	Oil (bbl) (1)	NGL (bbl) (1)	Residue gas (Mcf) (2)
Proved developed	590,134	567,276	27,255,664	620,790	443,650	27,491,840
Proved undeveloped	83,559	17,528	251,964	74,400	30,280	135,830
Total	673,693	584,804	27,507,628	695,190	473,930	27,627,670
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

The Minerals and Royalties Segment’s Vice President of Engineering and Finance is the technical person primarily responsible for overseeing the preparation of the internal reserve estimates and for coordinating with Haas & Cobb in the preparation of the third-party reserve report. The Vice President of Engineering and Finance has over 15 years of industry experience with positions of increasing responsibility and reports directly to the President of Catapult Mineral Partners, our business unit focused on managing and expanding our portfolio of oil and gas mineral and royalty interests.

Estimated Proved Reserves

The following table summarizes changes in proved reserves during the year ended December 31, 2025:

	Estimated Proved Reserves
	Oil (bbl) (1)	NGL (bbl) (1)	Residue gas (Mcf) (2)
December 31, 2024	695,190	473,930	27,627,670
Purchases	31,899	29,325	117,191
Extensions and discoveries	140,256	46,110	3,679,131
Revisions of previous estimates (3)	(217,574)	21,880	(5,460,266)
Production	(32,077)	(15,687)	(1,843,911)
Other	55,999	29,246	3,387,813
December 31, 2025	673,693	584,804	27,507,628

Estimated Proved Undeveloped Reserves (PUDs)

The following table summarizes changes in PUDs during the year ended December 31, 2025:

	Estimated Proved Undeveloped Reserves
	Oil (bbl) (1)	NGL (bbl) (1)	Residue gas (Mcf) (2)
December 31, 2024	74,400	30,280	135,830
Extensions and discoveries	54,481	7,547	172,125
Revisions of previous estimates (3)	(45,322)	(20,299)	(55,991)
December 31, 2025	83,559	17,528	251,964
(1) Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume.
(2) Mcf. One thousand cubic feet of natural gas at the contractual pressure and temperature bases.
(3) Revisions of previous estimates include technical revisions due to changes in commodity prices, historical and projected performance and other factors.

As an owner of mineral and royalty interests, we generally do not have evidence or approval of operators’ development plans. As a result, proved undeveloped reserve estimates are limited to those relatively few locations for which drilling permits have been publicly filed. As of December 31, 2025, PUD reserves consists of 126 wells in various stages of drilling or completions. As of December 31, 2025, approximately 2% of our total proved reserves were classified as PUDs.

Headquarter locations

NACCO leases office space in Highland Hills, Ohio, a suburb of Cleveland, Ohio, which serves as our corporate headquarters.

Utility Coal Mining and Minerals and Royalties lease corporate headquarters office space in Plano, Texas.
Contract Mining leases office and warehouse space in Medley, Florida.

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
At December 31, 2025, there were 631 Class A common stockholders of record and 104 Class B common stockholders of record.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities (1) (2)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (1)
October 1 to 31, 2025	—	$—	—	$7,846,258
November 1 to 30, 2025	—	$—	—	$20,000,000
December 1 to 31, 2025	39,356	$46.70	39,356	$18,162,075
Total	39,356	$46.70	39,356	$18,162,075

(1)    On November 18, 2025, our Board of Directors approved a stock purchase program providing for the purchase of up to $20.0 million of our outstanding Class A common stock through December 31, 2027. See Note 12 to the Consolidated Financial Statements in this Form 10-K for a discussion of our stock repurchase programs.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations include NACCO Industries, Inc.® (NACCO) and its wholly owned subsidiary, NACCO Natural Resources Corporation® (NACCO Natural Resources, and with NACCO collectively, the Company, we, our or us). NACCO Natural Resources brings natural resources to life by delivering aggregates, minerals, reliable fuels and environmental solutions through our robust portfolio of businesses. We operate under three reportable business segments: Utility Coal Mining, Contract Mining and Minerals and Royalties. The Utility Coal Mining segment, operated by North American Coal®, manages surface coal mines that are exclusive, long-term fuel providers for power generation companies. The Contract Mining segment, operated by North American Mining®, is a leading provider of a broad range of specialized, long-term contract mining services. The Minerals and Royalties segment, which includes the Catapult Mineral Partners® (Catapult) business, acquires and promotes the development of mineral and royalty interests and other related investments.

In addition to the reportable segments discussed above, we also operate other businesses that are not currently reported as separate segments. These businesses complement our existing operations and support our long-term growth strategic objectives. Mitigation Resources of North America® (Mitigation Resources) provides natural resource restoration and reclamation services that include stream and wetland mitigation solutions. ReGen Resources is pursuing opportunities to develop new power generation resources.

We also have items not directly attributable to an operating segment. These items primarily include administrative costs related to public company reporting requirements, including management and board compensation, the financial results of developing businesses and Bellaire Corporation (Bellaire). Bellaire manages long-term liabilities related to former Eastern U.S. underground mining activities.

All financial statement line items below operating profit (other expense, including interest expense and interest income, the benefit for income taxes and net income) are presented and discussed within this Form 10-K on a consolidated basis.

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

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
CONSOLIDATED FINANCIAL SUMMARY

Our results of operations were as follows for the years ended December 31:

	2025	2024
Revenues:
Utility Coal Mining	$88,188	$68,611
Contract Mining	140,013	119,600
Minerals and Royalties	37,630	34,579
Unallocated Items	15,080	17,707
Eliminations	(3,713)	(2,789)
Total revenue	$277,198	$237,708
Operating profit (loss):
Utility Coal Mining	$17,155	$24,311
Contract Mining	5,767	5,772
Minerals and Royalties	29,108	28,927
Unallocated Items	(29,962)	(23,317)
Eliminations	(87)	12
Total operating profit	$21,981	$35,705
Interest expense	5,754	5,566
Interest income	(3,052)	(4,428)
Closed mine obligations	457	2,381
Loss (gain) on equity securities	726	(1,805)
Gain on settlement of excess funding liability	(3,590)	—
Pension settlement charge	7,804	—
Other, net	738	345
Other expense, net	8,837	2,059
Income before income tax benefit	13,144	33,646
Income tax benefit	(4,430)	(95)
Net income	$17,574	$33,741

Effective income tax rate	(33.7)%	(0.3)%

The components of the change in revenues and operating profit are discussed below in Segment Results.

Other expense, net
Interest expense increased modestly in 2025 compared with 2024 due to higher average borrowings, partially offset by an increase in capitalized interest and lower average interest rates.

Interest income decreased in 2025 compared with 2024 due to lower earnings on reduced cash balances.

Loss (gain) on equity securities represents changes in the market price of invested assets reported at fair value. The change during 2025 compared with 2024 was due to fluctuations in the market prices of the exchange-traded equity securities. See Note 9 to the Consolidated Financial Statements in this Form 10-K for further discussion of our invested assets reported at fair value.

Closed mine obligations decreased in 2025 compared with 2024 due to a change in the estimate of future water treatment costs at Bellaire. See Note 7 to the Consolidated Financial Statements in this Form 10-K for further discussion of our asset retirement obligations.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)

During 2025, we terminated the NACCO Combined Defined Benefit Plan (Combined Plan) and settled all future obligations by transferring the remaining benefit obligations to a third-party insurance company. Although the plan was over funded, we recognized a $7.8 million non-cash Pension settlement charge. See Note 1 and Note 14 to the Consolidated Financial Statements in this Form 10-K for further information on the Combined Plan.

During 2025, $14.5 million of excess funds from the terminated Falkirk Defined Benefit Plan were directly transferred to the NACCO 401(k) plan. The NACCO 401(k) plan is a qualified replacement plan; therefore, these funds will be utilized to offset future profit sharing contributions to eligible 401(k) plan participants. During 2025, NACCO and Falkirk’s former customer agreed to settle the corresponding liability for $10.9 million, resulting in a $3.6 million Gain on settlement of excess funding liability. See Note 1 to the Consolidated Financial Statements in this Form 10-K for further information on the excess funds.

Income Taxes
We recorded an income tax benefit of $4.4 million for the year ended December 31, 2025 on income before income tax of $13.1 million, or (33.7)%, compared to an income tax benefit of $0.1 million on income before income tax of $33.6 million, or (0.3)%, for the year ended December 31, 2024. The years ended December 31, 2025 and 2024 included $1.9 million and $4.0 million of discrete tax benefits, primarily for deferred tax adjustments and the reversal of uncertain tax provisions, respectively. Excluding the respective $1.9 million and $4.0 million of discrete tax benefits, the effective income tax rate was (19.5)% and 11.5% in 2025 and 2024, respectively.

The change in the effective income tax rate for 2025 compared to 2024, excluding the impact of discrete items, is primarily due to an increase in losses at entities that do not benefit from percentage depletion. Losses generated by these entities generate tax deductions at the statutory rate. This shift in the mix of pre-tax income resulted in a benefit tax rate in 2025. In addition, the benefit from percentage depletion is not directly related to the amount of pre-tax income recorded in a period. Accordingly, in periods where income or loss before income tax is relatively small, the proportional effect of the benefit from percentage depletion on the effective tax rate may be significant. When income tax expense is recorded, the benefit from percentage depletion decreases the effective income tax rate, while the effect is to increase the effective income tax rate when a benefit for income taxes is recorded.

See Note 13 to the Consolidated Financial Statements in this Form 10-K for further discussion of our income taxes.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
The following tables detail the change in cash flow for the years ended December 31:

	2025	2024	Change
Operating activities:
Net income	$17,574	$33,741	$(16,167)
Depreciation, depletion and amortization	25,277	24,652	625
Deferred income taxes	58	1,517	(1,459)
Stock-based compensation	8,280	5,832	2,448
Gain on sale of assets	(286)	(5,146)	4,860
Inventory impairment charges	6,986	9,643	(2,657)
Pension settlement charge	7,804	—	7,804
Other	8,006	(3,352)	11,358
Changes in operating assets and liabilities	(22,790)	(44,598)	21,808
Net cash provided by operating activities	50,909	22,289	28,620

Investing activities:
Expenditures for property, plant and equipment and acquisition of mineral interests	(53,286)	(55,419)	2,133
Proceeds from the sale of assets	2,799	822	1,977
Equity method investment	(16,702)	(16,556)	(146)
Return of equity method investment	3,295	—	3,295
Other	(282)	(139)	(143)
Net cash used for investing activities	(64,176)	(71,292)	7,116

Cash flow before financing activities	$(13,267)	$(49,003)	$35,736

The $28.6 million favorable change in net cash provided by operating activities during 2025 compared with 2024 was primarily due to changes in operating assets and liabilities. Inventory levels at December 31, 2025 and December 31,2024 were relatively consistent, whereas inventories increased during 2024. Accounts receivable decreased during 2025 due to the timing of collections, whereas accounts receivable increased during 2024. These favorable items were partially offset by an unfavorable change in accrued expenses, mainly attributable to a decrease in accrued payroll during the 2025 period, whereas accrued payroll increased during 2024.

	2025	2024	Change
Financing activities:
Net additions to long-term debt and revolving credit agreements	$11	$55,710	$(55,699)
Debt issuance costs	—	(2,415)	$2,415
Cash dividends paid	(7,335)	(6,624)	(711)
Purchase of treasury shares	(2,534)	(9,944)	7,410
Net cash (used for) provided by financing activities	$(9,858)	$36,727	$(46,585)

The change in net cash (used for) provided by financing activities was primarily due to relatively consistent debt borrowings during 2025 compared with additions during 2024. This change was partially offset by decreases in share repurchases and debt

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
issuance costs during 2025. See Note 12 to the Consolidated Financial Statements in this Form 10-K for a discussion of our stock repurchase programs.

Financing Activities
In September 2024, NACCO Natural Resources amended its secured revolving line of credit (Facility) to increase the revolving credit commitments to $200.0 million and extend the maturity to September 2028. Borrowings outstanding under the Facility were $75.0 million at December 31, 2025. At December 31, 2025, the excess availability under the Facility was $74.5 million, which reflects a reduction for outstanding letters of credit of $50.5 million.

NACCO has not guaranteed any borrowings of NACCO Natural Resources. The Facility allows for the payment to NACCO of dividends and advances under certain circumstances. Dividends (to the extent permitted by the Facility) and management fees are the primary sources of cash for NACCO and enable us to pay dividends to stockholders and repurchase shares.

The Facility has performance-based pricing, which sets interest rates based upon NACCO Natural Resources achieving various levels of debt to EBITDA ratios, as defined in the Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective December 31, 2025, for base rate and Term Secured Overnight Financing Rate loans were 1.50% and 2.50%, respectively. The Facility has a commitment fee which is based upon achieving various levels of net debt to EBITDA ratios. The commitment fee was 0.40% on the unused commitment at December 31, 2025. During the years ended December 31, 2025 and December 31, 2024, the average borrowing under the Facility was $57.3 million and $27.2 million, respectively, and the weighted-average annual interest rate was 7.21% and 8.83%, respectively.

The Facility contains restrictive covenants, which require, among other things, NACCO Natural Resources to maintain a maximum net debt to EBITDA ratio of 2.75 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum net debt to EBITDA ratio of 1.50 to 1.00, or if greater than 1.50 to 1.00, a Fixed Charge Coverage Ratio of 1.10 to 1.00. At December 31, 2025, NACCO Natural Resources was in compliance with all financial covenants in the Facility.

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

Expenditures for property, plant and equipment and mineral interests

Following is a table which summarizes expenditures (in millions):

	Planned	Actual	Actual
	2026	2025	2024
NACCO	$89.0	$53.3	$55.4

Actual expenditures for 2025 were $8.0 million in the Utility Coal Mining Segment, $32.0 million in the Contract Mining segment, $7.7 million in the Minerals and Royalties segment and $5.6 million in growth business included in Unallocated Items. Capital expenditures were primarily for a dragline and dragline related improvements in the Contract Mining segment.

Capital expenditures for 2026 are expected to be up to $6 million in the Utility Coal Mining segment, $36 million in the Contract Mining segment, $20 million in the Minerals and Royalties segment and $27 million in growth businesses included in

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
Unallocated Items. The majority of these expenditures relate to business development opportunities and will only be made if the projects meet our growth investment criteria. Expenditures are expected to be funded from internally generated funds and/or bank borrowings.

Capital Structure

NACCO's consolidated capital structure is presented below:

	December 31
	2025	2024	Change
Cash and cash equivalents	$49,708	$72,833	$(23,125)
Other net tangible assets	500,411	451,962	48,449
Intangible assets, net	4,725	5,475	(750)
Net assets	554,844	530,270	24,574
Total debt	(100,895)	(99,514)	(1,381)
Closed mine obligations	(24,706)	(25,809)	1,103
Total equity	$429,243	$404,947	$24,296
Debt to total capitalization	19%	20%	(1)%

The increase in other net tangible assets was mainly the result of increases in Property, plant and equipment, the Equity method investment in Eiger Resources and the establishment of the Prepaid profit sharing asset during 2025.

During 2025, we invested an additional $15.0 million in Eiger Resources, which holds operated and non-operated working interests in oil and natural gas assets in the Kansas and the Oklahoma portion of the Hugoton basin. This resulted in an increase in Equity method investment in Eiger Resources. See Note 1 to the Consolidated Financial Statements in this Form 10-K for further information on Eiger Resources.

The excess funds from the terminated Combined Plan as well as the excess funds from the Falkirk Defined Benefit Plan will be utilized by the NACCO 401(k) plan, which is a qualified replacement plan. These funds will be used for future profit sharing contributions to eligible 401(k) plan participants, which resulted in an increase in Prepaid profit sharing. See Note 1 to the Consolidated Financial Statements in this Form 10-K for further information on the excess funds.
Contractual Obligations, Contingent Liabilities and Commitments
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
We utilize letters of credit to support commitments made in the ordinary course of business. As of December 31, 2025 and 2024, outstanding letters of credit totaled $50.5 million and $30.9 million, respectively.
ENVIRONMENTAL MATTERS

We are affected by the regulations of numerous agencies, particularly the Federal Office of Surface Mining, the U.S. Environmental Protection Agency, the U.S. Army Corps of Engineers and associated state regulatory authorities. In addition, we closely monitor proposed legislation and regulation concerning SMCRA, CAA, ACE, CWA, RCRA, CERCLA, OBBBA and other regulatory actions. See Item 1 and Item 1A. in Part I of this Form 10-K for further discussion of these matters.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
SEGMENT RESULTS

UTILITY COAL MINING SEGMENT

FINANCIAL REVIEW
See Item 2. Properties on page 25 in this Form 10-K for discussion of our mineral resources and mineral reserves.
Tons of coal delivered by the Utility Coal Mining segment were as follows for the years ended December 31:

	2025	2024
Unconsolidated mines	20,400	21,308
Consolidated mines	2,730	1,922
Total tons delivered	23,130	23,230
The results of operations for the Utility Coal Mining segment were as follows for the years ended December 31:

	2025	2024
Revenues	$88,188	$68,611
Cost of sales	94,155	79,375
Gross loss	(5,967)	(10,764)
Earnings of unconsolidated operations(a)	54,471	51,821
Business interruption insurance recoveries	—	13,612
Selling, general and administrative expenses	30,702	30,112
Amortization of intangible assets	750	531
Gain on sale of assets	(103)	(285)
Operating profit	$17,155	$24,311
(a) See Note 16 to the Consolidated Financial Statements in this Form 10-K for a discussion of our unconsolidated subsidiaries, including summarized financial information.
2025 Compared with 2024

Revenues increased 28.5% in 2025 compared with 2024 primarily due to an increase in customer requirements at MLMC partially offset by a reduction in the contractually determined per ton sales price. A boiler issue at the customer's Red Hills Power Plant reduced customer requirements in 2024.

The following table identifies the components of change in Operating profit for 2025 compared with 2024:

Operating Profit
2024	$24,311
Increase (decrease) from:
Business interruption insurance recoveries in 2024	(13,612)
Selling, general and administrative expenses	(590)
Amortization of intangibles	(219)
Net change on sale of assets	(182)
Gross loss	4,797
Earnings of unconsolidated operations	2,650
2025	$17,155

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
Operating profit decreased by $7.2 million in 2025 compared with 2024 primarily due to the absence of MLMC's business interruption insurance recoveries for the boiler issue at the Red Hills Power Plant. This unfavorable change was partially offset by a decrease in gross loss and an increase in earnings of unconsolidated operations. Gross loss was favorable during 2025 compared with the 2024 period, primarily due to an increase in customer requirements and a reduction in cost per ton delivered. The increase in earnings of unconsolidated operations was primarily due to a higher per ton management fee at Falkirk as temporary price concessions ended in the second quarter of 2024.

CONTRACT MINING SEGMENT

FINANCIAL REVIEW
Aggregate tons delivered by the Contract Mining segment were as follows for the years ended December 31:

	2025	2024
Total tons delivered	54,885	54,963
The results of operations for the Contract Mining segment were as follows for the years ended December 31:

	2025	2024
Total revenues	$140,013	$119,600
Reimbursable costs	91,116	74,636
Revenues excluding reimbursable costs	$48,897	$44,964

Revenues	$140,013	$119,600
Cost of sales	129,876	110,821
Gross profit	10,137	8,779
Earnings of unconsolidated operations(a)	4,789	5,010
Selling, general and administrative expenses	9,321	8,365
Gain on sale of assets	(162)	(348)
Operating profit	$5,767	$5,772
(a) See Note 16 to the Consolidated Financial Statements in this Form 10-K for a discussion of our unconsolidated subsidiaries, including summarized financial information.
2025 Compared with 2024

Total revenues increased in 2025 compared with 2024, primarily due to an increase in reimbursable costs, which have an offsetting amount in cost of sales and have no impact on gross profit. Revenues excluding reimbursable costs increased 8.7% in 2025 compared with 2024, mainly due to an increase in part sales.

The following table identifies the components of change in Operating profit for 2025 compared with 2024.

Operating Profit
2024	$5,772
Increase (decrease) from:
Gross profit	1,358
Selling, general and administrative expenses	(956)
Net change on sale of assets	(186)
Earnings of unconsolidated operations	(221)
2025	$5,767

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
Operating profit was comparable during 2025 and 2024. An increase in gross profit was largely offset by an increase in selling, general and administrative expenses. The improvement in gross profit was mainly the result of an increase in part sales partially offset by a $1.1 million charge to establish a loss contingency in 2025. The increase in selling, general and administrative expenses during 2025 was primarily the result of higher employee-related costs, partially offset by the absence of a $0.9 million prior year charge to establish an allowance against a customer receivable.

MINERALS AND ROYALTIES SEGMENT
FINANCIAL REVIEW
Oil and natural gas prices have been historically volatile and may continue to be volatile in the future. The table below shows the average price as reported by the United States Energy Information Administration for the years ended December 31:

	2025	2024
West Texas Intermediate Average Crude Oil Price	$65.46	$76.55
Henry Hub Average Natural Gas Price	$3.53	$2.19

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

See Item 2. Properties on page 40 in this Form 10-K discussion of our proved reserves.

The results of operations for the Minerals and Royalties segment were as follows for the years ended December 31:

	2025	2024
Oil and natural gas revenues	$31,307	$27,157
Other revenues	6,323	7,422
Total Revenues	$37,630	$34,579

Total Revenues	$37,630	$34,579
Cost of sales	5,666	5,234
Gross profit	31,964	29,345
Earnings of unconsolidated operations	2,571	647
Selling, general and administrative expenses	5,444	5,577
Gain on sale of assets	(17)	(4,512)
Operating profit	$29,108	$28,927

Revenues increased 8.8% in 2025 compared with 2024 primarily due to an increase in natural gas revenue as a result of higher natural gas prices and increased production, partially offset by a decrease in oil revenue as a result of lower oil prices and decreased production.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
The following table identifies the components of change in Operating profit for 2025 compared with 2024.

Operating Profit
2024	$28,927
Increase (decrease) from:
Gross profit	2,619
Earnings of unconsolidated operations	1,924
Selling, general and administrative expenses	133
Gain on sale of assets	(4,495)
2025	$29,108

Operating profit increased by $0.2 million in 2025 compared with 2024, primarily due to improvements in gross profit and earnings of unconsolidated operations. The increase in gross profit was mainly due to higher natural gas revenues. The increase in earnings of unconsolidated operations was primarily related to an additional investment in Eiger Resources during the fourth quarter of 2024. These increases were partially offset by the absence of a $4.5 million prior year gain on sale of land.

UNALLOCATED ITEMS AND ELIMINATIONS

FINANCIAL REVIEW
Unallocated Items and Eliminations were as follows for the years ended December 31:

	2025	2024
Operating loss	$(30,049)	$(23,305)
2025 Compared with 2024

Operating loss increased during 2025 compared with 2024 primarily due to an increase in selling, general and administrative expenses. This increase was mainly the result of higher employee-related costs and increased costs related to our business development projects. Employee-related costs increased primarily due to elevated medical costs and higher share-based incentive compensation expense as a result of an increase in our share price during 2025.

NACCO Industries, Inc. Outlook

NACCO Industries is a growing diversified natural resources company with a unique business model strategically positioned to deliver stable and growing financial returns over the long term. Our business model is purposely built for durability and resilience with an expanding portfolio of long-term contracts, relationships and investments that leverage our proven operational expertise, disciplined capital allocation and an entrepreneurial yet patient approach. We have methodically built unique capabilities and clear competitive advantages that allow us to pursue a wide range of growth opportunities, often completely integrated into customers’ operations in partnership-based relationships. We have multiple vectors for value creation, and we are steadfastly committed to delivering compounding returns and expanding investor value over the long term.
Our foundation rests on a stable base of long-term coal-mining contracts and legacy mineral and royalty assets, which generate dependable recurring cash flows. As new long-term contracts and investments are added across the Company, these new multi-year agreements create a “layering” effect as their contributions compound. This provides cash flow stability. The momentum our operations experienced in 2025, particularly in the second half, is expected to continue into 2026, with meaningful year-over-year improvements in consolidated operating profit, net income and EBITDA.

At our Utility Coal Mining segment, operated by North American Coal, we expect an increase in operating profit compared with 2025. Improvements at MLMC as a result of an increase in the contractually determined per ton sales price are expected

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
to be partly offset by lower earnings at the unconsolidated mining operations due to reduced income associated with the wind down of reclamation services at Sabine.

While we expect modest year-over-year improvements at MLMC, the customer's power plant began a maintenance outage in mid-February 2026. The power plant is expected to resume operations in mid-March. Any delay or further changes in demand, dispatch and/or reduced mechanical availability at the power plant could decrease current expectations.

The Contract Mining segment, operated by North American Mining, serves as our primary mining growth platform. Through continued geographic and mineral expansion, we are building a growing portfolio of long-term contracts that strengthen the foundation for sustained profitability. In October 2025, we secured a multi-year dragline services contract as part of a U.S. Army Corps of Engineers construction project in Palm Beach County, Florida. We also anticipate commencing operations at a new limestone quarry in Arizona in 2026. We expect the segment to deliver a significant year-over-year increase in operating profit and Segment Adjusted EBITDA as a result of higher customer demand, earnings contributions from new contracts and continued momentum from 2025 activities.

Sawtooth, a North American Mining subsidiary, provides exclusive comprehensive mining services at Thacker Pass, which is owned by a joint venture led by Lithium Americas Corp. (TSX: LAC; NYSE: LAC). Sawtooth will supply all of the lithium-bearing ore requirements for our customer's Thacker Pass lithium processing facility, which is currently under construction. This project is providing stable income during construction and is expected to contribute increased income and long-term cash flows once lithium production commences, which is targeted for late 2027.

The Minerals and Royalties segment, managed by Catapult, has constructed a high-quality, diversified portfolio of oil and gas mineral and royalty interests in the United States. The Catapult team is expanding its portfolio by leveraging a data-driven approach to capital deployment that incorporates a longer-term view of production and development. We believe this provides a competitive advantage in the U.S. market.

In July 2025, Catapult completed a $4.2 million acquisition of mineral interests within the Permian Basin. The acquisition includes a mix of producing wells, as well as additional development opportunities with existing operators in the area. This segment also has an investment in a company that holds operated and non-operated working interests in oil and natural gas assets. While these investments are expected to contribute favorably to 2026, commodity price forecasts as well as development and production assumptions are expected to result in an overall year-over-year decrease in Minerals and Royalties' operating profit and Segment Adjusted EBITDA, particularly in the second half of the year. Our forecast was developed prior to recent events in the Middle East. Any changes in commodity prices or production as a result of this conflict could alter current expectations.

Mitigation Resources provides natural resource restoration and reclamation services that include stream and wetland mitigation solutions. Mitigation Resources is successfully leveraging its strong reputation and clear competitive strengths to expand into additional mitigation, restoration and reclamation markets. Mitigation Resources is expected to deliver increasing profitability over time from the sale of mitigation credits and as reclamation and restoration services expand. This business, while currently variable in performance due to permit and project timing, is expected to generate a profit in the second half of 2026 and move toward more consistent results over time as the business expands.

We continue to invest in our businesses to drive future growth. In 2026, we anticipate total capital expenditures of up to $89 million. The majority of these expenditures relate to business development opportunities and will only be made if the projects meet our growth investment criteria. These anticipated capital investments are expected to result in a use of cash before financing greater than in 2025.

Our businesses provide critical inputs for electricity generation, construction and development, and the production of industrial minerals and chemicals. As the need for uninterrupted energy grows, industry fundamentals for natural resources are expected to continue to strengthen, reinforcing the critical need to keep existing, reliable baseload resources online. In 2026, the National Coal Council, an advisory committee to the U.S. Secretary of Energy, was re-established. This council is focused on advising the Department of Energy on reinforcing coal’s strategic role in U.S. energy policy and providing actionable advice on sustaining coal plant operations and prioritizing coal to support grid reliability to support our country’s economic competitiveness and national security. The re-establishment of this council and the underlying improving regulatory

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share and Percentage Data)
environment reinforce our confidence in our prospects for 2026, our overall business trajectory and longer-term growth opportunities.

Our conservative approach to maintaining a strong capital structure and operating discipline minimizes risk, while the compounding effect of a growing portfolio of long-term contracts and deliberate growth investments create a robust foundation for cash flow growth. With a perspective that spans decades, we are methodically building a strong, stable business that is expected to deliver annuity-like returns. This long-term view allows us to leverage our core skills for strategic, measured expansion and pursue opportunities with longer-term horizons and higher returns. We pursue opportunities that other companies with shorter time horizons might overlook. Our commitment is to generate increasing cash flows and return value to stockholders, whether through reinvestment for growth or direct returns such as share repurchases and payment of dividends. We remain confident in our ability to drive growth, expand our capabilities and reward shareholders over the long run.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure for the two-year period ended December 31, 2025 that require disclosure pursuant to this Item 9.

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
Management's report on internal control over financial reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation under the framework, management concluded that our internal control over financial reporting was effective as of December 31, 2025. Our effectiveness of internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 15 of this Form 10-K and incorporated herein by reference.
Changes in internal control: There have been no changes in our internal control over financial reporting, that occurred during the fourth quarter of 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION
During the fourth quarter of 2025, none of our directors or executive officers adopted or terminated a Rule 10b5-1 Trading Plan, or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to our Directors will be set forth in the 2026 Proxy Statement under the subheadings Part III — Proposals To Be Voted On At The 2026 Annual Meeting — Proposal 1 — Election of Directors which information is incorporated herein by reference.
Information with respect to the audit review committee and the audit review committee financial expert will be set forth in the 2026 Proxy Statement under the subheading Part I — Corporate Governance Information — Directors' Meetings and Committees, which information is incorporated herein by reference.
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 by our Directors, executive officers and holders of more than ten percent of our equity securities will be set forth in the 2026 Proxy Statement under the subheading Part IV — Other Important Information, which information is incorporated herein by reference.
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
We have adopted an insider trading policy that governs the purchase, sale and other disposition of our securities by our directors, officers and employees that is designated to promote compliance with insider trading laws, rules, regulations and applicable listing standards. A copy of our insider trading policy was filed as Exhibit 19 to the Annual Report on Form 10-K for the year ended December 31, 2024.

Item 11. EXECUTIVE COMPENSATION
Information with respect to executive compensation will be set forth in the 2026 Proxy Statement under the headings Part II — Executive Compensation Information and Part III — Proposals To Be Voted On At The 2026 Annual Meeting — Proposal 1 — Election of Directors, which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2026 Proxy Statement under the subheading Part IV — Other Important Information — Beneficial Ownership of Class A Common and Class B Common, which information is incorporated herein by reference.
Information with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance will be set forth in the 2026 Proxy Statement under the subheading Part IV — Other Important Information — Equity Compensation Plan Information, which information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to certain relationships and related transactions will be set forth in the 2026 Proxy Statement under the subheadings Part I — Corporate Governance Information — Review and Approval of Related-Person Transactions, which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services will be set forth in the 2026 Proxy Statement under the heading Part III — Proposals To Be Voted On At The 2026 Annual Meeting — Proposal 5 — Ratification of the Appointment of Company's Independent Registered Public Accounting Firm, which information is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) and (2) The response to Item 15(a)(1) and (2) is set forth beginning at page F-1 of this Form 10-K.
(b) Financial Statement Schedules — The response to Item 15(c) is set forth beginning at page F-40 of this Form 10-K.
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

10.14
Amendment to Consulting Agreement, dated as of December 19, 2024, between NACCO Industries, Inc. and Alfred M. Rankin, Jr., is incorporated by reference to Exhibit 10.1 of NACCO Industries, Inc.'s Current Report on Form 8-K, filed on December 23, 2024, Commission File Number 1-9172.

Exhibit Number	Exhibit Description
10.15*
NACCO Industries, Inc. Short-Term Incentive Compensation Plan (Effective as of March 1, 2019) is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on February 13, 2019, Commission File Number 1-9172.

10.16*
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

10.19*
Amendment No. 2 to The North American Coal Corporation Supplemental Retirement Benefit Plan (Amended and Restated as of January 1, 2008) is incorporated herein by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, Commission File Number 1-9172.

10.20
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

10.27
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

10.30
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
10.31
Termination Agreement and Release, by and among The Falkirk Mining Company, Great River Energy and NoDak Energy Investments Corporation, dated June 30, 2021, is incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q, filed by the Company on August 4, 2021, Commission File Number 1-9172.

10.32
Amendment No. 1 to Termination Agreement and Release, by and between The Falkirk Mining Company, NoDak Energy Investments Corporation and Great River Energy, dated as of December 28, 2021, is incorporated herein by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, Commission File Number 1-9172.

10.33***
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

10.35
Second Amendment to Coal Sales Agreement, by and between the Falkirk Mining Company and Rainbow Energy Center, LLC, dated August 5, 2022, is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed by the Company on November 2, 2022, Commission File Number 1-9172.

10.36***
Guaranty by REMC Assets, LP, dated June 17, 2021, is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed by the Company on August 4, 2021, Commission File Number 1-9172.

10.37***
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

10.41
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

10.42
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

10.43*
Amendment No. 3 to The North American Coal Corporation Supplemental Retirement Benefit Plan (Amended and Restated as of January 1, 2008) is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed by the Company on October 30, 2013, Commission File Number 1-9172.

10.44*
Amendment No. 4 to The North American Coal Corporation Supplemental Retirement Benefit Plan (Amended and Restated as of January 1, 2008) is incorporated herein by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, Commission File Number 1-9172.

10.45*
Amendment No. 5 to The North American Coal Corporation Supplemental Retirement Benefit Plan (Amended and Restated as of January 1, 2008) is incorporated herein by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, Commission File Number I-9172.

10.46*
Amendment No. 6 to The North American Coal Corporation Supplemental Retirement Benefit Plan (Amended and Restated as of January 1, 2008) is incorporated herein by reference to Exhibit 10.52 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, Commission File Number I-9172.

Exhibit Number	Exhibit Description
10.47
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

10.48*
The North American Coal Corporation Excess Retirement Plan (Amended and Restated Effective January 1, 2020) is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on December 18, 2019, Commission File Number 1-9172.

10.49*
The NACCO Natural Resources Excess Retirement Plan (Effective January 1, 2025) is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on December 17, 2024, Commission File Number 1-9172.

10.50*
Amendment No. 1 to the NACCO Natural Resources Excess Retirement Plan (Effective January 1, 2026) is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on December 16, 2025, Commission File Number 1-9172.

10.51
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

10.52
Revolving Credit Commitment Increase Agreement, dated as of December 10, 2021 is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on December 13, 2021. Commission File Number 1-9172.

10.53
ESG Amendment to Amended and Restated Credit Agreement, dated as of June 30, 2022, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on July 7, 2022. Commission File Number 1-9172.

10.54
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

(19)
NACCO Industries, Inc. Insider Trading Policy is incorporated herein by reference to Exhibit 19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, Commission File Number I-9172.

(21**)	Subsidiaries. A list of the subsidiaries of the Company is attached hereto as Exhibit 21.
(23) Consents of experts and counsel.

23.1**	Consents of experts and counsel.
23.2**	Consent of Qualified Person.
23.3**	Consent of Qualified Person.
23.4**	Consent of experts and counsel.
(24) Powers of Attorney.

24.1**	A copy of a power of attorney for John S. Dalrymple is attached hereto as Exhibit 24.1.
24.2**	A copy of a power of attorney for John P. Jumper is attached hereto as Exhibit 24.2.
24.3**	A copy of a power of attorney for Dennis W. LaBarre is attached hereto as Exhibit 24.3.
24.4**	A copy of a power of attorney for W. Paul McDonald is attached hereto as Exhibit 24.4.
24.5**	A copy of a power of attorney for Michael S. Miller is attached hereto as Exhibit 24.5.
24.6**	A copy of a power of attorney for Alfred M. Rankin, Jr. is attached hereto as Exhibit 24.6.
24.7**	A copy of a power of attorney for Matthew M. Rankin is attached hereto as Exhibit 24.7.
24.8**	A copy of a power of attorney for Valerie Gentile Sachs is attached hereto as Exhibit 24.8.
24.9**	A copy of a power of attorney for Robert S. Shapard is attached hereto as Exhibit 24.9.
24.10**	A copy of a power of attorney for Britton T. Taplin is attached hereto as Exhibit 24.10.

Exhibit Number	Exhibit Description
(31) Rule 13a-14(a)/15d-14(a) Certifications.
31(i)(1) **	Certification of J.C. Butler, Jr. pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31(i)(1).
31(i)(2) **	Certification of Elizabeth I. Loveman pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act is attached hereto as Exhibit 31(i)(2).
(32)****	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by J.C. Butler, Jr. and Elizabeth I. Loveman.
(95)**	Mine Safety Disclosure Exhibit.
96.1
Technical Report Summary relating to the Mississippi Lignite Mining Company, effective date as of December 31, 2024, is incorporated herein by reference to Exhibit 96.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, Commission File Number I-9172.

(97.1)
NACCO Industries, Inc. Dodd-Frank Clawback Policy is incorporated herein by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, Commission File Number I-9172.

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

March 4, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ J.C. Butler, Jr.	President and Chief Executive Officer (principal executive officer)	March 4, 2026
J.C. Butler, Jr.

/s/ Elizabeth I. Loveman	Senior Vice President and Controller (principal financial and accounting officer)	March 4, 2026
Elizabeth I. Loveman

*John S. Dalrymple	Director	March 4, 2026
John S. Dalrymple

* John P. Jumper	Director	March 4, 2026
John P. Jumper

* Dennis W. LaBarre	Director	March 4, 2026
Dennis W. LaBarre

* W. Paul McDonald	Director	March 4, 2026
W. Paul McDonald

* Michael S. Miller	Director	March 4, 2026
Michael S. Miller

* Alfred M. Rankin, Jr.	Director	March 4, 2026
Alfred M. Rankin, Jr.

* Matthew M. Rankin	Director	March 4, 2026
Matthew M. Rankin

* Valerie Gentile Sachs	Director	March 4, 2026
Valerie Gentile Sachs

*Robert S. Shapard	Director	March 4, 2026
Robert S. Shapard

* Britton T. Taplin	Director	March 4, 2026
Britton T. Taplin

* Elizabeth I. Loveman, by signing her name hereto, does hereby sign this Form 10-K on behalf of each of the above named and designated directors pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.

/s/ Elizabeth I. Loveman	March 4, 2026
Elizabeth I. Loveman, Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a)(1) AND (2), AND ITEM 15(c)
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULES
YEAR ENDED DECEMBER 31, 2025
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of NACCO Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NACCO Industries, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(b) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 4, 2026 expressed an unqualified opinion thereon.

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

Unconsolidated subsidiaries – accounting for variable interest entities

Description of the Matter	As discussed in Note 1 and 16 to the consolidated financial statements, certain of the operating coal mines and entities within the Contract Mining segment, collectively referred to as the “Unconsolidated Subsidiaries,” are variable interest entities (VIEs) and are accounted for under the equity method. In each case, NACCO is not the primary beneficiary of the VIE as it does not exercise financial control. Although NACCO owns 100% of the equity and manages the daily operations of the Unconsolidated Subsidiaries, the Company has determined that the equity capital provided by NACCO is not sufficient to adequately finance the ongoing activities or absorb any expected losses without additional support from the customers. The customers have a controlling financial interest and have the power to direct activities that most significantly affect the economic performance of the entities. As a result, the Company is not the primary beneficiary and therefore does not consolidate these entities’ financial position or results of operations. The Company regularly evaluates if there are reconsideration events which could change the Company's conclusion as to whether these entities meet the definition of a VIE and the determination of the primary beneficiary.

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
March 4, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of NACCO Industries, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited NACCO Industries, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, NACCO Industries, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated March 4, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Cleveland, Ohio
March 4, 2026

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2025	2024
	(In thousands, except per share data)
Revenues	$277,198	$237,708
Cost of sales	238,725	207,952
Gross profit	38,473	29,756
Earnings of unconsolidated operations	61,823	57,476
Business interruption insurance recoveries	—	13,612
Operating expenses
Selling, general and administrative expenses	77,851	69,754
Amortization of intangible assets	750	531
Gain on sale of assets	(286)	(5,146)
	78,315	65,139
Operating profit	21,981	35,705
Other expense (income)
Interest expense	5,754	5,566
Interest income	(3,052)	(4,428)
Closed mine obligations	457	2,381
Loss (gain) on equity securities	726	(1,805)
Gain on settlement of excess funding liability	(3,590)	—
Pension settlement charge	7,804	—
Other, net	738	345
	8,837	2,059
Income before income tax benefit	13,144	33,646
Income tax benefit	(4,430)	(95)
Net income	$17,574	$33,741

Earnings per share:
Basic earnings per share	$2.37	$4.58
Diluted earnings per share	$2.35	$4.55

Basic weighted average shares outstanding	7,423	7,363
Diluted weighted average shares outstanding	7,481	7,411
See notes to the Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2025	2024
	(In thousands)
Net income	$17,574	$33,741
Other comprehensive income (loss)
Current period pension and postretirement plan adjustment, net of $557 tax expense and $205 tax benefit in 2025 and 2024, respectively	1,888	(706)
Pension settlement, net of $1,771 tax benefit in 2025	6,033	—
Reclassification of pension and postretirement adjustments into earnings, net of $115 and $89 tax benefit in 2025 and 2024, respectively	390	308
Total other comprehensive income (loss)	8,311	(398)
Comprehensive income	$25,885	$33,343
See notes to the Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2025	2024
	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$49,708	$72,833
Trade accounts receivable	42,921	49,706
Accounts receivable from affiliates	6,906	5,793
Prepaid profit sharing	11,529	—
Inventories	63,648	94,608
Assets held for sale	12,774	14,159
Prepaid insurance	5,546	1,740
Other current assets	21,860	25,899
Total current assets	214,892	264,738
Property, plant and equipment, net	287,546	259,457
Intangibles, net	4,725	5,475
Mining supplies inventory	34,795	—
Deferred income taxes	14,001	14,641
Investments in unconsolidated subsidiaries	14,750	14,137
Operating lease right-of-use assets	9,595	9,661
Equity securities	17,696	18,663
Equity method investment in Eiger Resources	33,723	19,147
Other non-current assets	29,505	25,768
Total assets	$661,228	$631,687
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$16,060	$17,721
Accounts payable to affiliates	678	1,826
Current maturities of long-term debt	9,080	4,179
Asset retirement obligations	8,185	9,747
Accrued payroll	19,863	22,663
Excess funding liability	5,450	—
Other current liabilities	10,299	8,752
Total current liabilities	69,615	64,888
Long-term debt	16,815	25,335
Long-term revolving credit agreement	75,000	70,000
Operating lease liabilities	7,950	9,042
Asset retirement obligations	39,516	39,780
Retirement benefit plans	4,558	4,787
Other long-term liabilities	18,531	12,908
Total liabilities	231,985	226,740
Stockholders’ equity
Common stock:
Class A, par value $1 per share, 5,864,134 shares outstanding (2024 - 5,730,470 shares outstanding)	5,864	5,730
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,562,963 shares outstanding (2024 - 1,565,359 shares outstanding)	1,563	1,566
Capital in excess of par value	42,427	34,340
Retained earnings	381,130	373,363
Accumulated other comprehensive loss	(1,741)	(10,052)
Total stockholders’ equity	429,243	404,947
Total liabilities and equity	$661,228	$631,687
See notes to the Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2025	2024
	(In thousands)
Operating Activities
Net income	$17,574	$33,741

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	25,277	24,652
Amortization of deferred financing fees	764	619
Deferred income taxes	58	1,517
Stock-based compensation	8,280	5,832
Gain on sale of assets	(286)	(5,146)
Inventory impairment charges	6,986	9,643
Pension settlement charge	7,804	—
Other	7,242	(3,971)
Changes in operating assets and liabilities:
Accounts receivable	2,916	(11,725)
Inventories	(11,439)	(27,250)
Other current assets	(5,177)	(8,677)
Accounts payable	2,668	1,955
Income taxes receivable/payable	(2,935)	(148)
Other current liabilities	(8,823)	1,247
Net cash provided by operating activities	50,909	22,289

Investing Activities
Expenditures for property, plant and equipment	(48,625)	(54,706)
Acquisition of mineral interests	(4,661)	(713)
Proceeds from the sale of assets	2,799	822
Equity method investment	(16,702)	(16,556)
Return of equity method investment	3,295	—
Other	(282)	(139)
Net cash used for investing activities	(64,176)	(71,292)

Financing Activities
Net additions to revolving credit agreement	5,000	60,000
Reductions to long-term debt	(4,643)	(4,914)
(Reductions) additions to note payable to affiliate	(346)	624
Debt issuance costs	—	(2,415)
Cash dividends paid	(7,335)	(6,624)
Purchase of treasury shares	(2,534)	(9,944)
Net cash (used for) provided by financing activities	(9,858)	36,727

Cash and Cash Equivalents
Total decrease for the year	(23,125)	(12,276)
Balance at the beginning of the year	72,833	85,109
Balance at the end of the year	$49,708	$72,833
See notes to the Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2024	$5,883	$1,566	$28,672	$355,873	$(9,654)	$382,340
Stock-based compensation	164	—	5,668	—	—	5,832
Purchase of treasury shares	(317)	—	—	(9,627)	—	(9,944)
Net income	—	—	—	33,741	—	33,741
Cash dividends on Class A and Class B common stock: $0.9000 per share	—	—	—	(6,624)	—	(6,624)
Current period other comprehensive income, net of tax	—	—	—	—	(706)	(706)
Reclassification adjustment to net income, net of tax	—	—	—	—	308	308
Balance, December 31, 2024	$5,730	$1,566	$34,340	$373,363	$(10,052)	$404,947
Stock-based compensation	193	—	8,087	—	—	8,280
Purchase of treasury shares	(62)	—	—	(2,472)	—	(2,534)
Conversion of Class B to Class A shares	3	(3)	—	—	—	—
Net income	—	—	—	17,574	—	17,574
Cash dividends on Class A and Class B common stock: $0.9850 per share	—	—	—	(7,335)	—	(7,335)
Current period other comprehensive income, net of tax	—	—	—	—	1,888	1,888
Pension settlement, net of tax	—	—	—	—	6,033	6,033
Reclassification adjustment to net income, net of tax	—	—	—	—	390	390
Balance, December 31, 2025	$5,864	$1,563	$42,427	$381,130	$(1,741)	$429,243
See notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share, Percentage Data and Oil and Gas Disclosures)

NOTE 1—Principles of Consolidation and Nature of Operations

The accompanying Consolidated Financial Statements include the accounts of NACCO Industries, Inc.® (NACCO) and its wholly owned subsidiary, NACCO Natural Resources Corporation® (NACCO Natural Resources, and with NACCO collectively, the Company, we, our or us). NACCO Natural Resources brings natural resources to life by delivering aggregates, minerals, reliable fuels and environmental solutions through our robust portfolio of businesses. We operate under three business segments: Utility Coal Mining, Contract Mining and Minerals and Royalties. The Utility Coal Mining segment, operated by North American Coal®, manages surface coal mines that are exclusive, long-term fuel providers for power generation companies. The Contract Mining segment, operated by North American Mining®, is a leading provider of a broad range of specialized, long-term contract mining services. The Minerals and Royalties segment, which includes the Catapult Mineral Partners® (Catapult) business, acquires and promotes the development of mineral and royalty interests and other related investments.

In addition to the reportable segments discussed above, we also operate other businesses that are not currently reported as separate segments. These businesses complement our existing operations and support our long-term growth strategic objectives. Mitigation Resources of North America® (Mitigation Resources) provides natural resource restoration and reclamation services that include stream and wetland mitigation solutions. ReGen Resources is pursuing opportunities to develop new power generation resources.

We also have items not directly attributable to an operating segment. These items primarily include administrative costs related to public company reporting requirements, including management and board compensation, the financial results of developing businesses and Bellaire Corporation (Bellaire). Bellaire manages long-term liabilities related to former Eastern U.S. underground mining activities.

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

Utility Coal Mining Segment
The Utility Coal Mining segment operates surface coal mines under exclusive, long-term contracts to supply 100% of the fuel requirements for adjacent power plants and a synfuels plant. Each mine is fully integrated with the operation of these facilities.

As of December 31, 2025, the Utility Coal Mining segment's operating coal mines were: The Coteau Properties Company (Coteau), Coyote Creek Mining Company, LLC (Coyote Creek), The Falkirk Mining Company (Falkirk) and Mississippi Lignite Mining Company (MLMC). Coteau, Falkirk and Coyote Creek are in North Dakota and MLMC is in Mississippi. Each of these mines produce lignite coal. While MLMC’s coal supply contract contains a take or pay provision, all other coal supply contracts are requirements contracts. Certain coal supply contracts can be terminated early, which would result in a reduction to future earnings.

The MLMC contract is the only coal supply contract in which we are responsible for all operating costs, capital requirements and final mine reclamation; therefore, MLMC is consolidated within our financial statements. MLMC sells coal to its customer at a contractually agreed-upon price which adjusts monthly, primarily based on changes in the level of established indices which reflect general U.S. inflation rates and includes adjustments for coal quality and certain reimbursable costs. Profitability at MLMC is affected by customer demand for coal, changes in the contractually determined sales price and actual costs incurred. MLMC's customer operates the Red Hills Power Plant, which supplies electricity to the Tennessee Valley Authority (TVA) under a long-term power purchase agreement. MLMC’s contract with its customer runs through April 1, 2032. Current mine area reserves are sufficient to meet contractual requirements through the 2032 contract term. TVA’s power portfolio includes coal, nuclear, hydroelectric, natural gas and renewables. The decision regarding which power plants to dispatch is determined by TVA. As a significant portion of MLMC’s costs are fixed, reduction in dispatch and/or reduced mechanical availability of the Red Hills Power Plant can materially reduce operating results at MLMC. Conversely, periods of higher

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share, Percentage Data and Oil and Gas Disclosures)
dispatch can improve results. The Red Hills Power Plant operated at below full baseload capacity and experienced periods of reduced mechanical availability during 2024 and 2025. These factors increased per ton operating costs which adversely affected operating results in both 2024 and 2025.

In December 2023, MLMC received notice from its customer related to a boiler issue at the Red Hills Power Plant. While this issue has been resolved, it resulted in a reduction in customer demand which had a significant impact on our results of operations during 2024. We recognized income of $13.6 million in 2024 related to business interruption insurance recoveries that partially offset losses related to the boiler outage.

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

At Coteau, Coyote Creek and Falkirk, we are paid a management fee per ton of coal or heating unit (MMBtu) delivered. Each contract specifies the indices and mechanics by which fees change over time, generally in line with broad measures of U.S. inflation. Our customers are responsible for funding all mine operating costs, including final mine reclamation, and directly or indirectly providing all of the capital required to build and operate the mine. This contract structure eliminates exposure to spot coal market price fluctuations while providing predictable income and cash flow with minimal capital investment. Other than at Coyote Creek, debt financing provided by or supported by the customers is without recourse to us. See Note 16 to the Consolidated Financial Statements in this Form 10-K for further discussion of Coyote Creek's guarantees.

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

Contract Mining Segment
The Contract Mining segment provides value-added contract mining and other services for producers of industrial minerals and products. The segment is a platform for our growth and diversification of mining activities outside of the thermal coal industry. Contract Mining provides contract mining services for independently owned mines and quarries, creating value for our customers by performing the mining aspects of our customers’ operations. This allows customers to focus on their areas of expertise: materials handling and processing, product sales and distribution. As of December 31, 2025, the Contract Mining segment operates at quarries in Florida, Arkansas and Nebraska and is expected to begin operations at a quarry in Arizona during the first half of 2026. Beginning in 2026, the Contract Mining segment will also provide dragline services as part of a U.S. Army Corps of Engineers construction project in Palm Beach County, Florida.

In addition, Contract Mining's subsidiary, Sawtooth, is the exclusive provider of comprehensive mining services for the Thacker Pass lithium project in Humboldt County, Nevada. Thacker Pass is owned by a joint venture between Lithium

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share, Percentage Data and Oil and Gas Disclosures)
Americas Corp. (TSX:LAC) (NYSE: LAC) and General Motors Holdings LLC. The U.S. Department of Energy holds warrants to purchase five percent non-voting, non-transferable equity in this joint venture. Thacker Pass is targeting initial lithium production in late 2027. The contract requires reimbursement for costs of mining, capital expenditures and mine closure. Sawtooth will recognize a contractually agreed upon production fee once the mine is operating. In addition to providing comprehensive mining services, Sawtooth is currently assisting with certain construction services and will transport clay tailings once lithium production commences.

Minerals and Royalties Segment
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

•Royalty Interest. Royalty interests generally result when the owner of a mineral interest leases the underlying minerals to an exploration and production company pursuant to an oil and gas lease. Typically, the resulting royalty interest is a cost-free percentage of production revenues for minerals extracted from the acreage. A holder of royalty interests is generally not responsible for capital expenditures or lease operating expenses, but royalty interests may be calculated net of post-production expenses. Royalty interests leased to producers expire upon the expiration of the oil and gas lease and revert to the mineral owner.
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

As of December 31, 2025 and 2024, the Minerals and Royalties segment holds an equity investment of $33.7 million and $19.1 million, respectively, in Eiger Resources, which holds operated and non-operated working interests in oil and natural gas assets in the Kansas and the Oklahoma portion of the Hugoton basin. Although we own less than 20%, Eiger Resources meets the definition of a VIE. NACCO is not the primary beneficiary of the VIE as it does not exercise financial control; therefore, we do not consolidate the results of these operations within our financial statements. Instead, this contract is accounted for as an equity method investment. Our investment is reported on the line Equity method investment in Eiger Resources in the Consolidated Balance Sheets. The Minerals and Royalties segment records its share of earnings as Earnings of unconsolidated operations on the Consolidated Statements of Operations. Due to the timing and availability of financial information, earnings or losses from this investment are recorded on a one quarter lag.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share, Percentage Data and Oil and Gas Disclosures)
Changes in the Eiger Resources equity method investment balance are summarized as follows:

	December 31
	2025	2024
Beginning balance	$19,147	$2,800
Share of earnings	2,571	647
Capital contributions	15,000	15,700
Distributions received	(2,995)	—
Ending balance	$33,723	$19,147

Excluding the Eiger Resources investment described above, total consideration for acquisitions of mineral and royalty interests was $4.7 million and $0.7 million, in 2025 and 2024, respectively. The 2025 acquisitions include 10.5 thousand gross acres and 0.4 thousand net royalty acres. The 2024 acquisitions included 13.7 thousand gross acres and 0.6 thousand net royalty acres.

The Minerals and Royalties segment also manages legacy royalty and mineral interests located in Ohio (Utica and Marcellus shale natural gas), Louisiana (Haynesville shale and Cotton Valley formation natural gas), Texas (Cotton Valley and Austin Chalk formation natural gas), Mississippi (coal), Pennsylvania (coal, coalbed methane and Marcellus shale natural gas), Alabama (coal, coalbed methane and natural gas) and North Dakota (coal, oil and natural gas). The majority of our legacy reserves were acquired as part of our historical coal mining operations.

Total oil and gas mineral and royalty interests include approximately 208.0 thousand gross acres and 64.4 thousand net royalty acres at December 31, 2025. Net royalty acres are calculated based on our ownership and royalty rate, normalized to a standard 1/8th royalty lease, and assumes a 1/4th royalty rate for unleased acres. See Note 17 for further discussion of Minerals and Royalties.

Other items: At December 31, 2025 and 2024, we had $12.8 million and $14.2 million classified as Assets held for sale on the Consolidated Balance Sheets. During 2025, we sold three draglines that were classified as Assets held for sale as of December 31, 2024 and recognized a $0.1 million gain in the Contract Mining segment, which is included on the line Gain on sale of assets within the Consolidated Statements of Operations. At December 31, 2025, Assets held for sale consists of two draglines not in use in the Contract Mining Segment and an office building in North Dakota in Unallocated Items.

During 2025, we terminated the NACCO Combined Defined Benefit Plan (Combined Plan) and settled all future obligations by transferring the remaining benefit obligations to a third-party insurance company. Although the plan was overfunded, we recognized a non-cash, pension settlement charge of $7.8 million on the line Pension settlement charge within the Consolidated Statements of Operations. The $7.8 million settlement charge accelerated the recognition of the net loss recorded in Accumulated other comprehensive loss that would have otherwise been recognized in subsequent periods. See Note 14 to the Consolidated Financial Statements in this Form 10-K for further information on the Combined Plan.

During 2025, the Company and Falkirk’s former customer agreed to settle the Falkirk Defined Benefit Plan for $10.9 million, resulting in a gain of $3.6 million on the line Gain on settlement of excess funding liability within the Consolidated Statements of Operations. In accordance with the agreement reached with the former customer, $5.5 million was paid to the former customer during 2025. The remaining $5.4 million, recorded on the line Excess funding liability on the Consolidated Balance Sheets at December 31, 2025, will be paid to the former customer in 2026.

The excess funds from the terminated Combined Plan and the Falkirk Defined Benefit Plan will be utilized by the NACCO 401(k) plan, which is a qualified replacement plan. These funds will be used for future profit sharing contributions to eligible 401(k) plan participants. Total remaining funds are $14.6 million as of December 31, 2025. The current portion of $11.5 million is recorded on the line Prepaid profit sharing and the long-term portion of $3.1 million is recorded on the line Other non-current assets on the Consolidated Balance Sheet as of December 31, 2025.

During 2024, we sold land for $7.0 million and recognized a $4.5 million gain in the Minerals and Royalties segment, which is included on the line Gain on sale of assets within the Consolidated Statements of Operations.

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
Acquisition costs of proved royalty and mineral interests are amortized using the units of production method over the life of the property, which is estimated using proved reserves. For purposes of amortization, interests in oil and natural gas properties are grouped in a reasonable aggregation of properties.
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
Stock Compensation: We maintain a long-term incentive program that allow for the grant of shares of Class A common stock, subject to restrictions, as a means of retaining and rewarding selected employees for long-term performance and to increase their ownership in NACCO. Shares awarded under the plans are fully vested and entitle the stockholder to all rights of common

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share, Percentage Data and Oil and Gas Disclosures)
stock ownership except that shares may not be assigned, pledged or otherwise transferred during the restriction period. In general, for shares awarded for years ended December 31, 2025 and December 31, 2024, the restriction period ends at the earliest of (i) three years after the participant's retirement date, (ii) three, five or ten years from the award date, or (iii) the participant's death or permanent disability. Pursuant to the plans, we issued 124,401 and 162,670 shares related to the years ended December 31, 2025 and 2024, respectively. After the issuance of these shares, there were 492,280 shares of Class A common stock available for issuance under these plans. Compensation expense related to these share awards was $7.1 million ($5.6 million net of tax) and $5.2 million ($4.1 million net of tax) for the years ended December 31, 2025 and 2024, respectively. Compensation expense represents fair value based on the market price of the shares of Class A common stock at the grant date.
We also have a stock compensation plan for non-employee directors under which a portion of the annual retainer for each non-employee director is paid in restricted shares of Class A common stock. For the year ended December 31, 2025, $112,000 ($195,000 for the Chairman) of the non-employee director's annual retainer of $179,000 ($300,000 for the Chairman) was paid in restricted shares of Class A common stock. For the year ended December 31, 2024, $110,000 ($150,000 for the Chairman) of the non-employee director's annual retainer of $175,000 ($250,000 for the Chairman) was paid in restricted shares of Class A common stock. Shares awarded under the plan are fully vested and entitle the stockholder to all rights of common stock ownership except that shares may not be assigned, pledged, hypothecated or otherwise transferred during the restriction period. In general, the restriction period ends at the earliest of (i) ten years from the award date, (ii) the date of the director's death or permanent disability, (iii) five years (or earlier with the approval of the Board of Directors) after the director's date of retirement from the Board of Directors, (iv) the date the director has both retired from the Board of Directors and has reached age 70, or (v) at such other time as determined by the Board of Directors in their sole and absolute discretion. Pursuant to this plan, we issued 35,372 and 44,731 shares related to the years ended December 31, 2025 and 2024, respectively. In addition to the mandatory retainer fee received in restricted stock, directors may elect to receive shares of Class A common stock in lieu of cash for up to 100% of the balance of their annual retainer, committee retainer and any committee chairman's fees. These voluntary shares are not subject to any restrictions. There were no shares issued under voluntary elections in 2025 and 2024. After the issuance of these shares, there were 175,687 shares of Class A common stock available for issuance under this plan. Compensation expense related to these awards was $1.5 million ($1.2 million net of tax) and $1.3 million ($1.0 million net of tax) for the years ended December 31, 2025 and 2024, respectively. Compensation expense represents fair value based on the market price of the shares of Class A common stock at the grant date.
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
Recently Issued Accounting Standards

Accounting Standards Adopted in 2025: During 2025, we adopted ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09) on a prospective basis, which requires entities to disclose more detailed information about their effective tax rate reconciliation as well as information on income taxes paid. The adoption of this standard only impacts disclosures and did not have a material impact on our Financial Statements.

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

NOTE 3—Revenue Recognition

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
In the Contract Mining segment, the management service to oversee the operation of the equipment and delivery of aggregates or other minerals is the performance obligation accounted for as a series. Performance momentarily creates an asset that the customer simultaneously receives and consumes; therefore, control is transferred to the customer over time. Consistent with the conclusion that the customer simultaneously receives and consumes the benefits provided, an input-based measure of progress is appropriate. As each month of service is completed, revenue is recognized for the amount of actual costs incurred, plus the management fee or fixed fee and the general and administrative fee (as applicable). Fluctuations in revenue from period to period result from changes in customer demand primarily due to increases and decreases in activity levels on individual contracts and variances in reimbursable costs. Revenue from equipment sales and part sales is recognized upon transfer of control to the customer.

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

Mitigation Resources provides natural resource restoration and reclamation services that include stream and wetland mitigation solutions. For restoration and reclamation services, the service contracts are generally structured as an agreement under which Mitigation Resources is reimbursed for all costs incurred plus a fixed fee. The services provided represent the performance obligation and are accounted for as a series. Performance momentarily creates an asset that the customer simultaneously receives and consumes; therefore, control is transferred to the customer as work is completed. Consistent with the conclusion that the customer simultaneously receives and consumes the benefits provided, an input-based measure of progress is appropriate. As each month of service is completed, revenue is recognized for the amount of actual costs incurred, plus the fixed fee. Fluctuations in revenue from period to period result from increases and decreases in activity levels of individual contracts and variances in reimbursable costs.

Mitigation Resources also generates and sells stream and wetland mitigation credits (known as mitigation banking). In mitigation banking, each mitigation credit sale is considered a separate performance obligation. Mitigation banks are regulated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share, Percentage Data and Oil and Gas Disclosures)
and approved by the U.S. Army Corps of Engineers and other federal, state and local agencies. Mitigation credits are released in phases over the life of the mitigation bank. Revenue is recognized at the point in time that control of each mitigation credit transfers to the customer. Fluctuations in revenue from period to period generally result from changes in timing of mitigation credit releases and/or customer demand.

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

In the Minerals and Royalties segment, we have the right to receive revenues from the sale of oil and natural gas through sales of the third-party lessees in which we own a mineral or royalty interest. Revenue is recognized at the point control of the product is transferred from the operator to the purchaser. Those purchasers remit payment to the operator and the operator, in turn, remits payment to us. Receivables from third-party lessees for which we did not receive actual production information, either due to timing delays or due to the unavailability of data at the time when revenues are recognized, are estimated using expected sales volumes and estimated prices. The difference between our estimates and the actual amounts received is recorded in the month that payment is received from the third-party lessee. We typically receive payment for oil and natural gas sales within 90 days of the month of delivery. For the years ended December 31, 2025 and 2024, differences between our estimates and the actual amounts received from operators were immaterial.

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
Prior Period Performance Obligations: As discussed above, we record royalty income in the month production is delivered to the purchaser. The expected sales volumes and prices for these properties are estimated and recorded in Other current assets in the Consolidated Balance Sheets. The difference between our estimates and the actual amounts received is recorded in the month that payment is received from the third-party lessee. During the years ended December 31, 2025 and 2024, royalty income recognized in the reporting period relating to production satisfied in prior periods was $1.5 million and immaterial, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share, Percentage Data and Oil and Gas Disclosures)
The following table disaggregates revenue by major sources for the years ended December 31:

Major Goods/Service Lines	2025	2024
Utility Coal Mining	$88,188	$68,611
Contract Mining	140,013	119,600
Minerals and Royalties	37,630	34,579
Unallocated Items	15,080	17,707
Eliminations	(3,713)	(2,789)
Total revenues	$277,198	$237,708

Timing of Revenue Recognition
Transferred at a point in time	$92,331	$66,506
Transferred over time	184,867	171,202
Total revenues	$277,198	$237,708

Contract Balances
The opening and closing balances of our current and long-term contract assets and liabilities and receivables are as follows:

	Contract balances
	Trade accounts receivable	Contract asset (current)	Contract asset (long-term)	Contract liability (current)	Contract liability (long-term)
Balance at January 1, 2025	$49,706	$313	$3,500	$484	$5,119
Balance at December 31, 2025	42,921	382	3,500	1,358	10,593
Increase (decrease)	$(6,785)	$69	$—	$874	$5,474

We expect to recognize $1.4 million in 2026, $0.3 million in 2027, $1.2 million in 2028, $0.2 million in 2029 and 2030 and $8.7 million thereafter related to the contract liability remaining at December 31, 2025. The difference between the opening and closing balances of our contract balances results from the timing difference between our performance and the customer’s payment.

We have no contract assets recognized from the costs to obtain or fulfill a contract with a customer.

NOTE 4—Inventories

Inventories are summarized as follows:

	December 31
	2025	2024
Coal	$24,585	$27,076
Mining supplies	73,858	67,532
Total inventories	$98,443	$94,608

The weighted average method is used for inventory valuation. During the year ended December 31, 2025 and 2024, we recorded $7.0 million and $9.6 million of inventory impairment charges, respectively, in the line Cost of sales in the Consolidated Statements of Operations as mining costs exceeded net realizable value of coal inventory at MLMC.

Mining supplies inventory consists primarily of critical spare parts to support Contract Mining’s dragline operations and other general supplies used on day-to-day operations. Mining supplies inventory not expected to be utilized within the next 12 months is classified as long-term on the Consolidated Balance Sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share, Percentage Data and Oil and Gas Disclosures)
NOTE 5—Property, Plant and Equipment, Net

Property, plant and equipment, net includes the following:

	December 31
	2025	2024
Coal lands and real estate	$72,490	$70,766
Mineral interests	73,850	69,148
Plant and equipment	354,447	317,933
Property, plant and equipment, at cost	500,787	457,847
Less allowances for depreciation, depletion and amortization	213,241	198,390
	$287,546	$259,457
Total depreciation, depletion and amortization expense on property, plant and equipment was $24.5 million and $24.1 million during 2025 and 2024, respectively.

NOTE 6—Intangible Assets

We have a coal supply agreement intangible asset which is subject to amortization based on units of production over the term of the lignite sales agreement which expires in 2032. The gross and net balances are set forth in the following table:

	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Balance
Balance at December 31, 2025
Coal supply agreement	$84,200	$(79,475)	$4,725

Balance at December 31, 2024
Coal supply agreement	$84,200	$(78,725)	$5,475

Amortization expense for intangible assets was $0.8 million and $0.5 million in 2025 and 2024, respectively.
NOTE 7—Asset Retirement Obligations

Our obligations associated with the retirement of long-lived assets are recognized at fair value at the time the legal obligations are incurred. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying value of the related long-lived asset within Property, Plant and Equipment, net in the Consolidated Balance Sheets. The asset is depreciated either by the straight-line method or the units-of-production method. The liability is accreted each period until the liability is settled, at which time the liability is removed. The depreciation of the asset and the accretion of the liability are both recorded in the line Cost of sales in the Consolidated Statements of Operations. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share, Percentage Data and Oil and Gas Disclosures)
A reconciliation of our beginning and ending aggregate carrying amount of the asset retirement obligations are as follows:

	Utility Coal Mining	Unallocated Items	NACCO Consolidated
Balance at January 1, 2024	$33,044	$19,569	$52,613
Liabilities settled during the period	(6,115)	(960)	(7,075)
Accretion expense	2,530	1,510	4,040
Revision of estimated cash flows	79	(130)	(51)
Balance at December 31, 2024	$29,538	$19,989	$49,527
Liabilities settled during the period	(5,491)	(1,269)	(6,760)
Accretion expense	2,284	1,553	3,837
Revision of estimated cash flows	2,246	(1,149)	1,097
Balance at December 31, 2025	$28,577	$19,124	$47,701

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

In a previous period, Bellaire established a $5.0 million Mine Water Treatment Trust, which is legally restricted for purposes of settling the Bellaire asset retirement obligation, to assure the long-term treatment of post-mining discharges. The fair value of Bellaire's Mine Water Treatment assets are $13.5 million and $12.3 million at December 31, 2025 and December 31, 2024, respectively, and is recognized as a component of Equity securities in the Consolidated Balance Sheets. See Note 9 for further discussion of the Mine Water Treatment Trust.

NOTE 8—Current and Long-Term Financing

Financing arrangements are obtained and maintained at the subsidiary level. NACCO has not guaranteed any borrowings of our subsidiaries. The following table summarizes our available and outstanding borrowings:

	December 31
	2025	2024
Total outstanding borrowings:
Revolving credit agreement	$75,000	$70,000
Other debt	25,895	29,514
Total debt outstanding	$100,895	$99,514

Current portion of borrowings outstanding	$9,080	$4,179
Long-term portion of borrowings outstanding	91,815	95,335
	$100,895	$99,514

Total available borrowings, net of limitations, under revolving credit agreement	$149,462	$169,102

Unused revolving credit agreement	$74,462	$99,102

Weighted average stated interest rate on total borrowings	6.1%	6.4%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share, Percentage Data and Oil and Gas Disclosures)
Annual maturities of total debt, excluding leases, are as follows:

2026	9,051
2027	3,685
2028	77,925
2029	1,696
2030	1,154
Thereafter	7,327
$100,838
Interest paid on total debt was $7.0 million and $5.3 million during 2025 and 2024, respectively. Interest capitalized was $1.5 million during 2025.
In September 2024, NACCO Natural Resources amended its secured revolving line of credit (Facility) to increase the revolving credit commitments to $200.0 million and extend the maturity to September 2028. Borrowings outstanding under the Facility were $75.0 million at December 31, 2025. At December 31, 2025, the excess availability under the Facility was $74.5 million, which reflects a reduction for outstanding letters of credit of $50.5 million.

The Facility has performance-based pricing, which sets interest rates based upon NACCO Natural Resources achieving various levels of debt to EBITDA ratios, as defined in the Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective December 31, 2025, for base rate and Term Secured Overnight Financing Rate loans were 1.50% and 2.50%, respectively. The Facility has a commitment fee which is based upon achieving various levels of net debt to EBITDA ratios. The commitment fee was 0.40% on the unused commitment at December 31, 2025. During the year ended December 31, 2025 and December 31, 2024, the average borrowing under the Facility was $57.3 million and $27.2 million, respectively, and the weighted-average annual interest rate, including the floating rate margin, was 7.21% and 8.83%, respectively.

The Facility contains restrictive covenants, which require, among other things, NACCO Natural Resources to maintain a maximum net debt to EBITDA ratio of 2.75 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 1.50 to 1.00, or if greater than 1.50 to 1.00, a Fixed Charge Coverage Ratio of 1.10 to 1.00. At December 31, 2025, NACCO Natural Resources was in compliance with all financial covenants in the Facility.

The obligations under the Facility are guaranteed by certain of NACCO Natural Resources' direct and indirect, existing and future domestic subsidiaries, and is secured by certain assets of NACCO Natural Resources and the guarantors, subject to customary exceptions and limitations.

We have a demand note payable to Coteau, one of the unconsolidated subsidiaries, which bears interest based on the applicable quarterly federal short-term interest rate as announced from time to time by the IRS. At December 31, 2025 and 2024, the balance of the note was $7.3 million and $7.7 million and the interest rate was 3.75% and 4.15%, respectively.

We have ten notes payable that are secured by twelve specified units of equipment, bear interest at a weighted average rate of 5.48%, and expire at various dates through 2030. One note includes a principal payment of $4.4 million at the end of the term on December 15, 2026. At December 31, 2025 and 2024, the outstanding balances of the notes payable were $18.5 million and $21.8 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share, Percentage Data and Oil and Gas Disclosures)
NOTE 9—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents our assets accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$17,696	$17,696	$—	$—
Prepaid profit sharing	14,579	14,579	—	—
	$32,275	$32,275	$—	$—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$18,663	$18,663	$—	$—
	$18,663	$18,663	$—	$—

Bellaire's Mine Water Treatment Trust invests in equity securities that are reported at fair value based upon quoted market prices in active markets for identical assets; therefore, they are classified as Level 1 within the fair value hierarchy. The fair value of the Mine Water Treatment Trust was $13.5 million and $12.3 million at December 31, 2025 and December 31, 2024, respectively, and is recognized as a component of Equity securities in the Consolidated Balance Sheets. We recognized gains of $1.4 million and $1.5 million in the years ended December 31, 2025 and 2024, respectively, related to the Mine Water Treatment Trust. See Note 7 for further discussion of Bellaire's Mine Water Treatment Trust.

In a previous period, we invested $2.0 million in equity securities of a public company with a diversified portfolio of royalty producing mineral interests. The investment is reported at fair value based upon quoted market prices in active markets for identical assets; therefore, it is classified as Level 1 within the fair value hierarchy. The fair value of this investment was $4.2 million and $6.3 million at December 31, 2025 and December 31, 2024, respectively, and is recognized as a component of Equity securities in the Consolidated Balance Sheets. We recognized a loss of $2.1 million and a gain of $0.3 million in the years ended December 31, 2025 and 2024, respectively, related to the investment in these equity securities.

The change in fair value of equity securities is reported on the line Loss (gain) on equity securities in the Other expense (income) section of the Consolidated Statements of Operations.

In 2025, excess funds from the terminated Combined Plan and the Falkirk Defined Benefit Plan were transferred to a separate investment account. These funds will be utilized for future profit sharing contributions to eligible 401(k) plan participants. The Prepaid profit sharing balance is reported at fair value based upon quoted market prices in active markets for identical assets; therefore, it is classified as Level 1 within the fair value hierarchy. See Note 1 for further discussion of the Prepaid profit sharing balance.

There were no transfers into or out of Levels 1, 2 or 3 during the years ended December 31, 2025 and 2024.

Other Fair Value Measurement Disclosures: The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair values of revolving credit agreements and long-term debt, excluding finance leases, were determined using current rates offered for similar obligations taking into account subsidiary credit risk, which is Level 2 as defined in the fair value hierarchy. The fair value and the book value of revolving credit agreements and long-term debt, excluding finance leases, was $100.1 million and $100.8 million, respectively, at December 31, 2025 and $97.9 million and $99.4 million, respectively, at December 31, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share, Percentage Data and Oil and Gas Disclosures)
Financial instruments that potentially subject us to concentration of credit risk consist principally of accounts receivable. Under our mining contracts, we recognize revenue and a related receivable as coal or other aggregates are delivered or predevelopment services are provided. These mining contracts generally provide for settlements within 60 days. Our significant credit concentration is uncollateralized; however, historically minimal credit losses have been incurred. To further reduce credit risk associated with accounts receivable, we perform periodic credit evaluations of our customers, but do not generally require advance payments or collateral.

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

Leased assets and liabilities include the following at December 31:

Description	Location	2025	2024
Assets
Operating	Operating lease right-of-use assets	$9,595	$9,661
Finance	Property, plant and equipment, net (a)	52	79

Liabilities
Current
Operating	Other current liabilities	$2,470	$1,973
Finance	Current maturities of long-term debt	29	27
Non-current
Operating	Operating lease liabilities	$7,950	$9,042
Finance	Long-term debt	28	57

(a) Finance leased assets are recorded net of accumulated amortization of less than $0.1 million as of December 31, 2025 and December 31, 2024.

The components of lease expense for the years ended December 31 are as follows:

Description	Location	2025	2024
Lease expense
Operating lease cost	Selling, general and administrative expenses	$2,357	$2,191
Finance lease cost:
Amortization of leased assets	Cost of sales	28	28
Interest on lease liabilities	Interest expense	6	8
Variable lease expense	Selling, general and administrative expenses	1,989	955
Short-term lease expense	Selling, general and administrative expenses	4,136	5,808
Total lease expense		$8,516	$8,990

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share, Percentage Data and Oil and Gas Disclosures)
Future minimum finance and operating lease payments were as follows at December 31, 2025:

	Finance Leases	Operating Leases	Total
2026	$33	$3,202	$3,235
2027	21	2,529	2,550
2028	9	1,821	1,830
2029	—	1,536	1,536
2030	—	1,383	1,383
Subsequent to 2030	—	2,557	2,557
Total minimum lease payments	63	13,028	$13,091
Amounts representing interest	6	2,608
Present value of net minimum lease payments	$57	$10,420

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

	2025	2024
Weighted average remaining lease term (years)
Operating	5.42	6.70
Finance	2.10	3.01

Weighted average discount rate
Operating	8.19%	8.26%
Finance	8.99%	8.80%
The following table details cash paid for amounts included in the measurement of lease liabilities for the years ended December 31:

	2025	2024
Operating cash flows from operating leases	$2,887	$2,509
Operating cash flows from finance leases	6	8
Financing cash flows from finance leases	27	25
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share, Percentage Data and Oil and Gas Disclosures)
NOTE 12—Stockholders' Equity and Earnings Per Share

NACCO Industries, Inc. Class A common stock is traded on the New York Stock Exchange under the ticker symbol NC. Because of transfer restrictions on Class B common stock, no trading market has developed, or is expected to develop, for our Class B common stock. The Class B common stock is convertible into Class A common stock on a one-for-one basis at any time at the request of the holder. Our Class A common stock and Class B common stock have the same cash dividend rights per share. As the liquidation and dividend rights are identical, any distribution of earnings would be allocated to Class A and Class B stockholders on a proportionate basis, and accordingly the net income per share for each class of common stock is identical. The Class A common stock has one vote per share and the Class B common stock has ten votes per share. The total number of authorized shares of Class A common stock and Class B common stock at December 31, 2025 was 25,000,000 shares and 6,756,176 shares, respectively. Treasury shares of Class A common stock totaling 2,356,755 and 2,488,013 at December 31, 2025 and 2024, respectively, have been deducted from shares outstanding.

Stock Repurchase Program: On November 18, 2025, our Board of Directors approved a stock purchase program (2025 Stock Repurchase Program) providing for the purchase of up to $20.0 million of our outstanding Class A common stock through December 31, 2027. NACCO's previous repurchase program would have expired on December 31, 2025 but was terminated and replaced by the 2025 Stock Repurchase Program. During 2025, we repurchased 61,554 shares of Class A Common Stock for an aggregate purchase price of $2.5 million. During 2024, we repurchased 316,950 shares of Class A Common Stock for an aggregate purchase price of $9.9 million.

The timing and amount of any repurchases under the 2025 Stock Repurchase Program are determined at the discretion of our management based on a number of factors, including the availability of capital, other capital allocation alternatives, market conditions for our Class A common stock and other legal and contractual restrictions. The 2025 Stock Repurchase Program does not require us to acquire any specific number of shares and may be modified, suspended, extended or terminated by us without prior notice and may be executed through open market purchases, privately negotiated transactions or otherwise. All or part of the repurchases under the 2025 Stock Repurchase Program may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when we might otherwise be restricted from doing so under applicable securities laws.
Stock Compensation: See Note 2 for a discussion of our restricted stock awards.

Earnings per Share: The weighted average number of shares of Class A common stock and Class B common stock outstanding used to calculate basic and diluted earnings per share were as follows:

	2025	2024
Basic weighted average shares outstanding	7,423	7,363
Dilutive effect of restricted stock awards	58	48
Diluted weighted average shares outstanding	7,481	7,411

Basic earnings per share	$2.37	$4.58
Diluted earnings per share	$2.35	$4.55

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

The components of Income before income tax benefit and the Income tax benefit for the years ended December 31 are as follows:

	2025	2024
Income before income tax benefit
Domestic	$13,159	$33,637
Foreign	(15)	9
	$13,144	$33,646
Income tax benefit
Current income tax provision (benefit):
Federal	$(5,392)	$(2,520)
State	907	906
Foreign	(3)	2
Total current	(4,488)	(1,612)
Deferred income tax provision (benefit):
Federal	436	1,373
State	(378)	144
Total deferred	58	1,517
	$(4,430)	$(95)

Cash paid for income taxes (net of refunds) were as follows:

2025
U.S. Federal	$—
U.S. State	615
Total net income tax payments	$615
We made income tax payments of $5.2 million and received income tax refunds of $1.0 million during 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share, Percentage Data and Oil and Gas Disclosures)
The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before the provision for income taxes. A reconciliation of the federal statutory and effective income tax rate, applying ASU 2023-09 prospectively, for the year ended December 31 is as follows:

	2025
	Amount	Percent
Income before income tax benefit	$13,144
Statutory taxes	$2,760	21.0%
State and local income taxes, net of federal income tax effect (a)	339	2.6%
Tax credits:
Research and development credit	(604)	(4.6)%
Nondeductible compensation	856	6.5%
Nondeductible meals	137	1.0%
Changes in unrecognized tax benefits	(57)	(0.4)%
Other reconciling items:
Percentage depletion	(5,398)	(41.1)%
Deferred tax adjustments	(2,429)	(18.5)%
Other, net	(34)	(0.3)%
Income tax benefit at the effective income tax rate	$(4,430)	(33.7)%
(a) During the year ended December 31, 2025, state taxes in Louisiana, North Dakota, Mississippi and Pennsylvania made up the majority of the tax effect in this category.

The reconciliation from the statutory federal income tax rate to our effective income tax rate, applying ASC 740 prior to the adoption of ASU 2023-09, is as follows:

2024
Income before income tax benefit	$33,646
Statutory taxes at 21.0%	$7,066
State and local income taxes	556
Non-deductible expenses	927
Percentage depletion	(4,683)
R&D and other federal credits	(796)
Settlements and uncertain tax positions	(2,273)
Other, net	(892)
Income tax benefit	$(95)
Effective income tax rate	(0.3)%

We recorded an income tax benefit of $4.4 million for the year ended December 31, 2025 on income before income tax of $13.1 million, or (33.7)%, compared to an income tax benefit of $0.1 million on income before income tax of $33.6 million, or (0.3)%, for the year ended December 31, 2024. The years ended December 31, 2025 and 2024 included $1.9 million and $4.0 million of discrete tax benefits, primarily for deferred tax adjustments and the reversal of uncertain tax provisions, respectively. Excluding the respective $1.9 million and $4.0 million of discrete tax benefits, the effective income tax rate was (19.5)% and 11.5% in 2025 and 2024, respectively.

The change in the effective income tax rate for 2025 compared to 2024, excluding the impact of discrete items, is primarily due to an increase in losses at entities that do not benefit from percentage depletion. Losses generated by these entities generate tax deductions at the statutory rate. This shift in the mix of pre-tax income resulted in a benefit tax rate in 2025. In addition, the benefit from percentage depletion is not directly related to the amount of pre-tax income recorded in a period. Accordingly, in periods where income or loss before income tax is relatively small, the proportional effect of the benefit from percentage depletion on the effective tax rate may be significant. When income tax expense is recorded, the benefit from percentage depletion decreases the effective income tax rate, while the effect is to increase the effective income tax rate when a benefit for income taxes is recorded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share, Percentage Data and Oil and Gas Disclosures)
A detailed summary of the total deferred tax assets and liabilities in our Consolidated Balance Sheets resulting from differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes is as follows:

	December 31
	2025	2024
Deferred tax assets
Lease liabilities	$770	$1,252
Tax carryforwards	22,769	12,371
Inventories	3,278	6,029
Accrued liabilities	8,738	9,430
Employee benefits	3,471	3,630
Land valuation adjustment	6,467	6,489
Partnership investment - development costs	6,497	14,819
Other	8,769	7,866
Total deferred tax assets	60,759	61,886
Less: Valuation allowance	12,289	11,672
	48,470	50,214
Deferred tax liabilities
Lease right-of-use assets	719	1,209
Depreciation and depletion	28,217	23,731
Accrued pension benefits	5,533	10,633
Total deferred tax liabilities	34,469	35,573
Net deferred asset	$14,001	$14,641

The following table summarizes the tax carryforwards and associated carryforward periods and related valuation allowances where we have determined that realization is uncertain:

	December 31, 2025
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
State net operating loss	$19,327	$15,168	2026-2045
Federal net operating loss	7,050	—	Indefinite
Research credit	391	—	2044-2045
Total	$26,768	$15,168

	December 31, 2024
	Net deferred tax asset	Valuation allowance	Carryforwards expire during:
State net operating loss	$15,584	$14,610	2025-2044

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share, Percentage Data and Oil and Gas Disclosures)
The following is a reconciliation of our total gross unrecognized tax benefits, defined as the aggregate tax effect of differences between tax return positions and the benefits recognized in the financial statements for the years ended December 31, 2025 and 2024. Approximately $0.6 million of the gross unrecognized tax benefits as of December 31, 2025 and 2024 relate to permanent items that, if recognized, would impact the effective income tax rate. This amount differs from the gross unrecognized tax benefits presented in the table below due to (1) the deferred tax asset which would be available if the position were not sustained upon audit and (2) the decrease in U.S. federal income taxes which would occur upon the recognition of the state tax benefits included herein.

	2025	2024
Balance at January 1	$752	$6,148
Decreases based on lapse of applicable statute of limitations	(61)	(5,396)
Balance at December 31	$691	$752
We record interest and penalties on uncertain tax positions as a component of the income tax provision. We recognized a net benefit of less than $0.1 million in interest and penalties related to uncertain tax positions during 2025 and 2024. The total amount of interest and penalties accrued was less than $0.1 million and $0.2 million as of December 31, 2025 and 2024, respectively.
We expect the amount of unrecognized tax benefits will change within the next 12 months; however, the change is not expected to have a significant effect on our financial position, results of operations or cash flows.

NOTE 14—Retirement Benefit Plans

Defined Benefit Plans: During 2025, we terminated the Combined Plan and settled all future obligations by transferring the remaining benefit obligations to a third-party insurance company. The $8.3 million in excess funds from the Combined Plan will be utilized by the NACCO 401(k) plan, which is a qualified replacement plan. These funds will be used for future profit sharing contributions to eligible 401(k) plan participants. The current portion of $5.2 million is recorded on the line Prepaid profit sharing and the long-term portion of $3.1 million is recorded on the line Other non-current assets on the Consolidated Balance Sheets as of December 31, 2025. Although the Combined Plan was over funded, we recognized a non-cash pension settlement charge of $7.8 million on the Pension settlement charge line within the Consolidated Statements of Operations. The $7.8 million settlement charge accelerated the recognition of the net loss recorded in Accumulated other comprehensive loss that would have otherwise been recognized in subsequent periods.

As of December 31, 2025, we continue to maintain a Supplemental Retirement Benefit Plan (SERP) that provides benefits based on years of service and average compensation during certain periods. In a previous period, the SERP was amended to freeze all pension benefits. The SERP pays monthly benefits to participants directly out of corporate funds.

The assumptions used in accounting for the defined benefit plans were as follows for the years ended December 31:

	2025	2024
Weighted average discount rates for pension benefit obligation	4.87%	5.39% - 5.49%
Weighted average discount rates for net periodic benefit cost	5.39%	5.02% - 5.04%
Expected long-term rate of return on assets for net periodic benefit cost	N/A	5.00%
Set forth below is detail of the net periodic pension expense for the defined benefit plans for the years ended December 31:

	2025	2024
Interest cost	$1,189	$1,360
Expected return on plan assets	(1,107)	(1,641)
Amortization of actuarial loss	355	270
Amortization of prior service cost	58	58
Settlements	7,804	—
Net periodic pension expense	$8,299	$47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share, Percentage Data and Oil and Gas Disclosures)
Set forth below is detail of other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss for the years ended December 31:

	2025	2024
Current year actuarial (gain) loss	$(2,604)	$960
Amortization of actuarial loss	(355)	(270)
Amortization of prior service cost	(58)	(58)
Settlements	(7,804)	—
Total recognized in other comprehensive (income) loss	$(10,821)	$632
The following table sets forth the changes in the benefit obligation and the plan assets during the year and the funded status of the defined benefit plans at December 31:

	2025	2024
Change in benefit obligation
Projected benefit obligation at beginning of year	$26,680	$28,357
Interest cost	1,189	1,360
Actuarial gain	(1,645)	(427)
Benefits paid	(2,519)	(2,610)
Settlements	(19,936)	—
Projected benefit obligation at end of year	$3,769	$26,680
Accumulated benefit obligation at end of year	$3,769	$26,680
Change in plan assets
Fair value of plan assets at beginning of year	$28,251	$30,128
Actual return on plan assets	2,066	258
Employer contributions	456	475
Benefits paid	(2,519)	(2,610)
Settlements	(19,936)	—
Plan asset transfer to qualified replacement plan	(8,318)	—
Fair value of plan assets at end of year	$—	$28,251
Funded status at end of year	$(3,769)	$1,571
Amounts recognized in the balance sheets consist of:
Non-current assets	$—	$5,624
Current liabilities	(510)	(515)
Non-current liabilities	(3,259)	(3,538)
	$(3,769)	$1,571
Components of accumulated other comprehensive loss consist of:
Actuarial loss	$1,307	$12,072
Prior service cost	470	528
Deferred taxes	(409)	(2,869)
	$1,368	$9,731
Future SERP payments are expected to be $0.5 million per year through 2027, $0.4 million in 2028 through 2030 and $1.5 million in the five years thereafter.
Postretirement Health Care: We maintain health care plans which provide benefits to grandfathered eligible retired employees. All of our health care plans have a cap on our share of the costs. The health care plans have network provided benefits which result in cost savings for us. These plans have no assets. Plan benefits are funded at the time they are due to participants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share, Percentage Data and Oil and Gas Disclosures)
The assumptions used in accounting for the postretirement health care plans are set forth below for the years ended December 31:

	2025	2024
Weighted average discount rates for benefit obligation	4.63%	5.26%
Weighted average discount rates for net periodic benefit cost	5.26%	4.98%
Health care cost trend rate assumed for next year	6.50% - 7.50%	6.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	2033 - 2037	2033
Set forth below is detail of the net periodic benefit expense for the postretirement health care plans for the years ended December 31:

	2025	2024
Service cost	$8	$8
Interest cost	70	75
Amortization of actuarial loss	92	75
Amortization of prior service credit	—	(6)
Net periodic benefit expense	$170	$152
Set forth below is detail of other changes in benefit obligations recognized in other comprehensive loss (income) for the years ended December 31:

	2025	2024
Current year actuarial loss (gain)	$159	$(49)
Amortization of actuarial loss	(92)	(75)
Amortization of prior service credit	—	6
Total recognized in other comprehensive loss (income)	$67	$(118)
The following sets forth the changes in benefit obligations during the year and the funded status of the postretirement health care plans at December 31:

	2025	2024
Change in benefit obligation
Benefit obligation at beginning of year	$1,418	$1,579
Service cost	8	8
Interest cost	70	75
Actuarial loss (gain)	159	(49)
Benefits paid	(159)	(195)
Benefit obligation at end of year	$1,496	$1,418
Amounts recognized in the balance sheets consist of:
Current liabilities	$(197)	$(169)
Noncurrent liabilities	(1,299)	(1,249)
	$(1,496)	$(1,418)
Components of accumulated other comprehensive loss consist of:
Actuarial loss	$483	$416
Deferred taxes	(110)	(95)
	$373	$321
Future postretirement health care benefit payments are expected to be approximately $0.2 million per year through 2030 and $0.6 million in the five years thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share, Percentage Data and Oil and Gas Disclosures)
Defined Contribution Plans: We maintain a defined contribution (401(k)) plan for substantially all employees and provide employer matching contributions based on plan provisions. The plan also provides for a minimum employer contribution. Our matching contributions for these plans were $3.9 million and $3.6 million in 2025 and 2024, respectively.

NOTE 15—Business Segments

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

In both 2025 and 2024, three customers accounted for 10% or more of consolidated revenue. The following represents the revenue attributable to each of these entities as a percentage of consolidated revenue for those years:

	Percentage of Consolidated Revenue
Segment	2025	2024
Utility Coal Mining customer	32%	29%
Contract Mining customer	25%	24%
Contract Mining customer	10%	11%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share, Percentage Data and Oil and Gas Disclosures)
The following tables provide segment financial information and a reconciliation of segment results to consolidated results for the years ended December 31:

	2025	2024
Revenues
Utility Coal Mining	$88,188	$68,611
Contract Mining	140,013	119,600
Minerals and Royalties	37,630	34,579
Unallocated Items	15,080	17,707
Eliminations	(3,713)	(2,789)
Total	$277,198	$237,708

Cost of sales
Utility Coal Mining	$94,155	$79,375
Contract Mining	129,876	110,821
Minerals and Royalties	5,666	5,234
Unallocated Items	12,654	15,323
Eliminations	(3,626)	(2,801)
Total	$238,725	$207,952

Earnings of unconsolidated operations
Utility Coal Mining	$54,471	$51,821
Contract Mining	4,789	5,010
Minerals and Royalties	2,571	647
Unallocated Items	(8)	(2)
Total	$61,823	$57,476

Operating expenses*
Utility Coal Mining	$31,349	$30,358
Contract Mining	9,159	8,017
Minerals and Royalties	5,427	1,065
Unallocated Items	32,380	25,699
Total	$78,315	$65,139
*Operating expenses consist of Selling, general and administrative expenses, Amortization of intangible assets and Gain on sale of assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share, Percentage Data and Oil and Gas Disclosures)

	2025	2024
Operating profit (loss)
Utility Coal Mining	$17,155	$24,311
Contract Mining	5,767	5,772
Minerals and Royalties	29,108	28,927
Unallocated Items	(29,962)	(23,317)
Eliminations	(87)	12
Total	$21,981	$35,705

Expenditures for property, plant and equipment and acquisition of mineral interests
Utility Coal Mining	$8,020	$8,292
Contract Mining	31,968	30,556
Minerals and Royalties	7,710	1,079
Unallocated Items	5,588	15,492
Total	$53,286	$55,419

Depreciation, depletion and amortization
Utility Coal Mining	$8,815	$9,476
Contract Mining	10,854	9,811
Minerals and Royalties	4,579	4,273
Unallocated Items	1,029	1,092
Total	$25,277	$24,652

Total assets
Utility Coal Mining	$125,715	$125,301
Contract Mining	213,571	204,889
Minerals and Royalties	115,545	99,905
Unallocated Items**	206,397	201,592
Total	$661,228	$631,687
**Unallocated Items consist primarily of Cash and cash equivalents, assets of growth businesses, Deferred income taxes and Investments in unconsolidated subsidiaries.

NOTE 16—Unconsolidated Subsidiaries

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

The Investment in the unconsolidated subsidiaries and related tax positions totaled $14.8 million and $14.1 million at December 31, 2025 and 2024, respectively. Our risk of loss relating to these entities is limited to our invested capital, which was $6.7 million and $5.5 million at December 31, 2025 and 2024, respectively.

NACCO Natural Resources is a party to certain guarantees related to Coyote Creek. Under certain circumstances of default or termination of Coyote Creek’s Lignite Sales Agreement (LSA), NACCO Natural Resources would be obligated to pay a make-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share, Percentage Data and Oil and Gas Disclosures)
whole amount to Coyote Creek’s third-party lenders. The make-whole amount is based on the excess, if any, of the discounted value of the remaining scheduled debt payments over the principal amount. In addition, in the event Coyote Creek’s LSA is terminated by Coyote Creek’s customers, NACCO Natural Resources is obligated to purchase Coyote Creek’s dragline and rolling stock for the then net book value of those assets. To date, no payments have been required from NACCO Natural Resources since the inception of these guarantees. We believe that the likelihood NACCO Natural Resources would be required to perform under the guarantees is remote, and no amounts related to these guarantees have been recorded.

Summarized financial information for the Unconsolidated Subsidiaries is as follows:

	2025	2024
Statement of Operations
Revenue	$567,841	$542,643
Gross profit	$71,953	$60,256
Income before income taxes	$59,260	$56,831
Net income	$52,801	$49,284
Balance Sheet
Current assets	$121,331	$145,655
Non-current assets	$842,471	$816,430
Current liabilities	$132,158	$158,591
Non-current liabilities	$824,898	$798,043

Revenue includes all mine operating costs that are reimbursed by the customers of the Unconsolidated Subsidiaries as well as the compensation per ton of coal, heating unit (MMBtu) or ton of limestone delivered. Reimbursed costs have offsetting expenses and have no impact on income before income taxes. Income before income taxes represents the Earnings of the unconsolidated operations within the Utility Coal Mining and Contract Mining segments.
We received dividends of $51.5 million and $48.8 million from the Unconsolidated Subsidiaries in 2025 and 2024, respectively.

NOTE 17—Supplemental Oil and Gas Disclosures (Unaudited)

The Minerals and Royalties segment derives income primarily by leasing our royalty and mineral interests to third-party exploration and production companies, and, to a lesser extent, other mining companies, granting them the rights to explore, develop, mine, produce, market and sell gas, oil and coal in exchange for royalty payments based on the lessees' sales of those minerals. As an owner of royalty and mineral interests, our access to information concerning activity and operations of our royalty and mineral interests is limited. We do not have information that would be available to a company with working interests in oil and natural gas operations because detailed information is not generally available to owners of royalty and mineral interests. See Note 1, Note 2 and Note 15 for additional discussion of the Minerals and Royalties segment.

Capitalized Oil and Natural Gas Costs: Aggregate capitalized costs related to oil and gas royalty and mineral interests with applicable accumulated depreciation, depletion and amortization at December 31 are as follows:

	2025	2024
Proved developed	$17,532	$16,720
Proved undeveloped	56,318	52,428
Proved reserves	73,850	69,148
Less: accumulated depreciation, depletion and amortization	9,865	6,061
Net royalty interests in oil and natural gas properties	$63,985	$63,087

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share, Percentage Data and Oil and Gas Disclosures)
Oil and Natural Gas Reserves: Total net proved reserves are defined as those natural gas and hydrocarbon liquid reserves to Company interests after deducting all royalties, overriding royalties, and reversionary interests owned by outside parties that become effective upon payout of specified monetary balances. Decline curve analysis was used to estimate the remaining reserves of pressure depletion reservoirs with enough historical production data to establish decline trends. Reservoirs under non-pressure depletion drive mechanisms and non-producing reserves were estimated by volumetric analysis, research of analogous reservoirs, or a combination of both. Reserves have been estimated using deterministic and probabilistic methods. All reserves estimates have been prepared using standard engineering practices generally accepted by the petroleum industry and conform to guidelines developed and adopted by the SEC.

The following table presents our estimated net proved oil and natural gas reserves as of December 31 based on the reserve report prepared by Haas & Cobb Petroleum Consultants, our independent petroleum engineering firm. All of our reserves are located in the United States.

	Net reserves as of December 31, 2025
	Oil (bbl) (1)	NGL (bbl) (1)	Residue gas (Mcf) (2)
Proved developed	590,134	567,276	27,255,664
Proved undeveloped	83,559	17,528	251,964
Total	673,693	584,804	27,507,628

	Net reserves as of December 31, 2024
	Oil (bbl) (1)	NGL (bbl) (1)	Residue gas (Mcf) (2)
Proved developed	620,790	443,650	27,491,840
Proved undeveloped	74,400	30,280	135,830
Total	695,190	473,930	27,627,670

(1) Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume.
(2) Mcf. One thousand cubic feet of natural gas at the contractual pressure and temperature bases.

Estimated Proved Reserves: The following table summarizes changes in proved reserves during the year ended December 31, 2025:

	Estimated Proved Reserves
	Oil (bbl) (1)	NGL (bbl) (1)	Residue gas (Mcf) (2)
December 31, 2024	695,190	473,930	27,627,670
Purchases	31,899	29,325	117,191
Extensions and discoveries	140,256	46,110	3,679,131
Revisions of previous estimates (3)	(217,574)	21,880	(5,460,266)
Production	(32,077)	(15,687)	(1,843,911)
Other	55,999	29,246	3,387,813
December 31, 2025	673,693	584,804	27,507,628

Estimated Proved Undeveloped Reserves (PUDs): The following table summarizes changes in PUDs during the year ended December 31, 2025:

	Estimated Proved Undeveloped Reserves
	Oil (bbl) (1)	NGL (bbl) (1)	Residue gas (Mcf) (2)
December 31, 2024	74,400	30,280	135,830
Extensions and discoveries	54,481	7,547	172,125
Revisions of previous estimates (3)	(45,322)	(20,299)	(55,991)
December 31, 2025	83,559	17,528	251,964

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

As an owner of mineral and royalty interests, we generally do not have evidence of approval of operators’ development plans. As a result, proved undeveloped reserve estimates are limited to those relatively few locations for which drilling permits have been publicly filed. As of December 31, 2025, PUD reserves consists of 126 wells in various stages of drilling or completions. As of December 31, 2025, approximately 2% of our total proved reserves were classified as PUDs.

Standardized Measure of Discounted Future Net Cash Flows: Future cash inflows represent expected revenues from production of period-end quantities of proved reserves based on the 12-month unweighted average of first-day-of-the-month commodity prices for the periods presented. Future cash inflows are computed by applying applicable prices relating to proved reserves to the year-end quantities of those reserves. Future production and costs are derived based on current costs assuming continuation of existing economic conditions. Federal income tax expenses are deducted from future production revenues in the calculation of the standardized measure using the statutory tax rate. We are subject to certain state-based taxes; however, these amounts are not material. The projections should not be viewed as realistic estimates of future cash flows, nor should the standardized measure be interpreted as representing current value to us. Material revisions to estimates of proved reserves may occur in the future; development and production of the reserves may not occur in the periods assumed; actual prices realized are expected to vary significantly from those used; and actual costs may vary.

The following table provides the future net cash flows relating to proved oil and gas reserves based on the standardized measure of discounted cash flows as of December 31, 2025:

	Gross Amounts	Statutory tax rate	Net Amounts
Future cash inflows(3)	$118,744
Future production costs	5,842
Future net cash flows before income tax expense	112,902	21%	$89,193
10% discount to reflect timing of cash flows	(43,457)	21%	(34,331)
Standardized measure of discounted cash flows	$69,445	21%	$54,862

The following table provides the future net cash flows relating to proved oil and gas reserves based on the standardized measure of discounted cash flows as of December 31, 2024:

	Gross Amounts	Statutory tax rate	Net Amounts
Future cash inflows(3)	$119,534
Future production costs	33,308
Future net cash flows before income tax expense	86,226	21%	$68,119
10% discount to reflect timing of cash flows	(32,580)	21%	(25,739)
Standardized measure of discounted cash flows	$53,646	21%	$42,380

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
(Tabular Amounts in Thousands, Except Per Share, Percentage Data and Oil and Gas Disclosures)
The following summarizes the principal sources of change in the standardized measure of discounted future net cash flows during 2025:

	Gross amounts
	2025	2024
January 1	$53,646	$61,278
Purchases	1,528	522
Extensions and discoveries	13,539	18,426
Revisions of previous estimates (3)(4)	22,696	10,172
Production	(30,005)	(30,885)
Conversions	8,041	(5,867)
December 31	$69,445	$53,646
(3) Requirements for oil and gas reserve estimation and disclosure require that reserve estimates and future cash flows be based on the average market prices for sales of oil and gas on the first calendar day of each month during the year. The benchmark price for WTI crude oil sold at Cushing, OK during 2025 and 2024 was $65.34 and $75.48 per bbl, respectively. The benchmark price for natural gas delivered at Henry Hub during 2025 and 2024 was $3.39 and $2.13 per MMBTU, respectively. Actual future prices and costs are likely to be substantially different from historical prices and costs utilized in the computation of reported amounts. Any analysis or evaluation of the reported amounts should give specific recognition to the computational methods utilized and the limitations inherent therein.
(4) Revisions of previous estimates include technical revisions due to changes in commodity prices, historical and projected performance and other factors.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
NACCO INDUSTRIES, INC. AND SUBSIDIARIES
YEAR ENDED DECEMBER 31, 2025 AND 2024

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts — Describe	Deductions — Describe	Balance at End of Period (A)
(In thousands)
2025
Reserves deducted from asset accounts:
Deferred tax valuation allowances	$11,672	$617	$—	$—	$12,289
2024
Reserves deducted from asset accounts:
Deferred tax valuation allowances	$11,783	$(111)	$—	$—	$11,672
(A)Balances which are not required to be presented and those which are immaterial have been omitted.