Form 10-Q
period 2026-03-31
NACCO INDUSTRIES INC
filed 2026-05-05
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☑
Number of shares of Class A Common Stock outstanding at April 30, 2026: 5,978,790
Number of shares of Class B Common Stock outstanding at April 30, 2026: 1,561,820

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31 2026	DECEMBER 31 2025
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$53,161	$49,708
Trade accounts receivable	33,398	42,921
Accounts receivable from affiliates	6,295	6,906
Prepaid profit sharing	11,205	11,529
Inventories	58,799	63,648
Assets held for sale	12,216	12,774
Prepaid insurance	2,178	5,546
Other current assets	25,905	21,860
Total current assets	203,157	214,892
Property, plant and equipment, net	309,914	287,546
Intangibles, net	4,574	4,725
Mining supplies inventory	42,815	34,795
Deferred income taxes	13,861	14,001
Investments in unconsolidated subsidiaries	15,513	14,750
Operating lease right-of-use assets	8,996	9,595
Equity securities	18,194	17,696
Equity method investment in Eiger Resources	33,685	33,723
Other non-current assets	34,947	29,505
Total assets	$685,656	$661,228
LIABILITIES AND EQUITY
Accounts payable	$19,872	$16,060
Accounts payable to affiliates	648	678
Current maturities of long-term debt	8,959	9,080
Asset retirement obligations	6,741	8,185
Accrued payroll	9,786	19,863
Excess funding liability	5,450	5,450
Other current liabilities	10,018	10,299
Total current liabilities	61,474	69,615
Long-term debt	17,443	16,815
Long-term revolving credit agreements	100,000	75,000
Operating lease liabilities	7,451	7,950
Asset retirement obligations	37,572	39,516
Retirement benefit plans	4,447	4,558
Other long-term liabilities	20,158	18,531
Total liabilities	248,545	231,985
Stockholders' equity
Common stock:
Class A, par value $1 per share, 5,977,652 shares outstanding (December 31, 2025 - 5,864,134 shares outstanding)	5,978	5,864
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,562,953 shares outstanding (December 31, 2025 - 1,562,963 shares outstanding)	1,563	1,563
Capital in excess of par value	43,200	42,427
Retained earnings	388,063	381,130
Accumulated other comprehensive loss	(1,693)	(1,741)
Total stockholders' equity	437,111	429,243
Total liabilities and equity	$685,656	$661,228

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31
	2026	2025
	(In thousands, except per share data)
Revenues	$62,775	$65,571
Cost of sales	48,484	55,917
Gross profit	14,291	9,654
Earnings of unconsolidated operations	16,571	15,986
Operating expenses
Selling, general and administrative expenses	19,701	17,868
Amortization of intangible assets	151	162
Gain on sale of assets	(6)	(72)
	19,846	17,958
Operating profit	11,016	7,682
Other expense (income)
Interest expense	1,658	1,774
Interest income	(595)	(865)
Closed mine obligations	489	473
(Gain) loss on equity securities	(455)	870
Other, net	92	303
	1,189	2,555
Income before income tax provision	9,827	5,127
Income tax provision	991	227
Net income	$8,836	$4,900

Earnings per share:
Basic earnings per share	$1.18	$0.67
Diluted earnings per share	$1.17	$0.66

Basic weighted average shares outstanding	7,482	7,363
Diluted weighted average shares outstanding	7,552	7,447

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED
	MARCH 31
	2026	2025
	(In thousands)
Net income	$8,836	$4,900
Reclassification of pension and postretirement adjustments into earnings, net of $14 and $31 tax benefit in the three months ended March 31, 2026 and 2025, respectively.	48	109
Total other comprehensive income	48	109
Comprehensive income	$8,884	$5,009

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31
	2026	2025
	(In thousands)
Operating activities
Net cash provided by operating activities	$12,374	$5,023

Investing activities
Expenditures for property, plant and equipment and acquisition of mineral interests	(33,430)	(8,808)
Proceeds from the sale of assets	6	72
Return of equity method investment	999	—
Other	(100)	207
Net cash used for investing activities	(32,525)	(8,529)

Financing activities
Net additions (reductions) to revolving credit agreement	25,000	(5,000)
Reductions to long-term debt	(1,169)	(1,153)
Additions to note payable to affiliate	1,676	1,096
Cash dividends paid	(1,903)	(1,691)
Purchase of treasury shares	—	(695)
Net cash provided by (used for) financing activities	23,604	(7,443)

Cash and cash equivalents
Total increase (decrease) for the period	3,453	(10,949)
Balance at the beginning of the period	49,708	72,833
Balance at the end of the period	$53,161	$61,884
See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2025	$5,730	$1,566	$34,340	$373,363	$(10,052)	$404,947
Stock-based compensation	169	—	1,378	—	—	1,547
Purchase of treasury shares	(22)	—	—	(673)	—	(695)
Net income	—	—	—	4,900	—	4,900
Cash dividends on Class A and Class B common stock: $0.2275 per share	—	—	—	(1,691)	—	(1,691)
Reclassification adjustment to net income, net of tax	—	—	—	—	109	109
Balance, March 31, 2025	$5,877	$1,566	$35,718	$375,899	$(9,943)	$409,117

Balance, January 1, 2026	$5,864	$1,563	$42,427	$381,130	$(1,741)	$429,243
Stock-based compensation	114	—	773	—	—	887
Net income	—	—	—	8,836	—	8,836
Cash dividends on Class A and Class B common stock: $0.2525 per share	—	—	—	(1,903)	—	(1,903)
Reclassification adjustment to net income, net of tax	—	—	—	—	48	48
Balance, March 31, 2026	$5,978	$1,563	$43,200	$388,063	$(1,693)	$437,111

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
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

In addition to the reportable segments discussed above, we also operate other businesses that are not currently reported as separate segments. These businesses complement out existing operations and support our long-term growth strategic objectives. Mitigation Resources of North America® (Mitigation Resources) provides natural resource restoration and reclamation services that include stream and wetland mitigation solutions. ReGen Resources is pursuing opportunities to develop new power generation resources.

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

See Note 8 for further discussion of segment reporting. Our reportable segments are further described below:

Utility Coal Mining Segment
The Utility Coal Mining segment operates surface coal mines under exclusive, long-term contracts to supply 100% of the fuel requirements for adjacent power plants and a synfuels plant. Each mine is fully integrated with the operation of these facilities.

During the three months ended March 31, 2026, the Utility Coal Mining segment's operating coal mines were: The Coteau Properties Company (Coteau), Coyote Creek Mining Company, LLC (Coyote Creek), The Falkirk Mining Company (Falkirk) and Mississippi Lignite Mining Company (MLMC). Coteau, Falkirk and Coyote Creek are in North Dakota and MLMC is in Mississippi. Each of these mines produce lignite coal. While MLMC’s coal supply contract contains a take or pay provision, all other coal supply contracts are requirements contracts. Certain coal supply contracts can be terminated early, which would result in a reduction to future earnings.

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

The Sabine Mining Company (Sabine) operates the Sabine Mine in Texas. All production from Sabine was delivered to Southwestern Electric Power Company's (SWEPCo) Henry W. Pirkey Plant until its retirement in 2023. Sabine’s post-production operations primarily consist of reclamation and other land-related activities. Under the provisions of the lignite mining agreement, SWEPCo is required to pay an amount equal to Sabine’s operating costs plus a management fee and

SWEPCo holds an option agreement to purchase Sabine, which SWEPCo exercised in 2023. As a result, SWEPCo will take direct control over reclamation activities in October 2026.

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

Contract Mining Segment
The Contract Mining segment provides value-added contract mining and other services for producers of industrial minerals and products. The segment is a platform for our growth and diversification of mining activities outside of the thermal coal industry. Contract Mining provides contract mining services for independently owned mines and quarries, creating value for our customers by performing the mining aspects of our customers’ operations. This allows customers to focus on their areas of expertise: materials handling and processing, product sales and distribution. As of March 31, 2026, the Contract Mining segment operates at quarries in Florida, Arkansas and Nebraska and is expected to begin operations at a quarry in Arizona during the second half of 2026. During the first quarter of 2026, the Contract Mining segment began providing dragline services as part of a U.S. Army Corps of Engineers construction project in Palm Beach County, Florida.

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

We also maintain equity investments in Eiger Resources, a private company that holds operated and non-operated working interests in oil and natural gas assets in the Kansas and the Oklahoma portion of the Hugoton basin. See Note 7 for further information on Eiger Resources.

Other Items: Effective January 1, 2026, the Company’s Contract Mining segment changed its depreciation method for certain assets (primarily draglines and other large mining equipment) from the straight-line method to the units-of-production method. The units-of-production method is based on the total tons expected to be mined by these assets over their estimated useful lives. Management believes the new method is preferable as it more closely matches the pattern in which the assets’ future economic benefits are expected to be consumed. The Company determined that the change in depreciation method is considered a change in accounting estimate affected by a change in accounting principle. Accordingly, this change was applied prospectively.

The effect of the change to the units of production method resulted in a reduction of $0.9 million in depreciation expense and an estimated $0.9 million increase in net income, or approximately $0.12 per basic and diluted share for the three months ended March 31, 2026. The Contract Mining segment’s total cost basis of machinery subject to units of production method was $94.2 million as of March 31, 2026. Straight-line depreciation continues to be applied to other classes of assets where usage is time-based rather than activity-based.

As of March 31, 2026 and December 31, 2025, we had $12.2 million and $12.8 million, respectively, classified as Assets held for sale on the Unaudited Condensed Consolidated Balance Sheets. As of March 31, 2026, Assets held for sale consists of two draglines not in use in the Contract Mining segment and an office building in North Dakota in Unallocated Items.

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

Basis of Presentation: These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position at March 31, 2026, the results of our operations, comprehensive income, cash flows and changes in equity for the three months ended March 31, 2026 and 2025 have been included. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.

The balance sheet at December 31, 2025 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. GAAP for complete financial statements.

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

In the Minerals and Royalties segment, we have the right to receive revenues from the sale of oil and natural gas through sales of the third-party lessees in which we own a mineral or royalty interest. Revenue is recognized at the point control of the product is transferred from the operator to the purchaser. Those purchasers remit payment to the operator and the operator, in turn, remits payment to us. Receivables from third-party lessees for which we did not receive actual production information, either due to timing delays or due to the unavailability of data at the time when revenues are recognized, are estimated using expected sales volumes and estimated prices. The difference between our estimates and the actual amounts received is recorded in the month that payment is received from the third-party lessee. We typically receive payment for oil and natural gas sales within 90 days of the month of delivery. For the three months ended March 31, 2026 and 2025, respectively, differences between our estimates and the actual amounts received from operators were immaterial.

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

Prior Period Performance Obligations: As discussed above, we record royalty income in the month production is delivered to the purchaser. The expected sales volumes and prices for these properties are estimated and recorded in Other current assets in the Unaudited Condensed Consolidated Balance Sheets. The difference between our estimates and the actual amounts received is recorded in the month that payment is received from the third-party lessee. During the three months ended March 31, 2026 and 2025, royalty income recognized in the reporting period relating to production satisfied in prior periods was immaterial and $1.5 million, respectively.

Disaggregation of Revenue: In accordance with ASC 606-10-50, we disaggregate revenue from contracts with customers into major goods and service lines and timing of transfer of goods and services. We determined that disaggregating revenue into these categories achieves the disclosure objective of depicting how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Our business consists of the Utility Coal Mining, Contract Mining and Minerals and Royalties segments as well as Unallocated Items. Revenue included in Unallocated Items is primarily related to Mitigation Resources. See Note 8 for further discussion of segment reporting.

The following table disaggregates revenue by major sources as of March 31:

	THREE MONTHS ENDED
	MARCH 31
	2026	2025
Timing of Revenue Recognition
Transferred at a point in time	$18,836	$18,680
Transferred over time	43,939	46,891
Total revenues	$62,775	$65,571

Contract Balances: The opening and closing balances of our current and long-term contract assets and liabilities and receivables are as follows:

	Contract balances
	Trade accounts receivable	Contract asset (current)	Contract asset (long-term)	Contract liability (current)	Contract liability (long-term)
Balance at January 1, 2026	$42,921	$382	$3,500	$1,358	$10,593
Balance at March 31, 2026	33,398	644	3,500	1,586	11,651
Increase (decrease)	$(9,523)	$262	$—	$228	$1,058

We expect to recognize $0.8 million in the remainder of 2026, $1.1 million in 2027, $1.2 million in 2028, $0.2 million in 2029 and 2030, and $9.8 million thereafter related to the contract liability remaining at March 31, 2026. The difference between the opening and closing balances of our contract balances results from the timing difference between our performance and the customer’s payment.

We have no contract assets recognized from the costs to obtain or fulfill a contract with a customer.

NOTE 3—Inventories

Inventories are summarized as follows:

	MARCH 31 2026	DECEMBER 31 2025
Coal	$25,883	$24,585
Mining supplies	75,731	73,858
Total inventories	$101,614	$98,443

We recorded inventory impairment charges of $3.0 million during the three months ended March 31, 2025. The inventory impairment charges are in the Cost of sales line in the accompanying Unaudited Condensed Consolidated Statements of Operations as mining costs exceeded the net realizable value of coal inventory at MLMC.

Mining supplies inventory consists primarily of critical spare parts to support Contract Mining’s dragline operations and other general supplies used on day-to-day operations. Mining supplies inventory not expected to be utilized within the next 12 months is classified as long-term on the Unaudited Condensed Consolidated Balance Sheet.

NOTE 4—Stockholders' Equity

Stock Repurchase Program: On November 18, 2025, our Board of Directors approved a stock purchase program (2025 Stock Repurchase Program) providing for the purchase of up to $20.0 million of our outstanding Class A common stock through December 31, 2027. NACCO's previous repurchase program would have expired on December 31, 2025 but was terminated and replaced by the 2025 Stock Repurchase Program. During the three months ended March 31, 2026, there were no stock repurchases. During the three months ended March 31, 2025, we repurchased 22,198 shares of Class A common stock for an aggregate purchase price of $0.7 million.

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

NOTE 5—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents our assets accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Date	(Level 1)	(Level 2)	(Level 3)
	March 31, 2026
Assets:
Equity securities	$18,194	$18,194	$—	$—
Money market funds	11,205	11,205	—	—
	$29,399	$29,399	$—	$—

	December 31, 2025
Assets:
Equity securities	$17,696	$17,696	$—	$—
Money market funds	14,579	14,579	—	—
	$32,275	$32,275	$—	$—

In a previous period, Bellaire established a $5.0 million Mine Water Treatment Trust, which is legally restricted for purposes of settling the Bellaire asset retirement obligation, to assure the long-term treatment of post-mining discharges. Bellaire's Mine Water Treatment Trust invests in equity securities that are reported at fair value based upon quoted market prices in active markets for identical assets; therefore, they are classified as Level 1 within the fair value hierarchy. The fair value of the Mine Water Treatment Trust was $13.1 million and $13.5 million at March 31, 2026 and December 31, 2025, respectively, and is recognized as a component of Equity securities in the Unaudited Condensed Consolidated Balance Sheets. We recognized losses of $0.4 million and $0.3 million during the three months ended March 31, 2026 and 2025, respectively, related to the Mine Water Treatment Trust.

In a previous period, we invested $2.0 million in equity securities of a public company with a diversified portfolio of royalty producing mineral interests. The investment is reported at fair value based upon quoted market prices in active markets for identical assets; therefore, it is classified as Level 1 within the fair value hierarchy. The fair value of this investment was $5.1 million and $4.2 million at March 31, 2026 and December 31, 2025, respectively, and is recognized as a component of Equity securities in the Unaudited Condensed Consolidated Balance Sheets. We recognized a gain of $0.9 million and a loss of $0.6 million during the three months ended March 31, 2026 and 2025, respectively, related to the investment in these equity securities.

The change in fair value of equity securities is reported on the line (Gain) loss on equity securities in the Other expense (income) section of the Unaudited Condensed Consolidated Statements of Operations.

During 2025, excess funds from the terminated Combined Defined Benefit Plan and the Falkirk Defined Benefit Plan were invested in a money market fund. These funds are recorded on the line Prepaid profit sharing in the Unaudited Condensed Consolidated Balance Sheets and will be utilized to fund future profit sharing contributions to eligible 401(k) plan participants. The money market investment is reported at fair value based upon quoted market prices in active markets for identical assets; therefore, it is classified as Level 1 within the fair value hierarchy.

There were no transfers into or out of Levels 1, 2 or 3 during the three months ended March 31, 2026 and 2025.

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

The Investment in the unconsolidated subsidiaries and related tax positions totaled $15.5 million and $14.8 million at March 31, 2026 and December 31, 2025, respectively. Our risk of loss relating to these entities is limited to our invested capital, which was $5.6 million and $6.7 million at March 31, 2026 and December 31, 2025, respectively. Earnings of Unconsolidated Subsidiaries were $15.6 million and $15.4 million during the three months ended March 31, 2026 and 2025, respectively.

NACCO Natural Resources is a party to certain guarantees related to Coyote Creek. Under certain circumstances of default or termination of Coyote Creek’s Lignite Sales Agreement (LSA), NACCO Natural Resources would be obligated to pay a make-whole amount to Coyote Creek’s third-party lenders. The make-whole amount is based on the excess, if any, of the discounted value of the remaining scheduled debt payments over the principal amount. In addition, in the event Coyote Creek’s LSA is terminated by Coyote Creek’s customers, NACCO Natural Resources is obligated to purchase Coyote Creek’s dragline and rolling stock for the then net book value of those assets. To date, no payments have been required from NACCO Natural Resources since the inception of these guarantees. We believe that the likelihood NACCO Natural Resources would be required to perform under the guarantees is remote, and no amounts related to these guarantees have been recorded.

NOTE 7—Eiger Resources

As of both March 31, 2026 and December 31, 2025, the Minerals and Royalties segment holds an equity investment of $33.7 million in Eiger Resources, which holds operated and non-operated working interests in oil and natural gas assets in the Kansas and the Oklahoma portion of the Hugoton basin. Eiger Resources meets the definition of a VIE. As we own less than 20%, NACCO does not exercise financial control and is not the primary beneficiary of the VIE; therefore, we do not consolidate the results of these operations within our financial statements. Instead, this contract is accounted for as an equity method investment. Our investment is reported on the line Equity method investment in Eiger Resources in the Unaudited Condensed Consolidated Balance Sheets. The Minerals and Royalties segment records its share of earnings as Earnings of unconsolidated operations on the Unaudited Condensed Consolidated Statements of Operations. During the three months ended March 31, 2026 and 2025, we recorded our share of earnings of $1.0 million and $0.6 million, respectively. Due to the timing and availability of financial information, earnings or losses from this investment are recorded on a one quarter lag.

Changes in the Eiger Resources equity method investment balance are summarized as follows:

Balance at January 1, 2026	$33,723
Share of earnings	961
Capital contributions	—
Distributions received	(999)
Balance at March 31, 2026	$33,685

NOTE 8—Business Segments

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

See Note 1 for a discussion of our reportable segments. All current operations reside in the U.S.

The following table provides segment financial information and a reconciliation of segment results to consolidated results:

	THREE MONTHS ENDED
	MARCH 31
	2026	2025
Revenues
Utility Coal Mining	$16,691	$19,239
Contract Mining	32,639	31,526
Minerals and Royalties	9,546	10,902
Unallocated Items	4,831	4,400
Eliminations	(932)	(496)
Total	$62,775	$65,571

Cost of sales
Utility Coal Mining	$15,950	$22,570
Contract Mining	27,744	28,378
Minerals and Royalties	1,121	2,244
Unallocated Items	4,612	3,237
Eliminations	(943)	(512)
Total	$48,484	$55,917

Earnings of unconsolidated operations
Utility Coal Mining	$14,108	$14,463
Contract Mining	1,502	969
Minerals and Royalties	961	554
Total	$16,571	$15,986

Operating expenses (income)*
Utility Coal Mining	$7,425	$7,341
Contract Mining	2,409	2,147
Minerals and Royalties	1,650	1,305
Unallocated Items	8,362	7,165
Total	$19,846	$17,958

Operating profit (loss)
Utility Coal Mining	$7,424	$3,791
Contract Mining	3,988	1,970
Minerals and Royalties	7,736	7,907
Unallocated Items	(8,143)	(6,002)
Eliminations	11	16
Total	$11,016	$7,682

*Operating expenses (income) consist of Selling, general and administrative expenses, Amortization of intangible assets and Gain on sale of assets.

	THREE MONTHS ENDED
	MARCH 31
	2026	2025
Expenditures for property, plant and equipment and acquisition of mineral interests
Utility Coal Mining	$533	$617
Contract Mining	11,832	6,754
Minerals and Royalties	69	807
Unallocated Items	20,996	630
Total	$33,430	$8,808

Depreciation, depletion and amortization
Utility Coal Mining	$2,312	$2,018
Contract Mining	1,998	2,702
Minerals and Royalties	887	1,908
Unallocated Items	310	165
Total	$5,507	$6,793

	MARCH 31 2026	DECEMBER 31 2025
Total assets
Utility Coal Mining	$118,954	$125,715
Contract Mining	222,644	213,571
Minerals and Royalties	115,999	115,545
Unallocated Items**	228,059	206,397
Total	$685,656	$661,228

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

In addition to the reportable segments discussed above, we also operate other businesses that are not currently reported as separate segments. These businesses complement our existing operations and support our long-term growth strategic objectives. Mitigation Resources of North America® (Mitigation Resources) provides natural resource restoration and reclamation services that include stream and wetland mitigation solutions. ReGen Resources is pursuing opportunities to develop new power generation resources. See Note 1 to the Unaudited Condensed Consolidated Financial Statements within this Form 10-Q for further discussion of our reportable segments.

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

All financial statement line items below operating profit (other expense, including interest expense and interest income, the provision for income taxes and net income) are presented and discussed within this Form 10-Q on a consolidated basis.

Government Regulation and Environmental Matters: Refer to the discussion of Government Regulation and Environmental Matters as disclosed on pages 9 through 14 in our Annual Report on Form 10-K for the year ended December 31, 2025. The Government Regulation and Environmental Matters have not materially changed since December 31, 2025.

Critical Accounting Policies and Estimates: Refer to the discussion of our Critical Accounting Policies and Estimates as disclosed on pages 46 through 47 in our Annual Report on Form 10-K for the year ended December 31, 2025. Our Critical Accounting Policies and Estimates have not materially changed since December 31, 2025.

CONSOLIDATED FINANCIAL SUMMARY

Our results of operations were as follows for the three months ended March 31:

	THREE MONTHS
	2026	2025
Revenues:
Utility Coal Mining	$16,691	$19,239
Contract Mining	32,639	31,526
Minerals and Royalties	9,546	10,902
Unallocated Items	4,831	4,400
Eliminations	(932)	(496)
Total revenue	$62,775	$65,571
Operating profit (loss):
Utility Coal Mining	$7,424	$3,791
Contract Mining	3,988	1,970
Minerals and Royalties	7,736	7,907
Unallocated Items	(8,143)	(6,002)
Eliminations	11	16
Total operating profit	11,016	7,682
Interest expense	1,658	1,774
Interest income	(595)	(865)
Closed mine obligations	489	473
(Gain) loss on equity securities	(455)	870
Other, net	92	303
Other expense, net	1,189	2,555
Income before income tax provision	9,827	5,127
Income tax provision	991	227
Net income	$8,836	$4,900

Effective income tax rate	10.1%	4.4%

The components of the change in revenues and operating profit are discussed below in Segment Results.

First Quarter of 2026 Compared with First Quarter of 2025

Other expense, net
Interest income decreased in the first quarter of 2026 compared with the 2025 period due to lower earnings on reduced invested cash balances.

(Gain) loss on equity securities represents changes in the market price of invested assets reported at fair value. The favorable change in the first quarter of 2026 compared with the 2025 period is due to fluctuations in the market prices of the exchange-traded equity securities. See Note 5 to the Unaudited Condensed Consolidated Financial Statements for further discussion of equity securities.
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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
The following tables detail the changes in cash flow for the three months ended March 31:

	2026	2025	Change
Operating activities:
Net cash provided by operating activities	$12,374	$5,023	$7,351

Investing activities:
Expenditures for property, plant and equipment and acquisition of mineral interests	(33,430)	(8,808)	(24,622)
Other	905	279	626
Net cash used for investing activities	(32,525)	(8,529)	(23,996)
Cash flow before financing activities	$(20,151)	$(3,506)	$(16,645)

The $7.4 million favorable change in net cash provided by operating activities was primarily due to changes in operating assets and liabilities. This improvement was mainly attributable to an increase in Accounts payable during the first quarter of 2026, primarily due to purchases related to ReGen Resources' solar projects, whereas Accounts payable decreased during the first quarter of 2025 due to the timing of expenditures in the Coal Mining and Contract Mining segments. In addition, a decrease in Accounts receivable, mainly attributable to lower revenues at MLMC, contributed to the improvement but was partially offset by cash payments associated with reclamation work at MLMC during the first quarter of 2026.

	2026	2025	Change
Financing activities:
Net additions (reductions) to long-term debt and revolving credit agreements	$25,507	$(5,057)	$30,564
Cash dividends paid	(1,903)	(1,691)	(212)
Purchase of treasury shares	—	(695)	695
Net cash provided by (used for) financing activities	$23,604	$(7,443)	$31,047
The change in net cash provided by (used for) financing activities was primarily due to additions in debt borrowings during the first three months of 2026 compared with reductions during the first three months of 2025 as well as a decrease in share repurchases during the first three months of 2026.

Financing Activities
NACCO Natural Resources has a $200.0 million secured revolving line of credit (Facility) that matures in September 2028. Borrowings outstanding under the Facility were $100.0 million at March 31, 2026. At March 31, 2026, the excess availability under the Facility was $49.5 million, which reflects a reduction for outstanding letters of credit of $50.5 million.

NACCO has not guaranteed any borrowings of NACCO Natural Resources. The Facility allows for the payment to NACCO of dividends and advances under certain circumstances. Dividends (to the extent permitted by the Facility) and management fees are the primary sources of cash for NACCO and enable us to pay dividends to stockholders and repurchase shares.

The Facility has performance-based pricing, which sets interest rates based upon NACCO Natural Resources achieving various levels of debt to EBITDA ratios, as defined in the Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective March 31, 2026, for base rate and Term Secured Overnight Financing Rate loans were 1.75% and 2.75%, respectively. The Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.45% on the unused commitment at March 31, 2026. During the three months ended March 31, 2026, the average borrowing under the Facility was $84.7 million and the weighted-average annual interest rate was 6.52%.

The Facility contains restrictive covenants, which require, among other things, NACCO Natural Resources to maintain a maximum net debt to EBITDA ratio of 2.75 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 1.50 to 1.00, or if greater than 1.50 to 1.00, a Fixed Charge Coverage Ratio of 1.10 to 1.00. At March 31, 2026, NACCO Natural Resources was in compliance with all financial covenants in the Facility.

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

Expenditures for property, plant and equipment and mineral interests
Actual expenditures were $33.4 million during the first three months of 2026, primarily for land in Tennessee at Mitigation Resources and a dragline in the Contract Mining segment.

Planned expenditures for the remainder of 2026 are expected to be approximately $57 million. This amount includes $6 million in the Utility Coal Mining segment, $25 million in the Contract Mining segment, $20 million in the Minerals and Royalties segment and $6 million in growth businesses included in Unallocated Items. The majority of these expenditures relate to business development opportunities and will only be made if the projects meet our growth investment criteria. Expenditures are expected to be funded from internally generated funds and/or bank borrowings.

Capital Structure
NACCO's consolidated capital structure is presented below:

	MARCH 31 2026	DECEMBER 31 2025	Change
Cash and cash equivalents	$53,161	$49,708	$3,453
Other net tangible assets	530,477	500,411	30,066
Intangible assets, net	4,574	4,725	(151)
Net assets	588,212	554,844	33,368
Total debt	(126,402)	(100,895)	(25,507)
Bellaire closed mine obligations	(24,699)	(24,706)	7
Total equity	$437,111	$429,243	$7,868
Debt to total capitalization	22%	19%	3%

The change in other net tangible assets at March 31, 2026 compared with December 31, 2025 was mainly the result of an increase in Property, plant and equipment and a decrease in Accrued payroll for incentive compensation payments made during the first quarter of 2026. These increases were partially offset by a decrease in Trade accounts receivable primarily due to lower revenue at MLMC during the first quarter of 2026 compared with the fourth quarter of 2025.

Contractual Obligations, Contingent Liabilities and Commitments
Since December 31, 2025, other than the changes identified above, there have been no significant changes in the total amount of NACCO's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 52 in our Annual Report on Form 10-K for the year ended December 31, 2025. See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of certain guarantees related to Coyote Creek.

SEGMENT RESULTS

UTILITY COAL MINING SEGMENT

FINANCIAL REVIEW
Tons of coal delivered by the Utility Coal Mining segment were as follows for the three months ended March 31:

	THREE MONTHS
	2026	2025
Unconsolidated operations	5,514	5,616
Consolidated operations	491	591
Total tons delivered	6,005	6,207

The results of operations for the Utility Coal Mining segment were as follows for the three months ended March 31:

	THREE MONTHS
	2026	2025
Revenues	$16,691	$19,239
Cost of sales	15,950	22,570
Gross profit (loss)	741	(3,331)
Earnings of unconsolidated operations(a)	14,108	14,463
Selling, general and administrative expenses	7,274	7,251
Amortization of intangible assets	151	162
Gain on sale of assets	—	(72)
Operating profit	$7,424	$3,791
(a) See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of our unconsolidated subsidiaries.

During the first quarter of 2026, MLMC's customer's power plant experienced a maintenance outage. As a result, revenues decreased 13.2% in the first quarter of 2026 compared with the first quarter of 2025 due to lower customer requirements. This decrease was partially offset by an increase in the contractually determined per ton sales price at MLMC.

The following table identifies the components of change in Operating profit for the first quarter of 2026 compared with the first quarter of 2025:

Operating Profit
2025	$3,791
Increase (decrease) from:
Gross profit (loss)	4,072
Amortization of intangibles	11
Earnings of unconsolidated operations	(355)
Net change on sale of assets	(72)
Selling, general and administrative expenses	(23)
2026	$7,424

Operating profit increased by $3.6 million in the first quarter of 2026 compared with the first quarter of 2025, primarily due to a reduction in cost per ton delivered at MLMC. Lower demand during the Red Hills Power Plant outage resulted in a shift of certain costs from inventory and cost of sales to reduce MLMC’s asset retirement obligation, which favorably impacted quarterly results. In addition, the first quarter of 2025 included a $3.0 million inventory impairment charge to write down MLMC's coal inventory to its net realizable value.

The increase in operating profit was partially offset by a decrease in earnings of unconsolidated operations primarily due to a lower management fee at Sabine during the first quarter of 2026.

CONTRACT MINING SEGMENT

FINANCIAL REVIEW
Tons delivered by the Contract Mining segment were as follows for the three months ended March 31:

	THREE MONTHS
	2026	2025
Total tons delivered	14,960	12,853

The results of operations for the Contract Mining segment were as follows for the three months ended March 31:

	THREE MONTHS
	2026	2025
Total revenues	$32,639	$31,526
Reimbursable costs	16,865	19,547
Revenues excluding reimbursable costs	$15,774	$11,979

Total revenues	$32,639	$31,526
Cost of sales	27,744	28,378
Gross profit	4,895	3,148
Earnings of unconsolidated operations(a)	1,502	969
Selling, general and administrative expenses	2,414	2,147
Gain on sale of assets	(5)	—
Operating profit	$3,988	$1,970
(a) See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of our unconsolidated subsidiaries.

Revenues excluding reimbursable costs increased 31.7% in the first quarter of 2026 compared with the 2025 period primarily due to a new dragline mining service contract as well as higher customer requirements at the consolidated limestone quarries. Reimbursable costs have an offsetting amount in cost of sales and have no impact on gross profit.

The following table identifies the components of change in Operating profit for the first quarter of 2026 compared with the first quarter of 2025:

Operating Profit
2025	$1,970
Increase (decrease) from:
Gross profit	1,747
Earnings of unconsolidated operations	533
Net change on sale of assets	5
Selling, general and administrative expenses	(267)
2026	$3,988

Operating profit improved by $2.0 million in the first quarter of 2026 compared with the first quarter of 2025, primarily due to increases in gross profit and earnings of unconsolidated operations. These improvements were mainly the result of an increase in tons delivered, improved margins at limestone quarries and contributions from a new dragline mining service contract, partially offset by lower profit on part sales.

The improved margins were partially due to $0.9 million in lower depreciation expense. Effective January 1, 2026, the Company’s Contract Mining segment changed its depreciation method for certain assets (primarily draglines and other large mining equipment) from the straight-line method to the units-of-production method. See Note 1 to the Unaudited Condensed Consolidated Financial Statements for further discussion of this change.

MINERALS AND ROYALTIES SEGMENT
FINANCIAL REVIEW
The following table sets forth our estimate of the number of gross and net productive wells:

	March 31, 2026		March 31, 2025
	Gross	Net	Gross	Net
Oil and Natural Gas Wells	2,542	24.1	2,328	23.3

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

Oil and natural gas prices have been historically volatile and may continue to be volatile in the future. The table below shows the average prices as reported by the United States Energy Information Administration for the three months ended March 31:

	THREE MONTHS
	2026	2025
West Texas Intermediate Average Crude Oil Price	$71.98	$71.84
Henry Hub Average Natural Gas Price	$4.79	$4.15
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

The results of operations for the Minerals and Royalties segment were as follows for the three months ended March 31:

	THREE MONTHS
	2026	2025
Oil and natural gas revenues	$7,827	$9,117
Other revenues	1,719	1,785
Total Revenues	$9,546	$10,902

Total Revenues	$9,546	$10,902
Cost of sales	1,121	2,244
Gross profit	8,425	8,658
Earnings from unconsolidated operations	961	554
Selling, general and administrative expenses	1,651	1,305
Gain on sale of assets	(1)	—
Operating profit	$7,736	$7,907

Revenues decreased 12.4% in the first quarter of 2026 compared with the first quarter of 2025 primarily due to lower natural gas revenue as a result of decreased production.

The following table identifies the components of change in Operating profit for the first quarter of 2026 compared with the first quarter of 2025:

Operating Profit
2025	$7,907
Increase (decrease) from:
Selling, general and administrative expenses, including Gain on sale of assets	(345)
Gross profit	(233)
Earnings of unconsolidated operations	407
2026	$7,736

Operating profit decreased by $0.2 million in the first quarter of 2026 compared with the first quarter of 2025 primarily due to an increase in selling, general and administrative expenses and lower gross profit. The increase in selling, general and administrative expenses was primarily due to higher employee-related costs. The decrease in gross profit was mainly due to lower production, partially offset by a decrease in depletion expense.

These decreases were partially offset by an improvement in earnings of unconsolidated operations related to an additional investment in Eiger Resources during the fourth quarter of 2024. Due to the timing and availability of financial information, earnings or losses from this investment are recorded on a one quarter lag.

UNALLOCATED ITEMS AND ELIMINATIONS

FINANCIAL REVIEW
Unallocated Items and Eliminations were as follows for the three months ended March 31:

	THREE MONTHS
	2026	2025
Operating loss	$(8,132)	$(5,986)

The operating loss increased in the first quarter of 2026 compared to the first quarter of 2025 primarily due to higher operating expenses at Mitigation Resources and a $0.5 million long-lived asset impairment charge for an office building in North Dakota that is held for sale.

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

Our foundation rests on a stable base of long-term coal-mining contracts and legacy mineral and royalty assets, which generate dependable recurring cash flows. As new long-term contracts and investments are added across the Company, these new multi-year agreements create a “layering effect" as their contributions compound. The momentum our operations experienced in the second half of 2025 and the first quarter of 2026 is expected to continue throughout the remainder of 2026, resulting in meaningful year‑over‑year improvements in consolidated operating profit, net income and Adjusted EBITDA. Excluding the effect of a $6 million after-tax pension settlement charge in 2025, year‑over‑year growth is expected to moderate in the second half of 2026 as anticipated results are compared against stronger prior-year operational performance.

At our Utility Coal Mining segment, operated by North American Coal, we expect a meaningful increase in operating profit compared with 2025, primarily in the first half of 2026. We anticipate improved results at MLMC if the customer's power plant is able to operate as planned. An expected increase in the contractually determined per ton sales price and a lower cost per ton delivered are also anticipated to contribute to this improvement. We expect these operating profit improvements to be partly offset by lower earnings at the unconsolidated mining operations due to reduced income associated with the wind down of reclamation services at Sabine.

The Contract Mining segment, operated by North American Mining, serves as our mining growth platform. We are building a growing portfolio of long-term contracts through geographic and mineral expansion that are expected to strengthen the foundation for sustained profitability in this segment. In early 2026, we commenced activities under a multi-year dragline services contract as part of a U.S. Army Corps of Engineers construction project in Palm Beach County, Florida. We also anticipate commencing operations at a new limestone quarry in Arizona during the second half of 2026.

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

As a result of earnings contributions from new contracts and continued momentum from 2025 activities, we anticipate a substantial year-over-year increase in operating profit and Segment Adjusted EBITDA in the Contract Mining segment.

The Minerals and Royalties segment, managed by Catapult, has constructed a high-quality, diversified portfolio of oil and gas mineral and royalty interests in the United States. The Catapult team is expanding its portfolio by leveraging a data-driven approach to capital deployment that incorporates a longer-term view of production and development. This segment also holds a meaningful equity investment in a company that has operating and non-operating working interests in oil and natural gas assets. Anticipated increases in income from our equity holding combined with higher oil prices are expected to be more than offset by anticipated production declines and a changing mix of production and development activity, resulting in an overall year-over-year decrease in Minerals and Royalties' operating profit and Segment Adjusted EBITDA. Changes in commodity prices or production and development assumptions, including as a result of the ongoing Middle East conflict, could alter current expectations.

Mitigation Resources provides natural resource restoration and reclamation services that include stream and wetland mitigation solutions. Mitigation Resources is successfully leveraging its strong reputation and clear competitive strengths to expand into additional mitigation, restoration and reclamation markets. Mitigation Resources is expected to deliver increasing profitability over time from the sale of mitigation credits and as reclamation and restoration services expand. This business, while currently variable in performance due to permit and project timing, is expected to generate a profit in the second half of 2026 and move toward more consistent and improving results over time as the business expands.

We continue to invest in our businesses to support future growth. Capital expenditures totaled $33 million in the first quarter of 2026. We anticipate additional spending of up to $57 million over the remainder of the year, primarily for business development opportunities. These expenditures will be made only if projects meet our growth investment criteria. As a result, we anticipate a greater use of cash before financing in 2026 compared with 2025.

Our businesses provide essential inputs for electricity generation, construction and development, and industrial production. As demand for reliable uninterrupted energy continues to grow, natural resources fundamentals remain strong, reinforcing the importance of dependable baseload generation. Recent policy developments, including the re-establishment of the National Coal Council, highlight coal’s ongoing strategic role in supporting grid reliability, economic competitiveness and national security. This development, along with a favorable regulatory environment, reinforces our confidence in our near-term outlook and long-term growth trajectory.

Our conservative approach to maintaining a strong capital structure and operating discipline minimizes risk, while the compounding effect of a growing portfolio of long-term contracts and strategic growth investments create a robust foundation for cash flow growth. With a perspective that spans decades, we are methodically building a strong, stable business that is expected to deliver annuity-like returns. This long-term view allows us to leverage our core skills for strategic, measured expansion and pursue opportunities with longer-term horizons and higher returns. We pursue opportunities that other companies with shorter time horizons might overlook. Our commitment is to generate increasing cash flows and return value to stockholders, whether through reinvestment for growth or direct returns such as share repurchases and payment of dividends. We remain confident in our ability to drive growth, expand our capabilities and reward shareholders over the long run.

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) a significant reduction in demand by the Company's customers, (2) changes in the prices of hydrocarbons, particularly diesel fuel, natural gas, natural gas liquids and oil as a result of factors such as OPEC and/or government actions, geopolitical developments, economic conditions and regulatory changes, as well as supply and demand dynamics, (3) weather conditions, extended power plant outages, liquidity events or other events that would change the level of customers' coal or aggregates requirements, (4) changes to or termination of customer or other third-party contracts, or a customer or other third party default under a contract, (5) changes in development plans by third-party lessees of the Company's mineral interests, (6) failure or delays by the Company's lessees in achieving expected production of natural gas and other hydrocarbons; the availability and cost of transportation and processing services in the areas where the Company's oil and gas reserves are located; and the ability of lessees to obtain capital or financing needed for well-development operations and leasing and development of oil and gas reserves on federal lands, (7) any customer's premature facility closure or extended project development delay, (8) federal and state legislative and regulatory actions affecting fossil fuels, (9) supply chain disruptions, including price increases and shortages of parts and materials, inclusive of tariff effects, (10) failure to obtain adequate insurance coverages at reasonable rates, (11) changes in tax laws or regulatory requirements, including the elimination of, or reduction in, the percentage depletion tax deduction, changes in mining or power plant emission regulations and health, safety or environmental legislation, (12) impairment charges, (13) changes in costs related to geological and geotechnical conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (14) equipment problems that could affect deliveries to customers, (15) changes in the costs to reclaim mining areas, (16) costs to pursue and develop new mining, mitigation, oil and gas and power generation development opportunities and other value-added service opportunities, (17) the ability to successfully evaluate investments and achieve intended financial results in new business and growth initiatives, (18) disruptions from natural or human causes, including severe weather, accidents, fires, earthquakes and terrorist acts, any of which could result in suspension of operations or harm to people or the environment, and (19) the ability to attract, retain, and replace workforce and administrative employees.

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
Changes in internal control over financial reporting: During the first quarter of 2026, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
    None.

Item 1A    Risk Factors
During the quarter ended March 31, 2026, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
Month #1 (January 1 to 31, 2026)	—	$—	—	$18,162,075
Month #2 (February 1 to 28, 2026)	—	$—	—	$18,162,075
Month #3 (March 1 to 31, 2026)	—	$—	—	$18,162,075
Total	—	$—	—	$18,162,075

(1)    During 2025, our Board of Directors approved a stock purchase program providing for the purchase of up to $20.0 million of our outstanding Class A common stock through December 31, 2027. See Note 4 to the Unaudited Condensed Consolidated Financial Statements for further discussion of our stock repurchase programs.

Item 3    Defaults Upon Senior Securities
    None.

Item 4    Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 filed with this Quarterly Report on Form 10-Q for the period ended March 31, 2026.

Item 5    Other Information
During the first quarter of 2026, none of our directors or executive officers adopted or terminated a Rule 10b5-1
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

NACCO Industries, Inc. (Registrant)
Date:	May 5, 2026	/s/ Elizabeth I. Loveman
Elizabeth I. Loveman
Senior Vice President and Controller (principal financial and accounting officer)