Form 10-Q
period 2026-06-30
NACCO INDUSTRIES INC
filed 2026-08-05
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☑
Number of shares of Class A Common Stock outstanding at July 31, 2026: 5,984,875
Number of shares of Class B Common Stock outstanding at July 31, 2026: 1,561,820

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30 2026	DECEMBER 31 2025
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$45,523	$49,708
Trade accounts receivable	34,728	42,921
Oil and natural gas receivables	9,073	7,978
Accounts receivable from affiliates	10,177	6,906
Prepaid profit sharing	8,319	11,529
Inventories	61,076	63,648
Assets held for sale	19,883	12,774
Prepaid insurance	235	5,546
Other current assets	20,234	13,882
Total current assets	209,248	214,892
Property, plant and equipment, net	299,034	287,546
Intangibles, net	4,378	4,725
Mining supplies inventory	43,304	34,795
Deferred income taxes	16,333	14,001
Investments in unconsolidated subsidiaries	14,792	14,750
Operating lease right-of-use assets	8,385	9,595
Equity securities	19,121	17,696
Equity method investment in Eiger Resources	29,258	33,723
Other non-current assets	33,634	29,505
Total assets	$677,487	$661,228
LIABILITIES AND EQUITY
Accounts payable	$22,279	$16,060
Accounts payable to affiliates	81	678
Current maturities of long-term debt	8,596	9,080
Asset retirement obligations	8,018	8,185
Accrued payroll	14,007	19,863
Excess funding liability	—	5,450
Other current liabilities	10,512	10,299
Total current liabilities	63,493	69,615
Long-term debt	16,522	16,815
Long-term revolving credit agreements	95,000	75,000
Operating lease liabilities	6,960	7,950
Asset retirement obligations	34,544	39,516
Retirement benefit plans	4,348	4,558
Deferred revenue	12,674	10,593
Other long-term liabilities	7,808	7,938
Total liabilities	241,349	231,985
Stockholders' equity
Common stock:
Class A, par value $1 per share, 5,984,875 shares outstanding (December 31, 2025 - 5,864,134 shares outstanding)	5,985	5,864
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,561,820 shares outstanding (December 31, 2025 - 1,562,963 shares outstanding)	1,562	1,563
Capital in excess of par value	45,116	42,427
Retained earnings	385,121	381,130
Accumulated other comprehensive loss	(1,646)	(1,741)
Total stockholders' equity	436,138	429,243
Total liabilities and equity	$677,487	$661,228

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2026	2025	2026	2025
	(In thousands, except per share data)
Revenues	$72,310	$68,235	$135,085	$133,806
Cost of sales	57,108	61,415	105,592	117,332
Gross profit	15,202	6,820	29,493	16,474
Earnings of unconsolidated operations	14,164	13,138	30,735	29,124
Operating expenses
Selling, general and administrative expenses	19,248	19,773	38,949	37,641
Amortization of intangible assets	196	245	347	407
Loss (gain) on sale of assets	205	(9)	199	(81)
Asset impairment charges	11,984	—	11,984	—
	31,633	20,009	51,479	37,967
Operating (loss) profit	(2,267)	(51)	8,749	7,631
Other expense (income)
Interest expense	1,620	1,944	3,278	3,718
Interest income	(633)	(770)	(1,228)	(1,635)
Closed mine obligations	445	503	934	976
(Gain) loss on equity securities	(858)	(349)	(1,313)	521
Gain on settlement of excess funding liability	—	(3,590)	—	(3,590)
Other, net	332	217	424	520
	906	(2,045)	2,095	510
(Loss) income before income tax benefit	(3,173)	1,994	6,654	7,121
Income tax benefit	(2,210)	(1,266)	(1,219)	(1,039)
Net (loss) income	$(963)	$3,260	$7,873	$8,160

(Loss) earnings per share:
Basic (loss) earnings per share	$(0.13)	$0.44	$1.05	$1.10
Diluted (loss) earnings per share	$(0.13)	$0.44	$1.04	$1.10

Basic weighted average shares outstanding	7,542	7,445	7,508	7,398
Diluted weighted average shares outstanding	7,542	7,445	7,548	7,446

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2026	2025	2026	2025
	(In thousands)
Net (loss) income	$(963)	$3,260	$7,873	$8,160
Reclassification of pension and postretirement adjustments into earnings, net of $15 and $29 tax benefit in the three and six months ended June 30, 2026, respectively, and net of $34 and $65 tax benefit in the three and six months ended June 30, 2025, respectively.	47	108	95	217
Total other comprehensive income	47	108	95	217
Comprehensive (loss) income	$(916)	$3,368	$7,968	$8,377

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30
	2026	2025
	(In thousands)
Operating activities
Net cash provided by (used for) operating activities	$20,673	$(2,753)

Investing activities
Expenditures for property, plant and equipment and acquisition of mineral interests	(41,921)	(11,950)
Proceeds from the sale of assets	24	120
Contributions to equity method investment	(2,733)	—
Return of equity method investments	4,448	—
Other	(17)	795
Net cash used for investing activities	(40,199)	(11,035)

Financing activities
Net additions (reductions) to revolving credit agreement	20,000	(5,000)
Reductions to long-term debt	(2,353)	(2,321)
Additions to note payable to affiliate	1,576	1,943
Cash dividends paid	(3,882)	(3,570)
Purchase of treasury shares	—	(695)
Net cash provided by (used for) financing activities	15,341	(9,643)

Cash and cash equivalents
Total decrease for the period	(4,185)	(23,431)
Balance at the beginning of the period	49,708	72,833
Balance at the end of the period	$45,523	$49,402
See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2025	$5,730	$1,566	$34,340	$373,363	$(10,052)	$404,947
Stock-based compensation	169	—	1,378	—	—	1,547
Purchase of treasury shares	(22)	—	—	(673)	—	(695)
Net income	—	—	—	4,900	—	4,900
Cash dividends on Class A and Class B common stock: $0.2275 per share	—	—	—	(1,691)	—	(1,691)
Reclassification adjustment to net income, net of tax	—	—	—	—	109	109
Balance, March 31, 2025	$5,877	$1,566	$35,718	$375,899	$(9,943)	$409,117
Stock-based compensation	9	—	2,505	—	—	2,514
Conversion of Class B to Class A shares	2	(2)	—	—	—	—
Net income	—	—	—	3,260	—	3,260
Cash dividends on Class A and Class B common stock: $0.2525 per share	—	—	—	(1,879)	—	(1,879)
Reclassification adjustment to net income, net of tax	—	—	—	—	108	108
Balance, June 30, 2025	$5,888	$1,564	$38,223	$377,280	$(9,835)	$413,120

Balance, January 1, 2026	$5,864	$1,563	$42,427	$381,130	$(1,741)	$429,243
Stock-based compensation	114	—	773	—	—	887
Net income	—	—	—	8,836	—	8,836
Cash dividends on Class A and Class B common stock: $0.2525 per share	—	—	—	(1,903)	—	(1,903)
Reclassification adjustment to net income, net of tax	—	—	—	—	48	48
Balance, March 31, 2026	$5,978	$1,563	$43,200	$388,063	$(1,693)	$437,111
Stock-based compensation	6	—	1,916	—	—	1,922
Conversion of Class B to Class A shares	1	(1)				—
Net loss	—	—	—	(963)	—	(963)
Cash dividends on Class A and Class B common stock: $0.2625 per share	—	—	—	(1,979)	—	(1,979)
Reclassification adjustment to net income, net of tax	—	—	—	—	47	47
Balance, June 30, 2026	$5,985	$1,562	$45,116	$385,121	$(1,646)	$436,138

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
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

In addition to the reportable segments discussed above, we also operate other businesses that are not currently reported as separate segments. These businesses complement our existing operations and support our long-term growth strategic objectives. Mitigation Resources of North America® (Mitigation Resources) provides natural resource restoration and reclamation services that include stream and wetland mitigation solutions. ReGen Resources is pursuing the advancement and monetization of power generation projects.

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

During the six months ended June 30, 2026, the Utility Coal Mining segment's operating coal mines were: The Coteau Properties Company (Coteau), Coyote Creek Mining Company, LLC (Coyote Creek), The Falkirk Mining Company (Falkirk) and Mississippi Lignite Mining Company (MLMC). Coteau, Falkirk and Coyote Creek are in North Dakota and MLMC is in Mississippi. Each of these mines produce lignite coal. MLMC’s coal supply contract contains a take or pay provision; however, the customer's financial condition has adversely affected the collectability of such claims, and there can be no assurance that such amounts will be collected in the future. All other coal supply contracts are requirements contracts. Certain coal supply contracts can be terminated early, which would result in a reduction to future earnings.

The MLMC contract is the only coal supply contract in which we are responsible for all operating costs, capital requirements and final mine reclamation; therefore, MLMC is consolidated within our financial statements. MLMC sells coal to its customer at a contractually agreed-upon price which adjusts monthly, primarily based on changes in the level of established indices which reflect general U.S. inflation rates and includes adjustments for coal quality and certain reimbursable costs. Profitability at MLMC is affected by customer demand for coal, changes in the contractually determined sales price and actual costs incurred. MLMC's customer operates the Red Hills Power Plant, which supplies electricity to the Tennessee Valley Authority (TVA) under a long-term power purchase agreement. MLMC’s contract with its customer runs through April 1, 2032. Current mine area reserves are sufficient to meet contractual requirements through the 2032 contract term. TVA’s power portfolio includes coal, nuclear, hydroelectric, natural gas and renewables. The decision regarding which power plants to dispatch is determined by TVA. As a significant portion of MLMC’s costs are fixed, reduction in dispatch, reduced mechanical availability or other operational issues at the Red Hills Power Plant could adversely affect coal demand, customer liquidity and the collectability of amounts due under the contract and materially reduce operating results at MLMC.

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

Contract Mining Segment
The Contract Mining segment provides value-added contract mining and other services for producers of industrial minerals and products and other customers. The segment is a platform for our growth and diversification of mining activities outside of the thermal coal industry. Contract Mining provides contract mining services for independently owned mines, quarries and construction projects, creating value for our customers by performing the mining aspects of our customers’ operations. This allows customers to focus on their areas of expertise: materials handling and processing, product sales and distribution. As of June 30, 2026, the segment operates at quarries in Florida, Arkansas and Nebraska and is expected to begin operations at a quarry in Arizona during the fourth quarter of 2026. During the six months ended June 30, 2026, the segment began providing dragline services as part of a U.S. Army Corps of Engineers construction project in Palm Beach County, Florida.

Also, Contract Mining's subsidiary, Sawtooth, is the exclusive provider of comprehensive mining services for the Thacker Pass lithium project in Humboldt County, Nevada. Thacker Pass is owned by a joint venture between Lithium Americas Corp. and General Motors Holdings LLC. The U.S. Department of Energy holds warrants to purchase five percent non-voting, non-transferable equity in this joint venture. Thacker Pass is targeting initial lithium production in late 2027. The contract requires reimbursement for costs of mining, capital expenditures and mine closure. Sawtooth will recognize a contractually agreed upon production fee once the mine is operating. In addition to providing comprehensive mining services, Sawtooth is currently assisting with certain construction services and will transport clay tailings once lithium production commences.

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

•Non-Participating Royalty Interest (NPRI). NPRI is an interest in oil and gas production which is created from the mineral estate. The NPRI is expense-free, bearing no operational costs of production. The term non-participating indicates that the interest owner does not share in the bonus, rentals from a lease, nor the right to participate in the execution of oil and gas leases. The NPRI owner does, however, typically receive royalty payments.

•Overriding Royalty Interest (ORRI). ORRIs are created by carving out the right to receive royalties from a working interest. Like royalty interests, ORRIs do not confer an obligation to make capital expenditures or pay for lease operating expenses and have limited environmental liability; however, ORRIs may be calculated net of post-production expenses, depending on how the ORRI is structured. ORRIs that are carved out of working interests are linked to the same underlying oil and gas lease that created the working interest, and therefore, such ORRIs are typically subject to expiration upon the expiration or termination of the oil and gas lease.

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

The effect of the change to the units of production method resulted in a reduction of $0.7 million and $1.6 million in depreciation expense during the three and six months ended June 30, 2026, respectively. The Contract Mining segment’s total cost basis of machinery subject to the units of production method was $103.9 million as of June 30, 2026. Straight-line depreciation continues to be applied to other classes of assets where usage is time-based rather than activity-based.

As of June 30, 2026 and December 31, 2025, we had $19.9 million and $12.8 million, respectively, classified as Assets held for sale on the Unaudited Condensed Consolidated Balance Sheets. As of June 30, 2026, Assets held for sale consists of two draglines not in use in the Contract Mining segment as well as an office building in North Dakota and land in Texas within Unallocated Items.

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

In May 2026, the FASB issued Accounting Standards Update ASU No. 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818) (ASU 2026-02), which establishes recognition, measurement, presentation and disclosure requirements for environmental credits and related environmental credit obligations. The guidance is effective for public business entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently in the process of evaluating the impact of this ASU on our Financial Statements and related disclosures.

Basis of Presentation: These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position at June 30, 2026, the results of our operations, comprehensive income, cash flows and changes in equity for the six months ended June 30, 2026 and 2025 have been included. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.

The balance sheet at December 31, 2025 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. GAAP for complete financial statements.

Certain reclassifications have been made to the prior periods’ Unaudited Condensed Consolidated Financial Statements to conform to the current period's presentation.

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

In the Minerals and Royalties segment, we have the right to receive revenues from the sale of oil and natural gas through sales of the third-party lessees in which we own a mineral or royalty interest. Revenue is recognized at the point control of the product is transferred from the operator to the purchaser. Those purchasers remit payment to the operator and the operator, in turn, remits payment to us. Receivables from third-party lessees for which we did not receive actual production information, either due to timing delays or due to the unavailability of data at the time when revenues are recognized, are estimated using expected sales volumes and estimated prices. The difference between our estimates and the actual amounts received is recorded in the month that payment is received from the third-party lessee. We typically receive payment for oil and natural gas sales within 90 days of the month of delivery. For the three months ended June 30, 2026, the difference between our prior period estimates and the actual amounts received from operators resulted in a favorable adjustment of $1.6 million. For the six months ended June 30, 2026 and the three and six months ended June 30, 2025, differences between our estimates and the actual amounts received from operators were immaterial.

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

Prior Period Performance Obligations: As discussed above, we record royalty income in the month production is delivered to the purchaser. The expected sales volumes and estimated prices for these properties are estimated and recorded in Oil and natural gas receivable in the Unaudited Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2026 and the three months ended June 30, 2025, royalty income recognized in the reporting period relating to production satisfied in prior periods was immaterial. During the six months ended June 30, 2025, royalty income recognized in the reporting period relating to production satisfied in prior periods was $1.5 million.

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

The following table disaggregates revenue by major sources as of June 30:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2026	2025	2026	2025
Timing of Revenue Recognition
Transferred at a point in time	$22,824	$29,472	$41,661	$50,326
Transferred over time	49,486	38,763	93,424	83,480
Total revenues	$72,310	$68,235	$135,085	$133,806

Contract Balances: The opening and closing balances of our current and long-term contract assets and liabilities and receivables are as follows:

	Contract balances
	Trade accounts receivable	Contract asset (current)	Contract asset (long-term)	Contract liability (current)	Contract liability (long-term)
Balance at January 1, 2026	$42,921	$382	$3,500	$1,358	$10,593
Balance at June 30, 2026	34,728	551	3,500	1,743	12,674
Increase (decrease)	$(8,193)	$169	$—	$385	$2,081

We expect to recognize $0.6 million in the remainder of 2026, $1.4 million in 2027, $1.2 million in 2028, $0.2 million in 2029 and 2030, and $10.8 million thereafter related to the contract liability remaining at June 30, 2026. The difference between the opening and closing amounts of our contract balances results from the timing difference between our performance and the customer’s payment.

We have no contract assets recognized from the costs to obtain or fulfill a contract with a customer.

NOTE 3—Inventories

Inventories are summarized as follows:

	JUNE 30 2026	DECEMBER 31 2025
Coal	$27,497	$24,585
Mining supplies	76,883	73,858
Total inventories	$104,380	$98,443

We recorded inventory impairment charges of $1.3 million and $4.3 million during the three and six months ended June 30, 2025, respectively. The inventory impairment charges are in the Cost of sales line in the accompanying Unaudited Condensed Consolidated Statements of Operations as mining costs exceeded the net realizable value of coal inventory at MLMC.

Mining supplies inventory consists primarily of critical spare parts to support Contract Mining’s dragline operations and other general supplies used on day-to-day operations. Mining supplies inventory not expected to be utilized within the next 12 months is classified as long-term on the Unaudited Condensed Consolidated Balance Sheets.

NOTE 4—Stockholders' Equity

Stock Repurchase Program: On November 18, 2025, our Board of Directors approved a stock purchase program (2025 Stock Repurchase Program) providing for the purchase of up to $20.0 million of our outstanding Class A common stock through December 31, 2027. NACCO's previous repurchase program would have expired on December 31, 2025 but was terminated and replaced by the 2025 Stock Repurchase Program. During the three months ended June 30, 2026 and 2025, and the six months ended June 30, 2026, there were no stock repurchases. During the six months ended June 30, 2025, we repurchased 22,198 shares of Class A common stock for an aggregate purchase price of $0.7 million.

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

NOTE 5—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents our assets accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Date	(Level 1)	(Level 2)	(Level 3)
	June 30, 2026
Assets:
Equity securities	$19,121	$19,121	$—	$—
Money market funds	8,319	8,319	—	—
	$27,440	$27,440	$—	$—

	December 31, 2025
Assets:
Equity securities	$17,696	$17,696	$—	$—
Money market funds	14,579	14,579	—	—
	$32,275	$32,275	$—	$—

In a previous period, Bellaire established a $5.0 million Mine Water Treatment Trust, which is legally restricted for purposes of settling the Bellaire asset retirement obligation, to assure the long-term treatment of post-mining discharges. Bellaire's Mine Water Treatment Trust invests in equity securities that are reported at fair value based upon quoted market prices in active markets for identical assets; therefore, they are classified as Level 1 within the fair value hierarchy. The fair value of the Mine Water Treatment Trust was $14.3 million and $13.5 million at June 30, 2026 and December 31, 2025, respectively, and is recognized as a component of Equity securities in the Unaudited Condensed Consolidated Balance Sheets. We recognized gains of $1.2 million and $0.8 million during the three and six months ended June 30, 2026, respectively, and gains of $0.8 million and $0.5 million during the three and six months ended June 30, 2025, respectively, related to the Mine Water Treatment Trust.

In a previous period, we invested $2.0 million in equity securities of a public company with a diversified portfolio of royalty producing mineral interests. The investment is reported at fair value based upon quoted market prices in active markets for identical assets; therefore, it is classified as Level 1 within the fair value hierarchy. The fair value of this investment was $4.8 million and $4.2 million at June 30, 2026 and December 31, 2025, respectively, and is recognized as a component of Equity securities in the Unaudited Condensed Consolidated Balance Sheets. We recognized a loss of $0.4 million and a gain of $0.5 million during the three and six months ended June 30, 2026, respectively, and losses of $0.4 million and $1.0 million during the three and six months ended June 30, 2025, respectively, related to the investment in these equity securities.

The change in fair value of equity securities is reported on the line (Gain) loss on equity securities in the Other expense (income) section of the Unaudited Condensed Consolidated Statements of Operations.

During 2025, excess funds from the terminated Combined Defined Benefit Plan and the Falkirk Defined Benefit Plan were invested in a money market fund. These funds are recorded on the line Prepaid profit sharing in the Unaudited Condensed Consolidated Balance Sheets and are being utilized to fund profit sharing contributions to eligible 401(k) plan participants. The money market investment is reported at fair value based upon quoted market prices in active markets for identical assets; therefore, it is classified as Level 1 within the fair value hierarchy. During the second quarter of 2025, the Company and Falkirk’s former customer agreed to settle the corresponding liability for $10.9 million, resulting in a gain of $3.6 million on the

Unaudited Condensed Consolidated Statement of Operations. The remaining $5.4 million liability recorded on the line Excess funding liability on the Unaudited Condensed Consolidated Balance Sheet at December 31, 2025 was paid to the former customer in the second quarter of 2026.

There were no transfers into or out of Levels 1, 2 or 3 during the six months ended June 30, 2026 and 2025.

Nonrecurring Fair Value Measurements: During the second quarter of 2026, the Company recognized impairment charges related to certain solar development projects within ReGen Resources. The carrying value of these projects primarily consisted of an equity method investment, transformer deposits, site development costs and other project-related capitalized expenditures.

Management identified events and circumstances indicating that the carrying amounts of certain solar development projects may not be recoverable, including changing market conditions, lower-than-expected projected monetization values, contractual pricing considerations and increased development and execution risks. Management concluded that the fair values of certain project assets and investments were below their carrying amounts. As a result, the Company recorded total asset impairment charges of $12.0 million in Unallocated Items. The impairment charges are reported on the line Asset impairment charges in the Unaudited Condensed Consolidated Statements of Operations. As of June 30, 2026, we have approximately $4.2 million of capitalized assets associated with solar development projects.

The fair value measurements were classified as a Level 3 measurement within the fair value hierarchy because significant unobservable inputs were utilized in determining fair value. Observable market prices were not available due to the absence of an active market for the underlying projects and a lack of comparable market transactions. Significant assumptions considered by management included expected project timing, the probability and timing of anticipated tax credit monetization, potential recoverability of development expenditures and potential value associated with equipment and assignable contractual rights.

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

The Investment in the unconsolidated subsidiaries and related tax positions totaled $14.8 million at June 30, 2026 and December 31, 2025. Our risk of loss relating to these entities is limited to our invested capital, which was $5.4 million and $6.7 million at June 30, 2026 and December 31, 2025, respectively. Earnings of Unconsolidated Subsidiaries were $15.2 million and $30.8 million during the three and six months ended June 30, 2026, respectively, and $12.9 million and $28.3 million during the three and six months ended June 30, 2025, respectively.

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

NOTE 7—Eiger Resources

As of June 30, 2026 and December 31, 2025, the Minerals and Royalties segment holds an equity investment of $29.3 million and $33.7 million, respectively, in Eiger Resources, which holds operated and non-operated working interests in oil and natural gas assets in the Kansas and the Oklahoma portion of the Hugoton basin. Eiger Resources meets the definition of a VIE. As we own less than 20%, NACCO does not exercise financial control and is not the primary beneficiary of the VIE; therefore, we do not consolidate the results of these operations within our financial statements. Instead, this contract is accounted for as an equity method investment. Our investment is reported on the line Equity method investment in Eiger Resources in the Unaudited Condensed Consolidated Balance Sheets. The Minerals and Royalties segment records its share of earnings as Earnings of unconsolidated operations on the Unaudited Condensed Consolidated Statements of Operations. We recorded our share of losses of $1.1 million and $0.1 million during the three and six months ended June 30, 2026, respectively, and earnings of $0.3 million and $0.8 million during the three and six months ended June 30, 2025, respectively. Due to the timing and availability of financial information, earnings or losses from this investment are recorded on a one quarter lag.

Changes in the Eiger Resources equity method investment balance are summarized as follows:

Balance at January 1, 2026	$33,723
Share of losses	(100)
Distributions received	(4,365)
Balance at June 30, 2026	$29,258

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

See Note 1 for a discussion of our reportable segments. All current operations reside in the U.S.

The following table provides segment financial information and a reconciliation of segment results to consolidated results:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2026	2025	2026	2025
Revenues
Utility Coal Mining	$21,477	$28,626	$38,168	$47,865
Contract Mining	36,919	30,723	69,558	62,249
Minerals and Royalties	10,617	7,268	20,163	18,170
Unallocated Items	4,433	2,223	9,264	6,623
Eliminations	(1,136)	(605)	(2,068)	(1,101)
Total	$72,310	$68,235	$135,085	$133,806

Cost of sales
Utility Coal Mining	$21,104	$30,327	$37,054	$52,897
Contract Mining	32,045	28,659	59,789	57,037
Minerals and Royalties	1,278	986	2,399	3,230
Unallocated Items	3,815	2,051	8,427	5,288
Eliminations	(1,134)	(608)	(2,077)	(1,120)
Total	$57,108	$61,415	$105,592	$117,332

Earnings (losses) of unconsolidated operations
Utility Coal Mining	$13,646	$11,656	$27,754	$26,119
Contract Mining	1,579	1,232	3,081	2,201
Minerals and Royalties	(1,061)	251	(100)	805
Unallocated Items	—	(1)	—	(1)
Total	$14,164	$13,138	$30,735	$29,124

Operating expenses (income)*
Utility Coal Mining	$7,739	$8,733	$15,164	$16,074
Contract Mining	2,688	2,286	5,097	4,433
Minerals and Royalties	1,530	1,328	3,180	2,633
Unallocated Items	19,676	7,662	28,038	14,827
Total	$31,633	$20,009	$51,479	$37,967

Operating (loss) profit
Utility Coal Mining	$6,280	$1,222	$13,704	$5,013
Contract Mining	3,765	1,010	7,753	2,980
Minerals and Royalties	6,748	5,205	14,484	13,112
Unallocated Items	(19,058)	(7,491)	(27,201)	(13,493)
Eliminations	(2)	3	9	19
Total	$(2,267)	$(51)	$8,749	$7,631

*Operating expenses (income) consist of Selling, general and administrative expenses, Amortization of intangible assets, Loss (gain) on sale of assets and Asset impairment charges.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2026	2025	2026	2025
Expenditures for property, plant and equipment and acquisition of mineral interests
Utility Coal Mining	$497	$1,433	$1,030	$2,050
Contract Mining	6,780	1,032	18,612	7,786
Minerals and Royalties	1	—	70	807
Unallocated Items	1,213	677	22,209	1,307
Total	$8,491	$3,142	$41,921	$11,950

Depreciation, depletion and amortization
Utility Coal Mining	$2,404	$2,132	$4,716	$4,150
Contract Mining	2,493	2,917	4,491	5,619
Minerals and Royalties	944	845	1,831	2,753
Unallocated Items	269	197	579	362
Total	$6,110	$6,091	$11,617	$12,884

			JUNE 30 2026	DECEMBER 31 2025
Total assets
Utility Coal Mining			$120,118	$125,715
Contract Mining			231,292	213,571
Minerals and Royalties			111,338	115,545
Unallocated Items**			214,739	206,397
Total			$677,487	$661,228

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

NOTE 10—Subsequent Events

Subsequent to June 30, 2026, management began evaluating additional strategic activities to monetize its solar development projects. Such activities include project sale opportunities, contract amendments, the disposition of project assets and other actions. If these activities are not successful, management estimates that curtailment costs could approximate $7 million based on information currently available.

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

In addition to the reportable segments discussed above, we also operate other businesses that are not currently reported as separate segments. These businesses complement our existing operations and support our long-term growth strategic objectives. Mitigation Resources of North America® (Mitigation Resources) provides natural resource restoration and reclamation services that include stream and wetland mitigation solutions. ReGen Resources is pursuing the advancement and monetization of power generation projects. See Note 1 to the Unaudited Condensed Consolidated Financial Statements within this Form 10-Q for further discussion of our reportable segments.

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

CONSOLIDATED FINANCIAL SUMMARY

Our results of operations were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2026	2025	2026	2025
Revenues:
Utility Coal Mining	$21,477	$28,626	$38,168	$47,865
Contract Mining	36,919	30,723	69,558	62,249
Minerals and Royalties	10,617	7,268	20,163	18,170
Unallocated Items	4,433	2,223	9,264	6,623
Eliminations	(1,136)	(605)	(2,068)	(1,101)
Total revenue	$72,310	$68,235	$135,085	$133,806
Operating (loss) profit:
Utility Coal Mining	$6,280	$1,222	$13,704	$5,013
Contract Mining	3,765	1,010	7,753	2,980
Minerals and Royalties	6,748	5,205	14,484	13,112
Unallocated Items	(19,058)	(7,491)	(27,201)	(13,493)
Eliminations	(2)	3	9	19
Total operating (loss) profit	(2,267)	(51)	8,749	7,631
Interest expense	1,620	1,944	3,278	3,718
Interest income	(633)	(770)	(1,228)	(1,635)
Closed mine obligations	445	503	934	976
(Gain) loss on equity securities	(858)	(349)	(1,313)	521
Gain on settlement of excess funding liability	—	(3,590)	—	(3,590)
Other, net	332	217	424	520
Other expense (income), net	906	(2,045)	2,095	510
(Loss) income before income tax benefit	(3,173)	1,994	6,654	7,121
Income tax benefit	(2,210)	(1,266)	(1,219)	(1,039)
Net (loss) income	$(963)	$3,260	$7,873	$8,160

Effective income tax rate	69.7%	(63.5)%	(18.3%)	(14.6)%

The components of the change in revenues and operating (loss) profit are discussed below in Segment Results.

Second Quarter of 2026 Compared with Second Quarter of 2025, and First Six Months Ended June 30, 2026 Compared with First Six Months Ended June 30, 2025

Other expense (income), net
Interest expense decreased in the second quarter of 2026 and the first six months of 2026 compared with the respective 2025 periods due to an increase in capitalized interest and lower average interest rates, partially offset by higher average borrowings.

Interest income decreased in the second quarter of 2026 and the first six months of 2026 compared with the respective 2025 periods due to lower earnings on reduced invested cash balances.

(Gain) loss on equity securities represents changes in the market price of invested assets reported at fair value. The favorable change in the second quarter of 2026 and the first six months of 2026 compared with the respective 2025 periods is due to fluctuations in the market prices of the exchange-traded equity securities. See Note 5 to the Unaudited Condensed Consolidated Financial Statements for further discussion of equity securities.

During 2025, $14.5 million of excess funds from the terminated Falkirk pension plan were directly transferred to the NACCO 401(k) plan. The NACCO 401(k) plan is a qualified replacement plan; therefore, these funds will be utilized to offset future profit sharing contributions to 401(k) plan participants. During the second quarter of 2025, NACCO and Falkirk’s former customer agreed to settle the corresponding liability for $10.9 million, resulting in a $3.6 million Gain on settlement of excess funding liability.
Income Taxes
We evaluate and update our estimated annual effective income tax rate based on current and forecasted operating results and tax laws. Historically, our actual effective tax rates have differed from the statutory effective tax rate primarily due to the benefit received from percentage depletion. The effective rate benefit from percentage depletion varies based upon the mix and timing of actual earnings compared to projections of earnings between entities that benefit from percentage depletion and those that do not, and as such the effective tax rate may vary quarterly and may make quarterly comparisons not meaningful. The benefit of percentage depletion is not directly related to the amount of consolidated pre-tax income recorded in a period. When income tax expense is recorded, the benefit from percentage depletion decreases the effective income tax rate, while the effect is to increase the effective income tax rate when a benefit for income taxes is recorded. Each quarter, we update our estimate of the annual effective tax rate, and the cumulative impact of the change in the estimated annual effective tax rate is recorded, which can make quarterly comparisons not meaningful.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
The following tables detail the changes in cash flow for the six months ended June 30:

	2026	2025	Change
Operating activities:
Net cash provided by (used for) operating activities	$20,673	$(2,753)	$23,426

Investing activities:
Expenditures for property, plant and equipment and acquisition of mineral interests	(41,921)	(11,950)	(29,971)
Other	1,722	915	807
Net cash used for investing activities	(40,199)	(11,035)	(29,164)
Cash flow before financing activities	$(19,526)	$(13,788)	$(5,738)

The $23.4 million improvement in net cash provided by (used for) operating activities was primarily due to favorable changes in operating assets and liabilities during the first six months of 2026 compared with the prior-year period. The improvement in operating assets and liabilities was mainly attributable to decreases in Prepaid profit sharing and Prepaid insurance and lower cash requirements associated with vendor deposits.

	2026	2025	Change
Financing activities:
Net additions (reductions) to long-term debt and revolving credit agreements	$19,223	$(5,378)	$24,601
Cash dividends paid	(3,882)	(3,570)	(312)
Purchase of treasury shares	—	(695)	695
Net cash provided by (used for) financing activities	$15,341	$(9,643)	$24,984
The change in net cash provided by (used for) financing activities was primarily due to additions in debt borrowings during the first six months of 2026 compared with reductions during the first six months of 2025 and the absence of share repurchases during the first six months of 2026.

Financing Activities
NACCO Natural Resources has a $200.0 million secured revolving line of credit (Facility) that matures in September 2028. Borrowings outstanding under the Facility were $95.0 million at June 30, 2026. At June 30, 2026, the excess availability under the Facility was $69.1 million, which reflects a reduction for outstanding letters of credit of $35.9 million.

NACCO has not guaranteed any borrowings of NACCO Natural Resources. The Facility allows for the payment to NACCO of dividends and advances under certain circumstances. Dividends (to the extent permitted by the Facility) and management fees are the primary sources of cash for NACCO and enable us to pay dividends to stockholders and repurchase shares.

The Facility has performance-based pricing, which sets interest rates based upon NACCO Natural Resources achieving various levels of debt to EBITDA ratios, as defined in the Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective June 30, 2026, for base rate and Term Secured Overnight Financing Rate loans were 1.75% and 2.75%, respectively. The Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.45% on the unused commitment at June 30, 2026. During the three and six months ended June 30, 2026, the average borrowing under the Facility was $102.8 million and $93.8 million, respectively, and the weighted-average annual interest rate was 6.42% and 6.36%, respectively.

The Facility contains restrictive covenants, which require, among other things, NACCO Natural Resources to maintain a maximum net debt to EBITDA ratio of 2.75 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 1.50 to 1.00, or if greater than 1.50 to 1.00, a Fixed Charge Coverage Ratio of 1.10 to 1.00. At June 30, 2026, NACCO Natural Resources was in compliance with all financial covenants in the Facility.

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

Expenditures for property, plant and equipment and mineral interests
Actual expenditures were $41.9 million during the first six months of 2026, primarily for land in Tennessee at Mitigation Resources and draglines in the Contract Mining segment.

Planned expenditures for the remainder of 2026 are expected to be approximately $35 million. This amount includes $3 million in the Utility Coal Mining segment, $10 million in the Contract Mining segment, $20 million in the Minerals and Royalties segment and $2 million in growth businesses included in Unallocated Items. The majority of these expenditures relate to business development opportunities and will only be made if the projects meet our growth investment criteria. Expenditures are expected to be funded from internally generated funds and/or bank borrowings.

Other items
In July 2026, MLMC's customer notified MLMC that payment of coal invoices would be delayed due to operational issues at the Red Hills Power Plant that reduced the customer's cash receipts and liquidity. As of June 30, 2026, MLMC had $12.5 million in Trade accounts receivable outstanding, of which $7.2 million was past due. Management is actively monitoring collectability and the potential impact on MLMC's liquidity and working capital requirements. See Item 1A Risk Factors on page 30 within this Form 10-Q for further discussion of MLMC.

Capital Structure
NACCO's consolidated capital structure is presented below:

	JUNE 30 2026	DECEMBER 31 2025	Change
Cash and cash equivalents	$45,523	$49,708	$(4,185)
Other net tangible assets	531,157	500,411	30,746
Intangible assets, net	4,378	4,725	(347)
Net assets	581,058	554,844	26,214
Total debt	(120,118)	(100,895)	(19,223)
Bellaire closed mine obligations	(24,802)	(24,706)	(96)
Total equity	$436,138	$429,243	$6,895
Debt to total capitalization	22%	19%	3%

The change in other net tangible assets at June 30, 2026 compared with December 31, 2025 was mainly the result of increases in Property, plant and equipment and inventory during the first six months of 2026. Property, plant and equipment increased primarily due to investments in Contract Mining and Mitigation Resources supporting the Company’s growth initiatives.

Inventory increased mainly as the result of higher coal and mining supplies inventory, including growth associated with the Contract Mining segment's expansion.

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

SEGMENT RESULTS

UTILITY COAL MINING SEGMENT

FINANCIAL REVIEW
Tons of coal delivered by the Utility Coal Mining segment were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2026	2025	2026	2025
Unconsolidated operations	4,920	3,736	10,434	9,352
Consolidated operations	633	890	1,124	1,481
Total tons delivered	5,553	4,626	11,558	10,833

The results of operations for the Utility Coal Mining segment were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2026	2025	2026	2025
Revenues	$21,477	$28,626	$38,168	$47,865
Cost of sales	21,104	30,327	37,054	52,897
Gross profit (loss)	373	(1,701)	1,114	(5,032)
Earnings of unconsolidated operations(a)	13,646	11,656	27,754	26,119
Selling, general and administrative expenses	7,421	8,502	14,695	15,753
Amortization of intangible assets	196	245	347	407
Loss (gain) on sale of assets	122	(14)	122	(86)
Operating profit	$6,280	$1,222	$13,704	$5,013
(a) See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of our unconsolidated subsidiaries.

During the 2026 periods, MLMC's customer's power plant experienced unplanned outages and maintenance issues which resulted in lower customer requirements. As a result, revenues decreased 25.0% and 20.3% in the second quarter of 2026 and the first six months of 2026, respectively, compared with the 2025 periods. This decrease was partially offset by an increase in the contractually determined per ton sales price.

The following table identifies the components of change in Operating profit for the second quarter of 2026 compared with the second quarter of 2025:

Operating Profit
2025	$1,222
Increase (decrease) from:
Gross profit (loss)	2,074
Earnings of unconsolidated operations	1,990
Selling, general and administrative expenses	1,081
Amortization of intangibles	49
Net change on sale of assets	(136)
2026	$6,280

The following table identifies the components of change in Operating profit for the first six months of 2026 compared with the first six months of 2025:

Operating Profit
2025	$5,013
Increase (decrease) from:
Gross profit (loss)	6,146
Earnings of unconsolidated operations	1,635
Selling, general and administrative expenses	1,058
Amortization of intangibles	60
Net change on sale of assets	(208)
2026	$13,704

Operating profit increased by $5.1 million and $8.7 million in the second quarter of 2026 and the first six months of 2026, respectively, compared with the 2025 periods. These improvements were primarily due to favorable changes in gross profit (loss), earnings of unconsolidated operations and selling, general and administrative expenses.

The improvements in gross profit (loss) were primarily due to a reduction in cost per ton delivered and an increase in the contractually determined sales price at MLMC. Lower customer demand resulting from outages and maintenance issues at the Red Hills Power Plant resulted in a shift of certain costs from inventory and cost of sales to reduce MLMC’s asset retirement obligation, which favorably impacted 2026 results. In addition, the second quarter of 2025 and the first six months of 2025 included a $1.3 million and a $4.3 million inventory impairment charge, respectively, to write down MLMC's coal inventory to its net realizable value.

The increase in earnings of unconsolidated operations was primarily due to higher customer demand at Coteau and Coyote Creek, partially offset by a lower management fee at Sabine during the 2026 periods.

The decrease in selling, general and administrative expenses during the 2026 periods was mainly attributable to lower contributions expense, as the 2025 periods included costs associated with a multi-year charitable pledge.

CONTRACT MINING SEGMENT

FINANCIAL REVIEW
Tons delivered by the Contract Mining segment were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2026	2025	2026	2025
Total tons delivered	16,013	13,947	30,973	26,800

The results of operations for the Contract Mining segment were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2026	2025	2026	2025
Total revenues	$36,919	$30,723	$69,558	$62,249
Reimbursable costs	20,480	18,503	37,344	38,050
Revenues excluding reimbursable costs	$16,439	$12,220	$32,214	$24,199

Total revenues	$36,919	$30,723	$69,558	$62,249
Cost of sales	32,045	28,659	59,789	57,037
Gross profit	4,874	2,064	9,769	5,212
Earnings of unconsolidated operations(a)	1,579	1,232	3,081	2,201
Selling, general and administrative expenses	2,583	2,286	4,997	4,433
Loss on sale of assets	105	—	100	—
Operating profit	$3,765	$1,010	$7,753	$2,980
(a) See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of our unconsolidated subsidiaries.

Revenues excluding reimbursable costs increased 34.5% and 33.1% in the second quarter and the first six months of 2026, respectively, compared with the 2025 periods, primarily due to the commencement and ramp up of a new dragline mining services contract during 2026 as well as higher customer requirements at the consolidated limestone quarries. Reimbursable costs have an offsetting amount in cost of sales and have no impact on gross profit.

The following table identifies the components of change in Operating profit for the second quarter of 2026 compared with the second quarter of 2025:

Operating Profit
2025	$1,010
Increase (decrease) from:
Gross profit	2,810
Earnings of unconsolidated operations	347
Selling, general and administrative expenses	(297)
Net change on sale of assets	(105)
2026	$3,765

The following table identifies the components of change in Operating profit for the first six months of 2026 compared with the first six months of 2025:

Operating Profit
2025	$2,980
Increase (decrease) from:
Gross profit	4,557
Earnings of unconsolidated operations	880
Selling, general and administrative expenses	(564)
Net change on sale of assets	(100)
2026	$7,753

Operating profit increased $2.8 million and $4.8 million in the second quarter and the first six months of 2026, respectively, compared with the 2025 periods. These improvements were primarily due to increases in gross profit and earnings of unconsolidated operations. The favorable change in gross profit was mainly the result of contributions from a new dragline mining services contract and improved margins at limestone quarries. The increase in earnings of unconsolidated operations was primarily due to higher customer requirements as a result of an additional dragline operating at a new quarry pursuant to an existing contract. The improvements in operating profit were partially offset by increases in selling, general and administrative expenses mainly due to higher employee-related costs.

The improved margins were partially due to lower depreciation expense in the 2026 periods. Effective January 1, 2026, the Company’s Contract Mining segment changed its depreciation method for certain assets (primarily draglines and other large mining equipment) from the straight-line method to the units-of-production method. See Note 1 to the Unaudited Condensed Consolidated Financial Statements for further discussion of this change.

MINERALS AND ROYALTIES SEGMENT
FINANCIAL REVIEW
The following table sets forth our estimate of the number of gross and net productive wells:

	June 30, 2026		June 30, 2025
	Gross	Net	Gross	Net
Oil and Natural Gas Wells	2,451	21.6	2,377	23.3

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

Oil and natural gas prices have been historically volatile and may continue to be volatile in the future. The table below shows the average prices as reported by the United States Energy Information Administration for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2026	2025	2026	2025
West Texas Intermediate Average Crude Oil Price	$95.99	$64.63	$83.98	$68.23
Henry Hub Average Natural Gas Price	$2.95	$3.19	$3.87	$3.67
These indicated prices do not necessarily reflect the contract terms for our mineral and royalty interests.
As an owner of royalty and mineral interests, our access to information concerning activity and operations of our royalty and mineral interests is limited. We do not have information that would be available to a company with working interests in oil and natural gas operations because detailed information is not generally available to owners of royalty and mineral interests.

The results of operations for the Minerals and Royalties segment were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2026	2025	2026	2025
Oil and natural gas revenues	$8,484	$5,981	$16,311	$15,098
Other revenues	2,133	1,287	3,852	3,072
Total Revenues	$10,617	$7,268	$20,163	$18,170

Total Revenues	$10,617	$7,268	$20,163	$18,170
Cost of sales	1,278	986	2,399	3,230
Gross profit	9,339	6,282	17,764	14,940
(Losses) earnings from unconsolidated operations	(1,061)	251	(100)	805
Selling, general and administrative expenses	1,530	1,328	3,181	2,633
Gain on sale of assets	—	—	(1)	—
Operating profit	$6,748	$5,205	$14,484	$13,112

Revenues increased 46.1% and 11.0% in the second quarter and the first six months of 2026, respectively, compared with the 2025 periods, primarily due to higher oil and gas revenues as well as increased coal revenues. The higher revenues were mainly attributable to increased commodity prices.

Receivables from third-party lessees for which we did not receive actual production information, either due to timing delays or due to the unavailability of data at the time when revenues are recognized, are estimated using expected sales volumes and estimated prices. The difference between our estimates and the actual amounts received is recorded in the period that payment is received from the third-party lessee. Revenue in the second quarter of 2026 included a $1.6 million favorable adjustment primarily related to first quarter 2026 pricing estimates. Revenue in the six months ended June 30, 2025 included a $1.5 million favorable adjustment.

The following table identifies the components of change in Operating profit for the second quarter of 2026 compared with the second quarter of 2025:

Operating Profit
2025	$5,205
Increase (decrease) from:
Gross profit	3,057
(Losses) earnings from unconsolidated operations	(1,312)
Selling, general and administrative expenses	(202)
2026	$6,748

The following table identifies the components of change in Operating profit for the first six months of 2026 compared with the first six months of 2025:

Operating Profit
2025	$13,112
Increase (decrease) from:
Gross profit	2,824
(Losses) earnings from unconsolidated operations	(905)
Selling, general and administrative expenses, including Gain on sale of assets	(547)
2026	$14,484

Operating profit increased by $1.5 million and $1.4 million in the second quarter and the first six months of 2026, respectively, compared with the 2025 periods, primarily due to higher gross profit mainly attributable to favorable commodity prices. These improvements were partially offset by losses from unconsolidated operations related to an investment in Eiger Resources. The unfavorable change in Eiger's results was primarily attributable to commodity hedge positions rather than underlying production. Due to the timing and availability of financial information, earnings or losses from this investment are recorded on a one quarter lag. In addition, selling, general and administrative expenses increased primarily due to higher employee-related costs.

UNALLOCATED ITEMS AND ELIMINATIONS

FINANCIAL REVIEW
Unallocated Items and Eliminations were as follows for the three and six months ended June 30:

	THREE MONTHS		SIX MONTHS
	2026	2025	2026	2025
Revenues	$3,297	$1,618	$7,196	$5,522
Operating loss	$(19,060)	$(7,488)	$(27,192)	$(13,474)

Revenues increased in the second quarter and the first six months of 2026 compared to the 2025 periods, primarily due to higher restoration and reclamation service revenue at Mitigation Resources.

The operating loss increased in the second quarter and the first six months of 2026 compared to the 2025 periods, primarily due to $12.0 million of impairment charges related to certain solar development projects within ReGen Resources. See Note 5 to the Unaudited Condensed Consolidated Financial Statements and Item 1A Risk Factors on page 30 within this Form 10-Q for further discussion of the impairment charges and ReGen Resources, respectively.

NACCO Industries, Inc. Outlook
NACCO Industries is a diversified natural resources company with a unique business model strategically positioned to deliver stable and growing financial returns over the long term. Our business model is purposefully built for durability and resilience with an expanding portfolio of long-term contracts, relationships and investments that leverage our proven operational expertise, disciplined capital allocation and an entrepreneurial yet patient approach. We have methodically built unique capabilities and clear competitive advantages that allow us to pursue a wide range of growth opportunities, often completely integrated into customers’ operations in partnership-based relationships. We have multiple vectors for value creation, and we are steadfastly committed to delivering compounding returns and expanding investor value over the long term.

Our foundation rests on a stable base of long-term coal mining contracts and legacy mineral and royalty assets, which generate dependable recurring cash flows. As new long-term contracts and investments are added across the Company, these new multi-year agreements create a “layering effect" as their contributions compound over time.

While these long-term agreements and investments are intended to strengthen our earnings base over time, we continually evaluate whether individual projects or initiatives remain aligned with our strategic and financial objectives. As part of this process, changing market conditions, regulatory developments and project-specific challenges led us to reassess certain solar investments during the 2026 second quarter. In early July, we began pursuing a range of alternatives, including potential asset sales, contract amendments and other strategic actions, to monetize these investments and reduce our exposure. Depending on the outcome of these activities, additional curtailment costs could be incurred.

Strong first-half 2026 operating performance across our reportable segments is expected to drive year‑over‑year improvements in full-year 2026 Consolidated Adjusted EBITDA, which excludes the solar impairment charges and a $7.8 million pre-tax pension settlement charge recorded in 2025. While we expect Consolidated Adjusted EBITDA to remain strong in the second half of 2026, growth is expected to moderate relative to both the first half of 2026 and prior-year periods.

We also expect second-half consolidated operating profit and net income to decline from first-half 2026 and prior-year levels. Expectations for lower second-half operating profit are primarily driven by potential additional solar project curtailment costs and expected inventory write-downs at MLMC. Given the effect of the realized and anticipated 2026 charges, we expect full-year operating profit and net income will be significantly lower than in 2025. Comparisons to prior-year net income also reflect a $6.0 million after-tax pension settlement charge recognized in the second half of 2025.

At our Utility Coal Mining segment, operated by North American Coal, full-year customer demand is expected to be comparable and operating profit is expected to increase year over year due to a shift in focus to reclamation activities in the first half of 2026. During the second half of 2026, customer demand is expected to decline modestly compared with the prior-year period, provided MLMC's customer's power plant operates as currently planned. Operating results at MLMC are expected to decline from the first half of 2026, particularly in the third quarter, due to lower customer demand, higher diesel fuel costs and an anticipated inventory impairment charge. A higher contractually determined per ton sales price is anticipated to mitigate the lower demand. Earnings at the unconsolidated mining operations are also expected to decline primarily due to reclamation services at Sabine concluding as of September 30, 2026.

Looking ahead to 2027, overall customer demand for coal is expected to remain consistent with 2026, while profitability is expected to improve. This increase is driven by anticipated improvements at MLMC if the customer's power plant is able to operate more consistently, as well as continued stable earnings at our unconsolidated operations. Anticipated improved results at the remaining unconsolidated mining locations should mostly offset the absence of reclamation income at Sabine.

The Contract Mining segment, operated by North American Mining, serves as our mining growth platform. We are building a growing portfolio of long-term contracts through geographic and mineral expansion that are expected to strengthen the foundation for sustained profitability in this segment. In early 2026, we commenced activities under a new dragline services contract as part of a U.S. Army Corps of Engineers construction project in Palm Beach County, Florida. We also anticipate commencing operations at a new limestone quarry in Arizona during fourth-quarter 2026.

Sawtooth, a North American Mining subsidiary, provides exclusive comprehensive mining services at Thacker Pass, which is owned by a joint venture led by Lithium Americas Corp. Sawtooth will supply all of the lithium-bearing ore requirements for our customer's Thacker Pass lithium processing facility, which is currently under construction. This project is providing stable income during construction and is expected to contribute increased income and long-term cash flows as lithium production commences and ramps up to full production, which is targeted for 2028.

As a result of earnings contributions from new contracts, we anticipate substantial year-over-year growth in Contract Mining operating profit and Segment Adjusted EBITDA for both the second half and full year of 2026. Second-half results are expected to moderate from the strong first-half levels as customer demand is projected to decline, primarily in the fourth quarter.

We expect significant operating profit improvement in the Contract Mining segment in 2027. This growth is driven by a full year of the dragline services contract in Palm Beach County, Florida, and contributions from operations at the Arizona quarry as well as potential new deals in the pipeline.

The Minerals and Royalties segment, managed by Catapult, has constructed a high-quality, diversified portfolio of oil and gas mineral and royalty interests in the United States. The Catapult team is expanding its portfolio by leveraging a data-driven approach to capital deployment that incorporates a longer-term view of production and development. This segment also holds a meaningful equity investment in Eiger Resources that has working interests in oil and natural gas assets. Anticipated increases in income from Eiger Resources and the benefit of higher oil prices are projected to be more than offset by anticipated production declines and a changing mix of production and development activity. As a result, operating profit and Segment Adjusted EBITDA are expected to decline compared with the first half of 2026 as well as the second-half and full-year 2025. The Minerals and Royalties segment is projected to continue generating meaningful earnings and cash flow in 2027, while operating profit is expected to moderate primarily due to normal production declines and a continuation of the current moderate pace of domestic development activity. Changes in commodity prices or production and development assumptions, including effects of the ongoing Middle East conflict, could alter current expectations.

Mitigation Resources provides natural resource restoration and reclamation services that include stream and wetland mitigation solutions. Mitigation Resources is successfully leveraging its strong reputation and clear competitive strengths to expand into additional mitigation, restoration and reclamation markets. Mitigation Resources is expected to deliver increasing profitability over time from the sale of mitigation credits and as reclamation and restoration services expand. This business, while currently variable in performance due to permit and project timing, is expected to generate a profit in 2027 and move toward more consistent and improving results over time as the business expands and its portfolio of mitigation projects matures.

We continue to invest in our businesses to support future growth. Based on the current project pipeline, we anticipate investing up to $35 million in the remainder of the year, primarily for business development opportunities. These expenditures will be made only if projects meet our disciplined capital investment criteria. While we anticipate a moderate year-over-year increase in cash generated from operations, cash flow before financing is projected to remain a use of cash in 2026, reflecting our planned investment activity. We expect full-year 2026 cash flow before financing to improve modestly over 2025, and continue to improve into 2027.

We remain confident in our ability to deliver improving results and increasing cash flow over time. Earnings are expected to benefit from continued expansion in Contract Mining and Mitigation Resources, along with improved operating performance across our other businesses. Looking ahead, as our recent investments mature, they are expected to support sustained earnings growth and stronger cash flow.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) a significant reduction in demand by the Company's customers from extended power plant outages, weather conditions or other events that would change the level of customers' coal or aggregates requirements, (2) customer liquidity constraints that could increase exposure to customer credit risk, (3) changes in the prices of hydrocarbons, particularly diesel fuel, natural gas, natural gas liquids and oil as a result of factors such as OPEC and/or government actions, geopolitical developments, economic conditions and regulatory changes, as well as supply and demand dynamics, (4) changes to or termination of customer or other third-party contracts, or a customer or other third party default under a contract, (5) costs to pursue and develop new mining, mitigation, oil and gas and power generation development opportunities and other value-added service opportunities, (6) the ability to successfully evaluate investments and achieve intended financial results in new business and growth initiatives, (7) changes in development plans by third-party lessees of the Company's mineral interests, (8) failure or delays by the Company's lessees in achieving expected production of natural gas and other hydrocarbons; the availability and cost of transportation and processing services in the areas where the Company's oil and gas reserves are located; and the ability of lessees to obtain capital or financing needed for well-development operations and leasing and development of oil and gas reserves on federal lands, (9) any customer's premature facility closure or extended project development delay, (10)

federal and state legislative and regulatory actions affecting fossil fuels, (11) supply chain disruptions, including price increases and shortages of parts and materials, inclusive of tariff effects, (12) changes in tax laws or regulatory requirements, including the elimination of, or reduction in, the percentage depletion tax deduction, changes in mining or power plant emission regulations and health, safety or environmental legislation, (13) impairment charges, (14) changes in costs related to geological and geotechnical conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (15) equipment problems that could affect deliveries to customers, (16) changes in the costs to reclaim mining areas, (17) disruptions from natural or human causes, including severe weather, accidents, fires, earthquakes and terrorist acts, any of which could result in suspension of operations or harm to people or the environment, and (18) the ability to attract, retain, and replace workforce.

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
Changes in internal control over financial reporting: During the second quarter of 2026, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
    None.

Item 1A    Risk Factors
During the quarter ended June 30, 2026, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, except as follows:

MLMC is subject to risks associated with our capital investment, operating and equipment costs, changes in customer demand and inflationary adjustments.
Profitability at MLMC is affected by customer demand for coal, changes in the contractually determined sales price and actual costs incurred. The MLMC contract is the only coal supply contract in which we are responsible for all operating costs, capital requirements and final mine reclamation. As such, increased costs or decreased revenues could materially reduce our profitability. As a significant portion of MLMC’s costs are fixed, reduction in dispatch, reduced mechanical availability or other operational issues at the Red Hills Power Plant could adversely affect coal demand, customer liquidity and the collectability of amounts due under the contract and materially reduce operating results at MLMC.

During the first half of 2026, unplanned outages and maintenance issues at the Red Hills Power Plant reduced plant availability and generation. Continued operational disruptions may result in sustained reductions in coal deliveries, reduced revenues, impairment charges, operating losses and lower operating cash flows during 2026. In response to reduced customer demand, MLMC has curtailed certain mining activities and increased its focus on reclamation activities. While reclamation work may reduce MLMC's asset retirement obligation, such activities require the expenditure of cash and may not offset the adverse effects of reduced customer demand, lower revenues and decreased operating cash flows.

In July 2026, MLMC's customer notified MLMC that payment of coal invoices would be delayed due to operational issues at the Red Hills Power Plant that reduced the customer's cash receipts and liquidity. As of June 30, 2026, MLMC had $12.5 million in Trade accounts receivable outstanding, of which $7.2 million was past due. The customer was unable to provide an estimate regarding when it expects to become current on its payment obligations. Although the customer has indicated that payment is expected following restoration of plant operations, there can be no assurance regarding the timing of payment or the customer's future ability to satisfy its obligations when due. If plant outages, reduced generation levels or related liquidity constraints continue, additional customer receivables could accumulate and payment delays could extend beyond currently outstanding amounts, which could increase MLMC's working capital requirements, adversely affect liquidity and cash flows and increase exposure to customer credit risk.

Our investments in mitigation solutions, comprehensive reclamation and restoration construction services and solar-related development projects are subject to substantial risks and uncertainties.
There are risks associated with NACCO's ability to execute on our long-term growth strategy, including our investments in mitigation solutions, comprehensive reclamation and restoration construction services at Mitigation Resources and solar-related development projects at ReGen Resources, as well as our ability to develop and manage such projects profitably.

Changes to U.S. energy policy including modifications to tax incentives and other regulatory programs, may adversely affect the economics of solar development projects being pursued by ReGen Resources. As of June 30, 2026, we have approximately $4.2 million of capitalized assets associated with solar development projects. Although the Company recognized impairment charges related to certain solar-related development projects during the second quarter of 2026, future changes in project economics, development timelines, financing availability, tax-credit qualification, buyer demand or transaction terms could adversely affect the recoverability or returns associated with remaining project assets and investments. We may incur additional development costs in connection with current projects. If project assumptions are not realized or expected returns are lower than anticipated, we could incur additional expenses or impairment charges, which could adversely affect our operating results, financial condition and cash flows.

Mitigation solutions, comprehensive reclamation and restoration construction services and solar-related development projects require significant upfront investments before project viability is fully established. If project economics deteriorate, development projects schedules are delayed, financing is unavailable, anticipated tax incentives are reduced or unavailable, interconnection arrangements become less favorable or buyers cannot be identified on acceptable terms, the Company may be unable to recover all or a portion of these investments. The assumptions used in evaluating project economics and asset recoverability involve significant judgment, including assumptions related to project timing, tax-credit qualification, financing availability, customer and buyer demand, equipment commitments and expected project returns.

Future changes in project economics, transaction terms, buyer interest, financing availability, tax-credit qualification, project cost estimates or development timelines could result in reduced expected returns, additional expense or impairment charges in future periods. We have incurred, and expect to continue to incur, costs in connection with these projects and the results of operations and/or return on investment could be lower than anticipated. In addition, state regulatory programs and tax laws may expire or be adversely modified in a manner that affects project economics, which could have a material adverse effect on our operating results, financial condition and cash flows.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
Month #1 (April 1 to 30, 2026)	—	$—	—	$18,162,075
Month #2 (May 1 to 31, 2026)	—	$—	—	$18,162,075
Month #3 (June 1 to 30, 2026)	—	$—	—	$18,162,075
Total	—	$—	—	$18,162,075

(1)    During 2025, our Board of Directors approved a stock purchase program providing for the purchase of up to $20.0 million of our outstanding Class A common stock through December 31, 2027. See Note 4 to the Unaudited Condensed Consolidated Financial Statements for further discussion of our stock repurchase programs.

Item 3    Defaults Upon Senior Securities
    None.

Item 4    Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 filed with this Quarterly Report on Form 10-Q for the period ended June 30, 2026.

Item 5    Other Information
During the second quarter of 2026, none of our directors or executive officers adopted or terminated a Rule 10b5-1
Trading Plan, or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6    Exhibits

Exhibit
Number*	Description of Exhibits

10.1
NACCO Industries, Inc. Executive Long-Term Incentive Compensation Plan (Amended and Restated March 1, 2026) is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on May 18, 2026, Commission File Number 1-9172.

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

NACCO Industries, Inc. (Registrant)
Date:	August 5, 2026	/s/ Elizabeth I. Loveman
Elizabeth I. Loveman
Senior Vice President and Controller (principal financial and accounting officer)