Form 10-Q
period 2026-09-30
NACCO INDUSTRIES INC
filed 2026-11-04
CIK 789933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _______________________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☑
Number of shares of Class A Common Stock outstanding at October 30, 2026: 5,984,941
Number of shares of Class B Common Stock outstanding at October 30, 2026: 1,561,754

NACCO INDUSTRIES, INC.

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30 2026	DECEMBER 31 2025
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$56,522	$49,708
Trade accounts receivable	57,355	42,921
Oil and natural gas receivables	8,719	7,978
Accounts receivable from affiliates	10,885	6,906
Prepaid profit sharing	12,534	11,529
Inventories	62,621	63,648
Assets held for sale	20,274	12,774
Prepaid insurance	8,318	5,546
Other current assets	21,711	13,882
Total current assets	258,939	214,892
Property, plant and equipment, net	294,025	287,546
Intangibles, net	4,215	4,725
Mining supplies inventory	37,816	34,795
Deferred income taxes	12,547	14,001
Investments in unconsolidated subsidiaries	810	14,750
Operating lease right-of-use assets	8,245	9,595
Equity securities	18,970	17,696
Equity method investment in Eiger Resources	31,414	33,723
Other non-current assets	41,106	29,505
Total assets	$708,087	$661,228
LIABILITIES AND EQUITY
Accounts payable	$35,843	$16,060
Accounts payable to affiliates	783	678
Current maturities of long-term debt	8,229	9,080
Asset retirement obligations	8,017	8,185
Accrued payroll	17,224	19,863
Excess funding liability	—	5,450
Other current liabilities	11,972	10,299
Total current liabilities	82,068	69,615
Long-term debt	11,114	16,815
Long-term revolving credit agreements	105,500	75,000
Operating lease liabilities	6,867	7,950
Asset retirement obligations	30,609	39,516
Retirement benefit plans	4,669	4,558
Deferred revenue	13,888	10,593
Other long-term liabilities	7,991	7,938
Total liabilities	262,706	231,985
Stockholders' equity
Common stock:
Class A, par value $1 per share, 5,992,277 shares outstanding (December 31, 2025 - 5,864,134 shares outstanding)	5,992	5,864
Class B, par value $1 per share, convertible into Class A on a one-for-one basis, 1,561,820 shares outstanding (December 31, 2025 - 1,562,963 shares outstanding)	1,562	1,563
Capital in excess of par value	45,375	42,427
Retained earnings	394,048	381,130
Accumulated other comprehensive loss	(1,596)	(1,741)
Total stockholders' equity	445,381	429,243
Total liabilities and equity	$708,087	$661,228

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2026	2025	2026	2025
	(In thousands, except per share data)
Revenues	$80,494	$76,614	$215,579	$210,420
Cost of sales	68,711	66,643	174,303	183,975
Gross profit	11,783	9,971	41,276	26,445
Earnings of unconsolidated operations	20,007	16,494	50,742	45,618
Operating expenses
Selling, general and administrative expenses	19,006	19,549	57,955	57,190
Amortization of intangible assets	164	167	511	574
(Gain) loss on sale of assets	(12)	(28)	187	(109)
Solar asset impairment charges	—	—	11,984	—
Solar curtailment costs	3,375	—	3,375	—
	22,533	19,688	74,012	57,655
Operating profit	9,257	6,777	18,006	14,408
Other (income) expense
Interest expense	2,197	1,087	5,475	4,805
Interest income	(687)	(708)	(1,915)	(2,343)
Closed mine obligations	497	478	1,431	1,454
(Gain) loss on equity securities	(497)	(284)	(1,810)	237
Gain on settlements of excess funding liabilities	(4,475)	—	(4,475)	(3,590)
Other, net	(314)	247	110	767
	(3,279)	820	(1,184)	1,330
Income before income tax provision (benefit)	12,536	5,957	19,190	13,078
Income tax provision (benefit)	1,628	(7,297)	409	(8,336)
Net income	$10,908	$13,254	$18,781	$21,414

Earnings per share:
Basic earnings per share	$1.44	$1.78	$2.50	$2.89
Diluted earnings per share	$1.44	$1.78	$2.49	$2.87

Basic weighted average shares outstanding	7,549	7,454	7,520	7,415
Diluted weighted average shares outstanding	7,549	7,454	7,548	7,449

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2026	2025	2026	2025
	(In thousands)
Net income	$10,908	$13,254	$18,781	$21,414
Reclassification of pension and postretirement adjustments into earnings, net of $15 and $44 tax benefit in the three and nine months ended September 30, 2026, respectively, and net of $32 and $97 tax benefit in the three and nine months ended September 30, 2025, respectively.	50	109	145	326
Total other comprehensive income	50	109	145	326
Comprehensive income	$10,958	$13,363	$18,926	$21,740

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30
	2026	2025
	(In thousands)
Operating activities
Net cash provided by operating activities	$29,173	$39,502

Investing activities
Expenditures for property, plant and equipment and acquisition of mineral interests	(44,273)	(34,342)
Proceeds from the sale of assets	42	392
Contributions to equity method investment	(2,733)	—
Return of equity method investments	6,548	—
Other	(28)	1,140
Net cash used for investing activities	(40,444)	(32,810)

Financing activities
Net additions (reductions) to revolving credit agreement	30,500	(20,000)
Reductions to long-term debt	(3,543)	(3,489)
(Reductions) additions to note payable to affiliate	(3,009)	2,768
Cash dividends paid	(5,863)	(5,452)
Purchase of treasury shares	—	(695)
Net cash provided by (used for) financing activities	18,085	(26,868)

Cash and cash equivalents
Total increase (decrease) for the period	6,814	(20,176)
Balance at the beginning of the period	49,708	72,833
Balance at the end of the period	$56,522	$52,657
See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(In thousands, except per share data)
Balance, January 1, 2025	$5,730	$1,566	$34,340	$373,363	$(10,052)	$404,947
Stock-based compensation	169	—	1,378	—	—	1,547
Purchase of treasury shares	(22)	—	—	(673)	—	(695)
Net income	—	—	—	4,900	—	4,900
Cash dividends on Class A and Class B common stock: $0.2275 per share	—	—	—	(1,691)	—	(1,691)
Reclassification adjustment to net income, net of tax	—	—	—	—	109	109
Balance, March 31, 2025	$5,877	$1,566	$35,718	$375,899	$(9,943)	$409,117
Stock-based compensation	9	—	2,505	—	—	2,514
Conversion of Class B to Class A shares	2	(2)	—	—	—	—
Net income	—	—	—	3,260	—	3,260
Cash dividends on Class A and Class B common stock: $0.2525 per share	—	—	—	(1,879)	—	(1,879)
Reclassification adjustment to net income, net of tax	—	—	—	—	108	108
Balance, June 30, 2025	$5,888	$1,564	$38,223	$377,280	$(9,835)	$413,120
Stock-based compensation	8	—	1,793	—	—	1,801
Net income	—	—	—	13,254	—	13,254
Cash dividends on Class A and Class B common stock: $0.2525 per share	—	—	—	(1,882)	—	(1,882)
Reclassification adjustment to net income, net of tax	—	—	—	—	109	109
Balance, September 30, 2025	$5,896	$1,564	$40,016	$388,652	$(9,726)	$426,402

Balance, January 1, 2026	$5,864	$1,563	$42,427	$381,130	$(1,741)	$429,243
Stock-based compensation	114	—	773	—	—	887
Net income	—	—	—	8,836	—	8,836
Cash dividends on Class A and Class B common stock: $0.2525 per share	—	—	—	(1,903)	—	(1,903)
Reclassification adjustment to net income, net of tax	—	—	—	—	48	48
Balance, March 31, 2026	$5,978	$1,563	$43,200	$388,063	$(1,693)	$437,111
Stock-based compensation	6	—	1,916	—	—	1,922
Conversion of Class B to Class A shares	1	(1)				—
Net loss	—	—	—	(963)	—	(963)
Cash dividends on Class A and Class B common stock: $0.2625 per share	—	—	—	(1,979)	—	(1,979)
Reclassification adjustment to net income, net of tax	—	—	—	—	47	47
Balance, June 30, 2026	$5,985	$1,562	$45,116	$385,121	$(1,646)	$436,138
Stock-based compensation	7	—	259	—	—	266
Net income	—	—	—	10,908	—	10,908
Cash dividends on Class A and Class B common stock: $0.2625 per share	—	—	—	(1,981)	—	(1,981)
Reclassification adjustment to net income, net of tax	—	—	—	—	50	50
Balance, September 30, 2026	$5,992	$1,562	$45,375	$394,048	$(1,596)	$445,381

See notes to Unaudited Condensed Consolidated Financial Statements.

NACCO INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
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

In addition to the reportable segments discussed above, we also operate other businesses that are not currently reported as separate segments. These businesses complement our existing operations and support our long-term growth objectives. This primarily includes Mitigation Resources of North America® (Mitigation Resources), which provides natural resource restoration and reclamation services that include stream and wetland mitigation solutions.

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

During the three and nine months ended September 30, 2026, the Utility Coal Mining segment's operating coal mines were: The Coteau Properties Company (Coteau), Coyote Creek Mining Company, LLC (Coyote Creek), The Falkirk Mining Company (Falkirk) and Mississippi Lignite Mining Company (MLMC). Coteau, Falkirk and Coyote Creek are in North Dakota and MLMC is in Mississippi. Each of these mines produce lignite coal. MLMC’s coal supply contract contains a take or pay provision; however, the customer's financial condition has adversely affected the collectability of such claims, and there can be no assurance that such amounts will be collected in the future. All other coal supply contracts are requirements contracts. Certain coal supply contracts can be terminated early, which would result in a reduction to future earnings.

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

The Sabine Mining Company (Sabine) operated the Sabine Mine in Texas. All production from Sabine was delivered to Southwestern Electric Power Company's (SWEPCO) Henry W. Pirkey Plant until its retirement in 2023. At that time, SWEPCO exercised an option agreement to purchase Sabine. In connection with this option agreement, the Company assumed responsibility for the administration and payment of approximately $5.5 million of Sabine employee-related obligations, which are recorded within Accounts payable on the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2026. Cash was received from SWEPCO related to these obligations and any differences between estimated and actual payments will be settled between the parties. SWEPCO acquired all of Sabine's capital stock and assumed reclamation activities effective October 1, 2026.

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

Coteau, Coyote Creek, and Falkirk each meet the definition of a variable interest entity (VIE). In each case, NACCO is not the primary beneficiary of the VIE as we do not exercise financial control; therefore, we do not consolidate the results of these operations within our financial statements. Instead, these contracts are accounted for as equity method investments. We regularly evaluate if there are reconsideration events which could change our conclusion as to whether these entities meet the definition of a VIE and the determination of the primary beneficiary. The income before income taxes associated with these VIEs is reported as Earnings of unconsolidated operations on the Unaudited Condensed Consolidated Statements of Operations and our investment is reported on the line Investments in unconsolidated subsidiaries in the Unaudited Condensed Consolidated Balance Sheets. The mines that meet the definition of a VIE are referred to collectively as the Unconsolidated Subsidiaries. For tax purposes, the Unconsolidated Subsidiaries are included within our consolidated U.S. tax return; therefore, the Income tax provision line on the Unaudited Condensed Consolidated Statements of Operations includes income taxes related to these entities. See Note 6 for further information on the Unconsolidated Subsidiaries.

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

Contract Mining Segment
The Contract Mining segment provides value-added contract mining and other services for producers of industrial minerals and products and other customers. The segment is a platform for our growth and diversification of mining activities outside of the thermal coal industry. Contract Mining provides contract mining services for independently owned mines, quarries and construction projects, creating value for our customers by performing the mining aspects of our customers’ operations. This allows customers to focus on their areas of expertise: materials handling and processing, product sales and distribution. As of September 30, 2026, the segment operates at quarries in Florida, Arkansas and Nebraska and began operations at a quarry in Arizona during the fourth quarter of 2026. During the nine months ended September 30, 2026, the segment began providing dragline services as part of a U.S. Army Corps of Engineers construction project in Palm Beach County, Florida.

Also, Contract Mining's subsidiary, Sawtooth, is the exclusive provider of comprehensive mining services for the Thacker Pass lithium project in Humboldt County, Nevada. Thacker Pass is owned by a joint venture between Lithium Americas Corp. and General Motors Holdings LLC. The U.S. Department of Energy holds warrants to purchase five percent non-voting, non-transferable equity in this joint venture. Lithium Americas Corp. is targeting mechanical completion of Thacker Pass Phase 1 in late 2027, with ramp-up to commercial production through 2028. The contract requires reimbursement for costs of mining, capital expenditures and mine closure. Sawtooth will recognize a contractually agreed upon production fee once the mine is operating. In addition to providing comprehensive mining services, Sawtooth is currently assisting with certain construction services and will transport clay tailings once lithium production commences.

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

We also maintain an Equity investment in Eiger Resources, a private company that holds operated and non-operated working interests in oil and natural gas assets in the Kansas and the Oklahoma portion of the Hugoton basin. See Note 7 for further information on Eiger Resources.

Other Items: During the three and nine months ended September 30, 2026, the Company recognized $3.4 million expense in Unallocated Items related to the termination of a power purchase agreement associated with a solar development project. The expense is included on the line Solar curtailment costs on the Unaudited Condensed Consolidated Statements of Operations. As of September 30, 2026, the obligation is included within Accounts payable on the Unaudited Condensed Consolidated Balance Sheets. In October 2026, the counterparty drew on the related letter of credit, which satisfied the obligation and increased outstanding borrowings under the Company's revolving credit facility. The $3.4 million power purchase agreement termination cost was contemplated within the approximately $7 million of potential curtailment costs disclosed in the Company’s Second Quarter 2026 Form 10-Q.

The Company continues to evaluate strategic alternatives for its solar development projects, including project sales, contract amendments and other transactions intended to monetize project value.The Company’s current strategy is to seek to transfer ownership of, or otherwise monetize, the projects rather than advance them into construction. The Company may incur additional costs associated with maintaining project rights, interconnection agreements and other contractual obligations while pursuing these alternatives. The amount and timing of any such costs will depend on the outcome and timing of ongoing discussions with counterparties and the Company's efforts to transfer ownership of, or otherwise monetize, the projects. Accordingly, the amount or range of additional costs cannot currently be reasonably estimated.

During the three and nine months ended September 30, 2026, the Company and SWEPCO agreed to settle the excess funds from the Sabine Defined Benefit Plan. Under the settlement agreement, the Company assumed $2.5 million in Sabine-related medical, COBRA and post-retirement healthcare obligations for the $7.0 million of excess funds from the terminated Sabine Defined Benefit Plan, resulting in a gain of $4.5 million. During the nine months ended September 30, 2025, NACCO and Falkirk’s former customer agreed to settle the excess funds from the Falkirk Defined Benefit Plan. Under the settlement agreement, the Company paid $10.9 million for the $14.5 million of excess funds from the terminated Falkirk Defined Benefit Plan, resulting in a $3.6 million gain. These gains are recorded on the line Gain on settlements of excess funding liabilities on the Unaudited Condensed Consolidated Statements of Operations. All excess funds were transferred to the NACCO 401(k)

plan, a qualified replacement plan, and are being utilized to offset profit sharing contributions to 401(k) plan participants. See Note 5 for further discussion of these funds.

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

The effect of the change to the units of production method resulted in a reduction of $0.9 million and $2.4 million in depreciation expense during the three and nine months ended September 30, 2026, respectively. The Contract Mining segment’s total cost basis of machinery subject to the units of production method was $113.0 million as of September 30, 2026. Straight-line depreciation continues to be applied to other classes of assets where usage is time-based rather than activity-based.

As of September 30, 2026 and December 31, 2025, we had $20.3 million and $12.8 million, respectively, classified as Assets held for sale on the Unaudited Condensed Consolidated Balance Sheets. As of September 30, 2026, Assets held for sale consists of two draglines not in use in the Contract Mining segment as well as an office building in North Dakota and land in Texas and Tennessee within Unallocated Items.

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

Basis of Presentation: These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position at September 30, 2026, the results of our operations, comprehensive income, cash flows and changes in equity for the nine months ended September 30, 2026 and 2025 have been included. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

In the Minerals and Royalties segment, we have the right to receive revenues from the sale of oil and natural gas through sales of the third-party lessees in which we own a mineral or royalty interest. Revenue is recognized at the point control of the product is transferred from the operator to the purchaser. Those purchasers remit payment to the operator and the operator, in turn, remits payment to us. Receivables from third-party lessees for which we did not receive actual production information, either due to timing delays or due to the unavailability of data at the time when revenues are recognized, are estimated using expected sales volumes and estimated prices. The difference between our estimates and the actual amounts received is recorded in the month that payment is received from the third-party lessee. We typically receive payment for oil and natural gas sales within 90 days of the month of delivery. For the three months ended September 30, 2026, the difference between our prior period pricing estimates and the actual amounts received from operators resulted in an unfavorable adjustment of $1.1 million. For the nine months ended September 30, 2026 and the three and nine months ended September 30, 2025, differences between our estimates and the actual amounts received from operators were immaterial.

Cost Reimbursement: Certain contracts include reimbursement from customers of actual costs incurred for the purchase of supplies, equipment and services in accordance with contractual terms. Such reimbursable revenue is variable and subject to uncertainty, as the amounts received and timing thereof are highly dependent on factors outside of our control. Accordingly, reimbursable revenue is fully constrained and not recognized until the uncertainty is resolved, which typically occurs when the related costs are incurred on behalf of a customer. We are considered a principal in such transactions and record the associated revenue at the gross amount billed to the customer with the related costs recorded as an expense within cost of sales.

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

Prior Period Performance Obligations: As discussed above, we record royalty income in the month production is delivered to the purchaser. The expected sales volumes and estimated prices for these properties are estimated and recorded in Oil and natural gas receivable in the Unaudited Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2026 and the three months ended September 30, 2025, royalty income recognized in the reporting period relating to production satisfied in prior periods was immaterial. During the nine months ended September 30, 2025, royalty income recognized in the reporting period relating to production volumes for prior periods was $1.5 million.

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

The following table disaggregates revenue by major sources as of September 30:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2026	2025	2026	2025
Timing of Revenue Recognition
Transferred at a point in time	$26,630	$20,125	$68,292	$70,451
Transferred over time	53,864	56,489	147,287	139,969
Total revenues	$80,494	$76,614	$215,579	$210,420

Contract Balances: The opening and closing balances of our current and long-term contract assets and liabilities and receivables are as follows:

	Contract balances
	Trade accounts receivable	Contract asset (current)	Contract asset (long-term)	Contract liability (current)	Contract liability (long-term)
Balance at January 1, 2026	$42,921	$382	$3,500	$1,358	$10,593
Balance at September 30, 2026	57,355	473	3,500	2,520	13,888
Increase (decrease)	$14,434	$91	$—	$1,162	$3,295

We expect to recognize $0.9 million in the remainder of 2026, $1.9 million in 2027, $1.3 million in 2028, $0.2 million in 2029 and 2030, and $11.9 million thereafter related to the contract liability remaining at September 30, 2026. The difference between the opening and closing amounts of our contract balances results from the timing difference between our performance and the customer’s payment.

We have no contract assets recognized from the costs to obtain or fulfill a contract with a customer.

NOTE 3—Inventories

Inventories are summarized as follows:

	SEPTEMBER 30 2026	DECEMBER 31 2025
Coal	$25,317	$24,585
Mining supplies	75,120	73,858
Total inventories	$100,437	$98,443

We recorded inventory impairment charges of $0.9 million during the three and nine months ended September 30, 2026 and $2.7 million and $7.0 million during the three and nine months ended September 30, 2025, respectively. The inventory impairment charges are in the Cost of sales line in the accompanying Unaudited Condensed Consolidated Statements of Operations as mining costs exceeded the net realizable value of coal inventory at MLMC.

Mining supplies inventory consists primarily of critical spare parts to support Contract Mining’s dragline operations and other general supplies used in day-to-day operations. Mining supplies inventory not expected to be utilized within the next 12 months is classified as long-term on the Unaudited Condensed Consolidated Balance Sheets.

NOTE 4—Stockholders' Equity

Stock Repurchase Program: On November 18, 2025, our Board of Directors approved a stock purchase program (2025 Stock Repurchase Program) providing for the purchase of up to $20.0 million of our outstanding Class A common stock through December 31, 2027. NACCO's previous repurchase program would have expired on December 31, 2025 but was terminated and replaced by the 2025 Stock Repurchase Program. During the three months ended September 30, 2026 and 2025, and the nine months ended September 30, 2026, there were no stock repurchases. During the nine months ended September 30, 2025, we repurchased 22,198 shares of Class A common stock for an aggregate purchase price of $0.7 million.

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

NOTE 5—Fair Value Disclosure

Recurring Fair Value Measurements: The following table presents our assets accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Date	(Level 1)	(Level 2)	(Level 3)
	September 30, 2026
Assets:
Equity securities	$18,970	$18,970	$—	$—
Money market funds	15,584	15,584	—	—
	$34,554	$34,554	$—	$—

	December 31, 2025
Assets:
Equity securities	$17,696	$17,696	$—	$—
Money market funds	14,579	14,579	—	—
	$32,275	$32,275	$—	$—

In a previous period, Bellaire established a $5.0 million Mine Water Treatment Trust, which is legally restricted for purposes of settling the Bellaire asset retirement obligation, to assure the long-term treatment of post-mining discharges. Bellaire's Mine Water Treatment Trust invests in equity securities that are reported at fair value based upon quoted market prices in active markets for identical assets; therefore, they are classified as Level 1 within the fair value hierarchy. The fair value of the Mine Water Treatment Trust was $13.7 million and $13.5 million at September 30, 2026 and December 31, 2025, respectively, and is recognized as a component of Equity securities in the Unaudited Condensed Consolidated Balance Sheets. We recognized a loss of less than $0.1 million and a gain of $0.8 million during the three and nine months ended September 30, 2026, respectively, and gains of $0.7 million and $1.2 million during the three and nine months ended September 30, 2025, respectively, related to the Mine Water Treatment Trust.

In a previous period, we invested $2.0 million in equity securities of a public company with a diversified portfolio of royalty producing mineral interests. The investment is reported at fair value based upon quoted market prices in active markets for identical assets; therefore, it is classified as Level 1 within the fair value hierarchy. The fair value of this investment was $5.3 million and $4.2 million at September 30, 2026 and December 31, 2025, respectively, and is recognized as a component of Equity securities in the Unaudited Condensed Consolidated Balance Sheets. We recognized gains of $0.5 million and $1.1 million during the three and nine months ended September 30, 2026, respectively, and losses of $0.4 million and $1.4 million during the three and nine months ended September 30, 2025, respectively, related to the investment in these equity securities.

The change in fair value of equity securities is reported on the line (Gain) loss on equity securities in the Other (income) expense section of the Unaudited Condensed Consolidated Statements of Operations.

During 2025 and 2026, excess funds from terminated defined benefit plans were invested in a money market fund and are being utilized to fund profit sharing contributions to eligible 401(k) plan participants. The current portion of $12.5 million is recorded on the line Prepaid profit sharing and the long-term portion of $3.1 million is recorded on the line Other non-current assets on the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2026. The money market investment is reported at fair value based upon quoted market prices in active markets for identical assets; therefore, it is classified as Level 1 within the fair value hierarchy.

There were no transfers into or out of Levels 1, 2 or 3 during the nine months ended September 30, 2026 and 2025.

Nonrecurring Fair Value Measurements: During the nine months ended September 30, 2026, the Company recognized impairment charges related to certain solar development projects. The carrying value of these projects primarily consisted of an equity method investment, transformer deposits, site development costs and other project-related capitalized expenditures.

Management identified events and circumstances indicating that the carrying amounts of certain solar development projects may not be recoverable, including changing market conditions, lower-than-expected projected monetization values, contractual pricing considerations and increased development and execution risks. Management concluded that the fair values of certain project assets and investments were below their carrying amounts. As a result, the Company recorded total asset impairment charges of $12.0 million in Unallocated Items. The impairment charges are reported on the line Solar asset impairment charges in the Unaudited Condensed Consolidated Statements of Operations. As of September 30, 2026, we have capitalized assets with a fair value of approximately $4.0 million associated with solar development projects.

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

The Investment in the unconsolidated subsidiaries and related tax positions totaled $0.8 million and $14.8 million at September 30, 2026 and December 31, 2025, respectively. The decrease during the first nine months of 2026 is due to intercompany tax settlements and distributions received from unconsolidated subsidiaries, partially offset by equity earnings recognized during the period. Our risk of loss relating to these entities is limited to our invested capital, which was $5.2 million and $6.7 million at September 30, 2026 and December 31, 2025, respectively. Earnings of Unconsolidated Subsidiaries were $15.8 million and $46.6 million during the three and nine months ended September 30, 2026, respectively, and $15.4 million and $43.7 million during the three and nine months ended September 30, 2025, respectively.

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

NOTE 7—Eiger Resources

As of September 30, 2026 and December 31, 2025, the Minerals and Royalties segment held an equity investment of $31.4 million and $33.7 million, respectively, in Eiger Resources, which holds operated and non-operated working interests in oil and natural gas assets in the Kansas and the Oklahoma portion of the Hugoton basin. Eiger Resources meets the definition of a VIE. As we own less than 20%, NACCO does not exercise financial control and is not the primary beneficiary of the VIE; therefore, we do not consolidate the results of these operations within our financial statements. Instead, this investment is accounted for using the equity method. Our investment is reported on the line Equity method investment in Eiger Resources in the Unaudited Condensed Consolidated Balance Sheets. The Minerals and Royalties segment records its share of earnings as Earnings of unconsolidated operations on the Unaudited Condensed Consolidated Statements of Operations. We recorded our share of earnings of $4.3 million and $4.2 million during the three and nine months ended September 30, 2026, respectively, and $1.1 million and $1.9 million during the three and nine months ended September 30, 2025, respectively. Due to the timing and availability of financial information, earnings or losses from this investment are recorded on a one quarter lag.

Changes in the Eiger Resources equity method investment balance are summarized as follows:

Balance at January 1, 2026	$33,723
Share of earnings	4,156
Distributions received	(6,465)
Balance at September 30, 2026	$31,414

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

See Note 1 for a discussion of our reportable segments. All current operations reside in the U.S.

The following table provides segment financial information and a reconciliation of segment results to consolidated results:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2026	2025	2026	2025
Revenues
Utility Coal Mining	$20,766	$19,654	$58,934	$67,519
Contract Mining	48,254	45,611	117,812	107,860
Minerals and Royalties	6,133	9,313	26,296	27,483
Total Reportable Segments	$75,153	$74,578	$203,042	$202,862
Unallocated Items	5,975	2,958	15,239	9,581
Eliminations	(634)	(922)	(2,702)	(2,023)
Total	$80,494	$76,614	$215,579	$210,420

Cost of sales
Utility Coal Mining	$20,821	$21,511	$57,875	$74,408
Contract Mining	42,529	42,395	102,318	99,432
Minerals and Royalties	1,288	1,121	3,687	4,351
Total Reportable Segments	$64,638	$65,027	$163,880	$178,191
Unallocated Items	4,766	2,502	13,193	7,790
Eliminations	(693)	(886)	(2,770)	(2,006)
Total	$68,711	$66,643	$174,303	$183,975

Earnings (losses) of unconsolidated operations
Utility Coal Mining	$14,333	$14,311	$42,087	$40,430
Contract Mining	1,424	1,074	4,505	3,275
Minerals and Royalties	4,256	1,111	4,156	1,916
Total Reportable Segments	$20,013	$16,496	$50,748	$45,621
Unallocated Items	(6)	(2)	(6)	(3)
Total	$20,007	$16,494	$50,742	$45,618

Operating expenses*
Utility Coal Mining	$7,671	$7,467	$22,835	$23,541
Contract Mining	2,237	2,361	7,334	6,794
Minerals and Royalties	1,426	1,335	4,606	3,968
Total Reportable Segments	$11,334	$11,163	$34,775	$34,303
Unallocated Items	11,199	8,525	39,237	23,352
Total	$22,533	$19,688	$74,012	$57,655

Operating profit (loss)
Utility Coal Mining	$6,607	$4,987	$20,311	$10,000
Contract Mining	4,912	1,929	12,665	4,909
Minerals and Royalties	7,675	7,968	22,159	21,080
Total Reportable Segments	$19,194	$14,884	$55,135	$35,989
Unallocated Items	(9,996)	(8,071)	(37,197)	(21,564)
Eliminations	59	(36)	68	(17)
Total	$9,257	$6,777	$18,006	$14,408

*Operating expenses consist of Selling, general and administrative expenses, Amortization of intangible assets, (Gain) loss on sale of assets, Solar asset impairment charges and Solar curtailment costs.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2026	2025	2026	2025
Expenditures for property, plant and equipment and acquisition of mineral interests
Utility Coal Mining	$1,326	$4,550	$2,356	$6,600
Contract Mining	1,147	10,697	19,759	18,483
Minerals and Royalties	52	4,252	122	5,059
Total Reportable Segments	$2,525	$19,499	$22,237	$30,142
Unallocated Items	25	2,893	22,036	4,200
Total	$2,550	$22,392	$44,273	$34,342

Depreciation, depletion and amortization
Utility Coal Mining	$2,312	$2,135	$7,028	$6,285
Contract Mining	2,713	2,777	7,204	8,396
Minerals and Royalties	1,042	935	2,873	3,688
Total Reportable Segments	$6,067	$5,847	$17,105	$18,369
Unallocated Items	261	347	840	709
Total	$6,328	$6,194	$17,945	$19,078

			SEPTEMBER 30 2026	DECEMBER 31 2025
Total assets
Utility Coal Mining			$129,745	$125,715
Contract Mining			241,541	213,571
Minerals and Royalties			112,938	115,545
Total Reportable Segments			$484,224	$454,831
Unallocated Items**			223,863	206,397
Total			$708,087	$661,228

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

In addition to the reportable segments discussed above, we also operate other businesses that are not currently reported as separate segments. These businesses complement our existing operations and support our long-term growth objectives. This primarily includes Mitigation Resources of North America® (Mitigation Resources), which provides natural resource restoration and reclamation services that include stream and wetland mitigation solutions. See Note 1 to the Unaudited Condensed Consolidated Financial Statements within this Form 10-Q for further discussion of our reportable segments.

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

CONSOLIDATED FINANCIAL SUMMARY

Our results of operations were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2026	2025	2026	2025
Revenues:
Utility Coal Mining	$20,766	$19,654	$58,934	$67,519
Contract Mining	48,254	45,611	117,812	107,860
Minerals and Royalties	6,133	9,313	26,296	27,483
Unallocated Items	5,975	2,958	15,239	9,581
Eliminations	(634)	(922)	(2,702)	(2,023)
Total revenue	$80,494	$76,614	$215,579	$210,420
Operating profit (loss):
Utility Coal Mining	$6,607	$4,987	$20,311	$10,000
Contract Mining	4,912	1,929	12,665	4,909
Minerals and Royalties	7,675	7,968	22,159	21,080
Unallocated Items	(9,996)	(8,071)	(37,197)	(21,564)
Eliminations	59	(36)	68	(17)
Total operating profit	9,257	6,777	18,006	14,408
Interest expense	2,197	1,087	5,475	4,805
Interest income	(687)	(708)	(1,915)	(2,343)
Closed mine obligations	497	478	1,431	1,454
(Gain) loss on equity securities	(497)	(284)	(1,810)	237
Gain on settlements of excess funding liabilities	(4,475)	—	(4,475)	(3,590)
Other, net	(314)	247	110	767
Other (income) expense, net	(3,279)	820	(1,184)	1,330
Income before income tax provision (benefit)	12,536	5,957	19,190	13,078
Income tax provision (benefit)	1,628	(7,297)	409	(8,336)
Net income	$10,908	$13,254	$18,781	$21,414

Effective income tax rate	13.0%	(122.5)%	2.1%	(63.7)%

The components of the change in revenues and operating profit are discussed below in Segment Results.

Third Quarter of 2026 Compared with Third Quarter of 2025, and First Nine Months Ended September 30, 2026 Compared with First Nine Months Ended September 30, 2025

Other (income) expense, net
Interest expense increased in the third quarter of 2026 and the first nine months of 2026 compared with the respective 2025 periods primarily due to higher average borrowings and increased average interest rates.

Interest income decreased in the third quarter of 2026 and the first nine months of 2026 compared with the respective 2025 periods due to lower earnings on reduced invested cash balances.

(Gain) loss on equity securities represents changes in the market price of invested assets reported at fair value. The favorable change in the third quarter of 2026 and the first nine months of 2026 compared with the respective 2025 periods is due to fluctuations in the market prices of the exchange-traded equity securities. See Note 5 to the Unaudited Condensed Consolidated Financial Statements for further discussion of equity securities.

During the three and nine months ended September 30, 2026, the Company and SWEPCO agreed to settle the excess funds from the Sabine Defined Benefit Plan. Under the settlement agreement, the Company assumed $2.5 million in Sabine-related medical, COBRA and post-retirement healthcare obligations for the $7.0 million of excess funds from the terminated Sabine Defined Benefit Plan, resulting in a gain of $4.5 million. During the nine months ended September 30, 2025, NACCO and

Falkirk’s former customer agreed to settle the excess funds from the Falkirk Defined Benefit Plan. Under the settlement agreement, the Company paid $10.9 million for the $14.5 million of excess funds from the terminated Falkirk Defined Benefit Plan, resulting in a $3.6 million gain. These gains are recorded on the line Gain on settlements of excess funding liabilities on the Unaudited Condensed Consolidated Statements of Operations. All excess funds were transferred to the NACCO 401(k) plan, a qualified replacement plan, and are being utilized to offset profit sharing contributions to 401(k) plan participants. See Note 5 to the Unaudited Condensed Consolidated Financial Statements for further discussion of these funds.

Income Taxes
We evaluate and update our estimated annual effective income tax rate based on current and forecasted operating results and tax laws. Historically, our actual effective tax rates have differed from the statutory effective tax rate primarily due to the benefit received from percentage depletion. The effective tax rate benefit from percentage depletion varies based upon the mix and timing of actual earnings compared to projections of earnings between entities that benefit from percentage depletion and those that do not, and as such the effective tax rate may vary quarterly and may make quarterly comparisons not meaningful. The benefit of percentage depletion is not directly related to the amount of consolidated pre-tax income recorded in a period. When income tax expense is recorded, the benefit from percentage depletion decreases the effective income tax rate, while the effect is to increase the effective income tax rate when a benefit for income taxes is recorded. Each quarter, we update our estimate of the annual effective tax rate, and the cumulative impact of the change in the estimated annual effective tax rate is recorded, which can make quarterly comparisons not meaningful.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
The following tables detail the changes in cash flow for the nine months ended September 30:

	2026	2025	Change
Operating activities:
Net cash provided by operating activities	$29,173	$39,502	$(10,329)

Investing activities:
Expenditures for property, plant and equipment and acquisition of mineral interests	(44,273)	(34,342)	(9,931)
Other	3,829	1,532	2,297
Net cash used for investing activities	(40,444)	(32,810)	(7,634)
Cash flow before financing activities	$(11,271)	$6,692	$(17,963)

The $10.3 million reduction in net cash provided by operating activities was primarily due to changes in operating assets and liabilities during the first nine months of 2026 compared with the prior-year period. The decrease was mainly attributable to a significant increase in Trade accounts receivable during the first nine months of 2026 compared with a reduction in the prior-year period. Contract Mining's Trade accounts receivable increased due to higher revenues primarily from the commencement and ramp up of a new dragline mining services contract. Utility Coal Mining's Trade accounts receivable increased due to payment delays from MLMC's customer.

In July 2026, MLMC's customer notified MLMC that payment of coal invoices would be delayed due to operational issues at the Red Hills Power Plant that reduced the customer's cash receipts and liquidity. The customer has made payments on outstanding invoices; however, certain payments continue to be delayed. As of September 30, 2026, MLMC had $25.5 million in Trade accounts receivable outstanding, of which $8.8 million was past due. Management is actively monitoring collectability and the potential impact on MLMC's liquidity and working capital requirements. See Item 1A Risk Factors on page 32 within this Form 10-Q for further discussion of MLMC.

The unfavorable change in Trade accounts receivable was partially offset by a significant increase in Accounts payable during the first nine months of 2026 whereas Accounts payable remained relatively consistent during the first nine months of 2025. Accounts payable increased during the 2026 period primarily due to Contract Mining's dragline rebuild and commissioning activities as well as equipment purchases. In addition, the Company assumed approximately $5.5 million of Sabine employee-related obligations, which are recorded within Accounts payable. Cash was received from SWEPCO related to these obligations. See Note 1 to the Unaudited Condensed Consolidated Financial Statements for further discussion of Sabine.

	2026	2025	Change
Financing activities:
Net additions (reductions) to long-term debt and revolving credit agreements	$23,948	$(20,721)	$44,669
Cash dividends paid	(5,863)	(5,452)	(411)
Purchase of treasury shares	—	(695)	695
Net cash provided by (used for) financing activities	$18,085	$(26,868)	$44,953
The change in net cash provided by (used for) financing activities was primarily due to additions in debt borrowings during the first nine months of 2026 compared with reductions during the first nine months of 2025.

Financing Activities
NACCO Natural Resources has a $200.0 million secured revolving line of credit (Facility) that matures in September 2028. Borrowings outstanding under the Facility were $105.5 million at September 30, 2026. At September 30, 2026, the excess availability under the Facility was $58.7 million, which reflects a reduction for outstanding letters of credit of $35.8 million.

During the three and nine months ended September 30, 2026, the Company recognized $3.4 million of expense related to obligations under a power purchase agreement associated with a solar development project. In October 2026, the counterparty drew on the related letter of credit, which satisfied the obligation and increased outstanding borrowings under the Company's revolving credit facility.

NACCO has not guaranteed any borrowings of NACCO Natural Resources. The Facility allows for the payment to NACCO of dividends and advances under certain circumstances. Dividends (to the extent permitted by the Facility) and management fees are the primary sources of cash for NACCO and enable us to pay dividends to stockholders and repurchase shares.

The Facility has performance-based pricing, which sets interest rates based upon NACCO Natural Resources achieving various levels of debt to EBITDA ratios, as defined in the Facility. Borrowings bear interest at a floating rate plus a margin based on the level of debt to EBITDA ratio achieved. The applicable margins, effective September 30, 2026, for base rate and Term Secured Overnight Financing Rate loans were 1.75% and 2.75%, respectively. The Facility has a commitment fee which is based upon achieving various levels of debt to EBITDA ratios. The commitment fee was 0.45% on the unused commitment at September 30, 2026. During the three and nine months ended September 30, 2026, the average borrowing under the Facility was $105.3 million and $97.6 million, respectively, and the weighted-average annual interest rate was 6.77% and 6.54%, respectively.

The Facility contains restrictive covenants, which require, among other things, NACCO Natural Resources to maintain a maximum net debt to EBITDA ratio of 2.75 to 1.00 and an interest coverage ratio of not less than 4.00 to 1.00. The Facility provides the ability to make loans, dividends and advances to NACCO, with some restrictions based on maintaining a maximum debt to EBITDA ratio of 1.50 to 1.00, or if greater than 1.50 to 1.00, a Fixed Charge Coverage Ratio of 1.10 to 1.00. At September 30, 2026, NACCO Natural Resources was in compliance with all financial covenants in the Facility.

The obligations under the Facility are guaranteed by certain of NACCO Natural Resources' direct and indirect, existing and future domestic subsidiaries, and is secured by certain assets of NACCO Natural Resources and the guarantors, subject to customary exceptions and limitations.

While the timing of collections from MLMC's customer remains uncertain, we believe funds available from cash on hand, the Facility and operating cash flows will provide sufficient liquidity to meet our operating needs and commitments arising during the next twelve months and until the expiration of the Facility in September 2028.

Expenditures for property, plant and equipment and mineral interests
Actual expenditures were $44.3 million during the first nine months of 2026, primarily for land in Tennessee at Mitigation Resources and draglines in the Contract Mining segment.

Planned expenditures for the remainder of 2026 are expected to be approximately $32 million. This amount includes $2 million in the Utility Coal Mining segment, $7 million in the Contract Mining segment, $20 million in the Minerals and Royalties segment and $3 million in growth businesses included in Unallocated Items. Planned expenditures in 2027 are expected to be approximately $56 million. The majority of these expenditures relate to business development opportunities and will only be made if the projects meet our growth investment criteria. Expenditures are expected to be funded from internally generated funds and/or bank borrowings.

Capital Structure
NACCO's consolidated capital structure is presented below:

	SEPTEMBER 30 2026	DECEMBER 31 2025	Change
Cash and cash equivalents	$56,522	$49,708	$6,814
Other net tangible assets	533,804	500,411	33,393
Intangible assets, net	4,215	4,725	(510)
Net assets	594,541	554,844	39,697
Total debt	(124,843)	(100,895)	(23,948)
Bellaire closed mine obligations	(24,317)	(24,706)	389
Total equity	$445,381	$429,243	$16,138
Debt to total capitalization	22%	19%	3%

The increase in other net tangible assets at September 30, 2026 compared with December 31, 2025 was mainly the result of the following changes during the first nine months of 2026:
•An increase in Property, plant and equipment, primarily due to investments in Contract Mining and Mitigation Resources supporting the Company’s growth initiatives.
•An increase in Trade accounts receivable, due to higher revenues primarily from the commencement and ramp up of a new dragline mining services contract and payment delays from MLMC's customer.

These increases were partially offset by the following changes during the first nine months of 2026:
•An increase in Accounts payable, primarily due to certain dragline rebuild and commissioning activities as well as equipment purchases. In addition, $5.5 million of Sabine employee-related obligations contributed to higher Accounts Payable. See Note 1 to the Unaudited Condensed Consolidated Financial Statements for further discussion of Sabine.
•A decrease in Investments in unconsolidated subsidiaries, primarily due to intercompany tax settlements and distributions received from unconsolidated subsidiaries, partially offset by equity earnings recognized during the period.

Contractual Obligations, Contingent Liabilities and Commitments
Since December 31, 2025, other than the changes discussed above, there have been no significant changes in the total amount of NACCO's contractual obligations, contingent liabilities or commercial commitments, or the timing of cash flows in accordance with those obligations as reported on page 52 in our Annual Report on Form 10-K for the year ended December 31, 2025. See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of certain guarantees related to Coyote Creek.

SEGMENT RESULTS

UTILITY COAL MINING SEGMENT

FINANCIAL REVIEW
Tons of coal delivered by the Utility Coal Mining segment were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2026	2025	2026	2025
Unconsolidated operations	5,644	5,469	16,078	14,821
Consolidated operations	572	609	1,696	2,090
Total tons delivered	6,216	6,078	17,774	16,911

The results of operations for the Utility Coal Mining segment were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2026	2025	2026	2025
Revenues	$20,766	$19,654	$58,934	$67,519
Cost of sales	20,821	21,511	57,875	74,408
Gross (loss) profit	(55)	(1,857)	1,059	(6,889)
Earnings of unconsolidated operations(a)	14,333	14,311	42,087	40,430
Selling, general and administrative expenses	7,507	7,317	22,202	23,070
Amortization of intangible assets	164	167	511	574
Loss (gain) on sale of assets	—	(17)	122	(103)
Operating profit	$6,607	$4,987	$20,311	$10,000
(a) See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of our unconsolidated subsidiaries.

Revenues increased 5.7% and decreased 12.7% in the third quarter of 2026 and the first nine months of 2026, respectively, compared with the 2025 periods. The third quarter revenue increase was primarily due to a higher contractually determined per ton sales price, partially offset by a decrease in customer requirements at MLMC. Revenues decreased in the first nine months of 2026, primarily due to lower customer requirements, partially offset by a higher per ton sales price. During 2026, MLMC's customer's power plant experienced unplanned outages and maintenance issues which resulted in lower customer requirements, primarily during the first half of the year.

The following table identifies the components of change in Operating profit for the third quarter of 2026 compared with the third quarter of 2025:

Operating Profit
2025	$4,987
Increase (decrease) from:
Gross (loss) profit	1,802
Earnings of unconsolidated operations	22
Amortization of intangibles	3
Selling, general and administrative expenses	(190)
Net change on sale of assets	(17)
2026	$6,607

The following table identifies the components of change in Operating profit for the first nine months of 2026 compared with the first nine months of 2025:

Operating Profit
2025	$10,000
Increase (decrease) from:
Gross (loss) profit	7,948
Earnings of unconsolidated operations	1,657
Selling, general and administrative expenses	868
Amortization of intangibles	63
Net change on sale of assets	(225)
2026	$20,311

Operating profit increased by $1.6 million and $10.3 million in the third quarter of 2026 and the first nine months of 2026, respectively, compared with the 2025 periods. These improvements were primarily due to favorable changes in gross (loss) profit mainly attributable to increases in the contractually determined sales price at MLMC and significantly lower inventory impairment charges. The 2026 periods included a $0.9 million inventory impairment charge whereas the third quarter of 2025 and the first nine months of 2025 included charges of $2.7 million and $7.0 million, respectively.

During the first nine months of 2026, lower customer demand resulting from outages and maintenance issues at the Red Hills Power Plant favorably affected results as reduced mining activity allowed for increased reclamation work. As a result, certain costs were recognized as reductions of MLMC's asset retirement obligation rather than through inventory and cost of sales, primarily in the first half of the year.

During the first nine months of 2026, an increase in earnings of unconsolidated operations and a decrease in selling, general and administrative expenses also contributed to the improvement in operating profit. The increase in earnings of unconsolidated operations was primarily due to higher customer demand at Coteau, partially offset by a lower management fee at Sabine. The decrease in selling, general and administrative expenses was mainly attributable to lower employee-related costs.

CONTRACT MINING SEGMENT

FINANCIAL REVIEW
Tons delivered by the Contract Mining segment were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2026	2025	2026	2025
Total tons delivered	14,288	14,385	45,261	41,185

The results of operations for the Contract Mining segment were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2026	2025	2026	2025
Total revenues	$48,254	$45,611	$117,812	$107,860
Reimbursable costs	26,103	32,959	63,448	71,009
Revenues excluding reimbursable costs	$22,151	$12,652	$54,364	$36,851

Total revenues	$48,254	$45,611	$117,812	$107,860
Cost of sales	42,529	42,395	102,318	99,432
Gross profit	5,725	3,216	15,494	8,428
Earnings of unconsolidated operations(a)	1,424	1,074	4,505	3,275
Selling, general and administrative expenses	2,237	2,363	7,234	6,796
Loss (gain) on sale of assets	—	(2)	100	(2)
Operating profit	$4,912	$1,929	$12,665	$4,909
(a) See Note 6 to the Unaudited Condensed Consolidated Financial Statements for a discussion of our unconsolidated subsidiaries.

Revenues excluding reimbursable costs increased 75.1% and 47.5% in the third quarter and the first nine months of 2026, respectively, compared with the 2025 periods. These improvements were primarily due to the commencement and ramp up of a new dragline mining services contract and an increase in equipment sales during 2026. Reimbursable costs have an offsetting amount in cost of sales and therefore have no impact on gross profit.

The following table identifies the components of change in Operating profit for the third quarter of 2026 compared with the third quarter of 2025:

Operating Profit
2025	$1,929
Increase (decrease) from:
Gross profit	2,509
Earnings of unconsolidated operations	350
Selling, general and administrative expenses, including net change on sale of assets	124
2026	$4,912

The following table identifies the components of change in Operating profit for the first nine months of 2026 compared with the first nine months of 2025:

Operating Profit
2025	$4,909
Increase (decrease) from:
Gross profit	7,066
Earnings of unconsolidated operations	1,230
Selling, general and administrative expenses	(438)
Net change on sale of assets	(102)
2026	$12,665

Operating profit increased $3.0 million and $7.8 million in the third quarter and the first nine months of 2026, respectively, compared with the 2025 periods. These improvements were primarily due to increases in gross profit and earnings of unconsolidated operations.

The favorable changes in gross profit were mainly the result of contributions from a new dragline mining services contract.
The improvements were also due to lower depreciation expense in the 2026 periods. Effective January 1, 2026, the Company’s Contract Mining segment changed its depreciation method for certain assets (primarily draglines and other large mining equipment) from the straight-line method to the units-of-production method. See Note 1 to the Unaudited Condensed Consolidated Financial Statements for further discussion of this change.

The increases in earnings of unconsolidated operations were primarily due to higher customer requirements as a result of an additional dragline operating at a new quarry since September 2025.

During the first nine months of 2026, the improvement in operating profit was partially offset by an increase in selling, general and administrative expenses mainly due to higher employee-related costs.

MINERALS AND ROYALTIES SEGMENT
FINANCIAL REVIEW
The following table sets forth our estimate of the number of gross and net productive wells:

	September 30, 2026		September 30, 2025
	Gross	Net	Gross	Net
Oil and Natural Gas Wells	2,515	21.7	2,406	23.5

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

Oil and natural gas prices have been historically volatile and may continue to be volatile in the future. The table below shows the average prices as reported by the United States Energy Information Administration for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2026	2025	2026	2025
West Texas Intermediate Average Crude Oil Price	$87.22	$65.74	$84.98	$67.40
Henry Hub Average Natural Gas Price	$2.87	$3.03	$3.54	$3.45
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

The results of operations for the Minerals and Royalties segment were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2026	2025	2026	2025
Oil and natural gas revenues	$5,062	$7,516	$21,373	$22,614
Other revenues	1,071	1,797	4,923	4,869
Total Revenues	$6,133	$9,313	$26,296	$27,483

Total Revenues	$6,133	$9,313	$26,296	$27,483
Cost of sales	1,288	1,121	3,687	4,351
Gross profit	4,845	8,192	22,609	23,132
Earnings from unconsolidated operations	4,256	1,111	4,156	1,916
Selling, general and administrative expenses	1,426	1,335	4,607	3,968
Gain on sale of assets	—	—	(1)	—
Operating profit	$7,675	$7,968	$22,159	$21,080

Revenues decreased 34.1% and 4.3% in the third quarter and the first nine months of 2026, respectively, compared with the 2025 periods, primarily due to lower natural gas revenues partially offset by higher oil revenues. These changes were mainly attributable to fluctuations in commodity prices. Decreased natural gas production also contributed to the reduction in revenues but was partially offset by increased oil production.

Receivables from third-party lessees for which we did not receive actual production information, either due to timing delays or due to the unavailability of data at the time when revenues are recognized, are estimated using expected sales volumes and estimated prices. The difference between our estimates and the actual amounts received is recorded in the period that payment is received from the third-party lessee. Revenue in the three months ended September 30, 2026, included a $1.1 million unfavorable adjustment primarily related to second quarter 2026 pricing estimates. Revenue in the nine months ended September 30, 2025, included a $1.5 million favorable adjustment related to production volumes for prior periods.

The following table identifies the components of change in Operating profit for the third quarter of 2026 compared with the third quarter of 2025:

Operating Profit
2025	$7,968
Increase (decrease) from:
Gross profit	(3,347)
Selling, general and administrative expenses	(91)
Earnings from unconsolidated operations	3,145
2026	$7,675
The following table identifies the components of change in Operating profit for the first nine months of 2026 compared with the first nine months of 2025:

Operating Profit
2025	$21,080
Increase (decrease) from:
Earnings from unconsolidated operations	2,240
Selling, general and administrative expenses, including net change on sale of assets	(638)
Gross profit	(523)
2026	$22,159

Operating profit decreased by $0.3 million and increased by $1.1 million in the third quarter and the first nine months of 2026, respectively, compared with the 2025 periods. These changes were primarily due to lower gross profit offset by increased earnings from unconsolidated operations.

The reductions in gross profit during the 2026 periods were mainly attributable to fluctuations in commodity prices. Decreased natural gas production also contributed to the reduction in gross profit but was partially offset by increased oil production.

The higher earnings from unconsolidated operations during the 2026 periods relate to an investment in Eiger Resources. The favorable changes in Eiger Resources' results were primarily due to fluctuations in commodity hedge positions and improvements in underlying production. Due to the timing and availability of financial information, earnings or losses from this investment are recorded on a one quarter lag.

During the first nine months of 2026, the improvement in operating profit was also partially offset by an increase in selling, general and administrative expenses mainly due to higher employee-related costs.

UNALLOCATED ITEMS AND ELIMINATIONS

FINANCIAL REVIEW
Unallocated Items and Eliminations were as follows for the three and nine months ended September 30:

	THREE MONTHS		NINE MONTHS
	2026	2025	2026	2025
Revenues	$5,341	$2,036	$12,537	$7,558
Operating loss	$(9,937)	$(8,107)	$(37,129)	$(21,581)

Revenues increased in the third quarter and the first nine months of 2026 compared to the 2025 periods, primarily due to higher restoration and reclamation service revenue and increased credit sales at Mitigation Resources.

The operating loss increased in the third quarter and the first nine months of 2026 compared to the 2025 periods. These unfavorable changes were primarily due to $3.4 million of solar curtailment costs associated with obligations under a power purchase agreement during the 2026 periods. In addition, the Company recorded $12.0 million of solar impairment charges related to certain development projects during the nine months ended September 30, 2026. See Note 1 and Note 5 to the Unaudited Condensed Consolidated Financial Statements for further discussion of these charges. See Item 1A Risk Factors on page 32 within this Form 10-Q for further discussion of solar development projects.

NACCO Industries, Inc. Outlook
NACCO Industries is a diversified natural resources company with a unique business model strategically positioned to deliver stable and growing financial returns over the long term. Our business model is purposefully built for durability and resilience with an expanding portfolio of long-term contracts, relationships and investments that leverage our proven operational expertise, disciplined capital allocation and entrepreneurial, yet patient approach. We have methodically built distinctive capabilities and clear competitive advantages that allow us to pursue a wide range of growth opportunities, often completely integrated into customers’ operations in partnership-based relationships. We have multiple vectors for value creation, and we are steadfastly committed to delivering compounding returns and expanding investor value over the long term, as evidenced by our reportable segments each contributing over $7 million of Segment Adjusted EBITDA in third-quarter 2026.

Our foundation rests on a stable base of long-term coal mining contracts and legacy mineral and royalty assets, which generate dependable recurring cash flows. As new long-term contracts and investments are added across the Company, these new multi-year agreements create a “layering effect” as their contributions compound over time.

While these long-term agreements and investments are intended to strengthen our earnings base over time, we continually evaluate whether individual projects or initiatives remain aligned with our strategic and financial objectives. During the second quarter of 2026, changing market conditions, regulatory developments and project-specific challenges led us to reassess certain solar investments. We continue to evaluate strategic alternatives for our solar development projects, including project sales, contract amendments and other transactions intended to monetize project value. We recognized $3.4 million of curtailment costs in third-quarter 2026. We expect to incur certain additional costs in fourth-quarter 2026 and may incur further costs associated with these projects in future years; however, the amount and timing of such costs will depend on ongoing discussions with counterparties and our efforts to transfer ownership of, or otherwise monetize, the projects.

At our Utility Coal Mining segment, operated by North American Coal, full-year 2026 operating profit is expected to increase over 2025. At MLMC, full-year operating results are expected to improve primarily due to the shift in focus to reclamation activities in the first half of 2026 and lower year-over-year inventory impairment charges, while earnings at the unconsolidated mining operations are anticipated to be comparable to 2025.

Full-year Utility Coal Mining operating profit is anticipated to improve, while fourth-quarter operating results are expected to be lower than the prior-year quarter due to reduced customer demand and higher diesel fuel costs at MLMC. Earnings at the unconsolidated mining operations are also expected to contribute to the decline primarily due to Sabine's owner assuming reclamation activities effective October 1, 2026.

Looking ahead to 2027, overall customer demand for coal is expected to remain consistent with 2026, while profitability is expected to improve. This increase is driven by anticipated improvements at MLMC if the customer's power plant is able to operate more consistently, as well as continued stable earnings at our unconsolidated operations. Improved results at Coteau and Falkirk are expected to largely offset the absence of reclamation income at Sabine.

The Contract Mining segment, operated by North American Mining, serves as our mining growth platform. We are building a portfolio of long-term contracts through geographic and mineral expansion that are expected to strengthen the foundation for sustained profitability in this segment. In early 2026, we commenced activities under a new multi-year dragline services contract as part of a U.S. Army Corps of Engineers construction project in Palm Beach County, Florida. In early October, we also commenced operations at a new limestone quarry in Arizona under a contract mining agreement that spans over a decade.

Sawtooth, a North American Mining subsidiary, provides exclusive comprehensive mining services at Thacker Pass, which is owned by a joint venture led by Lithium Americas Corp. Sawtooth will supply all the lithium-bearing ore requirements for our customer's Thacker Pass lithium processing facility, which is currently under construction. This project provides stable income during construction and is expected to contribute increased income and long-term cash flows as lithium production commences and ramps up to full production under a 20-year contract mining agreement. Lithium Americas is targeting mechanical completion of Thacker Pass Phase 1 in late 2027, with ramp-up to commercial production through 2028.

As a result of earnings contributions from new long-term contracts, we anticipate substantial year-over-year growth in Contract Mining operating profit and Segment Adjusted EBITDA in both the fourth-quarter and full-year 2026. We expect continued Contract Mining operating profit growth in 2027, which will include a full year of contributions from the Palm Beach County, Florida and Arizona quarry contracts.

The Minerals and Royalties segment, managed by Catapult, has constructed a high-quality, diversified portfolio of oil and gas mineral and royalty interests in the United States. The Catapult team is expanding its portfolio by leveraging a data-driven approach to capital deployment that incorporates a longer-term view of production and development. This segment also holds a meaningful equity investment in Eiger Resources, which holds working interests in oil and natural gas assets.

We expect fourth-quarter and full-year 2026 operating profit and Segment Adjusted EBITDA at Minerals and Royalties to decline from the respective prior-year periods, primarily as a result of lower anticipated royalty income, partially offset by higher expected income from Eiger Resources. In 2027, the Minerals and Royalties segment is expected to continue generating meaningful earnings and cash flow, although operating profit is expected to moderate from 2026 levels.

Mitigation Resources provides natural resource restoration and reclamation services that include stream and wetland mitigation solutions. Mitigation Resources is leveraging its strong reputation and clear competitive strengths to expand into additional mitigation, restoration and reclamation markets. Mitigation Resources is expected to deliver increasing profitability over time from the sale of mitigation credits and as reclamation and restoration services expand. This business, while currently variable in performance due to permit and project timing, is expected to generate a profit in the 2026 fourth quarter and in 2027. We expect the business to move toward more consistent and improving results over time as its portfolio of mitigation projects matures.

Overall, full-year consolidated operating profit is expected to be comparable to the prior year, including approximately $15 million of solar-related impairment and curtailment costs recognized through third-quarter 2026. Strong underlying business performance through the first nine months of 2026 positions NACCO to deliver a substantial year-over-year increase in full-year consolidated Adjusted EBITDA, which excludes solar impairment charges recognized in second-quarter 2026 and a $7.8 million pension settlement charge, $6.0 million after tax, recorded in fourth-quarter 2025. Income before income taxes and net income are also expected to increase year over year.

In the fourth quarter, net income is expected to increase year over year, primarily due to the absence of the pension settlement charge. Fourth-quarter 2026 consolidated operating profit and Adjusted EBITDA could be lower than the prior-year quarter depending on the timing of solar project curtailment costs.

We remain confident in our ability to deliver improving results and increasing cash flow over time. We expect meaningful year-over-year improvements in operating profit, net income and Consolidated EBITDA in 2027. Earnings are expected to benefit from continued expansion in Contract Mining and Mitigation Resources, along with improved operating performance across our other businesses. Looking ahead, our recent investments are expected to support sustained earnings growth and stronger cash flow as they mature.

NACCO continues to invest in its businesses to support future growth. We anticipate investing up to $32 million during the remainder of 2026 and up to $56 million in 2027. Both periods include Minerals and Royalties' annual budget of $20 million for growth investments. In addition, the 2027 estimate includes approximately $16 million related to Sawtooth that will be recovered from the customer over a five-year period. The remaining 2027 balance primarily relates to ongoing operations and other business development opportunities. Growth investments will be made only if new project proposals meet our disciplined investment criteria. While cash generated from operations is expected to increase moderately year over year, cash flow before financing is projected to remain a use of cash in 2026, reflecting our planned investment activity. We expect the full-year 2026 use of cash before financing to improve modestly over 2025. In 2027, cash flow before financing is expected to improve as recent investments contribute to earnings.

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

Our conservative approach to maintaining a strong capital structure and operating discipline minimizes risk, while the compounding effect of a growing portfolio of long-term contracts and strategic growth investments creates a robust foundation for cash flow growth. With a perspective that spans decades, we are methodically building a strong, stable business that is expected to deliver annuity-like returns. This long-term view allows us to leverage our core skills for strategic, measured expansion and pursue opportunities with longer-term horizons and higher returns. We pursue opportunities that other companies with shorter time horizons might overlook. Our commitment is to generate increasing cash flows and return value to shareholders, whether through reinvestment for growth or direct returns such as share repurchases and payment of dividends. We remain confident in our ability to drive growth, expand our capabilities and reward shareholders over the long run.

FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made subject to certain risks and uncertainties, which could cause actual results to differ materially from those presented. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: (1) a significant reduction in demand by the Company's customers from extended power plant outages, weather conditions or other events that would change the level of customers' coal or aggregates requirements, (2) customer liquidity constraints that could increase exposure to customer credit risk, (3) changes in the prices of hydrocarbons, particularly diesel fuel, natural gas, natural gas liquids and oil as a result of factors such as OPEC and/or government actions, geopolitical developments, economic conditions and regulatory changes, as well as supply and demand dynamics, (4) changes to or termination of customer or other third-party contracts, or a customer or other third party default under a contract, (5) costs to pursue and develop new mining, mitigation, oil and gas and power generation development opportunities and other value-added service opportunities, (6) the ability to successfully evaluate investments and achieve intended financial results in new business and growth initiatives, (7) changes in development plans by third-party lessees of the Company's mineral interests, (8) failure or delays by the Company's lessees in achieving expected production of natural gas and other hydrocarbons; the availability and cost of transportation and processing services in the areas where the Company's oil and gas reserves are located; and the ability of lessees to obtain capital or financing needed for well-development operations and leasing and development of oil and gas reserves on federal lands, (9) any customer's early retirement or premature facility closure or extended project development delay, (10) federal and state legislative and regulatory actions affecting fossil fuels, (11) supply chain disruptions, including price increases and shortages of parts and materials, inclusive of tariff effects, (12) changes in tax laws or regulatory requirements, including the elimination of, or reduction in, the percentage depletion tax deduction, changes in mining or power plant emission regulations and health, safety or environmental legislation, (13) impairment charges, (14) changes in costs related to geological and geotechnical conditions, repairs and maintenance, new equipment and replacement parts, fuel or other similar items, (15) equipment problems that could affect deliveries to customers, (16) changes in the costs to reclaim mining areas, (17) disruptions from natural or human causes, including severe weather, accidents, fires, earthquakes and terrorist acts, any of which could result in suspension of operations or harm to people or the environment, and (18) the ability to attract, retain, and replace workforce.

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
Changes in internal control over financial reporting: During the third quarter of 2026, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1    Legal Proceedings
    None.

Item 1A    Risk Factors
During the quarter ended September 30, 2026, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, except as follows:

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

During 2026, unplanned outages and maintenance issues at the Red Hills Power Plant reduced plant availability and generation. Continued operational disruptions may result in sustained reductions in coal deliveries, reduced revenues, impairment charges, operating losses and lower operating cash flows during the remainder of 2026 and future periods. In response to reduced customer demand, MLMC has curtailed certain mining activities and increased its focus on reclamation activities. While reclamation work may reduce MLMC's asset retirement obligation, such activities require the expenditure of cash and may not offset the adverse effects of reduced customer demand, lower revenues and decreased operating cash flows.

In July 2026, MLMC's customer notified MLMC that payment of coal invoices would be delayed due to operational issues at the Red Hills Power Plant that reduced the customer's cash receipts and liquidity. The customer has made payments on outstanding invoices; however, certain payments continue to be delayed. As of September 30, 2026, MLMC had $25.5 million in Trade accounts receivable outstanding, of which $8.8 million was past due. There can be no assurance regarding the timing of payment or the customer's future ability to satisfy its obligations when due. If plant outages, reduced generation levels or related liquidity constraints continue, additional customer receivables could accumulate and payment delays could extend beyond the current outstanding amounts, which could increase MLMC's working capital requirements, adversely affect liquidity and cash flows and increase exposure to customer credit risk.

Termination of or default under long-term mining contracts could adversely affect our business, financial condition, results of operations and cash flows.
Substantially all of the Utility Coal Mining segment's profits are derived from long-term mining contracts. Although we have long-term contracts, any customer's premature facility closure or contract default could have a material adverse effect on our business, financial condition and results of operations.

Coteau operates the Freedom Mine in North Dakota. All coal production from the Freedom Mine is delivered to Basin Electric Power Cooperative (Basin Electric) under a lignite sales agreement through 2032, with a Coteau option to extend through 2037. Basin Electric utilizes the coal at the Great Plains Synfuels Plant (the Synfuels Plant), Antelope Valley Station and Leland Olds Station. The Synfuels Plant is a coal gasification plant, owned by Dakota Gasification Company, a subsidiary of Basin Electric, that manufactures synthetic natural gas and produces fertilizers, solvents, phenol, carbon dioxide, and other chemical products for sale.

In September 2026, Basin Electric announced that a financial forecast for Dakota Gasification Company indicated that the facility may not continue operating through 2047, the end of its previously estimated useful life, and that Basin Electric expects to record a material impairment charge related to the facility. Basin Electric has not announced a closure date for the Synfuels Plant. However, any future reduction in coal requirements, early retirement of the facility or other material adverse changes affecting operations at the Synfuels Plant could reduce coal deliveries from the Freedom Mine and adversely affect the Company's future earnings and cash flows.

Our investments in mitigation solutions, comprehensive reclamation and restoration construction services and solar-related development projects are subject to substantial risks and uncertainties.

There are risks associated with NACCO's ability to execute on our long-term growth strategy, including our investments in mitigation solutions, comprehensive reclamation and restoration construction services at Mitigation Resources and solar-related development projects, as well as our ability to develop and manage such projects profitably.

Changes to U.S. energy policy including modifications to tax incentives and other regulatory programs, may adversely affect the economics of solar development projects. As of September 30, 2026, we have approximately $4.0 million of capitalized assets associated with solar development projects. Although the Company recognized solar curtailment costs associated with obligations under a power purchase agreement and solar impairment charges related to these development projects during the first nine months of 2026, future changes in project economics, development timelines, financing availability, tax-credit qualification, buyer demand or transaction terms could adversely affect the recoverability or returns associated with remaining project assets and investments. We may incur additional development costs in connection with current projects. If project assumptions are not realized or expected returns are lower than anticipated, we could incur additional expenses or impairment charges, which could adversely affect our operating results, financial condition and cash flows.

Mitigation solutions, comprehensive reclamation and restoration construction services and solar-related development projects require significant upfront investments before project viability is fully established. If project economics deteriorate, development project schedules are delayed, financing is unavailable, anticipated tax incentives are reduced or unavailable, interconnection arrangements become less favorable or buyers cannot be identified on acceptable terms, the Company may be unable to recover all or a portion of these investments. The assumptions used in evaluating project economics and asset recoverability involve significant judgment, including assumptions related to project timing, tax-credit qualification, financing availability, customer and buyer demand, equipment commitments and expected project returns.

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

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of the Publicly Announced Program	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
Month #1 (July 1 to 31, 2026)	—	$—	—	$18,162,075
Month #2 (August 1 to 31, 2026)	—	$—	—	$18,162,075
Month #3 (September 1 to 30, 2026)	—	$—	—	$18,162,075
Total	—	$—	—	$18,162,075

(1)    During 2025, our Board of Directors approved a stock purchase program providing for the purchase of up to $20.0 million of our outstanding Class A common stock through December 31, 2027. See Note 4 to the Unaudited Condensed Consolidated Financial Statements for further discussion of our stock repurchase programs.

Item 3    Defaults Upon Senior Securities
    None.

Item 4    Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 filed with this Quarterly Report on Form 10-Q for the period ended September 30, 2026.

Item 5    Other Information
During the third quarter of 2026, none of our directors or executive officers adopted or terminated a Rule 10b5-1
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

NACCO Industries, Inc. (Registrant)
Date:	November 4, 2026	/s/ Elizabeth I. Loveman
Elizabeth I. Loveman
Senior Vice President and Controller (principal financial and accounting officer)